Form 10-K
period 1996-03-31
LORAL SPACE & COMMUNICATIONS LTD
filed 1996-07-01
CIK 1006269

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                            ------------------------

                         Commission file number 1-14180

                       LORAL SPACE & COMMUNICATIONS LTD.

                                600 Third Avenue
                            New York, New York 10016
                           Telephone: (212) 697-1105

                     Jurisdiction of incorporation: Bermuda

                     IRS identification number: 13-3867424

                            ------------------------

     Securities registered pursuant to Section 12(b) of the Act:

                                                                     NAME OF EACH EXCHANGE
                       TITLE OF EACH CLASS                            ON WHICH REGISTERED
- ------------------------------------------------------------------  ------------------------
Common Stock, $.01 par value......................................  New York Stock Exchange

     The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or such shorter period. The registrant has not been subject to such filing requirements for the past 90 days.

     No disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will not be contained, to the best of registrant's knowledge, in information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     At May 31, 1996, 183,592,308 common shares were outstanding, and the aggregate market value of such shares (based upon the closing price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $2,894,000,000.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                                  THE COMPANY

     Loral Space & Communications Ltd. ("Loral SpaceCom" or the "Company") manages and is the largest equity owner of both Globalstar, L.P. ("Globalstar") and Space Systems/Loral, Inc. ("SS/L") (together the "Operating Affiliates"). The Company will also act as a Globalstar service provider in Canada, Brazil and Mexico, and is evaluating additional satellite-based service opportunities. Loral SpaceCom was formed to effectuate the distribution of Loral Corporation's ("Loral") space and telecommunications businesses (the "Distribution") to shareholders of Loral and holders of options to purchase Loral common stock pursuant to a merger agreement (the "Merger") dated January 7, 1996 between Loral and Lockheed Martin Corporation ("Lockheed Martin").

     Globalstar and SS/L have established strategic alliances with world-class telecommunications service providers and equipment manufacturers and with leading aerospace companies. In addition, the Company has established a relationship with Lockheed Martin through which the Company and its Operating Affiliates will have certain rights to use intellectual property and access to research and development, technical consulting and support services.

     The Company, in partnership with established international telecommunications companies, as well as local wireless or telephone companies, will act as a Globalstar service provider in several key territories, including Canada, Brazil and Mexico. The Company, together with QUALCOMM Incorporated ("Qualcomm"), also has the exclusive right to provide in-flight phone service using Globalstar in the United States.

     The Company also intends to pursue additional satellite-based communications services opportunities, including (i) CyberStar, a proposed high-speed satellite-delivered communications system designed to provide users with communications services such as desktop video-conferencing, high-data rate computer networking and data transmission; (ii) domestic and international direct broadcast services; and (iii) telecommunications satellites for voice telephony, video teleconferencing, transmission to television networks and cable head-ends and remote news and sports feeds.

     The Distribution of approximately 183.6 million shares of Loral SpaceCom common stock was made on April 23, 1996 (the "Distribution Date"). In connection with the Distribution, Lockheed Martin contributed $612 million in cash to the Company. Of the amount contributed, $344 million represented the purchase of a 20% fully-diluted equity interest in the Company in the form of Loral SpaceCom Series A Convertible Preferred Stock. Such stock is subject to certain voting limitations, restrictions on transfer and standstill provisions. The Company has invested its $612 million in marketable securities pending investment in the Company's satellite telecommunications programs and opportunities. The Company also holds $102.5 million principal amount of Globalstar Telecommunications Limited's ("GTL") 6 1/2% Convertible Preferred Equivalent Obligations and a minority non-controlling equity investment in K&F Industries, Inc. ("K&F").

                                   GLOBALSTAR

     Globalstar is building and preparing to launch and operate a worldwide, low-earth orbit ("LEO") satellite-based digital telecommunications system (the "Globalstar(TM) System"). The Globalstar System is designed to enable local service providers to offer low-cost, high quality wireless voice telephony and data services in virtually every populated area of the world. The Globalstar System's worldwide coverage is designed to enable its service providers to extend modern telecommunications services to people who currently lack basic telephone service and to enhance wireless telecommunications in areas underserved or not served by existing or future cellular systems, providing a telecommunications solution in parts of the world where the build-out of terrestrial systems cannot be economically justified.

     The Company owns, directly and indirectly, 33.7% of Globalstar's outstanding equity and has overall management responsibility for the design, construction, deployment and operation of the Globalstar System. A portion of the Company's interest in Globalstar is held through GTL, a Bermuda company traded on the Nasdaq National Market.

     Globalstar users will make and receive calls through a variety of Globalstar phones, including hand-held and vehicle-mounted units similar to today's cellular telephones, fixed telephones similar either to phone booths or ordinary wireline telephones, and data terminals and facsimile machines (collectively, the "Globalstar Phones"). Dual-mode Globalstar Phones will provide access to both the Globalstar System and the subscriber's land-based cellular service. Each Globalstar Phone will communicate through one or more satellites to a local Globalstar service provider's interconnection point (known as a gateway) which will, in turn, connect into existing telecommunications networks.

     Globalstar is on schedule to begin launching satellites in the second half of 1997, to commence commercial operations in the second half of 1998 (the "In-Service Date") and to have its full constellation of 48 satellites, plus eight in-orbit spare satellites, launched by the end of 1998 (the "Full Constellation Date"). Significant regulatory and licensing milestones have been achieved for the Globalstar System, including allocation of required frequencies by the Federal Communications Commission ("FCC") and the 1995 World Radiocommunication Conference ("WRC '95"). To date, Globalstar has raised or received commitments for approximately $1.4 billion in equity, debt and vendor financing, representing over 75% of the total external financing expected to be required to complete the system and to achieve worldwide operations. Globalstar intends to raise the balance of its external financing needs in the capital markets and may also seek financing support from its strategic partners.

     Full satellite critical design review has been successfully completed, manufacturing of long-lead-time components of the Globalstar satellites has commenced, engineering models are under construction and the non-recurring design phase of the satellite contract is close to completion. Definitive agreements have been reached with three launch providers for the launch of the full Globalstar satellite constellation. These agreements provide for a variety of launch options, giving Globalstar considerable launch flexibility.

     Internationally, Globalstar's partners have been seeking alliances in their assigned territories with service providers and have entered into such agreements in certain territories. Globalstar believes these relationships with in-country service providers may facilitate the granting of local regulatory approval for operation of the Globalstar System and provide local marketing and technical expertise.

     The Globalstar System has been designed to address the substantial and growing demand for telecommunications services worldwide, particularly in developing countries. More than 3 billion people today live without residential telephone service, many of them in rural areas where the cost of installing wireline service is prohibitively high. Moreover, even where telephone infrastructure is available in developing countries, outdated equipment often leads to unreliable local service and limited international access. The number of worldwide fixed phone lines has increased from 473 million to 647 million since 1988 and is projected to increase to one billion by 2002. Nonetheless, since 1988, waiting lists for fixed service have increased from 36 million to 46 million, resulting in an average waiting time before installation of approximately one and a half years. Similarly, the cellular market has grown from 4 million worldwide subscribers in 1988 to an estimated 87 million in 1995 and is projected to increase to 334 million by 2001. At that time, it is projected that only 40% of the world's population will live in areas with cellular coverage. The remaining 60% of the world population will have access to wireless telephone service principally through satellite-based systems like the Globalstar System. Globalstar's business plan requires penetration of only a small fraction of these potential markets to achieve its objectives.

     The Globalstar System has been designed with attributes which the Company believes compare favorably to other proposed global mobile satellite service systems including: (i) Globalstar's unique combination of code division multiple access ("CDMA") technology and path diversity through multiple satellite coverage will reduce call interruptions and signal blockage from obstructions and will use satellite power more efficiently; (ii) a proven space segment design without complex intersatellite links or on-board call processing and a ground segment with flexible, low-cost gateways and competitively priced Globalstar Phones; (iii) lower average wholesale prices than other proposed mobile satellite service ("MSS") systems; and (iv) gateways installed in most major countries, minimizing tail charges (i.e. amounts charged by carriers other than the

Globalstar service provider for connecting a Globalstar call through its network), resulting in low costs for domestic and regional calls, which will account for the vast majority of Globalstar's anticipated usage.

     Globalstar is a development stage company and has no operating history. It has incurred net losses from inception and expects such losses to continue until commercial service operations have commenced. Globalstar will require expenditures of significant funds for development, construction, testing and deployment before commercialization. Globalstar does not expect to commence operations before 1998 or to achieve positive cash flow before 1999. There can be no assurance that Globalstar will achieve its objectives by the target dates.

     In March and April, 1996, GTL sold a total of $310,000,000 of its 6 1/2% Convertible Preferred Equivalent Obligations due 2006 in a Rule 144A offering, of which the Company purchased $102,500,000 principal amount. These securities are convertible into GTL common stock at any time after 60 days from the date of original issuance and prior to maturity at $65.00 per share. GTL utilized the proceeds of this offering to purchase Redeemable Preferred Partnership Interests in Globalstar, the terms of which are generally similar to those of the securities issued in the offering, and Globalstar will use such proceeds for the design, construction and deployment of the Globalstar System. On June 21, 1996, GTL filed a registration statement on Form S-3 to register its 6 1/2% Convertible Preferred Equivalent Obligations and the shares of GTL common stock issuable upon the conversion thereof.

  THE GLOBALSTAR SYSTEM

     The Globalstar System is comprised of the Space Segment, consisting of 48 satellites and eight in-orbit spare satellites, and the Ground Segment consisting of two Satellite Operations Control Centers ("SOCCs") and two Ground Operations Control Centers ("GOCCs"), Globalstar gateways in each region served, and mobile and fixed Globalstar Phones. Globalstar will own and operate the satellite constellation, the SOCCs and the GOCCs, as well as one gateway; the remaining elements of the system will be owned by Globalstar's service providers and their subscribers. The descriptions of the Globalstar System are based upon current design and are subject to modification in light of future technical and regulatory developments.

     Globalstar's most important service will be voice telephony service, which Globalstar expects to offer through telephone booth-like installations and other fixed telephones located in areas without any landline or cellular telephone coverage, and through hand-held and vehicle-mounted units, similar to existing cellular telephones. Globalstar is also expected to offer paging, facsimile and messaging services and position location capabilities, which may be integrated with its voice services or marketed separately, as well as environmental and asset monitoring from remote locations and other forms of data transmission.

  VOICE SERVICES

     The majority of the world's population does not have ready access to any of the basic telephone services that are available to most residents of developed nations. Public installations of one or more Globalstar Phones, configured as telephone booths, powered by local generators or solar panels and connected to a directional antenna aimed at the satellites overhead, would be important resources for remote villages currently lacking basic telephone service. Government officials, among other individuals, as well as commercial enterprises in remote areas such as mining and logging operations, are expected to utilize fixed Globalstar Phones which will operate like landline telephones, but will be connected to a directional Globalstar antenna. Directional antennae also provide for more efficient use of the system's capacity.

     In certain regions, land-based cellular systems cannot be justified economically because of their population density or geographic characteristics. As a satellite-based system with worldwide coverage, Globalstar can efficiently offer both hand-held and vehicle-mounted mobile service in these areas through its single-mode mobile Globalstar Phones. These units are expected to be similar in size, function and cost to today's full-featured cellular telephones. Unlike any cellular telephone in existence today, however, these units are designed to have the ability to operate (both for making and receiving calls) in virtually every inhabited area of the world where Globalstar service is authorized.

     The Globalstar mobile telephone will be equipped with an omnidirectional antenna, similar to a cellular telephone antenna. Each mobile telephone is designed to communicate with all satellites in view and will have the built-in signal processing intelligence to constantly seek out and select the strongest signal transmitted from overhead, combining the signals received to ensure maximum service quality. Further, Globalstar Phones will automatically vary their power output as necessary to maintain call quality and connectivity.

     Current cellular system subscribers who need a mobile telephone that also works when they travel to areas without compatible cellular coverage (or that have no cellular coverage at all) will be offered Globalstar service through dual-mode handsets and vehicle-mounted units. A dual-mode telephone will also permit the user to access Globalstar service when cellular access is temporarily blocked by interference, terrain or over-capacity. Like Globalstar's single-mode mobile telephones, dual-mode telephones are designed to enable the user to make and receive calls through a unique access number anywhere in the world where service is authorized.

     Dual-mode Globalstar Phones can be programmed by the service provider to automatically utilize the chosen land-based cellular service whenever it is available and to otherwise process the call through Globalstar; they can also be programmed for manual selection between Globalstar and the land-based cellular system. Dual-mode Globalstar Phones are being developed for the most widely-based conventional cellular modulation. The dual-mode pairs are expected to include: Globalstar/CDMA, Globalstar/Advanced Mobile Phone Systems (AMPS) and Globalstar/Global System for Mobile Communications (GSM).

     Based on terrestrial simulations of the Globalstar System, Globalstar expects that its digital voice services will have a clarity and quality better than those of analog land-based cellular systems currently in use. Moreover, the system has been designed to minimize call interruptions ("dropped calls") resulting from movements on the part of the user or the satellites. Nonetheless, obstacles such as buildings, trees or mountainous terrain may degrade service quality, as they would in the case of terrestrial cellular systems, and service may not be available in the core of high-rise buildings. Globalstar is expected to offer the full range of voice services provided by modern land-based telephone networks, including options such as call forwarding, conferencing, call waiting, call transfer and reverse charging (collect calls). Globalstar's voice services will be digital in nature and therefore difficult for unauthorized listeners to intercept and decode and as a result will be more secure than those offered by analog systems such as existing cellular telephones.

     By planning for volume production and utilizing commercially available off-the-shelf components where possible, Globalstar expects that its Globalstar Phones will be priced comparably to current state-of-the-art digital cellular telephones. Qualcomm has agreed to design and manufacture a number of versions of Globalstar Phones. It has recently granted a license to Orbitel Mobile Communications Ltd., an affiliate of L.M. Ericsson, to manufacture Globalstar Phones and has also agreed to license at commercially reasonable royalty rates at least two other qualified Globalstar Phone manufacturers.

  OTHER SERVICES

     Messaging and Paging Services. In addition to supporting voice services, the Globalstar System is also expected to function as a worldwide paging and alphanumeric messaging service. Hand-held or vehicle-mounted Globalstar Phones are currently being designed with a built-in paging and messaging feature that allows the user to receive a page or a short alphanumeric message while the unit is in a very-low-power "quiet listening only" mode. Separate Globalstar messaging and paging units may also be developed by Globalstar or by third party vendors. The Globalstar System can readily support these functions without taxing system resources since, as compared with voice services, messages and pages have a relatively low data content and do not require instantaneous, two-way transmission.

     Remote Monitoring. Globalstar data terminals integrated with automatic sensing equipment of various kinds can provide a continuous stream of valuable information concerning natural events such as weather conditions, seismic shifts and forest fires, as well as the condition of remote assets, such as oil and gas pipelines and electric utility transmission lines.

     Facsimile and Other Data Services. The Globalstar System is expected to support fax traffic, as well as transmissions of digital computer data.

     Position Location. Frequent, accurate readings of position location for large numbers of vehicles is critical information for the efficient management of fleets of trucks and railcars. Qualcomm's OmniTRACS system, which relays position location information to a central location and offers messaging capabilities, will be offered to Globalstar service providers to address this need.

  GLOBALSTAR SYSTEM CAPACITY

     The estimated capacity of the Globalstar System is anticipated to be in the range of approximately 800 million to 1 billion call minutes per month assuming equal fixed and mobile usage. However, Globalstar's total effective system capacity will depend on a number of variables. The number of call minutes per month the system can support will depend primarily on (i) the total bandwidth available to CDMA MSS systems, (ii) the number of systems sharing that bandwidth, (iii) the total number of subscribers, (iv) the type of Globalstar Phones (fixed or mobile) they use and (v) the level of average system availability required. Capacity will also depend upon a number of other variables, including (i) the peak hour system utilization pattern, (ii) average call length and (iii) the distribution of Globalstar Phones in use over the surface of the Earth.

  COMPETITION

     Competition in the telecommunications industry is intense, fueled by rapid and continuous technological advances and alliances between industry participants seeking to implement such advances on an international scale. Although no present participant is currently providing the same global personal telecommunications service to be provided by Globalstar, it is anticipated that one or more additional competing MSS systems will be launched and that the success, or anticipated success, of Globalstar and its direct competitors could attract other entrants. Although not anticipated, if any of Globalstar's competitors succeed in marketing and deploying their systems substantially earlier than Globalstar, Globalstar's ability to compete in areas served by such competitors may be adversely affected.

     Globalstar's most direct competitors are: the two other FCC-licensed MSS applicants, Motorola, Inc.'s ("Motorola") Iridium system and TRW, Inc.'s ("TRW") Odyssey system; and I-CO Global Communication's ICO system. ICO was not an applicant or a licensee before the FCC, and is seeking to operate in a different frequency band not available for use by MSS systems. A number of other satellite-based telecommunications systems have been proposed using geosynchronous satellites. Because some of these proposed systems involve relatively simple ground control requirements and are expected to deploy no more than two satellites, they may succeed in deploying and marketing their systems before Globalstar. In addition, coordination of standards among regional geostationary systems could enable these systems to provide worldwide service to their subscriber base, thereby increasing the competition to Globalstar.

     It is expected that as land-based telecommunications service expands to regions currently not served by wireline or cellular services, demand for Globalstar service in those regions may be reduced. If such systems are constructed at a more rapid rate than that anticipated by Globalstar, the demand for Globalstar service may be reduced at rates higher than those assumed by Globalstar. Globalstar may also face competition in the future from companies using new technologies and new satellite systems. New technology could render Globalstar obsolete or less competitive by satisfying consumer demand in alternative ways, or through the introduction of incompatible telecommunications standards. A number of these new technologies, even if they are not ultimately successful, could have an adverse effect on Globalstar as a result of their initial marketing efforts.

  REGULATION

     United States FCC Regulation. On January 31, 1995, the FCC authorized the construction, launch and operation of the Globalstar System and assigned bands of the radio frequency spectrum for the user links (the "FCC License"). This license is currently held by L/Q Licensee, Inc. ("L/Q Licensee"), a subsidiary of the Company which has agreed to use the FCC License exclusively for the benefit of Globalstar. The FCC is the

United States agency with jurisdiction over commercial uses of the radio spectrum. All commercial MSS systems such as Globalstar must obtain an authorization from the FCC to construct and launch their satellites and to operate the satellites to provide MSS services in assigned spectrum segments in the United States. The FCC may also adopt from time to time rules applicable to MSS systems, which may impose constraints on the operation of Globalstar satellites, subscriber terminals and/or gateway earth stations.

     The Globalstar System requires regulatory authorization for two pairs of frequencies: user links (from the user to the satellites, and vice versa) and feeder links (from the gateways to the satellites, and vice versa). The FCC License grants authority to construct, launch and operate the Globalstar System with user links in the 1 and 2 GHz bands, consistent with the United States band plan for MSS Above 1 GHz Systems. At the time it granted the FCC License in January of 1995, the FCC deferred action on feeder link assignments until after the WRC '95 (which, in October of that year, allocated such frequencies internationally), but granted authority to construct the system at Globalstar's own risk using the feeder link bands originally requested. L/Q Licensee has applied to the FCC for feeder links in the 5 GHz and 7 GHz bands, consistent with the international allocation for non-geostationery MSS feeder links adopted at WRC '95, and has filed a request for an appropriate modification of its interim construction authority.

     The authorization granted by the FCC to LQP for Globalstar requires that construction, launch and operation of the system must be accomplished in accordance with the technical specifications set forth in the Globalstar FCC application, as amended, and consistent with the FCC's rules unless specifically waived. During the process of constructing the Globalstar System, there may be certain modifications to the design set forth in the application on file with the FCC which may require filing an application to modify the authorization, such as the application for feeder link assignments. There can be no assurance that the FCC will grant these requests or do so in a timely manner. Denial of such requests or delay in grant of such requests could adversely affect the performance of the Globalstar System or result in schedule delays or cost increases. In addition, use and operation of Globalstar's feeder and user links are subject to FCC regulations regarding interference protection and coordination with other systems which may have an adverse effect on the usefuless of such frequencies.

     LQP's MSS application was one of six considered concurrently by the FCC. On January 31, 1995, Motorola and TRW also were granted FCC licenses for MSS above 1 GHz systems. The applications of three other applicants were deferred and these three applicants were given until January 1996 to establish that they are financially qualified to receive an MSS license. In January 1996, at the request of two of the deferred applicants, the FCC granted an extension of the deadline for demonstrating financial qualification.

     The FCC License only authorizes the construction, launch and operation of the Globalstar System's satellite constellation. Separate authorizations must be obtained from the FCC for operation of gateways and Globalstar Phones in the United States. Globalstar's authorized service provider, AirTouch Communications ("AirTouch"), Globalstar's service provider in the United States, will apply for the required regulatory authorizations for gateways and Globalstar Phones, and the manufacturer will apply for equipment authorization for Globalstar Phones. Failure to obtain, or delay in obtaining, such licenses would adversely affect the implementation of the Globalstar System. Similar procedures are expected to apply internationally.

     Globalstar proposes to operate on an international basis, but the FCC License only authorizes construction and launch of the system for operation in the United States. Even though the Globalstar System is licensed to operate in the United States by the FCC, in order to provide MSS service in other countries, Globalstar or its service providers must obtain the required regulatory authorizations in those countries. There can be no assurance that the required regulatory authorizations will be obtained in any other country in which Globalstar proposes to operate, or that they will be obtained in a timely manner, or that, if granted, they will authorize MSS service on the same terms as the U.S. license. Failure or delay in obtaining licenses for the Globalstar System in other countries or grant of licenses on substantially different terms and conditions would have an adverse effect on Globalstar.

     In May 1996, the FCC initiated a notice-and-comment rulemaking to adopt rules governing procedures to authorize service in the United States by satellite systems licensed by foreign countries. If a foreign satellite system were authorized to operate in the United States on frequencies assigned to Globalstar, additional coordination obligations may be required.

     In its order (the "Order") adopting rules and policies for MSS above 1 GHz, the FCC stated that an MSS above 1 GHz license would impose implementation milestones on licensed systems. If these milestones are not met, the FCC has stated that the license would be deemed null and void. Globalstar's current estimated implementation schedule falls within the milestones adopted by the FCC. Moreover, the milestone schedule will not become effective until Globalstar is granted an unconditional authorization which includes an assignment of feeder link frequencies. Delays in construction, launch or commencing operations of the Globalstar System could result in loss of the FCC License. The FCC License will be effective for 10 years from the date on which the licensee certifies to the FCC that its initial satellite has been successfully placed into orbit and that the operations of that satellite conform to the terms and conditions of its MSS license. While a licensee may apply to replace its MSS license to continue operations beyond the initial 10-year license term, there can be no assurance that, if applied for, such a replacement license would be granted.

     The rules and policies adopted for MSS above 1 GHz in the Order have been challenged in a judicial appeal and were the subject of petitions for reconsideration at the FCC. On February 15, 1996, the FCC released an order resolving petitions for reconsideration of the Order. Three petitions seeking further reconsideration or clarification of the Order have been filed. Judicial appeals regarding the FCC's decision on the petitions for reconsideration may also be filed. In the event that the FCC were to be judicially required to reconsider its licensing procedures as a result of the pending judicial appeal, or an appeal of the orders on reconsideration, there is a risk that the FCC would reprocess the MSS applicants and adopt a different licensing procedure. Under these circumstances, there can be no assurance that the FCC would not use an auction procedure to award licenses. If the FCC were to use an auction procedure, there can be no assurance that Globalstar or its affiliates would be willing or able to outbid other applicants to obtain a license for the spectrum needed to operate the Globalstar System. In addition, even if Globalstar or its affiliates were successful in obtaining an MSS license in the spectrum auction, the increased cost and expenses incurred in bidding for the license would adversely affect Globalstar.

     Applicable statutes and regulations permit a judicial appeal of the grant of the FCC License in order to seek reversal of the FCC's decision to grant the license. Petitions for reconsideration and an application for review of the order granting the FCC License were filed and have been denied. A judicial appeal of the order resolving these petitions and application is possible. There can be no assurance that such appeals will not be filed, or, if filed, that such appeals will not be granted. Furthermore, there can be no assurance that if such appeals are filed, the court will take timely action. If such an appeal were successful, there can be no assurance that on remand the FCC would not decide to deny the application for the Globalstar System, or that on remand the FCC would take action on the application in a timely manner.

  UNITED STATES INTERNATIONAL TRAFFIC IN ARMS REGULATIONS

     The United States International Traffic in Arms Regulations under the United States Arms Export Control Act authorize the President of the United States to control the export and import of articles and services that can be used in the production of arms. Among other things, these regulations limit the ability to export certain articles and related technical data to certain nations. The scope of these regulations is very broad and extends to certain spacecraft, including certain satellites. Certain information involved in the performance of Globalstar's operations will fall within the scope of these regulations. As a result, Globalstar may have to restrict access to that information.

  EXPORT REGULATION

     From time to time, Globalstar requires import licenses and general destination export licenses to receive and deliver components of the Globalstar System.

     The United States Department of Commerce has imposed restrictions on certain transfer of technology, including rocket technology, to China and certain republics of the former Soviet Union. Because Globalstar's launch strategy contemplates using Chinese and Ukrainian launch providers with launch sites located in China and Kazakhstan, special export licenses are required to be obtained by SS/L in connection with these launches.

     While Globalstar and SS/L have received informal confirmations from various governmental officials that all necessary permits should be forthcoming, and Globalstar has no reason to believe such permits will not be obtained, there can be no assurance that such export licenses will be granted, or, once granted, that the United States will not impose additional restrictions or trade sanctions against China or republics of the former Soviet Union in the future that would adversely affect the planned launches of the Globalstar satellite constellation.

     The Export Administration Act and the regulations thereunder control the export and re-export of United States-origin technology and commodities capable of both civilian and military applications (so-called "dual use" items). These regulations may prohibit or limit export and re-export of certain telecommunications equipment and related technology which are not affected by the International Traffic in Arms Regulations by requiring a license from the Department of Commerce before controlled items may be exported or re-exported to certain destinations. Although these regulations should not affect Globalstar's ability to deploy the satellite constellation, the export or re-export of Globalstar Phones, as well as gateways and related equipment and technical data, may be subject to these regulations, if such equipment is manufactured in the United States and then exported or re-exported. These regulations may also affect the export, from one country outside the United States to another, of United States-origin technical data or the direct products of such technical data. As a result, Globalstar may not be able to ensure the unrestricted availability of such equipment or technical data to certain customers and suppliers. The Company does not believe that these regulations will have a material adverse effect on Globalstar's operations.

  INTERNATIONAL COORDINATION

     The Globalstar System proposes to operate in frequencies which were allocated on an international basis for MSS user links at World Administrative Radio Conference '92 and for MSS feeder links at WRC '95. Globalstar is required to engage in international coordination procedures with other proposed MSS systems under the aegis of the International Telecommunications Union (the "ITU").

     Because Globalstar's proposed feeder link bands are allocated on an international basis for low-earth orbit ("LEO") MSS feeder links, foreign LEO MSS systems may also seek to use these bands for MSS feeder links. ICO has filed with the ITU its plans to use the same feeder link spectrum as Globalstar. Globalstar will be required to coordinate the use of its feeder links with ICO and any other foreign system which has similar plans. Both a Russian and a Brazilian low-earth orbit MSS system have filed with the ITU their intention to use the same feeder link spectrum as Globalstar. There can be no assurance that such coordination will not adversely affect the use of these bands by Globalstar.

     Pursuant to the Intelsat and Inmarsat treaties, international satellite operators are required to demonstrate that they will not cause economic or technical harm to Inmarsat or Intelsat and to coordinate with Intelsat and Inmarsat under obligations imposed on United States satellite systems by international treaties. Globalstar will engage in technical coordination of its feeder downlinks with Intelsat, which uses the same frequency band for an uplink. Globalstar believes that the proposed provision of competitive MSS service by ICO, in which Inmarsat is a significant investor, may effectively eliminate the requirement to demonstrate lack of economic harm. Globalstar expects such coordination to be successful.

  EUROPEAN UNION

     European Union competition law proscribes agreements that have the effect of appreciably restricting or distorting competition in the European Union. Globalstar has received an inquiry from the Commission of the European Union requesting information regarding its activities. A violation of European Union competition law could subject Globalstar to fines or enforcement actions that could result in expenses to Globalstar, delay the commencement of Globalstar service in western Europe, and/or depending on the circumstances, adversely affect Globalstar's contractual rights vis-a-vis its European strategic partners. In addition, the Commission has proposed legislation at the European Union level which, if adopted, would give the Commission broad regulatory authority over "satellite PCS" systems such as Globalstar. The Commission's investigation and proposed legislation are in their preliminary stages, and the Company is unable to predict what effect, if any, the results of such investigation or proposed legislation may have on Globalstar's operations.

  REGULATION OF SERVICE PROVIDERS

     In order to operate gateway earth stations, including the user uplink frequency, the Globalstar service provider in each country will be required to obtain a license from that country's telecommunications authority. In addition, the Globalstar service provider will need to enter into appropriate interconnection and financial settlement agreements with local and interexchange telecommunications providers. Globalstar intends to use in-country service providers to facilitate the obtaining of such licenses and agreements.

     Although many countries have moved to privatize the provision of telecommunications service and to permit competition in the provision of such service, some countries continue to require that all telecommunications service be provided by a government-owned entity. While service providers have been selected, in part, based upon their perceived qualifications to obtain the requisite local approvals, there can be no assurance that they will be successful in doing so. If a service provider does not obtain a license, Globalstar will have the right to substitute another service provider to attempt to obtain such a license, but if no service provider in a territory is successful in obtaining the requisite local authorization, Globalstar service will not be available in such territory. In that event, depending upon geographical and market considerations, Globalstar may or may not have the ability to redirect the system capacity that such territories would have otherwise used to serve territories in which service is authorized.

                           SPACE SYSTEMS/LORAL, INC.

     SS/L is a worldwide leader in the design, manufacture and systems integration of telecommunications, weather and direct broadcast satellites. The Company believes that SS/L's technical expertise, advanced manufacturing and testing facilities and long-term customer relationships have enabled SS/L to compete effectively in the commercial space systems marketplace. The Company has a 32.7% beneficial equity interest in SS/L, and receives a management fee from SS/L ranging from 0.5% to 1% of revenue, as defined. See "Item 13 -- Certain Relationships and Related Transactions."

  SPACE SYSTEMS ALLIANCE

     In 1991, SS/L entered into a strategic alliance with three major European space systems manufacturers: Aerospatiale Societe Nationale Industrielle ("Aerospatiale"), Alcatel Espace ("Alcatel") and Finmeccanica S.p.A. ("Finmeccanica") (the "Alliance Partners"). In 1992, Daimler-Benz Aerospace AG ("DASA") joined the Alliance Partners. The Alliance Partners hold an aggregate of 49% of the common stock of SS/L. With certain exceptions, SS/L and the Alliance Partners have agreed generally to bid and operate as a team on satellite programs worldwide, to coordinate research and development activities and to share technological resources. SS/L believes that this strategic alliance enhances its technological and manufacturing capabilities and marketing resources, and affords it access to international government and commercial customers more effectively than its U.S.-based competitors.

  PROGRAMS

     Some of SS/L's current programs include:

  Telecommunications

     Telstar. This new generation telecommunications satellite to be built for AT&T will provide service to the United States, the Caribbean, Mexico and Southern Canada.

     Apstar-IIR. SS/L is building a telecommunications satellite for a consortium comprised of Chinese state-owned companies and commercial firms based in Taiwan, Thailand, Macau and Singapore, that will provide regional and international telecommunications services to the Asia-Pacific region. Once operational, the Apstar-IIR will provide regional voice, video and data services.

     Mabuhay. SS/L is currently under contract with the Mabuhay Philippines Satellite Corp. to build the Mabuhay satellite, a telecommunications satellite that will provide commercial telephone, broadcasting and data services in the Philippines and the South China region.

     PAS-7 and PAS-8. SS/L has entered into an agreement with PanAmSat for the PAS-7 and PAS-8 spacecraft which will be used for various applications as part of PanAmSat's basic constellation.

  Direct Broadcast Satellites (DBS)

     SS/L is currently building DBS satellites for MCI/News Corp. and Tempo Satellite, Inc. to serve the U.S. markets and for PanAmSat to serve the Central and South American markets.

  Globalstar

     SS/L is the prime contractor for the design and manufacture of Globalstar's 56-satellite low-earth orbit constellation.

  Weather and Environment

     GOES Weather Satellites. SS/L is the prime contractor for NOAA's next generation of advanced weather and environmental GOES satellites. These satellites will provide 24-hour monitoring and measurement of dynamic weather events in real time. The first satellite in the five-member series, GOES-8, was launched in April 1994 and the second, GOES-9 in May 1995.

     MTSAT. In February 1995, Japan's Ministry of Transport awarded a contract for the Multifunctional Transport Satellite (MTSAT) to SS/L. This advanced geostationary satellite will provide enhancement of communication and position information to Japan's air traffic capability. MTSAT will also provide weather observation and meteorological data transmission for the region. In addition to its advanced imaging capability, MTSAT is a complete data collection and dissemination system. MTSAT will broadcast processed data and imagery to users through the Asia-Pacific region, including airports, weather forecasting agencies and ships at sea.

  International Space Station Alpha

     SS/L has contracted with the Rocketdyne Division of Rockwell International to develop flight equipment for International Space Station Alpha's on-board electrical power systems. The program includes the design, development and production of nickel-hydrogen batteries, power control and power conditioning electronics equipment, and consolidated procurement of electronic parts for the entire power system.

  Payload Subcontracts

     SS/L has leveraged its alliance relationship with Aerospatiale to enter the payload business in support of Aerospatiale's prime contracts from the Eutelsat, Thaicom and Sirius programs.

     SS/L has been a subcontrator to NASA, supporting lunar, Mars and deep space programs. Teamed with Aerospatiale, SS/L provided the payload and subsystems for the Arab Satellite Organization ("Arabsat") regional communications and television broadcast system. SS/L also provides components as a subcontractor to other space systems manufacturers for defense and other applications.

  CUSTOMERS

     Sales to the U.S. government represented 10%, 23% and 23% of revenues from contracts for the years ended March 31, 1996, 1995 and 1994, respectively. Sales to foreign customers, primarily in Asia, represented 27%, 15% and 31% of revenues from contracts for the years ended March 31, 1996, 1995 and 1994, respectively. In 1996, two commercial customers represented 30% and 13% of revenues from contracts. In 1995, four commercial customers represented 23%, 20%, 15% and 13% of revenues from contracts. Two commercial customers represented 35% and 29% of revenues from contracts in 1994.

  COMPETITION

     Competition in the commercial satellite industry is intense. Among SS/L's significant competitors are Hughes Electronics Corporation ("Hughes"), Lockheed Martin, Matra Marconi and TRW, many of which have significantly greater financial, manufacturing, marketing and technical resources than those of SS/L. To the extent these companies offer products and services that are more sophisticated, cost-effective, efficient or reliable than those now offered or to be offered by SS/L, they could have a material adverse effect on SS/L. Further, SS/L's telecommunications satellites face competition from alternative technologies, including fiber optics cable technology, which could reduce demand for the services of SS/L's customers and thus for SS/L's telecommunications products.

  SATELLITE CONTRACTS

     SS/L's major contracts fall into two categories: firm fixed-price contracts and cost-plus-award-fee contracts. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract. Risk of loss due to increased cost, therefore, is borne by SS/L. Under fixed-price contracts requiring work with lead times in excess of six months prior to delivery, SS/L may receive progress payments, generally in an amount equal to between 80% and 95% of monthly costs, or it may receive milestone payments upon the occurrence of certain program achievements. Under a cost-plus-award-fee contract, the contractor recovers its actual costs incurred and receives a fee consisting of a base amount that is fixed at the inception of the contract (the base amount may be zero) and an award amount that is based on the customer's subjective evaluation of the contractor's performance in terms of the criteria stated in the contract.

     Many of SS/L's contracts and subcontracts provide that such contracts and subcontracts may be terminated at will by the customer or the prime contractor, respectively. In the event of a termination at will, SS/L is normally entitled to recognize the purchase price for delivered items, reimbursement for allowable costs for work in process and an allowance for profit thereon or adjustment for loss if completion of performance would have resulted in a loss. While SS/L has not experienced material contract terminations in the past, no assurance can be given that such terminations will not occur in the future.

  REGULATION

     SS/L's business activities are regulated by various agencies and departments of the U.S. government. Operation of commercial communications satellites requires licenses from the FCC and frequently requires the approval of international regulatory authorities as well. Private land remote sensing satellites require a license from the Department of Commerce. Exports of space-related products, services and technical information frequently require licenses from the Department of State or the Department of Commerce. There is no assurance that SS/L will be able to obtain necessary licenses or regulatory approvals. The inability of SS/L to secure any necessary licenses or approvals could have a material adverse effect on its business. In addition, certain of the products or components produced or used by SS/L may become subject to limitations on production or deployment as a result of international agreements or treaties to which the United States is, or may become, a party.

     In addition, since the Alliance Partners are owned and controlled by foreign entities, two of which are foreign governments, SS/L is subject to compliance with certain regulations and to government oversight to which it would not be subject if its stockholders were all U.S. citizens. SS/L has established certain procedures to comply with various defense related regulations, to negate the risks of foreign control, ownership and influence, to ensure that it will be able to maintain the security clearances necessary for continued work on classified programs and to protect classified information and export-controlled technical data. Specifically, SS/L and the Alliance Partners have entered into a memorandum of agreement with the DOD with respect to security matters. Pursuant to such agreement, certain protections have been established to control the actions of SS/L and the Alliance Partners, including, among others: (a) policies and practices by SS/L to safeguard classified information and export-controlled technical data; (b) exclusion of the Alliance Partners and their agents and representatives from access to classified information and export-controlled technical data entrusted to SS/L, except as may be permitted by law; and (c) establishment of a permanent Government Security Committee, composed of seven resident United States citizens who hold (or will obtain) personnel security clearances, which reviews and monitors the adequacy and implementation of SS/L's security procedures to ensure that it maintains policies, practices and procedures adequate to safeguard the classified information and export-controlled technical data entrusted to it.

     The memorandum of agreement provides that the Government Security Committee will hold periodic meetings and report annually to the DIS Cognizant Security Office as to the operation of SS/L's security procedures. In addition, the Government Security Committee is charged with monitoring compliance with the International Traffic in Arms Regulations and the Export Administration Regulations. The memorandum of agreement also contemplates that SS/L and the Alliance Partners will create, with the approval of the Department of Defense, formal arrangements to ensure proper record keeping by SS/L and monitoring by the Government Security Committee with regard to visits between SS/L personnel and personnel of the Alliance Partners, who are not directors, officers, employees or resident contractors of SS/L, at a cleared facility or dealing with the disclosure of classified information or export-controlled technical data.

     The nominees of the Company on SS/L's Board of Directors have the sole responsibility for the supervision, implementation and performance of: (a) classified work by SS/L under all contracts and agreements with the U.S. government, (b) research programs by SS/L for the U.S. government to the extent that any classified information is utilized or produced therefrom, (c) resolutions of SS/L's Board of Directors under the Defense Industrial Security Program to exclude non-U.S. persons and the Alliance Partners and their representatives from access to classified data and export-controlled technical data in the custody of SS/L and (d) all other United States national security policy matters and matters affecting the safeguarding of classified information.

     All of SS/L's major programs and proposed ventures are commercial rather than military or intelligence related, so that classified work is not a material part of SS/L's business.

  RESEARCH AND DEVELOPMENT

     SS/L's internally-funded research and development expenditures were approximately $11.2 million, $9.5 million and $6.7 million, respectively, for the fiscal years ended March 31, 1996, 1995 and 1994.

  BACKLOG

     As of March 31, 1996 and 1995, SS/L's funded backlog was approximately $1.2 billion. Backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting and priced options not awarded. Approximately $902 million of total backlog as of March 31, 1996 is currently scheduled to be performed within the next 12 months.

  EXPORT SALES

     Export sales, principally to Asia, were $301 million, $98 million and $186 million for the years ended March 31, 1996, 1995 and 1994, respectively.

  RAW MATERIALS

     SS/L generally obtains the raw materials required for use in satellite construction, such as aluminum, graphite, resins and epoxies, from distributors of such materials and occasionally directly from suppliers. SS/L is not dependent on any one source for supply of such materials and has not in the past, and does not expect in the future to have, difficulty in obtaining such materials.

                              K&F INDUSTRIES, INC.

     K&F, through its wholly owned subsidiary, Aircraft Braking Systems Corporation, is one of the world's leading manufacturers of aircraft wheels, brakes and anti-skid systems for commercial transport, general aviation and military aircraft. K&F sells its products to virtually all major airframe manufacturers and most commercial airlines and to the United States and certain foreign governments. In addition, K&F through its wholly owned subsidiary, Engineered Fabrics Corporation ("Engineered Fabrics"), is one of the leading worldwide manufacturer of aircraft fuel tanks, supplying approximately 90% of the worldwide general aviation and commercial transport market and nearly one-half of the domestic military market. Engineered Fabrics also manufactures and sells iceguards and specialty coated fabrics used for storage, shipping, environmental and rescue applications for commercial and military uses. Some of K&F's customers include American Airlines, Delta Air Lines, Alitalia, Lufthansa, Swissair, Northwest Airlines, United Airlines and USAir. Its products are also used in a number of military aircraft, including the F-14, F-16, F-18 and the C-130. Backlog at March 31, 1996 and 1995 amounted to approximately $150.5 million and $151.4 million, respectively. Backlog consists of firm orders for K&F's products which have not been shipped. Approximately 84% of total backlog at March 31, 1996 is expected to be shipped during the fiscal year ended March 31, 1997, with the balance expected to be shipped over the subsequent two-year period.

                         PATENTS AND PROPRIETARY RIGHTS

     In connection with the Globalstar System, Globalstar's and SS/L's design and development efforts have yielded five patents issued and 22 patents pending in the United States, as well as one patent issued and 91 patents pending internationally for various aspects of communication satellite system design and implementation of CDMA technology relating to the Globalstar System. Qualcomm has obtained 42 issued patents and 179 patents pending in the United States applicable to Qualcomm's implementation of CDMA. The issued patents cover, among other things, Globalstar's process of combining signals received from multiple satellites to improve the signal received and minimize call fading.

     SS/L relies, in part, on patents, trade secrets and know-how to develop and maintain its competitive position. It holds 119 patents in the U.S. and 123 patents abroad and has applications for 39 patents pending in the U.S. and 122 patents pending abroad. SS/L holds patents relating to communications, station keeping, power, control systems, antennae, filters and oscillators, phase arrays and thermal control as well as assembly and inspections technology. The SS/L patents that are currently in force expire between 1996 and 2015.

     There can be no assurance that any of the pending patent applications by Globalstar or SS/L will be issued. Moreover, because the U.S. patent application process is confidential, there can be no assurance that third parties, including competitors of Globalstar and SS/L, do not have patents pending that could result in issued patents which Globalstar or SS/L would infringe.

                                   PERSONNEL

     As of May 31, 1996, the Company had approximately 50 full-time employees, none of whom is subject to any collective bargaining agreement. The Company's management considers its relations with its employees to be good.

     As of March 31, 1996, Globalstar had approximately 100 full-time employees, none of whom is subject to any collective bargaining agreement. Globalstar's management considers its relations with its employees to be good.

     As of March 31, 1996, SS/L had approximately 2,400 full-time employees none of whom is subject to any collective bargaining agreement. SS/L's management considers its relations with its employees to be good.

                 CERTAIN FACTORS THAT MAY EFFECT FUTURE RESULTS

     This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, the factors summarized below. These factors and other factors and conditions have been described in the section of the Company's Information Statement, dated April 12, 1996, entitled, "Risk Factors" and other documents the Company files from time to time with the Securities and Exchange Commission including the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and the shareholder is specifically referred to these documents with regard to the factors and conditions that may affect future results.

                                    COMPANY

     Conflicts of Interest. Shareholders and partners of the Operating Affiliates, and shareholders of the Company are principal suppliers to, subcontractors for, and customers of or service providers for the Operating Affiliates. In addition, SS/L is the prime contractor for Globalstar's satellite constellation and SS/L and its subcontractors have provided vendor financing to Globalstar in connection therewith. As a result, conflicts of interest may arise with respect to such contracts and arrangements. The Globalstar partnership agreement and the SS/L stockholders agreement provide for certain procedures relating to the approval of agreements entered into by Globalstar and its partners, and by SS/L and its stockholders.

     Limited Control over Operating Affiliates. While the Company manages the Operating Affiliates, the Globalstar partnership agreement and the SS/L stockholders agreement limit the ability of the Company to take certain actions without the approval of, in the case of Globalstar, at least one Independent Representative (as defined) to the General Partners' Committee (as defined) or, in the case of SS/L, at least two and in some cases all, of the directors appointed by the Alliance Partners. As a result, the Company may be unable to cause the Operating Affiliates to take actions which the Company might deem to be in its best interests.

     Additional Financing Requirements. Although the Company commenced operations with $612 million in cash, the financing requirements of all of the various opportunities it is currently considering, if funded solely by the Company, when combined with the obligations that the Company may incur to fund certain SS/L stockholders puts, may exceed such amount. The extent of such total capital requirements cannot be quantified at this time since many of these opportunities are at an early stage of consideration. The financial requirements to satisfy any SS/L stockholder puts if validly exercised will depend upon the fair market value of SS/L and the decision of such stockholders regarding the exercise of their put rights. In order to fully fund all such projects and to provide for any such contingencies, the Company may need to issue debt or equity securities or engage in other financing activities, which may include offerings of debt or equity securities by its Operating Affiliates. Any such issuance of equity securities by the Operating Affiliates may result in a dilution of the Company's equity interest to the extent the Company does not participate therein. There can be no assurance that such financing will be available on favorable terms or on a timely basis, if at all. A shortfall in meeting such capital needs would prevent completion of some or all of the projects currently being pursued by the Company.

     Future FCC Proceedings. The Company has several applications to construct and operate satellite systems pending before the FCC, including its application for CyberStar. There can be no assurance that any of these licenses will be granted. Several competing FCC applicants have filed objections to the financial qualification of Loral in these proceedings, arguing that the current assets of Loral were inadequate to satisfy the FCC financial requirements with respect to all systems, including Globalstar, for which Loral had submitted applications. The Company, which succeeded Loral as the applicant under these applications before the FCC, has current assets substantially less than those of Loral. There can be no assurance that challenges to the Company's financial qualifications may not adversely affect or delay the Company's ability to be granted additional FCC licenses, thus limiting a portion of the Company's future opportunities.

     Certain Antitakeover Provisions. The Company's classified Board of Directors, voting provisions with respect to certain business combinations and the Company's rights plan, may have the effect of making more difficult or discouraging an acquisition of the Company deemed undesirable by the Board.

     Reliance on Key Personnel. The success of the Company's business will be partially dependent upon the ability of the Company to attract and retain highly qualified technical and management personnel. Except for Mr. Bernard L. Schwartz, the Company's Chairman and Chief Executive Officer, none of the Company's officers has an employment contract with the Company nor does the Company expect to maintain "key man" insurance with respect to any such individuals. The loss of any of these individuals and the subsequent effect on business relationships could have a material adverse effect on the Company's business.

     Rights of Shareholders under Bermuda Law. The Company is incorporated under the laws of the Islands of Bermuda. Principles of law relating to such matters as the validity of corporate procedures, the fiduciary duties of the Company's management, directors and controlling shareholders, and the rights of its shareholders, are governed by Bermuda law and the Company's Memorandum of Association and Bye-Laws. Such principles of law may differ from those that would apply if the Company were incorporated in a jurisdiction in the United States. In addition, there is uncertainty as to whether the courts of Bermuda would enforce (i) judgments of United States courts obtained against the Company or its officers and directors resident in foreign countries predicated upon the civil liability provisions of the securities laws of the United States or (ii) in original actions brought in Bermuda, liabilities against the Company or such persons predicated upon the securities laws of the United States or any state.

     Tax Considerations. Special U.S. tax rules apply to U.S. taxpayers who own stock in a "passive foreign investment company" (a "PFIC"). Although the Company believes that it will not be a PFIC because it expects through Globalstar, SS/L and other businesses to earn sufficient active business income and to hold sufficient active business assets to avoid PFIC status, there is a risk that it may be a PFIC. In such an event, a U.S. shareholder would be subject at his election either to (i) a current tax on undistributed earnings or (ii) a tax deferral charge on certain distributions and on gains from a sale of shares of the Common Stock (taxed as ordinary income).

     Investment Company Act Considerations. The Company believes that it is not an investment company within the meaning of the Investment Company Act of 1940, as amended (the "Investment Company Act") and intends to conduct its business in such a manner as to avoid becoming an investment company. Any determination that the Company were an investment company would have a material adverse effect on the tax status of the Company and its contractual relationships with its affiliates.

                                   GLOBALSTAR

     Development Stage Company; Expectation of Continued Losses; Negative Cash Flow. Globalstar is a development stage company and has no operating history. It has incurred net losses from inception and expects such losses to continue until commercial service operations have commenced. Globalstar will require expenditures of significant funds for development, construction, testing and deployment before commercialization. Globalstar does not expect to commence operations before 1998 or to achieve positive cash flow before 1999. There can be no assurance that Globalstar will achieve its objectives by the targeted dates.

     Additional Financing Requirements. Globalstar expects to require total capital of approximately $2.2 billion for capital expenditures, development and operating costs of the system through 1998. Globalstar has raised approximately $1.4 billion through March 31, 1996, representing over 75% of the total external financing requirement. Globalstar believes that its current capital base is sufficient to fund its requirements into the first quarter of 1997. Additional funds of $828 million to complete the Globalstar System are expected to be obtained from a combination of sources including over $400 million from projected service provider payments, projected net service revenues from initial operations and anticipated payments from the sale of gateways and Globalstar Phones. There can be no assurance that additional funds required to complete the Globalstar System from external or internal sources will be available at favorable terms or on a timely basis, if at all. Globalstar is presently evaluating a plan to purchase long-lead-time component parts for possible use in constructing 6 to 12 additional satellites. The current estimated additional cost for these components is approximately $75 to $120 million, depending upon the quantity purchased. The plan has two purposes: (i) to enable Globalstar to have on-orbit at least 38 to 44 satellites during 1999, even in the event of launch failures of up to two launches of 12 satellites each, and (ii) to provide ground spares that would be readily available to replenish the satellite constellation in the event of satellite attrition during the first generation or if there are opportunities for increasing capacity. If Globalstar were to experience a launch failure, the long-lead-time components would be used to build replacement satellites and the cost associated with the construction and launch of such satellites would be reimbursed through insurance.

     Sources of Possible Delay and Increased Cost. There may be problems, delays, and expenses encountered by Globalstar, many of which may be beyond Globalstar's control. These may include, but are not limited to, problems related to technical development of the system, testing, regulatory compliance, manufacturing and assembly, the competitive and regulatory environment in which Globalstar will operate, marketing problems and costs and expenses that may exceed current estimates. Delay in the timely design, construction, deployment, commercial operation and achievement of positive cash flow of the Globalstar System could result from a variety of causes, including delays associated with the regulatory process in various jurisdictions, delay in the integration of the Globalstar System into the land-based network, changes in the technical specifications of the Globalstar System due to regulatory developments or otherwise, delays encountered in the construction, integration or testing of the Globalstar System by Globalstar vendors, delayed or unsuccessful launches, delays in financing, insufficient or ineffective service provider marketing efforts, slower-than-anticipated consumer acceptance of Globalstar service and other events beyond Globalstar's control. Substantial delays in any of the foregoing matters would delay Globalstar's achievement of profitable operations.

     Worldwide Regulatory Approvals Required to Operate. The operations of the Globalstar System are and will continue to be subject to United States and foreign regulation. In order to operate in the United States and on an international basis, the Globalstar System must be authorized to provide MSS in each of the jurisdictions in which its service providers intend to operate. Even though the Globalstar System has been authorized by the FCC to launch and operate for the purpose of providing MSS in the United States, there can be no assurance that the further regulatory approvals required for worldwide operations will be obtained, or that they will be obtained in a timely manner or in the form necessary to implement Globalstar's proposed operations.

     Satellite Launch Risks; Limited Life of Satellites. Satellite launches are subject to significant risks, including damage to or loss of the satellites ("hot failures"). Historically, launch failure ("hot failure") rates on low earth orbit and geostationary satellite launches have been approximately 10%. However, launch failure rates may vary depending on the particular launch vehicle. Globalstar currently anticipates launching satellites in groups of either four satellites or 12 satellites in each launch. Satellite launches of more than eight commercial satellites have not been attempted before. There is no assurance that Globalstar satellite launches will be successful or that its launch failure rate will not exceed the industry average.

     A number of factors will affect the useful lives of Globalstar's satellites. Random failure of satellite components could result in partial or total failure of a satellite ("cold failure"). The first-generation satellite constellation (including spares) is designed to operate at full performance for a minimum of 7 1/2 years, after which performance is expected to gradually decline. However, there can be no assurance of the constellation's specific longevity. Globalstar's operating results would be adversely affected in the event the useful life of the satellites is significantly shorter than 7 1/2 years.

     Limited Insurance. Globalstar will obtain insurance against launch failure which would cover the cost of relaunch and the replacement cost of lost satellites in the event of hot failures for 56 satellites in its constellation. However, Globalstar may self-insure for hot failures for up to 12 such satellites. Globalstar's contract with SS/L provides for the construction and launch of eight spare satellites to minimize the effect of any launch or orbital failures. Globalstar currently does not intend to purchase insurance to cover any cold failures that may occur once the satellites have been successfully deployed from the launch vehicle. There can be no assurance that additional satellites and launches will not be required. In such an event, in addition to the replacement costs incurred by Globalstar, the date for commencement of full commercial operations may be delayed.

     Substantial Leverage. Globalstar has entered into an agreement with a bank syndicate for a $250 million credit facility expiring on December 15, 2000 (the "Globalstar Credit Agreement"). Globalstar also expects to utilize $310 million of committed vendor financing provided by SS/L and its subcontractors. In March and April, 1996, Globalstar received net proceeds of $300 million from the offering of GTL 6 1/2% Convertible Preferred Equivalent Obligations due March 1, 2006. Significant additional debt is expected to be incurred in the future. As a result, Globalstar will be highly leveraged. Globalstar will be dependent on its cash flow from operations to service this debt. Any significant delay in the commencement of operations will adversely affect Globalstar's ability to service its debt obligations. The Globalstar Credit Agreement and other debt financing that Globalstar may incur in the future may restrict or limit Globalstar's ability to make payments, including distributions to its partners, including the Company, incurring additional indebtedness and entering into certain other transactions. There can be no assurance that Globalstar's leverage and such restrictions will not materially and adversely affect Globalstar's ability to finance its future operations or capital needs or to engage in other business activities.

     Competition. Competition in the telecommunications industry is intense, fueled by rapid and continuous technological advances and alliances between industry participants on an international scale. Although no present industry participant is currently providing the same global personal telecommunications service expected to be provided by Globalstar, it is anticipated that one or more additional competing MSS systems will be launched and that the success, or anticipated success, of Globalstar and its competitors could attract other entrants. If any of Globalstar's competitors succeed in marketing and deploying their systems substantially earlier than Globalstar, Globalstar's ability to compete in areas served by such competitors may be adversely affected. A number of satellite-based telecommunications systems have also been proposed, using geostationary satellites, or, in one case, a mid-earth orbit system.

     Some of these potential competitors have financial, personnel and other resources substantially greater than those of Globalstar. Many of these competitors are raising capital and may compete with Globalstar for service providers and financing. Technological advances and a continuing trend toward strategic alliances in the telecommunications industry could give rise to significant new competitors. There can be no assurance that some of these competitors will not provide a more efficient or less expensive service. However, Globalstar believes that based upon the public FCC filings of the other MSS applicants, Globalstar will be a low-cost provider.

     Satellite-based telecommunications systems are characterized by high up-front costs and relatively low marginal costs of providing service. Several systems are being presently proposed, and, while the proponents of these systems foresee substantial demand for the services they will provide, the actual level of demand will not become known until such systems are constructed, launched and begin operations. If the capacity of Globalstar and any competing systems exceeds demand, price competition could be particularly intense.

     Compliance with European Union Competition Laws. European Union competition law proscribes agreements that have the effect of appreciably restricting or distorting competition in the European Union. Globalstar has received an inquiry from the Commission of the European Union requesting information regarding its activities. A violation of European Union law could subject Globalstar to fines or enforcement actions that could result in expenses to Globalstar, delay the commencement of Globalstar service in western Europe, and/or depending on the circumstances, adversely affect Globalstar's contractual rights vis-a-vis its European strategic partners. In addition, the Commission has proposed legislation at the European Union level which, if adopted, would give the Commission broad regulatory authority over "satellite PCS" systems such as Globalstar. The Commission's investigation and proposed legislation are in their preliminary stages, and the Company is unable to predict what effect, if any, the results of such investigation or proposed legislation may have on Globalstar's operations.

     Future Operating Risks. Globalstar's ability to succeed after commencement of operations will depend upon numerous factors, including the cooperation, operational and marketing efficiency, competitiveness, finances and regulatory status of Globalstar's service providers, who are the parties responsible for obtaining all necessary local regulatory approval for, and the marketing and distribution of, Globalstar service. Subscriber acceptance of the Globalstar System, which is dependent upon price, demand for service and the availability of alternatives, will also have a direct impact on Globalstar's operations and cash flow. Because Globalstar's largest potential markets are in developing countries, Globalstar and its service providers may face market, inflation, interest rate and currency fluctuation, government policy, expropriation and other economic, political or diplomatic conditions that are significantly more volatile than those commonly experienced in the United States and other industrialized countries. Globalstar may also incur risks related to currency fluctuations as a result of operations in such countries. Pricing risks, whether arising from the recent downward pricing trend in the telecommunications industry or the limitations on Globalstar's ability to increase its pricing to service providers, may result in a material adverse effect on Globalstar's business.

     Risk of Accelerated Build-Out and Competing Technological Advances. It is expected that as land-based telecommunications services expand to regions currently underserved or not served by wireline or cellular services, demand for Globalstar service in those regions may be reduced. If such systems are constructed at a more rapid rate than that anticipated by Globalstar, the demand for Globalstar service may be reduced at rates higher than those assumed in Globalstar's market analysis. Globalstar may also face competition in the future from companies using new technologies and new satellite systems. New technology could render Globalstar obsolete or less competitive by satisfying consumer demand in alternative ways or through the introduction of incompatible telecommunications standards. A number of these new technologies, even if they are not ultimately successful, could have an adverse effect on Globalstar as a result of their initial marketing efforts. Globalstar's business would be adversely affected if competitors begin operations or existing or new telecommunications service providers penetrate Globalstar's target markets before completion of the Globalstar System.

                                      SS/L

     Dependence on Limited Number of Customers and Programs. The Company historically has derived a large portion of its total revenues from a limited number of customers. Sales to the U.S. government represented 10%, 23% and 23% of revenues from contracts for the years ended March 31, 1996, 1995 and 1994, respectively. Sales to foreign customers, primarily in Asia, represented 27%, 15% and 31% of revenues from contracts for the years ended March 31, 1996, 1995 and 1994, respectively. In 1996, two commercial customers represented 30% and 13% of revenues from contracts. In 1995, four commercial customers represented 23%, 20%, 15% and 13% of revenues from contracts. Two commercial customers represented 35% and 29% of revenues from contracts in 1994.

     Although SS/L is currently pursuing a significant number of new programs, there can be no assurance that SS/L will be successful in capturing any of these new programs to replace the revenue lost by the completion of its current programs. Certain of SS/L's customers prefer to alternate satellite manufacturers they employ in order to reduce dependence on any single manufacturer. This may have an adverse effect on SS/L's ability to obtain future program awards from its current customers.

     Competition. Competition in the commercial satellite industry is intense. Among SS/L's significant competitors are Hughes, Lockheed Martin, Matra Marconi and TRW. Some of SS/L's competitors have significantly greater financial, manufacturing, marketing and technical resources than those of SS/L. To the extent these companies offer products and services that are more sophisticated, cost-effective, efficient or reliable than those now offered or to be offered by SS/L, they could have a material adverse effect on SS/L. Further, SS/L's telecommunications satellites face competition from alternative technologies, including fiber optic cable technology, which could reduce demand for the services of SS/L's customers and thus for SS/L's telecommunications products.

     Risk of Loss of Revenues Due to Satellite Malfunction or Launch
Failure. Certain of SS/L's contracts provide that up to one-quarter of the total contract price is payable in the form of orbital payments, earned during the life of the satellite in orbit as its mission is performed. Although SS/L generally receives the present value of orbital payments in the event of launch failure or a failure caused by an operator error by the customer, it forfeits orbital revenues in the event of a loss caused by system failure or an error on its part. While insurance against loss of orbital revenues has been available in the past, its cost and availability are subject to substantial fluctuations. In addition, SS/L is prohibited under agreements with certain of its customers from insuring its orbital incentives. Moreover, certain of SS/L's contracts call for on-orbit delivery, allocating launch risk to SS/L. It is SS/L's intention to obtain insurance for this exposure. However, SS/L cannot predict whether, and there can be no assurance that, insurance against launch failure and loss of orbital revenues will continue to be available on commercially reasonable terms.

     Regulation. The ability of SS/L and its customers to pursue their business activities is regulated by various agencies and departments of the U.S. government. Operation of commercial communications satellites requires licenses from the FCC and frequently requires the approval of foreign regulatory authorities as well. Private land remote sensing satellites require a license from the Department of Commerce. Exports of space-related products, services and technical information frequently require licenses from the Department of State or the Department of Commerce. There is no assurance that SS/L or its customers will be able to obtain necessary licenses or regulatory approvals. The inability of SS/L or its customers to secure any necessary licenses or approvals could have a material adverse effect on its business.

     SS/L and the Alliance Partners have entered into a memorandum of agreement with the U.S. Department of Defense ("DOD") with respect to security matters. In addition, because the Alliance Partners are foreign entities, two of which are owned and controlled by foreign governments, SS/L is subject to certain regulations and to U.S. government oversight to which it would not be subject if substantially all of its stockholders were United States citizens.

     Dependence on Subcontractors and Alliance Partners. SS/L depends on other companies, including its Alliance Partners, for the development and manufacture of various products that are material to its business. The failure of a subcontractor to perform at expected levels could under certain circumstances have a material adverse effect on SS/L's profitability and its ability to win future program awards.

     Dependence on Long-Term Fixed-Price Contracts. The financial results of long-term fixed-price contracts are recognized using the cost-to-cost percentage-of-completion method. Revisions in revenue and profit estimates are reflected in the period in which the conditions that require the revision become known and are estimable. Adjustments for profits or losses may therefore have a material effect on results for the quarter in question. The risks inherent in long-term fixed-price contracts include the forecasting costs and schedules, contract revenues related to contract performance (including revenues from orbital payments) and the potential for component obsolescence in connection with long-term procurements.

     Competitive Bidding. SS/L generally obtains its contracts through the process of competitive bidding. There can be no assurance that SS/L will continue to be successful in having its bids accepted or, if accepted, that awarded contracts will generate sufficient revenues to result in profitability for SS/L. SS/L has in the past submitted bids which would result in minimal or no profitability due to a high level of non-recurring engineering costs. Such contracts are generally bid with the expectation of more profitable follow-on satellite contracts as to which there is generally no contractual assurance in advance. To the extent that actual costs exceed the projected costs on which bids or contract prices were based, SS/L's profitability could be materially adversely affected.

     Launch Vehicle Access. SS/L's ability to perform its on-orbit delivery contracts depends on the timely availability of appropriate launch vehicles and the availability of the requisite launch insurance. In the past, launch slots have been in limited supply, and the launch insurance market has been subject to considerable fluctuation. Moreover, the availability and pricing of launch vehicles from the former Soviet Union and the People's Republic of China are effected by U.S. government policies and international agreements. To the extent appropriate launch services and insurance become unavailable or prohibitively expensive, SS/L's business would be materially adversely affected.

     Technological Developments. The nature of the commercial satellite industry is such that, with each new generation of satellites, satellite manufacturers are expected to offer substantial improvements and innovations at lower effective cost. SS/L's success therefore depends on its ability to design, manufacture and introduce innovative new products and services on a cost-effective and timely basis. There can be no assurance that SS/L will be able to continue to achieve the technological advances necessary to remain competitive or that its products will not be subject to technological obsolescence.

ITEM 2.  PROPERTIES

     The Company sub-leases office space from Lockheed Martin at 600 Third Avenue, New York, New York 10016 sufficient to allow it to carry on its operations.

     Globalstar currently leases approximately 56,000 square feet of office space in San Jose, California from a subsidiary of Lockheed Martin.

     SS/L's research production and testing facilities are carried on in SS/L-owned facilities covering approximately 28.4 acres in Palo Alto, California. In addition, SS/L leases 371,000 square feet of space from various third parties.

ITEM 3.  LEGAL PROCEEDINGS

     CCD Lawsuits. On September 12, 1991, Loral Fairchild Corp. ("Loral Fairchild"), a subsidiary of Loral, filed suit (the "CCD Lawsuit") against a number of companies including Sony Corporation ("Sony"), Matsushita Electronics Corporation ("Matsushita") and NEC Corp. ("NEC") claiming that such companies had infringed Loral Fairchild's patents for a "charged coupled device" ("CCD"), commonly used as an optical sensor in video cameras and fax machines. Although the CCD patents have expired, Loral Fairchild is seeking reasonable royalties through the expiration date from a number of defendants. On February 22, 1996, a jury in the United States District Court for the Eastern District of New York found unanimously that Sony had infringed the CCD patents. After a trial on certain equitable defenses, the case will be certified for interlocutory appeal and, thereafter, a jury trial will be held on the issue of damages. Loral Fairchild's claims against other defendants remain pending. Matsushita has been granted a declaratory judgment that it has a valid and enforceable license under the CCD patents. In addition, a trial on Matsushita's claim against Loral Fairchild for tortious interference is expected to begin on July 22, 1996.

     Lockheed Martin has agreed in connection with the Merger to grant to the Company the right to all proceeds or awards resulting from the CCD Lawsuit as well as complete and exclusive control and management thereof. The Company has agreed to pay all fees and expenses relating to the CCD Lawsuit and to indemnify Lockheed Martin and Loral from any losses relating thereto.

     None of the Operating Affiliates is a party to any pending legal proceedings material to its financial condition or results of operation.

     Environmental Regulation. Manufacturing operations managed by corporations in which the Company has an interest are subject to regulation by various federal, state and local agencies concerned with environmental control. The Company believes that these facilities are in substantial compliance with all existing federal, state and local environmental regulations. With regard to certain sites, environmental remediation is being performed by prior owners who retained liability for such remediation arising from occurrences during their period of ownership. To date, these prior owners have been fulfilling such obligations and the size and current financial condition of the prior owners make it probable that they will be able to complete their remediation obligations without cost to the Company or its Operating Affiliates.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     (A) MARKET PRICE AND DIVIDEND INFORMATION

     The Company's common stock is listed on the NYSE under the symbol LOR and began trading on April 15, 1996 on a when-issued basis.

     The Company does not currently anticipate paying any dividends or distributions prior to the time that Globalstar commences operations and achieves positive cash flow. To date, neither Globalstar nor SS/L has paid any dividends or distributions since their respective dates of inception. Globalstar intends to distribute to its partners its net cash received from operations, less amounts required to repay outstanding indebtedness, pay distributions on its Redeemable Preferred Partnership Interests, satisfy other liabilities and fund capital expenditures. The Globalstar Credit Agreement and the SS/L credit facility impose restrictions on Globalstar's and SS/L's respective ability to pay distributions or dividends to its partners and stockholders, including to the Company.

     (B) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     At May 31, 1996, there were approximately 5,950 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data has been derived from, and should be read in conjunction with, the related financial statements. Historical information for Loral Space & Communications Ltd. represents the space and communications operations of Loral Corporation.

                       LORAL SPACE & COMMUNICATIONS LTD.
                                 (IN THOUSANDS)

                                                AS OF AND FOR THE YEARS ENDED MARCH 31,
                                   -----------------------------------------------------------------
                                                                       ACTUAL
                                   PRO FORMA    ----------------------------------------------------
                                    1996(1)       1996       1995       1994       1993       1992
                                   ----------   --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Management fee from affiliate....  $    5,608   $  5,608   $  3,169   $  2,981   $  2,576   $  1,953
Equity in net income (loss) of
  affiliates(2)..................     (16,936)    (8,628)    (8,988)     1,174        663     (1,319)
Loss before cumulative effect of
  accounting change(3)...........     (32,349)   (13,785)    (7,873)    (3,694)    (5,242)    (4,992)
Net loss.........................     (32,349)   (13,785)    (7,873)    (3,694)   (12,001)    (4,992)
BALANCE SHEET DATA:
Cash and cash equivalents........  $  612,286   $  --      $  --      $  --      $  --      $  --
Investment in Globalstar(2)......     197,646    195,221    110,970     25,288      --         --
Investment in SS/L...............     144,051    144,051    140,007    138,191    137,017    133,669
Total assets.....................   1,001,638    354,384    251,819    163,479    137,017    133,669
Long-term debt...................      --          --         --         --         --         --
Invested equity..................      --        354,384    251,819    159,198    137,017    133,669
Shareholders' equity.............     988,638

- ---------------

(1) The pro forma information includes certain adjustments to the historical information of the space and communications operations of Loral Corporation reflecting the Merger (see Note 1 to Loral Space & Communications Ltd. Balance Sheet).

(2) Globalstar commenced operations on March 23, 1994.

(3) Before the effect of adopting Statement of Financial Accounting Standards No. 106 "Accounting for Postretirement Benefits Other than Pensions," in fiscal 1993 net of related income taxes.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)
                                 (IN THOUSANDS)

                                   THREE MONTHS                                                 CUMULATIVE
                                       ENDED                                 MARCH 23         MARCH 23, 1994
                                     MARCH 31,                             (COMMENCEMENT       (COMMENCEMENT
                                 -----------------      YEAR ENDED       OF OPERATIONS) TO   OF OPERATIONS) TO
                                  1996      1995     DECEMBER 31, 1995   DECEMBER 31, 1994    MARCH 31, 1996
                                 -------   -------   -----------------   -----------------   -----------------
STATEMENT OF OPERATIONS DATA:
Revenues.......................  $    --   $    --        $    --             $    --            $      --
Operating expenses.............   15,401    19,395         80,226              28,027              123,654
Interest income................    1,449     2,159         11,989               1,783               15,221
Net loss.......................   13,952    17,236         68,237              26,244              108,433
Preferred distribution and
  related increase on
  redeemable preferred
  partnership interests........    1,424        --             --                  --                1,424
Net loss applicable to ordinary
  partnership interests........   15,376    17,236         68,237              26,244              109,857

                                                                               DECEMBER 31,
                                                             MARCH 31,     ---------------------
                                                               1996          1995         1994
                                                             ---------     --------     --------
BALANCE SHEET DATA:
Cash and cash equivalents..................................  $ 247,108     $ 71,602     $ 73,560
Working capital............................................    206,786       17,687       35,423
Globalstar System Under Construction.......................    508,822      400,257       71,996
Total assets...............................................    791,674      505,391      151,271
Vendor financing liability.................................     61,584       42,219           --
Partners' capital..........................................    662,886      386,838      112,944

                           SPACE SYSTEMS/LORAL, INC.
                                 (IN THOUSANDS)

                                                    AS OF AND FOR THE YEARS ENDED MARCH 31,
                                             ------------------------------------------------------
                                                1996        1995       1994       1993       1992
                                             ----------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenues...................................  $1,121,619   $633,717   $596,267   $517,242   $390,583
Gross profit...............................      34,406     27,785     24,964     19,855     14,851
Income (loss) before cumulative effect of
  change in accounting(1)..................      12,367      5,554      3,591      2,594     (2,586)
Net income (loss)..........................      12,367      5,554      3,591    (18,076)    (2,586)
BALANCE SHEET DATA:
Cash and cash equivalents..................  $  126,863   $ 52,222   $ 26,578   $ 10,121   $  8,420
Total assets...............................     908,677    766,475    743,016    640,499    579,647
Long-term debt.............................      65,052     34,040     92,249     73,000    141,000
Shareholders' equity.......................     447,868    435,501    429,947    426,356    327,765

- ---------------
(1) Before the effect of adopting Statement of Financial Accounting Standards No. 106 "Accounting for Postretirement Benefits Other than Pensions" in fiscal 1993 net of related income taxes.

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company, Globalstar and SS/L, and elsewhere in this Form 10-K, are forward-looking statements that involve risks and uncertainties, many of which may be beyond the companies' control. The actual results that the companies achieve may differ materially from any forward-looking projections due to such risks and uncertainties.

                       LORAL SPACE & COMMUNICATIONS LTD.

     Loral SpaceCom manages and is the largest equity owner of both Globalstar and SS/L. The Company will also act as a Globalstar service provider in Canada, Brazil and Mexico, and is evaluating additional satellite-based service opportunities. Loral SpaceCom was formed to effectuate the distribution of Loral's space and telecommunications businesses to shareholders of Loral and holders of options to purchase Loral common stock pursuant to a merger agreement (the "Merger") dated January 7, 1996 between Loral and Lockheed Martin. The Distribution of approximately 183.6 million shares of Loral SpaceCom common stock was made on April 23, 1996. In connection with the Distribution, Lockheed Martin contributed $612 million in cash to the Company. Of the amount contributed, $344 million represented the purchase of a 20% fully-diluted equity interest in the Company in the form of Loral SpaceCom Series A Convertible Preferred Stock. Such stock is subject to certain voting limitations, restrictions on transfer and standstill provisions.

     Loral SpaceCom records its investments in Globalstar and SS/L using the equity method of accounting. Accordingly, Loral SpaceCom's results of operations reflects its proportionate share of the results of operations of its affiliates on an equity accounting basis. References to Loral SpaceCom or the Company prior to the Distribution refer to the space and communications operations of Loral Corporation. Included separately are the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for Globalstar and SS/L. The MD&A for Loral SpaceCom should be read in conjunction with the MD&As of Globalstar and SS/L.

LIQUIDITY AND CAPITAL RESOURCES

     Loral SpaceCom commenced operations on April 23, 1996 with $612 million of unrestricted cash, investments in affiliates totaling $342 million, $13 million in liabilities and shareholders' equity of $989 million.

     Loral SpaceCom intends to utilize its existing capital base and access to the capital markets to support the financing requirements of the Operating Affiliates (principally Globalstar) and to finance new business opportunities in satellite-based communications either directly or through the Operating Affiliates. It is also anticipated that the Operating Affiliates will directly access the capital markets to satisfy their own financing requirements, and may further seek financial support from their strategic partners, including the Company. Loral SpaceCom's Operating Affiliates are currently financed without recourse to Loral SpaceCom other than the $56.3 million indemnification provided to Lockheed Martin in connection with the Globalstar Credit Agreement.

     Loral SpaceCom's Operating Affiliates have no history of paying dividends and are not expected to pay dividends in the near future. The Globalstar Credit Agreement and the SS/L credit facility impose restrictions on Globalstar's and SS/L's respective ability to pay distributions or dividends to its partners and stockholders. In addition, Globalstar does not expect to make distributions prior to the time it commences full commercial operations. It is anticipated that Loral SpaceCom will initially fund its operating requirements (principally consisting of management compensation and corporate overhead expenses) from interest income generated from the temporary investment of cash balances and the receipt of SS/L management fees.

     As part of its investment in Globalstar, Loral SpaceCom, as a founding service provider, acquired exclusive service provider rights to Mexico and Brazil. Further, in June 1995, Loral SpaceCom paid Globalstar an initial $9.8 million for exclusive service provider rights to Canada. Loral SpaceCom, in joint venture with local telephony service providers and international telecommunications businesses, intends to establish Globalstar service operations in such territories.

     In September 1994, Loral Corporation exchanged its holdings in K&F's convertible subordinated debentures for cash and common stock representing a 22.5% equity interest in K&F. (See Note 3 to the Loral Corporation -- Space and Communications Operations Financial Statements, (the "Financial Statements"). K&F is principally engaged in the manufacture of aircraft braking systems for commercial and military aircraft.

     Cash Provided and Used. Cash used in operating activities for the years ended March 31, 1996, 1995 and 1994 was $1.3 million, $8.4 million and $.6 million, respectively, primarily due to the items discussed in Results of Operations, below.

     Cash used in investing activities for the years ended March 31, 1996, 1995 and 1994 was $115.0 million, $92.1 million and $25.3 million, respectively, primarily due to investments in Globalstar. Investments in Globalstar totaled $105.2 million, $103.6 million and $25.3 million in the years ended March 31, 1996, 1995 and 1994 respectively, and include an aggregate of $10.3 million of capitalized costs, principally interest.

     Net cash provided by financing activities for the years ended March 31, 1996, 1995 and 1994 was $116.3 million, $100.5 million and $25.9 million, respectively, representing the advances from Loral Corporation to fund the above-mentioned activities.

     Investment in Globalstar. At March 31, 1996 Loral SpaceCom's investment in Globalstar was $195.2 million. (See Note 3 to the Financial Statements.) Additionally, Loral SpaceCom holds an indirect 1.4% interest in Globalstar through its ownership of SS/L.

     Globalstar is building and preparing to launch and operate a worldwide, low-earth orbit satellite-based digital telecommunications system. The Globalstar System has an estimated total cost of $2.2 billion for capital expenditures, development costs and operating costs through the end of 1998, when full commercial service is scheduled to commence. Globalstar has raised a total of $1.4 billion of financing consisting of $480 million of equity, $310 million of vendor financing, a $250 million bank credit facility, commitments for $33 million of service provider advance payments, net proceeds of $300 million from the sale of GTL 6 1/2% Convertible Preferred Equivalent Obligations. (See Note 3 to the Financial Statements.) Globalstar estimates that it will require an additional $414 million to complete its external financing requirements and that its remaining financing requirement will come from a combination of sources, including advance payments from service providers, anticipated payments associated with the sale of Globalstar Phones and gateways, placements of limited partnership interests with new and existing strategic investors and from net service revenues from initial operations.

     Commencing on the In-Service Date, as defined, Globalstar will allocate to its managing general partner an amount equal to 2.5% of Globalstar's revenues up to $500 million plus 3.5% of revenues in excess of $500 million. Loral SpaceCom and Qualcomm will receive 80% and 20% of such allocation, respectively. Globalstar has not made any cash distributions to date, and none are anticipated prior to 1999.

     On December 15, 1995, Globalstar entered into a $250 million credit agreement with a group of banks (the "Globalstar Credit Agreement"). The Globalstar Credit Agreement provides that Globalstar may select loans at varying interest rates, including the Eurodollar rate plus 5/8%. Globalstar pays a commitment fee on the unused portion. The Globalstar Credit Agreement contains covenants requiring Globalstar to meet certain financial ratios including minimum net worth of $200 million and limits additional indebtedness and the payment of cash distributions. The Globalstar Credit Agreement expires on December 15, 2000.

     Following the consummation of the Merger, Lockheed Martin guaranteed $206.3 million of Globalstar's obligation under the Globalstar Credit Agreement, and SS/L and certain other Globalstar strategic partners guaranteed $11.7 million and $32 million, respectively, of Globalstar's obligation. In addition, Loral SpaceCom has agreed to indemnify Lockheed Martin for liability in excess of $150 million under Lockheed Martin's guarantee.

     In connection with such guarantees and indemnity of the Globalstar Credit Agreement, GTL issued to Loral SpaceCom, Lockheed Martin, SS/L and the other strategic partners participating in such guarantee or indemnity, warrants (the "GTL Guarantee Warrants") to purchase 4,185,318 shares of GTL common stock. The GTL Guarantee Warrants have an exercise price of $26.50, are subject to certain vesting requirements, expire on April 19, 2003, are not exercisable until six months after Globalstar commences initial operations unless accelerated at the sole discretion of the managing general partner of Globalstar and may not be transferred to third parties prior to such exercise date. In connection with the issuance of GTL Guarantee Warrants, GTL received (i) warrants to acquire 4,185,318 ordinary partnership interests in Globalstar plus (ii) additional warrants (the "Additional Warrants") to purchase an additional 1,131,168 ordinary partnership interests, on terms and conditions generally similar to those of the GTL Guarantee Warrants. In addition, Globalstar has also agreed to pay to Loral SpaceCom and the other guaranteeing partners a fee equal to 1.5% per annum of the average quarterly amount outstanding under the Globalstar Credit Agreement.

     Investment in SS/L. The Company currently holds 32.7% of the economic interest in SS/L. (See Note 3 to the Financial Statements.) SS/L is engaged in the design, manufacture and systems integration for telecommunications, weather and direct broadcast television satellites. A subsidiary of Loral SpaceCom is paid a management fee from SS/L based on SS/L's total adjusted revenues.

     SS/L is the prime contractor for the design and construction of Globalstar's 56 satellites. In connection therewith, SS/L and its subcontractors have committed $310 million of vendor financing to Globalstar, of which $121 million of such vendor financing is effectively borne by the subcontractors. As of March 31, 1996, $62 million of such vendor financing has been utilized by Globalstar.

     In 1991 and 1992, Loral Corporation sold 49% of SS/L's equity to four European companies involved in aerospace, telecommunications and space communications (the "Alliance Partners"). Under a stockholders agreement, a change of control of Loral Corporation within the meaning of such agreement would provide each of the Alliance Partners with the right to (i) put their equity interests back to SS/L at fair market value, or (ii) purchase a pro rata share of Loral's equity interest in SS/L for fair market value (subject to receiving certain authorizations including U.S. government approval). While it is not certain that the change of control provisions are applicable, the Company and SS/L are seeking an amendment to the stockholders agreement acknowledging the transfer of Loral's interests in SS/L to Loral SpaceCom and a waiver of any applicable put and purchase option rights. In the event that any of SS/L's Alliance Partners put their interests back to SS/L, Loral SpaceCom will acquire such interests. The Company does not expect all the Alliance Partners to exercise their put rights in connection with the Distribution, but, if all such put rights, if any, were exercised, the Company believes its obligations pursuant to these rights would be less than $250 million.

     Certain partnerships affiliated with Lehman Brothers Inc. (the "Lehman Partnerships") hold Series S Preferred Stock of a Loral SpaceCom subsidiary. Each share of Series S Preferred Stock represents a beneficial interest in one share of common stock of SS/L. As a result of the issuance of the Series S Preferred Stock, the Lehman Partnerships have no economic interest in the subsidiary other than with respect to the SS/L operations. If the Lehman Partnerships continue to hold the Series S Preferred Stock after January 1, 1998 or after a change in control of the Company, they will have the right to request that the Company purchase their Series S Preferred Stock at fair market value. In such event, the Company may elect to purchase such Series S Preferred Stock at fair market value, or if the Company elects not to purchase the stock, the Lehman Partnerships may require the combined interests of the Company and the Lehman Partnerships in SS/L to be sold to a third party. (See Notes 3 and 7 to the Financial Statements.) The Lehman Partnerships have advised the Company that they do not intend to request that the Company purchase their Series S Preferred Stock. The Company currently has no intention of selling its interest in SS/L.

     Other Business Opportunities. Loral SpaceCom is currently evaluating several new business initiatives including joint ventures to provide "direct-to-home" ("DTH") television service in certain regions of the world, a proposed digital communications service using a high-speed, satellite-delivered communications system called CyberStar and a proposed hybrid communications satellite. These ventures are in formative stages and there can be no assurance that they will be further developed or licensed, or that the necessary capital to complete such ventures will be available.

RESULTS OF OPERATIONS

     The results of operations include the proportionate share of net income
(loss) of Globalstar and SS/L using the equity method of accounting. Such results also include certain allocated costs and expenses representing an allocation of Loral Corporation corporate office expenses based primarily on the allocation methodology prescribed by government regulations pertaining to government contractors. Allocated interest expense has been based on Loral Corporation's actual weighted average debt rate applied to the average investment in affiliate balance during the period. Accordingly, such results of operations are not necessarily representative of all revenues and expenses that would have occurred had the Space and Communications Operations been an independent entity. Additionally, such results of operations exclude certain revenues and expenses anticipated when Loral SpaceCom commences operations such as interest income from the temporary investment of $612 million of cash balances and other additional operating expenses.

     Future operating results of Loral SpaceCom will be dependent on a number of factors including the results of operations of the Operating Affiliates, the level of corporate operating expenses, the utilization of the available cash balances and the extent of interest income or other investment income. Loral SpaceCom currently anticipates generating net income during the balance of calendar year 1996; however, this result may be adversely impacted by the outcome of these factors.

     Taxation. Loral SpaceCom will be subject to U.S. federal, state and local income taxation at regular corporate rates on any income from sources within the United States that is effectively connected with the conduct of its U.S. trade or business. When such income is deemed removed from the U.S. business, it will be subject to an additional 30 percent "branch profits" tax. While, Loral SpaceCom expects that most of its income from Globalstar will be from sources outside the United States, some portion of such foreign source income will be subject to taxation by certain foreign countries.

     Also, any U.S. subsidiary formed to conduct Loral SpaceCom's U.S. activities will be subject to U.S. taxation at regular corporate rates. In addition, a 30% U.S. withholding tax will apply to dividends received from K&F, SS/L, or any other U.S. corporation.

     Furthermore, Loral SpaceCom has obtained an assurance from the Minister of Finance under the Exempted Undertakings Tax Protection Act of 1996 that Bermuda will not subject the company to any tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax until at least March 28, 2016 except insofar as such tax applies to persons ordinarily resident in Bermuda and holding such shares, debentures or other obligations of the Company or any land leased or let to the Company. As an exempted company, the Company is liable to pay in Bermuda a registration fee based upon its authorized share capital and the premium on its issued shares. Based upon the authorized share capital of the Company, the annual registration fee payable by the Company will be $15,000.

  Comparison of Results for the Years Ended March 31, 1996 and March 31, 1995

     The results of operations reflect a net loss of $13.8 million for the year ended March 31, 1996 as compared to a net loss of $7.9 million for 1995. The increase in the 1996 loss is primarily due to the 1995 non-recurring gain of $6.9 million net of taxes resulting from the exchange of K&F debentures for cash and equity (see Note 3 to the Financial Statements).

     Management fees earned from SS/L are based on a percentage of SS/L's revenues, as defined. During fiscal 1996, management fees totaled $5.6 million as compared to $3.2 million in 1995 reflecting an increase in SS/L's revenues to $1.1 billion in 1996 from $633.7 million in 1995.

     Allocated costs and expenses decreased to $3.0 million in 1996 from $3.2 million in 1995 due to changes in both the level of Loral Corporation corporate office expenses and changes in the proportional factors within the allocation formula. Allocated interest expense increased to $10.5 million in 1996 from $9.5 million in 1995, primarily as a result of Loral Corporation's increased effective borrowing rate applied to its investment in SS/L.

     For the year ended March 31, 1996, the effective income tax rate was (35.0)% compared to 44.9% in 1995. The change in the effective rate for 1996 as compared to 1995 is primarily a result of the proportionate impact of taxes on undistributed earnings of affiliates (SS/L) for the year.

     The equity in net loss of affiliates in 1996 of $8.6 million as compared to $9.0 million in 1995 reflects Loral SpaceCom's proportionate share of higher Globalstar costs for the design, development and construction of the Globalstar System offset by the proportionate share of higher SS/L income.

  Comparison of Results for the Fiscal Years Ended March 31, 1995 and March 31, 1994

     The results of operations reflect a net loss of $7.9 million for the year ended March 31, 1995 as compared to a net loss of $3.7 million for 1994. The increase in the 1995 loss is primarily due to the equity in net loss of Globalstar of $10.8 million offset by the non-recurring gain of $6.9 million net of taxes resulting from the exchange of K&F debentures for cash and equity. (See
Note 3 to the Financial Statements.)

     Management fees during the fiscal years ended March 31, 1995 and 1994 of $3.2 million and $3.0 million, respectively, represent management fees earned from SS/L reflecting SS/L's total revenues which increased to $633.7 million in 1995 from $596.3 million in 1994.

     Allocated costs and expenses increased to $3.2 million in 1995 from $2.6 million in 1994 due to changes in both the level of Loral Corporation corporate office expenses and changes in the proportional factors within the allocation formula. Allocated interest expense increased to $9.5 million in 1995 from $8.3 million in 1994, primarily as a result of Loral Corporation's increased effective borrowing rate applied to its investment in SS/L.

     For the year ended March 31, 1995, the effective income tax rate was 44.9% compared to 38% in 1994. The increase in the 1995 effective rate resulted from the increase in the proportionate impact of taxes on undistributed earnings of affiliates (SS/L) for the year.

     The equity in net loss of affiliates in 1995 of $9.0 million as compared to equity in net income of $1.2 million in 1994 reflects Loral SpaceCom's proportionate share of Globalstar's costs for the design, development and construction of the Globalstar System.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF GLOBALSTAR

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, cash and cash equivalents increased to $247.1 million from $71.6 million at December 31, 1995. The net increase is a result of the receipt of $290.0 million from the sale of 4,615,385 Redeemable Preferred Partnership Interests, advance payments received for option territories of $1.7 million and interest on outstanding cash balances of $1.4 million, offset by the expenditures for operations and the Globalstar System Under Construction.

     Payables to affiliates and accrued expenses decreased by $10.8 million from $54.4 million to $43.6 million during the three months ended March 31, 1996, as a result of the timing of payments to Globalstar contractors.

     Globalstar anticipates that the cost for the design, construction and deployment of the Globalstar System, excluding working capital, cash interest on anticipated borrowings and operating expenses to be approximately $1.8 billion. Actual amounts may vary from this estimate and additional funds would be required in the event of unforeseen delays, cost overruns, launch failures or other technological risks or adverse regulatory developments, or to meet unanticipated expenses.

     Through March 31, 1996, Globalstar incurred costs of approximately $612 million for the design and construction of the satellite constellation, launch vehicle payments and portions of the two SOCCs, two GOCCs, Globalstar Phones and four gateways that make up part of the Globalstar ground segment. Costs incurred during the first quarter 1996 were approximately $121 million (including $19.4 million accrued under vendor financing arrangements) as satellite production activities continued, including pre-production model construction and test, parts procurement and subassembly construction of the satellites. Expenditures for the GOCCs and SOCCs included costs for software integration and test. Total 1996 system costs are expected to approximate $566 million and include an estimated $90.1 million of accrued costs under vendor financing arrangements. Satellite production, integration and testing will continue during the year. Ground Segment activities in 1996 will include the development of laboratory prototypes of the Globalstar Phones and the completion of SOCC installation and checkout.

     In addition to the above capital requirements, Globalstar will require funds for its working capital, interest and preferred distributions on the Redeemable Preferred Partnership Interests and future financings, repayment of a portion of vendor financing and operating expenses through the Full Constellation Date, currently estimated to be approximately $293 million.

     Globalstar and its strategic service providers intend to jointly finance the procurement of 25 gateways and long-lead-time parts for 25 additional gateways for resale to service providers, thereby accelerating the deployment of gateways around the world prior to the In-Service Date. The cost of this program before financing costs is expected to be approximately $160 million, of which Globalstar has agreed to finance approximately $80 million. Globalstar expects to recover its investment in this gateway financing program from the resale of these gateways to service providers. Globalstar is presently evaluating a plan to purchase long-lead-time component parts for possible use in constructing 6 to 12 additional satellites. The current estimated additional cost for these components is approximately $75 to $120 million, depending upon the quantity purchased. The plan has two purposes: (i) to enable Globalstar to have on-orbit at least 38 to 44 satellites during 1999, even in the event of launch failures of up to two launches of 12 satellites each, and (ii) to provide ground spares that would be readily available to replenish the satellite constellation in the event of satellite attrition during the first generation or if there are opportunities for increasing capacity. If Globalstar were to experience a launch failure, the long-lead-time components would be used to build replacement satellites and the cost associated with the construction and launch of such satellites would be reimbursed through insurance.

     This information represents Globalstar's current anticipated cash requirements. Actual amounts may vary from these estimates and additional funds would be required in the event of unforeseen delays, cost overruns, launch failures or other technological risks or adverse regulatory developments, or to meet unanticipated expenses.

     Through March 31, 1996, Globalstar has obtained a total of $1.4 billion of financing consisting of $480 million of equity, $310 million of vendor financing, a $250 million credit facility (the "Globalstar Credit Agreement"), guaranteed by certain parties, commitments for approximately $33 million of advance payments associated with certain Globalstar service territories, net proceeds of $290 million from the sale of Redeemable Preferred Partnership Interests to GTL, which was purchased by GTL with the proceeds from the sale of its 6 1/2% Convertible Preferred Equivalent Obligations (the "Securities") and on April 3, 1996, an additional $9.7 million from the sale of Redeemable Preferred Partnership Interests to GTL from the proceeds from an additional sale of the Securities.

     Globalstar believes that its current capital, vendor financing commitments and the availability of the Globalstar Credit Agreement are sufficient to fund its requirements into the first quarter of 1997. Of such financing commitments, a substantial portion of the vendor financing will not be utilized until 1997 and 1998. Additional funds to complete the Globalstar System are expected to be obtained through a combination of debt issuance (which may include an equity component), projected service provider payments, projected net service revenues from initial operations, anticipated payments received from the sale of gateways and Globalstar Phones and placement of limited partnership interests with new and existing strategic investors. Although Globalstar believes it will be able to obtain this additional financing, there can be no assurance that the financing will be available on favorable terms or on a timely basis, if at all.

RESULTS OF OPERATIONS

  Comparison of Results for the Three Months Ended March 31, 1996 and 1995

     Globalstar is a development stage partnership and has not commenced commercial service operations. For the period March 23, 1994 (commencement of operations) to March 31, 1996, Globalstar has recorded cumulative net losses of $108.4 million. The net loss for the quarter ended March 31, 1996 decreased to $14.0 million from $17.2 million in the quarter ended March 31, 1995 as a result of timing of work performed by Globalstar contractors. Globalstar is expending significant funds for the design, construction, testing and deployment of the Globalstar System and expects such losses to continue until commencement of service operations.

     Globalstar has earned interest income of $15.2 million since commencement of operations on cash balances and short term investments. Interest income for the quarter ended March 31, 1996 was $1.4 million as compared to $2.2 million earned during the quarter ended March 31, 1995. Interest income has decreased from the quarter ended March 31, 1995 as a result of lower cash balances within the quarter ended March 31, 1996.

     Operating Expenses. Development costs of $11.4 million for the quarter ended March 31, 1996, represent the development of certain technologies under a cost sharing arrangement in Globalstar's contract with Qualcomm, the development of Globalstar Phones and Globalstar's continuing in-house engineering. This compares with $16.2 million of development costs incurred during the quarter ended March 31, 1995.

     Marketing, general and administrative expenses were $4.0 million for the quarter ended March 31, 1996 as compared to $3.2 million incurred during the quarter ended March 31, 1995. The increase from the quarter ended March 31, 1995 is a result of both increased marketing and personnel costs, consistent with the higher level of activity at Globalstar.

     Depreciation. Globalstar intends to capitalize all costs, including interest as applicable, associated with the design, construction and deployment of the Globalstar System, except costs associated with the development of the Globalstar Phones and certain technologies under a cost sharing arrangement with Qualcomm. Globalstar will not record depreciation expense on the Globalstar System Under Construction until the commencement of initial service operations, as assets are placed into service.

     Income Taxes. Globalstar was organized as a limited partnership. As such, no income tax provision (benefit) is included in the accompanying financial statements since U.S. income taxes are the responsibility of its partners. Generally, taxable income (loss), deductions and credits of Globalstar will be passed through to its partners.

  Comparison of Results for the Year Ended December 31, 1995 to the Period March 23, 1994 (commencement of operations) to December 31, 1994

     For the period March 23, 1994 (commencement of operations) to December 31, 1995, Globalstar has recorded cumulative net losses of $94.5 million. The net loss for the year ended December 31, 1995 increased to $68.2 million from $26.2 million in the prior period March 23, 1994 (commencement of operations) to December 31, 1994 (the "Prior Period"). Globalstar is expending significant funds for the design, construction, testing and deployment of the Globalstar System and expects such losses to continue until commencement of service operations.

     Globalstar has earned interest income amounting to $13.8 million since commencement of operations on cash balances and short term investments. Interest income for the year ended December 31, 1995 was $12.0 million as compared to $1.8 million earned during the Prior Period. Interest income has increased significantly from the Prior Period as a result of higher cash balances invested due to the sale of 10,000,000 partnership interests to GTL for $185.8 million during the first quarter and the receipt of payments against capital subscriptions of $133.8 million.

     Operating Expenses. Development costs of $62.9 million for the year ended December 31, 1995, represent the development of certain technologies under a cost sharing arrangement in Globalstar's contract with Qualcomm, the development of Globalstar Phones and Globalstar's continuing in-house engineering. This compares with $21.3 million of development costs incurred during the Prior Period. The increase as compared to the Prior Period is primarily related to the technologies being developed under the cost sharing arrangement with Qualcomm.

     Marketing, general and administrative expenses were $17.4 million for the year ended December 31, 1995 as compared to $6.7 million incurred during the Prior Period. The increase from the Prior Period is a result of both increased marketing and personnel costs consistent with the higher level of activity at Globalstar.

     Depreciation. Globalstar intends to capitalize all costs, including interest as applicable, associated with the design, construction and deployment of the Globalstar System, except costs associated with the development of certain technologies under a cost sharing arrangement with Qualcomm and costs of the Globalstar Phones. Globalstar will not record depreciation expense on the Globalstar System under construction until the commencement of initial service operations, as assets are placed into service.

     Income Taxes. Globalstar was organized as a limited partnership. As such, no income tax provision (benefit) is included in the accompanying financial statements since U.S. income taxes are the responsibility of its partners. Generally, taxable income (loss), deductions and credits of Globalstar will be passed through to its partners.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF SS/L

LIQUIDITY AND CAPITAL RESOURCES

     For the years ended March 31, 1996, 1995 and 1994, SS/L's operations provided cash of $67.8 million, $115.8 million and $19.3 million, respectively. For these same periods, income before depreciation, amortization, taxes, minority interest and equity in loss of affiliates was $58.4 million, $48.7 million and $42.2 million, respectively. The significant fluctuations between such amounts arise primarily from the timing of payments and advances received and costs incurred on contracts in process including long-term receivables; such changes increased (decreased) cash by $(47.7) million, $42.0 million and $(18.3) million in the respective periods. It is common in the satellite industry that certain contracts have terms deferring payment of a portion of the contract price until delivery, or in some cases until after delivery, in the form of orbitals. Contracts in process, net increased by $47.9 million in the year ended March 31, 1996, primarily due to working capital requirements of various commercial programs, offset by milestone payments received from customers. Contracts in process, net decreased $44.0 million in the year ended March 31, 1995, primarily due to milestone payments received from customers and the reallocation of long-term receivables related to orbitals, offset by working capital requirements of various commercial programs. Long-term receivables increased $10.2 million and $41.7 million in the years ended March 31, 1996 and 1995, respectively, due to increases in long-term receivables related to orbitals primarily for the Intelsat VII series of satellites. Accounts payable, accrued payroll and other current liabilities increased $76.0 million and $27.5 million in the years ended March 31, 1996 and 1995, respectively, primarily due to increased payables to subcontractors for Globalstar and other commercial programs. Customer advances increased by $10.4 million and $39.7 million in the years ended March 31, 1996 and 1995, respectively, due to advances on new program awards during the periods.

     In the years ended March 31, 1996, 1995 and 1994, SS/L expended $24.2 million, $23.4 million and $22.6 million for capital equipment and facilities expansion. In fiscal 1995 and 1994, SS/L contributed a total of $6.0 million for an 11% limited partnership interest in LQSS, a general partner of Globalstar. In fiscal 1995, SS/L also purchased a 5% interest in Orion Network Systems, Inc. for $5.0 million.

     Cash provided by (used in) financing activities for the years ended March 31, 1996, 1995 and 1994 was $31.0 million, $(58.2) million and $22.1 million, respectively, primarily due to debt borrowings and repayment activities in each of the periods.

     At March 31, 1996, SS/L had cash and cash equivalents of $126.9 million and had $65.1 million of long-term debt outstanding, with $171.6 million available under its credit facilities. Under a revolving credit agreement with a group of banks, interest is charged at various rates based on the lead bank's prime rate, or margins over the Federal Funds rate or LIBOR, at SS/L's option. The LIBOR interest rate is subject to a reduction of 1/10% on SS/L's achievement of a certain financial covenant which has been achieved by SS/L.

     SS/L believes its revolving credit agreement, which expires in December 1997, and other credit facilities are adequate to meet its financing needs for the next twelve months. Subsequent to March 31, 1996, SS/L received authorization under its credit facilities to permit the transaction under the Distribution Agreement, described below.

     In 1991 and 1992, Loral Corporation sold 49% of SS/L's equity to the Alliance Partners. Under a stockholders agreement, a change of control of Loral Corporation within the meaning of such agreement would provide each of the Alliance Partners with the right to (i) put their equity interests back to SS/L at fair market value, or (ii) purchase a pro rata share of Loral's equity interest in SS/L for fair market value (subject to receiving certain authorizations including U.S. government approval). While it is not certain that the change of control provisions are applicable, the Company and SS/L are seeking an amendment to the stockholders agreement acknowledging the transfer of Loral's interests in SS/L to Loral SpaceCom. In the event that any of SS/L's Alliance Partners put their interests back to SS/L, Loral SpaceCom will acquire such interests. The Company does not expect all the Alliance Partners to exercise their put rights, if any, in connection with the Distribution, but, if all such put rights were exercised, the Company believes its obligations pursuant to these rights would be less than $250 million.

BACKLOG

     Funded backlog at March 31, 1996 and 1995 was $1.2 billion. Approximately 74% of the total backlog was for six commercial contracts. Foreign customers accounted for 29% and 43% of the total backlog in 1996 and 1995, respectively. Awards for the year ended March 31, 1996 were $1.1 billion, primarily consisting of bookings, including the design, fabrication, test and delivery of satellites for the MCI/News Corp., PanAmSat 7 & 8 and Apstar IIR programs and specific payload equipment for the Yamal, Sirius and Eutelsat programs. Awards also include additional funding for the Globalstar, GOES and Space Station programs.

RESULTS OF OPERATIONS

  Comparison of Results for the Fiscal Years Ended March 31, 1996 and March 31, 1995

     During the year ended March 31, 1996, revenues from contracts increased to $1.1 billion from $633.7 million for the year ended March 31, 1995. Gross profit increased to $34.4 million from $27.8 million in the prior year. The changes in sales and gross profit primarily result from a change in the current program mix and increased sales volume for launch vehicles and risk management on programs requiring in-orbit satellite delivery; such sales typically have lower-than-average fee rates.

     The increases in revenues are attributable to higher volume on commercial satellite programs of $521.4 million, including the Globalstar program of $239.7 million, offset by lower volume on both the GOES weather satellite program of $18.9 million and the Space Station program of $14.6 million.

     Interest income net of interest expense increased $5.0 million to $6.3 million from $1.3 million for the same period in the prior year, primarily attributable to increased investment income of $2.6 million resulting from increased invested cash balances and $2.4 million of interest income associated with orbital receipts.

     Equity in net loss of affiliate represents SS/L's proportionate share of Globalstar's net loss; SS/L made this investment in March 1994.

     As a result of the above, net income increased to $12.4 million from $5.6 million in the comparable period of the prior year.

     SS/L's effective tax rate decreased to 53.4% in fiscal 1996 from 62.2% in the prior year. Income before income taxes increased in the same period from $19.2 million to $28.4 million resulting in a decreased impact on the effective tax rate of the non-deductible goodwill amortization and the losses of ISTI (see
Note 5 to the SS/L Financial Statements).

  Comparison of Results for the Fiscal Years Ended March 31, 1995 and March 31, 1994.

     During fiscal 1995, revenues from contracts increased to $633.7 million from $596.3 million in the prior year. Net income increased to $5.6 million compared with $3.6 million in the prior year.

     The increase in revenues of $37.4 million is attributable to higher volume on commercial satellite programs of $29.2 million, the Space Station program of $4.6 million and the GOES weather satellite program of $3.6 million.

     Gross profit increased to $27.8 million from $25.0 million in the prior year. Gross profit as a percentage of sales increased to 4.4% from 4.2%, resulting primarily from both the increase in sales volume and an increase in gross margins on newly awarded programs.

     Interest income, net of interest expense increased $2.7 million to $1.3 million from net expense of $1.4 million in the prior year, primarily resulting from increased interest income from orbital receipts for newly launched satellites of $1.5 million, and increased investment income resulting from cashflow of $1.2 million.

     Equity in net loss of affiliate represents SS/L's proportionate share of Globalstar's net loss; SS/L made this investment in March 1994.

     SS/L's effective tax rate decreased to 62.2% in fiscal 1995 from 75.8% in the prior year. On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 was signed into law, including a provision that increased the Federal corporate rate by 1% to 35% effective January 1, 1993. In fiscal 1994, the net deferred tax liabilities were revalued at the higher rate, resulting in an increase to the effective tax rate. In fiscal 1995, such revaluation was not required. Additionally, the impact on the effective tax rate of the non-deductible goodwill amortization and the losses of ISTI decreased resulting from an increase in income before income taxes (see Note 5 to the SS/L Financial Statements).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following persons, all of whom, previously served as directors of Loral, have been elected to serve as the directors of the Company. As provided in the Company's Bye-laws, the holders of the Company's common stock elect the directors. Approximately one-third of the Company's Board is elected each year to serve for a three-year period. Initially, however, members of all three classes were elected by Loral as sole shareholder of the Company prior to the Distribution. The directors were elected to three classes as follows: three directors, constituting the "Class I Directors," were elected for a term expiring at the 1997 Annual Meeting, three directors, constituting the "Class II Directors," were elected for a term expiring at the 1998 Annual Meeting, and four directors, constituting the "Class III Directors," were elected for a term expiring at the 1999 Annual Meeting. At each Annual Meeting beginning in 1997, directors will be elected to succeed those whose terms expire, with each newly elected director to serve a three-year term. The Series A Preferred Stock issued to Lockheed Martin may be voted without restriction on all matters submitted to shareholders for approval, except that it may not vote for the election of directors. After the conversion of the Series A Preferred Stock into common stock, the common stock may vote without restriction on all matters, including the election of directors, except that in the event of an election contest, Lockheed Martin and its affiliates have agreed, pursuant to a shareholders agreement, that they will, subject to certain exceptions, vote any of the common stock, at their option, either (i) as recommended by the Board of Directors or management of the Company, or (ii) in the same proportions as the holders of the Company's equity securities vote their securities.

     The following table sets forth the directors and executive officers of the Company as of June, 1996:

                  NAME                     AGE                       POSITION
- -----------------------------------------  ---       -----------------------------------------
Bernard L. Schwartz (Class III)..........   70       Chairman of the Board of Directors and
                                                     Chief Executive Officer
Michael B. Targoff.......................   51       President and Chief Operating Officer
Howard Gittis (Class I)..................   61       Director
Robert B. Hodes (Class II)...............   70       Director
Gershon Kekst (Class I)..................   60       Director
Charles Lazarus (Class II)...............   71       Director
Malvin A. Ruderman (Class III)...........   68       Director
E. Donald Shapiro (Class III)............   63       Director
Arthur L. Simon (Class I)................   63       Director
Thomas J. Stanton, Jr. (Class III).......   67       Director
Daniel Yankelovich (Class II)............   70       Director
Michael P. DeBlasio......................   59       Senior Vice President and Chief Financial
                                                     Officer
Nicholas C. Moren........................   49       Vice President and Treasurer
Harvey B. Rein...........................   42       Vice President and Controller
Eric J. Zahler...........................   45       Vice President, General Counsel and
                                                     Secretary

     Mr. Schwartz has been the Chairman and Chief Executive Officer of the Company since January of 1996 and had been Chairman and Chief Executive Officer of Loral since 1972. Mr. Schwartz has been Chairman of the Board of Directors of SS/L since February 1991. He is also Chairman and Chief Executive Officer of Globalstar, GTL and K&F, and serves as a director of Reliance Group Holdings, Inc. and certain of its subsidiaries, Sorema International Holding N.V. and First Data Corporation. Mr. Schwartz is also a Trustee of New York University Medical Center. Mr. Schwartz has been a director and Vice Chairman of Lockheed Martin Corporation since April 1996.

     Mr. Targoff has been President and Chief Operating Officer of the Company since March of 1996 and had been Senior Vice President and Secretary of Loral since 1992 and prior thereto held other executive officer positions with Loral. Mr. Targoff is also a director of SS/L and GTL.

     Mr. Gittis has been Vice Chairman and Chief Administrative Officer of MacAndrews & Forbes Holdings Inc. since 1984. He is also a director of Andrews Group Incorporated, Consolidated Cigar Corporation, First Nationwide Holdings, Inc., First Nationwide Bank, Jones Apparel Group, Inc., Mafco Worldwide Corporation, National Health Laboratories Holdings, Inc., NWCG Holdings Corporation, New World Communications Group Incorporated, New World Television Incorporated, Revlon Consumer Products Corporation and Revlon Worldwide Corporation.

     Mr. Hodes became Counsel to Willkie Farr & Gallagher in 1995. He was a partner in Willkie Farr & Gallagher since 1956. He is also a director of Aerointernational, Inc., W.R. Berkeley Corporation, Crystal Oil Company, GTL, R.V.I. Guaranty, Ltd., LCH Investments N.V., Mueller Industries, SS/L, Inc. and Restructured Capital Holdings, Ltd.

     Mr. Kekst is President of Kekst and Company Incorporated, a corporate and financial communications consulting company which was established in 1970.

     Mr. Lazarus has been Chairman of Toys "R" Us, Inc. since 1974. He is also a director of Automatic Data Processing, Inc.

     Mr. Ruderman has been Professor of Physics, Columbia University since 1969.

     Mr. Shapiro is the Joseph Solomon Distinguished Professor of Law (since
1983) and Dean/Professor of Law (1973-1983) of New York Law School. He is also a director of Bank Leumi Trust Co., Eyecare Products PLC, Vasomedical, Inc., Kranzco Realty Trust, MacroChem Corporation and Premier Laser Systems.

     Mr. Simon is an independent consultant and was a partner of Coopers & Lybrand, L.L.P. from 1968 to 1994.

     Mr. Stanton has been Chairman Emeritus of National Westminster Bancorp NJ since 1990. He is also a director of Reliance Group Holdings, Inc. and Reliance Insurance Co.

     Mr. Yankelovich is Chairman of DYG, Inc., a market, consumer and opinion research firm. He is also Director Emeritus of U.S. West Inc., Meredith Corporations and Arkla, Inc.

     Mr. DeBlasio has been Senior Vice President and Chief Financial Officer of the Company since March of 1996 and had been Senior Vice President-Finance of Loral since 1979. Mr. DeBlasio is also a director of SS/L and GTL.

     Mr. Moren has been Vice President and Treasurer of the Company since March of 1996 and had been Vice President and Treasurer of Loral since 1991.

     Mr. Rein has been Vice President and Controller of the Company since June of 1996, and had been Assistant Controller of Loral since 1985.

     Mr. Zahler has been Vice President, General Counsel and Secretary of the Company since March of 1996 and had been Vice President and General Counsel of Loral since 1992. From 1984 to 1992, Mr. Zahler was a partner in the law firm of Fried, Frank, Harris, Shriver & Jacobson.

     Directors of the Company will be paid a fixed annual retainer fee of $25,000 per year. Non-employee directors will also be paid a per meeting attendance fee of $6,000. The Company expects to provide life insurance and medical benefits to non-employee directors on substantially the same basis that such benefits were provided by Loral. Non-employee directors will also have the opportunity to elect to defer their annual fees and have them credited toward the purchase of Common Stock, which will be delivered after termination of directorship.

ITEM 11.  EXECUTIVE COMPENSATION

     Because the Company is newly formed, historical information on executive compensation paid by the Company is not available. Compensation for the Company's Chief Executive Officer has been established by the Board of Directors and the Compensation Committee, and compensation for the other principal executive officers has been maintained at their prior levels pending review by the Board of Directors and the Compensation Committee.

     Set forth below are the names and titles of the Company's five most highly compensated executive officers and the annual base salary as of May 31, 1996, for each such executive officer:

                                                                                 CURRENT
                                NAME AND TITLE                                ANNUAL SALARY
    -----------------------------------------------------------------------   -------------
    Bernard L. Schwartz, Chairman and Chief Executive Officer..............     $ 956,300
    Michael B. Targoff, President and Chief Operating Officer..............       400,000
    Michael P. DeBlasio, Senior Vice President and Chief Financial
      Officer..............................................................       434,000
    Nicholas C. Moren, Vice President and Treasurer........................       214,000
    Eric J. Zahler, Vice President, General Counsel and Secretary..........       240,000

BONUS ARRANGEMENTS

     Pursuant to the Merger Agreement, the Company has paid to employees of Loral who become employees of the Company and its subsidiaries all bonus compensation payable for the fiscal year of Loral ended March 31, 1996, under any bonus program of Loral or its subsidiaries in which the employee participated prior to the merger, or under any employment agreement applicable to such employee. Lockheed Martin has agreed to reimburse the Company for the amount of such bonuses paid to all employees.

     The Company intends to adopt an annual bonus plan for executive officers and other key employees. The bonus program will be adopted by the Board of Directors and approved by the Company's Compensation Committee. Executive officers will also participate in the Company's 1996 Stock Option Plan, which is described below. The level of participation of each executive officer in the 1996 Stock Option Plan will be determined by the Compensation Committee of the Board of Directors (the "Compensation Committee").

1996 STOCK OPTION PLAN

     Prior to the Distribution, the 1996 Stock Option Plan (the "SOP") was adopted by the Board of Directors. The SOP provides for the grant of non-qualified stock options ("NQSOs") and incentive stock options as defined in
Section 422 of the Code ("ISOs"). The SOP is administered by the Compensation Committee of the Company, which consists of at least two directors of the Company, each of whom must be a "disinterested person" within the meaning of Rule 16b-3 promulgated under the Exchange Act. Key employees and officers of the Company are eligible to participate in the SOP. Management of the Company believe that the SOP is important to provide an inducement to obtain and retain the services of qualified employees and officers. At present, all the officers and approximately 800 other key employees of the Company and its Operating Affiliates are eligible to participate in the SOP. The SOP (but not outstanding options) will terminate on the tenth anniversary of its adoption. The Company has reserved 12,000,000 shares of Common Stock for issuance upon the exercise of options under the SOP.

     Recipients of options under the SOP ("Optionees") are selected by the Compensation Committee. The Compensation Committee determines the terms of each option grant including (1) the purchase price of shares subject to options, (2) the dates on which options become exercisable, and (3) the expiration date of each option (which may not exceed ten years from the date of grant). The Compensation Committee has the power to accelerate the exercisability of outstanding options at any time. The number of shares for which options may be granted under the SOP to any single Optionee during any partial or full calendar year that the SOP is in effect may not exceed 2,000,000 (subject to adjustment for capital changes).

     The purchase price of the shares of Common Stock subject to options will be fixed by the Compensation Committee, in its discretion, at the time options are granted; provided, that (i) in no event shall the per share purchase price of an ISO be less than the Fair Market Value (as defined in the SOP) of a share of Common Stock on the date of grant; (ii) in no event shall the per share purchase price of a NQSO be less than the lower of (A) 50% of the Fair Market Value of a share of a Common Stock on the date of grant, and (B) $20 below the aforesaid Fair Market Value; and (iii) in no event shall the per share purchase price of any option be less than the par value per share of the Common Stock.

     Optionees will have no voting, dividend, or other rights as shareholders with respect to shares of Common Stock covered by options prior to becoming the holders of record of such shares. All option grants will permit the purchase price to be paid in cash, by tendering stock, or by brokered or "cashless" exercise. The number of shares covered by options will be appropriately adjusted in the event of any merger, recapitalization or similar corporate event.

     The Board of Directors of the Company may at any time terminate the SOP or from time to time make such modifications or amendments to the SOP as it may deem advisable; provided that the Board may not, without the approval of the Company's shareholders, (i) increase the maximum number of shares of Common Stock for which options may be granted under the SOP or (ii) reduce the minimum purchase price at which options may be granted under the SOP.

     Options granted under the SOP will be evidenced by a written option agreement between the Optionee and the Company. Subject to limitations set forth in the SOP, the terms of option agreements will be determined by the Compensation Committee, and need not be uniform among Optionees.

     The Compensation Committee made the following stock option grants to the Company's named executive officers at an exercise price of $10.50 per share:
Bernard L. Schwartz 1,200,000 shares, Michael B. Targoff 800,000 shares, Michael
P. DeBlasio 800,000 shares, Nicholas C. Moren 500,000 shares and Eric J. Zahler 500,000 shares.

     The following is a brief discussion of the Federal income tax consequences of transactions under the SOP based on the Code. The SOP is not qualified under
Section 401(a) of the Code.

     No taxable income is realized by an Optionee upon the grant or exercise of an ISO. If Common Stock is issued to an Optionee pursuant to the exercise of an ISO, and if no disqualifying disposition of such shares is made by such Optionee within two years after the date of grant or within one year after the transfer of such shares to such Optionee, then (i) upon sale of such shares, any amount realized in excess of the option price will be taxed to such Optionee as a long-term capital gain and any loss sustained will be a long-term capital loss, and (ii) no deduction will be allowed to the Optionee's employer for Federal income tax purposes.

     If the Common Stock acquired upon the exercise of an ISO is disposed of prior to the expiration of either holding period described above, generally (i) the Optionee will realize ordinary income in the year of disposition in an amount equal to the excess (if any) of the fair market value of such shares at exercise (or, if less, the amount realized on the disposition of such shares) over the option price paid for such shares, and (ii) the Optionee's employer will be entitled to deduct such amount for Federal income tax purposes if the amount represents an ordinary and necessary business expense. Any further gain (or loss) realized by the Optionee will be taxed as short-term or long-term capital gain (or loss), as the case may be, and will not result in any deduction by the employer.

     With respect to NQSOs, (i) no income is realized by an Optionee at the time the Option is granted; (ii) generally, at exercise, ordinary income is realized by the Optionee in an amount equal to the difference between the option price paid for the shares and the fair market value of the shares, if unrestricted, on the date of exercise, and the Optionee's employer is generally entitled to a tax deduction in the same amount subject to applicable tax withholding requirements; and (iii) at sale, appreciation (or depreciation) after the date of exercise is treated as either short-term or long-term capital gain (or loss) depending on how long the shares have been held. Deductions for compensation attributable to NQSOs (or disqualified ISOs) granted to the Company's named executive officers may be subject to the deduction limits of Section 162(m) of the Code, unless such compensation qualifies as "performance-based" as defined therein.

EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement with Mr. Schwartz, which will expire on April 23, 2001. Beginning April 23, 1996, Mr. Schwartz' initial annual base salary is $956,300, and will be increased annually by the percentage change in a specified consumer price index.

     Pursuant to the agreement, if Mr. Schwartz is removed as Chairman of the Board of Directors or as Chief Executive Officer other than for cause, or if his duties, authorities or responsibilities are diminished, or if there is a change of control (as defined to encompass the Company becoming a subsidiary of another company, the acquisition of 35% or more of the voting securities of the Company by a particular stockholder or group, or a change in 35% of the Company's directors at the insistence of the shareholder group), Mr. Schwartz may elect to terminate the agreement. In any such event, or upon his death or disability, Mr. Schwartz will be entitled to receive a lump sum payment discounted at 9% per annum, in an amount equal to his base salary as adjusted for defined consumer price index changes for the remainder of the term, an amount of incentive bonus equal to the highest received by Mr. Schwartz in any of the prior three years, times the number of years (including partial fiscal years) remaining during the term, and an amount calculated to approximate the annual compensation element reflected in the difference between fair market value and exercise price of stock options granted to Mr. Schwartz. All such sums are further increased to offset any tax due by Mr. Schwartz under the excise tax and related provisions of Section 4999 of the Internal Revenue Code.

GTL OPTIONS

     On September 12, 1995, Loral granted to each of Mr. Schwartz and six other executives of Loral an option to purchase 20,000 shares of GTL common stock owned by Loral (the "GTL Options"). The GTL Options were granted at an exercise price of $20 per share. The closing price of GTL common stock on the Nasdaq National Market System on September 12, 1995 was $19 per share. The GTL Options were immediately exercisable as of the date of grant, and have a maximum term of 12 years from the date of grant. In the event of the option holder's death, the GTL Options are exercisable by the option holder's estate or beneficiary for a period of one year from the date of death. Loral's obligations under the GTL Options have been assumed by Loral SpaceCom in connection with the Distribution.

     On December 12, 1995, Loral granted to each outside director of Loral an option to purchase 20,000 shares of GTL Common Stock owned by Loral at an exercise price of $33.375 per share and otherwise on terms substantially identical to that of the GTL Options described above.

COMPANY PENSION PLAN

     The Company adopted a defined benefit pension plan and trust (the "Pension Plan") that is qualified under Section 401(a) of the Code. The Pension Plan will provide retirement benefits for eligible employees of the Company and the Operating Affiliates, including executive officers. The benefit formula for executive officers for the period ending December 31, 1995 will generally provide an annual benefit equal to the greater of (A) or (B), where (A) equals
(i) 1.2% of compensation up to the Social Security Wage Base and 1.45% of compensation in excess of the Social Security Wage Base for each year of participation up to 15 years of employment, plus (ii) 1.5% of compensation up to the Social Security Wage Base and 1.75% of compensation in excess of the Social Security Wage Base for each year of participation in excess of 15 years of employment; and (B) equals (i) 1.2% of average annual compensation paid during 1991-1995 up to the 1995 Social Security Wage Base and 1.45% of average annual compensation paid during 1991-1995 in excess of the 1995 Social Security Wage Base for each year of participation up to 15 years of employment, plus (ii) 1.5% of average annual compensation paid during 1991-1995 up to the 1995 Social Security Wage Base and 1.75% of average annual compensation paid during 1991-1995 in excess of the 1995 Social Security Wage Base for each year of participation in excess of 15 years of employment. The benefit for periods subsequent to December 31, 1995 will be based on (A) above. Executive officers will also participate in a supplemental executive retirement plan (the "SERP") which provides supplemental retirement benefits due to certain reductions in retirement benefits under the Pension Plan that are caused by various limitations imposed by the Code. Compensation used in determining benefits under the Pension Plan and SERP primarily includes salary and bonus.

     The estimated annual benefit upon retirement under the Pension Plan and SERP is $2,421,000 for Mr. Schwartz, $413,000 for Mr. Targoff, $401,000 for Mr. DeBlasio, $177,000 for Mr. Moren and $221,000 for Mr. Zahler. This retirement benefit has been computed assuming that (i) employment with the Company will be continued until normal retirement, or until the expiration of any current employment agreement, if later and (ii) current levels of creditable compensation and the Social Security Wage Base will continue without increases or adjustments throughout the remainder of the computation period.

SUPPLEMENTAL LIFE INSURANCE PROGRAM

     The Company maintains a contributory supplemental life insurance program for certain key employees, including Messrs. Schwartz, Targoff, DeBlasio, Moren and Zahler. The program is funded with "split-dollar" or "universal" life insurance policies which were transferred to the Company following the Distribution Date with respect to the Loral employees who became employed by the Company after the Distribution Date. The face amounts of the policies for Messrs. Schwartz, Targoff, DeBlasio, Moren and Zahler are $20,500,000, $1,450,000, $1,060,000, $500,000 and $500,000, respectively.

COMMON STOCK PURCHASE PLAN FOR NON-EMPLOYEE DIRECTORS

     The Company's Board of Directors adopted the Common Stock Purchase Plan for Non-Employee Directors (the "Director Plan").

     The Director Plan is designed to encourage stock ownership by the Company's nonemployee directors. As of the date of this Information Statement, nine non-employee directors were eligible to participate in the Director Plan.

     Under the terms of the Director Plan, each non-employee director of the Company is entitled to make an election to defer up to 100% of his annual fees and have such amounts credited to a deferral account maintained under the plan. Participation in the Director Plan is voluntary and all amounts deferred are fully vested. For purposes of the Director Plan, a "non-employee director" is defined as a member of the Company's Board of Directors who is not an employee of the Company or any affiliate thereof.

     The Director Plan will be administered by a committee selected by the Board (the "Committee"). The Committee will interpret the terms and conditions of the Director Plan and shall have all powers necessary to do so. The Committee will furnish to each director participating in the Director Plan, promptly after the end of each calendar year, a statement indicating the amounts credited to the director's deferral account and the status of his account.

     The portion of a director's annual fees that he elects to defer will be credited to his deferral account as of the date such fees would otherwise have been paid. The remaining portion of the fee, if any, will be paid to the director in cash in accordance with his election. Amounts so credited during each calendar quarter will be converted on the last day of each calendar quarter (each, a "Director Purchase Date") into a number of "Stock Equivalents" calculated by dividing the amounts so credited by 95% of the fair market value of one share of Common Stock on such date. Upon payment, a non-employee director will receive one share of Common Stock for each Stock Equivalent so credited. With respect to each Stock Equivalent so credited, an amount equal to any dividends declared in respect of a share of Common Stock will be credited to the director's deferral account as of the date such dividends are paid.

     A participant in the Director Plan may elect that payments from his deferral account be made in the form of a lump sum or in up to five annual installments commencing on any specific day selected by the participant which is not earlier than six months following the last Director Purchase Date which occurred prior to the termination of his position as a non-employee director of the Company, and not later than two years following such termination.

     Each participant may designate one or more beneficiaries to receive amounts to be distributed from the participant's deferral account. If a participant in the Director Plan dies before payment of his deferral account is completed, the balance remaining in such account will be paid to his beneficiary as soon as practicable following the participant's death.

     The Director Plan is not scheduled to expire on any particular date. The Board of Directors may amend, modify, suspend or terminate the Director Plan without the consent of any participants provided that such action may not materially and adversely affect a participant's rights with respect to amounts already credited to his deferral account.

     The rights and interests of a participant in the Director Plan may not be transferred, encumbered or alienated other than by the laws of descent and distribution, provided that a participant may designate a beneficiary.

     No participant has any of the rights or privileges of a stockholder as a result of his participation in the Director Plan until Common Stock is actually distributed under the plan. Moreover, nothing in the Director Plan confers any right upon any participant in the plan to continue as a member of the Board of Directors. All expenses and costs incurred in connection with the Director Plan will be borne by the Company.

     Participants in the Director Plan will generally recognize ordinary income at the time payments are made from their deferral accounts, based on the fair market value of Common Stock and the amount of cash (if any) so paid, and the Company will generally be entitled to a corresponding deduction for tax purposes at such time.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents the number of shares of the Company's common stock beneficially owned by the directors, the named executive officers, and all directors and officers as a group as of May 31, 1996. Individuals have sole voting and investment power over the stock unless otherwise indicated in the footnotes.

                                                               AMOUNT AND NATURE OF           PERCENT
                   NAME OF INDIVIDUAL                       BENEFICIAL OWNERSHIP(1)(2)       OF CLASS
- --------------------------------------------------------    --------------------------       ---------
Bernard L. Schwartz.....................................             3,448,015(3)               1.9%
Michael B. Targoff......................................               199,027(4)              *
Howard Gittis...........................................                 6,000                 *
Robert B. Hodes.........................................                20,200(5)              *
Gershon Kekst...........................................                20,000                 *
Charles Lazarus.........................................                10,000                 *
Malvin A. Ruderman......................................                32,000(6)              *
E. Donald Shapiro.......................................                20,000                 *
Arthur L. Simon.........................................                 7,000                 *
Thomas J. Stanton, Jr. .................................                24,000                 *
Daniel Yankelovich......................................                30,000                 *
Michael P. DeBlasio.....................................               107,462(7)              *
Nicholas C. Moren.......................................                81,710(8)              *
Eric J. Zahler..........................................                82,542(9)              *
All Directors and Executive Officers
  as a Group (15 persons)...............................             4,131,117(10)              2.3%

- ---------------
  * Represents holdings of less than one percent.

 (1) Includes shares which, as of May 31, 1996, may be acquired within sixty days upon the exercise of options (which shares are treated as outstanding for the purposes of determining beneficial ownership and computing the percentage set forth); shares held by trusts of which Directors and their wives are trustees; shares held by a trust in which an officer or Director is a trustee; and shares held for the benefit of officers as of April 22, 1996 in the Loral Master Savings Plan (the "Savings Plan").

 (2) Except as noted, all shares are owned directly with sole investment and voting power.

 (3) Includes 160,000 shares held by Mr. Schwartz' wife and 12,512 shares held in the Savings Plan.

 (4) Includes 135 shares held in the Savings Plan.

 (5) Includes 200 shares held by a trustee.

 (6) Includes 12,000 shares owned jointly with Mr. Ruderman's wife.

 (7) Includes 7,462 shares held in the Savings Plan.

 (8) Includes 1,310 shares held in the Savings Plan.

 (9) Includes 942 shares held in the Savings Plan.

(10) Includes 24,922 shares held in the Savings Plan.

            PRINCIPAL SHAREHOLDERS OF THE COMPANY, GTL, SS/L AND K&F
                      AND PRINCIPAL PARTNERS OF GLOBALSTAR

COMPANY

     Loral SpaceCom was formed to effectuate the Distribution. After the Distribution, Lockheed Martin holds Series A Preferred Stock representing a 20% fully-diluted equity interest in the Company.

     On April 23, 1996 the Company and an affiliate of Lockheed Martin entered into a Shareholders Agreement which establishes, among other things, certain conditions with respect to the relationship between the Company, on the one hand, and Lockheed Martin and its affiliates (the "Subject Shareholders"), on the other hand. The Shareholders Agreement limits the ability of the Subject Shareholders, during the term of the Shareholders Agreement to acquire any voting securities or assets of, or solicit proxies or make a public announcement of a proposal of any extraordinary transaction with respect to, the Company. The Series A Preferred Stock issued to Lockheed Martin may be voted without restriction on all matters submitted to shareholders for approval, except that it may not vote for the election of directors. Subject Shareholders may vote their shares of common stock on all matters, including the election of directors, except that in the event of an election contest, the Subject Shareholders have agreed, pursuant to the Shareholders Agreement, that they will, subject to certain exceptions, vote any of the Company's equity securities, at the option of the Subject Shareholders, either (i) as recommended by the Board of Directors or management of the Company, or (ii) in the same proportions as the holders of the Company's equity securities vote their securities. The Shareholders Agreement also limits the ability of the Subject Shareholders to transfer the equity securities of the Company held by the Subject Shareholders except pursuant to a registered public offering. The Shareholders Agreement provides that if, within one year following the date thereof, the Subject Shareholders vote against any transaction involving (i) a merger, consolidation, corporate reorganization or similar transaction or (ii) a sale, lease, exchange, transfer or other disposition of all or substantially all of the assets of the Company or any of its affiliates, in either case between the Company, on the one hand, and SS/L, K&F, GTL, Globalstar and certain other subsidiaries and affiliates of the Company, on the other hand, the Company shall have the right to purchase from the Subject Shareholders all of the equity securities of the Company held by the Subject Shareholders for a price equal to $344 million plus all amounts expended by the Subject Shareholders following the date of the Shareholders Agreement in connection with the acquisition of equity securities (other than acquisitions from another Subject Shareholder) following the date of the Shareholders Agreement minus any net sales proceeds received by the Subject Shareholders following the date of the Shareholders Agreement in connection with the sale of equity securities (other than sales to another Subject Shareholder) following the date of the Shareholders Agreement. The agreement also provides that if, within five years following the date thereof, any transaction occurs involving
(i) a merger, consolidation, corporate reorganization or similar transaction,
(ii) a sale, lease, exchange, transfer or other disposition of all or substantially all of the assets of the Company, Globalstar or any of their respective affiliates or (iii) the liquidation or dissolution of the Company (each of the transactions set forth in clauses (i) through (iii) referred to as a "Triggering Transaction"), in each case, involving as parties, the Company or any of its affiliates, on the one hand, and either GTL or Globalstar or any of their respective subsidiaries on the other hand, Lockheed Martin shall have the right to purchase from the Company (including any successor to the rights and obligations of the Company) a sufficient number of shares of the Company (or such successor) to prevent dilution at a per share price equal to (x) if the Triggering Transaction shall occur on a date prior to the first anniversary thereof, $6.00, subject to antidilution adjustments and (y) if the Triggering Transaction shall occur after the first anniversary, but prior to the fifth anniversary thereof, 80% of the per share price of the Company implicit in the Triggering Transaction. The Shareholders Agreement also provides that in the event of certain transactions, the Subject Shareholders shall have the right to require the Company to purchase the GTL Guarantee Warrants issued to Lockheed Martin at fair market value. The Shareholders Agreement also provides that under certain circumstances involving the repurchase by the Company of its equity securities, the Subject Shareholders will sell to the Company such number of Company equity securities held by them sufficient to reduce the Subject Shareholders' ownership of Company equity securities to 20%, at a price equal to the repurchase price offered by the Company. If the repurchase price is less than the purchase price initially paid by the Subject Shareholders for the Series A Preferred Stock, compounded at 10% per annum, then the Subject Shareholders may, in lieu of selling the securities to the Company, sell them to third parties in the market. The Shareholders Agreement further provides that under certain circumstances and subject to certain conditions the Subject Shareholders may require the Company to register under the Securities Act any Company securities held by the Subject Shareholders. The Company Shareholders Agreement provides, subject to certain exceptions, that, in the event of a tender offer, if Subject Shareholders wish to sell or transfer any Company securities pursuant to the tender offer the Subject Shareholders must first offer the shares for sale to the Company. The term of the Company Shareholders Agreement will continue until the earlier of (x) the date on which the voting power of the equity securities owned by the Subject Shareholders represents, on a fully-diluted basis, less than five percent (5%) of the total voting power,
(y) the tenth anniversary of the date of the agreement, or (z) a change of control the Company.

     After the seventh anniversary of the date of the Shareholders Agreement, the Subject Shareholders shall have the right to propose for election to the Board of Directors in opposition to management's nominees the number of directors that is proportionate to the percentage of voting securities of the Company then held by the Subject Shareholders and to vote in favor of their election to the Board.

     The Company and Lockheed Martin entered into an Exchange Agreement providing that, in the event that the Company is required to purchase additional shares of SS/L common stock held by the Alliance Partners or the Lehman Partnerships (a "Put Transaction"), and such Put Transaction requires a filing with, or the approval of, any antitrust authorities having jurisdiction over the matter, the parties will cooperate to comply with informational requirements and jointly attempt to resolve any objections raised without any change in Lockheed Martin's ownership interest in the Company. If such a change is nonetheless required to obtain antitrust approval of the Put Transaction, Lockheed Martin will be required to transfer to the Company some or all of the shares of the Company securities beneficially owned by it in exchange for shares of GTL Common Stock or, if the use of GTL Common Stock as consideration is inconsistent with obtaining antitrust approval for the Put Transaction, in exchange for cash. The shares of Company securities so transferred will be valued at the greater of fair market value or the original purchase price thereof in connection with the Distribution, increased at the rate of 10% per annum, compounded annually, from the date of the consummation of the tender offer.

GLOBALSTAR AND GTL

     GTL's authorized capital stock consists of 60,000,000 shares of Common Stock. As of May 31, 1996, there were 10,000,000 shares of Common Stock outstanding. Except as set forth below, there are no other persons known to GTL, based upon SEC filings received by the Company, who are beneficial owners of 5% or more of the Common Stock.

                                                                      SHARES OF
                                                                     COMMON STOCK       PERCENT OF
                        NAME AND ADDRESS                          BENEFICIALLY OWNED   COMMON STOCK
- ----------------------------------------------------------------  ------------------   ------------
Loral Space & Communications Ltd................................       1,674,400(1)        16.74%
600 Third Avenue
New York, New York 10016
Cumberland Associates...........................................         621,400(2)         6.21%
1114 Avenue of the Americas
New York, New York 10036

- ---------------
(1) Of such amount, 340,000 represent shares of Common Stock subject to options granted by Loral to certain of its executive officers and directors.
(2) As stated in filing with the SEC.

     The following table presents the number of shares of GTL common stock beneficially owned by GTL's directors, GTL's named executive officers, and all directors and officers of GTL as a group as of May 31, 1996. Individuals have sole voting and investment power over the stock unless otherwise indicated in the footnotes.

                                                                    AMOUNT AND NATURE OF      PERCENT
                       NAME OF INDIVIDUAL                          BENEFICIAL OWNERSHIP(1)    OF CLASS
- ----------------------------------------------------------------   -----------------------    --------
Bernard L. Schwartz.............................................            37,600                 *%
Michael B. Targoff..............................................            24,000                 *
Michael P. DeBlasio.............................................            24,000                 *
Robert B. Hodes.................................................            21,000                 *
A. Robert Towbin................................................             5,600(2)              *
Douglas G. Dwyre................................................               100                 *
Edward Hirshfield...............................................               800(3)              *
Anthony J. Navarra..............................................             1,000                 *
Robert A. Wiedeman..............................................               850                 *
All Directors and Executive Officers
  as a Group (16 persons).......................................           160,950               1.6%

- ---------------
  * Represents holdings of less than one percent.
(1) Includes shares which, as of May 31, 1996, may be acquired within 60 days upon the exercise of options granted by Loral: 20,000 each to Messrs. Schwartz, Targoff and DeBlasio and Hodes and 120,000 to all Directors and Executive Officers as a group. Mr. Targoff's options are held by a trust to which he disclaims beneficial ownership.

(2) Includes 2,100 shares held in a trust, as to which he disclaims beneficial ownership.

(3) Includes 100 shares owned by Mr. Hirshfield's wife, as to which he disclaims beneficial ownership.

     The following table sets forth, as of May 31, 1996, certain information regarding the beneficial ownership of ordinary partnership interests in Globalstar. Globalstar has been involved in ongoing discussions with certain potential strategic partners and other strategic investors regarding transactions involving, among other things, possible investments in Globalstar Ordinary Partnership Interests.

                              GLOBALSTAR, L.P.(1)

                            INTEREST                          PARTNERSHIP INTERESTS     PERCENTAGE
    --------------------------------------------------------  ---------------------     ----------
    Loral SpaceCom..........................................        17,412,783(2)          35.8%
    Public Stockholders of GTL..............................        11,517,907(3)          22.9
    Qualcomm................................................         3,726,000              7.9
    Vodafone................................................         3,540,000              7.5
    AirTouch................................................         3,000,000              6.4
    Finmeccanica............................................         2,800,000              6.0
    Hyundai.................................................         2,400,000(4)           5.1
    Alcatel.................................................         2,190,000(5)           4.7
    DASA....................................................         1,720,000(6)           3.7
    France Telecom..........................................         1,530,000(7)           3.2
    SS/L....................................................         1,332,540(8)           2.8
    Dacom...................................................           600,000(9)           1.3

- ---------------
(1) Includes impact of the conversion of the Securities and Preferred Partnership Interests issuable in connection therewith and excludes the issuance of the GTL Guarantee Warrants and the Additional Warrants, as such warrants are not exercisable within 60 days. Beneficial ownership of partnership interests has been calculated pursuant to Regulation 13d-3 under the Securities Exchange Act of 1934, as amended, which provides that: "Any securities not outstanding which are subject to such options, warrants, rights or conversion privileges shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but shall not be deemed to be outstanding for the purpose of computing the percentage of the class by any other person."

(2) Of the amount held by Loral SpaceCom (i) 2,000,000 partnership interests represent Loral SpaceCom's allocable share of the 3,000,000 partnership interests held by Loral/DASA Globalstar, L.P., a joint venture between Loral SpaceCom and DASA which is 66.7% owned by Loral SpaceCom and 33.3% owned by DASA, (ii) 647,460 partnership interests represent Loral SpaceCom's indirect interest in 1,980,000 partnership interests held by SS/L, (iii) 1,674,400 partnership interests represent Loral SpaceCom's holdings of Common Stock of the Company, without giving effect to the grant by Loral SpaceCom to certain of its executive officers and directors of options to acquire an aggregate of 340,000 shares of Common Stock (none of such options have yet been exercised) and (iv) 1,576,923 partnership interests represent the conversion of $102.5 million principal amount Convertible Preferred Equivalent Obligations.

(3) Includes 3,192,307 partnership interests which represent the conversion of the $207.5 million principal amount of Convertible Preferred Equivalent Obligations. Does not include partnership interests attributed to Loral SpaceCom described in note (2)(iii) and (iv) above.

(4) Represents Hyundai's allocable share of the 3,000,000 partnership interests held by Hyundai/Dacom, a joint venture which is 80% owned by Hyundai and 20% owned by Dacom.

(5) Of the amount held by Alcatel, 1,470,000 partnership interests represent Alcatel's allocable share of the 3,000,000 partnership interests held by TESAM, which is 51% owned by France Telecom and 49% owned by Alcatel.

(6) Of the amount held by DASA, 1,000,000 partnership interests represent DASA's allocable share of the 3,000,000 partnership interests held by Loral/DASA Globalstar, L.P.

(7) Represents France Telecom's allocable share of the 3,000,000 partnership interests held by TESAM.

(8) Excludes 647,460 partnership interests attributable to Loral's 32.7% interest in SS/L.

(9) Represents Dacom's allocable share of the 3,000,000 partnership interest held by Hyundai/Dacom.

SS/L

     Each of Aerospatiale, Alcatel, Finmeccanica and DASA owns 12.25% of the outstanding common stock of SS/L. While the Company holds, through SS/L Bermuda Ltd., the remaining 51% of the outstanding common stock of SS/L, its effective economic interest in SS/L is 32.7%. 18.3% is effectively held by the Lehman Partnerships which hold tracking stock representing 18.3% of the outstanding capital stock of SS/L Bermuda.

K&F INDUSTRIES

     Bernard L. Schwartz owns 27.12% of the capital stock of K&F in the form of Class A common stock. Loral SpaceCom owns 22.5% of K&F's capital stock in the form of Class B common stock. The Lehman Partnerships own 48.17% of K&F's capital stock in the form of preferred stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     SS/L Agreement and Subcontracts. Globalstar has entered into an agreement with SS/L to design, manufacture, test and launch its satellite constellation. The price of the contract consists of three parts, the first for non-recurring work at a price not to exceed $115.7 million, the second for recurring work at a fixed price of approximately $15.6 million per satellite (including certain performance incentives of up to approximately $1.9 million per satellite) and the third for launch and insurance. SS/L will design, build and launch the 56 satellites in Globalstar's constellation, which are designed to have a minimum life-span of 7 1/2 years. SS/L has agreed to obtain insurance on Globalstar's behalf for the cost of replacing satellites lost in hot failures and any relaunch costs not covered by the applicable launch contract for an estimated premium of $92 million, in certain circumstances subject to an equitable adjustment in light of future market conditions. SS/L has also agreed pursuant to the agreement to obtain launch vehicles and arrange for the launch of Globalstar's satellites on Globalstar's behalf at an estimated total cost of $302 million for all 56 satellites, subject to an equitable adjustment in light of future market conditions, which may, in turn, be influenced by international political developments. Termination by Globalstar of this agreement will result in termination fees, which may be substantial. Such termination fees are generally limited to SS/L's cost incurred and uncancellable obligations under subcontracts and outstanding orders for satellite materials at the time of termination plus a reasonable fee.

     Globalstar has granted to SS/L an irrevocable, royalty-free, non-exclusive license to use certain intellectual property expressly developed in connection with the SS/L agreement provided that SS/L will not use, or permit others to use, such license for the purpose of engaging in any business activity that would be in material competition with Globalstar. Globalstar has similarly agreed that it will not license such intellectual property if it will be used for the purpose of designing or building satellites that would be in competition with SS/L.

     SS/L has subcontracted the design and integration of the payload modules to Alcatel who will manufacture Globalstar's satellite communication equipment at a fixed price of approximately $208 million, subject to certain adjustments. Subcontracts have also been awarded to Alenia ($202 million) for final assembly, integration and testing of the Globalstar satellites, DASA ($178 million) for providing Globalstar's satellite power propulsion elements and solar arrays, and Aerospatiale ($41 million) for designing and manufacturing the satellite bus structure and communication support panels. Globalstar, SS/L and Hyundai have also entered into a subcontract ($44 million) under which Hyundai will provide certain electronic components for the Globalstar satellites. Globalstar and SS/L have further agreed to support Hyundai in its efforts as a satellite vendor, including providing training and transferring certain technological know-how to Hyundai at a compensation to be agreed upon among the parties.

     The agreement provides for liquidated damages to Globalstar in the event SS/L fails to supply the satellites at the times specified in the contract. Liquidated damages of approximately $45,000 are payable by SS/L for each day of delay, subject to an overall cap of approximately $33 million. Such liquidated damages are Globalstar's exclusive remedies in the face of any delay by SS/L in the delivery of the satellites or for any events of default specified in the agreement.

     SS/L and its subcontractors have committed $310 million of vendor financing to Globalstar, of which $220 million will be non-interest bearing. Globalstar will repay the non-interest bearing portions as follows: $49 million following the launch and acceptance of 24 or more satellites, $61 million upon the launch and acceptance of 48 or more satellites, and the remainder in equal installments over the five-year period following acceptance of the preliminary and final Globalstar constellations. The remaining $90 million will bear interest, the payment of which will be deferred until the Full Constellation Date or December 31, 1998, whichever is earlier. Thereafter, interest and principal will be repaid in equal quarterly installments during the next five years.

     Qualcomm Agreement. Globalstar and Qualcomm have entered into an agreement providing for the design, development, manufacture, installation, testing and maintenance by Qualcomm of four gateways, two ground operations control centers and 100 pre-production Globalstar Phones (the "Qualcomm Segment"). A portion of the GOCC is being developed and manufactured by Globalstar. The contract is a cost-plus-fee contract that provides for payment to Qualcomm of a 12% fee, along with reimbursement for costs incurred in performing such contract, such as labor, material, travel, license fees, royalties and general administrative expenses. The contract also includes a cost sharing arrangement for certain technologies being developed by Qualcomm. Globalstar estimates the eventual total contract payments to be $350 million. As manager of Globalstar, Loral SpaceCom is bringing its management's substantial experience in the oversight of cost-type contracts to insure that the costs incurred under the Qualcomm agreement are reasonable.

     Except for the intellectual property contained in certain software relating to the public switched networks and the GOCCs (excluding any software or technical data contained in Qualcomm's CDMA technology) which will be owned by Globalstar, Qualcomm retains all intellectual property in the Qualcomm Segment. However, Qualcomm has granted Globalstar an exclusive license to use its CDMA technology for MSS commercial applications.

     Globalstar has granted to Qualcomm an irrevocable, non-exclusive, worldwide perpetual license to intellectual property owned by Globalstar in the Qualcomm Segment and developed pursuant to the Qualcomm agreement. Qualcomm may, pursuant to such grant, use the intellectual property for applications other than the Globalstar System provided that Qualcomm may not for a period of three years after its withdrawal as a strategic partner or prior to the third anniversary of the Full Constellation Date, whichever is earlier, engage in any business activity that would be in competition with the Globalstar System. The grant of intellectual property to Qualcomm described above is generally royalty free. Under certain specified circumstances, however, Qualcomm will be required to pay a 3% royalty fee on such intellectual property.

     Qualcomm has agreed to grant at least one vendor a nonexclusive worldwide license to use Qualcomm's intellectual property to manufacture and sell gateways to Globalstar's service providers. The foregoing licenses will be granted by Qualcomm to one or more such vendors on reasonable terms and conditions, which will in any event not provide for royalty fees in excess of 7% of a gateway's sales price (not including the approximately $400,000 in recoupment expenses payable to Globalstar). Qualcomm has granted a license to manufacture Globalstar Phones to Orbitel and has also agreed to grant similar licenses to at least two additional qualified manufacturers to enable them to manufacture and sell the Globalstar Phones to service providers. On March 23, 1994, a letter agreement was entered into among Qualcomm, Globalstar and Hyundai pursuant to which Hyundai may elect to become a licensee authorized to manufacture and sell Globalstar Phones to service providers. Should Hyundai so elect, it would, for a five year period following Globalstar's In-Service Date, be the exclusive licensee authorized to manufacture and sell such units in South and North Korea.

     Globalstar will receive a payment of approximately $400,000 on each installed gateway sold to a Globalstar service provider. Globalstar will also receive up to $10 on each Globalstar Phone, which will be payable until Globalstar's funding of that design has been recovered.

     The agreement provides for liquidated damages to Globalstar in the event Qualcomm fails to supply the Qualcomm Segment at the times specified in the contract. Liquidated damages of approximately $29,000 are payable by Qualcomm for each day of delay, subject to an overall cap of approximately $11 million. Such liquidated damages are Globalstar's exclusive remedies in the face of any delay by Qualcomm in the delivery of the Qualcomm Segment or for any other events of default specified in the agreement. Qualcomm's obligation to license the intellectual property necessary to manufacture gateways and Globalstar Phones to Globalstar or a third-party manufacturer will continue even upon a default or breach by Qualcomm under the agreement. Termination by Globalstar of this agreement will result in termination fees, which may be substantial.

     Gateway Program. Globalstar and its service provider partners intend to jointly finance the procurement of 25 gateways and long-lead parts for 25 additional gateways for resale to service providers, thereby accelerating the deployment of gateways around the world prior to the In-Service Date. The cost of this program before financing costs is expected to be approximately $160 million, of which Globalstar has agreed to finance approximately $80 million. Globalstar expects to recover its investment in this gateway financing program from such resales.

     Qualcomm Support Agreement. A support agreement was entered into among Qualcomm, Loral and Globalstar pursuant to which Qualcomm agreed to (i) assist Globalstar and SS/L with Globalstar's system design, (ii) support Globalstar and Loral with respect to various regulatory matters, including the FCC application and (iii) assist Globalstar and Loral in their marketing efforts with respect to Globalstar. As compensation for its efforts, Qualcomm would be paid an amount equal to the costs incurred in rendering such support and assistance.

     Contract for the Development of Satellite Operations Control
Centers. Globalstar has entered into an agreement with a subsidiary of Loral (which following the Merger, became a Lockheed Martin subsidiary) for the development and delivery of two SOCCs and 33 Telemetry and Command units for the Globalstar System. This contract is a cost-plus-fee contract with a maximum price of $25.1 million which includes a fee of 12% under the contract, 6% of which would be payable at the time the costs are incurred with the remainder payable upon achievement of certain milestones. Globalstar will own any intellectual property produced under the contract.

     Contract for S-Band Beam Forming Network Engineering Model. Globalstar entered into an agreement with a subsidiary of Loral (which, following the Merger, became a Lockheed Martin subsidiary) for an S-Band Beam Forming Network Engineering Model. The contract is a firm fixed-price contract for approximately $463,000.

     Consulting Contracts. Globalstar has entered into consulting agreements with Vodafone for approximately $650,000 under which Vodafone will develop Globalstar's security architecture design and billing system requirements. Under a consulting contract estimated at $845,000, a joint venture formed by France Telecom and Alcatel is providing Globalstar with various services including engineering support at WRC '95, quality of services studies and European regulatory support services.

     OmniTRACS Services Agreement. Globalstar has granted Qualcomm the worldwide exclusive right to utilize the Globalstar System to provide OmniTRACS-like services, including certain data-messaging and position-determination services offered by Qualcomm, primarily to fleets of motor vehicles and rail cars and/or vessels and supervisory control and data acquisition services. Qualcomm will utilize the Globalstar System in particular territories to provide its OmniTRACS-like services if the Globalstar service provider in such region or country offers pricing that is the most favorable rate charged by it for a comparable service and that is at least as favorable as the pricing then charged to Qualcomm for geostationary satellite capacity in the United States. In the event Qualcomm and the service provider fail to reach an agreement with respect to such access, Globalstar has agreed to provide Qualcomm with access to the Globalstar System at Globalstar's most favorable rates. To the extent consistent with Qualcomm's prior commitments, Qualcomm has also agreed to offer each Globalstar service provider certain rights of first refusal to participate with Qualcomm in the provision of OmniTRACS-like services using the Globalstar System in the service provider's territory.

     Office Leases. Globalstar currently leases approximately 56,000 square feet of office space from a subsidiary of Lockheed Martin at a cost of approximately $72,000 per month. This space is leased pursuant to an agreement that expires in August 2000 (with an option to extend for two additional five year periods). Globalstar paid a total of $650,000 and $275,000, for the calendar years 1995 and 1994, respectively, under such lease.

     Conflicts of Interest. The Globalstar partnership agreement provides that Globalstar cannot enter into any agreement involving amounts in excess of $1,000,000 with any partner, any strategic partner (including any direct or indirect corporate parent of such partner or strategic partner), any Alliance Partner or any of their respective affiliates unless the terms and conditions of such transaction have been first approved by a vote of the disinterested partners.

     Guarantee Fee and Warrants. On December 15, 1995, Globalstar entered into the Globalstar Credit Agreement providing for a $250 million credit facility. Following the consummation of the Merger, Lockheed Martin guaranteed $206.3 million of Globalstar's obligation under the Globalstar Credit Agreement, and SS/L and certain other Globalstar strategic partners guaranteed $11.7 million and $32 million, respectively, of

Globalstar's obligation. In addition, Loral SpaceCom has agreed to indemnify Lockheed Martin for liability in excess of $150 million under Lockheed Martin's guarantee of the Globalstar Credit Agreement.

     In connection with such guarantees and indemnity of the Globalstar Credit Agreement, GTL issued to Loral SpaceCom, Lockheed Martin, SS/L and the other strategic partners participating in such guarantee or indemnity, warrants (the "GTL Guarantee Warrants") to purchase 4,185,318 shares of GTL common stock. The GTL Guarantee Warrants have an exercise price of $26.50, are subject to certain vesting requirements, expire on April 19, 2003, are not exercisable until six months after Globalstar commences initial operations unless accelerated at the sole discretion of the managing general partner of Globalstar and may not be transferred to third parties prior to such exercise date. In connection with the issuance of GTL Guarantee Warrants, GTL received (i) warrants to acquire 4,185,318 ordinary partnership interests in Globalstar plus (ii) additional warrants (the "Additional Warrants") to purchase an additional 1,131,168 ordinary partnership interests, on terms and conditions generally similar to those of the GTL Guarantee Warrants. In addition, Globalstar has also agreed to pay to Loral SpaceCom and the other guaranteeing partners a fee equal to 1.5% per annum of the average quarterly amount outstanding under the Globalstar Credit Agreement (the "Guarantee Fee").

     Globalstar Managing Partner's Allocation and Distribution. Commencing on the In-Service Date, Globalstar will make distributions to LQSS equal to 2.5% of Globalstar's revenues up to $500 million plus 3.5% of revenues in excess of $500 million. Loral SpaceCom and Qualcomm ultimately will receive 80% and 20% of such distribution, respectively. Should Globalstar incur a net loss in any year following commencement of operations, the distribution for that year will be reduced by 50% and Globalstar will be reimbursed for Managing Partner's Allocations, if any, made in any prior quarter of such year, sufficient to reduce the Managing Partner's Allocation for such year by 50%. Any Managing Partner's Allocation may be deferred (with interest at 4% per annum) in any quarter in which Globalstar would report negative cash flow from operations if the Managing Partner's Allocation were made.

     LQSS has a right to a preferred allocation of gross operating revenue until such allocated revenue cumulatively equals LQSS's distributions payable (whether or not deferred for a shortfall in cash flow from operations). To the extent that distributions exceed such allocated profit, they will be charged against LQSS's capital account and will not be allocated among the Globalstar partners as a Globalstar expense.

     Relationship with SS/L's Alliance Partners. In 1991 and 1992, Loral sold 49% of SS/L's equity to the Alliance Partners and in connection therewith entered into a stockholders agreement (the "SS/L Stockholders Agreement") governing the relationship among the parties thereto. Under the SS/L Stockholders Agreement, a change of control of Loral Corporation within the meaning of such agreement would provide each of the Alliance Partners with the right to (i) put their equity interests back to SS/L at fair market value, or
(ii) purchase a pro rata share of Loral's equity interest in SS/L for fair market value (subject to receiving certain authorizations including U.S. government approval) and would terminate SS/L's obligations to pay the management fees described below. While it is not certain that the change of control provisions are applicable, the Company and SS/L are seeking an amendment to the stockholders agreement acknowledging the transfer of Loral's interests in SS/L to Loral SpaceCom that occurred in connection with the Distribution, a waiver of any applicable put and purchase option rights and certain changes relating to management fees and reimbursement of expenses. In the event that any of SS/L's Alliance Partners put their interests back to SS/L, SS/L would thereby have the right to put such interests to Loral SpaceCom. The Company does not expect all the Alliance Partners to exercise their put rights in connection with the Distribution, but, if all such put rights were exercised, the Company believes its obligations pursuant to these rights would be less than $250 million.

     In return for managing and operating SS/L, the Company is entitled to receive an annual management fee consisting of (i) a basic management fee equal to (a) 0.5% of SS/L's total sales for the fiscal year minus SS/L's total purchases of certain non-standard equipment and (b) 1.5% of the aggregate purchases by SS/L from the Alliance Partners of products or services for such fiscal year (such basic management fee not to exceed 0.5% of SS/L's gross sales for such fiscal year) and (ii) an incentive management fee equal to (x) 0.5% of SS/L's gross sales if SS/L's profit margin equals or exceeds 10.5% or (y) 0.25% of SS/L's gross sales if SS/L's profit margin equals 7% or (z) a percentage determined by linear interpolation between 0.25% and 0.5% of SS/L's gross sales if the profit margin is between 7% and 10.5%. In addition to the management fee, SS/L is obligated to pay to the Company, subject to certain limitations, the amount of corporate overhead which the Company allocates to SS/L as required by applicable United States government accounting regulations.

     SS/L and the Alliance Partners have agreed to enter into teaming arrangements with respect to proposals or bids submitted either by SS/L or the Alliance Partners to certain customers. Subject to commercial practicability, such arrangements are intended to provide for a certain level of subcontractor participation by the Alliance Partners in programs for which SS/L serves as prime contractor and a certain level of subcontractor participation by SS/L in programs for which one of the Alliance Partners serves as prime contractor. Through these teaming arrangements, SS/L expects to achieve a greater presence in new markets in Europe and other regions and to significantly increase the volume of its participation in the construction of commercial satellites.

     Relationship with Lehman Partnerships. The Lehman Partnerships exchanged their Series S preferred stock in the holding company that held 51% of SS/L for Series S Preferred Stock (the "Series S Preferred Stock") of SS/L Bermuda pursuant to a stockholders agreement (the "SS/L Bermuda Stockholders Agreement") among the Company, SS/L Bermuda and the Lehman Partnerships. The SS/L Bermuda Stockholders Agreement restricts transfers of the Series S Preferred Stock and SS/L Bermuda's common stock of SS/L (the "SS/L Common Stock"), and provides rights to purchase and requires the purchase of the Series S Preferred Stock in certain events. SS/L Bermuda is a holding company whose assets consist of 51% of the outstanding shares of SS/L Common Stock and a 22.5% equity interest in K&F. The shares of Series S Preferred Stock held by the Lehman Partnerships represent an effective 18.3% interest in SS/L.

     The terms of the Series S Preferred Stock provide that each share of Series S Preferred Stock issued by SS/L Bermuda is entitled to receive all cash dividends and other distributions of property as are received by SS/L Bermuda with respect to SS/L on a pro rata basis. The Series S Preferred Stock will not have any voting right with respect to SS/L. The Series S Preferred Stock will vote together with the common stock of SS/L Bermuda, with each share being entitled to one vote.

     The SS/L Bermuda Stockholders Agreement requires the Company to provide written notice to the Lehman Partnerships of certain actions taken by SS/L. Such actions include mergers, material acquisitions or divestitures, certain changes in the capital stock of SS/L, incurrence of material indebtedness or liens, certain transactions with affiliates, appointment of any successor to the Chairman of the Board of Directors or Chief Executive Officer of SS/L and settlement of material claims. If SS/L takes one of these actions, the Lehman Partnerships may require the Company to purchase the Series S Preferred Stock then held by the Lehman Partnerships at a per share purchase price equal to at least the appraised fair market value of the common stock of SS/L Bermuda.

     Commencing on the earlier of a change of control and January 1, 1998, the Lehman Partnerships will have the option to require the Company to purchase all of the Series S Preferred Stock then held by the Lehman Partnerships at a fair market value. In addition, the Lehman Partnerships will be entitled to require the Company to purchase all other securities and assets (other than cash) distributed to the Lehman Partnerships in respect of the Series S Preferred Stock. The Lehman Partnerships also have a special put option with respect to their Series S Preferred Stock upon the failure by SS/L to maintain its security clearance.

     K&F Convertible Debentures. In September, 1994, the Company exchanged the $30 million 14.75% pay-in-kind Subordinated Convertible Debenture due 2004 (the "Debenture") issued in 1989 by K&F in connection with the purchase by K&F of certain divisions of Loral. The Debenture was exchanged for $11.5 million in cash, net of expenses, and 458,994 shares of Class B common stock of the company representing 22.5% of the outstanding capital stock of the company. Bernard L. Schwartz, Chairman and Chief Executive Officer of the Company, holds 27.12% of the outstanding shares of capital stock of K&F.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements

                                                                                             PAGE
                                                                                             -----
      Index to Financial Statements........................................................  F-1
    Loral Space & Communications Ltd.
      Independent Auditors' Report.........................................................  F-2
      Balance Sheet as of March 31, 1996...................................................  F-3
      Notes to Balance Sheet...............................................................  F-4
    Loral Corporation -- Space & Communications Operations
      Annual Financial Statements:
        Independent Auditors' Report.......................................................  F-6
        Combined Balance Sheets as of March 31, 1996 and 1995..............................  F-7
        Combined Statements of Operations and Invested Equity for the years ended March 31,
         1996, 1995 and 1994...............................................................  F-8
        Combined Statements of Cash Flows for the years ended March 31, 1996, 1995 and
         1994..............................................................................  F-9
        Notes to Combined Financial Statements.............................................  F-10
    Globalstar, L.P. (A development stage limited partnership)
      Annual Financial Statements:
        Independent Auditors' Report.......................................................  F-17
        Balance Sheets as of December 31, 1995 and 1994....................................  F-18
        Statements of Operations for the year ended December 31, 1993 and the period from
         January 1, 1994 to March 22, 1994 (pre-capital subscription periods); for the period March 23, 1994 (commencement of operations) to December 31, 1994, for the year ended December 31, 1995 and cumulative.......................................  F-19
        Statements of Partners' Capital and Subscriptions Receivable for the period March
         23, 1994 (commencement of operations) to December 31, 1995........................  F-20
        Statements of Cash Flows for the period March 23, 1994 (commencement of operations)
         to December 31, 1994, for the year ended December 31, 1995 and cumulative.........  F-21
        Notes to Financial Statements......................................................  F-22
      Interim Financial Statements:
        Condensed Balance Sheets as of March 31, 1996 and December 31, 1995................  F-32
        Condensed Statements of Operations for the three months ended March 31, 1996 and
         1995..............................................................................  F-33
        Condensed Statements of Cash Flows for the three months ended March 31, 1996 and
         1995..............................................................................  F-34
        Notes to Condensed Financial Statements............................................  F-35
    Space Systems/Loral, Inc.
      Annual Financial Statements:
        Independent Auditors' Report.......................................................  F-38
        Consolidated Balance Sheets as of March 31, 1996 and 1995..........................  F-39
        Consolidated Statements of Income for the years ended March 31, 1996, 1995 and
         1994..............................................................................  F-40
        Consolidated Statements of Shareholders' Equity for the years ended March 31, 1996,
         1995 and 1994.....................................................................  F-41
        Consolidated Statements of Cash Flows for the years ended March 31, 1996, 1995 and
         1994..............................................................................  F-42
        Notes to Consolidated Financial Statements.........................................  F-43

     (a) 3. Exhibits

     Exhibits 10.11 through 10.13 are management compensation plans.

EXHIBIT NUMBER                                         DESCRIPTION
- --------------   ---------------------------------------------------------------------------------------
       2.1       Agreement and Plan of Merger, dated as of January 7, 1996, among Loral Corporation,
                 Lockheed Martin Corporation and LAC Acquisition Corporation+
       2.2       Restructuring, Financing and Distribution Agreement, dated as of January 7, 1996, among
                 Loral Corporation, Loral Aerospace Holdings, Inc., Loral Aerospace Corp., Loral General
                 partner, Inc., Loral Globalstar L.P., Loral Globalstar Limited, the Registrant and
                 Lockheed Martin Corporation+
       2.3       Amendment to Merger Agreement***
       2.4       Amendment to Distribution Agreement***
       3.1       Memorandum of Association of Registrant+
       3.2       Form of Memorandum of Increase of Share Capital+
       3.3       Amended and Restated Bye-laws of Registrant***
         4       Rights Agreement+

EXHIBIT NUMBER                                         DESCRIPTION
- --------------   ---------------------------------------------------------------------------------------
      10.1       Tax Sharing Agreement***
      10.2       Shareholders Agreement between the Registrant and Loral Corporation***
      10.3       SS/L Stockholders Agreement+
      10.4       Lehman Stockholders Agreement***
      10.5       Amended and Restated Agreement of Limited Partnership of Globalstar, L.P.*
      10.6       Subscription Agreements by and between Globalstar, L.P. and each of Globalstar
                 Telecommunications Limited, AirTouch Communications, Alcatel Spacecom, Loral General
                 Partner, Inc., Hyundai/Dacom, Vodastar Limited, Loral/Qualcomm Satellite Services, L.P.
                 and Finmeccanica S.p.A.*
      10.7       Service provider agreements by and between Globalstar, L.P. and each of AirTouch
                 Satellite Services, Finmeccanica S.p.A., Loral General Partner, Inc., Loral/DASA
                 Globalstar, L.P., Hyundai/Dacom, TE.SA.M and Vodastar Limited*
      10.8       Development Agreement by and between QUALCOMM Incorporated and Globalstar, L.P.*
      10.9       Contract between Globalstar, L.P. and Space Systems/Loral, Inc.*
     10.10       Credit Agreement among Globalstar, L.P. and various banks and Loral Guarantee+
     10.11       Registrant's 1996 Stock Option Plan+
     10.12       Registrant's Common Stock Purchase Plan for Non-Employee Directors+
     10.13       Employment Agreement between the Registrant and Bernard L. Schwartz+
     10.14       Exchange Agreement among the Registrant, Lockheed Martin Corporation and Loral
                 Corporation***
     10.15       Amendment to Partnership Agreement of Globalstar, dated March 6, 1996***
     10.16       Amendment of Globalstar Credit Agreement***
     10.17       Lockheed Martin Guarantee***
        20       Documents or Statements to Shareholders**
        21       List of Subsidiaries of the Registrant***
        27       Financial Data Schedule***

- ---------------
  *Incorporated by reference to the Registration Statement on Form S-1 filed by Globalstar Telecommunications Limited (File No. 33-86808).

 **Incorporated by reference to Loral's Solicitation/Recommendation Statement on
   Schedule 14D-9 dated January 12, 1996.

***Filed herewith.

  +Incorporated by reference to the Registration Statement on Form 10 filed by the Company. (1-14180)

     (b) Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LORAL SPACE & COMMUNICATIONS LTD.

                                          By:         BERNARD L. SCHWARTZ

                                            ------------------------------------
                                                    Bernard L. Schwartz
                                                 (Chairman of the Board and
                                                  Chief Executive Officer)
                                                    Date: June 28, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURES                                   TITLE                        DATE
- ------------------------------------------  ---------------------------------------  --------------
           BERNARD L. SCHWARTZ              Chairman of the Board, Chief Executive    June 28, 1996
- ------------------------------------------  Officer and Director
           Bernard L. Schwartz

             HOWARD GITTIS                  Director                                  June 28, 1996
- ------------------------------------------
              Howard Gittis
                                            Director
- ------------------------------------------
             Robert B. Hodes
                                            Director
- ------------------------------------------
              Gershon Kekst

             CHARLES LAZARUS                Director                                  June 28, 1996
- ------------------------------------------
             Charles Lazarus
                                            Director
- ------------------------------------------
            Malvin A. Ruderman

            E. DONALD SHAPIRO               Director                                  June 28, 1996
- ------------------------------------------
            E. Donald Shapiro

             ARTHUR L. SIMON                Director                                  June 28, 1996
- ------------------------------------------
             Arthur L. Simon

          THOMAS J. STANTON JR.             Director                                  June 28, 1996
- ------------------------------------------
          Thomas J. Stanton Jr.

            DANIEL YANKELOVICH              Director                                  June 28, 1996
- ------------------------------------------
            Daniel Yankelovich

           MICHAEL P. DEBLASIO              Principal Financial Officer               June 28, 1996
- ------------------------------------------
           Michael P. DeBlasio

              HARVEY B. REIN                Principal Accounting Officer              June 27, 1996
- ------------------------------------------
              Harvey B. Rein

                         INDEX TO FINANCIAL STATEMENTS

Loral Space & Communications Ltd.
  Independent Auditors' Report........................................................  F-2
  Balance Sheet as of March 31, 1996..................................................  F-3
  Notes to Balance Sheet..............................................................  F-4
Loral Corporation -- Space & Communications Operations
  Annual Financial Statements:
     Independent Auditors' Report.....................................................  F-6
     Combined Balance Sheets as of March 31, 1996 and 1995............................  F-7
     Combined Statements of Operations and Invested Equity for the years ended March
      31, 1996, 1995 and 1994.........................................................  F-8
     Combined Statements of Cash Flows for the years ended March 31, 1996, 1995 and
      1994............................................................................  F-9
     Notes to Combined Financial Statements...........................................  F-10
Globalstar, L.P. (A development stage limited partnership)
  Annual Financial Statements:
     Independent Auditors' Report.....................................................  F-17
     Balance Sheets as of December 31, 1995 and 1994..................................  F-18
     Statements of Operations for the year ended December 31, 1993 and the period from
      January 1, 1994 to March 22, 1994 (pre-capital subscription periods); for the period March 23, 1994 (commencement of operations) to December 31, 1994, the year ended December 31, 1995 and cumulative.....................................  F-19
     Statements of Partners' Capital and Subscriptions Receivable for the period March
      23, 1994 (commencement of operations) to December 31, 1995......................  F-20
     Statements of Cash Flows for the period March 23, 1994 (commencement of operations) to December 31, 1994, the year ended December 31, 1995 and cumulative......................................................................  F-21
     Notes to Financial Statements....................................................  F-22
  Interim Financial Statements:
     Condensed Balance Sheets as of March 31, 1996 and December 31, 1995..............  F-32
     Condensed Statements of Operations for the three months ended March 31, 1996 and
      1995............................................................................  F-33
     Condensed Statements of Cash Flows for the three months ended March 31, 1996 and 1995.......................................................................  F-34
     Notes to Condensed Financial Statements..........................................  F-35
Space Systems/Loral, Inc.
  Annual Financial Statements:
     Independent Auditors' Report.....................................................  F-38
     Consolidated Balance Sheets as of March 31, 1996 and 1995........................  F-39
     Consolidated Statements of Income for the years ended March 31, 1996, 1995 and
      1994............................................................................  F-40
     Consolidated Statements of Shareholders' Equity for the years ended March 31,
      1996, 1995 and 1994.............................................................  F-41
     Consolidated Statements of Cash Flows for the years ended March 31, 1996, 1995 and 1994........................................................................  F-42
     Notes to Consolidated Financial Statements.......................................  F-43

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of Loral Space & Communications Ltd.:

     We have audited the accompanying balance sheet of Loral Space & Communications Ltd. (a Bermuda company) as of March 31, 1996. This balance sheet is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such balance sheet presents fairly, in all material respects, the financial position of Loral Space & Communications Ltd. as of March 31, 1996, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

New York, New York
June 27, 1996

                       LORAL SPACE & COMMUNICATIONS LTD.

                                 BALANCE SHEET
                                 MARCH 31, 1996
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                           ASSETS
Cash...................................................................................  $12
                                                                                         ---
          Total assets.................................................................  $12
                                                                                         ===
                                    SHAREHOLDER'S EQUITY
Commitments and contingencies (Note 3)
Shareholders' equity (Note 2):
  Series A convertible preferred stock, $.01 par value; 150,000,000 shares authorized and unissued......................................................................  $--
  Series B preferred Stock, $.01 par value; 750,000 shares authorized and unissued.....   --
  Common stock, $.01 par value; 750,000,000 shares authorized, 12,000 shares issued and
     outstanding.......................................................................   --
  Paid-in capital......................................................................   12
  Retained earnings....................................................................   --
                                                                                         ---
          Total shareholder's equity...................................................  $12
                                                                                         ===

                          See notes to balance sheet.

                       LORAL SPACE & COMMUNICATIONS LTD.

                             NOTES TO BALANCE SHEET

1.  FORMATION OF LORAL SPACE & COMMUNICATIONS LTD.

     Loral Space & Communications Ltd. ("Loral SpaceCom" or the "Company") manages and is the largest equity owner of both Globalstar, L.P. ("Globalstar") and Space Systems/Loral, Inc. ("SS/L") (together, the "Operating Affiliates"). The Company will also act as a Globalstar service provider in Canada, Brazil and Mexico, and is evaluating additional satellite-based service opportunities. Loral SpaceCom was formed to effectuate the distribution of Loral Corporation's ("Loral") space and telecommunications businesses (the "Distribution") to shareholders of Loral and holders of options to purchase Loral common stock pursuant to a merger agreement (the "Merger") dated January 7, 1996 between Loral and Lockheed Martin Corporation ("Lockheed Martin").

     The Distribution of approximately 183.6 million shares of Loral SpaceCom common stock was made on April 23, 1996 (the "Distribution Date"). In connection with the Distribution, Lockheed Martin contributed $612 million in cash to the Company. Of the amount contributed, $344 million represented the purchase of a 20% fully-diluted equity interest in the Company in the form of Loral SpaceCom Series A Convertible Preferred Stock. Such stock is subject to certain voting limitations, restrictions on transfer and standstill provisions. The Company has invested its $612 million in marketable securities pending investment in the Company's satellite telecommunications programs and opportunities. The Company also holds $102.5 million principal amount of Globalstar Telecommunications Limited ("GTL") 6 1/2% Convertible Preferred Equivalent Obligations and a minority non-controlling equity investment in K&F Industries, Inc. ("K&F").

     On January 12, 1996 Loral SpaceCom was incorporated as an exempted company under the Companies Act 1981 of Bermuda. As of March 31, 1996, the only transaction of Loral SpaceCom was the sale of 12,000 shares of common stock to Loral. Accordingly, no statement of operations or of cash flows have been presented. As a result of the Distribution, the financial statements of the space and communications operations of Loral (presented herein) will become the historical financial statements of the Company.

     The following unaudited pro forma condensed balance sheet information gives effect to the Distribution and the purchase of GTL's Convertible Preferred Obligations as if they had occurred as of March 31, 1996, and includes both the Space and Communications Operations of Loral as well as the transfer of other assets of Loral to Loral SpaceCom (in thousands):

        Cash and equivalents.............................................  $  612,286
        Investment in affiliates.........................................     341,697
        Total assets.....................................................   1,001,638
        Shareholders' equity.............................................     988,638

     The following unaudited pro forma statement of operations information gives effect to the Distribution as if it had occurred at the beginning of fiscal 1996, and includes both the Space and Communications Operations of Loral and estimated additional corporate expenses which would have been incurred on a stand-alone basis, however, in accordance with SEC regulations, no interest income has been reflected on the anticipated cash balances of the Company (in thousands):

        Management fee from affiliate.....................................  $  5,608
        Loss before income taxes and equity in net loss of affiliates.....    15,413
        Equity in net loss of affiliates..................................    16,936
        Net loss..........................................................    32,349

     The pro forma financial information has been prepared in accordance with SEC regulations and may not be indicative of the results of operations that actually would have occurred if the Distribution had been in effect on the dates indicated or results that may be obtained in the future.

2.  SHAREHOLDERS' EQUITY

     Loral SpaceCom has authorized 150,000,000 shares of Series A Convertible Preferred Stock and 750,000 shares of Series B Preferred Stock. Significant terms of the Series A include voting rights restricted to only selected matters such as merger, liquidation or sale of the company; a liquidation preference of $.01 per share prior to pro rata participation with the Common Stock; and the ability to convert to Common Stock upon the receipt of certain antitrust clearance or upon sales to an unaffiliated third party. The Series B Preferred Stock will, if issued, be junior to any other series of Preferred Stock which may be authorized and issued.

     Loral SpaceCom has reserved 12,000,000 shares of Common Stock for future grants of options to purchase shares of stock at fair market value as of the grant date.

3.  CREDIT GUARANTEE AND OTHER COMMITMENTS

     Under the Merger Agreement, Loral SpaceCom assumed certain commitments and contingencies associated with the Loral Corporation -- Space & Communications Operations, as described below.

     On December 15, 1995, Globalstar entered into a $250,000,000 credit agreement (the "Credit Agreement") with a group of banks. Following the consummation of the Merger, Lockheed Martin guaranteed $206.3 million of Globalstar's obligation under the Globalstar Credit Agreement, and SS/L and certain other Globalstar strategic partners guaranteed $11.7 million and $32 million, respectively, of Globalstar's obligation. In addition, Loral SpaceCom has agreed to indemnify Lockheed Martin for liability in excess of $150 million under Lockheed Martin's guarantee of the Globalstar Credit Agreement.

     In connection with such guarantees and indemnity of the Globalstar Credit Agreement, GTL issued to Loral SpaceCom, Lockheed Martin, SS/L and the other strategic partners participating in such guarantee or indemnity, warrants (the "GTL Guarantee Warrants") to purchase an aggregate of 4,185,318 shares of GTL common stock, of which Loral SpaceCom received a warrant to purchase 942,428 shares. The GTL Guarantee Warrants have an exercise price of $26.50, are subject to certain vesting requirements, expire on April 19, 2003, are not exercisable until six months after Globalstar commences initial operations unless accelerated at the sole discretion of the managing general partner of Globalstar and may not be transferred to third parties prior to such exercise date. In connection with the issuance of GTL Guarantee Warrants, GTL received (i) warrants to acquire 4,185,318 ordinary partnership interests in Globalstar plus
(ii) additional warrants (the "Additional Warrants") to purchase an additional 1,131,168 ordinary partnership interests, on terms and conditions generally similar to those of the GTL Guarantee Warrants. In addition, Globalstar has also agreed to pay Loral SpaceCom and the other guaranteeing partners a fee equal to 1.5% per annum of the average quarterly amount outstanding under the Globalstar Credit Agreement.

     Under a shareholders agreement among SS/L's equity investors, a change of control of Loral SpaceCom within the meaning of such agreement would provide each of SS/L's equity investors other than Loral SpaceCom (the "Alliance Partners") with the right to (i) put their equity interests back to SS/L at fair market value, or (ii) purchase a pro rata share of Loral SpaceCom's equity interest in SS/L for fair market value (subject to receiving certain authorizations including U.S. government approval). In the event that any of SS/L's Alliance Partners put their interests back to SS/L, Loral SpaceCom will acquire such interests.

     Certain partnerships affiliated with Lehman Brothers Inc. (the "Lehman Partnerships") hold Series S Preferred Stock of a Loral SpaceCom subsidiary. Each share of Series S Preferred Stock represents a beneficial interest in one share of common stock of SS/L. If the Lehman Partnerships continue to hold the Series S Preferred Stock after January 1, 1998, or after a change in control of Loral SpaceCom, they will have the right to request that the Company purchase their Series S Preferred Stock at fair market value. In such event, the Company may elect to purchase such Series S Preferred Stock at fair market value, or if the Company elects not to purchase the stock, the Lehman Partnerships may require the combined interests of the Company and the Lehman Partnerships in SS/L to be sold to a third party.

     The Company adopted a defined benefit pension plan to provide retirement benefits to eligible employees of the Company and its Operating Affiliates. The plan will receive the assets and assume the obligations of such employees currently held by other benefit plans of Loral.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of
  Directors of Loral Corporation:

     We have audited the accompanying combined balance sheets of the Space & Communications Operations of Loral Corporation as of March 31, 1996 and 1995, and the related combined statements of operations and invested equity and of cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of Loral Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Space & Communications Operations of Loral Corporation at March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

New York, New York
June 27, 1996

             LORAL CORPORATION -- SPACE & COMMUNICATIONS OPERATIONS

                            COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                MARCH 31,
                                                                           -------------------
                                                                             1996       1995
                                                                           --------   --------
                                            ASSETS
Investment in affiliates.................................................  $339,272   $250,977
Other assets.............................................................     9,800         --
Deferred income taxes....................................................     5,312        842
                                                                           --------   --------
          Total assets...................................................  $354,384   $251,819
                                                                           ========   ========
                               LIABILITIES AND INVESTED EQUITY
Commitments and contingencies (Note 7)
Invested equity..........................................................  $354,384   $251,819
                                                                           --------   --------
          Total liabilities and invested equity..........................  $354,384   $251,819
                                                                           ========   ========

                  See notes to combined financial statements.

             LORAL CORPORATION -- SPACE & COMMUNICATIONS OPERATIONS

             COMBINED STATEMENTS OF OPERATIONS AND INVESTED EQUITY
                                 (IN THOUSANDS)

                                                                 FOR THE YEARS ENDED MARCH 31,
                                                                 ------------------------------
                                                                   1996       1995       1994
                                                                 --------   --------   --------
Management fee from affiliate..................................  $  5,608   $  3,169   $  2,981
Allocated costs and expenses, net..............................    (3,021)    (3,202)    (2,583)
Gain on exchange of affiliate's debentures.....................               11,514
Allocated interest expense.....................................   (10,524)    (9,456)    (8,253)
                                                                 --------   --------   --------
Income (loss) before income taxes and equity in net income
  (loss)
  of affiliates................................................    (7,937)     2,025     (7,855)
Provision (benefit) for income taxes...........................    (2,780)       910     (2,987)
                                                                 --------   --------   --------
Income (loss) before equity in net income (loss) of
  affiliates...................................................    (5,157)     1,115     (4,868)
Equity in net income (loss) of affiliates......................    (8,628)    (8,988)     1,174
                                                                 --------   --------   --------
Net loss.......................................................   (13,785)    (7,873)    (3,694)
Invested equity -- beginning of year...........................   251,819    159,198    137,017
Advances from Loral Corporation................................   116,350    100,494     25,875
                                                                 --------   --------   --------
Invested equity -- end of year.................................  $354,384   $251,819   $159,198
                                                                 ========   ========   ========

                  See notes to combined financial statements.

             LORAL CORPORATION -- SPACE & COMMUNICATIONS OPERATIONS

                       COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE YEARS ENDED MARCH 31,
                                                            -----------------------------------
                                                              1996          1995         1994
                                                            ---------     --------     --------
Cash flows from operating activities:
  Net loss................................................  $ (13,785)    $ (7,873)    $ (3,694)
  Equity in net loss (income) of affiliates...............      8,628        8,988       (1,174)
  Tax benefit of Globalstar partnership losses............      8,308        7,083
  Deferred income taxes...................................     (4,470)      (5,123)       4,281
  Gain on exchange of affiliate's debentures..............                 (11,514)
                                                            ---------     --------     --------
Net cash used in operating activities.....................     (1,319)      (8,439)        (587)
                                                            ---------     --------     --------
Investing activities:
  Payment for Globalstar option territory.................     (9,800)
  Cash received on exchange of affiliate's debentures.....                  11,514
  Investment in affiliates................................   (105,231)    (103,569)     (25,288)
                                                            ---------     --------     --------
Net cash (used in) provided by investing activities.......   (115,031)     (92,055)     (25,288)
                                                            ---------     --------     --------
Financing activities:
  Advances from Loral Corporation.........................    116,350      100,494       25,875
                                                            ---------     --------     --------
Net cash provided by financing activities.................    116,350      100,494       25,875
                                                            ---------     --------     --------
Net change in cash........................................  $      --     $     --     $     --
                                                            =========     ========     ========

                  See notes to combined financial statements.

             LORAL CORPORATION -- SPACE & COMMUNICATIONS OPERATIONS

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.  FORMATION OF LORAL SPACE & COMMUNICATIONS LTD.

     Loral Space & Communications Ltd. ("Loral SpaceCom" or the "Company") manages and is the largest equity owner of both Globalstar, L.P. ("Globalstar") and Space Systems/Loral, Inc. ("SS/L") (together the "Operating Affiliates"). The Company will also act as a Globalstar service provider in Canada, Brazil and Mexico, and is evaluating additional satellite-based service opportunities. Loral SpaceCom was formed to effectuate the distribution of Loral Corporation's ("Loral") space and telecommunications businesses (the "Distribution") to shareholders of Loral and holders of options to purchase Loral common stock pursuant to a merger agreement (the "Merger") dated January 7, 1996 between Loral and Lockheed Martin Corporation ("Lockheed Martin").

     The Distribution of approximately 183.6 million shares of Loral SpaceCom common stock was made on April 23, 1996 (the "Distribution Date"). In connection with the Distribution, Lockheed Martin contributed $612 million in cash to the Company. Of the amount contributed, $344 million represented the purchase of a 20% fully-diluted equity interest in the Company in the form of Loral SpaceCom Series A Convertible Preferred Stock. Such stock is subject to certain voting limitations, restrictions on transfer and standstill provisions.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying combined financial statements reflect that portion of the space and communications assets and operations (the "Space & Communications Operations") included in Loral's historical financial statements that will be spun-off to Loral SpaceCom.

     Certain other non-operating assets of Loral were distributed to Loral SpaceCom on the Distribution Date. However, those assets, consisting of certain fixed assets and other miscellaneous assets, have not been included in the accompanying financial statements since those assets have been principally used in the Loral operations acquired by Lockheed Martin.

  Investment in Affiliates

     Investment in affiliates are accounted for using the equity method. Income and losses of the affiliates are recorded based on Loral's beneficial ownership interests. Intercompany profits arising from transactions between affiliates are eliminated to the extent of the Company's beneficial interests. Equity in losses of affiliates is not recognized after the carrying value has been reduced to zero, unless guarantees or other obligations exist.

  Allocation of Certain Expenses

     The Space & Communications Operations as presented herein, include allocations and estimates of certain expenses of Loral based upon estimates of actual services performed by Loral. The amount of corporate office expenses reflected in these financial statements have been estimated based primarily on the allocation methodology prescribed by government regulations pertaining to government contractors, which management of Loral believes to be a reasonable allocation method. However, the financial position and results of operations, as presented herein may not be the same as would have occurred had the Space & Communications Operations been an independent entity.

  Interest Expense

     Interest has been allocated to the Space & Communications Operations based upon Loral's historical weighted average debt cost applied to the average investment in affiliates for each period, which management

             LORAL CORPORATION -- SPACE & COMMUNICATIONS OPERATIONS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of Loral believes to be a reasonable allocation method. Interest related to the investment in Globalstar prior to the commencement of operations has been capitalized.

  Income Taxes

     The Space & Communications Operations are included in the consolidated U.S. Federal income tax return and certain combined and separate state and local income tax returns of Loral. However, for purposes of these financial statements, the provision (benefit) for income taxes is computed as if the Space and Communications Operations were a separate taxpayer; accordingly, the provision (benefit) for income taxes is based upon reported income (loss) before income taxes. Current income tax liabilities (benefits) are considered to have been paid (received) by Loral and are recorded through the invested equity account with Loral. Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying tax rates in effect at the end of each year.

3. INVESTMENT IN AFFILIATES

     Investment in affiliates is summarized as follows (in thousands):

                                                                            MARCH 31,
                                                                       -------------------
                                                                         1996       1995
                                                                       --------   --------
    SS/L.............................................................  $144,051   $140,007
    Globalstar.......................................................   195,221    110,970
    K&F..............................................................    22,937     24,290
    Deferred K&F gain................................................   (22,937)   (24,290)
                                                                       --------   --------
                                                                       $339,272   $250,977
                                                                       ========   ========

     Equity in net income (loss) of affiliates consists of (in thousands):

                                                                  YEARS ENDED MARCH 31,
                                                               ----------------------------
                                                                 1996       1995      1994
                                                               --------   --------   ------
    SS/L.....................................................  $  4,044   $  1,816   $1,174
    Globalstar...............................................   (20,980)   (17,887)
    Tax benefit of Globalstar partnership losses.............     8,308      7,083
                                                               --------   --------   ------
                                                               $ (8,628)  $ (8,988)  $1,174
                                                               ========   ========   ======

  GLOBALSTAR

     In March 1994, Loral and seven other partners made capital commitments totaling $275,000,000 to Globalstar, a limited partnership of which Loral is the managing general partner, which plans to design and

             LORAL CORPORATION -- SPACE & COMMUNICATIONS OPERATIONS

3.  INVESTMENT IN AFFILIATES (CONTINUED)
operate a worldwide satellite-based telecommunications system (the "Globalstar System"). On January 31, 1995, the U.S. Federal Communications Commission issued a license to construct, launch and operate the Globalstar System. The Globalstar System, consisting of 48 low-earth-orbit satellites and 8 in-orbit spares, will offer voice, data, paging and geolocation services to both handheld and fixed terminals. Loral as the managing general partner of Globalstar is entitled to receive a managing partner's allocation, upon commencement of commercial operations, determined in accordance with the partnership agreement.

     At March 31, 1994, Loral had an effective 42% equity interest in Globalstar and had a total capital commitment of $107,000,000, of which $25,288,000 had been funded. The remaining commitment was funded in two installments, in November 1994 and March 1995.

     At March 31, 1996 and 1995, Loral has a 32.3% interest in Globalstar. In fiscal 1995, Globalstar received $479,500,000 in equity from Loral and Globalstar's other partners including GTL, a public company that acts as a general partner of Globalstar. Loral has contributed $126,816,000 to Globalstar, including $32,316,000 for 1,674,400 shares of common stock of GTL. At March 31, 1996, the market value, based on the last reported sales price of Loral's GTL common shares was $88,743,200. As a result Loral has an effective ownership of 15,188,400 ordinary partnership interests of the total 47,000,000 Globalstar ordinary partnership interests outstanding. In March 1996, Loral purchased $100,000,000 principal amount of GTL 6 1/2% Convertible Preferred Equivalent Obligations for $97,000,000. The GTL Convertible Preferred Equivalent Obligations must be redeemed by GTL on March 1, 2006 and may be converted, at Loral's option, at any time into 1,538,461 shares of GTL common stock. At March 31, 1996, Loral's investment in Globalstar of $195,221,000 includes $10,272,000 of capitalized costs, principally interest, and is net of Loral's share of Globalstar's cumulative pre-tax losses of $38,867,000.

     In September 1995, Loral, in its capacity as managing general partner, granted certain directors and officers options to purchase 340,000 shares of the GTL Common Stock owned by Loral at a weighted average exercise price of $27.87 (such prices were greater than or equal to the market price at grant date). Such options are immediately exercisable, and expire 12 years from date of grant: no options were exercised or cancelled during the year.

     Globalstar has awarded SS/L the prime contract to design, construct and launch the satellite constellation. SS/L has awarded and expects to award subcontracts to third parties, including other investors in Globalstar, for substantial portions of its obligations under the contract. Through SS/L, Loral has an additional 1.4% indirect interest in Globalstar.

     The Globalstar System has an estimated total cost of $2.2 billion for capital expenditures, development costs and operating costs through the end of 1998, when full commercial service is scheduled to commence. Globalstar has obtained a total of $1.4 billion of financing through March 31, 1996, consisting of $480 million of equity, $310 million of vendor financing, a $250 million bank credit facility, commitments for $33 million of service provider advance payments, net proceeds of $290 million from the sale of GTL 6 1/2% Convertible Preferred Equivalent Obligations (the "Securities") and on April 3, 1996, an additional $9.7 million net proceeds from the additional sale of the Securities. Globalstar estimates that it will require an additional $414 million to complete its external financing requirements and that its remaining financing requirement will come from a combination of sources, including advance payments from service providers, anticipated payments associated with the sale of Globalstar Phones and gateways, placements of limited partnership interests with new and existing strategic investors and from net service revenues from initial operations.

             LORAL CORPORATION -- SPACE & COMMUNICATIONS OPERATIONS

3.  INVESTMENT IN AFFILIATES (CONTINUED)
  SS/L

     SS/L, a company owned by Loral and four international aerospace and communications companies (the "Alliance Partners"), designs and produces geosynchronous and low-earth orbit satellites and subsystems for communications, remote earth sensing and direct-to-home broadcast television. Loral, through its wholly owned subsidiaries Loral Aerospace Holdings, Inc. ("LAH") and Loral Aerospace Corp. ("Loral Aerospace"), owns 51% of the common stock of SS/L. Certain partnerships affiliated with Lehman Brothers Holdings Inc. (the "Lehman Partnerships") own 627.3 shares of LAH Series S Preferred Stock. Each share of Series S Preferred Stock represents a beneficial interest in one share of common stock of SS/L.

     Due to the LAH Series S Preferred Stock held by the Lehman Partnerships, Loral has an effective 32.7% economic interest in SS/L. Further, LAH and Loral Aerospace have agreed not to cause SS/L to take certain actions without the concurrence of three, or in some cases all, of the SS/L directors appointed by the four other equity investors. Accordingly, Loral accounts for its investment in SS/L under the equity method.

  K&F

     In 1989, Loral sold certain of its divisions to K&F for cash of $430,000,000 and a $30,000,000 14.75% pay-in-kind Subordinated Debenture due 2004 (the "Debenture"). K&F was formed specifically to effect the purchase of these divisions through the issuance of approximately $400,000,000 of debt, including the Debenture, and $65,000,000 of equity. Because K&F was highly-leveraged, uncertainties existed at the time regarding the ultimate collectibility of the Debenture and, accordingly, Loral deferred any gain recognition from the sale relating to the Debenture, as well as any pay-in-kind interest earned on the Debenture. In September 1994, the Debenture was exchanged for $11,514,000 in cash, net of expenses, and a 22.5% voting equity interest in K&F. The cash proceeds were recorded as a non-recurring gain representing the receipt of sale proceeds deferred in the 1989 transaction. The 22.5% voting equity interest was recorded at estimated fair value, determined by independent investment bankers engaged by the Loral Board of Directors. Based on the financial position of K&F at the time of the exchange, Loral has continued to record a deferred gain for the $25,000,000 estimated fair value of the stock received. Loral is using the equity method of accounting for its investment in K&F and accordingly, both the investment in K&F and the related deferred gain have been adjusted by Loral's share of net loss and amortization, over a 35 year period, of goodwill inherent in the fair value recorded. However, no equity income will be recognized until K&F has positive net worth. The Chairman of Loral is a principal shareholder of K&F and after the exchange owns approximately 27% of K&F. In addition, certain executive officers of Loral own rights to purchase approximately 4% of K&F's capital stock. Summarized financial information for K&F as of March 31, 1996 and 1995 and for the years then ended is as follows, respectively: Current assets $101,804,000 and $104,914,000; Noncurrent assets $313,233,000 and $324,160,000; Current liabilities $65,477,000 and $56,889,000; Long-term debt $294,000,000 and $310,000,000; Postretirement benefits other than pensions $75,390,000 and $77,717,000; Other noncurrent liabilities $20,871,000 and $19,216,000; Sales $264,736,000 and $238,756,000;
Cost of sales $180,435,000 and $164,697,000; and Net loss $1,406,000 and
$10,173,000.

4.  MANAGEMENT FEES AND ALLOCATION OF CORPORATE EXPENSES

     Pursuant to stockholder and partnership agreements, Loral is responsible for managing the operations of SS/L and Globalstar. Such agreements indicate the amounts that can be charged to Globalstar and SS/L in return for such services. In the case of Globalstar, Loral is entitled to receive a management fee upon commencement of commercial operations. In the case of SS/L, Loral can charge a management fee based on a formula related to sales and an allocation of certain overhead costs. The Chairman of Loral and certain of its executive officers receive compensation from K&F for rendering advisory services to K&F.

             LORAL CORPORATION -- SPACE & COMMUNICATIONS OPERATIONS

4.  MANAGEMENT FEES AND ALLOCATION OF CORPORATE EXPENSES (CONTINUED)
     The following summarizes the management fee and allocated costs and expenses, net reflected in the statement of operations (in thousands):

                                                                   YEARS ENDED MARCH 31,
                                                                ---------------------------
                                                                 1996      1995      1994
                                                                -------   -------   -------
    Management fee from affiliate.............................  $ 5,608   $ 3,169   $ 2,981
                                                                =======   =======   =======
    Allocated costs and expenses..............................  $ 6,448   $ 6,489   $ 6,095
    Allocated costs and expenses charged to affiliates........   (3,427)   (3,287)   (3,512)
                                                                -------   -------   -------
    Allocated costs and expenses, net.........................  $ 3,021   $ 3,202   $ 2,583
                                                                =======   =======   =======

5.  RELATED PARTY TRANSACTIONS

     In addition to the transactions described in Note 4, Loral has a number of other transactions with its affiliates. Loral believes that the arrangements are as favorable to Loral as could be obtained from unaffiliated parties. The following describes the related-party transactions included in the financial statements of the affiliates.

     Two of Loral's divisions have entered into contracts, totaling $28,744,000, to construct a portion of the Globalstar System. Sales to Globalstar for the years ended March 31, 1996 and 1995 were $8,182,000 and $7,429,000, respectively.

     LAH bills certain operational, executive, administrative, financial, legal and other services to SS/L and SS/L charges LAH certain overhead costs. Net costs billed to SS/L were $7,066,000, $8,518,000 and $5,934,000 in 1996, 1995 and 1994, respectively. In addition, Loral Corporation sells products to SS/L; net sales to SS/L were $27,132,000, $26,528,000 and $15,769,000 in 1996, 1995 and 1994, respectively. LAH and SS/L have a tax sharing agreement whereby certain tax liabilities and benefits are shared equitably.

     Loral and K&F have agreements covering various real property occupancy arrangements and agreements under which Loral and K&F provide certain services, such as benefits administration, treasury, accounting and legal services to each other. The charges for these services, as agreed to by Loral and K&F, are based upon the actual cost incurred in providing the services without a profit. These transactions between Loral and K&F were not significant.

6.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following (in thousands):

                                                                   YEARS ENDED MARCH 31,
                                                                ---------------------------
                                                                 1996      1995      1994
                                                                -------   -------   -------
    Current:
      U.S. Federal............................................  $(5,772)  $ 3,730   $(6,490)
      State and local.........................................     (660)      426      (778)
                                                                -------   -------   -------
                                                                 (6,432)    4,156    (7,268)
                                                                -------   -------   -------
    Deferred, principally U.S. Federal........................    3,652    (3,246)    4,281
                                                                -------   -------   -------
              Total provision (benefit) for income taxes......  $(2,780)  $   910   $(2,987)
                                                                =======   =======   =======

     The provision for income taxes excludes a current tax benefit of $186,000 and $5,206,000 for 1996 and 1995, respectively, and a deferred tax benefit of $8,122,000 and $1,877,000 for 1996 and 1995, respectively related to the Globalstar partnership loss which is included in equity in loss of affiliates.

             LORAL CORPORATION -- SPACE & COMMUNICATIONS OPERATIONS

6.  INCOME TAXES (CONTINUED)
     A reconciliation from the statutory U.S. Federal income tax rate to Loral SpaceCom's effective income tax rate follows (in thousands):

                                                                    YEARS ENDED MARCH 31,
                                                                  -------------------------
                                                                  1996      1995      1994
                                                                  -----     -----     -----
    Statutory U.S. Federal income tax rate......................  (35.0)%    35.0%    (35.0)%
    State and local income taxes, net of Federal income tax.....   (4.0)      4.0      (4.2)
    Undistributed income of affiliates..........................    4.0       7.0       1.2
    Other, net..................................................             (1.1)
                                                                  -----     -----     -----
    Effective income tax rate...................................  (35.0)%    44.9%    (38.0)%
                                                                  =====     =====     =====

     The deferred tax (asset) liability on the accompanying balance sheet arises from the tax effect of the temporary differences between the carrying amount of investment in affiliates for financial and income tax reporting.

7.  COMMITMENTS AND CONTINGENCIES

     Under a shareholders agreement among SS/L's equity investors (see Note 3), a change of control of Loral SpaceCom within the meaning of such agreement would provide each of SS/L's Alliance Partners with the right to (i) put their equity interests back to SS/L at fair market value, or (ii) purchase a pro rata share of Loral SpaceCom's equity interest in SS/L for fair market value (subject to receiving certain authorizations including U.S. government approval). While it is not certain that the change of control provisions are applicable, Loral and SS/L are seeking an amendment to the shareholders agreement to acknowledge the proposed transfer of Loral's interest in SS/L to Loral SpaceCom as contemplated by the Distribution Agreement and a waiver of such put and purchase option rights. In the event that any of SS/L's Alliance Partners put their interests back to SS/L, Loral SpaceCom will acquire such interests.

     In addition, if the Lehman Partnerships continue to hold LAH Series S Preferred Stock (see Note 3) after January 1, 1998, or after a change in control of Loral, they will have the right to request that Loral purchase their Series S Preferred Stock at fair market value. In such event, Loral may elect to purchase such Series S Preferred Stock at fair market value, or if Loral elects not to purchase the stock, the Lehman Partnerships may require the combined interests of Loral and the Lehman Partnerships in SS/L to be sold to a third party.

  Globalstar Credit Agreement

     On December 15, 1995, Globalstar entered into a $250,000,000 credit agreement (the "Credit Agreement") with a group of banks. Following the consummation of the Merger, Lockheed Martin guaranteed $206.3 million of Globalstar's obligation under the Globalstar Credit Agreement, and SS/L and certain other Globalstar strategic partners guaranteed $11.7 million and $32 million, respectively, of Globalstar's obligation. In addition, Loral SpaceCom has agreed to indemnify Lockheed Martin for liability in excess of $150 million under Lockheed Martin's guarantee of the Globalstar Credit Agreement.

     In connection with such guarantees and indemnity of the Globalstar Credit Agreement, GTL issued to Loral SpaceCom, Lockheed Martin, SS/L and the other strategic partners participating in such guarantee or indemnity, warrants (the "GTL Guarantee Warrants") to purchase an aggregate of 4,185,318 shares of GTL common stock, of which Loral SpaceCom received a warrant to purchase 942,428 shares. The GTL Guarantee Warrants have an exercise price of $26.50, are subject to certain vesting requirements, expire on April 19, 2003, are not exercisable until six months after Globalstar commences initial operations unless

             LORAL CORPORATION -- SPACE & COMMUNICATIONS OPERATIONS

7. COMMITMENTS AND CONTINGENCIES (CONTINUED) accelerated at the sole discretion of the managing general partner of Globalstar and may not be transferred to third parties prior to such exercise date. In connection with the issuance of the GTL Guarantee Warrants, GTL received (i) warrants to acquire 4,185,318 ordinary partnership interests in Globalstar plus
(ii) additional warrants (the "Additional Warrants") to purchase an additional 1,131,168 ordinary partnership interests, on terms and conditions generally similar to those of the GTL Guarantee Warrants. In addition, Globalstar has also agreed to pay to Loral SpaceCom and the other guaranteeing partners a fee equal to 1.5% per annum of the average quarterly amount outstanding under the Globalstar Credit Agreement.

                          INDEPENDENT AUDITORS' REPORT

To the Partners of Globalstar, L.P.:

     We have audited the accompanying balance sheets of Globalstar, L.P. (a development stage limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and subscriptions receivable and cash flows for the period from March 23, 1994 (commencement of operations) to December 31, 1994, the year ended December 31, 1995 and cumulative. We have also audited the accompanying statements of operations for the year ended December 31, 1993 and the period from January 1, 1994 to March 22, 1994 (pre-capital subscription period). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Globalstar, L.P. at December 31, 1995 and 1994, and the results of its operations and its cash flows for the periods stated above in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
San Jose, California
January 26, 1996
(March 6, 1996 as to Note 11)

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                          1995         1994
                                                                        --------     ---------
ASSETS
Current assets:
  Cash and cash equivalents...........................................  $ 71,602     $  73,560
  Other current assets................................................       506           190
                                                                         -------      --------
       Total current assets...........................................    72,108        73,750
Property and equipment, net...........................................     1,509         1,004
Globalstar System Under Construction:
  Space segment.......................................................   348,434        59,335
  Ground segment......................................................    51,823        12,661
                                                                         -------      --------
                                                                         400,257        71,996
Deferred FCC license costs............................................     7,056         4,521
Deferred financing costs..............................................    24,461            --
                                                                         -------      --------
       Total assets...................................................  $505,391     $ 151,271
                                                                         =======      ========
LIABILITIES and PARTNERS' CAPITAL
Current liabilities:
  Payable to affiliates...............................................  $ 49,639     $  34,987
  Accrued expenses....................................................     4,782         3,340
                                                                         -------      --------
       Total current liabilities......................................    54,421        38,327
Deferred revenues.....................................................    21,913            --
Vendor financing liability............................................    42,219            --
Commitments and contingencies (Notes 4,5,6,7,9 and 10)
Partners' Capital:
  General partners (28,000 interests outstanding at December 31, 1995
     and 18,000 interests outstanding at December 31, 1994)...........   173,118        26,487
  Limited partners (19,000 interests outstanding).....................   191,119       220,237
  Warrants............................................................    22,601            --
                                                                         -------      --------
                                                                         386,838       246,724
  Less subscriptions receivable.......................................        --      (133,780)
                                                                         -------      --------
       Total partners' capital........................................   386,838       112,944
                                                                         -------      --------
       Total liabilities and partners' capital........................  $505,391     $ 151,271
                                                                         =======      ========

                       See notes to financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                               YEAR ENDED DECEMBER 31, 1994
                                            ----------------------------------                          CUMULATIVE
                                                                 MARCH 23                             MARCH 23, 1994
                         PRE-CAPITAL SUBSCRIPTION PERIOD
                        ----------------------------------   (COMMENCEMENT OF                        (COMMENCEMENT OF
                           YEAR ENDED        JANUARY 1 TO     OPERATIONS) TO        YEAR ENDED        OPERATIONS) TO
                        DECEMBER 31, 1993   MARCH 22, 1994   DECEMBER 31, 1994   DECEMBER 31, 1995   DECEMBER 31, 1995
                        -----------------   --------------   -----------------   -----------------   -----------------
Operating expenses:
  Development costs...       $ 6,140            $4,057            $21,279             $62,854             $84,133
  Marketing, general
     and
     administrative...         5,370             2,815              6,748              17,372              24,120
                              ------           -------             ------              ------             -------
Total operating
  expenses............        11,510             6,872             28,027              80,226             108,253
Interest income.......            --                --              1,783              11,989              13,772
                              ------           -------             ------              ------             -------
Net loss..............       $11,510            $6,872            $26,244             $68,237             $94,481
                              ======           =======             ======              ======             =======

                       See notes to financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

          STATEMENTS OF PARTNERS' CAPITAL AND SUBSCRIPTIONS RECEIVABLE
                                 (IN THOUSANDS)

                               Partners' Capital

                                                   GENERAL      LIMITED
                                                   PARTNERS     PARTNERS     WARRANTS      TOTAL
                                                   --------     --------     --------     --------
Capital subscription, March 23, 1994
  (18,000 interests -- general partner, and
     18,000 interests -- limited partners).....    $ 50,000     $225,000                  $275,000
Cost of raising capital........................      (1,200)      (1,200)                   (2,400)
Net losses -- pre-capital subscription period:
  Year ended December 31, 1993.................      (5,755)      (5,755)                  (11,510)
  January 1, 1994 to March 22, 1994............      (3,436)      (3,436)                   (6,872)
Net loss -- March 23, 1994 (commencement of
  operations) to December 31, 1994.............     (13,122)     (13,122)                  (26,244)
Capital subscription, December 31, 1994
  (1,000 partnership interests -- limited
     partner)..................................          --       18,750                    18,750
                                                   --------     --------     --------     --------
Capital balances, December 31, 1994............      26,487      220,237                   246,724
Sale of interests to GTL, February 22,1995
  (10,000 general partnership interests).......     185,750           --                   185,750
Warrant agreement in connection with debt
  guarantee....................................          --           --     $ 22,601       22,601
Net loss -- Year ended December 31, 1995.......     (39,119)     (29,118)          --      (68,237)
                                                   --------     --------     --------     --------
Capital balances, December 31, 1995............    $173,118     $191,119     $ 22,601     $386,838
                                                   ========     ========      =======     ========

                            Subscriptions Receivable

Capital subscriptions:
  March 23, 1994...............................    $ 50,000     $225,000                  $275,000
  December 31, 1994............................          --       18,750                    18,750
                                                   --------     --------                  --------
  Total subscriptions..........................      50,000      243,750                   293,750
                                                   --------     --------                  --------
  Cash received................................     (23,691)    (124,970)                 (148,661)
  Credit for pre-capital subscription costs....     (11,309)          --                   (11,309)
                                                   --------     --------                  --------
                                                    (35,000)    (124,970)                 (159,970)
                                                   --------     --------                  --------
Subscriptions receivable, December 31, 1994....      15,000      118,780                   133,780
  Cash received................................     (15,000)    (118,780)                 (133,780)
                                                   --------     --------                  --------
Subscriptions receivable, December 31, 1995....    $     --     $     --                  $     --
                                                   ========     ========                  ========

                       See notes to financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                            MARCH 23, 1994
                                           (COMMENCEMENT OF                       CUMULATIVE MARCH 23, 1994
                                            OPERATIONS) TO                            (COMMENCEMENT OF
                                             DECEMBER 31,        YEAR ENDED            OPERATIONS) TO
                                                 1994         DECEMBER 31, 1995       DECEMBER 31, 1995
                                           ----------------   -----------------   -------------------------
Cash flows from operating activities:
  Net loss................................     $(26,244)          $ (68,237)              $ (94,481)
  Deferred revenues.......................           --              21,913                  21,913
  Depreciation and amortization...........          115                 398                     513
  Changes in operating assets and
     liabilities:
     Other current assets.................           --                (506)                   (506)
     Payable to affiliates................          637               5,722                   6,359
     Accrued expenses.....................        2,440               2,342                   4,782
                                               --------           ---------               ---------
Net cash used in operating activities.....      (23,052)            (38,368)                (61,420)
                                               --------           ---------               ---------
Investing activities:
  Globalstar system under construction....      (71,996)           (328,261)               (400,257)
  Payable to affiliates for Globalstar
     System under construction............       25,042               8,930                  33,972
  Vendor financing liability..............           --              42,219                  42,219
                                               --------           ---------               ---------
       Cash used for Globalstar System....      (46,954)           (277,112)               (324,066)
  Purchases of property and equipment.....       (1,119)               (888)                 (2,007)
  Deferred FCC license costs..............       (2,286)             (2,535)                 (4,821)
  Purchases of investments................           --            (126,923)               (126,923)
  Maturity of investments.................           --             126,923                 126,923
  Other current assets....................         (190)                190                      --
                                               --------           ---------               ---------
Net cash used in investing activities.....      (50,549)           (280,345)               (330,894)
                                               --------           ---------               ---------
Financing activities:
  Deferred line of credit fees............           --              (1,875)                 (1,875)
  Proceeds from capital subscriptions
     receivable...........................      148,661             133,780                 282,441
  Payment of accrued capital raising
     costs................................       (1,500)               (900)                 (2,400)
  Sale of partnership interests to
     Globalstar Telecommunications
     Limited..............................           --             185,750                 185,750
                                               --------           ---------               ---------
Net cash provided by financing
  activities..............................      147,161             316,755                 463,916
                                               --------           ---------               ---------
Net increase (decrease) in cash and cash
  equivalents.............................       73,560              (1,958)                 71,602
Cash and cash equivalents, beginning of
  period..................................           --              73,560                      --
                                               --------           ---------               ---------
Cash and cash equivalents, end of
  period..................................     $ 73,560           $  71,602               $  71,602
                                               ========           =========               =========
Noncash transactions:
  Payable to affiliates...................     $  9,308                                   $   9,308
                                               ========                                   =========
  Accrual of capital raising costs........     $  2,400                                   $   2,400
                                               ========                                   =========
  Deferred FCC license costs..............     $  2,235                                   $   2,235
                                               ========                                   =========
  Warrant agreement in connection with
     debt guarantee.......................                        $  22,601               $  22,601
                                                                  =========               =========

                       See notes to financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

     Globalstar, L.P. ("Globalstar" or the "Partnership"), a Delaware limited partnership with a December 31 fiscal year end, was formed in November 1993. It had no activities until March 23, 1994, when it received capital subscriptions for $275 million and commenced operations. The accompanying financial statements reflect the operations of the Partnership from that date. In addition, the statements of operations for the year ended December 31, 1993 and the period January 1, 1994 to March 22, 1994 (the "Pre-Capital Subscription Period") reflect certain costs incurred by Loral Corporation ("Loral") and QUALCOMM Incorporated ("Qualcomm") and reimbursed by Globalstar through a capital subscription credit or agreement for reimbursement, as described in Note 8, "Partners' Capital".

     The managing general partner of Globalstar is Loral/QUALCOMM Satellite Services, L.P. ("LQSS"). The general partner of LQSS is Loral/QUALCOMM Partnership, L.P. ("LQP"), a Delaware limited partnership comprised of subsidiaries of Loral and Qualcomm. The general partner of LQP is Loral General Partner, Inc. ("LGP"), a subsidiary of Loral (see Note 11 -- Subsequent Events).

     Globalstar was founded to design, construct and operate a worldwide, low-earth orbit ("LEO") satellite-based wireless digital telecommunications system (the "Globalstar System"). The Globalstar System's world-wide coverage is designed to enable its service providers to extend modern telecommunications services to significant numbers of people who currently lack basic telephone service and to enhance wireless communications in areas underserved or not served by existing or future cellular systems, providing a telecommunications solution in parts of the world where the build-out of terrestrial systems cannot be economically justified. On January 31, 1995, the U.S. Federal Communications Commission ("FCC") granted the necessary license to LQP to construct, launch and operate the Globalstar System. LQP has agreed to use such license for the exclusive benefit of Globalstar.

     On November 23, 1994, Globalstar Telecommunications Limited ("GTL") was incorporated as an exempted company under the Companies Act 1981 of Bermuda. GTL's sole business is acting as a general partner of Globalstar. On February 14, 1995, GTL completed an initial public offering of 10,000,000 shares of common stock, of which Loral purchased 1,674,400 shares, resulting in net proceeds of $185,750,000. Effective February 22, 1995, GTL purchased 10,000,000 partnership interests from Globalstar with the net proceeds of the initial public offering.

     The partners in Globalstar have the right to convert their partnership interests into shares of GTL on a one-for-one basis following the Full Coverage Date, as defined, of the Globalstar System and after at least two consecutive reported fiscal quarters of positive net income, subject to certain annual limitations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Development Stage Company

     The Partnership is devoting substantially all of its present efforts to the design, licensing, construction, and financing of the Globalstar System, and establishing its business. Its planned principal operations have not commenced. Accordingly, Globalstar is a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises."

     Globalstar may encounter problems, delays and expenses, many of which may be beyond Globalstar's control. These may include, but are not limited to, problems related to technical development of the system, testing, regulatory compliance, manufacturing and assembly, the competitive and regulatory environment in which Globalstar will operate, marketing problems and costs and expenses that may exceed current estimates. There can be no assurance that substantial delays in any of the foregoing matters would not delay Globalstar's achievement of profitable operations.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of expenses reported for the period. Actual results could differ from estimates.

  Net (Loss) Income Allocation

     Net losses of the Partnership are allocated among the partners in proportion to their percentage interests until the adjusted capital account of a partner is reduced to zero, then in proportion to, and to the extent of, positive adjusted capital account balances and then to the general partners.

     Net income of the Partnership is allocated among the partners in proportion to, and to the extent of, the distributions made to the partners from distributable cash flow for the period, as defined, then in proportion to and to the extent of negative adjusted capital account balances and then in accordance with percentage interests.

     Under the terms of the Partnership Agreement, adjusted partners' capital accounts are calculated in accordance with the principles of U.S. Treasury Regulations governing the allocation of taxable income and loss including adjustments to reflect the fair market value (including intangibles) of partnership assets upon certain capital transactions including a sale of partnership interests. Such adjustments are not permitted under generally accepted accounting principles and, accordingly, are not reflected in the accompanying financial statements.

  Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to eight years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements.

  Globalstar System Under Construction

     Globalstar System Under Construction expenditures include and will include progress payments and costs for the design, manufacture, test, launch and launch insurance for 48 low-earth orbit satellites, plus eight in-orbit spares (the "Space Segment"), and ground and satellite operations control centers, gateways and subscriber terminals (handsets) (the "Ground Segment").

     The Partnership intends to depreciate the Space Segment over 7 1/2 years and to capitalize costs of the Ground Segment over eight years as assets are placed in service. Service is currently anticipated to commence in 1998.

     Costs incurred related to the development of certain technologies, pursuant to a cost sharing arrangement included in Globalstar's contract with Qualcomm and for the engineering and development of subscriber terminals, are being charged to operations as incurred.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  Financing Costs and Interest

     Deferred financing costs represent costs incurred in obtaining a long-term credit facility and the estimated fair value of a warrant agreement in connection with a guarantee of this facility (see Note 6-Credit Facility). Such costs are being amortized over the term of the credit facility as interest.

     Interest costs incurred during the construction of the Globalstar System are capitalized. Total interest costs capitalized for the year ended December 31, 1995 was approximately $300,000. No interest was capitalized for the period ending December 31, 1994.

  FCC License Costs

     Expenditures, including license fees, legal fees and direct engineering and other technical support, for obtaining the required FCC licenses are capitalized and will be amortized over 7 1/2 years, the expected life of the first generation satellites.

  Deferred Revenues

     Advance payments from Globalstar strategic partners to secure exclusive rights to Globalstar service territories are deferred. These advance payments are recoverable by the service providers through credits against a portion of the service fees payable to Globalstar after the commencement of services.

  Vendor Financing

     Globalstar's Space Segment contract with Space Systems/Loral, Inc. ("SS/L") calls for a portion of the contract price to be deferred as vendor financing and repaid, over as long as a five-year period, commencing upon the initial service and full coverage dates of the Globalstar System. Amounts deferred as vendor financing are capitalized as costs of the Globalstar System Under Construction as incurred.

  Income Taxes

     Globalstar was organized as a Delaware limited partnership. As such, no income tax provision (benefit) is included in the accompanying financial statements since U.S. income taxes are the responsibility of its partners. Generally, taxable income (loss), deductions and credits of Globalstar will be passed proportionately through to its partners.

  Accounting Pronouncements

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which is required to be adopted by fiscal 1996. SFAS 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans, including stock arrangements by investors for the benefit of their investees. Under SFAS 123 Globalstar may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide pro forma disclosures of net income (loss) as if the accounting provisions of SFAS 123 had been adopted. Globalstar intends to elect to continue the intrinsic value method of accounting for stock based employee compensation plans and provide the required pro-forma disclosures; therefore such adoption will have no effect on Globalstar's operations. Globalstar accounts for equity transactions with non-employees under SFAS 123.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

3. PROPERTY AND EQUIPMENT

                                                                           DECEMBER 31,
                                                                         -----------------
                                                                          1995       1994
                                                                         ------     ------
                                                                          (IN THOUSANDS)
    Property and equipment consists of:
      Leasehold improvements...........................................  $  401     $  396
      Furniture and office equipment...................................   1,606        723
                                                                         ------     ------
                                                                          2,007      1,119
      Accumulated depreciation and amortization........................    (498)      (115)
                                                                         ------     ------
                                                                         $1,509     $1,004
                                                                         ======     ======

     Depreciation and amortization expense for the year ended December 31, 1995, and for the period March 23 to December 31, 1994, was $383,000 and $115,000, respectively.

4. GLOBALSTAR SYSTEM UNDER CONSTRUCTION

  The Space Segment

     Globalstar has entered into a contract with SS/L, an affiliate of Loral and a limited partner of LQSS, to design, manufacture, test and launch its satellite constellation. The price of the contract consists of three parts, the first for non-recurring work at a price not to exceed $115.7 million, the second for recurring work at a fixed price of $15.6 million per satellite (including certain performance incentives of up to approximately $1.9 million per satellite) and the third for launch services and insurance. The total contract price reflects certain scope of work claims negotiated with SS/L during 1995.

     Under the contract, SS/L will design, build and launch Globalstar's 56 satellites. SS/L has agreed to obtain launch vehicles and arrange for the launch of Globalstar's satellites on Globalstar's behalf at an estimated total cost of $302 million for all 56 satellites, and obtain insurance to cover the replacement cost of satellites or launch vehicles lost in the event of a launch failure for an estimated cost of $92 million. In certain circumstances these amounts are subject to equitable adjustment in light of future market conditions, which may, in turn, be influenced by international political developments. Any change in such assumptions may result in an increase in the costs paid by Globalstar, which may be substantial. Termination by Globalstar of this contract would result in termination fees, which may be substantial.

     SS/L has entered into subcontracts with certain of Globalstar's direct or indirect limited partners. The design and manufacture of the payload modules will be performed by Alcatel Espace at a fixed price of approximately $208 million, subject to certain adjustments. Fixed price subcontracts in the amounts of $202 million, $178 million and $41 million have also been awarded to Alenia Spazio S.p.A., Daimler-Benz Aerospace AG and Aerospatiale, respectively. Globalstar, SS/L and Hyundai Electronics Industries Co. Ltd. ("Hyundai") have entered into a subcontract providing work for Hyundai in an amount of approximately $44 million. Globalstar and SS/L have further agreed to support Hyundai in its efforts as a satellite vendor, including providing training and transferring certain technology know-how to Hyundai for compensation to be agreed upon among the parties.

  The Ground Segment

     Globalstar has entered into a contract with Qualcomm providing for the design, development, manufacture, installation, testing and maintenance of four gateways, two ground operations control centers and 100 pre-production subscriber terminals. A portion of the ground operations control center software is being developed by Globalstar. The contract provides for reimbursement to Qualcomm for contract costs incurred

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

4. GLOBALSTAR SYSTEM UNDER CONSTRUCTION (CONTINUED) such as labor, material, travel, license fees, royalties and general and administrative expenses, plus a 12% fee thereon. The contract also includes a cost sharing arrangement for certain technologies being developed by Qualcomm. As of December 31, 1995, Globalstar estimates that payments under the contract will total approximately $309 million. Termination by Globalstar of its contract with Qualcomm would result in termination fees, which may be substantial.

     A letter agreement among Qualcomm, Globalstar and Hyundai grants to Hyundai an option to become a licensee authorized to manufacture and sell Globalstar subscriber terminals to service providers. Should Hyundai choose to exercise this option, it would, for a five year period following Globalstar's In-Service date, be the exclusive licensee authorized to manufacture and sell subscriber terminals in South and North Korea.

     Globalstar will receive from Qualcomm or its licensee(s) a payment of approximately $400,000 for each installed gateway sold to a Globalstar service provider. In addition, Globalstar will receive a payment of up to $10 on each Globalstar subscriber terminal sold, until Globalstar's funding of that design has been recovered.

     Globalstar has entered into an agreement with a subsidiary of Loral for the development and delivery of two satellite operations control centers and 33 telemetry and command units for the Globalstar System. The maximum contract price is $25.1 million and provides for reimbursement to the Loral subsidiary for contract costs incurred such as labor, materials, travel, license fees, royalties and general and administrative expenses. The Loral subsidiary will receive a 12% fee under the contract, 6% of which is payable at the time the costs are incurred, with the remainder payable upon achievement of certain milestones. Globalstar will own any intellectual property produced under the contract.

  Total System Cost

     At December 31, 1995, Globalstar has estimated the cost for the design, construction and deployment of the Globalstar System, excluding working capital, cash interest on anticipated borrowings and operating expenses to be approximately $1.8 billion. Actual amounts may vary from this estimate and additional funds would be required in the event of unforeseen delays, cost overruns, launch failures or other technological risks or adverse regulatory developments, or to meet unanticipated expenses.

     Additional funds to complete the Globalstar System are expected to be obtained through a combination of debt issuance, which may include an equity component, projected service provider payments, projected net service revenues from initial operations, anticipated payments received from the sale of gateways and Globalstar subscriber terminals and placements of limited partnership interests with new and existing strategic investors. Although Globalstar believes it will be able to obtain this additional financing, there can be no assurance that the financing will be available on favorable terms or on a timely basis, if at all.

5. VENDOR FINANCING LIABILITY

     Globalstar's space segment contract with SS/L calls for approximately $310 million of the contract price to be deferred as vendor financing. Of the $310 million, $90 million is interest bearing at the 30-day LIBOR rate plus 3% per annum. The remaining $220 million of vendor financing is non-interest bearing. Globalstar will repay the non-interest bearing portions as follows: $49 million following the launch and acceptance of 24 or more satellites (the "Preliminary Constellation"), $61 million upon the launch and acceptance of 48 or more satellites (the "Full Constellation"), and the remainder in equal installments over the five-year period following acceptance of the Preliminary and Full Constellations. Payment of the $90 million interest bearing vendor financing will be deferred until December 31, 1998 or the Full Constellation Date, whichever is earlier. Thereafter, interest and principal will be repaid in twenty equal quarterly installments over the next five years.

     At December 31, 1995, approximately $21.5 million of the vendor financing liability is interest bearing.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

6. CREDIT FACILITY

     On December 15, 1995, Globalstar entered into a $250 million credit agreement (the "Credit Agreement") with a group of banks, which was guaranteed by Loral (see Note 11 -- Globalstar Credit Agreement). The Credit Agreement provides that Globalstar may select loan arrangements at varying interest rates, including the Eurodollar rate plus 5/8%. Globalstar pays a commitment fee on the unused portion. The Credit Agreement contains covenants requiring Globalstar to meet certain financial ratios including minimum net worth of $200 million and limits additional indebtedness and the payment of cash dividends. The Credit Agreement expires on December 15, 2000.

     In exchange for the guarantee, Globalstar and GTL entered into an agreement to issue warrants to Loral to purchase an effective 8% interest in Globalstar on a fully diluted basis. Subject to the approval of GTL's shareholders, warrants to purchase 4,185,318 shares of GTL common stock at $26.50 per share will be issued to Loral. Proceeds received by GTL for warrants exercised will in turn be used to purchase Globalstar partnership interests under a one-for-one exchange arrangement. Upon such shareholder approval, GTL will be issued warrants to purchase an additional 1,131,168 general partnership interests in Globalstar (representing an approximate 2% equity interest in Globalstar). If GTL shareholder approval is not obtained, Globalstar will issue to Loral warrants to purchase 4,086,957 partnership interests and no Globalstar warrants will be issued to GTL. The warrants are subject to a vesting schedule, with 50% of the warrants vesting on the date that loans are first made by the banks pursuant to the Credit Agreement (the "Funding Date"), an additional 25% vesting on the first anniversary of the Funding Date and the remaining 25% vesting on the second anniversary of the Funding Date. Notwithstanding the foregoing, if the Globalstar Credit Agreement shall not be in effect on any vesting date, the warrants which would have otherwise vested on such date will be deemed to be cancelled. The warrants may not be exercised until six months after Globalstar commences initial operations and may not be transferred to third parties until such exercise date. The estimated fair value of the warrant agreement with Loral in exchange for its guarantee has been recorded as a deferred financing cost in the accompanying financial statements. Globalstar has also agreed to pay Loral a fee equal to 1.5% per annum of the average amount outstanding guaranteed under the bank financing. Such fee will be deferred and will be paid with interest commencing 90 days after the expiration of the bank financing. It is expected that Globalstar's other strategic partners will assume a portion of the guarantee; in such case, rights to a proportionate amount of the warrants and fees will also be transferred. In addition, as a result of the Merger Agreement (see Note 11 -- Subsequent Events), Globalstar is seeking an amendment to the Credit Agreement. If such amendment is not obtained and the Credit Agreement is cancelled, all warrants issued and issuable will be cancelled.

7. COMMITMENTS

     The following is a schedule by years of future minimum lease payments (in thousands) required under an operating lease that has an initial lease term in excess of one year.

                1996................................................  $  869
                1997................................................     891
                1998................................................     914
                1999................................................     936
                2000................................................     633
                                                                      ------
                Total minimum payments required.....................  $4,243
                                                                      ======

     Rent expense for the year ended December 31, 1995, and the period March 23 to December 31, 1994, was approximately $934,000 (including $650,000 paid to Loral subsidiaries), and $373,000 (including $275,000 paid to Loral subsidiaries), respectively.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

8.  PARTNERS' CAPITAL

  Initial Capital Subscriptions

     Prior to the commencement of Globalstar's operations on March 23, 1994, Loral and Qualcomm undertook independent efforts at their own risk to explore the feasibility of a Globalstar-type system. Efforts to develop the Globalstar System were formalized with the initial funding of Globalstar on March 23, 1994 through capital subscriptions of $50,000,000 for 18,000,000 general partner interests and $225,000,000 for an aggregate of 18,000,000 limited partner interests. In connection with the initial capital subscriptions, the partners of Globalstar agreed to reimburse Loral and Qualcomm for certain expenditures totaling $18,382,000, incurred related to such efforts from January 1, 1993 through March 22, 1994. These expenditures included development costs and marketing, general and administrative expenses related to the Globalstar System. The statements of operations include the costs for these periods under the heading Pre-Capital Subscription Period.

     In addition, costs of $2,235,000 were incurred in connection with the FCC license application. The aggregate expenditures by Loral and Qualcomm of $20,617,000 were reimbursed through a credit of $11,309,000 issued to the general partner as a reduction of its required capital subscription payment and an agreement to repay Qualcomm $9,308,000 over a one-year period ($2,499,000 of which remained outstanding at December 31, 1994). The reimbursed expenses of $18,382,000 have been charged to partners' capital as of the date of the capital subscription agreement and allocated to the partners' capital accounts in accordance with the partnership agreement. The $2,235,000 of costs relating to the FCC license application are included in the Partnership's balance sheet.

  Stock Option Arrangements

     Officers and employees of Globalstar are eligible to participate in GTL's 1994 Stock Option Plan (the "Plan"), which provides for nonqualified and incentive stock options. The plan is administered by a stock option committee (the "Committee"), appointed by the Board of Directors of GTL. The Committee determines the option price (provided that in no event shall such option price be less than the fair market value of the shares of common stock as of the date such option is granted), the option's exercise date and the expiration date of each option (provided no option shall be exercisable after the expiration of ten years from the date of grant). Proceeds received by GTL for options exercised will in turn be used to purchase Globalstar partnership interests under a one-for-one exchange arrangement.

     In September 1995, options to purchase 110,400 shares of GTL Common Stock were granted under the Plan at an exercise price of $16.625. No options were exercised or cancelled during the year. The options generally expire ten years from the date of grant and become exercisable over the period stated in each option, generally ratably over a five-year period. All options granted during the year were non-qualified stock options. As of December 31, 1995, 139,600 shares of common stock were available for future grant under the Plan.

     In September 1995, Loral, in its capacity as managing general partner, granted certain directors and officers options to purchase 340,000 shares of the GTL Common Stock owned by Loral at a weighted average exercise price of $27.87 (such prices were greater than or equal to the market price at grant date). Such options are immediately exercisable, and expire 12 years from date of grant; no options were exercised or cancelled during the year.

9. RELATED PARTY TRANSACTIONS

     In addition to the transactions described in Notes 4, 5, 6, 7 and 8, Globalstar has a number of other transactions with its affiliates. Globalstar believes that the arrangements are as favorable to Globalstar as could be obtained from unaffiliated parties. The following describes these related-party transactions.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

9. RELATED PARTY TRANSACTIONS (CONTINUED)
     Globalstar has granted to SS/L an irrevocable, royalty-free, non-exclusive license to use certain intellectual property expressly developed in connection with the SS/L agreement provided that SS/L will not use, or permit others to use, such license for the purpose of engaging in any business activity that would be in material competition with Globalstar. Globalstar has similarly agreed that it will not license such intellectual property if it will be used for the purpose of designing or building satellites that would be in competition with SS/L.

     Globalstar has granted to Qualcomm an irrevocable, non-exclusive, worldwide perpetual license to intellectual property owned by Globalstar in the Ground Segment and developed pursuant to the Qualcomm agreement. Qualcomm may, pursuant to such grant, use the intellectual property for applications other than the Globalstar System provided that Qualcomm may not for a period of three years after its withdrawal as a strategic partner or prior to the third anniversary of the Full Constellation Date, whichever is earlier, engage in any business activity that would be in competition with the Globalstar System. The grant of intellectual property to Qualcomm described above is generally royalty free. Under certain specified circumstances, however, Qualcomm will be required to pay a 3% royalty fee on such intellectual property.

     A support agreement was entered into among Qualcomm, Loral and Globalstar pursuant to which Qualcomm agreed to (i) assist Globalstar and SS/L with Globalstar's system design, (ii) support Globalstar and Loral with respect to various regulatory matters, including the FCC application and (iii) assist Globalstar and Loral in their marketing efforts with respect to Globalstar. For the year ended December 31, 1995, and for the period March 23 through December 31, 1994, Qualcomm has received approximately $2,712,000 and $2,431,000, respectively, for costs incurred in rendering such support and assistance.

     Certain of Globalstar's limited partners have signed agreements granting them the right to provide Globalstar System services to users in specific countries on an exclusive basis, as long as specified minimum levels of subscribers are met. These service providers will receive certain discounts from Globalstar's expected pricing schedule generally over a five-year period.

     Globalstar has entered into consulting agreements with certain limited partners. Costs incurred under these arrangements for the year ended December 31, 1995, and for the period March 23 through December 31, 1994, were $1,411,000 and $471,000, respectively. Globalstar anticipates that similar agreements may be entered into with other strategic partners in the future.

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                  1995          1994
                                                                 -------       -------
                                                                    (IN THOUSANDS)
        Current payable to affiliates consisted of:
        SS/L...................................................  $26,126       $22,046
        Qualcomm...............................................   21,443        11,795
        Other Loral affiliates.................................    2,070         1,146
                                                                 -------       -------
        Total..................................................  $49,639       $34,987
                                                                 =======       =======

     Commencing after the initiation of Globalstar services, LQP, the general partner of LQSS, will be paid an annual management fee equal to 2.5% of Globalstar's revenues up to $500 million plus 3.5% of revenues in excess of $500 million. Should Globalstar incur a net loss in any year following commencement of services, the management fee for that year will be reduced by 50% and LQP will reimburse Globalstar for management fee payments, if any, received in any prior quarter of such year, sufficient to reduce its management fee for the year to 50%. No management fees have been paid to date.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

9. RELATED PARTY TRANSACTIONS (CONTINUED)
     Globalstar employees are eligible to participate in the employee benefit plans of a Loral subsidiary. Globalstar is charged for the actual costs of these benefits which for the period March 23 through December 31, 1994, amounted to $321,000, including $55,000 relating to pensions and retiree health care and life insurance benefits. The costs incurred for the year ended December 31, 1995 amounted to $710,000, including $121,000 relating to pensions and retiree health care and life insurance benefits. Globalstar employees are eligible to participate in a defined benefit pension plan with voluntary contributions if they are over 21 years old and have one year of service. Benefits are generally based on participants' compensation, years of service and voluntary contributions. Globalstar employees are also eligible for retiree health care and life insurance benefits upon retirement from active service with at least 10 years of service. These benefits are funded primarily on a pay-as-you-go basis with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions.

     Globalstar leases its facility from a Loral subsidiary under an operating lease requiring monthly payments of approximately $72,000. The lease expires in August 2000; however Globalstar has the option to renew the lease for two additional five-year periods.

10. REGULATORY MATTERS

     Globalstar and its operations are, and will be, subject to substantial U.S. and international regulation, including required regulatory approvals in each country in which Globalstar intends to provide service. Globalstar's business may be significantly affected by regulatory activities.

11. SUBSEQUENT EVENTS

  Merger Agreement

     On January 7, 1996, Loral and Lockheed Martin Corporation ("Lockheed Martin") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") among Loral, Lockheed Martin and LAC Acquisition Corporation ("LAC"), a wholly owned subsidiary of Lockheed Martin, providing for the transactions that will result in the defense electronics and systems integration businesses of Loral becoming a subsidiary of Lockheed Martin. Concurrently with the execution of the Merger Agreement, Loral, certain wholly-owned subsidiaries of Loral and Lockheed Martin, entered into the Restructuring, Financing and Distribution Agreement (the "Distribution Agreement"), which provides, among other things, for (i) the transfer of Loral's space and communications businesses, including its direct and indirect interests in Globalstar, GTL, SS/L and other affiliated businesses, as well as certain other assets, to Loral Space & Communications Ltd., a Bermuda company ("Loral SpaceCom"), (ii) the distribution of all of the shares of Loral SpaceCom common stock to holders of Loral common stock and persons entitled to acquire shares of Loral common stock on a one-for-one basis (the "Spin-Off") each as of a record date (the "Spin-Off Record Date") to be declared by the Board of Directors of Loral and to be a date on or immediately prior to the consummation of the tender offer, and (iii) the contribution by Lockheed Martin of $712,400,000, subject to reduction, to Loral SpaceCom on or before the closing of the Merger, of which $344,000,000 represents payment for preferred stock, convertible into a 20% equity interest in Loral SpaceCom, to be retained by Lockheed Martin following the Spin-Off and the Merger. The contribution from Lockheed Martin is subject to reduction for capital contributions by Loral to its space and communications businesses. On March 6, 1996, Loral purchased $100,000,000 principal amount of GTL's 6 1/2% Convertible Preferred Equivalent Obligations for $97,000,000 in cash (see below).

     Under the terms of the Merger Agreement, LAC commenced a cash tender offer on January 12, 1996 for all outstanding shares of common stock, par value $.25 per share, of Loral at a price of $38.00 per share.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

11. SUBSEQUENT EVENTS (CONTINUED)
Consummation of the tender offer is subject to, among other things, at least two-thirds of the shares of Loral common stock, determined on a fully-diluted basis, being validly tendered and not withdrawn prior to the expiration of the tender offer, applicable regulatory approvals and the occurrence of the Spin-Off Record Date.

  Globalstar Credit Agreement

     Under the terms of the Merger Agreement, Lockheed Martin agreed to assume the obligations of Loral as a guarantor under the Credit Agreement (see Note
6 -- Credit Facility). Loral has agreed to assume approximately $88,600,000 of this guarantee obligation and SS/L and certain other Globalstar strategic partners have agreed to assume approximately $11,700,000 and $49,700,000 thereof, respectively. In return for providing the guarantee, the guarantors will share proportionately in the warrants. Globalstar is seeking an amendment to the Credit Agreement to permit the transactions contemplated in the Merger Agreement and Distribution Agreement and believes that it will receive satisfactory consents from the bank syndicate prior to the Distribution. However, failure to obtain such consents would result in an event of default at the time these transactions occur.

  Sale of GTL Convertible Preferred Equivalent Obligations

     On March 6, 1996, GTL issued Convertible Preferred Equivalent Obligations (the "Securities") with a face value totaling $300,000,000 in a private placement of which $100,000,000 principal amount was purchased by Loral at a cost of $97,000,000. The Securities are subordinated to existing and future debt obligations of GTL, are convertible into 4,615,385 shares of GTL Common Stock at a conversion price of $65.00 per share, bear interest at 6 1/2% per annum payable quarterly, are redeemable (at a premium which declines over time) by GTL beginning in 2000 (or beginning in 1997 if GTL's stock price exceeds certain defined price ranges), and, if still outstanding, must be redeemed by GTL on March 1, 2006. Interest and redemption payments may be made by GTL in cash or shares of stock (see below). In the event of a change in control of GTL (as defined in the Securities agreement), holders may elect to convert their Securities into shares of GTL Common Stock based on the then average market price of GTL's stock, subject to GTL's option to redeem such obligations. GTL has agreed to file a Registration Statement with the U.S. Securities and Exchange Commission covering the Securities within 120 days.

     The net proceeds of $290,000,000 from the issuance of the Securities were used by GTL to purchase 4,615,385 Preferred Partnership Interests in Globalstar. These Preferred Partnership Interests will convert to ordinary partnership interests on a one-for-one basis upon any conversion of the Securities, will pay a quarterly preferred distribution to GTL of 6 1/2% per annum, will be allocated losses of the partnership only after all adjusted capital accounts of the ordinary partnership interests have been reduced to zero, and are redeemable on terms comparable to the Securities. Globalstar may elect to make the quarterly preferred distribution to GTL in cash or general partnership interests. If such distribution is made in cash, GTL must make its interest payment on the Securities in Cash. Globalstar may elect to defer payment of the preferred distribution; in such case, GTL may also elect to defer interest payment on the Securities, however, holders of the Securities are entitled to certain representation rights on the General Partners' Committee of Globalstar in the event six consecutive interest payments are deferred.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                            CONDENSED BALANCE SHEETS
                (In thousands, except partnership interest data)



                                                                      MARCH 31,       DECEMBER 31,
                                                                         1996             1995
                                                                     ------------     ------------
                                                                     (Unaudited)         (Note)
ASSETS
  Current assets:
     Cash and cash equivalents.....................................    $247,108         $ 71,602
     Other current assets..........................................       3,230              506
                                                                     ------------     ------------
          Total current assets.....................................     250,338           72,108
  Property and equipment, net......................................       1,597            1,509
  Globalstar System Under Construction:
     Space segment.................................................     441,345          348,434
     Ground segment................................................      67,477           51,823
                                                                     ------------     ------------
                                                                        508,822          400,257
  Deferred FCC license costs.......................................       7,632            7,056
  Deferred financing costs.........................................      23,285           24,461
                                                                     ------------     ------------
          Total assets.............................................    $791,674         $505,391
                                                                     ============     ============
LIABILITIES AND PARTNERS' CAPITAL
  Current liabilities:
     Payable to affiliates.........................................    $ 36,961         $ 49,639
     Accrued expenses..............................................       6,591            4,782
                                                                     ------------     ------------
          Total current liabilities................................      43,552           54,421
  Deferred revenues................................................      23,652           21,913
  Vendor financing liability.......................................      61,584           42,219
  Commitments and contingencies (Note 4)
  Partners' capital:
     Redeemable preferred partnership interests
       (4,615,385 outstanding at March 31, 1996)...................     291,424               --
     Ordinary partnership interests (47,000,000 outstanding).......     348,861          364,237
     Warrants......................................................      22,601           22,601
                                                                     ------------     ------------
          Total partners' capital..................................     662,886          386,838
                                                                     ------------     ------------
          Total liabilities and partners' capital..................    $791,674         $505,391
                                                                     ============     ============

    Note: The December 31, 1995 balance sheet has been derived from audited financial statements at that date.

                  See notes to condensed financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                  (Unaudited)

                                                                                          CUMULATIVE
                                                                                        MARCH 23, 1994
                                                                                       (COMMENCEMENT OF
                                             THREE MONTHS ENDED   THREE MONTHS ENDED    OPERATIONS) TO
                                               MARCH 31, 1996       MARCH 31, 1995      MARCH 31, 1996
                                             ------------------   ------------------   ----------------
Operating expenses:
  Development costs........................       $ 11,377             $ 16,198            $ 95,510
  Marketing, general and administrative....          4,024                3,197              28,144
                                                   -------              -------            --------
Total operating expenses...................         15,401               19,395             123,654
Interest income............................          1,449                2,159              15,221
                                                   -------              -------            --------
Net loss...................................         13,952               17,236             108,433
                                                   -------              -------            --------
Preferred distribution and related increase
  on redeemable preferred partnership
  interests................................          1,424                   --               1,424
                                                   -------              -------            --------
Net loss applicable to ordinary partnership
  interests................................       $ 15,376             $ 17,236            $109,857
                                                   =======              =======            ========

                  See notes to condensed financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                          CUMULATIVE
                                                                                        MARCH 23, 1994
                                                                                       (COMMENCEMENT OF
                                             THREE MONTHS ENDED   THREE MONTHS ENDED    OPERATIONS) TO
                                               MARCH 31, 1996       MARCH 31, 1995      MARCH 31, 1996
                                             ------------------   ------------------   ----------------
Cash flows from operating activities:
  Net loss..................................     $  (13,952)          $  (17,236)         $ (108,433)
  Deferred revenues.........................          1,739                   --              23,652
  Depreciation and amortization.............          1,568                   73               2,081
Changes in operating assets and liabilities:
  Other current assets......................         (2,724)                (985)             (3,230)
  Payable to affiliates.....................         (4,225)               6,476               2,134
  Accrued expenses..........................          1,809                  294               6,591
                                                  ---------            ---------           ---------
Net cash used in operating activities.......        (15,785)             (11,378)            (77,205)
                                                  ---------            ---------           ---------
Investing activities:
  Globalstar System Under Construction......       (108,565)             (42,511)           (508,822)
  Payable to affiliates for Globalstar
     System Under Construction..............         (8,453)              (2,340)             25,519
  Vendor financing liability................         19,365                   --              61,584
                                                  ---------            ---------           ---------
     Cash used for Globalstar System........        (97,653)             (44,851)           (421,719)
  Purchases of property and equipment.......           (230)                 (73)             (2,237)
  Deferred FCC license costs................           (576)                (539)             (5,397)
  Purchases of investments..................             --             (127,734)           (126,923)
  Maturity of investments...................             --                   --             126,923
  Other current assets......................             --                  190                  --
                                                  ---------            ---------           ---------
Net cash used in investing activities.......        (98,459)            (173,007)           (429,353)
                                                  ---------            ---------           ---------
Financing activities:
  Deferred financing costs..................           (250)                  --              (2,125)
  Proceeds of capital subscriptions
     receivable.............................             --              131,980             282,441
  Payment of accrued capital raising
     costs..................................             --                   --              (2,400)
  Sale of partnership interests to
     Globalstar Telecommunications
     Limited................................             --              185,750             185,750
  Sale of redeemable preferred partnership
     interests..............................        290,000                   --             290,000
                                                  ---------            ---------           ---------
Net cash provided by financing activities...        289,750              317,730             753,666
                                                  ---------            ---------           ---------
Net increase in cash and cash equivalents...        175,506              133,345             247,108
Cash and cash equivalents, beginning of
  period....................................         71,602               73,560                  --
                                                  ---------            ---------           ---------
Cash and cash equivalents, end of period....     $  247,108           $  206,905          $  247,108
                                                  =========            =========           =========
Noncash transactions:
  Payable to affiliates.....................                                              $    9,308
                                                                                           =========
  Accrual of capital raising costs..........                                              $    2,400
                                                                                           =========
  Deferred FCC license costs................                                              $    2,235
                                                                                           =========
  Warrants issued in exchange for debt
     guarantee..............................                                              $   22,601
                                                                                           =========

                  See notes to condensed financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed financial statements have been prepared by Globalstar, L.P. ("Globalstar") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of Globalstar, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. Globalstar believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the annual report of Globalstar Telecommunications Limited (the "Company" or "GTL").

2. ORGANIZATION AND BUSINESS

     Globalstar, founded by Loral Corporation ("Loral") and QUALCOMM Incorporated ("Qualcomm"), is building, and is preparing to launch and operate a worldwide, low-earth orbit satellite-based wireless digital telecommunications system (the "Globalstar System").

     Globalstar, a Delaware limited partnership with a December 31 fiscal year end, was formed in November 1993. It had no activities until March 23, 1994, when it received capital subscriptions for $275 million and commenced operations. The accompanying financial statements reflect the operations of Globalstar from that date.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Development Stage Company

     Globalstar is devoting substantially all of its present efforts to the design, licensing, construction, testing and financing of the Globalstar System, and establishing its business. Its planned principal operations have not commenced. Accordingly, Globalstar is a development stage company as defined in Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises".

     Globalstar may encounter problems, delays and expenses, many of which may be beyond Globalstar's control. These may include, but are not limited to, problems related to technical development of the system, testing, regulatory compliance, manufacturing and assembly, the competitive and regulatory environment in which Globalstar will operate, marketing problems and costs and expenses that may exceed current estimates. There can be no assurance that substantial delays in any of the foregoing matters would not delay Globalstar's achievement of profitable operations.

 Preferred Partnership Distribution

     Distributions accrue on the Redeemable Preferred Partnership Interests at
6 1/2% per annum, in addition Globalstar is increasing the carrying value to its ultimate redeemable value. The distributions are recorded as reductions against the ordinary partnership capital accounts.

4. GLOBALSTAR SYSTEM UNDER CONSTRUCTION

  The Space Segment

     Globalstar has entered into a contract with Space Systems/Loral, Inc. ("SS/L"), an affiliate of Loral and a limited partner of Loral/Qualcomm Satellite Services, L.P., the managing general partner of Globalstar, to design, manufacture, test and launch its 56 satellite constellation. The price of the contract consists of three parts, the first for non-recurring work at a price not to exceed $115.7 million, the second for recurring work at a fixed price of $15.6 million per satellite (including certain performance incentives of up to approximately

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

4. GLOBALSTAR SYSTEM UNDER CONSTRUCTION -- (CONTINUED)
$1.9 million per satellite) and the third for launch services and insurance. The total contract price reflects certain scope of work claims negotiated with SS/L during 1995. Termination by Globalstar of this contract would result in termination fees, which may be substantial.

     SS/L has agreed to obtain launch vehicles and arrange for the launch of Globalstar's satellites on Globalstar's behalf at an estimated total cost of $302 million for all 56 satellites, and obtain insurance to cover the replacement cost of satellites or launch vehicles lost in the event of a launch failure for an estimated cost of $92 million. In certain circumstances these amounts are subject to equitable adjustment in light of future market conditions, which may, in turn, be influenced by international political developments. Any change in such assumptions may result in an increase in the costs paid by Globalstar, which may be substantial. SS/L has entered into subcontracts with certain of Globalstar's limited partners or affiliates thereof. The design and manufacture of the payload modules will be performed by Alcatel Espace at a fixed price of approximately $208 million, subject to certain adjustments. Fixed price subcontracts in the amounts of $202 million, $178 million and $41 million have also been awarded to Alenia Spazio S.p.A., Daimler-Benz Aerospace AG and Aerospatiale, respectively. Globalstar, SS/L and Hyundai Electronics Industries Co. Ltd. ("Hyundai") have entered into a subcontract providing work for Hyundai in an amount of approximately $44 million. Globalstar and SS/L have further agreed to support Hyundai in its efforts as a satellite vendor, including providing training and transferring certain technology know-how to Hyundai for compensation to be agreed upon among the parties.

     Globalstar's space segment contract with SS/L calls for a portion of the contract price to be deferred as vendor financing and repaid over as long as a five-year period, commencing upon the initial service and full coverage dates of the Globalstar satellite constellations. Globalstar has agreements for approximately $310 million of vendor financing from SS/L and its subcontractors, $90 million of which is interest bearing.

  The Ground Segment

     Globalstar has entered into a contract with Qualcomm providing for the design, development, manufacture, installation, testing and maintenance of four gateways, two ground operations control centers and 100 pre-production subscriber terminals. The contract provides for reimbursement to Qualcomm, subject to a cap for certain joint development efforts, for contract costs incurred, plus a 12% fee thereon and is currently estimated to total $350 million. The contract also includes a cost sharing arrangement for certain technologies being developed by Qualcomm. Termination by Globalstar of its contract with Qualcomm would result in delays and termination fees, which may be substantial. A portion of the ground operations control center software is being developed by Globalstar.

     A letter agreement among Qualcomm, Globalstar and Hyundai grants to Hyundai an option to become a licensee authorized to manufacture and sell Globalstar subscriber terminals to service providers. Should Hyundai choose to exercise this option, it would, for a five year period following Globalstar's In-Service date, be the exclusive licensee authorized to manufacture and sell subscriber terminals in South and North Korea.

     Globalstar will receive from Qualcomm or its licensee(s) a payment of approximately $400,000 for each installed gateway sold to a Globalstar service provider. In addition, Globalstar will receive a payment of up to $10 on each Globalstar subscriber terminal sold, until Globalstar's funding of that design has been recovered.

     Globalstar has entered into an agreement with a subsidiary of Loral for the development and delivery of two satellite operations control centers and 33 telemetry and command units for the Globalstar System. The maximum contract price is $25.1 million and provides for reimbursement to the Loral subsidiary for contract costs incurred such as labor, materials, travel, license fees, royalties and general and administrative expenses. The Loral subsidiary will receive a 12% fee under the contract, 6% of which is payable at the time the costs are

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

4. GLOBALSTAR SYSTEM UNDER CONSTRUCTION -- (CONTINUED) incurred, with the remainder payable upon achievement of certain milestones. Globalstar will own any intellectual property produced under the contract.

 Total System Cost

     At March 31, 1996, Globalstar had estimated the cost for the design, construction and deployment of the Globalstar System, excluding working capital, cash interest on anticipated borrowings and operating expenses to be approximately $1.8 billion. Actual amounts may vary from this estimate and additional funds would be required in the event of unforeseen delays, cost overruns, launch failures or other technological risks or adverse regulatory developments, or to meet unanticipated expenses.

     Additional funds to complete the Globalstar System are expected to be obtained through a combination of debt issuance, which may include an equity component, projected service provider payments, projected net service revenues from initial operations, anticipated payments received from the sale of gateways and Globalstar subscriber terminals and placements of limited partnership interests with new and existing strategic investors. Although Globalstar believes it will be able to obtain this additional financing, there can be no assurance that the financing will be available on favorable terms or on a timely basis, if at all.

5. PARTNERS' CAPITAL

  Sale of Redeemable Preferred Partnership Interests

     On March 6, 1996, GTL purchased 4,615,385 Redeemable Preferred Partnership Interests ("RPPIs") in Globalstar with the net proceeds of GTL's sale of Convertible Preferred Equivalent Obligations (the "Securities") in the amount of $290,000,000. The RPPIs will convert to ordinary general partnership interests on a one-for-one basis upon any conversion of the Securities, will pay a quarterly preferred distribution to GTL of 6 1/2% per annum, will be allocated losses of the partnership only after all adjusted capital accounts of the ordinary partnership interests have been reduced to zero, and are redeemable on terms comparable to the Securities. If still outstanding, the RPPIs must be redeemed by Globalstar on March 1, 2006 for the aggregate amount of $300,000,000, plus all unpaid distributions. Globalstar may elect to make the quarterly preferred distribution to GTL in cash or general partnership interests. If such distribution is made in cash, GTL must make its interest payment on the Securities in cash. Globalstar may elect to defer payment of the preferred distribution; in such case, GTL may also elect to defer interest payment on the Securities, however, holders of the Securities are entitled to certain representation rights on the General Partners' Committee of Globalstar in the event six consecutive interest payments are deferred.

6. SUBSEQUENT EVENTS

  Sale of Redeemable Preferred Partnership Interests

     On April 3, 1996, GTL purchased an additional 153,846 RPPIs in Globalstar with the net proceeds from the additional sale of the Securities in the amount of $9,700,000. All obligations and rights are consistent with the original offering, see Note 5 -- Partners' Capital.

  Effective Date of the Merger

     On April 23, 1996, the merger between Loral and Lockheed Martin Corporation was completed. In conjunction with the merger, Loral's space and communications businesses, including its direct and indirect interests in Globalstar, GTL, SS/L and other affiliated businesses, as well as certain other assets, have been transferred to Loral Space & Communications Ltd., a Bermuda corporation.

                          INDEPENDENT AUDITORS' REPORT

Space Systems/Loral, Inc.:

     We have audited the accompanying consolidated balance sheets of Space Systems/Loral, Inc. and its subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Space Systems/Loral, Inc. and its subsidiaries at March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.

San Jose, California
April 29, 1996

                           SPACE SYSTEMS/LORAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               MARCH 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
ASSETS
Current assets:
  Cash and cash equivalents............................................  $126,863     $ 52,222
  Contracts in process, net............................................   251,271      203,406
  Inventories..........................................................    36,582        9,853
  Deposits and other current assets....................................    11,698       20,129
                                                                         --------     --------
     Total current assets..............................................   426,414      285,610
Property, plant and equipment..........................................   269,532      247,851
Less accumulated depreciation and amortization.........................   111,293       90,530
                                                                         --------     --------
                                                                          158,239      157,321
Cost in excess of net assets acquired, less amortization...............   232,662      239,406
Long-term receivables..................................................    63,127       52,900
Investments............................................................     6,284        7,837
Prepaid pension costs and other assets.................................    21,951       23,401
                                                                         --------     --------
                                                                         $908,677     $766,475
                                                                         ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................  $132,640     $ 63,344
  Accrued payroll......................................................    24,157       17,812
  Customer advances....................................................   126,318      115,950
  Income taxes payable.................................................     3,529           87
  Deferred income taxes................................................    45,364       50,280
  Other current liabilities............................................     7,227        6,860
                                                                         --------     --------
     Total current liabilities.........................................   339,235      254,333
Long-term debt.........................................................    65,052       34,040
Deferred income taxes..................................................    20,944        6,335
Postretirement and other liabilities...................................    33,463       34,000
Minority interest in ISTI..............................................     2,115        2,266
Commitments and contingencies (Note 8)
Shareholders' equity:
  Preferred stock, $.10 par value; 100,000 authorized and unissued
     shares............................................................        --           --
  Common stock, $.10 par value; 100,000 shares authorized, 4,000 shares
     issued and outstanding............................................   466,668      466,668
  Accumulated deficit..................................................   (18,800)     (31,167)
                                                                         --------     --------
     Total shareholders' equity........................................   447,868      435,501
                                                                         --------     --------
                                                                         $908,677     $766,475
                                                                         ========     ========

                See notes to consolidated financial statements.

                           SPACE SYSTEMS/LORAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                               FOR THE YEARS ENDED MARCH 31,
                                                            ------------------------------------
                                                               1996          1995         1994
                                                            ----------     --------     --------
Revenues from contracts...................................  $1,121,619     $633,717     $596,267
Contract costs............................................   1,087,213      605,932      571,303
                                                            ----------     --------     --------
Gross profit..............................................      34,406       27,785       24,964
Amortization of cost in excess of net assets acquired.....       6,744        6,744        6,744
Management fee............................................       5,608        3,169        2,981
                                                            ----------     --------     --------
Operating income..........................................      22,054       17,872       15,239
Interest income...........................................       9,652        4,538        1,962
Interest expense..........................................       3,301        3,214        3,396
                                                            ----------     --------     --------
Income before income taxes, minority interest and equity
  in net loss of affiliate................................      28,405       19,196       13,805
Provision for income taxes................................      15,180       11,946       10,458
                                                            ----------     --------     --------
Income before minority interest and equity in net loss of
  affiliate...............................................      13,225        7,250        3,347
Minority interest in losses of ISTI.......................         151          360          244
Equity in net loss of affiliate...........................      (1,009)      (2,056)
                                                            ----------     --------     --------
Net income................................................  $   12,367     $  5,554     $  3,591
                                                            ==========     ========     ========

                See notes to consolidated financial statements.

                           SPACE SYSTEMS/LORAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      COMMON STOCK
                                                   -------------------
                                                   SHARES                  ACCUMULATED
                                                   ISSUED      AMOUNT        DEFICIT        TOTAL
                                                   ------     --------     -----------     --------
Balance March 31, 1993...........................  4,000      $466,668      $ (40,312)     $426,356
Net income.......................................                               3,591         3,591
                                                   -----      --------       --------      --------
Balance March 31, 1994...........................  4,000       466,668        (36,721)      429,947
Net income.......................................                               5,554         5,554
                                                   -----      --------       --------      --------
Balance March 31, 1995...........................  4,000       466,668        (31,167)      435,501
Net income.......................................                              12,367        12,367
                                                   -----      --------       --------      --------
Balance March 31, 1996...........................  4,000      $466,668      $ (18,800)     $447,868
                                                   =====      ========       ========      ========

                See notes to consolidated financial statements.

                           SPACE SYSTEMS/LORAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED MARCH 31,
                                                           ------------------------------------
                                                             1996         1995          1994
                                                           --------     ---------     ---------
Cash flows from operating activities:
  Net income.............................................  $ 12,367     $   5,554     $   3,591
  Depreciation and amortization..........................    29,993        29,468        28,393
  Deferred income taxes..................................    10,237        11,507         9,270
  Minority interest in losses of ISTI....................      (151)         (360)         (244)
  Equity in net loss of LQSS.............................     1,009         2,056
  Changes in operating assets and liabilities:
     Contracts in process, including long-term
       receivables.......................................   (58,092)        2,293       (84,430)
     Inventories.........................................   (26,729)        9,919           (48)
     Deposits and other current assets...................     8,431       (13,359)       (3,846)
     Prepaid pension cost and other assets...............     1,450         2,687        (1,160)
     Accounts payable and other current liabilities......    79,450        27,539         2,199
     Customer advances...................................    10,368        39,685        66,115
     Postretirement and other liabilities................      (537)       (1,150)         (533)
                                                           --------     ---------     ---------
Net cash provided by operating activities................    67,796       115,839        19,307
                                                           --------     ---------     ---------
Investing activities:
  Capital expenditures...................................   (24,167)      (23,386)      (22,569)
  Investment in LQSS.....................................                  (3,600)       (2,400)
  Investment in Orion....................................                  (5,000)
                                                           --------     ---------     ---------
                                                            (24,167)      (31,986)      (24,969)
                                                           --------     ---------     ---------
Financing activities:
  Proceeds from borrowings...............................   100,740       151,791       364,249
  Repayment of debt......................................   (69,728)     (210,000)     (345,000)
  Sale of minority interest in ISTI......................                                 2,870
                                                           --------     ---------     ---------
                                                             31,012       (58,209)       22,119
                                                           --------     ---------     ---------
Net increase in cash and cash equivalents................    74,641        25,644        16,457
Cash and cash equivalents, beginning of year.............    52,222        26,578        10,121
                                                           --------     ---------     ---------
Cash and cash equivalents, end of year...................  $126,863     $  52,222     $  26,578
                                                           ========     =========     =========
Supplemental information:
  Interest paid during the year, net of amounts
     capitalized.........................................  $  2,440     $   2,099     $   2,813
                                                           ========     =========     =========
  Income taxes paid during the year......................  $  1,501           439            --
                                                           ========     =========     =========

                See notes to consolidated financial statements.

                           SPACE SYSTEMS/LORAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation:

     Space Systems/Loral, Inc. ("SS/L"), a corporate joint venture owned by Loral Corporation ("Loral") (see Note 11) and four international aerospace and communications companies (the "Alliance Partners"), designs and produces geosynchronous and low-earth orbit satellites and subsystems for communications, remote earth sensing and direct-to-home broadcast television. Loral, through its wholly owned subsidiaries Loral Aerospace Holdings, Inc. ("LAH") and Loral Aerospace Corp. ("Loral Aerospace"), owns 51% of the common stock of SS/L. Certain partnerships affiliated with Lehman Brothers Holdings Inc. (the "Lehman Partnerships") own 627.3 shares of LAH Series S Preferred Stock. Each share of Series S Preferred Stock represents a beneficial interest in one share of common stock of SS/L. Due to the LAH Series S Preferred Stock held by the Lehman Partnerships, Loral has an effective 32.7% economic interest in SS/L. SS/L operates under various agreements which specify actions which can be taken by it or its equity investors. The consolidated financial statements include the accounts of SS/L, its wholly owned foreign sales corporation subsidiary, and International Space Technology, Inc. ("ISTI"), a partially owned, corporate joint venture. Investments in partnerships are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated.

  Use of Estimates in Preparation of Financial Statements:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of expenses reported for the period. Actual results could differ from estimates.

  Cash and Cash Equivalents:

     Cash equivalents consist of money market investments with an original maturity of less than 90 days.

  Financial Instruments:

     SS/L's financial instruments consist of cash equivalents, foreign exchange contracts, contracts-in-process, long-term receivables and long-term debt. Except as discussed in Note 4, SS/L believes that the carrying value of its financial instruments approximates fair value.

  Concentration of Credit Risk and Major Customers:

     Financial instruments which potentially subject SS/L to concentrations of credit risk consist principally of cash and cash equivalents, foreign exchange contracts (See Note 4) and contracts in process and long-term receivables ("Contract Receivables"). SS/L's cash and cash equivalents are maintained with high-credit-quality financial institutions. SS/L's customers are U.S. and foreign governments and large multinational corporations. The credit worthiness of such institutions is generally substantial and management believes that its credit evaluation, approval and monitoring processes mitigate potential credit risks. SS/L generally obtains insurance to mitigate collection risk associated with the in-orbit delivery of satellites.

     Sales to the U.S. government represented 10%, 23% and 23% of revenues from contracts for the years ended March 31, 1996, 1995 and 1994, respectively. Sales to foreign customers, primarily in Asia, represented 27%, 15% and 31% of revenues from contracts for the years ended March 31, 1996, 1995 and 1994, respectively. In 1996, two commercial customers represented 30% and 13% of revenues from contracts. In 1995, four commercial customers represented 23%, 20%, 15% and 13% of revenues from contracts. Two commercial customers represented 35% and 29% of revenues from contracts in 1994.

                           SPACE SYSTEMS/LORAL, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
  Inventories:

     Inventories consist principally of high reliability parts and are valued at the lower of cost or market. Cost is determined using the first-in-first-out
(FIFO) or average cost method.

  Revenue Recognition:

     Revenue under long-term fixed-price contracts is recognized using the cost-to-cost percentage-of-completion method. Contract revenue includes estimated orbital incentives discounted to present value at the launch date. Contract costs include the development effort required for the production of high-technology satellites, non-recurring engineering and design efforts in early periods of contract performance, as well as the cost of qualification testing requirements.

     Revenue under cost-reimbursable type contracts is recognized as costs are incurred; incentive fees are estimated and recognized over the contract term.

     A significant portion of SS/L's revenue is associated with long-term contracts in which there are inherent risks. These risks include forecasting costs and schedules, contract revenue related to contract performance (including orbital incentives), the potential for component obsolescence in connection with long-term procurements and other factors characteristic of the industry.

     Contracts with the U.S. government are subject to termination by the U.S. government for convenience or for default. Other government contract risks include dependence on future appropriations and administrative allotment of funds and changes in government policies. Costs incurred under U.S. government contracts are subject to audit. Management believes the results of such audits will not have a material effect on SS/L's financial position or results of operations.

     Losses on contracts are recognized when determined. Revisions in profit estimates are reflected in the period in which the conditions that require the revision become known and are estimable.

     In accordance with industry practice, contracts-in-process include unbilled amounts relating to contracts and programs with long production cycles, a portion of which may not be billable within one year.

  Property, Plant and Equipment:

     Property, plant and equipment are stated at cost. Generally, when assets are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in the results of operations. Depreciation is provided using predominantly accelerated methods over the estimated useful lives of the related assets (buildings and improvements 20 to 45 years; all other assets 2 to 10 years). Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements.

  Foreign Exchange Contracts:

     SS/L enters into foreign exchange contracts as hedges against exchange rate fluctuations of future accounts receivable and accounts payable denominated in foreign currencies. Realized and unrealized gains and losses on foreign exchange contracts designated as hedges are deferred and recognized over the lives of the related contracts in process.

                           SPACE SYSTEMS/LORAL, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
  Cost in Excess of Net Assets Acquired:

     Cost in excess of the fair value of net assets acquired is being amortized over 40 years using the straight-line method. Accumulated amortization was $36,825,000 and $30,081,000 at March 31, 1996 and 1995, respectively.

     The carrying amount of Cost in Excess of Net Assets Acquired is evaluated on a recurring basis. Current and future profitability as well as current and future undiscounted cash flows, excluding financing costs, are primary indicators of recoverability. For the three years ended March 31, 1996, there was no adjustment to the carrying amount of the Cost in Excess of Net Assets Acquired resulting from these evaluations.

  Accounting Pronouncements:

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which is required to be adopted by fiscal 1997. SFAS 121 establishes the accounting standards for the impairment of long-lived assets, certain intangible assets and cost in excess of net assets acquired to be held and used, and for long-lived assets and certain intangible assets to be disposed of. SS/L does not expect the adoption of SFAS 121 to have a material impact on its financial position or results of operations.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which is required to be adopted by fiscal 1997. SFAS 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans, including stock arrangements by investors for the benefit of their investees. Under SFAS 123, SS/L may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide pro forma disclosures of net income as if the accounting provisions of SFAS 123 had been adopted. SS/L intends to elect to continue the intrinsic value method of accounting for stock based employee compensation plans and provide the required pro forma disclosures; therefore such adoption will have no effect on SS/L's operations.

2.  CONTRACTS-IN-PROCESS:

                                                                           MARCH 31,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    U.S government contracts:
      Amounts billed...............................................  $ 11,374     $  8,319
      Unbilled contract receivables................................    12,927       15,562
                                                                     --------     --------
                                                                       24,301       23,881
                                                                     --------     --------
    Commercial contracts:
      Amounts billed...............................................   122,313       35,217
      Unbilled contract receivables................................   104,657      144,308
                                                                     --------     --------
                                                                      226,970      179,525
                                                                     --------     --------
                                                                     $251,271     $203,406
                                                                     ========     ========

                           SPACE SYSTEMS/LORAL, INC.

2.  CONTRACTS-IN-PROCESS: (CONTINUED)
     Unbilled amounts include recoverable costs and accrued profit on progress completed which has not been billed. Such amounts are billed upon shipment of the product, achievement of contractual milestones, or completion of the contract and are reclassified to billed receivables.

     Payment terms and conditions vary between contracts, however, SS/L generally requires, for commercial contracts, advance deposits equal to varying percentages of the total contract amount.

     Billed receivables relating to long-term contracts shown above are expected to be collected within one year. Upon launch of a satellite, SS/L reclassifies the orbital component of unbilled receivables to long term. During the years ended March 31, 1996 and 1995, $10,227,000 and $41,973,000, respectively, were reclassified to long-term receivables. Unbilled receivables include $5,871,000 of orbital receivables expected to be collected in fiscal 1997. Long-term receivable balances related to satellite orbitals at March 31, 1996 are scheduled to be received as follows (in thousands):

        1998......................................................  $  7,863
        1999......................................................     7,817
        2000......................................................     7,194
        2001......................................................     7,080
        Thereafter................................................    33,173
                                                                      ------
                                                                    $ 63,127
                                                                      ======

     Selling, general and administrative expenses for the years ended March 31, 1996, 1995 and 1994 were $40,273,000, $31,163,000 and $26,398,000 and include independent research and development costs of $11,171,000, $9,471,000 and $6,697,000, respectively.

3.  PROPERTY, PLANT AND EQUIPMENT:

                                                                           MARCH 31,
                                                                     ----------------------
                                                                       1996         1995
                                                                     ---------    ---------
                                                                         (IN THOUSANDS)
    Land...........................................................  $  22,300    $  22,300
    Buildings and improvements.....................................     58,721       57,331
    Machinery, equipment, furniture and fixtures...................    167,406      151,389
    Leasehold improvements.........................................      5,317        5,133
    Construction-in-process........................................     15,788       11,698
                                                                      --------     --------
                                                                     $ 269,532    $ 247,851
                                                                      ========     ========

     Depreciation and amortization expense was $23,249,000, $22,724,000 and $21,649,000 and capitalized interest costs were $127,000, $100,000 and $373,000 for the years ended March 31, 1996, 1995 and 1994, respectively.

4.  FINANCING ARRANGEMENTS:

  Foreign currency exchange facilities:

     At March 31, 1996 and 1995, SS/L had foreign currency exchange contracts (forwards and swaps) with several banks to purchase and sell foreign currencies, primarily Japanese yen, aggregating $246,483,000 and $296,349,000, respectively. Such contracts were designated as hedges of certain foreign contracts and subcontracts to be performed through May 2006. The fair value of these contracts, based on quoted market prices, was $217,382,000 and $352,273,000 at March 31, 1996 and 1995, respectively. At March 31, 1996

                           SPACE SYSTEMS/LORAL, INC.

4.  FINANCING ARRANGEMENTS: (CONTINUED)
deferred gains on forward contracts to sell yen were $23,995,000 and deferred losses on forward contracts to purchase foreign currencies, primarily yen, were $5,106,000. At March 31, 1995 deferred losses on forward contracts to sell yen were $53,836,000 and deferred gains on forward contracts to purchase yen were $2,088,000. SS/L is exposed to credit-related losses in the event of nonperformance by counter parties to these financial instruments, but does not expect any counter party to fail to meet its obligation.

     The maturity of foreign currency exchange contracts held at March 31, 1996 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts and payments to vendors under subcontracts. These foreign exchange contracts mature as follows (in thousands):

                                                    TO PURCHASE                 TO SELL
                                                --------------------     ---------------------
                                                   AT          AT           AT           AT
                      YEARS                     CONTRACT     MARKET      CONTRACT      MARKET
                   TO MATURITY                    RATE        RATE         RATE         RATE
    ------------------------------------------  --------     -------     --------     --------
    1.........................................  $ 40,157     $37,712     $ 97,734     $ 87,595
    2 to 5....................................    20,461      17,800       67,330       56,007
    6 to 10...................................                             15,127       14,064
    Thereafter................................                              5,674        4,204
                                                 -------     -------     --------     --------
                                                $ 60,618     $55,512     $185,865     $161,870
                                                 =======     =======     ========     ========

  Debt

     Long-term debt comprises:

                                                                            MARCH 31,
                                                                       -------------------
                                                                        1996        1995
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Export -- Import credit facility
      (weighted average interest rate of 5.8% and 5.0%,
      respectively)..................................................  $32,184     $34,040
    Note purchase facility
      (weighted average interest rate of 4.26%)......................   25,868
    Revolving credit agreement
      (weighted average interest rate of 8.25%)......................    7,000
                                                                       -------     -------
                                                                       $65,052     $34,040
                                                                       =======     =======

     SS/L borrowed a total of $42,912,000 under an export-import credit facility ("the EX-IM Facility") with a Japanese bank. The EX-IM Facility is fully secured by a letter of credit arrangement with another bank. At March 31, 1996, no amounts remained available for borrowing under this facility. Principal is to be repaid in semiannual installments through November 1, 2005. Interest is charged at the London Interbank Offer Rate (LIBOR) less 1/4% and is payable semiannually on May 1 and November 1.

     In 1994 SS/L entered into a $140,000,000 note purchase facility (the "Note Purchase Facility") with an Italian bank. Borrowings are determined by formula and are made in accordance with a specified schedule through the earlier of June 30, 1998, or until the facility is fully disbursed. Principal is to be repaid on the earlier of twenty three months from the final acceptance date of certain satellite deliveries or April 30, 2000. Interest is charged at a weighted average rate of 4.26% and is payable semiannually. There were no borrowings under this facility during the year ended March 31, 1995. All borrowings under this facility reduce the amount available under SS/L's Revolving Credit Agreement (see below).

                           SPACE SYSTEMS/LORAL, INC.

4.  FINANCING ARRANGEMENTS: (CONTINUED)
     SS/L has a $250,000,000 revolving credit facility ("the Revolving Credit Agreement") with a group of banks, which provides for borrowings through December 23, 1997 at which time the Revolving Credit Agreement expires. Borrowings are unsecured and bear interest, at SS/L's option, at various rates based on the lead bank's prime rate, or margins over the Federal Funds rate or LIBOR. SS/L pays a commitment fee on the unused portion of the Revolving Credit Agreement. The LIBOR interest rate is subject to a reduction of one-tenth of 1% based on the achievement of a specific financial covenant. SS/L achieved this covenant for the years ended March 31, 1995 and 1996. The Revolving Credit Agreement contains customary covenants requiring SS/L to maintain specified net worth and debt to equity ratios, an interest coverage ratio and a current asset to debt ratio. In addition, the Revolving Credit Agreement limits amounts that may be paid as dividends and advances to and from affiliates. The Revolving Credit Agreement further provides that the total advances and letters of credit outstanding may not exceed $250,000,000.

     Subsequent to March 31, 1996, SS/L received authorization under the EX-IM Facility, the Note Purchase Facility and the Revolving Credit Agreement to permit the transaction under the definitive Agreement and Plan of Merger described in Note 11.

     The aggregate maturities of long-term debt for the years 1998 through 2001 are as follows: $22,020,000, $2,145,000, $2,146,000 and $28,013,000.

     SS/L has other outstanding letters of credit of approximately $61,728,000 at March 31, 1996.

5.  INCOME TAXES:

     The components of the provision for income taxes are as follows:

                                                                 YEAR ENDED MARCH 31,
                                                            -------------------------------
                                                             1996        1995        1994
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
                                                            -------------------------------
    Current:
      Federal.............................................  $ 1,836                 $   198
      State, local & foreign..............................    3,107
                                                            -------                 -------
                                                              4,943                     198
    Deferred, principally federal.........................   10,237     $11,946      10,260
                                                            -------     -------     -------
      Total...............................................  $15,180     $11,946     $10,458
                                                            =======     =======     =======

     The provision for income taxes excludes a deferred tax benefit of $544,000 and $1,107,000 for the years ended March 31, 1996 and 1995, respectively, related to SS/L's share of Globalstar, L.P. losses (see Note 6).

                           SPACE SYSTEMS/LORAL, INC.

5.  INCOME TAXES: (CONTINUED)
     The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

                                                                 YEAR ENDED MARCH 31,
                                                            -------------------------------
                                                             1996        1995        1994
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Provision at statutory federal income tax rate........  $ 9,942     $ 6,719     $ 4,832
    State income taxes, net of federal income tax
      benefit.............................................    2,219       1,767       1,300
    Non-deductible goodwill amortization..................    2,360       2,360       2,360
    Impact of increase in federal rate on deferred tax
      liability...........................................                              956
    Losses of ISTI........................................      330         875         672
    Other.................................................      329         225         338
                                                            -------     -------     -------
              Total provision for income taxes............  $15,180     $11,946     $10,458
                                                            =======     =======     =======

     Deferred income taxes have been calculated using an asset and liability method. The deferred tax liability on the accompanying balance sheet arises from the tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes, and is principally related to use of the long-term contract method of accounting for tax purposes, the liability for other postretirement benefits and differences in tax and book bases of assets and liabilities acquired.

     At March 31, 1996, the reported deferred tax liability is net of future tax benefits of $6,864,000 arising from net operating loss carryforwards which expire beginning in 2007. Tax carryforward benefits will be used in the periods that net deferred tax liabilities mature.

     The significant components of the deferred income tax assets and liabilities are:

                                                                            MARCH 31,
                                                                       -------------------
                                                                        1996        1995
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Deferred tax assets:
      Postretirement benefits other than pensions....................  $13,719     $13,313
      Net operating loss carryforwards...............................    6,864      16,212
      Compensation and benefits......................................    4,681       3,355
      Other, net.....................................................    4,376       1,449
                                                                       -------     -------
                                                                        29,640      34,329
    Deferred tax liabilities:
      Income recognition on long-term contracts......................   60,315      56,791
      Property, plant and equipment..................................   26,869      26,032
      Pension costs..................................................    8,764       8,121
                                                                       -------     -------
                                                                        95,948      90,944
                                                                       -------     -------
    Net deferred income tax liability................................  $66,308     $56,615
                                                                       =======     =======

6.  INVESTMENTS:

     In March 1994, SS/L agreed to purchase an 11% limited partnership interest in Loral Qualcomm Satellite Services, L.P. ("LQSS") for $6,000,000. LQSS's only asset is 18,000,000 general partnership interests in Globalstar, L.P. ("Globalstar"), which represents a 38.3% interest in Globalstar at March 31, 1996 and 1995. Globalstar was formed to design, construct and operate a worldwide, low-earth orbit satellite-

                           SPACE SYSTEMS/LORAL, INC.

6.  INVESTMENTS: (CONTINUED)
based digital telecommunications system. SS/L's investment is net of its share of Globalstar's pretax losses of $1,553,000 and $3,163,000 in the years ended March 31, 1996 and 1995, respectively.

     In connection with the construction of the Globalstar system, Globalstar entered into a $1.4 billion contract with SS/L to design, manufacture, test and obtain launch vehicles and launch services for its constellation of 56 satellites. Under the contract, SS/L has agreed to act as Globalstar's agent to obtain launch vehicles, arrange for the launch of Globalstar satellites and obtain insurance to cover the replacement cost of satellites or launch vehicles lost in the event of a launch failure. SS/L has entered into subcontracts with certain of Globalstar's direct or indirect limited partners, some of whom are shareholders of SS/L. Revenue recorded under the Globalstar contract for the years ended March 31, 1996, 1995 and 1994 was $336,977,000, $97,258,000 and
$9,522,000, respectively. Billed and unbilled receivables from Globalstar were $10,082,000 and $72,535,000, and $9,700,000 and $20,579,000 at March 31, 1996
and 1995, respectively.

     Globalstar's space segment contract with SS/L calls for approximately $310 million of the contract billings to be deferred as vendor financing. Of the $310 million, $90 million is interest bearing at the 30-day LIBOR rate plus 3% per annum. The remaining $220 million of vendor financing is non-interest bearing. Globalstar will repay the non-interest bearing portions as follows: $49 million following the launch and acceptance of 24 or more satellites (the "Preliminary Constellation"), $61 million upon the launch and acceptance of 48 or more satellites (the "Full Constellation"), and the remainder in equal installments over the five-year period following acceptance of the Preliminary and Full Constellations. SS/L's subcontractors have assumed a portion of this vendor financing which totals approximately $121 million and will be paid on similar terms. Payment of the $90 million interest bearing vendor financing will be deferred until December 31, 1998 or the Full Constellation Date, whichever is earlier. Thereafter, interest and principal will be repaid in twenty equal quarterly installments over the next five years.

     At March 31, 1996, $33,849,000 of the vendor financing receivable is interest bearing.

     SS/L has agreed to guarantee approximately $11,700,000 of Globalstar's obligation under a $250,000,000 credit agreement. In return for providing such guarantee, SS/L will receive warrants to purchase 195,094 shares of Globalstar Telecommunications Limited common stock at $26.50 per share.

     In April 1994, SS/L purchased common stock representing a five percent interest in Orion Network Systems, Inc. for $5,000,000. At March 31, 1996, the carrying value of the investment approximated market value. The investment is accounted for using the cost method.

7.  RELATED PARTY TRANSACTIONS:

     SS/L, its shareholders, and Loral have entered into a stockholders' agreement ("the Stockholders' Agreement") which provides for management fees to be paid to Loral, ranging from 0.5% to 1% of sales, as defined, depending upon SS/L's operating performance. Such management fees were $5,608,000, $3,169,000 and $2,981,000 for the years ended March 31, 1996, 1995 and 1994, respectively.

     The Stockholders' Agreement also requires SS/L to pay Loral an annual fee for overhead reimbursement, not to exceed 1% of SS/L's adjusted sales, as defined, for each fiscal year. This fee amounted to $3,427,000, $3,287,000 and $3,512,000 for the years ended March 31, 1996, 1995 and 1994, respectively.

     SS/L was billed for certain operational, executive, administrative, financial, legal and other services provided by LAC and other Loral divisions, and SS/L charged LAC certain overhead costs. Net costs billed to SS/L by LAC and other Loral divisions were $7,066,000, $8,518,000 and $5,934,000 for the years ended March 31, 1996, 1995, and 1994, respectively.

                           SPACE SYSTEMS/LORAL, INC.

7.  RELATED PARTY TRANSACTIONS: (CONTINUED)
     In connection with contract performance, SS/L provides services to and acquires services from Loral and its affiliated companies. A summary of such transactions and balances is as follows:

                                                                 YEAR ENDED MARCH 31,
                                                            -------------------------------
                                                             1996        1995        1994
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Revenue from services sold............................  $ 1,096     $ 1,103     $   672
    Cost of purchased services............................   28,228      27,631      16,441
    Balances at year end:
      Receivable..........................................  $   430     $   724     $ 2,875
      Payable.............................................   15,823       7,272      10,272
                                                            -------     -------     -------
    Due to Loral affiliates, net..........................  $15,393     $ 6,548     $ 7,397
                                                            =======     =======     =======

     SS/L's sales to, purchases from, and balances with the Alliance partners are as follows:

                                                                 YEAR ENDED MARCH 31,
                                                           --------------------------------
                                                             1996        1995        1994
                                                           --------     -------     -------
                                                                    (IN THOUSANDS)
    Revenue from services sold...........................  $ 32,561     $ 3,073     $ 1,420
    Cost of purchased services...........................   249,092      85,489      63,255
    Balances at year end:
      Receivable.........................................  $ 15,066     $   840     $   571
      Payable............................................    38,257      19,521       8,541

     Loral granted certain key employees of SS/L options to purchase shares of Loral common stock. At March 31, 1996, 1995 and 1994, options to purchase 466,304, 445,788 and 387,996 shares of Loral common stock were outstanding, respectively, (adjusted for a two for one stock split in each of fiscal years 1996 and 1994). SS/L has agreed to pay Loral any difference between the market value of Loral stock at the time of exercise and the option price for up to 200,000 shares authorized by SS/L's stockholders, and to reimburse Loral for any tax benefit resulting from shares granted in excess of that amount. For the years ended March 31, 1996, 1995 and 1994, $4,510,000, $726,000 and $533,000,
respectively, of compensation expense was accrued for the excess of market value of Loral stock over exercise prices for options exercisable subject to the authorized limitation.

8.  COMMITMENTS AND CONTINGENCIES:

     At March 31, 1996, SS/L was party to various noncancellable real estate leases with minimum aggregate rental commitments payable as follows (in thousands):

        1997...............................................................  $  5,935
        1998...............................................................     3,906
        1999...............................................................     1,996
        2000...............................................................     1,827
        2001...............................................................     1,488
        Thereafter.........................................................    14,880
                                                                              -------
                                                                             $ 30,032
                                                                              =======

                           SPACE SYSTEMS/LORAL, INC.

8.  COMMITMENTS AND CONTINGENCIES: (CONTINUED)
     Leases covering major items of real estate contain renewal and/or purchase options which may be exercised by SS/L. Rent expense was $6,440,000, $4,805,000 and $4,731,000 for the years ended March 31, 1996, 1995, and 1994, respectively.

     Due to the long lead times required to produce purchased parts, SS/L has entered into various purchase commitments with suppliers. These commitments aggregated $841,376,000 at March 31, 1996.

     SS/L is party to various litigation arising in the normal course of its operations. In the opinion of management, the ultimate liability for these matters, if any, will not have a material adverse effect on SS/L's financial position or results of operations.

     Under the Stockholders' Agreement, a change of control of Loral Corporation within the meaning of such agreement would provide each of SS/L's Alliance Partners with the right to (i) put their equity interests back to SS/L at fair market value or (ii) purchase a pro rata share of Loral's equity interest in SS/L for fair market value (subject to receiving certain authorizations including U.S. government approval). In addition, an Alliance Partner which dissents against certain actions of the Board of Directors approved by Loral and at least two other Alliance Partners, including material changes in SS/L's strategic plan and related lines of business, a merger, sale of substantially all assets of SS/L, or sale of stock which increases outstanding shares by more than 10%, may offer its interests to the other Alliance Partners at 90% of fair market value; if not purchased by the Alliance Partners, SS/L would be required to repurchase such shares at that price. In the event any of SS/L's Alliance Partners put their interests back to SS/L, Loral will acquire such interests. (See Note 11.)

9.  PENSIONS AND OTHER EMPLOYEE BENEFITS:

  Pensions:

     SS/L maintains a contributory defined benefit pension plan covering substantially all employees. Benefits are based on members' salaries and years of service. This plan is administered under the direction of LAH. SS/L's funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereon. Contributions for the year ended March 31, 1996, 1995 and 1994 were $3,990,000, $58,000 and $3,993,000, respectively. Plan assets are invested primarily in U.S. government and agency obligations and listed stocks and bonds.

     Net pension costs include the following components:

                                                                YEAR ENDED MARCH 31,
                                                         ----------------------------------
                                                           1996         1995         1994
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Service cost -- benefits earned during the
      period...........................................  $  3,676     $  3,950     $  2,897
    Interest cost on projected benefit obligation......    10,070        9,025        8,199
    Actual loss (return) on plan assets................   (27,838)         372      (13,184)
    Net amortization and deferral......................    18,110      (10,672)       3,610
                                                         --------     --------     --------
    Net pension costs..................................  $  4,018     $  2,675     $  1,522
                                                         ========     ========     ========

                           SPACE SYSTEMS/LORAL, INC.

9.  PENSIONS AND OTHER EMPLOYEE BENEFITS: (CONTINUED)
     The following table sets forth the Plan's funded status:

                                                                 YEAR ENDED MARCH 31,
                                                           --------------------------------
                                                             1996        1995        1994
                                                           --------     -------     -------
                                                                    (IN THOUSANDS)
                                                           --------------------------------
    Actuarial present value of benefit obligations:
      Vested benefits....................................  $128,032     $98,540     $92,745
                                                           --------     -------     -------
      Accumulated benefits...............................  $129,290     $99,279     $93,412
      Effect of projected future salary increases........    17,711      13,908      15,243
                                                           --------     -------     -------
      Projected benefits.................................   147,001     113,187     108,655
    Plan assets at fair value............................   140,934     112,837     115,030
                                                           --------     -------     -------
    Plan assets (less than) in excess of projected
      benefit obligation.................................    (6,067)       (350)      6,375
    Unrecognized net prior service cost..................        63         (40)       (900)
    Unrecognized net loss................................    27,347      21,760      18,513
                                                           --------     -------     -------
    Prepaid pension cost included in other assets in the
      accompanying balance sheet.........................  $ 21,343     $21,370     $23,988
                                                           ========     =======     =======
    The principal actuarial assumptions are as follows:
      Discount rate......................................      7.50%       8.50%       7.75%
      Rate of increase in compensation levels............      4.50%       4.75%       4.75%
      Expected long-term rate of return on plan assets...      9.50%       9.50%       9.50%

  Postretirement Health Care and Life Insurance Cost:

     In addition to providing pension benefits, SS/L provides certain health care and life insurance benefits for retired employees and dependents. Participants are eligible for these benefits when they retire from active service and meet the eligibility requirements for SS/L's pension plans. These benefits are funded primarily on a pay-as-you-go basis with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions.

     In March 1993, SS/L adopted various plan amendments resulting in unrecognized prior service gains, which are being amortized commencing in 1994.

     Postretirement health care and life insurance costs include the following components:

                                                                 YEAR ENDED MARCH 31,
                                                            -------------------------------
                                                             1996        1995        1994
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Service cost -- benefits earned during the period.....  $   405     $   386     $   364
    Interest cost on accumulated postretirement benefit
      obligation..........................................    1,549       1,445       1,682
    Net amortization and deferrals........................   (1,316)     (1,481)     (1,311)
                                                            -------     -------     -------
    Total postretirement health care and life insurance
      costs...............................................  $   638     $   350     $   735
                                                            =======     =======     =======

                           SPACE SYSTEMS/LORAL, INC.

9.  PENSIONS AND OTHER EMPLOYEE BENEFITS: (CONTINUED)
     The following table reconciles the amounts recognized in the balance sheet:

                                                                 YEAR ENDED MARCH 31,
                                                            -------------------------------
                                                             1996        1995        1994
                                                            -------     -------     -------
                                                                    (IN THOUSANDS)
    Accumulated postretirement benefit obligation:
      Retirees............................................  $13,539     $10,562     $13,510
      Fully eligible plan participants....................    3,229       2,805       3,181
      Other active plan participants......................    6,031       4,275       5,915
                                                            -------     -------     -------
    Total accumulated postretirement benefit obligation...   22,799      17,642      22,606
    Fair value of assets..................................   (1,868)     (1,348)       (997)
                                                            -------     -------     -------
    Unfunded accumulated postretirement benefit
      obligation..........................................   20,931      16,294      21,609
    Unrecognized prior service gain related to plan
      amendments..........................................   13,696      14,968      16,240
    Unrecognized net (loss) gain..........................   (1,164)      2,738      (2,699)
                                                            -------     -------     -------
    Accrued postretirement health care and life insurance
      costs...............................................  $33,463     $34,000     $35,150
                                                            =======     =======     =======

     The principal assumptions used in determining the pension benefit obligation are as follows:

    Discount rate.........................................     7.50%       8.50%       7.75%
    Rate of increase in compensation levels...............     4.50%       4.75%       4.75%
    Present healthcare cost trend rate....................    10.59%      11.73%      12.36%
    Ultimate trend rate by the year 2004..................     5.50%       6.00%       6.00%

     Changing the assumed health care cost trend rate by 1% in each year would change the accumulated postretirement benefit obligation by approximately $2,150,000 and the aggregate service and interest cost components for 1996 by approximately $240,000.

  Postemployment Benefits:

     Effective April 1, 1994, SS/L adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires that the costs of benefits provided to employees after employment but before retirement be recognized in the financial statements on an accrual basis. The adoption of SFAS 112 did not have a material impact to the financial position or results of operations of SS/L.

  Employee Savings Plan:

     SS/L employees participate in the Loral Aerospace Savings Plan ("the Plan"). Under the Plan, SS/L matches 60% of participating SS/L employees' contributions, up to 6% of base pay. SS/L's matching contributions made in Loral common stock were $2,852,000, $2,976,000 and $2,782,000 for the years ended March 31, 1996, 1995 and 1994, respectively.

10.  INTERNATIONAL SPACE TECHNOLOGY, INC. COMMON STOCK TRANSACTIONS:

     In September 1993 and March 1994, International Space Technology, Inc. ("ISTI"), a corporate joint venture with unrelated third parties, entered into agreements to sell, in installments, a 22.8% equity interest in ISTI to two unaffiliated entities. Under the first installment, ISTI sold 267.85 common shares for $2.9 million in 1994, representing a 17.6% equity interest in ISTI. In November 1994, in conjunction with the stock sales agreements, ISTI issued an additional 28.95 common shares to one of the minority shareholders, increasing

                           SPACE SYSTEMS/LORAL, INC.

10. INTERNATIONAL SPACE TECHNOLOGY, INC. COMMON STOCK TRANSACTIONS: (CONTINUED) the minority interest in ISTI by 1.6% to 19.2%. Accordingly, 17.6% of the losses of ISTI incurred subsequent to the sale and prior to November 8, 1994, and 19.2% of such incurred losses after November 7, 1994, have been allocated to the minority interest. Additional sales of shares under the agreements are contingent upon completion of certain product qualifications by SS/L.

11.  SUBSEQUENT EVENTS:

     On April 22, 1996, Loral Corporation ("Loral") and Lockheed Martin Corporation ("Lockheed Martin") consummated a definitive Agreement and Plan of Merger (the "Merger Agreement") among Loral, Lockheed Martin and LAC Acquisition Corporation, a wholly owned subsidiary of Lockheed Martin, providing for the transactions that resulted in the defense electronics and systems integration businesses of Loral becoming a subsidiary of Lockheed Martin. Concurrently with the execution of the Merger Agreement, Loral, certain wholly-owned subsidiaries of Loral and Lockheed Martin entered into the Restructuring, Financing and Distribution Agreement (the "Distribution Agreement"), which provides, among other things, for (i) the transfer of Loral's space and communications businesses, including its direct and indirect interests in Globalstar, L.P. ("Globalstar"), Globalstar Telecommunications Limited ("GTL"), Space Systems/ Loral, Inc. ("SS/L") and other affiliated businesses, as well as certain other assets to Loral Space & Communications Ltd., a Bermuda company ("Loral SpaceCom"), (ii) the distribution of all of the shares of Loral SpaceCom common stock to holders of Loral common stock and persons entitled to acquire shares of Loral common stock on a one-for-one basis (the "Spin-Off") each as of a record date (the "Spin-Off Record Date"), and (iii) the contribution by Lockheed Martin of $612,274,000, of which $344,000,000 represents payment for preferred stock, convertible into a 20% equity interest in Loral SpaceCom, to be retained by Lockheed Martin following the Spin-Off and the Merger.

     On April 23, 1996, the merger between Loral and Lockheed Martin was completed. In conjunction with the merger, Loral's space and communications businesses, including its direct and indirect interests in Globalstar, GTL, SS/L and other affiliated businesses, as well as certain other assets, have been transferred to Loral Space & Communications Ltd., a Bermuda corporation.

 EXHIBITS

EXHIBIT NUMBER                                         DESCRIPTION
- --------------   ---------------------------------------------------------------------------------------
       2.1       Agreement and Plan of Merger, dated as of January 7, 1996, among Loral Corporation,
                 Lockheed Martin Corporation and LAC Acquisition Corporation+
       2.2       Restructuring, Financing and Distribution Agreement, dated as of January 7, 1996, among
                 Loral Corporation, Loral Aerospace Holdings, Inc., Loral Aerospace Corp., Loral General
                 partner, Inc., Loral Globalstar L.P., Loral Globalstar Limited, the Registrant and
                 Lockheed Martin Corporation+
       2.3       Amendment to Merger Agreement***
       2.4       Amendment to Distribution Agreement***
       3.1       Memorandum of Association of Registrant+
       3.2       Form of Memorandum of Increase of Share Capital+
       3.3       Amended and Restated Bye-laws of Registrant***
         4       Rights Agreement+
      10.1       Tax Sharing Agreement***
      10.2       Shareholders Agreement between the Registrant and Loral Corporation***
      10.3       SS/L Stockholders Agreement+
      10.4       Lehman Stockholders Agreement***
      10.5       Amended and Restated Agreement of Limited Partnership of Globalstar, L.P.*
      10.6       Subscription Agreements by and between Globalstar, L.P. and each of Globalstar
                 Telecommunications Limited, AirTouch Communications, Alcatel Spacecom, Loral General
                 Partner, Inc., Hyundai/Dacom, Vodastar Limited, Loral/Qualcomm Satellite Services, L.P.
                 and Finmeccanica S.p.A.*
      10.7       Service provider agreements by and between Globalstar, L.P. and each of AirTouch
                 Satellite Services, Finmeccanica S.p.A., Loral General Partner, Inc., Loral/DASA
                 Globalstar, L.P., Hyundai/Dacom, TE.SA.M and Vodastar Limited*
      10.8       Development Agreement by and between QUALCOMM Incorporated and Globalstar, L.P.*
      10.9       Contract between Globalstar, L.P. and Space Systems/Loral, Inc.*
     10.10       Credit Agreement among Globalstar, L.P. and various banks and Loral Guarantee+
     10.11       Registrant's 1996 Stock Option Plan+
     10.12       Registrant's Common Stock Purchase Plan for Non-Employee Directors+
     10.13       Employment Agreement between the Registrant and Bernard L. Schwartz+
     10.14       Exchange Agreement among the Registrant, Lockheed Martin Corporation and Loral
                 Corporation***
     10.15       Amendment to Partnership Agreement of Globalstar, dated March 6, 1996***
     10.16       Amendment of Globalstar Credit Agreement***
     10.17       Lockheed Martin Guarantee***
        20       Documents or Statements to Shareholders**
        21       List of Subsidiaries of the Registrant***
        27       Financial Data Schedule***

- ---------------
  *Incorporated by reference to the Registration Statement on Form S-1 filed by Globalstar Telecommunications Limited (File No. 33-86808).

 **Incorporated by reference to Loral's Solicitation/Recommendation Statement on
   Schedule 14D-9 dated January 12, 1996.

***Filed herewith.

  +Incorporated by reference to the Registration Statement on Form 10 filed by the Company. (1-14180)