Form 10-Q
period 1996-06-30
LORAL SPACE & COMMUNICATIONS LTD
filed 1996-08-14
CIK 1006269

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                            ------------------------

                         COMMISSION FILE NUMBER 1-14180

                            ------------------------

                       LORAL SPACE & COMMUNICATIONS LTD.

                                600 Third Avenue
                            New York, New York 10016
                            Telephone (212) 697-1105

                     Jurisdiction of incorporation: Bermuda

                     IRS identification number: 13-3867424

                            ------------------------

     The registrant has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or such shorter period and has been subject to such filing requirements for the past 90 days.

     As of August 12, 1996, there were 183,592,308 shares of Loral Space & Communications Ltd. common stock outstanding.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         PART 1. FINANCIAL INFORMATION

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
Management fee from affiliate..........................................    $ 1,538     $   857
Costs and expenses.....................................................      3,686         688
Interest income........................................................      8,146       --
Allocated interest expense.............................................      --          2,546
                                                                           -------     -------
Income (loss) before income taxes and equity in net loss of
  affiliates...........................................................      5,998      (2,377)
Provision (benefit) for income taxes...................................        720        (868)
                                                                           -------     -------
Income (loss) before equity in net loss of affiliates..................      5,278      (1,509)
Equity in net loss of affiliates.......................................     (3,977)     (2,507)
                                                                           -------     -------
Net income (loss)......................................................    $ 1,301     $(4,016)
                                                                           =======     =======
Weighted average number of common and equivalent shares outstanding....    217,472     170,488
                                                                           =======     =======
Earnings (loss) per share..............................................    $  0.01     $ (0.02)
                                                                           =======     =======

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (Unaudited)

                                                                                       MARCH
                                                                         JUNE 30,       31,
                                                                           1996         1996
                                                                         --------     --------
                                                                                       (NOTE)
                                     ASSETS
Current assets:
  Cash and cash equivalents..........................................    $590,535     $  --
  Other assets.......................................................      18,417        --
                                                                         --------     --------
Total current assets.................................................     608,952        --
Property, plant and equipment, net...................................      23,080        --
Investment in affiliates.............................................     337,720      339,272
Other assets.........................................................      23,606        9,800
Deferred income taxes................................................       --           5,312
                                                                         --------     --------
                                                                         $993,358     $354,384
                                                                         ========     ========
              LIABILITIES AND SHAREHOLDERS' EQUITY/INVESTED EQUITY
Current liabilities:
  Accounts payable...................................................    $  2,344     $  --
  Accrued expenses...................................................         838        --
  Income taxes payable...............................................         720        --
                                                                         --------     --------
Total current liabilities............................................       3,902        --
Deferred income taxes................................................       5,650        --
Long-term liabilities................................................       9,762        --
Shareholders' equity/invested equity:
  Invested equity....................................................       --         354,384
  Series A convertible preferred stock, par value $.01; authorized
     150,000,000 shares, 45,896,977 shares issued and outstanding at
     June 30, 1996...................................................         459        --
  Common stock, par value $.01; authorized 750,000,000 shares, issued
     and outstanding 183,592,308 shares at June 30, 1996.............       1,836        --
  Paid-in capital....................................................     970,448        --
  Retained earnings..................................................       1,301        --
                                                                         --------     --------
Total shareholders' equity/invested equity...........................     974,044      354,384
                                                                         --------     --------
                                                                         $993,358     $354,384
                                                                         ========     ========

- ---------------

Note: The March 31, 1996 balance sheet has been derived from the audited financial statements at that date.

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                          THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
Operating activities:
  Net income (loss)..................................................    $  1,301     $ (4,016)
  Equity in net loss of affiliates...................................       3,977        2,507
  Tax benefit of Globalstar partnership losses.......................       --           1,602
  Deferred taxes.....................................................       --            (839)
  Depreciation.......................................................         491        --
  Changes in operating assets and liabilities........................     (15,393)       --
                                                                         --------     --------
Net cash used in operating activities................................      (9,624)        (746)
                                                                         --------     --------
Investing activities
  Payment for Globalstar option territory............................       --          (9,800)
  Investment in affiliates...........................................      (2,425)      (2,083)
  Capital expenditures, net..........................................        (115)       --
                                                                         --------     --------
Cash used in investing activities....................................      (2,540)     (11,883)
                                                                         --------     --------
Financing activities:
  Proceeds from Distribution.........................................     612,274        --
  Transaction expenses related to the Distribution...................     (12,000)       --
  Advances from Loral Corporation prior to the Distribution..........       2,425       12,629
                                                                         --------     --------
Cash provided by financing activities................................     602,699       12,629
                                                                         --------     --------
Increase in cash and cash equivalents................................     590,535        --
Cash and cash equivalents -- beginning of period.....................       --           --
                                                                         --------     --------
Cash and cash equivalents -- end of period...........................    $590,535     $  --
                                                                         ========     ========
Non-cash investing activities:
  Assets transferred from Loral Corporation at the Distribution......    $ 36,622
                                                                         ========
  Liabilities assumed from Loral Corporation at the Distribution.....    $ 15,650
                                                                         ========

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)  FORMATION OF LORAL SPACE & COMMUNICATIONS LTD.

     Loral Space & Communications Ltd. (the "Company" or "Loral SpaceCom") manages and is the largest equity owner of both Globalstar, L.P. ("Globalstar") and Space Systems/Loral, Inc. ("SS/L") and has a minority non-controlling equity investment in K & F Industries, Inc. ("K & F"). The Company will also act as a Globalstar service provider in Canada, Brazil and Mexico, and is evaluating additional satellite-based service opportunities. Loral SpaceCom was formed to effectuate the distribution of Loral Corporation's ("Loral") space and telecommunications businesses (the "Distribution") to shareholders of Loral and holders of options to purchase Loral common stock pursuant to a merger agreement (the "Merger") dated January 7, 1996 between Loral and Lockheed Martin Corporation ("Lockheed Martin"). Certain other assets of Loral were transferred to Loral SpaceCom at the Distribution.

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

2)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Loral SpaceCom pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair presentation of results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. References to Loral SpaceCom or the Company prior to the Distribution refer to the space and communications operations of Loral Corporation.

     The results of operations for the three months ended June 30, 1995, include allocations and estimates of certain expenses of Loral SpaceCom based upon estimates of actual services performed by Loral on behalf of Loral SpaceCom. The amount of corporate office expenses for the three months ended June 30, 1995 has been estimated based primarily on the allocation methodology prescribed by government regulations pertaining to government contractors, which management of Loral SpaceCom believes is a reasonable allocation method.

     For the three months ended June 30, 1995 interest was allocated to Loral SpaceCom based upon Loral's historical weighted average debt cost applied to the average investment in affiliates, which management of Loral believes to be a reasonable allocation method. Interest related to the investment in Globalstar prior to the commencement of operations of Loral SpaceCom has been capitalized.

                       LORAL SPACE & COMMUNICATIONS LTD.

3)  INVESTMENT IN AFFILIATES

     Investment in affiliates is summarized as follows (in thousands):

                                                                         JUNE 30,     MARCH 31,
                                                                           1996         1996
                                                                         --------     ---------
    SS/L.............................................................    $146,426     $ 144,051
    Globalstar.......................................................     191,294       195,221
    K & F............................................................      23,890        22,937
    Deferred K & F Gain..............................................     (23,890)      (22,937)
                                                                         --------     ---------
                                                                         $337,720     $ 339,272
                                                                         ========      ========

     Equity in net income (loss) of affiliates consists of (in thousands):

                                                                           THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                          --------------------
                                                                           1996         1995
                                                                          -------      -------
    SS/L.............................................................     $ 2,375      $   754
    Globalstar.......................................................      (6,352)      (4,863)
    Tax benefit of Globalstar partnership losses.....................       --           1,602
                                                                          -------      -------
                                                                          ($3,977)     ($2,507)
                                                                          =======      =======

     The following table represents the summary of results of operations of Lord SpaceCom's affiliates for the three months ended June 30, 1996 and June 30, 1995 (in thousands):

                                              JUNE 30, 1996                      JUNE 30, 1995
                                     --------------------------------   --------------------------------
                                     GLOBALSTAR     SS/L      K & F     GLOBALSTAR     SS/L      K & F
                                     ----------   --------   --------   ----------   --------   --------
    Revenues.......................   $  --       $307,599   $ 71,537    $  --       $171,375   $ 62,293
    Operating income (loss)........     (17,452)    14,426     15,062      (17,457)     6,115      9,127
    Net income (loss)..............     (14,373)     8,070      5,270      (12,749)     2,306     (1,299)
    Net loss applicable to ordinary
      partnership interests........     (19,688)     --         --         (12,749)     --         --

                       LORAL SPACE & COMMUNICATIONS LTD.

4)  RECENTLY ADOPTED FINANCIAL ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which is required to be adopted for fiscal years beginning after December 15, 1995. SFAS 121 establishes the accounting standards for the impairment of long-lived assets, certain intangible assets and cost in excess of net assets acquired to be held and used, and for long-lived assets and certain intangible assets to be disposed of. The Company has adopted SFAS 121 and such adoption did not have any effect on its results of operations or financial position.

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which is required to be adopted by fiscal 1996. SFAS 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans (including stock arrangements by investors for the benefit of their investees). Under SFAS 123 the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS 123 had been adopted. The Company has adopted SFAS 123 and elected to continue the intrinsic value based method of accounting for stock-based employee compensation plans and provide the required pro forma disclosures; therefore, the adoption of SFAS 123 did not have any effect on Loral SpaceCom's reported results of operations.

5)  SUBSEQUENT EVENT

     On August 9, 1996 certain partnerships affiliated with Lehman Brothers Holdings Inc., exchanged all of their shares of Series S Redeemable Preferred Stock of SS/L (Bermuda) Ltd., representing an effective 18.3% economic interest in SS/L for 7,500,000 newly issued shares of Loral SpaceCom common stock, 267,256 shares of Globalstar Telecommunications Limited common stock previously held by a Loral SpaceCom subsidiary and $4 million in cash. As a result of this transaction, Loral SpaceCom has increased its effective economic interest in SS/L to 51%.

                       LORAL SPACE & COMMUNICATIONS LTD.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions which, have been described in the section of the Company's Annual Report on Form 10-K for the year ended March 31, 1996, entitled, "Certain Factors That May Effect Future Results -- Company" and other documents the Company files from time to time with the Securities and Exchange Commission including the Company's quarterly reports on Form 10-Q and current reports on Form 8-K, and shareholders are specifically referred to these documents with regard to factors and conditions that may affect future results.

LORAL SPACE & COMMUNICATIONS LTD.

     Loral SpaceCom manages and is the largest equity owner of both Globalstar and SS/L. The Company will also act as a Globalstar service provider in Canada, Brazil and Mexico, and is evaluating additional satellite-based service opportunities. These include: ventures to provide "direct-to-home" ("DTH") television service in certain regions of the world (such as SS/L's joint venture with Mabuhay Philippine Satellite Corp. to provide DTH service to the Philippines), CyberStar, a proposed high-speed satellite-delivered communications system designed to provide users with communications services such as desktop video-conferencing, high-data rate computer networking and data transmission; traditional fixed satellite services to provide telephony, video conferencing, transmission to television networks and cable head-ends and remote news and sports feeds. The Compny recently received allocations from the FCC for several orbital slots to enable such satellite-based services.

     Loral SpaceCom was formed to effectuate the distribution of Loral's space and telecommunications businesses(the "Distribution") to shareholders of Loral and holders of options to purchase Loral common stock pursuant to a merger agreement dated January 7, 1996 between Loral and Lockheed Martin. The distribution of approximately 183.6 million shares of Loral SpaceCom common stock was made on April 23, 1996. In connection with the Distribution, Lockheed Martin contributed $612 million in cash to the Company. Of the amount contributed, $344 million represented the purchase of a 20% fully-diluted equity interest in the Company in the form of Loral SpaceCom Series A convertible preferred stock. Such stock is subject to certain voting limitations, restrictions on transfer and standstill provisions.

     Loral SpaceCom records its investments in Globalstar and SS/L using the equity method of accounting. Accordingly, Loral SpaceCom's results of operations reflect its proportionate share of the results of operations of its affiliates on an equity basis. References to Loral SpaceCom or the Company prior to the Distribution refer to the space and communications operations of Loral Corporation.

     Future operating results of Loral SpaceCom will be dependent on a number of factors including the results of operations of Globalstar and SS/L, the level of corporate operating expenses, the utilization of the available cash balances and the extent of interest income or other investment income. Loral SpaceCom currently anticipates having net income for the period ending December 31, 1996.

RESULTS OF OPERATIONS

     The results of operations for the three months ended June 30, 1995, include allocations and estimates of certain expenses of Loral SpaceCom based upon estimates of actual services performed by Loral on behalf of Loral SpaceCom. The amount of corporate office expenses for the three months ended June 30, 1995 have been estimated based primarily on the allocation methodology prescribed by government regulations

                       LORAL SPACE & COMMUNICATIONS LTD.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

pertaining to government contractors, which management of Loral SpaceCom believes is a reasonable allocation method.

     For the three months ended June 30, 1995 interest was allocated to Loral SpaceCom based upon Loral's historical weighted average debt cost applied to the average investment in affiliates, which management of Loral believes to be a reasonable allocation method. Interest related to the investment in Globalstar prior to the commencement of Loral SpaceCom's operations has been capitalized.

     The results of operations reflect net income of $1.3 million for the quarter ended June 30, 1996 versus a net loss of $4.0 million for the same period in 1995. The increase in net income was primarily the result of an increase in interest income due to investment of cash proceeds from the Distribution and no allocated interest expense. The increase in interest income was partially offset by an increase in operating expenses. The increase in operating expenses was a result of the Company operating on a stand alone basis without the benefit of economies of scale as part of Loral Corporation.

     The equity in net loss of affiliates for the three months ended June 30, 1996 and 1995 was $4.0 million and $2.5 million, respectively, primarily due to Loral SpaceCom's proportionate share of Globalstar's development costs loss offset by the proportionate share of SS/L's income (see Note 3 to the Condensed Consolidated Financial Statements.

     Loral SpaceCom is subject to U.S. Federal, state and local tax at regular rates on any U. S. source income. For the three months ended June 30, 1996, the Company recorded a provision of $.7 million. For the year ended March 31, 1996, the Company's operations were included in the consolidated tax returns of Loral Corporation. For the three months ended June 30, 1995, the tax benefit of $.9 million was computed as if Loral SpaceCom was a separate taxpayer.

LIQUIDITY AND CAPITAL RESOURCES
     Loral SpaceCom commenced operations on April 23, 1996 with $612 million of unrestricted cash. Loral SpaceCom intends to utilize its existing capital base and access to the capital markets to support the financing requirements of Globalstar and SS/L and to finance new business opportunities in satellite based communications either directly or through Globalstar and SS/L. It is anticipated that Globalstar will directly access the capital markets to satisfy its financing requirements, and may further seek financial support from its strategic partners, including the Company. The Company believes that SS/L's existing credit facilities are adequate to meet SS/L's present financing requirements. Globalstar and SS/L are currently financed without recourse to Loral SpaceCom other than the indemnification provided to Lockheed Martin in connection with Lockheed Martin's guarantee under the Globalstar credit agreement.

     Globalstar and SS/L have no history of paying dividends and are not expected to pay dividends in the near future. The Globalstar and the SS/L credit facilities impose restrictions on Globalstar's and SS/L's ability to pay distributions or dividends to its partners and stockholders. In addition, Globalstar does not expect to make distributions prior to the time it commences full commercial operations. It is anticipated that Loral SpaceCom will fund its operating requirements from interest income generated from the temporary investment of cash balances and the receipt of SS/L management fees.

     As part of its investment in Globalstar, Loral SpaceCom, as a founding service provider, acquired exclusive service provider rights to Mexico and Brazil. Further, in June 1995, Loral SpaceCom paid Globalstar an initial $9.8 million for exclusive provider rights to Canada. Loral SpaceCom, in joint venture with local telephony service providers and international telecommunications businesses, intends to establish Globalstar service operations in such territories.

     Cash Used and Provided. Cash used in operating activities for the three months ended June 30, 1996, and 1995 was $9.6 million and $.7 million, respectively, primarily due to the items discussed above in Results of Operations and increases in other assets.

                       LORAL SPACE & COMMUNICATIONS LTD.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     Cash used in investing activities for the three months ended June 30, 1996 and 1995 was $2.5 million and $11.9 million, respectively, primarily due to the purchase of $2.5 million principal amount of GTL Convertible Preferred Equivalent Obligations in April 1996, and the initial payment of $9.8 million for the Globalstar Canadian service provider rights and additional capitalized interest in 1995.

     Net cash provided by financing activities for the three months ended June 30, 1996 and 1995 was $602.7 million and $12.6 million, respectively, representing the proceeds from the Distribution and advances from Loral Corporation offset by cash paid for transaction expenses related to the Distribution in 1996 and advances from Loral Corporation to fund the above-mentioned activities in 1995.

     Investment in Globalstar. At June 30, 1996 Loral SpaceCom's investment in Globalstar was $191.3 million. Additionally, Loral SpaceCom holds an indirect 1.4% interest in Globalstar through its ownership of SS/L.

     Investment in SS/L. The company currently holds 32.7% of the economic interest in SS/L. A subsidiary of Loral SpaceCom is paid a management fee from SS/L based on SS/L's total adjusted revenues. As discussed in Note 5 to the Condensed Consolidated Financial Statements, Loral SpaceCom's economic interest in SS/L will increase to 51%.

     Other Business Opportunities. As discussed previously, Loral SpaceCom is currently evaluating several new business initiatives. These ventures are in formative stages and there can be no assurances that they will be further developed or licensed, or that the necessary capital to complete such ventures will be available.

SUMMARY RESULTS OF OPERATIONS OF AFFILIATES

GLOBALSTAR, L.P. RESULTS OF OPERATIONS
     Globalstar is a development stage partnership and has not commenced commercial service operations. The net loss applicable to ordinary partnership interests for the three months ended June 30, 1996 increased to $19.7 million from $12.7 million for the comparable period in the prior year. The increase in the net loss is a result of lower interest income and the preferred distribution on the redeemable preferred partnership interests of $5.3 million allocated to the ordinary partnership interests. Development costs and marketing, general and administrative expenses remained at a constant level in each period. Globalstar is expending significant funds for the design, construction, testing and deployment of the Globalstar System and expects such losses to continue through commencement of revenue generating service operations.

     Interest income for the three months ended June 30, was $3.1 million and $4.7 million, in 1996 and 1995, respectively. Interest income decreased as a result of lower average cash balances outstanding.

     Development costs for the three months ended June 30, was $13.8 million for both 1996 and 1995, reflecting the development of certain technologies under Globalstar's contract with Qualcomm and Globalstar's in-house engineering.

SPACE SYSTEMS/LORAL RESULTS OF OPERATIONS
     Revenues for the quarter ended June 30, 1996 increased to $307.6 million from $171.4 million for the same period in the prior year. Net income for the quarter ended June 30, 1996 increased to $8.1 million compared with $2.3 million in the prior year primarily as the result of higher revenue.

     The increase in revenues was attributable primarily to higher volume on commercial satellite programs, including the Globalstar program, the Pioneer program and the Telstar program.

RECENTLY ADOPTED FINANCIAL ACCOUNTING PRONOUNCEMENTS
     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which is required to be adopted for fiscal years beginning after December 15,

                       LORAL SPACE & COMMUNICATIONS LTD.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

1995. SFAS 121 establishes the accounting standards for the impairment of long-lived assets, certain intangible assets and cost in excess of net assets acquired to be held and used, and for long-lived assets and certain intangible assets to be disposed of. The Company has adopted SFAS 121 and such adoption did not have any effect on its results of operations or financial position.

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which is required to be adopted by fiscal 1996. SFAS 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans (including stock arrangements by investors for the benefit of their investees). Under SFAS 123 the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS 123 had been adopted. The Company has adopted SFAS 123 and elected to continue the intrinsic value based method of accounting for stock-based employee compensation plans and provide the required pro forma disclosures; therefore, the adoption of SFAS 123 did not have any effect on Loral SpaceCom's reported results of operations.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this report:

        Exhibit 11   --  Computation of Earnings (Loss) per Share For the Three Months Ended
                         June 30, 1996 and 1995.
        Exhibit 27   --  Financial Data Schedule

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LORAL SPACE & COMMUNICATIONS LTD.
                                                        Registrant

Date: August 13, 1996                               MICHAEL P. DEBLASIO

                                             Senior Vice President -- Finance
                                              (Principal Financial Officer)
                                                           and
                                              Registant's Authorized Officer

                                EXHIBIT INDEX


EXHIBIT NO.                                       DESCRIPTION
- ----------                                  -----------------------

  11                                        COMPUTATION OF EARNINGS (LOSS)
                                              PER SHARE

  27                                         FINANCIAL DATA SCHEDULE