Form 10-K
period 1996-12-31
LORAL SPACE & COMMUNICATIONS LTD
filed 1997-03-31
CIK 1006269

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM APRIL 1, 1996 TO
                               DECEMBER 31, 1996

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

                                                                     NAME OF EACH EXCHANGE
                       TITLE OF EACH CLASS                            ON WHICH REGISTERED
------------------------------------------------------------------  ------------------------
Common Stock, $.01 par value......................................  New York Stock Exchange

     The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or such shorter period as the registrant was required to file such reports and has been subject to such filing requirements for the past 90 days.

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in the registrant's definitive proxy statement incorporated by reference in Part III of this Form 10-K.

     At February 28, 1997, 191,092,308 common shares were outstanding, and the aggregate market value of such shares (based upon the closing price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $3 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1997 definitive proxy statement are incorporated by reference into Part III.

     The financial statements required by Rule 3.05 of Regulation S-X of the registrant's significant investee, Globalstar, L.P., are incorporated by reference herein from the Annual Report on Form 10-K filed by Globalstar Telecommunications Limited.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

                                  THE COMPANY

     Loral Space & Communications Ltd. and its subsidiaries ("Loral" or the "Company") is one of the world's leading satellite communications companies, with substantial interests in both the manufacture and operation of geosynchronous ("GEO") and low-earth-orbit ("LEO") satellite systems. Advances in technology which have dramatically improved satellites' price/performance ratios and increasing demand for telecommunications services worldwide are accelerating the integration of space-based communications systems with terrestrial wireless and wireline communications networks. Loral believes that it is well-positioned to capitalize on the numerous satellite communications service opportunities resulting from this trend.

     Loral was formed to effectuate the distribution of Loral Corporation's ("Old Loral") space and telecommunications businesses (the "Distribution") to shareholders of Old Loral pursuant to a merger agreement ("the Merger") dated January 7, 1996 between Old Loral and Lockheed Martin Corporation ("Lockheed Martin"). The Distribution was made on April 23, 1996.

     Loral manages and will soon own 100% of Space Systems/Loral, Inc. ("SS/L"), one of the world's leading manufacturers of space systems. Loral also manages and is the largest equity owner of Globalstar, L.P. ("Globalstar"), which is building and preparing to launch and operate a constellation of LEO satellites expected to be placed in service in 1998 that will support digital telephone service to handheld and fixed terminals worldwide. Loral, together with partners, will act as the Globalstar service provider in Canada, Brazil and Mexico and, with QUALCOMM Incorporated ("Qualcomm"), holds the exclusive right to provide in-flight phone service using Globalstar in the United States.

     On March 14, 1997, Loral acquired Skynet Satellite Services ("Skynet"), the third largest domestic satellite service provider from AT&T. The Skynet acquisition will advance the Company's strategy of becoming a global provider of satellite-based services and will complement the Company's existing satellite manufacturing capabilities. The Company believes that Skynet is positioned to benefit from the Company's focus on satellite-related businesses and intends to expand Skynet, which has heretofore limited its operations to the U.S. market, to become a worldwide satellite communications service provider.

     Loral intends to pursue additional satellite-based communications services opportunities, including CyberStar, a proposed worldwide high-speed broadband communications system comprised of three GEO satellites designed to provide interactive multimedia data transmission. Loral holds FCC orbital position assignments, subject to final licensure, for two of the necessary CyberStar orbital slots covering Asia, Europe and the Middle East. Loral and the other FCC applicants have reached an agreement for CyberStar's orbital assignment in the Americas region. FCC licensure for all of CyberStar's orbital locations is anticipated during 1997. Loral is also exploring opportunities to participate in offerings of domestic and international direct-to-home services ("DTH").

     Loral's strategy is to capitalize on its innovative capabilities, market position and advanced technologies to offer value-added satellite-based services as part of the evolving worldwide communications networks and, where appropriate, to form strategic alliances with major telecommunications service providers and equipment manufacturers to enhance and expand its satellite communications service opportunities.

     The following table presents a brief description of the orbital slots that the Company and Skynet are authorized to use. The Telstar 402R satellite is currently in service at 89 degreesW. The Company intends to use its LoralSat authorizations at 77 degreesW and 129 degreesW in connection with Skynet's business. All of its CyberStar authorizations are subject to final licensure.

            ORBITAL
             SLOTS                COVERAGE AREA                          FUNCTION
            -------           ---------------------      -----------------------------------------
Telstar:        69degreesW    North America
                89degreesW    United States
                                                         Video and data at C- and Ku-bands
                93degreesW    North America
                97degreesW    United States
LoralSat:       77degreesW(1) North America
                                                         Video and data at C- and Ku-bands
               129degreesW(1) North America
CyberStar:   105.5d greesE(2)(3) Asia
                28d greesE(2)(3) Europe, Middle East
                                                         Interactive broadband multimedia at
                                                         Ka-band
               115degreesW(2) North and South
                              America

---------------
(1) Loral's authority to use these orbital locations has been challenged in a proceeding before the FCC. The Company has also applied to expand coverage to South America subject to successful international coordination.

(2) FCC licensure for all of CyberStar's orbital locations is anticipated during 1997.

(3) While the FCC has associated these orbital slots with the Company for purposes of international coordination and is supporting the Company's position before the International Telecommunication Union ("ITU"), these orbital slots are subject to prior claims by third parties who have received the support of their respective countries before the ITU. There is no assurance that this international coordination will be successful.

COMPETITION

     The space and communications industry is highly competitive and many of the Company's competitors have significantly greater financial, technical and regulatory resources than those of the Company. The Company will compete with such parties for customers and for local regulatory approval in jurisdictions in which the Company or such third parties may wish to operate. In addition, the Company will have to compete for allocation of scarce frequency assignments and geosynchronous orbital slots in order to pursue its business plan. There is no assurance that the Company will be able to compete effectively against such parties. In addition, the Company may face additional competition from new entrants in the future.

                              SPACE SYSTEMS/LORAL

     SS/L is a worldwide leader in the design, manufacture and integration of telecommunications, weather and direct broadcast satellites with over 35 years experience. As one of the premier providers of satellites and other space systems, SS/L competes principally on the basis of technical excellence, a long record of reliable performance, competitive pricing and on-orbit delivery packages. The Company believes that SS/L's advanced manufacturing and testing facilities and long-term customer relationships have enabled SS/L to compete effectively in the commercial space systems marketplace. At March 31, 1997, Loral has a 75.5% ownership interest in SS/L and agreements in principle to acquire the remaining 24.5%.

     SS/L is the leading supplier of satellites to Intelsat, an international consortium of 135 member nations and the world's largest operator of commercial communications satellites. Other significant customers include APT Satellite, Chinasat, Globalstar, MCI, PanAmSat, Skynet and TCI. SS/L has an impressive track record of successful satellite programs, possesses a broad range of technological capabilities in spacecraft design, as well as all critical spacecraft subsystems, and maintains a completely integrated complex of satellite manufacturing, assembly, integration and testing facilities. The satellites built by SS/L have accumulated more than 600 years of service in space. This 600-year milestone represents the combined success of 82 communications and weather satellites built by SS/L during the past three and a half decades.

     SS/L has built a strong reputation for excellence in its field, with a history of technical innovation that includes producing the first three-axis stabilized satellites, introducing bipropellant propulsion systems for commercial satellites that permit significant increases in the satellites' payload and extend the satellites' on-orbit lifetime, introducing rechargeable nickel-hydrogen batteries with a life span of 10 years or more, pioneering the use of advanced composites to significantly enhance satellite performance at lighter weights and delivering the first communications satellite with more than ten kilowatts of power. SS/L also created the first multi-mission geostationary satellite. Since 1993, SS/L has shortened delivery schedules significantly, increased spacecraft reliability by 30% and increased spacecraft power by 60%. When combined with recent improvements in transmission technology, the total communications capacity of an SS/L satellite has increased 20-fold during this four-year period.

     Three major European space systems manufacturers, Aerospatiale, Alcatel and Finmeccanica (the "Alliance Partners"), currently hold or shortly will hold, in exchange for their SS/L common stock, Loral securities. SS/L and the Alliance Partners have agreed generally to operate as a team on satellite programs worldwide, to coordinate research and development activities and to share technological resources. SS/L believes that this strategic alliance has enhanced its technological and manufacturing capabilities and marketing resources and affords it access to international government and commercial customers more effectively than its U.S.-based competitors. For example, through the Alliance, SS/L has been able to enter the payload business in support of Aerospatiale's prime contract under the Eutelsat, Thaicom and Sirius programs.

     Loral made a strategic decision to increase its ownership in SS/L to 100%. The first step in implementing this strategy was the acquisition by Loral in August 1996 of the 18.3% interest in SS/L owned by certain partnerships affiliated with Lehman Brothers Inc. in exchange for 7,500,000 newly issued shares of common stock of the Company, 267,256 shares of common stock of GTL previously held by the Company and $4 million in cash. As a result of this transaction, the Company increased its ownership of SS/L from 32.7% to 51%. In March 1997, Loral increased its ownership to 75.5% by acquiring the SS/L common stock held by DASA and Finmeccanica for $93.5 million in cash and $93.5 million market value of Loral convertible preferred securities, respectively. In order to acquire the remaining 24.5% of SS/L, Loral shortly expects to complete similar transactions with Aerospatiale and Alcatel, who will each exchange their SS/L common stock for a combination of Loral common stock and Loral convertible preferred securities with a market value of $93.5 million.

PROGRAMS

     Some of SS/L's current programs include:

  Telecommunications

     Telstar. These telecommunications satellites being built for Skynet will be among the most powerful satellites in the industry. Telstar 5 and Telestar 6 will provide service to the United States, the Caribbean, Mexico and Southern Canada. Carrying a total of 52 transponders each, the satellites will generate about 50% more radio frequency power than any other fixed-service satellites. Telstar's increased payload capability will be achieved through the use of highly efficient techniques for dissipating thermal energy and for generating and storing electricity, together with extensive use of advanced composites such as high efficiency silicon cells and nickel-hydrogen batteries.

     Intelsat/FOS-II. In March 1997, SS/L entered into a contract with Intelsat to build two high-powered, high-capacity satellites, called the Follow-on Series ("FOS") II program. The FOS-II satellites will allow Intelsat to provide the Indian Ocean region with advanced communications and digital services to customers equipped with small earth stations. The FOS-II spacecraft will carry a significantly greater percentage of high-power amplifiers and solar array power than the Intelsat VIIA series. Each of the FOS-II satellites will operate 44 C-band transponders and 12 Ku-band transponders.

     Apstar-IIR. Using its proven standard three-axis configuration, SS/L is building a telecommunications satellite for a consortium comprised of Chinese state-owned companies and commercial firms based in Taiwan, Thailand, Macau and Singapore, that will provide regional and international telecommunications services to the Asia-Pacific region. Once operational, the Apstar-IIR will provide regional voice, video and data services. The satellite is expected to have a life span of more than 12 years. Its high power transponders are designed to enable the use of small diameter receiving dishes, providing an inexpensive means of establishing a direct-to-home satellite-based telecommunications network in the region.

     Chinasat 8. SS/L has contracted with China Telecommunications Broadcast Satellite Corporation ("Chinasat") to construct Chinasat 8, a high-powered communications satellite that will provide video, data and digital voice service throughout China.

     Mabuhay. SS/L is currently under contract with the Mabuhay Philippines Satellite Corp. to build the Mabuhay satellite, a telecommunications satellite that will provide commercial telephone, broadcasting and data services in the Philippines and the South China region. SS/L is the effective owner of the eight high-powered Ku-band transponders on Mabuhay and has interests in a partnership with Mabuhay to market DTH services in the region using this payload.

     M2A. In December 1996, SS/L entered into a contract with P.T. Pasifik Satelit Nusantara of Jakarta, Indonesia to build a high-powered satellite, the Multi-Media Satellite System ("M2A") and provide long lead parts for an optional second satellite. The contract also includes options to provide five additional satellites. M2A will provide multimedia and telephony services throughout Asia and will be the most powerful C-band satellite launched. The spacecraft also will have the ability to operate 54 transponders in the standard C-band, extended C-band and the X-band and will have seven shaped spot beams and one global beam. The satellite is designed to permit customers to use small, inexpensive terminals to receive and transmit both data and voice.

     PAS-7 and PAS-8. SS/L has a contract with PanAmSat for the PAS-7 and PAS-8 spacecraft which will be used for various applications.

  DTH Satellites

     SS/L has entered the new and growing direct-to-home satellite business through its contracts with MCI/News Corp., Tempo Satellite Inc., PanAmSat and Asia Broadcasting and Communications Network. DTH television, with hundreds of channels of digital programming, will be received by anyone with a satellite dish having diameters ranging between 18-36 inches. SS/L is currently building DTH satellites for MCI/News Corp. and Tempo to serve the U.S. markets, for PanAmSat to serve the Central and South American markets and for ABCN to serve Asian markets. These satellites will be high-powered, high-capacity satellites optimized for digital broadcast service. By using video compression technology, SS/L expects its customers to generate an 8-fold increase in the number of channels and programs available to viewers.

  Globalstar

     SS/L has designed and is prime contractor for the manufacture of Globalstar's constellation of 48 LEO satellites and 16 spare satellites (8 on-orbit) and will obtain launch services and launch insurance. These satellites will provide voice, data, fax and position-location services to public and private users worldwide.

  Weather and Environment

     GOES Weather Satellites. SS/L is the leader in the design and manufacture of weather satellites. SS/L is currently the principal supplier for the National Oceanic and Atmospheric Administration ("NOAA"), the world's largest buyer of weather satellites, and is prime contractor for NOAA's next generation of advanced weather-watching and environmental GOES satellites. The current GOES K, L and M satellites being built by SS/L for NOAA mark a new era in U.S. weather-watching. These satellites will be the first to provide 24-hour monitoring and measurement of dynamic weather events in real time. These satellites are the first three-axis, body stabilized, meteorological spacecraft to be used by NOAA, and will also be the first to provide simultaneous, independent imaging and sounding in geostationary orbit. The first satellite in the five-member series, GOES-8, was launched in April 1994 and GOES-9 was launched in May 1995.

     MTSAT. SS/L is manufacturing for Japan's Ministry of Transport the Multifunctional Transport Satellite, an advanced geostationary satellite that will play a crucial role in Japan's next generation of satellite-enhanced air traffic management systems. The MTSAT will provide enhancement of communication and position information to Japan's air traffic capability. These enhancements are provided through the use of satellite communications and navigational aids. Communication blind spots created by rugged terrain and buildings are expected to be virtually eliminated. The navigational and surveillance aid provided by the MTSAT will also make it possible to optimize aircraft routes which should result in greater air traffic capacity, planning and more economical travel. MTSAT will also provide weather observation and meteorological data transmission for the region. In addition to its advanced imaging capability, MTSAT is a complete data collection and dissemination system. MTSAT will broadcast processed data and imagery to users through the Asia-Pacific region, including airports, weather forecasting agencies and ships at sea.

  International Space Station Alpha

     SS/L is supplying the Rocketdyne Division of Boeing Corporation on-board electrical power systems for International Space Station Alpha. The program includes the design, development and production of nickel-hydrogen batteries, power control and power conditioning electronics equipment, and consolidated procurement of electronic parts for the entire power system.

TECHNICAL CAPABILITIES

     Active research and development projects are underway for both communications and payload equipment and supporting bus elements. Highlights of the payload program include the development of active microwave components, which are among the lightest and most compact in the industry, and high power handling state-of-the-art multiplexers and antennas that can be customized for various customer requirements within a year of satellite delivery. Investments in state-of-the-art computer-aided design and modeling tools have enabled SS/L to eliminate expensive and time-consuming prototyping of most equipment, thereby further reducing production time.

     SS/L's capabilities in spacecraft bus technologies are also evident in its composite structural design, which, with certain exceptions, allows structural components to be manufactured of light-weight/high-strength composite materials. SS/L was also the first to employ heat pipes in its bus to control heat transfer in commercial satellites, thereby providing a more benign temperature environment and increased reliability. Nickel hydrogen batteries, when combined with SS/L's patented thermal management system, provide one of the most efficient space batteries ever produced. A new technology currently being developed by SS/L could result in the doubling of such efficiency within the next three years. A new telemetry and command system employing serial interfaces is also being introduced in 1997.

     SS/L, in conjunction with a French traveling wave tube manufacturer, developed a new generation of traveling wave tubes that radiate heat directly to space rather than through the spacecraft structure. This technique has now become the worldwide standard for high-powered broadcast satellites.

     One of the primary factors affecting mission life and satellite costs is the design of the propulsion system. Typically, half of the launch weight of a satellite is related to the propulsion system and its fuel. Thus, continued advances in propulsion technology are essential to reducing the total cost of a satellite in orbit, to extending system life and to increasing payloads. SS/L pioneered the now-accepted industry standard use of integrated bipropellant propulsion systems for achieving orbit and on-orbit control.

     In 1992, SS/L became the first U.S. company licensed to exchange flight hardware with a Russian company. Through this joint venture, SS/L has developed a fully qualified electric propulsion system for on-orbit stationkeeping that is five times as efficient as its bipropellent predecessors.

FACILITIES

     To support its position as a leader in the commercial satellite marketplace, SS/L has designed and constructed advanced manufacturing and testing facilities. With more than 20 buildings covering nearly one million square feet, SS/L offers a full spectrum of satellite capabilities. Through its Alliance Partners, SS/L also provides joint development, manufacturing and testing of spacecraft and subsystems at facilities in France and Italy. Its comprehensive engineering, manufacturing and integration facilities range from laboratories focused on attitude-control systems, high-technology materials, solar arrays, batteries and power electronics, to enclosed test ranges for all-weather testing of antenna subsystems.

     High Bay Facility. A High Bay Facility provides a clean-room environment that prevents contamination during the satellite assembly process. This facility was recently doubled in size to provide greater capacity. The High Bay Facility is the focal point for all system-level activity, serving as the fabrication and assembly point for selected subsystems. By putting integration, assembly and testing activity in one large contiguous complex, SS/L was able to improve product quality and cost efficiency.

     Space Simulation Chamber. SS/L's 39-foot Space Simulation Chamber simulates the space environment, allowing testing of the satellite's ability to perform under on-orbit conditions. Thermal vacuum testing, in which the chamber is evacuated to 1/10,000,000 of atmospheric pressure, is conducted as well as temperature and operational testing. Banks of infrared heat lamps inside the chamber simulate radiated solar energy and liquid nitrogen pumped through tubing maintains the chamber walls at -196 degrees Celsius.

     Test Range. SS/L constructed a Compact Antenna Test Range ("CATR") that permits SS/L to test satellite radio frequency waves as they would appear 22,300 miles in space. This facility was designed for satellite testing and includes two precision machined 40- and 60-ton reflectors housed in a radio frequency quiet testing area. The CATR replaces outdoor test ranges twenty miles or more in length to test the beam shape produced by beam forming antenna arrays that focus the satellite's limited available transmitting power over the target region. The Company believes that SS/L's on-site CATR allows it to reduce its average time to delivery by more than two months. To supplement the CATR and to maximize use of the test range for complete antennae systems, SS/L has constructed a smaller near-field on-site test range for antennae subsystems, also in an enclosed, protected environment.

     Mission Control Center. The on-orbit lifetime of a modern spacecraft may be up to 15 years. Mission control centers, which may be used for the positioning of the spacecraft in its final orbit and the operation or monitoring of the spacecraft on a permanent basis, are available at SS/L and may be used for control during any of the mission phases, depending upon the customer's wishes. This self-contained center uses state-of-the-art communications, data processing, and display technology to maintain contact with launch sites and remote tracking stations during launch, orbit transfer, and checkout. It is used for all space flight programs requiring on-orbit delivery. It can monitor satellite telemetry and transmit satellite commands in order to maintain the satellite's position in space, control the performance of its mission and respond promptly to unanticipated anomalies. The operational experience gained from these co-located facilities is used to provide feedback to the spacecraft designers so that "user friendliness" can be incorporated into the design of future spacecraft.

     Solar Array Facility. This facility allows SS/L to perform in-house fabrication, integration and acceptance testing of solar arrays for its satellite program. It is capable of handling up to a five-panel array, and up to four different arrays can be integrated and tested concurrently.

     Materials Manufacturing Technology Center. Graphite composite parts that are used in satellite designs because of their advantageous combination of low weight, high strength and dimensional stability over thermal gradients are being assembled in-house at SS/L's materials laboratory.

     Battery and Power Electronics Facility. One of the most extensive U.S. space battery assembly and test facilities, this laboratory was designed and developed in conjunction with work performed by SS/L in connection with the International Space Station Alpha.

     Vibration Facility. Vibration modal surveys and random vibration tests are conducted at SS/L via vibration shakers, amplifiers and control facilities. SS/L's satellites are subjected to vibration testing which simulates the extreme stress of lift off.

CUSTOMERS

     Sales to the U.S. government represented 8%, 10% and 23% of revenues for the nine months ended December 31, 1996 and for the years ended March 31, 1996 and 1995, respectively. Sales to foreign customers, primarily in Asia, represented 25%, 27% and 15% of revenues for the nine months ended December 31, 1996 and for the years ended March 31, 1996 and 1995, respectively. For the nine months ended December 31, 1996, two commercial customers represented 28% and 15% of revenues. For the year ended March 31, 1996, two commercial customers represented 30% and 13% of revenues. Four commercial customers represented 23%, 20%, 15% and 13% of revenues for the year ended March 31, 1995.

COMPETITION

     Competition in the commercial satellite industry is intense. Among SS/L's significant competitors are Hughes, Lockheed Martin, Matra Marconi and TRW, many of whom have significantly greater financial, manufacturing, marketing and technical resources than those of SS/L. To the extent these companies offer products and services that are more sophisticated, cost-effective, efficient or reliable than those now offered or to be offered by SS/L, it could have a material adverse effect on SS/L. Further, SS/L's telecommunications satellites face competition from alternative technologies, including fiber optic cable technology, which could reduce demand for the services of SS/L's customers and thus for SS/L's telecommunications products.

SATELLITE CONTRACTS

     SS/L's major contracts fall into two categories: firm fixed-price contracts and cost-plus-award-fee contracts. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract. Risk of loss due to increased cost, therefore, is borne by SS/L. Under fixed-price contracts requiring work with lead times in excess of six months prior to delivery, SS/L may receive progress payments, generally in an amount equal to between 80% and 95% of monthly costs, or it may receive milestone payments upon the occurrence of certain program achievements. Under a cost-plus-award-fee contract, the contractor recovers its actual allowable costs incurred and receives a fee consisting of a base amount that is fixed at the inception of the contract (the base amount may be zero) and an award amount that is based on the customer's subjective evaluation of the contractor's performance in terms of the criteria stated in the contract.

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

RESEARCH AND DEVELOPMENT

     The Company believes that SS/L's future success will depend to a large degree on its ability to continue to conceive and develop new products and services and enhance existing products on a more rapid and less expensive basis than its competitors. Accordingly, SS/L expects to continue to invest in product-related research and development, to create new products and to seek customer and strategic partner investments in these products. These strategic relationships have included, and may include in the future, joint development arrangements, equity investments in joint ventures and acquisitions of strategic product lines and businesses.

     SS/L's internally-funded research and development expenditures were approximately $16.3 million, $11.2 million and $9.5 million, respectively, for the nine months ended December 31, 1996 and the fiscal years ended March 31, 1996 and 1995.

INSURANCE

     SS/L carries liability insurance and is indemnified under certain contracts with respect to certain potential liabilities to third parties arising from operation of SS/L's products. There can be no assurance, however, that such insurance and indemnification would be applicable to and adequate to cover SS/L's potential liabilities to third parties. Furthermore, SS/L cannot predict whether third-party liability insurance will continue to be available at premium levels that justify purchase of such insurance or whether insurance or indemnification will be available at all.

BACKLOG

     As of December 31, 1996, SS/L's funded backlog was approximately $1.5 billion. Total backlog was $2.2 billion. Backlog consists of aggregate contract values for firm product orders, excluding the portion previously included in operating revenues on the basis of percentage of completion accounting and priced options not awarded. Approximately $1.1 billion of funded backlog as of December 31, 1996 is currently scheduled to be performed within the next 12 months. Because many factors affect the conclusion of definitive agreements for contracts awarded and the production and delivery of SS/L's products, no assurance can be given as to whether or when revenues will be recognized from SS/L's backlog. Year-to-year comparisons of backlog are not necessarily indicative of future operations.

                                   GLOBALSTAR

     The Company owns, directly and indirectly, approximately 34% of Globalstar's outstanding equity and has overall management responsibility for the design, construction, deployment and operation of the Globalstar System.

     Globalstar is building and preparing to launch and operate a worldwide, LEO satellite-based digital telecommunications system. The Globalstar System(TM) is designed to enable local service providers to offer low-cost, high quality wireless voice telephony and data services in virtually every populated area of the world. To date, Globalstar's designated service providers have agreed to offer Globalstar service and seek to obtain all necessary local regulatory approvals in more than 100 nations, accounting for approximately 88% of the world's population.

     The Globalstar System's worldwide coverage is designed to enable its service providers to extend modern telecommunications services to millions of people who currently lack basic telephone service and to enhance wireless telecommunications in areas underserved or not served by existing or future cellular systems, providing a telecommunications solution in parts of the world where the build-out of terrestrial systems cannot be economically justified. The Globalstar System has been designed to provide services at prices comparable to today's cellular service and substantially lower than the prices announced by Globalstar's anticipated principal competitors. Globalstar service providers will set their own retail pricing in their assigned service territories and will pay Globalstar approximately $0.35 to $0.55 per minute on a wholesale basis.

     Globalstar users will make and receive calls through a variety of Globalstar phones, including hand-held and vehicle-mounted units similar to today's cellular telephones, fixed telephones similar either to phone booths or ordinary wireline telephones, and data terminals and facsimile machines. Dual-mode and tri-mode Globalstar Phones will provide access to both the Globalstar System and the subscriber's land-based cellular service. Each Globalstar Phone will communicate through one or more satellites to a local Globalstar service provider's interconnection point (known as a gateway) which will, in turn, connect into existing telecommunications networks.

     As of February 1997, each of the elements of the Globalstar System -- space and ground segments, digital communications technology, handset supply, service provider arrangements and licensing -- is on schedule to begin launching satellites in the second half of 1997, to commence commercial operations in the second half of 1998 and to have a full constellation of 48 operational satellites, plus eight in-orbit spares, launched by the end of 1998:

          Space Segment. The first Globalstar satellite has been fully-assembled and is now in pre-flight testing, and another four satellites are currently being assembled. Production is proceeding on schedule for the remaining satellites. Three different launch providers have signed definitive agreements for the launch of the Globalstar satellite constellation, providing a variety of launch options and considerable launch flexibility. Mission operations preparations and launch vehicle production and dispenser development are on schedule.

          Ground Segment. The first four Globalstar gateways, which are currently in advanced development and are to be located in Australia, France, South Korea and the United States, are currently under construction. These gateways will support Globalstar's data network, monitor the initial launch and orbital placement of Globalstar's first satellites, and serve as prototypes for production gateways that will support Globalstar service. In addition, Globalstar's satellite operations control center ("SOCC") facility has been completed.

          Digital Communications Technology. Qualcomm's Code Division Multiple Access ("CDMA") technology has now been successfully deployed in South Korea, Hong Kong and cities in the United States supporting terrestrial personal communications services ("PCS") and digital cellular service, and its CDMA implementation for Globalstar has been successfully demonstrated in a simulated satellite environment. This demonstration validated Globalstar's encoding, modulation, control software, time and frequency distribution and up/down links between satellites and handsets.

          Handset Supply. Qualcomm and two other manufacturers, Ericsson and TELITAL, are on schedule in their design and development of Globalstar's handset.

          Service Providers. Globalstar and its partners have been seeking alliances with service providers throughout the world and have entered into a number of agreements in specific territories. For example, in November 1996, ChinaSat, a subsidiary of China's Ministry of Posts and Telecommunications, agreed to act as the exclusive distributor of Globalstar services in China and to support four Globalstar gateways, the first of which is expected to be operational by 1998. Globalstar has also formed a joint venture with the principal Russian long distance carrier, Rostelecom, to provide Globalstar service in that country and is negotiating a service provider agreement with that joint venture. Globalstar believes that these relationships with in-country service providers will facilitate the granting of local regulatory approvals -- particularly where, as is the case in China, the service provider and the licensing authority are one and the same -- as well as providing local marketing and technical expertise.

          Licensing. In January 1995, the Federal Communications Commission ("FCC") granted authority for the construction, launch and operation of the Globalstar System and assigned spectrum for its user links. Later that year, the 1995 World Radiocommunication Conference ("WRC95") allocated feeder link spectrum on an international basis for mobile satellite services ("MSS") systems such as Globalstar, and in November of 1996 the FCC authorized Globalstar's feeder links.

     Globalstar has raised or received commitments for approximately $2.0 billion in equity, debt and vendor financing, representing 78% of the total financing currently expected to be required to complete the system and to achieve worldwide operations. As a result of several recent decisions designed to assure and upgrade system performance and maintain schedule -- including procurement of three launches on the Starsem Soyuz launch vehicle, additional communications system integration testing procedures, development of additional and enhanced service features, cost growth and other factors -- Globalstar currently estimates the cost for the design, construction and deployment of the Globalstar System, including working capital, cash interest on anticipated borrowings and operating expenses, to be approximately $2.5 billion, as compared with approximately $2.2 billion estimated at December 31, 1995. In addition, Globalstar has agreed to purchase from SS/L eight additional spare satellites at a cost estimated at approximately $175 million.

     The Globalstar System has been designed to address the substantial and growing demand for telecommunications services worldwide, particularly in developing countries. More than 3 billion people today live without residential telephone service, many of them in rural areas where the cost of installing wireline service is prohibitively high. Moreover, even where telephone infrastructure is available in developing countries, outdated equipment often leads to unreliable local service and limited international access. The number of worldwide fixed phone lines has increased from 469 million in 1988 to 753 million in 1996 and is projected to increase to 1.2 billion by 2002. Nonetheless, during the same period, waiting lists for fixed service have increased from 30 million to 45 million, resulting in an average waiting time before installation of approximately one and a half years. Similarly, the cellular market has grown from four million worldwide subscribers in 1988 to an estimated 123 million in 1995 and is projected to increase to 334 million by 2001. At that time, it is projected that only 40% of the world's population will live in areas with cellular coverage. The remaining 60% of the world's population will have access to wireless telephone service principally through satellite-based systems like the Globalstar System. Globalstar believes that its addressable market exceeds 30 million people.

     The Globalstar System has been designed with attributes which the Company believes compare favorably to other proposed global MSS systems including: (i) Globalstar's unique combination of CDMA technology and path diversity through multiple satellite coverage, which will reduce call interruptions and signal blockage from obstructions and will use satellite power more efficiently; (ii) a proven space segment design without complex intersatellite links or on-board call processing and a ground segment with flexible, low-cost gateways and competitively priced Globalstar Phones; (iii) lower average wholesale prices than other proposed MSS systems and (iv) gateways installed in most major countries, minimizing tail charges (i.e. amounts charged by carriers other than the Globalstar service provider for connecting a Globalstar call through its network), resulting in low costs for domestic and regional calls, which will account for the vast majority of Globalstar's anticipated usage.

STRATEGIC PARTNERS

     Globalstar has selected strategic partners whose marketing, operating and technical expertise will enhance Globalstar's capabilities. These partners are playing key roles in the construction, operation and marketing of the Globalstar System. Globalstar's founding partners are Loral and Qualcomm, the leading supplier of CDMA digital telecommunications technology. Globalstar's other strategic partners are:

TELECOMMUNICATIONS      TELECOMMUNICATIONS EQUIPMENT
SERVICE PROVIDERS    AND AEROSPACE SYSTEMS MANUFACTURERS
-----------------    -----------------------------------
- AirTouch           - Alcatel
- Dacom              - Alenia
- France Telecom     - DASA
- Vodafone           - Finmeccanica
                     - Hyundai
                     - SS/L

     SS/L is providing the system's satellites under a fixed-price contract that also requires SS/L to obtain launch services and launch insurance. Qualcomm is designing and will manufacture Globalstar Phones and gateways and certain ground support equipment.

BUSINESS STRATEGY

     Globalstar's strategy for successful operation is based upon: (i) providing potential users worldwide with high quality telecommunications services, (ii) employing a system architecture designed to minimize cost and technological risks and (iii) leveraging the marketing, operating and technical capabilities of its strategic partners.

WORLDWIDE HIGH QUALITY SERVICE

     To achieve rapid and sustained customer acceptance of the system, the Globalstar System has been designed to provide a high quality, worldwide service that combines the best of existing cellular service with the technological advantages of the Globalstar System as described herein to meet the needs of individual end users.

     Worldwide Coverage and Access. The Globalstar System's worldwide coverage has been designed to enable its service providers to extend modern telecommunications services rapidly and economically to significant numbers of people who currently lack basic telephone services and to enhance wireless telecommunications in areas underserved or not served by existing or contemplated cellular systems. Globalstar expects to provide a communications solution in parts of the world where the build-out of terrestrial systems cannot be economically justified. The Globalstar System has also been designed to enable international travelers to make and receive calls at a unique telephone number through their mobile Globalstar Phone anywhere in the world where Globalstar service is authorized by local regulatory authorities.

     Multiple Satellite Coverage; Soft Handoff. CDMA digital communications technology combined with continuous multiple satellite coverage and signal path diversity (a patented SS/L method of signal reception not available to competing systems) will enable the Globalstar System to provide service to a wide variety of locations, with less potential for signal blockage from buildings, terrain or other natural features. Globalstar Phones have been designed to operate with a single satellite in view, although typically signals from two to four satellites overhead will be combined to provide service. Therefore, the loss of an individual satellite is not expected to result in any gap in global coverage. Each mobile Globalstar Phone has been designed to communicate with as many as three satellites simultaneously, combining the signals received to ensure maximum service quality. As satellites are constantly moving in and out of view, they will be seamlessly added to and removed from the calls in progress, thereby reducing the risk of call interruption.

     Superior Call Quality; Increased Privacy. Based on terrestrial simulations of the Globalstar System, Globalstar expects that Qualcomm's CDMA digital technology will enable Globalstar to provide digital voice services which will have clarity, quality and privacy similar to those of existing digital land-based cellular systems. Qualcomm's CDMA technology, which is available to Globalstar on an exclusive basis for commercial MSS applications, has also been selected for digital cellular service by 12 of the 15 largest U.S. cellular service providers and the two largest holders of PCS services in the U.S. (by population served).

     Efficient Use of Satellite Resources. The Globalstar System's use of multiple satellites to communicate with each Globalstar Phone (a patented SS/L method of signal reception not available to competing systems) has been designed to allow its communications signals to bypass obstructions. Path diversity is expected to permit Globalstar to maintain its desired level of service quality while using less power and satellite resources than would be required in a system using single path satellites, which attempt to penetrate obstructions by using higher single satellite power and overall higher link margins.

     No Voice Delay. Globalstar satellites' LEO of 750 nautical miles is expected to result in no perceptible voice delay, as compared with the noticeable time delay of calls utilizing geosynchronous satellites, which orbit at an altitude of 22,500 nautical miles. Globalstar believes that its system will also entail noticeably less voice delay than mid-medium orbit MSS systems and, in many cases, than LEO systems requiring on-board satellite call processing to support satellite-to-satellite switching systems.

     EMPLOYING A SYSTEM ARCHITECTURE DESIGNED TO MINIMIZE COST AND RISK

     Simple, Cost-Effective System Architecture. To achieve low cost, reduce technological risk and accelerate its deployment, Globalstar has devised a system architecture using small satellites incorporating well-established design features, and located the system's call processing and switching operations on the ground, where they are accessible for maintenance and can benefit from continuing technological advances. Hand-held and vehicle-mounted Globalstar Phones are anticipated to be priced comparably and will be similar in function to current digital cellular telephones. Dual-mode and tri-mode Globalstar Phones will be able to access both Globalstar and a variety of local land-based analog and digital cellular services, where available. Multiple manufacturers will be licensed to manufacture Globalstar Phones in order to promote competition and reduce prices. Globalstar gateways have been competitively priced in order to encourage the placement of one or more gateways in each country served, thus reducing tail charges for the terrestrial portion of each call.

     Low-Cost Service. Globalstar intends to offer its service providers effective average prices substantially lower than those announced by its anticipated principal competitors. Globalstar's service providers will set their own retail pricing and will pay to Globalstar wholesale prices generally expected to range between $0.35 and $0.55 per minute. Another proposed satellite-based system has proposed retail pricing of more than $3.00 per minute. As a result of its pricing commitments to its service providers or as a result of competitive pressures, Globalstar may not be in a position to pass on to its service providers unexpected increases in the cost of constructing the Globalstar System. However, Globalstar believes that its low system and operating costs and high gross margins at target pricing and usage levels provide it with substantial additional pricing flexibility if necessary to meet competition.

     Simple Space Segment of Proven Design. Globalstar believes its system will cost less to design and construct and may be the first of the proposed worldwide systems to provide commercial service. To achieve low cost, reduce technological risk and accelerate deployment of the Globalstar System, Globalstar's system architecture uses small satellites incorporating a well-established repeater design that acts essentially as a simple "bent pipe," relaying signals received directly to the ground. All of the system's call processing and switching operations are on the ground, where they are accessible for maintenance and can benefit from continuing technological advances. The Globalstar space segment is being manufactured under a fixed-price contract with SS/L. The contract provides for the construction of 56 satellites meeting designated performance specifications and for SS/L to obtain launch services and launch insurance.

     Flexible, Low-Cost Ground Segment. Globalstar has been designed to offer local governments and service providers affordable telephone infrastructure where the cost of build-out of land-based wireline or wireless telephone systems is either too great or not economically justifiable. By purchasing a single gateway for approximately $3 million to $8 million (depending on the capacity desired), a service provider can extend basic telephone service to fixed terminals on a national basis in countries as large as Saudi Arabia and mobile service to cover an area almost as large as Western Europe. As a result of the low cost of its gateways, Globalstar expects that its service providers will install gateways in most of the major countries in which they offer service. Each country with a Globalstar gateway will have access to domestic service without the imposition of international tail charges on in-country calls, thereby offering subscribers the lowest possible cost for domestic calls, which account for the vast majority of all cellular calls today.

     Competitively Priced Globalstar Phones. Hand-held and vehicle-mounted Globalstar Phones are anticipated to be priced comparably and will be similar in function to current digital cellular telephones. Moreover, mobile Globalstar Phones will use less power on average than conventional analog cellular telephones and are therefore expected to enjoy longer battery life. Dual-mode and tri-mode Globalstar Phones will be able to access both Globalstar and a variety of local land-based analog and digital cellular services, where available. Mobile and fixed Globalstar Phones are expected to cost less than $750 each, and Globalstar public telephone booths are expected to cost between $1,000 and $2,500, depending upon desired capacity and the number of units sharing a fixed antenna. Qualcomm is required to license three additional manufacturers of Globalstar Phones and has recently granted a license to each of Ericsson and TELITAL for such purpose; Globalstar believes that licensing multiple manufacturers will spur competition, which will reduce prices. As is the case with many cellular systems today, service providers may subsidize the cost of Globalstar Phones to generate additional usage revenue. In addition, national and local governments may subsidize some or all elements of system cost, particularly in rural areas, thereby reducing the cost of access to subscribers.

     LEVERAGING THE CAPABILITIES OF GLOBALSTAR'S STRATEGIC PARTNERS

     Loral has overall management responsibility for the design, construction, deployment and operation of the Globalstar System. Globalstar's strategic partners will play key roles in the design, construction, operation and marketing of the Globalstar System.

     Telecommunications service providers AirTouch, Dacom, France Telecom and Vodafone are providing in-country marketing and telephony expertise to Globalstar. Globalstar's strategic partner service providers have been granted exclusive rights to provide Globalstar service in 71 countries around the world in which they have particular marketing strength and experience and access to an established customer base of 60 million subscribers. Six additional service providers have agreed to offer Globalstar service in 32 additional countries. To maintain their service provider rights on an exclusive basis, these service providers and additional service providers are required to make minimum payments to Globalstar equal to 50% of target revenues. Based upon current targets (which are subject to adjustment in 1998 based upon an updated market analysis), such minimum payments total approximately $5 billion through 2005. In order to accelerate the deployment of gateways around the world prior to the In-Service Date, Globalstar and the service providers intend to jointly finance the procurement of 33 gateways for resale to service providers. Globalstar expects to recover its investment in this gateway financing program from such resales. There can be no assurance that the service providers will elect to retain their exclusivity and make such payments or place such orders for Globalstar Phones and gateways.

     Globalstar expects to add additional service providers in order to provide coverage throughout the world. Each service provider will, subject to obtaining required local regulatory approvals, market and distribute Globalstar service in its designated territories and own and operate the gateways necessary to serve its markets.

     Telecommunications equipment and aerospace systems manufacturers SS/L, Alcatel, Alenia, DASA, Finmeccanica and Hyundai have contracted to design, build and deploy the Globalstar System. Qualcomm, using its CDMA technology, is designing and will manufacture Globalstar Phones and gateways and has primary responsibility, along with Globalstar, for the design and implementation of the ground operations control centers ("GOCCs"). Qualcomm's CDMA technology is available to Globalstar on an exclusive basis for commercial MSS satellite applications. SS/L is performing under a fixed-price contract for the construction of Globalstar's satellites in conjunction with its alliance partners, Aerospatiale, Alcatel, DASA and Finmeccanica, and with Hyundai.

THE GLOBALSTAR SYSTEM

     Globalstar intends to offer low-cost, high quality telecommunications services throughout the world. The Globalstar System will be comprised of its 48-satellite LEO constellation (together with eight on-orbit and eight additional spare satellites) and a Ground Segment consisting of two SOCCs and two GOCCs, Globalstar gateways in each region served, and mobile and fixed Globalstar Phones. Globalstar will own and operate the satellite constellation, the SOCCs and the GOCCs, as well as four gateways; the remaining elements of the system will be owned by Globalstar's service providers and their subscribers. The descriptions of the Globalstar System are based upon current design and are subject to modification in light of future technical and regulatory developments.

     Globalstar Services and Globalstar Phones. Globalstar's most important service will be voice telephony service, which Globalstar is expected to offer through telephone booth-like installations and other fixed telephones located in areas without any landline or cellular telephone coverage, and through hand-held and vehicle-mounted Globalstar Phones, similar to existing cellular telephones. Globalstar is also expected to offer paging, facsimile and messaging services and position location capabilities, which may be integrated with its voice services or marketed separately, as well as environmental and asset monitoring from remote locations and other forms of data transmission.

  Voice Services

     Based on terrestrial simulations of the Globalstar System, Globalstar expects that its digital voice services will have clarity, quality and privacy similar to those of existing digital land-based cellular systems. Moreover, the system has been designed to minimize call interruptions ("dropped calls") resulting from movements on the part of the user or the satellites. Globalstar is expected to offer the full range of voice services provided by modern land-based telephone networks, including options such as call forwarding, conferencing, call waiting, call transfer and reverse charging ("collect calls"). Globalstar's voice services will be digital in nature and therefore difficult for unauthorized listeners to intercept and decode and, as a result, will be more secure than those offered by analog systems such as existing cellular telephones. The Globalstar System will function best when there is an unobstructed line-of-sight between the user and one or more of the Globalstar satellites overhead. Competing systems without Globalstar's path diversity depend on each user maintaining contact with a single satellite. Obstacles such as buildings, trees or mountainous terrain may degrade service quality, more so than would be the case with terrestrial cellular systems, and service may not be available in the core of high-rise buildings.

     By planning for volume production and utilizing commercially available off-the-shelf components where possible, Globalstar expects that its Globalstar Phones, unlike those of certain other proposed MSS systems, will be priced comparably to current state-of-the-art digital cellular telephones. Qualcomm has agreed to design and manufacture a number of versions of Globalstar Phones. It has granted a license to manufacture Globalstar Phones to each of Ericsson and TELITAL and has agreed to license at commercially reasonable royalty rates at least one additional qualified Globalstar Phone manufacturer.

     Fixed Globalstar Phones for No-Telephone Areas. The majority of the world's population does not have access to any of the basic telephone services that are available to most residents of developed nations. Public installations of one or more Globalstar Phones, configured as telephone booths and powered by local generators or solar panels connected to a directional antenna aimed at the satellites overhead, would be important resources for remote villages currently lacking basic telephone service. Government officials, among other individuals, as well as commercial enterprises in remote areas such as mining and logging operations, are expected to utilize fixed Globalstar Phones which will operate like landline telephones, but will be connected to directional Globalstar antennas. Directional antennae also provide for more efficient use of the system's capacity.

     Mobile Globalstar Phones for No-Cellular Areas. In certain regions, land-based cellular systems cannot be economically justified because of their population density or geographic characteristics. As a satellite-based system with worldwide coverage, Globalstar can efficiently offer both hand-held and vehicle-mounted mobile service in these areas through its single-mode mobile Globalstar Phones. These units are expected to be similar in function and cost to today's full-featured cellular telephones. Unlike any cellular telephone in existence today, however, these units will have the ability to operate (both for making and receiving calls) in virtually every inhabited area of the world where Globalstar service is authorized.

     Globalstar mobile terminals will all be equipped with omnidirectional antennas, similar to cellular telephone antennas, that connect equally well regardless of the direction in which they are pointed. Each mobile terminal will communicate with all satellites in view and will have the built-in signal processing intelligence to constantly seek out and select the strongest signal transmitted from overhead, combining the signals received to ensure maximum service quality. Further, Globalstar Phones will automatically vary their power output as necessary to maintain call quality and connectivity. As a result of this efficiently-managed power system, mobile Globalstar Phones are expected to draw less power, on average, than conventional cellular telephones and are therefore expected to enjoy longer battery life.

     Dual-Mode and Tri-Mode Globalstar Phones for Local and Global
Roaming. Current cellular system subscribers who need a mobile telephone that also works when they travel to areas without compatible cellular coverage (or that have no cellular coverage at all) will be offered Globalstar service through dual-mode and tri-mode handsets and vehicle-mounted units. Dual-mode and tri-mode telephones will also permit the user to access Globalstar service when cellular access is temporarily blocked by interference, terrain or over-capacity. Like Globalstar's single-mode mobile telephones, dual-mode and tri-mode telephones will enable the user to make and receive calls through a unique access number anywhere in the world where service is authorized.

     Dual-mode and tri-mode Globalstar Phones can be programmed by the service provider to automatically utilize the chosen land-based cellular service whenever it is available and to otherwise process the call through Globalstar; they can also be programmed for manual selection between Globalstar and the land-based cellular system. Dual-mode and tri-mode Globalstar Phones are being developed for the most widely-based conventional cellular modulation. The dual-mode pairs are expected to include: Globalstar/CDMA, Globalstar/Advanced Mobile Phone Systems (AMPS) and Globalstar/Global System for Mobile Communications (GSM).

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

     Position Location. Frequent, accurate readings of position location for large numbers of vehicles is critical information for the efficient management of fleets of trucks and railcars. Qualcomm's OmniTRACS system, which relays position location information to a central location and offers messaging capabilities, is expected to be deployed on the Globalstar System and offered to Globalstar service providers to address this need.

GLOBALSTAR SYSTEM CAPACITY

     The estimated capacity of the Globalstar System is anticipated to be in the range of approximately 800 million to 1 billion call minutes per month assuming equal fixed and mobile usage. However, Globalstar's total effective system capacity will depend on a number of variables. The number of call minutes per month the system can support will depend primarily on (i) the total bandwidth available to CDMA MSS systems, (ii) the number of systems sharing that bandwidth, (iii) the total number of subscribers, (iv) the type of Globalstar Phones (fixed or mobile) used and (v) the level of average system availability required. Capacity will also depend upon a number of other variables, including
(i) the peak hour system utilization pattern, (ii) average call length and (iii) the distribution of Globalstar Phones in use over the surface of the Earth.

COMPETITION

     Competition in the telecommunications industry is intense, fueled by rapid and continuous technological advances and alliances between industry participants on an international scale. Although no present participant is currently providing the same global personal telecommunications service proposed by Globalstar, it is anticipated that one or more additional competing MSS systems will be launched and that the success, or anticipated success, of Globalstar and its competitors could attract other entrants. If any of Globalstar's competitors succeed in marketing and deploying its system substantially earlier than Globalstar, Globalstar's ability to compete in areas served by such competitor may be adversely affected. A number of satellite-based telecommunications systems not involved in the MSS Proceeding have also been proposed using geosynchronous satellites and, in one case, the 2 GHz band for a MEO system.

     Globalstar's most direct competitors are the two other MSS applicants which received FCC licenses, Iridium and Odyssey. Although Iridium has announced plans to launch its first satellites within the upcoming months, Globalstar does not believe that Iridium will be in service substantially earlier than Globalstar's In-Service Date. Odyssey's launch date is unknown. ICO was not an applicant or a licensee in the MSS proceeding or any other proceedings before the FCC; it is seeking to operate in a different frequency band not available for use by MSS systems under current international guidelines in place until 2000. Comsat, the U.S. signatory to Inmarsat, has applied to the FCC to participate in the procurement of facilities of the system proposed by ICO. It has also sought FCC approval of a proposal to extend the scope of services provided by

Inmarsat, currently limited to maritime services, to include telecommunication services to land-based mobile units. These applications are currently pending before the FCC. Comsat has been instructed in the past by the U.S. government to seek to ensure that ICO does not receive preferred access to any market and that nondiscriminatory access to such areas for all mobile satellite communications networks be established, subject to spectrum coordination and availability. Nonetheless, because ICO is affiliated with Inmarsat and because its investors include the state-owned telecommunications monopolies in a number of countries, there can be no assurance that ICO might not be given preferential treatment in the local licensing process in those countries. It is also possible that one or more of the two pending MSS applicants will demonstrate financial qualifications sufficient to obtain an FCC license and become a competitor of Globalstar.

     Geostationary-based satellite systems, including American Mobile Satellite Corporation ("AMSC"), Asia Pacific Mobile Telecom ("APMT"), Afro-Asia Satellite ("ASC"), PTAsia Cellular Satellite ("ACeS"), Lockheed Martin's Satphone and Comsat's Planet-1, plan to provide satellite-based telecommunications services in areas proposed to be serviced by Globalstar. Certain of these systems are being proposed by governmental entities. Because some of these systems involve relatively simple ground control requirements and are expected to deploy no more than two satellites, they may succeed in deploying and marketing their systems before Globalstar. In addition, coordination of standards among regional geostationary systems could enable these systems to provide worldwide service to their subscriber base, thereby increasing the competition to Globalstar.

     It is expected that as land-based telecommunications service expands to regions currently not served by wireline or cellular services, demand for Globalstar service in those regions may be reduced. If such systems are constructed at a more rapid rate than that anticipated by Globalstar, the demand for Globalstar service may be reduced at rates higher than those assumed by Globalstar. Globalstar may also face competition in the future from companies using new technologies and new satellite systems. New technology could render Globalstar obsolete or less competitive by satisfying consumer demand in alternative ways, or through the introduction of incompatible telecommunications standards. A number of these new technologies, even if they are not ultimately successful, could have an adverse effect on Globalstar as a result of their initial marketing efforts. Globalstar's business would be adversely affected if competitors began operations or expanded existing operations in Globalstar's target markets before completion of its system.

RESEARCH AND DEVELOPMENT

     Globalstar has entered into a contract with Qualcomm whereby Qualcomm is performing certain development tasks related to the Globalstar System. In addition, Globalstar is performing certain in-house engineering tasks that are classified as development costs. Total development expenses incurred for the years ended December 31, 1996 and 1995 and the period from March 23 (commencement of operations) to December 31, 1994 were $42 million, $63 million and $21 million, respectively.

                                     SKYNET

     On March 14, 1997, the Company acquired Skynet for $478 million in cash. Skynet is a leading U.S. satellite communications service provider that owns and operates the Telstar satellite network. Skynet's customers lease transponder capacity to distribute network television programming to local affiliate stations, collect live video feeds for the reporting of news and sporting events, and to offer direct-to-home subscription and pay-per-view television programming, distance learning and educational television, as well as business services such as VSAT networks, data distribution for information services and other business television services. The Company intends to expand Skynet, which has heretofore limited its operations to the U.S. market, to become a worldwide satellite service provider.

     Skynet currently has one high-powered satellite operating in orbit. This satellite provides coverage over the continental U.S., Hawaii, Alaska, Puerto Rico and the U.S. Virgin Islands and is equipped with 24 C-band and 24 Ku-band transponders. Skynet also owns and operates Telstar 302 and Telstar 303. These satellites have already exceeded their 10-year design life and are now in inclined orbits, generating modest revenues from customers that have tracking antennas or do not require continuously-available service.

     Skynet holds FCC licenses to construct, launch and operate three additional high-powered C/Ku band satellites. The addition of these satellites will substantially increase Skynet's capacity within the United States, and will extend its coverage area to Canada and Mexico, subject to obtaining rights from regulatory authorities in those countries. Telstar 5 is expected to be in service in 1997. Skynet has entered into a contract with SS/L for on-orbit delivery (including launch and launch insurance) of Telstar 5 and Telstar 6, with options for Telstar 7 and a ground spare. These satellites are each expected to be equipped with 24 C-band and 28 Ku-band transponders. Skynet expects to expend approximately $200 million in 1997 under this contract.

     The following table sets forth certain data concerning Skynet's existing and planned satellites.

                                               MAXIMUM     IN SERVICE
       SATELLITE    TRANSPONDERS   BANDWIDTH    EIRP          DATE
    ---------------------------    -------    ---------    ----------
    Telstar 302*    24 C-band      36 MHz     35 dBW            11/84
    Telstar 303*    24 C-band      36 MHz     35 dBW             9/85
    Telstar 402R    24 C-band      36 MHz     35.2 dBW          11/95
                    8 Ku-band      54 MHz     44.3 dBW
                    16 Ku-band     27 MHz
    Telstar 5       24 C-band      36 MHz     37 dBW             1997
                    4 Ku-band      54 MHz     46.5 dBW
                    24 Ku-band     27 MHz
    Telstar 6       24 C-band      36 MHz     37 dBW             1999
                    4 Ku-band      54 MHz     46.5 dBW
                    24 Ku-band     27 MHz

---------------

* Currently operating in inclined orbit. Telstar 302 and Telstar 303 are operating beyond their designed lives, and, subject to FCC approval, can be expected to continue to generate modest revenues for approximately two years.

     Transponders on Telstar 402R are used by ABC and Fox television networks and the Public Broadcasting System. As a result, local affiliates of these networks, as well as schools and universities that wish to receive PBS broadcasts directly, have antennas pointed at Skynet's satellite. This configuration creates a "neighborhood" attractive to other users requiring similar distribution channels, giving the Company a competitive advantage in serving both television networks and television programming syndicates and for distance learning.

     Although Skynet has generally leased transponder capacity to its customers, it had in the past sold some of its transponder capacity to third parties. In the future, Skynet intends to make its transponders available only on a leased basis. Due to the on-orbit failure of Telstar 401 in January 1997, a total of 8 C-band and 11 Ku-band transponders on Telstar 402R and Telstar 5 will be used to restore service to Skynet customers who had previously purchased transponders on Telstar 401. If such customers choose not to be restored on Telstar 402R or Telstar 5, these transponders will then be available for lease at prevailing market rates and Skynet will refund the unamortized portion of the purchase price.

COMPETITION

     Skynet is subject to significant competition. Skynet's competitors in the U.S. domestic satellite services industry have significantly greater financial, manufacturing, marketing and technical resources than those of the Company. As the Company expands into international markets, it will have to compete, in addition, with international operators including Intelsat and PanAmSat. Further, Skynet's satellites face competition from alternative technologies, including fiber optic cable technology and other terrestrial alternatives, which could reduce demand for its services.

     AT&T has agreed for a period of three years from the acquisition not to compete with the Company in providing and marketing certain satellite services as well as in the operation of certain satellites, and to afford the Company preferred supplier status with respect to its purchase of certain satellite services for a period of five years following the acquisition.

                              K&F INDUSTRIES, INC.

     Loral owns 22.5% of K&F, which through its wholly owned subsidiary, Aircraft Braking Systems Corporation, is one of the world's leading manufacturers of aircraft wheels, brakes and anti-skid systems for commercial transport, general aviation and military aircraft. K&F sells its products to virtually all major airframe manufacturers and most commercial airlines and to the United States and certain foreign governments. In addition, K&F through its wholly owned subsidiary, Engineered Fabrics Corporation ("Engineered Fabrics"), believes it is the leading worldwide manufacturer of aircraft fuel tanks, supplying approximately 90% of the worldwide general aviation and commercial transport market and over one-half of the domestic military market. Engineered Fabrics also manufactures and sells iceguards and specialty coated fabrics used for storage, shipping, environmental and rescue applications for commercial and military uses. Some of K&F's customers include American Airlines, Delta Air Lines, Alitalia, Japan Air Systems, Lufthansa, Swissair, Northwest Airlines, United Airlines, USAirways and Continental Airlines. Its products are also used in a number of military aircraft, including the F-14, F-16, F-18 and the C-130. Backlog at December 31, 1996 amounted to approximately $167 million. Backlog consists of firm orders for K&F's products which have not been shipped. Approximately 84% of such total backlog is expected to be shipped by December 31, 1997, with the balance expected to be shipped over the subsequent two-year period.

                         PATENTS AND PROPRIETARY RIGHTS

     SS/L relies, in part, on patents, trade secrets and know-how to develop and maintain its competitive position. It holds 127 patents in the U.S. and 138 patents abroad and has applications for 45 patents pending in the U.S. and 176 patents pending abroad. SS/L holds patents relating to communications, station keeping, power, control systems, antennae, filters and oscillators, phase arrays and thermal control as well as assembly and inspections technology. The SS/L patents that are currently in force expire between 1997 and 2015.

     In connection with the Globalstar System, Globalstar's design and development efforts have yielded ten patents issued and 22 patents pending in the United States, as well as four patents issued and more than 130 patents pending internationally for various aspects of communication satellite system design and implementation of CDMA technology relating to the Globalstar System. Qualcomm has obtained 87 issued patents and 251 patents pending in the United States applicable to Qualcomm's implementation of CDMA. The issued patents cover, among other things, Globalstar's process of combining signals received from multiple satellites to improve the signal received and minimize call fading.

     There can be no assurance that any of the pending patent applications by Globalstar or SS/L will be issued. Moreover, because the U.S. patent application process is confidential, there can be no assurance that third parties, including competitors of Globalstar and SS/L, do not have patents pending that could result in issued patents which Globalstar or SS/L would infringe. In such an event, Globalstar or SS/L could be required to redesign its system or satellite, as the case may be, or pay royalties to obtain a license, which could increase cost or delay implementation of the system or construction of the satellite, as the case may be.

                                   EMPLOYEES

     As of December 31, 1996, the Company had approximately 60 full-time employees, none of whom is subject to any collective bargaining agreement.

     As of December 31, 1996, SS/L had approximately 3,600 full-time employees none of whom is subject to any collective bargaining agreement.

     As of December 31, 1996, Globalstar had approximately 140 full-time employees, none of whom is subject to any collective bargaining agreement.

     At March 14, 1997, Skynet had approximately 140 full-time employees, some of whom are subject to collective bargaining agreements.

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

THE COMPANY

     Risks Inherent in New Satellite Services. The Company's ability to successfully develop and provide a variety of satellite-based services will depend upon various factors, many of which may be beyond the control of the Company. The Company's prospects and financial condition will depend on its ability, among other things, to operate in a regulated environment, compete with others for customers, frequency assignments and orbital slots, fund the capital needs of the programs that it is pursuing, design, launch and operate satellite systems effectively, market its services and keep pace with technological advances and innovations.

     U.S. Regulation. The FCC regulates the use of radio spectrum in the United States, including the licensing of satellites designed to provide domestic or international service. The Company has a number of applications pending before the FCC for licenses to construct, launch and operate various satellite systems. While the Company has received FCC authorization with respect to several of its proposed programs, such authorizations remain subject to petitions for reconsideration. There can be no assurance that the Company's authorizations will not be challenged, or that, if challenged, the petitioners will not be successful in persuading the FCC to rescind the Company's authorizations. Moreover, applicable statutes and regulations permit judicial appeals of the authorizations. There can be no assurance that such appeals will not be filed, or, if filed, that such appeals will not be granted and the Company's authorizations revoked.

     The Company's pending FCC application for two extended Ku-band systems and its authorization for two fixed satellite service ("FSS") orbital slots have been challenged by third parties before the FCC. In determining whether to grant the Company authorization, the FCC must evaluate whether the Company satisfies certain FCC standards and meets financial qualification requirements. There is no assurance that the FCC will find the Company qualified as a licensee for the extended Ku-band systems, the FSS orbital slots, or for future systems that may be proposed by the Company. Moreover, there can be no assurance that the FCC will act on the Company's pending applications in a timely manner. Regulatory delays could adversely affect the Company or result in significant cost increases. In addition, even if the FCC were to grant the Company its requested authorizations, such authorizations are subject to petitions for reconsideration and judicial review as described above. The failure by the Company to meet construction and other milestones established with the FCC may also result in the revocation of its authorizations.

     The FCC may, at any time, modify its rules, policies and the Company's authorizations, which may include adopting modifications that impose restrictions or limitations on the operation of the Company's satellites, with a corresponding material adverse effect on the Company's prospects and financial condition.

     International Coordination and Regulation. The Company's operations are subject to international coordination. The failure to successfully coordinate its satellites on an international basis may adversely affect the Company's ability to provide services outside the United States. Two of the Company's Ka-band orbital slots for Cyberstar are located in positions that are subject to prior claims of parties from other countries. There is no assurance that the Company and such parties will be able to reach a satisfactory accommodation. Regulatory schemes in countries in which the Company seeks to operate may also impede the Company's operations. There is no assurance that necessary approvals will be granted on a timely basis in the jurisdictions in which the Company wishes to operate, if at all, or that restrictions applicable thereto will not be unduly burdensome.

     Competition. The space and communications industry is highly competitive and is dominated by companies with significantly greater financial, technical and regulatory resources than those of the Company. The Company will compete with such parties for customers and for local regulatory approval in jurisdictions in which the Company or such third parties may wish to operate. In addition, the Company will have to compete for allocation of scarce frequency assignments and geosynchronous orbital slots in order to pursue its business plan. There is no assurance that the Company will be able to compete effectively against such parties. In addition, the Company may face additional competition from new entrants in the future.

     Additional Financing Requirements. The Company is currently considering a number of opportunities that will involve significant capital expenditures by the Company, many of which will not be expected to generate revenues until years after such capital outlay. In addition, the capital requirements of SS/L and Globalstar are also significant. In order to fully fund all such opportunities or to make additional investments in SS/L and Globalstar, the Company may need to issue debt or equity securities or engage in other financing activities, which may include offerings of debt or equity securities of Globalstar. There can be no assurance that such financing may be obtained on favorable terms, if at all. In addition, any issuance of equity securities by Globalstar may result in a dilution of the Company's equity interest to the extent the Company does not participate therein. A shortfall in meeting such capital needs could prevent completion of some or all of the projects currently being pursued by the Company or SS/L and Globalstar.

     Limited Control over Globalstar. While the Company manages Globalstar, the Globalstar partnership agreement limits the ability of the Company to take certain actions without the approval of at least one Independent Representative to the General Partners' Committee. As a result, the Company may be unable to cause Globalstar to take actions which the Company might deem to be in its best interests.

     Risks Inherent in Foreign Operations. The Company expects that a substantial portion of its business will be conducted outside of the United States. Such operations are subject to certain risks such as changes in domestic and foreign government regulations and telecommunications standards, tariffs or taxes and other trade barriers. Accordingly, government actions in foreign countries could have a significant effect on the Company's operations. Political, economic or social instability or other developments in such countries, including currency fluctuations and the inability to convert foreign currencies to U.S. dollars, could also adversely affect the Company's operations. In addition, the Company's agreements relating to local operations may be governed by foreign law or enforceable only in foreign jurisdictions. As a result, in the event of a dispute, it may be difficult for the Company to enforce its rights under such agreements.

     Risks Associated with Changing Technology. The space and communications industries are characterized by rapid technological advances and innovations. There is no assurance that one or more of the technologies utilized or under development by the Company may not become obsolete, or that its services will be in demand by the time they are offered. The Company will be dependent upon technologies developed by third parties to implement key aspects of its strategy to integrate its satellite systems with terrestrial networks, and there can be no assurance that such technologies will be available to the Company on a timely basis or on reasonable terms.

     Conflicts of Interest. Partners of Globalstar and shareholders of the Company are principal suppliers to, subcontractors for, and customers of or service providers for SS/L and Globalstar. In addition, SS/L is the prime contractor for Globalstar's satellite constellation and for Skynet's Telstar satellites. SS/L and its subcontractors have provided vendor financing to Globalstar. As a result, conflicts of interest may arise with respect to such contracts and arrangements. The Globalstar partnership agreement provides for certain procedures relating to the approval of agreements entered into by Globalstar and its partners.

     Reliance on Key Personnel. The success of the Company's business will be partially dependent upon the ability of the Company, SS/L, Globalstar and Skynet to attract and retain highly qualified technical and management personnel. Except for Mr. Bernard L. Schwartz, the Company's Chairman and Chief Executive Officer, none of the officers of the Company has an employment contract with the Company nor does the Company expect to maintain "key man" insurance with respect to any such individuals. The loss of any of these individuals and the subsequent effect on business relationships could have a material adverse effect on the Company's business.

     Rights of Shareholders under Bermuda Law. The Company is incorporated under the laws of Bermuda. Principles of law relating to such matters as the validity of corporate procedures, the fiduciary duties of the Company's management, directors and controlling shareholders, and the rights of its shareholders, are governed by Bermuda law and the Company's Memorandum of Association and Bye-Laws. Such principles of law may differ from those that would apply if the Company were incorporated in a jurisdiction in the United States. In addition, there is uncertainty as to whether the courts of Bermuda would enforce (i) judgments of United States courts obtained against the Company or its officers and directors resident in foreign countries predicated upon the civil liability provisions of the securities laws of the United States or (ii) in original actions brought in Bermuda, liabilities against the Company or such persons predicated upon the securities laws of the United States or any state.

     Tax Considerations. Special U.S. tax rules apply to U.S. taxpayers who own stock in a "passive foreign investment company" (a "PFIC"). Although the Company believes that it will not be a PFIC because it expects through Globalstar, SS/L, Skynet and other businesses to earn sufficient active business income and to hold sufficient active business assets to avoid PFIC status, there is a risk that it may be a PFIC. In such an event, a U.S. shareholder would be subject at his election to either (i) a current tax on undistributed earnings or (ii) a tax deferral charge on certain distributions and on gains from a sale of shares of the Common Stock (taxed as ordinary income).

     The Company expects that a significant portion of its worldwide income will not be subject to tax by the United States, Bermuda or by the countries from which it derives its income. However, the extent to which certain jurisdictions may require the Company to pay tax or to make payments in lieu of tax cannot be determined in advance.

     Certain Antitakeover Provisions. The Company's classified Board of Directors, voting provisions with respect to certain business combinations and the Company's rights plan, may have the effect of making more difficult or discouraging an acquisition of the Company deemed undesirable by the Board.

SPACE SYSTEMS/LORAL

     Dependence on Limited Number of Customers and Programs. SS/L historically has derived a large portion of its total revenues from a limited number of customers. Sales to the U.S. Government represented 8%, 10%, 23% of revenues for the nine months ended December 31, 1996 and the years ended March 31, 1996, and 1995 respectively. Sales to foreign customers, primarily in Asia, represented 25%, 27% and 15% of revenues for the nine months ended December 31, 1996 and for the years ended March 31, 1996 and 1995, respectively. For the nine months ended December 31, 1996, two commercial customers represented 28% and 15% of revenues. For the year ended March 31, 1996, two commercial customers represented 30% and 13% of revenues. Four commercial customers represented 23%, 20%, 15% and 13% of revenues for the year ended March 31, 1995.

     Although SS/L is currently pursuing a significant number of new programs, there can be no assurance that SS/L will be successful in capturing any of these new programs to replace the revenue lost by the completion of its current programs. Certain of SS/L's customers prefer to alternate satellite manufacturers they employ in order to reduce dependence on any single manufacturer. This may have an adverse effect on SS/L's ability to obtain future program awards from its current customers. Loral's acquisition of Skynet, and the resulting affiliation between SS/L and Skynet, which is a competitor to a number of SS/L's existing and potential customers, may adversely affect SS/L's ability to win satellite contracts from such customers in the future.

     Competition. Competition in the commercial satellite industry is intense. Among SS/L's significant competitors are Hughes, Lockheed Martin, Matra Marconi and TRW. Some of SS/L's competitors have significantly greater financial, manufacturing, marketing and technical resources than those of SS/L. To the extent these companies offer products and services that are more sophisticated, cost-effective, efficient or reliable than those now offered or to be offered by SS/L, they could have a material adverse effect on SS/L. Further, SS/L's communications satellites face competition from alternative technologies, including fiber optic cable technology, which could reduce demand for the services of SS/L's customers and thus for SS/L's products.

     Risk of Satellite Malfunction or Launch Failure. Certain of SS/L's contracts provide that a portion of the total contract price is payable in the form of orbital payments, earned during the life of the satellite in orbit as its mission is performed. Although SS/L generally receives the present value of orbital payments in the event of launch failure or a failure caused by an operator error by the customer, it forfeits orbital revenues in the event of a loss caused by system failure or an error on its part. While insurance against loss of orbital revenues has been available in the past, its cost and availability are subject to substantial fluctuations. In addition, SS/L is prohibited under agreements with certain of its customers from insuring its orbital incentives. Moreover, certain of SS/L's contracts call for on-orbit delivery, allocating launch risk to SS/L. It is SS/L's intention to obtain insurance for this exposure. However, SS/L cannot predict whether, and there can be no assurance that, insurance against launch failure and loss of orbital revenues will continue to be available on commercially reasonable terms. Satellite malfunctions may also damage a manufacturer's reputation for quality and its relationship with the affected customers.

     Regulation. The ability of SS/L and its customers to pursue their business activities is regulated by various agencies and departments of the U.S. government. Operation of commercial communications satellites requires licenses from the FCC and, where international operations are contemplated, may require the approval of foreign regulatory authorities as well. Exports of space-related products, services and technical information frequently require licenses from the Department of State or the Department of Commerce. There is no assurance that SS/L or its customers will be able to obtain necessary licenses or regulatory approvals. The inability of SS/L or its customers to secure any necessary licenses or approvals could have a material adverse effect on its business.

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

     Dependence on Subcontractors and Alliance Partners. SS/L depends on other companies, including its Alliance Partners, for the development and manufacture of various products that are material to its business. The failure of a subcontractor to perform at expected levels could under certain circumstances have an adverse effect on SS/L's business operations.

     Dependence on Long-Term Fixed-Price Contracts. The financial results of long-term fixed-price contracts are recognized using the cost-to-cost percentage-of-completion method. Revisions in revenue and profit estimates are reflected in the period in which the conditions that require the revision become known and are estimable. Adjustments for profits or losses may therefore have a material effect on results for the period in question. The risks inherent in long-term fixed-price contracts include the forecasting of costs and schedules, contract revenues related to contract performance (including revenues from orbital payments) and the potential for component obsolescence in connection with long-term procurements.

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

     Launch Vehicle Access. SS/L's ability to perform its on-orbit delivery contracts depends on the timely availability of appropriate launch vehicles and the availability of the requisite launch insurance. In the past, launch slots have been in limited supply, and the launch insurance market has been subject to considerable fluctuation. Moreover, the availability and pricing of launch vehicles from the republics of the former Soviet Union and the People's Republic of China are affected by U.S. government policies and international agreements. To the extent appropriate launch services and insurance become unavailable or prohibitively expensive to the satellite industry, including SS/L, SS/L's business would be materially adversely affected.

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

GLOBALSTAR

  Development Stage Company

     Globalstar is a development stage company and has no operating history. From its inception, Globalstar has incurred net losses and expects such losses to continue. Globalstar will require expenditures of significant funds for development, construction, testing and deployment before commercialization of the Globalstar System. Globalstar does not expect to launch satellites until the second half of 1997, to commence operations before the second half of 1998 or to have positive cash flow before 1999. There can be no assurance that Globalstar will achieve its objectives by the targeted dates.

     As of February 1997, Globalstar estimates the cost for the design, construction and deployment of the Globalstar System, including working capital, cash interest on anticipated borrowings and operating expenses, to be approximately $2.5 billion. Actual amounts may vary from this estimate. Additional funds would be required in the event of unforeseen delays, cost overruns, launch failures, technological risks, adverse regulatory developments, or to meet unanticipated expenses and for system enhancements and measures to assure system performance and readiness for the space and ground segments. As of February 13, 1997, Globalstar had raised or received commitments for approximately $2.0 billion. Globalstar believes that its current capital, vendor financing commitments, the availability of the Globalstar credit agreement and the proceeds from the exercise of the warrants, are sufficient to fund its requirements into the first quarter of 1998. Globalstar intends to raise the remaining funds required from a combination of sources including debt issuance (which may include an equity component), financial support from the Globalstar partners, projected service provider payments, projected net service revenues from initial operations and anticipated payments received from the sale of gateways and Globalstar Phones. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all. If there are unforeseen delays, if technical or regulatory developments result in a need to modify the design of all or a portion of the Globalstar System, if service provider agreements for additional territories are not entered into at the times or on the terms anticipated by Globalstar or if other additional costs are incurred, the risk of which is substantial, additional capital will be required. The ability of

Globalstar to achieve positive cash flow will depend upon the successful and timely design, construction and deployment of the Globalstar System, the successful marketing of its services by service providers and the ability of the Globalstar System to successfully compete against other satellite-based telecommunications systems, as to which there can be no assurance. If Globalstar fails to commence commercial operations in the second half of 1998 or achieve positive cash flow in 1999, additional capital will be needed.

     Globalstar believes it will be able to obtain the additional financing it requires, but there can be no assurance that the capital required to complete the Globalstar System will be available from public or private capital markets or from its existing partners on favorable terms or on a timely basis, if at all. A substantial shortfall in meeting its capital needs would prevent completion of the Globalstar System.

     Many of the problems, delays and expenses encountered by an enterprise in Globalstar's stage of development may be beyond Globalstar's control. These may include, but are not limited to, problems related to technical development of the system, testing, regulatory compliance, manufacturing and assembly, the competitive and regulatory environment in which Globalstar will operate, marketing problems and costs and expenses that may exceed current estimates. Delay in the timely design, construction, deployment, commercial operation and achievement of positive cash flow of the Globalstar System could result from a variety of causes. These include delays in the regulatory process in various jurisdictions, delay in the integration of the Globalstar System into the land-based network, changes in the technical specifications of the Globalstar System made to enhance its features, performance or marketability or in response to regulatory developments or otherwise, delays encountered in the construction, integration or testing of the Globalstar System by Globalstar vendors, delayed or unsuccessful launches, delays in financing, insufficient or ineffective service provider marketing efforts, slower-than-anticipated consumer acceptance of Globalstar service and other events beyond Globalstar's control. Substantial delays in any of the foregoing matters would delay Globalstar's achievement of profitable operations.

  Regulation

     The operations of the Globalstar System are and will continue to be subject to United States and foreign regulation. In order to operate in the United States and on an international basis, the Globalstar System must be authorized to provide MSS in each of the markets in which its service providers intend to operate. Even though a Globalstar affiliate has received a FCC authorization, there can be no assurance that the further regulatory approvals required for worldwide operations will be obtained, or that they will be obtained in a timely manner or in the form necessary to implement Globalstar's proposed operations. Globalstar's business may also be significantly affected by regulatory changes resulting from judicial decisions and/or adoption of treaties, legislation or regulation by the national authorities where the Globalstar System plans to operate.

     Globalstar's FCC license, as modified on November 19, 1996, authorizes the construction, launch and operation of the satellite constellation and assigns the system user links and feeder links in the United States. Globalstar's feeder link frequencies were allocated internationally at WRC95, and have been assigned by the FCC for use in the United States in accordance with the international allocation. However, use of the feeder link frequencies remains subject to restrictions that may be adopted in a potential FCC proceeding to adopt the international allocations into the U.S. Table of Frequency Allocations. The FCC recently adopted rules for the use of a portion of the frequencies allocated at WRC95 for MSS feeder links (such as Globalstar's) to a proposed high-speed wireless data service. Although these rules are intended to preclude harmful interference with other uses of these bands, they may ultimately permit uses of these frequencies that could diminish their usefulness for MSS feeder links. Separate licenses must also be obtained from the FCC for operation of gateways and Globalstar Phones in the United States.

     To the extent that additional MSS systems are authorized by the FCC or other national regulatory bodies to use the spectrum for which Globalstar has been authorized, the Globalstar System's capacity would be reduced. In addition, Globalstar's FCC license is subject to two pending judicial appeals. While Globalstar believes that these appeals are without merit, there can be no assurance that these appeals would not result in either reversal or stay of the FCC's decision to grant Globalstar's FCC license to LQP or ultimately result in the granting of additional licenses by the FCC or its adoption of an auction procedure to award licenses, which might materially increase the cost of obtaining such licenses.

     Authorization will be required in each country in which Globalstar Phones are used and in which Globalstar's gateways are located. Local regulatory approval for operation of the Globalstar System is the responsibility of the service providers in each territory. Although many countries have moved to privatize the provision of telecommunications service and to permit competition in the provision of such service, some countries continue to require that all telecommunications service be provided by a government-owned entity. While service providers have been selected, in part, based upon their perceived qualifications to obtain the requisite local approvals, there can be no assurance that they will be successful in doing so, and if they are not successful, Globalstar service will not be available in such territories. In that event, depending upon geographical and market considerations, Globalstar may or may not have the ability to redirect the system capacity that such territories would have otherwise used to serve markets in which service is authorized.

     Regulatory schemes in countries in which Globalstar or its service providers seek to operate may impose impediments on Globalstar's operations. There can be no assurance that such restrictions would not be unduly burdensome.

     Glonass, the Russian Global Navigation Satellite System, operates worldwide in a portion of the frequency band proposed to be used by Globalstar and other MSS systems for user uplinks. Although Glonass has proposed to migrate to lower frequencies, there can be no assurance that such migration will be implemented in a manner fully acceptable to Globalstar. In addition, there are requirements for interference protection between Globalstar and Glonass under consideration, which, if adopted, may render a segment of the MSS spectrum unusable for MSS user uplinks. While any likely limitation is not expected to have a material adverse effect upon Globalstar's capacity, nevertheless, these actions may have the effect of reducing Globalstar capacity in some markets.

     European Union competition law proscribes agreements that restrict or distort competition in the European Union. Globalstar and others have responded to an inquiry from the Commission of the European Union requesting information regarding their activities. A violation of European Union competition law could subject Globalstar to fines or enforcement actions that could delay service in western Europe, and/or depending on the circumstances, adversely affect Globalstar's contractual rights vis-a-vis its European strategic partners. In addition, the Commission has proposed legislation which, if adopted, would give the Commission broad regulatory authority over satellite telecommunications systems such as the Globalstar System.

  Technological Factors

     The Globalstar System is exposed to the risks inherent in a large-scale complex telecommunications system employing advanced technologies which must be adapted to the Globalstar application and which have never been used as a commercial whole. Deployment of the Globalstar satellite constellation will involve volume production and testing of satellites in quantities significantly higher than those previously prevailing in the industry. The integration of a worldwide LEO satellite-based system like Globalstar has never occurred; there is no assurance that such integration will be successfully implemented. The operation of the Globalstar System will require the detailed design and integration of advanced digital communications technologies in devices from personal handsets and public telephone networks to gateways in remote regions of the globe and satellites operating in space. The failure to develop, produce and implement the system, or any of its diverse and dispersed elements, as required, could delay the In-Service or Full Constellation Date of the Globalstar System or render it unable to perform at levels required for commercial success.

     Satellite launches are subject to significant risks, including disabling damage to or loss of the satellites. Historically, launch failure ("hot failure") rates on low-earth orbit and geostationary satellite launches have been approximately 10%. However, launch failure rates may vary depending on the particular launch vehicle. The McDonnell-Douglas Delta launch vehicle, scheduled to launch the first eight satellites (four per launch) of the Globalstar satellite constellation, suffered a launch failure on January 17, 1997. The United States government is currently investigating the cause of this launch failure, the second in this rocket's last 62 launches. Globalstar's first launch, which is currently scheduled for September 1997 aboard a Delta II rocket, could be delayed by this investigation. Nevertheless, Globalstar does not expect that such delay, if any, in the initial launch date would result in a delay in the In-Service Date or the Full Constellation Date. The Ukrainian Zenit launch vehicle, which is proposed to launch 36 Globalstar satellites (12 per launch), has never been used in commercial applications. Satellite launches of groups of more than eight commercial satellites have not been attempted before. Globalstar intends to launch the last 12 satellites of its constellation in groups of four on three separate launches of the Russian Starsem Soyuz rocket. There is no assurance that Globalstar satellite launches will be successful or that its launch failure rate will not exceed the industry average.

     The Zenit launch contracts provide for relaunches at no additional charge in the event of a hot failure. However, the launch provider may, because of financial reasons or otherwise, be unable to provide such relaunches. A single launch failure would result in a loss of either four or 12 Globalstar satellites. Although the cost of replacing such satellites and launch vehicles will in most cases be covered by insurance, a launch failure could result in delays in the In-Service or the Full Constellation Date.

     SS/L has agreed to obtain launch vehicles for Globalstar and arrange for the launch of all 56 satellites, subject to pricing adjustments in light of future market conditions, which may, in turn, be influenced by international political developments. An adverse change in launch vehicle market conditions which prohibits Globalstar from utilizing the launch vehicles for which it has contracted could result in an increase in the launch cost payable by Globalstar, which may be substantial. In addition, there can be no assurance that replacement launch vehicles will be available in the future at a cost or on terms acceptable to Globalstar.

     Two of the launch operators are subject to U.S. export control regulations. Yuzhnoye, based in Ukraine, has certain ties with Russia and intends to launch the Zenit rocket from the Baikonur launch site in Kazakhstan. Arianespace, which will be providing the Soyuz rockets, also intends to launch from Baikonur. Changes in governmental policies or political leadership in the United States, Ukraine, Russia or Kazakhstan could affect the cost, availability, timing or overall advisability of utilizing these launch providers. While there is no assurance that the necessary export licenses will be obtained, Globalstar has provided against the risk that such licenses will not be granted or that the deterioration in the relationships between the United States and these countries may make the use of such launch providers inadvisable by procuring options on sufficient launches with a U.S.-based launch provider to launch all the remaining satellites of the Globalstar constellation. If Globalstar were to exercise these options for U.S. launches in the wake of the failure to obtain any necessary export licenses or as a result of adverse developments in U.S. relations with these countries, the cost of launching the Globalstar satellite constellation would be significantly increased.

     A number of factors will affect the useful lives of Globalstar's satellites, including the quality of construction, expected gradual environmental degradation of solar panels and the durability of component parts. Random failure of satellite components could result in damage to or loss of a satellite ("cold failures"). In rare cases, satellites could also be damaged or destroyed by electrostatic storms or collisions with other objects. As a result of these factors, the first-generation satellite constellation (including spares) is designed to operate at full performance for a minimum of 7 1/2 years, after which performance is expected to gradually decline. However, there can be no assurance of the constellation's specific longevity. Globalstar's operating results would be adversely affected in the event the useful life of the satellites were significantly shorter than 7 1/2 years. Globalstar anticipates using funds generated from operations to develop a second generation of satellites. If sufficient funds from operations are not available and Globalstar is unable to obtain external financing for the second-generation constellation, Globalstar will not be able to deploy a second-generation satellite constellation to replace first-generation satellites at the end of their useful lives. In that event, the Globalstar System would cease operations at that time.

     Globalstar intends to obtain insurance against launch failure which would cover the cost of relaunch and the replacement cost of lost satellites in the event of hot failures for 56 satellites in its constellation. SS/L has agreed to obtain on Globalstar's behalf insurance for the cost of replacing satellites lost in hot failures, and for any relaunch costs not covered by the applicable launch contract, in certain circumstances subject to pricing adjustments in light of future market conditions. An adverse change in insurance market conditions may result in an increase in the insurance premium paid by Globalstar, which may be substantial. In addition, there is no assurance that launch insurance will be available or that, if available, would be at a cost or on terms acceptable to Globalstar.

     Globalstar may self-insure for hot failures for up to 12 such satellites. Globalstar's contract with SS/L provides for the construction and launch of eight spare satellites to minimize the effect of any launch or orbital failures. However, there can be no assurance that additional satellites and launches will not be required. In such an event, in addition to the replacement costs incurred by Globalstar, Globalstar's In-Service or Full Constellation Date may be delayed. In addition, unless otherwise required, Globalstar does not currently intend to purchase insurance to cover cold failures that may occur once the satellites have been successfully deployed from the launch vehicle.

     The space and communications industries are characterized by rapid technological advances and innovations. There is no assurance that one or more of the technologies utilized or under development by Globalstar may not become obsolete, or that its services will be in demand by the time they are offered. Globalstar will be dependent upon technologies developed by third parties to implement key aspects of its strategy to integrate its satellite systems with terrestrial networks, and there can be no assurance that such technologies will be available to Globalstar on a timely basis or on reasonable terms.

  Future Operating Factors

     The availability of Globalstar service in each region or country will depend upon the cooperation, operational and marketing efficiency, competitiveness, finances and regulatory status of Globalstar's service provider in that region or country. The willingness of companies to become service providers will depend upon a variety of factors, including pricing, local regulations and Globalstar's competitiveness with other satellite-based telecommunications systems. Globalstar believes that enlisting the support of established telecommunications service providers, some of which are the dominant carriers in their markets, will be essential both to obtaining necessary local regulatory approvals and to rapidly accessing a broad market of potential users. Globalstar's strategic service providers have agreed to act as exclusive service providers in 71 countries although it is anticipated that in many cases these partners will enter into strategic alliances with local service providers to provide Globalstar service in these countries. In addition, Globalstar expects to raise additional funds prior to the Full Constellation Date in the form of service provider payments from prospective service providers in other territories throughout the world. Globalstar's business plan assumes that Globalstar will contract with service providers to provide service in the remaining territories of the world, in certain cases, on terms more favorable to Globalstar than those contained in its founding service provider agreements. There can be no assurance that additional service provider agreements will be entered into in the future or that this plan will be achieved. If such service provider payments are not realized, Globalstar will be required to obtain other sources of financing in order to complete the Globalstar System.

     If the service providers fail to obtain the necessary local regulatory approval or to adequately market and distribute Globalstar's services, Globalstar's business could be adversely affected. There can be no assurance that enough service providers will contract for Globalstar service and procure and install the gateways and obtain the regulatory licenses necessary for complete global service. Failure to offer service in any particular region will eliminate that area's market potential and reduce Globalstar's ability to service its global roamer market.

     Certain strategic partners and other third parties are designing and constructing the component parts of the Globalstar System. In the event such parties are unable to perform their obligations, Globalstar's In-Service and Full Constellation Date may be delayed and its costs may be increased.

     Globalstar expects that a substantial portion of its business will be conducted outside of the United States. Such operations are subject to certain risks such as changes in domestic and foreign government regulations and telecommunications standards, tariffs or taxes and other trade barriers. Accordingly, government actions in foreign countries could have a significant effect on Globalstar's operations. Political, economic or social instability or other developments in such countries, including currency fluctuations, could also adversely affect Globalstar's operations. In addition, Globalstar's agreements relating to local operations may be governed by foreign law or enforceable only in foreign jurisdictions. As a result, in the event of a dispute, it may be difficult for Globalstar to enforce its rights under such agreements.

     Globalstar's largest potential markets are in developing countries or regions that are substantially underserved and not expected to be served by existing telecommunications systems. In doing business in such markets, Globalstar and its local service providers may face market, inflation, interest rate and currency fluctuation, government policy, price and wage, exchange control, taxation and social instability, expropriation and other economic, political or diplomatic conditions that are significantly more volatile than those commonly experienced in the United States and other industrialized countries. Although Globalstar anticipates that it will receive payments from its service providers in U.S. dollars, limited availability of U.S. currency in these local markets may prevent a service provider from making payments in U.S. dollars. Moreover, exchange rate fluctuations may affect the price Globalstar will be entitled to receive for its services.

     Globalstar's pricing to service providers will, under certain circumstances, not be automatically adjusted for inflation; in such cases, Globalstar will be able to increase its pricing to service providers only if the service provider increases its prices to subscribers, and it may be required to lower its pricing if the service provider lowers its prices to subscribers. In recent years, pricing in the telecommunications industry has trended downward, in some cases making it difficult for service providers to raise their prices to compensate for cost inflation. Although Globalstar expects future service provider agreements to contain pricing terms more favorable to Globalstar than those contained in its agreements with founding service providers, there can be no assurance that such terms will be achieved.

     Globalstar has entered into an agreement with a bank syndicate for a $250 million credit facility expiring December 15, 2000, and also expects to utilize $310 million of committed vendor financing. The Globalstar credit agreement permits Globalstar to incur up to $950 million of indebtedness on a senior basis, including the $500 million aggregate principal amount of Globalstar's
11 3/8% Senior Notes sold in February 1997, to finance the build-out of the Globalstar System; an unlimited amount of indebtedness may be incurred by Globalstar on a subordinated basis. Significant additional debt is expected to be incurred in the future. As a result, Globalstar is expected to be highly leveraged. Globalstar will be dependent on its cash flow from operations to service this debt. Any delay in the commencement of Globalstar operations will adversely affect Globalstar's ability to service its debt obligations. The discretion of Globalstar's management with respect to certain business matters will be limited by covenants contained in the Globalstar credit agreement, the Indenture related to the Senior Notes and future debt instruments. Among other things, the covenants contained in the Globalstar credit agreement and the Indenture restrict, condition or prohibit Globalstar from paying cash distributions on its ordinary partnership interests, creating liens on its assets, making certain asset dispositions, conducting certain other business and entering into transactions with affiliates and related persons. In the event the Globalstar credit agreement ceases to be guaranteed, it will also contain certain financial covenants limiting the ability of Globalstar to incur additional indebtedness. There can be no assurance that Globalstar's leverage and such restrictions will not materially and adversely affect Globalstar's ability to finance its future operations or capital needs or to engage in other business activities. Moreover, a failure to comply with the obligations contained in the Globalstar credit agreement, the Indenture and or any agreements with respect to additional financing could result in an event of default under such agreements, which could permit acceleration of the related debt and acceleration of debt under future debt agreements that may contain cross-acceleration or cross-default provisions.

     Competition in the telecommunications industry is intense, fueled by rapid and continuous technological advances and alliances between industry participants on an international scale. Although no present participant is currently providing the same global personal telecommunications service proposed by Globalstar, it is anticipated that one or more additional competing MSS systems will be launched and that the success, or anticipated success, of Globalstar and its competitors could attract other entrants. If any of Globalstar's competitors succeeds in marketing and deploying its system substantially earlier than Globalstar, Globalstar's ability to compete in areas served by such competitor may be adversely affected. A number of satellite-based telecommunications systems not involved in the MSS Proceeding have also been proposed using geostationary satellites and, in one case, the 2 GHz band for a MEO system.

     Globalstar's most direct competitors are the two other MSS applicants which received FCC licenses, Iridium and Odyssey. ICO was not an applicant or a licensee in the MSS Proceeding or any other proceedings before the FCC; it is seeking to operate in a different frequency band not available for use by MSS systems under current international guidelines in place until 2000. Comsat, the U.S. signatory to Inmarsat, has applied to the FCC to participate in the procurement of facilities of the system proposed by ICO. It has also sought FCC approval of a proposal to extend the scope of services provided by Inmarsat, currently limited to maritime services, to include telecommunications services to land-based mobile units. These applications are currently pending before the FCC. Comsat has been instructed in the past by the U.S. government to seek to ensure that ICO does not receive preferred access to any market and that non-discriminatory access to such areas for all mobile satellite communications networks be established, subject to spectrum coordination and availability. Nonetheless, because ICO is affiliated with Inmarsat and because its investors include state-owned telecommunications monopolies in a number of countries, there can be no assurance that ICO might not be given preferential treatment in the local licensing process in those countries. It is also possible that one or more of the two pending MSS applicants will demonstrate financial qualification sufficient to obtain an FCC license and become a competitor of Globalstar.

     In addition to competing for investment capital, subscribers and service providers in markets all over the world, the MSS systems, including Globalstar, also compete with each other for the limited spectrum available for MSS operations. Unlike CDMA systems such as Globalstar and Odyssey, which permit multiple systems to operate within the same band, the design of Iridium's TDMA system requires a separate frequency segment dedicated specifically for its use. If more than two CDMA systems become operational, CDMA systems like Globalstar will effectively have a smaller spectrum segment within which to operate their user uplinks in the U.S. While CDMA does permit spectrum sharing among competing systems, the capacity of the systems operating within that spectrum will decrease as the number of systems operating in the band increases. For example, Globalstar's capacity over a given area would decrease by approximately 25% if the total number of licensed MSS systems increased from three to four, assuming that Iridium is one of the licensed systems and the two other CDMA systems receiving licenses have technical characteristics similar to Globalstar's and experience the same level of usage.

     The FCC has no authorization to extend the U.S. band plan for CDMA and TDMA Big LEO systems to other countries. However, it has stated that it plans to express the view in discussions with other administrations that global satellite systems are more likely to succeed if individual administrations adopt complementary systems for licensing them.

     Geostationary-based satellite systems, including AMSC, APMT, ASC, ACeS, Lockheed Martin's Satphone and Comsat's Planet-1, plan to provide satellite-based telecommunications services in areas proposed to be serviced by Globalstar. Because some of these systems involve relatively simple ground control requirements and are expected to deploy no more than two satellites, they may succeed in deploying and marketing their systems before Globalstar. In addition, coordination of standards among regional geostationary systems could enable these systems to provide worldwide service to their subscriber bases, thereby increasing the competition to Globalstar. For example, Comsat has announced a global mobile satellite service (Planet-1) using existing Inmarsat satellites, a six-pound, laptop-size phone, costing $3,000 with an expected per-minute usage rate of $3.00.

     Some of these potential competitors have financial, personnel and other resources substantially greater than those of Globalstar. Many of these competitors are raising capital and may compete with Globalstar for service providers and financing. Technological advances and a continuing trend toward strategic alliances in the telecommunications industry could give rise to significant new competitors. There can be no assurance that some of these competitors will not provide a more efficient or less expensive service. However, Globalstar believes that based upon the public statements and other publicly available information of the other MSS applicants, Globalstar will be a low-cost provider. Depending on the competitive environment, however, pricing competition could require Globalstar to reduce its anticipated pricing to service providers, thus adversely affecting its financial performance.

     Satellite-based telecommunications systems are characterized by high up-front costs and relatively low marginal costs of providing service. Several systems are being proposed and, while the proponents of these systems foresee substantial demand for the services they will provide, the actual level of demand will not become known until such systems are constructed, launched and operational. If the capacity of Globalstar and any competing systems exceeds demand, price competition could be particularly intense.

     Teledesic, Spaceway and Cyberstar have each applied to the FCC for licenses to operate satellite-based telecommunications and video transmission systems in the 28 GHz Ka-band. Certain MSS applicants, not including Globalstar, have applied to use this band for their feeder uplinks, as have proponents of land-based local multipoint distribution system ("LMDS") for cellular television services. The FCC is in the process of developing a band-width allocation plan for use of the available Ka-band spectrum by these services. Globalstar's primary business will be voice telephony, and its data transmission business will be focused on small data packet services such as paging and messaging. It therefore does not regard the television or broadband data services to fixed terminals proposed by Teledesic, Spaceway and Cyberstar or the wireless cable and fixed telephony services proposed by the LMDS applicants as competing services.

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

     Subscriber acceptance of the Globalstar System (both in terms of placement of Globalstar Phones and subscriber usage thereof) will depend upon a number of factors, including price, demand for service and the extent of availability of alternative telecommunications systems. If the level of actual subscriber demand and usage for Globalstar service is below that expected by Globalstar, Globalstar's cash flow will be adversely affected. Globalstar's hand-held phone is expected to be larger and heavier for the same talk time than today's smaller and lighter pocket-sized, hand-held cellular telephones and is expected to have a significantly longer and thicker antenna than hand-held cellular telephones. The Globalstar System will function best when there is an unobstructed line-of-sight between the user and one or more of the Globalstar satellites. Obstacles such as buildings, trees or mountainous terrain may degrade service quality, more so than would be the case with terrestrial cellular systems, and service may not be available in the core of high-rise buildings. There is no assurance that these characteristics of the hand-held Globalstar Phone will not adversely affect subscriber demand for Globalstar service.

     There has been adverse publicity concerning alleged health risks associated with the use of portable hand-held telephones with transmitting antennas integrated into handsets. On August 1, 1996, the FCC announced new guidelines for evaluating environmental radio frequency radiation from FCC-regulated transmitters based primarily on the exposure criteria recommended in 1986 by the National Council on Radiation Protection Measurements ("NCRP"). Guidelines applicable to certain portable transmitting devices are based on the NCRP criteria and the exposure criteria developed by the Institute of Electrical and Electronic Engineers and recommended in 1992 by the American National Standards Institute. These guidelines were to become effective as to applications filed after January 1, 1997; the FCC, however, has deferred the effective date until September 1, 1997. The handsets Globalstar has contracted with Qualcomm to develop for use by mobile subscribers will have antennas for communication with the satellites and, in the case of the dual-mode and tri-mode hand-held Globalstar Phones, with the land-based cellular system. Because hand-held Globalstar Phones will use on average lower power to transmit signals than traditional cellular units, Globalstar does not believe that the proposed new guidelines will require any significant modifications of the Globalstar System or of the mobile hand-held Globalstar Phones designed to be used with the Globalstar System. There can, however, be no assurance that the guidelines, as adopted, or any associated health concerns, would not have an adverse effect on Globalstar's mobile handset business.

     The success of Globalstar's business will be partially dependent upon the ability of Globalstar to attract and retain highly qualified technical and management personnel. None of the employees of Globalstar has an employment contract with Globalstar nor does Globalstar expect to maintain "key man" insurance with respect to any such individuals. The loss of any of these individuals and the subsequent effect on business relationships could have a material adverse effect on Globalstar's business.

  Other Factors

     Partners of LQSS, the managing general partner of Globalstar, or their affiliates are principal suppliers to Globalstar of the major components of the Globalstar System, and are also expected to engage in the manufacture of system elements to be sold to service providers and subscribers. During the design, development and deployment of the Globalstar System, Globalstar will be substantially dependent upon the management skills of Loral and certain technologies developed by Loral, Qualcomm and SS/L to design and manufacture the Globalstar satellite constellation, SOCCs, GOCCs, gateways and Globalstar Phones. Globalstar has entered into contracts for the design of various segments of the Globalstar System with affiliates of LQSS, including a fixed-price satellite production contract with SS/L and a cost-plus-fee contract with Qualcomm to design the gateways, GOCCs and Globalstar Phones. To the extent that such contracts have been or will be awarded to partners of Globalstar or LQSS or their affiliates, such parties will have a conflict of interest with respect to the terms thereof.

     Partners and affiliates of Globalstar, including companies affiliated with or controlled by Loral, will be among Globalstar's principal service provider customers and may therefore have conflicts of interest with respect to the terms of Globalstar's service provider agreements and any proposed amendments thereto. In addition, if Globalstar is unable to offer Globalstar service to a service provider on competitive terms in a particular country or region, such a service provider, which may be a partner of Globalstar, can act as a service provider to a competing MSS system in such region or country while at the same time serving as a Globalstar service provider in other markets.

SKYNET

     Competition. Skynet is subject to significant competition. Skynet's competitors in the U.S. domestic satellite services industry have significantly greater financial, manufacturing, marketing and technical resources than those of the Company. As the Company expands into international markets, it will have to compete, in addition, with international operators including Intelsat and PanAmSat. Further, Skynet's satellites face competition from alternative technologies, including fiber optic cable technology and other terrestrial alternatives, which could reduce demand for its services.

     Regulation. The Skynet operations are subject to the Communications Act and are regulated by the FCC. The FCC licenses all radio facilities used in the United States including satellites and earth station facilities used to communicate with satellites. Such licenses are limited in duration and must be renewed (or new licenses obtained) at the expiration of the license term if the licensee intends to continue providing services. There can be no assurance that the authorizations for Telstar 5 and Telstar 6 will not be challenged or, if challenged, that such challenges will not be successful. Because Skynet's operations are subject to FCC regulation, Skynet's prospects and financial condition may be adversely affected by the adoption of new laws, policies or regulations that have the effect of modifying the regulatory environment under which Skynet currently operates or the conditions of the licenses granted by the FCC. In addition, as part of the regulatory process for orbital slot allocation of its satellites, Skynet is required to engage in frequency coordination with other satellite operators. Although Skynet has in the past been able to coordinate its existing satellites, there can be no assurance that satisfactory coordination will be achieved for any of Skynet's future satellites.

     Any expansion of Skynet's operations beyond the domestic U.S. market will subject Skynet to the regulatory authority of the national communications authorities of the countries in which it will operate. Skynet, its customers or customers with which Skynet will do business, will be required to have authorization for each country in which Skynet will do business. There can be no assurance that such approvals will be granted on a timely basis in all jurisdictions in which Skynet wishes to operate in the future or that restrictions applicable thereto will not be unduly burdensome.

     Risk of Delays and Cost Overruns. A significant delay in the delivery or launch of any of Skynet's future satellites would adversely affect the Company's marketing plan for such satellite. There can be no assurance that increases in cost due to change orders or delay will not occur. If such additional costs are incurred, and if internally generated cash flow is not sufficient to fund such costs, the Company may need to obtain additional financing. There can be no assurance that such financing will be available.

     Risk of Satellite Loss, Reduced Performance or Malfunction. Satellites are subject to significant risks, including satellite defects, launch failure, destruction and damage that may result in incorrect orbital placement and prevent proper commercial operation. Approximately 15% of all commercial GEO satellite launches have resulted in a total or constructive total loss although there is a significant difference in mission success rates of the various launch service providers. Skynet intends to launch Telstar 5 on the Russian Proton launch vehicle, which has a launch success rate of 92%. In addition, satellites, even when properly placed into orbit, are thereafter subject to risk of loss, destruction or damage resulting from design or manufacturing defects, military actions or acts of war, electrostatic storm or collision with space debris. In 1994 and 1997, Skynet experienced loss of its Telstar 402 and Telstar 401 satellites, respectively, resulting in lost service and a corresponding adverse effect on Skynet's results of operations. The Company intends to maintain insurance covering Skynet's satellites as is customary in the industry. There can be no assurance, however, that such insurance can be purchased on favorable terms, if at all.

     Limited Life of Satellites. Satellites have limited useful lives. A number of factors will affect the useful life of a satellite, including the quality of its construction, the durability of its component parts and its station-keeping fuel supply. The Telstar 4 series was built by Lockheed Martin Astro-Space. Telstar 402R has an expected remaining useful life of approximately 13 years; however, Telstar 402R is a similar flight model to Telstar 401 and Telstar 402, which have experienced total loss of service. Telestar 5,6 and 7 are entirely different satellites being built by SS/L. Skynet's operating results would be adversely affected to the extent the useful lives of its satellites are significantly shorter than expected.

     Risks Related to Russian Launch Provider. Skynet plans to launch Telstar 5 on a Russian-built Proton rocket from the Baikonur launch site in Kazakhstan. The governmental, political, social and legal structures within Russia and Kazakhstan are evolving and may be subject to additional changes. Changes in governmental policies or political leadership in the United States, Russia or Kazakhstan could affect the cost, availability, timing and/or overall advisability of using a Russian launch provider.

     Technological Developments. Technology in the satellite industry is in a rapid and continuing state of change as new technologies develop. There can be no assurance that Skynet will be able to keep pace with such technological developments.

ITEM 2.  PROPERTIES

     The Company sub-leases office space from Lockheed Martin at 600 Third Avenue, New York, New York 10016.

     SS/L's research, production and testing facilities are carried on in SS/L-owned facilities covering approximately 28.4 acres in Palo Alto, California. In addition, SS/L leases 797,000 square feet of space from various third parties.

     Globalstar leases approximately 56,000 square feet of office space from Lockheed Martin in San Jose, California and 12,000 square feet for its back-up GOCC in El Dorado Hills, California.

     Management believes that all facilities are sufficient to allow the Company to carry on its operations.

     Skynet maintains two telemetry, tracking and control stations located in Hawley, Pennsylvania and Three Peaks, California.

ITEM 3.  LEGAL PROCEEDINGS

     CCD Lawsuits. On September 12, 1991, Loral Fairchild Corp. ("Loral Fairchild"), a subsidiary of Loral, filed suit (the "CCD Lawsuit") against a number of companies including Sony Corporation ("Sony"), Matsushita Electronics Corporation ("Matsushita") and NEC Corp. ("NEC") claiming that such companies had infringed Loral Fairchild's patents for a "charged coupled device" ("CCD"), commonly used as an optical sensor in video cameras and fax machines. Although the CCD patents have expired, Loral Fairchild is seeking reasonable royalties through the expiration date from a number of defendants. On February 22, 1996, a jury in the United States District Court for the Eastern District of New York found unanimously that Sony had infringed the CCD patents. The trial judge, however, in an order dated July 12, 1996, reversed the jury verdict. Loral Fairchild has appealed the court's decision. Loral Fairchild's claims against other defendants remain pending, but if the court's decision is affirmed on appeal, a substantial portion, but not all, of the damage claims against the other defendants would be adversely affected. Matsushita has been granted a declaratory judgment that it has a valid and enforceable license under the CCD patents. In addition, a trial on Matsushita's claim against Loral Fairchild for tortious interference was conducted during July 1996 but the Court has not yet ruled on the matter.

     Lockheed Martin has agreed in connection with the Merger to grant to the Company the right to all proceeds or awards resulting from the CCD Lawsuit as well as complete and exclusive control and management thereof. The Company has agreed to pay all fees and expenses relating to the CCD Lawsuit and to indemnify Lockheed Martin and Old Loral from any losses relating thereto.

     Neither SS/L or Globalstar is a party to any pending legal proceedings material to its financial condition or results of operation.

     Environmental Regulation. Operations at SS/L, Skynet and Globalstar are subject to regulation by various federal, state and local agencies concerned with environmental control. The Company believes that these facilities are in substantial compliance with all existing federal, state and local environmental regulations. With regard to certain sites, environmental remediation is being performed by prior owners who retained liability for such remediation arising from occurrences during their period of ownership. To date, these prior owners have been fulfilling such obligations and the size and current financial condition of the prior owners make it probable that they will be able to complete their remediation obligations without cost to the Company and its subsidiaries or Globalstar.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     (A) MARKET PRICE AND DIVIDEND INFORMATION

     The Company's common stock is traded on the NYSE under the symbol LOR. The following table sets forth, for each of the periods indicated, the reported high and low sales prices per share of the Company's common stock as reported on the
NYSE:

                                                                       HIGH     LOW
                                                                       ----     ----
        PERIOD ENDING DECEMBER 31, 1996
             Quarter ended June 30, 1996.............................  $18 1/2  $10 1/2
             Quarter ended September 30, 1996........................  16 5/8   11 1/8
             Quarter ended December 31, 1996.........................  19 5/8   15 1/4

     The Company does not currently anticipate paying any dividends or distributions on its common stock or on the Series A Convertible Preferred Stock held by Lockheed Martin. Neither Globalstar nor SS/L has paid any dividends or distributions since their respective dates of inception or acquisition by Loral, as the case may be. The Globalstar credit agreement and the indenture related to the Globalstar senior notes and the SS/L credit facility impose restrictions on Globalstar's and SS/L's respective ability to pay distributions or dividends to its partners and stockholders, including to the Company. To the extent that the Company or SS/L and Globalstar incur debt financing in the future, similar limitations will likely be imposed.

     (B) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     At February 28, 1997, there were approximately 6,600 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data has been derived from, and should be read in conjunction with, the related financial statements. Historical information prior to April 23, 1996 for Loral Space & Communications Ltd. represents the space and communications operations of Old Loral.

                       LORAL SPACE & COMMUNICATIONS LTD.

               PRO FORMA COMBINED OPERATIONS INCLUDING AFFILIATES
                     (In thousands, except per share data)
                                  (Unaudited)

     Loral currently reports the results of operations of its affiliates, SS/L, Globalstar and K&F, using the equity method of accounting. To provide an understanding of the operations managed by Loral, the following pro forma combined financial data have been prepared to aggregate the results of Loral and its affiliates for the nine months ended December 31, 1996 and 1995.

                                                                         NINE MONTHS ENDED DECEMBER 31, 1996
                                                            -------------------------------------------------------------
                                                                                                               PRO FORMA
                                                               SS/L      GLOBALSTAR       K&F      LORAL(1)   COMBINED(2)
                                                            ----------   ----------     --------   --------   -----------
Revenues..................................................  $1,017,653                  $212,703   $ 5,088     $ 949,729
                                                             =========                  ========   ========   ============
Operating income (loss) before Globalstar system
  development and start up costs and K&F program
  investment..............................................  $   54,011                  $ 62,399   $(12,201)   $ 104,209
Globalstar system development and start up costs and K&F
  program investment......................................          --    $ 45,624        20,239        --        65,863
                                                            ----------   ----------     --------   --------   -----------
Operating income (loss) after Globalstar system
  development and start up costs and K&F program
  investment..............................................      54,011     (45,624)       42,160   (12,201)       38,346
Interest income (expense), net............................       6,081     (10,969)(3)   (27,197)   28,699        (3,386)
                                                            ----------   ----------     --------   --------   -----------
Income (loss) before taxes................................      60,092     (56,593)(3)    14,963    16,498        34,960
Income taxes..............................................     (27,643)         --            81    (2,912)      (30,474)
Equity in loss of affiliates..............................      (1,549)         --            --    (4,709)           --
Other shareholders' interest..............................         125          --            --        --         4,391
                                                            ----------   ----------     --------   --------   -----------
Income (loss) before extraordinary item...................      31,025     (56,593)       15,044     8,877         8,877
Loss on retirement of debt................................          --          --        (9,142)       --            --
                                                            ----------   ----------     --------   --------   -----------
Net income (loss).........................................  $   31,025    $(56,593)     $  5,902   $ 8,877     $   8,877
                                                             =========   =========      ========   ========   ============
Weighted shares outstanding...............................                                         229,396       229,396
                                                                                                   ========   ============
Earnings per share........................................                                         $  0.04     $    0.04
                                                                                                   ========   ============

                                                                        NINE MONTHS ENDED DECEMBER 31, 1995
                                                            ------------------------------------------------------------
                                                                                                              PRO FORMA
                                                              SS/L     GLOBALSTAR        K&F      LORAL(1)   COMBINED(2)
                                                            --------   ----------      --------   --------   -----------
Revenues..................................................  $768,121                   $199,784   $ 3,841     $ 745,539
                                                            ========                   ========   ========   ============
Operating income before Globalstar system development and
  start up costs and K&F program investment...............  $ 16,832                   $ 56,380   $ 1,575     $  74,787
Globalstar system development and start up costs and K&F
  program investment......................................        --    $ 60,831         22,674        --        83,505
                                                            --------   ----------      --------   --------   -----------
Operating income (loss) after Globalstar system
  development and start up costs and K&F program
  investment..............................................    16,832     (60,831)        33,706     1,575        (8,718)
Interest income (expense), net............................     5,280       9,830        (31,288)   (7,563)      (23,741)
                                                            --------   ----------      --------   --------   -----------
Income (loss) before taxes................................    22,112     (51,001)         2,418    (5,988)      (32,459)
Income taxes..............................................   (11,745)         --             --     2,093        (9,652)
Equity in loss of affiliates..............................    (1,009)         --             --   (11,360)           --
Other shareholders' interest..............................       115          --             --        --        26,856
                                                            --------   ----------      --------   --------   -----------
Income (loss) before extraordinary item...................     9,473     (51,001)         2,418   (15,255)      (15,255)
Loss on retirement of debt................................        --          --         (1,913)       --            --
                                                            --------   ----------      --------   --------   -----------
Net income (loss).........................................  $  9,473    $(51,001)      $    505   $(15,255)   $ (15,255)
                                                            ========   =========       ========   ========   ============
Weighted shares outstanding...............................                                        175,133       175,133
                                                                                                  ========   ============
Earnings (loss) per share.................................                                        $ (0.09)    $   (0.09)
                                                                                                  ========   ============

---------------

(1) As reported.

(2) Net of intercompany eliminations.

(3) Includes a preferred distribution on Globalstar's Redeemable Preferred Partnership Interests of $15,899.

                       LORAL SPACE & COMMUNICATIONS LTD.

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                       YEARS ENDED MARCH 31,
                                         NINE MONTHS ENDED   -----------------------------------------
                                         DECEMBER 31, 1996     1996       1995       1994       1993
                                         -----------------   --------   --------   --------   --------

STATEMENT OF OPERATIONS DATA:
Management fee from affiliate..........     $     5,088      $  5,608   $  3,169   $  2,981   $  2,576
Equity in net income (loss) of
  affiliates(1)........................          (4,709)       (8,628)    (8,988)     1,174        663
Income loss before cumulative effect of
  accounting change(2).................           8,877       (13,785)    (7,873)    (3,694)    (5,242)
Net income (loss)......................           8,877       (13,785)    (7,873)    (3,694)   (12,001)
Earnings (loss) per share..............             .04          (.08)       N/A        N/A        N/A

CASH FLOW DATA:
Used in operating activities...........     $     3,003      $  1,319   $  8,439   $    587   $  5,905
Used in (provided by) investing
  activities...........................           1,962       115,031     92,055     25,288     (2,697)
Provided by equity transactions........         602,413       116,362    100,494     25,875      3,208
Provided by Convertible Preferred
  Equivalent Obligations ("Convertible
  preferreds").........................         583,292         --         --         --         --
Dividends paid per share...............        --                 N/A        N/A        N/A        N/A

                                                                             MARCH 31,
                                                             -----------------------------------------
                                         DECEMBER 31, 1996     1996       1995       1994       1993
                                         -----------------   --------   --------   --------   --------
BALANCE SHEET DATA:
Cash and cash equivalents..............     $ 1,180,752      $     12   $  --      $  --      $  --
Investment in Globalstar(1)............         175,639       195,221    110,970     25,288      --
Investment in SS/L.....................         267,418       144,051    140,007    138,191    137,017
Total assets...........................       1,699,326       354,396    251,819    163,479    137,017
Convertible preferreds.................         583,292         --         --         --         --
Shareholders' equity(3)/Invested
  equity...............................       1,070,069       354,396    251,819    159,198    137,017

---------------
(1) Globalstar commenced operations on March 23, 1994.
(2) Before the effect of adopting Statement of Financial Accounting Standards No. 106 "Accounting for Postretirement Benefits Other than Pensions," in fiscal 1993 net of related income taxes.
(3) As of December 31, 1996, the book value per share of the Series A Preferred Stock and the Common stock (which the Company is required to disclose herein in accordance with applicable Bermuda law) was $4.52 and $4.51, respectively. Book value per share represents the quotient obtained by dividing shareholders' equity by the number of outstanding shares of Common Stock, giving effect to the conversion of the Series A Preferred Stock, plus, in the case of such preferred stock, the $.01 liquidation preference thereof.

                           SPACE SYSTEMS/LORAL, INC.
                                 (IN THOUSANDS)

                                                                      YEARS ENDED MARCH 31,
                                      NINE MONTHS ENDED    -------------------------------------------
                                      DECEMBER 31, 1996       1996        1995       1994       1993
                                      ------------------   ----------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenues............................      $1,017,653       $1,121,619   $633,717   $596,267   $517,242
Gross profit........................          64,157           34,406     27,785     24,964     19,855
Income before cumulative effect of
  change in accounting(1)...........          31,025           12,367      5,554      3,591      2,594
Net income (loss)...................          31,025           12,367      5,554      3,591    (18,076)

                                                                            MARCH 31,
                                                           -------------------------------------------
                                      DECEMBER 31, 1996       1996        1995       1994       1993
                                      ------------------   ----------   --------   --------   --------
BALANCE SHEET DATA:
Cash and cash equivalents...........      $   19,181       $  126,863   $ 52,222   $ 26,578   $ 10,121
Total assets........................       1,059,064          908,677    766,475    743,016    640,499
Long-term debt......................         127,586           65,052     34,040     92,249     73,000
Shareholders' equity................         478,893          447,868    435,501    429,947    426,356

---------------
(1) Before the effect of adopting Statement of Financial Accounting Standards No. 106 "Accounting for Postretirement Benefits Other than Pensions" in fiscal 1993 net of related income taxes.

                                GLOBALSTAR, L.P.
            (In thousands, except per partnership interest amounts)

                                                    YEAR ENDED DECEMBER 31, 1994                                 CUMULATIVE
                                                  ---------------------------------
                                           PRE-CAPITAL
                                     SUBSCRIPTION PERIOD(1)           MARCH 23                                 MARCH 23, 1994
                                   ---------------------------      (COMMENCEMENT     YEARS ENDED DECEMBER      (COMMENCEMENT
                                    YEAR ENDED    JANUARY 1 TO    OF OPERATIONS) TO            31,            OF OPERATIONS) TO
                                   DECEMBER 31,    MARCH 22,        DECEMBER 31,      ---------------------     DECEMBER 31,
                                       1993           1994              1994            1995        1996            1996
                                   ------------   ------------    -----------------   ---------   ---------   -----------------
STATEMENT OF OPERATIONS DATA:
  Revenues........................   $     --        $   --           $      --       $      --   $      --       $      --
  Operating expenses..............     11,510         6,872              28,027          80,226      61,025         169,278
  Interest income.................         --            --               1,783          11,989       6,379          20,151
  Net loss applicable to ordinary
    partnership interests.........     11,510         6,872              26,244          68,237      71,969         166,450
  Net loss per weighted average
    ordinary partnership
    interest outstanding..........                                         0.73            1.50        1.53
  Cash distributions per ordinary
    partnership interest..........                                           --              --          --
OTHER DATA:
  Deficiency of earnings to cover
    fixed charges(2)..............                                          N/A             N/A      71,969
CASH FLOW DATA:
  Used in operating activities....         --            --             (23,052)        (38,368)    (46,622)       (108,042)
  Used in investing activities....         --            --             (50,549)       (280,345)   (384,264)       (715,158)
  Provided by partners' capital
    transactions..................         --            --             147,161         318,630     284,714         750,505
  Provided by (used in) other
    financing activities..........         --            --                  --          (1,875)     95,750          93,875

                                                                                  DECEMBER 31,
                                                                       ----------------------------------
                                                                         1996         1995         1994
                                                                       --------     --------     --------
BALANCE SHEET DATA:
  Cash and cash equivalents........................................    $ 21,180     $ 71,602     $ 73,560
  Working capital (deficiency).....................................     (53,481)      17,687       35,423
  Globalstar System under construction.............................     891,033      400,257       71,996
  Total assets.....................................................     942,913      505,391      151,271
  Vendor financing liability.......................................     130,694       42,219           --
  Borrowings under long-term revolving credit facility.............      96,077           --           --
  Redeemable preferred partnership interests.......................     302,037           --           --
  Ordinary partners' capital.......................................     315,186      386,838      112,944

---------------
(1) Reflects certain costs incurred by Loral and Qualcomm prior to March 23, 1994, which were reimbursed by Globalstar through a capital subscription credit or agreement for repayment in connection with the $275.0 million capital subscription and commencement of Globalstar's operations on March 23, 1994.

(2) The ratio of earnings to fixed charges is not meaningful as Globalstar is in the development stage and, accordingly, has incurred operating losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company, Globalstar, SS/L and Skynet, and elsewhere in this Form 10-K, are forward-looking statements that involve risks and uncertainties, many of which may be beyond the companies' control. The actual results that the companies achieve may differ materially from any forward-looking projections due to such risks and uncertainties.

     Loral Space & Communications Ltd. and its subsidiaries (the "Company" or "Loral") is one of the world's leading satellite communications companies, with substantial interests in both the manufacture and operation of geosynchronous ("GEO") and low-earth-orbit ("LEO") satellite systems. Loral manages and will soon own 100% of Space Systems/Loral, Inc. ("SS/L"), one of the world's leading manufacturers of space systems. Loral also manages and is the largest equity owner of Globalstar, L.P. ("Globalstar"), a system of LEO satellites expected to be placed in service in 1998 that will support digital telephone service to handheld and fixed terminals worldwide. In addition, on March 14, 1997, Loral purchased Skynet Satellite Services ("Skynet"), the third largest domestic satellite service provider, from AT&T.

     Loral was formed to effectuate the distribution of Loral Corporation's ("Old Loral") space and telecommunications businesses (the "Distribution") to shareholders of Old Loral pursuant to a merger agreement (the "Merger") dated January 7, 1996 between Old Loral and Lockheed Martin Corporation ("Lockheed Martin").

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, Loral had $1.2 billion of cash and cash equivalents. Loral intends to utilize its existing capital base and access to the capital markets to initially fund the Skynet acquisition, make additional investments in Globalstar and Globalstar service provider opportunities, increase its ownership in SS/L and invest in additional satellite telecommunications opportunities. In connection with the Merger between Old Loral and Lockheed Martin, Lockheed Martin assumed approximately $206 million of the guarantee under the Globalstar Credit Agreement. The balance of $44 million of the guarantee was assumed by various Globalstar partners, including $11.7 million by SS/L. Loral has agreed to indemnify Lockheed Martin for its liability, if any, in excess of $150 million under its guarantee of the Globalstar Credit Agreement. Globalstar and SS/L are currently financed without recourse to Loral other than the indemnification described above.

     It is anticipated that Loral will fund its operating requirements from available cash balances and interest income generated from the temporary investment of cash balances. Globalstar has no history of making distributions on its ordinary partnership interests and is not expected to make distributions until after commencement of full commercial operations. The Globalstar Credit Agreement imposes restrictions on Globalstar's ability to make distributions on its ordinary partnership interests.

     Skynet. The Company intends to initially fund the Skynet purchase with its available cash. The $478 million purchase price is subject to adjustment based on net assets delivered on the closing date. Skynet currently has one high-powered satellite operating in orbit and has a contract with SS/L for the construction of two satellites and an option for one additional satellite and one ground spare. Although short term borrowings may be required depending on the timing of cash receipts and expenditures, Loral believes, based on current projections, that Skynet's internal cash flows should be adequate to fund these capital expenditures for the satellites under construction, the satellite under option and related ground equipment.

     Globalstar. As of February 1997, Globalstar estimates the cost for the design, construction and deployment of the Globalstar System, including working capital, cash interest on anticipated borrowings and operating expenses, to be approximately $2.5 billion, as compared with approximately $2.2 billion estimated at December 31, 1995. This increase arose primarily from a change in launch vehicles and additional integration testing procedures to support system readiness on schedule, scope changes to add features, capabilities and functions, cost growth and other factors. In addition, Globalstar has agreed to purchase from SS/L eight additional spare satellites at a cost of approximately $175 million. Actual amounts may vary from these estimates and additional funds would be required in the event of unforeseen delays, cost overruns, launch failures, technological risks, adverse regulatory developments, or to meet unanticipated expenses and for system enhancements and measures to assure system performance and readiness for the space and ground segments.

     As of February 13, 1997, Globalstar had raised or received commitments for approximately $2.0 billion. Globalstar believes that its current capital, vendor financing commitments, the availability of the Globalstar Credit Agreement and proceeds from the exercise of warrants issued in connection with the Globalstar Credit Agreement are sufficient to fund its requirements into the first quarter of 1998. Globalstar intends to raise the remaining funds required from a combination of sources, including debt issuance (which may include an equity component), financial support from the Globalstar Partners, projected service provider payments, projected net service revenues from initial operations and anticipated payments from the sale of gateways and Globalstar phones. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all.

     SpaceSystems/Loral. Loral has made a strategic decision to increase its ownership in SS/L to 100%. The first step in implementing this strategy was the acquisition by Loral in August 1996 of the 18.3% interest in SS/L owned by the Lehman Partnerships in exchange for 7,500,000 newly issued shares of common stock of the Company, 267,256 shares of common stock of GTL previously held by the Company and $4 million in cash. As a result of this transaction, the Company increased its interest in SS/L from 32.7% to 51%. In February 1997, Loral completed negotiations with SS/L's Alliance Partners to acquire their respective ownership interests in SS/L for $374 million of which $93 million will be paid in cash and the balance in Loral common stock and Loral convertible preferred equivalent obligations. Alliance Partners exchanging SS/L common stock for Loral common stock or convertible preferred equivalent obligations will retain representation on the SS/L Board of Directors and continue their strategic operating relationships with SS/L. Accordingly, in 1997, Loral expects to discontinue the use of the equity method of accounting for SS/L and will consolidate SS/L's financial position and results of operations in its financial statements.

     SS/L is the prime contractor for the design and construction of Globalstar's satellites. In connection therewith, SS/L and its subcontractors have committed $310 million of vendor financing to Globalstar, of which $121 million of such vendor financing is effectively borne by the subcontractors. The Company believes the operations and capitalization of SS/L are adequate to fund its anticipated growth.

     Other Business Opportunities. Loral intends to pursue additional satellite-based communications service opportunities. These opportunities are in formative stages and there can be no assurances that they will be further developed or licensed, or that the necessary capital to complete such opportunities will be available.

     Cash Provided and Used. Cash used in operating activities for the nine months ended December 31, 1996 and for the years ended March 31, 1996 and 1995 was $3.0 million, $1.3 million and $8.4 million, respectively, primarily due to the items discussed in Results of Operations, below.

     Cash used in investing activities for the nine months ended December 31, 1996 was $2.0 million, primarily due to the purchase of $2.5 million principal amount of GTL Convertible Preferred Equivalent Obligations in April 1996 and $4 million used in connection with the purchase of the Lehman Partnerships' interest in SS/L in August 1996, offset by the sale of property, plant and equipment. Cash used in investing activities for the years ended March 31, 1996 and 1995 was $115.0 million and $92.1 million, respectively, primarily due to investments in Globalstar. Investments in Globalstar totaled $105.2 million and $103.6 million in the years ended March 31, 1996 and 1995, respectively, and include an aggregate of $10.3 million of capitalized costs, principally interest.

     Net cash provided by financing activities for the nine months ended December 31, 1996 was $1.2 billion, primarily due to the $600 million net proceeds from the Distribution and $583 million net proceeds from issuance of the Convertible Preferred Equivalent Obligations. Net cash provided by financing activities for the years ended March 31, 1996 and 1995 was $116.4 million and $100.5 million, respectively, representing the advances from Old Loral to fund the above-mentioned activities.

RESULTS OF OPERATIONS

     The Company operates under a December 31 year-end. For the nine months ended December 31, 1996, the consolidated financial statements include the accounts of Loral Space & and Communications Ltd. and its subsidiaries. As such, the following discussion compares these results of operations with the unaudited nine months ended December 31, 1995. Old Loral operated under a March 31 year-end. For the years ended March 31, 1996 and 1995, the combined financial statements reflect that portion of the space and communications operations included in Old Loral's historical financial statements that were spun off to Loral. Except for Globalstar, which since inception has had a December 31 year-end, the following discussion compares the results of operations for the years ended March 31, 1996 and 1995. For Globalstar, the year ended December 31, 1995 is compared with the period March 23, 1994 (commencement of operations) to December 31, 1994.

     The results of operations for the periods through March 31, 1996 include allocations and estimates of certain expenses of Loral based upon estimates of actual services performed by Old Loral on behalf of Loral. The amount of corporate office expenses for such periods has been estimated based primarily on the allocation methodology prescribed by government regulations pertaining to government contractors, which management of Loral believes is a reasonable allocation method.

     For the periods through March 31, 1996, interest was allocated to Loral based upon Old Loral's historical weighted average debt cost applied to the average investment in affiliates, which management of Loral believes to be a reasonable allocation method. Interest related to Old Loral's investment in Globalstar has been capitalized because Globalstar has not commenced its principal operations.

     Taxation. Loral is subject to U.S. Federal, state and local income taxation at regular corporate rates on any income that is effectively connected with the conduct of a U.S. trade or business. When such income is deemed removed from the U.S. business, it is subject to an additional 30% "branch profits" tax. Loral expects that a significant portion of its income will be from foreign sources and will not be effectively connected with a U.S. trade or business; some portion of its income, however, will be subject to taxation by certain foreign countries.

     The Company's U.S. subsidiaries are subject to U.S. taxes on their worldwide income. In addition, a 30% U.S. withholding tax will be imposed on dividends and interest paid by such subsidiaries to Loral Space & Communications Ltd.

  Comparison of Results for the Nine Months ended December 31, 1996 and 1995

     The results of operations reflect net income of $8.9 million for the nine months ended December 31, 1996 as compared with a loss of $15.3 million for the same period in the prior year. This change is primarily attributable to interest earned during 1996 on the investment of available cash balances as compared with interest expense allocated from Old Loral during 1995. Total interest income, net for the nine months ended December 31, 1996 was $28.7 million.

     Management fees earned from SS/L of $5.1 million for the nine months ended December 31, 1996 represent an increase of $1.2 million over the nine months ended December 31, 1995. The management fees are based on SS/L sales which increased $250 million, or 32%, to $1.0 billion.

     Costs and expenses increased to $17.3 million for the nine months ended December 31, 1996 from $2.3 million for the nine months ended December 31, 1995. The primary reason for this increase is that 1996 expenses reflect the Company's operations on a stand-alone basis without the benefit of economies of scale under Old Loral.

     Equity in net loss of affiliates decreased to $4.7 million for the nine months ended December 31, 1996 from $11.4 million for the comparable period in the prior year. This improvement is primarily due to increased net income of SS/L, partially offset by the loss of tax benefit for Globalstar losses following Loral's formation in Bermuda.

     The Company's effective income tax rate for the nine months ended December 31, 1996 was 17.7% compared with (35.0)% for the prior period. The current period effective rate is lower than the statutory U.S. Federal income tax rate because, as a Bermuda Company, a substantial portion of the Company's income is foreign source income not subject to Federal taxation.

       Pro Forma Combined Operations. Combined revenues of all companies (Loral, Globalstar, SS/L and K&F), after intercompany eliminations, were $950 million for the nine months ended December 31, 1996, up 27 percent from the same period in the prior year. Operating income increased to $104 million, compared to $75 million for the same period in the prior year, before Globalstar system development and start-up costs and K&F program investment of $66 million and $84 million, for the nine months ended December 31, 1996 and 1995, respectively. All operating entities' peformance improved period-to-period.

  Comparison of Results for the Years Ended March 31, 1996 and 1995

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

     Allocated costs and expenses decreased to $3.0 million in 1996 from $3.2 million in 1995 due to changes in both the level of Old Loral corporate office expenses and changes in the proportional factors within the allocation formula. Allocated interest expense increased to $10.5 million in 1996 from $9.5 million in 1995, primarily as a result of Old Loral's increased effective borrowing rate applied to its investment in SS/L.

     For the year ended March 31, 1996, the effective income tax rate was (35.0)% compared to 44.9% in 1995. The change in the effective rate for 1996 as compared to 1995 is primarily a result of the proportionate impact of taxes on undistributed earnings of affiliates (SS/L) for the year.

     The equity in net loss of affiliates in 1996 of $8.6 million as compared to $9.0 million in 1995 reflects Loral's proportionate share of higher Globalstar costs for the design, development and construction of the Globalstar System offset by the proportionate share of higher SS/L income.

SUMMARY RESULTS OF OPERATIONS OF AFFILIATES

SPACE SYSTEMS/LORAL

  Comparison of Results for the Nine Months Ended December 31, 1996 and 1995

     During the nine months ended December 31, 1996, revenues from contracts increased to $1.0 billion from $768.1 million during the comparable period of the prior year. The increase in revenues was attributable primarily to higher volume on commercial satellite programs of $260.5 million, including the Globalstar program of $58.3 million, partially offset by lower volume on the GOES weather satellite program of $11.0 million.

     Operating income increased to $54.0 million for the nine months ended December 31, 1996 from $16.8 million in the comparable period of the prior year. This improvement resulted from the increase in revenues and a change in program mix with new commercial awards having better margins than the older programs being completed.

     Interest income net of interest expense increased slightly to $6.1 million for the nine months ended December 31, 1996 from $5.3 million in the prior year period.

     The effective tax rate decreased to 46% for the nine months ended December 31, 1996 from 53% for the comparable period in the prior year. This reduction resulted from a decrease in the impact of non-deductible goodwill amortization.

  Comparison of Results for the Fiscal Years Ended March 31, 1996 and March 31, 1995

     During the year ended March 31, 1996, revenues from contracts increased to $1.1 billion from $633.7 million for the year ended March 31, 1995. The increase in revenues is attributable to higher volume on commercial satellite programs of $521.4 million, including the Globalstar program of $239.7 million, offset by lower volume on both the GOES weather satellite program of $18.9 million and the Space Station program of $14.6 million.

     Operating income increased to $22.1 million from $17.9 million in the prior year. The change in operating income primarily results from increased revenues, a change in the current program mix and risk-management on programs requiring in-orbit satellite delivery.

     Interest income net of interest expense increased to $6.4 million from $1.3 million for the prior year, primarily attributable to increased investment income of $2.6 million resulting from increased invested cash balances and $2.4 million of interest income associated with orbital receipts.

     The effective tax rate decreased to 53.4% in fiscal 1996 from 62.2% in the prior year primarily due to the decreased impact of non-deductible goodwill amortization.

GLOBALSTAR

  Comparison of Results for the Nine Months Ended December 31, 1996 and 1995

     Globalstar is a development stage partnership and has not commenced commercial operations. For the period March 23, 1994 (commencement of operations) to December 31, 1996, Globalstar has recorded cumulative net losses of $149.1 million and net losses applicable to ordinary partnership interests of $166.5 million. The net loss for the nine months ended December 31, 1996 decreased to $40.7 million as compared to $51.0 million for the nine months ended December 31, 1995 due to a decrease in development costs partially offset by a decrease in interest income. The net loss applicable to ordinary partnership interests was $56.6 million during the current period, reflecting $15.9 million of preferred distributions on the redeemable preferred partnership interests. Globalstar is expending significant funds for the design, construction, testing and deployment of the Globalstar System and expects such losses to continue until commencement of commercial operations.

     Globalstar has earned interest income of $20.2 million on cash balances and short term investments since commencement of operations. Interest income during the nine months ended December 31, 1996 was $4.9 million as compared to $9.8 million for the nine months ended December 31, 1995. Interest income for the current period decreased as a result of lower average cash balances outstanding during 1996.

     Development costs were $30.8 million for the nine months ended December 31, 1996, representing the development of certain technologies under a cost sharing arrangement in Globalstar's contract with Qualcomm, the development of Globalstar phones and Globalstar's continuing in-house engineering. This compares with $46.7 million of development costs incurred during the same period in 1995. The decline during the current year is primarily the result of the cost sharing arrangement in Globalstar's contract with Qualcomm reaching its funding limit in April 1996.

     Marketing, general and administrative expenses were $14.8 million for the nine months ended December 31, 1996 as compared to $14.2 million incurred during the nine months ended December 31, 1995.

     Globalstar intends to capitalize all costs, including interest as applicable, associated with the design, construction and deployment of the Globalstar System, except costs associated with the development of the Globalstar phones and certain technologies under a cost sharing arrangement with Qualcomm. Globalstar will not record depreciation expense on the Globalstar System Under Construction until the commencement of commercial operations, as assets are placed into service.

     Globalstar was organized as a limited partnership. As such, no income tax provision (benefit) is reflected in its results since U.S. income taxes are the responsibility of its partners. Generally, taxable income (loss), deductions and credits of Globalstar will be passed through to its partners.

  Comparison of Results for the Year Ended December 31, 1995 to the Period March 23, 1994 (commencement of operations) to December 31, 1994

     The net loss for the year ended December 31, 1995 increased to $68.2 million from $26.2 million in the period March 23, 1994 (commencement of operations) to December 31, 1994 (the "Prior Period"), primarily due to increased operating expenses partially offset by increased interest income.

     Interest income for the year ended December 31, 1995 was $12.0 million as compared to $1.8 million earned during the Prior Period. Interest income increased significantly from the Prior Period as a result of higher cash balances invested due to the sale of 10,000,000 partnership interests to GTL for $185.8 million during the first quarter and the receipt of payments against capital subscriptions of $133.8 million.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Information required for this item is set forth in the Company's 1997 definitive proxy statement which is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

         NAME           AGE                                POSITION
----------------------  ---     ---------------------------------------------------------------
Bernard L. Schwartz...  71      Chairman of the Board of Directors and Chief Executive Officer
                                since January 1996. Prior to that, Chairman and Chief Executive
                                Officer of Old Loral since 1972.
Michael B. Targoff....  52      President and Chief Operating Officer since March 1996. Prior to that, Senior Vice President and Secretary of Old Loral since
                                April 1992. Prior to that, held other executive officer
                                positions with Old Loral.
Michael P. DeBlasio...  59      Senior Vice President and Chief Financial Officer since March
                                1996. Prior to that, Senior Vice President-Finance of Old Loral since 1979.
Robert E. Berry.......  68      Senior Vice President since November 1996 and President of
                                Space Systems/Loral since 1990.
Jeanette H. Clonan....  48      Vice President-Communications and Investor Relations since
                                November 1996. Prior to that, Director-Corporate Communications from June 1996. Prior to that, Vice President-Corporate
                                Relations of Jamaica Water Securities since September 1992.
Stephen L. Jackson....  55      Vice President -- Administration since March 1997. Prior to that, Vice President-Administration of Old Loral since 1978.
Jerald A. Lindfelt....  50      Vice President -- Business Operations since March 1997. Prior to that, Division President of Old Loral since July 1991.
Nicholas C. Moren.....  50      Vice President and Treasurer since March 1996. Prior to that,
                                Vice President and Treasurer of Old Loral since April 1991.
Harvey B. Rein........  43      Vice President and Controller since April 1996. Prior to that,
                                Assistant Controller of Old Loral since 1985.
Thomas B. Ross........  67      Vice President-Government Relations since November 1996. Prior to that, Vice President-Corporate Communications from April
                                1996. Prior to that, Vice President-Communications of
                                Globalstar from May 1995 to April 1996. Prior to that, Special
                                Assistant to the President and Senior Director for Public
                                Affairs of the National Security Council from April 1994 to May
                                1995 and Senior Vice President of Hill & Knowlton.
Eric J. Zahler........  46      Vice President, General Counsel and Secretary since March 1996.
                                Prior to that, Vice President and General Counsel of Old Loral since April 1992; prior to that, partner in the law firm of
                                Fried, Frank, Harris, Shriver & Jacobson.

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under Items 11, 12 and 13, is set forth in the Company's 1997 definitive proxy statement which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

                                                                                   PAGE
                                                                                   -----
    Index to Financial Statements................................................  F-1

    Loral Space & Communications Ltd.
      Independent Auditors' Report...............................................  F-2
      Consolidated Balance Sheets as of December 31, 1996 and March 31, 1996.....  F-3
      Consolidated Statements of Operations for the nine months ended December
         31, 1996 and for the years ended March 31, 1996 and 1995................  F-4
      Consolidated Statements of Shareholders' Equity/Invested Equity for the
         nine months ended December 31, 1996 and for the years ended March 31,
         1996 and 1995...........................................................  F-5
      Consolidated Statements of Cash Flows for the nine months ended December
         31, 1996 and for the years ended March 31, 1996 and 1995................  F-6
      Notes to Consolidated Financial Statements.................................  F-7
    Space Systems/Loral, Inc.
      Independent Auditors' Report...............................................  F-18
      Consolidated Balance Sheets as of December 31, 1996 and March 31, 1996.....  F-19
      Consolidated Statements of Income for the nine months ended December 31,
         1996 and the years ended March 31, 1996 and 1995........................  F-20
      Consolidated Statements of Shareholders' Equity for the nine months ended
         December 31, 1996 and the years ended March 31, 1996 and 1995...........  F-21
      Consolidated Statements of Cash Flows for the nine months ended December
         31, 1996 and the years ended March 31, 1996 and 1995....................  F-22
      Notes to Consolidated Financial Statements.................................  F-23

    Globalstar, L.P. (A development stage limited partnership)
      Independent Auditors' Report...............................................    *
      Consolidated Balance Sheets as of December 31, 1996 and 1995...............    *
      Consolidated Statements of Operations for the period January 1, 1994 to
         March 22, 1994 (the pre-capital subscription period), the period March
         23, 1994 (commencement of operations) to December 31, 1994 and for the
         years ended December 31, 1996 and 1995 and cumulative...................    *
      Consolidated Statements of Cash Flows for the period March 23, 1994
         (commencement of operations) to December 31, 1994, and for the years
         ended December 31, 1996 and 1995 and cumulative.........................    *
      Consolidated Statements of Partners' Capital and Subscriptions Receivable
         for the period March 23, 1994 (commencement of operations) to December
         31, 1996................................................................    *
      Notes to Consolidated Financial Statements.................................    *

---------------

* Incorporated herein by reference from the Annual Report on Form 10-K of Globalstar Telecommunications Limited for the year ended December 31, 1996, pages F-12 through F-29.

     (a) 3. Exhibits

EXHIBIT NUMBER                                     DESCRIPTION
--------------   -------------------------------------------------------------------------------
      2.1        Restructuring, Financing and Distribution Agreement, dated as of January 7,
                 1996, among Loral Corporation, Loral Aerospace Holdings, Inc., Loral Aerospace
                 Corp., Loral General Partner, Inc., Loral Globalstar L.P., Loral Globalstar
                 Limited, the Registrant and Lockheed Martin Corporation*
      2.2        Amendment to Restructuring, Financing and Distribution Agreement, dated as of
                 April 15, 1996*
      2.3        Agreement for the Purchase and Sale of Assets dated as of September 25, 1996 by and between AT&T Corp., as Seller, and Loral Space & Communications Ltd., as
                 Buyer**
      2.4        First Amendment to Agreement for the Purchase and Sale of Assets, dated as of
                 March 14, 1997, by and between AT&T Corp., or Seller, and Loral Space &
                 Communications Ltd., as Buyer******
      3.1        Memorandum of Association*
      3.2        Memorandum of Increase of Share Capital*
      3.3        Second Amended and Restated Bye-laws*
      3.4        Form of Schedule III to Second Amended and Restated Bye-laws relating to
                 Registrant's 6% Series C Convertible Redeemable Preferred Stock+
      4.1        Rights Agreement dated March 27, 1996 between the Registrant and The Bank of
                 New York, Rights Agent*
      4.2        Indenture dated as of November 1, 1996 between the Registrant and The Bank of
                 New York, as Trustee, relating to the Registrant's 6% Convertible Preferred
                 Equivalent Obligations due 2006+
     10.1        Shareholders Agreement dated as of April 23, 1996 between Loral Corporation and the Registrant*
     10.2        Tax Sharing Agreement dated as of April 22, 1996 between Loral Corporation, the
                 Registrant, Lockheed Martin Corporation and LAC Acquisition Corporation*
     10.3        Exchange Agreement dated as of April 22, 1996 between the Registrant and
                 Lockheed Martin Corporation*
     10.4        Amended and Restated Agreement of Limited Partnership of Globalstar, L.P.,
                 dated as of March 6, 1996 among Loral/Qualcomm Satellite Services, L.P.,
                 Globalstar Telecommunications Limited, AirTouch Satellite Services, San Giorgio
                 S.p.A., Hyundai/Dacom, Loral/DASA Globalstar, L.P., Loral Globalstar L.P.,
                 TE.S.AM. and Vodastar Limited***
     10.5        Subscription Agreements by and between Globalstar, L.P. and each of AirTouch
                 Communications, Alcatel SpaceCom, Loral General Partner, Inc., Hyundai/Dacom,
                 Vodastar Limited, Loral/Qualcomm Satellite Services, L.P. and Finmeccanica
                 S.p.A.****
     10.6        Service Provider Agreements by and between Globalstar, L.P. and each of
                 AirTouch Satellite Services, Finmeccanica S.p.A., Loral General Partner, Inc.,
                 Loral/DASA Globalstar, L.P., Hyundai/Dacom, TE.S.AM. and Vodastar Limited****
     10.7        Development Agreement by and between Qualcomm Incorporated and Globalstar,
                 L.P.****
     10.8        Contract between Globalstar, L.P. and Space Systems/Loral, Inc.****
     10.9        Revolving Credit Agreement dated as of December 15, 1995, as amended on March
                 25, 1996, among Globalstar, certain banks parties thereto and Chemical Bank, as
                 Administrative Agent***
     10.10       Lockheed Martin Guarantee of Globalstar Credit Agreement*
     10.11       1996 Stock Option Plan*++
     10.12       Common Stock Purchase Plan for Non-Employee Directors*++
     10.13       Employment Agreement dated as of April 5, 1996 between the Registrant and
                 Bernard L. Schwartz*++

EXHIBIT NUMBER                                     DESCRIPTION
--------------   -------------------------------------------------------------------------------
     10.14       Agreement dated as of August 9, 1996 among Loral Space & Communications Ltd.,
                 Loral SpaceCom Corporation, Lehman Brothers Capital Partners II, L.P., Lehman
                 Brothers Merchant Banking Portfolio Partnership L.P., Lehman Brothers Offshore
                 Investment Partnership-Japan L.P.*****
     10.15       Registration Rights Agreement dated as of August 9, 1996 among Loral Space &
                 Communications Ltd., Lehman Brothers Capital Partners II, L.P., Lehman Brothers
                 Merchant Banking Portfolio Partnership L.P., Lehman Brothers Offshore
                 Investment Partnership L.P. and Lehman Brothers Offshore Investment
                 Partnership-Japan L.P.*****
     10.16       Registration Rights Agreement dated November 6, 1996 relating to the
                 Registrant's 6% Convertible Preferred Equivalent Obligations due 2006+
     10.17       SS/L Stockholders Agreement*
     10.18       Exchange Agreement dated as of December 19, 1996 between the Registrant and
                 Daimler-Benz Aerospace AG and Amendment No. 1 thereto, dated as of February 6,
                 1997+
     21          List of Subsidiaries of the Registrant+
     23          Consent of Deloitte & Touche LLP+
     27          Financial Data Schedule (for SEC use only)+
     99          Consolidated Financial Statements of Globalstar, L.P. and Independent Auditors'
                 Report incorporated by reference in this Annual Report on Form 10-K from the
                 Annual Report on Form 10-K of Globalstar Telecommunications Limited for the
                 year ended December 31,1996. +

---------------
      *Incorporated by reference to the Registrant's Registration Statement on Form 10 (No. 1-14180).

     **Incorporated by reference to the Registrant's Form 8-K filed on September
       25, 1996.

   ***Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed by Globalstar Telecommunications Limited (File No. 0-25456).

  ****Incorporated by reference to the Registration Statement on Form S-1 of Globalstar Telecommunications Limited (File No. 33-86808).

 *****Incorporated by reference to the Registrant's Form 8-K filed on August 9,
      1996.
******Incorporated by reference to the Registrant's Form 8-K filed on March 28, 1997.

     +Filed herewith.

     ++Management compensation plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LORAL SPACE & COMMUNICATIONS LTD.

                                          By:         BERNARD L. SCHWARTZ
                                            ------------------------------------
                                                    Bernard L. Schwartz
                                                 (Chairman of the Board and
                                                  Chief Executive Officer)
                                                    Date: March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURES                                   TITLE                          DATE
------------------------------------------  ---------------------------------------  ------------------

           BERNARD L. SCHWARTZ              Chairman of the Board, Chief Executive       March 28, 1997
------------------------------------------  Officer and Director
           Bernard L. Schwartz

             ROBERT B. HODES                Director                                     March 28, 1997
------------------------------------------
             Robert B. Hodes

              GERSHON KEKST                 Director                                     March 28, 1997
------------------------------------------
              Gershon Kekst

             CHARLES LAZARUS                Director                                     March 28, 1997
------------------------------------------
             Charles Lazarus

            MALVIN A. RUDERMAN              Director                                     March 28, 1997
------------------------------------------
            Malvin A. Ruderman

            E. DONALD SHAPIRO               Director                                     March 28, 1997
------------------------------------------
            E. Donald Shapiro

             ARTHUR L. SIMON                Director                                     March 28, 1997
------------------------------------------
             Arthur L. Simon

          THOMAS J. STANTON JR.             Director                                     March 28, 1997
------------------------------------------
          Thomas J. Stanton Jr.

            DANIEL YANKELOVICH              Director                                     March 28, 1997
------------------------------------------
            Daniel Yankelovich

           MICHAEL P. DEBLASIO              Principal Financial Officer                  March 28, 1997
------------------------------------------
           Michael P. DeBlasio

              HARVEY B. REIN                Principal Accounting Officer                 March 28, 1997
------------------------------------------
              Harvey B. Rein

                         INDEX TO FINANCIAL STATEMENTS

Loral Space & Communications Ltd.

  Independent Auditors' Report........................................................  F-2
  Consolidated Balance Sheets as of December 31, 1996 and March 31, 1996..............  F-3
  Consolidated Statements of Operations for the nine months ended December 31, 1996 and for the years ended March 31, 1996 and 1995..................................  F-4
  Consolidated Statements of Shareholders' Equity/Invested Equity for the nine months ended December 31, 1996 and for the years ended March 31, 1996 and 1995..........  F-5
  Consolidated Statements of Cash Flows for the nine months ended December 31, 1996 and for the years ended March 31, 1996 and 1995..................................  F-6
  Notes to Consolidated Financial Statements..........................................  F-7

Space Systems/Loral, Inc.
  Independent Auditors' Report........................................................  F-18
  Consolidated Balance Sheets as of December 31, 1996 and March 31, 1996..............  F-19
  Consolidated Statements of Income for the nine months ended December 31, 1996 and the years ended March 31, 1996 and 1995..........................................  F-20
  Consolidated Statements of Shareholders' Equity for the nine months ended December
     31, 1996 and the years ended March 31, 1996 and 1995.............................  F-21
  Consolidated Statements of Cash Flows for the nine months ended December 31, 1996 and the years ended March 31, 1996 and 1995......................................  F-22
  Notes to Consolidated Financial Statements..........................................  F-23

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of Loral Space & Communications Ltd.

     We have audited the accompanying consolidated balance sheets of Loral Space & Communications Ltd. (a Bermuda company) and its subsidiaries (collectively, the "Company") as of December 31, 1996 and March 31, 1996 and the related consolidated statements of operations, shareholders' equity/invested equity and cash flows for the nine months ended December 31, 1996 and the years ended March 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996 and March 31, 1996, and the results of its operations and its cash flows for the nine months ended December 31, 1996 and the years ended March 31, 1996 and 1995 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
New York, New York
February 24, 1997
(March 14, 1997 as to Note 10)

                       LORAL SPACE & COMMUNICATIONS LTD.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                DECEMBER 31, 1996     MARCH 31, 1996
                                                                -----------------     --------------
                                               ASSETS
Current assets:
  Cash and cash equivalents...................................     $ 1,180,752           $     12
  Other current assets........................................          29,555                 --
                                                                    ----------           --------
          Total current assets................................       1,210,307                 12
Property, plant and equipment, net............................          17,939                 --
Investments in affiliates.....................................         443,057            339,272
Other assets..................................................          28,023              9,800
Deferred income taxes.........................................              --              5,312
                                                                    ----------           --------
                                                                   $ 1,699,326           $354,396
                                                                    ==========           ========

                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.......................     $    10,708           $     --
  Accrued interest............................................           6,000                 --
  Income taxes payable........................................           2,311                 --
  Deferred income taxes.......................................             112                 --
                                                                    ----------           --------
          Total current liabilities...........................          19,131                 --
Deferred income taxes.........................................           4,611                 --
Pension and other postretirement liabilities..................          19,723                 --
Long-term liabilities.........................................           2,500                 --
Convertible preferred equivalent obligations ($600,000
  principal amount)...........................................         583,292                 --
Commitments (Notes 3 and 10)
Shareholders' equity:
  Series A convertible preferred stock, par value $.01;
     150,000,000 shares authorized, 45,896,977 shares issued
     and outstanding at December 31, 1996.....................             459                 --
  Series B preferred stock, par value $.01; 750,000 shares
     authorized and unissued..................................              --                 --
  Common stock, par value $.01; 750,000,000 shares authorized,
     191,092,308 shares issued and outstanding at December 31,
     1996; 12,000 shares at March 31, 1996....................           1,911                 --
  Paid-in capital.............................................       1,058,822            354,396
  Retained earnings...........................................           8,877                 --
                                                                    ----------           --------
          Total shareholders' equity..........................       1,070,069            354,396
                                                                    ----------           --------
                                                                   $ 1,699,326           $354,396
                                                                    ==========           ========

                See notes to consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                YEARS ENDED MARCH
                                                               NINE                    31,
                                                           MONTHS ENDED        --------------------
                                                         DECEMBER 31, 1996       1996        1995
                                                         -----------------     --------     -------
Management fee from affiliate..........................      $   5,088         $  5,608     $ 3,169
Costs and expenses, net................................        (17,289)              --          --
Allocated costs and expenses, net......................             --           (3,021)     (3,202)
Interest income........................................         34,699               --          --
Gain on exchange of affiliate's debentures.............             --               --      11,514
Interest expense.......................................         (6,000)              --          --
Allocated interest expense.............................             --          (10,524)     (9,456)
                                                              --------         --------     -------
Income (loss) before income taxes and equity in net
  loss of affiliates...................................         16,498           (7,937)      2,025
Provision (benefit) for income taxes...................          2,912           (2,780)        910
                                                              --------         --------     -------
Income (loss) before equity in net loss of
  affiliates...........................................         13,586           (5,157)      1,115
Equity in net loss of affiliates.......................         (4,709)          (8,628)     (8,988)
                                                              --------         --------     -------
Net income (loss)......................................      $   8,877         $(13,785)    $(7,873)
                                                              ========         ========     =======
Earnings (loss) per share:
  Primary..............................................      $     .04         $   (.08)
                                                              ========         ========
  Fully diluted........................................      $     .04         $   (.08)
                                                              ========         ========
Weighted average shares outstanding:
  Primary..............................................        229,396          183,580
                                                              ========         ========
  Fully diluted........................................        229,396          183,580
                                                              ========         ========

                See notes to consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/INVESTED EQUITY
  NINE MONTHS ENDED DECEMBER 31, 1996 AND YEARS ENDED MARCH 31, 1996 AND 1995

                                                           SERIES A
                                                         CONVERTIBLE
                                                          PREFERRED
                                        COMMON STOCK        STOCK
                                       ---------------  --------------
                                       SHARES           SHARES          RETAINED   PAID-IN    INVESTED
                                       ISSUED   AMOUNT  ISSUED  AMOUNT  EARNINGS   CAPITAL     EQUITY
                                       -------  ------  ------  ------  --------  ----------  ---------
                                                                (IN THOUSANDS)
Balance March 31, 1994................                                                        $ 159,198
Advances from Old Loral...............                                                          100,494
Net loss..............................                                                           (7,873)
                                                                                              ---------
Balance March 31, 1995................                                                          251,819
Advances from Old Loral...............                                                          116,362
Net loss..............................                                                          (13,785)
Incorporation of Loral Space &
  Communications Ltd..................      12                                    $  354,396   (354,396)
                                       -------                                    ----------  ---------
Balance March 31, 1996................      12                                       354,396         --
Advances from Old Loral                                                                2,425
April 23, 1996 Distribution:
     Other assets transferred and
       liabilities assumed, net from
       Old Loral......................                                                 4,070
     Common stock issued to Old Loral
       shareholders and option
       holders........................ 183,580  $1,836                               254,152
     Sale of Series A convertible
       preferred stock................                  45,897   $459                343,541
Common stock issued to acquire
  interest in SS/L....................   7,500      75                               100,238
Net income............................                                   $8,877
                                       -------  ------  ------   ----    ------   ----------  ---------
Balance December 31, 1996............. 191,092  $1,911  45,897   $459    $8,877   $1,058,822  $      --
                                       =======  ======  ======   ====    ======   ==========  =========

                See notes to consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                            NINE             YEARS ENDED MARCH 31,
                                                        MONTHS ENDED        -----------------------
                                                      DECEMBER 31, 1996       1996          1995
                                                      -----------------     ---------     ---------
Operating activities:
  Net income (loss).................................     $     8,877        $ (13,785)    $  (7,873)
  Equity in net loss of affiliates..................           4,709            8,628         8,988
  Tax benefit of Globalstar partnership losses......              --            8,308         7,083
  Deferred taxes....................................            (926)          (4,470)       (5,123)
  Depreciation and amortization.....................           1,051               --            --
  Gain on exchange of affiliate's debentures........              --               --       (11,514)
  Receivable from SS/L..............................          (9,252)              --            --
  Other changes in operating assets and
     liabilities....................................          (7,462)              --            --
                                                          ----------        ---------     ---------
Cash used in operating activities...................          (3,003)          (1,319)       (8,439)
                                                          ----------        ---------     ---------
Investing activities:
  Payment for Globalstar service provider rights....              --           (9,800)           --
  Proceeds from sale of property, plant and
     equipment......................................           5,003               --            --
  Cash received on exchange of affiliate's
     debentures.....................................              --               --        11,514
  Investment in affiliates..........................          (6,425)        (105,231)     (103,569)
  Capital expenditures..............................            (540)              --            --
                                                          ----------        ---------     ---------
Cash used in investing activities...................          (1,962)        (115,031)      (92,055)
                                                          ----------        ---------     ---------
Financing activities:
  Proceeds from convertible preferred equivalent
     obligations....................................         583,292               --            --
  Proceeds from the Distribution....................         612,274               --            --
  Transaction costs related to the Distribution.....         (12,286)              --            --
  Advances from Loral Corporation prior to the
     Distribution...................................           2,425          116,362       100,494
                                                          ----------        ---------     ---------
Cash provided by financing activities...............       1,185,705          116,362       100,494
                                                          ----------        ---------     ---------
Increase in cash and cash equivalents...............       1,180,740               12            --
Cash and cash equivalents -- beginning of period....              12               --            --
                                                          ----------        ---------     ---------
Cash and cash equivalents -- end of period..........     $ 1,180,752        $      12     $      --
                                                          ==========        =========     =========
Non-cash investing and financing activities:
     Assets transferred from Loral Corporation at
       the Distribution.............................     $    31,383
                                                          ==========
     Liabilities assumed from Loral Corporation at
       the Distribution.............................     $    27,313
                                                          ==========
     Acquisition of the interest in SS/L held by
       certain partnerships affiliated with Lehman
       Brothers:
          Issuance of Loral common stock............     $   100,313
                                                          ==========
          Transfer of GTL common stock, at cost.....     $     5,158
                                                          ==========
Supplemental information:
     Income taxes paid during the period............     $     1,528
                                                          ==========

                See notes to consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  FORMATION OF LORAL SPACE & COMMUNICATIONS LTD.

     Loral Space & Communications Ltd. and its subsidiaries (the "Company" or "Loral") is one of the world's leading satellite communications companies, with substantial interests in both the manufacture and operation of geosynchronous ("GEO") and low-earth orbit ("LEO") satellite systems. Loral manages and will soon own 100% of Space Systems/Loral, Inc. ("SS/L"), one of the world's leading manufacturers of space systems. Loral also manages and is the largest equity owner of Globalstar, L.P. ("Globalstar"), a system of LEO satellites expected to be placed in service in 1998 that will support digital telephone service to handheld and fixed terminals worldwide. Loral, together with its partners, will act as Globalstar service providers in Canada, Brazil and Mexico and, with Qualcomm, Inc. ("Qualcomm") holds the exclusive right to provide in-flight phone service using Globalstar in the United States. In addition, on March 14, 1997 Loral purchased Skynet Satellite Services ("Skynet"), the third largest domestic satellite service provider, from AT&T (See Note 10). Loral also holds FCC licenses for two orbital slots overlooking the Western Hemisphere, which it intends to use in conjunction with the Skynet business.

     Loral was formed to effectuate the distribution of Loral Corporation's ("Old Loral") space and telecommunications businesses (the "Distribution") to shareholders of Old Loral and holders of options to purchase Old Loral common stock pursuant to a merger agreement (the "Merger") dated January 7, 1996 between Old Loral and Lockheed Martin Corporation ("Lockheed Martin"). Certain other assets and liabilities of Old Loral were transferred to Loral at the Distribution. The Distribution of approximately 183.6 million shares of Loral common stock was made on April 23, 1996 (the "Distribution Date"). In connection with the Distribution, Lockheed Martin contributed $612 million in cash to the Company. Of the amount contributed, $344 million represented the purchase of 45,896,977 shares of Loral Series A Convertible Preferred Stock. Such stock is subject to certain voting limitations, restrictions on transfer and standstill provisions.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Loral Space & Communications Ltd. operates under a December 31 year-end. For the nine months ended December 31, 1996, the consolidated financial statements include the accounts of Loral Space & Communications Ltd. and its subsidiaries. All intercompany transactions have been eliminated.

     The space and communications operations of Old Loral (the "Space & Communications Operations") operated under a March 31 year-end. For the years ended March 31, 1996 and 1995, the consolidated financial statements reflect that portion of the space and communications assets and operations included in Old Loral's historical financial statements that were spun-off to Loral. Certain other non-operating assets of Old Loral were distributed to Loral on the Distribution Date. However, those assets, consisting of certain fixed assets and other miscellaneous assets, were not included in the March 31, 1996 and 1995 financial statements since those assets had been used principally in the Old Loral operations acquired by Lockheed Martin.

  Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

  Investments in Affiliates

     Investments in affiliates are accounted for using the equity method. Income and losses of the affiliates are recorded based on Loral's beneficial interests. Intercompany profits arising from transactions between affiliates are eliminated to the extent of the Company's beneficial interests. Equity in losses of affiliates is not recognized after the carrying value has been reduced to zero, unless guarantees or other obligations exist.

                       LORAL SPACE & COMMUNICATIONS LTD.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Allocation of Certain Expenses

     For the years ended March 31, 1996 and 1995, the results of operations include allocations and estimates of certain expenses of Loral based upon estimates of actual services performed by Old Loral on behalf of Loral. The amount of corporate office expenses reflected in these financial statements has been estimated based primarily on the allocation methodology prescribed by government regulations pertaining to government contractors, which management of Loral believes to be a reasonable allocation method. However, the financial position and results of operations, as presented herein may not be the same as would have occurred had the Space & Communications Operations been an independent entity.

  Interest Expense

     For the years ended March 31, 1996 and 1995, interest was allocated to Loral based upon Old Loral's historical weighted average debt cost applied to the average investment in affiliates, which management believes to be a reasonable allocation method. Interest expense related to Old Loral's investment in Globalstar was capitalized because Globalstar has not commenced commercial operations.

  Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," Loral accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

  Income Taxes

     Commencing with the Distribution, Loral Space and Communications Ltd. is subject to U.S. Federal, state and local income taxation at regular corporate rates plus an additional 30% "branch profits" tax on any income that is effectively connected with the conduct of a U.S. trade or business. U.S. subsidiaries are subject to regular corporate tax on their worldwide income.

     For the years ended March 31, 1996 and 1995, the Space & Communications Operations were included in the consolidated U.S. Federal income tax return and certain combined and separate state and local income tax returns of Old Loral. However, for purposes of these financial statements, the provision (benefit) for income taxes is computed as if the Space & Communications Operations were a separate taxpayer. Accordingly, the provision (benefit) for income taxes is based upon reported income (loss) before income taxes. Current income tax liabilities (benefits) are considered to have been paid (received) by Old Loral and are recorded through the invested equity account with Old Loral.

     Deferred income taxes for all periods presented reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying tax rates in effect at the end of each year.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is provided primarily on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements.

  Earnings Per Share

     Primary earnings per share is computed based upon the weighted average number of shares of common stock and common equivalent shares (Series A Convertible Preferred Stock) outstanding. For the nine months ended December 31, 1996, the impact on fully diluted earnings per share assuming the conversion of certain convertible securities and giving effect to the resultant reduction in interest costs is antidilutive,

                       LORAL SPACE & COMMUNICATIONS LTD.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) resulting in the fully diluted amount equalling the primary amount. Earnings per share for the year ended March 31, 1996 is computed based on the number of shares issued to Old Loral's shareholders in the Distribution.

3.  INVESTMENTS IN AFFILIATES

     Investments in affiliates is summarized as follows (in thousands):

                                                            DECEMBER 31, 1996     MARCH 31, 1996
                                                            -----------------     --------------
    SS/L..................................................      $ 267,418            $144,051
    Globalstar............................................        175,639             195,221
    K&F...................................................         23,568              22,937
    Deferred K&F gain.....................................        (23,568)            (22,937)
                                                                 --------            --------
                                                                $ 443,057            $339,272
                                                                 ========            ========

     Equity in net income (loss) of affiliates consists of (in thousands):

                                                                             YEARS ENDED MARCH
                                                                                    31,
                                                       NINE MONTHS ENDED    -------------------
                                                       DECEMBER 31, 1996      1996       1995
                                                       ------------------   --------   --------
    SS/L.............................................       $ 13,396        $  4,044   $  1,816
    Globalstar.......................................        (18,105)        (20,980)   (17,887)
    Tax benefit of Globalstar partnership losses.....             --           8,308      7,083
                                                            --------        --------   --------
                                                            $ (4,709)       $ (8,628)  $ (8,988)
                                                            ========        ========   ========

     As discussed in Note 6, the tax benefit of Globalstar partnership losses is not applicable for the nine months ended December 31, 1996.

                       LORAL SPACE & COMMUNICATIONS LTD.

3.  INVESTMENTS IN AFFILIATES -- (CONTINUED)
     The following table presents summary financial data for SS/L and K&F at December 31, 1996 and March 31, 1996 and 1995 and for the periods then ended (in thousands):

                                                                             YEARS ENDED MARCH 31,
                                                                 ----------------------------------------------
                                         NINE MONTHS ENDED
                                         DECEMBER 31, 1996                1996                     1995
                                       ----------------------    ----------------------    --------------------
                                          SS/L         K&F          SS/L         K&F         SS/L        K&F
                                       ----------    --------    ----------    --------    --------    --------
STATEMENT OF OPERATIONS DATA:
Revenues.............................  $1,017,653    $212,703    $1,121,619    $264,736    $633,717    $238,756
Operating income.....................      54,011      42,160        22,054      41,555      17,872      36,077
Income (loss) before loss on
  retirement of debt.................      31,025      15,044        12,367         507       5,554     (10,173)
Net income (loss)....................      31,025       5,902        12,367      (1,406)      5,554     (10,173)

                                                                                   MARCH 31,
                                                                 ----------------------------------------------
                                         DECEMBER 31, 1996                1996                     1995
                                       ----------------------    ----------------------    --------------------
                                          SS/L         K&F          SS/L         K&F         SS/L        K&F
                                       ----------    --------    ----------    --------    --------    --------
BALANCE SHEET DATA:
Cash and cash equivalents............  $   19,181    $  1,508    $  126,863    $  2,412    $ 52,222    $  8,493
Working capital......................     143,581      34,189        87,179      36,327      31,277      48,025
Total assets.........................   1,059,064     419,115       908,677     416,037     766,475     429,074
Long-term debt.......................     127,586     287,000        65,052     294,000      34,040     310,000
Shareholders' equity (deficiency)....     478,893     (33,306)      447,868     (39,701)    435,501     (34,748)

     The following table presents summary financial data for Globalstar at December 31, 1996, 1995 and 1994 and for the periods then ended (in thousands):

                                                                                   CUMULATIVE
                                     YEAR ENDED           MARCH 23, 1994         MARCH 23, 1994
                                    DECEMBER 31,           (COMMENCEMENT         (COMMENCEMENT
                                 -------------------     OF OPERATIONS) TO     OF OPERATIONS) TO
                                  1996        1995       DECEMBER 31, 1994     DECEMBER 31, 1996
                                 -------     -------     -----------------     ------------------
STATEMENT OF OPERATIONS DATA:
Revenues.......................  $ --        $ --             $--                   $--
Operating loss.................   61,025      80,226           28,027                169,278
Interest income................    6,379      11,989            1,783                 20,151
                                 -------     -------          -------               --------
Net loss.......................   54,646      68,237           26,244                149,127
Preferred distributions........   17,323       --             --                      17,323
                                 -------     -------          -------               --------
Net loss applicable to ordinary
  partnership interests........  $71,969     $68,237          $26,244               $166,450
                                 =======     =======          =======               ========

                                                                       DECEMBER 31,
                                                            -----------------------------------
                                                             1996          1995          1994
                                                            -------       -------       -------
Balance sheet data:
Cash and cash equivalents.................................  $21,180       $71,602       $73,560
Working capital (deficiency)..............................  (53,481)       17,687        35,423
Globalstar System Under Construction......................  891,033       400,257        71,996
Total assets..............................................  942,913       505,391       151,271
Vendor financing liability................................  130,694        42,219         --
Borrowings under long-term revolving credit facility......   96,077         --            --
Redeemable preferred partnership interests................  302,037         --            --
Ordinary partners' capital................................  315,186       386,838       112,944

  SS/L

     SS/L, a company owned by Loral and four international aerospace and communications companies (the "Alliance Partners"), designs and produces GEO and LEO satellites and subsystems for communications,

                       LORAL SPACE & COMMUNICATIONS LTD.

3. INVESTMENTS IN AFFILIATES -- (CONTINUED) remote earth sensing and direct-to-home broadcast television. At March 31, 1996, Loral had an effective 32.7% interest in SS/L. Loral has made a strategic decision to increase its ownership of SS/L to 100%. The first step in implementing this decision was the acquisition by Loral in August 1996 of the 18.3% interest in SS/L owned by certain partnerships affiliated with Lehman Brothers (the "Lehman Partnerships") in exchange for 7,500,000 newly issued shares of common stock of the Company, 267,256 shares of common stock of GTL previously held by the Company and $4 million in cash. As a result of this transaction, the Company increased its interest in SS/L from 32.7% to 51%. As of February 12, 1997, Loral had agreed to acquire the 49% interest in SS/L held by the four Alliance Partners for $374 million of which $93 million will be paid in cash and the balance in Loral common stock and convertible preferred equivalent obligations. Following the sale, three of the Alliance Partners will retain their representation on the SS/L Board of Directors. Accordingly, in 1997, Loral expects to discontinue the use of the equity method of accounting for SS/L and will consolidate SS/L's financial position and results of operations in its financial statements.

     SS/L, its shareholders and Loral have entered into a stockholders' agreement which provides for management fees to be paid to Loral, ranging from 0.5% to 1% of sales, as defined, depending upon SS/L's operating performance. Such management fees were $5,088,000, $5,608,000 and $3,169,000 for the nine months ended December 31, 1996 and the years ended March 31, 1996 and 1995, respectively.

     The stockholders' agreement also requires SS/L to pay Loral an annual fee for overhead reimbursement, not to exceed 1% of SS/L's adjusted sales, as defined, for each fiscal year. This fee amounted to $2,695,000, $3,427,000 and $3,287,000 for the nine months ended December 31, 1996 and for the years ended March 31, 1996 and 1995, respectively.

     At December 31, 1996, Loral has included in other current assets $9,252,000 due from SS/L primarily related to these management fees and overhead reimbursement.

  GLOBALSTAR

     In March 1994, Loral and seven other partners made capital commitments totaling $275,000,000 to Globalstar, a limited partnership of which Loral is the managing general partner, which is building and preparing to launch and operate a worldwide LEO satellite-based digital telecommunications system (the "Globalstar System"). On January 31, 1995, the U.S. Federal Communications Commission issued a license to construct, launch and operate the Globalstar System. The Globalstar System, consisting of a constellation of 48 LEO satellites and 8 in-orbit spares, will offer voice, data, paging and geolocation services to both handheld and fixed terminals. Loral, as the managing general partner of Globalstar, is entitled to receive a managing partner's allocation, upon commencement of commercial operations, determined in accordance with the partnership agreement.

     At March 31, 1996 and 1995, Loral had a 32.3% interest in Globalstar. In 1995, Globalstar received $186 million in equity from GTL, a public company that acts as a general partner of Globalstar in which Loral invested $32,316,000 for 1,674,400 shares of common stock of GTL. In August 1996, 267,256 shares were transferred to the Lehman Partnerships as part of the SS/L transaction described above. At December 31, 1996, the market value, based on the last reported sales price of Loral's GTL common shares, was $88.7 million. At December 31, 1996, Loral had an effective ownership of 14,921,144 ordinary partnership interests of the total 47,000,000 Globalstar ordinary partnership interests outstanding (31.7%). At December 31, 1996, Loral's investment in Globalstar includes $10.3 million of capitalized costs, primarily interest. In March 1996, Loral purchased $100,000,000 principal amount of GTL 6 1/2% Convertible Preferred Equivalent Obligations, due 2006 par value $50 per share, ("GTL CPEOs") for $97,000,000. In April 1996, Loral purchased an additional $2.5 million principal amount of the GTL CPEOs for $2,425,000. Such amounts are included in the investment in Globalstar. The GTL CPEOs must be redeemed by GTL on March 1, 2006. Loral, at its option, may convert its holdings of GTL's CPEO's into 1,576,923 shares of GTL common stock

                       LORAL SPACE & COMMUNICATIONS LTD.

3. INVESTMENTS IN AFFILIATES -- (CONTINUED) subject to adjustment for certain anti-dilution provisions. Loral's interest income for the nine months ended December 31, 1996 includes $5.5 million related to its investment in GTL CPEOs.

     On September 14, 1995, Loral, in its capacity as managing general partner of Globalstar, granted certain officers options to purchase 140,000 shares of the GTL common stock owned by Loral at an exercise price of $20.00 per share. On December 12, 1995, Loral, in its capacity as managing general partner, granted non-employee directors of Loral options to purchase 200,000 shares of the GTL common stock owned by Loral at an exercise price of $33.375 per share. These options are immediately exercisable and expire 12 years from date of grant; no options were exercised or cancelled during the year.

     On October 9, 1996, Loral, in its capacity as managing general partner, granted certain officers options to purchase 152,000 shares of the GTL common stock owned by Loral at an exercise price of $25.00 per share. Such options vest over a three-year period and expire 10 years from date of grant; no options were exercised or cancelled during the year.

     On December 15, 1995, Globalstar entered into a $250 million credit agreement (the "Credit Agreement") with a group of banks. Lockheed Martin, SS/L and certain other Globalstar partners have guaranteed $206.3 million, $11.7 million and $32.0 million of the Credit Agreement, respectively. In addition, Loral agreed to indemnify Lockheed Martin for any liability in excess of $150 million. In exchange for the guarantee and indemnity, GTL issued warrants to purchase 4,185,318 shares of GTL common stock at $26.50 per share as follows:
Loral 942,428 warrants, Lockheed Martin 2,511,190 warrants, SS/L 195,094 warrants and certain other Globalstar partners 536,606 warrants. Proceeds received from the exercise of the warrants will be used to purchase Globalstar ordinary partnership interests under a one-for-one exchange arrangement. As part of this transaction, Globalstar issued warrants to GTL to purchase an additional 1,131,168 ordinary partnership interests of Globalstar at $26.50 per interest.

     On February 12, 1997, GTL and the holders of the warrants entered into an arrangement under which GTL agreed to accelerate the vesting and exercisability of the warrants to purchase 4,185,318 shares of GTL common stock at $26.50 per share and the holders agreed to exercise such warrants. GTL agreed to register for resale the GTL common stock issuable upon exercise of the warrants. In addition, GTL announced its intention to distribute to the holders of its common stock rights to subscribe for and purchase 1,131,168 GTL shares for a price of $26.50 per share of which Loral will receive rights to purchase 159,172 shares. Loral agreed to purchase all shares not purchased upon exercise of the rights. Upon the exercise of the warrants and the rights, GTL will receive proceeds of approximately $140.9 million, which it will use to exercise its warrants to purchase 5,316,486 Globalstar ordinary partnership interests at $26.50 per interest.

     Pursuant to the Globalstar partnership agreement, Loral is responsible for managing the operations of Globalstar and is entitled to receive a Managing Partner's Allocation on commencement of commercial operations.

     Globalstar has awarded SS/L the prime contract to design, construct and launch the satellite constellation. SS/L has awarded and expects to award subcontracts to third parties, including other investors in Globalstar, for substantial portions of its obligations under the contract. At December 31, 1996, SS/L had a 4.2% interest in Globalstar.

     The Globalstar System has an estimated total cost of $2.5 billion for capital expenditures, development costs and operating costs through the end of 1998, when full commercial service is scheduled to commence. As of February 13, 1997, Globalstar had raised or received commitments for approximately $2.0 billion, including the $310 million of vendor financing arrangements with SS/L and its subcontractors. Globalstar intends to raise the remaining funds required for the Globalstar System from a combination of sources, including debt issuance (which may include an equity component), financial support from the Globalstar

                       LORAL SPACE & COMMUNICATIONS LTD.

3. INVESTMENTS IN AFFILIATES -- (CONTINUED) partners, projected service provider payments, projected net service revenues from initial operations and anticipated payments from the sale of gateways and Globalstar phones.

     In addition, Globalstar will purchase from SS/L eight additional spare satellites that will increase Globalstar's ability to have at least 40 satellites in service during 1999, even in the event of launch failures. If the launch program is successful, the additional satellites will serve as ground spares, readily available for launch to replenish the constellation as needed in response to satellite attrition during the first generation, or to increase system capacity as required. If Globalstar were to experience a launch failure, the costs associated with the construction and launch of replacement satellites would be substantially covered by insurance, and in that event the cost of the additional satellites used as replacements, currently estimated at $175 million, would be reimbursed to Globalstar.

  K&F

     In 1989, Old Loral sold certain of its divisions to K&F for $430,000,000 in cash and a $30,000,000 14.75% pay-in-kind Subordinated Debenture due 2004 (the "Debenture"). K&F was formed specifically to effect the purchase of these divisions through the issuance of approximately $400,000,000 of debt, including the Debenture, and $65,000,000 of equity. Because K&F was highly leveraged, uncertainties existed at the time regarding the ultimate collectibility of the Debenture and, accordingly, Old Loral deferred any gain recognition from the sale relating to the Debenture, as well as any pay-in-kind interest earned on the Debenture. In September 1994, the Debenture was exchanged for $11,514,000 in cash, net of expenses, and a 22.5% voting equity interest in K&F. The cash proceeds were recorded as a non-recurring gain representing the receipt of sale proceeds deferred in the 1989 transaction. The 22.5% voting equity interest was recorded at estimated fair value, determined by independent investment bankers engaged by the Old Loral Board of Directors. Old Loral's interest in K&F was transferred to Loral at the Distribution.

     Based on the financial position of K&F at the time of the exchange, Loral has continued to record a deferred gain for the $25,000,000 estimated fair value of the stock received. Loral is using the equity method of accounting for its investment in K&F and accordingly, both the investment in K&F and the related deferred gain have been adjusted by Loral's share of net loss and amortization, over a 35-year period, of goodwill inherent in the fair value recorded. However, no equity income will be recognized until K&F has positive net worth. The Chairman of Loral is a principal shareholder of K&F and after the exchange owns approximately 27% of K&F. In addition, certain executive officers of Loral own rights to purchase approximately 2% of K&F's capital stock.

4.  PROPERTY, PLANT AND EQUIPMENT

                                                                       DECEMBER 31, 1996
                                                                       -----------------
                                                                        (IN THOUSANDS)
        Equipment, furniture and fixtures............................       $20,083
        Leasehold improvements.......................................           171
                                                                            -------
                                                                             20,254
        Accumulated depreciation.....................................        (2,315)
                                                                            -------
                                                                            $17,939
                                                                            =======

     Depreciation and amortization expense was $1,051,000 for the nine months ended December 31, 1996. No depreciation expense was allocated to the Space & Communications Operations of Old Loral for the years ended March 31, 1996 and 1995.

5.  CONVERTIBLE PREFERRED EQUIVALENT OBLIGATIONS

     On November 1, 1996, the Company sold $600,000,000 of 6% Convertible Preferred Equivalent Obligations (the "CPEOs") which, upon approval of the Company's shareholders, will be mandatorily exchanged into shares of the Company's 6% Series C Convertible Redeemable Preferred Stock ("Series C

                       LORAL SPACE & COMMUNICATIONS LTD.

Preferred Stock") resulting in a reclassification of these amounts into shareholders' equity. The Series C Preferred Stock will have an aggregate liquidation preference equal to the aggregate principal amount of the CPEOs and a mandatory redemption date of November 1, 2006. The Series C Preferred Stock will be convertible into shares of common stock of the Company at any time after 60 days from the date of the original issuance of such stock at a conversion price of $20 per share.

     The Series C Preferred Stock will be redeemable in cash or Loral common stock at any time, in whole or in part, at the election of the Company (at a premium which declines over time) commencing November 5, 1999.

6.  INCOME TAXES
     The provision (benefit) for income taxes consists of the following (in thousands):

                                                                            YEARS ENDED MARCH
                                                                                   31,
                                                    NINE MONTHS ENDED      --------------------
                                                    DECEMBER 31, 1996       1996         1995
                                                    ------------------     -------      -------
    Current:
      U.S. Federal................................        $2,913           $(5,772)     $ 3,730
      State and local.............................           925              (660)         426
                                                         -------           -------      -------
                                                           3,838            (6,432)       4,156
    Deferred, principally U.S. Federal............          (926)            3,652       (3,246)
                                                         -------           -------      -------
              Total provision (benefit) for income
                taxes.............................        $2,912           $(2,780)     $   910
                                                         =======           =======      =======

     The provision for income taxes excludes a current tax benefit of $186,000 and $5,206,000 for the years ended March 31, 1996 and 1995, respectively, and a deferred tax benefit of $8,122,000 and $1,877,000 for the years ended March 31, 1996 and 1995, respectively, related to the Globalstar partnership loss included in equity in net loss of affiliates.

     The effective income tax rate differs from the statutory Federal income tax rate for the following reasons:

                                                                           YEARS ENDED MARCH 31,
                                                   NINE MONTHS ENDED      -----------------------
                                                   DECEMBER 31, 1996        1996           1995
                                                   ------------------     --------       --------
    Statutory U.S. Federal income tax rate.......          35.0%            (35.0)%        35.0%
    Foreign source income taxed at lower rate....         (21.3)               --            --
    State and local income taxes, net of Federal
      income tax.................................           3.0              (4.0)          4.0
    Undistributed income of affiliates...........            --               4.0           7.0
    Other, net...................................           1.0                --          (1.1)
                                                          -----             -----         -----
    Effective income tax rate....................          17.7%            (35.0)%        44.9%
                                                          =====             =====         =====

     For the nine months ended December 31, 1996, income before income taxes includes approximately $10 million of foreign source income.

     At December 31, 1996, the deferred tax liability relates primarily to the tax effect of the temporary differences between the carrying amount of U.S.-based property, plant and equipment for financial and income tax reporting. At March 31, 1996, the deferred tax asset relates primarily to the tax effect of the temporary differences between the carrying amount of investments in affiliates for financial and income tax reporting, which are no longer applicable as a result of the formation of the Company in Bermuda.

7.  SHAREHOLDERS' EQUITY

     Series A Convertible Preferred Stock: The Company has authorized 150,000,000 shares of $.01 par value Series A convertible preferred stock. At December 31, 1996, 45,896,977 shares were issued and outstanding. Significant terms of the Series A Convertible Preferred Stock include voting rights restricted to only selected matters such as merger, liquidation or sale of the Company; a liquidation preference of $.01 per share prior to pro rata participation with the common stock; and the ability to convert to common stock upon the receipt of certain antitrust clearance or sales to an unaffiliated third party.

                       LORAL SPACE & COMMUNICATIONS LTD.

7.  SHAREHOLDERS' EQUITY -- (CONTINUED)
     Series B Preferred Stock: The Company has 750,000 authorized and unissued shares of $.01 par value Series B Preferred Stock. The Series B Preferred Stock will, if issued, be junior to any other series of preferred stock which may be authorized and issued.

     Common Stock: The Company has 750,000,000 authorized shares of $.01 par value common stock. There were 191,092,308 and 12,000 shares issued and outstanding at December 31, 1996 and March 31, 1996, respectively.

     Stock Plans: In April 1996, the Company established the 1996 Stock Option Plan. An aggregate of 12,000,000 shares of common stock were reserved for issuance. Under this plan, options are granted at the discretion of the Company's Board of Directors to employees of the Company and its affiliates. Such options become exercisable as determined by the Board, generally over five years, and generally expire no more than 10 years from the date of the grant.

     In April 1996, the Company established the Common Stock Purchase Plan for Non-Employee Directors. Under the terms of the plan, each non-employee director of Loral is entitled to make an election to defer up to 100% of such director's annual fees and have such amounts credited to a deferral account maintained under the plan. The balance in the deferral account will be used to purchase Loral common stock. Participation in the plan is voluntary, and all amounts are fully vested. 200,000 shares of Loral common stock were reserved for issuance under this plan. As of December 31, 1996, no shares have been issued under this plan.

     As discussed in Note 2, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for 1996: expected life, 6 months following vesting; stock volatility, 25%; risk free interest rate, 6.25%; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1996 awards, including stock-based compensation awards to employees of the Company's affiliates, had been amortized to expense over the vesting period of the awards, pro forma net income would have decreased by $4,229,000 ($.02 per share) to $4,648,000 ($.02 per share) for the nine months ended December 31 1996.

     A summary of the status of the Company's stock option plans as of December 31, 1996 and changes during the period then ended is presented below:

                                                                                   WEIGHTED-
                                                                                    AVERAGE
                                                                      SHARES       EXERCISE
                                                                       (000)         PRICE
                                                                     ---------     ---------
    Outstanding at March 31, 1996..................................         --      $    --
    Granted (weighted average fair value $2.93 per share)..........  6,412,000        10.60
    Exercised......................................................         --           --
    Forfeited......................................................        500        10.50
                                                                     ---------
    Outstanding at December 31, 1996...............................  6,411,500        10.60
                                                                     =========
    Options exercisable at December 31, 1996.......................  1,200,000        10.50

                       LORAL SPACE & COMMUNICATIONS LTD.

7.  SHAREHOLDERS' EQUITY -- (CONTINUED)
     The weighted average remaining contractual life of options outstanding as of December 31, 1996 was 9.3 years. All options granted during the year were non-qualified stock options. As of December 31, 1996, 5,588,500 shares of common stock were available for future grant under the Plan.

8.  PENSIONS AND OTHER EMPLOYEE BENEFITS

     Pensions: In April 1996, the Company established a noncontributory pension plan and a supplemental retirement plan. Eligibility for participation in these plans vary and benefits are based on members' compensation and years of service. In connection with the Distribution, Loral assumed the obligations of such members previously employed by Old Loral, in exchange for plan assets as defined. The Company's funding policy is to fund the noncontributory pension plan in accordance with the Internal Revenue Code and regulations thereon and to fund the supplemental retirement plan on a pay-as-you-go basis. No contributions were made for the nine months ended December 31, 1996. Plan assets are generally invested in U.S. government and agency obligations and listed stocks and bonds.

     Pension cost for the nine months ended December 31, 1996 includes the following components (in thousands):

    Service cost-benefits earned during the period..............................  $  268
    Interest cost on projected benefit obligation...............................   1,410
    Actual return on plan assets................................................    (499)
    Net amortization and deferral...............................................     (77)
                                                                                  ------
    Total pension cost..........................................................  $1,102
                                                                                  ======

     The following presents the plan's funded status and amounts recognized in the balance sheet at December 31, 1996 (in thousands):

    Actuarial present value of benefit obligations:
      Vested benefits..........................................................  $27,831
                                                                                  ======
      Accumulated benefits.....................................................  $27,845
      Effect of projected future salary increases..............................      694
                                                                                  ------
      Projected benefits.......................................................   28,539
    Plan assets at fair value..................................................    9,450
                                                                                  ------
    Projected benefit obligation in excess of plan assets......................   19,089
    Unrecognized net gain......................................................      445
                                                                                  ------
    Pension liability..........................................................  $19,534
                                                                                  ======

     The principal actuarial assumptions were:

    Discount rate..............................................................     7.75%
    Rate of increase in compensation levels....................................     4.50%
    Expected long-term rate of return on plan assets...........................     9.50%

     Postretirement Health Care and Life Insurance Benefits: In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees and dependents. Participants are eligible for these benefits when they retire from active service and meet the eligibility requirements for the Company's pension plan. These benefits are funded primarily on a pay-as-you-go basis with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions.

                       LORAL SPACE & COMMUNICATIONS LTD.

8.  PENSIONS AND OTHER EMPLOYEE BENEFITS -- (CONTINUED)
     Postretirement health care and life insurance costs for the nine months ended December 31, 1996 include the following components (in thousands):

    Service cost - benefits earned during the period...............................  $13
    Interest cost on accumulated postretirement benefit obligation.................    9
                                                                                     ---
    Total postretirement health care and life insurance costs......................  $22
                                                                                     ===

     At December 31, 1996, the total accumulated postretirement benefit obligation was $178,000. Actuarial assumptions used in determining the accumulated postretirement benefit obligation include a discount rate of 7.75% at December 31, 1996, and an assumed health care cost trend rate of 10.59% decreasing gradually to an ultimate rate of 5.50% by the year 2004. Changing the assumed health care cost trend rate by 1% in each year would not be significant.

     Employee Savings Plan: In April, 1996 the Company adopted the employee savings plan which provides that the Company match the contributions of participating employees up to a designated level. Under this plan, the matching contributions in cash for the nine months ended December 31, 1996 were $55,000.

9.  FINANCIAL INSTRUMENTS

     The Company's financial instruments recorded on the balance sheet at December 31, 1996 include cash and cash equivalents and Convertible Preferred Equivalent Obligations. Due to their short maturity, the fair value of cash and cash equivalents approximates carrying value. The fair value of the Company's Convertible Preferred Equivalent Obligations, based on quoted market prices, was approximately $681 million.

10.  SUBSEQUENT EVENT

     On March 14, 1997, Loral purchased Skynet from AT&T for $478 million in cash, subject to a dollar-for-dollar adjustment to the extent that Skynet's net assets delivered on the closing date, measured in accordance with the Asset Purchase Agreement, are more or less than $418 million. The Company used existing cash to initially fund the transaction. Skynet is a leading U.S. satellite communications service provider that owns the Telstar satellite network.

11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                         QUARTER ENDED
                                                          --------------------------------------------
                                                            JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                                          -------------   -------------   ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    NINE MONTHS ENDED DECEMBER 31, 1996
    Revenues................................                 $ 1,538         $ 1,837        $  1,713
    Income before income taxes and equity in
      net loss of affiliates................                   5,998           4,422           6,078
    Net income..............................                   1,301           2,953           4,623
    Earnings per share......................                    0.01            0.01            0.02
    Market Price
      High..................................                  18 1/2          16 5/8          19 5/8
      Low...................................                  10 1/2          11 1/8          15 1/4

                                                                   QUARTER ENDED
                                              --------------------------------------------------------
                                              JUNE 30,    SEPTEMBER 30,   DECEMBER 31,     MARCH 31,
                                              ---------   -------------   -------------   ------------
    YEAR ENDED MARCH 31, 1996
    Revenues................................   $   857       $ 1,589         $ 1,395        $  1,767
    Loss, before income taxes and equity in
      net loss of affiliates................    (2,377)       (2,153)         (1,458)         (1,949)
    Net income (loss).......................    (4,016)       (4,778)         (6,461)          1,470
    Earnings (loss) per share...............      (.02)         (.03)           (.04)            .01

                          INDEPENDENT AUDITORS' REPORT

Space Systems/Loral, Inc.:

     We have audited the accompanying consolidated balance sheets of Space Systems/Loral, Inc. and its subsidiaries as of December 31, 1996 and March 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the nine months ended December 31, 1996 and for each of the two years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Space Systems/Loral, Inc. and its subsidiaries at December 31, 1996 and March 31, 1996, and the results of their operations and their cash flows for the nine months ended December 31, 1996 and for each of the two years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
San Jose, California
February 24, 1997
(March 14, 1997 as to the
 fourth paragraph of
 Note 4)

                           SPACE SYSTEMS/LORAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       DECEMBER 31,     MARCH 31,
                                                                           1996           1996
                                                                       ------------     ---------
                                             ASSETS
Current assets:
  Cash and cash equivalents..........................................   $   19,181      $ 126,863
  Contracts in process, net..........................................      376,847        251,271
  Inventories........................................................       74,572         36,582
  Deposits and other current assets..................................       50,910         11,698
                                                                        ----------       --------
     Total current assets............................................      521,510        426,414
Property, plant and equipment, net...................................      166,786        158,239
Cost in excess of net assets acquired, less amortization.............      227,604        232,662
Long-term receivables................................................       90,005         63,127
Investments..........................................................       15,000          6,284
Prepaid pension costs and other assets...............................       38,159         21,951
                                                                        ----------       --------
                                                                        $1,059,064      $ 908,677
                                                                        ==========       ========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................   $  122,549      $ 132,640
  Accrued payroll....................................................       25,515         24,157
  Customer advances..................................................      163,819        126,318
  Income taxes payable...............................................        3,052          3,529
  Deferred income taxes..............................................       54,360         45,364
  Other current liabilities..........................................        8,634          7,227
                                                                        ----------       --------
     Total current liabilities.......................................      377,929        339,235
Long-term debt.......................................................      127,586         65,052
Deferred income taxes................................................       37,787         20,944
Postretirement and other liabilities.................................       34,879         33,463
Minority interest in ISTI............................................        1,990          2,115

Commitments and contingencies (Notes 6, 8 and 9).....................

Shareholders' equity:
  Preferred stock, $.10 par value; 100,000 authorized and unissued
     shares..........................................................           --             --
  Common stock, $.10 par value; 100,000 shares authorized, 4,000
     shares issued and outstanding...................................      466,668        466,668
  Retained earnings (accumulated deficit)............................       12,225        (18,800)
                                                                        ----------       --------
     Total shareholders' equity......................................      478,893        447,868
                                                                        ----------       --------
                                                                        $1,059,064      $ 908,677
                                                                        ==========       ========

                See notes to consolidated financial statements.

                           SPACE SYSTEMS/LORAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                        NINE MONTHS
                                                           ENDED           YEARS ENDED MARCH 31,
                                                        DECEMBER 31,     -------------------------
                                                            1996            1996            1995
                                                        ------------     ----------       --------
Revenues..............................................   $1,017,653      $1,121,619       $633,717
Costs and expenses....................................      953,496       1,087,213        605,932
                                                         ----------        --------       --------
Gross profit..........................................       64,157          34,406         27,785
Amortization of cost in excess of net assets
  acquired............................................        5,058           6,744          6,744
Management fee........................................        5,088           5,608          3,169
                                                         ----------        --------       --------
Operating income......................................       54,011          22,054         17,872
Interest income.......................................        9,179           9,652          4,538
Interest expense......................................        3,098           3,301          3,214
                                                         ----------        --------       --------
Income before income taxes, minority interest and
  equity in net loss of affiliate.....................       60,092          28,405         19,196
Provision for income taxes............................       27,643          15,180         11,946
                                                         ----------        --------       --------
Income before minority interest and equity in net loss
  of affiliate........................................       32,449          13,225          7,250
Minority interest in losses of ISTI...................          125             151            360
Equity in net loss of Globalstar, net of tax
  benefit.............................................       (1,549)         (1,009)        (2,056)
                                                         ----------        --------       --------
Net income............................................   $   31,025      $   12,367       $  5,554
                                                         ==========        ========       ========

                See notes to consolidated financial statements.

                           SPACE SYSTEMS/LORAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND FOR THE YEARS ENDED MARCH 31,
                                 1996 AND 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      COMMON STOCK          RETAINED
                                                   -------------------      EARNINGS
                                                   SHARES                  (ACCUMULATED
                                                   ISSUED      AMOUNT       DEFICIT)        TOTAL
                                                   ------     --------     -----------     --------
Balance March 31, 1994...........................  4,000      $466,668      $ (36,721)     $429,947
Net income.......................................     --            --          5,554         5,554
                                                   -----      --------       --------      --------
Balance March 31, 1995...........................  4,000       466,668        (31,167)      435,501
Net income.......................................     --            --         12,367        12,367
                                                   -----      --------       --------      --------
Balance March 31, 1996...........................  4,000       466,668        (18,800)      447,868
Net income.......................................     --            --         31,025        31,025
                                                   -----      --------       --------      --------
Balance December 31, 1996........................  4,000      $466,668      $  12,225      $478,893
                                                   =====      ========       ========      ========

                See notes to consolidated financial statements.

                           SPACE SYSTEMS/LORAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             NINE            YEARS ENDED MARCH 31,
                                                         MONTHS ENDED        ----------------------
                                                       DECEMBER 31, 1996       1996         1995
                                                       -----------------     --------     ---------
Cash flows from operating activities:
  Net income.........................................      $  31,025         $ 12,367     $   5,554
  Depreciation and amortization......................         23,242           29,993        29,468
  Deferred income taxes..............................         26,673           10,237        11,507
  Minority interest in losses of ISTI................           (125)            (151)         (360)
  Equity in net loss of LQSS.........................          1,549            1,009         2,056
  Changes in operating assets and liabilities:
     Contracts in process, including long-term
       receivables...................................       (152,454)         (58,092)        2,293
     Inventories.....................................        (37,990)         (26,729)        9,919
     Deposits and other current assets...............        (39,212)           8,431       (13,359)
     Prepaid pension cost and other assets...........        (16,208)           1,450         2,687
     Accounts payable and other current
       liabilities...................................         (7,803)          79,450        27,539
     Customer advances...............................         37,501           10,368        39,685
     Postretirement and other liabilities............            317             (537)       (1,150)
                                                            --------         ---------    ---------
Net cash (used in) provided by operating
  activities.........................................       (133,485)          67,796       115,839
                                                            --------         ---------    ---------
Investing activities:
  Capital expenditures...............................        (26,731)         (24,167)      (23,386)
  Investment in ABCN.................................        (10,000)              --            --
  Investment in Globalstar...........................             --               --        (3,600)
  Investment in Orion................................             --               --        (5,000)
                                                            --------         ---------    ---------
Net cash used in investing activities................        (36,731)         (24,167)      (31,986)
                                                            --------         ---------    ---------
Financing activities:
  Proceeds from borrowings...........................        290,408          100,740       151,791
  Repayment of debt..................................       (227,874)         (69,728)     (210,000)
                                                            --------         ---------    ---------
Net cash provided by (used in) financing
  activities.........................................         62,534           31,012       (58,209)
                                                            --------         ---------    ---------
Net (decrease) increase in cash and cash
  equivalents........................................       (107,682)          74,641        25,644
Cash and cash equivalents, beginning of period.......        126,863           52,222        26,578
                                                            --------         ---------    ---------
Cash and cash equivalents, end of period.............      $  19,181         $126,863     $  52,222
                                                            ========         =========    =========
Supplemental information:
  Interest paid, net of amounts capitalized..........      $   2,562         $  2,440     $   2,099
                                                            ========         =========    =========
  Income taxes paid..................................      $   1,449         $  1,501     $     439
                                                            ========         =========    =========

                See notes to consolidated financial statements.

                           SPACE SYSTEMS/LORAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation:

     Space Systems/Loral, Inc. ("SS/L"), a corporate joint venture owned by Loral Space & Communications Ltd. ("Loral") and four international aerospace and communications companies (the "Alliance Partners"), designs and produces geosynchronous and low-earth-orbit satellites and subsystems for communications, remote earth sensing and direct-to-home broadcast television. At December 31, 1996, Loral owned 51% of the common stock of SS/L and has agreed to increase its ownership to 100% by acquiring the remaining 49% held by the Alliance Partners (See Note 9). SS/L has operated under various agreements which specify actions which can be taken by it or its equity investors. The consolidated financial statements include the accounts of SS/L, its wholly owned foreign sales corporation subsidiary, and International Space Technology, Inc. ("ISTI"), a partially owned, corporate joint venture. All significant intercompany balances and transactions have been eliminated. The investment in Globalstar is accounted for on the equity method; intercompany profit is eliminated based on ownership interests.

  Change in Fiscal Year-end:

     In 1996, SS/L changed its fiscal year-end to December 31 from March 31. The accompanying financial statements include audited financial statements for the nine month transition period ended December 31, 1996.

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

     A significant portion of SS/L's revenue is associated with long-term contracts which require significant estimates. These estimates include forecasting costs and schedules, estimating contract revenue related to contract performance (including orbital incentives) and the potential for component obsolescence in connection with long-term procurements.

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

     Sales to the U.S. government represented 8%, 10% and 23% of revenues for the nine months ended December 31, 1996 and for the years ended March 31, 1996 and 1995, respectively. Sales to foreign customers, primarily in Asia, represented 25%, 27% and 15% of revenues for the nine months ended

                           SPACE SYSTEMS/LORAL, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
December 31, 1996 and for the years ended March 31, 1996 and 1995, respectively. For the nine months ended December 31, 1996 two commercial customers represented 28% and 15% of revenues. For the year ended March 31, 1996, two commercial customers represented 30% and 13% of revenues. Four commercial customers represented 23%, 20%, 15% and 13% of revenues for the year ended March 31, 1995.

  Inventories:

     Inventories consist principally of common subassemblies not specifically identified to contracts in process, and are valued at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) or average cost method.

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

  Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," SS/L accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

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

     Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), establishes the accounting standards for the impairment of long-lived assets and certain intangible assets. SS/L adopted SFAS 121 in the nine months

                           SPACE SYSTEMS/LORAL, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) ended December 31, 1996 and such adoption did not have any impact on its financial position or results of operations.

  Foreign Exchange Contracts:

     SS/L enters into foreign exchange contracts as hedges against exchange rate fluctuations of future accounts receivable and accounts payable denominated in foreign currencies. Realized and unrealized gains and losses on foreign exchange contracts designated as hedges are deferred and recognized over the lives of the related contracts in process.

  Cost in Excess of Net Assets Acquired:

     Cost in excess of the fair value of net assets acquired is being amortized over 40 years using the straight-line method. Accumulated amortization was $41,882,000 and $36,825,000 at December 31, 1996 and March 31, 1996,
respectively.

     The carrying amount of Cost in Excess of Net Assets Acquired is evaluated on a recurring basis. Current and future profitability as well as current and future undiscounted cash flows, excluding financing costs, are primary indicators of recoverability. For the nine months ended December 31, 1996 and for the two years ended March 31, 1996, there was no adjustment to the carrying amount of the Cost in Excess of Net Assets Acquired resulting from these evaluations.

2.  CONTRACTS-IN-PROCESS:

                                                                   DECEMBER 31,     MARCH 31,
                                                                       1996           1996
                                                                   ------------     ---------
                                                                         (IN THOUSANDS)
    U.S government contracts:
      Amounts billed.............................................    $ 11,880       $  11,374
      Unbilled contract receivables..............................      11,828          12,927
                                                                     --------        --------
                                                                       23,708          24,301
                                                                     --------        --------
    Commercial contracts:
      Amounts billed.............................................     145,447         122,313
      Unbilled contract receivables..............................     207,692         104,657
                                                                     --------        --------
                                                                      353,139         226,970
                                                                     --------        --------
                                                                     $376,847       $ 251,271
                                                                     ========        ========

     Unbilled amounts include recoverable costs and accrued profit on progress completed which has not been billed. Such amounts are billed upon shipment of the product, achievement of contractual milestones, or completion of the contract and are reclassified to billed receivables.

                           SPACE SYSTEMS/LORAL, INC.

2.  CONTRACTS-IN-PROCESS: (CONTINUED)
     Payment terms and conditions vary between contracts, however, SS/L generally requires, for commercial contracts, advance deposits equal to varying percentages of the total contract amount.

     Billed receivables relating to long-term contracts shown above are expected to be collected within one year. Upon launch of a satellite, SS/L reclassifies the orbital component of unbilled receivables expected to be collected beyond one year to long term. During the nine months ended December 31, 1996 and the year ended March 31, 1996, $26,878,000 and $10,227,000, respectively, were reclassified to long-term receivables. Long-term receivable balances related to satellite orbitals at December 31, 1996 are scheduled to be received as follows (in thousands):

        1998...............................................................  $ 11,367
        1999...............................................................    11,413
        2000...............................................................    10,793
        2001...............................................................    10,783
        Thereafter.........................................................    45,649
                                                                              -------
                                                                             $ 90,005
                                                                              =======

     Selling, general and administrative expenses for the nine months ended December 31, 1996 and the years ended March 31, 1996 and 1995 were $45,231,000, $40,273,000 and $31,163,000 and include independent research and development costs of $16,274,000, $11,171,000 and $9,471,000, respectively.

3.  PROPERTY, PLANT AND EQUIPMENT:

                                                                   DECEMBER 31,     MARCH 31,
                                                                       1996           1996
                                                                   ------------     ---------
                                                                         (IN THOUSANDS)
    Land.........................................................    $ 22,300       $  22,300
    Buildings and improvements...................................      65,448          58,721
    Machinery, equipment, furniture and fixtures.................     178,137         167,406
    Leasehold improvements.......................................       5,780           5,317
    Construction-in-process......................................      22,054          15,788
                                                                     --------        --------
                                                                      293,719         269,532
    Accumulated depreciation.....................................    (126,933)       (111,293)
                                                                     --------        --------
                                                                     $166,786       $ 158,239
                                                                     ========        ========

     Depreciation and amortization expense was $18,184,000, $23,249,000 and $22,724,000 and capitalized interest costs were $97,000, $127,000 and $100,000 for the nine months ended December 31, 1996 and the years ended March 31, 1996 and 1995, respectively.

4.  FINANCING ARRANGEMENTS:

  Foreign currency exchange facilities:

     At December 31, 1996 and March 31, 1996, SS/L had foreign currency exchange contracts (forwards and swaps) with several banks to purchase and sell foreign currencies, primarily Japanese yen, aggregating $251,379,000 and $246,483,000, respectively. Such contracts were designated as hedges of certain foreign contracts and subcontracts to be performed through May 2006. The fair value of these contracts, based on quoted market prices, was $215,625,000 and $217,382,000 at December 31, 1996 and March 31, 1996, respectively. At December 31, 1996, deferred gains on forward contracts to sell foreign currencies, primarily

                           SPACE SYSTEMS/LORAL, INC.

4.  FINANCING ARRANGEMENTS: (CONTINUED)
yen, were $25,296,000 and deferred losses on forward contracts to purchase foreign currencies, primarily yen, were $10,458,000. At March 31, 1996, deferred gains on forward contracts to sell yen were $23,995,000 and deferred losses on forward contracts to purchase foreign currency, primarily yen, were $5,106,000. At March 31, 1995, deferred losses on forward contracts to sell yen were $53,836,000 and deferred gains on forward contracts to purchase yen were $2,088,000. SS/L is exposed to credit-related losses in the event of nonperformance by counter parties to these financial instruments, but does not expect any counter party to fail to meet its obligation.

     The maturity of foreign currency exchange contracts held at December 31, 1996 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts and payments to vendors under subcontracts. These foreign exchange contracts mature as follows (in thousands):

                                                   TO PURCHASE                 TO SELL
                                              ---------------------     ---------------------
                                                 AT           AT           AT           AT
                     YEARS                    CONTRACT      MARKET      CONTRACT      MARKET
                  TO MATURITY                   RATE         RATE         RATE         RATE
    ----------------------------------------  --------     --------     --------     --------
    1.......................................  $ 96,690     $ 87,513     $ 54,605     $ 45,292
    2 to 5..................................    19,873       18,592       62,435       49,933
    6 to 10.................................        --           --       17,776       14,295
                                              --------     --------     --------     --------
                                              $116,563     $106,105     $134,816     $109,520
                                              ========     ========     ========     ========

  Debt

     Long-term debt consists of:

                                                                   DECEMBER 31,     MARCH 31,
                                                                       1996           1996
                                                                   ------------     ---------
                                                                         (IN THOUSANDS)
    Revolving credit agreement
      (weighted average annual interest rate of 8.25%)...........    $ 59,000        $ 7,000
    Note purchase facility
      (weighted average annual interest rate of 4.26%)...........      49,276         25,868
    Export -- Import credit facility
      (weighted average annual interest rate of 5.63% and 5.8%,
      respectively)..............................................      19,310         32,184
                                                                   ------------     ---------
                                                                     $127,586        $65,052
                                                                   ==========        =======

     SS/L has a $250,000,000 revolving credit facility, as amended, ("the Revolving Credit Agreement") with a group of banks, which provides for borrowings and letters of credit through January 1, 1999 at which time the Revolving Credit Agreement expires. Borrowings are unsecured and bear interest, at SS/L's option, at various rates based on the lead bank's prime rate, or margins over the Federal Funds rate or the London Interbank Offer Rate ("LIBOR"). SS/L pays a commitment fee on the unused portion of the Revolving Credit Agreement. The Revolving Credit Agreement contains customary covenants requiring SS/L to maintain specified net worth and debt to equity ratios, an interest coverage ratio and a current asset to debt ratio. In addition, the Revolving Credit Agreement limits amounts that may be paid as dividends and advances to and from affiliates.

                           SPACE SYSTEMS/LORAL, INC.

4.  FINANCING ARRANGEMENTS: (CONTINUED)
     In 1994 SS/L entered into a $140,000,000 note purchase facility (the "Note Purchase Facility") with an Italian bank. Borrowings are determined by formula and are made in accordance with a specified schedule through the earlier of June 30, 1998, or until the facility is fully disbursed. Principal is to be repaid on the earlier of twenty-three months from the final acceptance date of certain satellite deliveries or April 30, 2000. Interest is charged at a weighted average annual rate of 4.26% and is payable semiannually. All borrowings under this facility reduce the amount available under SS/L's Revolving Credit Agreement.

     SS/L borrowed a total of $42,912,000 under an export-import credit facility ("the EX-IM Facility") with a Japanese bank. The EX-IM Facility is fully secured by a letter of credit arrangement with another bank. At December 31, 1996, no amounts remained available for borrowing under this facility. Principal is to be repaid in semiannual installments through November 1, 2005. Interest is charged at LIBOR less 1/4% and is payable semiannually on May 1 and November 1.

     The aggregate maturities of long-term debt for the calendar years 1998 through 2001 are as follows: $2,146,000, $61,146,000, $51,422,000 and
$2,146,000.

     SS/L has other outstanding letters of credit of approximately $42,562,000 at December 31, 1996.

5.  INCOME TAXES:

     The components of the provision for income taxes are as follows:

                                                                            YEARS ENDED MARCH 31,
                                                     NINE MONTHS ENDED      ---------------------
                                                     DECEMBER 31, 1996        1996         1995
                                                     ------------------     ---------     -------
                                                                    (IN THOUSANDS)
    Current:
      Federal......................................       $    683           $ 1,836      $    --
      State, local & foreign.......................            287             3,107           --
                                                           -------           -------      -------
                                                               970             4,943           --
    Deferred, principally federal..................         26,673            10,237       11,946
                                                           -------           -------      -------
      Total........................................       $ 27,643           $15,180      $11,946
                                                           =======           =======      =======

     The provision for income taxes excludes a deferred tax benefit of $834,000, $544,000 and $1,107,000 for the nine months ended December 31, 1996 and the years ended March 31, 1996 and 1995, respectively, related to SS/L's share of Globalstar, L.P. losses (see Note 6).

     The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

                                                                            YEARS ENDED MARCH 31,
                                                     NINE MONTHS ENDED      ---------------------
                                                     DECEMBER 31, 1996        1996         1995
                                                     ------------------     ---------     -------
                                                                    (IN THOUSANDS)
    Provision at statutory federal income tax
      rate.........................................       $ 21,032           $ 9,942      $ 6,719
    State income taxes, net of federal income tax
      benefit......................................          4,042             2,219        1,767
    Non-deductible goodwill amortization...........          1,770             2,360        2,360
    Losses of ISTI.................................            229               330          875
    Non-deductible meals, entertainment and
      lobbying expense.............................            370               208          275
    Other..........................................            200               121          (50)
                                                           -------           -------      -------
              Total provision for income taxes.....       $ 27,643           $15,180      $11,946
                                                           =======           =======      =======

                           SPACE SYSTEMS/LORAL, INC.

5.  INCOME TAXES: (CONTINUED)
     Deferred income taxes have been calculated using an asset and liability method. The deferred tax liability on the accompanying balance sheet arises from the tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes, and is principally related to use of the long-term contract method of accounting for tax purposes, the liability for other postretirement benefits and differences in tax and book bases of assets and liabilities acquired.

     At December 31, 1996, the reported deferred tax liability is net of future tax benefits of $7,288,000 arising from net operating loss carryforwards which expire beginning in 2008. Tax carryforward benefits will be used in the periods that net deferred tax liabilities mature.

     The significant components of the deferred income tax assets and liabilities are:

                                                                   DECEMBER 31,     MARCH 31,
                                                                       1996           1996
                                                                   ------------     ---------
                                                                         (IN THOUSANDS)
    Deferred tax assets:
      Postretirement benefits other than pensions................    $ 13,849        $13,719
      Net operating loss carryforwards...........................       7,288          6,864
      Compensation and benefits..................................       3,842          4,681
      Other, net.................................................       3,464          4,376
                                                                      -------        -------
                                                                       28,443         29,640
    Deferred tax liabilities:
      Income recognition on long-term contracts..................      86,761         60,315
      Property, plant and equipment..............................      25,059         26,869
      Pension costs..............................................       8,770          8,764
                                                                      -------        -------
                                                                      120,590         95,948
                                                                      -------        -------
    Net deferred income tax liability............................    $ 92,147        $66,308
                                                                      =======        =======

6.  INVESTMENTS:

     In March 1994, SS/L purchased an 11% limited partnership interest in Loral Qualcomm Satellite Services, L.P. ("LQSS") for $6,000,000. LQSS's only asset is 18,000,000 ordinary partnership interests in Globalstar, L.P. ("Globalstar"), which represents a 38.3% interest in the ordinary partnership interests of Globalstar at December 31, 1996 and March 31, 1996. At December 31, 1996, SS/L and Loral had an effective 4.2% and 31.7% interest, respectively, in Globalstar's ordinary partnership interests. Globalstar was formed to design, construct and operate a worldwide, low-earth-orbit satellite-based digital telecommunications system. SS/L's investment has been reduced by $2,383,000, $1,553,000 and $3,163,000 for the nine months ended December 31, 1996 and the years ended March 31, 1996 and 1995, respectively, to reflect the pretax effect of its proportionate share of Globalstar's losses.

     In connection with the construction of the Globalstar system, Globalstar entered into a $1.4 billion contract with SS/L to design, manufacture, test and obtain launch vehicles and launch services for its constellation of 56 satellites. Under the contract, SS/L has agreed to act as Globalstar's agent to obtain launch vehicles, arrange for the launch of Globalstar satellites and obtain insurance to cover the replacement cost of satellites or launch vehicles lost in the event of a launch failure. In addition, Globalstar has agreed to purchase from SS/L eight additional spare satellites at a cost of approximately $175 million. SS/L has entered into subcontracts with certain of Globalstar's direct or indirect limited partners, some of whom are shareholders of SS/L. Revenue recorded under the Globalstar contract for the nine months ended December 31, 1996 and the

                           SPACE SYSTEMS/LORAL, INC.

6.  INVESTMENTS: (CONTINUED)
years ended March 31, 1996 and 1995 was $280,627,000, $336,977,000, and
$97,258,000, respectively. Billed and unbilled receivables from Globalstar were $22,572,000 and $130,694,000 and $10,082,000 and $72,535,000 at December 31,
1996 and March 31, 1996, respectively.

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

     At December 31 and March 31, 1996, $130.7 million and $61.6 million, respectively, was due under this arrangement, of which $72.0 million and $33.8 million, respectively, of the vendor financing receivable was interest bearing.

     SS/L has guaranteed approximately $11,700,000 of Globalstar's obligation under a $250,000,000 credit agreement. In return for providing such guarantee, SS/L received warrants to purchase 195,094 shares of Globalstar Telecommunications Limited ("GTL") common stock at $26.50 per share. On February 12, 1997, SS/L agreed to exercise these warrants in connection with arrangements reached by GTL with the other warrant holders.

     In April 1994, SS/L purchased common stock representing a five percent interest in Orion Network Systems, Inc. for $5,000,000. In May 1996, SS/L purchased common stock representing a 4.8% interest in Asia Broadcasting and Communications Network Public Company Limited for $10 million. At December 31, 1996, the carrying value of these investments approximated market value. The investments are accounted for using the cost method.

7.  RELATED PARTY TRANSACTIONS:

     SS/L, its shareholders and Loral have entered into a stockholders' agreement ("the Stockholders' Agreement") which provides for management fees to be paid to Loral, ranging from 0.5% to 1% of sales, as defined, depending upon SS/L's operating performance. Such management fees were $5,088,000, $5,608,000 and $3,169,000 for the nine months ended December 31, 1996 and the years ended March 31, 1996 and 1995, respectively.

     The Stockholders' Agreement also requires SS/L to pay Loral an annual fee for overhead reimbursement, not to exceed 1% of SS/L's adjusted sales, as defined, for each fiscal year. This fee amounted to $2,695,000, $3,427,000 and $3,287,000 for the nine months ended December 31, 1996 and for the years ended March 31, 1996 and 1995, respectively.

     For the nine months ended December 31, 1996, SS/L was billed $10,066,000 for certain operational, executive, administrative, financial, legal and other services provided by Loral. SS/L was billed for certain operational, executive, administrative, financial, legal and other services provided by Lockheed Martin and Old Loral, and SS/L charged Lockheed Martin and Old Loral certain overhead costs. Net costs billed by Lockheed Martin for the nine months ended December 31, 1996 were $5,154,000. Net costs billed by Old Loral were $7,066,000 and $8,518,000 for the years ended March 31, 1996 and 1995, respectively.

                           SPACE SYSTEMS/LORAL, INC.

7.  RELATED PARTY TRANSACTIONS: (CONTINUED)
     In connection with contract performance, SS/L provided services to and acquired services from Lockheed Martin for the nine months ended December 31, 1996 and Old Loral for the years ended March 31, 1996 and 1995. A summary of such transactions and balances is as follows:

                                                    NINE MONTHS ENDED     YEAR ENDED MARCH 31,
                                                      DECEMBER 31,        --------------------
                                                          1996              1996        1995
                                                    -----------------     --------     -------
                                                                  (IN THOUSANDS)
    Revenue from services sold....................       $ 3,174          $  1,096     $ 1,103
    Cost of purchased services....................       124,275            28,228      27,631
    Balances at year end:
      Receivable..................................       $ 1,650          $    430     $   724
      Payable.....................................         3,572            15,823       7,272
                                                        --------           -------     -------
    Net payable...................................       $ 1,922          $ 15,393     $ 6,548
                                                        ========           =======     =======

     SS/L's sales to, purchases from, and balances with the Alliance partners are as follows:

                                                    NINE MONTHS ENDED     YEAR ENDED MARCH 31,
                                                      DECEMBER 31,        --------------------
                                                          1996              1996        1995
                                                    -----------------     --------     -------
                                                                  (IN THOUSANDS)
    Revenue from services sold....................       $55,019          $ 32,561     $ 3,073
    Cost of purchased services....................       150,608           249,092      85,489
    Balances at year end:
      Receivable..................................       $ 8,526          $ 15,066     $   840
      Payable.....................................        41,335            38,257      19,521

     Certain employees of SS/L participate in Loral's 1996 Stock Option Plan. Under this plan, options are granted at the discretion of Loral's Board of Directors to employees of Loral and its affiliates. Such options become exercisable as determined by the Board, generally over five years, and generally expire no more than 10 years from the date of grant. For the nine months ended December 31, 1996 Loral granted certain key employees of SS/L options to purchase 1,474,000 shares of Loral common stock at a weighted average price of $10.67 per share (weighted average fair value of $2.95 per share.) No options were exercised, and at December 31, 1996, options to purchase 1,473,500 shares were outstanding, none of which were exercisable.

     For the years ended March 31, 1996 and 1995, SS/L employees were eligible to participate in Old Loral's stock option plans. At March 31, 1996 and 1995, options to purchase 466,304 and 445,788 shares of Old Loral common stock were outstanding, respectively (adjusted for a two for one stock split in the fiscal year ended March 31, 1996.) All options were exercised in connection with the Distribution.

     For the years ended March 31, 1996 and 1995, SS/L had agreed to pay Old Loral any difference between the market value of Old Loral stock at the time of exercise and the option price for up to 200,000 shares authorized by SS/L's stockholders, and to reimburse Old Loral for any tax benefit resulting from shares granted in excess of that amount. For the years ended March 31, 1996 and 1995, $4,510,000 and $726,000, respectively, of compensation expense was accrued for the excess of market value of Old Loral stock over exercise prices for options exercisable subject to the authorized limitation.

     As described in Note 1, SS/L accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. SFAS No. 123, "Accounting for Stock-Based Compensation" requires the disclosure of pro forma net income had SS/L adopted the fair value method. SFAS No. 123 requires that equity instruments granted to an employee by a principal stockholder be included as part of the disclosure. The

                           SPACE SYSTEMS/LORAL, INC.

7.  RELATED PARTY TRANSACTIONS: (CONTINUED)
pro forma incremental effect on net income required to be disclosed under SFAS No. 123 is not material to SS/L's results of operations for the nine months ended December 31, 1996 and the year ended March 31, 1996.

8.  COMMITMENTS AND CONTINGENCIES:

     At December 31, 1996, SS/L was party to various noncancellable real estate leases with minimum aggregate rental commitments payable as follows (in thousands):

        1997...............................................................  $  9,875
        1998...............................................................     8,574
        1999...............................................................     7,776
        2000...............................................................     7,284
        2001...............................................................     6,848
        Thereafter.........................................................    22,954
                                                                              -------
                                                                             $ 63,311
                                                                              =======

     Leases covering major items of real estate contain renewal and/or purchase options which may be exercised by SS/L. Rent expense was $7,838,000, $6,440,000 and $4,805,000 for the nine months ended December 31, 1996 and the years ended March 31, 1996 and 1995, respectively.

     Due to the long lead times required to produce purchased parts, SS/L has entered into various purchase commitments with suppliers. These commitments aggregated $1,014,429,000 at December 31, 1996.

     SS/L is party to various litigation arising in the normal course of its operations. In the opinion of management, the ultimate liability for these matters, if any, will not have a material adverse effect on SS/L's financial position or results of operations.

9.  SS/L SHAREHOLDERS

     Loral has made a strategic decision to increase its ownership of SS/L to 100%. The first step in implementing this decision was the acquisition by Loral in August 1996 of the 18.3% interest in SS/L owned by certain partnerships affiliated with Lehman Brothers (the "Lehman Partnerships") in exchange for 7,500,000 newly issued shares of common stock of the Company, 267,256 shares of common stock of GTL previously held by the Company and $4 million in cash. As a result of this transaction, the Company increased its interest in SS/L from 32.7% to 51%. On February 12, 1997, Loral completed negotiations with SS/L's Alliance Partners to acquire their respective ownership interests in SS/L for $374 million of which $93 million will be paid in cash and the balance in Loral common stock and Loral convertible preferred equivalent obligations. Partners exchanging SS/L common stock for Loral common stock or convertible preferred equivalent obligations will retain representation on the SS/L Board of Directors and continue their strategic operating relationships with SS/L. Beginning in 1997, the financial position and results of operations of SS/L will be consolidated in the financial statements of Loral.

10.  PENSIONS AND OTHER EMPLOYEE BENEFITS:

  Pensions:

     SS/L maintains a contributory defined benefit pension plan covering substantially all employees. Benefits are based on members' salaries and years of service. SS/L's funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue

                           SPACE SYSTEMS/LORAL, INC.

10.  PENSIONS AND OTHER EMPLOYEE BENEFITS: (CONTINUED)
Code and regulations thereon. No contributions were made for the nine months ended December 31, 1996. Contributions for the years ended March 31, 1996 and 1995 were $3,990,000 and $58,000, respectively. Plan assets are invested primarily in U.S. government and agency obligations and listed stocks and bonds.

     Net pension costs include the following components:

                                                                          YEARS ENDED MARCH 31,
                                                    NINE MONTHS ENDED     ---------------------
                                                    DECEMBER 31, 1996       1996         1995
                                                    -----------------     --------     --------
                                                                  (IN THOUSANDS)
    Service cost -- benefits earned during the
      period......................................       $ 3,808          $  3,676     $  3,950
    Interest cost on projected benefit
      obligation..................................         8,205            10,070        9,025
    Actual loss (return) on plan assets...........        (9,934)          (27,838)         372
    Net amortization and deferral.................           574            18,110      (10,672)
                                                        --------          --------     --------
    Net pension costs.............................       $ 2,653          $  4,018     $  2,675
                                                        ========          ========     ========

     The following table sets forth the Plan's funded status:

                                                        DECEMBER 31, 1996         MARCH 31, 1996
                                                        -----------------         --------------
                                                                     (IN THOUSANDS)
    Actuarial present value of benefit obligations:
      Vested benefits.................................      $ 130,363                $128,032
                                                             ========                 =======
      Accumulated benefits............................      $ 134,507                $129,290
      Effect of projected future salary increases.....         16,981                  17,711
                                                             --------                 -------
      Projected benefits..............................        151,488                 147,001
    Plan assets at fair value.........................        167,635                 140,934
                                                             --------                 -------
    Plan assets in excess of (less than) projected
      benefit obligation..............................         16,147                  (6,067)
    Unrecognized net prior service cost...............             60                      63
    Unrecognized net loss.............................          5,183                  27,347
                                                             --------                 -------
    Prepaid pension cost included in other assets in
      the accompanying balance sheet..................      $  21,390                $ 21,343
                                                             ========                 =======
    The principal actuarial assumptions are as
      follows:
      Discount rate...................................          7.75%                   7.50%
      Rate of increase in compensation levels.........          4.50%                   4.50%
      Expected long-term rate of return on plan
         assets.......................................          9.50%                   9.50%

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

                           SPACE SYSTEMS/LORAL, INC.

10.  PENSIONS AND OTHER EMPLOYEE BENEFITS: (CONTINUED)
     Postretirement health care and life insurance costs include the following components:

                                                                             YEARS ENDED MARCH
                                                         NINE MONTHS                31,
                                                            ENDED           -------------------
                                                      DECEMBER 31, 1996      1996        1995
                                                      -----------------     -------     -------
                                                                   (IN THOUSANDS)
    Service cost -- benefits earned during the
      period........................................       $   622          $   405     $   386
    Interest cost on accumulated postretirement
      benefit obligation............................         1,599            1,549       1,445
    Net amortization and deferrals..................          (916)          (1,316)     (1,481)
                                                           -------          -------     -------
    Total postretirement health care and life
      insurance costs...............................       $ 1,305          $   638     $   350
                                                           =======          =======     =======

     The following table reconciles the amounts recognized in the balance sheet:

                                                        DECEMBER 31, 1996         MARCH 31, 1996
                                                        -----------------         --------------
                                                                     (IN THOUSANDS)
    Accumulated postretirement benefit obligation:
      Retirees........................................       $15,260                 $ 13,539
      Fully eligible plan participants................         3,517                    3,229
      Other active plan participants..................        10,541                    6,031
                                                             -------                  -------
    Total accumulated postretirement benefit
      obligation......................................        29,318                   22,799
    Fair value of assets..............................        (2,055)                  (1,868)
                                                             -------                  -------
    Unfunded accumulated postretirement benefit
      obligation......................................        27,263                   20,931
    Unrecognized prior service gain related to plan
      amendments......................................        12,742                   13,696
    Unrecognized net (loss) gain......................        (6,225)                  (1,164)
                                                             -------                  -------
    Accrued postretirement health care and life
      insurance costs.................................       $33,780                 $ 33,463
                                                             =======                  =======

     The principal assumptions used in determining the pension benefit obligation are as follows:

    Discount rate.....................................         7.75%                    7.50%
    Rate of increase in compensation levels...........         4.50%                    4.50%
    Present healthcare cost trend rate................        10.59%                   10.59%
    Ultimate trend rate by the year 2004..............         5.50%                    5.50%

     Changing the assumed health care cost trend rate by 1% in each year would change the accumulated postretirement benefit obligation by approximately $3,224,000 and the aggregate service and interest cost components for the nine months ended December 31, 1996 by approximately $325,000.

  Employee Savings Plan:

     SS/L employees participate in the Loral Savings Plan ("the Plan"). Under the Plan, SS/L matches 60% of participating SS/L employees' contributions, up to 6% of base pay. SS/L's matching cash contributions were $2,859,000, $2,852,000 and $2,976,000 for the nine months ended December 31, 1996 and the years ended March 31, 1996 and 1995, respectively.

                           SPACE SYSTEMS/LORAL, INC.

11.  INTERNATIONAL SPACE TECHNOLOGY, INC. COMMON STOCK TRANSACTIONS:

     In September 1993 and March 1994, International Space Technology, Inc. ("ISTI"), a corporate joint venture with unrelated third parties, entered into agreements to sell, in installments, a 22.8% equity interest in ISTI to two unaffiliated entities. Under the first installment, ISTI sold 267.85 common shares for $2.9 million in 1994, representing a 17.6% equity interest in ISTI. In November 1994, in conjunction with the stock sales agreements, ISTI issued an additional 28.95 common shares to one of the minority shareholders, increasing the minority interest in ISTI by 1.6% to 19.2%. Accordingly, 17.6% of the losses of ISTI incurred subsequent to the sale and prior to November 8, 1994, and 19.2% of such incurred losses after November 7, 1994, have been allocated to the minority interest. Additional sales of shares under the agreements are contingent upon completion of certain product qualifications by SS/L.