Form 10-Q
period 1997-03-31
LORAL SPACE & COMMUNICATIONS LTD
filed 1997-05-15
CIK 1006269

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                          QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 1997

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

     As of May 1, 1997, there were 191,094,208 shares of Loral Space & Communications Ltd. common stock outstanding.

================================================================================

                         PART 1. FINANCIAL INFORMATION

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                       -----------------------
                                                                        MARCH
                                                                         31,          JUNE 30,
                                                                         1997           1996
                                                                       --------       --------
                                                                                      (NOTE 1)
Revenues...........................................................    $340,353
Management fee from affiliate......................................                   $  1,538
Costs and expenses.................................................     331,016          3,686
                                                                       --------       --------
Operating income (loss)............................................       9,337         (2,148)
Interest income, net...............................................      10,139          8,146
                                                                       --------       --------
Income before income taxes, minority interest and equity in net
  loss of affiliates...............................................      19,476          5,998
Income taxes.......................................................       9,339            720
                                                                       --------       --------
Income before minority interest and equity in net loss of
  affiliates.......................................................      10,137          5,278
Minority interest..................................................      (3,366)
Equity in net loss of affiliates...................................      (7,177)        (3,977)
                                                                       --------       --------
Net income (loss)..................................................    $   (406)      $  1,301
                                                                       ========       ========
Weighted average number of common and equivalent shares
  outstanding......................................................     236,989        217,472
                                                                       ========       ========
Earnings per share.................................................    $   0.00       $   0.01
                                                                       ========       ========

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      MARCH 31,      DECEMBER 31,
                                                                        1997             1996
                                                                     -----------     ------------
                                                                     (UNAUDITED)        (NOTE)
                                             ASSETS
Current assets:
     Cash and cash equivalents....................................   $   605,566      $1,180,752
     Contracts in process.........................................       321,432
     Inventories..................................................       101,553
     Other assets.................................................        91,839          29,555
                                                                      ----------      ----------
Total current assets..............................................     1,120,390       1,210,307
Property, plant and equipment, net................................       677,897          17,939
Cost in excess of net assets acquired, less amortization..........       384,785
Long-term receivables.............................................        86,902
Investments in affiliates.........................................       232,218         443,057
Other assets......................................................        79,450          28,023
                                                                      ----------      ----------
                                                                     $ 2,581,642      $1,699,326
                                                                      ==========      ==========
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt............................   $     2,146
     Accounts payable.............................................       132,880      $   10,708
     Accrued employment costs.....................................        38,060
     Customer advances............................................        50,706
     Accrued interest.............................................         8,079           6,000
     Other current liabilities....................................        66,799
     Income taxes payable.........................................         6,589           2,311
     Deferred income taxes........................................        62,710             112
                                                                      ----------      ----------
Total current liabilities.........................................       367,969          19,131
Deferred income taxes.............................................        41,159           4,611
Pension and other postretirement liabilities......................        54,175          19,723
Long-term liabilities.............................................        17,109           2,500
Long-term debt....................................................       231,532
Minority interest.................................................       122,656
Convertible preferred equivalent obligations ($693,500 and
  $600,000 principal amount at March 31, 1997 and December 31,
  1996, respectively).............................................       677,379         583,292
Shareholders' equity:
     Series A convertible preferred stock, par value $.01.........           459             459
     Common stock, par value $.01.................................         1,911           1,911
     Paid-in capital..............................................     1,058,822       1,058,822
     Retained earnings............................................         8,471           8,877
                                                                      ----------      ----------
Total shareholders' equity........................................     1,069,663       1,070,069
                                                                      ----------      ----------
                                                                     $ 2,581,642      $1,699,326
                                                                      ==========      ==========

Note: The December 31, 1996 balance sheet has been derived from the audited consolidated financial statements at that date.

               See notes to condensed consolidated financial statements.

                           LORAL SPACE & COMMUNICATIONS LTD.

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (IN THOUSANDS)
                                      (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                     ------------------------
                                                                     MARCH 31,       JUNE 30,
                                                                       1997            1996
                                                                     ---------       --------
Operating activities:
     Net income (loss)...........................................    $    (406)      $  1,301
     Equity in net loss of affiliates............................        7,177          3,977
     Minority interest...........................................        3,366
     Deferred taxes..............................................        6,999
     Depreciation and amortization...............................        9,577            491
     Contracts in process and inventories........................       (9,320)
     Customer advances...........................................      (75,359)
     Other.......................................................        5,498        (15,393)
                                                                     ----------      --------
Cash used in operating activities................................      (52,468)        (9,624)
                                                                     ----------      --------
Investing activities:
     Acquisition of businesses, net of cash acquired.............     (552,419)
     Investment in affiliates....................................      (30,144)        (2,425)
     Capital expenditures, net...................................      (46,247)          (115)
                                                                     ----------      --------
Cash used in investing activities................................     (628,810)        (2,540)
                                                                     ----------      --------
Financing activities:
     Borrowings under revolving credit facility, net.............      106,092
     Proceeds from the Distribution..............................                     612,274
     Transaction expenses related to the Distribution............                     (12,000)
     Advances from Loral Corporation prior to the Distribution...                       2,425
                                                                     ----------      --------
Cash provided by financing activities............................      106,092        602,699
                                                                     ----------      --------
(Decrease) increase in cash and cash equivalents.................     (575,186)       590,535
Cash and cash equivalents -- beginning of period.................    1,180,752
                                                                     ----------      --------
Cash and cash equivalents -- end of period.......................    $ 605,566       $590,535
                                                                     ==========      ========
Non-cash investing activities:
     Issuance of Convertible Preferred Equivalent Obligations to
       acquire equity interest in SS/L...........................    $  93,500
                                                                     ==========
     Assets transferred from Loral Corporation at the
       Distribution..............................................                    $ 36,622
                                                                                     ========
     Liabilities assumed from Loral Corporation at the
       Distribution..............................................                    $ 15,650
                                                                                     ========
Supplemental Information:
     Interest paid...............................................    $   9,505
                                                                     ==========
     Taxes paid..................................................    $     756
                                                                     ==========

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  FORMATION OF LORAL SPACE & COMMUNICATIONS
     Loral Space & Communications Ltd. (the 'Company' or 'Loral') was formed to effectuate the distribution of Loral Corporation's (' Old Loral') space and telecommunications businesses (the 'Distribution') to shareholders of Old Loral and holders of options to purchase Old Loral common stock pursuant to a merger agreement (the 'Merger') dated January 7, 1996 between Loral and Lockheed Martin Corporation ('Lockheed Martin'). The Distribution of approximately 183.6 million shares of Loral common stock was made on April 23, 1996. Old Loral's fiscal year end was March 31. Loral adopted a December 31 year end and its first fiscal quarter ended on June 30, 1996. Accordingly, the comparative first quarter for the quarter ended March 31, 1997 is the quarter ended June 30, 1996.

(2)  BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared by Loral pursuant to the rules of the Securities and Exchange Commission ('SEC') and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year. As described in Note 3, Loral increased its ownership of Space Systems/Loral, Inc. ('SS/L') in the first quarter of 1997. Accordingly, Loral discontinued the equity method of accounting and began consolidating the results of SS/L as of January 1, 1997, with a reduction for SS/L's earnings attributable to its other shareholders. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Loral and SS/L included in Loral's latest Form 10-K.

     As described in Note 3, Loral acquired Skynet Satellites Services ('Skynet') on March 14, 1997. Skynet customers lease transponder capacity on Skynet's satellites. Revenues for leased capacity is recognized as service is provided. SS/L has a contract to construct Skynet's satellites. Intercompany sales and profits on this contract are eliminated.

(3)  ACQUISITIONS AND INVESTMENT IN AFFILIATES

  Acquisitions
     In February 1997, Loral negotiated an agreement to acquire the 49% of the common stock of SS/L held by four international aerospace and communications companies (the 'Alliance Partners') for $374 million. In March 1997, Loral acquired 24.5% of SS/L's common stock held by two of the Alliance Partners for $93.5 million in cash and $93.5 million of Loral's 6% Convertible Preferred Equivalent Obligations due 2006 ('CPEOs'). At March 31, 1997, Loral owned 75.5% of SS/L's common stock, In May 1997, the Company received regulatory approval to acquire the remaining 24.5% of SS/L's common stock and expects to acquire the remaining common stock in the second quarter.

     On March 14, 1997, Loral acquired Skynet from AT&T for $478 million in cash, subject to adjustment based on final net asset values. Skynet is a leading U.S. satellite communications service provider that owns and operates the Telstar satellite network. The Company intends to refinance a significant portion of the Skynet purchase price with debt. The assets and liabilities recorded in connection with the purchase price allocation based on preliminary estimates of fair values were $554.9 million and $76.8 million, respectively.

     The acquisition of Skynet and the SS/L common stock have been accounted for as purchases. The cost in excess of net assets acquired arising from these acquisitions is being amortized over 40 years. Loral's

                       LORAL SPACE & COMMUNICATIONS LTD.

condensed consolidated financial statements reflect the results of operations of SS/L from January 1, 1997 and the elimination of the minority interest of the SS/L equity not owned by Loral during the period. Prior to January 1, 1997, SS/L was accounted for under the equity method of accounting. Loral's condensed consolidated financial statements reflect the results of operations of Skynet since March 14, 1997.

     Had the acquisition of Skynet and the purchase of the 49% equity interest in SS/L held by the Alliance Partners occurred on April 1, 1996, the unaudited pro forma sales, operating income, net income (loss) and related earnings per share data for the three months ended March 31, 1997 and June 30, 1996 would have been: $333.5 million and $311.0 million; $9.6 million and $17.8 million; $(2.8) million and $.8 million; and $(.01) and $.00, respectively. These results, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisitions been consummated on April 1, 1996.

  Investments in Affiliates

     In March 1997, Loral exercised warrants to purchase 1,137,522 shares of common stock of Globalstar Telecommunications Limited ('GTL'), a general partner of Globalstar, L.P. ('Globalstar'), for $30.1 million. In addition, in April 1997, Loral exercised its right as a shareholder in GTL to purchase an additional 159,172 shares of GTL common stock for $26.50 per share. GTL will use the proceeds from the exercise of the warrants and the rights, to purchase Globalstar ordinary partnership interests.

     At March 31, 1997, Loral had an effective ownership of 18,038,666 ordinary partnership interests of the total 51,185,318 Globalstar ordinary partnership interests outstanding (35.2%). At March 31, 1997, Loral's investment in Globalstar includes $12.2 million of capitalized costs, primarily interest.

     Investments in affiliates is summarized as follows (in thousands):

                                                           MARCH
                                                            31,            DECEMBER 31,
                                                            1997               1996
                                                          --------         ------------
      SS/L..............................................  $     --           $267,418
      Globalstar........................................   232,218            175,639
      K & F.............................................    24,751             23,568
      Deferred K & F Gain...............................   (24,751)           (23,568)
                                                          --------           --------
                                                          $232,218           $443,057
                                                          ========           ========

     Equity in net income (loss) of affiliates consists of (in thousands):

                                                                 THREE MONTHS ENDED
                                                             ---------------------------
                                                                                  JUNE
                                                             MARCH 31,             30,
                                                               1997               1996
                                                             ---------           -------
      SS/L.................................................   $    --            $ 2,375
      Globalstar...........................................    (7,177)            (6,352)
                                                             --------            --------
                                                              $(7,177)           $(3,977)
                                                             ========            ========

     The following table represents the summary of results of operations of Loral's affiliates for the three months ended March 31, 1997 and June 30, 1996 (in thousands):

                                       MARCH 31, 1997                     JUNE 30, 1996
                                    ---------------------       ----------------------------------
                                    GLOBALSTAR    K & F         GLOBALSTAR    K & F         SS/L
                                    --------     --------       --------     --------     --------
Sales.............................  $     --     $ 72,610       $     --     $ 71,599     $307,599
Operating income (loss)...........   (17,582)      14,841        (17,452)      15,062       14,426
Net income (loss).................   (15,287)       6,289        (14,373)       5,270        8,070
Net loss applicable to ordinary
  partnership interests...........   (20,588)                    (19,668)

                       LORAL SPACE & COMMUNICATIONS LTD.

(4) CONTRACTS IN PROCESS (IN THOUSANDS)

                                                                             MARCH
                                                                              31,
                                                                              1997
                                                                            --------
        U.S Government contracts:
             Amounts billed..............................................   $  2,253
             Unbilled contract receivables...............................     16,777
                                                                            --------
                                                                              19,030
                                                                            --------
        Commercial contracts:
             Amounts billed..............................................    187,280
             Unbilled contract receivables...............................    115,122
                                                                            --------
                                                                             302,402
                                                                            --------
                                                                            $321,432
                                                                            ========

     Unbilled amounts include recoverable costs and accrued profit on progress completed which have not been billed. Such amounts are billed upon shipment of the product, achievement of contractual milestones, or completion of the contract and are reclassified to billed receivables.

     Payment terms and conditions vary between contracts, however, SS/L generally requires advance deposits for commercial contracts, equal to varying percentages of the total contract amount.

(5) SHAREHOLDERS' EQUITY

     On April 30, 1997, the Company's shareholders approved the creation of 20 million shares of Series C Convertible Redeemable Preferred Stock ("Series C Stock"). The Company's outstanding 6% Convertible Preferred Equivalent Obligations ("CPEOs") will be mandatorily exchanged into Series C Stock during the second quarter. Such exchange will result in the reclassification of the outstanding amount of the CPEOs into shareholders' equity. The Series C Stock may be redeemed at maturity for Loral common stock at the option of the Company.

                       LORAL SPACE & COMMUNICATIONS LTD.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions which are described below.

RESULTS OF OPERATIONS

     In February 1997, Loral negotiated an agreement to acquire the 49% of the common stock of Space Systems/Loral, Inc. ('SS/L') held by four international aerospace and communications companies (the 'Alliance Partners') for $374 million. In March 1997, Loral acquired 24.5% of SS/L's common stock held by two of the Alliance Partners for $93.5 million in cash and $93.5 million of Loral's 6% Convertible Preferred Equivalent Obligations due 2006 ('CPEOs'). At March 31, 1997, Loral owned 75.5% of SS/L's common stock and expects to acquire the remaining 24.5% in the second quarter.

     On March 14, 1997, Loral acquired Skynet Satellite Services ('Skynet') from AT&T for $478 million in cash, subject to adjustment based on final net asset values. Skynet is a leading U.S. satellite communications service provider that owns and operates the Telstar satellite network. The Company intends to refinance a significant portion of the Skynet purchase price with debt.

     The acquisition of Skynet and the SS/L common stock have been accounted for as purchases. Loral's condensed consolidated financial statements for the quarter ended March 31, 1997, reflect the results of operations of SS/L from January 1, 1997, the elimination of the minority interest of the SS/L equity not owned by Loral during the period and the results of operation of Skynet from March 14, 1997. Prior to January 1, 1997, SS/L was accounted for under the equity method of accounting. Net income (loss) for the quarter ended March 31, 1997 was $(0.4) million compared to $1.3 million for the quarter ended June 30, 1996. The change is primarily due to development costs related to new satellite-based services of $2.6 million, offset by the increased share of SS/L's profits. However, in order to provide additional understanding of the Company, the results of operations discusses the pro forma results of operations for the quarter ended March 31, 1997 compared with the pro forma results of operations for the quarter ended June 30, 1996 assuming Skynet and the 49% equity interest in SS/L were acquired on April 1, 1996. See Notes 1, 2 and 3)

     Pro forma sales for the quarter ended March 31, 1997 were $333.5 million compared to $311.0 million for the quarter ended June 30, 1996. Sales for SS/L, before intercompany eliminations, increased $31.1 million reflecting increased commercial satellite sales on the Tempo, M2A and ChinaSat programs while Skynet's sales decreased $9.0 million reflecting the loss of the Telstar 401 satellite in January 1997.

     Pro forma operating income decreased $8.2 million to $9.6 million for the quarter ended March 31, 1997 compared to $17.8 million for the quarter ended June 30, 1996. This decrease is primarily attributed to the impact of the loss of Telstar 401 and development costs related to new satellite-based services of $2.6 million.

     Pro forma interest income (expense) for the quarter ended March 31, 1997 was $2.2 million compared to $(4.1) million for the quarter ended June 30, 1996, due to the difference in the assumed purchase price in each period related to the value of the Telstar 401 satellite, offset by increased amounts of capitalized interest in the quarter ended March 31, 1997 due to the higher level of Skynet satellites under construction.

     The Company is organized in Bermuda and, accordingly, foreign source income and expenses are not subject to, or deductible for, U.S. Federal taxation. The Company's effective tax rate will vary depending on the proportion of such foreign source income and expenses. On a pro forma basis, the effective tax rate increased to 62% for the quarter ended March 31, 1997 compared with 44% for the quarter ended June 30, 1996 primarily because of pro forma adjustments to the Company's foreign source income and expenses.

     The pro forma net income (loss) for the quarter ended March 31, 1997 was $(2.8) million compared to $.8 million for the quarter ended June 30, 1996. Pro forma earnings per share are $(.01) for the quarter ended March 31, 1997 and $.00 for the quarter ended June 30, 1996, based on 245.4 million and 225.9 million weighted average common shares outstanding for the three months ended March 31, 1997 and June 30, 1996, respectively.

SUMMARY RESULTS OF OPERATIONS OF AFFILIATES

  Globalstar

     Globalstar is a development stage partnership and has not commenced commercial service operations. The net loss applicable to ordinary partnership interests for the three months ended March 31, 1997 was $20.6 million as compared to $19.7 million for the three months ended June 30, 1996. The increase in the net loss is a result of increased marketing, general and administrative expenses of $2.7 million and a decrease in interest income of $0.8 million offset by a decrease in development costs of $2.5 million. Globalstar is expending significant funds for the construction, testing and deployment of the Globalstar System and expects such losses to continue through commencement of revenue generating service operations.

     Interest income decreased as a result of lower average cash balances outstanding.

     Development costs reflect the development of certain technologies under a cost sharing arrangement in Globalstar's contract with Qualcomm and Globalstar's in-house engineering. The decrease is primarily the result of Qualcomm reaching its funding limit under the cost sharing arrangement in April 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, Loral had $606 million of cash and cash equivalents. Loral intends to utilize its existing capital base and access to the capital markets to construct additional Skynet satellites, make additional investments in Globalstar and Globalstar service provider opportunities and invest in additional satellite communications service opportunities. In connection with the Merger between Old Loral and Lockheed Martin, Lockheed Martin assumed approximately $206 million of the guarantee under the Globalstar Credit Agreement. The balance of $44 million of the guarantee was assumed by various Globalstar partners, including $11.7 million by SS/L. Loral has agreed to indemnify Lockheed Martin for its liability, if any, in excess of $150 million under its guarantee of the Globalstar Credit Agreement. Globalstar and SS/L are currently financed without recourse to Loral other than the indemnification described above.

     Skynet currently has one high-powered satellite operating in orbit and has a contract with SS/L for the construction of two satellites and an option for one additional satellite and one ground spare. Although short-term borrowings may be required depending on the timing of cash receipts and expenditures, Loral believes that Skynet's internal cash flows should be adequate to substantially fund the capital expenditures for the satellites under construction, the satellite under option and related ground equipment. Loral intends to expand Skynet's business to become a worldwide satellite service provider through the construction of additional satellites. Loral anticipates that a portion of the funds required for construction of these additional satellites will be provided through additional borrowings.

     Loral intends to capitalize on its innovative capabilities, market position and advanced technologies to offer value-added satellite-based services as part of the evolving worldwide communications networks and, where appropriate, to form strategic alliances with major telecommunications service providers and equipment manufacturers to enhance and expand its satellite communications service opportunities.

     Globalstar's current budget for the cost for the design, construction and deployment of the Globalstar System, including working capital, cash interest on anticipated borrowings and operating expenses is approximately $2.5 billion. Globalstar has recently added enhanced capabilities and additional test requirements and has experienced cost growth in the development of the ground system, the final cost impact of which is under assessment. Globalstar, however, does not expect such cost growth to increase the funding requirements for the project by more than five percent. Globalstar has raised or received commitments for approximately $2.0 billion in equity, debt and vendor financing.

     Globalstar has also agreed to purchase from SS/L eight additional spare satellites at a cost estimated at $175 million. Globastar also intends, together with its strategic partners, to jointly finance the procurement of up to 32 gateways for resale to service providers, thereby accelerating the deployment of gateways around the world prior to the date on which Globalstar expects to commence initial operations via a 40-satellite constellation. Globalstar has agreed to finance approximately $80 million of the cost of these gateways and expects to recover its cost from the resale of these gateways to service providers.

     SS/L is the prime contractor for the design and construction of Globalstar's satellites. In connection therewith, SS/L and its subcontractors have committed $310 million of vendor financing to Globalstar, of which $121 million of such vendor financing is effectively borne by the subcontractors.

     Cash Used and Provided. Cash used in operating activities for the three months ended March 31, 1997 was $52.5 million, primarily due to an increase in contracts in process and inventories of $9.3 million and a decrease in customer advances of $75.4 million due to the progress on commercial contracts, offset by funds generated by earnings before depreciation, taxes, minority interest and equity in net loss of affiliates of $29.1 million. Cash used in operating activities for the three months ended June 30, 1996, was $9.6 million, primarily due to increases in other current assets, offset by funds generated from earnings before depreciation, taxes and equity in net loss of affiliates of $6.5 million.

     Cash used in investing activities for the three months ended March 31, 1997 was $628.8 million, primarily due to the purchase of Skynet for $478.1 million; the purchase of the SS/L equity interest for $93.5 million; the exercise of warrants to purchase 1.1 million shares of GTL common stock issued in connection with the Globalstar credit agreement; and capital expenditures of $46.3 million primarily for the construction of the Telstar satellites by SS/L for Skynet. Cash used in investing activities for the three months ended June 30, 1996 was $2.5 million due primarily to the purchase of $2.5 million principal amount of GTL Convertible Preferred Equivalent Obligations in April 1996.

     Net cash provided by financing activities for the three months ended March 31, 1997 and June 30, 1996 was $106.1 million and $602.7 million, respectively, representing proceeds from borrowings by SS/L under existing credit facilities in 1997 and the proceeds from the Distribution and advances from Loral Corporation offset by cash paid for transaction expenses related to the Distribution in 1996.

FINANCIAL ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 'Earnings Per Share' ('SFAS 128'), which is required to be adopted for fiscal periods ending after December 15, 1997. SFAS 128 establishes the accounting standards for computing and presenting earnings per share. The Company believes that the adoption of SFAS 128 will not have a material effect on the reported earnings per share of the Company.

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 30, 1997, at the Company's Annual Meeting of Stockholders, the following proposals were acted on:

     (1) In an uncontested election, three nominees for the Board of Directors were elected to three year terms expiring in 2000. The votes were as follows:

                                                                 FOR         WITHHELD
                                                             -----------     ---------
        Howard Gittis.....................................   153,526,272     6,745,461
        Gershon Kekst.....................................   158,570,887     1,700,846
        Arthur L. Simon...................................   159,729,167       542,566

     (2) The amendment to the Company's bye-laws to authorize the creation and issuance of up to 20 million shares of 6% Series C Convertible Redeemable Preferred Stock was approved. The votes were as follows:

        For............................................................   157,293,453
        Against........................................................     3,737,090
        Abstentions....................................................       968,290

     (3) The selection of Deloitte & Touche LLP to serve as independent auditors for the fiscal year ending December 31, 1997, was ratified. The votes were as follows:

        For............................................................   205,462,341
        Against........................................................       284,437
        Abstentions....................................................       421,932

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

     The following exhibits are filed as part of this report:

Exhibit 11 -- Computation of Earnings per Share for the Three Months Ended
              March 31, 1997 and June 30, 1996.
Exhibit 12 -- Computation of Ratio of Earnings to Fixed Charges
Exhibit 27 -- Financial Data Schedule

(B) REPORTS ON FORM 8-K

DATE OF REPORT     DESCRIPTION
---------------    ----------------------------------------------------------
March 14, 1997     Item 2. -- The Company acquired Skynet Satellite Services.
March 25, 1997     Item 2. -- The Company acquired 24.5% of the common stock
                   of Space Systems/Loral.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LORAL SPACE & COMMUNICATIONS LTD.
                                          Registrant

Date:  May 14, 1997

                                          MICHAEL P. DEBLASIO
                                          Senior Vice President -- Finance
                                          (Principal Financial Officer) and
                                          Registrant's Authorized Officer

                                 EXHIBIT INDEX

 Exhibit No.                                   Description
-------------
     11      -- Computation of Earnings (Loss) Per Share
     12      -- Computation of Ratio of Earnings to Fixed Charges
     27      -- Financial Data Schedule