Form 10-Q
period 1997-06-30
LORAL SPACE & COMMUNICATIONS LTD
filed 1997-08-14
CIK 1006269

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

     As of July 31, 1997, there were 200,536,861 shares of Loral Space & Communications Ltd. common stock outstanding.

================================================================================

                         PART 1. FINANCIAL INFORMATION

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                             --------------------------     --------------------------
                                             JUNE 30,                       JUNE 30,
                                               1997       SEPTEMBER 30,       1997       SEPTEMBER 30,
                                             --------         1996          --------         1996
                                                          -------------                  -------------
                                                            (NOTE 1)                       (NOTE 1)
Revenues...................................  $291,148                       $631,501
Management fee from affiliate..............                 $   1,837                      $   3,375
Costs and expenses.........................   293,653           7,389        624,669          11,075
                                             --------        --------       --------        --------
Operating income (loss)....................    (2,505)         (5,552)         6,832          (7,700)
Interest income, net.......................     5,625           9,974         15,764          18,120
                                             --------        --------       --------        --------
Income before income taxes, minority
  interest and equity in net loss of
  affiliates...............................     3,120           4,422         22,596          10,420
Income taxes...............................     3,636             921         12,975           1,641
                                             --------        --------       --------        --------
Income (loss) before minority interest and
  equity in net loss of affiliates.........      (516)          3,501          9,621           8,779
Minority interest..........................    (1,690)                        (5,056)
Equity in net loss of affiliates...........    (8,090)           (548)       (15,267)         (4,525)
                                             --------        --------       --------        --------
Net income (loss)..........................   (10,296)          2,953        (10,702)          4,254
Preferred dividends........................    (2,947)             --         (2,947)             --
                                             --------        --------       --------        --------
Net income (loss) applicable to common
  stockholders.............................  $(13,243)      $   2,953       $(13,649)      $   4,254
                                             ========        ========       ========        ========
Weighted average number of common and
  equivalent shares outstanding............   238,186         233,728        237,588         225,600
                                             ========        ========       ========        ========
Earnings (loss) per share..................  $  (0.06)      $    0.01       $  (0.06)      $    0.02
                                             ========        ========       ========        ========

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                     DECEMBER 31,
                                                                                         1996
                                                                      JUNE 30,       ------------
                                                                        1997            (Note)
                                                                     -----------
                                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents........................................  $   318,903      $1,180,752
  Contracts in process.............................................      376,482
  Inventories......................................................       99,020
  Other assets.....................................................      133,740          29,555
                                                                      ----------      ----------
Total current assets...............................................      928,145       1,210,307
Property, plant and equipment, net.................................      772,441          17,939
Cost in excess of net assets acquired, less amortization...........      439,748
Long-term receivables..............................................       84,507
Investments in affiliates..........................................      364,770         443,057
Other assets.......................................................       93,615          28,023
                                                                      ----------      ----------
                                                                     $ 2,683,226      $1,699,326
                                                                      ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt................................  $     2,146
  Accounts payable.................................................      219,692      $   10,708
  Accrued employment costs.........................................       32,909
  Customer advances................................................       51,942
  Accrued interest.................................................        2,016           6,000
  Other current liabilities........................................       16,750
  Income taxes payable.............................................        2,451           2,311
  Deferred income taxes............................................       59,959             112
                                                                      ----------      ----------
Total current liabilities..........................................      387,865          19,131
Deferred income taxes..............................................       49,872           4,611
Pension and other postretirement liabilities.......................       55,875          19,723
Long-term liabilities..............................................       34,750           2,500
Long-term debt.....................................................      204,488
Minority interest..................................................       11,171
Convertible preferred equivalent obligations ($600,000 principal
  amount at December 31, 1996).....................................                      583,292
Shareholders' equity:
  Series A convertible preferred stock, par value $.01.............          459             459
  Series C convertible redeemable preferred stock ($747,260
     principal amount at June 30, 1997)............................      730,830
  Common stock, par value $.01.....................................        2,004           1,911
  Paid-in capital..................................................    1,210,684       1,058,822
  Retained earnings (deficit)......................................       (4,772)          8,877
                                                                      ----------      ----------
Total shareholders' equity.........................................    1,939,205       1,070,069
                                                                      ----------      ----------
                                                                     $ 2,683,226      $1,699,326
                                                                      ==========      ==========

---------------
Note: The December 31, 1996 balance sheet has been derived from the audited consolidated financial statements at that date.

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                           SIX MONTHS ENDED
                                                                        -----------------------
                                                                        JUNE 30,      SEPT 30,
                                                                          1997          1996
                                                                        ---------     ---------
Operating activities:
  Net income (loss)...................................................  $ (10,702)    $   4,254
  Equity in net loss of affiliates....................................     15,267         4,525
  Minority interest...................................................      5,056
  Deferred taxes......................................................     12,961
  Depreciation and amortization.......................................     24,100           613
  Contracts in process and inventories................................    (61,837)
  Customer advances...................................................    (74,123)
  Other...............................................................    (26,449)      (17,277)
                                                                        ---------      --------
Cash used in operating activities.....................................   (115,727)       (7,885)
                                                                        ---------      --------
Investing activities:
  Acquisition of businesses, net of cash acquired.....................   (561,639)
  Proceeds from the sale of property, plant and equipment.............                    5,003
  Investment in affiliates............................................   (132,273)       (6,425)
  Capital expenditures, net...........................................   (129,539)         (658)
                                                                        ---------      --------
Cash used in investing activities.....................................   (823,451)       (2,080)
                                                                        ---------      --------
Financing activities:
  Borrowings under revolving credit facility, net.....................     79,048
  Proceeds from exercise of stock options.............................      1,228
  Preferred dividends.................................................     (2,947)
  Proceeds from the Distribution......................................                  612,274
  Transaction expenses related to the Distribution....................                  (12,000)
  Advances from Loral Corporation prior to the Distribution...........                    2,425
                                                                        ---------      --------
Cash provided by financing activities.................................     77,329       602,699
                                                                        ---------      --------
(Decrease) increase in cash and cash equivalents......................   (861,849)      592,734
Cash and cash equivalents -- beginning of period......................  1,180,752        --
                                                                        ---------      --------
Cash and cash equivalents -- end of period............................  $ 318,903     $ 592,734
                                                                        =========      ========
Non-cash investing activities:
  Issuance of Series C Preferred Stock to acquire equity interest in
     SS/L.............................................................  $ 147,260
                                                                        =========
  Issuance of Loral Common Stock to acquire equity interest in SS/L...  $ 133,240
                                                                        =========
  Issuance of Loral Common Stock to acquire equity interest in
     Globalstar.......................................................  $  17,487
                                                                        =========
  Assets transferred from Loral Corporation at the Distribution.......                $  36,622
                                                                                       ========
  Liabilities assumed from Loral Corporation at the Distribution......                $  15,650
                                                                                       ========
Acquisition of the interest in SS/L held by certain partnerships affiliated with Lehman Brothers:
     Issuance of Loral common stock...................................                $ 100,313
                                                                                       ========
     Transfer of GTL common stock.....................................                $   5,150
                                                                                       ========
Supplemental Information:
  Interest paid.......................................................  $  29,823
                                                                        =========
  Taxes paid..........................................................  $   2,322
                                                                        =========

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)  FORMATION OF LORAL SPACE & COMMUNICATIONS

          Loral Space & Communications Ltd. (the "Company" or "Loral") was formed to effectuate the distribution of Loral Corporation's ("Old Loral") space and telecommunications businesses (the "Distribution") to shareholders of Old Loral and holders of options to purchase Old Loral common stock pursuant to a merger agreement (the "Merger") dated January 7, 1996 between Loral and Lockheed Martin Corporation ("Lockheed Martin"). The Distribution of approximately 183.6 million shares of Loral common stock was made on April 23, 1996. Old Loral's fiscal year end was March 31. Loral adopted a December 31 year end and its first fiscal quarter ended on June 30, 1996. Accordingly, the comparative quarter for the quarter ended June 30, 1997 is the quarter ended September 30, 1996 and the comparative period for the six months ended June 30, 1997 is the six months ended September 30, 1996.

2)  BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared by Loral pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year. As described in
     Note 3, Loral increased its ownership of Space Systems/Loral, Inc. ("SS/L") in the first quarter of 1997. Accordingly, Loral discontinued the equity method of accounting and began consolidating the results of SS/L as of January 1, 1997, with a reduction for SS/L's earnings attributable to its other shareholders. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Loral and SS/L included in Loral's latest Form 10-K.

          As described in Note 3, Loral acquired Skynet Satellites Services ("Skynet") on March 14, 1997. Skynet customers lease transponder capacity on Skynet's satellites. Revenues for leased capacity is recognized as service is provided. SS/L has a contract to construct Skynet's satellites. Intercompany sales and profits on this contract are eliminated.

3)  ACQUISITIONS AND INVESTMENT IN AFFILIATES

     ACQUISITIONS

          In February 1997, Loral agreed to acquire the 49% of the common stock of SS/L held by four international aerospace and communications companies (the "Alliance Partners") for $374 million. In March 1997, Loral acquired 24.5% of SS/L's common stock held by two of the Alliance Partners for $93.5 million in cash and $93.5 million of Loral's 6% Convertible Preferred Equivalent Obligations due 2006 ("CPEOs"). In June 1997, the Company acquired the remaining 24.5% of SS/L's common stock for $187 million in the form of 8,042,922 shares of Loral common stock and 1,063,663 shares of Loral Series C Preferred Stock. At June 30, 1997, Loral owned 100% of SS/L's common stock.

          On March 14, 1997, Loral acquired Skynet from AT&T for $478 million in cash, subject to adjustment based on final net asset values. Skynet is a leading U.S. satellite communications service provider that owns and operates the Telstar satellite network. The Company intends to refinance a significant portion of the Skynet purchase price with debt. The assets and liabilities recorded in connection with the purchase price allocation based on preliminary estimates of fair values were $575.2 million and $97.1 million, respectively.

                       LORAL SPACE & COMMUNICATIONS LTD.

          The acquisition of Skynet and the SS/L common stock have been accounted for as purchases. The cost in excess of net assets acquired arising from these acquisitions is being amortized over 40 years. Loral's condensed consolidated financial statements reflect the results of operations of SS/L from January 1, 1997 and the elimination of the minority interest of the SS/L equity not owned by Loral during the period. Prior to January 1, 1997, SS/L was accounted for under the equity method of accounting. Loral's condensed consolidated financial statements reflect the results of operations of Skynet since March 14, 1997.

          Had the acquisition of Skynet and the purchase of the 49% equity interest in SS/L held by the Alliance Partners occurred on April 1, 1996, the unaudited pro forma sales, operating income, net income (loss) applicable to common stockholders and related earnings per share data for the six months ended June 30, 1997 and September 30, 1996 would have been:
     $624.6 million and $639.3 million; $6.7 million and $41.6 million; $(15.7) million and $7.2 million; and $(0.06) and $0.03, respectively. These results, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisitions been consummated on April 1, 1996.

     INVESTMENTS IN AFFILIATES

          On May 28, 1997, Globalstar Telecommunications Limited ("GTL"), a general partner of Globalstar, L.P. ("Globalstar"), issued a two-for-one stock split. Accordingly, all GTL share amounts have been adjusted to reflect the two-for-one stock split. Prior to the two-for-one stock split, GTL's equity securities and convertible securities were represented by equivalent Globalstar partnership interests on a one-for-one basis. Globalstar's partnership interests were not affected by the GTL stock split and, accordingly, GTL's equity securities and convertible securities are now represented by equivalent Globalstar partnership interests on a two-for-one basis.

          In March 1997, Loral exercised warrants to purchase 2,275,044 shares of common stock of GTL (as adjusted for two-for-one stock split) for $30.1 million and, in April 1997, Loral exercised its right as a shareholder in GTL to purchase an additional 350,348 shares of GTL common stock for $13.25 per share (as adjusted for two-for-one stock split). GTL used the proceeds from the exercise of the warrants and the rights, to purchase Globalstar ordinary partnership interests. In the second quarter, Loral acquired 2,208,372 Globalstar ordinary partnership interests from other Globalstar partners for $97.5 million in cash and 1,255,684 shares of Loral common stock.

          At June 30, 1997, Loral had an effective ownership of 20,422,212 ordinary partnership interests of the total 52,316,486 Globalstar ordinary partnership interests outstanding (39.0%). At June 30, 1997, Loral's investment in Globalstar includes $14.5 million of capitalized costs, primarily interest.

          Investments in affiliates is summarized as follows (in thousands):

                                                                       JUNE 30,     DECEMBER 31,
                                                                         1997           1996
                                                                       --------     ------------
    SS/L.............................................................  $     --       $267,418
    Globalstar.......................................................   364,770        175,639
    K & F............................................................    25,657         23,568
    Deferred K & F Gain..............................................   (25,657)       (23,568)
                                                                       --------       --------
                                                                       $364,770       $443,057
                                                                       ========       ========

                       LORAL SPACE & COMMUNICATIONS LTD.

          Equity in net income (loss) of affiliates consists of (in thousands):

                                                                           SIX MONTHS ENDED
                                                                      --------------------------
                                                                      JUNE 30,     SEPTEMBER 30,
                                                                        1997           1996
                                                                      --------     -------------
    SS/L............................................................  $     --       $   6,859
    Globalstar......................................................   (15,267)        (11,384)
                                                                      --------        --------
                                                                      $(15,267)      $  (4,525)
                                                                      ========        ========

          The following table represents the summary of results of operations of Loral's affiliates for the six months ended June 30, 1997 and September 30, 1996 (in thousands):

                                                 JUNE 30, 1997              SEPTEMBER 30, 1996
                                             ---------------------   --------------------------------
                                             GLOBALSTAR    K & F     GLOBALSTAR    K & F       SS/L
                                             ----------   --------   ----------   --------   --------
    Sales..................................   $     --    $146,174    $     --    $142,503   $613,832
    Operating income (loss)................    (39,363)     30,225     (29,396)     29,244     31,897
    Net income (loss)......................    (32,254)     11,349     (24,795)        578     18,490
    Net loss applicable to ordinary
      partnership interests................    (42,855)                (35,390)

4)  CONTRACTS IN PROCESS (IN THOUSANDS)

                                                                                    JUNE 30,
                                                                                      1997
                                                                                    --------
    U.S Government contracts:
      Amounts billed............................................................    $  3,355
      Unbilled contract receivables.............................................      12,431
                                                                                    --------
                                                                                      15,786
                                                                                    --------
    Commercial contracts:
      Amounts billed............................................................     277,007
      Unbilled contract receivables.............................................      83,689
                                                                                    --------
                                                                                     360,696
                                                                                    --------
                                                                                    $376,482
                                                                                    ========

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

5)  SHAREHOLDERS' EQUITY

          On April 30, 1997, the Company's shareholders approved the creation of 20 million shares of Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock"). On June 5, 1997, the Company's outstanding 6% Convertible Preferred Equivalent Obligations ("CPEOs") were exchanged into Series C Preferred Stock. The exchange resulted in the reclassification of the outstanding amount of the CPEOs into shareholders' equity. The Series C Preferred Stock may be redeemed at maturity for Loral common stock at the option of the Company.

                       LORAL SPACE & COMMUNICATIONS LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions.

RESULTS OF OPERATIONS

     In February 1997, Loral agreed to acquire the 49% of the common stock of Space Systems/Loral, Inc. ("SS/L") held by four international aerospace and communications companies (the "Alliance Partners") for $374 million. In March 1997, Loral acquired 24.5% of SS/L's common stock held by two of the Alliance Partners for $93.5 million in cash and $93.5 million of Loral's 6% Convertible Preferred Equivalent Obligations due 2006 ("CPEOs"). In June 1997, Loral acquired the remaining 24.5% of SS/L's common stock for $187 million in the form of 8,042,922 shares of Loral common stock and 1,063,663 shares of Loral Series C Preferred Stock. At June 30, 1997, Loral owned 100% of SS/L's common stock.

     On March 14, 1997, Loral acquired Skynet Satellite Services ("Skynet") from AT&T for $478 million in cash, subject to adjustment based on final net asset values. Skynet is a leading U.S. satellite communications service provider that owns and operates the Telstar satellite network. The Company intends to refinance a significant portion of the Skynet purchase price with debt.

     In the second quarter of 1997, Loral acquired 2,208,372 Globalstar ordinary partnership interests from other Globalstar partners for $97.5 million in cash and 1,255,684 shares of Loral common stock. At June 30, 1997, Loral had a 39.0% interest in Globalstar's ordinary partnership interests.

     The acquisition of Skynet and the SS/L common stock have been accounted for as purchases. Loral's condensed consolidated financial statements for the three and six months ended June 30, 1997, reflect the results of operations of SS/L from January 1, 1997, the elimination of the minority interest of the SS/L equity not owned by Loral during the periods and the results of operations of Skynet from March 14, 1997. Prior to January 1, 1997, SS/L was accounted for using the equity method of accounting.

     Net income (loss) applicable to common stockholders for the quarter ended June 30, 1997 was $(13.2) million compared to $3.0 million for the quarter ended September 30, 1996. The change is primarily due to development costs related to new satellite-based services of $8.9 million, an increase in allocated Globalstar losses of $3.1 million, a decrease in interest income of $4.3 million and preferred dividends of $2.9 million, offset by the increased share of SS/L's profits.

     In order to provide additional understanding of the Company, the results of operations discusses the pro forma results of operations for the three and six months ended June 30, 1997 compared with the pro forma results of operations for the three and six months ended September 30, 1996 assuming Skynet and the 49% equity interest in SS/L were acquired on April 1, 1996. (See Notes 1, 2 and 3) Pro forma sales for the quarter ended June 30, 1997 were $291.1 million compared to $328.3 million for the quarter ended September 30, 1996. Sales for SS/L, before intercompany eliminations, increased $52.2 million reflecting increased satellite sales on the Telstar, ChinaSat and Globalstar programs, offset by reductions due to the completion of certain programs. Intercompany eliminations increased $75.1 million for the quarter ended June 30, 1997 compared to the quarter ended September 30, 1996. Skynet's sales decreased $14.3 million reflecting the loss of the Telstar 401 satellite in January 1997.

                       LORAL SPACE & COMMUNICATIONS LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     Pro forma operating income (loss) was $(2.9) million for the quarter ended June 30, 1997 compared to $23.8 million for the quarter ended September 30, 1996. This decrease is primarily attributed to the impact of the loss of Telstar 401 and development costs related to new satellite-based services of $8.9 million.

     Pro forma interest income (expense) for the quarter ended June 30, 1997 was $4.6 million compared to $(1.7) million for the quarter ended September 30, 1996, due to the difference in the assumed purchase price in each period related to the value of the Telstar 401 satellite, offset by increased amounts of capitalized interest in the quarter ended June 30, 1997 due to the higher level of Skynet satellites under construction.

     The Company is organized in Bermuda and, accordingly, foreign source income and expenses are not subject to, or deductible for, U.S. Federal taxation. The Company's provision for income taxes will vary depending on the proportion of such foreign source income and expenses. The pro forma tax provision for the quarter ended June 30, 1997 decreased to $3.6 million as compared to $10.4 million for the quarter ended September 30, 1996 primarily due to the extent of the Company's foreign source income and expenses.

     The pro forma net income (loss) applicable to common stockholders for the quarter ended June 30, 1997 was $(12.9) million compared to $6.4 million for the quarter ended September 30, 1996. Pro forma earnings per share are $(.05) for the quarter ended June 30, 1997 and $.03 for the quarter ended September 30, 1996, based on 245.1 million and 245.0 million weighted average common shares outstanding for the three months ended June 30, 1997 and September 30, 1996, respectively.

     Pro forma sales for the six months ended June 30, 1997 were $624.6 million compared to $639.3 million for the six months ended September 30, 1996. Sales for SS/L, before intercompany eliminations, increased $82.9 million reflecting increased satellite sales on the Telstar, Tempo, M2A, ChinaSat and Globalstar programs, offset by reductions due to the completion of certain programs. Intercompany sales increased $76.3 million. Skynet's sales decreased $21.3 million reflecting the loss of the Telstar 401 satellite in January 1997.

     Pro forma operating income was $6.7 million for the six months ended June 30, 1997 compared to $41.6 million for the six months ended September 30, 1996. This decrease is primarily attributed to the impact of the loss of Telstar 401 and $11.5 million of development costs related to new satellite-based services.

     Pro forma interest income (expense) for the six months ended June 30, 1997 was $6.8 million compared to $(5.9) million for the six months ended September 30, 1996, due to the difference in the assumed purchase price in each period related to the value of the Telstar 401 satellite, offset by increased amounts of capitalized interest for the six months ended June 30, 1997 due to the higher level of Skynet satellites under construction.

     The pro forma tax provision for the six months ended June 30, 1997 decreased to $11.0 million as compared to $16.3 million for the six months ended September 30, 1996 primarily due to the extent of the Company's foreign source income and expenses.

     The pro forma net income (loss) applicable to common stockholders for the six months ended June 30, 1997 was $(15.7) million compared to $7.2 million for the six months ended September 30, 1996. Pro forma earnings per share are $(.06) for the six months ended June 30, 1997 and $.03 for the six months ended September 30, 1996, based on 245.1 million and 239.0 million weighted average common shares outstanding for the six months ended June 30, 1997 and September 30, 1996, respectively.

SUMMARY RESULTS OF OPERATIONS OF AFFILIATES

GLOBALSTAR

     Globalstar is a development stage partnership and has not commenced commercial service operations. The net loss applicable to ordinary partnership interests for the six months ended June 30, 1997 was $42.9 million as compared to $35.4 million for the six months ended September 30, 1996. The increase in the

                       LORAL SPACE & COMMUNICATIONS LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

net loss is a result of increased marketing, general and administrative expenses of $3.2 million and an increase in development costs of $6.8 million offset by an increase in interest income of $2.5 million. Globalstar is expending significant funds for the construction, testing and deployment of the Globalstar System and expects such losses to continue through commencement of revenue generating service operations.

     Interest income increased as a result of higher average cash balances outstanding.

     Development costs increased primarily as a result of increased activity in the development of Globalstar's user terminals.

LIQUIDITY AND CAPITAL RESOURCES

     Loral intends to capitalize on its innovative capabilities, market position and advanced technologies to offer value-added satellite-based services as part of the evolving worldwide communications networks and, where appropriate, to form strategic alliances with major telecommunications service providers and equipment manufacturers to enhance and expand its satellite communications service opportunities. In order to pursue such opportunities, Loral may seek funds from strategic partners and other investors or through incurrence of debt or the issuance of additional equity.

     At June 30, 1997, Loral had $318.9 million of cash and cash equivalents. Loral intends to utilize its existing capital base and access to the capital markets to construct additional Skynet satellites, make additional investments in Globalstar and Globalstar service provider opportunities and invest in additional satellite communications service opportunities. In connection with the Merger between Old Loral and Lockheed Martin, Lockheed Martin assumed approximately $206 million of the guarantee under the Globalstar Credit Agreement. The balance of $44 million of the guarantee was assumed by various Globalstar partners, including $11.7 million by SS/L. Loral has agreed to indemnify Lockheed Martin for its liability, if any, in excess of $150 million under its guarantee of the Globalstar Credit Agreement. Globalstar is currently financed without recourse to Loral other than the indemnification described above.

     Skynet currently has two high-powered satellites operating in orbit. SS/L is constructing two satellites and has commenced the process of designing and obtaining long-lead components and subassemblies for two additional satellites for Skynet. Although short-term borrowings may be required depending on the timing of cash receipts and expenditures, Loral believes that available cash and internal cash flows should be adequate to fund substantially all the capital expenditures for these satellites. Loral intends to expand Skynet's business to become a worldwide satellite service provider through the construction of additional satellites. Loral anticipates that a portion of the funds required for construction of these additional satellites will be provided through additional borrowings.

     Globalstar's current budget for the design, construction and deployment of the Globalstar System, including working capital, cash interest on anticipated borrowings and operating expenses is approximately $2.5 billion. Globalstar has recently added enhanced capabilities and additional test requirements and has experienced cost growth in the development of the ground system, the final cost impact of which is under assessment. Globalstar, however, does not expect such cost growth to increase the funding requirements for the project by more than five percent. Globalstar has raised or received commitments for approximately $2.3 billion in equity, debt and vendor financing.

     Globalstar has also agreed to purchase from SS/L eight additional spare satellites at a cost estimated at $175 million. Further, in order to accelerate the deployment of gateways around the world, Globalstar has agreed to finance approximately $80 million of the cost of up to 32 of the 35 gateways ordered by Globalstar service providers. Globalstar expects to recover its investment in this gateway financing program from the resale of the gateways to service providers.

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

     Cash Used and Provided. Cash used in operating activities for the six months ended June 30, 1997 was $115.7 million, primarily due to an increase in satellite contracts in process and inventories of $61.8 million and a decrease in customer advances of $74.1 million due to the progress on commercial satellite contracts, offset by funds generated by earnings before depreciation, taxes, minority interest and equity in net loss of affiliates of $46.7 million. Cash used in operating activities for the six months ended September 30, 1996, was $7.9 million, primarily due to increases in other current assets, offset by funds generated from earnings before depreciation, taxes and equity in net loss of affiliates of $11.0 million.

     Cash used in investing activities for the six months ended June 30, 1997 was $823.5 million, primarily due to the purchase of Skynet and the SS/L equity interest (see Note 3); the purchase of additional equity interests in Globalstar (see Note 3); and capital expenditures of $129.5 million primarily for the construction of the Telstar satellites by SS/L for Skynet. Cash used in investing activities for the six months ended September 30, 1996 was $2.1 million due primarily to the purchase of $2.5 million principal amount of GTL Convertible Preferred Equivalent Obligations in April 1996 and the purchase of SS/L equity interests, offset by the sale of certain fixed assets.

     Net cash provided by financing activities for the six months ended June 30, 1997 and September 30, 1996 was $77.3 million and $602.7 million, respectively, primarily as a result of borrowings by SS/L under existing credit facilities in 1997 and the proceeds from the Distribution and advances from Loral Corporation offset by cash paid for transaction expenses related to the Distribution in 1996.

FINANCIAL ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), which is required to be adopted for fiscal periods ending after December 15, 1997. SFAS 128 establishes the accounting standards for computing and presenting earnings per share. The Company believes that the adoption of SFAS 128 will not have a material effect on the reported earnings per share of the Company.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this report:

  Exhibit 11.1   --      Computation of Earnings per Share for the Three Months
                         Ended June 30, 1997 and September 30, 1996.

  Exhibit 11.2   --      Computation of Earnings per Share for the Six Months
                         Ended June 30, 1997 and September 30, 1996.

  Exhibit 12     --      Computation of Ratio of Earnings to Fixed Charges

  Exhibit 27     --      Financial Data Schedule

     (b) Reports on Form 8-K

DATE OF REPORT                                DESCRIPTION
---------------    ------------------------------------------------------------------
May 28, 1997       Amendment No. 1 to Form 8-K dated March 14, 1997 to add Item 7 --
                   Financial Statements and Pro Forma Financial Information.
June 23, 1997      Item 2 -- Loral acquired 24.5% minority interest in Space
                   Systems/Loral.
                   Item 5 -- Loral acquired 2,208,372 Globalstar ordinary partnership interests.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LORAL SPACE & COMMUNICATIONS LTD.
                                          --------------------------------------

                                                        Registrant
Date:  August 13, 1997
                                                    MICHAEL P. DEBLASIO
                                          --------------------------------------
                                             Senior Vice President -- Finance
                                              (Principal Financial Officer)
                                                           and
                                             Registrant's Authorized Officer

                                EXHIBIT INDEX
                                -------------


EXHIBIT NO.              DESCRIPTION
-----------              -----------

  Exhibit 11.1   --      Computation of Earnings per Share for the Three Months
                         Ended June 30, 1997 and September 30, 1996.

  Exhibit 11.2   --      Computation of Earnings per Share for the Six Months
                         Ended June 30, 1997 and September 30, 1996.

  Exhibit 12     --      Computation of Ratio of Earnings to Fixed Charges

  Exhibit 27     --      Financial Data Schedule