Form 10-Q
period 1997-09-30
LORAL SPACE & COMMUNICATIONS LTD
filed 1997-11-14
CIK 1006269

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

     As of October 31, 1997, there were 200,772,961 shares of Loral Space & Communications Ltd. common stock outstanding.

================================================================================

                         PART 1. FINANCIAL INFORMATION

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                               -----------------------------    -----------------------------
                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                   1997         DECEMBER 31,        1997         DECEMBER 31,
                                               -------------        1996        -------------        1996
                                                                ------------                     ------------
                                                                  (NOTE 1)                         (NOTE 1)
Revenues....................................     $ 371,118                       $ 1,002,619
Management fee from affiliate...............                      $  1,713                         $  5,088
Costs and expenses..........................       368,797           6,214           993,466         17,289
                                                  --------        --------        ----------       --------
Operating income (loss).....................         2,321          (4,501)            9,153        (12,201)
Interest income, net........................         7,342          10,579            23,106         28,699
                                                  --------        --------        ----------       --------
Income before income taxes, minority
  interest and equity in net loss of
  affiliates................................         9,663           6,078            32,259         16,498
Income taxes................................         4,607           1,271            17,582          2,912
                                                  --------        --------        ----------       --------
Income (loss) before minority interest and
  equity in net loss of affiliates..........         5,056           4,807            14,677         13,586
Minority interest...........................            35                            (5,021)
Equity in net loss of affiliates............        (9,053)           (184)          (24,320)        (4,709)
                                                  --------        --------        ----------       --------
Net income (loss)...........................        (3,962)          4,623           (14,664)         8,877
Preferred dividends.........................       (11,633)             --           (14,580)            --
                                                  --------        --------        ----------       --------
Net income (loss) applicable to common
  stockholders..............................     $ (15,595)       $  4,623       $   (29,244)      $  8,877
                                                  ========        ========        ==========       ========
Shares used in per share calculations.......       246,444         236,989           240,539        229,396
                                                  ========        ========        ==========       ========
Earnings (loss) per share...................     $   (0.06)       $   0.02       $     (0.12)      $   0.04
                                                  ========        ========        ==========       ========

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                        DECEMBER 31,
                                                                                            1996
                                                                       SEPTEMBER 30,    ------------
                                                                           1997            (Note)
                                                                       -------------
                                                                        (Unaudited)
                                               ASSETS
Current assets:
     Cash and cash equivalents......................................    $   193,164      $1,180,752
     Contracts in process...........................................        459,916
     Inventories....................................................         94,074
     Other assets...................................................        186,087          29,555
                                                                         ----------      ----------
Total current assets................................................        933,241       1,210,307
Property, plant and equipment, net..................................        768,277          17,939
Cost in excess of net assets acquired, less amortization............        436,632
Long-term receivables...............................................        104,574
Investments in affiliates...........................................        358,926         443,057
Other assets........................................................        147,004          28,023
                                                                         ----------      ----------
                                                                        $ 2,748,654      $1,699,326
                                                                         ==========      ==========
                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt..............................    $     2,146
     Accounts payable...............................................        227,998      $   10,708
     Accrued employment costs.......................................         33,856
     Customer advances..............................................         75,981
     Accrued interest and preferred dividends.......................         11,005           6,000
     Other current liabilities......................................         20,053
     Income taxes payable...........................................          5,452           2,311
     Deferred income taxes..........................................         64,805             112
                                                                         ----------      ----------
Total current liabilities...........................................        441,296          19,131
Deferred income taxes...............................................         45,108           4,611
Pension and other postretirement liabilities........................         57,088          19,723
Long-term liabilities...............................................         38,238           2,500
Long-term debt......................................................        229,323
Minority interest...................................................         11,136
Convertible preferred equivalent obligations ($600,000 principal
  amount at December 31, 1996)......................................                        583,292
Commitments and contingencies (Note 6)
Shareholders' equity:
     Series A convertible preferred stock, par value $.01...........            459             459
     Series C convertible redeemable preferred stock ($747,260
      principal amount at September 30, 1997).......................        731,195
     Common stock, par value $.01...................................          2,007           1,911
     Paid-in capital................................................      1,214,850       1,058,822
     Treasury stock.................................................         (1,680)
     Retained earnings (deficit)....................................        (20,366)          8,877
                                                                         ----------      ----------
Total shareholders' equity..........................................      1,926,465       1,070,069
                                                                         ----------      ----------
                                                                        $ 2,748,654      $1,699,326
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

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                             NINE MONTHS ENDED
                                                                       -----------------------------
                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                           1997             1996
                                                                       -------------    ------------
Operating activities:
  Net income (loss).................................................    $   (14,664)     $    8,877
  Equity in net loss of affiliates..................................         24,320           4,709
  Minority interest.................................................          5,021
  Deferred taxes....................................................         13,922            (926)
  Depreciation and amortization.....................................         42,691           1,051
  Contracts in process and inventories..............................       (140,325)
  Customer advances.................................................        (50,084)
  Other changes in working capital..................................       (100,813)        (16,714)
                                                                         ----------      ----------
Cash used in operating activities...................................       (219,932)         (3,003)
                                                                         ----------      ----------
Investing activities:
  Acquisition of businesses, net of cash acquired...................       (561,639)
  Proceeds from the sale of property, plant and equipment...........                          5,003
  Investment in affiliates..........................................       (132,273)         (6,425)
  Other investments.................................................        (26,489)
  Capital expenditures, net.........................................       (140,276)           (540)
                                                                         ----------      ----------
Cash used in investing activities...................................       (860,677)         (1,962)
                                                                         ----------      ----------
Financing activities:
  Borrowings under revolving credit facility, net...................        103,883
  Proceeds from convertible preferred equivalent obligations........                        583,292
  Proceeds from exercise of stock options...........................          3,718
  Preferred dividends...............................................        (14,580)
  Proceeds from the Distribution....................................                        612,274
  Transaction expenses related to the Distribution..................                        (12,286)
  Advances from Loral Corporation prior to the Distribution.........                          2,425
                                                                         ----------      ----------
Cash provided by financing activities...............................         93,021       1,185,705
                                                                         ----------      ----------
(Decrease) increase in cash and cash equivalents....................       (987,588)      1,180,740
Cash and cash equivalents -- beginning of period....................      1,180,752              12
                                                                         ----------      ----------
Cash and cash equivalents -- end of period..........................    $   193,164      $1,180,752
                                                                         ==========      ==========
Non-cash investing activities:
  Issuance of Series C Preferred Stock to acquire equity interest in
     SS/L...........................................................    $   147,260
                                                                         ==========
  Issuance of Loral Common Stock to acquire equity interest in
     SS/L...........................................................    $   133,240      $  100,313
                                                                         ==========      ==========
  Issuance of Loral Common Stock to acquire equity interest in
     Globalstar.....................................................    $    17,487
                                                                         ==========
  Assets transferred from Loral Corporation at the Distribution.....                     $   31,383
                                                                                         ==========
  Liabilities assumed from Loral Corporation at the Distribution....                     $   27,313
                                                                                         ==========
  Transfer of GTL common stock to acquire equity interest in SS/L...                     $    5,158
                                                                                         ==========
Supplemental Information:
  Interest paid.....................................................    $    32,836
                                                                         ==========
  Taxes paid........................................................    $     2,726      $    1,528
                                                                         ==========      ==========

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)  FORMATION OF LORAL SPACE & COMMUNICATIONS

          Loral Space & Communications Ltd. (the "Company" or "Loral") was formed to effectuate the distribution of Loral Corporation's ("Old Loral") space and telecommunications businesses (the "Distribution") to shareholders of Old Loral and holders of options to purchase Old Loral common stock pursuant to a merger agreement (the "Merger") dated January 7, 1996 between Loral and Lockheed Martin Corporation ("Lockheed Martin"). The Distribution of approximately 183.6 million shares of Loral common stock was made on April 23, 1996. Old Loral's fiscal year end was March 31. Loral adopted a December 31 year end and its first fiscal quarter ended on June 30, 1996. Accordingly, the comparative quarter for the quarter ended September 30, 1997 is the quarter ended December 31, 1996 and the comparative period for the nine months ended September 30, 1997 is the nine months ended December 31, 1996.

2)  BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared by Loral pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year. As described in
     Note 3, Loral increased its ownership of Space Systems/Loral, Inc. ("SS/L") in the first quarter of 1997. Accordingly, Loral discontinued the equity method of accounting and began consolidating the results of SS/L as of January 1, 1997, with a reduction for SS/L's earnings attributable to its other shareholders. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Loral and SS/L included in Loral's latest Form 10-K.

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

3)  ACQUISITIONS AND INVESTMENT IN AFFILIATES

     ACQUISITIONS

          In February 1997, Loral agreed to acquire the 49% of the common stock of SS/L held by four international aerospace and communications companies (the "Alliance Partners") for $374 million. In March 1997, Loral acquired 24.5% of SS/L's common stock held by two of the Alliance Partners for $93.5 million in cash and $93.5 million of Loral's 6% Convertible Preferred Equivalent Obligations due 2006 ("CPEOs"). In June 1997, the Company acquired the remaining 24.5% of SS/L's common stock for $187 million in the form of 8,042,922 shares of Loral common stock and 1,063,663 shares of Loral Series C Preferred Stock. Since June 1997, Loral owned 100% of SS/L's common stock.

          On March 14, 1997, Loral acquired Skynet from AT&T for $478 million in cash, subject to adjustment based on final net asset values. Skynet is a leading U.S. satellite communications service provider that owns and operates the Telstar satellite network. The Company intends to refinance a significant portion of the Skynet purchase price with debt. The assets and liabilities recorded in

                       LORAL SPACE & COMMUNICATIONS LTD.

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

          Had the acquisition of Skynet and the purchase of the 49% equity interest in SS/L held by the Alliance Partners occurred on April 1, 1996, the unaudited pro forma sales, operating income, net income (loss) applicable to common stockholders and related earnings per share data for the nine months ended September 30, 1997 and December 31, 1996 would have been: $995.7 million and $1.0 billion; $9.1 million and $50.5 million; $(31.3) million and $3.1 million; and $(0.13) and $0.01, respectively. These results, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisitions been consummated on April 1, 1996.

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

          In March 1997, Loral exercised warrants to purchase 2,275,044 shares of common stock of GTL (as adjusted for two-for-one stock split) for $30.1 million and, in April 1997, Loral exercised its right as a shareholder in GTL to purchase an additional 350,348 shares of GTL common stock for $13.25 per share (as adjusted for two-for-one stock split). GTL used the proceeds from the exercise of the warrants and the rights, to purchase additional Globalstar ordinary partnership interests. In the second quarter, Loral acquired 2,208,372 Globalstar ordinary partnership interests from other Globalstar partners for $97.5 million in cash and 1,255,684 shares of Loral common stock.

          At September 30, 1997, Loral had an effective ownership of 20,422,212 ordinary partnership interests of the total 52,317,876 Globalstar ordinary partnership interests outstanding (39.0%). At September 30, 1997, Loral's investment in Globalstar includes $20.5 million of capitalized costs, primarily interest.

          Investments in affiliates is summarized as follows (in thousands):

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1997              1996
                                                                     -------------     ------------
    SS/L...........................................................    $      --         $267,418
    Globalstar.....................................................      358,926          175,639
    K & F..........................................................       27,004           23,568
    Deferred K & F Gain............................................      (27,004)         (23,568)
                                                                        --------         --------
                                                                       $ 358,926         $443,057
                                                                        ========         ========

                       LORAL SPACE & COMMUNICATIONS LTD.

     Equity in net income (loss) of affiliates consists of (in thousands):

                                                                           NINE MONTHS ENDED
                                                                     ------------------------------
                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1997              1996
                                                                     -------------     ------------
    SS/L...........................................................    $      --         $ 13,396
    Globalstar.....................................................      (24,320)         (18,105)
                                                                        --------         --------
                                                                       $ (24,320)        $ (4,709)
                                                                        ========         ========

          The following table represents the summary of results of operations of Loral's affiliates for the nine months ended September 30, 1997 and December 31, 1996 (in thousands):

                                              SEPTEMBER 30, 1997             DECEMBER 31, 1996
                                             ---------------------   ----------------------------------
                                             GLOBALSTAR    K & F     GLOBALSTAR    K & F        SS/L
                                             ----------   --------   ----------   --------   ----------
    Sales..................................   $      --   $224,296    $      --   $212,703   $1,017,653
    Operating income (loss)................     (65,613)    48,628      (45,624)    42,160       54,011
    Net income (loss)......................     (51,814)    18,370      (40,694)     5,902       31,025
    Net loss applicable to ordinary
      partnership interests................     (67,715)                (56,593)

4)  CONTRACTS IN PROCESS (IN THOUSANDS)

                                                                                  SEPTEMBER 30,
                                                                                      1997
                                                                                  -------------
    U.S Government contracts:
      Amounts billed..........................................................      $   4,295
      Unbilled contract receivables...........................................         16,531
                                                                                     --------
                                                                                       20,826
                                                                                     --------
    Commercial contracts:
      Amounts billed..........................................................        221,514
      Unbilled contract receivables...........................................        217,576
                                                                                     --------
                                                                                      439,090
                                                                                     --------
                                                                                    $ 459,916
                                                                                     ========

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

                       LORAL SPACE & COMMUNICATIONS LTD.

6)  CONTINGENCIES

          Two in-orbit satellites built by SS/L have experienced some solar array circuit failures. One of the customers has asserted that, in light of the failures and uncertainty as to future failure, it has not accepted the satellite. The Company believes that the customer was contractually required to accept the satellite at completion of in-orbit testing and that risk of loss has passed to the customer. In addition, due to a delay caused by the replacement on a satellite under construction of solar arrays similar to those that have experienced failures, another customer has requested that SS/L structure an arrangement whereby the satellite would be sold to another customer. Management believes that these matters will not have a material adverse effect on the financial position or results of operations of the Company.

7)  SUBSEQUENT EVENTS

          In October 1997, Loral sold its 22.5% interest in K&F for approximately $80 million in cash.

          On October 7, 1997, Loral agreed to acquire 100% of Orion Network Systems, Inc. ("Orion") for Loral common stock. Based on Orion's fully diluted shares of approximately 28 million shares, the value of the transaction is approximately $490 million. The transaction is expected to close in the first quarter of 1998 and is subject to regulatory and Orion shareholder approvals. At the close, each share of Orion stock will be converted into $17.50 worth of Loral common stock assuming the "determination price", as defined, of Loral common stock is between $16.405 and $24.458. If the determination price is at or outside either end of this range, each Orion share will be converted into a fixed number of Loral shares obtained by dividing $17.50 by the high or low end of the range, as appropriate. In no case will the exchange ratio be fewer than 0.71553 shares or more than 1.07329 shares of Loral stock for each share of Orion. Orion owns and operates one satellite and has two additional satellites under construction. The cost of the two additional satellites under construction is fully funded.

          On October 24, 1997, a joint venture between Loral and Telefonica Autrey was selected as the winner of the auction to acquire a 75% interest in Satelites Mexicanos ("SatMex"), with a bid of $688 million. SatMex has three operating satellites and one satellite under construction to replace one of the operating satellites nearing end-of-life. The joint venture will receive concessions to use the three orbital slots for 20 years with an automatic renewal for an additional 20 years. The auction process stipulated that the Mexican government retain no less than a 25% non-voting interest in SatMex and that there be Mexican ownership of 51% of the voting stock, to be exercised by Telefonica Autrey. The economic ownership of SatMex will be 49% for Loral, 26% for Telefonica Autrey and 25% for the Mexican government. Loral, through its Loral Skynet subsidiary, will provide overall guidance for the day-to-day operations and management of SatMex. The joint venture intends to finance the purchase through approximately $150 million in cash and non-recourse bank and high-yield financing.

          On November 11, 1997, Globalstar announced that it has rescheduled the launch of its first four satellites to the first week of February 1998. The eight-week postponement was adopted to allow for further testing and rehearsals of the tracking, telemetry and control (TT&C) ground equipment that will monitor the launch and deployment of the Globalstar satellites. The postponement was adopted in order to assure an adequate period of time to complete testing of Globalstar's TT&C function prior to the initial launch and was not related to any segment performance issue. All other elements of the project including system design, satellite and CDMA technology, gateway design and handset production remain on schedule and meet or exceed critical performance criteria.

          Globalstar now expects to begin commercial service no later than in the first quarter of 1999 following the launch of 44 satellites during 1998. The remaining 12 satellites will be launched in early 1999 as scheduled.

                       LORAL SPACE & COMMUNICATIONS LTD.

          On November 14, 1997, the Company, through its wholly owned subsidiary Loral SpaceCom Corporation, entered into a $850 million credit facility with a group of banks. The facility consists of a $500 million revolving credit facility, a $275 million term loan and a $75 million letter of credit facility. The facility replaces SS/L's existing credit facility. The facility is secured by the stock of Loral SpaceCom Corporation and SS/L and contains various convents including an interest coverage ratio and debt to capitalization ratios.

                       LORAL SPACE & COMMUNICATIONS LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions. See the section of Loral's annual report on Form 10-K for the fiscal period ended December 31, 1996, entitled "Certain Factors That May Affect Future Results." In addition, with respect to Loral's interest in Globalstar and GTL, see GTL's annual report on Form 10-K for the fiscal year ended December 31, 1996 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results" and the section of Globalstar's prospectus dated July 16, 1997, entitled "Risk Factors."

RESULTS OF OPERATIONS

     In February 1997, Loral agreed to acquire the 49% of the common stock of Space Systems/Loral, Inc. ("SS/L") held by four international aerospace and communications companies (the "Alliance Partners") for $374 million. In March 1997, Loral acquired 24.5% of SS/L's common stock held by two of the Alliance Partners for $93.5 million in cash and $93.5 million of Loral's 6% Convertible Preferred Equivalent Obligations due 2006 ("CPEOs"). In June 1997, Loral acquired the remaining 24.5% of SS/L's common stock for $187 million in the form of 8,042,922 shares of Loral common stock and 1,063,663 shares of Loral Series C Preferred Stock. Since June 1997, Loral owned 100% of SS/L's common stock.

     On March 14, 1997, Loral acquired Skynet Satellite Services ("Skynet") from AT&T for $478 million in cash, subject to adjustment based on final net asset values. Skynet is a leading U.S. satellite communications service provider that owns and operates the Telstar satellite network.

     In the second quarter of 1997, Loral acquired 2,208,372 Globalstar ordinary partnership interests from other Globalstar partners for $97.5 million in cash and 1,255,684 shares of Loral common stock. At September 30, 1997, Loral had a 39.0% interest in Globalstar's ordinary partnership interests.

     The acquisition of Skynet and the SS/L common stock have been accounted for as purchases. Loral's condensed consolidated financial statements for the three and nine months ended September 30, 1997, reflect the results of operations of SS/L from January 1, 1997, the elimination of the minority interest of the SS/L equity not owned by Loral during the periods and the results of operations of Skynet from March 14, 1997. Prior to January 1, 1997, SS/L was accounted for using the equity method of accounting.

     Net income (loss) applicable to common stockholders for the quarter ended September 30, 1997 was $(15.6) million compared to $4.6 million for the quarter ended December 31, 1996. The change is primarily due to development costs related to new satellite-based services of $8.7 million, an increase in allocated Globalstar losses of $2.3 million, a decrease in interest income, net of $3.2 million and preferred dividends of $11.6 million, offset by the increased share of SS/L's profits.

     In order to provide additional understanding of the Company, the results of operations discusses the pro forma results of operations for the three and nine months ended September 30, 1997 compared with the pro forma results of operations for the three and nine months ended December 31, 1996 assuming Skynet and the 49% equity interest in SS/L were acquired on April 1, 1996. (See Notes 1, 2 and 3) Pro forma sales for the quarter ended September 30, 1997 were $371.1 million compared to $366.3 million for the quarter ended December 31, 1996. Sales for SS/L, before intercompany eliminations and Skynet did not vary significantly from period to period. Intercompany eliminations decreased $4.8 million for the quarter ended September 30,

                       LORAL SPACE & COMMUNICATIONS LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

1997 compared to the quarter ended December 31, 1996. Skynet's sales reflect the loss of the Telstar 401 satellite in January 1997 offset by revenue from Telstar 5 which began commercial service in July 1997.

     Pro forma operating income was $2.4 million for the quarter ended September 30, 1997 compared to $8.8 million for the quarter ended December 31, 1996. This decrease is primarily attributed to the development costs related to new satellite-based services of $8.7 million and the impact of the loss of Telstar 401 offset by revenue from Telstar 5.

     Pro forma interest income (expense) for the quarter ended September 30, 1997 was $7.3 million compared to $(1.4) million for the quarter ended December 31, 1996, due to the difference in the assumed purchase price in each period related to the value of the Telstar 401 satellite, and increased amounts of capitalized interest in the quarter ended September 30, 1997 due to the higher level of Skynet satellites under construction.

     The Company is organized in Bermuda and, accordingly, foreign source income and expenses not effectively connected with a U.S. trade or business are not subject to, or deductible for, U.S. Federal taxation. The Company's provision for income taxes will vary depending on the proportion of such foreign source income and expenses. The pro forma tax provision for the quarter ended September 30, 1997 was $4.6 million as compared to $4.4 million for the quarter ended December 31, 1996.

     The pro forma net income (loss) applicable to common stockholders for the quarter ended September 30, 1997 was $(15.6) million compared to $(4.1) million for the quarter ended December 31, 1996. Pro forma earnings per share are $(0.06) for the quarter ended September 30, 1997 and $(0.02) for the quarter ended December 31, 1996, based on 246.4 million and 245.0 million weighted average common shares outstanding for the three months ended September 30, 1997 and December 31, 1996, respectively.

     Pro forma sales for the nine months ended September 30, 1997 were $995.7 million compared to $1.0 billion for the nine months ended December 31, 1996. Sales for SS/L, before intercompany eliminations, increased $82.4 million reflecting increased satellite sales on the Telstar, Tempo, M2A, ChinaSat and Globalstar programs, offset by reductions due to the completion of certain programs. Intercompany sales increased $70.9 million. Skynet's sales decreased $21.4 million reflecting the loss of the Telstar 401 satellite in January 1997 offset by revenue from Telstar 5 which began commercial service in July 1997.

     Pro forma operating income was $9.0 million for the nine months ended September 30, 1997 compared to $50.5 million for the nine months ended December 31, 1996. This decrease is primarily attributed to the impact of the loss of Telstar 401 and $20.2 million of development costs related to new satellite-based services.

     Pro forma interest income (expense) for the nine months ended September 30, 1997 was $14.1 million compared to $(7.3) million for the nine months ended December 31, 1996, due to the difference in the assumed purchase price in each period related to the value of the Telstar 401 satellite, and increased amounts of capitalized interest for the nine months ended September 30, 1997 due to the higher level of Skynet satellites under construction.

     The pro forma tax provision for the nine months ended September 30, 1997 decreased to $15.6 million as compared to $20.7 million for the nine months ended December 31, 1996 primarily due to the extent of the Company's foreign source income and expenses.

     The pro forma net income (loss) applicable to common stockholders for the nine months ended September 30, 1997 was $(31.3) million compared to $3.1 million for the nine months ended December 31, 1996. Pro forma earnings per share are $(0.13) for the nine months ended September 30, 1997 and $0.01 for the nine months ended December 31, 1996, based on 245.5 million and 241.0 million weighted average common shares outstanding for the nine months ended September 30, 1997 and December 31, 1996, respectively.

                       LORAL SPACE & COMMUNICATIONS LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

SUMMARY RESULTS OF OPERATIONS OF AFFILIATES

GLOBALSTAR

     Globalstar is a development stage partnership and has not commenced commercial service operations. The net loss applicable to ordinary partnership interests for the nine months ended September 30, 1997 was $67.7 million as compared to $56.6 million for the nine months ended December 31, 1996. The increase in the net loss is a result of increased marketing, general and administrative expenses of $2.9 million and an increase in development costs of $17.1 million offset by an increase in interest income of $8.9 million. Globalstar is expending significant funds for the construction, testing and deployment of the Globalstar System and expects such losses to continue through commencement of revenue generating service operations.

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

     At September 30, 1997, Loral had $193.2 million of cash and cash equivalents. Loral intends to utilize its existing capital base and access to the capital markets to construct additional Skynet satellites, make additional investments in Globalstar and Globalstar service provider opportunities and invest in additional satellite communications service opportunities. In connection with the Merger between Old Loral and Lockheed Martin, Lockheed Martin assumed approximately $206 million of the guarantee under the Globalstar Credit Agreement. The balance of $44 million of the guarantee was assumed by various Globalstar partners, including $11.7 million by SS/L. Loral has agreed to indemnify Lockheed Martin for its liability, if any, in excess of $150 million under its guarantee of the Globalstar Credit Agreement. Globalstar is currently financed without recourse to Loral other than the indemnification described above.

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

     On November 11, 1997, Globalstar announced that it has rescheduled the launch of its first four satellites to the first week of February 1998. The eight-week postponement was adopted to allow for further testing and rehearsals of the tracking, telemetry and control (TT&C) ground equipment that will monitor the launch and deployment of the Globalstar satellites. The postponement was adopted in order to assure an adequate period of time to complete testing of Globalstar's TT&C function prior to the initial launch and was not related to any segment performance issue. All other elements of the project including system design, satellite and CDMA

                       LORAL SPACE & COMMUNICATIONS LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

technology, gateway design and handset production remain on schedule and meet or exceed critical performance criteria.

     Globalstar now expects to begin commercial service no later than in the first quarter of 1999 following the launch of 44 satellites during 1998. The remaining 12 satellites will be launched in early 1999 as scheduled.

     Globalstar's current budgeted expenditures for the design, construction and deployment of the Globalstar System, including working capital, cash interest on anticipated borrowings and operating expenses, after giving effect to the rescheduled launch is approximately $2.7 billion. As of October 31, 1997, Globalstar had raised or received commitments for approximately $2.6 billion.

     In addition, Globalstar has agreed to purchase from SS/L eight additional space satellites at a cost estimated at $175 million. Further, in order to accelerate the deployment of gateways around the world Globalstar has agreed to finance approximately $80 million of the cost of up to 32 of the 38 initial gateways ordered by Globalstar service providers. Globalstar expects to recover its investment in this gateway financing program from the resale of the gateways to service providers.

     SS/L is the prime contractor for the design and construction of Globalstar's satellites. In connection therewith, SS/L and its subcontractors have committed $310 million of vendor financing to Globalstar, of which $121 million of such vendor financing is effectively borne by the subcontractors.

     Subsequent Events. In October 1997, Loral received approximately $80 million in cash from the sale of its 22.5% interest in K&F.

     On October 7, 1997, Loral agreed to acquire 100% of Orion Network Systems, Inc. ("Orion") for Loral common stock. Based on Orion's fully diluted shares of approximately 28 million shares, the value of the transaction is approximately $490 million. The transaction is expected to close in the first quarter of 1998 and is subject to regulatory and Orion shareholder approvals. Orion owns and operates one satellite and has two additional satellites under construction. The cost of the two additional satellites under construction is fully funded. At September 30, 1997, Orion had unrestricted cash and cash equivalents of $82.8 million, restricted cash to be used for the satellites under construction and interest payments of $359.8 million and long-term debt of $790.6 million. Orion's existing outstanding debt will be non-recourse to Loral.

     On October 24, 1997, a joint venture between Loral and Telefonica Autrey was selected as the winner of the auction to acquire a 75% interest in Satelites Mexicanos ("SatMex") with a bid of $688 million. The joint venture intends to finance the purchase through approximately $150 million in cash and non-recourse bank and high-yield financing.

     On November 14, 1997, the Company, through its wholly owned subsidiary Loral SpaceCom Corporation, entered into a $850 million credit facility with a group of banks. The facility consists of a $500 million revolving credit facility, a $275 million term loan and a $75 million letter of credit facility. The facility replaces SS/L's existing credit facility. The facility is secured by the stock of Loral SpaceCom Corporation and SS/L and contains various convents including an interest coverage ratio and debt to capitalization ratios.

     Cash Used and Provided. Cash used in operating activities for the nine months ended September 30, 1997 was $219.9 million, primarily due to an increase in satellite contracts in process and inventories of $140.3 million, a decrease in customer advances of $50.1 million due to the progress on commercial satellite contracts and an increase in launch vehicles deposits of $89.0 million, offset by funds generated by earnings before depreciation, taxes, minority interest and equity in net loss of affiliates of $75.0 million. Cash used in operating activities for the nine months ended December 31, 1996, was $3.0 million, primarily due to increases

                       LORAL SPACE & COMMUNICATIONS LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

in other current assets, offset by funds generated from earnings before depreciation, taxes and equity in net loss of affiliates of $17.5 million.

     Cash used in investing activities for the nine months ended September 30, 1997 was $860.7 million, primarily due to the purchase of Skynet and the SS/L equity interest (see Note 3); the purchase of additional equity interests in Globalstar (see Note 3); capital expenditures of $140.3 million primarily for the construction of the Telstar satellites by SS/L for Skynet and other investments of $26.5 million. Cash used in investing activities for the nine months ended December 31, 1996 was $2.0 million due primarily to the purchase of $2.5 million principal amount of GTL Convertible Preferred Equivalent Obligations in April 1996 and the purchase of SS/L equity interests, offset by the sale of certain fixed assets.

     Net cash provided by financing activities for the nine months ended September 30, 1997 and December 31, 1996 was $93.0 million and $1.2 billion, respectively, primarily as a result of borrowings by SS/L under existing credit facilities in 1997 and the net proceeds from the Distribution and the net proceeds from the issuance of the Convertible Preferred Equivalent Obligations in 1996.

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

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this report:

  Exhibit 11.1   --      Computation of Earnings per Share for the Three Months
                         Ended September 30, 1997 and December 31, 1996.

  Exhibit 11.2   --      Computation of Earnings per Share for the Nine Months
                         Ended September 30, 1997 and December 31, 1996.

  Exhibit 12     --      Computation of Ratio of Earnings to Fixed Charges

  Exhibit 27     --      Financial Data Schedule

     (b) Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LORAL SPACE & COMMUNICATIONS LTD.
                                          --------------------------------------

                                                        Registrant
Date:  November 14, 1997
                                                    MICHAEL P. DEBLASIO
                                          --------------------------------------
                                                   Michael P. DeBlasio
                                             Senior Vice President -- Finance
                                              (Principal Financial Officer)
                                                           and
                                             Registrant's Authorized Officer

                                 EXHIBIT INDEX

   EXHIBIT NO.                                         DESCRIPTION
  -------------          ------------------------------------------------------------------------
  Exhibit 11.1   --      Computation of Earnings per Share for the Three Months Ended September
                         30, 1997 and December 31, 1996.

  Exhibit 11.2   --      Computation of Earnings per Share for the Nine Months Ended September
                         30, 1997 and December 31, 1996.

  Exhibit 12     --      Computation of Ratio of Earnings to Fixed Charges

  Exhibit 27     --      Financial Data Schedule