Form 10-K
period 1997-12-31
LORAL SPACE & COMMUNICATIONS LTD
filed 1998-03-31
CIK 1006269

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                            ------------------------

                         Commission file number 1-14180

                       LORAL SPACE & COMMUNICATIONS LTD.

                                600 Third Avenue
                            New York, New York 10016
                           Telephone: (212) 697-1105

                     Jurisdiction of incorporation: Bermuda

                     IRS identification number: 13-3867424

                            ------------------------

     Securities registered pursuant to Section 12(b) of the Act:

                                                               NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                         ON WHICH REGISTERED
                    -------------------                        ---------------------
Common Stock, $.01 par value................................  New York Stock Exchange

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

     At February 27, 1998, 201,074,069 common shares were outstanding, and the aggregate market value of such shares (based upon the closing price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $5.0 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1998 definitive proxy statement are incorporated by reference into Part III.

     The financial statements required by Rule 3.09 of Regulation S-X of the registrant's significant investee, Globalstar, L.P., are incorporated by reference herein from the Annual Report on Form 10-K filed by Globalstar Telecommunications Limited and Globalstar, L.P.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

                                  THE COMPANY

     Loral Space & Communications Ltd. and subsidiaries ("Loral" or the "Company") is one of the world's leading satellite communications companies, with substantial interests in the design, manufacture and operation of geosynchronous ("GEO") and low-earth-orbit ("LEO") satellite systems. Loral also provides a broad array of satellite-based services. Since its formation in 1996, Loral has assembled the building blocks essential to the creation of a seamless, global networking capability for the information age.

     Through a series of acquisitions commencing in August 1996 and concluding in June 1997, Loral implemented its strategic decision to increase its ownership in Space Systems/Loral, Inc. ("SS/L") to 100%. SS/L, one of the world's leading satellite manufacturers, draws on a 40-year heritage, with more than 630 years of cumulative on-orbit experience, and provides Loral with visibility into emerging and new satellite-based technologies and applications.

     In addition to SS/L's satellite manufacturing business, through a series of strategic acquisitions, Loral has established itself as one of the world's leading providers of satellite-based services. In March 1997, Loral acquired Skynet Satellite Services ("Skynet"), a leading domestic satellite service provider, from AT&T for $462.1 million in cash. Skynet owns and operates the Telstar satellite network, which provides coverage over the continental United States, Hawaii, Alaska, Puerto Rico and the U.S. Virgin Islands. With the launch of additional Telstar satellites, Skynet intends to become a worldwide satellite communications service provider.

     In December 1997, a joint venture in which Loral holds a 65% economic interest, completed the acquisition from the Mexican government of a 75% interest in Satelites Mexicanos, S.A. de C.V. ("SatMex"). SatMex, which owns and operates three geosynchronous communications satellites, is the dominant satellite communications company currently providing services in Mexico and intends to expand its services to become a leading provider of satellite services throughout Latin America.

     Most recently, on March 20, 1998, Loral acquired Orion Network Systems, Inc. ("Orion"). Orion, a rapidly growing provider of satellite-based communications services, focuses primarily on three businesses -- private communications network services, Internet services and video distribution and other satellite transmission services. Orion currently owns and operates one GEO satellite and is constructing two additional GEO satellites to be launched in the fourth quarter of 1998 and the second quarter of 1999. The footprints of these satellites will, in the aggregate, cover over 85% of the world's population.

     In addition, Loral is developing CyberStar, a proposed worldwide high-speed broadband data communications system. CyberStar plans to offer business and home users worldwide a variety of low-cost, interactive multimedia communications services via high speed digital signals. Initially, CyberStar intends to offer service in the United States using leased capacity on Skynet's Telstar 5 satellite, and plans in the future to migrate its service to a worldwide system of three GEO satellites.

     Loral manages and currently owns, directly and indirectly, approximately 40% (38% on a fully diluted basis) of Globalstar, L.P. ("Globalstar"). Globalstar will operate a worldwide, LEO satellite-based digital telecommunications system (the "Globalstar System(TM)") that is scheduled to commence service in early 1999. The Globalstar System is designed to enable local service providers to offer low-cost, high quality wireless voice telephony and data services in virtually every populated area of the world. Loral, together with partners, will act as the Globalstar service provider in Canada, Mexico and Brazil.

     In February 1998, Loral announced a strategic partnership with Alcatel Alsthom of France to jointly build and operate Europe*Star, a multiple geostationary satellite system that will provide broadcast and telecommunications services to Europe, Southeast Asia, the Middle East, South Africa and India. Europe*Star will become part of the Skynet global alliance which intends to offer an integrated, worldwide portfolio of satellite capacity, under the Skynet brand name.

     Loral is pursuing additional satellite-based communications service opportunities throughout the world. For instance, in August 1997, SS/L established a joint venture with Mabuhay Philippines Satellite Corporation to provide satellite-based services to the Philippines. Loral owns approximately 12% of CD Radio, Inc., a company that will provide digital audio radio service to automobiles by satellite.

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

     The following table presents a brief description of the orbital slots that the Company and its affiliates are authorized to use. All satellite systems are subject to international frequency coordination requirements and must obtain appropriate authority ("landing rights") to provide service in a given territory.

                                            ORBITAL            FREQUENCY/
                      SATELLITE             LOCATION          TRANSPONDERS         COVERAGE AREA
                 -------------------   ------------------   -----------------   --------------------
Loral Skynet(1)   Telstar 303(2)       120 degreesW.L.      18 C-band (36       North America
                                                            MHz)
                  Telstar 4            89 degreesW.L.       24 C-band (36       North America
                                                            MHz) 16 Ku-band
                                                            (54 MHz)
                  Telstar 5(3)         97 degreesW.L.       24 C-band (36       North America
                                                            MHz), 28 Ku-band
                                                            (24 x 27 MHz, 4 x
                                                            54 MHz)
                  Telstar 6            93 degreesW.L.       C- and Ku-band      North America
                  Telstar 7            129 degreesW.L.      C- and Ku-band      North America,
                                                                                including Alaska
                  Telstar 8            77 degreesW.L.       C- and Ku-band      North America
                  Telstar 9            69 degreesW.L.       C- and Ku-band      North America
SatMex            Morelos II           116.8 degreesW.L.    C-band (12 x 36     Mexico Domestic
                                                            MHz, 6 x 72 MHz),
                                                            Ku-band (4 x 108
                                                            MHz)
                  SatMex 5(4)          116.8 degreesW.L.    C-band (24 x 36     Americas
                                                            MHz), Ku-band (24
                                                            x 36 MHz)
                  Solidaridad 1        109.2 degreesW.L.    C-band (12 x 36     Mexico & Portions of
                                                            MHz, 6 x 72 MHz),   Latin America
                                                            Ku-band (16 x 54
                                                            MHz)
                  Solidaridad 2        113.0 degreesW.L.    C-band (12 x 36     Mexico & Portions of
                                                            MHz,6 x 72 MHz),    Latin America
                                                            Ku-band (16 x 54
                                                            MHz)
Loral Orion(5)    Orion 1              37.5 degreesW.L.     Ku-band (28 x 54    Europe, SE Canada,
                                                            MHz, 6x36 MHz)      U.S., East of the
                                                                                Rockies and parts of
                                                                                Mexico.
                  Orion 2(6)           12 degreesW.L.       Ku-band             Eastern U.S., SE
                                                                                Canada, Europe, CIS,
                                                                                Middle East, North
                                                                                Africa and Latin
                                                                                America, S. Africa
                  Orion 3              139 degreesE.L.      C- and Ku-band      China, Japan, Korea,
                                                                                India, Hawaii, SE
                                                                                Asia, Australia, New
                                                                                Zealand, Eastern
                                                                                Russia, Oceana
                                       47 degreesW.L.       Ku-band             Americas, Europe &
                                                                                Africa

                                            ORBITAL            FREQUENCY/
                      SATELLITE             LOCATION          TRANSPONDERS         COVERAGE AREA
                 -------------------   ------------------   -----------------   --------------------
                                       135 degreesW.L.(6)   Ku-band             North America,
                                                                                Hawaii, Puerto Rico,
                                                                                U.S. Virgin Islands
                                       144 degreesE.L.      C- and Ku band      China, Japan, Korea,
                                                                                India, Hawaii, SE
                                                                                Asia, Australia, New
                                                                                Zealand, Eastern
                                                                                Russia, Oceana
                                       89 degreesW.L.       Ka-band             Americas
                                       78 degreesE.L.       Ka-band             Russia, India,
                                                                                China, Europe,
                                                                                Africa, CIS,
                                                                                Australia, Asia
                                       81 degreesW.L.       Ka-band             Americas
                                       126.5 degreesE.L.    Ka-band             Asia, Russia,
                                                                                Australia, Oceana
CyberStar
                                       115 degreesW.L.      Ka-band (spot       North America
                                                            beams)
                                       93 degreesW.L.       Ka-band (spot       North and South
                                                            beams)              America(7)
                                       105.5 degreesE.L.    Ka-band (spot       Asia-Pacific
                                                            beams)
Globalstar(8)
                                       56 satellites, LEO   1610-1621.35 MHz,   Global
                                                            2483.5-2500 MHz,
                                                            feeder links in
                                                            C-band
R/L DBS
                                       61.5 degreesW.L.     11-Odd numbered     Eastern United
                                                            DBS channels 1-21   States
                                       166 degreesW.L.      11-Odd numbered     Western United
                                                            DBS channels 1-21   States

---------------
(1) In addition to the orbital slots listed in the table above, Loral has applications pending at 77 degreesW.L. for use of the Extended C/Ku-band frequencies, at 81 degreesW.L. for use of Ku/Extended Ku-band frequencies and at 135 degreesW.L., 115 degreesW.L., 95 degreesW.L. and 58 degreesW.L. for use of the V-band frequency. In addition, Loral has International Telecommunication Union filings at 3.5 degreesE.L., 11 degreesE.L., 30 degreesE.L., 80 degreesE.L., 105.5 degreesE.L. and 135 degreesE.L. for use of the V-band frequency.

(2) Currently operating in inclined orbit beyond its designed life. Subject to FCC approval, can be expected to continue to generate modest revenues for approximately one year.

(3) This satellite is licensed pursuant to a grant of special temporary authority that expires May 18, 1998. Prior to that date, Loral anticipates that the FCC will grant a permanent authorization or extend the temporary authority.

(4) SatMex 5 is under construction and is scheduled for launch in the fourth quarter of 1998 to replace Morelos II.

(5) In addition to the orbital slots listed in the table above, Loral Orion has applications pending at 126 degreesE.L. for use of the Ku/Extended Ku/C and Extended C-band frequencies and at 139 degreesE.L., 15 degreesW.L. and 67 degreesW.L. for use of the Ka-band frequency.

(6) These satellites are conditionally licensed by the FCC, subject to an appropriate showing of Loral's financial capability to construct, launch and operate the satellites.

(7) The FCC license does not describe a particular coverage area.

(8) In addition to the constellation in the table above, Globalstar has applications pending for an 80 satellite LEO system using the V-band frequency and for a second generation Globalstar system comprised of 64 LEO satellites and four GEO satellites (at 80 degreesW.L., 10 degreesE.L., 100 degreesE.L. and 170 degreesE.L.) using the 2 GHz frequency.

     Loral was formed to effectuate the distribution (the "Distribution") of the space and telecommunications businesses of Loral Corporation ("Old Loral") to shareholders of Old Loral in connection with the merger (the "Merger") of Old Loral into a subsidiary of Lockheed Martin Corporation ("Lockheed Martin"). The Distribution was made on April 23, 1996.

                              SPACE SYSTEMS/LORAL

     SS/L is a worldwide leader in the design, manufacture and integration of telecommunications, weather and direct broadcast satellites with 40 years of experience. As one of the premier providers of satellites and other space systems, SS/L competes principally on the basis of technical excellence, a long record of reliable performance, competitive pricing and on-orbit delivery packages. The Company believes that SS/L's advanced manufacturing and testing facilities and long-term customer relationships have enabled SS/L to compete effectively in the commercial space systems marketplace.

     SS/L is the leading supplier of satellites to Intelsat, an international consortium of 135 member nations and the world's largest operator of commercial communications satellites. Other significant customers include CD Radio, Chinasat, Globalstar, MCI, PanAmSat, Loral Skynet and TCI. SS/L has a broad range of technical capabilities in spacecraft design, as well as all critical spacecraft subsystems, and maintains a completely integrated complex of satellite manufacturing, assembly, integration and testing facilities. The satellites built by SS/L have accumulated more than 630 years of service in space.

     SS/L has a history of technical innovation that includes the first three-axis stabilized satellites, bipropellant propulsion systems for commercial satellites that permit significant increases in the satellites' payload and extend the satellites' on-orbit lifetime, rechargeable nickel-hydrogen batteries with a life span of 10 years or more, the use of advanced composites to significantly enhance satellite performance at lighter weights and the first communications satellite with more than ten kilowatts of power. SS/L also created the first multi-mission geostationary satellite and was the first U.S. company to exchange space technology with Russia's space industry, obtaining exclusive rights outside the former Eastern bloc to an electric propulsion subsystem that is five times as efficient as bipropellant propulsion systems. Since 1990, SS/L has shortened delivery schedules significantly, increased spacecraft reliability and increased spacecraft power.

     In March and June 1997, Loral acquired the remaining 49% of the common stock of SS/L held by four international aerospace and communications companies (the "Alliance Partners") for $374 million paid in cash and Loral securities. SS/L and three of the Alliance Partners have agreed generally to operate as a team on satellite programs worldwide, to coordinate research and development activities and to share technological resources. SS/L believes that this strategic alliance has enhanced its technological and manufacturing capabilities and marketing resources and affords it access to international government and commercial customers more effectively than its U.S.-based competitors. For example, through the alliance, SS/L has been able to supply satellite payloads in support of Aerospatiale's prime contract under the Eutelsat, Thaicom and Sirius programs.

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

     SS/L's capabilities in spacecraft bus technologies are extensive, including its efforts in composite structural design, which, with certain exceptions, allows structural components to be manufactured of light-weight/high-strength composite materials. SS/L was also the first to employ heat pipes in its bus to control heat transfer in commercial satellites, thereby providing a more benign temperature environment and increased reliability. Nickel hydrogen batteries, when combined with SS/L's patented thermal management system, provide one of the most efficient space batteries ever produced. A new technology currently being developed by SS/L could result in the doubling of such efficiency within the next three years. A new telemetry and command system employing serial interfaces was introduced in 1997.

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

                                     SKYNET

     Skynet's customers lease transponder capacity to distribute network television programming to local affiliate stations, collect live video feeds for the reporting of news and sporting events and to offer direct-to-home subscription and pay-per-view television programming, distance learning and educational television, as well as business services such as VSAT networks, data distribution for information services and other business television services.

     Skynet's customers include, among others, the ABC and Fox television networks. As a result, local affiliates of these networks have antennas pointed at Skynet's satellites. This configuration creates a "neighborhood" attractive to other users requiring similar distribution channels, giving Skynet a competitive advantage in serving both television networks and television programming syndicates. Other Skynet customers include third party resellers, such as sports syndicators, who contract with major television programmers and distance learning providers.

     Skynet currently has two high-powered satellites in orbit. Telstar 4, which was placed in service in November 1995, is equipped with 24 C-band and 24 Ku-band transponders and provides coverage over the continental United States, Hawaii, Alaska, Puerto Rico and the U.S. Virgin Islands. The 52-transponder Telstar 5, built by SS/L, was successfully launched in May 1997 and placed into service on July 1, 1997. Telstar 5 provides coverage over the continental United States, Puerto Rico, the Caribbean and into Canada and Latin America. In addition, Telstar 303, which has exceeded its 10-year design life, is now in inclined orbit and generates modest revenues from customers that have tracking antennas or do not require continuously-available service.

     Skynet plans to construct, launch and operate four additional high powered C/Ku band satellites. The addition of these satellites will substantially increase Skynet's capacity within the United States and will extend its coverage area to Canada and Mexico, subject to obtaining rights from regulatory authorities in those countries. Telstar 6, which is being built by SS/L, will have 24 C-band and 28 Ku-band transponders and is scheduled to be launched and placed into service in the second half of 1998. Telstar 7, which is also under construction by SS/L, will have 24 C-band and 32 Ku-band transponders and is scheduled for launch in the first quarter of 1999. Telstar 8, which is expected to have 24 C-band and 32 Ku-band transponders, and

Telstar 9, which is expected to have 24 C-band and 28 Ku-band transponders, are currently scheduled for delivery and launch in 2001 and 2000, respectively.

     In addition to providing transponder capacity in the domestic U.S. market, Skynet plans to offer satellite services worldwide. Skynet is coordinating the formation of a global alliance among Skynet, SatMex, Orion and Europe*Star. This alliance will offer an integrated, worldwide portfolio of satellite capacity under the Skynet brand name and will employ, among other things, a complementary marketing strategy to provide customers with "one stop shopping" for local, regional and global satellite services.

                                     SATMEX

     In connection with the privatization by the Federal Government of Mexico (the "Mexican Government") of its fixed satellite services business, Loral and Telefonica Autrey, S.A. de C.V. ("Telefonica Autrey") formed a joint venture, Firmamento Mexicano, S. de R.L. de C.V. ("Holdings"). On November 17, 1997, Holdings acquired 75% of the outstanding capital stock of SatMex for $646.8 million. The purchase price was financed by a Loral equity contribution of $94.6 million, a Telefonica Autrey equity contribution of $50.9 million and debt issued by Holdings. As part of the acquisition, Holdings issued a $125.1 million seven year obligation bearing interest at 6.03% to the Mexican Government (the "Government Obligation") in consideration for the assumption by SatMex of the debt incurred by Holdings in connection with the acquisition. The debt of SatMex and Holdings is non-recourse to Loral and Telefonica Autrey. However, Loral and Telefonica Autrey have agreed to maintain assets in a collateral trust in an amount equal to the value of the Government Obligation through December 30, 2000 and, thereafter, in an amount equal to 1.2 times the value of the Government Obligation until maturity. Loral has a 65% economic interest in Holdings and a 49% indirect economic interest in SatMex. SatMex is the dominant provider of fixed satellite services in Mexico and provides broadcasting and telecommunications capacity to approximately 180 customers.

     SatMex provides satellite transmission capacity to broadcasting customers for network and cable television programming, direct-to-home television service and on-site transmission of live news reports, sporting events and other video feeds. SatMex also provides satellite transmission capacity to telecommunications service providers for public telephone networks in Mexico and elsewhere and corporate customers for their private business networks with data, voice and corporate video applications. SatMex has landing rights to provide broadcasting and telecommunications transmission capacity in 15 nations in the region, including the United States. SatMex's broadcasting customers include Televisa, MVS Mutivision and Television Azteca, and its telecommunications services customers include Telmex, Bancomer, Pemex, Cemex and the Mexican subsidiaries of Ford and Chrysler.

     SatMex believes that it has one of the largest aggregate satellite capacities dedicated primarily to the Latin American region, with 132 36 MHz transponder-equivalents currently in operation. SatMex's three satellites (Solidaridad 1, Solidaridad 2 and Morelos II) are in geostationary orbit at
109.2 WL, 113.0 WL and 116.8 WL, respectively, with aggregate footprints covering Mexico, the southern and eastern United States, Central America, the Caribbean and most of South America. SatMex holds 20-year concession titles to operate in these three orbital locations at certain C- and Ku-band frequencies expiring October 22, 2017. The concession titles are renewable thereafter, subject to certain conditions, for an additional 20-year term without additional payment. In addition, SatMex operates two satellite control centers.

     SatMex has contracts for the construction and launch of SatMex 5, the replacement for Morelos II, which is scheduled to launch in the fourth quarter of 1998. SatMex 5 has been designed to increase SatMex's total capacity to 144 36 MHz transponder-equivalents, with a substantial increase in power and an extension of SatMex's footprint to include substantially all of the continental United States and the Caribbean, as well as all of Latin America, other than certain remote regions of Brazil.

                                     ORION

     On March 20, 1998, Loral acquired Orion in exchange for Loral common stock. Loral issued 17.9 million shares of its common stock and assumed existing Orion options and warrants to purchase 1.9 million shares of Loral common stock representing an aggregate purchase price of $467.0 million.

     Orion is a rapidly growing provider of a satellite-based communications services, focused primarily on private communications network services, Internet services and video distribution and other satellite transmission services. Orion provides multinational corporations with private communications networks designed to carry high-speed data, fax, video teleconferencing, voice and other specialized services. The Orion satellite's coverage reaches all locations within its footprint, enabling the delivery of high-speed data to customers in emerging markets and remote locations which lack the necessary infrastructure to support these services. Orion also offers high speed Internet access and transmission services to companies outside the United States seeking to avoid "last mile" terrestrial connections and to bypass congested regional Internet network routes. In addition, Orion provides satellite capacity for video distribution, satellite news gathering and other satellite services primarily to broadcasters, news organizations and telecommunications service providers. Orion provides its services directly to customer premises using VSATs.

     Orion believes that demand for satellite-based communications services will continue to grow due to the expansion of businesses beyond the limits of wide bandwidth terrestrial infrastructure, accelerating demand for high speed data services, growing demand for Internet and intranet services, especially outside the United States, increased size and scope of television programming distribution, worldwide deregulation of telecommunications markets and continuing technological advancement. Satellites are able to provide reliable, high bandwidth services anywhere in their coverage areas, and Orion believes that it is well positioned to satisfy market demand for these services.

     Orion commenced operations of Orion 1, a high power Ku-band satellite with 34 Ku-band transponders, in January 1995. Orion 1 provides coverage of 34 European countries, much of the United States and parts of Canada, Mexico and North Africa. Through arrangements with local ground operators, Orion currently has the ability to deliver network services to and among points in 27 European countries, portions of the United States and a limited number of Latin American countries. As of December 31, 1997, Orion serviced 301 customers through 682 sites in service.

     Orion 2, which will be a high power satellite with 30 Ku-band transponders, will expand Orion's European coverage and extend coverage to portions of the Commonwealth of Independent States, Latin America and the Middle East. Orion 2 will significantly increase Orion's pan-European capacity, currently the area of strongest demand for Orion's services. Orion recently commenced selling services in certain areas of Latin America. Orion 2 is scheduled to be launched in the second quarter of 1999.

     Orion 3, which will be a high power satellite with 33 Ku-band transponders and 10 C-Band transponders, will cover broad areas of the Asia Pacific region, including China, Japan, Korea, India, Southeast Asia, Australia, New Zealand, Eastern Russia and Hawaii. Orion 3's footprint will provide Orion with the ability to distribute programming from the United States via Hawaii to most of the Asia Pacific region. Orion has already taken a number of steps to establish an early market presence in Asia, and has entered into an $89 million lease for eight of Orion 3's transponders. Orion 3 is scheduled to be launched in the fourth quarter of 1998.

     In the aggregate, the footprints of Orion 1, Orion 2 and Orion 3 will cover over 85% of the world's population.

                                   CYBERSTAR

     Loral is developing CyberStar, a proposed worldwide high-speed broadband data communications system. CyberStar plans to offer business and home users worldwide a variety of low-cost, interactive multimedia communications services via high speed digital signals. Initially, CyberStar intends to offer service in the United States using leased Ku-band transponder capacity on Skynet's Telstar 5 satellite. CyberStar's satellite-based services will include high speed Internet access, data broadcasting, broadband interconnection, intranet muticasting, real-time streaming and other data services. CyberStar service, expected to commence in the second half of 1998, will be delivered to consumers, businesses and private networks worldwide through a network of local and regional service providers.

     In the future, CyberStar intends to offer services through a dedicated worldwide constellation of three geostationary satellites utilizing the Ka-band. CyberStar holds FCC licenses to orbital slots covering North and South America, Asia, Europe and the Middle East.

                                   GLOBALSTAR

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

     Globalstar users will make and receive calls through a variety of Globalstar user terminals, including hand-held and vehicle-mounted units similar to today's cellular telephones, fixed telephones similar either to phone booths or ordinary wireline telephones, and data terminals and facsimile machines. Dual-mode and tri-mode Globalstar user terminals will provide access to both the Globalstar System and the subscriber's land-based cellular service. Each Globalstar user terminal will communicate through one or more satellites to a local Globalstar service provider's interconnection point (known as a gateway) which will, in turn, connect into existing telecommunications networks.

     As of February 27, 1998, each of the elements of the Globalstar
System -- space and ground segments, digital communications technology, user terminal supply, service provider arrangements and licensing -- is on schedule to commence commercial operations in early 1999 following the launch of 44 satellites in 1998. The remaining 12 satellites, including eight in-orbit spares, will be launched in early 1999.

          Space Segment. On February 14, 1998, Globalstar launched its first four satellites. The next four Globalstar satellites, which will be launched on a Boeing Delta II launch vehicle, are at the Cape Canaveral launch site and are expected to be launched in late April 1998. In addition, satellite and major subsystem assembly, integration and testing necessary for the first launch on an Ukranian Zenit launch vehicle are underway. Production is proceeding for the remaining satellites to meet scheduled launch dates. Globalstar's launch providers have signed definitive agreements for the launch of the Globalstar satellite constellation, providing a variety of launch options and considerable launch flexibility. Mission operations preparations and launch vehicle production and dispenser development are on schedule.

          Ground Segment. Globalstar purchased 38 gateways under contracts totaling approximately $340 million. Globalstar has entered into contracts and discussions to resell such gateways to its partners and service providers. The first four Globalstar gateways, which are to be located in Australia, France, South Korea and the United States, are completed. These gateways will support Globalstar's data network, monitor the initial launch and orbital placement of Globalstar's first satellites, and serve as prototypes for production gateways that will support Globalstar service. Construction of the remaining 34 gateways is proceeding on schedule for the initiation of commercial service in 1999. In addition, Globalstar's satellite operations control center facility has been completed.

          Digital Communications Technology. Qualcomm's CDMA technology has now been successfully deployed in South Korea, Hong Kong and cities in the United States supporting terrestrial personal communications services and digital cellular service, and its CDMA implementation for Globalstar has been successfully demonstrated in a simulated satellite environment. This demonstration validated Globalstar's encoding, modulation, control software, time and frequency distribution and up/down links between satellites, gateways and handsets.

          User Terminal Supply. Qualcomm/Sony and two other manufacturers, Ericsson and TELITAL, are developing Globalstar's user terminals and production orders were issued in the fourth quarter of 1997. In December 1997, an order for 40,000 fixed access terminals totaling $84 million was placed with Ericsson. Globalstar expects to recover this cost through the resale of these terminals to vendors.

          Service Providers. Globalstar and its partners have been seeking alliances with service providers throughout the world and have entered into a number of agreements in specific territories. Globalstar believes that these relationships with in-country service providers will facilitate the granting of local regulatory approvals -- particularly where the service provider and the licensing authority are one and the same -- as well as provide local marketing and technical expertise.

          Licensing. In January 1995, the FCC granted authority for the construction, launch and operation of the Globalstar System and assigned spectrum for its user links. Later that year, the 1995 World Radiocommunications Conference ("WRC95") allocated feeder link spectrum on an international basis for mobile satellite services ("MSS") systems such as Globalstar, and in November 1996 the FCC authorized Globalstar's feeder links.

     Globalstar's current budgeted expenditures for the cost for the design, construction and deployment of the Globalstar System, including working capital, cash interest on borrowings and operating expenses are approximately $2.7 billion. Globalstar has raised or received commitments for approximately $2.6 billion in equity, debt and vendor financing.

     In addition, Globalstar has agreed to purchase from SS/L eight additional spare satellites at a cost of $175 million. Further, in order to accelerate the deployment of gateways around the world, Globalstar has agreed to finance approximately $80 million of the cost of up to 32 of the initial 38 gateways. Globalstar expects to recover this financing upon resale of such gateways to its partners and service providers.

     The Globalstar System has been designed to address the substantial and growing demand for telecommunications services worldwide, particularly in developing countries. More than three billion people today live without residential telephone service, many of them in rural areas where the cost of installing wireline service is prohibitively high. Moreover, even where telephone infrastructure is available in developing countries, outdated equipment often leads to unreliable local service and limited international access. The number of worldwide fixed phone lines has increased from 469 million in 1988 to 753 million in 1996 and is projected to increase to 1.2 billion by 2002. Nonetheless, during the same period, waiting lists for fixed service have increased from 30 million to 45 million, resulting in an average waiting time before installation of approximately one and a half years. Similarly, the cellular market has grown from four million worldwide subscribers in 1988 to an estimated 123 million in 1996 and is projected to increase to 334 million by 2001. At that time, it is projected that only 40% of the world's population will live in areas with cellular coverage. The remaining 60% of the world's population will have access to wireless telephone service principally through satellite-based systems like the Globalstar System. Globalstar believes that its addressable market exceeds 30 million people.

     The Globalstar System has been designed with attributes which the Company believes compare favorably to other proposed global MSS systems including:
Globalstar's unique combination of CDMA technology and path diversity through multiple satellite coverage, which will reduce call interruptions and signal blockage from obstructions and will use satellite power more efficiently; a proven space segment design without complex intersatellite links or on-board call processing and a ground segment with flexible, low-cost gateways and competitively priced Globalstar user terminals; lower average wholesale prices than other proposed MSS systems and gateways installed in most major countries, minimizing tail charges (i.e. amounts charged by carriers other than the Globalstar service provider for connecting a Globalstar call through its network), resulting in low costs for domestic and regional calls, which will account for the vast majority of Globalstar's anticipated usage.

                                   CUSTOMERS

     Sales to foreign customers, primarily Asia, represented 30% of revenues in 1997. Sales to the U.S. government represented 7% of revenues for 1997 and sales to Globalstar represented 31% of revenues for 1997.

                                    BACKLOG

     At December 31, 1997, funded backlog was approximately $1.8 billion including $188 million of intercompany backlog. Approximately 47% of funded backlog, excluding intercompany backlog, at December 31, 1997 is expected to be recognized as revenues in 1998.

                            RESEARCH AND DEVELOPMENT

     For the year ended December 31, 1997, the Company expended approximately $56.8 million for company sponsored research and development projects.

                         PATENTS AND PROPRIETARY RIGHTS

     SS/L relies, in part, on patents, trade secrets and know-how to develop and maintain its competitive position. It holds 130 patents in the United States and 213 patents abroad and has applications for 59 patents pending in the United States and 162 patents pending abroad. SS/L holds patents relating to communications, station keeping, power control systems, antennae, filters and oscillators, phase arrays and thermal control as well as assembly and inspections technology. The SS/L patents that are currently in force expire between 1998 and 2016.

     In connection with the Globalstar System, Globalstar's design and development efforts have yielded nine patents issued and 30 patents pending in the United States, as well as 13 patents issued and 152 patents pending internationally for various aspects of communications satellite system design and implementation of CDMA technology relating to the Globalstar System. Qualcomm has obtained 149 issued patents and 380 patents pending in the United States applicable to Qualcomm's implementation of CDMA. The issued patents cover, among other things, Globalstar's process of combining signals received from multiple satellites to improve the signal received and minimize call fading.

     There can be no assurance that any of the pending patent applications by SS/L or Globalstar will be issued. Moreover, because the U.S. patent application process is confidential, there can be no assurance that third parties, including competitors of SS/L and Globalstar, do not have patents pending that could result in issued patents which SS/L or Globalstar would infringe. In such an event, SS/L or Globalstar could be required to redesign its system or satellite, as the case may be, or pay royalties to obtain a license, which could increase cost or delay implementation of the system or construction of the satellite, as the case may be.

                                   EMPLOYEES

     As of December 31, 1997, the Company had approximately 3,300 full-time employees, some of whom are subject to collective bargaining agreements.

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

RISKS OF OPERATIONS IN THE SPACE ENVIRONMENT

     Satellites operate in a distant, hostile environment. Despite costly high reliability parts and significant on ground testing to assure reliability for their designed lives, satellites remain vulnerable to complete or partial failure or degradation from hazards which include space debris, solar and other astronomical events, acts of war and component failure. Repair of satellites in space is not practicable. In addition, a number of factors affect the useful lives of Globalstar's, Skynet's, SatMex's and Orion's satellites, including the quality of construction, expected gradual environmental degradation of solar panels and the durability of component parts. Random failure of satellite components could result in damage to or loss of a satellite ("cold failures").

     The first-generation Globalstar satellite constellation (including spares) is designed to operate at full performance for a minimum of 7 1/2 years, after which performance is expected to gradually decline. However, there can be no assurance of the constellation's useful life. Globalstar anticipates using funds from operations to develop a second generation of satellites. If sufficient funds from operations are not available and Globalstar is unable to obtain financing for the second-generation constellation, Globalstar will not be able to deploy a second-generation constellation to replace first-generation satellites at the end of their useful lives.

     In November 1995, an Orion 1 component supporting nine transponders serving the European portion of Orion 1's footprint experienced an anomaly that resulted in a service interruption lasting approximately two hours. Full service was restored using redundant equipment. These transponders generate a majority of Orion's revenues. Orion believes, based on Orion's own investigations and the manufacturer's, and based upon advice from Orion's engineering consultant that because the redundant component is functioning in accordance with specifications and the performance record of similar components is strong, the anomalous behavior is unlikely to affect the expected performance of the satellite over its useful life. There has been no further effect on Orion's ability to service customers. However, if the currently operating component fails, Orion 1 would experience a significant loss of usable capacity, resulting in lost service and a corresponding adverse effect on Orion's results of operations.

     In 1994 and 1997 (prior to the acquisition by Loral), Skynet experienced the loss of its Telstar 402 and Telstar 401 satellites, respectively, resulting in lost service and a corresponding adverse effect on Skynet's results of operations.

     Certain of SS/L's contracts provide that a portion of the total contract price is payable in the form of "incentive" payments earned during the life of the satellite in orbit as its mission is performed. Although SS/L generally receives the present value of such incentive payments in the event of launch failure or one caused by customer error, it forfeits such revenues if the loss is caused by system failure or an error on its part. While insurance against loss of such payments has been available in the past, its cost and availability are subject to substantial fluctuations. In addition, SS/L is prohibited under agreements with certain of its customers from insuring its orbital incentives. Certain of SS/L's contracts call for on-orbit delivery, allocating launch risk to SS/L. It is SS/L's intention to obtain insurance for that exposure. However, SS/L cannot predict whether, and there can be no assurance that, insurance against launch failure and loss of incentive payments will continue to be available on reasonable terms.

LAUNCH RISK AND VEHICLE ACCESS

     About 15% of commercial satellite launches have historically resulted in loss before the payload reaches its planned orbit ("hot failures"). While Loral ordinarily obtains insurance against loss due to hot failures, such events can nevertheless disrupt and delay business schedules and cause substantial uninsured losses above and beyond the insured cost of the lost satellite. Loral's ability to place satellites in orbit, and SS/L's ability to perform its on-orbit delivery contracts depend on the availability of launch vehicles and the requisite insurance. Launch slots are limited, and the launch insurance market has been subject to considerable fluctuation. Different launch facilities and vehicles have different success records, but Loral, for business or scheduling reasons does not always use, or have available to it, the most successful facilities and vehicles for its launches. The cost and availability of launch insurance varies from time to time so there is no assurance that such insurance will shield every future loss. Moreover, the availability of launches from the republics of the former Soviet Union and the People's Republic of China are affected by U.S. government policies and international agreements. Changes in governmental policies or political leadership in the United States, Russia, Kazakhstan or China could affect Loral's ability to launch from these countries.

LEVERAGE

     Many of the Loral businesses are capital intensive, requiring high initial investments in the expectation of future revenues requiring relatively low marginal costs. At December 31, 1997, Loral's outstanding debt was $435.4 million. In addition, Loral had outstanding at December 31, 1997 Series C Convertible Redeemable Preferred Stock having a redemption value of $745.5 million, which may be payable at Loral's option in cash, common stock of Loral or a combination thereof. On November 14, 1997, the Company, through its wholly owned subsidiary Loral SpaceCom Corporation, entered into an $850 million credit facility with a group of banks. SS/L will also require continuous investment to maintain its technological position and the fixed satellite service businesses are at the beginning of a planned expansion. At December 31, 1997, Loral had a ratio of earnings to fixed charges of 1.9:1.

     Orion has approximately $747.1 million of publicly-traded debt outstanding. Such debt is non-recourse to Loral.

     A significant portion of the SatMex purchase price was financed with debt, including the Government Obligation. The debt of SatMex and Holdings is non-recourse to Loral and Telefonica Autrey. However, Loral and Telefonica Autrey have agreed to maintain assets in a collateral trust in an amount equal to the value of the Government Obligation through December 30, 2000 and, thereafter, in an amount equal to 1.2 times the Government Obligation until maturity. Loral has a 65% economic interest in Holdings and a 49% indirect economic interest in SatMex.

     Globalstar is still in the development stage. At December 31, 1997, Globalstar had outstanding long-term indebtedness of $1.1 billion. The outstanding Globalstar debt is non-recourse to Loral.

     Loral is subject to substantial financial risks in the face of possible delays or reductions in revenue realization, unforeseen capital requirements or unanticipated expenses attributable to the factors described in this document. Such risks could result not only in adverse financial results due to ongoing debt service charges, but also in the necessity for additional financing which could result in increased debt and debt service costs, potential dilution of equity interests resulting from issuances of debt or equity, rights to distributions senior to those of the holders of Loral common stock, and covenants restricting distributions to holders of Loral common stock.

OBSOLESCENCE DUE TO RAPID TECHNOLOGICAL CHANGE

     In common with all high technology enterprises, Loral's businesses are subject to obsolescence due to new technological developments. The rapid pace of technological change exposes Loral to risk of loss due to the deployment of superior technologies by competitors. Loral is also dependent upon technologies developed by third parties to implement key aspects of its strategy to integrate its satellite systems with terrestrial networks. SS/L, Skynet, SatMex, Orion and Globalstar, in particular, are susceptible to such risks. As land-based telecommunications services expand, demand for certain types of satellite-based services may be reduced. New technology used by competitors could render Skynet, Globalstar, SatMex or Orion less competitive by satisfying consumer demand in alternative ways or through the use of incompatible telecommunications standards. In addition, SS/L's success depends on its ability to introduce innovative new products and services on a cost-effective and timely basis.

THE GLOBALSTAR SYSTEM

     The Globalstar System will consist of 56 satellites (including eight in-orbit spares) in low earth orbit together with ground facilities in numerous remote and sometimes primitive regions. Its operating facilities will be in more than 100 countries, many of which are based on emerging economies, eventually connecting hundreds of thousands of mobile and fixed telephone handsets. While Loral believes that each component of the Globalstar System, and the Globalstar System as a whole, is capable of performing as designed, no such complex, dispersed space/earth communications network has ever been operated commercially. Until the Globalstar System has operated as a whole in its actual space/earth environment, there can be no assurance that losses due to delays, failures and unforeseen additional costs will not occur. Globalstar's financial objectives are, in part, based on estimates as to the potential market for Globalstar System services and the price that users will be willing and able to pay, which cannot be practically validated until commercial operations have begun. There can be no assurance that such economic assumptions are justified.

     Globalstar is scheduled to begin commercial operations in early 1999. Successful commencement of operations will require successful implementation of each of the elements of the Globalstar System -- space and ground segments, digital communications technology, user terminal supply, service provider arrangements and licensing. Globalstar launched four satellites on February 14, 1998 and expects to launch an additional 40 satellites during 1998 and 12 satellites, including eight in-orbit spares, in early 1999. However, there can be no assurance that schedule delays will not occur.

     Loral's equity in net loss attributable to its interest in Globalstar for the year ended December 31, 1997 was $42.5 million as compared to $18.1 million for the nine months ended December 31, 1996. Globalstar is expending significant funds for the construction, testing and deployment of the Globalstar System and such losses are expected to continue through commencement of revenue generating service operations.

COMPETITION

     Each of Loral's businesses is subject to intense competition from entities, including several of the world's largest corporations, as well as governments and quasi-governmental organizations, which are larger and which may bring greater financial and operating resources to bear in competing as to marketing, regulation and technology. Loral competes for customers and for local regulatory approval in jurisdictions in which both Loral and a competing party may wish to operate. In addition, Loral competes for allocation of scarce frequency assignments and geosynchronous orbital slots. Competition comes not only from entities carrying on the same activities as Loral, but from others using alternative technologies such as terrestrial telecommunications and cable television, which themselves are constantly pursuing advanced technologies in order to enhance their competitive positions. In addition, as Loral expands into international markets, it will have to compete with international operators including Intelsat and PanAmSat. To the extent that these entities offer products and services which are more sophisticated, efficient or reliable than those of Loral, there could be a material adverse effect on the financial condition or results of operations of Loral.

COMPETITIVE BIDDING

     SS/L generally obtains its contracts through competitive bidding. There can be no assurance that SS/L will continue to be successful in having its bids accepted or, if accepted, that awarded contracts will result in profitability for SS/L. SS/L has in the past submitted bids which would result in minimal or no profit due to a high level of non-recurring engineering costs. Such contracts are generally bid with the expectation of more profitable follow-on contracts as to which there is generally no advance assurance. To the extent that actual costs exceed the projected costs on which bids or contract prices were based, SS/L's profitability could be adversely affected.

REGULATION

     Loral's activities, particularly the Globalstar System, Skynet, SatMex and Orion, are subject to licensing and regulation by authorities in more than 100 jurisdictions, including the United States, the International Telecommunications Union ("ITU") and the Commission of the European Union. Regulated activity includes the occupation of orbital positions ("orbital slots"), the pricing and quality of services, the use of frequency bands, competitive behavior, the export of space-related products and services (which frequently require licenses from the Department of State or the Department of Commerce), and other matters essential to conduct of the business. The regulatory authorities, depending on the location, often have broad discretion over such activities, including frequently the power to modify, withdraw or impose charges or conditions upon, or delay the grant of, the rights required for the conduct of the business. In particular, in determining whether to grant Loral authorization, the FCC must evaluate whether certain FCC standards and financial qualification requirements are met. Many of the licenses Loral holds or has applied for have been contested by third parties, including competitors, which increase the risk of regulatory decisions adverse to Loral. In particular, two of Loral's Ka-band orbital slots for CyberStar are in positions that are subject to prior claims of parties from other countries. While regulation is an expected incident of international telecommunications business, and Loral expects to obtain the rights and licenses which it requires under satisfactory conditions, the broad reach of the Globalstar System, the expansion of Skynet's operations beyond the domestic U.S. market, the expansion of SatMex's Latin American presence, the proposed launch and operation of Orion 2 and Orion 3 and the development of other satellite services businesses, by becoming subject to such a large number of diverse regulatory regimes and political systems, entail unusual risks of unforeseen costs, delays and other burdens on planned performance. In addition, as part of the regulatory process for orbital slot allocation of its satellites, Loral is required to engage in frequency coordination with other satellite operators. Although the Loral Group has in the past been able to coordinate its existing satellites, there can be no assurance that satisfactory coordination will be achieved in the future for any of Loral's satellites.

     Orion has begun construction of Orion 2 and Orion 3 before completion of the required consultation with Intelsat and Eutelsat, receipt of final authority from the FCC (in the case of Orion 2) and completion of the ITU coordination process. Failure to obtain one or more necessary approvals on time would have an adverse effect on Orion's business or results of operations.

POTENTIAL CONFLICTS OF INTEREST; LACK OF FULL CONTROL

     Loral has financed the development and acquisition of certain of its assets which it does not own completely through complex financial and governance arrangements.

     Loral is the managing general partner of Globalstar, but its governance rights are limited by rights of other partners and fiduciary duties that could result in Globalstar actions that are not in Loral's own best interests. In accordance with Mexican law, voting control of SatMex must be held by Mexican nationals. While Loral's investment will be protected by contractual rights and it is anticipated that SatMex will be managed in close coordination with the activities of Skynet, there can be no assurance that SatMex will be managed as it would be if it were a controlled subsidiary of Loral.

     Conflicts of interest may arise as a result of such arrangements and because some of Loral's businesses may compete with one another and are or may become customers of SS/L.

     Both Skynet and Orion own or are building satellites whose footprints overlap with those of SatMex's present and proposed satellites and will therefore compete directly with SatMex for customers in some of its markets. Although Skynet and Orion will adopt a marketing policy which will provide for cross-selling of capacity with SatMex and a process for allocating opportunities between the companies, situations may arise where SatMex and Loral will have a conflict. This conflict will become particularly acute if there is an oversupply of capacity in their markets.

     Partners and affiliates of Globalstar, including companies affiliated with Loral, will be among Globalstar's service provider customers and may therefore have conflicts with Globalstar and/or Loral as to service provider agreements.

RISKS OF CONDUCTING INTERNATIONAL BUSINESS

     Operations in numerous countries outside the United States carry substantial managerial, operational, legal and political uncertainties apart from the technical risks of initiating a previously untried telecommunications system. Such operations are subject to changes in government regulations and telecommunications standards, tariffs or taxes and other trade barriers. In addition, Loral's agreements relating to local operations may be enforceable only in foreign jurisdictions so that it may be difficult for Loral to enforce its rights. Also, limited availability of U.S. currency in local markets may prevent a service provider from making payments in U.S. dollars and exchange rate fluctuations may adversely affect Globalstar's, SatMex's and Orion's revenues. In connection with delayed payment in 1997 by two Asian customers for three satellites, SS/L stopped work, reduced backlog by $291 million, which will reduce future sales, and recorded a charge of $23 million. If the current programs for these three satellites are not restarted, the satellites will be sold to other customers.

YEAR 2000 ISSUE

     The Company is evaluating the potential effect of the year 2000 on its information processing systems. It is not known at this time what modifications, if any, will be required. All costs associated with any modification will be expensed as incurred.

RELIANCE ON KEY PERSONNEL

     The success of Loral is partially dependent upon the ability of Loral to attract and retain highly qualified personnel. Except for Mr. Bernard L. Schwartz, Loral's Chairman and Chief Executive Officer, none of the officers of Loral has an employment contract with Loral nor does Loral expect to maintain "key man" life insurance. The loss of any of these individuals and the subsequent effect on business relationships could have an adverse effect on the business or results of operations of Loral.

DEPENDENCE ON SS/L

     Currently, SS/L generates a significant portion of Loral's revenue and operating income. Loral intends to capitalize on SS/L's capabilities, market position and advanced technologies to identify and develop additional space-based communications services opportunities. There can be no assurance that current or future satellite-based ventures entered into by Loral will result in revenues or operating income that will materially reduce its dependence on SS/L.

     SS/L has historically derived a large portion of its total revenues from a limited number of customers, and its revenues and operating results may be adversely affected in the event completed or canceled contracts are not promptly replaced.

     The financial results of long-term fixed-price contracts are recognized using the cost-to-cost percentage of completion method. Loral's statement of operations reflects revisions in revenue and profit estimates in the period in which the conditions that require the revision become known and can be estimated. Adjustments for profits and losses may therefore have a material effect on results for the period in question. The risks inherent in long-term, fixed-price contracts include the forecasting of costs and schedules, contract revenues related to contract performance (including revenues from orbital payments) and the potential for component obsolescence in connection with long-term procurements.

     In 1997, two in-orbit satellites built by SS/L experienced solar array circuit failures. One of the customers has asserted that, in light of the failures and uncertainty as to further failures, it has not accepted the satellite. Loral believes that the customer was contractually required to accept the satellite at completion of in-orbit testing and that risk of loss has passed to the customer. In addition, another customer has requested that SS/L structure an arrangement whereby a satellite under construction would be sold to another customer. Management believes that these matters will not have a material adverse effect on the financial condition or results of operations of Loral.

ITEM 2.  PROPERTIES

     The Company maintains office space, manufacturing and telemetry, tracking and control facilities primarily in the United States. SS/L's research, production and testing facilities are carried on in SS/L-owned facilities covering approximately 562,000 square feet on 29.4 acres in Palo Alto, California. In addition, SS/L leases 772,000 square feet of space from various third parties. Skynet owns two telemetry, tracking and control stations located in Hawley, Pennsylvania and Three Peaks, California and leases 26,000 square feet of office space. Orion leases approximately 50,000 square feet for office space and its satellite operations center. Management believes that the facilities are sufficient to allow the Company to conduct its operations.

ITEM 3.  LEGAL PROCEEDINGS

     CCD Lawsuits. On September 12, 1991, Loral Fairchild Corp. ("Loral Fairchild"), a subsidiary of Old Loral, filed suit (the "CCD Lawsuit") against a number of companies including Sony Corporation ("Sony"), Matsushita Electronics Corporation ("Matsushita") and NEC Corp. ("NEC") claiming that such companies had infringed Loral Fairchild's patents for a "charged coupled device" ("CCD"), commonly used as an optical sensor in video cameras and fax machines. Although the CCD patents have expired, Loral Fairchild is seeking reasonable royalties through the expiration date from a number of defendants. On February 22, 1996, a jury in the United States District Court for the Eastern District of New York found unanimously that Sony had infringed the CCD patents. The trial judge, however, in an order dated July 12, 1996, reversed the jury verdict. Loral Fairchild has appealed the court's decision. Loral Fairchild's claims against other defendants remain pending, but if the court's decision is affirmed on appeal, a substantial portion, but not all, of the damage claims against the other defendants would be adversely affected. Matsushita has been granted a declaratory judgment that it has a valid and enforceable license under the CCD patents. In addition, a trial on Matsushita's claim against Loral Fairchild for tortious interference was conducted during July 1996, and a verdict was rendered in favor of Loral Fairchild.

     Environmental Regulation. Operations at SS/L, Skynet, Orion, and Globalstar are subject to regulation by various federal, state and local agencies concerned with environmental control. The Company believes that these facilities are in substantial compliance with all existing federal, state and local environmental regulations. With regard to certain sites, environmental remediation is being performed by prior owners who retained liability for such remediation arising from occurrences during their period of ownership. To date, these prior owners have been fulfilling such obligations and the size and current financial condition of the prior owners make it probable that they will be able to complete their remediation obligations without cost to the Company and its subsidiaries or Globalstar.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     (a) MARKET PRICE AND DIVIDEND INFORMATION

     The Company's common stock is traded on the NYSE under the symbol LOR. The following table sets forth, for each of the periods indicated, the reported high and low sales prices per share of the Company's common stock as reported on the
NYSE:

                                                              HIGH    LOW
                                                              ----    ---
YEAR ENDING DECEMBER 31, 1997
     Quarter ended March 31, 1997...........................  $19 1/2 $14 1/8
     Quarter ended June 30, 1997............................   17 1/2  13
     Quarter ended September 30, 1997.......................   21      14 1/16
     Quarter ended December 31, 1997........................   24 1/4  19

                                                              HIGH    LOW
                                                              ----    ---
PERIOD ENDING DECEMBER 31, 1996
     Quarter ended June 30, 1996............................  $18 1/2 $10 1/2
     Quarter ended September 30, 1996.......................   16 5/8  11 1/8
     Quarter ended December 31, 1996........................   19 5/8  15 1/4

     The Company does not currently anticipate paying any dividends or distributions on its common stock or the Series A Convertible Preferred Stock. As required, Loral is currently paying dividends on its 6% Series C Convertible Redeemable Preferred Stock. The credit facility maintained by the Company's wholly owned subsidiary, Loral SpaceCom Corporation ("Loral SpaceCom") restricts the ability of Loral SpaceCom to transfer cash or pay dividends to its parent (see Note 7 to Loral's consolidated financial statements).

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     At February 27, 1998, there were approximately 6,800 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data has been derived from, and should be read in conjunction with, the related financial statements. Historical financial information as of and for the three years in the period ended March 31, 1996, represents the space and communications operations of Old Loral.

                       LORAL SPACE & COMMUNICATIONS LTD.
                      (In thousands except per share data)

                                                                               YEARS ENDED MARCH 31,(1)
                                    YEAR ENDED         NINE MONTHS ENDED     -----------------------------
                               DECEMBER 31, 1997(1)   DECEMBER 31, 1996(1)     1996       1995      1994
                               --------------------   --------------------   --------   --------   -------

STATEMENT OF OPERATIONS DATA:
Revenues.....................       $1,312,591
Management fee from
  affiliate..................                               $  5,088         $  5,608   $  3,169   $ 2,981
Operating income (loss)......           13,552               (12,201)           2,587        (33)      398
Equity in net income (loss)
  of affiliates(1)(2)........          (47,273)               (4,709)          (8,628)    (8,988)    1,174
Net income (loss)............           40,004                 8,877          (13,785)    (7,873)   (3,694)
Preferred dividends and
  accretion(3)...............          (26,315)
Net income (loss) applicable
  to common shareholders.....           13,689                 8,877          (13,785)    (7,873)   (3,694)
Earnings (loss) per share --
  basic and diluted..........              .06                   .04             (.08)       N/A       N/A

CASH FLOW DATA:
Used in operating
  activities.................       $  230,248              $  3,003         $  1,319   $  8,439   $   587
Used in investing
  activities.................        1,022,772                 1,962          115,031     92,055    25,288
Provided by (used in) equity
  transactions...............          (18,097)              602,413          116,362    100,494    25,875
Provided by financing
  transactions...............          316,912               583,292
Dividends paid per common
  share......................                                                     N/A        N/A       N/A

                                                DECEMBER 31,                   MARCH 31,
                                           -----------------------   ------------------------------
                                              1997         1996        1996       1995       1994
                                           ----------   ----------   --------   --------   --------
BALANCE SHEET DATA:
Cash and cash equivalents................  $  226,547   $1,180,752   $     12   $  --      $  --
Total assets.............................   3,004,936    1,699,326    354,396    251,819    163,479
Convertible preferreds(3)................                  583,292
Debt.....................................     435,398
Non-current liabilities..................     179,482       26,834
Shareholders' equity(4)/Invested
  equity.................................   1,973,245    1,070,069    354,396    251,819    159,198

---------------
(1) In 1997, Loral increased its ownership in SS/L to 100% and, accordingly, the 1997 financial information includes the results of SS/L. In prior years SS/L was accounted for under the equity method of accounting. On March 14, 1997 Loral acquired Skynet from AT&T; Loral's financial information includes the results of Skynet from that date. Financial information as of and for the three years in the period ended March 31, 1996, represents the space and communications operations of Old Loral. The results of operations for the three years in the period ended March 31, 1996 include allocations and estimates of certain expenses of Loral based upon estimates of actual services performed by Old Loral on behalf of Loral. Interest expense was allocated to Loral based on Old Loral's historical weighted average interest rate applied to the average investment in affiliates.

(2) The Company's affiliates are Globalstar and SatMex since November 17, 1997. Loral sold its interest in K&F Industries, Inc. in 1997.

(3) Convertible preferreds were exchanged for 6% Series C Preferred Stock and were reclassified to shareholders' equity in 1997 upon approval by the Company's shareholders.

(4) As of December 31, 1997, the book value per share of the Series A Preferred Stock and the common stock (which the Company is required to disclose herein in accordance with applicable Bermuda law) was $4.98 and $4.97, respectively. Book value per share represents the quotient obtained by dividing shareholders' equity, reduced by the Series C Preferred Stock redemption value, by the number of outstanding shares of common stock, giving effect to the conversion of the Series A Preferred Stock, plus, in the case of such preferred stock, the $.01 liquidation preference thereof.

                           SPACE SYSTEMS/LORAL, INC.
                                 (In thousands)

                                                                          YEARS ENDED MARCH 31,
                                                NINE MONTHS ENDED    --------------------------------
                                                DECEMBER 31, 1996       1996        1995       1994
                                                ------------------   ----------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenues......................................      $1,017,653       $1,121,619   $633,717   $596,267
Gross profit..................................          64,157           34,406     27,785     24,964
Net income....................................          31,025           12,367      5,554      3,591

                                                                                MARCH 31,
                                                                     --------------------------------
                                                DECEMBER 31, 1996       1996        1995       1994
                                                -----------------    ----------   --------   --------
BALANCE SHEET DATA:
Cash and cash equivalents.....................      $   19,181         $126,863   $ 52,222   $ 26,578
Total assets..................................       1,059,064          908,677    766,475    743,016
Long-term debt................................         127,586           65,052     34,040     92,249
Shareholders' equity..........................         478,893          447,868    435,501    429,947

                                GLOBALSTAR, L.P.
            (In thousands, except per partnership interest amounts)

                                                                                    YEAR ENDED DECEMBER 31, 1994
                                                                                  --------------------------------
                               CUMULATIVE                                                                     PRE-CAPITAL
                             MARCH 23, 1994                                           MARCH 23          SUBSCRIPTION PERIOD(1)
                              (COMMENCEMENT               YEARS ENDED               (COMMENCEMENT     ---------------------------
                            OF OPERATIONS) TO            DECEMBER 31,             OF OPERATIONS) TO   JANUARY 1 TO    YEAR ENDED
                              DECEMBER 31,      -------------------------------     DECEMBER 31,       MARCH 22,     DECEMBER 31,
                                  1997           1997       1996        1995            1994              1994           1993
                            -----------------   -------   ---------   ---------   -----------------   ------------   ------------
STATEMENT OF OPERATIONS
  DATA:
  Revenues................     $       --       $    --   $      --   $      --       $     --           $   --        $    --
  Operating loss..........        257,349        88,071      61,025      80,226         28,027            6,872         11,510
  Net loss applicable to
    ordinary partnership
    interests.............        255,238        88,788      71,969      68,237         26,244            6,872         11,510
  Net loss per weighted
    average ordinary
    partnership interest
    outstanding...........                         1.74        1.53        1.50           0.73
  Cash distributions per
    ordinary partnership
    interest-basic and
    diluted...............
OTHER DATA:
  Deficiency of earnings
    to cover fixed
    charges(2)............                      184,683      81,869         N/A            N/A
CASH FLOW DATA:
  Used in operating
    activities............        210,304        97,128      51,756      38,368         23,052
  Used in investing
    activities............      1,301,049       591,025     591,025     280,345         50,549
  Provided by partners'
    capital
    transactions..........        883,495       132,990     284,714     318,630        147,161
  Provided by (used in)
    other financing
    activities............      1,092,012       998,137      95,750      (1,875)

                                                                           DECEMBER 31,
                                                          ----------------------------------------------
                                                             1997         1996        1995        1994
                                                             ----         ----        ----        ----
BALANCE SHEET DATA:
  Cash and cash equivalents...........................    $  464,154    $ 21,180    $ 71,602    $ 73,560
  Total assets........................................     2,149,053     942,913     505,391     151,271
  Vendor financing liability..........................       197,723     130,694      42,219
  Debt................................................     1,099,531      96,000
  Redeemable preferred partnership interests..........       303,089     302,037
  Ordinary partners' capital..........................       380,828     315,186     386,838     112,944

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Results of Operations and Financial Condition of the Company, Globalstar, SatMex and Orion, and elsewhere in this Annual Report, are forward-looking statements that involve risks and uncertainties, many of which may be beyond the companies' control. The actual results that the companies achieve may differ materially from any forward-looking projections due to such risks and uncertainties.

     Loral Space & Communications Ltd. and its subsidiaries (the "Company" or "Loral") is one of the world's leading satellite companies, with substantial activities in both satellite manufacturing and satellite-based communications services. Space Systems/Loral, Inc. ("SS/L") is a leading designer and manufacturer of space systems. Loral Skynet ("Skynet"), acquired on March 14, 1997, is a leading provider of satellite communications services in the United States. Skynet owns and operates the Telstar satellite network and is expanding its business internationally. On November 17, 1997, a joint venture including Loral and another partner acquired 75% of SatMex, a satellite services provider to Mexico and South America. Loral also manages and is the largest equity owner of Globalstar, L.P. ("Globalstar"), a global, mobile satellite telephony system scheduled for service initiation in early 1999. Loral is pursuing additional satellite-based communications service opportunities, including CyberStar, a proposed worldwide high-speed broadband data services system initially using leased Ku-band transponder capacity on Skynet's Telstar 5 satellite. In addition, on March 20, 1998, Loral acquired Orion Network Systems, Inc. ("Orion"), a corporate data networking and satellite services company with operations in the United States and Europe that will be expanded to Asia/ Pacific and South America in 1998 and the first half of 1999, respectively.

     Loral was formed to effectuate the distribution of Loral Corporation's ("Old Loral") space and telecommunications businesses (the "Distribution") to shareholders of Old Loral pursuant to a merger agreement (the "Merger") dated January 7, 1996 between Old Loral and Lockheed Martin Corporation ("Lockheed Martin"). Loral operates on a December 31 fiscal year-end. The space and communications operations of Old Loral operated under a March 31 year-end.

RESULTS OF OPERATIONS

     In 1997, Loral accelerated its transformation from a company with extensive equity investments to a major satellite manufacturer and provider of satellite services by making a number of acquisitions that significantly affected its results of operations.

     In February 1997, Loral agreed to acquire the remaining 49% of the common stock of SS/L held by four international aerospace and communications companies (the "Alliance Partners") for $374 million paid in cash and Loral securities (see Note 3 to Loral's consolidated financial statements). On March 14, 1997, Loral acquired Skynet from AT&T for $462.1 million in cash.

     The acquisition of Skynet and the remaining equity interest in SS/L have been accounted for as purchases. Loral's consolidated financial statements for the year ended December 31, 1997, reflect the results of operations of SS/L from January 1, 1997, the elimination of the minority interest of the SS/L equity not owned by Loral during the period and the results of operations of Skynet from March 14, 1997. Prior to January 1, 1997, SS/L was accounted for using the equity method of accounting.

     In 1997, Loral increased its ownership of Globalstar by exercising existing warrants and rights to acquire 1,312,696 Globalstar ordinary partnership interests for $34.8 million in cash and by acquiring 2,748,372 Globalstar ordinary partnership interests from other Globalstar partners for $97.5 million in cash, 1,255,684 shares of Loral common stock and a deferred purchase price of $24.8 million. At December 31, 1997, Loral had a 40.1% interest in Globalstar's ordinary partnership interests.

     In connection with the privatization by the Mexican Government of its fixed satellite services business, Loral and Telefonica Autrey formed a joint venture, Firmamento Mexicano, S. de R.L. de C.V. ("Holdings"). On November 17, 1997, Holdings acquired 75% of the outstanding capital stock of SatMex for $646.8 million. The purchase price was financed by a Loral equity contribution of $94.6 million, a Telefonica Autrey equity contribution of $50.9 million and debt issued by Holdings. As part of the acquisition, Holdings issued a

$125.1 million seven year Government Obligation bearing interest at 6.03% to the Mexican Government in consideration for the assumption by SatMex of the debt incurred by Holdings in connection with the acquisition. The debt of SatMex and Holdings is non-recourse to Loral and Telefonica Autrey. However, Loral and Telefonica Autrey have agreed to maintain assets in a collateral trust in an amount equal to the value of the Government Obligation though December 30, 2000 and, thereafter, in an amount equal to 1.2 times the value of the Government Obligation until maturity. Loral has a 65% economic interest in Holdings and a 49% indirect economic interest in SatMex. Loral accounts for SatMex using the equity method. The consolidated financial statements reflect the equity in net loss of SatMex for the period November 17 to December 31, 1997.

     On March 20, 1998, Loral acquired all of the outstanding stock, as defined, of Orion in exchange for Loral common stock. Loral issued 17.9 million shares of its common stock and assumed existing Orion options and warrants to purchase 1.9 million shares of Loral common stock representing an aggregate purchase price of $467.0 million. Loral will include Orion's results from the date of acquisition using the purchase method of accounting. Orion is a provider of satellite-based communications services, focused primarily on private communications network services, Internet services and video distribution and other satellite transmission services. Orion provides multinational corporations with private communications networks designed to carry high speed data, fax, video teleconferencing, voice and other specialized services. Orion currently has one satellite in orbit and two satellites under construction. The cost of the two additional satellites under construction is fully funded. At December 31, 1997, Orion had unrestricted cash and cash equivalents of $70.0 million, restricted cash to be used for the satellites under construction and interest payments of $356.9 million and debt of $747.1 million which is expected to remain outstanding after the transaction. Orion's outstanding debt is non-recourse to Loral.

     Taxation: Loral is subject to U.S. Federal, state and local income taxation at regular corporate rates on any income that is effectively connected with the conduct of a U.S. trade or business. When such income is deemed removed from the U.S. business, it is subject to an additional 30% "branch profits" tax. Loral expects that a significant portion of its income will be from foreign sources and will not be effectively connected with a U.S. trade or business; some portion of this income, however, will be subject to taxation by certain foreign countries.

     The Company's U.S. subsidiaries are subject to U.S. taxes on their worldwide income. In addition, a 30% U.S. withholding tax will be imposed on dividends and interest paid by such subsidiaries to Loral Space & Communications Ltd.

  Comparison of Results of the Year Ended December 31, 1997
  and the Nine Months Ended December 31, 1996

     Revenues for the year ended December 31, 1997 totaled $1.5 billion before elimination of intercompany sales of $200.1 million. SS/L's sales were $1.4 billion before elimination of intercompany eliminations of $199.3 million. SS/L's commercial sales were $1.1 billion, including sales to Globalstar of $408.1 million, and sales to the U.S. government were $90.5 million. Skynet's sales were $69.3 million from date of acquisition to December 31, 1997. Revenue for the nine months ended December 31, 1996, represented management fees earned from SS/L of $5.1 million.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA")(1) for 1997 is as follows (in millions):

SS/L........................................................   $99.7
Skynet -- from March 14, 1997...............................    42.0
Corporate expenses and intercompany eliminations............   (33.2)
                                                              ------
EBITDA before development costs.............................   108.5
SatMex(2)...................................................     5.1
                                                              ------
Adjusted EBITDA before development costs(3).................  $113.6
                                                              ======

---------------
(1) EBITDA should not be construed as an alternative to net income, as an indicator of a company's operating performance, as cash flow from operations or as a measure of a company's liquidity.

(2) Represents Loral's proportionate share of SatMex's EBITDA from November 17, 1997.

(3) Development costs for CyberStar were $32.2 million and Loral's proportionate share of Globalstar's development costs was $33.3 million.

     EBITDA before development costs was $108.5 million in 1997. CyberStar development costs were $32.2 million and depreciation and amortization was $62.7 million, resulting in operating income for 1997 of $13.6 million. The nine months ended December 31, 1996, reflected an operating loss of $12.2 million primarily due to corporate expenses of $17.3 million.

     In connection with delayed payment in 1997 by two Asian customers for three satellites, SS/L stopped work, reduced backlog by $291 million, which will reduce future sales, and recorded a charge of $23 million. If the current programs for these three satellites are not restarted, the satellites will be sold to other customers.

     Interest income of $49.1 million for the year ended December 31, 1997 represents $42.6 million of interest earned on the investment of available cash during the year and interest on the GTL Convertible Preferred Equivalent Obligations ("GTL Convertible Preferreds") held by Loral (See Note 6 to Loral's consolidated financial statements), and $6.5 million of interest earned on orbital incentive payments. Interest income for the nine months ended December 31, 1996 of $34.7 million reflects the investment of available cash during the period and interest on the GTL Convertible Preferreds.

     Interest expense of $15.2 million, net of capitalized interest of $22.6 million, for 1997, reflects the assumption of SS/L's debt, borrowings under the Credit Agreement (see Note 7 to Loral's consolidated financial statements) and interest on Loral's outstanding Convertible Preferred Equivalent Obligations ("CPEOs") until June 5, 1997, when the CPEOs were exchanged for Loral 6% Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock"). Preferred dividends in 1997 of $26.3 million result from the exchange of the Company's CPEOs for Series C Preferred Stock. Interest expense for the nine months ended December 31, 1996 of $6.0 million reflects interest on the CPEOs for one quarter.

     The results of operations for 1997, reflect the gain on sale of K&F stock of $79.6 million, net of expenses.

     The Company's effective income tax rate for 1997 was 27.5%. The current year effective rate is lower than the statutory U.S. Federal income tax rate because, as a Bermuda company, a substantial portion of the Company's income is foreign source income not subject to Federal taxation.

     The minority interest expense in 1997 reflects the reduction of SS/L's income attributed to the Alliance Partners.

     The equity in net loss of affiliates for 1997 of $47.3 million reflects increased development costs at Globalstar as well as an increased ownership percentage by Loral in Globalstar. In addition, in connection with Loral's investment in SatMex in 1997, Loral recorded its share of SatMex's losses of $6.4 million. The equity in net loss of affiliates for the nine months ended December 31, 1996 reflects the Company's share of Globalstar losses of $18.1 million offset by the Company's share of SS/L's income of $13.4 million. In 1997, the Company discontinued using the equity method for SS/L and fully consolidated SS/L's results of operations.

     As a result of the above, net income applicable to common stockholders for 1997 was $13.7 million, or $0.06 per diluted share, compared to $8.9 million, or $0.04 per diluted share, for the nine months ended December 31, 1996. Diluted weighted average shares were 243.6 million for 1997 and 229.4 million for the nine months ended December 31, 1996.

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

     The results of operations for the periods through March 31, 1996, include allocations and estimates of certain expenses of Loral based upon estimates of actual services performed by Old Loral on behalf of Loral. The amount of corporate office expenses for such periods has been estimated based primarily on the allocation methodology prescribed by government regulations pertaining to government contractors, which management of Loral believes is a reasonable allocation method.

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

     Costs and expenses increased to $17.3 million for the nine months ended December 31, 1996 from $2.3 million for the nine months ended December 31, 1995. The primary reason for this increase is that 1996 expenses reflect the Company's operation of its satellite and telecommunications businesses on a stand-alone basis.

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

SUMMARY RESULTS OF OPERATIONS OF AFFILIATES

GLOBALSTAR

     Globalstar is a development stage partnership and has not commenced commercial service operations. The net loss applicable to ordinary partnership interests for the year ended December 31, 1997 was $88.8 million as compared to $56.6 million for the nine months ended December 31, 1996. The increase in the net loss is a result of increased marketing, general and administrative expenses of $10.7 million and an increase in development costs of $31.7 million as a result of increased activity in the development of Globalstar's user terminals, offset by an increase in interest income of $15.6 million as a result of higher average cash balances outstanding. Globalstar is expending significant funds for the construction, testing and deployment of the Globalstar System and expects such losses to continue through commencement of revenue generating service operations.

SATMEX

     For the period November 17, 1997 to December 31, 1997, SatMex had revenues, EBITDA, operating income and a net loss of $12.5 million, $10.5 million, $4.8 million and $13.1 million, respectively (unaudited). The net loss is primarily attributed to interest expense of $16.2 million on debt issued to finance the acquisition, which includes a charge for $8.9 million of fees associated with a bridge loan. SatMex expects such losses to continue through 1999 until funds from operations reduce outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

     Loral intends to capitalize on its innovative capabilities, market position and advanced technologies to offer value-added satellite-based services as part of the evolving worldwide communications networks and, where appropriate, to form strategic alliances with major telecommunications service providers and equipment manufacturers to enhance and expand its satellite-based communications service opportunities. In order to pursue such opportunities, Loral may seek funds from strategic partners and other investors, through incurrence of debt or the issuance of additional equity.

     At December 31, 1997, Loral had $226.5 million of cash and cash equivalents. Loral intends to utilize its existing capital base and access to the capital markets to construct and operate additional satellites, make additional investments in Globalstar and Globalstar service provider opportunities and invest in additional satellite communications service opportunities.

     On November 14, 1997, the Company, through its wholly owned subsidiary Loral SpaceCom Corporation, entered into a $850 million credit facility with a group of banks (see Note 7 to Loral's consolidated financial statements). The facility consists of a $500 million revolving credit facility, a $275 million term loan and a $75 million letter of credit facility. The facility replaced SS/L's existing credit facility. The facility is secured by the stock of Loral SpaceCom Corporation and SS/L and contains various covenants including an interest coverage ratio, debt to capitalization ratios and restrictions on cash transfers to its parent. At December 31, 1997, there was $435.4 million outstanding under this agreement and other similar credit agreements with SS/L.

     Skynet:   Skynet currently has two high-powered satellites operating in orbit. Loral intends to expand Skynet's business to become a worldwide satellite service provider through the construction of additional satellites and has four satellites under construction by SS/L. Loral anticipates that a portion of the funds required for construction of these additional satellites will be provided through additional borrowings or the issuance of additional equity.

     Globalstar:   On February 14, 1998, Globalstar launched its first four
satellites. Globalstar expects to begin commercial service in early 1999 following the launch of 44 satellites during 1998. The remaining 12 satellites, including eight in-orbit spares, will be launched in the first half of 1999.

     Globalstar's current budgeted expenditures for the design, construction and deployment of the Globalstar System, including working capital, cash interest on borrowings and operating expenses is approximately $2.7 billion. As of December 31, 1997, Globalstar had raised or received commitments for approximately $2.6 billion.

     In addition, Globalstar has agreed to purchase from SS/L eight additional spare satellites at a cost estimated at $175 million. Further, in order to accelerate the deployment of gateways around the world Globalstar has agreed to finance approximately $80 million of the cost of up to 32 of the initial 38 gateways. Globalstar expects to recover this financing upon resale of such gateways to its partners and service providers.

     SS/L is the prime contractor for the design and construction of Globalstar's satellites. In connection therewith, SS/L and its subcontractors have committed $353 million of vendor financing to Globalstar, of which $121 million of such vendor financing is effectively borne by the subcontractors.

     Commitments and Contingencies: In connection with the Merger between Old Loral and Lockheed Martin, Lockheed Martin assumed approximately $206 million of the guarantee under the Globalstar Credit Agreement. The balance of $44 million of the guarantee was assumed by various Globalstar partners, including $11.7 million by SS/L. Loral has agreed to indemnify Lockheed Martin for its liability, if any, in excess of $150 million under its guarantee of the Globalstar Credit Agreement. Globalstar is currently financed without recourse to Loral other than the indemnification described above.

     In 1997, two in-orbit satellites built by SS/L experienced solar array circuit failures. One of the customers has asserted that, in light of the failures and uncertainty as to further failures, it has not accepted the satellite. Loral believes that the customer was contractually required to accept the satellite at completion of in-orbit testing and that risk of loss has passed to the customer. In addition, another customer has requested that SS/L structure an arrangement whereby a satellite under construction would be sold to another customer. Management believes that these matters will not have a material adverse effect on the financial condition or results of operations of Loral.

     Cash Used and Provided. Cash used in operating activities for the year ended December 31, 1997 was $230.2 million, primarily due to an increase in satellite contracts in process and inventories of $152.8 million, a decrease in customer advances of $57.8 million due to the progress on commercial satellite contracts and an increase in deposits of $107.7 million, offset by funds generated by earnings before depreciation and amortization, taxes, gain on sale of K&F stock, minority interest and equity in net loss of affiliates of $110.2 million. Cash used in operating activities for the nine months ended December 31, 1996, was $3.0 million, primarily due to increases in other current assets, offset by funds generated from earnings before depreciation, taxes and equity in net loss of affiliates of $17.5 million.

     Cash used in investing activities for the year ended December 31, 1997 was $1.0 billion primarily due to the purchase of Skynet and the SS/L equity interests (see Note 3 to Loral's consolidated financial statements); the purchase of equity interests in Globalstar and SatMex (see Note 6 to Loral's consolidated financial statements); capital expenditures of $255.3 million primarily for the construction of the Telstar satellites by SS/L for Skynet and facility expansion and renovation at SS/L; and other assets of $63.5 million, offset by the proceeds from the sale of K&F stock. Cash used in investing activities for the nine months ended December 31, 1996 was $2.0 million due primarily to the purchase of $2.5 million principal amount of GTL Convertible Preferred Equivalent Obligations in April 1996 and the purchase of SS/L equity interests, offset by the sale of certain fixed assets.

     Net cash provided by financing activities for the year ended December 31, 1997 and December 31, 1996 was $298.8 million and $1.2 billion, respectively, primarily as a result of borrowings under credit facilities in 1997 and the net proceeds from the Distribution and the net proceeds from the issuance of the CPEOs in 1996.

YEAR 2000 ISSUE

     The Company is evaluating the potential effect of the year 2000 on its information processing systems. It is not known at this time what modifications, if any, will be required. All costs associated with any modification will be expensed as incurred.

ACCOUNTING PRONOUNCEMENTS:

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), and in February 1998, issued statement No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS 131 establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. SFAS 132 expands and standardizes the disclosure requirements for pensions and other postretirement benefits. The Company is required to adopt SFAS 130, SFAS 131 and SFAS 132 in 1998, and the Company's consolidated financial statements will reflect the appropriate disclosures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has limited involvement with derivative financial instruments and does not use such instruments for trading purposes. The derivative financial instruments are used to manage foreign currency exchange risk.

     At December 31, 1997, the Company had foreign currency exchange contracts (forwards and swaps) with several banks to purchase and sell foreign currencies, primarily Japanese yen, aggregating $175.1 million. Such contracts were designated as hedges of certain foreign contracts and subcontracts to be performed by SS/L through May 2006. The fair value of these contracts, based on quoted market prices, was $139.0 million at December 31, 1997. At December 31, 1997, deferred gains on forward contracts to sell foreign currencies, primarily yen, were $26.6 million and deferred losses on forward contracts to purchase foreign currencies, primarily yen, were $9.5 million.

     The Company is exposed to credit-related losses in the event of nonperformance by counter parties to these financial instruments, but does not expect any counter party to fail to meet its obligation.

     The maturity of foreign currency exchange contracts held at December 31, 1997 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts and payments to vendors under subcontracts. These foreign exchange contracts mature as follows (in thousands):

                                                    TO PURCHASE            TO SELL
                                                 ------------------   ------------------
                                                    AT        AT         AT        AT
                     YEARS                       CONTRACT   MARKET    CONTRACT   MARKET
                  TO MATURITY                      RATE      RATE       RATE      RATE
                  -----------                    --------   -------   --------   -------
1..............................................  $68,582    $59,937   $ 20,711   $14,766
2 to 5.........................................    5,804      4,939     65,276    48,975
6 to 10........................................                         14,750    10,385
                                                 -------    -------   --------   -------
                                                 $74,386    $64,876   $100,737   $74,126
                                                 =======    =======   ========   =======

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Financial Statement Schedules on pages 28 and 29.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Information required for this item is set forth in the Company's 1998 definitive proxy statement which is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

        NAME           AGE                              POSITION
        ----           ---                              --------
Bernard L.
  Schwartz...........  72     Chairman of the Board of Directors and Chief Executive
                              Officer since January 1996. Prior to that, Chairman and
                              Chief Executive Officer of Old Loral since 1972.
Gregory J. Clark.....  55     President and Chief Operating Officer since January 1998.
                              Prior to that, President of News Technology Group, a
                              division of News Corporation, since September 1994. Prior to that, Director of Science and Technology of IBM in Australia since 1988.
Michael P.
  DeBlasio...........  61     First Senior Vice President and Chief Financial Officer
                              since February 1998. Prior to that, Senior Vice President
                              and Chief Financial Officer since March 1996. Prior to that,
                              Senior Vice President -- Finance of Old Loral since 1979.
Robert E. Berry......  69     Senior Vice President since November 1996 and President of
                              Space Systems/Loral since 1990.
Nicholas C. Moren....  51     Senior Vice President and Treasurer since February 1998.
                              Prior to that, Vice President and Treasurer since March
                              1996. Prior to that, Vice President and Treasurer of Old
                              Loral since April 1991.
Eric J. Zahler.......  47     Senior Vice President, General Counsel and Secretary since
                              February 1998. Prior to that, Vice President, General
                              Counsel and Secretary since March 1996. Prior to that, Vice
                              President and General Counsel of Old Loral since April 1992.
                              Prior to that, partner in the law firm of Fried, Frank,
                              Harris, Shriver & Jacobson.
W. Neil Bauer........  51     Vice President since March 1998. Prior to that, Chief
                              Executive Officer and President of Orion Network Systems,
                              Inc. since September 1993. Prior to that, President of Orion
                              Network Systems, Inc. since March 1993.
Terry J. Hart........  51     Vice President since February 1998 and President of Loral
                              Skynet since March 1997. Prior to that, Division Manager of
                              AT&T Skynet Satellite Services since 1991.
Ronald C. Maehl......  50     Vice President since February 1998 and President of
                              CyberStar since March 1997. Prior to that, Senior Vice
                              President of Strategic Ventures of SS/L since April 1996.
                              Prior to that, Senior Vice President of Advance Programs of
                              SS/L since January 1993.
Laurence D. Atlas....  40     Vice President, Government Relations -- Telecommunications
                              since May 1997. Prior to that, Associate Chief of the Common
                              Carrier Bureau of the FCC since January 1995. Prior to that,
                              Associate Chief of the FCC's Wireless Telecommunications
                              Bureau since November 1994. Prior to that, associate in the law firm of Willkie Farr & Gallagher since 1982.
Jeanette H. Clonan...  49     Vice President -- Communications and Investor Relations
                              since November 1996. Prior to that, Director -- Corporate
                              Communications from June 1996. Prior to that, Vice
                              President -- Corporate Relations of Jamaica Water Securities
                              since September 1992.
Stephen L. Jackson...  56     Vice President -- Administration since March 1997. Prior to that, Vice President -- Administration of Old Loral since
                              1978.

        NAME           AGE                              POSITION
        ----           ---                              --------
Avi Katz.............  39     Vice President, Deputy General Counsel and Assistant
                              Secretary since February 1998. Prior to that, Deputy General
                              Counsel and Assistant Secretary since August 1997. Prior to that, Associate General Counsel and Assistant Secretary
                              since July 1996. Prior to that, associate in the law firm of
                              Willkie Farr & Gallagher since 1987.
Jerald A. Lindfelt...  51     Vice President -- Business Operations since March 1997.
                              Prior to that, Division President of Old Loral since July
                              1991.
Russell R. Mack......  43     Vice President -- Business Ventures since February 1998.
                              Prior to that, Director of Business Planning and Development since April 1996. Prior to that, Manager of Project Finance of Old Loral since July 1991.
Harvey B. Rein.......  44     Vice President and Controller since April 1996. Prior to
                              that, Assistant Controller of Old Loral since 1985. \
Thomas B. Ross.......  68     Vice President -- Government Relations since November 1996.
                              Prior to that, Vice President -- Corporate Communications
                              from April 1996. Prior to that, Vice
                              President -- Communications of Globalstar from May 1995 to
                              April 1996. Prior to that, Special Assistant to the
                              President and Senior Director for Public Affairs of the
                              National Security Council from April 1994 to May 1995 and
                              Senior Vice President of Hill & Knowlton.

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under Items 11, 12 and 13, is set forth in the Company's 1998 definitive proxy statement which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

                                                              PAGE
                                                              ----
Index to Financial Statements...............................  F-1

Loral Space & Communications Ltd.
  Independent Auditors' Report..............................  F-2
  Consolidated Balance Sheets as of December 31, 1997 and
     December 31, 1996......................................  F-3
  Consolidated Statements of Operations for the year ended
     December 31, 1997, for the nine months ended December
     31, 1996 and for the year ended March 31, 1996.........  F-4
  Consolidated Statements of Shareholders' Equity/Invested
     Equity for the year ended December 31, 1997, for the
     nine months ended December 31, 1996 and for the year
     ended March 31, 1996...................................  F-5
  Consolidated Statements of Cash Flows for the year ended
     December 31, 1997, for the nine months ended December
     31, 1996 and for the year ended March 31, 1996.........  F-6
  Notes to Consolidated Financial Statements................  F-7

Space Systems/Loral, Inc.
  Independent Auditors' Report..............................  F-29
  Consolidated Balance Sheets as of December 31, 1996.......  F-30

                                                              PAGE
                                                              ----
  Consolidated Statements of Income for the nine months
     ended December 31, 1996 and the year ended March 31,
     1996...................................................  F-31
  Consolidated Statements of Shareholders' Equity for the
     nine months ended December 31, 1996 and the year ended
     March 31, 1996.........................................  F-32
  Consolidated Statements of Cash Flows for the nine months
     ended December 31, 1996 and the year ended March 31,
     1996...................................................  F-33
  Notes to Consolidated Financial Statements................  F-34

Globalstar, L.P. (A development stage limited partnership)
  Independent Auditors' Report..............................    *
  Consolidated Balance Sheets as of December 31, 1997 and
     1996...................................................    *
  Consolidated Statements of Operations for the years ended
     December 31, 1997 and 1996 and 1995 and cumulative.....    *
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996, 1995 and cumulative...........    *
  Consolidated Statements of Partners' Capital and
     Subscriptions Receivable for the period March 23, 1994
     (commencement of operations) to December 31, 1997......    *
  Notes to Consolidated Financial Statements................    *

---------------
* Incorporated herein by reference from the Annual Report on Form 10-K of Globalstar Telecommunications Limited for the year ended December 31, 1997, pages F-13 through F-32.

     (a) 2. Financial Statement Schedules
            Independent Auditors' Report............................   S-1
            Schedule I -- Condensed Financial Information of
            Registrant..............................................   S-2

            Financial statement schedules not listed are either not required or the information required is reflected in the consolidated financial statements.

     (a) 3. Exhibits

EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------
     2.1         Restructuring, Financing and Distribution Agreement, dated as of January 7, 1996, among Loral Corporation, Loral
                 Aerospace Holdings, Inc., Loral Aerospace Corp., Loral
                 General Partner, Inc., Loral Globalstar L.P., Loral
                 Globalstar Limited, the Registrant and Lockheed Martin
                 Corporation(1)
     2.2         Amendment to Restructuring, Financing and Distribution
                 Agreement, dated as April 15, 1996(1)
     2.3         Agreement for the Purchase and Sale of Assets dated as of
                 September 25, 1996 by and between AT&T Corp., as Seller, and
                 Loral Space & Communications Ltd., as Buyer(2)
     2.4         First Amendment to Agreement for the Purchase and Sale of
                 Assets dated as of March 14, 1997 by and between AT&T Corp., as Seller, and Loral Space & Communications Ltd., as
                 Buyer(3)
     2.5         Agreement and Plan of Merger dated as of October 7, 1997 by and among Orion Network Systems, Inc., Loral Space &
                 Communications Ltd. and Loral Satellite Corporation(4)
     2.6         First Amendment to Agreement and Plan of Merger dated as of
                 February 11, 1998 by and among Orion Network Systems, Inc.,
                 Loral Space & Communications Ltd. and Loral Satellite
                 Corporation.(5)
     2.7         Second Amendment to Agreement and Plan of Merger dated as of
                 March 20, 1998 by and among Orion Network Systems, Inc.,
                 Loral Space & Communications Ltd. and Loral Satellite
                 Corporation.+
     3.1         Memorandum of Association(1)
     3.2         Memorandum of Increase of Share Capital(1)

EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------
     3.3         Second Amended and Restated Bye-laws(1)
     3.4         Schedule III to Second Amended and Restated Bye-laws
                 relating to Registrant's 6% Series C Convertible Redeemable
                 Preferred Stock(6)
     4.1         Rights Agreement dated March 27, 1996 between the Registrant and The Bank of New York, Rights Agent(1)
    10.1         Shareholders Agreement dated as of April 23, 1996 between
                 Loral Corporation and the Registrant(1)
    10.2         Tax Sharing Agreement dated as of April 22, 1996 between
                 Loral Corporation, the Registrant, Lockheed Martin
                 Corporation and LAC Acquisition Corporation(1)
    10.3         Exchange Agreement dated as of April 22, 1996 between the
                 Registrant and Lockheed Martin Corporation(1)
    10.4         Amended and Restated Agreement of Limited Partnership of
                 Globalstar, L.P., dated as of March 6, 1996 among
                 Loral/Qualcomm Satellite Services, L.P., Globalstar
                 Telecommunications Limited, AirTouch Satellite Services, San
                 Giorgio S.p.A., Hyundai/ Dacom, Loral/DASA Globalstar, L.P.,
                 Loral Globalstar, L.P., TE.S.AM. and Vodastar Limited(7)
    10.5         Service Provider Agreements by and between Globalstar, L.P.
                 and each of Loral General Partner, Inc. and Loral/DASA
                 Globalstar, L.P.(8)
    10.6         Contract between Globalstar, L.P. and Space Systems/Loral,
                 Inc.(8)
    10.7         1996 Stock Option Plan(1)++
    10.8         Common Stock Purchase Plan for Non-Employee Directors(1)++
    10.9         Employment Agreement between the Registrant and Bernard L.
                 Schwartz(1)++
    10.9.1       Amendment dated as of March 1, 1997 to Employment Agreement between the Registrant and Bernard L. Schwartz+++
    10.10        Registration Rights Agreement dated as of August 9, 1996
                 among Loral Space & Communications Ltd., Lehman Brothers
                 Capital Partners II, L.P., Lehman Brothers Merchant Banking
                 Portfolio Partnership L.P., Lehman Brothers Offshore
                 Investment Partnership L.P. and Lehman Brothers Offshore
                 Investment Partnership-Japan L.P.(9)
    10.11        Registration Rights Agreement dated November 6, 1996
                 relating to the Registrant's 6% Convertible Preferred
                 Equivalent Obligations due 2006(6)
    10.12        Registration Rights Agreement (Series C Preferred Stock)
                 dated as of March 31, 1997 between Loral Space &
                 Communications Ltd. and Finmeccanica S.p.A. and dated as
                 June 23, 1997 among Loral Space & Communications Ltd.,
                 Aerospatiale SNI and Alcatel Espace(10)
    10.13        Registration Rights Agreement (Common Stock) dated as of
                 June 23, 1997 among Loral Space & Communications Ltd.,
                 Aerospatiale SNI and Alcatel Espace(10)
    10.14        Alliance Agreement dated as of June 23, 1997 among Loral
                 Space & Communications Ltd., Aerospatiale SNI, Alcatel
                 Espace and Finmeccanica S.p.A.(10)
    10.15        Principal Stockholder Agreement dated as of October 7, 1997 among Loral Space & Communications Ltd., Loral Satellite
                 Corporation, Orion Network Systems, Inc. and certain Orion stockholders signatory thereto(4)
    10.16        Amended and Restated Credit and Participation Agreement,
                 dated as of November 14, 1997, among Loral SpaceCom
                 Corporation, Space Systems/Loral, Inc., the Banks parties
                 thereto, Bank of America National Trust and Savings
                 Association, as Administrative Agent, and Istituto Bancario
                 San Paolo di Torino S.p.A, individually and as Italian
                 Export Financing and Arranger and as Selling Bank(11)
    10.17        Agreement of Limited Partnership of CyberStar, L.P. dated as of June 30, 1997+
    10.18        Purchase and Sale Agreement dated November 17, 1997 between the Federal Government of the United Mexican States and
                 Corporativo Satelites Mexicanos, S.A. de C.V. for the
                 purchase and sale of the capital stock of Satelites
                 Mexicanos, S.A. de C.V. (English translation of Spanish
                 original)+

EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------
    10.19        Membership Agreement dated and effective as of November 17,
                 1997 among Loral SatMex Ltd. and Ediciones Enigma, S.A. de
                 C.V. and Firmamento Mexicano, S. de R.L. de C.V.+
    10.20        Letter Agreement dated December 29, 1997 between Loral Space
                 & Communications Ltd., Telefonica Autrey S.A. de C.V.,
                 Donaldson, Lufkin & Jenrette Securities Corporation, Lehman
                 Brothers Inc. and Lehman Commercial Paper Inc. and related
                 Agreement between the Federal Government of United Mexican
                 States, Telefonica Autrey, S.A. de C.V., Ediciones Enigma,
                 S.A. de C.V., Loral Space & Communications Ltd., Loral
                 SatMex Ltd. and Servicios Corporativos Satelitales, S.A. de
                 C.V.+
    12           Statement Re: Computation of Ratios+
    21           List of Subsidiaries of the Registrant+
    23           Consent of Deloitte & Touche LLP+
    27           Financial Data Schedule (EDGAR only)+
    99.1         Consolidated Financial Statements of Globalstar, L.P. and
                 Independent Auditors' Report(12)

---------------

 (1) Incorporated by reference to the Registrant's Registration Statement on Form 10 (No. 1-14180).

 (2) Incorporated by reference to the Registrant's Form 8-K filed on September 27, 1996.

 (3) Incorporated by reference to the Registrant's Form 8-K filed on March 28, 1997.

 (4) Incorporated by reference to the Registrant's Form 8-K filed on October 10, 1997.

 (5) Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed on February 17, 1998 (File No. 333-46407).

 (6) Incorporated by reference to the Registrant's Form 10-K for the nine month period ended December 31, 1996.

 (7) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed by Globalstar Telecommunications Limited (File No. 0-25456).

 (8) Incorporated by reference to the Registration Statement on Form S-1 of Globalstar Telecommunications Limited (File No. 33-86808).

 (9) Incorporated by reference to the Registrant's Form 8-K filed on August 13, 1996.

(10) Incorporated by reference to the Registrant's Form 8-K filed on July 8,
     1997.

(11) Incorporated by reference to the Registrant's Form 8-K filed on December 9, 1997.

(12) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed by Globalstar Telecommunications Limited (File No. 0-25456).

   + Filed herewith.

   ++ Management compensation plan.

 (b) Reports on Form 8-K

 DATE OF REPORT
 --------------
October 7, 1997     Item 5 - Loral entered into a Merger Agreement with Orion
                    Network Systems, Inc.
November 14, 1997   Item 5 - Loral SpaceCom Corporation entered into an $850
                    million credit facility. Loral joint venture entered into an agreement to acquire 75% of SatMex.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LORAL SPACE & COMMUNICATIONS LTD.

                                          By:         BERNARD L. SCHWARTZ
                                            ------------------------------------
                                                    Bernard L. Schwartz
                                                 (Chairman of the Board and
                                                  Chief Executive Officer)
                                                    Date: March 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    SIGNATURES                                       TITLE                         DATE
                    ----------                                       -----                         ----

                BERNARD L. SCHWARTZ                  Chairman of the Board, Chief Executive     March 30, 1998
---------------------------------------------------  Officer and Director (Principal
                Bernard L. Schwartz                  Executive Officer)

                   HOWARD GITTIS                     Director                                   March 30, 1998
---------------------------------------------------
                   Howard Gittis

                  ROBERT B. HODES                    Director                                   March 30, 1998
---------------------------------------------------
                  Robert B. Hodes

                   GERSHON KEKST                     Director                                   March 30, 1998
---------------------------------------------------
                   Gershon Kekst

                  CHARLES LAZARUS                    Director                                   March 30, 1998
---------------------------------------------------
                  Charles Lazarus

                MALVIN A. RUDERMAN                   Director                                   March 30, 1998
---------------------------------------------------
                Malvin A. Ruderman

                 E. DONALD SHAPIRO                   Director                                   March 30, 1998
---------------------------------------------------
                 E. Donald Shapiro

                  ARTHUR L. SIMON                    Director                                   March 30, 1998
---------------------------------------------------
                  Arthur L. Simon

                DANIEL YANKELOVICH                   Director                                   March 30, 1998
---------------------------------------------------
                Daniel Yankelovich

                MICHAEL P. DEBLASIO                  First Senior Vice President and            March 30, 1998
---------------------------------------------------  Chief Financial Officer
                Michael P. DeBlasio                  (Principal Financial Officer)

                  HARVEY B. REIN                     Vice President and Controller              March 30, 1998
---------------------------------------------------  (Principal Accounting Officer)
                  Harvey B. Rein

                         INDEX TO FINANCIAL STATEMENTS

Loral Space & Communications Ltd. and Subsidiaries

  Independent Auditors' Report..............................  F-2
  Consolidated Balance Sheets as of December 31, 1997 and
     1996...................................................  F-3
  Consolidated Statements of Operations for the year ended
     December 31, 1997, nine months ended December 31, 1996
     and year ended March 31, 1996..........................  F-4
  Consolidated Statements of Shareholders' Equity/Invested
     Equity for the year ended December 31, 1997, nine
     months ended December 31, 1996 and year ended March 31,
     1996...................................................  F-5
  Consolidated Statements of Cash Flows for the year ended
     December 31, 1997, nine months ended December 31, 1996
     and year ended March 31, 1996..........................  F-6
  Notes to Consolidated Financial Statements................  F-7

Space Systems/Loral, Inc.
  Independent Auditors' Report..............................  F-29
  Consolidated Balance Sheet as of December 31, 1996........  F-30
  Consolidated Statements of Income for the nine months
     ended December 31, 1996 and the year ended March 31,
     1996...................................................  F-31
  Consolidated Statements of Shareholders' Equity for the
     nine months ended December 31, 1996 and the year ended
     March 31, 1996.........................................  F-32
  Consolidated Statements of Cash Flows for the nine months
     ended December 31, 1996 and the year ended March 31,
     1996...................................................  F-33
  Notes to Consolidated Financial Statements................  F-34

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of Loral Space & Communications Ltd.

     We have audited the accompanying consolidated balance sheets of Loral Space & Communications Ltd. (a Bermuda company) and its subsidiaries (collectively, the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity/invested equity and cash flows for the year ended December 31, 1997, the nine months ended December 31, 1996 and the year ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997, the nine months ended December 31, 1996 and the year ended March 31, 1996 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
New York, New York
March 6, 1998
(March 20, 1998 as to the fifth
paragraph of Note 3)

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $  226,547    $1,180,752
  Contracts in process......................................     468,134
  Inventories...............................................      98,325
  Other current assets......................................      51,612        29,555
                                                              ----------    ----------
Total current assets........................................     844,618     1,210,307
Property, plant and equipment, net..........................     926,679        17,939
Cost in excess of net assets acquired, less amortization....     361,411
Long-term receivables.......................................      78,639
Investments in affiliates...................................     472,639       443,057
Deposits....................................................     154,970
Other assets................................................     165,980        28,023
                                                              ----------    ----------
                                                              $3,004,936    $1,699,326
                                                              ==========    ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of debt...................................  $    2,146
  Accounts payable..........................................     231,519    $   10,708
  Accrued employment costs..................................      38,797
  Customer advances.........................................      68,287
  Accrued interest and preferred dividends..................      11,192         6,000
  Other current liabilities.................................      25,931
  Income taxes payable......................................      25,934         2,311
  Deferred income taxes.....................................       4,187           112
                                                              ----------    ----------
Total current liabilities...................................     407,993        19,131
Deferred income taxes.......................................      99,696         4,611
Pension and other postretirement liabilities................      48,398        19,723
Long-term liabilities.......................................      31,388         2,500
Long-term debt..............................................     433,252
Minority interest...........................................      10,964
Convertible preferred equivalent obligations ($600,000
  principal amount).........................................                   583,292
Commitments and contingencies (Notes 6, 7 and 12)
Shareholders' equity:
  Series A convertible preferred stock, $.01 par value;
     150,000,000 shares authorized, 45,896,977 shares
     issued.................................................         459           459
  Series B preferred stock, $.01 par value; 750,000 shares
     authorized and unissued................................
  6% Series C convertible redeemable preferred stock
     ($745,472 redemption value), $.01 par value; 20,000,000
     shares authorized, 14,909,437 shares issued............     733,762
  Common stock, $.01 par value; 750,000,000 shares
     authorized, 200,950,864 and 191,092,308 shares
     issued.................................................       2,010         1,911
  Paid-in capital...........................................   1,216,128     1,058,822
  Treasury stock, at cost; 101,053 shares...................      (1,680)
  Retained earnings.........................................      22,566         8,877
                                                              ----------    ----------
Total shareholders' equity..................................   1,973,245     1,070,069
                                                              ----------    ----------
                                                              $3,004,936    $1,699,326
                                                              ==========    ==========

                See notes to consolidated financial statements.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                         NINE MONTHS
                                                          YEAR ENDED        ENDED        YEAR ENDED
                                                         DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                                             1997            1996           1996
                                                         ------------    ------------    ----------
Revenues...............................................   $1,312,591
Management fee from affiliate..........................                    $  5,088       $  5,608
Costs and expenses.....................................    1,299,039         17,289          3,021
                                                          ----------       --------       --------
Operating income (loss)................................       13,552        (12,201)         2,587
Interest and investment income.........................       49,069         34,699
Interest expense.......................................       15,230          6,000         10,524
Gain on sale of K&F stock..............................       79,591
                                                          ----------       --------       --------
Income (loss) before income taxes, minority interest
  and equity in net loss of affiliates.................      126,982         16,498         (7,937)
Income taxes...........................................       34,871          2,912         (2,780)
                                                          ----------       --------       --------
Income (loss) before minority interest and equity in
  net loss of affiliates...............................       92,111         13,586         (5,157)
Minority interest......................................       (4,834)
Equity in net loss of affiliates.......................      (47,273)        (4,709)        (8,628)
                                                          ----------       --------       --------
Net income (loss)......................................       40,004          8,877        (13,785)
Preferred dividends and accretion......................      (26,315)
                                                          ----------       --------       --------
Net income (loss) applicable to common stockholders....   $   13,689       $  8,877       $(13,785)
                                                          ==========       ========       ========
Earnings (loss) per share:
  Basic................................................   $     0.06       $   0.04       $   (.08)
                                                          ==========       ========       ========
  Diluted..............................................   $     0.06       $   0.04       $   (.08)
                                                          ==========       ========       ========
Weighted average shares outstanding:
  Basic................................................      242,070        228,997        183,580
                                                          ==========       ========       ========
  Diluted..............................................      243,591        229,396        183,580
                                                          ==========       ========       ========

                See notes to consolidated financial statements.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/INVESTED EQUITY YEAR ENDED DECEMBER 31, 1997, NINE MONTHS ENDED DECEMBER 31, 1996 AND
                           YEAR ENDED MARCH 31, 1996
                    (In thousands, except per share amounts)

                                                                6% SERIES C
                                              SERIES A          CONVERTIBLE
                                             CONVERTIBLE         REDEEMABLE
                                           PREFERRED STOCK    PREFERRED STOCK       COMMON STOCK
                                           ---------------   ------------------   ----------------
                                           SHARES            SHARES               SHARES              PAID-IN     INVESTED
                                           ISSUED   AMOUNT   ISSUED     AMOUNT    ISSUED    AMOUNT    CAPITAL      EQUITY
                                           ------   ------   -------   --------   -------   ------   ----------   ---------
Balance March 31, 1995...................                                                                         $ 251,819
Advances from Old Loral..................                                                                           116,362
Net loss.................................                                                                           (13,785)
Incorporation of Loral Space &
 Communications Ltd......................                                              12            $  354,396    (354,396)
                                           ------    ----    -------   --------   -------   ------   ----------   ---------
Balance March 31, 1996...................                                              12               354,396          --
Advances from Old Loral..................                                                                 2,425
April 23, 1996 Distribution:
   Other assets transferred and
     liabilities assumed, net from Old
     Loral...............................                                                                 4,070
   Common stock issued to Old Loral
     shareholders and option holders.....                                         183,580   $1,836      254,152
   Sale of Series A Convertible Preferred
     Stock...............................  45,897    $459                                               343,541
Common stock issued to acquire interest
 in SS/L.................................                                           7,500      75       100,238
Net income...............................
                                           ------    ----    -------   --------   -------   ------   ----------   ---------
Balance December 31, 1996................  45,897     459                         191,092   1,911     1,058,822
Shares issued:
 Exercise of stock options and related
   tax benefits, net of shares
   tendered..............................                                             208       2         2,015
 Employee savings plan...................                                             352       4         6,997
 Acquisition of equity interest in
   SS/L..................................                      2,909   $149,600     8,043      80       130,820
 Acquisition of Globalstar partnership
   interests.............................                                           1,256      13        17,474
 Mandatory exchange of Convertible
   Preferred Equivalent Obligations, net
   of unamortized issue costs............                     12,000    583,282
Preferred dividends $3.00 per share......
Accretion to Series C Convertible
 Redeemable Preferred Stock redemption
 value...................................                                   880
Net income...............................
                                           ------    ----    -------   --------   -------   ------   ----------   ---------
Balance at December 31, 1997.............  45,897    $459     14,909   $733,762   200,951   $2,010   $1,216,128   $      --
                                           ======    ====    =======   ========   =======   ======   ==========   =========


                                                                     TOTAL
                                           TREASURY   RETAINED   SHAREHOLDERS'
                                            STOCK     EARNINGS      EQUITY
                                           --------   --------   -------------
Balance March 31, 1995...................                         $  251,819
Advances from Old Loral..................                            116,362
Net loss.................................                            (13,785)
Incorporation of Loral Space &
 Communications Ltd......................
                                           -------    --------    ----------
Balance March 31, 1996...................                            354,396
Advances from Old Loral..................                              2,425
April 23, 1996 Distribution:
   Other assets transferred and
     liabilities assumed, net from Old
     Loral...............................                              4,070
   Common stock issued to Old Loral
     shareholders and option holders.....                            255,988
   Sale of Series A Convertible Preferred
     Stock...............................                            344,000
Common stock issued to acquire interest
 in SS/L.................................                            100,313
Net income...............................             $  8,877         8,877
                                           -------    --------    ----------
Balance December 31, 1996................                8,877     1,070,069
Shares issued:
 Exercise of stock options and related
   tax benefits, net of shares
   tendered..............................  $(1,680)                      337
 Employee savings plan...................                              7,001
 Acquisition of equity interest in
   SS/L..................................                            280,500
 Acquisition of Globalstar partnership
   interests.............................                             17,487
 Mandatory exchange of Convertible
   Preferred Equivalent Obligations, net
   of unamortized issue costs............                            583,282
Preferred dividends $3.00 per share......              (25,435)      (25,435)
Accretion to Series C Convertible
 Redeemable Preferred Stock redemption
 value...................................                 (880)
Net income...............................               40,004        40,004
                                           -------    --------    ----------
Balance at December 31, 1997.............  $(1,680)   $ 22,566    $1,973,245
                                           =======    ========    ==========

                See notes to consolidated financial statements.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               YEAR ENDED    NINE MONTHS ENDED   YEAR ENDED
                                                              DECEMBER 31,     DECEMBER 31,      MARCH 31,
                                                                  1997             1996             1996
                                                              ------------   -----------------   ----------
Operating activities:
  Net income (loss).........................................  $    40,004       $    8,877       $ (13,785)
  Gain on the sale of K&F stock.............................      (79,591)
  Equity in net loss of affiliates..........................       47,273            4,709           8,628
  Minority interest.........................................        4,834
  Deferred taxes............................................          419             (926)          3,838
  Accretion on GTL CPEOs....................................       (1,739)
  Depreciation and amortization.............................       62,764            1,051
Changes in operating assets and liabilities, net of
  acquisitions:
  Contracts in process and inventories......................     (152,794)
  Deposits..................................................     (107,670)
  Other assets..............................................      (26,615)          (9,252)
  Accounts payable..........................................       69,574           (1,832)
  Customer advances.........................................      (57,778)
  Accrued expenses..........................................      (36,602)          (4,506)
  Taxes payable.............................................       24,873
  Long-term liabilities.....................................      (17,200)          (1,124)
                                                              -----------       ----------       ---------
Cash used in operating activities...........................     (230,248)          (3,003)         (1,319)
                                                              -----------       ----------       ---------
Investing activities:
  Acquisition of businesses, net of cash acquired...........     (545,642)
  Proceeds from the sale of K&F stock, net of expenses......       79,591
  Investment in affiliates..................................     (237,899)          (6,425)       (105,231)
  Other assets..............................................      (63,482)                          (9,800)
  Proceeds from the sale of property, plant and equipment...                         5,003
  Capital expenditures......................................     (255,340)            (540)
                                                              -----------       ----------       ---------
Cash used in investing activities...........................   (1,022,772)          (1,962)       (115,031)
                                                              -----------       ----------       ---------
Financing activities:
  Borrowings under revolving credit facility, net...........       32,812
  Proceeds from issuance of term loan.......................      275,000
  Proceeds from convertible preferred equivalent
    obligations.............................................                       583,292
  Proceeds from exercise of stock options and issuances to
    employee savings plan...................................        7,338
  Contribution from minority partner........................        9,100
  Preferred dividends.......................................      (25,435)
  Proceeds from the Distribution............................                       612,274
  Transaction expenses related to the Distribution..........                       (12,286)
  Advances from Loral Corporation prior to the
    Distribution............................................                         2,425         116,362
                                                              -----------       ----------       ---------
Cash provided by financing activities.......................      298,815        1,185,705         116,362
                                                              -----------       ----------       ---------
(Decrease) increase in cash and cash equivalents............     (954,205)       1,180,740              12
Cash and cash equivalents -- beginning of period............    1,180,752               12
                                                              -----------       ----------       ---------
Cash and cash equivalents -- end of period..................  $   226,547       $1,180,752       $      12
                                                              ===========       ==========       =========
Non-cash transactions:
  Mandatory exchange of Convertible Preferred Equivalent
    Obligations.............................................  $   583,282
                                                              ===========
  Issuance of Series C Preferred Stock to acquire equity
    interest in SS/L........................................  $   149,600
                                                              ===========
  Issuance of Loral common stock to acquire equity interest
    in SS/L and Globalstar partnership interests............  $   148,387       $  100,313
                                                              ===========       ==========
  Deferred purchase price to acquire Globalstar partnership
    interests...............................................  $    24,787
                                                              ===========
  Assets transferred from Loral Corporation at the
    Distribution............................................                    $   31,383
                                                                                ==========
  Liabilities assumed from Loral Corporation at the
    Distribution............................................                    $   27,313
                                                                                ==========
  Transfer of GTL common stock to acquire equity interest in
    SS/L....................................................                    $    5,158
                                                                                ==========
Supplemental Information:
  Interest paid.............................................  $    40,866
                                                              ===========
  Taxes paid................................................  $     8,901       $    1,528
                                                              ===========       ==========

                See notes to consolidated financial statements.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND PRINCIPAL BUSINESS

     Loral Space & Communications Ltd. and subsidiaries (the "Company" or "Loral") is one of the world's leading satellite companies, with substantial activities in satellite manufacturing and satellite-based communications services. Space Systems/Loral, Inc. ("SS/L") is a leading designer and manufacturer of space systems. Loral Skynet ("Skynet"), acquired March 14, 1997, is a leading provider of satellite communications services in the United States. Skynet owns and operates the Telstar satellite network and is expanding its business internationally. On November 17, 1997, a joint venture including Loral and another partner acquired 75% of SatMex, a satellite services provider to Mexico and South America. Loral also manages and is the largest equity owner of Globalstar, L.P. ("Globalstar"), a global, mobile satellite telephony system scheduled for service initiation in early 1999. Loral is pursuing additional satellite-based communications service opportunities including CyberStar, a proposed worldwide high-speed broadband data services system initially using leased Ku-band transponder capacity on Skynet's Telstar 5 satellite.

     Loral was formed to effectuate the distribution of Loral Corporation's ("Old Loral") space and communications businesses (the "Distribution") to shareholders of Old Loral and holders of options to purchase Old Loral common stock pursuant to a merger agreement (the "Merger") dated January 7, 1996 between Old Loral and Lockheed Martin Corporation ("Lockheed Martin"). The Distribution of approximately 183.6 million shares of Loral common stock was made on April 23, 1996. In connection with the Distribution, Lockheed Martin contributed $612 million in cash to the Company. Of the amount contributed, $344 million represented the purchase of 45,896,977 shares of Loral Series A Convertible Preferred Stock ("Series A Preferred Stock"). Such stock is subject to certain voting limitations, restrictions on transfer and standstill provisions.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Loral operates on a December 31 fiscal year-end. The consolidated financial statements for the year ended December 31, 1997 and the nine months ended December 31, 1996, include the accounts of Loral Space & Communications Ltd. and its subsidiaries. The consolidated financial statements for the year ended December 31, 1997, include the results of SS/L for the full year and Skynet from March 14, 1997 (see Note 3). All intercompany transactions have been eliminated.

     The space and communications operations of Old Loral (the "Space & Communications Operations") operated under a March 31 year-end. For the year ended March 31, 1996, the consolidated financial statements reflect that portion of the space and communications assets and operations included in Old Loral's historical financial statements that were spun-off to Loral.

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

     A significant portion of Loral's revenue is associated with long-term contracts which require significant estimates. These estimates include forecasts of costs and schedules, estimating contract revenue related to contract performance (including orbital incentives) and the potential for component obsolescence in connection with long-term procurements. Other significant estimates include the estimated useful lives of the Company's satellites.

  Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Concentration of Credit Risk and Major Customers

     Financial instruments which potentially subject Loral to concentrations of credit risk consist principally of cash and cash equivalents, foreign exchange contracts and contracts in process and long-term receivables. Loral's cash and cash equivalents are maintained with high-credit-quality financial institutions. Loral's customers are U.S. and foreign governments and large multinational corporations. The credit worthiness of such institutions is generally substantial and management believes that its credit evaluation, approval and monitoring processes mitigate potential credit risks.

     Sales to foreign customers, primarily in Asia, represented 30% of revenues for the year ended December 31, 1997. Sales to the U.S. government represented 7% of revenues for the year ended December 31, 1997.

  Inventories

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

     In connection with Loral's investment in Globalstar, a development stage company, Loral capitalizes interest cost on its investment. At December 31, 1997 and 1996 the total amount of capitalized interest included in the investment in Globalstar was $23.5 million and $10.3 million, respectively.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is provided primarily on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements.

     Costs incurred in connection with the construction and successful deployment of the Company's satellites and related equipment are capitalized. Such costs include direct contract costs, allocated indirect costs, launch costs, launch insurance and construction period interest. Capitalized interest related to the construction of satellites for the year ended December 31, 1997 was $9.4 million. All capitalized satellite costs will be amortized over the estimated useful life of the related satellite. The estimated useful life of the satellites, ranging from 12 to 18 years, was determined by engineering analyses performed at the in-service date. Losses from unsuccessful launches and in-orbit failures of the Company's satellites, net of insurance proceeds, will be recorded in the period when the loss occurs.

  Cost in Excess of Net Assets Acquired

     The excess of the cost of purchased businesses over the fair value of net assets acquired is being amortized over 40 years using the straight line method. Accumulated amortization was $10.8 million at December 31, 1997.

  Valuation of Long-Lived Assets

     The carrying value of Loral's long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. Current and future profitability, as well as

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) current and future undiscounted cash flows, excluding financing costs, are primary indicators of recoverability. For the year ended December 31, 1997, there was no adjustment to the carrying value of Loral's long-lived assets resulting from these evaluations.

  Other Assets

     Other assets include a $25 million equity investment in CD Radio Inc. representing approximately 12% of CD Radio's equity. The Company accounts for this investment using the cost method.

  Revenue Recognition

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

     Contracts with the U.S. government are subject to termination by the U.S. government for convenience or for default. Other government contract risks include dependence on future appropriations and administrative allotment of funds and changes in government policies. Costs incurred under U.S. government contracts are subject to audit. Management believes the results of such audits will not have a material effect on Loral's financial position or results of operations.

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

     Skynet provides satellite capacity under lease agreements that generally provide for the use of satellites and, in certain cases, earth stations for periods generally ranging from one year to the life of the satellite. Some of these agreements have certain obligations, including providing spare or substitute capacity, if available, in the event of satellite failure. If no spare or substitute capacity is available, the agreement may be terminated. Revenue under transponder lease agreements is recognized as services are performed.

  Allocation of Certain Expenses

     For the year ended March 31, 1996, the results of operations include allocations and estimates of certain expenses of Loral based upon estimates of actual services performed by Old Loral on behalf of Loral. The amount of corporate office expenses reflected in these financial statements has been estimated based primarily on the allocation methodology prescribed by government regulations pertaining to government contractors, which management of Loral believes to be a reasonable allocation method. However, the results of operations as presented herein may not be the same as would have occurred had the Space & Communications Operations been an independent entity.

  Interest Expense

     For the year ended March 31, 1996, interest was allocated to Loral based upon Old Loral's historical weighted average debt cost applied to the average investment in affiliates, which management believes to be a reasonable allocation method. Interest expense related to Old Loral's investment in Globalstar was capitalized because Globalstar has not commenced commercial operations.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Foreign Exchange Contracts

     Loral enters into foreign exchange contracts as hedges against exchange rate fluctuations of future accounts receivable and accounts payable denominated in foreign currencies. Realized and unrealized gains and losses on foreign exchange contracts designated as hedges are deferred and recognized over the lives of the related contracts in process.

  Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," Loral accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

  Income Taxes

     Commencing with the Distribution, Loral is subject to U.S. Federal, state and local income taxation at regular corporate rates plus an additional 30% "branch profits" tax on any income that is effectively connected with the conduct of a U.S. trade or business. U.S. subsidiaries are subject to regular corporate tax on their worldwide income.

     For the year ended March 31, 1996, the Space & Communications Operations were included in the consolidated U.S. Federal income tax return and certain combined and separate state and local income tax returns of Old Loral. However, for purposes of these financial statements, the provision (benefit) for income taxes is computed as if the Space & Communications Operations were a separate taxpayer. Accordingly, the provision (benefit) for income taxes is based upon reported income (loss) before income taxes. Current income tax liabilities (benefits) are considered to have been paid (received) by Old Loral and are recorded through the invested equity account with Old Loral.

     Deferred income taxes for all periods presented reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying tax rates in effect at the end of each year.

  Earnings Per Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts have been presented and, where appropriate, restated to conform to the requirements of SFAS 128 (see Note
14).

  Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), and in February 1998, issued Statement No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS 131 establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. SFAS 132 expands and standardizes the disclosure requirements for pensions and other postretirement benefits. The Company is

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) required to adopt SFAS 130, SFAS 131 and SFAS 132 in 1998, and the Company's consolidated financial statements will reflect the appropriate disclosures.

  Reclassifications

     Certain reclassifications have been made to conform prior year amounts to current year presentation.

3.  ACQUISITIONS

  SS/L

     At April 1, 1996, Loral had an effective 32.7% interest in SS/L. In 1996, Loral made a strategic decision to increase its ownership of SS/L to 100%. The first step in implementing this decision was the acquisition by Loral in August 1996 of the 18.3% interest in SS/L owned by certain partnerships affiliated with Lehman Brothers (the "Lehman Partnerships") in exchange for 7.5 million newly issued shares of Loral common stock, 534,512 shares of common stock of GTL previously held by the Company and $4 million in cash. As a result of this transaction, the Company increased its interest in SS/L from 32.7% to 51%.

     In February 1997, Loral agreed to acquire the remaining 49% of the common stock of SS/L held by four international aerospace and communications companies (the "Alliance Partners") for $374 million. In March 1997, Loral acquired 24.5% of SS/L's common stock for $93.5 million in cash and $93.5 million of Loral's Convertible Preferred Equivalent Obligations ("CPEOs"). In June 1997, the Company acquired the remaining 24.5% of SS/L's common stock for $187.0 million in the form of 8,042,922 shares of Loral common stock and 1,063,663 shares of Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock"). The aggregate purchase price of the 67.3% interest in SS/L acquired by Loral was $493.2 million. The purchase price represented $174.4 million in excess of SS/L's proportionate net book value which was allocated primarily to the incremental value of SS/L's investment in Globalstar of $62.2 million and cost in excess of net assets acquired of $105.9 million. The consolidated financial statements include the results of operations of SS/L since January 1, 1997, with a reduction for the earnings attributed to the minority shareholders.

  Skynet

     On March 14, 1997, Loral acquired Skynet from AT&T for $462.1 million in cash. The fair value of assets and liabilities recorded in connection with the purchase price allocation was $569.8 million and $107.7 million, respectively. Loral's consolidated financial statements include the results of operations of Skynet from the date of acquisition.

     Had the acquisitions of SS/L, Skynet and the investment in SatMex (see Note
6) occurred on April 1, 1996 the unaudited pro forma revenue, net loss applicable to common stockholders and related basic and diluted loss per share for the year ended December 31, 1997 and the nine months ended December 31, 1996 would have been: $1.3 billion and $1.0 billion; $19.2 million and $26.1 million; $0.08 and $0.11, and, $0.08 and $0.11, respectively. These results, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisitions been consummated as of April 1, 1996.

  Orion

     On March 20, 1998, Loral acquired all of the outstanding stock, as defined, of Orion Network Systems, Inc. ("Orion") in exchange for Loral common stock. Loral issued 17.9 million shares of its common stock and assumed existing Orion options and warrants to purchase 1.9 million shares of Loral common stock representing an aggregate purchase price of $467.0 million. Loral will include Orion's results from the date of acquisition using the purchase method of accounting. Orion is a provider of satellite-based communications services, focused primarily on private communications network services, Internet services and video distribution and other satellite transmission services. Orion provides multinational corporations with private communi-

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

3.  ACQUISITIONS -- (CONTINUED)
cations networks designed to carry high speed data, fax, video teleconferencing, voice and other specialized services. Orion currently has one satellite in orbit and two satellites under construction.

     Had the acquisitions of SS/L, Skynet, the investment in SatMex (see Note 6) and Orion occurred on April 1, 1996 the unaudited pro forma revenue, net loss applicable to common stockholders and related basic and diluted loss per share for the year ended December 31, 1997 and the nine months ended December 31, 1996 would have been: $1.4 billion and $1.0 billion; $95.4 million and $112.2 million; $0.36 and $0.43; and, $0.36 and $0.43, respectively. These results, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisitions been consummated as of April 1, 1996.

4.  CONTRACTS-IN-PROCESS

                                                               DECEMBER 31, 1997
                                                              -------------------
                                                                (IN THOUSANDS)
U.S. government contracts:
  Amounts billed............................................       $  5,243
  Unbilled contract receivables.............................         10,274
                                                                   --------
                                                                     15,517
                                                                   --------
Commercial contracts:
  Amounts billed............................................        194,997
  Unbilled contract receivables.............................        257,620
                                                                   --------
                                                                    452,617
                                                                   --------
                                                                   $468,134
                                                                   ========

     Unbilled amounts include recoverable costs and accrued profit on progress completed which has not been billed. Such amounts are billed upon shipment of the product, achievement of contractual milestones, or completion of the contract and are reclassified to billed receivables.

     Billed receivables relating to long-term contracts are expected to be collected within one year. Loral classifies the orbital component of unbilled receivables expected to be collected beyond one year as long term. Long-term receivable balances related to satellite orbital incentive payments at December 31, 1997 are scheduled to be received as follows (in thousands):

1999........................................................  $11,416
2000........................................................   10,792
2001........................................................   10,782
2002........................................................   10,657
Thereafter..................................................   34,992
                                                              -------
                                                              $78,639
                                                              =======

     Selling, general and administrative expenses for the year ended December 31, 1997 were $125.7 million and include independent research and development costs, which are expensed as incurred, of $56.8 million.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

5.  PROPERTY, PLANT AND EQUIPMENT

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 1997        1996
                                                              ----------    -------
                                                                 (IN THOUSANDS)
Land and land improvements..................................  $   24,999
Buildings...................................................      58,443
Leasehold improvements......................................      10,234    $   171
Equipment, furniture and fixtures...........................     154,684     20,083
Satellites and earth stations...............................     506,852
Satellites under construction...............................     233,204
Construction in progress....................................      29,823
                                                              ----------    -------
                                                               1,018,239     20,254
Accumulated depreciation....................................     (91,560)    (2,315)
                                                              ----------    -------
                                                              $  926,679    $17,939
                                                              ==========    =======

     Depreciation expense was $52.0 million and $1.1 million for the year ended December 31, 1997 and the nine months ended December 31, 1996. No depreciation expense was allocated to the Space & Communications Operations of Old Loral for the year ended March 31, 1996.

6.  INVESTMENTS IN AFFILIATES

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997          1996
                                                              --------      --------
                                                                  (IN THOUSANDS)
Globalstar..................................................  $383,714      $175,639
SatMex......................................................    88,925
SS/L........................................................                 267,418
K&F.........................................................                  23,568
Deferred K&F gain...........................................                 (23,568)
                                                              --------      --------
                                                              $472,639      $443,057
                                                              ========      ========

     Equity in net income (loss) of affiliates consists of (in thousands):

                                             YEAR ENDED       NINE MONTHS ENDED      YEAR ENDED
                                          DECEMBER 31, 1997   DECEMBER 31, 1996    MARCH 31, 1996
                                          -----------------   ------------------   --------------
Globalstar..............................      $(42,503)            $(18,105)          $(20,980)
Tax benefit of Globalstar partnership
  losses (see Note 8)...................         1,626                                   8,308
SatMex..................................        (6,396)
SS/L....................................                             13,396              4,044
                                              --------             --------           --------
                                              $(47,273)            $ (4,709)          $ (8,628)
                                              ========             ========           ========

  Globalstar

     Loral is the managing partner of Globalstar. Globalstar will operate a worldwide, LEO satellite-based digital telecommunications system (the "Globalstar(TM) System") that is scheduled to commence service in early 1999. The Globalstar System is designed to enable local service providers to offer low-cost, high quality wireless voice telephony and data services in virtually every populated area of the world. Currently, Globalstar's designated service providers have agreed to offer service and seek all necessary regulatory approvals in more than 100 nations, accounting for about 88% of the world's population. On February 14, 1998, Globalstar launched the first four satellites of its 56 (including eight in-orbit spares) satellite constellation.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

6.  INVESTMENTS IN AFFILIATES -- (CONTINUED)
     In May, 1997, Globalstar Telecommunications Limited ("GTL"), a public company that acts as a general partner of Globalstar, issued a two-for-one stock split. Accordingly, all GTL share amounts have been adjusted to reflect the two-for-one stock split. Prior to the two-for-one stock split, GTL's equity securities and convertible securities were represented by equivalent Globalstar partnership interests on a one-for-one basis. Globalstar's partnership interests were not affected by the GTL stock split and, accordingly, GTL's equity securities and convertible securities are now represented by equivalent Globalstar partnership interests on a two-for-one basis.

     At December 31, 1997, Loral had a direct and indirect ownership of 20,962,211 (40.1%) ordinary partnership interests of the total 52,319,076 Globalstar ordinary partnership interests outstanding. A portion of Loral's investment in Globalstar is held in the form of 5,439,678 shares of GTL common stock. At December 31, 1997, the market value of the GTL shares, based on the last reported sales price, was $267.2 million.

     On September 14, 1995, Old Loral in its capacity as managing general partner of Globalstar, granted certain officers of Old Loral, who were also officers of GTL and Globalstar, options to purchase 280,000 shares of the GTL common stock owned by Loral at an exercise price of $10.00 per share. On December 12, 1995, Loral granted non-employee directors of Loral options to purchase 400,000 shares of the GTL common stock owned by Loral at an exercise price of $16.69 per share. These options were immediately exercisable and expire 12 years from date of grant; no options were exercised or cancelled during the year. On October 9, 1996, Loral, in its capacity as managing general partner, granted certain officers of Loral, who were also officers of GTL and Globalstar, options to purchase 304,000 shares of the GTL common stock owned by Loral at an exercise price of $12.50 per share. Such options vest over a three-year period and expire 10 years from date of grant; no options were exercised or cancelled during the year.

     On December 15, 1995, Globalstar entered into a $250 million credit agreement (the "Globalstar Credit Agreement") with a group of banks. Lockheed Martin, SS/L and certain other Globalstar partners have guaranteed $206.3 million, $11.7 million and $32.0 million of the Globalstar Credit Agreement, respectively. In addition, Loral agreed to indemnify Lockheed Martin for any liability in excess of $150 million. In exchange for the guarantee and indemnity, GTL issued warrants to purchase 8,370,636 shares of GTL common stock at $13.25 per share as follows: Loral and SS/L 2,275,044 warrants, Lockheed Martin 5,022,380 warrants and certain other Globalstar partners 1,073,212 warrants. In February 1997, GTL accelerated the vesting and exercisability of these warrants and the holders exercised such warrants. In addition, GTL distributed to the holders of its common stock rights to subscribe for and purchase 2,262,336 GTL shares for a price of $13.25 per share of which Loral received rights to purchase 318,344 shares and agreed to purchase all shares not purchased upon exercise of the rights. In March 1997, Loral exercised warrants to purchase 2,275,044 shares of common stock of GTL for $30.1 million and, in April 1997, Loral exercised its right as a shareholder in GTL to purchase an additional 350,348 shares of GTL common stock for $13.25 per share. GTL used the proceeds from the exercise of the warrants and the rights, to purchase additional Globalstar ordinary partnership interests.

     In March 1996, Loral purchased $100 million principal amount of GTL 6 1/2% Convertible Preferred Equivalent Obligations, due 2006 par value $50 per share, ("GTL CPEOs") for $97 million. In April 1996, Loral purchased an additional $2.5 million principal amount of the GTL CPEOs for $2.4 million. Such amounts are included in the investment in Globalstar. The GTL CPEOs must be redeemed by GTL on March 1, 2006. Loral, at its option, may convert its holdings of GTL's CPEO's into 3,153,846 shares of GTL common stock subject to adjustment for certain anti-dilution provisions. Loral's interest income for the year and nine months ended December 31, 1997 and 1996 includes $7.2 million and $5.5 million related to its investment in GTL CPEOs.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

6.  INVESTMENTS IN AFFILIATES -- (CONTINUED)
     During 1997, Loral acquired 2,208,372 Globalstar ordinary partnership interests from other Globalstar partners for $97.5 million in cash and 1,255,684 shares of Loral common stock. In addition, on October 21, 1997 Loral acquired 540,000 ordinary partnership interests of Globalstar from another Globalstar partner, for $24.8 million. The purchase price is payable in installments during 1998 and bears interest at 6%. Any unpaid balance at December 31, 1998 is due in cash.

     Pursuant to the Globalstar partnership agreement, Loral is responsible for managing the operations of Globalstar and is entitled to receive a Managing Partner's Allocation on commencement of commercial operations.

     SS/L is the prime contractor for the construction and launch of the satellite constellation under a contract valued at $1.4 billion. SS/L has awarded subcontracts to third parties, including other investors in Globalstar, for substantial portions of its obligations under the contract. Revenue recorded under the Globalstar contract for the year ended December 31, 1997 was $408.1 million. Billed and unbilled receivables from Globalstar at December 31, 1997, were $84.2 million.

     Globalstar's current budgeted expenditures for the cost for the design, construction and development of the Globalstar System, including working capital, cash interest on borrowings and operating expenses, are approximately $2.7 billion. Globalstar has raised or received commitments for approximately $2.6 billion in equity, debt and vendor financing. In addition, Globalstar will purchase from SS/L eight additional spare satellites for $175 million that will increase Globalstar's ability to have at least 40 satellites in service during 1999, even in the event of launch failures. If the launch program is successful, the additional satellites will serve as ground spares, readily available for launch to replenish the constellation as needed in response to satellite attrition during the first generation, or to increase system capacity as required. If Globalstar were to experience a launch failure, the costs associated with the construction and launch of replacement satellites would be substantially covered by insurance, and in that event the cost of the additional satellites used as replacements, would be reimbursed to Globalstar.

     SS/L provides Globalstar with approximately $310 million of the contract billings to be deferred as vendor financing. Of the $310 million, $90 million is interest bearing at the 30-day LIBOR rate plus 3% per annum. The remaining $220 million of vendor financing is non-interest bearing. Globalstar will repay the non-interest bearing portions as follows: $49 million following the launch and acceptance of 24 or more satellites (the "Preliminary Constellation"), $61 million upon the launch and acceptance of 48 or more satellites (the "Full Constellation"), and the remainder in equal installments over the five-year period following acceptance of the Preliminary and Full Constellations. SS/L's subcontractors have assumed a portion of this vendor financing which totals approximately $121 million and will be paid on similar terms. Payment of the $90 million interest bearing vendor financing will be deferred until December 31, 1998 or the Full Constellation Date, whichever is earlier. Thereafter, interest and principal will be repaid in twenty equal quarterly installments over the next five years. In addition, under the contract for the additional eight spare satellites, SS/L will provide an additional $43 million of vendor financing of which $19 million will be interest bearing. The repayment terms are substantially the same as the prior vendor financing. At December 31, 1997, $90.0 million was due under these arrangements, all of which was interest bearing.

  SatMex

     In connection with the privatization by the Federal Government of Mexico (the "Mexican Government") of its fixed satellite services business, Loral and Telefonica Autrey, S.A. de C.V. ("Telefonica Autrey") formed a joint venture, Firmamento Mexicano, S. de R.L. de C.V. ("Holdings"). Holdings acquired 75% of the outstanding capital stock of Satelites Mexicanos, S.A. de C.V. ("SatMex") for $646.8 million. The purchase price was financed by a Loral equity contribution of $94.6 million, a Telefoncia Autrey equity contribution of $50.9 million and debt issued by Holdings. As part of the acquisition, Holdings issued a

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

6.  INVESTMENTS IN AFFILIATES -- (CONTINUED)
$125.1 million seven year obligation bearing interest at 6.03% to the Mexican Government (the "Government Obligation") in consideration for the assumption by SatMex of the debt incurred by Holdings in connection with the acquisition. The debt of SatMex and Holdings is non-recourse to Loral and Telefonica Autrey. However, Loral and Telefonica Autrey have agreed to maintain assets in a collateral trust in an amount equal to the value of the Government Obligation through December 30, 2000 and, thereafter, in an amount equal to 1.2 times the Government Obligation until maturity. Loral has a 65% economic interest in Holdings and a 49% indirect economic interest in SatMex.

     Loral, together with Telefonica Autrey, will be responsible for managing SatMex and will receive an aggregate management fee, based on a sliding scale, applied to SatMex's quarterly gross revenues up to a maximum of 3.75% of cumulative gross revenues. In addition, Loral Skynet will license certain intellectual property to SatMex for a fee of 1.5% of SatMex's gross revenues. Such fees were not significant for the year ended December 31, 1997.

  SS/L

     In 1997, Loral discontinued the use of the equity method of accounting for SS/L and consolidates SS/L's financial position and results of operations in its financial statements (see Note 3).

     The SS/L stockholders' agreement provided for management fees to be paid to Loral, ranging from 0.5% to 1% of sales, as defined, depending upon SS/L's operating performance. Such management fees were $5.1 million and $5.6 million for the nine months ended December 31, 1996 and the year ended March 31, 1996, respectively. The stockholders' agreement also required SS/L to pay Loral an annual fee for overhead reimbursement, not to exceed 1% of SS/L's adjusted sales, as defined, for each fiscal year. This fee amounted to $2.7 million and $3.4 million for the nine months ended December 31, 1996 and for the year ended March 31, 1996, respectively.

     At December 31, 1996, other current assets include $9.3 million due from SS/L primarily related to these management fees and overhead reimbursement.

  K&F

     Old Loral's 22.5% voting equity interest in K&F Industries, Inc. ("K&F") was transferred to Loral at the Distribution. Loral used the equity method to account for its investment in K&F; however, no income or loss was recognized due to K&F's financial position. In December 1997, Loral sold its 22.5% equity interest for $80.6 million and recorded a $79.6 million gain on the sale.

  Summary Financial Data of Affiliates

     The following table presents summary financial data for Globalstar at December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 and cumulative (in thousands):

                                          YEAR ENDED DECEMBER 31,        CUMULATIVE MARCH 23, 1994
                                       -----------------------------    (COMMENCEMENT OF OPERATIONS)
                                        1997       1996       1995          TO DECEMBER 31, 1997
                                       -------    -------    -------    ----------------------------
STATEMENT OF OPERATIONS DATA:
Revenues.............................  $    --    $    --    $    --              $     --
Operating loss.......................   88,071     61,025     80,226               257,349
Net loss.............................   67,586     54,646     68,237               216,713
Preferred distributions..............   21,202     17,323                           38,525
Net loss applicable to ordinary
  partnership interests..............   88,788     71,969     68,237               255,238

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

6.  INVESTMENTS IN AFFILIATES -- (CONTINUED)

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997           1996
                                                              ----------    ------------
BALANCE SHEET DATA:
Current assets..............................................  $  493,780      $ 21,786
Total assets................................................   2,149,053       942,913
Current liabilities.........................................     143,810        75,267
Long-term debt..............................................   1,099,531            --
Long-term liabilities.......................................     221,795       250,423
Redeemable preferred partnership interests..................     303,089       302,037
Ordinary partners' capital..................................     380,828       315,186

     The following table presents unaudited summary financial data for SatMex at December 31, 1997, and for the period November 17, 1997 (date of acquisition) through December 31, 1997 (in thousands):

                                                              NOVEMBER 17, 1997
                                                                     TO
                                                              DECEMBER 31, 1997
                                                              -----------------
STATEMENT OF OPERATIONS DATA:
Revenues....................................................      $ 12,540
Operating income............................................         4,757
Net loss....................................................        13,058

                                                              DECEMBER 31, 1997
                                                              -----------------
BALANCE SHEET DATA:
Current assets..............................................      $ 62,457
Total assets................................................       936,554
Current liabilities.........................................         5,438
Long-term debt..............................................       570,000
Shareholders' equity........................................       361,116

     The following table presents summary financial data for SS/L at December 31, 1996 and for the nine months ended December 31, 1996 and the year ended March 31, 1996 (in thousands):

                                                              NINE MONTHS ENDED      YEAR ENDED
                                                              DECEMBER 31, 1996    MARCH 31, 1996
                                                              -----------------    --------------
STATEMENT OF OPERATIONS DATA:
Revenues....................................................     $1,017,653          $1,121,619
Operating income............................................         54,011              22,054
Net income..................................................         31,025              12,367

                                                              DECEMBER 31, 1996
                                                              -----------------
BALANCE SHEET DATA:
Current assets..............................................     $  521,510
Total assets................................................      1,059,064
Current liabilities.........................................        377,929
Long term debt..............................................        127,586
Other noncurrent liabilities................................         72,666
Minority interest...........................................          1,990
Shareholders' equity........................................        478,893

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

7.  LONG-TERM DEBT

                                                                  DECEMBER 31, 1997
                                                                  -----------------
                                                                   (IN THOUSANDS)
    Term loan, 7.2%.............................................      $275,000
    Revolving credit facility, 7.2%.............................        55,000
    Note purchase facility......................................        88,234
    Export-Import credit facility...............................        17,164
                                                                      --------
              Total debt........................................       435,398
    Less, current maturities....................................         2,146
                                                                      --------
                                                                      $433,252
                                                                      ========

     Loral SpaceCom Corporation ("Loral SpaceCom"), a wholly owned subsidiary of Loral, and SS/L have entered into an $850 million amended and restated credit and participation agreement (the "Credit Agreement") with a group of banks dated November 14, 1997. The Credit Agreement provides for a $275 million term loan facility, a $500 million revolving credit facility, of which up to $175 million may be used for letters of credit, and a separate $75 million letter of credit facility. Both the term loan facility and revolving credit facility are for a period of five years. The separate letter of credit facility runs for a two-year period. The term loan facility requires repayment in twelve consecutive quarterly installments beginning December 31, 1999. The first four installments are $18,750,000 each with the final eight installments being $25,000,000 each. Borrowings under the facilities are secured by the stock of Loral SpaceCom and SS/L and bear interest, at Loral SpaceCom's option, at various rates based on margins over the lead bank's base rate or the London Interbank Offer Rate ("LIBOR") for periods of one to six months. Loral SpaceCom pays a commitment fee on the unused portion of the facilities. The Credit Agreement contains customary covenants including an interest coverage ratio and debt to capitalization ratios. In addition, the Credit Agreement contains limitations on indebtedness, liens, guarantee obligations, asset sales, dividends, investments and transactions with affiliates. Under the terms of the Credit Agreement, Loral SpaceCom may pay dividends to its parent if the cumulative dividend payments do not exceed 50% of cumulative net income, as defined, and the ratio of funded debt to EBITDA, as defined, is less than three to one. Currently, Loral SpaceCom, a wholly owned subsidiary of Loral, has equity and intercompany debt of approximately $1.1 billion, of which approximately $200 million can be paid to its parent.

     In 1994 SS/L entered into a $139.3 million note purchase facility (the "Note Purchase Facility") with an Italian bank. Borrowings are determined by formula and are made in accordance with a specified schedule through the earlier of June 30, 1998, or until the facility is fully disbursed. The outstanding principal is to be repaid on the earlier of twenty-three months from the final acceptance date of certain satellite deliveries or April 30, 2000. Interest is charged at a weighted average annual rate of 4.26% and is payable semiannually. All borrowings under this facility reduce the amount available under the Credit Agreement.

     SS/L borrowed a total of $42.9 million under an export-import credit facility (the "EX-IM Facility") with a Japanese bank. The EX-IM Facility is fully secured by a letter of credit arrangement with another bank. At December 31, 1997, no amounts remained available for borrowing under this facility. The outstanding principal is to be repaid in semiannual installments through November 1, 2005. Interest is charged at LIBOR less 1/4% and is payable semiannually on May 1 and November 1.

     The aggregate maturities for the years 1998 through 2002 are as follows:
$2,146,000, $20,896,000, $83,396,000, $102,146,000 and $220,380,000.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

8.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following (in thousands):

                                                                 NINE MONTHS
                                                  YEAR ENDED        ENDED        YEAR ENDED
                                                 DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                                     1997            1996           1996
                                                 ------------    ------------    ----------
Current:
  U.S. Federal.................................    $27,204          $2,913        $(5,772)
  State and local..............................      7,248             925           (660)
                                                   -------          ------        -------
                                                    34,452           3,838         (6,432)
Deferred, principally U.S. Federal.............        419            (926)         3,652
                                                   -------          ------        -------
Total provision (benefit) for income taxes.....    $34,871          $2,912        $(2,780)
                                                   =======          ======        =======

     The provision for income taxes excludes: current tax benefits related to the exercise of stock options, credited directly to Stockholders' Equity, of $0.5 million for the year ended December 31, 1997; a current tax benefit of $4.3 million and $0.2 million for the years ended December 31, 1997 and March 31, 1996, respectively, and, a deferred tax liability of $2.7 million and a benefit of $8.1 million for the years ended December 31, 1997 and March 31, 1996, respectively, related to the Globalstar partnership loss included in equity in net loss of affiliates.

     The effective income tax rate differs from the statutory Federal income tax rate for the following reasons:

                                        YEAR ENDED        NINE MONTHS ENDED       YEAR ENDED
                                     DECEMBER 31, 1997    DECEMBER 31, 1996     MARCH 31, 1996
                                     -----------------    -----------------     --------------
Statutory U.S. Federal income tax
  rate.............................         35.0%                35.0%              (35.0)%
State and local income taxes, net
  of Federal income tax............          3.0                  3.0                (4.0)
Foreign source income and losses
  taxed at lower rate..............        (13.3)               (21.3)
Non-deductible amortization of cost
  in excess of net assets
  acquired.........................          2.6
Undistributed income of
  affiliates.......................                                                   4.0
Other, net.........................           .2                  1.0
                                           -----                -----               -----
Effective income tax rate..........         27.5%                17.7%              (35.0)%
                                           =====                =====               =====

     At December 31, 1997, the Company had net operating loss carryforwards of approximately $28.4 million and tax credit carryforwards of approximately $3.6 million which generally expire through 2012. For the twelve months ended December 31, 1997 and the nine months ended December 31, 1996, income before income taxes includes approximately $72.0 and $10.0 million, respectively, of foreign source income.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

8.  INCOME TAXES -- (CONTINUED)
     The significant components of the net deferred income tax liability are (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997        1996
                                                              --------     ------
  Postretirement benefits other than pensions...............  $(14,927)
  Inventoried costs.........................................   (37,457)
  Net operating loss and tax credit carryovers..............   (13,562)
  Compensation and benefits.................................   (11,129)    $   32
  Other, net................................................       (74)       251
  Pension costs.............................................     5,957         52
  Property, plant and equipment.............................    54,838      4,388
  Income recognition on long-term contracts.................   120,237
                                                              --------     ------
Net deferred income tax liability...........................  $103,883     $4,723
                                                              ========     ======

9.  SHAREHOLDERS' EQUITY

  Series A Preferred Stock

     Significant terms of the Company's Series A Preferred Stock include a liquidation preference of $.01 per share prior to pro rata participation with the common stock and the ability to convert to common stock upon the receipt of certain antitrust clearance or sales to an unaffiliated third party. The Series A Preferred Stock has the same voting rights as the Company's common stock except, it has no right to vote for the election of directors.

  Series B Preferred Stock

     The Series B Preferred Stock will, if issued, be junior to any other series of preferred stock which may be authorized and issued.

  6% Series C Preferred Stock

     On November 1, 1996, the Company sold $600 million of 6% Convertible Preferred Equivalent Obligations which, were mandatorily exchanged on June 5, 1997 into shares of the Company's Series C Preferred Stock resulting in a reclassification of these amounts into shareholders' equity. The Series C Preferred Stock has an aggregate liquidation preference equal to the aggregate redemption value and a mandatory redemption date of November 1, 2006. The Series C Preferred Stock is convertible into shares of common stock of the Company at a conversion price of $20 per share. At December 31, 1997, the outstanding Series C Preferred Stock was convertible into 37,273,593 shares of Loral common stock.

     The Series C Preferred Stock, with respect to dividend rights and rights upon liquidation, winding up and dissolution, ranks pari passu with Loral's Series A Preferred Stock and senior to or pari passu with all other existing and future series of preferred stock of Loral and senior to Loral common stock. The Series C Preferred Stock is redeemable in cash or Loral common stock at any time, in whole or in part, at the option of the Company (at a premium which declines over time) commencing November 5, 1999.

  Stock Plans

     In April 1996, Loral established the 1996 Stock Option Plan. An aggregate of 12 million shares of common stock were reserved for issuance. Under this plan, options are granted at the discretion of the Company's Board of Directors to employees of the Company and its affiliates. Such options become

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

9.  SHAREHOLDERS' EQUITY -- (CONTINUED)
exercisable as determined by the Board, generally over five years, and generally expire no more than 10 years from the date of the grant.

     As discussed in Note 2, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense based on the fair value method has been recognized in the financial statements for employee stock arrangements.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires the disclosure of pro forma net income and earnings per share as though the Company had adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996: expected life, 6 months following vesting; stock volatility, 25%; risk free interest rate, 5.5% to 6.55% based on date of grant; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1997 and 1996 awards, including stock-based compensation awards to employees of the Company's affiliates, had been amortized to expense over the vesting period of the awards, pro forma net income applicable to common stockholders would have decreased by $4.4 million ($.02 per diluted share) and $4.1 million ($.02 per diluted share) to $9.3 million ($.04 per diluted share) and $4.8 million ($.02 per diluted share) for the year and nine months ended December 31, 1997 and 1996, respectively.

     A summary of the status of the Company's stock option plans as of December 31, 1997 and 1996 and changes during the periods then ended is presented below:

                                                                           WEIGHTED-
                                                                            AVERAGE
                                                                           EXERCISE
                                                               SHARES        PRICE
                                                              ---------    ---------
Outstanding at March 31, 1996...............................         --     $   --
Granted (weighted average fair value $2.93 per share).......  6,412,000      10.60
Forfeited...................................................        500      10.50
                                                              ---------     ------
Outstanding at December 31, 1996............................  6,411,500      10.60
Granted (weighted average fair value $3.97 per share).......    732,500      13.93
Exercised...................................................    207,750      10.50
Forfeited...................................................    175,800      12.98
                                                              ---------     ------
Outstanding at December 31, 1997............................  6,760,450     $10.90
                                                              =========     ======
Options exercisable at December 31, 1997....................  2,014,250     $10.53
                                                              =========     ======
Options exercisable at December 31, 1996....................  1,200,000     $10.50
                                                              =========     ======

     At December 31, 1997, the range of exercise prices and the weighted-average remaining contractual life of outstanding options was $10.50 to $20.47 and 8.4 years, respectively. The range for the options exercisable at December 31, 1997 was $10.50 to $15.94. All options granted during the year were non-qualified stock options. As of December 31, 1997, 5,031,800 shares of common stock were available for future grant under the Plan.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

10.  PENSIONS AND OTHER EMPLOYEE BENEFITS

  Pensions

     The Company maintains a pension plan and a supplemental retirement plan. These plans are defined benefit pension plans and members in certain locations may contribute to the pension plan in order to receive enhanced benefits. Eligibility for participation in these plans vary and benefits are based on members' compensation and/or years of service. In connection with the Distribution, Loral assumed the obligations of such members previously employed by Old Loral, in exchange for plan assets as defined. The Company's funding policy is to fund the pension plan in accordance with the Internal Revenue Code and regulations thereon and to fund the supplemental retirement plan on an actuarial basis, including service cost and amortization amounts. Contributions of $1.9 million were made for the year ended December 31, 1997, and no contributions were made for the nine months ended December 31, 1996. Plan assets are generally invested in U.S. government and agency obligations and listed stocks and bonds.

     Pension cost includes the following components (in thousands):

                                                        YEAR ENDED        NINE MONTHS ENDED
                                                     DECEMBER 31, 1997    DECEMBER 31, 1996
                                                     -----------------    -----------------
Service cost-benefits earned during the period.....      $  6,538              $  268
Interest cost on projected benefit obligation......        14,277               1,410
Actual return on plan assets.......................       (28,044)               (499)
Net amortization and deferral......................        11,619                 (77)
                                                         --------              ------
Total pension cost.................................      $  4,390              $1,102
                                                         ========              ======

     The following presents the plans' funded status and amounts recognized in the balance sheet (in thousands):

                                                                 DECEMBER 31,
                                                -----------------------------------------------
                                                             1997                     1996
                                                ------------------------------    -------------
                                                ASSETS EXCEED     ACCUMULATED      ACCUMULATED
                                                 ACCUMULATED       BENEFITS         BENEFITS
                                                  BENEFITS       EXCEED ASSETS    EXCEED ASSETS
                                                -------------    -------------    -------------
Actuarial present value of benefit
  obligations:
  Vested benefits.............................    $154,328         $  24,210        $ 27,831
                                                  ========         =========        ========
  Accumulated benefits........................    $156,443         $  24,226        $ 27,845
  Effect of projected future salary
     increases................................      22,929               568             694
                                                  --------         ---------        --------
  Projected benefits..........................     179,372            24,794          28,539
Plan assets at fair value.....................     189,546             8,467           9,450
                                                  --------         ---------        --------
Plan assets in excess of (less than) projected
  benefit obligation..........................      10,174           (16,327)        (19,089)
Unrecognized prior service cost...............         (72)               88
Unrecognized net loss (gain)..................       3,115            (1,048)           (445)
                                                  --------         ---------        --------
Prepaid (accrued) pension cost................    $ 13,217         $ (17,287)       $(19,534)
                                                  ========         =========        ========

     The principal actuarial assumptions were:

                                                              1997    1996
                                                              ----    ----
Discount rate...............................................  7.25%   7.75%
Rate of increase in compensation levels.....................  4.50%   4.50%
Expected long-term rate of return on plan assets............  9.50%   9.50%

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

10.  PENSIONS AND OTHER EMPLOYEE BENEFITS -- (CONTINUED)
  Postretirement Health Care and Life Insurance Benefits

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

     Postretirement health care and life insurance costs include the following components (in thousands):

                                                        YEAR ENDED        NINE MONTHS ENDED
                                                     DECEMBER 31, 1997    DECEMBER 31, 1996
                                                     -----------------    ------------------
Service cost - benefits earned during the period...       $   915                $13
Interest cost on accumulated postretirement benefit
  obligation.......................................         2,314                  9
Actual return on plan assets.......................          (136)
Net amortization and deferral......................        (1,137)
                                                          -------                ---
Total postretirement health care and life insurance
  costs............................................       $ 1,956                $22
                                                          =======                ===

     The following presents the plans funded status and amounts recognized in the balance sheet (in thousands):

                                                     DECEMBER 31, 1997    DECEMBER 31, 1996
                                                     -----------------    -----------------
Actuarial present value of benefit obligations:
  Retirees.........................................       $16,695               $ --
  Fully eligible active participants...............         3,864                 30
  Other active participants........................        15,451                148
                                                          -------               ----
  Accumulated postretirement benefit obligations...        36,010                178
Plan assets at fair value..........................         2,022
                                                          -------               ----
Accumulated postretirement benefit obligations
  in excess of plan assets.........................        33,988                178
Unrecognized prior service cost....................         2,894
Unrecognized net gain (loss).......................        (5,771)                11
                                                          -------               ----
Accrued postretirement health care cost............       $31,111               $189
                                                          =======               ====
The principal actuarial assumptions were:
Discount rate......................................          7.25%              7.75%
Expected long-term rate of return on plan assets...          9.50%

     The health care cost trend rates at December 31, 1997 and 1996, were assumed to be 9.96% and 10.59%, respectively, decreasing gradually to an ultimate rate of 5.50% by the year 2004. Changing the assumed health care cost trend rate by 1% in each year would change the accumulated postretirement benefit obligation at December 31, 1997 by approximately $6.7 million and the aggregate service and interest cost components for 1997 by approximately $0.8 million.

  Employee Savings Plan

     In April, 1996 the Company adopted the employee savings plan which provides that the Company match the contributions of participating employees up to a designated level. Under this plan, the matching

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

10. PENSIONS AND OTHER EMPLOYEE BENEFITS -- (CONTINUED) contributions in Loral common stock or cash were $5.6 million for the year ended December 31, 1997 and $0.1 million for the nine months ended December 31, 1996.

11.  FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

     The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of the Series C Preferred Stock and the CPEO's are based on market quotations and the fair value of the Company's long-term debt is based on carrying value due to the short-term variable interest rate on the outstanding borrowings.

     The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                                 DECEMBER 31, 1997
                                                              ------------------------
                                                               CARRYING        FAIR
                                                                AMOUNT        VALUE
                                                              ----------    ----------
Cash and cash equivalents...................................  $  226,547    $  226,547
Long-term debt, including current maturities................     435,398       435,398
Series C Preferred Stock....................................     733,762       916,930

                                                                 DECEMBER 31, 1996
                                                              ------------------------
                                                               CARRYING        FAIR
                                                                AMOUNT        VALUE
                                                              ----------    ----------
Cash and cash equivalents...................................  $1,180,752    $1,180,752
Convertible Preferred Equivalent Obligations................     583,292       681,000

  Foreign Currency Hedges

     At December 31, 1997, the Company had foreign currency exchange contracts (forwards and swaps) with several banks to purchase and sell foreign currencies, primarily Japanese yen, aggregating $175.1 million. Such contracts were designated as hedges of certain foreign contracts and subcontracts to be performed by SS/L through May 2006. The fair value of these contracts, based on quoted market prices, was $139.0 million at December 31, 1997. At December 31, 1997, deferred gains on forward contracts to sell foreign currencies, primarily yen, were $26.6 million and deferred losses on forward contracts to purchase foreign currencies, primarily yen, were $9.5 million.

     The Company is exposed to credit-related losses in the event of nonperformance by counter parties to these financial instruments, but does not expect any counter party to fail to meet its obligation.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

11.  FINANCIAL INSTRUMENTS -- (CONTINUED)
     The maturity of foreign currency exchange contracts held at December 31, 1997 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts and payments to vendors under subcontracts. These foreign exchange contracts mature as follows (in thousands):

                                                    TO PURCHASE            TO SELL
                                                 ------------------   ------------------
                                                    AT        AT         AT        AT
                     YEARS                       CONTRACT   MARKET    CONTRACT   MARKET
                  TO MATURITY                      RATE      RATE       RATE      RATE
                  -----------                    --------   -------   --------   -------
1..............................................  $68,582    $59,937   $ 20,711   $14,766
2 to 5.........................................    5,804      4,939     65,276    48,975
6 to 10........................................                         14,750    10,385
                                                 -------    -------   --------   -------
                                                 $74,386    $64,876   $100,737   $74,126
                                                 =======    =======   ========   =======

12.  COMMITMENTS AND CONTINGENCIES

     The Company leases certain facilities equipment and transponder capacity under agreements expiring at various dates. Certain leases covering facilities contain renewal and or purchase options which may be exercised by the Company. Rent expense was $17.7 million for the year ended December 31, 1997.

     Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1997 (in thousands):

1998........................................................  $16,257
1999........................................................   15,409
2000........................................................   14,963
2001........................................................   12,268
2002........................................................    6,355
Thereafter..................................................   33,389
                                                              -------
                                                              $98,641
                                                              =======

     At December 31, 1997 the Company had outstanding letters of credit of approximately $71.5 million.

     Due to the long lead times required to produce purchased parts, SS/L has entered into various purchase commitments with suppliers. These commitments aggregated $973.1 million at December 31, 1997.

     Prior to its acquisition by Loral, Skynet sold several transponders under which title to specific transponders was transferred to the customer upon the customer's acceptance. Under the terms of the contracts, Skynet continues to operate the satellites on which the transponders are located and provides a warranty for a period of 10 to 14 years, generally the economic life of the satellite. Depending on the contract, Skynet is required to replace transponders failing to meet operating specifications. All customers are entitled to a refund equal to the reimbursement value, as defined, in the event there is no repair or replacement. The reimbursement value is determined based on the original purchase price plus an interest factor from the time the payment is received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In case of satellite failure, the reimbursement value may be paid from proceeds received from insurance policies.

     In 1997, two in-orbit satellites built by SS/L experienced solar array circuit failures. One of the customers has asserted that, in light of the failures and uncertainty as to further failures, it has not accepted the satellite. Loral believes that the customer was contractually required to accept the satellite at completion of in-orbit testing and that risk of loss has passed to the customer. In addition, another customer has requested

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

12. COMMITMENTS AND CONTINGENCIES -- (CONTINUED) that SS/L structure an arrangement whereby the satellite under construction would be sold to another customer. Management believes that these matters will not have a material adverse effect on the financial condition or results of operations of Loral.

13.  RELATED PARTY TRANSACTIONS

     In connection with contract performance, Loral provided services to and acquired services from Lockheed Martin for the year ended December 31, 1997. A summary of such transactions and balances is as follows (in thousands):

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1997
                                                              -----------------
Revenue from services sold..................................       $ 3,550
Cost of purchased services..................................        78,160
Balance at year end:
  Receivable................................................       $    80
  Payable...................................................        29,589
                                                                   -------
Net payable.................................................       $29,509
                                                                   =======

     Loral's sales to, purchases from, and balances with the Alliance Partners are as follows (in thousands):

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1997
                                                              -----------------
Revenue from services sold..................................      $ 39,303
Cost of purchased services..................................       147,777
Balance at year end:
  Receivable................................................      $ 10,492
  Payable...................................................        81,716
                                                                  --------
Net payable.................................................      $ 71,224
                                                                  ========

14.  EARNINGS PER SHARE

     Basic earnings per share is computed based upon the weighted average number of shares of common stock and the Series A Preferred Stock outstanding. Diluted earnings per share excludes the assumed conversion of the Series C Preferred Stock as the effect would have been antidilutive. Earnings per share for the year ended March 31, 1996 is computed based on the number of shares issued to Old Loral's shareholders in the Distribution.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

14.  EARNINGS PER SHARE -- (CONTINUED)
     The following table sets forth the computation of basic and diluted earnings per share:

                                                     YEAR ENDED     NINE MONTHS ENDED     YEAR ENDED
                                                    DECEMBER 31,       DECEMBER 31,       MARCH 31,
                                                        1997               1996              1996
                                                    ------------    ------------------    ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net income (loss)...............................    $ 40,004           $  8,877          $(13,785)
  Preferred stock dividends and accretion.........     (26,315)
                                                      --------           --------          --------
  Numerator for basic and diluted earnings per
     share -- net income (loss) applicable to
     common stockholders..........................    $ 13,689           $  8,877          $(13,785)
                                                      ========           ========          ========
Denominator:
  Weighted average shares:
     Common stock.................................     196,173            186,799           183,580
     Series A Preferred Stock.....................      45,897             42,198
                                                      --------           --------          --------
  Denominator for basic earnings per share........     242,070            228,997           183,580
  Effect of dilutive securities:
     Employee stock options.......................       1,521                399
                                                      --------           --------          --------
  Denominator for diluted earnings per share......     243,591            229,396           183,580
                                                      ========           ========          ========
Basic earnings per share..........................    $   0.06           $   0.04          $   (.08)
                                                      ========           ========          ========
Diluted earnings per share........................    $   0.06           $   0.04          $   (.08)
                                                      ========           ========          ========

15. QUARTERLY FINANCIAL INFORMATION (Unaudited, in thousands, except per share amounts)

                                                          QUARTER ENDED
                                     -------------------------------------------------------
                                     MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,*
                                     ---------    --------    -------------    -------------
YEAR ENDED DECEMBER 31, 1997
Revenues...........................  $340,353     $291,148      $371,118         $309,972
Income before income taxes and
  equity in net loss of
  affiliates.......................    19,476        3,120         9,663           94,723
Net income (loss)..................      (406)     (10,296)       (3,962)          54,668
Preferred dividends and
  accretion........................                 (2,947)      (11,633)         (11,735)
Net income (loss) applicable to
  common shareholders..............      (406)     (13,243)      (15,595)          42,933
Earnings per share -- basic........      0.00        (0.06)        (0.06)            0.17
Earnings per share -- diluted......      0.00        (0.06)        (0.06)            0.17
Market price per share
  High.............................        19 1/2       17 1/2         21              24 1/4
  Low..............................        14 1/8       13            14 1/16          19

---------------
* The results of operations for the quarter ended December 31, 1997, include a $79.6 million gain on the sale of K&F stock.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

15. QUARTERLY FINANCIAL INFORMATION (Unaudited, in thousands, except per share amounts) -- (continued)

                                                                     QUARTER ENDED
                                                      --------------------------------------------
                                                        JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                                        --------      -------------   ------------
NINE MONTHS ENDED DECEMBER 31, 1996
Revenues................................                 $ 1,538         $ 1,837        $ 1,713
Income before income taxes and equity in
  net loss of affiliates................                   5,998           4,422          6,078
Net income..............................                   1,301           2,953          4,623
Earnings per share -- basic.............                    0.01            0.01           0.02
Earnings per share -- diluted...........                    0.01            0.01           0.02
Market price per share
  High..................................                      18 1/2          16 5/8         19 5/8
  Low...................................                      10 1/2          11 1/8         15 1/4

                          INDEPENDENT AUDITORS' REPORT

Space Systems/Loral, Inc.:

     We have audited the accompanying consolidated balance sheet of Space Systems/Loral, Inc. and its subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the nine months ended December 31, 1996 and for the year ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Space Systems/Loral, Inc. and its subsidiaries at December 31, 1996, and the results of their operations and their cash flows for the nine months ended December 31, 1996 and for the year ended March 31, 1996 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
San Jose, California
February 24, 1997
(March 14, 1997 as to the
 fourth paragraph of
 Note 4)

                           SPACE SYSTEMS/LORAL, INC.

                           CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)

                                                              DECEMBER 31,
                                                                  1996
                                                              ------------
                                  ASSETS
Current assets:
  Cash and cash equivalents.................................   $   19,181
  Contracts in process, net.................................      376,847
  Inventories...............................................       74,572
  Deposits and other current assets.........................       50,910
                                                               ----------
     Total current assets...................................      521,510
Property, plant and equipment, net..........................      166,786
Cost in excess of net assets acquired, less amortization....      227,604
Long-term receivables.......................................       90,005
Investments.................................................       15,000
Prepaid pension costs and other assets......................       38,159
                                                               ----------
                                                               $1,059,064
                                                               ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  122,549
  Accrued payroll...........................................       25,515
  Customer advances.........................................      163,819
  Income taxes payable......................................        3,052
  Deferred income taxes.....................................       54,360
  Other current liabilities.................................        8,634
                                                               ----------
     Total current liabilities..............................      377,929
Long-term debt..............................................      127,586
Deferred income taxes.......................................       37,787
Postretirement and other liabilities........................       34,879
Minority interest in ISTI...................................        1,990

Commitments and contingencies (Notes 6, 8 and 9)

Shareholders' equity:
  Preferred stock, $.10 par value; 100,000 authorized and
     unissued shares........................................           --
  Common stock, $.10 par value; 100,000 shares authorized,
     4,000 shares issued and outstanding....................      466,668
  Retained earnings (accumulated deficit)...................       12,225
                                                               ----------
     Total shareholders' equity.............................      478,893
                                                               ----------
                                                               $1,059,064
                                                               ==========

                See notes to consolidated financial statements.

                           SPACE SYSTEMS/LORAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                                              NINE MONTHS
                                                                 ENDED        YEAR ENDED
                                                              DECEMBER 31,    MARCH 31,
                                                                  1996           1996
                                                              ------------    ----------
Revenues....................................................   $1,017,653     $1,121,619
Costs and expenses..........................................      953,496      1,087,213
                                                               ----------     ----------
Gross profit................................................       64,157         34,406
Amortization of cost in excess of net assets acquired.......        5,058          6,744
Management fee..............................................        5,088          5,608
                                                               ----------     ----------
Operating income............................................       54,011         22,054
Interest income.............................................        9,179          9,652
Interest expense............................................        3,098          3,301
                                                               ----------     ----------
Income before income taxes, minority interest and equity in
  net loss of affiliate.....................................       60,092         28,405
Provision for income taxes..................................       27,643         15,180
                                                               ----------     ----------
Income before minority interest and equity in net loss
  of affiliate..............................................       32,449         13,225
Minority interest in losses of ISTI.........................          125            151
Equity in net loss of Globalstar, net of tax benefit........       (1,549)        (1,009)
                                                               ----------     ----------
Net income..................................................   $   31,025     $   12,367
                                                               ==========     ==========

                See notes to consolidated financial statements.

                           SPACE SYSTEMS/LORAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND FOR THE YEAR ENDED MARCH 31,
                                      1996
                       (In thousands, except share data)

                                                      COMMON STOCK         RETAINED
                                                   ------------------      EARNINGS
                                                   SHARES                (ACCUMULATED
                                                   ISSUED     AMOUNT       DEFICIT)       TOTAL
                                                   ------    --------    ------------    --------
Balance March 31, 1995...........................  4,000     $466,668      $(31,167)     $435,501
Net income.......................................     --           --        12,367        12,367
                                                   -----     --------      --------      --------
Balance March 31, 1996...........................  4,000      466,668       (18,800)      447,868
Net income.......................................     --           --        31,025        31,025
                                                   -----     --------      --------      --------
Balance December 31, 1996........................  4,000     $466,668      $ 12,225      $478,893
                                                   =====     ========      ========      ========

                See notes to consolidated financial statements.

                           SPACE SYSTEMS/LORAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                    NINE           YEAR ENDED
                                                                MONTHS ENDED       MARCH 31,
                                                              DECEMBER 31, 1996       1996
                                                              -----------------    ----------
Cash flows from operating activities:
  Net income................................................      $ 31,025          $ 12,367
  Depreciation and amortization.............................        23,242            29,993
  Deferred income taxes.....................................        26,673            10,237
  Minority interest in losses of ISTI.......................          (125)             (151)
  Equity in net loss of LQSS................................         1,549             1,009
  Changes in operating assets and liabilities:
     Contracts in process, including long-term
       receivables..........................................      (152,454)          (58,092)
     Inventories............................................       (37,990)          (26,729)
     Deposits and other current assets......................       (39,212)            8,431
     Prepaid pension cost and other assets..................       (16,208)            1,450
     Accounts payable and other current liabilities.........        (7,803)           79,450
     Customer advances......................................        37,501            10,368
     Postretirement and other liabilities...................           317              (537)
                                                                  --------          --------
Net cash (used in) provided by operating activities.........      (133,485)           67,796
                                                                  --------          --------
Investing activities:
  Capital expenditures......................................       (26,731)          (24,167)
  Investment in ABCN........................................       (10,000)               --
                                                                  --------          --------
Net cash used in investing activities.......................       (36,731)          (24,167)
                                                                  --------          --------
Financing activities:
  Proceeds from borrowings..................................       290,408           100,740
  Repayment of debt.........................................      (227,874)          (69,728)
                                                                  --------          --------
Net cash provided by (used in) financing activities.........        62,534            31,012
                                                                  --------          --------
Net (decrease) increase in cash and cash equivalents........      (107,682)           74,641
Cash and cash equivalents, beginning of period..............       126,863            52,222
                                                                  --------          --------
Cash and cash equivalents, end of period....................      $ 19,181          $126,863
                                                                  ========          ========
Supplemental information:
  Interest paid, net of amounts capitalized.................      $  2,562          $  2,440
                                                                  ========          ========
  Income taxes paid.........................................      $  1,449          $  1,501
                                                                  ========          ========

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

     Sales to the U.S. government represented 8% and 10% of revenues for the nine months ended December 31, 1996 and for the year ended March 31, 1996, respectively. Sales to foreign customers, primarily in Asia, represented 25% and 27% of revenues for the nine months ended December 31, 1996 and for the year

                           SPACE SYSTEMS/LORAL, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) ended March 31, 1996, respectively. For the nine months ended December 31, 1996 two commercial customers represented 28% and 15% of revenues. For the year ended March 31, 1996, two commercial customers represented 30% and 13% of revenues.

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

  Cost in Excess of Net Assets Acquired:

     Cost in excess of the fair value of net assets acquired is being amortized over 40 years using the straight line method. Accumulated amortization was $41,882,000 at December 31, 1996.

     The carrying amount of Cost in Excess of Net Assets Acquired is evaluated on a recurring basis. Current and future profitability as well as current and future undiscounted cash flows, excluding financing costs, are primary indicators of recoverability. For the nine months ended December 31, 1996 and for the year ended March 31, 1996, there was no adjustment to the carrying amount of the Cost in Excess of Net Assets Acquired resulting from these evaluations.

2.  CONTRACTS-IN-PROCESS:

                                                               DECEMBER 31,
                                                                   1996
                                                              --------------
                                                              (IN THOUSANDS)
U.S. government contracts:
  Amounts billed............................................     $ 11,880
  Unbilled contract receivables.............................       11,828
                                                                 --------
                                                                   23,708
                                                                 --------
Commercial contracts:
  Amounts billed............................................      145,447
  Unbilled contract receivables.............................      207,692
                                                                 --------
                                                                  353,139
                                                                 --------
                                                                 $376,847
                                                                 ========

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

                           SPACE SYSTEMS/LORAL, INC.

2.  CONTRACTS-IN-PROCESS: (CONTINUED)
     Billed receivables relating to long-term contracts shown above are expected to be collected within one year. Upon launch of a satellite, SS/L reclassifies the orbital component of unbilled receivables expected to be collected beyond one year to long term. During the nine months ended December 31, 1996 $26,878,000 were reclassified to long-term receivables. Long-term receivable balances related to satellite orbitals at December 31, 1996 are scheduled to be received as follows (in thousands):

1998........................................................  $11,367
1999........................................................   11,413
2000........................................................   10,793
2001........................................................   10,783
Thereafter..................................................   45,649
                                                              -------
                                                              $90,005
                                                              =======

     Selling, general and administrative expenses for the nine months ended December 31, 1996 and the year ended March 31, 1996 were $45,231,000 and $40,273,000 and include independent research and development costs of $16,274,000 and $11,171,000, respectively.

3.  PROPERTY, PLANT AND EQUIPMENT:

                                                               DECEMBER 31,
                                                                   1996
                                                              --------------
                                                              (IN THOUSANDS)
Land........................................................     $ 22,300
Buildings and improvements..................................       65,448
Machinery, equipment, furniture and fixtures................      178,137
Leasehold improvements......................................        5,780
Construction-in-process.....................................       22,054
                                                                 --------
                                                                  293,719
Accumulated depreciation....................................     (126,933)
                                                                 --------
                                                                 $166,786
                                                                 ========

     Depreciation and amortization expense was $18,184,000 and $23,249,000 and capitalized interest costs were $97,000 and $127,000 for the nine months ended December 31, 1996 and the year ended March 31, 1996, respectively.

4.  FINANCING ARRANGEMENTS:

  Foreign currency exchange facilities:

     At December 31, 1996, SS/L had foreign currency exchange contracts (forwards and swaps) with several banks to purchase and sell foreign currencies, primarily Japanese yen, aggregating $251,379,000. Such contracts were designated as hedges of certain foreign contracts and subcontracts to be performed through May 2006. The fair value of these contracts, based on quoted market prices, was $215,625,000 at December 31, 1996. At December 31, 1996, deferred gains on forward contracts to sell foreign currencies, primarily yen, were $25,296,000 and deferred losses on forward contracts to purchase foreign currencies, primarily yen, were $10,458,000. At March 31, 1996, deferred gains on forward contracts to sell yen were $23,995,000 and deferred losses on forward contracts to purchase foreign currency, primarily yen, were

                           SPACE SYSTEMS/LORAL, INC.

4.  FINANCING ARRANGEMENTS: (CONTINUED)
$5,106,000. SS/L is exposed to credit-related losses in the event of nonperformance by counter parties to these financial instruments, but does not expect any counter party to fail to meet its obligation.

     The maturity of foreign currency exchange contracts held at December 31, 1996 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts and payments to vendors under subcontracts. These foreign exchange contracts mature as follows (in thousands):

                                              TO PURCHASE               TO SELL
                                          --------------------    --------------------
                                             AT          AT          AT          AT
                 YEARS                    CONTRACT     MARKET     CONTRACT     MARKET
              TO MATURITY                   RATE        RATE        RATE        RATE
              -----------                 --------    --------    --------    --------
1.......................................  $ 96,690    $ 87,513    $ 54,605    $ 45,292
2 to 5..................................    19,873      18,592      62,435      49,933
6 to 10.................................        --          --      17,776      14,295
                                          --------    --------    --------    --------
                                          $116,563    $106,105    $134,816    $109,520
                                          ========    ========    ========    ========

  Debt

     Long-term debt consists of:

                                                               DECEMBER 31,
                                                                   1996
                                                              --------------
                                                              (IN THOUSANDS)
Revolving credit agreement
  (weighted average annual interest rate of 8.25%)..........     $ 59,000
Note purchase facility
  (weighted average annual interest rate of 4.26%)..........       49,276
Export -- Import credit facility
  (weighted average annual interest rate of 5.63% and 5.8%,
  respectively).............................................       19,310
                                                                 --------
                                                                 $127,586
                                                                 ========

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

     SS/L borrowed a total of $42,912,000 under an export-import credit facility ("the EX-IM Facility") with a Japanese bank. The EX-IM Facility is fully secured by a letter of credit arrangement with another

                           SPACE SYSTEMS/LORAL, INC.

4.  FINANCING ARRANGEMENTS: (CONTINUED)
bank. At December 31, 1996, no amounts remained available for borrowing under this facility. Principal is to be repaid in semiannual installments through November 1, 2005. Interest is charged at LIBOR less 1/4% and is payable semiannually on May 1 and November 1.

     The aggregate maturities of long-term debt for the calendar years 1998 through 2001 are as follows: $2,146,000, $61,146,000, $51,422,000 and
$2,146,000.

     SS/L has other outstanding letters of credit of approximately $42,562,000 at December 31, 1996.

5.  INCOME TAXES:

     The components of the provision for income taxes are as follows:

                                                                                YEAR ENDED
                                                          NINE MONTHS ENDED     MARCH 31,
                                                          DECEMBER 31, 1996        1996
                                                          ------------------    ----------
                                                                   (IN THOUSANDS)
Current:
  Federal...............................................       $   683           $ 1,836
  State, local & foreign................................           287             3,107
                                                               -------           -------
                                                                   970             4,943
Deferred, principally federal...........................        26,673            10,237
                                                               -------           -------
  Total.................................................       $27,643           $15,180
                                                               =======           =======

     The provision for income taxes excludes a deferred tax benefit of $834,000 and $544,000 for the nine months ended December 31, 1996 and the year ended March 31, 1996, respectively, related to SS/L's share of Globalstar, L.P. losses (see Note 6).

     The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

                                                                                YEAR ENDED
                                                          NINE MONTHS ENDED      MARCH 31,
                                                          DECEMBER 31, 1996        1996
                                                          ------------------    -----------
                                                                   (IN THOUSANDS)
Provision at statutory federal income tax rate..........       $21,032            $ 9,942
State income taxes, net of federal income tax benefit...         4,042              2,219
Non-deductible goodwill amortization....................         1,770              2,360
Losses of ISTI..........................................           229                330
Non-deductible meals, entertainment and
  lobbying expense......................................           370                208
Other...................................................           200                121
                                                               -------            -------
          Total provision for income taxes..............       $27,643            $15,180
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

                           SPACE SYSTEMS/LORAL, INC.

5.  INCOME TAXES: (CONTINUED)
     At December 31, 1996, the reported deferred tax liability is net of future tax benefits of $7,288,000 arising from net operating loss carryforwards which expire beginning in 2008. Tax carryforward benefits will be used in the periods that net deferred tax liabilities mature.

     The significant components of the deferred income tax assets and liabilities are:

                                                               DECEMBER 31,
                                                                   1996
                                                              --------------
                                                              (IN THOUSANDS)
Deferred tax assets:
  Postretirement benefits other than pensions...............     $ 13,849
  Net operating loss carryforwards..........................        7,288
  Compensation and benefits.................................        3,842
  Other, net................................................        3,464
                                                                 --------
                                                                   28,443
Deferred tax liabilities:
  Income recognition on long-term contracts.................       86,761
  Property, plant and equipment.............................       25,059
  Pension costs.............................................        8,770
                                                                 --------
                                                                  120,590
                                                                 --------
Net deferred income tax liability...........................     $ 92,147
                                                                 ========

6.  INVESTMENTS:

     In March 1994, SS/L purchased an 11% limited partnership interest in Loral Qualcomm Satellite Services, L.P. ("LQSS") for $6,000,000. LQSS's only asset is 18,000,000 ordinary partnership interests in Globalstar, L.P. ("Globalstar"), which represents a 38.3% interest in the ordinary partnership interests of Globalstar at December 31, 1996. At December 31, 1996, SS/L and Loral had an effective 4.2% and 31.7% interest, respectively, in Globalstar's ordinary partnership interests. Globalstar was formed to design, construct and operate a worldwide, low-earth-orbit satellite-based digital telecommunications system. SS/L's investment has been reduced by $2,383,000 and $1,553,000 for the nine months ended December 31, 1996 and the year ended March 31, 1996, respectively, to reflect the pretax effect of its proportionate share of Globalstar's losses.

     In connection with the construction of the Globalstar system, Globalstar entered into a $1.4 billion contract with SS/L to design, manufacture, test and obtain launch vehicles and launch services for its constellation of 56 satellites. Under the contract, SS/L has agreed to act as Globalstar's agent to obtain launch vehicles, arrange for the launch of Globalstar satellites and obtain insurance to cover the replacement cost of satellites or launch vehicles lost in the event of a launch failure. In addition, Globalstar has agreed to purchase from SS/L eight additional spare satellites at a cost of approximately $175 million. SS/L has entered into subcontracts with certain of Globalstar's direct or indirect limited partners, some of whom are shareholders of SS/L. Revenue recorded under the Globalstar contract for the nine months ended December 31, 1996 and the year ended March 31, 1996 was $280,627,000 and $336,977,000, respectively. Billed and unbilled receivables from Globalstar were $22,572,000 and $130,694,000 at December 31, 1996.

     Globalstar's space segment contract with SS/L calls for approximately $310 million of the contract billings to be deferred as vendor financing. Of the $310 million, $90 million is interest bearing at the 30-day LIBOR rate plus 3% per annum. The remaining $220 million of vendor financing is non-interest bearing. Globalstar will repay the non-interest bearing portions as follows: $49 million following the launch and acceptance of 24 or more satellites (the "Preliminary Constellation"), $61 million upon the launch and acceptance of 48 or more satellites (the "Full Constellation"), and the remainder in equal installments over

                           SPACE SYSTEMS/LORAL, INC.

6.  INVESTMENTS: (CONTINUED)
the five-year period following acceptance of the Preliminary and Full Constellations. SS/L's subcontractors have assumed a portion of this vendor financing which totals approximately $121 million and will be paid on similar terms. Payment of the $90 million interest bearing vendor financing will be deferred until December 31, 1998 or the Full Constellation Date, whichever is earlier. Thereafter, interest and principal will be repaid in twenty equal quarterly installments over the next five years.

     At December 31, 1996, $130.7 million was due under this arrangement, of which $72.0 million of the vendor financing receivable was interest bearing.

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

7.  RELATED PARTY TRANSACTIONS:

     SS/L, its shareholders and Loral have entered into a stockholders' agreement ("the Stockholders' Agreement") which provides for management fees to be paid to Loral, ranging from 0.5% to 1% of sales, as defined, depending upon SS/L's operating performance. Such management fees were $5,088,000 and $5,608,000 for the nine months ended December 31, 1996 and the year ended March 31, 1996 respectively.

     The Stockholders' Agreement also requires SS/L to pay Loral an annual fee for overhead reimbursement, not to exceed 1% of SS/L's adjusted sales, as defined, for each fiscal year. This fee amounted to $2,695,000 and $3,427,000 for the nine months ended December 31, 1996 and for the year ended March 31, 1996, respectively.

     For the nine months ended December 31, 1996, SS/L was billed $10,066,000 for certain operational, executive, administrative, financial, legal and other services provided by Loral. SS/L was billed for certain operational, executive, administrative, financial, legal and other services provided by Lockheed Martin and Old Loral, and SS/L charged Lockheed Martin and Old Loral certain overhead costs. Net costs billed by Lockheed Martin for the nine months ended December 31, 1996 were $5,154,000. Net costs billed by Old Loral were $7,066,000 for the year ended March 31, 1996.

                           SPACE SYSTEMS/LORAL, INC.

7.  RELATED PARTY TRANSACTIONS: (CONTINUED)
     In connection with contract performance, SS/L provided services to and acquired services from Lockheed Martin for the nine months ended December 31, 1996 and Old Loral for the year ended March 31, 1996. A summary of such transactions and balances is as follows:

                                                                                YEAR ENDED
                                                          NINE MONTHS ENDED     MARCH 31,
                                                          DECEMBER 31, 1996        1996
                                                          ------------------    ----------
                                                                   (IN THOUSANDS)
Revenue from services sold..............................       $ 3,174           $  1,096
Cost of purchased services..............................       124,275             28,228
Balances at year end:
  Receivable............................................       $ 1,650           $    430
  Payable...............................................         3,572             15,823
                                                               -------           --------
Net payable.............................................       $ 1,922           $ 15,393
                                                               =======           ========

     SS/L's sales to, purchases from, and balances with the Alliance partners are as follows:

                                                                                YEAR ENDED
                                                          NINE MONTHS ENDED     MARCH 31,
                                                          DECEMBER 31, 1996        1996
                                                          ------------------    ----------
                                                                   (IN THOUSANDS)
Revenue from services sold..............................       $55,019           $ 32,561
Cost of purchased services..............................       150,608            249,092
Balances at year end:
  Receivable............................................       $ 8,526           $ 15,066
  Payable...............................................        41,335             38,257

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

     For the year ended March 31, 1996, SS/L employees were eligible to participate in Old Loral's stock option plans. At March 31, 1996, options to purchase 466,304 shares of Old Loral common stock were outstanding, respectively (adjusted for a two for one stock split in the fiscal year ended March 31, 1996.) All options were exercised in connection with the Distribution.

     For the year ended March 31, 1996, SS/L had agreed to pay Old Loral any difference between the market value of Old Loral stock at the time of exercise and the option price for up to 200,000 shares authorized by SS/L's stockholders, and to reimburse Old Loral for any tax benefit resulting from shares granted in excess of that amount. For the year ended March 31, 1996, $4,510,000 of compensation expense was accrued for the excess of market value of Old Loral stock over exercise prices for options exercisable subject to the authorized limitation.

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

8.  COMMITMENTS AND CONTINGENCIES:

     At December 31, 1996, SS/L was party to various noncancellable real estate leases with minimum aggregate rental commitments payable as follows (in thousands):

1997........................................................  $ 9,875
1998........................................................    8,574
1999........................................................    7,776
2000........................................................    7,284
2001........................................................    6,848
Thereafter..................................................   22,954
                                                              -------
                                                              $63,311
                                                              =======

     Leases covering major items of real estate contain renewal and/or purchase options which may be exercised by SS/L. Rent expense was $7,838,000 and $6,440,000 for the nine months ended December 31, 1996 and the year ended March 31, 1996, respectively.

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

10.  PENSIONS AND OTHER EMPLOYEE BENEFITS:

  Pensions:

     SS/L maintains a contributory defined benefit pension plan covering substantially all employees. Benefits are based on members' salaries and years of service. SS/L's funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue

                           SPACE SYSTEMS/LORAL, INC.

10.  PENSIONS AND OTHER EMPLOYEE BENEFITS: (CONTINUED)
Code and regulations thereon. No contributions were made for the nine months ended December 31, 1996. Contributions for the year ended March 31, 1996 were $3,990,000. Plan assets are invested primarily in U.S. government and agency obligations and listed stocks and bonds.

     Net pension costs include the following components:

                                                                                YEAR ENDED
                                                          NINE MONTHS ENDED     MARCH 31,
                                                          DECEMBER 31, 1996        1996
                                                          ------------------    ----------
                                                                   (IN THOUSANDS)
Service cost -- benefits earned during the period.......       $ 3,808           $  3,676
Interest cost on projected benefit obligation...........         8,205             10,070
Actual loss (return) on plan assets.....................        (9,934)           (27,838)
Net amortization and deferral...........................           574             18,110
                                                               -------           --------
Net pension costs.......................................       $ 2,653           $  4,018
                                                               =======           ========

     The following table sets forth the Plan's funded status:

                                                              DECEMBER 31, 1996
                                                              -----------------
                                                               (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested benefits...........................................      $130,363
                                                                  ========
  Accumulated benefits......................................      $134,507
  Effect of projected future salary increases...............        16,981
                                                                  --------
  Projected benefits........................................       151,488
Plan assets at fair value...................................       167,635
                                                                  --------
Plan assets in excess of (less than) projected benefit
  obligation................................................        16,147
Unrecognized net prior service cost.........................            60
Unrecognized net loss.......................................         5,183
                                                                  --------
Prepaid pension cost included in other assets in the
  accompanying balance sheet................................      $ 21,390
                                                                  ========
The principal actuarial assumptions are as follows:
  Discount rate.............................................         7.75%
  Rate of increase in compensation levels...................         4.50%
  Expected long-term rate of return on plan assets..........         9.50%

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

                           SPACE SYSTEMS/LORAL, INC.

10.  PENSIONS AND OTHER EMPLOYEE BENEFITS: (CONTINUED)
     Postretirement health care and life insurance costs include the following components:

                                                                                YEAR ENDED
                                                          NINE MONTHS ENDED     MARCH 31,
                                                          DECEMBER 31, 1996        1996
                                                          ------------------    ----------
                                                                   (IN THOUSANDS)
Service cost -- benefits earned during the period.......       $   622           $   405
Interest cost on accumulated postretirement benefit
  obligation............................................         1,599             1,549
Net amortization and deferrals..........................          (916)           (1,316)
                                                               -------           -------
Total postretirement health care and life insurance
  costs.................................................       $ 1,305           $   638
                                                               =======           =======

     The following table reconciles the amounts recognized in the balance sheet:

                                                              DECEMBER 31, 1996
                                                              -----------------
                                                               (IN THOUSANDS)
Accumulated postretirement benefit obligation:
  Retirees..................................................       $15,260
  Fully eligible plan participants..........................         3,517
  Other active plan participants............................        10,541
                                                                   -------
Total accumulated postretirement benefit obligation.........        29,318
Fair value of assets........................................        (2,055)
                                                                   -------
Unfunded accumulated postretirement benefit obligation......        27,263
Unrecognized prior service gain related to plan
  amendments................................................        12,742
Unrecognized net (loss) gain................................        (6,225)
                                                                   -------
Accrued postretirement health care and life insurance
  costs.....................................................       $33,780
                                                                   =======

     The principal assumptions used in determining the pension benefit obligation are as follows:

Discount rate...............................................         7.75%
Rate of increase in compensation levels.....................         4.50%
Present healthcare cost trend rate..........................        10.59%
Ultimate trend rate by the year 2004........................         5.50%

     Changing the assumed health care cost trend rate by 1% in each year would change the accumulated postretirement benefit obligation by approximately $3,224,000 and the aggregate service and interest cost components for the nine months ended December 31, 1996 by approximately $325,000.

  Employee Savings Plan:

     SS/L employees participate in the Loral Savings Plan ("the Plan"). Under the Plan, SS/L matches 60% of participating SS/L employees' contributions, up to 6% of base pay. SS/L's matching cash contributions were $2,859,000 and $2,852,000 for the nine months ended December 31, 1996 and the year ended March 31, 1996, respectively.

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

                          INDEPENDENT AUDITORS' REPORT

     We have audited the consolidated financial statements of Loral Space & Communications Ltd. (a Bermuda company) as of December 31, 1997 and 1996, and for the year ended December 31, 1997, the nine months ended December 31, 1996, and the year ended March 31, 1996, and have issued our report thereon dated March 6, 1998 (March 20, 1998 as to the fifth paragraph of Note 3), included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 14(a)2 of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
New York, New York
March 6, 1998

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       LORAL SPACE & COMMUNICATIONS LTD.

                                 BALANCE SHEETS
                       (In thousands, except share data)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $  171,850    $1,175,018
  Other current assets......................................       3,864         9,795
                                                              ----------    ----------
Total current assets........................................     175,714     1,184,813
Note receivable from unconsolidated subsidiary..............     349,000
Investments in affiliates...................................     410,221       443,057
Investment in unconsolidated subsidiaries...................     776,493        19,427
Due from unconsolidated subsidiaries........................     245,089           191
Other assets................................................      69,555        13,476
                                                              ----------    ----------
                                                              $2,026,072    $1,660,964
                                                              ==========    ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other current liabilities............  $   29,187    $      340
  Accrued interest and preferred dividends..................       9,478         6,000
  Income taxes payable......................................      12,004         1,263
  Deferred income taxes.....................................       1,796
                                                              ----------    ----------
Total current liabilities...................................      52,465         7,603
Deferred income taxes.......................................         362
Convertible preferred equivalent obligations ($600,000
  principal amount).........................................                   583,292
Commitments and contingencies
Shareholders' equity:
  Series A convertible preferred stock, $.01 par value;
     150,000,000 shares authorized, 45,896,977 shares
     issued.................................................         459           459
  Series B preferred stock, $.01 par value; 750,000 shares
     authorized and unissued................................
  6% Series C convertible redeemable preferred stock
     ($745,472 redemption value), $.01 par value; 20,000,000
     shares authorized, 14,909,437 shares issued............     733,762
  Common stock, $.01 par value; 750,000,000 shares
     authorized, 200,950,864 and 191,092,308 shares
     issued.................................................       2,010         1,911
  Paid-in capital...........................................   1,216,128     1,058,822
  Treasury stock, at cost; 101,053 shares...................      (1,680)
  Retained earnings.........................................      22,566         8,877
                                                              ----------    ----------
Total shareholders' equity..................................   1,973,245     1,070,069
                                                              ----------    ----------
                                                              $2,026,072    $1,660,964
                                                              ==========    ==========

                       See note to financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                         NINE MONTHS
                                                          YEAR ENDED        ENDED        YEAR ENDED
                                                         DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                                             1997            1996           1996
                                                         ------------    ------------    ----------
Management fee from affiliate..........................                                   $  5,608
Costs and expenses.....................................    $ 14,123        $  6,561          3,021
                                                           --------        --------       --------
Operating income (loss)................................     (14,123)         (6,561)         2,587
Interest and investment income.........................      60,915          34,717
Interest expense.......................................         695           6,000         10,524
Gain on sale of K&F stock..............................      79,591
                                                           --------        --------       --------
Income (loss) before income taxes, minority interest
  and equity in net income (loss) of affiliates and
  subsidiaries.........................................     125,688          22,156         (7,937)
Income taxes...........................................      19,644           1,263         (2,780)
                                                           --------        --------       --------
Income (loss) before minority interest and equity in
  net loss of affiliates...............................     106,044          20,893         (5,157)
Equity in net loss of unconsolidated subsidiaries......     (21,007)         (7,307)
Equity in net loss of affiliates.......................     (45,033)         (4,709)        (8,628)
                                                           --------        --------       --------
Net income (loss)......................................      40,004           8,877        (13,785)
Preferred dividends and accretion......................     (26,315)
                                                           --------        --------       --------
Net income (loss) applicable to common stockholders....    $ 13,689        $  8,877       $(13,785)
                                                           ========        ========       ========
Earnings (loss) per share:
  Basic................................................    $   0.06        $   0.04       $   (.08)
                                                           ========        ========       ========
  Diluted..............................................    $   0.06        $   0.04       $   (.08)
                                                           ========        ========       ========
Weighted average shares outstanding:
  Basic................................................     242,070         228,997        183,580
                                                           ========        ========       ========
  Diluted..............................................     243,591         229,396        183,580
                                                           ========        ========       ========

                       See note to financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               YEAR ENDED    NINE MONTHS ENDED   YEAR ENDED
                                                              DECEMBER 31,     DECEMBER 31,      MARCH 31,
                                                                  1997             1996             1996
                                                              ------------   -----------------   ----------
Operating activities:
  Net income (loss).........................................  $    40,004       $    8,877       $ (13,785)
  Gain on the sale of K&F stock.............................      (79,591)
  Equity in net loss of affiliates..........................       45,003            4,709           8,628
  Equity in net loss of unconsolidated subsidiaries.........       21,007            7,307
  Deferred taxes............................................       (2,158)                           3,838
  Accretion on GTL CPEOs....................................       (1,739)
  Depreciation and amortization.............................           78
Changes in operating assets and liabilities, net of
  acquisitions:
  Due from unconsolidated subsidiaries......................     (244,898)             191
  Accounts payable..........................................        4,218             (217)
  Accrued expenses..........................................        3,283            5,340
  Taxes payable.............................................       10,741            1,263
  Other assets and liabilities..............................      (82,367)          (5,010)
                                                              -----------       ----------       ---------
Cash used in operating activities...........................     (286,419)          22,460          (1,319)
                                                              -----------       ----------       ---------
Investing activities:
  Proceeds from the sale of K&F stock, net of expenses......       79,591
  Investment in affiliates..................................     (232,729)          (6,425)       (105,231)
  Investments in unconsolidated subsidiaries................     (144,060)         (26,734)
  Other assets..............................................      (52,454)                          (9,800)
                                                              -----------       ----------       ---------
Cash used in investing activities...........................     (349,652)         (33,159)       (115,031)
                                                              -----------       ----------       ---------
Financing activities:
  Issuance of note to unconsolidated subsidiary, net of
    repayments..............................................     (349,000)
  Proceeds from convertible preferred equivalent
    obligations.............................................                       583,292
  Proceeds from exercise of stock options and issuances to
    employee savings plan...................................        7,338
  Preferred dividends.......................................      (25,435)
  Proceeds from the Distribution............................                       612,274
  Transaction expenses related to the Distribution..........                       (12,286)
  Advances from Loral Corporation prior to the
    Distribution............................................                         2,425         116,362
                                                              -----------       ----------       ---------
Cash provided by financing activities.......................     (367,097)       1,185,705         116,362
                                                              -----------       ----------       ---------
(Decrease) increase in cash and cash equivalents............   (1,003,168)       1,175,006              12
Cash and cash equivalents -- beginning of period............    1,175,018               12
                                                              -----------       ----------       ---------
Cash and cash equivalents -- end of period..................  $   171,850       $1,175,018       $      12
                                                              ===========       ==========       =========
Non-cash transactions:
  Mandatory exchange of Convertible Preferred Equivalent
    Obligations.............................................  $   583,282
                                                              ===========
  Issuance of Series C Preferred Stock to acquire equity
    interest in SS/L........................................  $   149,600
                                                              ===========
  Issuance of Loral common stock to acquire equity interest
    in SS/L and Globalstar partnership interests............  $   148,387       $  100,313
                                                              ===========       ==========
  Deferred purchase price to acquire Globalstar partnership
    interests...............................................  $    24,787
                                                              ===========
  Assets transferred from Loral Corporation at the
    Distribution............................................                    $   31,383
                                                                                ==========
  Liabilities assumed from Loral Corporation at the
    Distribution............................................                    $   27,313
                                                                                ==========
  Transfer of GTL common stock to acquire equity interest in
    SS/L....................................................                    $    5,158
                                                                                ==========
Supplemental information:
  Interest paid.............................................  $    22,823
                                                              ===========
  Taxes paid................................................  $     6,205
                                                              ===========

                       See note to financial statements.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          NOTE TO FINANCIAL STATEMENTS

     1. Loral Space & Communications Ltd. ("Loral"), a Bermuda company, is a holding company which is the ultimate parent of all Loral subsidiaries and is the registrant of all Loral securities. The accompanying financial statements reflect the financial position, results of operations and cash flows of Loral on a separate company basis. All subsidiaries of Loral are reflected as investments accounted for under the equity method of accounting. Accordingly intercompany payables and receivables have not been eliminated.

     Loral's significant transactions with its subsidiaries other than the investment account and related equity in net loss of unconsolidated subsidiaries are the management fee charged by Loral SpaceCom Corporation ("SpaceCom") to Loral and intercompany payable and receivables resulting primarily from the funding of the construction of the Telstar Satellites. The note receivable from SpaceCom relates to the Loral Skynet acquisition and bears interest at 8.2% per annum. Principal payments are restricted to a maximum of $149,000,000 by a financing arrangement entered into by SpaceCom.

     No cash dividends were paid to Loral by its subsidiaries or its affiliates during the year ended December 31, 1997, the nine months ended December 31, 1996 or the year ended March 31, 1996.

                                     EXHIBIT INDEX

EXHIBIT NUMBER                           DESCRIPTION                             PAGE
--------------                           -----------                             ----
     2.1         Restructuring, Financing and Distribution Agreement, dated as of January 7, 1996, among Loral Corporation, Loral
                 Aerospace Holdings, Inc., Loral Aerospace Corp., Loral
                 General Partner, Inc., Loral Globalstar L.P., Loral
                 Globalstar Limited, the Registrant and Lockheed Martin
                 Corporation(1)
     2.2         Amendment to Restructuring, Financing and Distribution
                 Agreement, dated as April 15, 1996(1)
     2.3         Agreement for the Purchase and Sale of Assets dated as of
                 September 25, 1996 by and between AT&T Corp., as Seller, and
                 Loral Space & Communications Ltd., as Buyer(2)
     2.4         First Amendment to Agreement for the Purchase and Sale of
                 Assets dated as of March 14, 1997 by and between AT&T Corp., as Seller, and Loral Space & Communications Ltd., as
                 Buyer(3)
     2.5         Agreement and Plan of Merger dated as of October 7, 1997 by and among Orion Network Systems, Inc., Loral Space &
                 Communications Ltd. and Loral Satellite Corporation(4)
     2.6         First Amendment to Agreement and Plan of Merger dated as of
                 February 11, 1998 by and among Orion Network Systems, Inc.,
                 Loral Space & Communications Ltd. and Loral Satellite
                 Corporation.(5)
     2.7         Second Amendment to Agreement and Plan of Merger dated as of
                 March 20, 1998 by and among Orion Network Systems, Inc.,
                 Loral Space & Communications Ltd. and Loral Satellite
                 Corporation.+
     3.1         Memorandum of Association(1)
     3.2         Memorandum of Increase of Share Capital(1)
     3.3         Second Amended and Restated Bye-laws(1)
     3.4         Schedule III to Second Amended and Restated Bye-laws
                 relating to Registrant's 6% Series C Convertible Redeemable
                 Preferred Stock(6)
     4.1         Rights Agreement dated March 27, 1996 between the Registrant and The Bank of New York, Rights Agent(1)
    10.1         Shareholders Agreement dated as of April 23, 1996 between
                 Loral Corporation and the Registrant(1)
    10.2         Tax Sharing Agreement dated as of April 22, 1996 between
                 Loral Corporation, the Registrant, Lockheed Martin
                 Corporation and LAC Acquisition Corporation(1)
    10.3         Exchange Agreement dated as of April 22, 1996 between the
                 Registrant and Lockheed Martin Corporation(1)
    10.4         Amended and Restated Agreement of Limited Partnership of
                 Globalstar, L.P., dated as of March 6, 1996 among
                 Loral/Qualcomm Satellite Services, L.P., Globalstar
                 Telecommunications Limited, AirTouch Satellite Services, San
                 Giorgio S.p.A., Hyundai/Dacom, Loral/DASA Globalstar, L.P.,
                 Loral Globalstar, L.P., TE.S.AM. and Vodastar Limited(7)
    10.5         Service Provider Agreements by and between Globalstar, L.P.
                 and each of Loral General Partner, Inc. and Loral/DASA
                 Globalstar, L.P.(8)
    10.6         Contract between Globalstar, L.P. and Space Systems/Loral,
                 Inc.(8)
    10.7         1996 Stock Option Plan(1)++
    10.8         Common Stock Purchase Plan for Non-Employee Directors(1)++
    10.9         Employment Agreement between the Registrant and Bernard L.
                 Schwartz(1)++

EXHIBIT NUMBER                           DESCRIPTION                             PAGE
--------------                           -----------                             ----
    10.9.1       Amendment dated as of March 1, 1997 to Employment Agreement between the Registrant and Bernard L. Schwartz+++
    10.10        Registration Rights Agreement dated as of August 9, 1996
                 among Loral Space & Communications Ltd., Lehman Brothers
                 Capital Partners II, L.P., Lehman Brothers Merchant Banking
                 Portfolio Partnership L.P., Lehman Brothers Offshore
                 Investment Partnership L.P. and Lehman Brothers Offshore
                 Investment Partnership-Japan L.P.(9)
    10.11        Registration Rights Agreement dated November 6, 1996
                 relating to the Registrant's 6% Convertible Preferred
                 Equivalent Obligations due 2006(6)
    10.12        Registration Rights Agreement (Series C Preferred Stock)
                 dated as of March 31, 1997 between Loral Space &
                 Communications Ltd. and Finmeccanica S.p.A. and dated as
                 June 23, 1997 among Loral Space & Communications Ltd.,
                 Aerospatiale SNI and Alcatel Espace(10)
    10.13        Registration Rights Agreement (Common Stock) dated as of
                 June 23, 1997 among Loral Space & Communications Ltd.,
                 Aerospatiale SNI and Alcatel Espace(10)
    10.14        Alliance Agreement dated as of June 23, 1997 among Loral
                 Space & Communications Ltd., Aerospatiale SNI, Alcatel
                 Espace and Finmeccanica S.p.A.(10)
    10.15        Principal Stockholder Agreement dated as of October 7, 1997 among Loral Space & Communications Ltd., Loral Satellite
                 Corporation, Orion Network Systems, Inc. and certain Orion stockholders signatory thereto(4)
    10.16        Amended and Restated Credit and Participation Agreement,
                 dated as of November 14, 1997, among Loral SpaceCom
                 Corporation, Space Systems/Loral, Inc., the Banks parties
                 thereto, Bank of America National Trust and Savings
                 Association, as Administrative Agent, and Istituto Bancario
                 San Paolo di Torino S.p.A, individually and as Italian
                 Export Financing and Arranger and as Selling Bank(11)
    10.17        Agreement of Limited Partnership of CyberStar, L.P. dated as of June 30, 1997+
    10.18        Purchase and Sale Agreement dated November 17, 1997 between the Federal Government of the United Mexican States and
                 Corporativo Satelites Mexicanos, S.A. de C.V. for the
                 purchase and sale of the capital stock of Satelites
                 Mexicanos, S.A. de C.V. (English translation of Spanish
                 original)+
    10.19        Membership Agreement dated and effective as of November 17,
                 1997 among Loral SatMex Ltd. and Ediciones Enigma, S.A. de
                 C.V. and Firmamento Mexicano, S. de R.L. de C.V.+
    10.20        Letter Agreement dated December 29, 1997 between Loral Space
                 & Communications Ltd., Telefonica Autrey S.A. de C.V.,
                 Donaldson, Lufkin & Jenrette Securities Corporation, Lehman
                 Brothers Inc. and Lehman Commercial Paper Inc. and related
                 Agreement between the Federal Government of United Mexican
                 States, Telefonica Autrey, S.A. de C.V., Ediciones Enigma,
                 S.A. de C.V., Loral Space & Communications Ltd., Loral
                 SatMex Ltd. and Servicios Corporativos Satelitales, S.A. de
                 C.V.+
    12           Statement Re: Computation of Ratios+
    21           List of Subsidiaries of the Registrant+
    23           Consent of Deloitte & Touche LLP+
    27           Financial Data Schedule (EDGAR only)+

EXHIBIT NUMBER                           DESCRIPTION                             PAGE
--------------                           -----------                             ----
    99.1         Consolidated Financial Statements of Globalstar, L.P. and
                 Independent Auditors' Report(12)

---------------

 (1) Incorporated by reference to the Registrant's Registration Statement on Form 10 (No. 1-14180).

 (2) Incorporated by reference to the Registrant's Form 8-K filed on September 27, 1996.

 (3) Incorporated by reference to the Registrant's Form 8-K filed on March 28, 1997.

 (4) Incorporated by reference to the Registrant's Form 8-K filed on October 10, 1997.

 (5) Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed on February 17, 1998 (File No. 333-46407).

 (6) Incorporated by reference to the Registrant's Form 10-K for the nine month period ended December 31, 1996.

 (7) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed by Globalstar Telecommunications Limited (File No. 0-25456).

 (8) Incorporated by reference to the Registration Statement on Form S-1 of Globalstar Telecommunications Limited (File No. 33-86808).

 (9) Incorporated by reference to the Registrant's Form 8-K filed on August 13, 1996.

(10) Incorporated by reference to the Registrant's Form 8-K filed on July 8,
     1997.

(11) Incorporated by reference to the Registrant's Form 8-K filed on December 9, 1997.

(12) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed by Globalstar Telecommunications Limited (File No. 0-25456).

   + Filed herewith.

   ++ Management compensation plan.