Form 10-Q
period 1998-03-31
LORAL SPACE & COMMUNICATIONS LTD
filed 1998-05-15
CIK 1006269

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                         COMMISSION FILE NUMBER 1-14180

                       LORAL SPACE & COMMUNICATIONS LTD.
                                600 THIRD AVENUE
                            NEW YORK, NEW YORK 10016
                            TELEPHONE (212) 697-1105

                     JURISDICTION OF INCORPORATION: BERMUDA

                     IRS IDENTIFICATION NUMBER: 13-3867424

     The registrant has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

     As of April 30, 1998, there were 219,592,292 shares of Loral Space & Communications Ltd. common stock outstanding.

================================================================================

                         PART 1. FINANCIAL INFORMATION

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                1998          1997
                                                              --------      --------
Revenues....................................................  $295,213      $340,353
Costs and expenses..........................................   294,231       331,016
                                                              --------      --------
Operating income............................................       982         9,337
Interest and investment income..............................     8,666        20,095
Interest expense............................................     1,720         9,956
                                                              --------      --------
Income before income taxes, minority interest and equity in
  net loss of affiliates....................................     7,928        19,476
Income taxes................................................     3,063         9,339
                                                              --------      --------
Income before minority interest and equity in net loss of
  affiliates................................................     4,865        10,137
Minority interest...........................................        62        (3,366)
Equity in net loss of affiliates............................   (20,370)       (7,177)
                                                              --------      --------
Net loss....................................................   (15,443)         (406)
Preferred dividends and accretion...........................   (11,606)
                                                              --------      --------
Net loss applicable to common stockholders..................  $(27,049)     $   (406)
                                                              ========      ========
Earnings (loss) per share:
  Basic.....................................................  $  (0.11)     $   0.00
                                                              ========      ========
  Diluted...................................................  $  (0.11)     $   0.00
                                                              ========      ========
Weighted average shares outstanding:
  Basic.....................................................   249,336       236,989
                                                              ========      ========
  Diluted...................................................   249,336       236,989
                                                              ========      ========

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                               MARCH 31,     DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (Unaudited)       (Note)
                                         ASSETS
Current assets:
     Cash and cash equivalents..............................  $  225,437      $  226,547
     Contracts in process...................................     480,783         378,134
     Inventories............................................     119,212          98,325
     Restricted current assets..............................      50,068
     Other current assets...................................      45,101          51,612
                                                              ----------      ----------
Total current assets........................................     920,601         754,618
Property, plant and equipment, net..........................   1,319,975         926,679
Cost in excess of net assets acquired, less amortization....     967,254         361,411
Long-term receivables.......................................     165,230         168,639
Restricted assets...........................................     286,337
Investments in affiliates...................................     470,769         481,967
Deposits....................................................     209,063         154,970
Other assets................................................     197,073         156,652
                                                              ----------      ----------
                                                              $4,536,302      $3,004,936
                                                              ==========      ==========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of debt................................  $    8,227      $    2,146
     Accounts payable.......................................     320,557         231,519
     Accrued employment costs...............................      38,600          38,797
     Customer advances......................................      59,806          68,287
     Accrued interest and preferred dividends...............      22,396          11,192
     Other current liabilities..............................      26,936          25,931
     Income taxes payable...................................      26,356          25,934
     Deferred income taxes..................................       1,683           4,187
                                                              ----------      ----------
Total current liabilities...................................     504,561         407,993
Deferred income taxes.......................................      50,380          99,696
Pension and other postretirement liabilities................      49,735          48,398
Long-term liabilities.......................................      53,917          31,388
Long-term debt..............................................   1,436,343         433,252
Minority interest...........................................      22,015          10,964
Commitments and contingencies (Notes 6, 8 and 9)
Shareholders' equity:
     Series A convertible preferred stock, par value $.01...         459             459
     Series B preferred stock, par value $.01...............
     6% Series C convertible redeemable preferred stock
       ($745,472 redemption value)..........................     734,178         733,762
     Common stock, par value $.01...........................       2,193           2,010
     Paid-in capital........................................   1,700,810       1,216,377
     Treasury stock, at cost................................      (3,360)         (1,680)
     Unearned compensation..................................     (10,446)           (249)
     Retained earnings (deficit)............................      (4,483)         22,566
                                                              ----------      ----------
Total shareholders' equity..................................   2,419,351       1,973,245
                                                              ----------      ----------
                                                              $4,536,302      $3,004,936
                                                              ==========      ==========

---------------
Note: The December 31, 1997 balance sheet has been derived from the audited consolidated financial statements at that date.

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                  1998            1997
                                                              ------------    ------------
Operating activities:
  Net loss..................................................   $  (15,443)     $     (406)
  Equity in net loss of affiliates..........................       20,370           7,177
  Minority interest.........................................          (62)          3,366
  Accretion on GTL CPEOs....................................         (375)           (605)
  Deferred taxes............................................          719           6,999
  Depreciation and amortization.............................       17,428           9,577
  Contracts in process and inventories......................     (109,457)         (9,320)
  Deposits..................................................      (54,093)        (14,700)
  Accounts payable and accured expenses.....................       59,896           8,546
  Taxes payable.............................................       (6,440)          1,576
  Customer advances.........................................       (8,481)        (75,359)
  Other.....................................................       (2,109)         10,681
                                                               ----------      ----------
Cash used in operating activities...........................      (98,047)        (52,468)
                                                               ----------      ----------
Investing activities:
  Cash acquired in connection with Orion acquisition........       53,801
  Acquisition of businesses, net of cash acquired...........                     (552,419)
  Investment in affiliates..................................       (5,407)        (30,144)
  Capital expenditures, net.................................      (62,132)        (46,247)
                                                               ----------      ----------
Cash used in investing activities...........................      (13,738)       (628,810)
                                                               ----------      ----------
Financing activities:
  Borrowings under revolving credit facility, net...........      104,972         106,092
  Contribution from minority partner........................        9,996
  Proceeds from exercise of stock options and issuances to
     employee savings plan..................................        6,889
  Preferred dividends.......................................      (11,182)
                                                               ----------      ----------
Cash provided by financing activities.......................      110,675         106,092
                                                               ----------      ----------
Decrease in cash and cash equivalents.......................       (1,110)       (575,186)
Cash and cash equivalents -- beginning of period............      226,547       1,180,752
                                                               ----------      ----------
Cash and cash equivalents -- end of period..................   $  225,437      $  605,566
                                                               ==========      ==========
Non-cash activities:
  Common stock issued to acquire Orion......................   $  469,000
                                                               ==========
  Issuance of convertible preferred equivalent obligations
     to acquire equity interest in SS/L.....................                   $   93,500
                                                                               ==========
Supplemental information:
  Interest paid.............................................   $   10,459      $    9,505
                                                               ==========      ==========
  Taxes paid................................................   $       31      $      756
                                                               ==========      ==========

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)  ORGANIZATION AND PRINCIPAL BUSINESS

          Loral Space & Communications Ltd. and subsidiaries (the "Company" or "Loral") is one of the world's leading satellite companies, with substantial activities in satellite manufacturing and satellite-based communications services. Space Systems/Loral, Inc. ("SS/L") is a leading designer and manufacturer of space systems. Loral Skynet ("Skynet"), acquired March 14, 1997, is a leading provider of satellite communications services in the United States. Skynet owns and operates the Telstar satellite network and is expanding its business internationally. Loral Orion Network Systems, Inc. ("Orion"), acquired on March 20, 1998 provides satellite-based communications services, focused primarily on private communications network services, Internet services and video distribution and other satellite transmission services. On November 17, 1997, a joint venture including Loral and another partner acquired 75% of Satelites Mexicanos, S.A. de C.V. ("SatMex"), a satellite services provider to Mexico and South America. Loral also manages and is the largest equity owner of Globalstar, L.P. ("Globalstar"), a global, mobile satellite telephony system scheduled for service initiation in early 1999. Loral is pursuing additional satellite-based communications service opportunities including CyberStar, a proposed worldwide high-speed broadband data services system initially using leased Ku-band transponder capacity on Skynet's Telstar 5 satellite.

2)  BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared by Loral pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Loral included in Loral's latest annual report on Form 10-K.

3)  ACCOUNTING POLICIES

    COMPREHENSIVE INCOME

          Effective January 1, 1998, Loral adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). During the periods presented, Loral had no changes in equity from transactions or other events and circumstances from non-owner sources. Accordingly, a statement of comprehensive loss has not been provided as comprehensive loss applicable to common stockholders equals net loss applicable to common stockholders for all periods presented.

    RESTRICTED ASSETS

          In connection with the Orion acquisition, Loral acquired cash and cash equivalents which are restricted in use to the construction of two satellites and payment of interest on Orion's senior notes. At March 31, 1998, these restricted assets aggregated $336.4 million of which $50.1 million is current.

                       LORAL SPACE & COMMUNICATIONS LTD.

    RECLASSIFICATIONS

          Certain reclassifications have been made to conform prior year amounts to current year presentation.

4)  ACQUISITIONS AND INVESTMENTS IN AFFILIATES

     ACQUISITIONS

          In February 1997, Loral agreed to acquire the remaining 49% of the common stock of SS/L held by four international aerospace and communications companies (the "Alliance Partners") for $374 million paid in cash and Loral securities. On March 14, 1997, Loral acquired Skynet for $462.1 million in cash.

          On March 20, 1998. Loral acquired all of the outstanding stock of Orion in exchange for Loral common stock. Loral issued 17.9 million shares of its common stock and assumed existing Orion options and warrants to purchase 1.9 million shares of Loral common stock representing an aggregate purchase price of $469 million. Orion currently has one satellite in orbit and two satellites under construction. The assets and liabilities recorded in connection with the purchase price allocation based on preliminary estimates were $1.43 billion and $957.2 million, respectively.

          The acquisition of Skynet and Orion and the remaining equity interest in SS/L have been accounted for as purchases. Loral's consolidated financial statements for the quarter ended March 31, 1997, reflect the results of operations of SS/L from January 1, 1997, the elimination of the minority interest of the SS/L equity not owned by Loral during the period and the results of operations of Skynet from March 14, 1997. Prior to January 1, 1997, SS/L was accounted for using the equity method of accounting. Loral's condensed consolidated statement of operations will reflect the results of Orion commencing on April 1, 1998. Orion's balance sheet is reflected in Loral's consolidated balance sheet at March 31, 1998.

          Had the acquisitions of SS/L, Skynet, the investment in SatMex (see below -- Investments in Affiliates) and Orion occurred on January 1, 1997, the unaudited pro forma sales, operating loss, net loss applicable to common stockholders and related loss per share data for the three months ended March 31, 1998 and 1997 would have been: $314 million and $353.7 million; $13.5 million and $3 million; $42.3 million and $46.1 million; and $0.16 and $0.18, respectively. These results, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisitions been consummated on January 1, 1997.

                       LORAL SPACE & COMMUNICATIONS LTD.

     INVESTMENTS IN AFFILIATES

          At March 31, 1998, Loral owns directly and indirectly 20,962,211 ordinary partnership interests (40.1%) of the total 52,325,825 Globalstar ordinary partnership interests outstanding (38% on a fully diluted basis). Loral's investment in Globalstar includes $27.4 million of capitalized interest at March 31, 1998.

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

          Loral, together with Telefonica Autrey, are responsible for managing SatMex and will receive an aggregate management fee, based on a sliding scale, applied to SatMex's quarterly gross revenues up to a maximum of 3.75% of cumulative gross revenues. In addition, Loral Skynet had licensed certain intellectual property to SatMex for a fee of 1.5% of SatMex's gross revenues. Such fees earned by Loral for the three months ended March 31, 1998, were approximately $400,000.

          In February 1998, Loral and Alcatel Alsthom ("Alcatel") announced that they will jointly build and operate Europe*Star, a geostationary satellite system that will provide broadcast and telecommunications services to Europe, the Middle East, Southeast Asia, India and South Africa. Alcatel will serve as the primary contractor of the Europe*Star turnkey system. SS/L will provide the satellite bus and test and integrate the satellites. Loral's initial investment in this joint venture was $5 million.

          Investments in affiliates is summarized as follows (in thousands):

                                                                  MARCH 31,    DECEMBER 31,
                                                                    1998           1997
                                                                  ---------    ------------
    Globalstar..................................................  $375,027       $383,714
    SatMex......................................................    82,114         88,925
    Europe*Star.................................................     5,023
    Other affiliates............................................     8,605          9,328
                                                                  --------       --------
                                                                  $470,769       $481,967
                                                                  ========       ========

                       LORAL SPACE & COMMUNICATIONS LTD.

     Equity in net loss of affiliates consists of (in thousands):

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  -------------------
                                                                    1998       1997
                                                                  --------    -------
    Globalstar..................................................  $(11,086)   $(7,177)
    SatMex......................................................    (6,910)
    Other affiliates............................................    (2,374)
                                                                  --------    -------
                                                                  $(20,370)   $(7,177)
                                                                  ========    =======

          The following table represents the summary of results of operations of Loral's affiliates for the three months ended March 31, 1998 and 1997 (in thousands):

                                                                         1998               1997
                                                                 ---------------------   ----------
                                                                 GLOBALSTAR    SATMEX    GLOBALSTAR
                                                                 ----------   --------   ----------
    Sales......................................................   $     --    $ 25,358    $     --
    Operating income (loss)....................................    (24,761)      6,521     (17,582)
    Net loss...................................................    (19,596)    (13,958)    (15,287)
    Net loss applicable to ordinary partnership interests......    (24,896)                (20,588)

5)  CONTRACTS IN PROCESS (in thousands)

                                                                    MARCH 31,    DECEMBER 31,
                                                                      1998           1997
                                                                    ---------    ------------
    U.S. Government contracts:
      Amounts billed............................................    $  8,090       $  5,243
      Unbilled contract receivables.............................      14,742         10,274
                                                                    --------       --------
                                                                      22,832         15,517
                                                                    --------       --------
    Commercial contracts:
      Amounts billed............................................     261,666        194,997
      Unbilled contract receivables.............................     196,285        167,620
                                                                    --------       --------
                                                                     457,951        362,617
                                                                    --------       --------
                                                                    $480,783       $378,134
                                                                    ========       ========

          Unbilled amounts include recoverable costs and accrued profit on progress completed which have not been billed. Such amounts are billed upon shipment of the product, achievement of contractual milestones, or completion of the contract and are reclassified to billed receivables.

                       LORAL SPACE & COMMUNICATIONS LTD.

6)  LONG TERM DEBT (in thousands)

                                                             MARCH 31,     DECEMBER 31,
                                                                1998           1997
                                                             ----------    ------------
Term loan, 6.9% and 7.2% at March 31 and December 31,
  respectively.............................................  $  275,000      $275,000
Revolving credit facility, 7.1% and 7.2% at March 31 and
  December 31, respectively................................     153,000        55,000
Note purchase facility.....................................      95,206        88,234
Export-Import credit facility..............................      17,164        17,164
Other......................................................      13,846
Non-recourse debt of Orion:
     Senior notes due 2007 (principal amount $445
       million)............................................     509,155
     Senior discount notes due 2007 (principal amount $484
       million)............................................     381,199
                                                             ----------      --------
Total debt.................................................   1,444,570       435,398
Less, current maturities...................................       8,227         2,146
                                                             ----------      --------
                                                             $1,436,343      $433,252
                                                             ==========      ========

          In connection with the Orion acquisition, Loral did not assume Orion's senior notes and senior discount notes. Such debt remains outstanding and is non-recourse to Loral. The carrying value of the Orion senior notes and senior discount notes has been increased to reflect a fair value adjustment, of $148.6 million based on quoted market prices at March 31, 1998.

          The Orion senior notes are due in 2007, bear interest of 11.25% and pay interest semi-annually on January 15 and July 15 of each year. The Orion senior discount notes are due in 2007, bear interest of 12.5% and pay interest semi-annually on January 15 and July 15 commencing on July 15, 2002. On April 17, 1998, Orion made an offer to purchase its senior notes due 2007 and its senior discount notes due 2007. This offer was made pursuant to the terms of Orion's indentures, which require Orion to make an offer to noteholders to repurchase the senior notes and senior discount notes within 30 days of the occurrence of a change of control. A change of control occurred on March 20, 1998 when Orion was merged with a subsidiary of Loral. The offer to purchase is being made at 101% of the senior notes and 101% of the accreted value of the senior discount notes. On April 14, 1998, the senior notes and the senior discount notes were trading at a premium of 14.75% over par and 22.1% over accreted value, respectively. Accordingly, Loral does not expect the holders of the notes to tender into the offer.

7)  EARNINGS PER SHARE

          Basic earnings per share is computed based on the weighted average number of shares of common stock and the Series A Preferred Stock outstanding. Diluted earnings per share excludes the assumed conversion of the Series C Preferred Stock and stock options as the effect would have been antidilutive.

                       LORAL SPACE & COMMUNICATIONS LTD.

          The following table sets forth the computation of basic and diluted earnings per share:

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  --------------------------
                                                                     1998           1997
                                                                  -----------    -----------
                                                                  (In thousands, except per
                                                                         share data)
    Numerator:
      Net loss..................................................   $(15,443)      $   (406)
      Preferred stock dividends and accretion...................    (11,606)
                                                                   --------       --------
      Numerator for basic and diluted earnings per share -- net
         loss applicable to common stockholders.................   $(27,049)      $   (406)
                                                                   ========       ========
    Denominator:
      Weighted average shares:
         Common stock...........................................    203,439        191,092
         Series A Preferred Stock...............................     45,897         45,897
                                                                   --------       --------
      Denominator for basic earnings per share..................    249,336        236,989
      Effect of dilutive securities:
         Series C Preferred Stock...............................          *
         Employee stock options.................................          *              *
                                                                   --------       --------
      Denominator for diluted earnings per share................    249,336        236,989
                                                                   ========       ========
    Basic earnings per share....................................   $  (0.11)      $    .00
                                                                   ========       ========
    Diluted earnings per share..................................   $  (0.11)      $    .00
                                                                   ========       ========

* Effect is antidilutive.

8)  CONTINGENCIES

          In 1997, two in-orbit satellites built by SS/L experienced some solar array circuit failures. One of the customers has asserted that, in light of the failures and uncertainty as to future failure, it has not accepted the satellite. The Company believes that the customer was contractually required to accept the satellite at completion of in-orbit testing and that risk of loss has passed to the customer. In addition, due to a delay caused by the replacement on a satellite under construction of solar arrays similar to those that have experienced failures, another customer has requested that SS/L structure an arrangement whereby the satellite would be sold to another customer. Management believes that these matters will not have a material adverse effect on the financial position or results of operations of the Company.

9)  SUBSEQUENT EVENTS

    LORAL PURCHASE OF GLOBALSTAR PARTNERSHIP INTERESTS

          On April 24, 1998, Loral announced a series of transactions which, if completed, will have the effect of (1) increasing Loral's fully diluted ownership in Globalstar to 42%, (2) establishing a Globalstar service provider fund of $210 million for reinvestment in the Globalstar project through the purchase of

                       LORAL SPACE & COMMUNICATIONS LTD.

     Globalstar gateways and user terminals and (3) the acquisition by entities advised by or affiliated with Soros Fund Management L.L.C. ("Soros") of 4.2 million shares of Globalstar Telecommunications Limited ("GTL") common stock currently held by Loral.

          Loral has agreed to purchase (the "Globalstar Purchase") 4.2 million partnership interests in Globalstar (corresponding to 8.4 million shares of GTL common stock) from its original service provider partners for $100 per partnership interest (corresponding to $50 per share of GTL stock). Partners participating in the transaction will reinvest one-half of their proceeds, or $210 million in the aggregate, into the Globalstar project by establishing an escrow account to be used solely for the purchase of Globalstar gateways and handsets.

          Concurrently, Loral will sell to Soros 4.2 million GTL shares for an aggregate purchase price of $245 million (the "Soros Transaction"). Soros will be acquiring GTL stock in lieu of Globalstar limited partnership interests at a premium of $8.333 a share over the price paid by Loral in the Globalstar Purchase. The shares to be purchased by Soros will be restricted and may not be sold without registration. GTL, however, has agreed to provide a shelf-registration for these shares to be effective one year after their purchase.

          Upon consummation of the Globalstar Purchase and the Soros Transaction, Loral's direct and indirect fully diluted ownership in Globalstar will increase from approximately 38% to approximately 42%. Soros' indirect ownership in Globalstar through this transaction would equal approximately 4%. The Globalstar Purchase is contingent upon completing the Loral equity offering, the closing of the transaction with the Soros funds and the satisfaction of all requirements under the partnership agreements, and applicable laws and regulations.

    EQUITY OFFERING

          On April 28, 1998, Loral filed a registration statement with the Securities and Exchange Commission for a public offering by the Company of 16 million shares of its common stock.

          Loral plans to use the proceeds from the offering to fund the Globalstar Purchase and invest in its existing core businesses and to pursue emerging satellite service opportunities.

                       LORAL SPACE & COMMUNICATIONS LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions. See the section of Loral's registration statement on Form S-3 (File No. 333-51133), entitled "Risk Factors." In addition, with respect to Loral's interest in Globalstar and Globalstar Telecommunications Limited ("GTL"), see the section of GTL's and Globalstar's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 entitled "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Certain Factors That May Affect Future Results".' With regard to forward-looking statements concerning Orion see the section of Orion's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, entitled "Forward Looking Statements".

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Results of Operations and Financial Condition of the Company, Globalstar, SatMex and Orion, are forward-looking statements that involve risks and uncertainties, many of which may be beyond the companies' control. The actual results that the companies achieve may differ materially from any forward-looking projections due to such risks and uncertainties.

     Loral Space & Communications Ltd. and subsidiaries (the "Company" or "Loral") is one of the world's leading satellite companies, with substantial activities in satellite manufacturing and satellite-based communications services. Space Systems/Loral, Inc. ("SS/L") is a leading designer and manufacturer of space systems. Loral Skynet ("Skynet"), acquired March 14, 1997, is a leading provider of satellite communications services in the United States. Skynet owns and operates the Telstar satellite network and is expanding its business internationally. Loral Orion Network Systems, Inc. ("Orion"), acquired on March 20, 1998 provides satellite-based communications services, focused primarily on private communications network services, Internet services and video distribution and other satellite transmission services. On November 17, 1997, a joint venture including Loral and another partner acquired 75% of Satellites Mexicanos, S.A. de C.V. ("SatMex"), a satellite services provider to Mexico and South America. Loral also manages and is the largest equity owner of Globalstar, L.P. ("Globalstar"), a global, mobile satellite telephony system scheduled for service initiation in early 1999. Loral is pursuing additional satellite-based communications service opportunities including CyberStar, a proposed worldwide high-speed broadband data services system initially using leased Ku-band transponder capacity on Skynet's Telstar 5 satellite.

RESULTS OF OPERATIONS

     In 1997 and 1998, Loral accelerated its transformation from a company with extensive equity investments to a major satellite manufacturer and provider of satellite services by making a number of acquisitions that significantly affected its results of operations.

     In February 1997, Loral agreed to acquire the remaining 49% of the common stock of SS/L held by four international aerospace and communications companies (the "Alliance Partners") for $374 million paid in cash and Loral securities. On March 14, 1997, Loral acquired Skynet for $462.1 million in cash.

     The acquisition of Skynet and the remaining equity interest in SS/L have been accounted for as purchases. Loral's consolidated financial statements for the quarter ended March 31, 1997, reflect the results of operations of SS/L from January 1, 1997, the elimination of the minority interest of the SS/L equity not owned by Loral during the period and the results of operations of Skynet from March 14, 1997. Prior to January 1, 1997, SS/L was accounted for using the equity method of accounting.

     In connection with the privatization by the Mexican Government of its fixed satellite services business, Loral and Telefonica Autrey, S.A. de C.V. ("Telefonica Autrey") formed a joint venture, Firmamento Mexicano, S. de R.L. de C.V. ("Holdings"). On November 17, 1997, Holdings acquired 75% of the outstanding capital stock of SatMex for $646.8 million. The purchase price was financed by a Loral equity contribution of $94.6 million, a Telefonica Autrey equity contribution of $50.9 million and debt issued by Holdings. As part of the acquisition, Holdings issued a $125.1 million seven year government obligation ("Government Obligation") bearing interest at 6.03% to the Mexican Government in consideration for the assumption by SatMex of the debt incurred by Holdings in connection with the acquisition. The debt of SatMex and Holdings is non-recourse to Loral and Telefonica Autrey. However, Loral and Telefonica Autrey have agreed to maintain assets in a collateral trust in an amount equal to the value of the Government Obligation through December 31, 2000 and, thereafter, in an amount equal to 1.2 times the value of the Government Obligation until maturity. Loral has a 65% economic interest in Holdings and a 49% indirect economic interest in SatMex. Loral accounts for SatMex using the equity method from November 17, 1997.

     On March 20, 1998, Loral acquired all of the outstanding stock of Orion in exchange for Loral common stock. Loral issued 17.9 million shares of its common stock and assumed existing Orion options and warrants to purchase 1.9 million shares of Loral common stock representing an aggregate purchase price of $469 million. Loral's consolidated statement of operations will reflect the results of Orion commencing April 1, 1998. Orion's balance sheet is reflected in Loral's consolidated balance sheet at March 31, 1998.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND THE THREE MONTHS ENDED MARCH 31, 1997.

     Revenues for the quarter ended March 31, 1998 totaled $336.9 million, before elimination of intercompany sales of $41.7 million, compared to revenues of $341.9 million and elimination of intercompany sales of $1.6 million for the quarter ended March 31, 1997. SS/L's 1998 revenues were $308.3 million before intercompany eliminations of $40.8 million compared to revenues of $338.4 million and intercompany eliminations of $1.6 million in 1997. The decrease in SS/L sales is primarily due to the stoppage of work on three Asian satellites in the fourth quarter of 1997. The increase in the intercompany eliminations reflects the classification of the construction of Skynet's satellites by SS/L as intercompany sales subsequent to the acquisition of Skynet. Skynet's revenues for the quarter ended March 31, 1998 were $27.7 million compared to $3.6 million for the period March 14, 1997 through March 31, 1997; reflecting the inclusion of a full quarter of Skynet's revenues in 1998.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA")(1) for the three months ended March 31, 1998 and 1997 were as follows (in millions):

                                                              1998         1997
                                                              -----        -----
SS/L........................................................  $19.1        $22.5
Skynet -- from March 14, 1997...............................   15.5          1.9
Corporate expenses and intercompany eliminations............   (8.8)        (2.9)
                                                              -----        -----
EBITDA before CyberStar and Globalstar development costs....   25.8         21.5
SatMex(2)...................................................    9.4
                                                              -----        -----
Adjusted EBITDA before CyberStar and Globalstar development
  costs(3)..................................................  $35.2        $21.5
                                                              =====        =====

---------------
(1) EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity.
(2) Represents Loral's proportionate share of SatMex's EBITDA.
(3) Development costs for the three months ended March 31, 1998 and 1997, for CyberStar were $7.3 million and $2.6 million, respectively and Loral's proportionate share of Globalstar's development costs were $9.8 million and $6.3 million, respectively.

     EBITDA before development costs was $25.8 million for 1998 compared to $21.5 million for 1997. CyberStar development costs were $7.3 million in 1998 compared to $2.6 million in 1997 reflecting increased spending levels in 1998 for product development, marketing expenditures and increased headcount. Depreciation and amortization was $17.4 million and $9.6 million for 1998 and 1997, respectively. The increase in depreciation and amortization in 1998 primarily results from the inclusion of Skynet's depreciation and amortization for a full quarter including the depreciation of Skynet's Telstar 5 satellite which was placed in service on July 1, 1997. As a result of the above, operating income was $1.0 million for 1998 compared to $9.3 million for 1997.

     Interest income for the quarter ended March 31, 1998, of $8.7 million represents $6.7 million of interest earned on available cash during the period and interest on GTL's Convertible Preferred Equivalent Obligations ("GTL Convertible Preferreds") held by Loral, and $2.0 million of interest earned on orbital incentive payments. Interest income for the quarter ended March 31, 1997, of $20.1 million represents $18.5 million of interest earned on the investment of available cash during the period and interest on the GTL Convertible Preferreds held by Loral and $1.6 million of interest earned on orbital incentive payments.

     Interest expense of $1.7 million, net of capitalized interest of $9.5 million, for the quarter ended March 31, 1998 reflects interest on borrowings under Loral's credit agreement. Interest expense of $10.0 million, net of capitalized interest of $2.5 million, for the quarter ended March 31, 1997, reflects the assumption of SS/L's debt and interest on Loral's outstanding Convertible Preferred Equivalent Obligations ("CPEO's"). On June 5, 1997, the CPEO's were exchanged for Loral 6% Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock").

     The Company's effective income tax rate was 38.6% for 1998 and 48% for 1997. The effective income tax rates are higher than the statutory U.S. Federal income tax rate primarily because of the impact of state and local income taxes and the non deductible amortization of cost in excess of net assets acquired offset by the portion of the Company's foreign source income which is not subject to Federal taxation.

     The minority interest expense in 1997 reflects the reduction of SS/L's income attributed to the Alliance Partners.

     The equity in net loss of affiliates was $20.4 million in 1998 compared to $7.2 million for 1997. Loral's share of Globalstar's losses was $11.1 million in 1998 compared to $7.2 million in 1997 reflecting Globalstar's increased development costs as well as an increased ownership percentage by Loral. Also included in the equity in net loss of affiliates for 1998 is Loral's share of SatMex's loss of $6.9 million and Loral's portion of losses from other affiliates of $2.4 million.

     Preferred dividends of $11.6 million in the three months ended March 31, 1998 relate to the Series C Preferred Stock, which was not outstanding at March 31, 1997.

     As a result of the above, net loss applicable to common stockholders for 1998 was $27.0 million or $.11 per diluted share, compared to $406,000 or $0.00 per diluted share, for 1997. Diluted weighted average shares were 249.3 million for 1998 and 237.0 million for 1997.

SUMMARY RESULTS OF OPERATIONS OF AFFILIATES

GLOBALSTAR

     Globalstar is a development stage partnership and has not commenced commercial service operations. The net loss applicable to ordinary partnership interests for the quarter ended March 31, 1998 was $24.9 million as compared to $20.6 million for the quarter ended March 31, 1997. The increase in the net loss is a result of increased marketing, general and administrative expenses of $1.9 million and an increase in development costs of $5.3 million as a result of increased activity in the development of Globalstar's user terminals, offset by an increase in interest income of $2.9 million as a result of higher average cash balances available for investment. Globalstar is expending significant funds for the construction, testing and deployment of the Globalstar System and expects such losses to continue through commencement of revenue generating service operations.

SATMEX

     For the quarter ended March 31, 1998, SatMex had revenues, EBITDA, operating income and a net loss of $25.4 million, $19.5 million, $6.5 million and $14 million, respectively. The net loss is primarily attributed to interest expense of $21.9 million on debt issued to finance the acquisition, which includes a charge for $10.5 million of fees associated with debt refinancing. SatMex expects such losses to continue through 1999 until funds from operations are available to reduce outstanding debt.

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

     At March 31, 1998, Loral had $225.4 million of cash and cash equivalents. Loral intends to utilize its existing capital base and access to the capital markets to construct and operate additional satellites, make additional investments in Globalstar and Globalstar service provider opportunities and invest in additional satellite communications service opportunities.

     At March 31, 1998, Orion had $336.4 million of restricted cash and cash equivalents, to be used for the satellites under construction and interest payments, and debt of $890.4 million. Orion's outstanding debt is non-recourse to Loral.

     On November 14, 1997, the Company, through its wholly owned subsidiary Loral SpaceCom Corporation, entered into a $850 million credit facility with a group of banks. The facility consists of a $500 million revolving credit facility, a $275 million term loan and a $75 million letter of credit facility. The facility replaced SS/L's existing credit facility. The facility is secured by the stock of Loral SpaceCom Corporation and SS/L and contains various covenants including an interest coverage ratio, debt to capitalization ratios and restrictions on cash transfers to its parent. At March 31, 1998, there was $554.2 million outstanding under this agreement and other credit facilities.

     On April 17, 1998, Orion made an offer to purchase its senior notes due 2007 and its senior discount notes due 2007. This offer was made pursuant to the terms of Orion's indentures, which require Orion to make an offer to noteholders to repurchase the notes within 30 days of the occurrence of a change of control. A change of control occurred on March 20, 1998 when Orion was merged with a subsidiary of Loral. The offer to purchase is being made at 101% of the senior notes and at 101% of the accreted value of the senior discount notes. On April 14, 1998, the senior notes and the senior discount notes were trading at a premium of 14.75% over par and 22.1% over accreted value, respectively. Accordingly, Loral does not expect the holders of the notes to tender into the offer.

     On April 24, 1998, Loral announced a series of transactions which, if completed, will have the effect of (1) increasing Loral's fully diluted ownership in Globalstar to 42%, (2) establishing a Globalstar service provider fund of $210 million for reinvestment in the Globalstar project through the purchase of Globalstar gateways and user terminals and (3) the acquisition by entities advised by or affiliated with Soros Fund Management L.L.C. ("Soros") of
4.2 million shares of Globalstar Telecommunications Limited ("GTL") common stock currently held by Loral.

     Loral has agreed to purchase (the "Globalstar Purchase") 4.2 million partnership interests in Globalstar (corresponding to 8.4 million shares of GTL common stock) from its original service provider partners for $100 per partnership interest (corresponding to $50 per share of GTL stock). Partners participating in the transaction will reinvest one-half of their proceeds, or $210 million in the aggregate, into the Globalstar project by establishing an escrow account to be used solely for the purchase of Globalstar gateways and handsets.

     Concurrently, Loral will sell to Soros 4.2 million GTL shares for an aggregate purchase price of $245 million (the "Soros Transaction"). Soros will be acquiring GTL stock in lieu of Globalstar limited partnership interests at a premium of $8.333 a share over the price paid by Loral in the Globalstar Purchase. The shares to be purchased by Soros will be restricted and may not be sold without registration. GTL, however, has agreed to provide a shelf-registration for these shares to be effective one year after their purchase.

     Upon consummation of the Globalstar Purchase and the Soros Transaction, Loral's direct and indirect fully diluted ownership in Globalstar will increase from approximately 38% to approximately 42%. Soros' indirect ownership in Globalstar through this transaction would equal approximately 4%. The Globalstar Purchase is contingent upon completing the Loral equity offering, the closing of the transaction with the Soros funds and the satisfaction of all requirements under the partnership agreements and applicable laws and regulations.

     On April 28, 1998, Loral filed a registration statement with the Securities and Exchange Commission for a public offering for 16 million shares of its common stock. Loral intends to use the proceeds of the offering to fund the Globalstar Purchase and to invest in its existing core businesses and to pursue emerging satellite service opportunities.

     In February 1998, Loral and Alcatel Alsthom ("Alcatel") announced that they will jointly build and operate Europe*Star, a multiple geostationary satellite system that will provide broadcast and telecommunications services to Europe, the Middle East, Southeast Asia, India and South Africa. Alcatel will serve as the primary contractor of the Europe*Star turnkey system. SS/L will provide the satellite bus and test and integrate the satellites. Loral's initial investment in this joint venture was $5 million.

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

     Orion: Orion currently has one satellite in orbit and two satellites under construction. The cost of the two additional satellites under construction is fully funded.

     Globalstar: On February 14, 1998, Globalstar launched its first four satellites and on April 24, 1998 four additional satellites were launched. Globalstar expects to begin commercial service in early 1999 following the launch of 36 additional satellites during 1998. The remaining 12 satellites, including eight in-orbit spares, will be launched in the first half of 1999.

     In April 1998, Globalstar's budgeted expenditures for the design, construction and deployment of the Globalstar System to commence commercial service, including working capital, cash interest on borrowings and operating expenses increased to approximately $2.8 billion, reflecting revised cost estimates from Qualcomm and other increased Globalstar expenditures. In addition to expenditures for operating costs, working capital and debt service, Globalstar anticipates additional expenditures on system software for the improvement of system functionality and the addition of new features beyond those planned for the commencement of commercial service. As of April 27, 1998, Globalstar had raised or receive commitments for approximately $2.6 billion.

     In addition, Globalstar has agreed to purchase from SS/L eight additional spare satellites at a cost estimated at $175 million. Further, in order to accelerate the deployment of gateways around the world Globalstar has agreed to finance approximately $80 million of the cost of up to 32 of the initial 38 gateways. In December 1997, Globalstar ordered 40,000 fixed access terminals for $84 million. Globalstar has also agreed to finance approximately $67 million of the cost of portable handsets. Globalstar expects to recoup the amounts financed following the acceptance by the service providers of the gateways, fixed access terminals and portable handsets.

     SS/L is the prime contractor for the design and construction of Globalstar's satellites. In connection therewith, SS/L and its subcontractors have committed $353 million of vendor financing to Globalstar, of which $121 million of such vendor financing is effectively borne by the subcontractors.

     Commitments and Contingencies: In connection with the Merger between Loral Corporation and Lockheed Martin Corporation ("Lockheed Martin"), Lockheed Martin assumed approximately $206 million of the guarantee under the Globalstar credit agreement. The balance of $44 million of the guarantee was assumed by various Globalstar partners, including $11.7 million by SS/L. Loral has agreed to indemnify Lockheed Martin for its liability, if any, in excess of $150 million under its guarantee of the Globalstar credit agreement. Globalstar is currently financed without recourse to Loral other than the indemnification described above.

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

     Cash Used and Provided. Cash used in operating activities for the three months ended March 31, 1998 was $98 million, primarily due to changes in satellite related assets and liabilities of $112.1 million due to the progress on commercial satellite contracts and increases in component inventory, including; an increase in contracts in process and inventories of $109.4 million offset by a related increase in accounts payable and accrued expenses of $59.9 million, and a decrease in customer advances of $8.5 million and additional launch vehicle deposits of $54.1 million. This was offset by funds generated by earnings before depreciation and amortization, taxes, minority interest and equity in net loss of affiliates of $25.4 million. Cash used in operating activities for 1997, was $52.5 million, primarily due to a decrease in customer advances of $75.4 million, offset by funds generated from earnings before depreciation and amortization, taxes and equity in net loss of affiliates of $29.1 million.

     Cash used in investing activities for 1998 was $13.7 million primarily as a result of $62.1 million of capital expenditures and $5.4 million of investments in affiliates offset by $53.8 million of cash acquired in connection with the Orion acquisition. Cash used in investing activities for 1997 was $628.8 million primarily due to the purchase of Skynet and the SS/L equity interests, the purchase of equity interests in Globalstar and capital expenditures of $46.2 million primarily for facility expansion and renovation at SS/L.

     Net cash provided by financing activities for 1998 and 1997 was $110.7 million and $106.1 million respectively, primarily as a result of borrowings under credit facilities.

YEAR 2000 ISSUE

     The Company is evaluating the potential effect on its information processing systems to determine what actions will be necessary or appropriate in connection with the "Year 2000 Issue." The Year 2000 Issue is the result of computer programs which were written using two digits rather than four to signify a year (i.e., the year 1997 is denoted "97" and not "1997"). Computer programs written using only two digits may recognize the year 2000 as the year 1900. This could result in a system failure or miscalculations causing disruption of operations. It is not known at this time what modifications, if any, will be required. All costs associated with any modification will be expensed as incurred. In addition, the Company has requested, and will continue to seek information from third-party entities on which it relies, certifying that their computer systems will not negatively affect Loral's operations. No assurance can be given that there will not be some unforeseen issue, in particular, in connection with third parties' systems, that may materially affect Loral's operations.

ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1998, Loral adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). During the periods presented, Loral had no changes in equity from transactions or other events and circumstances from non-owner sources. Accordingly, a statement of comprehensive income has not been provided as comprehensive loss applicable to common shareholders equals net loss applicable to common shareholders for all periods presented.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), and in February 1998, issued Statement No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 131 establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. SFAS 132 expands and standardizes the disclosure requirements for pensions and other postretirement benefits. The Company is required to adopt SFAS 131 and SFAS 132 in 1998, and the Company's consolidated financial statements will reflect the appropriate disclosures.

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 28, 1998, at the Company's Annual Meeting of Stockholders, the following proposals were acted on:

     (1) In an uncontested election, three nominees for the Board of Directors were elected to three year terms expiring in 2001. The votes were as follows:

                                                           FOR        WITHHELD
                                                       -----------    --------
Robert B. Hodes......................................  170,369,653    871,675
Charles Lazarus......................................  170,380,645    860,683
Daniel Yankelovich...................................  170,410,443    830,885

     (2) The amendment to the Company's 1996 Stock Option Plan to increase the number of shares of Common Stock available for issuance from 12,000,000 to 18,000,000 was approved. The votes were as follows:

For.........................................................  162,465,544
Against.....................................................   53,884,649
Abstentions.................................................      788,112

     (3) The selection of Deloitte & Touche LLP to serve as independent auditors for the fiscal year ending December 31, 1998, was ratified. The votes were as follows:

For.........................................................  215,183,254
Against.....................................................    1,471,097
Abstentions.................................................      483,954

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     The following exhibits are filed as part of this report:

Exhibit 12   --   Computation of Ratio of Earnings to Fixed Charges.
Exhibit 27   --   Financial Data Schedule.

     (b)  Reports on Form 8-K

 DATE OF REPORT                            DESCRIPTION
 --------------                            -----------
December 29, 1997  Item 2 -- Acquisition of equity interest in SatMex
                   Item 7 -- Financial Statements, Pro Forma Financial
                   Information and Exhibits
March 4, 1998      Amendment No. 1 to Form 8-K dated December 29, 1997 to amend
                   Item 7, Pro Forma Financial Information
March 20, 1998     Item 2. -- Loral acquired Orion Network Systems, Inc. on
                   March 20, 1998. Item 7. -- Pro Forma Financial Information
April 27, 1998     Amendment No. 1 to Form 8-K dated March 20, 1998 to amend
                   Item 7, Pro Forma Financial Information

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LORAL SPACE & COMMUNICATIONS LTD.
                                          --------------------------------------

                                                        Registrant
Date:  May 14, 1998
                                                    MICHAEL P. DEBLASIO
                                          --------------------------------------
                                                   Michael P. DeBlasio
                                             Senior Vice President -- Finance
                                              (Principal Financial Officer)
                                                           and
                                             Registrant's Authorized Officer

                                 EXHIBIT INDEX

  EXHIBIT NO.                                  DESCRIPTION
  -----------                                  -----------
  Exhibit 12    --     Computation of Ratio of Earnings to Fixed Charges

  Exhibit 27    --     Financial Data Schedule