Form 10-Q
period 1998-06-30
LORAL SPACE & COMMUNICATIONS LTD
filed 1998-08-14
CIK 1006269

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                         COMMISSION FILE NUMBER 1-14180

                       LORAL SPACE & COMMUNICATIONS LTD.
                         C/O LORAL SPACECOM CORPORATION
                                600 THIRD AVENUE
                            NEW YORK, NEW YORK 10016
                            TELEPHONE (212) 697-1105

                     JURISDICTION OF INCORPORATION: BERMUDA

                     IRS IDENTIFICATION NUMBER: 13-3867424

     The registrant has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

     As of July 31, 1998, there were 242,986,597 shares of Loral Space & Communications Ltd. common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART 1. FINANCIAL INFORMATION

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                  --------------------    --------------------
                                                    1998        1997        1998        1997
                                                  --------    --------    --------    --------
Revenues........................................  $248,260    $291,148    $543,473    $631,501
Costs and expenses..............................   274,526     293,653     568,757     624,669
                                                  --------    --------    --------    --------
Operating income (loss).........................   (26,266)     (2,505)    (25,284)      6,832
Interest and investment income..................    16,524      11,071      25,190      31,165
Interest expense................................    21,557       5,446      23,277      15,401
                                                  --------    --------    --------    --------
Income (loss) before income taxes, minority
  interest and equity in net loss of
  affiliates....................................   (31,299)      3,120     (23,371)     22,596
Income tax expense (benefit)....................    (9,714)      3,636      (6,651)     12,975
                                                  --------    --------    --------    --------
Income (loss) before minority interest and
  equity in net loss of affiliates..............   (21,585)       (516)    (16,720)      9,621
Minority interest...............................     3,569      (1,690)      3,631      (5,056)
Equity in net loss of affiliates................   (40,957)     (8,090)    (61,327)    (15,267)
                                                  --------    --------    --------    --------
Net loss........................................   (58,973)    (10,296)    (74,416)    (10,702)
Preferred dividends and accretion...............   (11,607)     (2,947)    (23,213)     (2,947)
                                                  --------    --------    --------    --------
Net loss applicable to common stockholders......  $(70,580)   $(13,243)   $(97,629)   $(13,649)
                                                  ========    ========    ========    ========
Earnings (loss) per share:
  Basic.........................................  $  (0.27)   $  (0.06)   $  (0.38)   $  (0.06)
                                                  ========    ========    ========    ========
  Diluted.......................................  $  (0.27)   $  (0.06)   $  (0.38)   $  (0.06)
                                                  ========    ========    ========    ========
Weighted average shares outstanding:
  Basic.........................................   265,769     238,186     257,553     237,588
                                                  ========    ========    ========    ========
  Diluted.......................................   265,769     238,186     257,553     237,588
                                                  ========    ========    ========    ========

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                               JUNE 30,      DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (Unaudited)       (Note)
                                         ASSETS
Current assets:
     Cash and cash equivalents..............................  $  876,530      $  226,547
     Contracts in process...................................     452,122         378,134
     Inventories............................................     129,230          98,325
     Restricted current assets..............................      50,068
     Other current assets...................................      49,692          51,612
                                                              ----------      ----------
Total current assets........................................   1,557,642         754,618
Property, plant and equipment, net..........................   1,532,923         926,679
Cost in excess of net assets acquired, net..................     958,225         361,411
Long-term receivables.......................................     182,943         168,639
Restricted assets...........................................      84,482
Investments in affiliates...................................     472,440         499,235
Deposits....................................................     114,470         154,970
Other assets................................................     162,854         139,384
                                                              ----------      ----------
                                                              $5,065,979      $3,004,936
                                                              ==========      ==========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of debt................................  $    5,500      $    2,146
     Accounts payable.......................................     187,109         189,790
     Accrued employment costs...............................      45,112          38,797
     Customer advances......................................      31,738          68,287
     Accrued interest and preferred dividends...............      40,610          11,192
     Other current liabilities..............................      17,679          25,931
     Income taxes payable...................................      11,674          25,934
     Deferred income taxes..................................       1,683           4,187
                                                              ----------      ----------
Total current liabilities...................................     341,105         366,264
Deferred income taxes.......................................      51,710          99,696
Pension and other postretirement liabilities................      51,091          48,398
Long-term liabilities.......................................     121,377          73,117
Long-term debt..............................................   1,518,266         433,252
Minority interest...........................................      19,380          10,964
Commitments and contingencies (Notes 6 and 9)
Shareholders' equity:
     Series A convertible preferred stock, par value $.01...         459             459
     Series B preferred stock, par value $.01...............
     6% Series C convertible redeemable preferred stock
       ($745,472 redemption value)..........................     734,598         733,762
     Common stock, par value $.01...........................       2,430           2,010
     Paid-in capital........................................   2,313,290       1,216,377
     Treasury stock, at cost................................      (3,360)         (1,680)
     Unearned compensation..................................      (9,679)           (249)
     Cumulative translation adjustment......................         375
     Retained earnings (deficit)............................     (75,063)         22,566
                                                              ----------      ----------
Total shareholders' equity..................................   2,963,050       1,973,245
                                                              ----------      ----------
                                                              $5,065,979      $3,004,936
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

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                 1998          1997
                                                              ----------    -----------
Operating activities:
  Net loss..................................................  $ (74,416)    $  (10,702)
  Equity in net loss of affiliates..........................     61,327         15,267
  Minority interest.........................................     (3,631)         5,056
  Deferred taxes............................................     13,176         12,961
  Depreciation and amortization.............................     55,869         24,100
  Contracts in process and inventories......................    (91,854)       (61,837)
  Deposits..................................................     40,500        (42,400)
  Long term receivables.....................................    (14,304)         5,498
  Accounts payable..........................................    (28,890)        81,294
  Accrued expenses..........................................      6,128        (51,151)
  Taxes payable.............................................    (24,306)        (2,212)
  Customer advances.........................................    (36,549)       (74,123)
  Long-term liabilities.....................................     29,291         (1,314)
  Other.....................................................        305        (16,164)
                                                              ---------     ----------
Cash used in operating activities...........................    (67,354)      (115,727)
                                                              ---------     ----------
Investing activities:
  Cash acquired in connection with Orion acquisition........     53,801
  Acquisition of businesses, net of cash acquired...........                  (561,639)
  Investments in affiliates.................................    (22,216)      (132,273)
  Use of restricted assets..................................    199,336
  Capital expenditures, net.................................   (304,276)      (129,539)
                                                              ---------     ----------
Cash used in investing activities...........................    (73,355)      (823,451)
                                                              ---------     ----------
Financing activities:
  Proceeds from the issuance of common stock, net...........    602,600
  Borrowings under revolving credit facility, net...........    185,506         79,048
  Repayment of notes payable................................       (265)
  Repayment of Export-Import credit facility................     (1,073)
  Contribution from minority partner........................      9,996
  Proceeds from exercise of stock options and issuances to
     employee savings plan..................................     17,141          1,228
  Preferred dividends.......................................    (23,213)        (2,947)
                                                              ---------     ----------
Cash provided by financing activities.......................    790,692         77,329
                                                              ---------     ----------
Increase (decrease) in cash and cash equivalents............    649,983       (861,849)
Cash and cash equivalents -- beginning of period............    226,547      1,180,752
                                                              ---------     ----------
Cash and cash equivalents -- end of period..................  $ 876,530     $  318,903
                                                              =========     ==========
Non-cash activities:
  Common stock issued to acquire Orion......................  $ 469,000
                                                              =========
  Mandatory exchange of Convertible Preferred Equivalent
     Obligations............................................                $  583,282
                                                                            ==========
  Issuance of Loral Common Stock to acquire equity interest
     in SS/L................................................                $  147,260
                                                                            ==========
  Issuance of Loral Common Stock to acquire equity interest
     in Globalstar..........................................                $   17,487
                                                                            ==========
Supplemental information:
  Interest paid.............................................  $  23,167     $   29,823
                                                              =========     ==========
  Taxes paid................................................  $   4,848     $    2,322
                                                              =========     ==========

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)  ORGANIZATION AND PRINCIPAL BUSINESS

          Loral Space & Communications Ltd. and subsidiaries (the "Company" or "Loral") is one of the world's leading satellite companies, with substantial activities in satellite manufacturing and satellite-based communications services. Space Systems/Loral, Inc. ("SS/L") is a leading designer and manufacturer of space systems. Loral Skynet ("Skynet"), acquired March 14, 1997, is a leading provider of satellite communications services in the United States. Skynet owns and operates the Telstar satellite network and is expanding its business internationally. Loral Orion, Inc. ("Orion"), acquired on March 20, 1998, provides satellite-based communications services, focused primarily on private communications network services, Internet services and video distribution and other satellite transmission services. On November 17, 1997, a joint venture including Loral and another partner acquired 75% of Satelites Mexicanos, S.A. de C.V. ("SatMex"), a satellite services provider to Mexico and South America. Loral also manages and is the largest equity owner of Globalstar, L.P. ("Globalstar"), a global, mobile satellite telephony system scheduled to begin commercial service in the second quarter of 1999. Loral is pursuing additional satellite-based communications service opportunities including CyberStar, a proposed worldwide high-speed broadband data services system which will initiate service using leased Ku-band transponder capacity on Skynet's Telstar 5 satellite.

2)  BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared by Loral pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Loral included in Loral's latest annual report on Form 10-K.

3)  ACCOUNTING POLICIES

    COMPREHENSIVE INCOME

          As of January 1, 1998, Loral adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 established new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments to be included in other comprehensive income.

                       LORAL SPACE & COMMUNICATIONS LTD.

     Total comprehensive loss for the six months ended June 30, 1998 and 1997 amounted to approximately $97.3 million and $13.6 million, respectively. The following are the components of comprehensive loss:

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
                                                            (IN THOUSANDS)
Net loss applicable to common shareholders.............  $(97,629)   $(13,649)
Cumulative translation adjustment......................       375
                                                         --------    --------
Comprehensive loss applicable to common shareholders...  $(97,254)   $(13,649)
                                                         ========    ========

    RESTRICTED ASSETS

          In connection with the Orion acquisition, Loral acquired cash and cash equivalents which are restricted in use to the construction of two satellites and payment of interest on Orion's senior notes. At June 30, 1998, these restricted assets aggregated $134.6 million of which $50.1 million is current.

    RECLASSIFICATIONS

          Certain reclassifications have been made to conform prior period amounts to the current period presentation.

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

          The acquisition of Skynet and Orion and the remaining equity interest in SS/L have been accounted for as purchases. Loral's consolidated financial statements for the three and six months ended June 30, 1997, reflect the results of operations of SS/L from January 1, 1997, the elimination of the minority interest of the SS/L equity not owned by Loral during the period and the results of operations of Skynet from March 14, 1997. Prior to January 1, 1997, SS/L was accounted for using the equity method of accounting. Loral's condensed consolidated statement of operations reflects the results of Orion commencing on April 1, 1998.

          Had the acquisitions of SS/L, Skynet, the investment in SatMex (see below -- Investments in Affiliates) and Orion occurred on January 1, 1997, the unaudited pro forma sales, operating loss, net loss applicable to common stockholders and related loss per share data for the six months ended June 30, 1998 and 1997 would have been: $562.3 million and $661.5 million; $44.1 million and $20.9 million; $113.2 million and $75.5 million; and $0.41 and $0.29, respectively. These results, which are based on

                       LORAL SPACE & COMMUNICATIONS LTD.

     various assumptions, are not necessarily indicative of what would have occurred had the acquisitions been consummated on January 1, 1997.

     INVESTMENTS IN AFFILIATES

          On April 30, 1998, Loral's holdings of Globalstar Telecommunications Limited ("GTL") Convertible Preferred Equivalent Obligations ("GTL CPEOs") were converted into 6,832,030 shares of GTL common stock including the additional shares issued in satisfaction of the required interest make-whole payment.

          At June 30, 1998, Loral owned directly and indirectly 22.5 million ordinary partnership interests (38.7%) of the total 58.2 million Globalstar ordinary partnership interests outstanding, (38.1% on a fully diluted basis) see Note 10. Loral's investment in Globalstar includes $32.3 million of capitalized interest at June 30, 1998.

          In connection with the privatization by the Federal Government of Mexico (the "Mexican Government") of its fixed satellite services business, Loral and Telefonica Autrey, S.A. de C.V. ("Telefonica Autrey") formed a joint venture, Firmamento Mexicano, S. de R.L. de C.V. ("Holdings"). Holdings acquired 75% of the outstanding capital stock of SatMex for $646.8 million. The purchase price was financed by a Loral equity contribution of $94.6 million, a Telefonica Autrey equity contribution of $50.9 million and debt issued by Holdings. As part of the acquisition, Servicios Corporativos Satelitales, S.A. de C.V. ("Servicios"), a wholly owned subsidiary of Holdings issued a $125.1 million seven year obligation bearing interest at 6.03% to the Mexican Government (the "Government Obligation") in consideration for the assumption by SatMex of the debt incurred in connection with the acquisition. The debt of SatMex and Servicios is non-recourse to Loral and Telefonica Autrey. However, Loral and Telefonica Autrey have agreed to maintain assets in a collateral trust in an amount equal to the value of the Government Obligation through December 30, 2000 and, thereafter, in an amount equal to 1.2 times the Government Obligation until maturity. Loral has a 65% economic interest in Holdings and a 49% indirect economic interest in SatMex.

          Loral, together with Telefonica Autrey, are responsible for managing SatMex and will receive an aggregate management fee, based on a sliding scale, applied to SatMex's quarterly gross revenues up to a maximum of 3.75% of cumulative gross revenues. In addition, Loral Skynet had licensed certain intellectual property to SatMex for a fee of 1.5% of SatMex's gross revenues. Such fees earned by Loral for the six months ended June 30, 1998, were approximately $872,000.

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

          In June, 1997 Loral and Alcatel formed a strategic partnership to jointly develop, deploy and operate high-speed global multimedia satellite networks that will bring high-bandwidth services to businesses and to consumers. The agreement includes cross investments in Loral's geostationary (GEO) satellite-based CyberStar project and Alcatel's low-earth-orbit (LEO) satellite-based SkyBridge project. Each company will participate in the development of the two projects, and have initially committed to invest up to $30 million in the other's respective project. Each project will be managed separately, but the two companies have agreed to facilitate a coordinated approach to the two networks, including integrated marketing.

                       LORAL SPACE & COMMUNICATIONS LTD.

          Investments in affiliates is summarized as follows:

                                                                  JUNE 30,    DECEMBER 31,
                                                                    1998          1997
                                                                  --------    ------------
                                                                       (IN THOUSANDS)
    Globalstar..................................................  $368,133      $383,714
    SatMex......................................................    78,106        88,925
    Europe*Star.................................................     5,037
    Skybridge...................................................    14,258        17,268
    Other affiliates............................................     6,906         9,328
                                                                  --------      --------
                                                                  $472,440      $499,235
                                                                  ========      ========

          Equity in net loss of affiliates consists of:

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                  --------------------------
                                                                     1998           1997
                                                                  -----------    -----------
                                                                        (IN THOUSANDS)
    Globalstar..................................................   $(28,020)      $(15,267)
    SatMex......................................................    (11,848)
    Skybridge...................................................    (15,891)
    Other affiliates............................................     (5,568)
                                                                   --------       --------
                                                                   $(61,327)      $(15,267)
                                                                   ========       ========

          The following table represents the summary of results of operations of certain of Loral's affiliates for the six months ended June 30, 1998 and 1997:

                                                                     1998                 1997
                                                            ----------------------     ----------
                                                            GLOBALSTAR     SATMEX      GLOBALSTAR
                                                            ----------    --------     ----------
                                                                       (IN THOUSANDS)
    Sales.................................................   $     --     $ 51,160      $     --
    Operating income (loss)...............................    (53,040)      15,046       (39,363)
    Net loss..............................................    (43,220)     (17,375)      (32,254)
    Net loss applicable to ordinary partnership
      interests...........................................    (65,417)                   (42,855)

                       LORAL SPACE & COMMUNICATIONS LTD.

5)  CONTRACTS IN PROCESS

                                                                  JUNE 30,     DECEMBER 31,
                                                                    1998           1997
                                                                  ---------    ------------
                                                                       (IN THOUSANDS)
    U.S. Government contracts:
      Amounts billed............................................     $5,587          $5,243
      Unbilled contract receivables.............................     15,172          10,274
                                                                  ---------    ------------
                                                                     20,759          15,517
                                                                  ---------    ------------
    Commercial contracts:
      Amounts billed............................................    291,614         194,997
      Unbilled contract receivables.............................    139,749         167,620
                                                                  ---------    ------------
                                                                    431,363         362,617
                                                                  ---------    ------------
                                                                   $452,122        $378,134
                                                                  =========    ============

          Unbilled amounts include recoverable costs and accrued profit on progress completed which have not been billed. Such amounts are billed upon shipment of the product, achievement of contractual milestones, or completion of the contract and are reclassified to billed receivables.

6)  LONG TERM DEBT

                                                              JUNE 30,     DECEMBER 31,
                                                                1998           1997
                                                             ----------    ------------
                                                                   (IN THOUSANDS)
Term loan, 6.785% and 7.2% at June 30 and December 31,
  respectively.............................................  $  275,000      $275,000
Revolving credit facility, 6.785% and 7.2% at June 30 and
  December 31, respectively................................     220,000        55,000
Note purchase facility.....................................     108,430        88,234
Export-Import credit facility..............................      16,091        17,164
Other......................................................      10,576
Non-recourse debt of Orion:
     Senior notes due 2007 (principal amount $445
       million)............................................     505,267
     Senior discount notes due 2007 (principal amount $484
       million)............................................     388,402
                                                             ----------      --------
Total debt.................................................   1,523,766       435,398
Less, current maturities...................................       5,500         2,146
                                                             ----------      --------
                                                             $1,518,266      $433,252
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

          The Orion senior notes are due in 2007, bear interest of 11.25% and pay interest semi-annually on January 15 and July 15 of each year. The Orion senior discount notes are due in 2007, bear interest of 12.5% and pay interest semi-annually on January 15 and July 15 commencing on July 15, 2002. On April 17, 1998, Orion made an offer to purchase its senior notes and senior discount notes. Substantially all of Orion's senior notes and senior discount notes remained outstanding following the expiration of the offer. The offer by Orion to repurchase such notes was made pursuant to the applicable indentures as a result of the change in control of Orion in connection with its acquisition by Loral.

                       LORAL SPACE & COMMUNICATIONS LTD.

7)  STOCKHOLDER'S EQUITY

          On June 29, 1998, Loral sold 23 million shares of its common stock for $27.00 per share. The net proceeds were $602.6 million, of which Loral used $175 million, net, to fund the Globalstar Purchase (see Note 10) and Loral intends to use the remainder for general corporate purposes, including investment in its existing core businesses, to pursue emerging satellite service opportunities worldwide and for possible acquisitions.

8)  EARNINGS PER SHARE

          Basic earnings per share is computed based on the weighted average number of shares of common stock and the Series A Preferred Stock outstanding. Diluted earnings per share excludes the assumed conversion of the Series C Preferred Stock and stock options as the effect would have been antidilutive.

          The following table sets forth the computation of basic and diluted earnings per share:

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                  --------------------    --------------------
                                                    1998        1997        1998        1997
                                                  --------    --------    --------    --------
                                                     (In thousands, except per share data)
    Numerator:
      Net loss..................................  $(58,973)   $(10,296)   $(74,416)   $(10,702)
      Preferred stock dividends and accretion...   (11,607)     (2,947)    (23,213)     (2,947)
                                                  --------    --------    --------    --------
      Numerator for basic and diluted earnings
         per share -- net loss applicable to
         common stockholders....................  $(70,580)   $(13,243)   $(97,629)   $(13,649)
                                                  ========    ========    ========    ========
    Denominator:
      Weighted average shares:
         Common stock...........................   219,872     192,289     211,656     191,691
         Series A Preferred Stock...............    45,897      45,897      45,897      45,897
                                                  --------    --------    --------    --------
      Denominator for basic earnings per
         share..................................   265,769     238,186     257,553     237,588
      Effect of dilutive securities:
         Series C Preferred Stock...............         *           *           *           *
         Employee stock options.................         *           *           *           *
                                                  --------    --------    --------    --------
      Denominator for diluted earnings per
         share..................................   265,769     238,186     257,553     237,588
                                                  ========    ========    ========    ========
    Basic earnings per share....................  $  (0.27)   $  (0.06)   $  (0.38)   $  (0.06)
                                                  ========    ========    ========    ========
    Diluted earnings per share..................  $  (0.27)   $  (0.06)   $  (0.38)   $  (0.06)
                                                  ========    ========    ========    ========

---------------

* Effect is antidilutive.

9)  CONTINGENCIES

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

                       LORAL SPACE & COMMUNICATIONS LTD.

     have experienced failures, another customer has requested that SS/L structure an arrangement whereby the satellite would be sold to another customer. Management believes that these matters will not have a material adverse effect on the financial position or results of operations of the Company.

          The Company is aware of a grand jury investigation being conducted by the office of the U.S. Attorney for the District of Columbia with respect to possible violations of export control laws that may have occurred in connection with the participation of SS/L employees on a committee formed in the wake of the 1996 crash of a Long March rocket in China and whose purpose was to consider whether studies of the crash made by the Chinese had correctly identified the cause of the failure. While the grand jury investigation appears to be in its preliminary stages, and SS/L is not in a position to predict its direction or outcome, if SS/L were to be indicted and convicted of a criminal violation of the Arms Export Control Act, it would be subject to a fine of $1 million per violation and could be debarred from certain export privileges and, possibly, from participation in government contracts. Since many of SS/L's satellites are built for foreign customers and/or launched on foreign rockets, such a debarment would have a material adverse effect on SS/L's business, which is important to the Company. Indictment for such violations would subject SS/L to discretionary debarment from further export licenses. Whether or not SS/L is indicted or convicted, SS/L will remain subject to the State Department's general statutory authority to prohibit exports of satellites and related services if it finds a violation of the Arms Export Control Act that puts the party's reliability in question, and it can suspend export privileges whenever it determines that grounds for debarment exist and that such suspension "is reasonably necessary to protect world peace or the security or foreign policy of the United States."

          As far as SS/L can determine, no sensitive information or technology was conveyed to the Chinese, and no secret or classified information was discussed with or reported to them. SS/L believes that its employees acted openly and in good faith and that none engaged in intentional misconduct. Accordingly, the Company does not believe that SS/L has committed a criminal violation of the export control laws. The Company does not expect the grand jury investigation or its outcome to result in a material adverse effect upon its business. However, especially in view of the early stage of the proceedings, there can be no assurance as to those conclusions.

          On May 21, 1998, the House of Representatives passed a bill which, if passed by the Senate and enacted into law, would prohibit exports of satellites of U.S. origin to the People's Republic of China, whether or not an export license had theretofore been obtained. The United States Senate has not acted on this bill. If enacted into law, these provisions would prohibit further launches of U.S.-made satellites, including those manufactured by SS/L, on the Long March rocket. SS/L is under contract to build one satellite which is to be launched on a Long March rocket, for which SS/L currently holds an export license. As of June 30, 1998, SS/L has expended $65.0 million on the satellite, of which $49.0 million has been used to acquire common parts that could be applied to other satellite programs if this program is canceled. In addition, SS/L has expended $52.5 million in connection with the launcher. If the House bill or similar legislation is enacted, or if SS/L's export license is revoked administratively, the satellite's buyers may be entitled to terminate this contract for cause and require SS/L to refund approximately $119 million as of June 30, 1998. In such an event, SS/L would attempt to resell the satellite and launcher to other parties and/or use some or all of the parts on other programs. Such resales or reuse would likely result in a loss to SS/L, which could be substantial, and the amount of which would be affected by a number of factors beyond the control of the Company, including the date on which the program is terminated and how long any embargo on Chinese launchers would last, as well as market conditions for satellites and launchers. Loss of Long March availability would disable all U.S. satellite manufacturers, including SS/L, from competing for satellite contract awards from customers who, for political or economic reasons, desire Long March launches and would benefit foreign satellite manufacturers at the expense of the Company and other domestic manufacturers.

                       LORAL SPACE & COMMUNICATIONS LTD.

          Several Congressional committees have held hearings or announced plans to hold hearings on U.S. satellite export policy toward China, alleged influence of campaign contributions (including contributions made by Loral's Chairman and CEO) on the Clinton Administration's export policy toward China and related matters. The Company cannot predict what, if any, legislative initiatives will result from these hearings, although they could result in passage of the House bill described above or other legislation that could adversely affect the Company's business.

10)  SUBSEQUENT EVENT

    PURCHASE OF GLOBALSTAR PARTNERSHIP INTERESTS

          On July 6, 1998, Loral, the managing general partner of Globalstar, purchased 4.2 million Globalstar ordinary partnership interests (corresponding to 16.8 million shares of GTL common stock) from certain founding service provider partners of Globalstar for $420 million in cash (the "Globalstar Purchase"). The founding service provider partners participating in the transaction have deposited one half of their proceeds ($210 million) into an escrow account to be used for the purchase of Globalstar gateways and user terminals. Loral used $175 million of the proceeds from its equity offering, see Note 7, to finance the Globalstar Purchase and the remaining balance was provided through the concurrent sale by Loral of 8.4 million shares of GTL common stock owned by Loral to persons or entities advised by or associated with Soros Fund Management L.L.C. ("Soros") for $245 million in cash.

          After giving effect to these transactions, Loral's fully diluted ownership in Globalstar increased from approximately 38% to 42% and Soros owns GTL shares equating to approximately 4% of Globalstar. Soros acquired from Loral, in lieu of Globalstar limited partnership interests, shares of GTL common stock, which are restricted for U.S. securities law purposes, and for which GTL has agreed to file a shelf registration statement and have such registration statement declared effective within one year. Soros paid Loral a premium of $4.1667 per share of GTL common stock over the price paid by Loral in the Globalstar Purchase, which represents a pre-tax gain of approximately $35 million.

                       LORAL SPACE & COMMUNICATIONS LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions. See the section of Loral's registration statement on Form S-3 (File No. 333-51133), entitled "Risk Factors." In addition, with respect to Loral's interest in Globalstar and Globalstar Telecommunications Limited ("GTL"), see the section of GTL's and Globalstar's registration statement on Form S-4 (File No. 333-57749) entitled "Risk Factors". With regard to forward-looking statements concerning Orion see the section of Orion's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, entitled "Forward Looking Statements".

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

     Loral Space & Communications Ltd. and subsidiaries (the "Company" or "Loral") is one of the world's leading satellite companies, with substantial activities in satellite manufacturing and satellite-based communications services. Space Systems/Loral, Inc. ("SS/L") is a leading designer and manufacturer of space systems. Loral Skynet ("Skynet"), acquired March 14, 1997, is a leading provider of satellite communications services in the United States. Skynet owns and operates the Telstar satellite network and is expanding its business internationally. Loral Orion, Inc. ("Orion"), acquired on March 20, 1998, provides satellite-based communications services, focused primarily on private communications network services, Internet services and video distribution and other satellite transmission services. On November 17, 1997, a joint venture including Loral and another partner acquired 75% of Satellites Mexicanos, S.A. de C.V. ("SatMex"), a satellite services provider to Mexico and South America. Loral also manages and is the largest equity owner of Globalstar, L.P. ("Globalstar"), a global, mobile satellite telephony system scheduled to begin commercial service in the second quarter of 1999. Loral is pursuing additional satellite-based communications service opportunities including CyberStar, a proposed worldwide high-speed broadband data services system which will initiate service using leased Ku-band transponder capacity on Skynet's Telstar 5 satellite.

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

     The acquisition of Skynet and the remaining equity interest in SS/L have been accounted for as purchases. Loral's consolidated financial statements for the three and six months ended June 30, 1997, reflect the results of operations of SS/L from January 1, 1997, the elimination of the minority interest of the SS/L equity not owned by Loral during the period and the results of operations of Skynet from March 14, 1997. Prior to January 1, 1997, SS/L was accounted for using the equity method of accounting.

     In connection with the privatization by the Mexican Government of its fixed satellite services business, Loral and Telefonica Autrey, S.A. de C.V. ("Telefonica Autrey") formed a joint venture, Firmamento

Mexicano, S. de R.L. de C.V. ("Holdings"). On November 17, 1997, Holdings acquired 75% of the outstanding capital stock of SatMex for $646.8 million. The purchase price was financed by a Loral equity contribution of $94.6 million, a Telefonica Autrey equity contribution of $50.9 million and debt issued by a subsidiary of Holdings. As part of the acquisition, Servicios Corporativos Sateliates, S.A. de C.V., a wholly owned subsidiary of Holdings issued a $125.1 million seven year government obligation ("Government Obligation") bearing interest at 6.03% to the Mexican Government in consideration for the assumption by SatMex of the debt incurred by Holdings in connection with the acquisition. The debt of SatMex and Holdings is non-recourse to Loral and Telefonica Autrey. However, Loral and Telefonica Autrey have agreed to maintain assets in a collateral trust in an amount equal to the value of the Government Obligation through December 31, 2000 and, thereafter, in an amount equal to 1.2 times the value of the Government Obligation until maturity. Loral has a 65% economic interest in Holdings and a 49% indirect economic interest in SatMex. Loral accounts for SatMex using the equity method from November 17, 1997.

     On March 20, 1998, Loral acquired all of the outstanding stock of Orion in exchange for Loral common stock. Loral issued 17.9 million shares of its common stock and assumed existing Orion options and warrants to purchase 1.9 million shares of Loral common stock representing an aggregate purchase price of $469 million. Loral's consolidated statement of operations reflects the results of Orion commencing April 1, 1998.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND THE THREE MONTHS ENDED JUNE 30, 1997.

     Revenues for the quarter ended June 30, 1998 totaled $379.8 million, before elimination of intercompany sales of $131.6 million, compared to revenues of $380.3 million and elimination of intercompany sales of $89.1 million for the quarter ended June 30, 1997. SS/L's 1998 revenues were $330.1 million before intercompany eliminations of $130.5 million compared to revenues of $358.5 million and intercompany eliminations of $89.1 million in 1997. The decrease in SS/L sales is primarily due to the stoppage of work on three Asian satellites in the fourth quarter of 1997. The increase in the intercompany eliminations reflects the classification of the construction of the Orion 2 satellite by SS/L as intercompany sales subsequent to the acquisition of Orion offset by reduced intercompany sales to Skynet. Skynet's revenues for the quarter ended June 30, 1998 were $29.5 million compared to $21.8 million for the quarter ended June 30, 1997, reflecting the effect of Skynet's Telstar 5 satellite which was placed in service in July 1997. Orion's revenues for the quarter ended June 30, 1998 were $20.2 million.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA")(1) for the three months ended June 30, 1998 and 1997 were as follows (in millions):

                                                               1998          1997
                                                              ------        ------
SS/L........................................................  $ 18.1        $ 17.4
Skynet -- from March 14, 1997...............................    17.5          15.9
Orion -- from April 1, 1998.................................     0.8
Corporate expenses and intercompany eliminations............   (16.2)        (12.5)
                                                              ------        ------
EBITDA before CyberStar and Globalstar development costs....    20.2          20.8
SatMex(2)...................................................    10.1
                                                              ------        ------
Adjusted EBITDA before CyberStar and Globalstar development
  costs(3)..................................................  $ 30.3        $ 20.8
                                                              ======        ======

---------------
(1) EBITDA is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral's operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA as presented may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.
(2) Represents Loral's proportionate share of SatMex's EBITDA.
(3) Development costs for the three months ended June 30, 1998 and 1997, for CyberStar were $8.1 million and $8.9 million, respectively and Loral's proportionate share of Globalstar's development costs were $11.4 million and $8.2 million, respectively.

     EBITDA before development costs was $20.2 million for 1998 compared to $20.8 million for 1997. CyberStar development costs were $8.1 million in 1998 compared to $8.9 million in 1997. Depreciation and amortization was $38.4 million and $14.5 million for 1998 and 1997, respectively. The increase in depreciation and amortization in 1998 primarily results from the inclusion of Orion's depreciation of fixed assets and amortization of cost in excess of net assets acquired, of $16.1 million, for a full quarter and the inclusion of depreciation of Skynet's Telstar 5 satellite which was placed in service on July 1, 1997. As a result of the above, the operating loss was $26.3 million for 1998 compared to $2.5 million for 1997.

     Interest income for the quarter ended June 30, 1998, of $16.5 million represents $14.8 million of interest earned on available cash during the period and interest on GTL's Convertible Preferred Equivalent Obligations ("GTL Convertible Preferreds") held by Loral, and $1.7 million of interest earned on orbital incentive payments. Interest income for the quarter ended June 30, 1997, of $11.1 million represents $9.8 million of interest earned on the investment of available cash during the period and interest on the GTL Convertible Preferreds held by Loral and $1.3 million of interest earned on orbital incentive payments.

     Interest expense of $21.6 million, net of capitalized interest of $10.7 million, for the quarter ended June 30, 1998 reflects interest on borrowings under Loral's credit agreement and interest on Orion's outstanding debt. Interest expense of $5.4 million, net of capitalized interest of $6.6 million, for the quarter ended June 30, 1997, reflects the assumption of SS/L's debt and interest on Loral's outstanding Convertible Preferred Equivalent Obligations ("CPEOs"). On June 5, 1997, the CPEOs were exchanged for Loral 6% Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock").

     The Company's effective income tax rate was a 31.0% benefit for 1998 and a 116.5% provision for 1997. The change is caused by the impact of the Company's foreign source net income which is not subject to Federal taxation on the Company's pretax income (loss), state and local income taxes and the non-deductible amortization of cost in excess of net assets acquired.

     The minority interest benefit in 1998 reflects the reduction of CyberStar's loss attributed to CyberStar's other investor. The minority interest expense in 1997 reflects the reduction of SS/L's income attributed to the Alliance Partners.

     The equity in net loss of affiliates was $41.0 million in 1998 compared to $8.1 million for 1997. Loral's share of Globalstar's losses was $16.9 million in 1998 compared to $8.1 million in 1997 reflecting Globalstar's increased development costs as well as an increased ownership percentage by Loral. Also included in the equity in net loss of affiliates for 1998 is Loral's share of SatMex's loss of $4.9 million, Loral's share of Skybridge's loss of $15.9 million and Loral's portion of losses from other affiliates of $3.3 million.

     Preferred dividends of $11.6 million in the three months ended June 30, 1998 relate to the Series C Preferred Stock. Preferred dividends of $2.9 million in the three months ended June 30, 1997, relate to the Series C Preferred Stock which was issued in June 1997.

     As a result of the above, net loss applicable to common stockholders for 1998 was $70.6 million or $0.27 per diluted share, compared to $13.2 million or $0.06 per diluted share, for 1997. Diluted weighted average shares were 265.8 million for 1998 and 238.2 million for 1997.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND
THE SIX MONTHS ENDED JUNE 30, 1997.

     Revenues for the six months ended June 30, 1998 totaled $716.8 million, before elimination of intercompany sales of $173.3 million, compared to revenues of $722.2 million and elimination of intercompany sales of $90.7 million for the six months ended June 30, 1997. SS/L's 1998 revenues were $638.5 million before intercompany eliminations of $171.3 million compared to revenues of $696.8 million and intercompany eliminations of $90.7 million in 1997. The decrease in SS/L sales is primarily due to the stoppage of work on three Asian satellites in the fourth quarter of 1997. The increase in the intercompany eliminations reflects the classification of the construction of the Orion 2 satellite by SS/L as intercompany sales subsequent to the acquisition of Orion, offset by a reduction in intercompany sales to Skynet. Skynet's revenues for the six months ended June 30, 1998 were $58.0 million compared to $25.4 million for the period March 14, 1997 through June 30, 1997, reflecting the inclusion of a full six months of Skynet's revenues in 1998 and the effect of the Telstar 5 satellite which was placed in service in July 1997. Orion's revenues from the date of acquisition, April 1, 1998, were $20.2 million.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA")(1) for the six months ended June 30, 1998 and 1997 were as follows (in millions):

                                                               1998      1997
                                                              ------    ------
SS/L........................................................  $ 37.3    $ 39.9
Skynet -- from March 14, 1997...............................    33.0      17.6
Orion -- from April 1, 1998.................................     0.8
Corporate expenses and intercompany eliminations............   (25.1)    (15.1)
                                                              ------    ------
EBITDA before CyberStar and Globalstar development costs....    46.0      42.4
SatMex(2)...................................................    19.6
                                                              ------    ------
Adjusted EBITDA before CyberStar and Globalstar development
  costs(3)..................................................  $ 65.6    $ 42.4
                                                              ======    ======

---------------
(1) EBITDA is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral's operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA as presented may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.
(2) Represents Loral's proportionate share of SatMex's EBITDA.
(3) Development costs for the six months ended June 30, 1998 and 1997, for CyberStar were $15.4 million and $11.5 million, respectively and Loral's proportionate share of Globalstar's development costs were $21.4 million and $14.5 million, respectively.

     EBITDA before development costs was $46.0 million for 1998 compared to $42.4 million for 1997. CyberStar development costs were $15.4 million in 1998 compared to $11.5 million in 1997 reflecting increased spending levels in 1998 for product development, marketing expenditures and increased headcount. Depreciation and amortization was $55.9 million and $24.1 million for 1998 and 1997, respectively. The increase in depreciation and amortization in 1998 primarily results from the inclusion of Orion's depreciation of fixed assets and amortization of cost in excess of net assets acquired of $16.1 million for the six month period and from the inclusion of depreciation and amortization related to Skynet for a full six months including the depreciation of Skynet's Telstar 5 satellite which was placed in service on July 1, 1997. As a result of the above, operating loss was $25.3 million for 1998 compared to operating income of $6.8 million for 1997.

     Interest income for the six months ended June 30, 1998, of $25.2 million represents $21.4 million of interest earned on available cash during the period and interest on the GTL Convertible Preferreds held by Loral, and $3.7 million of interest earned on orbital incentive payments. Interest income for the six months ended June 30, 1997, of $31.2 million represents $28.3 million of interest earned on the investment of available cash during the period and interest on the GTL Convertible Preferreds held by Loral and $2.9 million of interest earned on orbital incentive payments.

     Interest expense of $23.3 million, net of capitalized interest of $20.2 million, for the six months ended June 30, 1998 reflects interest on borrowings under Loral's credit agreement and interest on Orion's outstanding debt. Interest expense of $15.4 million, net of capitalized interest of $9.1 million, for the six months ended June 30, 1997, reflects the assumption of SS/L's debt and interest on Loral's outstanding CPEOs. On June 5, 1997, the CPEOs were exchanged for Series C Preferred Stock.

     The Company's effective income tax rate was a 28.5% benefit for 1998 and a 57.4% provision for 1997. The change is caused by the impact of the Company's foreign source net income which is not subject to Federal taxation on the Company's pretax income (loss), state and local income taxes and the non-deductible amortization of cost in excess of net assets acquired.

     The minority interest benefit in 1998 reflects the reduction of CyberStar's loss attributed to CyberStar's other investor. The minority interest expense in 1997 reflects the reduction of SS/L's income attributed to the Alliance Partners.

     The equity in net loss of affiliates was $61.3 million in 1998 compared to $15.3 million for 1997. Loral's share of Globalstar's losses was $28.0 million in 1998 compared to $15.3 million in 1997 reflecting Globalstar's increased development costs as well as an increased ownership percentage by Loral. Also included in the equity in net loss of affiliates for 1998 is Loral's share of SatMex's loss of $11.8 million, Loral's share of Skybridge's loss of $15.9 million and Loral's portion of losses from other affiliates of $5.6 million.

     Preferred distributions of $23.2 million in the six months ended June 30, 1998 relate to the Series C Preferred Stock. Preferred distributions of $2.9 million for the six months ended June 30, 1997, relate to the Series C Preferred Stock which was issued in June 1997.

     As a result of the above, net loss applicable to common stockholders for 1998 was $97.6 million or $0.38 per diluted share, compared to $13.6 million or $0.06 per diluted share, for 1997. Diluted weighted average shares were 257.6 million for 1998 and 237.6 million for 1997.

SUMMARY RESULTS OF OPERATIONS OF AFFILIATES

GLOBALSTAR

     Globalstar is a development stage partnership and has not commenced commercial service operations. The net loss applicable to ordinary partnership interests for the six months ended June 30, 1998 was $65.4 million as compared to $42.9 million for the six months ended June 30, 1997. The net loss applicable to ordinary partnership interests increased primarily as a result of increased activity in the development of Globalstar user terminals, increased in-house engineering and marketing efforts and the net effect of the RPPI conversion during the quarter ended June 30, 1998. Globalstar is expending significant funds for the construction, testing and deployment of the Globalstar System and expects such losses to continue through commencement of revenue generating service operations.

SATMEX

     For the six month ended June 30, 1998, SatMex had revenues, EBITDA, operating income and a net loss of $51.2 million, $39.9 million, $15.1 million and $17.4 million, respectively. The net loss is primarily attributed to interest expense of $34.6 million on debt issued to finance the acquisition, which includes a charge for $10.5 million of fees associated with debt refinancing. SatMex expects such losses to continue through 1999 until funds from operations are available to reduce outstanding debt.

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

     On June 29, 1998, Loral sold 23 million shares of its common stock for $27.00 per share. The net proceeds were $602.6 million, of which Loral used $175 million, net, to fund the Globalstar Purchase (see below) and the remainder of which Loral intends to use for general corporate purposes, including investing in existing core businesses, to pursue emerging satellite service opportunities worldwide and for possible acquisitions.

     On July 6, 1998, Loral, the managing general partner of Globalstar, purchased 4.2 million Globalstar ordinary partnership interests (corresponding to 16.8 million shares of GTL common stock) from certain founding service provider partners of Globalstar for $420 million in cash (the "Globalstar Purchase"). The founding service provider partners participating in the transaction have deposited one half of their proceeds ($210 million) into an escrow account to be used for the purchase of Globalstar gateways and user terminals. Loral used $175 million of the net proceeds from its equity offering to finance a portion of the Globalstar Purchase and the remaining balance was provided through the concurrent sale by Loral of 8.4 million shares of GTL common stock owned by Loral to persons or entities advised by or associated with Soros Fund Management L.L.C. ("Soros") for $245 million in cash. After giving effect to these transactions, Loral's fully diluted ownership in Globalstar increased from approximately 38% to 42% and Soros owns GTL shares equating to approximately 4% of Globalstar. Soros acquired from Loral, in lieu of Globalstar limited partnership interests, shares of GTL common stock, which are restricted for U.S. securities law purposes, and for which GTL has agreed to file a shelf registration statement and have such registration statement declared effective within one year. Soros paid Loral a premium of $4.1667 per share of GTL common stock over the price paid by Loral in the Globalstar Purchase, which represents a pre-tax gain of approximately $35 million.

     At June 30, 1998, Loral had $876.5 million of cash and cash equivalents. Loral intends to utilize its existing capital base and access to the capital markets to construct and operate additional satellites, make additional investments in Globalstar and Globalstar service provider opportunities and invest in current and additional satellite communications service opportunities.

     At June 30, 1998, Orion had $178.6 million of cash and restricted cash, to be used for the satellites under construction and interest payments, and debt of $904.2 million. Orion's outstanding debt is non-recourse to Loral.

     On November 14, 1997, the Company's wholly owned subsidiary Loral SpaceCom Corporation, entered into a $850 million credit facility with a group of banks. The facility consists of a $500 million revolving credit facility, a $275 million term loan and a $75 million letter of credit facility. The facility replaced SS/L's existing credit facility. The facility is secured by the stock of Loral SpaceCom Corporation and SS/L and contains various covenants including an interest coverage ratio, debt to capitalization ratios and restrictions on cash transfers to its parent. At June 30, 1998, there was $619.5 million of borrowings outstanding under this agreement and other credit facilities.

     On April 17, 1998, Orion made an offer to purchase its senior notes and senior discount notes. Substantially all of Orion's senior notes and senior discount notes remained outstanding following the expiration of the offer. The offer by Orion to repurchase such notes was made pursuant to the applicable indentures as a result of the change in control of Orion in connection with its acquisition by Loral.

     Skynet: Skynet currently has two high-powered satellites operating in orbit. Loral intends to expand Skynet's business to become a worldwide satellite service provider through the construction of additional satellites and has four satellites under construction by SS/L.

     Orion: Orion currently has one satellite in orbit and two satellites under construction (Orion 2 and Orion 3). The cost of Orion 3 is fully funded. Loral intends to fund approximately $60 million of the construction cost of Orion 2. All other costs related to Orion 2 are fully funded.

     Globalstar: On February 14, 1998, Globalstar launched its first four satellites and on April 24, 1998 four additional satellites were launched. Globalstar expects to begin commercial service in the second quarter of 1999 following the launch of 36 additional satellites during 1998. The remaining 12 satellites, including eight in-orbit spares, will be launched in the first half of 1999.

     As of July 31, 1998, Globalstar's budgeted expenditures for the design, construction and deployment of the Globalstar System to commence commercial service, including working capital, cash interest on borrowings and operating expenses is approximately $2.8 billion. In addition to expenditures for operating costs, working capital and debt service, Globalstar anticipates additional expenditures on system software for the improvement of system functionality and the addition of new features beyond those planned for the commencement of commercial service. As of July 31, 1998, Globalstar had raised or receive commitments for approximately $2.9 billion.

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

     The Company is aware of a grand jury investigation being conducted by the office of the U.S. Attorney for the District of Columbia with respect to possible violations of export control laws that may have occurred in connection with the participation of SS/L employees on a committee formed in the wake of the 1996 crash of a Long March rocket in China and whose purpose was to consider whether studies of the crash made by the Chinese had correctly identified the cause of the failure. While the grand jury investigation appears to be in its preliminary stages, and SS/L is not in a position to predict its direction or outcome, if SS/L were to be indicted and convicted of a criminal violation of the Arms Export Control Act, it would be subject to a fine of $1 million per violation and could be debarred from certain export privileges and, possibly, from participation in government contracts. Since many of SS/L's satellites are built for foreign customers and/or launched on foreign rockets, such a debarment would have a material adverse effect on SS/L's business, which is important to the Company. Indictment for such violations would subject SS/L to discretionary debarment from further export licenses. Whether or not SS/L is indicted or convicted, SS/L will remain subject to the State Department's general statutory authority to prohibit exports of satellites and related services if it finds a violation of the Arms Export Control Act that puts the party's reliability in question, and it can suspend export privileges whenever it determines that grounds for debarment exist and that such suspension "is reasonably necessary to protect world peace or the security or foreign policy of the United States."

     As far as SS/L can determine, no sensitive information or technology was conveyed to the Chinese, and no secret or classified information was discussed with or reported to them. SS/L believes that its employees acted openly and in good faith and that none engaged in intentional misconduct. Accordingly, the Company does not believe that SS/L has committed a criminal violation of the export control laws. The Company does not expect the grand jury investigation or its outcome to result in a material adverse effect upon its business. However, especially in view of the early stage of the proceedings, there can be no assurance as to those conclusions.

     On May 21, 1998, the House of Representatives passed a bill which, if passed by the Senate and enacted into law, would prohibit exports of satellites of U.S. origin to the People's Republic of China, whether or not an export license had theretofore been obtained. The United States Senate has not acted on this bill. If enacted into law, these provisions would prohibit further launches of U.S.-made satellites, including those manufactured by SS/L, on the Long March rocket. SS/L is under contract to build one satellite which is to be launched on a Long March rocket, for which SS/L currently holds an export license. As of June 30, 1998, SS/L has expended $65.0 million on the satellite, of which $49.0 million has been used to acquire common parts that could be applied to other satellite programs if this program is canceled. In addition, SS/L has expended $52.5 million in connection with the launcher. If the House bill or similar legislation is enacted, or if SS/L's export license is revoked administratively, the satellite's buyers may be entitled to terminate this contract for cause and require SS/L to refund approximately $119 million as of June 30, 1998. In such an event, SS/L would attempt to resell the satellite and launcher to other parties and/or use some or all of the parts on other programs. Such resales or reuse would likely result in a loss to SS/L, which could be substantial, and the amount of which would be affected by a number of factors beyond the control of the

Company, including the date on which the program is terminated and how long any embargo on Chinese launchers would last, as well as market conditions for satellites and launchers. Loss of Long March availability would disable all U.S. satellite manufacturers, including SS/L, from competing for satellite contract awards from customers who, for political or economic reasons, desire Long March launches and would benefit foreign satellite manufacturers at the expense of the Company and other domestic manufacturers.

     Several Congressional committees have held hearings or announced plans to hold hearings on U.S. satellite export policy toward China, alleged influence of campaign contributions (including contributions made by Loral's Chairman and CEO) on the Clinton Administration's export policy toward China and related matters. The Company cannot predict what, if any, legislative initiatives will result from these hearings, although they could result in passage of the House bill described above or other legislation that could adversely affect the Company's business.

     Cash Used and Provided. Cash used in operating activities for the six months ended June 30, 1998 was $67.4 million, primarily due to changes in satellite related assets and liabilities of $87.5 million due to the progress on commercial satellite contracts and increases in component inventory, including an increase in contracts in process and inventories of $91.9 million, a decrease in customer advances of $36.6 million offset by a decrease in launch vehicle deposits of $40.5 million. This was offset by funds generated by earnings before depreciation and amortization, taxes, minority interest and equity in net loss of affiliates of $32.5 million. Cash used in operating activities for 1997, was $115.7 million, primarily due to an increase in satellite contracts in process and component inventories of $61.8 million and a decrease in customer advances of $74.1 million, offset by funds generated from earnings before depreciation and amortization, taxes and equity in net loss of affiliates of $46.7 million.

     Cash used in investing activities for 1998 was $73.4 million primarily as a result of $304.3 million of capital expenditures, $22.2 million of investments in affiliates offset by a reduction in restricted cash of $199.3 million and $53.8 million of cash acquired in connection with the Orion acquisition. Cash used in investing activities for 1997 was $823.5 million primarily due to the purchase of Skynet and the SS/L equity interests, the purchase of equity interests in Globalstar and capital expenditures of $129.5 million primarily for the construction of Skynet's satellites by SS/L and for facility expansion and renovation at SS/L.

     Net cash provided by financing activities for 1998 was $790.7 million, primarily from the net proceeds of the equity offering of $602.6 million and borrowing under existing credit facilities. Cash provided by financing activities for 1997 was $77.3 million, primarily as a result of borrowings under credit facilities.

OTHER MATTERS

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

  Accounting Pronouncements

     Effective January 1, 1998, Loral adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments to be included in other comprehensive income. During the six months ended June 30, 1998 and 1997, comprehensive loss was $97.3 million and $13.6 million, respectively.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     The following exhibits are filed as part of this report:

Exhibit 12   --   Computation of Ratio of Earnings to Fixed Charges.
Exhibit 27   --   Financial Data Schedule.

     (b)  Reports on Form 8-K

 DATE OF REPORT                            DESCRIPTION
 --------------                            -----------
June 9, 1998       Item 5 -- Other Events
June 18, 1998      Amendment No. 2 to Form 8-K dated March 20, 1998 to amend
                   Item 7, Pro Forma Financial Information
June 29, 1998      Item 5 -- Other Events, Loral issued 23 million shares of
                   its Common Stock on June 29, 1998.