Form 10-Q/A
period 1998-06-30
LORAL SPACE & COMMUNICATIONS LTD
filed 1998-09-04
CIK 1006269

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

                      AMENDMENT NO. 1 TO QUARTERLY REPORT
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                         COMMISSION FILE NUMBER 1-14180

                       LORAL SPACE & COMMUNICATIONS LTD.
                         C/O LORAL SPACECOM CORPORATION
                                600 THIRD AVENUE
                            NEW YORK, NEW YORK 10016
                            TELEPHONE (212) 697-1105

                     JURISDICTION OF INCORPORATION: BERMUDA

                     IRS IDENTIFICATION NUMBER: 13-3867424

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AMENDMENT NO. 1

     The registrant hereby amends its Quarterly Report on Form 10Q for the quarterly period ended June 30, 1998, as set forth below:

PART II -- ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

                                                        Registrant
Date:  September 4, 1998
                                                    MICHAEL P. DEBLASIO
                                          --------------------------------------
                                                   Michael P. DeBlasio
                                               First Senior Vice President
                                               and Chief Financial Officer
                                              (Principal Financial Officer)
                                                           and
                                             Registrant's Authorized Officer

                                 EXHIBIT INDEX

  EXHIBIT NO.                                  DESCRIPTION
  -----------                                  -----------
  Exhibit 12    --     Computation of Ratio of Earnings to Fixed Charges

  Exhibit 27    --     Financial Data Schedule