Form 10-Q
period 1998-09-30
LORAL SPACE & COMMUNICATIONS LTD
filed 1998-11-16
CIK 1006269

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

                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                         COMMISSION FILE NUMBER 1-14180

                       LORAL SPACE & COMMUNICATIONS LTD.

                         C/O LORAL SPACECOM CORPORATION
                                600 THIRD AVENUE
                            NEW YORK, NEW YORK 10016
                           TELEPHONE: (212) 697-1105

                     JURISDICTION OF INCORPORATION: BERMUDA

                     IRS IDENTIFICATION NUMBER: 13-3867424

     The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

     As of October 30, 1998, there were 243,569,874 shares of Loral Space & Communications Ltd. common stock outstanding.

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
                                  (UNAUDITED)

                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                               --------------------    -----------------------
                                                 1998        1997        1998          1997
                                               --------    --------    ---------    ----------
Revenues.....................................  $289,588    $371,118    $ 833,061    $1,002,619
Costs and expenses...........................   309,107     368,797      877,864       993,466
                                               --------    --------    ---------    ----------
Operating income (loss)......................   (19,519)      2,321      (44,803)        9,153
Interest and investment income...............    50,418       8,082       75,608        39,247
Interest expense.............................    14,811         740       38,088        16,141
                                               --------    --------    ---------    ----------
Income (loss) before income taxes, equity in
  net loss of affiliates and minority
  interest...................................    16,088       9,663       (7,283)       32,259
Income tax expense (benefit).................    (3,880)      4,607      (10,531)       17,582
                                               --------    --------    ---------    ----------
Income before equity in net loss of
  affiliates and minority interest...........    19,968       5,056        3,248        14,677
Minority interest............................       769          35        4,400        (5,021)
Equity in net loss of affiliates.............   (31,436)     (9,053)     (92,763)      (24,320)
                                               --------    --------    ---------    ----------
Net loss.....................................   (10,699)     (3,962)     (85,115)      (14,664)
Preferred dividends and accretion............   (11,606)    (11,633)     (34,819)      (14,580)
                                               --------    --------    ---------    ----------
Net loss applicable to common stockholders...  $(22,305)   $(15,595)   $(119,934)   $  (29,244)
                                               ========    ========    =========    ==========
Loss per share, Basic and diluted............  $  (0.08)   $  (0.06)   $   (0.45)   $    (0.12)
                                               ========    ========    =========    ==========
Weighted average shares outstanding,
  Basic and diluted..........................   289,024     246,444      268,043       240,539
                                               ========    ========    =========    ==========

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                                               (UNAUDITED)        (NOTE)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $  649,348       $  226,547
  Contracts in process......................................      394,145          378,134
  Inventories...............................................      158,593           98,325
  Restricted current assets.................................       50,180
  Other current assets......................................       52,636           51,612
                                                               ----------       ----------
          Total current assets..............................    1,304,902          754,618
Property, plant and equipment, net..........................    1,634,285          926,679
Cost in excess of net assets acquired, net..................      951,811          361,411
Long-term receivables.......................................      199,219          168,639
Restricted assets...........................................       21,604
Investments in affiliates...................................      660,219          499,235
Deposits....................................................      114,470          154,970
Other assets................................................      160,622          139,384
                                                               ----------       ----------
                                                               $5,047,132       $3,004,936
                                                               ==========       ==========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of debt...................................   $    4,166       $    2,146
  Accounts payable..........................................      192,538          189,790
  Accrued employment costs..................................       43,672           38,797
  Customer advances.........................................       15,442           68,287
  Accrued interest and preferred dividends..................       24,961           11,192
  Other current liabilities.................................       16,420           25,931
  Income taxes payable......................................        4,527           25,934
  Deferred income taxes.....................................       13,558            4,187
                                                               ----------       ----------
          Total current liabilities.........................      315,284          366,264
Deferred income taxes.......................................       42,765           99,696
Pension and other postretirement liabilities................       52,434           48,398
Long-term liabilities.......................................      150,479           73,117
Long-term debt..............................................    1,515,228          433,252
Minority interest...........................................       18,344           10,964
Commitments and contingencies (Notes 4, 6 and 9)............
Shareholders' equity:
  Series A convertible preferred stock, par value $.01......          459              459
  Series B preferred stock, par value $.01..................
  6% Series C convertible redeemable preferred stock
     ($745,472 redemption value)............................      735,022          733,762
  Common stock, par value $.01..............................        2,436            2,010
  Paid-in capital...........................................    2,324,800        1,216,377
  Treasury stock, at cost...................................       (3,360)          (1,680)
  Unearned compensation.....................................       (9,041)            (249)
  Cumulative translation adjustment.........................         (350)
  Retained earnings (deficit)...............................      (97,368)          22,566
                                                               ----------       ----------
          Total shareholders' equity........................    2,952,598        1,973,245
                                                               ----------       ----------
                                                               $5,047,132       $3,004,936
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

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                1998          1997
                                                              ---------    ----------
Operating activities:
  Net loss..................................................  $ (85,115)   $  (14,664)
  Equity in net loss of affiliates..........................     92,763        24,320
  Minority interest.........................................     (4,400)        5,021
  Deferred taxes............................................      5,991        13,922
  Depreciation and amortization.............................     95,324        42,691
  Non cash interest expense.................................     15,276
  Gain on sale of investment in affiliate...................    (35,000)
Changes in operating assets and liabilities, net of
  acquisitions:
  Contracts in process and inventories......................    (63,240)     (140,325)
  Deposits..................................................     40,500       (89,430)
  Long-term receivables.....................................    (30,580)      (14,569)
  Accounts payable..........................................    (10,633)       90,547
  Accrued expenses and other current liabilities............    (12,220)      (48,493)
  Income taxes payable......................................    (21,425)        1,355
  Customer advances.........................................    (52,845)      (50,084)
  Long-term liabilities.....................................     55,700        10,535
  Other.....................................................    (19,034)      (50,758)
                                                              ---------    ----------
Cash used in operating activities...........................    (28,938)     (219,932)
                                                              ---------    ----------
Investing activities:
  Cash acquired in connection with Orion acquisition........     53,801
  Acquisition of businesses, net of cash acquired...........                 (561,639)
  Proceeds from sale of investment in affiliate.............    245,000
  Investments in affiliates.................................   (460,178)     (132,273)
  Other investments.........................................                  (35,589)
  Use and transfer of restricted assets.....................    276,127
  Capital expenditures, net.................................   (436,687)     (140,276)
                                                              ---------    ----------
Cash used in investing activities...........................   (321,937)     (869,777)
                                                              ---------    ----------
Financing activities:
  Proceeds from the issuance of common stock, net...........    602,600
  Borrowings under revolving credit facility, net...........    145,000        81,000
  Repayments of other long-term obligations.................     (7,940)       (1,073)
  Borrowings under Export-Import credit facility............     29,456        23,956
  Contributions from minority partners......................     10,298         9,100
  Proceeds from exercise of stock options and issuances to
    employee savings plan...................................     28,657         3,718
  Preferred dividends.......................................    (34,395)      (14,580)
                                                              ---------    ----------
Cash provided by financing activities.......................    773,676       102,121
                                                              ---------    ----------
Increase (decrease) in cash and cash equivalents............    422,801      (987,588)
Cash and cash equivalents -- beginning of period............    226,547     1,180,752
                                                              ---------    ----------
Cash and cash equivalents -- end of period..................  $ 649,348    $  193,164
                                                              =========    ==========
Non-cash activities:
  Common stock issued to acquire Orion......................  $ 469,000
                                                              =========
  Mandatory exchange of Convertible Preferred Equivalent
    Obligations.............................................               $  583,282
                                                                           ==========
  Issuance of Loral Common Stock to acquire equity interest
    in SS/L.................................................               $  130,900
                                                                           ==========
  Issuance of Loral Common Stock to acquire equity interest
    in Globalstar...........................................               $   17,487
                                                                           ==========
  Issuance of Loral Series C Preferred Stock to acquire
    equity interest in SS/L.................................               $  149,600
                                                                           ==========

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1) ORGANIZATION AND PRINCIPAL BUSINESS

     Loral Space & Communications Ltd. and subsidiaries (the "Company" or "Loral") is one of the world's leading satellite companies, with substantial activities in satellite manufacturing and satellite-based communications services. Space Systems/Loral, Inc. ("SS/L") is a leading designer and manufacturer of space systems. Loral Skynet ("Skynet"), acquired March 14, 1997, is a leading provider of satellite communications services in the United States. Skynet owns and operates the Telstar satellite network and is expanding its business internationally. Loral Orion, Inc. ("Orion"), acquired on March 20, 1998, provides satellite-based communications services, focused primarily on private communications network services, Internet services and video distribution and other satellite transmission services. On November 17, 1997, a joint venture between Loral and another partner acquired 75% of Satelites Mexicanos, S.A. de C.V. ("SatMex"), a satellite services provider to Mexico and South America. Loral also manages and is the largest equity owner of Globalstar, L.P. ("Globalstar"), a global, mobile satellite telephony system scheduled to begin commercial service in the third quarter of 1999. Loral is pursuing additional satellite-based communications service opportunities including CyberStar, a proposed worldwide high-speed broadband data services system which will initiate service using leased Ku-band transponder capacity on Skynet's Telstar 5 satellite.

2) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Loral pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Loral included in Loral's latest annual report on Form 10-K.

3) ACCOUNTING POLICIES

  Comprehensive Income

     As of January 1, 1998, Loral adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 established new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments to be included in other comprehensive income. Total comprehensive loss applicable to common shareholders for the nine months ended September 30, 1998 and 1997 was as follows:

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1998         1997
                                                              ---------    --------
                                                                 (IN THOUSANDS)
Net loss applicable to common shareholders..................  $(119,934)   $(29,244)
Cumulative translation adjustment...........................       (350)
                                                              ---------    --------
Comprehensive loss applicable to common shareholders........  $(120,284)   $(29,244)
                                                              =========    ========

                       LORAL SPACE & COMMUNICATIONS LTD.

  Restricted Assets

     In connection with the Orion acquisition, Loral acquired cash and cash equivalents which are restricted in use to the construction of two satellites and payment of interest on Orion's senior notes. At September 30, 1998, these restricted assets aggregated $71.8 million, of which $50.2 million is current.

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

     The acquisition of Skynet and Orion and the remaining equity interest in SS/L have been accounted for as purchases. Loral's condensed consolidated financial statements for the three and nine months ended September 30, 1997, reflect the results of operations of SS/L from January 1, 1997, the elimination of the minority interest of the SS/L equity not owned by Loral during the period and the results of operations of Skynet from March 14, 1997. Prior to January 1, 1997, SS/L was accounted for using the equity method of accounting. Loral's condensed consolidated statement of operations for the three and nine months ended September 30, 1998, reflects the results of Orion commencing April 1, 1998.

     Had the acquisitions of SS/L, Skynet, the investment in SatMex (see below -- Investments in Affiliates) and Orion occurred on January 1, 1997, the unaudited pro forma sales, operating loss, net loss applicable to common stockholders and related loss per share for the nine months ended September 30, 1998 and 1997 would have been: $851.9 million and $1.05 billion; $59.6 million and $35.1 million; $133.1 million and $116.4 million; and $0.49 and $0.44, respectively. These results, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisitions been consummated on January 1, 1997.

  Investments in Affiliates

     Globalstar

     On April 30, 1998, Loral's holdings of Globalstar Telecommunications Limited ("GTL") Convertible Preferred Equivalent Obligations ("GTL CPEOs") were converted into 6,832,030 shares of GTL common stock including the additional shares issued in satisfaction of the required interest make-whole payment.

     On July 6, 1998, Loral, the managing general partner of Globalstar, purchased 4.2 million Globalstar ordinary partnership interests (corresponding to approximately 16.8 million shares of GTL common stock) from certain founding service provider partners of Globalstar for $420 million in cash (the "Globalstar Purchase"). The founding service provider partners participating in the transaction deposited one half of their proceeds ($210 million) into escrow accounts to be used for the purchase of Globalstar gateways and user

                       LORAL SPACE & COMMUNICATIONS LTD.

terminals. Loral used $175 million of the proceeds from its equity offering, see
Note 7, to finance the Globalstar Purchase and the remaining balance was provided through the concurrent sale by Loral of 8.4 million shares of GTL common stock owned by Loral to persons or entities advised by or associated with Soros Fund Management L.L.C. ("Soros") for $245 million in cash.

     As a result of these transactions, Loral's fully diluted ownership in Globalstar increased from approximately 38% to 42% and Soros owns GTL shares equating to approximately 4% of Globalstar. The shares of GTL common stock acquired by Soros are restricted for U.S. securities law purposes. With respect to such shares, GTL has agreed to file a shelf registration statement and have such registration statement declared effective within one year from the closing date. As a result of these transactions, Loral recognized a gain of approximately $35 million, which is included in interest and investment income in the statement of operations.

     At September 30, 1998, Loral owned directly and indirectly 24.7 million ordinary partnership interests (42.4%) of the total 58.2 million Globalstar ordinary partnership interests outstanding, (42.0% on a fully diluted basis). Loral's investment in Globalstar includes $39.7 million of capitalized interest at September 30, 1998.

     SatMex

     In connection with the privatization by the Federal Government of Mexico (the "Mexican Government") of its fixed satellite services business, Loral and Telefonica Autrey, S.A. de C.V. ("Telefonica Autrey") formed a joint venture, Firmamento Mexicano, S.A. de R.L. de C.V. ("Holdings"). Holdings acquired 75% of the outstanding capital stock of SatMex for $646.8 million. The purchase price was financed by a Loral equity contribution of $94.6 million, a Telefonica Autrey equity contribution of $50.9 million and debt issued by Holdings. As part of the acquisition, Servicios Corporativos Satelitales, S.A. de C.V. ("Servicios"), a wholly owned subsidiary of Holdings issued a $125.1 million seven year obligation bearing interest at 6.03% to the Mexican Government (the "Government Obligation") in consideration for the assumption by SatMex of the debt incurred in connection with the acquisition. The debt of SatMex and Servicios is non-recourse to Loral and Telefonica Autrey. However, Loral and Telefonica Autrey have agreed to maintain assets in a collateral trust in an amount equal to the value of the Government Obligation through December 30, 2000 and, thereafter, in an amount equal to 1.2 times the Government Obligation until maturity. Loral has a 65% economic interest in Holdings and a 49% indirect economic interest in SatMex. Loral and Telefonica Autrey have committed to make an equity investment in SatMex of up to $50 million prior to March 31, 1999.

     Loral, together with Telefonica Autrey, are responsible for managing SatMex and will receive an aggregate management fee, based on a sliding scale, applied to SatMex's quarterly gross revenues up to a maximum of 3.75% of cumulative gross revenues. Such fees earned by Loral for the nine months ended September 30, 1998 were approximately $129,000. In addition, Loral Skynet will license certain intellectual property and provide related services to SatMex for a fee of 1.5% of SatMex's gross revenues beginning in 1999.

     Europe*Star

     In February 1998, Loral and Alcatel Alsthom ("Alcatel") announced that they will jointly build and operate Europe*Star, a geostationary satellite system that will provide broadcast and telecommunications services to Europe, the Middle East, Southeast Asia, India and South Africa. Alcatel will serve as the primary contractor of the Europe*Star turnkey system. SS/L will provide the satellite bus and test and integrate the satellites. Loral's initial investment in this joint venture was $5 million. During October 1998, Loral invested an additional $29 million in the Europe*Star Project.

                       LORAL SPACE & COMMUNICATIONS LTD.

     SkyBridge

     In June, 1997 Loral and Alcatel formed a strategic partnership to jointly develop, deploy and operate high-speed global multimedia satellite networks that will bring high-bandwidth services to businesses and to consumers. The agreement includes cross investments in Loral's geostationary (GEO) satellite-based CyberStar project and Alcatel's low-earth-orbit (LEO) satellite-based SkyBridge project. Each company will participate in the development of the two projects. Loral has initially committed to invest up to $45 million in the SkyBridge project and Alcatel has committed to invest up to $30 million in the Cyberstar project. Each project will be managed separately, but the two companies have agreed to facilitate a coordinated approach to the two networks, including integrated marketing.

     Investments in affiliates is as follows:

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1998             1997
                                                     -------------    ------------
                                                            (IN THOUSANDS)
Globalstar.........................................    $565,748         $383,714
SatMex.............................................      75,589           88,925
Europe*Star........................................       4,932
Skybridge..........................................      10,577           17,268
Other affiliates...................................       3,373            9,328
                                                       --------         --------
                                                       $660,219         $499,235
                                                       ========         ========

     Equity in net loss of affiliates consists of:

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
                                                            (IN THOUSANDS)
Globalstar.............................................  $(47,855)   $(24,320)
SatMex.................................................   (14,563)
Europe*Star............................................      (198)
Skybridge..............................................   (19,605)
Other affiliates.......................................   (10,542)
                                                         --------    --------
                                                         $(92,763)   $(24,320)
                                                         ========    ========

     The following table represents the summary of results of operations of certain of Loral's affiliates for the nine months ended September 30, 1998 and 1997 (in thousands):

                                                     1998                1997
                                             ---------------------    ----------
                                             GLOBALSTAR    SATMEX     GLOBALSTAR
                                             ----------    -------    ----------
Sales......................................  $      --     $79,392     $     --
Operating income (loss)....................    (99,457)     22,772      (65,613)
Net loss...................................    (85,175)    (19,514)     (51,814)
Net loss applicable to ordinary partnership
  interests................................   (107,372)                 (67,715)

                       LORAL SPACE & COMMUNICATIONS LTD.

5) CONTRACTS IN PROCESS

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1998             1997
                                                     -------------    ------------
                                                            (IN THOUSANDS)
U.S. Government contracts:
  Amounts billed...................................    $  5,502         $  5,243
  Unbilled contract receivables....................      24,979           10,274
                                                       --------         --------
                                                         30,481           15,517
                                                       --------         --------
Commercial contracts:
  Amounts billed...................................     247,139          194,997
  Unbilled contract receivables....................     116,525          167,620
                                                       --------         --------
                                                        363,664          362,617
                                                       --------         --------
                                                       $394,145         $378,134
                                                       ========         ========

     Unbilled amounts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed upon shipment of the product, achievement of contractual milestones, or completion of the contract and are reclassified to billed receivables.

6) LONG TERM DEBT

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1998             1997
                                                     -------------    ------------
                                                            (IN THOUSANDS)
Term loan, 6.725% and 7.2% at September 30 and
  December 31, respectively........................   $  275,000        $275,000
Revolving credit facility, 6.725% and 7.2% at
  September 30 and December 31, respectively.......      200,000          55,000
Note purchase facility.............................      117,690          88,234
Export-Import credit facility......................       16,091          17,164
Non-recourse debt of Orion:
  Senior notes due 2007 (principal amount $445
     million)......................................      503,422
  Senior discount notes due 2007 (principal amount
     $484 million).................................      397,878
  Other............................................        9,313
                                                      ----------        --------
Total debt.........................................    1,519,394         435,398
Less, current maturities...........................        4,166           2,146
                                                      ----------        --------
                                                      $1,515,228        $433,252
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

                       LORAL SPACE & COMMUNICATIONS LTD.

notes and senior discount notes remained outstanding following the expiration of the offer. The offer by Orion to repurchase such notes was made pursuant to the applicable indentures as a result of the change in control of Orion in connection with its acquisition by Loral.

7) STOCKHOLDERS' EQUITY

     On June 29, 1998, Loral sold 23 million shares of its common stock for $27.00 per share. The net proceeds were $602.6 million, of which Loral used $175 million, net, to fund the Globalstar Purchase (see Note 4). Loral intends to use the remainder for general corporate purposes, including investment in its existing core businesses, to pursue emerging satellite service opportunities worldwide and for possible acquisitions.

8) EARNINGS PER SHARE

     Basic earnings per share is computed based on the weighted average number of shares of common stock and the Series A Preferred Stock outstanding. Diluted earnings per share excludes the assumed conversion of the Series C Preferred Stock and stock options as the effect would have been antidilutive.

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                 --------------------    ---------------------
                                                   1998        1997        1998         1997
                                                 --------    --------    ---------    --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net loss.....................................  $(10,699)   $ (3,962)   $ (85,115)   $(14,664)
  Preferred stock dividends and accretion......   (11,606)    (11,633)     (34,819)    (14,580)
                                                 --------    --------    ---------    --------
  Numerator for basic and diluted earnings per
     share -- net loss applicable to common
     stockholders..............................  $(22,305)   $(15,595)   $(119,934)   $(29,244)
                                                 ========    ========    =========    ========
Denominator:
  Weighted average shares:
     Common stock..............................   243,127     200,547      222,146     194,642
     Series A Preferred Stock..................    45,897      45,897       45,897      45,897
                                                 --------    --------    ---------    --------
  Denominator for basic earnings per share.....   289,024     246,444      268,043     240,539
  Effect of dilutive securities:
     Series C Preferred Stock..................         *           *            *           *
     Employee stock options....................         *           *            *           *
                                                 --------    --------    ---------    --------
  Denominator for diluted earnings per share...   289,024     246,444      268,043     240,539
                                                 ========    ========    =========    ========
Basic and diluted loss per share...............  $  (0.08)   $  (0.06)   $  ( 0.45)   $  (0.12)
                                                 ========    ========    =========    ========

---------------
* Effect is antidilutive.

9) CONTINGENCIES

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

                       LORAL SPACE & COMMUNICATIONS LTD.

     In 1997, two in-orbit satellites built by SS/L experienced some solar array circuit failures. One of the customers has asserted that, in light of the failures and uncertainty as to future failure, it has not accepted the satellite. The Company believes that the customer was contractually required to accept the satellite at completion of in-orbit testing and that risk of loss has passed to the customer. In addition, due to a delay caused by the replacement on a satellite under construction of solar arrays similar to those that have experienced failures, another customer requested that SS/L structure an arrangement whereby one of two satellites under construction would be sold to a third party. This customer has now indicated that it expects to purchase both satellites. Management believes that these matters will not have a material adverse effect on the financial position or results of operations of the Company.

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

     Several Congressional committees have held hearings or announced plans to hold hearings on U.S. satellite export policy toward China, alleged influence of campaign contributions (including contributions made by Loral's Chairman and CEO) on the Clinton Administration's export policy toward China and related matters. The Company cannot predict what, if any, legislative initiatives will result from these hearings, although they could result in legislation that could adversely affect the Company's business.

10) SUBSEQUENT EVENT

     On November 5, 1998, Loral acquired 276,000 additional Globalstar partnership interests from DACOM in exchange for 717,600 shares of GTL common stock owned by Loral. The shares of GTL common stock acquired by DACOM are restricted for U.S. securities law purposes. GTL has agreed to promptly file a shelf registration statement covering the resale of these shares.

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

     Loral Space & Communications Ltd. and subsidiaries (the "Company" or "Loral") is one of the world's leading satellite companies, with substantial activities in satellite manufacturing and satellite-based communications services. Space Systems/Loral, Inc. ("SS/L") is a leading designer and manufacturer of space systems. Loral Skynet ("Skynet"), acquired March 14, 1997, is a leading provider of satellite communications services in the United States. Skynet owns and operates the Telstar satellite network and is expanding its business internationally. Loral Orion, Inc. ("Orion"), acquired on March 20, 1998, provides satellite-based communications services, focused primarily on private communications network services, Internet services and video distribution and other satellite transmission services. On November 17, 1997, a joint venture between Loral and another partner acquired 75% of Satellites Mexicanos, S.A. de C.V. ("SatMex"), a satellite services provider to Mexico and South America. Loral also manages and is the largest equity owner of Globalstar, L.P. ("Globalstar"), a global, mobile satellite telephony system scheduled to begin commercial service in the third quarter of 1999. Loral is pursuing additional satellite-based communications service opportunities including CyberStar, a proposed worldwide high-speed broadband data services system which will initiate service using leased Ku-band transponder capacity on Skynet's Telstar 5 satellite.

RESULTS OF OPERATIONS

     In 1997 and 1998, Loral accelerated its transformation from a company with extensive equity investments, to a major satellite manufacturer and provider of satellite services by making a number of acquisitions that significantly affected its results of operations.

     In February 1997, Loral agreed to acquire the remaining 49% of the common stock of SS/L held by four international aerospace and communications companies (the "Alliance Partners") for $374 million paid in cash and Loral securities. On March 14, 1997, Loral acquired Skynet for $462.1 million in cash.

     The acquisition of Skynet and the remaining equity interest in SS/L have been accounted for as purchases. Loral's consolidated financial statements for the three and nine months ended September 30, 1997, reflect the results of operations of SS/L from January 1, 1997, the elimination of the minority interest of the SS/L equity not owned by Loral during the period and the results of operations of Skynet from March 14, 1997. Prior to January 1, 1997, SS/L was accounted for using the equity method of accounting.

     In connection with the privatization by the Mexican Government of its fixed satellite services business, Loral and Telefonica Autrey, S.A. de C.V. ("Telefonica Autrey") formed a joint venture, Firmamento Mexicano, S.A. de R.L. de C.V. ("Holdings"). On November 17, 1997, Holdings acquired 75% of the outstanding capital stock of SatMex for $646.8 million. The purchase price was financed by a Loral equity contribution of $94.6 million, a Telefonica Autrey equity contribution of $50.9 million and debt issued by a subsidiary of Holdings. As part of the acquisition, Servicios Corporativos Sateliates, S.A. de C.V. ("Servicios"), a wholly owned subsidiary of Holdings issued a $125.1 million seven year government obligation ("Government Obligation") bearing interest at 6.03% to the Mexican Government in consideration for the assumption by SatMex of the debt incurred by Holdings in connection with the acquisition. The debt of SatMex and Holdings is non-recourse to Loral and Telefonica Autrey. However, Loral and Telefonica Autrey have agreed to maintain assets in a collateral trust in an amount equal to the value of the Government Obligation through December 31, 2000 and, thereafter, in an amount equal to 1.2 times the value of the Government Obligation until maturity. Loral has a 65% economic interest in Holdings and a 49% indirect economic interest in SatMex. Loral has accounted for SatMex using the equity method since November 17, 1997.

     On March 20, 1998, Loral acquired all of the outstanding stock of Orion in exchange for Loral common stock. Loral issued 17.9 million shares of its common stock and assumed existing Orion options and warrants to purchase 1.9 million shares of Loral common stock representing an aggregate purchase price of $469 million. Loral's condensed consolidated statement of operations reflects the results of Orion commencing April 1, 1998.

 Comparison of Results for the Three Months Ended September 30, 1998 and the Three Months Ended September 30, 1997.

     Revenues from operations for the quarter ended September 30, 1998 totaled $349 million, before elimination of intercompany and affiliate sales of $59 million, compared to revenues of $423 million and elimination of intercompany sales of $51.9 million for the quarter ended September 30, 1997. SS/L's 1998 revenues were $282.9 million before intercompany eliminations of $45.3 million compared to revenues of $403.3 million and intercompany eliminations of $51.9 million in 1997. The decrease in SS/L sales is primarily due to timing issues between the third and fourth quarters. In addition, SS/L's 1998 sales reflect the negative impact of the $291 million debooking of three Asian satellites in the fourth quarter of 1997. The increase in the intercompany and affiliate eliminations reflects the elimination of 49% of SatMex's sales for the period which amounted to $13 million (Loral's proportionate share), and reduced intercompany sales by SS/ L to Skynet, partially offset by the construction of the Orion 2 satellite by SS/L subsequent to the acquisition of Orion. Skynet's revenues for the quarter ended September 30, 1998 increased 62% to $31.9 million before intercompany eliminations of $1.1 million, compared to $19.7 million for the quarter ended September 30, 1997, reflecting the effect of higher bill rates in 1998 on Skynet's Telstar 5 satellite, which was placed in service in July 1997. Orion's revenues for the quarter ended September 30, 1998 were $21.2 million versus $0 in the prior year, due to Loral's acquisition of Orion in 1998.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA")(1) for the three months ended September 30, 1998 and 1997 were as follows (in millions):

                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                1998             1997
                                                            -------------    -------------
SS/L......................................................     $ 17.8           $ 27.8
Skynet -- from March 14, 1997.............................       20.9             10.7
SatMex -- from November 17, 1997 -- 49%(2)................       11.1
Orion -- from April 1, 1998...............................        2.6
Corporate expenses and intercompany eliminations..........      (14.1)            (8.9)
                                                               ------           ------
EBITDA before development costs and affiliate
  eliminations............................................       38.3             29.6
Development costs:
Cyberstar.................................................       (7.3)            (8.7)
Globalstar(2).............................................      (19.5)           (10.2)
                                                               ------           ------
Total development cost....................................      (26.8)           (18.9)
Affiliate eliminations(2).................................        8.4             10.2
                                                               ------           ------
EBITDA....................................................     $ 19.9           $ 20.9
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

(2) Represents Loral's proportionate share of SatMex's EBITDA and Globalstar's development costs. Such amounts are then reflected in the Affiliate eliminations to arrive at EBITDA.

     EBITDA before development costs and affiliate eliminations rose to $38.3 million from $29.6 million in the same period from a year ago, reflecting growth in Loral's fixed satellite services business, including Loral's proportionate share of SatMex's EBITDA in 1998, subsequent to its acquisition. EBITDA was $19.9 million for 1998 compared to $20.9 million for 1997. This is primarily due to lower EBITDA at SS/L due to the decline in sales, offset by increased EBITDA at Skynet and by including Orion's EBITDA in 1998 subsequent to its acquisition by Loral. Depreciation and amortization was $39.4 million and $18.6 million for 1998 and 1997, respectively. The increase in depreciation and amortization in 1998 primarily results from the inclusion of Orion's depreciation of fixed assets and amortization of cost in excess of net assets acquired. As a result of the above, the operating loss was $19.5 million for 1998 compared to operating income of $2.3 million for 1997.

     Interest and investment income for the quarter ended September 30, 1998, of $50.4 million primarily includes a $35 million gain realized on the purchase of additional Globalstar partnership interests equating to approximately 16.8 million shares of Globalstar Telecommunications Limited ("GTL") and the subsequent sale of 8.4 million shares of GTL common stock to persons and entities advised by and associated with Soros Fund Management L.L.C. ("Soros"), and $13.7 million of interest earned on available cash during the period. Interest income for the quarter ended September 30, 1997, of $8.1 million primarily represents $6.6 million of interest earned on the investment of available cash during the period and interest on the GTL Convertible Equivalent Operations ("GTLCPEOs") held by Loral.

     Interest expense of $14.8 million, net of capitalized interest of $22.1 million, for the quarter ended September 30, 1998 reflects interest on borrowings under Loral's credit agreement and interest on Orion's debt. Interest expense of $0.7 million, net of capitalized interest of $4.7 million, for the quarter ended September 30, 1997, reflects the assumption of SS/L's debt and interest on Loral's outstanding Convertible

Preferred Equivalent Obligations ("CPEOs"). On June 5, 1997, the CPEOs were exchanged for Loral 6% Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock").

     For the three months ended September 30, 1998, the Company recorded an income tax benefit of $3.9 million on a loss of $18.9 million before income taxes and before the $35 million gain on the sale of Globalstar stock, yielding an effective rate of 20.5% as compared to 47.7% in the prior year. The gain on the sale of Globalstar stock is tax free to the Company. The rate change is caused primarily by the impact of additional non-deductible amortization of cost in excess of net assets acquired.

     The minority interest benefit in 1998 reflects the reduction of CyberStar's loss attributed to CyberStar's other investor. The minority interest expense in 1997 reflects the reduction of SS/L's income attributed to the Alliance Partners.

     The equity in net loss of affiliates was $31.4 million in 1998 compared to $9.1 million for 1997. Loral's share of Globalstar's losses was $19.8 million in 1998 compared to $9.1 million in 1997. This increase was primarily due to a loss of $7.3 million recorded by Loral, representing Loral's proportionate share of a charge taken by Globalstar in the third quarter of 1998 as a result of a Zenit launch failure, Globalstar's increased development costs, as well as an increased ownership percentage by Loral in 1998. Also included in the equity in net loss of affiliates for 1998 is Loral's share of SatMex's loss of $2.7 million, Loral's share of Skybridge's loss of $3.7 million, Loral's share of the Europe*Star loss of $0.2 million, and Loral's portion of losses from other affiliates of $5 million.

     Preferred dividends of $11.6 million in the three months ended September 30, 1998 and 1997 relate to the Series C Preferred Stock.

     As a result of the above, net loss applicable to common stockholders for 1998 was $22.3 million or $0.08 per diluted share, compared to $15.6 million or $0.06 per diluted share, for 1997. Diluted weighted average shares were 289.0 million for 1998 and 246.4 million for 1997.

 Comparison of Results for the Nine Months Ended September 30, 1998 and the Nine Months Ended September 30, 1997.

     Revenues from operations for the nine months ended September 30, 1998 totaled $1.09 billion, before elimination of intercompany and affiliate sales of $257.7 million, compared to revenues of $1.14 billion and elimination of intercompany sales of $142.6 million for the nine months ended September 30, 1997. SS/L's 1998 revenues were $921.4 million before intercompany eliminations of $216.6 million compared to revenues of $1.1 billion and intercompany eliminations of $142.6 million in 1997. The decrease in SS/L sales is primarily due to the negative impact of the $291 million debooking of three Asian satellites in the fourth quarter of 1997. The increase in the intercompany and affiliate eliminations reflects the elimination of 49% of SatMex's sales for the period which amounted to $38.1 million (Loral's proportionate share), the construction of the Orion 2 satellite by SS/L subsequent to the acquisition of Orion, offset by a reduction in intercompany sales by SS/L to Skynet. Skynet's revenues for the nine months ended September 30, 1998 were $89.9 million before intercompany eliminations of $3.1 million, compared to $45.1 million for the period March 14, 1997 through September 30, 1997, reflecting the inclusion of a full nine months of Skynet's revenues in 1998 and the effect of increased fill rates on the Telstar 5 satellite in 1998, which was placed in service in July 1997. Orion's revenues from the date of acquisition through September 30, 1998 were $41.4 million.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA")(1) for the nine months ended September 30, 1998 and 1997 were as follows (in millions):

                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                1998             1997
                                                            -------------    -------------
                                                                    (IN THOUSANDS)
SS/L......................................................     $ 55.0           $ 67.6
Skynet -- from March 14, 1997.............................       54.0             28.3
SatMex -- from November 17, 1997 -- 49%(2)................       30.6
Orion -- from April 1, 1998...............................        3.4
Corporate expenses and intercompany elimination...........      (39.2)           (23.8)
                                                               ------           ------
EBITDA before development costs and affiliate
  eliminations............................................      103.8             72.1
Development costs:
Cyberstar.................................................      (22.7)           (20.2)
Globalstar(2).............................................      (40.7)           (24.7)
                                                               ------           ------
Total development costs...................................      (63.4)           (44.9)
Affiliate eliminations(2).................................       10.1             24.7
                                                               ------           ------
EBITDA....................................................     $ 50.5           $ 51.9
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

(2) Represents Loral's proportionate share of SatMex's EBITDA and Globalstar's development costs. Such amounts are reflected in the Affiliate eliminations to arrive at EBITDA.

     EBITDA before development costs and affiliate eliminations rose to $103.8 million from $72.1 million in the same period from a year ago, reflecting growth in Loral's fixed satellite services business including Loral's proportionate share of SatMex's EBITDA in 1998. EBITDA was $50.5 million for 1998 compared to $51.9 million for 1997. This is primarily due to lower EBITDA at SS/L due to the decline in sales; increased intercompany eliminations due to the construction of the Orion 2 satellite by SS/L subsequent to the acquisition of Orion, increased spending levels at Cyberstar for product development and marketing expenditures; offset by increased EBITDA at Skynet and by including Orion's EBITDA in 1998 subsequent to its acquisition by Loral. Depreciation and amortization was $95.3 million and $42.7 million for 1998 and 1997, respectively. The increase in depreciation and amortization in 1998 primarily results from the inclusion of Orion's depreciation of fixed assets and amortization of cost in excess of net assets acquired and from the inclusion of depreciation and amortization related to Skynet for a full nine months in 1998, which includes the depreciation of Skynet's Telstar 5 satellite placed in service on July 1, 1997. As a result of the above, operating loss was $44.8 million for 1998 compared to operating income of $9.2 million for 1997.

     Interest and investment income for the nine months ended September 30, 1998, of $75.6 million primarily includes a $35 million gain realized on the purchase of additional Globalstar partnership interests equating to approximately 16.8 million shares of GTL and the subsequent sale of 8.4 million shares of GTL common stock to Soros, and $35.1 million of interest earned on available cash during the period and interest on the GTL CPEOs held by Loral. Interest income for the nine months ended September 30, 1997, of $39.2 million primarily represents $34.8 million of interest earned on the investment of available cash during the period and interest on the GTLCPEOs held by Loral.

     Interest expense of $38.1 million, net of capitalized interest of $42.3 million, for the nine months ended September 30, 1998 reflects interest on borrowings under Loral's credit agreement and interest on Orion's debt. Interest expense of $16.1 million, net of capitalized interest of $13.8 million, for the nine months ended

September 30, 1997, reflects the assumption of SS/L's debt and interest on Loral's outstanding CPEOs. On June 5, 1997, the CPEOs were exchanged for Series C Preferred Stock.

     For nine months ended September 30, 1998, the Company recorded an income tax benefit of $10.5 million on a loss of $42.3 million before income taxes and before the $35 million gain on the sale of Globalstar stock, yielding an effective rate of 24.9% as compared to 54.5% in the prior year. The gain on the sale of Globalstar stock is tax free to the Company. The rate change is caused primarily by the impact of additional non-deductible amortization of cost in excess of net assets acquired.

     The minority interest benefit in 1998 reflects the reduction of CyberStar's loss attributed to CyberStar's other investor. The minority interest expense in 1997 reflects the reduction of SS/L's income attributed to the Alliance Partners.

     The equity in net loss of affiliates was $92.8 million in 1998 compared to $24.3 million for 1997. Loral's share of Globalstar's losses was $47.9 million in 1998 compared to $24.3 million in 1997. This increase was primarily due to a loss of $7.3 million recorded by Loral, representing Loral's proportionate share of a charge taken by Globalstar in the third quarter of 1998 as a result of a Zenit launch failure, Globalstar's increased development costs as well as an increased ownership percentage by Loral in 1998. Also included in the equity in net loss of affiliates for 1998 is Loral's share of SatMex's loss of $14.6 million, Loral's share of Skybridge's loss of $19.6, Loral's share of Europe*Star's loss of $0.2 million and Loral's portion of losses from other affiliates of $10.5 million.

     Preferred distributions of $34.8 million in the nine months ended September 30, 1998, relate to the Series C Preferred Stock. Preferred distributions of $14.6 million for the nine months ended September 30, 1997, relate to the Series C Preferred Stock which was issued in June 1997.

     As a result of the above, net loss applicable to common stockholders for 1998 was $119.9 million or $0.45 per diluted share, compared to $29.2 million or $0.12 per diluted share, for 1997. Diluted weighted average shares were 268.0 million for 1998 and 240.5 million for 1997.

SUMMARY RESULTS OF OPERATIONS OF AFFILIATES

  Globalstar

     Globalstar is a development stage partnership and has not commenced commercial service operations. The net loss applicable to ordinary partnership interests for the nine months ended September 30, 1998 was $107.4 million as compared to $67.7 million for the nine months ended September 30, 1997. The net loss applicable to ordinary partnership interests increased primarily as a result of a malfunction of a Zenit 2 rocket in September 1998, which resulted in the loss of 12 Globalstar satellites, for which Globalstar recorded a loss of $17.3 million, increased activity in the development of Globalstar user terminals, increased in-house engineering and marketing efforts and the net effect of the Redeemable Preferred Partnership Interests conversion during the quarter ended June 30, 1998. Globalstar is expending significant funds for the construction, testing and deployment of the Globalstar System and expects such losses to continue through commencement of revenue generating service operations.

  SatMex

     For the nine months ended September 30, 1998, SatMex had revenues, operating income and a net loss of $79.4 million, $22.8 million and $19.5 million, respectively. The net loss is primarily attributed to interest expense of $46.6 million on debt issued to finance the acquisition, which includes a charge for $10.5 million of fees associated with debt refinancing. SatMex expects such losses to continue until 2000 when funds from operations are available to reduce outstanding debt.

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

     On July 6, 1998, Loral, the managing general partner of Globalstar, purchased 4.2 million Globalstar ordinary partnership interests (corresponding to approximately 16.8 million shares of GTL common stock) from certain founding service provider partners of Globalstar for $420 million in cash (the "Globalstar Purchase"). The founding service provider partners participating in the transaction have deposited one half of their proceeds ($210 million) into escrow accounts to be used for the purchase of Globalstar gateways and user terminals. Loral used $175 million of the net proceeds from its equity offering to finance a portion of the Globalstar Purchase and the remaining balance was provided through the concurrent sale by Loral of 8.4 million shares of GTL common stock owned by Loral to Soros for $245 million in cash.

     As a result of these transactions, Loral's fully diluted ownership in Globalstar increased from approximately 38% to 42% and Soros owns GTL shares equating to approximately 4% of Globalstar. The shares of GTL common stock acquired by Soros are restricted for U.S. securities law purposes. With respect to such shares, GTL has agreed to file a shelf registration statement and have such registration statement declared effective within one year from the closing date. As a result of these transactions, Loral recognized a gain of approximately $35 million, which is included in interest and investment income in the statement of operations.

     On November 5, 1998, Loral acquired 276,000 additional Globalstar partnership interests from DACOM in exchange for 717,600 shares of GTL common stock owned by Loral. The shares of GTL common stock acquired by DACOM are restricted for U.S. securities law purposes. GTL has agreed to promptly file a shelf registration statement covering the resale of these shares.

     At September 30, 1998, Loral had $649.3 million of cash and cash equivalents. Loral intends to utilize its existing capital base and access to the capital markets to construct and operate additional satellites, make additional investments in Globalstar and Globalstar service provider opportunities and invest in current and additional satellite communications service opportunities. During October 1998, Loral invested an additional $29 million in Europe*Star.

     At September 30, 1998, Orion had $128.8 million of cash and restricted cash (which will be used for the satellites under construction and interest payments). Orion's outstanding debt of $910.6 million, is non-recourse to Loral.

     On November 14, 1997, the Company's wholly owned subsidiary Loral SpaceCom Corporation, entered into a $850 million credit facility with a group of banks. The facility consists of a $500 million revolving credit facility, a $275 million term loan and a $75 million letter of credit facility. The facility replaced SS/L's existing credit facility. The facility is secured by the stock of Loral SpaceCom Corporation and SS/L and contains various covenants including an interest coverage ratio, debt to capitalization ratios and restrictions on cash transfers to its parent. At September 30, 1998, there was $608.8 million of borrowings outstanding under this agreement and other credit facilities.

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

     SatMex: SatMex currently has two fully functioning satellites in orbit (Solidaridad I and Solidaridad II) and one satellite in an inclined orbit (Morelos II). Morelos II will be replaced by SatMex 5, which is currently under construction and is scheduled to be launched in the fourth quarter of 1998. Loral and Telefonica Autrey have committed to make an equity investment in SatMex of up to $50 million prior to March 31, 1999.

     Globalstar: On February 14, 1998, Globalstar launched its first four satellites and launched four additional satellites on April 24, 1998. On September 9, 1998, however, a malfunction of a Zenit 2 rocket, launched from the Baikonur cosmodrome in Kazakhstan, resulted in the loss of 12 Globalstar satellites. In the third quarter of 1998, Globalstar recorded a loss on the launch failure of approximately $17.3 million, representing the value of the satellites and related capitalized costs, net of insurance proceeds receivable of $190.5 million. Globalstar activated its contingency launch plan and expects to initiate commercial service with at least 32 satellites in orbit in the third quarter of 1999. The revised plan is under contract and provides additional assurance of successful satellite development through greater flexibility and redundant capacity, reducing Globalstar's dependance on any one launcher and further reducing risk.

     Through September 30, 1998, Globalstar incurred costs of approximately $2.4 billion for the design and construction of the space and ground segments. Costs incurred to date during fiscal year 1998 were approximately $580 million.

     As of October 30, 1998, Globalstar's budgeted expenditures for the design, construction and deployment of the Globalstar System to commence commercial service, including working capital, cash interest on borrowings and operating expenses is approximately $3.3 billion, which includes the delay of three months in the initiation of commercial service at a cost of approximately $100 million representing the additional interest and operating expenses directly attributed to the delay, the estimated costs for revisions to Globalstar's launch plan of approximately $140 million, and the cost of the eight additional spare satellites already under construction by SS/L of $180 million (previously classified as additional satellite spares in Globalstar's condensed consolidated financial statements). In addition to expenditures for operating costs, working capital and debt service, Globalstar anticipates additional expenditures on system software for the improvement of system functionality and the addition of new features beyond those planned for the commencement of commercial service.

     In addition, in order to accelerate the deployment of gateways around the world, Globalstar has agreed to finance approximately $80 million of the cost of up to 32 of the initial 38 gateways. The contract for the 38 gateways is approximately $337 million. In December 1997, Globalstar ordered 40,000 fixed access terminals from Ericsson for $84 million. Further, Globalstar has also agreed to finance approximately $67 million of the cost of handsets. Globalstar expects to recoup the amounts so financed following the acceptance by the service providers of the gateways, fixed access terminals and handsets.

     Globalstar and Globalstar service providers entered into contracts with Qualcomm, Ericsson OMC Limited and Telital S.A. for the initial manufacture and delivery of approximately 300,000 production handheld and fixed access terminals.

     As of October 30, 1998, Globalstar had raised or received commitments for approximately $2.9 billion. Globalstar believes that its current capital, vendor financing commitments and the availability of the Globalstar credit agreement ($250 million available at September 30, 1998) are sufficient to fund its requirements for the baseline system into the first quarter of 1999. Globalstar intends to raise the remaining funds required prior to initiation of commercial service in September 1999 of approximately $600 million from a combination of sources including: high yield debt issuance (which may include an equity component), equity issuance, financial support from the Globalstar partners, projected service provider payments, and anticipated payments from the sale of gateways and Globalstar subscriber terminals. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all.

     SS/L is the prime contractor for the design and construction of Globalstar's satellites. In connection therewith, SS/L and its subcontractors have committed $224 million of vendor financing to Globalstar, of which $129 million of such vendor financing is effectively borne by the subcontractors.

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

     In 1997, two in-orbit satellites built by SS/L experienced solar array circuit failures. One of the customers has asserted that, in light of the failures and uncertainty as to further failures, it has not accepted the satellite. Loral believes that the customer was contractually required to accept the satellite at completion of in-orbit testing and that risk of loss has passed to the customer. In addition, another customer has requested that SS/L structure an arrangement whereby one of two satellites under construction would be sold to a third party. This customer has now indicated that it expects to purchase both satellites. Management believes that these matters will not have a material adverse effect on the financial condition or results of operations of Loral.

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

     Several Congressional committees have held hearings or announced plans to hold hearings on U.S. satellite export policy toward China, alleged influence of campaign contributions (including contributions made by Loral's Chairman and CEO) on the Clinton Administration's export policy toward China and related matters. The Company cannot predict what, if any, legislative initiatives will result from these hearings, although they could result in legislation that could adversely affect the Company's business.

     Cash Used and Provided. Cash used in operating activities for the nine months ended September 30, 1998 was $28.9 million, primarily due to changes in satellite related assets and liabilities of $75.5 million due to the progress on commercial satellite contracts and increases in component inventory, including an increase in contracts in process and inventories of $63.2 million, a decrease in customer advances of $52.8 million offset by a decrease in launch vehicle deposits of $40.5 million. This was offset by funds generated by earnings before depreciation and amortization, taxes, minority interest and equity in net loss of affiliates of $50.5 million. Cash used in operating activities for 1997, was $220 million, primarily due to an increase in satellite contracts in process and component inventories of $140.3 million and a decrease in customer advances of $50.1 million, an increase in launch vehicle deposits of $89.4, offset by funds generated from earnings before depreciation and amortization, taxes and equity in net loss of affiliates of $51.8 million.

     Cash used in investing activities for 1998 was $321.9 million primarily as a result of $436.7 million of capital expenditures, the $175 million net cost of acquiring additional Globalstar partnership interests, $40.2 million of investments in affiliates, offset by a reduction in restricted cash of $276.1 million primarily used for the construction of satellites and $53.8 million of cash acquired in connection with the Orion acquisition. Cash used in investing activities for 1997 was $869.8 million primarily due to the purchase of Skynet and the SS/L equity interests, the purchase of equity interests in Globalstar and capital expenditures of $140.3 million primarily for the construction of Skynet's satellites by SS/L and for facility expansion and renovation at SS/L.

     Net cash provided by financing activities for 1998 was $773.7 million, primarily from the net proceeds of the equity offering of $602.6 million and borrowings under existing credit facilities. Cash provided by financing activities for 1997 was $102.1 million, primarily as a result of borrowings under credit facilities.

OTHER MATTERS

  Impact of Year 2000

     The Company's Year 2000 Program is proceeding on schedule. The Year 2000 Issue is the result of computer programs which were written using two digits rather than four to signify a year (i.e., the year 1997 is denoted as "97" and not "1997"). Computer programs written using only two digits may recognize the year 2000 as the year 1900. This could result in a system failure or miscalculations causing disruption of operations.

     The Company and its operating affiliates, Globalstar and SatMex, have implemented a Year 2000 program (the "Year 2000 Program") for their internal products, system and equipment, as well as for key vendor and customer supplied products, system and equipment. As part of the Year 2000 Program, the Company and its operating affiliates are assessing the Year 2000 capabilities of, among other things, their satellites, ground equipment, research and development activities, manufacturing processes and facility management systems. The Year 2000 Program consists of the following phases: Inventory of Year 2000 items, Assessment (including prioritization), Remediation (including modification, upgrading and replacement), Testing and Auditing. This five-step program is divided into six major sections covering both information and non-information technology systems: 1) business systems, 2) technical systems, 3) products and services, 4) imbedded hardware/firmware, 5) vendor supplied products and 6) customer provided products. To date, the Company and its operating affiliates have completed approximately 90% of the inventory phase and approximately 20% of their assessment phase. The Company expects to complete the first four phases, through the testing phase, of the Year 2000 Program during the second quarter of 1999, which is prior to any anticipated material impact on the operations of the Company and its operating affiliates. The fifth phase, the audit phase, is expected to commence in January of 1999 and continue through the third quarter of 1999 to accommodate re-audits if deemed necessary.

     Both internal and external resources are being utilized to execute the Company's plan. The program to address Year 2000 has been underway since July 1997. The incremental costs incurred to date for this effort by the Company and its operating affiliates were approximately $600,000. Based on the efforts of the Company and its operating affiliates to date, the Company anticipates additional incremental expenses of approximately $6.5 million will be incurred to substantially complete the effort.

     Based upon the accomplishments to date, no contingency plans are expected to be needed. As risks are identified, contingency plans will be developed and implemented as necessary. However, because of the progress achieved to date and the Company's expectations that its Year 2000 program will be substantially complete in the second quarter of calendar 1999, the Company believes adequate time will be available to insure alternatives can be developed, assessed and implemented prior to a Year 2000 issue having a material negative impact on the operations of the Company. However, there can be no assurance that such modifications and conversions, if required, will be completed on a timely basis.

     The cost of the program and the dates on which the Company believes it will substantially complete Year 2000 modifications are based on management's best estimates. Such estimates were derived using software surveys and programs to evaluate calendar date exposures and numerous assumptions of future events, including the continued availability of certain resources, third-party year 2000 readiness and other factors. Because none of these estimates can be guaranteed, actual results could differ materially and adversely from those anticipated. Specific factors that might cause an adjustment of costs are: number of personnel trained in this area, the ability to locate and correct all relevant computer codes, the ability to validate supplier certification and similar uncertainties.

     The Company's failure to remediate a material Year 2000 problem could result in an interruption or failure of certain basic business operations. These failures could materially and adversely effect the Company's results of operations, liquidity and financial condition. The Company and its operating affiliates are also assessing the Year 2000 readiness of their key third-party suppliers. Information requests have been distributed to such suppliers and replies are being evaluated. If the risk is deemed material, on-site visits to suppliers will be conducted to verify the adequacy of the information received. However, due to the general uncertainty of the Year 2000 problem, including uncertainty with regard to third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have an adverse material impact on the Company's results of operations, liquidity or financial condition. The Company's Year 2000 Program is expected to have considerably reduced the Company's level of exposure in regard to third-party supplier Year 2000 problems.

  Accounting Pronouncements

     Effective January 1, 1998, Loral adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments to be included in other comprehensive income. During the nine months ended September 30, 1998 and 1997, comprehensive loss was substantially consistent with net loss applicable to common share holders.

     In September 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), and in February 1998, issued Statement No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 131 establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. SFAS 132 expands and standardizes the disclosure requirements for pensions and other postretirement benefits. The Company is required to adopt SFAS 131 and SFAS 132 in 1998, and the Company's consolidated financial statements will reflect the appropriate disclosures.

     In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. The Company has not yet determined the impact that the adoption of FAS 133 will have on its earnings or statement of financial position. The Company is required to adopt SFAS 133 on January 1, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this report:

        Exhibit 12 -- Computation of Ratio of Earnings to Fixed Charges

        Exhibit 27 -- Financial Data Schedule.

     (b) Reports on Form 8-K

              DATE OF REPORT                              DESCRIPTION
              --------------                              -----------
              September 9, 1998   Item 5 -- Other Events, Globalstar Launch Failure

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LORAL SPACE & COMMUNICATIONS LTD.
                                                        Registrant

                                                    RICHARD J. TOWNSEND

                                          --------------------------------------
                                                   Richard J. Townsend
                                                Senior Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)
                                                           and
                                             Registrant's Authorized Officer

Date: November   , 1998

                                 EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
Exhibit        Computation of Ratio of Earnings to Fixed Charges
  12 --
Exhibit        Financial Data Schedule
  27 --