Form 10-K
period 1998-12-31
LORAL SPACE & COMMUNICATIONS LTD
filed 1999-03-31
CIK 1006269

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                         COMMISSION FILE NUMBER 1-14180

                       LORAL SPACE & COMMUNICATIONS LTD.
                         C/O LORAL SPACECOM CORPORATION
                                600 THIRD AVENUE
                            NEW YORK, NEW YORK 10016
                           TELEPHONE: (212) 697-1105

                     JURISDICTION OF INCORPORATION: BERMUDA

                     IRS IDENTIFICATION NUMBER: 13-3867424

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                         NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                ON WHICH REGISTERED
       -------------------               ---------------------
  COMMON STOCK, $.01 PAR VALUE          NEW YORK STOCK EXCHANGE

     The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in the registrant's 1999 definitive proxy statement.

     At March 5, 1999, 243,900,376 common shares were outstanding, and the aggregate market value of such shares (based upon the closing price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $4.3 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1999 definitive proxy statement are incorporated by reference into Part III.

     The financial statements required by Rule 3.09 of Regulation S-X of the registrant's significant investee, Globalstar, L.P., are incorporated by reference herein from the Annual Report on Form 10-K filed by Globalstar Telecommunications Limited and Globalstar, L.P.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                                  THE COMPANY

     Loral Space & Communications Ltd. (together with its subsidiaries, "Loral" or the "Company") is one of the world's leading satellite communications companies, with substantial activities in satellite manufacturing and satellite-based communications services. Loral is developing the building blocks necessary to create a seamless, global networking capability for the information age. In 1998, Loral advanced its strategy significantly by acquiring Orion Network Systems, Inc., increasing its ownership in Globalstar, L.P. ("Globalstar"), forming the Loral Global Alliance, including the formation of Europe*Star Limited ("Europe*Star"), and organizing and integrating its businesses to form four distinct operating segments. Loral has increased its satellite fleet to seven satellites in orbit (including three owned by Satelites Mexicanos, S.A. de C.V. ("SatMex"), Loral's 49% owned affiliate). Loral will expand the geographic coverage and capacity of its fixed satellite services by launching three additional satellites in 1999. Loral's four operating segments are:

          Satellite Manufacturing and Technology. Designing and manufacturing satellites and other space systems and developing satellite technology for a broad variety of customers and applications through Space Systems/Loral, Inc. ("SS/L").

          Fixed Satellite Services. Leasing transponder capacity and providing value added services to customers for a wide variety of applications, including the distribution of broadcast programming, news gathering, business television, distance learning and direct-to-home ("DTH") services. The Company's fixed satellite service ("FSS") assets, managed by Loral Skynet and marketed under the Loral Global Alliance banner, consist of seven high-power geosynchronous ("GEO") satellites - three Loral Skynet Telstar satellites and one satellite of Loral Orion, Inc. ("Orion"), as well as three SatMex satellites. The two satellites expected to be launched by the recently formed Europe*Star joint venture with Alcatel, in which Loral owns a 47% interest, also will be part of the Loral Global Alliance and form a component of the Company's FSS business segment.

          Data Services. Business in development, providing managed communications networks and Internet and intranet services through Loral Orion and delivering high-speed broadband data communications through CyberStar, L.P. ("CyberStar"), using transponder capacity on the Telstar and Loral Orion fleets. Loral is the managing general partner and owns approximately 82% of CyberStar.

          Global Mobile Telephony. Providing worldwide wireless mobile telephony and narrow-band data communications through a constellation of low-earth orbiting ("LEO") satellites (the "Globalstar(]) System") operated by Globalstar, which is expected to commence service in September 1999. Loral is the managing general partner and owns approximately 43% of Globalstar.

     Each of Loral's business segments has a well-defined mission designed to create global networks and exploit the increasing demand for immediate up-to-date information. Loral's strategy is to capitalize on its innovative capabilities, market position and advanced technologies to offer value-added satellite-based services as part of the evolving worldwide communications networks and, where appropriate, to form strategic alliances with major telecommunications service providers and equipment manufacturers to enhance and expand its satellite-based service opportunities. Loral believes that demand for satellite-based communications services will continue to grow due to accelerating demand for high speed data services, growing demand for Internet and intranet services, especially outside the United States, increased size and scope of television programming distribution, worldwide deregulation of telecommunications markets and continuing technological advancement.

     In addition, Loral is pursuing additional satellite-based service opportunities throughout the world. Loral is a partner in SkyBridge Limited Partnership ("SkyBridge"), a partnership led by Alcatel, that is building a LEO satellite system for the delivery of broadband data and multimedia services worldwide; and Loral, together with partners, will act as the Globalstar service provider in Canada, Mexico and Brazil.

     The following table presents a brief description of the orbital locations that the Company and certain of its affiliates are authorized to use. All satellite systems are subject to international frequency coordination requirements and must obtain appropriate authority to provide service in a given territory.

                            FIXED SATELLITE SERVICES

                 SATELLITE      LOCATION           FREQUENCY                    COVERAGE               IN SERVICE
              ---------------  -----------   ---------------------  ---------------------------------  ----------
Loral Skynet  Telstar 4        89(o) W.L.    C-band, Ku-band        North America                          F
              Telstar 5        97(o) W.L.    C-band, Ku-band        North America                          F
              Telstar 6        93(o) W.L.    C-band, Ku-band        North America                          F
              Telstar 7        129(o) W.L.   C-band, Ku-band        North America
              Telstar 8        77(o) W.L.    C-band, Ku-band        North America
              Telstar 9        69(o) W.L.    C-band, Ku-band        North America
Loral Orion   Orion 1          37.5(o) W.L.  Ku-band                Europe, SE Canada, U.S. East of        F
                                                                    the Rockies and parts of Mexico
              Orion 2(1)       12(o) W.L.    Ku-band                Eastern U.S., SE Canada, Europe,
                                                                    CIS, Middle East, North Africa
                                                                    and Latin America, S. Africa
              Orion 3          139(o) E.L.   C-band, Ku-band        China, Japan, Korea, India,
                                                                    Hawaii, Southeast Asia,
                                                                    Australia, New Zealand, Eastern
                                                                    Russia and Oceania
              Orion A          47(o) W.L.    Ku/Ka-band             Americas, Europe and Africa
              Orion B(1)       135(o) W.L.   Ku-band                North America, Hawaii, Puerto
                                                                    Rico, U.S. Virgin Islands
              Orion C          144(o) E.L.   C-band and Ku-band     China, Japan, Korea, India,
                                                                    Hawaii, Southeast Asia,
                                                                    Australia, New Zealand, Eastern
                                                                    Russia and Oceania
SatMex        Solidaridad 1    109.2(o) W.L. C-band, Ku-band        Mexico and portions of Latin           F
                                                                    America
              Solidaridad 2    113.0(o) W.L. C-band, Ku-band        Mexico and portions of Latin           F
                                                                    America
              SatMex 5         116.8(o) W.L. C-band, Ku-band        Americas                               F
              Morelos II(2)    120(o) W.L.   C-band, Ku-band        North America                      (inclined
                                                                                                        orbit)
Europe*Star                    45(o)E.L.     Ku-band                Europe, SE Asia, Middle East,
                                                                    South Africa and India
                               43(o) E.L.    Ku-band                Europe, SE Asia, Middle East, S.
                                                                    Africa and India
                               47.5(o)       Ku-band                Europe, SE Asia, Middle East, S.
                               E.L.                                 Africa and India

                                 DATA SERVICES

                       SATELLITE   LOCATION     FREQUENCY/TRANSPONDERS                COVERAGE                IN SERVICE
                       ---------  ----------    ----------------------    --------------------------------    ----------
CyberStar              CyberStar  115(o) W.L.   Ka-band (spot beams)               North America
                       CyberStar  93(o) W.L.    Ka-band (spot beams)         North and South America(3)
                       CyberStar  105.5(o) E.L. Ka-band (spot beams)                Asia-Pacific
Loral Orion            Orion Ka   89(o) W.L.    Ka-band                               Americas
                       Orion Ka   81(o) W.L.    Ka-band                               Americas
                       Orion Ka   78(o) E.L.    Ka-band                    Russia, India, China, Europe,
                                                                            Africa, CIS, Australia, Asia
                       Orion Ka   126.5(o) E.L. Ka-band                   Asia, Russia, Australia, Oceania

                            GLOBAL MOBILE TELEPHONY

               SATELLITE          LOCATION               FREQUENCY                 COVERAGE             IN SERVICE
             -------------  --------------------   ---------------------  --------------------------  --------------
Globalstar   Globalstar     52 satellites, LEO     1610 - 1621.35MHz,               Global
                                                   2483.5 - 2500MHz,                                  (16 satellites
                                                   feeder links in                                      launched)
                                                   C-band

---------------
(1) These satellites are conditionally licensed by the Federal Communications Commission ("FCC"), subject to an appropriate showing of Loral's financial capability to construct, launch and operate the satellites.

(2) Currently operating in inclined orbit beyond its designed life. This satellite is authorized to utilize the 120(o) W.L. orbital slot pursuant to a grant of special temporary authority by the FCC which expires on April 16, 1999. The Company anticipates that prior to that date, the FCC will extend the grant of special temporary authority for a period not to exceed 180 days. Subject to such continued regulatory approval, Morelos II can be expected to continue to generate modest revenues for approximately three years.

(3) The FCC license does not describe a particular coverage area.

     In addition to the orbital slots listed in the table above, Loral has International Telecommunication Union ("ITU") filings at 3.5(o)E.L., 8(o)E.L., 10(o)E.L., 11(o)E.L., 30(o)E.L., 81(o)E.L., 105.5(o)E.L., 135(o)E.L., 58(o)W.L.,
95(o)W.L., 115(o)W.L. and 135(o)W.L. for use of the V-band frequency. Loral Skynet also has ITU filings at 98(o)E.L., 122(o)E.L., 130(o)E.L., 167.45(o)E.L. and 175(o)W.L. for use of the C- and Ku-band frequencies. R/L DBS Company, L.L.C., a joint venture in which Loral owns a 50% interest, has 11 odd numbered DBS channels 1-21 at 61.5(o)W.L.

     Loral has applications pending at 77(o)W.L. for use of the Extended C/Ku-band frequencies and at 135(o)W.L., 115(o)W.L., 95(o)W.L. and 58(o)W.L. for use of the V-band frequency. Loral Orion has applications pending at 126(o)E.L. for use of the Ku/Extended Ku/C and Extended C-band frequencies and at 139(o)E.L., 15(o)W.L. and 67(o)W.L. for use of the Ka-band frequency. Globalstar also has applications pending for an 80 satellite LEO system using the V-band frequency and for a second generation Globalstar system comprised of 64 LEO satellites and four GEO satellites (at 80(o)W.L., 10(o)E.L., 100(o)E.L. and 170(o)E.L.) using the 2 GHz frequency.

     In March 1999, the Brazilian telecommunications authority announced that Loral Skynet do Brasil, which had submitted a bid of $18 million, had won Brazil's auction for its 63(o)W.L. orbital slot.

                     SATELLITE MANUFACTURING AND TECHNOLOGY

     SS/L is a worldwide leader in the design, manufacture and integration of satellites and space systems. SS/L draws on its 40-year history, during which satellites manufactured by SS/L have achieved more than 650 years of cumulative on-orbit experience. SS/L also provides Loral with visibility into emerging and new satellite-based technologies and applications. SS/L manufactures satellites that provide telecommunications, weather forecasting and direct broadcast services. SS/L is the leading supplier of satellites to Intelsat, an international consortium of 135 member nations which is currently the world's largest operator of commercial communications satellites. Other significant customers include News Corp./EchoStar, TCI, ChinaSat, Globalstar, Loral Skynet, Loral Orion and CD Radio.

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

     SS/L has a history of technical innovation that includes the first three-axis stabilized satellites, bipropellant propulsion systems for commercial satellites that permit significant increases in the satellites' payload and extend the satellites' on-orbit lifetime, rechargeable nickel-hydrogen batteries with a life span of 10 years or more, the use of advanced composites to significantly enhance satellite performance at lighter weights and the first communications satellite with more than ten kilowatts of power. SS/L also created the first multi-mission geostationary satellite and was one of the first U.S. companies to acquire space technology from Russia's space industry, obtaining exclusive rights outside the former Eastern bloc to an electric propulsion subsystem that is five times more efficient than bipropellant propulsion systems.

     SS/L's capabilities in satellite bus technologies are extensive. For example, it uses lightweight/high-strength composite materials for its structural components. SS/L was also the first satellite manufacturer to employ heat pipes to control heat transfer in commercial satellites, thereby providing a more benign temperature environment and increased reliability. Nickel hydrogen batteries, when combined with SS/L's patented thermal management system, are among the most efficient space batteries ever produced. A new technology currently being developed by SS/L could result in the doubling of the efficiency of the batteries within the next three years. A new telemetry and command system employing serial interfaces was introduced in 1997.

     Active research and development projects are underway for both communications and payload equipment and supporting bus elements. SS/L has commenced development of the 20.20(TM), the first commercial satellite capable of providing 20 kilowatts of power, which will significantly increase capacity and service quality.

Highlights of the payload program include the development of active microwave components, which are among the lightest and most compact in the industry, and high power state-of-the-art multiplexers and antennae that can be customized for various customer requirements. Investments in state-of-the-art computer-aided design and modeling tools have enabled SS/L to eliminate expensive and time-consuming prototyping of most equipment, further reducing production time.

     SS/L, Alcatel Space Industries and Finmeccanica S.p.A. have agreed generally to operate as a team on satellite programs worldwide. SS/L believes that this strategic alliance has enhanced its technological and manufacturing capabilities and marketing resources and affords it improved access to international government and commercial customers.

     SS/L's major contracts fall into two categories: firm fixed-price contracts and cost-plus-award-fee contracts. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract. Risk of loss due to increased cost, therefore, is borne by SS/L. The majority of SS/L's contracts are fixed-price contracts. Under such contracts, SS/L may receive progress payments, or it may receive milestone payments upon the occurrence of certain program achievements. Under a cost-plus-award-fee contract, the contractor recovers its actual allowable costs incurred and receives a fee consisting of a base amount that is fixed at the inception of the contract (the base amount may be zero) and an award amount that is based on the customer's subjective evaluation of the contractor's performance based on criteria stated in the contract.

     Many of SS/L's contracts and subcontracts may be terminated at will by the customer or the prime contractor. In the event of a termination at will, SS/L is normally entitled to recover the purchase price for delivered items, reimbursement for allowable costs for work in process and an allowance for profit or an adjustment for loss, depending on whether completion of performance would have resulted in a profit or loss. No assurance can be given that these terminations will not occur in the future.

     Total revenues for the Company's satellite manufacturing and technology segment, including intercompany and affiliate sales, were $1.4 billion for each of the years ended December 31, 1998 and 1997 and $1.0 billion for the nine months ended December 31, 1996. The segment's intercompany and affiliate sales were $889 million in 1998, $620 million in 1997 and $281 million in 1996. The Company's satellite manufacturing and technology segment had EBITDA of $107 million, $100 million and $77 million for the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996, respectively. Total assets for the segment were $1.7 billion, $1.5 billion and $1.1 billion as of December 31, 1998, 1997 and 1996, respectively.

     As of December 31, 1998 and 1997, funded backlog for the segment was $1.5 billion and $1.4 billion, respectively, including intercompany backlog of $111 million in 1998 and $188 million in 1997. Approximately 70% of the 1998 external funded backlog is expected to be realized in 1999. Sales to Globalstar represented in excess of 40% of the Company's consolidated revenues in 1998. In addition, sales to two other customers represented in excess of 10% of the Company's consolidated revenues in 1998. For the years ended December 31, 1998 and 1997 and for the nine months ended December 31, 1996, the satellite manufacturing and technology segment expended $35 million, $24 million and $16 million for research and development projects, respectively.

                            FIXED SATELLITE SERVICES

     Following its acquisition of the Skynet business from AT&T in March 1997, Loral has rapidly established itself through a series of subsequent acquisitions and joint venture transactions, as one of the world's leading providers of fixed satellite services using GEO satellites, which orbit the Earth at fixed positions approximately 22,000 miles above the Equator. GEO satellites provide reliable, high bandwidth services anywhere in their coverage areas and therefore serve as the backbone for many forms of telecommunications. In the United States and other developed countries, customers lease transponder capacity primarily for distribution of network and cable television programming, for DTH video transmission and for live video feeds from breaking news and sporting events. In the developing world, a substantial portion of such capacity is dedicated to long-distance telephone service as well as television services. GEO satellites are increasingly used throughout the world for international Internet communications, high-speed data services for businesses through very small aperture terminals ("VSAT") networks, and for distance learning and educational television.

  Loral Global Alliance

     Through the Loral Global Alliance, Loral offers its customers an integrated portfolio of satellite capacity that provides "one stop shopping" for local, regional and global GEO satellite services. The alliance members, consisting of Loral Skynet, Loral Orion, SatMex and Europe*Star, currently have seven satellites in orbit with a total of 144 C-band and 192 Ku-band 36-MHz transponder-equivalents. Loral Skynet and Loral Orion expect to launch three additional satellites in the next six months, which, together with the alliance members' existing satellites, will provide a total of 178 C-band and 309 Ku-band 36-MHz transponder-equivalents, and will have a footprint covering almost all of the world's population.

     The Loral Global Alliance provides for cross-selling arrangements among the alliance members' respective sales forces and for cooperative marketing and promotional activities. The Company believes that such arrangements will enable the members of the alliance to compete more effectively in sales of communications satellite services worldwide. In addition, the alliance offers in-orbit backup capabilities for its members in regions where members' fleets have overlapping coverage.

  Loral Skynet

     Loral Skynet's core business is providing satellite capacity to support distribution of U.S. television network programming. The ABC and Fox television networks are its major customers. All ABC and Fox stations have their antennae pointed at Loral Skynet's satellites, creating a configuration known as a "neighborhood" that is attractive to other users requiring similar distribution channels. Other Loral Skynet customers include HBO, Disney, Time Warner and third-party resellers, such as sports syndicators and distance learning providers.

     Loral Skynet currently has three high power GEO satellites in operation. Telstar 4 was placed in service in November 1995 and has 24 C-band and 24 Ku-band transponders. Telstar 4 provides coverage over the continental United States, Hawaii, Puerto Rico and the U.S. Virgin Islands. Telstar 5, with 24 C-band and 28 Ku-band transponders, was built by SS/L and was placed into service on July 1, 1997. Telstar 5 provides coverage over the continental United States, Hawaii, Puerto Rico, the Caribbean and into Canada and portions of Latin America. Telstar 4 and Telstar 5 are currently operating at or near full utilization.

     Telstar 6, built by SS/L, was launched in February 1999 and commenced commercial operations in March 1999. Telstar 6 is a broadcast video and data communications satellite with 24 C-band and 28 Ku-band transponders. It provides coverage over the continental United States, Hawaii, Puerto Rico, the Caribbean and into Canada and portions of Latin America.

     Loral Skynet plans to construct, launch and operate three additional high power C- and Ku-band satellites. Telstar 7, with 24 C-band and 24 Ku-band transponders, which is being built by SS/L is scheduled for launch in the second quarter of 1999. In addition, Loral Skynet plans to launch Telstar 8 in 2000 and Telstar 9 in 2001. The addition of Telstar 6 and these three satellites will substantially increase Loral Skynet's capacity within the United States and will further extend its coverage of Canada and portions of Latin America, subject to obtaining landing rights from regulatory authorities in those regions.

     Loral Skynet has entered into a strategic alliance with EchoStar Communications Corporation ("EchoStar") that leverages Loral Skynet's assets and EchoStar's capabilities to create two interdependent businesses that will share revenues equally: (i) Skynet Direct, a Loral Skynet-managed value-added transmission and distribution service marketed to niche market programmers, such as ethnic and international channels, business television and distance learning and (ii) Sky Vista, an EchoStar-managed 26-channel DTH service offered to subscribers in the continental United States and subscribers in Alaska, Hawaii and U.S. territories and commonwealths in the Caribbean, where EchoStar's basic DTH service is not available.

  Loral Orion

     On March 20, 1998, Loral acquired Orion Network Systems, Inc., a rapidly growing provider of satellite-based communications services. Loral Orion currently owns one GEO satellite and is constructing two additional GEO satellites that are expected to be launched in the second and third quarters of 1999. Loral Orion's leasing business currently provides satellite capacity for video distribution, satellite news gathering and other satellite services primarily to broadcasters, news organizations and telecommunications service providers. During the fourth quarter of 1998, Loral completed its integration plan for Loral Orion and transferred management of Loral Orion's satellite capacity leasing and satellite operations to Loral Skynet, effective January 1, 1999.

     Orion 1, a high power satellite with 34 Ku-band transponders, commenced operations in January 1995, and provides coverage to 34 European countries, much of the United States and parts of Canada, Mexico and North Africa. Orion 2, which will be a high power satellite with 38 Ku-band transponders, will expand Loral Orion's European coverage and extend coverage to portions of the former Soviet Union, Latin America, the Middle East and South Africa. Orion 2, which is being constructed by SS/L, is scheduled to be launched in the third quarter of 1999. Orion 3, which will be a high power satellite with 33 Ku-band transponders and 10 C-band transponders, with a footprint covering broad areas of the Asia Pacific region, including China, Japan, Korea, India, Southeast Asia, Australia, New Zealand, Eastern Russia and Hawaii, is scheduled to be launched in the second quarter of 1999. Eight Ku-band transponders on Orion 3 have been presold to Dacom Corporation.

  SatMex

     In December 1997, a joint venture in which Loral holds a 65% economic interest completed the acquisition from the Mexican government of a 75% interest in SatMex. SatMex, which owns and operates three GEO communications satellites, is currently the dominant satellite communications company providing FSS in Mexico, and intends to expand its services to become a leading provider of satellite services throughout Latin America. SatMex provides satellite transmission capacity to broadcasting customers for network and cable television programming, DTH service and on-site transmission of live news reports, sporting events and other video feeds. SatMex also provides satellite transmission capacity to telecommunications service providers for public telephone networks in Mexico and elsewhere and to corporate customers for their private business networks with data, voice and video applications. SatMex has landing rights to provide broadcasting and telecommunications transmission capacity in 14 nations in the Latin American region and the United States. SatMex's broadcasting customers include Televisa, MVS Multivision and Television Azteca, and its telecommunications services customers include Telmex, Bancomer, Pemex, Cemex and the Mexican subsidiaries of Ford and DaimlerChrysler.

     SatMex's satellites, Solidaridad 1, Solidaridad 2 and SatMex 5, are in geostationary orbit at 109.2 degrees W.L., 113.0 degrees W.L. and 116.8 degrees W.L., respectively, and have a total of 144 36-MHz transponder-equivalents operating in the C and Ku-band, with an aggregate footprint covering substantially all of the continental United States, the Caribbean as well as all of Latin America, other than certain regions in Brazil. The Company believes that this capacity is one of the largest satellite capacities dedicated primarily to the Latin American region. SatMex holds 20-year concession titles to operate in these three orbital locations, each of which will expire on October 22, 2017. The concession titles are renewable thereafter, subject to certain conditions, for an additional 20-year term without additional payment. In addition, SatMex operates two satellite control centers.

  Europe*Star

     In December 1998, Loral finalized its strategic partnership with a subsidiary of Alcatel to jointly build and operate Europe*Star, a multiple geostationary satellite system to be marketed as part of the Loral Global Alliance. Europe*Star, in which Loral owns a 47% interest, will provide broadcast and telecommunications services via two high power all Ku-band satellites, one of which is currently under construction. Europe*Star will provide satellite services to Europe, Southeast Asia, the Middle East, South Africa and India.

     Total revenues for the fixed satellite services segment, including intercompany and affiliate sales, were $254 million and $83 million for the years ended December 31, 1998 and 1997, respectively. The segment's intercompany and affiliate sales were $5 million in 1998 and $1 million in 1997. The Company's fixed satellite services segment had EBITDA of $171 million and $52 million for the years ended December 31, 1998 and 1997 respectively. Total assets for the segment were $3.4 billion and $1.8 billion as of December 31, 1998 and, 1997, respectively.

     As of December 31, 1998 and 1997, funded backlog for the segment was $746 million and $396 million, respectively, including intercompany and affiliate backlog of $140 million in 1998 and $6 million in 1997. Approximately 30% of the 1998 external funded backlog is expected to be realized in 1999.

                                 DATA SERVICES

     In order to align all of Loral's resources and activities in the developing data services area, CyberStar's broadband business and Loral Orion's Internet and corporate data networking businesses have been reorganized and in 1999 began reporting to a group vice president. This alignment allows the business units to continue to operate independently while taking advantage of the synergies they share.

     Loral Orion provides multinational corporations with managed communications networks designed to carry high-speed data, fax, video teleconferencing, voice and other specialized services. The Loral Orion network delivers high-speed data to customers in emerging markets and remote locations which would otherwise lack the necessary infrastructure to support these services. Loral Orion also offers intranet services and provides high speed Internet access and transmission services to companies outside the United States seeking to avoid "last mile" terrestrial connections and to bypass congested regional Internet network routes. Loral Orion provides its services directly to customer premises using VSATs.

     As a result of a transaction completed in December 1998, Loral Orion has access to technology licensed from The Fantastic Corporation that will enable it to provide broadband infrastructure for multicast delivery of multimedia products and services to corporations, content developers, broadcasters, Internet Service Providers ("ISPs") and other enterprises that have time sensitive and complex data requirements. Loral Orion continues to introduce new products that capitalize on the strengths its satellites bring to the global Internet access market. For example, during the fourth quarter of 1998, Loral Orion introduced its WorldCast Business Edition, which supplies high-bandwidth satellite capacity to improve businesses' access to the U.S. Internet backbone from foreign locations. Recently, Loral Orion introduced a new multicast service, called WorldCast Newsfeed, that will enable ISPs to receive news from the Internet using Loral satellites, thereby minimizing terrestrial network costs.

     Loral is the managing general partner and principal owner of CyberStar, a high-speed broadband data communications system. CyberStar leverages satellites, terrestrial networks and its sophisticated network operations center to deliver information securely and reliably at speeds of up to 27 Mbps to multiple locations simultaneously, using an Internet protocol multicasting technique. CyberStar offers a variety of low-cost, interactive multimedia communications services in the United States using leased Ku-band transponder capacity on Loral Skynet's Telstar 5 satellite, and plans in the future to expand its service worldwide. CyberStar has received licenses from the FCC for three Ka-band orbital slots. CyberStar's satellite-based services include high-speed Internet access, data broadcasting, broadband interconnection, intranet multicasting, real-time video streaming and other data services. CyberStar intends to market its services worldwide, initially to businesses and private networks and subsequently to consumers through a network of local and regional service providers.

     In the fourth quarter of 1998, Cyberstar announced the commercial availability of its broadband satellite-based business communications service. One of its first customers, National Cinema Networks, selected CyberStar to deliver in-theater media to its nationwide cinema network. CyberStar is conducting pilot programs with other enterprise customers in markets such as entertainment, finance, real estate, training, insurance and retail.

     Total revenues for the Company's data services segment were $40 million for the year ended December 31, 1998. EBITDA before development costs for the segment was a loss of $13 million in 1998. Total development and start-up costs for Cyberstar were $33 million for each of 1998 and 1997. Total assets for the segment were $153 million and $25 million as of December 31, 1998 and 1997, respectively.

     As of December 31, 1998, funded backlog for the segment was $147 million, which was all from external sources. Approximately 35% of 1998 external funded backlog is expected to be realized in 1999.

                            GLOBAL MOBILE TELEPHONY

     Globalstar has begun to launch and is preparing to operate a worldwide, LEO satellite-based digital telecommunications system. As of March 15, 1999, Globalstar has launched 16 of the 52 satellites (including four in-orbit spares) that will complete its full constellation and is scheduled to commence service in September 1999 with at least 32 satellites. Loral is the managing general partner of Globalstar, and owned approximately 43% of Globalstar as of December 31, 1998.

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

     As of December 31, 1998, each of the elements of the Globalstar
System -- space and ground segments, user terminal supply, service provider arrangements, licensing and system integration -- was on schedule to permit Globalstar to commence commercial operations in September 1999 with at least 32 satellites in orbit and to complete its 52-satellite constellation, including four in-orbit spares, by the end of 1999.

     Space Segment. On March 15, 1999, Globalstar successfully launched four satellites aboard a Soyuz launch vehicle from the Baikonur Cosmodrome in Kazakhstan, bringing the total satellites in orbit to 16. This launch followed Globalstar's successful launch on February 8, 1999 of four satellites from the Baikonur Cosmodrome following the execution of a Technology Safeguard Agreement among the governments of Russia, Kazakhstan and the United States. Globalstar had previously launched its first group of four satellites on February 14, 1998 and its second group of four satellites on April 24, 1998. The first 12 Globalstar satellites have reached their final orbital positions and are currently being used to test basic system functionality, including the system's inter-satellite hand-off capabilities, and the latest four satellites are expected to reach their final orbital positions and begin operations testing in April 1999. As of March 15, 1999, in addition to the 16 satellites in orbit, Globalstar had eight completed satellites on hand and 28 more in final integration and test. In September 1998, a malfunction of a Zenit 2 rocket resulted in the loss of 12 Globalstar satellites shortly after lift-off from the Baikonur Cosmodrome and resulted in a delay in the program schedule. The cost of the launch vehicle and the lost satellites was substantially insured. As a result of the launch failure, Globalstar implemented its contingency plan, which provides for a flexible launch strategy that enables it to select among a number of launch service suppliers in order to improve its ability to commence service as planned. Globalstar has reserved six Soyuz launches of four satellites each (two of which have already occurred as of March 15, 1999) six Delta 2 launches of four satellites each, an Ariane launch of up to six satellites and two Zenit launches, all in 1999, with options for additional launches in 2000. Production is proceeding for the remaining satellites to meet scheduled launch dates.

     Ground Segment. Globalstar's primary satellite operations control center and back-up facility, which performed well in support of the Globalstar launches, are fully-operational and are currently performing command and control functions for the in-orbit satellites. Qualcomm has completed 38 gateways, of which eight are already installed in Texas, France, Italy, Canada, Argentina, China, South Africa and South Korea. The initial gateways helped monitor the launch and orbital placement of Globalstar's first 16 satellites. Qualcomm has released an upgraded, commercial version of its gateway operating software, which is now undergoing testing and evaluation. Globalstar expects these eight gateways to be fully operational by the commencement of commercial service, and expects an additional eight gateways to be installed and operational by the end of 1999. These 16 gateways will cover 61 countries that account for approximately 58% of Globalstar's business plan.

     User Terminals. Ericsson, Qualcomm and Telital are manufacturing approximately 300,000 handheld and fixed user terminals under contracts totalling $353 million from Globalstar and its service providers. The first generation handheld Globalstar phones are expected to weigh about 12 ounces and be available in attractive designs with dimensions (excluding antenna) of approximately 6.25" x 2" x 1.75". Globalstar users will be able to access terrestrial wireless systems, where available, through dual and tri-mode portable and mobile user terminals. Qualcomm will offer a tri-mode handset that can access Globalstar, AMPS (the U.S. analog cellular standard) and digital cellular phones using code division multiple access technology. Ericsson's and Telital's Globalstar/GSM dual mode phones will feature the GSM interface familiar to wireless customers in Europe and many other areas of the world.

     Service Providers. Globalstar and its partners have been seeking alliances with service providers throughout the world and have entered into a number of agreements in specific territories. Globalstar believes that these relationships with in-country service providers will facilitate the granting of local regulatory approvals -- particularly where its service provider and the licensing authority are one and the same -- as well as provide local marketing and technical expertise. Globalstar's local service providers have already obtained some or all of the regulatory approvals they will need to provide service in 32 nations, including China, the United States, Canada, Russia, Brazil, Indonesia, Saudi Arabia and Ukraine. Due to general economic conditions in Asia, Hyundai has withdrawn as a Globalstar service provider. Globalstar has found a replacement in Finland and has identified a replacement in India, but has been prevented from signing a new service provider agreement for India by litigation brought by Hyundai's former in-country partner. The injunction prohibiting such an agreement is currently on appeal. If Globalstar cannot proceed in a timely manner to engage an adequate replacement service provider for India, Globalstar will not be able to offer service in that country, and its results of operations could be adversely affected.

     In July 1998, as a result of a transaction in which Loral purchased Globalstar partnership interests from certain other Globalstar partners, $210.0 million was placed in escrow by such Globalstar partners for the purchase of Globalstar gateways and handsets.

     Licensing. In January 1995, the FCC granted authority for the construction, launch and operation of the Globalstar System and assigned spectrum for its user links. Later that year, the 1995 World Radiocommunication Conference allocated feeder link spectrum on an international basis for mobile satellite service systems such as Globalstar, and in November 1996, the FCC authorized Globalstar's feeder links. In September 1997, Globalstar applied to the FCC for authorization to launch and operate satellite systems at 2 GHz and 40 GHz. If these applications are granted (as to which there can be no assurance), Globalstar would be in a position to expand its capacity substantially.

     System Integration. Globalstar is using its in-orbit satellites and installed gateways to perform extensive tests of system functionality to ensure reliable, high quality service, including simulations of high-traffic conditions. In tests, the Globalstar System has delivered voice quality comparable to terrestrial CDMA and landline phones. Multiple satellite coverage and soft hand-offs of calls have occurred without dropped calls, and the second generation gateway software is providing both immediate handset connectivity and a seamless interface with the public telephone networks. To date, none of the Globalstar satellites has experienced a failure or significant anomaly.

     Expenditures and Commitments. Through December 31, 1998, Globalstar incurred costs of approximately $2.7 billion for the design and construction of the space and ground segments. Costs incurred during 1998 were approximately $871 million. Qualcomm is in the process of completing its revision to cost estimates for its portion of the ground segment. Due to additional scope and cost growth and based on preliminary information, Globalstar expects the increase from Qualcomm to be less than 3% of the total project cost. The Qualcomm estimate is still subject to further review by Globalstar. As of December 31, 1998, and including the effect of the preliminary Qualcomm estimate, Globalstar's budgeted expenditures were $3.17 billion for the design, construction and deployment of the Globalstar System to commence commercial service and $340 million for budgeted financing costs. In addition to expenditures for operating costs and debt service, Globalstar anticipates further expenditures on system software for the improvement of system functionality and the addition of new features beyond those planned for the commencement of commercial service. Globalstar expects to achieve positive cash flow in the third quarter of 2000. Substantial additional financing will be required if there are delays in the commencement of commercial service and, in any event, after the commencement of commercial service and before positive cash flow is achieved. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all.

     Globalstar has agreed, subject to its partners' approval, to purchase from SS/L 12 additional spare satellites for which the cost and payment terms have not as yet been negotiated. It is anticipated that approximately $100 million will be expended for these spare satellites by commencement of commercial service. In addition, in order to accelerate the deployment of gateways around the world, Globalstar has agreed to help finance approximately $80 million of the cost of up to 32 of the initial 38 gateways. The contracts for the 38 gateways aggregate approximately $345 million. Ericsson, Qualcomm and Telital are in the process of manufacturing approximately 300,000 handheld and fixed user terminals under contracts totaling $353 million from Globalstar and its service providers. Globalstar has agreed to finance approximately $151 million of the cost of handheld and fixed user terminals. Globalstar expects to recoup such costs upon the acceptance by the service providers of the gateways and user terminals.

     In January 1999, GTL, a general partner of Globalstar, completed a private offering of $350 million of convertible preferred stock (of which Loral purchased $150 million face amount to maintain its ownership percentage). GTL in turn used the net proceeds from its offering to purchase convertible preferred partnership interests of Globalstar. Globalstar in turn will use the proceeds for the construction and deployment of its system.

     As of January 31, 1999, Globalstar has raised or received commitments for approximately $3.3 billion. Globalstar intends to raise the remaining funds required, of approximately $600 million, prior to the initiation of commercial service from a combination of sources, including: high yield debt issuance (which may include an equity component), bank financing, equity issuance, financial support from the Globalstar partners, projected service provider payments and anticipated payments from the sale of gateways and Globalstar subscriber terminals.

     The Company's global mobile telephony segment had development and start-up costs of $145 million, $87 million and $45 million for the years ended December 31, 1998 and 1997 and for the nine months ended December 31, 1996, respectively. Total assets for the segment were $2.7 billion, $2.1 billion and $943 million as of December 31, 1998, 1997 and 1996, respectively.

                         PATENTS AND PROPRIETARY RIGHTS

     SS/L relies, in part, on patents, trade secrets and know-how to develop and maintain its competitive position. It holds 134 patents in the United States and 253 patents abroad and has applications for 77 patents pending in the United States and 201 patents pending abroad. SS/L patents include those relating to communications, station keeping, power control systems, antennae, filters and oscillators, phase arrays and thermal control as well as assembly and inspections technology. The SS/L patents that are currently in force expire between 1999 and 2017.

     In connection with the Globalstar System, Globalstar's design and development efforts have yielded 16 patents issued and 30 patents pending in the United States, as well as 17 patents issued and 100 patents pending internationally for various aspects of communications satellite system design and implementation of CDMA technology relating to the Globalstar System. Qualcomm has obtained 189 issued patents and 463 patents pending in the United States applicable to Qualcomm's implementation of CDMA. The issued patents cover, among other things, Globalstar's process of combining signals received from multiple satellites to improve the signal received and minimize call fading.

     In addition, CyberStar, Loral Orion and Loral SpaceCom Corporation have 16, three and two patents pending in the United States, respectively. Each of CyberStar and Loral Orion also has one patent pending abroad.

     There can be no assurance that any of the pending patent applications by the Company or Globalstar will be issued. Moreover, because the U.S. patent application process is confidential, there can be no assurance that third parties, including competitors, do not have patents pending that could result in issued patents which the Company or Globalstar would infringe. In such an event, the Company or Globalstar could be required to redesign its system or satellite, as the case may be, or pay royalties to obtain a license, which could increase cost or delay implementation of the system or construction of the satellite, as the case may be.

                               FOREIGN OPERATIONS

     Sales to foreign customers, primarily in Europe and Asia, represented 16% and 30% of the Company's consolidated revenues for the years ended December 31, 1998 and 1997, respectively. As of December 31, 1998, 1997 and 1996, the Company had substantially all of its long-lived assets located in the United States with the exception of the in-orbit satellites. See "Certain Factors that May Affect Future Results -- There are risks in conducting business internationally" for a discussion of the risks related to operating internationally.

                                   EMPLOYEES

     As of December 31, 1998, the Company had approximately 3,900 full-time employees (including approximately 465 employees of Globalstar and SatMex), some of whom are subject to collective bargaining agreements.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

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

LAUNCH FAILURES HAVE DELAYED SOME OF OUR OPERATIONS IN THE PAST, AND MAY DO SO AGAIN IN THE FUTURE.

     Satellite launches are risky. About 15% of launch attempts end in failure. We ordinarily insure against launch failures, but at considerable cost. The cost and the availability of insurance vary depending on market conditions and the launch vehicle used. Our insurance typically does not cover business interruption, and so both launch failures and in-orbit satellite failures result in uninsured losses. Replacement of a lost satellite typically requires up to 18 months from the time a contract is executed until the launch date of the replacement satellite.

     Loral Orion. Orion 3 is currently scheduled to be launched on the second flight of a Delta 3 rocket in April 1999. A Delta 3 rocket failed in August 1998 on its maiden flight. Although the manufacturer has assured us that the cause of that failure has been identified and corrected, we can't be certain that the second flight will succeed.

     Loral Skynet. Loral Skynet's Telstar 7 is currently scheduled to be launched on the maiden flight of an Atlas IIIA. We can't be certain that the maiden flight will succeed.

     Globalstar. As of March 15, 1999, Globalstar needs to launch 16 more satellites aboard four launch vehicles before commercial operations can begin. Although Globalstar has contracted for the necessary launch vehicles and developed contingency plans, launch failures could delay Globalstar's start of commercial operations. In September 1998, a malfunction of a Zenit 2 rocket resulted in the loss of 12 Globalstar satellites shortly after lift-off from Kazakhstan and resulted in a delay in Globalstar's program schedule.

GOVERNMENT POLICIES AND REGULATIONS MAY LIMIT OR DELAY LAUNCHES AND/OR INCREASE LAUNCH-RELATED COSTS.

     We depend on third parties, in the United States and abroad, to launch our satellites. Foreign launches have been politically sensitive because of the relationship between launch technology and missile technology. U.S. government policy has limited, and is likely in the future to limit, launches from the former Soviet Union and China. For example, the most recent Globalstar launch from Kazakhstan was delayed when the U.S. government stopped granting case-by-case approval of launches from that location pending an intergovernmental agreement covering technology security matters. Changes in governmental policies, political leadership or legislation in the United States, Russia, Kazakhstan or China could adversely affect our ability to launch from these countries or materially increase the costs of doing so.

AFTER LAUNCH, OUR SATELLITES REMAIN VULNERABLE TO IN-ORBIT FAILURE.

     Random failure of satellite components may result in damage to or loss of a satellite before the end of its expected life. Satellites are carefully built and tested and have certain redundant systems in case of failure. However, in-orbit failure may result from various causes including:

     - component failure;

     - loss of power or fuel;

     - inability to control positioning of the satellite;

     - solar and other astronomical events; and

     - space debris.

Repair of satellites in space is not feasible. Many factors affect the useful lives of our satellites. These factors include:

     - the quality of construction;

     - gradual degradation of solar panels; and

     - the durability of components.

     Although some failures may be covered in part by insurance, they may result in uninsured losses as well. For example, when Skynet experienced the total loss of two satellites in 1994 and 1997 while under AT&T's ownership, it suffered a substantial drop in its profits.

     Our geosynchronous satellites generally have an expected life of between 15 to 20 years. Some of the satellites we currently have in-orbit have experienced operational problems:

     - In November 1995, a component on Orion 1 malfunctioned, resulting in a two-hour service interruption. Full service was restored using a back-up component. If the back-up component fails, Orion 1 would lose a significant amount of usable capacity.

     - SatMex's Solidaridad 1 satellite has experienced problems and mechanical difficulties that could shorten its operational life.

GLOBALSTAR SATELLITES HAVE A SHORTER DESIGN LIFE AND GLOBALSTAR MAY NOT BE ABLE TO REPLACE ITS SATELLITES AT THE END OF THEIR USEFUL LIVES.

     Globalstar's satellites have a minimum life-span of seven and a half years. Globalstar plans to use funds from operations and, possibly, proceeds from additional financings, to deploy a second generation of satellites to replace its first generation satellite constellation. However, enough money might not be available when needed, leaving Globalstar without a second-generation constellation.

SPACE SYSTEMS/LORAL MAY FORFEIT PAYMENTS FROM CUSTOMERS DUE TO SATELLITE FAILURES OR LOSSES AFTER LAUNCH, AND THESE LOSSES MAY BE UNINSURED.

     Some of SS/L's satellite manufacturing contracts provide that some of the total price is payable as "incentive" payments earned throughout the life of the satellite. While insurance against loss of these payments has been available in the past, the cost and availability of such insurance are subject to wide fluctuations. In addition, SS/L is sometimes prohibited from insuring orbital incentive payments. Some of SS/L's contracts call for in-orbit delivery, transferring the launch risk to SS/L. SS/L generally insures against that exposure.

     SS/L records as revenue the present value of incentive payments as the costs associated with these incentive payments are incurred. SS/L generally receives the present value of these incentive payments if there is a launch failure or a failure is caused by customer error. However, SS/L forfeits these payments if the loss is caused by satellite failure or as a result of its own error. For example, in 1998, a satellite built by SS/L experienced problems with two of its antennae. SS/L currently estimates that this degradation could result in the loss of about 25% of the incentive payments under that contract. Further warranty claims by the customer may also be possible.

WE ARE A HOLDING COMPANY WITH SUBSTANTIAL DEBT AND COMMITMENTS AT OUR OPERATING LEVELS.

     We and our subsidiaries and operating affiliates have a significant amount of outstanding debt and commitments, including:

     - As of December 31, 1998, our outstanding consolidated debt, including the current portion, was $1.6 billion, all of which represents obligations of our subsidiaries to their creditors. In addition, we issued $350 million of senior notes in January 1999.

     - As of December 31, 1998, our unconsolidated affiliates, SatMex and Globalstar, had outstanding debt, including the current portion, of $2.0 billion, and Globalstar had vendor financing of $371 million.

     - We have a $115 million secured standby bank credit facility, which was undrawn as of December 31, 1998, supporting a guarantee of a $115 million term loan.

     - SS/L has guaranteed $11.7 million under Globalstar's $250 million credit facility. In addition, we have a contingent liability of up to $56 million to Lockheed Martin Corporation pursuant to its guarantee of the Globalstar credit facility.

     - We have agreed to maintain certain assets in a trust to collateralize a $129.9 million obligation of Servicios Corporativos Satelitales, S.A. de C.V., in which we have a 65% interest. This obligation has a seven year term and bears interest at 6.03%

     The ability of our subsidiaries and affiliates to pay dividends to us or otherwise support our obligations is limited by the terms of their debt instruments. We intend to use our available cash to help pay for the growth and operation of our businesses. If any of our subsidiaries or affiliates finds itself faced with an imminent payment default, we might be faced with a choice between making additional equity investments in a troubled company or accepting the loss of some or all of our equity investment.

IF OUR BUSINESS PLAN DOES NOT SUCCEED, OUR OPERATIONS MIGHT NOT GENERATE ENOUGH CASH TO PAY OUR OBLIGATIONS.

     For the year ended December 31, 1998, we had a deficiency of earnings to cover fixed charges of $140 million, before taking into account the $350 million of notes we issued in January 1999. Our core businesses are capital intensive and need substantial investment before returns on investment can be realized. We are subject to substantial financial risks from possible delays or reductions in revenue, unforeseen capital needs or unforseen expenses. Our ability to meet our obligations and execute our business plan could depend upon our ability and that of our operating subsidiaries and affiliates, to raise cash in the capital markets. We can't be certain that this source of cash would be available in the future on favorable terms, if at all.

     Our ability to satisfy our obligations will depend upon our future financial performance which is subject to:

     - the successful execution of our business plans and those of our affiliates;

     - general economic conditions; and

     - financial, business, regulatory and other factors, including international conditions.

     These factors are to some extent beyond our control.

WE CURRENTLY DEPEND HEAVILY ON SS/L FOR A LARGE PORTION OF REVENUE AND OPERATING INCOME.

     Currently, SS/L generates a significant part of our revenue and operating income. SS/L, in turn, has historically derived a large part of its revenues from a few customers. As a result, its revenues and operating results would be hurt if completed or canceled contracts are not promptly replaced with new orders.

     SS/L's accounting for long-term contracts sometimes requires adjustments to profit and loss based on revised estimates during the performance of the contract. These adjustments may have a material effect on our results of operations in the period they are made. The estimates giving rise to these risks, which are inherent in long-term, fixed-price contracts, include the forecasting of costs and schedules, contract revenues related to contract performance, including revenues from orbital incentives, and the potential for component obsolescence due to procurements long ahead of assembly.

GLOBALSTAR IS A DEVELOPMENT STAGE COMPANY THAT HAS NOT BEGUN COMMERCIAL OPERATIONS.

     Until the Globalstar System is fully deployed and tested, we can't be certain that it will perform as designed. Even if the system operates as it should, we can't be certain that the market will develop as we anticipate. The Globalstar system is still being deployed, and cannot begin commercial operations until:

     - at least 32 satellites are working in orbit;

     - the necessary ground equipment and user terminals are in place; and

     - the service provider is fully licensed in each country to be served.

     The cost of building the Globalstar System has been revised upward from its original estimates, and further increases are possible.

     Barring unexpected adverse developments, Globalstar will need approximately $600 million more capital before it can begin commercial service in September 1999 as planned. As of December 31, 1998, and including the effect of a preliminary revision to Qualcomm's cost estimate, Globalstar's budgeted expenditures were $3.17 billion for the design, construction and deployment of the Globalstar System to commence commercial service and $340 million for budgeted financing costs. More money will be needed if Globalstar experiences delays in beginning commercial service, and in any event, after the commencement of commercial service and before positive cash flow is achieved. Although Globalstar believes it will be able to obtain the money it needs, we cannot be certain that it will be available on favorable terms or on a timely basis, if at all.

     Globalstar depends on independent service providers to supply the ground equipment and user terminals and market Globalstar service in each country where they plan to operate. We don't know whether these service providers will be successful. We expect that Globalstar service providers will operate in more than 100 countries, many of which have developing economies. Globalstar's strategy of focusing on areas which lack basic telephone service exposes it to the risk that customers in these economies will not be able to afford the service.

THERE ARE RISKS IN CONDUCTING BUSINESS INTERNATIONALLY.

     Some of our business is conducted outside the United States, which imposes more risks. We could be harmed financially and operationally by changes in foreign regulations and telecommunications standards, tariffs or taxes and other trade barriers. Customers in developing countries could have difficulty in obtaining the U.S. dollars they owe us, including as a result of exchange controls. Additionally, exchange rate fluctuations may adversely affect the ability of our customers to pay us in U.S. dollars. Moreover, if we ever need to pursue legal remedies against our foreign business partners or customers, we may have to sue them abroad, where it could be hard for us to enforce our rights.

WE ARE SUBJECT TO EXPORT CONTROLS, WHICH MAY RESULT IN DELAYS, UNFORSEEN ADDITIONAL COSTS AND UNCERTAINTIES TO SELL IN CERTAIN MARKETS.

     Like other exporters of space-related products and services, SS/L needs licenses from the U.S. government whenever it sells a satellite to a foreign customer or launches a satellite abroad. Satellite export licensing has lately been politically controversial, resulting in delays of some approvals, and creating uncertainties about the continuing ability of U.S. satellite manufacturers to sell in certain markets.

     On December 23, 1998, the Office of Defense Trade Controls of the U.S. Department of State temporarily suspended the previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. According to the agency, the purpose of the temporary suspension is to permit it to review the agreement for conformity with newly-enacted legislation (Section 74 of the Arms Export Control Act) as to the export of missile equipment or technology. This suspension has delayed SS/L's performance of its contractual obligations. If our customer terminates the ChinaSat-8 contract because of this delay, SS/L will have to refund advances it has received from ChinaSat. These advances totaled $124 million as of December 31, 1998. In addition, SS/L may incur penalties of up to $12 million upon such termination. SS/L believes that it would cost about $38 million to refurbish and retrofit the satellite so that it could be sold to another customer. We cannot guarantee that SS/L would find a replacement customer.

     The U.S. government recently announced that it will not grant an export license to Hughes Space & Communications, Inc. for a telecommunications satellite it is building for Asia Pacific Mobile Telecommunications. We do not know what this denial may mean for future applications of export licenses to Chinese customers or the resolution of the ChinaSat-8 suspension. If the U.S. government continues to deny export licenses for satellites sold to the Chinese or other markets, SS/L's business could be hurt.

SS/L IS THE TARGET OF A GRAND JURY INVESTIGATION; CONGRESS HAS HELD RELATED HEARINGS.

     SS/L could be accused of criminal violations of the export control laws arising out of the participation of its employees in a committee formed to review the findings of the Chinese regarding the 1996 crash of a Long March rocket in China. Whether or not SS/L is indicted or convicted, SS/L will remain subject to the State Department's general statutory authority to prohibit exports of satellites and related services if it finds that SS/L has violated the Arms Export Control Act. Further, the State Department can suspend export privileges whenever it determines that grounds for debarment exist and that suspension "is reasonably necessary to protect world peace or the security or foreign policy of the United States." If SS/L were to be indicted and convicted of a criminal violation of the Arms Export Control Act, it:

     - would be subject to a fine of $1 million per violation;

     - could be debarred from certain export privileges; and

     - could be debarred from participation in government contracts.

Since many of SS/L's satellites are built for foreign customers and/or launched on foreign rockets, a debarment would have a material adverse effect on SS/L's business, which in turn would affect us.

     A committee of the U.S. House of Representatives, chaired by Representative Cox, is investigating U.S. satellite export policy toward China. The committee recently issued a report which has been declassified in part. The other portions of the report, which could be issued shortly, could contain negative comments about SS/L's compliance with the export control laws.

     Further, we can't assure you that future licenses for satellites will be granted in the same manner and time frame, if at all, as in the past after the State Department takes over the licensing from the Commerce Department in March 1999.

WE SHARE CONTROL OF OUR AFFILIATES WITH THIRD PARTIES.

     Third parties have significant ownership, voting and other rights in many of our subsidiaries and affiliates. As a result, we do not always have full control over management of these entities and the rights of these third parties and fiduciary duties under applicable law could result in these entities taking actions not in our best interests or in refraining to take actions that we deem advisable. To the extent that these entities are or become customers of SS/L, these conflicts could become acute. For example:

     - Although we are the managing general partner and largest equity owner of Globalstar, our control is limited by the supermajority rights of Globalstar's limited partners.

     - Primary operational control of SatMex is vested in Mexican nationals, as required by Mexican law, subject to certain supermajority rights which we retain.

     - The Europe*Star joint venture, initiated by Alcatel, is under its control, subject to our supermajority rights.

     - Future joint ventures between Alcatel and us within the Loral Global Alliance will be controlled by the initiating party, subject to supermajority rights in favor of the non-initiating party.

     - Alcatel is an investor in CyberStar, and has supermajority rights in it.

THERE ARE POTENTIAL CONFLICTING COMMERCIAL INTERESTS AMONG OUR SUBSIDIARIES AND AFFILIATES.

     Loral Skynet, SatMex, Loral Orion and Europe*Star have adopted a marketing policy that provides for collaboration and cross-selling of capacity among the Loral Global Alliance members. If, however, the members of the Loral Global Alliance do not collaborate but rather compete in areas of overlapping capacity, conflicting commercial interests among our subsidiaries and affiliates may arise. Both Loral Skynet and Loral Orion own or are building satellites whose coverage areas overlap with those of SatMex and Europe*Star. If Loral Skynet and Loral Orion do not collaborate with SatMex and Europe*Star, or vice versa, under the Loral Global Alliance, Loral Skynet and Loral Orion might compete directly with Europe*Star and SatMex for customers.

     Partners and affiliates of Globalstar, including companies affiliated with us, will be among Globalstar's service providers and may, therefore, have conflicts with Globalstar and/or us over service provider agreements.

OUR BUSINESS IS REGULATED, CAUSING UNCERTAINTY AND ADDITIONAL COSTS.

     Our business is regulated by authorities in more than 100 jurisdictions, including the Federal Communications Commission, the International Telecommunications Union and the European Union. As a result, some of the activities which are important to our strategy are beyond our control. The following are some strategically important activities which are regulated by various government authorities:

     - the expansion of Loral Skynet's operations beyond the domestic U.S.
       market;

     - the proposed launch and operation of Orion 2 and Orion 3;

     - the international service offered by Loral Orion;

     - the manufacture and export of satellites;

     - the launch of Globalstar satellites; and

     - the expansion of SatMex's Latin American business.

     Regulatory authorities in the various jurisdictions in which we operate can modify, withdraw or impose charges or conditions upon the licenses which we need, and so increase our cost of doing business. The regulatory process also requires that we negotiate with third parties operating or intending to operate satellites at or near orbital locations where we place our satellites so that the frequencies of the satellites do not interfere. Because we cannot guarantee the results of negotiations with third parties, "frequency coordination" is an additional source of uncertainty. We cannot guarantee successful frequency coordination for our satellites. In particular, we have learned that Eutelsat, which may claim a priority filing with the International Telecommunications Union, has recently placed a satellite that is beyond its useful life at 12.5 degrees W.L., near the 12 degrees W.L. orbital location intended for Orion 2. If Eutelsat launches a replacement satellite into the 12.5 degrees W.L. orbital location, it would interfere with the Orion 2 satellite at 12 degrees W.L. We have entered into discussions with Eutelsat to resolve the issues relating to this orbital location; however, we cannot guarantee a successful resolution.

     Failure to successfully coordinate our satellites' frequencies or to resolve other required regulatory approvals could have a material adverse effect on our financial condition and on our results of operations.

SS/L COMPETES WITH LARGE MANUFACTURERS THAT HAVE SIGNIFICANT RESOURCES.

     In the manufacture of our satellites, we compete with very large well-capitalized companies, including several of the world's largest corporations, such as Hughes Space & Communications, Inc., a subsidiary of General Motors Corporation, and Lockheed Martin Corporation. These companies have considerable financial resources which they may use to gain advantages in marketing and in technological innovation. SS/L's success will depend on its ability to innovate on a cost-effective and timely basis.

WE COMPETE WITH A NUMBER OF SERVICE PROVIDERS FOR MARKET SHARE AND CUSTOMERS; TECHNOLOGICAL DEVELOPMENTS FROM COMPETITORS OR OTHERS MAY REDUCE DEMAND FOR SATELLITE-BASED SERVICES.

     When Globalstar enters the satellite-based mobile phone business, it will face intense competition for customers from various companies, and in particular, Iridium LLC, ICO Global and providers of land-based mobile phone services. We cannot assure you that Globalstar will attract enough subscribers either to compete effectively or to implement its current business plan.

     We face competition in the provision of fixed satellite services from companies such as PanAmSat Corporation, GE Americom, SES Astra and quasi-governmental organizations such as Intelsat. Because this market is mature, competition may cause downward price pressures, which may adversely affect our profits.

     We, through Loral Orion and our affiliate CyberStar, also face competition in the provision of high-speed data communications, such as Internet applications, from providers of land-based data communications services, such as cable operators and traditional telephone service providers. In addition, Loral Orion and CyberStar may face competition in the future from Teledesic Corporation's proposed system and Hughes' Spaceway system. We cannot assure you that Loral Orion or CyberStar will attract enough customers either to compete effectively or to implement their business plans.

     As land-based telecommunications services expand, demand for some satellite-based services may be reduced. New technology could render satellite-based services less competitive by satisfying consumer demand in other ways or through the use of incompatible standards.

     We also compete for local regulatory approval in places in which both we and a competitor may want to operate. We also compete for scarce frequency assignments and fixed orbital positions.

THE YEAR 2000 PROBLEM.

     Many computer systems and software programs may not function properly in the year 2000 and beyond because of a once common programming standard which used two digits instead of four digits to signify a year. These computer systems and software programs read the year 1999 as "99" and not "1999". Because of this, the year 2000 may appear as the year 1900, which could result in system failures or disruptions. This problem is often referred to as the "Year 2000" issue.

     If we are unable to fix a material Year 2000 problem, we could experience an interruption or failure of our business operations. Likewise, if our suppliers are unable to fix a material Year 2000 problem, a resulting interruption or failure of their business could hurt us.

WE RELY ON KEY PERSONNEL.

     We need highly qualified personnel. Except for Mr. Bernard L. Schwartz, our Chairman and Chief Executive Officer, none of our officers has an employment contract nor do we maintain "key man" life insurance. The departure of any of our key executives could have an adverse effect on our business.

THERE ARE RISKS REGARDING FORWARD-LOOKING STATEMENTS.

     Some statements or information contained in this document are not historical facts but are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). They can be identified by the use of forward-looking words such as "believes", "expects", "plans", "may", "will", "should", or "anticipates" or their negatives or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Some of the factors which may cause future results and performance to differ from what we may imply here are:

     - the space environment, where our satellites operate, is a harsh environment;

     - governments may change regulations or institute new rules, which could have an impact on our operations;

     - we need to be able to have access to scarce rockets to launch our satellites;

     - Globalstar is a development-stage company that may continue to lose money, have negative cash flow, require additional money and suffer delays in meeting its targets;

     - we depend on SS/L for operating income;

     - there is severe competition in our business; and

     - our subsidiaries and affiliates owe significant amounts of money.

     We warn you that forward-looking statements are only predictions. Actual events or results may differ materially as a result of risks that we face, including those presented above. These are representative of factors that could affect the outcome of the forward-looking statements.

ITEM 2.  PROPERTIES

     The Company leases approximately 47,000 square feet for its corporate offices in New York. The Company's subsidiaries also maintain office space, manufacturing and telemetry, tracking and control facilities primarily in the United States. Management believes that the facilities are sufficient for its current operations.

  Satellite Manufacturing and Technology

     SS/L's research, production and testing facilities are carried on in SS/L-owned facilities covering approximately 562,000 square feet on 84 acres in Palo Alto, California. In addition, SS/L leases approximately 780,000 square feet of space from various third parties.

  Fixed Satellite Services

     Loral Skynet owns two telemetry, tracking and control stations covering approximately 39,000 square feet on 220 acres in Hawley, Pennsylvania and Three Peaks, California and leases approximately 51,000 square feet of office space.

  Data Services

     Loral Orion owns seven acres of land in Mt. Jackson, Virginia and leases approximately 78,000 square feet for office space and its operations center.

     CyberStar leases approximately 44,000 square feet for office space and its network operations center.

ITEM 3.  LEGAL PROCEEDINGS

     Export Control Matters. Various agencies and departments of the U.S. government regulate Loral's ability to pursue business outside the United States. Exports of space-related products, services and technical information require U.S. government licenses. There can be no assurance that Loral or SS/L will be able to obtain necessary licenses or approvals, and the inability to do so, or the failure to comply with the terms thereof when granted, could have a material adverse effect on their respective businesses.

     On February 15, 1996, a Chinese Long March rocket carrying an Intelsat satellite built by SS/L crashed seconds after launch. Thereafter, at the request of insurance companies concerned about underwriting future Long March launches, the manufacturer of the Long March, China Great Wall Industries Corporation ("CGWIC"), asked SS/L employees and personnel from other interested companies to serve on a committee formed to consider whether studies of the crash made by the Chinese had correctly identified the cause of the failure. In meetings with CGWIC, the committee reviewed CGWIC's launch failure analysis, which consisted of a preliminary explanation for the crash (a failed solder joint) and CGWIC's plan for further studies it planned to make.

     In May 1996, an SS/L employee transmitted a copy of the committee's preliminary report to the members of the committee and, contrary to the intentions of SS/L's management, to CGWIC before consulting with the U.S. State Department. Upon becoming apprised of the facts, SS/L immediately informed the State Department, and thereafter submitted a detailed voluntary written disclosure to the State Department that included copies of the written materials provided to CGWIC and descriptions of the committee's meetings with the Chinese and of the events surrounding disclosure of the preliminary report. For the next 18 months, the Company had no notice of any adverse action being taken or contemplated in connection with the matter.

     SS/L is a target of a grand jury investigation being conducted by the U.S. Attorney for the District of Columbia as to whether an unlawful transfer of technology occurred in connection with the committee's work. The Company and several of its employees have received subpoenas from that grand jury. SS/L is not in a position to predict the outcome of this investigation. If SS/L were to be indicted and convicted of a criminal violation of the Arms Export Control Act, it would be subject to a fine of $1 million for each violation, and could be debarred from certain export privileges and, possibly, from participation in government contracts. Since many of SS/L's satellites are built for foreign customers and/or launched on foreign rockets, such a debarment would have a material adverse effect on SS/L's business, which would in turn affect the Company. Indictment for such violations would subject SS/L to discretionary debarment from further export licenses. Whether or not SS/L is indicted or convicted, SS/L will remain subject to the State Department's general statutory authority to prohibit exports of satellites and related services if it finds a violation of the Arms Export Control Act that puts SS/L's reliability in question, and it can suspend export privileges whenever it determines that grounds for debarment exist and that such suspension "is reasonably necessary to protect world peace or the security or foreign policy of the United States."

     As far as SS/L can determine, no sensitive information or technology was conveyed to the Chinese, and no secret or classified information was discussed with or reported to them. SS/L believes that its employees acted openly and in good faith and that none engaged in intentional misconduct. Accordingly, the Company does not believe that SS/L has committed a criminal violation of the export control laws. The Company does not expect the grand jury investigation or its outcome to result in a material adverse effect upon its business. However, there can be no assurance as to those conclusions.

     In May 1997, SS/L applied for an export license for the launch of another SS/L satellite in China, which was granted following the required Presidential waiver in February 1998. The Company believes that the authorizations were properly granted, and does not believe that it or any of its officers acted improperly in obtaining them. The policy of the Bush administration, which has been continued under President Clinton, has been to grant such waivers routinely as being in the national interest; indeed, the Company is unaware of any requested waiver for a Chinese satellite launch ever having been denied. According to press reports, President Bush signed three waivers covering nine Long March launches, and President Clinton has signed eight waivers covering 11 Long March launches. This policy has, until recently, also enjoyed bipartisan Congressional support. On December 23, 1998, the Office of Defense Trade Controls ("ODTC") of the U.S. Department of State temporarily suspended the previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 program. According to ODTC, the purpose of the temporary suspension is to permit that agency to review the agreement for conformity with newly-enacted legislation (Section 74 of the Arms Export Control Act) with respect to the export of missile equipment or technology. SS/L has complied with ODTC's instructions, and believes that a review of the agreement will conclude that its terms comply with the new law. The ODTC, however, has not completed its review, and the scheduled launch date for ChinaSat-8 is being delayed. If such a delay were to continue for an extended period, or if the suspension was not lifted, SS/L's customer could decide to terminate the contract. If such a termination were to occur, SS/L would have to refund advances received from ChinaSat ($124 million as of December 31, 1998) and may incur penalties of up to $12 million and believes it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer. There can be no assurance that SS/L will be able to find such a replacement customer.

     Several Congressional committees have held hearings on U.S. satellite export policy toward China, alleged influence of campaign contributions (including contributions made by Loral's Chairman and CEO) on the Clinton Administration's export policy toward China, and related matters. One of the House committees investigating these matters, chaired by Representative Cox, recently issued a classified report that is said to be critical of past government and industry technology transfer practices and policies. This report is also said to contain 38 proposals for legislative and executive action to address perceived concerns. It is possible that adoption of some or all of such proposals could have an adverse effect upon the ability of U.S.-based satellite manufacturers such as SS/L, and possibly other U.S. exporters, to market their products abroad in competition with foreign-based manufacturers, and might adversely affect their ability to perform existing contracts. In addition, the portions of the report that have not yet been declassified could contain negative comments about SS/L's compliance with the export control laws.

     CCD Lawsuits. On September 12, 1991, Loral Fairchild Corp. ("Loral Fairchild"), a subsidiary of Loral Corporation ("Old Loral"), filed suit (the "CCD Lawsuit") against a number of companies including Sony Corporation ("Sony"), Matsushita Electronics Corporation ("Matsushita") and NEC Corp. ("NEC") claiming that such companies had infringed Loral Fairchild's patents for a "charged coupled device" ("CCD"), commonly used as an optical sensor in video cameras and fax machines. Although the CCD patents have expired, Loral Fairchild is seeking reasonable royalties through the expiration date from a number of defendants. On February 22, 1996, a jury in the United States District Court for the Eastern District of New York found unanimously that Sony had infringed the CCD patents. The trial judge, however, in an order dated July 12, 1996, reversed the jury verdict. Loral Fairchild has appealed the court's decision. Loral Fairchild's claims against other defendants remain pending, but if the court's decision is affirmed on appeal, a substantial portion, but not all, of the damage claims against the other defendants would be adversely affected. Matsushita has been granted a declaratory judgment that it has a valid and enforceable license under the CCD patents. In addition, a trial on Matsushita's claim against Loral Fairchild for tortious interference was conducted during July 1996, and a verdict was rendered in favor of Loral Fairchild in September 1997.

     Environmental Regulation. Operations at SS/L, Loral Skynet, Loral Orion, CyberStar and Globalstar are subject to regulation by various federal, state and local agencies concerned with environmental control. The Company believes that these facilities are in substantial compliance with all existing federal, state and local environmental regulations. With regard to certain sites, environmental remediation is being performed by prior owners who retained liability for such remediation arising from occurrences during their period of ownership. To date, these prior owners have been fulfilling such obligations and the size and current financial condition of the prior owners make it probable that they will be able to complete their remediation obligations without cost to the Company or Globalstar.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

(a) MARKET PRICE AND DIVIDEND INFORMATION

     The Company's common stock is traded on the NYSE under the symbol LOR. The following table presents, the reported high and low sales prices of the Company's common stock as reported on the NYSE:

                                                              HIGH    LOW
                                                              ----    ---
YEAR ENDED DECEMBER 31, 1998
Quarter ended March 31, 1998................................  $30 1/2 $19
Quarter ended June 30, 1998.................................   33 15/16  24 1/2
Quarter ended September 30, 1998............................   31 7/8  12 1/8
Quarter ended December 31, 1998.............................   20 1/2  10 3/4

YEAR ENDED DECEMBER 31, 1997
Quarter ended March 31, 1997................................  $19 1/2 $14 1/8
Quarter ended June 30, 1997.................................   17 1/2  13
Quarter ended September 30, 1997............................   21      14 1/16
Quarter ended December 31, 1997.............................   24 1/4  19

     The Company does not currently anticipate paying any dividends or distributions on its common stock or the Series A Convertible Preferred Stock. As required, Loral is currently paying dividends on its 6% Series C Convertible Redeemable Preferred Stock. The credit facility maintained by the Company's wholly owned subsidiary, Loral SpaceCom Corporation ("Loral SpaceCom") restricts the ability of Loral SpaceCom to transfer cash or pay dividends to its parent (see Note 7, to Loral's consolidated financial statements). Loral Orion's indentures relating to its senior notes and its senior discount notes also contain restrictions on Loral Orion's ability to make dividend payments to its parent. Loral's indenture relating to its 9 1/2% Senior Notes due 2006 issued in January 1999 also imposes limitations on Loral's ability to pay dividends to its shareholders.

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     At February 26, 1999, there were approximately 6,960 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data has been derived from, and should be read in conjunction with, the related financial statements. Historical financial information as of and for the two years ended March 31, 1996, represents the space and communications operations of Old Loral.

                       LORAL SPACE & COMMUNICATIONS LTD.
                      (In thousands except per share data)

                                           YEARS ENDED         NINE MONTHS        YEARS ENDED
                                          DECEMBER 31,            ENDED          MARCH 31,(1)
                                     -----------------------   DECEMBER 31,   -------------------
                                      1998(1)      1997(1)       1996(1)        1996       1995
                                     ----------   ----------   ------------   --------   --------
STATEMENT OF OPERATIONS DATA:

Revenues...........................  $1,301,702   $1,312,591
Management fee from affiliate......                              $  5,088     $  5,608   $  3,169
Operating income (loss)............     (33,780)      13,552      (12,201)       2,587        (33)
Equity in net loss of
  affiliates(2)....................    (120,417)     (49,037)      (4,709)      (8,628)    (8,988)
Net income (loss)..................    (138,798)      40,004        8,877      (13,785)    (7,873)
Preferred dividends and
  accretion(3).....................     (46,425)     (26,315)
Net income (loss) applicable to
  common stockholders..............    (185,223)      13,689        8,877      (13,785)    (7,873)
Earnings (loss) per share -- basic
  and diluted......................        (.68)         .06          .04         (.08)       N/A
OTHER DATA:
Ratio of earnings to fixed
  charges..........................                      1.9x         3.7x
Deficiency of earnings to cover
  fixed charges....................  $  140,438
CASH FLOW DATA:
Provided by (used in) operating
  activities.......................  $    4,417   $ (230,248)    $ (3,003)    $ (1,319)  $ (8,439)
Used in investing activities.......     473,235    1,022,772        1,962      115,031     92,055
Provided by (used in) equity
  transactions.....................     589,187      (18,097)     602,413      116,362    100,494
Provided by financing
  transactions.....................     199,856      316,912      583,292
Dividends paid per common share....                                                N/A        N/A

                                                  DECEMBER 31,                    MARCH 31,
                                      ------------------------------------   -------------------
                                       1998(1)      1997(1)      1996(1)     1996(1)    1995(1)
                                      ----------   ----------   ----------   --------   --------
BALANCE SHEET DATA:

Cash and cash equivalents...........  $  546,772   $  226,547   $1,180,752   $     12   $     --
Total assets........................   5,229,215    3,010,447    1,699,326    354,396    251,819
Convertible preferreds(3)...........                               583,292
Debt................................   1,555,775      435,398
Non-current liabilities.............     236,160      221,211       26,834
Shareholders' equity(4)/Invested
  equity............................   2,935,721    1,980,520    1,070,069    354,396    251,819

---------------
(1) On March 20, 1998, Loral acquired all of the outstanding stock of Loral Orion in exchange for common stock of Loral. The 1998 financial information includes Loral Orion commencing from April 1, 1998. In 1997, Loral increased its ownership in SS/L to 100% and, accordingly, the 1997 financial information includes the results of SS/L. In prior years SS/L was accounted for under the equity method of accounting. On March 14, 1997, Loral acquired Loral Skynet from AT&T; Loral's financial information includes the results of Loral Skynet from that date. Financial information as of and for the two years in the period ended March 31, 1996, represents the space and communications operations of Old Loral. The results of operations for the two years in the period ended March 31, 1996 include allocations and estimates of certain expenses of Loral based upon estimates of actual services performed by Old Loral on behalf of Loral. Interest expense was allocated to Loral based on Old Loral's historical weighted average interest rate applied to the average investment in affiliates.

(2) The Company's principal affiliates are Globalstar, SatMex since November 17, 1997 and Europe*Star since December 1998. Loral also has an investment in SkyBridge which is accounted for under the equity method. Loral sold its interest in K&F Industries, Inc. in 1997.

(3) Convertible preferred equivalent obligations were exchanged for 6% Series C Preferred Stock and were reclassified to shareholders' equity in 1997 upon approval by the Company's shareholders.

(4) As of December 31, 1998, the book value per share of the Series A Preferred Stock and the common stock (which the Company is required to disclose herein in accordance with applicable Bermuda law) was $7.57 and $7.56, respectively. Book value per share represents the quotient obtained by dividing shareholders' equity, reduced by the Series C Preferred Stock redemption value, by the number of outstanding shares of common stock, giving effect to the conversion of the Series A Preferred Stock, plus, in the case of such preferred stock, the $.01 liquidation preference thereof.

                           SPACE SYSTEMS/LORAL, INC.
                                 (In thousands)

                                                              NINE MONTHS          YEARS ENDED
                                                                 ENDED              MARCH 31,
                                                              DECEMBER 31,   -----------------------
                                                                  1996          1996         1995
                                                                  ----          ----         ----
STATEMENT OF OPERATIONS DATA:
Revenues....................................................   $1,017,653    $1,121,619   $  633,717
Gross profit................................................       64,157        34,406       27,785
Net income..................................................       31,025        12,367        5,554
                                                                                    MARCH 31,
                                                              DECEMBER 31,   -----------------------
                                                                  1996          1996         1995
                                                              ------------   ----------   ----------
BALANCE SHEET DATA:
Cash and cash equivalents...................................   $   19,181    $  126,863   $   52,222
Total assets................................................    1,059,064       908,677      766,475
Long-term debt..............................................      127,586        65,052       34,040
Shareholders' equity........................................      478,893       447,868      435,501

                                GLOBALSTAR, L.P.
            (In thousands, except per partnership interest amounts)

                                                                                                   YEAR ENDED DECEMBER 31, 1994
                                                                                                 --------------------------------
                                                                                                                     PRE-CAPITAL
                                    CUMULATIVE                                                                       SUBSCRIPTION
                                  MARCH 23, 1994                                                     MARCH 23         PERIOD(1)
                                   (COMMENCEMENT                                                   (COMMENCEMENT     ------------
                                 OF OPERATIONS) TO           YEARS ENDED DECEMBER 31,            OF OPERATIONS) TO   JANUARY 1 TO
                                   DECEMBER 31,      -----------------------------------------     DECEMBER 31,       MARCH 22,
                                       1998          1998(3)      1997       1996       1995           1994              1994
                                       ----          -------      ----       ----       ----     -----------------   ------------
STATEMENT OF OPERATIONS DATA:
Revenues.......................     $       --       $     --   $     --   $     --   $     --       $     --           $   --
Operating loss.................        404,033        146,684     88,071     61,025     80,226         28,027            6,872
Net loss applicable to ordinary
  partnership interests........        406,978        151,740     88,788     71,969     68,237         26,244            6,872
Net loss per weighted average
  ordinary partnership interest
  outstanding basic and
  diluted......................                          2.69       1.74       1.53       1.50           0.73
Cash distributions per ordinary
  partnership interest.........
OTHER DATA:
Deficiency of earnings to cover
  fixed charges(2).............                       330,475    184,683     81,869        N/A            N/A
CASH FLOW DATA:
Used in operating activities...        206,749         24,958     68,615     51,756     38,368         23,052
Used in investing activities...      2,014,396        684,834    619,538    379,130    280,345         50,549
Provided by partners' capital
  transactions.................        898,320         14,825    132,990    284,714    318,630        147,161
Provided by (used in) other
  financing activities.........      1,379,564        287,552    998,137     95,750     (1,875)

                                                                                  DECEMBER 31,
                                                            --------------------------------------------------------
                                                               1998         1997        1996       1995       1994
                                                            ----------   ----------   --------   --------   --------
BALANCE SHEET DATA:
Cash and cash equivalents.................................  $   56,739   $  464,154   $ 21,180   $ 71,602   $ 73,560
Total assets..............................................   2,670,025    2,149,053    942,913    505,391    151,271
Vendor financing liability................................     371,170      197,723    130,694     42,219
Debt......................................................   1,396,175    1,099,531     96,000
Redeemable preferred partnership interests................                  303,089    302,037
Ordinary partners' capital................................     602,401      380,828    315,186    386,838    112,944

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

(3) The results of operations for 1998, include a $17.3 million loss from launch failure.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations of Loral Space & Communications Ltd. and subsidiaries ("Loral" or the "Company"), Globalstar, L.P. ("Globalstar") and Satelites Mexicanos, S.A. de C.V. ("SatMex") are forward-looking statements that involve risks and uncertainties, many of which may be beyond the companies' control. The actual results that the companies achieve may differ materially from any forward-looking projections due to such risks and uncertainties.

     Loral is one of the world's leading satellite communications companies, with substantial activities in satellite manufacturing and satellite-based communications services. Loral is developing the building blocks necessary to create a seamless, global networking capability for the information age. In 1998, Loral advanced its strategy significantly by acquiring Orion Network Systems, Inc., increasing its ownership in Globalstar, forming the Loral Global Alliance, including the formation of Europe*Star Limited ("Europe*Star"), and organizing and integrating its businesses to form four distinct operating segments. Accordingly, as of February 28, 1999, Loral has increased its satellite fleet to seven satellites in orbit (including three owned by SatMex, Loral's 49% owned affiliate). Loral will expand the geographic coverage and capacity of its fixed satellite services by launching three additional satellites for the Telstar and Loral Orion fleets in 1999. Loral's four operating segments are:

          Satellite Manufacturing and Technology. Designing and manufacturing satellites and other space systems and developing satellite technology for a broad variety of customers and applications through Space Systems/Loral, Inc. ("SS/L"),

          Fixed Satellite Services. Leasing transponder capacity and providing value added services to customers for a wide variety of applications, including the distribution of broadcast programming, news gathering, business television, distance learning and direct-to-home ("DTH") services. The Company's fixed satellite service ("FSS") assets, managed by Loral Skynet and marketed under the Loral Global Alliance banner, consist of seven high-power geosynchronous ("GEO") satellites as of February 28, 1999 - three Loral Skynet Telstar satellites and one satellite of Loral Orion, Inc. ("Loral Orion"), as well as three SatMex satellites. The two satellites expected to be launched by the recently formed Europe*Star joint venture with Alcatel, in which Loral owns a 47% interest, also will be part of the Loral Global Alliance and form a component of the Company's FSS business segment,

          Data Services. Business in development, providing managed communications networks and Internet and intranet services through Loral Orion and delivering high-speed broadband data communications through CyberStar, L.P. ("CyberStar"), using transponder capacity on the Telstar and Loral Orion fleets, and

          Global Mobile Telephony. Providing worldwide wireless mobile telephony and narrow-band data communications through a constellation of low-earth orbiting ("LEO") satellites (the "Globalstar System") operated by Globalstar, which is expected to commence service in September 1999. Loral is the managing general partner and owned approximately 43%, 40% and 32% of Globalstar as of December 31, 1998, 1997 and 1996, respectively.

CONSOLIDATED OPERATING RESULTS

     In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a measure of a segment's profit or loss. The following discussion of revenues and EBITDA reflects the results of Loral's operating segments for the two years ended December 31, 1998 and 1997 and for the nine months ended December 31, 1996. Also, see Note 15 to Loral's consolidated financial statements for additional information on segment results. The remainder of the discussion relates to the consolidated results of Loral, unless otherwise noted.

     Operating revenues:

                                                        YEARS ENDED         NINE MONTHS
                                                        DECEMBER 31,           ENDED
                                                    --------------------    DECEMBER 31,
                                                      1998        1997          1996
                                                    --------    --------    ------------
                                                               (IN MILLIONS)
Satellite manufacturing and technology(1).........  $1,390.2    $1,442.6     $ 1,017.7
Fixed satellite services(2).......................     254.2        83.0
Data services(3)..................................      39.8
Management fee from affiliate.....................                                 5.1
                                                    --------    --------     ---------
Operating segment revenues........................   1,684.2     1,525.6       1,022.8
Less: Affiliate eliminations(4)...................    (104.8)      (12.9)     (1,017.7)
      Intercompany eliminations(5)................    (277.7)     (200.1)
                                                    --------    --------     ---------
Operating revenues................................  $1,301.7    $1,312.6     $     5.1
                                                    ========    ========     =========

     EBITDA(6):

                                                        YEARS ENDED        NINE MONTHS
                                                        DECEMBER 31,          ENDED
                                                     ------------------    DECEMBER 31,
                                                      1998       1997          1996
                                                     -------    -------    ------------
                                                               (IN MILLIONS)
Satellite manufacturing and technology(1)..........  $ 107.0    $  99.7       $ 77.3
Fixed satellite services(2)........................    171.2       51.8
Data services(3)...................................    (13.3)
Corporate expenses(7)..............................    (31.9)     (15.7)       (11.2)
                                                     -------    -------       ------
EBITDA for operating segments before development
  and start-up costs, and intercompany and
  affiliate eliminations...........................    233.0      135.8         66.1
Development and start-up costs(8):
  Data services(3).................................    (33.3)     (32.6)
  Global mobile telephony(9).......................   (145.0)     (87.1)       (45.0)
                                                     -------    -------       ------
Total development and start-up costs...............   (178.3)    (119.7)       (45.0)
                                                     -------    -------       ------
Segment EBITDA.....................................     54.7       16.1         21.1
Less: Affiliate eliminations(4)....................     70.2       77.2        (32.3)
      Intercompany eliminations(5).................    (23.7)     (17.0)
                                                     -------    -------       ------
EBITDA as reported.................................  $ 101.2    $  76.3       $(11.2)
                                                     =======    =======       ======

---------------
(1) Satellite Manufacturing and Technology includes 100% of SS/L's results. In 1996 Loral increased its ownership in SS/L from 32.7% to 51% and used the equity method of accounting. In February 1997, Loral agreed to acquire the remaining 49% of SS/L.

(2) Fixed Satellite Services includes 100% of the following companies since their respective dates of acquisition: Loral Skynet acquired on March 14, 1997; Loral Orion's transponder leasing business acquired on March 20, 1998; SatMex, a 49% equity investee acquired on November 17, 1997; and Europe*Star, a 47% equity investee, since December 1998.

(3) Data services includes 100% of CyberStar and 100% of Loral Orion's data services business since its acquisition on March 20, 1998.

(4) Represents amounts related to unconsolidated affiliates (SatMex, Europe*Star and Globalstar and, in 1996, SS/L). These amounts are eliminated in order to arrive at Loral's consolidated results. Loral's proportionate share of these affiliates is included in equity in net loss from affiliates in Loral's consolidated statements of operations.

(5) Represents the elimination of sales and EBITDA primarily for satellites under construction by SS/L for wholly owned subsidiaries; as well as eliminating sales for the lease of transponder capacity by Data Services from Fixed Satellite Services.

(6) EBITDA (which is equivalent to operating income (loss) before depreciation and amortization) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral's operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

(7) Represents unallocated corporate expenses incurred in support of the Company's operations.

(8) Represents EBITDA for operations in the development stage (CyberStar and Globalstar).

(9) Includes 100% of Globalstar. Loral owned approximately 43%, 40% and 32% as of December 31, 1998, 1997 and 1996, respectively.

1998 COMPARED WITH 1997

     Total revenues for Loral's operating segments were $1.7 billion for 1998 versus $1.5 billion in 1997, before intercompany and affiliate eliminations of $383 million in 1998 and $213 million in 1997. The increase in revenues was due primarily to growth in fixed satellite services as a result of including SatMex for the full year, Loral Orion's leasing business for nine months, Loral Skynet's results for a full year in 1998 versus nine and a half months in 1997 and increased utilization of Loral Skynet's Telstar satellites. The growth in fixed satellite services was partially offset by a modest decline in satellite manufacturing revenues which primarily resulted from the debooking of three satellites for Asian customers at the end of 1997. The increase in affiliate eliminations in 1998 reflects the elimination of a full year of SatMex sales. The increase in intercompany eliminations in 1998, primarily reflects increased investment in satellite construction by SS/L for Loral's FSS segment.

     EBITDA for operating segments before development and start-up costs, and intercompany and affiliate eliminations, increased in 1998 to $233 million from $136 million in 1997, a year-over-year increase of 72%. This increase arose primarily from the growth in fixed satellite services due to increased utilization of Loral Skynet's Telstar satellites, the inclusion of Loral Skynet's results for a full year in 1998 versus nine and a half months in 1997, including the results of Loral Orion's leasing business subsequent to its acquisition, and including SatMex's results for a full year in 1998 and growth in satellite manufacturing and technology due to increased margins in satellite manufacturing. These increases were partially offset by including the results of Loral Orion's data services business in 1998 and increased corporate expenses, which resulted primarily from costs incurred for the additional resources required to manage the substantial growth in Loral's businesses, along with increased legal and other costs in support of the Company's operations. Total development and start-up costs rose substantially in 1998 to $178 million, a 49% increase over 1997 spending of $120 million. While the investment required for CyberStar remained constant year-over-year at approximately $33 million, costs related to the further development of Globalstar rose to $145 million in 1998 from $87 million in 1997, due to increased activities in anticipation of the commencement of commercial service. Affiliate eliminations decreased in 1998 primarily as a result of eliminating a full year of SatMex's results for 1998 versus one and a half months in 1997, partially offset by the elimination of increased Globalstar costs in 1998 and the elimination of Europe*Star costs in 1998. Intercompany eliminations increased in 1998 primarily from increased investment in satellite construction by SS/L for Loral's FSS segment. As a result of the above, EBITDA as reported increased 33% to $101 million in 1998 from $76 million in 1997.

     Depreciation and amortization rose to $135 million in 1998 from $63 million in 1997, and excludes depreciation and amortization of unconsolidated affiliates of $50 million and $7 million for 1998 and 1997, respectively, primarily for SatMex. The increase primarily results from the inclusion of Loral Orion's depreciation, the amortization of cost in excess of Loral Orion's net assets acquired and from the inclusion of Loral Skynet's depreciation and amortization for a full year in 1998, which includes the depreciation of Loral Skynet's Telstar 5 satellite which was placed in service on July 1, 1997.

     Interest and investment income increased to $54 million in 1998 from $49 million in 1997. This increase is principally due to including Loral Orion's interest income in 1998, partially offset by lower cash balances available for investment in 1998.

     Interest expense of $51 million in 1998, net of capitalized interest of $60 million, reflects interest on borrowings under Loral's credit agreement and other facilities and interest on Loral Orion's debt subsequent to its acquisition. Interest expense of $15 million in 1997, net of capitalized interest of $23 million, reflects interest on SS/L's debt assumed and interest on Loral's outstanding Convertible Preferred Equivalent Obligations ("CPEOs"). On June 5, 1997, the CPEOs were exchanged for Loral 6% Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock").

     Loral realized a $35 million gain on the sale of Globalstar Telecommunications Limited ("GTL") common stock, which was mostly offset by the write-off of non-strategic investments in Asia Broadcasting and Communications Network, Ltd. and in Continental Satellite Corporation of $30 million, which were determined to have no future value to Loral. These items resulted in a net gain on investments of $5 million in

1998. In 1997, the Company realized a gain on investments of $80 million resulting from the sale of the stock of K&F Industries, Inc. ("K&F"), net of expenses.

     For 1998, the Company recorded an income tax benefit of 15.1% on its loss before income taxes, while for 1997, the Company recorded an income tax provision of 27.5% on income before income taxes. The benefit rate for 1998 is lower than the provision rate for 1997 primarily because of the Loral Orion non-deductible amortization of costs in excess of net assets acquired in the current year.

     The minority interest benefit in 1998 primarily reflects the reduction of CyberStar's loss attributed to CyberStar's other investor, who owned 17.6% as of December 31, 1998. The minority interest expense in 1997 also reflects the reduction of SS/L's income attributed to other partners' partial ownership in SS/L until Loral acquired the remaining 49% in February 1997, as compared to Loral's full ownership of SS/L in 1998 for the entire year.

     The equity in net loss of affiliates was $120 million in 1998 compared to $49 million in 1997. Loral's share of Globalstar's losses was $67 million in 1998 compared to $41 million in 1997. This increase was primarily due to Globalstar's increased development and start-up costs and Loral's increased ownership percentage in Globalstar in 1998 (42.6% as of December 31, 1998 versus 40.1% as of December 31, 1997) and Loral's proportionate share of a charge taken by Globalstar in 1998 as a result of a Zenit launch failure. Loral's share of SatMex's loss was $16 million and $6 million for the year ended December 31, 1998 and the period November 17, 1997 through December 31, 1997, respectively. Also included as equity in net loss of affiliates for 1998 is Loral's share of Europe*Star's loss of $4 million, Loral's share of SkyBridge Limited Partnership's loss, net of the related tax benefit, of $25 million, and Loral's share of losses from other affiliates of $8 million (see Note 6 to Loral's consolidated financial statements).

     Preferred distributions of $46 million and $26 million for the years ended December 31, 1998 and 1997, relate to the Series C Preferred Stock. The increase in 1998 reflects a full year of preferred distributions versus a partial year in 1997. The Series C Preferred Stock was issued in June 1997.

     As a result of the above, net loss applicable to common stockholders for 1998 was $185 million or $0.68 per diluted share, compared to net income of $14 million or $0.06 per diluted share, for 1997. Diluted weighted average shares were 273.4 million for 1998 and 243.6 million for 1997. This increase was primarily due to the 23 million shares issued to the public and the 18 million shares issued to acquire Orion in 1998.

1997 COMPARED WITH THE NINE MONTHS ENDING 1996

     Total revenues for Loral's operating segments for 1997 were $1.5 billion versus $1.0 billion in 1996, before intercompany and affiliate eliminations of $213 million in 1997 and $1.0 billion in 1996. The increase in revenues was primarily due to including the results of satellite manufacturing and technology for a full year in 1997 versus nine months in 1996 and as a result of including the results of Loral Skynet from the date of acquisition in 1997. The decrease in affiliate eliminations primarily reflects the elimination of 100% of SS/L sales in 1996, as SS/L was an equity investee of Loral prior to January 1, 1997. The increase in intercompany eliminations in 1997 was due to the Company's acquisitions of SS/L and Loral Skynet during 1997 and primarily represents the elimination of satellite sales by SS/L to Loral Skynet.

     EBITDA for operating segments before development and start-up costs, and intercompany and affiliate eliminations, increased in 1997 to $136 million from $66 million in 1996, a year-over-year increase of 105%. This increase was primarily due to growth in the fixed satellite services segment as a result of the acquisition of Loral Skynet and including satellite manufacturing and technology for a full year in 1997 versus nine months in 1996. Total development and start-up costs rose substantially in 1997 to $120 million, compared with spending of $45 million for the nine months ended December 31, 1996. This increase was due to the formation and start-up of CyberStar in 1997 for which the Company invested $33 million and costs related to the development of Globalstar which increased to $87 million in 1997 from $45 million for the nine months ended December 31, 1996. The increase in affiliate eliminations was due primarily to the acquisition of SS/L in 1997. Intercompany eliminations in 1997 were due to the Company's acquisitions of SS/L and Loral Skynet in 1997 and primarily represent the elimination of intercompany profit on satellite sales by SS/L to Loral Skynet.

     Depreciation and amortization increased to $63 million in 1997 from $1 million in 1996 and excludes depreciation and amortization of unconsolidated affiliates of $7 million for 1997, primarily for SatMex, and $23 million for SS/L in 1996. This increase was a result of the acquisitions of SS/L and Skynet in 1997.

     Interest and investment income of $49 million for 1997 primarily represents $43 million of interest earned on the investment of available cash during the year and interest on the GTL Convertible Preferred Equivalent Obligations ("GTL CPEOs"). Interest and investment income for the nine months ended December 31, 1996 of $35 million reflects the investment of available cash during the period and interest on the GTL CPEOs.

     Interest expense of $15 million, net of capitalized interest of $23 million for 1997, reflects the assumption of SS/L's debt, borrowings under the Credit Agreement (see Note 7 to Loral's consolidated financial statements) and interest on Loral's outstanding CPEOs until June 5, 1997, when the CPEOs were exchanged for Series C Preferred Stock. Interest expense for the nine months ended December 31, 1996 of $6 million reflects interest on the CPEOs for one quarter.

     Gain on investments in 1997 of $80 million represents the gain on the sale of K&F stock, net of expenses.

     The Company's effective income tax rate for 1997 was 27.5%. 1997's effective rate is lower than the statutory U.S. federal income tax rate because, as a Bermuda company, a portion of the Company's income is not subject to federal taxation.

     The minority interest expense in 1997 primarily reflects the reduction of SS/L's income attributed to the other partners partial ownership of SS/L, prior to Loral acquiring the remaining 49% in February 1997, offset by the benefit of the reduction in CyberStar's loss attributable to CyberStar's other investor.

     The equity in net loss of affiliates for 1997 of $49 million primarily reflects increased development costs at Globalstar as well as an increased ownership percentage by Loral in Globalstar (40.1% as of December 31, 1997 versus 31.7% as of December 31, 1996), for which the Company's share of such losses was $41 million. In addition, in connection with Loral's investment in SatMex in 1997, Loral recorded its initial share of SatMex's losses of $6 million. The equity in net loss of affiliates for the nine months ended December 31, 1996 of $5 million, reflects the Company's share of Globalstar losses of $18 million offset by the Company's share of SS/L's income of $13 million. In 1997, the Company discontinued using the equity method for its investment in SS/L and fully consolidated SS/L's results of operations.

     Preferred dividends in 1997 of $26 million result from the exchange of the Company's CPEOs for Series C Preferred Stock.

     As a result of the above, net income applicable to common stockholders for 1997 was $14 million, or $0.06 per diluted share, compared to $9 million, or $0.04 per diluted share, for the nine months ended December 31, 1996. Diluted weighted average shares were 243.6 million for 1997 and 229.4 million for the nine months ended December 31, 1996. This increase was primarily due to the common shares issued to acquire SS/L and additional partnership interests in Globalstar.

RESULTS BY OPERATING SEGMENT

  Satellite Manufacturing and Technology

     Revenues at SS/L, the Company's satellite manufacturing and technology subsidiary, before intercompany eliminations were approximately $1.4 billion in both 1998 and 1997. EBITDA in 1998 rose to $107 million from $100 million in 1997. In 1997, in connection with delayed payments by two Asian customers for three satellites, SS/L stopped work, reduced backlog by $291 million, which reduced future sales, and recorded a charge of $23 million. If the current programs for these three satellites are not restarted, the satellites will be sold to other customers. Funded backlog for SS/L as of December 31, 1998 and 1997, was $1.5 billion and $1.4 billion, respectively, including intercompany backlog of $111 million in 1998 and $188 million in 1997. Approximately 70% of the 1998 external funded backlog is expected to be realized in 1999.

Revenues recorded under contracts with Globalstar for the years ended December 31, 1998 and 1997 were $599 million and $408 million, respectively. Capital expenditures for 1998 were approximately $40 million and are estimated to remain fairly constant in 1999.

  Fixed Satellite Services

     Revenues and EBITDA for the fixed satellite services segment more than tripled in 1998 versus 1997. FSS revenue for 1998 (including Loral Skynet, 100% of SatMex for the full year and, nine months of Loral Orion's revenues from leasing) was $254 million versus $83 million last year. EBITDA on the same basis was $171 million in 1998, or 67% of revenues, up from EBITDA of $52 million, or 62% of revenues, in 1997. Funded backlog for the fixed satellite services segment totaled $746 million at the end of 1998, almost double the $396 million in backlog at year-end 1997, including intercompany and affiliate backlog of $140 million in 1998 and $6 million in 1997. Approximately 30% of the 1998 external funded backlog is expected to be realized in 1999. Capital expenditures for 1998 were approximately $639 million, which included $151 million and $67 million for SatMex and Europe*Star, respectively. In 1999, capital expenditures are expected to decrease due to the successful launches of SatMex 5 and Telstar 6 and the expected launches of three additional satellites.

     During the fourth quarter, Loral completed its integration plan for Loral Orion and transferred management of Loral Orion's satellite capacity leasing and satellite operations to Loral Skynet, effective January 1, 1999. In addition to increasing the operational efficiency, capacity, flexibility and marketing reach of Loral's FSS services, the realignment permits Loral Orion to focus on and leverage its experience in the global data services market.

  Data Services

     In order to align all of Loral's resources and activities in the developing data services area, CyberStar's broadband business and Loral Orion's Internet and corporate data networking businesses have been reorganized and in 1999 began reporting to a group vice president. This alignment allows the business units to continue to operate independently while taking advantage of the synergies they share. The reported results for the data services segment include Loral Orion's operations relating to the providing of data services, exclusive of transponder leasing, along with the results of CyberStar.

     Revenues for the data services segment in 1998 were approximately $40 million, primarily from Loral Orion's corporate data networking and Internet and intranet services businesses. EBITDA before development costs was a loss of approximately $13 million. Total development and start-up costs for CyberStar were $33 million for 1998 and 1997. As of December 31, 1998, funded backlog for the segment was $147 million, which was all from external sources. Approximately 35% of 1998 external funded backlog is expected to be realized in 1999. Capital expenditures in 1998 were approximately $27 million and are estimated to remain fairly constant in 1999.

     In the fourth quarter, CyberStar announced the commercial availability of its broadband satellite-based business communications service. One of its first customers selected CyberStar to deliver in-theater media to its nationwide cinema network. CyberStar is conducting pilot programs with other enterprise customers in markets such as entertainment, finance, real estate, training, insurance and retail.

  Global Mobile Telephony

     Loral manages and is the largest equity owner of Globalstar, the global mobile telephony segment of Loral. Globalstar is a development stage partnership scheduled to commence commercial service operations in September 1999. Globalstar's development and start-up costs were $145 million in 1998 as compared to $87 million for 1997. The rise in costs relates primarily to increased activities in anticipation of the start of service. Globalstar is expending significant funds for the construction, testing and deployment of the Globalstar System and expects such losses to continue through commencement of revenue generating service operations.

ACQUISITIONS AND INVESTMENTS IN AFFILIATES

     The Company commenced operations in 1996 with equity holdings in SS/L, Globalstar and K&F. In 1997 and 1998, Loral accelerated its transformation from a company with extensive equity investments, to a major satellite manufacturer and provider of satellite services by making a number of acquisitions and investments that significantly affected its results of operations and financial condition.

SS/L and Skynet

     In February 1997, Loral agreed to acquire the remaining 49% of the common stock of SS/L held by four international aerospace and communications companies for $374 million in cash and Loral securities. On March 14, 1997, Loral acquired Skynet for $462.1 million in cash. The acquisition of Skynet and the remaining equity interest in SS/L have been accounted for as purchases. Loral's consolidated financial statements for the year ended December 31, 1997 reflect the results of operations of SS/L from January 1, 1997, the elimination of the minority interest of the SS/L equity not owned by Loral during the period and the results of operations of Loral Skynet from March 14, 1997. Prior to January 1, 1997, SS/L was accounted for using the equity method of accounting.

Globalstar

     In each of 1998 and 1997, GTL effected a two-for-one stock split to shareholders in the form of a 100% stock dividend. Accordingly, all GTL share and per share amounts, have been restated to reflect the stock splits.

     In 1997, Loral, the managing partner of Globalstar, increased its ownership in Globalstar by exercising existing warrants and rights to acquire 1,312,696 Globalstar ordinary partnership interests for $34.8 million in cash and by acquiring 2,748,372 Globalstar ordinary partnership interests from other Globalstar partners for $97.5 million in cash, 1,255,684 shares of Loral common stock and a deferred purchase price of $24.8 million, which was paid in January 1999.

     On July 6, 1998, Loral purchased 4.2 million Globalstar ordinary partnership interests (corresponding to approximately 16.8 million equivalent shares of GTL common stock) from other Globalstar partners for $420 million in cash (the "Globalstar Purchase"). The service provider partners participating in the transaction deposited one half of their proceeds ($210 million) into escrow accounts to be used for the purchase of Globalstar gateways and user terminals. Loral used $175 million of the net proceeds from its equity offering (see Note 9 to Loral's consolidated financial statements) to finance a portion of the Globalstar Purchase and the remaining balance was provided through the concurrent sale by Loral of 8.4 million shares of GTL common stock owned by Loral to persons or entities advised by or associated with Soros Fund Management LLC ("Soros") for $245 million in cash. The shares of GTL common stock acquired by Soros are restricted for U.S. securities law purposes. With respect to such shares, GTL has agreed to file a shelf registration statement and have such registration statement declared effective within one year from the closing date. As a result of the sale to Soros, Loral recognized a gain of approximately $35 million, which is included in gain on investments in Loral's consolidated statement of operations.

     On November 5, 1998, Loral acquired 276,000 additional Globalstar ordinary partnership interests (corresponding to approximately 1.1 million equivalent shares of GTL common stock) from Dacom Corporation and a related subsidiary ("DACOM") in exchange for 717,600 shares of GTL common stock owned by Loral. This has been accounted for as a share-for-share exchange for accounting purposes and accordingly, no gain has been reported. The shares of GTL common stock acquired by DACOM were restricted for U.S. securities law purposes. GTL has filed a shelf registration statement covering the resale of these shares.

     As of December 31, 1998, Loral had a 42.6% interest in Globalstar ordinary partnership interests.

SatMex

     In connection with the privatization by the Mexican Government of its fixed satellite services business, Loral and Principia, S.A. de C.V. ("Principia"), formerly known as Telefonica Autrey, S.A. de C.V., formed a joint venture, Firmamento Mexicano, S.A. de R.L. de C.V. ("Holdings"). On November 17, 1997, Holdings acquired 75% of the outstanding capital stock of SatMex for $646.8 million. The purchase price was financed by a Loral equity contribution of $94.6 million, a Principia equity contribution of $50.9 million and debt originally issued by Servicios Corporativos Satelitales, S.A. de C.V. ("Servicios"), a wholly owned subsidiary of Holdings. As part of the acquisition Servicios also agreed to issue a $129.9 million seven year Government Obligation ("Government Obligation") bearing interest at 6.03% to the Mexican Government in consideration for the assumption by SatMex of the debt incurred by Servicios in connection with the acquisition. The debt of SatMex and Holdings is non-recourse to Loral and Principia. However, Loral and Principia have agreed to maintain assets in a collateral trust in an amount equal to the value of the Government Obligation through December 30, 2000 and, thereafter, in an amount equal to 1.2 times the value of the Government Obligation until maturity. As of December 31, 1998 Loral and Principia have pledged their respective shares in Holdings in such trust. Loral has a 65% economic interest in Holdings and a 49% indirect economic interest in SatMex. Loral has accounted for SatMex using the equity method since November 17, 1997.

Orion

     On March 20, 1998, Loral acquired all of the outstanding stock of Orion Network Systems, Inc. in exchange for Loral common stock. Loral issued 18 million shares of its common stock and assumed existing exercisable Orion options and warrants to purchase an aggregate of 1.4 million shares of Loral common stock. The resulting purchase price was $472.5 million. Loral has accounted for the acquisition as a purchase and its consolidated financial statements reflect the results of operations of Loral Orion from April 1, 1998.

Europe*Star

     In December 1998, Loral finalized its strategic partnership with a subsidiary of Alcatel to jointly build and operate Europe*Star, a geostationary satellite system that will provide broadcast and telecommunications services to Europe, the Middle East, Southeast Asia, India, and South Africa. Alcatel will serve as the primary contractor of the Europe*Star turnkey system. SS/L will provide the satellite bus and test and integrate the satellites. Europe*Star is a member of the Loral Global Alliance of FSS providers which is led by Loral Skynet. Loral invested $49 million in Europe*Star in 1998. In January 1999, Loral invested an additional $17 million in Europe*Star.

TAXATION

     Loral, as a Bermuda company, may be subject to U.S. federal, state and local income taxation at regular corporate rates on any income that is effectively connected with the conduct of a U.S. trade or business. When such income is deemed removed from the U.S. business, it is subject to an additional 30% "branch profits" tax. Loral expects that a significant portion of its income will be from non-U.S. sources and will not be effectively connected with a U.S. trade or business; some portion of this income, however, will be subject to taxation by certain foreign countries.

     The Company's U.S. subsidiaries are subject to U.S. taxes on their worldwide income. In addition, a 30% U.S. withholding tax will be imposed on dividends and interest paid by such subsidiaries to Loral Space & Communications Ltd.

LIQUIDITY AND CAPITAL RESOURCES

     Loral intends to capitalize on its innovative capabilities, market position and advanced technologies to offer value-added satellite-based services as part of the evolving worldwide communications networks and, where appropriate, to form strategic alliances with major telecommunications service providers and equipment manufacturers to enhance and expand its satellite-based communications service opportunities. In order to pursue such opportunities, Loral may seek funds from strategic partners and other investors, and through incurrence of debt or the issuance of additional equity.

  Debt

     In January 1999, Loral completed a private offering of senior notes raising $350 million, of which a portion was used to invest in $150 million face amount of GTL's January 1999 $350 million offering of convertible preferred stock, thereby maintaining Loral's proportionate ownership position in Globalstar. The remainder of the funds raised will be used for general corporate purposes, including investments in its other core businesses and to pursue emerging satellite services opportunities worldwide.

     On November 14, 1997, the Company's wholly owned subsidiary, Loral SpaceCom Corporation, entered into an $850 million credit facility with a group of banks. The facility consists of a $500 million revolving credit facility, a $275 million term loan and a $75 million letter of credit facility. The facility replaced SS/L's existing credit facility. The facility is secured by the stock of Loral SpaceCom Corporation and SS/L and contains various covenants, including an interest coverage ratio, debt to capitalization ratios and restrictions on cash transfers to its parent. At December 31, 1998, there was $622 million of borrowings outstanding under this agreement and other credit facilities. In addition, Loral had outstanding letters of credit as of December 31, 1998 totaling $99 million.

     Loral Orion's outstanding debt as of December 31, 1998, was $933 million, is non-recourse to Loral, and includes certain restrictions on Loral Orion's ability to pay dividends or make loans to Loral.

  Equity

     On June 29, 1998, Loral sold 23 million shares of its common stock for $27 per share. The net proceeds were $602 million, of which Loral used $175 million to fund the Globalstar Purchase on July 6, 1998 (see Acquisitions and Investments). The remainder of the funds are being used for general corporate purposes, including investing in its other core businesses and to pursue emerging satellite service opportunities worldwide.

  Cash and Restricted Cash

     As of December 31, 1998, Loral had $547 million of cash and cash equivalents. Loral intends to utilize its existing capital base and access to the capital markets to construct and operate additional satellites, make additional investments in Globalstar and Globalstar service provider opportunities, invest in its other core businesses, and to pursue emerging satellite service opportunities worldwide.

     As of December 31, 1998, Orion had $73 million of restricted cash, which will be used for interest payments on Orion's senior notes.

  Loral Skynet

     Loral Skynet currently has three high-power satellites in orbit. Loral intends to expand Loral Skynet's business to become a worldwide satellite service provider through the construction of additional satellites. As of February 28, 1999, Loral Skynet has three satellites under construction by SS/L, one of which is expected to be launched in 1999.

  Loral Orion

     Loral Orion currently has one satellite in orbit, one completed satellite which is at the launch site (Orion 3) and is scheduled to be launched in April 1999 and one satellite under construction (Orion 2) which is expected to be launched in 1999. The cost of Orion 3 is fully funded. Loral intends to fund approximately $60 million of the construction cost of Orion 2. All other costs related to Orion 2 are fully funded.

  SatMex

     SatMex currently has three satellites in orbit (SatMex 5, Solidaridad I and Solidaridad II) and one satellite in inclined orbit (Morelos II). Loral and Principia have committed to make an equity investment in SatMex of up to $35 million prior to March 31, 1999. As of December 31, 1998, SatMex had total outstanding debt of $644 million, for which the related covenants restrict the ability of SatMex to pay dividends to Loral.

  Globalstar

     The Company plans to begin a regional roll-out of commercial service in the third quarter of 1999 with a minimum of eight gateways in operation. By the end of 1999, Globalstar expects to have a total of at least 16 gateways in operation. All of the 38 gateways on order have been manufactured and are ready for installation.

     On March 15, 1999, Globalstar successfully launched four satellites aboard a Soyuz launch vehicle from the Baikonur Cosmodrome in Kazakhstan, bringing the total satellites in orbit to 16. This launch followed Globalstar's successful launch on February 8, 1999 of four satellites from the Baikonur Cosmodrome following the execution of a Technology Safeguard Agreement among the governments of Russia, Kazakhstan and the United States. Globalstar had previously launched its first group of four satellites on February 14, 1998, and its second group of four satellites on April 24, 1998. On September 9, 1998, a malfunction of a Zenit 2 rocket, launched from the Baikonur Cosmodrome, resulted in the loss of 12 Globalstar satellites. The launch vehicle and the satellites were substantially insured. For the remainder of 1999, Globalstar's current launch plan includes nine additional launches of four satellites each, using a mix of Delta and Soyuz rockets. According to the plan, Globalstar will deploy an operational constellation of a minimum of 32 satellites in September 1999 and a total of 52 satellites (including four in-orbit spares) by the end of 1999.

     Through December 31, 1998, Globalstar incurred costs of approximately $2.7 billion for the design and construction of the space and ground segments. Costs incurred during 1998 were approximately $871 million. Qualcomm is in the process of completing its revision to cost estimates for its portion of the ground segment. Due to additional scope and cost growth and based on preliminary information, Globalstar expects the increase from Qualcomm to be less than 3% of the total project cost. The Qualcomm estimate is still subject to further review by Globalstar. As of December 31, 1998, and including the effect of the preliminary Qualcomm estimate, Globalstar's budgeted expenditures were $3.17 billion for the design, construction and deployment of the Globalstar System to commence commercial service and $340 million for budgeted financing costs. In addition to expenditures for operating costs and debt service, Globalstar anticipates further expenditures on system software for the improvement of system functionality and the addition of new features beyond those planned for the commencement of commercial service. Globalstar expects to achieve positive cash flow in the third quarter of 2000. Substantial additional financing will be required if there are delays in the commencement of commercial service and, in any event, after the commencement of commercial service and before positive cash flow is achieved. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all.

     Globalstar has agreed, subject to its partners' approval, to purchase from SS/L 12 additional spare satellites for which the cost and payment terms have not as yet been negotiated. It is anticipated that approximately $100 million will be expended for these spare satellites by commencement of commercial service. In addition, in order to accelerate the deployment of gateways around the world, Globalstar has agreed to help finance approximately $80 million of the cost of up to 32 of the initial 38 gateways. The contracts for the 38 gateways aggregate approximately $345 million. Ericsson, Qualcomm and Telital are in the process of manufacturing approximately 300,000 handheld and fixed user terminals under contracts totaling $353 million from Globalstar and its service providers. Globalstar has agreed to finance approximately $151 million of the cost of handheld and fixed user terminals. Globalstar expects to recoup such costs upon acceptance by the service providers of the gateways and user terminals.

     SS/L provides Globalstar with approximately $330 million of billings deferred as follows -- $224 million of vendor financing (of which $163 million was provided as of December 31, 1998) and $106 million of orbital incentives. SS/L's subcontractors have assumed a portion of the vendor financing commitments totaling approximately $116 million (of which $96 million was provided as of December 31, 1998) which will be paid on similar terms. The $224 million of vendor financing consists of three tranches -- $110 million, $90 million and $24 million. Only the $90 million tranche is interest bearing and bears interest at the 30-day LIBOR rate plus 3% per annum. Globalstar will repay the $110 million and $24 million tranches as follows: 50% will be paid over five years in equal monthly installments following the launch and acceptance of 24 or more satellites (the "Preliminary Constellation") and the remaining 50% will be paid over five years in equal monthly installments following the launch and acceptance of 48 or more satellites (the "Full Constellation"). Payment of the $90 million interest bearing vendor financing will be due beginning March 31, 1999. Interest and principal will be repaid in 20 equal quarterly installments over the next five years. Approximately $47 million of the orbital incentives will be paid at both the Preliminary Constellation Date and Full Constellation Date with the remainder being paid with the delivery of the remaining satellites.

     On January 21, 1999, GTL sold $350 million of 8% Convertible Redeemable Preferred Stock due 2011 (the "Preferred Stock"). The Preferred Stock will be convertible into shares of GTL common stock at a conversion price of $23.2563 per share. Loral purchased $150 million face amount of the $350 million Preferred Stock offered, to maintain its ownership percentage. GTL used the proceeds to purchase convertible preferred partnership interests in Globalstar, and Globalstar will use the funds for the construction and deployment of the Globalstar System.

     As of January 31, 1999, Globalstar has raised or received commitments for approximately $3.3 billion. Globalstar intends to raise the remaining funds required, of approximately $600 million, prior to the initiation of commercial service from a combination of sources, including: high yield debt issuance (which may include an equity component), bank financing, equity issuance, financial support from the Globalstar partners, projected service provider payments and anticipated payments from the sale of gateways and Globalstar subscriber terminals.

COMMITMENTS AND CONTINGENCIES

     In connection with the merger agreement dated January 7, 1996 between Loral Corporation and Lockheed Martin Corporation ("Lockheed Martin"), Lockheed Martin assumed approximately $206 million of the guarantee under the Globalstar credit agreement. The balance of $44 million of the guarantee was assumed by various Globalstar partners, including $11.7 million by SS/L. Loral has agreed to indemnify Lockheed Martin for its liability, if any, in excess of $150 million under its guarantee of the Globalstar credit agreement. Globalstar is currently financed without recourse to Loral other than the indemnification described above. Loral has also guaranteed a $115 million term loan.

     In 1997, two satellites built by SS/L experienced solar array circuit failures. One customer asserted that, in light of the failures and uncertainty as to future failure, it has not accepted the satellite. Loral believes that this customer was contractually required to accept the satellite at completion of in-orbit testing and that risk of loss has passed to the customer. SS/L settled the other customer's claims in 1997. The statement of operations for 1997 includes the impact of these events. In 1998, another SS/L-built satellite experienced degradation in the performance of two of its Ku-band antennae, which SS/L currently estimates could result in the loss of approximately 25% of the applicable orbital incentives, although further warranty claims could be made. Loral's 1998 consolidated financial statements include the effect of this item. Management believes that these matters will not have a material adverse effect on the financial condition or results of operations of Loral.

     SS/L is a target of a grand jury investigation being conducted by the office of the U.S. Attorney for the District of Columbia with respect to possible violations of export control laws that may have occurred in connection with the participation of SS/L employees on a committee formed in the wake of the 1996 crash of a Long March rocket in China and whose purpose was to consider whether studies of the crash made by the Chinese had correctly identified the cause of the failure. The Company is not in a position to predict the direction or outcome of the investigation. If SS/L were to be indicted and convicted of a criminal violation of the Arms Export Control Act, it would be subject to a fine of $1 million per violation and could be debarred from certain export privileges and, possibly, from participation in government contracts. Since many of SS/L's satellites are built for foreign customers and/or launched on foreign rockets, such a debarment would have a material adverse effect on SS/L's business, which is important to the Company. Indictment for such violations would subject SS/L to discretionary debarment from further export licenses. Whether or not SS/L is indicted or convicted, SS/L will remain subject to the State Department's general statutory authority to prohibit exports of satellites and related services if it finds a violation of the Arms Export Control Act that puts SS/L's reliability in question, and it can suspend export privileges whenever it determines that grounds for debarment exist and that such suspension "is reasonably necessary to protect world peace or the security or foreign policy of the United States."

     As far as SS/L can determine, no sensitive information or technology was conveyed to the Chinese, and no secret or classified information was discussed with or reported to them. SS/L believes that its employees acted openly and in good faith and that none engaged in intentional misconduct. Accordingly, the Company does not believe that SS/L has committed a criminal violation of the export control laws. The Company does not expect the grand jury investigation or its outcome to result in a material adverse effect upon its business. However, there can be no assurance as to these conclusions.

     Several Congressional committees have held hearings on U.S. satellite export policy toward China, alleged influence of campaign contributions (including contributions made by Loral's Chairman and Chief Executive Officer) on the Clinton Administration's export policy toward China and related matters. One of the House committees investigating these matters, chaired by Representative Cox, recently issued a classified report that is said to be critical of past government and industry technology transfer practices and policies. This report is also said to contain 38 proposals for legislative and executive action to address perceived concerns. It is possible that adoption of some or all of such proposals could have an adverse effect upon the ability of U.S.-based satellite manufacturers, such as SS/L, and possibly other U.S. exporters, to market their products abroad in competition with foreign-based manufacturers, and might adversely affect their ability to perform existing contracts. In addition, the portions of the report that have not yet been declassified could contain negative comments about SS/L's compliance with the export control laws.

     On December 23, 1998, the Office of Defense Trade Controls ("ODTC") of the U.S. Department of State temporarily suspended the previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. According to ODTC, the purpose of the temporary suspension is to permit that agency to review the agreement for conformity with newly-enacted legislation (Section 74 of the Arms Export Control Act) with respect to the export of missile equipment or technology. SS/L has complied with ODTC's instructions, and believes that a review of the agreement will show that its terms comply with the new law. The ODTC, however, has not yet completed its review, and the scheduled launch date for ChinaSat-8 is being delayed. If such a delay were to continue for an extended period, or if the suspension was not lifted, SS/L's customer could decide to terminate the contract. If such a termination were to occur, SS/L would have to refund advances received from ChinaSat ($124 million as of December 31, 1998) and may incur penalties of up to $12 million and believes it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer. There can be no assurance that SS/L will be able to find such a replacement customer.

NET CASH PROVIDED BY/USED IN OPERATING ACTIVITIES

     Net cash provided by operating activities for the year ended December 31, 1998 was $4 million, primarily due to funds generated by earnings before depreciation and amortization, taxes, gain on investments, minority interest and equity in net loss of affiliates of $104 million and increases in customer advances of $54 million, and long-term liabilities of $52 million, offset primarily by increases in inventories of $91 million, contracts in process of $6 million and long-term receivables of $133 million. Net cash used in operating activities for 1997, was $230 million, primarily due to increases in satellite contracts in process of $34 million, inventories of $24 million, launch vehicle deposits of $108 million, and long-term receivables of $79 million, and a decrease in customer advances of $58 million, offset by funds generated from earnings before depreciation and amortization, taxes, gain on investments, minority interest and equity in net loss of affiliates of $110 million.

NET CASH USED IN INVESTING ACTIVITIES

     During 1998, net cash used in investing activities was $473 million primarily as a result of $489 million of capital expenditures mainly for the construction of satellites, the $175 million net cost of acquiring additional Globalstar partnership interests, $121 million of investments in affiliates, offset by a reduction in restricted cash of $264 million, primarily used for the construction of Loral Orion satellites. Cash used in investing activities for 1997 was $1 billion, primarily due to the cash portion of the purchase price of Skynet and the SS/L equity interests for $546 million, the purchase of equity interests in Globalstar and SatMex for $256 million and, capital expenditures of $255 million, primarily for the construction of Loral Skynet's satellites by SS/L and for facility expansion and renovation at SS/L, offset by the proceeds from the sale of K&F stock of $80 million.

NET CASH PROVIDED BY FINANCING ACTIVITIES

     During 1998, net cash provided by financing activities was $789 million compared with $299 million in 1997, due primarily to the net proceeds of the Company's equity offering of $602 million in 1998, partially offset by lower proceeds from borrowings under existing credit facilities in 1998. Net cash provided by financing activities was $1.2 billion in 1996, due primarily to Lockheed Martin's contribution in connection with the distribution of Loral Corporation's space and communications business to its shareholders in 1996 and from the issuance of CPEOs in 1996.

OTHER MATTERS

  Effect of Year 2000

     The Company's Year 2000 Program is proceeding on schedule. The Year 2000 issue is the result of computer programs which were written using two digits rather than four to signify a year (i.e., the year 1999 is denoted as "99" and not "1999"). Computer programs written using only two digits may recognize the year 2000 as the year 1900. This could result in a system failure or miscalculations causing disruption of operations.

     The Company and its operating affiliates, Globalstar and SatMex, have implemented a Year 2000 program (the "Year 2000 Program") for their internal products, system and equipment, as well as for key vendor and customer supplied products, systems and equipment. As part of the Year 2000 Program, the Company and its operating affiliates are assessing the Year 2000 capabilities of, among other things, their satellites, ground equipment, research and development activities, manufacturing processes and facility management systems. The Year 2000 Program consists of the following phases: inventory of Year 2000 items, assessment (including prioritization), remediation (including modification, upgrading and replacement), testing and auditing. This five-step program is divided into six major sections covering both information and non-information technology systems: 1) business systems, 2) technical systems, 3) products and services, 4) imbedded hardware/firmware, 5) vendor supplied products and 6) customer provided products. As of February 28, 1999, the Company and its operating affiliates had completed approximately 95% of the inventory phase and approximately 60% of the assessment phase. The Company expects to complete the first four phases, through the testing phase, of the Year 2000 Program during the third quarter of 1999, which is prior to any anticipated material impact on the operations of the Company and its operating affiliates. The fifth phase, the audit phase, commenced in January 1999 and is expected to continue through the third quarter of 1999 to accommodate re-audits if deemed necessary.

     Both internal and external resources are being utilized to execute the Company's plan. The program to address Year 2000 has been underway since July 1997. The incremental costs incurred through December 31, 1998 for this effort by the Company and its operating affiliates were approximately $1.4 million. Based on the efforts of the Company and its operating affiliates to date, the Company anticipates additional incremental expenses of approximately $5.7 million will be incurred to substantially complete the effort.

     Based upon the accomplishments to date, no contingency plans are expected to be needed. As risks are identified, contingency plans will be developed and implemented as necessary. However, because of the progress achieved to date and the Company's expectations that its Year 2000 program will be substantially complete in the third quarter of calendar 1999, the Company believes adequate time will be available to insure alternatives can be developed, assessed and implemented prior to a Year 2000 issue having a material negative impact on the operations of the Company. However, there can be no assurance that such modifications and conversions, if required, will be completed on a timely basis.

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

     The Company's failure to remediate a material Year 2000 problem could result in an interruption or failure of certain basic business operations. These failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company and its operating affiliates are also assessing the Year 2000 readiness of their key third-party suppliers. Information requests have been distributed to such suppliers and replies are being evaluated. If the risk is deemed material, on-site visits to suppliers will be conducted to verify the adequacy of the information received. However, due to the general uncertainty of the Year 2000 problem, including uncertainty with regard to third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have an adverse material impact on the Company's results of operations, liquidity or financial condition. There can be no assurance given that the Company's Year 2000 Program will be successful in avoiding any interruption or failure of certain basic business operations, which may have a material adverse effect on the Company's results of operations or financial position.

  Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or financial position. The Company is required to adopt SFAS 133 on January 1, 2000.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Foreign Currency

     The Company has limited involvement with derivative financial instruments and does not use such instruments for trading purposes. The derivative financial instruments are used to manage foreign currency exchange risk.

     As of December 31, 1998, the Company had foreign currency exchange contracts (forwards and swaps) with several banks to purchase and sell foreign currencies, primarily Japanese yen, aggregating $197.5 million. Such contracts were designated as hedges of certain foreign contracts and subcontracts to be performed by SS/L through May 2006. The fair value of these contracts, based on quoted market prices as of December 31, 1998, was $189.7 million. As of December 31, 1998, deferred gains on forward contracts to sell foreign currencies, primarily yen, were $11.7 million and deferred losses on forward contracts to purchase foreign currencies, primarily yen, were $3.9 million.

     The Company is exposed to credit-related losses in the event of nonperformance by counter parties to these financial instruments, but does not expect any counter party to fail to meet its obligation.

     The maturity of foreign currency exchange contracts held as of December 31, 1998 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts and payments to vendors under subcontracts. These foreign exchange contracts mature as follows (in thousands):

                                        TO PURCHASE               TO SELL
                                    --------------------    -------------------
                                       AT          AT          AT         AT
             YEARS TO               CONTRACT     MARKET     CONTRACT    MARKET
             MATURITY                 RATE        RATE        RATE       RATE
             --------               --------    --------    --------    -------
1.................................  $ 97,776    $101,924    $56,158     $49,705
2 to 5............................    11,124      10,913     20,748      17,949
6 to 10...........................                           11,725       9,257
                                    --------    --------    -------     -------
                                    $108,900    $112,837    $88,631     $76,911
                                    ========    ========    =======     =======

  Interest

     As of December 31, 1998, the fair value of the Company's long-term debt is estimated to be $1.4 billion using quoted market prices. The long-term debt carrying value exceeded fair value by $173 million. Market risk on debt is estimated as the potential increase in annual interest expense resulting from a hypothetical one percent increase in interest rates and amounts to $15 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Financial Statement Schedules on page 42.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Information required for this item is presented in the Company's 1999 definitive proxy statement which is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

            NAME               AGE                           POSITION
            ----               ---                           --------
Bernard L. Schwartz..........  73    Chairman of the Board of Directors and Chief Executive
                                     Officer since January 1996. Prior to that, Chairman and
                                     Chief Executive Officer of Old Loral since 1972.
Gregory J. Clark.............  56    President and Chief Operating Officer since January 1998.
                                     Prior to that, President of News Technology Group, a
                                     division of News Corporation, since September 1994. Prior
                                     to that, Director of Science and Technology of IBM in
                                     Australia since 1988.
Michael P. DeBlasio..........  62    First Senior Vice President since September 1998. Prior
                                     to that, First Senior Vice President and Chief Financial
                                     Officer since February 1998. Prior to that, Senior Vice
                                     President and Chief Financial Officer since March 1996.
                                     Prior to that, Senior Vice President -- Finance of Old
                                     Loral since 1979.
Robert E. Berry..............  70    Senior Vice President since November 1996 and President
                                     of Space Systems/Loral since 1990.
Nicholas C. Moren............  52    Senior Vice President and Treasurer since February 1998.
                                     Prior to that, Vice President and Treasurer since March
                                     1996. Prior to that, Vice President and Treasurer of Old
                                     Loral since April 1991.
Richard J. Townsend..........  48    Senior Vice President and Chief Financial Officer since
                                     October 1998. Prior to that, Corporate Controller and
                                     Director of Strategy for ITT Industries since 1997. Prior
                                     to that, Vice President of Finance Worldwide Industries
                                     for IBM and various other financial management positions
                                     with IBM since 1979.
Eric J. Zahler...............  48    Senior Vice President, General Counsel and Secretary
                                     since February 1998. Prior to that, Vice President,
                                     General Counsel and Secretary since March 1996. Prior to
                                     that, Vice President and General Counsel of Old Loral
                                     since April 1992.
Laurence D. Atlas............  41    Vice President, Government
                                     Relations -- Telecommunications since May 1997. Prior to
                                     that, Associate Chief of the Common Carrier Bureau of the
                                     FCC since January 1995. Prior to that, Associate Chief of
                                     the FCC's Wireless Telecommunications Bureau since
                                     November 1994. Prior to that, associate in the law firm
                                     of Willkie Farr & Gallagher since 1982.
W. Neil Bauer................  52    Vice President since March 1998. Prior to that, Chief
                                     Executive Officer and President of Orion Network Systems,
                                     Inc. since September 1993.

            NAME               AGE                           POSITION
            ----               ---                           --------
Jeanette H. Clonan...........  50    Vice President -- Communications and Investor Relations
                                     since November 1996. Prior to that, Director -- Corporate
                                     Communications from June 1996. Prior to that, Vice
                                     President -- Corporate Relations of Jamaica Water
                                     Securities since September 1992.
Terry J. Hart................  52    Vice President since February 1998 and President of Loral
                                     Skynet since March 1997. Prior to that, Division Manager
                                     of AT&T Skynet Satellite Services since 1991.
Stephen L. Jackson...........  57    Vice President -- Administration since March 1997. Prior
                                     to that, Vice President -- Administration of Old Loral
                                     since 1978.
Avi Katz.....................  40    Vice President, Deputy General Counsel and Assistant
                                     Secretary since February 1998. Prior to that, Deputy
                                     General Counsel and Assistant Secretary since August
                                     1997. Prior to that, Associate General Counsel and
                                     Assistant Secretary since July 1996. Prior to that,
                                     associate in the law firm of Willkie Farr & Gallagher
                                     since 1987.
Ronald C. Maehl..............  51    Vice President since February 1998 and President of
                                     CyberStar since March 1997. Prior to that, Senior Vice
                                     President of Strategic Ventures of SS/L since April 1996.
                                     Prior to that, Senior Vice President of Advance Programs
                                     of SS/L since January 1993.
Russell R. Mack..............  44    Vice President -- Business Ventures since February 1998.
                                     Prior to that, Director of Business Planning and
                                     Development since April 1996. Prior to that, Manager of
                                     Project Finance of Old Loral since July 1991.
Harvey B. Rein...............  45    Vice President and Controller since April 1996. Prior to
                                     that, Assistant Controller of Old Loral since 1985.
Thomas B. Ross...............  69    Vice President -- Government Relations since November
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

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under Items 11, 12 and 13, is presented in the Company's 1999 definitive proxy statement which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1.  Financial Statements

                                                              PAGE
                                                              ----
Index to Financial Statements...............................  F-1
Loral Space & Communications Ltd.
  Independent Auditors' Report..............................  F-2
  Consolidated Balance Sheets as of December 31, 1998 and
     1997...................................................  F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1998 and 1997 and for the nine months
     ended December 31, 1996................................  F-4
  Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 1998 and 1997 and for the nine
     months ended December 31, 1996.........................  F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998 and 1997 and for the nine months
     ended December 31, 1996................................  F-6
  Notes to Consolidated Financial Statements................  F-7
Space Systems/Loral, Inc.
  Independent Auditors' Report..............................  F-40
  Consolidated Statement of Income for the nine months ended
     December 31, 1996......................................  F-41
  Consolidated Statement of Shareholders' Equity for the
     nine months ended December 31, 1996....................  F-42
  Consolidated Statement of Cash Flows for the nine months
     ended December 31, 1996................................  F-43
  Notes to Consolidated Financial Statements................  F-44
Globalstar, L.P. (A development stage limited partnership)
  Independent Auditors' Report..............................  *
  Consolidated Balance Sheets as of December 31, 1998 and
     1997...................................................  *
  Consolidated Statements of Operations for the years ended
     December 31, 1998, 1997 and 1996 and cumulative........  *
  Consolidated Statements of Partners' Capital and
     Subscriptions Receivable for the period March 23, 1994
     (commencement of operations) to December 31, 1998......  *
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996 and cumulative........  *
  Notes to Consolidated Financial Statements................  *
---------------
* Incorporated herein by reference from the Annual Report on Form
  10-K of Globalstar Telecommunications Limited and Globalstar,
  L.P. for the year ended December 31, 1998, pages F-1 through
  F-36.
     (a) 2.  Financial Statement Schedules
              Independent Auditors' Report..................  S-1
              Schedule I -- Condensed Financial Information
  of Registrant.............................................  S-2
              Financial statement schedules not listed are
              either not required or the information
              required is reflected in the consolidated
              financial statements.

     (a) 3.  Exhibits

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
    2.1   Restructuring, Financing and Distribution Agreement, dated as of January 7, 1996, among Loral Corporation, Loral
          Aerospace Holdings, Inc., Loral Aerospace Corp., Loral
          General Partner, Inc., Loral Globalstar L.P., Loral
          Globalstar Limited, the Registrant and Lockheed Martin
          Corporation(1)
    2.2   Amendment to Restructuring, Financing and Distribution
          Agreement, dated as April 15, 1996(1)
    2.3   Agreement for the Purchase and Sale of Assets dated as of
          September 25, 1996 by and between AT&T Corp., as Seller, and
          Loral Space & Communications Ltd., as Buyer(2)
    2.4   First Amendment to Agreement for the Purchase and Sale of
          Assets dated as of March 14, 1997 by and between AT&T Corp., as Seller, and Loral Space & Communications Ltd., as
          Buyer(3)
    2.5   Agreement and Plan of Merger dated as of October 7, 1997 by and among Orion Network Systems, Inc., Loral Space &
          Communications Ltd. and Loral Satellite Corporation(4)
    2.6   First Amendment to Agreement and Plan of Merger dated as of
          February 11, 1998 by and among Orion Network Systems, Inc.,
          Loral Space & Communications Ltd. and Loral Satellite
          Corporation(5)
    2.7   Second Amendment to Agreement and Plan of Merger dated as of
          March 20, 1998 by and among Orion Network Systems, Inc.,
          Loral Space & Communications Ltd. and Loral Satellite
          Corporation(12)
    3.1   Memorandum of Association(1)
    3.2   Memorandum of Increase of Share Capital(1)
    3.3   Second Amended and Restated Bye-laws(1)
    3.4   Schedule III to Second Amended and Restated Bye-laws
          relating to Registrant's 6% Series C Convertible Redeemable
          Preferred Stock(6)
    4.1   Rights Agreement dated March 27, 1996 between the Registrant and The Bank of New York, Rights Agent(1)
    4.2   Indenture dated as of January 15, 1999 relating to
          Registrant's 9 1/2% Senior Notes due 2006+
   10.1   Shareholders Agreement dated as of April 23, 1996 between
          Loral Corporation and the Registrant(1)
   10.2   Tax Sharing Agreement dated as of April 22, 1996 between
          Loral Corporation, the Registrant, Lockheed Martin
          Corporation and LAC Acquisition Corporation(1)
   10.3   Exchange Agreement dated as of April 22, 1996 between the
          Registrant and Lockheed Martin Corporation(1)
   10.4   Amended and Restated Agreement of Limited Partnership of
          Globalstar, L.P., dated as of January 26, 1999 among
          Loral/Qualcomm Satellite Services, L.P., Globalstar
          Telecommunications Limited, AirTouch Satellite Services,
          Inc., Dacom Corporation, Dacom International, Inc., Hyundai
          Corporation, Hyundai Electronics Industries Co., Ltd.,
          Loral/DASA Globalstar, L.P., Loral Space & Communications
          Ltd., San Giorgio S.p.A., TeleSat Limited, TE.S.AM and
          Vodafone Satellite Services Limited+
   10.5   Service Provider Agreements by and between Globalstar, L.P.
          and each of Loral General Partner, Inc. and Loral/DASA
          Globalstar, L.P.(8)
   10.6   Contract between Globalstar, L.P. and Space Systems/Loral,
          Inc.(8)
   10.7   1996 Stock Option Plan(1)++
   10.7.1 Amendment to 1996 Stock Option Plan+++
   10.8   Common Stock Purchase Plan for Non-Employee Directors(1)++
   10.9   Employment Agreement between the Registrant and Bernard L.
          Schwartz(1)++
   10.9.1 Amendment dated as of March 1, 1997 to Employment Agreement between the Registrant and Bernard L. Schwartz(12)++

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
   10.10  Registration Rights Agreement dated as of August 9, 1996 among Loral Space & Communications Ltd., Lehman Brothers
          Capital Partners II, L.P., Lehman Brothers Merchant Banking
          Portfolio Partnership L.P., Lehman Brothers Offshore
          Investment Partnership L.P. and Lehman Brothers Offshore
          Investment Partnership-Japan L.P.(9)
   10.11  Registration Rights Agreement dated November 6, 1996 relating to the Registrant's 6% Convertible Preferred
          Equivalent Obligations due 2006(6)
   10.12  Registration Rights Agreement (Series C Preferred Stock)
          dated as of March 31, 1997 between Loral Space &
          Communications Ltd. and Finmeccanica S.p.A. and dated as
          June 23, 1997 among Loral Space & Communications Ltd.,
          Aerospatiale SNI and Alcatel Espace(10)
   10.13  Registration Rights Agreement (Common Stock) dated as of
          June 23, 1997 among Loral Space & Communications Ltd.,
          Aerospatiale SNI and Alcatel Espace(10)
   10.14  Alliance Agreement dated as of June 23, 1997 among Loral
          Space & Communications Ltd., Aerospatiale SNI, Alcatel
          Espace and Finmeccanica S.p.A.(10)
   10.15  Principal Stockholder Agreement dated as of October 7, 1997 among Loral Space & Communications Ltd., Loral Satellite
          Corporation, Orion Network Systems, Inc. and certain Orion stockholders signatory thereto(4)
   10.16  Amended and Restated Credit and Participation Agreement,
          dated as of November 14, 1997, among Loral SpaceCom
          Corporation, Space Systems/Loral, Inc., the Banks parties
          thereto, Bank of America National Trust and Savings
          Association, as Administrative Agent, and Istituto Bancario
          San Paolo di Torino S.p.A, individually and as Italian
          Export Financing and Arranger and as Selling Bank(11)
   10.16.1 First Amendment dated as of May 7, 1998 to and of the
          Amended and Restated Credit and Participation Agreement,
          dated as of November 14, 1997, among Loral SpaceCom
          Corporation, Space Systems/Loral, Inc., the Banks parties
          thereto, Bank of America National Trust and Savings
          Association, as Administrative Agent, and Istituto Bancario
          San Paolo di Torino S.p.A, individually and as Italian
          Export Financing and Arranger and as Selling Bank+
   10.17  Agreement of Limited Partnership of CyberStar, L.P. dated as of June 30, 1997(12)
   10.18  Purchase and Sale Agreement dated November 17, 1997 between the Federal Government of the United Mexican States and
          Corporativo Satelites Mexicanos, S.A. de C.V. for the
          purchase and sale of the capital stock of Satelites
          Mexicanos, S.A. de C.V. (English translation of Spanish
          original)(12)
   10.19  Amended and Restated Membership Agreement dated and effective as of August 21, 1998 among Loral SatMex Ltd. and
          Ediciones Enigma, S.A. de C.V. and Firmamento Mexicano, S.
          de R.L. de C.V.+
   10.20  Letter Agreement dated December 29, 1997 between Loral Space
          & Communications Ltd., Telefonica Autrey S.A. de C.V.,
          Donaldson, Lufkin & Jenrette Securities Corporation, Lehman
          Brothers Inc. and Lehman Commercial Paper Inc. and related
          Agreement between the Federal Government of United Mexican
          States, Telefonica Autrey, S.A. de C.V., Ediciones Enigma,
          S.A. de C.V., Loral Space & Communications Ltd., Loral
          SatMex Ltd. and Servicios Corporativos Satelitales, S.A. de
          C.V.(12)
   10.21  Shareholders Agreement dated December 7, 1998 by and among
          Alcatel SpaceCom, Loral Space & Communications Ltd., Dr.
          Jurgen Schulte-Hillen and EuropeStar Limited+
   10.22  Registration Rights Agreement dated as of January 21, 1999 relating to Registrant's 9 1/2% Senior Notes due 2006+
   12     Statement Re: Computation of Ratios+
   21     List of Subsidiaries of the Registrant+
   23     Consent of Deloitte & Touche LLP+

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
   27     Financial Data Schedule (EDGAR only)+
   99.1   Consolidated Financial Statements of Globalstar, L.P. and
          Independent Auditors' Report(13)

---------------
 (1) Incorporated by reference from the Registrant's Registration Statement on Form 10 (No. 1-14180).

 (2) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on September 27, 1996.

 (3) Incorporated by reference from the Registrant's Current Report on Form 8-K on March 28, 1997.

 (4) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on October 10, 1997.

 (5) Incorporated by reference from the Registrant's Registration Statement on Form S-4 filed on February 17, 1998 (File No. 333-46407).

 (6) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the nine month period ended December 31, 1996.

 (7) Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed by Globalstar Telecommunications Limited (File No. 0-25456).

 (8) Incorporated by reference from the Registration Statement on Form S-1 of Globalstar Telecommunications Limited (File No. 33-86808).

 (9) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on August 13, 1996.

(10) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on July 8, 1997.

(11) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on December 9, 1997.

(12) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(13) Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed by Globalstar Telecommunications Limited and Globalstar, L.P. (File No. 0-25456).

  +  Filed herewith.

  ++ Management compensation plan.

     (b) Reports on Form 8-K

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LORAL SPACE & COMMUNICATIONS LTD.

                                          By:    /s/ BERNARD L. SCHWARTZ
                                            ------------------------------------
                                                    Bernard L. Schwartz
                                                 (Chairman of the Board and
                                                  Chief Executive Officer)
                                                    Date: March 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              /s/ BERNARD L. SCHWARTZ                Chairman of the Board, Chief       March 30, 1999
---------------------------------------------------    Executive Officer and Director
                Bernard L. Schwartz                    (Principal Executive Officer)

                 /s/ HOWARD GITTIS                   Director                           March 30, 1999
---------------------------------------------------
                   Howard Gittis

                /s/ ROBERT B. HODES                  Director                           March 30, 1999
---------------------------------------------------
                  Robert B. Hodes

                 /s/ GERSHON KEKST                   Director                           March 30, 1999
---------------------------------------------------
                   Gershon Kekst

                /s/ CHARLES LAZARUS                  Director                           March 30, 1999
---------------------------------------------------
                  Charles Lazarus

              /s/ MALVIN A. RUDERMAN                 Director                           March 30, 1999
---------------------------------------------------
                Malvin A. Ruderman

               /s/ E. DONALD SHAPIRO                 Director                           March 30, 1999
---------------------------------------------------
                 E. Donald Shapiro

                /s/ ARTHUR L. SIMON                  Director                           March 30, 1999
---------------------------------------------------
                  Arthur L. Simon

              /s/ DANIEL YANKELOVICH                 Director                           March 30, 1999
---------------------------------------------------
                Daniel Yankelovich

              /s/ RICHARD J. TOWNSEND                Chief Financial Officer and        March 30, 1999
---------------------------------------------------    Senior Vice President
                Richard J. Townsend                    (Principal Financial Officer)

                /s/ HARVEY B. REIN                   Vice President and Controller      March 30, 1999
---------------------------------------------------    (Principal Accounting Officer)
                  Harvey B. Rein

                         INDEX TO FINANCIAL STATEMENTS

Loral Space & Communications Ltd. and Subsidiaries

  Independent Auditors' Report..............................  F-2
  Consolidated Balance Sheets as of December 31, 1998 and
     1997...................................................  F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1998 and 1997 and for the nine months
     ended December 31, 1996................................  F-4
  Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 1998 and 1997 and for the nine
     months ended December 31, 1996.........................  F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998 and 1997 and for the nine months
     ended December 31, 1996................................  F-6
  Notes to Consolidated Financial Statements................  F-7
Space Systems/Loral, Inc.
  Independent Auditors' Report..............................  F-40
  Consolidated Statement of Income for the nine months ended
     December 31, 1996......................................  F-41
  Consolidated Statement of Shareholders' Equity for the
     nine months ended December 31, 1996....................  F-42
  Consolidated Statement of Cash Flows for the nine months
     ended December 31, 1996................................  F-43
  Notes to Consolidated Financial Statements................  F-44

                          INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS OF LORAL SPACE & COMMUNICATIONS LTD.

     We have audited the accompanying consolidated balance sheets of Loral Space & Communications Ltd. (a Bermuda company) and its subsidiaries (collectively, the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1998 and 1997, and the nine months ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
New York, New York
February 16, 1999

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                                 ----          ----
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  546,772    $  226,547
  Restricted cash...........................................      50,180
  Accounts receivable, net..................................      23,637         5,351
  Contracts in process......................................     378,685       372,783
  Inventories...............................................     191,245        98,325
  Other current assets......................................      51,188        51,612
                                                              ----------    ----------
          Total current assets..............................   1,241,707       754,618
Property, plant and equipment, net..........................   1,667,508       926,679
Cost in excess of net assets acquired, net..................     966,260       361,411
Long-term receivables.......................................     301,674       168,639
Restricted cash.............................................      22,675
Investments in affiliates...................................     707,917       497,471
Deposits....................................................     140,970       154,970
Other assets................................................     180,504       146,659
                                                              ----------    ----------
                                                              $5,229,215    $3,010,447
                                                              ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of debt...................................  $   22,736    $    2,146
  Accounts payable..........................................     213,507       189,790
  Accrued employment costs..................................      44,256        38,797
  Customer advances.........................................     122,326        68,159
  Accrued interest and preferred dividends..................      37,860        11,192
  Other current liabilities.................................      37,276        26,059
  Income taxes payable......................................      17,630        30,121
                                                              ----------    ----------
          Total current liabilities.........................     495,591       366,264
Deferred income taxes.......................................      38,370        99,696
Pension and other postretirement liabilities................      50,470        48,398
Long-term liabilities.......................................     147,320        73,117
Long-term debt..............................................   1,533,039       433,252
Minority interest...........................................      28,704         9,200
Commitments and contingencies (Notes 6, 7, 10 and 12)
Shareholders' equity:
  Series A convertible preferred stock, $.01 par value;
     150,000,000 shares authorized, 45,896,977 shares
     issued.................................................         459           459
  Series B preferred stock, $.01 par value; 750,000 shares
     authorized and unissued................................
  6% Series C convertible redeemable preferred stock
     ($745,472 redemption value), $.01 par value; 20,000,000
     shares authorized, 14,909,437 shares issued............     735,437       733,762
  Common stock, $.01 par value; 750,000,000 shares
     authorized, 243,861,719 and 200,950,864 shares
     issued.................................................       2,439         2,010
  Paid-in capital...........................................   2,330,755     1,216,377
  Treasury stock, at cost; 174,195 and 101,053 shares.......      (3,360)       (1,680)
  Unearned compensation.....................................      (8,231)         (249)
  Retained earnings (deficit)...............................    (162,657)       22,566
  Accumulated other comprehensive income....................      40,879         7,275
                                                              ----------    ----------
          Total shareholders' equity........................   2,935,721     1,980,520
                                                              ----------    ----------
                                                              $5,229,215    $3,010,447
                                                              ==========    ==========

                See notes to consolidated financial statements.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                        NINE MONTHS
                                                          YEARS ENDED DECEMBER 31,         ENDED
                                                        ----------------------------    DECEMBER 31,
                                                            1998            1997            1996
                                                        ------------    ------------    ------------
Revenues from satellite sales.........................   $1,117,721      $1,243,255
Revenues from satellite services......................      183,981          69,336
Management fee from affiliate.........................                                    $  5,088
                                                         ----------      ----------       --------
  Total revenues......................................    1,301,702       1,312,591          5,088
Costs of satellite sales..............................      995,401       1,127,863
Costs of satellite services...........................      134,473          44,077
Selling, general and administrative expenses..........      205,608         127,099         17,289
                                                         ----------      ----------       --------
Operating income (loss)...............................      (33,780)         13,552        (12,201)
Interest and investment income........................       53,867          49,069         34,699
Interest expense......................................       51,209          15,230          6,000
Gain on investments, net..............................        5,494          79,591
                                                         ----------      ----------       --------
Income (loss) before income taxes, equity in net loss
  of affiliates and minority interest.................      (25,628)        126,982         16,498
Income tax expense (benefit)..........................       (3,871)         34,871          2,912
                                                         ----------      ----------       --------
Income (loss) before equity in net loss of affiliates
  and minority interest...............................      (21,757)         92,111         13,586
Equity in net loss of affiliates......................     (120,417)        (49,037)        (4,709)
Minority interest.....................................        3,376          (3,070)
                                                         ----------      ----------       --------
Net income (loss).....................................     (138,798)         40,004          8,877
Preferred dividends and accretion.....................      (46,425)        (26,315)
                                                         ----------      ----------       --------
Net income (loss) applicable to common stockholders...   $ (185,223)     $   13,689       $  8,877
                                                         ==========      ==========       ========
Earnings (loss) per share:
  Basic and diluted...................................   $    (0.68)     $     0.06       $   0.04
                                                         ==========      ==========       ========
Weighted average shares outstanding:
  Basic...............................................      273,402         242,070        228,997
                                                         ==========      ==========       ========
  Diluted.............................................      273,402         243,591        229,396
                                                         ==========      ==========       ========

                See notes to consolidated financial statements.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE NINE MONTHS ENDED DECEMBER 31,
                                      1996
                    (in thousands, except per share amounts)

                                                         6% SERIES C
                                       SERIES A          CONVERTIBLE
                                      CONVERTIBLE        REDEEMABLE
                                    PREFERRED STOCK    PREFERRED STOCK      COMMON STOCK
                                    ---------------   -----------------   ----------------
                                    SHARES            SHARES              SHARES              PAID-IN     TREASURY     UNEARNED
                                    ISSUED   AMOUNT   ISSUED    AMOUNT    ISSUED    AMOUNT    CAPITAL      STOCK     COMPENSATION
                                    ------   ------   ------   --------   -------   ------   ----------   --------   ------------
Balance April 1, 1996.............                                             12            $  354,396
Advances from Old Loral...........                                                                2,425
April 23, 1996 Distribution:
 Other assets transferred and
   liabilities assumed, net from
   Old Loral......................                                                                4,070
 Common stock issued to Old Loral
   shareholders and option
   holders........................                                        183,580   $1,836      254,152
 Sale of Series A Convertible
   Preferred Stock................  45,897    $459                                              343,541
Common stock issued to acquire
 interest in SS/L.................                                          7,500      75       100,238
Net income and comprehensive
 income...........................
                                    ------    ----    ------   --------   -------   ------   ----------   -------      -------
Balance December 31, 1996.........  45,897     459                        191,092   1,911     1,058,822
Shares issued:
 Exercise of stock options and
   related tax benefits, net of
   shares tendered................                                            208       2         2,015   $(1,680)
 Employee savings plan............                                            352       4         6,997
 Acquisition of equity interest in
   SS/L...........................                     2,909   $149,600     8,043      80       130,820
 Acquisition of Globalstar
   partnership interests..........                                          1,256      13        17,474
 Mandatory exchange of Convertible
   Preferred Equivalent
   Obligations, net of unamortized
   issue costs....................                    12,000    583,282
Unearned compensation.............                                                                  249                $  (249)
Preferred dividends $3.00 per
 share............................
Accretion to redemption value.....                                  880
Net income........................
Other comprehensive income........
Comprehensive income..............
                                    ------    ----    ------   --------   -------   ------   ----------   -------      -------
Balance December 31, 1997.........  45,897     459    14,909    733,762   200,951   2,010     1,216,377    (1,680)        (249)
Shares issued:
 Common stock and vested options
   issued to acquire Orion........  ......                                 17,969     179       468,846
 Unvested options issued to
   acquire Orion..................                                                                4,512                 (4,512)
 Orion note conversion and
   fractional shares..............                                             32                    (5)
 Common stock sold to public,
   net............................                                         23,000     230       601,586
 Exercise of stock options and
   related tax benefits, net of
   shares tendered................                                            739       8         8,112    (1,680)
 Employee savings plan............                                          1,171      12        25,669
Unearned compensation.............                                                                5,658                 (5,658)
Amortization of unearned
 compensation.....................                                                                                       2,188
Preferred dividends $3.00 per
 share............................
Accretion to redemption value.....                                1,675
Net loss..........................
Other comprehensive income........
Comprehensive loss................
                                    ------    ----    ------   --------   -------   ------   ----------   -------      -------
Balance December 31, 1998.........  45,897    $459    14,909   $735,437   243,862   $2,439   $2,330,755   $(3,360)     $(8,231)
                                    ======    ====    ======   ========   =======   ======   ==========   =======      =======


                                                 ACCUMULATED
                                    RETAINED        OTHER           TOTAL
                                    EARNINGS    COMPREHENSIVE   SHAREHOLDERS'
                                    (DEFICIT)      INCOME          EQUITY
                                    ---------   -------------   -------------
Balance April 1, 1996.............                               $  354,396
Advances from Old Loral...........                                    2,425
April 23, 1996 Distribution:
 Other assets transferred and
   liabilities assumed, net from
   Old Loral......................                                    4,070
 Common stock issued to Old Loral
   shareholders and option
   holders........................                                  255,988
 Sale of Series A Convertible
   Preferred Stock................                                  344,000
Common stock issued to acquire
 interest in SS/L.................                                  100,313
Net income and comprehensive
 income...........................  $   8,877                         8,877
                                    ---------      -------       ----------
Balance December 31, 1996.........      8,877                     1,070,069
Shares issued:
 Exercise of stock options and
   related tax benefits, net of
   shares tendered................                                      337
 Employee savings plan............                                    7,001
 Acquisition of equity interest in
   SS/L...........................                                  280,500
 Acquisition of Globalstar
   partnership interests..........                                   17,487
 Mandatory exchange of Convertible
   Preferred Equivalent
   Obligations, net of unamortized
   issue costs....................                                  583,282
Unearned compensation.............
Preferred dividends $3.00 per
 share............................    (25,435)                      (25,435)
Accretion to redemption value.....       (880)
Net income........................     40,004
Other comprehensive income........                 $ 7,275
Comprehensive income..............                                   47,279
                                    ---------      -------       ----------
Balance December 31, 1997.........     22,566        7,275        1,980,520
Shares issued:
 Common stock and vested options
   issued to acquire Orion........                                  469,025
 Unvested options issued to
   acquire Orion..................
 Orion note conversion and
   fractional shares..............                                       (5)
 Common stock sold to public,
   net............................                                  601,816
 Exercise of stock options and
   related tax benefits, net of
   shares tendered................                                    6.440
 Employee savings plan............                                   25,681
Unearned compensation.............
Amortization of unearned
 compensation.....................                                    2,188
Preferred dividends $3.00 per
 share............................    (44,750)                      (44,750)
Accretion to redemption value.....     (1,675)
Net loss..........................   (138,798)
Other comprehensive income........                  33,604
Comprehensive loss................                                 (105,194)
                                    ---------      -------       ----------
Balance December 31, 1998.........  $(162,657)     $40,879       $2,935,721
                                    =========      =======       ==========

                See notes to consolidated financial statements.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                              NINE MONTHS
                                                                YEARS ENDED DECEMBER 31,         ENDED
                                                              ----------------------------    DECEMBER 31,
                                                                  1998            1997            1996
                                                              ------------    ------------    ------------
Operating activities:
 Net income (loss)..........................................   $(138,798)     $    40,004      $    8,877
 Gain on investments, net...................................      (5,494)         (79,591)
 Equity in net loss of affiliates...........................     120,417           49,037           4,709
 Minority interest..........................................      (3,376)           3,070
 Deferred taxes.............................................      (5,940)             419            (926)
 Accretion on GTL CPEOs and other non-cash interest
   income...................................................     (14,249)          (1,739)
 Non-cash interest expense..................................      20,474
 Depreciation and amortization..............................     135,029           62,764           1,051
Changes in operating assets and liabilities, net of
 acquisitions:
 Accounts receivable, net...................................      (4,086)          (5,351)
 Contracts in process.......................................      (5,902)         (33,690)
 Inventories................................................     (90,897)         (23,753)
 Deposits...................................................      14,000         (107,670)
 Long-term receivables......................................    (133,035)         (78,634)
 Other assets...............................................     (10,798)         (37,981)
 Accounts payable...........................................       9,048           27,845          (1,832)
 Accrued expenses and other current liabilities.............      19,432          (36,602)         (4,506)
 Income taxes payable.......................................      (8,322)          24,873
 Customer advances..........................................      54,090          (57,778)
 Long-term liabilities......................................      51,844           24,529          (1,124)
 Other......................................................         980                           (9,252)
                                                               ---------      -----------      ----------
Cash provided by (used in) operating activities.............       4,417         (230,248)         (3,003)
                                                               ---------      -----------      ----------
Investing activities:
 Cash acquired in connection with Orion acquisition.........      53,801
 Acquisition of businesses, net of cash acquired............      (6,877)        (545,642)
 Proceeds from the sale of investment in affiliates, net....     246,867           79,591
 Investments in affiliates..................................    (541,701)        (255,666)         (6,425)
 Other assets...............................................                      (45,715)
 Use and transfer of restricted cash........................     264,123
 Capital expenditures.......................................    (489,448)        (255,340)           (540)
 Proceeds from the sale of property, plant and equipment....                                        5,003
                                                               ---------      -----------      ----------
Cash used in investing activities...........................    (473,235)      (1,022,772)         (1,962)
                                                               ---------      -----------      ----------
Financing activities:
 Proceeds from sale of common stock, net....................     601,816
 Borrowings (repayments) under revolving credit facility,
   net......................................................     150,000           (4,000)
 Borrowings under note purchase facility....................      38,423           38,958
 Proceeds from issuance of term loan........................                      275,000
 Repayments under Export-Import credit facility.............      (2,146)          (2,146)
 Repayments of other long-term obligations..................      (7,819)
 Proceeds from convertible preferred equivalent
   obligations..............................................                                      583,292
 Proceeds from exercise of stock options and issuances to
   employee savings plan....................................      32,121            7,338
 Contributions from minority partners.......................      21,398            9,100
 Preferred dividends........................................     (44,750)         (25,435)
 Proceeds from the Distribution.............................                                      612,274
 Transaction expenses related to the Distribution...........                                      (12,286)
 Advances from Loral Corporation prior to the
   Distribution.............................................                                        2,425
                                                               ---------      -----------      ----------
Cash provided by financing activities.......................     789,043          298,815       1,185,705
                                                               ---------      -----------      ----------
Increase (decrease) in cash and cash equivalents............     320,225         (954,205)      1,180,740
Cash and cash equivalents -- beginning of period............     226,547        1,180,752              12
                                                               ---------      -----------      ----------
Cash and cash equivalents -- end of period..................   $ 546,772      $   226,547      $1,180,752
                                                               =========      ===========      ==========
Non-cash activities:
 Common stock issued to acquire Orion.......................   $ 469,025
                                                               =========
 Unrealized gain on available-for-sale securities...........   $  32,988      $     7,275
                                                               =========      ===========
 Mandatory exchange of Convertible Preferred Equivalent
   Obligations..............................................                  $   583,282
                                                                              ===========
 Issuance of Series C Preferred Stock to acquire equity
   interest in SS/L.........................................                  $   149,600
                                                                              ===========
 Issuance of Loral common stock to acquire equity interest
   in SS/L and Globalstar partnership interests.............                  $   148,387      $  100,313
                                                                              ===========      ==========
 Deferred purchase price to acquire Globalstar partnership
   interests................................................                  $    24,787
                                                                              ===========
 Assets transferred from Loral Corporation at the
   Distribution.............................................                                   $   31,383
                                                                                               ==========
 Liabilities assumed from Loral Corporation at the
   Distribution.............................................                                   $   27,313
                                                                                               ==========
 Transfer of GTL common stock to acquire equity interest in
   SS/L.....................................................                                   $    5,158
                                                                                               ==========
Supplemental information:
 Interest paid..............................................   $  68,485      $    40,866
                                                               =========      ===========
 Taxes paid.................................................   $   9,789      $     8,901      $    1,528
                                                               =========      ===========      ==========

                See notes to consolidated financial statements.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND PRINCIPAL BUSINESS

     Loral Space & Communications Ltd. (together with its subsidiaries, "Loral" or the "Company") is one of the world's leading satellite communications companies with substantial activities in satellite manufacturing and satellite-based communications services. Loral is developing the building blocks necessary to create a seamless, global networking capability for the information age. In 1998, Loral organized and integrated its businesses to form four distinct operating segments (see Note 15):

     Satellite Manufacturing and Technology: Designing and manufacturing satellites and other space systems and developing satellite technology for a broad variety of customers and applications through Space Systems/Loral, Inc. ("SS/L"),

     Fixed Satellite Services ("FSS"): Leasing transponder capacity and providing value-added services to customers for a wide variety of applications, including the distribution of broadcast programming, news gathering, business television, distance learning and direct-to-home ("DTH") services, through the activities of Loral Skynet, Loral Orion, Inc. ("Loral Orion"), Satelites Mexicanos, S.A. de C.V. ("SatMex") and the recently formed Europe*Star Limited ("Europe*Star"),

     Data Services: Business in development, providing managed communications networks and Internet and intranet services through Loral Orion and delivering high-speed broadband data communications through CyberStar, L.P. ("CyberStar"), using transponder capacity on the Telstar and Loral Orion fleets, and

     Global Mobile Telephony: Will provide worldwide wireless mobile telephony and narrow-band data communications through a constellation of low-earth orbiting ("LEO") satellites (the "Globalstar System") operated by Globalstar, L.P. ("Globalstar").

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Loral, a Bermuda company, has a December 31 fiscal year-end. The consolidated financial statements for the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996, include the accounts of Loral and the consolidated results of SS/L from January 1, 1997, Skynet from March 14, 1997 and Orion from April 1, 1998 (see Note 3) and have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). All intercompany transactions have been eliminated.

  Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of expenses reported for the period. Actual results could differ from estimates.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     A significant portion of Loral's satellite manufacturing and technology revenue is associated with long-term contracts which require significant estimates. These estimates include forecasts of costs and schedules, estimating contract revenue related to contract performance (including orbital incentives) and the potential for component obsolescence in connection with long-term procurements. Significant estimates for the Company's FSS segment include the estimated useful lives of the Company's satellites.

  Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

  Restricted Cash

     In connection with the acquisition of Orion, Loral acquired cash and cash equivalents which are restricted in use to the payment of interest on Orion's senior notes and payments for satellite construction. At December 31, 1998, restricted cash aggregated $72.9 million, of which $50.2 million is current.

  Concentration of Credit Risk

     Financial instruments which potentially subject Loral to concentrations of credit risk consist principally of cash and cash equivalents, foreign exchange contracts and contracts in process and long-term receivables. Loral's cash and cash equivalents are maintained with high-credit-quality financial institutions. Historically, Loral's customers have been primarily large multinational corporations and U.S. and foreign governments for which the creditworthiness was generally substantial. In recent years, the Company has added commercial customers which include companies in emerging markets or the development stage, some of which are highly leveraged or partially funded. Management believes that its credit evaluation, approval and monitoring processes combined with negotiated billing arrangements mitigate potential credit risks with regard to the Company's current customer base.

  Accounts Receivable

     As of December 31, 1998 and 1997, accounts receivable was reduced by an allowance for doubtful accounts of $2.5 million and $337,000, respectively.

  Inventories

     Inventories consist principally of common subassemblies not specifically identified to contracts in process, and are valued at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) or average cost method.

  Investments in Affiliates

     Investments in affiliates are accounted for using the equity method. Income and losses of the affiliates are recorded based on Loral's beneficial interest. Intercompany profit arising from transactions between affiliates is eliminated to the extent of the Company's beneficial interest. Equity in losses of affiliates is not recognized after the carrying value of the investment has been reduced to zero, unless guarantees or other obligations exist.

     In connection with Loral's investment in Globalstar, a development stage company, Loral capitalizes interest cost on its investment. For the years ended December 31, 1998 and 1997 the amount of interest capitalized on the investment in Globalstar was $25.4 million and $13.2 million, respectively.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Investment in Available-For-Sale Securities and Other Securities

     The Company accounts for investments in equity securities in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Company's investment in CD Radio, Inc. ("CD Radio") common stock which shares are classified as available-for-sale, is recorded at fair value, with the resulting unrealized gain excluded from net income and reported as a component of other comprehensive income (see Note 11). As of December 31, 1998 and 1997, the Company owned approximately 1.9 million shares of CD Radio acquired at an average cost of approximately $13.16 per share. The Company's investment in CD Radio is included in other long-term assets.

     The Company has made certain other investments in non-marketable equity securities which are included in other long-term assets. In the fourth quarter of 1998, the Company wrote off certain non-strategic investments totaling $29.5 million, which were determined to have no future value to Loral.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is provided primarily on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements.

     Costs incurred in connection with the construction and successful deployment of the Company's satellites and related equipment are capitalized. Such costs include direct contract costs, allocated indirect costs, launch costs, launch insurance and construction period interest. Capitalized interest related to the construction of satellites for the years ended December 31, 1998 and 1997 was $34.7 million and $9.4 million, respectively. All capitalized satellite costs are amortized over the estimated useful life of the related satellite. The estimated useful life of the satellites, ranging from 12 to 18 years, was determined by engineering analyses performed at the in-service date. Losses from unsuccessful launches and in-orbit failures of the Company's satellites, net of insurance proceeds, will be recorded in the period a loss occurs.

  Cost in Excess of Net Assets Acquired

     The excess of the cost of purchased businesses over the fair value of net assets acquired is being amortized over 40 years using the straight-line method. Accumulated amortization was $32.2 million and $10.8 million as of December 31, 1998 and 1997, respectively.

  Valuation of Long-Lived Assets and Cost in Excess of Net Assets Acquired

     The carrying value of Loral's long-lived assets and cost in excess of net assets acquired is reviewed for impairment whenever events or changes in circumstances indicate that an asset may not be recoverable. The Company looks to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

  Revenue Recognition

     Revenue from satellite sales under long-term fixed-price contracts is recognized using the cost-to-cost percentage-of-completion method. Revenue includes estimated orbital incentives discounted to their present value at launch date. Costs include the development effort required for the production of high-technology

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) satellites, non-recurring engineering and design efforts in early periods of contract performance, as well as the cost of qualification testing requirements.

     Revenue under cost-reimbursable type contracts is recognized as costs are incurred; incentive fees are estimated and recognized over the contract term.

     Contracts with the U.S. government are subject to termination by the U.S. government for convenience or for default. Other government contract risks include dependence on future appropriations and administrative allotment of funds and changes in government policies. Costs incurred under U.S. government contracts are subject to audit. Management believes the results of such audits will not have a material effect on Loral's financial position or its results of operations.

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

     Loral Skynet and Loral Orion provide satellite capacity under lease agreements that generally provide for the use of satellites and, in certain cases, earth stations for periods generally ranging from one year to the life of the satellite. Some of these agreements have certain obligations, including providing spare or substitute capacity, if available, in the event of satellite failure. If no spare or substitute capacity is available, the agreement may be terminated. Revenue under transponder lease agreements is recognized as services are performed.

  Research and Development

     Independent research and development costs, which are expensed as incurred, were $68.5 million and $56.8 million, respectively for the years ended December 31, 1998 and 1997 and are included in selling, general and administrative expenses.

  Foreign Exchange Contracts

     Loral enters into foreign exchange contracts as hedges against exchange rate fluctuations of future accounts receivable and accounts payable under contracts in process which are denominated in foreign currencies. Realized and unrealized gains and losses on foreign exchange contracts designated as hedges are deferred and recognized over the lives of the related contracts in process.

  Stock-Based Compensation

     In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, Loral accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25").

  Income Taxes

     Commencing with the Distribution, Loral became subject to U.S. federal, state and local income taxation at regular corporate rates plus an additional 30% "branch profits" tax on any income that is effectively connected with the conduct of a U.S. trade or business. U.S. subsidiaries are subject to regular corporate tax on their worldwide income.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying tax rates in effect at the end of each year.

  Earnings Per Share

     The Company follows Financial Accounting Standards Board Statement No. 128, Earnings per share ("SFAS 128"), in presenting basic and diluted earnings per share ("EPS"). The calculation of basic and diluted EPS is presented in Note 14.

  Comprehensive Income

     On January 1, 1998, Loral adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which established rules for the reporting and disclosure of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments and unrealized gains on investments in securities to be included in other comprehensive income. Prior years amounts have been restated. The components of accumulated other comprehensive income are as follows:

                                                        ACCUMULATED        YEARS ENDED
                                                           OTHER          DECEMBER 31,
                                                       COMPREHENSIVE    -----------------
                                                          INCOME         1998       1997
                                                       -------------    -------    ------
                                                                         (IN THOUSANDS)
Cumulative translation adjustment....................     $   616       $   616
Unrealized gains on available-for-sale securities....      40,263        32,988    $7,275
                                                          -------       -------    ------
Accumulated other comprehensive income...............     $40,879       $33,604    $7,275
                                                          =======       =======    ======

  New Accounting Pronouncements

     For the year ended 1998, Loral adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131") and Statement of Financial Accounting Standards No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits ("SFAS 132"). See Notes 15 and 10, respectively for the related disclosures for these standards.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or financial position. The Company is required to adopt SFAS 133 on January 1, 2000.

  Reclassifications

     Certain reclassifications have been made to conform prior year amounts to the current year's presentation.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

3.  ACQUISITIONS

  SS/L

     On April 1, 1996, Loral had an effective 32.7% interest in SS/L. In 1996, Loral made a strategic decision to increase its ownership in SS/L to 100%. The first step in implementing this decision was the acquisition by Loral in August 1996 of the 18.3% interest in SS/L owned by certain partnerships affiliated with Lehman Brothers (the "Lehman Partnerships") in exchange for 7.5 million newly issued shares of Loral common stock, 1,069,024 shares (as adjusted for the two-for-one stock splits, see Note 6) of common stock of Globalstar Telecommunications Limited ("GTL") previously held by the Company and $4 million in cash. As a result of this transaction, the Company increased its interest in SS/L from 32.7% to 51%.

     In February 1997, Loral agreed to acquire the remaining 49% of the common stock of SS/L held by four international aerospace and communications companies (the "Alliance Partners") for $374 million. In March 1997, Loral acquired 24.5% of SS/L's common stock for $93.5 million in cash and $93.5 million of Loral's Convertible Preferred Equivalent Obligations ("CPEOs"). In June 1997, the Company acquired the remaining 24.5% of SS/L's common stock for $187 million in the form of 8,042,922 shares of Loral common stock and 1,063,663 shares of Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock"). The aggregate purchase price of the 67.3% interest in SS/L acquired by Loral was $493.2 million. The purchase price represented $174.4 million in excess of SS/L's proportionate net book value which was allocated primarily to the incremental value of SS/L's investment in Globalstar of $62.2 million and cost in excess of net assets acquired of $105.9 million. The consolidated financial statements include the results of operations of SS/L since January 1, 1997, with a reduction for the earnings attributed to the minority shareholders. Prior to this date, the Company accounted for its investment in SS/L using the equity method.

     The three former Alliance Partners who accepted Loral securities in exchange for their SS/L shares continue to have certain rights as strategic partners of SS/L for as long as they continue to hold at least 81.6% of their Loral securities; in return, the parties have agreed generally to operate as a team on satellite programs worldwide. Each strategic partner is permitted one representative on SS/L's seven member Board of Directors; certain corporate actions require the vote of at least five members of the Board. In 1998, two of the strategic partners merged to form one company; the resulting entity, however, continued to have the right to designate two representatives to SS/L's Board of Directors. In the event certain actions are approved by the Board over the objection of one of the strategic partners, the strategic partner can elect to sell its Loral securities in the open market within 30 days and be reimbursed for the amount, if any, such proceeds are less than the original value of the securities received. In addition, the strategic partners have a right of first offer at fair market value on SS/L shares in the event of a change of control (as defined) of either Loral or SS/L, including the right to use their Loral holdings as part of the SS/L purchase price.

  Loral Skynet

     On March 14, 1997, Loral acquired Skynet from AT&T for $462.1 million in cash. The fair value of assets and liabilities recorded in connection with the purchase price allocation were $569.8 million and $107.7 million, respectively, including cost in excess of net assets acquired of $39 million. Loral's consolidated financial statements include the results of operations of Skynet from the date of acquisition.

  Loral Orion

     On March 20, 1998, Loral acquired all of the outstanding stock, of Orion Network Systems, Inc. ("Orion") in exchange for Loral common stock. Loral issued 18 million shares of its common stock and assumed existing Orion vested options and warrants to purchase 1.4 million shares of Loral common stock representing an aggregate purchase price of $472.5 million. The purchase price represented $447.7 million in excess of Orion's net book value, which was primarily allocated to costs in excess of net assets acquired of $619.7 million, and a fair value adjustment of $153.4 million to increase the carrying value of Orion's senior

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

3.  ACQUISITIONS -- (CONTINUED)
notes and senior discount notes. In addition, Loral agreed to assume Orion's unvested employee stock options, which resulted in a new measurement date and an unearned compensation charge of $4.5 million, to be amortized over the vesting periods of the options. Loral's consolidated financial statements include Orion's results of operations from April 1, 1998.

     The above acquisitions were accounted for using the purchase method. Had the acquisitions of SS/L, Loral Skynet and Loral Orion and the investment in SatMex (see Note 6) occurred on January 1, 1997 the unaudited pro forma revenue, net loss applicable to common stockholders and related basic and diluted loss per share for the years ended December 31, 1998 and 1997 would have been: $1.3 billion and $1.4 billion; $205 million and $101 million, and, $0.74 and $0.38, respectively. These results, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisitions been consummated on January 1, 1997.

4.  CONTRACTS-IN-PROCESS AND LONG-TERM RECEIVABLES

                                                             DECEMBER 31,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
                                                            (IN THOUSANDS)
U.S. government contracts:
  Amounts billed.......................................  $  9,099    $  5,243
  Unbilled contract receivables........................    11,543      10,274
                                                         --------    --------
                                                           20,642      15,517
                                                         --------    --------
Commercial contracts:
  Amounts billed.......................................   216,775     189,646
  Unbilled contract receivables........................   141,268     167,620
                                                         --------    --------
                                                          358,043     357,266
                                                         --------    --------
Contracts-in-Process                                     $378,685    $372,783
                                                         ========    ========

     Unbilled amounts include recoverable costs and accrued profit on progress completed which has not been billed. Such amounts are billed upon shipment of the product, achievement of contractual milestones, or completion of the contract and are reclassified to billed receivables.

     Billed receivables relating to long-term contracts are expected to be collected within one year. Loral classifies billings deferred (see Note 6) and the orbital component of unbilled receivables expected to be collected beyond one year as long-term. Receivable balances related to satellite orbital incentive payments and billings deferred as of December 31, 1998 are scheduled to be received as follows (in thousands):

1999..............................................  $133,567
2000..............................................    64,479
2001..............................................    47,660
2002..............................................    73,532
2003..............................................    54,172
Thereafter........................................    61,831
                                                    --------
                                                     435,241
Less current portion..............................  (133,567)
                                                    --------
Long-term receivables                               $301,674
                                                    ========

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

5.  PROPERTY, PLANT AND EQUIPMENT

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
                                                           (IN THOUSANDS)
Land and land improvements..........................  $   25,073    $   24,999
Buildings...........................................      61,539        58,443
Leasehold improvements..............................      16,906        10,234
Satellites..........................................     745,649       486,919
Satellites under construction.......................     690,661       218,933
Earth stations......................................      52,914        34,204
Equipment, furniture and fixtures...................     216,294       154,684
Other construction in progress......................      50,430        29,823
                                                      ----------    ----------
                                                       1,859,466     1,018,239
Accumulated depreciation............................    (191,958)      (91,560)
                                                      ----------    ----------
                                                      $1,667,508    $  926,679
                                                      ==========    ==========

     Depreciation expense was $106.2 million, $52.0 million and $1.1 million for the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996, respectively.

6.  INVESTMENTS IN AFFILIATES

                                                             DECEMBER 31,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
                                                            (IN THOUSANDS)
Globalstar.............................................  $555,906    $383,714
SatMex.................................................    74,159      88,925
Europe*Star............................................    45,413
SkyBridge..............................................    14,053      15,504
Other affiliates.......................................    18,386       9,328
                                                         --------    --------
                                                         $707,917    $497,471
                                                         ========    ========

     Equity in net income (loss) of affiliates consists of (in thousands):

                                                                       NINE MONTHS
                                          YEARS ENDED DECEMBER 31,        ENDED
                                          -------------------------    DECEMBER 31,
                                             1998           1997           1996
                                          -----------    ----------    ------------
Globalstar, net of tax benefit..........   $ (67,016)     $(40,877)      $(18,105)
SatMex..................................     (16,317)       (6,396)
SS/L....................................                                   13,396
Europe*Star.............................      (3,624)
SkyBridge, net of tax benefit...........     (25,465)       (1,764)
Other affiliates........................      (7,995)
                                           ---------      --------       --------
                                           $(120,417)     $(49,037)      $ (4,709)
                                           =========      ========       ========

  Globalstar

     Loral is the managing general partner of Globalstar. Globalstar is preparing to operate a worldwide, LEO satellite-based digital telecommunications system (the "Globalstar(TM) System"), that is designed to enable

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

6. INVESTMENTS IN AFFILIATES -- (CONTINUED) local service providers to offer low-cost, high quality wireless voice telephony and data services in virtually every populated area of the world. As of March 15, 1999, Globalstar has launched 16 of the 52 satellites that will complete its full constellation, and is scheduled to commence service in September 1999 with at least 32 satellites (unaudited). Globalstar expects to complete its full constellation by December 1999.

     In May 1997 and in June 1998, Globalstar Telecommunications Limited ("GTL"), a general partner of Globalstar, issued two-for-one stock splits in the form of 100% stock dividends. Accordingly, all GTL share and per share amounts have been restated to reflect the two-for-one stock splits. Prior to the stock splits, GTL's equity securities and convertible securities were represented by equivalent Globalstar partnership interests on an approximate one-for-one basis. Globalstar's partnership interests were not affected by the GTL stock splits and, accordingly, GTL's equity securities are now represented by equivalent Globalstar partnership interests on an approximate four-for-one basis.

     As of December 31, 1998, Loral owned directly and indirectly approximately
24.8 million Globalstar ordinary partnership interests (corresponding to approximately 99.2 million equivalent shares of GTL common stock), or approximately 43% of the total 58.2 million Globalstar ordinary partnership interests (corresponding to approximately 232.8 million equivalent shares of GTL common stock) outstanding. As of December 31, 1998, the market value of the 8.3 million shares of GTL stock owned by Loral, based on the last reported sale, was $166.5 million.

     On September 14, 1995, Old Loral in its capacity as managing general partner of Globalstar, granted certain officers of Old Loral, who were also officers of GTL and Globalstar, options to purchase 560,000 shares of the GTL common stock owned by Loral at an exercise price of $5.00 per share. On December 12, 1995, Loral granted non-employee directors of Loral options to purchase 800,000 shares of the GTL common stock owned by Loral at an exercise price of $8.35 per share. These options were immediately exercisable and expire 12 years from date of grant. On October 9, 1996 and in January 1998, Loral, in its capacity as managing general partner, granted certain officers of Loral, who were also officers of GTL and Globalstar, options to purchase 608,000 and 20,000 shares of the GTL common stock owned by Loral at exercise prices of $6.25 and $12.88 per share, respectively. Such options vest over a three-year period and expire 10 years from date of grant. During 1998, options were exercised to purchase 240,000 shares at $5.00 per share and 80,000 shares at $8.35 per share.

     On December 15, 1995, Globalstar entered into a $250 million credit agreement (the "Globalstar Credit Agreement") with a group of banks. Lockheed Martin, SS/L and certain other Globalstar partners have guaranteed $206.3 million, $11.7 million and $32.0 million of the Globalstar Credit Agreement, respectively. In addition, Loral agreed to indemnify Lockheed Martin for any liability in excess of $150 million. In exchange for the guarantee and indemnity, GTL issued warrants to purchase 16,741,272 shares of GTL common stock at $6.63 per share as follows: Loral and SS/L 4,550,088 warrants, Lockheed Martin 10,044,760 warrants and certain other Globalstar partners 2,146,424 warrants. In February 1997, GTL accelerated the vesting and exercisability of these warrants and the holders exercised such warrants. In addition, GTL distributed to the holders of its common stock rights to subscribe for and purchase 4,524,672 GTL shares for a price of $6.63 per share of which Loral received rights to purchase 636,688 shares and agreed to purchase all shares not purchased upon exercise of the rights. In March 1997, Loral exercised warrants to purchase 4,550,088 shares of common stock of GTL for $30.1 million and, in April 1997, Loral exercised its right to purchase an additional 700,696 shares of GTL common stock for $6.63 per share. GTL used the proceeds from the exercise of the warrants and the rights, to purchase additional Globalstar ordinary partnership interests.

     In March 1996, Loral purchased $100 million principal amount of GTL 6 1/2% Convertible Preferred Equivalent Obligations, due 2006 par value $50 per share, ("GTL CPEOs") for $97 million. In April 1996,

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

6.  INVESTMENTS IN AFFILIATES -- (CONTINUED)
Loral purchased an additional $2.5 million principal amount of the GTL CPEOs for $2.4 million. Such amounts are included in the investment in Globalstar. On April 30, 1998, Loral's holdings of GTL CPEOs were converted into 13,664,060 shares of GTL common stock, including additional shares issued in satisfaction of a required interest make-whole payment. Loral's interest and investment income includes $7.2 million, for the years ended December 31, 1998 and 1997 and $5.5 million for the nine months ended December 31, 1996, related to its investment in GTL CPEOs.

     During 1997, Loral acquired 2,208,372 Globalstar ordinary partnership interests (corresponding to approximately 8.8 million equivalent shares of GTL common stock) from other Globalstar partners for $97.5 million in cash and 1,255,684 shares of Loral common stock. In addition, on October 21, 1997, Loral acquired 540,000 ordinary partnership interests of Globalstar (corresponding to approximately 2.2 million equivalent shares of GTL common stock) from another Globalstar partner, for $24.8 million. The purchase price was payable in installments during 1998 and accrued interest at 6%. The unpaid balance of $26 million at December 31, 1998 was paid in January 1999.

     In July 1998, Loral purchased 4.2 million Globalstar ordinary partnership interests (corresponding to approximately 16.8 million equivalent shares of GTL common stock) from certain founding service provider partners of Globalstar for $420 million in cash (the "Globalstar Purchase"). The founding service provider partners participating in the transaction deposited one half of their proceeds ($210 million) into escrow accounts to be used for the purchase of Globalstar gateways and user terminals. Loral used $175 million of the proceeds from its 1998 equity offering, (see Note 9), to finance the Globalstar Purchase and the remaining balance was provided through the concurrent sale by Loral of 8.4 million shares of GTL common stock owned by Loral to persons or entities advised by or associated with Soros Fund Management LLC ("Soros") for $245 million in cash. The shares of GTL common stock acquired by Soros are restricted for U.S. securities law purposes. With respect to such shares, GTL has agreed to file a shelf registration statement and have such registration statement declared effective within one year from the closing date. As a result of the sale to Soros, Loral recognized a gain of approximately $35 million, which is included in gain on investments in Loral's consolidated statement of operations.

     On November 5, 1998, Loral acquired 276,000 additional Globalstar partnership interests (corresponding to approximately 1.1 million equivalent shares of GTL common stock) from other Globalstar partners in exchange for 717,600 shares of GTL common stock owned by Loral.

     Pursuant to the Globalstar partnership agreement, Loral is responsible for managing the operations of Globalstar and is entitled to receive a Managing Partner's Allocation on commencement of commercial operations.

     SS/L is the prime contractor for the construction and launch of Globalstar's satellites under contracts aggregating approximately $2.1 billion. SS/L has awarded subcontracts to third parties, including other investors in Globalstar, for substantial portions of its obligations under the contracts. Revenue recorded under the Globalstar contract for the years ended December 31, 1998 and 1997 was $598.7 million and $408.1 million, respectively. Billed and unbilled receivables from Globalstar as of December 31, 1998 and 1997, were $187.8 million and $84.2 million, respectively.

     Through December 31, 1998, Globalstar incurred costs of approximately $2.7 billion for the design and construction of the space and ground segments. Costs incurred during 1998 were approximately $871 million. Qualcomm is in the process of completing its revision to cost estimates for its portion of the ground segment. Due to additional scope and cost growth and based on preliminary information, Globalstar expects the increase from Qualcomm to be less than 3% of the total project cost. The Qualcomm estimate is still subject to further review by Globalstar. As of December 31, 1998, and including the effect of the preliminary Qualcomm estimate, Globalstar's budgeted expenditures were $3.17 billion for the design, construction and deployment of

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

6. INVESTMENTS IN AFFILIATES -- (CONTINUED) the Globalstar System to commence commercial service and $340 million for budgeted financing costs. In addition to expenditures for operating costs and debt service, Globalstar anticipates additional expenditures on system software for the improvement of system functionality and the addition of new features beyond those planned for the commencement of commercial service. Substantial additional financing will be required if there are delays in the commencement of commercial service and, in any event, after the commencement of commercial service and before positive cash flow is achieved. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all.

     Globalstar has agreed, subject to its partners' approval, to purchase from SS/L 12 additional spare satellites for which the cost and payment terms have not as yet been negotiated. It is anticipated that approximately $100 million will be expended for these spare satellites by commencement of commercial service. In addition, in order to accelerate the deployment of gateways around the world, Globalstar has agreed to help finance approximately $80 million of the cost of up to 32 of the initial 38 gateways. The contracts for the 38 gateways aggregate approximately $345 million. Ericsson, Qualcomm and Telital are in the process of manufacturing approximately 300,000 handheld and fixed user terminals under contracts totaling $353 million from Globalstar and its service providers. Globalstar has agreed to finance approximately $151 million of the cost of handheld and fixed user terminals. Globalstar expects to recoup such costs upon acceptance by the service providers of the gateways and user terminals.

     On March 4, 1998, Qualcomm entered into a deferred payment agreement with Globalstar providing $100 million of vendor financing. The deferred payments will accrue interest at a rate of 5.75% per annum, and will be added to the outstanding principal balance. Beginning January 1, 2000, Globalstar will make eight equal quarterly principal payments. The final payment including all unpaid interest is due October 1, 2001.

     In January 1999, GTL, completed a private offering of $350 million of convertible preferred stock (of which Loral purchased approximately $150 million face amount, to maintain its ownership percentage). GTL in turn used the net proceeds from its offering to purchase convertible redeemable preferred partnership interests of Globalstar.

     As of January 31, 1999, Globalstar has raised or received commitments for approximately $3.3 billion. Globalstar intends to raise the remaining funds required, of approximately $600 million, prior to the initiation of commercial service from a combination of sources including: high yield debt issuance (which may include an equity component), bank financing, equity issuance, financial support from the Globalstar partners, projected service provider payments and anticipated payments from the sale of gateways and Globalstar subscriber terminals.

     SS/L provides Globalstar with approximately $330 million of billings deferred as follows - $224 million of vendor financing (of which $163 million was provided at December 31, 1998) and $106 million of orbital incentives. SS/L's subcontractors have assumed a portion of the vendor financing commitments totaling approximately $116 million (of which $96 million was provided as of December 31, 1998), which will be paid on similar terms. The $224 million of vendor financing consists of three tranches -- $110 million, $90 million and $24 million. Only the $90 million tranche is interest bearing and bears interest at the 30-day LIBOR rate plus 3% per annum. Globalstar will repay the $110 million and $24 million tranches as follows: 50% will be paid over five years in equal monthly installments following the launch and acceptance of 24 or more satellites (the "Preliminary Constellation") and the remaining 50% will be paid over five years in equal monthly installments following the launch and acceptance of 48 or more satellites (the "Full Constellation"). Payment of the $90 million interest bearing vendor financing will be due beginning March 31, 1999. Interest and principal will be repaid in 20 equal quarterly installments during the next five years. Approximately

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

6.  INVESTMENTS IN AFFILIATES -- (CONTINUED)
$47 million of orbital incentives will be paid at both the Preliminary Constellation Date and Full Constellation Date with the remainder being paid with the delivery of the remaining satellites.

     The following table presents summary financial data for Globalstar as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 and cumulative (in thousands):

                                              CUMULATIVE
                                            MARCH 23, 1994
                                            (COMMENCEMENT
                                            OF OPERATIONS)        YEARS ENDED DECEMBER 31,
                                           TO DECEMBER 31,      ----------------------------
                                                 1998             1998      1997      1996
                                         --------------------   --------   -------   -------
STATEMENT OF OPERATIONS DATA:
Revenues...............................        $     --         $     --   $    --   $    --
Operating loss.........................         404,033          146,684    88,071    61,025
Net loss...............................         346,256          129,543    67,586    54,646
Preferred distributions................          60,722           22,197    21,202    17,323
Net loss applicable to ordinary
  partnership interests................         406,978          151,740    88,788    71,969

                                                                    DECEMBER 31,
                                                             --------------------------
                                                                1998           1997
                                                             ----------    ------------
BALANCE SHEET DATA:
Current assets.............................................  $  236,288     $  493,780
Total assets...............................................   2,670,025      2,149,053
Current liabilities........................................     401,190        143,810
Long-term debt.............................................   1,396,175      1,099,531
Long-term liabilities......................................     270,259        221,795
Redeemable preferred partnership interests.................                    303,089
Ordinary partners' capital.................................     602,401        380,828

  SatMex

     In connection with the privatization by the Federal Government of Mexico (the "Mexican Government") of its fixed satellite services business, Loral and Principia, S.A. de C.V. ("Principia"), formerly known as Telefonica Autrey, S.A. de C.V., formed a joint venture, Firmamento Mexicano, S.A. de R.L. de C.V. ("Holdings"). On November 17, 1997, Holdings acquired 75% of the outstanding capital stock of SatMex for $646.8 million. The purchase price was financed by a Loral equity contribution of $94.6 million, a Principia equity contribution of $50.9 million and debt issued by a subsidiary of Holdings. As part of the acquisition, Servicios Corporativos Satelitales, S.A. de C.V. ("Servicios"), a wholly owned subsidiary of Holdings agreed to issue a $129.9 million seven year obligation bearing interest at 6.03% to the Mexican Government (the "Government Obligation") in consideration for the assumption by SatMex of the debt incurred by Servicios in connection with the acquisition. The debt of SatMex and Servicios is non-recourse to Loral and Principia. However, Loral and Principia have agreed to maintain assets in a collateral trust in an amount equal to the value of the Government Obligation through December 30, 2000 and, thereafter, in an amount equal to 1.2 times the value of the Government Obligation until maturity. As of December 31, 1998, Loral and Principia have pledged their respective shares in Holdings in such trust. Loral has a 65% economic interest in Holdings and a 49% indirect economic interest in SatMex. Loral and Principia have committed to make an equity investment in SatMex of up to $35 million prior to March 31, 1999.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

6.  INVESTMENTS IN AFFILIATES -- (CONTINUED)
     Loral, together with Principia, are responsible for managing SatMex. They are entitled to receive an aggregate management fee, based on a sliding scale, applied to SatMex's quarterly gross revenues up to a maximum of 3.75% of each year's cumulative gross revenues. Such fees to Loral were $181,000 for the year ended December 31, 1998. In addition, beginning in 1999, Skynet will license certain intellectual property to SatMex for a fee of 1.5% of SatMex's gross revenues.

     The following table presents summary financial data for SatMex as of December 31, 1998 and 1997, and for the year ended December 31, 1998 and the period November 17, 1997 (date of investment) through December 31, 1997 (in thousands):

                                                                     NOVEMBER 17,
                                                      YEAR ENDED          TO
                                                     DECEMBER 31,    DECEMBER 31,
                                                         1998            1997
                                                     ------------    ------------
STATEMENT OF OPERATIONS DATA:
Revenues...........................................   $  104,779      $   12,893
Operating income...................................       32,841           4,015
Net loss...........................................       23,650           4,440

                                                             DECEMBER 31,
                                                     ----------------------------
                                                         1998            1997
                                                     ------------    ------------
BALANCE SHEET DATA:
Current assets.....................................   $   55,833      $   65,484
Total assets.......................................    1,138,618       1,035,095
Current liabilities................................       91,612          10,952
Long-term liabilities..............................       85,535          87,735
Long-term debt.....................................      608,000         569,000
Shareholders' equity...............................      353,471         367,408

  SkyBridge

     In June 1997, Loral and Alcatel formed a strategic partnership to jointly develop, deploy and operate high-speed global multimedia satellite networks that will bring high-bandwidth services to businesses and to consumers. The agreement includes cross investments in Loral's geostationary (GEO) satellite-based CyberStar project and Alcatel's low-earth-orbit (LEO) satellite-based SkyBridge project. Each company will participate in the development of the two projects. The SkyBridge project is currently in the development stage. As of December 31, 1998, Loral had contributed to SkyBridge and Alcatel had contributed to CyberStar approximately $45 million and $30 million, respectively. As of December 31, 1998, Loral owned approximately 16% of the outstanding partnership interests in SkyBridge.

     SS/L is a contractor for the construction of the SkyBridge satellites. Revenue recorded under the Skybridge contract for the year ended December 31, 1998 was $6.9 million. There were no outstanding receivables related to this contract as of December 31, 1998.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

6.  INVESTMENTS IN AFFILIATES -- (CONTINUED)
     The following table presents summary financial data for SkyBridge as of December 31, 1998 and 1997 for the year ended December 31, 1998, for the period from February 26, 1997 to December 31, 1997, and cumulative (in thousands):

                                            CUMULATIVE
                                         FEBRUARY 26, 1997
                                          (INCEPTION) TO       YEAR ENDED     FEBRUARY 26, 1997
                                           DECEMBER 31,       DECEMBER 31,     TO DECEMBER 31,
                                               1998               1998              1997
                                         -----------------    ------------    -----------------
STATEMENT OF OPERATIONS DATA:
Revenues...............................      $     --           $     --           $    --
Operating loss.........................       191,898            144,624            47,274
Net loss...............................       188,239            141,714            46,525

                                                             DECEMBER 31,
                                                     ----------------------------
                                                         1998            1997
                                                     ------------    ------------
BALANCE SHEET DATA:
Current assets...................................      $74,186         $64,197
Total assets.....................................       74,585          64,197
Current liabilities..............................       35,132          20,309
Net partners' capital............................       39,453          43,888

  Europe*Star

     In December 1998, Loral finalized its strategic partnership with a subsidiary of Alcatel to jointly build and operate Europe*Star, a geostationary satellite system anticipated to provide broadcast and telecommunications services to Europe, the Middle East, Southeast Asia, India and South Africa. Alcatel will serve as the primary contractor of the Europe*Star turnkey system. SS/L will provide the satellite bus and test and integrate the satellites. During 1998, Loral invested $49 million in Europe*Star. In January 1999, Loral invested an additional $17 million in Europe*Star. As of December 31, 1998 and January 31, 1999, Loral owned 47% of Europe*Star.

     SS/L is a subcontractor for the construction of Europe*Star's satellites. Revenue recorded under the Europe*Star contract for the year ended December 31, 1998 was $18.1 million. There were no outstanding receivables related to this contract at December 31, 1998.

  SS/L

     In 1997, Loral discontinued the use of the equity method of accounting for SS/L and consolidated SS/L's financial position and results of operations in its financial statements (see Note 3).

     The SS/L stockholders' agreement provided for management fees to be paid to Loral, ranging from 0.5% to 1% of sales, as defined, depending upon SS/L's operating performance. Such management fee was $5.1 million for the nine months ended December 31, 1996. The stockholders' agreement also required SS/L to pay Loral an annual fee for overhead reimbursement, not to exceed 1% of SS/L's adjusted sales, as defined, for each fiscal year. This fee amounted to $2.7 million for the nine months ended December 31, 1996.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

6.  INVESTMENTS IN AFFILIATES -- (CONTINUED)

     The following table presents summary financial data for SS/L for the nine months ended December 31, 1996 (in thousands):

                                                              NINE MONTHS
                                                                 ENDED
                                                              DECEMBER 31,
                                                                  1996
                                                              ------------
STATEMENT OF OPERATIONS DATA:
Revenues....................................................   $1,017,653
Operating income............................................       54,011
Net income..................................................       31,025

  K&F

     Old Loral's 22.5% voting equity interest in K&F Industries, Inc. ("K&F") was transferred to Loral at the Distribution. Loral used the equity method to account for its investment in K&F; however, no income or loss was recognized due to K&F's financial position. In December 1997, Loral sold its 22.5% equity interest for $80.6 million and recorded a $79.6 million gain on the sale.

7.  LONG-TERM DEBT

                                                            DECEMBER 31,
                                                       ----------------------
                                                          1998         1997
                                                       ----------    --------
                                                           (IN THOUSANDS)
Term loan, 6.7% and 7.2% at December 31, 1998 and
  1997, respectively.................................  $  275,000    $275,000
Revolving credit facility, 6.7% and 7.2% at December
  31, 1998 and 1997, respectively....................     205,000      55,000
Note purchase facility...............................     126,657      88,234
Export-Import credit facility........................      15,018      17,164
Other................................................         605
Non-recourse debt of Orion:
  11.25% Senior notes due 2007 (principal amount $443
     million)........................................     507,573
  12.5% Senior discount notes due 2007 (principal
     amount $484 million)............................     408,812
  Other..............................................      17,110
                                                       ----------    --------
Total debt...........................................   1,555,775     435,398
Less, current maturities.............................      22,736       2,146
                                                       ----------    --------
                                                       $1,533,039    $433,252
                                                       ==========    ========

     Loral SpaceCom Corporation ("Loral SpaceCom"), a wholly owned subsidiary of Loral, and SS/L entered into an $850 million amended and restated credit and participation agreement (the "Credit Agreement") with a group of banks on November 14, 1997. The Credit Agreement provides for a $275 million term loan facility, a $500 million revolving credit facility, of which up to $175 million may be used for letters of credit, and a separate $75 million letter of credit facility. Both the term loan facility and revolving credit facility are for a period of five years. The separate letter of credit facility runs for a two-year period. The term loan facility requires repayment in 12 consecutive quarterly installments beginning December 31, 1999. The

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

7.  LONG-TERM DEBT -- (CONTINUED)
first four installments are $18,750,000 each with the final eight installments being $25,000,000 each. Borrowings under the facilities are secured by the stock of Loral SpaceCom and SS/L and bear interest, at Loral SpaceCom's option, at various rates based on margins over the lead bank's base rate or the London Interbank Offer Rate ("LIBOR") for periods of one to six months. Loral SpaceCom pays a commitment fee on the unused portion of the facilities. The Credit Agreement contains customary covenants including an interest coverage ratio and debt to capitalization ratios. In addition, the Credit Agreement contains limitations on indebtedness, liens, guarantee obligations, asset sales, dividends, investments and transactions with affiliates. Under the terms of the Credit Agreement, Loral SpaceCom may pay dividends to its parent if the cumulative dividend payments do not exceed 50% of cumulative net income, as defined, and the ratio of funded debt to EBITDA, as defined, is less than three to one. Notwithstanding this dividend payment limitation, as of December 31, 1998 Loral SpaceCom could pay a dividend to its parent of up to $70 million. Loral SpaceCom has an intercompany note payable outstanding with its parent in the amount of $347 million at December 31, 1998. This note requires semi-annual interest payments of $31.5 million to be made on the first day of April and October. This note, however, can be prepaid down to $200 million under the terms of the Credit Agreement. As of December 31, 1998 Loral SpaceCom could borrow an additional $151 million under the Credit Agreement.

     In 1994, SS/L entered into a $139.3 million note purchase facility with an Italian bank. Borrowings were determined by formula and were made in accordance with a specified schedule. The drawdown period has been extended through June 30, 1999. The outstanding principal is to be repaid on the earlier of twenty-three months from the final acceptance date of certain satellite deliveries or April 30, 2000. Interest is charged at a weighted average annual rate of 4.26% and is payable semiannually. Interest, however, on any borrowings that occur after January 13, 1999 and until delivery of the satellites related to the specific borrowings that have taken place will be at full market rates for this period and not at the 4.26% rate. All borrowings under this facility reduce the amount available under the Credit Agreement.

     SS/L borrowed a total of $42.9 million under an export-import credit facility (the "EX-IM Facility") with a Japanese bank. The EX-IM Facility is fully secured by a letter of credit arrangement with another bank. As of December 31, 1998, no amounts remained available for borrowing under this facility. The outstanding principal is to be repaid in semiannual installments through November 1, 2005. Interest is charged at LIBOR less 1/4% and is payable semiannually on May 1 and November 1.

     In connection with the Orion acquisition, Loral did not assume Orion's senior notes, senior discount notes or other debt instruments. Such debt is non-recourse to Loral and includes certain restrictions on Loral Orion's ability to pay dividends or make loans to Loral. The carrying value of the Orion senior notes and senior discount notes was increased to reflect a fair value adjustment of $153.4 million based on quoted market prices at the date of acquisition. Such adjustment will result in effective interest rates of 8.69% and 9.69% on the senior notes and senior discount notes, respectively, through maturity.

     The Orion senior notes are due in 2007, bear interest of 11.25% and pay interest semi-annually on January 15 and July 15 of each year. As of December 31, 1998 Orion had $73 million in restricted cash for future interest payments. The Orion senior discount notes are due in 2007, bear interest of 12.5% and pay interest semi-annually on January 15 and July 15 commencing on July 15, 2002.

     Along with the issuance of each Orion senior note and Orion senior discount note, one warrant was issued to purchase shares of common stock. Upon the acquisition of Orion, each warrant was converted so that it could purchase shares of Loral common stock. At the time of acquisition, the senior note warrants could purchase a total of 263,794 shares of Loral common stock at a conversion rate of 0.6056 shares per warrant and the senior discount note warrants could purchase a total of 229,265 shares of Loral common stock at a conversion rate of 0.4743 shares per warrant. As of December 31, 1998, exercisable warrants for 234,934

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

7.  LONG-TERM DEBT -- (CONTINUED)
shares of Loral common stock under the senior notes and 225,867 shares of Loral common stock under the senior discount notes are yet to be exercised.

     The aggregate maturities of total debt for the years 1999 through 2003 are as follows: $22,736,000, $85,397,000, $104,547,000, $411,715,000 and $3,898,000.

     On January 21, 1999, Loral sold $350 million of 9 1/2% senior notes due 2006. Loral used a portion of the proceeds to purchase $150 million face amount of GTL convertible preferred stock issued, in order to maintain its ownership interest in Globalstar (see Note 6).

8.  INCOME TAXES

     The (benefit) provision for income taxes consists of the following (in thousands):

                                                                       NINE MONTHS
                                           YEARS ENDED DECEMBER 31,       ENDED
                                           ------------------------    DECEMBER 31,
                                             1998           1997           1996
                                           ---------      ---------    ------------
Current:
  U.S. federal...........................   $ 2,069        $27,204        $2,913
  State and local........................                    7,248           925
                                            -------        -------        ------
                                              2,069         34,452         3,838
Deferred:
  U.S. federal...........................    (9,219)         1,762          (759)
  State and local........................     3,279         (1,343)         (167)
                                            -------        -------        ------
                                             (5,940)           419          (926)
                                            -------        -------        ------
Total (benefit) provision for income
  taxes..................................   $(3,871)       $34,871        $2,912
                                            =======        =======        ======

     The (benefit) provision for income taxes excludes: current tax benefits related to the exercise of stock options, credited directly to Shareholders' Equity, of $0.4 million and $0.5 million for the years ended December 31, 1998 and 1997, respectively; a current tax benefit of $0.3 million and $4.3 million, and a deferred tax benefit of $2.1 million and a liability of $2.7 million for the years ended December 31, 1998 and 1997, respectively, related to the Globalstar partnership loss, and a deferred tax benefit of $3.9 million for the year ended December 31, 1998, related to the SkyBridge partnership loss, which are included in equity in net loss of affiliates; and a deferred tax liability of $0.6 million for the year ended December 31, 1998, related to the minority interest for Cyberstar.

     The effective income tax rate differs from the statutory U.S. Federal income tax rate for the following reasons:

                                                                        NINE MONTHS
                                          YEARS ENDED DECEMBER 31,         ENDED
                                        ----------------------------    DECEMBER 31,
                                            1998            1997            1996
                                        ------------    ------------    ------------
Statutory U.S. federal income tax
  rate................................       35.0%           35.0%           35.0%
State and local income taxes, net of
  federal income tax..................       (8.3)            3.0             3.0
Non-U.S. income and losses taxed at
  lower rates.........................       20.3           (15.0)          (22.5)
Non-deductible amortization of cost in
  excess of net assets acquired.......      (28.8)            2.6
Other, net............................       (3.1)            1.9             2.2
                                          -------         -------         -------
          Effective income tax rate...       15.1%           27.5%           17.7%
                                          =======         =======         =======

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

8.  INCOME TAXES -- (CONTINUED)
     As of December 31, 1998, the Company had net operating loss carryforwards of approximately $323.1 million, which includes $153.1 million related to Loral Orion for its pre-acquisition tax years, the future use of which is limited due to the ownership changes experienced by Orion, and tax credit carryforwards of approximately $1.7 million. The separate company loss carryforwards for Loral Orion expire at varying dates from 2003 through 2017. The balance generally expires from 2011 through 2018. Due to uncertainty regarding its ability to realize the benefits of the net operating loss carryforwards and certain other net deferred tax assets related to Loral Orion for the years preceding the acquisition date, the Company has established a valuation allowance of $70.9 million against these net deferred tax assets. For the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996, income before income taxes includes approximately $15 million, $72 million and $10 million, respectively, of non-U.S. source income.

     The significant components of the net deferred income tax liability are (in thousands):

                                                            DECEMBER 31,
                                                        ---------------------
                                                          1998         1997
                                                        ---------    --------
Postretirement benefits other than pensions...........  $ (15,547)   $(14,927)
Inventoried costs.....................................    (44,288)    (37,457)
Net operating loss and tax credit carryovers..........   (124,270)    (13,562)
Compensation and benefits.............................    (11,655)    (11,129)
Premium on senior notes...............................    (69,203)
Other, net............................................      5,780         (74)
Pension costs.........................................      4,335       5,957
Property, plant and equipment.........................     92,875      54,838
Income recognition on long-term contracts.............    125,967     120,237
                                                        ---------    --------
  subtotal............................................    (36,006)    103,883
Less valuation allowance..............................     70,894
                                                        ---------    --------
  Net deferred income tax liability...................  $  34,888    $103,883
                                                        =========    ========

     The net deferred income tax liability is classified as follows (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Other current assets.....................................  $(3,482)
                                                           =======
Income taxes payable.....................................             $ 4,187
                                                                      =======
Long-term deferred income tax liability..................  $38,370    $99,696
                                                           =======    =======

9.  SHAREHOLDERS' EQUITY

  Common Stock

     On June 29, 1998, Loral sold 23 million shares of its common stock for $27 per share. The net proceeds were $602 million, of which Loral used $175 million, net, to fund the Globalstar Purchase (see Note 6).

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

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

9.  SHAREHOLDERS' EQUITY -- (CONTINUED)
  Series B Preferred Stock

     The Series B Preferred Stock will, if issued, be junior to any other series of preferred stock which may be authorized and issued.

  6% Series C Preferred Stock

     On November 1, 1996, the Company sold $600 million of 6% Convertible Preferred Equivalent Obligations which, were mandatorily exchanged on June 5, 1997 into shares of the Company's Series C Preferred Stock resulting in a reclassification of these amounts into shareholders' equity. In addition, the Company issued additional CPEOs and shares of Series C Preferred Stock in connection with the acquisition of interests in SS/L and Globalstar (see Notes 3 and 6). The Series C Preferred Stock has an aggregate liquidation preference equal to its $745 million aggregate redemption value and a mandatory redemption date of November 1, 2006. The Series C Preferred Stock is convertible into shares of common stock of the Company at a conversion price of $20 per share. As of December 31, 1998, the outstanding Series C Preferred Stock was convertible into 37,273,593 shares of Loral common stock.

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

  Stock Plans

     In April 1996, Loral established the 1996 Stock Option Plan. An aggregate of 18 million shares of common stock have been reserved for issuance. Under this plan, options are granted at the discretion of the Company's Board of Directors to employees of the Company and its affiliates. Such options become exercisable as determined by the Board, generally over five years, and generally expire no more than 10 years from the date of the grant.

     As discussed in Note 2, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25, and its related interpretations. Accordingly, no compensation expense based on the fair value method has been recognized in the financial statements for employee stock arrangements.

     SFAS 123 requires the disclosure of pro forma net income and earnings per share as though the Company had adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996: expected life, six months following vesting; stock volatility, 25%; risk free interest rate, 4.44% to 6.55% based on date of grant; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1998, 1997 and 1996 awards, including stock-based compensation awards to employees of the Company's affiliates, had been amortized to expense over the vesting period of the awards, pro forma net (loss) income applicable to common stockholders would have (increased) decreased by $(7.5) million ($(.02) per diluted share), $4.4 million ($.02 per diluted share) and $4.1 million ($.02 per diluted share) to $(192.7) million ($(.70) per diluted share), $9.3 million ($.04 per

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

9.  SHAREHOLDERS' EQUITY -- (CONTINUED)
diluted share) and $4.8 million ($.02 per diluted share) for the years December 31, 1998 and 1997 and the nine months ended December 31, 1996, respectively.

     A summary of the status of the Company's stock option plans as of December 31, 1998, 1997 and 1996 and changes during the periods then ended is presented below:

                                                                            WEIGHTED-
                                                                             AVERAGE
                                                                            EXERCISE
                                                                SHARES        PRICE
                                                              ----------    ---------
Outstanding at April 1, 1996................................          --     $   --
Granted at fair market value (weighted average fair value
  $2.93 per share)..........................................   6,412,000      10.60
Forfeited...................................................        (500)     10.50
                                                              ----------     ------
Outstanding at December 31, 1996............................   6,411,500      10.60
Granted at fair market value (weighted average fair value
  $3.98 per share)..........................................     642,500      14.41
Granted below fair market value (weighted average fair value
  $3.85 per share)..........................................      90,000      10.50
Exercised...................................................    (207,750)     10.50
Forfeited...................................................    (175,800)     12.98
                                                              ----------     ------
Outstanding at December 31, 1997............................   6,760,450      10.90
Granted at fair market value (weighted average fair value
  $5.63 per share)..........................................   3,737,400      21.73
Granted below fair market value (weighted average fair value
  $5.71 per share)..........................................     600,000      11.72
Orion stock options converted to Loral stock options
  (weighted average fair value $5.22 per share).............   1,443,240      14.78
Exercised...................................................    (806,781)     12.15
Forfeited...................................................    (857,477)     13.34
                                                              ----------     ------
Outstanding at December 31, 1998............................  10,876,832     $14.90
                                                              ==========     ======
Options exercisable at December 31, 1998....................   3,638,305     $12.44
                                                              ==========     ======
Options exercisable at December 31, 1997....................   2,014,250     $10.53
                                                              ==========     ======
Options exercisable at December 31, 1996....................   1,200,000     $10.50
                                                              ==========     ======

     The following table summarizes information about Loral's outstanding stock options at December 31, 1998:

                                                        DECEMBER 31, 1998
                                    ----------------------------------------------------------
                                                OUTSTANDING
                                    -----------------------------------       EXERCISABLE
                                                  WEIGHTED                --------------------
                                                   AVERAGE     WEIGHTED               WEIGHTED
                                                  REMAINING    AVERAGE                AVERAGE
                                                 CONTRACTUAL   EXERCISE               EXERCISE
EXERCISE PRICE RANGE                  NUMBER     LIFE-YEARS     PRICE      NUMBER      PRICE
--------------------                ----------   -----------   --------   ---------   --------
$10.50 - $16.00...................   7,835,409      7.56        $11.48    3,379,805    $11.53
$16.00 - $24.00...................     498,803      4.72         17.49        8,500     17.18
$24.00 - $27.28...................   2,542,620      9.16         24.92      250,000     24.44
                                    ----------      ----        ------    ---------    ------
                                    10,876,832      7.81        $14.90    3,638,305    $12.44
                                    ==========      ====        ======    =========    ======

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

9.  SHAREHOLDERS' EQUITY -- (CONTINUED)
     All options granted during the year were non-qualified stock options, except for Incentive Stock Options ("ISOs") of Orion Network Systems, Inc. which were converted into 461,241 of Loral ISOs. As of December 31, 1998, 7,524,280 shares of common stock were available for future grant under the Plan.

10.  PENSIONS AND OTHER EMPLOYEE BENEFITS

  Pensions

     The Company maintains a pension plan and a supplemental retirement plan. These plans are defined benefit pension plans and members in certain locations may contribute to the pension plan in order to receive enhanced benefits. Eligibility for participation in these plans vary and benefits are based on members' compensation and/or years of service. In connection with the Distribution, Loral assumed the obligations of such members previously employed by Old Loral, in exchange for plan assets as defined. None of the employees associated with the acquisition of Orion were transferred into these plans. The Company's funding policy is to fund the pension plan in accordance with the Internal Revenue Code and regulations thereon and to fund the supplemental retirement plan on an actuarial basis, including service cost and amortization amounts. Contributions of $1.9 million were made in 1998 and 1997. No contributions were made for the nine months ended December 31, 1996. Plan assets are generally invested in U.S. government and agency obligations and listed stocks and bonds.

  Other Benefits

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

     Effective December 31, 1998 the Company adopted SFAS 132. Prior years' disclosures have been restated. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31, 1998 and 1997, and a statement of the funded status as of December 31, 1998 and 1997, respectively.

                                            PENSION BENEFITS         OTHER BENEFITS
                                          --------------------    --------------------
                                            1998        1997        1998        1997
                                          --------    --------    --------    --------
                                                         (IN THOUSANDS)
Reconciliation of benefit obligation
Obligation at January 1.................  $204,166    $ 28,539    $ 36,010    $    178
Acquisition of SS/L.....................               151,488                  29,318
Service cost............................     8,340       6,539       1,460         915
Interest cost...........................    15,358      14,278       2,553       2,315
Participant contributions...............     1,228       1,161         593
Plan amendments.........................      (422)
Actuarial (gain) loss...................     7,231      11,631      (1,406)      4,431
Benefit payments........................    (9,944)     (9,470)     (2,023)     (1,147)
                                          --------    --------    --------    --------
Obligation at December 31...............  $225,957    $204,166    $ 37,187    $ 36,010
                                          --------    --------    --------    --------

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

10.  PENSIONS AND OTHER EMPLOYEE BENEFITS -- (CONTINUED)

                                            PENSION BENEFITS         OTHER BENEFITS
                                          --------------------    --------------------
                                            1998        1997        1998        1997
                                          --------    --------    --------    --------
                                                         (IN THOUSANDS)
Reconciliation of fair value of plan
  assets
Fair value of plan assets at January
  1.....................................  $198,013    $  9,450    $  2,022
Acquisition of SS/L.....................               167,635                $  2,055
Actual return on plan assets............    36,040      27,310         124         (33)
Employer contributions..................     1,898       1,927       1,134       1,147
Participant contributions...............     1,228       1,161         683
Benefit payments........................    (9,944)     (9,470)     (2,023)     (1,147)
                                          --------    --------    --------    --------
Fair value of plan assets at December
  31....................................  $227,235    $198,013    $  1,940    $  2,022
                                          --------    --------    --------    --------
Funded status
Funded status at December 31............  $  1,278    $ (6,153)   $(35,247)   $(33,988)
Unrecognized prior service cost.........      (371)         55     (10,198)    (11,470)
Unrecognized (gain) loss................    (8,270)      2,028      12,600      14,347
                                          --------    --------    --------    --------
Net amount recognized...................  $ (7,363)   $ (4,070)   $(32,845)   $(31,111)
                                          ========    ========    ========    ========

     The following table provides the details of the net pension liability recognized in the balance sheet as of December 31, 1998 and 1997, respectively (in thousands):

                                                                1998       1997
                                                              --------   --------
Prepaid benefit cost........................................  $ 10,262   $ 13,217
Accrued benefit liability...................................   (17,625)   (17,287)
                                                              --------   --------
Net amount recognized.......................................  $ (7,363)  $ (4,070)
                                                              ========   ========

     The Company has a supplemental retirement plan, which had an accumulated benefit obligation in excess of plan assets. The accumulated benefit obligation and fair value of plan assets for the supplemental retirement plan were $25.1 million and $8.6 million and $24.1 million and $8.3 million, as of December 31, 1998 and 1997, respectively.

     The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996, respectively (in thousands):

                                      PENSION BENEFITS                OTHER BENEFITS
                                ----------------------------      -----------------------
                                  1998       1997      1996        1998      1997    1996
                                --------   --------   ------      -------   ------   ----
Service cost..................  $  8,340   $  6,539   $  268      $ 1,460   $  915   $13
Interest cost.................    15,358     14,278    1,410        2,553    2,315     9
Expected return on plan
  assets......................   (18,531)   (16,433)    (576)        (192)    (196)
Amortization of prior service
  cost........................         4          4                (1,272)  (1,272)
Amortization of net (gain)
  loss........................        20          2                   319      194
                                --------   --------   ------      -------   ------   ---
Net periodic benefit cost.....  $  5,191   $  4,390   $1,102      $ 2,868   $1,956   $22
                                ========   ========   ======      =======   ======   ===

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

10.  PENSIONS AND OTHER EMPLOYEE BENEFITS -- (CONTINUED)
     The principal actuarial assumptions were:

                                                              1998     1997     1996
                                                              ----     ----     ----
  Discount rate.............................................  7.00%    7.25%    7.75%
  Expected return on plan assets............................  9.50%    9.50%    9.50%
  Rate of compensation increase.............................  4.25%    4.50%    4.50%

     Actuarial assumptions used a health care cost trend rate of 8.75% decreasing gradually to 5.25% by 2003. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates for 1998 would have the following effects:

                                                      1% INCREASE    1% DECREASE
                                                      -----------    -----------
Effect on total of service and interest cost
  components of net periodic postretirement health
  care benefit cost.................................  $  664,000     $ (522,000)
Effect on the health care component of the
  accumulated postretirement benefit obligation.....   4,436,000     (3,785,000)

  Employee Savings Plan

     In April, 1996 the Company adopted the employee savings plan which provides that the Company match the contributions of participating employees up to a designated level. Under this plan, the matching contributions in Loral common stock or cash were $6.1 million and $5.6 million for the years ended December 31, 1998 and 1997, respectively and $0.1 million for the nine months ended December 31, 1996.

11.  FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

     The carrying amount of cash and cash equivalents and restricted cash approximates fair value because of the short maturity of those instruments. The fair value of the investment in available-for-sale securities and Series C Preferred Stock are based on market quotations. The fair value of the Company's long-term debt is based on carrying value for those obligations that have short-term variable interest rates on the outstanding borrowings and based on quoted market prices for obligations with long-term interest rates.

     The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                     DECEMBER 31,
                                     ---------------------------------------------
                                              1998                    1997
                                     -----------------------   -------------------
                                      CARRYING       FAIR      CARRYING     FAIR
                                       AMOUNT       VALUE       AMOUNT     VALUE
                                     ----------   ----------   --------   --------
Cash and cash equivalents..........  $  546,772   $  546,772   $226,547   $226,547
Restricted cash....................      72,855       72,855
Investment in available-for-sale
  securities.......................      65,273       65,273     32,285     32,285
Long-term debt, including current
  maturities.......................   1,555,775    1,382,890    435,398    435,398
Series C Preferred Stock...........     735,437      775,300    733,762    916,930

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

11.  FINANCIAL INSTRUMENTS -- (CONTINUED)
     The fair value of investments in available-for-sale securities includes unrealized gains of $40 million and $7 million as of December 31, 1998 and 1997, respectively, which is included in accumulated other comprehensive income (see
Note 2).

  Foreign Currency Hedges

     As of December 31, 1998 and 1997, the Company had foreign currency exchange contracts (forwards and swaps) with several banks to purchase and sell foreign currencies, primarily Japanese yen, aggregating $197.5 million and $175.1 million, respectively. Such contracts were designated as hedges of certain foreign contracts and subcontracts to be performed by SS/L through May 2006. The fair value of these contracts, based on quoted market prices, was $189.7 million and $139 million as of December 31, 1998 and 1997, respectively. As of December 31, 1998 and 1997, deferred gains on forward contracts to sell foreign currencies, primarily yen, were $11.7 million and $26.6 million, respectively, and deferred losses on forward contracts to purchase foreign currencies, primarily yen, were $3.9 million and $9.5 million, respectively.

     The Company is exposed to credit-related losses in the event of nonperformance by counter parties to these financial instruments, but does not expect any counter party to fail to meet its obligation.

     The maturity of foreign currency exchange contracts held as of December 31, 1998 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts and payments to vendors under subcontracts. As of December 31, 1998 these foreign exchange contracts mature as follows (in thousands):

                                               TO PURCHASE               TO SELL
                                           --------------------    -------------------
                                              AT          AT          AT         AT
                                           CONTRACT     MARKET     CONTRACT    MARKET
YEARS TO MATURITY                            RATE        RATE        RATE       RATE
-----------------                          --------    --------    --------    -------
1........................................  $ 97,776    $101,924    $ 56,158    $49,705
2 to 5...................................    11,124      10,913      20,748     17,949
6 to 10..................................                            11,725      9,257
                                           --------    --------    --------    -------
                                           $108,900    $112,837    $ 88,631    $76,911
                                           ========    ========    ========    =======

12.  COMMITMENTS AND CONTINGENCIES

     In connection with the Merger between Old Loral and Lockheed Martin Corporation ("Lockheed Martin"), Lockheed Martin assumed approximately $206 million of the guarantee under the Globalstar credit agreement. The balance of $44 million of the guarantee was assumed by various Globalstar partners, including $11.7 million by SS/L. In addition, Loral has agreed to indemnify Lockheed Martin for its liability, if any, in excess of $150 million under its guarantee of the Globalstar credit agreement. Globalstar is currently financed without recourse to Loral other than the indemnification described above.

     The Company leases certain facilities, equipment and transponder capacity under agreements expiring at various dates. Certain leases covering facilities contain renewal and or purchase options which may be exercised by the Company. Rent expense was $26.4 million and $17.7 million for the year ended December 31, 1998 and 1997, respectively.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

12.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
     Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following as of December 31, 1998 (in thousands):

1999..............................................  $ 28,173
2000..............................................    25,346
2001..............................................    24,000
2002..............................................    20,604
2003..............................................    17,164
Thereafter........................................    53,414
                                                    --------
                                                    $168,701
                                                    ========

     The Company had outstanding letters of credit of approximately $98.7 million and $71.5 million as of December 31, 1998 and 1997, respectively.

     Loral has also guaranteed a $115 million term loan as of December 31, 1998.

     Due to the long lead times required to produce purchased parts and launch vehicles, the Company has entered into various purchase commitments with suppliers. These commitments aggregated approximately $900 million as of December 31, 1998.

     Prior to its acquisition by Loral, Loral Skynet sold several transponders under which title to specific transponders was transferred to the customer upon the customer's acceptance. Under the terms of the contracts, Loral Skynet continues to operate the satellites on which the transponders are located and provides a warranty for a period of 10 to 14 years, generally the economic life of the satellite. Depending on the contract, Loral Skynet is required to replace the transponders failing to meet operating specifications. All customers are entitled to a refund equal to the reimbursement value, as defined, in the event there is no repair or replacement. The reimbursement value is determined based on the original purchase price plus an interest factor from the time the payment is received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In case of satellite failure, the reimbursement value may be paid from proceeds received from insurance policies.

     In 1997, two satellites built by SS/L experienced solar array circuit failures. One customer asserted that, in light of the failures and uncertainty as to future failure, it has not accepted the satellite. Loral believes that this customer was contractually required to accept the satellite at completion of in-orbit testing and that risk of loss has passed to the customer. SS/L settled the other customer's claims in 1997. The statement of operations for 1997 includes the estimated impact of these events. In 1998, another SS/L-built satellite experienced degradation in the performance of two of its Ku-band antennae, which SS/L currently estimates could result in the loss of approximately 25% of the applicable orbital incentives, although further warranty claims could be made. Loral's 1998 consolidated financial statements include the effect of this item. Management believes that these matters will not have a material adverse effect on the financial condition or results of operations of Loral.

     SS/L is a target of a grand jury investigation being conducted by the office of the U.S. Attorney for the District of Columbia with respect to possible violations of export control laws that may have occurred in connection with the participation of SS/L employees on a committee formed in the wake of the 1996 crash of a Long March rocket in China and whose purpose was to consider whether studies of the crash made by the Chinese had correctly identified the cause of the failure. The Company is not in a position to predict the direction or outcome of the investigation. If SS/L were to be indicted and convicted of a criminal violation of

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

12. COMMITMENTS AND CONTINGENCIES -- (CONTINUED) the Arms Export Control Act, it would be subject to a fine of $1 million per violation and could be debarred from certain export privileges and, possibly, from participation in government contracts. Since many of SS/L's satellites are built for foreign customers and/or launched on foreign rockets, such a debarment would have a material adverse effect on SS/L's business, which is important to the Company. Indictment for such violations would subject SS/L to discretionary debarment from further export licenses. Whether or not SS/L is indicted or convicted, SS/L will remain subject to the State Department's general statutory authority to prohibit exports of satellites and related services if it finds a violation of the Arms Export Control Act that puts SS/L's reliability in question, and it can suspend export privileges whenever it determines that grounds for debarment exist and that such suspension "is reasonably necessary to protect world peace or the security or foreign policy of the United States."

     As far as SS/L can determine, no sensitive information or technology was conveyed to the Chinese, and no secret or classified information was discussed with or reported to them. SS/L believes that its employees acted openly and in good faith and that none engaged in intentional misconduct. Accordingly, the Company does not believe that SS/L has committed a criminal violation of the export control laws. The Company does not expect the grand jury investigation or its outcome to result in a material adverse effect upon its business. However, there can be no assurance as to these conclusions.

     Several Congressional committees have held hearings on U.S. satellite export policy toward China, alleged influence of campaign contributions (including contributions made by Loral's Chairman and Chief Executive Officer) on the Clinton Administration's export policy toward China and related matters. One of the House committees investigating these matters, chaired by Representative Cox, recently issued a classified report that is said to be critical of past government and industry technology transfer practices and policies. This report is also said to contain 38 proposals for legislative and executive action to address perceived concerns. It is possible that adoption of some or all of such proposals could have an adverse effect upon the ability of U.S.-based satellite manufacturers such as SS/L, and possibly other U.S. exporters, to market their products abroad in competition with foreign-based manufacturers, and might adversely affect their ability to perform existing contracts. In addition, the portions of the report that have not yet been declassified could contain negative comments about SS/L's compliance with the export control laws.

     On December 23, 1998, the Office of Defense Trade Controls ("ODTC") of the U.S. Department of State temporarily suspended the previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. According to ODTC, the purpose of the temporary suspension is to permit that agency to review the agreement for conformity with newly-enacted legislation (Section 74 of the Arms Export Control Act) with respect to the export of missile equipment or technology. SS/L has complied with ODTC's instructions, and believes that a review of the agreement will show that its terms comply with the new law. The ODTC, however, has not yet completed its review, and the scheduled launch date for ChinaSat-8 is being delayed. If such a delay were to continue for an extended period, or if the suspension was not lifted, SS/L's customer could decide to terminate the contract. If such a termination were to occur, SS/L would have to refund advances received from ChinaSat ($124 million as of December 31, 1998) and may incur penalties of up to $12 million and believes it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer. There can be no assurance that SS/L will be able to find such a replacement customer.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

13.  RELATED PARTY TRANSACTIONS

     In connection with contract performance, Loral provided services to and acquired services from Lockheed Martin for the years ended December 31, 1998 and 1997, respectively. A summary of such transactions and balances is as follows (in thousands):

                                                              YEARS ENDED
                                                             DECEMBER 31,
                                                          -------------------
                                                           1998        1997
                                                          -------    --------
Revenue from services sold..............................  $ 1,301    $  3,550
Cost of purchased services..............................   70,569      78,160
Balance at year end:
  Receivable............................................  $ 2,159    $     80
  Payable...............................................    4,317      29,589
                                                          -------    --------
Net payable.............................................  $ 2,158    $ 29,509
                                                          =======    ========

     Loral's sales to, purchase from, and balances with the Alliance Partners (see Note 3), including the effect of the related party transactions in Note 6, for the years ended December 31, 1998 and 1997, were as follows (in thousands):

                                                           1998        1997
                                                         --------    --------
Revenue from services sold...........................    $ 40,791    $ 39,303
Cost of purchased services...........................     190,070     147,777
Balance at year end:
  Receivable.........................................    $  6,579    $ 10,492
  Payable............................................      72,807      81,716
                                                         --------    --------
Net payable..........................................    $ 66,228    $ 71,224
                                                         ========    ========

14.  EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed based upon the weighted average number of shares of common stock and the Series A Preferred Stock outstanding. Diluted earnings (loss) per share excludes the assumed conversion of the Series C Preferred Stock as the effect would have been antidilutive for the years ended December 31, 1998 and 1997, respectively. For the year ended December 31, 1998, weighted options equating to approximately 1.8 million shares as calculated using the treasury stock method were excluded from the calculation of diluted loss per share, as the effect would have been antidilutive.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                       YEARS ENDED         NINE MONTHS
                                                      DECEMBER 31,            ENDED
                                                  ---------------------    DECEMBER 31,
                                                    1998         1997          1996
                                                  ---------    --------    ------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net income (loss).............................  $(138,798)   $ 40,004      $  8,877
  Preferred dividends and accretion.............    (46,425)    (26,315)
                                                  ---------    --------      --------
  Numerator for basic and diluted earnings per
     share -- net income (loss) applicable to
     common stockholders........................  $(185,223)   $ 13,689      $  8,877
                                                  =========    ========      ========

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

14.  EARNINGS (LOSS) PER SHARE -- (CONTINUED)

                                                       YEARS ENDED         NINE MONTHS
                                                      DECEMBER 31,            ENDED
                                                  ---------------------    DECEMBER 31,
                                                    1998         1997          1996
                                                  ---------    --------    ------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Denominator:
  Weighted average shares:
     Common Stock...............................    227,505     196,173       186,799
     Series A Preferred Stock...................     45,897      45,897        42,198
                                                  ---------    --------      --------
  Denominator for basic earnings per share......    273,402     242,070       228,997
  Effect of dilutive securities:
     Employee stock options.....................                  1,521           399
                                                  ---------    --------      --------
  Denominator for diluted earnings per share....    273,402     243,591       229,396
                                                  =========    ========      ========
Basic and diluted earnings (loss) per share.....  $   (0.68)   $   0.06      $   0.04
                                                  =========    ========      ========

15.  SEGMENTS

     Loral has four reportable business segments: Satellite Manufacturing and Technology, Fixed Satellite Services, Data Services and Global Mobile Telephony (see Note 1).

     In evaluating financial performance, management uses revenues and earnings before interest, taxes and depreciation and amortization ("EBITDA") as the measure of a segment's profit or loss. Segment results include the results of its subsidiaries and its affiliates, SatMex, Europe*Star and Globalstar, which are accounted for using the equity method in these consolidated financial statements. Intersegment revenues consist of satellites under construction by SS/L for Loral Skynet, Loral Orion, Globalstar and Europe*Star. The accounting policies of the reportable segments are the same as those described in Note 2.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

15.  SEGMENTS -- (CONTINUED)
Summarized financial information concerning the reportable segments is as follows (in thousands):

                            1998 SEGMENT INFORMATION

                                               SATELLITE
                                             MANUFACTURING      FIXED                       GLOBAL
                                                  AND         SATELLITE       DATA          MOBILE
                                             TECHNOLOGY(1)   SERVICES(2)   SERVICES(3)   TELEPHONY(4)   CORPORATE(5)     TOTAL
                                             -------------   -----------   -----------   ------------   ------------     -----
REVENUE AND EBITDA:
Revenue from external customers............   $  500,918     $  248,904    $   39,856                                  $  789,678
Intersegment revenue.......................      889,253          5,301                                                   894,554
                                              ----------     ----------    ----------                                  ----------
Gross revenue..............................   $1,390,171     $  254,205    $   39,856                                   1,684,232
                                              ==========     ==========    ==========
Revenue of unconsolidated affiliates(6)....                                                                              (104,779)
Intercompany revenue(7)....................                                                                              (277,751)
                                                                                                                       ----------
Consolidated revenue.......................                                                                            $1,301,702
                                                                                                                       ==========
EBITDA before development and start-up
  costs and affiliate and intercompany
  eliminations.............................   $  106,969     $  171,239    $  (13,306)                   $  (31,875)   $  233,027
Development and start-up costs(8)..........                                   (33,354)    $ (144,953)                    (178,307)
                                              ----------     ----------    ----------     ----------     ----------    ----------
EBITDA before affiliate and intercompany
  eliminations.............................   $  106,969     $  171,239    $  (46,660)    $ (144,953)    $  (31,875)       54,720
                                              ==========     ==========    ==========     ==========     ==========
EBITDA of unconsolidated affiliates(6).....                                                                                70,184
Intercompany EBITDA(7).....................                                                                               (23,655)
                                                                                                                       ----------
EBITDA(9)..................................                                                                               101,249
Depreciation and amortization..............                                                                               135,029
                                                                                                                       ----------
Operating loss.............................                                                                            $  (33,780)
                                                                                                                       ==========
OTHER DATA:
Depreciation and amortization before
  affiliate eliminations...................   $   39,696     $  130,793    $   10,193     $    1,731     $    2,981    $  185,394
                                              ==========     ==========    ==========     ==========     ==========
Depreciation and amortization of
  unconsolidated affiliates(6).............                                                                               (50,365)
                                                                                                                       ----------
Depreciation and amortization..............                                                                            $  135,029
                                                                                                                       ==========
Capital expenditures before affiliate
  eliminations.............................   $   39,650     $  638,924    $   27,287     $  564,629     $    2,387    $1,272,877
                                              ==========     ==========    ==========     ==========     ==========
Capital expenditures of unconsolidated
  affiliates(6)............................                                                                              (783,429)
                                                                                                                       ----------
Capital expenditures.......................                                                                            $  489,448
                                                                                                                       ==========
Total assets before affiliate
  eliminations.............................   $1,673,030     $3,371,073    $  152,667     $2,670,025     $1,238,434    $9,105,229
                                              ==========     ==========    ==========     ==========     ==========
Total assets of unconsolidated
  affiliates(6)............................                                                                            (3,876,014)
                                                                                                                       ----------
Total assets...............................                                                                            $5,229,215
                                                                                                                       ==========

---------------

(1) Satellite Manufacturing and Technology includes 100% of SS/L's results. In 1996 Loral increased its ownership in SS/L from 32.7% to 51% and used the equity method of accounting. In February 1997, Loral agreed to acquire the remaining 49% of SS/L.

(2) Fixed Satellite Services includes 100% of the following companies since their respective dates of acquisition. Loral Skynet acquired on March 14, 1997; Loral Orion's transponder leasing business acquired on March 20, 1998; SatMex, a 49% equity investee, acquired on November 17, 1997; and Europe*Star, a 47% equity investee, since December 1998.

(3) Data services includes 100% of CyberStar and 100% of Loral Orion's data services business since its acquisition on March 20, 1998.

(4) Includes 100% of Globalstar. Loral owned approximately 43%, 40% and 32% at December 31, 1998, 1997 and 1996, respectively.

(5) Represents unallocated corporate expenses incurred in support of the Company's operations.

(6) Represents amounts related to unconsolidated affiliates (SatMex, Europe*Star and Globalstar and in 1996, SS/L). These amounts are eliminated in order to arrive at Loral's consolidated results. Loral's proportionate share of these affiliates is included in equity in net loss from affiliates in Loral's consolidated statements of operations.

(7) Represents the elimination of intercompany sales and EBITDA, primarily for satellites under construction by SS/L for wholly-owned subsidiaries; as well as eliminating sales for the lease of transponder capacity by Data Services from Fixed Satellite Services.

(8) Represents EBITDA for operations in the development stage (CyberStar and Globalstar).

(9) EBITDA (which is equivalent to operating income/loss before depreciation and amortization) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral's operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

15.  SEGMENTS -- (CONTINUED)

                            1997 SEGMENT INFORMATION

                                SATELLITE
                              MANUFACTURING       FIXED                         GLOBAL
                                   AND          SATELLITE        DATA           MOBILE
                              TECHNOLOGY(1)    SERVICES(2)    SERVICES(3)    TELEPHONY(4)    CORPORATE(5)       TOTAL
                              -------------    -----------    -----------    ------------    ------------       -----
REVENUES AND EBITDA:
Revenue from external
  customers.................   $  822,885      $   82,229                                                    $   905,114
Intersegment revenue........      619,715             800                                                        620,515
                               ----------      ----------                                                    -----------
Gross revenue...............   $1,442,600      $   83,029                                                      1,525,629
                               ==========      ==========
Revenue of unconsolidated
  affiliates(6).............                                                                                     (12,893)
Intercompany revenue(7).....                                                                                    (200,145)
                                                                                                             -----------
Consolidated revenue........                                                                                 $ 1,312,591
                                                                                                             ===========
EBITDA before development
  and start-up costs and
  affiliate and intercompany
  eliminations..............   $   99,723      $   51,821                                     $  (15,719)    $   135,825
Development and start-up
  costs(8)..................                                  $  (32,612)     $  (87,055)                       (119,667)
                               ----------      ----------     ----------      ----------      ----------     -----------
EBITDA before affiliate and
  intercompany
  eliminations..............   $   99,723      $   51,821     $  (32,612)     $  (87,055)     $  (15,719)         16,158
                               ==========      ==========     ==========      ==========      ==========
EBITDA of unconsolidated
  affiliates(6).............                                                                                      77,197
Intercompany EBITDA(7)......                                                                                     (17,039)
                                                                                                             -----------
EBITDA(9)...................                                                                                      76,316
Depreciation and
  amortization..............                                                                                      62,764
                                                                                                             -----------
Operating income............                                                                                 $    13,552
                                                                                                             ===========

OTHER DATA:
Depreciation and
  amortization before
  affiliate eliminations....   $   35,308      $   31,825     $       78      $    1,016      $    1,387     $    69,614
                               ==========      ==========     ==========      ==========      ==========
Depreciation and
  amortization of
  unconsolidated
  affiliates(6).............                                                                                      (6,850)
                                                                                                             -----------
Depreciation and
  amortization..............                                                                                 $    62,764
                                                                                                             ===========
Capital expenditures before
  affiliate eliminations....   $   39,416      $  212,183     $    2,623      $  589,373      $    4,149     $   847,744
                               ==========      ==========     ==========      ==========      ==========
Capital expenditures of
  unconsolidated
  affiliates(6).............                                                                                    (592,404)
                                                                                                             -----------
Capital expenditures........                                                                                 $   255,340
                                                                                                             ===========
Total assets before
  affiliate eliminations....   $1,483,759      $1,825,845     $   24,921      $2,149,053      $  711,017     $ 6,194,595
                               ==========      ==========     ==========      ==========      ==========
Total assets of
  unconsolidated
  affiliates(6).............                                                                                  (3,184,148)
                                                                                                             -----------
Total assets................                                                                                 $ 3,010,447
                                                                                                             ===========

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

15.  SEGMENTS -- (CONTINUED)

                               NINE MONTHS ENDED
                               DECEMBER 31, 1996
                              SEGMENT INFORMATION

                                                                SATELLITE
                                                              MANUFACTURING       GLOBAL
                                                                   AND            MOBILE
                                                              TECHNOLOGY(1)    TELEPHONY(4)    CORPORATE(5)       TOTAL
                                                              -------------    ------------    ------------       -----
REVENUE AND EBITDA:
Revenue from external customers.............................   $  737,026                                      $  737,026
Intersegment revenue........................................      280,627                       $    5,088        285,715
                                                               ----------                       ----------     ----------
Gross revenue...............................................   $1,017,653                       $    5,088      1,022,741
                                                               ==========                       ==========
Revenue of unconsolidated affiliates(6).....................                                                   (1,017,653)
                                                                                                               ----------
Consolidated revenue........................................                                                   $    5,088
                                                                                                               ==========
EBITDA before development and start-up costs and affiliate
  and intercompany eliminations.............................   $   77,253                       $  (11,150)    $   66,103
Development and start-up costs(8)...........................                    $  (45,036)                       (45,036)
                                                               ----------       ----------      ----------     ----------
EBITDA before affiliate eliminations........................   $   77,253       $  (45,036)     $  (11,150)        21,067
                                                               ==========       ==========      ==========
EBITDA from unconsolidated affiliates(6)....................                                                      (32,217)
                                                                                                               ----------
EBITDA(9)...................................................                                                      (11,150)
Depreciation and amortization...............................                                                        1,051
                                                                                                               ----------
Operating loss..............................................                                                   $  (12,201)
                                                                                                               ==========

OTHER DATA:
Depreciation and amortization before affiliate
  eliminations..............................................   $   23,242       $      582      $    1,051     $   24,875
                                                               ==========       ==========      ==========
Depreciation and amortization of unconsolidated
  affiliates(6).............................................                                                      (23,824)
                                                                                                               ----------
Depreciation and amortization...............................                                                   $    1,051
                                                                                                               ==========
Capital expenditures before affiliate eliminations..........   $   26,731       $  279,613      $      540     $  306,884
                                                               ==========       ==========      ==========
Capital expenditures of unconsolidated affiliates(6)........                                                     (306,344)
                                                                                                               ----------
Capital expenditures........................................                                                   $      540
                                                                                                               ==========
Total assets before affiliate eliminations..................   $1,059,064       $  942,913      $1,699,326     $3,701,303
                                                               ==========       ==========      ==========
Total assets of unconsolidated affiliates(6)................                                                   (2,001,977)
                                                                                                               ----------
Total assets................................................                                                   $1,699,326
                                                                                                               ==========

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

15.  SEGMENTS -- (CONTINUED)

Revenue by Customer Location

     The following table presents revenues by country based on customer location for the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996 (in thousands).

                                                            1998         1997         1996
                                                         ----------   ----------   ----------
United States..........................................  $1,096,497   $  924,468     $5,088
People's Republic of China.............................      48,985      102,147
Japan..................................................      53,567       45,179
France.................................................      43,702       40,719
Philippines............................................       8,877       34,629
Thailand...............................................           9       77,422
Indonesia..............................................                   71,880
Other..................................................      50,065       16,147
                                                         ----------   ----------     ------
                                                         $1,301,702   $1,312,591     $5,088
                                                         ==========   ==========     ======

     During 1998, three commercial customers of the Satellite Manufacturing and Technology segment accounted for approximately 46%, 20% and 11%, respectively, of consolidated revenues. During 1997, one customer of the Satellite Manufacturing and Technology segment accounted for approximately 31% of consolidated revenues. See Note 6. During the nine months ended December 31, 1996, all consolidated revenue was attributable to a management fee earned from SS/L.

     With the exception of the Company's satellites in orbit (see Note 5), the Company's long-lived assets are primarily located in the United States.

16. QUARTERLY FINANCIAL INFORMATION (Unaudited, in thousands, except per share amounts)

                                                         QUARTER ENDED
                                    --------------------------------------------------------
                                    MARCH 31,    JUNE 30,    SEPTEMBER 30,*    DECEMBER 31,*
                                    ---------    --------    --------------    -------------
YEAR ENDED DECEMBER 31, 1998
Revenues..........................  $295,213     $248,260       $289,588         $468,641
EBITDA (see Note 15)..............    18,410       12,175         19,936           50,728
Operating income (loss)...........       982      (26,266)       (19,519)          11,023
Income (loss) before income taxes,
  equity in net loss of affiliates
  and minority interest...........     7,928      (31,299)        16,088          (18,345)
Net loss..........................    15,443       58,973         10,699           53,683
Preferred dividends and
  accretion.......................    11,606       11,607         11,606           11,606
Net loss applicable to common
  shareholders....................    27,049       70,580         22,305           65,289
Loss per share -- basic and
  diluted.........................     (0.11)       (0.27)         (0.08)           (0.23)
Market price per share
  High............................        30 1/2       33 15/16          31 7/8         20 1/2
  Low.............................        19           24 1/2          12 1/8          10 3/4

---------------
* The results of operations for the quarter ended September 30, 1998, includes a $35 million pre-tax gain on the sale of stock in an affiliate. The results of operations for the quarter ended December 31, 1998 includes a pre-tax loss recorded on the write-off of non-strategic investments of $29.5 million.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

16.  QUARTERLY FINANCIAL INFORMATION -- (CONTINUED)

                                                          QUARTER ENDED
                                     -------------------------------------------------------
                                     MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,*
                                     ---------    --------    -------------    -------------
YEAR ENDED DECEMBER 31, 1997
Revenues...........................  $340,353     $291,148      $371,118         $309,972
EBITDA (see Note 15)...............    18,914       12,018        20,912           24,472
Operating income (loss)............     9,337       (2,505)        2,321            4,399
Income before income taxes, equity
  in net loss of affiliates and
  minority interest................    19,476        3,120         9,663           94,723
Net income (loss)..................      (406)     (10,296)       (3,962)          54,668
Preferred dividends and
  accretion........................                 (2,947)      (11,633)         (11,735)
Net income (loss) applicable to
  common shareholders..............      (406)     (13,243)      (15,595)          42,933
Earnings (loss) per share -- basic
  and diluted......................      0.00        (0.06)        (0.06)            0.17
Market price per share
  High.............................        19 1/2       17 1/2         21              24 1/4
  Low..............................        14 1/8       13            14 1/16          19

---------------
* The results of operations for the quarter ended December 31, 1997, includes a $79.6 million pre-tax gain on the sale of K&F stock.

                          INDEPENDENT AUDITORS' REPORT

Space Systems/Loral, Inc.:

     We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of Space Systems/Loral, Inc. and its subsidiaries for the nine months ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects the results of operations and cash flows of Space System/Loral, Inc. and its subsidiaries for the nine months ended December 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
San Jose, California
February 24, 1997

                           SPACE SYSTEMS/LORAL, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                                 (In thousands)

                                                              NINE MONTHS
                                                                 ENDED
                                                              DECEMBER 31,
                                                                  1996
                                                              ------------
Revenues....................................................   $1,017,653
Costs and expenses..........................................      953,496
                                                               ----------
Gross profit................................................       64,157
Amortization of cost in excess of net assets acquired.......        5,058
Management fee..............................................        5,088
                                                               ----------
Operating income............................................       54,011
Interest income.............................................        9,179
Interest expense............................................        3,098
                                                               ----------
Income before income taxes, minority interest and equity in
  net loss of affiliate.....................................       60,092
Provision for income taxes..................................       27,643
                                                               ----------
Income before minority interest and equity in net loss of
  affiliate.................................................       32,449
Minority interest in losses of ISTI.........................          125
Equity in net loss of Globalstar, net of tax benefit........       (1,549)
                                                               ----------
Net income..................................................   $   31,025
                                                               ==========

                See notes to consolidated financial statements.

                           SPACE SYSTEMS/LORAL, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 1996
                       (In thousands, except share data)

                                                      COMMON STOCK         RETAINED
                                                   ------------------      EARNINGS
                                                   SHARES                (ACCUMULATED
                                                   ISSUED     AMOUNT       DEFICIT)       TOTAL
                                                   ------    --------    ------------    --------
Balance April 1, 1996............................  4,000     $466,668      $(18,800)     $447,868
Net income.......................................     --           --        31,025        31,025
                                                   -----     --------      --------      --------
Balance December 31, 1996........................  4,000     $466,668      $ 12,225      $478,893
                                                   =====     ========      ========      ========

                See notes to consolidated financial statements.

                           SPACE SYSTEMS/LORAL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                  NINE
                                                              MONTHS ENDED
                                                              DECEMBER 31,
                                                                  1996
                                                              ------------
Cash flows from operating activities:
  Net income................................................   $  31,025
  Depreciation and amortization.............................      23,242
  Deferred income taxes.....................................      26,673
  Minority interest in losses of ISTI.......................        (125)
  Equity in net loss of Globalstar..........................       1,549
  Changes in operating assets and liabilities:
     Contracts in process, including long-term
      receivables...........................................    (152,454)
     Inventories............................................     (37,990)
     Deposits and other current assets......................     (39,212)
     Prepaid pension cost and other assets..................     (16,208)
     Accounts payable and other current liabilities.........      (7,803)
     Customer advances......................................      37,501
     Postretirement and other liabilities...................         317
                                                               ---------
Net cash used in operating activities.......................    (133,485)
                                                               ---------
Investing activities:
  Capital expenditures......................................     (26,731)
  Investment in ABCN........................................     (10,000)
                                                               ---------
Net cash used in investing activities.......................     (36,731)
                                                               ---------
Financing activities:
  Proceeds from borrowings..................................     290,408
  Repayment of debt.........................................    (227,874)
                                                               ---------
Net cash provided by financing activities...................      62,534
                                                               ---------
Net decrease in cash and cash equivalents...................    (107,682)
Cash and cash equivalents, beginning of period..............     126,863
                                                               ---------
Cash and cash equivalents, end of period....................   $  19,181
                                                               =========
Supplemental information:
  Interest paid, net of amounts capitalized.................   $   2,562
                                                               =========
  Income taxes paid.........................................   $   1,449
                                                               =========

                See notes to consolidated financial statements.

                           SPACE SYSTEMS/LORAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Space Systems/Loral, Inc. ("SS/L"), a corporate joint venture owned by Loral Space & Communications Ltd. ("Loral") and four international aerospace and communications companies (the "Alliance Partners"), designs and produces geosynchronous and low-earth-orbit satellites and subsystems for communications, remote earth sensing and direct-to-home broadcast television. At December 31, 1996, Loral owned 51% of the common stock of SS/L and has agreed to increase its ownership to 100% by acquiring the remaining 49% held by the Alliance Partners (see Note 6). SS/L has operated under various agreements which specify actions which can be taken by it or its equity investors. The consolidated financial statements include the accounts of SS/L, its wholly owned foreign sales corporation subsidiary, and International Space Technology, Inc. ("ISTI"), a partially owned, corporate joint venture. All significant intercompany balances and transactions have been eliminated. The investment in Globalstar is accounted for on the equity method; intercompany profit is eliminated based on ownership interests.

  Change in Fiscal Year-end

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

  Cash and Cash Equivalents

     Cash equivalents consist of money market investments with an original maturity of less than 90 days.

  Major Customers

     Sales to the U.S. government represented 8% of revenues for the nine months ended December 31, 1996. Sales to foreign customers, primarily in Asia, represented 25% of revenues for the nine months ended December 31, 1996. For the nine months ended December 31, 1996 two commercial customers represented 28% and 15% of revenues.

  Inventories

     Inventories consist principally of common subassemblies not specifically identified to contracts in process, and are valued at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) or average cost method.

                           SPACE SYSTEMS/LORAL, INC.

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

     Revenue under cost-reimbursement type contracts is recognized as costs are incurred; incentive fees are estimated and recognized over the contract term.

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

  Property, Plant and Equipment

     Depreciation of property, plant and equipment is provided using predominantly accelerated methods over the estimated useful lives of the related assets (buildings and improvements 20 to 45 years; all other assets 2 to 10 years). Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements.

     Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), establishes the accounting standards for the impairment of long-lived assets and certain intangible assets. SS/L adopted SFAS 121 in the nine months ended December 31, 1996 and such adoption did not have any impact on its financial position or results of operations.

  Foreign Exchange Contracts

     SS/L enters into foreign exchange contracts as hedges against exchange rate fluctuations of future accounts receivable and accounts payable denominated in foreign currencies. Realized and unrealized gains and losses on foreign exchange contracts designated as hedges are deferred and recognized over the lives of the related contracts in process.

  Cost in Excess of Net Assets Acquired

     Cost in excess of the fair value of net assets acquired is being amortized over 40 years using the straight line method.

                           SPACE SYSTEMS/LORAL, INC.

     The carrying amount of Cost in Excess of Net Assets Acquired is evaluated on a recurring basis. Current and future profitability as well as current and future undiscounted cash flows, excluding financing costs, are primary indicators of recoverability. For the nine months ended December 31, 1996 there was no adjustment to the carrying amount of the Cost in Excess of Net Assets Acquired resulting from these evaluations.

  Operating Expenses

     Selling, general and administrative expenses for the nine months ended December 31, 1996 was $45,231,000 and includes independent research and development costs of $16,274,000. Depreciation and amortization expense was $18,184,000 and capitalized interest costs were $97,000 for the nine months ended December 31, 1996. Rent expense was $7,838,000 for the nine months ended December 31, 1996.

2.  INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                              NINE MONTHS ENDED
                                                                DECEMBER 31,
                                                                    1996
                                                              -----------------
                                                               (IN THOUSANDS)
Current:
  Federal...................................................       $   683
  State, local & foreign....................................           287
                                                                   -------
                                                                       970
Deferred, principally federal...............................        26,673
                                                                   -------
          Total.............................................       $27,643
                                                                   =======

     The provision for income taxes excludes a deferred tax benefit of $834,000 for the nine months ended December 31, 1996, related to SS/L's share of Globalstar, L.P. losses (see Note 3).

     The income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons:

                                                              NINE MONTHS ENDED
                                                                DECEMBER 31,
                                                                    1996
                                                              -----------------
                                                               (IN THOUSANDS)
Provision at statutory federal income tax rate..............       $21,032
State income taxes, net of federal income tax benefit.......         4,042
Non-deductible goodwill amortization........................         1,770
Losses of ISTI..............................................           229
Non-deductible meals, entertainment and lobbying expense....           370
Other.......................................................           200
                                                                   -------
          Total provision for income taxes..................       $27,643
                                                                   =======

3.  INVESTMENTS

     In March 1994, SS/L purchased an 11% limited partnership interest in Loral Qualcomm Satellite Services, L.P. ("LQSS") for $6,000,000. LQSS's only asset is 18,000,000 ordinary partnership interests in Globalstar, L.P. ("Globalstar"), which represents a 38.3% interest in the ordinary partnership interests of Globalstar at December 31, 1996. At December 31, 1996, SS/L and Loral had an effective 4.2% and 31.7% interest, respectively, in Globalstar's ordinary partnership interests. Globalstar was formed to design, construct

                           SPACE SYSTEMS/LORAL, INC.

and operate a worldwide, low-earth-orbit satellite-based digital telecommunications system. SS/L's investment has been reduced by $2,383,000 for the nine months ended December 31, 1996, to reflect the pretax effect of its proportionate share of Globalstar's losses.

     In connection with the construction of the Globalstar system, Globalstar entered into a $1.4 billion contract with SS/L to design, manufacture, test and obtain launch vehicles and launch services for its constellation of 56 satellites. Under the contract, SS/L has agreed to act as Globalstar's agent to obtain launch vehicles, arrange for the launch of Globalstar satellites and obtain insurance to cover the replacement cost of satellites or launch vehicles lost in the event of a launch failure. In addition, Globalstar has agreed to purchase from SS/L eight additional spare satellites at a cost of approximately $175 million. SS/L has entered into subcontracts with certain of Globalstar's direct or indirect limited partners, some of whom are shareholders of SS/L. Revenue recorded under the Globalstar contract for the nine months ended December 31, 1996 was $280,627,000.

4.  RELATED PARTY TRANSACTIONS

     SS/L, its shareholders and Loral have entered into a stockholders' agreement ("the Stockholders' Agreement") which provides for management fees to be paid to Loral, ranging from 0.5% to 1% of sales, as defined, depending upon SS/L's operating performance. Such management fees were $5,088,000 for the nine months ended December 31, 1996.

     The Stockholders' Agreement also requires SS/L to pay Loral an annual fee for overhead reimbursement, not to exceed 1% of SS/L's adjusted sales, as defined, for each fiscal year. This fee amounted to $2,695,000 for the nine months ended December 31, 1996.

     For the nine months ended December 31, 1996, SS/L was billed $10,066,000 by Loral and $5,154,000 by Lockheed Martin for certain operational, executive, administrative, financial, legal and other services provided by Loral and Lockheed Martin.

     In connection with contract performance, SS/L provided services to and acquired services from Lockheed Martin for the nine months ended December 31, 1996. A summary of such transactions is as follows:

                                                                   NINE
                                                               MONTHS ENDED
                                                               DECEMBER 31,
                                                                   1996
                                                              --------------
                                                              (IN THOUSANDS)
Revenue from services sold..................................     $  3,174
Cost of purchased services..................................      124,275

     SS/L's sales to, and purchases from, the Alliance partners are as follows:

                                                                   NINE
                                                               MONTHS ENDED
                                                               DECEMBER 31,
                                                                   1996
                                                              --------------
                                                              (IN THOUSANDS)
Revenue from services sold..................................     $ 55,019
Cost of purchased services..................................      150,608

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

                           SPACE SYSTEMS/LORAL, INC.

of $10.67 per share (weighted average fair value of $2.95 per share.) No options were exercised, and at December 31, 1996, options to purchase 1,473,500 shares were outstanding, none of which were exercisable.

     As described in Note 1, SS/L accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. SFAS No. 123, "Accounting for Stock-Based Compensation" requires the disclosure of pro forma net income had SS/L adopted the fair value method. SFAS No. 123 requires that equity instruments granted to an employee by a principal stockholder be included as part of the disclosure. The pro forma incremental effect on net income required to be disclosed under SFAS No. 123 is not material to SS/L's results of operations for the nine months ended December 31, 1996.

5.  COMMITMENTS AND CONTINGENCIES

     At December 31, 1996, SS/L was party to various noncancellable real estate leases with minimum aggregate rental commitments payable as follows (in thousands):

1997...............................................  $ 9,875
1998...............................................    8,574
1999...............................................    7,776
2000...............................................    7,284
2001...............................................    6,848
Thereafter.........................................   22,954
                                                     -------
                                                     $63,311
                                                     =======

     Leases covering major items of real estate contain renewal and/or purchase options which may be exercised by SS/L.

     Due to the long lead times required to produce purchased parts and launch vehicles, SS/L has entered into various purchase commitments with suppliers. These commitments aggregated $1,014,429,000 at December 31, 1996.

     SS/L is party to various litigation arising in the normal course of its operations. In the opinion of management, the ultimate liability for these matters, if any, will not have a material adverse effect on SS/L's financial position or results of operations.

6.  SS/L SHAREHOLDERS

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

                           SPACE SYSTEMS/LORAL, INC.

7.  PENSIONS AND OTHER EMPLOYEE BENEFITS

  Pensions

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

     Net pension costs include the following components:

                                                              NINE MONTHS ENDED
                                                                DECEMBER 31,
                                                                    1996
                                                              -----------------
                                                               (IN THOUSANDS)
Service cost -- benefits earned during the period...........       $ 3,808
Interest cost on projected benefit obligation...............         8,205
Actual loss (return) on plan assets.........................        (9,934)
Net amortization and deferral...............................           574
                                                                   -------
Net pension costs...........................................       $ 2,653
                                                                   =======

The principal actuarial assumptions are as follows:
  Discount rate.............................................   7.75%
  Rate of increase in compensation levels...................   4.50%
  Expected long-term rate of return on plan assets..........   9.50%

  Postretirement Health Care and Life Insurance Cost

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

     Postretirement health care and life insurance costs include the following components:

                                                                   NINE
                                                               MONTHS ENDED
                                                               DECEMBER 31,
                                                                   1996
                                                              --------------
                                                              (IN THOUSANDS)
Service cost -- benefits earned during the period...........      $  622
Interest cost on accumulated postretirement benefit
  obligation................................................       1,599
Net amortization and deferrals..............................        (916)
                                                                  ------
Total postretirement health care and life insurance costs...      $1,305
                                                                  ======

                           SPACE SYSTEMS/LORAL, INC.

     The principal assumptions used in determining the pension benefit obligation are as follows:

Discount rate...............................................   7.75%
Rate of increase in compensation levels.....................   4.50%
Present healthcare cost trend rate..........................  10.59%
Ultimate trend rate by the year 2004........................   5.50%

     Changing the assumed health care cost trend rate by 1% in each year would change the aggregate service and interest cost components for the nine months ended December 31, 1996 by approximately $325,000.

  Employee Savings Plan

     SS/L employees participate in the Loral Savings Plan ("the Plan"). Under the Plan, SS/L matches 60% of participating SS/L employees' contributions up to 6% of base pay. SS/L's matching cash contributions were $2,859,000 for the nine months ended December 31, 1996.

8.  INTERNATIONAL SPACE TECHNOLOGY, INC. COMMON STOCK TRANSACTIONS

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

                          INDEPENDENT AUDITORS' REPORT

     We have audited the consolidated financial statements of Loral Space & Communications Ltd. (a Bermuda company) as of December 31, 1998 and 1997, and for the years ended December 31, 1998 and 1997, and the nine months ended December 31, 1996, and have issued our report thereon dated February 16, 1999, included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 14(a)2 of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
New York, New York
February 16, 1999

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       LORAL SPACE & COMMUNICATIONS LTD.

                                 BALANCE SHEETS
                       (in thousands, except share data)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $  401,269    $  171,850
  Other current assets......................................       1,147         3,864
                                                              ----------    ----------
Total current assets........................................     402,416       175,714
Note receivable from unconsolidated subsidiary..............     346,600       349,000
Investments in affiliates...................................     626,977       435,053
Investment in unconsolidated subsidiaries...................   1,255,773       778,257
Due from unconsolidated subsidiaries........................     284,609       245,089
Other assets................................................      72,279        50,234
                                                              ----------    ----------
                                                              $2,988,654    $2,033,347
                                                              ==========    ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other current liabilities............  $   31,041    $   29,187
  Accrued interest and preferred dividends..................       8,928         9,478
  Income taxes payable......................................       2,844        12,004
  Deferred income taxes.....................................       1,796         1,796
                                                              ----------    ----------
Total current liabilities...................................      44,609        52,465
Deferred income taxes.......................................       6,542           362
Long-term liabilities.......................................       1,782
Commitments and contingencies
Shareholders' equity:
  Series A convertible preferred stock, $.01 par value;
     150,000,000 shares authorized, 45,896,977 shares
     issued.................................................         459           459
  Series B preferred stock, $.01 par value; 750,000 shares
     authorized and unissued................................
  6% Series C convertible redeemable preferred stock
     ($745,472 redemption value), $.01 par value; 20,000,000
     shares authorized, 14,909,437 shares issued............     735,437       733,762
  Common stock, $.01 par value; 750,000,000 shares
     authorized, 243,861,719 and 200,950,864 shares
     issued.................................................       2,439         2,010
  Paid-in capital...........................................   2,330,755     1,216,377
  Treasury stock, at cost; 174,195 and 101,053 shares.......      (3,360)       (1,680)
  Unearned compensation.....................................      (8,231)         (249)
  Retained earnings (deficit)...............................    (162,657)       22,566
  Accumulated other comprehensive income....................      40,879         7,275
                                                              ----------    ----------
Total shareholders' equity..................................   2,935,721     1,980,520
                                                              ----------    ----------
                                                              $2,988,654    $2,033,347
                                                              ==========    ==========

                       See note to financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                         NINE MONTHS
                                                           YEARS ENDED DECEMBER 31,         ENDED
                                                          ---------------------------    DECEMBER 31,
                                                              1998           1997            1996
                                                          ------------   ------------    ------------
Costs and expenses......................................   $  34,112       $ 14,123        $ 6,561
                                                           ---------       --------        -------
Operating loss..........................................     (34,112)       (14,123)        (6,561)
Interest and investment income..........................      53,217         60,915         34,717
Interest expense........................................                        695          6,000
Gain on sale of investments, net........................      15,494         79,591             --
                                                           ---------       --------        -------
Income before income taxes and equity in net loss of
  unconsolidated subsidiaries and affiliates............      34,599        125,688         22,156
Income taxes............................................       9,872         19,644          1,263
                                                           ---------       --------        -------
Income before equity in net loss of unconsolidated
  subsidiaries and affiliates...........................      24,727        106,044         20,893
Equity in net loss of unconsolidated subsidiaries.......     (46,593)       (19,243)        (7,307)
Equity in net loss of affiliates........................    (116,932)       (46,797)        (4,709)
                                                           ---------       --------        -------
Net income (loss).......................................    (138,798)        40,004          8,877
Preferred dividends and accretion.......................     (46,425)       (26,315)
                                                           ---------       --------        -------
Net income (loss) applicable to common stockholders.....   $(185,223)      $ 13,689        $ 8,877
                                                           =========       ========        =======
Earnings (loss) per share:
  Basic and diluted.....................................   $   (0.68)      $   0.06        $  0.04
                                                           =========       ========        =======
Weighted average shares outstanding:
  Basic.................................................     273,402        242,070        228,997
                                                           =========       ========        =======
  Diluted...............................................     273,402        243,591        229,396
                                                           =========       ========        =======

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                                                                         NINE MONTHS
                                                           YEARS ENDED DECEMBER 31,         ENDED
                                                          ---------------------------    DECEMBER 31,
                                                              1998           1997            1996
                                                          ------------   ------------    ------------
Net income (loss).......................................   $(138,798)      $ 40,004        $ 8,877
Other comprehensive income - unrealized gains on
  available-for-sale securities.........................      32,988          7,275
                                                           ---------       --------        -------
Comprehensive income (loss).............................   $(105,810)      $ 47,279        $ 8,877
                                                           =========       ========        =======

                       See note to financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                            NINE MONTHS
                                                               YEARS ENDED DECEMBER 31,        ENDED
                                                              ---------------------------   DECEMBER 31,
                                                                  1998           1997           1996
                                                              ------------   ------------   ------------
Operating activities:
  Net income (loss).........................................   $(138,798)     $   40,004    $     8,877
  Gain on investments.......................................     (15,494)        (79,591)
  Equity in net loss of affiliates..........................     116,932          46,797          4,709
  Equity in net loss of unconsolidated subsidiaries.........      46,593          19,243          7,307
  Deferred income taxes.....................................      10,082          (2,158)
  Accretion on GTL CPEOs and other non-cash interest
    income..................................................      (6,012)         (1,739)
  Depreciation and amortization.............................                          78
Changes in operating assets and liabilities, net of
  acquisitions:
  Due from unconsolidated subsidiaries......................     (39,520)       (244,898)           191
  Accounts payable and other current liabilities............       1,854           4,218           (217)
  Accrued interest and preferred dividends..................        (773)          3,283          5,340
  Income taxes payable......................................      (9,160)         10,741          1,263
  Other.....................................................      (8,953)        (64,630)        (5,010)
                                                               ---------      ----------    -----------
Cash used in operating activities...........................     (43,249)       (268,652)        22,460
                                                               ---------      ----------    -----------
Investing activities:
  Proceeds from the sale of investments, net of expenses....     246,868          79,591
  Investment in affiliates..................................    (517,272)       (250,496)        (6,425)
  Investments in unconsolidated subsidiaries................     (48,515)       (144,060)       (26,734)
  Other assets..............................................                     (52,454)
                                                               ---------      ----------    -----------
Cash used in investing activities...........................    (318,919)       (367,419)       (33,159)
                                                               ---------      ----------    -----------
Financing activities:
  Proceeds from sale of common stock........................     601,816
  Repayment (issuance) of note to unconsolidated
    subsidiary..............................................       2,400        (349,000)
  Proceeds from convertible preferred equivalent
    obligations.............................................                                    583,292
  Proceeds from exercise of stock options and issuances to
    employee savings plan...................................      32,121           7,338
  Preferred dividends.......................................     (44,750)        (25,435)
  Proceeds from the Distribution............................                                    612,274
  Transaction expenses related to the Distribution..........                                    (12,286)
  Advances from Loral Corporation prior to the
    Distribution............................................                                      2,425
                                                               ---------      ----------    -----------
Cash provided by financing activities.......................     591,587        (367,097)     1,185,705
                                                               ---------      ----------    -----------
Increase (decrease) in cash and cash equivalents............     229,419      (1,003,168)     1,175,006
Cash and cash equivalents -- beginning of period............     171,850       1,175,018             12
                                                               ---------      ----------    -----------
Cash and cash equivalents -- end of period..................   $ 401,269      $  171,850    $ 1,175,018
                                                               =========      ==========    ===========
Non-cash transactions:
  Common stock issued to acquire Orion......................   $ 469,025
                                                               =========
  Unrealized gain on available-for-sale securities..........   $  32,988      $    7,275
                                                               =========      ==========
  Mandatory exchange of Convertible Preferred Equivalent
    Obligations.............................................                  $  583,282
                                                                              ==========
  Issuance of Series C Preferred Stock to acquire equity
    interest in SS/L........................................                  $  149,600
                                                                              ==========
  Issuance of Loral common stock to acquire equity interest
    in SS/L and Globalstar partnership interests............                  $  148,387    $   100,313
                                                                              ==========    ===========
  Deferred purchase price to acquire Globalstar partnership
    interests...............................................                  $   24,787
                                                                              ==========
  Assets transferred from Loral Corporation at the
    Distribution............................................                                $    31,383
                                                                                            ===========
  Liabilities assumed from Loral Corporation at the
    Distribution............................................                                $    27,313
                                                                                            ===========
  Transfer of GTL common stock to acquire equity interest in
    SS/L....................................................                                $     5,158
                                                                                            ===========
Supplemental information:
  Interest paid.............................................   $   2,023      $   22,823
                                                               =========      ==========
  Taxes paid................................................   $   8,586      $    6,205
                                                               =========      ==========

                       See notes to financial statements.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         NOTES TO FINANCIAL STATEMENTS

     1. Loral Space & Communications Ltd. ("Loral"), a Bermuda company, is a holding company which is the ultimate parent of all Loral subsidiaries and is the registrant of all Loral securities. The accompanying financial statements reflect the financial position, results of operations and cash flows of Loral on a separate company basis. All subsidiaries of Loral are reflected as investments accounted for under the equity method of accounting. Accordingly intercompany payables and receivables have not been eliminated. This condensed financial information should be read in conjunction with the consolidated financial statements of Loral, included in Loral's Annual Report on Form 10-K for the year ended December 31, 1998.

     Loral's significant transactions with its subsidiaries other than the investment account and related equity in net loss of unconsolidated subsidiaries are the management fee charged by Loral SpaceCom Corporation ("SpaceCom") to Loral and intercompany payables and receivables resulting primarily from the funding of the construction of the Telstar and Loral Orion Satellites. The note receivable from SpaceCom relates to the Loral Skynet acquisition and bears interest at 8.2% per annum. Principal payments are restricted to a maximum of $149,000,000 by a financing arrangement entered into by SpaceCom.

     No cash dividends were paid to Loral by its subsidiaries or its affiliates during the years ended December 31, 1998 and 1997, or the nine months ended December 31, 1996.

                                 EXHIBIT INDEX

                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
 NUMBER                           DESCRIPTION                               PAGE
-------                           -----------                           ------------
    2.1   Restructuring, Financing and Distribution Agreement, dated as of January 7, 1996, among Loral Corporation, Loral
          Aerospace Holdings, Inc., Loral Aerospace Corp., Loral
          General Partner, Inc., Loral Globalstar L.P., Loral
          Globalstar Limited, the Registrant and Lockheed Martin
          Corporation(1)
    2.2   Amendment to Restructuring, Financing and Distribution
          Agreement, dated as April 15, 1996(1)
    2.3   Agreement for the Purchase and Sale of Assets dated as of
          September 25, 1996 by and between AT&T Corp., as Seller, and
          Loral Space & Communications Ltd., as Buyer(2)
    2.4   First Amendment to Agreement for the Purchase and Sale of
          Assets dated as of March 14, 1997 by and between AT&T Corp., as Seller, and Loral Space & Communications Ltd., as
          Buyer(3)
    2.5   Agreement and Plan of Merger dated as of October 7, 1997 by and among Orion Network Systems, Inc., Loral Space &
          Communications Ltd. and Loral Satellite Corporation(4)
    2.6   First Amendment to Agreement and Plan of Merger dated as of
          February 11, 1998 by and among Orion Network Systems, Inc.,
          Loral Space & Communications Ltd. and Loral Satellite
          Corporation(5)
    2.7   Second Amendment to Agreement and Plan of Merger dated as of
          March 20, 1998 by and among Orion Network Systems, Inc.,
          Loral Space & Communications Ltd. and Loral Satellite
          Corporation(12)
    3.1   Memorandum of Association(1)
    3.2   Memorandum of Increase of Share Capital(1)
    3.3   Second Amended and Restated Bye-laws(1)
    3.4   Schedule III to Second Amended and Restated Bye-laws
          relating to Registrant's 6% Series C Convertible Redeemable
          Preferred Stock(6)
    4.1   Rights Agreement dated March 27, 1996 between the Registrant and The Bank of New York, Rights Agent(1)
    4.2   Indenture dated as of January 15, 1999 relating to
          Registrant's 9 1/2% Senior Notes due 2006+
   10.1   Shareholders Agreement dated as of April 23, 1996 between
          Loral Corporation and the Registrant(1)
   10.2   Tax Sharing Agreement dated as of April 22, 1996 between
          Loral Corporation, the Registrant, Lockheed Martin
          Corporation and LAC Acquisition Corporation(1)
   10.3   Exchange Agreement dated as of April 22, 1996 between the
          Registrant and Lockheed Martin Corporation(1)
   10.4   Amended and Restated Agreement of Limited Partnership of
          Globalstar, L.P., dated as of January 26, 1999 among
          Loral/Qualcomm Satellite Services, L.P., Globalstar
          Telecommunications Limited, AirTouch Satellite Services,
          Inc., Dacom Corporation, Dacom International, Inc., Hyundai
          Corporation, Hyundai Electronics Industries Co., Ltd.,
          Loral/DASA Globalstar, L.P., Loral Space & Communications
          Ltd., San Giorgio S.p.A., TeleSat Limited, TE.S.AM and
          Vodafone Satellite Services Limited+
   10.5   Service Provider Agreements by and between Globalstar, L.P.
          and each of Loral General Partner, Inc. and Loral/DASA
          Globalstar, L.P.(8)
   10.6   Contract between Globalstar, L.P. and Space Systems/Loral,
          Inc.(8)

                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
 NUMBER                           DESCRIPTION                               PAGE
-------                           -----------                           ------------
   10.7   1996 Stock Option Plan(1)++
   10.7.1 Amendment to 1996 Stock Option Plan+++
   10.8   Common Stock Purchase Plan for Non-Employee Directors(1)++
   10.9   Employment Agreement between the Registrant and Bernard L.
          Schwartz(1)++
   10.9.1 Amendment dated as of March 1, 1997 to Employment Agreement between the Registrant and Bernard L. Schwartz(12)++
   10.10  Registration Rights Agreement dated as of August 9, 1996 among Loral Space & Communications Ltd., Lehman Brothers
          Capital Partners II, L.P., Lehman Brothers Merchant Banking
          Portfolio Partnership L.P., Lehman Brothers Offshore
          Investment Partnership L.P. and Lehman Brothers Offshore
          Investment Partnership-Japan L.P.(9)
   10.11  Registration Rights Agreement dated November 6, 1996 relating to the Registrant's 6% Convertible Preferred
          Equivalent Obligations due 2006(6)
   10.12  Registration Rights Agreement (Series C Preferred Stock)
          dated as of March 31, 1997 between Loral Space &
          Communications Ltd. and Finmeccanica S.p.A. and dated as
          June 23, 1997 among Loral Space & Communications Ltd.,
          Aerospatiale SNI and Alcatel Espace(10)
   10.13  Registration Rights Agreement (Common Stock) dated as of
          June 23, 1997 among Loral Space & Communications Ltd.,
          Aerospatiale SNI and Alcatel Espace(10)
   10.14  Alliance Agreement dated as of June 23, 1997 among Loral
          Space & Communications Ltd., Aerospatiale SNI, Alcatel
          Espace and Finmeccanica S.p.A.(10)
   10.15  Principal Stockholder Agreement dated as of October 7, 1997 among Loral Space & Communications Ltd., Loral Satellite
          Corporation, Orion Network Systems, Inc. and certain Orion stockholders signatory thereto(4)
   10.16  Amended and Restated Credit and Participation Agreement,
          dated as of November 14, 1997, among Loral SpaceCom
          Corporation, Space Systems/Loral, Inc., the Banks parties
          thereto, Bank of America National Trust and Savings
          Association, as Administrative Agent, and Istituto Bancario
          San Paolo di Torino S.p.A, individually and as Italian
          Export Financing and Arranger and as Selling Bank(11)
   10.16.1 First Amendment dated as of May 7, 1998 to and of the
          Amended and Restated Credit and Participation Agreement,
          dated as of November 14, 1997, among Loral SpaceCom
          Corporation, Space Systems/Loral, Inc., the Banks parties
          thereto, Bank of America National Trust and Savings
          Association, as Administrative Agent, and Istituto Bancario
          San Paolo di Torino S.p.A, individually and as Italian
          Export Financing and Arranger and as Selling Bank+
   10.17  Agreement of Limited Partnership of CyberStar, L.P. dated as of June 30, 1997(12)
   10.18  Purchase and Sale Agreement dated November 17, 1997 between the Federal Government of the United Mexican States and
          Corporativo Satelites Mexicanos, S.A. de C.V. for the
          purchase and sale of the capital stock of Satelites
          Mexicanos, S.A. de C.V. (English translation of Spanish
          original)(12)
   10.19  Amended and Restated Membership Agreement dated and effective as of August 21, 1998 among Loral SatMex Ltd. and
          Ediciones Enigma, S.A. de C.V. and Firmamento Mexicano, S.
          de R.L. de C.V.+

                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
 NUMBER                           DESCRIPTION                               PAGE
-------                           -----------                           ------------
   10.20  Letter Agreement dated December 29, 1997 between Loral Space
          & Communications Ltd., Telefonica Autrey S.A. de C.V.,
          Donaldson, Lufkin & Jenrette Securities Corporation, Lehman
          Brothers Inc. and Lehman Commercial Paper Inc. and related
          Agreement between the Federal Government of United Mexican
          States, Telefonica Autrey, S.A. de C.V., Ediciones Enigma,
          S.A. de C.V., Loral Space & Communications Ltd., Loral
          SatMex Ltd. and Servicios Corporativos Satelitales, S.A. de
          C.V.(12)
   10.21  Shareholders Agreement dated December 7, 1998 by and among
          Alcatel SpaceCom, Loral Space & Communications Ltd., Dr.
          Jurgen Schulte-Hillen and EuropeStar Limited+
   10.22  Registration Rights Agreement dated as of January 21, 1999 relating to Registrant's 9 1/2% Senior Notes due 2006+
   12     Statement Re: Computation of Ratios+
   21     List of Subsidiaries of the Registrant+
   23     Consent of Deloitte & Touche LLP+
   27     Financial Data Schedule (EDGAR only)+
   99.1   Consolidated Financial Statements of Globalstar, L.P. and
          Independent Auditors' Report(13)

---------------
 (1) Incorporated by reference from the Registrant's Registration Statement on Form 10 (No. 1-14180).

 (2) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on September 27, 1996.

 (3) Incorporated by reference from the Registrant's Current Report on Form 8-K on March 28, 1997.

 (4) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on October 10, 1997.

 (5) Incorporated by reference from the Registrant's Registration Statement on Form S-4 filed on February 17, 1998 (File No. 333-46407).

 (6) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the nine month period ended December 31, 1996.

 (7) Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed by Globalstar Telecommunications Limited (File No. 0-25456).

 (8) Incorporated by reference from the Registration Statement on Form S-1 of Globalstar Telecommunications Limited (File No. 33-86808).

 (9) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on August 13, 1996.

(10) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on July 8, 1997.

(11) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on December 9, 1997.

(12) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(13) Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed by Globalstar Telecommunications Limited and Globalstar, L.P. (File No. 0-25456).

  +  Filed herewith.

  ++ Management compensation plan.

     (b) Reports on Form 8-K

        None.