Form 10-Q
period 1999-03-31
LORAL SPACE & COMMUNICATIONS LTD
filed 1999-05-17
CIK 1006269

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

                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

     As of April 30, 1999, there were 244,089,361 shares of Loral Space & Communications Ltd. common stock outstanding.

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

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Revenues from satellite sales...............................  $247,830    $267,531
Revenues from satellite services............................    58,096      27,682
                                                              --------    --------
  Total revenues............................................   305,926     295,213
Costs of satellite sales....................................   215,299     243,276
Costs of satellite services.................................    44,952      16,127
Selling, general and administrative expenses................    46,841      34,828
                                                              --------    --------
Operating income (loss).....................................    (1,166)        982
Interest and investment income..............................    14,804       8,666
Interest expense............................................   (17,839)     (1,720)
                                                              --------    --------
Income (loss) before income taxes, equity in net loss of
  affiliates and minority interest..........................    (4,201)      7,928
Income tax expense..........................................    (2,397)     (3,063)
                                                              --------    --------
Income (loss) before equity in net loss of affiliates and
  minority interest.........................................    (6,598)      4,865
Equity in net loss of affiliates............................   (32,781)    (20,370)
Minority interest...........................................       878          62
                                                              --------    --------
Net loss....................................................   (38,501)    (15,443)
Preferred dividends and accretion...........................   (11,607)    (11,606)
                                                              --------    --------
Net loss applicable to common stockholders..................  $(50,108)   $(27,049)
                                                              ========    ========
Loss per share:
  Basic and diluted.........................................  $  (0.17)   $  (0.11)
                                                              ========    ========
Weighted average shares outstanding:
  Basic and diluted.........................................   289,703     249,336
                                                              ========    ========

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              MARCH 31,     DECEMBER 31,
                                                                 1999           1998
                                                              ----------    ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $  565,485     $  546,772
  Restricted cash...........................................      48,699         50,180
  Accounts receivable, net..................................      24,045         23,637
  Contracts in process......................................     399,709        378,685
  Inventories...............................................     182,986        191,245
  Other current assets......................................      29,022         35,197
                                                              ----------     ----------
          Total current assets..............................   1,249,946      1,225,716
Property, plant and equipment, net..........................   1,793,324      1,667,508
Cost in excess of net assets acquired, net..................     960,463        966,260
Long-term receivables.......................................     329,901        317,665
Restricted cash.............................................                     22,675
Investments in affiliates...................................     882,171        707,917
Deposits....................................................     124,470        140,970
Other assets................................................     172,697        180,504
                                                              ----------     ----------
                                                              $5,512,972     $5,229,215
                                                              ==========     ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of debt...................................  $   41,674     $   22,736
  Accounts payable..........................................     182,013        213,507
  Accrued employment costs..................................      43,648         44,256
  Customer advances.........................................     145,943        158,192
  Accrued interest and preferred dividends..................      27,264         37,860
  Other current liabilities.................................      16,711         34,890
  Income taxes payable......................................      17,706         17,630
                                                              ----------     ----------
          Total current liabilities.........................     474,959        529,071
Deferred income taxes.......................................      38,038         38,370
Pension and other postretirement liabilities................      51,720         50,470
Long-term liabilities.......................................     126,846        113,840
Long-term debt..............................................   1,918,777      1,533,039
Minority interest...........................................      27,736         28,704
Commitments and contingencies (Notes 4, 6 and 8)
Shareholders' equity:
  Series A convertible preferred stock, $.01 par value......         459            459
  Series B preferred stock, $.01 par value..................
  6% Series C convertible redeemable preferred stock
     ($745,472 redemption value)............................     735,861        735,437
  Common stock, $.01 par value..............................       2,441          2,439
  Paid-in capital...........................................   2,335,444      2,330,755
  Treasury stock, at cost...................................      (3,360)        (3,360)
  Unearned compensation.....................................      (7,430)        (8,231)
  Retained deficit..........................................    (212,765)      (162,657)
  Accumulated other comprehensive income....................      24,246         40,879
                                                              ----------     ----------
          Total shareholders' equity........................   2,874,896      2,935,721
                                                              ----------     ----------
                                                              $5,512,972     $5,229,215
                                                              ==========     ==========

---------------
Note: The December 31, 1998 balance sheet has been derived from the audited consolidated financial statements at that date.

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Operating activities:
  Net loss..................................................  $(38,501)   $(15,443)
  Equity in net loss of affiliates..........................    32,781      20,370
  Minority interest.........................................      (878)        (62)
  Deferred taxes............................................     1,936         719
  Non-cash interest income..................................      (297)       (375)
  Non-cash interest expense.................................     8,210
  Depreciation and amortization.............................    37,793      17,428
Change in operating assets and liabilities:
  Accounts receivable and contracts in process..............   (21,432)    (88,570)
  Inventories...............................................     8,259     (20,887)
  Deposits..................................................    16,500     (54,093)
  Long-term receivables.....................................   (12,236)      3,409
  Other assets..............................................    (1,154)     (5,270)
  Accounts payable..........................................   (31,494)     63,558
  Accrued expenses and other current liabilities............   (29,383)     (9,336)
  Income taxes payable......................................        76         404
  Customer advances.........................................   (12,249)     (8,481)
  Long-term liabilities.....................................    13,007       1,337
  Other.....................................................     2,871       1,177
                                                              --------    --------
Cash used in operating activities...........................   (26,191)    (94,115)
                                                              --------    --------
Investing activities:
  Cash acquired in connection with Orion acquisition........                53,801
  Investments in affiliates.................................  (208,678)     (9,339)
  Use and transfer of restricted cash.......................    24,919
  Capital expenditures......................................  (155,264)    (62,132)
                                                              --------    --------
Cash used in investing activities...........................  (339,023)    (17,670)
                                                              --------    --------
Financing activities:
  Net proceeds from issuance of 9 1/2% Senior Notes.........   343,875
  Borrowings under revolving credit facility, net...........    45,000      98,000
  Borrowings under note purchase facility...................     1,922       6,972
  Repayments of other long-term obligations.................      (454)
  Proceeds from exercise of stock options and issuances to
     employee savings plan..................................     4,767       6,889
  Contributions from minority partners......................                 9,996
  Preferred dividends.......................................   (11,183)    (11,182)
                                                              --------    --------
Cash provided by financing activities.......................   383,927     110,675
                                                              --------    --------
Increase (decrease) in cash and cash equivalents............    18,713      (1,110)
Cash and cash equivalents -- beginning of period............   546,772     226,547
                                                              --------    --------
Cash and cash equivalents -- end of period..................  $565,485    $225,437
                                                              ========    ========
Non-cash activities:
  Common stock issued to acquire Orion......................              $469,025
                                                                          ========
  Unrealized gain (loss) on available-for-sale securities...  $(15,720)   $  9,408
                                                              ========    ========

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1) ORGANIZATION AND PRINCIPAL BUSINESS

     Loral Space & Communications Ltd. together with its subsidiaries, ("Loral" or the "Company") is one of the world's leading satellite communications companies with substantial activities in satellite manufacturing and satellite-based communications services. Loral is developing the building blocks necessary to create a seamless, global networking capability for the information age. Loral is organized into four distinct operating segments (see Note 9):

     Satellite Manufacturing and Technology: Designing and manufacturing satellites and other space systems and developing satellite technology for a broad variety of customers and applications through Space Systems/Loral, Inc. ("SS/L"),

     Fixed Satellite Services ("FSS"): Leasing transponder capacity and providing value-added services to customers for a wide variety of applications, including the distribution of broadcast programming, news gathering, business television, distance learning and direct-to-home ("DTH") services, through the activities of Loral Skynet, Loral Orion, Inc. ("Loral Orion"), Satelites Mexicanos, S.A. de C.V. ("Satmex") and the recently formed Europe*Star Limited ("Europe*Star"),

     Data Services: Business in development, providing managed communications networks and Internet and intranet services through Loral Orion and delivering high-speed broadband data communications through CyberStar, L.P. ("CyberStar"), using transponder capacity on the Telstar and Loral Orion fleets, and

     Global Mobile Telephony: Will provide worldwide wireless mobile telephony and narrow-band data communications through a constellation of low-earth orbiting ("LEO") satellites (the "Globalstar(TM) System") operated by Globalstar, L.P. ("Globalstar").

2) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Loral pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Loral included in Loral's latest Annual Report on Form 10-K.

3) ACCOUNTING POLICIES

  Comprehensive loss

     Loral follows Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities

                       LORAL SPACE & COMMUNICATIONS LTD.

and foreign currency translation adjustments to be included in accumulated other comprehensive income. Comprehensive loss for the three months ended March 31, 1999 and 1998 was:

                                                               1999       1998
                                                              -------    -------
                                                                (IN THOUSANDS)
Net loss....................................................  $38,501    $15,443
Unrealized (gain) loss on available-for-sale securities.....   15,720     (9,408)
Cumulative translation adjustment...........................      913
                                                              -------    -------
Comprehensive loss..........................................  $55,134    $ 6,035
                                                              =======    =======

  Restricted Cash

     In connection with the Orion acquisition, Loral acquired cash and cash equivalents which are restricted in use to the construction of satellites and payment of interest on Orion's senior notes. As of March 31, 1999, these restricted assets aggregated $48.7 million.

  Reclassifications

     Certain reclassifications have been made to conform prior period amounts to the current period presentation.

4) ACQUISITIONS AND INVESTMENTS IN AFFILIATES

  Acquisitions

     On March 20, 1998, Loral acquired all of the outstanding stock, of Orion Network Systems, Inc. ("Orion") in exchange for Loral common stock. Loral issued 18 million shares of its common stock and assumed existing Orion vested options and warrants to purchase 1.4 million shares of Loral common stock representing an aggregate purchase price of $472.5 million. The purchase price represented $447.7 million in excess of Orion's net book value, which was primarily allocated to costs in excess of net assets acquired of $619.7 million, and a fair value adjustment of $153.4 million to increase the carrying value of Orion's senior notes and senior discount notes. In addition, Loral agreed to assume Orion's unvested employee stock options, which resulted in a new measurement date and an unearned compensation charge of $4.5 million, to be amortized over the remaining vesting periods of the options. Loral accounted for this acquisition as a purchase as of March 31, 1998. Accordingly, Loral's consolidated financial statements include Orion's results of operations from April 1, 1998.

     Had the acquisition of Orion occurred on January 1, 1998, the unaudited pro forma sales, operating loss, net loss applicable to common stockholders and related basic and diluted loss per share for the three months ended March 31, 1998 would have been: $314 million, $15 million, $47 million and $0.18, respectively. These results, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisition been consummated on January 1, 1998.

  Investments in Affiliates

     Globalstar

     In January 1999, Globalstar Telecommunications Limited ("GTL"), a general partner of Globalstar, completed a private offering of $350 million of convertible redeemable preferred stock (of which Loral purchased $150 million face amount, to maintain its ownership percentage). GTL in turn used the net proceeds from its offering to purchase redeemable preferred partnership interests of Globalstar, which in turn is using the funds for the construction and deployment of the Globalstar(TM) System.

                       LORAL SPACE & COMMUNICATIONS LTD.

     As of March 31, 1999, Loral owned directly and indirectly 24.7 million ordinary partnership interests (42.6%) of the total 58.2 million Globalstar ordinary partnership interests outstanding. During the first quarter of 1999, Loral capitalized interest of $8.3 million on its investment in Globalstar.

  Satmex

     In connection with the privatization by the Federal Government of Mexico (the "Mexican Government") of its fixed satellite services business, Loral and Principia, S.A. de C.V. ("Principia"), formerly known as Telefonica Autrey, S.A. de C.V., formed a joint venture, Firmamento Mexicano, S.A. de R.L. de C.V. ("Holdings"). On November 17, 1997, Holdings acquired 75% of the outstanding capital stock of Satmex for $646.8 million. The purchase price was financed by a Loral equity contribution of $94.6 million, a Principia equity contribution of $50.9 million and debt issued by Servicios Corporativos Satelitales, S.A. de C.V. ("Servicios"), a wholly owned subsidiary of Holdings. As part of the acquisition, Servicios agreed to issue a $125.1 million seven year obligation bearing interest at 6.03% to the Mexican Government (the "Government Obligation") in consideration for the assumption by Satmex of the debt incurred by Servicios in connection with the acquisition. Holdings and the Mexican Government have reached an agreement in principle to increase the amount of the Government Obligation by approximately $5 million. The debt of Satmex and Servicios is non-recourse to Loral and Principia. However, Loral and Principia have agreed to maintain assets in a collateral trust in an amount equal to the value of the Government Obligation through December 30, 2000 and, thereafter, in an amount equal to 1.2 times the value of the Government Obligation until maturity. As of March 31, 1999, Loral and Principia have pledged their respective shares in Holdings in such trust. Loral has a 65% interest in Holdings and a 49% indirect economic interest in Satmex.

     On March 30, 1999, Loral acquired 577,554 shares of preferred stock of Satmex at a purchase price of approximately $30.3 million. The preferred stock has limited voting rights, pays a dividend in common stock of Satmex and is exchangeable, at Satmex's option, into common stock of Satmex based upon a predetermined exchange ratio.

  Europe*Star

     In December 1998, Loral finalized its strategic partnership with a subsidiary of Alcatel to jointly build and operate Europe*Star, a geostationary satellite system anticipated to provide broadcast and telecommunications services to Europe, the Middle East, Southeast Asia, India and South Africa. Alcatel will serve as the primary contractor of the Europe*Star turnkey system. SS/L will provide the satellite bus and test and integrate the satellites. Through March 31, 1999, Loral invested $66 million in Europe*Star, including $17 million during the first quarter of 1999. As of March 31, 1999, Loral owned 47% of Europe*Star.

  SkyBridge

     In June 1997, Loral and Alcatel formed a strategic partnership to jointly develop, deploy and operate high-speed global multimedia satellite networks that will bring high-bandwidth services to businesses and to consumers. The agreement includes cross investments in Loral's geostationary (GEO) satellite-based CyberStar project and Alcatel's low-earth-orbit (LEO) satellite-based SkyBridge project. Each company will participate in the development of the two projects. The SkyBridge project is currently in the development stage. As of March 31, 1999, Loral owned approximately 17% of the outstanding partnership interests in SkyBridge.

                       LORAL SPACE & COMMUNICATIONS LTD.

     Investments in affiliates is as follows:

                                                       MARCH 31,    DECEMBER 31,
                                                         1999           1998
                                                       ---------    ------------
                                                            (IN THOUSANDS)
Globalstar...........................................  $691,344       $555,906
Satmex...............................................    98,432         74,159
Europe*Star..........................................    61,828         45,413
SkyBridge............................................     6,283         14,053
Other affiliates.....................................    24,284         18,386
                                                       --------       --------
                                                       $882,171       $707,917
                                                       ========       ========

     Equity in net loss of affiliates consists of:

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
                                                             (IN THOUSANDS)
Globalstar, net of tax benefit...........................  $17,921    $11,086
Satmex...................................................    6,026      6,910
Europe*Star..............................................      643
SkyBridge, net of tax benefit............................    6,799      1,214
Other affiliates.........................................    1,392      1,160
                                                           -------    -------
                                                           $32,781    $20,370
                                                           =======    =======

     The following table represents the summary of results of operations of certain of Loral's affiliates for the three months ended March 31, 1999 and 1998 (in thousands):

                                            1999                     1998
                                    ---------------------    ---------------------
                                    GLOBALSTAR    SATMEX     GLOBALSTAR    SATMEX
                                    ----------    -------    ----------    -------
Sales.............................   $     --     $27,977     $     --     $25,908
Operating income (loss)...........    (42,681)      7,151      (24,761)      6,730
Net loss..........................    (40,368)     (8,497)     (19,596)    (15,237)
Net loss applicable to ordinary
  partnership interests...........    (45,118)                 (24,896)

                       LORAL SPACE & COMMUNICATIONS LTD.

5) CONTRACTS IN PROCESS

                                                       MARCH 31,    DECEMBER 31,
                                                         1999           1998
                                                       ---------    ------------
                                                            (IN THOUSANDS)
U.S. Government contracts:
  Amounts billed.....................................  $ 10,353       $  9,099
  Unbilled contract receivables......................    12,472         11,543
                                                       --------       --------
                                                         22,825         20,642
                                                       --------       --------
Commercial contracts:
  Amounts billed.....................................   226,790        216,775
  Unbilled contract receivables......................   150,094        141,268
                                                       --------       --------
                                                        376,884        358,043
                                                       --------       --------
                                                       $399,709       $378,685
                                                       ========       ========

     Unbilled amounts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed upon shipment of the product, achievement of contractual milestones, or completion of the contract and are reclassified to billed receivables.

6) LONG TERM DEBT

                                                     MARCH 31,     DECEMBER 31,
                                                        1999           1998
                                                     ----------    ------------
                                                           (IN THOUSANDS)
Term loan, 6.725% and 6.7% at March 31, and
  December 31, respectively........................  $  275,000     $  275,000
Revolving credit facility, 6.725% and 6.7% at March
  31 and December 31, respectively.................     250,000        205,000
Note purchase facility.............................     128,579        126,657
9 1/2% senior notes due 2006.......................     350,000
Export-Import credit facility......................      15,018         15,018
Other..............................................         591            605
Non-recourse debt of Orion:
  11.25% senior notes due 2007 (principal amount
     $443 million).................................     506,149        507,573
  12.5% senior discount notes due 2007 (principal
     amount $484 million)..........................     418,446        408,812
  Other............................................      16,668         17,110
                                                     ----------     ----------
Total debt.........................................   1,960,451      1,555,775
Less, current maturities...........................      41,674         22,736
                                                     ----------     ----------
                                                     $1,918,777     $1,533,039
                                                     ==========     ==========

     In January 1999, Loral sold $350 million principal amount of 9 1/2% Senior Notes due 2006 ("Senior Notes"). The Senior Notes are general unsecured obligations of Loral that: (1) are structurally junior in right of payment to all existing and future indebtedness of Loral's subsidiaries; (2) are equal in right of payment with all existing and future senior indebtedness of Loral (except as to assets pledged to secure such Indebtedness); and (3) are senior in right of payment to any future indebtedness which is by its terms junior in right of payment to any senior Indebtedness of Loral.

                       LORAL SPACE & COMMUNICATIONS LTD.

     Interest on the Senior Notes accrue at the rate of 9 1/2% per annum and are payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 1999. The Senior Notes will mature on January 15, 2006. Loral may redeem all or part of the Senior Notes on or after January 15, 2003. Prior to January 15, 2002, Loral may redeem up to 35% of the Senior Notes from the proceeds of certain equity offerings. Upon a change of control (as defined), each holder of Senior Notes will have the right to require Loral to repurchase such holder's Senior Notes at a price equal to 101% of the principal amount thereof plus accrued interest to the date of repurchase.

     Loral used a portion of the proceeds from the Senior Notes to purchase $150 million face amount of GTL convertible preferred stock, in order to maintain its ownership interest in Globalstar (see Note 4).

7) LOSS PER SHARE

     Basic loss per share is computed based on the weighted average number of shares of common stock and the Series A Preferred Stock outstanding. Diluted loss per share excludes the assumed conversion of the Series C Preferred Stock and stock options as the effect would have been antidilutive.

     The following table sets forth the computation of basic and diluted loss per share:

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Numerator:
  Net loss..................................................   $38,501      $15,443
  Preferred dividends and accretion.........................    11,607       11,606
                                                               -------      -------
Numerator for basic and diluted earnings per share -- net
  loss applicable to common stockholders....................   $50,108      $27,049
                                                               =======      =======
Denominator:
  Weighted average shares:
     Common stock...........................................   243,806      203,439
     Series A Preferred Stock...............................    45,897       45,897
                                                               -------      -------
  Denominator for basic earnings per share..................   289,703      249,336
  Effect of dilutive securities:
     Series C Preferred Stock...............................         *            *
     Employee stock options.................................         *            *
                                                               -------      -------
  Denominator for diluted earnings per share................   289,703      249,336
                                                               =======      =======
Basic and diluted loss per share............................   $  0.17      $  0.11
                                                               =======      =======

---------------
* Effect is antidilutive.

8) CONTINGENCIES

     In connection with the merger between Loral Corporation and Lockheed Martin Corporation ("Lockheed Martin"), Lockheed Martin assumed approximately $206 million of a guarantee under a Globalstar credit agreement. The balance of $44 million of the guarantee was assumed by various Globalstar partners, including $11.7 million by SS/L. In addition, Loral has agreed to indemnify Lockheed Martin for its liability, if any, in excess of $150 million under its guarantee of the Globalstar credit agreement. Globalstar is currently financed without recourse to Loral other than the indemnification and the SS/L guarantee described above.

                       LORAL SPACE & COMMUNICATIONS LTD.

     Prior to its acquisition by Loral, Loral Skynet sold several transponders under which title to specific transponders was transferred to the customer. Under the terms of the sales contracts, Loral Skynet continues to operate the satellites on which the transponders are located and provides a warranty for a period of 10 to 14 years, generally the economic life of the satellite. Depending on the contract, Loral Skynet is required to replace any transponders failing to meet operating specifications. All customers are entitled to a refund equal to the reimbursement value, as defined, in the event there is no replacement. The reimbursement value was determined based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In case of satellite failure, the reimbursement value may be paid from proceeds received from insurance policies.

     In 1997, two satellites built by SS/L experienced solar array circuit failures. One customer asserted that, in light of the failures and uncertainty as to future failure, it had not accepted the satellite. Loral believes that this customer was contractually required to accept the satellite at completion of in-orbit testing and that risk of loss has passed to the customer. SS/L settled the other customer's claims in 1997. In 1998, another SS/L-built satellite experienced degradation in the performance of two of its Ku-band antennae, which SS/L currently estimates could result in the loss of approximately 25% of the applicable orbital incentives, although additional warranty claims could be made. Loral's 1998 consolidated financial statements include the estimated impact of these events. Management believes that these matters will not have a material adverse effect on the financial condition or results of operations of Loral.

     SS/L is a target of a grand jury investigation being conducted by the office of the U.S. Attorney for the District of Columbia with respect to possible violations of export control laws that may have occurred in connection with the participation of SS/L employees on a committee formed in the wake of the 1996 crash of a Long March rocket in China and whose purpose was to consider whether studies of the crash made by the Chinese had correctly identified the cause of the failure. The Company is not in a position to predict the direction or outcome of the investigation. If SS/L were to be indicted and convicted of a criminal violation of the Arms Export Control Act, it would be subject to a fine of $1 million per violation and could be debarred from certain export privileges and, possibly, from participation in government contracts. Since many of SS/L's satellites are built for foreign customers and/or launched on foreign rockets, such a debarment would have a material adverse effect on SS/L's business, which is important to the Company. Indictment for such violations would subject SS/L to discretionary debarment from further export licenses. Whether or not SS/L is indicted or convicted, SS/L remains subject to the State Department's general statutory authority to prohibit exports of satellites and related services if it finds a violation of the Arms Export Control Act that puts SS/L's reliability in question, and it can suspend export privileges whenever it determines that grounds for debarment exist and that such suspension "is reasonably necessary to protect world peace or the security or foreign policy of the United States."

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

                       LORAL SPACE & COMMUNICATIONS LTD.

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

     On December 23, 1998, the Office of Defense Trade Controls ("ODTC") of the U.S. Department of State temporarily suspended the previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. According to ODTC, the purpose of the temporary suspension is to permit that agency to review the agreement for conformity with newly-enacted legislation (Section 74 of the Arms Export Control Act) with respect to the export of missile equipment or technology. SS/L has complied with ODTC's instructions, and believes that a review of the agreement will show that its terms comply with the new law. The ODTC, however, has not yet completed its review, and the scheduled launch date for ChinaSat-8 is being delayed. If such a delay were to continue for an extended period, or if the suspension was not lifted, SS/L's customer could decide to terminate the contract. If such a termination were to occur, SS/L would have to refund advances received from ChinaSat ($124 million as of March 31, 1999) and may incur penalties of up to $12 million and believes it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer. There can be no assurance that SS/L will be able to find such a replacement customer.

     In March 1999, jurisdiction for satellite licensing was transferred from the Commerce Department to the State Department, and the State Department has issued regulations relating to the export of, and disclosure of technical information related to, satellites and related equipment. SS/L anticipates that obtaining licenses and technical assistance agreements under these new regulations will take more time and will be considerably more burdensome than in the past. Delays in obtaining the necessary licenses and technical assistance agreements may delay SS/L's performance on existing contracts, and, as a result, SS/L may incur penalties or lose incentive payments under these contracts. In addition, such delays may have an adverse effect on SS/L's ability to compete against foreign satellite manufacturers for new satellite contracts.

9) SEGMENTS

     Loral has four reportable business segments: Satellite Manufacturing and Technology, Fixed Satellite Services, Data Services and Global Mobile Telephony (see Note 1).

     In evaluating financial performance, management uses revenues and earnings before interest, taxes and depreciation and amortization ("EBITDA") as the measure of a segment's profit or loss. Segment results include the results of Loral's subsidiaries and its affiliates, Satmex, Europe*Star and Globalstar, which are accounted for using the equity method in these condensed consolidated financial statements. Intersegment revenues primarily consists of satellites under construction by SS/L for Loral Skynet, Loral Orion, Globalstar and Europe*Star.

                       LORAL SPACE & COMMUNICATIONS LTD.

     Summarized financial information concerning the reportable segments is as follows for the three months ending March 31, 1999 and 1998 (in millions):

                            1999 SEGMENT INFORMATION

                                              SATELLITE
                                            MANUFACTURING      FIXED                       GLOBAL
                                                 AND         SATELLITE       DATA          MOBILE
                                             TECHNOLOGY     SERVICES(1)   SERVICES(2)   TELEPHONY(3)   CORPORATE(4)     TOTAL
                                            -------------   -----------   -----------   ------------   ------------     -----
REVENUE AND EBITDA:
Revenue from external customers...........   $    140.7     $     69.7    $     16.3                                  $    226.7
Intersegment revenue......................        185.8            2.4                                                     188.2
                                             ----------     ----------    ----------                                  ----------
Gross revenue.............................   $    326.5     $     72.1    $     16.3                                       414.9
                                             ==========     ==========    ==========
Revenue of unconsolidated affiliates(5)...                                                                                 (28.0)
Intercompany revenue(6)...................                                                                                 (81.0)
                                                                                                                      ----------
Consolidated revenue......................                                                                            $    305.9
                                                                                                                      ==========
EBITDA before development and start-up
  costs and affiliate and intercompany
  eliminations............................   $     30.6     $     47.6    $     (2.3)                   $     (8.2)   $     67.7
Development and start-up costs(7).........                                      (4.4)    $    (42.1)                       (46.5)
                                             ----------     ----------    ----------     ----------     ----------    ----------
EBITDA before affiliate and intercompany
  eliminations............................   $     30.6     $     47.6    $     (6.7)    $    (42.1)    $     (8.2)         21.2
                                             ==========     ==========    ==========     ==========     ==========
EBITDA of unconsolidated affiliates(5)....                                                                                  21.7
Intercompany EBITDA(6)....................                                                                                  (6.3)
                                                                                                                      ----------
EBITDA(8).................................                                                                                  36.6
Depreciation and amortization.............                                                                                  37.8
                                                                                                                      ----------
Operating loss............................                                                                            $     (1.2)
                                                                                                                      ==========
OTHER DATA:
Depreciation and amortization before
  affiliate eliminations..................   $      8.8     $     38.0    $      4.2     $      0.5     $      0.8    $     52.3
                                             ==========     ==========    ==========     ==========     ==========
Depreciation and amortization of
  unconsolidated affiliates(5)............                                                                                 (14.5)
                                                                                                                      ----------
Depreciation and amortization.............                                                                            $     37.8
                                                                                                                      ==========
Total assets before affiliate
  eliminations............................   $  1,679.4     $  3,484.3    $    130.8     $  3,005.0     $  1,459.6    $  9,759.1
                                             ==========     ==========    ==========     ==========     ==========
Total assets of unconsolidated
  affiliates(5)...........................                                                                              (4,246.1)
                                                                                                                      ----------
Total assets..............................                                                                            $  5,513.0
                                                                                                                      ==========

---------------

(1) Fixed Satellite Services includes 100% of the following companies: Loral Skynet; Loral Orion's transponder leasing business acquired on March 20, 1998; Satmex, a 49% equity investee; and Europe*Star, a 47% equity investee, since December 1998.

(2) Data services includes 100% of CyberStar (in which Loral owns an 82% equity interest) and 100% of Loral Orion's data services business since its acquisition on March 20, 1998.

(3) Includes 100% of Globalstar. Loral owned approximately 43% and 40% at March 31, 1999 and 1998, respectively.

(4) Represents unallocated corporate expenses incurred in support of the Company's operations.

(5) Represents amounts related to unconsolidated affiliates (Satmex, Europe*Star and Globalstar). These amounts are eliminated in order to arrive at Loral's consolidated results. Loral's proportionate share of these affiliates is included in equity in net loss of affiliates in Loral's condensed consolidated statements of operations.

(6) Represents the elimination of intercompany sales and EBITDA, primarily for satellites under construction by SS/L for wholly-owned subsidiaries; as well as eliminating sales for the lease of transponder capacity by Data Services from Fixed Satellite Services.

(7) Represents EBITDA for operations in the development stage (CyberStar and Globalstar).

(8) EBITDA (which is equivalent to operating income/loss before depreciation and amortization) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral's operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

                       LORAL SPACE & COMMUNICATIONS LTD.

                            1998 SEGMENT INFORMATION

                                              SATELLITE
                                            MANUFACTURING      FIXED                       GLOBAL
                                                 AND         SATELLITE       DATA          MOBILE
                                             TECHNOLOGY     SERVICES(1)   SERVICES(2)   TELEPHONY(3)   CORPORATE(4)     TOTAL
                                            -------------   -----------   -----------   ------------   ------------     -----
REVENUES AND EBITDA:
Revenue from external customers...........   $    140.9     $     53.0                                                $    193.9
Intersegment revenue......................        167.5            0.9                                                     168.4
                                             ----------     ----------                                                ----------
Gross revenue.............................   $    308.4     $     53.9                                                     362.3
                                             ==========     ==========
Revenue of unconsolidated affiliates(5)...                                                                                 (25.4)
Intercompany revenue(6)...................                                                                                 (41.7)
                                                                                                                      ----------
Consolidated revenue......................                                                                            $    295.2
                                                                                                                      ==========
EBITDA before development and start-up
  costs and affiliate and intercompany
  eliminations............................   $     20.6     $     35.3                                        (7.0)   $     48.9
Development and start-up costs(7).........                                $     (7.3)    $    (24.4)                       (31.7)
                                             ----------     ----------    ----------     ----------     ----------    ----------
EBITDA before affiliate and intercompany
  eliminations............................   $     20.6     $     35.3    $     (7.3)    $    (24.4)    $     (7.0)         17.2
                                             ==========     ==========    ==========     ==========     ==========
EBITDA of unconsolidated affiliates(5)....                                                                                   4.7
Intercompany EBITDA(6)....................                                                                                  (3.5)
                                                                                                                      ----------
EBITDA(8).................................                                                                                  18.4
Depreciation and amortization.............                                                                                  17.4
                                                                                                                      ----------
Operating income..........................                                                                            $      1.0
                                                                                                                      ==========
OTHER DATA:
Depreciation and amortization before
  affiliate eliminations..................   $      8.9     $     21.3    $      0.1     $      0.3     $      0.7    $     31.3
                                             ==========     ==========    ==========     ==========     ==========
Depreciation and amortization of
  unconsolidated affiliates(5)............                                                                                 (13.9)
                                                                                                                      ----------
Depreciation and amortization.............                                                                            $     17.4
                                                                                                                      ==========
Total assets before affiliate
  eliminations............................   $  1,650.4     $  3,225.3    $     91.2     $  2,189.9     $    582.1    $  7,738.9
                                             ==========     ==========    ==========     ==========     ==========
Total assets of unconsolidated
  affiliates(5)...........................                                                                              (3,202.6)
                                                                                                                      ----------
Total assets..............................                                                                            $  4,536.3
                                                                                                                      ==========

                       LORAL SPACE & COMMUNICATIONS LTD.

10) SUBSEQUENT EVENT

     On May 4, 1999, the Company's Orion 3 broadcast video and data communications satellite was placed into a lower-than-expected orbit after its launch on a Boeing Delta III rocket from Cape Canaveral Air Station, Florida. According to Boeing, the Delta III's second stage apparently failed to complete its second stage burn, and, as a result, the satellite, manufactured by Hughes Space and Communications Corporation, achieved an orbit well below the planned final altitude. Data from the satellite is still being received and analyzed to determine the cause of the failure. Based on current information, however, it appears unlikely that the satellite will be useable.

     The satellite and launch were fully insured for approximately $265 million. DACOM Corporation, a Korean communications company which had purchased eight transponders on Orion 3 for a total of $89 million, had already made prepayments of approximately $35 million to the Company. Under Loral's agreement with DACOM, the amount prepaid is subject to refund in the event that Orion 3 fails to commence commercial operation by June 30, 1999. In addition, Loral Orion's debt covenants require that the insurance proceeds be used to build and launch a replacement satellite within 15 months of receipt of such proceeds, or to pay down such debt (see Note 6). The Company is currently evaluating its options with regard to this matter. For 1999, expected earnings from Orion 3, which will now not be received, will be offset, in part, by reduced depreciation as well as reduced interest expense and operating costs.

                       LORAL SPACE & COMMUNICATIONS LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions. See the section of Loral's registration statement on Form S-4 (File No. 333-75655) entitled "Risk Factors". In addition, with respect to Loral's interest in Globalstar, L.P. ("Globalstar") and Globalstar Telecommunications Limited ("GTL"), see the section of GTL's and Globalstar's most recent Annual Report on Form 10-K entitled "Certain Factors That May Affect Future Results" and the section of GTL's registration statement on Form S-3 (File No. 333-75677) entitled "Risk Factors". With regard to forward-looking statements concerning Loral Orion, Inc. ("Loral Orion") see the section of Loral Orion's most recent Annual Report on Form 10-K, entitled "Certain Factors That May Effect Future Results". With regard to forward-looking statements of Satelites Mexicanos, S.A. de C.V. ("Satmex") see the section of Satmex's 1998 Form 20-F entitled "Certain Factors That May Affect Future Results".

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

     Loral is one of the world's leading satellite communications companies, with substantial activities in satellite manufacturing and satellite-based communications services. Loral is developing the building blocks necessary to create a seamless, global networking capability for the information age. In 1998, Loral advanced its strategy significantly by acquiring Orion Network Systems, Inc. ("Orion"), increasing its ownership in Globalstar, forming the Loral Global Alliance, including the formation of Europe*Star Limited ("Europe*Star"), and organizing and integrating its businesses to form four distinct operating segments. As of March 31, 1999, Loral's satellite fleet consisted of seven satellites in orbit (including three owned by Satmex, Loral's 49% owned affiliate). Loral will expand the geographic coverage and capacity of its fixed satellite services by launching two additional satellites for the Telstar and Loral Orion fleets in 1999. Loral's four operating segments are:

          Satellite Manufacturing and Technology. Designing and manufacturing satellites and other space systems and developing satellite technology for a broad variety of customers and applications through Space Systems/Loral, Inc. ("SS/L"),

          Fixed Satellite Services. Leasing transponder capacity and providing value added services to customers for a wide variety of applications, including the distribution of broadcast programming, news gathering, business television, distance learning and direct-to-home ("DTH") services. The Company's fixed satellite service ("FSS") assets, managed by Loral Skynet and marketed under the Loral Global Alliance banner, consist of seven high-power geosynchronous ("GEO") satellites as of March 31, 1999 - three Loral Skynet Telstar satellites and one satellite of Loral Orion, Inc. ("Loral Orion"), as well as three Satmex satellites. The two satellites expected to be launched by the recently formed Europe*Star joint venture with Alcatel, in which Loral owns a 47% interest, also will be part of the Loral Global Alliance and form a component of the Company's FSS business segment,

          Data Services. Business in development, providing managed communications networks and Internet and intranet services through Loral Orion and delivering high-speed broadband data communications through CyberStar, L.P. ("CyberStar"), using transponder capacity on the Telstar and Loral Orion fleets, and

          Global Mobile Telephony. Providing worldwide wireless mobile telephony and narrow-band data communications through a constellation of low-earth orbiting ("LEO") satellites (the "Globalstar(TM) System") operated by Globalstar, which is expected to commence service in September 1999. Loral is the managing general partner and owned approximately 43% of Globalstar as of March 31, 1999.

CONSOLIDATED OPERATING RESULTS

     In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a measure of a segment's profit or loss. The following discussion of revenues and EBITDA reflects the results of Loral's operating segments for the three months ended March 31, 1999 and 1998. See Note 9 to Loral's condensed consolidated financial statements for additional information on segment results. The remainder of the discussion relates to the consolidated results of Loral, unless otherwise noted.

     Operating revenues:

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                1999            1998
                                                              --------        --------
                                                                   (IN MILLIONS)
Satellite manufacturing and technology......................  $  326.5        $  308.4
Fixed satellite services(1).................................      72.1            53.9
Data services(2)............................................      16.3
                                                              --------        --------
Operating segment revenues..................................     414.9           362.3
Affiliate eliminations(3)...................................     (28.0)          (25.4)
Intercompany eliminations(4)................................     (81.0)          (41.7)
                                                              --------        --------
Operating revenues..........................................  $  305.9        $  295.2
                                                              ========        ========

     EBITDA(5):

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                               1999           1998
                                                              -------        -------
                                                                  (IN MILLIONS)
Satellite manufacturing and technology......................  $  30.6        $  20.6
Fixed satellite services(1).................................     47.6           35.3
Data services(2)............................................     (2.3)
Corporate expenses(6).......................................     (8.2)          (7.0)
                                                              -------        -------
EBITDA for operating segments before development and
  start-up costs, and affiliate and intercompany
  eliminations..............................................     67.7           48.9
Development and start-up costs(7):
  Data services(2)..........................................     (4.4)          (7.3)
  Global mobile telephony(8)................................    (42.1)         (24.4)
                                                              -------        -------
Total development and start-up costs........................    (46.5)         (31.7)
                                                              -------        -------
Segment EBITDA..............................................     21.2           17.2
Affiliate eliminations(3)...................................     21.7            4.7
Intercompany eliminations(4)................................     (6.3)          (3.5)
                                                              -------        -------
EBITDA as reported..........................................  $  36.6        $  18.4
                                                              =======        =======

---------------
(1) Fixed Satellite Services includes 100% of the following companies: Loral Skynet; Loral Orion's transponder leasing business acquired on March 20, 1998; Satmex, a 49% equity investee; and Europe*Star, a 47% equity investee, since December 1998.

(2) Data services includes 100% of CyberStar (in which Loral owns an 82% equity interest) and 100% of Loral Orion's data services business since its acquisition on March 20, 1998.

(3) Represents amounts related to unconsolidated affiliates (Satmex, Europe*Star and Globalstar). These amounts are eliminated in order to arrive at Loral's consolidated results. Loral's proportionate share of these affiliates is included in equity in net loss of affiliates in Loral's condensed consolidated statements of operations.

(4) Represents the elimination of sales and EBITDA primarily for satellites under construction by SS/L for wholly owned subsidiaries; as well as eliminating sales for the lease of transponder capacity by Data Services from Fixed Satellite Services.

(5) EBITDA (which is equivalent to operating income (loss) before depreciation and amortization) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral's operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

(6) Represents unallocated corporate expenses incurred in support of the Company's operations.

(7) Represents EBITDA for operations in the development stage (CyberStar and Globalstar).

(8) Includes 100% of Globalstar. Loral owned approximately 43% and 40% as of March 31, 1999 and 1998, respectively.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH MARCH 31, 1998

     Total revenues for Loral's operating segments were $415 million for 1999 versus $362 million in 1998, before intercompany and affiliate eliminations of $109 million in 1999 and $67 million in 1998. The increase in revenues was due primarily to growth in fixed satellite services as a result of including Loral Orion's leasing business in 1999 (acquired on March 20, 1998), increased utilization of Loral Skynet's Telstar satellites and increased sales at Satmex, increased sales in satellite manufacturing and due to including the results of Loral Orion's data business in 1999. The increase in intercompany eliminations in 1999 primarily reflects increased investment in satellite construction by SS/L for Loral's FSS segment.

     EBITDA for operating segments before development and start-up costs, and affiliate and intercompany eliminations, increased in 1999 to $68 million from $49 million in 1998, an increase of 38%. This increase arose primarily from growth in fixed satellite services due to increased utilization of Loral Skynet's Telstar satellites, including the results of Loral Orion's leasing business in 1999 and increases at Satmex and from growth in satellite manufacturing and technology due to increased sales and margins in satellite manufacturing. These increases were partially offset by including the results of Loral Orion's data services business in 1999 and increased corporate expenses. The increase in corporate expenses primarily resulted from costs incurred for the additional resources required to manage the substantial growth in Loral's businesses, along with increased legal and other costs in support of the Company's operations. Total investment in development and start-up costs increased 47% in 1999 to $47 million, from 1998 spending of $32 million. While the investment required for CyberStar decreased from $7 million in 1998 to $4 million in 1999, costs related to the further development of Globalstar rose to $42 million in 1999 from $24 million in 1998, due to increased activities in anticipation of the commencement of commercial service. Affiliate eliminations increased in 1999, primarily as a result of increased Globalstar costs in 1999. Intercompany eliminations increased in 1999, primarily from increased investment in satellite construction by SS/L for Loral's FSS segment. As a result of the above, EBITDA as reported doubled to $37 million in 1999 from $18 million in 1998.

     Depreciation and amortization rose to $38 million in 1999 from $17 million in 1998, and excludes depreciation and amortization of unconsolidated affiliates of $15 million and $14 million for 1999 and 1998, respectively, primarily for Satmex. The increase primarily results from the inclusion of Loral Orion's depreciation, and the amortization of cost in excess of Loral Orion's net assets acquired in 1999.

     Interest and investment income increased to $15 million in 1999 from $9 million in 1998, principally due to higher cash balances available for investment in 1999.

     Interest expense of $18 million in 1999, net of capitalized interest of $22 million, reflects interest on borrowings under Loral's credit agreement and other facilities and interest on Loral Orion's debt. Interest expense of $2 million in 1998, net of capitalized interest of $10 million, reflects interest on borrowings under Loral's Credit Agreement. The increase in interest expense in 1999, was primarily due to including interest expense for Loral Orion in 1999.

     For 1999, the Company recorded an income tax provision of $2.4 million on a loss before income taxes of $4.2 million, primarily because of the effect of certain permanent adjustments such as the non-deductible amortization of costs in excess of net assets acquired and losses in non-taxable jurisdictions during the current period. In 1998, the Company recorded an income tax provision of $3.1 million on income before income taxes of $7.9 million. The tax provision on the Company's net loss before income taxes for 1999 as compared to an effective rate of 38.6% for 1998 results from an increase to the percentage of the Company's net loss attributable to non-taxable jurisdictions and an increase to the non-deductible amortization of costs in excess of net assets acquired due to the Loral Orion acquisition in March 1998.

     The minority interest benefit in 1999 primarily reflects the reduction of CyberStar's loss attributed to CyberStar's other investor, who owned 17.6% as of March 31, 1999.

     The equity in net loss of affiliates was $33 million in 1999 compared to $20 million in 1998. Loral's share of Globalstar's losses, net of the related tax benefit was $18 million in 1999 compared to $11 million in 1998. This increase was primarily due to Globalstar's increased development and start-up costs and Loral's increased ownership percentage in Globalstar in 1999 (42.6% as of March 31, 1999 versus 40.1% as of March 31, 1998). Loral's share of Satmex's loss was $6 million for 1999 and $7 million for 1998. Also included as equity in net loss of affiliates for 1999 is Loral's share of Europe*Star's loss of $1 million and Loral's share of SkyBridge Limited Partnership's losses, net of the related tax benefit of $7 million for 1999 compared to $1 million for 1998 and Loral's share of losses from other affiliates of $1 million in 1999 compared to $2 million in 1998 (see Note 4 to Loral's condensed consolidated financial statements).

     Preferred distributions of $12 million for 1999 and 1998, relate to the Series C Preferred Stock.

     As a result of the above, the net loss applicable to common stockholders for 1999 was $50 million or $0.17 per basic and diluted share, compared to the net loss of $27 million or $0.11 per basic and diluted share for 1998. Basic and diluted weighted average shares were 289.7 million for 1999 and 249.3 million for 1998. This increase was primarily due to the 23 million shares issued to the public in June 1998 and the 18 million shares issued to acquire Orion in March 1998.

RESULTS BY OPERATING SEGMENT

  Satellite Manufacturing and Technology

     Revenues at SS/L, the Company's satellite manufacturing and technology subsidiary, before intercompany eliminations were $326 million in 1999 versus $308 million in 1998. EBITDA in 1999 rose to $31 million from $21 million in 1998, due to higher margins. Funded backlog for SS/L as of March 31, 1999 and 1998, was $1.5 billion and $1.3 billion, respectively, including intercompany backlog of $292 million in 1999 and $147 million in 1998.

  Fixed Satellite Services

     FSS revenue for 1999 (including Loral Skynet, 100% of Satmex, and Loral Orion's revenues from leasing) was $72 million versus $54 million last year. EBITDA was $48 million in 1999, or 66% of revenues, up from EBITDA of $35 million, or 65% of revenues, in 1998. Funded backlog for the fixed satellite services segment totaled $889 million at March 31, 1999, an increase of 24% over the $715 million as of March 31, 1998, including affiliate and intercompany backlog of $182 million in 1999 and $166 million in 1998.

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

  Data Services

     In order to align all of Loral's resources and activities in the developing data services area, CyberStar's broadband business and Loral Orion's Internet and corporate data networking businesses were reorganized and in 1999 began reporting to a group vice president. This alignment allows the business units to continue to operate independently while taking advantage of the synergies they share. The reported results for the data services segment include Loral Orion's operations relating to data services, exclusive of transponder leasing, along with the results of CyberStar.

     Revenues for the data services segment in 1999 were approximately $16 million, primarily from Loral Orion's corporate data networking and Internet and intranet services businesses. EBITDA before development costs in 1999 was a loss of approximately $2.3 million. Total development and start-up costs for CyberStar (a development stage business) were reduced to $4.4 million in 1999 from $7.3 million in 1998. As of March 31, 1999, funded backlog for the segment increased to $165 million from $117 million as of March 31, 1998 (all from external sources).

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

  Global Mobile Telephony

     Loral manages and is the largest equity owner of Globalstar, the global mobile telephony segment of Loral. Globalstar is a development stage partnership scheduled to commence commercial service operations in September 1999. Globalstar's development and start-up costs were $42 million in 1999 as compared to $24 million for 1998. The rise in costs relates primarily to increased activities in anticipation of the start of service. Globalstar is expending significant funds for the construction, testing and deployment of the Globalstar System and expects such losses to continue through commencement of revenue generating service operations.

ACQUISITIONS AND INVESTMENTS IN AFFILIATES

  Globalstar

     In January 1999, GTL completed a private offering of $350 million of convertible redeemable preferred stock (of which Loral purchased $150 million face amount, to maintain its prior ownership percentage). GTL in turn used the net proceeds from its offering to purchase redeemable preferred partnership interests of Globalstar, which in turn is using the proceeds for the development and deployment of the Globalstar(TM) System.

     As of March 31, 1999, Loral had a 42.6% interest in Globalstar ordinary partnership interests.

  Satmex

     On March 30, 1999, Loral acquired 577,554 shares of preferred stock of Satmex at a purchase price of approximately $30.3 million. The preferred stock has limited voting rights, pays a dividend in common stock of Satmex and is exchangeable, at Satmex's option, into common stock of Satmex based upon a predetermined exchange ratio.

  Orion

     On March 20, 1998, Loral acquired all of the outstanding stock of Orion. in exchange for Loral common stock. Loral issued 18 million shares of its common stock and assumed existing exercisable Orion options and warrants to purchase an aggregate of 1.4 million shares of Loral common stock. The resulting purchase price was $472.5 million. Loral accounted for the acquisition as a purchase and has included the results of operations of Loral Orion from April 1, 1998.

  Europe*Star

     In December 1998, Loral finalized its strategic partnership with a subsidiary of Alcatel to jointly build and operate Europe*Star, a geostationary satellite system that will provide broadcast and telecommunications services to Europe, the Middle East, Southeast Asia, India, and South Africa. Alcatel will serve as the primary contractor of the Europe*Star turnkey system. SS/L will provide the satellite bus and test and integrate the satellites. Europe*Star is a member of the Loral Global Alliance of FSS providers which is led by Loral Skynet. Through March 31, 1999, Loral invested $66 million in Europe*Star, including $17 million during the first quarter of 1999.

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

  Debt

     In January 1999, Loral completed a private offering of senior notes raising approximately $350 million, of which a portion was used to invest in $150 million face amount of GTL's $350 million offering of convertible redeemable preferred stock, thereby maintaining Loral's proportionate ownership position in Globalstar. The remainder of the funds raised are being used for general corporate purposes, including investments in its other core businesses and to pursue emerging satellite services opportunities worldwide.

     On November 14, 1997, the Company's wholly owned subsidiary, Loral SpaceCom Corporation, entered into an $850 million credit facility with a group of banks. The facility consists of a $500 million revolving credit facility, a $275 million term loan and a $75 million letter of credit facility. The facility replaced SS/L's existing credit facility. The facility is secured by the stock of Loral SpaceCom Corporation and SS/L and contains various covenants, including an interest coverage ratio, debt to capitalization ratios and restrictions on cash transfers to its parent. As of March 31, 1999, there was $654 million of borrowings outstanding under this credit facility.

     Loral Orion's outstanding debt as of March 31, 1999, was $941 million, is non-recourse to Loral, and includes certain restrictions on Loral Orion's ability to pay dividends or make loans to Loral.

  Cash and Restricted Cash

     As of March 31, 1999, Loral had $565 million of cash and cash equivalents. Loral intends to utilize its existing capital base and access to the capital markets to construct and operate additional satellites, make additional investments in Globalstar and Globalstar service provider opportunities, invest in its other core businesses, and to pursue emerging satellite service opportunities worldwide.

     As of March 31, 1999, Loral Orion had $49 million of restricted cash, which will be used for interest payments on Loral Orion's senior notes.

  Loral Skynet

     Loral Skynet currently has three high-power satellites in orbit. Loral intends to expand Loral Skynet's business to become a worldwide satellite service provider through the construction of additional satellites. As of April 30, 1999, Loral Skynet has three satellites under construction by SS/L, one of which is scheduled to be launched in June 1999. The Company is evaluating its launch plans in light of the recent Orion 3 launch failure.

  Loral Orion

     Loral Orion currently has one satellite in orbit, and one satellite under construction (Orion 2) which is expected to be launched in 1999. Loral intends to fund approximately $60 million of the construction cost of Orion 2. All other costs related to Orion 2 are fully funded.

     On May 4, 1999, the Orion 3 broadcast video and data communications satellite was placed into a lower-than-expected orbit after its launch on a Boeing Delta III rocket from Cape Canaveral Air Station, Florida. According to Boeing, the Delta III's second stage apparently failed to complete its second stage burn, and, as a result, the satellite, manufactured by Hughes Space and Communications Corporation, achieved an orbit well below the planned final altitude. Data from the satellite is still being received and analyzed to determine the cause of the failure. Based on current information, however, it appears unlikely that the satellite will be usable.

     The satellite and launch were fully insured for approximately $265 million. DACOM Corporation, a Korean communications company which had purchased eight transponders on Orion 3 for a total of $89 million, had already made prepayments of approximately $35 million to the Company. Under the agreement with DACOM, the amount prepaid is subject to refund in the event that Orion 3 fails to commence commercial operation by June 30, 1999. In addition, Loral Orion's debt covenants require that the insurance proceeds be used to build and launch a replacement satellite within 15 months of receipt of such proceeds, or to pay down such debt. The Company is currently evaluating its options with regard to this matter. For 1999, expected earnings from Orion 3, which will now not be received, will be offset, in part, by reduced depreciation as well as reduced interest expense and operating costs.

     Based upon its current expectations for growth, Loral Orion anticipates it will have additional funding requirements over the next three years to fund the purchase of VSATs, senior note interest payments, other capital expenditures and other operating needs. Interest charges on the senior notes are fully provided for by restricted cash through January 2000. Loral Orion does not have a revolving credit facility. Accordingly, Loral Orion will need to secure funding from Loral, or raise additional financing. Sources of additional capital may include public or private debt, equity financings or strategic investments. To the extent that Loral Orion seeks to raise additional debt financing, the indentures limit the amount of such additional debt (under a variety of provisions contained in such indentures) and prohibit Loral Orion from using Orion 1 and Orion 2 or the insurance proceeds from Orion 3 as collateral for indebtedness for money borrowed. If Loral Orion requires additional financing and is unable to obtain such financing from Loral or from outside sources in the amounts and at the times needed, there would be a material adverse effect on Loral Orion.

  Satmex

     Satmex currently has three satellites in orbit (Satmex 5, Solidaridad I and Solidaridad II) and one satellite in inclined orbit (Morelos II). On April 28, 1999, Solidaridad 1 experienced a loss of its primary satellite control processor. Service was restored after 14 hours, using the back up satellite control processor. Satmex and the satellite manufacturer, Hughes Space and Communications, Inc., are investigating the cause of the service interruption. Failure of the back up satellite control processor would result in the loss of Solidaridad 1.

On March 31, 1999, Satmex redeemed $35 million of its secured floating rate notes using proceeds from the sale of preferred stock, of which Loral purchased $30.3 million. Such redemption reduced Satmex's total indebtedness to $609 million. The related covenants of such debt restrict the ability of Satmex to pay dividends to Loral.

  Globalstar

     The Company plans to begin a regional roll-out of commercial service in the third quarter of 1999 with a minimum of eight gateways in operation. By the end of 1999, Globalstar expects to have a total of at least 16 gateways in operation. All of the 38 gateways on order have been manufactured and are ready for installation.

     From January 1, to April 30, 1999, Globalstar had three successful launches of four satellites each, aboard Soyuz launch vehicles from the Baikonur Cosmodrome in Kazakhstan, bringing the total satellites in orbit to 20. Globalstar had previously launched its first two groups of four satellites each in 1998. For the remainder of 1999, Globalstar's current launch plan includes eight additional launches of four satellites each, using a mix of Delta and Soyuz rockets. According to the plan, Globalstar will deploy an operational constellation of a minimum of 32 satellites in September 1999 and a total of 52 satellites (including four in-orbit spares) by the end of 1999.

     Through March 31, 1999, Globalstar incurred costs of approximately $2.9 billion for the design, development and construction of the space and ground segments. Costs incurred during 1999 were approximately $222 million. Qualcomm is in the process of completing its revision to cost estimates for its portion of the ground segment. Due to additional scope and cost growth and based on preliminary information, Globalstar expects the total project cost to increase by less than 3%. The Qualcomm estimate is still subject to further review by Globalstar. As of March 31, 1999, and including the effect of the preliminary Qualcomm estimate, Globalstar's budgeted expenditures were $3.17 billion for the design, construction and deployment of the Globalstar System to commence commercial service and $340 million for budgeted financing costs. In addition to expenditures for operating costs and debt service, Globalstar anticipates further expenditures on system software for the improvement of system functionality and the addition of new features beyond those planned for the commencement of commercial service. Globalstar expects to achieve positive cash flow in the third quarter of 2000. Substantial additional financing will be required if there are delays in the commencement of commercial service and, in any event, after the commencement of commercial service and before positive cash flow is achieved. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all.

     Globalstar has agreed, subject to its partners' approval, to purchase from SS/L 12 additional spare satellites for which the cost and payment terms have not as yet been negotiated. It is anticipated that approximately $100 million will be expended for these spare satellites by commencement of commercial service.

     In January 1999, GTL sold $350 million of 8% Convertible Redeemable Preferred Stock due 2011 (the "Preferred Stock"). The Preferred Stock is convertible into shares of GTL common stock at a conversion price of $23.2563 per share. GTL used the proceeds to purchase redeemable preferred partnership interests in Globalstar, and Globalstar will use the funds for the construction and deployment of the Globalstar(TM) System.

     As of March 31, 1999, Globalstar has raised or received commitments for approximately $3.3 billion. Globalstar intends to raise the remaining funds required, of approximately $600 million, prior to the initiation of commercial service from a combination of sources, including: high yield debt issuance (which may include an equity component), bank financing, equity issuance, financial support from the Globalstar partners, projected service provider payments and anticipated payments from the sale of gateways and Globalstar subscriber terminals.

COMMITMENTS AND CONTINGENCIES

     In connection with the merger between Loral Corporation and Lockheed Martin Corporation ("Lockheed Martin"), Lockheed Martin assumed approximately $206 million of the guarantee under the Globalstar credit agreement. The balance of $44 million of the guarantee was assumed by various Globalstar partners, including $11.7 million by SS/L. Loral has agreed to indemnify Lockheed Martin for its liability, if any, in excess of $150 million under its guarantee of the Globalstar credit agreement. Globalstar is currently financed without recourse to Loral other than the indemnification and the SS/L guarantee described above. Loral has also guaranteed a $115 million term loan.

     Prior to its acquisition by Loral, Loral Skynet sold several transponders under which title to specific transponders was transferred to the customer. Under the terms of the sales contracts, Loral Skynet continues to operate the satellites on which the transponders are located and provides a warranty for a period of 10 to 14 years, generally the economic life of the satellite. Depending on the contract, Loral Skynet is required to replace any transponders failing to meet operating specifications. All customers are entitled to a refund equal to the reimbursement value, as defined, in the event there is no replacement. The reimbursement value was determined based on the original purchase price plus an interest factor from the time the payment is received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In case of satellite failure, the reimbursement value may be paid from proceeds received from insurance policies.

     In 1997, two satellites built by SS/L experienced solar array circuit failures. One customer asserted that, in light of the failures and uncertainty as to future failure, it had not accepted the satellite. Loral believes that this customer was contractually required to accept the satellite at completion of in-orbit testing and that risk of loss has passed to the customer. SS/L settled the other customer's claims in 1997. In 1998, another SS/L-built satellite experienced degradation in the performance of two of its Ku-band antennae, which SS/L currently estimates could result in the loss of approximately 25% of the applicable orbital incentives, although additional warranty claims could be made. Loral's 1998 consolidated financial statements include the estimated impact of these events. Management believes that these matters will not have a material adverse effect on the financial condition or results of operations of Loral.

     SS/L is a target of a grand jury investigation being conducted by the office of the U.S. Attorney for the District of Columbia with respect to possible violations of export control laws that may have occurred in connection with the participation of SS/L employees on a committee formed in the wake of the 1996 crash of a Long March rocket in China and whose purpose was to consider whether studies of the crash made by the Chinese had correctly identified the cause of the failure. The Company is not in a position to predict the direction or outcome of the investigation. If SS/L were to be indicted and convicted of a criminal violation of the Arms Export Control Act, it would be subject to a fine of $1 million per violation and could be debarred from certain export privileges and, possibly, from participation in government contracts. Since many of SS/L's satellites are built for foreign customers and/or launched on foreign rockets, such a debarment would have a material adverse effect on SS/L's business, which is important to the Company. Indictment for such violations would subject SS/L to discretionary debarment from further export licenses. Whether or not SS/L is indicted or convicted, SS/L remains subject to the State Department's general statutory authority to prohibit exports of satellites and related services if it finds a violation of the Arms Export Control Act that puts SS/L's reliability in question, and it can suspend export privileges whenever it determines that grounds for debarment exist and that such suspension "is reasonably necessary to protect world peace or the security or foreign policy of the United States."

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

     On December 23, 1998, the Office of Defense Trade Controls ("ODTC") of the U.S. Department of State temporarily suspended the previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. According to ODTC, the purpose of the temporary suspension is to permit that agency to review the agreement for conformity with newly-enacted legislation (Section 74 of the Arms Export Control Act) with respect to the export of missile equipment or technology. SS/L has complied with ODTC's instructions, and believes that a review of the agreement will show that its terms comply with the new law. The ODTC, however, has not yet completed its review, and the scheduled launch date for ChinaSat-8 is being delayed. If such a delay were to continue for an extended period, or if the suspension was not lifted, SS/L's customer could decide to terminate the contract. If such a termination were to occur, SS/L would have to refund advances received from ChinaSat ($124 million as of March 31, 1999) and may incur penalties of up to $12 million and believes it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer. There can be no assurance that SS/L will be able to find such a replacement customer.

     In March 1999, jurisdiction for satellite licensing was transferred from the Commerce Department to the State Department, and the State Department has issued regulations relating to the export of, and disclosure of technical information related to, satellites and related equipment. SS/L anticipates that obtaining licenses and technical assistance agreements under these new regulations will take more time and will be considerably more burdensome than in the past. Delays in obtaining the necessary licenses and technical assistance agreements may delay SS/L's performance on existing contracts, and, as a result, SS/L may incur penalties or lose incentive payments under these contracts. In addition, such delays may have an adverse effect on SS/L's ability to compete against foreign satellite manufacturers for new satellite contracts.

NET CASH USED IN OPERATING ACTIVITIES

     Net cash used in operating activities for the three months ended March 31, 1999 was $26 million, primarily due to decreases in accounts payable of $31 million and accrued expenses and other current liabilities of $29 million and an increase in accounts receivable and contracts in process of $21 million, offset by funds generated by earnings before depreciation and amortization, taxes, minority interest and equity in net loss of affiliates of $34 million and a decrease in customer deposits of $16 million. Net cash used in operating activities for 1998 was $94 million, primarily due to increases in accounts receivable and contracts in process of $89 million, inventories of $20 million, and launch vehicle deposits of $54 million and a decrease in accrued expenses and other current liabilities and customer advances of $18 million, offset by funds generated from earnings before depreciation and amortization, taxes, minority interest and equity in net loss of affiliates of $25 million and an increase in accounts payable of $64 million.

NET CASH USED IN INVESTING ACTIVITIES

     During 1999, net cash used in investing activities was $339 million, primarily as a result of $155 million of capital expenditures mainly for the construction of satellites, the $146 million cost of acquiring GTL preferred stock and $62 million of other investments in affiliates, offset by a reduction in restricted cash of $ 25 million used for Loral Orion interest payments. Cash used in investing activities for 1998 was $18 million, primarily due to $62 million of capital expenditures and $9 million of investments in affiliates, offset by $54 million of cash acquired in connection with the Orion acquisition.

NET CASH PROVIDED BY FINANCING ACTIVITIES

     During 1999, net cash provided by financing activities was $384 million, primarily due to the $344 million of proceeds from the issuance of senior notes, and borrowings of $45 million under the revolving credit facility. In 1998, net cash provided by financing activities was $111 million, primarily from borrowings under the revolving credit facility.

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

     The Company and its operating affiliates, Globalstar and Satmex, have implemented a Year 2000 program (the "Year 2000 Program") for their internal products, system and equipment, as well as for key vendor and customer supplied products, systems and equipment. As part of the Year 2000 Program, the Company and its operating affiliates are assessing the Year 2000 capabilities of, among other things, their satellites, ground equipment, research and development activities, manufacturing processes and facility management systems. The Year 2000 Program consists of the following phases: inventory of Year 2000 items, assessment (including prioritization), remediation (including modification, upgrading and replacement), testing and auditing. This five-step program is divided into six major sections covering both information and non-information technology systems: 1) business systems, 2) technical systems, 3) products and services, 4) imbedded hardware/firmware, 5) vendor supplied products and 6) customer provided products. As of March 31, 1999, the Company and its operating affiliates had completed approximately 98% of the inventory phase and approximately 76% of the assessment phase. The Company expects to complete the first four phases, through the testing phase, of the Year 2000 Program during the third quarter of 1999, which is prior to any anticipated material impact on the operations of the Company and its operating affiliates. The fifth phase, the audit phase, commenced in January 1999 and is expected to continue through the third quarter of 1999 to accommodate re-audits if deemed necessary.

     Both internal and external resources are being utilized to execute the Company's plan. The program to address Year 2000 has been underway since July 1997. The incremental costs incurred through March 31, 1999 for this effort by the Company and its operating affiliates were approximately $2.3 million. Based on the efforts of the Company and its operating affiliates to date, the Company anticipates additional incremental expenses of approximately $5.1 million will be incurred to substantially complete the effort.

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

                          PART II -- OTHER INFORMATION

ITEM 2(C). CHANGES IN SECURITIES

     On January 21, 1999, Loral sold $350 million principal amount of 9 1/2% Senior Notes due 2006 in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The initial purchasers of the Notes were Lehman Brothers Inc., Bear, Stearns & Co. Inc., Donaldson, Lufkin & Jenrette Securities Corporation, C.E. Unterberg, Towbin, CIBC Oppenheimer Corp. and ING Baring Furman Selz LLC. The price to the initial purchasers was 98.25% of the principal amount of the Notes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this report:

        Exhibit 12 -- Computation of Deficiency of Earnings to Cover Fixed
Charges

        Exhibit 27 -- Financial Data Schedule

     (b) Reports on Form 8-K

              DATE OF REPORT                         DESCRIPTION
              --------------                         -----------
              January 7, 1999   Item 5 -- Sale of $350 million of Senior Notes due
                                2006
              January 19, 1999  Item 5 -- Sale of $350 million of Senior Notes due
                                2006

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

Date: May 14, 1999

                                 EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
Exhibit 12    --  Computation of Deficiency of Earnings to Cover Fixed Charges
Exhibit 27    --  Financial Data Schedule