Form 10-Q
period 1999-06-30
LORAL SPACE & COMMUNICATIONS LTD
filed 1999-08-16
CIK 1006269

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

                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     As of July 31, 1999, there were 244,422,947 shares of Loral Space & Communications Ltd. common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

                             FINANCIAL INFORMATION

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                  --------------------    --------------------
                                                    1999        1998        1999        1998
                                                  --------    --------    --------    --------
Revenues from satellite sales...................  $315,020    $199,661    $562,850    $467,192
Revenues from satellite services................    63,417      48,599     121,513      76,281
                                                  --------    --------    --------    --------
     Total revenues.............................   378,437     248,260     684,363     543,473
Costs of satellite sales........................   275,825     182,549     491,124     425,825
Costs of satellite services.....................    47,703      40,752      92,655      56,879
Selling, general and administrative expenses....    52,850      51,225      99,691      86,053
                                                  --------    --------    --------    --------
Operating income (loss).........................     2,059     (26,266)        893     (25,284)
Interest and investment income..................    18,777      16,524      33,581      25,190
Interest expense................................   (23,983)    (21,557)    (41,822)    (23,277)
                                                  --------    --------    --------    --------
Loss before income taxes, equity in net loss of
  affiliates and minority interest..............    (3,147)    (31,299)     (7,348)    (23,371)
Income tax benefit..............................     2,576       9,714         179       6,651
                                                  --------    --------    --------    --------
Loss before equity in net loss of affiliates and
  minority interest.............................      (571)    (21,585)     (7,169)    (16,720)
Equity in net loss of affiliates................   (38,475)    (40,957)    (71,256)    (61,327)
Minority interest...............................       978       3,569       1,856       3,631
                                                  --------    --------    --------    --------
Net loss........................................   (38,068)    (58,973)    (76,569)    (74,416)
Preferred dividends and accretion...............   (11,606)    (11,607)    (23,213)    (23,213)
                                                  --------    --------    --------    --------
Net loss applicable to common stockholders......  $(49,674)   $(70,580)   $(99,782)   $(97,629)
                                                  ========    ========    ========    ========
Loss per share:
  Basic and diluted.............................  $  (0.17)   $  (0.27)   $  (0.34)   $  (0.38)
                                                  ========    ========    ========    ========
Weighted average shares outstanding:
  Basic and diluted.............................   290,060     265,769     289,881     257,553
                                                  ========    ========    ========    ========

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,      DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)       (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  496,612      $  546,772
  Restricted cash...........................................      49,428          50,180
  Accounts receivable, net..................................      27,969          23,637
  Contracts in process......................................     484,795         378,685
  Inventories...............................................     170,154         191,245
  Insurance proceeds receivable.............................     265,606
  Other current assets......................................      37,269          35,197
                                                              ----------      ----------
     Total current assets...................................   1,531,833       1,225,716
Property, plant and equipment, net..........................   1,568,284       1,667,508
Cost in excess of net assets acquired, net..................     953,797         966,260
Long-term receivables.......................................     338,134         317,665
Restricted cash.............................................                      22,675
Investments in affiliates...................................     862,181         707,917
Deposits....................................................     136,695         140,970
Other assets................................................     205,547         180,504
                                                              ----------      ----------
                                                              $5,596,471      $5,229,215
                                                              ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of debt...................................  $   60,442      $   22,736
  Accounts payable..........................................     217,614         213,507
  Accrued employment costs..................................      41,434          44,256
  Customer advances.........................................      84,001         158,192
  Accrued interest and preferred dividends..................      52,585          37,860
  Other current liabilities.................................      56,260          34,890
  Income taxes payable......................................      16,819          17,630
                                                              ----------      ----------
     Total current liabilities..............................     529,155         529,071
Deferred income taxes.......................................      33,224          38,370
Pension and other postretirement liabilities................      53,204          50,470
Long-term liabilities.......................................     133,468         113,840
Long-term debt..............................................   1,980,416       1,533,039
Minority interest...........................................      26,857          28,704
Commitments and contingencies (Notes 4, 6 and 8)
Shareholders' equity:
  Series A convertible preferred stock, $.01 par value......         459             459
  Series B preferred stock, $.01 par value
  6% Series C convertible redeemable preferred stock
     ($745,472 redemption value)............................     736,283         735,437
  Common stock, $.01 par value..............................       2,445           2,439
  Paid-in capital...........................................   2,340,962       2,330,755
  Treasury stock, at cost...................................      (3,360)         (3,360)
  Unearned compensation.....................................      (6,489)         (8,231)
  Retained deficit..........................................    (262,439)       (162,657)
  Accumulated other comprehensive income....................      32,286          40,879
                                                              ----------      ----------
     Total shareholders' equity.............................   2,840,147       2,935,721
                                                              ----------      ----------
                                                              $5,596,471      $5,229,215
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

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
Operating activities:
  Net loss..................................................  $ (76,569)   $ (74,416)
  Equity in net loss of affiliates..........................     71,256       61,327
  Minority interest.........................................     (1,856)      (3,631)
  Deferred taxes............................................          7       13,176
  Non-cash interest income..................................     (2,086)      (4,240)
  Non-cash interest expense.................................     16,483        5,467
  Depreciation and amortization.............................     79,276       55,869
Change in operating assets and liabilities:
  Accounts receivable and contracts in process..............   (110,442)     (60,949)
  Inventories...............................................     21,091      (30,905)
  Other current assets......................................     (3,908)       7,576
  Deposits..................................................      4,275       40,500
  Long-term receivables.....................................    (20,469)     (14,304)
  Other assets..............................................    (31,260)          27
  Accounts payable..........................................      4,107      (28,890)
  Accrued expenses and other current liabilities............     33,273        6,128
  Income taxes payable......................................       (811)     (24,306)
  Customer advances.........................................    (74,191)     (36,549)
  Long-term liabilities.....................................     19,628       26,598
  Other.....................................................      3,167        1,837
                                                              ---------    ---------
Cash used in operating activities...........................    (69,029)     (59,685)
                                                              ---------    ---------
Investing activities:
  Cash acquired in connection with Orion acquisition........                  53,801
  Investments in affiliates.................................   (228,625)     (30,721)
  Use and transfer of restricted cash.......................     24,919      199,336
  Capital expenditures......................................   (228,060)    (304,276)
                                                              ---------    ---------
Cash used in investing activities...........................   (431,766)     (81,860)
                                                              ---------    ---------
Financing activities:
  Proceeds from the issuance of common stock, net...........                 602,600
  Net proceeds from issuance of 9.5% Senior Notes...........    343,875
  Borrowings under revolving credit facility, net...........    110,000      165,000
  Borrowings (repayments) under note purchase facility......     10,640       20,196
  Borrowings (repayments) of other long term obligations....       (967)          45
  Repayments of export-import facility......................     (1,073)      (1,073)
  Proceeds from exercise of stock options and issuances to
     employee savings plan..................................     10,527       17,141
  Contributions from minority partners......................                   9,996
  Preferred dividends.......................................    (22,367)     (22,377)
                                                              ---------    ---------
Cash provided by financing activities.......................    450,635      791,528
                                                              ---------    ---------
Increase (decrease) in cash and cash equivalents............    (50,160)     649,983
Cash and cash equivalents -- beginning of period............    546,772      226,547
                                                              ---------    ---------
Cash and cash equivalents -- end of period..................  $ 496,612    $ 876,530
                                                              =========    =========
Non-cash activities:
  Common stock issued to acquire Orion......................               $ 469,025
                                                                           =========
  Unrealized gain (loss) on available-for-sale securities...  $  (7,207)   $  34,531
                                                              =========    =========
  Insurance proceeds receivable for Orion 3.................  $ 265,606
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

          Satellite Manufacturing and Technology: Designing and manufacturing satellites and other space systems and developing satellite technology for a broad variety of customers and applications through Space Systems/Loral, Inc. ("SS/L");

          Fixed Satellite Services ("FSS"): Leasing transponder capacity and providing value-added services to customers for a wide variety of applications, including the distribution of broadcast programming, news gathering, business television, distance learning and direct-to-home ("DTH") services, through the activities of Loral Skynet, Loral Orion, Inc. ("Loral Orion"), Satelites Mexicanos, S.A. de C.V. ("Satmex") and the recently formed Europe*Star Limited ("Europe*Star");

          Data Services: Business in development, providing managed communications networks and Internet and intranet services through Loral Orion and delivering high-speed broadband data communications through CyberStar, L.P. ("CyberStar"); and

          Global Mobile Telephony: Will provide worldwide wireless mobile telephony and narrow-band data communications through a constellation of low-earth orbiting ("LEO") satellites (the "Globalstar System") operated by Globalstar, L.P. ("Globalstar").

2) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Loral pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Loral, included in Loral's latest Annual Report on Form 10-K.

3) ACCOUNTING POLICIES

  Comprehensive loss

     Loral follows Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in accumulated other comprehensive income.

                       LORAL SPACE & COMMUNICATIONS LTD.

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                               1999        1998
                                                              -------    --------
                                                                (IN THOUSANDS)
Net loss....................................................  $76,569    $ 74,416
Unrealized (gain) loss on available-for-sale securities.....    7,207     (34,531)
Cumulative translation adjustment...........................    1,386        (375)
                                                              -------    --------
Comprehensive loss..........................................  $85,162    $ 39,510
                                                              =======    ========

  Restricted Cash

     In connection with the Orion acquisition, Loral acquired cash and cash equivalents which are restricted in use to the construction of satellites and payment of interest on Orion's senior notes. As of June 30, 1999, these restricted assets aggregated $49.4 million.

  Reclassifications

     Certain reclassifications have been made to conform prior period amounts to the current period presentation.

4) ACQUISITIONS AND INVESTMENTS IN AFFILIATES

  Acquisitions

     On March 20, 1998, Loral acquired all of the outstanding stock of Orion Network Systems, Inc. ("Orion") in exchange for Loral common stock. Loral issued 18 million shares of its common stock and assumed existing Orion vested options and warrants to purchase 1.4 million shares of Loral common stock representing an aggregate purchase price of $472.5 million. The purchase price represented $447.7 million in excess of Orion's net book value, which was primarily allocated to costs in excess of net assets acquired of $619.7 million and a fair value adjustment of $153.4 million to increase the carrying value of Orion's senior notes and senior discount notes. In addition, Loral agreed to assume Orion's unvested employee stock options, which resulted in a new measurement date and an unearned compensation charge of $4.5 million, to be amortized over the remaining vesting periods of the options. Loral accounted for this acquisition as a purchase as of March 31, 1998. Accordingly, Loral's consolidated financial statements include Orion's results of operations from April 1, 1998.

     Had the acquisition of Orion occurred on January 1, 1998, the unaudited pro forma sales, operating loss, net loss applicable to common stockholders and related basic and diluted loss per share for the six months ended June 30, 1998 would have been: $562.3 million, $41.1 million, $117.4 million and $0.44, respectively. These results, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisition been consummated on January 1, 1998.

  Investments in Affiliates

     Globalstar

     In January 1999, Globalstar Telecommunications Limited ("GTL"), a general partner of Globalstar, completed a private offering of $350 million of convertible redeemable preferred stock (of which Loral purchased $150 million face amount, to maintain its prior ownership percentage). GTL in turn used the net proceeds from its offering to purchase redeemable preferred partnership interests of Globalstar, which in turn is using the funds for the construction and deployment of the Globalstar System.

                       LORAL SPACE & COMMUNICATIONS LTD.

     As of June 30, 1999, Loral owned directly and indirectly 24.8 million ordinary partnership interests (42.6%) of the total 58.2 million Globalstar ordinary partnership interests outstanding. During the first six months of 1999, Loral capitalized $16.3 million of interest on its investment in Globalstar.

     Satmex

     In connection with the privatization by the Federal Government of Mexico (the "Mexican Government") of its fixed satellite services business, Loral and Principia, S.A. de C.V. ("Principia"), formed a joint venture, Firmamento Mexicano, S.A. de R.L. de C.V. ("Holdings"). On November 17, 1997, Holdings acquired 75% of the outstanding capital stock of Satmex for $646.8 million. The purchase price was financed by a Loral equity contribution of $94.6 million, a Principia equity contribution of $50.9 million and debt issued by Servicios Corporativos Satelitales, S.A. de C.V. ("Servicios"), a wholly owned subsidiary of Holdings. As part of the acquisition, Servicios agreed to issue a $125.1 million seven year obligation bearing interest at 6.03% to the Mexican Government (the "Government Obligation") in consideration for the assumption by Satmex of the debt incurred by Servicios in connection with the acquisition. Holdings and the Mexican Government have reached an agreement in principle to increase the amount of the Government Obligation by approximately $5 million. The debt of Satmex and Servicios is non-recourse to Loral and Principia. However, Loral and Principia have agreed to maintain assets in a collateral trust in an amount equal to the value of the Government Obligation through December 30, 2000 and, thereafter, in an amount equal to 1.2 times the value of the Government Obligation until maturity. As of June 30, 1999, Loral and Principia have pledged their respective shares in Holdings in such trust. Loral has a 65% interest in Holdings and a 49% indirect economic interest in Satmex.

     On March 30, 1999, Loral acquired 577,554 shares of preferred stock of Satmex at a purchase price of approximately $30.3 million. The preferred stock has limited voting rights, pays a dividend in common stock of Satmex and is exchangeable, at Satmex's option, into common stock of Satmex based upon a predetermined exchange ratio.

     In June 1999, Loral purchased two transponders from Satmex for approximately $17 million.

     Europe*Star

     In December 1998, Loral finalized its strategic partnership with a subsidiary of Alcatel to jointly build and operate Europe*Star, a geostationary satellite system anticipated to provide broadcast and telecommunications services to Europe, the Middle East, Southeast Asia, India and South Africa. Alcatel will serve as the primary contractor of the Europe*Star turnkey system. SS/L will provide the satellite bus and test and integrate the satellites. Through June 30, 1999, Loral invested $66 million in Europe*Star, including $17 million in the first quarter of 1999. As of June 30, 1999, Loral owned 47% of Europe*Star. During the first six months of 1999, Loral capitalized $2.5 million of interest on its investment in Europe*Star.

     SkyBridge

     In June 1997, Loral and Alcatel formed a strategic partnership to jointly develop, deploy and operate high-speed global multimedia satellite networks that will bring high-bandwidth services to businesses and to consumers. The agreement includes cross investments in Loral's geostationary (GEO) satellite-based CyberStar project and Alcatel's low-earth-orbit (LEO) satellite-based SkyBridge project. Each company participates in the development of the two projects. The SkyBridge project is currently in the development stage. As of June 30, 1999, Loral owned approximately 16% of the outstanding partnership interests in SkyBridge.

                       LORAL SPACE & COMMUNICATIONS LTD.

     Investments in affiliates are as follows:

                                                       JUNE 30,    DECEMBER 31,
                                                         1999          1998
                                                       --------    ------------
                                                            (IN THOUSANDS)
Globalstar...........................................  $679,207      $555,906
Satmex...............................................    88,912        74,159
Europe*Star..........................................    63,003        45,413
SkyBridge............................................                  14,053
Other affiliates.....................................    31,059        18,386
                                                       --------      --------
                                                       $862,181      $707,917
                                                       ========      ========

     Equity in net loss of affiliates consists of the followings:

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
                                                             (IN THOUSANDS)
Globalstar, net of tax benefit...........................  $37,256    $28,020
Satmex...................................................   15,628     11,848
Europe*Star..............................................    1,964
SkyBridge, net of tax benefit............................   12,297     15,891
Other affiliates.........................................    4,111      5,568
                                                           -------    -------
                                                           $71,256    $61,327
                                                           =======    =======

     The following table represents the summary of results of operations of certain of Loral's affiliates for the six months ended June 30, 1999 and 1998:

                                                   1999                      1998
                                          ----------------------    ----------------------
                                          GLOBALSTAR     SATMEX     GLOBALSTAR     SATMEX
                                          ----------    --------    ----------    --------
                                                           (IN THOUSANDS)
Sales...................................   $            $ 70,011     $            $ 52,260
Operating income (loss).................    (79,846)      13,256      (53,040)      14,632
Net loss................................    (75,771)     (16,461)     (43,220)     (19,420)
Net loss applicable to ordinary
  partnership interests.................    (90,461)                  (65,417)
Net loss applicable to common
  stockholders..........................                 (16,838)                  (19,420)

                       LORAL SPACE & COMMUNICATIONS LTD.

5) CONTRACTS IN PROCESS

                                                             JUNE 30,    DECEMBER 31,
                                                               1999          1998
                                                             --------    ------------
                                                                  (IN THOUSANDS)
U.S. Government contracts:
  Amounts billed...........................................  $  6,531      $  9,099
  Unbilled contract receivables............................    16,602        11,543
                                                             --------      --------
                                                               23,133        20,642
                                                             --------      --------
Commercial contracts:
  Amounts billed...........................................   271,627       216,775
  Unbilled contract receivables............................   190,035       141,268
                                                             --------      --------
                                                              461,662       358,043
                                                             --------      --------
                                                             $484,795      $378,685
                                                             ========      ========

     Unbilled amounts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed upon shipment of the product, achievement of contractual milestones, or completion of the contract whereupon they are reclassified to billed receivables.

6) LONG TERM DEBT

                                                             JUNE 30,     DECEMBER 31,
                                                               1999           1998
                                                            ----------    ------------
                                                                  (IN THOUSANDS)
Term loan, 6.1% and 6.7% at June 30, and December 31,
  respectively............................................  $  275,000     $  275,000
Revolving credit facility, 6.1% and 6.7% at June 30 and
  December 31, respectively...............................     315,000        205,000
Note purchase facility....................................     137,297        126,657
9.5% senior notes due 2006................................     350,000
Export-Import credit facility.............................      13,945         15,018
Other.....................................................         585            605
Non-recourse debt of Orion:
  11.25% senior notes due 2007 (principal amount $443
     million).............................................     504,716        507,573
  12.5% senior discount notes due 2007 (principal amount
     $484 million)........................................     428,152        408,812
  Other...................................................      16,163         17,110
                                                            ----------     ----------
Total debt................................................   2,040,858      1,555,775
Less current maturities...................................      60,442         22,736
                                                            ----------     ----------
                                                            $1,980,416     $1,533,039
                                                            ==========     ==========

     In January 1999, Loral sold $350 million principal amount of 9.5% Senior Notes due 2006 ("Senior Notes"). The Senior Notes are general unsecured obligations of Loral that: (1) are structurally junior in right of payment to all existing and future indebtedness of Loral's subsidiaries; (2) are equal in right of payment with all existing and future senior indebtedness of Loral (except as to assets pledged to secure such indebtedness); and (3) are senior in right of payment to any future indebtedness which is by its terms junior in right of payment to any senior indebtedness of Loral.

                       LORAL SPACE & COMMUNICATIONS LTD.

     Interest on the Senior Notes accrues at the rate of 9.5% per annum and is payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 1999. The Senior Notes will mature on January 15, 2006. Loral may redeem all or part of the Senior Notes on or after January 15, 2003. Prior to January 15, 2002, Loral may redeem up to 35% of the Senior Notes from the proceeds of certain equity offerings. Upon a change of control (as defined), each holder of Senior Notes will have the right to require Loral to repurchase such holder's Senior Notes at a price equal to 101% of the principal amount thereof plus accrued interest to the date of repurchase.

     Loral used a portion of the proceeds from the Senior Notes to purchase $150 million face amount of GTL convertible preferred stock, in order to maintain its prior ownership interest in Globalstar (see Note 4).

7) LOSS PER SHARE

     Basic loss per share is computed based on the weighted average number of shares of common stock and the Series A Preferred Stock outstanding. Diluted loss per share excludes the assumed conversion of the Series C Preferred Stock and stock options as the effect would have been antidilutive.

     The following table sets forth the computation of basic and diluted loss per share:

                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                              JUNE 30,                JUNE 30,
                                        --------------------    --------------------
                                          1999        1998        1999        1998
                                        --------    --------    --------    --------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net loss............................  $ 38,068    $ 58,973    $ 76,569    $ 74,416
  Preferred dividends and accretion...    11,606      11,607      23,213      23,213
                                        --------    --------    --------    --------
Numerator for basic and diluted
  earnings per share -- net loss
  applicable to common stockholders...  $ 49,674    $ 70,580    $ 99,782    $ 97,629
                                        ========    ========    ========    ========
Denominator:
  Weighted average shares:
     Common stock.....................   244,163     219,872     243,984     211,656
     Series A Preferred Stock.........    45,897      45,897      45,897      45,897
                                        --------    --------    --------    --------
  Denominator for basic earnings
     per share........................   290,060     265,769     289,881     257,553
  Effect of dilutive securities:
     Series C Preferred Stock.........         *           *           *           *
     Employee stock options...........         *           *           *           *
                                        --------    --------    --------    --------
  Denominator for diluted earnings per
     share............................   290,060     265,769     289,881     257,553
                                        ========    ========    ========    ========
Basic and diluted loss per share......  $   0.17    $   0.27    $   0.34    $   0.38
                                        ========    ========    ========    ========

---------------
* Effect is antidilutive.

8) COMMITMENTS AND CONTINGENCIES

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

                       LORAL SPACE & COMMUNICATIONS LTD.

if any, in excess of $150 million under its guarantee of the Globalstar credit agreement. Loral has also guaranteed a $115 million term loan.

     Prior to its acquisition by Loral, Loral Skynet sold several transponders under which title to specific transponders was transferred to the customer. Under the terms of the sales contracts, Loral Skynet continues to operate the satellites on which the transponders are located and provides a warranty for a period of 10 to 14 years, generally which is the estimated economic life of the satellites. Depending on the contract, Loral Skynet is required to replace any transponders failing to meet operating specifications. All customers are entitled to a refund equal to the reimbursement value, as defined, in the event there is no replacement. The reimbursement value is determined based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In case of satellite failure, the reimbursement value may be paid from proceeds received from insurance policies.

     In 1997, two satellites built by SS/L experienced solar array circuit failures. One customer asserted that, in light of the failures and uncertainty as to future failure, it had not accepted the satellite. Loral believes that this customer was contractually required to accept the satellite at completion of in-orbit testing and that risk of loss has passed to the customer. SS/L settled the other customer's claims in 1997. In 1998, another SS/L-built satellite experienced degradation in the performance of two of its Ku-band antennas, which SS/L currently estimates could result in the loss of approximately 25% of the applicable orbital incentives, although additional warranty claims could be made. Loral's 1998 consolidated financial statements include the estimated impact of these events. Management believes that these matters will not have a material adverse effect on the financial condition or results of operations of Loral.

     SS/L is a target of a grand jury investigation being conducted by the office of the U.S. Attorney for the District of Columbia with respect to possible violations of export control laws that may have occurred in connection with the participation of SS/L employees on a committee formed in the wake of the 1996 crash of a Long March rocket in China and whose purpose was to consider whether studies of the crash made by the Chinese had correctly identified the cause of the failure. The Company is not in a position to predict the direction or outcome of the investigation. If SS/L were to be indicted and convicted of a criminal violation of the Arms Export Control Act, it would be subject to a fine of $1 million per violation and could be debarred from certain export privileges and, possibly, from participation in government contracts. Since many of SS/L's satellites are built for foreign customers and/or launched on foreign rockets, such a debarment would have a material adverse effect on SS/L's business, and therefore the Company. Indictment for such violations would subject SS/L to discretionary debarment from further export licenses. Whether or not SS/L is indicted or convicted, SS/L remains subject to the State Department's general statutory authority to prohibit exports of satellites and related services if it finds a violation of the Arms Export Control Act that puts SS/L's reliability in question, and it can suspend export privileges whenever it determines that grounds for debarment exist and that such suspension "is reasonably necessary to protect world peace or the security or foreign policy of the United States."

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

     On December 23, 1998, the Office of Defense Trade Controls ("ODTC") of the U.S. Department of State temporarily suspended the previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. According to ODTC, the purpose of the temporary suspension is to permit that agency to review the agreement for conformity with newly-enacted legislation

                       LORAL SPACE & COMMUNICATIONS LTD.

(Section 74 of the Arms Export Control Act) with respect to the export of missile equipment or technology. SS/L has complied with ODTC's instructions, and believes that a review of the agreement will show that its terms comply with the new law. The ODTC, however, has not yet completed its review, and the scheduled launch date for ChinaSat-8 is being delayed. If such a delay were to continue for an extended period, or if the suspension was not lifted, SS/L's customer could decide to terminate the contract. If such a termination were to occur, SS/L would have to refund advances received from ChinaSat ($134 million as of July 31, 1999) and may incur penalties of up to $13 million and believes it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer. There can be no assurance that SS/L will be able to find such a replacement customer.

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

     On May 4, 1999, the Company's Orion 3 broadcast video and data communications satellite was placed into a lower-than-expected orbit after its launch on a Boeing Delta III rocket from Cape Canaveral Air Station, Florida. According to Boeing, the Delta III's second stage apparently failed to complete its second stage burn, and, as a result, the satellite, manufactured by Hughes Space and Communications Corporation, achieved an orbit well below the planned final altitude. As a result, the satellite cannot be used for the Company's intended purpose.

     The satellite and launch were fully insured for approximately $266 million. DACOM Corporation, a Korean communications company which had purchased eight transponders on Orion 3 for a total of $89 million, had made prepayments of approximately $34 million to the Company. Under the agreement with DACOM, the amount prepaid was refunded in July 1999 since Orion 3 failed to commence commercial operations by June 30, 1999. In addition, Loral Orion's debt covenants require that the insurance proceeds be used to acquire a replacement satellite within 15 months of receipt of such proceeds, or to pay down debt. The Company is currently evaluating options with regard to this matter.

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

                       LORAL SPACE & COMMUNICATIONS LTD.

     Summarized financial information concerning the reportable segments for the three and six months ended June 30, 1999 and 1998, respectively is as follows:

                              SEGMENT INFORMATION
                        THREE MONTHS ENDED JUNE 30, 1999
                                 (IN MILLIONS)

                                                SATELLITE
                                              MANUFACTURING      FIXED                       GLOBAL
                                                   AND         SATELLITE       DATA          MOBILE
                                               TECHNOLOGY     SERVICES(1)   SERVICES(2)   TELEPHONY(3)   CORPORATE(4)     TOTAL
                                              -------------   -----------   -----------   ------------   ------------   ---------
REVENUES AND EBITDA:
Revenue from external customers.............    $  240.8       $   70.5       $ 17.8                                    $   329.1
Intersegment revenues.......................       104.6           19.9                                                     124.5
                                                --------       --------       ------                                    ---------
Gross revenues..............................    $  345.4       $   90.4       $ 17.8                                        453.6
                                                ========       ========       ======
Revenues of unconsolidated affiliates(5)....                                                                                (42.0)
Intercompany revenues(6)....................                                                                                (33.2)
                                                                                                                        ---------
Consolidated revenues.......................                                                                            $   378.4
                                                                                                                        =========
EBITDA before development and start-up costs
  and affiliate and intercompany
  eliminations..............................    $   31.4       $   47.4       $ (0.5)                      $   (8.4)    $    69.9
Development and start-up costs(7)...........                                    (3.6)       $  (36.6)                       (40.2)
                                                --------       --------       ------        --------       --------     ---------
EBITDA before affiliate and intercompany
  eliminations..............................    $   31.4       $   47.4       $ (4.1)       $  (36.6)      $  ( 8.4)         29.7
                                                ========       ========       ======        ========       ========
EBITDA of unconsolidated affiliates(5)......                                                                                 16.3
Intercompany EBITDA(6)......................                                                                                 (2.5)
                                                                                                                        ---------
EBITDA as reported(8).......................                                                                                 43.5
Depreciation and amortization...............                                                                                (41.4)
                                                                                                                        ---------
Operating income............................                                                                            $     2.1
                                                                                                                        =========
OTHER DATA:
Depreciation and amortization before
  affiliate eliminations....................    $   10.7       $   41.4       $  4.9        $    0.6       $    0.8     $    58.4
                                                ========       ========       ======        ========       ========
Depreciation and amortization of
  unconsolidated affiliates(5)..............                                                                                (17.0)
                                                                                                                        ---------
Depreciation and amortization...............                                                                            $    41.4
                                                                                                                        =========
Total assets before affiliate
  eliminations..............................    $1,767.1       $3,619.2       $119.8        $3,046.2       $1,409.2     $ 9,961.5
                                                ========       ========       ======        ========       ========
Total assets of unconsolidated
  affiliates(5).............................                                                                             (4,365.0)
                                                                                                                        ---------
Total assets................................                                                                            $ 5,596.5
                                                                                                                        =========

---------------
(1) Fixed Satellite Services includes 100% of the following companies: Loral Skynet; Loral Orion's transponder leasing business acquired on March 20, 1998; Satmex, a 49% equity investee; and Europe*Star, a 47% equity investee, since December 1998. For the three and six months ended June 30, 1999 Satmex's results include $17 million in revenues and $7.5 million in EBITDA from a sale of transponders to Loral Skynet.

(2) Data services includes 100% of CyberStar (in which Loral owns an 82% equity interest) and 100% of Loral Orion's data services business since its acquisition on March 20, 1998.

(3) Includes 100% of Globalstar. Loral owned approximately 43% and 39% at June 30, 1999 and 1998, respectively.

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

                       LORAL SPACE & COMMUNICATIONS LTD.

                              SEGMENT INFORMATION
                         SIX MONTHS ENDED JUNE 30, 1999
                                 (IN MILLIONS)

                                      SATELLITE
                                    MANUFACTURING      FIXED                       GLOBAL
                                         AND         SATELLITE       DATA          MOBILE
                                     TECHNOLOGY     SERVICES(1)   SERVICES(2)   TELEPHONY(3)   CORPORATE(4)    TOTAL
                                    -------------   -----------   -----------   ------------   ------------   -------
REVENUES AND EBITDA:
Revenues from external
  customers.......................     $381.5         $140.2        $ 34.3                                    $ 556.0
Intersegment revenues.............      290.3           22.2                                                    312.5
                                       ------         ------        ------                                    -------
Gross revenues....................     $671.8         $162.4        $ 34.3                                      868.5
                                       ======         ======        ======
Revenues of unconsolidated
  affiliates(5)...................                                                                              (70.0)
Intercompany revenues(6)..........                                                                             (114.1)
                                                                                                              -------
Consolidated revenues.............                                                                            $ 684.4
                                                                                                              =======
EBITDA before development and
  start-up costs and affiliate and
  intercompany eliminations.......     $ 62.0         $ 95.0        $ (2.8)                       $(16.6)     $ 137.6
Development and start-up
  costs(7)........................                                   ( 8.0)        $(78.7)                      (86.7)
                                       ------         ------        ------         ------         ------      -------
EBITDA before affiliate and
  intercompany eliminations.......     $ 62.0         $ 95.0        $(10.8)        $(78.7)        $(16.6)        50.9
                                       ======         ======        ======         ======         ======
EBITDA of unconsolidated
  affiliates(5)...................                                                                               37.9
Intercompany EBITDA(6)............                                                                               (8.6)
                                                                                                              -------
EBITDA as reported(8).............                                                                               80.2
Depreciation and amortization.....                                                                              (79.3)
                                                                                                              -------
Operating income..................                                                                            $   0.9
                                                                                                              =======
OTHER DATA:
Depreciation and amortization
  before affiliate eliminations...     $ 19.5         $ 79.5        $  9.1         $  1.1         $  1.6      $ 110.8
                                       ======         ======        ======         ======         ======
Depreciation and amortization of
  unconsolidated affiliates(5)....                                                                              (31.5)
                                                                                                              -------
Depreciation and amortization.....                                                                            $  79.3
                                                                                                              =======

                       LORAL SPACE & COMMUNICATIONS LTD.

                              SEGMENT INFORMATION
                        THREE MONTHS ENDED JUNE 30, 1998
                                 (IN MILLIONS)

                                     SATELLITE
                                   MANUFACTURING      FIXED                       GLOBAL
                                        AND         SATELLITE       DATA          MOBILE
                                    TECHNOLOGY     SERVICES(1)   SERVICES(2)   TELEPHONY(3)   CORPORATE(4)    TOTAL
                                   -------------   -----------   -----------   ------------   ------------   --------
REVENUES AND EBITDA:
Revenues from external
  customers......................    $  108.1       $   63.0       $ 11.9                                    $  183.0
Intersegment revenues............       222.0            1.1                                                    223.1
                                     --------       --------       ------                                    --------
Gross revenues...................    $  330.1       $   64.1       $ 11.9                                       406.1
                                     ========       ========       ======
Revenues of unconsolidated
  affiliates(5)..................                                                                               (26.4)
Intercompany revenues(6).........                                                                              (131.4)
                                                                                                             --------
Consolidated revenues............                                                                            $  248.3
                                                                                                             ========
EBITDA before development and
  start-up costs and affiliate
  and intercompany
  eliminations...................    $   19.8       $   45.3       $ (5.8)                      $   (7.7)    $   51.6
Development and start-up
  costs(7).......................                                    (8.8)       $  (27.9)                      (36.7)
                                     --------       --------       ------        --------       --------     --------
EBITDA before affiliate and
  intercompany eliminations......    $   19.8       $   45.3       $(14.6)       $  (27.9)      $   (7.7)        14.9
                                     ========       ========       ======        ========       ========
EBITDA of unconsolidated
  affiliates(5)..................                                                                                 6.7
Intercompany EBITDA(6)...........                                                                                (9.4)
                                                                                                             --------
EBITDA as reported(8)............                                                                                12.2
Depreciation and amortization....                                                                               (38.5)
                                                                                                             --------
Operating loss...................                                                                            $  (26.3)
                                                                                                             ========
OTHER DATA:
Depreciation and amortization
  before affiliate
  eliminations...................    $    8.7       $   39.1       $  3.2        $    0.4       $    0.7     $   52.1
                                     ========       ========       ======        ========       ========
Depreciation and amortization of
  unconsolidated affiliates(5)...                                                                               (13.6)
                                                                                                             --------
Depreciation and amortization....                                                                            $  (38.5)
                                                                                                             ========
Total assets before affiliate
  eliminations...................    $1,648.0       $3,267.9       $134.0        $2,555.8       $1,119.0     $8,724.7
                                     ========       ========       ======        ========       ========
Total assets of unconsolidated
  affiliates(5)..................                                                                            (3,658.7)
                                                                                                             --------
Total assets.....................                                                                            $5,066.0
                                                                                                             ========

                       LORAL SPACE & COMMUNICATIONS LTD.

                              SEGMENT INFORMATION
                         SIX MONTHS ENDED JUNE 30, 1998
                                 (IN MILLIONS)

                                      SATELLITE
                                    MANUFACTURING      FIXED                       GLOBAL
                                         AND         SATELLITE       DATA          MOBILE
                                     TECHNOLOGY     SERVICES(1)   SERVICES(2)   TELEPHONY(3)   CORPORATE(4)    TOTAL
                                    -------------   -----------   -----------   ------------   ------------   -------
REVENUES AND EBITDA:
Revenues from external
  customers.......................     $249.0         $116.6        $ 11.9                                    $ 377.5
Intersegment revenues.............      389.5            2.0                                                    391.5
                                       ------         ------        ------                                    -------
Gross revenues....................     $638.5         $118.6        $ 11.9                                      769.0
                                       ======         ======        ======
Revenues of unconsolidated
  affiliates(5)...................                                                                              (52.3)
Intercompany revenues(6)..........                                                                             (173.2)
                                                                                                              -------
Consolidated revenues.............                                                                            $ 543.5
                                                                                                              =======
EBITDA before development and
  start-up costs and affiliate and
  intercompany eliminations.......     $ 40.5         $ 81.1        $ (5.8)                       $(14.6)     $ 101.2
Development and start-up
  costs(7)........................                                   (16.7)        $(52.3)                      (69.0)
                                       ------         ------        ------         ------         ------      -------
EBITDA before affiliate and
  intercompany eliminations.......     $ 40.5         $ 81.1        $(22.5)        $(52.3)        $(14.6)        32.2
                                       ======         ======        ======         ======         ======
EBITDA of unconsolidated
  affiliates(5)...................                                                                               10.9
Intercompany EBITDA(6)............                                                                              (12.5)
                                                                                                              -------
EBITDA as reported(8).............                                                                               30.6
Depreciation and amortization.....                                                                              (55.9)
                                                                                                              -------
Operating income..................                                                                            $ (25.3)
                                                                                                              =======
OTHER DATA:
Depreciation and amortization
  before affiliate eliminations...     $ 17.6         $ 60.4        $  3.2         $  0.8         $  1.5      $  83.5
                                       ======         ======        ======         ======         ======
Depreciation and amortization of
  unconsolidated affiliates(5)....                                                                              (27.6)
                                                                                                              -------
Depreciation and amortization.....                                                                            $  55.9
                                                                                                              =======

10) SUBSEQUENT EVENT

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks for the build-out of the Globalstar system. The credit agreement provides for a $100 million three-year revolving credit facility ("Revolver"), a $100 million three-year term loan ("Term Loan A") and a $300 million four-year term loan ("Term Loan B"). The Term Loan facilities are subject to an amortization payment schedule as follows: the Term Loan A facility requires payments of 10% of the principal amount on each of January 15, 2001, March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001, 15% of
the principal amount on each of March 31, 2002 and June 30, 2002 and a final payment of 20% of the principal amount on August 15, 2002; the Term Loan B facility requires payments of 1% of the principal amount on each of January 15, 2001 and June 30, 2001, a payment of 15% of the principal amount on June 30, 2002, a payment of 25% of the principal amount on March 31, 2003 and a final payment of 58% of the principal amount on August 15, 2003. All amounts outstanding under the Revolver are due and payable on August 15, 2002. Borrowings under the facilities bear interest, at Globalstar's option, at various rates based on margins over the lead bank's base rate or the London Interbank Offer Rate ("LIBOR") for periods of one to six months. Globalstar pays a commitment fee on the unused portion of the facilities. The credit agreement contains customary financial covenants that commence March 31, 2001, including, minimum revenue thresholds,

                       LORAL SPACE & COMMUNICATIONS LTD.

maintenance of consolidated net worth, interest coverage ratios and maximum leverage ratios. In addition, the credit agreement contains customary limitations on indebtedness, liens, contingent obligations, fundamental changes, asset sales, dividends, investments, optional payments and modification of subordinated and other debt instruments and transactions with affiliates.

     The credit facility is guaranteed by Loral SatCom Ltd. and Loral Satellite, Inc., wholly owned subsidiaries of Loral. The guarantee is secured by the pledge of certain assets of Loral and its subsidiaries, including the Telstar 6 and Telstar 7 satellites and the stock of the guarantors. The guarantee agreement contains customary financial covenants of the guarantors, including maintenance of a minimum collateral coverage ratio and maintenance of a combined minimum net worth and combined EBITDA. In addition, the guarantee agreement contains customary limitations on indebtedness, liens, fundamental changes, asset sales, dividends (except that the guarantors may pay dividends to their parents provided that combined aggregate cash on hand at the guarantors is at least equal to $50 million and the guarantors hold an intercompany note due from Loral for at least $100 million), investments, capital expenditures, creating liens other than those created pursuant to the guarantee and transactions with affiliates.

     In consideration for the guarantee, Loral and certain Loral subsidiaries received warrants to purchase an aggregate of 3,450,000 Globalstar partnership interests (equivalent to approximately 13,800,000 shares of common stock of GTL) at an exercise price of $91.00 per partnership interest (equivalent to $22.75 per share of GTL common stock, the average of the high and low trading prices of GTL common stock on August 5, 1999, the closing date of the credit facility). The warrants vest in stages (provided that the guarantee is then in effect): 50% on February 5, 2000, 25% on August 5, 2000 and the remaining 25% on August 5, 2001. The warrants are immediately exercisable after vesting and have a seven-year term. Globalstar may call the warrants after August 5, 2001 if the market price of GTL common stock exceeds $45.50 for a certain period. After giving effect to the issuance of the warrants, Loral's interest in Globalstar on a fully-diluted basis increased from 42% to 45%.

                       LORAL SPACE & COMMUNICATIONS LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions. See the section of Loral's registration statement on Form S-4 (File No. 333-75655) entitled "Risk Factors". In addition, with respect to Loral's interest in Globalstar, L.P. ("Globalstar") and Globalstar Telecommunications Limited ("GTL"), see the section of GTL's and Globalstar's most recent Annual Report on Form 10-K entitled "Certain Factors That May Affect Future Results" and the section of GTL's registration statements on Form S-3 (File Nos. 333-75677 and 333-83239) entitled "Risk Factors". With regard to forward-looking statements concerning Loral Orion, Inc. ("Loral Orion") see the section of Loral Orion's most recent Annual Report on Form 10-K, entitled "Certain Factors That May Effect Future Results". With regard to forward-looking statements of Satelites Mexicanos, S.A. de C.V. ("Satmex") see the section of Satmex's 1998 Form 20-F entitled "Certain Factors That May Affect Future Results".

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Results of Operations and Financial Condition of the Company, Globalstar, Orion and Satmex, are forward-looking statements that involve risks and uncertainties, many of which may be beyond the companies' control. The actual results that the companies achieve may differ materially from any forward-looking projections due to such risks and uncertainties.

     Loral is one of the world's leading satellite communications companies, with substantial activities in satellite manufacturing and satellite-based communications services. Loral is developing the building blocks necessary to create a seamless, global networking capability for the information age. In 1998, Loral advanced its strategy significantly by acquiring Orion Network Systems, Inc. ("Loral Orion"), increasing its ownership in Globalstar, forming the Loral Global Alliance, including the formation of Europe*Star Limited ("Europe*Star"), and organizing and integrating its businesses to form four distinct operating segments. As of June 30, 1999, Loral's fixed satellite services fleet consisted of seven satellites in orbit (including three owned by Satmex, Loral's 49% owned affiliate). Loral will expand the geographic coverage and capacity of its fixed satellite services by launching two additional satellites for the Telstar and Loral Orion fleets in 1999. Loral's four operating segments are:

          Satellite Manufacturing and Technology. Designing and manufacturing satellites and other space systems and developing satellite technology for a broad variety of customers and applications through Space Systems/Loral, Inc. ("SS/L");

          Fixed Satellite Services. Leasing transponder capacity and providing value added services to customers for a wide variety of applications, including the distribution of broadcast programming, news gathering, business television, distance learning and direct-to-home ("DTH") services. The Company's fixed satellite service ("FSS") assets, managed by Loral Skynet and marketed under the Loral Global Alliance banner, consist of seven high-power geosynchronous ("GEO") satellites as of June 30, 1999: three Loral Skynet Telstar satellites and one satellite of Loral Orion, as well as three Satmex satellites. The two satellites expected to be launched by the recently formed Europe*Star joint venture with Alcatel, in which Loral owns a 47% interest, also will be part of the Loral Global Alliance and form a component of the Company's FSS business segment;

          Data Services. Business in development, providing managed communications networks and Internet and intranet services through Loral Orion and delivering high-speed broadband data communications through CyberStar, L.P. ("CyberStar"); and

          Global Mobile Telephony. Providing worldwide wireless mobile telephony and narrow-band data communications through a constellation of low-earth orbiting ("LEO") satellites (the "Globalstar System") operated by Globalstar, which is expected to start service in several regions of the world beginning this fall. Loral is the managing general partner and owned approximately 43% of Globalstar as of June 30, 1999.

CONSOLIDATED OPERATING RESULTS

     In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a measure of a segment's profit or loss. The following discussion of revenues and EBITDA reflects the results of Loral's operating segments for the three and six months ended June 30, 1999 and 1998. See Note 9 to Loral's condensed consolidated financial statements for additional information on segment results. The remainder of the discussion relates to the consolidated results of Loral, unless otherwise noted.

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            JUNE 30,               JUNE 30,
                                                       -------------------    ------------------
                                                        1999        1998       1999       1998
                                                       -------    --------    -------    -------
                                                                     (IN MILLIONS)
OPERATING REVENUES:
Satellite manufacturing and technology...............  $345.4     $ 330.1     $ 671.8    $ 638.5
Fixed satellite services(1)..........................    90.4        64.1       162.4      118.6
Data services(2).....................................    17.8        11.9        34.3       11.9
                                                       ------     -------     -------    -------
Operating segment revenues...........................   453.6       406.1       868.5      769.0
Affiliate eliminations(3)............................   (42.0)      (26.4)      (70.0)     (52.3)
Intercompany eliminations(4).........................   (33.2)     (131.4)     (114.1)    (173.2)
                                                       ------     -------     -------    -------
Operating revenues...................................  $378.4     $ 248.3     $ 684.4    $ 543.5
                                                       ======     =======     =======    =======
EBITDA(5):
Satellite manufacturing and technology...............  $ 31.4     $  19.8     $  62.0    $  40.5
Fixed satellite services(1)..........................    47.4        45.3        95.0       81.1
Data services(2).....................................    (0.5)       (5.8)       (2.8)      (5.8)
Corporate expenses(6)................................    (8.4)       (7.7)      (16.6)     (14.6)
                                                       ------     -------     -------    -------
EBITDA for operating segments before development
  and start-up costs, and affiliate and intercompany
  eliminations.......................................    69.9        51.6       137.6      101.2
                                                       ------     -------     -------    -------
Development and start-up costs(7):
  Data services(2)...................................    (3.6)       (8.8)       (8.0)     (16.7)
  Global mobile telephony(8).........................   (36.6)      (27.9)      (78.7)     (52.3)
                                                       ------     -------     -------    -------
Total development and start-up costs.................   (40.2)      (36.7)      (86.7)     (69.0)
                                                       ------     -------     -------    -------
Segment EBITDA before eliminations...................    29.7        14.9        50.9       32.2
Affiliate eliminations(3)............................    16.3         6.7        37.9       10.9
Intercompany eliminations(4).........................    (2.5)       (9.4)       (8.6)     (12.5)
                                                       ------     -------     -------    -------
EBITDA as reported...................................  $ 43.5     $  12.2     $  80.2    $  30.6
                                                       ======     =======     =======    =======

---------------
(1) Fixed Satellite Services includes 100% of the following companies: Loral Skynet; Loral Orion's transponder leasing business acquired on March 20, 1998; Satmex, a 49% equity investee; and Europe*Star, a 47% equity investee, since December 1998. For the three and six months ended June 30, 1999 Satmex's results include $17 million in revenues and $7.5 million in EBITDA from a sale of transponders to Loral Skynet.

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

(8) Includes 100% of Globalstar. Loral owned approximately 43% and 39% as of June 30, 1999 and 1998, respectively.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

     Total revenues for Loral's operating segments were $454 million for 1999 versus $406 million in 1998, before intercompany and affiliate eliminations of $75 million in 1999 and $158 million in 1998. The increase in revenues was primarily due to increased sales in satellite manufacturing, growth in fixed satellite services as a result of the service start up of Loral Skynet's Telstar 6 satellite in March 1999, increased sales at Satmex, primarily due to the sale of transponders to Loral Skynet, and growth in Loral's data segment in 1999. The decrease in intercompany eliminations in 1999 primarily reflects lower revenue for satellite construction by SS/L for Loral's FSS segment, as two satellites are expected to be launched in the fall of 1999.

     EBITDA for operating segments before development and start-up costs, and affiliate and intercompany eliminations, increased in 1999 to $70 million from $52 million in 1998, an increase of 35%. This increase arose primarily from growth in satellite manufacturing and technology due to increased sales and margins in satellite manufacturing and due to growth in data services. The FSS segment's EBITDA grew modestly in 1999 versus 1998 as expected, as costs increased for recent and planned satellite launches and as a result of the investment in Europe*Star in 1999. While Loral Skynet's EBITDA increased in 1999 as a result of the start of service of Telstar 6, Satmex's EBITDA in 1999 would have been lower than in 1998 if not for the sale of two transponders to Loral Skynet. Total investment in development and start-up costs increased 10% in 1999 to $40 million, from 1998 spending of $37 million. While the investment required for CyberStar decreased from $9 million in 1998 to $4 million in 1999, costs related to the further development of Globalstar rose to $37 million in 1999 from $28 million in 1998, due to increased activities in anticipation of the start of service this fall. Affiliate eliminations increased in 1999, primarily as a result of increased Globalstar costs. Intercompany eliminations decreased in 1999, primarily from lower spending in satellite construction by SS/L for Loral's FSS segment. As a result of the above, EBITDA as reported more than tripled to $44 million in 1999 from $12 million in 1998.

     Depreciation and amortization rose to $41 million in 1999 from $39 million in 1998, and excludes depreciation and amortization of unconsolidated affiliates of $17 million and $14 million for 1999 and 1998, respectively, primarily for Satmex. The increase primarily results from the depreciation of Telstar 6 in 1999.

     Interest and investment income increased to $19 million in 1999 from $17 million in 1998, principally due to higher cash balances for investment in 1999.

     Interest expense was $24 million in 1999, net of capitalized interest of $19 million, versus $22 million in 1998, net of capitalized interest of $11 million. The increase in interest expense in 1999 was primarily due to the interest expense on the $350 million 9.5% senior notes issued in January 1999, mostly offset by higher capitalized interest in 1999 from Loral's investments in Globalstar and Europe*Star.

     The income tax benefit was $2.6 million on a loss before income taxes of $3.1 million for 1999 and $9.7 million on a loss before income taxes of $31.3 million for 1998. For 1999, the effective rate was 81.8% as compared to 31% for 1998. The change was primarily attributable to an increase in net income from non-taxable jurisdictions in 1999 and the relative impact of certain permanent adjustments in 1999.

     The minority interest benefit in 1999 primarily reflects the reduction of CyberStar's loss attributed to CyberStar's other investor, who owned 17.6% as of June 30, 1999.

     The equity in net loss of affiliates was $38 million in 1999 compared to $41 million in 1998. Loral's share of Globalstar's losses, net of the related tax benefit was $19 million in 1999 compared to $17 million in 1998. This increase was primarily due to Globalstar's increased development and start-up costs and Loral's increased ownership percentage in Globalstar in 1999 (42.6% as of June 30, 1999 versus 38.7% as of June 30, 1998). Loral's share of Satmex's loss was $10 million in 1999, after eliminating the profit on the sale of transponders to Loral Skynet, and $5 million in 1998. Also included as equity in net loss of affiliates is Loral's share of Europe*Star's loss, SkyBridge Limited Partnership's losses, and losses from other affiliates (see Note 4 to Loral's condensed consolidated financial statements).

     Preferred distributions of $12 million for 1999 and 1998, relate to the Series C Preferred Stock.

     As a result of the above, the net loss applicable to common stockholders for 1999 was $50 million or $0.17 per basic and diluted share, compared to the net loss of $71 million or $0.27 per basic and diluted share for 1998. Basic and diluted weighted average shares were 290.1 million for 1999 and 265.8 million for 1998. This increase was primarily due to the 23 million shares issued to the public in June 1998.

RESULTS BY OPERATING SEGMENT FOR THE THREE MONTHS

  Satellite Manufacturing and Technology

     Revenues at SS/L, the Company's satellite manufacturing and technology subsidiary, before intercompany eliminations were $345 million in 1999 versus $330 million in 1998. EBITDA in 1999 rose to $31 million from $20 million in 1998, due to higher margins. Funded backlog for SS/L as of June 30, 1999 and 1998, was $1.3 billion and $1.6 billion, respectively, including intercompany backlog of $262 million in 1999 and $171 million in 1998.

  Fixed Satellite Services

     FSS revenue for 1999 was $90 million, including the sale of two transponders by Satmex to Loral Skynet for $17 million, versus $64 million last year. EBITDA was $47 million in 1999, up from $45 million, in 1998. Funded backlog for the fixed satellite services segment totaled $919 million as of June 30, 1999, an increase of 8% over the $849 million as of June 30, 1998, including affiliate and intercompany backlog of $226 million in 1999 and $172 million in 1998.

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

     Revenues for the data services segment in 1999 were approximately $18 million versus $12 million last year, primarily from Loral Orion's corporate data networking and Internet and intranet services businesses. EBITDA before development costs in 1999 was a loss of $1 million as compared to a loss of $6 million in 1998. Total development and start-up costs for CyberStar (a development stage business) were reduced to $4 million in 1999 from $9 million in 1998. As of June 30, 1999, funded backlog for the segment increased to $167 million from $120 million as of June 30, 1998 (all from external sources).

     In the fourth quarter of 1998, CyberStar announced the commercial availability of its broadband satellite-based business communications service. One of its first customers selected CyberStar to deliver in-theater media to its nationwide cinema network. CyberStar is conducting pilot programs with other enterprise customers in markets such as entertainment, finance, technology, real estate, training, insurance and retail.

  Global Mobile Telephony

     Loral manages and is the largest equity owner of Globalstar, the global mobile telephony segment of Loral. Globalstar is a development stage partnership scheduled to start service in several regions of the world beginning this fall. Globalstar's development and start-up costs were $37 million in 1999 as compared to $28 million for 1998. The rise in costs relates primarily to increased activities in anticipation of the start of service. Globalstar is expending significant funds for the development, construction, testing and deployment of the Globalstar System and expects such losses to continue through the year 2000.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

     Total revenues for Loral's operating segments were $869 million for 1999 versus $769 million in 1998, before intercompany and affiliate eliminations of $184 million in 1999 and $226 million in 1998. The increase in revenues was due primarily to growth in fixed satellite services as a result of including Loral Orion's leasing business for six months in 1999 (acquired on March 20, 1998), the service start up of Loral Skynet's Telstar 6 satellite in March 1999 and increased sales at Satmex, primarily due to the sale of transponders to Loral Skynet, increased sales in satellite manufacturing and from increased growth in data services in 1999 and due to including the results of Loral Orion's data business for six months in 1999. The decrease in intercompany eliminations in 1999 primarily reflects lower revenue for satellite construction by SS/L for Loral's FSS segment.

     EBITDA for operating segments before development and start-up costs, and affiliate and intercompany eliminations, increased in 1999 to $138 million from $101 million in 1998, an increase of 36%. This increase arose primarily from growth in satellite manufacturing and technology due to increased sales and margins in satellite manufacturing and growth in fixed satellite services due to the initiation of service of Telstar 6, including the results of Loral Orion's leasing business for six months in 1999 and increases at Satmex, primarily due to the sale of transponders to Loral Skynet, which was partially offset by the investment in Europe*Star in 1999. Total investment in development and start-up costs increased 26% in 1999 to $87 million, from 1998 spending of $69 million. While the investment required for CyberStar decreased from $17 million in 1998 to $8 million in 1999, costs related to the further development of Globalstar rose to $79 million in 1999 from $52 million in 1998, due to increased activities in anticipation of the start of service. Affiliate eliminations increased in 1999, primarily as a result of increased Globalstar costs. Intercompany eliminations decreased in 1999, primarily from lower spending in satellite construction by SS/L for Loral's FSS segment. As a result of the above, EBITDA as reported more than doubled to $80 million in 1999 from $31 million in 1998.

     Depreciation and amortization rose to $79 million in 1999 from $56 million in 1998, and excludes depreciation and amortization of unconsolidated affiliates of $32 million and $28 million for 1999 and 1998, respectively, primarily for Satmex. The increase primarily results from the inclusion of Loral Orion's depreciation, and the amortization of cost in excess of Loral Orion's net assets acquired for six months in 1999 and the depreciation of Telstar 6 in 1999.

     Interest and investment income increased to $34 million in 1999 from $25 million in 1998, principally due to higher cash balances for investment in 1999.

     Interest expense was $42 million in 1999, net of capitalized interest of $41 million, versus $23 million in 1998, net of capitalized interest of $20 million. The increase in interest expense in 1999 was primarily due to including interest expense for Loral Orion for six months in 1999 versus three months in 1998, the interest expense on the $350 million 9.5% senior notes issued in January 1999 and interest on increased borrowings under the Loral SpaceCom credit facility in 1999, partially offset by higher capitalized interest in 1999 on Loral's investments in Globalstar and Europe*Star and from including six months of capitalized interest for Loral Orion in 1999.

     The income tax benefit was $0.2 million on a loss before income taxes of $7.3 million for 1999 and $6.7 million on loss before income taxes of $23.4 million for 1998. For 1999, the effective rate was 2.4% as compared to 28.5% for 1998. The change was primarily attributable to the effect of an increase to the non-deductible amortization of costs in excess of net assets acquired due to the Loral Orion acquisition in March 1998.

     The minority interest benefit in 1999 primarily reflects the reduction of Cyberstar's loss attributed to CyberStar's other investor, who owned 17.6% as of March 31, 1999.

     The equity in net loss of affiliates was $71 million in 1999 compared to $61 million in 1998. Loral's share of Globalstar's losses, net of the related tax benefit was $37 million in 1999 compared to $28 million in 1998. This increase is primarily due to Globalstar's increased development and start-up costs and Loral's increased ownership percentage in Globalstar in 1999 (42.6% as of June 30, 1999 versus 38.7% as of June 30, 1998). Loral's share of Satmex's loss was $16 million for 1999 and $12 million for 1998. Also included as equity in net loss of affiliates is Loral's share of Europe*Star loss, SkyBridge Limited Partnership's losses, and losses from other affiliates (see Note 4 to Loral's condensed consolidated financial statements).

     Preferred distributions of $23 million for 1999 and 1998, relate to the Series C Preferred Stock.

     As a result of the above, the net loss applicable to common stockholders for 1999 was $100 million or $0.34 per basic and diluted share, compared to the net loss applicable to common stockholders of $98 million or $0.38 per basic and diluted share for 1998. Basic and diluted weighted average shares were 289.9 million for 1999 and 257.6 million for 1998. This increase is primarily due to the 23 million shares issued to the public in June 1998 and the 18 million shares issued to acquire Orion in March 1998.

RESULTS BY OPERATING SEGMENT FOR THE SIX MONTHS

  Satellite Manufacturing and Technology

     Revenues for SS/L, the Company's satellite manufacturing and technology subsidiary, before intercompany eliminations were $672 million in 1999 versus $639 million in 1998. EBITDA in 1999 rose to $62 million from $41 million in 1998, due to higher margins.

  Fixed Satellite Services

     FSS revenue for 1999 was $162 million, including the sale of two transponders by Satmex to Loral Skynet for $17 million, versus $119 million last year, EBITDA was $95 million in 1999, up from EBITDA of $81 million, in 1998.

  Data Services

     Revenues for the data services segment in 1999 were approximately $34 million versus $12 million in 1998, primarily from growth in Loral Orion's corporate data networking and Internet and intranet services businesses, acquired in March 1998. EBITDA before development costs in 1999 was a loss of $3 million compared to a loss of $6 million in 1998. Total development and start-up costs for CyberStar (a development stage business) were reduced to $8 million in 1999 from $17 million in 1998.

  Global Mobile Telephony

     Globalstar's development and start-up costs were $79 million in 1999 as compared to $52 million for 1998. The rise in costs relates primarily to increased activities in anticipation of the start of service. Globalstar is expending significant funds for the development, construction, testing and deployment of the Globalstar System and expects such losses to continue through the year 2000.

ACQUISITIONS AND INVESTMENTS IN AFFILIATES

  Global Mobile Telephony

     Globalstar

     In January 1999, GTL completed a private offering of $350 million of convertible redeemable preferred stock (of which Loral purchased $150 million face amount, to maintain its prior ownership percentage). GTL in turn used the net proceeds from its offering to purchase redeemable preferred partnership interests of Globalstar, which in turn is using the proceeds for the development and deployment of the Globalstar System.

     As of June 30, 1999, Loral had a 42.6% interest in Globalstar ordinary partnership interests.

  Fixed Satellite Services

     Satmex

     On March 30, 1999, Loral acquired 577,554 shares of preferred stock of Satmex at a purchase price of approximately $30.3 million. The preferred stock has limited voting rights, pays a dividend in common stock of Satmex and is exchangeable, at Satmex's option, into common stock of Satmex based upon a predetermined exchange ratio.

     Loral Orion

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

     Europe*Star

     In December 1998, Loral finalized its strategic partnership with a subsidiary of Alcatel to jointly build and operate Europe*Star, a geostationary satellite system that will provide broadcast and telecommunications services to Europe, the Middle East, Southeast Asia, India, and South Africa. Alcatel will serve as the primary contractor of the Europe*Star turnkey system. SS/L will provide the satellite bus and test and integrate the satellites. Europe*Star is a member of the Loral Global Alliance of FSS providers which is led by Loral

Skynet. Through June 30, 1999, Loral invested $66 million in Europe*Star, including $17 million in the first quarter of 1999.

     Data Services

     See Fixed Satellite Services above (Loral Orion).

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

  Debt

     In January 1999, Loral completed a private offering of senior notes raising approximately $350 million, of which a portion was used to invest in $150 million face amount of GTL's $350 million offering of convertible redeemable preferred stock, thereby maintaining Loral's prior proportionate ownership position in Globalstar. The remainder of the funds raised are being used for general corporate purposes, including investments in its other core businesses and to pursue emerging satellite services opportunities worldwide.

     On November 14, 1997, the Company's wholly owned subsidiary, Loral SpaceCom Corporation, entered into an $850 million credit facility with a group of banks. The facility consists of a $500 million revolving credit facility, a $275 million term loan and a $75 million letter of credit facility. The facility replaced SS/L's then existing credit facility. The facility is secured by the stock of Loral SpaceCom Corporation and SS/L and contains various covenants, including an interest coverage ratio, debt to capitalization ratios and restrictions on cash transfers to its parent. As of June 30, 1999, there was $590 million of borrowings outstanding under this credit facility.

     Loral Orion's outstanding debt as of June 30, 1999, was $949 million, is non-recourse to Loral, and includes certain restrictions on Loral Orion's ability to pay dividends or make loans to Loral.

  Cash and Restricted Cash

     As of June 30, 1999, Loral had $496.6 million of cash and cash equivalents. Loral intends to utilize its existing capital base and access to the capital markets to construct and operate additional satellites, make additional investments in Globalstar and Globalstar service provider opportunities, invest in its other core businesses, and to pursue emerging satellite service opportunities worldwide.

     As of June 30, 1999, Loral Orion had $49.4 million of restricted cash, which will be used for interest payments on Loral Orion's senior notes.

  Fixed Satellite Services

     Loral Skynet

     Loral Skynet currently has three high-power satellites in orbit. Loral intends to expand Loral Skynet's business to become a worldwide satellite service provider through the construction of additional satellites. As of June 30, 1999, Loral Skynet has two satellites under construction by SS/L, and one completed satellite which is scheduled to be launched in September 1999.

     Loral Orion

     Loral Orion currently has one satellite in orbit, and one satellite under construction (Orion 2) which is expected to be launched in late 1999. Loral intends to fund approximately $60 million of the construction cost of Orion 2. All other costs related to Orion 2 are fully funded. During June 1999, Loral funded approximately $13 million of the cost of Orion 2.

     On May 4, 1999, the Orion 3 broadcast video and data communications satellite was placed into a lower-than-expected orbit after its launch on a Boeing Delta III rocket from Cape Canaveral Air Station, Florida. According to Boeing, the Delta III's second stage apparently failed to complete its second stage burn, and, as a result, the satellite, manufactured by Hughes Space and Communications Corporation, achieved an orbit well below the planned final altitude. As a result, the satellite cannot be used for the Company's intended purpose.

     The satellite and launch were fully insured for approximately $266 million. DACOM Corporation, a Korean communications company which had purchased eight transponders on Orion 3 for a total of $89 million, had made prepayments of approximately $34 million to the Company. In accordance with the agreement with DACOM, the amount prepaid was refunded since Orion 3 failed to commence commercial operations by June 30, 1999. In addition, Loral Orion's debt covenants require that the insurance proceeds be used to acquire a replacement satellite within 15 months of receipt of such proceeds, or to pay down debt. The Company is currently evaluating its options with regard to this matter. For 1999, expected earnings from Orion 3, which will now not be received, will be offset, in part, by reduced depreciation as well as reduced interest expense and operating costs.

     Based upon its current expectations for growth, Loral Orion anticipates it will have additional funding requirements over the next three years to fund the purchase of VSAT's, senior note interest payments, other capital expenditures and other operating needs. Interest charges on the senior notes are fully provided for by restricted cash through January 2000. Loral Orion does not have a revolving credit facility. Accordingly, Loral Orion will need to secure funding from Loral, or raise additional financing. Sources of additional capital may include public or private debt, equity financings or strategic investments. To the extent that Loral Orion seeks to raise additional debt financing, the indentures limit the amount of such additional debt (under a variety of provisions contained in such indentures) and prohibit Loral Orion from using Orion 1 and Orion 2 or the insurance proceeds from Orion 3 as collateral for indebtedness for money borrowed. If Loral Orion requires additional financing and is unable to obtain such financing from Loral or from outside sources in the amounts and at the times needed, there would be a material adverse effect on Loral Orion.

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

  Global Mobile Telephony

     Globalstar

     The Company plans to begin a regional roll-out of service in the fall of 1999 with a minimum of eight gateways in operation. By the end of 1999, Globalstar expects to have a total of at least 14 gateways in operation. All of the 38 gateways on order have been manufactured and are ready for installation.

     From January 1, to July 31, 1999, Globalstar had six successful launches, of four satellites each, aboard a combination of Soyuz and Delta launch vehicles, bringing the total number of satellites in orbit to thirty-two. Globalstar had previously launched its first two groups of four satellites each in 1998. The first 26 Globalstar satellites have reached their final orbital positions and are currently being used to test basic system functionality, including the system's inter-satellite handoff capabilities. The latest four satellites are expected to reach their final orbital positions and will begin operations testing in August 1999 and two satellites are intentionally drifting and are expected to reach their final orbital positions in August and October of 1999. As of July 1999, in addition to the 32 satellites already in orbit, Globalstar had eight completed satellites on hand and 12 more in final integration and test. For the remainder of 1999, Globalstar's current launch plan includes five additional launches of four satellites each, using a mix of Delta and Soyuz rockets. According to the plan, Globalstar will deploy a minimum of 32 satellites by the fall of 1999 and a total of 52 satellites (including four in-orbit spares) by the end of 1999.

     Through June 30, 1999, Globalstar incurred costs of approximately $2.9 billion for the design, development, construction and deployment of the space and ground segments, not including financing costs. Costs incurred during 1999 were approximately $379.2 million. As of June 30, 1999, Globalstar's budgeted expenditures were $3.17 billion for the design, development, construction and deployment of the Globalstar System to start service in several regions of the world beginning this fall and $340 million for budgeted financing costs. In addition to expenditures for operating costs, and debt service, Globalstar anticipates further expenditures on system software for the improvement of system functionality and the addition of new features beyond those planned for the start of service. Globalstar expects to achieve positive cash flow in the third quarter of 2000. Substantial additional financing will be required if there are delays in the start of service and, in any event, after the start of service and before positive cash flow is achieved. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all.

     Globalstar has agreed to purchase from SS/L eight additional spare satellites for which the cost and payment terms have not as yet been negotiated. It is anticipated that approximately $100 million will be expended for these spare satellites by the start of service.

     In January 1999, GTL sold $350 million of 8% Convertible Redeemable Preferred Stock due 2011 (the "Preferred Stock"). The Preferred Stock is convertible into shares of GTL common stock at a conversion price of $23.2563 per share. GTL used the proceeds to purchase redeemable preferred partnership interests in Globalstar, and Globalstar is using the funds for the construction and deployment of the Globalstar(TM) System.

     As of June 30, 1999, Globalstar has raised or received commitments for approximately $3.8 billion. Globalstar intends to raise the remaining funds required, of approximately $100 million, by the start of service in the fall, from financial support from the Globalstar partners.

     In July 1999, Globalstar and GTL filed a shelf registration statement with the SEC covering up to $500 million of securities. Under the registration statement, Globalstar may, from time to time, offer debt securities, which may be either senior or subordinated or secured or unsecured, and GTL may, from time to time, offer shares of common stock, preferred stock or warrants, all at prices and on terms to be determined at the time of the offering. Proceeds from any offering would be used for general corporate purposes, which may include refinancing of outstanding indebtedness.

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks for the build-out of the Globalstar system. The credit agreement provides for a $100 million three-year revolving credit facility ("Revolver"), a $100 million three-year term loan ("Term Loan A") and a $300 million four-year term loan ("Term Loan B"). The Term Loan facilities are subject to an amortization payment schedule as follows: the Term Loan A facility requires payments of 10% of the principal amount on each of January 15, 2001, March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001, 15% of
the principal amount on each of March 31, 2002 and June 30, 2002 and a final payment of 20% of the principal amount on August 15, 2002; the Term Loan B facility requires payments of 1% of the principal amount on each of January 15, 2001 and June 30, 2001, a payment of 15% of the principal amount on June 30, 2002, a payment of 25% of the principal amount on March 31, 2003 and a final payment of 58% of the principal amount on August 15, 2003. All amounts outstanding under the Revolver are due and payable on August 15, 2002. Borrowings under the facilities bear interest, at Globalstar's option, at various rates based on margins over the lead bank's base rate or the London Interbank Offer Rate ("LIBOR") for periods of one to six months. Globalstar pays a commitment fee on the unused portion of the facilities. The credit agreement contains customary financial covenants that commence March 31, 2001, including, minimum revenue thresholds, maintenance of consolidated net worth, interest coverage ratios and maximum leverage ratios. In addition, the credit agreement contains customary limitations on indebtedness, liens, contingent obligations, fundamental changes, asset sales, dividends, investments, optional payments and modification of subordinated and other debt instruments and transactions with affiliates.

     The credit facility is guaranteed by Loral SatCom Ltd. and Loral Satellite, Inc., wholly owned subsidiaries of Loral. The guarantee is secured by the pledge of certain assets of Loral and its subsidiaries, including the Telstar 6 and Telstar 7 satellites and the stock of the guarantors. The guarantee agreement contains customary financial covenants of the guarantors, including maintenance of a minimum collateral coverage ratio and maintenance of a combined minimum net worth and combined EBITDA. In addition, the guarantee agreement contains customary limitations on indebtedness, liens, fundamental changes, asset sales, dividends (except that the guarantors may pay dividends to their parents provided that combined aggregate cash on hand at the guarantors is at least equal to $50 million and the guarantors hold an intercompany note due from Loral for at least $100 million), investments, capital expenditures, creating liens other than those created pursuant to the guarantee and transactions with affiliates.

     In consideration for the guarantee, Loral and certain Loral subsidiaries received warrants to purchase an aggregate of 3,450,000 Globalstar partnership interests (equivalent to approximately 13,800,000 shares of common stock of GTL) at an exercise price of $91.00 per partnership interest (equivalent to $22.75 per share of GTL common stock, the average of the high and low trading prices of GTL common stock on August 5, 1999, the closing date of the credit facility). The warrants vest in stages (provided that the guarantee is then in effect): 50% on February 5, 2000, 25% on August 5, 2000 and the remaining 25% on August 5, 2001. The warrants are immediately exercisable after vesting and have a seven-year term. Globalstar may call the warrants after August 5, 2001 if the market price of GTL common stock exceeds $45.50 for a certain period. After giving effect to the issuance of the warrants, Loral's interest in Globalstar on a fully-diluted basis increased from 42% to 45%.

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

     Prior to its acquisition by Loral, Loral Skynet sold several transponders under which title to specific transponders was transferred to the customer. Under the terms of the sales contracts, Loral Skynet continues to operate the satellites on which the transponders are located and provides a warranty for a period of 10 to 14 years, generally which is the estimated economic life of the satellites. Depending on the contract, Loral Skynet is required to replace any transponders failing to meet operating specifications. All customers are entitled to a refund equal to the reimbursement value, as defined, in the event there is no replacement. The reimbursement value is determined based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In case of satellite failure, the reimbursement value may be paid from proceeds received from insurance policies.

     In 1997, two satellites built by SS/L experienced solar array circuit failures. One customer asserted that, in light of the failures and uncertainty as to future failure, it had not accepted the satellite. Loral believes that this customer was contractually required to accept the satellite at completion of in-orbit testing and that risk of loss has passed to the customer. SS/L settled the other customer's claims in 1997. In 1998, another SS/L-built satellite experienced degradation in the performance of two of its Ku-band antennaes, which SS/L currently estimates could result in the loss of approximately 25% of the applicable orbital incentives, although additional warranty claims could be made. Loral's 1998 consolidated financial statements include the estimated impact of these events. Management believes that these matters will not have a material adverse effect on the financial condition or results of operations of Loral.

     SS/L is a target of a grand jury investigation being conducted by the office of the U.S. Attorney for the District of Columbia with respect to possible violations of export control laws that may have occurred in connection with the participation of SS/L employees on a committee formed in the wake of the 1996 crash of a Long March rocket in China and whose purpose was to consider whether studies of the crash made by the Chinese had correctly identified the cause of the failure. The Company is not in a position to predict the direction or outcome of the investigation. If SS/L were to be indicted and convicted of a criminal violation of the Arms Export Control Act, it would be subject to a fine of $1 million per violation and could be debarred from certain export privileges and, possibly, from participation in government contracts. Since many of SS/L's satellites are built for foreign customers and/or launched on foreign rockets, such a debarment would have a material adverse effect on SS/L's business, and therefore the Company. Indictment for such violations would subject SS/L to discretionary debarment from further export licenses. Whether or not SS/L is indicted or convicted, SS/L remains subject to the State Department's general statutory authority to prohibit exports of satellites and related services if it finds a violation of the Arms Export Control Act that puts SS/L's reliability in question, and it can suspend export privileges whenever it determines that grounds for debarment exist and that such suspension "is reasonably necessary to protect world peace or the security or foreign policy of the United States."

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

     On December 23, 1998, the Office of Defense Trade Controls ("ODTC") of the U.S. Department of State temporarily suspended the previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. According to ODTC, the purpose of the temporary suspension is to permit that agency to review the agreement for conformity with newly-enacted legislation (Section 74 of the Arms Export Control Act) with respect to the export of missile equipment or technology. SS/L has complied with ODTC's instructions, and believes that a review of the agreement will show that its terms comply with the new law. The ODTC, however, has not yet completed its review, and the scheduled launch date for ChinaSat-8 is being delayed. If such a delay were to continue for an extended period, or if the suspension was not lifted, SS/L's customer could decide to terminate the contract. If such a termination were to occur, SS/L would have to refund advances received from ChinaSat ($134 million as of July 31, 1999) and may incur penalties of up to $13 million and believes it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer. There can be no assurance that SS/L will be able to find such a replacement customer.

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

NET CASH USED IN OPERATING ACTIVITIES

     Net cash used in operating activities for the six months ended June 30, 1999 was $69 million, primarily due to decreases in customer advances of $74 million and increases in accounts receivable and contracts in process of $110 million, offset by funds generated by earnings before depreciation and amortization, interest, taxes, minority interest and equity in net loss of affiliates of $80 million and increases in accrued expenses and other current liabilities of $33 million. Cash used in operating activities for the six months ended June 30, 1998 was $60 million, primarily due to increases in accounts receivable and contracts in process of $61 million, and inventories of $31 million and a decrease in customer advances of $37 million, offset by a decrease in launch vehicle deposits of $40 million and funds generated by earnings before depreciation and amortization, interest, taxes, minority interest and equity in net loss of affiliates of $31 million.

NET CASH USED IN INVESTING ACTIVITIES

     During 1999, net cash used in investing activities was $432 million, primarily as a result of $228 million of capital expenditures mainly for the construction of satellites, the $146 million cost of acquiring GTL preferred stock and $83 million of other investments in affiliates, offset by a reduction in restricted cash of $25 million used for Loral Orion interest payments. Cash used in investing activities for 1998 was $82 million primarily as a result of $304 million of capital expenditures and $31 million of investments in affiliates, offset by a reduction in restricted cash of $199 million and $54 million of cash acquired in connection with the Orion acquisition.

NET CASH PROVIDED BY FINANCING ACTIVITIES

     During 1999, net cash provided by financing activities was $451 million, primarily due to the $344 million of proceeds from the issuance of senior notes, and borrowings of $110 million under the revolving credit facility. Net cash provided by financing activities for 1998 was $792 million, primarily from the net proceeds of the equity offering of $603 million and borrowings of $165 million under the revolving credit facility and $20 million under the note purchase facility.

OTHER MATTERS

  Effect of Year 2000

     The Year 2000 issue is the result of computer programs which were written using two digits rather than four to signify a year (i.e., the year 1999 is denoted as "99" and not "1999"). Computer programs written using only two digits may recognize the year 2000 as the year 1900. This could result in a system failure or miscalculations causing disruption of operations.

     Loral and its operating affiliates, Globalstar and Satmex, have implemented a Year 2000 program (the "Year 2000 Program") for their internal products, system and equipment, as well as for key vendor and customer supplied products, systems and equipment. As part of the Year 2000 Program, Loral and its operating affiliates are assessing the Year 2000 capabilities of, among other things, their satellites, ground equipment, research and development activities, manufacturing processes and facility management systems. The Year 2000 Program consists of the following phases: inventory of Year 2000 items, assessment (including prioritization), remediation (including modification, upgrading and replacement), testing and auditing. This five-step program is divided into six major sections covering both information and non-information technology systems:
1) business systems, 2) technical systems, 3) products and services, 4) imbedded hardware/firmware, 5) vendor supplied products and 6) customer provided products. As of June 30, 1999, Loral and its operating affiliates had completed approximately 98% of the inventory phase and approximately 88% of the assessment phase. Loral expects to complete the first four phases, through the testing phase, of the Year 2000 Program during the third quarter of 1999, which is prior to any anticipated material impact on the operations of Loral and its operating affiliates. The fifth phase, the audit phase, commenced in January 1999 and is expected to continue through the third quarter of 1999 to accommodate re-audits if deemed necessary.

     Both internal and external resources are being utilized to execute Loral's plan. The program to address Year 2000 has been underway since July 1997. The incremental costs incurred through June 30, 1999 for this effort by Loral and its operating affiliates were approximately $4.1 million. Based on the efforts of Loral and its operating affiliates to date, Loral anticipates additional incremental expenses of approximately $3.2 million will be incurred to substantially complete the effort.

     As an added safeguard against the possibility that a Year 2000 related issue will adversely effect Loral's ability to continue operations, contingency plans are being developed under the assumption that worst case scenarios are encountered in critical areas. Emphasis is being placed upon the action to be taken if there is discontinuance of services and/or lack of delivery of compliant products from third party suppliers, including utilities which provide power, water, fuel and telecommunications. Baseline contingency plans are expected to be completed prior to the end of the third quarter of 1999. Loral believes that adequate time will be available to insure alternatives can be developed, assessed and implemented prior to a Year 2000 issue having a material negative impact on the operations of Loral. However, there can be no assurances that such plans, if required, will be completed on a timely basis.

     The cost of the program and the dates on which Loral believes it will substantially complete Year 2000 modifications are based on management's best estimates. Such estimates were derived using software surveys and programs to evaluate calendar date exposures and numerous assumptions of future events, including the continued availability of certain resources, third-party Year 2000 readiness and other factors. Because none of these estimates can be guaranteed, actual results could differ materially and adversely from those anticipated. Specific factors that might cause an adjustment of costs are: number of personnel trained in this area, the ability to locate and correct all relevant computer codes, the ability to validate supplier certification and similar uncertainties.

     Loral's failure to remediate a material Year 2000 problem could result in an interruption or failure of certain basic business operations. These failures could materially and adversely affect Loral's results of operations, liquidity and financial condition. Loral and its operating affiliates are also assessing the Year 2000 readiness of their key third-party suppliers. Information requests have been distributed to such suppliers and replies are being evaluated. If the risk is deemed material, on-site visits to suppliers will be conducted to verify the adequacy of the information received. However, due to the general uncertainty of the Year 2000 problem, including uncertainty with regard to third-party suppliers and customers, Loral is unable to determine at this time whether the consequences of Year 2000 failures will have an adverse material impact on Loral's results of operations, liquidity or financial condition. There can be no assurance given that Loral's Year 2000 Program will be successful in avoiding any interruption or failure of certain basic business operations, which may have a material adverse effect on the Loral's results of operations or financial position.

  Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Loral has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or financial position. Loral is required to adopt SFAS 133 on January 1, 2001.

                                    PART II

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 18, 1999, at the Company's Annual Meeting of Stockholders, the following proposals were acted on:

          (1) In an uncontested election, three nominees for the Board of Directors were elected to three year terms expiring in 2002. The votes were as follows:

                                                          FOR        WITHHELD
                                                      -----------    ---------
Bernard L. Schwartz.................................  209,225,848    1,313,034
Malvin A. Ruderman..................................  209,234,953    1,303,929
E. Donald Shapiro...................................  209,215,897    1,322,985

          (2) The proposal to authorize and create an additional 20,000,000 preference shares, par value $.01 per share of the Company (The "Preferred Stock") and to amend the bye-laws to authorize the Board of Directors to establish the rights, preferences and designations of such Preferred Stock was approved.

For.........................................................  149,925,756
Against.....................................................   40,008,752
Broker non-votes............................................   65,470,610
Abstentions.................................................    1,030,741

          (3) The selection of Deloitte & Touche LLP to serve as independent auditors for the fiscal year ending December 31, 1999, was ratified. The votes were as follows:

For.........................................................  255,309,822
Against.....................................................      545,184
Abstentions.................................................      580,853

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this report:

        Exhibit 12 -- Computation of Deficiency of Earnings to Cover Fixed
Charges

        Exhibit 27 -- Financial Data Schedule

     (b) Reports on Form 8-K

DATE OF REPORT                                    DESCRIPTION
--------------                                    -----------
May 5, 1999       Item 5 -- Other Events          Orion 3 launch failure

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LORAL SPACE & COMMUNICATIONS LTD.
                                                        Registrant

                                          /s/     RICHARD J. TOWNSEND
                                          --------------------------------------
                                                   Richard J. Townsend
                                                Senior Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)
                                                           and
                                             Registrant's Authorized Officer

Date: August 13, 1999

                                 EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
Exhibit 12   --   Computation of Deficiency of Earnings to Cover Fixed Charges
Exhibit 27   --   Financial Data Schedule