Form 10-Q
period 1999-09-30
LORAL SPACE & COMMUNICATIONS LTD
filed 1999-11-15
CIK 1006269

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     As of October 31, 1999, there were 244,868,521 shares of Loral Space & Communications Ltd. common stock outstanding.

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
                                  (UNAUDITED)

                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                               --------------------    -----------------------
                                                 1999        1998         1999         1998
                                               --------    --------    ----------    ---------
Revenues from satellite sales................  $276,262    $237,630    $  839,112    $ 704,822
Revenues from satellite services.............    70,890      51,958       192,403      128,239
                                               --------    --------    ----------    ---------
     Total revenues..........................   347,152     289,588     1,031,515      833,061
Costs of satellite sales.....................   246,547     212,632       737,671      638,457
Costs of satellite services..................    56,315      37,788       148,970       94,667
Selling, general and administrative
  expenses...................................    52,875      58,687       152,566      144,740
                                               --------    --------    ----------    ---------
Operating loss...............................    (8,585)    (19,519)       (7,692)     (44,803)
Interest and investment income...............    25,644      15,418        59,225       40,608
Interest expense.............................   (25,362)    (14,811)      (67,184)     (38,088)
Gain on investment...........................                35,000                     35,000
                                               --------    --------    ----------    ---------
Income (loss) before income taxes, equity in
  net loss of affiliates and minority
  interest...................................    (8,303)     16,088       (15,651)      (7,283)
Income tax benefit...........................    27,699       3,880        27,878       10,531
                                               --------    --------    ----------    ---------
Income before equity in net loss of
  affiliates and minority interest...........    19,396      19,968        12,227        3,248
Equity in net loss of affiliates.............   (32,739)    (31,436)     (103,995)     (92,763)
Minority interest............................       879         769         2,735        4,400
                                               --------    --------    ----------    ---------
Net loss.....................................   (12,464)    (10,699)      (89,033)     (85,115)
Preferred dividends and accretion............   (11,606)    (11,606)      (34,819)     (34,819)
                                               --------    --------    ----------    ---------
Net loss applicable to common stockholders...  $(24,070)   $(22,305)   $ (123,852)   $(119,934)
                                               ========    ========    ==========    =========
Loss per share:
  Basic and diluted..........................  $  (0.08)   $  (0.08)   $    (0.43)   $   (0.45)
                                               ========    ========    ==========    =========
Weighted average shares outstanding:
  Basic and diluted..........................   290,387     289,024       290,050      268,043
                                               ========    ========    ==========    =========

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)        (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  265,644       $  546,772
  Restricted and segregated cash............................      197,472           50,180
  Accounts receivable, net..................................       46,277           23,637
  Contracts in process......................................      441,511          378,685
  Inventories...............................................      181,314          191,245
  Other current assets......................................       47,438           35,197
                                                               ----------       ----------
     Total current assets...................................    1,179,656        1,225,716
Property, plant and equipment, net..........................    1,930,546        1,667,508
Cost in excess of net assets acquired, net..................      956,977          966,260
Long-term receivables.......................................      373,863          317,665
Restricted and segregated cash..............................                        22,675
Investments in affiliates...................................      854,750          707,917
Deposits....................................................      227,805          140,970
Other assets................................................      211,289          180,504
                                                               ----------       ----------
                                                               $5,734,886       $5,229,215
                                                               ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................   $   79,209       $   22,736
  Accounts payable..........................................      197,572          213,507
  Satellite purchase price payable..........................      194,430
  Accrued employment costs..................................       52,394           44,256
  Customer advances.........................................       97,399          158,192
  Accrued interest and preferred dividends..................       30,197           37,860
  Other current liabilities.................................       22,829           34,890
  Income taxes payable......................................       19,491           17,630
                                                               ----------       ----------
     Total current liabilities..............................      693,521          529,071
Deferred income taxes.......................................        2,486           38,370
Pension and other postretirement liabilities................       53,901           50,470
Long-term liabilities.......................................      160,020          113,840
Long-term debt..............................................    1,986,818        1,533,039
Minority interest...........................................       26,280           28,704
Commitments and contingencies (Notes 4, 6 and 8)
Shareholders' equity:
  Series A convertible preferred stock, $.01 par value......          459              459
  Series B preferred stock, $.01 par value
  6% Series C convertible redeemable preferred stock
     ($745,472
     redemption value)......................................      736,704          735,437
  Common stock, $.01 par value..............................        2,448            2,439
  Paid-in capital...........................................    2,344,633        2,330,755
  Treasury stock, at cost...................................       (3,360)          (3,360)
  Unearned compensation.....................................       (5,625)          (8,231)
  Retained deficit..........................................     (286,510)        (162,657)
  Accumulated other comprehensive income....................       23,111           40,879
                                                               ----------       ----------
     Total shareholders' equity.............................    2,811,860        2,935,721
                                                               ----------       ----------
                                                               $5,734,886       $5,229,215
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

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Operating activities:
Net loss....................................................  $(89,033)   $(85,115)
     Equity in net loss of affiliates.......................   103,995      92,763
     Depreciation and amortization..........................   123,800      95,324
     Minority interest......................................    (2,735)     (4,400)
     Deferred taxes.........................................   (30,894)      5,991
     Non-cash interest income...............................    (9,474)    (12,881)
     Non-cash interest expense..............................    25,088      15,276
     Gain on investment.....................................               (35,000)
  Change in operating assets and liabilities, net of
     acquisitions:
     Accounts receivable and contracts in process...........   (78,972)     (2,972)
     Inventories............................................    10,968     (58,294)
     Other current assets...................................   (11,902)      4,632
     Deposits...............................................   (86,280)     40,500
     Long-term receivables..................................   (56,198)    (30,580)
     Other assets...........................................   (48,031)     (4,428)
     Accounts payable.......................................   (17,280)    (21,088)
     Accrued expenses and other current liabilities.........   (20,543)    (12,220)
     Income taxes payable...................................     1,861     (21,425)
     Customer advances......................................   (60,793)    (52,845)
     Long-term liabilities..................................    46,180      55,700
     Other..................................................     1,521       1,288
                                                              --------    --------
  Cash used in operating activities.........................  (198,722)    (29,774)
                                                              --------    --------
  Investing activities:
     Cash acquired in connection with Orion acquisition.....                53,801
     Acquisition of business, net of cash acquired..........   (11,289)
     Investments in affiliates..............................  (247,221)   (460,178)
     Use and transfer of restricted and segregated cash (see
      Note 8)...............................................   143,882     276,127
     Proceeds from sale of investment in affiliates.........               245,000
     Capital expenditures, net (see Note 8).................  (427,621)   (436,687)
                                                              --------    --------
  Cash used in investing activities.........................  (542,249)   (321,937)
                                                              --------    --------
  Financing activities:
     Proceeds from issuance of common stock, net............               602,600
     Net proceeds from issuance of 9.5% Senior Notes........   343,875
     Borrowings under revolving credit facility, net........   127,000     145,000
     Borrowing under note purchase facility.................    10,640      29,456
     Repayments of other long-term obligations..............    (1,403)     (6,867)
     Repayments of export-import facility...................    (1,073)     (1,073)
     Proceeds from exercise of stock options and issuances
      to employee savings plan..............................    14,356      28,657
     Contributions from minority partners...................                10,298
     Preferred dividends....................................   (33,552)    (33,559)
                                                              --------    --------
  Cash provided by financing activities.....................   459,843     774,512
                                                              --------    --------
  (Decrease) increase in cash and cash equivalents..........  (281,128)    422,801
  Cash and cash equivalents -- beginning of period..........   546,772     226,547
                                                              --------    --------
  Cash and cash equivalents -- end of period................  $265,644    $649,348
                                                              ========    ========
  Non-cash activities:
     Common stock issued to acquire Orion...................              $469,000
                                                                          ========
     Unrealized (loss) gain on available-for-sale
      securities............................................  $(16,673)   $  3,929
                                                              ========    ========

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1) ORGANIZATION AND PRINCIPAL BUSINESS

     Loral Space & Communications Ltd. together with its subsidiaries, ("Loral" or the "Company") is one of the world's leading satellite communications companies with substantial activities in satellite manufacturing and satellite-based communications services. Loral is developing the building blocks necessary to create a seamless, global networking capability for the information age. Loral is organized into four distinct operating segments (see Note 9).

          Satellite Manufacturing and Technology: Designing and manufacturing satellites and other space systems and developing satellite technology for a broad variety of customers and applications through Space Systems/Loral, Inc. ("SS/L");

          Fixed Satellite Services ("FSS"): Leasing transponder capacity and providing value-added services to customers for a wide variety of applications, including the distribution of broadcast programming, news gathering, business television, distance learning and direct-to-home ("DTH") services, through the activities of Loral Skynet, Loral Orion, Inc. ("Loral Orion"), Satelites Mexicanos, S.A. de C.V. ("Satmex") and Europe*Star Limited ("Europe*Star");

          Data Services: Business in development, providing managed communications networks and Internet and intranet services through Loral Orion and delivering high-speed broadband data communications through CyberStar, L.P. ("CyberStar"); and

          Global Mobile Telephony: Operating a worldwide wireless mobile telephony and narrow-band data communications system through a constellation of low-earth orbiting ("LEO") satellites (the "Globalstar System") owned by Globalstar, L.P. ("Globalstar").

2) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Loral pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Loral, included in Loral's latest Annual Report on Form 10-K.

  Restricted and Segregated Cash

     As of September 30, 1999, the Company's subsidiary, Loral Orion, had approximately $50 million of restricted cash for interest payments on its senior notes and $147 million of segregated cash expected to be used for the final payment on the purchase of Apstar IIR (see Note 8).

  Reclassifications

     Certain reclassifications have been made to conform prior period amounts to the current period presentation.

                       LORAL SPACE & COMMUNICATIONS LTD.

3) COMPREHENSIVE LOSS

     Loral follows Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in accumulated other comprehensive income.

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        ---------------------
                                                          1999         1998
                                                        ---------    --------
                                                           (IN THOUSANDS)
Net loss..............................................  $ (89,033)   $(85,115)
Unrealized (loss) gain on available-for-sale
securities............................................    (16,673)      3,929
Cumulative translation adjustment.....................     (1,095)       (350)
                                                        ---------    --------
Comprehensive loss....................................  $(106,801)   $(81,536)
                                                        =========    ========

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

     Had the acquisition of Orion occurred on January 1, 1998, the unaudited pro forma sales, operating loss, net loss applicable to common stockholders and related basic and diluted loss per share for the nine months ended September 30, 1998 would have been: $851.9 million, $60.6 million, $139.8 million and $0.51, respectively. These results, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisition been consummated on January 1, 1998.

     On July 31, 1999, CyberStar acquired Global Access Services ("Global Access"), a business television unit of Williams Communications, Inc. for $11.5 million in cash. Global Access, which is included as part of Loral's data service segment, provides business television, video conferencing and other communication services to companies in various parts of the world through networks operated in Singapore, Dallas, London and Johannesburg. The acquisition was accounted for using the purchase method of accounting as of July 31, 1999. Accordingly, Loral's consolidated financial statements include Global Access's results of operations from August 1, 1999. The results of operations of Global Access are not considered material to the Company, accordingly, pro forma results have not been presented.

  Investments in Affiliates

     Globalstar

     In January 1999, Globalstar Telecommunications Limited ("GTL"), a general partner of Globalstar, completed a private offering of $350 million of convertible redeemable preferred stock (of which Loral purchased $150 million face amount, to maintain its prior ownership percentage). GTL in turn used the net

                       LORAL SPACE & COMMUNICATIONS LTD.

proceeds from its offering to purchase redeemable preferred partnership interests of Globalstar, which in turn is using the funds for the development, construction and deployment of the Globalstar System.

     As of September 30, 1999, Loral owned directly and indirectly 24.8 million ordinary partnership interests (42.5%) of the total 58.2 million Globalstar ordinary partnership interests outstanding. During the first nine months of 1999, Loral capitalized $24 million of interest on its investment in Globalstar.

     In August 1999, Globalstar completed a $500 million credit facility with Bank of America. The credit facility is guaranteed by two subsidiaries of Loral, which have pledged certain assets to support the transaction. Loral received consideration for its guarantee in the form of warrants to purchase an aggregate of 3,450,000 Globalstar partnership interests (equivalent to approximately 13.8 million shares of GTL common stock) (see Note 8).

     Satmex

     In connection with the privatization by the Federal Government of Mexico (the "Mexican Government") of its fixed satellite services business, Loral and Principia, S.A. de C.V. ("Principia"), formed a joint venture, Firmamento Mexicano, S.A. de R.L. de C.V. ("Holdings"). On November 17, 1997, Holdings acquired 75% of the outstanding capital stock of Satmex for $646.8 million. The purchase price was financed by a Loral equity contribution of $94.6 million, a Principia equity contribution of $50.9 million and debt issued by Servicios Corporativos Satelitales, S.A. de C.V. ("Servicios"), a wholly owned subsidiary of Holdings. As part of the acquisition, Servicios agreed to issue a $125.1 million seven year obligation bearing interest at 6.03% to the Mexican Government (the "Government Obligation") in consideration for the assumption by Satmex of the debt incurred by Servicios in connection with the acquisition. Holdings and the Mexican Government have reached an agreement in principle to increase the amount of the Government Obligation by approximately $5 million. The debt of Satmex and Servicios is non-recourse to Loral and Principia. However, Loral and Principia have agreed to maintain assets in a collateral trust in an amount equal to the value of the Government Obligation through December 30, 2000 and, thereafter, in an amount equal to 1.2 times the value of the Government Obligation until maturity. As of September 30, 1999, Loral and Principia have pledged their respective shares in Holdings in such trust. Loral has a 65% interest in Holdings and a 49% indirect economic interest in Satmex.

     On March 30, 1999, Loral acquired 577,554 shares of preferred stock of Satmex at a purchase price of $30.3 million. The preferred stock has limited voting rights, pays a dividend in common stock of Satmex and is exchangeable, at Satmex's option, into common stock of Satmex based upon a predetermined exchange ratio.

     During 1999, Loral purchased three Ku-band transponders on the Satmex 5 satellite from Satmex for $25.5 million.

     Europe*Star

     In December 1998, Loral finalized its strategic partnership with a subsidiary of Alcatel to jointly build and operate Europe*Star, a geostationary satellite system designed to provide broadcast and telecommunications services to Europe, the Middle East, Southeast Asia, India and South Africa. Alcatel will serve as the primary contractor of the Europe*Star turnkey system. SS/L will provide the satellite bus and test and integrate the satellites. As of September 30, 1999, Loral had invested $66 million in Europe*Star and owns a 47% interest therein. During the first nine months of 1999, Loral capitalized $3.4 million of interest on its investment in Europe*Star.

     SkyBridge

     In June 1997, Loral and Alcatel formed a strategic partnership to jointly develop, deploy and operate high-speed global multimedia satellite networks that will bring high-bandwidth services to businesses and to

                       LORAL SPACE & COMMUNICATIONS LTD.

consumers. The agreement includes cross investments in Loral's geostationary
(GEO) satellite-based CyberStar project and Alcatel's low-earth-orbit (LEO) satellite-based SkyBridge project. Each company participates in the development of the two projects. The SkyBridge project is currently in the development stage. As of September 30, 1999, Loral owned approximately 15% of the outstanding partnership interests in SkyBridge.

     Investments in affiliates are as follows:

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1999             1998
                                                     -------------    ------------
                                                            (IN THOUSANDS)
Globalstar.........................................    $672,237         $555,906
Satmex.............................................      81,685           74,159
Europe*Star........................................      62,881           45,413
SkyBridge..........................................                       14,053
Other affiliates...................................      37,947           18,386
                                                       --------         --------
                                                       $854,750         $707,917
                                                       ========         ========

     Equity in net loss of affiliates consists of the following:

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        ---------------------
                                                          1999         1998
                                                        ---------    --------
                                                           (IN THOUSANDS)
Globalstar, net of tax benefit........................  $ (57,974)   $(47,855)
Satmex................................................    (22,935)    (14,563)
Europe*Star...........................................     (3,039)       (198)
SkyBridge, net of tax benefit.........................    (12,297)    (19,605)
Other affiliates......................................     (7,750)    (10,542)
                                                        ---------    --------
                                                        $(103,995)   $(92,763)
                                                        =========    ========

     The following table represents the summary of results of operations of certain of Loral's affiliates for the nine months ended September 30, 1999 and 1998:

                                                 1999                      1998
                                        ----------------------    ----------------------
                                        GLOBALSTAR     SATMEX     GLOBALSTAR     SATMEX
                                        ----------    --------    ----------    --------
                                                         (IN THOUSANDS)
Sales.................................  $             $105,529    $             $ 79,392
Operating (loss) income...............   (121,716)      18,574      (99,457)      24,738
Net loss..............................   (116,808)     (27,189)     (85,175)     (19,570)
Net loss applicable to ordinary
  partnership interests...............   (138,627)                 (107,372)
Net loss applicable to common
  stockholders........................                 (27,943)                  (19,570)

                       LORAL SPACE & COMMUNICATIONS LTD.

5) CONTRACTS IN PROCESS

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                           1999            1998
                                                       -------------   ------------
                                                              (IN THOUSANDS)
U.S. Government contracts:
Amounts billed.......................................    $ 10,716        $  9,099
  Unbilled contract receivables......................       1,438          11,543
                                                         --------        --------
                                                           12,154          20,642
                                                         --------        --------
Commercial contracts:
  Amounts billed.....................................     323,483         216,775
  Unbilled contract receivables......................     105,874         141,268
                                                         --------        --------
                                                          429,357         358,043
                                                         --------        --------
                                                         $441,511        $378,685
                                                         ========        ========

     Unbilled amounts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed upon shipment of the product, achievement of contractual milestones, or completion of the contract whereupon they are reclassified to billed receivables.

6) LONG TERM DEBT

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
                                                                    (IN THOUSANDS)
Term loan, 6.1% and 6.7% at September 30, and December 31,
  respectively.............................................   $  275,000       $  275,000
Revolving credit facility, 6.1% and 6.7% at September 30,
and December 31, respectively..............................      332,000          205,000
Note purchase facility.....................................      137,297          126,657
9.5% senior notes due 2006.................................      350,000
Export-Import credit facility..............................       13,945           15,018
Other......................................................          581              605
Non-recourse debt of Loral Orion:
  11.25% senior notes due 2007 (principal amount $443
     million)..............................................      503,230          507,573
  12.5% senior discount notes due 2007 (principal amount
     $484 million).........................................      438,242          408,812
  Other....................................................       15,732           17,110
                                                              ----------       ----------
Total debt.................................................    2,066,027        1,555,775
Less current maturities....................................       79,209           22,736
                                                              ----------       ----------
                                                              $1,986,818       $1,533,039
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

                       LORAL SPACE & COMMUNICATIONS LTD.

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

     The following table sets forth the computation of basic and diluted loss per share:

                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                             SEPTEMBER 30,           SEPTEMBER 30,
                                          --------------------    --------------------
                                            1999        1998        1999        1998
                                          --------    --------    --------    --------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
Net loss................................  $ 12,464    $ 10,699    $ 89,033    $ 85,115
  Preferred dividends and accretion.....    11,606      11,606      34,819      34,819
                                          --------    --------    --------    --------
Numerator for basic and diluted loss per
  share -- net loss applicable to common
  stockholders..........................  $ 24,070    $ 22,305    $123,852    $119,934
                                          ========    ========    ========    ========
Denominator:
  Weighted average shares:
     Common stock.......................   244,490     243,127     244,153     222,146
     Series A Preferred Stock...........    45,897      45,897      45,897      45,897
                                          --------    --------    --------    --------
  Denominator for basic loss per
     share..............................   290,387     289,024     290,050     268,043
  Effect of dilutive securities:
     Series C Preferred Stock...........         *           *           *           *
     Employee stock options.............         *           *           *           *
                                          --------    --------    --------    --------
  Denominator for diluted loss per
     share..............................   290,387     289,024     290,050     268,043
                                          ========    ========    ========    ========
Basic and diluted loss per share........  $   0.08    $   0.08    $   0.43    $   0.45
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

                       LORAL SPACE & COMMUNICATIONS LTD.

     In June 1998, Loral guaranteed a $115 million term loan. The current maturity of this term loan is February 29, 2000.

     Prior to its acquisition by Loral, Loral Skynet sold several transponders under which title to specific transponders was transferred to the customer. Under the terms of the sales contracts, Loral Skynet continues to operate the satellites on which the transponders are located and provides a warranty for a period of 10 to 14 years. Depending on the contract, Loral Skynet is required to replace any transponders failing to meet operating specifications. All customers are entitled to a refund equal to the reimbursement value, as defined, in the event there is no replacement. The reimbursement value is determined based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In case of satellite failure, the reimbursement value may be paid from proceeds received from insurance policies.

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

     On December 23, 1998, the Office of Defense Trade Controls ("ODTC") of the U.S. Department of State temporarily suspended the previously approved technical assistance agreement (TAA) under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. According to ODTC, the purpose of the temporary suspension is to permit that agency to review the agreement for conformity with newly-enacted legislation (Section 74 of the Arms Export Control Act) with respect to the export of missile equipment or

                       LORAL SPACE & COMMUNICATIONS LTD.

technology. SS/L has complied with ODTC's instructions, and believes that a review of the agreement will show that its terms comply with the new law. The ODTC, however, has not yet completed its review, and the scheduled launch date for ChinaSat-8 is being delayed. If such a delay were to continue for an extended period, or if the suspension was not lifted, SS/L's customer could decide to terminate the contract. If such a termination were to occur, SS/L would have to refund advances received from ChinaSat ($134 million as of September 30, 1999) and may incur penalties of up to $13 million and believes it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer. There can be no assurance, however, that SS/L will be able to find such a replacement customer. Loral has entered into negotiations with its customer to make accommodations for this delay in shipment, including the provision of replacement capacity to offset the costs incurred by the customer. Negotiations are expected to conclude during the fourth quarter of 1999, however the ultimate terms and conditions of this negotiation are not determinable at this time.

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

     On May 4, 1999, the Company's Orion 3 broadcast video and data communications satellite was placed into a lower-than-expected orbit after its launch on a Boeing Delta III rocket from Cape Canaveral Air Station, Florida. According to Boeing, the Delta III's second stage apparently failed to complete its second stage burn, and, as a result, the satellite, manufactured by Hughes Space and Communications Corporation, achieved an orbit well below the planned final altitude. As a result, the satellite cannot be used for its intended purpose.

     The satellite and launch were fully insured for approximately $266 million, which was received in the third quarter of 1999. DACOM Corporation, a Korean communications company which had purchased eight transponders on Orion 3 for a total of $89 million, had made prepayments of approximately $34 million to the Company. Under the agreement with DACOM, the amount prepaid was refunded in July 1999. Loral Orion's debt covenants require that the insurance proceeds be used to acquire a replacement satellite within 15 months of receipt of such proceeds, or to pay down debt.

     On September 28, 1999, Loral Asia Pacific Satellite (HK) Limited ("Loral Orion HK"), a subsidiary of Loral Orion, purchased from APT Satellite Company Limited ("APT") all transponder capacity on the Apstar IIR satellite, (except for one C-band transponder retained by APT) for approximately $273 million. Apstar IIR, which was manufactured by SS/L, was launched in October 1997 and has an expected mission life of 15 years and an estimated remaining useful life of 13 years. Loral Orion HK will have full use of 27 C-band and 16 Ku-band transponders aboard Apstar IIR for the remaining life of the satellite. Located at 76.5 degrees E.L., Apstar IIR covers a region that includes Asia, Europe, Africa and Australia, which represents over 75% of the world's population. Under the purchase agreement, Loral Orion HK will also have the option to lease from APT replacement satellites upon the end of life of Apstar IIR.

     On September 28, 1999, Loral Orion HK made an initial payment of approximately $79 million to APT and agreed to pay approximately $194 million in cash to APT over the next six months as follows: approximately $12 million on December 31, 1999 and approximately $182 million on March 27, 2000. Insurance proceeds from the Orion 3 failure were used to fund the initial payment and will be used to fund a portion of the remaining payments. Loral has guaranteed Loral Orion HK's obligations to APT under the purchase agreement.

                       LORAL SPACE & COMMUNICATIONS LTD.

     Orion 2 was launched aboard an Ariane launch vehicle in October 1999 into the orbital slot located at 15 degrees W.L., where in-orbit testing is being conducted. Loral is currently in negotiations with Eutelsat to complete the coordination of Orion 2 with the Eutelsat satellite in the region. Orion 2 is expected to go into revenue generating service in January 2000.

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks for the build-out of the Globalstar System. The credit agreement provides for a $100 million three-year revolving credit facility ("Revolver"), a $100 million three-year term loan ("Term Loan A") and a $300 million four-year term loan ("Term Loan B"). Borrowings under the facilities bear interest, at Globalstar's option, at various rates based on margins over the lead bank's base rate or the London Interbank Offer Rate ("LIBOR") for periods of one to six months. Globalstar pays a commitment fee on the unused portion of the facilities. The credit agreement contains customary financial covenants that commence March 31, 2001 and other customary covenants.

     The credit facility is guaranteed by Loral SatCom Ltd. and Loral Satellite, Inc., wholly owned subsidiaries of Loral. The guarantee is secured by the pledge of certain assets of Loral and its subsidiaries, including the stock of the guarantors and the Telstar 6 and Telstar 7 satellites. The guarantee agreement contains customary financial covenants of the guarantors, including maintenance of a minimum collateral coverage ratio and maintenance of a combined minimum net worth and combined EBITDA. In addition, the guarantee agreement contains customary limitations on indebtedness, liens, fundamental changes, asset sales, dividends (except that the guarantors may pay dividends to their parents provided that combined aggregate cash on hand at the guarantors is at least equal to $50 million and the guarantors hold an intercompany note due from Loral for at least $100 million), investments, capital expenditures, creating liens other than those created pursuant to the guarantee and transactions with affiliates.

     In consideration for the guarantee, Loral and certain Loral subsidiaries received warrants to purchase an aggregate of 3,450,000 Globalstar partnership interests (equivalent to approximately 13,800,000 shares of common stock of GTL) at an exercise price of $91.00 per partnership interest (equivalent to $22.75 per share of GTL common stock, the average of the high and low trading prices of GTL common stock on August 5, 1999, the closing date of the credit facility). The warrants vest in stages (provided that the guarantee is then in effect): 50% on February 5, 2000, 25% on August 5, 2000 and the remaining 25% on August 5, 2001. The warrants are immediately exercisable after vesting and have a seven year term. Globalstar may call the warrants after August 5, 2001 if the market price of GTL common stock exceeds $45.50 for a certain period. After giving effect to the issuance of the warrants, Loral's interest in Globalstar on a fully-diluted basis increased from 42% to 45%. As of September 30, 1999, Globalstar had drawn down the $300 million Term Loan B.

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

                       LORAL SPACE & COMMUNICATIONS LTD.

     Summarized financial information concerning the reportable segments for the three and nine months ended September 30, 1999 and 1998, respectively, is as follows:

                              SEGMENT INFORMATION
                     THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN MILLIONS)

                                           SATELLITE
                                         MANUFACTURING      FIXED                       GLOBAL
                                              AND         SATELLITE       DATA          MOBILE
                                          TECHNOLOGY     SERVICES(1)   SERVICES(2)   TELEPHONY(3)   CORPORATE(4)     TOTAL
                                         -------------   -----------   -----------   ------------   ------------   ---------
REVENUES AND EBITDA:
Revenues from external customers.......    $  177.9       $   75.2       $ 22.3                                    $   275.4
Intersegment revenues..................       188.9           11.7                                                     200.6
                                           --------       --------       ------                                    ---------
Gross revenues.........................    $  366.8       $   86.9       $ 22.3                                        476.0
                                           ========       ========       ======
Revenues of unconsolidated
  affiliates(5)........................                                                                                (35.5)
Intercompany revenues(6)...............                                                                                (93.3)
                                                                                                                   ---------
Consolidated revenues..................                                                                            $   347.2
                                                                                                                   =========
EBITDA before development and start-up
  costs and affiliate and intercompany
  eliminations.........................    $   33.9       $   49.6       $ (2.3)                      $   (8.6)    $    72.6
Development and start-up costs(7)......                                    (5.2)       $  (41.3)                       (46.5)
                                           --------       --------       ------        --------       --------     ---------
EBITDA before affiliate and
  intercompany eliminations............    $   33.9       $   49.6       $ (7.5)       $  (41.3)      $   (8.6)         26.1
                                           ========       ========       ======        ========       ========
EBITDA of unconsolidated
  affiliates(5)........................                                                                                 21.4
Intercompany EBITDA(6).................                                                                                (11.6)
                                                                                                                   ---------
EBITDA as reported(8)..................                                                                                 35.9
Depreciation and amortization..........                                                                                (44.5)
                                                                                                                   ---------
Operating loss.........................                                                                            $    (8.6)
                                                                                                                   =========
OTHER DATA:
Depreciation and amortization before
  affiliate eliminations...............    $   12.2       $   41.8       $  5.3        $    0.6       $    0.8     $    60.7
                                           ========       ========       ======        ========       ========
Depreciation and amortization of
  unconsolidated affiliates(5).........                                                                                (16.2)
                                                                                                                   ---------
Depreciation and amortization..........                                                                            $    44.5
                                                                                                                   =========
Total assets before affiliate
  eliminations.........................    $1,851.0       $3,869.1       $127.7        $3,570.1       $1,145.7     $10,563.6
                                           ========       ========       ======        ========       ========
Total assets of unconsolidated
  affiliates(5)........................                                                                             (4,828.7)
                                                                                                                   ---------
Total assets...........................                                                                            $ 5,734.9
                                                                                                                   =========

---------------
(1) Fixed Satellite Services consists of 100% of the following companies: Loral Skynet; Loral Orion's transponder leasing business acquired on March 20, 1998; Satmex, a 49% equity investee; and Europe*Star, a 47% equity investee, since December 1998. For the three and nine months ended September 30, 1999 Satmex's results includes $8.5 million and $25.5 million in revenues and $3.7 million and $11.2 million in EBITDA, respectively, from the sale of transponders to Loral Skynet.

(2) Data Services consists of 100% of CyberStar (in which Loral owns an 82% equity interest) and 100% of Loral Orion's data services business, since its acquisition on March 20, 1998.

(3) Consists of 100% of Globalstar. Loral owned approximately 43% and 42% at September 30, 1999 and 1998, respectively.

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

(8) EBITDA (which is equivalent to operating income (loss) before depreciation and amortization) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral's operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

                       LORAL SPACE & COMMUNICATIONS LTD.

                              SEGMENT INFORMATION
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN MILLIONS)

                                   SATELLITE
                                 MANUFACTURING      FIXED                       GLOBAL
                                      AND         SATELLITE       DATA          MOBILE
                                  TECHNOLOGY     SERVICES(1)   SERVICES(2)   TELEPHONY(3)   CORPORATE(4)    TOTAL
                                 -------------   -----------   -----------   ------------   ------------   --------
REVENUES AND EBITDA:
Revenue from external
customers......................    $  559.4        $214.9        $ 56.6                                    $  830.9
Intersegment revenues..........       479.2          34.5                                                     513.7
                                   --------        ------        ------                                    --------
Gross revenues.................    $1,038.6        $249.4        $ 56.6                                     1,344.6
                                   ========        ======        ======
Revenues of unconsolidated
  affiliates(5)................                                                                              (105.5)
Intercompany revenues(6).......                                                                              (207.6)
                                                                                                           --------
Consolidated revenues..........                                                                            $1,031.5
                                                                                                           ========
EBITDA before development and
  start-up costs and affiliate
  and intercompany
  eliminations.................    $   95.9        $144.7        $ (5.1)                       $(25.3)     $  210.2
Development and start-up
  costs(7).....................                                   (13.2)       $(120.0)                      (133.2)
                                   --------        ------        ------        -------         ------      --------
EBITDA before affiliate and
  intercompany eliminations....    $   95.9        $144.7        $(18.3)       $(120.0)        $(25.3)         77.0
                                   ========        ======        ======        =======         ======
EBITDA of unconsolidated
  affiliates(5)................                                                                                59.3
Intercompany EBITDA(6).........                                                                               (20.2)
                                                                                                           --------
EBITDA as reported(8)..........                                                                               116.1
Depreciation and
  amortization.................                                                                              (123.8)
                                                                                                           --------
Operating loss.................                                                                            $   (7.7)
                                                                                                           ========
OTHER DATA:
Depreciation and amortization
  before affiliate
  eliminations.................    $   31.8        $121.3        $ 14.3        $   1.7         $  2.4      $  171.5
                                   ========        ======        ======        =======         ======
Depreciation and amortization
  of unconsolidated
  affiliates(5)................                                                                               (47.7)
                                                                                                           --------
Depreciation and
  amortization.................                                                                            $  123.8
                                                                                                           ========

                       LORAL SPACE & COMMUNICATIONS LTD.

                              SEGMENT INFORMATION
                     THREE MONTHS ENDED SEPTEMBER 30, 1998
                                 (IN MILLIONS)

                                  SATELLITE
                                MANUFACTURING      FIXED                       GLOBAL
                                     AND         SATELLITE       DATA          MOBILE
                                 TECHNOLOGY     SERVICES(1)   SERVICES(2)   TELEPHONY(3)   CORPORATE(4)     TOTAL
                                -------------   -----------   -----------   ------------   ------------   ---------
REVENUES AND EBITDA:
Revenues from external
customers.....................    $  165.9        $   66.0      $ 13.0                                    $   244.9
Intersegment revenues.........       117.0             1.1                                                    118.1
                                  --------        --------      ------                                    ---------
Gross revenues................    $  282.9        $   67.1      $ 13.0                                        363.0
                                  ========        ========      ======
Revenues of unconsolidated
  affiliates(5)...............                                                                                (27.0)
Intercompany revenues(6)......                                                                                (46.4)
                                                                                                          ---------
Consolidated revenues.........                                                                            $   289.6
                                                                                                          =========
EBITDA before development and
  start-up costs and affiliate
  and intercompany
  eliminations................    $   19.2        $   48.9      $ (4.4)                      $   (9.7)    $    54.0
Development and start-up
  costs(7)....................                                    (8.1)       $  (45.9)                       (54.0)
                                  --------        --------      ------        --------       --------     ---------
EBITDA before affiliate and
  intercompany eliminations...    $   19.2        $   48.9      $(12.5)       $  (45.9)      $   (9.7)           --
                                  ========        ========      ======        ========       ========
EBITDA of unconsolidated
  affiliates(5)...............                                                                                 24.9
Intercompany EBITDA(6)........                                                                                 (4.9)
                                                                                                          ---------
EBITDA as reported(8).........                                                                                 20.0
Depreciation and
  amortization................                                                                                (39.5)
                                                                                                          ---------
Operating loss................                                                                            $   (19.5)
                                                                                                          =========
OTHER DATA:
Depreciation and amortization
  before affiliate
  eliminations................    $   12.2        $   34.2      $  3.2        $    0.5       $    0.7     $    50.8
                                  ========        ========      ======        ========       ========
Depreciation and amortization
  of unconsolidated
  affiliates(5)...............                                                                                (11.3)
                                                                                                          ---------
Depreciation and
  amortization................                                                                            $    39.5
                                                                                                          =========
Total assets before affiliate
  eliminations................    $1,591.1        $3,258.6      $142.7        $2,538.4       $1,145.4     $ 8,676.2
                                  ========        ========      ======        ========       ========
Total assets of unconsolidated
  affiliates(5)...............                                                                             (3,629.0)
                                                                                                          ---------
Total assets..................                                                                            $ 5,047.2
                                                                                                          =========

                       LORAL SPACE & COMMUNICATIONS LTD.

                              SEGMENT INFORMATION
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (IN MILLIONS)

                                   SATELLITE
                                 MANUFACTURING      FIXED                       GLOBAL
                                      AND         SATELLITE       DATA          MOBILE
                                  TECHNOLOGY     SERVICES(1)   SERVICES(2)   TELEPHONY(3)   CORPORATE(4)    TOTAL
                                 -------------   -----------   -----------   ------------   ------------   --------
REVENUES AND EBITDA:
Revenues from external
customers......................     $415.0         $182.6        $ 25.0                                    $  622.6
Intersegment revenues..........      506.4            3.1                                                     509.5
                                    ------         ------        ------                                    --------
Gross revenues.................     $921.4         $185.7        $ 25.0                                     1,132.1
                                    ======         ======        ======
Revenues of unconsolidated
  affiliates(5)................                                                                               (79.3)
Intercompany revenues(6).......                                                                              (219.7)
                                                                                                           --------
Consolidated revenues..........                                                                            $  833.1
                                                                                                           ========
EBITDA before development and
  start-up costs and affiliate
  and intercompany
  eliminations.................     $ 59.6         $130.0        $(10.1)                       $(24.5)     $  155.0
Development and start-up
  costs(7).....................                                   (24.8)        $(98.2)                      (123.0)
                                    ------         ------        ------         ------         ------      --------
EBITDA before affiliate and
  intercompany eliminations....     $ 59.6         $130.0        $(34.9)        $(98.2)        $(24.5)         32.0
                                    ======         ======        ======         ======         ======
EBITDA of unconsolidated
  affiliates(5)................                                                                                35.7
Intercompany EBITDA(6).........                                                                               (17.2)
                                                                                                           --------
EBITDA as reported(8)..........                                                                                50.5
Depreciation and
  amortization.................                                                                               (95.3)
                                                                                                           --------
Operating loss.................                                                                            $  (44.8)
                                                                                                           ========
OTHER DATA:
Depreciation and amortization
  before affiliate
  eliminations.................     $ 29.6         $ 94.6        $  6.6         $  1.2         $  2.2      $  134.2
                                    ======         ======        ======         ======         ======
Depreciation and amortization
  of unconsolidated
  affiliates(5)................                                                                               (38.9)
                                                                                                           --------
Depreciation and
  amortization.................                                                                            $   95.3
                                                                                                           ========

                       LORAL SPACE & COMMUNICATIONS LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Results of Operations and Financial Condition of the Company are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, the Company or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of the Company. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involve risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond the Company's control. Some of these factors and conditions include: (i) the harshness of the space environment in which the Company's satellites operate;
(ii) governmental or regulatory changes; (iii) access to scarce launch vehicle resources and risk of launch failures; (iv) our affiliate, Globalstar is a development-stage company that may continue to lose money, have negative cash flow, require additional money and suffer delays in meeting its targets; (v) dependence on our operating subsidiaries, especially Space Systems/Loral, Inc. ("SS/L"), for operating income; (vi) severe competition in the Company's industry; and (vii) the Company and its subsidiaries and affiliates owe significant amounts of money. For a detailed discussion of these factors and conditions, please refer to the periodic reports that Loral Space & Communications Ltd. and its subsidiaries ("Loral" or the "Company") and its affiliates Globalstar, L.P. ("Globalstar"), Globalstar Telecommunications Limited ("GTL"), Loral Orion, Inc. and Satelites Mexicanos, S.A. de C.V. ("Satmex") file with the SEC. In addition, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control.

     Loral is one of the world's leading satellite communications companies, with substantial activities in satellite manufacturing and satellite-based communications services. Loral is developing the building blocks necessary to create a seamless, global networking capability for the information age. In 1998, Loral advanced its strategy significantly by acquiring Orion Network Systems, Inc. ("Loral Orion"), increasing its ownership in Globalstar, forming the Loral Global Alliance, including the formation of Europe*Star Limited ("Europe*Star"), and organizing and integrating its businesses to form four distinct operating segments. As of October 31, 1999, Loral's fixed satellite services fleet consisted of 10 satellites in orbit (including three owned by Satmex, Loral's 49% owned affiliate). Loral's four operating segments are:

          Satellite Manufacturing and Technology. Designing and manufacturing satellites and other space systems and developing satellite technology for a broad variety of customers and applications through SS/L;

          Fixed Satellite Services. Leasing transponder capacity and providing value added services to customers for a wide variety of applications, including the distribution of broadcast programming, news gathering, business television, distance learning and direct-to-home ("DTH") services. The Company's fixed satellite service ("FSS") assets, managed by Loral Skynet and marketed under the Loral Global Alliance banner, consist of 10 high-power geosynchronous ("GEO") satellites as of October 31, 1999: four Loral Skynet Telstar satellites and three satellites of Loral Orion, as well as three Satmex satellites. The two satellites expected to be launched by the Europe*Star joint venture with Alcatel, in which Loral owns a 47% interest, also will be part of the Loral Global Alliance and form a component of the Company's FSS business segment;

          Data Services. Business in development, providing managed communications networks and Internet and intranet services through Loral Orion and delivering high-speed broadband data communications through CyberStar, L.P. ("CyberStar"); and

          Global Mobile Telephony. Operating a worldwide wireless mobile telephony and narrow-band data communications system through a constellation of low-earth orbiting ("LEO") satellites (the "Globalstar System") owned by Globalstar, which is expected to start service in regions of the world covered by its first nine gateways beginning in the fourth quarter of 1999. Loral is the managing general partner and owned approximately 43% of Globalstar as of September 30, 1999.

CONSOLIDATED OPERATING RESULTS

     In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a measure of a segment's profit or loss. The following discussion of revenues and EBITDA reflects the results of Loral's operating segments for the three and nine months ended September 30, 1999 and 1998. See Note 9 to the unaudited condensed consolidated financial statements for additional information on segment results. The remainder of the discussion relates to the consolidated results of Loral, unless otherwise noted.

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,          SEPTEMBER 30,
                                                       ------------------    --------------------
                                                        1999       1998        1999        1998
                                                       -------    -------    --------    --------
                                                                     (IN MILLIONS)
OPERATING REVENUES:
Satellite manufacturing and technology...............  $366.8     $282.9     $1,038.6    $  921.4
Fixed satellite services(1)..........................    86.9       67.1        249.4       185.7
Data services(2).....................................    22.3       13.0         56.6        25.0
                                                       ------     ------     --------    --------
Operating segment revenues...........................   476.0      363.0      1,344.6     1,132.1
Affiliate eliminations(3)............................   (35.5)     (27.0)      (105.5)      (79.3)
Intercompany eliminations(4).........................   (93.3)     (46.4)      (207.6)     (219.7)
                                                       ------     ------     --------    --------
Operating revenues...................................  $347.2     $289.6     $1,031.5    $  833.1
                                                       ======     ======     ========    ========
EBITDA(5):
Satellite manufacturing and technology...............  $ 33.9     $ 19.2     $   95.9    $   59.6
Fixed satellite services(1)..........................    49.6       48.9        144.7       130.0
Data services(2).....................................    (2.3)      (4.4)        (5.1)      (10.1)
Corporate expenses(6)................................    (8.6)      (9.7)       (25.3)      (24.5)
                                                       ------     ------     --------    --------
EBITDA for operating segments before development and
  start-up costs, and eliminations...................    72.6       54.0        210.2       155.0
                                                       ------     ------     --------    --------
Development and start-up costs(7):
  Data services(2)...................................    (5.2)      (8.1)       (13.2)      (24.8)
  Global mobile telephony(8).........................   (41.3)     (45.9)      (120.0)      (98.2)
                                                       ------     ------     --------    --------
Total development and start-up costs.................   (46.5)     (54.0)      (133.2)     (123.0)
                                                       ------     ------     --------    --------
Segment EBITDA before eliminations...................    26.1                    77.0        32.0
Affiliate eliminations(3)............................    21.4       24.9         59.3        35.7
Intercompany eliminations(4).........................   (11.6)      (4.9)       (20.2)      (17.2)
                                                       ------     ------     --------    --------
EBITDA as reported...................................  $ 35.9     $ 20.0     $  116.1    $   50.5
                                                       ======     ======     ========    ========

---------------
(1) Fixed Satellite Services consists of 100% of the following companies: Loral Skynet; Loral Orion's transponder leasing business acquired on March 20, 1998; Satmex, a 49% equity investee; and Europe*Star, a 47% equity investee, since December 1998. For the three and nine months ended September 30, 1999 Satmex's results includes $8.5 million and $25.5 million in revenues and $3.7 million and $11.2 million in EBITDA, respectively, from the sale of transponders to Loral Skynet.

(2) Data Services consists of 100% of CyberStar (in which Loral owns an 82% equity interest) and 100% of Loral Orion's data services business since its acquisition on March 20, 1998.

(3) Represents amounts related to unconsolidated affiliates (Satmex, Europe*Star and Globalstar). These amounts are eliminated in order to arrive at Loral's consolidated results. Loral's proportionate share of these affiliates is included in equity in net loss of affiliates in Loral's unaudited condensed consolidated statements of operations.

(4) Represents the elimination of intercompany sales and EBITDA primarily for satellites under construction by SS/L for wholly owned subsidiaries; as well as eliminating sales for the lease of transponder capacity by Data Services from Fixed Satellite Services.

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

(8) Consists of 100% of Globalstar. Loral owned approximately 43% and 42% as of September 30, 1999 and 1998, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

     Total revenues for Loral's operating segments were $476 million for 1999 versus $363 million in 1998, before intercompany and affiliate eliminations of $129 million in 1999 and $73 million in 1998. The increase in revenues was primarily due to increases in satellite manufacturing and technology, growth in fixed satellite services as a result of the service start up of Loral Skynet's Telstar 6 satellite in March 1999 and increased revenues at Satmex, primarily due to the sale of one transponder to Loral Skynet, and including the impact of the service start up of Satmex 5 in January 1999, and growth in Loral's data service segment in 1999. The increase in intercompany eliminations in 1999 primarily reflects higher revenue for satellite construction by SS/L for Loral's FSS segment.

     EBITDA for operating segments before development and start up costs, and affiliate and intercompany eliminations, increased to $73 million in 1999 from $54 million in 1998, an increase of 34%. This increase arose primarily from growth in satellite manufacturing and technology due to increased sales and margins and growth in data services. The FSS segment's EBITDA grew modestly in 1999 versus 1998, as expected, as revenue increases were mostly offset by cost increases due to the recent expansion of the fleet prior to generating revenue on the new satellites and as a result of the investment in Europe*Star in 1999. While Loral Skynet's EBITDA increased in 1999 as a result of the start of service of Telstar 6, Satmex's EBITDA in 1999 would have been lower than in 1998 if not for the sale of one transponder to Loral Skynet. Total investment in development and start up costs decreased 14% in 1999 to $47 million, from 1998 spending of $54 million. The decrease is mainly attributable to the $17 million loss on launch failure recorded in 1998 by Globalstar, partially offset by increased costs at Globalstar in 1999 in anticipation of the start of service. The investment required for CyberStar decreased from $8 million in 1998 to $5 million in 1999. Intercompany eliminations increased in 1999, primarily from higher spending in satellite construction by SS/L for Loral's FSS segment. As a result of the above, EBITDA as reported increased by 80% to $36 million in 1999 from $20 million in 1998.

     Depreciation and amortization rose to $45 million in 1999 from $40 million in 1998, and excludes depreciation and amortization of unconsolidated affiliates of $16 million and $11 million for 1999 and 1998, respectively, primarily for Satmex. The increase primarily results from the depreciation of Telstar 6 in 1999 and other fixed asset additions.

     Interest and investment income increased to $26 million in 1999 from $15 million in 1998. The increase is principally due to the $7 million of non-cash interest income related to warrants received in connection with the Globalstar credit agreement (see Note 8 to the unaudited condensed consolidated financial statements) and $3 million of dividend income on Loral's 1999 investment in GTL preferred stock.

     Interest expense was $25 million in 1999, net of capitalized interest of $19 million, versus $15 million in 1998, net of capitalized interest of $22 million. The increase in interest expense in 1999 is primarily due to the interest expense on the $350 million 9.5% senior notes issued in January 1999 and lower capitalized interest in 1999.

     In 1998, the Company realized a $35 million gain on the sale of GTL common stock.

     For 1999, the income tax benefit of $28 million included a non-recurring tax benefit of $34 million relating to a tax law change affecting the future utilization of Loral Orion's pre-acquisition loss carryforwards.

Excluding this non-recurring benefit, the Company recorded an income tax provision of $6 million on a loss before income taxes of $8 million, yielding an effective rate of 70.6%. For 1998, the Company recorded an income tax benefit of $4 million on a loss of $19 million before income taxes and before the $35 million gain on the sale of GTL stock (which was tax free to the Company), yielding an effective rate of 20.5%. When comparing the provision recorded for 1999 on a loss to the benefit recorded for 1998, the rate change is caused primarily by the impact of additional state and local income tax expense and non-deductible amortization of cost in excess of net assets acquired for 1999.

     The minority interest benefit primarily reflects the reduction of CyberStar's loss attributed to CyberStar's other investor, who owned 17.6% as of September 30, 1999.

     The equity in net loss of affiliates was $33 million in 1999 compared to $31 million in 1998. Loral's share of Globalstar's losses, net of the related tax benefit, was $21 million in 1999 compared to $20 million in 1998 (which includes Loral's share of the $17 million loss on launch failure). Loral's share of Satmex's loss was $7 million in 1999, after eliminating the profit on the sale of one transponder to Loral Skynet, and $3 million in 1998. Also, included as equity in net loss of affiliates is Loral's share of Europe*Star's loss, SkyBridge Limited Partnership's losses, and losses from other affiliates (see
Note 4 to the unaudited condensed consolidated financial statements).

     Preferred distributions of $12 million for 1999 and 1998 relate to the Series C Preferred Stock.

     As a result of the above, the net loss applicable to common stockholders for 1999 was $24 million or $0.08 per basic and diluted share, compared to the net loss of $22 million or $0.08 per basic and diluted share for 1998. Basic and diluted weighted average shares were 290 million for 1999 and 289 million for 1998 (see Note 7 to the unaudited condensed consolidated financial statements).

RESULTS BY OPERATING SEGMENT FOR THE THREE MONTHS

  Satellite Manufacturing and Technology

     Revenues at SS/L, the Company's satellite manufacturing and technology subsidiary, before intercompany eliminations, were $367 million in 1999 versus $283 million in 1998. EBITDA in 1999, before intercompany eliminations, rose to $34 million from $19 million in 1998, due to higher revenue and margins. Funded backlog for SS/L as of September 30, 1999 and 1998, was $1.1 billion and $1.3 billion, respectively, including intercompany backlog of $221 million in 1999 and $129 million in 1998.

  Fixed Satellite Services

     FSS revenue for 1999 was $87 million, including the sale of one transponder by Satmex to Loral Skynet for $8.5 million, versus $67 million last year. EBITDA was $50 million in 1999, including $4 million related to the sale of one transponder by Satmex to Loral Skynet, and $49 million in 1998. Funded backlog for the fixed satellite services segment totaled $1.3 billion as of September 30, 1999, an increase of 33% as compared to $910 million as of September 30, 1998, including affiliate and intercompany backlog of $357 million in 1999 and $231 million in 1998.

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

     Revenues for the data services segment in 1999 were $22 million versus $13 million last year, primarily from Loral Orion's corporate data networking and Internet and intranet services businesses. EBITDA before development costs in 1999 was a loss of $2 million as compared to a loss of $4 million in 1998. Total development and startup costs for CyberStar (a development stage business) were reduced to $5 million in 1999 from $8 million in 1998. As of September 30, 1999, funded backlog for the segment increased to $178 million from $134 million as of September 30, 1998 (all from external sources).

  Global Mobile Telephony

     Loral manages and is the largest equity owner of Globalstar, the global mobile telephony segment of Loral. Globalstar is a development stage partnership scheduled to start service in regions of the world covered by its first nine gateways in the fourth quarter of 1999. Globalstar's development and start-up costs were $41 million in 1999 as compared to $46 million for 1998. Development and start-up costs for 1998 included a $17 million loss relating to a launch failure. Without this 1998 event, development and startup costs increased by $12 million in 1999 as compared to 1998, which relates primarily to increased activities in anticipation of the start of service. Globalstar is expending significant funds for the development, construction, testing and deployment of the Globalstar System and expects such losses to continue through the year 2000.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

     Total revenues for Loral's operating segments were $1.3 billion for 1999 versus $1.1 billion in 1998, before intercompany and affiliate eliminations of $313 million in 1999 and $299 million in 1998. The increase in revenues was due primarily to increases in satellite manufacturing and technology, growth in fixed satellite services as a result of including Loral Orion's leasing business for nine months in 1999 versus six months in 1998, the service start up of Loral Skynet's Telstar 6 satellite in March 1999, increased revenues at Satmex, primarily due to the sale of three transponders to Loral Skynet, and including the impact of the service start up of Satmex 5 in January 1999, and increased growth in data services in 1999, partially due to including the results of Loral Orion's data business for nine months in 1999 versus six months in 1998. The increase in affiliate eliminations in 1999 reflects higher revenues for Satmex.

     EBITDA for operating segments before development and start up costs, and affiliate and intercompany eliminations, increased in 1999 to $210 million from $155 million in 1998, an increase of 36%. This increase arose primarily from growth in satellite manufacturing and technology due to increased sales and margins and growth in fixed satellite services due to the initiation of service of Telstar 6, including the results of Loral Orion's leasing business for nine months in 1999 versus six months in 1998 and increases at Satmex, primarily due to the sale of three transponders to Loral Skynet, which was partially offset by the investment in Europe*Star in 1999. Total investment in development and start up costs increased 8% in 1999 to $133 million, from 1998 costs of $123 million. While the investment required for CyberStar decreased to $13 million in 1999 from $25 million in 1998, costs related to the further development of Globalstar rose to $120 million in 1999 from $98 million in 1998, due to increased activities in anticipation of the start of service. Affiliate eliminations increased in 1999, primarily as a result of increased Globalstar costs. As a result of the above, EBITDA as reported more than doubled to $116 million in 1999 from $51 million in 1998.

     Depreciation and amortization rose to $124 million in 1999 from $95 million in 1998, and excludes depreciation and amortization of unconsolidated affiliates of $48 million and $39 million for 1999 and 1998, respectively, primarily for Satmex. The increase primarily results from the inclusion of Loral Orion's depreciation, and the amortization of cost in excess of Loral Orion's net assets acquired for nine months in 1999 versus six months in 1998, the depreciation of Telstar 6 in 1999 and other fixed asset additions.

     Interest and investment income increased to $59 million in 1999 from $41 million in 1998, principally due to $7 million of non-cash interest income related to warrants received in connection with the Globalstar credit agreement (see Note 8 to the unaudited condensed consolidated financial statements) and $8 million of dividend income on Loral's 1999 investment in GTL preferred stock.

     Interest expense was $67 million in 1999, net of capitalized interest of $59 million, versus $38 million in 1998, net of capitalized interest of $38 million. The increase in interest expense in 1999 was primarily due to including interest expense for Loral Orion for nine months in 1999 versus six months in 1998 and interest expense on the $350 million 9.5% senior notes issued in January 1999, partially offset by increased capitalized interest in 1999.

     In 1998, the Company realized a $35 million gain on the sale of GTL common stock.

     For 1999, the income tax benefit of $28 million included a non-recurring tax benefit of $34 million relating to a tax law change affecting the future utilization of Loral Orion's pre-acquisition loss carryforwards. Excluding this non-recurring benefit, the Company recorded an income tax provision of $6 million on a loss before income taxes of $16 million, yielding an effective rate of 36.3%. For 1998, the Company recorded an income tax benefit of $11 million on a loss of $42 million before income taxes and before the $35 million gain on the sale of GTL stock (which was tax free to the Company), yielding an effective rate of 24.9%. When comparing the provision recorded for 1999 on a loss to the benefit recorded for 1998, the rate change is caused primarily by the impact of additional state and local income tax expense and non-deductible amortization of cost in excess of net assets acquired for 1999.

     The minority interest benefit primarily reflects the reduction of CyberStar's loss attributed to CyberStar's other investor, who owned 17.6% as of September 30, 1999.

     The equity in net loss of affiliates was $104 million in 1999 compared to $93 million in 1998. Loral's share of Globalstar's losses, net of the related tax benefits, was $58 million in 1999 compared to $48 million in 1998 (which includes Loral's share of the $17 million loss on launch failure). This increase is primarily due to Globalstar's increased development and start-up costs and Loral's increased ownership percentage in Globalstar in 1999 at approximately 43% for the nine months ended September 30, 1999 versus an average of approximately 41% for the nine months ended September 30, 1998. Loral's share of Satmex's loss was $23 million for 1999, after eliminating the profit on the sale of three transponders to Loral Skynet, and $15 million for 1998. Also included as equity in net loss of affiliates is Loral's share of Europe*Star's losses, SkyBridge Limited Partnership's losses, and losses from other affiliates (see
Note 4 to the unaudited condensed consolidated financial statements).

     Preferred distributions of $35 million for 1999 and 1998 relate to the Series C Preferred Stock.

     As a result of the above, the net loss applicable to common stockholders for 1999 was $124 million or $0.43 per basic and diluted share, compared to a net loss applicable to common stockholders of $120 million or $0.45 per basic and diluted share for 1998. Basic and diluted weighted average shares were 290 million for 1999 and 268 million for 1998 (see Note 7 to the unaudited condensed consolidated financial statements). This increase is primarily due to the 23 million shares issued to the public in June 1998 and the 18 million shares issued to acquire Orion in March 1998.

RESULTS BY OPERATING SEGMENT FOR THE NINE MONTHS

  Satellite Manufacturing and Technology

     Revenues for SS/L, before intercompany eliminations, were $1.039 billion in 1999 versus $921 million in 1998. EBITDA in 1999, before intercompany eliminations, rose to $96 million from $60 million in 1998, due to higher revenue and margins.

  Fixed Satellite Services

     FSS revenue for 1999 was $249 million, including the sale of three transponders by Satmex to Loral Skynet for $25.5 million, versus $186 million in 1998. EBITDA was $145 million in 1999, including $11 million related to the sale of three transponders by Satmex to Loral Skynet, up from EBITDA of $130 million in 1998.

  Data Services

     Revenues for the data services segment in 1999 was $57 million versus $25 million in 1998, primarily from growth in Loral Orion's corporate data networking, Internet and intranet services businesses and from including Loral Orion's data service business for nine months in 1999 versus six months in 1998. EBITDA before development costs in 1999 was a loss of $5 million compared to a loss of $10 million in 1998. Total development and start up costs for CyberStar were reduced to $13 million in 1999 from $25 million in 1998.

  Global Mobile Telephony

     Globalstar's development and start up costs were $120 million in 1999 as compared to $98 million for 1998 (which includes a $17 million loss on launch failure). The rise in costs relates primarily to increased activities in anticipation of the start of service. Globalstar is expending significant funds for the development, construction, testing and deployment of the Globalstar System and expects such losses to continue through the year 2000.

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

     As of September 30, 1999, Loral had a 42.5% interest in Globalstar ordinary partnership interests.

     In August 1999, Globalstar completed a $500 million credit facility with Bank of America. The credit facility is guaranteed by two subsidiaries of Loral, which have pledged certain assets to support the transaction. Loral received consideration for its guarantee in the form of warrants to purchase an aggregate of 3,450,000 Globalstar partnership interests (equivalent to approximately 13.8 million shares of GTL common stock) (see Liquidity and Capital Resources).

  Fixed Satellite Services

     Satmex

     On March 30, 1999, Loral acquired 577,554 shares of preferred stock of Satmex at a purchase price of $30.3 million. The preferred stock has limited voting rights, pays a dividend in common stock of Satmex and is exchangeable, at Satmex's option, into common stock of Satmex based upon a predetermined exchange ratio.

     Loral Orion

     On March 20, 1998, Loral acquired all of the outstanding stock of Loral Orion in exchange for Loral common stock. Loral issued 18 million shares of its common stock and assumed existing exercisable Orion options and warrants to purchase an aggregate of 1.4 million shares of Loral common stock. The resulting purchase price was $472.5 million. Loral accounted for the acquisition as a purchase and has included the results of operations of Loral Orion from April 1, 1998.

     Europe*Star

     In December 1998, Loral finalized its strategic partnership with a subsidiary of Alcatel to jointly build and operate Europe*Star, a geostationary satellite system designed to provide broadcast and telecommunications services to Europe, the Middle East, Southeast Asia, India, and South Africa. Alcatel will serve as the primary contractor of the Europe*Star turnkey system. SS/L will provide the satellite bus and test and integrate the satellites. Europe*Star is a member of the Loral Global Alliance of FSS providers, which is led by Loral Skynet. Through September 30, 1999, Loral had invested $66 million in Europe*Star.

  Data Services

     On July 31, 1999, CyberStar acquired Global Access Services ("Global Access"), a business television unit of Williams Communications, Inc. for $11.5 million in cash. Global Access, which is included as part of Loral's data service segment, provides business television, video conferencing and other communication services to companies in various parts of the world through networks operated in Singapore, Dallas, London and Johannesburg. The results of operations of Global Access are not considered material to the Company.

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

  Debt

     In January 1999, Loral completed a private offering of senior notes raising approximately $350 million from selling 9.5% senior notes due 2006, of which a portion was used to invest in $150 million face amount of GTL's $350 million offering of convertible redeemable preferred stock, thereby maintaining Loral's prior proportionate ownership position in Globalstar. The remainder of the funds raised are being used for general corporate purposes, including investments in its other core businesses and to pursue emerging satellite services opportunities worldwide.

     On November 14, 1997, the Company's wholly owned subsidiary, Loral SpaceCom Corporation, entered into an $850 million credit facility with a group of banks. The facility consists of a $500 million revolving credit facility (of which $175 million of letters of credit can be written against), a $275 million term loan and a $75 million letter of credit facility. The facility replaced SS/L's then existing credit facility. The facility is secured by the stock of Loral SpaceCom Corporation and SS/L and contains various covenants, including an interest coverage ratio, debt to capitalization ratios and restrictions on cash transfers to its parent. As of September 30, 1999, there were $744 million of borrowings and $102 million of letters of credit outstanding under this credit facility.

     As of September 30, 1999, Loral also had a $10 million Canadian Dollar letter of credit outstanding.

     Loral Orion's outstanding debt as of September 30, 1999, was $957 million, is non-recourse to Loral, and includes certain restrictions on Loral Orion's ability to pay dividends or make loans to Loral.

  Cash

     As of September 30, 1999, Loral had $266 million of cash and cash equivalents. Loral intends to utilize its existing capital base and access to the capital markets to construct and operate additional satellites, make additional investments in Globalstar and Globalstar service provider opportunities, invest in its other core businesses, and to pursue emerging satellite service opportunities worldwide.

  Restricted and Segregated Cash

     As of September 30, 1999, Loral Orion had approximately $50 million of restricted cash for interest payments on its senior notes and $147 million of segregated cash expected to be used for the final payment on the purchase of Apstar IIR. Restricted and segregated cash increased as of September 30, 1999, as a result of receiving the insurance proceeds from the Orion 3 launch failure.

  Fixed Satellite Services

     Loral Skynet

     Loral Skynet currently has four high-power satellites in orbit, including Telstar 7 which was launched in September 1999 aboard an Ariane launch vehicle. Telstar 7 is expected to go into revenue generating service in the fourth quarter of 1999. Loral intends to expand Loral Skynet's business to become a worldwide satellite service provider through the construction of additional satellites. As of September 30, 1999, Loral Skynet has two additional satellites under construction by SS/L.

     Loral Orion

     Loral Orion currently has three satellites in orbit (Orion 1, Orion 2 and Apstar IIR). Orion 2 was launched aboard an Ariane launch vehicle in October 1999 into the orbital slot located at 15 degrees W.L., where in-orbit testing is being conducted. Loral is currently in negotiations with Eutelsat to complete the coordination of Orion 2 with the Eutelsat satellite in the region. Orion 2 is expected to go into revenue generating service in January 2000. Loral intends to fund approximately $60 million of the construction cost of Orion 2, of which $52 million was funded through September 30, 1999.

     On May 4, 1999, the Orion 3 broadcast video and data communications satellite was placed into a lower-than-expected orbit after its launch on a Boeing Delta III rocket from Cape Canaveral Air Station, Florida. According to Boeing, the Delta III's second stage apparently failed to complete its second stage burn, and, as a result, the satellite, manufactured by Hughes Space and Communications Corporation, achieved an orbit well below the planned final altitude. As a result, the satellite cannot be used for its intended purpose.

     The satellite and launch were fully insured for approximately $266 million, which was received in the third quarter of 1999. DACOM Corporation, a Korean communications company which had purchased eight transponders on Orion 3 for a total of $89 million, had made prepayments of approximately $34 million to the Company. Under the agreement with DACOM, the amount prepaid was refunded in July 1999. Loral Orion's debt covenants require that the insurance proceeds be used to acquire a replacement satellite within 15 months of receipt of such proceeds, or to pay down debt.

     On September 28, 1999, Loral Asia Pacific Satellite (HK) Limited ("Loral Orion HK"), a subsidiary of Loral Orion, purchased from APT Satellite Company Limited ("APT") all transponder capacity on the Apstar IIR satellite, (except for one C-band transponder retained by APT) for approximately $273 million. Apstar IIR, which was manufactured by SS/L, was launched in October 1997 and has an expected mission life of 15 years and a estimated remaining useful life of 13 years. Loral Orion HK will have full use of 27 C-band and 16 Ku-band transponders aboard Apstar IIR for the remaining life of the satellite. Located at 76.5 degrees E.L., Apstar IIR covers a region that includes Asia, Europe, Africa and Australia, which represents over 75% of the world's population. Under the purchase agreement, Loral Orion HK will also have the option to lease from APT replacement satellites upon the end of life of Apstar IIR. For 1999, expected earnings from Orion 3, which will now not be received, will be offset, in part by, earnings from Apstar IIR from September 28, 1999.

     On September 28, 1999, Loral Orion HK made an initial payment of approximately $79 million to APT and agreed to pay approximately $194 million in cash to APT over the next six months as follows: approximately $12 million on December 31, 1999 and approximately $182 million on March 27, 2000. Insurance proceeds from the Orion 3 failure were used to fund the initial payment and will be used to fund a portion of the remaining payments. Loral has guaranteed Loral Orion HK's obligations to APT under the purchase agreement.

     Based upon its current expectations for growth, Loral Orion anticipates it will have additional funding requirements over the next three years to fund the purchase of VSAT's, senior note interest payments, other capital expenditures and other operating needs. Interest charges on the senior notes are fully provided for by restricted cash through July 2000. Loral Orion does not have a revolving credit facility. Accordingly, Loral Orion will need to secure funding from Loral, or raise additional financing. Sources of additional capital may include public or private debt, equity financings or strategic investments. To the extent that Loral Orion seeks to raise additional debt financing, the indentures limit the amount of such additional debt (under a variety of provisions contained in such indentures) and prohibit Loral Orion from using Orion 1, Orion 2 and Apstar IIR or the insurance proceeds from Orion 3 as collateral for indebtedness for money borrowed. If Loral Orion requires additional financing and is unable to obtain such financing from Loral or from outside sources in the amounts and at the times needed, there would be a material adverse effect on Loral Orion.

  Satmex

     Satmex currently has three satellites in orbit (Satmex 5, Solidaridad 1 and Solidaridad 2) and one satellite in inclined orbit (Morelos 2). On April 28, 1999, Solidaridad 1 experienced a loss of its primary satellite control processor. Service was restored after 14 hours, using the back up satellite control processor. Failure of the back up satellite control processor would result in the loss of Solidaridad 1.

     On March 31, 1999, Satmex redeemed $35 million of its secured floating rate notes using proceeds from the sale of preferred stock, of which Loral purchased $30.3 million. On September 30, 1999, Satmex redeemed an additional $50 million of its secured floating rate notes. The related covenants of such debt restrict the ability of Satmex to pay dividends to Loral.

     For the remainder of 1999, Satmex believes that its cash flow from operations and the availability of its revolving credit facility will be adequate to service its interest and debt repayment requirements and ensure compliance with the covenants of its debt agreements. Thereafter, Satmex believes that its future operating cash flow will be sufficient to service its interest and debt repayment requirements; but, may not be adequate to maintain certain financial ratios required by its debt agreements.

  Global Mobile Telephony

     Globalstar

     On October 11, 1999, Globalstar announced a phased roll-out of service in regions of the world covered by its first nine gateways. By the end of 1999, Globalstar expects to have a total of nine gateways in operation. All of the 38 gateways on order have been manufactured and are ready for installation.

     From January 1, to October 31, 1999, Globalstar had nine successful launches, of four satellites each, aboard a combination of Soyuz and Delta launch vehicles, bringing the total number of satellites in orbit to 44. Globalstar had previously launched its first two groups of four satellites each in 1998. The first 40 Globalstar satellites have reached their final orbital positions and are currently being used to test system functionality and to support service provider friendly user trials in preparation for the start of service. Four of the launched satellites are expected to arrive in their final orbital positions in December 1999. As of October 31, 1999, in addition to the 44 satellites already in orbit, Globalstar had four completed satellites on hand and four more in final integration and test. Globalstar's current launch plan includes two launches of four satellites each, using a Soyuz and a Delta rocket. According to the plan, Globalstar will have achieved its full constellation of 48 satellites and four in-orbit spares by January 2000. Only 32 in-orbit satellites are required to initiate the start of service.

     During 1999, Globalstar incurred $509 million for the design, construction and deployment of the space and ground segments ("System Cost"), $153 million for capitalized interest (including $26 million of non-cash interest), and $139 million of pre-operating losses. Through September 30, 1999, Globalstar incurred costs of $2.59 billion for the System Cost, $438 million for capitalized interest (including $82 million of non-cash interest) and $546 million of pre-operating losses. Globalstar's estimated costs through December 31, 1999, are $2.66 billion for the System Cost, $490 million for capitalized interest (including $100 million of non-cash interest) and $677 million of pre-operating losses. In addition, further expenditures on system software for the improvement of system functionality beyond those planned for the start of service, for an additional eight spare satellites (for which the cost and payment terms have not been finalized with SS/L) and financing that Globalstar is providing to the service providers for the purchase of gateways, fixed access terminals and handsets, are estimated to be $493 million, of which $149 million has been incurred as of September 30, 1999 and $220 million is expected to be incurred as of December 31, 1999. However,

Globalstar expects to receive $231 million from the service providers, as repayment of financing provided to them for the purchase of gateways, fixed access terminals and handsets. Net funds raised or committed through September 30, 1999 total $4.2 billion, including $500 million of vendor financing from Qualcomm (of which the last $100 million will be drawn during 2000) for which the terms of $400 million are still being finalized. In consideration for the additional vendor financing, Qualcomm is expected to receive warrants to purchase Globalstar partnership interests similar to that received by Loral (see below). Of the total net funds raised or committed through September 30, 1999, $250 million must be repaid as early as June 30, 2000, unless it is extended or refinanced. Additional financing will be required if service revenues are insufficient to cover cash interest and operating costs estimated to be approximately $125 million per quarter. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all.

     On January 21, 1999, Globalstar sold to GTL seven million units (face amount of $50 per unit) of 8% Redeemable Preferred Partnership Interests ("RPPIs"), in connection with GTL's offering of seven million shares (face amount of $50 per share) of 8% Convertible Redeemable Preferred Stock due 2011 (the "Preferred Stock"). The Preferred Stock is convertible into shares of GTL common stock at a conversion price of $23.2563 per share. Loral purchased three million shares or $150 million face amount of the $350 million of the Preferred Stock offered, to maintain its ownership percentage. Dividends on the RPPIs and the Preferred Stock accrue at 8% per annum and are payable quarterly. Globalstar is using the funds for the development, construction and deployment of the Globalstar System.

     In July 1999, Globalstar and GTL filed a shelf registration statement with the SEC covering up to $500 million of securities. Under the registration statement, Globalstar may, from time to time, offer debt securities, which may be either senior or subordinated or secured or unsecured and GTL may, from time to time, offer shares of common stock, preferred stock or warrants, all at prices and on terms to be determined at the time of the offering. Proceeds from any offering would be used for general corporate purposes, which may include refinancing of outstanding indebtedness.

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks for the build-out of the Globalstar System. The credit agreement provides for a $100 million three-year revolving credit facility ("Revolver"), a $100 million three-year term loan ("Term Loan A") and a $300 million four-year term loan ("Term Loan B"). Borrowings under the facilities bear interest, at Globalstar's option, at various rates based on margins over the lead bank's base rate or the London Interbank Offer Rate ("LIBOR") for periods of one to six months. Globalstar pays a commitment fee on the unused portion of the facilities. The credit agreement contains customary financial covenants that commence March 31, 2001 and other customary covenants.

     The credit facility is guaranteed by Loral SatCom Ltd. and Loral Satellite, Inc., wholly owned subsidiaries of Loral. The guarantee is secured by the pledge of certain assets of Loral and its subsidiaries, including the stock of the guarantors and the Telstar 6 and Telstar 7 satellites. The guarantee agreement contains customary financial covenants of the guarantors, including maintenance of a minimum collateral coverage ratio and maintenance of a combined minimum net worth and combined EBITDA. In addition, the guarantee agreement contains customary limitations on indebtedness, liens, fundamental changes, asset sales, dividends (except that the guarantors may pay dividends to their parents provided that combined aggregate cash on hand at the guarantors is at least equal to $50 million and the guarantors hold an intercompany note due from Loral for at least $100 million), investments, capital expenditures, creating liens other than those created pursuant to the guarantee and transactions with affiliates.

     In consideration for the guarantee, Loral and certain Loral subsidiaries received warrants to purchase an aggregate of 3,450,000 Globalstar partnership interests (equivalent to approximately 13,800,000 shares of common stock of GTL) at an exercise price of $91.00 per partnership interest (equivalent to $22.75 per share of GTL common stock, the average of the high and low trading prices of GTL common stock on August 5, 1999, the closing date of the credit facility). The warrants vest in stages (provided that the guarantee is then in effect): 50% on February 5, 2000, 25% on August 5, 2000 and the remaining 25% on August 5, 2001. The warrants are immediately exercisable after vesting and have a seven-year term. Globalstar may call the warrants after August 5, 2001 if the market price of GTL common stock exceeds $45.50 for a certain period. After giving effect to the issuance of the warrants, Loral's interest in Globalstar on a fully-diluted basis increased from 42% to 45%. As of September 30, 1999, Globalstar had drawn down the $300 million Term Loan B. On November 12, 1999, Globalstar drew down the $100 million Term Loan A.

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

     In June 1998, Loral guaranteed a $115 million term loan. The current maturity of this term loan is February 29, 2000.

     Prior to its acquisition by Loral, Loral Skynet sold several transponders under which title to specific transponders was transferred to the customer. Under the terms of the sales contracts, Loral Skynet continues to operate the satellites on which the transponders are located and provides a warranty for a period of 10 to 14 years. Depending on the contract, Loral Skynet is required to replace any transponders failing to meet operating specifications. All customers are entitled to a refund equal to the reimbursement value, as defined, in the event there is no replacement. The reimbursement value is determined based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In case of satellite failure, the reimbursement value may be paid from proceeds received from insurance policies.

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

     On December 23, 1998, the Office of Defense Trade Controls ("ODTC") of the U.S. Department of State temporarily suspended the previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. According to ODTC, the purpose of the temporary suspension is to permit that agency to review the agreement for conformity with newly-enacted legislation (Section 74 of the Arms Export Control Act) with respect to the export of missile equipment or technology. SS/L has complied with ODTC's instructions, and believes that a review of the agreement will show that its terms comply with the new law. The ODTC, however, has not yet completed its review, and the scheduled launch date for ChinaSat-8 is being delayed. If such a delay were to continue for an extended period, or if the suspension was not lifted, SS/L's customer could decide to terminate the contract. If such a termination were to occur, SS/L would have to refund advances received from ChinaSat ($134 million as of September 30, 1999) and may incur penalties of up to $13 million and believes it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer. There can be no assurance, however, that SS/L will be able to find such a replacement customer. Loral has entered into negotiations with its customer to make accommodations for this delay in shipment, including the provision of replacement capacity to offset the costs incurred by the customer. Negotiations are expected to conclude during the fourth quarter of 1999, however the ultimate terms and conditions of this negotiation are not determinable at this time.

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

NET CASH USED IN OPERATING ACTIVITIES

     Net cash used in operating activities for the nine months ended September 30, 1999 was $199 million, primarily due to increases in accounts receivable and contracts in process of $79 million, launch vehicle deposits of $86 million, long-term receivables of $56 million and other assets of $48 million and a decrease in customer advances of $61 million. This was offset in part by funds generated from EBITDA of $116 million. Net cash used in operating activities for the nine months ended September 30, 1998 was $30 million, primarily due to increases in inventories of $58 million and long-term receivables of $31 million and a decrease in customer advances of $53 million, accounts payable of $21 million and income taxes payable of $21 million. This was offset by a decrease in launch vehicle deposits of $41 million and long term liabilities of $56 million, and funds generated by EBITDA of $51 million.

NET CASH USED IN INVESTING ACTIVITIES

     Net cash used in investing activities for the nine months ended September 30, 1999 was $542 million, primarily as a result of $428 million of capital expenditures mainly for the construction of satellites, the $146 million cost of acquiring GTL preferred stock and $101 million of other investments in affiliates, offset by a reduction in restricted and segregated cash of $144 million used primarily for the initial payment for Apstar IIR and Loral Orion interest payments. Net cash used in investing activities for the nine months ended September 30, 1998 was $322 million, as a result of $437 million of capital expenditures and $460 million of investments in affiliates, offset by a reduction in restricted cash of $276 million and $54 million of cash acquired in connection with the Orion acquisition and proceeds from sale of investment in affiliates of $245 million.

NET CASH PROVIDED BY FINANCING ACTIVITIES

     Net cash provided by financing activities for the nine months ended September 30, 1999 was $460 million, primarily due to the $344 million of proceeds from the issuance of senior notes, and borrowings of

$127 million under the revolving credit facility. Net cash provided by financing activities for the nine months ended September 30, 1998 was $775 million, primarily from the net proceeds from the issuance of common stock of $603 million and borrowings of $145 million under the revolving credit facility and $29 million under the note purchase facility.

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

     Loral and its operating affiliates, Globalstar and Satmex, have implemented a Year 2000 program (the "Year 2000 Program") for their internal products, system and equipment, as well as for key vendor and customer supplied products, systems and equipment. As part of the Year 2000 Program, Loral and its operating affiliates are assessing the Year 2000 capabilities of, among other things, their satellites, ground equipment, research and development activities, manufacturing processes and facility management systems. The Year 2000 Program consists of the following phases: inventory of Year 2000 items, assessment (including prioritization), remediation (including modification, upgrading and replacement), testing and auditing. This five-step program is divided into six major sections covering both information and non-information technology systems:
1) business systems, 2) technical systems, 3) products and services, 4) imbedded hardware/firmware, 5) vendor supplied products and 6) customer provided products. As of September 30, 1999, Loral and its operating affiliates had completed approximately 99% of the inventory phase and approximately 99% of the assessment phase. Loral expects to complete all phases of its Year 2000 Program during the fourth quarter of 1999, prior to any potential material impact on the operations of Loral and its operating affiliates.

     Both internal and external resources are being utilized to execute Loral's plan. The program to address Year 2000 has been underway since July 1997. The incremental costs incurred through September 30, 1999 for this effort by Loral and its operating affiliates were approximately $5.3 million. Based on the efforts of Loral and its operating affiliates to date, Loral anticipates additional incremental expenses of approximately $2.3 million will be incurred to substantially complete the effort.

     As an added safeguard against the possibility that a Year 2000 related issue will adversely effect Loral's ability to continue operations, contingency plans are being developed under the assumption that worst case scenarios are encountered in critical areas. Emphasis is being placed upon the action to be taken if there is discontinuance of services and/or lack of delivery of compliant products from third party suppliers, including utilities which provide power, water, fuel and telecommunications. Baseline contingency plans are expected to be completed prior to the end of the fourth quarter of 1999. Loral believes that adequate time will be available to insure these contingency plans are developed, assessed and implemented prior to a Year 2000 issue having a material negative impact on the operations of Loral. However, there can be no assurances that such plans will be completed on a timely basis.

     The cost of the program and the dates on which Loral believes it will substantially complete Year 2000 modifications are based on management's best estimates. Such estimates were derived using software surveys and programs to evaluate calendar date exposures and numerous assumptions of future events, including the continued availability of certain resources, third-party Year 2000 readiness and other factors. Because none of these estimates can be guaranteed, actual results could differ materially and adversely from those anticipated. Specific factors that might cause an adjustment of costs are: number of personnel trained in this area, the ability to locate and correct all relevant computer codes, the ability to validate supplier certification, the ability of vendors to meet specific commitments and similar uncertainties.

     Loral's failure to remediate a material Year 2000 problem could result in an interruption or failure of certain basic business operations. These failures could materially and adversely affect Loral's results of operations, liquidity and financial condition. Ongoing assessments are made by Loral and its operating affiliates regarding Year 2000 readiness of their key third-party suppliers. Information requests are distributed to such suppliers and replies are evaluated. When the risk is deemed material, on-site visits to suppliers are conducted to verify the adequacy of the information received. However, due to the general uncertainty of the Year 2000 problem, including uncertainty with regard to third-party suppliers and customers, Loral is unable to determine at this time whether the consequences of Year 2000 failures will have an adverse material impact on Loral's results of operations, liquidity or financial condition. There can be no assurance given that Loral's Year 2000 Program will be successful in avoiding any interruption or failure of certain basic business operations, which may have a material adverse effect on the Loral's results of operations or financial position.

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

ITEM 5.  OTHER INFORMATION

     On October 28, 1999, the Company announced that Dr. Gregory J. Clark would leave his position as President and Chief Operating Officer effective December 1, 1999 and that Eric J. Zahler, Executive Vice President, and Robert E. Berry, Senior Vice President and Chairman of Space Systems/Loral, Inc., would assume his responsibilities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this report:

Exhibit 12 -- Computation of Deficiency of Earnings to Cover Fixed Charges

Exhibit 27 -- Financial Data Schedule

     (b) Reports on Form 8-K

DATE OF REPORT                                                            DESCRIPTION
--------------                                                            -----------
August 5, 1999                  Item 5 -- Other Events          Globalstar credit agreement
August 18, 1999                 Item 5 -- Other Events          Apstar IIR acquisition.
                                Item 7(c) -- Exhibits           Lease agreement, dated August
                                                                  18, 1999, by and between
                                                                  Loral Asia Pacific Satellite
                                                                  (HK) Limited and APT
                                                                  Satellite Company Limited.

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

Date: November 12, 1999

                                 EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
Exhibit 12   -- Computation of Deficiency of Earnings to Cover Fixed
             Charges
Exhibit 27   -- Financial Data Schedule