Form 10-K
period 1999-12-31
LORAL SPACE & COMMUNICATIONS LTD
filed 2000-03-30
CIK 1006269

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in the registrant's 2000 definitive proxy statement.

     At March 15, 2000, 249,507,509 common shares were outstanding, and the aggregate market value of such shares (based upon the closing price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $2.8 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 2000 definitive proxy statement (to be filed not later than 120 days after the end of the registrant's fiscal year) are incorporated by reference into Part III.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                                  THE COMPANY

OVERVIEW

     Loral Space & Communications Ltd. together with its subsidiaries ("Loral" or the "Company") is one of the world's leading satellite communications companies, with substantial activities in satellite manufacturing and satellite-based communications services. We have assembled the building blocks necessary to provide a seamless, global networking capability for the information age. Our four operating segments are:

          Fixed Satellite Services. Through the Loral Global Alliance, which currently consists of Loral Skynet, Loral CyberStar, Inc. ("Loral CyberStar"), our 49% owned affiliate Satelites Mexicanos, S.A. de C.V. ("Satmex"), and our 47% owned affiliate Europe*Star Limited ("Europe*Star"), we have become one of the world's leading providers of satellite services using geostationary communications satellites. We lease transponder capacity on our satellites to our customers who use the capacity for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television, or DTH. The Loral Global Alliance currently has ten high-powered geosynchronous satellites in orbit: the seven satellite Telstar fleet and three Satmex satellites, with footprints covering almost all of the world's population.

          Broadband Data Services. Through Loral CyberStar and our 82% owned subsidiary CyberStar, L.P. ("CyberStar LP", and together with Loral CyberStar, the "Loral CyberStar Group"), we currently (i) deliver U.S.-based Internet content via satellite to more than 130 Internet Service Providers, or ISPs, in more than 32 foreign countries, which reach approximately seven million residential customers around the world, (ii) distribute high-speed data over private corporate very small aperture terminal, or VSAT, networks, which reach approximately 2.5 million corporate desktops around the world, and (iii) offer business television, or BTV, services by satellite to corporations. Our broadband strategy will build on these existing resources and will initially focus on two attractive opportunities for early market entry: consumer broadband services and streaming media services.

          Satellite Manufacturing and Technology. Space Systems/Loral, Inc. ("SS/L") is one of the world's leading manufacturers of satellites and space systems, providing its customers with a full suite of services, including: developing custom designs to meet their requirements, manufacturing and testing, and arranging for launch services and insurance.

          Global Mobile Telephone Service. We are the managing general partner and 40% owner of Globalstar, L.P. ("Globalstar"). Globalstar owns and operates a 52-satellite constellation, including four in-orbit spares, that forms the backbone of a global telecommunications network designed to serve virtually every populated area of the world. In the first quarter of 2000, the Globalstar system commenced operations, and as of February 29, 2000, there were 14 gateways available for service covering 78 countries. Billable service has commenced in 20 countries, including Austria, Argentina, Brazil, Canada, Greece, Italy, South Korea, Switzerland and the United States.

     Our strategy is to capitalize on our market position and advanced technologies to offer value-added satellite-based services as part of the evolving worldwide communications networks. Where appropriate, we seek to form strategic alliances with major telecommunications service providers and equipment manufacturers to enhance and expand our satellite-based service opportunities. For example, we are a partner in SkyBridge Limited Partnership ("SkyBridge"), a partnership led by Alcatel, that is building a low earth orbit satellite system for the delivery of broadband and multimedia services worldwide. We, together with partners, also act as the Globalstar service provider in Canada, Mexico, Brazil and Russia.

     Loral was incorporated on January 12, 1996 as a Bermuda exempt company and has its registered and principal executive offices at Cedar House, 41 Cedar Avenue, Hamilton, HM 12, Bermuda.

FIXED SATELLITE SERVICES

     Following our acquisition of the Loral Skynet business from AT&T in March 1997, we have rapidly established ourselves through a series of subsequent acquisitions and joint venture transactions as one of the world's leading providers of fixed satellite services. These satellites, which are known as GEO satellites, fly in geosynchronous earth orbit approximately 22,000 miles above the Equator. In this orbit, the satellites remain in a fixed position relative to points on the earth's surface. GEO satellites provide reliable, high bandwidth services anywhere in their coverage areas and therefore serve as the backbone for many forms of telecommunications.

     In the United States and other developed countries, customers lease transponder capacity primarily for distribution of network and cable television programming, for DTH video transmission and for live video feeds from breaking news and sporting events. In the developing world, a substantial portion of such capacity is dedicated to long-distance telephone service as well as television services. GEO satellites are increasingly used throughout the world for international Internet communications, high-speed data services for businesses through VSAT networks, and for distance learning and educational television.

  Loral Global Alliance

     Through the Loral Global Alliance, we offer our customers an integrated portfolio of satellite capacity that provides "one stop shopping" for local, regional and global GEO satellite services. The alliance, which consists of Loral Skynet, Loral CyberStar, Satmex and Europe*Star, currently has ten satellites in orbit with a total of 195 C-band and 297 Ku-band 36 MHz transponder-equivalents and a collective footprint covering almost all of the world's population. As of December 31, 1999, Loral Global Alliance backlog (including 100% of Satmex backlog) totaled $1.5 billion, comprised of leases with customers having an average term of approximately 4.5 years, utilizing approximately 268 36 MHz transponder-equivalents, with approximately 146 additional 36 MHz transponder-equivalents available for lease, excluding 21 36 MHz transponders not available due to previous sales or other events. Moreover, in January 2000, Telstar 12 commenced service with 57 36 MHz transponder-equivalents, of which 51 were available for lease. Discussions set forth in Part I regarding the number of transponders are in 36 MHz equivalents, unless otherwise noted.

     The Loral Global Alliance provides for cross-selling arrangements among the alliance members' respective sales forces and for cooperative marketing and promotional activities. We believe that these arrangements will enable the members of the alliance to compete more effectively in sales of communications satellite services worldwide. In addition, the alliance offers in-orbit backup capabilities for its members in regions where members' fleets have overlapping coverage.

  Loral Skynet

     Loral Skynet's core business is providing satellite capacity to support distribution of U.S. television network programming. The ABC, CBS and Fox television networks are its major customers. All ABC, CBS and Fox stations have their antennae pointed at Loral Skynet's satellites, creating a configuration known as a "neighborhood" that is attractive to other users requiring similar distribution channels. Other Loral Skynet customers include HBO, Disney, Time Warner and third-party resellers, such as sports syndicators and distance learning providers.

     Loral Skynet currently has four high power GEO satellites in operation. Telstar 4 was placed in service in November 1995 and has 24 C-band and 24 Ku-band transponders. Telstar 4 provides coverage over the continental United States, Hawaii, Puerto Rico and the U.S. Virgin Islands. Telstar 5, with 24 C-band and 24 Ku-band transponders, was built by SS/L and was placed into service on July 1, 1997. Telstar 5 provides coverage over the continental United States, Hawaii, Puerto Rico, the Caribbean and into Canada and portions of Latin America. As of December 31, 1999, Telstar 4 was operating at approximately 85% utilization and Telstar 5 was operating at approximately 77% utilization.

     Telstar 6, built by SS/L, was launched in February 1999 and commenced commercial operations in March 1999. Telstar 6 is a broadcast video and data communications satellite with 24 C-band and 24 Ku-band transponders. It provides coverage over the continental United States, Hawaii, Puerto Rico, the Caribbean and into Canada and portions of Latin America and as of December 31, 1999 was operating at approximately 52% utilization.

     Telstar 7, built by SS/L, was launched in September 1999 and commenced commercial operations in November 1999. Telstar 7 is a broadcast video and data communications satellite with 24 C-band and 24 Ku-band transponders. It provides coverage over the continental United States, Hawaii and Puerto Rico as well as parts of the Caribbean, Canada and Latin America and as of December 31, 1999 was operating at approximately 37% utilization.

  Loral CyberStar

     On March 20, 1998, we acquired Orion Network Systems, Inc., a rapidly growing provider of satellite-based communications services, which recently changed its name to Loral CyberStar, Inc. We completed our integration plan for Loral CyberStar and transferred management of Loral CyberStar's satellite capacity leasing and satellite operations to Loral Skynet, effective January 1, 1999.

     Loral CyberStar's leasing business currently provides satellite capacity for video distribution, satellite news gathering and other satellite services primarily to broadcasters, news organizations, telecommunications service providers and ISPs. Loral Cyberstar's customers include PSINet, HBO, Disney, Cable & Wireless and United Pan Europe Communications.

     Telstar 11 (formerly known as Orion 1), a high power satellite with 48 Ku-band transponders, commenced operations in January 1995, and provides coverage to 34 European countries, much of the United States and parts of Canada, Mexico and North Africa. As of December 31, 1999, Telstar 11 was operating at approximately 90% utilization.

     Telstar 12 (formerly known as Orion 2), a high power satellite with 57 Ku-band transponders, expands Loral CyberStar's European coverage and extends coverage to portions of the former Soviet Union, Latin America, the Middle East and South Africa. Telstar 12 was launched in October 1999 into 15 degrees W.L. and commenced operations in January 2000. Although Telstar 12 was originally intended to operate at 12 degrees W.L., Loral Cyberstar reached an agreement with Eutelsat to operate Telstar 12 at 15 degrees W.L. while Eutelsat continued to develop its services at 12.5 degrees W.L. Eutelsat has in turn agreed not to use its 14.8 degrees W.L. orbital slot and to assert its priority rights at such location on Loral CyberStar's behalf. As part of this coordination effort, Loral CyberStar agreed to provide to Eutelsat four 54 MHz transponders on Telstar 12 for the life of the satellite. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, Loral continues to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees W.L. If these discussions are not successful, Telstar 12's useable capacity may be reduced.

     To replace Orion 3, on September 28, 1999, Loral CyberStar purchased from APT Satellite Company Limited ("APT") all transponder capacity (except for one C-band transponder retained by APT) and existing customer leases on the Apstar IIR satellite for approximately $273 million. Insurance proceeds from the May 4, 1999 launch failure of the Orion 3 satellite were used to fund the initial payments and for a significant portion of the last installment of approximately $182 million in March 2000.

     Apstar IIR, which was manufactured by SS/L, was launched in October 1997 and has an estimated remaining useful life of approximately 13 years. Loral CyberStar has full use of 27 C-band and 24 Ku-band transponders aboard Apstar IIR for the remaining life of the satellite. Located at 76.5 degrees E.L., Apstar IIR covers a region that includes Asia, Europe, Africa and Australia, which represents over 75% of the world's population. Under the purchase agreement, Loral CyberStar will also have the option to lease replacement satellites from APT upon the end of life of Apstar IIR. In November 1999, the satellite was renamed Telstar 10/Apstar IIR. As of December 31, 1999, Telstar 10/Apstar IIR was operating at approximately 44% utilization.

  Satmex

     In December 1997, a joint venture in which we hold a 65% economic interest completed the acquisition from the Mexican government of a 75% interest in Satmex. Satmex, which owns and operates three GEO communications satellites, is currently the dominant satellite communications company providing fixed satellite services in Mexico, and intends to expand its services to become a leading provider of satellite services throughout Latin America.

     Satmex provides satellite transmission capacity to broadcasting customers for network and cable television programming, DTH service and on-site transmission of live news reports, sporting events and other video feeds. Satmex also provides satellite transmission capacity to telecommunications service providers for public telephone networks in Mexico and elsewhere and to corporate customers for their private business networks for data, voice and video applications. Satmex has landing rights to provide broadcasting and telecommunications transmission capacity in Mexico, the United States, Canada and 23 nations and territories in the Latin American region. Satmex's broadcasting customers include Televisa and Television Azteca, and its telecommunications services customers include Telmex, Bell South and Interpacket.

     Satmex's satellites, Solidaridad 1, Solidaridad 2 and Satmex 5, have utilization rates as of December 31, 1999 of approximately 47%, 81% and 74%, respectively. These satellites have a total of 144 transponders operating in C- and Ku-bands, with an aggregate footprint covering substantially all of the continental United States and the Caribbean as well as all of Latin America, other than certain regions in Brazil. We believe that this capacity is one of the largest blocks of satellite capacity dedicated primarily to the Latin American region. Satmex holds 20-year concession titles to operate in these three orbital locations, each of which will expire on October 22, 2017. The concession titles are renewable thereafter, subject to certain conditions, for an additional 20-year term without additional payment. In addition, Satmex operates two satellite control centers.

     During 1999, Loral Skynet purchased three Ku-band transponders on the Satmex 5 satellite from Satmex for $25.5 million.

  Europe*Star

     In December 1998, we finalized our strategic partnership with Alcatel to jointly build and operate Europe*Star, a geostationary satellite system to be marketed as part of the Loral Global Alliance. Alcatel serves as the primary contractor while SS/L is providing the satellite bus and will test and integrate the satellites. Europe*Star, in which we own a 47% interest, will provide broadcast and telecommunications services via two high power all Ku-band satellites, which are expected to be launched in 2000 and 2002, respectively. Europe*Star intends to provide satellite services to Europe, Southeast Asia, the Middle East, South Africa and India.

     Total revenues for the fixed satellite services segment, including intercompany and affiliate sales, were $342 million, $254 million and $83 million for the years ended December 31, 1999, 1998 and 1997, respectively. The segment's intercompany sales were $11 million in 1999, $5 million in 1998 and $1 million in 1997. Affiliate sales for Satmex were $136 million in 1999 (including approximately $28 million to Loral companies), $105 million in 1998 and $13 million in 1997. The segment had EBITDA of $193 million, $171 million and $52 million for the years ended December 31, 1999, 1998 and 1997, respectively. Total assets for the segment were $3.9 billion, $3.4 billion and $1.8 billion as of December 31, 1999, 1998 and 1997, respectively.

     As of December 31, 1999 and 1998, funded backlog for the segment was $1.5 billion and $746 million, respectively, including intercompany backlog of $3 million in 1999 and $6 million in 1998 and affiliate backlog for Satmex of $364 million in 1999 and $133 million in 1998. Approximately $340 million of the segment's 1999 external funded backlog is expected to be realized in 2000.

BROADBAND DATA SERVICES

     Through the Loral CyberStar Group we distribute multimedia (video, data and voice) and deliver Internet access and services to businesses and ISPs. Currently, we:

     - deliver U.S.-based Internet content via satellite to more than 130 ISPs in more than 32 foreign countries, which reach approximately seven million residential customers around the world;

     - distribute high-speed data over private corporate VSAT networks which currently reach approximately two-and-a-half million corporate desktops around the world; and

     - offer business television services by satellite to corporations for the delivery of teleconferences, distance learning and training, and special events.

     Satellite-based broadband delivery systems have a number of favorable technical characteristics, including point-to-multipoint broadcasting capability, geographic ubiquity, rapid deployment, high capacity and low cost. We believe that these characteristics will be of increasing importance in the near future as broadband Internet access becomes an increasingly universal requirement and Internet content continues to become richer and more complex, particularly in the most popular sites.

     Our broadband strategy will combine our existing resources and current business base with existing fiber-based terrestrial networks, new technologies and the resources of strategic partners to address both the expanding market for today's broadband services and to become a leading medium for delivery of even richer Internet content in the future. Our existing resources include: a current customer base of 130 ISPs and 250 enterprise customers; proprietary software for satellite delivery of large, complex files to multiple locations; satellite systems expertise; access to our GEO constellation and orbital slots around the world; access to fiber networks and Internet backbone entry (peering) points; network operating centers; alliances with high-technology providers; and a global sales force.

     We have identified two attractive opportunities for early market entry: consumer broadband services and streaming media services.

Consumer Broadband Services

     We plan to serve the growing consumer broadband services market, initially in North America, with an affordable, ubiquitous, two-way, high-speed Internet access service employing a hybrid satellite/fiber network. When fully deployed, this network will be capable of serving at least ten million homes and small businesses.

     The network will offer point-to-point downlink data rates of 1.5 megabits per second and uplink data rates of 128 kilobits per second. In addition, the system will offer streaming multimedia in multicast mode at speeds of up to 30 megabits per second. The user will have access to stored or live multicasts and both real-time and non-real-time streaming services. The network will use four closely-located satellites that customers can access through a single compact satellite dish: Ku-band satellites for multicasting and Ka-band satellites with multiple spot beams for delivery of two-way point to point services.

     Because this high-capacity system can be rapidly deployed and will be available anywhere in the satellites' broad coverage area, end-users not served by digital subscriber lines, or DSL, or cable modems will be an important market. And because of the system's multimedia multicasting and competitive pricing, we expect to compete effectively in areas served by these terrestrial services as well.

     We intend to serve as the "wholesaler" of this connectivity service. We anticipate that our customers (ISPs, cable companies and telephone companies) will market and sell the service to their customers as a high-value extra feature in their own portfolio of services, emphasizing its "always-on" high-speed connectivity and multimedia multicasting capabilities. We believe our network will be attractive to our reseller customers because it provides an immediate national presence and preserves their ability to collect consumer viewing-habit information.

     The network will eventually consist of four satellites and fourteen gateways linked by fiber to the Internet backbone, all controlled by a fully backed-up network operations center. The consumer premises equipment will consist of a set-top box with up to 30 gigabytes of storage connected to a single small satellite dish capable of seeing our four closely located broadband satellites. We are currently in discussions with several strategic partners who would participate in the development of the ground system and customer premises equipment for the delivery of this service. We will serve as the system integrator and principal owner and manager of this business, as we do for Globalstar.

     We plan to use Ku-band transponders on two satellites in Loral's current fleet, Telstar 4 and Telstar 6, along with our existing gateway and Internet peering site at Mount Jackson, Virginia, for the initiation of this two-way broadband service in early 2001. Two high-powered Ka-band satellites, each with 48 spot beams, are under construction at SS/L. They are scheduled to be launched in 2002 and 2003, expanding coverage to the entire Western Hemisphere.

     We currently estimate that the required investment for the consumer broadband services business in North America will be approximately $3 billion, with the services implemented and the associated investments made in several phases.

Streaming Media Services

     We believe that streaming media -- the continuous distribution of rich video content -- will be an increasingly important component of total Internet traffic in the future, fueling end-user demand for faster delivery than the traditional architecture of the Internet will allow. In the workplace, these technologies will support more sophisticated work processes and greater productivity, and will be important components of on-line advertising, content and e-commerce. We plan to focus our marketing efforts initially on our existing base of ISP and corporate customers.

     We intend to exploit the technical advantages of satellites to deliver streaming media services more effectively than terrestrial alternatives. Instead of flooding the Internet with multiple point-to-point transmissions of these massive files, our system will move content directly from its source via satellite to multiple servers located at the "edge of the net," near the end user. This should eliminate bottlenecks, improve quality, lower cost and expand content choices and applications. We will be able to deliver content either as a constant stream or to cache servers in ISP or enterprise facilities for distribution as requested by the end-user.

     We intend to enter three streaming media business segments:

     - IP Transport Service to the Edge of the Net: Content and applications service providers with their own encoding capabilities will be able to use our network to update their servers at the edge of the Net and reach "new media" viewers with their product offerings more efficiently.

     - Content Aggregation Services: For customers who wish to outsource more of the streaming media distribution process, we will receive and store customer's content on our own servers at our satellite uplink facilities, encode the content into digital format, schedule and monitor transmission and provide customer care. This service will allow customers to distribute their customized broadband applications and content (particularly video) throughout the network to lower the cost and improve the speed and quality of delivery to the end-user.

     - Business Portal Service: We plan to offer enterprise customers a library of selected business-related content and applications (training, corporate communications, etc.), accessed through a single Internet site. We expect that this portal will derive revenue not only from hosting the video content, but also from advertising, e-commerce, subscriptions and pay-per-view services.

     We currently estimate the required investment for the streaming media services business at approximately $500 million.

     We expect to use strategic alliances to enhance the establishment and prospects of both our planned consumer broadband and streaming media businesses. We have extensive experience in forming technical and marketing partnerships, as we did with Globalstar. We have several partnerships with Alcatel, a leading provider of telecommunications services and technology, including DSL (digital subscriber lines), and owner of approximately 18% of CyberStar LP. During 1999, we formed several significant alliances with high-technology companies to offer services that increase high-speed, uninterrupted access to the Internet and improve the efficiency of delivering multimedia products and services to corporations, broadcasters, content developers, ISPs and other enterprises. Among the most recently formed alliances are: an agreement to provide PSINet with a high-speed, satellite-based Internet link into South America; a trial with RealNetworks to offer satellite-based audio/video streaming media service to European ISP customers; and a joint marketing agreement with Akamai to improve delivery of web content to ISPs worldwide.

     On July 31, 1999, CyberStar LP acquired Global Access Services ("Global Access"), a business television unit of Williams Communications, Inc. for approximately $11 million in cash. Global Access provides business television, video conferencing and other communication services to companies in various parts of the world including Europe, South America, Asia and the Americas, through networks operated in Singapore, Dallas, London and Johannesburg.

     In December 1999, the Brazilian government awarded Loral CyberStar a license to deliver domestic and international data communications services in Brazil. Under this license -- one of the first to be awarded to a foreign company under the country's recent market-opening regulations -- Loral CyberStar can provide the Brazilian and the international business community with broadband data services capable of delivering content directly to the user's desktop, as well as a network infrastructure for advanced telecommunications services.

     Total revenues for the broadband data services segment were $85 million and $40 million for the years ended December 31, 1999 and 1998, respectively. EBITDA before development costs for the segment were losses of $8 million and $13 million in 1999 and 1998, respectively. Total development and start-up costs for Cyberstar LP were $27 million, $33 million and $33 million for 1999, 1998 and 1997, respectively. Total assets for the segment were $114 million, $153 million and $25 million as of December 31, 1999, 1998 and 1997, respectively.

     As of December 31, 1999 and 1998, funded backlog for the segment was $236 million and $147 million, respectively, which was all from external sources. Approximately $85 million of 1999 external funded backlog is expected to be realized in 2000.

SATELLITE MANUFACTURING AND TECHNOLOGY

     SS/L is a worldwide leader in the design, manufacture and integration of satellites and space systems. SS/L draws on its 40-year history, during which satellites manufactured by SS/L have achieved more than 700 years of cumulative on-orbit experience. SS/L also provides Loral with visibility into emerging and new satellite-based technologies and applications. SS/L manufactures satellites that provide telecommunications, weather forecasting and broadcast services. SS/L is the leading supplier of satellites to Intelsat, an international consortium of 135 member nations which is currently the world's largest operator of commercial communications satellites. Other customers include EchoStar, TCI, Globalstar, Loral Skynet, Sirius Satellite Radio (formerly known as CD Radio) and Cable & Wireless Optus of Australia.

     As one of the premier providers of satellites and other space systems, SS/L competes principally on the basis of technical excellence, a long record of reliable performance, competitive pricing and on-orbit delivery packages. We believe that SS/L's advanced manufacturing and testing facilities and long-term customer relationships have enabled SS/L to compete effectively in the commercial space systems marketplace.

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

     SS/L is actively pursuing research and development projects for both communications payload equipment and supporting bus elements. SS/L recently announced that it will be developing new satellites that will be 40% more powerful than its existing satellites, significantly increasing both communications capacity and service quality.

     SS/L, Alcatel Space Industries and Finmeccanica S.p.A. have generally agreed to operate as a team on satellite programs worldwide. We believe that this strategic alliance has enhanced SS/L's technological and manufacturing capabilities and marketing resources and affords it improved access to international government and commercial customers.

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

     Total revenues for the satellite manufacturing and technology segment, including intercompany sales, were $1.4 billion for each of the years ended December 31, 1999, 1998 and 1997, respectively. The segment's intercompany sales were $255 million in 1999, $272 million in 1998 and $199 million in 1997. The segment had EBITDA of $146 million in 1999 before a $44 million charge, and $118 million and $111 million in 1998 and 1997, respectively. The $44 million charge pertains to an agreement reached with ChinaSat to extend the delivery date of a satellite and other contract modifications, in return for two 36 MHz and one 54 MHz transponders on Telstar 10/Apstar IIR. After the charge, EBITDA for 1999 was $102 million. Total assets for the segment were $1.6 billion, $1.7 billion and $1.5 billion as of December 31, 1999, 1998 and 1997, respectively.

     As of December 31, 1999 and 1998, funded backlog for the segment was $1.3 billion and $1.5 billion, respectively, including intercompany backlog of $256 million in 1999 and $111 million in 1998. Approximately $800 million of the 1999 external funded backlog is expected to be realized in 2000. Revenues recorded under contracts with Globalstar were $360 million, $599 million and $408 million for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, sales to two other customers represented in excess of 10% of the Company's consolidated revenues in 1999 and 1998. For the years ended December 31, 1999, 1998 and 1997, the satellite manufacturing and technology segment expended $35 million, $35 million and $24 million for research and development projects, respectively.

GLOBAL MOBILE TELEPHONE SERVICE

     Globalstar owns and operates a 52-satellite constellation, including four in-orbit spares, that forms the backbone of a global telecommunications network designed to serve virtually every populated area of the world. Globalstar's network, which we refer to as the Globalstar system, uses Qualcomm's patented CDMA (code division multiple access) technology to provide high-quality mobile and fixed telephone service to customers who live, work or travel beyond the reach of adequately developed communications networks. Qualcomm has agreed that Globalstar will be the only provider of mobile satellite services to which it will license its patented CDMA technology.

     Globalstar's service provider partners, who are experienced telecommunications companies, are actively launching, or preparing to launch, service in key markets worldwide. Globalstar and its service provider partners have also begun intensive marketing campaigns and are adopting multifaceted, locally oriented marketing strategies to serve their markets. Under Globalstar's agreements with its service providers, these partners are the exclusive providers of Globalstar service within their assigned territory and will retain their exclusivity as long as they meet minimum performance goals. Under these agreements, Globalstar acts as a wholesaler of capacity on its space segment to its service providers. Globalstar has assigned the largest service territories to its founding strategic partners, including France Telecom, Vodafone AirTouch, ChinaSat, Elsacom and Dacom.

     In the first quarter of 2000, the Globalstar system commenced operations, and as of February 29, 2000, there were 14 gateways available for service covering 78 countries. By the end of 2000, we expect a total of 27 or more gateways to be available for service, covering approximately 131 countries.

     As of February 29, 2000, Globalstar service providers were providing billable service in 20 countries, including Austria, Argentina, Brazil, Canada, Greece, Italy, South Korea, Switzerland and the United States. By the end of 2000, service providers plan to have billable service available in a total of approximately 120 countries.

     The Globalstar system is designed to offer a cost-effective communications solution for areas underserved or unserved by existing telecommunications infrastructures. Globalstar mobile phones are simple to use -- just like ordinary cellular telephones -- and are among the smallest, lightest and least expensive satellite phones currently available. These phones are multimode, functioning as cellular phones where terrestrial cellular service is available and as satellite phones where cellular service is not available. Globalstar phones provide this multimode capability without separate modules or plug-ins. Globalstar pay phones and fixed wireless phones for business and residential use provide basic telephone service in rural villages and at remote industrial and residential sites.

     Globalstar phones have familiar features such as phone book, voicemail, short messaging service, and, in some service areas, call forwarding. Globalstar plans to introduce additional features this year, including data calls, Internet access through data packet switching, email and fax capability, caller ID and position location. Globalstar's utilization of Qualcomm's CDMA technology should enable it to swiftly adopt future improvements as this industry-leading wireless technology evolves. In addition, because the intelligence of the Globalstar system is located on the ground, future enhancements are easily implemented.

     Globalstar's full constellation has been launched and all satellites are performing normally. Based on Globalstar's experience to date, these satellites are now expected to have a useful life of 10 years, rather than the original expectation of 7 1/2 years. The Globalstar satellites use a simple, traditional "bent pipe" design, amplifying and reflecting received signals directly back to earth, with no intersatellite links. Gateways owned and operated by Globalstar service providers then connect customer calls through the existing public telephone network. As a result, the Globalstar system will complement and extend, rather than bypass, the existing telephone network infrastructure. Globalstar recently completed a period of intensive user trials in which over one million calls were placed under a variety of conditions, including simulations of full capacity utilization. Trial users rated call quality equal to, or better than, digital cellular connections.

     According to industry sources, more than 80% of the world's land mass is not covered by cellular service. Globalstar believes, based on market research, that its addressable market -- those who live, work or regularly travel to areas underserved or unserved by existing telecommunications infrastructure and who desire and have the ability to pay for telephone service such as that offered by Globalstar -- has approximately 40 million potential customers. Globalstar's first generation system is expected to have a system capacity of approximately seven million subscribers, less than one fifth of Globalstar's potential addressable market. In fact, because of the limited spectrum available for use by mobile satellite services like Globalstar, the combined capacity of Globalstar and the other existing and announced mobile satellite service systems are capable of serving only a portion of this market.

     Globalstar's original consortium of 12 leading international telecommunications service providers and manufacturers has grown into an international organization with marketing channels in 131 countries and agreements with over 220 local service providers. Globalstar-supported cooperative advertising is creating brand awareness globally and within selected market segments, while sales channels are focused both on the mass market and targeted market segments, including:

     - government, including police, emergency and military users;

     - commercial freight and fishing vessels, cruise ships and recreational boats;

     - truck drivers and business travelers;

     - the forestry, mining, oil and gas and other natural resource industries;

     - wilderness guides and outdoor enthusiasts;

     - agribusiness; and

     - utilities.

     Globalstar's service providers have an existing customer base of more than 100 million cellular customers from which they intend to identify for direct marketing efforts those who work in, or frequently travel to, or through, areas without cellular service.

     Globalstar expects to spend $325 million for the enhancement of its system software, for the eight spare satellites being constructed by SS/L, and for financing provided to Globalstar's service providers to assist in the purchase of gateways, fixed access terminals and handsets (of which $231 million is expected to be received from the service providers as repayment of such financing). In addition, cash interest, preferred dividends and operating costs are expected to be approximately $125 million per quarter in 2000. Globalstar raised $268.5 million through the sale of equity interests on February 1, 2000. Globalstar believes that its cash on hand ($329 million at February 29, 2000), available credit under its two bank facilities and vendor financing arrangements (approximately $425 million at February 29, 2000), service revenues and other anticipated cash inflows will be sufficient to cover its expected cash outflows provided that its $250 million credit facility is renegotiated. If Globalstar cannot renegotiate its $250 million credit facility, it believes it will be able to obtain additional funds. There can be no assurance, however, that such funds will be available on favorable terms or on a timely basis, if at all.

     The global mobile telephone service segment had development and start-up costs of $184 million, $145 million and $87 million for the years ended December 31, 1999, 1998 and 1997, respectively. Total assets for the segment were $3.8 billion, $2.7 billion and $2.1 billion as of December 31, 1999, 1998 and 1997, respectively.

                                   REGULATION

     As an operator of a privately-owned global satellite system, Loral is subject to: (i) the regulatory authority of the U.S. government; (ii) the regulatory authority of other countries in which Loral operates; (iii) the Intelsat consultation process; and (iv) the frequency coordination process of the International Telecommunications Union ("ITU").

U.S. REGULATION

     The ownership and operation of Loral's satellite systems in the U.S. is regulated by the Federal Communications Commission (the "FCC"). Loral is subject to the FCC's jurisdiction primarily for: (i) the licensing of satellites and earth stations; (ii) avoidance of interference with other radio stations; and
(iii) compliance with FCC rules governing U.S.-licensed satellite systems. Violations of the FCC's rules can result in various sanctions including fines, loss of authorizations, or the denial of new authorizations or renewal authorizations. Loral is not regulated as a common carrier and, therefore, is not subject to rate regulation or the obligation not to discriminate among customers. Loral must pay FCC filing fees in connection with its space station and earth station applications; must pay annual regulatory fees that are intended to defray the FCC's regulatory expenses; must file annual status reports with the FCC; and, to the extent Loral is deemed to be providing interstate/international telecommunications, must contribute to funds used to support universal service.

     Authorization to Launch and Operate Satellites. The FCC grants authorizations to satellite operators that meet its legal, technical and financial qualification requirements. The FCC often receives applications from multiple operators to operate a satellite at a given orbital slot. There can be no assurance that in the process of resolving such mutually exclusive applications, Loral's application will be granted. Under the FCC's financial qualification rules, an applicant must demonstrate that it has sufficient funds to construct, launch, and operate each requested satellite for one year. Most satellite authorizations also include specific construction and launch milestones which Loral must meet. Licenses are issued for an initial ten-year term and the FCC gives licensees an "expectancy" with respect to the replacement of their authorized satellites. At the end of a ten-year license term, a satellite that has not been replaced, or that has been relocated to another orbital location following its replacement, may be allowed to continue operations for a limited period of time pursuant to a grant of special temporary authority from the FCC. Such operations, however, are subject to certain restrictions.

     Loral has final FCC authorization for the following satellites which operate in the C-band, the Ku-band, or both bands: Telstar 4 at 89(LOGO) W.L., Telstar 5 at 97(LOGO) W.L., Telstar 6 at 93(LOGO) W.L., Telstar 7 at 129(LOGO) W.L., Telstar 8 at 77(LOGO) W.L., Telstar 9 at 69(LOGO) W.L., Telstar 11 at 37.5(LOGO) W.L. and Orion A at 47(LOGO) W.L. Certain of these authorizations are subject to pending petitions for reconsiderations submitted by third parties, which are still pending. The final FCC authorizations for certain of these satellites also do not cover certain design changes or milestone extension requests that are the subject of pending modification applications. Certain of these applications have been opposed by other satellite operators. There can be no assurance that such design changes or milestone extensions will be granted by the FCC. The failure to obtain a milestone extension could result in the loss of the related FCC authorization. If Loral is unable to obtain FCC approval to implement its requested technical modifications for any particular authorization, it will be obligated to operate the related satellite in accordance with the original authorization. Loral has special temporary authority to operate an additional satellite, Telstar 12, at 15(LOGO) W.L., pending FCC action on its request for final authority.

     In addition, Loral has final authorization to operate at the following orbital slots: Ka-band at 89(LOGO) W.L., 81(LOGO) W.L., 93(LOGO) W.L., 115(LOGO)
W. L., 78(LOGO) E.L. and 105.5(LOGO) E.L. and hybrid Ka/Ku-band at 47(LOGO) W.L. Loral has requested authority to implement inter-satellite links at all of these locations and has requested other technical modifications to certain of these authorizations. Certain applications to make this design modification and requests for milestones extensions to do so are pending before the FCC, which has not yet assigned the frequencies which will be used for inter-satellite links. Certain of these applications have been opposed by other satellite operators. There can be no assurance that the FCC will grant such modifications or milestone extensions.

     Loral also has conditional authorizations and applications pending before the FCC for other orbital locations. Under the FCC's rules, an applicant may commence satellite construction prior to receiving an authorization to launch and operate, although it must notify the FCC that it intends to commence construction. Any construction engaged in is at the applicant's own risk. While Loral therefore may proceed with the construction of planned satellites without prior FCC approval, it must accept the risk that the FCC may not grant the application, may not assign the satellite to its proposed orbital location, or otherwise may act in a manner that limits or eliminates some or all of the value of the construction previously done on the satellite.

     Scope of Services Authorized. In 1996, the FCC largely eliminated the regulatory distinction between U.S. domestic satellites and U.S.-licensed international satellites. As a result, each of Loral's satellites may be used, to the extent technically feasible, to provide both U.S. domestic and international services.

     Coordination Requirements. The FCC requires applicants to demonstrate that their proposed satellites would be compatible with the operations of adjacent satellites. The FCC requires adjacent satellite operators to coordinate with one another to minimize frequency conflicts. The FCC reserves the right to require that an FCC licensed satellite be relocated to a different orbital location if it determines that such a change is in the public interest. The FCC might exercise this authority in instances where operators are unable to coordinate with each other.

REGULATION BY NON-U.S. NATIONAL TELECOMMUNICATIONS AUTHORITIES

     Foreign laws and regulatory practices governing the provision of satellite services to licensed entities and directly to end users vary substantially from country to country. Some countries may require Loral to confirm that it has successfully completed technical consultation with Intelsat before providing services on a given satellite. See "-- Intelsat Consultation." In addition, Loral may be subject to communications and/or broadcasting laws with respect to its provision of international satellite services, which vary from country to country.

     Many countries have liberalized their regulations to permit entities to seek licenses to provide voice, data or video services. This trend should accelerate with the commitments by many World Trade Organization ("WTO") members, in the context of the WTO Agreement on Basic Telecommunications Services, to open their satellite markets to competition. Other countries, however, have maintained strict monopoly regimes. In such markets, the provision of service from Loral and other U.S.-licensed satellites may be more complicated.

     In addition to the orbital slots licensed by the FCC, Loral has been assigned orbital slots by certain other countries. For example, Loral has been authorized to use numerous Ku and Ka orbital slots by the Papua New Guinea government. In March 1999, the Brazilian telecommunications authority announced that Loral Skynet do Brasil had won Brazil's auction for its 63(LOGO) W.L. Ku-band orbital slot. Loral operates capacity on the Telstar 10/Apstar IIR C/Ku-band satellite licensed by China and located at 76.5(LOGO)E.L. Satmex, of which Loral owns 49%, is licensed by Mexico to operate the C/Ku-band satellites Solidaridad 1 at 109.2(LOGO)W.L., Solidaridad 2 at 113.0(LOGO) W.L., and Satmex 5 at 116.8(LOGO) W.L. Europe*Star, of which Loral owns 47%, is licensed by Germany to operate a Ka-band satellite at 45(LOGO) E.L.

     Loral's ability to provide satellite service in a particular country or region is subject to the technical constraints of its satellites, international coordination, local regulatory approval and any limitation as to the scope of the approval so obtained.

     Intelsat Consultation. In connection with its international satellite services, Loral must currently complete a consultation process with Intelsat under Article XIV of the Intelsat Agreement to ensure technical compatibility of Loral's facilities and their operation with the spectrum and orbital locations of existing or planned Intelsat satellites. This process, however, may be eliminated as a result of the privatization of Intelsat.

     The ITU Frequency Coordination Process. All satellite systems are subject to ITU frequency coordination requirements and must obtain appropriate authority to provide service in a given territory. The result of the required international coordination process may limit the extent to which all or some portion of a particular authorized orbital slot may be used for commercial operations, with a corresponding impact on the useable capacity of a satellite at that location. In addition, the result of the process by which satellite systems must seek authorization to provide service in a given territory may limit the extent to which such service may be provided from a given orbital location.

     All of the registrations for Loral's satellites are or will be subject to the ITU coordination process. Only national governments file required coordination documents at the ITU. These documents are used by Loral and other satellite operators as a basis for coordination of satellite systems. There may be more than one ITU filing submitted for any particular orbital slot, or an orbital slot adjacent thereto, thus requiring coordination between or among the affected operators. The results of this coordination process may impose technical constraints on Loral's ability to operate its satellites at a given orbital location, if at all. Loral cannot guarantee successful frequency coordination for its satellites. See "Certain Factors That May Affect Future Results -- Our business is regulated, causing uncertainty and additional costs."

GLOBALSTAR SYSTEM

     The Globalstar system requires regulatory authorization for two pairs of frequencies: user links (from the user to the satellites and vice versa) and feeder links (from the gateways to the satellites and vice versa). In January 1995, the FCC granted authority for the construction, launch and operation of the Globalstar system and assigned spectrum for its user links. A modification of this authorization in November 1996 assigned feeder link frequencies. This license is held by L/Q Licensee, a subsidiary of Loral/Qualcomm Partnership, L.P., which has agreed to use the FCC license exclusively for Globalstar's benefit. The FCC license grants authority to construct, launch and operate the Globalstar system with user links in the 1.6 and 2.4 GHz bands, consistent with the United States band plan for Mobile Satellite Services Above 1 GHz Systems, and feeder link frequencies in the 5 and 7 GHz bands. These feeder link frequencies were allocated internationally at the 1995 World Radiocommunication Conference, and the FCC assigned them for use by Globalstar in the United States in accordance with this international allocation. However, use of the feeder link frequencies remains subject to applicable restrictions, which may be promulgated in an FCC proceeding to adopt the international allocations into the U.S. Table of Frequency Allocations. The FCC initiated such a proceeding on August 4, 1998.

     The operation of Globalstar in the assigned user links and feeder links must be coordinated with licensees of other existing radio services operating in these bands in accordance with FCC and international rules and policies. Such coordination may adversely affect the usefulness of the frequencies for Globalstar's operations.

     The FCC license only authorizes the construction, launch and operation of Globalstar's satellite constellation. Separate authorizations must be obtained from the FCC for operation of gateways and Globalstar phones in the United States. Globalstar's U.S. service provider has received a license for the U.S. gateway, and its application for a license for Globalstar phones has been granted, although a petition for reconsideration remains pending. One of Globalstar's three manufacturers has obtained equipment authorization from the FCC for the Globalstar phones.

     Even though the Globalstar system is licensed to operate in the United States by the FCC, in order to provide service in other countries, Globalstar or its service providers must obtain the required regulatory authorizations in those countries. There can be no assurance that the required authorizations will be obtained in every country in which Globalstar proposes to operate or that they will be obtained in a timely manner, or that, if granted, they will authorize service on the same terms as the U.S. license.

EXPORT REGULATION

     Exports from the United States of commercial communication satellites, and certain related items, technical data and services, are subject to United States export control laws and regulations. These export control laws and regulations affect the export of satellites and certain related items, technical data and services to foreign launch providers, insurers, customers, potential customers and business partners, as well as to foreign Loral employees, foreign regulatory bodies, foreign national telecommunications authorities and to foreign persons generally. Commercial communications satellites and certain related items, technical data and services have been added to the United States Munitions List and export jurisdiction over these satellites and certain related items, technical data and services has been transferred to the U.S. Department of State and made subject to the Arms Export Control Act and the International Traffic in Arms Regulations. Other items, technical data and services exported by Loral remain subject to the export jurisdiction of the U.S. Department of Commerce, pursuant to the Export Administration Act and the Export Administration Regulations.

     U.S. Government licenses or other approvals generally must be applied for by Loral and obtained before such exports are made. There can be no assurance that such licenses or approvals will be granted. Also, licenses or approvals may be granted with limitations, provisos or other requirements imposed by the U.S. Government as a condition of approval, which may affect the scope of permissible activity under the license or approval. U.S. Government approval may be required before such satellites and related items, technical data and services are re-exported or transferred from one foreign person to another foreign person. There can be no assurance that such approvals will be granted. Also, such approvals may be granted subject to limitations, provisos or other requirements imposed by the U.S. Government as a condition of approval, which may affect the scope of permissible activity under the license or approval. See "Certain Factors That May Affect Future Results -- We are subject to export controls, which may result in delays, unforeseen additional costs and uncertainties in certain markets."

                         PATENTS AND PROPRIETARY RIGHTS

     SS/L relies, in part, on patents, trade secrets and know-how to develop and maintain its competitive position. It holds 163 patents in the United States and 266 patents abroad and has applications for 84 patents pending in the United States and 269 patents pending abroad. SS/L patents include those relating to communications, station keeping, power control systems, antennae, filters and oscillators, phase arrays and thermal control as well as assembly and inspections technology. The SS/L patents that are currently in force expire between 2000 and 2018.

     In connection with the Globalstar system, Globalstar's design and development efforts have yielded 26 patents issued and 32 patents pending in the United States, as well as 22 patents issued and 142 patents pending internationally for various aspects of communications satellite system design and implementation of CDMA technology relating to the Globalstar system. Qualcomm has obtained more than 300 issued patents and has more than 800 patents pending in the United States applicable to Qualcomm's implementation of CDMA. The issued patents cover, among other things, Globalstar's process of combining signals received from multiple satellites to improve the signal received and minimize call fading.

     Loral CyberStar and CyberStar LP have two and one patents in the United States, respectively. In addition, Loral CyberStar, Loral SpaceCom Corporation and CyberStar LP have one, three and 17 patents pending in the United States, respectively, and one, 11 and eight patents pending abroad, respectively.

     There can be no assurance that any of the pending patent applications by the Company or Globalstar will be issued. Moreover, because the U.S. patent application process is confidential, there can be no assurance that third parties, including competitors, do not have patents pending that could result in issued patents which the Company or Globalstar would infringe. In such an event, the Company or Globalstar could be required to pay royalties to obtain a license, which could increase costs.

                               FOREIGN OPERATIONS

     Sales to foreign customers, primarily in Europe and Asia, represented 14%, 16% and 30% of the Company's consolidated revenues for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, 1998 and 1997, the Company had substantially all of its long-lived assets located in the United States with the exception of the in-orbit satellites. See "Certain Factors that May Affect Future Results -- We face risks in conducting business internationally" for a discussion of the risks related to operating internationally.

                                   EMPLOYEES

     As of December 31, 1999, the Company had approximately 4,000 full-time employees (including approximately 560 employees of Globalstar and Satmex), some of whom are subject to collective bargaining agreements.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. They can be identified by the use of forward-looking words such as "believes", "expects", "plans", "may", "will", "would", "could", "should", "anticipates", "estimates", "project", "intend", or "outlook" or their negatives or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements may be included in, but are not limited to, various filings made by us with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer. We warn you that forward-looking statements are only predictions. Actual events or results may differ materially as a result of risks that we face, including those presented below. The following are representative of factors that could affect the outcome of the forward-looking statements.

     WE HAVE SUBSTANTIAL DEBT AND GUARANTEE OBLIGATIONS.

     We and our subsidiaries and operating affiliates have a significant amount of outstanding debt and guarantee obligations. As of December 31, 1999:

     - Our consolidated total debt was $2.0 billion, of which $1.0 billion was recourse to the Loral parent company or our principal operating subsidiary, Loral SpaceCom Corporation.

     - Our unconsolidated affiliate, Globalstar, had $1.45 billion principal amount of senior notes outstanding, $400 million of term loans outstanding under its $500 million credit facility and vendor financing of $394 million, of which $282 million was provided by SS/L. Two of our subsidiaries have guaranteed Globalstar's obligations under its $500 million credit facility and secured their guarantees by a pledge of their stock, the Telstar 6 and Telstar 7 satellites and certain other assets. SS/L has guaranteed $11.7 million under Globalstar's $250 million credit facility, and Loral has agreed to reimburse Lockheed Martin Corporation up to $56 million if Lockheed Martin is required to fund its guarantee of that credit facility, which is currently undrawn.

     - Satmex, our 49%-owned Mexico affiliate, had total debt of $588 million. We have agreed to maintain certain assets in a trust to collateralize an obligation of Servicios Corporativos Satelitales, S.A. de C.V., the parent company of Satmex, in which we have a 65% interest. This obligation has an initial face amount of $125 million which accretes at 6.03% over a seven-year period, expiring in December 2004.

     We intend to use our available cash ($240 million at December 31, 1999) and the net proceeds from our February 2000 offering of preferred stock to help pay for the growth and operation of our businesses. If any of our subsidiaries or affiliates finds itself faced with an imminent default, we may be faced with a choice between providing additional support to that company or accepting the loss of some or all of our equity investment.

    THE ABILITY OF OUR SUBSIDIARIES AND AFFILIATES TO PAY DIVIDENDS TO US OR OTHERWISE SUPPORT OUR OBLIGATIONS IS LIMITED BY THE TERMS OF THEIR DEBT INSTRUMENTS.

     For example, under the terms of Loral SpaceCom Corporation's credit facility, it may pay dividends to us only if cumulative dividend payments do not exceed 50% of its cumulative consolidated net income and the ratio of its funded debt to EBITDA is less than 3.0 to 1.0. Loral SpaceCom Corporation's ability to repay cash advances made to it by its parent is also limited to $70 million and is further subject to there being at least $700 million in shareholders' equity.

    OUR CONSUMER BROADBAND AND STREAMING MEDIA STRATEGIES ARE SUBJECT TO SUBSTANTIAL FINANCING AND EXECUTION RISKS.

     We have recently announced our consumer broadband and streaming media strategies and are only now taking steps toward their implementation. Although we estimate that these projects will require an investment of approximately $3.5 billion, these projected costs are not based on bids from third parties, but rather on our own experience and estimates, so the actual cost could be considerably more. We do not have sufficient funds on hand to finance our anticipated share of these costs. We expect third party strategic partners to bear a significant portion of these costs and to provide critical resources such as access to technology, content and customers, but we have no firm commitments from any prospective strategic partners at this time.

     We will face significant competition in both these businesses from terrestrial fiber optic, digital subscriber lines, or DSL, and broadband wireless ISPs, as well as from competing broadband satellite service providers. Competing satellite services providers will include Hughes Network Systems, in which America Online, the nation's largest ISP, has made a $1.5 billion investment in connection with a strategic alliance. We expect to compete with Hughes and other satellite-based broadband data services providers not only for customers but also for relationships with key content and equipment providers and marketing partners and for access to the capital markets.

     The streaming and multicast media services we plan to offer are new, and our predictions of rising demand for, and our manner of delivering, these services may be inaccurate. Moreover, our business plan depends on the development and volume production of low-cost customer premises equipment, and this might not occur.

    THE GLOBALSTAR SYSTEM HAS JUST COMMENCED OPERATIONS AND WE CANNOT PREDICT CUSTOMER DEMAND FOR THE SERVICE.

     Since telephone systems using low-earth orbit satellites are a new commercial technology, we cannot predict demand for Globalstar's service. The first company to launch service in this industry, Iridium L.L.C., filed for bankruptcy in August 1999. More recently, Iridium announced that it was terminating commercial service on March 17, 2000 and that it was commencing the process of liquidating its assets. If Globalstar fails to generate sufficient cash flow from operations through the marketing efforts of its service providers, it will be unable to fund its operating costs or service its debt.

    GLOBALSTAR DEPENDS ON SERVICE PROVIDERS TO MARKET ITS SERVICE AND IMPLEMENT IMPORTANT PARTS OF ITS SYSTEM AND ON OTHER THIRD PARTIES TO COMPLETE ITS SYSTEM.

     Globalstar depends on independent service providers to supply ground equipment and user terminals and to market Globalstar service in each country where it plans to operate, and we cannot be sure that these service providers will be successful. We expect that these service providers will operate in 125 countries, many of which have developing economies. Globalstar's strategy of focusing on areas that lack basic telephone service exposes it to the risk that customers in these countries will not be able to afford the service.

     Globalstar currently has no service provider for several important regions and countries, including India, Malaysia, Indonesia, the Philippines and other parts of Southeast Asia. If Globalstar cannot enlist suitable service providers in these territories, it will not be able to offer service in those areas.

     Globalstar service providers could fail to obtain local partners; to acquire, install or adequately maintain and operate the Globalstar gateways; or to obtain the regulatory licenses needed for service in their countries. If Globalstar is unable to offer service in any particular region or country, it will not benefit from the potential demand in that region or country.

    IF OUR BUSINESS PLAN DOES NOT SUCCEED, OUR OPERATIONS MIGHT NOT GENERATE ENOUGH CASH TO PAY OUR OBLIGATIONS.

     For the year ended December 31, 1999, we had a deficiency of earnings to cover fixed charges of $192 million. In addition to our debt service requirements, our core businesses are capital intensive and need substantial investment before returns on investment can be realized. For example, construction of satellites to expand our fixed satellite services business and to implement our broadband data services business will require us to make significant expenditures. Loral CyberStar also anticipates that it will have additional funding requirements in excess of cash from operations to fund the purchase of VSATs, other capital expenditures, senior note interest payments and other operating needs, which it will need to secure from us or externally. We are subject to substantial financial risks from possible delays or reductions in revenue, unforeseen capital needs or unforeseen expenses. Our ability to meet our obligations and execute our business plan could depend upon our ability, and that of our operating subsidiaries and affiliates, to raise cash in the capital markets. We cannot be certain that this source of cash will be available in the future on favorable terms, if at all.

    LAUNCH FAILURES HAVE DELAYED SOME OF OUR OPERATIONS IN THE PAST AND MAY DO SO AGAIN IN THE FUTURE.

     We depend on third parties, in the United States and abroad, to launch our satellites. Satellite launches are risky, and launch attempts have ended in failure. We ordinarily insure against launch failures, but at considerable cost. The cost and the availability of insurance vary depending on market conditions and the launch vehicle used. Our insurance typically does not cover business interruption, and so launch failures result in uninsured economic losses. Replacement of a lost satellite typically requires up to 18 months from the time a contract is executed until the launch date of the replacement satellite.

     On May 4, 1999, the Orion 3 broadcast communications satellite was placed into a lower-than-expected orbit after its launch on a Boeing Delta III rocket. According to Boeing, the Delta III rocket apparently failed to complete its second stage burn, and, as a result, the satellite, manufactured by Hughes Space and Communications Corporation, achieved an orbit well below the planned final altitude. As a result, the satellite cannot be used for its intended purpose. This loss resulted in Loral CyberStar having to refund approximately $34 million to DACOM Corporation, representing the amount of the prepayments made by DACOM towards its purchase of eight transponders on Orion 3.

     In September 1998, a malfunction of a Zenit 2 rocket resulted in the loss of 12 Globalstar satellites shortly after lift-off from Kazakhstan and resulted in a significant delay in Globalstar's program schedule.

    AFTER LAUNCH, OUR SATELLITES REMAIN VULNERABLE TO IN-ORBIT FAILURE, WHICH MAY RESULT IN UNINSURED LOSSES.

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

     - fuel consumption;

     - the quality of construction;

     - gradual degradation of solar panels; and

     - the durability of components.

     Although some failures may be covered in part by insurance, they may result in uninsured losses as well. For example, when Loral Skynet experienced the total loss of two satellites in 1994 and 1997 while under AT&T's ownership, it suffered a substantial drop in its profits due to the loss of these revenue producing assets. Moreover, because Globalstar has a large constellation and will have a number of spare satellites, Globalstar currently does not intend to insure its satellites against in-orbit failures.

     Some of the satellites we currently have in-orbit have experienced operational problems:

     - In November 1995, a component on Telstar 11 malfunctioned, resulting in a two-hour service interruption. Full service was restored using a back-up component. If the back-up component fails, Telstar 11 would lose a significant amount of usable capacity.

     - On April 28, 1999, Satmex's Solidaridad 1 satellite experienced a loss of its primary satellite control processor. Service was restored after 14 hours, using the backup satellite control processor. Failure of the backup satellite control processor would result in the loss of Solidaridad 1, which would be fully covered by insurance.

     A loss of transponders on a satellite can also adversely affect us. Prior to its acquisition by us, Loral Skynet sold several transponders outright to customers. Under the terms of the sales contracts, Loral Skynet continues to operate the satellites on which the transponders are located and provides a warranty for a period of 10 to 14 years. Depending on the contract, Loral Skynet may be required to replace any transponders failing to meet operating specifications. All customers are entitled to a refund equal to the reimbursement value in the event there is no replacement. The reimbursement value is determined based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period.

    WE DEPEND HEAVILY ON SPACE SYSTEMS/LORAL FOR A LARGE PORTION OF REVENUE AND OPERATING INCOME.

     SS/L generates a significant part of our revenue and operating income. SS/L, in turn, has historically derived a large part of its revenue and operating income from a few customers. For example, in the year ended December 31, 1999, three of SS/L's customers accounted for approximately 25%, 18% and 13% of Loral's consolidated revenues. As a result, our revenue and operating results would be hurt if completed or canceled contracts are not promptly replaced with new orders. Some of SS/L's customers are start-up companies, and there can be no assurance that these companies will have the ability to fulfill their payment obligations under their contracts with SS/L.

     SS/L's accounting for long-term contracts sometimes requires adjustments to profit and loss based on revised estimates during the performance of the contract. These adjustments may have a material effect on our results of operations in the period in which they are made. The estimates giving rise to these risks, which are inherent in long-term, fixed-price contracts, include the forecasting of costs and schedules, contract revenues related to contract performance, including revenues from orbital incentives, and the potential for component obsolescence due to procurements long ahead of assembly.

    SS/L MAY FORFEIT PAYMENTS FROM CUSTOMERS DUE TO SATELLITE FAILURES OR LOSSES AFTER LAUNCH OR BE LIABLE FOR PENALTY PAYMENTS UNDER CERTAIN CIRCUMSTANCES, AND THESE LOSSES MAY BE UNINSURED.

     Some of SS/L's satellite manufacturing contracts provide that some of the total price is payable as "incentive" payments earned over the life of the satellite. While insurance against loss of these payments has been available in the past, the cost and availability of such insurance are subject to wide fluctuations. In addition, SS/L is sometimes prohibited from insuring these incentive payments. Some of SS/L's contracts call for in-orbit delivery, transferring the launch risk to SS/L. SS/L generally insures against that exposure.

     SS/L records as revenue the present value of incentive payments as the costs associated with these incentive payments are incurred. SS/L generally receives the present value of these incentive payments if there is a launch failure or a failure is caused by customer error. SS/L forfeits these payments, however, if the loss is caused by satellite failure or as a result of its own error.

     In addition, some of SS/L's contracts provide that SS/L may be liable to a customer for penalty payments under certain circumstances, including upon late delivery of a satellite. These payments are not insured by SS/L.

    SS/L IS CURRENTLY IN ARBITRATION PROCEEDINGS WITH PANAMSAT CORPORATION OVER A SATELLITE REFLECTOR DISPUTE.

     In late 1998, following the launch of an SS/L-built satellite sold to PanAmSat, a manufacturing error was discovered that affected the geographical coverage of the Ku-band transponders on the satellite. On January 6, 2000, PanAmSat filed an arbitration proceeding in connection with this error claiming damages of $225 million for lost profits and increased sales and marketing costs. SS/L believes it has meritorious defenses to the claim and that its liability is limited to a loss of a portion of the applicable orbital incentives, the estimated impact of which is included in Loral's consolidated financial statements. PanAmSat has received a recovery from its insurance carrier that should reduce any damage claim. While this proceeding is in its very early stages, management believes that this matter will not have a material adverse effect on the financial condition or results of operations of Loral.

     WE FACE RISKS IN CONDUCTING BUSINESS INTERNATIONALLY.

     Some of our business is conducted outside the United States. We could be harmed financially and operationally by changes in foreign regulations and telecommunications standards, tariffs or taxes and other trade barriers. Customers in developing countries could have difficulty in obtaining the U.S. dollars they owe us, including as a result of exchange controls. Additionally, exchange rate fluctuations may adversely affect the ability of our customers to pay us in U.S. dollars. Moreover, if we ever need to pursue legal remedies against our foreign business partners or customers, we may have to sue them abroad, where it could be hard for us to enforce our rights.

    WE ARE SUBJECT TO EXPORT CONTROLS, WHICH MAY RESULT IN DELAYS, UNFORESEEN ADDITIONAL COSTS AND UNCERTAINTIES IN CERTAIN MARKETS.

     Like other exporters of space-related products and services, SS/L needs licenses from the U.S. government whenever it sells a satellite to a foreign customer or launches a satellite abroad. Foreign launches have been politically sensitive because of the relationship between launch technology and missile technology. U.S. government policy has limited, and is likely in the future to limit, launches from the former Soviet Union and China. For example, the U.S. government delayed a Globalstar launch from Kazakhstan by several months when it stopped granting case-by-case approval of launches from that location pending an intergovernmental agreement covering technology security matters. Changes in governmental policies, political leadership or legislation in the United States, Russia, Kazakhstan or China could adversely affect our ability to launch from these countries or materially increase the costs of doing so.

     On December 23, 1998, the Office of Defense Trade Controls, or ODTC, of the U.S. Department of State temporarily suspended the previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. According to ODTC, the purpose of the temporary suspension is to permit that agency to review the agreement for conformity with newly-enacted legislation (Section 74 of the Arms Export Control Act) with respect to the export of missile equipment or technology. SS/L has complied with ODTC's instructions and believes that a review of the agreement will show that its terms comply with the new law. The ODTC, however, has not yet completed its review, and the scheduled launch date for ChinaSat-8 is being delayed. In December 1999, we concluded an agreement with ChinaSat to extend the date for delivery of the ChinaSat-8 satellite to July 31, 2000. In return for this extension and other modifications to the contract, we have agreed to provide the customer two 36 MHz and one 54 MHz transponders on Telstar 10/Apstar IIR for the life of those transponders. As a result, a net charge to earnings of $35 million was recorded by us. If the suspension is not lifted by July 31, 2000, ChinaSat could decide to terminate the contract. If such a termination were to occur, SS/L would have to refund advances received from ChinaSat ($134 million as of December 31, 1999), and may incur penalties of up to $13 million and believes it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer. There can be no assurance, however, that SS/L will be able to find a replacement customer for the satellite or its Chinese launch vehicle. SS/L will incur a loss of approximately $35 million if it is unable to find a replacement customer for this launch vehicle.

     In February 1999, the U.S. government informed Hughes Space & Communications, Inc. that it intended to deny an export license for a telecommunications satellite it was building for Asia Pacific Mobile Telecommunications. We do not know what this denial may mean for future applications of export licenses to Chinese customers or the resolution of the ChinaSat-8 suspension. If the U.S. government continues to deny export licenses for satellites sold to the Chinese or other markets, SS/L's business could be hurt.

     In March 1999, jurisdiction for satellite licensing was transferred from the Commerce Department to the State Department and the State Department has issued regulations relating to the export of and disclosure of technical information related to, satellites and related equipment. SS/L anticipates that obtaining licenses and technical assistance agreements under these new regulations will take more time and will be considerably more burdensome than in the past. Delays in obtaining the necessary licenses and technical assistance agreements may delay SS/L's performance on existing contracts, and, as a result, SS/L may incur penalties or lose incentive payments under these contracts. In addition, such delays may have an adverse effect on SS/L's ability to compete against foreign satellite manufacturers for new satellite contracts.

    SS/L IS THE TARGET OF A GRAND JURY INVESTIGATION WHICH MAY ADVERSELY AFFECT SS/L'S ABILITY TO EXPORT ITS PRODUCTS.

     SS/L could be accused of criminal violations of the export control laws arising out of the participation of its employees in a committee formed to review the findings of the Chinese regarding the 1996 crash of a Long March rocket in China. Under the applicable regulations, SS/L could be debarred from export privileges without being convicted of any crime if it is indicted for these alleged violations, and loss of export privileges would harm SS/L's business. Whether or not SS/L is indicted or convicted, SS/L will remain subject to the State Department's general statutory authority to prohibit exports of satellites and related services if it finds that SS/L has violated the Arms Export Control Act. Further, the State Department can suspend export privileges whenever it determines that grounds for debarment exist and that suspension "is reasonably necessary to protect world peace or the security or foreign policy of the United States." If SS/L were to be indicted and convicted of a criminal violation of the Arms Export Control Act, it:

     - would be subject to a fine of $1 million per violation;

     - could be debarred from certain export privileges; and

     - could be debarred from participation in government contracts.

Since some of SS/L's satellites are built for foreign customers and/or are launched on foreign rockets, a debarment would have a material adverse effect on SS/L's business, which in turn would affect us.

    WE SHARE CONTROL OF OUR AFFILIATES WITH THIRD PARTIES.

     Third parties have significant ownership, voting and other rights in many of our subsidiaries and affiliates. As a result, we do not always have full control over management of these entities and the rights of these third parties and fiduciary duties under applicable law could result in these entities taking actions not in our best interests or in refraining from taking actions that we deem advisable. To the extent that these entities are or become customers of SS/L, these conflicts could become acute. For example:

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

     - Alcatel is an investor in CyberStar LP and has supermajority rights in it.

    THERE ARE POTENTIAL CONFLICTING COMMERCIAL INTERESTS AMONG OUR SUBSIDIARIES AND AFFILIATES.

     Loral Skynet, Satmex, Loral CyberStar and Europe*Star have adopted a marketing policy that provides for collaboration and cross-selling of capacity among the Loral Global Alliance members. If, however, the members of the Loral Global Alliance do not collaborate but rather compete in areas of overlapping capacity, conflicting commercial interests among our subsidiaries and affiliates may arise. Both Loral Skynet and Loral CyberStar own or are building satellites whose coverage areas overlap with those of Satmex and Europe*Star. If Loral Skynet and Loral CyberStar do not collaborate with Satmex and Europe*Star, or vice versa, under the Loral Global Alliance, Loral Skynet and Loral CyberStar might compete directly with Europe*Star and Satmex for customers.

     Partners and affiliates of Globalstar, including companies affiliated with us, will be among Globalstar's service providers and may, therefore, have conflicts with Globalstar and/or us over service provider agreements.

    OUR BUSINESS IS REGULATED, CAUSING UNCERTAINTY AND ADDITIONAL COSTS.

     Our business is regulated by authorities in more than 100 jurisdictions, including the Federal Communications Commission, the International Telecommunications Union, or ITU, and the European Union. As a result, some of the activities which are important to our strategy are beyond our control. The following are some strategically important activities which are regulated by various government authorities:

     - the expansion of Loral Skynet's operations beyond the domestic U.S.
       market;

     - the international service offered by the Loral CyberStar Group;

     - the manufacture, export and launch of satellites;

     - the expansion of Satmex's Latin American business; and

     - the implementation of Europe*Star's business plan.

     Regulatory authorities in the various jurisdictions in which we operate can modify, withdraw or impose charges or conditions upon the licenses which we need, and so increase our cost of doing business. The regulatory process also requires potentially costly negotiations with third parties operating or intending to operate satellites at or near orbital locations where we place our satellites so that the frequencies of the satellites do not interfere. For example, as part of our coordination effort on Telstar 12, we agreed to provide four 54 MHz transponders on Telstar 12 to Eutelsat for the life of the satellite. We also granted Eutelsat the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. Moreover, as part of this international coordination process, we continue to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees W.L. If these discussions are not successful, Telstar 12's useable capacity may be reduced. We cannot guarantee successful frequency coordination for our satellites.

     Our coordination efforts are subject to the regulatory regime of the ITU, which has rules and regulations governing the relative rights that companies have to orbital slots. For example, if Europe*Star does not have a satellite in its 45(LOGO) E.L. orbital location by July 2000, it would, under ITU regulations, lose its priority rights in that slot.

     Failure to successfully coordinate our satellites' frequencies or to resolve other required regulatory approvals could have a material adverse effect on our financial condition and on our results of operations.

    SS/L COMPETES WITH LARGE MANUFACTURERS THAT HAVE SIGNIFICANT RESOURCES.

     In the manufacture of our satellites, we compete with very large well-capitalized companies, including several of the world's largest corporations, such as Hughes Space & Communications, Inc., a subsidiary of General Motors Corporation, and Lockheed Martin. Hughes recently agreed to sell its satellite manufacturing operations to The Boeing Company, another large company. These companies have considerable financial resources which they may use to gain advantages in marketing and in technological innovation. SS/L's success will depend on its ability to innovate on a cost-effective and timely basis.

    WE COMPETE WITH OTHERS FOR MARKET SHARE AND CUSTOMERS; TECHNOLOGICAL DEVELOPMENTS FROM COMPETITORS OR OTHERS MAY REDUCE DEMAND FOR OUR SERVICES.

     We face competition in the provision of fixed satellite services from companies such as PanAmSat Corporation, GE Americom, SES Astra and quasi-governmental organizations such as Intelsat and Eutelsat. Competition in this market may cause downward price pressures, which may adversely affect our profits.

     The Loral CyberStar Group also faces competition in the provision of high-speed data communications, such as Internet applications, from providers of land-based data communications services, such as cable operators, digital subscriber line, or DSL, providers, wireless local loop providers and traditional telephone service providers. In addition, the Loral CyberStar Group may face competition in the future from proposed satellite systems, including Teledesic Corporation's proposed system and Hughes' Spaceway system. We cannot assure you that the Loral CyberStar Group will attract enough customers either to compete effectively or to implement fully its business plan.

     Globalstar faces intense competition for customers from various companies, including providers of land-based mobile phone services and fixed satellite systems. We cannot assure you that Globalstar will attract enough subscribers either to compete effectively or to implement fully its current business plan. Moreover, if ICO Global emerges from its bankruptcy proceedings with a debt-free or reduced debt capital structure and a viable business plan, it would be in a position to compete more effectively with Globalstar.

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

    THE RIGHTS OF SHAREHOLDERS UNDER BERMUDA LAW ARE DIFFERENT FROM RIGHTS OF SHAREHOLDERS UNDER U.S. LAW.

     Since we are a Bermuda company, the principles of law that govern shareholder rights, the validity of corporate procedures and other matters are different from those that would apply if we were a U.S. company. For example, it is not certain whether a Bermuda court would enforce liabilities against us or our officers and directors based upon United States securities laws either in an original action in Bermuda or under a United States judgment. Bermuda law giving shareholders rights to sue directors is less developed than in the United States and may provide fewer rights.

    THE YEAR 2000 PROBLEM COULD CAUSE COMPLICATIONS.

     As of the date of this Report on Form 10-K, our computer systems and software programs are functioning properly. However, there is still a possibility that some computer systems and software programs may not function properly later in the Year 2000 and beyond because of a once common programming standard which used two digits instead of four digits to signify a year. This problem is often referred to as the "Year 2000" problem.

     If we are unable to fix a serious Year 2000 problem, there could be an interruption or failure in our operations. Likewise, if our suppliers or customers are unable to fix a material Year 2000 problem, a resulting interruption or failure of their business could hurt our company.

ITEM 2.  PROPERTIES

     The Company leases approximately 47,000 square feet for its corporate offices in New York. The Company's subsidiaries also maintain office space, manufacturing and telemetry, tracking and control facilities primarily in the United States. Management believes that the facilities are sufficient for its current operations.

  Fixed Satellite Services

     Loral Skynet owns two telemetry, tracking and control stations covering approximately 39,000 square feet on 220 acres in Hawley, Pennsylvania and Three Peaks, California and leases approximately 51,000 square feet of office space in Bedminster, New Jersey and Richmond, California.

  Broadband Data Services

     Loral CyberStar owns seven acres of land in Mt. Jackson, Virginia and leases approximately 78,000 square feet for office space worldwide and its operations center in Mt. Jackson, Virginia.

     CyberStar LP leases approximately 14,000 square feet for office space and its network operations center in Mountain View, California and approximately 37,000 square feet of office space in London, England, Plano, Texas and St. Paul, Minnesota.

  Satellite Manufacturing and Technology

     SS/L's research, production and testing facilities are carried on in SS/L-owned facilities covering approximately 562,000 square feet on 84 acres in Palo Alto, California. In addition, SS/L leases approximately 780,000 square feet of space from various third parties in Palo Alto, California, Menlo Park, California and Mountain View, California.

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

     SS/L is a target of a grand jury investigation being conducted by the U.S. Attorney for the District of Columbia as to whether an unlawful transfer of technology occurred in connection with the committee's work. The Company and several of its employees have received subpoenas from that grand jury. SS/L is not in a position to predict the outcome of this investigation. If SS/L were to be indicted and convicted of a criminal violation of the Arms Export Control Act, it would be subject to a fine of $1 million for each violation, and could be debarred from certain export privileges and, possibly, from participation in government contracts. Since many of SS/L's satellites are built for foreign customers and/or launched on foreign rockets, such a debarment would have a material adverse effect on SS/L's business, which would in turn affect the Company. Indictment for such violations would subject SS/L to discretionary debarment from further export licenses. Under the applicable regulations, SS/L could be debarred from export privileges without being convicted of any crime if it is indicted for these alleged violations, and loss of export privileges would harm SS/L's business. Whether or not SS/L is indicted or convicted, SS/L will remain subject to the State Department's general statutory authority to prohibit exports of satellites and related services if it finds a violation of the Arms Export Control Act that puts SS/L's reliability in question, and it can suspend export privileges whenever it determines that grounds for debarment exist and that such suspension "is reasonably necessary to protect world peace or the security or foreign policy of the United States."

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

     In May 1997, SS/L applied for an export license for the launch of another SS/L satellite in China, which was granted following the required Presidential waiver in February 1998. The Company believes that the authorizations were properly granted, and does not believe that it or any of its officers acted improperly in obtaining them. The policy of the Bush administration, which has been continued under President Clinton, has been to grant such waivers routinely as being in the national interest; indeed, the Company is unaware of any requested waiver for a Chinese satellite launch ever having been denied. According to press reports, President Bush signed three waivers covering nine Long March launches, and President Clinton has signed eight waivers covering 11 Long March launches. This policy has, until recently, also enjoyed bipartisan Congressional support. On December 23, 1998, the Office of Defense Trade Controls ("ODTC") of the U.S. Department of State temporarily suspended the previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 program. According to ODTC, the purpose of the temporary suspension is to permit that agency to review the agreement for conformity with newly-enacted legislation (Section 74 of the Arms Export Control Act) with respect to the export of missile equipment or technology. SS/L has complied with ODTC's instructions, and believes that a review of the agreement will conclude that its terms comply with the new law. The ODTC, however, has not completed its review, and the scheduled launch date for ChinaSat-8 is being delayed. In December 1999, we concluded an agreement with ChinaSat to extend the date for delivery of the ChinaSat-8 satellite to July 31, 2000. In return for this extension and other modifications to the contract, Loral has agreed to provide to the customer two 36 MHz and one 54 MHz transponders on Telstar 10/Apstar IIR for the customer's use for the life of those transponders. As a result, the Company recorded a net charge to earnings of $35 million. If the suspension is not lifted by July 31, 2000, ChinaSat could decide to terminate the contract. If such a termination were to occur, SS/L would have to refund advances received from ChinaSat ($134 million as of December 31, 1999) and may incur penalties of up to $13 million and believes it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer. There can be no assurance, however, that SS/L will be able to find a replacement customer for the satellite or its Chinese launch vehicle. SS/L will incur a loss of approximately $35 million if it is unable to find a replacement customer for this launch vehicle.

     PanAmSat Arbitration. In late 1998, following the launch of an SS/L-built satellite sold to PanAmSat, a manufacturing error was discovered that affected the geographical coverage of the Ku-band transponders on the satellite. On January 6, 2000, PanAmSat filed an arbitration proceeding in connection with this error claiming damages of $225 million for lost profits, and increased sales and marketing costs. SS/L believes it has meritorious defenses to the claim and that its liability is limited to a loss of a portion of the applicable orbital incentives, the estimated impact of which is included in Loral's consolidated financial statements. PanAmSat has received a recovery from its insurance carrier that should reduce any damage claim. While this proceeding is in its very early stages, management believes that this matter will not have a material adverse effect on the financial condition or results of operations of Loral.

     CCD Lawsuits. On September 12, 1991, Loral Fairchild Corp. ("Loral Fairchild"), a subsidiary of Loral Corporation, filed suit against a number of companies including Sony Corporation ("Sony"), Matsushita Electronics Corporation ("Matsushita") and NEC Corp. claiming that such companies had infringed Loral Fairchild's patents for a "charged coupled device" ("CCD"), commonly used as an optical sensor in video cameras and fax machines. Although the CCD patents have expired, Loral Fairchild is seeking reasonable royalties through the expiration date from a number of defendants. On February 22, 1996, a jury in the United States District Court for the Eastern District of New York found unanimously that Sony had infringed the CCD patents. The trial judge, however, in an order dated July 12, 1996, reversed the jury verdict. Loral Fairchild appealed and sought certiorari unsuccessfully. Although Loral Fairchild has settled its claim against one of the other defendants for approximately $450,000 its claims against other defendants remain pending. In view of the court's decision, however, a substantial portion, but not all, of the damage claims against the other defendants are adversely affected. Matsushita has been granted a declaratory judgment that it has a valid and enforceable license under the CCD patents. In addition, a trial on Matsushita's claim against Loral Fairchild for tortious interference was conducted during July 1996, and a verdict was rendered in favor of Loral Fairchild in September 1997.

     Environmental Regulation. Operations at SS/L, Loral Skynet, Loral CyberStar, CyberStar LP and Globalstar are subject to regulation by various federal, state and local agencies concerned with environmental control. The Company believes that these facilities are in substantial compliance with all existing federal, state and local environmental regulations. With regard to certain sites, environmental remediation is being performed by prior owners who retained liability for such remediation arising from occurrences during their period of ownership. To date, these prior owners have been fulfilling such obligations and the size and current financial condition of the prior owners make it probable that they will be able to complete their remediation obligations without cost to the Company or Globalstar.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

(a) MARKET PRICE AND DIVIDEND INFORMATION

     The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol LOR. The following table presents, the reported high and low sales prices of the Company's common stock as reported on the NYSE:

                                                              HIGH    LOW
                                                              ----    ---
YEAR ENDED DECEMBER 31, 1999
Quarter ended March 31, 1999................................  $22 7/16 $14 7/16
Quarter ended June 30, 1999.................................   20 3/4  14 3/8
Quarter ended September 30, 1999............................   22 7/8  16 1/4
Quarter ended December 31, 1999.............................   24 3/4  13 1/2

YEAR ENDED DECEMBER 31, 1998
Quarter ended March 31, 1998................................  $30 1/2 $19
Quarter ended June 30, 1998.................................   33 15/16  24 1/2
Quarter ended September 30, 1998............................   31 7/8  12 1/8
Quarter ended December 31, 1998.............................   20 1/2  10 3/4

     The Company does not currently anticipate paying any dividends or distributions on its common stock or the Series A Convertible Preferred Stock. As required, Loral is currently paying dividends on its 6% Series C Convertible Redeemable Preferred Stock and will be paying dividends on its 6% Series D Convertible Redeemable Preferred Stock. Loral's indenture relating to its 9.5% senior notes also imposes limitations on Loral's ability to pay dividends to its shareholders. The credit facility maintained by the Company's wholly owned subsidiary, Loral SpaceCom Corporation ("Loral SpaceCom"), restricts the ability of Loral SpaceCom to transfer cash or pay dividends to its parent (see Note 8 to Loral's consolidated financial statements). The guarantee by certain Loral subsidiaries of Globalstar's $500 million credit facility restricts these subsidiaries from making dividend payments to Loral, if cash on hand at the subsidiaries is not at least $50 million and the subsidiaries do not hold an intercompany note from Loral for at least $100 million. Loral CyberStar's indentures relating to its senior notes and its senior discount notes also contain restrictions on Loral CyberStar's ability to make dividend payments to its parent.

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     At February 29, 2000, there were 6,866 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data has been derived from, and should be read in conjunction with, the related financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.
                (in thousands, except per share and ratio data)

                                                                              NINE MONTHS
                                             YEARS ENDED DECEMBER 31,            ENDED        YEAR ENDED
                                       ------------------------------------   DECEMBER 31,    MARCH 31,
                                          1999       1998(1)      1997(1)       1996(1)        1996(1)
                                       ----------   ----------   ----------   ------------   ------------
STATEMENT OF OPERATIONS DATA:

Revenues.............................  $1,457,720   $1,301,702   $1,312,591
Management fee from affiliate........          --                              $    5,088      $  5,608
Operating income (loss)(2)...........     (62,263)     (33,780)      13,552       (12,201)        2,587
Equity in net loss of
  affiliates(1)(3)...................    (177,819)    (120,417)     (49,037)       (4,709)       (8,628)
Net income (loss)(2).................    (201,916)    (138,798)      40,004         8,877       (13,785)
Preferred dividends and
  accretion(4).......................     (44,728)     (46,425)     (26,315)
Net income (loss) applicable to
  common stockholders(2).............    (246,644)    (185,223)      13,689         8,877       (13,785)
Earnings (loss) per share -- basic
  and diluted........................        (.85)        (.68)         .06           .04          (.08)
OTHER DATA:
Ratio of earnings to fixed charges...                                   1.9x          3.7x
Deficiency of earnings to cover fixed
  charges............................  $  191,932   $  140,438
CASH FLOW DATA:
(Used in) provided by operating
  activities.........................  $  (26,405)  $   86,795   $ (173,609)   $   (3,003)     $ (1,319)
Used in investing activities.........     659,533      555,613    1,079,411         1,962       115,031
Provided by (used in) equity
  transactions.......................     (24,633)     589,187      (18,097)      602,413       116,362
Provided by financing transactions...     403,664      199,856      316,912       583,292
Dividends paid per common share......                                                               N/A

                                                         DECEMBER 31,
                                       -------------------------------------------------    MARCH 31,
                                          1999       1998(1)      1997(1)      1996(1)       1996(1)
                                       ----------   ----------   ----------   ----------   ------------
BALANCE SHEET DATA:

Cash and cash equivalents............  $  239,865   $  546,772   $  226,547   $1,180,752     $     12
Total assets.........................   5,610,421    5,229,215    3,010,447    1,699,326      354,396
Convertible preferreds(4)............                                            583,292
Debt, including current portion......   1,999,322    1,555,775      435,398
Non-current liabilities..............     252,052      231,384      230,411       26,834
Shareholders' equity/Invested
  equity.............................   2,750,664    2,935,721    1,980,520    1,070,069      354,396

---------------
(1) On March 20, 1998, Loral acquired all of the outstanding stock of Loral CyberStar in exchange for common stock of Loral. The 1998 financial information includes Loral Cyberstar commencing from April 1, 1998. In 1997, Loral increased its ownership in SS/L to 100%, prior to 1997, SS/L was accounted for under the equity method of accounting. On March 14, 1997, Loral acquired Loral Skynet from AT&T; Loral's financial information includes the results of Loral Skynet from that date. Financial information as of and for the year ended March 31, 1996, represents the space and communications operations of Loral Corporation ("Old Loral"). The results of operations for the year ended March 31, 1996 include allocations and estimates of certain expenses of Loral based upon estimates of actual services performed by Old Loral on behalf of Loral. Interest expense was allocated to Loral based on Old Loral's historical weighted average interest rate applied to the average investment in affiliates.

(2) The results of operations for the year ended December 31, 1999 includes a pre-tax charge of $35 million ($21 million after taxes) relating to an agreement reached with a customer to extend the delivery date of a satellite and other modifications to the contract in return for providing transponders on another Loral satellite for their remaining lives.

(3) The Company's principal affiliates are Globalstar, Satmex since November 17, 1997 and Europe*Star since December 1998. Loral also has investments in SkyBridge and other ventures, which are accounted for under the equity method. Loral sold its interest in K&F Industries, Inc. in 1997.

(4) Convertible preferred equivalent obligations were exchanged for 6% Series C Preferred Stock and were reclassified to shareholders' equity in 1997 upon approval by the Company's shareholders.

                           SPACE SYSTEMS/LORAL, INC.
                                 (In thousands)

                                                              NINE MONTHS
                                                                 ENDED       YEAR ENDED
                                                              DECEMBER 31,   MARCH 31,
                                                                  1996          1996
                                                              ------------   ----------
STATEMENT OF OPERATIONS DATA:
Revenues....................................................   $1,017,653    $1,121,619
Gross profit................................................       64,157        34,406
Net income..................................................       31,025        12,367

                                                              DECEMBER 31,   MARCH 31,
                                                                  1996          1996
                                                              ------------   ---------
BALANCE SHEET DATA:
Cash and cash equivalents...................................   $   19,181    $  126,863
Total assets................................................    1,059,064       908,677
Long-term debt..............................................      127,586        65,052
Shareholders' equity........................................      478,893       447,868

                                GLOBALSTAR, L.P.
              (in thousands, except per partnership interest data)

                                                            CUMULATIVE
                                                          MARCH 23, 1994
                                                           (COMMENCEMENT
                                                         OF OPERATIONS) TO                 YEARS ENDED DECEMBER 31,
                                                           DECEMBER 31,      ----------------------------------------------------
                                                               1999          1999(2)    1998(2)      1997       1996       1995
                                                         -----------------   --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenues...............................................     $       --       $     --   $     --   $     --   $     --   $     --
Operating loss.........................................        590,538        186,505    146,684     88,071     61,025     80,226
Net loss applicable to ordinary partnership
  interests............................................        639,562        232,584    151,740     88,788     71,969     68,237
Net loss per weighted average ordinary partnership
  interest outstanding -- basic and diluted............                          3.99       2.69       1.74       1.53       1.50
Cash distributions per ordinary partnership interest...
OTHER DATA:
Deficiency of earnings to cover fixed charges(1).......                       466,369    330,475    184,683     81,869        N/A
CASH FLOW DATA:
Used in operating activities...........................        265,657         56,576     24,958     68,615     51,756     38,368
Used in investing activities...........................      2,734,313        721,733    682,884    622,004    379,130    280,345
Provided by partners' capital transactions.............      1,361,649        463,329     14,825    132,990    284,714    318,630
Provided by (used in) other financing activities.......      1,765,996        386,432    287,552    998,137     95,750     (1,875)

                                                                                     DECEMBER 31,
                                                              ----------------------------------------------------------
                                                                 1999         1998         1997        1996       1995
                                                              ----------   ----------   ----------   --------   --------
BALANCE SHEET DATA:
Cash and cash equivalents(3)................................  $  173,921   $   56,739   $  464,154   $ 21,180   $ 71,602
Globalstar System under construction........................   3,181,189    2,302,333    1,626,913    891,033    400,257
Total assets................................................   3,781,459    2,670,025    2,149,053    942,913    505,391
Vendor financing liability, including current portion.......     393,795      371,170      197,723    130,694     42,219
Debt........................................................   1,799,111    1,396,175    1,099,531     96,000
Redeemable preferred partnership interests..................                               303,089    302,037
Partners' capital...........................................   1,028,329      602,401      380,828    315,186    386,838

---------------

(1) The ratio of earnings to fixed charges is not meaningful as Globalstar was in the development stage until the first quarter of 2000 and, accordingly, has incurred operating losses.

(2) The results of operations for 1999 and 1998, include launch related costs of $30 million and $17 million, respectively.

(3) Includes restricted cash of $46 million and $0.5 million for 1999 and 1998, respectively, received from service providers for the purchase of gateways.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations of Loral Space & Communications Ltd. and its subsidiaries ("Loral" or the "Company") are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, the Company or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the Securities and Exchange Commission (the "SEC"), press releases or statements made with the approval of an authorized executive officer of the Company. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involve risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond the Company's control. Some of these factors and conditions include: (i) the Company and its subsidiaries and affiliates owe significant amounts of money; (ii) the Company's consumer broadband and streaming media strategies are subject to substantial financing and execution risks; (iii) Globalstar was a development-stage company through December 31, 1999, that may continue to lose money, have negative cash flow, require additional money and suffer delays in meeting its targets; (iv) launch failures may delay operations; (v) satellites may fail prematurely; (vi) dependence on operating subsidiaries, especially Space Systems/Loral, Inc. ("SS/L"), for operating income; (vii) severe competition in the Company's industries; and (viii) governmental or regulatory changes. For a detailed discussion of these factors and conditions, please refer to the periodic reports filed with the SEC by Loral, Globalstar, L.P. ("Globalstar"), Globalstar Telecommunications Limited ("GTL"), Loral CyberStar, Inc. ("Loral CyberStar"), formerly known as Loral Orion, Inc., and Satelites Mexicanos, S.A. de C.V. ("Satmex"). In addition, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control.

     Loral is one of the world's leading satellite communications companies, with substantial activities in satellite manufacturing and satellite-based communications services. Loral has assembled the building blocks necessary to provide a seamless, global networking capability for the information age. Loral's four operating segments are:

          Fixed Satellite Services ("FSS"). Through the Loral Global Alliance, which currently consists of Loral Skynet, Loral CyberStar, its 49% owned affiliate Satmex, and its 47% owned affiliate Europe*Star Limited ("Europe*Star"), Loral has become one of the world's leading providers of satellite services using geostationary communications satellites. The Company leases transponder capacity on its satellites to its customers who use the capacity for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television. The Loral Global Alliance currently has ten high-powered geosynchronous satellites in orbit: the seven satellite Telstar fleet and three Satmex satellites, with footprints covering almost all of the world's population.

          Broadband Data Services. Through Loral CyberStar and its 82% owned subsidiary CyberStar, L.P. ("CyberStar LP"), Loral currently (i) delivers U.S.-based Internet content via satellite to more than 130 Internet Service Providers ("ISPs") in more than 32 foreign countries, which reach approximately seven million residential customers around the world, (ii) distributes high-speed data over private corporate very small aperture terminal ("VSAT") networks, which reach approximately 2.5 million corporate desktops around the world, and (iii) offers business television ("BTV") services by satellite to corporations. Loral's broadband strategy will build on these existing resources and will initially focus on two attractive opportunities for early market entry: consumer broadband services and streaming media services.

          Satellite Manufacturing and Technology. SS/L is one of the world's leading manufacturers of satellites and space systems, providing its customers with a full suite of services, including: developing custom designs to meet their requirements, manufacturing and testing, and arranging for launch services and insurance.

          Global Mobile Telephone Service. Globalstar owns and operates a 52-satellite constellation, including four in-orbit spares, that forms the backbone of a global telecommunications network designed to serve virtually every populated area of the world. The Globalstar system commenced operations in the first quarter of 2000, and as of February 29, 2000, there were 14 gateways available for service covering 78 countries. Billable service has commenced in 20 countries, including Austria, Argentina, Brazil, Canada, Greece, Italy, South Korea, Switzerland and the United States. Loral is the managing general partner and owned 41%, 43% and 40% of Globalstar as of December 31, 1999, 1998 and 1997, respectively. In February 2000, Loral's ownership in Globalstar was reduced to 40% as a result of Globalstar issuing equity interests in connection with GTL's public offering of 8.1 million shares of common stock.

CONSOLIDATED OPERATING RESULTS

     In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a measure of a segment's profit or loss. The following discussion of revenues and EBITDA reflects the results of Loral's operating segments for the years ended December 31, 1999, 1998 and 1997. See Note 16 to Loral's consolidated financial statements for additional information on segment results. The remainder of the discussion relates to the consolidated results of Loral, unless otherwise noted.

     Operating Revenues:

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
                                                                       (IN MILLIONS)
Fixed satellite services(1).................................  $  341.8    $  254.2    $   83.0
Broadband data services(2)..................................      84.6        39.8
Satellite manufacturing and technology(3)...................   1,433.3     1,390.2     1,442.6
                                                              --------    --------    --------
Operating segment revenues..................................   1,859.7     1,684.2     1,525.6
Affiliate eliminations(4)...................................    (135.5)     (104.8)      (12.9)
Intercompany eliminations(5)................................    (266.5)     (277.7)     (200.1)
                                                              --------    --------    --------
Operating revenues as reported..............................  $1,457.7    $1,301.7    $1,312.6
                                                              ========    ========    ========

     EBITDA(6):

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
                                                                      (IN MILLIONS)
Fixed satellite services(1).................................  $ 193.1    $ 171.2    $  51.8
Broadband data services(2)..................................     (8.4)     (13.3)
Satellite manufacturing and technology(3)(7)................    102.3      117.9      110.9
Corporate expenses(8).......................................    (39.3)     (42.8)     (26.9)
                                                              -------    -------    -------
Segment EBITDA before development and start-up costs and
  eliminations(7)...........................................    247.7      233.0      135.8
Development and start-up costs(9):
  Broadband data services(2)................................    (27.2)     (33.3)     (32.6)
  Global mobile telephone service(10).......................   (184.2)    (145.0)     (87.1)
                                                              -------    -------    -------
Total development and start-up costs........................   (211.4)    (178.3)    (119.7)
                                                              -------    -------    -------
Segment EBITDA before eliminations(7).......................     36.3       54.7       16.1
Affiliate eliminations(4)...................................    106.7       70.2       77.2
Intercompany eliminations(5)................................    (30.4)     (23.7)     (17.0)
                                                              -------    -------    -------
EBITDA as reported(7).......................................  $ 112.6    $ 101.2    $  76.3
                                                              =======    =======    =======

---------------
 (1) Fixed Satellite Services consists of 100% of the following companies since their respective dates of acquisition: Loral Skynet acquired on March 14, 1997; Loral CyberStar's transponder leasing business acquired on March 20, 1998; Satmex, a 49% equity investee, acquired on November 17, 1997; and Europe*Star, a 47% equity investee, since December 1998. For the year ended December 31, 1999, Satmex's results include $25.5 million in revenues and $11.2 million of EBITDA from the sale of transponders to Loral Skynet.

 (2) Broadband Data Services consists of 100% of CyberStar LP (in which Loral owns an 82% equity interest) and 100% of Loral CyberStar's broadband data services business since its acquisition on March 20, 1998.

 (3) Satellite Manufacturing and Technology consists of 100% of SS/L's results. In February 1997, Loral agreed to acquire the remaining 49% of SS/L.

 (4) Represents amounts related to unconsolidated affiliates (Satmex, Europe*Star and Globalstar). These amounts are eliminated in order to arrive at Loral's consolidated results. Loral's proportionate share of these affiliates is included in equity in net loss from affiliates in Loral's consolidated statements of operations.

 (5) Represents the elimination of intercompany sales and EBITDA primarily for satellites under construction by SS/L for wholly owned subsidiaries, as well as eliminating sales for the lease of transponder capacity by Broadband Data Services from Fixed Satellite Services.

 (6) EBITDA (which is equivalent to operating income [loss] before depreciation and amortization, including amortization of unearned compensation) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral's operating results. EBITDA is not an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

 (7) Segment EBITDA before development and start-up costs and eliminations includes a charge of $44 million for Satellite Manufacturing and Technology relating to an agreement with ChinaSat to extend the delivery date of a satellite and other modifications to the contract in return for providing transponders on another Loral satellite for their remaining lives. The net charge to Loral after intercompany eliminations was $35 million.

 (8) Represents corporate expenses incurred in support of the Company's operations.

 (9) Represents EBITDA for CyberStar LP and Globalstar.

(10) Includes 100% of Globalstar. EBITDA for 1999 and 1998 includes launch related costs of $30 million and $17 million, respectively. Loral owned 41%, 43% and 40% of Globalstar as of December 31, 1999, 1998 and 1997, respectively.

1999 COMPARED WITH 1998

     Operating segment revenues for Loral were $1.9 billion for 1999 versus $1.7 billion in 1998, before intercompany and affiliate eliminations of $402 million in 1999 and $383 million in 1998. The increase in revenues was due primarily to growth in fixed satellite services as a result of the service start-up of Satmex 5 in January 1999, Loral Skynet's Telstar 6 satellite in March 1999 and the acquisition of Telstar 10/Apstar IIR in September 1999, increased growth in broadband data services, partially due to the acquisition of Global Access Services in July 1999, and increases in satellite manufacturing and technology. Also contributing to increased revenues was the inclusion of Loral CyberStar's leasing and data businesses for the full year in 1999 versus nine months in 1998 and other increased revenues at Satmex, primarily from the sale of three transponders to Loral Skynet. The increase in affiliate eliminations in 1999 reflects higher revenues for Satmex.

     EBITDA for operating segments before development and start-up costs and affiliate and intercompany eliminations, increased in 1999 to $248 million from $233 million in 1998. This increase arose primarily from growth in fixed satellite services due to the initiation of service on satellites added to our FSS fleet in 1999, increased margins in broadband data services, and increases at Satmex, primarily from the sale of three transponders to Loral Skynet. In addition, satellite manufacturing and technology's EBITDA grew $28 million to $146 million in 1999, before a $44 million charge relating to an agreement reached with ChinaSat to extend the delivery date of a satellite and other modifications to the contract in return for satellite capacity on another Company-owned satellite. After considering the charge, satellite manufacturing and technology's EBITDA was $102 million in 1999 versus $118 million in 1998. The net charge to Loral was $35 million, after considering the cost of the owned transponders and, as a result, intercompany eliminations were reduced by $9 million. Total investment in development and start-up costs increased in 1999 to $211 million, from 1998 costs of $178 million. While the investment required for CyberStar LP decreased to $27 million in 1999 from $33 million in 1998, costs related to the further development of Globalstar rose to $184 million in 1999 from $145 million in 1998, resulting from increased costs for the development of user terminals and in-house engineering, marketing, general and administrative costs in anticipation of the start of service and launch related costs. Affiliate eliminations increased in 1999, primarily as a result of Globalstar's increased development and start-up costs. As a result of the above, EBITDA as reported increased to $113 million in 1999 from $101 million in 1998.

     Depreciation and amortization rose to $175 million in 1999 from $135 million in 1998, and excludes depreciation and amortization of unconsolidated affiliates of $65 million and $50 million for 1999 and 1998, respectively, primarily for Satmex. The increase primarily results from the depreciation of satellites placed in service in 1999, including Telstar 6, Telstar 7, Telstar 12, and Telstar 10/Apstar IIR and the inclusion of Loral CyberStar's depreciation and the amortization of cost in excess of Loral CyberStar's net assets acquired for the full year in 1999.

     Interest and investment income increased to $89 million in 1999 from $54 million in 1998, principally due to $16 million of non-cash income related to warrants received in connection with Globalstar's 1999 credit agreement (see Acquisitions and Investments in Affiliates) and $11 million of dividend income from Loral's investment in GTL preferred stock in January 1999.

     Interest expense was $89 million in 1999, net of capitalized interest of $84 million, versus $51 million in 1998, net of capitalized interest of $60 million. The increase in interest expense in 1999 was primarily due to including interest expense for Loral CyberStar for a full year in 1999, interest expense on the Company's 9.5% senior notes issued in January 1999 and increased interest expense on Loral SpaceCom Corporation's credit facility, due to higher rates and amounts outstanding in 1999, partially offset by increased capitalized interest in 1999. Capitalized interest is expected to be lower in 2000, due to the start of Globalstar telephone service in the first quarter of 2000 and the successful launches in 1999 of Telstar 6, Telstar 7 and Telstar 12.

     In 1998, the Company realized a $35 million gain on the sale of GTL common stock, which was mostly offset by the write-off of non-strategic investments in Asia Broadcasting and Communications Network, Ltd. and Continental Satellite Corporation of $30 million, which were determined to have no future value to Loral. These items resulted in a net gain on investments of $5 million in 1998.

     For 1999, the income tax benefit of $33 million included a non-recurring tax benefit of $34 million relating to a tax law change affecting the future utilization of Loral CyberStar's pre-acquisition loss carryforwards. Excluding this non-recurring benefit, the Company recorded an income tax provision of $1 million on a loss before income taxes of $62 million. For 1998, the Company recorded an income tax benefit of $4 million on a loss of $26 million before income taxes. In comparing 1999 to 1998, the change is primarily attributable to a decrease in net income from non-taxable jurisdictions in 1999.

     The minority interest benefit primarily reflects the reduction of CyberStar LP's loss attributed to CyberStar LP's other investor, who owned 17.6% as of December 31, 1999.

     The equity in net loss of affiliates was $178 million in 1999 compared to $120 million in 1998. Loral's share of Globalstar's losses, net of the related tax benefits, was $99 million in 1999 compared to $67 million in 1998. This increase is primarily due to Globalstar's increased development costs and marketing, general and administrative costs in 1999 and launch related costs of $30 million in 1999 related to excess launch capacity. As a result of its successful launch campaign during 1999, Globalstar does not anticipate using all the excess launch vehicle capacity it had contracted for and, accordingly, recorded a charge of $30 million. Globalstar has a remaining deposit balance of $45 million relating to backup launch capacity for three additional launches. In 1998, Globalstar incurred a $17 million charge related to the loss of satellites on launch failure. Loral's share of Satmex's loss was $33 million for 1999, after eliminating the profit on its sale of three transponders to Loral Skynet, and $16 million for 1998. Also included as equity in net loss of affiliates is Loral's share of Europe*Star's losses, SkyBridge Limited Partnership's losses, and losses from other affiliates, including $15 million, net of related tax benefits, principally related to Loral's proportionate share of the reduction in the carrying value of the transponders of the Mabuhay Space Holdings Limited joint venture (see Note 7 to Loral's consolidated financial statements).

     Preferred distributions of $45 million for 1999 and $46 million for 1998 relate to Loral's 6% Series C convertible redeemable preferred stock (the "Series C Preferred Stock").

     As a result of the above, the net loss applicable to common stockholders for 1999 was $247 million or $0.85 per basic and diluted share, compared to a net loss applicable to common stockholders of $185 million or $0.68 per basic and diluted share for 1998. Basic and diluted weighted average shares were 290.2 million for 1999 and 273.4 million for 1998 (see Note 15 to Loral's consolidated financial statements). This increase is primarily due to the 23 million shares issued to the public in June 1998 and the 18 million shares issued to acquire Loral CyberStar in March 1998.

1998 COMPARED WITH 1997

     Total revenues for Loral's operating segments were $1.7 billion for 1998 versus $1.5 billion in 1997, before intercompany and affiliate eliminations of $383 million in 1998 and $213 million in 1997. The increase in revenues was due primarily to growth in fixed satellite services as a result of including Satmex for the full year, Loral CyberStar's leasing business for nine months, Loral Skynet's results for a full year in 1998 versus nine and a half months in 1997 and increased utilization of Loral Skynet's Telstar satellites. The growth in fixed satellite services was partially offset by a modest decline in satellite manufacturing revenues which primarily resulted from the debooking of three satellites for Asian customers at the end of 1997. The increase in affiliate eliminations in 1998 reflects the elimination of a full year of Satmex sales. The increase in intercompany eliminations in 1998 primarily reflects increased investment in satellite construction by SS/L for Loral's FSS segment.

     EBITDA for operating segments before development and start-up costs, and intercompany and affiliate eliminations, increased in 1998 to $233 million from $136 million in 1997, a year-over-year increase of 72%. This increase arose primarily from the growth in fixed satellite services due to increased utilization of Loral Skynet's Telstar satellites, the inclusion of Loral Skynet's results for a full year in 1998 versus nine and a half months in 1997, including the results of Loral CyberStar's leasing business subsequent to its acquisition, and including Satmex's results for a full year in 1998 and growth in satellite manufacturing and technology from increased margins. These increases were partially offset by including the results of Loral CyberStar's broadband data services business in 1998 and increased corporate expenses, which resulted primarily from costs incurred for the additional resources required to manage the substantial growth in Loral's businesses, along with increased legal and other costs in support of the Company's operations. Total development and start-up costs rose substantially in 1998 to $178 million, a 49% increase over 1997 spending of $120 million. While the investment required for CyberStar LP remained constant year-over-year at approximately $33 million, costs related to the further development of Globalstar rose to $145 million in 1998 from $87 million in 1997, due to increased activities in anticipation of the commencement of commercial service. Affiliate eliminations decreased in 1998 primarily as a result of eliminating a full year of Satmex's results for 1998 versus one and a half months in 1997, partially offset by the elimination of increased Globalstar costs and Europe*Star costs in 1998. Intercompany eliminations increased in 1998 primarily from increased investment in satellite construction by SS/L for Loral's FSS segment. As a result of the above, EBITDA as reported increased 33% to $101 million in 1998 from $76 million in 1997.

     Depreciation and amortization rose to $135 million in 1998 from $63 million in 1997, and excludes depreciation and amortization of unconsolidated affiliates of $50 million and $7 million for 1998 and 1997, respectively, primarily for Satmex. The increase primarily results from the inclusion of Loral CyberStar's depreciation and the amortization of cost in excess of its net assets acquired and from the inclusion of Loral Skynet's depreciation and amortization for a full year in 1998, which includes the depreciation of Loral Skynet's Telstar 5 satellite which was placed in service on July 1, 1997.

     Interest and investment income increased to $54 million in 1998 from $49 million in 1997. This increase is principally due to including Loral CyberStar's interest income in 1998, partially offset by lower cash balances available for investment in 1998.

     Interest expense of $51 million in 1998, net of capitalized interest of $60 million, reflects interest on borrowings under Loral SpaceCom Corporation's credit facility, other Loral debt and interest on Loral CyberStar's debt subsequent to its acquisition. Interest expense of $15 million in 1997, net of capitalized interest of $23 million, reflects interest on SS/L's debt assumed and interest on Loral's outstanding Convertible Preferred Equivalent Obligations ("CPEOs"). On June 5, 1997, the CPEOs were exchanged for the 6% Series C Preferred Stock.

     Loral realized a $35 million gain on the sale of GTL common stock, which was mostly offset by the write-off of non-strategic investments in Asia Broadcasting and Communications Network, Ltd. and in Continental

Satellite Corporation of $30 million, which were determined to have no future value to Loral. These items resulted in a net gain on investments of $5 million in 1998. In 1997, the Company realized a gain on investment of $80 million resulting from the sale of the stock of K&F Industries, Inc. ("K&F"), net of expenses.

     For 1998, the Company recorded an income tax benefit of 15.1% on its loss before income taxes, while for 1997, the Company recorded an income tax provision of 27.5% on income before income taxes. The benefit rate for 1998 is lower than the provision rate for 1997 primarily because of the Loral CyberStar non-deductible amortization of costs in excess of net assets acquired in the current year.

     The minority interest benefit in 1998 primarily reflects the reduction of CyberStar LP's loss attributed to CyberStar LP's other investor, who owned 17.6% as of December 31, 1998. The minority interest expense in 1997 also reflects the reduction of SS/L's income attributed to other partners' partial ownership in SS/L until Loral acquired the remaining 49% in February 1997, as compared to Loral's full ownership of SS/L in 1998 for the entire year.

     The equity in net loss of affiliates was $120 million in 1998 compared to $49 million in 1997. Loral's share of Globalstar's losses was $67 million in 1998 compared to $41 million in 1997. This increase was primarily due to Globalstar's increased development and start-up costs and Loral's increased ownership percentage in Globalstar in 1998 (42.6% as of December 31, 1998 versus 40.1% as of December 31, 1997) and Loral's proportionate share of a charge taken by Globalstar in 1998 as a result of a Zenit launch failure. Loral's share of Satmex's loss was $16 million and $6 million for the year ended December 31, 1998 and the period November 17, 1997 through December 31, 1997, respectively. Also included as equity in net loss of affiliates for 1998 is Loral's share of Europe*Star's losses, SkyBridge Limited Partnership's loss, net of the related tax benefit, and losses from other affiliates (see Note 7 to Loral's consolidated financial statements).

     Preferred distributions of $46 million and $26 million for the years ended December 31, 1998 and 1997, relate to the Series C Preferred Stock. The increase in 1998 reflects a full year of preferred distributions versus a partial year in 1997. The Series C Preferred Stock was issued in June 1997.

     As a result of the above, net loss applicable to common stockholders for 1998 was $185 million or $0.68 per basic and diluted share, compared to net income of $14 million or $0.06 per basic and diluted share, for 1997. Diluted weighted average shares were 273.4 million for 1998 and 243.6 million for 1997. This increase was primarily due to the 23 million shares issued to the public and the 18 million shares issued to acquire Loral CyberStar in 1998.

RESULTS BY OPERATING SEGMENT

  Fixed Satellite Services

     FSS revenue (consisting of Loral Skynet, 100% of Satmex, and Loral CyberStar's revenues from leasing) increased to $342 million in 1999, from $254 million and $83 million in 1998 and 1997, respectively. EBITDA on the same basis increased to $193 million in 1999, from $171 million in 1998 and $52 million in 1997, respectively. In 1999, our FSS fleet increased to 10 operational satellites in-orbit, from five at the end of 1998. EBITDA margins are expected to increase in 2000, as utilization grows on the new satellites added to our fleet, without a proportionate growth in costs. Funded backlog for the fixed satellite services segment totaled $1.5 billion at the end of 1999, almost double the $746 million in backlog at year-end 1998, including intercompany backlog of $3 million and $6 million in 1999 and 1998, respectively, and affiliate backlog of $364 million and $133 million for Satmex in 1999 and 1998, respectively. The average contract length of funded backlog has grown from approximately 3.5 years at December 31, 1998, to approximately 4.5 years at December 31, 1999. Approximately $340 million of the 1999 funded backlog is expected to be realized in 2000. Capital expenditures for 1999 were approximately $575 million, which included $6 million and $150 million for Satmex and Europe*Star, respectively. In 2000, capital expenditures are expected to decrease, due to lower satellite spending.

     During the fourth quarter of 1998, Loral completed its integration plan for Loral CyberStar and transferred management of Loral CyberStar's satellite capacity leasing and satellite operations to Loral

Skynet, effective January 1, 1999. In addition to increasing the operational efficiency, capacity, flexibility and marketing reach of Loral's FSS services, the realignment permits Loral CyberStar to focus on and leverage its experience in the global broadband data services market.

  Broadband Data Services

     In order to align all of Loral's resources and activities in the developing broadband data services area, CyberStar LP's broadband business and Loral CyberStar's Internet and corporate data networking businesses have been reorganized and in 1999 began reporting to a group vice president. This alignment allows the business units to take advantage of the synergies they share. The reported results for the broadband data services segment include Loral CyberStar's operations relating to the provisioning of broadband data services, exclusive of transponder leasing, along with the results of CyberStar LP.

     Revenues for the broadband data services segment increased to $85 million in 1999 from $40 million in 1998, primarily from Loral CyberStar's corporate data networking and Internet and intranet services businesses and from its acquisition of Global Access Services ("Global Access") in July 1999. EBITDA before development and start-up costs in 1999 was a loss of approximately $8 million versus a loss of $13 million in 1998. Total development and start-up costs for CyberStar LP were $27 million (including $11 million of asset disposals resulting from changes in technology supporting its business strategy), $33 million and $33 million for 1999, 1998 and 1997, respectively. As of December 31, 1999 and 1998, funded backlog for the segment was $236 million and $147 million, respectively, which was all from external sources. Approximately $85 million of 1999 external funded backlog is expected to be realized in 2000. Capital expenditures in 1999 were approximately $19 million and are estimated to increase in 2000 (see Liquidity and Capital Resources).

  Satellite Manufacturing and Technology

     Revenues at SS/L, the Company's satellite manufacturing and technology subsidiary, before intercompany eliminations, were approximately $1.4 billion in 1999, 1998 and 1997, respectively. EBITDA in 1999, before intercompany eliminations and a $44 million charge, grew to $146 million from $118 million in 1998. The $44 million charge pertains to an agreement reached with ChinaSat to extend the delivery date of a satellite and other modifications to the contract in return for two 36 MHz and one 54 MHz transponders on Telstar 10/Apstar IIR (see Liquidity and Capital Resources). After the charge, EBITDA for 1999 was $102 million. EBITDA in 1998 rose to $118 million from $111 million in 1997. Funded backlog for SS/L as of December 31, 1999 and 1998 was $1.3 billion and $1.5 billion, respectively, including intercompany backlog of $256 million in 1999 and $111 million in 1998. Approximately $800 million of the 1999 funded backlog is expected to be realized in 2000. Revenues recorded under contracts with Globalstar for the years ended December 31, 1999, 1998 and 1997 were $360 million, $599 million and $408 million, respectively. Capital expenditures for 1999 were approximately $30 million and are estimated to increase moderately in 2000.

  Global Mobile Telephone Service

     Loral manages and is the largest equity owner of Globalstar, Loral's global mobile telephone service segment. Through December 31, 1999, Globalstar was a development stage partnership. Globalstar's development and start-up costs were $184 million in 1999 as compared to $145 million in 1998 and $87 million in 1997. The rise in costs in 1999 is due to increased development costs, marketing, general and administrative costs and launch related costs. Globalstar has expended significant funds for the construction, testing and deployment of the Globalstar system and expects deployment and system enhancement costs to continue throughout 2000. As a result of commencing commercial operations in the first quarter of 2000, Globalstar will start recognizing depreciation expense on the Globalstar system and will stop capitalizing interest on the Globalstar system under construction.

ACQUISITIONS AND INVESTMENTS IN AFFILIATES

     The Company commenced operations in 1996 with equity holdings in SS/L, Globalstar and K&F. From 1997 through 1999, Loral accelerated its transformation from a company with extensive equity investments, to a major satellite manufacturer and provider of satellite services by making a number of acquisitions and investments that significantly affected its results of operations and financial condition.

  Fixed Satellite Services

     Loral Skynet

     On March 14, 1997, Loral acquired Loral Skynet for $462.1 million in cash. The acquisition was accounted for as a purchase and the results of Loral Skynet have been consolidated by Loral from March 14, 1997.

     Loral CyberStar

     On March 20, 1998, Loral acquired all of the outstanding stock of Orion Network Systems, Inc. in exchange for Loral common stock. Loral issued 18 million shares of its common stock and assumed existing exercisable Orion options and warrants to purchase an aggregate of 1.4 million shares of Loral common stock. The resulting purchase price was $472.5 million. In November 1999, Orion changed its name to Loral CyberStar, Inc. Loral accounted for the acquisition as a purchase and its consolidated financial statements reflect the results of operations of Loral CyberStar from April 1, 1998.

     Satmex

     In connection with the privatization by the Mexican Government of its fixed satellite services business, Loral and Principia, S.A. de C.V. ("Principia"), formerly known as Telefonica Autrey, S.A. de C.V., formed a joint venture, Firmamento Mexicano, S.A. de R.L. de C.V. ("Holdings"). On November 17, 1997, Holdings acquired 75% of the outstanding capital stock of Satmex for $646.8 million. The purchase price was financed by a Loral equity contribution of $94.6 million, a Principia equity contribution of $50.9 million and debt originally issued by Servicios Corporativos Satelitales, S.A. de C.V. ("Servicios"), a wholly owned subsidiary of Holdings. As part of the acquisition Servicios also agreed to issue a seven-year Government Obligation ("Government Obligation") to the Mexican Government in consideration for the assumption by Satmex of the debt incurred by Servicios in connection with the acquisition. The Government Obligation had an initial face amount of $125 million, which accretes at 6.03% and expires in December 2004. The debt of Satmex and Holdings is non-recourse to Loral and Principia. However, Loral and Principia have agreed to maintain assets in a collateral trust in an amount equal to the value of the Government Obligation through December 30, 2000 and, thereafter, in an amount equal to 1.2 times the value of the Government Obligation until maturity. As of December 31, 1999, Loral and Principia have pledged their respective shares in Holdings in such trust. Loral has a 65% economic interest in Holdings and a 49% indirect economic interest in Satmex. Loral has accounted for Satmex using the equity method since November 17, 1997.

     On March 30, 1999, Loral acquired 577,554 shares of preferred stock of Satmex at a purchase price of $30.3 million. The preferred stock has limited voting rights, pays a dividend in limited voting common stock of Satmex and is exchangeable, at Satmex's option, into limited voting common stock of Satmex based upon a predetermined exchange ratio.

     Europe*Star

     In December 1998, Loral finalized its strategic partnership with a subsidiary of Alcatel to jointly build and operate Europe*Star, a geostationary satellite system designed to provide broadcast and telecommunications services to Europe, the Middle East, Southeast Asia, India, and South Africa. Alcatel serves as the primary contractor of the Europe*Star turnkey system, while SS/L is providing the satellite bus and will test and integrate the satellites. Europe*Star is a member of the Loral Global Alliance of FSS providers, which is led by Loral Skynet. Through December 31, 1999, Loral has invested $66 million in Europe*Star.

  Broadband Data Services

     Loral CyberStar -- see Loral CyberStar above.

     On July 31, 1999, CyberStar LP acquired Global Access, a business television unit of Williams Communications, Inc., for approximately $11 million in cash. Loral has accounted for the acquisition as a purchase and its consolidated financial statements include the results of Global Access from August 1, 1999. Global Access provides business television, video conferencing and other communication services to companies in various parts of the world, including Europe, South Africa, Australia, Asia and the Americas, through networks operated in Singapore, Dallas, London and Johannesburg.

  Satellite Manufacturing and Technology

     SS/L

     In February 1997, Loral agreed to increase its ownership in SS/L to 100% by acquiring the remaining 49% of the common stock of SS/L held by four international aerospace and communications companies for $374 million in cash and Loral securities. The acquisition of the remaining equity interest in SS/L was accounted for as a purchase. Loral's consolidated financial statements for the year ended December 31, 1997 reflect the results of operations of SS/L from January 1, 1997 and the elimination of the minority interest of the SS/L equity not owned by Loral during the period. Prior to January 1, 1997, SS/L was accounted for using the equity method of accounting.

  Global Mobile Telephone Service

     Globalstar and GTL

     In each of 1998 and 1997, GTL effected a two-for-one stock split to shareholders in the form of a 100% stock dividend. As a result, all GTL share amounts are represented by equivalent partnership interests on an approximate four-for-one basis.

     Loral's original investment in Globalstar was made in 1994 in connection with its formation. Loral has continued to make investments in Globalstar since its inception, including the following transactions during the three years ended December 31, 1999:

     - In 1996, Loral purchased $102.5 million principal amount of GTL's 6 1/2% Convertible Preferred Equivalent Obligations for $99.4 million. On April 30, 1998, these securities were converted into 6,832,030 shares of GTL common stock, including shares issued in satisfaction of a required interest make-whole payment.

     - In March 1997, Loral exercised warrants to purchase 4,550,088 shares of GTL common stock at $6.63 per share, which were received in connection with Loral's partial guarantee of a $250 million Globalstar Credit Agreement. In April 1997, Loral exercised rights to purchase an additional 700,696 shares of GTL common stock at $6.63 per share distributed to the existing shareholders of GTL. The aggregate purchase price paid was $34.8 million.

     - During 1997, Loral acquired 2,748,372 Globalstar ordinary partnership interests from other Globalstar partners for $122.3 million in cash and 1,255,684 shares of Loral common stock.

     - In July 1998, Loral purchased 4.2 million Globalstar ordinary partnership interests from certain founding service providers for $420 million in cash. Concurrently, Loral sold 8.4 million shares of GTL common stock to persons or entities advised by or associated with Soros Fund Management LLC for $245 million in cash. As a result of this sale, Loral recognized a gain of approximately $35 million, which is included in gain on investments, net in the consolidated statement of operations.

     - In November 1998, Loral acquired 276,000 Globalstar ordinary partnership interests from other Globalstar partners in exchange for 717,600 shares of GTL common stock.

     - In January 1999, Loral purchased $150 million principal amount of GTL's 8% Series A convertible preferred stock, which is convertible into 6,449,865 shares of GTL's common stock.

     - In November 1999, Loral purchased 103,187 shares of GTL common stock for $2.7 million.

TAXATION

     Loral, as a Bermuda company, may be subject to U.S. federal, state and local income taxation at regular corporate rates on any income that is effectively connected with the conduct of a U.S. trade or business. When such income is deemed removed from the U.S. business, it is subject to an additional 30% "branch profits" tax. Loral expects that a significant portion of its worldwide income will be from non-U.S. sources and will not be effectively connected with a U.S. trade or business. The United States Treasury Department is, however, engaged in a project to draft and propose regulations that may recharacterize a substantial portion of Loral's income as derived from U.S. sources and as effectively connected with a U.S. trade or business so as to subject that income to regular U.S. Federal income tax and a 30% branch profits tax. The Company cannot predict the outcome of that regulatory project.

     Any portion of the Company's income from sources outside the United States, realized through Globalstar or otherwise, may be subject to taxation by foreign countries and the extent to which these countries may require the Company to pay tax or to make payments in lieu of tax cannot be determined in advance. However, based upon the Company's review of current tax laws, including applicable international tax treaties of certain countries that the Company believes to be among our key potential markets, the Company expects that a significant portion of the Company's worldwide income will not be subject to tax by Bermuda or by the other foreign countries from which the Company derives income.

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

  Debt

     In January 1999, Loral completed a private offering of senior notes, raising approximately $350 million from selling 9.5% senior notes due 2006, of which a portion was used to invest in $150 million face amount of GTL's $350 million offering of GTL Series A Preferred Stock, thereby maintaining Loral's prior proportionate ownership position in Globalstar.

     The Amended and Restated Credit Agreement, dated as of November 10, 1999, among Loral SpaceCom Corporation ("Loral SpaceCom"), SS/L and the banks party thereto (the "Credit Agreement"), provides for a $275 million term loan facility, a $500 million revolving credit facility, of which up to $175 million can be used for letters of credit and a separate $75 million letter of credit facility. The facility is secured by the stock of Loral SpaceCom Corporation and SS/L, and contains various covenants, including an interest coverage ratio, debt to capitalization ratios and restrictions on cash transfers to its parent. As of December 31, 1999, there was $670 million of borrowings outstanding under this credit facility.

     The Company had outstanding letters of credit of approximately $118 million and $99 million as of December 31, 1999 and 1998, respectively. The Company also had a $12.5 million Canadian Dollar letter of credit outstanding at December 31, 1999.

     Loral CyberStar's outstanding debt as of December 31, 1999, of $965 million, is non-recourse to Loral, and includes certain restrictions on Loral CyberStar's ability to pay dividends or make loans to Loral. The accreted principal value of Loral CyberStar's senior notes and senior discount notes was $821 million at December 31, 1999.

  Equity

     On February 18, 2000, Loral sold $400 million of 6% convertible redeemable preferred stock due 2007 in an offering exempt from registration. The preferred stock is convertible into approximately 20.2 million shares of common stock at a conversion price of $19.83 per share. Loral intends to apply the proceeds from the sale of the preferred stock for general corporate purposes, including investment in its broadband strategy and expansion of the Loral Global Alliance by acquisition of additional satellites and orbital slots.

     In February 2000, Loral and Lockheed Martin Corporation ("Lockheed Martin") filed certain notices under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in connection with Lockheed Martin's plan to convert its 45,896,977 shares of Loral's Series A preferred stock into an equal number of shares of Loral common stock. The waiting period expired on March 5, 2000 and, accordingly, Lockheed Martin is now free to convert the Series A preferred stock at any time. In February 2000, Loral and Lockheed Martin also entered into an agreement pursuant to which Lockheed Martin agreed that it will not sell any of the Series A preferred stock or the Loral common stock into which it is convertible before May 19, 2000. Loral has agreed to use its best efforts to cause a registration statement relating to the common stock issuable upon conversion of the Series A preferred stock to be effective on or before May 19, 2000 and to maintain its effectiveness for at least 12 months thereafter. Loral has also agreed that it will refrain from selling equity securities in the public markets for its own account until the six month anniversary of the effective date of such registration statement.

  Cash

     As of December 31, 1999, Loral had $240 million of cash and cash equivalents. Loral intends to utilize its existing capital base and access to the capital markets to construct and operate additional satellites, make additional investments in Globalstar and Globalstar service provider opportunities, invest in its other core businesses, expand the Loral Global Alliance and pursue its broadband strategy.

  Restricted and Segregated Cash

     As of December 31, 1999, Loral CyberStar had approximately $50 million of restricted cash for interest payments on its senior notes and $137 million of segregated cash to be applied towards a portion of the final payment on the purchase of Telstar 10/Apstar IIR. Segregated cash increased as of December 31, 1999, as a result of receiving the insurance proceeds from the Orion 3 launch failure.

  Fixed Satellite Services

     Loral Skynet

     Loral Skynet currently has four high-power satellites in orbit, including Telstar 7, which was launched in September 1999 aboard an Ariane launch vehicle and started revenue generating service in November 1999. Loral intends to expand Loral Skynet's business to become a worldwide satellite service provider through the construction of additional satellites.

     Loral CyberStar

     Loral CyberStar currently has three satellites in orbit (Telstar 11, Telstar 12 and Telstar 10/Apstar IIR). Telstar 12, originally intended to operate at 12 degrees W.L., was launched aboard an Ariane launch vehicle in October 1999 into the orbital slot located at 15 degrees W.L., and commenced operations in January 2000. Under an agreement reached with Eutelsat, Loral CyberStar agreed to operate Telstar 12 at 15 degrees W.L. while Eutelsat continues to develop its services at 12.5 degrees W.L. Eutelsat has in turn agreed not to use its 14.8 degrees W.L. orbital slot and to assert its priority rights at such location on Loral CyberStar's behalf. As part of this coordination effort, Loral CyberStar agreed to provide to Eutelsat four 54 MHz transponders on Telstar 12 for the life of the satellite. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, Loral continues to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees W.L. If these discussions are not successful, Telstar 12's useable capacity may be reduced.

     On May 4, 1999, the Orion 3 satellite was placed into a lower-than-expected orbit after its launch on a Delta III rocket. According to Boeing, the Delta III rocket apparently failed to complete its second stage burn, and, as a result, the satellite, manufactured by Hughes Space and Communications Corporation, achieved an orbit well below the planned final altitude. As a result, the satellite cannot be used for its intended purpose.

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

     To replace Orion 3, on September 28, 1999, Loral CyberStar purchased from APT Satellite Company Limited ("APT") the rights to all transponder capacity and existing customer leases on the Apstar IIR satellite (except for one C-band transponder retained by APT), and renamed the satellite the Telstar 10/Apstar IIR satellite, for approximately $273 million. Telstar 10/Apstar IIR, which was manufactured by SS/L, was launched in October 1997 and as of September 28, 1999, had an expected remaining useful life of 13 years. Loral CyberStar has full use of the transponders for the remaining life of Telstar 10/Apstar IIR. Located at
76.5 degrees E.L., Telstar 10/Apstar IIR covers a region that includes Asia, Europe, Africa and Australia, which represents over 75% of the world's population. Under the purchase agreement, Loral CyberStar will also have the option to lease from APT replacement satellites upon the end of life of Telstar 10/Apstar IIR.

     As of December 31, 1999, Loral CyberStar had made payments of approximately $91 million to APT and paid approximately $182 million in March 2000. Insurance proceeds from the Orion 3 failure were used to fund the initial payments made and a significant portion of the final payment.

     Based upon its current expectations for growth, Loral CyberStar anticipates it will have additional funding requirements over the next three years to fund the purchase of VSATs, senior note interest payments, other capital expenditures and other operating needs. Interest charges on the senior notes are fully provided for by restricted cash through July 2000. Loral CyberStar does not have a revolving credit facility. Accordingly, Loral CyberStar will need to secure funding from Loral, or raise additional financing. Sources of additional capital may include public or private debt, equity financings or strategic investments. To the extent that Loral CyberStar seeks to raise additional debt financing, its indentures limit the amount of such additional debt and prohibit Loral CyberStar from using Telstar 11, Telstar 12 and Telstar 10/Apstar IIR as collateral for indebtedness for money borrowed. If Loral CyberStar requires additional financing and is unable to obtain such financing from Loral or from outside sources in the amounts and at the times needed, there would be a material adverse effect on Loral CyberStar.

     Satmex

     Satmex currently has three satellites in orbit (Satmex 5, Solidaridad 1 and Solidaridad 2) and one satellite in inclined orbit (Morelos 2). On April 28, 1999, Solidaridad 1 experienced a loss of its primary satellite control processor. Service was restored after 14 hours, using the backup satellite control processor. Failure of the backup satellite control processor would result in the loss of Solidaridad 1, which would be fully covered by insurance.

     On March 31, 1999, Satmex redeemed $35 million of its secured floating rate notes using proceeds from the sale of preferred stock. On September 30, 1999, Satmex redeemed an additional $50 million of its secured floating rate notes. The related covenants of such debt restrict the ability of Satmex to pay dividends to Loral.

     On February 16, 2000, Satmex obtained amendments to certain of its debt agreements which adjust certain financial covenants. As a result, Satmex believes that its future operating cash flow and the availability of its revolving credit facility will be sufficient to service its interest and debt repayment requirements and ensure compliance with its debt agreements.

  Broadband Data Services

     Loral's broadband strategy will build on its existing resources to address both the expanding market for today's broadband services and to become a leading medium for delivery of even richer Internet content in the future. The Company's initial focus will be on two attractive opportunities for early market entry: consumer broadband services and streaming media services.

     Consumer Broadband Services. The Company plans to serve the growing consumer broadband services market, initially in North America, with an affordable, ubiquitous, two-way, high-speed Internet access service employing a hybrid satellite/fiber network. When fully deployed, this network will be capable of serving at least ten million homes and small businesses at downstream connection speeds of up to 1.5 megabits per second. In addition, the system will offer streaming multimedia in multicast mode at speeds of up to 30 megabits per second and at upstream connection speeds of at least 128 kilobits per second. The Company intends to serve as the "wholesaler" of this connectivity service to ISPs, cable companies, and telephone companies who will market and sell the service to their customers as a high-value extra feature in their own portfolio of services. The Company currently estimates that the required investment for the consumer broadband services business in North America will be approximately $3 billion, with the services implemented and the associated investments made in several phases.

     Streaming Media Services. The Company intends to exploit the technical advantages of satellites to deliver streaming media services more effectively than terrestrial alternatives. Instead of flooding the Internet with multiple point-to-point transmissions of these massive files, the Company's system will move content directly from its source via satellite to multiple servers located at the "edge of the net," near the end user. This should eliminate bottlenecks, improve quality, lower cost and expand content choices and applications. The Company plans to focus its marketing efforts initially on its existing base of ISP and corporate customers. The Company intends to enter three streaming media business segments: transport services to the "edge of the net" for content and applications service providers; content aggregation services for customers wishing to outsource their streaming media distribution process; and development of a portal tailored for businesses. The Company currently estimates the required investment for the streaming media services business at approximately $500 million.

     The Company is seeking strategic partners to enhance the establishment and prospects of both the planned consumer broadband and streaming media businesses. The Company expects that such third party strategic partners will bear a significant portion of the costs of these projects.

  Satellite Manufacturing and Technology

     SS/L

     Due to the long lead times required to produce purchased parts and launch vehicles, the Company has entered into various purchase commitments with suppliers. These commitments aggregated approximately $685 million as of December 31, 1999.

  Global Mobile Telephone Service

     Globalstar

     In January 1999, Globalstar sold to GTL seven million units (face amount of $50 per unit) of 8% convertible redeemable preferred partnership interests ("8% RPPIs"), in connection with GTL's offering of seven million shares (face amount of $50 per share) of GTL 8% Series A convertible redeemable preferred stock (the "GTL Series A Preferred Stock"). The GTL Series A Preferred Stock is convertible into shares of GTL common stock at a conversion price of $23.2563 per share. Loral purchased three million shares or $150 million face amount of the GTL Series A Preferred Stock offered. Dividends on the 8% RPPIs and the GTL Series A Preferred Stock accrue at 8% per annum and are payable quarterly.

     In July 1999, Globalstar and GTL filed a shelf registration statement (the "Shelf Registration Statement") with the SEC covering up to $500 million of securities. Under the Shelf Registration Statement, Globalstar may, from time to time, offer debt securities, which may be either senior or subordinated or secured or unsecured and GTL may, from time to time, offer shares of common stock, preferred stock or warrants, all at prices and on terms to be determined at the time of the offering.

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks for the build-out of the Globalstar system, of which $400 million was outstanding at December 31, 1999. The credit facility is guaranteed by Loral SatCom Ltd. and Loral Satellite, Inc., wholly owned subsidiaries of Loral. The guarantee is secured by the pledge of certain assets of Loral and its subsidiaries, including the stock of the guarantors and the Telstar 6 and Telstar 7 satellites. Based on third party valuations, management believes that the fair value of Telstar 6 and Telstar 7 is in excess of this $500 million credit agreement. As of December 31, 1999, the net book value of Telstar 6 and Telstar 7 was $392 million. The guarantee agreement contains customary financial covenants of the guarantors, including maintenance of a minimum collateral coverage ratio and maintenance of a combined minimum net worth and combined EBITDA. In addition, the guarantee agreement contains customary limitations on indebtedness, liens, fundamental changes, asset sales, dividends (except that the guarantors may pay dividends to their parents provided that combined aggregate cash on hand at the guarantors is at least equal to $50 million and the guarantors hold an intercompany note due from Loral for at least $100 million), investments, capital expenditures, creating liens other than those created pursuant to the guarantee and transactions with affiliates.

     In consideration for the guarantee, Loral received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $91 per interest, which were valued at $141 million (based on the guarantee provided). The exercise price was determined by reference to the fair market value of GTL's common stock on the closing date of the credit agreement, based on an approximate one partnership interest for four shares of GTL common stock exchange ratio. 50% of the warrants vested in February 2000. Assuming the guarantee remains in effect, an additional 25% will vest in August 2000 with the remaining 25% vesting in August 2001. The warrants expire in 2006. Globalstar may call the warrants after August 5, 2001 if GTL's common stock price exceeds $45.50 for a defined period.

     In December 1999, GTL completed a private offering of $150 million of 9% Series B convertible redeemable preferred stock (the "GTL Series B Preferred Stock"). GTL used the net proceeds from this offering to purchase 9% Series B convertible redeemable preferred partnership interests ("9% RPPIs") of Globalstar, the terms of which are generally similar to the terms of the GTL Series B Preferred Stock. Globalstar in turn is using such proceeds for the cost of the continued deployment of the Globalstar system and for general corporate purposes.

     In February 2000, GTL sold 8,050,000 shares of its common stock to the public under the Shelf Registration Statement. GTL used the net proceeds from the offering of approximately $268.5 million to purchase 1,987,654 ordinary partnership interests in Globalstar. Globalstar intends to use the offering proceeds for general corporate purposes, including: the acceleration of Globalstar's roll-out through increased support for service provider marketing activities and the funding of promotional discounts; development of new service features; and possible repayment of debt.

     SS/L has provided $330 million of billings deferred under its construction contracts with Globalstar; comprised of: $105 million of orbital incentives, of which $44 million was repaid in 1999 and $61 million is expected to be repaid in 2000; $90 million of vendor financing which bears interest at LIBOR plus 3% and is repayable over five years commencing in 2001; and $134 million of non-interest bearing vendor financing, due over five years in equal monthly installments, commencing in 2000. SS/L's terms with its subcontractors include $116 million of financing assumed by them, which is to be repaid on substantially similar terms (of which a portion is non-recourse to SS/L in the event of non-payment by Globalstar).

     In the first quarter of 2000, Globalstar commenced commercial service. Pursuant to the Globalstar partnership agreement, Loral is entitled to receive a managing partner's allocation of 2% of Globalstar's annual revenues under $500 million and 2.8% of annual revenues in excess of $500 million. Such allocation is reduced by 50% to the extent Globalstar has a net loss in any given year. Globalstar expects to spend $325 million for the enhancement of its system software, for the eight spare satellites being constructed by SS/L, and for financing provided to Globalstar's service providers to assist in the purchase of gateways, fixed access terminals and handsets (of which $231 million is expected to be received from the service providers as repayment of such financing). In addition, cash interest, preferred dividends and operating costs are expected to be approximately $125 million per quarter in 2000. Globalstar believes that its cash on hand ($329 million at February 29, 2000), available credit under its two credit facilities and vendor financing arrangements (approximately $425 million at February 29, 2000), service revenues and other anticipated cash inflows will be sufficient to cover its expected cash outflows provided that its $250 million credit facility is renegotiated. If Globalstar cannot renegotiate its $250 million credit facility, it believes it will be able to obtain additional funds. There can be no assurance, however, that such funds will be available on favorable terms or on a timely basis, if at all.

     Qualcomm Incorporated ("Qualcomm") has agreed to provide Globalstar $500 million of vendor financing (for which the terms of $400 million are still being finalized). In connection with the agreement, Qualcomm is expected to receive warrants to purchase Globalstar partnership interests comparable to those received by Loral pursuant to Loral's guarantee of Globalstar's $500 million credit facility (see above).

COMMITMENTS AND CONTINGENCIES

     In connection with the merger between Loral Corporation and Lockheed Martin, Lockheed Martin assumed approximately $206 million of the guarantee under Globalstar's $250 million credit agreement. The balance of $44 million of the guarantee was assumed by various Globalstar partners, including $11.7 million by SS/L. Loral has agreed to indemnify Lockheed Martin for its liability, if any, in excess of $150 million under its guarantee of the $250 million Globalstar credit agreement.

     Loral had a $115 million secured standby bank credit facility, which was undrawn as of December 31, 1999, supporting a guarantee of a $115 million term loan of an unaffiliated third party. The term loan was repaid by the unaffiliated third party on February 29, 2000, resulting in the expiration of the standby credit facility.

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

     In 1997, two satellites built by SS/L experienced solar array circuit failures. SS/L settled one of the customer's claims in 1999 and the other customer's claims in 1997. In late 1998, following the launch of an SS/L-built satellite sold to PanAmSat, a manufacturing error was discovered that affected the geographical coverage of the Ku-band transponders on the satellite. On January 6, 2000, PanAmSat filed an arbitration proceeding in connection with this error claiming damages of $225 million for lost profits, and increased sales and marketing costs. SS/L believes it has meritorious defenses to the claim and that its liability is limited to a loss of a portion of the applicable orbital incentives, the estimated impact of which is included in Loral's consolidated financial statements. PanAmSat has received a recovery from its insurance carrier that should reduce any damage claim. While this proceeding is in its very early stages, management believes that this matter will not have a material adverse effect on the financial condition or results of operations of Loral.

     SS/L is a target of a grand jury investigation being conducted by the office of the U.S. Attorney for the District of Columbia with respect to possible violations of export control laws that may have occurred in connection with the participation of SS/L employees on a committee formed in the wake of the 1996 crash of a Long March rocket in China and whose purpose was to consider whether studies of the crash made by the Chinese had correctly identified the cause of the failure. The Company is not in a position to predict the direction or outcome of the investigation. If SS/L were to be indicted and convicted of a criminal violation of the Arms Export Control Act, it would be subject to a fine of $1 million per violation and could be debarred from certain export privileges and, possibly, from participation in government contracts. Since many of SS/L's satellites are built for foreign customers and/or launched on foreign rockets, such a debarment would have a material adverse effect on SS/L's business, and therefore the Company. Indictment for such violations would subject SS/L to discretionary debarment from further export licenses. Under the applicable regulations, SS/L could be debarred from export privileges without being convicted of any crime if it is indicted for these alleged violations, and loss of export privileges would harm SS/L's business. Whether or not SS/L is indicted or convicted, SS/L remains subject to the State Department's general statutory authority to prohibit exports of satellites and related services if it finds a violation of the Arms Export Control Act that puts SS/L's reliability in question, and it can suspend export privileges whenever it determines that grounds for debarment exist and that such suspension "is reasonably necessary to protect world peace or the security or foreign policy of the United States."

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

     On December 23, 1998, the Office of Defense Trade Controls ("ODTC") of the U.S. Department of State temporarily suspended the previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. According to ODTC, the purpose of the temporary suspension is to permit that agency to review the agreement for conformity with newly enacted legislation (Section 74 of the Arms Export Control Act) with respect to the export of missile equipment or technology. SS/L has complied with ODTC's instructions, and believes that a review of the agreement will show that its terms comply with the new law. The ODTC, however, has not yet completed its review, and the scheduled launch date for ChinaSat-8 is being delayed. In December 1999, Loral reached an agreement with ChinaSat to extend the date for delivery of the ChinaSat-8 satellite to July 31, 2000. In return for this extension and other modifications to the contract, Loral has agreed to provide to the customer two 36 MHz and one 54 MHz transponders on Telstar 10/Apstar IIR for the life of those transponders. As a result, the Company recorded a net charge to earnings of $35 million. If the suspension is not lifted by July 31, 2000, ChinaSat could decide to terminate the contract. If such a termination were to occur, SS/L would have to refund advances received from ChinaSat ($134 million as of December 31, 1999) and may incur penalties of up to $13 million and believes it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer. There can be no assurance, however, that SS/L will be able to find such a replacement customer for the satellite or its Chinese launch vehicle. SS/L will record a charge to earnings of approximately $35 million if it is unable to find a replacement customer for this launch vehicle.

     In March 1999, jurisdiction for satellite licensing was transferred from the Commerce Department to the State Department and the State Department has issued regulations relating to the export of, and disclosure of technical information related to, satellites and related equipment. SS/L anticipates that obtaining licenses and technical assistance agreements under these new regulations will take more time and will be considerably more burdensome than in the past. Delays in obtaining the necessary licenses and technical assistance agreements may delay SS/L's performance on existing contracts, and, as a result, SS/L may incur penalties or lose incentive payments under these contracts. In addition, such delays may have an adverse effect on SS/L's ability to compete against foreign satellite manufacturers for new satellite contracts.

NET CASH PROVIDED BY/USED IN OPERATING ACTIVITIES

     Net cash used in operating activities for the year ended December 31, 1999 was $26 million, primarily due to increases in contracts-in-process of $85 million, deposits of $54 million and other assets of $64 million and a decrease in customer advances of $91 million. This was offset in part by the net loss as adjusted for non-cash operating items of $165 million, a decrease in inventories of $67 million and an increase in long-term liabilities of $61 million.

     Net cash provided by operating activities for the year ended December 31, 1998 was $87 million, primarily due to the net loss as adjusted for non-cash operating items of $108 million and increases in customer advances of $54 million, long-term liabilities of $52 million and accrued expenses and other current liabilities of $19 million, offset by increases in inventories of $91 million and contracts-in-process of $72 million.

NET CASH USED IN INVESTING ACTIVITIES

     Net cash used in investing activities for 1999 was $660 million, primarily as a result of $470 million of capital expenditures mainly for the construction of satellites, the $148 million cost of acquiring GTL Series A Preferred Stock, $44 million of capitalized interest on investments, $36 million of advances to affiliates and $107 million of other investments in affiliates, offset by a reduction in restricted and segregated cash of $156 million, used for the construction of Loral CyberStar satellites and interest payments on its senior notes.

     Net cash used in investing activities for 1998 was $556 million, primarily as a result of $489 million of capital expenditures mainly for the construction of satellites, the $175 million net cost of acquiring additional Globalstar partnership interests, $82 million of advances to affiliates, $25 million of capitalized interest on investments and $95 million of other investments in affiliates, offset by a reduction in restricted and segregated cash of $264 million, primarily used for the construction of Loral CyberStar satellites and interest payments on its senior notes and cash acquired in connection with the Loral CyberStar acquisition of $54 million.

NET CASH PROVIDED BY FINANCING ACTIVITIES

     Net cash provided by financing activities was $379 million in 1999, due primarily to the net proceeds of $344 million from the Company's issuance of 9.5% senior notes, net borrowings under the Company's revolving credit facility of $70 million and proceeds from equity transactions of $20 million, offset in part by debt repayments of $23 million and preferred dividends of $45 million.

     During 1998, net cash provided by financing activities was $789 million, due primarily to net proceeds from equity transactions of $634 million, net borrowings under the Company's credit facilities of $178 million and contributions from minority partners of $21 million, partially offset by preferred dividends of $45 million.

OTHER MATTERS

  Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Loral has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or financial position. Loral is required to adopt SFAS 133 on January 1, 2001.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Foreign Currency

     The Company has limited involvement with derivative financial instruments and does not use such instruments for trading purposes. The derivative financial instruments are used to manage foreign currency exchange risk.

     As of December 31, 1999, the Company had foreign currency exchange contracts (forwards and swaps) with several banks to purchase and sell foreign currencies, primarily Japanese yen, aggregating $106.3 million. Such contracts were designated as hedges of certain foreign contracts and subcontracts to be performed by SS/L through May 2006. The fair value of these contracts, based on quoted market prices as of December 31, 1999, was $104.6 million. As of December 31, 1999, deferred gains on forward contracts to sell foreign currencies, primarily yen, were $2.0 million and deferred losses on forward contracts to purchase foreign currencies, primarily yen, were $0.3 million.

     The Company is exposed to credit-related losses in the event of nonperformance by counter parties to these financial instruments, but does not expect any counter party to fail to meet its obligation.

     The maturity of foreign currency exchange contracts held as of December 31, 1999 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts and payments to vendors under subcontracts. These foreign exchange contracts mature as follows (in thousands):

                                        TO PURCHASE               TO SELL
AS OF DECEMBER 31, 1999             --------------------    -------------------
                                       AT          AT          AT         AT
             YEARS TO               CONTRACT     MARKET     CONTRACT    MARKET
             MATURITY                 RATE        RATE        RATE       RATE
             --------               --------    --------    --------    -------
1.................................  $ 62,077    $ 63,044    $16,166     $15,755
2 to 5............................     7,276       6,575     12,101      11,819
6 to 10...........................                            8,699       7,370
                                    --------    --------    -------     -------
                                    $ 69,353    $ 69,619    $36,966     $34,944
                                    ========    ========    =======     =======
AS OF DECEMBER 31, 1998             $108,900    $112,837    $88,631     $76,911
                                    ========    ========    =======     =======

     The decrease in the value of foreign currency contracts reflects progress towards completion of the underlying construction contracts.

  Interest

     As of December 31, 1999 and 1998, the fair value of the Company's long-term debt was estimated to be $1.55 billion and $1.4 billion, respectively, using quoted market prices. The long-term debt carrying value exceeded fair value by $443 million and $173 million as of December 31, 1999 and 1998, respectively. Market risk on debt is estimated as the potential increase in annual interest expense resulting from a hypothetical one percent increase in interest rates and amounts to $18 million and $15 million for 1999 and 1998, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Financial Statement Schedules on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Information required for this item is presented in the Company's 2000 definitive proxy statement which is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning the executive officers of Loral as of March 1, 2000.

            NAME               AGE                           POSITION
            ----               ---                           --------
Bernard L. Schwartz..........  74    Chairman of the Board of Directors and Chief Executive
                                     Officer since January 1996. Prior to that, Chairman and
                                     Chief Executive Officer of Old Loral since 1972.
Eric J. Zahler...............  49    President and Chief Operating Officer since February
                                     2000. Prior to that Executive Vice President since
                                     November 1999. Prior to that Senior Vice President,
                                     General Counsel and Secretary since February 1998. Prior
                                     to that, Vice President, General Counsel and Secretary
                                     since March 1996. Prior to that, Vice President and
                                     General Counsel of Old Loral since April 1992.
Michael P. DeBlasio..........  63    First Senior Vice President since September 1998. Prior
                                     to that, First Senior Vice President and Chief Financial
                                     Officer since February 1998. Prior to that, Senior Vice
                                     President and Chief Financial Officer since March 1996.
                                     Prior to that, Senior Vice President -- Finance of Old
                                     Loral since 1979.
Robert E. Berry..............  71    Senior Vice President since November 1996 and Chairman of
                                     Space Systems/Loral since September 1999. Prior to that,
                                     President of Space Systems/Loral since 1990.
Nicholas C. Moren............  53    Senior Vice President and Treasurer since February 1998.
                                     Prior to that, Vice President and Treasurer since March
                                     1996. Prior to that, Vice President and Treasurer of Old
                                     Loral since April 1991.
Richard J. Townsend..........  49    Senior Vice President and Chief Financial Officer since
                                     October 1998. Prior to that, Corporate Controller and
                                     Director of Strategy for ITT Industries since 1997. Prior
                                     to that, Vice President of Finance Worldwide Industries
                                     for IBM and various other financial management positions
                                     with IBM since 1979.
Laurence D. Atlas............  42    Vice President, Government
                                     Relations -- Telecommunications since May 1997. Prior to
                                     that, Associate Chief of the Common Carrier Bureau of the
                                     FCC since January 1995. Prior to that, Associate Chief of
                                     the FCC's Wireless Telecommunications Bureau since
                                     November 1994. Prior to that, associate in the law firm
                                     of Willkie Farr & Gallagher since 1982.
W. Neil Bauer................  53    Vice President since March 1998. Prior to that, Chief
                                     Executive Officer and President of Orion Network Systems,
                                     Inc. since September 1993.

            NAME               AGE                           POSITION
            ----               ---                           --------
Jeanette H. Clonan...........  51    Vice President -- Communications and Investor Relations
                                     since November 1996. Prior to that, Director -- Corporate
                                     Communications from June 1996. Prior to that, Vice
                                     President -- Corporate Relations of Jamaica Water
                                     Securities since September 1992.
Terry J. Hart................  53    Vice President since February 1998 and President of Loral
                                     Skynet since March 1997. Prior to that, Division Manager
                                     of AT&T Skynet Satellite Services since 1991.
Stephen L. Jackson...........  58    Vice President -- Administration since March 1997. Prior
                                     to that, Vice President -- Administration of Old Loral
                                     since 1978.
Avi Katz.....................  41    Vice President, General Counsel and Secretary since
                                     November 1999. Prior to that Vice President, Deputy
                                     General Counsel and Assistant Secretary since February
                                     1998. Prior to that, Deputy General Counsel and Assistant
                                     Secretary since August 1997. Prior to that, Associate
                                     General Counsel and Assistant Secretary since July 1996.
                                     Prior to that, associate in the law firm of Willkie Farr
                                     & Gallagher since 1987.
John Klineberg...............  61    Vice President of Loral and President of Space
                                     Systems/Loral since September 1999. Prior to that,
                                     Executive Vice President of Satellite Constellation
                                     Establishment of Globalstar since January 1998. Prior to
                                     that, Executive Vice President, Globalstar Program at
                                     Space Systems/Loral from 1995 to January 1998. Prior to
                                     that, a variety of technical and management positions
                                     with NASA, including Director of the Goddard Space Flight
                                     Center and NASA's Lewis Research Center.
Russell R. Mack..............  45    Vice President -- Business Ventures since February 1998.
                                     Prior to that, Director of Business Planning and
                                     Development since April 1996. Prior to that, Manager of
                                     Project Finance of Old Loral since July 1991.
Anthony J. Navarra...........  52    Vice President of Loral and President of Globalstar since
                                     September 1999 and President of GTL since February 2000.
                                     Prior to that, acting Chief Operating Officer of
                                     Globalstar since March 1999 and Executive Vice President
                                     of GTL since 1999. Prior to that, Vice President of GTL
                                     since 1995 and Executive Vice President, Strategic
                                     Development of Globalstar since March 1994.
Harvey B. Rein...............  46    Vice President and Controller since April 1996. Prior to
                                     that, Assistant Controller of Old Loral since 1985.
Thomas B. Ross...............  70    Vice President -- Government Relations since November
                                     1996. Prior to that, Vice President -- Corporate
                                     Communications from April 1996. Prior to that, Vice
                                     President -- Communications of Globalstar from May 1995
                                     to April 1996. Prior to that, Special Assistant to the
                                     President and Senior Director for Public Affairs of the
                                     National Security Council from April 1994 to May 1995 and
                                     Senior Vice President of Hill & Knowlton.
Janet T. Yeung...............  35    Vice President, Deputy General Counsel and Assistant
                                     Secretary since February 2000. Prior to that, Associate
                                     General Counsel and Assistant Secretary since November
                                     1999. Prior to that, Associate General Counsel since
                                     February 1998. Prior to that, associate in the law firm
                                     of Willkie Farr & Gallagher since September 1991.

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under Items 11, 12 and 13, is presented in the Company's 2000 definitive proxy statement which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1.  Financial Statements

                                                              PAGE
                                                              ----
Index to Financial Statements...............................  F-1
Loral Space & Communications Ltd.
  Independent Auditors' Report..............................  F-2
  Consolidated Balance Sheets as of December 31, 1999 and
     1998...................................................  F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998 and 1997.......................  F-4
  Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 1999, 1998 and 1997...........  F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997.......................  F-6
  Notes to Consolidated Financial Statements................  F-7
Globalstar, L.P.
  Independent Auditors' Report..............................  *
  Consolidated Balance Sheets as of December 31, 1999 and
     1998...................................................  *
  Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998 and 1997 and cumulative........  *
  Consolidated Statements of Partners' Capital and
     Subscriptions Receivable for the period March 23, 1994
     (commencement of operations) to December 31, 1999......  *
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997 and cumulative........  *
  Notes to Consolidated Financial Statements................  *
---------------
* Incorporated herein by reference from the Annual Report on Form
  10-K of Globalstar Telecommunications Limited and Globalstar,
  L.P. for the year ended December 31, 1999, pages F-1 through
  F-42.
     (a) 2.  Financial Statement Schedules
              Independent Auditors' Report..................  S-1
              Schedule I -- Condensed Financial Information
  of Registrant.............................................  S-2
              Financial statement schedules not listed are
              either not required or the information
              required is reflected in the consolidated
              financial statements.

     (a) 3.  Exhibits

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
      2.1  Restructuring, Financing and Distribution Agreement, dated as of January 7, 1996, among Loral Corporation, Loral
           Aerospace Holdings, Inc., Loral Aerospace Corp., Loral
           General Partner, Inc., Loral Globalstar L.P., Loral
           Globalstar Limited, the Registrant and Lockheed Martin
           Corporation(1)

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
      2.2  Amendment to Restructuring, Financing and Distribution
           Agreement, dated as April 15, 1996(1)
      2.3  Agreement for the Purchase and Sale of Assets dated as of
           September 25, 1996 by and between AT&T Corp., as Seller, and
           Loral Space & Communications Ltd., as Buyer(2)
      2.4  First Amendment to Agreement for the Purchase and Sale of
           Assets dated as of March 14, 1997 by and between AT&T Corp., as Seller, and Loral Space & Communications Ltd., as
           Buyer(3)
      2.5  Agreement and Plan of Merger dated as of October 7, 1997 by and among Orion Network Systems, Inc., Loral Space &
           Communications Ltd. and Loral Satellite Corporation(4)
      2.6  First Amendment to Agreement and Plan of Merger dated as of
           February 11, 1998 by and among Orion Network Systems, Inc.,
           Loral Space & Communications Ltd. and Loral Satellite
           Corporation(5)
      2.7  Second Amendment to Agreement and Plan of Merger dated as of
           March 20, 1998 by and among Orion Network Systems, Inc.,
           Loral Space & Communications Ltd. and Loral Satellite
           Corporation(12)
      3.1  Memorandum of Association(1)
      3.2  Memorandum of Increase of Share Capital(1)
      3.3  Third Amended and Restated Bye-laws+
      3.4  Schedule IV to the Third Amended and Restated Bye-laws+
      4.1  Rights Agreement dated March 27, 1996 between the Registrant and The Bank of New York, Rights Agent(1)
      4.2  Indenture dated as of January 15, 1999 relating to
           Registrant's 9 1/2% Senior Notes due 2006(14)
     10.1  Shareholders Agreement dated as of April 23, 1996 between
           Loral Corporation and the Registrant(1)
     10.1.1 Amended Shareholders Agreement dated as of March 29, 2000 between the Registrant and Lockheed Martin Corporation+
     10.2  Tax Sharing Agreement dated as of April 22, 1996 between
           Loral Corporation, the Registrant, Lockheed Martin
           Corporation and LAC Acquisition Corporation(1)
     10.3  Exchange Agreement dated as of April 22, 1996 between the
           Registrant and Lockheed Martin Corporation(1)
     10.4  Amended and Restated Agreement of Limited Partnership of
           Globalstar, L.P., dated as of January 26, 1999 among
           Loral/Qualcomm Satellite Services, L.P., Globalstar
           Telecommunications Limited, AirTouch Satellite Services,
           Inc., Dacom Corporation, Dacom International, Inc., Hyundai
           Corporation, Hyundai Electronics Industries Co., Ltd.,
           Loral/DASA Globalstar, L.P., Loral Space & Communications
           Ltd., San Giorgio S.p.A., TeleSat Limited, TE.S.AM and
           Vodafone Satellite Services Limited(14)
     10.4.1 Amendment dated as of December 8, 1999 to the Amended and
           Restated Agreement of Limited Partnership of Globalstar,
           L.P.(15)
     10.4.2 Amendment dated as of February 1, 2000 to the Amended and
           Restated Agreement of Limited Partnership of Globalstar,
           L.P.+
     10.5  Service Provider Agreements by and between Globalstar, L.P.
           and each of Loral General Partner, Inc. and Loral/DASA
           Globalstar, L.P.(8)
     10.6  Contract between Globalstar, L.P. and Space Systems/Loral,
           Inc.(8)
     10.7  1996 Stock Option Plan(1)++
     10.7.1 Amendment to 1996 Stock Option Plan(14)++
     10.8  Common Stock Purchase Plan for Non-Employee Directors(1)++
     10.9  Employment Agreement between the Registrant and Bernard L.
           Schwartz(1)++

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
     10.9.1 Amendment dated as of March 1, 1997 to Employment Agreement between the Registrant and Bernard L. Schwartz(12)++
     10.10 Registration Rights Agreement dated as of August 9, 1996 among Loral Space & Communications Ltd., Lehman Brothers
           Capital Partners II, L.P., Lehman Brothers Merchant Banking
           Portfolio Partnership L.P., Lehman Brothers Offshore
           Investment Partnership L.P. and Lehman Brothers Offshore
           Investment Partnership-Japan L.P.(9)
     10.11 Registration Rights Agreement dated November 6, 1996 relating to the Registrant's 6% Convertible Preferred
           Equivalent Obligations due 2006(6)
     10.12 Registration Rights Agreement (Series C Preferred Stock)
           dated as of March 31, 1997 between Loral Space &
           Communications Ltd. and Finmeccanica S.p.A. and dated as
           June 23, 1997 among Loral Space & Communications Ltd.,
           Aerospatiale SNI and Alcatel Espace(10)
     10.13 Registration Rights Agreement (Common Stock) dated as of
           June 23, 1997 among Loral Space & Communications Ltd.,
           Aerospatiale SNI and Alcatel Espace(10)
     10.14 Alliance Agreement dated as of June 23, 1997 among Loral
           Space & Communications Ltd., Aerospatiale SNI, Alcatel
           Espace and Finmeccanica S.p.A.(10)
     10.15 Principal Stockholder Agreement dated as of October 7, 1997 among Loral Space & Communications Ltd., Loral Satellite
           Corporation, Orion Network Systems, Inc. and certain Orion stockholders signatory thereto(4)
     10.16 Amended and Restated Credit and Participation Agreement,
           dated as of November 14, 1997, among Loral SpaceCom
           Corporation, Space Systems/Loral, Inc., the Banks parties
           thereto, Bank of America National Trust and Savings
           Association, as Administrative Agent, and Istituto Bancario
           San Paolo di Torino S.p.A, individually and as Italian
           Export Financing and Arranger and as Selling Bank(11)
     10.16.1 First Amendment dated as of May 7, 1998 to and of the
           Amended and Restated Credit and Participation Agreement,
           dated as of November 14, 1997, among Loral SpaceCom
           Corporation, Space Systems/Loral, Inc. and, the banks
           parties thereto(14)
     10.16.2 Second Amendment dated as of September 4, 1998 to and of the
           Amended and Restated Credit Agreement dated as of November
           14, 1997, among Loral SpaceCom Corporation, Space
           Systems/Loral, Inc. and the banks parties thereto.+
     10.16.3 Third Amendment dated as of July 12, 1999 to and of the
           Amended and Restated Credit Agreement dated as of November
           14, 1997, among Loral SpaceCom Corporation, Space
           Systems/Loral, Inc. and the banks parties thereto.+
     10.16.4 Fourth Amendment dated as of November 10, 1999 to and of the
           Amended and Restated Credit Agreement dated as of November
           14, 1997, among Loral SpaceCom Corporation, Space Systems/
           Loral, Inc. and the banks parties thereto.+
     10.17 Agreement of Limited Partnership of CyberStar, L.P. dated as of June 30, 1997(12)
     10.18 Purchase and Sale Agreement dated November 17, 1997 between the Federal Government of the United Mexican States and
           Corporativo Satelites Mexicanos, S.A. de C.V. for the
           purchase and sale of the capital stock of Satelites
           Mexicanos, S.A. de C.V. (English translation of Spanish
           original)(12)
     10.19 Amended and Restated Membership Agreement dated and
           effective as of August 21, 1998 among Loral Satmex Ltd. and
           Ediciones Enigma, S.A. de C.V. and Firmamento Mexicano, S.
           de R.L. de C.V.(14)

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
     10.20 Letter Agreement dated December 29, 1997 between Loral Space
           & Communications Ltd., Telefonica Autrey S.A. de C.V.,
           Donaldson, Lufkin & Jenrette Securities Corporation, Lehman
           Brothers Inc. and Lehman Commercial Paper Inc. and related
           Agreement between the Federal Government of United Mexican
           States, Telefonica Autrey, S.A. de C.V., Ediciones Enigma,
           S.A. de C.V., Loral Space & Communications Ltd., Loral
           Satmex Ltd. and Servicios Corporativos Satelitales, S.A. de
           C.V.(12)
     10.21 Shareholders Agreement dated December 7, 1998 by and among
           Alcatel SpaceCom, Loral Space & Communications Ltd., Dr.
           Jurgen Schulte-Hillen and EuropeStar Limited(14)
     10.22 Registration Rights Agreement dated as of January 21, 1999 relating to Registrant's 9 1/2% Senior Notes due 2006(14)
     10.23 Guarantee and Collateral Agreement dated as of August 5,
           1999, made by Loral Satcom Ltd. and Loral Satellite, Inc. in favor of Bank of America, National Association as Collateral
           Agent(16)
     10.24 Lease Agreement dated as of August 18, 1999 by and between
           Loral Asia Pacific Satellite (HK) Limited and APT Satellite
           Company Limited(17)
     10.25 Guarantee of Loral Space & Communications Ltd. dated August
           18, 1999(17)
     10.26 Registration Rights Agreement dated as of February 18, 2000 relating to Registrant's 6% Series D Convertible Redeemable
           Preferred Stock due 2007+
     12    Statement Re: Computation of Ratios+
     21    List of Subsidiaries of the Registrant+
     23    Consent of Deloitte & Touche LLP+
     27    Financial Data Schedule (EDGAR only)+
     99.1  Consolidated Financial Statements of Globalstar, L.P. and
           Independent Auditors' Report(13)

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

(14) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(15) Incorporated by reference from the Current Report on Form 8-K filed on December 21, 1999 by Globalstar Telecommunications Limited and Globalstar, L.P.

(16) Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 6, 1999.

(17) Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 23, 1999.

  +  Filed herewith.

  ++  Management compensation plan.

     (b) Reports on Form 8-K.

                  DATE OF REPORT                                 DESCRIPTION
                  --------------                                 -----------
    September 28, 1999  Item 5 -- Other Events   Lease Agreement relating to Apstar II-R

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LORAL SPACE & COMMUNICATIONS LTD.

                                          By:    /s/ BERNARD L. SCHWARTZ
                                            ------------------------------------
                                                    Bernard L. Schwartz
                                                 (Chairman of the Board and
                                                  Chief Executive Officer)
                                                    Date: March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              /s/ BERNARD L. SCHWARTZ                Chairman of the Board, Chief       March 29, 2000
---------------------------------------------------    Executive Officer and Director
                Bernard L. Schwartz                    (Principal Executive Officer)

                 /s/ HOWARD GITTIS                   Director                           March 29, 2000
---------------------------------------------------
                   Howard Gittis

                /s/ ROBERT B. HODES                  Director                           March 29, 2000
---------------------------------------------------
                  Robert B. Hodes

                 /s/ GERSHON KEKST                   Director                           March 29, 2000
---------------------------------------------------
                   Gershon Kekst

                /s/ CHARLES LAZARUS                  Director                           March 29, 2000
---------------------------------------------------
                  Charles Lazarus

              /s/ MALVIN A. RUDERMAN                 Director                           March 29, 2000
---------------------------------------------------
                Malvin A. Ruderman

               /s/ E. DONALD SHAPIRO                 Director                           March 29, 2000
---------------------------------------------------
                 E. Donald Shapiro

                /s/ ARTHUR L. SIMON                  Director                           March 29, 2000
---------------------------------------------------
                  Arthur L. Simon

              /s/ DANIEL YANKELOVICH                 Director                           March 29, 2000
---------------------------------------------------
                Daniel Yankelovich

              /s/ RICHARD J. TOWNSEND                Chief Financial Officer and        March 29, 2000
---------------------------------------------------    Senior Vice President
                Richard J. Townsend                    (Principal Financial Officer)

                /s/ HARVEY B. REIN                   Vice President and Controller      March 29, 2000
---------------------------------------------------    (Principal Accounting Officer)
                  Harvey B. Rein

                         INDEX TO FINANCIAL STATEMENTS

Loral Space & Communications Ltd. and Subsidiaries

  Independent Auditors' Report..............................  F-2
  Consolidated Balance Sheets as of December 31, 1999 and
     1998...................................................  F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998 and 1997.......................  F-4
  Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 1999, 1998 and 1997...........  F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997.......................  F-6
  Notes to Consolidated Financial Statements................  F-7

                          INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS OF LORAL SPACE & COMMUNICATIONS LTD.

     We have audited the accompanying consolidated balance sheets of Loral Space & Communications Ltd. (a Bermuda company) and its subsidiaries (collectively, the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
San Jose, California
February 22, 2000 (March 5, 2000 as to the second paragraph of Note 18)

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                                 ----          ----
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  239,865    $  546,772
  Restricted and segregated cash............................     187,315        50,180
  Accounts receivable, net..................................      47,899        23,637
  Contracts-in-process......................................     439,921       355,196
  Inventories...............................................     111,060       191,245
  Other current assets......................................      47,261        30,063
                                                              ----------    ----------
          Total current assets..............................   1,073,321     1,197,093
Property, plant and equipment, net..........................   1,884,975     1,667,508
Cost in excess of net assets acquired, net..................     946,781       966,260
Long-term receivables.......................................     167,464       161,977
Restricted and segregated cash..............................                    22,675
Investments in and advances to affiliates...................   1,098,003       938,551
Deposits....................................................     195,875       140,970
Other assets................................................     244,002       134,181
                                                              ----------    ----------
                                                              $5,610,421    $5,229,215
                                                              ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $   85,496    $   22,736
  Accounts payable..........................................     207,362       213,507
  Satellite purchase price payable..........................     181,928
  Accrued employment costs..................................      44,797        44,256
  Customer advances.........................................      67,725       158,192
  Accrued interest and preferred dividends..................      49,093        37,860
  Other current liabilities.................................      37,770        34,890
  Income taxes payable......................................      19,708        17,630
                                                              ----------    ----------
          Total current liabilities.........................     693,879       529,071
Deferred income taxes.......................................                    38,370
Pension and other postretirement liabilities................      51,601        50,470
Long-term liabilities.......................................     177,300       113,840
Long-term debt..............................................   1,913,826     1,533,039
Minority interest...........................................      23,151        28,704
Commitments and contingencies (Notes 7, 8, 11 and 13)
Shareholders' equity:
  Series A convertible preferred stock, $.01 par value;
     150,000,000 shares authorized, 45,896,977 shares
     issued.................................................         459           459
  Series B preferred stock, $.01 par value; 750,000 shares
     authorized and unissued................................
  6% Series C convertible redeemable preferred stock
     ($745,472 redemption value), $.01 par value; 20,000,000
     shares authorized, 14,909,437 shares issued............     735,437       735,437
  Common stock, $.01 par value; 750,000,000 shares
     authorized, 245,204,432 and 243,861,719 shares
     issued.................................................       2,452         2,439
  Paid-in capital...........................................   2,347,323     2,330,755
  Treasury stock, at cost; 174,195 shares...................      (3,360)       (3,360)
  Unearned compensation.....................................      (1,253)       (8,231)
  Retained deficit..........................................    (409,301)     (162,657)
  Accumulated other comprehensive income....................      78,907        40,879
                                                              ----------    ----------
          Total shareholders' equity........................   2,750,664     2,935,721
                                                              ----------    ----------
                                                              $5,610,421    $5,229,215
                                                              ==========    ==========

                See notes to consolidated financial statements.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                  YEARS ENDED DECEMBER 31,
                                                        --------------------------------------------
                                                            1999            1998            1997
                                                        ------------    ------------    ------------
Revenues from satellite sales.........................   $1,178,193      $1,117,721      $1,243,255
Revenues from satellite services......................      279,527         183,981          69,336
                                                         ----------      ----------      ----------
  Total revenues......................................    1,457,720       1,301,702       1,312,591
Costs of satellite sales..............................    1,071,063         995,401       1,127,863
Costs of satellite services...........................      225,874         134,473          44,077
Selling, general and administrative expenses..........      223,046         205,608         127,099
                                                         ----------      ----------      ----------
Operating income (loss)...............................      (62,263)        (33,780)         13,552
Interest and investment income........................       89,422          53,867          49,069
Interest expense......................................      (89,297)        (51,209)        (15,230)
Gain on investments, net..............................                        5,494          79,591
                                                         ----------      ----------      ----------
Income (loss) before income taxes, equity in net loss
  of affiliates and minority interest.................      (62,138)        (25,628)        126,982
Income tax expense (benefit)..........................      (32,516)         (3,871)         34,871
                                                         ----------      ----------      ----------
Income (loss) before equity in net loss of affiliates
  and minority interest...............................      (29,622)        (21,757)         92,111
Equity in net loss of affiliates......................     (177,819)       (120,417)        (49,037)
Minority interest.....................................        5,525           3,376          (3,070)
                                                         ----------      ----------      ----------
Net income (loss).....................................     (201,916)       (138,798)         40,004
Preferred dividends and accretion.....................      (44,728)        (46,425)        (26,315)
                                                         ----------      ----------      ----------
Net income (loss) applicable to common stockholders...   $ (246,644)     $ (185,223)     $   13,689
                                                         ==========      ==========      ==========
Earnings (loss) per share -- basic and diluted........   $    (0.85)     $    (0.68)     $     0.06
                                                         ==========      ==========      ==========
Weighted average shares outstanding:
  Basic...............................................      290,232         273,402         242,070
                                                         ==========      ==========      ==========
  Diluted.............................................      290,232         273,402         243,591
                                                         ==========      ==========      ==========

                See notes to consolidated financial statements.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                    (in thousands, except per share amounts)

                                                         6% SERIES C
                                       SERIES A          CONVERTIBLE
                                      CONVERTIBLE        REDEEMABLE
                                    PREFERRED STOCK    PREFERRED STOCK      COMMON STOCK
                                    ---------------   -----------------   ----------------
                                    SHARES            SHARES              SHARES              PAID-IN     TREASURY     UNEARNED
                                    ISSUED   AMOUNT   ISSUED    AMOUNT    ISSUED    AMOUNT    CAPITAL      STOCK     COMPENSATION
                                    ------   ------   ------   --------   -------   ------   ----------   --------   ------------
Balance January 1, 1997...........  45,897    $459                        191,092   $1,911   $1,058,822
Shares issued:
 Exercise of stock options and
   related tax benefits, net of
   shares tendered................                                            208       2         2,015   $(1,680)
 Employee savings plan............                                            352       4         6,997
 Acquisition of equity interest in
   SS/L...........................                     2,909   $149,600     8,043      80       130,820
 Acquisition of Globalstar
   partnership interests..........                                          1,256      13        17,474
 Mandatory exchange of Convertible
   Preferred Equivalent
   Obligations, net of unamortized
   issue costs....................                    12,000    583,282
Unearned compensation.............                                                                  249                $  (249)
Preferred dividends $3.00 per
 share............................
Accretion to redemption value.....                                  880
Net income........................
Other comprehensive income........
Comprehensive income..............
                                    ------    ----    ------   --------   -------   ------   ----------   -------      -------
Balance December 31, 1997.........  45,897     459    14,909    733,762   200,951   2,010     1,216,377    (1,680)        (249)
Shares issued:
 Common stock and vested options
   issued to acquire Loral
   CyberStar......................                                         17,969     179       468,846
 Unvested options issued to
   acquire Loral CyberStar........                                                                4,512                 (4,512)
 Loral CyberStar note conversion
   and fractional shares..........                                             32                    (5)
 Common stock sold to public,
   net............................                                         23,000     230       601,586
 Exercise of stock options and
   related tax benefits, net of
   shares tendered................                                            739       8         8,112    (1,680)
 Employee savings plan............                                          1,171      12        25,669
Unearned compensation.............                                                                5,658                 (5,658)
Amortization of unearned
 compensation.....................                                                                                       2,188
Preferred dividends $3.00 per
 share............................
Accretion to redemption value.....                                1,675
Net loss..........................
Other comprehensive income........
Comprehensive loss................
                                    ------    ----    ------   --------   -------   ------   ----------   -------      -------
Balance December 31, 1998.........  45,897     459    14,909    735,437   243,862   2,439     2,330,755    (3,360)      (8,231)
Shares issued:
 Exercise of stock options and
   related tax benefits...........                                            288       3         3,442
 Employee savings plan............                                            944       9        16,640
Forfeited unearned compensation...                                                               (3,755)                 3,755
Unearned compensation.............                                                                  240                   (240)
Amortization of unearned
 compensation.....................                                                                                       3,463
Preferred dividends $3.00 per
 share............................
Exercise of warrants for common
 stock............................                                            110       1             1
Net loss..........................
Other comprehensive income........
Comprehensive loss................
                                    ------    ----    ------   --------   -------   ------   ----------   -------      -------
Balance December 31, 1999.........  45,897    $459    14,909   $735,437   245,204   $2,452   $2,347,323   $(3,360)     $(1,253)
                                    ======    ====    ======   ========   =======   ======   ==========   =======      =======


                                                 ACCUMULATED
                                    RETAINED        OTHER           TOTAL
                                    EARNINGS    COMPREHENSIVE   SHAREHOLDERS'
                                    (DEFICIT)      INCOME          EQUITY
                                    ---------   -------------   -------------
Balance January 1, 1997...........  $   8,877                    $1,070,069
Shares issued:
 Exercise of stock options and
   related tax benefits, net of
   shares tendered................                                      337
 Employee savings plan............                                    7,001
 Acquisition of equity interest in
   SS/L...........................                                  280,500
 Acquisition of Globalstar
   partnership interests..........                                   17,487
 Mandatory exchange of Convertible
   Preferred Equivalent
   Obligations, net of unamortized
   issue costs....................                                  583,282
Unearned compensation.............
Preferred dividends $3.00 per
 share............................    (25,435)                      (25,435)
Accretion to redemption value.....       (880)
Net income........................     40,004
Other comprehensive income........                 $ 7,275
Comprehensive income..............                                   47,279
                                    ---------      -------       ----------
Balance December 31, 1997.........     22,566        7,275        1,980,520
Shares issued:
 Common stock and vested options
   issued to acquire Loral
   CyberStar......................                                  469,025
 Unvested options issued to
   acquire Loral CyberStar........
 Loral CyberStar note conversion
   and fractional shares..........                                       (5)
 Common stock sold to public,
   net............................                                  601,816
 Exercise of stock options and
   related tax benefits, net of
   shares tendered................                                    6.440
 Employee savings plan............                                   25,681
Unearned compensation.............
Amortization of unearned
 compensation.....................                                    2,188
Preferred dividends $3.00 per
 share............................    (44,750)                      (44,750)
Accretion to redemption value.....     (1,675)
Net loss..........................   (138,798)
Other comprehensive income........                  33,604
Comprehensive loss................                                 (105,194)
                                    ---------      -------       ----------
Balance December 31, 1998.........   (162,657)      40,879        2,935,721
Shares issued:
 Exercise of stock options and
   related tax benefits...........                                    3,445
 Employee savings plan............                                   16,649
Forfeited unearned compensation...
Unearned compensation.............
Amortization of unearned
 compensation.....................                                    3,463
Preferred dividends $3.00 per
 share............................    (44,728)                      (44,728)
Exercise of warrants for common
 stock............................                                        2
Net loss..........................   (201,916)
Other comprehensive income........                  38,028
Comprehensive loss................                                 (163,888)
                                    ---------      -------       ----------
Balance December 31, 1999.........  $(409,301)     $78,907       $2,750,664
                                    =========      =======       ==========

                See notes to consolidated financial statements.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        YEARS ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                  1999            1998            1997
                                                              ------------    ------------    ------------
Operating activities:
 Net income (loss)..........................................   $(201,916)      $ (138,798)    $    40,004
 Non-cash items:
   Gain on investments, net.................................                       (5,494)        (79,591)
   Equity in net loss of affiliates.........................     177,819          120,417          49,037
   Minority interest........................................      (5,525)          (3,376)          3,070
   Deferred taxes...........................................     (39,864)          (5,940)            419
   Non-cash interest and investment income..................     (22,877)         (14,249)         (1,739)
   Non-cash interest expense................................      33,758           20,474
   Depreciation and amortization............................     174,906          135,029          62,764
   Loss on ChinaSat agreement (Note 13).....................      35,492
   Loss on disposal of property, plant and equipment........      12,696
Changes in operating assets and liabilities, net of
 acquisitions:
 Accounts receivable, net...................................     (19,360)          (4,086)         (5,351)
 Contracts-in-process.......................................     (84,725)         (72,413)        (15,690)
 Inventories................................................      67,117          (90,897)        (23,753)
 Other current assets.......................................     (13,098)          14,450          (8,958)
 Deposits...................................................     (54,350)          14,000        (107,670)
 Long-term receivables......................................      (5,486)           6,662         (78,634)
 Other assets...............................................     (63,739)         (16,056)          9,616
 Accounts payable...........................................      (7,517)           9,048          27,845
 Accrued expenses and other current liabilities.............       8,128           19,432         (36,602)
 Income taxes payable.......................................       6,914           (8,322)         24,873
 Customer advances..........................................     (90,547)          54,090         (57,778)
 Long-term liabilities......................................      61,000           51,844          24,529
 Other......................................................       4,769              980
                                                               ---------       ----------     -----------
Cash (used in) provided by operating activities.............     (26,405)          86,795        (173,609)
                                                               ---------       ----------     -----------
Investing activities:
 Cash acquired in connection with Loral CyberStar
   acquisition..............................................                       53,801
 Acquisition of businesses, net of cash acquired............     (10,790)          (6,877)       (545,642)
 Proceeds from the sale of investment in affiliates, net....                      246,867          79,591
 Investments in and advances to affiliates..................    (335,377)        (624,079)       (312,305)
 Other assets...............................................                                      (45,715)
 Use and transfer of restricted and segregated cash.........     156,381          264,123
 Capital expenditures.......................................    (469,747)        (489,448)       (255,340)
                                                               ---------       ----------     -----------
Cash used in investing activities...........................    (659,533)        (555,613)     (1,079,411)
                                                               ---------       ----------     -----------
Financing activities:
 Proceeds from the issuance of 9.5% senior notes, net.......     343,875
 Proceeds from sale of common stock, net....................                      601,816
 Proceeds from other stock issuances........................      20,095           32,121           7,338
 Borrowings (repayments) under revolving credit facility,
   net......................................................      70,000          150,000          (4,000)
 Borrowings under note purchase facility....................      12,581           38,423          38,958
 Proceeds from issuance of term loan........................                                      275,000
 Repayments under term loan.................................     (18,750)
 Repayments under Export-Import facility....................      (2,146)          (2,146)         (2,146)
 Repayments of other long-term obligations..................      (1,896)          (7,819)
 Contributions from minority partners.......................                       21,398           9,100
 Preferred dividends........................................     (44,728)         (44,750)        (25,435)
                                                               ---------       ----------     -----------
Cash provided by financing activities.......................     379,031          789,043         298,815
                                                               ---------       ----------     -----------
Decrease (increase) in cash and cash equivalents............    (306,907)         320,225        (954,205)
Cash and cash equivalents -- beginning of period............     546,772          226,547       1,180,752
                                                               ---------       ----------     -----------
Cash and cash equivalents -- end of period..................   $ 239,865       $  546,772     $   226,547
                                                               =========       ==========     ===========
Non-cash activities:
 Common stock issued to acquire Loral CyberStar.............                   $  469,025
                                                                               ==========
 Unrealized gain on available-for-sale securities...........   $  38,909       $   32,988     $     7,275
                                                               =========       ==========     ===========
 Mandatory exchange of Convertible Preferred Equivalent
   Obligations..............................................                                  $   583,282
                                                                                              ===========
 Issuance of Series C Preferred Stock to acquire equity
   interest in SS/L.........................................                                  $   149,600
                                                                                              ===========
 Issuance of Loral common stock to acquire equity interest
   in SS/L and Globalstar partnership interests.............                                  $   148,387
                                                                                              ===========
 Deferred purchase price to acquire Globalstar partnership
   interests................................................                                  $    24,787
                                                                                              ===========
Supplemental information:
 Interest paid..............................................   $ 113,990       $   68,485     $    40,866
                                                               =========       ==========     ===========
 Taxes paid.................................................   $   1,480       $    9,789     $     8,901
                                                               =========       ==========     ===========

                See notes to consolidated financial statements.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND PRINCIPAL BUSINESS

     Loral Space & Communications Ltd. together with its subsidiaries ("Loral" or the "Company") is one of the world's leading satellite communications companies with substantial activities in satellite manufacturing and satellite-based communications services. Loral has assembled the building blocks necessary to provide a seamless, global networking capability for the information age. Loral is organized into four distinct operating segments (see
Note 16):

     Fixed Satellite Services ("FSS"): Leasing transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television ("DTH"), through the activities of Loral Skynet, Loral CyberStar, Inc. ("Loral CyberStar"), formerly Loral Orion, Inc., Satelites Mexicanos, S.A. de C.V. ("Satmex") and Europe*Star Limited ("Europe*Star"),

     Broadband Data Services: Business in development, providing managed communications networks and Internet and intranet services through Loral CyberStar and delivering high-speed broadband data communications and business television services through CyberStar, L.P. ("CyberStar LP"),

     Satellite Manufacturing and Technology: Designing and manufacturing satellites and space systems and developing satellite technology for a broad variety of customers and applications through Space Systems/Loral, Inc. ("SS/L"), and

     Global Mobile Telephone Service: Operating a 52-satellite constellation, including four in-orbit spares, that forms the backbone of a global telecommunications network designed to serve virtually every populated area of the world (the "Globalstar System") owned by Globalstar, L.P. ("Globalstar").

     Loral was formed to effectuate the distribution on April 23, 1996 of Loral Corporation's ("Old Loral") space and communications businesses (the "Distribution") to shareholders of Old Loral and holders of options to purchase Old Loral common stock pursuant to a merger agreement between Old Loral and Lockheed Martin Corporation ("Lockheed Martin").

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Loral, a Bermuda company, has a December 31 year-end. The consolidated financial statements for the years ended December 31, 1999, 1998 and 1997, include Loral and the consolidated results of SS/L, Loral Skynet from March 14, 1997 and Loral CyberStar from April 1, 1998 (see Note 4) and have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). All intercompany transactions have been eliminated.

     Investments in Satmex, Europe*Star and Globalstar as well as other affiliates are accounted for using the equity method. Income and losses of affiliates are recorded based on Loral's beneficial interest. Intercompany profit arising from transactions between affiliates is eliminated to the extent of the Company's beneficial interest. The excess carrying value of these investments over Loral's interest in the underlying net assets is being amortized in accordance with Loral's policy for costs in excess of net assets acquired and, if applicable, begins upon the commencement of commercial service of the affiliate. Advances to affiliates consist of amounts due under extended payment terms (prior year amounts have been reclassified to present information on a comparable basis). Equity in losses of affiliates is not recognized after the carrying value of the investment has been reduced to zero, unless guarantees or other obligations exist. In connection with Loral's investment in Globalstar and Europe*Star, Loral capitalizes interest cost on its investment, until such entities commence commercial operations. Certain of the Company's affiliates are in the development stage or will start commercial operations in the near future and are subject to the risks associated with new businesses.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of expenses reported for the period. Actual results could differ from estimates.

     A significant portion of Loral's satellite manufacturing and technology revenue is associated with long-term contracts which require significant estimates. These estimates include forecasts of costs and schedules, estimating contract revenue related to contract performance (including orbital incentives) and the potential for component obsolescence in connection with long-term procurements. Significant estimates also include the estimated useful lives of the Company's satellites and the amortization period of cost in excess of net assets acquired.

  Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

  Restricted and Segregated Cash

     In connection with the acquisition of Loral CyberStar, Loral acquired cash and cash equivalents which are restricted in use to the payment of interest on Loral CyberStar's senior notes and payments for satellite construction. At December 31, 1999 and 1998, Loral CyberStar held $50.0 million and $72.9 million, respectively, of restricted cash for interest payments on its senior notes and $137.3 million of segregated cash at December 31, 1999 to be used towards the final payment on the purchase of Telstar 10/Apstar IIR (see Note 6).

  Concentration of Credit Risk

     Financial instruments which potentially subject Loral to concentrations of credit risk consist principally of cash and cash equivalents, foreign exchange contracts and contracts-in-process and long-term receivables. Loral's cash and cash equivalents are maintained with high-credit-quality financial institutions. Historically, Loral's customers have been primarily large multinational corporations and U.S. and foreign governments for which the creditworthiness was generally substantial. In recent years, the Company has added commercial customers which include companies in emerging markets or the development stage, some of which are highly leveraged or partially funded. Management believes that its credit evaluation, approval and monitoring processes combined with negotiated billing arrangements mitigate potential credit risks with regard to the Company's current customer base.

  Accounts Receivable

     As of December 31, 1999 and 1998, accounts receivable was reduced by an allowance for doubtful accounts of $4.6 million and $2.5 million, respectively.

  Inventories

     Inventories consist principally of parts and subassemblies used in the manufacture of satellites which have not been specifically identified to contracts-in-process, and are valued at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) or average cost method.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line method for satellites, and related equipment, over the estimated useful lives of the related assets. Depreciation is provided primarily on an accelerated method for other owned assets over the estimated useful life of the related assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements.

     Costs incurred in connection with the construction and successful deployment of the Company's satellites and related equipment are capitalized. Such costs include direct contract costs, allocated indirect costs, launch costs, launch insurance and construction period interest. Capitalized interest related to the construction of satellites for the years ended December 31, 1999, 1998 and 1997 was $40.8 million, $34.7 million and $9.4 million, respectively. All capitalized satellite costs are amortized over the estimated useful life of the related satellite. The estimated useful life of the satellites, ranging from 12 to 18 years, was determined by engineering analyses performed at the in-service date. Satellite lives are reevaluated periodically. Losses from unsuccessful launches and in-orbit failures of the Company's satellites, net of insurance proceeds, are recorded in the period a loss occurs.

  Cost in Excess of Net Assets Acquired

     The excess of the cost of purchased businesses over the fair value of net assets acquired is primarily being amortized over 40 years using the straight-line method. Accumulated amortization was $58.9 million and $32.2 million as of December 31, 1999 and 1998, respectively.

  Valuation of Long-Lived Assets and Cost in Excess of Net Assets Acquired

     The carrying value of Loral's long-lived assets, and cost in excess of net assets acquired is reviewed for impairment whenever events or changes in circumstances indicate that an asset may not be recoverable. The Company looks to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

  Deposits

     Deposits primarily represent prepaid amounts on satellite launch vehicles which are expected to be utilized for the launch of customer or Company-owned satellites.

  Investments in Available-For-Sale Securities and Other Securities

     The Company's investment in Sirius Satellite Radio Inc. ("Sirius") (formerly known as CD Radio Inc.) and The Fantastic Corporation ("Fantastic") common stock are classified as available-for-sale, and are recorded at fair value, with the resulting unrealized gain or loss excluded from net income
(loss) and reported as a component of other comprehensive income (see Notes 3 and 12). As of December 31, 1999 and 1998, the Company owned approximately 1.9 million shares of Sirius, acquired at an average cost of $13.16 per share. As of December 31, 1999, the Company owned approximately 11,500 shares of Fantastic, acquired at an average cost of $218.53 per share. These investments are included in other long-term assets.

     The Company has made certain other investments in non-marketable equity securities which are included in other long-term assets. In the fourth quarter of 1998, the Company wrote-off certain non-strategic investments totaling $29.5 million, which were determined to have no future value to Loral.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Revenue Recognition

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

     Loral Skynet and Loral CyberStar provide satellite capacity under lease agreements that generally provide for the use of satellite transponders and, in certain cases, earth stations for periods generally ranging from one year to the life of the satellite. Some of these agreements have certain obligations, including providing spare or substitute capacity, if available, in the event of satellite failure. If no spare or substitute capacity is available, the agreement may be terminated. Revenue under transponder lease and broadband data services agreements is recognized as services are performed.

  Research and Development

     Independent research and development costs, which are expensed as incurred, were $64.7 million, $68.5 million and $56.8 million, respectively, for the years ended December 31, 1999, 1998 and 1997 and are included in selling, general and administrative expenses.

  Foreign Exchange Contracts

     Loral enters into foreign exchange contracts as hedges against exchange rate fluctuations of future accounts receivable and accounts payable under contracts-in-process which are denominated in foreign currencies. Realized and unrealized gains and losses on foreign exchange contracts designated as hedges are deferred and recognized over the lives of the related contracts-in-process.

  Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), Loral accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25").

  Income Taxes

     Loral Space & Communications Ltd. is subject to U.S. federal, state and local income taxation at regular corporate rates plus an additional 30% "branch profits" tax on any income that is effectively connected with

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) the conduct of a U.S. trade or business. U.S. subsidiaries are subject to regular corporate tax on their worldwide income.

     Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying tax rates in effect at the end of each year.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or financial position. The Company is required to adopt SFAS 133 on January 1, 2001.

  Reclassifications

     Certain reclassifications have been made to conform prior year amounts to the current year's presentation.

3.  OTHER COMPREHENSIVE INCOME

     The components of accumulated other comprehensive income are as follows (in thousands):

                                                                     YEARS ENDED
                                      AS OF DECEMBER 31,             DECEMBER 31,
                                      -------------------    ----------------------------
                                        1999       1998       1999       1998       1997
                                      --------   --------    -------    -------    ------
Cumulative translation adjustment...  $  (265)   $   616     $  (881)   $   616
Unrealized gains on
  available-for-sale securities.....   79,172     40,263      38,909     32,988    $7,275
                                      -------    -------     -------    -------    ------
Accumulated other comprehensive
  income............................  $78,907    $40,879     $38,028    $33,604    $7,275
                                      =======    =======     =======    =======    ======

4.  ACQUISITIONS

Fixed Satellite Services

     Loral Skynet

     On March 14, 1997, Loral acquired Loral Skynet from AT&T for $462.1 million in cash. The fair value of assets and liabilities recorded in connection with the purchase price allocation were $569.8 million and $107.7 million, respectively, including cost in excess of net assets acquired of $39 million. Loral's consolidated financial statements include the results of operations of Loral Skynet from the date of acquisition.

     Loral CyberStar

     On March 20, 1998, Loral acquired all of the outstanding stock of Loral CyberStar in exchange for Loral common stock. Loral issued 18 million shares of its common stock and assumed existing Loral CyberStar vested options and warrants to purchase 1.4 million shares of Loral common stock representing an aggregate

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

4.  ACQUISITIONS -- (CONTINUED)
purchase price of $472.5 million. The purchase price represented $447.7 million in excess of Loral CyberStar's net book value, which was primarily allocated to cost in excess of net assets acquired of $619.7 million, and a fair value adjustment of $153.4 million to increase the carrying value of Loral CyberStar's senior notes and senior discount notes. In addition, Loral agreed to assume Loral CyberStar's unvested employee stock options, which resulted in a new measurement date and an unearned compensation charge of $4.5 million, which is being amortized over the vesting periods of the options. Loral's consolidated financial statements include Loral CyberStar's results of operations from April 1, 1998.

  Broadband Data Services

     Loral CyberStar -- see Loral CyberStar above.

     On July 31, 1999, Loral's subsidiary, CyberStar LP, acquired Global Access, a business television unit of Williams Communications, Inc., for approximately $11 million in cash. Global Access provides business television, video conferencing and other communication services to companies in various parts of the world through networks operated in Singapore, Dallas, London and Johannesburg. Approximately $8.2 million of the purchase price was allocated to cost in excess of net assets acquired, which is being amortized over 10 years. Loral's consolidated financial statements include Global Access's results of operations from August 1, 1999.

  Satellite Manufacturing and Technology

     SS/L

     On April 1, 1996, Loral had an effective 32.7% interest in SS/L. In 1996, Loral made a strategic decision to increase its ownership in SS/L to 100%. The first step in implementing this decision was the acquisition by Loral in August 1996 of the 18.3% interest in SS/L owned by certain partnerships affiliated with Lehman Brothers (the "Lehman Partnerships"). In February 1997, Loral agreed to acquire the remaining 49% of the common stock of SS/L held by four international aerospace and communications companies (the "Alliance Partners") for $374 million. In March 1997, Loral acquired 24.5% of SS/L's common stock for $93.5 million in cash and $93.5 million of Loral's Convertible Preferred Equivalent Obligations ("CPEOs"). In June 1997, the Company acquired the remaining 24.5% of SS/L's common stock for $187 million in the form of 8,042,922 shares of Loral common stock and 1,063,663 shares of Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock"). The aggregate purchase price of the 67.3% interest in SS/L acquired by Loral in 1996 and 1997 was $493.2 million. The purchase price represented $174.4 million in excess of SS/L's proportionate net book value which was allocated primarily to the incremental value of SS/L's investment in Globalstar of $62.2 million and cost in excess of net assets acquired of $105.9 million. The consolidated financial statements include the results of operations of SS/L since January 1, 1997, with a reduction for the earnings attributed to the minority shareholders. Prior to this date, the Company accounted for its investment in SS/L using the equity method.

     The three former Alliance Partners who accepted Loral securities in exchange for their SS/L shares continue to have certain rights as strategic partners of SS/L for as long as they continue to hold at least 81.6% of their Loral securities; in return, the parties have agreed generally to operate as a team on satellite programs worldwide. Each strategic partner is permitted one representative on SS/L's seven member Board of Directors; certain corporate actions require the vote of at least five members of the Board. In 1998, two of the strategic partners merged to form one company; the resulting entity, however, continued to have the right to designate two representatives to SS/L's Board of Directors. In the event certain actions are approved by the Board over the objection of one of the strategic partners, the strategic partner can elect to sell its Loral securities in the open market within 30 days and be reimbursed for the amount, if any, such proceeds are less than the original value of the securities received. In addition, the strategic partners have a right of first offer at

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

4.  ACQUISITIONS -- (CONTINUED)
fair market value on SS/L shares in the event of a change of control (as defined) of either Loral or SS/L, including the right to use their Loral holdings as part of the SS/L purchase price.

     The above acquisitions were accounted for using the purchase method. The results of operations of Global Access are not considered material to the Company, accordingly, pro forma results have not been presented. Had the acquisition of Loral CyberStar occurred on January 1, 1998, the unaudited pro forma revenue, net loss applicable to common stockholders and related basic and diluted loss per share for the year ended December 31, 1998 would have been:
$1.3 billion, $205 million and $0.74, respectively. These results, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisition been consummated on January 1, 1998.

5.  CONTRACTS-IN-PROCESS AND LONG-TERM RECEIVABLES

     Contracts-in-Process

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
                                                            (IN THOUSANDS)
U.S. government contracts:
  Amounts billed.......................................  $  9,003    $  9,099
  Unbilled receivables.................................     6,965      11,543
                                                         --------    --------
                                                           15,968      20,642
                                                         --------    --------
Commercial contracts:
  Amounts billed.......................................   226,609     171,901
  Unbilled receivables.................................   197,344     162,653
                                                         --------    --------
                                                          423,953     334,554
                                                         --------    --------
                                                         $439,921    $355,196
                                                         ========    ========

     Unbilled amounts include recoverable costs and accrued profit on progress completed which has not been billed. Such amounts are billed upon shipment of the product, achievement of contractual milestones, or completion of the contract and are reclassified to billed receivables.

  Long-Term Receivables

     Billed receivables relating to long-term contracts are expected to be collected within one year. Loral classifies billings deferred and the orbital component of unbilled receivables expected to be collected beyond one year as long-term. Receivable balances related to satellite orbital incentive payments and billings deferred as of December 31, 1999 are scheduled to be received as follows (in thousands):

2000.............................................  $ 136,399
2001.............................................     13,079
2002.............................................     48,331
2003.............................................     36,619
2004.............................................     14,678
Thereafter.......................................     54,757
                                                   ---------
                                                     303,863
Less current portion included in
  contracts-in-process...........................   (136,399)
                                                   ---------
Long-term receivables                              $ 167,464
                                                   =========

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

6.  PROPERTY, PLANT AND EQUIPMENT

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1999          1998
                                                      ----------    ----------
                                                           (IN THOUSANDS)
Land and land improvements..........................  $   25,073    $   25,073
Buildings...........................................      72,216        61,539
Leasehold improvements..............................      19,289        16,906
Satellites in-orbit.................................   1,652,213       745,649
Satellites under construction.......................      77,370       690,661
Earth stations......................................      53,309        52,914
Equipment, furniture and fixtures...................     259,640       216,294
Other construction in progress......................      48,417        50,430
                                                      ----------    ----------
                                                       2,207,527     1,859,466
Accumulated depreciation and amortization...........    (322,552)     (191,958)
                                                      ----------    ----------
                                                      $1,884,975    $1,667,508
                                                      ==========    ==========

     On May 4, 1999, the Company's Orion 3 broadcast video and data communications satellite was placed into a lower-than-expected orbit after its launch on a Boeing Delta III rocket. According to Boeing, the Delta III rocket apparently failed to complete its second stage burn, and, as a result, the satellite, manufactured by Hughes Space and Communications Corporation, achieved an orbit well below the planned final altitude. As a result, the satellite cannot be used for its intended purpose.

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

     To replace Orion 3, on September 28, 1999, Loral CyberStar purchased from APT Satellite Company Limited ("APT") the rights to all transponder capacity and existing customer leases (except for one C-band transponder retained by APT) on the Telstar 10/Apstar IIR satellite, for $272.9 million. As of September 28, 1999, Telstar 10/Apstar IIR had an estimated remaining useful life of 13 years. Loral CyberStar has full use of the transponders for the remaining life of Telstar 10/Apstar IIR. Under the purchase agreement, Loral CyberStar will also have the option to lease from APT replacement satellites upon the end of life of Telstar 10/Apstar IIR.

     As of December 31, 1999, Loral CyberStar has made payments of approximately $91 million to APT and will pay approximately $182 million on March 27, 2000. Insurance proceeds from the Orion 3 failure were used to fund the initial payments made and will be used to fund a significant portion of the final payment. Loral has guaranteed Loral CyberStar's obligations to APT under the purchase agreement.

     Depreciation and amortization expense for property, plant and equipment was $139.9 million, $106.2 million and $52.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. Included in satellites in-orbit is the cost of satellite transponders where Loral has the rights to transponders for the remaining life of the related satellite, which amounted to $298.4 million at December 31, 1999. Accumulated depreciation and amortization as of December 31, 1999 includes $6.2 million, related to such transponder rights.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

7.  INVESTMENTS IN AND ADVANCES TO AFFILIATES

     Investments in and Advances to Affiliates consists of (in thousands):

                                                            DECEMBER 31,
                                                       ----------------------
                                                          1999         1998
                                                       ----------    --------
Globalstar, including advances of $219,823 and
  $184,311 at December 31, 1999 and 1998,
  respectively.......................................  $  878,140    $740,217
Satmex...............................................      70,747      74,159
Europe*Star..........................................      62,300      45,413
SkyBridge............................................                  14,053
Other affiliates.....................................      86,816      64,709
                                                       ----------    --------
                                                       $1,098,003    $938,551
                                                       ==========    ========

     Equity in net loss of affiliates consists of (in thousands):

                                                YEARS ENDED DECEMBER 31,
                                           ----------------------------------
                                             1999         1998         1997
                                           ---------    ---------    --------
Globalstar, net of tax benefit...........  $ (98,980)   $ (67,016)   $(40,877)
Satmex...................................    (33,403)     (16,317)     (6,396)
Europe*Star..............................     (4,833)      (3,624)
SkyBridge, net of tax benefit............    (13,211)     (25,465)     (1,764)
Other affiliates, net of tax benefit.....    (27,392)      (7,995)
                                           ---------    ---------    --------
                                           $(177,819)   $(120,417)   $(49,037)
                                           =========    =========    ========

     The consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                               1999        1998        1997
                                             --------    --------    --------
Revenues from satellite sales..............  $409,431    $623,668    $420,370
Interest and investment income.............    30,052       8,464       8,390
Interest expense capitalized on development
  stage entities...........................    43,548      25,417      13,187
Elimination of Loral's proportionate share
  of intercompany profits..................     4,541       7,225       6,876

  Globalstar

     Loral is a founder and the managing general partner of Globalstar. Loral's investment in Globalstar consists of ordinary partnership interests in Globalstar, as well as common stock and convertible preferred stock interests in Globalstar Telecommunications Limited ("GTL"). GTL's sole business is acting as a general partner of Globalstar, and all funds raised by GTL to date have been used to purchase Globalstar securities. Partners in Globalstar have the right to convert their ordinary partnership interests into GTL common stock on an approximate one interest for four shares basis, under certain defined circumstances.

     As of December 31, 1999, Loral owned directly and indirectly approximately
24.8 million Globalstar ordinary partnership interests (corresponding to approximately 100.4 million equivalent shares of GTL common stock), or 41% of the total 59.8 million Globalstar ordinary partnership interests (corresponding to approximately 242.4 million equivalent shares of GTL common stock) outstanding. As of December 31, 1999, the market value of the 8.4 million shares of GTL stock owned by Loral, based on the last reported sale was

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

7.  INVESTMENTS IN AND ADVANCES TO AFFILIATES -- (CONTINUED)
$368 million. On February 1, 2000, Loral's ownership in Globalstar was reduced to 40% as a result of GTL's sale of 8,050,000 common shares to the public and the accompanying issue of partnership interests by Globalstar. The excess carrying value of Loral's investment in Globalstar over its interest in the underlying net assets of Globalstar totalled $478 million at December 31, 1999 and will be amortized on a straight-line basis over a period of 20 years commencing in 2000.

     Loral's original investment in Globalstar was made in 1994 in connection with its formation. Loral has continued to make investments in Globalstar since its inception, including the following transactions during the three years ended December 31, 1999:

     - In 1996, Loral purchased $102.5 million principal amount of GTL's 6 1/2% Convertible Preferred Equivalent Obligations for $99.4 million. On April 30, 1998, these securities were converted into 6,832,030 shares of GTL common stock, including shares issued in satisfaction of a required interest make-whole payment.

     - In March 1997, Loral exercised warrants to purchase 4,550,088 shares of GTL common stock at $6.63 per share, which were received in connection with Loral's partial guarantee of a $250 million Globalstar Credit Agreement (see Note 13). In April 1997, Loral exercised rights to purchase an additional 700,696 shares of GTL common stock at $6.63 per share distributed to the existing shareholders of GTL. The aggregate purchase price paid was $34.8 million.

     - During 1997, Loral acquired 2,748,372 Globalstar ordinary partnership interests from other Globalstar partners for $122.3 million in cash and 1,255,684 shares of Loral common stock.

     - In July 1998, Loral purchased 4.2 million Globalstar ordinary partnership interests from certain founding service providers for $420 million in cash. Concurrently, Loral sold 8.4 million shares of GTL common stock to persons or entities advised by or associated with Soros Fund Management LLC for $245 million in cash. As a result of this sale, Loral recognized a gain of approximately $35 million, which is included in gain on investments, net in the consolidated statements of operations.

     - In November 1998, Loral acquired 276,000 Globalstar ordinary partnership interests from other Globalstar partners in exchange for 717,600 shares of GTL common stock.

     - In January 1999, Loral purchased $150 million principal amount of GTL's 8% Series A convertible redeemable preferred stock, which is convertible into 6,449,865 shares of GTL's common stock.

     - In November 1999, Loral purchased 103,187 shares of GTL common stock for $2.7 million.

     Also in 1999, Loral received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $91 per interest in consideration for the guarantee of Globalstar's $500 million credit agreement by certain of its subsidiaries and the pledge of certain assets, including the Telstar 6 and Telstar 7 satellites (see Note 13). The warrants were valued at $141 million, which was based on the guarantee provided. The exercise price was determined by reference to the fair market value of GTL's common stock on the closing date of the Credit Agreement, based on the approximate one partnership interest for four shares of GTL common stock exchange ratio. Assuming the guarantee remains in effect, the warrants vest 50% in February 2000, 25% in August 2000 and 25% in August 2001, and expire in 2006. Globalstar may call the warrants any time after August 2001 if GTL's common stock price exceeds $45.50 for a defined period.

     Loral has granted to certain of its officers and directors options to purchase 1,988,000 of its shares of GTL common stock. During 1999 and 1998, options were exercised to purchase 40,000 and 320,000 shares at a weighted average exercise price of $6.25 and $5.84 per share, respectively. At December 31, 1999, options to purchase 1,628,000 shares of common stock at a weighted average exercise price of $7.01 per share were outstanding. These options expire beginning in 2006.

     SS/L is the prime contractor for the construction and launch of Globalstar's satellites. SS/L has awarded subcontracts to third parties, including other investors in Globalstar, for substantial portions of the work under

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

7. INVESTMENTS IN AND ADVANCES TO AFFILIATES -- (CONTINUED) these contracts. As of December 31, 1999, Loral had delivered and launched 48 of the 52 satellites required under the space segment contract (the final four satellites were successfully launched on February 8, 2000), and is constructing an additional eight spares under a separate contract. Billed and unbilled receivables and orbital incentives (described below) due within one year under these contracts were $59.4 million and $187.8 million, as of December 31, 1999 and 1998, respectively, and are included in contracts-in-process on the consolidated balance sheets.

     SS/L has provided $330 million of billings deferred under these construction contracts comprised of: $105 million of orbital incentives, of which $44 million was repaid in 1999 and $61 million is expected to be repaid in 2000; $90 million of vendor financing, which bears interest at LIBOR plus 3% and is repayable over five years commencing in 2001; and $134 million of non-interest bearing vendor financing, due over five years in equal monthly installments, commencing in 2000. SS/L's terms with its subcontractors include $116 million of financing assumed by them, which is to be repaid on substantially similar terms (of which a portion is non-recourse to SS/L in the event of non-payment by Globalstar) and is included in long-term liabilities on the consolidated balance sheets.

     In the first quarter of 2000, Globalstar commenced commercial service. Pursuant to the Globalstar partnership agreement, Loral is entitled to receive a managing partner's allocation of 2% of Globalstar's annual revenues under $500 million and 2.8% of annual revenues in excess of $500 million. Such allocation is reduced by 50% to the extent Globalstar has a net loss in any given year. Globalstar expects to spend $325 million for the enhancement of its system software, for the eight spare satellites being constructed by SS/L, and for financing provided to Globalstar's service providers to assist in the purchase of gateways, fixed access terminals and handsets (of which $231 million is expected to be received from the service providers as repayment of such financing). In addition, cash interest, preferred dividends and operating costs are expected to be approximately $125 million per quarter in 2000. Globalstar raised $268.5 million through the sale of equity interests on February 1, 2000. Globalstar believes that its cash on hand, available credit under its two bank facilities and vendor financing arrangements, service revenues and other anticipated cash inflows will be sufficient to cover its expected cash outflows provided that its $250 million credit facility is renegotiated. If Globalstar cannot renegotiate its $250 million credit facility, it believes it will be able to obtain additional funds. There can be no assurance, however, that such funds will be available on favorable terms or on a timely basis, if at all.

     Qualcomm Incorporated ("Qualcomm") has agreed to provide Globalstar $500 million of vendor financing (for which the terms of $400 million are still being finalized). In connection with the agreement, Qualcomm is expected to receive a number of warrants to purchase Globalstar partnership interests comparable to those received by Loral pursuant to Loral's guarantee of Globalstar's $500 million credit facility (see above).

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

7.  INVESTMENTS IN AND ADVANCES TO AFFILIATES -- (CONTINUED)
     The following table presents summary financial data for Globalstar as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 and cumulative (in thousands):

                                              CUMULATIVE
                                            MARCH 23, 1994
                                             (COMMENCEMENT
                                            OF OPERATIONS)      YEARS ENDED DECEMBER 31,
                                            TO DECEMBER 31,   -----------------------------
                                                 1999           1999       1998      1997
                                            ---------------   --------   --------   -------
STATEMENT OF OPERATIONS DATA:
Revenues..................................     $     --       $     --   $     --    $   --
Operating loss............................      590,538        186,505    146,684    88,071
Net loss..................................      526,620        180,364    129,543    67,586
Preferred distributions...................      112,942         52,220     22,197    21,202
Net loss applicable to ordinary
  partnership interests...................      639,562        232,584    151,740    88,788

                                                                    DECEMBER 31,
                                                               -----------------------
                                                                  1999         1998
                                                               ----------   ----------
BALANCE SHEET DATA:
Current assets..............................................   $  292,902   $  236,288
Globalstar System under construction........................    3,181,189    2,302,333
Total assets................................................    3,781,459    2,670,025
Current liabilities.........................................      671,302      401,190
Long-term debt..............................................    1,799,111    1,396,175
Long-term liabilities, including vendor financing...........      282,717      270,259
Partners' capital...........................................    1,028,329      602,401

  Satmex

     In connection with the privatization by the Federal Government of Mexico (the "Mexican Government") of its fixed satellite services business, Loral and Principia, S.A. de C.V. ("Principia"), formerly known as Telefonica Autrey, S.A. de C.V., formed a joint venture, Firmamento Mexicano, S.A. de R.L. de C.V. ("Holdings"). On November 17, 1997, Holdings acquired 75% of the outstanding capital stock of Satmex for $646.8 million. The purchase price was financed by a Loral equity contribution of $94.6 million, a Principia equity contribution of $50.9 million and debt issued by a subsidiary of Holdings. As part of the acquisition, Servicios Corporativos Satelitales, S.A. de C.V. ("Servicios"), a wholly owned subsidiary of Holdings, agreed to issue a seven-year obligation to the Mexican Government (the "Government Obligation") in consideration for the assumption by Satmex of the debt incurred by Servicios in connection with the acquisition. The Government Obligation had an initial face amount of $125 million, which accretes at 6.03% and expires in December 2004. The debt of Satmex and Servicios is non-recourse to Loral and Principia; however, Loral and Principia have agreed to maintain assets in a collateral trust in an amount equal to the value of the Government Obligation through December 30, 2000 and, thereafter, in an amount equal to 1.2 times the value of the Government Obligation until maturity. As of December 31, 1999, Loral and Principia have pledged their respective shares in Holdings in such trust. Loral has a 65% economic interest in Holdings and a 49% indirect economic interest in Satmex.

     Loral and Principia are responsible for managing Satmex. They are entitled to receive an aggregate management fee, based on a sliding scale, applied to Satmex's quarterly gross revenues up to a maximum of 3.75% of each year's cumulative gross revenues. Loral and Principia agreed to waive such fee for 1999 and

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

7.  INVESTMENTS IN AND ADVANCES TO AFFILIATES -- (CONTINUED)
1998. Beginning in 1999, Loral licensed certain intellectual property to Satmex for a fee of up to 1.5% of Satmex's gross revenues, as defined, resulting in $1.3 million of fees.

     On March 30, 1999, Loral acquired 577,554 shares of preferred stock of Satmex at a purchase price of $30.3 million. The preferred stock has limited voting rights, pays a dividend in common stock of Satmex and is exchangeable, at Satmex's option, into common stock of Satmex based upon a predetermined exchange ratio.

     The following table presents summary financial data for Satmex as of December 31, 1999 and 1998 and for the years ended December 31, 1999 and 1998 and the period November 17, 1997 (date of investment) through December 31, 1997 (in thousands):

                                       YEARS ENDED DECEMBER 31,    NOVEMBER 17, 1997
                                       ------------------------            TO
                                        1999(1)         1998       DECEMBER 31, 1997
                                       ----------    ----------    ------------------
STATEMENT OF OPERATIONS DATA:
Revenues.............................   $135,520      $104,779          $12,893
Operating income.....................     24,988        32,841            4,015
Net loss.............................     46,663        23,650            4,440
Net loss applicable to common
  stockholders.......................     47,793        23,650            4,440

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1999          1998
                                                      ----------    ----------
BALANCE SHEET DATA:
Current assets......................................  $   36,461    $   57,337
Total assets........................................   1,038,594     1,137,964
Current liabilities.................................      23,845        93,116
Long-term liabilities...............................     121,213        85,535
Long-term debt......................................     557,000       608,000
Shareholders' equity................................     336,536       351,313

---------------
(1) During 1999, Satmex sold three Ku-band transponders on Satmex 5 to Loral Skynet for $25.5 million, resulting in a gain of $11.2 million. Loral's proportionate share of the profit on these transponders of $3.6 million has been eliminated in Loral's consolidated results.

  Europe*Star

     In December 1998, Loral finalized its strategic partnership with a subsidiary of Alcatel to jointly build and operate Europe*Star, a geostationary satellite system anticipated to provide broadcast and telecommunications services to Europe, the Middle East, Southeast Asia, India and South Africa. Alcatel serves as the primary contractor of the Europe*Star turnkey system. SS/L is providing the satellite bus and will test and integrate the satellites. During 1999 and 1998, Loral invested $17 million and $49 million in Europe*Star, respectively, and at December 31, 1999 has a 47% ownership interest therein. SS/L is a subcontractor for the construction of Europe*Star's satellites. Billed and unbilled receivables from Europe*Star was $19.5 million as of December 31, 1999. There were no outstanding receivables at December 31, 1998.

  SkyBridge

     In June 1997, Loral and Alcatel formed a strategic partnership to jointly develop, deploy and operate high-speed global multimedia satellite networks that will bring high-bandwidth services to businesses and to

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

7. INVESTMENTS IN AND ADVANCES TO AFFILIATES -- (CONTINUED) consumers. The agreement includes cross investments in Loral's geostationary
(GEO) satellite-based CyberStar LP project and Alcatel's LEO satellite-based SkyBridge project. Each company participates in the development of the two projects. The SkyBridge project is currently in the development stage. As of December 31, 1999, Loral had contributed to SkyBridge and Alcatel had contributed to CyberStar LP approximately $46 million and $30 million, respectively. As of December 31, 1999, Loral owned approximately 15% of the outstanding partnership interests in SkyBridge. SS/L is a contractor for the construction of the SkyBridge satellites. There were no outstanding receivables related to this contract as of December 31, 1999.

     The following table presents summary financial data for SkyBridge as of December 31, 1999 and 1998 and for the years ended December 31, 1999 and 1998, for the period from February 26, 1997 to December 31, 1997, and cumulative (in thousands):

                                       CUMULATIVE
                                    FEBRUARY 26, 1997       YEARS ENDED
                                     (INCEPTION) TO        DECEMBER 31,       FEBRUARY 26, 1997
                                      DECEMBER 31,      -------------------          TO
                                          1999            1999       1998     DECEMBER 31, 1997
                                    -----------------   --------   --------   -----------------
STATEMENT OF OPERATIONS DATA:
Revenues..........................      $     --        $     --   $     --        $    --
Operating loss....................       321,537         129,639    144,624         47,274
Net loss..........................       314,988         126,749    141,714         46,525

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
BALANCE SHEET DATA:
Current assets..............................................  $46,572   $74,186
Total assets................................................   46,811    74,585
Current liabilities.........................................   24,117    35,132
Net partners' capital.......................................   22,694    39,453

  Other Affiliates

     Other affiliates include investments in partnerships where Loral and its partners are the exclusive service providers of Globalstar service and in Mabuhay Space Holdings Limited ("Mabuhay"), which owns and operates certain satellite transponders. Loral's proportionate share of losses from Mabuhay for 1999 was $15 million, net of related tax benefits, which primarily relates to a reduction in the carrying value of its satellite transponders in the fourth quarter.

     In December 1997, Loral sold its 22.5% equity interest in K&F for $80.6 million and recorded a $79.6 million gain on the sale. Prior to that date, Loral used the equity method to account for its investment in K&F; however, no income or loss was recognized due to K&F's financial position.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

8.  LONG-TERM DEBT

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Term loan, 7.1% and 6.7% at December 31, 1999 and 1998,
  respectively..............................................  $  256,250    $  275,000
Revolving credit facility, 7.1% and 6.7% at December 31,
  1999 and 1998, respectively...............................     275,000       205,000
Note purchase facility......................................     139,238       126,657
9.5% Senior notes due 2006..................................     350,000
Export-Import credit facility...............................      12,872        15,018
Other.......................................................         591           605
Non-recourse debt of Loral CyberStar:
  11.25% Senior notes due 2007 (principal amount $443
     million)...............................................     501,734       507,573
  12.5% Senior discount notes due 2007 (principal amount at
     maturity $484 million and accreted principal amount
     $378 million and $334 million at December 31, 1999 and
     1998, respectively)....................................     448,409       408,812
  Other.....................................................      15,228        17,110
                                                              ----------    ----------
Total debt..................................................   1,999,322     1,555,775
Less, current maturities....................................      85,496        22,736
                                                              ----------    ----------
                                                              $1,913,826    $1,533,039
                                                              ==========    ==========

     The Amended and Restated Credit Agreement, dated as of November 10, 1999, among Loral SpaceCom Corporation ("Loral SpaceCom"), a wholly owned subsidiary of Loral, SS/L and the banks party thereto (the "Credit Agreement") provides for a $275 million term loan facility, a $500 million revolving credit facility, of which up to $175 million can be used for letters of credit, and a separate $75 million letter of credit facility. Both the term loan facility and revolving credit facility are for a period of five years. The separate letter of credit facility was extended to mature on December 31, 2000. The term loan facility requires repayment in 12 consecutive quarterly installments beginning December 31, 1999. The first four installments are $18.75 million each with the final eight installments being $25 million each. Borrowings under the facilities are secured by the stock of Loral SpaceCom and SS/L and bear interest, at Loral SpaceCom's option, at various rates based on margins over the lead bank's base rate or the London Interbank Offer Rate ("LIBOR") for periods of one to six months. Loral SpaceCom pays a commitment fee on the unused portion of the facilities. The Credit Agreement contains customary covenants, including an interest coverage ratio and debt-to-capitalization ratios. In addition, the Credit Agreement contains limitations on indebtedness, liens, guarantee obligations, asset sales, dividends, investments and transactions with affiliates. Under the terms of the Credit Agreement, Loral SpaceCom may pay dividends to its parent if the cumulative dividend payments do not exceed 50% of cumulative net income, as defined, and the ratio of funded debt to EBITDA, as defined, is less than three to one. Notwithstanding this dividend payment limitation, as of December 31, 1999 Loral SpaceCom could pay a dividend to its parent of up to $70 million. As of December 31, 1999, and including the effect of borrowings expected to fund the roll-over of the note purchase facility discussed below, Loral SpaceCom could borrow an additional $56.9 million under the Credit Agreement.

     In 1994, SS/L entered into a $139.3 million note purchase facility with an Italian bank. Borrowings were determined by formula and were made in accordance with a specified schedule. The drawdown period expired on December 31, 1999. The outstanding principal is to be repaid on August 21, 2000. Interest is charged at a weighted average annual rate of 4.26% and is payable semi-annually. Interest, however, on any borrowings that occur after January 13, 1999 ($12.6 million at December 31, 1999) and until delivery of the satellites related

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

8.  LONG-TERM DEBT -- (CONTINUED)
to the specific borrowings that have taken place will be at market rates for this period and not at the 4.26% rate. All borrowings under this facility reduce the amount available under the Credit Agreement. Upon maturity of this note, it will be rolled into the revolving credit facility under the Credit Agreement.

     On January 21, 1999, Loral sold $350 million principal amount of 9.5% Senior Notes due 2006 ("Senior Notes"). The Senior Notes are general unsecured obligations of Loral that: (1) are structurally junior in right of payment to all existing and future indebtedness of Loral's subsidiaries; (2) are equal in right of payment with all existing and future senior indebtedness of Loral (except as to assets pledged to secure such indebtedness); and (3) are senior in right of payment to any future indebtedness which is by its terms junior in right of payment to any senior indebtedness of Loral. Interest on the Senior Notes accrues at the rate of 9.5% per annum and is payable semi-annually. The Senior Notes will mature on January 15, 2006. Loral may redeem all or part of the Senior Notes on or after January 15, 2003. Prior to January 15, 2002, Loral may redeem up to 35% of the Senior Notes from the proceeds of certain equity offerings. Upon a change of control (as defined), each holder of Senior Notes will have the right to require Loral to repurchase such holder's Senior Notes at a price equal to 101% of the principal amount thereof plus accrued interest to the date of repurchase.

     SS/L borrowed a total of $42.9 million under an export-import credit facility (the "EX-IM Facility") with a Japanese bank. The EX-IM Facility is fully secured by a letter of credit arrangement with another bank. As of December 31, 1999, no amounts remained available for borrowing under this facility. The outstanding principal is to be repaid in semi-annual installments through November 1, 2005. Interest is charged at LIBOR less 1/4% and is payable semi-annually on May 1 and November 1.

     In connection with the Loral CyberStar acquisition, Loral did not assume Loral CyberStar's senior notes, senior discount notes or other debt instruments. Such debt is non-recourse to Loral and includes certain restrictions on Loral CyberStar's ability to pay dividends or make loans to Loral. The carrying value of the senior notes and senior discount notes was increased to reflect a fair value adjustment of $153.4 million based on quoted market prices at the date of acquisition. Such adjustment resulted in effective interest rates of 8.69% and 9.69% on the senior notes and senior discount notes, respectively, through maturity.

     The Loral CyberStar senior notes are due in 2007, bear interest of 11.25% and pay interest semi-annually. As of December 31, 1999 and 1998, Loral CyberStar had $50.0 million and $72.9 million, respectively, in restricted cash for future interest payments. The senior discount notes are due in 2007, bear interest of 12.5% and pay interest semi-annually commencing on July 15, 2002. The accreted principal value of the senior discount notes was $378 million and $334 million as of December 31, 1999 and 1998, respectively.

     Along with the issuance of each senior note and senior discount note, one warrant was issued to purchase shares of common stock. Upon the acquisition of Loral CyberStar, each warrant was converted so that it could purchase shares of Loral common stock. As of December 31, 1999, exercisable warrants for 143,838 shares of Loral common stock at an exercise price of $0.02 per share under the senior notes and 206,125 shares of Loral common stock at an exercise price of $0.03 per share under the senior discount notes are yet to be exercised.

     The aggregate maturities of total debt for the years 2000 through 2004 are as follows (in millions): $85.5, $104.7, $494.0, $3.9 and $3.9.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

9.  INCOME TAXES

     The (benefit) provision for income taxes consists of the following (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                               ------------------------------
                                                 1999       1998       1997
                                               --------    -------    -------
Current:
  U.S. federal...............................  $  5,591    $ 2,069    $27,204
  State and local............................     1,758                 7,248
                                               --------    -------    -------
                                                  7,349      2,069     34,452
Deferred:
  U.S. federal...............................   (44,766)    (9,219)     1,762
  State and local............................     4,901      3,279     (1,343)
                                               --------    -------    -------
                                                (39,865)    (5,940)       419
                                               --------    -------    -------
Total (benefit) provision for income taxes...  $(32,516)   $(3,871)   $34,871
                                               ========    =======    =======

     The (benefit) provision for income taxes excludes: (i) current tax benefits related to the exercise of stock options, credited directly to shareholders' equity, of $0.4 million for the year ended December 31, 1998; (ii) a current tax benefit of $4.8 million and $0.3 million, and a deferred tax liability of $1.4 million and a deferred tax benefit of $2.1 million for the years ended December 31, 1999 and 1998, respectively, related to the Globalstar partnership loss, a deferred tax benefit of $1.8 million and $3.9 million for the years ended December 31, 1999 and 1998, respectively, related to the SkyBridge partnership loss, and a deferred tax benefit of $10.3 million for the year ended December 31, 1999, related to other affiliates which are included in equity in net loss of affiliates; and (iii) a current tax liability of $0.7 million for the year ended December 31, 1999 and a deferred tax benefit of $0.1 million and a deferred tax liability of $0.6 million for the years ended December 31, 1999 and 1998, respectively, related to the minority interest for CyberStar LP.

     The effective income tax rate differs from the statutory U.S. Federal income tax rate for the following reasons:

                                                        YEARS ENDED DECEMBER 31,
                                                  ------------------------------------
                                                    1999          1998          1997
                                                  --------      --------      --------
Statutory U.S. federal income tax rate..........    35.0%         35.0%         35.0%
State and local income taxes, net of federal
  income tax....................................    (7.0)         (8.3)          3.0
Non-U.S. income and losses taxed at lower
  rates.........................................   (10.4)         20.3         (15.0)
Non-deductible amortization of cost in excess of
  net assets acquired...........................   (14.0)        (28.8)          2.6
Reverse valuation allowance for Loral CyberStar
  pre-acquisition loss..........................    54.0
Other, net......................................    (5.3)         (3.1)          1.9
                                                   -----         -----         -----
          Effective income tax rate.............    52.3%         15.1%         27.5%
                                                   =====         =====         =====

     As of December 31, 1999, the Company had net operating loss carryforwards of approximately $382.2 million, which includes $136.4 million related to Loral CyberStar for its pre-acquisition tax years and $64.6 million related to foreign partner interests in Globalstar and CyberStar LP, as well as tax credit carryforwards of approximately $1.8 million, which expire at varying dates from 2003 through 2019. As a result of a tax law change during 1999, the Company reversed a portion of its valuation allowance relating to the Loral CyberStar pre-acquisition loss carryforwards. Due to uncertainties regarding its ability to realize the benefits from the balance of these pre-acquisition net operating loss carryforwards and certain other net deferred tax assets related to Loral CyberStar and the loss carryforwards related to the foreign partner interests in Globalstar and CyberStar LP, the Company has established a valuation allowance of $52.1 million against these net deferred tax assets. For the years ended December 31, 1999, 1998 and 1997, income (loss)

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

9.  INCOME TAXES -- (CONTINUED)
before income taxes includes approximately $(20) million, $15 million and $72 million, respectively, of non-U.S. source income (loss).

     The significant components of the net deferred income tax asset (liability) are (in thousands):

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1999         1998
                                                       ---------    ---------
Postretirement benefits other than pensions..........  $  13,520    $  15,547
Inventoried costs....................................     55,158       44,288
Net operating loss and tax credit carryovers.........    138,724      124,270
Compensation and benefits............................     12,548       11,655
Premium on senior notes..............................     98,086       69,203
Investment in affiliates.............................     17,295       (6,051)
Other, net...........................................     (3,734)         271
Pension costs........................................     (3,436)      (4,335)
Property, plant and equipment........................   (129,530)     (92,875)
Income recognition on long-term contracts............   (130,780)    (125,967)
                                                       ---------    ---------
  subtotal...........................................     67,851       36,006
Less valuation allowance.............................    (52,095)     (70,894)
                                                       ---------    ---------
  Net deferred income tax asset (liability)..........  $  15,756    $ (34,888)
                                                       =========    =========

     The net deferred income tax asset (liability) is classified as follows (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           ------    --------
Other current assets.....................................  $6,743    $  3,482
                                                           ======    ========
Other assets.............................................  $9,013
                                                           ======
Long-term deferred income tax liability..................            $(38,370)
                                                                     ========

10.  SHAREHOLDERS' EQUITY

  Common Stock

     On June 29, 1998, Loral sold 23 million shares of its common stock for $27 per share. The net proceeds were $602 million, of which Loral used $175 million, net, to fund the purchase of Globalstar ordinary partnership interests (see Note
7).

  Series A Preferred Stock

     Significant terms of the Company's Series A Preferred Stock include a liquidation preference of $.01 per share prior to pro rata participation with the common stock and the ability to convert to common stock upon the receipt of certain antitrust clearance before selling to an unaffiliated third party. On March 5, 2000, the Series A Preferred Stock became fully convertible into common stock (see Note 18). The Series A Preferred Stock has the same voting rights as the Company's common stock except, it has no right to vote for the election of directors. Such stock is subject to certain voting limitations, restrictions on transfer and standstill provisions.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

10.  SHAREHOLDERS' EQUITY -- (CONTINUED)
  Series B Preferred Stock

     The Series B Preferred Stock will, if issued, be junior to any other series of preferred stock which may be authorized and issued. The Series B Preferred Stock becomes issuable upon exercise by holders of rights issued under the Company's Rights Plan. The rights are issued with the Company's common stock and become detachable, and thus exercisable, only upon the occurrence of certain events. Each right, when it becomes exercisable, entitles the holder to purchase from the Company a unit consisting initially of one-thousandth of a share of Series B Preferred Stock at a purchase price of $50 per unit, subject to adjustment.

  6% Series C Preferred Stock

     On November 1, 1996, the Company sold $600 million of 6% Convertible Preferred Equivalent Obligations, which were mandatorily exchanged on June 5, 1997 into shares of the Company's Series C Preferred Stock, resulting in a reclassification of these amounts into shareholders' equity. In addition, the Company issued additional CPEOs and shares of Series C Preferred Stock in connection with the acquisition of interests in SS/L and Globalstar. The Series C Preferred Stock has an aggregate liquidation preference equal to its $745 million aggregate redemption value and a mandatory redemption date of November 1, 2006. The Series C Preferred Stock is convertible into shares of common stock of the Company at a conversion price of $20 per share. As of December 31, 1999, the outstanding Series C Preferred Stock was convertible into 37,273,593 shares of Loral common stock.

     The Series C Preferred Stock is non-voting and with respect to dividend rights and rights upon liquidation, winding up and dissolution, ranks pari passu with Loral's Series A Preferred Stock and senior to or pari passu with all other existing and future series of preferred stock of Loral and senior to Loral common stock. The Series C Preferred Stock is redeemable in cash or Loral common stock at any time, in whole or in part, at the option of the Company (at a premium which declines over time).

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

     As discussed in Note 2, the Company continues to account for stock-based awards to employees using the intrinsic value method in accordance with APB 25, and its related interpretations. Accordingly, no compensation expense based on the fair value method has been recognized in the financial statements for employee stock arrangements.

     SFAS 123 requires the disclosure of pro forma net income and earnings per share as though the Company had adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six to twelve months following vesting; stock volatility, 30% in 1999 and 25% for 1998 and 1997; risk free interest rate, 4.4% to 6.6% based on date of grant; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1999, 1998 and 1997 awards, including stock-

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

10.  SHAREHOLDERS' EQUITY -- (CONTINUED)
based compensation awards to employees of the Company's affiliates, had been amortized to expense over the vesting period of the awards, pro forma net (loss) income applicable to common stockholders and related earnings (loss) per share would have been $(254.7) million or $(.88) per diluted share, $(192.7) million or $(.70) per diluted share and $9.3 million or $.04 per diluted share for 1999, 1998 and 1997, respectively.

     A summary of the status of the Company's stock option plans as of December 31, 1999, 1998 and 1997 and changes during the periods then ended is presented below:

                                                                           WEIGHTED-
                                                                            AVERAGE
                                                                           EXERCISE
                                                                SHARES       PRICE
                                                              ----------   ---------
Outstanding at January 1, 1997..............................   6,411,500    $10.60
Granted at fair market value (weighted average fair value
  $3.98 per share)..........................................     642,500     14.41
Granted below fair market value (weighted average fair value
  $5.68 per share)..........................................      90,000     10.50
Exercised...................................................    (207,750)    10.50
Forfeited...................................................    (175,800)    12.98
                                                              ----------    ------
Outstanding at December 31, 1997............................   6,760,450     10.90
Granted at fair market value (weighted average fair value
  $5.63 per share)..........................................   3,737,400     21.73
Granted below fair market value (weighted average fair value
  $12.11 per share).........................................     600,000     11.72
Loral CyberStar stock options converted in connection with
  acquisition (weighted average fair value $11.84 per
  share)....................................................   1,443,240     14.78
Exercised...................................................    (806,781)    12.15
Forfeited...................................................    (857,477)    13.34
                                                              ----------    ------
Outstanding at December 31, 1998............................  10,876,832     14.90
Granted at fair market value (weighted average fair value
  $5.48 per share)..........................................   3,799,100     16.62
Exercised...................................................    (287,635)    13.01
Forfeited...................................................  (1,031,433)    17.23
                                                              ----------    ------
Outstanding at December 31, 1999............................  13,356,864    $15.25
                                                              ==========    ======
Options exercisable at December 31, 1999....................   5,667,416    $13.32
                                                              ==========    ======
Options exercisable at December 31, 1998....................   3,638,305    $12.44
                                                              ==========    ======
Options exercisable at December 31, 1997....................   2,014,250    $10.53
                                                              ==========    ======

     The following table summarizes information about Loral's outstanding stock options at December 31, 1999:

                                                        DECEMBER 31, 1999
                                    ----------------------------------------------------------
                                                OUTSTANDING
                                    -----------------------------------       EXERCISABLE
                                                  WEIGHTED                --------------------
                                                   AVERAGE     WEIGHTED               WEIGHTED
                                                  REMAINING    AVERAGE                AVERAGE
                                                 CONTRACTUAL   EXERCISE               EXERCISE
EXERCISE PRICE RANGE                  NUMBER     LIFE-YEARS     PRICE      NUMBER      PRICE
--------------------                ----------   -----------   --------   ---------   --------
$10.50 - $15.99...................   7,331,897      6.84        $11.51    4,444,418    $11.18
$16.00 - $23.99...................   3,789,627      9.35         16.83      575,930     17.09
$24.00 - $27.28...................   2,235,340      8.14         24.82      647,068     24.70
                                    ----------                            ---------
                                    13,356,864      7.77        $15.25    5,667,416    $13.32
                                    ==========                            =========

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

10.  SHAREHOLDERS' EQUITY -- (CONTINUED)

     All options granted during the year were non-qualified stock options. As of December 31, 1999, 4,666,140 shares of common stock were available for future grant under the Plan.

11.  PENSIONS AND OTHER EMPLOYEE BENEFITS

  Pensions

     The Company maintains a pension plan and a supplemental retirement plan. These plans are defined benefit pension plans and members in certain locations may contribute to the pension plan in order to receive enhanced benefits. Eligibility for participation in these plans vary and benefits are based on members' compensation and/or years of service. None of the employees associated with the acquisition of Loral CyberStar were transferred into these plans. The Company's funding policy is to fund the pension plan in accordance with the Internal Revenue Code and regulations thereon and to fund the supplemental retirement plan on an actuarial basis, including service cost and amortization amounts. Plan assets are generally invested in U.S. government and agency obligations and listed stocks and bonds.

  Other Benefits

     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees and dependents. Participants are eligible for these benefits when they retire from active service and meet the eligibility requirements for the Company's pension plan. These benefits are funded primarily on a pay-as-you-go basis, with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions.

     The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31, 1999 and 1998, and a statement of the funded status as of December 31, 1999 and 1998, respectively.

                                              PENSION BENEFITS        OTHER BENEFITS
                                            --------------------    -------------------
                                              1999        1998        1999       1998
                                            ---------   --------    --------   --------
                                                          (IN THOUSANDS)
Reconciliation of benefit obligation
Obligation at January 1...................  $ 225,957   $204,166    $ 37,187   $ 36,010
Service cost..............................      8,821      8,340       1,580      1,460
Interest cost.............................     16,499     15,358       2,576      2,553
Participant contributions.................      1,375      1,228         654        593
Plan amendments...........................                  (422)
Actuarial (gain) loss.....................    (24,152)     7,231      (6,443)    (1,406)
Benefit payments..........................    (11,630)    (9,944)     (1,898)    (2,023)
                                            ---------   --------    --------   --------
Obligation at December 31.................  $ 216,870   $225,957    $ 33,656   $ 37,187
                                            ---------   --------    --------   --------

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

11.  PENSIONS AND OTHER EMPLOYEE BENEFITS -- (CONTINUED)

                                              PENSION BENEFITS        OTHER BENEFITS
                                            --------------------    -------------------
                                              1999        1998        1999       1998
                                            ---------   --------    --------   --------
                                                          (IN THOUSANDS)
Reconciliation of fair value of plan
  assets
Fair value of plan assets at January 1....  $ 227,235   $198,013    $  1,940   $  2,022
Actual return on plan assets..............     90,973     36,040          66        124
Employer contributions....................      2,999      1,898         934      1,134
Participant contributions.................      1,375      1,228         654        683
Benefit payments..........................    (11,630)    (9,944)     (1,898)    (2,023)
                                            ---------   --------    --------   --------
Fair value of plan assets at December
  31......................................  $ 310,952   $227,235    $  1,696   $  1,940
                                            ---------   --------    --------   --------
Funded status
Funded (unfunded) status at December 31...  $  94,082   $  1,278    $(31,960)  $(35,247)
Unrecognized prior service cost...........       (338)      (371)     (8,926)   (10,198)
Unrecognized (gain) loss..................   (102,016)    (8,270)      6,127     12,600
                                            ---------   --------    --------   --------
Net amount recognized.....................  $  (8,272)  $ (7,363)   $(34,759)  $(32,845)
                                            =========   ========    ========   ========

     The following table provides the details of the net pension liability recognized in the balance sheet as of December 31, 1999 and 1998, respectively (in thousands):

                                                                1999       1998
                                                              --------   --------
Prepaid benefit cost........................................  $  8,570   $ 10,262
Accrued benefit liability...................................   (16,842)   (17,625)
                                                              --------   --------
Net amount recognized.......................................  $ (8,272)  $ (7,363)
                                                              ========   ========

     The Company has a supplemental retirement plan, which had an accumulated benefit obligation in excess of plan assets. The accumulated benefit obligation was $23.3 million and $25.1 million and the fair value of plan assets was $9.0 million and $8.6 million, as of December 31, 1999 and 1998, respectively.

     The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 1999, 1998 and 1997, respectively (in thousands):

                                          PENSION BENEFITS                OTHER BENEFITS
                                   ------------------------------   ---------------------------
                                     1999       1998       1997      1999      1998      1997
                                   --------   --------   --------   -------   -------   -------
Service cost.....................  $  8,821   $  8,340   $  6,539   $ 1,580   $ 1,460   $   915
Interest cost....................    16,499     15,358     14,278     2,576     2,553     2,315
Expected return on plan assets...   (21,401)   (18,531)   (16,433)     (184)     (192)     (196)
Amortization of prior service
  cost...........................       (34)         4          4    (1,272)   (1,272)   (1,272)
Amortization of net loss.........        18         20          2       238       319       194
                                   --------   --------   --------   -------   -------   -------
Net periodic benefit cost........  $  3,903   $  5,191   $  4,390   $ 2,938   $ 2,868   $ 1,956
                                   ========   ========   ========   =======   =======   =======

     The principal actuarial assumptions were:

                                                            1999      1998      1997
                                                            -----     -----     -----
Discount rate.............................................  8.00%     7.00%     7.25%
Expected return on plan assets............................  9.50%     9.50%     9.50%
Rate of compensation increase.............................  4.25%     4.25%     4.50%

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

11.  PENSIONS AND OTHER EMPLOYEE BENEFITS -- (CONTINUED)
     Actuarial assumptions used a health care cost trend rate of 8.05% decreasing gradually to 5.25% by 2003. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates for 1999 would have the following effects:

                                                     1% INCREASE    1% DECREASE
                                                     -----------    -----------
Effect on total of service and interest cost
  components of net periodic postretirement health
  care benefit cost................................  $  696,000     $  (545,000)
Effect on the health care component of the
  accumulated postretirement benefit obligation....   3,785,000      (3,099,000)

  Employee Savings Plan

     The Company has an employee savings plan which provides that the Company match the contributions of participating employees up to a designated level. Under this plan, the matching contributions in Loral common stock or cash were $7.0 million, $6.1 million and $5.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

12.  FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

     The carrying amount of cash and cash equivalents and restricted cash approximates fair value because of the short maturity of those instruments. The fair value of the investments in available-for-sale securities are based on market quotations. The fair value of the Company's long-term debt is based on carrying value for those obligations that have short-term variable interest rates on the outstanding borrowings and quoted market prices for obligations with long-term or fixed interest rates.

     The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                                DECEMBER 31,
                                            ----------------------------------------------------
                                                      1999                        1998
                                            ------------------------    ------------------------
                                             CARRYING                    CARRYING        FAIR
                                              AMOUNT      FAIR VALUE      AMOUNT        VALUE
                                            ----------    ----------    ----------    ----------
Cash and cash equivalents.................  $  239,865    $  239,865    $  546,772    $  546,772
Restricted and segregated cash............     187,315       187,315        72,855        72,855
Investments in available-for-sale
  securities..............................     106,783       106,783        65,273        65,273
Long-term debt, including current
  maturities..............................   1,999,322     1,554,979     1,555,775     1,382,890

     The fair value of the investments in available-for-sale securities includes unrealized gains of $79 million and $40 million as of December 31, 1999 and 1998, respectively, which is included in accumulated other comprehensive income (see Note 3).

  Foreign Currency Hedges

     As of December 31, 1999 and 1998, the Company had foreign currency exchange contracts (forwards and swaps) with several banks to purchase and sell foreign currencies, primarily Japanese yen, aggregating $106.3 million and $197.5 million, respectively. Such contracts were designated as hedges of certain foreign contracts and subcontracts to be performed by SS/L through May 2006. The fair value of these contracts, based on quoted market prices, was $104.6 million and $189.7 million as of December 31, 1999 and 1998, respectively. As of December 31, 1999 and 1998, deferred gains on forward contracts to sell foreign currencies,

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

12.  FINANCIAL INSTRUMENTS -- (CONTINUED)
primarily yen, were $2.0 million and $11.7 million, respectively, and deferred losses on forward contracts to purchase foreign currencies, primarily yen, were $0.3 million and $3.9 million, respectively.

     The Company is exposed to credit-related losses in the event of non-performance by counter parties to these financial instruments, but does not expect any counter party to fail to meet its obligation.

     The maturity of foreign currency exchange contracts held as of December 31, 1999 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts and payments to vendors under subcontracts. As of December 31, 1999, these foreign exchange contracts mature as follows (in thousands):

                                                          TO PURCHASE              TO SELL
                                                      -------------------    -------------------
                                                         AT         AT          AT         AT
                                                      CONTRACT    MARKET     CONTRACT    MARKET
YEARS TO MATURITY                                       RATE       RATE        RATE       RATE
-----------------                                     --------    -------    --------    -------
1...................................................  $62,077     $63,044    $16,166     $15,755
2 to 5..............................................    7,276       6,575     12,101      11,819
6 to 10.............................................                           8,699       7,370
                                                      -------     -------    -------     -------
                                                      $69,353     $69,619    $36,966     $34,944
                                                      =======     =======    =======     =======

13.  COMMITMENTS AND CONTINGENCIES

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

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks for the build-out of the Globalstar System of which $400 million was outstanding as of December 31, 1999. The credit facility is guaranteed by Loral SatCom Ltd. and Loral Satellite, Inc., wholly owned subsidiaries of Loral, for which Loral received warrants to purchase Globalstar partnership interests (see Note 7). The guarantee is secured by the pledge of certain assets of Loral and its subsidiaries, including the stock of the guarantors and the Telstar 6 and Telstar 7 satellites. Based on third party valuations, management believes that the fair value of Telstar 6 and Telstar 7 is in excess of this $500 million credit agreement. As of December 31, 1999, the net book value of Telstar 6 and Telstar 7 was $392 million. The guarantee agreement contains customary financial covenants of the guarantors, including maintenance of a minimum collateral coverage ratio and maintenance of a combined minimum net worth and combined earnings before interest, taxes, depreciation and amortization ("EBITDA"). In addition, the guarantee agreement contains customary limitations on indebtedness, liens, fundamental changes, asset sales, dividends (except that the guarantors may pay dividends to their parents provided that combined aggregate cash on hand at the guarantors is at least equal to $50 million and the guarantors hold an intercompany note due from Loral for at least $100 million), investments, capital expenditures, creating liens other than those created pursuant to the guarantee and transactions with affiliates.

     The Company had outstanding letters of credit of approximately $118 million and $99 million as of December 31, 1999 and 1998, respectively. The Company also had a $12.5 million Canadian Dollar letter of credit outstanding at December 31, 1999.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

13.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
     Loral had a $115 million secured standby bank credit facility, which was undrawn as of December 31, 1999, supporting a guarantee of a $115 million term loan of an unaffiliated third party. The term loan was repaid by the unaffiliated third party in February 2000, resulting in the expiration of the standby credit facility.

     Due to the long lead times required to produce purchased parts and launch vehicles, the Company has entered into various purchase commitments with suppliers. These commitments aggregated approximately $685 million as of December 31, 1999.

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

     In 1997, two satellites built by SS/L experienced solar array circuit failures. SS/L settled one of the customer's claims in 1999 and the other customer's claims in 1997. In late 1998, following the launch of an SS/L-built satellite sold to PanAmSat, a manufacturing error was discovered that affected the geographical coverage of the Ku-band transponders on the satellite. On January 6, 2000, PanAmSat filed an arbitration proceeding in connection with this error claiming damages of $225 million for lost profits, and increased sales and marketing costs. SS/L believes it has meritorious defenses to the claim and that its liability is limited to a loss of a portion of the applicable orbital incentives, the estimated impact of which is included in Loral's consolidated financial statements. PanAmSat has received a recovery from its insurance carrier that should reduce any damage claim. While this proceeding is in its very early stages, management believes that this matter will not have a material adverse effect on the financial condition or results of operations of Loral.

     SS/L is a target of a grand jury investigation being conducted by the office of the U.S. Attorney for the District of Columbia with respect to possible violations of export control laws that may have occurred in connection with the participation of SS/L employees on a committee formed in the wake of the 1996 crash of a Long March rocket in China and whose purpose was to consider whether studies of the crash made by the Chinese had correctly identified the cause of the failure. The Company is not in a position to predict the direction or outcome of the investigation. If SS/L were to be indicted and convicted of a criminal violation of the Arms Export Control Act, it would be subject to a fine of $1 million per violation and could be debarred from certain export privileges and, possibly, from participation in government contracts. Since many of SS/L's satellites are built for foreign customers and/or launched on foreign rockets, such a debarment would have a material adverse effect on SS/L's business and, therefore, the Company. Indictment for such violations would subject SS/L to discretionary debarment from further export licenses. Under the applicable regulations, SS/L could be debarred from export privileges without being convicted of any crime if it is indicted for these alleged violations, and loss of export privileges would harm SS/L's business. Whether or not SS/L is indicted or convicted, SS/L remains subject to the State Department's general statutory authority to prohibit exports of satellites and related services if it finds a violation of the Arms Export Control Act that puts SS/L's reliability in question, and it can suspend export privileges whenever it determines that grounds for debarment exist and that such suspension "is reasonably necessary to protect world peace or the security or foreign policy of the United States."

     As far as SS/L can determine, no sensitive information or technology was conveyed to the Chinese, and no secret or classified information was discussed with or reported to them. SS/L believes that its employees

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

13. COMMITMENTS AND CONTINGENCIES -- (CONTINUED) acted openly and in good faith and that none engaged in intentional misconduct. Accordingly, the Company does not believe that SS/L has committed a criminal violation of the export control laws. The Company does not expect the grand jury investigation or its outcome to result in a material adverse effect upon its business. However, there can be no assurance as to these conclusions.

     On December 23, 1998, the Office of Defense Trade Controls ("ODTC") of the U.S. Department of State temporarily suspended the previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. According to ODTC, the purpose of the temporary suspension is to permit that agency to review the agreement for conformity with newly-enacted legislation (Section 74 of the Arms Export Control Act) with respect to the export of missile equipment or technology. SS/L has complied with ODTC's instructions, and believes that a review of the agreement will show that its terms comply with the new law. The ODTC, however, has not yet completed its review, and the scheduled launch date for ChinaSat-8 is being delayed. In December 1999, Loral reached an agreement with ChinaSat to extend the date for delivery of the ChinaSat-8 satellite to July 31, 2000. In return for this extension and other modifications to the contract, Loral has agreed to provide to the customer two 36 MHz and one 54 MHz transponders on Telstar 10/Apstar IIR for the customer's use for the life of those transponders. As a result, the Company recorded a charge to earnings of $35 million. If the suspension is not lifted by July 31, 2000, ChinaSat could decide to terminate the contract. If such a termination were to occur, SS/L would have to refund advances received from ChinaSat ($134 million as of December 31, 1999) and may incur penalties of up to $13 million and believes it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer. There can be no assurance that SS/L will be able to find such a replacement customer for the satellite or its Chinese launch vehicle. SS/L will record a charge to earnings of approximately $35 million if it is unable to find a replacement customer for this launch vehicle.

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

     Telstar 12, originally intended to operate at 12 degrees W.L., was launched aboard an Ariane launch vehicle in October 1999 into the orbital slot located at 15 degrees W.L. and commenced commercial operations in December 1999. Under an agreement reached with Eutelsat, Loral CyberStar agreed to operate Telstar 12 at 15 degrees W.L. while Eutelsat will continue to develop its services at 12.5 degrees W.L. Eutelsat has in turn agreed not to use its 14.8 degrees W.L. orbital slot and will assert its priority rights over such location on Loral CyberStar's behalf. As part of this coordination effort, Loral CyberStar agreed to provide to Eutelsat four 54 MHz transponders on Telstar 12 for the life of the satellite. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, Loral continues to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees W.L. If these discussions are not successful, Telstar 12's useable capacity may be reduced.

  Lease Arrangements

     The Company leases certain facilities, equipment and transponder capacity under agreements expiring at various dates. Certain leases covering facilities contain renewal and or purchase options which may be exercised by the Company. Rent expense, net of sublease income of $4.5 million, $2.6 million and

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

13.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
$2.1 million, was $39.8 million, $26.4 million and $17.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following as of December 31, 1999 (in thousands):

2000..............................................  $ 23,992
2001..............................................    21,735
2002..............................................    20,779
2003..............................................    16,687
2004..............................................     8,796
Thereafter........................................    41,313
                                                    --------
                                                    $133,302
                                                    ========

     Future minimum payments have been reduced by minimum sublease rentals of $20.2 million due in the future under non-cancellable subleases.

     Future minimum lease receipts due from customers under non-cancelable operating leases for transponder capacity on satellites in-orbit and for service agreements as of December 31, 1999, are as follows (in thousands):

2000.............................................  $  320,677
2001.............................................     223,870
2002.............................................     177,214
2003.............................................     116,347
2004.............................................      95,474
Thereafter.......................................     420,028
                                                   ----------
                                                   $1,353,610
                                                   ==========

14.  RELATED PARTY TRANSACTIONS

     In connection with contract performance, Loral provided services to and acquired services from Lockheed Martin. A summary of such transactions and balances as of December 31, 1999 and 1998, and for the three years ended December 31, 1999, respectively, is as follows (in thousands):

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------    -------    -------
Revenue from services sold..................................  $    399    $ 1,301    $ 3,550
Cost of purchased goods and services........................   151,053     70,569     78,160
Balance at year end:
  Receivable................................................  $    916    $ 2,159
  Payable...................................................    60,496      4,317
                                                              --------    -------
Net payable.................................................  $ 59,580    $ 2,158
                                                              ========    =======

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

14.  RELATED PARTY TRANSACTIONS -- (CONTINUED)
     Loral's sales to, purchase from, and balances with the Alliance Partners (see Note 4), including the effect of the related party transactions in Note 7, as of the years ended December 31, 1999 and 1998, and for the three years ended December 31, 1999, respectively, were as follows (in thousands):

                                                               1999        1998        1997
                                                              -------    --------    --------
Revenue from goods and services sold........................  $13,360    $ 40,791    $ 39,303
Cost of purchased goods and services........................   80,130     190,070     147,777
Balance at year end:
  Receivable................................................  $ 1,524    $  6,579
  Payable...................................................   17,190      72,807
                                                              -------    --------
Net payable.................................................  $15,666    $ 66,228
                                                              =======    ========

15.  EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed based upon the weighted average number of shares of common stock and the Series A Preferred Stock outstanding. Diluted earnings (loss) per share excludes the assumed conversion of the Series C Preferred Stock as the effect would have been antidilutive for the years ended December 31, 1999, 1998 and 1997, respectively. For the years ended December 31, 1999 and 1998, weighted options equating to approximately 1.2 million and 1.8 million shares, respectively, as calculated using the treasury stock method, were excluded from the calculation of diluted loss per share, as the effect would have been antidilutive.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                 YEARS ENDED DECEMBER 31,
                                                           -------------------------------------
                                                              1999          1998         1997
                                                           ----------    ----------    ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net income (loss)......................................  $(201,916)    $(138,798)    $ 40,004
  Preferred dividends and accretion......................    (44,728)      (46,425)     (26,315)
                                                           ---------     ---------     --------
  Numerator for basic and diluted earnings per
     share -- net income (loss) applicable to common
     stockholders........................................  $(246,644)    $(185,223)    $ 13,689
                                                           =========     =========     ========
Denominator:
  Weighted average shares:
     Common stock........................................    244,335       227,505      196,173
     Series A Preferred Stock............................     45,897        45,897       45,897
                                                           ---------     ---------     --------
  Denominator for basic earnings per share...............    290,232       273,402      242,070
  Effect of dilutive securities:
     Employee stock options..............................                                 1,521
                                                           ---------     ---------     --------
  Denominator for diluted earnings per share.............    290,232       273,402      243,591
                                                           =========     =========     ========
Basic and diluted earnings (loss) per share..............  $   (0.85)    $   (0.68)    $   0.06
                                                           =========     =========     ========

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

16.  SEGMENTS

     Loral has four reportable business segments: Fixed Satellite Services, Broadband Data Services, Satellite Manufacturing and Technology and Global Mobile Telephone Service (see Note 1).

     In evaluating financial performance, management uses revenues and earnings before interest, taxes and depreciation and amortization ("EBITDA") as the measure of a segment's profit or loss. Segment results include the results of its subsidiaries and its affiliates, Satmex, Europe*Star and Globalstar, which are accounted for using the equity method in these consolidated financial statements. Intersegment revenues primarily consists of satellites under construction by Satellite Manufacturing and Technology for Fixed Satellite Services and Global Mobile Telephone Service and sales by Fixed Satellite Services to Broadband Data Services for the lease of transponder capacity. The accounting policies of the reportable segments are the same as those described in Note 2.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

16.  SEGMENTS -- (CONTINUED)
Summarized financial information concerning the reportable segments is as follows (in thousands):

                            1999 SEGMENT INFORMATION

                                                                          SATELLITE        GLOBAL
                                               FIXED       BROADBAND    MANUFACTURING      MOBILE
                                             SATELLITE       DATA            AND         TELEPHONE
                                            SERVICES(1)   SERVICES(2)   TECHNOLOGY(3)    SERVICE(4)    CORPORATE(5)      TOTAL
                                            -----------   -----------   -------------    ----------    ------------      -----
REVENUES AND EBITDA:
Revenues from external customers..........  $  302,879      $ 84,658     $  776,557                                   $ 1,164,094
Intersegment revenues.....................      38,946                      656,714                                       695,660
                                            ----------      --------     ----------                                   -----------
Gross revenues............................  $  341,825      $ 84,658     $1,433,271                                     1,859,754
                                            ==========      ========     ==========
Revenues of unconsolidated
  affiliates(6)...........................                                                                               (135,520)
Intercompany revenues(7)..................                                                                               (266,514)
                                                                                                                      -----------
Consolidated revenues.....................                                                                            $ 1,457,720
                                                                                                                      ===========
EBITDA before development and start-up
  costs and eliminations..................  $  193,099      $ (8,376)    $  102,307                     $  (39,283)   $   247,747
Development and start-up costs(8).........                   (27,248)                    $ (184,194)                     (211,442)
                                            ----------      --------     ----------      ----------     ----------    -----------
EBITDA before eliminations................  $  193,099      $(35,624)    $  102,307      $ (184,194)    $  (39,283)        36,305
                                            ==========      ========     ==========      ==========     ==========
EBITDA of unconsolidated affiliates(6)....                                                                                106,709
Intercompany EBITDA(7)....................                                                                                (30,371)
                                                                                                                      -----------
EBITDA(9).................................                                                                                112,643
Depreciation and amortization(10).........                                                                                174,906
                                                                                                                      -----------
Operating loss............................                                                                            $   (62,263)
                                                                                                                      ===========
OTHER DATA:
Depreciation and amortization before
  affiliate eliminations(10)..............  $  171,317      $ 20,080     $   40,747      $    6,344     $    4,169    $   242,657
                                            ==========      ========     ==========      ==========     ==========
Depreciation and amortization of
  unconsolidated affiliates(6)(10)........                                                                                (67,751)
                                                                                                                      -----------
Depreciation and amortization(10).........                                                                            $   174,906
                                                                                                                      ===========
Capital expenditures before affiliate
  eliminations............................  $  575,447      $ 19,051     $   30,240      $  695,395     $      854    $ 1,320,987
                                            ==========      ========     ==========      ==========     ==========
Capital expenditures of unconsolidated
  affiliates(6)...........................                                                                               (851,240)
                                                                                                                      -----------
Capital expenditures......................                                                                            $   469,747
                                                                                                                      ===========
Total assets before affiliate
  eliminations............................  $3,901,262      $114,120     $1,641,233      $3,781,459     $1,212,029    $10,650,103
                                            ==========      ========     ==========      ==========     ==========
Total assets of unconsolidated
  affiliates(6)...........................                                                                             (5,039,682)
                                                                                                                      -----------
Total assets..............................                                                                            $ 5,610,421
                                                                                                                      ===========

---------------

 (1) Fixed Satellite Services consists of 100% of the following companies since their respective dates of acquisition. Loral Skynet acquired on March 14, 1997; Loral CyberStar's transponder leasing business acquired on March 20, 1998; Satmex, a 49% equity investee, acquired on November 17, 1997; Europe*Star, a 47% equity investee, since December 1998. For the year ended December 31, 1999, Satmex's results includes $25.5 million in revenues and $11.2 million in EBITDA, respectively, from the sale of transponders to Loral Skynet.

 (2) Broadband Data Services consists of 100% of CyberStar LP and 100% of Loral CyberStar's broadband data services business since its acquisition on March 20, 1998.

 (3) Satellite Manufacturing and Technology consists of 100% of SS/L's results. In February 1997, Loral agreed to acquire the remaining 49% of SS/L.

 (4) Consists of 100% of Globalstar. Loral owned 41%, 43% and 40% at December 31, 1999, 1998 and 1997, respectively.

 (5) Represents unallocated corporate expenses incurred in support of the Company's operations.

 (6) Represents amounts related to unconsolidated affiliates (Satmex, Europe*Star and Globalstar). These amounts are eliminated in order to arrive at Loral's consolidated results. Loral's proportionate share of these affiliates is included in equity in net loss from affiliates in Loral's consolidated statements of operations.

 (7) Represents the elimination of intercompany sales and EBITDA, primarily for satellites under construction by SS/L for wholly-owned subsidiaries; as well as eliminating sales for the lease of transponder capacity by Broadband Data Services from Fixed Satellite Services.

 (8) Represents EBITDA for CyberStar LP and Globalstar.

 (9) EBITDA (which is equivalent to operating income/loss before depreciation and amortization, including amortization of unearned compensation) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral's operating results. EBITDA is not an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

(10) Includes amortization of unearned stock compensation charges.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

16.  SEGMENTS -- (CONTINUED)

                            1998 SEGMENT INFORMATION

                                                                       SATELLITE        GLOBAL
                                            FIXED       BROADBAND    MANUFACTURING      MOBILE
                                          SATELLITE       DATA            AND         TELEPHONE
                                         SERVICES(1)   SERVICES(2)   TECHNOLOGY(3)    SERVICE(4)    CORPORATE(5)     TOTAL
                                         -----------   -----------   -------------    ----------    ------------     -----
REVENUES AND EBITDA:
Revenues from external customers.......  $  248,904      $ 39,856     $  500,918                                   $  789,678
Intersegment revenues..................       5,301                      889,253                                      894,554
                                         ----------      --------     ----------                                   ----------
Gross revenues.........................  $  254,205      $ 39,856     $1,390,171                                    1,684,232
                                         ==========      ========     ==========
Revenues of unconsolidated
  affiliates(6)........................                                                                              (104,779)
Intercompany revenues(7)...............                                                                              (277,751)
                                                                                                                   ----------
Consolidated revenues..................                                                                            $1,301,702
                                                                                                                   ==========
EBITDA before development and start-up
  costs and eliminations...............  $  171,239      $(13,306)    $  117,920                     $  (42,826)   $  233,027
Development and start-up costs(8)......                   (33,354)                    $ (144,953)                    (178,307)
                                         ----------      --------     ----------      ----------     ----------    ----------
EBITDA before eliminations.............  $  171,239      $(46,660)    $  117,920      $ (144,953)    $  (42,826)       54,720
                                         ==========      ========     ==========      ==========     ==========
EBITDA of unconsolidated
  affiliates(6)........................                                                                                70,184
Intercompany EBITDA(7).................                                                                               (23,655)
                                                                                                                   ----------
EBITDA(9)..............................                                                                               101,249
Depreciation and amortization(10)......                                                                               135,029
                                                                                                                   ----------
Operating loss.........................                                                                            $  (33,780)
                                                                                                                   ==========
OTHER DATA:
Depreciation and amortization before
  affiliate eliminations(10)...........  $  130,793      $ 10,193     $   39,696      $    1,731     $    2,981    $  185,394
                                         ==========      ========     ==========      ==========     ==========
Depreciation and amortization of
  unconsolidated affiliates(6)(10).....                                                                               (50,365)
                                                                                                                   ----------
Depreciation and amortization(10)......                                                                            $  135,029
                                                                                                                   ==========
Capital expenditures before affiliate
  eliminations.........................  $  638,924      $ 27,287     $   39,650      $  564,629     $    2,387    $1,272,877
                                         ==========      ========     ==========      ==========     ==========
Capital expenditures of unconsolidated
  affiliates(6)........................                                                                              (783,429)
                                                                                                                   ----------
Capital expenditures...................                                                                            $  489,448
                                                                                                                   ==========
Total assets before affiliate
  eliminations.........................  $3,371,073      $152,667     $1,673,030      $2,670,025     $1,238,434    $9,105,229
                                         ==========      ========     ==========      ==========     ==========
Total assets of unconsolidated
  affiliates(6)........................                                                                            (3,876,014)
                                                                                                                   ----------
Total assets...........................                                                                            $5,229,215
                                                                                                                   ==========

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

16.  SEGMENTS -- (CONTINUED)

                            1997 SEGMENT INFORMATION

                                                                     SATELLITE        GLOBAL
                                          FIXED       BROADBAND    MANUFACTURING      MOBILE
                                        SATELLITE       DATA            AND         TELEPHONE
                                       SERVICES(1)   SERVICES(2)   TECHNOLOGY(3)    SERVICE(4)    CORPORATE(5)      TOTAL
                                       -----------   -----------   -------------    ----------    ------------      -----
REVENUES AND EBITDA:
Revenue from external customers......  $   82,229                   $  822,885                                   $   905,114
Intersegment revenue.................         800                      619,715                                       620,515
                                       ----------                   ----------                                   -----------
Gross revenue........................  $   83,029                   $1,442,600                                     1,525,629
                                       ==========                   ==========
Revenue of unconsolidated
  affiliates(6)......................                                                                                (12,893)
Intercompany revenue(7)..............                                                                               (200,145)
                                                                                                                 -----------
Consolidated revenue.................                                                                            $ 1,312,591
                                                                                                                 ===========
EBITDA before development and
  start-up costs and eliminations....  $   51,821                   $  110,936                      $(26,932)    $   135,825
Development and start-up costs(8)....                  $(32,612)                    $  (87,055)                     (119,667)
                                       ----------      --------     ----------      ----------      --------     -----------
EBITDA before eliminations...........  $   51,821      $(32,612)    $  110,936      $  (87,055)     $(26,932)         16,158
                                       ==========      ========     ==========      ==========      ========
EBITDA of unconsolidated
  affiliates(6)......................                                                                                 77,197
Intercompany EBITDA(7)...............                                                                                (17,039)
                                                                                                                 -----------
EBITDA(9)............................                                                                                 76,316
Depreciation and amortization(10)....                                                                                 62,764
                                                                                                                 -----------
Operating income.....................                                                                            $    13,552
                                                                                                                 ===========

OTHER DATA:
Depreciation and amortization before
  affiliate eliminations(10).........  $   31,825      $     78     $   35,308      $    1,016      $  1,387     $    69,614
                                       ==========      ========     ==========      ==========      ========
Depreciation and amortization of
  unconsolidated affiliates(6)(10)...                                                                                 (6,850)
                                                                                                                 -----------
Depreciation and amortization(10)....                                                                            $    62,764
                                                                                                                 ===========
Capital expenditures before affiliate
  eliminations.......................  $  212,183      $  2,623     $   39,416      $  589,373      $  4,149     $   847,744
                                       ==========      ========     ==========      ==========      ========
Capital expenditures of
  unconsolidated affiliates(6).......                                                                               (592,404)
                                                                                                                 -----------
Capital expenditures.................                                                                            $   255,340
                                                                                                                 ===========
Total assets before affiliate
  eliminations.......................  $1,825,845      $ 24,921     $1,483,759      $2,149,053      $711,017     $ 6,194,595
                                       ==========      ========     ==========      ==========      ========
Total assets of unconsolidated
  affiliates(6)......................                                                                             (3,184,148)
                                                                                                                 -----------
Total assets.........................                                                                            $ 3,010,447
                                                                                                                 ===========

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

16.  SEGMENTS -- (CONTINUED)

  Revenue by Customer Location

     The following table presents revenues by country based on customer location for the years ended December 31, 1999, 1998 and 1997 (in thousands).

                                                            1999         1998         1997
                                                         ----------   ----------   ----------
United States..........................................  $1,248,990   $1,096,497   $  924,468
People's Republic of China.............................      12,460       48,985      102,147
Japan..................................................      56,322       53,567       45,179
France.................................................      65,115       43,702       40,719
Philippines............................................       1,301        8,877       34,629
Thailand...............................................         850            9       77,422
Indonesia..............................................       1,947                    71,880
Other..................................................      70,735       50,065       16,147
                                                         ----------   ----------   ----------
                                                         $1,457,720   $1,301,702   $1,312,591
                                                         ==========   ==========   ==========

     During 1999, three customers of the Satellite Manufacturing and Technology segment accounted for 25%, 18% and 13% of consolidated revenues. During 1998, three commercial customers of the Satellite Manufacturing and Technology segment accounted for approximately 46%, 20% and 11%, respectively, of consolidated revenues. During 1997, one customer of the Satellite Manufacturing and Technology segment accounted for approximately 31% of consolidated revenues (see
Note 7).

     With the exception of the Company's satellites in-orbit (see Note 6), the Company's long-lived assets are primarily located in the United States.

17. QUARTERLY FINANCIAL INFORMATION (Unaudited, in thousands, except per share amounts)

                                                        QUARTER ENDED
                                 ------------------------------------------------------------
                                 MARCH 31,    JUNE 30,    SEPTEMBER 30,(1)    DECEMBER 31,(1)
                                 ---------    --------    ----------------    ---------------
YEAR ENDED DECEMBER 31, 1999
Revenues.......................  $305,926     $378,437        $347,152           $426,204
EBITDA (see Note 16)...........    36,627       43,542          35,939             (3,465)
Operating income (loss)........    (1,166)       2,059          (8,585)           (54,571)
Loss before income taxes,
  equity in net loss of
  affiliates and minority
  interest.....................     4,201        3,147           8,303             46,487
Net loss.......................    38,501       38,068          12,464            112,883
Preferred dividends and
  accretion....................    11,607       11,606          11,606              9,909
Net loss applicable to common
  shareholders.................    50,108       49,674          24,070            122,792
Loss per share -- basic and
  diluted(2)...................      0.17         0.17            0.08               0.42
Market price per share
  High.........................        22 7/16       20 3/4           22 7/8           24 3/4
  Low..........................        14 7/16       14 3/8           16 1/4           13 1/2

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

17.  QUARTERLY FINANCIAL INFORMATION -- (CONTINUED)

                                                         QUARTER ENDED
                                  ------------------------------------------------------------
                                  MARCH 31,    JUNE 30,    SEPTEMBER 30,(3)    DECEMBER 31,(3)
                                  ---------    --------    ----------------    ---------------
YEAR ENDED DECEMBER 31, 1998
Revenues........................  $295,213     $248,260        $289,588           $468,641
EBITDA (see Note 16)............    18,410       12,175          19,936             50,728
Operating income (loss).........       982      (26,266)        (19,519)            11,023
Income (loss) before income
  taxes, equity in net loss of
  affiliates and minority
  interest......................     7,928      (31,299)         16,088            (18,345)
Net loss........................    15,443       58,973          10,699             53,683
Preferred dividends and
  accretion.....................    11,606       11,607          11,606             11,606
Net loss applicable to common
  shareholders..................    27,049       70,580          22,305             65,289
Loss per share -- basic and
  diluted(2)....................      0.11         0.27            0.08               0.23
Market price per share
  High..........................        30 1/2       33 15/16           31 7/8          20 1/2
  Low...........................        19           24 1/2           12 1/8            10 3/4

---------------
(1) The quarter ended September 30, 1999 includes a non-recurring benefit of $34 million relating to a tax law change affecting the utilization of Loral CyberStar's pre-acquisition loss carryforwards. The results of operations for the quarter ended December 31, 1999 includes a pre-tax charge of $35 million ($21 million after taxes) relating to an agreement reached with a customer to extend the delivery date of a satellite and other modifications to the contract in return for satellite capacity.

(2) The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

(3) The results of operations for the quarter ended September 30, 1998, includes a $35 million pre-tax gain on the sale of stock in an affiliate. The results of operations for the quarter ended December 31, 1998 includes a pre-tax loss recorded on the write-off of non-strategic investments of $29.5 million.

18.  SUBSEQUENT EVENTS

     In February 2000, Loral sold $400 million of 6% Series D convertible redeemable preferred stock due 2007 in an offering exempt from registration. The preferred stock is convertible into approximately 20.2 million shares of common stock at a conversion price of $19.83 per share. Loral intends to apply the proceeds from the sale of the preferred stock for general corporate purposes, including investment in its broadband strategy and expansion of the Loral Global Alliance by acquisition of additional satellites and orbital slots.

     In February 2000, Loral and Lockheed Martin filed certain notices under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in connection with Lockheed Martin's plan to convert its 45,896,977 shares of Loral's Series A preferred stock into an equal number of shares of Loral common stock. The waiting period expired on March 5, 2000 and accordingly, Lockheed Martin is now free to convert the Series A preferred stock at any time. In February 2000, Loral and Lockheed Martin also entered into an agreement pursuant to which Lockheed Martin agreed that it will not sell any of the Series A preferred stock or the Loral common stock into which it is convertible before May 19, 2000. Loral has agreed to use its best efforts to cause a registration statement relating to the common stock issuable upon conversion of the Series A preferred stock to be effective on or before May 19, 2000 and to maintain its effectiveness for at least 12 months thereafter. Loral has also agreed that it will refrain from selling equity securities in the public markets for its own account until the six month anniversary of the effective date of such registration statement.

                          INDEPENDENT AUDITORS' REPORT

     We have audited the consolidated financial statements of Loral Space & Communications Ltd. (a Bermuda company) as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 22, 2000 (March 5, 2000 as to the second paragraph of Note 18), included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 14(a)2 of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
San Jose, California
February 22, 2000

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       LORAL SPACE & COMMUNICATIONS LTD.

                                 BALANCE SHEETS
                       (in thousands, except share data)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $   99,211    $  401,269
  Other current assets......................................       3,275         1,147
                                                              ----------    ----------
Total current assets........................................     102,486       402,416
Note receivable from unconsolidated subsidiary..............     200,000       346,600
Investments in affiliates...................................     729,900       620,202
Investment in unconsolidated subsidiaries...................   1,985,619     1,257,827
Due from unconsolidated subsidiaries........................      20,506       289,609
Other assets................................................     115,256        72,277
                                                              ----------    ----------
                                                              $3,153,767    $2,988,931
                                                              ==========    ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other current liabilities............  $    1,958    $   31,041
  Accrued interest and preferred dividends..................      22,787         8,928
  Income taxes payable......................................       5,019         2,844
  Deferred income taxes.....................................       9,390         1,796
                                                              ----------    ----------
Total current liabilities...................................      39,154        44,609
Deferred income taxes.......................................      13,949         6,819
Long-term liabilities.......................................                     1,782
Long-term debt..............................................     350,000
Commitments and contingencies
Shareholders' equity:
  Series A convertible preferred stock, $.01 par value;
     150,000,000 shares authorized, 45,896,977 shares
     issued.................................................         459           459
  Series B preferred stock, $.01 par value; 750,000 shares
     authorized and unissued................................
  6% Series C convertible redeemable preferred stock
     ($745,472 redemption value), $.01 par value; 20,000,000
     shares authorized, 14,909,437 shares issued............     735,437       735,437
  Common stock, $.01 par value; 750,000,000 shares
     authorized,           245,204,432 and 243,861,719
     shares issued..........................................       2,452         2,439
  Paid-in capital...........................................   2,347,323     2,330,755
  Treasury stock, at cost; 174,195 shares...................      (3,360)       (3,360)
  Unearned compensation.....................................      (1,253)       (8,231)
  Retained deficit..........................................    (409,301)     (162,657)
  Accumulated other comprehensive income....................      78,907        40,879
                                                              ----------    ----------
Total shareholders' equity..................................   2,750,664     2,935,721
                                                              ----------    ----------
                                                              $3,153,767    $2,988,931
                                                              ==========    ==========

                       See note to financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             1999         1998         1997
                                                           ---------    ---------    --------
Costs and expenses.......................................  $  45,716    $  34,112    $ 14,123
                                                           ---------    ---------    --------
Operating loss...........................................    (45,716)     (34,112)    (14,123)
Interest and investment income...........................     67,037       53,217      60,915
Interest expense.........................................                                 695
Gain on sale of investments, net.........................                  15,494      79,591
                                                           ---------    ---------    --------
Income before income taxes and equity in net loss of
  unconsolidated subsidiaries and affiliates.............     21,321       34,599     125,688
Income taxes.............................................     13,150        9,872      19,644
                                                           ---------    ---------    --------
Income before equity in net loss of unconsolidated
  subsidiaries and affiliates............................      8,171       24,727     106,044
Equity in net loss of unconsolidated subsidiaries........    (58,452)     (47,041)    (19,243)
Equity in net loss of affiliates.........................   (151,635)    (116,484)    (46,797)
                                                           ---------    ---------    --------
Net income (loss)........................................   (201,916)    (138,798)     40,004
Preferred dividends and accretion........................    (44,728)     (46,425)    (26,315)
                                                           ---------    ---------    --------
Net income (loss) applicable to common stockholders......  $(246,644)   $(185,223)   $ 13,689
                                                           =========    =========    ========
Earnings (loss) per share:
  Basic and diluted......................................  $   (0.85)   $   (0.68)   $   0.06
                                                           =========    =========    ========
Weighted average shares outstanding:
  Basic..................................................    290,232      273,402     242,070
                                                           =========    =========    ========
  Diluted................................................    290,232      273,402     243,591
                                                           =========    =========    ========

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999         1998        1997
                                                            ---------    ---------    -------
Net income (loss).........................................  $(201,916)   $(138,798)   $40,004
Other comprehensive income - unrealized gains on
  available-for-sale securities and accumulated
  translation adjustment of subsidiaries..................     38,028       33,604      7,275
                                                            ---------    ---------    -------
Comprehensive income (loss)...............................  $(163,888)   $(105,194)   $47,279
                                                            =========    =========    =======

                       See notes to financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                1999         1998          1997
                                                              ---------    ---------    -----------
Operating activities:
  Net income (loss).........................................  $(201,916)   $(138,798)   $    40,004
Non-cash items:
  Gain on investments.......................................                 (15,494)       (79,591)
  Equity in net loss of affiliates..........................    151,635      116,484         46,797
  Equity in net loss of unconsolidated subsidiaries.........     58,452       47,041         19,243
  Deferred income taxes.....................................     15,636       10,359         (2,158)
  Non-cash interest and investment income...................    (11,451)      (6,012)        (1,739)
  Depreciation and amortization.............................                                     78
Changes in operating assets and liabilities, net of
  acquisitions:
  Due from unconsolidated subsidiaries......................    (15,351)     (44,520)      (244,898)
  Accounts payable and other current liabilities............    (29,083)       1,854          4,218
  Accrued interest and preferred dividends..................     13,859         (773)         3,283
  Income taxes payable......................................      2,175       (9,160)        10,741
  Other.....................................................        728       (8,951)       (64,630)
                                                              ---------    ---------    -----------
Cash used in operating activities...........................    (15,316)     (47,970)      (268,652)
                                                              ---------    ---------    -----------
Investing activities:
  Proceeds from the sale of investments, net of expenses....                 246,868         79,591
  Investment in affiliates..................................   (250,794)    (510,497)      (250,496)
  Investments in unconsolidated subsidiaries................   (340,979)     (50,569)      (144,060)
  Other assets..............................................                                (52,454)
                                                              ---------    ---------    -----------
Cash used in investing activities...........................   (591,773)    (314,198)      (367,419)
                                                              ---------    ---------    -----------
Financing activities:
  Proceeds from sale of common stock, net...................                 601,816
  (Issuance) repayment of note to unconsolidated
    subsidiary..............................................    (14,211)       2,400       (349,000)
  Proceeds from the issuance of 9.5% senior notes, net......    343,875
  Proceeds from other stock issuances.......................     20,095       32,121          7,338
  Preferred dividends.......................................    (44,728)     (44,750)       (25,435)
                                                              ---------    ---------    -----------
Cash provided by (used in) financing activities.............    305,031      591,587       (367,097)
                                                              ---------    ---------    -----------
(Decrease) increase in cash and cash equivalents............   (302,058)     229,419     (1,003,168)
Cash and cash equivalents -- beginning of period............    401,269      171,850      1,175,018
                                                              ---------    ---------    -----------
Cash and cash equivalents -- end of period..................  $  99,211    $ 401,269    $   171,850
                                                              =========    =========    ===========
Non-cash transactions:
  Common stock issued to acquire Loral CyberStar............               $ 469,025
                                                                           =========
  Unrealized gain on available-for-sale securities..........  $  38,909    $  32,988    $     7,275
                                                              =========    =========    ===========
  Contributions to capital of receivables from
    unconsolidated subsidiaries.............................  $ 445,265
                                                              =========
  Mandatory exchange of Convertible Preferred Equivalent
    Obligations.............................................                            $   583,282
                                                                                        ===========
  Issuance of Series C Preferred Stock to acquire equity
    interest in SS/L........................................                            $   149,600
                                                                                        ===========
  Issuance of Loral common stock to acquire equity interest
    in SS/L and Globalstar partnership interests............                            $   148,387
                                                                                        ===========
  Deferred purchase price to acquire Globalstar partnership
    interests...............................................                            $    24,787
                                                                                        ===========
Supplemental information:
  Interest paid.............................................  $  16,071    $   2,023    $    22,823
                                                              =========    =========    ===========
  Taxes paid................................................  $      --    $   8,586    $     6,205
                                                              =========    =========    ===========

                       See notes to financial statements.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          NOTE TO FINANCIAL STATEMENTS

     1. Loral Space & Communications Ltd. ("Loral"), a Bermuda company, is a holding company which is the ultimate parent of all Loral subsidiaries and is the registrant of all Loral securities. The accompanying financial statements reflect the financial position, results of operations and cash flows of Loral on a separate company basis. All subsidiaries of Loral are reflected as investments accounted for under the equity method of accounting. Accordingly intercompany payables and receivables have not been eliminated. This condensed financial information should be read in conjunction with the consolidated financial statements of Loral, included in Loral's Annual Report on Form 10-K for the year ended December 31, 1999.

     Loral's significant transactions with its subsidiaries other than the investment account and related equity in net loss of unconsolidated subsidiaries are the management fee charged by Loral SpaceCom Corporation ("SpaceCom") to Loral and intercompany payables and receivables resulting primarily from the funding of the construction of satellites for the Fixed Satellite Services segment. The note receivable, which was originally due from SpaceCom relating to the Loral Skynet acquisition, has been assumed by Loral Space & Communications Corporation ("LSC"). The note bears interest at 8.2% per annum with the final due date being October 1, 2008. Interest payments are deferred until October 1, 2001, when LSC will begin to make semi-annual installments of $30 million on the last day of April and October of each year until the note is paid in full.

     No cash dividends were paid to Loral by its subsidiaries or its affiliates during the years ended December 31, 1999, 1998 and 1997.

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
      2.1  Restructuring, Financing and Distribution Agreement, dated as of January 7, 1996, among Loral Corporation, Loral
           Aerospace Holdings, Inc., Loral Aerospace Corp., Loral
           General Partner, Inc., Loral Globalstar L.P., Loral
           Globalstar Limited, the Registrant and Lockheed Martin
           Corporation(1)
      2.2  Amendment to Restructuring, Financing and Distribution
           Agreement, dated as April 15, 1996(1)
      2.3  Agreement for the Purchase and Sale of Assets dated as of
           September 25, 1996 by and between AT&T Corp., as Seller, and
           Loral Space & Communications Ltd., as Buyer(2)
      2.4  First Amendment to Agreement for the Purchase and Sale of
           Assets dated as of March 14, 1997 by and between AT&T Corp., as Seller, and Loral Space & Communications Ltd., as
           Buyer(3)
      2.5  Agreement and Plan of Merger dated as of October 7, 1997 by and among Orion Network Systems, Inc., Loral Space &
           Communications Ltd. and Loral Satellite Corporation(4)
      2.6  First Amendment to Agreement and Plan of Merger dated as of
           February 11, 1998 by and among Orion Network Systems, Inc.,
           Loral Space & Communications Ltd. and Loral Satellite
           Corporation(5)
      2.7  Second Amendment to Agreement and Plan of Merger dated as of
           March 20, 1998 by and among Orion Network Systems, Inc.,
           Loral Space & Communications Ltd. and Loral Satellite
           Corporation(12)
      3.1  Memorandum of Association(1)
      3.2  Memorandum of Increase of Share Capital(1)
      3.3  Third Amended and Restated Bye-laws+
      3.4  Schedule IV to the Third Amended and Restated Bye-laws+
      4.1  Rights Agreement dated March 27, 1996 between the Registrant and The Bank of New York, Rights Agent(1)
      4.2  Indenture dated as of January 15, 1999 relating to
           Registrant's 9 1/2% Senior Notes due 2006(14)
     10.1  Shareholders Agreement dated as of April 23, 1996 between
           Loral Corporation and the Registrant(1)

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
     10.1.1 Amended Shareholders Agreement dated as of March 29, 2000 between the Registrant and Lockheed Martin Corporation+
     10.2  Tax Sharing Agreement dated as of April 22, 1996 between
           Loral Corporation, the Registrant, Lockheed Martin
           Corporation and LAC Acquisition Corporation(1)
     10.3  Exchange Agreement dated as of April 22, 1996 between the
           Registrant and Lockheed Martin Corporation(1)
     10.4  Amended and Restated Agreement of Limited Partnership of
           Globalstar, L.P., dated as of January 26, 1999 among
           Loral/Qualcomm Satellite Services, L.P., Globalstar
           Telecommunications Limited, AirTouch Satellite Services,
           Inc., Dacom Corporation, Dacom International, Inc., Hyundai
           Corporation, Hyundai Electronics Industries Co., Ltd.,
           Loral/DASA Globalstar, L.P., Loral Space & Communications
           Ltd., San Giorgio S.p.A., TeleSat Limited, TE.S.AM and
           Vodafone Satellite Services Limited(14)
     10.4.1 Amendment dated as of December 8, 1999 to the Amended and
           Restated Agreement of Limited Partnership of Globalstar,
           L.P.(15)
     10.4.2 Amendment dated as of February 1, 2000 to the Amended and
           Restated Agreement of Limited Partnership of Globalstar,
           L.P.+
     10.5  Service Provider Agreements by and between Globalstar, L.P.
           and each of Loral General Partner, Inc. and Loral/DASA
           Globalstar, L.P.(8)
     10.6  Contract between Globalstar, L.P. and Space Systems/Loral,
           Inc.(8)
     10.7  1996 Stock Option Plan(1)++
     10.7.1 Amendment to 1996 Stock Option Plan(14)++
     10.8  Common Stock Purchase Plan for Non-Employee Directors(1)++
     10.9  Employment Agreement between the Registrant and Bernard L.
           Schwartz(1)++
     10.9.1 Amendment dated as of March 1, 1997 to Employment Agreement between the Registrant and Bernard L. Schwartz(12)++
     10.10 Registration Rights Agreement dated as of August 9, 1996 among Loral Space & Communications Ltd., Lehman Brothers
           Capital Partners II, L.P., Lehman Brothers Merchant Banking
           Portfolio Partnership L.P., Lehman Brothers Offshore
           Investment Partnership L.P. and Lehman Brothers Offshore
           Investment Partnership-Japan L.P.(9)
     10.11 Registration Rights Agreement dated November 6, 1996 relating to the Registrant's 6% Convertible Preferred
           Equivalent Obligations due 2006(6)
     10.12 Registration Rights Agreement (Series C Preferred Stock)
           dated as of March 31, 1997 between Loral Space &
           Communications Ltd. and Finmeccanica S.p.A. and dated as
           June 23, 1997 among Loral Space & Communications Ltd.,
           Aerospatiale SNI and Alcatel Espace(10)
     10.13 Registration Rights Agreement (Common Stock) dated as of
           June 23, 1997 among Loral Space & Communications Ltd.,
           Aerospatiale SNI and Alcatel Espace(10)
     10.14 Alliance Agreement dated as of June 23, 1997 among Loral
           Space & Communications Ltd., Aerospatiale SNI, Alcatel
           Espace and Finmeccanica S.p.A.(10)
     10.15 Principal Stockholder Agreement dated as of October 7, 1997 among Loral Space & Communications Ltd., Loral Satellite
           Corporation, Orion Network Systems, Inc. and certain Orion stockholders signatory thereto(4)
     10.16 Amended and Restated Credit and Participation Agreement,
           dated as of November 14, 1997, among Loral SpaceCom
           Corporation, Space Systems/Loral, Inc., the Banks parties
           thereto, Bank of America National Trust and Savings
           Association, as Administrative Agent, and Istituto Bancario
           San Paolo di Torino S.p.A, individually and as Italian
           Export Financing and Arranger and as Selling Bank(11)

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
     10.16.1 First Amendment dated as of May 7, 1998 to and of the
           Amended and Restated Credit and Participation Agreement,
           dated as of November 14, 1997, among Loral SpaceCom
           Corporation, Space Systems/Loral, Inc. and, the banks
           parties thereto(14)
     10.16.2 Second Amendment dated as of September 4, 1998 to and of the
           Amended and Restated Credit Agreement dated as of November
           14, 1997, among Loral SpaceCom Corporation, Space
           Systems/Loral, Inc. and the banks parties thereto.+
     10.16.3 Third Amendment dated as of July 12, 1999 to and of the
           Amended and Restated Credit Agreement dated as of November
           14, 1997, among Loral SpaceCom Corporation, Space
           Systems/Loral, Inc. and the banks parties thereto.+
     10.16.4 Fourth Amendment dated as of November 10, 1999 to and of the
           Amended and Restated Credit Agreement dated as of November
           14, 1997, among Loral SpaceCom Corporation, Space Systems/
           Loral, Inc. and the banks parties thereto.+
     10.17 Agreement of Limited Partnership of CyberStar, L.P. dated as of June 30, 1997(12)
     10.18 Purchase and Sale Agreement dated November 17, 1997 between the Federal Government of the United Mexican States and
           Corporativo Satelites Mexicanos, S.A. de C.V. for the
           purchase and sale of the capital stock of Satelites
           Mexicanos, S.A. de C.V. (English translation of Spanish
           original)(12)
     10.19 Amended and Restated Membership Agreement dated and
           effective as of August 21, 1998 among Loral Satmex Ltd. and
           Ediciones Enigma, S.A. de C.V. and Firmamento Mexicano, S.
           de R.L. de C.V.(14)
     10.20 Letter Agreement dated December 29, 1997 between Loral Space
           & Communications Ltd., Telefonica Autrey S.A. de C.V.,
           Donaldson, Lufkin & Jenrette Securities Corporation, Lehman
           Brothers Inc. and Lehman Commercial Paper Inc. and related
           Agreement between the Federal Government of United Mexican
           States, Telefonica Autrey, S.A. de C.V., Ediciones Enigma,
           S.A. de C.V., Loral Space & Communications Ltd., Loral
           Satmex Ltd. and Servicios Corporativos Satelitales, S.A. de
           C.V.(12)
     10.21 Shareholders Agreement dated December 7, 1998 by and among
           Alcatel SpaceCom, Loral Space & Communications Ltd., Dr.
           Jurgen Schulte-Hillen and EuropeStar Limited(14)
     10.22 Registration Rights Agreement dated as of January 21, 1999 relating to Registrant's 9 1/2% Senior Notes due 2006(14)
     10.23 Guarantee and Collateral Agreement dated as of August 5,
           1999, made by Loral Satcom Ltd. and Loral Satellite, Inc. in favor of Bank of America, National Association as Collateral
           Agent(16)
     10.24 Lease Agreement dated as of August 18, 1999 by and between
           Loral Asia Pacific Satellite (HK) Limited and APT Satellite
           Company Limited(17)
     10.25 Guarantee of Loral Space & Communications Ltd. dated August
           18, 1999(17)
     10.26 Registration Rights Agreement dated as of February 18, 2000 relating to Registrant's 6% Series D Convertible Redeemable
           Preferred Stock due 2007+
     12    Statement Re: Computation of Ratios+
     21    List of Subsidiaries of the Registrant+
     23    Consent of Deloitte & Touche LLP+
     27    Financial Data Schedule (EDGAR only)+
     99.1  Consolidated Financial Statements of Globalstar, L.P. and
           Independent Auditors' Report(13)

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

(14) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(15) Incorporated by reference from the Current Report on Form 8-K filed on December 21, 1999 by Globalstar Telecommunications Limited and Globalstar, L.P.

(16) Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 6, 1999.

(17) Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 23, 1999.

  +  Filed herewith.

  ++  Management compensation plan.

                  DATE OF REPORT                                 DESCRIPTION
                  --------------                                 -----------
    September 28, 1999  Item 5 -- Other Events   Lease Agreement relating to Apstar II-R