Form 10-Q
period 2000-03-31
LORAL SPACE & COMMUNICATIONS LTD
filed 2000-05-15
CIK 1006269

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     As of April 30, 2000, there were 295,949,682 shares of Loral Space & Communications Ltd. common stock outstanding.

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

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
Revenues from satellite sales...............................  $ 222,584   $247,830
Revenues from satellite services............................     95,502     58,096
                                                              ---------   --------
     Total revenues.........................................    318,086    305,926
Costs of satellite sales....................................    190,974    215,299
Costs of satellite services.................................     78,829     44,952
Selling, general and administrative expenses................     54,262     46,841
                                                              ---------   --------
Operating loss..............................................     (5,979)    (1,166)
Interest and investment income..............................     29,239     14,804
Interest expense............................................    (43,316)   (17,839)
Gain on investment..........................................     15,157
                                                              ---------   --------
Loss before income taxes, equity in net loss of affiliates
  and minority interest.....................................     (4,899)    (4,201)
Income tax expense..........................................     10,262      2,397
                                                              ---------   --------
Loss before equity in net loss of affiliates and minority
  interest..................................................    (15,161)    (6,598)
Equity in net loss of affiliates............................   (108,389)   (32,781)
Minority interest...........................................        520        878
                                                              ---------   --------
Net loss....................................................   (123,030)   (38,501)
Preferred dividends and accretion...........................    (19,357)   (11,607)
                                                              ---------   --------
Net loss applicable to common stockholders..................  $(142,387)  $(50,108)
                                                              =========   ========
Loss per share:
  Basic and diluted.........................................  $   (0.49)  $  (0.17)
                                                              =========   ========
Weighted average shares outstanding:
  Basic and diluted.........................................    293,282    289,703
                                                              =========   ========

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)       (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  490,702      $  239,865
  Restricted and segregated cash............................      25,206         187,315
  Accounts receivable, net..................................      67,911          47,899
  Contracts-in-process......................................     356,919         439,921
  Inventories...............................................     117,308         111,060
  Other current assets......................................     175,660          47,261
                                                              ----------      ----------
    Total current assets....................................   1,233,706       1,073,321
Property, plant and equipment, net..........................   1,873,948       1,884,975
Cost in excess of net assets acquired, net..................     940,736         946,781
Long-term receivables.......................................     172,900         167,464
Investments in and advances to affiliates...................   1,018,430       1,098,003
Deposits....................................................     178,895         195,875
Other assets................................................     126,150         244,002
                                                              ----------      ----------
                                                              $5,544,765      $5,610,421
                                                              ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $   91,815      $   85,496
  Accounts payable..........................................      76,484         207,362
  Satellite purchase price payable..........................                     181,928
  Accrued employee costs....................................      49,990          44,797
  Customer advances.........................................      32,019          67,725
  Accrued interest and preferred dividends..................      34,382          49,093
  Other current liabilities.................................      42,385          37,770
  Income taxes payable......................................      23,962          19,708
                                                              ----------      ----------
    Total current liabilities...............................     351,037         693,879
Pension and other postretirement liabilities................      53,190          51,601
Long-term liabilities.......................................     187,660         177,300
Long-term debt..............................................   1,897,342       1,913,826
Minority interest...........................................      22,545          23,151
Commitments and contingencies (Notes 6 and 8)
Shareholders' equity:
  Series A convertible preferred stock, $.01 par value......                         459
  Series B preferred stock, $.01 par value..................
  Series C 6% convertible redeemable preferred stock
    ($674,922 and $745,472 redemption value at March 31,
    2000 and December 31, 1999, respectively)...............     665,831         735,437
  Series D 6% convertible redeemable preferred stock
    ($400,000 redemption value).............................     388,000
  Common stock, $.01 par value..............................       2,956           2,452
  Paid-in capital...........................................   2,432,452       2,347,323
  Treasury stock, at cost...................................      (3,360)         (3,360)
  Unearned compensation.....................................        (964)         (1,253)
  Retained deficit..........................................    (551,688)       (409,301)
  Accumulated other comprehensive income....................      99,764          78,907
                                                              ----------      ----------
    Total shareholders' equity..............................   3,032,991       2,750,664
                                                              ----------      ----------
                                                              $5,544,765      $5,610,421
                                                              ==========      ==========

---------------
NOTE: The December 31, 1999 balance sheet has been derived from the audited consolidated financial statements at that date.

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
Operating activities:
  Net loss..................................................  $(123,030)   $ (38,501)
  Non-cash items:
     Equity in net loss of affiliates.......................    108,389       32,781
     Minority interest......................................       (520)        (878)
     Deferred taxes.........................................      5,367        1,936
     Non-cash interest and investment income................    (10,170)        (297)
     Non-cash interest expense..............................      9,827        8,210
     Depreciation and amortization..........................     53,107       37,793
     Gain on sale of investment.............................    (15,157)
  Change in operating assets and liabilities:
     Accounts receivable, net...............................    (20,012)        (408)
     Contracts-in-process...................................     83,002      (26,592)
     Inventories............................................     (6,248)       8,259
     Deposits...............................................     16,980       16,500
     Long-term receivables..................................     (5,436)      (8,524)
     Other current assets and other assets..................      4,754        2,901
     Accounts payable.......................................   (130,878)     (31,494)
     Accrued expenses and other current liabilities.........     (4,903)     (29,383)
     Income taxes payable...................................      4,254           76
     Customer advances......................................    (35,706)     (12,249)
     Long-term liabilities..................................     10,360       13,007
     Other..................................................        614        2,871
                                                              ---------    ---------
Cash used in operating activities...........................    (55,406)     (23,992)
                                                              ---------    ---------
Investing activities:
  Proceeds from sale of investment..........................     16,341
  Investments in and advances to affiliates.................    (20,655)    (210,877)
  Use and transfer of restricted and segregated cash........    162,109       24,919
  Capital expenditures......................................   (215,771)    (155,264)
                                                              ---------    ---------
Cash used in investing activities...........................    (57,976)    (341,222)
                                                              ---------    ---------
Financing activities:
  Proceeds from the issuance of 9.5% senior notes, net......                 343,875
  Proceeds from issuance of Series D 6% preferred stock,
     net....................................................    388,000
  Borrowings under revolving credit facility, net...........                  45,000
  Borrowings under note purchase facility...................                   1,922
  Repayments under term loan................................    (18,750)
  Repayments of other long-term obligations.................     (1,242)        (454)
  Proceeds from common stock issuances......................      9,686        4,767
  Preferred dividends.......................................    (13,475)     (11,183)
                                                              ---------    ---------
Cash provided by financing activities.......................    364,219      383,927
                                                              ---------    ---------
Increase in cash and cash equivalents.......................    250,837       18,713
Cash and cash equivalents -- beginning of period............    239,865      546,772
                                                              ---------    ---------
Cash and cash equivalents -- end of period..................  $ 490,702    $ 565,485
                                                              =========    =========
Non-cash activities:
  Conversion of Series A Preferred Stock to common stock....  $     459
                                                              =========
  Conversion of Series C Preferred Stock to common stock and related issuance of additional common shares on
     conversion.............................................  $  75,449
                                                              =========
  Unrealized gain (loss) on available-for-sale securities...  $  36,333    $ (15,720)
                                                              =========    =========

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

          Fixed Satellite Services ("FSS"): Leasing transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television ("DTH"), through the activities of Loral Skynet, Loral CyberStar, Inc. ("Loral CyberStar"), Satelites Mexicanos, S.A. de C.V. ("Satmex") and Europe*Star Limited ("Europe*Star"),

          Broadband Data Services: Providing managed communications networks and Internet and intranet services through Loral CyberStar and delivering high-speed broadband data communications and business television services through CyberStar, L.P. ("CyberStar LP"),

          Satellite Manufacturing and Technology: Designing and manufacturing satellites and space systems and developing satellite technology for a broad variety of customers and applications through Space Systems/Loral, Inc. ("SS/L"), and

          Global Mobile Telephone Service: Acting as the managing general partner of Globalstar, L.P. ("Globalstar"), which owns and operates a global telecommunications network designed to serve virtually every populated area of the world by means of a 52-satellite constellation, including four in-orbit spares (the "Globalstar System"). The Globalstar System commenced operations in the first quarter of 2000.

2) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Loral pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Loral included in Loral's latest Annual Report on Form 10-K.

  Restricted and Segregated Cash

     At March 31, 2000, Loral CyberStar had $25 million of restricted cash for an interest payment on its senior notes. In March 2000, Loral CyberStar used $137 million of segregated cash towards the final payment on the purchase of Telstar 10/Apstar IIR.

  Reclassifications

     Certain reclassifications have been made to conform prior period amounts to the current period presentation.

                       LORAL SPACE & COMMUNICATIONS LTD.

3) COMPREHENSIVE LOSS

     The components of comprehensive loss for the three months ended March 31, 2000 and 1999, are as follows (in thousands):

                                                                2000        1999
                                                              ---------   --------
Net loss....................................................  $(123,030)  $(38,501)
Cumulative translation adjustment...........................       (319)      (913)
Unrealized gains (losses) arising during the period.........     36,333    (15,720)
Less, realized gain included in net loss....................    (15,157)
                                                              ---------   --------
Comprehensive loss..........................................  $(102,173)  $(55,134)
                                                              =========   ========

4) INVESTMENTS IN AND ADVANCES TO AFFILIATES

     As of March 31, 2000, Loral owned directly and indirectly 24.8 million ordinary partnership interests (approximately 40%) of the total 61.9 million Globalstar ordinary partnership interests outstanding.

     Investments in and advances to affiliates are as follows (in thousands):

                                                              MARCH 31,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   ------------
Globalstar, including advances of $233,430 and $219,823 at
  March 31, 2000 and December 31, 1999, respectively........  $  803,275    $  878,140
Satmex......................................................      62,317        70,747
Europe*Star.................................................      65,443        62,300
Other affiliates............................................      87,395        86,816
                                                              ----------    ----------
                                                              $1,018,430    $1,098,003
                                                              ==========    ==========

     Equity in net loss of affiliates consists of (in thousands):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                2000      1999
                                                              --------   -------
Globalstar, net of tax benefit..............................  $ 93,217   $17,921
Satmex......................................................     8,221     6,026
Europe*Star.................................................     1,403       643
SkyBridge, net of tax benefit...............................               6,799
Other affiliates, net of tax benefit........................     5,548     1,392
                                                              --------   -------
                                                              $108,389   $32,781
                                                              ========   =======

                       LORAL SPACE & COMMUNICATIONS LTD.

4) INVESTMENTS IN AND ADVANCES TO AFFILIATES -- (CONTINUED)
     The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------   --------
Revenues from satellite sales...............................  $41,430   $110,220
Interest and investment income..............................   13,170        297
Interest expense capitalized on development stage
  enterprises...............................................    1,116      8,256
Elimination of Loral's proportionate share of intercompany
  profits...................................................    1,423       (227)
Amortization of excess carrying value, capitalized interest
  and intercompany profits related to investment in
  Globalstar................................................    7,733

     The following table represents the summary of results of operations of certain of Loral's affiliates for the three months ended March 31, 2000 and 1999 (in thousands):

                                                       2000                   1999
                                               --------------------   --------------------
                                               GLOBALSTAR   SATMEX    GLOBALSTAR   SATMEX
                                               ----------   -------   ----------   -------
Sales........................................  $     609    $32,315    $           $27,977
Operating income (loss)......................   (135,230)     6,282    (42,681)      7,151
Net loss.....................................   (208,629)   (13,102)   (40,368)     (8,497)
Net loss applicable to common shareholders...               (13,479)                (8,497)
Net loss applicable to ordinary partnership
  interests..................................   (216,138)              (45,118)

5) CONTRACTS-IN-PROCESS

                                                        MARCH 31,   DECEMBER 31,
                                                          2000          1999
                                                        ---------   ------------
                                                             (IN THOUSANDS)
U.S. Government contracts:
  Amounts billed......................................  $ 10,023      $  9,003
  Unbilled contract receivables.......................     2,341         6,965
                                                        --------      --------
                                                          12,364        15,968
                                                        --------      --------
Commercial contracts:
  Amounts billed......................................   151,908       226,609
  Unbilled contract receivables.......................   192,647       197,344
                                                        --------      --------
                                                         344,555       423,953
                                                        --------      --------
                                                        $356,919      $439,921
                                                        ========      ========

     Unbilled amounts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed upon shipment of the product, achievement of contractual milestones, or completion of the contract and are reclassified to billed receivables.

                       LORAL SPACE & COMMUNICATIONS LTD.

6) LONG TERM DEBT

                                                              MARCH 31,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   ------------
                                                                   (IN THOUSANDS)
Term loan, 7.3% and 7.1% at March 31, 2000 and December 31,
  1999 respectively.........................................  $  237,500    $  256,250
Revolving credit facility, 7.3% and 7.1% at March 31, 2000
  and December 31, 1999, respectively.......................     275,000       275,000
Note purchase facility......................................     139,238       139,238
9.5% senior notes due 2006..................................     350,000       350,000
Export-Import credit facility...............................      12,872        12,872
Other.......................................................         571           591
Non-recourse debt of Loral CyberStar:
  11.25% senior notes due 2007 (principal amount $443
     million)...............................................     500,184       501,734
  12.5% senior discount notes due 2007 (principal amount at
     maturity $484 million and accreted principal of $390
     million and $378 million as of March 31, 2000 and
     December 31, 1999, respectively).......................     458,976       448,409
  Other.....................................................      14,816        15,228
                                                              ----------    ----------
Total debt..................................................   1,989,157     1,999,322
Less, current maturities....................................      91,815        85,496
                                                              ----------    ----------
                                                              $1,897,342    $1,913,826
                                                              ==========    ==========

7) LOSS PER SHARE

     Basic loss per share is computed based on the weighted average number of shares of common stock and the Series A preferred stock outstanding. Diluted loss per share excludes the assumed conversion of the Series C preferred stock, Series D preferred stock and stock options, as the effect would have been antidilutive. For the three months ended March 31, 2000 and 1999, weighted options equating to approximately 1.0 million and 1.3 million shares, respectively, as calculated using the treasury stock method, were excluded from the calculation of diluted loss per share, as the effect would have been antidilutive.

                       LORAL SPACE & COMMUNICATIONS LTD.

7) LOSS PER SHARE -- (CONTINUED)
     The following table sets forth the computation of basic and diluted loss per share:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Numerator:
  Net loss..................................................  $123,030    $ 38,501
  Preferred dividends and accretion.........................    19,357      11,607
                                                              --------    --------
  Numerator for basic and diluted earnings per share -- net
     loss applicable to common stockholders.................  $142,387    $ 50,108
                                                              ========    ========
Denominator:
  Weighted average shares:
     Common stock...........................................   247,889     243,806
     Series A Preferred Stock...............................    45,393      45,897
                                                              --------    --------
  Denominator for basic loss per share......................   293,282     289,703
  Effect of dilutive securities:
     Series C preferred stock...............................         *           *
     Series D preferred stock...............................         *           *
     Employee stock options.................................         *           *
                                                              --------    --------
  Denominator for diluted loss per share....................   293,282     289,703
                                                              ========    ========
Basic and diluted loss per share............................  $   0.49    $   0.17
                                                              ========    ========

---------------
* Effect is antidilutive.

     In the first quarter of 2000, all of the Company's Series A preferred stock and 1.4 million shares of Series C preferred stock were converted into the Company's common stock (see Note 10).

8) COMMITMENTS AND CONTINGENCIES

     On December 15, 1995, Globalstar entered into a $250 million credit agreement (the "Globalstar Credit Agreement") with a group of banks. Lockheed Martin Corporation ("Lockheed"), SS/L and certain other Globalstar partners have guaranteed $206.3 million, $11.7 million and $32.0 million of the Globalstar Credit Agreement, respectively. In addition, Loral agreed to indemnify Lockheed for any liability in excess of $150 million.

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks for the build-out of the Globalstar System of which $400 million was outstanding as of March 31, 2000. The credit facility is guaranteed by Loral SatCom Ltd. and Loral Satellite, Inc., wholly owned subsidiaries of Loral, for which Loral received 3,450,000 warrants to purchase Globalstar partnership interests. The guarantee is secured by the pledge of certain assets of Loral and its subsidiaries, including the stock of the guarantors and the Telstar 6 and Telstar 7 satellites. Based on third party valuations, management believes that the fair value of Telstar 6 and Telstar 7 is in excess of this $500 million credit agreement. As of March 31, 2000, the net book value of Telstar 6 and Telstar 7 was $387 million. The guarantee agreement contains customary financial covenants of the guarantors, including maintenance of a minimum collateral coverage ratio and maintenance of a combined minimum net worth and combined earnings before interest, taxes, depreciation and

                       LORAL SPACE & COMMUNICATIONS LTD.

8) COMMITMENTS AND CONTINGENCIES -- (CONTINUED) amortization ("EBITDA"). In addition, the guarantee agreement contains customary restrictions, including limitations on indebtedness, liens, fundamental changes, asset sales, dividends (except that the guarantors may pay dividends to their parents provided that combined aggregate cash on hand at the guarantors is at least equal to $50 million and the guarantors hold an intercompany note due from Loral for at least $100 million), investments, capital expenditures, creating liens other than those created pursuant to the guarantee and transactions with affiliates.

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements with Qualcomm that replaces the previous $100 million vendor financing agreement. The vendor financing bears interest at 6%, matures on August 15, 2003 and requires repayment pro rata with the term loans under Globalstar's $500 million credit facility discussed above. As of May 5, 2000, $482 million was outstanding under this facility. In connection with this agreement, Qualcomm received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $42.25 per interest. The exercise price was determined by reference to the fair market value of GTL's common stock on the closing date of the vendor financing, based on an approximate one partnership interest for four shares of GTL common stock. Fifty percent of the warrants vested on the closing date. The remaining 50% will vest generally in two equal installments on September 1, 2000 and September 1, 2001. The warrants will expire in 2007.

     Loral has agreed that if the principal amount (excluding capitalized interest, currently amounting to $31.1 million) outstanding under the Qualcomm vendor financing facility exceeds the principal amount outstanding under Globalstar's $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As a result, Loral's aggregate guarantee liability for debt outstanding under the Qualcomm vendor financing facility and Globalstar's $500 million credit facility will not exceed $500 million.

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

     In late 1998, following the launch of an SS/L-built satellite sold to PanAmSat, a manufacturing error was discovered that affected the geographical coverage of the Ku-band transponders on the satellite. On January 6, 2000, PanAmSat filed an arbitration proceeding in connection with this error claiming damages of $225 million for lost profits, and increased sales and marketing costs. SS/L believes it has meritorious defenses to the claim and that its liability is limited to a loss of a portion of the applicable orbital incentives, the estimated impact of which is included in Loral's condensed consolidated financial statements. PanAmSat has received a recovery from its insurance carrier that should reduce any damage claim. While this proceeding is in its very early stages, management believes that this matter will not have a material adverse effect on the financial condition or results of operations of Loral.

     SS/L is a target of a grand jury investigation being conducted by the office of the U.S. Attorney for the District of Columbia with respect to possible violations of export control laws that may have occurred in connection with the participation of SS/L employees on a committee formed in the wake of the 1996 crash of a Long March rocket in China and whose purpose was to consider whether studies of the crash made by the Chinese had correctly identified the cause of the failure. The Company is not in a position to predict the

                       LORAL SPACE & COMMUNICATIONS LTD.

8) COMMITMENTS AND CONTINGENCIES -- (CONTINUED) direction or outcome of the investigation. If SS/L were to be indicted and convicted of a criminal violation of the Arms Export Control Act, it would be subject to a fine of $1 million per violation and could be debarred from certain export privileges and, possibly, from participation in government contracts. Since many of SS/L's satellites are built for foreign customers and/or launched on foreign rockets, such a debarment would have a material adverse effect on SS/L's business and, therefore, the Company. Indictment for such violations would subject SS/L to discretionary debarment from further export licenses. Under the applicable regulations, SS/L could be debarred from export privileges without being convicted of any crime if it is indicted for these alleged violations, and loss of export privileges would harm SS/L's business. Whether or not SS/L is indicted or convicted, SS/L remains subject to the State Department's general statutory authority to prohibit exports of satellites and related services if it finds a violation of the Arms Export Control Act that puts SS/L's reliability in question, and it can suspend export privileges whenever it determines that grounds for debarment exist and that such suspension "is reasonably necessary to protect world peace or the security or foreign policy of the United States."

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

     On December 23, 1998, the Office of Defense Trade Controls ("ODTC") of the U.S. Department of State temporarily suspended the previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. According to ODTC, the purpose of the temporary suspension is to permit that agency to review the agreement for conformity with newly-enacted legislation (Section 74 of the Arms Export Control Act) with respect to the export of missile equipment or technology. SS/L has complied with ODTC's instructions, and believes that a review of the agreement will show that its terms comply with the new law. The ODTC, however, has not yet completed its review, and the scheduled launch date for ChinaSat-8 is being delayed. If the suspension is not lifted by July 31, 2000, ChinaSat could decide to terminate the contract. If such a termination were to occur, SS/L would have to refund advances received from ChinaSat ($134 million as of March 31, 2000) and may incur penalties of up to $11 million and believes it would incur costs of up to approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer. There can be no assurance that SS/L will be able to find such a replacement customer for the satellite or its Chinese launch vehicle. SS/L will record a charge to earnings of approximately $35 million if it is unable to find a replacement customer for this launch vehicle.

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

     Under an agreement reached with Eutelsat, Loral CyberStar agreed to operate Telstar 12, which was originally intended to operate at 12 degrees W.L., at 15 degrees W.L. while Eutelsat will continue to develop its services at 12.5 degrees W.L. Eutelsat has in turn agreed not to use its 14.8 degrees W.L. orbital slot and will assert its priority rights over such location on Loral CyberStar's behalf. As part of this coordination effort,

                       LORAL SPACE & COMMUNICATIONS LTD.

8) COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
Loral CyberStar agreed to provide to Eutelsat four transponders on Telstar 12 for the life of the satellite. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, Loral continues to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees W.L. If these discussions are not successful, Telstar 12's useable capacity may be reduced.

9) SEGMENTS

     Loral has four reportable business segments: Fixed Satellite Services, Broadband Data Services, Satellite Manufacturing and Technology and Global Mobile Telephone Service (see Note 1).

     In evaluating financial performance, management uses revenues and EBITDA as the measure of a segment's profit or loss. Segment results include the results of Loral's subsidiaries and its affiliates, Satmex, Europe*Star and Globalstar, which are accounted for using the equity method in these condensed consolidated financial statements. Intersegment revenues primarily consists of satellites under construction by Satellite Manufacturing and Technology for Fixed Satellite Services and Global Mobile Telephone Service and sales by Fixed Satellite Services to Broadband Data Services for the lease of transponder capacity.

     Summarized financial information concerning the reportable segments is as follows (in millions):

                       THREE MONTHS ENDED MARCH 31, 2000

                                                                           SATELLITE       GLOBAL
                                                FIXED       BROADBAND    MANUFACTURING     MOBILE
                                              SATELLITE       DATA            AND        TELEPHONE
                                             SERVICES(1)   SERVICES(2)   TECHNOLOGY(3)   SERVICE(4)   CORPORATE(5)     TOTAL
                                             -----------   -----------   -------------   ----------   ------------   ---------
REVENUES AND EBITDA:
Revenues from external customers...........   $   94.7        $ 32.5       $  181.3       $    0.6                   $   309.1
Intersegment revenues......................        7.3                         66.9                                       74.2
                                              --------        ------       --------       --------                   ---------
Operating segment revenues.................   $  102.0        $ 32.5       $  248.2       $    0.6                       383.3
                                              ========        ======       ========       ========
Revenues of unconsolidated affiliates(6)...                                                                              (32.9)
Intercompany revenues(7)...................                                                                              (32.3)
                                                                                                                     ---------
Operating revenue as reported..............                                                                          $   318.1
                                                                                                                     =========
Segment EBITDA before Broadband investment
  and eliminations.........................   $   62.0        $ (9.3)      $   26.4       $  (57.4)     $   (9.5)    $    12.2
Broadband investment(8)....................                     (1.1)                                                     (1.1)
EBITDA of unconsolidated affiliates(6).....                                                                               38.0
Intercompany EBITDA(7).....................                                                                               (2.0)
                                                                                                                     ---------
EBITDA as reported(9)......................                                                                               47.1
Depreciation and amortization(10)..........                                                                               53.1
                                                                                                                     ---------
Operating loss.............................                                                                          $    (6.0)
                                                                                                                     =========
OTHER DATA:
Depreciation and amortization before
  affiliate eliminations(10)...............   $   54.3        $  4.9       $    9.0       $   78.2      $    0.3     $   146.7
                                              ========        ======       ========       ========      ========
Depreciation and amortization of
  unconsolidated affiliates(6)(10).........                                                                              (93.6)
                                                                                                                     ---------
Depreciation and amortization(10)..........                                                                          $    53.1
                                                                                                                     =========
Total assets before affiliate
  eliminations.............................   $3,722.9        $223.1       $1,566.3       $3,825.4      $1,308.1     $10,645.8
                                              ========        ======       ========       ========      ========
Total assets of unconsolidated
  affiliates(6)............................                                                                          $ 5,101.0
                                                                                                                     ---------
Total assets...............................                                                                          $ 5,544.8
                                                                                                                     =========

 (1) Includes 100% of Europe*Star's EBITDA and 100% of Satmex's revenues and EBITDA.

 (2) Broadband Data Services consists of 100% of CyberStar LP and 100% of Loral CyberStar's data services business and consumer broadband services.

                       LORAL SPACE & COMMUNICATIONS LTD.

9) SEGMENTS -- (CONTINUED)
---------------
 (3) Satellite Manufacturing and Technology consists of 100% of SS/L's results.

 (4) Includes 100% of Globalstar's revenues and EBITDA.

 (5) Represents unallocated corporate expenses incurred in support of the Company's operations.

 (6) Represents amounts related to unconsolidated affiliates (Satmex, Europe*Star and Globalstar). These amounts are eliminated in order to arrive at Loral's condensed consolidated results. Loral's proportionate share of these affiliates is included in equity in net loss from affiliates in Loral's condensed consolidated statements of operations.

 (7) Represents the elimination of intercompany sales and EBITDA, primarily for satellites under construction by SS/L for wholly-owned subsidiaries; as well as eliminating sales for the lease of transponder capacity by Broadband Data Services from Fixed Satellite Services.

 (8) Excludes capital investment in Broadband Services.

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

                       LORAL SPACE & COMMUNICATIONS LTD.

                       THREE MONTHS ENDED MARCH 31, 1999

                                                                          SATELLITE       GLOBAL
                                               FIXED       BROADBAND    MANUFACTURING     MOBILE
                                             SATELLITE       DATA            AND        TELEPHONE
                                            SERVICES(1)   SERVICES(2)   TECHNOLOGY(3)   SERVICE(4)   CORPORATE(5)     TOTAL
                                            -----------   -----------   -------------   ----------   ------------   ---------
REVENUE AND EBITDA:
Revenue from external customers...........   $   69.7       $ 16.3        $  140.7                                  $   226.7
Intersegment revenue......................        2.4                        185.8                                      188.2
                                             --------       ------        --------                                  ---------
Operating segment revenue.................   $   72.1       $ 16.3        $  326.5                                      414.9
                                             ========       ======        ========
Revenue of unconsolidated affiliates(6)...                                                                              (28.0)
Intercompany revenue(7)...................                                                                              (81.0)
                                                                                                                    ---------
Operating revenue as reported.............                                                                          $   305.9
                                                                                                                    =========
Segment EBITDA before Broadband investment
  and eliminations........................   $   47.6       $ (6.7)       $   31.6       $  (42.1)     $   (9.2)    $    21.2
Broadband investment(8)
EBITDA of unconsolidated affiliates(6)....                                                                               21.7
Intercompany EBITDA(7)....................                                                                               (6.3)
                                                                                                                    ---------
EBITDA as reported(9).....................                                                                               36.6
Depreciation and amortization(10).........                                                                               37.8
                                                                                                                    ---------
Operating loss............................                                                                          $    (1.2)
                                                                                                                    =========
OTHER DATA:
Depreciation and amortization before
  affiliate eliminations(10)..............   $   38.0       $  4.2        $    8.8       $    0.5      $    0.8     $    52.3
                                             ========       ======        ========       ========      ========
Depreciation and amortization of
  unconsolidated affiliates(6)(10)........                                                                              (14.5)
                                                                                                                    ---------
Depreciation and amortization(10).........                                                                          $    37.8
                                                                                                                    =========
Total assets before affiliate
  eliminations............................   $3,484.3       $130.8        $1,679.4       $3,005.0      $1,459.6     $ 9,759.1
                                             ========       ======        ========       ========      ========
Total assets of unconsolidated
  affiliates(6)...........................                                                                          $(4,246.1)
                                                                                                                    ---------
Total assets..............................                                                                          $ 5,513.0
                                                                                                                    =========

10. SHAREHOLDERS' EQUITY

  Series A Preferred Stock

     In February 2000, Loral and Lockheed filed certain notices under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in connection with Lockheed's plan to convert its 45,896,978 shares of Loral Series A preferred stock into an equal number of shares of Loral common stock. On March 31, 2000, Lockheed converted the shares of Series A preferred stock into 45,896,978 shares of Loral common stock. Lockheed may dispose of the common stock in transactions registered under, or exempt from, the registration provisions of, the federal securities laws. Loral filed a registration statement to register the shares of common stock acquired by Lockheed upon the conversion of the Series A preferred stock, which became effective in May 2000. Loral has agreed to maintain the effectiveness of such registration until May 19, 2001, subject to certain extensions, and has agreed to refrain from selling equity securities in the public markets for its own account until November 2000, subject to certain extensions.

                       LORAL SPACE & COMMUNICATIONS LTD.

10) SHAREHOLDERS' EQUITY -- (CONTINUED)
  Series C Preferred Stock

     In February 2000, 1.4 million shares of Series C preferred stock were converted into 3.5 million shares of Loral common stock. In connection with this conversion, Loral issued to the converting shareholders 332,777 additional shares of its common stock, which approximated the dividend prepayments to which they would have been entitled if a provisional redemption of those securities had been made.

  Series D Preferred Stock

     In February 2000, Loral sold $400 million of Series D 6% convertible redeemable preferred stock due 2007 in an offering exempt from registration. The preferred stock is convertible into 20,171,152 shares of common stock at a conversion price of $19.83 per share. Loral intends to apply the net proceeds of $388 million for general corporate purposes, including investment in its broadband strategy and expansion of the Loral Global Alliance by acquisition of additional satellites and orbital slots.

11. SUBSEQUENT EVENT

     On April 18, 2000, the Board of Directors of Loral approved a new stock option plan (the "2000 Plan") in order to provide an inducement to attract and retain the services of qualified employees. The 2000 Plan is intended to constitute a "broadly-based plan" as defined in Section 312.04(h) of the New York Stock Exchange ("NYSE") Listed Company Manual, which provides that at least 50% of grants thereunder exclude senior management. The 2000 Plan provides for the grant of non-qualified stock options only. Up to 13 million shares of common stock may be issued under the 2000 Plan, of which approximately 4.5 million options are currently outstanding. Employees of Loral, its subsidiaries and affiliates are eligible to participate in the 2000 Plan. The 2000 Plan (but not outstanding options) will terminate on the tenth anniversary of its adoption.

                       LORAL SPACE & COMMUNICATIONS LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Results of Operations and Financial Condition of Loral Space & Communications, Ltd. and its subsidiaries ("Loral" or the "Company") are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, the Company or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of the Company. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involve risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond the Company's control. Some of these factors and conditions include: (i) the Company and its subsidiaries and affiliates owe significant amounts of money; (ii) the Company's consumer broadband and streaming media strategies are subject to substantial financing and execution risks; (iii) Globalstar was a development-stage company through December 31, 1999, that may continue to lose money, have negative cash flow, require additional money and suffer delays in meeting its targets; (iv) launch failures may delay operations; (v) satellites may fail prematurely; (vi) dependence on operating subsidiaries, especially Space Systems/Loral, Inc.("SS/L), for operating income; (vii) severe competition in the Company's industries; and (viii) governmental or regulatory changes. For a detailed discussion of these factors and conditions, please refer to the periodic reports filed with the SEC by Loral, Globalstar, L.P. ("Globalstar"), Globalstar Telecommunications Limited ("GTL"), Loral CyberStar, Inc.("Loral CyberStar") and Satelites de Mexico, S.A. de C.V. ("Satmex"). In addition, we caution you that the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control.

     Loral is one of the world's leading satellite communications companies, with substantial activities in satellite manufacturing and satellite-based communications services. Loral has assembled the building blocks necessary to create a seamless, global networking capability for the information age. Loral's four operating segments are:

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

          Broadband Data Services: Through Loral CyberStar and its 82% owned subsidiary CyberStar, L.P. ("CyberStar LP"), Loral currently (i) delivers U.S.-based Internet content via satellite to more than 130 Internet Service Providers ("ISPs") in more than 32 foreign countries, which reach approximately seven million residential customers around the world, (ii) distributes high-speed data over private corporate very small aperture terminal ("VSAT") networks, which reach approximately 2.5 million corporate desktops around the world, and (iii) offers business television ("BTV") services by satellite to corporations. Loral's broadband strategy will build on these existing resources and will initially focus on two attractive opportunities for early market entry: consumer broadband services and streaming media services.

          Satellite Manufacturing and Technology. SS/L is one of the world's leading manufacturers of satellites and space systems, providing its customers with a full suite of services, including: developing custom designs to meet their requirements, manufacturing and testing, and arranging for launch services and insurance.

          Global Mobile Telephone Service: Acting as the managing general partner of Globalstar, which owns and operates a global telecommunications network designed to serve virtually every populated area of the world by means of a 52-satellite constellation, including four in-orbit spares (the "Globalstar System"). The Globalstar system commenced operations in the first quarter of 2000 and as of March 31, 2000, 25 countries were in full service, served by 11 gateways. Loral is the managing general partner and owned approximately 40% of Globalstar as of March 31, 2000.

CONSOLIDATED OPERATING RESULTS

     In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a measure of a segment's profit or loss. The following discussion of revenues and EBITDA reflects the results of Loral's operating segments for the three months ended March 31, 2000 and 1999. See Note 9 to Loral's condensed consolidated financial statements for additional information on segment results. The remainder of the discussion relates to the consolidated results of Loral, unless otherwise noted.

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (IN MILLIONS)
OPERATING REVENUES:
Fixed satellite services(1).................................  $102.0     $ 72.1
Broadband data services(2)..................................    32.5       16.3
Satellite manufacturing and technology......................   248.2      326.5
Global mobile telephone service(3)..........................     0.6
                                                              ------     ------
Operating segment revenues..................................   383.3      414.9
Affiliate eliminations(4)...................................   (32.9)     (28.0)
Intercompany eliminations(5)................................   (32.3)     (81.0)
                                                              ------     ------
Operating revenues as reported..............................  $318.1     $305.9
                                                              ======     ======
EBITDA(6):
Fixed satellite services(1).................................  $ 62.0     $ 47.6
Broadband data services(2)..................................    (9.3)      (6.7)
Satellite manufacturing and technology......................    26.4       31.6
Global mobile telephone service(3)..........................   (57.4)     (42.1)
Corporate expenses(7).......................................    (9.5)      (9.2)
                                                              ------     ------
Segment EBITDA before Broadband investment and
  eliminations..............................................    12.2       21.2
Broadband investment(8).....................................    (1.1)
Affiliate eliminations(4)...................................    38.0       21.7
Intercompany eliminations(5)................................    (2.0)      (6.3)
                                                              ------     ------
EBITDA as reported..........................................  $ 47.1     $ 36.6
                                                              ======     ======

---------------
(1) Includes 100% of Europe*Star's EBITDA and 100% of Satmex's revenues and EBITDA.

(2) Broadband Data Services consists of 100% of CyberStar LP and 100% of Loral CyberStar's data services business and consumer broadband services.

(3) Includes 100% of Globalstar's revenue and EBITDA.

(4) Represents amounts related to unconsolidated affiliates (Satmex, Europe*Star and Globalstar). These amounts are eliminated in order to arrive at Loral's condensed consolidated results. Loral's proportionate share of these affiliates is included in equity in net loss of affiliates in Loral's condensed consolidated statements of operations.

(5) Represents the elimination of sales and EBITDA primarily for satellites under construction by SS/L for wholly-owned subsidiaries; as well as eliminating sales for the lease of transponder capacity by Broadband Data Services from Fixed Satellite Services.

(6) EBITDA (which is equivalent to operating income (loss) before depreciation and amortization, including amortization of unearned compensation) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral's operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

(7) Represents unallocated corporate expenses incurred in support of the Company's operations.

(8) Excludes capital investment in Broadband Services.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH MARCH 31, 1999

     Total revenues for Loral's operating segments were $383 million for 2000 versus $415 million in 1999, before intercompany and affiliate eliminations of $65 million in 2000 and $109 million in 1999. The decrease in revenues was due primarily to lower revenues in satellite manufacturing and technology due to the timing of revenues under contract, offset in part by strong growth in FSS as a result of the service start-up of Telstar 6 in March 1999, and Telstar 7, Telstar 10/Apstar IIR and Telstar 12 satellites after the first quarter of 1999 and increased revenues at Satmex, and from growth in the broadband data business in 2000. The decrease in intercompany eliminations in 2000 primarily reflects lower sales by satellite manufacturing and technology to fixed satellite services.

     EBITDA as reported increased to $47 million in 2000 from $37 million in 1999, mainly due to a strong increase in FSS EBITDA as a result of the service start-up of the Telstar 6, Telstar 7, Telstar 10/Apstar IIR and Telstar 12 satellites.

     Depreciation and amortization rose to $53 million in 2000 from $38 million in 1999, and excludes depreciation and amortization of unconsolidated affiliates of $94 million and $15 million for 2000 and 1999, respectively, for Globalstar and Satmex. The increase primarily results from depreciation of satellites recently placed in service, including, Telstar 6, Telstar 7, Telstar 10/Apstar IIR and Telstar 12.

     Interest and investment income increased to $29 million in 2000 from $15 million in 1999, principally due to $10 million of non-cash interest income related to warrants received in connection with Globalstar's 1999 credit agreement and higher average cash balances available for investment in 2000, primarily resulting from proceeds received from the issuance of the Series D 6% convertible redeemable preferred stock due 2007 (the "Series D Preferred Stock") in February 2000.

     Interest expense was $43 million in 2000, net of capitalized interest of $2.4 million, versus $18 million in 1999, net of capitalized interest of $22 million. Capitalized interest decreased due to the commencement of Globalstar service in 2000 and the successful launches in 1999 of Telstar 6, Telstar 7 and Telstar 12.

     The Company realized a $15 million gain from the sale of a portion of its investment in The Fantastic Corporation's common stock in 2000.

     For 2000, the Company recorded an income tax provision of $10.3 million on a loss of $4.9 million, yielding an effective rate of 209%. For 1999, the Company recorded an income tax provision of $2.4 million on a loss of $4.2 million yielding an effective rate of 57%. When comparing 2000 to 1999, the change in the effective rate is primarily attributed to an increase in foreign losses and state and local income tax expense for the current period.

     The minority interest benefit in 2000 primarily reflects the reduction of CyberStar LP's loss attributed to CyberStar LP's other investor, who owned 17.6% as of March 31, 2000.

     The equity in net loss of affiliates was $108 million in 2000 compared to $33 million in 1999. Loral's share of equity in net loss of affiliates for Globalstar, net of the related tax benefit, was $93 million in 2000 compared to $18 million in 1999. This increase was primarily due to Globalstar moving from the development stage into revenue operations, which initiated depreciation of the Globalstar system, and expensing of interest. Loral's share of Satmex's losses was $8 million for 2000 and $6 million for 1999. Also included in net loss from affiliates is Loral's share of losses from Europe*Star and losses from other affiliates (see Note 4 to Loral's condensed consolidated financial statements).

     Preferred distributions were $19 million in 2000 as compared to $12 million for 1999. The increase was primarily due to the issuance of the Series D Preferred Stock in February 2000 and the 332,777 shares of common stock issued in connection with the conversion of 1.4 million shares of Loral's Series C 6% convertible redeemable preferred stock due 2006 (the "Series C Preferred Stock") into common stock during the first quarter of 2000 (see "Liquidity and Capital Resources").

     As a result of the above, the net loss applicable to common stockholders for 2000 was $142 million or $0.49 per basic and diluted share, compared to the net loss of $50 million or $0.17 per basic and diluted share, for 1999. Basic and diluted weighted average shares were 293.3 million for 2000 and 289.7 million for 1999. The increase in shares primarily relates to the conversion of the Series C Preferred Stock into Loral common stock.

RESULTS BY OPERATING SEGMENT

  Fixed Satellite Services

     FSS revenue for 2000 was $102 million versus $72 million in 1999. EBITDA was $62 million in 2000, up from EBITDA of $48 million, in 1999. As of March 31, 2000, FSS had 10 operational satellites (including three satellites owned by Satmex), up from seven (including three satellites owned by Satmex) in March 1999. Funded backlog for FSS totaled $1.9 billion at March 31, 2000, an increase of 119% over the $889 million as of March 31, 1999, including intercompany backlog of $4 million in both 2000 and 1999 and affiliate backlog for Satmex of $481 million in 2000 and $179 million in 1999.

  Broadband Data Services

     Revenues for the Broadband Data Services segment in 2000 were $33 million versus $16 million in 1999, primarily from Loral CyberStar's corporate data networking and Internet and intranet services businesses. EBITDA in 2000 was a loss of $9 million versus a loss of $7 million in 1999. This increase primarily relates to consolidation costs arising from the Company's purchase of Global Access's business television service. As of March 31, 2000, funded backlog for the segment increased to $232 million from $165 million as of March 31, 1999 (all from external sources).

     Total investment in Broadband Data Services was $1 million in 2000 which relates to consumer broadband services.

  Satellite Manufacturing and Technology

     Revenues at SS/L, the Company's satellite manufacturing and technology subsidiary, before intercompany eliminations were approximately $248 million in 2000 versus $327 million in 1999, primarily due to the timing of revenues for customer contracts. EBITDA in 2000 was $26 million versus $32 million in 1999, primarily due to lower revenues. Funded backlog for SS/L as of March 31, 2000 and 1999, was $1.6 billion and $1.5 billion, respectively, including intercompany backlog of $325 million in 2000 and $292 million in 1999.

  Global Mobile Telephone Service

     Loral manages and is the largest equity owner of Globalstar, Loral's global mobile telephone service segment. Through December 31, 1999, Globalstar was a development stage partnership and in 2000 began commercial operations. In 2000, Globalstar realized revenues of $0.6 million and its EBITDA loss increased to $57 million from $42 million in 1999, primarily as a result of increased operations costs and marketing, general and administrative costs, associated with the commencement of service. Globalstar has expended significant funds for the construction, testing and deployment of the Globalstar system and expects deployment and system enhancement costs to continue throughout 2000.

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

  Debt

     The Amended and Restated Credit Agreement, dated as of November 10, 1999, among Loral SpaceCom Corporation ("Loral SpaceCom"), SS/L and the banks party thereto (the "Credit Agreement"), provides for a $275 million term loan facility, a $500 million revolving credit facility (the "Revolving Credit Facility"), of which up to $175 million can be used for letters of credit and a separate $75 million letter of credit facility. The facility is secured by the stock of Loral SpaceCom Corporation and SS/L, and contains various covenants, including an interest coverage ratio, debt to capitalization ratios and restrictions on cash transfers to its parent. As of March 31, 2000, there was approximately $652 million of borrowings outstanding under the Credit Agreement. Total borrowing availability under the Credit Agreement was $52 million at March 31, 2000. The Company had outstanding letters of credit of approximately $117 million as of March 31, 2000. The Company also had $20 million of Canadian Dollar letters of credit outstanding at March 31, 2000.

     Loral CyberStar's outstanding debt as of March 31, 2000, was $974 million, is non-recourse to Loral, and includes certain restrictions on Loral CyberStar's ability to pay dividends or make loans to Loral.

  Equity

     In February 2000, Loral and Lockheed Martin Corporation ("Lockheed") filed certain notices under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in connection with Lockheed's plan to convert its 45,896,978 shares of Loral Series A preferred stock into an equal number of shares of Loral common stock. On March 31, 2000, Lockheed converted the shares of Series A preferred stock into 45,896,978 shares of Loral common stock. Lockheed may dispose of the common stock in transactions registered under, or exempt from, the registration provisions of, the federal securities laws. Loral filed a registration statement to register the shares of common stock acquired by Lockheed upon the conversion of the Series A preferred stock which became effective in May 2000. Loral has agreed to maintain the effectiveness of such registration until May 19, 2001, subject to certain extensions, and has agreed to refrain from selling equity securities in the public markets for its own account until November 2000, subject to certain extensions.

     In February 2000, 1.4 million shares of the Series C Preferred Stock were converted into 3.5 million shares of Loral common stock. In connection with this conversion, Loral issued to converting holders 332,777 additional shares of its common stock, which approximated the dividend prepayments to which they would have been entitled if a provisional redemption of those securities had been made.

     In February 2000, Loral sold $400 million of the Series D Preferred Stock in an offering exempt from registration. The preferred stock is convertible into 20,171,152 shares of common stock at a conversion price of $19.83 per share. Loral intends to apply the proceeds of $388 million for general corporate purposes, including investment in its broadband strategy and expansion of the Loral Global Alliance by acquisition of additional satellites and orbital slots.

  Cash and Restricted and Segregated Cash

     As of March 31, 2000, Loral had $515 million of cash, including $25 million of restricted cash, which will be used for an interest payment on Loral Cyberstar's senior notes in July 2000. Loral intends to utilize its existing capital base and access to the capital markets to construct and operate additional satellites, make additional investments in Globalstar and Globalstar service provider opportunities, invest in its other core businesses, expand the Loral Global Alliance and pursue its broadband strategy. In March 2000, Loral CyberStar used $137 million of segregated cash towards the final payment on the purchase of Telstar 10/ Apstar IIR.

  Net Cash Used in Operating Activities

     Net cash used in operating activities for 2000 was $55 million, primarily due to decreases in accounts payable of $131 million and customer advances of $36 million, offset by the net loss as adjusted for non-cash operating items of $28 million and a decrease in contracts-in-process of $83 million.

     Net cash used in operating activities for the three months ended March 31, 1999 was $24 million, primarily due to decreases in accounts payable of $31 million and accrued expenses and other current liabilities of $29 million and an increase in contracts-in-process of $27 million, offset by the net loss as adjusted for non-cash operating items of $41 million and a decrease in deposits of $17 million.

  Net Cash Used in Investing Activities

     Net cash used in investing activities for 2000 was $58 million, primarily as a result of capital expenditures of $216 million (including approximately $181 million for the final payment for Telstar 10/Apstar IIR), mainly for the construction or acquisition of satellites, $10 million of advances to affiliates and $10 million of investments in affiliates, offset by a reduction in restricted and segregated cash of $162 million and proceeds from the sale of The Fantastic Corporation's common stock of $16 million.

     Net cash used in investing activities was $341 million in 1999, primarily as a result of $155 million of capital expenditures, mainly for the construction of satellites, the $145 million cost of acquiring GTL preferred stock and $66 million of other investments in and advances to affiliates, offset by a reduction in restricted cash of $25 million used for Loral CyberStar's interest payment.

  Net Cash Provided by Financing Activities

     Net cash provided by financing activities for 2000 was $364 million, primarily due to net proceeds of $388 million from the Company's issuance of the Series D Preferred Stock and proceeds from other equity transactions of $10 million, offset by repayments of debt obligations of $20 million and preferred dividend payments of $13 million.

     Net cash provided by financing activities was $384 million in 1999, primarily due to the $344 million of net proceeds from the issuance of 9.5% senior notes, and borrowings of $45 million under the Revolving Credit Facility.

  Fixed Satellite Services

     Loral Skynet currently has four high-power satellites in orbit. Loral intends to expand Loral Skynet's business to become a worldwide satellite service provider through the construction of additional satellites.

     To replace Orion 3, on September 28, 1999, Loral CyberStar purchased from APT Satellite Company Limited ("APT") for approximately $273 million, the rights to all transponder capacity and existing customer leases on the Apstar IIR satellite (except for one C-band transponder retained by APT), and renamed the satellite the Telstar 10/Apstar IIR satellite. Loral CyberStar has full use of the transponders for the remaining life of Telstar 10/Apstar IIR. Loral CyberStar will also have the option to lease from APT replacement satellites upon the end of life of Telstar 10/Apstar IIR. In March 2000, the Company made the final payment of $181 million to APT.

     Satmex currently has three satellites in orbit (Satmex 5, Solidaridad 1 and Solidaridad 2) and one satellite in inclined orbit (Morelos 2).

     On February 16, 2000, Satmex obtained amendments to certain of its debt agreements which adjusted certain financial covenants. As a result, Satmex believes that its future operating cash flow and the availability of its revolving credit facility will be sufficient to service its interest and debt repayment requirements and ensure compliance with its debt agreements.

  Broadband Data Services

     Based upon its current expectations for growth, Loral CyberStar anticipates it will have additional funding requirements over the next three years to fund the purchase of VSATs, senior note interest payments, other capital expenditures and other operating needs. Interest charges on the senior notes are fully provided for by restricted cash through July 2000. Loral CyberStar does not have a revolving credit facility. Accordingly, Loral CyberStar will need to secure funding from Loral, or raise additional financing. Sources of additional capital may include public or private debt, equity financings or strategic investments. To the extent that Loral CyberStar seeks to raise additional debt financing, its indentures limit the amount of such additional debt and prohibit Loral CyberStar from using Telstar 11, Telstar 10/Apstar IIR and Telstar 12 as collateral for indebtedness for money borrowed. If Loral CyberStar requires additional financing and is unable to obtain such financing from Loral or from outside sources in the amounts and at the times needed, there would be a material adverse effect on Loral CyberStar.

  Broadband Investment

     Loral's broadband strategy will build on its existing resources to address both the expanding market for today's broadband services and to become a leading medium for delivery of even richer Internet content in the future. The Company's initial focus will be on two attractive opportunities for early market entry: consumer broadband services and streaming media services.

     Consumer Broadband Services. The Company plans to serve the growing consumer broadband services market, initially in North America, with an affordable, ubiquitous, two-way, high-speed Internet access service employing a hybrid satellite/fiber network. When fully deployed, this network will be capable of serving at least ten million homes and small businesses. The network will offer point-to-point downlink data rates of 1.5 megabits per second and uplink data rates of 128 kilobits per second or greater. In addition, the system will offer streaming multimedia in multicast mode at speeds of up to 30 megabits per second. The Company intends to serve as the "wholesaler" of this connectivity service to ISPs, cable companies, and telephone companies who will market and sell the service to their customers as a high-value extra feature in their own portfolio of services. The Company currently estimates that the required investment for the consumer broadband services business in North America will be approximately $3 billion, with the services implemented and the associated investments made in several phases. Total investment by the Company during the first quarter of 2000 was $1 million.

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

  Global Mobile Telephone Service

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks for the build-out of the Globalstar system, of which $400 million was outstanding at March 31, 2000. The credit facility is guaranteed by Loral SatCom Ltd. and Loral Satellite, Inc., wholly owned subsidiaries of Loral. The guarantee is secured by the pledge of certain assets of Loral and its subsidiaries, including the stock of the guarantors and the Telstar 6 and Telstar 7 satellites. Based on third party valuations, management believes that the fair value of Telstar 6 and Telstar 7 is in excess of this $500 million credit agreement. As of March 31, 2000, the net book value of Telstar 6 and Telstar 7 was $387 million. The guarantee agreement contains customary financial covenants of the guarantors, including maintenance of a minimum collateral coverage ratio and maintenance of a combined minimum net worth and combined EBITDA. In addition, the guarantee agreement contains customary restrictions, including limitations on indebtedness, liens, fundamental changes, asset sales, dividends (except that the guarantors may pay dividends to their parents provided that combined aggregate cash on hand at the guarantors is at least equal to $50 million and the guarantors hold an intercompany note due from Loral for at least $100 million), investments, capital expenditures, creating liens other than those created pursuant to the guarantee and transactions with affiliates.

     In consideration for the guarantee, Loral received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $91 per interest, which were valued at $141 million (based on the guarantee provided). The exercise price was determined by reference to the fair market value of GTL common stock on the closing date of the credit agreement, based on an approximate one partnership interest for four shares of GTL common stock exchange ratio. 50% of the warrants vested in February 2000. Assuming the guarantee remains in effect, an additional 25% will vest in August 2000 with the remaining 25% vesting in August 2001. The warrants expire in 2006. Globalstar may call the warrants after August 5, 2001 if GTL's common stock price exceeds $45.50 for a defined period.

     In February 2000, GTL sold 8,050,000 shares of its common stock to the public under its shelf registration statement. GTL used the net proceeds from the offering of approximately $268.5 million to purchase 1,987,654 ordinary partnership interests in Globalstar. Globalstar intends to use the offering proceeds for general corporate purposes, including: the acceleration of Globalstar's roll-out through increased support for service provider marketing activities and the funding of promotional discounts, development of new service features, and possible repayment of debt.

     From April 1, 2000 through December 31, 2000, Globalstar expects to spend approximately $180 million, for the enhancement of its system software, for the eight spare satellites being constructed by SS/L, for development work completed but not paid at March 31, 2000, and for the net financing provided to Globalstar's service providers to assist in the purchase of gateways, fixed access terminals and handsets (which includes expected receipts of $181 million from the service providers as repayment of such financing). In addition, cash interest, preferred dividends and operating costs are expected to be approximately $125 million per quarter in 2000. Globalstar believes that, its cash on hand ($235 million at March 31, 2000), remaining available credit as of March 31, 2000 of approximately $410 million, under its $250 million and $500 million credit agreements and vendor financing arrangements, will be sufficient to cover its expected cash outflows for 2000. If Globalstar does not negotiate reinstatement of the December 30, 2000 maturity date of its $250 million credit facility and if revenues are less than $160 million in 2000, Globalstar believes that it will require additional funds to the extent revenue falls short of $160 million. While Globalstar believes it will be able to obtain the additional funds, there can be no assurance, however, that such funds will be available on favorable terms or on a timely basis, if at all.

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements with Qualcomm that replaces the previous $100 million vendor financing agreement. The vendor financing bears interest at 6%, matures on August 15, 2003 and requires repayment pro rata with the term loans under Globalstar's $500 million credit facility discussed above. As of May 5, 2000, $482 million was outstanding under this facility. In connection with this agreement, Qualcomm received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $42.25 per interest. The exercise price was determined by reference to the fair market value of GTL's common stock on the closing date of the vendor financing, based on an approximate one partnership interest for four shares of GTL common stock. Fifty percent of the warrants vested on the closing date. The remaining 50% will vest generally in two equal installments on September 1, 2000 and September 1, 2001. The warrants will expire in 2007.

     Loral has agreed that if the principal amount (excluding capitalized interest, currently amounting to $31.1 million) outstanding under the Qualcomm vendor financing facility exceeds the principal amount outstanding under Globalstar's $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As a result, Loral's aggregate guarantee liability for debt outstanding under the Qualcomm vendor financing facility and Globalstar's $500 million credit facility will not exceed $500 million.

COMMITMENTS AND CONTINGENCIES

     On December 15, 1995, Globalstar entered into a $250 million credit agreement (the "Globalstar Credit Agreement") with a group of banks. Lockheed, SS/L and certain other Globalstar partners have guaranteed $206.3 million, $11.7 million and $32.0 million of the Globalstar Credit Agreement, respectively. In addition, Loral agreed to indemnify Lockheed for any liability in excess of $150 million.

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

     On December 23, 1998, the Office of Defense Trade Controls ("ODTC") of the U.S. Department of State temporarily suspended the previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. According to ODTC, the purpose of the temporary suspension is to permit that agency to review the agreement for conformity with newly-enacted legislation (Section 74 of the Arms Export Control Act) with respect to the export of missile equipment or technology. SS/L has complied with ODTC's instructions, and believes that a review of the agreement will show that its terms comply with the new law. The ODTC, however, has not yet completed its review, and the scheduled launch date for ChinaSat-8 is being delayed. If the suspension is not lifted by July 31, 2000, ChinaSat could decide to terminate the contract. If such a termination were to occur, SS/L would have to refund advances received from ChinaSat ($134 million as of March 31, 2000) and may incur penalties of up to $11 million and believes it would incur costs of up to approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer. There can be no assurance that SS/L will be able to find such a replacement customer for the satellite or its Chinese launch vehicle. SS/L will record a charge to earnings of approximately $35 million if it is unable to find a replacement customer for this launch vehicle.

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

     Under an agreement reached with Eutelsat, Loral CyberStar agreed to operate Telstar 12, originally intended to operate at 12 degrees W.L., at 15 degrees W.L. while Eutelsat continues to develop its services at 12.5 degrees W.L. Eutelsat has in turn agreed not to use its 14.8 degrees W.L. orbital slot and to assert its priority rights at such location on Loral CyberStar's behalf. As part of this coordination effort, Loral CyberStar agreed to provide to Eutelsat four transponders on Telstar 12 for the life of the satellite. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, Loral continues to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees W.L. If these discussions are not successful, Telstar 12's useable capacity may be reduced.

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

                           PART II. OTHER INFORMATION

ITEM 2(C).  CHANGES IN SECURITIES

     In February 2000, Loral sold $400 million face amount of 6% Series D convertible redeemable preferred stock due 2007 in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The initial purchasers were Lehman Brothers, Banc of America Securities LLC, Bear, Stearns & Co., Inc., ING Barings, C.E. Unterberg, Towbin, Credit Lyonnais Securities (USA) Inc. and S.G. Cowen. Underwriting discounts and other costs for this offering were approximately $12 million. The price to the initial purchasers was 97.25% of the face amount of the preferred stock. The preferred stock is convertible into shares of Loral common stock at the option of the holder, initially at the conversion price of $19.8303 per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this report:

Exhibit 10.1 -- Guarantee dated as of May 5, 2000, made by Loral Space &
                Communications Ltd. in favor of Qualcomn Incorporated

Exhibit 12  -- Computation of Deficiency of Earnings to Cover Fixed Charges

Exhibit 27  -- Financial Data Schedule

     (b) Reports on Form 8-K

DATE OF REPORT                                                            DESCRIPTION
--------------                                                            -----------
February 9, 2000                Item 5 -- Other Events          Offering of Series D Preferred
                                                                  Stock

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

Date: May 15, 2000

                                 EXHIBIT INDEX

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------

Exhibit 10.1   --  Guarantee dated as of May 5, 2000, made by Loral Space &
                   Communications Ltd. in favor of Qualcomn Incorporated
Exhibit 12     --  Computation of Deficiency of Earnings to Cover Fixed Charges
Exhibit 27     --  Financial Data Schedule