Form 10-Q
period 2000-06-30
LORAL SPACE & COMMUNICATIONS LTD
filed 2000-08-11
CIK 1006269

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     As of July 21, 2000, there were 296,537,907 shares of Loral Space & Communications Ltd. common stock outstanding.

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
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                          JUNE 30,               JUNE 30,
                                                    --------------------   --------------------
                                                      2000        1999       2000        1999
                                                    ---------   --------   ---------   --------
Revenues from satellite sales.....................  $ 226,384   $315,020   $ 448,906   $562,850
Revenues from satellite services..................     97,874     63,417     193,438    121,513
                                                    ---------   --------   ---------   --------
     Total revenues...............................    324,258    378,437     642,344    684,363
Cost of satellite sales...........................    200,803    275,825     391,777    491,124
Cost of satellite services........................     73,494     47,703     152,323     92,655
Selling, general and administrative expenses......     59,838     52,850     114,100     99,691
                                                    ---------   --------   ---------   --------
Operating income (loss)...........................     (9,877)     2,059     (15,856)       893
Interest and investment income....................     31,302     18,777      60,541     33,581
Interest expense..................................    (42,436)   (23,983)    (85,752)   (41,822)
Gain on investments...............................     37,566                 52,723
                                                    ---------   --------   ---------   --------
Income (loss) before income taxes, equity in net
  loss of affiliates and minority interest........     16,555     (3,147)     11,656     (7,348)
Income tax (expense) benefit......................     (4,860)     2,576     (15,122)       179
                                                    ---------   --------   ---------   --------
Income (loss) before equity in net loss of
  affiliates and minority interest................     11,695       (571)     (3,466)    (7,169)
Equity in net loss of affiliates..................   (106,654)   (38,475)   (215,043)   (71,256)
Minority interest.................................      1,044        978       1,564      1,856
                                                    ---------   --------   ---------   --------
Net loss..........................................    (93,915)   (38,068)   (216,945)   (76,569)
Preferred dividends and accretion.................    (16,124)   (11,606)    (35,481)   (23,213)
                                                    ---------   --------   ---------   --------
Net loss applicable to common stockholders........  $(110,039)  $(49,674)  $(252,426)  $(99,782)
                                                    =========   ========   =========   ========
Loss per share:
  Basic and diluted...............................  $   (0.37)  $  (0.17)  $   (0.86)  $  (0.34)
                                                    =========   ========   =========   ========
Weighted average shares outstanding:
  Basic and diluted...............................    295,909    290,060     294,595    289,881
                                                    =========   ========   =========   ========

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)       (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  392,354      $  239,865
  Restricted and segregated cash............................      25,063         187,315
  Accounts receivable, net..................................      89,744          47,899
  Contracts-in-process......................................     313,858         439,921
  Inventories...............................................     162,144         111,060
  Other current assets......................................      86,825          47,261
                                                              ----------      ----------
    Total current assets....................................   1,069,988       1,073,321
Property, plant and equipment, net..........................   1,921,747       1,884,975
Cost in excess of net assets acquired, net..................     933,960         946,781
Long-term receivables.......................................     178,406         167,464
Investments in and advances to affiliates...................   1,032,636       1,098,003
Deposits....................................................     148,895         195,875
Other assets................................................     126,691         244,002
                                                              ----------      ----------
                                                              $5,412,323      $5,610,421
                                                              ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $   98,759      $   85,496
  Accounts payable..........................................     109,357         207,362
  Satellite purchase price payable..........................                     181,928
  Accrued employee costs....................................      42,582          44,797
  Customer advances.........................................      43,176          67,725
  Accrued interest and preferred dividends..................      57,614          49,093
  Other current liabilities.................................      46,036          37,770
  Income taxes payable......................................      27,923          19,708
                                                              ----------      ----------
    Total current liabilities...............................     425,447         693,879
Pension and other post-retirement liabilities...............      54,602          51,601
Long-term liabilities.......................................     208,026         177,300
Long-term debt..............................................   1,850,356       1,913,826
Minority interest...........................................      21,275          23,151
Commitments and contingencies (Notes 4, 6 and 8)
Shareholders' equity:
  Series A convertible preferred stock, $.01 par value......                         459
  Series B preferred stock, $.01 par value..................
  Series C 6% convertible redeemable preferred stock
    ($674,922 and $745,472 redemption value at June 30, 2000
    and December 31, 1999, respectively)....................     665,831         735,437
  Series D 6% convertible redeemable preferred stock
    ($400,000 redemption value).............................     388,000
  Common stock, $.01 par value..............................       2,964           2,452
  Paid-in capital...........................................   2,439,043       2,347,323
  Treasury stock, at cost...................................      (3,360)         (3,360)
  Unearned compensation.....................................        (751)         (1,253)
  Retained deficit..........................................    (661,727)       (409,301)
  Accumulated other comprehensive income....................      22,617          78,907
                                                              ----------      ----------
    Total shareholders' equity..............................   2,852,617       2,750,664
                                                              ----------      ----------
                                                              $5,412,323      $5,610,421
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

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
Operating activities:
  Net loss..................................................  $(216,945)   $ (76,569)
  Non-cash items:
    Equity in net loss of affiliates........................    215,043       71,256
    Minority interest.......................................     (1,564)      (1,856)
    Deferred taxes..........................................      5,314            7
    Non-cash interest and investment income.................    (20,341)      (2,086)
    Non-cash interest expense...............................     18,103       16,483
    Depreciation and amortization...........................    107,255       79,276
    Gain on sale of investments.............................    (52,723)
  Change in operating assets and liabilities:
    Accounts receivable, net................................    (41,845)      (4,322)
    Contracts-in-process....................................     85,607     (100,477)
    Inventories.............................................    (10,628)      21,091
    Deposits................................................     46,980        4,275
    Long-term receivables...................................    (10,942)     (16,121)
    Other current assets....................................     (6,392)         607
    Other assets............................................      7,909      (30,016)
    Accounts payable........................................    (98,005)       4,107
    Accrued expenses and other current liabilities..........     14,572       33,273
    Income taxes payable....................................      8,215         (811)
    Customer advances.......................................    (24,549)     (74,191)
    Long-term liabilities...................................     30,726       19,628
    Other...................................................      1,803        3,167
                                                              ---------    ---------
Cash provided by (used in) operating activities.............     57,593      (53,279)
                                                              ---------    ---------
Investing activities:
  Proceeds from sale of investments.........................     70,940
  Investments in and advances to affiliates.................   (139,580)    (244,375)
  Advances repaid by affiliate..............................      4,473
  Use and transfer of restricted and segregated cash........    162,252       24,919
  Capital expenditures......................................   (288,091)    (228,060)
                                                              ---------    ---------
Cash used in investing activities...........................   (190,006)    (447,516)
                                                              ---------    ---------
Financing activities:
  Proceeds from the issuance of 9.5% senior notes, net......                 343,875
  Proceeds from issuance of Series D 6% preferred stock,
    net.....................................................    388,000
  Borrowings (repayments) under revolving credit facility,
    net.....................................................    (50,000)     110,000
  Borrowings under note purchase facility...................                  10,640
  Repayments under term loan................................    (37,500)
  Repayments of export-import facility......................     (1,073)      (1,073)
  Repayments of other long-term obligations.................     (1,204)        (967)
  Proceeds from common stock issuances......................     16,278       10,527
  Preferred dividends.......................................    (29,599)     (22,367)
                                                              ---------    ---------
Cash provided by financing activities.......................    284,902      450,635
                                                              ---------    ---------
Increase (decrease) in cash and cash equivalents............    152,489      (50,160)
Cash and cash equivalents -- beginning of period............    239,865      546,772
                                                              ---------    ---------
Cash and cash equivalents -- end of period..................  $ 392,354    $ 496,612
                                                              =========    =========
Non-cash activities:
  Conversion of Series A Preferred Stock to common stock....  $     459
                                                              =========
  Conversion of Series C Preferred Stock to common stock and related issuance of additional common shares on
    conversion..............................................  $  75,449
                                                              =========
  Unrealized loss on available-for-sale securities..........  $  (2,764)   $  (7,207)
                                                              =========    =========
  Capital lease obligation..................................  $  21,467
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

          Fixed Satellite Services ("FSS"): Leasing transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television ("DTH"), through the activities of Loral Skynet, Loral CyberStar, Inc. ("Loral CyberStar"), Satelites Mexicanos, S.A. de C.V. ("Satmex") and Europe*Star Limited ("Europe*Star");

          Data Services: Providing managed communications networks and Internet and intranet services through Loral CyberStar and delivering high-speed broadband data communications and business television and infomedia services through CyberStar, L.P. ("CyberStar LP");

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

2) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Loral included in Loral's latest Annual Report on Form 10-K.

  Restricted and Segregated Cash

     At June 30, 2000, Loral CyberStar had $25 million of restricted cash for a July 15, 2000 interest payment on its senior notes.

  Reclassifications

     Certain reclassifications have been made to conform prior period amounts to the current period presentation.

                       LORAL SPACE & COMMUNICATIONS LTD.

3) COMPREHENSIVE LOSS

     The components of comprehensive loss for the six months ended June 30, 2000 and 1999, are as follows (in thousands):

                                                                2000        1999
                                                              ---------   --------
Net loss....................................................  $(216,945)  $(76,569)
Cumulative translation adjustment...........................       (803)    (1,386)
Unrealized losses arising during the period.................     (2,764)    (7,207)
Less, realized gains included in net loss...................    (52,723)
                                                              ---------   --------
Comprehensive loss..........................................  $(273,235)  $(85,162)
                                                              =========   ========

     Realized gains during the six months ended June 30, 2000 arose from the Company's sale of a portion of its investments in available-for-sale securities.

4) INVESTMENTS IN AND ADVANCES TO AFFILIATES

     As of June 30, 2000, Loral owned directly and indirectly 24.8 million ordinary partnership interests (approximately 40%) of the total 61.9 million Globalstar ordinary partnership interests outstanding. Loral accounts for its investment in Globalstar on the equity method, recognizing its allocated share of net losses based on the direct and indirect ordinary partnership interests it owns.

     Investments in and advances to affiliates are as follows (in thousands):

                                                               JUNE 30,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   ------------
Globalstar, including vendor financing arrangements of
  $238,515 and $219,823 at June 30, 2000 and December 31,
  1999, respectively........................................  $  789,626    $  878,140
Satmex......................................................      54,036        70,747
Europe*Star.................................................      65,604        62,300
Other affiliates............................................     123,370        86,816
                                                              ----------    ----------
                                                              $1,032,636    $1,098,003
                                                              ==========    ==========

     Equity in net loss of affiliates consists of (in thousands):

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              ---------   -------
Globalstar, net of tax benefit..............................  $ 186,490   $37,256
Satmex......................................................     11,433    15,628
Europe*Star.................................................      2,434     1,964
SkyBridge, net of tax benefit...............................        300    12,297
Other affiliates, net of tax benefit........................     14,386     4,111
                                                              ---------   -------
                                                              $ 215,043   $71,256
                                                              =========   =======

                       LORAL SPACE & COMMUNICATIONS LTD.

4) INVESTMENTS IN AND ADVANCES TO AFFILIATES -- (CONTINUED)
     The condensed consolidated statements of operations include the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2000       1999
                                                              -------   --------
Revenues from satellite sales...............................  $86,135   $186,906
Interest and investment income..............................   30,446      8,260
Interest expense capitalized on development stage
  enterprises...............................................    2,294     18,778
Elimination of Loral's proportionate share of intercompany
  profits...................................................    3,780        767
Amortization of excess carrying value, capitalized interest
  and intercompany profits related to investment in
  Globalstar................................................   15,450

     The following table represents the summary of results of operations of certain of Loral's affiliates for the six months ended June 30, 2000 and 1999 (in thousands):

                                                         2000                    1999
                                                 ---------------------   ---------------------
                                                  SATMEX    GLOBALSTAR    SATMEX    GLOBALSTAR
                                                 --------   ----------   --------   ----------
Revenue........................................  $ 66,253   $   1,317    $ 70,011
Operating income (loss)........................    13,693    (267,024)     13,256    $(79,846)
Net loss.......................................   (14,739)   (417,574)    (16,461)    (75,771)
Net loss applicable to common shareholders.....   (15,493)                (16,838)
Net loss applicable to ordinary partnership
  interests....................................              (432,854)                (90,461)

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank became due, and was thereupon repaid in full by its guarantors, including Lockheed Martin Corporation ("Lockheed Martin"), Qualcomm, DASA and SS/L, who had previously received warrants for GTL common stock in consideration of their guarantee. Pursuant to the relevant agreements entered into in 1996, Globalstar issued three-year notes in the amounts of $206.3 million, $21.9 million, $11.7 million and $10.1 million to Lockheed Martin, Qualcomm, SS/L, and DASA, respectively, in satisfaction of their subrogation rights. The notes are due on June 30, 2003 and bear interest, on a deferred basis, at a rate of LIBOR plus 3%.

     On June 30, 2000, Loral paid $56.3 million on a net basis to Lockheed Martin in satisfaction of its obligation to indemnify Lockheed Martin for liability in excess of $150 million under Lockheed Martin's guarantee of Globalstar's $250 million credit facility. Accordingly, Loral is entitled to receive notes in respect thereof. The amounts paid by Loral and SS/L are reflected as investments and advances to affiliates on Loral's condensed consolidated balance sheet.

     Lockheed Martin has rejected the notes it received and is instead asking Globalstar to issue new securities with additional rights and enhanced value, without waiving its claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements, but is, nonetheless, in discussions with Lockheed Martin to resolve the dispute.

     If the dispute is not resolved, Globalstar cannot be sure that if the matter were litigated the court would agree with Globalstar's interpretation of the agreements. Moreover, if as a result of this dispute, a holder of Globalstar public bonds claimed a cross default under the applicable indentures, and a court ruled against Globalstar, the maturity date of the bonds would be accelerated. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements.

                       LORAL SPACE & COMMUNICATIONS LTD.

4) INVESTMENTS IN AND ADVANCES TO AFFILIATES -- (CONTINUED)
     In May 2000, Satelites Enigma S.A. de C.V., Loral's partner in Satmex, exercised its option to purchase 104,105 shares of Satmex preferred stock from Loral for $6 million in cash and Loral realized a gain of $1 million, which is included in gain on investments on the condensed consolidated statements of operations.

     During 1999, Satmex sold two Ku-band transponders on Satmex 5 to Loral Skynet for $17 million, resulting in a gain of $7.5 million. Loral's proportionate share of the profit on these transponders was eliminated in Loral's consolidated results.

5) CONTRACTS-IN-PROCESS

                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
                                                                  (IN THOUSANDS)
U.S. Government contracts:
  Amounts billed............................................  $  8,533     $  9,003
  Unbilled contract receivables.............................     2,255        6,965
                                                              --------     --------
                                                                10,788       15,968
                                                              --------     --------
Commercial contracts:
  Amounts billed............................................   182,079      226,609
  Unbilled contract receivables.............................   120,991      197,344
                                                              --------     --------
                                                               303,070      423,953
                                                              --------     --------
                                                              $313,858     $439,921
                                                              ========     ========

     Unbilled amounts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed upon shipment of the product, achievement of contractual milestones, or completion of the contract and, at such time, are reclassified to billed receivables.

                       LORAL SPACE & COMMUNICATIONS LTD.

6) LONG TERM DEBT

                                                               JUNE 30,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   ------------
                                                                   (IN THOUSANDS)
Term loan, 7.1%.............................................  $  218,750    $  256,250
Revolving credit facility, 7.1%.............................     225,000       275,000
Note purchase facility......................................     139,238       139,238
9.5% senior notes due 2006..................................     350,000       350,000
Export-Import credit facility...............................      11,799        12,872
Capital lease obligation....................................      21,210
Other.......................................................         584           591
Non-recourse debt of Loral CyberStar:
  11.25% senior notes due 2007 (principal amount $443
     million)...............................................     498,623       501,734
  12.5% senior discount notes due 2007 (principal amount at
     maturity $484 million and accreted principal amount of
     $401 million and $378 million as of June 30, 2000 and
     December 31, 1999, respectively).......................     469,623       448,409
  Other.....................................................      14,288        15,228
                                                              ----------    ----------
Total debt..................................................   1,949,115     1,999,322
Less, current maturities....................................      98,759        85,496
                                                              ----------    ----------
                                                              $1,850,356    $1,913,826
                                                              ==========    ==========

     The note purchase facility is due to mature in August 2000 and at such time the amount outstanding under this facility will be rolled into the revolving credit facility. This event will not change the availability under the revolving credit facility.

7) LOSS PER SHARE

     Basic loss per share is computed based on the weighted average number of shares of common stock and the Series A preferred stock outstanding. Diluted loss per share excludes the assumed conversion of the Series C preferred stock, Series D preferred stock and stock options, as the effect would have been antidilutive. For the three and six months ended June 30, 2000, weighted options equating to 1.0 million and 0.5 million shares of common stock, respectively, and for the three and six months ended June 30, 1999 weighted options equating to 1.3 million and 1.2 million shares of common stock, respectively, as calculated using the treasury stock method, were excluded from the calculation of diluted loss per share, as the effect would have been antidilutive.

                       LORAL SPACE & COMMUNICATIONS LTD.

7) LOSS PER SHARE -- (CONTINUED)
     The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

                                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                                             JUNE 30,             JUNE 30,
                                                        ------------------   ------------------
                                                          2000      1999       2000      1999
                                                        --------   -------   --------   -------
Numerator:
  Net loss............................................  $ 93,915   $38,068   $216,945   $76,569
  Preferred dividends and accretion...................    16,124    11,606     35,481    23,213
                                                        --------   -------   --------   -------
  Numerator for basic and diluted earnings per
     share--net loss applicable to common
     stockholders.....................................  $110,039   $49,674   $252,426   $99,782
                                                        ========   =======   ========   =======
Denominator:
  Weight average shares:
     Common stock.....................................   295,909   244,163    272,148   243,984
     Series A preferred stock.........................              45,897     22,447    45,897
                                                        --------   -------   --------   -------
  Denominator for basic loss per share................   295,909   290,060    294,595   289,881
  Effect of dilutive securities:
     Series C preferred stock.........................         *         *          *         *
     Series D preferred stock.........................         *         *          *         *
     Employee stock options...........................         *         *          *         *
                                                        --------   -------   --------   -------
  Denominator for diluted loss per share..............   295,909   290,060    294,595   289,881
                                                        ========   =======   ========   =======
Basic and diluted loss per share......................  $   0.37   $  0.17   $   0.86   $  0.34
                                                        ========   =======   ========   =======

---------------
* Effect is antidilutive.

     In the first quarter of 2000, all of the Company's Series A preferred stock and 1.4 million shares of the Company's Series C preferred stock were converted into the Company's common stock (see Note 10).

8) COMMITMENTS AND CONTINGENCIES

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks for the build-out of the Globalstar System. The credit facility is guaranteed by Loral SatCom Ltd. and Loral Satellite, Inc., wholly owned subsidiaries of Loral, for which Loral received 3,450,000 warrants to purchase Globalstar partnership interests. The guarantee is secured by the pledge of certain assets of Loral and its subsidiaries, including the stock of the guarantors and the Telstar 6 and Telstar 7 satellites. Based on third party valuations, management believes that the fair value of Telstar 6 and Telstar 7 is in excess of this $500 million credit agreement. As of June 30, 2000, the net book value of Telstar 6 and Telstar 7 was approximately $370 million. The guarantee agreement contains customary financial covenants of the guarantors, including maintenance of a minimum collateral coverage ratio and maintenance of a combined minimum net worth and combined earnings before interest, taxes, depreciation and amortization ("EBITDA"). In addition, the guarantee agreement contains customary restrictions, including limitations on indebtedness, liens, fundamental changes, asset sales, dividends (except that the guarantors may pay dividends to their parents provided that combined aggregate cash on hand at the guarantors is at least equal to $50 million and the guarantors hold an intercompany note due from Loral for at least $100 million), investments, capital expenditures, creating liens other than those created pursuant to the guarantee and transactions with affiliates.

                       LORAL SPACE & COMMUNICATIONS LTD.

8) COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
     Globalstar's $500 million credit facility contains various financial condition covenants, one of which would require, among other things, that Globalstar have revenues of $100 million for the 12 month period ended March 31, 2001. Globalstar's revenues for the quarter ended June 30, 2000, the first three months of this period, were $708,000. Unless Globalstar can satisfy this covenant or obtain waivers or amendments from a majority of the bank lenders, Globalstar will be in default under its debt facilities. Moreover, a default by Globalstar under its $500 million credit facility would result in the bank lenders exercising their rights under the guarantee agreement.

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of capitalized interest) with Qualcomm that replaced the previous $100 million vendor financing agreement. The vendor financing bears interest at 6%, matures on August 15, 2003 and requires repayment pro rata with the term loans under Globalstar's $500 million credit facility discussed above. As of June 30, 2000, $503 million was outstanding under this facility. In connection with this agreement, Qualcomm received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $42.25 per interest. The exercise price was determined by reference to the fair market value of GTL's common stock on the closing date of the vendor financing, based on an approximate one partnership interest for four shares of GTL common stock. Fifty percent of the warrants vested on the closing date. The remaining 50% will vest generally in two equal installments on September 1, 2000 and September 1, 2001. The warrants will expire in 2007.

     Loral has agreed that if the principal amount (excluding capitalized interest of $31.1 million at June 30, 2000) outstanding under the Qualcomm vendor financing facility exceeds the principal amount outstanding under Globalstar's $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As a result, Loral's aggregate guarantee liability for debt outstanding under the Qualcomm vendor financing facility and Globalstar's $500 million credit facility will not exceed $500 million.

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

     SS/L is a target of a grand jury investigation being conducted by the office of the U.S. Attorney for the District of Columbia with respect to possible violations of export control laws that may have occurred in connection with the participation of SS/L employees on a committee formed in the wake of the 1996 crash of a Long March rocket in China and whose purpose was to consider whether studies of the crash made by the

                       LORAL SPACE & COMMUNICATIONS LTD.

8) COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
Chinese had correctly identified the cause of the failure. The Company is not in a position to predict the direction or outcome of the investigation. If SS/L were to be indicted and convicted of a criminal violation of the Arms Export Control Act, it would be subject to a fine of $1 million per violation and could be debarred from certain export privileges and, possibly, from participation in government contracts. Since many of SS/L's satellites are built for foreign customers and/or launched on foreign rockets, such a debarment would have a material adverse effect on SS/L's business and, therefore, the Company. Indictment for such violations would subject SS/L to discretionary debarment from further export licenses. Under the applicable regulations, SS/L could be debarred from export privileges without being convicted of any crime if it is indicted for these alleged violations, and loss of export privileges would harm SS/L's business. Whether or not SS/L is indicted or convicted, SS/L remains subject to the State Department's general statutory authority to prohibit exports of satellites and related services if it finds a violation of the Arms Export Control Act that puts SS/L's reliability in question, and it can suspend export privileges whenever it determines that grounds for debarment exist and that such suspension "is reasonably necessary to protect world peace or the security or foreign policy of the United States."

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

     On December 23, 1998, the Office of Defense Trade Controls ("ODTC") of the U.S. Department of State temporarily suspended the previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. According to ODTC, the purpose of the temporary suspension is to permit that agency to review the agreement for conformity with newly-enacted legislation (Section 74 of the Arms Export Control Act) with respect to the export of missile equipment or technology. SS/L has complied with ODTC's instructions, and believes that a review of the agreement will show that its terms comply with the new law. The ODTC, however, has not yet completed its review, and the scheduled launch date for ChinaSat-8 is being delayed. As a result of the suspension, ChinaSat could decide to terminate the contract. If such a termination were to occur, SS/L would have to refund advances received from ChinaSat ($134 million as of June 30, 2000) and may incur penalties of up to $11 million and believes it would incur costs of up to approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer. There can be no assurance that SS/L will be able to find such a replacement customer for the satellite or its Chinese launch vehicle. SS/L will record a charge to earnings of approximately $35 million if it is unable to find a replacement customer for this launch vehicle.

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

     Under an agreement reached with Eutelsat, Loral CyberStar agreed to operate Telstar 12, which was originally intended to operate at 12 degrees W.L., at 15 degrees W.L. while Eutelsat will continue to develop its services at 12.5 degrees W.L. Eutelsat has in turn agreed not to use its 14.8 degrees W.L. orbital slot and

                       LORAL SPACE & COMMUNICATIONS LTD.

8) COMMITMENTS AND CONTINGENCIES -- (CONTINUED) will assert its priority rights over such location on Loral CyberStar's behalf. As part of this coordination effort, Loral CyberStar agreed to provide to Eutelsat four transponders on Telstar 12 for the life of the satellite and has retained risk of loss with respect to such transponders. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, Loral continues to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees W.L. If these discussions are not successful, Telstar 12's useable capacity may be reduced.

9) SEGMENTS

     Loral has four reportable business segments: Fixed Satellite Services, Data Services, Satellite Manufacturing and Technology and Global Mobile Telephone Service (see Note 1).

     In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as the measure of a segment's profit or loss. Segment results include the results of Loral's subsidiaries and its affiliates, Satmex, Europe*Star and Globalstar, which are accounted for using the equity method. Intersegment revenues primarily consists of satellites under construction by Satellite Manufacturing and Technology for Fixed Satellite Services and Global Mobile Telephone Service and sales by Fixed Satellite Services to Data Services and Satellite Manufacturing and Technology for the lease of transponder capacity.

     Summarized financial information concerning the reportable segments is as follows (in millions):

                              SEGMENT INFORMATION
                        THREE MONTHS ENDED JUNE 30, 2000

                                                                       SATELLITE       GLOBAL
                                            FIXED                    MANUFACTURING     MOBILE
                                          SATELLITE       DATA            AND        TELEPHONE
                                         SERVICES(1)   SERVICES(2)   TECHNOLOGY(3)   SERVICE(4)   CORPORATE(5)     TOTAL
                                         -----------   -----------   -------------   ----------   ------------   ---------
REVENUES AND EBITDA:
Revenues from external customers.......   $  102.4       $ 29.2        $  181.4       $    0.8                   $   313.8
Intersegment revenues..................        9.9                        116.4                                      126.3
                                          --------       ------        --------       --------                   ---------
Operating segment revenues.............   $  112.3       $ 29.2        $  297.8       $    0.8                       440.1
                                          ========       ======        ========       ========
Revenues of unconsolidated
  affiliates(6)........................                                                                              (34.6)
Intercompany revenues(7)...............                                                                              (81.2)
                                                                                                                 ---------
Operating revenues as reported.........                                                                          $   324.3
                                                                                                                 =========
Segment EBITDA before Broadband
  investment and eliminations..........   $   69.9       $ (8.3)       $   25.3       $  (52.3)     $  (10.8)    $    23.8
Broadband investment(8)................                    (2.7)                                                      (2.7)
EBITDA of unconsolidated
  affiliates(6)(9).....................                                                                               31.2
Intercompany EBITDA(7)(9)..............                                                                               (8.0)
                                                                                                                 ---------
EBITDA(9)..............................                                                                               44.3
Depreciation and amortization(10)......                                                                              (54.2)
                                                                                                                 ---------
Operating loss.........................                                                                          $    (9.9)
                                                                                                                 =========

                       LORAL SPACE & COMMUNICATIONS LTD.

9) SEGMENTS -- (CONTINUED)

                                                                       SATELLITE       GLOBAL
                                            FIXED                    MANUFACTURING     MOBILE
                                          SATELLITE       DATA            AND        TELEPHONE
                                         SERVICES(1)   SERVICES(2)   TECHNOLOGY(3)   SERVICE(4)   CORPORATE(5)     TOTAL
                                         -----------   -----------   -------------   ----------   ------------   ---------
OTHER DATA:
Depreciation and amortization before
  affiliate eliminations(10)...........   $   54.9       $  4.6        $    9.2       $   79.9      $    0.9     $   149.5
                                          ========       ======        ========       ========      ========
Depreciation and amortization of
  unconsolidated affiliates(6)(10).....                                                                              (95.3)
                                                                                                                 ---------
Depreciation and amortization(10)......                                                                          $    54.2
                                                                                                                 =========
Total assets before affiliate
  eliminations.........................   $3,744.5       $213.2        $1,551.5       $4,059.7      $1,192.8     $10,761.7
                                          ========       ======        ========       ========      ========
Total assets of unconsolidated
  affiliates(6)........................                                                                           (5,349.4)
                                                                                                                 ---------
Total assets...........................                                                                          $ 5,412.3
                                                                                                                 =========

---------------

 (1) Includes 100% of Europe*Star's EBITDA and 100% of Satmex's revenues and EBITDA. For the three and six months ended June 30, 1999, Satmex's results include $17 million in revenues and $7.5 million in EBITDA from the sale of transponders to Loral Skynet.

 (2) Data Services consists of 100% of CyberStar LP and 100% of Loral CyberStar's data services business and consumer broadband services.

 (3) Satellite Manufacturing and Technology consists of 100% of SS/L's results.

 (4) Includes 100% of Globalstar's results.

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

 (7) Represents the elimination of intercompany sales and EBITDA, primarily for satellites under construction by SS/L for wholly-owned subsidiaries; as well as eliminating sales for the lease of transponder capacity by Data Services and Satellite Manufacturing and Technology from Fixed Satellite Services.

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

                       LORAL SPACE & COMMUNICATIONS LTD.

9) SEGMENTS -- (CONTINUED)
                              SEGMENT INFORMATION
                         SIX MONTHS ENDED JUNE 30, 2000

                                                                   SATELLITE       GLOBAL
                                        FIXED                    MANUFACTURING     MOBILE
                                      SATELLITE       DATA            AND        TELEPHONE
                                     SERVICES(1)   SERVICES(2)   TECHNOLOGY(3)   SERVICE(4)   CORPORATE(5)    TOTAL
                                     -----------   -----------   -------------   ----------   ------------   -------
REVENUES AND EBITDA:
Revenues from external customers...    $197.1        $ 61.7         $362.8        $   1.4                    $ 623.0
Intersegment revenues..............      17.2                        183.3                                     200.5
                                       ------        ------         ------        -------                    -------
Operating segment revenues.........    $214.3        $ 61.7         $546.1        $   1.4                      823.5
                                       ======        ======         ======        =======
Revenues of unconsolidated
  affiliates(6)....................                                                                            (67.6)
Intercompany revenues(7)...........                                                                           (113.6)
                                                                                                             -------
Operating revenues as reported.....                                                                          $ 642.3
                                                                                                             =======
Segment EBITDA before Broadband
  investment and eliminations......    $131.9        $(17.6)        $ 51.7        $(109.7)       $(20.3)     $  36.0
Broadband investment(8)............                    (3.7)                                                    (3.7)
EBITDA of unconsolidated
  affiliates(6)(9).................                                                                             69.2
Intercompany EBITDA(7)(9)..........                                                                            (10.1)
                                                                                                             -------
EBITDA(9)..........................                                                                             91.4
Depreciation and
  amortization(10).................                                                                           (107.3)
                                                                                                             -------
Operating loss.....................                                                                          $ (15.9)
                                                                                                             =======
OTHER DATA:
Depreciation and amortization
  before affiliate
  eliminations(10).................    $109.1        $  9.8         $ 18.1        $ 158.1        $  1.1      $ 296.2
                                       ======        ======         ======        =======        ======
Depreciation and amortization of
  unconsolidated
  affiliates(6)(10)................                                                                           (188.9)
                                                                                                             -------
Depreciation and
  amortization(10).................                                                                          $ 107.3
                                                                                                             =======

                       LORAL SPACE & COMMUNICATIONS LTD.

9) SEGMENTS -- (CONTINUED)
                              SEGMENT INFORMATION
                        THREE MONTHS ENDED JUNE 30, 1999

                                                               SATELLITE       GLOBAL
                                    FIXED                    MANUFACTURING     MOBILE
                                  SATELLITE       DATA            AND        TELEPHONE
                                 SERVICES(1)   SERVICES(2)   TECHNOLOGY(3)   SERVICE(4)   CORPORATE(5)     TOTAL
                                 -----------   -----------   -------------   ----------   ------------   ---------
REVENUES AND EBITDA:
Revenues from external
  customers....................   $   70.5       $ 17.8        $  240.8                                  $   329.1
Intersegment revenues..........       19.9                        104.6                                      124.5
                                  --------       ------        --------                                  ---------
Operating segment revenues.....   $   90.4       $ 17.8        $  345.4                                      453.6
                                  ========       ======        ========
Revenues of unconsolidated
  affiliates(6)................                                                                              (42.0)
Intercompany revenues(7).......                                                                              (33.2)
                                                                                                         ---------
Operating revenues as
  reported.....................                                                                          $   378.4
                                                                                                         =========
Segment EBITDA before Broadband
  investment and
  eliminations.................   $   47.4       $ (4.1)       $   32.4       $  (36.6)     $   (9.4)    $    29.7
EBITDA of unconsolidated
  affiliates(6)(9).............                                                                               16.3
Intercompany EBITDA(7)(9)......                                                                               (2.5)
                                                                                                         ---------
EBITDA(9)......................                                                                               43.5
Depreciation and
  amortization(10).............                                                                              (41.4)
                                                                                                         ---------
Operating income...............                                                                          $     2.1
                                                                                                         =========
OTHER DATA:
Depreciation and amortization
  before affiliate
  eliminations(10).............   $   41.4       $  4.9        $   10.7       $    0.6      $    0.8     $    58.4
                                  ========       ======        ========       ========      ========
Depreciation and amortization
  of unconsolidated
  affiliates(6)(10)............                                                                              (17.0)
                                                                                                         ---------
Depreciation and
  amortization(10).............                                                                          $    41.4
                                                                                                         =========
Total assets before affiliate
  eliminations.................   $3,619.2       $119.8        $1,767.1       $3,046.2      $1,409.2     $ 9,961.5
                                  ========       ======        ========       ========      ========
Total assets of unconsolidated
  affiliates(6)................                                                                           (4,365.0)
                                                                                                         ---------
Total assets...................                                                                          $ 5,596.5
                                                                                                         =========

                       LORAL SPACE & COMMUNICATIONS LTD.

9) SEGMENTS -- (CONTINUED)
                              SEGMENT INFORMATION
                         SIX MONTHS ENDED JUNE 30, 1999

                                                                    SATELLITE       GLOBAL
                                         FIXED                    MANUFACTURING     MOBILE
                                       SATELLITE       DATA            AND        TELEPHONE
                                      SERVICES(1)   SERVICES(2)   TECHNOLOGY(3)   SERVICE(4)   CORPORATE(5)   TOTAL
                                      -----------   -----------   -------------   ----------   ------------   ------
REVENUES AND EBITDA:
Revenues from external customers....    $140.2        $ 34.3         $381.5                                   $556.0
Intersegment revenues...............      22.2                        290.3                                    312.5
                                        ------        ------         ------                                   ------
Operating segment revenues..........    $162.4        $ 34.3         $671.8                                    868.5
                                        ======        ======         ======
Revenues of unconsolidated
  affiliates(6).....................                                                                           (70.0)
Intercompany revenues(7)............                                                                          (114.1)
                                                                                                              ------
Operating revenues as reported......                                                                          $684.4
                                                                                                              ======
Segment EBITDA before Broadband
  investment and eliminations.......    $ 95.0        $(10.8)        $ 64.0         $(78.7)       $(18.6)     $ 50.9
EBITDA of unconsolidated
  affiliates(6)(9)..................                                                                            37.9
Intercompany EBITDA(7)(9)...........                                                                            (8.6)
                                                                                                              ------
EBITDA(9)...........................                                                                            80.2
Depreciation and amortization(10)...                                                                           (79.3)
                                                                                                              ------
Operating income....................                                                                          $  0.9
                                                                                                              ======
OTHER DATA:
Depreciation and amortization before
  affiliate eliminations(10)........    $ 79.5        $  9.1         $ 19.5         $  1.1        $  1.6      $110.8
                                        ======        ======         ======         ======        ======
Depreciation and amortization of
  unconsolidated
  affiliates(6)(10).................                                                                           (31.5)
                                                                                                              ------
Depreciation and amortization(10)...                                                                          $ 79.3
                                                                                                              ======

                       LORAL SPACE & COMMUNICATIONS LTD.

10) SHAREHOLDERS' EQUITY

  Series A Preferred Stock

     On March 31, 2000, Lockheed Martin converted 45,896,978 shares of Loral's Series A preferred stock into 45,896,978 shares of Loral common stock. As a result, Lockheed Martin may dispose of the common stock. Loral filed a registration statement to register the shares of common stock acquired by Lockheed Martin upon the conversion of the Series A preferred stock, which became effective in May 2000. Loral has agreed to maintain the effectiveness of such registration until May 19, 2001, subject to certain extensions, and has agreed to refrain from selling equity securities in the public markets for its own account until November 2000, subject to certain extensions.

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

  Series D Preferred Stock

     In February 2000, Loral sold $400 million of Series D 6% convertible redeemable preferred stock due 2007 in an offering exempt from registration. The preferred stock is convertible into 20,171,457 shares of common stock at a conversion price of $19.83 per share.

  Stock Option Plan

     On April 18, 2000, the Board of Directors of Loral approved a new stock option plan (the "2000 Plan") in order to provide an inducement to attract and retain the services of qualified employees. The 2000 Plan is intended to constitute a "broadly-based plan" as defined in Section 312.04(h) of the New York Stock Exchange ("NYSE") Listed Company Manual, which provides that at least 50% of grants thereunder exclude senior management. The 2000 Plan provides for the grant of non-qualified stock options only. Up to 13 million shares of common stock may be issued under the 2000 Plan, of which approximately 7 million options at a weighted average exercise price of $8.05 per share were outstanding as of July 31, 2000. Employees of Loral, its subsidiaries and affiliates are eligible to participate in the 2000 Plan. The 2000 Plan (but not outstanding options) will terminate on the tenth anniversary of its adoption.

                       LORAL SPACE & COMMUNICATIONS LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Results of Operations and Financial Condition of Loral Space & Communications, Ltd. and its subsidiaries ("Loral" or the "Company") are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, the Company or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of the Company. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involve risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond the Company's control. Some of these factors and conditions include: (i) the Company and its subsidiaries and affiliates owe significant amounts of money; (ii) the Company's consumer broadband and streaming media strategies are subject to substantial financing and execution risks; (iii) Globalstar's subscriber demand to date has been lower than anticipated and it must achieve revenue quickly in order to meet a financial covenant that will become effective in March 2001; (iv) launch failures may delay operations; (v) satellites may fail prematurely; (vi) dependence on operating subsidiaries, especially Space Systems/Loral, Inc. ("SS/L"), for operating income; (vii) severe competition in the Company's industries; and (viii) governmental or regulatory changes. For a detailed discussion of these factors and conditions, please refer to the periodic reports filed with the SEC by Loral, Globalstar, L.P. ("Globalstar") and Globalstar Telecommunications Limited ("GTL"), Loral CyberStar, Inc.("Loral CyberStar") and Satelites de Mexico, S.A. de C.V. ("Satmex"). In addition, we caution you that the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control.

     Loral is one of the world's leading satellite communications companies, with substantial activities in satellite manufacturing and satellite-based communications services. Loral has assembled the building blocks necessary to create a seamless, global networking capability for the information age. Loral's four operating segments are:

          Fixed Satellite Services ("FSS"). Through the Loral Global Alliance, which currently consists of Loral Skynet, Loral CyberStar, Loral's 49% owned affiliate Satmex, and Loral's 47% owned affiliate Europe*Star Limited ("Europe*Star"), Loral has become one of the world's leading providers of satellite services using geostationary communications satellites. Loral leases transponder capacity on its satellites to its customers who use the capacity for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television. The Loral Global Alliance currently has ten high-powered geosynchronous satellites in orbit: the seven satellite Telstar fleet and three Satmex satellites, with footprints covering almost all of the world's population.

          Data Services: Through Loral CyberStar and Loral's 82% owned subsidiary CyberStar, L.P. ("CyberStar LP"), Loral currently (i) delivers U.S.-based Internet content via satellite to more than 130 Internet Service Providers ("ISPs") in more than 32 foreign countries, which reach approximately seven million residential customers around the world, (ii) distributes high-speed data over private corporate very small aperture terminal ("VSAT") networks, which reach approximately 2.5 million corporate desktops around the world, and (iii) offers business television ("BTV") and infomedia services via satellite to corporations. Loral's broadband strategy will build on these existing resources and will initially focus on two attractive opportunities for early market entry: consumer broadband services and streaming media services.

          Satellite Manufacturing and Technology. SS/L is one of the world's leading manufacturers of satellites and space systems, providing its customers with a full suite of services, including: developing custom designs to meet their requirements; manufacturing and testing; and arranging for launch services and insurance.

          Global Mobile Telephone Service: Acting as the managing general partner of Globalstar, which owns and operates a global telecommunications network designed to serve virtually every populated area of the world by means of a 52-satellite constellation, including four in-orbit spares (the "Globalstar System"). The Globalstar System commenced operations in the first quarter of 2000 and as of June 30, 2000, 39 countries were in full service, served by 17 gateways. Loral is the managing general partner and owned approximately 40% of Globalstar as of June 30, 2000.

CONSOLIDATED OPERATING RESULTS

     In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a measure of a segment's profit or loss. The following discussion of revenues and EBITDA reflects the results of Loral's operating segments for the three months and six months ended June 30, 2000 and 1999. See Note 9 to Loral's condensed consolidated financial statements for additional information on segment results. The remainder of the discussion relates to the consolidated results of Loral, unless otherwise noted.

                                                             THREE MONTHS        SIX MONTHS
                                                                 ENDED              ENDED
                                                               JUNE 30,           JUNE 30,
                                                            ---------------   -----------------
                                                             2000     1999     2000      1999
                                                            ------   ------   -------   -------
                                                                       (IN MILLIONS)
OPERATING REVENUES:
Fixed satellite services(1)...............................  $112.3   $ 90.4   $ 214.3   $ 162.4
Data services(2)..........................................    29.2     17.8      61.7      34.3
Satellite manufacturing and technology....................   297.8    345.4     546.1     671.8
Global mobile telephone service(3)........................     0.8                1.4
                                                            ------   ------   -------   -------
Operating segment revenues................................   440.1    453.6     823.5     868.5
Affiliate eliminations(4).................................   (34.6)   (42.0)    (67.6)    (70.0)
Intercompany eliminations(5)..............................   (81.2)   (33.2)   (113.6)   (114.1)
                                                            ------   ------   -------   -------
Operating revenues as reported............................  $324.3   $378.4   $ 642.3   $ 684.4
                                                            ======   ======   =======   =======
EBITDA(6):
Fixed satellite services(1)...............................  $ 69.9   $ 47.4   $ 131.9   $  95.0
Data services(2)..........................................    (8.3)    (4.1)    (17.6)    (10.8)
Satellite manufacturing and technology....................    25.3     32.4      51.7      64.0
Global mobile telephone service(3)........................   (52.3)   (36.6)   (109.7)    (78.7)
Corporate expenses(7).....................................   (10.8)    (9.4)    (20.3)    (18.6)
                                                            ------   ------   -------   -------
Segment EBITDA before Broadband investment and
  eliminations............................................    23.8     29.7      36.0      50.9
Broadband investment(8)...................................    (2.7)              (3.7)
Affiliate eliminations(4).................................    31.2     16.3      69.2      37.9
Intercompany eliminations(5)..............................    (8.0)    (2.5)    (10.1)     (8.6)
                                                            ------   ------   -------   -------
EBITDA as reported........................................  $ 44.3   $ 43.5   $  91.4   $  80.2
                                                            ======   ======   =======   =======

---------------
(1) Includes 100% of Europe*Star's EBITDA and 100% of Satmex's revenues and EBITDA. For the three and six months ended June 30, 1999, Satmex's results include $17 million in revenues and $7.5 million in EBITDA from the sale of transponders to Loral Skynet.

(2) Data Services consists of 100% of CyberStar LP and 100% of Loral CyberStar's data services business and consumer broadband services and excludes broadband investment.

(3) Includes 100% of Globalstar's results.

(4) Represents amounts related to unconsolidated affiliates (Satmex, Europe*Star and Globalstar). These amounts are eliminated in order to arrive at Loral's condensed consolidated results. Loral's proportionate share of these affiliates is included in equity in net loss of affiliates in Loral's condensed consolidated statements of operations.

(5) Represents the elimination of sales and EBITDA primarily for satellites under construction by SS/L for wholly-owned subsidiaries; as well as eliminating sales for the lease of transponder capacity by Data Services and Satellite Manufacturing and Technology from Fixed Satellite Services.

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

(8) Excludes capital investment in Broadband Services.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH JUNE 30, 1999

     Total revenues for Loral's operating segments were $440 million for 2000 versus $454 million in 1999, before intercompany and affiliate eliminations of $116 million in 2000 and $75 million in 1999. The decrease in revenues was due primarily to lower revenues in satellite manufacturing and technology due to the timing of revenues under contract, offset in part by strong growth in FSS, as a result of the service start-up of the Telstar 7, Telstar 10/Apstar IIR and Telstar 12 satellites after the second quarter of 1999, offset by decreased revenues at Satmex due to the sale of two transponders to Loral Skynet in 1999, and from growth in data services in 2000. The increase in intercompany eliminations in 2000 primarily reflects higher sales by satellite manufacturing and technology to fixed satellite services.

     EBITDA as reported was $44 million in 2000 and in 1999, mainly due to lower satellite manufacturing and technology EBITDA, primarily from lower revenues, and increased costs for data services due to the expansion of the business, offset by a strong increase in FSS EBITDA as a result of the service start-up of the Telstar 7, Telstar 10/Apstar IIR and Telstar 12 satellites.

     Depreciation and amortization rose to $54 million in 2000 from $41 million in 1999, and excludes depreciation and amortization of unconsolidated affiliates of $95 million and $17 million for 2000 and 1999, respectively, for Globalstar and Satmex. The increase primarily results from depreciation of satellites placed in service after the second quarter of 1999.

     Interest and investment income increased to $31 million in 2000 from $19 million in 1999, principally due to the non-cash interest income related to warrants received in connection with the guarantees provided by Loral's subsidiaries of Globalstar's 1999 credit agreement.

     Interest expense was $42 million in 2000, net of capitalized interest of $4 million, versus $24 million in 1999, net of capitalized interest of $19 million. Capitalized interest decreased due to the commencement of Globalstar service in 2000 and the successful launches in 1999 of Telstar 7 and Telstar 12.

     The Company realized a $38 million gain in 2000, primarily from the sale of a portion of its investments in available-for-sale securities.

     For 2000, the Company recorded an income tax provision of $5 million on income of $17 million, yielding an effective rate of 29.4%. For 1999, the Company recorded an income tax benefit of $2.6 million on a loss of $3.1 million yielding an effective rate of 81.8%. When comparing 2000 to 1999, the change in the effective rate is primarily attributed to a decrease in the percentage of net income generated from non-taxable jurisdictions in 2000, offset by the relative impact of certain permanent adjustments in 1999.

     The minority interest benefit primarily reflects the reduction of CyberStar LP's loss attributed to CyberStar LP's other investor, who owned 17.6% as of June 30, 2000.

     The equity in net loss of affiliates was $107 million in 2000 compared to $38 million in 1999. Loral's share of equity in net loss of affiliates related to Globalstar activities, net of the related tax benefit, was $102 million in 2000 compared to $22 million in 1999. This increase was primarily due to Globalstar moving from the development stage into revenue operations, which initiated depreciation of the Globalstar System and the expensing of interest and increased operations and marketing, general and administrative costs. Loral's share of Satmex's losses was $3 million for 2000 and $10 million for 1999, after eliminating the profit on the sale of transponders to Loral Skynet. Also included in net loss from affiliates is Loral's share of losses from Europe*Star and from other affiliates (see Note 4 to Loral's condensed consolidated financial statements).

     Preferred distributions were $16 million in 2000 as compared to $12 million for 1999. The increase was primarily due to the issuance of Loral's Series D 6% convertible redeemable preferred stock ("Series D Preferred Stock") in February 2000.

     As a result of the above, the net loss applicable to common stockholders for 2000 was $110 million or $0.37 per basic and diluted share, compared to the net loss of $50 million or $0.17 per basic and diluted share for 1999. Basic and diluted weighted average shares were 295.9 million for 2000 and 290.1 million for 1999. The increase in shares primarily relates to the conversion of a portion of the Series C Preferred Stock into Loral common stock.

RESULTS BY OPERATING SEGMENT FOR THE THREE MONTHS

  Fixed Satellite Services

     FSS revenue for 2000 was $112 million versus $73 million in 1999, which excludes the sale of two transponders by Satmex to Loral Skynet for $17 million in 1999. EBITDA was $70 million in 2000, up from EBITDA of $40 million, in 1999, which excludes $7.5 million of EBITDA from the transponder sale by Satmex to Loral Skynet. As of June 30, 2000, FSS had 10 operational satellites (including three satellites owned by Satmex), up from seven (including three satellites owned by Satmex) at June 30, 1999. Funded backlog for FSS totaled $1.9 billion at June 30, 2000, an increase in excess of 100% over the $919 million as of June 30, 1999, including intercompany backlog of $2 million in 2000 and $1 million in 1999 and affiliate backlog for Satmex of $484 million in 2000 and $223 million in 1999.

  Data Services

     Revenues for the data services segment in 2000 were $29 million versus $18 million in 1999, primarily from Loral CyberStar's corporate data networking and Internet and intranet services businesses. EBITDA in 2000 was a loss of $8 million versus a loss of $4 million in 1999. As of June 30, 2000, funded backlog for the segment increased to $300 million, including $29 million of intercompany backlog from $167 million as of June 30, 1999.

     Total investment in broadband services, which does not include any capital expenditures, was $3 million in 2000, which primarily relates to streaming media services.

  Satellite Manufacturing and Technology

     Revenues at SS/L, the Company's satellite manufacturing and technology subsidiary, before intercompany eliminations were $298 million in 2000 versus $345 million in 1999. EBITDA in 2000 was $25 million versus $32 million in 1999. Funded backlog for SS/L as of June 30, 2000 and 1999, was $1.6 billion and $1.3 billion, respectively, including intercompany backlog of $562 million in 2000 and $262 million in 1999.

  Global Mobile Telephone Service

     Loral manages and is the largest equity owner of Globalstar, Loral's global mobile telephone service segment. Through December 31, 1999, Globalstar was a development stage partnership and in 2000 began commercial operations. In 2000, Globalstar realized revenues of $0.7 million on 1,137,000 minutes of billable service, more than double the usage in the first quarter of 2000. Globalstar's EBITDA loss increased to $52 million in 2000 from $37 million in 1999, primarily as a result of increased operations costs and marketing, general and administrative costs, associated with the commencement of service.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH JUNE 30, 1999

     Total revenues for Loral's operating segments were $824 million for 2000 versus $869 million in 1999, before intercompany and affiliate eliminations of $181 million in 2000 and $184 million in 1999. The decrease in revenues was due primarily to lower revenues in satellite manufacturing and technology due to the timing of revenues under contract, offset in part by strong growth in FSS as a result of the service start-up of Telstar 6 in March 1999, and Telstar 7, Telstar 10/Apstar IIR and Telstar 12 satellites after the second quarter of 1999 and from growth in data services in 2000.

     EBITDA as reported increased to $91 million in 2000 from $80 million in 1999, mainly due to strong growth in FSS EBITDA as a result of the service start-up of the Telstar 6, Telstar 7, Telstar 10/Apstar IIR and Telstar 12 satellites, offset in part by lower satellite manufacturing and technology EBITDA, primarily resulting from lower revenues, and increased costs for data services due to the expansion of the business.

     Depreciation and amortization rose to $107 million in 2000 from $79 million in 1999, and excludes depreciation and amortization of unconsolidated affiliates of $189 million and $32 million for 2000 and 1999, respectively, for Globalstar and Satmex. The increase primarily results from depreciation of satellites recently placed in service.

     Interest and investment income increased to $61 million in 2000 from $34 million in 1999, principally due to the non-cash interest income related to the amortization of the value of the warrants received in connection with the guarantees provided by Loral's subsidiaries of Globalstar's 1999 credit agreement.

     Interest expense was $86 million in 2000, net of capitalized interest of $6 million, versus $42 million in 1999, net of capitalized interest of $41 million. Capitalized interest decreased due to the commencement of Globalstar service in 2000 and the successful launches in 1999 of Telstar 6, Telstar 7 and Telstar 12.

     The Company realized $53 million of gains in 2000, primarily from the sale of a portion of its investments in available-for-sale securities.

     For 2000, the Company recorded an income tax provision of $15 million on income of $12 million, yielding an effective rate of 130%. For 1999, the Company recorded an income tax benefit of $0.2 million on a loss of $7.3 million, yielding an effective rate of 2.4%. When comparing 2000 to 1999, the change in the effective rate is primarily attributed to a decrease in net income generated from non-taxable jurisdictions and an increase in state and local income tax expense for 2000.

     The minority interest benefit primarily reflects the reduction of CyberStar LP's loss attributed to CyberStar LP's other investor.

     The equity in net loss of affiliates was $215 million in 2000 compared to $71 million in 1999. Loral's share of equity in net loss of affiliates related to Globalstar activities, net of the related tax benefit, was $191 million in 2000 compared to $41 million in 1999. This increase was primarily due to Globalstar moving from the development stage into revenue operations, which initiated depreciation of the Globalstar System, and the expensing of interest and increased operations and marketing, general and administrative costs. Loral's share of Satmex's losses was $11 million for 2000 and $16 million for 1999, after eliminating the profit on the sale of transponders to Loral Skynet. Also included in net loss from affiliates is Loral's share of losses from Europe*Star and from other affiliates (see Note 4 to Loral's condensed consolidated financial statements).

     Preferred distributions were $35 million in 2000 as compared to $23 million for 1999. The increase was primarily due to the issuance of the Series D Preferred Stock in February 2000 and the 332,777 shares of common stock issued as dividend prepayments in connection with the conversion of 1.4 million shares of Loral's Series C Preferred Stock into common stock during the first quarter of 2000 (see "Liquidity and Capital Resources").

     As a result of the above, the net loss applicable to common stockholders for 2000 was $252 million or $0.86 per basic and diluted share, compared to the net loss of $100 million or $0.34 per basic and diluted share, for 1999. Basic and diluted weighted average shares were 294.6 million for 2000 and 289.9 million for 1999. The increase in shares primarily relates to the conversion of a portion of the Series C Preferred Stock into Loral common stock.

RESULTS BY OPERATING SEGMENT FOR THE SIX MONTHS

  Fixed Satellite Services

     FSS revenue for 2000 was $214 million versus $145 million in 1999, which excludes the sale of two transponders by Satmex to Loral Skynet for $17 million in 1999. EBITDA was $132 million in 2000, up from EBITDA of $87.5 million in 1999, which excludes EBITDA of $7.5 million from the transponder sale by Satmex to Loral Skynet.

  Data Services

     Revenues for the data services segment in 2000 were $62 million versus $34 million in 1999, primarily from Loral CyberStar's corporate data networking and Internet and intranet services businesses. EBITDA in 2000 was a loss of $18 million versus a loss of $11 million in 1999.

     Total investment in broadband services, which does not include any capital expenditures, was $4 million in 2000, which primarily relates to streaming media services.

  Satellite Manufacturing and Technology

     Revenues at SS/L, the Company's satellite manufacturing and technology subsidiary, before intercompany eliminations were $546 million in 2000 versus $672 million in 1999. EBITDA in 2000 was $52 million versus $64 million in 1999.

  Global Mobile Telephone Service

     In 2000, Globalstar realized revenues of $1.3 million on 1,687,000 minutes of billable service and its EBITDA loss increased to $109 million in 2000 from $79 million in 1999, primarily as a result of increased operations costs and marketing, general and administrative costs, associated with the commencement of service.

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

  Debt

     The Amended and Restated Credit Agreement, dated as of November 10, 1999, among Loral SpaceCom Corporation ("Loral SpaceCom"), SS/L and the banks party thereto (the "Credit Agreement"), provides for a $275 million term loan facility, a $500 million revolving credit facility (the "Revolving Credit Facility"), of which up to $175 million can be used for letters of credit and a separate $75 million letter of credit facility. The facility is secured by the stock of Loral SpaceCom Corporation and SS/L, and contains various covenants, including an interest coverage ratio, debt to capitalization ratios and restrictions on cash transfers to its parent. As of June 30, 2000, there was approximately $583 million of borrowings outstanding under the Credit Agreement (including $139 million under the note purchase facility). Total borrowing availability under the Credit Agreement was $128 million at June 30, 2000. The Company had outstanding letters of credit of approximately $17 million as of June 30, 2000. The Company also had $20 million of Canadian Dollar letters of credit outstanding at June 30, 2000.

     The Company's note purchase facility, which will mature in August 2000, reduces the availability under the Revolving Credit Facility. Upon maturity of the note purchase facility, the outstanding debt will be financed under the Revolving Credit Facility.

     Loral CyberStar had $983 million of outstanding debt as of June 30, 2000, that was non-recourse to Loral, which includes certain restrictions on Loral CyberStar's ability to pay dividends or make loans to Loral.

  Equity

     On March 31, 2000, Lockheed Martin Corporation ("Lockheed Martin") converted 45,896,978 shares of Loral's Series A preferred stock into 45,896,978 shares of Loral common stock. As a result, Lockheed Martin may dispose of the common stock. Loral filed a registration statement to register the shares of common stock acquired by Lockheed Martin upon the conversion of the Series A preferred stock which became effective in May 2000. Loral has agreed to maintain the effectiveness of such registration until May 19, 2001, subject to certain extensions, and has agreed to refrain from selling equity securities in the public markets for its own account until November 2000, subject to certain extensions.

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

     In February 2000, Loral sold $400 million of the Series D Preferred Stock in an offering exempt from registration and realized net proceeds of $388 million. The preferred stock is convertible into 20,171,457 shares of common stock at a conversion price of $19.83 per share.

  Cash and Restricted and Segregated Cash

     As of June 30, 2000, Loral had $417 million of cash, including $25 million of restricted cash, for an interest payment on Loral Cyberstar's senior notes due July 15, 2000. Loral intends to utilize its existing capital base and access to the capital markets to construct and operate additional satellites, invest in its other core businesses, expand the Loral Global Alliance, pursue its broadband strategy and make additional investments in Globalstar and Globalstar service provider opportunities. In March 2000, Loral CyberStar used $181 million of cash and segregated cash for the final payment on the purchase of Telstar 10/Apstar IIR.

  Net Cash Provided by (Used in) Operating Activities

     Net cash provided by operating activities for the six months ended June 30, 2000 was $58 million, primarily due to the net loss as adjusted for non-cash operating items of $54 million, decreases in contracts-in-process of $86 million and deposits of $47 million and an increase in long-term liabilities of $31 million, offset by decreases in accounts payable of $98 million, customer advances of $25 million and an increase in accounts receivable of $42 million.

     Net cash used in operating activities for the six months ended June 30, 1999 was $53 million, primarily due to decreases in customer advances of $74 million and an increase in contracts-in-process of $100 million, offset by the net loss as adjusted for non-cash operating items of $87 million and increases in accrued expenses and other current liabilities of $33 million.

  Net Cash Used in Investing Activities

     Net cash used in investing activities for 2000 was $190 million, primarily as a result of capital expenditures of $288 million mainly for the construction or acquisition of satellites (including $181 million for the final payment for Telstar 10/Apstar IIR), $18 million of advances to affiliates and $122 million of investments in affiliates, offset by a reduction in restricted and segregated cash of $162 million and proceeds from sales of available-for-sale securities of $70 million.

     Net cash used in investing activities was $448 million in 1999, as a result of $228 million of capital expenditures, mainly for the construction of satellites, the $146 million cost of acquiring GTL preferred stock and $98 million of other investments in and advances to affiliates, offset by a reduction in restricted cash of $25 million.

  Net Cash Provided by Financing Activities

     Net cash provided by financing activities for 2000 was $285 million, primarily due to net proceeds of $388 million from the Company's issuance of the Series D Preferred Stock, offset by repayments of debt obligations of $90 million.

     Net cash provided by financing activities was $451 million in 1999, primarily due to the $344 million of net proceeds from the issuance of 9.5% senior notes, and borrowings of $110 million under the Revolving Credit Facility.

  Fixed Satellite Services

     Loral Skynet currently has four high-power satellites in orbit. Loral intends to expand Loral Skynet's business to become a worldwide satellite service provider through the construction of additional satellites.

     Loral CyberStar currently has three satellites in orbit. To replace Orion 3, on September 28, 1999, Loral CyberStar purchased from APT Satellite Company Limited ("APT") for approximately $273 million, the rights to all transponder capacity and existing customer leases on the Apstar IIR satellite (except for one C-band transponder retained by APT), and renamed the satellite the Telstar 10/Apstar IIR satellite. Loral CyberStar has full use of the transponders for the remaining life of Telstar 10/Apstar IIR. Loral CyberStar will also have the option to lease from APT replacement satellites upon the end of life of Telstar 10/Apstar IIR. In March 2000, the Company made the final payment of $181 million to APT.

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

     In May 2000, Satelites Enigma S.A. de C.V., Loral's partner in Satmex, exercised its option to purchase 104,105 shares of Satmex preferred stock from Loral for $6 million in cash and Loral realized a gain of $1 million.

  Data Services

     Based upon its current expectations for growth, Loral CyberStar anticipates it will have additional funding requirements over the next three years to fund the streaming media investment, the purchase of VSATs, senior note interest payments, other capital expenditures and other operating needs. Interest charges on the senior notes are fully provided for by restricted cash through July 2000. Loral CyberStar will need to secure funding from Loral, or raise additional financing to fund these requirements. Sources of additional capital may include public or private debt, equity financings or strategic investments. To the extent that Loral CyberStar seeks to raise additional debt financing, its indentures limit the amount of such additional debt and prohibit Loral CyberStar from using Telstar 11, Telstar 10/Apstar IIR and Telstar 12 as collateral for indebtedness for money borrowed. If Loral CyberStar requires additional financing and is unable to obtain such financing from Loral or from outside sources in the amounts and at the times needed, there would be a material adverse effect on Loral CyberStar.

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

     Consumer Broadband Services. The Company plans to serve the growing consumer broadband services market, initially in North America, with an affordable, ubiquitous, two-way, high-speed Internet access service employing a hybrid satellite/fiber network. The Company intends to serve as the "wholesaler" of this connectivity service to ISPs, cable companies, and telephone companies who will market and sell the service to their customers as a high-value extra feature in their own portfolio of services. The Company currently estimates that the required investment for the consumer broadband services business in North America will be approximately $3 billion, with the services implemented and the associated investments made in several phases over five years.

     Streaming Media Services. The Company intends to exploit the technical advantages of satellites to deliver streaming media services more effectively than terrestrial alternatives. The Company intends to enter three streaming media business areas: transport services to the "edge of the net" for content and applications service providers; content aggregation services for customers wishing to outsource their streaming media distribution process; and development of a portal tailored for businesses. The Company currently estimates the required investment for the streaming media services business at approximately $500 million over five years.

     The Company is seeking strategic partners to enhance the establishment and prospects of both the planned consumer broadband and streaming media businesses. The Company expects that such third party strategic partners will bear a significant portion of the costs of these projects.

     The broadband investment by the Company during the six months ended June 30, 2000 was $4 million, which does not include any capital expenditures.

  Global Mobile Telephone Service

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank became due, and was thereupon repaid in full by its guarantors, including Lockheed Martin, Qualcomm, DASA and SS/L, who had previously received warrants for GTL common stock in consideration of their guarantee. Pursuant to the relevant agreements entered into in 1996, Globalstar issued three-year notes in the amounts of $206.3 million, $21.9 million, $11.7 million and $10.1 million to Lockheed Martin, Qualcomm, SS/L and DASA, respectively, in satisfaction of their subrogation rights. The notes are due on June 30, 2003 and bear interest, on a deferred basis, at a rate of LIBOR plus 3%.

     On June 30, 2000, Loral paid $56.3 million on a net basis to Lockheed Martin in satisfaction of its obligation to indemnify Lockheed Martin for liability in excess of $150 million under Lockheed Martin's guarantee of Globalstar's $250 million credit facility. Accordingly, Loral is entitled to receive notes in respect thereof.

     Lockheed Martin has rejected the notes it received and is instead asking Globalstar to issue new securities with additional rights and enhanced value, without waiving its claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements, but is, nonetheless, in discussions with Lockheed Martin to resolve the dispute.

     If the dispute is not resolved, Globalstar cannot be sure that if the matter were litigated the court would agree with Globalstar's interpretation of the agreements. Moreover, if as a result of this dispute, a holder of Globalstar public bonds claimed a cross default under the applicable indentures, and a court ruled against Globalstar, the maturity date of the bonds would be accelerated. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements.

     From July 1, 2000 through December 31, 2000, Globalstar expects to spend approximately $161 million for the enhancement of its system software, for the eight spare satellites being constructed by SS/L, for development work completed but not paid at June 30, 2000, for repayment of vendor financing and for the net financing provided to Globalstar's service providers to assist in the purchase of gateways, fixed access terminals and handsets (net of expected receipts of $129 million from the service providers as repayment of such financing). In addition, cash interest, preferred dividends and operating costs are expected to be between $100 million and $125 million per quarter for the remainder of 2000. Globalstar expects that its cash on hand ($463 million at June 30, 2000) and remaining available credit as of June 30, 2000 of approximately $29 million under vendor financing arrangements, will enable it to end 2000 with a cash surplus in excess of $100 million. Globalstar believes that it will require additional funds to the extent that cash on hand and revenue does not cover its expected cash outflows for 2001. While Globalstar believes it will be able to obtain the additional funds, there can be no assurance, however, that such funds will be available on favorable terms or on a timely basis, if at all.

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks for the build-out of the Globalstar System, which was fully drawn at June 30, 2000. The credit facility is guaranteed by Loral SatCom Ltd. and Loral Satellite, Inc., wholly owned subsidiaries of Loral. The guarantee is secured by the pledge of certain assets of Loral and its subsidiaries, including the stock of the guarantors and the Telstar 6 and Telstar 7 satellites. Based on third party valuations, management believes that the fair value of Telstar 6 and Telstar 7 is in excess of this $500 million credit agreement. As of June 30, 2000, the net book value of Telstar 6 and Telstar 7 was approximately $370 million. The guarantee agreement contains customary financial covenants of the guarantors, including maintenance of a minimum collateral coverage ratio and maintenance of a combined minimum net worth and combined EBITDA. In addition, the guarantee agreement contains customary restrictions, including limitations on indebtedness, liens, fundamental changes, asset sales, dividends (except that the guarantors may pay dividends to their parents provided that combined aggregate cash on hand at the guarantors is at least equal to $50 million and the guarantors hold an intercompany note due from Loral for at least $100 million), investments, capital expenditures, creating liens other than those created pursuant to the guarantee and transactions with affiliates.

     Globalstar's $500 million credit facility contains various financial condition covenants, one of which would require, among other things, that Globalstar have revenues of $100 million for the 12 month period ended March 31, 2001. Globalstar's revenues for the quarter ended June 30, 2000, the first three months of this period were $708,000. Unless Globalstar can satisfy this covenant or obtain waivers or amendments from a majority of the bank lenders, Globalstar will be in default under its debt facilities. Moreover, a default by Globalstar under its $500 million credit facility would result in the bank lenders exercising their rights under the guarantee agreement.

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

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of capitalized interest) with Qualcomm that replaced the previous $100 million vendor financing agreement. The vendor financing bears interest at 6%, matures on August 15, 2003 and requires repayment pro rata with the term loans under Globalstar's $500 million credit facility discussed above. As of June 30, 2000, $503 million was outstanding under this facility. In connection with this agreement, Qualcomm received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $42.25 per interest. The exercise price was determined by reference to the fair market value of GTL's common stock on the closing date of the vendor financing, based on an approximate one partnership interest for four shares of GTL common stock. Fifty percent of the warrants vested on the closing date. The remaining 50% will vest generally in two equal installments on September 1, 2000 and September 1, 2001. The warrants will expire in 2007.

     Loral has agreed that if the principal amount (excluding capitalized interest of $31.1 million at June 30, 2000) outstanding under the Qualcomm vendor financing facility exceeds the principal amount outstanding under Globalstar's $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As a result, Loral's aggregate guarantee liability for debt outstanding under the Qualcomm vendor financing facility and Globalstar's $500 million credit facility will not exceed $500 million.

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

     On December 23, 1998, the Office of Defense Trade Controls ("ODTC") of the U.S. Department of State temporarily suspended the previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. According to ODTC, the purpose of the temporary suspension is to permit that agency to review the agreement for conformity with newly-enacted legislation (Section 74 of the Arms Export Control Act) with respect to the export of missile equipment or technology. SS/L has complied with ODTC's instructions, and believes that a review of the agreement will show that its terms comply with the new law. The ODTC, however, has not yet completed its review, and the scheduled launch date for ChinaSat-8 is being delayed. As a result of the suspension, ChinaSat could decide to terminate the contract. If such a termination were to occur, SS/L would have to refund advances received from ChinaSat ($134 million as of June 30, 2000) and may incur penalties of up to $11 million and believes it would incur costs of up to approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer. There can be no assurance that SS/L will be able to find such a replacement customer for the satellite or its Chinese launch vehicle. SS/L will record a charge to earnings of approximately $35 million if it is unable to find a replacement customer for this launch vehicle.

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

     Under an agreement reached with Eutelsat, Loral CyberStar agreed to operate Telstar 12, originally intended to operate at 12 degrees W.L., at 15 degrees W.L. while Eutelsat continues to develop its services at 12.5 degrees W.L. Eutelsat has in turn agreed not to use its 14.8 degrees W.L. orbital slot and to assert its priority rights at such location on Loral CyberStar's behalf. As part of this coordination effort, Loral CyberStar agreed to provide to Eutelsat four transponders on Telstar 12 for the life of the satellite and has retained risk of loss with respect to such transponders. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, Loral continues to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees W.L. If these discussions are not successful, Telstar 12's useable capacity may be reduced.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 16, 2000, at the Company's Annual Meeting of Stockholders, the following proposals were acted on:

     (1) In an uncontested election, three nominees for the Board of Directors were elected to three year terms expiring in 2003. The votes were as follows:

                                                                  FOR       WITHHELD
                                                              -----------   ---------
Howard Gittis...............................................  266,701,872   3,925,793
Gershon Kekst...............................................  266,586,972   4,040,693
Arthur L. Simon.............................................  266,727,917   3,899,748

     (2) The selection of Deloitte & Touche LLP to serve as independent auditors for the fiscal year ending December 31, 2000, was approved. The votes were as follows:

For.........................................................  268,622,236
Against.....................................................    1,362,470
Abstentions.................................................      642,959

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

     The following exhibits are filed as part of this report:

Exhibit 12   --  Computation of Deficiency of Earnings to Cover Fixed Charges
Exhibit 27   --  Financial Data Schedule

     (B) REPORTS ON FORM 8-K

             DATE OF REPORT                               DESCRIPTION
             --------------                               -----------
May 5, 2000 Item 5 -- Other Events          2000 Stock Option Plan

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

Date: August 11, 2000