Form 10-Q
period 2000-09-30
LORAL SPACE & COMMUNICATIONS LTD
filed 2000-11-14
CIK 1006269

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     As of October 31, 2000, there were 297,336,814 shares of Loral Space & Communications Ltd. common stock outstanding.

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
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                    -------------------   ----------------------
                                                      2000       1999       2000         1999
                                                    --------   --------   ---------   ----------
Revenues from satellite sales.....................  $195,221   $276,262   $ 644,127   $  839,112
Revenues from satellite services..................    97,321     70,890     290,759      192,403
                                                    --------   --------   ---------   ----------
     Total revenues...............................   292,542    347,152     934,886    1,031,515
Cost of satellite sales...........................   174,274    246,547     565,600      737,671
Cost of satellite services........................    73,205     56,315     225,979      148,970
Selling, general and administrative expenses......    56,155     52,875     170,255      152,566
                                                    --------   --------   ---------   ----------
Operating loss....................................   (11,092)    (8,585)    (26,948)      (7,692)
Interest and investment income....................    31,255     25,644      91,796       59,225
Interest expense..................................   (39,835)   (25,362)   (125,586)     (67,184)
Gain on investments...............................    18,139                 70,862
                                                    --------   --------   ---------   ----------
Income (loss) before income taxes, equity in net
  loss of affiliates and minority interest........    (1,533)    (8,303)     10,124      (15,651)
Income tax (expense) benefit......................    (4,322)    27,699     (19,445)      27,878
                                                    --------   --------   ---------   ----------
Income (loss) before equity in net loss of
  affiliates and minority interest................    (5,855)    19,396      (9,321)      12,227
Equity in net loss of affiliates..................   (75,269)   (32,739)   (290,312)    (103,995)
Minority interest.................................       387        879       1,951        2,735
                                                    --------   --------   ---------   ----------
Net loss..........................................   (80,737)   (12,464)   (297,682)     (89,033)
Preferred dividends and accretion.................   (15,923)   (11,606)    (51,404)     (34,819)
                                                    --------   --------   ---------   ----------
Net loss applicable to common stockholders........  $(96,660)  $(24,070)  $(349,086)  $ (123,852)
                                                    ========   ========   =========   ==========
Loss per share:
  Basic and diluted...............................  $  (0.33)  $  (0.08)  $   (1.18)  $    (0.43)
                                                    ========   ========   =========   ==========
Weighted average shares outstanding:
  Basic and diluted...............................   296,580    290,387     295,257      290,050
                                                    ========   ========   =========   ==========

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                   2000             1999
                                                              --------------    ------------
                                                               (UNAUDITED)         (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  399,939       $  239,865
  Restricted and segregated cash............................                        187,315
  Accounts receivable, net..................................        59,526           47,899
  Contracts-in-process......................................       255,789          439,921
  Inventories...............................................       160,617          111,060
  Other current assets......................................        93,105           47,261
                                                                ----------       ----------
    Total current assets....................................       968,976        1,073,321
Property, plant and equipment, net..........................     1,899,660        1,884,975
Cost in excess of net assets acquired, net..................       927,185          946,781
Long-term receivables.......................................       192,249          167,464
Investments in and advances to affiliates...................       990,530        1,098,003
Deposits....................................................       161,790          195,875
Other assets................................................       124,198          244,002
                                                                ----------       ----------
                                                                $5,264,588       $5,610,421
                                                                ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................    $  104,635       $   85,496
  Accounts payable..........................................        80,360          207,362
  Satellite purchase price payable..........................                        181,928
  Accrued employee costs....................................        39,739           44,797
  Customer advances.........................................        85,505           67,725
  Accrued interest and preferred dividends..................        32,673           49,093
  Other current liabilities.................................        49,668           37,770
  Income taxes payable......................................        31,313           19,708
                                                                ----------       ----------
    Total current liabilities...............................       423,893          693,879
Pension and other post-retirement liabilities...............        55,185           51,601
Long-term liabilities.......................................       212,818          177,300
Long-term debt..............................................     1,813,912        1,913,826
Minority interest...........................................        20,862           23,151
Commitments and contingencies (Notes 4 and 8)
Shareholders' equity:
  Series A convertible preferred stock, $.01 par value......                            459
  Series B preferred stock, $.01 par value
  Series C 6% convertible redeemable preferred stock
    ($674,922 and $745,472 redemption value at September 30,
    2000 and December 31, 1999, respectively)...............       665,809          735,437
  Series D 6% convertible redeemable preferred stock
    ($400,000 redemption value).............................       388,000
  Common stock, $.01 par value..............................         2,971            2,452
  Paid-in capital...........................................     2,443,198        2,347,323
  Treasury stock, at cost...................................        (3,360)          (3,360)
  Unearned compensation.....................................          (496)          (1,253)
  Retained deficit..........................................      (758,387)        (409,301)
  Accumulated other comprehensive income....................           183           78,907
                                                                ----------       ----------
    Total shareholders' equity..............................     2,737,918        2,750,664
                                                                ----------       ----------
                                                                $5,264,588       $5,610,421
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

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
Operating activities:
  Net loss..................................................  $(297,682)   $ (89,033)
  Non-cash items:
    Equity in net loss of affiliates........................    290,312      103,995
    Minority interest.......................................     (1,951)      (2,735)
    Deferred taxes..........................................      4,728      (30,894)
    Non-cash interest and investment income.................    (30,512)      (9,474)
    Non-cash interest expense...............................     27,552       25,088
    Depreciation and amortization...........................    160,578      123,800
    Gain on sale of investments.............................    (70,862)
  Change in operating assets and liabilities:
    Accounts receivable, net................................    (11,627)     (16,146)
    Contracts-in-process....................................    143,676      (72,883)
    Inventories.............................................     (9,101)      10,968
    Deposits................................................     34,085      (86,280)
    Long-term receivables...................................    (24,785)       7,653
    Other current assets....................................     (7,881)     (33,027)
    Other assets............................................       (637)     (47,482)
    Accounts payable........................................   (127,002)     (17,280)
    Accrued expenses and other current liabilities..........     (9,580)     (20,543)
    Income taxes payable....................................     12,277        1,861
    Customer advances.......................................     17,780      (60,793)
    Long-term liabilities...................................     12,618       46,180
    Other...................................................      3,018        1,521
                                                              ---------    ---------
Net cash provided by (used in) operating activities.........    115,004     (165,504)
                                                              ---------    ---------
Investing activities:
  Acquisition of business, net of cash required.............                 (11,289)
  Proceeds from sale of investments.........................     97,137
  Investments in and advances to affiliates.................   (172,539)    (280,439)
  Advances repaid by affiliate..............................     11,184
  Use and transfer of restricted and segregated cash........    187,315      143,882
  Capital expenditures......................................   (332,596)    (427,621)
                                                              ---------    ---------
Net cash used in investing activities.......................   (209,499)    (575,467)
                                                              ---------    ---------
Financing activities:
  Proceeds from the issuance of 9.5% senior notes, net......                 343,875
  Proceeds from issuance of Series D 6% preferred stock,
    net.....................................................    388,000
  Proceeds from exercise of stock options and issuances to
    employee savings plan...................................     20,418       14,356
  Borrowings (repayments) under revolving credit facility,
    net.....................................................    (50,000)     127,000
  Borrowings under note purchase facility...................                  10,640
  Repayments under term loan................................    (56,250)
  Repayments of other long-term obligations.................     (1,004)      (1,403)
  Repayments of export-import facility......................     (1,073)      (1,073)
  Preferred dividends.......................................    (45,522)     (33,552)
                                                              ---------    ---------
Net cash provided by financing activities...................    254,569      459,843
                                                              ---------    ---------
Increase (decrease) in cash and cash equivalents............    160,074     (281,128)
Cash and cash equivalents -- beginning of period............    239,865      546,772
                                                              ---------    ---------
Cash and cash equivalents -- end of period..................  $ 399,939    $ 265,644
                                                              =========    =========
Non-cash activities:
  Conversion of Series A preferred stock to common stock....  $     459
                                                              =========
  Conversion of Series C preferred stock to common stock and related issuance of additional common shares on
    conversion..............................................  $  75,449
                                                              =========
  Unrealized loss on available-for-sale securities..........  $  (7,665)   $ (16,673)
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

          Fixed Satellite Services ("FSS"): Leasing transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television, through the activities of Loral Skynet, Loral CyberStar, Inc. ("Loral CyberStar"), Satelites Mexicanos, S.A. de C.V. ("Satmex") and Europe*Star Limited ("Europe*Star");

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

2) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Loral included in Loral's latest Annual Report on Form 10-K.

  Reclassifications

     Certain reclassifications have been made to conform prior period amounts to the current period presentation.

                       LORAL SPACE & COMMUNICATIONS LTD.

3) COMPREHENSIVE LOSS

     The components of comprehensive loss for the nine months ended September 30, 2000 and 1999, are as follows (in thousands):

                                                                2000        1999
                                                              ---------   ---------
Net loss....................................................  $(297,682)  $ (89,033)
Cumulative translation adjustment...........................     (1,327)     (1,095)
Unrealized losses arising during the period.................     (7,665)    (16,673)
Less, realized gains included in net loss...................    (69,732)
                                                              ---------   ---------
Comprehensive loss..........................................  $(376,406)  $(106,801)
                                                              =========   =========

     Realized gains during the nine months ended September 30, 2000 arose from the Company's sale of a portion of its investments in available-for-sale securities.

4) INVESTMENTS IN AND ADVANCES TO AFFILIATES

     Investments in and advances to affiliates are as follows (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
Globalstar, including vendor financing arrangements of
  $230,862 and $219,823 at September 30, 2000 and December
  31, 1999, respectively....................................    $708,869       $  878,140
Satmex......................................................      82,112           70,747
Europe*Star.................................................      67,868           62,300
Other affiliates............................................     131,681           86,816
                                                                --------       ----------
                                                                $990,530       $1,098,003
                                                                ========       ==========

     Equity in net income (loss) of affiliates consists of (in thousands):

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Globalstar, net of tax benefit..............................  $(278,985)  $ (57,974)
Satmex......................................................     16,631     (22,935)
Europe*Star.................................................     (3,814)     (3,039)
SkyBridge, net of tax benefit...............................       (395)    (12,297)
Other affiliates, net of tax benefit........................    (23,749)     (7,750)
                                                              ---------   ---------
                                                              $(290,312)  $(103,995)
                                                              =========   =========

                       LORAL SPACE & COMMUNICATIONS LTD.

4) INVESTMENTS IN AND ADVANCES TO AFFILIATES -- (CONTINUED)
     The condensed consolidated statements of operations include the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenues from satellite sales...............................  $110,463   $279,720
Interest and investment income..............................    48,000     19,448
Interest expense capitalized on development stage
  enterprises...............................................     3,543     27,554
Elimination of Loral's proportionate share of intercompany
  profits...................................................     4,142      2,045
Amortization of excess carrying value, capitalized interest
  and intercompany profits related to investment in
  Globalstar................................................    22,253

     The following table represents the summary of results of operations of certain of Loral's affiliates for the nine months ended September 30, 2000 and 1999 (in thousands):

                                                    2000                    1999
                                            ---------------------   ---------------------
                                             SATMEX    GLOBALSTAR    SATMEX    GLOBALSTAR
                                            --------   ----------   --------   ----------
Revenue...................................  $101,232   $   2,507    $105,529
Operating income (loss)...................    22,397    (395,455)     18,574   $(121,716)
Net income (loss).........................    46,640    (628,761)    (27,189)   (116,808)
Net income (loss) applicable to common
  shareholders............................    45,509                 (27,943)
Net loss applicable to ordinary
  partnership interests...................              (651,812)               (138,627)

Globalstar

     As of September 30, 2000, Loral's direct and indirect investment in connection with Globalstar activities totals approximately $1.26 billion. This includes Loral's investment in Globalstar Telecommunications Limited ("GTL") common and preferred stock, Globalstar ordinary partnership interests, program receivables, net vendor financing, Globalstar notes due June 30, 2003, the guarantee of Globalstar's $500 million credit facility (see Note 8) and investments in Globalstar service provider partnerships. Loral owned directly and indirectly 25 million ordinary partnership interests (approximately 39%) of the total 63.5 million Globalstar ordinary partnership interests outstanding. Loral accounts for its investment in Globalstar on the equity method, recognizing its allocated share of net losses based on the direct and indirect ordinary partnership interests it owns.

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank, which was fully drawn, matured and was thereupon repaid in full by its guarantors, Lockheed Martin, Qualcomm, DASA and SS/L, who had previously received warrants for GTL common stock in consideration of their guarantees. Pursuant to the relevant agreements entered into in 1996, Globalstar issued three-year notes in the amounts of $206.3 million, $21.9 million, $11.7 million and $10.1 million to Lockheed Martin, Qualcomm, SS/L, and DASA, respectively, in satisfaction of their subrogation rights. The notes are due on June 30, 2003 and bear interest, on a deferred basis, at a rate of LIBOR plus 3%.

     On June 30, 2000, Loral paid $56.3 million on a net basis to Lockheed Martin in satisfaction of its obligation to indemnify Lockheed Martin for liability in excess of $150 million under Lockheed Martin's guarantee of Globalstar's $250 million credit facility. Accordingly, Loral is entitled to receive notes in respect

                       LORAL SPACE & COMMUNICATIONS LTD.

4) INVESTMENTS IN AND ADVANCES TO AFFILIATES -- (CONTINUED) thereof. The amounts paid by Loral and SS/L are reflected as investments in and advances to affiliates on Loral's condensed consolidated balance sheet.

     Lockheed Martin, however, has rejected the notes it received and has asked Globalstar for alternative forms of payment, while continuing to claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements, but is, nonetheless, in discussions with Lockheed Martin to resolve the dispute.

     If the dispute is not resolved, Globalstar cannot be sure that if the matter were litigated a court would agree with Globalstar's interpretation of the agreements. Moreover, if as a result of this dispute, a holder of Globalstar public bonds claimed a cross default under the applicable indentures, and a court ruled against Globalstar, the maturity date of the bonds would be accelerated. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements.

     Before any additional financing, Globalstar expects to end 2000 with approximately $175 million in cash and expects that this estimated cash balance will last into the second quarter of 2001.

     Over the next 12 months, commencing on October 1, 2000, Globalstar will require significant additional funds to cover its cash outflows which it expects will include operating costs of approximately $235 million, cash-pay interest of approximately $245 million and other cash requirements of approximately $43 million for the eight spare satellites being constructed by SS/L, $144 million for repayment of vendor financing and debt and approximately $60 million for the financing provided to Globalstar's service providers to assist in the purchase of gateways, fixed access terminals and handsets. These expenditures are partially offset by expected receipts of approximately $135 million from the service providers as repayment of such financing. The amount of such additional funds will depend, among other things, upon the amount and timing of revenues generated. If Globalstar is not able to raise sufficient funds, Loral's investment in connection with Globalstar activities as described above would be impaired, which would result in a one-time charge having a material adverse effect on Loral's results of operations and its financial position.

Satmex

     On August 30, 2000, Satmex announced that its Solidaridad 1 satellite ceased operation and was irretrievably lost. The loss was caused by the failure of the back-up control processor on board the satellite. Solidaridad 1, which was built by Hughes Space and Communications and launched in 1994, experienced a failure of its primary control processor in April 1999, and had been operating on its back-up processor since that time. Solidaridad 1 was insured for $250 million and Satmex intends to apply the insurance proceeds for the construction and launch of a replacement satellite and for debt service. In connection with the loss of Solidaridad 1, Satmex recognized a gain after income taxes of $67 million, which resulted from the insurance proceeds in excess of the carrying amount of the satellite and the incremental costs associated with providing replacement capacity.

     In May 2000, Satelites Enigma S.A. de C.V., Loral's partner in Satmex, exercised its option to purchase 104,105 shares of Satmex preferred stock from Loral for $6 million in cash and Loral realized a gain of $1 million, which is included in gain on investments on Loral's condensed consolidated statements of operations.

     During 1999, Satmex sold three Ku-band transponders on Satmex 5 to Loral Skynet for $25.5 million, resulting in a gain of $11.2 million. Loral's proportionate share of the profit on these transponders was eliminated in Loral's consolidated results.

                       LORAL SPACE & COMMUNICATIONS LTD.

5) CONTRACTS-IN-PROCESS

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
                                                             (IN THOUSANDS)
U.S. Government contracts:
  Amounts billed....................................    $ 10,903        $  9,003
  Unbilled contract receivables.....................       2,998           6,965
                                                        --------        --------
                                                          13,901          15,968
                                                        --------        --------
Commercial contracts:
  Amounts billed....................................     132,823         226,609
  Unbilled contract receivables.....................     109,065         197,344
                                                        --------        --------
                                                         241,888         423,953
                                                        --------        --------
                                                        $255,789        $439,921
                                                        ========        ========

     Unbilled amounts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed upon shipment of the product, achievement of contractual milestones, or completion of the contract and, at such time, are reclassified to billed receivables.

6) LONG TERM DEBT

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Term loan, 7.1%.............................................   $  200,000      $  256,250
Revolving credit facility, 7.1%.............................      364,238         275,000
Note purchase facility......................................                      139,238
9.5% senior notes due 2006..................................      350,000         350,000
Export-Import credit facility...............................       11,799          12,872
Other.......................................................          993             591
Non-recourse debt of Loral CyberStar:
  11.25% senior notes due 2007 (principal amount $443
     million)...............................................      497,005         501,734
  12.5% senior discount notes due 2007 (principal amount at
     maturity $484 million and accreted principal amount of
     $414 million and $378 million as of September 30, 2000
     and December 31, 1999, respectively)...................      480,690         448,409
  Other.....................................................       13,822          15,228
                                                               ----------      ----------
Total debt..................................................    1,918,547       1,999,322
Less, current maturities....................................      104,635          85,496
                                                               ----------      ----------
                                                               $1,813,912      $1,913,826
                                                               ==========      ==========

     The note purchase facility matured in August 2000 and the outstanding balance of $139 million was rolled into the revolving credit facility, which did not change the availability under the revolving credit facility.

                       LORAL SPACE & COMMUNICATIONS LTD.

7) LOSS PER SHARE

     Basic loss per share is computed based on the weighted average number of shares of common stock and the Series A preferred stock outstanding. Diluted loss per share excludes the assumed conversion of the Series C preferred stock and the Series D preferred stock and the assumed exercise of stock options, as the effect would have been antidilutive. For the nine months ended September 30, 2000, weighted options equating to 0.3 million shares of common stock, and for the three and nine months ended September 30, 1999 weighted options equating to
1.4 million and 1.3 million shares of common stock, respectively, as calculated using the treasury stock method, were excluded from the calculation of diluted loss per share, as the effect would have been antidilutive.

     The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                              -------------------   -------------------
                                                2000       1999       2000       1999
                                              --------   --------   --------   --------
Numerator:
  Net loss..................................  $ 80,737   $ 12,464   $297,682   $ 89,033
  Preferred dividends and accretion.........    15,923     11,606     51,404     34,819
                                              --------   --------   --------   --------
  Numerator for basic and diluted earnings
     per share -- net loss applicable to
     common stockholders....................  $ 96,660   $ 24,070   $349,086   $123,852
                                              ========   ========   ========   ========
Denominator:
  Weighted average shares:
     Common stock...........................   296,580    244,490    280,126    244,153
     Series A preferred stock...............               45,897     15,131     45,897
                                              --------   --------   --------   --------
  Denominator for basic loss per share......   296,580    290,387    295,257    290,050
  Effect of dilutive securities:
     Series C preferred stock...............         *          *          *          *
     Series D preferred stock...............         *        N/A          *        N/A
     Employee stock options.................         *          *          *          *
                                              --------   --------   --------   --------
  Denominator for diluted loss per share....   296,580    290,387    295,257    290,050
                                              ========   ========   ========   ========
Basic and diluted loss per share............  $   0.33   $   0.08   $   1.18   $   0.43
                                              ========   ========   ========   ========

---------------
* Effect is antidilutive.

     In the first quarter of 2000, the Company sold Series D preferred stock and all of the Company's Series A preferred stock and 1.4 million shares of the Company's Series C preferred stock were converted into the Company's common stock (see Note 10).

8) COMMITMENTS AND CONTINGENCIES

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks for the build-out of the Globalstar System. This credit facility contains various financial condition covenants, one of which would require, among other things, that Globalstar have revenues of $100 million for the 12 month period ended March 31, 2001. Globalstar's revenues for the first six months of this period were $1.9 million.

                       LORAL SPACE & COMMUNICATIONS LTD.

8) COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
Given the level of revenues in the first six months of this period, Globalstar anticipates that the growth in revenues during the subsequent six month period will not be sufficient to meet its $100 million revenue covenant. If Globalstar cannot satisfy this covenant, obtain waivers or amendments from a majority of the bank lenders, or fulfill the $500 million obligation in a form satisfactory to all bank lenders, Globalstar will be in default under its debt facilities (including vendor financing) and Globalstar's lenders and bondholders would have the right to accelerate payment of their loans to Globalstar (see Note 4). Loral is currently in negotiations with the banks to restructure the guarantee arrangements.

     Globalstar's $500 million credit facility is guaranteed by Loral SatCom Ltd. and Loral Satellite, Inc., wholly owned subsidiaries of Loral, for which Loral received 3,450,000 warrants to purchase Globalstar partnership interests. The guarantee is secured by the pledge of certain assets of Loral and its subsidiaries, including the stock of the guarantors and the Telstar 6 and Telstar 7 satellites. Based on third party valuations, management believes that the fair value of Telstar 6 and Telstar 7 is in excess of this $500 million credit agreement. As of September 30, 2000, the net book value of Telstar 6 and Telstar 7 was approximately $360 million. The guarantee agreement contains customary financial covenants of the guarantors, including maintenance of a minimum collateral coverage ratio and maintenance of a combined minimum net worth and combined earnings before interest, taxes, depreciation and amortization ("EBITDA"). In addition, the guarantee agreement contains customary restrictions, including limitations on indebtedness, liens, fundamental changes, asset sales, dividends (except that the guarantors may pay dividends to their parents provided that combined aggregate cash on hand at the guarantors is at least equal to $50 million and the guarantors hold an intercompany note due from Loral for at least $100 million), investments, capital expenditures, creating liens other than those created pursuant to the guarantee and transactions with affiliates.

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of capitalized interest as of May 2000) with Qualcomm that replaced the previous $100 million vendor financing agreement. The vendor financing bears interest at 6%, matures on August 15, 2003 and requires repayment pro rata with the term loans under Globalstar's $500 million credit facility discussed above. As of September 30, 2000, $528 million was outstanding under this facility. In connection with this agreement, Qualcomm received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $42.25 per interest. The exercise price was determined by reference to the fair market value of GTL's common stock on the closing date of the vendor financing, based on an approximate one partnership interest for four shares of GTL common stock. 50% of the warrants vested on the closing date, 25% vested on September 1, 2000 and 25% will vest on September 1, 2001. The warrants will expire in 2007.

     Loral has agreed that if the principal amount (excluding capitalized interest of $35.3 million at September 30, 2000) outstanding under the Qualcomm vendor financing facility exceeds the principal amount outstanding under Globalstar's $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As a result, Loral's aggregate guarantee liability for debt outstanding under the Qualcomm vendor financing facility and Globalstar's $500 million credit facility will not exceed $500 million.

     Prior to its acquisition by Loral, Loral Skynet sold several transponders under which title to specific transponders was transferred to the customer. Under the terms of the sales contracts, Loral Skynet continues to operate the satellites on which the transponders are located and provides a warranty for a period of 10 to 14 years. Depending on the contract, Loral Skynet is required to replace any transponders failing to meet operating specifications. All customers are entitled to a refund equal to the reimbursement value, as defined, in the event there is no replacement. The reimbursement value is determined based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the

                       LORAL SPACE & COMMUNICATIONS LTD.

8) COMMITMENTS AND CONTINGENCIES -- (CONTINUED) customer, reduced on a straight-line basis over the warranty period. In case of satellite failure, the reimbursement value may be paid from proceeds received from insurance policies.

     In late 1998, following the launch of an SS/L-built satellite sold to PanAmSat, a manufacturing error was discovered that affected the geographical coverage of the Ku-band transponders on the satellite. On January 6, 2000, PanAmSat filed an arbitration proceeding in connection with this error claiming damages of $225 million for lost profits, and increased sales and marketing costs. SS/L believes it has meritorious defenses to the claim and that its liability is limited to a loss of a portion of the applicable orbital incentives, the estimated impact of which is included in Loral's condensed consolidated financial statements. PanAmSat has received a recovery from its insurance carrier that should reduce any damage claim. While this proceeding is in its very early stages, management believes that this matter will not have a material adverse effect on the financial position or results of operations of Loral.

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

     On December 23, 1998, the Office of Defense Trade Controls ("ODTC") of the U.S. Department of State temporarily suspended the previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. According to ODTC, the purpose of the temporary suspension is to permit that agency to review the agreement for conformity with newly-enacted legislation (Section 74 of the Arms Export Control Act) with respect to the export of missile equipment or technology. SS/L has complied with ODTC's instructions, and believes that a review of the agreement will show that its terms comply with the new law. The ODTC, however, has not yet completed its review, and the scheduled launch date for ChinaSat-8 is being delayed. As a result of the suspension, ChinaSat could decide to terminate the contract. If such a termination were to occur, SS/L would have to refund advances received from ChinaSat ($134 million as of September 30, 2000) and may incur penalties of up to $11 million and believes it

                       LORAL SPACE & COMMUNICATIONS LTD.

8) COMMITMENTS AND CONTINGENCIES -- (CONTINUED) would incur costs of up to approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer. There can be no assurance that SS/L would be able to find such a replacement customer for the satellite or its Chinese launch vehicle. SS/L will record a charge to earnings of approximately $35 million if it is unable to find a replacement customer for this launch vehicle.

     In March 1999, jurisdiction for satellite licensing was transferred from the Commerce Department to the State Department, and the State Department has issued regulations relating to the export of, and disclosure of technical information related to, satellites and related equipment. It has been SS/L's experience that obtaining licenses and technical assistance agreements under these new regulations takes more time and is considerably more burdensome than in the past. Delays in obtaining the necessary licenses and technical assistance agreements may delay SS/L's performance on existing contracts, and, as a result, SS/L may incur penalties or lose incentive payments under these contracts. In addition, such delays may have an adverse effect on SS/L's ability to compete against foreign satellite manufacturers for new satellite contracts.

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

                       LORAL SPACE & COMMUNICATIONS LTD.

9) SEGMENTS -- (CONTINUED)
     Summarized financial information concerning the reportable segments is as follows (in millions):

                              SEGMENT INFORMATION
                     THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                                          SATELLITE       GLOBAL
                                               FIXED                    MANUFACTURING     MOBILE
                                             SATELLITE       DATA            AND        TELEPHONE
                                            SERVICES(1)   SERVICES(2)   TECHNOLOGY(3)   SERVICE(4)   CORPORATE(5)     TOTAL
                                            -----------   -----------   -------------   ----------   ------------   ---------
REVENUES AND EBITDA:
Revenues from external customers..........   $  101.3       $ 28.5        $  170.9       $    1.3                   $   302.0
Intersegment revenues.....................       13.4          0.6            56.9                                       70.9
                                             --------       ------        --------       --------                   ---------
Operating segment revenues................   $  114.7       $ 29.1        $  227.8       $    1.3                       372.9
                                             ========       ======        ========       ========
Revenues of unconsolidated
  affiliates(6)...........................                                                                              (36.2)
Intercompany revenues(7)..................                                                                              (44.2)
                                                                                                                    ---------
Operating revenues as reported............                                                                          $   292.5
                                                                                                                    =========
Segment EBITDA before Broadband investment
  and eliminations........................   $   69.0       $ (7.0)       $   20.3       $  (45.2)     $  (12.8)    $    24.3
Broadband investment(8)...................                    (2.9)                                                      (2.9)
EBITDA of unconsolidated
  affiliates(6)(9)........................                                                                               25.4
Intercompany EBITDA(7)(9).................                                                                               (4.6)
                                                                                                                    ---------
EBITDA(9).................................                                                                               42.2
Depreciation and amortization(10).........                                                                              (53.3)
                                                                                                                    ---------
Operating loss............................                                                                          $   (11.1)
                                                                                                                    =========
OTHER DATA:
Depreciation and amortization before
  affiliate eliminations(10)..............   $   52.7       $  5.1        $    9.2       $   83.9      $    0.6     $   151.5
Depreciation and amortization of
  unconsolidated affiliates(6)(10)........                                                                              (98.2)
                                                                                                                    ---------
Depreciation and amortization(10).........                                                                          $    53.3
                                                                                                                    =========
Total assets before affiliate
  eliminations............................   $3,960.8       $219.4        $1,498.0       $3,836.8      $1,043.7     $10,558.7
                                             ========       ======        ========       ========      ========
Total assets of unconsolidated
  affiliates(6)...........................                                                                           (5,294.1)
                                                                                                                    ---------
Total assets..............................                                                                          $ 5,264.6
                                                                                                                    =========

                       LORAL SPACE & COMMUNICATIONS LTD.

9) SEGMENTS -- (CONTINUED)
---------------

 (1) Includes 100% of Europe*Star's EBITDA and 100% of Satmex's revenues and EBITDA. For the three and nine months ended September 30, 1999, Satmex's results include $8.5 million and $25.5 million in revenues and $3.7 million and $11.2 million in EBITDA, respectively, from the sale of transponders to Loral Skynet.

 (2) Data Services consists of 100% of CyberStar LP and 100% of Loral CyberStar's data services business and consumer broadband services.

 (3) Satellite Manufacturing and Technology consists of 100% of SS/L's results.

 (4) Includes 100% of Globalstar's and Loral Qualcomm Government Services results.

 (5) Represents unallocated corporate expenses incurred in support of the Company's operations.

 (6) Represents amounts related to unconsolidated affiliates (Satmex, Europe*Star and Globalstar), which are eliminated in order to arrive at Loral's condensed consolidated results. Loral's proportionate share of these affiliates is included in equity in net loss of affiliates in Loral's condensed consolidated statements of operations.

 (7) Represents the elimination of intercompany sales and EBITDA, primarily for satellites under construction by SS/L for wholly-owned subsidiaries; as well as eliminating sales for the lease of transponder capacity by Data Services and Satellite Manufacturing and Technology from Fixed Satellite Services.

 (8) Excludes capital investment in Broadband Services.

 (9) EBITDA (which is equivalent to operating income/loss before depreciation and amortization, including amortization of unearned stock compensation) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral's operating results. EBITDA is not an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

(10) Includes amortization of unearned stock compensation charges.

                       LORAL SPACE & COMMUNICATIONS LTD.

                              SEGMENT INFORMATION
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                           SATELLITE       GLOBAL
                                                FIXED                    MANUFACTURING     MOBILE
                                              SATELLITE       DATA            AND        TELEPHONE
                                             SERVICES(1)   SERVICES(2)   TECHNOLOGY(3)   SERVICE(4)   CORPORATE(5)    TOTAL
                                             -----------   -----------   -------------   ----------   ------------   --------
REVENUES AND EBITDA:
Revenues from external customers...........    $295.3        $ 90.2         $533.7        $   2.8                    $  922.0
Intersegment revenues......................      33.6           0.6          240.2                                      274.4
                                               ------        ------         ------        -------                    --------
Operating segment revenues.................    $328.9        $ 90.8         $773.9        $   2.8                     1,196.4
                                               ======        ======         ======        =======
Revenues of unconsolidated affiliates(6)...                                                                            (103.8)
Intercompany revenues(7)...................                                                                            (157.7)
                                                                                                                     --------
Operating revenues as reported.............                                                                          $  934.9
                                                                                                                     ========
Segment EBITDA before Broadband investment
  and eliminations.........................    $200.9        $(24.6)        $ 72.0        $(154.9)       $(33.1)     $   60.3
Broadband investment(8)....................                    (6.6)                                                     (6.6)
EBITDA of unconsolidated
  affiliates(6)(9).........................                                                                              94.6
Intercompany EBITDA(7)(9)..................                                                                             (14.6)
                                                                                                                     --------
EBITDA(9)..................................                                                                             133.7
Depreciation and amortization(10)..........                                                                            (160.6)
                                                                                                                     --------
Operating loss.............................                                                                          $  (26.9)
                                                                                                                     ========
OTHER DATA:
Depreciation and amortization before
  affiliate eliminations(10)...............    $161.8        $ 14.9         $ 27.3        $ 242.0        $  1.7      $  447.7
                                               ======        ======         ======        =======        ======
Depreciation and amortization of
  unconsolidated affiliates(6)(10).........                                                                            (287.1)
                                                                                                                     --------
Depreciation and amortization(10)..........                                                                          $  160.6
                                                                                                                     ========

                       LORAL SPACE & COMMUNICATIONS LTD.

                              SEGMENT INFORMATION
                     THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                                          SATELLITE       GLOBAL
                                               FIXED                    MANUFACTURING     MOBILE
                                             SATELLITE       DATA            AND        TELEPHONE
                                            SERVICES(1)   SERVICES(2)   TECHNOLOGY(3)   SERVICE(4)   CORPORATE(5)     TOTAL
                                            -----------   -----------   -------------   ----------   ------------   ---------
REVENUES AND EBITDA:
Revenues from external customers..........   $   74.8       $ 22.3        $  177.9                                  $   275.0
Intersegment revenues.....................       12.1                        188.9                                      201.0
                                             --------       ------        --------                                  ---------
Operating segment revenues................   $   86.9       $ 22.3        $  366.8                                      476.0
                                             ========       ======        ========
Revenues of unconsolidated
  affiliates(6)...........................                                                                              (35.5)
Intercompany revenues(7)..................                                                                              (93.3)
                                                                                                                    ---------
Operating revenues as reported............                                                                          $   347.2
                                                                                                                    =========
Segment EBITDA before eliminations........   $   49.6       $ (7.5)       $   34.9       $  (41.3)     $   (9.6)    $    26.1
EBITDA of unconsolidated
  affiliates(6)(9)........................                                                                               21.4
Intercompany EBITDA(7)(9).................                                                                              (11.6)
                                                                                                                    ---------
EBITDA(9).................................                                                                               35.9
Depreciation and amortization(10).........                                                                              (44.5)
                                                                                                                    ---------
Operating loss............................                                                                          $    (8.6)
                                                                                                                    =========
OTHER DATA:
Depreciation and amortization before
  affiliate eliminations(10)..............   $   41.8       $  5.3        $   12.2       $    0.6      $    0.8     $    60.7
                                             ========       ======        ========       ========      ========
Depreciation and amortization of
  unconsolidated affiliates(6)(10)........                                                                              (16.2)
                                                                                                                    ---------
Depreciation and amortization(10).........                                                                          $    44.5
                                                                                                                    =========
Total assets before affiliate
  eliminations............................   $3,869.1       $127.7        $1,851.0       $3,570.1      $1,145.7     $10,563.6
                                             ========       ======        ========       ========      ========
Total assets of unconsolidated
  affiliates(6)...........................                                                                           (4,828.7)
                                                                                                                    ---------
Total assets..............................                                                                          $ 5,734.9
                                                                                                                    =========

                       LORAL SPACE & COMMUNICATIONS LTD.

                              SEGMENT INFORMATION
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                          SATELLITE       GLOBAL
                                               FIXED                    MANUFACTURING     MOBILE
                                             SATELLITE       DATA            AND        TELEPHONE
                                            SERVICES(1)   SERVICES(2)   TECHNOLOGY(3)   SERVICE(4)   CORPORATE(5)     TOTAL
                                            -----------   -----------   -------------   ----------   ------------   ---------
REVENUES AND EBITDA:
Revenues from external customers..........   $  213.7       $ 56.6        $  559.4                                  $   829.7
Intersegment revenues.....................       35.7                        479.2                                      514.9
                                             --------       ------        --------                                  ---------
Operating segment revenues................   $  249.4       $ 56.6        $1,038.6                                    1,344.6
                                             ========       ======        ========
Revenues of unconsolidated
  affiliates(6)...........................                                                                             (105.5)
Intercompany revenues(7)..................                                                                             (207.6)
                                                                                                                    ---------
Operating revenues as reported............                                                                          $ 1,031.5
                                                                                                                    =========
Segment EBITDA before eliminations........   $  144.7       $(18.3)       $   98.9       $ (120.0)     $  (28.3)    $    77.0
EBITDA of unconsolidated
  affiliates(6)(9)........................                                                                               59.3
Intercompany EBITDA(7)(9).................                                                                              (20.2)
                                                                                                                    ---------
EBITDA(9).................................                                                                              116.1
Depreciation and amortization(10).........                                                                             (123.8)
                                                                                                                    ---------
Operating loss............................                                                                          $    (7.7)
                                                                                                                    =========
OTHER DATA:
Depreciation and amortization before
  affiliate eliminations(10)..............   $  121.3       $ 14.3        $   31.8       $    1.7      $    2.4     $   171.5
                                             ========       ======        ========       ========      ========
Depreciation and amortization of
  unconsolidated affiliates(6)(10)........                                                                              (47.7)
                                                                                                                    ---------
Depreciation and amortization(10).........                                                                          $   123.8
                                                                                                                    =========

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

  Series C Preferred Stock

     In February 2000, 1.4 million shares of Series C preferred stock were converted into 3.5 million shares of Loral common stock. In connection with this conversion, Loral issued to the converting shareholders 332,777 additional shares of its common stock, which approximated the dividend prepayments to which the holders would have been entitled if a provisional redemption of those securities had been made.

                       LORAL SPACE & COMMUNICATIONS LTD.

10) SHAREHOLDERS' EQUITY -- (CONTINUED)
  Series D Preferred Stock

     In February 2000, Loral sold $400 million of Series D 6% convertible redeemable preferred stock due 2007 in an offering exempt from registration. The preferred stock is convertible into 20,171,457 shares of common stock at a conversion price of $19.83 per share.

  Stock Option Plan

     On April 18, 2000, the Board of Directors of Loral approved a new stock option plan (the "2000 Plan") in order to provide an inducement to attract and retain the services of qualified employees. The 2000 Plan is intended to constitute a "broadly-based plan" as defined in Section 312.04(h) of the New York Stock Exchange ("NYSE") Listed Company Manual, which provides that at least 50% of grants thereunder exclude senior management. The 2000 Plan provides for the grant of non-qualified stock options only. Up to 13 million shares of common stock may be issued under the 2000 Plan, of which approximately 6.9 million options at a weighted average exercise price of $8.05 per share were outstanding as of September 30, 2000. Employees of Loral, its subsidiaries and affiliates are eligible to participate in the 2000 Plan. The 2000 Plan (but not outstanding options) will terminate on the tenth anniversary of its adoption.

                       LORAL SPACE & COMMUNICATIONS LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Results of Operations and Financial Condition of Loral Space & Communications, Ltd. and its subsidiaries ("Loral" or the "Company") are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, the Company or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of the Company. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involve risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond the Company's control. Some of these factors and conditions include: (i) the Company and its subsidiaries and affiliates owe significant amounts of money; (ii) the Company's consumer broadband and streaming media strategies are subject to substantial financing and execution risks; (iii) the Company's recovery of its investment in connection with Globalstar activities is dependent upon Globalstar's ability to generate or raise additional cash; (iv) launch failures may delay operations;
(v) satellites may fail prematurely; (vi) dependence on operating subsidiaries, especially Space Systems/Loral, Inc. ("SS/L"), for operating income; (vii) severe competition in the Company's industries; and (viii) governmental or regulatory changes. For a detailed discussion of these factors and conditions, please refer to the periodic reports filed with the SEC by Loral, Globalstar, L.P. ("Globalstar") and Globalstar Telecommunications Limited ("GTL"), Loral CyberStar, Inc. ("Loral CyberStar") and Satelites de Mexico, S.A. de C.V. ("Satmex"). In addition, we caution you that the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control.

     Loral is one of the world's leading satellite communications companies, with substantial activities in satellite manufacturing and satellite-based communications services. Loral has assembled the building blocks necessary to create a seamless, global networking capability for the information age. Loral's four operating segments are:

          Fixed Satellite Services ("FSS"). Through the Loral Global Alliance, which currently consists of Loral Skynet, Loral CyberStar, Loral's 49% owned affiliate Satmex, and Loral's 47% owned affiliate Europe*Star Limited ("Europe*Star"), Loral has become one of the world's leading providers of satellite services using geostationary communications satellites. Loral leases transponder capacity on its satellites to its customers who use the capacity for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television. The Loral Global Alliance currently has ten high-powered geosynchronous satellites in orbit: the seven satellite Telstar fleet, two Satmex satellites and one Europe*Star satellite, with footprints covering almost all of the world's population.

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

          Satellite Manufacturing and Technology: SS/L is one of the world's leading manufacturers of satellites and space systems, providing its customers with a full suite of services, including: developing custom designs to meet their requirements; manufacturing and testing; and arranging for launch services and insurance.

          Global Mobile Telephone Service: Acting as the managing general partner of Globalstar, which owns and operates a global telecommunications network designed to serve virtually every populated area of the world by means of a 52-satellite constellation, including four in-orbit spares (the "Globalstar System"). The Globalstar System commenced operations in the first quarter of 2000 and as of September 30, 2000, 43 countries were in full service, served by 20 gateways. Loral is the managing general partner and owned approximately 39% of Globalstar as of September 30, 2000.

CONSOLIDATED OPERATING RESULTS

     In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a measure of a segment's profit or loss. The following discussion of revenues and EBITDA reflects the results of Loral's operating segments for the three and nine months ended September 30, 2000 and 1999. See Note 9 to Loral's condensed consolidated financial statements for additional information on segment results. The remainder of the discussion relates to the consolidated results of Loral, unless otherwise noted.

                                                                THREE MONTHS         NINE MONTHS
                                                                   ENDED                ENDED
                                                               SEPTEMBER 30,        SEPTEMBER 30,
                                                              ----------------   -------------------
                                                               2000      1999      2000       1999
                                                              ------    ------   --------   --------
                                                                          (IN MILLIONS)
OPERATING REVENUES:
Fixed satellite services(1).................................  $114.7    $ 86.9   $  328.9   $  249.4
Data services(2)............................................    29.1      22.3       90.8       56.6
Satellite manufacturing and technology......................   227.8     366.8      773.9    1,038.6
Global mobile telephone service(3)..........................     1.3                  2.8
                                                              ------    ------   --------   --------
Operating segment revenues..................................   372.9     476.0    1,196.4    1,344.6
Affiliate eliminations(4)...................................   (36.2)    (35.5)    (103.8)    (105.5)
Intercompany eliminations(5)................................   (44.2)    (93.3)    (157.7)    (207.6)
                                                              ------    ------   --------   --------
Operating revenues as reported..............................  $292.5    $347.2   $  934.9   $1,031.5
                                                              ======    ======   ========   ========
EBITDA(6):
Fixed satellite services(1).................................  $ 69.0    $ 49.6   $  200.9   $  144.7
Data services(2)............................................   ( 7.0)     (7.5)     (24.6)     (18.3)
Satellite manufacturing and technology......................    20.3      34.9       72.0       98.9
Global mobile telephone service(3)..........................   (45.2)    (41.3)    (154.9)    (120.0)
Corporate expenses(7).......................................   (12.8)     (9.6)     (33.1)     (28.3)
                                                              ------    ------   --------   --------
Segment EBITDA before Broadband investment and
  eliminations..............................................    24.3      26.1       60.3       77.0
Broadband investment(8).....................................    (2.9)                (6.6)
Affiliate eliminations(4)...................................    25.4      21.4       94.6       59.3
Intercompany eliminations(5)................................    (4.6)    (11.6)     (14.6)     (20.2)
                                                              ------    ------   --------   --------
EBITDA as reported..........................................  $ 42.2    $ 35.9   $  133.7   $  116.1
                                                              ======    ======   ========   ========

---------------
(1) Includes 100% of Europe*Star's EBITDA and 100% of Satmex's revenues and EBITDA. For the three and nine months ended September 30, 1999, Satmex's results include $8.5 million and $25.5 million in revenues and $3.7 million and $11.2 million in EBITDA, respectively, from the sale of transponders to Loral Skynet.

(2) Data Services consists of 100% of CyberStar LP and 100% of Loral CyberStar's data services business and consumer broadband services and excludes broadband investment.

(3) Includes 100% of Globalstar's and Loral Qualcomm Government Services results.

(4) Represents amounts related to unconsolidated affiliates (Satmex, Europe*Star and Globalstar), which are eliminated in order to arrive at Loral's condensed consolidated results. Loral's proportionate share of these affiliates is included in equity in net loss of affiliates in Loral's condensed consolidated statements of operations.

(5) Represents the elimination of sales and EBITDA primarily for satellites under construction by SS/L for wholly-owned subsidiaries; as well as eliminating sales for the lease of transponder capacity by Data Services and Satellite Manufacturing and Technology from Fixed Satellite Services.

(6) EBITDA (which is equivalent to operating income (loss) before depreciation and amortization, including amortization of unearned stock compensation) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral's operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

(7) Represents unallocated corporate expenses incurred in support of the Company's operations.

(8) Excludes capital investment in Broadband Services.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH SEPTEMBER 30, 1999

     Total revenues for Loral's operating segments were $373 million for 2000 versus $476 million in 1999, before intercompany and affiliate eliminations of $80 million in 2000 and $129 million in 1999. The decrease in revenues was due primarily to lower revenues in satellite manufacturing and technology due to the timing of bookings, offset in part by strong growth in FSS, as a result of the faster than expected loading of Telstar 7, Telstar 10/Apstar IIR and Telstar 12 satellites after the third quarter of 1999 and from growth in data services in 2000. The decrease in intercompany eliminations in 2000 primarily reflects lower sales by satellite manufacturing and technology to fixed satellite services.

     EBITDA as reported increased to $42 million in 2000 from $36 million in 1999, mainly due to strong growth in FSS EBITDA as a result of the service start-up of the Telstar 7, Telstar 10/Apstar IIR and Telstar 12 satellites, offset in part by lower satellite manufacturing and technology EBITDA, primarily from lower revenues.

     Depreciation and amortization rose to $53 million in 2000 from $45 million in 1999, which excludes depreciation and amortization of unconsolidated affiliates of $98 million and $16 million for 2000 and 1999, respectively, for Globalstar and Satmex. Loral's increase primarily resulted from depreciation of satellites placed in service after the third quarter of 1999.

     Interest and investment income increased to $31 million in 2000 from $26 million in 1999, principally due to the non-cash interest income related to warrants received in connection with the guarantees provided by Loral's subsidiaries of Globalstar's $500 million credit facility and related to the three year notes issued in connection with Loral's guarantee of Globalstar's $250 million credit facility with The Chase Manhattan Bank.

     Interest expense was $40 million in 2000, net of capitalized interest of $5 million, versus $25 million in 1999, net of capitalized interest of $19 million. Capitalized interest decreased due to the commencement of Globalstar service in 2000 and the successful launches in 1999 of Telstar 7 and Telstar 12.

     The Company realized a $18 million gain in 2000 from the sale of a portion of its investments in available-for-sale securities.

     For 2000, the Company recorded an income tax provision of $4 million on a loss of $2 million, yielding an effective rate of 282%. For 1999, the Company recorded an income tax benefit of $28 million on a loss of $8 million, which included a non-recurring tax benefit of $34 million relating to a tax law change affecting the future utilization of Loral CyberStar's pre-acquisition loss carryforwards. Excluding this non-recurring benefit, the Company recorded an income tax provision of $6 million on a loss before income taxes of $8 million, yielding an effective rate of 70%. When comparing 2000 to 1999, the change in the effective rate is primarily attributed to the relative impact of state and local income tax expense and the non-deductible amortization of costs in excess of net assets acquired on income for each year.

     The minority interest benefit primarily reflects the reduction of CyberStar LP's loss attributed to CyberStar LP's other investor, who owned 17.6% as of September 30, 2000.

     The equity in net loss of affiliates was $75 million in 2000 compared to $33 million in 1999. Loral's share of equity in net loss of affiliates related to Globalstar activities, net of the related tax benefit, was $102 million in 2000 compared to $24 million in 1999. This increase was primarily due to Globalstar moving from the development stage into revenue operations, which initiated depreciation of the Globalstar System and the expensing of interest and increased operations and marketing, general and administrative costs. Loral's share of Satmex's net income was $28 million for 2000 and Loral's share of Satmex's losses was $7 million for 1999, after eliminating the profit on the sale of one transponder to Loral Skynet. Satmex had net income in 2000 as a result of the gain on loss of a satellite (see Liquidity and Capital Resources). Also included in net loss from affiliates is Loral's share of losses from Europe*Star and from other affiliates (see Note 4 to Loral's condensed consolidated financial statements).

     Preferred distributions were $16 million in 2000 as compared to $12 million for 1999. The increase was primarily due to the issuance of Loral's Series D 6% convertible redeemable preferred stock ("Series D Preferred Stock") in February 2000.

     As a result of the above, the net loss applicable to common stockholders for 2000 was $97 million or $0.33 per basic and diluted share, compared to the net loss of $24 million or $0.08 per basic and diluted share for 1999. Basic and diluted weighted average shares were 297 million for 2000 and 290 million for 1999. The increase in shares primarily relates to the conversion of a portion of the Series C Preferred Stock into Loral common stock.

RESULTS BY OPERATING SEGMENT FOR THE THREE MONTHS

  Fixed Satellite Services

     FSS revenue for 2000 was $115 million versus $78 million in 1999, which excludes the sale of one transponder by Satmex to Loral Skynet for $8.5 million in 1999. EBITDA was $69 million in 2000, up from EBITDA of $46 million, in 1999, which excludes $4 million of EBITDA from the transponder sale by Satmex to Loral Skynet. As of September 30, 2000, FSS had 9 operational satellites (including two satellites owned by Satmex), up from eight (including three satellites owned by Satmex) at September 30, 1999. Funded backlog for FSS totaled $2.5 billion at September 30, 2000, an increase of 90% over the $1.3 billion as of September 30, 1999. This includes affiliate backlog for Satmex of $495 million and Europe*Star of $81 million in 2000 and $353 million for Satmex in 1999 and intercompany backlog of $168 million as of September 30, 2000 and $4 million as of September 30, 1999.

  Data Services

     Revenues for the data services segment in 2000 were $29 million versus $22 million in 1999, primarily from Loral CyberStar's corporate data networking and Internet and intranet services businesses. EBITDA in 2000 was a loss of $7 million versus a loss of $8 million in 1999. EBITDA in 2000 improved only marginally from 1999, which primarily resulted from increased direct costs from both third party and intercompany leasing activities incurred in connection with the expansion of the business. As of September 30, 2000, funded backlog for the segment increased to $287 million, including $29 million of intercompany backlog from $178 million as of September 30, 1999 (all from external sources).

     Total investment in broadband services, which does not include any capital expenditures, was $3 million in 2000.

  Satellite Manufacturing and Technology

     Revenues at SS/L, the Company's satellite manufacturing and technology subsidiary, before intercompany eliminations were $228 million in 2000 versus $367 million in 1999. EBITDA in 2000 was $20 million versus $35 million in 1999. Funded backlog for SS/L as of September 30, 2000 and 1999, was $1.4 billion and $1.1 billion, respectively, including intercompany backlog of $539 million in 2000 and $221 million in 1999.

  Global Mobile Telephone Service

     Loral manages and is the largest equity owner of Globalstar, Loral's global mobile telephone service segment. Through December 31, 1999, Globalstar was a development stage partnership and in 2000 began commercial operations. In 2000, Globalstar realized revenues of $1.2 million on 2.3 million minutes of billable service, double the usage in the second quarter of 2000. Globalstar's EBITDA loss increased to $44 million in 2000 from $41 million in 1999, primarily as a result of increased operations costs and marketing, general and administrative costs, associated with the commencement of service (see Liquidity and Capital Resources).

     Globalstar's growth to date has been lower than anticipated. In order to stimulate multi-phone sales, Globalstar plans on implementing many new marketing activities, expanding coverage, diversifying and bolstering promotional pricing offers and distributing phones at aggressive prices. Globalstar is also introduc-ing new data applications that will enhance conventional marketing efforts and serve multiple new business opportunities.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH SEPTEMBER 30, 1999

     Total revenues for Loral's operating segments were $1.2 billion for 2000 versus $1.3 billion in 1999, before intercompany and affiliate eliminations of $262 million in 2000 and $313 million in 1999. The decrease in revenues was due primarily to lower revenues in satellite manufacturing and technology due to the timing of bookings, offset in part by strong growth in FSS as a result of faster than expected loading of Telstar 6 in March 1999, and Telstar 7, Telstar 10/Apstar IIR and Telstar 12 satellites after the third quarter of 1999 and from growth in data services in 2000.

     EBITDA as reported increased to $134 million in 2000 from $116 million in 1999, mainly due to strong growth in FSS EBITDA as a result of the service start-up of the Telstar 6, Telstar 7, Telstar 10/Apstar IIR and Telstar 12 satellites, offset in part by lower satellite manufacturing and technology EBITDA, primarily resulting from lower revenues, and increased costs for data services due to the expansion of the business.

     Depreciation and amortization rose to $161 million in 2000 from $124 million in 1999, which excludes depreciation and amortization of unconsolidated affiliates of $287 million and $48 million for 2000 and 1999, respectively, for Globalstar and Satmex. Loral's increase primarily resulted from depreciation of satellites recently placed in service.

     Interest and investment income increased to $92 million in 2000 from $59 million in 1999, principally due to the non-cash interest income related to the amortization of the value of the warrants received in connection with the guarantees provided by Loral's subsidiaries of Globalstar's $500 million credit facility and related to the three year notes issued in connection with Loral's guarantee of Globalstar's $250 million credit facility with The Chase Manhattan Bank.

     Interest expense was $126 million in 2000, net of capitalized interest of $11 million, versus $67 million in 1999, net of capitalized interest of $59 million. Capitalized interest decreased due to the commencement of Globalstar service in 2000 and the successful launches in 1999 of Telstar 6, Telstar 7 and Telstar 12.

     The Company realized $71 million of gains in 2000, primarily from the sale of a portion of its investments in available-for-sale securities.

     For 2000, the Company recorded an income tax provision of $19 million on income of $10 million, yielding an effective rate of 192%. For 1999, the Company recorded an income tax benefit of $28 million on a loss of $16 million, which included a non-recurring tax benefit of $34 million related to a tax law change affecting the utilization of Loral CyberStar's pre-acquisition loss carryforwards. Excluding this non-recurring tax benefit, the Company recorded an income tax provision of $6 million on a loss before income taxes of $16 million, yielding an effective tax rate of 36%. When comparing 2000 to 1999, the change in the effective rate is primarily attributed to the relative impact of state and local income tax expense and the non-deductible amortization of costs in excess of net assets acquired on income for each year.

     The minority interest benefit primarily reflects the reduction of CyberStar LP's loss attributed to CyberStar LP's other investor.

     The equity in net loss of affiliates was $290 million in 2000 compared to $104 million in 1999. Loral's share of equity in net loss of affiliates related to Globalstar activities, net of the related tax benefit, was $302 million in 2000 compared to $65 million in 1999. This increase was primarily due to Globalstar moving from the development stage into revenue operations, which initiated depreciation of the Globalstar System, and the expensing of interest and increased operations and marketing, general and administrative costs. Loral's share of Satmex's net income was $17 million for 2000 versus Loral's share of Satmex's losses of $23 million for 1999, after eliminating the profit on the sale of three transponders to Loral Skynet. Satmex had net income in 2000 as a result of the gain on loss of a satellite. Also included in net loss from affiliates is Loral's share of losses from Europe*Star and from other affiliates (see Note 4 to Loral's condensed consolidated financial statements).

     Preferred distributions were $51 million in 2000 as compared to $35 million for 1999. The increase was primarily due to the issuance of the Series D Preferred Stock in February 2000 and the 332,777 shares of common stock issued as dividend prepayments in connection with the conversion of 1.4 million shares of Loral's Series C Preferred Stock into common stock during the first quarter of 2000 (see "Liquidity and Capital Resources").

     As a result of the above, the net loss applicable to common stockholders for 2000 was $349 million or $1.18 per basic and diluted share, compared to the net loss of $124 million or $0.43 per basic and diluted share for 1999. Basic and diluted weighted average shares were 295 million for 2000 and 290 million for 1999. The increase in shares primarily relates to the conversion of a portion of the Series C Preferred Stock into Loral common stock.

RESULTS BY OPERATING SEGMENT FOR THE NINE MONTHS

  Fixed Satellite Services

     FSS revenue for 2000 was $329 million versus $224 million in 1999, which excludes the sale of three transponders by Satmex to Loral Skynet for $25.5 million in 1999. EBITDA was $201 million in 2000, up from EBITDA of $134 million in 1999, which excludes $11 million of EBITDA from the transponder sales by Satmex to Loral Skynet.

  Data Services

     Revenues for the data services segment in 2000 were $91 million versus $57 million in 1999, primarily from Loral CyberStar's corporate data networking and Internet and intranet services businesses. EBITDA in 2000 was a loss of $25 million versus a loss of $18 million in 1999. The increase in EBITDA loss in 2000 primarily resulted from increased direct costs from both third party and intercompany leasing activities incurred in connection with the expansion of the business.

     Total investment in broadband services, which does not include any capital expenditures, was $7 million in 2000.

  Satellite Manufacturing and Technology

     Revenues at SS/L before intercompany eliminations were $774 million in 2000 versus $1.039 billion in 1999. EBITDA in 2000 was $72 million versus $99 million in 1999.

  Global Mobile Telephone Service

     In 2000, Globalstar realized revenues of $2.5 million on 4.0 million minutes of billable service and its EBITDA loss increased to $153 million in 2000 from $120 million in 1999, primarily as a result of increased operations costs and marketing, general and administrative costs, associated with the commencement of service.

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

  Debt

     The Amended and Restated Credit Agreement, dated as of November 10, 1999, among Loral SpaceCom Corporation ("Loral SpaceCom"), SS/L and the banks party thereto (the "Credit Agreement"), provides for a $275 million term loan facility, a $500 million revolving credit facility (the "Revolving Credit Facility"), of which up to $175 million can be used for letters of credit and a separate $75 million letter of credit facility. The facility is secured by the stock of Loral SpaceCom Corporation and SS/L, and contains various covenants, including an interest coverage ratio, debt to capitalization ratios and restrictions on cash transfers to its parent. As of September 30, 2000, there was approximately $564 million of borrowings outstanding under the Credit Agreement. Total borrowing availability under the Credit Agreement was $128 million at September 30, 2000. The Company had outstanding letters of credit under the Credit Facility of approximately $8 million and $22 million of other letters of credit outstanding at September 30, 2000.

     The Company's note purchase facility matured in August 2000 and the outstanding balance of $139 million was rolled into the Revolving Credit Facility.

     Loral CyberStar had $992 million of outstanding debt as of September 30, 2000, that was non-recourse to Loral, which includes certain restrictions on Loral CyberStar's ability to pay dividends or make loans to Loral.

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

     In February 2000, Loral sold $400 million of Series D Preferred Stock in an offering exempt from registration and realized net proceeds of $388 million. The preferred stock is convertible into 20,171,457 shares of common stock at a conversion price of $19.83 per share.

  Cash

     As of September 30, 2000, Loral had $400 million of cash. Loral intends to utilize its existing capital base and access to the capital markets to construct and operate additional satellites, invest in its other core businesses, expand the Loral Global Alliance and pursue its broadband strategy.

  Net Cash Provided by (Used in) Operating Activities

     Net cash provided by operating activities for the nine months ended September 30, 2000 was $115 million, primarily due to the net loss as adjusted for non-cash operating items of $82 million, decreases in contracts-in-process of $144 million and deposits of $34 million, offset by decreases in accounts payable of $127 million and an increase in long term receivables of $25 million.

     Net cash used in operating activities for the nine months ended September 30, 1999 was $166 million, primarily due to increases in contracts-in-process of $73 million, launch vehicle deposits of $86 million and other assets of $47 million and a decrease in customer advances of $61 million. This was offset in part by the net loss as adjusted for non-cash operating items of $121 million.

  Net Cash Used in Investing Activities

     Net cash used in investing activities for 2000 was $209 million, primarily as a result of capital expenditures of $333 million mainly for the construction or acquisition of satellites (including $181 million for the final payment for Telstar 10/Apstar IIR), $9 million of net advances to affiliates and $152 million of investments in affiliates, offset by a reduction in restricted and segregated cash of $187 million and proceeds from sales of available-for-sale securities of $97 million.

     Net cash used in investing activities was $575 million in 1999, as a result of $428 million of capital expenditures, mainly for the construction or acquisition of satellites, the $146 million cost of acquiring GTL preferred stock and $134 million of other investments in and advances to affiliates, offset by a reduction in restricted and segregated cash of $144 million used primarily for the initial payment for Telstar 10/Apstar IIR and Loral Orion interest payments.

  Net Cash Provided by Financing Activities

     Net cash provided by financing activities for 2000 was $255 million, due to net proceeds of $388 million from the Company's issuance of Series D Preferred Stock and $20 million from the sale of common stock, offset by repayments of debt obligations of $108 million and distributions of preferred dividends of $46 million.

     Net cash provided by financing activities was $460 million in 1999, primarily due to the $344 million of net proceeds from the issuance of the Company's 9.5% senior notes, and borrowings of $127 million under the Revolving Credit Facility.

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

     Satmex currently has two satellites in orbit (Solidaridad 2 and Satmex 5) and one satellite in inclined orbit (Morelos 2).

     On August 30, 2000, Satmex announced that its Solidaridad 1 satellite ceased operation and was irretrievably lost. The loss was caused by the failure of the back-up control processor on board the satellite. Solidaridad 1, which was built by Hughes Space and Communications and launched in 1994, experienced a failure of its primary control processor in April 1999, and had been operating on its back-up processor since that time. The majority of Solidaridad 1's customers have been provided replacement capacity on other Satmex satellites or on satellites operated by Loral Skynet. Solidaridad 1 was insured for $250 million and Satmex intends to apply the insurance proceeds for the construction and launch of a replacement satellite and for debt service. In connection with the loss of Solidaridad 1, Satmex recognized a gain after income taxes of $67 million, which resulted from the insurance proceeds in excess of the carrying amount of the satellite and the incremental costs associated with providing replacement capacity.

     In May 2000, Satelites Enigma S.A. de C.V., Loral's partner in Satmex, exercised its option to purchase 104,105 shares of Satmex preferred stock from Loral for $6 million in cash and Loral realized a gain of $1 million.

     On February 16, 2000, Satmex obtained amendments to certain of its debt agreements, which adjusted certain financial covenants. As a result, Satmex believes that its future operating cash flow and the availability of its revolving credit facility will be sufficient to service its interest and debt repayment requirements and ensure compliance with its debt agreements.

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

     The broadband investment by the Company during the nine months ended September 30, 2000 was $7 million, which does not include any capital expenditures.

  Global Mobile Telephone Service

     As of September 30, 2000, Loral's direct and indirect investment in connection with Globalstar activities totals approximately $1.26 billion. This includes Loral's investment in GTL common and preferred stock, Globalstar ordinary partnership interests, program receivables, net vendor financing, Globalstar notes due June 30, 2003, the guarantee of Globalstar's $500 million credit facility (see below) and investments in Globalstar service provider partnerships. Loral owned directly and indirectly 25 million ordinary partnership interests (approximately 39%) of the total 63.5 million Globalstar ordinary partnership interests outstanding. Loral accounts for its investment in Globalstar on the equity method, recognizing its allocated share of net losses based on the direct and indirect ordinary partnership interests it owns.

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank, which was fully drawn, matured and was thereupon repaid in full by its guarantors, Lockheed Martin, Qualcomm, DASA and SS/L, who had previously received warrants for GTL common stock in consideration of their guarantees. Pursuant to the relevant agreements entered into in 1996, Globalstar issued three-year notes in the amounts of $206.3 million, $21.9 million, $11.7 million and $10.1 million to Lockheed Martin, Qualcomm, SS/L, and DASA, respectively, in satisfaction of their subrogation rights. The notes are due on September 30, 2003 and bear interest, on a deferred basis, at a rate of LIBOR plus 3%.

     On June 30, 2000, Loral paid $56.3 million on a net basis to Lockheed Martin in satisfaction of its obligation to indemnify Lockheed Martin for liability in excess of $150 million under Lockheed Martin's guarantee of Globalstar's $250 million credit facility. Accordingly, Loral is entitled to receive notes in respect thereof.

     Lockheed Martin, however, has rejected the notes it received and has asked Globalstar for alternative forms of payment, while continuing to claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements, but is, nonetheless, in discussions with Lockheed Martin to resolve the dispute.

     If the dispute is not resolved, Globalstar cannot be sure that if the matter were litigated a court would agree with Globalstar's interpretation of the agreements. Moreover, if as a result of this dispute, a holder of Globalstar public bonds claimed a cross default under the applicable indentures, and a court ruled against Globalstar, the maturity date of the bonds would be accelerated. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements.

     Before any additional financing, Globalstar expects to end 2000 with approximately $175 million in cash and expects that this estimated cash balance will last into the second quarter of 2001.

     Over the next 12 months, commencing on October 1, 2000, Globalstar will require significant additional funds to cover its cash outflows which it expects will include operating costs of approximately $235 million, cash-pay interest of approximately $245 million and other cash requirements of approximately $43 million for the eight spare satellites being constructed by SS/L, $144 million for repayment of vendor financing and debt and approximately $60 million for the financing provided to Globalstar's service providers to assist in the purchase of gateways, fixed access terminals and handsets. These expenditures are partially offset by expected receipts of approximately $135 million from the service providers as repayment of such financing. The amount of such additional funds will depend, among other things, upon the amount and timing of revenues generated. If Globalstar is not able to raise sufficient funds, Loral's investment in connection with Globalstar activities as described above would be impaired, which would result in a one-time charge having a material adverse effect on Loral's results of operations and its financial position.

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks for the build-out of the Globalstar System, which was fully drawn at September 30, 2000. This credit facility contains various financial condition covenants, one of which would require, among other things, that Globalstar have revenues of $100 million for the 12 month period ended March 31, 2001. Globalstar's revenues the first six months of this period were $1.9 million. Given the level of revenues in the first six months of this period, Globalstar anticipates that the growth in revenues during the subsequent six month period will not be sufficient to meet its $100 million revenue covenant. If Globalstar cannot satisfy this covenant, obtain waivers or amendments from a majority of the bank lenders, or fulfill the $500 million obligation in a form satisfactory to all bank lenders, Globalstar will be in default under its debt facilities (including vendor financing) and Globalstar's lenders and bondholders would have the right to accelerate payment of their loans to Globalstar. Loral is currently in negotiations with the banks to restructure the guarantee arrangements.

     Globalstar's $500 million credit facility is guaranteed by Loral SatCom Ltd. and Loral Satellite, Inc., wholly owned subsidiaries of Loral. The guarantee is secured by the pledge of certain assets of Loral and its subsidiaries, including the stock of the guarantors and the Telstar 6 and Telstar 7 satellites. Based on third party valuations, management believes that the fair value of Telstar 6 and Telstar 7 is in excess of this $500 million credit agreement. As of September 30, 2000, the net book value of Telstar 6 and Telstar 7 was approximately $360 million. The guarantee agreement contains customary financial covenants of the guarantors, including maintenance of a minimum collateral coverage ratio and maintenance of a combined minimum net worth and combined EBITDA. In addition, the guarantee agreement contains customary restrictions, including limitations on indebtedness, liens, fundamental changes, asset sales, dividends (except that the guarantors may pay dividends to their parents provided that combined aggregate cash on hand at the guarantors is at least equal to $50 million and the guarantors hold an intercompany note due from Loral for at least $100 million), investments, capital expenditures, creating liens other than those created pursuant to the guarantee and transactions with affiliates.

     In consideration for the guarantee, Loral received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $91 per interest, which were valued at $141 million (based on the guarantee provided). The exercise price was determined by reference to the fair market value of GTL common stock on the closing date of the credit agreement, based on an approximate one partnership interest for four shares of GTL common stock exchange ratio. 50% of the warrants vested in February 2000, 25% vested in August 2000 and the remaining 25% will vest in August 2001. The warrants expire in 2006. Globalstar may call the warrants after August 5, 2001 if GTL's common stock price exceeds $45.50 for a defined period.

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of capitalized interest as of May 2000) with Qualcomm that replaced the previous $100 million vendor financing agreement. The vendor financing bears interest at 6%, matures on August 15, 2003 and requires repayment pro rata with the term loans under Globalstar's $500 million credit facility discussed above. As of September 30, 2000, $528 million was outstanding under this facility. In connection with this agreement, Qualcomm received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $42.25 per interest. The exercise price was determined by reference to the fair market value of GTL's common stock on the closing date of the vendor financing, based on an approximate one partnership interest for four shares of GTL common stock. 50% of the warrants vested on the closing date, 25% vested on September 1, 2000 and 25% will vest on September 1, 2001. The warrants will expire in 2007.

     Loral has agreed that if the principal amount (excluding capitalized interest of $34.5 million at September 30, 2000) outstanding under the Qualcomm vendor financing facility exceeds the principal amount outstanding under Globalstar's $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As a result, Loral's aggregate guarantee liability for debt outstanding under the Qualcomm vendor financing facility and Globalstar's $500 million credit facility will not exceed $500 million.

     On February 1, 2000, GTL sold 8,050,000 shares of common stock in a public offering under its shelf registration statement. The sale yielded net proceeds of approximately $268.5 million to GTL. GTL used the net proceeds to purchase 1,987,654 ordinary partnership interests in Globalstar.

     On September 19, 2000 GTL entered into a purchase agreement with Bear Stearns International Limited ("Bear Stearns"), under which Bear Stearns has agreed to purchase over several tranches, up to $105 million of shares of GTL common stock. Sales under this agreement are subject to certain conditions, including the requirement that GTL's share price is trading higher than $4.50. As of September 30, 2000, Bear Stearns had purchased 1,530,000 shares of GTL common stock for net proceeds of $9 million. GTL used the proceeds from the sales to purchase 377,778 ordinary partnership interests in Globalstar.

     On September 29, 2000, Globalstar's founding partners, Loral, Vodafone, Qualcomm, Elsacom and TESAM, purchased an aggregate of 5.2 million shares of common stock of GTL for $56 million. GTL used the proceeds from the sales to purchase 1,295,360 ordinary partnership interests in Globalstar.

     Globalstar is using the proceeds from the above transactions for general corporate purposes including capital expenditures, operations (including marketing and distribution of phones and services) and interest expense.

     During October 2000, Bear Stearns purchased 2,520,000 additional shares of GTL common stock, resulting in additional proceeds to GTL of $19 million. GTL used the proceeds from the sales to purchase 622,223 additional ordinary partnership interests in Globalstar.

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

     In late 1998, following the launch of an SS/L-built satellite sold to PanAmSat, a manufacturing error was discovered that affected the geographical coverage of the Ku-band transponders on the satellite. On January 6, 2000, PanAmSat filed an arbitration proceeding in connection with this error claiming damages of $225 million for lost profits, and increased sales and marketing costs. SS/L believes it has meritorious defenses to the claim and that its liability is limited to a loss of a portion of the applicable orbital incentives, the estimated impact of which is included in Loral's consolidated financial statements. PanAmSat has received a recovery from its insurance carrier that should reduce any damage claim. While this proceeding is in its very early stages, management believes that this matter will not have a material adverse effect on the financial position or results of operations of Loral.

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

     On December 23, 1998, the Office of Defense Trade Controls ("ODTC") of the U.S. Department of State temporarily suspended the previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. According to ODTC, the purpose of the temporary suspension is to permit that agency to review the agreement for conformity with newly-enacted legislation (Section 74 of the Arms Export Control Act) with respect to the export of missile equipment or technology. SS/L has complied with ODTC's instructions, and believes that a review of the agreement will show that its terms comply with the new law. The ODTC, however, has not yet completed its review, and the scheduled launch date for ChinaSat-8 is being delayed. As a result of the suspension, ChinaSat could decide to terminate the contract. If such a termination were to occur, SS/L would have to refund advances received from ChinaSat ($134 million as of September 30, 2000) and may incur penalties of up to $11 million and believes it would incur costs of up to approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer. There can be no assurance that SS/L will be able to find such a replacement customer for the satellite or its Chinese launch vehicle. SS/L will record a charge to earnings of approximately $35 million if it is unable to find a replacement customer for this launch vehicle.

     In March 1999, jurisdiction for satellite licensing was transferred from the Commerce Department to the State Department, and the State Department has issued regulations relating to the export of, and disclosure of technical information related to, satellites and related equipment. It has been SS/L's experience that obtaining licenses and technical assistance agreements under these new regulations takes more time and is considerably more burdensome than in the past. Delays in obtaining the necessary licenses and technical assistance agreements may delay SS/L's performance on existing contracts, and, as a result, SS/L may incur penalties or lose incentive payments under these contracts. In addition, such delays may have an adverse effect on SS/L's ability to compete against foreign satellite manufacturers for new satellite contracts.

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

OTHER MATTERS

  Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is required to adopt SFAS 133 on January 1, 2001. The Company is in the process of evaluating the impact of adoption of SFAS 133 on its current hedging strategies through the performance of an inventory of free-standing and embedded derivatives. While the Company expects to utilize cash flow and fair value hedges and that other derivatives are likely to be identified which will require fair value accounting, it is currently unable to quantify the potential impact that such adoption will have on its earnings or financial position.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this report:

Exhibit 12 -- Computation of Deficiency of Earnings to Cover Fixed Charges
Exhibit 27 -- Financial Data Schedule

     (b) Reports on Form 8-K

DATE OF REPORT                                                            DESCRIPTION
--------------                                                            -----------
July 7, 2000                    Item 5 -- Other Events          Globalstar $250 Million Credit
                                                                  Facility
August 31, 2000                 Item 5 -- Other Events          Satmex Solidaridad I Satellite
                                                                  Loss
September 21, 2000              Item 5 -- Other Events          GTL Common Stock Sale Agreement
September 25, 2000              Item 5 -- Other Events          GTL Common Stock Subscription
                                                                  Agreements with Globalstar
                                                                  partners

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

Date: November 13, 2000