Form 10-K
period 2000-12-31
LORAL SPACE & COMMUNICATIONS LTD
filed 2001-04-02
CIK 1006269

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in the registrant's 2001 definitive proxy statement.

     At March 15, 2001, 299,061,088 common shares were outstanding, and the aggregate market value of such shares (based upon the closing price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $898 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 2001 definitive proxy statement (to be filed not later than 120 days after the end of the registrant's fiscal year) are incorporated by reference into Part III.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                                  THE COMPANY

OVERVIEW

     Loral Space & Communications Ltd. together with its subsidiaries ("we", "us", "Loral" or the "Company") is one of the world's leading satellite communications companies with substantial activities in satellite manufacturing and satellite-based communications services. Loral has assembled the building blocks necessary to provide a seamless, global networking capability for the information age. Loral is organized into three distinct operating businesses:

     Fixed Satellite Services ("FSS"): Leasing transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television ("DTH"), through the activities of Loral Skynet, Loral CyberStar, Inc. ("Loral CyberStar"), Loral Skynet do Brasil Ltda. ("Skynet do Brasil"), Satelites Mexicanos, S.A. de C.V. ("Satmex") and Europe*Star Limited ("Europe*Star");

     Satellite Manufacturing and Technology: Designing and manufacturing satellites and space systems and developing satellite technology for a broad variety of customers and applications through Space Systems/ Loral, Inc. ("SS/L"); and

     Data Services: Providing managed communications networks and Internet and intranet services through Loral CyberStar and delivering high-speed broadband data communications and business television and infomedia services through CyberStar, L.P. ("CyberStar LP" and together with Loral CyberStar, the "Loral CyberStar Group").

     In addition, a subsidiary of Loral acts as the managing general partner of Globalstar, L.P. ("Globalstar"), which owns and operates a global telecommunications network designed to serve virtually every populated area of the world by means of a 52-satellite constellation, including four in-orbit spares, a satellite operations control center and a ground operations control center (the "Globalstar System"). The Globalstar System commenced operations in the first quarter of 2000 and as of February 15, 2001, the Globalstar System provided coverage to over 109 countries, of which more than half were in full service, served by 25 gateways. Loral, through its interests in various joint ventures, continues to participate and to fund its share of the operations of Globalstar service providers in Brazil, Canada, Mexico and Russia. These Globalstar service providers have constructed and operate gateways, are licensed to provide services and, through their sales and marketing organizations, are actively selling Globalstar service, in their respective territories.

     Loral's strategy is to capitalize on its market position, extensive space assets and advanced technologies to expand its business and to exploit new opportunities as they arise. Where appropriate, Loral seeks to further this strategy through acquisitions or joint ventures and through dispositions of non-core assets. Towards that end, Loral regularly engages in discussions with telecommunications service providers, equipment manufacturers and others about possible strategic transactions and alliances, including participation in the Loral Global Alliance and strategic relationships involving its satellite manufacturing operations, which could involve business combinations.

     Loral was incorporated on January 12, 1996 as a Bermuda exempt company and has its registered and principal executive offices at Cedar House, 41 Cedar Avenue, Hamilton, HM 12, Bermuda.

FIXED SATELLITE SERVICES

     Following its acquisition of the Loral Skynet business from AT&T in March 1997, Loral has rapidly established itself through a series of subsequent acquisitions and joint venture transactions as one of the world's leading providers of fixed satellite services. These satellites, which are known as GEO satellites, fly in geosynchronous earth orbit approximately 22,000 miles above the equator. In this orbit, the satellites remain in a fixed position relative to points on the earth's surface. GEO satellites provide reliable, high bandwidth services anywhere in their coverage areas and therefore serve as the backbone for many forms of telecommunications.

     In the United States and other developed countries, customers lease transponder capacity primarily for distribution of network and cable television programming, for direct-to-home, or DTH, video transmission and for live video feeds from breaking news and sporting events. In the developing world, a substantial portion of such capacity is dedicated to long-distance telephone service as well as television services. GEO satellites are increasingly used throughout the world for international Internet communications, high-speed data services for businesses through very small aperture terminal, or VSAT, networks, and for distance learning and educational television.

  Loral Global Alliance

     Through the Loral Global Alliance, Loral offers its customers an integrated portfolio of satellite capacity that provides "one stop shopping" for local, regional and global GEO satellite services. The alliance, which consists of Loral Skynet, Loral CyberStar, Skynet do Brasil, Satmex and Europe*Star, currently has ten satellites in orbit with a total of 171 C-band and 273 Ku-band 36 MHz transponder-equivalents (all references to transponders are in 36 MHZ equivalents, unless otherwise noted) and a collective footprint covering almost all of the world's population. As of December 31, 2000, the Loral Global Alliance backlog (including 100% of Satmex and Europe*Star backlog) totaled $2.4 billion, utilizing approximately 315 36 MHz transponder-equivalents, and had approximately 129 additional 36 MHz transponder-equivalents available for lease.

     The Loral Global Alliance provides for cross-selling arrangements among the alliance members' respective sales forces and for cooperative marketing and promotional activities. We believe that such arrangements will enable the members of the alliance to compete more effectively in sales of communications satellite services worldwide. In addition, the alliance offers in-orbit backup capabilities for its members in regions where members' fleets have overlapping coverage.

                             LORAL GLOBAL ALLIANCE

------------------------------------------------------------------------------------------------------------------
                      SATELLITE            LOCATION           FREQUENCY                     COVERAGE
------------------------------------------------------------------------------------------------------------------
 Loral Skynet      Telstar 4(1)       89(degrees)W.L.      C-band, Ku-band    U.S., Northern Mexico, Southern
                                                                              Canada
------------------------------------------------------------------------------------------------------------------
                   Telstar 5          97(degrees)W.L.      C-band, Ku-band    U.S., Mexico, Canada, Northern
                                                                              Central America
------------------------------------------------------------------------------------------------------------------
                   Telstar 6          93(degrees)W.L.      C-band, Ku-band    U.S., Mexico, Southern Canada,
                                                                              Central America
------------------------------------------------------------------------------------------------------------------
                   Telstar 7          129(degrees)W.L.     C-band, Ku-band    U.S., Mexico, Southern Canada,
                                                                              Northern Central America
------------------------------------------------------------------------------------------------------------------
 Loral CyberStar   Telstar 10/        76.5(degrees)E.L.    C-band, Ku-band    Asia and portions of Europe,
                   Apstar IIR                                                 portions of Africa and Australia
------------------------------------------------------------------------------------------------------------------
                   Telstar 11(2)      37.5(degrees)W.L.    Ku-band            Europe, SE Canada, U.S. East of the
                                                                              Rockies and portions of Mexico
------------------------------------------------------------------------------------------------------------------
                   Telstar 12(2)      15(degrees)W.L.      Ku-band            Eastern U.S., SE Canada, Europe,
                                                                              Russia, Middle East, North Africa,
                                                                              portions of South America, portions
                                                                              of Central America
------------------------------------------------------------------------------------------------------------------
 Skynet do Brasil  Anik 1(3)          63(degrees)W.L.      C-band, Ku-band    Brazil, North America and North
                                                                              Atlantic
------------------------------------------------------------------------------------------------------------------
 Satmex            Solidaridad 1(4)   109.2(degrees)W.L.   C-band, Ku-band    Mexico, portions of U.S., portions
                                                                              of South America, Central America.
                                                                              Out of service. See note (4) below.
------------------------------------------------------------------------------------------------------------------
                   Solidaridad 2      113.0(degrees)W.L.   C-band, Ku-band    Mexico, portions of U.S., portions
                                                                              of South America, Central America
------------------------------------------------------------------------------------------------------------------
                   Satmex 5           116.8(degrees)W.L.   C-band, Ku-band    Mexico, Continental U.S., Southern
                                                                              Canada, South America, Central
                                                                              America
------------------------------------------------------------------------------------------------------------------
                   Morelos 2(5)       120(degrees)W.L.     C-band             Alaska
------------------------------------------------------------------------------------------------------------------
 Europe*Star       E*Star 1           45(degrees)E.L.      Ku-band            Europe, SE Asia, Middle East, South
                                                                              Africa and India
------------------------------------------------------------------------------------------------------------------

---------------
(1) We have asked the FCC to modify our authorizations for these satellites to relocate Telstar 4 to 77(degrees) W.L. and Telstar 8 to 89(degrees) W.L.

(2) On November 15, 1999, the following satellites were renamed: the satellite formerly known as Orion 1 is now known as Telstar 11; the satellite formerly known as Orion 2 is now known as Telstar 12.

(3) Operating in inclined orbit and is not currently generating revenues. Estrela do Sol, the replacement satellite for this slot, is currently under construction at SS/L and is expected to be launched in October 2002.

(4) Satellite lost on August 28, 2000. Customers temporarily moved to other satellites, most of which are part of the Loral Global Alliance. Replacement satellite, Satmex 6, is scheduled to be launched in January 2003.

(5) Currently operating in inclined orbit beyond its designed life and generating only modest revenues. Continued operations depend on obtaining special regulatory approvals.

  Loral Skynet

     Loral Skynet's core business is providing satellite capacity to support distribution of U.S. television network programming. The CBS and Fox television networks are its major customers. All CBS and Fox stations have their antennae pointed at Loral Skynet's satellites, creating a configuration known as a "neighborhood" that is attractive to other users requiring similar distribution channels. Other Loral Skynet customers include HBO, Disney, Time Warner, Boeing and Gilat and third-party resellers, such as sports syndicators and distance learning providers.

     Loral Skynet currently has four high power GEO satellites in operation. Telstar 4 was placed in service in November 1995 and has 24 C-band and 24 Ku-band transponders. Telstar 4 provides coverage over the continental United States, Hawaii, Alaska, Puerto Rico, U.S. Virgin Islands and into Canada. Telstar 5, with

24 C-band and 24 Ku-band transponders, was built by SS/L and was placed into service on July 1, 1997. Telstar 5 provides coverage over the continental United States, Hawaii, Puerto Rico, the Caribbean and into Canada and portions of Latin America.

     Telstar 6, built by SS/L, was launched in February 1999 and commenced commercial operations in March 1999. Telstar 6 is a broadcast video and data communications satellite with 24 C-band and 24 Ku-band transponders. It provides coverage over the continental United States, Hawaii, Puerto Rico, the Caribbean and into Canada and Latin America.

     Telstar 7, built by SS/L, was launched in September 1999 and commenced commercial operations in November 1999. Telstar 7 is a broadcast video and data communications satellite with 24 C-band and 24 Ku-band transponders. It provides coverage over the continental United States, Hawaii, Puerto Rico, the Caribbean, and into Canada and Latin America.

     In addition, Loral plans to launch three satellites in 2002, one of which will fill Skynet do Brasil's newly acquired orbital slot at 63(degrees) W.L. covering Brazil and other parts of Latin America. The addition of these three satellites will substantially increase Loral's capacity within the United States and will further extend its coverage of Canada and portions of Latin America, subject to obtaining landing rights from regulatory authorities in those regions.

  Loral CyberStar

     On March 20, 1998, Loral acquired Orion Network Systems, Inc., a rapidly growing provider of satellite-based communications services, which changed its name to Loral CyberStar, Inc. Loral completed its integration plan for Loral CyberStar and transferred management of Loral CyberStar's satellite capacity leasing and satellite operations to Loral Skynet, effective January 1, 1999.

     Loral CyberStar's leasing business currently provides satellite capacity for video distribution, satellite news gathering and other satellite services primarily to broadcasters, news organizations, telecommunications service providers and Internet Service Providers, or ISPs. Loral Cyberstar's customers include HBO, Disney, Cable & Wireless and United Pan Europe Communications.

     Telstar 11 (formerly known as Orion 1), a high power satellite with 48 Ku-band transponders, commenced operations in January 1995, and provides coverage in North America as far west as Phoenix and Denver and in Europe as far east as Istanbul, Kiev and Tallinn.

     Telstar 12 (formerly known as Orion 2), a high power satellite with 57 Ku-band transponders, commenced operations in January 2000 and expands Loral CyberStar's European coverage and extends coverage to portions of the former Soviet Union, Latin America, the Middle East and South Africa.

     On May 4, 1999, the Orion 3 satellite was placed into a lower-than-expected orbit after its launch on a Delta III rocket. According to Boeing, the Delta III rocket apparently failed to complete its second stage burn, and, as a result, the satellite, manufactured by Hughes Space and Communications Corporation, achieved an orbit well below the planned final altitude and could not be used for its intended purpose. The satellite and launch were fully insured for approximately $266 million, which was received in 1999.

     To replace Orion 3, on September 28, 1999, Loral CyberStar purchased from APT Satellite Company Limited ("APT") all transponder capacity (except for one C-band transponder retained by APT) and existing customer leases on the Apstar IIR satellite for approximately $273 million. Insurance proceeds from the May 4, 1999 launch failure of the Orion 3 satellite were used to fund substantially all of this purchase price.

     Loral CyberStar has full use of 28 C-band and 24 Ku-band transponders aboard Apstar IIR for the remaining life of the satellite. Located at 76.5 degrees E.L., Apstar IIR covers a region that includes Asia, Europe, Africa and Australia, which represents over 75% of the world's population. Under the purchase agreement, Loral CyberStar will also have the option to lease replacement satellites from APT upon the end of life of Apstar IIR. In November 1999, the satellite was renamed Telstar 10/Apstar IIR.

  Satmex

     Satmex, our 49% owned affiliate, is currently the dominant satellite communications company providing fixed satellite services in Mexico, and intends to expand its services to become a leading provider of satellite services throughout Latin America.

     Satmex provides satellite transmission capacity to broadcasting customers for network and cable television programming, DTH service and on-site transmission of live news reports, sporting events and other video feeds. Satmex also provides satellite transmission capacity to telecommunications service providers for public telephone networks in Mexico and elsewhere and to corporate customers for their private business networks for data, voice and video applications. Satmex has landing rights to provide broadcasting and telecommunications transmission capacity in Mexico, the United States, Canada and 29 nations and territories in the Latin American region. Satmex's broadcasting customers include Televisa, MVS Multivision and Television Azteca, and its telecommunications services and data customers include Telmex, Bell South, Hughes Network Systems and the Mexican subsidiaries of Ford and DaimlerChrysler.

     Satmex's satellites, Solidaridad 2 and Satmex 5, have a total of 96 36-MHz transponder-equivalents operating in the C and Ku-band, with an aggregate footprint covering substantially all of the continental United States and the Caribbean as well as all of Latin America, other than certain regions in Brazil. On August 29, 2000, Satmex's Solidaridad 1 satellite ceased operation and was considered irretrievably lost. Satmex received net insurance proceeds of $235 million relating to this loss. Satmex has contracted with SS/L to build its replacement satellite. This satellite, known as Satmex 6, is scheduled to be launched in January 2003 and is designed to provide broader coverage and higher power levels than any other satellite currently in the Satmex fleet. In the interim, most of Solidaridad 1's customers have been transferred to other satellites in the Loral Global Alliance.

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

  Europe*Star

     Europe*Star, a joint venture between Loral and Alcatel, launched Europe*Star 1, an all Ku-band satellite, in October 2000. Europe*Star 1, marketed as part of the Loral Global Alliance, commenced commercial service in January 2001.

     Loral currently owns 47% of Europe*Star, and pursuant to the terms of the shareholders agreement has permitted its joint venture partner, Alcatel, to fund additional expenditures to develop Europe*Star's business and infrastructure through approximately $175 million in loans to the venture. Loral has the right to elect either to match the amount of such loans or permit Alcatel to elect to convert some or all its loans into equity, diluting our equity in the venture to as little as approximately 22%.

  FSS Segment Results

     Total revenues for the fixed satellite services segment, including intercompany and affiliate sales, were $461 million, $342 million and $254 million for 2000, 1999 and 1998, respectively. The segment's intercompany sales were $37 million in 2000, $11 million in 1999 and $5 million in 1998. Affiliate sales for Satmex were $136 million in 2000 and 1999 (including approximately $28 million to Loral companies in 1999) and $105 million in 1998. Segment EBITDA was $282 million, $193 million and $171 million for 2000, 1999 and 1998, respectively. Total assets for the segment were $4.0 billion, $3.9 billion and $3.4 billion as of December 31, 2000, 1999 and 1998, respectively.

     As of December 31, 2000 and 1999, funded backlog for the segment was $2.4 billion and $1.5 billion, respectively, including intercompany backlog of $65 million in 2000 and $3 million in 1999 and affiliate backlog of $546 million for Satmex and Europe*Star in 2000 and $364 million for Satmex in 1999. Approximately $440 million of the segment's 2000 funded backlog is expected to be realized in 2001.

SATELLITE MANUFACTURING AND TECHNOLOGY

     SS/L is a worldwide leader in the design, manufacture and integration of satellites and space systems. SS/L draws on its 40-year history, during which satellites manufactured by SS/L have achieved more than 800 years of cumulative on-orbit experience. SS/L also provides Loral with visibility into emerging and new satellite-based technologies and applications. SS/L manufactures satellites that provide telecommunications, weather forecasting and broadcast services. SS/L is the leading supplier of satellites to Intelsat, an international consortium of member nations which is currently the world's largest operator of commercial communications satellites. Other significant customers include EchoStar, WildBlue, Loral Skynet, Sirius Satellite Radio (formerly known as CD Radio), Shin Satellite and Cable & Wireless Optus of Australia.

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

     SS/L's geostationary satellite product portfolio continues to evolve to best meet the current and future needs of the market. SS/L now offers a line of three products that provide customers with a great span of power and capability: the space-proven 1300, the advanced 1300S, and the 20.20, one of the most powerful commercial spacecraft offered today. The power on SS/L-designed satellites reaches from 5 kilowatts to as high as 30 kilowatts, and the number of transponders that can be accommodated goes from as few as 1 to as many as 150.

     Total revenues for the satellite manufacturing and technology segment, including intercompany sales, were $1.0 billion for 2000, and $1.4 billion for 1999 and 1998. The segment's intercompany sales were $192 million in 2000, $255 million in 1999 and $272 million in 1998. Segment EBITDA was $36 million in 2000 after $77 million of increased costs relating to manufacturing delays and customer contract issues, $102 million in 1999 after a $44 million charge relating to an agreement reached with a customer regarding a satellite contract and $118 million in 1998. Total assets for the segment were $1.2 billion, $1.6 billion and $1.7 billion as of December 31, 2000, 1999 and 1998, respectively.

     As of December 31, 2000 and 1999, funded backlog for the segment was $1.7 billion and $1.3 billion, respectively, including intercompany backlog of $477 million in 2000 and $256 million in 1999. Approximately $800 million of the 2000 external funded backlog is expected to be realized in 2001. Revenues recorded under contracts with Globalstar were $134 million, $360 million and $599 million for 2000, 1999 and 1998, respectively. In addition, sales to two other customers represented in excess of 10% of the Company's consolidated revenues in 2000, 1999 and 1998. For 2000, 1999 and 1998, the segment expended $26 million, $35 million and $35 million for research and development projects, respectively.

DATA SERVICES

     Using the 10-satellite GEO constellation of the Loral Global Alliance and third party capacity, orbital slots around the world, access to fiber networks and internet backbone entry (peering) points, Loral can provide its customers with the ability to distribute large, complex digital video and data files to multiple locations throughout the world rapidly and cost effectively. The Loral CyberStar Group currently:

     - delivers U.S.-based Internet content via satellite to more than 173 ISPs in more than 36 foreign countries, which reach approximately seven million residential customers around the world;

     - distributes high-speed data over private corporate VSAT (very small aperture terminals) networks which currently reach 183 customers, 621 sites and approximately 11,000 desktops; and

     - offers business television (BTV) services by satellite to corporations for the delivery of teleconferences, distance learning and training, and special events.

     Loral CyberStar also recently began beta trials for its streaming media services with a select group of corporate customers. Loral believes that with the technical advantages inherent in satellite delivery, streaming media service will be a valuable addition to Loral CyberStar's service offering to its customers.

     In January of 2001, Loral announced that in keeping with its strategy to redirect the Company's resources and attention to its core businesses, it has substantially revised its plan for participation in the broadband communications market. Loral will not deploy a proprietary direct-to-the-consumer broadband service, as previously planned, with its attendant time-to-market, partner, marketing and financial challenges. Rather, Loral will participate in the broadband market by providing its customers with satellite platforms for their broadband offerings, through Loral's expansion of its fixed satellite services fleet and related capabilities and through its satellite design and production capabilities. With this new strategy, Loral will build on existing expertise, strengths and resources to address the expanding market for today's broadband services. Loral's fixed satellite services and satellite manufacturing businesses will be leading merchant suppliers to customers who require access to Loral's technology or satellites in order to meet their business objectives. Loral's manufacturing facilities, satellites and services will support current and future customers who are operating or planning to operate within one of the many niches in the broadband environment by providing a data delivery platform to them, designing and building a satellite for them, managing their satellites, leasing transponders to them or tailoring Loral's satellite services to their business specifications.

     The following companies have announced their intention to deliver broadband services directly to consumers: Echostar, Boeing, Gilat, Hughes Network Systems, Netsat Express, Wildblue, Direct TV, Pegasus, Skybridge and Teledesic. As many of these providers are existing customers of either Loral's fixed satellite services or satellite manufacturing business, Loral will be able to leverage these existing relationships and provide them with a scaleable level of service so as to meet their individual needs.

     In addition, Loral brings resources to support its broadband offering. Loral owns two Ku-band satellites in-orbit at 89 degrees and 93 degrees West Longitude, both well placed for servicing the North American market. Loral is also designing two Ka-band satellites with spot beam capacity for those same slots. Ku-band capacity is available now for limited broadband transmission, allowing customers immediate entry into the broadband market. Loral's Telstar 8 satellite under construction is scheduled to be launched in 2002 and will include Ka-band capacity as part of Loral Skynet's fixed satellite services.

     Satellite-based broadband delivery systems have a number of favorable technical characteristics, including point-to-multipoint broadcasting capability, geographic ubiquity, rapid development, high capacity and low cost. Loral believes that these characteristics will be of increasing importance in the near future as broadband Internet access becomes an increasingly universal requirement and Internet content continues to become richer and more complex, particularly in the most popular sites.

     Total revenues for the data services segment were $130 million, $85 million and $40 million for 2000, 1999 and 1998, respectively. Segment EBITDA was a loss of $30 million, $36 million and $47 million in 2000, 1999 and 1998, respectively. Total assets for the segment were $226 million, $114 million and $153 million as of December 31, 2000, 1999 and 1998, respectively.

     As of December 31, 2000 and 1999, funded backlog for the segment was $191 million and $236 million, respectively, which was all from external sources. Approximately $60 million of 2000 external funded backlog is expected to be realized in 2001.

  Investment in Globalstar

     A subsidiary of Loral acts as the managing general partner of Globalstar, which owns and operates a satellite constellation that forms the backbone of a global telecommunications network designed to serve virtually every populated area of the world.

     Globalstar commenced commercial operations in the first quarter of 2000, and as of February 15, 2001, was providing service through 25 gateways, covering 109 countries, including all of North and South America (excluding northwestern Alaska and portions of Canada above 70 degrees north latitude), Europe and Russia. As of December 31, 2000, Globalstar had approximately 31,000 commercial subscribers on its system. For the year ended December 31, 2000, Globalstar recorded net revenues of $3.65 million and provided 6,604,000 minutes of billable telecommunication services. Globalstar's revenues during 2000 were well below Globalstar management's initial expectations and have not provided sufficient cash flows to fund Globalstar's operations or service its debt obligations. Globalstar's revenue performance during the fourth quarter of 2000 caused Globalstar management, in conjunction with its service provider partners, to perform a reassessment of its business plan and long term revenue projections.

     In January 2001, Globalstar suspended indefinitely principal and interest payments on its debt and dividend payments on its redeemable preferred partnership interests in order to conserve cash for operations so as to provide it with additional time to expand its customer base, develop new applications and demonstrate its viability. Loral does not intend to provide any further funding to Globalstar, which expects to have sufficient cash, after suspension of debt and dividend payments, to fund its operations through 2001. As of December 31, 2000, our direct and indirect investment in connection with Globalstar related activities included about 39% of Globalstar's common equity, about 27% of its debt, an investment in GTL preferred stock and investments in and advances to Globalstar service provider partnerships. Loral, through its interests in various joint ventures, continues to participate and to fund its share of the operations of Globalstar service providers in Brazil, Canada, Mexico and Russia. These Globalstar service providers have constructed and operate gateways, are licensed to provide services and, through their sales and marketing organizations, are actively selling Globalstar service, in their respective territories.

     In the fourth quarter of 2000, Globalstar recorded a $2.9 billion impairment charge related to the $3.2 billion carrying value of the Globalstar System, including spare satellites, launch deposits, unsold production gateways, user terminals and related assets. This charge resulted from the revision of estimates of gross cash flows through 2009, the estimated end of useful life of the Globalstar System, and the determination that these assets were impaired. The fair value, for purposes of measuring Globalstar's impairment at December 31, 2000, was determined by discounting these cash flows. Gross cash flows were based on revenue projections offset by estimated expenditures for operations and capital expenditures. Revenue projections were based on Globalstar's current market outlook, which is significantly influenced by service provider projections. Including the $2.9 billion impairment charge, Globalstar's net loss applicable to ordinary partnership interests in 2000 was $3.8 billion.

                                   REGULATION

TELECOMMUNICATIONS REGULATION

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

  Authorization to Launch and Operate Satellites

     The FCC grants authorizations to satellite operators that meet its legal, technical and financial qualification requirements. The FCC often receives applications from multiple operators to operate a satellite at a given orbital slot. There can be no assurance that in the process of resolving such mutually exclusive applications, Loral's application will be granted. Under the FCC's financial qualification rules, an applicant must demonstrate that it has sufficient funds to construct, launch, and operate each requested satellite for one year. Most satellite authorizations also include specific construction and launch milestones which Loral must meet. Licenses are usually issued for an initial ten-year term and FCC policy provides licensees with an "expectancy" with respect to the replacement of their authorized satellites. At the end of a ten-year license term, a satellite that has not been replaced, or that has been relocated to another orbital location following its replacement, may be allowed to continue operations for a limited period of time pursuant to a grant of special temporary authority from the FCC. Such operations, however, are subject to certain restrictions.

     Loral has final FCC authorization for the following satellites which operate in the C-band, the Ku-band, or both bands: Telstar 4 at 89(degrees) W.L., Telstar 5 at 97(degrees) W.L., Telstar 6 at 93(degrees) W.L., Telstar 7 at 129(degrees) W.L., Telstar 8 at 77(degrees) W.L., Telstar 9 at 69(degrees) W.L., Telstar 11 at 37.5(degrees) W.L., Telstar 12 at 15(degrees) W.L. and Orion A at 47(degrees) W.L. R/L DBS Company, L.L.C., a joint venture in which Loral owns a 50% interest, also has 11 odd numbered DBS channels 1-21 at 61.5(degrees) W.L. Certain of these authorizations are subject to pending petitions for reconsiderations submitted by third parties. The final FCC authorizations for certain of these satellites also do not cover certain design changes or milestone extension requests that are the subject of pending modification applications. Certain of these modification applications have been opposed by other satellite operators. There can be no assurance that such design changes or milestone extensions will be granted by the FCC. The failure to obtain a milestone extension could result in the loss of the related FCC authorization. If Loral is unable to obtain FCC approval to implement its requested technical modifications for any particular authorization, it will be obligated to operate the related satellite in accordance with the original authorization.

     In addition, Loral has final authorization to operate at the following orbital slots: Ka-band at 89(degrees) W.L., 81(degrees) W.L., 93(degrees) W.L., 115(degrees) W.L., 78(degrees) E.L., 105.5(degrees) E.L., 67(degrees) W.L. and 126.5(degrees) E.L. and hybrid Ka/Ku-band at 47(degrees) W.L. Loral has requests for technical modifications and requests for milestones extensions pending before the FCC. There can be no assurance that the FCC will grant such modifications or milestone extensions.

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

  Scope of Services Authorized

     In 1996, the FCC largely eliminated the regulatory distinction between U.S. domestic satellites and U.S.-licensed international satellites. As a result, each of Loral's satellites may be used, to the extent technically feasible, to provide both U.S. domestic and international services.

  Coordination Requirements

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

     In addition to the orbital slots licensed by the FCC, Loral has been assigned orbital slots by certain other countries. For example, Loral has been authorized to use numerous Ku- and Ka-orbital slots by the Papua New Guinea government. In March 1999, the Brazilian telecommunications authority announced that Loral had won Brazil's auction for its 63(degrees) W.L. Ku-band orbital slot. Loral operates capacity on the Telstar 10/ Apstar IIR C/Ku-band satellite licensed by China and located at 76.5(degrees) E.L. Satmex, of which Loral owns 49%, is licensed by Mexico to operate the C/Ku-band satellites at 109.2(degrees) W.L., 113.0(degrees) W.L., and 116.8(degrees) W.L. Europe*Star, of which Loral owns 47%, is licensed by Germany to operate Ku-band satellites at 45(degrees) E.L. and 47.5(degrees) E.L.

  Intelsat Consultation

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

  The ITU Frequency Coordination Process

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

  APPLICATIONS AND ITU FILINGS

     Loral has ITU filings at 3.5(degrees) E.L., 8(degrees) E.L., 1(degrees) E.L., 11(degrees) E.L., 30(degrees) E.L., 81(degrees) E.L., 105.5(degrees) E.L., 135(degrees) E.L., 58(degrees) W.L., 95(degrees) W.L., 115(degrees) W.L. and 135(degrees) W.L. for use of the V-band frequency. Loral also has ITU filings at 98(degrees) E.L., 122(degrees) E.L., 130(degrees) E.L., 167.45(degrees) E.L., 121(degrees) W.L. and 175(degrees) W.L. for use of the C- and Ku-band frequencies. Europe*Star has ITU filings at 43(degrees) E.L. and 47.5(degrees) E.L. for use of the Ku-band frequency.

     Loral has applications pending at 77(degrees) W.L. for use of the Extended C/Ku-band frequencies, at 81(degrees) W.L. for use of the Ku-band and extended Ku-band frequencies and at 135(degrees) W.L., 115(degrees) W.L., 95(degrees) W.L. and at 58(degrees) W.L. for use of the V-band frequency. Loral has applications pending at 126(degrees) E.L. for use of the Ku/Extended Ku/C and Extended C-band frequencies, and at 95(degrees) W.L. and 15(degrees) W.L. for use of the Ka-band frequency.

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

                         PATENTS AND PROPRIETARY RIGHTS

     SS/L relies, in part, on patents, trade secrets and know-how to develop and maintain its competitive position. It holds 184 patents in the United States and 296 patents abroad and has applications for 91 patents pending in the United States and 329 patents pending abroad. SS/L patents include those relating to communications, station keeping, power control systems, antennae, filters and oscillators, phase arrays and thermal control as well as assembly and inspections technology. The SS/L patents that are currently in force expire between 2001 and 2018.

     Loral CyberStar and CyberStar LP have three and four patents in the United States, respectively. In addition, Loral CyberStar, Loral SpaceCom Corporation and CyberStar LP have two, four and 12 patents pending in the United States, respectively, and one, 11 and 13 patents pending abroad, respectively.

     There can be no assurance that any of the pending patent applications by the Company will be issued. Moreover, because the U.S. patent application process is confidential, there can be no assurance that third parties, including competitors, do not have patents pending that could result in issued patents which the Company would infringe. In such an event, the Company could be required to pay royalties to obtain a license, which could increase costs.

                               FOREIGN OPERATIONS

     Sales to foreign customers, primarily in Europe and Asia, represented 23%, 14% and 16% of the Company's consolidated revenues for 2000, 1999 and 1998, respectively. As of December 31, 2000, 1999 and 1998, the Company had substantially all of its long-lived assets located in the United States with the exception of the in-orbit satellites. See "Certain Factors that May Affect Future Results -- We face risks in conducting business internationally" for a discussion of the risks related to operating internationally.

                                   EMPLOYEES

     As of December 31, 2000, the Company had approximately 3,700 full-time employees (including approximately 225 employees for Satmex), some of whom are subject to collective bargaining agreements. We consider our employee relations to be satisfactory.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. They can be identified by the use of forward-looking words such as "believes", "expects", "plans", "may", "will", "would", "could", "should", "anticipates", "estimates", "project", "intend", or "outlook" or their negatives or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements may be included in, but are not limited to, various filings made by us with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer. We warn you that forward-looking statements are only predictions. Actual events or results may differ materially as a result of risks that we face, including those presented below. We undertake no obligation to update any forward-looking statements. The following are representative of factors that could affect the outcome of the forward-looking statements.

WE HAVE SUBSTANTIAL DEBT AND GUARANTEE OBLIGATIONS.

     We and our subsidiaries and operating affiliates have a significant amount of outstanding debt and guarantee obligations. As of December 31, 2000:

     - Our consolidated total debt was $2.5 billion.

     - Our unconsolidated affiliate, Globalstar, had $1.45 billion principal amount of senior notes outstanding. In addition, it had $500 million outstanding under its credit facility, $250 million of three-year notes and $788 million of vendor financing; a significant portion of this debt is owed to us. Globalstar has suspended indefinitely principal and interest payments on its debt, including on debt owed to us.

     - Satmex, our 49%-owned Mexico affiliate, had total debt of $572 million. In addition, Servicios Corporativos Satelitales, S.A. de C.V., the parent company of Satmex, in which we have a 65% interest, has an obligation to the government of Mexico with an initial face amount of $125 million which accretes at 6.03% over a seven-year period, expiring in December 2004. We have agreed to maintain our stock ownership interests in the parent company of Servicios in a trust to collateralize this obligation.

     We intend to use our cash and available credit ($459 million at December 31, 2000) to help fund the growth and operation of our businesses. If any of our subsidiaries or affiliates finds itself faced with default, we may be faced with a choice between providing additional support to that company or accepting the loss of some or all of our investment. We do not intend to provide any further funding to Globalstar, which expects to have sufficient cash, after suspension of debt, interest and dividend payments, to fund its operations through 2001.

DUE TO POOR SUBSCRIBER TAKE-UP RATES, GLOBALSTAR IS UNABLE TO PAY ITS DEBT OBLIGATIONS AS THEY BECOME DUE, AND WILL REQUIRE ADDITIONAL FINANCING TO CONTINUE ITS OPERATIONS. DURING 2000, WE HAVE RECORDED AFTER-TAX CHARGES OF APPROXIMATELY $1.4 BILLION FOR GLOBALSTAR RELATED ACTIVITIES.

     In January 2001, Globalstar suspended indefinitely principal and interest payments on its debt and dividend payments on its redeemable preferred partnership interests in order to conserve cash for operations. Globalstar is currently in default under its $500 million credit facility due to Loral, its vendor financing facility with QUALCOMM, and its 11 3/8% senior notes due February 15, 2004. Globalstar expects that events of default will occur with regard to Globalstar's other three senior note indentures when interest payments become due in May and June of 2001. The aforementioned debt that is currently in default is now subject to immediate acceleration by its holders. Globalstar has retained The Blackstone Group as its financial adviser to assist in evaluating its business plan and develop initiatives, including restructuring its debt, identifying funding opportunities and pursuing other strategic alternatives.

     As of December 31, 2000, our direct and indirect investment in connection with Globalstar related activities included about 39% of Globalstar's common equity, about 27% of its debt, an investment in GTL preferred stock and investments in and advances to Globalstar service provider partnerships. During 2000, we recorded after-tax charges of approximately $1.4 billion related to our investment in and advances in connection with Globalstar related activities, which included our after-tax share of Globalstar's impairment charges of approximately $882 million and after-tax impairment charges of $112 million, resulting from the write-down of investments in and advances to Globalstar service provider partnerships to their estimated fair value. After these charges, our investment in Globalstar related activities was approximately $62 million as of December 31, 2000. In addition, Loral intends to continue to fund its share of the operations of those Globalstar service provider ventures in which it participates as an equity owner. If Globalstar is unable to effectuate a successful restructuring, Loral's remaining investment in Globalstar and any additional investment in Globalstar service providers would be impaired.

     Globalstar is currently developing a new business plan that will offer a basis for a restructuring proposal that it will provide to its creditors. If it is unable to effectuate an out-of-court restructuring, Globalstar may file for bankruptcy protection. Moreover, its creditors may seek to initiate involuntary bankruptcy proceedings against Globalstar. Our equity interests in Globalstar may be eliminated entirely in any such bankruptcy proceeding, as it might in an out-of-court restructuring. The Globalstar debt obligations we hold are senior unsecured obligations that rank equally in right of payments with all other Globalstar debt obligations. In other situations in the past, challenges have been initiated seeking subordination or recharacterization of debt held by an affiliate of an issuer. While we know of no reason why such a claim would prevail with respect to the debt we hold in Globalstar, there can be no assurance that such claims will not be made in any restructuring or bankruptcy proceeding involving Globalstar. Moreover, there can be no assurance that actions will not be initiated in a Globalstar bankruptcy proceeding to characterize payments previously made by Globalstar to us as preferential payments subject to repayment. We may also find ourselves subject to other claims brought by Globalstar creditors and securities holders, who may seek to impose liabilities on us as a result of our relationship with Globalstar. For example, we have been named as a defendant in various lawsuits brought by shareholders of Globalstar Telecommunications Limited ("GTL") alleging controlling person liability in respect of certain statements made by GTL and its representatives. While these proceedings are in their very early stages, management believes that these matters will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

THE ABILITY OF OUR SUBSIDIARIES TO PAY DIVIDENDS TO US OR OTHERWISE SUPPORT OUR OBLIGATIONS IS LIMITED BY THE TERMS OF THEIR DEBT INSTRUMENTS.

     Loral SpaceCom Corporation's ("Loral SpaceCom") credit facility allows dividend payments to us if cumulative dividend payments do not exceed 50% of its cumulative consolidated net income and the ratio of its funded debt to EBITDA is less than 3.0 to 1.0. For the year ended December 31, 2000, Loral SpaceCom had no capacity under this covenant to pay us any dividends. The credit facility further provides that Loral SpaceCom may pay dividends to us of up to $70 million subject to there being at least $700 million in shareholders' equity. In December 2000, Loral SpaceCom used up this capacity in full when it paid a $70 million dividend to its parent.

     Loral Satellite Inc.'s credit agreement also imposes restrictions on its ability to pay dividends to its parent, which is a wholly-owned subsidiary of the Company. Such restrictions include, for instance, that dividends can be paid only after Loral Satellite shall have made loans to Loral in an aggregate principal outstanding amount of $100 million or more.

     Under the terms of its indentures, Loral CyberStar is currently prevented from paying dividends and is unlikely to pay any dividends in the foreseeable future.

IF OUR BUSINESS PLAN DOES NOT SUCCEED, OUR OPERATIONS MIGHT NOT GENERATE ENOUGH CASH TO PAY OUR OBLIGATIONS.

     For the year ended December 31, 2000, we had a deficiency of earnings to cover fixed charges of $153 million. In addition to our debt service requirements, our businesses are capital intensive and need substantial investment before returns can be realized. For example, we will incur significant expenditures to construct and launch new satellites for our fixed satellite services business. Loral CyberStar also anticipates that it will have additional cash requirements over the next three years to pay for certain investments including purchase of VSATs, other capital expenditures, senior note interest payments and other operating needs, which it will need to secure from us or externally. We are subject to substantial financial risks from possible delays or reductions in revenue, unforeseen capital needs or unforeseen expenses. Our ability to meet our obligations and execute our business plan could depend upon our ability, and that of our operating subsidiaries and affiliates, to raise cash in the capital markets. We are uncertain whether this source of cash will be available in the future on favorable terms if at all.

LAUNCH FAILURES HAVE DELAYED SOME OF OUR OPERATIONS IN THE PAST AND MAY DO SO AGAIN IN THE FUTURE.

     We depend on third parties, in the United States and abroad, to launch our satellites. Satellite launches are risky, and launch attempts have ended in failure. We ordinarily insure against launch failures, but at considerable cost. The cost and the availability of insurance vary depending on market conditions and the launch vehicle used. Our insurance typically does not cover business interruption, and so launch failures result in uninsured economic losses. Replacement of a lost satellite typically requires up to 24 months from the time a contract is executed until the launch date of the replacement satellite.

AFTER LAUNCH, OUR SATELLITES REMAIN VULNERABLE TO IN-ORBIT FAILURE, WHICH MAY RESULT IN UNINSURED LOSSES.

     Failure of satellite components in space may result in damage to or loss of a satellite before the end of its expected life. Satellites are carefully built and tested and have some redundant systems to save the satellite in case of failure. However, in-orbit failure may result from various causes, some random, including:

     - component failure;

     - loss of power or fuel;

     - inability to maintain positioning of the satellite;

     - solar and other astronomical events; and

     - space debris.

     Repair of satellites in space is not feasible. Many factors affect the useful lives of our satellites including:

     - fuel consumption;

     - the quality of construction;

     - degradation of solar panels; and

     - the durability of components.

     Although some failures may be covered in part by insurance, they may result in uninsured losses as well. For example, when Loral Skynet experienced the total loss of two satellites in 1994 and 1997 while under AT&T's ownership, it suffered a substantial drop in its profits due to the loss of revenues.

SOME OF THE SATELLITES WE CURRENTLY HAVE IN-ORBIT HAVE EXPERIENCED OPERATIONAL PROBLEMS.

     - In November 1995, a component on Telstar 11 malfunctioned, resulting in a two-hour service interruption. Full service was restored using a back-up component; if that backup component fails, Telstar 11 would lose a significant amount of usable capacity.

     - On August 29, 2000 Satmex's Solidaridad 1 satellite ceased operation and was considered irretrievably lost. The loss was caused by the failure of the back-up control processor on board the satellite. Solidaridad 1, which was built by Hughes Space & Communications and launched in 1994, experienced a failure of its primary control processor in April 1999, and the satellite had been operating on its back-up processor since that time. Satmex received net insurance proceeds of $235 million relating to this loss. Satmex has contracted with SS/L to build its replacement satellite. This satellite, known as Satmex 6, is scheduled to be launched in 2003, and is designed to provide broader coverage and higher power levels than any other satellite currently in the Satmex fleet.

     While we have in the past, consistent with industry practice, typically obtained in-orbit insurance for our satellites, we cannot guarantee that upon a policy's expiration, we will be able to renew the insurance on terms acceptable to us, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. For example, the existing insurance policy for Solidaridad 2 expires in November 2002 and a renewal policy may not insure against in-orbit failure arising from the loss of the satellite's control processor, the same component that failed on Solidaridad 1 and other Hughes satellites. An uninsured loss of a satellite will have a material adverse effect on our results of operations and financial condition.

     A loss of transponders on a satellite can also hurt us. Loral Skynet has in the past entered into prepaid leases and sales contracts relating to transponders on its satellites. Under the terms of these agreements, Loral Skynet continues to operate the satellites which carry the transponders and provides a warranty for a period of 10 to 14 years, in the case of sales contracts, and the lease term, in the case of the prepaid leases. Depending on the contract, Loral Skynet may be required under its prepaid leases and sales contracts to replace transponders which do not meet operating specifications. All customers are entitled to a refund equal to the reimbursement value if there is no replacement. In the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer.

     Eleven of the satellites built by SS/L and launched since 1997, four of which are owned and operated by our subsidiaries or affiliates, have experienced minor losses of power from their solar arrays. SS/L is currently investigating the cause of these failures. Although, to date, neither we nor any of the customers using the affected satellites have experienced any degradation in performance, there can be no assurance that one or more of the affected satellites will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite's design, when in the life of the affected satellite the loss occurred and the number and type of use being made of transponders then in service. Until the cause of the failures can be identified or other adequate remedial measures can be taken, launches of satellites under construction and construction of new satellites may be delayed. Delays in the production or launch of satellites could have a material adverse effect on the operation of SS/L's business and the complete or partial loss of satellites could result in a loss of orbital incentive payments and, in the case of satellites owned by our subsidiaries and affiliates, a loss of revenue and customers. This investigation is in its very early stages and not all relevant information is now known. Based upon information currently available, including design redundancies to accommodate small power losses and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, we believe that this matter will not have a material adverse effect on our consolidated financial position or results of operations.

WE DEPEND ON SPACE SYSTEMS/LORAL FOR A LARGE PORTION OF REVENUE AND OPERATING INCOME.

     SS/L generates a significant part of our revenue and operating income. SS/L, in turn, has historically derived a large part of its revenue and operating income from a few customers. For example, for the year ended December 31, 2000, three of SS/L's customers, one of which was Globalstar, accounted for about 13%, 12% and 11%, respectively, of Loral's consolidated revenues. As a result, our revenue and operating results would be hurt if completed or canceled contracts are not promptly replaced with new orders. Some of SS/L's customers are start-up companies, and there can be no assurance that these companies will be able to fulfill their payment obligations under their contracts with SS/L.

     SS/L's accounting for long-term contracts sometimes requires adjustments to profit and loss based on revised estimates during the performance of the contract. These adjustments may have a material effect on our results of operations in the period in which they are made. The estimates giving rise to these risks, which are inherent in long-term, fixed-price contracts, include the forecasting of costs and schedules, contract revenues related to contract performance, including revenues from orbital incentives, and the potential for component obsolescence due to procurements long before assembly.

     SS/L's major contracts fall into two categories: firm fixed-price contracts and cost-plus-award-fee contracts. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract. While cost savings under these fixed-price contracts would result in gains to SS/L, cost increases would result in losses borne solely by SS/L. The majority of SS/L's contracts are fixed-price contracts. Under such contracts, SS/L may receive progress payments, or it may receive partial payments upon the occurrence of certain program milestones. Under a cost-plus-award-fee contract, the contractor recovers its actual allowable costs incurred and receives a fee consisting of a base amount that is fixed at the inception of the contract (the base amount may be zero) and an award amount that is based on the customer's subjective evaluation of the contractor's performance based on criteria stated in the contract.

     Many of SS/L's contracts and subcontracts may be terminated at will by the customer or the prime contractor. In the event of a termination at will, SS/L is normally entitled to recover the purchase price for delivered items, reimbursement for allowable costs for work in process and an allowance for profit or an adjustment for loss, depending on whether completion of performance would have resulted in a profit or loss. Such terminations may occur in the future.

SS/L MAY FORFEIT PAYMENTS FROM CUSTOMERS DUE TO SATELLITE FAILURES OR LOSSES AFTER LAUNCH OR BE LIABLE FOR PENALTY PAYMENTS UNDER CERTAIN CIRCUMSTANCES, AND THESE LOSSES MAY BE UNINSURED.

     Some of SS/L's satellite manufacturing contracts provide that some of the total price is payable as "incentive" payments earned over the life of the satellite. SS/L has in the past generally not insured for such losses and in fact may be prohibited from insuring these incentive payments under certain circumstances. Some of SS/L's contracts call for in-orbit delivery, transferring the launch risk to SS/L. SS/L generally insures against that exposure.

     SS/L records as revenue the present value of incentive payments as the costs associated with these incentive payments are incurred. SS/L generally receives the present value of these incentive payments if there is a launch failure or a failure is caused by customer error. SS/L forfeits these payments, however, if the loss is caused by satellite failure or as a result of its own error.

     In addition, some of SS/L's contracts provide that SS/L may be liable to a customer for penalty payments under certain circumstances, including upon late delivery. These payments are not insured by SS/L.

SS/L IS CURRENTLY IN ARBITRATION PROCEEDINGS WITH PANAMSAT CORPORATION OVER A SATELLITE REFLECTOR DISPUTE.

     In late 1998, following the launch of an SS/L-built satellite sold to PanAmSat, a manufacturing error was discovered that affected the geographical coverage of the Ku-band transponders on the satellite. On January 6, 2000, PanAmSat filed an arbitration proceeding in connection with this error claiming damages of $225 million for lost profits and increased sales and marketing costs. SS/L believes it has meritorious defenses to the claim and that its liability is limited to a loss of a portion of the applicable orbital incentives, the estimated impact of which is included in Loral's consolidated financial statements. PanAmSat has received a recovery from its insurance carrier that should reduce any damage claim. Loral and PanAmSat have reached an agreement in principle, subject to documentation, and in light of reserves provided, this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

WE ARE SUBJECT TO EXPORT CONTROLS, WHICH MAY RESULT IN DELAYS, UNFORESEEN ADDITIONAL COSTS AND UNCERTAINTIES IN CERTAIN MARKETS.

     Like other exporters of space-related products and services, SS/L needs licenses from the U.S. government when it sells a satellite to a foreign customer or launches abroad. Foreign launches have been politically sensitive because of the relationship between launch technology and missile technology. U.S. government policy has limited, and is likely in the future to limit, launches from the former Soviet Union and China. For example, the U.S. government delayed a Globalstar launch from Kazakhstan by several months when it stopped granting case-by-case approval of launches from that location pending an intergovernmental agreement covering technology security matters. Changes in governmental policies, political leadership or legislation in the United States, Russia, Kazakhstan or China could adversely affect our ability to launch from these countries or increase the costs of doing so.

     The launch of ChinaSat-8 has been delayed pending SS/L's obtaining the approvals required for the launch. On December 23, 1998, the Office of Defense Trade Controls, or ODTC, of the U.S. Department of State temporarily suspended a previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. According to ODTC, the purpose of the temporary suspension was to permit that agency to review the agreement for conformity with then newly-enacted legislation (Section 74 of the Arms Export Control Act) with respect to the export of missile equipment and technology. In addition, SS/L was required to re-apply for new export licenses from the State Department to permit the launch of ChinaSat-8 on a Long March launch vehicle, when the old export licenses issued by the Commerce Department, the agency that previously had jurisdiction over satellite licensing, expired in March 2000. On January 4, 2001, the ODTC, while not rejecting these license applications, notified SS/L that they were being returned without action. SS/L and the State Department are now in discussions regarding SS/L's obtaining the approvals required for the launch of ChinaSat-8.

     In December 1999, SS/L reached an agreement with ChinaSat to extend the date for delivery of the ChinaSat-8 satellite to July 31, 2000. In return for this extension and other modifications to the contract, SS/L provided to ChinaSat two 36 MHz and one 54 MHz transponders on Telstar 10/Apstar IIR for ChinaSat's use for the life of those transponders. As a result, SS/L recorded a charge to earnings of $35 million in 1999. If ChinaSat were to terminate its contract with SS/L as a result of these delays, SS/L may have to refund $134 million in advances received from ChinaSat and may incur penalties of up to $11 million and believes it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer, which resale cannot be guaranteed. To the extent that SS/L is able to recover some or all of its $52 million deposit payment on the Chinese launch vehicle, this recovery would offset a portion of such payments. There can be no assurance, however, that SS/L will be able to either obtain a refund from the launch provider or to find a replacement customer for the Chinese launch vehicle.

SS/L IS THE TARGET OF A GRAND JURY INVESTIGATION WHICH MAY ADVERSELY AFFECT SS/L'S ABILITY TO EXPORT ITS PRODUCTS.

     SS/L could be accused of criminal violations of the export control laws arising out of the participation of its employees in a committee formed to review the findings of the Chinese regarding the 1996 crash of a Long March rocket in China. Under the applicable regulations, SS/L could be barred from export privileges without being convicted of any crime if it is merely indicted for these alleged violations, and loss of export privileges would harm SS/L's business. Whether or not SS/L is indicted or convicted, SS/L will remain subject to the State Department's general statutory authority to prohibit exports of satellites and related services if it finds that SS/L has violated the Arms Export Control Act. Further, the State Department can suspend export privileges whenever it determines that grounds for debarment exist and that suspension "is reasonably necessary to protect world peace or the security or foreign policy of the United States." If SS/L were to be indicted and convicted of a criminal violation of the Arms Export Control Act, it:

     - would be subject to a fine of $1 million per violation;

     - could be debarred from certain export privileges; and

     - could be debarred from participation in government contracts.

     Since some of SS/L's satellites are built for foreign customers and/or are launched on foreign rockets, a debarment would seriously harm SS/L's business, which in turn would hurt Loral.

THE WORLD MARKET SHARE OF U.S. SATELLITE MANUFACTURERS HAS DECLINED, FOLLOWING RECENT CHANGES IN U.S. EXPORT CONTROL POLICIES.

     In March 1999, jurisdiction for satellite licensing was transferred from the Commerce Department to the State Department and the State Department has issued regulations relating to the export of and disclosure of technical information related to, satellites and related equipment. It has been SS/L's experience that obtaining licenses and technical assistance agreements under these new regulations takes more time and is considerably more burdensome than in the past. Delays in obtaining the necessary licenses and technical assistance agreements may delay SS/L's performance on existing contracts, and, as a result, SS/L may incur penalties or lose incentive payments under these contracts. In addition, such delays may have an adverse effect on SS/L's ability to compete against unregulated foreign satellite manufacturers for new satellite contracts.

     In the period 1992 through 1999, satellites ordered from the leading U.S. satellite manufacturers, including SS/L, accounted for 79% of all commercial satellite bookings. In 2000, following changes in federal export control regulations, policies and procedures, this percentage dropped to 47%. For bookings by non-U.S. customers in those periods, the corresponding percentages were 21% and 53%, respectfully.

     If these policies do not change, our competitors abroad may continue to gain both workflow and additional capabilities and expertise. In such event, it would become increasingly difficult for the U.S. satellite manufacturing industry to recapture this lost market share.

SS/L COMPETES WITH LARGE MANUFACTURERS THAT HAVE SIGNIFICANT RESOURCES.

     In the manufacture of our satellites, we compete with very large well-capitalized companies, including several of the world's largest, such as The Boeing Company, Lockheed Martin, Alcatel Space Industries and Astrium. These companies have considerable financial resources which they may use to gain advantages in marketing and in technological innovation. SS/L's success depends on its ability to innovate on a cost-effective and timely basis.

WE COMPETE FOR MARKET SHARE AND CUSTOMERS; TECHNOLOGICAL DEVELOPMENTS FROM COMPETITORS OR OTHERS MAY REDUCE DEMAND FOR OUR SERVICES.

     We face heavy competition in fixed satellite services from companies such as PanAmSat Corporation, GE Americom, SES Astra and quasi-governmental organizations such as Intelsat and Eutelsat. Competition in this market may lower prices, which may adversely affect our results.

     Our data business also faces competition from providers of land-based data communications services, such as cable operators, digital subscriber line, or DSL, providers, wireless local loop providers and traditional telephone service providers. We cannot assure you that the Loral CyberStar Group will attract enough customers either to compete effectively or to implement fully its business plan.

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

OUR BUSINESS IS REGULATED, CAUSING UNCERTAINTY AND ADDITIONAL COSTS.

     Our business is regulated by authorities in multiple jurisdictions, including the Federal Communications Commission, the International Telecommunications Union, or ITU, and the European Union. As a result, some of the activities which are important to our strategy are beyond our control. The following are some strategically important activities which are regulated:

     - the expansion of Loral Skynet's operations beyond the domestic U.S.
       market;

     - the international service offered by the Loral CyberStar Group;

     - the manufacture, export and launch of satellites;

     - the expansion of Satmex's Latin American business; and

     - the implementation of Europe*Star's business plan.

     Regulatory authorities in the various jurisdictions in which we operate can modify, withdraw or impose charges or conditions upon the licenses which we need, and so increase our costs. The regulatory process also requires potentially costly negotiations with third parties operating or intending to operate satellites at or near orbital locations where we place our satellites so that the frequencies of those other satellites do not interfere with our own. For example, as part of our coordination effort on Telstar 12, we agreed to provide four 54 MHz transponders on Telstar 12 to Eutelsat for the life of the satellite and have retained risk of loss with respect to those transponders. We also granted Eutelsat the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. Moreover, as part of this international coordination process, we continue to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees W.L. If these discussions are not successful, Telstar 12's useable capacity may be reduced. We cannot guarantee successful frequency coordination for our satellites.

     Failure to successfully coordinate our satellites' frequencies or to resolve other required regulatory approvals could hurt our consolidated financial position and results of operations.

WE FACE RISKS IN CONDUCTING BUSINESS INTERNATIONALLY.

     Some of our business is conducted outside the United States. For the year ended December 31, 2000, approximately 23% of our revenue was generated outside of the United States. We could be harmed financially and operationally by changes in foreign regulations and telecommunications standards, tariffs or taxes and other trade barriers. Although almost all of our contracts with foreign customers require payment in U.S. dollars, customers in developing countries could have difficulty in obtaining the U.S. dollars they owe us, including as a result of exchange controls. Exchange rate fluctuations may adversely affect the ability of our customers to pay us in U.S. dollars. If we ever need to pursue legal remedies against our foreign business partners or customers, we may have to sue abroad, where it could be hard for us to enforce our rights.

WE SHARE CONTROL OF OUR AFFILIATES WITH THIRD PARTIES.

     Third parties have significant ownership, voting and other rights in many of our subsidiaries and affiliates. As a result, we do not always have full control over management of these entities. The rights of these third parties and fiduciary duties under applicable law could result in others acting or omitting to act in ways which are not in our best interest. To the extent that these entities are or become customers of SS/L, these conflicts could become acute. For example:

     - Primary control of Satmex is vested in Mexican nationals, as required by Mexican law, subject to certain supermajority rights which we retain.

     - The Europe*Star joint venture is under control by Alcatel, subject to our supermajority rights.

     - Future joint ventures between Alcatel and us within the Loral Global Alliance will be controlled by the initiating party, subject to supermajority rights in favor of the non-initiating party.

     - Alcatel is an investor in CyberStar LP and has supermajority rights in it.

     - Although we are the managing general partner and largest equity owner of Globalstar, our control is limited by important supermajority rights of Globalstar's limited partners.

WE RELY ON KEY PERSONNEL.

     We need highly qualified personnel. Except for Mr. Bernard L. Schwartz, our Chairman and Chief Executive Officer, none of our officers has an employment contract nor do we maintain "key man" life insurance. The departure of any of our key executives could have an adverse effect on our business.

ITEM 2.  PROPERTIES

     The Company leases approximately 47,000 square feet for its corporate offices in New York. The Company also maintains office space, manufacturing and telemetry, tracking and control facilities primarily in the United States.

  Fixed Satellite Services

     Loral Skynet owns two telemetry, tracking and control stations covering approximately 65,000 square feet on 212 acres in Hawley, Pennsylvania and Three Peaks, California and leases approximately 68,000 square feet of office space in Bedminster, New Jersey and Richmond, California.

  Data Services

     Loral CyberStar owns seven acres of land in Mt. Jackson, Virginia and leases approximately 86,000 square feet for office space worldwide.

     CyberStar LP leases approximately 38,000 square feet of office space worldwide.

  Satellite Manufacturing and Technology

     SS/L's research, production and testing facilities are carried on in SS/L-owned facilities covering approximately 562,000 square feet on 28 acres in Palo Alto, California. In addition, SS/L leases approximately 727,000 square feet of space on 45 acres from various third parties primarily in Palo Alto, California, Menlo Park, California and Mountain View, California.

     Management believes that the facilities are sufficient for its current operations.

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

     SS/L was informed in 1998 that it was a target of a grand jury investigation being conducted by the U.S. Attorney for the District of Columbia as to whether an unlawful transfer of technology occurred in connection with the committee's work. The Company and several of its employees have received subpoenas from that grand jury. SS/L is not in a position to predict the outcome of this investigation. If SS/L were to be indicted and convicted of a criminal violation of the Arms Export Control Act, it would be subject to a fine of $1 million for each violation, and could be debarred from certain export privileges and, possibly, from participation in government contracts. Since many of SS/L's satellites are built for foreign customers and/or launched on foreign rockets, such a debarment would have a material adverse effect on SS/L's business, which would in turn affect the Company. Indictment for such violations would subject SS/L to discretionary debarment from further export licenses. Under the applicable regulations, SS/L could be debarred from export privileges without being convicted of any crime if it is indicted for these alleged violations, and loss of export privileges would harm SS/L's business. Whether or not SS/L is indicted or convicted, SS/L will remain subject to the State Department's general statutory authority to prohibit exports of satellites and related services if it finds a violation of the Arms Export Control Act that puts SS/L's reliability in question, and it can suspend export privileges whenever it determines that grounds for debarment exist and that such suspension "is reasonably necessary to protect world peace or the security or foreign policy of the United States."

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

     On December 23, 1998, the Office of Defense Trade Controls, or ODTC, of the U.S. Department of State temporarily suspended the previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. According to ODTC, the purpose of the temporary suspension was to permit that agency to review the agreement for conformity with then newly-enacted legislation (Section 74 of the Arms Export Control Act) with respect to the export of missile equipment and technology. In addition, SS/L was required to re-apply for new export licenses from the State Department to permit the launch of ChinaSat-8 on a Long March launch vehicle, when the old export licenses issued by the Commerce Department, the agency that previously had jurisdiction over satellite licensing, expired in March 2000. On January 4, 2001, the ODTC, while not rejecting these license applications, notified SS/L that they were being returned without action. SS/L and the State Department are now in discussions regarding SS/L's obtaining the approvals required for the launch of ChinaSat-8.

     In December 1999, SS/L reached an agreement with ChinaSat to extend the date for delivery of the ChinaSat-8 satellite to July 31, 2000. In return for this extension and other modifications to the contract, SS/L provided to ChinaSat two 36 MHz and one 54 MHz transponders on Telstar 10/Apstar IIR for ChinaSat's use for the life of those transponders. As a result, SS/L recorded a charge to earnings of $35 million in 1999. If ChinaSat were to terminate its contract with SS/L as a result of these delays, SS/L may have to refund $134 million in advances received from ChinaSat and may incur penalties of up to $11 million and believes it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer, which resale cannot be guaranteed. To the extent that SS/L is able to recover some or all of its $52 million deposit payment on the Chinese launch vehicle, this recovery would offset a portion of such payments. There can be no assurance, however, that SS/L will be able to either obtain a refund from the launch provider or to find a replacement customer for the Chinese launch vehicle.

     SS/L Matters. In late 1998, following the launch of an SS/L-built satellite sold to PanAmSat, a manufacturing error was discovered that affected the geographical coverage of the Ku-band transponders on the satellite. On January 6, 2000, PanAmSat filed an arbitration proceeding in connection with this error claiming damages of $225 million for lost profits, and increased sales and marketing costs. SS/L believes it has meritorious defenses to the claim and that its liability is limited to a loss of a portion of the applicable orbital incentives, the estimated impact of which is included in Loral's consolidated financial statements. PanAmSat has received a recovery from its insurance carrier that should reduce any damage claim. Loral and PanAmSat have reached an agreement in principle, subject to documentation, and in light of reserves provided, this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

     SS/L has an agreement with Alcatel Space Industries pursuant to which the parties have agreed generally to operate as a team on satellite programs worldwide. In addition, Alcatel Space has certain rights as a strategic partner of SS/L for so long as it continues to hold at least 81.6% of the Loral securities that it acquired in 1997 in exchange for SS/L stock that it previously owned. Alcatel is permitted two representatives on SS/L's seven-member board of directors, and certain actions require the approval of its board representatives. Alcatel also has certain rights to purchase SS/L shares at fair market value in the event of a change of control (as defined) of either Loral or SS/L, including the right to use its Loral holdings as part of the SS/L purchase price. These arrangements are terminable upon one-year's notice by either party, and SS/L gave the contemplated one-year notice to Alcatel on February 22, 2001. Alcatel filed suit on March 16, 2001 in the United States District Court for the Southern District of New York against Loral and SS/L alleging various breaches of the agreements, seeking declaratory and injunctive relief to enforce its rights thereunder and challenging the effectiveness of the termination.

     Globalstar Related Matters. On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against Globalstar Telecommunications Limited ("GTL") in the United States District Court for the Southern District of New York. The other defendants named in the complaint are Loral Space & Communications Ltd. and Bernard Schwartz. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL's business and prospects; and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf this lawsuit has been asserted consists of all buyers of GTL common stock from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related or affiliated therewith (the "Excluded Persons").

     Eleven additional purported class action complaints were filed in the United States District Court for the Southern District of New York by plaintiffs Chaim Kraus, L.A. Murphy, Eddie Maiorino, Damon Davis, Iskander Batyrev, Shelly Garfinkel, Sequoia Land Development, Inc. and Phil Sigel, Michael Ceasar, as Trustee for Howard Gunty Profit Sharing Plan, Colin Barry, James D. Atlas and Lawrence Phillips, on each of March 2, 2001, March 2, 2001, March 6, 2001, March 7, 2001, March 7, 2001, March 9, 2001, March 16, 2001, March 21, 2001, March 21,
2001, March 22, 2001 and March 23, 2001, respectively. These complaints allege claims against GTL, Loral and Mr. Schwartz (and, in the case of the Sequoia/Sigel and Atlas complaints, two additional individual defendants -- Messrs. Michael DeBlasio and Anthony Navarra) that are substantially identical to those set forth in the Eismann action. The class of plaintiffs on whose behalf these lawsuits have been asserted are: with respect to the Kraus, Davis, Maiorino, Batyrev, Ceasar and Phillips actions, buyers of GTL common stock in the period from December 6, 1999 through October 27, 2000; with respect to the Murphy and Barry actions, buyers of GTL securities in the period from December 6, 1999, through October 27, 2000; with respect to the Sequoia/Sigel and Atlas actions, buyers of GTL common stock in the period from December 6, 1999 through July 19, 2000; and with respect to the Garfinkel action, buyers of GTL debt securities in the period from December 6, 1999 through October 27, 2000, in each case, other than the Excluded Persons.

     Loral believes that it has meritorious defenses to the above Globalstar Related Matters and intends to pursue them vigorously.

     CCD Lawsuits. On September 12, 1991, Loral Fairchild Corp. ("Loral Fairchild"), a subsidiary of Loral Corporation, filed suit against a number of companies including Sony Corporation ("Sony"), Matsushita Electronics Corporation ("Matsushita") and NEC Corp. claiming that such companies had infringed Loral Fairchild's patents for a "charged coupled device" ("CCD"), commonly used as an optical sensor in video cameras and fax machines. Although the CCD patents have expired, Loral Fairchild is seeking reasonable royalties through the expiration date from a number of defendants. On February 22, 1996, a jury in the United States District Court for the Eastern District of New York found unanimously that Sony had infringed the CCD patents. The trial judge, however, in an order dated July 12, 1996, reversed the jury verdict. Loral Fairchild appealed and sought certiorari unsuccessfully. Although Loral Fairchild has settled its claim against one of the other defendants for approximately $450,000, its claims against some of the other defendants were precluded by the Sony ruling. Claims against the remaining defendants were also dismissed. That ruling is on appeal to the Federal Circuit. Matsushita has been granted a declaratory judgment that it has a valid and enforceable license under the CCD patents. In addition, a trial on Matsushita's claim against Loral Fairchild for tortious interference was conducted during July 1996, and a verdict was rendered in favor of Loral Fairchild in September 1997.

     Environmental Regulation. Operations at SS/L, Loral Skynet, Loral CyberStar and CyberStar LP are subject to regulation by various federal, state and local agencies concerned with environmental control. The Company believes that these facilities are in substantial compliance with all existing federal, state and local environmental regulations. With regard to certain sites, environmental remediation is being performed by prior owners who retained liability for such remediation arising from occurrences during their period of ownership. To date, these prior owners have been fulfilling such obligations and the size and current financial condition of the prior owners make it probable that they will be able to complete their remediation obligations without cost to the Company.

     The Company is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, the Company does not believe that any of these other existing legal matters will have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

(a) MARKET PRICE AND DIVIDEND INFORMATION

     The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol LOR. The following table presents, the reported high and low sales prices of the Company's common stock as reported on the NYSE:

                                                               HIGH      LOW
                                                               ----      ---
YEAR ENDED DECEMBER 31, 2000
Quarter ended March 31, 2000................................  $25.75    $ 9.88
Quarter ended June 30, 2000.................................   10.50      6.13
Quarter ended September 30, 2000............................    8.50      5.00
Quarter ended December 31, 2000.............................    6.56      2.69
YEAR ENDED DECEMBER 31, 1999
Quarter ended March 31, 1999................................  $22.44    $14.44
Quarter ended June 30, 1999.................................   20.75     14.38
Quarter ended September 30, 1999............................   22.88     16.25
Quarter ended December 31, 1999.............................   24.75     13.50

     The Company does not currently anticipate paying any dividends or distributions on its common stock. As required, Loral is currently paying dividends on its 6% Series C Convertible Redeemable Preferred Stock (the "Series C Preferred Stock") and its 6% Series D Convertible Redeemable Preferred Stock (the "Series D Preferred Stock"). Loral's indenture relating to its 9.5% senior notes also imposes limitations on Loral's ability to pay dividends to its shareholders. The credit facility maintained by the Company's wholly owned subsidiary, Loral SpaceCom Corporation ("Loral SpaceCom"), restricts the ability of Loral SpaceCom to transfer cash or pay dividends to its parent (see Note 8 to Loral's consolidated financial statements). Loral Satellite Inc.'s $500 million credit facility restricts it from making dividend payments to its parent. Loral CyberStar's indentures relating to its senior notes and its senior discount notes also contain restrictions on Loral CyberStar's ability to make dividend payments to its parent.

     In March 2001, Loral announced increases in its exchange offers for shares of the Company's Series C Preferred Stock and Series D Preferred Stock. Under the terms of the voluntary exchange program, each share of Series C Preferred Stock may be now exchanged for 5.5 shares of common stock and each share of Series D Preferred Stock may now be exchanged for 5.7 shares of common stock. As of December 31, 2000, there were 13,497,863 shares of the Series C Preferred Stock outstanding and 8,000,000 shares of the Series D Preferred Stock outstanding. Each offer is extended to all outstanding shares of the related preferred stock, and is conditioned upon a minimum tender of 50% of that issue's outstanding shares, which may be waived at Loral's option. Both offers extend to all outstanding shares of the Series C and D preferred stock, and these offers remain open until 5 p.m., New York City time, April 5, 2001, unless extended again.

     If all holders of the Series C and Series D preferred stock exchange their holdings in connection with the current offer by the April 5, 2001 deadline, Loral would save the requirement to pay approximately $48 million in dividends for the remainder of 2001. Over the next six to seven years Loral would replace the requirement to pay approximately $375 million in dividends and approximately $1.1 billion in mandatory redemption payments due in 2006 and 2007 with approximately 120 million shares of common stock. This issuance of common stock would represent approximately 66 million of additional shares, above the 54 million issuable under the conversion terms of the Series C and Series D preferred stock. There can be no assurance as to the amount of Series C and Series D preferred stock that will tender into the exchange offers. Assuming all holders of the Series C and Series D preferred stock exchange their holdings in connection with the current offer by the April 5, 2001 deadline, at an assumed price of $2.30 per share of common stock, Loral will incur a non-cash dividend charge in the period in which an exchange occurs of approximately $152 million. An exchange will have no impact on Loral's total shareholders' equity.

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     At February 28, 2001, there were 6,320 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following consolidated selected financial data has been derived from, and should be read in conjunction with, the related consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.
                (in thousands, except per share and ratio data)

                                                                                           NINE MONTHS
                                                   YEARS ENDED DECEMBER 31,                   ENDED
                                      --------------------------------------------------   DECEMBER 31,
                                        2000(1)      1999(2)      1998(3)      1997(3)       1996(3)
                                      -----------   ----------   ----------   ----------   ------------
STATEMENT OF OPERATIONS DATA:

Revenues............................  $ 1,224,111   $1,457,720   $1,301,702   $1,312,591    $    5,088
Operating income (loss).............      (86,086)     (62,263)     (33,780)      13,552       (12,201)
Equity in net loss of affiliates,
  net of taxes(4)...................   (1,294,910)    (177,819)    (120,417)     (49,037)       (4,709)
Globalstar related impairment
  charges, net of taxes.............     (112,241)
Net income (loss)...................   (1,469,678)    (201,916)    (138,798)      40,004         8,877
Preferred dividends and
  accretion(5)......................      (67,258)     (44,728)     (46,425)     (26,315)
Net income (loss) applicable to
  common stockholders...............   (1,537,206)    (246,644)    (185,223)      13,689         8,877
Earnings (loss) per share -- basic
  and diluted.......................        (5.20)        (.85)        (.68)         .06           .04
OTHER DATA:
Ratio of earnings to fixed
  charges...........................                                                 1.9x          3.7x
Deficiency of earnings to cover
  fixed charges.....................  $   152,595   $  191,932   $  140,438
CASH FLOW DATA:
Provided by (used in) operating
  activities........................  $   258,056   $   (6,933)  $   86,795   $ (173,609)   $   (3,003)
Used in investing activities........      376,740      679,005      555,613    1,079,411         1,962
Provided by (used in) equity
  transactions......................      352,415      (24,633)     589,187      (18,097)      602,413
Provided by (used in) financing
  transactions......................      (79,551)     403,664      199,856      316,912       583,292
Dividends paid per common share.....

                                                               DECEMBER 31,
                                      ---------------------------------------------------------------
                                        2000(1)      1999(2)      1998(3)      1997(3)      1996(3)
                                      -----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:

Cash and cash equivalents...........  $   394,045   $  239,865   $  546,772   $  226,547   $1,180,752
Total assets........................    4,678,318    5,610,421    5,229,215    3,010,447    1,699,326
Debt, including current portion.....    2,456,844    1,999,322    1,555,775      435,398
Non-current liabilities.............      251,247      252,052      231,384      230,411       26,834
Convertible preferreds(5)...........                                                          583,292
Shareholders' equity................    1,586,388    2,750,664    2,935,721    1,980,520    1,070,069

---------------
(1) The results of operations for 2000 includes $77 million of increased costs relating to manufacturing delays and customer contract issues ($46 million after taxes), Loral's share of Globalstar after-tax impairment charges of $882 million (approximately $1.2 billion on a pre-tax basis), which is included in equity in net loss of affiliates and after-tax impairment charges of $112 million ($125 million pre-tax) relating to Loral's investments in and advances to Globalstar service provider partnerships.

(2) The results of operations for 1999 includes a pre-tax charge of $35 million ($21 million after taxes) relating to an agreement reached with a customer to extend the delivery date of a satellite and other modifications to the contract in return for providing transponders on another Loral satellite for their remaining lives.

(3) On March 20, 1998, Loral acquired all of the outstanding stock of Loral CyberStar in exchange for common stock of Loral. The 1998 financial information includes Loral Cyberstar commencing from April 1, 1998. In 1997, Loral increased its ownership in SS/L to 100%; prior to 1997, SS/L was accounted for under the equity method of accounting. On March 14, 1997, Loral acquired Loral Skynet from AT&T; Loral's financial information includes the results of Loral Skynet from that date.

(4) The Company's principal affiliates are Globalstar, Satmex since November 17, 1997 and Europe*Star since December 1998. Loral also has investments in SkyBridge and other ventures, which are accounted for under the equity method. Loral sold its interest in K&F Industries, Inc. in 1997.

(5) Convertible preferred equivalent obligations were exchanged for 6% Series C Preferred Stock and were reclassified to shareholders' equity in 1997 upon approval by the Company's shareholders.

                                GLOBALSTAR, L.P.
              (in thousands, except per partnership interest data)

                                                                             YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------------------
                                                               2000(1)     1999(2)    1998(2)      1997       1996
                                                              ----------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Net revenue.................................................  $    3,650   $     --   $     --   $     --   $     --
Operating loss..............................................   3,472,998    186,505    146,684     88,071     61,025
Net loss applicable to ordinary partnership interests.......   3,816,401    232,584    151,740     88,788     71,969
Net loss per weighted average ordinary partnership interest
  outstanding -- basic and diluted..........................       61.23       3.99       2.69       1.74       1.53
Cash distributions per ordinary partnership interest........
OTHER DATA:
Deficiency of earnings to cover fixed charges...............   3,824,533    466,369    330,475    184,683     81,869
CASH FLOW DATA:
Used in operating activities................................     455,741     56,576     24,958     68,615     51,756
Used in investing activities................................      95,156    721,733    682,884    622,004    379,130
Provided by partners' capital transactions..................     331,275    463,329     14,825    132,990    284,714
Provided by other financing activities......................     266,348    386,432    287,552    998,137     95,750

                                                                                      December 31,
                                                              ------------------------------------------------------------
                                                               2000(1)        1999         1998         1997        1996
                                                              ----------   ----------   ----------   ----------   --------
BALANCE SHEET DATA:
Cash and cash equivalents(3)................................  $  196,849   $  173,921   $   56,739   $  464,154   $ 21,180
Total current assets........................................     257,453      292,902      236,288      493,780     21,786
Total assets................................................     702,276    3,781,459    2,670,025    2,149,053    942,913
Current liabilities.........................................   2,599,121      671,302      401,190      143,810     75,267
Long-term debt, including vendor financing..................     448,051    2,055,422    1,640,165    1,297,254    226,694
Other long-term liabilities.................................      50,318       26,406       26,289       24,072     23,729
Redeemable preferred partnership interests..................                  358,968                   303,089    302,037
Partners' capital (deficiency)..............................  (2,395,214)   1,028,329      602,401      380,828    315,186

---------------

(1) The results of operations for 2000 includes a $2.9 billion charge for the impairment of the Globalstar system.

(2) The results of operations for 1999 and 1998 include launch related costs of $30 million and $17 million, respectively.

(3) Includes restricted cash of $22 million and $46 million for 2000 and 1999, respectively, received from service providers for the purchase of gateways.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Results of Operations and Financial Condition of Loral Space & Communications, Ltd. and its subsidiaries ("Loral" or the "Company") are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, the Company or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of the Company. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involves risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond the Company's control. Some of these factors and conditions include: (i) the Company and its subsidiaries and affiliates have significant debt and guarantee obligations;
(ii) due to poor subscriber take-up-rates, Globalstar, L.P. ("Globalstar") is unable to pay its debt obligations as they become due, and will require additional financing to continue its operations; (iii) the Company may be required to take further charges relating to its investment in connection with Globalstar related activities; (iv) If the Company's business plan does not succeed, our operations might not generate enough cash to pay our obligations;
(v) launch failures may delay operations; (vi) some of the satellites the Company currently has in orbit have experienced operational problems; (vii) Space Systems/Loral, Inc. ("SS/L")is currently in arbitration proceedings with PanAmSat; (viii) SS/L is subject to export control restrictions and is the target of a grand jury investigation that may adversely affect its ability to export; (ix) severe competition in the Company's industries; and (x) governmental or regulatory changes. For a detailed discussion of these factors and conditions, please refer to the periodic reports filed with the SEC by Loral, Loral CyberStar, Inc. ("Loral CyberStar") and Satelites de Mexico, S.A. de C.V. ("Satmex"). In addition, we caution you that the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control. The Company undertakes no obligation to update any forward-looking statements.

     Loral is one of the world's leading satellite communications companies, with substantial activities in satellite manufacturing and satellite-based communications services. Loral has assembled the building blocks necessary to provide a seamless, global networking capability for the information age. Loral is organized into three distinct operating businesses:

          Fixed Satellite Services ("FSS"). Through the Loral Global Alliance, which currently consists of Loral Skynet, Loral CyberStar, Loral Skynet do Brasil Ltda. ("Skynet do Brasil"), its 49% owned affiliate Satmex, and its 47% owned affiliate Europe*Star Limited ("Europe*Star"), Loral has become one of the world's leading providers of satellite services using geostationary communications satellites. The Company leases transponder capacity on its satellites to its customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television ("DTH"). The Loral Global Alliance currently has ten high-powered geosynchronous satellites in orbit: the seven satellite Telstar fleet, two Satmex satellites and one Europe*Star satellite, with footprints covering almost all of the world's population;

          Satellite Manufacturing and Technology. Designing and manufacturing satellites and space systems and developing satellite technology for a broad variety of customers and applications through Space Systems/Loral, Inc. ("SS/L"); and

          Data Services: Providing managed communications networks and Internet and intranet services through Loral CyberStar and delivering high-speed broadband data communications and business television and infomedia services through CyberStar, L.P. ("CyberStar LP").

          In addition, a subsidiary of Loral acts as the managing general partner of Globalstar, which owns and operates a global telecommunications network designed to serve virtually every populated area of the world by means of a 52-satellite constellation, including four in-orbit spares, a satellite operations control center and a ground operations control center (the "Globalstar System"). The Globalstar System commenced operations in the first quarter of 2000 and as of February 15, 2001, the Globalstar System provided coverage to over 109 countries, of which more than half were in full service, served by 25 gateways. Loral, through its interests in various joint ventures, continues to participate and to fund its share of the operations of Globalstar service providers in Brazil, Canada, Mexico and Russia. These Globalstar service providers have constructed and operate gateways, are licensed to provide services and, through their sales and marketing organizations, are actively selling Globalstar service, in their respective territories. Loral owned 39%, 41% and 43% of Globalstar as of December 31, 2000, 1999 and 1998, respectively (see Acquisitions and Investments in Affiliates).

CONSOLIDATED OPERATING RESULTS

     In January 2001, Globalstar suspended indefinitely principal and interest payments on its debt and dividend payments on its redeemable preferred partnership interests in order to conserve cash for operations. Globalstar is currently in default under its $500 million credit facility due to Loral, its vendor financing facility with QUALCOMM, and its 11 3/8% senior notes due February 15, 2004. Globalstar expects that events of default will occur with regard to Globalstar's other three senior note indentures when interest payments become due in May and June of 2001. The aforementioned debt that is currently in default is now subject to immediate acceleration by its holders. Globalstar has retained The Blackstone Group as its financial adviser to assist in evaluating its business plan and develop initiatives, including restructuring its debt, identifying funding opportunities and pursuing other strategic alternatives. As a result of Globalstar's actions, in the fourth quarter of 2000 Loral recorded after-tax charges of approximately $882 million representing Loral's after-tax share of Globalstar's impairment charges (approximately $1.2 billion on a pre-tax basis) and after-tax impairment charges of $112 million ($125 million pre-tax) resulting from the write-down of investments in and advances to Globalstar service provider partnerships to their estimated fair values as of December 31, 2000. These after-tax charges, aggregating approximately $994 million, had an effect on Loral's basic and diluted loss per share of $3.36.

     In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a measure of a segment's profit or loss. The following discussion of revenues and EBITDA reflects the results of Loral's operating businesses for 2000, 1999 and 1998. Revenues and EBITDA relating to Globalstar have been omitted from the tables below. See Note 16 to Loral's consolidated financial statements for additional information on segment results. The remainder of the discussion relates to the consolidated results of Loral, unless otherwise noted.

Revenues:

                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
Fixed satellite services(1)............................  $  461.0   $  341.8   $  254.2
Satellite manufacturing and technology(2)..............   1,002.3    1,433.3    1,390.2
Data services(3).......................................     129.8       84.6       39.8
                                                         --------   --------   --------
Segment revenues.......................................   1,593.1    1,859.7    1,684.2
Affiliate eliminations(4)..............................    (136.4)    (135.5)    (104.8)
Intercompany eliminations(5)...........................    (232.6)    (266.5)    (277.7)
                                                         --------   --------   --------
Revenues as reported...................................  $1,224.1   $1,457.7   $1,301.7
                                                         ========   ========   ========

EBITDA(6):

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Fixed satellite services(1).................................   $281.8     $193.1     $171.2
Satellite manufacturing and technology(2)(7)................     35.5      102.3      117.9
Data services(3)............................................    (29.9)     (35.6)     (46.6)
Corporate expenses(8).......................................    (44.4)     (39.3)     (42.8)
                                                               ------     ------     ------
Segment EBITDA before Broadband Investment and
  eliminations(7)(9)........................................    243.0      220.5      199.7
Broadband Investment(9).....................................    (21.7)
                                                               ------     ------     ------
Segment EBITDA before eliminations..........................    221.3      220.5      199.7
Affiliate eliminations(4)...................................    (78.9)     (77.5)     (74.8)
Intercompany eliminations(5)................................    (12.2)     (30.4)     (23.7)
                                                               ------     ------     ------
EBITDA as reported..........................................   $130.2     $112.6     $101.2
                                                               ======     ======     ======

---------------
 (1) Fixed satellite services includes 100% of the following companies since their respective dates of acquisition: Loral CyberStar's transponder leasing business acquired on March 20, 1998 and Europe*Star, since December 1998. For the year ended December 31, 1999, Satmex's results include $25.5 million in revenues and $11.2 million of EBITDA from the sale of transponders to Loral Skynet.

 (2) Satellite manufacturing and technology consists of 100% of SS/L's results.

 (3) Data services consists of 100% of CyberStar LP (in which Loral owns an 82% equity interest) and 100% of Loral CyberStar's data services business since its acquisition on March 20, 1998.

 (4) Represents amounts related to unconsolidated affiliates (Satmex and Europe*Star). These amounts are eliminated in order to arrive at Loral's consolidated results. Loral's proportionate share of these affiliates is included in equity in net loss from affiliates in Loral's consolidated statements of operations.

 (5) Represents the elimination of intercompany sales and EBITDA primarily for satellites under construction by SS/L for wholly owned subsidiaries, as well as eliminating sales for the lease of transponder capacity by Data Services and for Satellite Manufacturing and Technology from Fixed Satellite Services.

 (6) EBITDA (which is equivalent to operating loss before depreciation and amortization, including amortization of unearned compensation) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral's operating results. EBITDA is not an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

 (7) Segment EBITDA before Broadband Investment and eliminations includes charges for Satellite Manufacturing and Technology of $77 million in 2000 relating to increased costs for manufacturing delays and customer contract issues and $44 million in 1999 relating to an agreement with ChinaSat to extend the delivery date of a satellite and other modifications to the contract in return for providing transponders on another Loral satellite for their remaining lives.

 (8) Represents corporate expenses incurred in support of the Company's operations.

 (9) Includes investment in streaming media and broadband services.

2000 COMPARED WITH 1999

     Segment revenues for Loral's operating businesses were $1.6 billion for 2000 versus $1.9 billion in 1999, before intercompany and affiliate eliminations of $369 million in 2000 and $402 million in 1999. The decrease in revenues was due primarily to lower revenues in satellite manufacturing and technology due to the timing of bookings, offset in part by strong growth in FSS as a result of the faster than expected loading of new satellites placed in service: Telstar 6, Telstar 7, Telstar 10/Apstar IIR and Telstar 12 and from growth in data services in 2000. The decrease in intercompany eliminations in 2000, primarily reflects lower sales by satellite manufacturing and technology to FSS.

     EBITDA as reported increased to $130 million in 2000 from $113 million in 1999. This increase arose primarily from strong revenue growth from fixed satellite services due to the faster than expected loading of satellites added to our FSS fleet and lower pension cost in 2000 primarily as a result of better than expected asset returns in 1999, offset by lower satellite manufacturing and technology EBITDA, which was due to lower revenues and increased costs relating to manufacturing delays and customer contract issues. In 2000 the Company invested $22 million in Broadband activities. In addition, in 2000 the Company had lower intercompany eliminations.

     Depreciation and amortization rose to $216 million in 2000 from $175 million in 1999. Loral's increase primarily resulted from the initiation of depreciation on satellites placed in service in 1999.

     Interest and investment income increased to $129 million in 2000 from $89 million in 1999, principally due to the non-cash interest income related to warrants received in connection with the guarantees provided by Loral's subsidiaries of Globalstar's $500 million credit facility and interest income related to the Company's purchase of Globalstar loans in 2000.

     Interest expense increased to $171 million in 2000, net of capitalized interest of $17 million, from $89 million in 1999, net of capitalized interest of $84 million. The increase was primarily due to capitalized interest decreasing in 2000 as a result of the commencement of service of Globalstar in 2000 and of Telstar 6, Telstar 7 and Telstar 12 in 1999 and interest expense incurred in 2000 in connection with the Company's $500 million credit facility.

     The Company realized $71 million of gains in 2000, primarily from the sale of substantially all of its investments in available-for-sale securities.

     For 2000, the Company's tax provision was $9 million as compared to a tax provision of $1 million in 1999 after excluding the non-recurring tax benefit of $34 million related to the reversal of a valuation allowance resulting from a tax law change affecting the future utilization of Loral CyberStar's pre-acquisition loss carryforwards. The increase in the 2000 tax provision was primarily due to additional income subject to federal tax and state and local income tax expense during 2000.

     The minority interest benefit primarily reflects the reduction of CyberStar LP's loss attributed to CyberStar LP's other investor who owned 17.6% as of December 31, 2000.

     The equity in net loss of affiliates was $1.29 billion in 2000 compared to $178 million in 1999. Loral's share of equity in net loss of affiliates related to Globalstar activities, net of the related tax benefit of $299 million in 2000 and $3 million in 1999, was $1.29 billion in 2000 compared to $110 million in 1999. This increase was primarily due to Globalstar recording impairment charges of approximately $2.9 billion, Globalstar moving from the development stage into revenue operations, which initiated depreciation of the Globalstar System, the expensing of interest and increased operations and marketing, general and administrative costs (see Globalstar Results). Loral's share of Satmex's net income was $19 million in 2000 versus Loral's share of Satmex's losses of $33 million in 1999, after eliminating the profit on the sale of three transponders to Loral Skynet. Satmex had net income in 2000 of $55 million, which primarily resulted from a $67 million after-tax gain it recorded on the net insurance recovery on the loss of a satellite. Also included in net loss from affiliates is Loral's share of losses from other affiliates (see Note 7 to Loral's consolidated financial statements).

     In the fourth quarter of 2000, the Company recorded after-tax impairment charges of $112 million related to its investments in and advances to Globalstar service provider partnerships (see Acquisitions and Investments).

     Preferred distributions were $68 million in 2000 as compared to $45 million for 1999. The increase was primarily due to the issuance of Loral's 6% Series D convertible redeemable preferred stock (the "Series D Preferred Stock") in February 2000 and the 332,777 shares of common stock issued as dividend prepayments in connection with the conversion of 1.4 million shares of Loral's 6% Series C convertible redeemable preferred stock (the "Series C Preferred Stock") into common stock during the first quarter of 2000 (see "Liquidity and Capital Resources").

     As a result of the above, the net loss applicable to common stockholders for 2000 was $1.54 billion or $5.20 per basic and diluted share, compared to the net loss of $247 million or $0.85 per basic and diluted share for 1999. Basic and diluted weighted average shares were 296 million for 2000 and 290 million for 1999. The increase in shares primarily relates to the conversion of 1.4 million shares of Series C Preferred Stock into 3.5 million shares of Loral common stock and shares issued to the Company's employee savings plan.

1999 COMPARED WITH 1998

     Segment revenues for Loral were $1.9 billion for 1999 versus $1.7 billion in 1998, before intercompany and affiliate eliminations of $402 million in 1999 and $383 million in 1998. The increase in revenues was due primarily to growth in fixed satellite services as a result of the service start-up of Satmex 5 in January 1999, Loral Skynet's Telstar 6 satellite in March 1999 and the acquisition of Telstar 10/Apstar IIR in September 1999, increased growth in data services, partially due to the acquisition of Global Access Services in July 1999, and increases in satellite manufacturing and technology. Also contributing to increased revenues was the inclusion of Loral CyberStar's leasing and data businesses for the full year in 1999 versus nine months in 1998 and other increased revenues at Satmex, primarily from the sale of three transponders to Loral Skynet. The increase in affiliate eliminations in 1999 reflects higher revenues for Satmex.

     EBITDA as reported increased to $113 million in 1999 from $101 million in 1998. This increase arose primarily from growth in fixed satellite services due to the initiation of service on satellites added to our FSS fleet in 1999 and increased margins in data services, offset by lower satellite manufacturing and technology EBITDA primarily resulting from a $44 million charge relating to an agreement reached with a customer to extend the delivery date of a satellite and other modifications to the contract in return for satellite capacity on another Company-owned satellite. The net charge to Loral was $35 million, after considering the cost of the owned transponders and, as a result, intercompany eliminations were reduced by $9 million.

     Depreciation and amortization rose to $175 million in 1999 from $135 million in 1998. Loral's increase primarily results from the initiation of depreciation on satellites placed in service in 1999 and the inclusion of Loral CyberStar's depreciation and the amortization of cost in excess of Loral CyberStar's net assets acquired for the full year in 1999.

     Interest and investment income increased to $89 million in 1999 from $54 million in 1998, principally due to the non-cash interest income related to warrants received in connection with the guarantees provided by Loral's subsidiaries of Globalstar's $500 million credit facility and the dividend income from Loral's investment in GTL preferred stock in January 1999.

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

     In 1998, the Company realized a $35 million gain on the sale of Globalstar Telecommunications Limited ("GTL") common stock, which was mostly offset by the write-off of non-strategic investments in Asia Broadcasting and Communications Network, Ltd. and Continental Satellite Corporation of $30 million, which were determined to have no future value to Loral. These items resulted in a net gain on investments of $5 million in 1998.

     For 1999, the income tax benefit of $33 million included a non-recurring tax benefit of $34 million relating to the reversal of a valuation allowance resulting from a tax law change affecting the future utilization of Loral CyberStar's pre-acquisition loss carryforwards. Excluding this non-recurring benefit, the Company recorded an income tax provision of $1 million on a loss before income taxes of $62 million. For 1998, the Company recorded an income tax benefit of $4 million on a loss of $26 million before income taxes. The increase in the 1999 provision was primarily due to additional income subject to federal tax and state and local income tax expense during 1999.

     The minority interest benefit primarily reflects the reduction of CyberStar LP's loss attributed to CyberStar LP's other investor, who owned 17.6% as of December 31, 1999.

     The equity in net loss of affiliates was $178 million in 1999 compared to $120 million in 1998. Loral's share of equity in net loss of affiliates related to Globalstar activities, net of the related tax benefits of $3 million in 1999 and $2 million in 1998, was $110 million in 1999 compared to $75 million in 1998. This increase is primarily due to Globalstar's increased development costs and marketing, general and administrative costs in 1999 and launch related costs of $30 million in 1999 related to excess launch capacity. As a result of its successful launch campaign during 1999, Globalstar does not anticipate using all the excess launch vehicle capacity it had contracted for and, accordingly, recorded a charge of $30 million. In 1998, Globalstar incurred a $17 million charge related to the loss of satellites on launch failure. Loral's share of Satmex's loss was $33 million for 1999, after eliminating the profit on its sale of three transponders to Loral Skynet, and $16 million for 1998. Also included as equity in net loss of affiliates is Loral's share of other affiliates (see Note 7 to Loral's consolidated financial statements).

     Preferred distributions of $45 million for 1999 and $46 million for 1998 relate to the Series C Preferred Stock.

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

RESULTS BY REPORTABLE SEGMENT

  Fixed Satellite Services

     FSS revenue (including 100% of Satmex) increased to $461 million in 2000, from $342 million and $254 million in 1999 and 1998, respectively. FSS revenues increased in 2000 when compared to 1999, due to the faster than expected loading of new satellites placed in service: Telstar 6, Telstar 7, Telstar 10/Apstar IIR and Telstar 12. EBITDA (including 100% of Satmex and Europe*Star) increased to $282 million in 2000, from $193 million and $171 million in 1999 and 1998, respectively. During 1999, the Global Alliance fleet increased to 10 operational satellites in-orbit, from five at the end of 1998. EBITDA margins increased to 61% in 2000 from 56% in 1999, as a result of utilization growth on the satellite fleet, without a proportionate growth in costs. Funded backlog for the fixed satellite services segment totaled $2.4 billion at the end of 2000, an increase of over 60% from the backlog at year-end 1999, of $1.5 billion, including intercompany backlog of $65 million and $3 million in 2000 and 1999, respectively, and affiliate backlog of $546 million in 2000 for Satmex and Europe*Star and $364 million in 1999 for Satmex. The average contract length of funded backlog has grown from approximately 4.5 years at December 31, 1999, to approximately 5.0 years at December 31, 2000. Approximately $440 million of the 2000 funded backlog is expected to be realized in 2001, including approximately $20 million of intercompany backlog and approximately $120 million of affiliate backlog for Satmex and Europe*Star. Capital expenditures in 2000 were approximately $489 million, which included approximately $112 million for Satmex and Europe*Star. Capital expenditures for 2001 are expected to be significant due to the expansion of the satellite fleet.

  Satellite Manufacturing and Technology

     Revenues at SS/L, the Company's satellite manufacturing and technology subsidiary, before intercompany eliminations, were approximately $1.0 billion in 2000 and $1.4 billion in 1999 and 1998, respectively. Revenues decreased in 2000 primarily from the timing of bookings. EBITDA before intercompany eliminations in 2000 was $36 million versus $102 million in 1999 and $118 million in 1998. The EBITDA decline in 2000 was primarily due to the $77 million of increased costs relating to manufacturing delays and customer contract issues, and lower revenues. EBITDA in 1999 included a $44 million charge relating to an agreement reached with a customer to extend the delivery date of a satellite and other modifications to the contract in return for satellite capacity on another Company-owned satellite. Funded backlog for SS/L as of December 31, 2000 and 1999 was $1.7 billion and $1.3 billion, respectively, including intercompany backlog of $477 million in 2000 and $256 million in 1999. Approximately $800 million of the 2000 funded backlog is expected to be realized in 2001, including approximately $250 million of intercompany backlog. Revenues recorded under contracts with Globalstar for 2000, 1999 and 1998 were $134 million, $360 million and $599 million, respectively. Capital expenditures in 2000 were approximately $22 million and are expected to increase in 2001.

  Data Services

     Revenues for the data services segment increased to $130 million in 2000, from $85 million and $40 million in 1999 and 1998, respectively, primarily from increased global demand for access to the Internet backbone, by steadily growing corporate adoption of VSAT networks and from the acquisition of Global Access Services ("Global Access") in July 1999. EBITDA in 2000 was a loss of $30 million (including $6 million in charges associated with integration of Global Access and rationalization of the data infrastructure), compared to a loss of $36 million in 1999 (including $11 million of asset disposals resulting from changes in technology supporting its business strategy) and a loss of $47 million in 1998. As of December 31, 2000 and 1999, funded backlog for the segment was $191 million and $236 million, respectively, which was all from external sources. This decline resulted from a debooking of $68 million of business in the fourth quarter of 2000, the bulk of which was attributable to a single Internet customer. Approximately $60 million of 2000 external funded backlog is expected to be realized in 2001. Capital expenditures in 2000 were approximately $23 million and are expected to decrease in 2001.

  Globalstar Results

     Globalstar commenced commercial operations in the first quarter of 2000, and as of February 15, 2001, was providing service through 25 gateways, covering 109 countries, including all of North and South America (excluding northwestern Alaska and portions of Canada above 70 degrees north latitude), Europe and Russia. As of December 31, 2000, Globalstar had approximately 31,000 commercial subscribers on its system. For the year ended December 31, 2000, Globalstar recorded net revenues of $3.65 million and provided 6,604,000 minutes of billable telecommunication services. Globalstar's revenues during 2000 were well below Globalstar management's initial expectations and have not provided sufficient cash flows to fund Globalstar's operations or service its debt obligations. Globalstar's revenue performance during the fourth quarter of 2000 caused Globalstar management, in conjunction with its service provider partners, to perform a reassessment of its business plan and long term revenue projections.

     In the fourth quarter of 2000, Globalstar recorded a $2.9 billion impairment charge related to the $3.2 billion carrying value of the Globalstar System, including spare satellites, launch deposits, unsold production gateways, user terminals and related assets. This charge resulted from the revision of estimates of gross cash flows through 2009, the estimated end of useful life of the Globalstar System, and the determination that these assets are impaired. The fair value, for purposes of measuring Globalstar's impairment at December 31, 2000, was determined by discounting these cash flows. Gross cash flows were based on revenue projections offset by estimated expenditures for operations and capital expenditures. Revenue projections were based on Globalstar's current market outlook, which is significantly influenced by service provider projections. Including the $2.9 billion impairment charge, Globalstar's net loss applicable to ordinary partnership interests in 2000 was $3.8 billion.

ACQUISITIONS AND INVESTMENTS

     The Company commenced operations in 1996 with equity holdings in affiliates, including SS/L and Globalstar. From 1997 through 2000, Loral accelerated its transformation from a company with extensive equity investments, to a major satellite manufacturer and provider of satellite services by making a number of acquisitions and investments that significantly affected its results of operations and financial condition, including the following transactions during the three years ended December 31, 2000:

  Fixed Satellite Services

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

     Europe*Star

     In December 1998, Loral finalized its strategic partnership with a subsidiary of Alcatel to jointly build and operate Europe*Star, a geostationary satellite system designed to provide broadcast and telecommunications services to Europe, the Middle East, Southeast Asia, India, and South Africa. Europe*Star is a member of the Loral Global Alliance, which is led by Loral Skynet. Through December 31, 2000, Loral has invested $72 million in Europe*Star. As of December 31, 2000, Loral owned 47% of Europe*Star. Pursuant to the terms of the shareholders agreement, Loral has permitted Alcatel to fund additional expenditures to develop Europe*Star's business and infrastructure through approximately $175 million in loans to the venture. Loral has the right to elect either to match the amount of such loans or permit Alcatel to elect to convert some or all its loans into equity, which could dilute Loral's equity in the venture to as little as approximately 22%.

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

  Globalstar and GTL

     As of December 31, 2000, Loral's direct and indirect investment in connection with Globalstar related activities included about 39% of Globalstar's common equity and about 27% of its debt, an investment in GTL preferred stock and investments in and advances to Globalstar service provider partnerships. During 2000, Loral recorded after-tax charges of approximately $1.4 billion related to its investment in and advances in connection with Globalstar related activities, consisting of Loral's share of after-tax operating losses of $1.29 billion (including approximately $882 million representing Loral's after-tax share of Globalstar's impairment charges) and after-tax impairment charges of $112 million resulting from the write-off of investments in and advances to Globalstar service provider partnerships to their estimated fair values as of December 31, 2000. After these charges, Loral's remaining investment in Globalstar related activities was $62 million as of December 31, 2000. In addition, Loral intends to continue to fund its share of the operations of those Globalstar service provider ventures in which it participates as an equity owner. If Globalstar is unable to effectuate a successful restructuring, Loral's remaining investment in Globalstar and any additional investment in Globalstar service providers would be impaired.

     Globalstar is currently developing a new business plan that will offer a basis for a restructuring proposal that it will provide to its creditors. If it is unable to effectuate an out-of-court restructuring, Globalstar may file for bankruptcy protection. Moreover, its creditors may seek to initiate involuntary bankruptcy proceedings against Globalstar. Loral's equity interests in Globalstar may be eliminated entirely in any such bankruptcy proceeding, as it might in an out-of-court restructuring. The Globalstar debt obligations Loral holds are senior unsecured obligations that rank equally in right of payments with all other Globalstar debt obligations (see Commitments and Contingencies).

     Loral made the following investments in Globalstar and GTL during 2000:

     - In June 2000, Loral purchased $68 million of Globalstar notes due June 2003 in connection with the Company's guarantee of Globalstar's $250 million credit facility.

     - In September 2000, Loral purchased 1,120,187 shares of GTL common stock for $12 million.

     - In November 2000, Loral purchased the creditors' interests in Globalstar's $500 million credit facility, which it had guaranteed.

TAXATION

     Loral, as a Bermuda company, may be subject to U.S. federal, state and local income taxation at regular corporate rates on any income that is effectively connected with the conduct of a U.S. trade or business. When such income is deemed removed from the U.S. business, it is subject to an additional 30% "branch profits" tax. Loral expects that a significant portion of its worldwide income will be from non-U.S. sources and will not be effectively connected with a U.S. trade or business. In January 2001, the United States Treasury Department issued proposed regulations for the sourcing of space and communications income. Depending upon how these regulations are finalized, a substantial portion of Loral's income may be recharacterized as derived from U.S. sources and as effectively connected with a U.S. trade or business so as to subject that income to regular U.S. Federal income tax and a 30% branch profits tax. The Company cannot predict the outcome of that regulatory project.

     Any portion of the Company's income from sources outside the United States may be subject to taxation by foreign countries and the extent to which these countries may require the Company to pay tax or to make payments in lieu of tax cannot be determined in advance. However, based upon the Company's review of current tax laws, including applicable international tax treaties of certain countries that the Company believes to be among our key potential markets, the Company expects that a significant portion of the Company's worldwide income will not be subject to tax by Bermuda or by the other foreign countries from which the Company derives income.

     The Company's U.S. subsidiaries are subject to U.S. taxes on their worldwide income. In addition, a 30% U.S. withholding tax will be imposed on dividends and interest paid by such subsidiaries to Loral Space & Communications Ltd.

     At December 31, 2000, the Company had net operating loss carryforwards of $690 million which are available to reduce the Company's tax liability in the future but expire at varying dates from 2003 through 2020. $207 million of these loss carryforwards were generated by Loral Space & Communications Ltd. Any realization from this portion of the loss carry forwards is dependent upon Loral generating future taxable income that is effectively connected with the conduct of a U.S. trade or business (see Note 9 to Loral's consolidated financial statements).

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

  Debt

     $500 Million Credit Agreement

     In November 2000, Loral Satellite, Inc. ("Loral Satellite"), a subsidiary of Loral, entered into a $500 million secured credit agreement with Bank of America, National Association and the other lenders party thereto (the "$500 Million Credit Agreement"). The $500 Million Credit Agreement provides for a $200 million three-year revolving credit facility (the "Revolver") and a $300 million term loan (the "Term Loan"). The Term Loan is subject to an amortization payment schedule as follows: 1% of the principal amount on each of January 15, 2001 and June 30, 2001; 15% of the principal amount on June 30, 2002; 25% of the principal amount on March 31, 2003; and 58% of the principal amount on August 15, 2003. All amounts outstanding under the Revolver are due and payable on August 15, 2003. Borrowings under the $500 Million Credit Agreement bear interest, at Loral Satellite's option, at various rates based on margins over the lead bank's base rate or the London Interbank Offer Rate for periods of one to six months. Loral Satellite pays a commitment fee on the unused portion of the Revolver.

     The $500 Million Credit Agreement is secured by certain assets of Loral Satellite, including the Telstar 6 and Telstar 7 satellites and the loans due to Loral under Globalstar's $500 million credit facility (see below), and the stock of Loral Satellite. Based on third party valuations, management believes that the fair value of

Telstar 6 and Telstar 7 is in excess of $500 million. As of December 31, 2000, the net book value of Telstar 6 and Telstar 7 was approximately $350 million. Loral has also agreed to guarantee Loral Satellite's obligations under the $500 Million Credit Agreement, which guarantee agreement contains a minimum net worth covenant.

     The $500 Million Credit Agreement contains customary financial covenants, including maintenance of a minimum collateral coverage ratio, minimum net worth and EBITDA. The $500 Million Credit Agreement also contains customary limitations, including those on indebtedness, fundamental changes, asset sales, dividends, (except that Loral Satellite may pay dividends to its parent provided that after such dividends, Loral Satellite holds an intercompany note due from its parent or Loral for at least $100 million), investments, capital expenditures, creating liens (other than those created pursuant to the $500 Million Credit Agreement), prepayments or amendments of indebtedness, and transactions with affiliates.

     Proceeds from the $500 million of loans incurred under the $500 Million Credit Agreement were used by Loral Satellite to purchase all of the creditors' interests in the loans outstanding under Globalstar's $500 million credit agreement (see Globalstar/GTL section of Liquidity and Capital Resources ). The guarantee of Globalstar's $500 million credit agreement that had been provided by Loral Satellite and Loral SatCom Ltd., a subsidiary of Loral, was terminated and released in connection with this transaction.

     Loral SpaceCom Credit Agreement

     The Amended and Restated Credit Agreement, dated as of November 14, 1997, as amended, among Loral SpaceCom Corporation ("Loral SpaceCom"), SS/L and the banks party thereto (the "Credit Agreement"), provides for a $275 million term loan facility, a $500 million revolving credit facility, of which up to $175 million can be used for letters of credit and a separate $75 million letter of credit facility. The facility matures in November 2002. The Credit Agreement is secured by the stock of Loral SpaceCom Corporation and SS/L, and contains customary covenants, including an interest coverage ratio and debt to capitalization ratios, as defined. As of December 31, 2000, the net book value of the assets that secure the Credit Agreement was approximately $1 billion. In addition, the Credit Agreement contains customary limitations, including those on indebtedness, liens, guarantee obligations, asset sales, dividends, investments and transactions with affiliates. The Company's note purchase facility matured in August 2000 and the outstanding balance of $139 million was rolled into the Revolving Credit Facility, which did not reduce the availability under this credit facility. As of December 31, 2000, there was $65 million of borrowing availability under this credit facility.

     Other Debt Agreements

     In January 1999, Loral completed a private offering of senior notes, raising approximately $350 million from selling 9.5% senior notes due 2006, of which a portion was used to invest in $150 million face amount of GTL's $350 million offering of GTL Series A Preferred Stock, thereby maintaining Loral's prior proportionate ownership position in Globalstar. The related indenture contains customary covenants, including those on indebtedness and dividends.

     The Company had outstanding letters of credit of approximately $18 million and $118 million as of December 31, 2000 and 1999, respectively. The Company also had $20 million and $13 million Canadian Dollar letters of credit outstanding as of December 31, 2000 and 1999, respectively.

     Loral CyberStar's outstanding debt as of December 31, 2000, of $1.0 billion, is non-recourse to Loral, and includes certain restrictions on Loral CyberStar's ability to pay dividends or make loans to Loral. The accreted principal value of Loral CyberStar's senior notes and senior discount notes was $870 million at December 31, 2000.

     As of December 31, 2000, Loral believes it was in compliance with all covenants pertaining to its debt facilities.

  Equity

     In March 2001, Loral announced increases in its exchange offers for shares of the Company's Series C Preferred Stock and Series D Preferred Stock. Under the terms of the voluntary exchange program, each share of Series C Preferred Stock may be now exchanged for 5.5 shares of common stock and each share of

Series D Preferred Stock may now be exchanged for 5.7 shares of common stock. As of December 31, 2000, there were 13,497,863 shares of the Series C Preferred Stock outstanding and 8,000,000 shares of the Series D Preferred Stock outstanding. Each offer is extended to all outstanding shares of the related preferred stock, and is conditioned upon a minimum tender of 50% of that issue's outstanding shares, which may be waived at Loral's option. Both offers extend to all outstanding shares of the Series C and D preferred stock, and these offers remain open until 5 p.m., New York City time, April 5, 2001, unless extended again.

     If all holders of the Series C and Series D preferred stock exchange their holdings in connection with the current offer by the April 5, 2001 deadline, Loral would save the requirement to pay approximately $48 million in dividends for the remainder of 2001. Over the next six to seven years Loral would replace the requirement to pay approximately $375 million in dividends and approximately $1.1 billion in mandatory redemption payments due in 2006 and 2007 with approximately 120 million shares of common stock. This issuance of common stock would represent approximately 66 million of additional shares, above the 54 million issuable under the conversion terms of the Series C and Series D preferred stock. There can be no assurance as to the amount of Series C and Series D preferred stock that will tender into the exchange offers. Assuming all holders of the Series C and Series D preferred stock exchange their holdings in connection with the current offer by the April 5, 2001 deadline, at an assumed price of $2.30 per share of common stock, Loral will incur a non-cash dividend charge in the period in which an exchange occurs of approximately $152 million. An exchange will have no impact on Loral's total shareholders' equity.

     On March 31, 2000, Lockheed Martin Corporation ("Lockheed Martin") converted 45,896,978 shares of Loral's Series A preferred stock into 45,896,978 shares of Loral common stock. Loral filed a registration statement to register the resale by Lockheed Martin of the shares of common stock acquired upon the conversion of the Series A preferred stock, which became effective in May 2000. Loral has agreed to maintain the effectiveness of such registration until May 19, 2001, subject to certain extensions.

     In February 2000, Loral sold $400 million of Series D Preferred Stock due 2007, in an offering exempt from registration. The preferred stock is convertible into approximately 20.2 million shares of common stock at a conversion price of $19.83 per share.

     In February 2000, 1.4 million shares of Series C Preferred Stock were converted into 3.5 million shares of Loral common stock. In connection with this conversion, Loral issued to converting holders 332,777 additional shares of its common stock, which approximated the dividend prepayments to which they would have been entitled if a provisional redemption of those securities had been made.

  Cash

     As of December 31, 2000, Loral had $394 million of cash and cash equivalents. Loral intends to utilize its existing capital base to further develop satellite technologies and hardware, by building out its fixed satellite services business.

  Net Cash Provided by (Used in) Operating Activities

     Net cash provided by operating activities for 2000 was $258 million, primarily due to the net loss as adjusted for non-cash operating items of $71 million, decreases in contracts-in-process of $199 million, inventories of $31 million and deposits of $34 million, offset by decreases in accounts payable of $91 million.

     Net cash used in operating activities for 1999 was $7 million, primarily due to increases in contracts-in-process of $65 million, deposits of $54 million and other assets of $64 million and a decrease in customer advances of $91 million. This was offset by the net loss as adjusted for non-cash operating items of $164 million, a decrease in inventories of $67 million and an increase in long-term liabilities of $61 million.

  Net Cash Used in Investing Activities

     Net cash used in investing activities for 2000 was $377 million, primarily as a result of capital expenditures of $424 million mainly for the construction or acquisition of satellites (including $181 million for the final payment for Telstar 10/Apstar IIR), $169 million of investments in affiliates and the purchase of Globalstar notes of $68 million, offset by a reduction in restricted and segregated cash of $187 million and proceeds from sales of available-for-sale securities and investments of $97 million.

     Net cash used in investing activities for 1999 was $679 million, primarily as a result of $470 million of capital expenditures mainly for the construction of satellites, the $148 million cost of acquiring GTL Series A Preferred Stock, $44 million of capitalized interest on investments, $55 million of advances to affiliates and $107 million of other investments in affiliates, offset by a reduction in restricted and segregated cash of $156 million, used for the construction of Loral CyberStar satellites and interest payments on its senior notes.

  Net Cash Provided by Financing Activities

     Net cash provided by financing activities for 2000 was $273 million, due primarily to net proceeds of $388 million from the Company's issuance of Series D Preferred Stock and $56 million from borrowings under debt obligations, offset by repayments of debt obligations of $135 million and preferred dividends of $62 million.

     Net cash provided by financing activities for 1999 was $379 million, due primarily to the net proceeds of $344 million from the Company's issuance of 9.5% senior notes, net borrowings under the Company's revolving credit facility of $70 million and proceeds from equity transactions of $20 million, offset in part by debt repayments of $23 million and preferred dividends of $45 million.

  Fixed Satellite Services

     Loral Skynet

     Loral Skynet currently has four high-power satellites in orbit. Loral intends to expand Loral Skynet's business to become a worldwide satellite service provider through the construction of additional satellites.

     Loral CyberStar

     Loral CyberStar currently has three satellites in orbit (Telstar 11, Telstar 12 and Telstar 10/Apstar IIR). Telstar 12, originally intended to operate at 12 degrees W.L., was launched aboard an Ariane launch vehicle in October 1999 into the orbital slot located at 15 degrees W.L., and commenced operations in January 2000. Under an agreement reached with Eutelsat, Loral CyberStar agreed to operate Telstar 12 at 15 degrees W.L. while Eutelsat continues to develop its services at 12.5 degrees W.L. Eutelsat has in turn agreed not to use its 14.8 degrees W.L. orbital slot and to assert its priority rights at such location on Loral CyberStar's behalf. As part of this coordination effort, Loral CyberStar agreed to provide to Eutelsat four 54 MHz transponders on Telstar 12 for the life of the satellite and have retained risk of loss with respect to those transponders. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, Loral continues to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees W.L. If these discussions are not successful, Telstar 12's useable capacity may be reduced.

     On May 4, 1999, the Orion 3 satellite was placed into a lower-than-expected orbit after its launch on a Delta III rocket. According to Boeing, the Delta III rocket apparently failed to complete its second stage burn, and, as a result, the satellite, manufactured by Hughes Space and Communications Corporation, achieved an orbit well below the planned final altitude and could not be used for its intended purpose. The satellite and launch were fully insured for approximately $266 million, which was received in 1999. DACOM Corporation, a Korean communications company which had purchased eight transponders on Orion 3 for a total of $89 million, had made prepayments of approximately $34 million to Loral CyberStar. Under the agreement with DACOM, the amount prepaid was refunded in July 1999.

     To replace Orion 3, on September 28, 1999, Loral CyberStar purchased from APT Satellite Company Limited ("APT") for approximately $273 million, the rights to all transponder capacity and existing customer leases on the Apstar IIR satellite (except for one C-band transponder retained by APT), and renamed the satellite the Telstar 10/Apstar IIR satellite. Loral CyberStar has full use of the transponders for the remaining life of Telstar 10/Apstar IIR. Loral CyberStar will also have the option to lease from APT replacement satellites upon the end of life of Telstar 10/Apstar IIR. In March 2000, Loral CyberStar made the final payment to APT.

     Satmex

     Satmex currently has two satellites in orbit (Solidaridad 2 and Satmex 5) and one satellite in inclined orbit (Morelos 2). On August 30, 2000, Satmex announced that its Solidaridad 1 satellite ceased operation and was irretrievably lost. The loss was caused by the failure of the back-up control processor on board the satellite. Solidaridad 1, which was built by Hughes Space and Communications ("Hughes") and launched in 1994, experienced a failure of its primary control processor in April 1999, and had been operating on its back-up processor since that time. The majority of Solidaridad 1's customers have been provided replacement capacity on other Satmex satellites or on satellites operated by Loral Skynet. Satmex received net insurance proceeds of $235 million relating to the loss of Solidaridad 1. In connection with this loss, Satmex recognized an after-tax gain of $67 million, which resulted from the insurance proceeds in excess of the carrying amount of the satellite and the incremental costs associated with providing replacement capacity, as required by its contracts with its customers. Satmex has contracted with SS/L to build a replacement satellite. This satellite, known as Satmex 6, is scheduled to be launched in 2003, and is designed to provide broader coverage and higher power levels than any other satellite currently in the Satmex fleet.

     At December 31, 2000, Solidaridad 2 had a remaining estimated useful life of eight years. Moreover, Solidaridad 2 was manufactured by Hughes and is similar in design to Solidaridad 1 and to other Hughes satellites which have experienced in-orbit component failures. While Satmex has obtained in-orbit insurance for Solidaridad 2, a satellite failure may result in a drop in Satmex's profits, which loss of profits would not be insured. The in-orbit insurance for Solidaridad 2 expires in November 2002. Satmex cannot guarantee that it will be able to renew the insurance at the end of this period, or that if renewal is available, that it would be on acceptable terms. For example, a renewal policy for Solidaridad 2 may not insure against an in-orbit failure due to the loss of the satellite's control processor, the same component that caused the loss of Solidaridad 1 and other Hughes satellites. An uninsured loss would have a material adverse effect on Satmex's results of operations and financial condition.

     In May 2000, Satelites Enigma S.A. de C.V., a subsidiary of Principia, S.A. de C.V. ("Principia"), exercised its option to purchase 104,105 shares of Satmex preferred stock from Loral for $6.6 million in cash. Loral realized a gain of $1 million in connection with this transaction.

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

     In connection with the privatization by the Mexican Government of its fixed satellite services business, Loral and Principia formed a joint venture, Firmamento Mexicano, S.A. de R.L. de C.V. ("Holdings"). In 1997, Holdings acquired 75% of the outstanding capital stock of Satmex. As part of the acquisition, Servicios Corporativos Satelitales, S.A. de C.V. ("Servicios"), a wholly owned subsidiary of Holdings, issued a seven-year Government Obligation ("Government Obligation") to the Mexican Government in consideration for the assumption by Satmex of the debt incurred by Servicios in connection with the acquisition. The Government Obligation had an initial face amount of $125 million, which accretes at 6.03% and expires in December 2004. The debt of Satmex and Holdings is non-recourse to Loral and Principia. However, Loral and Principia have agreed to maintain assets in a collateral trust in an amount equal to the value of the Government Obligation through December 30, 2000 and, thereafter, in an amount equal to 1.2 times the value of the Government Obligation until maturity. As of December 31, 2000, Loral and Principia have pledged their respective shares in Holdings in such trust. Loral has a 65% economic interest in Holdings and a 49% indirect economic interest in Satmex. Loral accounts for Satmex using the equity method.

  Satellite Manufacturing and Technology

     Due to the long lead times required to produce purchased parts and launch vehicles, SS/L has entered into various purchase commitments with suppliers. These commitments aggregated approximately $505 million as of December 31, 2000, and primarily related to satellite backlog.

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

  Broadband Investment

     In keeping with its strategy to redirect the Company's resources and attention to its core businesses, the Company has substantially revised its plan for participation in the broadband communications market. At year-end 2000, Loral determined it would not deploy a proprietary direct-to-the-consumer broadband service, as previously planned, with its attendant time-to-market, partner, marketing and financial challenges. Rather, Loral will participate in the broadband market by providing its customers with satellite platforms for their broadband offerings, through Loral's expansion of its fixed satellite services fleet and related capabilities and through its satellite design and production capabilities. Loral believes this strategy will realize revenues and cash flows from the broadband data opportunities earlier than its former approach. The Company's broadband and streaming media investment in 2000 was $22 million.

  Globalstar and GTL (See Acquisitions and
     Investments and Commitments and Contingencies)

     In September 2000 GTL entered into a purchase agreement with Bear Stearns International Limited ("Bear Stearns"), under which Bear Stearns had agreed to purchase over several tranches, up to $105 million of shares of GTL common stock. Sales under this agreement were subject to certain conditions, including the requirement that GTL's share price be trading higher than $4.50. As of December 31, 2000, Bear Stearns had purchased 4,050,000 shares of GTL common stock for net proceeds of $28 million. GTL used the proceeds from the sales to purchase 1,000,001 ordinary partnership interests in Globalstar.

     In September 2000, Globalstar's founding partners, Loral, Vodafone, Qualcomm, Elsacom and TESAM, purchased an aggregate of 5.2 million shares of common stock of GTL for $56 million. GTL used the proceeds from the sales to purchase 1,295,360 ordinary partnership interests in Globalstar.

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of capitalized interest as of May 2000) with Qualcomm that replaced the previous $100 million vendor financing agreement. The terms of the vendor financing provided for interest at 6%, a maturity date of August 15, 2003 and required repayment pro rata with the term loans due to Loral under Globalstar's $500 million credit facility discussed above. As of December 31, 2000, $550.7 million was outstanding under this facility (including $50.7 million of capitalized interest). In connection with this agreement, Qualcomm received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $42.25 per interest. The exercise price was determined by reference to the fair market value of GTL's common stock on the closing date of the vendor financing, based on an approximate one partnership interest for four shares of GTL common stock. 50% of the warrants vested on the closing date, 25% vested on September 1, 2000 and 25% will vest on September 1, 2001. The warrants will expire in 2007.

     Loral has agreed that if the principal amount (excluding capitalized interest of $42.5 million as of December 31, 2000) outstanding under the Qualcomm vendor financing facility exceeds the principal amount outstanding under Globalstar's $500 million credit facility to Loral, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount.

     In February 2000, GTL sold 8,050,000 shares of its common stock to the public under a shelf registration statement filed by Globalstar and GTL in July 1999 with the SEC covering up to $500 million of securities. GTL used the net proceeds from the offering of approximately $268.5 million to purchase 1,987,654 ordinary partnership interests in Globalstar.

     In December 1999, GTL completed a private offering of $150 million of 9% Series B convertible redeemable preferred stock (the "GTL Series B Preferred Stock"). GTL used the net proceeds from this offering to purchase 9% Series B convertible redeemable preferred partnership interests ("9% RPPIs") of Globalstar.

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks for the build-out of the Globalstar system, of which $400 million was outstanding at December 31, 1999. The credit facility was guaranteed by Loral SatCom Ltd. and Loral Satellite, Inc. In November 2000, the assets of Loral SatCom Ltd. were transferred into Loral Satellite and Loral Satellite entered into a $500 Million Credit Agreement, at which time these guarantees were released (see Debt section of Liquidity and Capital Resources). In consideration for these guarantees in 1999, Loral received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $91 per interest (75% of the warrants had vested as of December 31, 2000).

     In January 1999, Globalstar sold to GTL seven million units (face amount of $50 per unit) of 8% Series A convertible redeemable preferred partnership interests ("8% RPPIs"), in connection with GTL's offering of seven million shares (face amount of $50 per share) of GTL 8% Series A convertible redeemable preferred stock (the "GTL Series A Preferred Stock"). The GTL Series A Preferred Stock is convertible into shares of GTL common stock at a conversion price of $23.2563 per share. Loral purchased three million shares or $150 million face amount of the GTL Series A Preferred Stock offered. Dividends on the 8% RPPIs and the GTL Series A Preferred Stock accrue at 8% per annum and are payable quarterly.

     SS/L has provided $344 million of billings deferred under its construction contracts with Globalstar; comprised of: $120 million of orbital incentives, of which $44 million was repaid in 1999, $60 million was repaid in 2000 and $8 million is scheduled to be received in 2001; $90 million of vendor financing which bears interest at LIBOR plus 3% and is repayable over five years commencing in 2001; and $134 million of non-interest bearing vendor financing, due over five years in equal monthly installments, commencing in 2000. SS/ L's terms with its subcontractors include $101 million of financing assumed by them, which is to be repaid on substantially similar terms (of which $52 million is non-recourse to SS/L in the event of non-payment by Globalstar due to bankruptcy).

COMMITMENTS AND CONTINGENCIES

     Loral Skynet has entered into prepaid leases and sales contracts relating to transponders on its satellites. Under the terms of the agreements, Loral Skynet continues to operate the satellites which carry the transponders and provides a warranty for a period of 10 to 14 years, in the case of sales contracts, and the lease term, in the case of prepaid leases. Depending on the contract, Loral Skynet may be required to replace transponders which do not meet operating specifications. All customers are entitled to a refund equal to the reimbursement value, as defined, in the event there is no replacement. In the case of sales contracts, the reimbursement value is determined based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment by the customer.

     Eleven of the satellites built by SS/L and launched since 1997, four of which are owned and operated by Loral's subsidiaries or affiliates, have experienced minor losses of power from their solar arrays. SS/L is currently investigating the cause of these failures. Although, to date, neither the Company nor any of the customers using the affected satellites have experienced any degradation in performance, there can be no assurance that one or more of the affected satellites will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite's design, when in the life of the affected satellite the loss occurred and the number and type of use being made of transponders then in service. Until the cause of the failures can be identified or other adequate remedial measures can be taken, launches of satellites under construction and construction of new satellites may be delayed. Delays in the production or launch of satellites could have a material adverse effect on the operation of SS/L's business and the complete or partial loss of satellites could result in a loss of orbital incentive payments and, in the case of satellites owned by Loral subsidiaries and affiliates, a loss of revenue and customers. This investigation is in its very early stages and not all relevant information is now known. Based upon information currently available, including design redundancies to accommodate small power losses and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, the Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

     In late 1998, following the launch of an SS/L-built satellite sold to PanAmSat, a manufacturing error was discovered that affected the geographical coverage of the Ku-band transponders on the satellite. On January 6, 2000, PanAmSat filed an arbitration proceeding in connection with this error claiming damages of $225 million for lost profits and increased sales and marketing costs. SS/L believes it has meritorious defenses to the claim and that its liability is limited to a loss of a portion of the applicable orbital incentives, the estimated impact of which is included in Loral's consolidated financial statements. PanAmSat has received a recovery from its insurance carrier that should reduce any damage claim. Loral and PanAmSat have reached an agreement in principle, subject to documentation, and in light of reserves provided, this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

     SS/L has an agreement with Alcatel Space Industries pursuant to which the parties have agreed generally to operate as a team on satellite programs worldwide. In addition, Alcatel Space has certain rights as a strategic partner of SS/L for so long as it continues to hold at least 81.6% of the Loral securities that it acquired in 1997 in exchange for SS/L stock that it previously owned. Alcatel is permitted two representatives on SS/L's seven-member board of directors, and certain actions require the approval of its board representatives. Alcatel also has certain rights to purchase SS/L shares at fair market value in the event of a change of control (as defined) of either Loral or SS/L, including the right to use its Loral holdings as part of the SS/L purchase price. These arrangements are terminable upon one-year's notice by either party, and SS/L gave the contemplated one-year notice to Alcatel on February 22, 2001. Alcatel filed suit on March 16, 2001 in the United States District Court for the Southern District of New York against Loral and SS/L alleging various breaches of the agreements, seeking declaratory and injunctive relief to enforce its rights thereunder and challenging the effectiveness of the termination.

     SS/L was informed in 1998 that it was a target of a grand jury investigation being conducted by the office of the U.S. Attorney for the District of Columbia with respect to possible violations of export control laws that may have occurred in connection with the participation of SS/L employees on a committee formed in the wake of the 1996 crash of a Long March rocket in China and whose purpose was to consider whether studies of the crash made by the Chinese had correctly identified the cause of the failure. The Company is not in a position to predict the direction or outcome of the investigation. If SS/L were to be indicted and convicted of a criminal violation of the Arms Export Control Act, it would be subject to a fine of $1 million per violation and could be debarred from certain export privileges and, possibly, from participation in government contracts. Since many of SS/L's satellites are built for foreign customers and/or launched on foreign rockets, such a debarment would have a material adverse effect on SS/L's business and, therefore, the Company. Indictment for such violations would subject SS/L to discretionary debarment from further export licenses. Under the applicable regulations, SS/L could be debarred from export privileges without being convicted of any crime if it is indicted for these alleged violations, and loss of export privileges would harm SS/L's business. Whether or not SS/L is indicted or convicted, SS/L remains subject to the State Department's general statutory authority to prohibit exports of satellites and related services if it finds a violation of the Arms Export Control Act that puts SS/L's reliability in question, and it can suspend export privileges whenever it determines that grounds for debarment exist and that such suspension "is reasonably necessary to protect world peace or the security or foreign policy of the United States."

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

     On December 23, 1998, the Office of Defense Trade Controls, or ODTC, of the U.S. Department of State temporarily suspended a previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. According to ODTC, the purpose of the temporary suspension was to permit that agency to review the agreement for conformity with then newly-enacted legislation (Section 74 of the Arms Export Control Act) with respect to the export of missile equipment and technology. In addition, SS/L was required to re-apply for new export licenses from the State Department to permit the launch of ChinaSat-8 on a Long March launch vehicle, when the old export licenses issued by the Commerce Department, the agency that previously had jurisdiction over satellite licensing, expired in March 2000. On January 4, 2001, the ODTC, while not rejecting these license applications, notified SS/L that they were being returned without action. SS/L and the State Department are now in discussions regarding SS/L's obtaining the approvals required for the launch of ChinaSat-8.

     In December 1999, SS/L reached an agreement with ChinaSat to extend the date for delivery of the ChinaSat-8 satellite to July 31, 2000. In return for this extension and other modifications to the contract, SS/L provided to ChinaSat two 36 MHz and one 54 MHz transponders on Telstar 10/Apstar IIR for ChinaSat's use for the life of those transponders. As a result, the Company recorded a charge to earnings of $35 million in 1999. If ChinaSat were to terminate its contract with SS/L as a result of these delays, SS/L may have to refund $134 million in advances received from ChinaSat and may incur penalties of up to $11 million and believes it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer, which resale cannot be guaranteed. To the extent that SS/L is able to recover some or all of its $52 million deposit payment on the Chinese launch vehicle, this recovery would offset a portion of such payments. There can be no assurance, however, that SS/L will be able to either obtain a refund from the launch provider or to find a replacement customer for the Chinese launch vehicle.

     In March 1999, jurisdiction for satellite licensing was transferred from the Commerce Department to the State Department and the State Department has issued regulations relating to the export of and disclosure of technical information related to, satellites and related equipment. It has been SS/L's experience that obtaining licenses and technical assistance agreements under these new regulations takes more time and is considerably more burdensome than in the past. Delays in obtaining the necessary licenses and technical assistance agreements may delay SS/L's performance on existing contracts, and, as a result, SS/L may incur penalties or lose incentive payments under these contracts. In addition, such delays may have an adverse effect on SS/L's ability to compete against unregulated foreign satellite manufacturers for new satellite contracts.

     Loral holds debt obligations from Globalstar (see Acquisitions and Investments). In a bankruptcy or restructuring proceeding involving Globalstar, challenges could be initiated seeking subordination or recharacterization of the debt Loral holds from Globalstar. While we know of no reason why such a claim would prevail with respect to the debt Loral holds in Globalstar, there can be no assurance that such claims will not be made in any restructuring or bankruptcy proceeding involving Globalstar. Moreover, there can be no assurance that actions will not be initiated in a Globalstar bankruptcy proceeding to characterize payments previously made by Globalstar to Loral as preferential payments subject to repayment. Loral also may be subject to other claims brought by Globalstar creditors and securities holders, who may seek to impose liabilities on the Company as a result of the Company's relationships with Globalstar. For example, see Globalstar Related Matters below.

     The Company has estimated the recovery of certain insurance proceeds in its consolidated financial statements as of December 31, 2000, in connection with an insurance claim currently being negotiated with its insurance carrier. Management believes that the ultimate resolution of these negotiations will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

     The Company is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, the Company does not believe that any of these other existing legal matters will have a material adverse effect on its consolidated financial position or results of operations.

     Globalstar Related Matters. On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against Globalstar Telecommunications Limited ("GTL") in the United States District Court for the Southern District of New York. The other defendants named in the complaint are Loral Space & Communications Ltd. and Bernard Schwartz. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL's business and prospects; and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf this lawsuit has allegedly been asserted consists of all buyers of GTL common stock from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related or affiliated therewith (the "Excluded Persons").

     Eleven additional purported class action complaints were filed in the United States District Court for the Southern District of New York by plaintiffs Chaim Kraus, L.A. Murphy, Eddie Maiorino, Damon Davis, Iskander Batyrev, Shelly Garfinkel, Sequoia Land Development, Inc. and Phil Sigel, Michael Ceasar, as Trustee for Howard Gunty Profit Sharing Plan, Colin Barry, James D. Atlas and Lawrence Phillips, on each of March 2, 2001, March 2, 2001, March 6, 2001, March 7, 2001, March 7, 2001, March 9, 2001, March 16, 2001, March 21, 2001, March 21,
2001, March 22, 2001 and March 23, 2001, respectively. These complaints allege claims against GTL, Loral and Mr. Schwartz (and, in the case of the Sequoia/Sigel and Atlas complaints, two additional individual defendants -- Messrs. Michael DeBlasio and Anthony Navarra) that are substantially identical to those set forth in the Eismann action. The class of plaintiffs on whose behalf these lawsuits have been asserted are: with respect to the Kraus, Davis, Maiorino, Batyrev, Ceasar and Phillips actions, buyers of GTL common stock in the period from December 6, 1999 through October 27, 2000; with respect to the Murphy and Barry actions, buyers of GTL securities in the period from December 6, 1999, through October 27, 2000; with respect to the Sequoia/Sigel and Atlas actions, buyers of GTL common stock in the period from December 6, 1999 through July 19, 2000; and with respect to the Garfinkel action, buyers of GTL debt securities in the period from December 6, 1999 through October 27, 2000, in each case, other than the Excluded Persons.

     Loral believes that it has meritorious defenses to the above Globalstar Related Matters and intends to pursue them vigorously.

OTHER MATTERS

  Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company adopted SFAS No. 133, as amended, on January 1, 2001. The adoption of SFAS No. 133 will result in a $1.7 million reduction in net income, net of tax, from a cumulative effect of a change in accounting principle, and a $1.2 million increase in comprehensive income, net of tax, in the Company's consolidated financial statements for the quarter ending March 31, 2001. The adoption will also impact assets and liabilities recorded on the Company's consolidated balance sheet.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101, as amended, was effective for the Company in the fourth quarter of 2000 and clarified the SEC's views on U.S. GAAP to revenue recognition in financial statements. The requirements of SAB No. 101 did not have a significant impact on the Company's consolidated financial position or results of operations.

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The Company has adopted the applicable disclosure requirements of SFAS No. 140 in its consolidated financial statements as of December 31, 2000. The Company is currently evaluating the impact of adopting the remaining provisions of SFAS No. 140, which will be effective for transactions entered into after March 31, 2001.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Foreign Currency

     The Company has limited involvement with derivative financial instruments and does not use such instruments for trading purposes. The derivative financial instruments are used to manage foreign currency exchange risk.

     As of December 31, 2000, the Company had foreign currency exchange contracts (forwards and swaps) with several banks to purchase and sell foreign currencies, primarily Japanese yen, aggregating $ 232.2 million. Such contracts were designated as hedges of certain foreign contracts and subcontracts to be performed by SS/L through May 2006. The fair value of these contracts, based on quoted market prices as of December 31, 2000, was $202.9 million. As of December 31, 2000, deferred gains on forward contracts to sell foreign currencies, primarily yen, were $21.8 million and deferred losses on forward contracts to purchase foreign currencies, primarily yen, were($7.2) million.

     The Company is exposed to credit-related losses in the event of nonperformance by counter parties to these financial instruments, but does not expect any counter party to fail to meet its obligation.

     The maturity of foreign currency exchange contracts held as of December 31, 2000 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts and payments to vendors under subcontracts. These foreign exchange contracts mature as follows (in thousands):

                                        TO PURCHASE              TO SELL
AS OF DECEMBER 31, 2000             -------------------    --------------------
                                       AT         AT          AT          AT
             YEARS TO               CONTRACT    MARKET     CONTRACT     MARKET
             MATURITY                 RATE       RATE        RATE        RATE
             --------               --------    -------    --------    --------
1.................................  $54,986     $51,413    $ 74,741    $ 66,341
2 to 5............................   16,097      13,648      75,584      63,860
6 to 10...........................    5,133       3,635       5,674       3,967
                                    -------     -------    --------    --------
                                    $76,216     $68,696    $155,999    $134,168
                                    =======     =======    ========    ========
AS OF DECEMBER 31, 1999             $69,353     $69,619    $ 39,966    $ 34,944
                                    =======     =======    ========    ========

  Interest

     As of December 31, 2000 and 1999, the fair value of the Company's long-term debt was estimated to be $1.63 billion and $1.55 billion, respectively, using quoted market prices. The long-term debt carrying value exceeded fair value by $831 million and $443 million as of December 31, 2000 and 1999, respectively. Market rate risk on debt is estimated as the potential increase in annual interest expense resulting from a hypothetical one percentage point increase in interest rates and amounts to $19 million and $18 million for 2000 and 1999, respectively.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning the executive officers of Loral as of March 1, 2000.

            NAME               AGE                           POSITION
            ----               ---                           --------
Bernard L. Schwartz..........  75    Chairman of the Board of Directors and Chief Executive
                                     Officer since January 1996. Prior to that, Chairman and
                                     Chief Executive Officer of Loral Corporation ("Old
                                     Loral") since 1972.
Eric J. Zahler...............  50    President and Chief Operating Officer since February
                                     2000. Prior to that Executive Vice President since
                                     November 1999. Prior to that Senior Vice President,
                                     General Counsel and Secretary since February 1998. Prior
                                     to that, Vice President, General Counsel and Secretary
                                     since March 1996. Prior to that, Vice President and
                                     General Counsel of Old Loral since April 1992.
Michael P. DeBlasio..........  64    First Senior Vice President since September 1998. Prior
                                     to that, First Senior Vice President and Chief Financial
                                     Officer since February 1998. Prior to that, Senior Vice
                                     President and Chief Financial Officer since March 1996.
                                     Prior to that, Senior Vice President -- Finance of Old
                                     Loral since 1979.
Robert E. Berry..............  72    Senior Vice President since November 1996 and Chairman of
                                     Space Systems/Loral since September 1999. Prior to that,
                                     President of Space Systems/Loral since 1990.
Nicholas C. Moren............  54    Senior Vice President and Treasurer since February 1998.
                                     Prior to that, Vice President and Treasurer since March
                                     1996. Prior to that, Vice President and Treasurer of Old
                                     Loral since April 1991.
Richard J. Townsend..........  50    Senior Vice President and Chief Financial Officer since
                                     October 1998. Prior to that, Corporate Controller and
                                     Director of Strategy for ITT Industries since 1997. Prior
                                     to that, Vice President of Finance Worldwide Industries
                                     for IBM and various other financial management positions
                                     with IBM since 1979.
Laurence D. Atlas............  43    Vice President, Government
                                     Relations -- Telecommunications since May 1997. Prior to
                                     that, Associate Chief of the Common Carrier Bureau of the
                                     FCC since January 1995. Prior to that, Associate Chief of
                                     the FCC's Wireless Telecommunications Bureau since
                                     November 1994. Prior to that, associate in the law firm
                                     of Willkie Farr & Gallagher since 1982.
W. Neil Bauer................  54    Vice President, and President of Loral CyberStar, Inc.
                                     since March 1998. Prior to that, Chief Executive Officer
                                     and President of Orion Network Systems, Inc. since
                                     September 1993.

            NAME               AGE                           POSITION
            ----               ---                           --------
Jeanette H. Clonan...........  52    Vice President -- Communications and Investor Relations
                                     since December 1996. Prior to that, Director -- Corporate
                                     Communications from June 1996. Prior to that, Vice
                                     President -- Corporate Relations of Jamaica Water
                                     Securities since September 1992.
Terry J. Hart................  54    Vice President since February 1998 and President of Loral
                                     Skynet since March 1997. Prior to that, Division Manager
                                     of AT&T Skynet Satellite Services since 1991.
Stephen L. Jackson...........  59    Vice President -- Administration since March 1997. Prior
                                     to that, Vice President -- Administration of Old Loral
                                     since 1978.
Avi Katz.....................  42    Vice President, General Counsel and Secretary since
                                     November 1999. Prior to that Vice President, Deputy
                                     General Counsel and Assistant Secretary since February
                                     1998. Prior to that, Deputy General Counsel and Assistant
                                     Secretary since August 1997. Prior to that, Associate
                                     General Counsel and Assistant Secretary since July 1996.
                                     Prior to that, associate in the law firm of Willkie Farr
                                     & Gallagher since 1987.
John Klineberg...............  62    Vice President of Loral and President of Space
                                     Systems/Loral since September 1999. Prior to that,
                                     Executive Vice President of Satellite Constellation
                                     Establishment of Globalstar since January 1998. Prior to
                                     that, Executive Vice President, Globalstar Program at
                                     Space Systems/Loral from 1995 to January 1998. Prior to
                                     that, a variety of technical and management positions
                                     with NASA, including Director of the Goddard Space Flight
                                     Center and NASA's Lewis Research Center.
Russell R. Mack..............  46    Vice President -- Business Ventures since February 1998.
                                     Prior to that, Director of Business Planning and
                                     Development since April 1996. Prior to that, Manager of
                                     Project Finance of Old Loral since July 1991.
Anthony J. Navarra...........  53    Vice President of Loral and President of Globalstar since
                                     September 1999 and President of GTL since February 2000.
                                     Prior to that, acting Chief Operating Officer of
                                     Globalstar since March 1999 and Executive Vice President
                                     of GTL since 1999. Prior to that, Vice President of GTL
                                     since 1995 and Executive Vice President, Strategic
                                     Development of Globalstar since March 1994.
Harvey B. Rein...............  47    Vice President and Controller since April 1996. Prior to
                                     that, Assistant Controller of Old Loral since 1985.
Thomas B. Ross...............  71    Vice President -- Government Relations since November
                                     1996. Prior to that, Vice President -- Corporate
                                     Communications from April 1996. Prior to that, Vice
                                     President -- Communications of Globalstar from May 1995
                                     to April 1996. Prior to that, Special Assistant to the
                                     President and Senior Director for Public Affairs of the
                                     National Security Council from April 1994 to May 1995 and
                                     Senior Vice President of Hill & Knowlton.
Janet T. Yeung...............  36    Vice President, Deputy General Counsel and Assistant
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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1.  Financial Statements

                                                              PAGE
                                                              ----
Index to Financial Statements...............................  F-1
Loral Space & Communications Ltd.
  Independent Auditors' Report..............................  F-2
  Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................  F-3
  Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998.......................  F-4
  Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 2000, 1999 and 1998...........  F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998.......................  F-6
  Notes to Consolidated Financial Statements................  F-7
Globalstar, L.P.
  Independent Auditors' Report..............................  *
  Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................  *
  Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998.......................  *
  Consolidated Statements of Partners' Capital and
     Subscriptions Receivable for the years ended December
     31, 2000, 1999 and 1998................................  *
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999, 1998 and cumulative...........  *
  Notes to Consolidated Financial Statements................  *
---------------
* Incorporated herein by reference from the Annual Report on Form
  10-K of Globalstar Telecommunications Limited and Globalstar,
  L.P. for the year ended December 31, 2000, pages F-1 through
  F-42.
     (a) 2.  Financial Statement Schedules
              Independent Auditors' Report..................  S-1
              Schedule I -- Condensed Financial Information
              of Registrant.................................  S-2
              Financial statement schedules not listed are
              either not required or the information
              required is reflected in the consolidated
              financial statements.

     (a) 3.  Exhibits

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
      2.1  Restructuring, Financing and Distribution Agreement, dated as of January 7, 1996, among Loral Corporation, Loral
           Aerospace Holdings, Inc., Loral Aerospace Corp., Loral
           General Partner, Inc., Loral Globalstar L.P., Loral
           Globalstar Limited, the Registrant and Lockheed Martin
           Corporation(1)

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
      2.2  Amendment to Restructuring, Financing and Distribution
           Agreement, dated as April 15, 1996(1)
      2.3  Agreement for the Purchase and Sale of Assets dated as of
           September 25, 1996 by and between AT&T Corp., as Seller, and
           Loral Space & Communications Ltd., as Buyer(2)
      2.4  First Amendment to Agreement for the Purchase and Sale of
           Assets dated as of March 14, 1997 by and between AT&T Corp., as Seller, and Loral Space & Communications Ltd., as
           Buyer(3)
      2.5  Agreement and Plan of Merger dated as of October 7, 1997 by and among Orion Network Systems, Inc., Loral Space &
           Communications Ltd. and Loral Satellite Corporation(4)
      2.6  First Amendment to Agreement and Plan of Merger dated as of
           February 11, 1998 by and among Orion Network Systems, Inc.,
           Loral Space & Communications Ltd. and Loral Satellite
           Corporation(5)
      2.7  Second Amendment to Agreement and Plan of Merger dated as of
           March 20, 1998 by and among Orion Network Systems, Inc.,
           Loral Space & Communications Ltd. and Loral Satellite
           Corporation(12)
      3.1  Memorandum of Association(1)
      3.2  Memorandum of Increase of Share Capital(1)
      3.3  Third Amended and Restated Bye-laws(18)
      3.4  Schedule IV to the Third Amended and Restated Bye-laws(18)
      4.1  Rights Agreement dated March 27, 1996 between the Registrant and The Bank of New York, Rights Agent(1)
      4.2  Indenture dated as of January 15, 1999 relating to
           Registrant's 9 1/2% Senior Notes due 2006(14)
     10.1  Shareholders Agreement dated as of April 23, 1996 between
           Loral Corporation and the Registrant(1)
     10.1.1 Amended Shareholders Agreement dated as of March 29, 2000 between the Registrant and Lockheed Martin Corporation(18)
     10.2  Tax Sharing Agreement dated as of April 22, 1996 between
           Loral Corporation, the Registrant, Lockheed Martin
           Corporation and LAC Acquisition Corporation(1)
     10.3  Exchange Agreement dated as of April 22, 1996 between the
           Registrant and Lockheed Martin Corporation(1)
     10.4  Amended and Restated Agreement of Limited Partnership of
           Globalstar, L.P., dated as of January 26, 1999 among
           Loral/Qualcomm Satellite Services, L.P., Globalstar
           Telecommunications Limited, AirTouch Satellite Services,
           Inc., Dacom Corporation, Dacom International, Inc., Hyundai
           Corporation, Hyundai Electronics Industries Co., Ltd.,
           Loral/DASA Globalstar, L.P., Loral Space & Communications
           Ltd., San Giorgio S.p.A., TeleSat Limited, TE.S.AM and
           Vodafone Satellite Services Limited(14)
     10.4.1 Amendment dated as of December 8, 1999 to the Amended and
           Restated Agreement of Limited Partnership of Globalstar,
           L.P.(15)
     10.4.2 Amendment dated as of February 1, 2000 to the Amended and
           Restated Agreement of Limited Partnership of Globalstar,
           L.P.(18)
     10.5  Service Provider Agreements by and between Globalstar, L.P.
           and each of Loral General Partner, Inc. and Loral/DASA
           Globalstar, L.P.(8)
     10.6  Contract between Globalstar, L.P. and Space Systems/Loral,
           Inc.(8)
     10.7  1996 Stock Option Plan(1)++
     10.7.1 Amendment to 1996 Stock Option Plan(14)++
     10.7.2 2000 Stock Option Plan(19)++
     10.7.3 Amendment No. 1 to 2000 Stock Option Plan+++
     10.7.4 Amendment No. 2 to 2000 Stock Option Plan+++
     10.8  Common Stock Purchase Plan for Non-Employee Directors(1)++

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
     10.9  Employment Agreement between the Registrant and Bernard L.
           Schwartz(1)++
     10.9.1 Amendment dated as of March 1, 1998 to Employment Agreement between the Registrant and Bernard L. Schwartz(12)++
     10.9.2 Amendment dated as of July 18, 2000 to Employment Agreement between the Registrant and Bernard L. Schwartz+++
     10.10 Registration Rights Agreement dated as of August 9, 1996 among Loral Space & Communications Ltd., Lehman Brothers
           Capital Partners II, L.P., Lehman Brothers Merchant Banking
           Portfolio Partnership L.P., Lehman Brothers Offshore
           Investment Partnership L.P. and Lehman Brothers Offshore
           Investment Partnership-Japan L.P.(9)
     10.11 Registration Rights Agreement dated November 6, 1996 relating to the Registrant's 6% Convertible Preferred
           Equivalent Obligations due 2006(6)
     10.12 Registration Rights Agreement (Series C Preferred Stock)
           dated as of March 31, 1997 between Loral Space &
           Communications Ltd. and Finmeccanica S.p.A. and dated as
           June 23, 1997 among Loral Space & Communications Ltd.,
           Aerospatiale SNI and Alcatel Espace(10)
     10.13 Registration Rights Agreement (Common Stock) dated as of
           June 23, 1997 among Loral Space & Communications Ltd.,
           Aerospatiale SNI and Alcatel Espace(10)
     10.14 Alliance Agreement dated as of June 23, 1997 among Loral
           Space & Communications Ltd., Aerospatiale SNI, Alcatel
           Espace and Finmeccanica S.p.A.(10)
     10.15 Principal Stockholder Agreement dated as of October 7, 1997 among Loral Space & Communications Ltd., Loral Satellite
           Corporation, Orion Network Systems, Inc. and certain Orion stockholders signatory thereto(4)
     10.16 Amended and Restated Credit and Participation Agreement,
           dated as of November 14, 1997, among Loral SpaceCom
           Corporation, Space Systems/Loral, Inc., the Banks parties
           thereto, Bank of America National Trust and Savings
           Association, as Administrative Agent, and Istituto Bancario
           San Paolo di Torino S.p.A, individually and as Italian
           Export Financing and Arranger and as Selling Bank(11)
     10.16.1 First Amendment dated as of May 7, 1998 to and of the
           Amended and Restated Credit and Participation Agreement,
           dated as of November 14, 1997, among Loral SpaceCom
           Corporation, Space Systems/Loral, Inc. and, the banks
           parties thereto(14)
     10.16.2 Second Amendment dated as of September 4, 1998 to and of the
           Amended and Restated Credit Agreement dated as of November
           14, 1997, among Loral SpaceCom Corporation, Space
           Systems/Loral, Inc. and the banks parties thereto.(18)
     10.16.3 Third Amendment dated as of July 12, 1999 to and of the
           Amended and Restated Credit Agreement dated as of November
           14, 1997, among Loral SpaceCom Corporation, Space
           Systems/Loral, Inc. and the banks parties thereto.(18)
     10.16.4 Fourth Amendment dated as of November 10, 1999 to and of the
           Amended and Restated Credit Agreement dated as of November
           14, 1997, among Loral SpaceCom Corporation, Space Systems/
           Loral, Inc. and the banks parties thereto.(18)
     10.16.5 Fifth Amendment dated as of December 15, 2000 to and of the
           Amended and Restated Credit Agreement dated as of November
           14, 1997, among Loral SpaceCom Corporation, Space Systems/
           Loral, Inc. and the banks parties thereto.+
     10.17 Agreement of Limited Partnership of CyberStar, L.P. dated as of June 30, 1997(12)
     10.18 Purchase and Sale Agreement dated November 17, 1997 between the Federal Government of the United Mexican States and
           Corporativo Satelites Mexicanos, S.A. de C.V. for the
           purchase and sale of the capital stock of Satelites
           Mexicanos, S.A. de C.V. (English translation of Spanish
           original)(12)

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
     10.19 Amended and Restated Membership Agreement dated and
           effective as of August 21, 1998 among Loral Satmex Ltd. and
           Ediciones Enigma, S.A. de C.V. and Firmamento Mexicano, S.
           de R.L. de C.V.(14)
     10.20 Letter Agreement dated December 29, 1997 between Loral Space
           & Communications Ltd., Telefonica Autrey S.A. de C.V.,
           Donaldson, Lufkin & Jenrette Securities Corporation, Lehman
           Brothers Inc. and Lehman Commercial Paper Inc. and related
           Agreement between the Federal Government of United Mexican
           States, Telefonica Autrey, S.A. de C.V., Ediciones Enigma,
           S.A. de C.V., Loral Space & Communications Ltd., Loral
           Satmex Ltd. and Servicios Corporativos Satelitales, S.A. de
           C.V.(12)
     10.21 Shareholders Agreement dated December 7, 1998 by and among
           Alcatel SpaceCom, Loral Space & Communications Ltd., Dr.
           Jurgen Schulte-Hillen and EuropeStar Limited(14)
     10.22 Registration Rights Agreement dated as of January 21, 1999 relating to Registrant's 9 1/2% Senior Notes due 2006(14)
     10.23 Lease Agreement dated as of August 18, 1999 by and between
           Loral Asia Pacific Satellite (HK) Limited and APT Satellite
           Company Limited(17)
     10.24 Registration Rights Agreement dated as of February 18, 2000 relating to Registrant's 6% Series D Convertible Redeemable
           Preferred Stock due 2007(18)
     10.25 Fee Agreement dated as of April 19, 1996 by and among
           Globalstar, Globalstar Telecommunications Limited, Loral
           Corporation, Loral Space & Communications Ltd., Qualcomm
           Limited Partner, Inc., Space Systems/Loral, Inc. and DASA
           Globalstar Limited Partner, Inc.(20)
     10.26 Intercreditor Agreement dated as of April 19, 1996 by and among Globalstar, Globalstar Telecommunications Limited,
           Loral Corporation, Loral Space & Communications Ltd.,
           Qualcomm Limited Partner, Inc., Space Systems/Loral, Inc.
           and DASA Globalstar Limited Partner, Inc.(20)
     10.27 Credit Agreement dated as of November 17, 2000 by and among
           Loral Satellite, Inc., Bank of America, National
           Association, Bank of America Securities LLC, Credit Lyonnais
           and Lehman Commercial Paper, Inc.(21)
     10.28 Guarantee dated as of November 17, 2000 made by Loral Space
           & Communications Ltd.(21)
     10.29 Assignment, Amendment and Release Agreement dated as of
           November 17, 2000 by and among the lenders parties to the
           Globalstar Credit Agreement, Loral Satellite, Inc., Loral
           Satcom Ltd., Loral Space & Communications Ltd., Loral Space
           & Communications Corporation, Globalstar, L.P. and Bank of
           America, National Association(21)
     10.30 Amended and Restated Collateral Agreement dated as of
           November 17, 2000 by and among Loral Satellite, Inc. and
           Bank of America, National Association(21)
     10.31 Form of Employment Protection Agreement+++
     12    Statement Re: Computation of Ratios+
     21    List of Subsidiaries of the Registrant+
     23    Consent of Deloitte & Touche LLP+
     99.1  Consolidated Financial Statements of Globalstar, L.P. and
           Independent Auditors' Report(13)

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

(16) Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 6, 1999.

(17) Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 23, 1999.

(18) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(19) Incorporated by reference from Registrant's Current Report on Form 8-K filed on May 3, 2000.

(20) Incorporated by reference from Registrant's Current Report on Form 8-K filed on July 7, 2000.

(21) Incorporated by reference from Registrant's Current Report on Form 8-K filed on November 20, 2000.

  +  Filed herewith.

  ++  Management compensation plan.

     (b) Reports on Form 8-K.

                      DATE OF REPORT                                   DESCRIPTION
                      --------------                                   -----------
    November 17, 2000  Item 5 -- Other Events           $500 Million Secured Credit Agreement

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LORAL SPACE & COMMUNICATIONS LTD.

                                          By:    /s/ BERNARD L. SCHWARTZ
                                            ------------------------------------
                                                    Bernard L. Schwartz
                                                 (Chairman of the Board and
                                                  Chief Executive Officer)
                                                    Date: March 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              /s/ BERNARD L. SCHWARTZ                Chairman of the Board, Chief       March 29, 2001
---------------------------------------------------    Executive Officer and Director
                Bernard L. Schwartz                    (Principal Executive Officer)

                 /s/ HOWARD GITTIS                   Director                           March 29, 2001
---------------------------------------------------
                   Howard Gittis

                /s/ ROBERT B. HODES                  Director                           March 29, 2001
---------------------------------------------------
                  Robert B. Hodes

                 /s/ GERSHON KEKST                   Director                           March 29, 2001
---------------------------------------------------
                   Gershon Kekst

                /s/ CHARLES LAZARUS                  Director                           March 29, 2001
---------------------------------------------------
                  Charles Lazarus

              /s/ MALVIN A. RUDERMAN                 Director                           March 29, 2001
---------------------------------------------------
                Malvin A. Ruderman

               /s/ E. DONALD SHAPIRO                 Director                           March 29, 2001
---------------------------------------------------
                 E. Donald Shapiro

                /s/ ARTHUR L. SIMON                  Director                           March 29, 2001
---------------------------------------------------
                  Arthur L. Simon

              /s/ DANIEL YANKELOVICH                 Director                           March 29, 2001
---------------------------------------------------
                Daniel Yankelovich

              /s/ RICHARD J. TOWNSEND                Chief Financial Officer and        March 29, 2001
---------------------------------------------------    Senior Vice President
                Richard J. Townsend                    (Principal Financial Officer)

                /s/ HARVEY B. REIN                   Vice President and Controller      March 29, 2001
---------------------------------------------------    (Principal Accounting Officer)
                  Harvey B. Rein

                         INDEX TO FINANCIAL STATEMENTS

Loral Space & Communications Ltd. and Subsidiaries

  Independent Auditors' Report..............................  F-2
  Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................  F-3
  Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998.......................  F-4
  Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 2000, 1999 and 1998...........  F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998.......................  F-6
  Notes to Consolidated Financial Statements................  F-7

                          INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS OF LORAL SPACE & COMMUNICATIONS LTD.

     We have audited the accompanying consolidated balance sheets of Loral Space & Communications Ltd. (a Bermuda company) and its subsidiaries (collectively, the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
San Jose, California
March 27, 2001

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000           1999
                                                                 ----           ----
  ASSETS
Current assets:
  Cash and cash equivalents.................................  $   394,045    $  239,865
  Restricted and segregated cash............................                    187,315
  Accounts receivable, net..................................       56,347        47,899
  Contracts-in-process......................................      180,868       420,449
  Inventories...............................................      120,608       111,060
  Other current assets......................................       79,713        47,261
                                                              -----------    ----------
         Total current assets...............................      831,581     1,053,849
Property, plant and equipment, net..........................    1,944,815     1,884,975
Cost in excess of net assets acquired, net..................      918,826       946,781
Long-term receivables.......................................      145,504       167,464
Investments in and advances to affiliates...................      251,658     1,117,475
Deposits....................................................      161,790       195,875
Deferred tax assets.........................................      293,142         9,013
Other assets................................................      131,002       234,989
                                                              -----------    ----------
                                                              $ 4,678,318    $5,610,421
                                                              ===========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $   110,715    $   85,496
  Accounts payable..........................................      139,104       207,362
  Satellite purchase price payable..........................                    181,928
  Accrued employment costs..................................       45,271        44,797
  Customer advances.........................................       70,866        67,725
  Accrued interest and preferred dividends..................       51,645        49,093
  Other current liabilities.................................       45,049        37,770
  Income taxes payable......................................       31,904        19,708
                                                              -----------    ----------
         Total current liabilities..........................      494,554       693,879
Pension and other postretirement liabilities................       51,619        51,601
Long-term liabilities.......................................      180,275       177,300
Long-term debt..............................................    2,346,129     1,913,826
Minority interest...........................................       19,353        23,151
Commitments and contingencies (Notes 7, 8, 11 and 13)
Shareholders' equity:
  Series A convertible preferred stock, $.01 par value;
    150,000,000 shares authorized, 0 and 45,896,977 shares
    issued..................................................                        459
  Series B preferred stock, $.01 par value; 750,000 shares
    authorized and unissued.................................
  6% Series C convertible redeemable preferred stock
    ($674,922 and $745,472 redemption value), $.01 par
    value; 20,000,000 shares authorized, 13,497,863 and
    14,909,437 shares issued................................      665,809       735,437
  6% Series D convertible redeemable preferred stock
    ($400,000 redemption value), $.01 par value, 20,000,000
    shares authorized, 8,000,000 and 0 shares issued........      388,204
  Common stock, $.01 par value; 750,000,000 shares
    authorized, 298,323,283 and 245,204,432 shares issued...        2,983         2,452
  Paid-in capital...........................................    2,448,519     2,347,323
  Treasury stock, at cost; 174,195 shares...................       (3,360)       (3,360)
  Unearned compensation.....................................         (148)       (1,253)
  Retained deficit..........................................   (1,946,507)     (409,301)
  Accumulated other comprehensive income....................       30,888        78,907
                                                              -----------    ----------
         Total shareholders' equity.........................    1,586,388     2,750,664
                                                              -----------    ----------
                                                              $ 4,678,318    $5,610,421
                                                              ===========    ==========

                See notes to consolidated financial statements.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                 YEARS ENDED DECEMBER 31,
                                                       --------------------------------------------
                                                           2000            1999            1998
                                                       ------------    ------------    ------------
Revenues from satellite sales........................  $   809,815      $1,178,193      $1,117,721
Revenues from satellite services.....................      414,296         279,527         183,981
                                                       -----------      ----------      ----------
  Total revenues.....................................    1,224,111       1,457,720       1,301,702
Cost of satellite sales..............................      755,483       1,071,063         995,401
Cost of satellite services...........................      301,722         225,874         134,473
Selling, general and administrative expenses.........      252,992         223,046         205,608
                                                       -----------      ----------      ----------
Operating loss.......................................      (86,086)        (62,263)        (33,780)
Interest and investment income.......................      129,237          89,422          53,867
Interest expense.....................................     (170,836)        (89,297)        (51,209)
Gain on investments, net.............................       70,842                           5,494
                                                       -----------      ----------      ----------
Loss before income taxes, equity in net loss of
  affiliates, minority interest and Globalstar
  related impairment charges.........................      (56,843)        (62,138)        (25,628)
Income tax expense (benefit).........................        9,375         (32,516)         (3,871)
                                                       -----------      ----------      ----------
Loss before equity in net loss of affiliates,
  minority interest and Globalstar related impairment
  charges............................................      (66,218)        (29,622)        (21,757)
Equity in net loss of affiliates, net of tax benefits
  of $309,481, $15,496 and $6,324, respectively......   (1,294,910)       (177,819)       (120,417)
Minority interest, net of taxes......................        3,691           5,525           3,376
Globalstar related impairment charges, net of tax
  benefit of $13,169.................................     (112,241)
                                                       -----------      ----------      ----------
Net loss.............................................   (1,469,678)       (201,916)       (138,798)
Preferred dividends and accretion....................      (67,528)        (44,728)        (46,425)
                                                       -----------      ----------      ----------
Net loss applicable to common shareholders...........  $(1,537,206)     $ (246,644)     $ (185,223)
                                                       ===========      ==========      ==========
Loss per share -- basic and diluted..................  $     (5.20)     $    (0.85)     $    (0.68)
                                                       ===========      ==========      ==========
Weighted average shares outstanding:
  Basic and diluted..................................      295,839         290,232         273,402
                                                       ===========      ==========      ==========

                See notes to consolidated financial statements.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (in thousands, except per share amounts)

                                                          6% SERIES C         6% SERIES D
                                        SERIES A          CONVERTIBLE         CONVERTIBLE
                                      CONVERTIBLE         REDEEMABLE          REDEEMABLE
                                    PREFERRED STOCK     PREFERRED STOCK     PREFERRED STOCK      COMMON STOCK
                                    ----------------   -----------------   -----------------   ----------------
                                    SHARES             SHARES              SHARES              SHARES              PAID-IN
                                    ISSUED    AMOUNT   ISSUED    AMOUNT    ISSUED    AMOUNT    ISSUED    AMOUNT    CAPITAL
                                    -------   ------   ------   --------   ------   --------   -------   ------   ----------
Balance January 1, 1998...........   45,897   $ 459    14,909   $733,762                       200,951   $2,010   $1,216,377
Shares issued:
 Common stock and vested options
  issued to acquire Loral
  CyberStar.......................                                                              17,969     179       468,846
 Unvested options issued to
  acquire Loral CyberStar.........                                                                                     4,512
 Loral CyberStar note conversion
  and Fractional shares...........                                                                  32                    (5)
 Common stock sold to public,
  net.............................                                                              23,000     230       601,586
 Exercise of stock options and
  related tax benefits, net of
  shares tendered.................                                                                 739       8         8,112
 Employee savings plan............                                                               1,171      12        25,669
Unearned compensation.............                                                                                     5,658
Amortization of unearned
 compensation.....................
Preferred dividends $3.00 per
 share............................
Accretion to redemption value.....                                 1,675
Net loss..........................
Other comprehensive income........
Comprehensive loss................
                                    -------   -----    ------   --------   -----    --------   -------   ------   ----------
Balance December 31, 1998.........   45,897     459    14,909    735,437                       243,862   2,439     2,330,755
Shares issued:
 Exercise of stock options and
  related tax benefits............                                                                 288       3         3,442
 Employee savings plan............                                                                 944       9        16,640
 Exercise of warrants for common
  stock...........................                                                                 110       1             1
Forfeited unearned compensation...                                                                                    (3,755)
Unearned compensation.............                                                                                       240
Amortization of unearned
 compensation.....................
Preferred dividends $3.00 per
 share............................
Net loss..........................
Other comprehensive income........
Comprehensive loss................
                                    -------   -----    ------   --------   -----    --------   -------   ------   ----------
Balance December 31, 1999.........   45,897     459    14,909    735,437                       245,204   2,452     2,347,323
Shares issued:
 Exercise of stock options and
  related tax benefits............                                                                  31                   252
 Employee savings plan............                                                               3,213      32        25,658
 Conversion of Series A preferred
  stock to common stock and
  issuance expenses...............  (45,897)   (459)                                            45,897     459           (85)
 Conversion of Series C preferred
  stock to common stock and
  related issuance of additional
  common shares on conversion.....                     (1,411)   (69,628)                        3,862      39        75,471
 Issuance of Series D preferred
  stock, net......................                                         8,000    $388,204
 Warrant exercises................                                                                 116       1
Forfeited unearned compensation...                                                                                      (229)
Amortization of unearned
 compensation.....................
Amortization of restricted
 stocks...........................
Unearned compensation on grants to
 non-employees, including
 mark-to-market adjustment........                                                                                       129
Amortization of deferred
 compensation related to
 non-employees....................
Preferred dividends $3.00 per
 share............................
Net loss..........................
Other comprehensive income........
Realized gains included in net
 loss.............................
Comprehensive loss................
                                    -------   -----    ------   --------   -----    --------   -------   ------   ----------
Balance December 31, 2000.........            $        13,498   $665,809   8,000    $388,204   298,323   $2,983   $2,448,519
                                    =======   =====    ======   ========   =====    ========   =======   ======   ==========


                                                                             ACCUMULATED
                                                                                OTHER
                                                               RETAINED     COMPREHENSIVE       TOTAL
                                    TREASURY     UNEARNED      EARNINGS        INCOME       SHAREHOLDERS'
                                     STOCK     COMPENSATION    (DEFICIT)       (LOSS)          EQUITY
                                    --------   ------------   -----------   -------------   -------------
Balance January 1, 1998...........  $(1,680)     $  (249)     $    22,566     $  7,275       $ 1,980,520
Shares issued:
 Common stock and vested options
  issued to acquire Loral
  CyberStar.......................                                                               469,025
 Unvested options issued to
  acquire Loral CyberStar.........                (4,512)
 Loral CyberStar note conversion
  and Fractional shares...........                                                                    (5)
 Common stock sold to public,
  net.............................                                                               601,816
 Exercise of stock options and
  related tax benefits, net of
  shares tendered.................   (1,680)                                                       6,440
 Employee savings plan............                                                                25,681
Unearned compensation.............                (5,658)
Amortization of unearned
 compensation.....................                 2,188                                           2,188
Preferred dividends $3.00 per
 share............................                                (44,750)                       (44,750)
Accretion to redemption value.....                                 (1,675)
Net loss..........................                               (138,798)
Other comprehensive income........                                              33,604
Comprehensive loss................                                                              (105,194)
                                    -------      -------      -----------     --------       -----------
Balance December 31, 1998.........   (3,360)      (8,231)        (162,657)      40,879         2,935,721
Shares issued:
 Exercise of stock options and
  related tax benefits............                                                                 3,445
 Employee savings plan............                                                                16,649
 Exercise of warrants for common
  stock...........................                                                                     2
Forfeited unearned compensation...                 3,755
Unearned compensation.............                  (240)
Amortization of unearned
 compensation.....................                 3,463                                           3,463
Preferred dividends $3.00 per
 share............................                                (44,728)                       (44,728)
Net loss..........................                               (201,916)
Other comprehensive income........                                              38,028
Comprehensive loss................                                                              (163,888)
                                    -------      -------      -----------     --------       -----------
Balance December 31, 1999.........   (3,360)      (1,253)        (409,301)      78,907         2,750,664
Shares issued:
 Exercise of stock options and
  related tax benefits............                                                                   252
 Employee savings plan............                                                                25,690
 Conversion of Series A preferred
  stock to common stock and
  issuance expenses...............                                                                   (85)
 Conversion of Series C preferred
  stock to common stock and
  related issuance of additional
  common shares on conversion.....                                 (5,882)
 Issuance of Series D preferred
  stock, net......................                                                               388,204
 Warrant exercises................                                                                     1
Forfeited unearned compensation...                   229
Amortization of unearned
 compensation.....................                   846                                             846
Amortization of restricted
 stocks...........................                    79                                              79
Unearned compensation on grants to
 non-employees, including
 mark-to-market adjustment........                  (129)
Amortization of deferred
 compensation related to
 non-employees....................                    80                                              80
Preferred dividends $3.00 per
 share............................                                (61,646)                       (61,646)
Net loss..........................                             (1,469,678)
Other comprehensive income........                                              21,689
Realized gains included in net
 loss.............................                                             (69,708)
Comprehensive loss................                                                            (1,517,697)
                                    -------      -------      -----------     --------       -----------
Balance December 31, 2000.........  $(3,360)     $  (148)     $(1,946,507)    $ 30,888       $ 1,586,388
                                    =======      =======      ===========     ========       ===========

                See notes to consolidated financial statements.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        YEARS ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                  2000            1999            1998
                                                              ------------    ------------    ------------
Operating activities:
 Net loss...................................................  $(1,469,678)     $(201,916)      $(138,798)
 Non-cash items:
   Equity in net loss of affiliates, net of taxes...........    1,294,910        177,819         120,417
   Minority interest, net of taxes..........................       (3,691)        (5,525)         (3,376)
   Deferred taxes...........................................       (4,474)       (39,865)         (5,940)
   Non-cash interest and investment income..................      (40,682)       (22,877)        (14,249)
   Non-cash interest expense................................       37,074         33,758          20,474
   Depreciation and amortization............................      216,263        174,906         135,029
   Gain on investments, net.................................      (70,842)                        (5,494)
   Loss on ChinaSat agreement...............................                      35,492
   Loss on disposal of property, plant and equipment........                      12,696
   Globalstar related impairment charges, net of taxes......      112,241
Changes in operating assets and liabilities, net of
 acquisitions:
 Accounts receivable, net...................................       (8,448)       (19,360)         (4,086)
 Contracts-in-process.......................................      199,125        (65,253)        (72,413)
 Inventories................................................       30,908         67,117         (90,897)
 Other current assets.......................................       (6,173)       (13,098)         14,450
 Long-term receivables......................................       10,335         (5,486)          6,662
 Deposits...................................................       34,085        (54,350)         14,000
 Other assets...............................................       (9,247)       (63,739)        (16,056)
 Accounts payable...........................................      (90,558)        (7,517)          9,048
 Accrued expenses and other current liabilities.............       10,305          8,128          19,432
 Income taxes payable.......................................       11,492          6,914          (8,322)
 Customer advances..........................................        3,141        (90,547)         54,090
 Long-term liabilities......................................        2,975         61,000          51,844
 Other......................................................       (1,005)         4,770             980
                                                              -----------      ---------       ---------
Net cash provided by (used in) operating activities.........      258,056         (6,933)         86,795
                                                              -----------      ---------       ---------
Investing activities:
 Cash acquired in connection with Loral CyberStar
   acquisition..............................................                                      53,801
 Acquisition of businesses, net of cash acquired............                     (10,790)         (6,877)
 Proceeds from the sale of investment in affiliates, net....                                     246,867
 Proceeds from the sale of investments......................       97,137
 Investments in and advances to affiliates..................     (192,530)      (354,849)       (624,079)
 Advances repaid by affiliate...............................       23,487
 Purchase of Globalstar loans...............................      (67,950)
 Use and transfer of restricted and segregated cash.........      187,315        156,381         264,123
 Capital expenditures.......................................     (424,199)      (469,747)       (489,448)
                                                              -----------      ---------       ---------
Net cash used in investing activities.......................     (376,740)      (679,005)       (555,613)
                                                              -----------      ---------       ---------
Financing activities:
 Proceeds from the issuance of 6% Series D preferred stock,
   net......................................................      388,204
 Proceeds from the issuance of 9.5% senior notes, net.......                     343,875
 Proceeds from sale of common stock, net....................                                     601,816
 Proceeds from other stock issuances........................       25,857         20,095          32,121
 Borrowings under revolving credit facility, net............       55,762         70,000         150,000
 Borrowings under note purchase facility....................                      12,581          38,423
 Repayments under term loan.................................      (81,250)       (18,750)
 Repayments under revolving credit facility, net............      (50,000)
 Repayments under Export-Import facility....................       (2,146)        (2,146)         (2,146)
 Repayments of other long-term obligations..................       (1,917)        (1,896)         (7,819)
 Contributions from minority partners.......................                                      21,398
 Preferred dividends........................................      (61,646)       (44,728)        (44,750)
                                                              -----------      ---------       ---------
Net cash provided by financing activities...................      272,864        379,031         789,043
                                                              -----------      ---------       ---------
Increase (decrease) in cash and cash equivalents............      154,180       (306,907)        320,225
Cash and cash equivalents -- beginning of period............      239,865        546,772         226,547
                                                              -----------      ---------       ---------
Cash and cash equivalents -- end of period..................  $   394,045      $ 239,865       $ 546,772
                                                              -----------      ---------       ---------
Non-cash activities:
 Incurrence of debt to acquire creditors' interests in
   Globalstar credit facility...............................  $   500,000
                                                              ===========
 Conversion of Series A preferred stock to common stock.....  $       459
                                                              ===========
 Conversion of Series C preferred stock to common stock and
   related issuance of additional common shares on
   conversion...............................................  $    75,510
                                                              ===========
 Unrealized gain on available-for-sale securities...........  $    22,937      $  38,909       $  32,988
                                                              ===========      =========       =========
 Common stock issued to acquire Loral CyberStar.............                                   $ 469,025
                                                                                               =========
Supplemental information:
 Interest paid, net of capitalized interest.................  $   130,314      $  29,675       $   8,360
                                                              ===========      =========       =========
 Taxes paid.................................................  $     2,712      $   1,480       $   9,789
                                                              ===========      =========       =========

                See notes to consolidated financial statements.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND PRINCIPAL BUSINESS

     Loral Space & Communications Ltd. together with its subsidiaries ("Loral" or the "Company") is one of the world's leading satellite communications companies with substantial activities in satellite manufacturing and satellite-based communications services. Loral has assembled the building blocks necessary to provide a seamless, global networking capability for the information age. Loral is organized into three distinct operating businesses (see Note 16):

    Fixed Satellite Services ("FSS"): Leasing transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television ("DTH"), through the activities of Loral Skynet, Loral CyberStar, Inc. ("Loral CyberStar"), Loral Skynet do Brasil Ltda. ("Skynet do Brasil"), Satelites Mexicanos, S.A. de C.V. ("Satmex") and Europe*Star Limited ("Europe*Star");

    Satellite Manufacturing and Technology: Designing and manufacturing satellites and space systems and developing satellite technology for a broad variety of customers and applications through Space Systems/ Loral, Inc. ("SS/L"); and

    Data Services: Providing managed communications networks and Internet and intranet services through Loral CyberStar and delivering high-speed broadband data communications and business television and infomedia services through CyberStar, L.P. ("CyberStar LP").

     In addition, a subsidiary of Loral acts as the managing general partner of Globalstar, L.P. ("Globalstar"), which owns and operates a global telecommunications network designed to serve virtually every populated area of the world by means of a 52-satellite constellation, including four in-orbit spares (the "Globalstar System"). The Globalstar System commenced operations in the first quarter of 2000.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Loral, a Bermuda company, has a December 31 year-end. The consolidated financial statements for the three years ended December 31, 2000, include the results of Loral and its subsidiaries, including Loral CyberStar from April 1, 1998 (see Note 4) and have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). All intercompany transactions have been eliminated.

     Investments in Satmex, Europe*Star and Globalstar as well as other affiliates, are accounted for using the equity method. Income and losses of affiliates are recorded based on Loral's beneficial interest. Intercompany profit arising from transactions with affiliates is eliminated to the extent of the Company's beneficial interest. The excess carrying value of these investments over Loral's interest in the underlying net assets is being amortized in accordance with Loral's policy for costs in excess of net assets acquired and, if applicable, begins upon the commencement of commercial service of the affiliate. Advances to affiliates consist of amounts due under extended payment terms. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other obligations exist. In connection with Loral's investment in Globalstar and Europe*Star, Loral capitalized interest cost on its investment, until such entities commenced commercial operations. Certain of the Company's affiliates are subject to the risks associated with new businesses.

  Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses reported for the period. Actual results could differ from estimates.

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

  Restricted and Segregated Cash

     In connection with the acquisition of Loral CyberStar, Loral acquired cash and cash equivalents which were restricted in use to the payment of interest on Loral CyberStar's senior notes and payments for satellite construction. At December 31, 1999, Loral CyberStar had $50.0 million of restricted cash, which was subsequently used for interest payments on its senior notes and $137.3 million of segregated cash which was subsequently used towards the final payment on the purchase of Telstar 10/Apstar IIR (see Note 6).

  Concentration of Credit Risk

     Financial instruments which potentially subject Loral to concentrations of credit risk consist principally of cash and cash equivalents, foreign exchange contracts, contracts-in-process, long-term receivables and advances and loans to affiliates (see Note 7). Loral's cash and cash equivalents are maintained with high-credit-quality financial institutions. Historically, Loral's customers have been primarily large multinational corporations and U.S. and foreign governments for which the creditworthiness was generally substantial. In recent years, the Company has added commercial customers which include companies in emerging markets or the development stage, some of which are highly leveraged or partially funded. Management believes that its credit evaluation, approval and monitoring processes combined with negotiated billing arrangements mitigate potential credit risks with regard to the Company's current customer base.

  Accounts Receivable

     As of December 31, 2000 and 1999, accounts receivable was reduced by an allowance for doubtful accounts of $11.1 million and $4.6 million, respectively.

  Inventories

     Inventories consist principally of parts and subassemblies used in the manufacture of satellites which have not been specifically identified to contracts-in-process, and are valued at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) or average cost method.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line method for satellites and related equipment over the estimated useful lives of the related assets. Depreciation is provided primarily on an accelerated method for other owned assets over the estimated useful life of the related assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements.

     Costs incurred in connection with the construction and successful deployment of the Company's satellites and related equipment are capitalized. Such costs include direct contract costs, allocated indirect costs, launch costs, launch insurance and construction period interest. Capitalized interest related to the construction of

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

satellites for 2000, 1999 and 1998 was $12.2 million, $40.8 million and $34.7 million, respectively. All capitalized satellite costs are amortized over the estimated useful life of the related satellite. The estimated useful life of the satellites, ranging from 12 to 18 years, was determined by engineering analyses performed at the in-service date. Satellite lives are reevaluated periodically. Losses from unsuccessful launches and in-orbit failures of the Company's satellites, net of insurance proceeds, are recorded in the period a loss occurs.

  Cost in Excess of Net Assets Acquired

     The excess of the cost of purchased businesses over the fair value of net assets acquired is primarily being amortized over 40 years using the straight-line method. Accumulated amortization was $85.9 million and $58.9 million as of December 31, 2000 and 1999, respectively.

  Valuation of Long-Lived Assets and Cost in Excess of Net Assets Acquired

     The carrying value of Loral's long-lived assets, including investments in and advances to affiliates, and cost in excess of net assets acquired is reviewed for impairment whenever events or changes in circumstances indicate that an asset may not be recoverable. The Company looks to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

  Deposits

     Deposits primarily represent prepaid amounts on satellite launch vehicles which are expected to be utilized for the launch of customer or Company-owned satellites.

  Investments in Available-For-Sale Securities and Other Securities

     The Company's investment in Sirius Satellite Radio Inc. ("Sirius") and The Fantastic Corporation ("Fantastic") common stock are classified as available-for-sale, and are recorded at fair value, with the resulting unrealized gain or loss excluded from net loss and reported as a component of other comprehensive income (see Notes 3 and 12), until realized. In 2000, the Company sold approximately 1.9 million shares of Sirius common stock and approximately 542,000 shares of Fantastic common stock, realizing net gains of $69.7 million. As of December 31, 2000, the Company owned approximately 612,000 shares of Fantastic common stock, acquired at an average cost of $2.185 per share, which is included in other current assets. As of December 31, 1999, the Company owned approximately 1.2 million shares of Fantastic common stock acquired at an average cost of $2.185 per share and approximately 1.9 million shares of Sirius common stock, acquired at an average cost of approximately $13.16 per share, which is included in other long term assets. See also Note 7.

     In 1998, the Company wrote-off certain non-strategic equity investments totaling $29.5 million, which were determined to have no future value to Loral.

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

     Revenue from data services equipment sales are primarily recognized upon acceptance by the customer. Revenue from data services equipment sales under long-term fixed price contracts is recognized using the cost-to-cost percentage-of-completion method.

     The Company provides satellite capacity under lease agreements that generally provide for the use of satellite transponders and, in certain cases, earth stations for periods generally ranging from one year to the end of life of the satellite. Some of these agreements have certain obligations, including providing spare or substitute capacity, if available, in the event of satellite failure. If no spare or substitute capacity is available, the agreement may be terminated. Revenue under transponder lease and data services agreements is recognized as services are performed, provided that a contract exists, the price is fixed or determinable and collectibility is reasonably assured. Revenues under contracts that include fixed lease payment increases are recognized on a straight line basis over the life of the lease.

  Research and Development

     Independent research and development costs, which are expensed as incurred, were $55.1 million, $64.7 million and $68.5 million for 2000, 1999 and 1998, respectively, and are included in selling, general and administrative expenses.

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

  Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), Loral accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). The Company accounts for stock-based awards to nonemployees in accordance with SFAS 123 and its interpretations.

  Income Taxes

     As a Bermuda company, Loral Space & Communications Ltd. is subject to U.S. federal, state and local income taxation at regular corporate rates plus an additional 30% "branch profits" tax on any income that is effectively connected with the conduct of a U.S. trade or business. Loral's U.S. subsidiaries are subject to regular corporate tax on their worldwide income.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying tax rates in effect at the end of each year.

  New Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company adopted SFAS No. 133, as amended, on January 1, 2001. The adoption of SFAS No. 133 will result in a $1.7 million reduction in net income, net of tax, from a cumulative effect of a change in accounting principle, and a $1.2 million increase in comprehensive income, net of tax, in the Company's consolidated financial statements for the quarter ending March 31, 2001. The adoption will also impact assets and liabilities recorded on the Company's consolidated balance sheet.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101, as amended, was effective for the Company in the fourth quarter of 2000 and clarified the SEC's views on U.S. GAAP to revenue recognition in financial statements. The requirements of SAB No. 101 did not have a significant impact on the Company's consolidated financial position or results of operations.

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The Company has adopted the applicable disclosure requirements of SFAS No. 140 in its consolidated financial statements as of December 31, 2000. The Company is currently evaluating the impact of adopting the remaining provisions of SFAS No. 140, which will be effective for transactions entered into after March 31, 2001.

  Reclassifications

     Certain reclassifications have been made to conform prior year amounts to the current year's presentation.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

3.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The components of accumulated other comprehensive income (loss) are as follows (in thousands):

                                                                     YEARS ENDED
                                           DECEMBER 31,              DECEMBER 31,
                                         -----------------   ----------------------------
                                          2000      1999       2000      1999      1998
                                         -------   -------   --------   -------   -------
Cumulative translation adjustment......  $(1,513)  $  (265)  $ (1,248)  $  (881)  $   616
Unrealized gains on available-for-sale
  securities...........................   32,401    79,172     22,937    38,909    32,988
Realized gains included in net loss....                       (69,708)
                                         -------   -------   --------   -------   -------
Accumulated other comprehensive income
  (loss)...............................  $30,888   $78,907   $(48,019)  $38,028   $33,604
                                         =======   =======   ========   =======   =======

4.  ACQUISITIONS

  Fixed Satellite Services

     Loral CyberStar

     On March 20, 1998, Loral acquired all of the outstanding stock of Loral CyberStar in exchange for Loral common stock. Loral issued 18 million shares of its common stock and assumed existing Loral CyberStar vested options and warrants to purchase 1.4 million shares of Loral common stock representing an aggregate purchase price of $472.5 million. The purchase price represented $447.7 million in excess of Loral CyberStar's net book value, which was primarily allocated to cost in excess of net assets acquired of $619.7 million, and a fair value adjustment of $153.4 million to increase the carrying value of Loral CyberStar's senior notes and senior discount notes. In addition, Loral agreed to assume Loral CyberStar's unvested employee stock options, which resulted in a new measurement date and an unearned compensation charge of $4.5 million, which was amortized over the vesting periods of the options. Loral's consolidated financial statements include Loral CyberStar's results of operations from April 1, 1998.

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

     The above acquisitions were accounted for using the purchase method. Had the acquisition of Loral CyberStar occurred on January 1, 1998, the unaudited pro forma revenue, net loss applicable to common stockholders and related basic and diluted loss per share for the year ended December 31, 1998 would have been:
$1.3 billion, $205 million and $0.74, respectively. These results, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisition been consummated on January 1, 1998. The results of operations of Global Access were not considered material to the Company; accordingly, pro forma results have not been presented.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

5.  CONTRACTS-IN-PROCESS AND LONG-TERM RECEIVABLES

  Contracts-in-Process

                                                            DECEMBER 31,
                                                        --------------------
                                                          2000        1999
                                                        --------    --------
                                                           (IN THOUSANDS)
U.S. government contracts:
  Amounts billed......................................  $  8,285    $  9,003
  Unbilled receivables................................     4,098       6,965
                                                        --------    --------
                                                          12,383      15,968
                                                        --------    --------
Commercial contracts:
  Amounts billed......................................    50,587     213,514
  Unbilled receivables................................   117,898     190,967
                                                        --------    --------
                                                         168,485     404,481
                                                        --------    --------
                                                        $180,868    $420,449
                                                        ========    ========

     Unbilled amounts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed upon shipment of the product, achievement of contractual milestones, or completion of the contract and, at such time, are reclassified to billed receivables.

  Long-Term Receivables

     Billed receivables relating to long-term contracts are expected to be collected within one year. Loral classifies billings deferred and the orbital component of unbilled receivables expected to be collected beyond one year as long-term. Receivable balances related to satellite orbital incentive payments and billings deferred as of December 31, 2000 are scheduled to be received as follows (in thousands):

2001........................................................  $ 11,701
2002........................................................    24,874
2003........................................................    44,850
2004........................................................    26,833
2005........................................................     7,923
Thereafter..................................................    41,024
                                                              --------
                                                               157,205
Less current portion included in contracts-in-process.......   (11,701)
                                                              --------
Long-term receivables.......................................  $145,504
                                                              ========

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

6.  PROPERTY, PLANT AND EQUIPMENT

                                                           DECEMBER 31,
                                                     ------------------------
                                                        2000          1999
                                                     ----------    ----------
                                                          (IN THOUSANDS)
Land and land improvements.........................  $   25,073    $   25,073
Buildings..........................................      74,871        72,216
Leasehold improvements.............................      20,883        19,289
Satellites in-orbit, including satellite
  transponder rights of $298.4 million.............   1,648,691     1,648,691
Satellites under construction......................     267,700        80,892
Earth stations.....................................      50,987        53,309
Equipment, furniture and fixtures..................     299,740       259,640
Other construction in progress.....................      50,243        48,417
                                                     ----------    ----------
                                                      2,438,188     2,207,527
Accumulated depreciation and amortization..........    (493,373)     (322,552)
                                                     ----------    ----------
                                                     $1,944,815    $1,884,975
                                                     ==========    ==========

     On May 4, 1999, the Company's Orion 3 broadcast video and data communications satellite was placed into a lower-than-expected orbit after its launch on a Boeing Delta III rocket. According to Boeing, the Delta III rocket failed to complete its second stage burn, and, as a result, the satellite, manufactured by Hughes Space and Communications Corporation, achieved an orbit well below the planned final altitude and could not be used for its intended purpose. The satellite and launch were fully insured for approximately $266 million, which was received in 1999. DACOM Corporation, a Korean communications company which had purchased eight transponders on Orion 3 for a total of $89 million, had made prepayments of approximately $34 million to the Company. Under the agreement with DACOM, the amount prepaid was refunded in 1999.

     To replace Orion 3, on September 28, 1999, Loral CyberStar purchased from APT Satellite Company Limited ("APT") for approximately $273 million, the rights to all transponder capacity and existing customer leases on the Apstar IIR satellite (except for one C-band transponder retained by APT), and renamed the satellite the Telstar 10/Apstar IIR satellite. Loral CyberStar has full use of the transponders for the remaining life of Telstar 10/Apstar IIR. Loral CyberStar has the option to lease from APT replacement satellites upon the end of life of Telstar 10/Apstar IIR. In March 2000, the Company made the final payment to APT.

     Depreciation and amortization expense for property, plant and equipment was $182.4 million, $139.9 million and $106.2 million for 2000, 1999 and 1998, respectively. Accumulated depreciation and amortization as of December 31, 2000 and 1999 includes $29.0 million and $6.2 million, respectively, related to satellite transponders where Loral has the rights to transponders for the remaining life of the related satellite.

     Satellites in-orbit are either leased by customers or held for lease by the Company. Future minimum lease receipts due from customers under non-cancelable operating leases for transponder capacity on the

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

6.  PROPERTY, PLANT AND EQUIPMENT -- (CONTINUED)

Company's satellites in-orbit and for service agreements as of December 31, 2000, are as follows (in thousands):

2001.............................................  $  367,215
2002.............................................     358,773
2003.............................................     296,922
2004.............................................     240,141
2005.............................................     190,202
Thereafter.......................................     538,653
                                                   ----------
                                                   $1,991,906
                                                   ==========

7.  INVESTMENTS IN AND ADVANCES TO AFFILIATES

     Investments in and Advances to Affiliates consists of (in thousands):

                                                            DECEMBER 31,
                                                       ----------------------
                                                         2000         1999
                                                       --------    ----------
Globalstar:
  Equity and related investments.....................  $           $  658,317
  Vendor financing ($186 million principal amount as
     of December 31, 2000)...........................                 219,823
  Acquired notes and loans ($568 million principal
     amount as of December 31, 2000).................    50,267
                                                       --------    ----------
                                                         50,267       878,140
Globalstar service provider partnerships equity
  investments and advances...........................    11,400        62,933
Satmex equity investments............................    84,290        70,747
Europe*Star equity investments and advances..........   104,593        81,772
Other affiliate equity investments...................     1,108        23,883
                                                       --------    ----------
                                                       $251,658    $1,117,475
                                                       ========    ==========

     Equity in net loss of affiliates consists of (in thousands):

                                               YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                            2000          1999         1998
                                         -----------    ---------    ---------
Globalstar, net of tax benefit.........  $(1,256,772)   $ (98,980)   $ (67,016)
Globalstar service provider
  partnerships.........................      (37,903)     (10,881)      (7,995)
Satmex.................................       18,786      (33,403)     (16,317)
Europe*Star............................       (6,499)      (4,833)      (3,624)
SkyBridge, net of tax benefit..........         (566)     (13,211)     (25,465)
Other affiliates, net of tax benefit...      (11,956)     (16,511)
                                         -----------    ---------    ---------
                                         $(1,294,910)   $(177,819)   $(120,417)
                                         ===========    =========    =========

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

7.  INVESTMENTS IN AND ADVANCES TO AFFILIATES -- (CONTINUED)

     The consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                               2000        1999        1998
                                             --------    --------    --------
Revenues...................................  $161,730    $410,988    $623,668
Interest and investment income.............    70,616      36,306      12,521
Interest expense capitalized on development
  stage entities...........................     4,846      43,548      25,417
Elimination of Loral's proportionate share
  of intercompany profits..................     7,245       4,541       7,225
Amortization of excess carrying value,
  capitalized interest and intercompany
  profits related to investment in
  Globalstar...............................    29,444

  Globalstar

     A subsidiary of Loral is the managing general partner of Globalstar. In addition, Globalstar Telecommunications Limited ("GTL") acts as a general partner of Globalstar, which is its sole business. All funds raised by GTL to date have been used to purchase Globalstar securities. Partners in Globalstar have the right to convert their ordinary partnership interests into GTL common stock on an approximate one interest for four shares basis, under certain defined circumstances.

     In January 2001, Globalstar suspended indefinitely principal and interest payments on its debt in order to conserve cash for operations. Globalstar is currently in default under its $500 million credit facility due to Loral, its vendor financing facility with QUALCOMM, and its 11 3/8% senior notes due February 15, 2004. Globalstar expects that events of default will occur with regard to Globalstar's other three senior note indentures when interest payments become due in May and June of 2001. The aforementioned debt that is currently in default is now subject to immediate acceleration by its holders. Globalstar has retained The Blackstone Group as its financial adviser to assist in evaluating its business plan and to develop initiatives, including restructuring its debt, identifying funding opportunities and pursuing other strategic alternatives.

     As of December 31, 2000, the Company's direct and indirect investment in connection with Globalstar related activities included about 39% of Globalstar's common equity, about 27% of its debt, an investment in GTL preferred stock and investments in and advances to Globalstar service provider partnerships. During 2000, Loral recorded after-tax charges of approximately $1.4 billion ($ 1.7 billion pre-tax) related to Loral's investment in and advances in connection with Globalstar related activities, consisting of Loral's share of after-tax operating losses of $1.29 billion or approximately $1.6 billion on a pre-tax basis (including approximately $882 million representing Loral's after-tax share of Globalstar's impairment charges or approximately $1.2 billion on a pre-tax basis ) and after-tax impairment charges of $112 million ($125 million pre-tax), resulting from the write-down of investments in and advances to Globalstar service provider partnerships to their estimated fair values as of December 31, 2000.

     The Company's investment in Globalstar's $500 million credit facility is classified as an available-for-sale security. After reducing this investment to zero in connection with the Company recording its share of Globalstar's operating losses, the Company increased its investment in this security to its fair value of $50.3 million, with the resulting unrealized gain excluded from net loss and reported as a component of other comprehensive income (see Notes 3 and 12). As of December 31, 2000, the Company had recognized net unrealized gains in connection with this security of $32.7 million after taxes.

     After these charges, Loral's remaining investment in Globalstar related activities was $62 million as of December 31, 2000, consisting of $50.3 million relating to its investment in Globalstar's $500 million credit facility and $11.4 million relating to its investments in and advances to Globalstar service provider partnerships.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

7.  INVESTMENTS IN AND ADVANCES TO AFFILIATES -- (CONTINUED)

     Globalstar is currently developing a new business plan that will offer a basis for a restructuring proposal that it will provide to its creditors. If it is unable to effectuate an out-of-court restructuring, Globalstar may file for bankruptcy protection. Moreover, its creditors may seek to initiate involuntary bankruptcy proceedings against Globalstar. Loral's equity interests in Globalstar may be eliminated entirely in any such bankruptcy proceeding, as it might in an out-of-court restructuring. The Globalstar debt obligations that Loral holds are senior unsecured obligations that rank equally in right of payments with all other Globalstar debt obligations (see Note 13).

     Loral accounts for its investment in Globalstar on the equity method, recognizing its allocated share of net losses based on the direct and indirect ordinary partnership interests it owns. As of December 31, 2000, the market value of the 9.9 million shares of GTL stock owned by Loral, based on the last reported sale was $9 million.

     Loral's original investment in Globalstar was made in 1994 in connection with its formation. Loral has continued to make investments in Globalstar and GTL since its inception, including the following transactions during the year ended December 31, 2000:

     - In June 2000, Loral purchased $68 million of Globalstar notes due June 2003 in connection with the Company's guarantee of Globalstar's $250 million credit facility (see Note 13).

     - In September 2000, Loral purchased 1,120,187 shares of GTL common stock for $12 million.

     - In November 2000, Loral purchased the creditors' interests in Globalstar's $500 million credit facility, which it had guaranteed (see
       Note 8). The Company has classified this investment as an available-for-sale security (see Note 12).

     Also in 1999, Loral received warrants to purchase 3,450,000 Globalstar partnership interests, which expire August 2006, at an exercise price of $91 per interest (75% of the warrants had vested as of December 31, 2000), in consideration for guarantees relating to Globalstar's $500 million credit agreement (see Note 8).

     Loral has granted to certain of its officers and directors options to purchase 1,988,000 of its shares of GTL common stock. During 2000 and 1999, options were exercised to purchase 60,000 and 40,000 shares at a weighted average exercise price of $5.00 and $6.25 per share, respectively. At December 31, 2000, options to purchase 1,568,000 shares of common stock at a weighted average exercise price of $7.09 per share were outstanding. These options expire beginning in 2006.

     SS/L is the prime contractor for the construction and launch of Globalstar's satellites. SS/L has awarded subcontracts to third parties, including other investors in Globalstar, for substantial portions of the work under these contracts. As of December 31, 2000, Loral is constructing an additional eight spares under a separate contract. Billed and unbilled receivables due within one year under these contracts were ($12.6) million and $59.4 million, as of December 31, 2000 and 1999, respectively, and orbital incentives (described below) due within one year are included in contracts-in-process in the consolidated balance sheets.

     SS/L has provided $344 million of billings deferred under these construction contracts comprised of: $120 million of orbital incentives, of which $44 million was repaid in 1999, $60 million was repaid in 2000 and $8 million is scheduled to be received in 2001; $90 million of vendor financing, which bears interest at LIBOR plus 3% and is repayable over five years commencing in 2001; and $134 million of non-interest bearing vendor financing, due over five years in equal monthly installments, commencing in 2000. SS/L's terms with its subcontractors include $101 million of financing assumed by them, which is to be repaid on substantially similar terms (of which $52 million is non-recourse to SS/L in the event of non-payment by Globalstar due to bankruptcy) and is included in long-term liabilities on the consolidated balance sheets.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

7.  INVESTMENTS IN AND ADVANCES TO AFFILIATES -- (CONTINUED)

     The following table presents summary financial data for Globalstar as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                        2000        1999       1998
                                                     ----------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenues...........................................  $    3,650   $          $
Operating loss (including an impairment charge of
  $2,939,790 in 2000)..............................   3,472,998    186,505    146,684
Net loss...........................................   3,785,671    180,364    129,543
Preferred distributions............................      30,730     52,220     22,197
Net loss applicable to ordinary partnership
  interests........................................   3,816,401    232,584    151,740

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              -----------   ----------
BALANCE SHEET DATA:
Current assets.............................................   $   257,453   $  292,902
Total assets...............................................       702,276    3,781,459
Current liabilities........................................     2,599,121      671,302
Long-term debt, including vendor financing.................       448,051    2,055,422
Other long-term liabilities................................        50,318       26,406
Partners' capital (deficiency).............................    (2,395,214)   1,028,329

  Satmex

     In connection with the privatization by the Federal Government of Mexico (the "Mexican Government") of its fixed satellite services business, Loral and Principia, S.A. de C.V. ("Principia") formed a joint venture, Firmamento Mexicano, S.A. de R.L. de C.V. ("Holdings"). In 1997, Holdings acquired 75% of the outstanding capital stock of Satmex. As part of the acquisition, Servicios Corporativos Satelitales, S.A. de C.V. ("Servicios"), a wholly owned subsidiary of Holdings, issued a seven-year obligation to the Mexican Government (the "Government Obligation") in consideration for the assumption by Satmex of the debt incurred by Servicios in connection with the acquisition. The Government Obligation had an initial face amount of $125 million, which accretes at 6.03% and expires in December 2004. The debt of Satmex and Servicios is non-recourse to Loral and Principia; however, Loral and Principia have agreed to maintain assets in a collateral trust in an amount equal to the value of the Government Obligation through December 30, 2000 and, thereafter, in an amount equal to 1.2 times the value of the Government Obligation until maturity. As of December 31, 2000, Loral and Principia have pledged their respective shares in Holdings in such trust. Loral has a 65% economic interest in Holdings and a 49% indirect economic interest in Satmex.

     Loral and Principia are responsible for managing Satmex. They are entitled to receive an aggregate management fee, based on a sliding scale, applied to Satmex's quarterly gross revenues up to a maximum of 3.75% of each year's cumulative gross revenues. In 2000, Loral recognized management fee income of $2.7 million. Loral and Principia agreed to waive such fee for 1999 and 1998. Beginning in 1999, Loral licensed certain intellectual property to Satmex for a fee of up to 1.5% of Satmex's gross revenues, as defined, resulting in $2 million and $1 million of such fees in 2000 and 1999, respectively.

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

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

7.  INVESTMENTS IN AND ADVANCES TO AFFILIATES -- (CONTINUED)

     In May 2000, Satelites Enigma S.A. de C.V., a subsidiary of Principia, exercised its option to purchase 104,105 shares of Satmex preferred stock from Loral for $6.6 million in cash and Loral realized a gain of $1 million, which is included in gain on investments on Loral's consolidated statements of operations.

     In August 2000, Satmex announced that its Solidaridad 1 satellite ceased operation and was irretrievably lost. The loss was caused by the failure of the back-up control processor on board the satellite. Solidaridad 1, which was built by Hughes Space and Communications and launched in 1994, experienced a failure of its primary control processor in April 1999, and had been operating on its back-up processor since that time. Satmex received net insurance proceeds of $235 million relating to the loss of Solidaridad 1. Satmex has contracted with SS/L to build its replacement satellite. In connection with the loss of Solidaridad 1, Satmex recognized an after tax gain of $67 million, which resulted from the insurance proceeds in excess of the carrying amount of the satellite and the incremental costs associated with providing replacement capacity, as required by its contracts with its customers.

     The following table presents summary financial data for Satmex as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 (in thousands):

                                                YEARS ENDED DECEMBER 31,
                                            ---------------------------------
                                            2000(1)     1999(2)       1998
                                            --------    --------    ---------
STATEMENT OF OPERATIONS DATA:
Revenues..................................  $136,441    $135,520    $ 104,779
Operating income..........................    34,315      24,988       32,841
Net income (loss).........................    55,184     (46,663)     (23,650)
Net income (loss) applicable to common
  stockholders............................    53,677     (47,793)     (23,650)

                                                            DECEMBER 31,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
BALANCE SHEET DATA:
Current assets......................................  $  277,702    $   36,461
Total assets........................................   1,123,577     1,038,594
Current liabilities.................................      50,379        23,845
Long-term debt......................................     571,000       557,000
Long-term liabilities...............................     110,478       121,213
Shareholders' equity................................     391,720       336,536

---------------
(1) During 2000, Satmex recognized an after-tax gain of $67 million from its net insurance recovery on the loss of a satellite.

(2) During 1999, Satmex sold three Ku-band transponders on Satmex 5 to Loral Skynet for $25.5 million, resulting in a gain of $11.2 million. Loral's proportionate share of the profit on these transponders of $3.6 million was eliminated in Loral's consolidated results.

  Europe*Star

     Europe*Star, a joint venture between Loral and Alcatel, launched Europe*Star 1, an all Ku-band satellite, in October 2000. Alcatel was the primary contractor of Europe*Star 1, with SS/L acting as a subcontractor. During 2000 and 1999, Loral invested $6 million and $17 million in Europe*Star, respectively. As of December 31, 2000 and 1999 Loral owned 47% of Europe*Star. Pursuant to the terms of the shareholders agreement, Loral has permitted Alcatel to fund additional expenditures to develop Europe*Star's

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

7.  INVESTMENTS IN AND ADVANCES TO AFFILIATES -- (CONTINUED)

business and infrastructure through approximately $175 million in loans to the venture. Loral has the right to elect either to match the amount of such loans or permit Alcatel to elect to convert some or all its loans into equity, which could dilute Loral's equity in the venture to as little as approximately 22%. Loral has provided $38.1 million and $19.5 million of advances to Europe*Star as of December 31, 2000 and 1999, respectively. Europe*Star 1, marketed as part of the Loral Global Alliance, commenced service in January 2001.

  SkyBridge

     In June 1997, Loral and Alcatel formed a strategic partnership to jointly develop, deploy and operate high-speed global multimedia satellite networks that will bring high-bandwidth services to businesses and to consumers. The agreement includes cross investments in Loral's geostationary (GEO) satellite-based CyberStar LP project and Alcatel's LEO satellite-based SkyBridge project. Each company participates in the development of the two projects. The SkyBridge project is currently in the development stage. As of December 31, 2000, Loral had contributed to SkyBridge and Alcatel had contributed to CyberStar LP $46 million and $30 million, respectively. As of December 31, 2000, Loral owned approximately 14% of the outstanding partnership interests in SkyBridge. SS/L is a subcontractor for the construction of the SkyBridge satellites. There were no outstanding receivables related to this contract as of December 31, 2000.

     The following table presents summary financial data for SkyBridge as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 and cumulative (in thousands):

                                             CUMULATIVE
                                          FEBRUARY 26, 1997            YEARS ENDED
                                           (INCEPTION) TO              DECEMBER 31,
                                            DECEMBER 31,      ------------------------------
                                                2000            2000       1999       1998
                                          -----------------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenues................................      $               $          $          $
Operating loss..........................       367,733          46,196    129,639    144,624
Net loss................................       358,952          43,964    126,749    141,714

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
BALANCE SHEET DATA:
Current assets..............................................  $20,410   $46,572
Total assets................................................   20,625    46,811
Current liabilities.........................................   10,148    24,117
Net partners' capital.......................................   10,477    22,694

  Other Affiliates

     Other affiliates include Loral's investment in Mabuhay Space Holdings Limited ("Mabuhay"), which owns and operates certain satellite transponders. As of December 31, 2000, the Company's investment in Mabuhay had been reduced to zero. Loral recorded impairment charges relating to its investment in Mabuhay in 2000 and 1999 of $12 million and $15 million, respectively, net of related tax benefits.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

8.  LONG-TERM DEBT

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Term loan, 10.45% at December 31, 2000......................  $  300,000    $
Revolver, 9.95% at December 31, 2000........................     200,000
Term loan facility, 7.0% and 7.1% at December 31, 2000 and
  1999, respectively........................................     175,000       256,250
Revolving credit facility, 7.0% and 7.1% at December 31,
  2000 and 1999, respectively...............................     420,000       275,000
Note purchase facility......................................                   139,238
9.5% Senior notes due 2006..................................     350,000       350,000
Export-Import credit facility...............................      10,726        12,872
Other.......................................................         576           591
Non-recourse debt of Loral CyberStar:
  11.25% Senior notes due 2007 (principal amount $443
     million)...............................................     495,377       501,734
  12.5% Senior discount notes due 2007 (principal amount at
     maturity $484 million and accreted principal amount
     $427 million and $378 million at December 31, 2000 and
     1999, respectively)....................................     491,841       448,409
  Other.....................................................      13,324        15,228
                                                              ----------    ----------
Total debt..................................................   2,456,844     1,999,322
Less, current maturities....................................     110,715        85,496
                                                              ----------    ----------
                                                              $2,346,129    $1,913,826
                                                              ==========    ==========

     $500 Million Credit Agreement

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks for the build-out of the Globalstar System. Globalstar's $500 million credit facility was guaranteed by Loral Satellite, Inc. ("Loral Satellite") and Loral SatCom Ltd., wholly owned subsidiaries of Loral, for which Loral received 3,450,000 warrants to purchase Globalstar partnership interests (see Note 7). The guarantee was secured by the pledge of certain assets of Loral and its subsidiaries, including the stock of the guarantors and the Telstar 6 and Telstar 7 satellites.

     In November 2000, the assets of Loral SatCom Ltd. were transferred into Loral Satellite and Loral Satellite entered into a $500 million secured credit agreement with Bank of America, National Association and the other lenders party thereto (the "$500 Million Credit Agreement"). The $500 Million Credit Agreement provides for a $200 million three-year revolving credit facility (the "Revolver") and a $300 million term loan (the "Term Loan"). The Term Loan is subject to an amortization payment schedule as follows: 1% of the principal amount on each of January 15, 2001 and June 30, 2001; 15% of the principal amount on June 30, 2002; 25% of the principal amount on March 31, 2003; and 58% of the principal amount on August 15, 2003. All amounts outstanding under the Revolver are due and payable on August 15, 2003. Borrowings under the $500 Million Credit Agreement bear interest, at Loral Satellite's option, at various rates based on margins over the lead bank's base rate or the London Interbank Offer Rate for periods of one to six months. Loral Satellite pays a commitment fee on the unused portion of the Revolver.

     The $500 Million Credit Agreement is secured by certain assets of Loral Satellite, including the Telstar 6 and Telstar 7 satellites and the loans due to Loral under Globalstar's $500 million credit facility (see below), and the stock of Loral Satellite. Based on third party valuations, management believes that the fair value of

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

8.  LONG-TERM DEBT -- (CONTINUED)

Telstar 6 and Telstar 7 is in excess of $500 million. As of December 31, 2000, the net book value of Telstar 6 and Telstar 7 was approximately $350 million. Loral has also agreed to guarantee Loral Satellite's obligations under the $500 Million Credit Agreement, which guarantee agreement contains a minimum net worth covenant.

     The $500 Million Credit Agreement contains customary financial covenants, including maintenance of a minimum collateral coverage ratio, minimum net worth and EBITDA, as defined. The $500 Million Credit Agreement also contains customary limitations, including those on indebtedness, fundamental changes, asset sales, dividends, (except that Loral Satellite may pay dividends to its parent provided that after such dividends, Loral Satellite holds an intercompany note due from its parent or Loral for at least $100 million), investments, capital expenditures, creating liens (other than those created pursuant to the $500 Million Credit Agreement), prepayments or amendments of indebtedness, and transactions with affiliates.

     Proceeds from the $500 million of loans incurred under the $500 Million Credit Agreement were used by Loral Satellite to purchase all of the creditors' interests in the loans outstanding under Globalstar's $500 million credit agreement (see Note 7). The guarantee of Globalstar's $500 million credit agreement that had been provided by Loral Satellite and Loral SatCom Ltd. was terminated and released in connection with this transaction.

     Loral SpaceCom Credit Agreement

     The Amended and Restated Credit Agreement, dated as of November 14, 1997, as amended, among Loral SpaceCom Corporation ("Loral SpaceCom"), SS/L and the banks party thereto (the "Credit Agreement"), provides for a $275 million term loan facility (the "Term Loan Facility"), and a $500 million revolving credit facility (the "Revolving Credit Facility"), of which up to $175 million can be used for letters of credit and a separate $75 million letter of credit facility. The Credit Agreement matures in November 2002. The term loan facility requires repayment in 12 consecutive quarterly installments which began on December 31, 1999. The first four installments were $18.75 million each, with the final eight installments being $25 million each. The separate $75 million letter of credit facility has matured. Borrowings under the Credit Agreement are secured by the stock of Loral SpaceCom and SS/L and bear interest, at Loral SpaceCom's option, at various rates based on margins over the lead bank's base rate or the London Interbank Offer Rate ("LIBOR") for periods of one to six months. As of December 31, 2000, the net book value of the assets that secure the Credit Agreement was approximately $1 billion. Loral SpaceCom pays a commitment fee on the unused portion of the facilities. The Credit Agreement contains various customary covenants, including an interest coverage ratio and debt to capitalization ratios, as defined. In addition, the Credit Agreement contains limitations on indebtedness, liens, guarantee obligations, asset sales, dividends, investments and transactions with affiliates. Under the terms of the Credit Agreement, Loral SpaceCom may pay dividends to its parent if the cumulative dividend payments do not exceed 50% of cumulative net income, as defined, and the ratio of funded debt to EBITDA, as defined, is less than three to one. As of December 31, 2000, Loral SpaceCom had no capacity under this covenant to pay its parent any dividends. The Credit Agreement further provides that Loral SpaceCom may pay dividends to its parent of up to $70 million, subject to there being at least $700 million of shareholders' equity. In December 2000, Loral SpaceCom used up this capacity in full when it paid a $70 million dividend to its parent. Total borrowing availability under the Credit Agreement was $65.1 million at December 31, 2000.

     In 1994, SS/L entered into a $139.3 million note purchase facility with an Italian bank. Borrowings were determined by formula and were made in accordance with a specified schedule. The drawdown period expired on December 31, 1999. The note purchase facility matured in August 2000 and the outstanding balance of $139 million was rolled into the Revolving Credit Facility, which did not change the availability under the Revolving Credit Facility. Interest was charged at a weighted average annual rate of 4.26% and was paid semi-annually. Interest, however, on any borrowings that occurred after January 13, 1999 ($12.6 million at December 31, 1999) and until delivery of the satellites related to the specific borrowings that have taken place

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

8.  LONG-TERM DEBT -- (CONTINUED)

were at market rates for this period and not at the 4.26% rate. Prior to repayment, all borrowings under this facility reduced the amount available under the Credit Agreement.

     Other Credit Agreements

     In 1999, Loral sold $350 million principal amount of 9.5% Senior Notes due 2006 ("Senior Notes"). The Senior Notes are general unsecured obligations of Loral that: (1) are structurally junior in right of payment to all existing and future indebtedness of Loral's subsidiaries; (2) are equal in right of payment with all existing and future senior indebtedness of Loral (except as to assets pledged to secure such indebtedness); and (3) are senior in right of payment to any future indebtedness which is by its terms junior in right of payment to any senior indebtedness of Loral. Interest on the Senior Notes accrues at the rate of 9.5% per annum and is payable semi-annually. The Senior Notes will mature on January 15, 2006. Loral may redeem all or part of the Senior Notes on or after January 15, 2003. Prior to January 15, 2002, Loral may redeem up to 35% of the Senior Notes from the proceeds of certain equity offerings. Upon a change of control (as defined), each holder of Senior Notes will have the right to require Loral to repurchase such holder's Senior Notes at a price equal to 101% of the principal amount thereof plus accrued interest to the date of repurchase.

     SS/L borrowed a total of $42.9 million under an export-import credit facility (the "EX-IM Facility") with a Japanese bank. The EX-IM Facility is fully secured by a letter of credit arrangement with another bank. As of December 31, 2000, no amounts remained available for borrowing under this facility. The outstanding principal is to be repaid in semi-annual installments through November 1, 2005. Interest is charged at LIBOR less 1/4% and is payable semi-annually on May 1 and November 1.

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

     The Loral CyberStar senior notes are due in 2007, bear interest of 11.25% and pay interest semi-annually. The senior discount notes are due in 2007, bear interest of 12.5% and pay interest semi-annually commencing on July 15, 2002. The accreted principal value of the senior discount notes was $427 million and $378 million as of December 31, 2000 and 1999, respectively.

     Along with the issuance of each senior note and senior discount note, one warrant was issued to purchase shares of common stock. Upon the acquisition of Loral CyberStar, each warrant was converted so that it could purchase shares of Loral common stock. As of December 31, 2000, exercisable warrants for 78,300 shares of Loral common stock at an exercise price of $0.02 per share under the Loral CyberStar senior notes and 155,295 shares of Loral common stock at an exercise price of $0.03 per share under the Loral CyberStar senior discount notes are yet to be exercised.

     As of December 31, 2000, Loral believes it was in compliance with all covenants pertaining to its debt facilities.

     The aggregate maturities of total debt for the years 2001 through 2005 are as follows (in millions): $110.7, $544.9, $452.9, $3.9 and $4.1.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

9.  INCOME TAXES

     The (benefit) provision for income taxes on the loss before income taxes, equity in net loss of affiliates, minority interest and Globalstar related impairment charges consists of the following (in thousands):

                                                     YEARS ENDED DECEMBER 31,
                                                   -----------------------------
                                                     2000       1999      1998
                                                   --------   --------   -------
Current:
  U.S. federal...................................  $  2,527   $  5,591   $ 2,069
  State and local................................    11,322      1,758
                                                   --------   --------   -------
                                                     13,849      7,349     2,069
Deferred:
  U.S. federal...................................    (1,924)   (44,766)   (9,219)
  State and local................................    (2,550)     4,901     3,279
                                                   --------   --------   -------
                                                     (4,474)   (39,865)   (5,940)
                                                   --------   --------   -------
Total (benefit) provision for income taxes.......  $  9,375   $(32,516)  $(3,871)
                                                   ========   ========   =======

     The (benefit) provision for income taxes excludes the following (in thousands):

                                                     YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                    2000        1999      1998
                                                  ---------   --------   -------
Equity in net loss of Globalstar partnership:
  Current tax (benefit).........................  $           $ (4,836)  $  (354)
  Deferred tax (benefit) provision..............   (298,664)     1,405    (2,068)
Equity in net loss of other affiliates:
  Deferred tax (benefit)........................    (10,817)   (12,065)   (3,902)
                                                  ---------   --------   -------
Subtotal of amounts attributable to equity in
  net loss of affiliates........................   (309,481)   (15,496)   (6,324)
Globalstar related impairment charges:
  Deferred tax (benefit)........................    (13,169)
Minority interest for CyberStar L.P.:
  Current tax provision.........................        703        749        35
  Deferred tax (benefit) provision..............       (186)      (120)      600
Tax benefit from exercise of stock options,
  credited directly to shareholders' equity:
  Current tax (benefit).........................                            (366)
Unrealized gain on available-for-sale
  securities:
  Deferred tax provision........................     17,593

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

9.  INCOME TAXES -- (CONTINUED)

     The (benefit) provision for income taxes on the loss before income taxes, equity in net loss of affiliates, minority interest and Globalstar related impairment charges differs from the amount computed by applying the statutory U.S. Federal income tax rate because of the effect of the following items (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                            ------------------------------------
                                              2000          1999          1998
                                            --------      --------      --------
Tax (benefit) at U.S. statutory...........  $(19,895)     $(21,748)     $ (8,970)
  Federal income tax rate.................      (35%)         (35%)         (35%)
Permanent adjustments which change
  statutory amount:
  State and local income taxes, net of
    federal income tax....................     5,702         4,329         2,131
  Non-U.S. income and losses taxed at
    lower rates...........................    11,144         6,624        (5,235)
  Non-deductible amortization of cost in
    excess of net assets acquired.........     8,738         8,718         7,376
  Reversal of valuation allowance for
    Loral CyberStar pre-acquisition NOL
    carryforwards.........................                 (33,565)
  Other, net..............................     3,686         3,126           827
                                            --------      --------      --------
Net income tax (benefit) provision........  $  9,375      $(32,516)     $ (3,871)
                                            ========      ========      ========

     As of December 31, 2000, the Company had net operating loss carryforwards of approximately $690.6 million, which includes $136.4 million related to Loral CyberStar for its pre-acquisition tax years and $207.5 million related to foreign partner interests in Globalstar and CyberStar L.P., as well as tax credit carryforwards of approximately $2.6 million, which expire at varying dates from 2003 through 2020. Due to uncertainties regarding its ability to realize the benefits from a portion of these Loral CyberStar pre-acquisition net operating loss carryforwards as well as the loss carryforwards related to the foreign partner interests in Globalstar and Cyberstar L.P. and certain other deferred tax assets, the Company established a valuation allowance of $114.0 million as of December 31, 2000 against these net deferred tax assets. The valuation allowance was $52.1 million at December 31, 1999 and $70.9 million at December 31, 1998. The increase during 2000 primarily related to the additional reserve established for the benefit from the loss carryforwards related to the foreign partner interests in Globalstar. During 1999, the Company reversed a portion of its valuation allowance relating to the Loral CyberStar pre-acquisition loss carryforwards as a result of a tax law change. For the years ended December 31, 2000, 1999 and 1998, income (loss) before income taxes includes approximately $(25) million, $(20) million and $15 million, respectively, of non-U.S. source income (loss).

     The significant components of the net deferred income tax asset are (in thousands):

                                                            DECEMBER 31,
                                                       ----------------------
                                                         2000         1999
                                                       ---------    ---------
Postretirement benefits other than pensions..........  $  13,990    $  13,520
Inventoried costs....................................     43,603       55,158
Net operating loss and tax credit carryforwards......    255,161      138,724
Compensation and benefits............................     15,712       12,548
Premium on senior notes..............................    111,528       98,086
Investments in and advances to affiliates............    301,869       17,295
Other, net...........................................    (12,062)      (3,734)
Pension costs........................................     (6,024)      (3,436)
Property, plant and equipment........................   (186,957)    (129,530)

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

9.  INCOME TAXES -- (CONTINUED)

                                                            DECEMBER 31,
                                                       ----------------------
                                                         2000         1999
                                                       ---------    ---------
Income recognition on long-term contracts............    (97,332)    (130,780)
                                                       ---------    ---------
  Subtotal...........................................    439,488       67,851
Less valuation allowance.............................   (114,014)     (52,095)
                                                       ---------    ---------
  Net deferred income tax asset......................  $ 325,474    $  15,756
                                                       =========    =========

     The net deferred income tax asset is classified as follows (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                             2000       1999
                                                           --------    ------
Other current assets.....................................  $ 32,332    $6,743
                                                           ========    ======
Other assets.............................................  $293,142    $9,013
                                                           ========    ======

10.  SHAREHOLDERS' EQUITY

  Common Stock

     In 1998, Loral sold 23 million shares of its common stock for $27 per share. The net proceeds were $602 million, of which Loral used $175 million, net, to fund the purchase of Globalstar ordinary partnership interests (see Note
7).

  Series A Preferred Stock

     On March 31, 2000, Lockheed Martin Corporation ("Lockheed Martin") converted 45,896,978 shares of Loral's Series A preferred stock into 45,896,978 shares of Loral common stock. Loral filed a registration statement to register the resale by Lockheed Martin of the shares of common stock acquired upon the conversion of the Series A preferred stock, which became effective in May 2000. Loral has agreed to maintain the effectiveness of such registration until May 19, 2001, subject to certain extensions.

     Significant terms of the Company's Series A Preferred Stock included a liquidation preference of $.01 per share prior to pro rata participation with the common stock and the ability to convert to common stock upon the receipt of certain antitrust clearance before selling to an unaffiliated third party. The Series A Preferred Stock had the same voting rights as the Company's common stock except, it had no right to vote for the election of directors.

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

  6% Series C Convertible Preferred Stock

     In 1996, the Company sold $600 million of 6% Convertible Preferred Equivalent Obligations ("CPEO's"), which were mandatorily exchanged in 1997 into shares of the Company's 6% Series C Convertible Redeemable Preferred Stock ("Series C Preferred Stock"), resulting in a reclassification of these

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

10.  SHAREHOLDERS' EQUITY -- (CONTINUED)

amounts into shareholders' equity. In addition, the Company issued additional CPEOs and shares of Series C Preferred Stock in connection with the acquisition of interests in SS/L and Globalstar.

     In February 2000, 1.4 million shares of the Series C Preferred Stock were converted into 3.5 million shares of Loral common stock. In connection with this conversion, Loral issued to the converting shareholders 332,777 additional shares of its common stock, which approximated the dividend prepayments to which the holders would have been entitled if a provisional redemption of those securities had been made. The Series C Preferred Stock outstanding at December 31, 2000 had an aggregate liquidation preference equal to its $675 million aggregate redemption value and a mandatory redemption date of November 1, 2006. The Series C Preferred Stock is convertible into 33,744,658 shares of common stock of the Company at a conversion price of $20 per share (see Note 18).

     The Series C Preferred Stock is non-voting unless Loral does not pay dividends for an aggregate of six quarters, and with respect to dividend rights and rights upon liquidation, winding up and dissolution, ranks pari passu with Loral's 6% Series D Convertible Redeemable Preferred Stock ("Series D Preferred Stock") and senior to or pari passu with all other existing and future series of preferred stock of Loral and senior to Loral common stock. Prior to redemption, the Series C Preferred Stock is redeemable in cash at any time, in whole or in part, at the option of the Company (at a premium which declines over time). The Series C Preferred Stock is redeemable in cash, Loral common stock or a combination thereof, at the option by the Company, on the mandatory redemption date.

  6% Series D Convertible Preferred Stock

     In February 2000, Loral sold $400 million of Series D Preferred Stock due 2007 in an offering exempt from registration. The Series D Preferred Stock is convertible into 20,171,152 shares of common stock at a conversion price of $19.83 per share (see Note 18).

     The Series D Preferred Stock is non-voting, unless Loral does not pay dividends for six consecutive quarters, and with respect to dividend rights and rights upon liquidation, winding up and dissolution, ranks pari passu with Loral's Series C Preferred Stock and all other existing and future series of preferred stock of Loral and senior to Loral common stock. The Series D Preferred Stock is redeemable in cash, Loral common stock or a combination thereof, at the option by the Company, on the mandatory redemption date.

  Exchange Offers

     In March 2001, Loral announced increases in its exchange offers for shares of the Company's Series C Preferred Stock and Series D Preferred Stock. Under the terms of the voluntary exchange program, each share of Series C Preferred Stock may be now exchanged for 5.5 shares of common stock and each share of Series D Preferred Stock may now be exchanged for 5.7 shares of common stock. As of December 31, 2000, there were 13,497,863 shares of the Series C Preferred Stock outstanding and 8,000,000 shares of the Series D Preferred Stock outstanding. Each offer is extended to all outstanding shares of the related preferred stock, and is conditioned upon a minimum tender of 50% of that issue's outstanding shares, which may be waived at Loral's option. Both offers extend to all outstanding shares of the Series C and D preferred stock, and these offers remain open until 5 p.m., New York City time, April 5, 2001, unless extended again. Loral will incur a non-cash dividend charge in the period in which an exchange occurs. An exchange will have no impact on Loral's total shareholders' equity.

  Stock Plans

     On April 18, 2000, the Board of Directors of Loral approved a new stock option plan (the "2000 Plan") in order to provide an inducement to attract and retain the services of qualified employees. The 2000 Plan is intended to constitute a "broadly-based plan" as defined in Section 312.04(h) of the New York Stock Exchange ("NYSE") Listed Company Manual, which provides that at least 50% of grants thereunder

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

10.  SHAREHOLDERS' EQUITY -- (CONTINUED)

exclude senior management. The 2000 Plan provides for the grant of non-qualified stock options only. As of December 31, 2000, up to 22 million shares of common stock may be issued under the 2000 Plan, of which approximately 16 million options at a weighted average exercise price of $5.09 per share were outstanding as of December 31, 2000. Employees of Loral, its subsidiaries and affiliates are eligible to participate in the 2000 Plan. Such options become exercisable as determined by the Board, generally over three years, and generally expire no more than 10 years from the date of the grant. The 2000 Plan (but not outstanding options) will terminate on the tenth anniversary of its adoption.

     In April 1996, Loral established the 1996 Stock Option Plan. An aggregate of 18 million shares of common stock have been reserved for issuance. Under this plan, options are granted at the discretion of the Company's Board of Directors to employees of the Company and its affiliates. Such options become exercisable as determined by the Board, generally over three to five years, and generally expire no more than 10 years from the date of the grant.

     SFAS 123 requires the disclosure of pro forma net income and earnings per share as though the Company had adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six to twelve months following vesting; stock volatility, 45% in 2000, 30% in 1999 and 25% in 1998; risk free interest rate, 4.4% to 6.6% based on date of grant; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards, including stock-based compensation awards to employees of the Company's affiliates, had been amortized to expense over the vesting period of the awards, pro forma net (loss) applicable to common stockholders and related (loss) per share would have been $(1.55) billion or $(5.25) per diluted share, $(254.7) million or $(.88) per diluted share, and $(192.7) million or $(.70) per diluted share for 2000, 1999 and 1998, respectively.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

10.  SHAREHOLDERS' EQUITY -- (CONTINUED)

     A summary of the status of the Company's stock option plans as of December 31, 2000, 1999 and 1998 and changes during the periods then ended is presented below:

                                                                           WEIGHTED-
                                                                            AVERAGE
                                                                           EXERCISE
                                                                SHARES       PRICE
                                                              ----------   ---------
Outstanding at January 1, 1998..............................   6,760,450    $10.90
Granted at fair market value (weighted average fair value
  $5.63 per share)..........................................   3,737,400     21.73
Granted below fair market value (weighted average fair value
  $12.11 per share).........................................     600,000     11.72
Loral CyberStar stock options converted in connection with
  Acquisition (weighted average fair value $11.84 per
  share)....................................................   1,443,240     14.78
Exercised...................................................    (806,781)    12.15
Forfeited...................................................    (857,477)    13.34
                                                              ----------    ------
Outstanding at December 31, 1998............................  10,876,832     14.90
Granted at fair market value (weighted average fair value
  $5.48 per share)..........................................   3,799,100     16.62
Exercised...................................................    (287,635)    13.01
Forfeited...................................................  (1,031,433)    17.23
                                                              ----------    ------
Outstanding at December 31, 1999............................  13,356,864     15.25
Granted at fair market value (weighted average fair value
  $1.87 per share)..........................................  20,764,697      5.80
Exercised...................................................     (31,193)     9.09
Forfeited...................................................  (1,342,125)   $15.25
                                                              ----------    ------
Outstanding at December 31, 2000............................  32,748,243    $ 9.26
                                                              ==========    ======
Options exercisable at December 31, 2000....................   9,297,970    $12.67
                                                              ==========    ======
Options exercisable at December 31, 1999....................   5,667,416    $13.32
                                                              ==========    ======
Options exercisable at December 31, 1998....................   3,638,305    $12.44
                                                              ==========    ======

     The following table summarizes information about Loral's outstanding stock options at December 31, 2000:

                                                         DECEMBER 31, 2000
                                     ----------------------------------------------------------
                                                 OUTSTANDING
                                     -----------------------------------       EXERCISABLE
                                                   WEIGHTED                --------------------
                                                    AVERAGE     WEIGHTED               WEIGHTED
                                                   REMAINING    AVERAGE                AVERAGE
                                                  CONTRACTUAL   EXERCISE               EXERCISE
EXERCISE PRICE RANGE                   NUMBER     LIFE-YEARS     PRICE      NUMBER      PRICE
--------------------                 ----------   -----------   --------   ---------   --------
$ 2.97.............................   9,348,611      9.98        $ 2.97
$ 6.01 - $10.49....................  10,814,886      9.46          8.03    1,812,500    $ 8.00
$10.50 - $15.75....................   7,167,078      5.91         11.45    5,372,938     11.23
$15.76 - $23.84....................   3,423,382      8.34         16.71    1,157,302     16.78
$23.85 - $27.28....................   1,994,286      7.14         24.74      955,230     24.69
                                     ----------                            ---------
                                     32,748,243      8.57        $ 9.26    9,297,970    $12.67
                                     ==========                            =========

     All options granted during 2000 were non-qualified stock options. As of December 31, 2000, 7,178,763 shares of common stock were available for future grant under the plans.

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

     The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for 2000 and 1999, and a statement of the funded status as of December 31, 2000 and 1999, respectively.

                                                PENSION BENEFITS       OTHER BENEFITS
                                               -------------------   -------------------
                                                 2000       1999       2000       1999
                                               --------   --------   --------   --------
                                                            (IN THOUSANDS)
Reconciliation of benefit obligation
Obligation at January 1......................  $216,870   $225,957   $ 33,656   $ 37,187
Service cost.................................     7,569      8,821      1,522      1,580
Interest cost................................    18,288     16,499      2,838      2,576
Participant contributions....................     1,292      1,375        720        654
Plan amendments..............................      (121)
Actuarial (gain) loss........................    16,419    (24,152)     2,487     (6,443)
Benefit payments.............................   (12,212)   (11,630)    (2,730)    (1,898)
                                               --------   --------   --------   --------
Obligation at December 31....................  $248,105   $216,870   $ 38,493   $ 33,656
Reconciliation of fair value of plan assets
Fair value of plan assets at January 1.......  $310,952   $227,235   $  1,696   $  1,940
Actual return on plan assets.................   (25,519)    90,973         72         66
Employer contributions.......................     2,245      2,999      1,795        934
Participant contributions....................     1,292      1,375        720        654
Benefit payments.............................   (12,212)   (11,630)    (2,730)    (1,898)
                                               --------   --------   --------   --------
Fair value of plan assets at December 31.....  $276,758   $310,952   $  1,553   $  1,696
Funded status
Funded (unfunded) status at December 31......  $ 28,653   $ 94,082   $(36,939)  $(31,960)
Unrecognized prior service cost..............      (417)      (338)    (7,654)    (8,926)
Unrecognized (gain) loss.....................   (26,779)  (102,016)     8,597      6,127
                                               --------   --------   --------   --------
Net amount recognized........................  $  1,457   $ (8,272)  $(35,996)  $(34,759)
                                               ========   ========   ========   ========

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

11.  PENSIONS AND OTHER EMPLOYEE BENEFITS -- (CONTINUED)

     The following table provides the details of the net pension asset/(liability) recognized in the balance sheet as of December 31, 2000 and 1999, respectively (in thousands):

                                                            2000       1999
                                                          --------   --------
Prepaid benefit cost....................................  $ 18,084   $  8,570
Accrued benefit liability...............................   (16,627)   (16,842)
                                                          --------   --------
Net amount recognized...................................  $  1,457   $ (8,272)
                                                          ========   ========

     The Company has a supplemental retirement plan, which has an accumulated benefit obligation in excess of plan assets. The accumulated benefit obligation was $25.2 million and $23.8 million and the fair value of plan assets was $9.4 million and $9.0 million, as of December 31, 2000 and 1999, respectively.

     The following table provides the components of net periodic (benefit) cost for the plans for 2000, 1999 and 1998, respectively (in thousands):

                                     PENSION BENEFITS                OTHER BENEFITS
                              ------------------------------   ---------------------------
                                2000       1999       1998      2000      1999      1998
                              --------   --------   --------   -------   -------   -------
Service cost................  $  7,569   $  8,821   $  8,340   $ 1,522   $ 1,580   $ 1,460
Interest cost...............    18,288     16,499     15,358     2,838     2,576     2,553
Expected return on plan
  assets....................   (29,102)   (21,401)   (18,531)     (161)     (184)     (192)
Amortization of prior
  service cost..............       (41)       (34)         4    (1,272)   (1,272)   (1,272)
Amortization of net (gain)
  loss......................    (4,197)        18         20       106       238       319
                              --------   --------   --------   -------   -------   -------
Net periodic (benefit)
  cost......................  $ (7,483)  $  3,903   $  5,191   $ 3,033   $ 2,938   $ 2,868
                              ========   ========   ========   =======   =======   =======

     The principal actuarial assumptions were:

                                                         2000    1999    1998
                                                         ----    ----    ----
Discount rate..........................................  7.75%   8.00%   7.00%
Expected return on plan assets.........................  9.50%   9.50%   9.50%
Rate of compensation increase..........................  4.25%   4.25%   4.25%

     Actuarial assumptions used a health care cost trend rate of 7.35% decreasing gradually to 5.25% by 2003. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates for 2000 would have the following effects:

                                                      1% INCREASE   1% DECREASE
                                                      -----------   -----------
Effect on total of service and interest cost
  components of net periodic postretirement health
  care benefit cost.................................  $  708,000    $  (561,000)
Effect on the health care component of the
  accumulated postretirement benefit obligation.....   5,111,000     (4,126,000)

  Employee Savings Plan

     The Company has an employee savings plan which provides that the Company match the contributions of participating employees up to a designated level. Under this plan, the matching contributions in Loral common stock or cash were $6.2 million, $7.0 million and $6.1 million for 2000, 1999 and 1998, respectively.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

12.  FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

     The carrying amount of cash and cash equivalents and restricted cash approximates fair value because of the short maturity of those instruments. The fair value of the investments in available-for-sale securities are based on market quotations or, for the Companys investment in Globalstar's $500 million credit facility, the quoted market price of Globalstar's public debt securities (see Note 7). The fair value of the Company's long-term debt is based on carrying value for those obligations that have short-term variable interest rates on the outstanding borrowings and quoted market prices for obligations with long-term or fixed interest rates.

     The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                   DECEMBER 31,
                                ---------------------------------------------------
                                          2000                       1999
                                -------------------------   -----------------------
                                  CARRYING                   CARRYING       FAIR
                                   AMOUNT      FAIR VALUE     AMOUNT       VALUE
                                ------------   ----------   ----------   ----------
Cash and cash equivalents.....   $  394,045    $  394,045   $  239,865   $  239,865
Restricted and segregated
  cash........................                                 187,315      187,315
Investments in
  available-for-sale
  securities..................       51,331        51,331      106,783      106,783
Long-term debt, including
  current maturities..........    2,456,844     1,625,426    1,999,322    1,554,979

     The fair value of the investments in available-for-sale securities includes unrealized gains of $50 million and $79 million as of December 31, 2000 and 1999, respectively, which is included in accumulated other comprehensive income (see Note 3). The unrealized gain at December 31, 2000, relates substantially to the Company's investment in Globalstar's $500 million credit facility.

  Foreign Currency Hedges

     As of December 31, 2000 and 1999, the Company had foreign currency exchange contracts (forwards and swaps) with several banks to purchase and sell foreign currencies, primarily Japanese yen, aggregating $232.2 million and $106.3 million, respectively.

     Such contracts were designated as hedges of certain foreign contracts and subcontracts to be performed by SS/L through May 2006. The fair value of these contracts, based on quoted market prices, was $202.9 million and $104.6 million as of December 31, 2000 and 1999, respectively. As of December 31, 2000 and 1999, deferred gains on forward contracts to sell foreign currencies, primarily yen, were $21.8 million and $2.0 million, respectively, and deferred gains (losses) on forward contracts to purchase foreign currencies, primarily yen, were ($7.2) million and $0.3 million, respectively.

     The Company is exposed to credit-related losses in the event of non-performance by counter parties to these financial instruments, but does not expect any counter party to fail to meet its obligation.

     The maturity of foreign currency exchange contracts held as of December 31, 2000 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

12.  FINANCIAL INSTRUMENTS -- (CONTINUED)
under long-term contracts and payments to vendors under subcontracts. As of December 31, 2000, these foreign exchange contracts mature as follows (in thousands):

                                           TO PURCHASE             TO SELL
                                        ------------------   -------------------
                                           AT        AT         AT         AT
                                        CONTRACT   MARKET    CONTRACT    MARKET
          YEARS TO MATURITY               RATE      RATE       RATE       RATE
          -----------------             --------   -------   --------   --------
1.....................................  $54,986    $51,413   $ 74,741   $ 66,341
2 to 5................................   16,097     13,648     75,584     63,860
6 to 10...............................    5,133      3,635      5,674      3,967
                                        -------    -------   --------   --------
                                        $76,216    $68,696   $155,999   $134,168
                                        =======    =======   ========   ========

13.  COMMITMENTS AND CONTINGENCIES

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of capitalized interest as of May 2000) with Qualcomm that replaced the previous $100 million vendor financing agreement. The terms of the vendor financing provided for interest at 6%, a maturity date of August 15, 2003 and required repayment pro rata with the term loans due to Loral under Globalstar's $500 million credit facility (see Note 8). As of December 31, 2000, $550.7 million was outstanding under this facility (including $50.7 million of capitalized interest). In connection with this agreement, Qualcomm received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $42.25 per interest. The exercise price was determined by reference to the fair market value of GTL's common stock on the closing date of the vendor financing, based on an approximate one partnership interest for four shares of GTL common stock. 50% of the warrants vested on the closing date, 25% vested on September 1, 2000 and 25% will vest on September 1, 2001. The warrants will expire in 2007.

     Loral has agreed that if the principal amount (excluding capitalized interest of $42.5 million at December 31, 2000) outstanding under the Qualcomm vendor financing facility exceeds the principal amount outstanding under Globalstar's $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount.

     The Company had outstanding letters of credit of approximately $18.2 million and $118 million as of December 31, 2000 and 1999, respectively. The Company also had Canadian Dollar letters of credit outstanding of approximately $20 million and $12.5 million as of December 31, 2000 and 1999, respectively.

     Due to the long lead times required to produce purchased parts and launch vehicles, the Company has entered into various purchase commitments with suppliers. These commitments aggregated approximately $505 million as of December 31, 2000, and primarily related to satellite backlog.

     Loral Skynet has entered into prepaid leases and sales contracts relating to transponders on its satellites. Under the terms of these agreements, Loral Skynet continues to operate the satellites which carry the transponders and provides a warranty for a period of 10 to 14 years, in the case of sales contracts, and the lease term, in the case of the prepaid leases. Depending on the contract, Loral Skynet may be required to replace transponders which do not meet operating specifications. All customers are entitled to a refund equal to the reimbursement value if there is no replacement. In the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

13.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

     Eleven of the satellites built by SS/L and launched since 1997, four of which are owned and operated by Loral's subsidiaries or affiliates, have experienced minor losses of power from their solar arrays. SS/L is currently investigating the cause of these failures. Although, to date, neither the Company nor any of the customers using the affected satellites have experienced any degradation in performance, there can be no assurance that one or more of the affected satellites will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite's design, when in the life of the affected satellite the loss occurred and the number and type of use being made of transponders then in service. Until the cause of the failures can be identified or other adequate remedial measures can be taken, launches of satellites under construction and construction of new satellites may be delayed. Delays in the production or launch of satellites could have a material adverse effect on the operation of SS/L's business and the complete or partial loss of satellites could result in a loss of orbital incentive payments and, in the case of satellites owned by Loral subsidiaries and affiliates, a loss of revenue and customers. This investigation is in its very early stages and not all relevant information is now known. Based upon information currently available, including design redundancies to accommodate small power losses and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, the Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

     In late 1998, following the launch of an SS/L-built satellite sold to PanAmSat, a manufacturing error was discovered that affected the geographical coverage of the Ku-band transponders on the satellite. On January 6, 2000, PanAmSat filed an arbitration proceeding in connection with this error claiming damages of $225 million for lost profits and increased sales and marketing costs. SS/L believes it has meritorious defenses to the claim and that its liability is limited to a loss of a portion of the applicable orbital incentives, the estimated impact of which is included in Loral's consolidated financial statements. PanAmSat has received a recovery from its insurance carrier that should reduce any damage claim. Loral and PanAmSat have reached an agreement in principle, subject to documentation, and in light of reserves provided, this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

     SS/L has an agreement with Alcatel Space Industries pursuant to which the parties have agreed generally to operate as a team on satellite programs worldwide. In addition, Alcatel Space has certain rights as a strategic partner of SS/L for so long as it continues to hold at least 81.6% of the Loral securities that it acquired in 1997 in exchange for SS/L stock that it previously owned. Alcatel is permitted two representatives on SS/L's seven-member board of directors, and certain actions require the approval of its board representatives. Alcatel also has certain rights to purchase SS/L shares at fair market value in the event of a change of control (as defined) of either Loral or SS/L, including the right to use its Loral holdings as part of the SS/L purchase price. These arrangements are terminable upon one-year's notice by either party, and SS/L gave the contemplated one-year notice to Alcatel on February 22, 2001. Alcatel filed suit on March 16, 2001 in the United States District Court for the Southern District of New York against Loral and SS/L alleging various breaches of the agreements, seeking declaratory and injunctive relief to enforce its rights thereunder and challenging the effectiveness of the termination.

     SS/L was informed in 1998 that it was a target of a grand jury investigation being conducted by the office of the U.S. Attorney for the District of Columbia with respect to possible violations of export control laws that may have occurred in connection with the participation of SS/L employees on a committee formed in the wake of the 1996 crash of a Long March rocket in China and whose purpose was to consider whether studies of the crash made by the Chinese had correctly identified the cause of the failure. The Company is not in a position to predict the direction or outcome of the investigation. If SS/L were to be indicted and convicted of a criminal violation of the Arms Export Control Act, it would be subject to a fine of $1 million per violation and could be debarred from certain export privileges and, possibly, from participation in government contracts.

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

     On December 23, 1998, the Office of Defense Trade Controls, or ODTC, of the U.S. Department of State temporarily suspended a previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. According to ODTC, the purpose of the temporary suspension was to permit that agency to review the agreement for conformity with then newly-enacted legislation (Section 74 of the Arms Export Control Act) with respect to the export of missile equipment and technology. In addition, SS/L was required to re-apply for new export licenses from the State Department to permit the launch of ChinaSat-8 on a Long March launch vehicle, when the old export licenses issued by the Commerce Department, the agency that previously had jurisdiction over satellite licensing, expired in March 2000. On January 4, 2001, the ODTC, while not rejecting these license applications, notified SS/L that they were being returned without action. SS/L and the State Department are now in discussions regarding SS/L's obtaining the approvals required for the launch of ChinaSat-8.

     In December 1999, SS/L reached an agreement with ChinaSat to extend the date for delivery of the ChinaSat-8 satellite to July 31, 2000. In return for this extension and other modifications to the contract, SS/L provided to ChinaSat two 36 MHz and one 54 MHz transponders on Telstar 10/Apstar IIR for ChinaSat's use for the life of those transponders. As a result, SS/L recorded a charge to earnings of $35 million in 1999. If ChinaSat were to terminate its contract with SS/L as a result of these delays, SS/L may have to refund $134 million in advances received from ChinaSat and may incur penalties of up to $11 million and believes it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer, which resale cannot be guaranteed. To the extent that SS/L is able to recover some or all of its $52 million deposit payment on the Chinese launch vehicle, this recovery would offset a portion of such payments. There can be no assurance, however, that SS/L will be able to either obtain a refund from the launch provider or to find a replacement customer for the Chinese launch vehicle.

     In March 1999, jurisdiction for satellite licensing was transferred from the Commerce Department to the State Department and the State Department has issued regulations relating to the export of and disclosure of technical information related to, satellites and related equipment. It has been SS/L's experience that obtaining licenses and technical assistance agreements under these new regulations takes more time and is considerably more burdensome than in the past. Delays in obtaining the necessary licenses and technical assistance agreements may delay SS/L's performance on existing contracts, and, as a result, SS/L may incur penalties or lose incentive payments under these contracts. In addition, such delays may have an adverse effect on SS/L's ability to compete against unregulated foreign satellite manufacturers for new satellite contracts.

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

     Loral holds debt obligations from Globalstar (see Note 7). In a bankruptcy or restructuring proceeding involving Globalstar, challenges could be initiated seeking subordination or recharacterization of the debt Loral holds from Globalstar. While we know of no reason why such a claim would prevail with respect to the debt Loral holds in Globalstar, there can be no assurance that such claims will not be made in any restructuring or bankruptcy proceeding involving Globalstar. Moreover, there can be no assurance that actions will not be initiated in a Globalstar bankruptcy proceeding to characterize payments previously made by Globalstar to Loral as preferential payments subject to repayment. Loral also may be subject to other claims brought by Globalstar creditors and securities holders, who may seek to impose liabilities on the Company as a result of the Company's relationships with Globalstar. For example, see Globalstar Related Matters below.

     The Company has estimated the recovery of certain insurance proceeds in its consolidated financial statements as of December 31, 2000, in connection with an insurance claim currently being negotiated with its insurance carrier. Management believes that the ultimate resolution of these negotiations will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

     The Company is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, the Company does not believe that any of these other existing legal matters will have a material adverse effect on its consolidated financial position or results of operations.

     Globalstar Related Matters. On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against Globalstar Telecommunications Limited ("GTL") in the United States District Court for the Southern District of New York. The other defendants named in the complaint are Loral Space & Communications Ltd. and Bernard Schwartz. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL's business and prospects; and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf this lawsuit has allegedly been asserted consists of all buyers of GTL common stock from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related or affiliated therewith (the "Excluded Persons").

     Eleven additional purported class action complaints were filed in the United States District Court for the Southern District of New York by plaintiffs Chaim Kraus, L.A. Murphy, Eddie Maiorino, Damon Davis, Iskander Batyrev, Shelly Garfinkel, Sequoia Land Development, Inc. and Phil Sigel, Michael Ceasar, as Trustee for Howard Gunty Profit Sharing Plan, Colin Barry, James D. Atlas and Lawrence Phillips, on each of March 2, 2001, March 2, 2001, March 6, 2001, March 7, 2001, March 7, 2001, March 9, 2001, March 16, 2001, March 21, 2001, March 21,
2001, March 22, 2001 and March 23, 2001, respectively. These complaints allege claims against GTL, Loral and Mr. Schwartz (and, in the case of the Sequoia/Sigel and Atlas complaints, two additional individual defendants -- Messrs. Michael DeBlasio and Anthony Navarra) that are

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

13.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

substantially identical to those set forth in the Eismann action. The class of plaintiffs on whose behalf these lawsuits have been asserted are: with respect to the Kraus, Davis, Maiorino, Batyrev, Ceasar and Phillips actions, buyers of GTL common stock in the period from December 6, 1999 through October 27, 2000; with respect to the Murphy and Barry actions, buyers of GTL securities in the period from December 6, 1999, through October 27, 2000; with respect to the Sequoia/Sigel and Atlas actions, buyers of GTL common stock in the period from December 6, 1999 through July 19, 2000; and with respect to the Garfinkel action, buyers of GTL debt securities in the period from December 6, 1999 through October 27, 2000, in each case, other than the Excluded Persons.

     Loral believes that it has meritorious defenses to the above Globalstar Related Matters and intends to pursue them vigorously.

  Lease Arrangements

     The Company leases certain facilities, equipment and transponder capacity under agreements expiring at various dates. Certain leases covering facilities contain renewal and or purchase options which may be exercised by the Company. Rent expense, net of sublease income of $4.7 million, $4.5 million and $2.6 million, was $62.7 million, $39.8 million and $26.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following as of December 31, 2000 (in thousands):


2001........................................................  $ 47,819
2002........................................................    37,138
2003........................................................    30,743
2004........................................................    21,743
2005........................................................    30,281
Thereafter..................................................    95,480
                                                              --------
                                                              $263,204
                                                              ========

     Future minimum payments have been reduced by minimum sublease rentals of $16.6 million due in the future under non-cancelable subleases.

14.  RELATED PARTY TRANSACTIONS

     In connection with contract performance, Loral provided services to and acquired services from Lockheed Martin. A summary of such transactions and balances as of December 31, 2000 and 1999, and for the three years ended December 31, 2000, respectively, is as follows (in thousands):

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                      -------------------------------
                                                        2000        1999       1998
                                                      --------    --------    -------
Revenue from services sold..........................  $           $    399    $ 1,301
Cost of purchased goods and services................   155,510     151,053     70,569
Balance at year end:
  Receivable........................................  $           $    916
  Payable...........................................     2,006      60,496
                                                      --------    --------
Net payable.........................................  $  2,006    $ 59,580
                                                      ========    ========

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

14.  RELATED PARTY TRANSACTIONS -- (CONTINUED)

     Loral's sales to, purchases from, and balances with three international aerospace and communications companies, including the effect of the related party transactions in Note 7, as of December 31, 2000 and 1999, and for the three years ended December 31, 2000, respectively, were as follows (in thousands):

                                                           2000      1999       1998
                                                         --------   -------   --------
Revenue from goods and services sold...................  $  7,348   $13,360   $ 40,791
Cost of purchased goods and services...................   239,920    80,130    190,070
Balance at year end:
  Receivable...........................................  $  1,041   $ 1,524
  Payable..............................................    16,476    17,190
                                                         --------   -------
Net payable............................................  $ 15,435   $15,666
                                                         ========   =======

15.  LOSS PER SHARE

     Basic loss per share is computed based upon the weighted average number of shares of common stock and the Series A Preferred Stock outstanding. Diluted loss per share excludes the assumed conversion of the Series C Preferred Stock and the Series D Preferred Stock into 33,744,658 and 20,171,152 shares of common stock, respectively, as their effect would have been antidilutive for the years ended December 31, 2000, 1999 and 1998, respectively. For 2000, 1999 and 1998, weighted options equating to approximately 0.3 million, 1.2 million and 1.8 million shares of common stock, respectively, as calculated using the treasury stock method, were excluded from the calculation of diluted loss per share, as the effect would have been antidilutive.

     The following table sets forth the computation of basic and diluted loss per share:

                                                             YEARS ENDED DECEMBER 31,
                                                      --------------------------------------
                                                          2000          1999         1998
                                                      ------------   ----------   ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net loss..........................................   $1,469,678     $201,916     $138,798
  Preferred dividends and accretion.................       67,528       44,728       46,425
                                                       ----------     --------     --------
  Numerator for basic and diluted loss per share --
     net loss applicable to common stockholders.....   $1,537,206     $246,644     $185,223
                                                       ==========     ========     ========
Denominator:
  Weighted average shares:
       Common stock.................................      284,491      244,335      227,505
       Series A preferred stock.....................       11,348       45,897       45,897
                                                       ----------     --------     --------
  Denominator for basic and diluted loss per
     share..........................................      295,839      290,232      273,402
                                                       ==========     ========     ========
Basic and diluted loss per share....................   $     5.20     $   0.85     $   0.68
                                                       ==========     ========     ========

16.  SEGMENTS

     Loral is organized into three distinct operating businesses: Fixed Satellite Services, Satellite Manufacturing and Technology and Data Services (see Note 1). In addition, a subsidiary of Loral also acts as the managing general partner of Globalstar, which is included in the results of Global Mobile Telephone Service.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

16.  SEGMENTS -- (CONTINUED)

     In evaluating financial performance, management uses revenues and earnings before interest, taxes and depreciation and amortization ("EBITDA") as the measure of a segment's profit or loss. Segment results include the results of its subsidiaries and its affiliates, Satmex, Europe*Star and Globalstar, which are accounted for using the equity method in Loral's consolidated financial statements. Intersegment revenues primarily consists of satellites under construction by Satellite Manufacturing and Technology for Fixed Satellite Services and Global Mobile Telephone Service and sales by Fixed Satellite Services to Data Services and Satellite Manufacturing and Technology for the lease of transponder capacity. The accounting policies of the reportable segments are the same as those described in Note 2.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

16.  SEGMENTS -- (CONTINUED)
Summarized financial information concerning the reportable segments is as follows (in thousands):

                            2000 SEGMENT INFORMATION

                                                SATELLITE                                                  GLOBAL
                                   FIXED      MANUFACTURING                                                MOBILE
                                 SATELLITE         AND           DATA                                    TELEPHONE
                                SERVICES(1)   TECHNOLOGY(2)   SERVICES(3)   CORPORATE(4)    SUBTOTAL     SERVICE(5)      TOTAL
                                -----------   -------------   -----------   ------------   -----------   ----------      -----
REVENUES AND EBITDA:
Revenue from external
  customers...................  $  412,832     $  657,194       $129,096                   $ 1,199,122   $    3,650   $ 1,202,772
Intersegment revenue..........      48,128        345,102            672                       393,902                    393,902
                                ----------     ----------       --------                   -----------   ----------   -----------
Operating segment revenues....  $  460,960     $1,002,296       $129,768                     1,593,024        3,650     1,596,674
                                ==========     ==========       ========
Revenue of unconsolidated
  affiliates(6)...............                                                                (136,441)      (3,650)     (140,091)
Intercompany revenues (7).....                                                                (232,472)                  (232,472)
                                                                                           -----------                -----------
Operating revenues as
  reported....................                                                             $ 1,224,111                $ 1,224,111
                                                                                           ===========                ===========
Segment EBITDA before
  Broadband investment and
  eliminations................  $  281,826     $   35,529       $(29,939)     $(44,431)    $   242,985   $ (210,574)  $    32,411
Broadband Investment(8).......                                   (21,676)                      (21,676)                   (21,676)
                                                                                           -----------   ----------   -----------
Segment EBITDA before
  eliminations................                                                                 221,309     (210,574)       10,735
EBITDA of unconsolidated
  affiliates(6)...............                                                                 (78,926)     210,574       131,648
Intercompany EBITDA(7)........                                                                 (12,206)                   (12,206)
                                                                                           -----------                -----------
EBITDA(9).....................                                                                 130,177                    130,177
Depreciation and
  amortization(10)............                                                                (216,263)                  (216,263)
                                                                                           -----------                -----------
Operating loss................                                                             $   (86,086)               $   (86,086)
                                                                                           ===========                ===========
OTHER DATA:
Depreciation and amortization
  before affiliate
  eliminations(10)............  $  213,083     $   37,733       $ 19,601      $  2,828     $   273,245   $  324,334   $   597,579
                                ==========     ==========       ========      ========
Depreciation and amortization
  of unconsolidated
  affiliates(6)(10)...........                                                                 (56,982)    (324,334)     (381,316)
                                                                                           -----------                -----------
Depreciation and
  amortization(10)............                                                             $   216,263                $   216,263
                                                                                           ===========                ===========
Capital expenditures before
  affiliate eliminations......  $  489,499     $   22,217       $ 22,662      $  2,067     $   536,445   $  129,181   $   665,626
                                ==========     ==========       ========      ========
Capital expenditures of
  unconsolidated
  affiliates(6)...............                                                                (112,246)    (129,181)     (241,427)
                                                                                           -----------                -----------
Capital expenditures..........                                                             $   424,199                $   424,199
                                                                                           ===========                ===========
Total assets before affiliate
  eliminations................  $4,021,616     $1,155,219       $226,155      $731,116     $ 6,134,106   $  702,276   $ 6,836,382
                                ==========     ==========       ========      ========
Total assets of unconsolidated
  affiliates(6)...............                                                              (1,455,788)    (702,276)   (2,158,064)
                                                                                           -----------                -----------
Total assets..................                                                             $ 4,678,318                $ 4,678,318
                                                                                           ===========                ===========

---------------

 (1) Fixed satellite services includes 100% of the following companies since their respective dates of acquisition: Loral CyberStar's transponder leasing business acquired on March 20, 1998 and Europe*Star, a 47% equity investee, since December 1998. Also includes Loral's subsidiary, Loral Skynet do Brasil, since November 2000. The 1999 results include $25.5 million in revenues and $11.2 million in EBITDA, respectively, from the sale by Satmex of transponders to Loral Skynet.

 (2) Satellite manufacturing and technology consists of 100% of SS/L's results.

 (3) Data services consists of 100% of CyberStar LP (in which Loral owns an 82% equity interest) and 100% of Loral CyberStar's data services business since its acquisition on March 20, 1998.

 (4) Represents unallocated corporate expenses incurred in support of the Company's operations.

 (5) Represents 100% of Globalstar's results. Loral owned 39%, 41% and 43% of Globalstar at December 31, 2000, 1999 and 1998, respectively.

 (6) Represents amounts related to unconsolidated affiliates (Satmex, Europe*Star and Globalstar), which are eliminated in order to arrive at Loral's consolidated results. Loral's proportionate share of these affiliates is included in equity in net loss of affiliates in Loral's consolidated statements of operations.

 (7) Represents the elimination of intercompany sales and EBITDA, primarily for satellites under construction by SS/L for wholly-owned subsidiaries; as well as eliminating sales for the lease of transponder capacity by Satellite Manufacturing and Technology from Fixed Satellite Services.

 (8) Includes investment in streaming media and broadband services.

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

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

16.  SEGMENTS -- (CONTINUED)

                            1999 SEGMENT INFORMATION

                                                SATELLITE                                                  GLOBAL
                                   FIXED      MANUFACTURING                                                MOBILE
                                 SATELLITE         AND           DATA                                    TELEPHONE
                                SERVICES(1)   TECHNOLOGY(2)   SERVICES(3)   CORPORATE(4)    SUBTOTAL     SERVICE(5)      TOTAL
                                -----------   -------------   -----------   ------------    --------     ----------      -----
REVENUES AND EBITDA:
Revenues from external
  customers..................   $  302,879     $  776,557       $ 84,658                   $ 1,164,094                $ 1,164,094
Intersegment revenues........       38,946        656,714                                      695,660                    695,660
                                ----------     ----------       --------                   -----------                -----------
Operating segment revenues...   $  341,825     $1,433,271       $ 84,658                     1,859,754                  1,859,754
                                ==========     ==========       ========
Revenues of unconsolidated
  affiliates(6)..............                                                                 (135,520)                  (135,520)
Intercompany revenues(7).....                                                                 (266,514)                  (266,514)
                                                                                           -----------                -----------
Operating revenues as
  reported...................                                                              $ 1,457,720                $ 1,457,720
                                                                                           ===========                ===========
Segment EBITDA before
  eliminations...............   $  193,099     $  102,307       $(35,624)    $  (39,283)   $   220,499   $ (184,194)  $    36,305
EBITDA of unconsolidated
  affiliates(6)..............                                                                  (77,485)     184,194       106,709
Intercompany EBITDA(7).......                                                                  (30,371)                   (30,371)
                                                                                           -----------                -----------
EBITDA(9)....................                                                                  112,643                    112,643
Depreciation and
  amortization(10)...........                                                                 (174,906)                  (174,906)
                                                                                           -----------                -----------
Operating loss...............                                                              $   (62,263)               $   (62,263)
                                                                                           ===========                ===========
OTHER DATA:
Depreciation and amortization
  before affiliate
  eliminations(10)...........   $  171,317     $   40,747       $ 20,080     $    4,169    $   236,313   $    6,344   $   242,657
                                ==========     ==========       ========     ==========
Depreciation and amortization
  of unconsolidated
  affiliates(6)(10)..........                                                                  (61,407)      (6,344)      (67,751)
                                                                                           -----------                -----------
Depreciation and
  amortization(10)...........                                                              $   174,906                $   174,906
                                                                                           ===========                ===========
Capital expenditures before
  affiliate eliminations.....   $  575,447     $   30,240       $ 19,051     $      854    $   625,592   $  695,395   $ 1,320,987
                                ==========     ==========       ========     ==========
Capital expenditures of
  unconsolidated
  affiliates(6)..............                                                                 (155,845)    (695,395)     (851,240)
                                                                                           -----------                -----------
Capital expenditures.........                                                              $   469,747                $   469,747
                                                                                           ===========                ===========
Total assets before affiliate
  eliminations...............   $3,901,262     $1,641,233       $114,120     $1,212,029    $ 6,868,644   $3,781,459   $10,650,103
                                ==========     ==========       ========     ==========
Total assets of
  unconsolidated
  affiliates(6)..............                                                               (1,258,223)  (3,781,459)   (5,039,682)
                                                                                           -----------                -----------
Total assets.................                                                              $ 5,610,421                $ 5,610,421
                                                                                           ===========                ===========

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

16.  SEGMENTS -- (CONTINUED)

                            1998 SEGMENT INFORMATION

                                           SATELLITE                                                   GLOBAL
                              FIXED      MANUFACTURING                                                 MOBILE
                            SATELLITE         AND           DATA                                     TELEPHONE
                           SERVICES(1)   TECHNOLOGY(2)   SERVICES(3)   CORPORATE(4)    SUBTOTAL      SERVICE(5)       TOTAL
                           -----------   -------------   -----------   ------------    --------      ----------       -----
REVENUES AND EBITDA:
Revenues from external
  customers..............  $  248,904     $  500,918       $ 39,856                   $   789,678                  $   789,678
Intersegment revenues....       5,301        889,253                                      894,554                      894,554
                           ----------     ----------       --------                   -----------                  -----------
Operating segment
  revenues...............  $  254,205     $1,390,171       $ 39,856                     1,684,232                    1,684,232
                           ==========     ==========       ========
Revenues of
  unconsolidated
  affiliates(6)..........                                                                (104,779)                    (104,779)
Intercompany
  revenues(7)............                                                                (277,751)                    (277,751)
                                                                                      -----------                  -----------
Operating revenues as
  reported...............                                                             $ 1,301,702                  $ 1,301,702
                                                                                      ===========                  ===========
Segment EBITDA before
  eliminations...........  $  171,239     $  117,920       $(46,660)    $  (42,826)   $   199,673    $ (144,953)   $    54,720
EBITDA of unconsolidated
  affiliates(6)..........                                                                 (74,769)      144,953         70,184
Intercompany EBITDA(7)...                                                                 (23,655)                     (23,655)
                                                                                      -----------                  -----------
EBITDA(9)................                                                                 101,249                      101,249
Depreciation and
  amortization(10).......                                                                (135,029)                    (135,029)
                                                                                      -----------                  -----------
Operating loss...........                                                             $   (33,780)                 $   (33,780)
                                                                                      ===========                  ===========
OTHER DATA:
Depreciation and
  amortization before
  affiliate
  eliminations(10).......  $  130,793     $   39,696       $ 10,193     $    2,981    $   183,663    $    1,731    $   185,394
                           ==========     ==========       ========     ==========
Depreciation and
  amortization of
  unconsolidated
  affiliates(6)(10)......                                                                 (48,634)       (1,731)       (50,365)
                                                                                      -----------                  -----------
Depreciation and
  amortization(10).......                                                             $   135,029                  $   135,029
                                                                                      ===========                  ===========
Capital expenditures
  before affiliate
  eliminations...........  $  638,924     $   39,650       $ 27,287     $    2,387    $   708,248    $  564,629    $ 1,272,877
                           ==========     ==========       ========     ==========
Capital expenditures of
  unconsolidated
  affiliates(6)..........                                                                (218,800)     (564,629)      (783,429)
                                                                                      -----------                  -----------
Capital expenditures.....                                                             $   489,448                  $   489,448
                                                                                      ===========                  ===========
Total assets before
  affiliate
  eliminations...........  $3,371,073     $1,673,030       $152,667     $1,238,434    $ 6,435,204    $2,670,025    $ 9,105,229
                           ==========     ==========       ========     ==========
Total assets of
  unconsolidated
  affiliates(6)..........                                                              (1,205,989)   (2,670,025)    (3,876,014)
                                                                                      -----------                  -----------
Total assets.............                                                             $ 5,229,215                  $ 5,229,215
                                                                                      ===========                  ===========

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

16.  SEGMENTS -- (CONTINUED)

  Revenue by Customer Location

     The following table presents revenues by country based on customer location for 2000, 1999 and 1998 (in thousands).

                                                           2000         1999         1998
                                                        ----------   ----------   -----------
United States.........................................  $  948,288   $1,248,990   $ 1,096,497
People's Republic of China............................      13,381       12,460        48,985
Japan.................................................     122,802       56,322        53,567
France................................................      28,272       65,115        43,702
Other.................................................     111,368       74,833        58,951
                                                        ----------   ----------   -----------
                                                        $1,224,111   $1,457,720   $ 1,301,702
                                                        ==========   ==========   ===========

     During 2000, three customers of the Satellite Manufacturing and Technology segment accounted for 13%, 12% and 11% of consolidated revenues, respectively. During 1999, three customers of the Satellite Manufacturing and Technology segment accounted for 25%, 18% and 13%, respectively, of consolidated revenues. During 1998, three customers of the Satellite Manufacturing and Technology segment accounted for approximately 46%, 20% and 11%, respectively, of consolidated revenues.

     With the exception of the Company's satellites in-orbit (see Note 6), the Company's long-lived assets are primarily located in the United States.

17. QUARTERLY FINANCIAL INFORMATION (Unaudited, in thousands, except per share amounts)

                                                        QUARTER ENDED
                                 ------------------------------------------------------------
                                 MARCH 31,    JUNE 30,    SEPTEMBER 30,(1)    DECEMBER 31,(1)
                                 ---------    --------    ----------------    ---------------
YEAR ENDED DECEMBER 31, 2000
Revenues.......................  $318,086     $324,258        $292,542           $ 289,225
EBITDA (see Note 16)...........    47,128       44,271          42,231              (3,453)
Operating loss.................     5,979        9,877          11,092              59,138
Income (loss) before income
  taxes, equity in net loss of
  affiliates, minority interest
  and Globalstar related
  impairment charges...........    (4,899)      16,555          (1,533)            (66,966)
Net loss.......................   123,030       93,915          80,737           1,171,996
Preferred dividends............    19,357       16,124          15,923              16,124
Net loss applicable to common
  shareholders.................   142,387      110,039          96,660           1,188,120
Loss per share -- basic and
  diluted(3)...................      0.49         0.37            0.33                3.99
Market price per share
  High.........................     25.75        10.50            8.50                6.56
  Low..........................      9.88         6.13            5.00                2.69

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

17.  QUARTERLY FINANCIAL INFORMATION -- (CONTINUED)

                                                        QUARTER ENDED
                                 ------------------------------------------------------------
                                 MARCH 31,    JUNE 30,    SEPTEMBER 30,(2)    DECEMBER 31,(2)
                                 ---------    --------    ----------------    ---------------
YEAR ENDED DECEMBER 31, 1999
Revenues.......................  $305,926     $378,437        $347,152           $426,204
EBITDA (see Note 16)...........    36,627       43,542          35,939             (3,465)
Operating income (loss)........    (1,166)       2,059          (8,585)           (54,571)
Loss before income taxes,
  equity in net loss of
  affiliates and minority
  interest.....................     4,201        3,147           8,303             46,487
Net loss.......................    38,501       38,068          12,464            112,883
Preferred dividends and
  accretion....................    11,607       11,606          11,606              9,909
Net loss applicable to common
  shareholders.................    50,108       49,674          24,070            122,792
Loss per share -- basic and
  diluted(3)...................      0.17         0.17            0.08               0.42
Market price per share
  High.........................     22.44        20.75           22.88              24.75
  Low..........................     14.44        14.38           16.25              13.50

---------------
(1) The quarter ended September 30, 2000 includes a $33 million after-tax gain representing Loral's share of Satmex's net insurance recovery on the loss of a satellite. During the quarter ended December 31, 2000, Loral recorded its after-tax share of Globalstar's impairment charges amounting to approximately $882 million or approximately $1.2 billion on a pre-tax basis, which is included in equity in net loss of affiliates and after-tax impairment charges related to its investments in and advances to Globalstar service provider partnerships of approximately $112 million ($125 million pre-tax).

(2) The quarter ended September 30, 1999 includes a non-recurring benefit of $34 million relating to a tax law change affecting the utilization of Loral CyberStar's pre-acquisition loss carryforwards. The results of operations for the quarter ended December 31, 1999 includes a pre-tax charge of $35 million ($21 million after taxes) relating to an agreement reached with a customer to extend the delivery date of a satellite and other modifications to the contract in return for satellite capacity.

(3) The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of Loral Space & Communications Ltd.:

     We have audited the consolidated financial statements of Loral Space & Communications Ltd. (a Bermuda company) and its subsidiaries (collectively, the "Company") as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated March 27, 2001, included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule listed in
Item 14(a)2 of this Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
San Jose, California
March 27, 2001

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       LORAL SPACE & COMMUNICATIONS LTD.

                                 BALANCE SHEETS
                       (in thousands, except share data)

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000           1999
                                                              -----------    ----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $   151,405    $   99,211
  Other current assets......................................        1,965         3,275
                                                              -----------    ----------
Total current assets........................................      153,370       102,486
Note receivable from unconsolidated subsidiary..............      200,000       200,000
Investments in affiliates...................................      129,046       725,780
Investment in unconsolidated subsidiaries...................    1,505,870     1,986,131
Due from unconsolidated subsidiaries........................       12,264        24,114
Other assets................................................        6,658       115,256
                                                              -----------    ----------
                                                              $ 2,007,208    $3,153,767
                                                              ===========    ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other current liabilities............  $     1,259    $    1,958
  Accrued interest and preferred dividends..................       25,081        22,787
  Income taxes payable......................................        7,537         5,019
  Deferred income taxes.....................................       15,317         9,390
                                                              -----------    ----------
Total current liabilities...................................       49,194        39,154
Deferred income taxes.......................................       21,626        13,949
Long-term debt..............................................      350,000       350,000
Commitments and contingencies
Shareholders' equity:
  Series A convertible preferred stock, $.01 par value;
     150,000,000 shares authorized, 0 and 45,896,977 shares
     issued.................................................                        459
  Series B preferred stock, $.01 par value; 750,000 shares
     authorized and unissued................................
  6% Series C convertible redeemable preferred stock
     ($674,922 and $745,472 redemption value), $.01 par
     value; 20,000,000 shares authorized, 13,497,863 and
     14,909,437 shares issued...............................      665,809       735,437
  6% Series D convertible redeemable preferred stock
     ($400,000 redemption value), $.01 par value, 20,000,000
     shares authorized, 8,000,000 and 0 shares issued.......      388,204
  Common stock, $.01 par value; 750,000,000 shares
     authorized,           298,323,283 and 245,204,432
     shares issued..........................................        2,983         2,452
  Paid-in capital...........................................    2,448,519     2,347,323
  Treasury stock, at cost; 174,195 shares...................       (3,360)       (3,360)
  Unearned compensation.....................................         (148)       (1,253)
  Retained deficit..........................................   (1,946,507)     (409,301)
  Accumulated other comprehensive income....................       30,888        78,907
                                                              -----------    ----------
Total shareholders' equity..................................    1,586,388     2,750,664
                                                              -----------    ----------
                                                              $ 2,007,208    $3,153,767
                                                              ===========    ==========

                       See note to financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                               YEARS ENDED DECEMBER 31,
                                                         -------------------------------------
                                                            2000          1999         1998
                                                         -----------    ---------    ---------
Costs and expenses.....................................  $    65,798    $  42,108    $  34,112
                                                         -----------    ---------    ---------
Operating loss.........................................      (65,798)     (42,108)     (34,112)
Interest and investment income.........................       74,977       67,037       53,217
Interest expense.......................................      (29,435)
Gain on investments, net...............................       69,706                    15,494
                                                         -----------    ---------    ---------
Income before income taxes, equity in net loss of
  unconsolidated subsidiaries and affiliates and
  Globalstar related impairment charges................       49,450       24,929       34,599
Income taxes...........................................       15,949       13,150        9,872
                                                         -----------    ---------    ---------
Income before equity in net loss of unconsolidated
  subsidiaries and affiliates and Globalstar related
  impairment charges...................................       33,501       11,779       24,727
Equity in net loss of unconsolidated subsidiaries......     (700,187)     (62,060)     (47,041)
Equity in net loss of affiliates.......................     (723,763)    (151,635)    (116,484)
Globalstar related impairment charges..................      (79,229)
                                                         -----------    ---------    ---------
Net loss...............................................   (1,469,678)    (201,916)    (138,798)
Preferred dividends and accretion......................      (67,528)     (44,728)     (46,425)
                                                         -----------    ---------    ---------
Net loss applicable to common stockholders.............  $(1,537,206)   $(246,644)   $(185,223)
                                                         ===========    =========    =========
Loss per share:
  Basic and diluted....................................  $     (5.20)   $   (0.85)   $   (0.68)
                                                         ===========    =========    =========
Weighted average shares outstanding:
  Basic and diluted....................................      295,839      290,232      273,402
                                                         ===========    =========    =========

                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                                               YEARS ENDED DECEMBER 31,
                                                         -------------------------------------
                                                            2000          1999         1998
                                                         -----------    ---------    ---------
Net loss...............................................  $(1,469,678)   $(201,916)   $(138,798)
Other comprehensive income (loss):
  Unrealized gains on available-for-sale securities and
     accumulated translation adjustment of
     subsidiaries......................................       21,689       38,028       33,604
  Realized gains included in net loss..................      (69,708)
                                                         -----------    ---------    ---------
Comprehensive loss.....................................  $(1,517,697)   $(163,888)   $(105,194)
                                                         ===========    =========    =========

                       See notes to financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     YEARS ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 2000          1999          1998
                                                              -----------    ---------    ----------
Operating activities:
  Net loss..................................................  $(1,469,678)   $(201,916)   $ (138,798)
Non-cash items:
  Gain on investments, net..................................      (70,842)                   (15,494)
  Equity in net loss of affiliates..........................      723,763      151,635       116,484
  Equity in net loss of unconsolidated subsidiaries.........      700,187       62,060        47,041
  Deferred income taxes.....................................       13,604       15,636        10,359
  Non-cash interest and investment income...................      (25,821)     (11,451)       (6,012)
  Globalstar related impairment charges.....................       79,229
Changes in operating assets and liabilities, net of
  acquisitions:
  Due to (from) unconsolidated subsidiaries.................       11,850      (18,959)      (44,520)
  Accounts payable and other current liabilities............         (699)     (29,083)        1,854
  Accrued interest and preferred dividends..................        2,294       13,859          (773)
  Income taxes payable......................................        2,518        2,175        (9,160)
  Other.....................................................        4,794          728        (8,951)
                                                              -----------    ---------    ----------
Cash used in operating activities...........................      (28,801)     (15,316)      (47,970)
                                                              -----------    ---------    ----------
Investing activities:
  Proceeds from the sale of investments, net of expenses....       97,137                    246,868
  Investment in affiliates..................................     (181,430)    (250,794)     (510,497)
  Investments in unconsolidated subsidiaries................     (187,252)    (340,979)      (50,569)
                                                              -----------    ---------    ----------
Cash used in investing activities...........................     (271,545)    (591,773)     (314,198)
                                                              -----------    ---------    ----------
Financing activities:
  Proceeds from sale of common stock, net...................                                 601,816
  (Issuance) repayment of note to unconsolidated
    subsidiary..............................................                   (14,211)        2,400
  Proceeds from the issuance of 6% Series D preferred stock,
    net.....................................................      388,204
  Proceeds from the issuance of 9.5% senior notes, net......                   343,875
  Proceeds from other stock issuances.......................       25,982       20,095        32,121
  Preferred dividends.......................................      (61,646)     (44,728)      (44,750)
                                                              -----------    ---------    ----------
Cash provided by financing activities.......................      352,540      305,031       591,587
                                                              -----------    ---------    ----------
Increase (decrease) in cash and cash equivalents............       52,194     (302,058)      229,419
Cash and cash equivalents -- beginning of period............       99,211      401,269       171,850
                                                              -----------    ---------    ----------
Cash and cash equivalents -- end of period..................  $   151,405    $  99,211    $  401,269
                                                              ===========    =========    ==========
Non-cash transactions:
  Unrealized gain on available-for-sale securities..........  $    22,937    $  38,909    $   32,988
                                                              ===========    =========    ==========
  Contributions to capital of receivables from
    unconsolidated subsidiaries.............................                 $ 445,265
                                                                             =========
  Common stock issued to acquire Loral CyberStar............                              $  469,025
                                                                                          ==========
Supplemental information:
  Interest paid, net of capitalized interest................  $    28,404    $      --    $       --
                                                              ===========    =========    ==========
  Taxes paid................................................  $        --    $      --    $    8,586
                                                              ===========    =========    ==========

                       See notes to financial statements.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          NOTE TO FINANCIAL STATEMENTS

     1. Loral Space & Communications Ltd. ("Loral"), a Bermuda company, is a holding company which is the ultimate parent of all Loral subsidiaries and is the registrant of all Loral securities. The accompanying financial statements reflect the financial position, results of operations and cash flows of Loral on a separate company basis. All subsidiaries of Loral are reflected as investments accounted for under the equity method of accounting. Accordingly intercompany payables and receivables have not been eliminated. This condensed financial information should be read in conjunction with the consolidated financial statements of Loral, included in Loral's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     No cash dividends were paid to Loral by its subsidiaries or its affiliates during the years ended December 31, 2000, 1999, and 1998.

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
      2.1  Restructuring, Financing and Distribution Agreement, dated as of January 7, 1996, among Loral Corporation, Loral
           Aerospace Holdings, Inc., Loral Aerospace Corp., Loral
           General Partner, Inc., Loral Globalstar L.P., Loral
           Globalstar Limited, the Registrant and Lockheed Martin
           Corporation(1)
      2.2  Amendment to Restructuring, Financing and Distribution
           Agreement, dated as April 15, 1996(1)
      2.3  Agreement for the Purchase and Sale of Assets dated as of
           September 25, 1996 by and between AT&T Corp., as Seller, and
           Loral Space & Communications Ltd., as Buyer(2)
      2.4  First Amendment to Agreement for the Purchase and Sale of
           Assets dated as of March 14, 1997 by and between AT&T Corp., as Seller, and Loral Space & Communications Ltd., as
           Buyer(3)
      2.5  Agreement and Plan of Merger dated as of October 7, 1997 by and among Orion Network Systems, Inc., Loral Space &
           Communications Ltd. and Loral Satellite Corporation(4)
      2.6  First Amendment to Agreement and Plan of Merger dated as of
           February 11, 1998 by and among Orion Network Systems, Inc.,
           Loral Space & Communications Ltd. and Loral Satellite
           Corporation(5)
      2.7  Second Amendment to Agreement and Plan of Merger dated as of
           March 20, 1998 by and among Orion Network Systems, Inc.,
           Loral Space & Communications Ltd. and Loral Satellite
           Corporation(12)
      3.1  Memorandum of Association(1)
      3.2  Memorandum of Increase of Share Capital(1)
      3.3  Third Amended and Restated Bye-laws(18)
      3.4  Schedule IV to the Third Amended and Restated Bye-laws(18)
      4.1  Rights Agreement dated March 27, 1996 between the Registrant and The Bank of New York, Rights Agent(1)
      4.2  Indenture dated as of January 15, 1999 relating to
           Registrant's 9 1/2% Senior Notes due 2006(14)
     10.1  Shareholders Agreement dated as of April 23, 1996 between
           Loral Corporation and the Registrant(1)

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
     10.1.1 Amended Shareholders Agreement dated as of March 29, 2000 between the Registrant and Lockheed Martin Corporation(18)
     10.2  Tax Sharing Agreement dated as of April 22, 1996 between
           Loral Corporation, the Registrant, Lockheed Martin
           Corporation and LAC Acquisition Corporation(1)
     10.3  Exchange Agreement dated as of April 22, 1996 between the
           Registrant and Lockheed Martin Corporation(1)
     10.4  Amended and Restated Agreement of Limited Partnership of
           Globalstar, L.P., dated as of January 26, 1999 among
           Loral/Qualcomm Satellite Services, L.P., Globalstar
           Telecommunications Limited, AirTouch Satellite Services,
           Inc., Dacom Corporation, Dacom International, Inc., Hyundai
           Corporation, Hyundai Electronics Industries Co., Ltd.,
           Loral/DASA Globalstar, L.P., Loral Space & Communications
           Ltd., San Giorgio S.p.A., TeleSat Limited, TE.S.AM and
           Vodafone Satellite Services Limited(14)
     10.4.1 Amendment dated as of December 8, 1999 to the Amended and
           Restated Agreement of Limited Partnership of Globalstar,
           L.P.(15)
     10.4.2 Amendment dated as of February 1, 2000 to the Amended and
           Restated Agreement of Limited Partnership of Globalstar,
           L.P.(18)
     10.5  Service Provider Agreements by and between Globalstar, L.P.
           and each of Loral General Partner, Inc. and Loral/DASA
           Globalstar, L.P.(8)
     10.6  Contract between Globalstar, L.P. and Space Systems/Loral,
           Inc.(8)
     10.7  1996 Stock Option Plan(1)++
     10.7.1 Amendment to 1996 Stock Option Plan(14)++
     10.7.2 2000 Stock Option Plan(19)++
     10.7.3 Amendment No. 1 to 2000 Stock Option Plan+++
     10.7.4 Amendment No. 2 to 2000 Stock Option Plan+++
     10.8  Common Stock Purchase Plan for Non-Employee Directors(1)++
     10.9  Employment Agreement between the Registrant and Bernard L.
           Schwartz(1)++
     10.9.1 Amendment dated as of March 1, 1998 to Employment Agreement between the Registrant and Bernard L. Schwartz(12)++
     10.9.2 Amendment dated as of July 18, 2000 to Employment Agreement between the Registrant and Bernard L. Schwartz+++
     10.10 Registration Rights Agreement dated as of August 9, 1996 among Loral Space & Communications Ltd., Lehman Brothers
           Capital Partners II, L.P., Lehman Brothers Merchant Banking
           Portfolio Partnership L.P., Lehman Brothers Offshore
           Investment Partnership L.P. and Lehman Brothers Offshore
           Investment Partnership-Japan L.P.(9)
     10.11 Registration Rights Agreement dated November 6, 1996 relating to the Registrant's 6% Convertible Preferred
           Equivalent Obligations due 2006(6)
     10.12 Registration Rights Agreement (Series C Preferred Stock)
           dated as of March 31, 1997 between Loral Space &
           Communications Ltd. and Finmeccanica S.p.A. and dated as
           June 23, 1997 among Loral Space & Communications Ltd.,
           Aerospatiale SNI and Alcatel Espace(10)
     10.13 Registration Rights Agreement (Common Stock) dated as of
           June 23, 1997 among Loral Space & Communications Ltd.,
           Aerospatiale SNI and Alcatel Espace(10)
     10.14 Alliance Agreement dated as of June 23, 1997 among Loral
           Space & Communications Ltd., Aerospatiale SNI, Alcatel
           Espace and Finmeccanica S.p.A.(10)

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
     10.15 Principal Stockholder Agreement dated as of October 7, 1997 among Loral Space & Communications Ltd., Loral Satellite
           Corporation, Orion Network Systems, Inc. and certain Orion stockholders signatory thereto(4)
     10.16 Amended and Restated Credit and Participation Agreement,
           dated as of November 14, 1997, among Loral SpaceCom
           Corporation, Space Systems/Loral, Inc., the Banks parties
           thereto, Bank of America National Trust and Savings
           Association, as Administrative Agent, and Istituto Bancario
           San Paolo di Torino S.p.A, individually and as Italian
           Export Financing and Arranger and as Selling Bank(11)
     10.16.1 First Amendment dated as of May 7, 1998 to and of the
           Amended and Restated Credit and Participation Agreement,
           dated as of November 14, 1997, among Loral SpaceCom
           Corporation, Space Systems/Loral, Inc. and, the banks
           parties thereto(14)
     10.16.2 Second Amendment dated as of September 4, 1998 to and of the
           Amended and Restated Credit Agreement dated as of November
           14, 1997, among Loral SpaceCom Corporation, Space
           Systems/Loral, Inc. and the banks parties thereto.(18)
     10.16.3 Third Amendment dated as of July 12, 1999 to and of the
           Amended and Restated Credit Agreement dated as of November
           14, 1997, among Loral SpaceCom Corporation, Space
           Systems/Loral, Inc. and the banks parties thereto.(18)
     10.16.4 Fourth Amendment dated as of November 10, 1999 to and of the
           Amended and Restated Credit Agreement dated as of November
           14, 1997, among Loral SpaceCom Corporation, Space Systems/
           Loral, Inc. and the banks parties thereto.(18)
     10.16.5 Fifth Amendment dated as of December 15, 2000 to and of the
           Amended and Restated Credit Agreement dated as of November
           14, 1997, among Loral SpaceCom Corporation, Space Systems/
           Loral, Inc. and the banks parties thereto.+
     10.17 Agreement of Limited Partnership of CyberStar, L.P. dated as of June 30, 1997(12)
     10.18 Purchase and Sale Agreement dated November 17, 1997 between the Federal Government of the United Mexican States and
           Corporativo Satelites Mexicanos, S.A. de C.V. for the
           purchase and sale of the capital stock of Satelites
           Mexicanos, S.A. de C.V. (English translation of Spanish
           original)(12)
     10.19 Amended and Restated Membership Agreement dated and
           effective as of August 21, 1998 among Loral Satmex Ltd. and
           Ediciones Enigma, S.A. de C.V. and Firmamento Mexicano, S.
           de R.L. de C.V.(14)
     10.20 Letter Agreement dated December 29, 1997 between Loral Space
           & Communications Ltd., Telefonica Autrey S.A. de C.V.,
           Donaldson, Lufkin & Jenrette Securities Corporation, Lehman
           Brothers Inc. and Lehman Commercial Paper Inc. and related
           Agreement between the Federal Government of United Mexican
           States, Telefonica Autrey, S.A. de C.V., Ediciones Enigma,
           S.A. de C.V., Loral Space & Communications Ltd., Loral
           Satmex Ltd. and Servicios Corporativos Satelitales, S.A. de
           C.V.(12)
     10.21 Shareholders Agreement dated December 7, 1998 by and among
           Alcatel SpaceCom, Loral Space & Communications Ltd., Dr.
           Jurgen Schulte-Hillen and EuropeStar Limited(14)
     10.22 Registration Rights Agreement dated as of January 21, 1999 relating to Registrant's 9 1/2% Senior Notes due 2006(14)
     10.23 Lease Agreement dated as of August 18, 1999 by and between
           Loral Asia Pacific Satellite (HK) Limited and APT Satellite
           Company Limited(17)
     10.24 Registration Rights Agreement dated as of February 18, 2000 relating to Registrant's 6% Series D Convertible Redeemable
           Preferred Stock due 2007(18)

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
     10.25 Fee Agreement dated as of April 19, 1996 by and among
           Globalstar, Globalstar Telecommunications Limited, Loral
           Corporation, Loral Space & Communications Ltd., Qualcomm
           Limited Partner, Inc., Space Systems/Loral, Inc. and DASA
           Globalstar Limited Partner, Inc.(20)
     10.26 Intercreditor Agreement dated as of April 19, 1996 by and among Globalstar, Globalstar Telecommunications Limited,
           Loral Corporation, Loral Space & Communications Ltd.,
           Qualcomm Limited Partner, Inc., Space Systems/Loral, Inc.
           and DASA Globalstar Limited Partner, Inc.(20)
     10.27 Credit Agreement dated as of November 17, 2000 by and among
           Loral Satellite, Inc., Bank of America, National
           Association, Bank of America Securities LLC, Credit Lyonnais
           and Lehman Commercial Paper, Inc.(21)
     10.28 Guarantee dated as of November 17, 2000 made by Loral Space
           & Communications Ltd.(21)
     10.29 Assignment, Amendment and Release Agreement dated as of
           November 17, 2000 by and among the lenders parties to the
           Globalstar Credit Agreement, Loral Satellite, Inc., Loral
           Satcom Ltd., Loral Space & Communications Ltd., Loral Space
           & Communications Corporation, Globalstar, L.P. and Bank of
           America, National Association(21)
     10.30 Amended and Restated Collateral Agreement dated as of
           November 17, 2000 by and among Loral Satellite, Inc. and
           Bank of America, National Association(21)
     10.31 Form of Employment Protection Agreement+++
     12    Statement Re: Computation of Ratios+
     21    List of Subsidiaries of the Registrant+
     23    Consent of Deloitte & Touche LLP+
     99.1  Consolidated Financial Statements of Globalstar, L.P. and
           Independent Auditors' Report(13)

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

(16) Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 6, 1999.

(17) Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 23, 1999.

(18) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(19) Incorporated by reference from Registrant's Current Report on Form 8-K filed on May 3, 2000.

(20) Incorporated by reference from Registrant's Current Report on Form 8-K filed on July 7, 2000.

(21) Incorporated by reference from Registrant's Current Report on Form 8-K filed on November 20, 2000.

  +  Filed herewith.

  ++  Management compensation plan.

     (b) Reports on Form 8-K.

                      DATE OF REPORT                                   DESCRIPTION
                      --------------                                   -----------
    November 17, 2000  Item 5 -- Other Events           $500 Million Secured Credit Agreement