Form 10-Q
period 2001-03-31
LORAL SPACE & COMMUNICATIONS LTD
filed 2001-05-15
CIK 1006269

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     As of April 30, 2001, there were 331,881,925 shares of Loral Space & Communications Ltd. common stock outstanding.

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

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              --------    ---------
Revenues from satellite sales...............................  $147,822    $ 222,584
Revenues from satellite services............................   113,313       95,502
                                                              --------    ---------
     Total revenues.........................................   261,135      318,086
Cost of satellite sales.....................................   127,055      190,974
Cost of satellite services..................................    75,505       78,829
Selling, general and administrative expenses................    54,651       54,262
                                                              --------    ---------
Operating income (loss).....................................     3,924       (5,979)
Interest and investment income..............................     7,669       29,239
Interest expense............................................   (49,693)     (43,316)
Gain on investment..........................................                 15,157
                                                              --------    ---------
Loss before income taxes, equity in net loss of affiliates,
  minority interest and cumulative effect of change in
  accounting principle......................................   (38,100)      (4,899)
Income tax benefit (expense)................................     1,925      (10,262)
                                                              --------    ---------
Loss before equity in net loss of affiliates, minority
  interest and cumulative effect of change in accounting
  principle.................................................   (36,175)     (15,161)
Equity in net loss of affiliates, net of tax benefits.......   (22,354)    (108,389)
Minority interest, net of taxes.............................     1,261          520
                                                              --------    ---------
Loss before cumulative effect of change in accounting
  principle.................................................   (57,268)    (123,030)
Cumulative effect of change in accounting principle, net of
  taxes (Note 10)...........................................    (1,741)
                                                              --------    ---------
Net loss....................................................   (59,009)    (123,030)
Preferred dividends.........................................   (16,123)     (19,357)
                                                              --------    ---------
Net loss applicable to common stockholders..................  $(75,132)   $(142,387)
                                                              ========    =========
Basic and diluted loss per share............................  $  (0.25)   $   (0.49)
                                                              ========    =========
Weighted average shares outstanding:
  Basic and diluted.........................................   298,656      293,282
                                                              ========    =========

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)       (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   216,846    $   394,045
  Accounts receivable, net..................................       54,119         56,347
  Contracts-in-process......................................      186,372        180,868
  Inventories...............................................      135,821        120,608
  Other current assets......................................      101,173         79,713
                                                              -----------    -----------
    Total current assets....................................      694,331        831,581
Property, plant and equipment, net..........................    1,966,434      1,944,815
Cost in excess of net assets acquired, net..................      912,049        918,826
Long-term receivables.......................................      152,696        145,504
Investments in and advances to affiliates...................      229,267        251,658
Deposits....................................................      147,490        161,790
Deferred tax assets.........................................      296,035        293,142
Other assets................................................      130,817        131,002
                                                              -----------    -----------
                                                              $ 4,529,119    $ 4,678,318
                                                              ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $   107,935    $   110,715
  Accounts payable..........................................      116,584        139,104
  Accrued employment costs..................................       46,233         45,271
  Customer advances.........................................       58,238         70,866
  Accrued interest and preferred dividends..................       30,539         51,645
  Other current liabilities.................................       44,117         45,049
  Income taxes payable......................................       32,096         31,904
                                                              -----------    -----------
    Total current liabilities...............................      435,742        494,554
Pension and other postretirement liabilities................       53,500         51,619
Long-term liabilities.......................................      183,526        180,275
Long-term debt..............................................    2,330,263      2,346,129
Minority interest...........................................       18,027         19,353
Commitments and contingencies (Note 8)
Shareholders' equity:
  Series A convertible preferred stock, $.01 par value......
  Series B preferred stock, $.01 par value..................
  6% Series C convertible redeemable preferred stock
    ($674,893 redemption value), $.01 par value.............      665,761        665,809
  6% Series D convertible redeemable preferred stock
    ($400,000 redemption value), $.01 par value.............      388,172        388,204
  Common stock, $.01 par value..............................        2,997          2,983
  Paid-in capital...........................................    2,453,455      2,448,519
  Treasury stock............................................       (3,360)        (3,360)
  Unearned compensation.....................................         (101)          (148)
  Retained deficit..........................................   (2,021,639)    (1,946,507)
  Accumulated other comprehensive income....................       22,776         30,888
                                                              -----------    -----------
    Total shareholders' equity..............................    1,508,061      1,586,388
                                                              -----------    -----------
                                                              $ 4,529,119    $ 4,678,318
                                                              ===========    ===========

---------------
NOTE: The December 31, 2000 balance sheet has been derived from the audited consolidated financial statements at that date.

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
Operating activities:
  Net loss..................................................  $ (59,009)   $(123,030)
  Non-cash items:
    Equity in net loss of affiliates, net of taxes..........     22,354      108,389
    Minority interest, net of taxes.........................     (1,261)        (520)
    Cumulative effect of change in accounting principle, net
     of taxes...............................................      1,741
    Deferred taxes..........................................     (2,239)       5,367
    Non-cash interest expense...............................      9,903        9,827
    Depreciation and amortization...........................     54,287       53,107
    Non-cash interest and investment income.................                 (10,170)
    Gain on investment......................................                 (15,157)
  Change in operating assets and liabilities:
    Accounts receivable.....................................      2,228      (20,012)
    Contracts-in-process....................................    (16,218)      83,002
    Inventories.............................................    (15,213)      (6,248)
    Long-term receivables...................................     (7,192)      (5,436)
    Deposits................................................     14,300       16,980
    Other current assets and other assets...................     (7,496)       4,754
    Accounts payable........................................    (22,520)    (130,878)
    Accrued expenses and other current liabilities..........    (21,076)      (4,903)
    Customer advances.......................................    (12,628)     (35,706)
    Income taxes payable....................................        192        4,254
    Long-term liabilities...................................      5,133       10,360
    Other...................................................        677          614
                                                              ---------    ---------
Net cash used in operating activities.......................    (54,037)     (55,406)
                                                              ---------    ---------
Investing activities:
  Investments in and advances to affiliates.................    (16,216)     (20,655)
  Proceeds from sale of investment..........................                  16,341
  Capital expenditures......................................    (67,144)    (215,771)
  Use and transfer of restricted and segregated cash........                 162,109
                                                              ---------    ---------
Net cash used in investing activities.......................    (83,360)     (57,976)
                                                              ---------    ---------
Financing activities:
  Proceeds from issuance of 6% Series D preferred stock,
    net.....................................................                 388,000
  Borrowings under revolving credit facility................     50,000
  Repayments under term loans...............................    (28,000)     (18,750)
  Repayments under revolving credit facility................    (50,000)
  Repayments of other long-term obligations.................       (549)      (1,242)
  Proceeds from other stock issuances.......................      4,870        9,686
  Preferred dividends.......................................    (16,123)     (13,475)
                                                              ---------    ---------
Net cash (used in) provided by financing activities.........    (39,802)     364,219
                                                              ---------    ---------
Increase (decrease) in cash and cash equivalents............   (177,199)     250,837
Cash and cash equivalents -- beginning of period............    394,045      239,865
                                                              ---------    ---------
Cash and cash equivalents -- end of period..................  $ 216,846    $ 490,702
                                                              =========    =========
Non-cash activities:
  Unrealized gains (losses) on available-for-sale
    securities, net of taxes................................  $ (10,111)   $  36,333
                                                              =========    =========
  Unrealized net gains on derivatives, net of taxes.........  $   2,476
                                                              =========
  Conversion of Series A Preferred Stock to common stock....               $     459
                                                                           =========
  Conversion of Series C Preferred Stock to common stock and related issuance of additional common shares on
    conversion..............................................               $  75,449
                                                                           =========

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1) ORGANIZATION AND PRINCIPAL BUSINESS

     Loral Space & Communications Ltd. together with its subsidiaries ("Loral" or the "Company") is one of the world's leading satellite communications companies with substantial activities in satellite manufacturing and satellite-based communications services. Loral has assembled the building blocks necessary to provide a seamless, global networking capability for the information age. Loral is organized into three distinct operating businesses (see Note 9):

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

          Satellite Manufacturing and Technology: Designing and manufacturing satellites and space systems and developing satellite technology for a broad variety of customers and applications through Space Systems/Loral, Inc. ("SS/L"); and

          Data Services: Providing managed communications networks and Internet and intranet services through Loral CyberStar and delivering high-speed broadband data communications and business television services through CyberStar, L.P. ("CyberStar LP").

2) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Loral included in Loral's latest Annual Report on Form 10-K.

  Reclassifications

     Certain reclassifications have been made to conform prior period amounts to the current period presentation.

                       LORAL SPACE & COMMUNICATIONS LTD.

3) COMPREHENSIVE LOSS

     The components of comprehensive loss for the three months ended March 31, 2001 and 2000 are as follows (in thousands):

                                                                2001        2000
                                                              --------    ---------
Net loss....................................................  $(59,009)   $(123,030)
Cumulative translation adjustment...........................      (476)        (319)
Unrealized net gains on derivatives, net of taxes (see Note
  10).......................................................     2,476
Unrealized gains (losses) on available-for-sale securities,
  net of taxes..............................................   (10,111)      36,333
Less: realized gain on available-for-sale securities
  included in net loss......................................                (15,157)
                                                              --------    ---------
Comprehensive loss..........................................  $(67,120)   $(102,173)
                                                              ========    =========

4) CONTRACTS-IN-PROCESS

                                                              MARCH 31,    DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
                                                                   (IN THOUSANDS)
U.S. government contracts:
  Amounts billed............................................  $ 11,498       $  8,285
  Unbilled receivables......................................     2,286          4,098
                                                              --------       --------
                                                                13,784         12,383
                                                              --------       --------
Commercial contracts:
  Amounts billed............................................    88,952         50,587
  Unbilled receivables......................................    83,636        117,898
                                                              --------       --------
                                                               172,588        168,485
                                                              --------       --------
                                                              $186,372       $180,868
                                                              ========       ========

     Unbilled amounts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed upon shipment of the product, achievement of contractual milestones, or completion of the contract and, at such time, are reclassified to billed receivables.

                       LORAL SPACE & COMMUNICATIONS LTD.

5) INVESTMENTS IN AND ADVANCES TO AFFILIATES

     Investments in and Advances to Affiliates consist of (in thousands):

                                                              MARCH 31,    DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
Globalstar:
  Acquired notes and loans ($588 million and $572 million
     principal and accrued interest as of March 31, 2001 and
     December 31, 2000, respectively).......................  $ 35,187       $ 50,267
  Vendor financing ($231 million and $229 million principal
     and accrued interest as of March 31, 2001 and December
     31, 2000, respectively)................................
Globalstar service provider partnerships equity investments
  and advances..............................................     8,302         11,400
Satmex equity investments...................................    81,089         84,290
Europe*Star equity investments and advances.................   103,581        104,593
Other affiliate equity investments..........................     1,108          1,108
                                                              --------       --------
                                                              $229,267       $251,658
                                                              ========       ========

     In 2000, Loral's allocated share of Globalstar's losses and Globalstar's impairment charges reduced Loral's investment in and advances to Globalstar to zero. Accordingly, Loral has discontinued providing for its allocated share of Globalstar's net losses beginning in 2001. The Company accounts for its investment in Globalstar's $500 million credit facility at fair value, with changes in the value (net of tax) recorded as a component of other comprehensive income.

     Equity in net loss of affiliates consists of (in thousands):

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              --------    ---------
Globalstar and Globalstar service provider partnerships, net
  of taxes..................................................  $(13,040)   $ (98,372)
Satmex......................................................    (3,216)      (8,221)
Europe*Star.................................................    (6,098)      (1,403)
Other affiliates, net of taxes..............................                   (393)
                                                              --------    ---------
                                                              $(22,354)   $(108,389)
                                                              ========    =========

     The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Revenues....................................................  $30,479    $41,430
Interest and investment income..............................      294     13,170
Interest expense capitalized on development stage
  enterprises...............................................               1,116
Elimination of Loral's proportionate share of intercompany
  profits...................................................      470      1,423
Amortization of excess carrying value, capitalized interest
  and intercompany profits related to investment in
  Globalstar................................................               7,733

                       LORAL SPACE & COMMUNICATIONS LTD.

5) INVESTMENTS IN AND ADVANCES TO AFFILIATES -- (CONTINUED)

     The following table represents the summary of results of operations of certain of Loral's affiliates (in thousands):

                                                       THREE MONTHS ENDED MARCH 31,
                                               --------------------------------------------
                                                       2001                   2000
                                               --------------------   ---------------------
                                               GLOBALSTAR   SATMEX    GLOBALSTAR    SATMEX
                                               ----------   -------   ----------   --------
Sales........................................  $   1,509    $33,857   $     609    $ 32,315
Operating income (loss)......................    (44,661)    10,533    (135,230)      6,282
Net loss.....................................   (138,087)    (1,038)   (208,629)    (13,102)
Net loss applicable to common shareholders...                (1,415)                (13,479)
Net loss applicable to ordinary partnership
  interests..................................   (145,466)              (216,138)

6) LONG TERM DEBT

                                                             MARCH 31,     DECEMBER 31,
                                                                2001           2000
                                                             ----------    ------------
                                                                   (IN THOUSANDS)
Term loan, 8.90% and 10.45% at March 31, 2001 and December
  31, 2000, respectively...................................  $  297,000     $  300,000
Revolver, 8.40% and 9.95% at March 31, 2001 and December
  31, 2000, respectively...................................     200,000        200,000
Term loan facility, 5.45% and 7.04% at March 31, 2001 and
  December 31, 2000 respectively...........................     150,000        175,000
Revolving credit facility, 5.45% and 7.04% at March 31,
  2001 and December 31, 2000, respectively.................     420,000        420,000
9.50% Senior notes due 2006................................     350,000        350,000
Export-Import credit facility..............................      10,726         10,726
Other......................................................         570            576
Non-recourse debt of Loral CyberStar:
  11.25% Senior notes due 2007 (principal amount $443
     million)..............................................     493,689        495,377
  12.50% Senior discount notes due 2007 (principal amount
     at maturity $484 million and accreted principal amount
     $440 million and $427 million at March 31, 2001 and
     December 31, 2000, respectively)......................     503,432        491,841
  Other....................................................      12,781         13,324
                                                             ----------     ----------
Total debt.................................................   2,438,198      2,456,844
Less, current maturities...................................     107,935        110,715
                                                             ----------     ----------
                                                             $2,330,263     $2,346,129
                                                             ==========     ==========

7) LOSS PER SHARE

     Basic loss per share is computed based upon the weighted average number of shares of common stock and the Series A Preferred Stock outstanding in 2000. Diluted loss per share excludes the assumed conversion of the Company's Series C Preferred Stock and the Series D Preferred Stock into shares of common stock, as their effect would have been antidilutive for the three months ended March 31, 2001 and 2000. For the three months ended March 31, 2001 and 2000, weighted options equating to approximately 1.6 million and 1.0 million shares of common stock, respectively, as calculated using the treasury stock method, were excluded from the calculation of diluted loss per share, as the effect would have been antidilutive.

                       LORAL SPACE & COMMUNICATIONS LTD.

7) LOSS PER SHARE -- (CONTINUED)
     The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Numerator:
  Loss before cumulative effect of change in accounting
     principle..............................................  $ 57,268    $123,030
  Cumulative effect of change in accounting principle, net
     of taxes...............................................     1,741
                                                              --------    --------
  Net loss..................................................    59,009     123,030
  Preferred dividends.......................................    16,123      19,357
                                                              --------    --------
  Numerator for basic and diluted loss per share -- net loss
     applicable to common stockholders......................  $ 75,132    $142,387
                                                              ========    ========
Denominator:
  Weighted average shares:
     Common stock...........................................   298,656     247,889
     Series A preferred stock...............................                45,393
                                                              --------    --------
  Denominator for basic and diluted loss per share..........   298,656     293,282
                                                              ========    ========
  Basic and diluted loss per share..........................  $   0.25    $   0.49
                                                              ========    ========

     The cumulative effect of change in accounting principle did not affect the Company's loss per share calculation (see Note 10).

     During the first quarter of 2000, all of the Company's Series A preferred stock and 1.4 million shares of Series C preferred stock were converted into the Company's common stock.

8) COMMITMENTS AND CONTINGENCIES

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of capitalized interest as of May 2000) with Qualcomm. The original terms of this vendor financing provided for interest at 6%, a maturity date of August 15, 2003 and required repayment pro rata with the term loans due to Loral under Globalstar's $500 million credit facility. As of March 31, 2001, $564.7 million was outstanding under this facility (including $64.7 million of capitalized interest).

     Loral has agreed that if the principal amount (excluding capitalized interest of $64.7 million at March 31, 2001) outstanding under the Qualcomm vendor financing facility exceeds the principal amount due Loral under Globalstar's $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As of March 31, 2001, Loral had no guarantee obligation.

     Loral Skynet has entered into prepaid leases and sales contracts relating to transponders on its satellites. Under the terms of these agreements, Loral Skynet continues to operate the satellites which carry the transponders and provides a warranty for a period of 10 to 14 years, in the case of sales contracts (twelve transponders), and the lease term, in the case of the prepaid leases (six transponders). Depending on the contract, Loral Skynet may be required to replace transponders which do not meet operating specifications. All customers are entitled to a refund equal to the reimbursement value if there is no replacement. In the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a

                       LORAL SPACE & COMMUNICATIONS LTD.

8) COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer.

     Eleven of the satellites built by SS/L and launched since 1997, four of which are owned and operated by Loral's subsidiaries or affiliates, have experienced minor losses of power from their solar arrays. Although, to date, neither the Company nor any of the customers using the affected satellites have experienced any degradation in performance, there can be no assurance that one or more of the affected satellites will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite's design, when in the life of the affected satellite the loss occurred and the number and type of use being made of transponders then in service. A complete or partial loss of satellites could result in a loss of orbital incentive payments and, in the case of satellites owned by Loral subsidiaries and affiliates, a loss of revenues and profits. Losses of satellites owned by Loral and its affiliates are fully insured. With respect to satellites under construction and construction of new satellites, based on its investigation of the matter, SS/L has identified and is implementing remedial measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation of these measures will cause delays in the launch of satellites under construction or construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, the Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

     In late 1998, following the launch of an SS/L-built satellite sold to PanAmSat, a manufacturing error was discovered that affected the geographical coverage of the Ku-band transponders on the satellite. On January 6, 2000, PanAmSat filed an arbitration proceeding in connection with this error claiming damages of $225 million for lost profits and increased sales and marketing costs. SS/L believes it has meritorious defenses to the claim and that its liability is limited to a loss of a portion of the applicable orbital incentives, the estimated impact of which is included in Loral's consolidated financial statements. PanAmSat has received a recovery from its insurance carrier that should reduce any damage claim. Loral and PanAmSat have reached an agreement in principle, subject to documentation, to settle this matter, and in light of reserves provided, the Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

     SS/L has an agreement with Alcatel Space Industries pursuant to which the parties have agreed generally to operate as a team on satellite programs worldwide. In addition, Alcatel Space has certain rights as a strategic partner of SS/L for so long as it continues to hold at least 81.6% of the Loral securities that it acquired in 1997 in exchange for SS/L stock that it previously owned. Alcatel is permitted two representatives on SS/L's seven-member board of directors, and certain actions require the approval of its board representatives. Alcatel also has certain rights to purchase SS/L shares at fair market value in the event of a change of control (as defined) of either Loral or SS/L, including the right to use its Loral holdings as part of the SS/L purchase price. These agreements are terminable upon one-year's notice by either party, and SS/L gave the one-year notice to Alcatel on February 22, 2001. Alcatel filed suit on March 16, 2001 in the United States District Court for the Southern District of New York against Loral and SS/L alleging various breaches of the agreements, seeking declaratory and injunctive relief to enforce its rights thereunder and challenging the effectiveness of the termination. On April 26, 2001, the District Court issued its decision granting in part Alcatel's motion for a preliminary injunction and granting the Company's motion to compel arbitration. The District Court held that the issue of the termination of the agreements is a matter that is to be decided in arbitration, as required by the agreements. The arbitration has commenced. The District Court granted

                       LORAL SPACE & COMMUNICATIONS LTD.

8) COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

Alcatel's request for a preliminary injunction requiring that the Company continue to comply with the agreements pending resolution of the arbitration, or the expiration of the agreements, whichever occurs earlier. The Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

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

     In December 1999, SS/L reached an agreement with ChinaSat to extend the date for delivery of the ChinaSat-8 satellite to July 31, 2000. In return for this extension and other modifications to the contract, SS/L provided to ChinaSat two 36 MHz and one 54 MHz transponders on Telstar 10/Apstar IIR for ChinaSat's use for the life of those transponders. As a result, SS/L recorded a charge to earnings of $35 million in 1999. If ChinaSat were to terminate its contract with SS/L as a result of these delays, SS/L may have to refund $134 million in advances received from ChinaSat and may incur penalties of up to $11 million

                       LORAL SPACE & COMMUNICATIONS LTD.

8) COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

and believes it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer, which resale cannot be guaranteed. To the extent that SS/L is able to recover some or all of its $52 million deposit payment on the Chinese launch vehicle, this recovery would offset a portion of such payments. There can be no assurance, however, that SS/L will be able either to obtain a refund from the launch provider or to find a replacement customer for the Chinese launch vehicle.

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

     Loral holds debt obligations from Globalstar (see Note 5). In a bankruptcy or restructuring proceeding involving Globalstar, challenges could be initiated seeking subordination or recharacterization of the debt Loral holds from Globalstar. While we know of no reason why such a claim would prevail with respect to the debt Loral holds in Globalstar, there can be no assurance that such claims will not be made in any restructuring or bankruptcy proceeding involving Globalstar. Moreover, there can be no assurance that actions will not be initiated in a Globalstar bankruptcy proceeding to characterize payments previously made by Globalstar to Loral as preferential payments subject to repayment. Loral also may be subject to other claims brought by Globalstar creditors and securities holders, who may seek to impose liabilities on the Company as a result of the Company's relationships with Globalstar. For example, see Globalstar Related Matters below.

     The Company estimated the recovery of certain insurance proceeds in its consolidated financial statements in connection with an insurance claim with its insurance carrier and received the proceeds in May 2001.

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

                       LORAL SPACE & COMMUNICATIONS LTD.

8) COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

     Eighteen additional purported class action complaints have been filed in the United States District Court for the Southern District of New York by plaintiffs Chaim Kraus, L.A. Murphy, Eddie Maiorino, Damon Davis, Iskander Batyrev, Shelly Garfinkel, Sequoia Land Development and Phil Sigel, Michael Ceasar as Trustee for Howard Gunty Profit Sharing Plan, Colin Barry, James D. Atlas, Lawrence Phillips, Kent A. Hillemeir, Sarah Harman, Pablo Lozza, Joseph and Eudice Meyers, The 60223 Trust, Antonio and Lucia Maddalena and Chaim Troman on each of March 2, March 2, March 6, March 7, March 7, March 9, March 16, March 21, March 21, March 22, March 23, March 28, March 28, April 2, April 3, April 11, April 27, and May 1, 2001, respectively. These complaints allege claims against GTL, Loral, and Mr. Schwartz (and, in the case of the Sequoia, Atlas and Meyers complaints, two additional individual defendants, Messrs. Navarra and DeBlasio) that are substantially identical to those set forth in the Eismann action. The class of plaintiffs on whose behalf these lawsuits have been allegedly asserted are: with respect to the Kraus, Davis, Maiorino, Batyrev, Ceasar, Phillips, Hillemeir, Harman and The 60223 Trust actions, buyers of GTL common stock in the period from December 6, 1999, through October 27, 2000; with respect to the Murphy, Barry and Troman actions, buyers of GTL securities in the period from December 6, 1999, through October 27, 2000; with respect to the Sequoia/Sigel, Atlas and Meyers actions, buyers of GTL common stock in the period from December 6, 1999, through July 19, 2000; with respect to the Garfinkel and Lozza actions, buyers of GTL debt securities in the period from December 6, 1999, through October 27, 2000; and with respect to the Maddalena action, buyers of GTL securities in the period from October 11, 1999 through October 27, 2000. In each case, the Excluded Persons are excepted from the class.

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

9) SEGMENTS

     Loral is organized into three distinct operating businesses: Fixed Satellite Services, Satellite Manufacturing and Technology and Data Services (see Note 1).

     In evaluating financial performance, management uses revenues and EBITDA as the measure of a segment's profit or loss. Segment results include the results of its subsidiaries and its affiliates, Satmex and Europe*Star which are accounted for using the equity method in these condensed consolidated financial statements. Intersegment revenues primarily consists of satellites under construction by Satellite Manufacturing and Technology for Fixed Satellite Services and sales by Fixed Satellite Services to Data Services and Satellite Manufacturing and Technology for the lease of transponder capacity. In 2001, the Company no longer considered Global Mobile Telephone Service to be a reportable segment and has excluded it from its segment presentation and restated the information for 2000 accordingly.

                       LORAL SPACE & COMMUNICATIONS LTD.

9) SEGMENTS -- (CONTINUED)

     Summarized financial information concerning the reportable segments is as follows (in millions):

                       THREE MONTHS ENDED MARCH 31, 2001

                                                         SATELLITE
                                            FIXED      MANUFACTURING
                                          SATELLITE         AND           DATA
                                         SERVICES(1)   TECHNOLOGY(2)   SERVICES(3)   CORPORATE(4)     TOTAL
                                         -----------   -------------   -----------   ------------   ---------
REVENUES AND EBITDA:
Revenues from external customers.......   $  116.0       $  125.8        $ 28.7                     $   270.5
Intersegment revenue...................       13.2           75.3                                        88.5
                                          --------       --------        ------                     ---------
Operating segment revenues.............   $  129.2       $  201.1        $ 28.7                         359.0
                                          ========       ========        ======
Revenue of unconsolidated
  affiliates(5)........................                                                                 (35.4)
Intercompany revenues(6)...............                                                                 (62.5)
                                                                                                    ---------
Operating revenues as reported.........                                                             $   261.1
                                                                                                    =========
Segment EBITDA before eliminations.....   $   83.9       $   19.2        $(10.0)        $ (9.4)     $    83.7
EBITDA of unconsolidated
  affiliates(5)........................                                                                 (19.0)
Intercompany EBITDA(6).................                                                                  (6.5)
                                                                                                    ---------
EBITDA(7)..............................                                                                  58.2
Depreciation and amortization(8).......                                                                 (54.3)
                                                                                                    ---------
Operating income.......................                                                             $     3.9
                                                                                                    =========
OTHER DATA:
Depreciation and amortization before
  affiliate eliminations(8)............   $   56.6       $    7.5        $  5.5         $  0.5      $    70.1
                                          ========       ========        ======         ======
Depreciation and amortization of
  unconsolidated affiliates(5)(8)......                                                                 (15.8)
                                                                                                    ---------
Depreciation and amortization(8).......                                                             $    54.3
                                                                                                    =========
Total assets before affiliate
  eliminations.........................   $4,190.1       $1,233.9        $209.5         $403.0      $ 6,036.5
                                          ========       ========        ======         ======
Total assets of unconsolidated
  affiliates(5)........................                                                              (1,507.4)
                                                                                                    ---------
Total assets...........................                                                             $ 4,529.1
                                                                                                    =========

---------------

(1) Includes 100% of Europe*Star's and Satmex's revenues and EBITDA (Europe*Star commenced revenue service in 2001). Also includes Loral's subsidiary, Loral Skynet do Brasil, since November 2000.

(2) Satellite manufacturing and technology consists of 100% of SS/L's results.

(3) Data services consists of 100% of CyberStar LP and Loral CyberStar's data services business.

(4) Represents unallocated corporate expenses incurred in support of the Company's operations.

(5) Represents amounts related to unconsolidated affiliates (Satmex and Europe*Star), which are eliminated in order to arrive at Loral's consolidated results. Loral's proportionate share of these affiliates is included in net loss of affiliates in Loral's consolidated statements of operations.

                       LORAL SPACE & COMMUNICATIONS LTD.

9) SEGMENTS -- (CONTINUED)

(6) Represents the elimination of intercompany sales and EBITDA, primarily for satellites under construction by SS/L for wholly-owned subsidiaries; as well as eliminating sales for the lease of transponder capacity by Satellite Manufacturing and Technology from Fixed Satellite Services.

(7) EBITDA (which is equivalent to operating income/loss before depreciation and amortization, including amortization of unearned stock compensation) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral's operating results. EBITDA is not an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

(8) Includes amortization of unearned stock compensation charges.

                       THREE MONTHS ENDED MARCH 31, 2000

                                                         SATELLITE
                                            FIXED      MANUFACTURING
                                          SATELLITE         AND           DATA
                                         SERVICES(1)   TECHNOLOGY(2)   SERVICES(3)   CORPORATE(4)     TOTAL
                                         -----------   -------------   -----------   ------------   ---------
REVENUES AND EBITDA:
Revenues from external customers.......   $   94.7       $  215.7        $ 32.5                     $   342.9
Intersegment revenues..................        7.3           32.5                                        39.8
                                          --------       --------        ------                     ---------
Operating segment revenues.............   $  102.0       $  248.2        $ 32.5                         382.7
                                          ========       ========        ======
Revenues of unconsolidated
  affiliates(5)........................                                                                 (32.3)
Intercompany revenues(6)...............                                                                 (32.3)
                                                                                                    ---------
Operating revenue as reported..........                                                             $   318.1
                                                                                                    =========
Segment EBITDA before eliminations.....   $   62.0       $   26.4        $(10.4)       $   (9.5)    $    68.5
EBITDA of unconsolidated
  affiliates(5)........................                                                                 (19.1)
Intercompany EBITDA(6).................                                                                  (2.3)
                                                                                                    ---------
EBITDA(7)..............................                                                                  47.1
Depreciation and amortization(8).......                                                                  53.1
                                                                                                    ---------
Operating loss.........................                                                             $    (6.0)
                                                                                                    =========
OTHER DATA:
Depreciation and amortization before
  affiliate eliminations(8)............   $   54.3       $    9.0        $  4.9        $    0.3     $    68.5
                                          ========       ========        ======        ========
Depreciation and amortization of
  unconsolidated affiliates(5)(8)......                                                                 (15.4)
                                                                                                    ---------
Depreciation and amortization(8).......                                                             $    53.1
                                                                                                    =========
Total assets before affiliate
  eliminations.........................   $3,722.9       $1,566.3        $223.1        $1,308.1     $ 6,820.4
                                          ========       ========        ======        ========
Total assets of unconsolidated
  affiliates(5)........................                                                              (1,275.6)
                                                                                                    ---------
Total assets...........................                                                             $ 5,544.8
                                                                                                    =========

                       LORAL SPACE & COMMUNICATIONS LTD.

10) ADOPTION OF NEW ACCOUNTING STANDARD

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings. Upon adoption, the Company recorded a $1.7 million reduction in net income, net of tax, and a $1.2 million increase in other comprehensive income (OCI), net of tax, relating to the cumulative effect of the change in adopting this new accounting principle. The Company recorded these adjustments to recognize the fair value of foreign currency forward contracts and swaps that qualify as derivatives under SFAS 133.

     Foreign Exchange Exposure Management

     The Company enters into long-term construction contracts with customers and vendors, some of which are denominated in foreign currencies, and hedges the foreign currency risks with foreign currency exchange contracts (forwards and swaps) with maturities matching the expected cash flows. Derivatives are used to eliminate, reduce, or transfer foreign currency risks that can be identified and quantified. Hedges of expected foreign currency denominated contract revenues and related purchases are designated and documented at inception as cash flow hedges, evaluated for effectiveness at least quarterly, and have maturities through 2006. As the critical terms of the currency exchange contracts and expected cash flows from long-term construction contracts are matched at hedge inception, currency exchange contract effectiveness is calculated by comparing the fair value of the derivative to the change in value of the expected cash flow, with the effective portion of highly effective hedges reflected on the balance sheet and accumulated in OCI. Forward points are excluded from effectiveness testing on derivatives that are adjusted due to accelerated or delayed cash flows within the contract. OCI associated with hedges of foreign currency contract revenues and costs are reclassified to revenue and cost of sales, respectively, based on a percentage of contract completion, while gains and losses associated with hedges of receivables and payables are reclassified to interest income or expense.

     The Company also enters into firm commitments with unrelated parties to purchase required component and subassembly inventory from vendors, some of which are denominated in foreign currencies, and hedges the foreign currency risk with foreign currency forward contracts or, for short periods, with foreign currency balances. Hedges of firm commitments are designated and documented at inception as fair value hedges and evaluated for effectiveness at least quarterly. As the critical terms of the forward contracts and firm commitments are matched at hedge inception, forward contract effectiveness is calculated by comparing the fair value of the derivative to the change in value of the expected inventory purchase. Forward points are excluded from effectiveness testing on hedges that are adjusted due to accelerated or delayed payments and cash balances. Changes in the value of both highly effective hedges and the designated firm commitment are reflected on the balance sheet and recognized currently in interest income or expense.

     Ineffectiveness from all hedging activity was immaterial in the first quarter of 2001. During the first quarter of 2001, SS/L incurred a $0.5 million charge for excluded forward points on accelerated or delayed cash flows, which was recorded as interest expense.

                       LORAL SPACE & COMMUNICATIONS LTD.

10) ADOPTION OF NEW ACCOUNTING STANDARD -- (CONTINUED)

     Unrealized Net Gains on Derivatives

     The following table summarizes the activity in OCI (net of tax) related to derivatives classified as cash flow hedges held by the Company during the period of January 1, 2001 through March 31, 2001 (in thousands):

Cumulative transition adjustment............................     $ 1,220
Net increase in foreign currency exchange contracts.........       3,943
Reclassifications into revenue and cost of sales from OCI...      (2,687)
                                                                 -------
Unrealized net gains on derivatives.........................     $ 2,476
                                                                 =======

     At March 31, 2001, the Company anticipates reclassifying $1.8 million of the balance in OCI to earnings in the next twelve months.

11) SUBSEQUENT EVENT

     In March 2001, Loral announced exchange offers for shares of the Company's Series C Preferred Stock and Series D Preferred Stock. Under the terms of the voluntary exchange program, each share of Series C Preferred Stock could be exchanged for 5.5 shares of common stock and each share of Series D Preferred Stock could be exchanged for 5.7 shares of common stock. As of March 31, 2001, there were 13,497,863 shares of the Series C Preferred Stock outstanding and 8,000,000 shares of the Series D Preferred Stock outstanding. Each offer was extended to all outstanding shares of the Series C and D preferred stock until 5 p.m., New York City time, April 16, 2001.

     On April 16, 2001, the Company concluded the exchange offers for its Series C and Series D Preferred Stock. As a result, 3.7 million shares of Series C Preferred Stock and 1.9 million shares of Series D Preferred Stock were tendered and accepted for exchange, representing approximately 27% and 24%, respectively, of the outstanding shares of the two issues. As a result, Loral will issue 30.9 million shares of common stock in the exchange and incur a non-cash dividend charge in the second quarter of approximately $29 million, which will have no impact on Loral's total shareholders' equity. In addition, Loral will save approximately $17 million annually in preferred dividend payments and will avoid approximately $277 million in mandatory redemptions in 2006 and 2007.

                       LORAL SPACE & COMMUNICATIONS LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Results of Operations and Financial Condition of Loral Space & Communications, Ltd. and its subsidiaries ("Loral" or the "Company") are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, the Company or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of the Company. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involves risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond the Company's control. Some of these factors and conditions include: (i) the Company and its subsidiaries and affiliates have significant debt and guarantee obligations;
(ii) the Company may be required to take further charges relating to its investment in connection with Globalstar related activities and may be subject to claims brought by third parties seeking to impose liabilities on the Company as a result of its relationships with Globalstar, L.P. ("Globalstar"); (iii) if the Company's business plan does not succeed, our operations might not generate enough cash to pay our obligations; (iv) launch failures may delay operations;
(v) some of the satellites the Company currently has in orbit have experienced operational problems; (vi) Space Systems/Loral, Inc. ("SS/L") is currently in arbitration proceedings with PanAmSat; (vii) SS/L is subject to export control restrictions and is the target of a grand jury investigation that may adversely affect its ability to export; (viii) severe competition in the Company's industries; and (ix) governmental or regulatory changes. For a detailed discussion of these factors and conditions, please refer to the periodic reports filed with the SEC by Loral, Loral CyberStar, Inc. ("Loral CyberStar") and Satelites de Mexico, S.A. de C.V. ("Satmex"). In addition, we caution you that the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control. The Company undertakes no obligation to update any forward-looking statements.

     Loral is one of the world's leading satellite communications companies, with substantial activities in satellite manufacturing and satellite-based communications services. Loral has assembled the building blocks necessary to provide a seamless, global networking capability for the information age. Loral is organized into three distinct operating businesses:

          Fixed Satellite Services ("FSS"). Through the Loral Global Alliance, which currently consists of Loral Skynet, Loral CyberStar, Loral Skynet do Brasil Ltda. ("Skynet do Brasil"), its 49% owned affiliate Satmex, and its 42% owned affiliate Europe*Star Limited ("Europe*Star"), Loral has become one of the world's leading providers of satellite services using geostationary communications satellites. The Company leases transponder capacity on its satellites to its customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television ("DTH"). The Loral Global Alliance currently has ten high-powered geosynchronous satellites in orbit: the seven satellite Telstar fleet, two Satmex satellites and one Europe*Star satellite, with footprints covering almost all of the world's population;

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

CONSOLIDATED OPERATING RESULTS

     In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a measure of a segment's profit or loss. The following discussion of revenues and EBITDA reflects the results of Loral's operating businesses for the three months ended March 31, 2001 and 2000 respectively. See Note 9 to Loral's condensed consolidated financial statements for additional information on segment results. The remainder of the discussion relates to the consolidated results of Loral, unless otherwise noted.

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
                                                                (IN MILLIONS)
REVENUES:
Fixed satellite services(1).................................  $129.2     $102.0
Satellite manufacturing and technology(2)...................   201.1      248.2
Data services(3)............................................    28.7       32.5
                                                              ------     ------
Segment revenues............................................   359.0      382.7
Affiliate eliminations(5)...................................   (35.4)     (32.3)
Intercompany eliminations(6)................................   (62.5)     (32.3)
                                                              ------     ------
Revenues as reported........................................  $261.1     $318.1
                                                              ======     ======
EBITDA(7):
Fixed satellite services(1).................................  $ 83.9     $ 62.0
Satellite manufacturing and technology(2)...................    19.2       26.4
Data services(3)............................................   (10.0)     (10.4)
Corporate expenses(4).......................................    (9.4)      (9.5)
                                                              ------     ------
Segment EBITDA before eliminations..........................    83.7       68.5
Affiliate eliminations(5)...................................   (19.0)     (19.1)
Intercompany eliminations(6)................................    (6.5)      (2.3)
                                                              ------     ------
EBITDA as reported..........................................  $ 58.2     $ 47.1
                                                              ======     ======

---------------
(1) Includes 100% of Europe*Star's and Satmex's revenues and EBITDA (Europe*Star commenced revenue service in 2001). Also includes Loral's subsidiary, Loral Skynet do Brasil, since November 2000.

(2) Satellite manufacturing and technology consists of 100% of SS/L's results.

(3) Data services consists of 100% of CyberStar LP and Loral CyberStar's data services business.

(4) Represents corporate expenses incurred in support of the Company's operations.

(5) Represents amounts related to unconsolidated affiliates (Satmex and Europe*Star), which are eliminated in order to arrive at Loral's consolidated results. Loral's proportionate share of these affiliates is included in net loss of affiliates in Loral's consolidated statements of operations.

(6) Represents the elimination of intercompany sales and EBITDA, primarily for satellites under construction by SS/L for wholly-owned subsidiaries; as well as eliminating sales for the lease of transponder capacity by Satellite Manufacturing and Technology from Fixed Satellite Services.

(7) EBITDA (which is equivalent to operating income/loss before depreciation is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral's operating results. EBITDA is not an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH MARCH 31, 2000

     Segment revenues for Loral's operating businesses were $359 million in 2001 versus $383 million in 2000, before intercompany and affiliate eliminations of $98 million in 2001 and $65 million in 2000. The decrease in revenues was due primarily to lower revenues in satellite manufacturing and technology due in part to lower launch sales in the current period, offset by strong growth in FSS sales. The increase in intercompany eliminations in 2001 primarily reflects increased sales by satellite manufacturing to FSS.

     EBITDA as reported increased in 2001 to $58 million from $47 million in 2000. This increase arose primarily from strong revenue growth in fixed satellite services due to utilization growth on the satellite fleet, offset by lower satellite manufacturing and technology EBITDA, which was due to lower revenues.

     Depreciation and amortization was $54 million and $53 million for the quarter ended March 31, 2001 and 2000, respectively.

     Interest and investment income decreased to $8 million in 2001 from $29 million in 2000, principally due to non-cash interest income in 2000 related to warrants received in connection with the guarantees provided by Loral subsidiaries of Globalstar's $500 million credit facility and dividend income in 2000 related to the Company's investment in Globalstar Telecommunications Limited preferred stock, as well as lower average cash balances for investment in 2001.

     Interest expense was $50 million in 2001, net of capitalized interest of $5 million, compared with $43 million in 2000, net of capitalized interest of $2 million. The increase is due primarily to interest expense incurred in connection with the Company's $500 million credit facility.

     In 2000 the Company realized a $15 million gain from the sale of a portion of its investment in The Fantastic Corporation common stock.

     Loral, as a Bermuda company, is subject to U.S. federal, state and local income taxation at regular corporate rates plus an addition 30% "branch profits" tax on any income that is effectively connected with the conduct of a U.S. trade or business. Loral's U.S. subsidiaries are subject to regular corporate tax on their worldwide income. For 2001, the Company recorded an income tax benefit of $2 million on a pre-tax tax loss of $38 million, as compared to an income tax expense of $10 million on a pre-tax loss of $5 million for 2000. The decrease in tax expense is primarily attributable to a lower amount of income subject to U.S. tax during the current period.

     The equity in net loss of affiliates was $22 million in 2001 compared to $108 million in 2000. Loral's share of equity in net losses of affiliates related to Globalstar's activities, net of the related tax benefit, was $13 million in 2001 compared to $98 million in 2000. This decrease is primarily due to the Company recording its share of Globalstar's equity losses and impairment charges in the fourth quarter of 2000, which reduced its investment in and advances in connection with Globalstar to zero. Also included in equity in net loss of affiliates is Loral's share of losses from other affiliates.

     The minority interest benefit in 2001 primarily reflects the reduction of CyberStar LP's loss attributed to CyberStar LP's other investor, who owned 17.6% as of March 31, 2001.

     On January 1, 2001, the Company adopted Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, which resulted in the Company recording a charge from the cumulative effect of a change in accounting principle of $1.7 million.

     Preferred distributions were $16 million in 2001 as compared to $19 million for 2000. Preferred distributions were higher in 2000 primarily due to the dividend charge incurred in connection with the conversion of 1.4 million shares of Loral's 6% Series C convertible redeemable preferred stock (the "Series C Preferred Stock") into 3.5 million shares of common stock in the first quarter of 2000. The exchange offers completed by the Company in April 2001 will result in the annual elimination of approximately $17 million of future dividend payments (see Liquidity and Capital Resources).

     As a result of the above, the net loss applicable to common stockholders for 2001 was $75 million or $0.25 per basic and diluted share, compared to the net loss of $142 million or $0.49 per basic and diluted share, for

2000. Basic and diluted weighted average shares were 298.7 million for 2001 and
293.3 million for 2000. The increase in shares was primarily due to the shares of common stock issued upon conversion of the Series C Preferred Stock into common stock in 2000. The exchange offers completed by the Company in April 2001 resulted in 30.9 million shares of common stock being issued (see Liquidity and Capital Resources).

RESULTS BY OPERATING SEGMENT

  Fixed Satellite Services

     FSS revenue (including 100% of Satmex and Europe*Star) in 2001 was $129 million versus $102 million in 2000, due to utilization growth on the satellite fleet. EBITDA (including 100% of Satmex and Europe*Star) was $84 million in 2001, up from EBITDA of $62 million in 2000, primarily due to increased revenues without a proportionate growth in costs. As of March 31, 2001, FSS had 10 operational satellites (three of which are owned by affiliates). Funded backlog for the segment totaled $2.4 billion at March 31, 2001, an increase of 26% over the $1.9 billion as of March 31, 2000, including intercompany backlog of $107 million and $4 million as of March 31, 2001 and 2000, respectively and affiliate backlog for Satmex and Europe*Star of $561 million as of March 31, 2001 and $481 million for Satmex as of March 31, 2000.

  Satellite Manufacturing and Technology

     Revenues at SS/L, the Company's satellite manufacturing and technology subsidiary, before intercompany eliminations were $201 million in 2001, compared with $248 million in 2000, due in part to lower launch sales in 2001. EBITDA in 2001 was $19 million, compared with $26 million in 2000, primarily due to lower revenues. Funded backlog for SS/L as of both March 31, 2001 and 2000, was $1.6 billion, including intercompany backlog of $405 million as of March 31, 2001 and $325 million as of March 31, 2000.

  Data Services

     Revenues for the data services segment in 2001 were $29 million compared to $33 million in 2000. Revenue is derived primarily from Loral CyberStar's corporate data networking and Internet and intranet services businesses. EBITDA in 2001 and 2000 was a loss of $10 million. As of March 31, 2001, funded backlog was $167 million, compared to $232 million as of March 31, 2000 (all from external sources).

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

  Debt

     $500 Million Credit Agreement

     In November 2000, a subsidiary of Loral entered into a $500 million secured credit agreement with Bank of America, National Association and the other lenders party thereto (the "$500 Million Credit Agreement"). The $500 Million Credit Agreement provides for a $200 million three-year revolving credit facility (the "Revolver") and a $300 million term loan (the "Term Loan"). The Term Loan is subject to an amortization payment schedule as follows: 1% of the principal amount on each of January 15, 2001 (paid) and June 30, 2001; 15% of the principal amount on June 30, 2002; 25% of the principal amount on March 31, 2003; and 58% of the principal amount on August 15, 2003. All amounts outstanding under the Revolver are due and payable on August 15, 2003. Borrowings under the $500 Million Credit Agreement bear interest, at Loral's option, at various rates based on margins over the lead bank's base rate or the London Interbank Offer Rate for periods of one to six months. Loral pays a commitment fee on the unused portion of the Revolver.

     The $500 Million Credit Agreement is secured by certain assets of a subsidiary of Loral, including the Telstar 6 and Telstar 7 satellites and the loans due to Loral under Globalstar's $500 million credit facility. Based on third party valuations, management believes that the fair value of Telstar 6 and Telstar 7 is in excess of $500 million. As of March 31, 2001, the net book value of Telstar 6 and Telstar 7 was approximately $350 million. Loral has also agreed to guarantee its subsidiary's obligations under the $500 Million Credit Agreement.

     Loral SpaceCom Credit Agreement

     The Amended and Restated Credit Agreement, dated as of November 14, 1997, as amended, among Loral SpaceCom Corporation ("Loral SpaceCom"), SS/L and the banks party thereto (the "Credit Agreement"). The facility matures in November 2002. The Credit Agreement is secured by the stock of Loral SpaceCom Corporation and SS/L. As of March 31, 2001, the net book value of the assets that secure the Credit Agreement was approximately $1.2 billion. As of March 31, 2001, there was $52 million of borrowing availability under this credit facility.

     Other Debt Agreements

     Loral CyberStar's outstanding debt as of March 31, 2001, of $1.0 billion, is non-recourse to Loral, and includes certain restrictions on Loral CyberStar's ability to pay dividends or make loans to Loral. The accreted principal value of Loral CyberStar's senior notes and senior discount notes was $883 million at March 31, 2001.

     As of March 31, 2001, Loral believes it was in compliance with all covenants pertaining to its debt facilities.

  Equity

     In March 2001, Loral announced exchange offers for shares of the Company's Series C Preferred Stock and Series D Preferred Stock. Under the terms of the voluntary exchange program, each share of Series C Preferred Stock could be exchanged for 5.5 shares of common stock and each share of Series D Preferred Stock could be exchanged for 5.7 shares of common stock. As of March 31, 2001, there were 13,497,863 shares of the Series C Preferred Stock outstanding and 8,000,000 shares of the Series D Preferred Stock outstanding. Each offer was extended to all outstanding shares of the Series C and D preferred stock until 5 p.m., New York City time, April 16, 2001.

     On April 16, 2001, the Company concluded the exchange offers for its Series C and Series D Preferred Stock. As a result, 3.7 million shares of Series C Preferred Stock and 1.9 million shares of Series D Preferred Stock were tendered and accepted for exchange, representing approximately 27% and 24%, respectively, of the outstanding shares of the two issues. As a result, Loral will issue 30.9 million shares of common stock in the exchange and incur a non-cash dividend charge in the second quarter of approximately $29 million, which will have no impact on Loral's total shareholders' equity. In addition, Loral will save approximately $17 million annually in preferred dividend payments and will avoid approximately $277 million in mandatory redemptions in 2006 and 2007.

  Cash and Available Credit

     As of March 31, 2001, Loral had $269 million of cash and available credit (including $52 million of available credit). Loral intends to utilize its existing capital base to further develop satellite technologies and hardware and by building out its fixed satellite services business.

  Net Cash Used in Operating Activities

     Net cash used in operating activities for 2001 was $54 million, primarily due to increases in inventories of $15 million and contracts-in-process of $16 million and decreases in accounts payable of $23 million and accrued expenses and other current liabilities of $21 million, offset by the net loss as adjusted for non-cash operating items of $26 million.

     Net cash used in operating activities for 2000 was $55 million, primarily due to decreases in accounts payable of $131 million and customer advances of $36 million, offset by the net loss as adjusted for non-cash operating items of $28 million and a decrease in contracts-in-process of $83 million.

  Net Cash Used in Investing Activities

     Net cash used in investing activities for 2001 was $83 million, as a result of capital expenditures of $67 million primarily for the construction of satellites and $16 million of investments in affiliates (including $11 million to Globalstar service provider partnerships).

     Net cash used in investing activities for 2000 was $58 million, primarily as a result of capital expenditures of $216 million (including approximately $181 million for the final payment for Telstar 10/Apstar IIR), mainly for the construction or acquisition of satellites and $21 million of investments in and advances to affiliates, offset by a reduction in restricted and segregated cash of $162 million and proceeds from the sale of The Fantastic Corporation's common stock of $16 million.

  Net Cash (Used in) Provided by Financing Activities

     Net cash used in financing activities for 2001 was $40 million, due primarily to net repayments of debt obligations of $29 million and preferred dividend payments of $16 million.

     Net cash provided by financing activities for 2000 was $364 million, due primarily to net proceeds of $388 million from the Company's issuance of Series D Preferred Stock and proceeds from other equity transactions of $10 million, offset by repayments of debt obligations of $20 million and preferred dividend payments of $13 million.

  Fixed Satellite Services

     Loral Skynet

     On April 22, 2001, the Company's Telstar 6 satellite experienced a component failure on its primary central processing unit ("CPU"). As designed, the satellite switched to its backup CPU, which is fully operational, and returned to normal operation. The Company is investigating whether the primary CPU can be restarted, in which case it would serve as the backup CPU. If the primary CPU cannot be restarted, a subsequent failure of the currently operating CPU would result in the loss of Telstar 6 (which is fully insured), and, until a replacement satellite is placed in-orbit, lost revenues and profits to the Company.

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

     At March 31, 2001, Solidaridad 2 had a remaining estimated useful life of eight years. Solidaridad 2 was manufactured by Hughes and is similar in design to Solidaridad 1 and to other Hughes satellites which have experienced in-orbit component failures. While Satmex has obtained in-orbit insurance for Solidaridad 2, a satellite failure may result in a drop in Satmex's profits, which loss of profits would not be insured. The in-orbit insurance for Solidaridad 2 expires in November 2002. Satmex cannot guarantee that it will be able to renew the insurance at the end of this period, or that if renewal is available, that it would be on acceptable terms. For example, a renewal policy for Solidaridad 2 may not insure against an in-orbit failure due to the loss of the satellite's control processor, the same component that caused the loss of Solidaridad 1 and other Hughes satellites. An uninsured loss would have a material adverse effect on Satmex's results of operations and financial condition.

     In connection with the privatization by the Mexican Government of its fixed satellite services business, Loral and Principia formed a joint venture, Firmamento Mexicano, S.A. de R.L. de C.V. ("Holdings"). In 1997, Holdings acquired 75% of the outstanding capital stock of Satmex. As part of the acquisition, Servicios Corporativos Satelitales, S.A. de C.V. ("Servicios"), a wholly owned subsidiary of Holdings, issued a seven-year Government Obligation ("Government Obligation") to the Mexican Government in consideration for the assumption by Satmex of the debt incurred by Servicios in connection with the acquisition. The Government Obligation had an initial face amount of $125 million, which accretes at 6.03% and expires in December 2004. The debt of Satmex and Holdings is non-recourse to Loral and Principia. However, Loral and Principia have agreed to maintain assets in a collateral trust in an amount equal to the value of the Government Obligation through December 30, 2000 and, thereafter, in an amount equal to 1.2 times the value of the Government Obligation until maturity. As of March 31, 2001, Loral and Principia have pledged their respective shares in Holdings in such trust.

     Europe*Star

     Through March 31, 2001, Loral has invested $76 million in Europe*Star. Pursuant to the terms of the shareholders agreement, Loral has permitted Alcatel to fund additional expenditures to develop Europe*Star's business and infrastructure through approximately $175 million in loans to the venture. Loral has the right to elect either to match the amount of such loans or permit Alcatel to elect to convert some or all its loans into equity, which could dilute Loral's equity in venture to as little as approximately 22%.

  Data Services

     Based upon its current expectations for growth, Loral CyberStar anticipates it will have additional funding requirements over the next three years to fund the streaming media investment, the purchase of VSATs, senior note interest payments, replacement of Telstar 11 which is expected to reach the end of its useful life in 2005, other capital expenditures and other operating needs. Loral CyberStar will need to secure funding from Loral, or raise additional financing to fund these requirements. Sources of additional capital may include public or private debt, equity financings or strategic investments. To the extent that Loral CyberStar seeks to raise additional debt financing, its indentures limit the amount of such additional debt and prohibit Loral CyberStar from using Telstar 11, Telstar 10/Apstar IIR and Telstar 12 as collateral for indebtedness for money borrowed. If Loral CyberStar requires additional financing and is unable to obtain such financing from Loral or from outside sources in the amounts and at the times needed, there would be a material adverse effect on Loral CyberStar.

COMMITMENTS AND CONTINGENCIES

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of capitalized interest as of May 2000) with Qualcomm. The original terms of this vendor financing provided for interest at 6%, a maturity date of August 15, 2003 and required repayment pro rata with the term loans due to Loral under Globalstar's $500 million credit facility. As of March 31, 2001, $564.7 million was outstanding under this facility (including $64.7 million of capitalized interest).

     Loral has agreed that if the principal amount (excluding capitalized interest of $64.7 million at March 31, 2001) outstanding under the Qualcomm vendor financing facility exceeds the principal amount due Loral under Globalstar's $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As of March 31, 2001, Loral had no guarantee obligation.

     Loral Skynet has entered into prepaid leases and sales contracts relating to transponders on its satellites. Under the terms of these agreements, Loral Skynet continues to operate the satellites which carry the transponders and provides a warranty for a period of 10 to 14 years, in the case of sales contracts (twelve transponders), and the lease term, in the case of the prepaid leases (six transponders). Depending on the contract, Loral Skynet may be required to replace transponders which do not meet operating specifications. All customers are entitled to a refund equal to the reimbursement value if there is no replacement. In the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer.

     Eleven of the satellites built by SS/L and launched since 1997, four of which are owned and operated by Loral's subsidiaries or affiliates, have experienced minor losses of power from their solar arrays. Although, to date, neither the Company nor any of the customers using the affected satellites have experienced any degradation in performance, there can be no assurance that one or more of the affected satellites will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite's design, when in the life of the affected satellite the loss occurred and the number and type of use being made of transponders then in service. A complete or partial loss of satellites could result in a loss of orbital incentive payments and, in the case of satellites owned by Loral subsidiaries and affiliates, a loss of revenues and profits. Losses of satellites owned by Loral and its affiliates are fully insured. With respect to satellites under construction and construction of new satellites, based on its investigation of the matter, SS/L has identified and is implementing remedial measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation of these measures will cause delays in the launch of satellites under construction or construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, the Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

     In late 1998, following the launch of an SS/L-built satellite sold to PanAmSat, a manufacturing error was discovered that affected the geographical coverage of the Ku-band transponders on the satellite. On January 6, 2000, PanAmSat filed an arbitration proceeding in connection with this error claiming damages of $225 million for lost profits and increased sales and marketing costs. SS/L believes it has meritorious defenses to the claim and that its liability is limited to a loss of a portion of the applicable orbital incentives, the estimated impact of which is included in Loral's consolidated financial statements. PanAmSat has received a recovery from its insurance carrier that should reduce any damage claim. Loral and PanAmSat have reached an agreement in principle, subject to documentation, to settle this matter, and in light of reserves provided, the Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

     SS/L has an agreement with Alcatel Space Industries pursuant to which the parties have agreed generally to operate as a team on satellite programs worldwide. In addition, Alcatel Space has certain rights as a strategic partner of SS/L for so long as it continues to hold at least 81.6% of the Loral securities that it acquired in 1997 in exchange for SS/L stock that it previously owned. Alcatel is permitted two representatives on SS/L's seven-member board of directors, and certain actions require the approval of its board representa-tives. Alcatel also has certain rights to purchase SS/L shares at fair market value in the event of a change of control (as defined) of either Loral or SS/L, including the right to use its Loral holdings as part of the SS/L purchase price. These agreements are terminable upon one-year's notice by either party, and SS/L gave the one-year notice to Alcatel on February 22, 2001. Alcatel filed suit on March 16, 2001 in the United States District Court for the Southern District of New York against Loral and SS/L alleging various breaches of the agreements, seeking declaratory and injunctive relief to enforce its rights thereunder and challenging the effectiveness of the termination. On April 26, 2001, the District Court issued its decision granting in part Alcatel's motion for a preliminary injunction and granting the Company's motion to compel arbitration. The District Court held that the issue of the termination of the agreements is a matter that is to be decided in arbitration, as required by the agreements. The arbitration has commenced. The District Court granted Alcatel's request for a preliminary injunction requiring that the Company continue to comply with the agreements pending resolution of the arbitration, or the expiration of the agreements, whichever occurs earlier. The Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

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

     In December 1999, SS/L reached an agreement with ChinaSat to extend the date for delivery of the ChinaSat-8 satellite to July 31, 2000. In return for this extension and other modifications to the contract,

SS/L provided to ChinaSat two 36 MHz and one 54 MHz transponders on Telstar 10/Apstar IIR for ChinaSat's use for the life of those transponders. As a result, SS/L recorded a charge to earnings of $35 million in 1999. If ChinaSat were to terminate its contract with SS/L as a result of these delays, SS/L may have to refund $134 million in advances received from ChinaSat and may incur penalties of up to $11 million and believes it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer, which resale cannot be guaranteed. To the extent that SS/L is able to recover some or all of its $52 million deposit payment on the Chinese launch vehicle, this recovery would offset a portion of such payments. There can be no assurance, however, that SS/L will be able either to obtain a refund from the launch provider or to find a replacement customer for the Chinese launch vehicle.

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

     Loral holds debt obligations from Globalstar (see Note 5). In a bankruptcy or restructuring proceeding involving Globalstar, challenges could be initiated seeking subordination or recharacterization of the debt Loral holds from Globalstar. While we know of no reason why such a claim would prevail with respect to the debt Loral holds in Globalstar, there can be no assurance that such claims will not be made in any restructuring or bankruptcy proceeding involving Globalstar. Moreover, there can be no assurance that actions will not be initiated in a Globalstar bankruptcy proceeding to characterize payments previously made by Globalstar to Loral as preferential payments subject to repayment. Loral also may be subject to other claims brought by Globalstar creditors and securities holders, who may seek to impose liabilities on the Company as a result of the Company's relationships with Globalstar. For example, see Globalstar Related Matters below.

     The Company estimated the recovery of certain insurance proceeds in its consolidated financial statements in connection with an insurance claim with its insurance carrier and received the proceeds in May 2001.

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

     Eighteen additional purported class action complaints have been filed in the United States District Court for the Southern District of New York by plaintiffs Chaim Kraus, L.A. Murphy, Eddie Maiorino, Damon Davis, Iskander Batyrev, Shelly Garfinkel, Sequoia Land Development and Phil Sigel, Michael Ceasar as Trustee for Howard Gunty Profit Sharing Plan, Colin Barry, James D. Atlas, Lawrence Phillips, Kent A. Hillemeir, Sarah Harman, Pablo Lozza, Joseph and Eudice Meyers, The 60223 Trust, Antonio and Lucia Maddalena and Chaim Troman on each of March 2, March 2, March 6, March 7, March 7, March 9, March 16, March 21, March 21, March 22, March 23, March 28, March 28, April 2, April 3, April 11, April 27, and May 1, 2001, respectively. These complaints allege claims against GTL, Loral, and Mr. Schwartz (and, in the case of the Sequoia, Atlas and Meyers complaints, two additional individual defendants, Messrs. Navarra and DeBlasio) that are substantially identical to those set forth in the Eismann action. The class of plaintiffs on whose behalf these lawsuits have been allegedly asserted are: with respect to the Kraus, Davis, Maiorino, Batyrev, Ceasar, Phillips, Hillemeir, Harman and The 60223 Trust actions, buyers of GTL common stock in the period from December 6, 1999, through October 27, 2000; with respect to the Murphy, Barry and Troman actions, buyers of GTL securities in the period from December 6, 1999, through October 27, 2000; with respect to the Sequoia/Sigel, Atlas and Meyers actions, buyers of GTL common stock in the period from December 6, 1999, through July 19, 2000; with respect to the Garfinkel and Lozza actions, buyers of GTL debt securities in the period from December 6, 1999, through October 27, 2000; and with respect to the Maddalena action, buyers of GTL securities in the period from October 11, 1999 through October 27, 2000. In each case, the Excluded Persons are excepted from the class.

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

OTHER MATTERS

  Accounting Pronouncements

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings. Upon adoption, the Company recorded a $1.7 million reduction in net income, net of tax, and a $1.2 million increase in other comprehensive income (OCI), net of tax, relating to the cumulative effect of the change in adopting this new accounting principle. The Company recorded these adjustments to recognize the fair value of foreign currency forward contracts and swaps that qualify as derivatives under SFAS 133.

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

                           PART II. OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

     See legal proceedings disclosure in Commitments and Contingencies.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this report:

        Exhibit 12 -- Computation of Deficiency of Earnings to Cover Fixed
Charges

     (b) Reports on Form 8-K

DATE OF REPORT                                                            DESCRIPTION
--------------                                                            -----------
January 22, 2001                Item 5 -- Other Events          Globalstar, L.P. information
                                                                  and ChinaSat-8.
February 22, 2001               Item 5 -- Other Events          Exchange offers for preferred
                                                                  stock.

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

Date: May 14, 2001

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
Exhibit 12 -- Computation of Deficiency of Earnings to Cover Fixed Charges
