Form 10-Q
period 2001-06-30
LORAL SPACE & COMMUNICATIONS LTD
filed 2001-08-10
CIK 1006269

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     As of July 31, 2001, there were 333,299,503 shares of Loral Space & Communications Ltd. common stock outstanding.

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
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       JUNE 30,                 JUNE 30,
                                                 ---------------------   ----------------------
                                                   2001        2000        2001         2000
                                                 --------    ---------   ---------    ---------
Revenues from satellite sales..................  $160,164    $ 226,384   $ 307,986    $ 448,906
Revenues from satellite services...............   114,698       97,874     228,011      193,438
                                                 --------    ---------   ---------    ---------
     Total revenues............................   274,862      324,258     535,997      642,344
Cost of satellite sales........................   139,125      200,803     265,729      391,777
Cost of satellite services.....................    73,189       73,494     149,144      152,323
Selling, general and administrative expenses...    55,740       59,838     110,390      114,100
                                                 --------    ---------   ---------    ---------
Operating income (loss)........................     6,808       (9,877)     10,734      (15,856)
Interest and investment income.................     6,660       31,302      14,328       60,541
Interest expense...............................   (46,751)     (42,436)    (96,444)     (85,752)
Gain on investments............................                 37,566                   52,723
                                                 --------    ---------   ---------    ---------
Income (loss) before income taxes, equity in
  net loss of affiliates, minority interest and
  cumulative effect of change in accounting
  principle....................................   (33,283)      16,555     (71,382)      11,656
Income tax benefit (expense)...................        25       (4,860)      1,950      (15,122)
                                                 --------    ---------   ---------    ---------
Income (loss) before equity in net loss of
  affiliates, minority interest and cumulative
  effect of change in accounting principle.....   (33,258)      11,695     (69,432)      (3,466)
Equity in net loss of affiliates, net of
  taxes........................................   (20,707)    (106,654)    (43,061)    (215,043)
Minority interest, net of taxes................      (732)       1,044         529        1,564
                                                 --------    ---------   ---------    ---------
Loss before cumulative effect of change in
  accounting principle.........................   (54,697)     (93,915)   (111,964)    (216,945)
Cumulative effect of change in accounting
  principle, net of taxes (Note 10)............                             (1,741)
                                                 --------    ---------   ---------    ---------
Net loss.......................................   (54,697)     (93,915)   (113,705)    (216,945)
Preferred dividends............................   (40,694)     (16,124)    (56,817)     (35,481)
                                                 --------    ---------   ---------    ---------
Net loss applicable to common stockholders.....  $(95,391)   $(110,039)  $(170,522)   $(252,426)
                                                 ========    =========   =========    =========
Basic and diluted loss per share...............  $  (0.29)   $   (0.37)  $   (0.55)   $   (0.86)
                                                 ========    =========   =========    =========
Weighted average shares outstanding:
  Basic and diluted............................   326,859      295,909     312,758      294,595
                                                 ========    =========   =========    =========

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE, 30      DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)       (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   225,403    $   394,045
  Accounts receivable, net..................................       64,734         56,347
  Contracts-in-process......................................      171,214        180,868
  Inventories...............................................      146,275        120,608
  Other current assets......................................       82,429         79,713
                                                              -----------    -----------
    Total current assets....................................      690,055        831,581
Property, plant and equipment, net..........................    1,978,379      1,944,815
Cost in excess of net assets acquired, net..................      905,273        918,826
Long-term receivables.......................................      163,271        145,504
Investments in and advances to affiliates...................      197,674        251,658
Deposits....................................................      147,490        161,790
Deferred tax assets.........................................      303,634        293,142
Other assets................................................      125,640        131,002
                                                              -----------    -----------
                                                              $ 4,511,416    $ 4,678,318
                                                              ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $   150,059    $   110,715
  Accounts payable..........................................      142,781        139,104
  Accrued employment costs..................................       52,695         45,271
  Customer advances.........................................       93,275         70,866
  Accrued interest and preferred dividends..................       48,983         51,645
  Other current liabilities.................................       43,852         45,049
  Income taxes payable......................................       32,606         31,904
                                                              -----------    -----------
    Total current liabilities...............................      564,251        494,554
Pension and other postretirement liabilities................       55,388         51,619
Long-term liabilities.......................................      168,387        180,275
Long-term debt..............................................    2,268,421      2,346,129
Minority interest...........................................       18,646         19,353
Commitments and contingencies (Note 8)
Shareholders' equity:
  6% Series C convertible redeemable preferred stock
    ($491,994 and $674,893 redemption value), $.01 par
    value...................................................      485,371        665,809
  6% Series D convertible redeemable preferred stock
    ($305,539 and $400,000 redemption value), $.01 par
    value...................................................      296,529        388,204
  Common stock, $.01 par value..............................        3,330          2,983
  Paid-in capital...........................................    2,758,718      2,448,519
  Treasury stock............................................       (3,360)        (3,360)
  Unearned compensation.....................................          (78)          (148)
  Retained deficit..........................................   (2,117,029)    (1,946,507)
  Accumulated other comprehensive income....................       12,842         30,888
                                                              -----------    -----------
    Total shareholders' equity..............................    1,436,323      1,586,388
                                                              -----------    -----------
                                                              $ 4,511,416    $ 4,678,318
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

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
Operating activities:
  Net loss..................................................  $(113,705)   $(216,945)
  Non-cash items:
    Equity in net loss of affiliates, net of taxes..........     43,061      215,043
    Minority interest, net of taxes.........................       (529)      (1,564)
    Cumulative effect of change in accounting principle, net
     of taxes...............................................      1,741
    Deferred taxes..........................................     (2,865)       5,314
    Non-cash interest expense...............................     19,882       18,103
    Depreciation and amortization...........................    109,676      107,255
    Non-cash interest and investment income.................                 (20,341)
    Gain on investment......................................                 (52,723)
  Change in operating assets and liabilities:
    Accounts receivable, net................................     (8,387)     (41,845)
    Contracts-in-process....................................        904       85,607
    Inventories.............................................    (25,667)     (10,628)
    Long-term receivables...................................    (17,767)     (10,942)
    Deposits................................................     14,300       46,980
    Other current assets and other assets...................     11,432        1,517
    Accounts payable........................................      3,677      (98,005)
    Accrued expenses and other current liabilities..........      3,565       14,572
    Customer advances.......................................     22,409      (24,549)
    Income taxes payable....................................        586        8,215
    Pension and other postretirement liabilities............      3,769        3,001
    Long-term liabilities...................................    (11,888)      30,726
    Other...................................................        (65)      (1,198)
                                                              ---------    ---------
Net cash provided by operating activities...................     54,129       57,593
                                                              ---------    ---------
Investing activities:
  Capital expenditures......................................   (126,017)    (288,091)
  Investments in and advances to affiliates.................    (20,124)    (139,580)
  Advances repaid by affiliates.............................                   4,473
  Proceeds from sale of investments.........................                  70,940
  Use and transfer of restricted and segregated cash........                 162,252
                                                              ---------    ---------
Net cash used in investing activities.......................   (146,141)    (190,006)
                                                              ---------    ---------
Financing activities:
  Proceeds from issuance of 6% Series D preferred stock,
    net.....................................................                 388,000
  Borrowings under revolving credit facility................     85,000
  Repayments under term loans...............................    (56,000)     (37,500)
  Repayments under revolving credit facilities..............    (85,000)     (50,000)
  Repayments of export-import facility......................     (1,073)      (1,073)
  Repayments of other long-term obligations.................     (1,173)      (1,204)
  Proceeds from other stock issuances.......................      9,908       16,278
  Preferred dividends.......................................    (28,292)     (29,599)
                                                              ---------    ---------
Net cash (used in) provided by financing activities.........    (76,630)     284,902
                                                              ---------    ---------
Increase (decrease) in cash and cash equivalents............   (168,642)     152,489
Cash and cash equivalents -- beginning of period............    394,045      239,865
                                                              ---------    ---------
Cash and cash equivalents -- end of period..................  $ 225,403    $ 392,354
                                                              =========    =========
Non-cash activities:
  Unrealized losses on available-for-sale securities, net of
    taxes...................................................  $ (20,207)   $  (2,764)
                                                              =========    =========
  Unrealized net gains on derivatives, net of taxes.........  $   3,067
                                                              =========
  Conversion of Series A preferred stock to common stock....               $     459
                                                                           =========
  Conversion of Series C preferred stock and Series D
    preferred stock to common stock and related issuance of
    additional common shares on conversion..................  $ 300,328    $  75,449
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

2) BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Loral included in Loral's latest Annual Report on Form 10-K.

  Reclassifications

     Certain reclassifications have been made to conform prior period amounts to the current period presentation.

                          LORAL SPACE & COMMUNICATIONS

3) COMPREHENSIVE LOSS

     The components of comprehensive loss for the six months ended June 30, 2001 and 2000 are as follows (in thousands):

                                                                2001         2000
                                                              ---------    ---------
Net loss....................................................  $(113,705)   $(216,945)
Cumulative translation adjustment...........................       (906)        (803)
Unrealized net gains on derivatives, net of taxes (see Note
  10).......................................................      3,067
Unrealized losses on available-for-sale securities, net of
  taxes.....................................................    (20,207)      (2,764)
Less: realized gains on available-for-sale securities
  included in net loss......................................                 (52,723)
                                                              ---------    ---------
Comprehensive loss..........................................  $(131,751)   $(273,235)
                                                              =========    =========

4) CONTRACTS-IN-PROCESS

                                                              JUNE 30,    DECEMBER 31,
                                                                2001          2000
                                                              --------    ------------
                                                                   (IN THOUSANDS)
U.S. government contracts:
  Amounts billed............................................  $  9,002      $  8,285
  Unbilled receivables......................................     1,186         4,098
                                                              --------      --------
                                                                10,188        12,383
                                                              --------      --------
Commercial contracts:
  Amounts billed............................................   119,683        50,587
  Unbilled receivables......................................    41,343       117,898
                                                              --------      --------
                                                               161,026       168,485
                                                              --------      --------
                                                              $171,214      $180,868
                                                              ========      ========

     Unbilled amounts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed upon shipment of the product, achievement of contractual milestones, or completion of the contract and, at such time, are reclassified to billed receivables.

                          LORAL SPACE & COMMUNICATIONS

5) INVESTMENTS IN AND ADVANCES TO AFFILIATES

     Investments in and Advances to Affiliates consist of (in thousands):

                                                              JUNE 30,    DECEMBER 31,
                                                                2001          2000
                                                              --------    ------------
Globalstar:
  Acquired notes and loans ($603 million and $572 million
     principal and accrued interest as of June 30, 2001 and
     December 31, 2000, respectively).......................  $ 20,107      $ 50,267
  Vendor financing ($235 million and $229 million principal
     and accrued interest as of June 30, 2001 and December
     31, 2000, respectively)................................
Globalstar service provider partnerships equity investments
  and advances..............................................     2,433        11,400
Satmex equity investments...................................    75,276        84,290
Europe*Star equity investments and advances.................    98,750       104,593
Other affiliate equity investments..........................     1,108         1,108
                                                              --------      --------
                                                              $197,674      $251,658
                                                              ========      ========

     The Company accounts for its investment in Globalstar on the equity method due to its inability to control significant operating decisions at Globalstar. In 2000, Loral's allocated share of Globalstar's losses and Globalstar's impairment charges reduced Loral's investment in and advances to Globalstar to zero. Accordingly, Loral has discontinued providing for its allocated share of Globalstar's net losses beginning in 2001. The Company accounts for its investment in Globalstar's $500 million credit facility at fair value, with changes in the value (net of tax) recorded as a component of other comprehensive loss.

     The Company has contingent liabilities of approximately $22 million in connection with Globalstar service provider partnerships.

     Equity in net loss of affiliates consists of (in thousands):

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2001        2000
                                                              --------    ---------
Globalstar and Globalstar service provider partnerships, net
  of taxes..................................................  $(22,589)   $(200,335)
Satmex......................................................    (9,057)     (11,433)
Europe*Star.................................................   (11,415)      (2,434)
Other affiliates, net of taxes..............................                   (841)
                                                              --------    ---------
                                                              $(43,061)   $(215,043)
                                                              ========    =========

                          LORAL SPACE & COMMUNICATIONS

5) INVESTMENTS IN AND ADVANCES TO AFFILIATES -- (CONTINUED)

     The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Revenues....................................................  $58,831    $86,135
Interest and investment income..............................      589     30,446
Interest expense capitalized on development stage
  enterprises...............................................               2,294
Elimination of Loral's proportionate share of intercompany
  profits...................................................      808      3,780
Amortization of excess carrying value, capitalized interest
  and intercompany profits related to investments...........     (254)    15,450

     The following table represents the summary of results of operations of Loral's affiliate Satmex (in thousands):

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Sales.......................................................  $66,704    $66,253
Operating income............................................   20,537     13,693
Net loss....................................................   (7,615)   (14,739)
Net loss applicable to common shareholders..................   (8,369)   (15,493)

                          LORAL SPACE & COMMUNICATIONS

6) LONG TERM DEBT

                                                              JUNE 30,     DECEMBER 31,
                                                                2001           2000
                                                             ----------    ------------
                                                                   (IN THOUSANDS)
Term loan, 7.72% and 10.45% at June 30, 2001 and December
  31, 2000, respectively...................................  $  294,000     $  300,000
Revolver, 7.22% and 9.95% at June 30, 2001 and December 31,
  2000, respectively.......................................     165,000        200,000
Term loan facility, 4.15% and 7.04% at June 30, 2001 and
  December 31, 2000 respectively...........................     125,000        175,000
Revolving credit facility, 4.15% and 7.04% at June 30, 2001
  and December 31, 2000, respectively......................     455,000        420,000
9.50% Senior notes due 2006................................     350,000        350,000
Export-Import credit facility..............................       9,653         10,726
Other......................................................         566            576
Non-recourse debt of Loral CyberStar:
  11.25% Senior notes due 2007 (principal amount $443
     million)..............................................     491,989        495,377
  12.50% Senior discount notes due 2007 (principal amount
     at maturity $484 million and accreted principal amount
     $453 million and $427 million at June 30, 2001 and
     December 31, 2000, respectively)......................     515,110        491,841
  Other....................................................      12,162         13,324
                                                             ----------     ----------
Total debt.................................................   2,418,480      2,456,844
Less, current maturities...................................     150,059        110,715
                                                             ----------     ----------
                                                             $2,268,421     $2,346,129
                                                             ==========     ==========

7) LOSS PER SHARE

     Basic loss per share is computed based upon the weighted average number of shares of common stock and the Series A Preferred Stock outstanding in 2000. For the three and six months ended June 30, 2001 and 2000, diluted loss per share excludes the assumed conversion of the Company's Series C convertible redeemable preferred stock (the "Series C Preferred Stock") and its Series D convertible redeemable preferred stock (the "Series D Preferred Stock") into shares of common stock, as their effect would have been antidilutive. Weighted options equating to approximately 1.0 million shares of common stock for the three months ended June 30, 2000 and approximately 0.8 million and 0.5 million shares of common stock for the six months ended June 30, 2001 and 2000, respectively, as calculated using the treasury stock method, were excluded from the calculation of diluted loss per share, as the effect would have been antidilutive.

                          LORAL SPACE & COMMUNICATIONS

7) LOSS PER SHARE -- (CONTINUED)

     The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                  JUNE 30,               JUNE 30,
                                            --------------------   --------------------
                                              2001        2000       2001        2000
                                            --------    --------   --------    --------
Numerator:
  Loss before cumulative effect of change
     in accounting principle..............  $ 54,697    $ 93,915   $111,964    $216,945
  Cumulative effect of change in
     accounting principle, net of taxes...                            1,741
                                            --------    --------   --------    --------
  Net loss................................    54,697      93,915    113,705     216,945
  Preferred dividends.....................    40,694      16,124     56,817      35,481
                                            --------    --------   --------    --------
  Numerator for basic and diluted loss per
     share -- net loss applicable to
     common stockholders..................  $ 95,391    $110,039   $170,522    $252,426
                                            ========    ========   ========    ========
Denominator:
  Weighted average shares:
     Common stock.........................   326,859     295,909    312,758     272,148
     Series A preferred stock.............                                       22,447
                                            --------    --------   --------    --------
  Denominator for basic and diluted loss
     per share............................   326,859     295,909    312,758     294,595
                                            ========    ========   ========    ========
  Basic and diluted loss per share........  $   0.29    $   0.37   $   0.55    $   0.86
                                            ========    ========   ========    ========

     The cumulative effect of the change in accounting principle increased the Company's loss per share calculation by $0.01 to $0.55 for the six months ended June 30, 2001 (see Note 10).

     On April 16, 2001, the Company completed exchange offers for its Series C Preferred Stock and its Series D Preferred Stock. As a result, 3.7 million shares of its Series C Preferred Stock and 1.9 million shares of its Series D Preferred Stock were tendered and exchanged (representing approximately 27% and 24%, respectively, of the outstanding shares of the two issues) into 30.9 million shares of the Company's common stock. Loral incurred non-cash dividend charges in the second quarter of 2001 of approximately $29 million, which primarily relates to the difference between the value of the common stock issued in the exchange offers and the value of the shares that were issuable under the conversion terms of the preferred stock. The non-cash dividend charges had no impact on Loral's total shareholders' equity as the offset was an increase in common stock and paid-in capital. In addition, Loral will save approximately $17 million annually in preferred dividend payments and will avoid approximately $277 million in mandatory redemptions in 2006 and 2007.

     During the first quarter of 2000, all of the Company's Series A preferred stock and 1.4 million shares of its Series C Preferred Stock were converted into the Company's common stock.

8) COMMITMENTS AND CONTINGENCIES

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of capitalized interest as of May 2000) with Qualcomm. The original terms of this vendor financing provided for interest at 6%, a maturity date of August 15, 2003 and required repayment pro rata with the term loans due to Loral under Globalstar's $500 million credit facility. As of June 30, 2001, $583.2 million was outstanding under this facility (including $83.2 million of capitalized interest).

                          LORAL SPACE & COMMUNICATIONS

8) COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

     Loral has agreed that if the principal amount (excluding capitalized interest of $83.2 million at June 30, 2001) outstanding under the Qualcomm vendor financing facility exceeds the principal amount due Loral under Globalstar's $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As of June 30, 2001, Loral had no guarantee obligation.

     Loral Skynet has entered into prepaid leases and sales contracts relating to transponders on its satellites. Under the terms of these agreements, Loral Skynet continues to operate the satellites which carry the transponders and originally provided for a warranty for a period of 10 to 14 years, in the case of sales contracts (twelve transponders), and the lease term, in the case of the prepaid leases (six transponders). Depending on the contract, Loral Skynet may be required to replace transponders which do not meet operating specifications. All customers are entitled to a refund equal to the reimbursement value if there is no replacement. In the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer.

     Eleven of the satellites built by SS/L and launched since 1997, four of which are owned and operated by Loral's subsidiaries or affiliates, have experienced minor losses of power from their solar arrays. Although to date, neither the Company nor any of the customers using the affected satellites have experienced any degradation in performance, there can be no assurance that one or more of the affected satellites will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite's design, when in the life of the affected satellite the loss occurred and the number and type of use being made of transponders then in service. A complete or partial loss of satellites could result in a loss of orbital incentive payments and, in the case of satellites owned by Loral subsidiaries and affiliates, a loss of revenues and profits. Losses of satellites owned by Loral and its affiliates are fully insured. With respect to satellites under construction and construction of new satellites, based on its investigation of the matter, SS/L has identified and is implementing remedial measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation of these measures will cause delays in the launch of satellites under construction or construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, the Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

     In late 1998, following the launch of an SS/L-built satellite sold to PanAmSat, a manufacturing error was discovered that affected the geographical coverage of the Ku-band transponders on the satellite. On January 6, 2000, PanAmSat filed an arbitration proceeding in connection with this error claiming damages of $225 million for lost profits and increased sales and marketing costs. On May 25, 2001, the Company settled this matter with PanAmSat. The charge for the settlement was fully provided for in 2000.

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

                          LORAL SPACE & COMMUNICATIONS

8) COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

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

                          LORAL SPACE & COMMUNICATIONS

8) COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

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

     The Company estimated the recovery of certain insurance proceeds in its 2000 consolidated financial statements in connection with an insurance claim with its insurance carrier and received the proceeds in May 2001.

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

                          LORAL SPACE & COMMUNICATIONS

8) COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

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

     On May 22, 2001, plaintiffs Philip J. Hage, Jr. and Ron Maggiaro filed a purported class action complaint against Loral in the United States District Court for the Southern District of New York. The other defendants named in the complaint are Bernard Schwartz and Richard Townsend. The complaint alleges that
(a) the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar's and Loral's business and prospects; and (b) that Messrs. Schwartz and Townsend are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of Loral. The class of plaintiffs on whose behalf this lawsuit has been asserted consists of all buyers of Loral common stock from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related or affiliated therewith.

     Six additional purported class action complaints have been filed in the United States District Court for the Southern District of New York by plaintiffs Merchants TNS Pension Trust, Laura S. Dalton, Michael T. Benson, Marilyn Funt and Trident, Ltd., Profit Sharing Plan, Alexander Igdalski and James Dwyer on May 25, May 29, June 1, June 6, June 28, and July 23, 2001 respectively. These complaints allege claims against Loral and Messrs. Schwartz and Townsend that are substantially identical to those set forth in the Hage action, and the class of plaintiffs on whose behalf these lawsuits have been asserted is the same as the purported class in the Hage action.

                          LORAL SPACE & COMMUNICATIONS

8) COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

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

     In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as the measure of a segment's profit or loss. Segment results include the results of its subsidiaries and its affiliates, Satmex and Europe*Star, which are accounted for using the equity method in these condensed consolidated financial statements. Intersegment revenues primarily consists of satellites under construction by satellite manufacturing and technology for fixed satellite services and the leasing of transponder capacity by satellite manufacturing and technology and data services from fixed satellite services. In 2001, the Company no longer considered global mobile telephone service to be a reportable segment and has excluded it from its segment presentation and restated the information for 2000 accordingly.

                          LORAL SPACE & COMMUNICATIONS

9) SEGMENTS -- (CONTINUED)

     Summarized financial information concerning Loral's reportable segments is as follows (in millions):

                        THREE MONTHS ENDED JUNE 30, 2001

                                                         SATELLITE
                                            FIXED      MANUFACTURING
                                          SATELLITE         AND           DATA
                                         SERVICES(1)   TECHNOLOGY(2)   SERVICES(3)   CORPORATE(4)     TOTAL
                                         -----------   -------------   -----------   ------------   ---------
REVENUES AND EBITDA:
Revenues from external customers.......   $  119.8       $  145.0        $ 26.1                     $   290.9
Intersegment revenues..................       13.7           67.0                                        80.7
                                          --------       --------        ------                     ---------
Operating segment revenues.............   $  133.5       $  212.0        $ 26.1                         371.6
                                          ========       ========        ======
Revenues of unconsolidated
  affiliates(5)........................                                                                 (36.0)
Intercompany revenues(6)...............                                                                 (60.7)
                                                                                                    ---------
Operating revenues as reported.........                                                             $   274.9
                                                                                                    =========
Segment EBITDA before eliminations.....   $   89.5       $   15.8        $ (3.6)        $(12.5)     $    89.2
                                          ========       ========        ======         ======
EBITDA of unconsolidated
  affiliates(5)........................                                                                 (19.5)
Intercompany EBITDA(6).................                                                                  (7.5)
                                                                                                    ---------
EBITDA(7)..............................                                                                  62.2
Depreciation and amortization(8).......                                                                 (55.4)
                                                                                                    ---------
Operating income.......................                                                             $     6.8
                                                                                                    =========
OTHER DATA:
Depreciation and amortization before
  affiliate eliminations(8)............   $   58.6       $    8.1        $  6.2         $  0.5      $    73.4
                                          ========       ========        ======         ======
Depreciation and amortization of
  unconsolidated affiliates(5)(8)......                                                                 (18.0)
                                                                                                    ---------
Depreciation and amortization(8).......                                                             $    55.4
                                                                                                    =========
Total assets before affiliate
  eliminations.........................   $4,142.8       $1,176.9        $223.7         $455.5      $ 5,998.9
                                          ========       ========        ======         ======
Total assets of unconsolidated
  affiliates(5)........................                                                              (1,487.5)
                                                                                                    ---------
Total assets...........................                                                             $ 4,511.4
                                                                                                    =========

                          LORAL SPACE & COMMUNICATIONS

9) SEGMENTS -- (CONTINUED)

---------------

(1) Includes 100% of Europe*Star's and Satmex's revenues and EBITDA (Europe*Star commenced revenue service in 2001). Also includes Loral's subsidiary, Loral Skynet do Brasil since November 2000.

(2) Satellite manufacturing and technology consists of 100% of SS/L's results.

(3) Data services consists of 100% of CyberStar LP and Loral CyberStar's data services business. Equipment sales for data services were $1.7 million and $2.2 million for the three months ended June 30, 2001 and 2000 respectively, and $3.8 million and $6.4 million for the six months ended June 30, 2001 and 2000, respectively.

(4) Represents corporate expenses incurred in support of the Company's operations.

(5) Represents amounts related to unconsolidated affiliates (Satmex and Europe*Star), which are eliminated in order to arrive at Loral's consolidated results. Loral's proportionate share of these affiliates is included in net loss of affiliates in Loral's consolidated statements of operations.

(6) Represents the elimination of intercompany sales and EBITDA, primarily for satellites under construction by SS/L for wholly-owned subsidiaries; as well as eliminating revenues for the lease of transponder capacity by satellite manufacturing and technology and data services from fixed satellite services.

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

                          LORAL SPACE & COMMUNICATIONS

9) SEGMENTS -- (CONTINUED)

                         SIX MONTHS ENDED JUNE 30, 2001

                                                          SATELLITE
                                             FIXED      MANUFACTURING
                                           SATELLITE         AND           DATA
                                          SERVICES(1)   TECHNOLOGY(2)   SERVICES(3)   CORPORATE(4)    TOTAL
                                          -----------   -------------   -----------   ------------   -------
REVENUES AND EBITDA:
Revenues from external customers........    $235.8         $270.8         $ 54.8                     $ 561.4
Intersegment revenues...................      26.9          142.3                                      169.2
                                            ------         ------         ------                     -------
Operating segment revenues..............    $262.7         $413.1         $ 54.8                       730.6
                                            ======         ======         ======
Revenues of unconsolidated
  affiliates(5).........................                                                               (71.6)
Intercompany revenues(6)................                                                              (123.0)
                                                                                                     -------
Operating revenues as reported..........                                                             $ 536.0
                                                                                                     =======
Segment EBITDA before eliminations......    $173.4         $ 35.0         $(13.6)        $(21.9)     $ 172.9
                                            ======         ======         ======         ======
EBITDA of unconsolidated
  affiliates(5).........................                                                               (38.6)
Intercompany EBITDA(6)..................                                                               (13.9)
                                                                                                     -------
EBITDA(7)...............................                                                               120.4
Depreciation and amortization(8)........                                                              (109.7)
                                                                                                     -------
Operating income........................                                                             $  10.7
                                                                                                     =======
OTHER DATA:
Depreciation and amortization before
  affiliate eliminations(8).............    $115.2         $ 15.6         $ 11.6         $  1.1      $ 143.5
                                            ======         ======         ======         ======
Depreciation and amortization of
  unconsolidated affiliates(5)(8).......                                                               (33.8)
                                                                                                     -------
Depreciation and amortization(8)........                                                             $ 109.7
                                                                                                     =======

                          LORAL SPACE & COMMUNICATIONS

9) SEGMENTS -- (CONTINUED)

                        THREE MONTHS ENDED JUNE 30, 2000

                                                       SATELLITE
                                          FIXED      MANUFACTURING
                                        SATELLITE         AND           DATA
                                       SERVICES(1)   TECHNOLOGY(2)   SERVICES(3)   CORPORATE(4)     TOTAL
                                       -----------   -------------   -----------   ------------   ---------
REVENUES AND EBITDA:
Revenues from external customers.....   $  102.4       $  181.4        $ 29.2                     $   313.0
Intersegment revenues................        9.9          116.4                                       126.3
                                        --------       --------        ------                     ---------
Operating segment revenues...........   $  112.3       $  297.8        $ 29.2                         439.3
                                        ========       ========        ======
Revenues of unconsolidated
  affiliates(5)......................                                                                 (33.8)
Intercompany revenues(6).............                                                                 (81.2)
                                                                                                  ---------
Operating revenues as reported.......                                                             $   324.3
                                                                                                  =========
Segment EBITDA before eliminations...   $   69.9       $   25.3        $(11.0)       $  (10.8)    $    73.4
                                        ========       ========        ======        ========
EBITDA of unconsolidated
  affiliates(5)......................                                                                 (21.1)
Intercompany EBITDA(6)...............                                                                  (8.0)
                                                                                                  ---------
EBITDA(7)............................                                                                  44.3
Depreciation and amortization(8).....                                                                 (54.2)
                                                                                                  ---------
Operating loss.......................                                                             $    (9.9)
                                                                                                  =========
OTHER DATA:
Depreciation and amortization before
  affiliate eliminations(8)..........   $   54.9       $    9.2        $  4.6        $    0.9     $    69.6
                                        ========       ========        ======        ========
Depreciation and amortization of
  unconsolidated affiliates(5)(8)....                                                                 (15.4)
                                                                                                  ---------
Depreciation and amortization(8).....                                                             $    54.2
                                                                                                  =========
Total assets before affiliate
  eliminations.......................   $3,744.5       $1,551.5        $213.2        $1,192.8     $ 6,702.0
                                        ========       ========        ======        ========
Total assets of unconsolidated
  affiliates(5)......................                                                              (1,289.7)
                                                                                                  ---------
Total assets.........................                                                             $ 5,412.3
                                                                                                  =========

                          LORAL SPACE & COMMUNICATIONS

9) SEGMENTS -- (CONTINUED)

                         SIX MONTHS ENDED JUNE 30, 2000

                                                        SATELLITE
                                           FIXED      MANUFACTURING
                                         SATELLITE         AND           DATA
                                        SERVICES(1)   TECHNOLOGY(2)   SERVICES(3)   CORPORATE(4)    TOTAL
                                        -----------   -------------   -----------   ------------   -------
REVENUES AND EBITDA:
Revenues from external customers......    $197.1         $362.8         $ 61.7                     $ 621.6
Intersegment revenues.................      17.2          183.3                                      200.5
                                          ------         ------         ------                     -------
Operating segment revenues............    $214.3         $546.1         $ 61.7                       822.1
                                          ======         ======         ======
Revenues of unconsolidated
  affiliates(5).......................                                                               (66.2)
Intercompany revenues(6)..............                                                              (113.6)
                                                                                                   -------
Operating revenue as reported.........                                                             $ 642.3
                                                                                                   =======
Segment EBITDA before eliminations....    $131.9         $ 51.7         $(21.3)        $(20.3)     $ 142.0
                                          ======         ======         ======         ======
EBITDA of unconsolidated
  affiliates(5).......................                                                               (40.5)
Intercompany EBITDA(6)................                                                               (10.1)
                                                                                                   -------
EBITDA(7).............................                                                                91.4
Depreciation and amortization(8)......                                                              (107.3)
                                                                                                   -------
Operating loss........................                                                             $ (15.9)
                                                                                                   =======
OTHER DATA:
Depreciation and amortization before
  affiliate eliminations(8)...........    $109.1         $ 18.1         $  9.8         $  1.1      $ 138.1
                                          ======         ======         ======         ======
Depreciation and amortization of
  unconsolidated affiliates(5)(8).....                                                               (30.8)
                                                                                                   -------
Depreciation and amortization(8)......                                                             $ 107.3
                                                                                                   =======

10) ACCOUNTING PRONOUNCEMENTS

     On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings. Upon adoption, the Company recorded a $1.7 million reduction in net income, net of tax, and a $1.2 million increase in other comprehensive income ("OCI"), net of tax, relating to the cumulative effect of the change in adopting this new accounting principle. The Company recorded these adjustments to recognize the fair value of foreign currency forward contracts that qualify as derivatives under SFAS 133 and to recognize the fair value of firm commitments designated as hedged items in fair value hedge relationships. Furthermore, the transition adjustments reflect the derecognition of any deferred gains or losses

                          LORAL SPACE & COMMUNICATIONS

10) ACCOUNTING PRONOUNCEMENTS -- (CONTINUED)

recorded on the balance sheet prior to the effective date of SFAS No. 133 on foreign exchange contracts designated as hedges of foreign currency exposures on long-term construction contracts in process.

  Foreign Exchange Exposure Management

     The Company enters into long-term construction contracts with customers and vendors, some of which are denominated in foreign currencies, and hedges substantially all of the foreign currency risks with foreign currency exchange contracts (forwards) with maturities matching the expected cash flows. Derivatives are used to eliminate, reduce, or transfer substantially all foreign currency risks that can be identified and quantified in order to minimize the risk of foreign exchange rate fluctuations to operating results and cash flows. Hedges of expected foreign currency denominated contract revenues and related purchases are designated and documented at inception as cash flow hedges, evaluated for effectiveness at least quarterly, and have maturities through 2006. As the critical terms of the currency exchange contracts and expected cash flows from long-term construction contracts are matched at hedge inception, currency exchange contract effectiveness is calculated by comparing the fair value of the derivative to the change in value of the expected cash flow, with the effective portion of highly effective hedges reflected on the balance sheet and accumulated in OCI. Forward points are excluded from effectiveness testing on derivatives that are adjusted due to accelerated or delayed cash flows within the contract. OCI associated with hedges of foreign currency contract revenues and costs are reclassified to revenue and cost of sales, respectively, based on a percentage of contract completion, while gains and losses associated with hedges of receivables and payables are reclassified to interest income or expense.

     The Company also enters into firm commitments with unrelated parties to purchase required component and subassembly inventory from vendors, some of which are denominated in foreign currencies, and hedges substantially all of the foreign currency risk with foreign currency forward contracts or, for short periods, with foreign currency balances. Hedges of firm commitments are designated and documented at inception as fair value hedges and evaluated for effectiveness at least quarterly. As the critical terms of the forward contracts and firm commitments are matched at hedge inception, forward contract effectiveness is calculated by comparing the fair value of the derivative to the change in value of the expected inventory purchase. Forward points are excluded from effectiveness testing on hedges that are adjusted due to accelerated or delayed payments and cash balances. Changes in the value of both highly effective hedges and the designated firm commitment are reflected on the balance sheet and recognized currently in interest income or expense.

     Ineffectiveness from all hedging activity was immaterial for the three and six months ended June 30, 2001. For the three and six months ended June 30, 2001, SS/L recognized charges of $0.9 million and $0.9 million, respectively, for hedges that no longer qualify as fair value hedges and $0.1 million and $0.6 million, respectively, for excluded forward points on accelerated or delayed cash flows, which were recorded to interest expense.

     Unrealized Net Gains on Derivatives

     The following table summarizes the activity in OCI (net of taxes) related to derivatives classified as cash flow hedges for the six months ended June 30, 2001 (in thousands):

Cumulative transition adjustment............................  $ 1,220
Net increase in foreign currency exchange contracts.........    8,269
Reclassifications into revenue and cost of sales from OCI...   (6,422)
                                                              -------
Unrealized net gains on derivatives at June 30, 2001........  $ 3,067
                                                              =======

                          LORAL SPACE & COMMUNICATIONS

10) ACCOUNTING PRONOUNCEMENTS -- (CONTINUED)

     At June 30, 2001, the Company anticipates reclassifying $2.2 million of the balance in OCI to earnings in the next twelve months.

     New Accounting Pronouncements

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The Company has adopted the applicable disclosure requirements of SFAS No. 140 in its consolidated financial statements. The Company has determined that there was no effect on the Company's consolidated financial position or results of operations relating to the adoption of the other provisions of SFAS No. 140.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 on January 1, 2002. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill with an expected net carrying value of approximately $892 million at the date of adoption and annual amortization of approximately $27 million that resulted from business combinations completed prior to the adoption of SFAS 141. The Company will evaluate goodwill under the new transitional impairment test in SFAS 142 and accordingly, has not yet determined whether or not there will be an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

                       LORAL SPACE & COMMUNICATIONS LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Results of Operations and Financial Condition of Loral Space & Communications Ltd. and its subsidiaries ("Loral" or the "Company") are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, the Company or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of the Company. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involves risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond the Company's control. Some of these factors and conditions include: (i) the Company and its subsidiaries and affiliates have significant debt and guarantee obligations;
(ii) the Company may be required to take further charges relating to its investment in connection with Globalstar related activities and may be subject to claims brought by third parties seeking to impose liabilities on the Company as a result of its relationships with Globalstar, L.P. ("Globalstar"); (iii) if the Company's business plan does not succeed, our operations might not generate enough cash to pay our obligations; (iv) launch failures may delay operations;
(v) some of the satellites the Company currently has in orbit have experienced operational problems; (vi) Space Systems/Loral, Inc. ("SS/L") is subject to export control restrictions and is the target of a grand jury investigation that may adversely affect its ability to export; (vii) severe competition in the Company's industries; and (viii) governmental or regulatory changes. For a detailed discussion of these factors and conditions, please refer to the periodic reports filed with the SEC by Loral, Loral CyberStar, Inc. ("Loral CyberStar") and Satelites de Mexico, S.A. de C.V. ("Satmex"). In addition, we caution you that the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control. The Company undertakes no obligation to update any forward-looking statements.

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

CONSOLIDATED OPERATING RESULTS

     In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a measure of a segment's profit or loss. The following discussion of revenues and EBITDA reflects the results of Loral's operating businesses for the three and six months ended June 30, 2001 and 2000 respectively. See Note 9 to Loral's condensed consolidated financial statements for additional information on segment results. The remainder of the discussion relates to the consolidated results of Loral, unless otherwise noted.

                                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                  JUNE 30,            JUNE 30,
                                                             ------------------   -----------------
                                                              2001        2000     2001      2000
                                                             ------      ------   -------   -------
                                                               (IN MILLIONS)        (IN MILLIONS)
REVENUES:
Fixed satellite services(1)................................  $133.5      $112.3   $262.7    $214.3
Satellite manufacturing and technology(2)..................   212.0       297.8    413.1     546.1
Data services(3)...........................................    26.1        29.2     54.8      61.7
                                                             ------      ------   ------    ------
Segment revenues...........................................   371.6       439.3    730.6     822.1
Affiliate eliminations(4)..................................   (36.0)      (33.8)   (71.6)    (66.2)
Intercompany eliminations(5)...............................   (60.7)      (81.2)  (123.0)   (113.6)
                                                             ------      ------   ------    ------
Revenues as reported.......................................  $274.9      $324.3   $536.0    $642.3
                                                             ======      ======   ======    ======
EBITDA(6):
Fixed satellite services(1)................................  $ 89.5      $ 69.9   $173.4    $131.9
Satellite manufacturing and technology(2)..................    15.8        25.3     35.0      51.7
Data services(3)...........................................    (3.6)      (11.0)   (13.6)    (21.3)
Corporate expenses(7)......................................   (12.5)      (10.8)   (21.9)    (20.3)
                                                             ------      ------   ------    ------
Segment EBITDA before eliminations.........................    89.2        73.4    172.9     142.0
Affiliate eliminations(4)..................................   (19.5)      (21.1)   (38.6)    (40.5)
Intercompany eliminations(5)...............................    (7.5)       (8.0)   (13.9)    (10.1)
                                                             ------      ------   ------    ------
EBITDA as reported.........................................  $ 62.2      $ 44.3   $120.4    $ 91.4
                                                             ======      ======   ======    ======

---------------
(1) Includes 100% of Europe*Star's and Satmex's revenues and EBITDA (Europe*Star commenced revenue service in 2001). Also includes Loral's subsidiary, Loral Skynet do Brasil since November 2000.

(2) Satellite manufacturing and technology consists of 100% of SS/L's results.

(3) Data services consists of 100% of CyberStar LP and Loral CyberStar's data services business. Equipment sales for data services were $1.7 million and $2.2 million for the three months ended June 30, 2001 and 2000 respectively, and $3.8 million and $6.4 million for the six months ended June 30, 2001 and 2000, respectively.

(4) Represents amounts related to unconsolidated affiliates (Satmex and Europe*Star), which are eliminated in order to arrive at Loral's consolidated results. Loral's proportionate share of these affiliates is included in net loss of affiliates in Loral's consolidated statements of operations.

(5) Represents the elimination of intercompany sales and EBITDA, primarily for satellites under construction by SS/L for wholly-owned subsidiaries; as well as eliminating revenues for the lease of transponder capacity by satellite manufacturing and technology and data services from fixed satellite services.

(6) EBITDA (which is equivalent to operating income/loss before depreciation and amortization, including amortization of unearned stock compensation) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral's operating results. EBITDA is not an alternative to net income as an indicator of a company's operating performance, or cash flow from operations as a measure of a company's liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

(7) Represents corporate expenses incurred in support of the Company's operations.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH JUNE 30, 2000

     Segment revenues for Loral's operating businesses were $372 million in 2001 as compared to $439 million in 2000, before intercompany and affiliate eliminations of $97 million in 2001 and $115 million in 2000. The decrease in revenues was due primarily to lower revenues in satellite manufacturing and technology due primarily to the timing and quantity of bookings, offset by strong growth in FSS sales due to the increased number of transponders leased in 2001 as compared to 2000. Intercompany eliminations primarily consist of revenues from satellites under construction by satellite manufacturing and technology for FSS. The decrease in intercompany eliminations in 2001, primarily reflects decreased revenue by satellite manufacturing to FSS, which resulted from the timing of performance under long-term contracts.

     EBITDA as reported increased to $62 million in 2001 as compared to $44 million in 2000. This increase arose primarily from strong revenue growth in fixed satellite services without a proportionate growth in costs, and smaller losses from data services resulting from cost savings realized from streamlining operations, offset by lower satellite manufacturing and technology EBITDA, which was due to lower revenues.

     Depreciation and amortization was $55 million and $54 million for the three months ended June 30, 2001 and 2000, respectively. In 2002, amortization expense is expected to decrease by approximately $7 million per quarter, as a result of the Company adopting SFAS No. 142 (see Accounting Pronouncements).

     Interest and investment income was $7 million in 2001 as compared to $31 million in 2000. This decrease was principally due to non-cash interest income in 2000 related to warrants received in connection with the guarantees provided by Loral subsidiaries of Globalstar's $500 million credit facility, dividend income in 2000 related to the Company's investment in Globalstar Telecommunications Limited preferred stock, as well as lower average cash balances for investment in 2001.

     Interest expense was $47 million in 2001, net of capitalized interest of $6 million, as compared to $42 million in 2000, net of capitalized interest of $4 million. The increase is due primarily to interest expense incurred in connection with the Company's $500 million credit facility.

     In 2000, the Company realized a $38 million gain from the sale of a portion of its investments in available-for-sale securities.

     Loral, as a Bermuda company, is subject to U.S. federal, state and local income taxation at regular corporate rates plus an additional 30% "branch profits" tax on any income that is effectively connected with the conduct of a U.S. trade or business. Loral's U.S. subsidiaries are subject to regular corporate tax on their worldwide income. For 2001, the Company recorded no income taxes on a pre-tax loss of $33 million primarily due to the impact from non-deductible losses incurred outside the U.S. and non-deductible amortization of cost in excess of net assets acquired. For 2000, the Company recorded income tax expense of $5 million on pre-tax income of $17 million. The decrease in tax expense is primarily attributable to a lower amount of income subject to U.S. tax during the current period.

     The equity in net loss of affiliates was $21 million in 2001 compared to $107 million in 2000. Loral's share of equity in net losses attributable to Globalstar related activities, net of the related tax benefit, was $10 million in 2001 as compared to $102 million in 2000. This decrease is primarily due to the Company recording its share of Globalstar's equity losses and impairment charges in the fourth quarter of 2000, which reduced its investment in and advances in connection with Globalstar to zero. Also included in equity in net loss of affiliates is Loral's share of losses from Europe*Star (which commenced service in 2001), Satmex and other affiliates.

     The minority interest charge in 2001 primarily reflects the portion of CyberStar LP's income attributed to CyberStar LP's other investor, who owned 17.6% as of June 30, 2001, as compared to a minority interest benefit related to CyberStar LP's loss in 2000.

     Preferred dividends were $41 million in 2001 as compared to $16 million for 2000. This increase was primarily due to non-cash dividend charges of approximately $29 million incurred on the conversion of 3.7 million shares of Loral's 6% Series C convertible redeemable preferred stock (the "Series C Preferred Stock") and 1.9 million shares of Loral's 6% Series D convertible redeemable preferred stock (the "Series D

Preferred Stock") into the Company's common stock in the second quarter of 2001, in connection with the Company's exchange offers (see Liquidity and Capital Resources). The exchange offers were completed by the Company in April 2001 and will result in the annual elimination of approximately $17 million of future dividend payments and will avoid approximately $277 million in mandatory redemption in 2006 and 2007.

     As a result of the above, the net loss applicable to common stockholders was $95 million or $0.29 per basic and diluted share for 2001, compared to the net loss of $110 million or $0.37 per basic and diluted share for 2000. Basic and diluted weighted average shares were 327 million for 2001 and 296 million for 2000. The increase in shares was primarily due to the 30.9 million shares of common stock issued in connection with the Company's exchange offers (see Liquidity and Capital Resources).

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH JUNE 30, 2000

     Segment revenues for Loral's operating businesses were $731 million in 2001 as compared to $822 million in 2000, before intercompany and affiliate eliminations of $195 million in 2001 and $180 million in 2000. The decrease in revenues was due primarily to lower revenues in satellite manufacturing and technology due primarily to the timing and quantity of bookings, offset by strong growth in FSS sales due to the increased number of transponders leased in 2001 as compared to 2000.

     EBITDA as reported increased to $120 million in 2001 as compared to $91 million in 2000. This increase arose primarily from strong revenue growth in fixed satellite services without a proportionate growth in costs, and smaller losses from data services resulting from costs savings realized from streamlining operations, offset by lower satellite manufacturing and technology EBITDA, which was due to lower revenues.

     Depreciation and amortization was $110 million and $107 million for the six months ended June 30, 2001 and 2000, respectively. In 2002, amortization expense is expected to decrease by approximately $7 million per quarter, as a result of the Company adopting SFAS No. 142 (see Accounting Pronouncements).

     Interest and investment income was $14 million in 2001 as compared to $61 million in 2000. This decrease was principally due to non-cash interest income in 2000 related to warrants received in connection with the guarantees provided by Loral subsidiaries of Globalstar's $500 million credit facility, dividend income in 2000 related to the Company's investment in Globalstar Telecommunications Limited preferred stock, as well as lower average cash balances for investment in 2001.

     Interest expense was $96 million in 2001, net of capitalized interest of $11 million, as compared to $86 million in 2000, net of capitalized interest of $6 million. The increase is due primarily to interest expense incurred in connection with the Company's $500 million credit facility.

     In 2000, the Company realized a $53 million gain from the sale of a portion of its investments in available-for-sale securities.

     For 2001, the Company recorded an income tax benefit of $2 million on a pre-tax loss of $71 million primarily due to the impact from non-deductible losses incurred outside the U.S. and non-deductible amortization of cost in excess of net assets acquired. For 2000, the Company recorded income tax expense of $15 million on pre-tax income of $12 million. The decrease in tax expense is primarily attributable to a lower amount of income subject to U.S. tax during the current period.

     The equity in net loss of affiliates was $43 million in 2001 as compared to $215 million in 2000. Loral's share of equity in net losses of affiliates attributable to Globalstar related activities, net of the related tax benefit, was $23 million in 2001 as compared to $200 million in 2000. This decrease is primarily due to the Company recording its share of Globalstar's equity losses and impairment charges in the fourth quarter of 2000, which reduced its investment in and advances in connection with Globalstar to zero. Also included in equity in net loss of affiliates is Loral's share of losses from Europe*Star, Satmex and other affiliates.

     The minority interest benefit in 2001 primarily reflects the portion of CyberStar LP's loss attributed to CyberStar LP's other investor, who owned 17.6% as of June 30, 2001.

     On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which resulted in the Company recording a charge for the cumulative effect of a change in accounting principle of $1.7 million (see Accounting Pronouncements).

     Preferred dividends were $57 million in 2001 as compared to $35 million for 2000. This increase was primarily due to non-cash dividend charges of approximately $29 million incurred on the conversion of 3.7 million shares of Loral's 6% Series C Preferred Stock and 1.9 million shares of Loral's 6% Series D Preferred Stock into the Company's common stock in the second quarter of 2001, in connection with the Company's exchange offers.

     As a result of the above, the net loss applicable to common stockholders was $171 million or $0.55 per basic and diluted share for 2001, compared to the net loss of $252 million or $0.86 per basic and diluted share, for 2000. Basic and diluted weighted average shares were 313 million for 2001 and 295 million for 2000. The increase in shares was primarily due to the 30.9 million shares of common stock issued in connection with the Company's exchange offers (see Liquidity and Capital Resources).

RESULTS BY OPERATING SEGMENT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

  Fixed Satellite Services

     FSS revenues (including 100% of Satmex and Europe*Star) were $134 million as compared to $112 million for the three months ended June 30, 2001 and 2000, respectively, and $263 million as compared to $214 million for the six months ended June 30, 2001 and 2000, respectively. These increases were primarily due to the increased number of transponders leased in 2001 as compared to 2000. EBITDA (including 100% of Satmex and Europe*Star) was $90 million as compared to $70 million for the three months ended June 30, 2001 and 2000, respectively, and $173 million as compared to $132 million for the six months ended June 30, 2001 and 2000, respectively. These increases were primarily due to strong revenue growth without a proportionate growth in costs. As of June 30, 2001, FSS had 10 operational satellites (three of which are owned by affiliates). Funded backlog for the segment totaled $2.2 billion at June 30, 2001 as compared to $2.4 billion as of December 31, 2000, including intercompany backlog of $105 million and $65 million as of June 30, 2001 and December 31, 2000, respectively, and affiliate backlog for Satmex and Europe*Star of $477 million as of June 30, 2001 and $546 million as of December 31, 2000. The reduction in total funded backlog resulted from de-bookings arising largely from the restructuring of two customer contracts in the second quarter of 2001. In one case, Loral reduced the length of a lease agreement and allowed a reduction in the number of transponders leased under a multi-year contract. In the other case, Loral reduced the length of a lease agreement from 13 years to eight. In both instances Loral received appropriate compensation in exchange for meeting its customers' requirements and, accordingly, these debookings did not have an adverse impact on results of operations in the second quarter, nor will they have an adverse impact on near-term results of operations.

  Satellite Manufacturing and Technology

     Revenues at SS/L, the Company's satellite manufacturing and technology subsidiary, before intercompany eliminations were $212 million as compared with $298 million for the three months ended June 30, 2001 and 2000, respectively, and $413 million as compared to $546 million for the six months ended June 30, 2001 and 2000, respectively. These decreases were primarily due to the timing and quantity of bookings. EBITDA was $16 million as compared to $25 million for the three months ended June 30, 2001 and 2000, respectively, and $35 million as compared to $52 million for the six months ended June 30, 2001 and 2000, respectively. These decreases were primarily due to lower revenues. Funded backlog for SS/L was $1.4 billion as of June 30, 2001 as compared to $1.7 billion as of December 31, 2000, including intercompany backlog of $348 million as of June 30, 2001 and $477 million as of December 31, 2000.

  Data Services

     Revenues are derived primarily from Loral CyberStar's corporate data networking and Internet and intranet services businesses, which has been impacted by the slowdown of worldwide demand for telecommu-nications and Internet services. Revenues for data services were $26 million as compared to $29 million for the three months ended June 30, 2001 and 2000, respectively. The decrease in revenues was primarily due to lower volume from the VSAT business. For the six months ended June 30, 2001 and 2000, revenues were $55 million as compared to $62 million, primarily due to lower volume from the VSAT business and lower occasional use revenues from business television services. EBITDA was a loss of $4 million as compared to a loss of $11 million for the three months ended June 30, 2001 and 2000, and a loss of $14 million as compared to a loss of $21 million for the six months ended June 30, 2001 and 2000, respectively. This substantial improvement in EBITDA resulted primarily from cost savings realized from streamlining operations, savings related to the exit from the direct-to-the-consumer broadband business in 2001 and a non-recurring facility and equipment write-off in the first quarter of 2000. As of June 30, 2001, funded backlog was $150 million, as compared to $191 million as of December 31, 2000 (all from external sources). The decrease in backlog resulted from de-bookings, due to the continued softness in the Internet business worldwide.

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

  Debt

     $500 Million Credit Agreement

     In November 2000, a subsidiary of Loral entered into a $500 million secured credit agreement with Bank of America, National Association and the other lenders party thereto (the "$500 Million Credit Agreement"). The $500 Million Credit Agreement provides for a $200 million three-year revolving credit facility (the "Revolver") and a $300 million term loan (the "Term Loan"). The Term Loan is subject to a remaining amortization payment schedule as follows:
15% of the principal amount on June 30, 2002; 25% of the principal amount on March 31, 2003; and 58% of the principal amount on August 15, 2003. All amounts outstanding under the Revolver are due and payable on August 15, 2003.

     The $500 Million Credit Agreement is secured by certain assets of a subsidiary of Loral, including the Telstar 6 and Telstar 7 satellites and the loans due to Loral under Globalstar's $500 million credit facility. Based on third party valuations, management believes that the fair value of Telstar 6 and Telstar 7 is in excess of $500 million. As of June 30, 2001, the net book value of Telstar 6 and Telstar 7 was approximately $340 million. Loral has also agreed to guarantee its subsidiary's obligations under the $500 Million Credit Agreement.

     Loral SpaceCom Credit Agreement

     The Amended and Restated Credit Agreement, dated as of November 14, 1997, as amended, among Loral SpaceCom Corporation ("Loral SpaceCom"), SS/L and the banks party thereto (the "Credit Agreement"), consists of a $125 million term loan and a $500 million revolving credit facility and matures in November 2002. As of June 30, 2001, $580 million was outstanding under the Credit Agreement. The Credit Agreement requires five principal payments of $25 million each at the end of the next five quarters, with the remaining balance due at maturity. The Credit Agreement is secured by the stock of Loral SpaceCom Corporation and SS/L. As of June 30, 2001, the net book value of the assets that secure the Credit Agreement was approximately $1.15 billion.

     Other Debt Agreements

     Loral also has outstanding $350 million of 9.5% senior notes due in 2006.

     Loral CyberStar's outstanding debt as of June 30, 2001, of $1.0 billion, is non-recourse to Loral, and includes certain restrictions on Loral CyberStar's ability to pay dividends or make loans to Loral. The accreted principal value of Loral CyberStar's senior notes and senior discount notes was $896 million at June 30, 2001.

     As of June 30, 2001, Loral believes it was in compliance with all covenants pertaining to its debt facilities.

  Equity

     On April 16, 2001, the Company completed exchange offers for its Series C Preferred Stock and its Series D Preferred Stock. As a result, 3.7 million shares of its Series C Preferred Stock and 1.9 million shares of its Series D Preferred Stock were tendered and exchanged (representing approximately 27% and 24%, respectively, of the outstanding shares of the two issues) into 30.9 million shares of the Company's common stock. Loral incurred non-cash dividend charges in the second quarter of 2001 of approximately $29 million, which primarily relates to the difference between the value of the common stock issued in the exchange offers and the value of the shares that were issuable under the conversion terms of the preferred stock. The non-cash dividend charges had no impact on Loral's total shareholders' equity as the offset was an increase in common stock and paid-in capital. In addition, Loral will save approximately $17 million annually in preferred dividend payments and will avoid approximately $277 million in mandatory redemptions in 2006 and 2007.

  Cash and Available Credit

     As of June 30, 2001, Loral had $277 million of cash and available credit (including $52 million of available credit from the above credit facilities). Loral intends to utilize its existing capital base to further develop satellite technologies and hardware and to build out its fixed satellite services business.

  Net Cash Provided by Operating Activities

     Net cash provided by operating activities for the six months ended June 30, 2001 was $54 million, primarily due to the net loss as adjusted by non-cash operating items of $58 million and the increase in customer advances of $22 million primarily resulting from the prepayment by a customer for transponder capacity, offset by an increase in inventory of $26 million due to the timing of contract satellite awards.

     Net cash provided by operating activities for the six months ended June 30, 2000 was $58 million, primarily due to the net loss as adjusted for non-cash operating items of $54 million, decreases in contracts-in-process of $86 million primarily as a result of collections on two significant customer contracts in 2000, and deposits of $47 million primarily due to the assignment of launch vehicles for satellite programs and an increase in long-term liabilities of $31 million primarily due to the recognition of deferred revenue in connection with a long-term contract for data network services and transponder capacity for a customer. This was offset by decreases in accounts payable of $98 million primarily due to launch vehicle payments in 2000 and customer advances of $25 million primarily due to progress on satellite programs and an increase in accounts receivable of $42 million primarily from billed amounts due in connection with a long-term contract for data network services and transponder capacity and increased sales volume from data services.

  Net Cash Used in Investing Activities

     Net cash used in investing activities for 2001 was $146 million, as a result of capital expenditures of $126 million primarily for the construction of satellites and $20 million of investments in and advances to affiliates.

     Net cash used in investing activities for 2000 was $190 million, primarily as a result of capital expenditures of $288 million mainly for the construction or acquisition of satellites (including $181 million for the final payment for Telstar 10/Apstar IIR) and $140 million of investments in and advances to affiliates, offset by a reduction in restricted and segregated cash of $162 million and proceeds from sales of available-for-sale securities of $70 million.

  Net Cash (Used in) Provided by Financing Activities

     Net cash used in financing activities for 2001 was $77 million, due primarily to net repayments of debt obligations of $58 million and preferred dividend payments of $28 million.

     Net cash provided by financing activities for 2000 was $285 million, primarily due to net proceeds of $388 million from the Company's issuance of the Series D Preferred Stock, offset by repayments of debt obligations of $90 million.

  Other Liquidity Matters

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

       Satmex

     On August 30, 2000, Satmex announced that its Solidaridad 1 satellite ceased operation and was irretrievably lost. The loss was caused by the failure of the back-up control processor on board the satellite. Solidaridad 1, which was built by Hughes Space and Communications ("Hughes") and launched in 1994, experienced a failure of its primary control processor in April 1999, and had been operating on its back-up processor since that time. The majority of Solidaridad 1's customers have been provided replacement capacity on other Satmex satellites or on satellites operated by Loral Skynet. Satmex received net insurance proceeds of $235 million relating to the loss of Solidaridad 1. In connection with this lost satellite, Satmex recognized an after-tax gain of $67 million, which resulted from the insurance proceeds in excess of the carrying amount of the satellite and the incremental costs associated with providing replacement capacity, as required by its contracts with its customers. Satmex has contracted with SS/L to build a replacement satellite. This satellite, known as Satmex 6, is scheduled to be launched in 2003, and is designed to provide broader coverage and higher power levels than any other satellite currently in the Satmex fleet.

     At June 30, 2001, Solidaridad 2 had a remaining estimated useful life of eight years. Solidaridad 2 was manufactured by Hughes and is similar in design to Solidaridad 1 and to other Hughes satellites which have experienced in-orbit component failures. While Satmex has obtained in-orbit insurance for Solidaridad 2, a satellite failure may result in a drop in Satmex's profits, which loss of profits would not be insured. The in-orbit insurance for Solidaridad 2 expires in November 2002. Satmex cannot guarantee that it will be able to renew the insurance at the end of this period, or that if renewal is available, that it would be on acceptable terms. For example, a renewal policy for Solidaridad 2 may not insure against an in-orbit failure due to the loss of the satellite's control processor, the same component that caused the loss of Solidaridad 1 and other Hughes satellites. An uninsured loss would have a material adverse effect on Satmex's results of operations and financial condition.

     In connection with the privatization by the Mexican Government of its fixed satellite services business, Loral and Principia formed a joint venture, Firmamento Mexicano, S.A. de R.L. de C.V. ("Holdings"). In 1997, Holdings acquired 75% of the outstanding capital stock of Satmex. As part of the acquisition, Servicios Corporativos Satelitales, S.A. de C.V. ("Servicios"), a wholly owned subsidiary of Holdings, issued a seven-year Government Obligation ("Government Obligation") to the Mexican Government in consideration for the assumption by Satmex of the debt incurred by Servicios in connection with the acquisition. The Government Obligation had an initial face amount of $125 million, which accretes at 6.03% and expires in December 2004. The debt of Satmex and Holdings is non-recourse to Loral and Principia. However, Loral and Principia have agreed to maintain assets in a collateral trust in an amount equal to the value of the

Government Obligation through December 30, 2000 and, thereafter, in an amount equal to 1.2 times the value of the Government Obligation until maturity. As of June 30, 2001, Loral and Principia have pledged their respective shares in Holdings in such trust.

       Europe*Star

     Through June 30, 2001, Loral has invested $76 million in Europe*Star. Pursuant to the terms of the shareholders agreement, Loral has permitted Alcatel to fund additional expenditures to develop Europe*Star's business and infrastructure through approximately $175 million in loans to the venture. Loral has the right to elect either to make a contribution to retain its current ownership stake or permit Alcatel to convert approximately $30 million of the loans into equity, which could dilute Loral's equity in the venture to as little as approximately 38%.

     Loral Cyberstar

     Loral CyberStar anticipates it will have additional requirements over the next three years to fund the growth in the business, the purchase of VSATs and other capital expenditures, senior note interest payments, the replacement of Telstar 11 which is expected to reach the end of its useful life in 2005, and other operating needs. Loral CyberStar will need to secure funding from Loral, or raise additional financing to fund these requirements. Sources of additional capital may include public or private debt, equity financings or strategic investments. To the extent that Loral CyberStar seeks to raise additional debt financing, its indentures limit the amount of such additional debt and prohibit Loral CyberStar from using Telstar 11, Telstar 10/Apstar IIR and Telstar 12 as collateral for indebtedness. If Loral CyberStar requires additional financing and is unable to obtain such financing from Loral or from outside sources in the amounts and at the times needed, there would be a material adverse effect on Loral CyberStar.

COMMITMENTS AND CONTINGENCIES

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of capitalized interest as of May 2000) with Qualcomm. The original terms of this vendor financing provided for interest at 6%, a maturity date of August 15, 2003 and required repayment pro rata with the term loans due to Loral under Globalstar's $500 million credit facility. As of June 30, 2001, $583.2 million was outstanding under this facility (including $83.2 million of capitalized interest).

     Loral has agreed that if the principal amount (excluding capitalized interest of $83.2 million at June 30, 2001) outstanding under the Qualcomm vendor financing facility exceeds the principal amount due Loral under Globalstar's $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As of June 30, 2001, Loral had no guarantee obligation.

     Loral Skynet has entered into prepaid leases and sales contracts relating to transponders on its satellites. Under the terms of these agreements, Loral Skynet continues to operate the satellites which carry the transponders and originally provided for a warranty for a period of 10 to 14 years, in the case of sales contracts (twelve transponders), and the lease term, in the case of the prepaid leases (six transponders). Depending on the contract, Loral Skynet may be required to replace transponders which do not meet operating specifications. All customers are entitled to a refund equal to the reimbursement value if there is no replacement. In the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer.

     Eleven of the satellites built by SS/L and launched since 1997, four of which are owned and operated by Loral's subsidiaries or affiliates, have experienced minor losses of power from their solar arrays. Although to date, neither the Company nor any of the customers using the affected satellites have experienced any degradation in performance, there can be no assurance that one or more of the affected satellites will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite's design, when in the life of the affected satellite the loss occurred and the number and type of use being made of transponders then in service. A complete or partial loss of satellites could result in a loss of orbital incentive payments and, in the case of satellites owned by Loral subsidiaries and affiliates, a loss of revenues and profits. Losses of satellites owned by Loral and its affiliates are fully insured. With respect to satellites under construction and construction of new satellites, based on its investigation of the matter, SS/L has identified and is implementing remedial measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation of these measures will cause delays in the launch of satellites under construction or construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, the Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

     In late 1998, following the launch of an SS/L-built satellite sold to PanAmSat, a manufacturing error was discovered that affected the geographical coverage of the Ku-band transponders on the satellite. On January 6, 2000, PanAmSat filed an arbitration proceeding in connection with this error claiming damages of $225 million for lost profits and increased sales and marketing costs. On May 25, 2001, the Company settled this matter with PanAmSat. The charge for the settlement was fully provided for in 2000.

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

     The Company estimated the recovery of certain insurance proceeds in its 2000 consolidated financial statements in connection with an insurance claim with its insurance carrier and received the proceeds in May 2001.

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

     On May 22, 2001, plaintiffs Philip J. Hage, Jr. and Ron Maggiaro filed a purported class action complaint against Loral in the United States District Court for the Southern District of New York. The other defendants named in the complaint are Bernard Schwartz and Richard Townsend. The complaint alleges that
(a) the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar's and Loral's business and prospects; and (b) that Messrs. Schwartz and Townsend are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of Loral. The class of plaintiffs on whose behalf this lawsuit has been asserted consists of all buyers of Loral common stock from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related or affiliated therewith.

     Six additional purported class action complaints have been filed in the United States District Court for the Southern District of New York by plaintiffs Merchants TNS Pension Trust, Laura S. Dalton, Michael T.

Benson, Marilyn Funt and Trident, Ltd., Profit Sharing Plan, Alexander Igdalski and James Dwyer on May 25, May 29, June 1, June 6, June 28, and July 23, 2001 respectively. These complaints allege claims against Loral and Messrs. Schwartz and Townsend that are substantially identical to those set forth in the Hage action, and the class of plaintiffs on whose behalf these lawsuits have been asserted is the same as the purported class in the Hage action.

     Loral believes that it has meritorious defenses to the above Globalstar Related Matters and intends to pursue them vigorously.

     The Company has contingent liabilities of approximately $22 million in connection with Globalstar service provider partnerships.

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

OTHER MATTERS

  Accounting Pronouncements

     On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings. Upon adoption, the Company recorded a $1.7 million reduction in net income, net of tax, and a $1.2 million increase in other comprehensive income (OCI), net of tax, relating to the cumulative effect of the change in adopting this new accounting principle. The Company recorded these adjustments to recognize the fair value of foreign currency forward contracts that qualify as derivatives under SFAS 133 and to recognize the fair value of firm commitments designated as hedged items in fair value hedge relationships. Furthermore, the transition adjustments reflect the derecognition of any deferred gains or losses recorded on the balance sheet prior to the effective date of SFAS No. 133 on foreign exchange contracts designated as hedges of foreign currency exposures on long-term construction contracts in process.

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The Company has adopted the applicable disclosure requirements of SFAS No. 140 in its consolidated financial statements. The Company has determined that there was no effect on the Company's consolidated financial position or results of operations relating to the adoption of the other provisions of SFAS No. 140.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 on January 1, 2002. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill with an expected net carrying value of approximately $892 million at the date of adoption and annual amortization of approximately $27 million that resulted from business combinations completed prior to the adoption of SFAS 141. The Company will evaluate goodwill under the new transitional impairment test in SFAS 142 and accordingly, has not yet determined whether or not there will be an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

                           PART II. OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

     See legal proceedings disclosure in Commitments and Contingencies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 23, 2001, at the Company's Annual Meeting of Stockholders, the following proposals were acted on:

          (1) In an uncontested election, three nominees for the Board of Directors were elected to three year terms expiring in 2004. The votes were as follows:

                                                          FOR        WITHHELD
                                                      -----------   ----------
Robert Hodes........................................  249,640,132   13,422,519
Charles Lazarus.....................................  254,133,296    8,929,355
Daniel Yankelovich..................................  254,115,119    8,947,532

          (2) The selection of Deloitte & Touche LLP to serve as independent auditors for the fiscal year ending December 31, 2001, was approved. The votes were as follows:

For.........................................................  260,094,584
Against.....................................................    2,130,106
Abstentions.................................................      837,961

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this report:

        Exhibit 12 -- Computation of Deficiency of Earnings to Cover Fixed
Charges

     (b) Reports on Form 8-K

DATE OF REPORT                                    DESCRIPTION
--------------                                    -----------
May 25, 2001    Item 5 -- Other        Shareholder Class Action Complaint
                Events

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

Date: August 8, 2001

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
Exhibit 12    Computation of Deficiency of Earnings to Cover Fixed Charges
  --