Form 10-K/A
period 2000-12-31
LORAL SPACE & COMMUNICATIONS LTD
filed 2001-09-11
CIK 1006269

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             LIST OF ITEMS AMENDED

ITEM                                                                    PAGE(S)
----                                                                    -------
                                    PART II
 8. Financial Statements and Supplementary Data.............   F-1, F-45 - F-71

                                    PART IV
14. Exhibits, Financial Statement Schedules and Reports on
  Form 8-K..................................................                 48
    Signatures..............................................                 53

                               TEXT OF AMENDMENT

     The financial statements of Globalstar, L.P. were previously INCORPORATED BY REFERENCE into Part IV of Loral's Annual Report on Form 10-K for the year ended December 31, 2000, that was originally filed on April 2, 2001 (the "Original Filing"). Loral is filing this amended Annual Report on form 10 K/A to INCLUDE the financial statements of Globalstar, L.P. in Financial Statements and Supplementary Data (Item 8), in response to a comment received from the Securities and Exchange Commission (the "SEC"). These Globalstar, L.P. financial statements are identical to the Globalstar financial statements INCORPORATED BY REFERENCE in the Original Filing.

     Any items in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing. All information contained in this amendment and the Original Filing is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC subsequent to the date of such reports.

                                    PART IV

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1.  Financial Statements

                                                              PAGE
                                                              ----
Index to Financial Statements...............................  F-1
Loral Space & Communications Ltd.
  Independent Auditors' Report..............................  F-2*
  Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................  F-3*
  Consolidated Statements of Operations for the years ended
     December 31, 2000,
     1999 and 1998..........................................  F-4*
  Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 2000, 1999 and 1998...........  F-5*
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998.......................  F-6*
  Notes to Consolidated Financial Statements................  F-7*
Globalstar, L.P.
  Independent Auditors' Report..............................  F-45
  Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................  F-46
  Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998.......................  F-47
  Consolidated Statements of Partners' Capital (Deficiency)
     for the years ended December 31, 2000, 1999 and 1998...  F-48
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998.......................  F-49
  Notes to Consolidated Financial Statements................  F-50
     (a) 2.  Financial Statement Schedules
              Independent Auditors' Report..................  S-1
              Schedule I -- Condensed Financial Information
              of Registrant.................................  S-2
              Financial statement schedules not listed are
              either not required or the information
              required is reflected in the consolidated
              financial statements.

* Previously filed.

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
     10.19 Amended and Restated Membership Agreement dated and
           effective as of August 21, 1998 among Loral Satmex Ltd. and
           Ediciones Enigma, S.A. de C.V. and Firmamento Mexicano, S.
           de R.L. de C.V.(14)
     10.20 Letter Agreement dated December 29, 1997 between Loral Space
           & Communications Ltd., Telefonica Autrey S.A. de C.V.,
           Donaldson, Lufkin & Jenrette Securities Corporation, Lehman
           Brothers Inc. and Lehman Commercial Paper Inc. and related
           Agreement between the Federal Government of United Mexican
           States, Telefonica Autrey, S.A. de C.V., Ediciones Enigma,
           S.A. de C.V., Loral Space & Communications Ltd., Loral
           Satmex Ltd. and Servicios Corporativos Satelitales, S.A. de
           C.V.(12)
     10.21 Shareholders Agreement dated December 7, 1998 by and among
           Alcatel SpaceCom, Loral Space & Communications Ltd., Dr.
           Jurgen Schulte-Hillen and EuropeStar Limited(14)
     10.22 Registration Rights Agreement dated as of January 21, 1999 relating to Registrant's 9 1/2% Senior Notes due 2006(14)
     10.23 Lease Agreement dated as of August 18, 1999 by and between
           Loral Asia Pacific Satellite (HK) Limited and APT Satellite
           Company Limited(17)
     10.24 Registration Rights Agreement dated as of February 18, 2000 relating to Registrant's 6% Series D Convertible Redeemable
           Preferred Stock due 2007(18)
     10.25 Fee Agreement dated as of April 19, 1996 by and among
           Globalstar, Globalstar Telecommunications Limited, Loral
           Corporation, Loral Space & Communications Ltd., Qualcomm
           Limited Partner, Inc., Space Systems/Loral, Inc. and DASA
           Globalstar Limited Partner, Inc.(20)
     10.26 Intercreditor Agreement dated as of April 19, 1996 by and among Globalstar, Globalstar Telecommunications Limited,
           Loral Corporation, Loral Space & Communications Ltd.,
           Qualcomm Limited Partner, Inc., Space Systems/Loral, Inc.
           and DASA Globalstar Limited Partner, Inc.(20)
     10.27 Credit Agreement dated as of November 17, 2000 by and among
           Loral Satellite, Inc., Bank of America, National
           Association, Bank of America Securities LLC, Credit Lyonnais
           and Lehman Commercial Paper, Inc.(21)
     10.28 Guarantee dated as of November 17, 2000 made by Loral Space
           & Communications Ltd.(21)
     10.29 Assignment, Amendment and Release Agreement dated as of
           November 17, 2000 by and among the lenders parties to the
           Globalstar Credit Agreement, Loral Satellite, Inc., Loral
           Satcom Ltd., Loral Space & Communications Ltd., Loral Space
           & Communications Corporation, Globalstar, L.P. and Bank of
           America, National Association(21)
     10.30 Amended and Restated Collateral Agreement dated as of
           November 17, 2000 by and among Loral Satellite, Inc. and
           Bank of America, National Association(21)
     10.31 Form of Employment Protection Agreement+++
     12    Statement Re: Computation of Ratios+
     21    List of Subsidiaries of the Registrant+
     23.1  Consent of Deloitte & Touche LLP+
     23.2  Consent of Deloitte & Touche LLP+

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

 (7) Incorporated by reference from the Registration Statement on Form S-1 of Globalstar Telecommunications Limited (File No. 33-86808).

 (8) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on August 13, 1996.

 (9) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on July 8, 1997.

(10) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on December 9, 1997.

(11) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(12) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(13) Incorporated by reference from the Current Report on Form 8-K filed on December 21, 1999 by Globalstar Telecommunications Limited and Globalstar, L.P.

(14) Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 6, 1999.

(15) Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 23, 1999.

(16) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(17) Incorporated by reference from Registrant's Current Report on Form 8-K filed on May 3, 2000.

(18) Incorporated by reference from Registrant's Current Report on Form 8-K filed on July 7, 2000.

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

                                          LORAL SPACE & COMMUNICATIONS LTD.

                                          By:         /s/ AVI KATZ
                                            ------------------------------------
                                                          Avi Katz
                                                      (Vice President,
                                               General Counsel and Secretary)
                                                  Date: September 10, 2001

                         INDEX TO FINANCIAL STATEMENTS

Loral Space & Communications Ltd. and Subsidiaries
  Independent Auditors' Report..............................  F-2
  Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................  F-3
  Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998.......................  F-4
  Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 2000, 1999 and 1998...........  F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998.......................  F-6
  Notes to Consolidated Financial Statements................  F-7
Globalstar, L.P.
  Independent Auditors' Report..............................  F-45
  Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................  F-46
  Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998.......................  F-47
  Consolidated Statements of Partners' Capital (Deficiency)
     for the years ended December 31, 2000, 1999 and 1998...  F-48
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998.......................  F-49
  Notes to Consolidated Financial Statements................  F-50

                          INDEPENDENT AUDITORS' REPORT

To the Partners of Globalstar, L.P.:

     We have audited the accompanying consolidated balance sheets of Globalstar, L.P. (a limited partnership) and its subsidiaries (collectively, the "Partnership") as of December 31, 2000 and 1999 and the related consolidated statements of operations, partners' capital (deficiency) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, uncertainty regarding the Partnership's ability to raise additional capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

San Jose, California
March 27, 2001

                                GLOBALSTAR, L.P.

                          CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PARTNERSHIP INTERESTS)

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000           1999
                                                              -----------    ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   174,401    $  127,675
  Restricted cash...........................................       22,448        46,246
  Accounts receivable, net of allowance of $41 in 2000......          422
  Production gateways and user terminals....................       53,461       114,980
  Other current assets......................................        6,721         4,001
                                                              -----------    ----------
         Total current assets...............................      257,453       292,902
Property and equipment:
  Globalstar System, net....................................      270,227
  Other property and equipment, net.........................          516         5,128
                                                              -----------    ----------
                                                                  270,743         5,128
Globalstar System under construction:
  Space segment.............................................                  2,109,275
  Ground segment............................................        1,634     1,071,914
                                                              -----------    ----------
                                                                    1,634     3,181,189
Additional spare satellites.................................       14,758        53,467
Deferred financing costs....................................      125,176       151,873
Other assets................................................       32,512        96,900
                                                              -----------    ----------
         Total assets.......................................  $   702,276    $3,781,459
                                                              ===========    ==========
LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
Current liabilities:
  Term loans payable to affiliates..........................  $   400,000
  Revolving credit facility to affiliates...................      100,000
  Senior notes payable ($1,450,000 aggregate principal
    amount).................................................    1,407,941
  Accounts payable..........................................       13,546    $   10,908
  Payable to affiliates.....................................       30,733       468,536
  Vendor financing liability................................      590,372       137,484
  Accrued expenses..........................................       22,305        20,841
  Accrued interest..........................................       34,224        33,533
                                                              -----------    ----------
         Total current liabilities..........................    2,599,121       671,302
Deferred revenues...........................................       37,952        25,811
Vendor financing liability, net of current portion..........      198,051       256,311
Deferred interest payable...................................                        595
Accrued interest on notes payable...........................       12,366
Term loans payable, net of current portion..................                    400,000
Notes payable...............................................      150,000
Notes payable to affiliates.................................      100,000
Senior notes payable ($1,450,000 aggregate principal
  amount), net of current portion...........................                  1,399,111
Commitments and contingencies (Note 17)
Partners' capital (deficiency):
  8% Series A convertible redeemable preferred partnership
    interests (4,396,095 and 4,396,295 interests outstanding
    at December 31, 2000 and 1999 respectively, $220 million
    redemption value).......................................                    213,393
  9% Series B convertible redeemable preferred partnership
    interests (2,958,490 and 3,000,000 interests outstanding
    at December 31, 2000 and 1999, respectively, $148
    million and $150 million redemption value at December
    31, 2000 and 1999, respectively)........................                    145,575
  Ordinary partnership interests (64,605,733 and 59,844,323
    interests outstanding at December 31, 2000 and 1999,
    respectively)...........................................   (2,598,910)      516,530
  Unearned compensation.....................................          (60)      (16,754)
  Warrants..................................................      203,756       169,585
                                                              -----------    ----------
         Total partners' capital (deficiency)...............   (2,395,214)    1,028,329
                                                              -----------    ----------
         Total liabilities and partners' capital
           (deficiency).....................................  $   702,276    $3,781,459
                                                              ===========    ==========

                See notes to consolidated financial statements.

                                GLOBALSTAR, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        (IN THOUSANDS, EXCEPT PER ORDINARY PARTNERSHIP INTEREST AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               2000         1999        1998
                                                            ----------    --------    --------
Gross Revenue:
  Service.................................................  $    2,806
  Royalty income..........................................       1,427
                                                            ----------
Total gross revenue.......................................       4,233
  Less, discounts and promotions on service revenue.......        (583)
                                                            ----------
Net revenue...............................................       3,650
                                                            ----------
Operating expenses:
  Operations..............................................     127,969    $ 94,313    $ 86,253
  Marketing, general and administrative...................      80,951      59,967      41,386
  Launch related costs....................................                  29,913      17,315
  Impairment of assets....................................   2,939,790
  Depreciation and amortization...........................     327,938       2,312       1,730
                                                            ----------    --------    --------
          Total operating expenses........................   3,476,648     186,505     146,684
                                                            ----------    --------    --------
Operating loss............................................   3,472,998     186,505     146,684
Interest income...........................................      16,490       6,141      17,141
Interest expense..........................................     329,163
                                                            ----------    --------    --------
Net loss..................................................   3,785,671     180,364     129,543
Preferred distributions on redeemable preferred
  partnership interests...................................      30,730      52,220      22,197
                                                            ----------    --------    --------
Net loss applicable to ordinary partnership interests.....  $3,816,401    $232,584    $151,740
                                                            ==========    ========    ========
Net loss per ordinary partnership interest -- basic and
  diluted.................................................  $    61.23    $   3.99    $   2.69
                                                            ==========    ========    ========
Weighted average ordinary partnership interests
  outstanding -- basic and diluted........................      62,325      58,341      56,323
                                                            ==========    ========    ========

                See notes to consolidated financial statements.

                                GLOBALSTAR, L.P.

           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)
                                 (IN THOUSANDS)

                               PARTNERS' CAPITAL

                                                           CONVERTIBLE
                                                           REDEEMABLE
                                                            PREFERRED     ORDINARY
                                                           PARTNERSHIP   PARTNERSHIP     UNEARNED
                                                            INTERESTS     INTERESTS    COMPENSATION   WARRANTS       TOTAL
                                                           -----------   -----------   ------------   --------    -----------
Capital balances -- January 1, 1998......................                $   368,618                  $12,210     $   380,828
Exercise of warrants (15 interests)......................                      1,213                     (176)          1,037
Stock compensation transactions by managing general
 partner for the benefit of Globalstar...................                      1,284                                    1,284
Sale of ordinary partnership interests in connection with
 GTL stock option exercises (5 interests)................                         75                                       75
Conversion of redeemable preferred partnership interests
 into ordinary partnership interests and related dividend
 make-whole payment -- April 1998 (4,904 interests)......                    320,250                                  320,250
Warrants issued to China Telecom to acquire ordinary
 partnership interests...................................                                              31,917          31,917
Exercise of warrants by China Telecom -- April 1998
 (937 interests).........................................                     33,721                  (14,971)         18,750
Net loss applicable to ordinary partnership
 interests -- Year ended December 31, 1998...............                   (151,740)                                (151,740)
                                                                         -----------                  --------    -----------
Capital balances -- December 31, 1998....................                    573,421                   28,980         602,401
Sale of 8% Series A convertible redeemable preferred
 partnership interests -- January 1999...................   $ 339,775                                                 339,775
Exercise of warrants (41 interests)......................                      3,260                     (495)          2,765
Stock compensation transactions by managing general
 partner for the benefit of Globalstar...................                      1,154                                    1,154
Sale of ordinary partnership interests in connection with
 GTL stock option exercises (10 interests)...............                        194                                      194
Conversion of 8% Series A convertible redeemable
 preferred partnership interests into ordinary
 partnership interests and related dividend make-whole
 payment -- June & November 1999 (1,613 interests).......    (126,382)       150,299                                   23,917
Warrants issued for ordinary partnership interests in
 exchange for debt guarantee.............................                                             141,100         141,100
Sale of 9% Series B convertible redeemable preferred
 partnership interests -- December 1999..................     145,575                                                 145,575
Unearned compensation....................................                     20,786     $(20,786)
Amortization of unearned compensation....................                                   4,032                       4,032
Net loss applicable to ordinary partnership
 interests -- Year ended December 31, 1999...............                   (232,584)                                (232,584)
                                                            ---------    -----------     --------     --------    -----------
Capital balances -- December 31, 1999....................     358,968        516,530      (16,754)    169,585       1,028,329
Exercise of warrants (23 interests)......................                      1,864                     (271)          1,593
Stock compensation transactions by managing general
 partner for the benefit of Globalstar...................                         95                                       95
Sale of ordinary partnership interests in connection with
 GTL stock option exercises (7 interests)................                        293                                      293
Sale of ordinary partnership interests in connection with
 GTL common stock issuance -- February 2000 (1,988
 interests)..............................................                    268,471                                  268,471
Sale of ordinary partnership interests in connection with
 GTL stock issuance -- September & October 2000 (1,000
 interests)..............................................                     27,769                                   27,769
Sale of ordinary partnership interests from partner's
 equity financing -- September 2000 (1,295 interests)....                     56,200                                   56,200
Conversion of 9% Series B convertible redeemable
 preferred partnership interests into ordinary
 partnership interests and related payment of dividend in
 stock (269 interests)...................................      (2,014)         5,344                                    3,330
Warrants issued for ordinary partnership interests in
 exchange for debt guarantee.............................                                              34,442          34,442
Conversion of 8% Series A convertible redeemable
 preferred partnership interests into ordinary
 partnership interests and related payment of dividend in
 stock (180 interests)...................................         (10)         4,374                                    4,364
Change in fair value of stock compensation for the
 benefit of Globalstar...................................                    (20,393)      20,393
Amortization of unearned compensation....................                                  (3,699)                     (3,699)
Net loss applicable to ordinary partnership
 interests -- Year ended December 31, 2000...............    (356,944)    (3,459,457)                              (3,816,401)
                                                            ---------    -----------     --------     --------    -----------
Capital balances -- December 31, 2000....................   $      --    $(2,598,910)    $    (60)    $203,756    $(2,395,214)
                                                            =========    ===========     ========     ========    ===========

                See notes to consolidated financial statements.

                                GLOBALSTAR, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2000          1999         1998
                                                              -----------    ---------    ---------
Operating activities:
 Net loss...................................................  $(3,785,671)   $(180,364)   $(129,543)
 Launch related costs.......................................                    29,913       17,315
 Impairment of assets.......................................    2,939,790
 Deferred revenues..........................................       12,141                     2,159
 Amortization of unearned compensation......................       (3,604)       5,186        1,284
 Depreciation and amortization..............................      327,938        2,312        1,730
 Non-cash interest..........................................       63,809
 Changes in operating assets and liabilities:
   Accounts receivable......................................         (422)
   Other current assets.....................................       (2,720)       1,539       (4,427)
   Other assets.............................................       (2,090)      (2,951)      (9,768)
   Accounts payable.........................................        6,174       (7,120)      13,654
   Payable to affiliates....................................      (25,027)      89,070       79,271
   Accrued expenses.........................................        1,479        5,839        3,367
   Accrued interest and other...............................       12,462
                                                              -----------    ---------    ---------
     Net cash used in operating activities..................     (455,741)     (56,576)     (24,958)
                                                              -----------    ---------    ---------
Investing activities:
 Globalstar System..........................................      (23,305)    (880,980)    (941,014)
 Insurance proceeds from launch failure.....................                    28,500      162,000
 Payable to affiliates for Globalstar System................      (31,399)     145,441       31,914
 Capitalized interest accrued...............................                    23,697       16,757
 Accounts payable...........................................       (3,536)       3,788         (686)
 Vendor financing liability.................................       94,543       22,625      173,447
                                                              -----------    ---------    ---------
 Cash provided by (used for) Globalstar System..............       36,303     (656,929)    (557,582)
 Advances for production gateways and user terminals........     (163,547)     (23,179)    (127,856)
 Cash receipts for production gateways and user terminals...      111,875       53,708       10,860
 Receipt and use of restricted cash, net....................       23,798      (45,730)       1,950
 Additional spare satellites, net of vendor financing.......     (100,688)     (35,984)
 Purchases of property and equipment........................       (2,897)      (2,482)      (4,114)
 Other assets...............................................                    (9,939)      (5,250)
 Deferred FCC license costs.................................                    (1,198)        (892)
                                                              -----------    ---------    ---------
     Net cash used in investing activities..................      (95,156)    (721,733)    (682,884)
                                                              -----------    ---------    ---------
Financing activities:
 Net proceeds from issuance of $300,000 11 1/2% Senior
   Notes....................................................                                287,552
 Proceeds from issuance of $100,000 Term Loan A.............                   100,000
 Proceeds from issuance of $300,000 Term Loan B.............                   300,000
 Deferred financing costs...................................                   (13,568)
 Sale of ordinary partnership interests upon exercise of
   options and warrants.....................................      354,326        2,959       19,862
 Sale of 8% Series A convertible redeemable preferred
   partnership interests to GTL.............................                   339,775
 Sale of 9% Series B convertible redeemable preferred
   partnership interests to GTL.............................                   145,575
 Repayment of vendor financing..............................      (83,652)
 Distributions on redeemable preferred partnership
   interests................................................      (23,051)     (24,980)      (5,037)
 Borrowings under credit facilities.........................      350,000       75,000
 Repayment of borrowings under long-term revolving credit
   facility.................................................                   (75,000)
                                                              -----------    ---------    ---------
     Net cash provided by financing activities..............      597,623      849,761      302,377
                                                              -----------    ---------    ---------
Net increase (decrease) in cash and cash equivalents........       46,726       71,452     (405,465)
Cash and cash equivalents, beginning of period..............      127,675       56,223      461,688
                                                              -----------    ---------    ---------
Cash and cash equivalents, end of period....................  $   174,401    $ 127,675    $  56,223
                                                              ===========    =========    =========
Noncash transactions:
 Issuance of notes to guarantors for repayment of revolving
   credit line..............................................  $   250,000
                                                              ===========
 Warrants issued in exchange for debt guarantee.............                 $ 141,000
                                                                             =========
 Payables to affiliates converted into vendor financing.....  $  (368,259)
                                                              ===========
 Distributions on redeemable preferred partnership interests
   on GTL common stock......................................  $    (7,694)
                                                              ===========
 Accretion to redemption value of preferred partnership
   interests................................................                              $     351
                                                                                          =========
 Ordinary partnership interests distributed upon conversion
   of redeemable preferred partnership interests and related
   dividend make-whole payments.............................  $     2,024    $ 150,299    $ 320,250
                                                              ===========    =========    =========
 Warrants issued in connection with Qualcomm vendor
   financing................................................  $    34,442
                                                              ===========
 Warrants issued to China Telecom to acquire ordinary
   partnership interests....................................                              $  31,917
                                                                                          =========
 Dividends accrued..........................................  $       (15)   $   3,323
                                                              ===========    =========
 Change in fair value of stock compensation for the benefit
   of Globalstar............................................  $   (20,393)   $  20,786
                                                              ===========    =========

                See notes to consolidated financial statements.

                                GLOBALSTAR, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

     Globalstar, L.P. ("Globalstar"), a Delaware limited partnership, was formed in November 1993, remaining inactive until March 23, 1994, when it received capital subscriptions for $275 million and commenced operations.

     The managing general partner of Globalstar is Loral/QUALCOMM Satellite Services, L.P. ("LQSS"). The general partner of LQSS is Loral/QUALCOMM Partnership, L.P. ("LQP"), a Delaware limited partnership comprised of subsidiaries of Loral Space & Communications Ltd., a Bermuda company (and with its subsidiaries "Loral") and QUALCOMM Incorporated ("QUALCOMM"). The managing general partner of LQP is Loral General Partner, Inc. ("LGP"), a subsidiary of Loral. As of December 31, 2000, Loral owned, directly or indirectly, 25,163,132 (approximately 39%) of the ordinary partnership interests of Globalstar, including interests attributable to 9,902,990 shares of Globalstar Telecommunications Limited ("GTL") outstanding common stock.

     Globalstar was founded to design, construct and operate a worldwide, low-earth orbit ("LEO") satellite-based wireless digital telecommunications system (the "Globalstar System"). The Globalstar System's worldwide coverage is designed to enable its service providers to extend modern telecommunications services to millions of people who currently lack basic telephone service and to enhance wireless communications in areas underserved or not served by existing or future cellular systems, providing a telecommunications solution in parts of the world where the build-out of terrestrial systems cannot be economically justified. On January 31, 1995, the U.S. Federal Communications Commission ("FCC") granted the necessary license to a wholly-owned subsidiary of LQP to construct, launch and operate the Globalstar System. LQP has agreed to use such license for the exclusive benefit of Globalstar.

     On November 23, 1994, GTL was incorporated as an exempted company under the Companies Act 1981 of Bermuda. GTL's sole business is acting as a general partner of Globalstar and its sole assets consist of its equity interests in Globalstar. The partners in Globalstar have the right to convert their partnership interests into shares of GTL common stock on an approximate one-for-four basis following the Full Constellation Date, as defined, of the Globalstar System and after at least two consecutive reported fiscal quarters of positive net income, subject to certain annual limitations. As of December 31, 2000, GTL owned 26,668,233 (41.3%) of Globalstar's outstanding ordinary partnership interests and 100% of the outstanding 8% and 9% convertible redeemable preferred partnership interests (the "RPPIs").

     Globalstar operates in one industry segment, satellite telecommunications, providing global mobile and fixed wireless voice and data services.

     In each of 1998 and 1997, GTL issued two-for-one stock splits to shareholders in the form of 100% stock dividends. Accordingly, all GTL share and per share amounts, have been restated to reflect the stock splits (see Note 11).

2. BASIS OF PRESENTATION

     On January 16, 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt and dividend payments on its 8% and 9% RPPIs in order to conserve cash for operations. Non-payment of interest on Globalstar's debt instruments, credit facility and vendor financing agreements when they become due, and continuance of non-payment for the applicable grace period, are "events of default" under the terms of each of the debt instruments. An event of default has occurred in connection with Globalstar's $500 million credit facility, its vendor financing facility with QUALCOMM, and its 11 3/8% senior notes due February 15, 2004 (the "Bond"). Globalstar expects that events of default will occur with regard to Globalstar's other three senior note indentures when interest payments become due in May and June of 2001. Accordingly, for reporting and accounting purposes, Globalstar classified the $500 million credit facility, the QUALCOMM

                                GLOBALSTAR, L.P.

vendor financing and the four senior notes as current obligations. See Globalstar's "Notes to Consolidated Financial Statements," Notes 7-9.

     Globalstar has retained The Blackstone Group as its financial adviser to assist in evaluating its business plan and developing initiatives, including restructuring its debt, identifying funding opportunities and pursuing other strategic alternatives. At Globalstar's expense, its bondholders have retained Akin Gump Strauss Hauer & Field LLP as counsel, and Jefferies and Company, Inc. as financial advisers. Globalstar is currently developing a new business plan that will offer a basis for a restructuring proposal that it will provide to its creditors. If it is unable to effectuate an out-of-court restructuring, Globalstar may be forced to seek protection under the federal bankruptcy laws. Moreover, its creditors may seek to initiate involuntary bankruptcy proceedings against Globalstar.

     As of December 31, 2000, Globalstar had approximately $197 million in cash and cash equivalents, including restricted cash. During 2001, Globalstar plans to use available funds to cover its cash out flow which it expects to include operating costs of approximately $94 million, progress payments toward the cost of procurement of eight additional satellites being constructed by SS/L of approximately $18 million and for the development and maintenance of the ground segment by QUALCOMM of $40 million. In addition, Globalstar expects to pay QUALCOMM approximately $19 million for the reimbursable cost of the production gateways. These expenditures will be offset by expected receipts of approximately $25 million from the service providers as reimbursement of production gateway payments made to QUALCOMM. Moreover, Globalstar expects it will expend an additional $49 million during 2001 for working capital requirements and restructuring and refinancing costs, partially offset by revenue receipts to be collected during the year. These cash requirements assume no interest, principal or dividend payments on outstanding debt and RPPIs. Globalstar believes that it has sufficient liquidity to fund its operations through 2001, exclusive of suspended debt service requirements and distribution payments on its preferred partnership interests.

     Globalstar's announcement in January 2001 of its intention to suspend payments under its long-term debt obligations and RPPIs, and its difficulty in securing additional financing raise substantial doubt about its ability to achieve successful operations. These factors raise doubt regarding Globalstar's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Globalstar has incurred cumulative ordinary partnership losses of $4.46 billion through December 31, 2000, which have been funded primarily through the issuance of partnership interests and debt by Globalstar.

3. IMPAIRMENT OF GLOBALSTAR SYSTEM

     Globalstar's revenue performance during the fourth quarter of 2000 has caused management, in conjunction with its service provider partners, to perform a reassessment of its business plan and long term revenue projections. In the fourth quarter of 2000, Globalstar recorded a $2.9 billion impairment charge related to the $3.2 billion carrying value of the Globalstar System, including spare satellites, launch deposits, unsold production gateways, user terminals and related assets. This charge resulted from the revision of estimates of gross cash flows through 2009, the estimated end of useful life of the Globalstar System, and the determination that these assets were impaired. The fair value, for purposes of measuring the impairment at December 31, 2000, was determined by discounting these cash flows. Gross cash flows are based on revenue projections offset by estimated expenditures for operations and capital expenditures. Revenue projections are based on Globalstar's current market outlook, which is significantly influenced by service provider projections.

                                GLOBALSTAR, L.P.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  Principles of Consolidation

     The consolidated financial statements include the accounts of Globalstar and its wholly-owned subsidiaries, including Globalstar Capital Corporation. All intercompany accounts and transactions are eliminated.

  Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

  Restricted Cash

     Restricted cash consists of payments received from service providers for the purchase of gateways. These funds are restricted and must be remitted to QUALCOMM in accordance with the gateway purchase agreement between Globalstar and QUALCOMM (see Note 5).

  Concentration of Credit Risk

     Financial instruments which potentially subject Globalstar to concentrations of credit risk are cash and cash equivalents. Globalstar's cash and cash equivalents are maintained with high-credit-quality financial institutions. The creditworthiness of such institutions is generally substantial and management believes that its credit evaluation, approval and monitoring processes mitigate potential credit risks.

  Property and Equipment

     Property and equipment are stated at historical cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, as follows:

Globalstar System                       Up to periods of 10 years from
                                        commencement of service in the first
                                        quarter of 2000
Furniture, fixtures & equipment         3 to 8 years
Leasehold improvements                  Shorter of lease term or the
                                        estimated useful lives of the
                                        improvements

  Globalstar System

     The Globalstar System includes costs for the design, manufacture, test, launch and launch insurance for 52 low-earth orbit satellites, including four in-orbit spare satellites (the "Space Segment"), and ground and satellite operations control centers, gateways and user terminals (the "Ground System").

     Losses from unsuccessful launches and in-orbit failures of Globalstar's satellites, net of insurance proceeds, are recorded in the period incurred (see
Note 6).

                                GLOBALSTAR, L.P.

     The carrying value of the Globalstar System is reviewed for impairment whenever events or changes in circumstances indicate that the recorded value of the Space Segment and Ground Segment, taken as a whole, may not be recoverable. The Company looks to current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If an impairment is determined to exist, any related impairment loss is calculated based on fair value (see Note 3).

  Globalstar System Under Construction

     At December 31, 2000, the Globalstar System under construction is comprised of further expenditures on system software for the improvement of system functionality. Prior to start of service in the first quarter of 2000, it included costs for the design, manufacture, test, launch and launch insurance for 52 low-earth orbit satellites, including four in-orbit spare satellites (the "Space Segment"), and ground and satellite operations control centers, gateways and user terminals (the "Ground System") which is now the Globalstar System.

  Deferred Financing Costs and Interest

     Deferred financing costs represent costs incurred in obtaining long-term credit facilities and the estimated fair value of warrant agreements issued in connection with the guarantee of these facilities (see Note 8). Such costs are being amortized over the terms of the credit facilities as interest. Total amortization of deferred financing costs for 2000, 1999 and 1998 was approximately $54.9 million, $18.6 million and $4.9 million, respectively. Accumulated amortization totaled $63.9 million and $33.7 million at December 31, 2000 and 1999, respectively.

     Interest costs incurred during the construction of the Globalstar System are capitalized. Total interest costs capitalized in 2000, 1999 and 1998 was approximately $9.8 million, $233.8 million and $178.7 million, respectively.

  Other Assets

     Other assets primarily includes the fair value of warrants issued to China Telecom (see Note 11), the Elsacom/Yuzhnoye advance, and expenditures, including license fees, legal fees and direct engineering and other technical support, for obtaining the required FCC licenses. Such amounts are amortized over periods of up to 10 years, the expected life of the first generation satellites. Accumulated amortization totaled $4.1 million at December 31, 2000. Other assets were written down by $68.5 million as a result of the impairment charge taken in the fourth quarter (see Note 3).

  Deferred Revenues

     Deferred revenues includes the advance payments from Globalstar's strategic partners to secure exclusive rights to Globalstar service territories and pre-committed gross revenue relating to promotional programs. The advance payments are recoverable by the service providers, through credits against a portion of the service fees payable to Globalstar, after the commencement of service. The promotional programs include a 25% discount on mobile usage fees and free minutes, accumulated based on usage, to service providers for the advance purchase of airtime. A number of Globalstar service providers have committed to pre-purchase discounted minutes of use, amounting to approximately $15.3 million in pre-committed gross revenue ($11.5 million net of 25% discount), of which $8.8 million had been received as of December 31, 2000. Of the prepaid committed revenue, $1.0 million has been recognized as of December 31, 2000.

  Vendor Financing

     Globalstar's contracts with Space Systems/Loral, Inc. ("SS/L"), a subsidiary of Loral, and QUALCOMM, called for a portion of the contract price to be deferred as vendor financing and to be repaid,

                                GLOBALSTAR, L.P.

over as long as a five-year period, commencing upon various dates (see Note 7). Amounts deferred as vendor financing are recorded as incurred.

  Senior Notes Payable

     Interest accrues on the $500 million, $325 million, $325 million and $300 million principal amount senior notes at 11 3/8%, 11 1/4%, 10 3/4% and 11 1/2% per annum, respectively. Globalstar is increasing the carrying value of the senior notes payable to their ultimate redemption value (see Note 9).

  Preferred Partnership Distributions

     Distributions are accrued on redeemable preferred partnership interests at the stated rate per annum. Distributions are recorded as reductions against the ordinary partnership capital accounts (see Notes 10 and 11).

  Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") Globalstar accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company accounts for stock-based awards to nonemployees in accordance with SFAS 123 and its interpretations.

  Service Revenue

     Globalstar provides satellite services under agreements with its service providers and recognizes revenue as satellite services are provided. Gross service revenue represents the billable usage at the contracted rate for the respective services provided. Net service revenue reflects Globalstar's service revenue after promotions and discounts provided to service providers.

  Royalties

     Royalty income is comprised of royalty payments for Globalstar user terminals sold by user terminal manufacturers. Revenue is generally recognized as units are shipped by the user terminal manufacturers.

  Research and Development Expenses

     Globalstar's research and development costs, which are expensed as incurred, were $5.3 million, $94 million and $86 million in 2000, 1999 and 1998, respectively, and are included in operations expense.

  Net Loss Allocation

     Net losses are allocated among the partners in proportion to their percentage interests until the adjusted capital account of a partner is reduced to zero, then in proportion to, and to the extent of, positive adjusted capital account balances and then to the general partners.

     Net income is allocated among the partners in proportion to, and to the extent of, the distributions made to the partners from distributable cash flow for the period, as defined, then in proportion to and to the extent of negative adjusted capital account balances and then in accordance with percentage interests.

     Under the terms of Globalstar's partnership agreement, adjusted partners' capital accounts are calculated in accordance with the principles of U.S. Treasury regulations governing the allocation of taxable income and loss including adjustments to reflect the fair market value (including intangibles) of partnership assets upon certain capital transactions including a sale of partnership interests. Such adjustments are not permitted under

                                GLOBALSTAR, L.P.

generally accepted accounting principles and, accordingly, are not reflected in the accompanying consolidated financial statements.

  Income Taxes

     Globalstar was organized as a Delaware limited partnership. As such, no income tax provision (benefit) is included in the accompanying consolidated financial statements since U.S. income taxes are the responsibility of its partners. Generally, taxable loss, deductions and credits of Globalstar will be passed proportionately through to its partners.

  Earnings Per Ordinary Partnership Interest

     Due to Globalstar's net losses for 2000, 1999 and 1998, diluted weighted average ordinary partnership interests outstanding excludes the weighted average effect of: (i) the assumed conversion of the 8% Series A convertible redeemable preferred partnership interests (the "8% RPPIs") into 2.3 million and 3.4 million ordinary partnership interests for 2000 and 1999, respectively; (ii) the assumed conversion of the 9% Series B convertible redeemable preferred partnership interests (the "9% RPPIs") into 1.4 million and 0.1 million ordinary partnership interests for 2000 and 1999, respectively; (iii) the assumed issuance of ordinary partnership interests upon exercise of Globalstar warrants and GTL's outstanding options and warrants, into 9.3 million, 4.2 million and
2.6 million ordinary partnership interests for 2000, 1999, and 1998, respectively, and (iv) the assumed conversion, prior to the actual conversion in April 1998, of the 6 1/2% convertible redeemable preferred partnership interests (the "6 1/2% RPPIs") into 1.6 million ordinary partnership interests for 1998 (see Note 10) as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per ordinary partnership interest are based on the net loss applicable to ordinary partnership interests and the weighted average ordinary partnership interests outstanding for 2000, 1999 and 1998.

  Comprehensive Loss

     During the periods presented, Globalstar had no changes in ordinary partner's capital from transactions or other events and circumstances from non-owners sources. Accordingly, a statement of comprehensive loss has not been provided.

  New Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for Globalstar's fiscal year 2001. Globalstar has not engaged in any transactions requiring the use of SFAS No. 133, accordingly SFAS No. 133 has no effect on its financial statements.

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. Globalstar has adopted the applicable disclosure requirements of SFAS No. 140 in its consolidated financial statements as of December 31, 2000. Globalstar is currently evaluating the impact of adopting the remaining provisions of SFAS No. 140, which will be effective for transactions entered into after March 31, 2001.

  Reclassifications

     Certain reclassifications have been made to conform prior year amounts to the current year presentation.

                                GLOBALSTAR, L.P.

5. PRODUCTION GATEWAYS AND USER TERMINALS

     In order to accelerate the deployment of gateways around the world, Globalstar has agreed to help finance approximately $80 million of the cost of up to 32 of the initial 38 gateways. The contracts for the 38 gateways aggregate approximately $345 million. Ericsson, QUALCOMM and Telit are in the process of manufacturing approximately 300,000 handheld and fixed user terminals under contracts totaling $375 million from Globalstar and its service providers. The contract to order phones from Ericsson expires in May 2001. In the fourth quarter of 2000, Globalstar recorded a $2.9 billion impairment charge of which approximately $113 million was associated with the production gateways and user terminals (see Note 3).

     Globalstar has agreed to finance approximately $151 million of the cost of these handheld and fixed user terminals. Globalstar recoups such costs upon the acceptance by the service providers of the gateways and user terminals. Amounts reflected in the consolidated balance sheets represent the amounts financed under the above contracts as of December 31, 2000 and 1999.

6. PROPERTY AND EQUIPMENT

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         ---------    -------
                                                            (IN THOUSANDS)
Globalstar System......................................  $ 591,524    $    --
Leasehold improvements.................................      1,354      2,129
Furniture and office equipment.........................      7,943      9,231
                                                         ---------    -------
                                                           600,821     11,360
Accumulated depreciation...............................   (330,078)    (6,232)
                                                         ---------    -------
                                                         $ 270,743    $ 5,128
                                                         =========    =======

     Globalstar's property and equipment consists of an in-orbit satellite constellation, ground equipment located in the U.S. and support equipment located in various countries around the world. In the fourth quarter of 2000, Globalstar recorded a $2.9 billion impairment charge of which approximately $2.6 billion was associated with the above assets (see Note 3). Depreciation expense for 2000, 1999 and 1998 was $323.9 million, $2.3 million, and $1.7 million, respectively.

     On September 9, 1998, a malfunction of a Zenit 2 rocket resulted in the loss of 12 Globalstar satellites. A $17.3 million loss from the launch failure was recorded in the third quarter of 1998, which reflects the value of the satellites and related capitalized costs, net of insurance proceeds. This loss is included in launch related costs in the accompanying statements of operations.

     Globalstar has also agreed to purchase from SS/L eight spare satellites for $148 million (including performance incentives of up to $16 million). As of December 31, 2000, costs of $138 million (including a portion of the performance incentives) have been recognized for these spare satellites. Globalstar has secured from SS/L twelve and eighteen month call up orders for two additional Delta launch vehicles. The total future commitment for these launch vehicles is $89.5 million plus escalation of 3% per year. If these launch vehicles are not used by the end of 2003, Globalstar will incur a termination charge of approximately $18.6 million.

     Globalstar will receive from QUALCOMM or its licensee(s) a payment of approximately $400,000 for each installed gateway sold to a Globalstar service provider. As of December 31, 2000, 26 gateways have been sold resulting in a $7.2 million reduction in costs associated with the Globalstar System. In addition, Globalstar will receive a payment of up to $10 on each Globalstar user terminal shipped by the terminal manufacturer, until Globalstar funding of that design has been recovered.

                                GLOBALSTAR, L.P.

7. PAYABLES TO AFFILIATES AND VENDOR FINANCING

     In January 2001, Globalstar suspended indefinitely principal and interest payments on all of its vendor financing, in order to conserve cash for operations (see Note 2). Non-payment of interest payments when they become due, and continuance of non-payment for five days, is an "event of default" under the terms of the QUALCOMM vendor financing facility. An event of default has occurred in connection with the QUALCOMM vendor financing facility for failure to pay two installments of interest on January 15, 2001 for separate credit extensions made under the QUALCOMM vendor financing facility, such extensions also known as the "Tranche A Facility" and "Tranche B Facility" (or the "Tranche A and B Facilities"). Upon an event of default, lenders then holding more than sixty-six and seven-tenths percent (66.7%) of the then aggregate unpaid principal amount of the Tranche A and B Facilities then outstanding would, at their option, have the right to declare all of the amounts and obligations under the Tranche A and B Facilities immediately due and payable. As of March 26, 2001, no such declaration by QUALCOMM has been made. The amounts due under the QUALCOMM vendor financing facility have been presented in these financial statements as current liabilities because we expect such debt may become due by December 31, 2001.

     SS/L has provided $344 million of billings deferred under its construction contracts with Globalstar, comprised of: $120 million of orbital incentives, of which $44 million was repaid by Globalstar in 1999, $60 million was repaid in 2000 and $8 million is scheduled to be repaid in 2001; $90 million of vendor financing which bears interest and is repayable over five years commencing in 2001; and $134 million of non-interest bearing vendor financing, due over five years in equal monthly installments, commencing in 2000.

     Payables and vendor financing due to affiliates is comprised of the following (in thousands):

                                                     DECEMBER 31,    DECEMBER 31,
                                                         2000            1999
                                                     ------------    ------------
SS/L...............................................    $242,690        $346,537
QUALCOMM...........................................     565,642         501,647
Other affiliates...................................      10,824          14,147
                                                       --------        --------
                                                        819,156         862,331
Less, current portion..............................     621,105         606,020
                                                       --------        --------
Long-term portion..................................    $198,051        $256,311
                                                       ========        ========

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of accrued interest as of May 2000) with QUALCOMM that replaced the previous $100 million vendor financing agreement. The original terms provided for interest at 6%, a maturity date of August 15, 2003 and required repayment pro rata with the term loans under Globalstar's $500 million credit facility (see Note 8). As of December 31, 2000, $550.7 million was outstanding under this facility (including $50.7 million of accrued interest). In connection with this agreement, QUALCOMM received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $42.25 per interest. The exercise price was determined by reference to the fair market value of GTL's common stock on the closing date of the vendor financing, based on an approximate one partnership interest for four shares of GTL common stock. Fifty percent of the warrants vested on the closing date, twenty five percent vested on September 1, 2000, and the remaining twenty five percent will vest on September 1, 2001. The warrants will expire in 2007. The fair value of the vested warrants totaled approximately $33.9 million and is being amortized over the term of the vendor financing arrangements. The fair value attributable to the unvested portion of such warrants, approximately $505,000, is subject to adjustment based upon the future value of GTL's common stock.

                                GLOBALSTAR, L.P.

8. CREDIT FACILITIES

     In January 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt in order to conserve cash for operations (see Note
2). Non-payment of interest payments when they become due, and continuance of non-payment for five days, is an "event of default" under the terms of the $500 million credit facility. An event of default has occurred in connection with the $500 million credit facility for failure to pay two installments of interest on January 15, 2001 for two separate credit extensions made under the $500 million credit agreement, such extensions also known as "Term Loan A" (defined below) and "Term Loan B" (defined below; or "Term Loans A and B"). Upon an event of default, (i) with the consent of the Loral Satellite, Inc., the Administrative Agent, Bank of America, shall, by notice to Globalstar, declare the Revolver, Term Loan A and Term Loan B to be terminated forthwith and (ii) with the consent of the Loral Satellite, Inc., the Administrative Agent, Bank of America, shall, by notice of default to Globalstar, declare all loans made under the $500 million credit facility (with accrued interest thereon) to be immediately due and payable. As of March 26, 2001, no notice to Globalstar of termination or acceleration had occurred under the $500 million credit facility. The amounts due under the $500 million credit facility have been presented in these financial statements as current liabilities because we expect such debt may become due by December 31, 2001.

  $250 Million Credit Agreement

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank became due, and was thereupon repaid in full by its guarantors, including Lockheed Martin Corporation ("Lockheed Martin"), QUALCOMM, DASA and SS/L, who had previously received warrants for GTL common stock in consideration of their guarantee. Pursuant to the relevant agreements entered into in 1996, Globalstar issued three-year notes in the amounts of $206.3 million, $21.9 million, $11.7 million and $10.1 million to Lockheed Martin, QUALCOMM, SS/L and DASA, respectively. The notes are due on June 30, 2003 and bear interest, on a deferred basis, at a rate of LIBOR plus 3%, and are presented as notes payable and notes payable to affiliates on the condensed consolidated balance sheet of Globalstar.

     On June 30, 2000, Loral paid $56.3 million on a net basis to Lockheed Martin in satisfaction of its obligation to indemnify Lockheed Martin for liability in excess of $150 million under Lockheed Martin's guarantee of Globalstar's $250 million credit facility. Accordingly, Loral is entitled to receive notes in respect thereof.

     Lockheed Martin, however, has rejected the notes it received and is instead asking Globalstar to issue new securities with additional rights and enhanced value, without waiving its claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements.

     If the dispute is not resolved, Globalstar cannot be sure that if the matter were litigated the court would agree with Globalstar's interpretation of the agreements. Moreover, if as a result of this dispute, a holder of Globalstar public bonds claimed a cross default under the applicable indentures, and a court ruled against Globalstar, the final maturity date of the bonds would be accelerated. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements.

  $500 Million Credit Agreement with Affiliates

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks. The credit agreement provides for a $100 million three-year revolving credit facility ("Revolver"), a $100 million three-year term loan ("Term Loan A") and a $300 million four-year term loan ("Term Loan B"). The creditors' interests under the credit facility were purchased by a wholly owned subsidiary of Loral on November 17, 2000, which had previously guaranteed the facility. As of December 31, 2000, all amounts

                                GLOBALSTAR, L.P.

under the $500 million credit agreement were drawn. The following table presents the repayment schedule for Term Loan A, Term Loan B and the Revolver as per the original terms of the agreement. These amounts have been included in current liabilities (in thousands):

                                               TERM        TERM
                                              LOAN A      LOAN B     REVOLVER
                                             --------    --------    --------
2001.......................................  $ 50,000    $  6,000    $     --
2002.......................................    50,000      45,000     100,000
2003.......................................        --     249,000          --
                                             --------    --------    --------
Total payments.............................  $100,000    $300,000    $100,000
                                             ========    ========    ========

     Borrowings under the facilities bear interest, at Globalstar's option, at various rates based on margins over the lead bank's base rate or the London Interbank Offer Rate ("LIBOR") for periods of one to six months. Globalstar pays a commitment fee on the unused portion of the facilities. The credit agreement contains customary financial covenants that commence March 31, 2001, including minimum revenue thresholds, maintenance of consolidated net worth, interest coverage ratios and maximum leverage ratios. In addition, the credit agreement contains customary limitations on indebtedness, liens, contingent obligations, fundamental changes, asset sales, dividends, investments, optional payments and modification of subordinated and other debt instruments and transactions with affiliates.

     In consideration for the guarantee by Loral in 1999, Loral and certain Loral subsidiaries received warrants to purchase an aggregate of 3,450,000 Globalstar partnership interests, valued at $141.1 million, (equivalent to approximately 13.8 million shares of common stock of GTL) at an exercise price of $91.00 per partnership interest (equivalent to $22.75 per share of GTL common stock). Fifty percent of the warrants vested in February 2000 and an additional 25% vested in August 2000. The outstanding warrants expire in 2006. Globalstar may call the warrants after August 5, 2001 if the market price of GTL common stock exceeds $45.50 for a defined period.

9. SENIOR NOTES AND WARRANTS

     In January 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt in order to conserve cash for operations. Non-payment of interest on Globalstar's debt instruments when they become due, and continuance of non-payment for 30 days, is an "event of default" under the terms of the senior note indentures. An event of default has occurred in connection with Globalstar's 11 3/8% senior notes due February 15, 2004 (the "Bond"). Under the terms of the Bond, the trustee for Globalstar's 11 3/8% senior notes or the holders of at least 25% in principal amount of such notes may declare the principal, accrued but unpaid interest, and liquidated damages (if any) on such securities to be due and payable immediately. Interest payments under the other three other indentures are due on May 15, June 1 and June 15, 2001; however, an "event of default" would occur only upon (i) non-payment of each indenture's interest payment after the expiration of the applicable 30-day grace period, or (ii) the acceleration of payment of Globalstar's defaulted
11 3/8% senior notes or its defaulted credit facilities. The amounts due under the senior notes have been presented in these financial statements as current liabilities because we expect such debts to become due by December 31, 2001. (See Note 2).

                                GLOBALSTAR, L.P.

                               DECEMBER 31,
                          -----------------------                                         EFFECTIVE
                             2000         1999                                     DUE     INTEREST      INTEREST
                          ----------   ----------     DATE SOLD      PRINCIPAL     DATE      RATE         PAYMENT
                              (IN THOUSANDS)        -------------   ------------   ----   ----------   -------------
11 3/8 Senior Notes
  (1)...................  $  484,352   $  480,567   February 1997   $500,000,000   2004     13.33%     Semi-annually
11 1/4 Senior Notes
  (2)...................     310,889      307,884     June 1997      325,000,000   2004     13.57%     Semi-annually
10 3/4 Senior Notes
  (3)...................     321,869      321,263   October 1997     325,000,000   2004     11.63%     Semi-annually
11 1/2 Senior Notes
  (4)...................     290,831      289,397     May 1998       300,000,000   2005     13.12%     Semi-annually
                          ----------   ----------
                          $1,407,941   $1,399,111
                          ==========   ==========

---------------
(1) Note may not be redeemed prior to February 2002 and is subject to a prepayment premium prior to 2004.

(2) Note may not be redeemed prior to June 2002 and is subject to a prepayment premium prior to 2004.

(3) Note may not be redeemed prior to November 2002 and is subject to a prepayment premium prior to 2004.

(4) Note may not be redeemed prior to June 2003 and is subject to a prepayment premium prior to 2005.

     As of December 31, 2000, there were outstanding warrants to purchase 3,810,469 shares of GTL common stock which were issued in connection with the 11 3/8 % Senior Notes, exercisable at a price of $17.394 per share, which expire on February 15, 2004. Any proceeds from the exercise of the warrants will be used to purchase Globalstar ordinary partnership interests.

     The senior notes rank pari passu with each other and with all of Globalstar's other existing indebtedness. The indentures for the notes contain certain covenants that among other things limit the ability of Globalstar to incur additional debt, issue preferred stock, or pay dividends and certain distributions. In certain limited circumstances involving a change of control of Globalstar, as defined, each note is redeemable at the option of the holder for 101% of the principal amount plus accrued interest.

10. CONVERSION OF REDEEMABLE PREFERRED PARTNERSHIP INTERESTS

     On April 30, 1998, GTL redeemed all of its CPEOs, $310 million aggregate principal amount. As of April 30, 1998, all the holders of the CPEOs converted their holdings into 20,123,230 shares of GTL common stock. As a result of such conversion, Globalstar's 6 1/2% RPPIs were converted into 4,769,230 ordinary partnership interests. In connection with the redemption, GTL issued 539,322 additional shares of GTL common stock in satisfaction of a required interest make whole payment. A corresponding dividend make-whole payment was also made by Globalstar for which an additional 134,830 ordinary partnership interests were issued. On May 10, 1999, Globalstar paid the holders of the 6 1/2% RPPIs $2.51 million for unpaid dividends during the period March 1, 1999 to the conversion date.

11. ORDINARY PARTNERS' CAPITAL

  Capital Contribution

     In April 1998, China Telecom (Hong Kong) Group Ltd. ("China Telecom"), through a subsidiary, exercised a warrant to acquire 937,500 Globalstar ordinary partnership interests for $18,750,000. In addition, China Telecom has a warrant to acquire an additional 937,500 Globalstar ordinary partnership interests for $18,750,000. Globalstar had previously granted these warrants to China Telecom in connection with service provider arrangements in China under which China Telecommunications Broadcast Satellite Corporation ("ChinaSat") acts as the sole distributor of Globalstar service in China. The fair value of the warrants issued to China Telecom was approximately $31.9 million and has been recorded in the accompanying balance sheet in other assets and is being amortized over ten years, the expected life of the first generation of satellites. Accumulated amortization as of December 31, 2000 is $1.9 million.

                                GLOBALSTAR, L.P.

  8% Series A Convertible Redeemable Preferred Partnership Interests

     On January 21, 1999, Globalstar sold to GTL seven million units (face amount of $50 per unit) of 8% RPPIs in Globalstar, in connection with GTL's offering of 7 million shares (face amount of $50 per share) of 8% Series A convertible redeemable preferred stock due 2011 (the "8% Preferred Stock"). Dividends on the 8% RPPIs and the 8% Preferred Stock accrue at 8% per annum and are payable quarterly.

     On June 30, 1999 and November 29, 1999, 100 and 2,603,605 shares of 8%
Preferred Stock, respectively, were converted into 215 and 5,597,693 shares of GTL common stock, respectively. As a result of such conversions, the 8% RPPIs were converted into 1,382,284 Globalstar ordinary partnership interests. In connection with certain of the conversions, GTL agreed to issue 924,324 additional shares of GTL common stock representing the equivalent of the dividend pre-payments to which the holders would have been entitled if a redemption had been made. A corresponding dividend make-whole payment was also made by Globalstar for which an additional 231,081 Globalstar ordinary partnership interests were issued.

     On December 29, 2000, 200 shares of the 8% Preferred Stock were converted into 429 shares of GTL common stock. As a result of the conversion, the 8% RPPIs were converted into 106 Globalstar ordinary partnership interests. The remaining shares of 8% Preferred Stock outstanding at December 31, 2000 were convertible into 9,451,348 shares of GTL common stock.

     Each 8% RPPI is convertible into .53085 ordinary partnership interests, subject to adjustment in the event of subdivision, combination, or reclassification of the ordinary partnership interests. As of December 31, 2000, the outstanding 8% RPPIs were convertible into 2,333,666 of ordinary partnership interests.

     The 8% RPPIs rank pari passu with the 9% RPPIs and senior to ordinary partnership interests and have terms substantially similar to the 8% Preferred Stock. However, they are subordinate to all existing and future liabilities of Globalstar, and cash distributions thereon are limited to the amount of the partnership capital accounts that are maintained for such interests. The 8% RPPIs will convert to ordinary partnership interests upon any conversion of the 8% Preferred Stock into GTL common stock. As of December 31, 2000, the outstanding 8% RPPIs were convertible into 2,333,666 ordinary partnership interests. Payments due on the 8% RPPIs may be made in cash, Globalstar ordinary partnership interests or a combination of both at the option of Globalstar. Payments made during the fourth quarter of 2000 were paid with 179,766 ordinary partnership interests. In January 2001, Globalstar suspended distributions on the 8% RPPIs. As a result, GTL suspended dividend payments on the 8% Preferred Stock. The partnership agreement provides that, in the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the 8% Preferred Stock, holders of the majority of the outstanding 8% Preferred Stock and the holders of any other securities having similar voting rights will be entitled to elect one additional member to the general partners committee of Globalstar

  9% Series B Convertible Redeemable Preferred Partnership Interests

     On December 2, 1999, Globalstar sold to GTL three million units (face amount of $50 per unit) of 9% RPPIs in Globalstar, in connection with GTL's offering of 3 million shares (face amount of $50 per share) of 9% Series B convertible redeemable preferred stock due 2011 (the "9% Preferred Stock"). Dividends on the 9% RPPIs and the 9% Preferred Stock accrue at 9% per annum and are payable quarterly.

     In 2000, 41,510 shares of 9% Preferred Stock were converted into 79,958 shares of GTL common stock. As a result of such conversions, the 9% RPPIs were converted into 19,743 Globalstar ordinary partnership interests. As of December 31, 2000, the outstanding 9% Preferred Stock was convertible into 5,698,851 shares of GTL common stock.

                                GLOBALSTAR, L.P.

     Each 9% RPPI is convertible into .47562 ordinary partnership interests, subject to adjustment in the event of subdivision, combination, or reclassification of the ordinary partnership interests. As of December 31, 2000, the outstanding 9% Preferred RPPIs were convertible into 1,407,057 ordinary partnership interests.

     The 9% RPPIs rank pari passu with the 8% RPPIs and senior to ordinary partnership interests and have terms substantially similar to the 9% Preferred Stock. However, they are subordinate to all existing and future liabilities of Globalstar, and cash distributions thereon are limited to the amount of the partnership capital accounts that are maintained for such interests. The 9% RPPIs will convert to ordinary partnership interests upon any conversion of the 9% Preferred Stock into GTL common stock. As of December 31, 2000, the outstanding 9% RPPIs were convertible into 1,407,057 ordinary partnership interests. Payments due on the 9% RPPIs may be made in cash, Globalstar ordinary partnership interests or a combination of both at the option of Globalstar. Payments made during the fourth quarter of 2000 were paid with 249,175 ordinary partnership interests. In January 2001, Globalstar suspended distributions on the 9% RPPIs. As a result, GTL suspended dividend payments on the 9% Preferred Stock. The partnership agreement provides that, in the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the 9% Preferred Stock, holders of the majority of the outstanding 9% Preferred Stock and the holders of any other securities having similar voting rights will be entitled to elect one additional member to the general partners committee of Globalstar.

  Shelf Registration

     In July 1999, Globalstar and GTL filed a shelf registration statement (the "Shelf Registration Statement") with the SEC covering up to $500 million of securities. Under the Shelf Registration Statement, Globalstar may, from time to time, offer debt securities, which may be either senior or subordinated or secured or unsecured and GTL may, from time to time, offer shares of common stock, preferred stock or warrants, all at prices and on terms to be determined at the time of the offering (see Note 16).

     On February 1, 2000, GTL sold 8,050,000 share of common stock in a public offering under its Shelf Registration Statement. The sale yielded net proceeds of approximately $268.5 million to GTL. GTL used the proceeds to purchase 1,987,654 ordinary partnership interests in Globalstar.

     On September 19, 2000, GTL entered into a purchase agreement with Bear Stearns International Limited ("Bear Stearns"), under which Bear Stearns agreed to purchase over several tranches, up to $105 million of shares of GTL common Stock. Sales under this agreement were subject to certain conditions, including the requirement that GTL's share price be trading higher then $4.50. During 2000, Bear Stearns purchased 4,050,000 shares of GTL common stock, resulting in net proceeds to GTL of $27.8 million. GTL used the proceeds from the sales to purchase 1,000,001 ordinary partnership interests in Globalstar.

     On September 29, 2000, Globalstar's founding partners, Loral, Vodafone, QUALCOMM, Elsacom and TE.SA.M, purchased an aggregate of 5.2 million shares of common stock of GTL for $56 million. GTL used the proceeds from the sales to purchase 1,295,360 ordinary partnership interests in Globalstar.

  GTL Stock Splits

     In May 1997 and June 1998, GTL issued two-for-one stock splits of its common stock in the form of 100% stock dividends. Accordingly, all GTL share and per share amounts have been restated to reflect the stock splits. Prior to the stock splits, GTL's equity securities and convertible securities were represented by equivalent Globalstar partnership interests on an approximate one-for-one basis. Globalstar's partnership interests were not affected by the GTL stock splits and, accordingly, GTL's equity securities and convertible securities are now represented by equivalent Globalstar partnership interests on an approximate four-for-one basis.

                                GLOBALSTAR, L.P.

  Stock Option Arrangements

     Officers and employees of Globalstar are eligible to participate in GTL's 1994 Stock Option Plan (the "Plan"), which provides for nonqualified and incentive stock options. The Plan is administered by a stock option committee (the "Committee"), appointed by the GTL Board of Directors. The Committee determines the option price, exercise date and the expiration date of each option (provided no option shall be exercisable after ten years from the date of grant). Proceeds received by GTL for options exercised will be used to purchase Globalstar ordinary partnership interests under an approximate four-for-one exchange arrangement.

     Globalstar issued 6,825, 10,273 and 4,538 ordinary partnership interests during 2000, 1999 and 1998, respectively, in exchange for proceeds from GTL option exercises.

     On September 14, 1995, Loral, in its capacity as managing general partner, granted certain of its officers options to purchase 560,000 shares of the GTL common stock owned by Loral at an exercise price of $5.00 per share. The exercise price was greater than the market price at grant date. These options are immediately exercisable, of which 60,000 and 240,000 options were exercised in 2000 and 1998, respectively, and expire 12 years from date of grant.

     In October 1996 and in January 1998, Loral, in its capacity as managing general partner, granted certain of its officers options to purchase 608,000 and 20,000 shares, respectively, of GTL common stock owned by Loral at a price $6.34 and $12.50 below market price on the grant date. These options vest over a three year period and expire 10 years from date of grant; 40,000 options were exercised in 1999 and no options were cancelled during 2000, 1999 and 1998.

     Loral granted options of Loral common stock to certain officers and employees of Globalstar as follows: April 1996, 94,000 shares at $10.50 per share, of which 13,200 shares were exercised in 1998 and 1997; April 1997, 5,000 shares at $13.75 per share, of which 1,000 shares were exercised and 4,000 shares were cancelled in 1998; February 1998, 2,000 shares at $24.44 per share, October 1998, 600 shares at $13.50 per share and December 16, 1999, 30,000 shares at $16.00 per share.

     As described in Note 4, Globalstar accounts for its employee stock-based compensation using the intrinsic value method in accordance with APB 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in Globalstar's consolidated financial statements for employee stock-based compensation; except for $95,000, $1,154,000, $1,284,000 of compensation expense in 2000, 1999, and
1998, respectively, related to the below market option grants issued by Loral. In addition, during 2000, 1999 and 1998, GTL granted stock options to certain non-employees of Globalstar to purchase 167,000, 577,000 and 63,300, respectively, shares of GTL common stock. The fair value of such options totaled approximately $393,000 which has been recorded as additional investment in Globalstar and is being amortized by Globalstar over the vesting period. The fair value attributable to the unvested portion of such options is subject to adjustment based upon the future value of GTL's common stock.

     SFAS 123 requires the disclosure of pro forma net income and earnings per share as if Globalstar adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from Globalstar's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Globalstar's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six to twelve months following vesting; stock volatility, 70% for 2000, 50% for 1999 and 30% for 1998; risk free interest rates, 4.4% to 6.6% based on date of grant; and no dividends during the expected term. Globalstar's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, the pro forma net loss applicable to ordinary partnership interests and related loss

                                GLOBALSTAR, L.P.

per interest would have been $3,828,896,000 or $61.43 per ordinary partnership interest in 2000, $237,245,000 or $4.07 per ordinary partnership interest in 1999 and $154,303,000 or $2.74 per ordinary partnership interest in 1998.

     A summary of the status of the GTL stock option plan for the years ended December 31, 2000, 1999 and 1998 is presented below:

                                                                      WEIGHTED-
                                                                       AVERAGE
                                                                      EXERCISE
                                                          SHARES        PRICE
                                                         ---------    ---------
Outstanding at January 1, 1998.........................  1,383,440      14.03
Granted (weighted average fair value of $5.73 per
  share)...............................................    810,400      19.42
Forfeited..............................................    (54,000)     18.56
Exercised..............................................    (18,150)      4.16
                                                         ---------     ------
Outstanding at December 31, 1998.......................  2,121,690      16.06
Granted (weighted average fair value of $10.98 per
  share)...............................................  2,821,500      22.79
Forfeited..............................................   (258,300)     19.87
Exercised..............................................    (41,090)      4.71
                                                         ---------     ------
Outstanding at December 31, 1999.......................  4,643,800      20.03
Granted (weighted average fair value of $4.04 per
  share)...............................................  4,566,250       9.76
Forfeited..............................................   (984,750)     16.29
Exercised..............................................    (26,300)     10.72
                                                         ---------     ------
Outstanding at December 31, 2000.......................  8,199,000     $14.79
                                                         =========     ======
Options exercisable at December 31, 2000...............  1,123,816     $14.20
                                                         =========     ======
Options exercisable at December 31, 1999...............    584,433     $11.72
                                                         =========     ======
Options exercisable at December 31, 1998...............    291,890     $ 7.83
                                                         =========     ======

     The options generally expire ten years from the date of grant and become exercisable over the period stated in each option, generally ratably over a five-year period except for 4,336,250 options granted in 2000 which become exercisable ratably over a three-year period. All options granted were non-qualified stock options with an exercise price equal to fair market value at the date of grant. As of December 31, 2000, 1,704,100 shares of common stock were available for future grant under the Plan.

                                GLOBALSTAR, L.P.

     The following table summarizes information about GTL's outstanding stock options at December 31, 2000:

                                           OUTSTANDING                      EXERCISABLE
                               ------------------------------------    ---------------------
                                             WEIGHTED
                                              AVERAGE      WEIGHTED                 WEIGHTED
                                             REMAINING     AVERAGE                  AVERAGE
                                            CONTRACTUAL    EXERCISE                 EXERCISE
EXERCISE PRICE RANGE            NUMBER      LIFE-YEARS      PRICE       NUMBER       PRICE
--------------------           ---------    -----------    --------    ---------    --------
$1.64 to $3.00...............     18,000       9.92         $ 1.64            --     $   --
$3.01 to $4.64...............    318,400       4.97           4.10       301,400       4.16
$4.65 to $8.70...............  3,908,750       9.37           8.66        75,000       8.70
$8.71 to $17.15..............    889,400       6.65          13.70       455,500      13.46
$17.16 to $29.03.............  2,665,550       8.23          23.13       175,316      24.71
$29.04 to $31.41.............    398,900       8.26          30.72       116,600      30.83
                               ---------                               ---------
                               8,199,000       8.48         $14.79     1,123,816     $14.20
                               =========                               =========

12. PENSIONS AND OTHER EMPLOYEE BENEFITS

  Pensions

     Globalstar maintains a pension plan and a supplemental retirement plan. These plans are defined benefit pension plans and members in certain locations may contribute to the pension plan in order to receive enhanced benefits. Eligibility for participation in these plans varies and benefits are based on members' compensation and years of service. Globalstar's funding policy is to fund the pension plan in accordance with the Internal Revenue Code and regulations thereon and to fund the supplemental retirement plan on an actuarial basis, including service cost and amortization amounts. Plan assets are generally invested in U.S. government and agency obligations and listed stocks and bonds.

  Other Benefits

     In addition to providing pension benefits, Globalstar provides certain health care and life insurance benefits for retired employees and dependents. Participants are eligible for these benefits when they retire from active service and meet the eligibility requirements for Globalstar's pension plan. These benefits are funded primarily on a pay-as-you-go basis with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions.

                                GLOBALSTAR, L.P.

     The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for 2000 and 1999, and a statement of the funded status as of December 31, 2000 and 1999, respectively.

                                                PENSION BENEFITS      OTHER BENEFITS
                                               ------------------    ----------------
                                                2000       1999       2000      1999
                                               -------    -------    -------    -----
                                                           (IN THOUSANDS)
Reconciliation of benefit obligation
Obligation at January 1......................  $ 6,609    $ 6,348    $   814    $ 889
Service cost.................................      532        567        100       83
Interest cost................................      662        504        101       64
Participant contributions....................      106         86          9        7
Actuarial (gain) loss........................    1,439       (896)       388     (208)
Benefit payments.............................      (11)        --         (5)     (21)
                                               -------    -------    -------    -----
Obligation at December 31....................  $ 9,337    $ 6,609    $ 1,407    $ 814
                                               -------    -------    -------    -----
Reconciliation of fair value of plan assets
Fair value of plan assets at January 1.......  $ 8,343    $ 5,815    $    35    $  34
Actual return on plan assets.................     (723)     2,442          2        5
Employer contributions.......................       45         --         (4)      10
Participant contributions....................      106         86          9        7
Benefit payments.............................      (11)        --         (5)     (21)
                                               -------    -------    -------    -----
Fair value of plan assets at December 31.....  $ 7,760    $ 8,343    $    37    $  35
                                               -------    -------    -------    -----
Funded status
Funded status at December 31.................  $(1,577)   $ 1,734    $(1,371)   $ 778
Unrecognized (gain) loss.....................      354     (2,909)       195     (249)
Unrecognized prior service cost..............                            403
Unrecognized transition obligation (asset)...     (214)        --         --       --
                                               -------    -------    -------    -----
Net amount recognized in accrued
  liabilities................................  $(1,437)   $(1,175)   $  (773)   $ 529
                                               =======    =======    =======    =====

     The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2000, 1999 and 1998, respectively (in thousands):

                                        PENSION BENEFITS           OTHER BENEFITS
                                     -----------------------    --------------------
                                     2000     1999     1998     2000    1999    1998
                                     -----    -----    -----    ----    ----    ----
Service cost.......................  $ 532    $ 568    $ 415    $100    $ 83    $ 66
Interest cost......................    662      504      419     101      63      61
Expected return on plan assets.....   (796)    (563)    (461)     (3)     (3)     (3)
Amortization of net (gain) loss....    (40)     (38)     (40)     38      38      39
Recognized actuarial (gain) loss...    (51)      --       --       4      --      --
                                     -----    -----    -----    ----    ----    ----
Net periodic benefit cost..........  $ 307    $ 471    $ 333    $240    $181    $163
                                     =====    =====    =====    ====    ====    ====

     The principal actuarial assumptions were:

                                                         2000    1999    1998
                                                         ----    ----    ----
Discount rate..........................................  7.75%   8.00%   7.00%
Expected return on plan assets.........................  9.50%   9.50%   9.50%
Rate of compensation increase..........................  4.25%   4.25%   4.25%

                                GLOBALSTAR, L.P.

     Actuarial assumptions used a health care cost trend rate of 7.35% decreasing gradually to 5.25% by 2003. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates for 2000 would have the following effects:

                                                       1% INCREASE    1% DECREASE
                                                       -----------    -----------
Effect on total service and interest cost components
  of net periodic postretirement health care benefit
  cost...............................................   $ 43,000       $ (33,000)
Effect on the health care component of the
  accumulated postretirement benefit obligation......    246,000        (194,000)

  Employee Savings Plan

     In April 1996, Globalstar adopted an employee savings plan which provides that Globalstar match the contributions of participating employees up to a designated level. Under this plan, the matching contributions in GTL common stock were approximately $701,000, $587,000 and $460,000 for 2000, 1999 and
1998, respectively.

13. REVENUE BY CUSTOMER LOCATION

     For 2000, Globalstar's gross service revenue before discounts and promotions by geographical location is as follows (in thousands):

Canada......................................................  $  650
Brazil......................................................     476
Australia...................................................     392
United States...............................................     357
Other.......................................................     931
                                                              ------
Gross service revenue before discounts and promotions.......  $2,806
                                                              ======

14. FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

     The carrying amounts of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of the Senior Notes is based on market quotations. The fair value of the vendor financing, notes payable, notes payable to affiliates, revolving credit facility, term loan A and B is based on the ratio of the carrying amount to fair value of the senior notes.

                                GLOBALSTAR, L.P.

     The estimated fair values of Globalstar's financial instruments are as follows (in thousands):

                                           DECEMBER 31, 2000       DECEMBER 31, 1999
                                          --------------------    --------------------
                                          CARRYING      FAIR      CARRYING      FAIR
                                           AMOUNT      VALUE       AMOUNT      VALUE
                                          --------    --------    --------    --------
Cash and cash equivalents...............  $174,401    $174,401    $127,675    $127,675
Restricted cash.........................    22,448      22,448      46,246      46,246
Vendor financing........................   788,423      86,727     393,795     393,795
10 3/4% Senior notes....................   321,869      35,800     321,263     195,000
11 1/4% Senior notes....................   310,889      35,800     307,884     201,500
11 3/8% Senior notes....................   484,352      55,000     480,567     310,000
11 1/2% Senior notes....................   290,831      33,000     289,397     183,000
Notes payable...........................   157,420      16,904          --          --
Notes payable to affiliates.............   104,946      11,270          --          --
Revolving credit facility...............   100,000      11,000          --          --
Term Loan A.............................   100,000      11,000     100,000     100,000
Term Loan B.............................   300,000      33,000     300,000     300,000

15. RELATED PARTY TRANSACTIONS

     In addition to the transactions described in Notes 5, 6, 7, 8, 9, 10, 11 and 12, Globalstar has a number of other transactions with its affiliates. Globalstar believes that the arrangements are as favorable to Globalstar as could be obtained from unaffiliated parties. The following describes these related-party transactions.

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

     Globalstar has granted to QUALCOMM an irrevocable, non-exclusive, worldwide perpetual license to intellectual property owned by Globalstar in the Ground Segment and developed pursuant to the QUALCOMM agreement. QUALCOMM may, pursuant to such grant, use the intellectual property for applications other than the Globalstar System provided that QUALCOMM may not for a period of three years after its withdrawal as a strategic partner or prior to the third anniversary of the Full Constellation Date (as defined), whichever is earlier, engage in any business activity that would be in competition with the Globalstar System. The grant of intellectual property to QUALCOMM described above is generally royalty free. Under certain specified circumstances, however, QUALCOMM will be required to pay a 3% royalty fee on such intellectual property.

     A support agreement was entered into among QUALCOMM, Loral and Globalstar pursuant to which QUALCOMM agreed to assist Globalstar and SS/L with Globalstar's system design, support Globalstar and Loral with respect to various regulatory matters, and assist Globalstar and Loral in their marketing efforts with respect to Globalstar. As of December 31, 1998, this effort was complete. For the year ended December 31, 1998, QUALCOMM received approximately $187,000 for costs incurred in rendering such support and assistance.

     Globalstar has entered into agreements with certain limited partners, for approximately $6.9 million under which, Globalstar will provide for the integration and testing of the Globalstar System at certain of the partners' gateways.

                                GLOBALSTAR, L.P.

     Globalstar has entered into consulting agreements with certain limited partners. Costs incurred under these arrangements for the years ended December 31, 2000 and 1998 were approximately $1,050,000 and $309,000, respectively. There were no costs incurred under these arrangements in 1999.

     QUALCOMM initially agreed to grant at least one vendor a nonexclusive worldwide license to use QUALCOMM's intellectual property to manufacture and sell gateways to Globalstar's service providers. The foregoing license would be granted by QUALCOMM to one or more such vendors on reasonable terms and conditions, which will in any event not provide for royalty fees in excess of 7% of a gateway's sales price (not including the approximately $400,000 per gateway in recoupment expenses payable to Globalstar). Thus far, no other vendor has committed to manufacture gateways, and we do not expect any other vendor to manufacture gateways. QUALCOMM has granted a license to manufacture Globalstar user terminals to Ericsson and Telit and has also agreed to grant a similar license to at least one additional qualified manufacturer to enable it to manufacture and sell the Globalstar user terminals to service providers.

     Subsidiaries of Loral have formed joint ventures with partners which have executed service provider agreements granting the joint ventures exclusive rights to provide Globalstar service to users in Brazil, Canada, Mexico, and Russia as long as specified minimum levels of subscribers are met. Similar exclusive service provider agreements have been entered into with certain of Globalstar's limited partners for specific countries. These service providers will receive certain discounts from Globalstar's expected pricing schedule generally over a five-year period. Globalstar has also agreed to provide QUALCOMM, under certain circumstances, with capacity on the Globalstar System for its OmniTRACS services at its most favorable rates and to grant to QUALCOMM the exclusive right to utilize the Globalstar System to provide OmniTRACS-like services.

     Globalstar has granted to Hyundai Electronics Industries Co., Ltd. ("Hyundai") certain rights, including certain sub-contract rights with respect to its satellite constellation and the right, at Hyundai's election, to act as Globalstar's exclusive licensee authorized to manufacture and sell Globalstar Phones in South and North Korea.

     Total receivables due from affiliates and amounts financed under the production gateway and user terminal contracts is as follows (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
SS/L.....................................................  $     3    $    21
Loral....................................................       61     15,413
Other affiliates.........................................   40,059     20,726
                                                           -------    -------
                                                           $40,123    $36,160
                                                           =======    =======

     Payables and vendor financing due to affiliates is as follows (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
SS/L...................................................  $242,690    $346,537
QUALCOMM...............................................   565,642     501,647
Other affiliates.......................................    10,824      14,147
                                                         --------    --------
                                                          819,156     862,331
Less, current portion..................................   621,105     606,020
                                                         --------    --------
Long-term portion......................................  $198,051    $256,311
                                                         ========    ========

                                GLOBALSTAR, L.P.

     Total purchases from affiliates is as follows: (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                               2000        1999        1998
                                             --------    --------    --------
SS/L.......................................  $ 74,082    $512,815    $514,262
QUALCOMM...................................    99,988     350,565     379,151
Loral......................................     3,872       4,183       2,157
Other affiliates...........................     6,904      12,688       2,473
                                             --------    --------    --------
                                             $184,846    $880,251    $898,043
                                             ========    ========    ========

     Starting with commencement of service by Globalstar and upon receipt of revenue, LQP, the general partner of LQSS, will receive a managing partner's allocation equal to 2.5% of Globalstar's revenues up to $500 million plus 3.5% of revenues in excess of $500 million. Loral and QUALCOMM ultimately will receive 80% and 20%, respectively, of such distribution. Should Globalstar incur a net loss in any year following commencement of operations, the allocation for that year will be reduced by 50% and LQP will reimburse Globalstar for allocation payments, if any, received in any prior quarter of such year, sufficient to reduce its management allocation for the year to 50%. The managing partners allocation may be deferred (with interest at 4% per annum) in any quarter in which Globalstar would report negative cash flow from operations if the managing partner's allocation were made. As of December 31, 2000, the managing partner's allocation of $28,000 has been deferred.

16. REGULATORY MATTERS

     Globalstar and its operations are, and will be, subject to substantial U.S. and international regulation, including required regulatory approvals in each country in which Globalstar intends to provide service. Globalstar's business may be significantly affected by regulatory activities.

17. COMMITMENTS AND CONTINGENCIES

     Globalstar leases its primary facility from Lockheed Martin under a non-cancelable operating lease expiring in 2008. The lease contains renewal options for up to an additional ten years. The following table presents the future minimum lease payments required under operating leases that have an initial lease term in excess of one year (in thousands):

2001.......................................................  $ 3,228
2002.......................................................    3,235
2003.......................................................    3,170
2004.......................................................    3,242
2005.......................................................    3,280
Thereafter.................................................    9,871
                                                             -------
Total minimum lease payments...............................  $26,026
                                                             =======

     Rent expense for 2000, 1999 and 1998, was approximately $4.1 million, $4.1 million, and $3.1 million, respectively. Included in rent expense are payments to Lockheed Martin of $3.7 million, $2.9 million, and $2.7 million for 2000, 1999 and 1998, respectively.

     On February 20, 2001, a purported class action lawsuit was filed against Globalstar, L.P. and Globalstar Capital Corporation (the "defendants") on behalf of the owners of 10 3/4% bonds, due November 2004 (the "Bonds") in Superior Court, New Castle County, Delaware. The Bonds were issued by Globalstar Capital Corporation and Globalstar, L.P. as joint obligors. The next interest payment payable on the Bonds is due

                                GLOBALSTAR, L.P.

May 1, 2001. The complaint alleges that the defendants repudiated the Bonds' Registration Statement, Prospectus and Indenture, without consent of the bondholders, when Globalstar announced that it was suspending its future interest payments on the Bonds. The complaint seeks damages in an unspecified amount. The defendants are required to respond to this complaint by April 23, 2001.