Form 10-Q
period 2001-09-30
LORAL SPACE & COMMUNICATIONS LTD
filed 2001-11-14
CIK 1006269

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     As of October 31, 2001, there were 335,014,116 shares of Loral Space & Communications Ltd. common stock outstanding.

PART 1. FINANCIAL INFORMATION LORAL SPACE & COMMUNICATIONS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
LORAL SPACE & COMMUNICATIONS LTD. CONDENSED CONSOLIDATED BALANCE SHEETS
LORAL SPACE & COMMUNICATIONS LTD. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LORAL SPACE & COMMUNICATIONS LTD. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
LORAL SPACE & COMMUNICATIONS LTD. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Part II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX
EX-12: COMPUTATION OF DEFICIENCY OF EARNINGS

PART 1.

FINANCIAL INFORMATION

LORAL SPACE & COMMUNICATIONS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues from satellite sales	$146,639	$195,221	$454,625	$644,127
Revenues from satellite services	114,424	97,321	342,435	290,759

Total revenues	261,063	292,542	797,060	934,886
Cost of satellite sales	141,829	174,274	407,558	565,600
Cost of satellite services	72,540	73,205	221,684	225,979
Selling, general and administrative expenses	53,653	56,155	164,043	170,255

Operating income (loss)	(6,959)	(11,092)	3,775	(26,948)
Interest and investment income	5,946	31,255	20,274	91,796
Interest expense	(44,676)	(39,835)	(141,120)	(125,586)
Gain on investments		18,139		70,862

Income (loss) before income taxes, equity in net loss of affiliates, minority interest and cumulative effect of change in accounting principle	(45,689)	(1,533)	(117,071)	10,124
Income tax benefit (expense)	5,849	(4,322)	7,799	(19,445)

Loss before equity in net loss of affiliates, minority interest and cumulative effect of change in accounting principle	(39,840)	(5,855)	(109,272)	(9,321)
Equity in net loss of affiliates, net of taxes	(12,647)	(75,269)	(55,708)	(290,312)
Minority interest, net of taxes	199	387	728	1,951

Loss before cumulative effect of change in accounting principle	(52,288)	(80,737)	(164,252)	(297,682)
Cumulative effect of change in accounting principle, net of taxes (Note 10)			(1,741)

Net loss	(52,288)	(80,737)	(165,993)	(297,682)
Preferred dividends	(11,963)	(15,923)	(68,780)	(51,404)

Net loss applicable to common stockholders	$(64,251)	$(96,660)	$(234,773)	$(349,086)

Basic and diluted loss per share	$(0.19)	$(0.33)	$(0.73)	$(1.18)

Weighted average shares outstanding:
Basic and diluted	333,745	296,580	319,754	295,257

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2001	2000

	(unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$180,576	$394,045
Accounts receivable, net	50,467	56,347
Contracts-in-process	221,614	180,868
Inventories	122,962	120,608
Other current assets	99,138	79,713

Total current assets	674,757	831,581
Property, plant and equipment, net	1,966,165	1,944,815
Cost in excess of net assets acquired, net	898,399	918,826
Long-term receivables	167,017	145,504
Investments in and advances to affiliates	181,077	251,658
Deposits	155,490	161,790
Deferred tax assets	295,120	293,142
Other assets	108,672	131,002

	$4,446,697	$4,678,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$150,083	$110,715
Accounts payable	156,293	139,104
Accrued employment costs	49,228	45,271
Customer advances	126,393	70,866
Accrued interest and preferred dividends	30,262	51,645
Other current liabilities	51,531	45,049
Income taxes payable	31,857	31,904

Total current liabilities	595,647	494,554
Pension and other postretirement liabilities	57,273	51,619
Long-term liabilities	168,193	180,275
Long-term debt	2,238,183	2,346,129
Minority interest	18,419	19,353
Commitments and contingencies (Note 8)
Shareholders’ equity:
6% Series C convertible redeemable preferred stock ($491,994 and $674,893 redemption value), $.01 par value	485,371	665,809
6% Series D convertible redeemable preferred stock ($305,539 and $400,000 redemption value), $.01 par value	296,529	388,204
Common stock, $.01 par value	3,350	2,983
Paid-in capital	2,762,327	2,448,519
Treasury stock	(3,360)	(3,360)
Unearned compensation	(52)	(148)
Retained deficit	(2,181,280)	(1,946,507)
Accumulated other comprehensive income	6,097	30,888

Total shareholders’ equity	1,368,982	1,586,388

	$4,446,697	$4,678,318

Note:	The December 31, 2000 balance sheet has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine months ended
	September 30,

	2001	2000

Operating activities:
Net loss	$(165,993)	$(297,682)
Non-cash items:
Equity in net loss of affiliates, net of taxes	55,708	290,312
Minority interest, net of taxes	(728)	(1,951)
Cumulative effect of change in accounting principle, net of taxes	1,741
Deferred taxes	(8,296)	4,728
Non-cash interest expense	30,259	27,552
Depreciation and amortization	166,067	160,578
Non-cash interest and investment income		(30,512)
Gain on investments		(70,862)
Changes in operating assets and liabilities:
Accounts receivable, net	5,880	(11,627)
Contracts-in-process	(48,095)	143,676
Inventories	(2,354)	(9,101)
Long-term receivables	(21,513)	(24,785)
Deposits	9,300	34,085
Other current assets and other assets	24,998	(8,518)
Accounts payable	17,189	(127,002)
Accrued expenses and other current liabilities	(10,944)	(9,580)
Customer advances	55,527	12,277
Income taxes payable	(216)	17,780
Pension and other postretirement liabilities	5,654	3,584
Long-term liabilities	(19,489)	12,618
Other	442	(566)

Net cash provided by operating activities	95,137	115,004

Investing activities:
Proceeds from sale leaseback of assets, net	17,393
Capital expenditures	(174,418)	(332,596)
Investments in and advances to affiliates	(26,025)	(172,539)
Advances repaid by affiliates		11,184
Proceeds from sale of investments		97,137
Use and transfer of restricted and segregated cash		187,315

Net cash used in investing activities	(183,050)	(209,499)

Financing activities:
Borrowings under revolving credit facilities	95,000
Repayments under term loans	(81,000)	(56,250)
Repayments under revolving credit facilities	(110,000)	(50,000)
Repayments of export-import facility	(1,073)	(1,073)
Repayments of other long-term obligations	(1,765)	(1,004)
Proceeds from other stock issuances	13,537	20,418
Proceeds from issuance of 6% Series D preferred stock, net		388,000
Preferred dividends	(40,255)	(45,522)

Net cash (used in) provided by financing activities	(125,556)	254,569

Increase (decrease) in cash and cash equivalents	(213,469)	160,074
Cash and cash equivalents — beginning of period	394,045	239,865

Cash and cash equivalents — end of period	$180,576	$399,939

Non-cash activities:
Unrealized losses on available-for-sale securities, net of taxes	$(26,979)	$(7,665)

Unrealized net gains on derivatives, net of taxes	$2,360

Conversion of Series A preferred stock to common stock		$459

Conversion of Series C preferred stock and Series D preferred stock to common stock and related issuance of additional common shares on conversion	$300,328	$75,449

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)  Organization and Principal Business

      Loral Space & Communications Ltd. together with its subsidiaries (“Loral” or the “Company”) is one of the world’s leading satellite communications companies with substantial activities in satellite manufacturing and satellite-based communications services. Loral has assembled the building blocks necessary to provide a seamless, global networking capability for the information age. Loral is organized into three distinct operating businesses (see Note 9):

Fixed Satellite Services (“FSS”): Leasing transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television (“DTH”), through the activities of Loral Skynet, Loral CyberStar, Inc. (“Loral CyberStar”), Loral Skynet do Brasil Ltda. (“Skynet do Brasil”), Satélites Mexicanos, S.A. de C.V. (“Satmex”) and Europe*Star Limited (“Europe*Star”);

Satellite Manufacturing and Technology: Designing and manufacturing satellites and space systems and developing satellite technology for a broad variety of customers and applications through Space Systems/ Loral, Inc. (“SS/L”); and

Data Services: Providing managed communications networks and Internet and intranet services through Loral CyberStar and delivering high-speed broadband data communications and business television services through CyberStar, L.P. (“CyberStar LP”).

2)  Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Loral included in Loral’s latest Annual Report on Form 10-K.

   Reclassifications

      Certain reclassifications have been made to conform prior period amounts to the current period presentation.

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3)  Comprehensive Loss

      The components of comprehensive loss for the nine months ended September 30, 2001 and 2000 are as follows (in thousands):

	2001	2000

Net loss	$(165,993)	$(297,682)
Cumulative translation adjustment	(171)	(1,327)
Unrealized net gains on derivatives, net of taxes (see Note 10)	2,360
Unrealized losses on available-for-sale securities, net of taxes	(26,979)	(7,665)
Less: realized gains on available-for-sale securities included in net loss		(69,732)

Comprehensive loss	$(190,783)	$(376,406)

4)  Contracts-in-Process

	September 30,	December 31,
	2001	2000

	(in thousands)
U.S. government contracts:
Amounts billed	$12,029	$8,285
Unbilled receivables	779	4,098

	12,808	12,383

Commercial contracts:
Amounts billed	117,330	50,587
Unbilled receivables	91,476	117,898

	208,806	168,485

	$221,614	$180,868

      Unbilled amounts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed upon shipment of the product, achievement of contractual milestones, or completion of the contract and, at such time, are reclassified to billed receivables.

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5)  Investments in and Advances to Affiliates

      Investments in and advances to affiliates consist of (in thousands):

	September 30,	December 31,
	2001	2000

Globalstar:
Acquired notes and loans ($615 million and $572 million principal and accrued interest as of September 30, 2001 and December 31, 2000, respectively)	$10,053	$50,267
Vendor financing ($239 million and $229 million principal and accrued interest as of September 30, 2001 and December 31, 2000, respectively)	—	—
Globalstar service provider partnerships equity investments and advances	254	11,400
Satmex equity investments	75,537	84,290
Europe*Star equity investments and advances	92,023	104,593
Other affiliate equity investments	3,210	1,108

	$181,077	$251,658

      The Company accounts for its investment in Globalstar on the equity method due to its inability to control significant operating decisions at Globalstar. In 2000, Loral’s allocated share of Globalstar’s losses and Globalstar’s impairment charges reduced Loral’s investment in and advances to Globalstar to zero. Accordingly, Loral has discontinued providing for its allocated share of Globalstar’s net losses beginning in 2001. The Company accounts for its investment in Globalstar’s $500 million credit facility at fair value, with changes in the value (net of tax) recorded as a component of other comprehensive loss.

      The Company has contingent liabilities of approximately $19 million in connection with Globalstar service provider partnerships.

      Equity in net income (loss) of affiliates consists of (in thousands):

	Nine months ended
	September 30,

	2001	2000

Globalstar and Globalstar service provider partnerships, net of taxes	$(27,023)	$(301,922)
Satmex	(8,804)	16,631
Europe*Star	(18,584)	(3,814)
Other affiliates, net of taxes	(1,297)	(1,207)

	$(55,708)	$(290,312)

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5)  Investments in and Advances to Affiliates — (Continued)

      The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	Nine months ended
	September 30,

	2001	2000

Revenues	$75,107	$110,463
Interest and investment income	883	48,000
Interest expense capitalized on development stage enterprises		3,543
Elimination of Loral’s proportionate share of intercompany profits	1,100	4,142
Amortization of excess carrying value, capitalized interest and intercompany profits related to investments	(381)	22,253

6)  Long Term Debt

	September 30,	December 31,
	2001	2000

	(in thousands)
Term loan, 7.23% and 10.45% at September 30, 2001 and December 31, 2000, respectively	$294,000	$300,000
Revolver, 6.73% and 9.95% at September 30, 2001 and December 31, 2000, respectively	160,000	200,000
Term loan facility, 3.06% and 7.04% at September 30, 2001 and December 31, 2000 respectively	100,000	175,000
Revolving credit facility, 3.06% and 7.04% at September 30, 2001 and December 31, 2000, respectively	445,000	420,000
9.50% Senior notes due 2006	350,000	350,000
Export-Import credit facility	9,653	10,726
Other	560	576
Non-recourse debt of Loral CyberStar:
11.25% Senior notes due 2007 (principal amount $443 million)	490,229	495,377
12.50% Senior discount notes due 2007 (principal amount at maturity $484 million and accreted principal amount $467 million and $427 million at September 30, 2001 and December 31, 2000, respectively)	527,250	491,841
Other	11,574	13,324

Total debt	2,388,266	2,456,844
Less, current maturities	150,083	110,715

	$2,238,183	$2,346,129

  Loral CyberStar Exchange Offer

      In October 2001, Loral CyberStar announced that it will conduct a debt-for-debt exchange offer for its 11 1/4% Senior Notes due 2007 and its 12  1/2% Senior Discount Notes due 2007, that would substantially reduce the principal amount of Loral CyberStar’s outstanding debt obligations. Loral CyberStar has in the aggregate $443 million principal amount of senior notes outstanding and $484 principal amount of senior discount notes outstanding as of September 30, 2001.

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6)  Long Term Debt — (Continued)

      In the exchange offer, for every $1,000 principal amount of senior notes, plus accrued interest tendered and accepted for exchange, each holder will receive (i) $750.247 principal amount of new Loral CyberStar 10% Senior Notes due 2006, guaranteed by Loral and (ii) warrants to purchase 7.40 shares of common stock of Loral.

      For every $1,000 principal amount of senior discount notes tendered and accepted for exchange, each holder will receive (i) $707.935 principal amount of Loral CyberStar’s 10% Senior Notes due 2006, guaranteed by Loral and (ii) warrants to purchase 6.98 shares of common stock of Loral.

      If the exchange offer is accepted in full, holders will receive an aggregate of $675 million of new notes, and warrants to purchase 6,657,096 shares of common stock of Loral at 110% of the market price of Loral common stock calculated over a 10 day period prior to closing of the exchange offer. The indenture governing the new senior notes offered under the exchange offer is expected to have more restrictive limitations on Loral CyberStar’s ability to incur additional debt and use assets as collateral for indebtedness, as compared to the existing indentures of Loral CyberStar.

      By tendering their existing notes, holders will also be consenting to the proposed amendments to the senior note indenture and the senior discount note indenture to eliminate substantially all of the covenants and events of default that may be removed by majority consent of the holders consistent with the applicable indentures and the requirements of the Trust Indenture Act of 1939, as amended. Rights to receive principal and interest on the existing notes not tendered will not be impaired.

      The exchange offer is subject to certain conditions including, among other things, receiving tenders of at least 85% in principal amount of the existing notes. To date, holders of 50.29% of the existing notes (representing 49.04% in principal amount of the senior notes and 51.43% in principal amount of the senior discount notes) have agreed to tender their notes and consent to the amendment of the indentures governing any notes not tendered for exchange.

      Assuming the exchange offer is accepted in full, Loral’s annual cash interest payments will be reduced by approximately $43 million to $67.5 million. Further, under generally accepted accounting principles dealing with debt restructurings, the Company will recognize a gain of only approximately $15 million after taxes upon completion of the transaction and the carrying value of the new notes on the balance sheet will be approximately $996 million, although the actual principal amount of the new notes will be $675 million. The difference between this carrying value and the actual principal amount of the new notes will fully offset interest expense over the life of the new notes.

      The securities to be issued to public bondholders in the exchange offer will be offered or sold pursuant to a registration statement to be filed with the Securities and Exchange Commission.

7)  Loss Per Share

      Basic loss per share is computed based upon the weighted average number of shares of common stock and the Series A Preferred Stock outstanding in 2000. For the three and nine months ended September 30, 2001 and 2000, diluted loss per share excludes the assumed conversion of the Company’s Series C convertible redeemable preferred stock (the “Series C Preferred Stock”) and its Series D convertible redeemable preferred stock (the “Series D Preferred Stock”) into shares of common stock, as their effect would have been antidilutive. Weighted options equating to approximately 0.5 million and 0.3 million shares of common stock for the nine months ended September 30, 2001 and 2000, respectively, as calculated using the treasury stock method, were excluded from the calculation of diluted loss per share, as the effect would have been antidilutive.

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7)  Loss Per Share — (Continued)

      The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Numerator:
Loss before cumulative effect of change in accounting principle	$52,288	$80,737	$164,252	$297,682
Cumulative effect of change in accounting principle, net of taxes			1,741

Net loss	52,288	80,737	165,993	297,682
Preferred dividends	11,963	15,923	68,780	51,404

Numerator for basic and diluted loss per share — net loss applicable to common stockholders	$64,251	$96,660	$234,773	$349,086

Denominator:
Weighted average shares:
Common stock	333,745	296,580	319,754	280,126
Series A preferred stock				15,131

Denominator for basic and diluted loss per share	333,745	296,580	319,754	295,257

Basic and diluted loss per share	$0.19	$0.33	$0.73	$1.18

      The cumulative effect of the change in accounting principle did not affect the Company’s loss per share calculation (see Note 10).

      On April 16, 2001, the Company completed exchange offers for its Series C Preferred Stock and its Series D Preferred Stock. As a result, 3.7 million shares of its Series C Preferred Stock and 1.9 million shares of its Series D Preferred Stock were tendered and exchanged (representing approximately 27% and 24%, respectively, of the outstanding shares of the two issues) into 30.9 million shares of the Company’s common stock. Loral incurred non-cash dividend charges in the second quarter of 2001 of approximately $29 million, which primarily relates to the difference between the value of the common stock issued in the exchange offers and the value of the shares that were issuable under the conversion terms of the preferred stock. The non-cash dividend charges had no impact on Loral’s total shareholders’ equity as the offset was an increase in common stock and paid-in capital. In addition, Loral will save approximately $17 million annually in preferred dividend payments and will avoid approximately $277 million in mandatory redemptions in 2006 and 2007.

      During the first quarter of 2000, all of the Company’s Series A preferred stock and 1.4 million shares of its Series C Preferred Stock were converted into the Company’s common stock.

8)  Commitments and Contingencies

      Loral Skynet has entered into prepaid leases and sales contracts relating to transponders on its satellites. Under the terms of these agreements, Loral Skynet continues to operate the satellites which carry the transponders and originally provided for a warranty for a period of 10 to 14 years, in the case of sales contracts (twelve transponders), and the lease term, in the case of the prepaid leases (nine transponders). Depending on the contract, Loral Skynet may be required to replace transponders which do not meet operating specifications. All customers are entitled to a refund equal to the reimbursement value if there is no replacement. In

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8)  Commitments and Contingencies — (Continued)

the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer.

      Twelve of the satellites built by SS/ L and launched since 1997, five of which are owned and operated by Loral’s subsidiaries or affiliates, have experienced minor losses of power from their solar arrays. Although to date, neither the Company nor any of the customers using the affected satellites have experienced any degradation in performance, there can be no assurance that one or more of the affected satellites will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred and the number and type of use being made of transponders then in service. A complete or partial loss of satellites could result in a loss of orbital incentive payments and, in the case of satellites owned by Loral subsidiaries and affiliates, a loss of revenues and profits. With respect to satellites under construction and construction of new satellites, based on its investigation of the matter, SS/ L has identified and is implementing remedial measures that SS/ L believes will prevent newly launched satellites from experiencing similar anomalies. SS/ L does not expect that implementation of these measures will cause delays in the launch of satellites under construction or construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, the Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

      In late 1998, following the launch of an SS/ L-built satellite sold to PanAmSat, a manufacturing error was discovered that affected the geographical coverage of the Ku-band transponders on the satellite. On January 6, 2000, PanAmSat filed an arbitration proceeding in connection with this error claiming damages of $225 million for lost profits and increased sales and marketing costs. On May 25, 2001, the Company settled this matter with PanAmSat. The charge for the settlement was fully provided for in 2000.

      In September 2001, the PAS 7 satellite built by SS/L for PanAmSat experienced an electrical power failure on its solar arrays that resulted in the loss of use of certain transponders on the satellite. As a result, PanAmSat has claimed that under its contract with SS/L it is entitled to be paid $16 million. SS/L disputes this claim. SS/L believes that this failure is an isolated event and does not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, the Company does not believe that this anomoly will affect other on-orbit satellites built by SS/L. The Company is currently providing the basis for this conclusion to its insurance underwriters. However, in connection with the renewal of the insurance for the Company’s Telstar 10/ Apstar IIR satellite in October 2001, the insurance underwriters have excluded losses due to solar array failures. While the Company anticipates that this exclusion will be removed upon further review by the insurance underwriters, there can be no assurance that this exclusion will be removed or that future renewals of insurance on other Company satellites will not be subject to a similar exclusion.

      SS/ L is a party to an Operational Agreement with Alcatel Space Industries (“Alcatel Space”) pursuant to which the parties cooperate on certain satellite programs. In addition, pursuant to an Alliance Agreement with SS/ L, for so long as it continues to hold at least 81.6% of the Loral securities that it acquired in 1997 in exchange for SS/ L stock that it previously owned, Alcatel has certain rights, including two representatives on SS/ L’s seven-member board of directors, and certain actions require the approval of its board representatives. Alcatel Space also has certain rights to purchase SS/ L shares at fair market value in the event of a change of

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8)  Commitments and Contingencies — (Continued)

control (as defined) of either Loral or SS/ L, including the right to use its Loral holdings as part of the SS/ L purchase price. These agreements are terminable upon one-year’s notice by either party, and SS/ L gave the one-year notice to Alcatel Space on February 22, 2001. Alcatel Space filed suit on March 16, 2001 in the United States District Court for the Southern District of New York against Loral and SS/ L alleging various breaches of the agreements, seeking declaratory and injunctive relief to enforce its rights thereunder and challenging the effectiveness of the termination. On April 26, 2001, the District Court issued its decision (i) granting on consent the Company’s motion to compel arbitration and (ii) granting in part Alcatel’s motion for a preliminary injunction by requiring that the Company continue to comply with the agreements pending resolution of the arbitration, or the expiration of the agreements, whichever occurs earlier. The District Court also held that the issue of the termination of the agreements is a matter that is to be decided in arbitration, as required by the agreements. The arbitration has commenced. In the arbitration, in addition to challenging the effectiveness of the termination, Alcatel has asserted, and is seeking $300 million in damages in respect of, various alleged breaches of the agreements. The Company believes that it will prevail on the termination issue, that the claims for damages are without merit and that this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

      SS/ L was informed in 1998 that it was a target of a grand jury investigation being conducted by the office of the U.S. Attorney for the District of Columbia with respect to possible violations of export control laws that may have occurred in connection with the participation of SS/ L employees on a committee formed in the wake of the 1996 crash of a Long March rocket in China and whose purpose was to consider whether studies of the crash made by the Chinese had correctly identified the cause of the failure. The Company is not in a position to predict the direction or outcome of the investigation. If SS/ L were to be indicted and convicted of a criminal violation of the Arms Export Control Act, it would be subject to a fine of $1 million per violation and could be debarred from certain export privileges and, possibly, from participation in government contracts. Since many of SS/ L’s satellites are built for foreign customers and/or launched on foreign rockets, such a debarment would have a material adverse effect on SS/ L’s business and, therefore, the Company. Indictment for such violations would subject SS/ L to discretionary debarment from further export licenses. Under the applicable regulations, SS/ L could be debarred from export privileges without being convicted of any crime if it is indicted for these alleged violations, and loss of export privileges would harm SS/ L’s business. Whether or not SS/ L is indicted or convicted, SS/ L remains subject to the State Department’s general statutory authority to prohibit exports of satellites and related services if it finds a violation of the Arms Export Control Act that puts SS/ L’s reliability in question, and it can suspend export privileges whenever it determines that grounds for debarment exist and that such suspension “is reasonably necessary to protect world peace or the security or foreign policy of the United States.”

      As far as SS/ L can determine, no sensitive information or technology was conveyed to the Chinese, and no secret or classified information was discussed with or reported to them. SS/ L believes that its employees acted openly and in good faith and that none engaged in intentional misconduct. Accordingly, the Company does not believe that SS/ L has committed a criminal violation of the export control laws. The Company does not expect the grand jury investigation or its outcome to result in a material adverse effect upon its business. However, there can be no assurance as to these conclusions.

      On December 23, 1998, the Office of Defense Trade Controls, or ODTC, of the U.S. Department of State temporarily suspended a previously approved technical assistance agreement under which SS/ L had been preparing for the launch of the ChinaSat-8 satellite. According to ODTC, the purpose of the temporary suspension was to permit that agency to review the agreement for conformity with then newly-enacted legislation (Section 74 of the Arms Export Control Act) with respect to the export of missile equipment and technology. In addition, SS/ L was required to re-apply for new export licenses from the State Department to permit the launch of ChinaSat-8 on a Long March launch vehicle, when the old export licenses issued by the

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8)  Commitments and Contingencies — (Continued)

Commerce Department, the agency that previously had jurisdiction over satellite licensing, expired in March 2000. On January 4, 2001, the ODTC, while not rejecting these license applications, notified SS/ L that they were being returned without action. SS/ L and the State Department are now in discussions regarding SS/ L’s obtaining the approvals required for the launch of ChinaSat-8.

      In December 1999, SS/ L reached an agreement with ChinaSat to extend the date for delivery of the ChinaSat-8 satellite to July 31, 2000. In return for this extension and other modifications to the contract, SS/L provided to ChinaSat two 36 MHz and one 54 MHz transponders on Telstar 10/ Apstar IIR for ChinaSat’s use for the life of those transponders. As a result, SS/ L recorded a charge to earnings of $35 million in 1999. If ChinaSat were to terminate its contract with SS/ L as a result of these delays, SS/ L may have to refund $134 million in advances received from ChinaSat and may incur penalties of up to $11 million and believes it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer, which resale cannot be guaranteed. To the extent that SS/ L is able to recover some or all of its $52 million deposit payment on the Chinese launch vehicle, this recovery would offset a portion of such payments. There can be no assurance, however, that SS/ L will be able either to obtain a refund from the launch provider or to find a replacement customer for the Chinese launch vehicle.

      SS/L is required to obtain licenses and enter into technical assistance agreements, presently under the jurisdiction of the State Department, in connection with the export of satellites and related equipment, as well as disclosure of technical data to foreign persons. Delays in obtaining the necessary licenses and technical assistance agreements may result in the cancellation of, or delay SS/L’s performance on, existing contracts, and, as a result, SS/L may incur penalties or lose incentive payments under these contracts.

      Under an agreement reached with Eutelsat, Loral CyberStar agreed to operate Telstar 12, which was originally intended to operate at 12 degrees W.L., at 15 degrees W.L. while Eutelsat continued to develop its services at 12.5 degrees W.L. Eutelsat has in turn agreed not to use its 14.8 degrees W.L. orbital slot and will assert its priority rights over such location on Loral CyberStar’s behalf. As part of this coordination effort, Loral CyberStar agreed to provide to Eutelsat four transponders on Telstar 12 for the life of the satellite and has retained risk of loss with respect to such transponders. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, Loral continues to conduct discussions with various administrations regarding Telstar 12’s operations at 15 degrees W.L. If these discussions are not successful, Telstar 12’s useable capacity may be reduced.

      The Company estimated the recovery of certain insurance proceeds in its 2000 consolidated financial statements in connection with an insurance claim with its insurance carrier and received the proceeds in May 2001.

      Globalstar Related Matters. Loral holds debt obligations from Globalstar (see Note 5). In a bankruptcy or restructuring proceeding involving Globalstar, challenges could be initiated seeking subordination or recharacterization of the debt Loral holds from Globalstar. While we know of no reason why such a claim would prevail with respect to the debt Loral holds in Globalstar, there can be no assurance that such claims will not be made in any restructuring or bankruptcy proceeding involving Globalstar. Moreover, there can be no assurance that actions will not be initiated in a Globalstar bankruptcy proceeding to characterize payments previously made by Globalstar to Loral as preferential payments subject to repayment. Loral also may be subject to other claims brought by Globalstar creditors and securities holders, who may seek to impose liabilities on the Company as a result of the Company’s relationships with Globalstar.

      On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against Globalstar Telecommunications Limited (“GTL”) in the United States District Court for the Southern District of New York. The other defendants named in the complaint are Loral Space & Communications Ltd. and Bernard

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8)  Commitments and Contingencies — (Continued)

Schwartz. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL’s business and prospects; and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf this lawsuit has been asserted consists of all buyers of GTL common stock from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related or affiliated therewith (the “Excluded Persons”).

      Eighteen additional purported class action complaints have been filed in the United States District Court for the Southern District of New York by plaintiffs Chaim Kraus, L.A. Murphy, Eddie Maiorino, Damon Davis, Iskander Batyrev, Shelly Garfinkel, Sequoia Land Development and Phil Sigel, Michael Ceasar as Trustee for Howard Gunty Profit Sharing Plan, Colin Barry, James D. Atlas, Lawrence Phillips, Kent A. Hillemeir, Sarah Harman, Pablo Lozza, Joseph and Eudice Meyers, The 60223 Trust, Antonio and Lucia Maddalena and Chaim Troman on each of March 2, March 2, March 6, March 7, March 7, March 9, March 16, March 21, March 21, March 22, March 23, March 28, March 28, April 2, April 3, April 11, April 27, and May 1, 2001, respectively. These complaints allege claims against GTL, Loral, and Mr. Schwartz (and, in the case of the Sequoia, Atlas and Meyers complaints, two additional individual defendants, Messrs. Navarra and DeBlasio) that are substantially identical to those set forth in the Eismann action. The class of plaintiffs on whose behalf these lawsuits have been allegedly asserted are: with respect to the Kraus, Davis, Maiorino, Batyrev, Ceasar, Phillips, Hillemeir, Harman and The 60223 Trust actions, buyers of GTL common stock in the period from December 6, 1999, through October 27, 2000; with respect to the Murphy, Barry and Troman actions, buyers of GTL securities in the period from December 6, 1999, through October 27, 2000; with respect to the Sequoia/ Sigel, Atlas and Meyers actions, buyers of GTL common stock in the period from December 6, 1999, through July 19, 2000; with respect to the Garfinkel and Lozza actions, buyers of GTL debt securities in the period from December 6, 1999, through October 27, 2000; and with respect to the Maddalena action, buyers of GTL securities in the period from October 11, 1999 through October 27, 2000. In each case, the Excluded Persons are excepted from the class.

      On May 22, 2001, plaintiffs Philip J. Hage, Jr. and Ron Maggiaro filed a purported class action complaint against Loral in the United States District Court for the Southern District of New York. The other defendants named in the complaint are Bernard Schwartz and Richard Townsend. The complaint alleges that (a) the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar’s and Loral’s business and prospects; and (b) that Messrs. Schwartz and Townsend are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of Loral. The class of plaintiffs on whose behalf this lawsuit has been asserted consists of all buyers of Loral common stock from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related or affiliated therewith.

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

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8)  Commitments and Contingencies — (Continued)

      In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of capitalized interest as of May 2000) with Qualcomm. The original terms of this vendor financing provided for interest at 6%, a maturity date of August 15, 2003 and required repayment pro rata with the term loans due to Loral under Globalstar’s $500 million credit facility. As of September 30, 2001, $598 million was outstanding under this facility (including $98 million of capitalized interest).

      Loral has agreed that if the principal amount (excluding capitalized interest of $98 million at September 30, 2001) outstanding under the Qualcomm vendor financing facility exceeds the principal amount due Loral under Globalstar’s $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As of September 30, 2001, Loral had no guarantee obligation.

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

      In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) as the measure of a segment’s profit or loss. Segment results include the results of its subsidiaries and its affiliates, Satmex and Europe*Star, which are accounted for using the equity method in these condensed consolidated financial statements. Intersegment revenues primarily consist of satellites under construction by satellite manufacturing and technology for fixed satellite services and the leasing of transponder capacity by satellite manufacturing and technology and data services from fixed satellite services. In 2001, the Company no longer considered global mobile telephone service to be a reportable segment and has excluded it from its segment presentation and restated the information for 2000 accordingly.

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9)  Segments — (Continued)

      Summarized financial information concerning Loral’s reportable segments is as follows (in millions):

Three Months Ended September 30, 2001

		Satellite
	Fixed	Manufacturing
	Satellite	And	Data
	Services(1)	Technology(2)	Services(3)	Corporate(4)	Total

Revenues and EBITDA:
Revenues from external customers	$124.7	$132.9	$22.3		$279.9
Intersegment revenues	9.9	50.0	0.1		60.0

Operating segment revenues	$134.6	$182.9	$22.4		339.9

Revenues of unconsolidated affiliates(5)					(34.8)
Intercompany revenues(6)					(44.0)

Operating revenues as reported					$261.1

Segment EBITDA before eliminations	$86.6	$1.3	$(2.6)	$(11.9)	$73.4

EBITDA of unconsolidated affiliates(5)					(15.5)
Intercompany EBITDA(6)					(8.5)

EBITDA(7)					49.4
Depreciation and amortization(8)					(56.4)

Operating loss					$(7.0)

Other Data:
Depreciation and amortization before affiliate eliminations(8)	$58.8	$9.6	$6.7	$0.5	$75.6

Depreciation and amortization of unconsolidated affiliates(5)(8)					(19.2)

Depreciation and amortization(8)					$56.4

Total assets before affiliate eliminations	$4,125.8	$1,165.4	$182.1	$449.2	$5,922.5

Total assets of unconsolidated affiliates (5)					(1,475.8)

Total assets					$4,446.7

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9)  Segments — (Continued)

(1)	Includes 100% of Europe*Star’s and Satmex’s revenues and EBITDA (Europe*Star commenced revenue service in 2001). Also includes Loral’s subsidiary, Loral Skynet do Brasil since November 2000.

(2)	Satellite manufacturing and technology consists of 100% of SS/ L’s results.

(3)	Data services consists of 100% of CyberStar LP and Loral CyberStar’s data services business. Equipment sales for data services were $2.0 million and $2.3 million for the three months ended September 30, 2001 and 2000 respectively, and $5.9 million and $8.8 million for the nine months ended September 30, 2001 and 2000, respectively.

(4)	Represents corporate expenses incurred in support of the Company’s operations.

(5)	Represents amounts related to unconsolidated affiliates (Satmex and Europe*Star), which are eliminated in order to arrive at Loral’s consolidated results. Loral’s proportionate share of these affiliates is included in equity in net loss of affiliates, net of taxes in Loral’s consolidated statements of operations.

(6)	Represents the elimination of intercompany sales and EBITDA, primarily for satellites under construction by SS/ L for wholly-owned subsidiaries; as well as eliminating revenues for the lease of transponder capacity by satellite manufacturing and technology and data services from fixed satellite services.

(7)	EBITDA (which is equivalent to operating income/loss before depreciation and amortization, including amortization of unearned stock compensation) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral’s operating results. EBITDA is not an alternative to net income as an indicator of a company’s operating performance, or cash flow from operations as a measure of a company’s liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

(8)	Includes amortization of unearned stock compensation charges.

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9)  Segments — (Continued)

Nine Months Ended September 30, 2001

		Satellite
	Fixed	Manufacturing
	Satellite	And	Data
	Services(1)	Technology(2)	Services(3)	Corporate(4)	Total

Revenues and EBITDA:
Revenues from external customers	$360.5	$403.7	$77.1		$841.3
Intersegment revenues	36.8	192.3	0.1		229.2

Operating segment revenues	$397.3	$596.0	$77.2		1,070.5

Revenues of unconsolidated affiliates(5)					(106.3)
Intercompany revenues(6)					(167.1)

Operating revenues as reported					$797.1

Segment EBITDA before eliminations	$260.0	$36.3	$(16.2)	$(33.8)	$246.3

EBITDA of unconsolidated affiliates(5)					(54.1)
Intercompany EBITDA(6)					(22.4)

EBITDA(7)					169.8
Depreciation and amortization(8)					(166.0)

Operating income					$3.8

Other Data:
Depreciation and amortization before affiliate eliminations(8)	$171.2	$27.2	$18.9	$1.6	$218.9

Depreciation and amortization of unconsolidated affiliates(5)(8)					(52.9)

Depreciation and amortization(8)					$166.0

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9)  Segments — (Continued)

Three Months Ended September 30, 2000

		Satellite
	Fixed	Manufacturing
	Satellite	And	Data
	Services(1)	Technology(2)	Services(3)	Corporate(4)	Total

Revenues and EBITDA:
Revenues from external customers	$101.3	$170.9	$28.5		$300.7
Intersegment revenues	13.4	56.9	0.6		70.9

Operating segment revenues	$114.7	$227.8	$29.1		371.6

Revenues of unconsolidated Affiliates (5)					(35.0)
Intercompany revenues(6)					(44.1)

Operating revenues as reported					$292.5

Segment EBITDA before eliminations	$69.0	$20.3	$(9.9)	$(12.8)	$66.6

EBITDA of unconsolidated affiliates(5)					(19.2)
Intercompany EBITDA(6)					(5.2)

EBITDA(7)					42.2
Depreciation and amortization(8)					(53.3)

Operating loss					$(11.1)

Other Data:
Depreciation and amortization before affiliate eliminations(8)	$52.7	$9.2	$5.1	$0.6	$67.6

Depreciation and amortization of Unconsolidated affiliates(5)(8)					(14.3)

Depreciation and amortization(8)					$53.3

Total assets before affiliate eliminations	$3,960.8	$1,498.0	$219.4	$1,043.7	$6,721.9

Total assets of unconsolidated affiliates(5)					(1,457.3)

Total assets					$5,264.6

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9)  Segments — (Continued)

Nine Months Ended September 30, 2000

		Satellite
	Fixed	Manufacturing
	Satellite	And	Data
	Services(1)	Technology(2)	Services(3)	Corporate(4)	Total

Revenues and EBITDA:
Revenues from external customers	$295.3	$533.7	$90.2		$919.2
Intersegment revenues	33.6	240.2	0.6		274.4

Operating segment revenues	$328.9	$773.9	$90.8		1,193.6

Revenues of unconsolidated affiliates(5)					(101.2)
Intercompany revenues(6)					(157.5)

Operating revenues as reported					$934.9

Segment EBITDA before eliminations	$200.9	$72.0	$(31.2)	$(33.1)	$208.6

EBITDA of unconsolidated affiliates(5)					(58.9)
Intercompany EBITDA(6)					(16.0)

EBITDA(7)					133.7
Depreciation and amortization(1)					(160.6)

Operating loss					$(26.9)

Other Data:
Depreciation and amortization before affiliate eliminations(8)	$161.8	$27.3	$14.9	$1.7	$205.7

Depreciation and amortization of unconsolidated affiliates(5)(8)					(45.1)

Depreciation and amortization(8)					$160.6

10)  Accounting Pronouncements

      On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings. Upon adoption, the Company recorded a $1.7 million reduction in net income, net of tax, and a $1.2 million increase in other comprehensive income (“OCI”), net of tax, relating to the cumulative effect of the change in adopting this new accounting principle. The Company recorded these adjustments to recognize the fair value of foreign currency forward contracts that qualify as derivatives under

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10)  Accounting Pronouncements — (Continued)

SFAS 133 and to recognize the fair value of firm commitments designated as hedged items in fair value hedge relationships. Furthermore, the transition adjustments reflect the derecognition of any deferred gains or losses recorded on the balance sheet prior to the effective date of SFAS No. 133 on foreign exchange contracts designated as hedges of foreign currency exposures on long-term construction contracts in process.

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

      Ineffectiveness from all hedging activity was immaterial for the three and nine months ended September 30, 2001. For the three and nine months ended September 30, 2001, SS/ L recognized charges of zero and $0.9 million, respectively, for hedges that no longer qualify as fair value hedges and $0.8 million and $1.4 million, respectively, for excluded forward points on accelerated or delayed cash flows, which were recorded as interest expense.

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10)  Accounting Pronouncements — (Continued)

      Unrealized Net Gains on Derivatives

      The following table summarizes the activity in OCI (net of taxes) related to derivatives classified as cash flow hedges for the nine months ended September 30, 2001 (in thousands):

Cumulative transition adjustment	$1,220
Net increase in foreign currency exchange contracts	8,485
Reclassifications into revenue and cost of sales from OCI	(7,345)

Unrealized net gains on derivatives at September 30, 2001	$2,360

      At September 30, 2001, the Company anticipates reclassifying $1.6 million of the balance in OCI to earnings in the next twelve months.

      New Accounting Pronouncements

      In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125’s provisions without reconsideration. The Company adopted the applicable disclosure requirements of SFAS No. 140 in its consolidated financial statements for the year ending December 31, 2000. The Company has determined that there was no effect on the Company’s consolidated financial position or results of operations relating to the adoption of the other provisions of SFAS No. 140.

      In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 on January 1, 2002. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill with an expected net carrying value of approximately $892 million at the date of adoption and annual amortization of approximately $27 million that resulted from business combinations completed prior to the adoption of SFAS 141. The Company will evaluate goodwill under the new transitional impairment test in SFAS 142 and accordingly, has not yet determined whether or not there will be an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt SFAS 143 on January 1, 2003. The Company has not yet determined the impact that the adoption of SFAS 143 will have on its results of operations or its financial position.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10)  Accounting Pronouncements — (Continued)

lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company is required to adopt SFAS 144 on January 1, 2002. The Company has not yet determined the impact that the adoption of SFAS 144 will have on its results of operations or its financial position.

LORAL SPACE & COMMUNICATIONS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      Except for the historical information contained herein, the matters discussed in the following Management’s Discussion and Analysis of Results of Operations and Financial Condition of Loral Space & Communications Ltd. and its subsidiaries (“Loral” or the “Company”) are not historical facts, but are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, the Company or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of the Company. These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” “anticipates,” “estimates,” “project,” “intend,” or “outlook” or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involves risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond the Company’s control. Some of these factors and conditions include: (i) the Company and its subsidiaries and affiliates have significant debt and guarantee obligations; (ii) the Company may be required to take further charges relating to its investment in connection with Globalstar related activities and may be subject to claims brought by third parties seeking to impose liabilities on the Company as a result of its relationships with Globalstar, L.P. (“Globalstar”); (iii) if the Company’s business plan does not succeed, its operations might not generate enough cash to pay its obligations; (iv) launch failures may delay operations; (v) some of the satellites the Company currently has in orbit have experienced operational problems; (vi) Space Systems/ Loral, Inc. (“SS/ L”) is subject to export control restrictions and is the target of a grand jury investigation that may adversely affect its ability to export; (vii) severe competition in the Company’s industries; and (viii) governmental or regulatory changes. For a detailed discussion of these factors and conditions, please refer to the periodic reports filed with the SEC by Loral, Loral CyberStar, Inc. (“Loral CyberStar”) and Satelites de Mexico, S.A. de C.V. (“Satmex”). In addition, we caution you that the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control. The Company undertakes no obligation to update any forward-looking statements.

      Loral is one of the world’s leading satellite communications companies, with substantial activities in satellite manufacturing and satellite-based communications services. Loral has assembled the building blocks necessary to provide a seamless, global networking capability for the information age. Loral is organized into three distinct operating businesses:

Fixed Satellite Services (“FSS”). Through the Loral Global Alliance, which currently consists of Loral Skynet, Loral CyberStar, Loral Skynet do Brasil Ltda. (“Skynet do Brasil”), its 49% owned affiliate Satmex, and its 42% owned affiliate Europe*Star Limited (“Europe*Star”), Loral has become one of the world’s leading providers of satellite services using geostationary communications satellites. The Company leases transponder capacity on its satellites to its customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television (“DTH”). The Loral Global Alliance currently has ten high-powered geosynchronous satellites in orbit: the seven satellite Telstar fleet, two Satmex satellites and one Europe*Star satellite, with footprints covering almost all of the world’s population;

Satellite Manufacturing and Technology. Designing and manufacturing satellites and space systems and developing satellite technology for a broad variety of customers and applications through SS/ L; and

Data Services: Providing managed communications networks and Internet and intranet services through Loral CyberStar and delivering high-speed broadband data communications and business television and infomedia services through CyberStar, L.P. (“CyberStar LP”).

Consolidated Operating Results

      In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a measure of a segment’s profit or loss. The following discussion of revenues and EBITDA reflects the results of Loral’s operating businesses for the three and nine months ended September 30, 2001 and 2000 respectively. See Note 9 to Loral’s condensed consolidated financial statements for additional information on segment results. The remainder of the discussion relates to the consolidated results of Loral, unless otherwise noted.

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

	(in millions)		(in millions)
Revenues:
Fixed satellite services(1)	$134.6	$114.7	$397.3	$328.9
Satellite manufacturing and technology(2)	182.9	227.8	596.0	773.9
Data services(3)	22.4	29.1	77.2	90.8

Segment revenues	339.9	371.6	1,070.5	1,193.6
Affiliate eliminations(4)	(34.8)	(35.0)	(106.3)	(101.2)
Intercompany eliminations(5)	(44.0)	(44.1)	(167.1)	(157.5)

Revenues as reported	$261.1	$292.5	$797.1	$934.9

EBITDA(6):
Fixed satellite services(1)	$86.6	$69.0	$260.0	$200.9
Satellite manufacturing and technology(2)	1.3	20.3	36.3	72.0
Data services(3)	(2.6)	(9.9)	(16.2)	(31.2)
Corporate expenses(7)	(11.9)	(12.8)	(33.8)	(33.1)

Segment EBITDA before eliminations	73.4	66.6	246.3	208.6
Affiliate eliminations(4)	(15.5)	(19.2)	(54.1)	(58.9)
Intercompany eliminations(5)	(8.5)	(5.2)	(22.4)	(16.0)

EBITDA as reported	$49.4	$42.2	$169.8	$133.7

(1)	Includes 100% of Europe*Star’s and Satmex’s revenues and EBITDA (Europe*Star commenced revenue service in 2001). Also includes Loral’s subsidiary, Loral Skynet do Brasil since November 2000.

(2)	Satellite manufacturing and technology consists of 100% of SS/ L’s results.

(3)	Data services consists of 100% of CyberStar LP and Loral CyberStar’s data services business. Equipment sales for data services were $2.0 million and $2.3 million for the three months ended September 30, 2001 and 2000 respectively, and $5.9 million and $8.8 million for the nine months ended September 30, 2001 and 2000, respectively.

(4)	Represents amounts related to unconsolidated affiliates (Satmex and Europe*Star), which are eliminated in order to arrive at Loral’s consolidated results. Loral’s proportionate share of these affiliates is included in equity in net loss of affiliates, net of taxes in Loral’s consolidated statements of operations.

(5)	Represents the elimination of intercompany sales and EBITDA, primarily for satellites under construction by SS/ L for wholly-owned subsidiaries; as well as eliminating revenues for the lease of transponder capacity by satellite manufacturing and technology and data services from fixed satellite services.

(6)	EBITDA (which is equivalent to operating income/ loss before depreciation and amortization, including amortization of unearned stock compensation) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral’s operating results. EBITDA is not an alternative to net income as an indicator of a company’s operating performance, or cash flow from operations as a measure of a company’s liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

(7)	Represents corporate expenses incurred in support of the Company’s operations.

Three Months Ended September 30, 2001 Compared with September 30, 2000

      Segment revenues for Loral’s operating businesses were $340 million in 2001 as compared to $372 million in 2000, before intercompany and affiliate eliminations of $79 million in both 2001 and 2000. The decrease in revenues was due primarily to lower revenues in satellite manufacturing and technology due primarily to the timing and quantity of bookings, offset by strong growth in FSS sales due to the increased number of transponders leased and higher revenue per transponder in 2001 as compared to 2000. Intercompany eliminations primarily consists of revenues from satellites under construction by satellite manufacturing and technology for FSS.

      EBITDA as reported increased to $49 million in 2001 as compared to $42 million in 2000. This increase arose primarily from strong revenue growth in FSS without a proportionate growth in costs, and smaller losses from data services resulting from cost savings realized from streamlining operations, offset by lower satellite manufacturing and technology EBITDA, which was due to lower revenues and start-up costs associated with the introduction of several new technologies.

      Depreciation and amortization was $56 million and $53 million for the three months ended September 30, 2001 and 2000, respectively. In 2002, amortization expense is expected to decrease by approximately $7 million per quarter, as a result of the Company adopting SFAS No. 142 (see Accounting Pronouncements).

      Interest and investment income was $6 million in 2001 as compared to $31 million in 2000. This decrease was principally due to non-cash interest income in 2000 related to warrants received in connection with the guarantees provided by Loral subsidiaries of Globalstar’s $500 million credit facility, dividend income in 2000 related to the Company’s investment in Globalstar Telecommunications Limited preferred stock, as well as lower average cash balances for investment in 2001.

      Interest expense was $45 million in 2001, net of capitalized interest of $6 million, as compared to $40 million in 2000, net of capitalized interest of $5 million. The increase is due primarily to interest expense incurred in connection with the Company’s $500 million credit facility. If the Loral CyberStar exchange offer is accepted in full, Loral does not expect it will recognize any interest expense on the new senior notes and as a result, interest expense on its statement of operations will be reduced significantly (see Liquidity and Capital Resources).

      In 2000, the Company realized an $18 million gain from the sale of a portion of its investment in available-for-sale securities.

      Loral, as a Bermuda company, is subject to U.S. federal, state and local income taxation at regular corporate rates plus an additional 30% “branch profits” tax on any income that is effectively connected with the conduct of a U.S. trade or business. Loral’s U.S. subsidiaries are subject to regular corporate tax on their worldwide income. For 2001, income tax was a benefit of $6 million on a pre-tax loss of $46 million, yielding an effective rate of 13%, which is lower than the statutory rate of 35%, primarily because of the impact from non-deductible losses incurred outside the U.S. For 2000, income tax was an expense of $4 million on a pre-tax loss of $2 million primarily because of the impact from non-deductible amortization of costs in excess of net assets acquired and state and local income tax expense during that period. When comparing 2001 to 2000, the decrease in tax expense is primarily attributable to a lower amount of income subject to U.S. tax during the current period.

      The equity in net loss of affiliates was $13 million in 2001 compared to $75 million in 2000. Loral’s share of equity in net losses attributable to Globalstar related activities, net of the related tax benefit, was $4 million in 2001 as compared to $102 million in 2000. This decrease is primarily due to the Company recording its share of Globalstar’s equity losses and impairment charges in the fourth quarter of 2000, which reduced its investment in and advances in connection with Globalstar to zero. Loral’s share of equity in net loss of Satmex was zero in 2001, as compared to Loral’s share of equity in net income of Satmex of $28 million in 2000. Satmex had net income in 2000 as a result of the gain on loss of a satellite (see Other Liquidity Matters). Also included in equity in net loss of affiliates is Loral’s share of losses from Europe*Star, managed by Alcatel, (which commenced service in 2001) and other affiliates.

      The minority interest benefit primarily reflects the portion of CyberStar LP’s loss attributed to CyberStar LP’s other investor, who owned 17.6% as of September 30, 2001.

      Preferred dividends were $12 million in 2001 as compared to $16 million in 2000. This decrease was primarily due to lower dividends as a result of the conversion of 3.7 million shares of Loral’s 6% Series C convertible redeemable preferred stock (the “Series C Preferred Stock”) and 1.9 million shares of Loral’s 6% Series D convertible redeemable preferred stock (the “Series D Preferred Stock”) into the Company’s common stock in April 2001, in connection with the Company’s exchange offers (see Liquidity and Capital Resources). The exchange offers will result in the annual elimination of approximately $17 million of future dividend payments and will eliminate approximately $277 million in mandatory redemptions in 2006 and 2007.

      As a result of the above, the net loss applicable to common stockholders was $64 million or $0.19 per basic and diluted share for 2001, compared to the net loss of $97 million or $0.33 per basic and diluted share for 2000. Basic and diluted weighted average shares were 334 million in 2001 and 297 million in 2000. The increase in shares was primarily due to the 30.9 million shares of common stock issued in connection with the Company’s exchange offers (see Liquidity and Capital Resources).

Nine Months Ended September 30, 2001 Compared with September 30, 2000

      Segment revenues for Loral’s operating businesses were $1.1 billion in 2001 as compared to $1.2 billion in 2000, before intercompany and affiliate eliminations of $273 million in 2001 and $259 million in 2000. The decrease in revenues was due primarily to lower revenues in satellite manufacturing and technology due primarily to the timing and quantity of bookings, offset by strong growth in FSS sales due to the increased number of transponders leased and higher revenue per transponder in 2001 as compared to 2000.

      EBITDA as reported increased to $170 million in 2001 as compared to $134 million in 2000. This increase arose primarily from strong revenue growth in FSS without a proportionate growth in costs, and smaller losses from data services resulting from cost savings realized from streamlining operations, offset by lower satellite manufacturing and technology EBITDA, which was due to lower revenues and start-up costs associated with the introduction of several new technologies.

      Depreciation and amortization was $166 million and $161 million for the nine months ended September 30, 2001 and 2000, respectively. In 2002, amortization expense is expected to decrease by approximately $7 million per quarter, as a result of the Company adopting SFAS No. 142 (see Accounting Pronouncements).

      Interest and investment income was $20 million in 2001 as compared to $92 million in 2000. This decrease was principally due to non-cash interest income in 2000 related to warrants received in connection with the guarantees provided by Loral subsidiaries of Globalstar’s $500 million credit facility, dividend income in 2000 related to the Company’s investment in Globalstar Telecommunications Limited preferred stock, as well as lower average cash balances for investment in 2001.

      Interest expense was $141 million in 2001, net of capitalized interest of $17 million, as compared to $126 million in 2000, net of capitalized interest of $11 million. The increase is due primarily to interest expense incurred in connection with the Company’s $500 million credit facility. If the Loral CyberStar exchange offer is accepted in full, Loral does not expect it will recognize any interest expense on the new senior notes and as a result, interest expense on its statement of operations will be reduced significantly (see Liquidity and Capital Resources).

      In 2000, the Company realized a $71 million gain from the sale of a portion of its investments in available-for-sale securities.

      For 2001, income tax was a benefit of $8 million on a pre-tax loss of $117 million, yielding an effective rate of 6.5%, which is lower than the statutory rate of 35%, primarily because of the impact from non-deductible losses incurred outside the U.S. For 2000, income tax was an expense of $19 million on pre-tax income of $10 million primarily because of the impact from non-deductible amortization of costs in excess of net assets acquired and state and local income tax expense during that period. When comparing 2001 to 2000, the decrease in tax expense is primarily attributable to a lower amount of income subject to U.S. tax during the current period.

      The equity in net loss of affiliates was $56 million in 2001 as compared to $290 million in 2000. Loral’s share of equity in net losses of affiliates attributable to Globalstar related activities, net of the related tax benefit, was $27 million in 2001 as compared to $302 million in 2000. This decrease is primarily due to the Company recording its share of Globalstar’s equity losses and impairment charges in the fourth quarter of 2000, which reduced its investment in and advances in connection with Globalstar to zero. Loral’s share of equity in net loss of Satmex was $9 million in 2001, as compared to Loral’s share of equity in net income of Satmex of $17 million in 2000. Satmex had net income in 2000 as a result of the gain on loss of a satellite (see Other Liquidity Matters). Also included in equity in net loss of affiliates is Loral’s share of losses from Europe*Star and other affiliates.

      The minority interest benefit primarily reflects the portion of CyberStar LP’s loss attributed to CyberStar LP’s other investor, who owned 17.6% as of September 30, 2001.

      On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which resulted in the Company recording a charge for the cumulative effect of a change in accounting principle, net of taxes, of $1.7 million (see Accounting Pronouncements).

      Preferred dividends were $69 million in 2001 as compared to $51 million for 2000. This increase was primarily due to non-cash dividend charges of approximately $29 million incurred on the conversion of 3.7 million shares of Loral’s 6% Series C Preferred Stock and 1.9 million shares of Loral’s 6% Series D Preferred Stock into the Company’s common stock in the second quarter of 2001, in connection with the Company’s exchange offers (see Liquidity and Capital Resources).

      As a result of the above, the net loss applicable to common stockholders was $235 million or $0.73 per basic and diluted share for 2001, compared to the net loss of $349 million or $1.18 per basic and diluted share, for 2000. Basic and diluted weighted average shares were 320 million in 2001 and 295 million in 2000. The increase in shares was primarily due to the 30.9 million shares of common stock issued in connection with the Company’s exchange offers (see Liquidity and Capital Resources).

Results by Operating Segment for the Three and Nine Months Ended September 30, 2001 and 2000

  Fixed Satellite Services

      FSS revenues (including 100% of Satmex and Europe*Star) were $135 million as compared to $115 million for the three months ended September 30, 2001 and 2000, respectively, and $397 million as compared to $329 million for the nine months ended September 30, 2001 and 2000, respectively. These increases were primarily due to the increased number of transponders leased and higher revenue per transponder in 2001 as compared to 2000. EBITDA (including 100% of Satmex and Europe*Star) was $87 million as compared to $69 million for the three months ended September 30, 2001 and 2000, respectively, and $260 million as compared to $201 million for the nine months ended September 30, 2001 and 2000, respectively. These increases were primarily due to strong revenue growth without a proportionate growth in costs. As of September 30, 2001, FSS had 10 operational satellites (three of which are owned by affiliates). Funded backlog for the segment totaled $2.0 billion at September 30, 2001 as compared to $2.4 billion as of December 31, 2000, including intercompany backlog of $99 million and $65 million as of September 30, 2001 and December 31, 2000, respectively, and affiliate backlog for Satmex and Europe*Star of $432 million as of September 30, 2001 and $546 million as of December 31, 2000. The reduction in total funded backlog resulted from a contract termination in the third quarter of 2001 and de-bookings arising largely from the restructuring of two customer contracts in the second quarter of 2001. In one case, Loral reduced the length of a lease agreement and allowed a reduction in the number of transponders leased under a multi-year contract. In the other case, Loral reduced the length of a lease agreement from 13 years to eight. In both instances Loral received appropriate compensation in exchange for meeting its customers’ requirements and, accordingly, these de-bookings did not have an adverse impact on results of operations in the current period, nor are they expected to have an adverse impact on near-term results of operations.

   Satellite Manufacturing and Technology

      Over the past three years, SS/L has developed a series of technical advances in response to customers’ expressed desire for expanded capabilities. These advances include the development of spot beam technology, Ka-band frequency usage, increased power levels, lithium-ion batteries and advanced propulsion systems. In addition, SS/L has introduced a new family of satellite buses, designated the 1300E and comprising a number of models of varying size, power and capabilities based on the heritage 1300 bus. These improvements are part of the evolutionary technology developments typical to the satellite manufacturing industry and are essential to the maintenance of the company’s strong market share position. To counter the challenges that typically accompany new product or technology introductions, SS/L has reinforced its design and testing disciplines to provide maximum reliability and to control added costs and potential delays.

      Revenues at SS/ L, the Company’s satellite manufacturing and technology subsidiary, before intercompany eliminations were $183 million as compared with $228 million for the three months ended September 30, 2001 and 2000, respectively, and $596 million as compared to $774 million for the nine months ended September 30, 2001 and 2000, respectively. These decreases were primarily due to the timing and quantity of bookings. EBITDA was $1 million as compared to $20 million for the three months ended September 30, 2001 and 2000, respectively, and $36 million as compared to $72 million for the nine months ended September 30, 2001 and 2000, respectively. These decreases were primarily due to lower revenues and start-up costs associated with the introduction of several new technologies. Funded backlog for SS/ L was $1.4 billion as of September 30, 2001 as compared to $1.7 billion as of December 31, 2000, including intercompany backlog of $317 million as of September 30, 2001 and $477 million as of December 31, 2000.

  Data Services

      Revenues are derived primarily from Loral CyberStar’s corporate data networking and Internet and intranet services businesses, which have been impacted by the slowdown of worldwide demand for telecommunications and Internet services. Revenues for data services were $22 million as compared to $29 million for the three months ended September 30, 2001 and 2000, respectively, and $77 million as compared to $91 million for the nine months ended September 30, 2001 and 2000, respectively. The decreases were primarily due to lower volume from the VSAT business, Internet services and occasional use revenues from business television services. EBITDA was a loss of $3 million as compared to a loss of $10 million for the three months ended September 30, 2001 and 2000, respectively, and a loss of $16 million as compared to a loss of $31 million for the nine months ended September 30, 2001 and 2000, respectively. This substantial improvement in EBITDA resulted primarily from cost savings realized from streamlining operations, savings related to the exit from the direct-to-consumer broadband business in 2001 and a non-recurring facility and equipment write-off in the first quarter of 2000. As of September 30, 2001, funded backlog was $126 million, as compared to $191 million as of December 31, 2000 (all from external sources). The decrease in backlog resulted from de-bookings, due to the continued softness in the Internet business worldwide.

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

  Debt

      $500 Million Credit Agreement

      In November 2000, a subsidiary of Loral entered into a $500 million secured credit agreement with Bank of America, National Association and the other lenders party thereto (the “$500 Million Credit Agreement”). The $500 Million Credit Agreement provides for a $200 million three-year revolving credit facility (the “Revolver”) and a $300 million term loan (the “Term Loan”). The Term Loan is subject to a remaining amortization payment schedule as follows: 15% of the principal amount on September 30, 2002; 25% of the principal amount on March 31, 2003; and 58% of the principal amount on August 15, 2003. All amounts outstanding under the Revolver are due and payable on August 15, 2003.

      The $500 Million Credit Agreement is secured by certain assets of a subsidiary of Loral, including the Telstar 6 and Telstar 7 satellites and the loans due to Loral under Globalstar’s $500 million credit facility. Based on third party valuations, management believes that the fair value of Telstar 6 and Telstar 7 is in excess of $500 million. As of September 30, 2001, the net book value of Telstar 6 and Telstar 7 was approximately $334 million. Loral has also agreed to guarantee its subsidiary’s obligations under the $500 Million Credit Agreement.

      Loral SpaceCom Credit Agreement

      The Amended and Restated Credit Agreement, dated as of November 14, 1997, as amended, among Loral SpaceCom Corporation (“Loral SpaceCom”), SS/ L and the banks party thereto (the “Credit Agreement”), consists of a $100 million term loan and a $500 million revolving credit facility and matures in November 2002. As of September 30, 2001, $545 million was outstanding under the Credit Agreement. The Credit Agreement requires four principal payments of $25 million each at the end of the next four quarters, with the remaining balance due at maturity. The Credit Agreement is secured by the stock of Loral SpaceCom Corporation and SS/ L. As of September 30, 2001, the net book value of the assets that secure the Credit Agreement was approximately $1.15 billion.

      Other Debt Agreements

      Loral also has outstanding $350 million of 9.5% senior notes due in 2006.

      Loral CyberStar’s outstanding debt as of September 30, 2001, of $1.029 billion, is non-recourse to Loral, and includes certain restrictions on Loral CyberStar’s ability to pay dividends or make loans to Loral.

      In October 2001, Loral CyberStar announced that it will conduct a debt-for-debt exchange offer for its 11 1/4% Senior Notes due 2007 and its 12 1/2% Senior Discount Notes due 2007, that would substantially reduce the principal amount of Loral CyberStar’s outstanding debt obligations. Loral CyberStar has in the aggregate $443 million principal amount of senior notes outstanding and $484 principal amount of senior discount notes outstanding as of September 30, 2001.

      In the exchange offer, for every $1,000 principal amount of senior notes, plus accrued interest tendered and accepted for exchange, each holder will receive (i) $750.247 principal amount of new Loral CyberStar 10% Senior Notes due 2006, guaranteed by Loral and (ii) warrants to purchase 7.40 shares of common stock of Loral.

      For every $1,000 principal amount of senior discount notes tendered and accepted for exchange, each holder will receive (i) $707.935 principal amount of Loral CyberStar’s 10% Senior Notes due 2006, guaranteed by Loral and (ii) warrants to purchase 6.98 shares of common stock of Loral.

      If the exchange offer is accepted in full, holders will receive an aggregate of $675 million of new notes, and warrants to purchase 6,657,096 shares of common stock of Loral at 110% of the market price of Loral common stock calculated over a 10 day period prior to closing of the exchange offer. The indenture governing the new senior notes offered under the exchange offer is expected to have more restrictive limitations on Loral CyberStar’s ability to incur additional debt and use assets as collateral for indebtedness, as compared to the existing indentures of Loral CyberStar.

      By tendering their existing notes, holders will also be consenting to the proposed amendments to the senior note indenture and the senior discount note indenture to eliminate substantially all of the covenants and events of default that may be removed by majority consent of the holders consistent with the applicable indentures and the requirements of the Trust Indenture Act of 1939, as amended. Rights to receive principal and interest on the existing notes not tendered will not be impaired.

      The exchange offer is subject to certain conditions including, among other things, receiving tenders of at least 85% in principal amount of the existing notes. To date, holders of 50.29% of the existing notes (representing 49.04% in principal amount of the senior notes and 51.43% in principal amount of the senior discount notes) have agreed to tender their notes and consent to the amendment of the indentures governing any notes not tendered for exchange.

      Assuming the exchange offer is accepted in full, Loral’s annual cash interest payments will be reduced by approximately $43 million to $67.5 million. Further, under generally accepted accounting principles dealing with debt restructurings, the Company will recognize a gain of only approximately $15 million after taxes upon completion of the transaction and the carrying value of the new notes on the balance sheet will be approximately $996 million, although the actual principal amount of the new notes will be $675 million. The difference between this carrying value and the actual principal amount of the new notes will fully offset interest expense over the life of the new notes.

      The securities to be issued to public bondholders in the exchange offer will be offered or sold pursuant to a registration statement to be filed with the Securities and Exchange Commission.

  As of September 30, 2001, Loral believes it was in compliance with all covenants pertaining to its debt facilities.

  Equity

      On April 16, 2001, the Company completed exchange offers for its Series C Preferred Stock and its Series D Preferred Stock. As a result, 3.7 million shares of its Series C Preferred Stock and 1.9 million shares of its Series D Preferred Stock were tendered and exchanged (representing approximately 27% and 24%, respectively, of the outstanding shares of the two issues) into 30.9 million shares of the Company’s common stock. Loral incurred non-cash dividend charges in the second quarter of 2001 of approximately $29 million, which primarily relates to the difference between the value of the common stock issued in the exchange offers and the value of the shares that were issuable under the conversion terms of the preferred stock. The non-cash dividend charges had no impact on Loral’s total shareholders’ equity as the offset was an increase in common stock and paid-in capital. In addition, Loral will save approximately $17 million annually in preferred dividend payments and will avoid approximately $277 million in mandatory redemptions in 2006 and 2007.

  Cash and Available Credit

      As of September 30, 2001, Loral had $246 million of cash and available credit (including $66 million of available credit from the above credit facilities). Loral intends to utilize its existing capital base to further develop satellite technologies and hardware and to build out its fixed satellite services business.

  Net Cash Provided by Operating Activities

      Net cash provided by operating activities for the nine months ended September 30, 2001 was $95 million, primarily due to the net loss as adjusted by non-cash operating items of $79 million and the increase in customer advances of $56 million, primarily resulting from the timing of satellite program milestone payments, offset by an increase in contracts-in-process of $48 million, primarily due to continued progress on satellite contracts and achievement of milestones.

      Net cash provided by operating activities for the nine months ended September 30, 2000 was $115 million, primarily due to the net loss as adjusted for non-cash operating items of $82 million, decreases in contracts-in-process of $144 million primarily as a result of collections on two significant customers contracts in 2000, and deposits of $34 million primarily due to the assignment of launch vehicles for satellite programs, offset by decreases in accounts payable of $127 million primarily due to launch vehicle payments in 2000 and an increase in long term receivables of $25 million due to progress on satellite programs.

  Net Cash Used in Investing Activities

      Net cash used in investing activities for 2001 was $183 million, as a result of capital expenditures of $174 million primarily for the construction of satellites and $26 million of investments in and advances to affiliates, partially offset by net proceeds from the sale leaseback of assets of $17 million.

      Net cash used in investing activities for 2000 was $209 million, as a result of capital expenditures of $333 million primarily for the construction or acquisition of satellites (including $181 million for the final payment for Telstar 10/ Apstar IIR), and $161 million of investments in and advances to affiliates, offset by a reduction in restricted and segregated cash of $187 million and proceeds from sales of available-for-sale securities of $97 million.

  Net Cash (Used in) Provided by Financing Activities

      Net cash used in financing activities for 2001 was $126 million, due to net repayments of debt obligations of $99 million and preferred dividend payments of $40 million, partially offset by proceeds from common stock issuance of $14 million.

      Net cash provided by financing activities for 2000 was $255 million, due to net proceeds of $388 million from the Company’s issuance of Series D Preferred Stock and $20 million from the sale of common stock, offset by repayments of debt obligations of $108 million and preferred dividends of $46 million.

  Other Liquidity Matters

      Fixed Satellite Services

        Loral Skynet

      On April 22, 2001, the Company’s Telstar 6 satellite experienced a component failure on its primary central processing unit (“CPU”). As designed, the satellite switched to its backup CPU, which is fully operational, and returned to normal operation. The Company is investigating whether the primary CPU can be restarted, in which case it would serve as the backup CPU. If the primary CPU cannot be restarted, a subsequent failure of the currently operating CPU would result in the loss of Telstar 6 (which is fully insured), and, until a replacement satellite is placed in-orbit, lost revenues and profits to the Company.

        Satmex

      On August 30, 2000, Satmex announced that its Solidaridad 1 satellite ceased operation and was irretrievably lost. The loss was caused by the failure of the back-up control processor on board the satellite. Solidaridad 1, which was built by Hughes Space and Communications (“Hughes”) and launched in 1994, experienced a failure of its primary control processor in April 1999, and had been operating on its back-up processor since that time. The majority of Solidaridad 1’s customers have been provided replacement capacity on other Satmex satellites or on satellites operated by Loral Skynet. Satmex received net insurance proceeds of $235 million relating to the loss of Solidaridad 1. In connection with this lost satellite, Satmex recognized an after-tax gain of $67 million, which resulted from the insurance proceeds in excess of the carrying amount of the satellite and the incremental costs associated with providing replacement capacity, as required by its contracts with its customers. Satmex has contracted with SS/ L to build a replacement satellite. This satellite, known as Satmex 6, is scheduled to be launched in 2003, and is designed to provide broader coverage and higher power levels than any other satellite currently in the Satmex fleet.

      At September 30, 2001, Solidaridad 2 had a remaining estimated useful life of eight years. Solidaridad 2 was manufactured by Hughes and is similar in design to Solidaridad 1 and to other Hughes satellites which have experienced in-orbit component failures. While Satmex has obtained in-orbit insurance for Solidaridad 2, a satellite failure may result in a drop in Satmex’s profits, which loss of profits would not be insured. The in-

orbit insurance for Solidaridad 2 expires in November 2002. Satmex cannot guarantee that it will be able to renew the insurance at the end of this period, or that if renewal is available, that it would be on acceptable terms. For example, a renewal policy for Solidaridad 2 may not insure against an in-orbit failure due to the loss of the satellite’s control processor, the same component that caused the loss of Solidaridad 1 and other Hughes satellites. An uninsured loss would have a material adverse effect on Satmex’s results of operations and financial condition.

      In connection with the privatization by the Mexican Government of its fixed satellite services business, Loral and Principia formed a joint venture, Firmamento Mexicano, S.A. de R.L. de C.V. (“Holdings”). In 1997, Holdings acquired 75% of the outstanding capital stock of Satmex. As part of the acquisition, Servicios Corporativos Satelitales, S.A. de C.V. (“Servicios”), a wholly owned subsidiary of Holdings, issued a seven-year Government Obligation (“Government Obligation”) to the Mexican Government in consideration for the assumption by Satmex of the debt incurred by Servicios in connection with the acquisition. The Government Obligation had an initial face amount of $125 million, which accretes at 6.03% and expires in December 2004. The debt of Satmex and Holdings is non-recourse to Loral and Principia. However, Loral and Principia have agreed to maintain assets in a collateral trust in an amount equal to the value of the Government Obligation through December 30, 2000 and, thereafter, in an amount equal to 1.2 times the value of the Government Obligation until maturity. As of September 30, 2001, Loral and Principia have pledged their respective shares in Holdings in such trust.

        Europe*Star

      Through September 30, 2001, Loral has invested $76 million in Europe*Star. Pursuant to the terms of the shareholders agreement, Loral has permitted Alcatel to fund additional expenditures to develop Europe*Star’s business and infrastructure through approximately $175 million in loans to the venture. Loral has the right to elect either to make a contribution to retain its current ownership stake or permit Alcatel to convert approximately $21 million of the loans into equity, which could dilute Loral’s equity in the venture to as little as approximately 39%.

      Loral CyberStar

      Loral CyberStar anticipates it will have additional requirements over the next three years to fund the growth in the business, the purchase of VSATs and other capital expenditures, senior note interest payments, the replacement of Telstar 11 which is expected to reach the end of its useful life in 2005, and other operating needs. Loral CyberStar will need to secure funding from Loral, or raise additional financing to fund these requirements. Sources of additional capital may include public or private debt, equity financings or strategic investments. To the extent that Loral CyberStar seeks to raise additional debt financing, its indentures limit the amount of such additional debt and prohibit Loral CyberStar from using Telstar 11, Telstar 10/ Apstar IIR and Telstar 12 as collateral for indebtedness. If Loral CyberStar requires additional financing and is unable to obtain such financing from Loral or from outside sources in the amounts and at the times needed, there would be a material adverse effect on Loral CyberStar. If the exchange offer is accepted, Loral CyberStar’s liquidity will improve as a result of the reduction in annual cash interest payments and the principal amount of indebtedness (see Other Debt Agreements).

Commitments and Contingencies

      Loral Skynet has entered into prepaid leases and sales contracts relating to transponders on its satellites. Under the terms of these agreements, Loral Skynet continues to operate the satellites which carry the transponders and originally provided for a warranty for a period of 10 to 14 years, in the case of sales contracts (twelve transponders), and the lease term, in the case of the prepaid leases (nine transponders). Depending on the contract, Loral Skynet may be required to replace transponders which do not meet operating specifications. All customers are entitled to a refund equal to the reimbursement value if there is no replacement. In the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer.

      Twelve of the satellites built by SS/ L and launched since 1997, five of which are owned and operated by Loral’s subsidiaries or affiliates, have experienced minor losses of power from their solar arrays. Although to date, neither the Company nor any of the customers using the affected satellites have experienced any degradation in performance, there can be no assurance that one or more of the affected satellites will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred and the number and type of use being made of transponders then in service. A complete or partial loss of satellites could result in a loss of orbital incentive payments and, in the case of satellites owned by Loral subsidiaries and affiliates, a loss of revenues and profits. With respect to satellites under construction and construction of new satellites, based on its investigation of the matter, SS/ L has identified and is implementing remedial measures that SS/ L believes will prevent newly launched satellites from experiencing similar anomalies. SS/ L does not expect that implementation of these measures will cause delays in the launch of satellites under construction or construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, the Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

      In late 1998, following the launch of an SS/ L-built satellite sold to PanAmSat, a manufacturing error was discovered that affected the geographical coverage of the Ku-band transponders on the satellite. On January 6, 2000, PanAmSat filed an arbitration proceeding in connection with this error claiming damages of $225 million for lost profits and increased sales and marketing costs. On May 25, 2001, the Company settled this matter with PanAmSat. The charge for the settlement was fully provided for in 2000.

      In September 2001, the PAS 7 satellite built by SS/L for PanAmSat experienced an electrical power failure on its solar arrays that resulted in the loss of use of certain transponders on the satellite. As a result, PanAmSat has claimed that under its contract with SS/L it is entitled to be paid $16 million. SS/L disputes this claim. SS/L believes that this failure is an isolated event and does not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, the Company does not believe that this anomoly will affect other on-orbit satellites built by SS/L. The Company is currently providing the basis for this conclusion to its insurance underwriters. However, in connection with the renewal of the insurance for the Company’s Telstar 10/Apstar IIR satellite in October 2001, the insurance underwriters have excluded losses due to solar array failures. While the Company anticipates that this exclusion will be removed upon further review by the insurance underwriters, there can be no assurance that this exclusion will be removed or that future renewals of insurance on other Company satellites will not be subject to a similar exclusion.

      SS/L is a party to an Operational Agreement with Alcatel Space Industries (“Alcatel Space”) pursuant to which the parties cooperate on certain satellite programs. In addition, pursuant to an Alliance Agreement with SS/L, for so long as it continues to hold at least 81.6% of the Loral securities that it acquired in 1997 in exchange for SS/L stock that it previously owned, Alcatel has certain rights, including two representatives on SS/L’s seven-member board of directors, and certain actions require the approval of its board representatives. Alcatel Space also has certain rights to purchase SS/L shares at fair market value in the event of a change of control (as defined) of either Loral or SS/L, including the right to use its Loral holdings as part of the SS/L purchase price. These agreements are terminable upon one-year’s notice by either party, and SS/L gave the one-year notice to Alcatel Space on February 22, 2001. Alcatel Space filed suit on March 16, 2001 in the United States District Court for the Southern District of New York against Loral and SS/L alleging various breaches of the agreements, seeking declaratory and injunctive relief to enforce its rights thereunder and challenging the effectiveness of the termination. On April 26, 2001, the District Court issued its decision (i) granting on consent the Company’s motion to compel arbitration and (ii) granting in part Alcatel’s motion for a preliminary injunction by requiring that the Company continue to comply with the agreements pending resolution of the arbitration, or the expiration of the agreements, whichever occurs earlier. The District Court also held that the issue of the termination of the agreements is a matter that is to be decided in arbitration, as required by the agreements. The arbitration has commenced. In the arbitration, in addition to challenging the effectiveness of the termination, Alcatel has asserted, and is seeking $300 million in damages in respect of, various alleged breaches of the agreements. The Company believes that it will prevail on the termination issue, that the claims for damages are without merit and that this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

      SS/L was informed in 1998 that it was a target of a grand jury investigation being conducted by the office of the U.S. Attorney for the District of Columbia with respect to possible violations of export control laws that may have occurred in connection with the participation of SS/L employees on a committee formed in the wake of the 1996 crash of a Long March rocket in China and whose purpose was to consider whether studies of the crash made by the Chinese had correctly identified the cause of the failure. The Company is not in a position to predict the direction or outcome of the investigation. If SS/L were to be indicted and convicted of a criminal violation of the Arms Export Control Act, it would be subject to a fine of $1 million per violation and could be debarred from certain export privileges and, possibly, from participation in government contracts. Since many of SS/L’s satellites are built for foreign customers and/or launched on foreign rockets, such a debarment would have a material adverse effect on SS/L’s business and, therefore, the Company. Indictment for such violations would subject SS/L to discretionary debarment from further export licenses. Under the applicable regulations, SS/L could be debarred from export privileges without being convicted of any crime if it is indicted for these alleged violations, and loss of export privileges would harm SS/L’s business. Whether or not SS/ L is indicted or convicted, SS/ L remains subject to the State Department’s general statutory authority to prohibit exports of satellites and related services if it finds a violation of the Arms Export Control Act that puts SS/ L’s reliability in question, and it can suspend export privileges whenever it determines that grounds for debarment exist and that such suspension “is reasonably necessary to protect world peace or the security or foreign policy of the United States.”

      As far as SS/ L can determine, no sensitive information or technology was conveyed to the Chinese, and no secret or classified information was discussed with or reported to them. SS/ L believes that its employees acted openly and in good faith and that none engaged in intentional misconduct. Accordingly, the Company does not believe that SS/ L has committed a criminal violation of the export control laws. The Company does not expect the grand jury investigation or its outcome to result in a material adverse effect upon its business. However, there can be no assurance as to these conclusions.

      On December 23, 1998, the Office of Defense Trade Controls, or ODTC, of the U.S. Department of State temporarily suspended a previously approved technical assistance agreement under which SS/ L had been preparing for the launch of the ChinaSat-8 satellite. According to ODTC, the purpose of the temporary suspension was to permit that agency to review the agreement for conformity with then newly-enacted legislation (Section 74 of the Arms Export Control Act) with respect to the export of missile equipment and technology. In addition, SS/ L was required to re-apply for new export licenses from the State Department to permit the launch of ChinaSat-8 on a Long March launch vehicle, when the old export licenses issued by the Commerce Department, the agency that previously had jurisdiction over satellite licensing, expired in March 2000. On January 4, 2001, the ODTC, while not rejecting these license applications, notified SS/ L that they were being returned without action. SS/ L and the State Department are now in discussions regarding SS/ L’s obtaining the approvals required for the launch of ChinaSat-8.

      In December 1999, SS/ L reached an agreement with ChinaSat to extend the date for delivery of the ChinaSat-8 satellite to July 31, 2000. In return for this extension and other modifications to the contract, SS/L provided to ChinaSat two 36 MHz and one 54 MHz transponders on Telstar 10/ Apstar IIR for ChinaSat’s use for the life of those transponders. As a result, SS/ L recorded a charge to earnings of $35 million in 1999. If ChinaSat were to terminate its contract with SS/ L as a result of these delays, SS/ L may have to refund $134 million in advances received from ChinaSat and may incur penalties of up to $11 million and believes it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer, which resale cannot be guaranteed. To the extent that SS/ L is able to recover some or all of its $52 million deposit payment on the Chinese launch vehicle, this recovery would offset a portion of such payments. There can be no assurance, however, that SS/ L will be able either to obtain a refund from the launch provider or to find a replacement customer for the Chinese launch vehicle.

      SS/L is required to obtain licenses and enter into technical assistance agreements, presently under the jurisdiction of the State Department, in connection with the export of satellites and related equipment, as well as disclosure of technical data to foreign persons. Delays in obtaining the necessary licenses and technical assistance agreements may result in the cancellation of, or delay SS/L’s performance on, existing contracts, and, as a result, SS/L may incur penalties or lose incentive payments under these contracts.

      Under an agreement reached with Eutelsat, Loral CyberStar agreed to operate Telstar 12, which was originally intended to operate at 12 degrees W.L., at 15 degrees W.L. while Eutelsat continued to develop its services at 12.5 degrees W.L. Eutelsat has in turn agreed not to use its 14.8 degrees W.L. orbital slot and will assert its priority rights over such location on Loral CyberStar’s behalf. As part of this coordination effort, Loral CyberStar agreed to provide to Eutelsat four transponders on Telstar 12 for the life of the satellite and has retained risk of loss with respect to such transponders. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, Loral continues to conduct discussions with various administrations regarding Telstar 12’s operations at 15 degrees W.L. If these discussions are not successful, Telstar 12’s useable capacity may be reduced.

      The Company estimated the recovery of certain insurance proceeds in its 2000 consolidated financial statements in connection with an insurance claim with its insurance carrier and received the proceeds in May 2001.

      Globalstar Related Matters. Loral holds debt obligations from Globalstar (see Note 5). In a bankruptcy or restructuring proceeding involving Globalstar, challenges could be initiated seeking subordination or recharacterization of the debt Loral holds from Globalstar. While we know of no reason why such a claim would prevail with respect to the debt Loral holds in Globalstar, there can be no assurance that such claims will not be made in any restructuring or bankruptcy proceeding involving Globalstar. Moreover, there can be no assurance that actions will not be initiated in a Globalstar bankruptcy proceeding to characterize payments previously made by Globalstar to Loral as preferential payments subject to repayment. Loral also may be subject to other claims brought by Globalstar creditors and securities holders, who may seek to impose liabilities on the Company as a result of the Company’s relationships with Globalstar.

      On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against Globalstar Telecommunications Limited (“GTL”) in the United States District Court for the Southern District of New York. The other defendants named in the complaint are Loral Space & Communications Ltd. and Bernard Schwartz. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL’s business and prospects; and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf this lawsuit has been asserted consists of all buyers of GTL common stock from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related or affiliated therewith (the “Excluded Persons”).

      Eighteen additional purported class action complaints have been filed in the United States District Court for the Southern District of New York by plaintiffs Chaim Kraus, L.A. Murphy, Eddie Maiorino, Damon Davis, Iskander Batyrev, Shelly Garfinkel, Sequoia Land Development and Phil Sigel, Michael Ceasar as Trustee for Howard Gunty Profit Sharing Plan, Colin Barry, James D. Atlas, Lawrence Phillips, Kent A. Hillemeir, Sarah Harman, Pablo Lozza, Joseph and Eudice Meyers, The 60223 Trust, Antonio and Lucia Maddalena and Chaim Troman on each of March 2, March 2, March 6, March 7, March 7, March 9, March 16, March 21, March 21, March 22, March 23, March 28, March 28, April 2, April 3, April 11, April 27, and May 1, 2001, respectively. These complaints allege claims against GTL, Loral, and Mr. Schwartz (and, in the case of the Sequoia, Atlas and Meyers complaints, two additional individual defendants, Messrs. Navarra and DeBlasio) that are substantially identical to those set forth in the Eismann action. The class of plaintiffs on whose behalf these lawsuits have been allegedly asserted are: with respect to the Kraus, Davis, Maiorino, Batyrev, Ceasar, Phillips, Hillemeir, Harman and The 60223 Trust actions, buyers of GTL common stock in the period from December 6, 1999, through October 27, 2000; with respect to the Murphy, Barry and Troman actions, buyers of GTL securities in the period from December 6, 1999, through October 27, 2000; with respect to the Sequoia/ Sigel, Atlas and Meyers actions, buyers of GTL common stock in the period from December 6, 1999, through July 19, 2000; with respect to the Garfinkel and Lozza actions, buyers of GTL debt securities in the period from December 6, 1999, through October 27, 2000; and with respect to the Maddalena action, buyers of GTL securities in the period from October 11, 1999 through October 27, 2000. In each case, the Excluded Persons are excepted from the class.

      On May 22, 2001, plaintiffs Philip J. Hage, Jr. and Ron Maggiaro filed a purported class action complaint against Loral in the United States District Court for the Southern District of New York. The other defendants named in the complaint are Bernard Schwartz and Richard Townsend. The complaint alleges that (a) the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar’s and Loral’s business and prospects; and (b) that Messrs. Schwartz and Townsend are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of Loral. The class of plaintiffs on whose behalf this lawsuit has been asserted consists of all buyers of Loral common stock from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related or affiliated therewith.

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

      In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of capitalized interest as of May 2000) with Qualcomm. The original terms of this vendor financing provided for interest at 6%, a maturity date of August 15, 2003 and required repayment pro rata with the term loans due to Loral under Globalstar’s $500 million credit facility. As of September 30, 2001, $598 million was outstanding under this facility (including $98 million of capitalized interest).

      Loral has agreed that if the principal amount (excluding capitalized interest of $98 million at September 30, 2001) outstanding under the Qualcomm vendor financing facility exceeds the principal amount due Loral under Globalstar’s $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As of September 30, 2001, Loral had no guarantee obligation.

      The Company has contingent liabilities of approximately $19 million in connection with Globalstar service provider partnerships.

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

Other Matters

      Insurance Costs

      The Company has received preliminary indication that the satellite industry will likely be faced with significantly higher premiums on launch and in-orbit insurance in the future. Any such increase will increase the cost of doing business for the industry, including both the Company’s satellite manufacturing and fixed satellite services segments. The Company intends to pass on such increased cost to its customers. There can be no assurance, however, that it will be able to do so.

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

      In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125’s provisions without reconsideration. The Company adopted the applicable disclosure requirements of SFAS No. 140 in its consolidated financial statements for the year ending December 31, 2000. The Company has determined that there was no effect on the Company’s consolidated financial position or results of operations relating to the adoption of the other provisions of SFAS No. 140.

      In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 on January 1, 2002. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill with an expected net carrying value of approximately $892 million at the date of adoption and annual amortization of approximately $27 million that resulted from business combinations completed prior to the adoption of SFAS 141. The Company will evaluate goodwill under the new transitional impairment test in SFAS 142 and accordingly, has not yet determined whether or not there will be an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt SFAS 143 on January 1, 2003. The Company has not yet determined the impact that the adoption of SFAS 143 will have on its results of operations or its financial position.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company is required to adopt SFAS 144 on January 1, 2002. The Company has not yet determined the impact that the adoption of SFAS 144 will have on its results of operations or its financial position.

Part II. OTHER INFORMATION

Item 2.  Legal Proceedings

      CCD Lawsuits. On September 12, 1991, Loral Fairchild Corp. (“Loral Fairchild”), a subsidiary of Loral Corporation (“Old Loral”), filed suit against a number of companies including Sony Corporation (“Sony”), Matsushita Electronics Corporation (“Matsushita”) and NEC Corp. claiming that such companies had infringed Loral Fairchild’s patents for a “charged coupled device” (“CCD”), commonly used as an optical sensor in video cameras and fax machines. Although the CCD patents have expired, Loral Fairchild is seeking reasonable royalties through the expiration date from a number of defendants. On February 22, 1996, a jury in the United States District Court for the Eastern District of New York found unanimously that Sony had infringed the CCD patents. The trial judge, however, in an order dated July 12, 1996, reversed the jury verdict. Loral Fairchild appealed and sought certiorari unsuccessfully. Although Loral Fairchild had settled its claim against one of the other defendants for approximately $450,000, its claims against some of the other defendants were precluded by the Sony ruling. In September, 2001, the Federal Circuit reversed the trial court’s dismissal of Loral Fairchild’s claims against the remaining defendants and a jury trial on those claims is scheduled for December 2001. Matsushita has been granted a declaratory judgment that it has a valid and enforceable license under the CCD patents. In addition, a trial on Matsushita’s claim against Loral Fairchild for tortious interference was conducted during July 1996, and a verdict was rendered in favor of Loral Fairchild in September 1997.

      Also, see legal proceedings disclosure in Commitments and Contingencies.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

      The following exhibits are filed as part of this report:

           Exhibit 12 — Computation of Deficiency of Earnings to Cover Fixed Charges

      (b)  Reports on Form 8-K

           None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LORAL SPACE & COMMUNICATIONS LTD.
Registrant

/s/ RICHARD J. TOWNSEND
Richard J. Townsend
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer) and
Registrant’s Authorized Officer

Date: November 12, 2001

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 12 —	Computation of Deficiency of Earnings to Cover Fixed Charges