Form 10-K
period 2001-12-31
LORAL SPACE & COMMUNICATIONS LTD
filed 2002-03-29
CIK 1006269

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K will be contained in the registrant's 2002 definitive proxy statement.

     At February 28, 2002, 337,323,721 common shares were outstanding, and the aggregate market value of such shares (based upon the closing price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $661 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 2002 definitive proxy statement (to be filed not later than 120 days after the end of the registrant's fiscal year) are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                                  THE COMPANY

OVERVIEW

     Loral Space & Communications Ltd. together with its subsidiaries ("we", "us", "Loral" or the "Company") is one of the world's leading satellite communications companies with substantial activities in satellite-based communications services and satellite manufacturing. Loral is organized into three operating businesses:

     Fixed Satellite Services ("FSS"): Loral leases transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television ("DTH") and provides telemetry, tracking and control services ("TT&C") and network services to customers. Loral operates its business through wholly owned subsidiaries such as Loral Skynet, Loral Orion, Inc. (formerly known as Loral CyberStar, Inc.) ("Loral Orion") and Loral Skynet do Brasil Ltda. ("Skynet do Brasil") and affiliates such as Satelites Mexicanos, S.A. de C.V. ("Satmex") and Europe*Star Limited ("Europe*Star").

     Satellite Manufacturing and Technology: Loral designs and manufactures satellites and space systems and develops satellite technology for a broad variety of customers and applications through Space Systems/ Loral, Inc. ("SS/L").

     Data Services: Loral provides managed communications networks and Internet and intranet services through Loral CyberStar, Inc. ("Loral CyberStar") and delivers high-speed broadband data communications, business television and business media services through Loral CyberStar and CyberStar, L.P. ("CyberStar LP," together with Loral CyberStar, the "Loral CyberStar Group").

     Loral intends to capitalize on its innovative capabilities, market position and advanced technologies to offer value-added, satellite-based services as part of the evolving worldwide communications networks. Loral regularly engages in discussions with telecommunications service providers, equipment manufacturers and others regarding possible strategic transactions and alliances such as joint ventures; strategic relationships involving our fixed satellite services operations and satellite manufacturing operations, which could involve business combinations; participation in the Loral Global Alliance; and dispositions of non-core assets.

     Loral was incorporated on January 12, 1996 as a Bermuda exempt company and has its registered and principal executive offices at Cedar House, 41 Cedar Avenue, Hamilton, HM 12, Bermuda.

FIXED SATELLITE SERVICES

     Following its acquisition of the Loral Skynet business from AT&T in March 1997, Loral has rapidly established itself through internal growth and a series of acquisitions and joint venture transactions as one of the world's leading providers of fixed satellite services. These satellites, which are known as GEO satellites, fly in geosynchronous earth orbit approximately 22,000 miles above the equator. In this orbit, the satellites remain in a fixed position relative to points on the earth's surface. GEO satellites provide reliable, high bandwidth services anywhere in their coverage areas and therefore serve as the backbone for many forms of telecommunications.

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

     About 200 commercial geosynchronous satellites currently offer fixed satellite services. Loral Skynet competes primarily with large fleet operators, including PanAmSat Corporation, SES Global, Intelsat and Eutelsat. Large fleets offer customers global or near-global coverage and in-orbit backup in case of a satellite failure. With seven wholly owned satellites, Loral Skynet currently operates the fifth largest fleet in the world and plans to expand the fleet to ten satellites by early 2003. The Skynet-led Loral Global Alliance, with ten satellites currently and 15 expected by the end of 2003, further enhances the geographic reach, market presence and offerings of Loral Skynet, Loral Orion, Satmex and Europe*Star.

     In providing fixed satellite services we face competition from fiber optic cable and other terrestrial delivery systems. In some applications, such as broadcast or point-to-multipoint transmission of video, satellites are usually considerably more efficient. In other applications, fiber may cost less, so that satellites compete on the basis of superior reliability, or as a back-up service.

  Loral Global Alliance

     Through the Loral Global Alliance, Loral offers its customers an integrated portfolio of satellite capacity that provides "one stop shopping" for local, regional and global GEO satellite services. The alliance, which consists of Loral Skynet, Loral Orion, Skynet do Brasil, Satmex, Europe*Star and Stellat S.N.C., a (joint venture between Europe*Star and France Telecom S.A.), currently has ten satellites operating in orbit with a total of 163 C-band and 284 Ku-band 36 MHz transponder-equivalents available for lease (all references to transponders are in 36 MHz equivalents, unless otherwise noted) and a collective footprint covering almost all of the world's population, excluding 28 36 MHz transponders not available due to previous sales or other events. As of December 31, 2001, the Loral Global Alliance had backlog (including 100% of Satmex and Europe*Star backlog) totaling $1.8 billion, utilizing approximately 303 36 MHz transponder-equivalents, and had approximately 144 additional 36 MHz transponder-equivalents available for lease.

     The Loral Global Alliance provides for cross-selling arrangements among the alliance members' respective sales forces and for cooperative marketing and promotional activities. Loral believes that such arrangements enable the members of the alliance to compete more effectively in sales of communications satellite services worldwide. In addition, the alliance offers in-orbit backup capabilities for its members in regions where members' fleets have overlapping coverage.

                             LORAL GLOBAL ALLIANCE

------------------------------------------------------------------------------------------------------------------
                      SATELLITE            LOCATION           FREQUENCY                     COVERAGE
------------------------------------------------------------------------------------------------------------------
 Loral Skynet      Telstar 4(1)       89(degrees)W.L.      C-band, Ku-band    U.S., Northern Mexico, Southern
                                                                              Canada
------------------------------------------------------------------------------------------------------------------
                   Telstar 5          97(degrees)W.L.      C-band, Ku-band    U.S., Mexico, Canada, Northern
                                                                              Central America
------------------------------------------------------------------------------------------------------------------
                   Telstar 6          93(degrees)W.L.      C-band, Ku-band    U.S., Mexico, Southern Canada,
                                                                              Central America
------------------------------------------------------------------------------------------------------------------
                   Telstar 7          129(degrees)W.L.     C-band, Ku-band    U.S., Mexico, Southern Canada,
                                                                              Northern Central America
------------------------------------------------------------------------------------------------------------------
 Loral Orion       Telstar 10/        76.5(degrees)E.L.    C-band, Ku-band    Asia and portions of Europe,
                   Apstar IIR                                                 portions of Africa and Australia
------------------------------------------------------------------------------------------------------------------
                   Telstar 11(2)      37.5(degrees)W.L.    Ku-band            Europe, SE Canada, U.S. East of the
                                                                              Rockies and portions of Mexico
------------------------------------------------------------------------------------------------------------------
                   Telstar 12(2)      15(degrees)W.L.      Ku-band            Eastern U.S., SE Canada, Europe,
                                                                              Russia, Middle East, North Africa,
                                                                              portions of South America, portions
                                                                              of Central America
------------------------------------------------------------------------------------------------------------------
 Skynet do Brasil  Brazil 1T(3)       63(degrees)W.L.      Ku-band            Brazil, North America and North
                                                                              Atlantic
------------------------------------------------------------------------------------------------------------------
 Satmex            Solidaridad 1/     109.2(degrees)W.L.   C-band, Ku-band    Mexico, portions of U.S., portions
                   Satmex 6(4)                                                of South America, Central America.
                                                                              Out of service. See note (4) below.
------------------------------------------------------------------------------------------------------------------
                   Solidaridad 2      113.0(degrees)W.L.   C-band, Ku-band    Mexico, portions of U.S., portions
                                                                              of South America, Central America
------------------------------------------------------------------------------------------------------------------
                   Satmex 5           116.8(degrees)W.L.   C-band, Ku-band    Mexico, Continental U.S., Southern
                                                                              Canada, South America, Central
                                                                              America
------------------------------------------------------------------------------------------------------------------
                   Morelos 2(5)       120(degrees)W.L.     C-band             Alaska
------------------------------------------------------------------------------------------------------------------
 Europe*Star       Europe*Star 1      45(degrees)E.L.      Ku-band            Europe, SE Asia, Middle East, South
                                                                              Africa and India
------------------------------------------------------------------------------------------------------------------

---------------
(1) We have asked the FCC to modify our authorizations for this satellite to relocate Telstar 4 to 77(degrees) W.L. and Telstar 8, expected to be launched by the first quarter of 2003, to 89(degrees) W.L.

(2) On November 15, 1999, the following satellites were renamed: the satellite formerly known as Orion 1 is now known as Telstar 11; the satellite formerly known as Orion 2 is now known as Telstar 12.

(3) Operating in inclined orbit and is not currently generating revenues. Estrela do Sul, the replacement satellite for this slot, is currently under construction at SS/L and is expected to be launched in the fourth quarter of 2002.

(4) Solidaridad 1 lost in August, 2000. Customers moved to other satellites, most of which are part of the Loral Global Alliance. A replacement satellite, Satmex 6, is scheduled to be launched in the first quarter of 2003.

(5) Currently operating in inclined orbit beyond its designed life and generating only modest revenues. Continued operations depend on obtaining special regulatory approvals.

  Loral Skynet

     Loral Skynet's core business is providing satellite capacity to support distribution of U.S. television network programming. The ABC, CBS and Fox television networks are its major customers. All ABC, CBS and Fox stations and network affiliates have their antennae pointed at Loral Skynet's satellites, creating a configuration known as a "neighborhood" that is attractive to other users requiring similar distribution channels. Other Loral Skynet customers include HBO, Disney, Time Warner, Boeing, Starband and Hughes Network Services and third-party resellers, such as sports syndicators and distance learning providers. Loral Skynet currently has four high power GEO satellites in operation.

     Broadcast Neighborhood

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

     Cable Neighborhood

     Telstar 7, built by SS/L, was launched in September 1999 and commenced commercial operations in November 1999. Telstar 7 is a broadcast video and data communications satellite with 24 C-band and 24 Ku-band transponders. It provides coverage over the continental United States, Hawaii, Puerto Rico, the Caribbean, and into Canada and Latin America.

     In addition, as of March 2002, Loral plans to launch three satellites in the next year:

     - Estrela do Sul will fill Skynet do Brasil's orbital slot at 63(degrees)W.L. with 51 Ku-band transponders, covering Brazil and other parts of Latin America, which will replace the Brazil 1T satellite.

     - Telstar 8 will carry 28 C-band transponders and 36 Ku-band transponders, as well as a Ka-band payload that will allow Loral Skynet to enhance its data transport services, covering North America, South America, Puerto Rico and Hawaii.

     - Telstar 13 is a "condo" satellite in which Loral will own the 24 C-band transponders, while a direct-to-home television company will own the Ku-band transponders, covering North America, Central America, Puerto Rico and Hawaii.

     The addition of these three satellites will substantially increase Loral's capacity within the United States and will further extend its coverage of Canada and portions of Latin America, subject to obtaining landing rights from regulatory authorities in those regions.

     Other Services

     In order to meet customers' evolving needs and to increase the usage of Loral's satellites, Loral Skynet has created two new product lines, Skynet Network Services and Skynet Professional Services, to enhance and expand the services it provides well beyond transponder leasing.

     Skynet Network Services provides content movement and platforms for bandwidth-on-demand, broadband transport, broadcast transport and digital transport teleport services. These services are currently provided at Loral Skynet's San Francisco International Gateway, and Loral Skynet plans to add strategically located gateways around the world as it expands Network Services.

     Skynet Professional Services assists customers with the needs of satellite ownership, such as TT&C and with the design, construction and integration of satellite-based networks.

  Loral Orion

     On March 20, 1998, Loral acquired Orion Network Systems, Inc., a rapidly growing provider of satellite-based communications services, which changed its name to Loral CyberStar, Inc. and, more recently, in connection with the transfer of its data services business to another Loral subsidiary, further changed its name to Loral Orion, Inc. Loral completed its integration plan for Loral Orion and transferred management of Loral Orion's satellite capacity leasing and satellite operations to Loral Skynet, effective January 1, 1999.

     Loral Orion's leasing business currently provides satellite capacity for video distribution, satellite news gathering and other satellite services primarily to broadcasters, news organizations, telecommunications service providers and Internet Service Providers, or ISPs. Loral Orion's customers include HBO, Disney, Cable & Wireless and United Pan Europe Communications.

     Telstar 11, a high power satellite with 48 Ku-band transponders, commenced operations in January 1995, and provides coverage in North America as far west as Phoenix, Arizona and in Europe as far east as Istanbul, Turkey.

     Telstar 12, a high power satellite with 57 Ku-band transponders, commenced operations in January 2000 and expands Loral Orion's European coverage and extends coverage to portions of Russia, Latin America, the Middle East and South Africa. Telstar 12 was launched in October 1999 into 15 degrees W.L.

     Telstar 10/Apstar IIR, formerly known as Apstar IIR, a high power satellite with 28 C-Band and 24 Ku-Band transponders, commenced operations in December 1997 at 76.5 degrees E.L. and covers portions of Asia, Europe, Africa and Australia, accounting for more than 75% of the world's population. Loral Orion purchased all of Telstar 10/Apstar IIR's transponder capacity (other than a single, reserved C-Band transponder) from APT Satellite Company in September 1999 to replace its Orion 3 satellite, which was lost in a launch failure in May 1999. Insurance proceeds from the launch failure covered most of the $273 million purchase price. APT has also given Loral Orion the right to provide replacement satellites at this orbital location at the end of the satellite's useful life, for which Loral Orion will be required to pay a fee to APT for the right to use the orbital slot.

  Satmex

     Satmex, our 49%-owned affiliate, is currently the leading satellite communications company providing fixed satellite services in Mexico, and intends to expand its services to become a leading provider of satellite services throughout Latin America.

     Satmex provides satellite transmission capacity to broadcasting customers for network and cable television programming, DTH service and on-site transmission of live news reports, sporting events and other video feeds. Satmex also provides satellite transmission capacity to telecommunications service providers for public telephone networks in Mexico and elsewhere and to corporate customers for their private business networks for data, voice and video applications. Satmex has landing rights to provide broadcasting and telecommunications transmission capacity in Mexico, the United States, Canada and 35 nations and territories in the Latin American region. Satmex's broadcasting customers include Televisa, MVS Multivision and Television Azteca, and its telecommunications services and data customers include Telmex, Bell South, Hughes Network Systems, the Mexican government and the Mexican subsidiaries of DaimlerChrysler.

     Satmex's satellites, Solidaridad 2 and Satmex 5, have a total of 96 36-MHz transponder-equivalents operating in the C and Ku-band, with an aggregate footprint covering substantially all of the continental United States and the Caribbean as well as all of Latin America, other than certain regions in Brazil. In August 2000, Satmex's Solidaridad 1 satellite ceased operation and was considered irretrievably lost. Satmex received net insurance proceeds of $235 million relating to this loss. Satmex has contracted with SS/L to build its replacement satellite. This satellite, known as Satmex 6, is scheduled to be launched in the first quarter of 2003 and is designed to provide broader coverage and higher power levels than any other satellite currently in the Satmex fleet, with 24 C-band and 24 Ku-band transponders. In the interim, most of Solidaridad 1 customers were transferred to other Satmex satellites or other satellites in the Loral Global Alliance.

     Satmex holds 20-year concession titles to operate in its three orbital locations, each of which will expire on October 22, 2017. The concession titles are renewable thereafter, subject to certain conditions, for an additional 20-year term without additional payment.

     In August 2001, the Mexican government granted market access rights for satellites owned by non-Mexican satellite operators, including SES Global and PanAmSat, resulting in increased competition for Satmex.

  Europe*Star

     Europe*Star, a joint venture between Loral and Alcatel, launched Europe*Star 1, with 30 high-powered Ku-band transponders, in October 2000. Europe*Star 1, marketed as part of the Loral Global Alliance, commenced commercial service in January 2001.

     Loral currently owns 47% of Europe*Star, and pursuant to the terms of the shareholders agreement has permitted its joint venture partner, Alcatel, to fund additional expenditures to develop Europe*Star's business and infrastructure through $181 million in loans to the venture, which Alcatel claims are payable on demand.

  XTAR, L.L.C.

     XTAR, L.L.C. ("XTAR"), a newly formed joint venture between Loral and Hisdesat Servicios Estrategicos, S.A. ("Hisdesat"), a consortium comprised of leading Spanish telecommunications companies, including Hispasat, S.A., and agencies of the Spanish government, plans to construct and launch an X-band satellite by the end of 2003 to provide X-band services to government users in the United States and Spain, as well as other friendly and allied nations. XTAR is owned 56% by Loral (accounted for under the equity method since Loral does not control certain significant operating decisions) and 44% by Hisdesat. In addition, XTAR has agreed to lease certain transponders on the Spainsat satellite, which is being constructed for Hisdesat. As of March 4, 2002, the partners, in proportion to their respective ownership interests, have contributed $20 million to XTAR and expect to fund an additional $35 million in 2002. XTAR expects to raise the remaining amount of the funds it needs to construct and launch its satellite through vendor and other third-party financings.

  FSS Segment Results

     Segment Revenues:

                                                              FOR THE YEARS ENDING
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2001    2000    1999
                                                              -----   -----   -----
                                                                  (IN MILLIONS)
Skynet......................................................  $389    $325    $206
Affiliates..................................................   142     136     136(1)
                                                              ----    ----    ----
Total segment revenues......................................   531     461     342
  Affiliate eliminations....................................  (142)   (136)   (136)(1)
  Intercompany eliminations.................................   (30)    (37)    (11)
                                                              ----    ----    ----
Segment revenues as reported................................  $359    $288    $195
                                                              ====    ====    ====

---------------

(1) Includes approximately $28 million to Loral companies.

     Total segment EBITDA was $347 million, $282 million and $193 million in 2001, 2000 and 1999, respectively. Total assets for the segment were $4.2 billion, $4.0 billion and $3.9 billion as of December 31, 2001, 2000 and 1999, respectively.

     As of December 31, 2001 and 2000, funded backlog for the segment was $1.8 billion and $2.4 billion, respectively, including intercompany backlog of $61 million in 2001 and $65 million in 2000 and affiliate backlog of $404 million and $546 million for Satmex and Europe*Star in 2001 and 2000, respectively. Approximately $398 million of the segment's 2001 funded backlog is expected to be realized in 2002, including approximately $19 million of intercompany backlog and approximately $85 million of affiliate backlog for Satmex and Europe*Star.

SATELLITE MANUFACTURING AND TECHNOLOGY

     SS/L is a worldwide leader in the design, manufacture and integration of satellites and space systems. SS/L draws on its 40-year history, during which satellites manufactured by SS/L have achieved more than 900 years of cumulative on-orbit experience. SS/L also provides Loral with visibility into emerging and new satellite-based technologies and applications. SS/L manufactures satellites that provide telecommunications, weather forecasting and broadcast services. SS/L is the leading supplier of satellites to Intelsat, currently one of the world's largest operators of commercial communications satellites. Other significant customers include EchoStar, DirecTV, Loral Skynet, Sirius Satellite Radio, Cable & Wireless Optus of Australia and APT Satellite Company.

     As one of the premier providers of satellites and other space systems, SS/L competes principally on the basis of technical excellence, a long record of reliable performance, competitive pricing and on-orbit delivery packages, with several of the world's largest satellite manufacturers, such as The Boeing Company, Lockheed Martin, Alcatel Space and Astrium. We believe that SS/L's advanced manufacturing and testing facilities and long-term customer relationships have enabled SS/L to compete effectively in the commercial space systems marketplace. SS/L's continued success depends on its ability to perform on a cost-effective and timely basis.

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

     SS/L's geostationary satellite product portfolio continues to evolve to best meet the current and future needs of the market. SS/L now offers a line of three products that provide customers with a great span of power and capability: the space-proven 1300, the advanced 1300E, and the 20.20, one of the most powerful commercial spacecraft offered today. The power offered on SS/L-designed satellites reaches from five kilowatts to in excess of 30 kilowatts, and the number of transponders from as few as one to as many as 150.

     Total revenues for the satellite manufacturing and technology segment, including intercompany sales, were $815 million in 2001, $1.0 billion in 2000 and $1.4 billion in 1999. The segment's intercompany sales were $201 million in 2001, $192 million in 2000 and $255 million in 1999. Segment EBITDA was $24 million in 2001, $36 million in 2000 and $102 million in 1999. Total assets for the segment were $1.1 billion, $1.2 billion and $1.6 billion as of December 31, 2001, 2000 and 1999, respectively.

     As of December 31, 2001 and 2000, funded backlog for the segment was $1.6 billion and $1.7 billion, respectively, including intercompany backlog of $265 million in 2001 and $477 million in 2000. Approximately $944 million of the 2001 funded backlog is expected to be realized in 2002, including approximately $176 million of intercompany backlog. Revenues recorded under contracts with Globalstar were $18 million, $134 million and $360 million in 2001, 2000 and 1999, respectively. In addition, sales to one customer represented 14% of the Company's consolidated revenues in 2001 and sales to two other customers represented 13% and 12% of the Company's consolidated revenues in 2000 and 18% and 13% of the Company's consolidated revenues in 1999. For 2001, 2000 and 1999, the segment expended $31 million, $26 million and $35 million for research and development projects, respectively.

DATA SERVICES

     Using the 10-satellite GEO constellation of the Loral Global Alliance and third party capacity, access to fiber networks and internet backbone entry (peering) points, Loral can provide its customers with the ability to distribute large, complex digital video and data files to multiple locations throughout the world rapidly and cost efficiently. The Loral CyberStar Group currently:

     - delivers U.S.-based Internet content via satellite to more than 129 ISPs in more than 35 foreign countries, which reach approximately seven million residential customers around the world;

     - distributes high-speed data over private corporate VSAT (very small aperture terminals) networks which currently reach 165 customers, 633 sites and approximately 11,000 desktops; and

     - offers business television (BTV) and business media services by satellite to corporations for the delivery of teleconferences, distance learning and training, and special events and other corporate communications.

     During 2001, Loral CyberStar continued the rollout of its ClearStream suite of IP-based services to its customers, including the introduction of ClearStream OverNet, Webcast and Live providing enhanced video and streaming media applications to the desktop. Loral believes that with the technical advantages inherent in satellite delivery, streaming media services are a valuable addition to Loral CyberStar's service offering to its customers.

     The data services business faces competition not only from other satellite-based providers, but also from providers of land-based data communications services, such as cable operators, digital subscriber line, or DSL, providers, wireless local loop providers and traditional telephone service providers. The data services business will face continued price pressures from fiber companies competing for its Internet services.

     In connection with the consummation of Loral Orion's debt exchange offer in December 2001, Loral Orion transferred its data services business to a new Loral subsidiary, which assumed the name Loral CyberStar, Inc.

     Total revenues for the data services segment were $98 million, $130 million, and $85 million in 2001, 2000 and 1999, respectively. Segment EBITDA loss was $13 million, $52 million (including $22 million of costs for broadband investment) and $36 million in 2001, 2000 and 1999, respectively. Total assets for the segment were $154 million, $226 million and $114 million as of December 31, 2001, 2000 and 1999, respectively.

     As of December 31, 2001 and 2000, funded backlog for the segment was $98 million and $191 million, respectively, which was all from external sources. Approximately $48 million of 2001 funded backlog is expected to be realized in 2002. For 2001, 2000 and 1999, the segment expended $1 million, $22 million and $24 million, respectively, for research and development.

  Investment in Globalstar

     Globalstar, L.P. ("Globalstar") owns and operates a satellite constellation that forms the backbone of a global telecommunications network designed to serve virtually every populated area of the world. On February 15, 2002, Globalstar and certain of its direct subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court for the District of Delaware (the "Court"). In connection therewith, Loral/Qualcomm Satellite Services, L.P., the managing general partner of Globalstar, its general partner, Loral/Qualcomm Partnership, L.P. ("LQP"), and certain of Loral's subsidiaries that serve as general partners of LQP also filed voluntary petitions with the Court. As of December 31, 2001, Loral's direct and indirect investment in connection with Globalstar-related activities as set forth on its balance sheet was approximately $32 million. This investment balance primarily represents the fair value of Loral's investment in Globalstar's $500 million credit facility, which was based on the trading values of Globalstar's public debt at December 31, 2001 (see Notes 3 and 12 to the consolidated financial statements). If Globalstar were unable to effectuate a successful restructuring, the Company's remaining investment in Globalstar's $500 million credit facility would be impaired, which would have no effect on the Company's results of operations. In addition, the Company has contingent liabilities of approximately $14 million in connection with Globalstar service provider partnerships.

     Globalstar has reached an agreement with Loral and an informal committee of noteholders, representing approximately 17% principal amount of Globalstar's outstanding notes, regarding the substantive terms of a financial and legal restructuring of Globalstar's business. The proposed restructuring plan, which will have to be submitted for and will be subject to Court approval, calls for the establishment of a new Globalstar company which will, in addition to taking ownership of all of Globalstar's existing assets, acquire certain service provider operations, including Loral's investment in the Canadian service provider company. Under the proposed restructuring plan, if approved, the new company will initially be owned by Globalstar's existing noteholders and other unsecured creditors, including Loral, which would result in Loral initially holding about a 24% equity interest in the new company, prior to any dilution that may result from any new investments. The proposed plan also calls for the cancellation of all existing partnership interests in Globalstar, but contemplates, subject to the satisfaction of certain conditions, a rights offering to common and preferred shareholders in Globalstar Telecommunications Limited and Globalstar's creditors which could give them the option to purchase up to 15% of the common equity in the new company. The proposed plan, if approved, will also provide for mutual releases of claims related to Globalstar to be granted to and by various persons, including, among others, Globalstar, Globalstar's officers and directors, Loral and its affiliates, Globalstar partners, service providers acquired by Globalstar and the members of any official and informal committees of creditors. On March 5, 2002, the Court appointed an official committee of creditors. Although the majority of the members of the official committee are the members of the informal committee, there can be no assurance that the proposed restructuring plan, including Loral's proposed equity ownership in the new company, will be approved by Globalstar's remaining creditors or the Court.

                                   REGULATION

TELECOMMUNICATIONS REGULATION

     As an operator of a privately owned global satellite system, Loral is subject to: (i) the regulatory authority of the U.S. government; (ii) the regulatory authority of other countries in which Loral operates; and (iii) the frequency coordination process of the International Telecommunications Union ("ITU"). Loral's ability to provide satellite service in a particular country or region is subject to the technical constraints of its satellites, international coordination, local regulatory approval and any limitation as to the scope of the approval so obtained.

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

 Authorization to Launch and Operate Satellites

     The FCC grants authorizations to satellite operators that meet its legal, technical and financial qualification requirements. The FCC often receives applications from multiple operators to operate a satellite at a given orbital slot. There can be no assurance that in the process of resolving such mutually exclusive applications, Loral's application will be granted. Under the FCC's financial qualification rules, an applicant must demonstrate that it has sufficient funds to construct, launch, and operate each requested satellite for one year. Most satellite authorizations also include specific construction and launch milestones which must be met. Licenses are usually issued for an initial ten-year term and FCC policy provides licensees with an "expectancy" with respect to the replacement of their authorized satellites. At the end of a ten-year license term, a satellite that has not been replaced, or that has been relocated to another orbital location following its replacement, may be allowed to continue operations for a limited period of time pursuant to a grant of special temporary authority from the FCC. Such operations, however, are subject to certain restrictions.

     Loral has final FCC authorization for the following existing or planned satellites which operate or will operate in the C-band, the Ku-band, or both bands: Telstar 4 at 89(degrees) W.L., Telstar 5 at 97(degrees) W.L., Telstar 6 at 93(degrees) W.L., Telstar 7 at 129(degrees) W.L., Telstar 8 at 77(degrees) W.L., Telstar 9 at 69(degrees) W.L., Telstar 11 at 37.5(degrees) W.L., Telstar 12 at 15(degrees) W.L. and Orion A at 47(degrees) W.L. Certain of these authorizations are subject to pending petitions for reconsideration submitted by third parties. The final FCC authorizations for certain of the satellites that are not yet in-orbit also do not cover certain design changes or milestone extension requests that are the subject of pending modification applications. Certain of these modification applications have been opposed by other satellite operators. There can be no assurance that such design changes or milestone extensions will be granted by the FCC. The failure to obtain a milestone extension could result in the loss of the related FCC authorization. If Loral is unable to obtain FCC approval to implement its requested technical modifications for any particular authorization, it will be obligated to operate the related satellite in accordance with the original authorization.

     In addition, Loral has final authorization to operate at the following orbital slots: Ka-band at 15(degrees) W.L., 67(degrees) W.L., 81(degrees) W.L., 89(degrees) W.L., 93(degrees) W.L., 115(degrees) W.L., 147(degrees) W.L., 126.5(degrees) E.L., 105.5(degrees) E.L. and 78(degrees) E.L. and hybrid Ka/Ku-band at 47(degrees) W.L. Loral has requests for technical modifications and requests for milestone extensions pending before the FCC. There can be no assurance that the FCC will grant such modifications or milestone extensions.

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

 Coordination Requirements

     The FCC requires applicants to demonstrate that their proposed satellites would be compatible with the operations of adjacent satellites. The FCC requires adjacent satellite operators to coordinate with one another to minimize frequency conflicts. The FCC reserves the right to require that an FCC-licensed satellite be relocated to a different orbital location if it determines that such a change is in the public interest. The FCC might exercise this authority in instances where operators are unable to coordinate with each other.

 REGULATION BY NON-U.S. NATIONAL TELECOMMUNICATIONS AUTHORITIES

     Foreign laws and regulatory practices governing the provision of satellite services to licensed entities and directly to end users vary substantially from country to country. Some countries may require Loral to confirm that it has successfully completed technical consultation with other satellite service providers before providing services on a given satellite. In addition, Loral may be subject to communications and/or broadcasting laws with respect to its provision of international satellite services, which vary from country to country.

     Foreign laws and regulatory practices may be applied or changed in ways that may adversely affect Loral's ability to operate or provide service. There are no guarantees that other countries will grant Loral's applications to construct, launch, operate or provide service via satellites, or extend construction or launch milestones, or that Loral will be permitted to retain or renew its authorizations. As in the U.S., violations of other countries' laws and rules may result in sanctions, fines, loss of authorizations or denial of applications for new or renewal authorizations. Application and other administrative fees may be required in other countries. License terms for non-U.S. authorizations held by Loral vary but generally authorize operation for at least the life of the satellite and include rights to operate a replacement satellite. Loral's failure to operate or maintain operation of a satellite pursuant to a non-U.S. authorization may result in revocation.

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

     Loral has applications pending on its behalf at 77(degrees) W.L. for use of the extended C/Ku-band frequencies, at 81(degrees) W.L. for use of the Ku-band and extended Ku-band frequencies and at 58(degrees) W.L., 95(degrees) W.L., 115(degrees) W.L. and 135(degrees) W.L. for use of the V-band frequency. Loral has an application pending at 126(degrees) E.L. for use of the Ku/extended Ku/C and extended C-band frequencies. Loral also has an application pending for authorization to use C-band at 121(degrees) W.L. in the U.S. (Telstar 13) using a non-U.S. ITU filing. There can be no assurance that the FCC will grant this or any of the other pending Loral applications.

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

 ADDITIONAL ITU FILINGS

     In addition to the ITU filings associated with Loral's satellite authorizations and applications noted above, Loral has ITU filings on its behalf at 98(degrees) E.L., 122(degrees) E.L., 130(degrees) E.L., 167.45(degrees) E.L., 175(degrees) W.L., 121(degrees) W.L. and 115(degrees) W.L. for use of the C- and Ku-band frequencies. Loral also has ITU filings at 9.9(degrees) E.L., 22.3(degrees) E.L., 115.5(degrees) E.L., 161(degrees) E.L., and 97(degrees) W.L. for the use of C-, Ku-, and Ka-band frequencies and at 37.5(degrees) W.L. for the use of C- and Ka-band frequencies. Loral also has ITU filings at 1(degrees) E.L., 3.5(degrees) E.L., 8(degrees) E.L., 11(degrees) E.L., 30(degrees) E.L., 81(degrees) E.L., 105.5(degrees) E.L., 135(degrees) E.L., 135(degrees) W.L., 115(degrees) W.L., 95(degrees) W.L., 58(degrees) W.L. for use of the V-band frequency.

EXPORT REGULATION

     Commercial communication satellites, and certain related items, technical data and services, are subject to United States export control laws and regulations. These export control laws and regulations affect the export of products and services to foreign launch providers, insurers, customers, potential customers and business partners, as well as to foreign Loral employees, foreign regulatory bodies, foreign national telecommunications authorities and to foreign persons generally. Commercial communications satellites and certain related items, technical data and services were added to the United States Munitions List and export jurisdiction over these products and services was transferred to the U.S. Department of State and made subject to the Arms Export Control Act and the International Traffic in Arms Regulations. Other items, technical data and services exported by Loral remain subject to the export jurisdiction of the U.S. Department of Commerce, pursuant to the Export Administration Act and the Export Administration Regulations.

     U.S. Government licenses or other approvals generally must be obtained before exports of satellites and related items, technical data and services are made and may be required before such satellites, items, data and services are re-exported or transferred from one foreign person to another foreign person. There can be no assurance that such licenses or approvals will be granted. Also, licenses or approvals may be granted with limitations, provisos or other requirements imposed by the U.S. Government as a condition of approval, which may affect the scope of permissible activity under the license or approval.

                         PATENTS AND PROPRIETARY RIGHTS

     SS/L relies, in part, on patents, trade secrets and know-how to develop and maintain its competitive position. It holds 221 patents in the United States and 335 patents abroad and has applications for 107 patents pending in the United States and 342 patents pending abroad. SS/L patents include those relating to communications, station keeping, power control systems, antennae, filters and oscillators, phased arrays and thermal control as well as assembly and inspections technology. The SS/L patents that are currently in force expire between 2002 and 2020.

     Loral CyberStar and CyberStar LP have four and five patents in the United States, respectively. In addition, Loral CyberStar, Loral SpaceCom Corporation and CyberStar LP have two, five and six patents pending in the United States, respectively, and three, 11 and zero patents pending abroad, respectively. The Loral CyberStar and CyberStar LP patents that are currently in force expire between 2016 and 2019.

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

                               FOREIGN OPERATIONS

     Sales to foreign customers, primarily in Europe and Asia, represented 35%, 23% and 14% of the Company's consolidated revenues for 2001, 2000 and 1999, respectively. As of December 31, 2001, 2000 and 1999, the Company had substantially all of its long-lived assets located in the United States with the exception of the in-orbit satellites. See "Certain Factors that May Affect Future Results -- We face risks in conducting business internationally" for a discussion of the risks related to operating internationally.

                                   EMPLOYEES

     As of December 31, 2001, the Company had approximately 3,400 full-time employees, approximately 3% of whom are subject to collective bargaining agreements. We consider our employee relations to be good.

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

FINANCIAL STRUCTURE

WE HAVE SUBSTANTIAL DEBT AND GUARANTY OBLIGATIONS.

     We and our subsidiaries and operating affiliates have a significant amount of outstanding debt and guaranty obligations. As of December 31, 2001, our consolidated total debt was $2.4 billion.

     The indentures and credit agreements relating to this indebtedness impose restrictions on our and our subsidiaries' and affiliates' ability to take various actions, which may limit our and their ability to plan for, or react to, changes in their business and market conditions. These limitations include restrictions on the ability to pay dividends, or to make loans, capital expenditures or investments. Moreover, certain of these agreements require that excess cashflow and insurance proceeds from certain launch or in-orbit failures be used to prepay debt. As part of the bank amendments that were entered into in December 2001 relating to the credit facilities for Loral SpaceCom and Loral Satellite, our principal operating subsidiaries, substantially all of the assets of Loral SpaceCom and Loral Satellite have been pledged in favor of the bank lenders, which further reduces our flexibility to take certain actions.

     We intend to use our cash and available credit ($229 million at December 31, 2001) to help fund the growth and operation of our businesses. If any of our subsidiaries or affiliates finds itself faced with default, we may be faced with a choice between providing additional support to that company or accepting the loss of some or all of its investment. In certain cases we have also guaranteed the debt of our subsidiaries. For example, the $613 million principal amount of new senior notes issued by Loral Orion in December 2001 in connection with its exchange offer, are guaranteed by us. None of Globalstar, L.P.'s debt is guaranteed by us and we do not intend to provide any further funding to Globalstar. We do, however, have contingent liabilities of approximately $14 million in connection with Globalstar service provider partnerships.

     Satmex, our 49%-owned Mexico affiliate, had total debt of $556 million. In addition, Servicios Corporativos Satelitales, S.A. de C.V. ("Servicios"), the parent company of Satmex, in which we have a 65% interest, has an obligation to the government of Mexico with an initial face amount of $125 million which accretes at 6.03% over a seven-year period, expiring in December 2004. We have agreed to maintain our stock ownership interests in the parent company of Servicios in a trust to collateralize this obligation. This debt is non-recourse to Loral.

     Recent accounting guidance could impact the accounting treatment for our preferred stock. This accounting guidance could cause us to reclassify a portion or all of our preferred stock, which is currently treated as equity, to outside of equity, depending on the price of our common stock and the number of shares of our common stock available for issuance, as determined at the end of each fiscal quarter.

     We have the ability to make the mandatory redemption payments due on our Series C and Series D Preferred Stock in cash, common stock, or a combination of the two. However, to the extent that we fail to have sufficient authorized shares of common stock on the mandatory redemption dates in 2006 and 2007 to effect payment in full of the related preferred stock in common stock, we will have to cover any such shortfall with cash.

IF OUR BUSINESS PLAN DOES NOT SUCCEED, OUR OPERATIONS MIGHT NOT GENERATE ENOUGH CASH TO PAY OUR OBLIGATIONS.

     For the year ended December 31, 2001, we had a deficiency of earnings to cover fixed charges of approximately $264 million. In addition to our debt service requirements, our businesses are capital intensive and need substantial investment before returns can be realized. For example, we will incur significant expenditures to construct and launch new satellites for our fixed satellite services business. We are subject to substantial financial risks from possible delays or reductions in revenue, unforeseen capital needs or unforeseen expenses. If this were to occur, our ability to meet our obligations and execute our business plan could depend upon our ability, and that of our operating subsidiaries and affiliates, to raise cash in the capital markets. We are uncertain whether this source of cash will be available in the future on favorable terms if at all.

THE ABILITY OF OUR SUBSIDIARIES TO PAY DIVIDENDS TO US OR OTHERWISE SUPPORT OUR OBLIGATIONS IS LIMITED BY THE TERMS OF THEIR DEBT INSTRUMENTS.

     Loral SpaceCom's credit facility allows dividend payments to us if cumulative dividend payments do not exceed 50% of its cumulative consolidated net income and the ratio of its funded debt to EBITDA is less than 3.0 to 1.0. For the year ended December 31, 2001, Loral SpaceCom had no capacity under this covenant to pay us any dividends.

     Loral Satellite, Inc.'s credit agreement also imposes restrictions on its ability to pay dividends to its parent. Such restrictions specify, for instance, that dividends can be paid only after Loral Satellite has made loans to us in an aggregate principal outstanding amount of $100 million or more.

     Under the terms of the indenture for Loral Orion's new senior notes, Loral Orion will be prevented from paying dividends to us and is unlikely to pay any dividends in the foreseeable future.

GLOBALSTAR MATTERS

WE HAVE BEEN SUED IN A NUMBER OF PURPORTED CLASS ACTIONS BROUGHT BY OUR STOCKHOLDERS AND SECURITY HOLDERS OF GLOBALSTAR TELECOMMUNICATIONS LIMITED AND GLOBALSTAR.

     We have been named as a defendant in various lawsuits brought by securityholders of Globalstar Telecommunications Limited and Globalstar alleging controlling person liability in respect of certain statements made by GTL, Globalstar and their representatives. Our shareholders have also initiated various shareholder lawsuits alleging that material misstatements or omissions were made about our business and prospects as they relate to Globalstar. We will vigorously defend against any such claims or proceedings and may be responsible for damages awarded against us resulting from these proceedings and claims. Even if such claims are unsuccessful, such claims and proceedings could require us to spend money on litigation, divert management's time, damage our reputation and depress the value of our equity.

     We may also find ourselves subject to other claims brought by Globalstar creditors and securities holders, who may seek to impose liabilities on us as a result of our relationship with Globalstar. For instance, Globalstar's creditors may seek to pierce the corporate veil in an attempt to recover Globalstar obligations owed to them that are recourse to our subsidiaries, which are general partners in Globalstar and have filed for bankruptcy protection. Globalstar's cumulative partners deficit at September 30, 2001, was $2.81 billion. Globalstar's proposed restructuring plan contemplates that mutual releases of claims related to Globalstar would be granted to and by various persons, including, among others, Loral and its affiliates, Globalstar, Globalstar's officers and directors, Globalstar partners, service providers acquired by Globalstar and the members of any official and informal committee of creditors. There can be no assurance that these releases will be approved by the bankruptcy court or, if approved, as to the scope of any releases finally obtained.

GLOBALSTAR AND CERTAIN OF ITS GENERAL PARTNER ENTITIES, INCLUDING TWO OF OUR SUBSIDIARIES, HAVE FILED FOR BANKRUPTCY PROTECTION.

     On February 15, 2002, Globalstar and certain of its direct subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court for the District of Delaware. In connection with this filing, Loral/Qualcomm Satellite Services, L.P., the managing general partner of Globalstar, its general partner, Loral/Qualcomm Partnership, L.P., and certain of our subsidiaries that serve as general partners of Loral/Qualcomm Partnership, L.P. also filed voluntary petitions with the Delaware bankruptcy court. Globalstar's proposed restructuring plan, which will be submitted to and subject to bankruptcy court approval, calls for the cancellation of all existing partnership interests in Globalstar. This proposed restructuring plan also contemplates the creation of a new Globalstar company, which will initially be owned by Globalstar's existing noteholders and other unsecured creditors, including us. In other situations in the past, challenges have been initiated seeking subordination or recharacterization of debt held by an affiliate of an issuer. While we know of no reason why such a claim would prevail with respect to the debt we hold in Globalstar, there can be no assurance that such claims will not be made in Globalstar's bankruptcy proceeding. If such claims were to prove successful, it will jeopardize the amount of equity interest we will ultimately receive in the new Globalstar company. Moreover, actions may be initiated in Globalstar's bankruptcy proceeding seeking to characterize payments made by Globalstar to us prior to the filing date as preferential payments subject to repayment.

LITIGATION AND DISPUTES

WE AND SS/L ARE CURRENTLY INVOLVED IN AN ARBITRATION PROCEEDING WITH ALCATEL, WHICH MAY RESULT IN THE PAYMENT OF DAMAGES TO ALCATEL.

     SS/L was a party to an Operational Agreement with Alcatel Space Industries, pursuant to which the parties had agreed to cooperate on certain satellite programs, and an Alliance Agreement with Alcatel Space together with Alcatel Space Industries, Alcatel, pursuant to which Alcatel had certain rights with respect to SS/L, including the right to appoint two representatives to SS/L's seven-member board of directors, rights to approve certain extraordinary actions and certain rights to purchase SS/L shares at fair market value in the event of a change of control (as defined) of either Loral or SS/L. The agreements between Alcatel and SS/L were terminable on one year's notice, and, on February 22, 2001, Loral gave notice to Alcatel that they would expire on February 22, 2002. In April 2001, Alcatel commenced an arbitration proceeding challenging the effectiveness of Loral's notice of termination and asserting various alleged breaches of the agreements by SS/L relating to the exchange of information and other procedural or administrative matters. In February 2002, the arbitral tribunal upheld the validity of Loral's termination effective February 22, 2002 and Alcatel's claims as to certain breaches. The arbitral tribunal has provided both parties with an opportunity to file any additional claims or counterclaims they may have. In March 2002, Alcatel submitted additional claims against Loral and SS/L and is seeking at least $330 million in damages in respect of all of its claims. We believe that Alcatel's claims for damages are without merit and have been asserted for competitive reasons to disadvantage SS/L and that this matter will not have a material adverse effect on our consolidated financial position or results of operations. Loral and SS/L will have the opportunity and intend to assert counterclaims against Alcatel in April 2002. The arbitral tribunal will decide at a later date whether any of Alcatel's claims or Loral's or SS/L's counterclaims give rise to damages.

SS/L IS CURRENTLY INVOLVED IN DISPUTES WITH CERTAIN CUSTOMERS REGARDING SATELLITES BUILT OR UNDER CONSTRUCTION BY SS/L, WHICH MAY RESULT IN THE PAYMENT OF DAMAGES OR REFUNDS.

     In September 2001, the PAS 7 satellite built by SS/L for PanAmSat experienced an electrical power failure on its solar arrays that resulted in the loss of use of certain transponders on the satellite. As a result, PanAmSat has claimed that under its contract with SS/L it is entitled to be paid $16 million. SS/L disputes this claim. SS/L believes that this failure is an isolated event and does not reflect a systemic problem in either the satellite design or manufacturing process. In addition, the PAS 8 satellite has experienced minor losses of power from its solar arrays, the cause of which is unrelated to the loss of power on the PAS 7 satellite. PanAmSat has claimed that under its contract with SS/L it is entitled to be paid $7.5 million as a result of these minor power losses. SS/L disputes this claim. SS/L and PanAmSat are in discussions to resolve these matters.

     SS/L has contracted to build a spot beam, Ka-band satellite for a customer planning to offer broadband data services directly to the consumer. The customer has failed to make certain payments due to SS/L under the contract and has asserted that SS/L is not able to meet the contractual delivery date for the satellite. As of December 31, 2001, SS/L had billed and unbilled accounts receivable and vendor financing arrangements of $47 million with this customer. SS/L and the customer have entered into an agreement that provides that, until May 1, 2002, neither party will assert that the other party is in default under the contract, and the parties are currently engaged in discussions to resolve their outstanding issues. In addition, SS/L and the customer have agreed to suspend work on the satellite during these discussions, pending the outcome of the discussions. If the parties do not resolve their issues, it is likely that each party would assert that the other is in default. The contract provides that SS/L may terminate the contract for a customer default 90 days after serving a notice of default if the default is not cured by the customer; upon such a default, SS/L would be entitled to recover the contractually agreed price of items delivered and accepted prior to termination and 115% of its actual costs incurred for items not delivered prior to termination. The contract also provides that the customer may terminate the contract for an SS/L default 133 days after serving a notice of default if the default is not cured by SS/L; upon such a default, SS/L would be obligated to refund all amounts previously paid by the customer, $78 million as of December 31, 2001, plus interest. Based on the discussions currently in progress with the customer and other parties who may be interested in the satellite, management's assessment of the market opportunities for the satellite and consideration of the satellite's estimated value, management does not believe that this matter will have a material adverse effect on our consolidated financial position or results of operations. No assurance can be provided, however, that this matter will be resolved by the parties, will not result in SS/L's being involved in protracted litigation, or will not result in substantial liability on the part of SS/L to the customer.

OPERATIONAL MATTERS

SS/L IS STILL AWAITING APPROVAL FROM THE STATE DEPARTMENT FOR THE LAUNCH OF CHINASAT-8.

     The launch of ChinaSat-8 has been delayed pending SS/L's obtaining the approvals required for the launch. On December 23, 1998, the Office of Defense Trade Controls, or ODTC, of the U.S. Department of State temporarily suspended a previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. In addition, SS/L was required to re-apply for new export licenses from the State Department to permit the launch of ChinaSat-8 on a Long March launch vehicle when the old export licenses issued by the Commerce Department, the agency that previously had jurisdiction over satellite licensing, expired in March 2000. On January 4, 2001, the ODTC, while not rejecting these license applications, notified SS/L that they were being returned without action. On January 9, 2002, we, SS/L and the United States Department of State entered into a consent agreement settling and disposing of all civil charges, penalties and sanctions associated with alleged violations by SS/L of the export control laws arising out of the participation of certain SS/L's employees in a committee formed to review the findings of the Chinese regarding the 1996 crash of a Long March rocket in China. The consent agreement provides that the State Department agrees, assuming our and SS/L's faithful adherence to the terms of the consent agreement, and the Arms Export Control Act and its implementing regulations, that decisions concerning export licenses for the ChinaSat-8 spacecraft will be made on the basis of the security and foreign policy interests of the United States, including matters relating to U.S. relations with the People's Republic of China, without reference to the State Department's previously expressed concerns regarding SS/L's reliability, which concerns are considered to be appropriately mitigated through the operation of various provisions of the consent agreement. Discussions between SS/L and the State Department regarding SS/L's obtaining the approvals required for the launch of ChinaSat-8 are continuing.

     In December 1999, SS/L reached an agreement with ChinaSat to extend the date for delivery of the ChinaSat-8 satellite to July 31, 2000. In return for this extension and other modifications to the contract, SS/L provided to ChinaSat three transponders on Telstar 10/Apstar IIR for ChinaSat's use for the life of those transponders. As a result, we recorded a charge to earnings of $35 million in 1999. If ChinaSat were to terminate its contract with SS/L as a result of these delays, SS/L may have to refund $134 million in advances received from ChinaSat and may incur penalties of up to $11 million and believes it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it can be sold to another customer, which resale cannot be guaranteed. To the extent that SS/L is able to recover some or all of its $52 million deposit payment on the Chinese launch vehicle, this recovery would offset a portion of such payments. There can be no assurance, however, that SS/L will be able to either obtain a refund from the launch provider or find a replacement customer for the Chinese launch vehicle.

LAUNCH FAILURES HAVE DELAYED SOME OF OUR OPERATIONS IN THE PAST AND MAY DO SO AGAIN IN THE FUTURE.

     We depend on third parties, in the United States and abroad, to launch our satellites. Satellite launches are risky, and some launch attempts have ended in failure. We ordinarily insure against launch failures, but at considerable cost. The cost and the availability of insurance vary depending on market conditions and the launch vehicle used. Our insurance typically does not cover business interruption, and launch failures may therefore result in uninsured economic losses. Replacement of a lost satellite typically requires at least 24 months from the time a contract is executed until the launch date of the replacement satellite.

AFTER LAUNCH, OUR SATELLITES REMAIN VULNERABLE TO IN-ORBIT FAILURES, WHICH MAY RESULT IN UNINSURED LOSSES.

     Failure of satellite components in space may result in damage to or loss of a satellite before the end of its expected life. In-orbit failure may result from various causes, some random, including component failure, loss of power or fuel, inability to maintain positioning of the satellite, solar and other astronomical events, and space debris. Satellites are carefully built and tested and have some redundant components to save the satellite in case of a component failure. Due to the failure of primary components, certain of our satellites are currently operating using back-up components. If these back-up components fail and the primary components cannot be restored, these satellites could lose a significant amount of capacity or be total losses which, until replacement satellites are placed in-orbit, would result in lost revenues and lost profits to the Company.

     Repair of satellites in space is not feasible. Many factors affect the useful life of our satellites including fuel consumption, the quality of construction, degradation of solar panels and the durability of components.

     Although some failures may be covered in part by insurance, they may result in uninsured losses as well. For example, when Loral Skynet experienced the total loss of two satellites in 1994 and 1997 while under AT&T's ownership, it suffered a substantial drop in its profits due to the loss of revenues.

     A loss of transponders on a satellite may have an adverse effect on us. Loral Skynet has in the past entered into prepaid leases and sales contracts relating to transponders on its satellites. Under the terms of these agreements, Loral Skynet continues to operate the satellites which carry the transponders and originally provided a warranty for a period of 10 to 14 years, in the case of sales contracts (twelve transponders), and the lease term, in the case of the prepaid leases (nine transponders). Depending on the contract, Loral Skynet may be required under its prepaid leases and sales contracts to replace transponders which do not meet operating specifications. All customers are entitled to a refund equal to the reimbursement value if there is no replacement, which is normally covered by insurance. In the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer.

SOME OF THE SATELLITES BUILT BY SS/L, INCLUDING FIVE SATELLITES OPERATED BY SUBSIDIARIES OR AFFILIATES OF LORAL, HAVE EXPERIENCED OPERATIONAL PROBLEMS WITH THEIR SOLAR ARRAYS.

     Twelve of the satellites built by SS/L and launched since 1997, five of which are owned and operated by our subsidiaries or affiliates, have experienced minor losses of power from their solar arrays. Although, to date, neither we nor any of the customers using the affected satellites have experienced any degradation in performance, there can be no assurance that one or more of the affected satellites will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite's design, when in the life of the affected satellite the loss occurred and the number and type of uses being made of transponders then in service. A complete or partial loss of satellites could result in a loss of orbital incentive payments and, in the case of satellites owned by our subsidiaries and affiliates, a loss of revenues and profits. With respect to satellites under construction and construction of new satellites, based on its investigation of the matter, SS/L has identified and has implemented remedial measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses and the fact that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, we believe that this matter will not have a material adverse effect on our consolidated financial position or our results of operations.

IT MAY BE DIFFICULT TO OBTAIN FULL INSURANCE COVERAGE FOR SATELLITES THAT HAVE EXPERIENCED PROBLEMS IN THE PAST.

     While we have in the past, consistent with industry practice, typically obtained in-orbit insurance for our satellites, we cannot guarantee that, upon a policy's expiration, we will be able to renew the insurance on terms acceptable to us, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. For example, in connection with the renewal of the insurance for the Telstar 10/Apstar IIR satellite in October 2001, the insurance underwriters have excluded losses due to solar array failures, since Telstar 10/Apstar IIR was manufactured by SS/L and has the same solar array configuration as another 1300-class satellite manufactured by SS/L that recently experienced a solar array failure. SS/L believes that this failure is an isolated event and does not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, we do not believe that this anomaly will affect Telstar 10/ Apstar IIR. We are currently in discussions with our insurers to remove this exclusion from the Telstar 10/ Apstar IIR policy, in return for a deductible for losses arising from electrical problems on the satellite's solar arrays. There can be no assurance that these discussions will be successful. Three other satellites operated by Loral Skynet have the same solar array configuration as Telstar 10/Apstar IIR. There can be no assurance that the insurers will not require similar exclusions in connection with renewals of insurance for these satellites in 2003 and 2004. Moreover, the existing insurance policy for Solidaridad 2 expires in November 2002 and a renewal policy may not insure against in-orbit failure arising from the loss of the satellite's control processor, the same component that failed on Solidaridad 1 and other Boeing satellites. An uninsured loss of a satellite will have a material adverse effect on our consolidated financial position and our results of operations.

WE ARE FACED WITH INCREASED COSTS DUE TO THE RECENT TREND IN THE INSURANCE INDUSTRY TOWARDS HIGHER INSURANCE PREMIUMS AND SHORTER TERMS.

     We, like others in the satellite industry, are faced with significantly higher premiums on launch and in-orbit insurance and significantly shorter coverage periods than those that have been available in the past, which was due in part to the events of September 11, 2001. This development in the insurance industry will increase the cost of doing business for both our satellite manufacturing and fixed satellite services segments. We intend to pass on such increased cost to our customers, although we cannot guarantee that we will be able to do so. Insurance market conditions have historically been cyclical in nature. While we anticipate that these conditions will improve in the future, there can be no assurance that they will do so.

SPACE SYSTEMS/LORAL'S CONTRACTS ARE SUBJECT TO ADJUSTMENTS, COST OVERRUNS AND TERMINATION.

     SS/L's accounting for long-term contracts requires adjustments to profit and loss based on revised estimates during the performance of the contract. These adjustments may have a material effect on our consolidated financial position and our results of operations in the period in which they are made. The estimates giving rise to these risks, which are inherent in long-term, fixed-price contracts, include the forecasting of costs and schedules, contract revenues related to contract performance, including revenues from orbital incentives, and the potential for component obsolescence due to procurements long before assembly.

     SS/L's major contracts are primarily firm fixed-price contracts. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract. While cost savings under these fixed-price contracts would result in gains to SS/L, cost increases would result in losses borne solely by SS/L. Under such contracts, SS/L may receive progress payments, or it may receive partial payments upon the occurrence of certain program milestones.

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

     Some of SS/L's satellite manufacturing contracts provide that some of the total price is payable as "incentive" payments earned over the life of the satellite. SS/L has in the past generally not insured for these payments and in fact may be prohibited from insuring these incentive payments under certain circumstances.

     SS/L records the present value of incentive payments as revenue during the construction period of the related satellite. SS/L generally receives the present value of these incentive payments if there is a launch failure or a failure is caused by customer error. SS/L forfeits these payments, however, if the loss is caused by satellite failure or as a result of its own error.

     Some of SS/L's contracts call for in-orbit delivery, transferring the launch risk to SS/L. SS/L generally insures against that exposure. In addition, some of SS/L's contracts provide that SS/L may be liable to a customer for penalty payments under certain circumstances, including upon late delivery. These payments are not insured by SS/L.

SS/L COMPETES WITH LARGE SATELLITE MANUFACTURERS THAT HAVE SIGNIFICANT
RESOURCES.

     In the manufacture of our satellites, we compete with very large well-capitalized companies, including several of the world's largest satellite manufacturers, such as The Boeing Company, Lockheed Martin, Alcatel Space and Astrium. These companies have considerable financial resources which they may use to gain advantages in marketing and in technological innovation. SS/L's success depends on its ability to perform on a cost-effective and timely basis.

OUR SATELLITE SERVICES BUSINESSES COMPETE FOR MARKET SHARE AND CUSTOMERS; TECHNOLOGICAL DEVELOPMENTS FROM COMPETITORS OR OTHERS MAY REDUCE DEMAND FOR OUR SERVICES.

     We face heavy competition in fixed satellite services from companies such as PanAmSat Corporation, SES Global and newly privatized organizations such as Intelsat and Eutelsat. Competition in this market may lower prices or result in reduced satellite fleet utilization, which may have an adverse effect on our consolidated financial position and our results of operations.

     The data services business, provided through Loral CyberStar, Inc. and CyberStar, L.P., faces competition not only from other satellite-based providers, but also from providers of land-based data communications services, such as cable operators, digital subscriber line, or DSL, providers, wireless local loop providers and traditional telephone service providers. The data services business will face continued price pressures from fiber companies competing for its Internet services.

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

WE ARE SUBJECT TO EXPORT CONTROLS, WHICH MAY RESULT IN DELAYS AND ADDITIONAL COSTS.

     SS/L is required to obtain licenses and enter into technical assistance agreements, presently under the jurisdiction of the State Department, in connection with the export of satellites and related equipment, as well as disclosure of technical data to foreign persons. Due to the relationship between launch technology and missile technology, the U.S. government has limited, and is likely in the future to limit, launches from China and other foreign countries. Delays in obtaining the necessary licenses and technical assistance agreements may result in the cancellation of, or delay SS/L's performance on, existing contracts, and, as a result, SS/L may incur additional costs or penalties or lose incentive payments under these contracts.

     Some of our customers and potential customers, as well as insurance underwriters and brokers have raised concerns that U.S. export control laws and regulations excessively restrict their access to information about the satellite during satellite construction and on-orbit satellite operation. To the extent that our non-U.S. competitors are not subject to these export control laws and regulations, they may enjoy a competitive advantage with foreign customers, and, to the extent that our foreign competitors continue to gain market share, it could become increasingly difficult for the U.S. satellite manufacturing industry, including SS/L, to recapture this lost market share.

OUR BUSINESS IS REGULATED, CAUSING UNCERTAINTY AND ADDITIONAL COSTS.

     Our business is regulated by authorities in multiple jurisdictions, including the Federal Communications Commission, the International Telecommunication Union, or ITU, and the European Union. The following are some strategically important activities which are regulated and could be adversely affected by regulatory policies:

     - the expansion of Loral Skynet's operations in the U.S. and foreign markets;

     - the manufacture, export and launch of satellites;

     - the expansion of Satmex's Latin American business;

     - the operation of Europe*Star;

     - the international service offered by our data services business operations; and

     - the implementation of the business plan of XTAR, our joint venture with Hisdesat, which proposes to offer X-band services to government users.

     Regulatory authorities in the various jurisdictions in which we operate can modify, withdraw or impose charges or conditions upon, or deny or delay action on applications for, the licenses which we need, and so increase our costs. For example, the FCC may deny or fail to timely grant our pending application to use C-band capacity in the U.S. (Telstar 13) via a non-U.S. ITU filing at 121 degrees W.L. The regulatory process also requires potentially costly negotiations with third parties operating or intending to operate satellites at or near orbital locations where we place our satellites so that the frequencies of those other satellites do not interfere with our own. For example, as part of our coordination effort on Telstar 12, we agreed to provide four 54 MHz transponders on Telstar 12 to Eutelsat for the life of the satellite and have retained risk of loss with respect to those transponders. We also granted Eutelsat the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. Moreover, as part of this international coordination process, we continue to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees west longitude. If these discussions are not successful, Telstar 12's useable capacity may be reduced. We cannot guarantee successful frequency coordination for our satellites.

     Failure to successfully coordinate our satellites' frequencies or to resolve other required regulatory approvals could have an adverse effect on our consolidated financial position and our results of operations.

WE FACE RISKS IN CONDUCTING BUSINESS INTERNATIONALLY.

     For the year ended December 31, 2001, approximately 35% of our revenue was generated from customers located outside of the United States. We could be harmed financially and operationally by changes in foreign regulations and telecommunications standards, tariffs or taxes and other trade barriers. Almost all of our contracts with foreign customers require payment in U.S. dollars, and customers in developing countries could have difficulty obtaining U.S. dollars to pay us due to currency exchange controls and other factors. Exchange rate fluctuations may adversely affect the ability of our customers to pay us in U.S. dollars. If we need to pursue legal remedies against our foreign business partners or customers, we may have to sue them abroad where it could be difficult for us to enforce our rights.

WE SHARE CONTROL OF OUR SUBSIDIARIES AND AFFILIATES WITH THIRD PARTIES.

     Third parties have significant ownership, voting and other rights in many of our subsidiaries and affiliates. As a result, we do not always have full control over management of these entities. The rights of these third parties and fiduciary duties under applicable law could result in others acting or omitting to act in ways that are not in our best interest. To the extent that these entities are or become customers of SS/L, these conflicts could become acute. For example:

     - Primary control of Satmex is vested in Mexican nationals, as required by Mexican law, subject to certain approval rights which we retain.

     - The Europe*Star joint venture is under the control of Alcatel, subject to our right to approve certain matters, and any future joint ventures between Alcatel and us within the Loral Global Alliance will be controlled by the initiating party, subject to certain rights in favor of the non-initiating party.

     - Alcatel is an investor in CyberStar, LP and has certain minority protection rights in it.

     - Hisdesat enjoys certain approval rights in XTAR, our newly formed X-band venture.

     - Globalstar has filed for Chapter 11 bankruptcy protection, and is subject to the supervision of the bankruptcy court.

WE RELY ON KEY PERSONNEL.

     We need highly qualified personnel. Except for Mr. Bernard L. Schwartz, our Chairman and Chief Executive Officer, none of our officers has an employment contract nor do we maintain "key man" life insurance. The departure of any of our key executives could have an adverse effect on our business.

OTHER MATTERS

THE RIGHTS OF SHAREHOLDERS UNDER BERMUDA LAW ARE DIFFERENT FROM RIGHTS OF SHAREHOLDERS UNDER U.S. LAW.

     Since we are a Bermuda company, the principles of law that govern shareholder rights, the validity of corporate procedures and other matters are different from those that would apply if we were a U.S. company. For example, it is not certain whether a Bermuda court would enforce liabilities against us or our officers and directors based upon United States securities laws either in an original action in Bermuda or under a United States judgment. Bermuda law giving shareholders the right to sue directors is less developed than in the United States and may provide fewer rights.

PRICES OF OUR COMMON STOCK MAY EXPERIENCE SUDDEN CHANGES.

     Many things that we cannot predict or control may cause sudden changes in the price of our common stock. Risks associated with the deployment and operation of satellite systems, in particular, may cause sudden changes in the price.

THE MARKET FOR OUR STOCK COULD BE ADVERSELY AFFECTED BY FUTURE ISSUANCE OF SIGNIFICANT AMOUNTS OF OUR COMMON STOCK.

     As of December 31, 2001, 336,615,321 shares of our common stock were outstanding. In addition, there were 47,660,663 stock options outstanding on such date, of which 15,541,766 were immediately exercisable (none of which had a strike price below the fair market value), warrants outstanding that were exercisable for 6,237,404 shares of our common stock, 9,839,874 shares of our Series C Preferred Stock convertible by its terms into 24,599,686 shares of our common stock and 6,110,788 shares of our Series D Preferred Stock convertible by its terms into 15,407,704 shares of our common stock. Moreover, we have the ability to make the mandatory redemption payments due on our Series C and Series D Preferred Stock in cash, common stock, or a combination of the two. The mandatory redemption payments are due in 2006 for the Series C Preferred Stock and in 2007 for the Series D Preferred Stock. The exact number of shares of our common stock that may be issued on a mandatory redemption date cannot be determined at this time, but may involve the issuance of a significant number of shares of our common stock. That number will depend on a number of factors not known today, such as the price of our common stock and the number of shares of our preferred stock outstanding at that time. We have in the past from time to time effected voluntary exchanges of our preferred stock for common stock. To the extent that we make such additional exchanges in the future, we will reduce the number of shares of our preferred stock subject to redemption in 2006 and 2007. However, there is no guarantee that theses exchanges will or can be made in the future.

     On March 31, 2000, Lockheed Martin converted 45,896,978 shares of our Series A Preferred Stock into 45,896,978 shares of our common stock, representing approximately 14% of our common stock. Because of the large number of shares involved, sales by Lockheed Martin of all or a substantial part of its position and any related hedging transactions could adversely affect the market for, and the trading prices of, our common stock.

     Sales of significant amounts of our common stock to the public, or the perception that those sales could happen, could adversely affect the market for, and the trading price of, our common stock.

ITEM 2.  PROPERTIES

     The Company leases approximately 47,000 square feet for its corporate offices in New York. The Company also maintains office space, manufacturing and telemetry, tracking and control facilities primarily in the United States.

  Fixed Satellite Services -- Loral Skynet

     Loral Skynet owns three telemetry, tracking and control stations covering approximately 66,000 square feet on 212 acres in Hawley, Pennsylvania, Three Peaks, California and Richmond, California. It also leases three telemetry, tracking and control stations covering approximately 11,000 square feet on 3 acres in Richmond, California, Rio de Janeiro, Brazil and Utive, Panama. Loral Skynet also leases approximately 68,000 square feet of office space in Bedminster, New Jersey and Tinton Falls, New Jersey.

  Satellite Manufacturing and Technology

     SS/L's research, production and testing facilities are carried on in SS/L-owned facilities covering approximately 562,000 square feet on 28 acres in Palo Alto, California. In addition, SS/L leases approximately 887,000 square feet of space on 44 acres from various third parties primarily in Palo Alto, Menlo Park, and Mountain View, California.

  Data Services

     Loral CyberStar owns seven acres of land including 8,000 square feet of office space in Mt. Jackson, Virginia and leases approximately 110,000 square feet of office space and three acres of land worldwide.

     Management believes that the facilities are sufficient for its current operations.

ITEM 3.  LEGAL PROCEEDINGS

     Consent Agreement. On January 9, 2002, Loral, SS/L and the United States Department of State entered into a consent agreement (the "Consent Agreement") settling and disposing of all civil charges, penalties and sanctions associated with alleged violations by SS/L of the Arms Export Control Act and its implementing regulations. The conduct that gave rise to the alleged violations occurred in connection with the participation of certain SS/L employees on an independent review committee formed in the wake of a 1996 crash of a Long March rocket in China, the purpose of which was to consider whether studies of the crash made by the Chinese had correctly identified the cause of the failure. Loral has been informed that the Justice Department has terminated its investigation of SS/L relating to this matter and has declined to pursue the matter further. The Consent Agreement provides that SS/L will pay the State Department a civil penalty totaling $14 million over seven years, without interest, the present value of which ($12 million) is reflected as a charge to Loral's earnings in the fourth quarter of 2001. The Consent Agreement also assesses an additional penalty of $6 million, which is suspended on the condition that Loral and SS/L apply this amount over the next seven years towards the implementation of export control compliance measures. The Consent Agreement provides that the State Department agrees, assuming Loral's and SS/L's faithful adherence to the terms of the Consent Agreement, and the Arms Export Control Act and its implementing regulations, that decisions concerning export licenses for the ChinaSat-8 spacecraft will be made on the basis of the security and foreign policy interests of the United States, including matters relating to U.S. relations with the People's Republic of China, without reference to the State Department's previously expressed concerns regarding SS/L's reliability, which concerns are considered to be appropriately mitigated through the operation of various provisions of the consent agreement. Discussions between SS/L and the State Department regarding SS/L's obtaining the approvals required for the launch of ChinaSat-8 are continuing.

     Alcatel Arbitration. SS/L was a party to an Operational Agreement with Alcatel Space Industries, pursuant to which the parties had agreed to cooperate on certain satellite programs, and an Alliance Agreement with Alcatel Space together with Alcatel Space Industries, Alcatel, pursuant to which Alcatel had certain rights with respect to SS/L, including the right to appoint two representatives to SS/L's seven-member board of directors, rights to approve certain extraordinary actions and certain rights to purchase SS/L shares at fair market value in the event of a change of control (as defined) of either Loral or SS/L. The agreements between Alcatel and SS/L were terminable on one year's notice, and, on February 22, 2001, Loral gave notice to Alcatel that they would expire on February 22, 2002. In April 2001, Alcatel commenced an arbitration proceeding challenging the effectiveness of Loral's notice of termination and asserting various alleged breaches of the agreements by SS/L relating to the exchange of information and other procedural or administrative matters. In February 2002, the arbitral tribunal upheld the validity of Loral's termination effective February 22, 2002 and Alcatel's claims as to certain breaches. The arbitral tribunal has provided both parties with an opportunity to file any additional claims or counterclaims they may have. In March 2002, Alcatel submitted additional claims against Loral and SS/L and is seeking at least $330 million in damages in respect of all of its claims. We believe that Alcatel's claims for damages are without merit and have been asserted for competitive reasons to disadvantage SS/L and that this matter will not have a material adverse effect on our consolidated financial position or results of operations. Loral and SS/L will have the opportunity and intend to assert counterclaims against Alcatel in April 2002. The arbitral tribunal will decide at a later date whether any of Alcatel's claims or Loral's or SS/L's counterclaims give rise to damages.

     Globalstar Related Matters. On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited ("GTL") and Globalstar, L.P. ("Globalstar") against GTL, Loral Space & Communications Ltd. ("Loral"), Bernard L. Schwartz and other defendants were consolidated into one action titled In re: Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation, Loral and Bernard L. Schwartz alleging (a) that all defendants (except Loral) violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar's business and prospects, (b) that defendants Loral and Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of Globalstar, (c) that defendants GTL and Schwartz are liable under Section 11 of the Securities Act of 1933 (the "Securities Act") for untrue statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under

Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Loral and Schwartz are secondarily liable under Section 15 of the Securities Act for GTL's primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related or affiliated therewith. On February 25, 2002, Loral and Mr. Schwartz filed a motion to dismiss the amended complaint in its entirety as to Loral and Mr. Schwartz.

     On March 2, 2001, the seven separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of common stock of Loral against Loral, Bernard L. Schwartz and Richard Townsend were consolidated into one action titled In re: Loral Space & Communications Ltd. Securities Litigation. The lead plaintiff has been granted until April 18, 2002 to serve a consolidated amended class action complaint. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related or affiliated therewith. The original complaints alleged (a) that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar's and Loral's business and prospects, and (b) that Messrs. Schwartz and Townsend are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of Loral.

     Loral believes that it has meritorious defenses to the above Globalstar Related Matters and intends to pursue them vigorously.

     CCD Lawsuits. On September 12, 1991, Loral Fairchild Corp. ("Loral Fairchild"), a subsidiary of Loral Corporation, filed suit against a number of companies claiming that such companies had infringed Loral Fairchild's patents for a "charged coupled device" ("CCD"), commonly used as an optical sensor in video cameras and fax machines. Although the CCD patents have expired, Loral Fairchild is seeking reasonable royalties through the expiration date from a number of defendants. Loral has the rights to any recovery that may be awarded as a result of this suit. Although Loral Fairchild had previously either lost or settled its claims against most of the defendants, in December 2001, a jury trial was held with respect to its claims against the remaining defendants, and the jury returned a verdict in favor of the defendants. Loral Fairchild has filed motions with the trial court to overturn the jury verdict as contrary to law. Those motions are pending.

     Environmental Regulation. Operations at SS/L, Loral Skynet, Loral Orion, Loral CyberStar and CyberStar LP are subject to regulation by various federal, state and local agencies concerned with environmental control. The Company believes that these facilities are in substantial compliance with all existing federal, state and local environmental regulations. With regard to certain sites, environmental remediation is being performed by prior owners who retained liability for such remediation arising from occurrences during their period of ownership. To date, these prior owners have been fulfilling such obligations and the size and current financial condition of the prior owners make it probable that they will be able to complete their remediation obligations without cost to the Company.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

(a) MARKET PRICE AND DIVIDEND INFORMATION

     The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol LOR. The following table presents, the reported high and low sales prices of the Company's common stock as reported on the NYSE:

                                                               HIGH      LOW
                                                               ----      ---
YEAR ENDED DECEMBER 31, 2001
Quarter ended March 31, 2001................................  $ 6.34    $2.10
Quarter ended June 30, 2001.................................    3.55     1.03
Quarter ended September 30, 2001............................    2.90     1.25
Quarter ended December 31, 2001.............................    3.10     1.10
YEAR ENDED DECEMBER 31, 2000
Quarter ended March 31, 2000................................  $25.75    $9.88
Quarter ended June 30, 2000.................................   10.50     6.13
Quarter ended September 30, 2000............................    8.50     5.00
Quarter ended December 31, 2000.............................    6.56     2.69

     The Company does not currently anticipate paying any dividends or distributions on its common stock. Loral is currently paying dividends on its 6% Series C Convertible Redeemable Preferred Stock (the "Series C Preferred Stock") and its 6% Series D Convertible Redeemable Preferred Stock (the "Series D Preferred Stock"). Loral's indenture relating to its 9.5% senior notes imposes limitations on Loral's ability to pay dividends to its shareholders. The credit facilities maintained by the Company's two principal operating subsidiaries, Loral SpaceCom Corporation and Loral Satellite, Inc., restrict the ability of these companies to transfer cash or pay dividends to its parent (see Note 8 to Loral's consolidated financial statements). Loral Orion's indenture relating to its new senior notes also contains restrictions on Loral Orion's ability to make dividend payments to its parent.

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     At February 28, 2002, there were 6,417 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following consolidated selected financial data has been derived from, and should be read in conjunction with, the related consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.
                (in thousands, except per share and ratio data)

                                                         YEARS ENDED DECEMBER 31,
                                      ---------------------------------------------------------------
                                         2001         2000         1999       1998(1)       1997(1)
                                      ----------   ----------   ----------   ----------   -----------
STATEMENT OF OPERATIONS DATA:
Revenues............................  $1,069,575   $1,224,111   $1,457,720   $1,301,702   $ 1,312,591
Operating (loss) income.............      (5,228)     (86,086)     (62,263)     (33,780)       13,552
Equity in net loss of affiliates,
  net of taxes(2)...................     (66,677)  (1,294,910)(3)   (177,819)   (120,417)     (49,037)
Globalstar related impairment
  charges, net of taxes.............                 (112,241)(3)
Extraordinary gain on debt
  exchanges, net of taxes ($0.07 per
  share)(4).........................      22,062
Cumulative effect of change in
  accounting principle, net of
  taxes.............................      (1,741)
Net (loss) income...................    (196,460)  (1,469,678)    (201,916)    (138,798)       40,004
Preferred dividends and accretion...     (80,743)     (67,258)     (44,728)     (46,425)      (26,315)
Net (loss) income applicable to
  common stockholders...............    (277,203)  (1,537,206)    (246,644)    (185,223)       13,689
(Loss) earnings per share -- basic
  and diluted.......................       (0.86)       (5.20)        (.85)        (.68)          .06
OTHER DATA:
Ratio of earnings to fixed
  charges...........................                                                              1.9x
Deficiency of earnings to cover
  fixed charges.....................  $  264,114   $  152,595   $  191,932   $  140,438
CASH FLOW DATA:
Provided by (used in) operating
  activities........................  $  154,450   $  258,056   $   (6,933)  $   86,795   $  (173,609)
Used in investing activities........    (247,495)    (376,740)    (679,005)    (555,613)   (1,079,411)
Provided by (used in) equity
  transactions......................     (35,746)     352,415      (24,633)     589,187       (18,097)
Provided by (used in) financing
  transactions......................    (105,305)     (79,551)     403,664      199,856       316,912
Dividends paid per common share.....          --           --           --           --            --

                                                                DECEMBER 31,
                                       --------------------------------------------------------------
                                          2001       2000(1)      1999(2)      1998(3)      1997(3)
                                       ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:
Cash and cash equivalents............  $  159,949   $  394,045   $  239,865   $  546,772   $  226,547
Total assets.........................   4,389,929    4,678,318    5,610,421    5,229,215    3,010,447
Debt, including current portion......   2,363,141    2,456,844    1,999,322    1,555,775      435,398
Non-current liabilities..............     230,987      251,247      252,052      231,384      230,411
Shareholders' equity.................   1,350,868    1,586,388    2,750,664    2,935,721    1,980,520

---------------

(1) On March 20, 1998, Loral acquired all of the outstanding stock of Loral Orion, formerly Loral CyberStar in exchange for common stock of Loral. The 1998 financial information includes Loral Orion commencing from April 1, 1998. On March 14, 1997, Loral acquired Loral Skynet from AT&T; Loral's financial information includes the results of Loral Skynet from that date.

(2) The Company's principal affiliates are Satmex since November 17, 1997 and Europe*Star since December 1998. Loral also has investments in Globalstar and other ventures, which are accounted for under the equity method. Loral sold its interest in K&F Industries, Inc. in 1997.

(3) The results of operations for 2000 includes Loral's share of Globalstar's related equity losses and after-tax impairment charges of approximately $1.29 billion (approximately $1.6 billion on a pre-tax basis), which is included in equity in net loss of affiliates and after-tax impairment charges of $112 million ($125 million pre-tax) relating to Loral's investments in and advances to Globalstar service provider partnerships.

(4) On December 21, 2001, Loral Orion completed exchange offers and consent solicitations by issuing $613 million principal amount of new senior notes guaranteed by Loral and 6.04 million five year warrants to purchase Loral common stock in exchange for a total of $841 million principal amount of Loral Orion senior notes due 2007 and senior discount notes due 2007.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Results of Operations and Financial Condition of Loral Space & Communications Ltd. and its subsidiaries ("Loral" or the "Company") are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, the Company or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of the Company. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involves risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond the Company's control. Some of the factors and conditions that could affect the outcome of forward-looking statements relate to (i) the Company's financial structure, (ii) Globalstar matters, (iii) litigation and disputes, (iv) operational matters and
(v) other matters. For a detailed discussion of these factors and conditions, please refer to the section of this Annual Report on Form 10-K titled "Certain Factors that May Affect Future Results" beginning on page 14 and to the other periodic reports filed with the SEC by Loral, our wholly owned subsidiary Loral Orion, Inc. ("Loral Orion"), formerly known as Loral CyberStar, Inc., and the Company's affiliate Satelites de Mexico, S.A. de C.V. ("Satmex"). In addition, we caution you that the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control. The Company undertakes no obligation to update any forward-looking statements.

     Loral is one of the world's leading satellite communications companies, with substantial activities in satellite-based communications services and satellite manufacturing. Loral is organized into three operating businesses:

          Fixed Satellite Services ("FSS"). Through the Loral Global Alliance, which currently consists of Loral Skynet, Loral Orion, Loral Skynet do Brasil Ltda. ("Skynet do Brasil"), its 49%-owned affiliate Satmex and its 47%-owned affiliate Europe*Star Limited ("Europe*Star"), Loral has become one of the world's leading providers of satellite services using geostationary communications satellites. The Company leases transponder capacity on its satellites to its customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television ("DTH") and provides telemetry, tracking and control services ("TT&C") and network services to customers. The Loral Global Alliance currently has ten operating high-powered geosynchronous satellites in orbit: the seven satellite Telstar fleet, two Satmex satellites and one Europe*Star satellite, with footprints covering almost all of the world's population.

          Satellite Manufacturing and Technology. The Company designs and manufactures satellites and space systems and develops satellite technology for a broad variety of customers and applications through Space Systems/Loral, Inc. ("SS/L").

          Data Services: The Company provides managed communications networks and Internet and intranet services through Loral CyberStar, Inc. ("Loral CyberStar") and delivers high-speed broadband data communications, business television and business media services through CyberStar, L.P. ("CyberStar LP").

CONSOLIDATED OPERATING RESULTS

     In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a measure of a segment's profit or loss. The following discussion of revenues and EBITDA reflects the results of Loral's operating businesses for 2001, 2000 and

1999. See Note 16 to Loral's consolidated financial statements for additional information on segment results. The remainder of the discussion relates to the consolidated results of Loral, unless otherwise noted.

REVENUES:

                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2001       2000       1999
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
Fixed satellite services(1)............................  $  530.6   $  460.9   $  341.8
Satellite manufacturing and technology(2)..............     814.8    1,002.3    1,433.3
Data services(3).......................................      98.3      129.8       84.6
                                                         --------   --------   --------
Segment revenues.......................................   1,443.7    1,593.0    1,859.7
Affiliate eliminations(4)..............................    (141.7)    (136.4)    (135.5)
Intercompany eliminations(5)...........................    (232.4)    (232.5)    (266.5)
                                                         --------   --------   --------
Revenues as reported...................................  $1,069.6   $1,224.1   $1,457.7
                                                         ========   ========   ========

EBITDA(6):

                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2001       2000       1999
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
Fixed satellite services(1)............................  $  346.6   $  281.8   $  193.1
Satellite manufacturing and technology(2)..............      24.2       35.5      102.3
Data services(3).......................................     (12.8)     (51.6)     (35.6)
Corporate expenses(7)..................................     (37.5)     (44.4)     (39.3)
                                                         --------   --------   --------
Segment EBITDA before eliminations.....................     320.5      221.3      220.5
Affiliate eliminations(4)..............................     (70.4)     (76.8)     (77.5)
Intercompany eliminations(5)...........................     (27.5)     (14.3)     (30.4)
                                                         --------   --------   --------
EBITDA as reported.....................................  $  222.6   $  130.2   $  112.6
                                                         ========   ========   ========

---------------

 (1) Includes 100% of Europe*Star's and Satmex's revenues and EBITDA (Europe*Star commenced revenue service in 2001) and 100% of Loral's 56%-owned affiliate XTAR, L.L.C. ("XTAR") EBITDA since July 2001. Also includes Loral's subsidiary, Loral Skynet do Brasil since November 2000. For the year ended December 31, 1999, Satmex's results include $25.5 million in revenues and $11.2 million in EBITDA, respectively, from the sale by Satmex of transponders to Loral Skynet.

 (2) Satellite manufacturing and technology consists of 100% of SS/L's results. SS/L EBITDA includes charges of $12 million in 2001 for future payments to the U.S. government to settle a case relating to export controls, $77 million in 2000 relating to increased costs for manufacturing delays and customer contract issues and $44 million in 1999 relating to an agreement with ChinaSat to extend the delivery date of a satellite and other modifications to the contract in return for providing transponders on another Loral satellite for their remaining lives.

 (3) Data services consists of 100% of CyberStar LP (in which Loral owns an 82% equity interest) and 100% of Loral Orion's data services business, which business was transferred in December 2001 to a Loral subsidiary which assumed the name Loral CyberStar. Equipment sales for data services were $7.9 million, $16.9 million and $0.6 million in 2001, 2000 and 1999, respectively. The year ended December 31, 2000 includes $22 million of investment in broadband activities.

 (4) Represents amounts related to unconsolidated affiliates (Satmex, Europe*Star and XTAR), which are eliminated in order to arrive at Loral's consolidated results. Loral's proportionate share of these affiliates is included in equity in net loss of affiliates in Loral's consolidated statements of operations.

 (5) Represents the elimination of intercompany sales and EBITDA, primarily for satellites under construction by SS/L for wholly owned subsidiaries; as well as the elimination of revenues for the lease of transponder capacity by satellite manufacturing and technology and data services from fixed satellite services.

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

  Critical accounting matters

     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses reported for the period. Actual results could differ from estimates.

     The majority of Loral's satellite manufacturing and technology revenue is associated with long-term fixed-price contracts and revenue and profit from satellite sales under these long-term contracts are recognized using the cost-to-cost percentage of completion method, which requires significant estimates. Loral uses this method because reasonably dependable estimates can be made based on historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates include forecasts of costs and schedules, estimating contract revenue related to contract performance (including estimated amounts for penalties, performance incentives and orbital incentives that will be received as the satellite performs on orbit) and the potential for component obsolescence in connection with long-term procurements. These estimates are assessed continually during the term of the contract and revisions in estimates are reflected in the period in which the conditions that require the revision become known. Provisions for losses on contracts are recorded when estimates determine that a loss will be incurred on a contract at completion. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract; accordingly, favorable changes in estimates in a period will result in additional revenue and profit and unfavorable changes in estimates will result in a reduction of revenue and profit or the recording of a loss that will be borne solely by Loral.

     Depreciation is provided for on the straight-line method for satellites over the estimated useful life of the satellite, which is determined by engineering analyses performed at the in-service date and re-evaluated periodically.

     Realization of the net deferred tax assets is dependent on Loral's ability to generate future taxable income and utilize tax planning strategies. A valuation allowance has been recorded to reduce the deferred tax assets to the amount that is more likely than not to be realized based on current estimates and assumptions. Loral evaluates the valuation allowance on a quarterly basis. Any resulting changes to the valuation allowance would result in an adjustment to income in the period the determination is made.

     Contingencies by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss, if any. The most important contingencies impacting our financial statements are detailed below under Commitments and Contingencies.

2001 COMPARED WITH 2000

     Revenues as reported for Loral's operating businesses were $1.1 billion in 2001 as compared to $1.2 billion in 2000, after intercompany and affiliate eliminations of $374 million in 2001 and $369 million in 2000. The decrease in revenues was due primarily to lower revenues in satellite manufacturing and technology, primarily resulting from the slowdown in demand in the satellite manufacturing industry, delays in production of certain programs, and the substantial completion of the Globalstar satellite program at the end of 2000, and lower volume in data services, offset by strong growth in FSS revenues due to the increased number of transponders leased and higher revenue per transponder in 2001 as compared to 2000.

     EBITDA as reported increased to $223 million in 2001 as compared to $130 million in 2000, after intercompany and affiliate eliminations of $98 million in 2001 and $91 million in 2000. This increase arose primarily from strong revenue growth in FSS without a proportionate growth in costs, and smaller losses from data services resulting from cost savings realized from streamlining operations and savings related to the exit from the direct-to-consumer broadband business in 2001, offset by lower satellite manufacturing and technology EBITDA, which was due to lower revenues and margins and start-up costs associated with the introduction of several new technologies and a $12 million charge for future payments to the U.S. government to settle a case relating to export controls.

     Depreciation and amortization was $228 million in 2001 and $216 million in 2000. The increase primarily resulted from the timing of assets placed into service. Depreciation and amortization associated with the FSS business represents approximately 71% and 72% of the totals in 2001 and 2000, respectively.

     Interest and investment income was $29 million in 2001 as compared to $129 million in 2000. This decrease was principally due to non-cash interest income in 2000 related to warrants received in connection with the guarantees provided by Loral subsidiaries of Globalstar's $500 million credit facility, dividend income in 2000 related to the Company's investment in Globalstar Telecommunications Limited preferred stock, as well as lower average cash balances for investment and lower investment rates in 2001.

     Interest expense was $184 million in 2001, net of capitalized interest of $23 million, as compared to $171 million in 2000, net of capitalized interest of $17 million. The increase is due primarily to interest expense incurred in connection with the Company's $500 million credit facility from November 2000, offset by increased capitalized interest and lower interest rates in 2001. As a result of the Loral Orion exchange offers, Loral will not recognize any interest expense on the new senior notes and as a result, interest expense on its statement of operations will be reduced significantly in future periods (see Liquidity and Capital Resources).

     The Company realized $71 million of gains in 2000, primarily from the sale of substantially all of its investments in available-for-sale securities.

     For 2001, income tax was a benefit of $10 million on a pre-tax loss of $160 million, as compared to an income tax provision of $9 million on a pre-tax loss of $57 million for 2000. The decrease in tax expense for 2001 is primarily attributable to a lower amount of income subject to U.S. tax during the current period.

     The equity in net loss of affiliates was $67 million in 2001 as compared to $1.29 billion in 2000. Loral's share of equity in net losses of affiliates attributable to Globalstar related activities (net of taxes of $4 million in 2001 and a tax benefit of $299 million in 2000), was $25 million in 2001 as compared to $1.29 billion in 2000 (including equity in net losses of Globalstar service provider partnerships of $30 million and $38 million, in 2001 and 2000, respectively). This decrease is primarily due to the Company recognizing its share of Globalstar's equity losses and impairment charges in the fourth quarter of 2000, which reduced its investment in and advances in connection with Globalstar to zero. Accordingly, there is no longer any requirement for Loral to provide for any of Globalstar net losses subsequent to December 31, 2000 (see Acquisitions and Investments). Loral's share of equity in net loss of Satmex was $12 million in 2001, as compared to Loral's share of equity in net income of Satmex of $19 million in 2000. Satmex had net income applicable to common stockholders in 2000 of $54 million, which primarily resulted from a $67 million after-tax gain it recorded on the net insurance recovery on the loss of a satellite (see Other Liquidity Matters). Also included in equity in net loss of affiliates is Loral's share of losses from Europe*Star, managed by Alcatel, (which commenced service in 2001) and other affiliates (see Note 7 to Loral's consolidated financial statements).

     The minority interest benefit primarily reflects the reduction of CyberStar LP's loss attributed to CyberStar LP's other investor, who owned 17.6% as of December 31, 2001.

     In the fourth quarter of 2000, the Company recorded after-tax impairment charges of $112 million related to its investments in and advances to Globalstar service provider partnerships (see Acquisitions and Investments).

     During December 2001, the Company recorded an extraordinary gain of $22 million, net of taxes, related to Loral Orion's debt exchanges (see Liquidity and Capital Resources).

     On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which resulted in the Company recording a charge for the cumulative effect of a change in accounting principle, net of taxes, of $1.7 million (see Accounting Pronouncements).

     Preferred distributions were $81 million in 2001 as compared to $68 million for 2000. The increase was primarily due to non-cash dividend charges of approximately $29 million incurred in the second quarter of 2001, on the conversion of 3.7 million shares of Loral's 6% Series C Preferred Stock and 1.9 million shares of

Loral's 6% Series D Preferred Stock into the Company's common stock, in connection with the Company's exchange offers, offset by lower dividends as a result of the exchange offers (see Liquidity and Capital Resources).

     As a result of the above, the net loss applicable to common stockholders for 2001 was $277 million or $0.86 per basic and diluted share, compared to the net loss of $1.54 billion or $5.20 per basic and diluted share for 2000. Basic and diluted weighted average shares were 324 million in 2001 and 296 million in 2000. The increase in shares primarily relates to the 30.9 million shares of common stock issued in connection with the Company's preferred stock exchange offers.

2000 COMPARED WITH 1999

     Revenues as reported for Loral's operating businesses were $1.2 billion for 2000 as compared to $1.5 billion in 1999, after intercompany and affiliate eliminations of $369 million in 2000 and $402 million in 1999. The decrease in revenues was due primarily to lower revenues in satellite manufacturing and technology due to the timing of bookings and the nearing completion of the Globalstar satellite program at the end of 2000, offset in part by strong growth in FSS as a result of the increased number of transponders leased and higher revenue per transponder in 2000 as compared to 1999 and from growth in data services in 2000.

     EBITDA as reported increased to $130 million in 2000 from $113 million in 1999, after intercompany and affiliate eliminations of $91 million in 2000 and $108 million in 1999. This increase arose primarily from strong revenue growth from fixed satellite services and lower pension cost in 2000 primarily as a result of better than expected asset returns in 1999, offset by lower satellite manufacturing and technology EBITDA, which was due to lower revenues and increased costs relating to manufacturing delays and customer contract issues and higher losses from data services which primarily related to investment in broadband activities.

     Depreciation and amortization rose to $216 million in 2000 from $175 million in 1999. This increase primarily resulted from the initiation of depreciation on satellites placed in service in 1999. Depreciation and amortization associated with the FSS business represents approximately 72% and 63% of the totals in 2000 and 1999, respectively.

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

     For 2000, the Company's tax provision was $9 million as compared to a tax provision of $1 million in 1999 after excluding the non-recurring tax benefit of $34 million related to the reversal of a valuation allowance resulting from a tax law change affecting the future utilization of Loral Orion's pre-acquisition loss carryforwards. The increase in the 2000 tax provision was primarily due to additional income subject to U.S. tax and state and local income tax expense during 2000.

     The minority interest benefit primarily reflects the reduction of CyberStar LP's loss attributed to CyberStar LP's other investor who owned 17.6% as of December 31, 2000.

     The equity in net loss of affiliates was $1.29 billion in 2000 compared to $178 million in 1999. Loral's share of equity in net loss of affiliates related to Globalstar activities, net of the related tax benefit of $299 million in 2000 and $3 million in 1999, was $1.29 billion in 2000 compared to $110 million in 1999, including equity in net losses of Globalstar service provider partnerships of $38 million and $11 million in 2000 and 1999, respectively. This increase was primarily due to Loral recognizing its share of Globalstar's impairment charges of approximately $2.9 billion, Globalstar moving from the development stage into revenue operations, which initiated depreciation of the Globalstar System, the expensing of interest and increased operations and marketing, general and administrative costs (see Globalstar Results). Loral's share of Satmex's net income was $19 million in 2000 as compared to Loral's share of Satmex's losses of $33 million in 1999, after eliminating the profit from the sale of three transponders to Loral Skynet. Satmex had net income applicable to common stockholders in 2000 of $54 million, which primarily resulted from a $67 million after-tax gain it recorded on the net insurance recovery on the loss of the Solidaridad 1 satellite. Also included in net loss from affiliates is Loral's share of losses from Europe*Star, managed by Alcatel, and other affiliates (see Note 7 to the consolidated financial statements).

     In 2000, the Company recorded after-tax impairment charges of $112 million related to its investments in and advances to Globalstar service provider partnerships (see Acquisitions and Investments).

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

RESULTS BY REPORTABLE SEGMENT

  Fixed Satellite Services

     FSS revenues (including 100% of Satmex and Europe*Star) increased to $531 million in 2001, from $461 million and $342 million in 2000 and 1999, respectively, due to the increased number of transponders leased and higher revenue per transponder in 2001 and 2000, as compared to the respective prior year. EBITDA (including 100% of Satmex, Europe*Star and XTAR) increased to $347 million in 2001, from $282 million and $193 million in 2000 and 1999, respectively. EBITDA margins increased to 65% in 2001 from 61% and 56% in 2000 and 1999, respectively, as a result of strong revenue growth in the respective years without a proportionate growth in costs. As of December 31, 2001, FSS had 10 operational satellites (three of which are owned by Loral affiliates) which were 68% utilized. Funded backlog for the segment totaled $1.8 billion at the end of 2001, as compared to $2.4 billion at the end of 2000, including intercompany backlog of $61 million and $65 million in 2001 and 2000, respectively, and affiliate backlog of $404 million and $546 million for Satmex and Europe*Star in 2001 and 2000, respectively. Gross bookings of $614 million in 2001 were more than offset by de-bookings. The average contract length of funded backlog has grown from approximately 5 years at December 31, 2000, to approximately 5.3 years at December 31, 2001. Approximately $398 million of the 2001 funded backlog is expected to be realized in 2002, including approximately $19 million of intercompany backlog and approximately $85 million of affiliate backlog for Satmex and Europe*Star. Capital expenditures in 2001 were approximately $344 million, which included approximately $136 million for Satmex and Europe*Star. Capital expenditures for 2002 are expected to be lower than 2001, since the company is nearing completion of three of its satellites. The FSS satellite fleet has five satellites under construction (including one each for Satmex and XTAR). The reduction in total funded backlog resulted from contract terminations in the third and fourth quarters of 2001 and de-bookings arising largely from the restructuring of two customer contracts in the second quarter of 2001. In one case, Loral reduced the length of a lease agreement and allowed a reduction in the number of transponders leased under a multi-year contract. In the other case, Loral reduced the length of a lease agreement from 13 years to eight. In both instances Loral received appropriate compensation in exchange for meeting its customers' requirements and, accordingly, these de-bookings did not have an adverse impact on results of operations in 2001, nor are they expected to have an adverse impact on near-term results of operations.

  Satellite Manufacturing and Technology

     Financial performance of the satellite manufacturing industry suffered in 2001 for numerous reasons. There is more capacity in the industry than needed at a time when, because of economic conditions, customers' capital investment programs have been stretched over longer time-frames and demand for new satellites and satellite systems has slowed. In addition, the introduction of new technologies required by customer applications has increased development costs. To counter these factors, SS/L, the Company's satellite manufacturing and technology subsidiary, has increased productivity, reducing its workforce by 11 percent over the last three quarters of 2001. The Company also is streamlining certain internal processes and has instituted tighter controls to ensure that subcontracted components are received on time and meet all customer requirements, in turn bringing stability and predictability to Loral's manufacturing performance. The benefits of these and other changes are expected to positively effect SS/L's financial performance over the course of 2002.

     Over the past three years, SS/L has developed a series of technical advances in response to customers' expressed desire for expanded capabilities. These advances include the development of spot beam technology, Ka-band frequency usage, increased power levels, lithium-ion batteries and advanced propulsion systems. In addition, SS/L has introduced a new family of satellite buses, designated the 1300E and comprising a number of models of varying size, power and capabilities based on the heritage 1300 bus. These improvements are part of the evolutionary technology developments typical to the satellite manufacturing industry and are essential to the maintenance of the company's strong market share position. To counter the challenges that typically accompany new product or technology introductions, SS/L has reinforced its design and testing disciplines to provide maximum reliability and to control added costs and potential delays.

     Revenues at SS/L, before intercompany eliminations, decreased to $815 million in 2001, from $1.0 billion in 2000 and $1.4 billion in 1999, resulting from the slowdown in demand in the satellite manufacturing industry, lower volume and delays in production of certain programs. EBITDA before intercompany eliminations was $24 million in 2001 as compared to $36 million in 2000 and $102 million in 1999. The EBITDA decline in 2001 was primarily due to lower revenues and start-up costs associated with the introduction of several new technologies and a $12 million charge for future payments to the U.S. government to settle a case relating to export controls. The EBITDA decline in 2000 as compared to 1999 was primarily due to the $77 million of increased costs relating to manufacturing delays and customer contract issues, and lower revenues. EBITDA in 1999 included a $44 million charge relating to an agreement reached with a customer to extend the delivery date of a satellite and other modifications to the contract in return for satellite capacity on another Company-owned satellite. Funded backlog for SS/L as of December 31, 2001 and 2000 was $1.6 billion and $1.7 billion, respectively, including intercompany backlog of $265 million in 2001 and $477 million in 2000. During 2001, SS/L booked five satellite awards, nearly one quarter of worldwide satellite requirements. Approximately $944 million of the 2001 funded backlog is expected to be realized in 2002, including approximately $176 million of intercompany backlog. Capital expenditures in 2001 were approximately $26 million and are expected to increase in 2002.

  Data Services

     Revenues are derived primarily from Loral CyberStar's corporate data networking and Internet and intranet services businesses, which have been impacted by the slowdown of worldwide prices and demand for telecommunications and Internet services. Revenues for data services were $98 million in 2001, as compared to $130 million and $85 million in 2000 and 1999, respectively. The decrease in 2001 is primarily due to lower volume from the VSAT business, Internet services and occasional use revenue from business television services. The increase in 2000 was primarily due to increased global demand for access to the Internet backbone, steadily growing corporate adoption of VSAT networks and the acquisition of Global Access Services ("Global Access") in July 1999. EBITDA in 2001 decreased to a loss of $13 million from a loss of $52 million in 2000, and a loss of $36 million in 1999. The substantial improvement in EBITDA in 2001 resulted primarily from cost savings realized from streamlining operations, savings related to the exit from the direct-to-customer broadband business at the end of 2000, offset by charges for integration and rationalization of the data business in 2000 and 1999. As of December 31, 2001 and 2000, funded backlog for the segment was $98 million and $191 million, respectively, which was all from external sources. The decrease in backlog resulted from de-bookings, primarily due to the continued softness in the Internet business worldwide. Approximately $48 million of 2001 funded backlog is expected to be realized in 2002. Capital expenditures in 2001 were approximately $4 million and are expected to be fairly constant in 2002.

TRANSACTIONS WITH AFFILIATES

     Funded backlog at December 31, 2001 and 2000 includes $341 million and $267 million, respectively, as a result of transactions entered into with affiliates and related parties (primarily with Globalstar, Satmex, Europe*Star, XTAR and Spainsat) for the construction of satellites.

     The Company's consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands).

                                                 YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                               2001        2000        1999
                                             --------    --------    --------
Revenues...................................  $100,924    $161,730    $410,988
Interest and investment income.............     1,177      70,616      36,306
Interest expense capitalized on development
  stage enterprises........................       120       4,846      43,548
Profits relating to affiliate transactions
  not eliminated...........................     3,735      26,630      13,539
Amortization of excess carrying value,
  capitalized interest and intercompany
  profits related to investment in
  affiliates (see Other Matters --
  Accounting Pronouncements)...............      (538)     29,444          --

ACQUISITIONS AND INVESTMENTS

     The Company commenced operations in 1996 with equity holdings in affiliates, including SS/L and Globalstar. From 1997 through 2001, Loral accelerated its transformation from a company with extensive equity investments, to a major satellite manufacturer and provider of satellite services by making a number of acquisitions and investments that significantly affected its results of operations and financial condition, including the following transactions during the three years ended December 31, 2001:

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

     Europe*Star

     In December 1998, Loral finalized its strategic partnership with a subsidiary of Alcatel to jointly build and operate Europe*Star, a geostationary satellite system that commenced service in 2001. Europe*Star is a member of the Loral Global Alliance, which is led by Loral Skynet. Through December 31, 2001, Loral has invested $76 million in Europe*Star. As of December 31, 2001, Loral owned 47% of Europe*Star. Pursuant to the terms of the shareholders agreement, Loral has permitted Alcatel to fund additional expenditures to develop Europe*Star's business and infrastructure through $181 million in loans to the venture, which Alcatel claims are payable on demand.

  XTAR, L.L.C.

     XTAR, L.L.C. ("XTAR"), a newly formed joint venture between Loral and Hisdesat Servicios Estrategicos, S.A. ("Hisdesat"), a consortium comprised of leading Spanish telecommunications companies, including Hispasat, S.A., and agencies of the Spanish government, plans to construct and launch an X-band satellite by the end of 2003 to provide X-band services to government users in the United States and Spain, as well as other friendly and allied nations. XTAR is owned 56% by Loral (accounted for under the equity method since the Company does not control certain significant operating decisions) and 44% by Hisdesat. In addition, XTAR has agreed to lease certain transponders on the Spainsat satellite, which is being constructed for Hisdesat. As of March 4, 2002, the partners in proportion to their respective ownership interests, have contributed $20 million to XTAR and expect to fund an additional $35 million in 2002. XTAR expects to raise the remaining amount of the funds it needs to construct and launch its satellite through vendor and other third-party financings.

  Data Services

     Global Access

     On July 31, 1999, Loral's subsidiary, CyberStar LP, acquired Global Access, a business television unit of Williams Communications, Inc., for approximately $11 million in cash. Global Access provided business television, video conferencing and other communication services to companies in various parts of the world through networks operated in Singapore, Dallas, London and Johannesburg. Approximately $8 million of the purchase price was allocated to cost in excess of net assets acquired, which is being amortized over 10 years (see Accounting Pronouncements). Loral's consolidated financial statements include Global Access's results of operations from August 1, 1999. This acquisition was accounted for using the purchase method.

  Globalstar and GTL

     The Company accounts for its investment in Globalstar on the equity method due to its inability to control significant operating decisions at Globalstar. In 2000, Loral's allocated share of Globalstar's losses and Globalstar's impairment charges reduced Loral's investment in and advances to Globalstar to zero (see below). Accordingly, Loral has discontinued providing for its allocated share of Globalstar's net losses beginning in 2001. The Company accounts for its investment in Globalstar's $500 million credit facility at fair value, with changes in the value (net of tax) recorded as a component of other comprehensive loss (see Notes 3 and 12 to Loral's consolidated financial statements). The Company recognized unrealized net gains (losses) after taxes as a component of other comprehensive (loss) income of $(12) million and $33 million in 2001 and 2000, respectively, in connection with this security.

     In January 2001, Globalstar suspended indefinitely principal and interest payments on its debt and dividend payments on its redeemable preferred partnership interests in order to conserve cash for operations.

     On February 15, 2002, Globalstar and certain of its direct subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court for the District of Delaware (the "Court"). In connection therewith, Loral/Qualcomm Satellite Services, L.P., the managing general partner of Globalstar, its general partner, Loral/Qualcomm Partnership, L.P. ("LQP"), and certain of Loral's subsidiaries that serve as general partners of LQP also filed voluntary petitions with the Court. As a result of Globalstar's bankruptcy petition, several of Globalstar's debt facilities and other debt obligations have been accelerated and are immediately due and payable. Subcontractors have assumed $91 million of financing related to deferred billings SS/L has provided to Globalstar at December 31, 2001, which includes $46 million which is non-recourse to SS/L in the event of non-payment by Globalstar due to bankruptcy and is included in long-term liabilities in the consolidated balance sheets.

     Globalstar has reached an agreement with Loral and an informal committee of noteholders, representing approximately 17% principal amount of Globalstar's outstanding notes, regarding the substantive terms of a financial and legal restructuring of Globalstar's business. The proposed restructuring plan, which will have to be submitted for and will be subject to Court approval, calls for the establishment of a new Globalstar company which will, in addition to taking ownership of all of Globalstar's existing assets, acquire certain service provider operations, including Loral's investment in the Canadian service provider company. Under the proposed restructuring plan, if approved, the new company will initially be owned by Globalstar's existing noteholders and other unsecured creditors, including Loral, which would result in Loral initially holding about a 24% equity interest in the new company, prior to any dilution that may result from any new investments. The proposed plan also calls for the cancellation of all existing partnership interests in Globalstar, but contemplates, subject to the satisfaction of certain conditions, a rights offering to common and preferred shareholders in Globalstar Telecommunications Limited and Globalstar's creditors which could give them the option to purchase up to 15% of the common equity in the new company. The proposed plan, if approved, will also provide for mutual releases of claims related to Globalstar to be granted to and by various persons, including, among others, Globalstar, Globalstar's officers and directors, Loral and its affiliates, Globalstar partners, service providers acquired by Globalstar and the members of any official and informal committees of creditors. On March 5, 2002, the Court appointed an official committee of creditors. Although the majority of the members of the official committee are the members of the informal committee, there can be no assurance that the proposed restructuring plan, including Loral's proposed equity ownership in the new company, will be approved by Globalstar's remaining creditors or the Court.

     As of December 31, 2001, the Company's direct and indirect investment in connection with Globalstar related activities included about 39% of Globalstar's common equity (including GTL Common Stock), about 27% of its debt, an investment in Globalstar Telecommunications Limited preferred stock and investments in and advances to Globalstar service provider partnerships. During 2000, Loral recorded after-tax charges of approximately $1.4 billion related to its investment in and advances in connection with Globalstar related activities, which included its after-tax share of Globalstar's impairment charges of approximately $882 million and after-tax impairment charges of $112 million, resulting from the write-down of investments in and advances to Globalstar service provider partnerships to their estimated fair value. The Company's investment in Globalstar related activities as of December 31, 2001 was approximately $32 million, consisting primarily of the fair value of its investment in Globalstar's $500 million credit facility, which was based on the trading values of Globalstar's public debt at December 31, 2001. If Globalstar were unable to effectuate a successful restructuring, the Company's remaining investment in Globalstar's $500 million credit facility would be impaired, which, as discussed above, would have no effect on the Company's results of operations. Loral's investment in the 2002 operations of those Globalstar service provider ventures in which it participates as an equity owner is expected to be less than $5 million in 2002. These Globalstar service providers own and operate gateways, are licensed to provide services and, through their sales and marketing organizations, are actively selling Globalstar service, in their respective territories. See Note 7 to Loral's consolidated financial statements and Contractual Obligations and Other Commercial Commitments.

TAXATION

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

     As of December 31, 2001, the Company had net operating loss carryforwards of approximately $663 million, which includes $378 million related to foreign partner interests in Globalstar and CyberStar L.P. from which any realization is dependent upon Loral generating future taxable income that is effectively connected with the conduct of a U.S. trade or business (see Note 9 to Loral's consolidated financial statements). The loss carryforwards are available to reduce the Company's tax liability in the future and expire at varying dates from 2011 through 2020.

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

     Management believes that cash, available credit and cash flow from operations will be adequate to meet its expected cash requirements. At December 31, 2001, the Company has met all of the covenants and conditions under its various lending and funding arrangements and believes that it will continue to meet these covenants and conditions. The Satellite Credit Agreement, LSC Amended Credit Agreement, the indenture relating to Loral Orion's new senior notes and the indenture relating to Loral's 9.5% senior notes provide for cross default or cross acceleration provisions (see below).

  Debt

     Satellite Credit Agreement

     On December 21, 2001, Loral Satellite, Inc. ("Loral Satellite"), a subsidiary of Loral Space & Communications Corporation, which in turn is a subsidiary of Loral, entered into the first amendment to the $500 million secured credit agreement dated as of November 17, 2000 by and among Loral Satellite, Bank of America as Administrative Agent, and the other lending parties thereto (the "Satellite Credit Agreement"). The first amendment extended the expiration date of the $200 million revolving credit facility to January 7, 2005, and amended the amortization payment schedule on the $300 million term loan as follows: $11,250,000 per quarter commencing on March 31, 2002 through September 30, 2004, and $170,250,000 on January 7, 2005. The first amendment also effected certain changes to provisions relating to the collateral pool provided to lenders under the Loral Satellite credit facility and imposed additional limitations on the application of proceeds from any sale of assets from this collateral pool.

     Borrowings under the Satellite Credit Agreement bear interest, at Loral Satellite's option, at various rates based on fixed margins over the lead bank's base rate or the London Interbank Offer Rate for periods of one, two, three or six months. Loral Satellite pays a commitment fee on the unused portion of the revolver.

     The Satellite Credit Agreement is secured by certain assets of Loral Satellite, including the Telstar 6 and Telstar 7 satellites and the loans due to Loral under Globalstar's $500 million credit facility (see below). Based on third party valuations, management believes that the fair value of Telstar 6 and Telstar 7 is well in excess of $500 million. As of December 31, 2001, the net book value of Telstar 6 and Telstar 7 was approximately $328 million. In addition, as part of the first amendment, lenders under the Satellite Credit Agreement received a junior lien on the assets of Loral SpaceCom Corporation ("LSC") and its subsidiaries pledged in favor of the banks under the LSC Amended Credit Agreement.

     Loral has also agreed to guarantee Loral Satellite's obligations under the Satellite Credit Agreement, which guarantee agreement contains a minimum net worth covenant.

     The Satellite Credit Agreement contains financial covenants, including maintenance of a minimum collateral coverage ratio, minimum net worth and minimum EBITDA. The Satellite Credit Agreement also contains customary limitations, including those on indebtedness, fundamental changes, asset sales, dividends (except that Loral Satellite may pay dividends to its parent provided that the first $100 million of cash transferred to its parent must be in the form of an intercompany note), investments, capital expenditures, creating liens (other than those created pursuant to the Satellite Credit Agreement), prepayments or amendments of indebtedness, and transactions with affiliates.

     Proceeds from the Satellite Credit Agreement were used by Loral Satellite to purchase all of the creditors' interests in the loans outstanding under Globalstar's $500 million credit agreement (see Acquisitions and Investments). The guarantee of Globalstar's $500 million credit agreement that had been provided by Loral Satellite and Loral SatCom Ltd., a subsidiary of Loral, was terminated and released in connection with this transaction.

     LSC Amended Credit Agreement

     On December 21, 2001, LSC entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, and the other lenders parties thereto (the "LSC Amended Credit Agreement"). The LSC Amended Credit Agreement provides for a $200 million revolving credit facility expiring January 7, 2005 and a $400 million term loan subject to the following amortization payment schedule: $5 million on each of March 31, June 30, and September 30, 2002; $25 million on December 31, 2002; $5 million on each of March 31, June 30, September 30 and December 31, 2003; $20 million on each of March 31, June 30 and September 30, 2004; and $280 million on January 7, 2005. Borrowings under the LSC Amended Credit Agreement bear interest, at LSC's option, at various rates based on margins over the lead bank's base rate or the London Interbank Offered Rate for periods of one, two, three or six months. The margin levels have increased under the new amended agreement and are fixed through September 30, 2002. As a result of this increase in margin levels, interest costs will increase by approximately $11 million annually. LSC pays a commitment fee on the unused portion of the revolver.

     The LSC Amended Credit Agreement contains financial covenants of LSC and its subsidiaries, such as maintenance of interest coverage, leverage ratios and minimum net worth. The LSC Amended Credit Agreement also contains limitations on LSC and its subsidiaries, including those on indebtedness, liens, fundamental changes, asset sales, dividends, investments, capital expenditures, transactions with affiliates and certain other intercompany transactions. The LSC Amended Credit Agreement allows dividend payments to Loral if cumulative dividend payments do not exceed 50% of its cumulative consolidated net income and the ratio of its funded debt to EBITDA is less than 3.0 to 1.0. For the year ended December 31, 2001, Loral SpaceCom had no capacity under this covenant to pay Loral any dividends.

     The LSC Amended Credit Agreement is secured by substantially all of the assets of and the stock of LSC and its subsidiaries, including SS/L. LSC's obligations under the LSC Amended Credit Agreement have been guaranteed by certain of LSC's subsidiaries, including SS/L. See Other Commercial Commitments discussed below.

     Loral Orion Debt Agreements

     On December 21, 2001, Loral Orion completed exchange offers and consent solicitations by issuing $613 million principal amount of new senior notes due 2006 guaranteed by Loral, in exchange for the extinguishment of $841 million principal amount of Loral Orion senior notes due in 2007 and senior discount notes due 2007 as discussed below. As part of the exchange, Loral issued to the new note holders 6.04 million five-year warrants to purchase Loral common stock (approximately 1.8% of the Company's outstanding common stock) at a price of $2.37 per share. The warrants were valued at $7 million using the Black Scholes option pricing model with the following assumptions: stock volatility, 75%, risk free interest rate, 4.36%, and no dividends during the expected term. Principal amount of $37 million of the existing senior notes and principal amount of $49 million of the existing senior discount notes remain outstanding at their original maturities and interest rates.

     The interest rate on the new senior notes is 10%, a reduction from the 11.25% interest rate on the existing senior notes and the 12.5% rate on the existing senior discount notes. Interest is payable semi-annually on July 15 and January 15, beginning July 15, 2002. As a result of the lower interest rate and the $229 million reduction in principal amount of debt, Loral Orion's annual cash interest payments will be reduced by approximately $39 million. Under U.S. generally accepted accounting principles dealing with debt restructur-ings, the Company recorded an after-tax extraordinary gain of $22 million on the exchange, after expenses of $8 million. The carrying value of the new senior notes on the balance sheet is $904 million, although the actual principal amount of the new senior notes is $613 million. The difference between this carrying value and the actual principal amount of the new senior notes will be amortized over the life of the new senior notes, fully offsetting interest expense through maturity of the new senior notes. The indenture relating to the new senior notes contains limitations on Loral Orion and its subsidiaries, including, without limitation, restrictions on Loral Orion's ability to pay dividends or make loans to Loral.

     In connection with the consummation of the exchange offer, LSC canceled its $79.7 million intercompany note issued to it by Loral Orion, which ranked pari passu to senior debt, in exchange for the transfer of Loral Orion's data services business and the issuance of a new note to LSC in the principal amount of $29.7 million due 2006, having an interest rate of 10% per annum payable in kind, subordinated to Loral Orion's New Senior Notes. Loral Orion's data services business was transferred to a newly-formed subsidiary of Loral, which assumed the name "Loral CyberStar, Inc".

     Other Debt Agreements

     In January 1999, Loral sold $350 million of 9.5% senior notes due 2006. The related indenture contains customary covenants, including, without limitation, restrictions on incurring indebtedness and paying dividends.

  Equity

     On April 16, 2001, the Company completed exchange offers for its Series C Preferred Stock and its Series D Preferred Stock. As a result, 3.7 million shares of its Series C Preferred Stock and 1.9 million shares of its Series D Preferred Stock were tendered and exchanged (representing approximately 27% and 24%, respectively, of the outstanding shares of the two issues) into 30.9 million shares of the Company's common stock. Loral incurred non-cash dividend charges in the second quarter of 2001 of approximately $29 million, which primarily relates to the difference between the value of the common stock issued in the exchange offers and the value of the shares that were issuable under the stated conversion terms of the preferred stock. The non-cash dividend charges had no impact on Loral's total shareholders' equity as the offset was an increase in common stock and paid-in capital. In addition, Loral will save approximately $17 million annually in preferred dividend payments and will avoid approximately $277 million in mandatory redemptions in 2006 and 2007.

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

     In February 2000, 1.4 million shares of Series C Preferred Stock were converted into 3.5 million shares of Loral common stock. In connection with this conversion, Loral issued to converting holders 332,777 additional shares of its common stock, which approximated the dividend prepayments to which they would have been entitled if a provisional redemption of those securities had been made (which resulted in a non-cash dividend charge of $6 million).

     The Company has the ability to make the mandatory redemption payments due on its Series C and Series D Preferred Stock in cash, common stock, or a combination of the two. The number of shares of the Company's common stock to be issued on redemption is based on the aggregate redemption value divided by the average of the volume weighted average daily price of the Company's common stock for the 10 trading-day period ending on the second business day prior to the redemption date (approximately $2.26 per share at December 31, 2001). The mandatory redemption payments are due in 2006 for the Series C Preferred Stock and in 2007 for the Series D Preferred Stock. The exact number of shares of the Company's common stock that may be issued on a mandatory redemption date cannot be determined at this time, but may involve the issuance of a significant number of shares of our common stock. That number will depend on a number of factors not known today, such as the price of the Company's common stock and the number of shares of the Company's preferred stock outstanding at that time. The Company has in the past from time to time effected voluntary exchanges of its preferred stock for common stock. To the extent that the Company makes such additional exchanges in the future, the Company will reduce the number of shares of its preferred stock subject to redemption in 2006 and 2007. However, there is no guarantee that theses exchanges will or can be made in the future.

  Cash and Available Credit

     As of December 31, 2001, Loral had $229 million of cash and available credit (including $69 million of available credit from the credit facilities described above under the captions "Satellite Credit Agreement" and "LSC Amended Credit Agreement").

  Net Cash Provided by (Used in) Operating Activities

     Net cash provided by operating activities for 2001 was $169 million, primarily due to the net loss as adjusted for non-cash items of $139 million, increases in customer advances of $78 million, primarily resulting from the timing of satellite program milestone payments and inventories of $22 million due to progress on satellite programs, offset by increases in long-term receivables of $45 million due to increases in orbital incentives and vendor financing and decreases in long-term liabilities of $31 million primarily due to decreases in vendor financing.

     Net cash provided by operating activities for 2000 was $258 million, primarily due to the net loss as adjusted for non-cash items of $71 million, decreases in contracts-in-process of $185 million primarily as a result of collections on two significant customer contracts, inventories of $31 million due to progress on satellite programs and deposits of $34 million due to the assignment of launch vehicles for satellite programs, offset by a decrease in accounts payable of $77 million primarily due to launch vehicle payments.

  Net Cash Used in Investing Activities

     Net cash used in investing activities for 2001 was $247 million, primarily as a result of capital expenditures of $238 million mainly for the construction of satellites.

     Net cash used in investing activities for 2000 was $377 million, primarily as a result of capital expenditures of $424 million mainly for the construction or acquisition of satellites (including $181 million for the final payment for Telstar 10/Apstar IIR), $169 million of investments in affiliates and the purchase of Globalstar loans of $68 million, offset by a reduction in restricted and segregated cash of $187 million and proceeds from sales of available-for-sale securities and investments of $97 million.

  Net Cash (Used in) Provided by Financing Activities

     Net cash used in financing activities for 2001 was $156 million, primarily due to net payments of debt obligations and costs of $120 million and preferred dividends of $52 million, offset by proceeds from common stock issuance of $16 million.

     Net cash provided by financing activities for 2000 was $273 million, primarily due to net proceeds of $388 million from the Company's issuance of Series D Preferred Stock and proceeds from common stock issuance of $26 million, offset by net repayments of debt obligations of $80 million and preferred dividends of $62 million.

OTHER LIQUIDITY MATTERS

  Fixed Satellite Services

     Satellites are carefully built and tested and have some redundant components to save the satellite in case of a component failure. Due to the failure of primary components, certain of our satellites are currently operating using back-up components. If these back-up components fail and the primary components cannot be restored, these satellites could lose a significant amount of capacity or be total losses which, until replacement satellites are placed in-orbit, would result in lost revenues and lost profits to the Company.

     Loral Orion

     Loral Orion anticipates it will have additional requirements over the next three years to fund the replacement of Telstar 11 which is expected to reach the end of its useful life in 2005. To the extent that excess cash flow from Loral Orion's satellites is not sufficient to meet these requirements, Loral Orion will need to secure funding from Loral, or raise additional financing to fund this requirement. Sources of additional capital may include public or private debt, vendor financing, equity financings or strategic investments. To the extent that Loral Orion seeks to raise additional debt financing, its indenture relating to its 10% senior notes limits the amount of such additional debt to $100 million for such replacement satellite and prohibit Loral Orion from using Telstar 11, Telstar 10/Apstar IIR and Telstar 12 as collateral for indebtedness.

     Telstar 12, originally intended to operate at 12 degrees W.L., was launched aboard an Ariane launch vehicle in October 1999 into the orbital slot located at 15 degrees W.L., and commenced operations in January 2000. Under an agreement reached with Eutelsat, Loral Orion agreed to operate Telstar 12 at 15 degrees W.L. while Eutelsat continues to develop its services at 12.5 degrees W.L. Eutelsat has in turn agreed not to use its 14.8 degrees W.L. orbital slot and to assert its priority rights at such location on Loral Orion's behalf. As part of this coordination effort, Loral Orion agreed to provide to Eutelsat four 54 MHz transponders on Telstar 12 for the life of the satellite and has retained risk of loss with respect to those transponders. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, Loral continues to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees W.L. If these discussions are not successful, Telstar 12's useable capacity may be reduced.

     On September 28, 1999, Loral Orion purchased from APT Satellite Company Limited ("APT") for approximately $273 million, the rights to all transponder capacity and existing customer leases on the Apstar IIR satellite (except for one C-band transponder retained by APT), and renamed the satellite the Telstar 10/Apstar IIR satellite. Loral Orion has full use of the transponders for the remaining life of Telstar 10/Apstar IIR. Loral Orion also has the right to provide replacement satellites upon the end of life of Telstar 10/Apstar IIR, for which it will be required to pay a fee to APT for the right to use the orbital slot.

  Satmex

     Satmex currently has two satellites in orbit (Solidaridad 2 and Satmex 5) and one satellite in inclined orbit (Morelos 2). In August 2000, Satmex announced that its Solidaridad 1 satellite ceased operation and was irretrievably lost. The loss was caused by the failure of the back-up control processor on board the satellite. Solidaridad 1, which was built by Hughes Space and Communications ("Hughes") and launched in 1994, experienced a failure of its primary control processor in April 1999, and had been operating on its back-up processor since that time. The majority of Solidaridad 1 customers were provided replacement capacity on other Satmex satellites or on satellites operated by Loral Skynet. Satmex received net insurance proceeds of $235 million relating to the loss of Solidaridad 1. In connection with this loss, Satmex recognized an after-tax gain of $67 million in 2000 and $5 million in 2001, which resulted from the insurance proceeds in excess of the carrying amount of the satellite and the incremental costs associated with providing replacement capacity, as required by its contracts with its customers. Satmex has contracted with SS/L to build a replacement satellite. This satellite, known as Satmex 6, is scheduled to be launched in the first quarter of 2003, and is designed to provide broader coverage and higher power levels than any other satellite currently in the Satmex fleet.

     At December 31, 2001, Solidaridad 2 had a remaining estimated useful life of seven years. Solidaridad 2 was also manufactured by Hughes and is similar in design to Solidaridad 1 and to other Hughes satellites which have experienced in-orbit component failures. While Satmex has obtained in-orbit insurance for Solidaridad 2, a satellite failure may result in a drop in Satmex's profits, which loss of profits would not be insured. The in-orbit insurance for Solidaridad 2 expires in November 2002. Satmex cannot guarantee that it will be able to renew the insurance at the end of this period, or that if renewal is available, that it would be on acceptable terms. For example, a renewal policy for Solidaridad 2 may not insure against an in-orbit failure due to the loss of the satellite's control processor, the same component that caused the loss of Solidaridad 1 and other Hughes satellites. An uninsured loss would have a material adverse effect on Satmex's results of operations and financial condition.

     In August 2001, the Mexican government granted market access rights for satellites owned by non-Mexican satellite operators, including SES Global and PanAmSat, resulting in increased competition for Satmex.

     In connection with the privatization of Satmex by the Mexican Government of its fixed satellite services business, Loral and Principia formed a joint venture, Firmamento Mexicano, S.A. de R.L. de C.V. ("Holdings"). In 1997, Holdings acquired 75% of the outstanding capital stock of Satmex. As part of the acquisition, Servicios Corporativos Satelitales, S.A. de C.V. ("Servicios"), a wholly owned subsidiary of Holdings, issued a seven-year Government Obligation ("Government Obligation") to the Mexican Government in consideration for the assumption by Satmex of the debt incurred by Servicios in connection with the acquisition. The Government Obligation had an initial face amount of $125 million, which accretes at 6.03% and expires in December 2004. The debt of Satmex and Holdings is non-recourse to Loral and Principia. However, Loral and Principia have agreed to maintain assets in a collateral trust in an amount equal to the value of the Government Obligation through December 30, 2000 and, thereafter, in an amount equal to 1.2 times the value of the Government Obligation until maturity. As of December 31, 2001, Loral and Principia have pledged their respective shares in Holdings in such trust. Loral has a 65% economic interest in Holdings and a 49% indirect economic interest in Satmex. Loral accounts for Satmex using the equity method. The covenants of Satmex's debt instruments restrict the ability of Satmex to pay dividends to Loral.

Contractual Obligations and Other Commercial Commitments

     The following tables aggregate the contractual obligations and other commercial commitments of Loral as of December 31, 2001 (in thousands).

CONTRACTUAL OBLIGATIONS:

                                                                 PAYMENTS DUE BY PERIOD
                                                  -----------------------------------------------------
                                       TOTAL       1 YEAR    2 - 3 YEARS   4 - 5 YEARS    AFTER 5 YEARS
                                     ----------   --------   -----------   -----------    -------------
Debt(1)............................  $2,062,724   $ 89,327    $166,560     $1,720,330       $ 86,507
Operating leases(2)................     347,396     67,472      77,524         56,754        145,646
Unconditional purchase
  obligations(3)...................     397,005    247,729      26,976         38,375         83,925
Other long-term obligations(4).....     150,197     59,552      36,941          3,559         50,145
Preferred stock redemptions(5).....     797,533         --          --        491,994        305,539
                                     ----------   --------    --------     ----------       --------
Total contractual cash
  obligations......................  $3,754,855   $464,080    $308,001     $2,311,012       $671,762
                                     ==========   ========    ========     ==========       ========

OTHER COMMERCIAL COMMITMENTS:

                                    TOTAL             AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                   AMOUNTS      -------------------------------------------------------
                                  COMMITTED      1 YEAR     2 - 3 YEARS    4 - 5 YEARS    AFTER 5 YEARS
                                  ----------    --------    -----------    -----------    -------------
Standby letters of credit and
  guarantees(6).................  $   33,752    $ 30,110     $     --      $       --       $  3,642
                                  ==========    ========     ========      ==========       ========

---------------
(1) Represents cash obligations for principal payments and does not include differences in carrying values and principal amounts for Loral Orion senior notes that are amortized over the life of the notes.

(2) Represents future minimum payments under operating leases with initial or remaining terms of one year or more, net of sub-lease rentals of $5.4 million.

(3) SS/L has entered into various purchase commitments with suppliers due to the long lead times required to produce purchased parts and launch vehicles. The commitments included for launch vehicles represent minimum amounts due if the contract is terminated, net of deposits which the Company believes can be offset against these minimum amounts. Additional amounts will be incurred upon utilization of launch vehicles.

(4) Primarily represents vendor financing owed to sub-contractors, of which $46 million is non-recourse to SS/L in the event of non-payment by Globalstar due to bankruptcy, and committed partner contributions to joint ventures.

(5) Preferred stock can be redeemed in cash, Loral common stock or a combination of both.

(6) Letters of credit have a maturity of one year and are renewed annually. Includes $14 million of contingent liabilities in connection with Globalstar service provider partnerships.

COMMITMENTS AND CONTINGENCIES

     Loral Skynet has entered into prepaid leases and sales contracts relating to transponders on its satellites. Under the terms of these agreements, Loral Skynet continues to operate the satellites which carry the transponders and originally provided for a warranty for a period of 10 to 14 years, in the case of sales contracts (twelve transponders), and the lease term, in the case of the prepaid leases (nine transponders). Depending on the contract, Loral Skynet may be required to replace transponders which do not meet operating specifications. All customers are entitled to a refund equal to the reimbursement value if there is no replacement, which is normally covered by insurance. In the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer.

     Twelve of the satellites built by SS/L and launched since 1997, five of which are owned and operated by Loral's subsidiaries or affiliates, have experienced minor losses of power from their solar arrays. Although to date, neither the Company nor any of the customers using the affected satellites have experienced any degradation in performance, there can be no assurance that one or more of the affected satellites will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite's design, when in the life of the affected satellite the loss occurred and the number and type of use being made of transponders then in service. A complete or partial loss of satellites could result in a loss of orbital incentive payments and, in the case of satellites owned by Loral subsidiaries and affiliates, a loss of revenues and profits. With respect to satellites under construction and construction of new satellites, based on its investigation of the matter, SS/L has identified and has implemented remedial measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, the Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

     In September 2001, the PAS 7 satellite built by SS/L for PanAmSat experienced an electrical power failure on its solar arrays that resulted in the loss of use of certain transponders on the satellite. As a result, PanAmSat has claimed that under its contract with SS/L it is entitled to be paid $16 million. SS/L disputes this claim. SS/L believes that this failure is an isolated event and does not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, SS/L does not believe that this anomaly will affect other on-orbit satellites built by SS/L. However, in connection with the renewal of the insurance for the Telstar 10/Apstar IIR satellite in October 2001, the insurance underwriters have excluded losses due to solar array failures, since Telstar 10/Apstar IIR was manufactured by SS/L and has the same solar array configuration as PAS 7. Loral is currently in discussions with its insurers to remove this exclusion from the Telstar 10/Apstar IIR policy, in return for a deductible for losses arising from electrical problems on the satellite's solar arrays. There can be no assurance that these discussions will be successful. Three other satellites operated by Loral Skynet have the same solar array configuration as Telstar 10/Apstar IIR. There can be no assurance that the insurers will not require similar exclusions in connection with renewals of insurance for these satellites in 2003 and 2004. In addition, the PAS 8 satellite has experienced minor losses of power from its solar arrays, the cause of which is unrelated to the loss of power on the PAS 7 satellite. PanAmSat has claimed that under its contract with SS/L it is entitled to be paid $7.5 million as a result of these minor power losses. SS/L disputes this claim. SS/L and PanAmSat are in discussions to resolve this matter.

     SS/L has contracted to build a spot beam, Ka-band satellite for a customer planning to offer broadband data services directly to the consumer. The customer has failed to make certain payments due to SS/L under the contract and has asserted that SS/L is not able to meet the contractual delivery date for the satellite. As of December 31, 2001, SS/L had billed and unbilled accounts receivable and vendor financing arrangements of $47 million with this customer. SS/L and the customer have entered into an agreement that provides that, until May 1, 2002, neither party will assert that the other party is in default under the contract, and the parties are currently engaged in discussions to resolve their outstanding issues. In addition, SS/L and the customer have agreed to suspend work on the satellite during these discussions, pending the outcome of the discussions. If the parties do not resolve their issues, it is likely that each party would assert that the other is in default. The contract provides that SS/L may terminate the contract for a customer default 90 days after serving a notice of default if the default is not cured by the customer; upon such a default, SS/L would be entitled to recover the contractually agreed price of items delivered and accepted prior to termination and 115% of its actual costs incurred for items not delivered prior to termination. The contract also provides that the customer may terminate the contract for an SS/L default 133 days after serving a notice of default if the default is not cured by SS/L; upon such a default, SS/L would be obligated to refund all amounts previously paid by the customer, $78 million as of December 31, 2001, plus interest. Based on the discussions currently in progress with the customer and other parties who may be interested in the satellite, management's assessment of the market opportunities for the satellite and consideration of the satellite's estimated value, management does not believe that this matter will have a material adverse effect on the consolidated financial position or results of operations of Loral.

     SS/L was a party to an Operational Agreement with Alcatel Space Industries, pursuant to which the parties had agreed to cooperate on certain satellite programs, and an Alliance Agreement with Alcatel Space together with Alcatel Space Industries, Alcatel, pursuant to which Alcatel had certain rights with respect to SS/L, including the right to appoint two representatives to SS/L's seven-member board of directors, rights to approve certain extraordinary actions and certain rights to purchase SS/L shares at fair market value in the event of a change of control (as defined) of either Loral or SS/L. The agreements between Alcatel and SS/L were terminable on one year's notice, and, on February 22, 2001, Loral gave notice to Alcatel that they would expire on February 22, 2002. In April 2001, Alcatel commenced an arbitration proceeding challenging the effectiveness of Loral's notice of termination and asserting various alleged breaches of the agreements by SS/L relating to the exchange of information and other procedural or administrative matters. In February 2002, the arbitral tribunal upheld the validity of Loral's termination effective February 22, 2002 and Alcatel's claims as to certain breaches. The arbitral tribunal has provided both parties with an opportunity to file any additional claims or counterclaims they may have. In March 2002, Alcatel submitted additional claims against Loral and SS/L and is seeking at least $330 million in damages in respect of all of its claims. We believe that Alcatel's claims for damages are without merit and have been asserted for competitive reasons to disadvantage SS/L and that this matter will not have a material adverse effect on our consolidated financial position or results of operations. Loral and SS/L will have the opportunity and intend to assert counterclaims against Alcatel in April 2002. The arbitral tribunal will decide at a later date whether any of Alcatel's claims or Loral's or SS/L's counterclaims give rise to damages.

     The launch of ChinaSat-8 has been delayed pending SS/L's obtaining the approvals required for the launch. On December 23, 1998, the Office of Defense Trade Controls, or ODTC, of the U.S. Department of State temporarily suspended a previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. In addition, SS/L was required to re-apply for new export licenses from the State Department to permit the launch of ChinaSat-8 on a Long March launch vehicle when the old export licenses issued by the Commerce Department, the agency that previously had jurisdiction over satellite licensing, expired in March 2000. On January 4, 2001, the ODTC, while not rejecting these license applications, notified SS/L that they were being returned without action. On January 9, 2002, Loral, SS/L and the United States Department of State entered into a consent agreement (the "Consent Agreement") settling and disposing of all civil charges, penalties and sanctions associated with alleged violations by SS/L of the Arms Export Control Act and its implementing regulations. The conduct that gave rise to the alleged violations occurred in connection with the participation of certain SS/L employees on an independent review committee formed in the wake of a 1996 crash of a Long March rocket in China, the purpose of which was to consider whether studies of the crash made by the Chinese had correctly identified the cause of the failure. Loral has been informed that the Justice Department has terminated its investigation of SS/L relating to this matter and has declined to pursue the matter further. The Consent Agreement provides that SS/L will pay the State Department a civil penalty totaling $14 million over seven years, without interest, the present value of which ($12 million) is reflected as a charge to Loral's earnings in the fourth quarter of 2001. The Consent Agreement also assesses an additional penalty of $6 million, which is suspended on the condition that Loral and SS/L apply this amount over the next seven years towards the implementation of export control compliance measures. The Consent Agreement provides that the State Department agrees, assuming the Company's and SS/L's faithful adherence to the terms of the consent agreement, and the Arms Export Control Act and its implementing regulations, that decisions concerning export licenses for the ChinaSat-8 spacecraft will be made on the basis of the security and foreign policy interests of the United States, including matters relating to U.S. relations with the People's Republic of China, without reference to the State Department's previously expressed concerns regarding SS/L's reliability, which concerns are considered to be appropriately mitigated through the operation of various provisions of the consent agreement. Discussions between SS/L and the State Department regarding SS/L's obtaining the approvals required for the launch of ChinaSat-8 are continuing.

     In December 1999, SS/L reached an agreement with ChinaSat to extend the date for delivery of the ChinaSat-8 satellite to July 31, 2000. In return for this extension and other modifications to the contract, SS/L provided to ChinaSat three transponders on Telstar 10/Apstar IIR for ChinaSat's use for the life of those transponders. As a result, the Company recorded a charge to earnings of $35 million in 1999. If ChinaSat were to terminate its contract with SS/L as a result of these delays, SS/L may have to refund $134 million in advances received from ChinaSat and may incur penalties of up to $11 million and believes it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer, which resale cannot be guaranteed. To the extent that SS/L is able to recover some or all of its $52 million deposit payment on the Chinese launch vehicle, this recovery would offset a portion of such payments. There can be no assurance, however, that SS/L will be able either to obtain a refund from the launch provider or to find a replacement customer for the Chinese launch vehicle.

     SS/L is required to obtain licenses and enter into technical assistance agreements, presently under the jurisdiction of the State Department, in connection with the export of satellites and related equipment, as well as disclosure of technical data to foreign persons. Delays in obtaining the necessary licenses and technical assistance agreements may result in the cancellation of, or delay SS/L's performance on, existing contracts, and, as a result, SS/L may incur penalties or lose incentive payments under these contracts.

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

     Globalstar Related Matters. On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited ("GTL") and Globalstar, L.P. ("Globalstar") against GTL, Loral, Bernard L. Schwartz and other defendants were consolidated into one action titled In re: Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation, Loral and Bernard L. Schwartz alleging (a) that all defendants (except Loral) violated
Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar's business and prospects, (b) that defendants Loral and Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of Globalstar, (c) that defendants GTL and Schwartz are liable under Section 11 of the Securities Act of 1933 (the "Securities Act") for untrue statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Loral and Schwartz are secondarily liable under Section 15 of the Securities Act for GTL's primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related or affiliated therewith. On February 25, 2002, Loral and Mr. Schwartz filed a motion to dismiss the amended complaint in its entirety as to Loral and Mr. Schwartz.

     On March 2, 2001, the seven separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of common stock of Loral Space & Communications Ltd. ("Loral") against Loral, Bernard L. Schwartz and Richard Townsend were consolidated into one action titled In re: Loral Space & Communications Ltd. Securities Litigation. The lead plaintiff has been granted until April 18, 2002 to serve a consolidated amended class action complaint. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related or affiliated therewith. The original complaints alleged (a) that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar's and Loral's business and prospects, and (b) that Messrs. Schwartz and Townsend are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of Loral.

     Loral believes that it has meritorious defenses to the above Globalstar related class action lawsuits and intends to pursue them vigorously.

     Loral holds debt obligations from Globalstar (see Note 7 to the consolidated financial statements). Globalstar's proposed restructuring plan, which will be submitted to and subject to bankruptcy court approval, contemplates the creation of a new company, which will initially be owned by Globalstar's existing noteholders and other unsecured creditors, including Loral. In other situations in the past, challenges have been initiated seeking subordination or recharacterization of debt held by an affiliate of an issuer. While Loral knows of no reason why such a claim would prevail with respect to the debt Loral holds in Globalstar, there can be no assurance that such claims will not be made in Globalstar's bankruptcy proceeding. If such claims were to prove successful, it will jeopardize the amount of equity interest Loral will ultimately receive in the new Globalstar company. Moreover, actions may be initiated in Globalstar's bankruptcy proceeding seeking to characterize payments previously made by Globalstar to Loral prior to the filing date as preferential payments subject to repayment. Loral may also find itself subject to other claims brought by Globalstar creditors and securities holders, who may seek to impose liabilities on Loral as a result of our relationship with Globalstar. For instance, Globalstar's creditors may seek to pierce the corporate veil in an attempt to recover Globalstar obligations owed to them that are recourse to Loral's subsidiaries, which are general partners in Globalstar and have filed for bankruptcy protection. Globalstar's cumulative partners deficit at September 30, 2001, was $2.81 billion. Globalstar's proposed restructuring plan contemplates that mutual releases of claims related to Globalstar would be granted to and by various persons, including, among others, Loral and its affiliates, Globalstar, Globalstar's officers and directors, Globalstar partners, service providers acquired by Globalstar and the members of any official and informal committee of creditors. There can be no assurance that these releases will be approved by the bankruptcy court or, if approved, as to the scope of any releases finally obtained.

     In May 2000, Globalstar finalized $500 million of vendor financing arrangements with Qualcomm. The original terms of this vendor financing provided for interest at 6%, a maturity date of August 15, 2003 and required repayment pro rata with the term loans due to Loral under Globalstar's $500 million credit facility. As of December 31, 2001, $608 million was outstanding under this facility (including $108 million of capitalized interest).

     Loral has agreed that if the principal amount outstanding under the Qualcomm vendor financing facility exceeds the principal amount due Loral under Globalstar's $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As of December 31, 2001, Loral had no guarantee obligation.

OTHER MATTERS

  Insurance Costs

     The Company has received indications that the satellite industry will be faced with significantly higher premiums on launch and in-orbit insurance in the future and significantly shorter coverage periods than those that have been available in the past. Any such increase will increase the cost of doing business for the industry, including both the Company's satellite manufacturing and fixed satellite services segments. The Company intends to pass on such increased cost to its customers. There can be no assurance, however, that it will be able to do so.

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

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The Company adopted the applicable disclosure requirements of SFAS 140 in its consolidated financial statements for the year ended December 31, 2000. The Company has determined that there was no effect on the

Company's consolidated financial position or results of operations relating to the adoption of the other provisions of SFAS 140.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS 142 on January 1, 2002. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill with an expected net carrying value of approximately $892 million at the date of adoption and annual amortization of approximately $27 million that resulted from business combinations completed prior to the adoption of SFAS 141. Based on management's preliminary evaluation under the new transitional impairment test in SFAS 142, the Company expects to record a non-cash charge in the first quarter of 2002 to write-off a portion or all of its goodwill. Any transitional impairment loss will be recognized as a change in accounting principle.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt SFAS 143 on January 1, 2003. The Company has not yet determined the impact that the adoption of SFAS 143 will have on its results of operations or its financial position.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company is required to adopt SFAS 144 on January 1, 2002. The Company expects that there will be no effect on the Company's consolidated financial position or results of operations relating to the adoption of SFAS 144.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Foreign Currency

     The Company, in the normal course of business, is subject to the risks associated with fluctuations in foreign currency exchange rates. Loral routinely enters into forward exchange contracts to establish with certainty the U.S. dollar amount of future anticipated cash receipts and payments and firm commitments for cash payments denominated in a foreign currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. As of December 31, 2001, the Company had foreign currency exchange contracts (forwards) with several banks to purchase and sell foreign currencies, primarily Japanese yen, with aggregate notionals of $176.1 million. Such contracts were designated as hedges of certain foreign contracts and subcontracts to be performed by SS/L through May 2006. The fair value of these forward contracts based on quoted market prices as of December 31, 2001 and 2000 was $20.0 million and $6.4 million, respectively.

     The Company is exposed to credit-related losses in the event of non-performance by counter parties to these financial instruments, but does not expect any counter party to fail to meet its obligation. The maturity of foreign currency exchange contracts held as of December 31, 2001 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts and payments to vendors under subcontracts. These foreign exchange contracts mature as follows (in thousands):

                                          TO PURCHASE                         TO SELL
                                -------------------------------   -------------------------------
                                                AT        AT                     AT         AT
           YEARS TO                EURO      CONTRACT   MARKET      EURO      CONTRACT    MARKET
           MATURITY               AMOUNT       RATE      RATE      AMOUNT       RATE       RATE
           --------             ----------   --------   -------   ---------   --------   --------
1.............................      12,452    $11,059   $10,912          --        $--        $--
                                ==========   ========   =======   =========   ========   ========

                                         TO PURCHASE                         TO SELL
                                ------------------------------   --------------------------------
                                               AT        AT                      AT         AT
           YEARS TO                YEN      CONTRACT   MARKET       YEN       CONTRACT    MARKET
           MATURITY              AMOUNT       RATE      RATE       AMOUNT       RATE       RATE
           --------             ---------   --------   -------   ----------   --------   --------
1.............................  2,642,379   $24,225    $20,403    5,575,661   $ 54,124   $ 42,943
2.............................    285,004     2,997      2,248    4,965,949     49,837     39,421
3.............................         --        --         --    2,068,907     19,985     17,334
4.............................         --        --         --      301,680      3,025      2,724
5.............................    413,130     5,134      3,950      450,840      5,674      4,316
                                ---------   -------    -------   ----------   --------   --------
                                3,340,513   $32,356    $26,601   13,363,037   $132,646   $106,739
                                =========   =======    =======   ==========   ========   ========

     Loral does not enter into foreign currency transactions for trading or speculative purposes. Loral attempts to limit our exposure to credit risk by executing foreign contracts with high-quality financial institutions. A discussion of our accounting policies for derivative financial instruments is included in the notes to Loral's consolidated financial statements.

  Interest

     The Company's primary interest rate exposure is to loss of earnings and cash flow that could result from the movement in market interest rates on its long-term debt requirements. As of December 31, 2001, approximately 58% of the Company's outstanding debt had fixed interest rates. The Company strives to manage its interest rate risk by balancing the composition of its fixed versus variable rate borrowings combined with the monitoring of the overall level of borrowings and does not actively manage its interest rate risk through the use of derivatives or other financial instruments. The Company does not believe that movements in the fair value of its outstanding debt, represents a significant quantitative risk.

As of December 31, 2001, the carrying value of the Company's long-term debt was $2.36 billion and the fair value of such debt was $1.65 billion. The fair value of the Company's long-term debt is based on carrying value for those obligations that have short term variable interest rates on the outstanding borrowings and quoted market prices for obligations with long-term or fixed interest rates. The table below provides information about the carrying amount of the Company's market sensitive long-term debt obligations by fiscal year of maturity (in thousands).

                                           FOR THE YEARS ENDED DECEMBER 31,
                                  ---------------------------------------------------
                                   2002      2003      2004       2005        2006      THEREAFTER
                                  -------   -------   -------   --------   ----------   ----------
Fixed rate debt.................  $49,470   $64,751   $64,927   $ 65,328   $1,028,480    $86,605
Weighted average fixed interest
  rate..........................    10.03%    10.03%    10.02%     10.02%       10.01%     11.98%
Variable rate debt (weighted
  average interest rate of 6.15%
  at December 31, 2001).........  $87,146   $67,146   $95,896   $753,392   $       --    $    --

     Approximately $291 million of the difference between the carrying amount and the fair value of the Company's long-term debt as of December 31, 2001 is attributable to the accounting for the Loral Orion exchange offers (see Note 8 to the consolidated financial statements).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Financial Statement Schedules on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Information required for this item will be presented in the Company's 2001 definitive proxy statement which is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning the executive officers of Loral as of March 1, 2002.*

            NAME               AGE                           POSITION
            ----               ---                           --------
Bernard L. Schwartz..........  76    Chairman of the Board of Directors and Chief Executive
                                     Officer since January 1996. Prior to that, Chairman and
                                     Chief Executive Officer of Loral Corporation ("Old
                                     Loral") since 1972.
Eric J. Zahler...............  51    Director since July 2001 and President and Chief
                                     Operating Officer since February 2000. Prior to that,
                                     Executive Vice President since October 1999. Prior to
                                     that, Senior Vice President, General Counsel and
                                     Secretary since February 1998. Prior to that, Vice
                                     President, General Counsel and Secretary since March
                                     1996. Prior to that, Vice President and General Counsel
                                     of Old Loral since April 1992.
Robert E. Berry..............  73    Senior Vice President since November 1996 and Chairman of
                                     Space Systems/Loral since September 1999. Prior to that,
                                     President of Space Systems/Loral since 1990.
Richard J. Townsend..........  51    Senior Vice President and Chief Financial Officer since
                                     October 1998. Prior to that, Corporate Controller and
                                     Director of Strategy for ITT Industries since 1997. Prior
                                     to that, Vice President of Finance Worldwide Industries
                                     for IBM and various other financial management positions
                                     with IBM since 1979.
Laurence D. Atlas............  44    Vice President, Government
                                     Relations -- Telecommunications since May 1997. Prior to
                                     that, Associate Chief of the Common Carrier Bureau of the
                                     FCC since January 1995. Prior to that, Associate Chief of
                                     the FCC's Wireless Telecommunications Bureau since
                                     November 1994. Prior to that, associate in the law firm
                                     of Willkie Farr & Gallagher since 1982.
W. Neil Bauer................  55    Vice President, and President of Loral CyberStar, Inc.
                                     since March 1998. Prior to that, Chief Executive Officer
                                     and President of Orion Network Systems, Inc. since
                                     September 1993.
Jeanette H. Clonan...........  53    Vice President -- Communications and Investor Relations
                                     since December 1996. Prior to that, Senior
                                     Director -- Corporate Communications from June 1996.
                                     Prior to that, Vice President -- Corporate Relations of
                                     Jamaica Water Securities since September 1992.
C. Patrick DeWitt............  55    Vice President since January 2002 and President of Space
                                     Systems/ Loral since November 2001. Prior to that,
                                     Executive Vice President of Space Systems/Loral since
                                     1996 and Vice President of Finance of Space Systems/Loral
                                     since 1990.

            NAME               AGE                           POSITION
            ----               ---                           --------
Terry J. Hart................  55    Vice President since February 1998 and President of Loral
                                     Skynet since March 1997. Prior to that, Division Manager
                                     of AT&T Skynet Satellite Services since 1991.
Stephen L. Jackson...........  60    Vice President -- Administration since March 1997. Prior
                                     to that, Vice President -- Administration of Old Loral
                                     since 1978.
Avi Katz.....................  43    Vice President, General Counsel and Secretary since
                                     November 1999. Prior to that Vice President, Deputy
                                     General Counsel and Assistant Secretary since February
                                     1998. Prior to that, Deputy General Counsel and Assistant
                                     Secretary since August 1997. Prior to that, Associate
                                     General Counsel and Assistant Secretary since July 1996.
                                     Prior to that, associate in the law firm of Willkie Farr
                                     & Gallagher since 1987.
Russell R. Mack..............  47    Vice President -- Business Ventures since February 1998.
                                     Prior to that, Director of Business Planning and
                                     Development since April 1996. Prior to that, Manager of
                                     Project Finance of Old Loral since July 1991.
Richard P. Mastoloni.........  37    Vice President and Treasurer since February 2002. Prior
                                     to that, Vice President since September 2001 and
                                     Assistant Treasurer since August 2000. Prior to that,
                                     Director of Corporate Financing since August 1997. Prior
                                     to that, Vice President, in both media and
                                     telecommunications and Mergers & Acquisitions at Chase
                                     Securities Inc. from 1986 to August 1997.
Harvey B. Rein...............  48    Vice President and Controller since April 1996. Prior to
                                     that, Assistant Controller of Old Loral since 1985.
Thomas B. Ross...............  72    Vice President -- Government Relations since November
                                     1996. Prior to that, Vice President -- Corporate
                                     Communications from April 1996. Prior to that, Vice
                                     President -- Communications of Globalstar from May 1995
                                     to April 1996. Prior to that, Special Assistant to the
                                     President and Senior Director for Public Affairs of the
                                     National Security Council from April 1994 to May 1995 and
                                     Senior Vice President of Hill & Knowlton.
Janet T. Yeung...............  37    Vice President, Deputy General Counsel and Assistant
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

---------------

* Michael P. DeBlasio, First Senior Vice President of the Company, announced his retirement from the Company effective as of March 29, 2002.

                                    PART IV

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under Items 11, 12 and 13, is presented in the Company's 2001 definitive proxy statement which is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1.  Financial Statements

                                                                PAGE
                                                                ----
Index to Financial Statements...............................     F-1
Loral Space & Communications Ltd.
  Independent Auditors' Report..............................     F-2
  Consolidated Balance Sheets as of December 31, 2001 and
     2000...................................................     F-3
  Consolidated Statements of Operations for the years ended
     December 31, 2001, 2000 and 1999.......................     F-4
  Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 2001, 2000 and 1999...........     F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999.......................     F-6
  Notes to Consolidated Financial Statements................     F-7
     (a) 2.  Financial Statement Schedules
              Independent Auditors' Report..................     S-1
              Consolidated Financial Statements of
              Globalstar, L.P...............................     S-2
              Financial statement schedules not listed are
              either not required or the information
              required is reflected in the consolidated
              financial statements.
     (b) 3.  Exhibits

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 2.1       Restructuring, Financing and Distribution Agreement, dated as of January 7, 1996, among Loral Corporation, Loral
           Aerospace Holdings, Inc., Loral Aerospace Corp., Loral
           General Partner, Inc., Loral Globalstar L.P., Loral
           Globalstar Limited, the Registrant and Lockheed Martin
           Corporation(1)
 2.2       Amendment to Restructuring, Financing and Distribution
           Agreement, dated as of April 15, 1996(1)
 2.3       Agreement for the Purchase and Sale of Assets dated as of
           September 25, 1996 by and between AT&T Corp., as Seller, and
           Loral Space & Communications Ltd., as Buyer(2)
 2.4       First Amendment to Agreement for the Purchase and Sale of
           Assets dated as of March 14, 1997 by and between AT&T Corp., as Seller, and Loral Space & Communications, Ltd. as
           Buyer(3)
 2.5       Agreement and Plan of Merger dated as of October 7, 1997 by and among Orion Network Systems, Inc., Loral Space &
           Communications Ltd. and Loral Satellite Corporation(4)
 2.6       First Amendment to Agreement and Plan of Merger dated as of
           February 11, 1998 by and among Orion Network Systems, Inc.,
           Loral Space & Communications Ltd. and Loral Satellite
           Corporation(5)
 2.7       Second Amendment to Agreement and Plan of Merger dated as of
           March 20, 1998 by and among Orion Network Systems, Inc.,
           Loral Space & Communications Ltd. and Loral Satellite
           Corporation(11)
 3.1       Memorandum of Association(1)
 3.2       Memorandum of Increase of Share Capital dated January
           1996(1)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3.2.1     Memorandum of Increase of Share Capital dated May 1997+
 3.2.2     Memorandum of Increase of Share Capital dated May 1999+
 3.3       Third Amended and Restated Bye-laws(15)
 3.4       Schedule IV to the Third Amended and Restated Bye-laws(15)
 4.1       Rights Agreement dated March 27, 1996 between the Registrant and The Bank of New York, Rights Agent(1)
 4.2       Indenture dated as of January 15, 1999 relating to
           Registrant's 9 1/2% Senior Notes due 2006(12)
10.1       Shareholders Agreement dated as of April 23, 1996 between
           Loral Corporation and the Registrant(1)
10.1.1     Amended Shareholders Agreement dated as of March 29, 2000
           between the Registrant and Lockheed Martin Corporation(15)
10.2       Tax Sharing Agreement dated as of April 22, 1996 between
           Loral Corporation, the Registrant, Lockheed Martin
           Corporation and LAC Acquisition Corporation(1)
10.3       Exchange Agreement dated as of April 22, 1996 between the
           Registrant and Lockheed Martin Corporation(1)
10.4       Amended and Restated Agreement of Limited Partnership of
           Globalstar, L.P. dated as of January 26, 1999 among
           Loral/Qualcomm Satellite Services, L.P., Globalstar
           Telecommunications Limited, AirTouch Satellite Services,
           Inc., Dacom Corporation, Dacom International, Inc., Hyundai
           Corporation, Hyundai Electronics Industries Co., Ltd.,
           Loral/DASA Globalstar, L.P., Loral Space & Communications
           Ltd., San Giorgio S.p.A., TeleSat Limited, TE.S.AM and
           Vodafone Satellite Services Limited(12)
10.4.1     Amendment dated as of December 8, 1999 to the Amended and
           Restated Agreement of Limited Partnership of Globalstar,
           L.P.(13)
10.4.2     Amendment dated as of February 1, 2000 to the Amended and
           Restated Agreement of Limited Partnership of Globalstar,
           L.P.(15)
10.5       Service Provider Agreements by and between Globalstar, L.P.
           and each of Loral General Partner, Inc. and Loral/DASA
           Globalstar, L.P.(7)
10.6       Contract between Globalstar, L.P. and Space Systems/Loral,
           Inc.(7)
10.7       1996 Stock Option Plan(1)++
10.7.1     Amendment to 1996 Stock Option Plan(12)++
10.7.2     2000 Stock Option Plan(16)++
10.7.3     Amendment No. 1 to 2000 Stock Option Plan(19)++
10.7.4     Amendment No. 2 to 2000 Stock Option Plan(19)++
10.7.5     Amendment No. 3 to 2000 Stock Option Plan+++
10.8       Common Stock Purchase Plan for Non-Employee Directors(1)++
10.9       Employment Agreement between the Registrant and Bernard L.
           Schwartz(1)++
10.9.1     Amendment dated as of March 1, 1998 to Employment Agreement between the Registrant and Bernard L. Schwartz(11)++
10.9.2     Amendment dated as of July 18, 2000 to Employment Agreement between the Registrant and Bernard L. Schwartz(19)++
10.10      Registration Rights Agreement dated as of August 9, 1996
           among Loral Space & Communications Ltd., Lehman Brothers
           Capital Partners II, L.P., Lehman Brothers Merchant Banking
           Portfolio Partnership L.P., Lehman Brothers Offshore
           Investment Partnership L.P. and Lehman Brothers Offshore
           Investment Partnership-Japan L.P.(8)
10.11      Registration Rights Agreement dated November 6, 1996
           relating to the Registrant's 6% Convertible Preferred
           Equivalent Obligations due 2006(6)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.12      Registration Rights Agreement (Series C Preferred Stock)
           dated as of March 31, 1997 between Loral Space &
           Communications Ltd. and Finmeccanica S.p.A. and dated as
           June 23, 1997 among Loral Space & Communications Ltd.,
           Aerospatiale SNI and Alcatel Espace(9)
10.13      Registration Rights Agreement (Common Stock) dated as of
           June 23, 1997 among Loral Space & Communications Ltd.,
           Aerospatiale SNI and Alcatel Espace(9)
10.14      Alliance Agreement dated as of June 23, 1997 among Loral
           Space & Communications Ltd., Aerospatiale SNI, Alcatel
           Espace and Finmeccanica S.p.A.(9)
10.15      Principal Stockholder Agreement dated as of October 7, 1997 among Loral Space & Communications Ltd., Loral Satellite
           Corporation, Orion Network Systems, Inc. and certain Orion stockholders signatory thereto(4)
10.16      Amended and Restated Credit and Participation Agreement,
           dated as of November 14, 1997, among Loral SpaceCom
           Corporation, Space Systems/Loral, Inc., the Banks parties
           thereto, Bank of America National Trust and Savings
           Association, as Administrative Agent, and Istituto Bancario
           San Paolo di Torino S.p.A., individually and as Italian
           Export Financing and Arranger and as Selling Bank(10)
10.16.1    First Amendment dated as of May 7, 1998 to and of the
           Amended and Restated Credit and Participation Agreement,
           dated as of November 14, 1997, among Loral SpaceCom
           Corporation, Space Systems/Loral, Inc. and the banks parties thereto(12)
10.16.2    Second Amendment dated as of September 4, 1998 to and of the
           Amended and Restated Credit Agreement dated as of November
           14, 1997, among Loral SpaceCom Corporation, Space
           Systems/Loral, Inc. and the banks parties thereto(15)
10.16.3    Third Amendment dated as of July 12, 1999 to and of the
           Amended and Restated Credit Agreement dated as of November
           14, 1997, among Loral SpaceCom Corporation, Space
           Systems/Loral, Inc. and the banks parties thereto(15)
10.16.4    Fourth Amendment dated as of November 10, 1999 to and of the
           Amended and Restated Credit Agreement dated as of November
           14, 1997, among Loral SpaceCom Corporation, Space
           Systems/Loral, Inc. and the banks parties thereto(15)
10.16.5    Fifth Amendment dated as of December 15, 2000 to and of the
           Amended and Restated Credit Agreement dated as of November
           14, 1997, among Loral SpaceCom Corporation, Space
           Systems/Loral, Inc. and the banks parties thereto(19)
10.17      Agreement of Limited Partnership of CyberStar, L.P. dated as of June 30, 1997(11)
10.18      Purchase and Sale Agreement dated November 17, 1997 between the Federal Government of the United Mexican States and
           Corporativo Satelites Mexicanos, S.A. de C.V. for the
           purchase and sale of the capital stock of Satelites
           Mexicanos, S.A. de C.V. (English translation of Spanish
           original)(11)
10.19      Amended and Restated Membership Agreement dated and
           effective as of August 21, 1998 among Loral Satmex Ltd. and
           Ediciones Enigma, S.A. de C.V. and Firmamento Mexicano, S.
           de R.L. de C.V.(12)
10.20      Letter Agreement dated December 29, 1997 between Loral Space
           & Communications Ltd., Telefonica Autrey S.A. de C.V.,
           Donaldson, Lufkin & Jenrette Securities Corporation, Lehman
           Brothers Inc. and Lehman Commercial Paper Inc. and related
           Agreement between the Federal Government of the United
           Mexican States, Telefonica Autrey, S.A. de C.V., Ediciones
           Enigma, S.A. de C.V., Loral Space & Communications Ltd.,
           Loral Satmex Ltd. and Servicios Corporativos Satelitales,
           S.A. de C.V.(11)
10.21      Shareholders Agreement dated December 7, 1998 by and among
           Alcatel SpaceCom, Loral Space & Communications Ltd., Dr.
           Jurgen Schulte-Hillen and Europe*Star Limited(12)
10.22      Registration Rights Agreement dated as of January 21, 1999 relating to Registrant's 9 1/2% Senior Notes due 2006(12)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.23      Lease Agreement dated as of August 18, 1999 by and between
           Loral Asia Pacific Satellite (HK) Limited and APT Satellite
           Company Limited(14)
10.24      Registration Rights Agreement dated as of February 18, 2000 relating to Registrant's 6% Series D Convertible Redeemable
           Preferred Stock due 2007(15)
10.25      Fee Agreement dated as of April 19, 1996 by and among
           Globalstar, Globalstar Telecommunications Limited, Loral
           Corporation, Loral Space & Communications Ltd., Qualcomm
           Limited Partner, Inc., Space Systems/Loral, Inc. and DASA
           Globalstar Limited Partner, Inc.(17)
10.26      Intercreditor Agreement dated as of April 19, 1996 by and
           among Globalstar, Globalstar Telecommunications Limited,
           Loral Corporation, Loral Space & Communications Ltd.,
           Qualcomm Limited Partner, Inc., Space Systems/Loral, Inc.
           and DASA Globalstar Limited Partner, Inc.(17)
10.27      Credit Agreement dated as of November 17, 2000 by and among
           Loral Satellite, Inc., Bank of America, National
           Association, Bank of America Securities LLC, Credit Lyonnais
           and Lehman Commercial Paper, Inc.(18)
10.27.1    First Amendment to the Credit Agreement, dated as of
           December 21, 2001, among Loral Satellite, Inc., Bank of
           America, N.A., as Administrative Agent, and the other
           lenders parties thereto(23)
10.28      Guarantee dated as of November 17, 2000 made by Loral Space
           & Communications Ltd.(18)
10.29      Assignment, Amendment and Release Agreement dated as of
           November 17, 2000 by and among the lenders parties to the
           Globalstar Credit Agreement, Loral Satellite, Inc., Loral
           Satcom Ltd., Loral Space & Communications Ltd., Loral Space
           & Communication Corporation, Globalstar, L.P. and Bank of
           America, National Association(18)
10.30      Amended and Restated Collateral Agreement dated as of
           November 17, 2000 by and among Loral Satellite, Inc. and
           Bank of America, National Association(18)
10.31      Form of Employment Protection Agreement(19)++
10.31.1    Form of Amendment No. 1 to Employment Protection
           Agreement+++
10.32      Form of Subordinated Guaranty Agreement between Loral Space
           & Communications Ltd. and Loral SpaceCom Corporation, with respect to the $29.7 million aggregate principal amount, 10%
           Subordinated Note due 2006, with a copy of the 10%
           Subordinated Note due 2006 included therein(20)
10.33      Warrant Agreement dated as of December 21, 2001 between
           Loral Space & Communications Ltd. and The Bank of New York,
           as warrant agent(21)
10.34      Guaranty Agreement dated as of December 21, 2001 between
           Loral Space & Communications Ltd. and Bankers Trust Company,
           as trustee(21)
10.35      Indenture, dated as of December 21, 2001, by and among Loral
           CyberStar, Inc., certain of its subsidiaries and Bankers
           Trust Company, as trustee(21)
10.36      Consent Agreement dated January 9, 2002 among the United
           States Department of State, Loral Space & Communications
           Ltd. and Space Systems/Loral, Inc.(22)
10.37      Amended and Restated Credit Agreement dated as of December
           21, 2001 by and among Loral SpaceCom Corporation, Bank of
           America, N.A., as Administrative Agent, and the other
           lenders parties thereto(23)
10.38      Guarantee dated as of December 21, 2001 made by Loral Space
           & Communications Corporation and certain subsidiaries of
           Loral SpaceCom Corporation in favor of Bank of America,
           N.A., as Administrative Agent(23)
10.39      Security Agreement dated as of December 21 2001, by and
           among Loral SpaceCom Corporation, Space Systems/Loral, Inc.,
           Loral Communications Services, Inc., Loral Ground Services
           L.L.C. and Bank of America, N.A., as Collateral Agent(23)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.40      Pledge Agreement dated as of December 21, 2001 by and among
           Loral SpaceCom Corporation, Space Systems/Loral, Inc., Loral
           Ground Services, L.L.C., Loral Space & Communications
           Corporation, Loral Communications Services, Inc. and Bank of
           America, N.A., as Collateral Agent(23)
10.41      Intercreditor and Subordination Agreement dated as of
           December 21, 2001 by and among Loral SpaceCom Corporation,
           Bank of America, N.A., as Administrative Agent for the
           lenders under the senior credit facility, Bank of America,
           N.A. as Administrative Agent for the lenders under the
           junior credit facility, and Bank of America, N.A., as
           Collateral Agent(23)
10.42      Memorandum of Understanding dated February 15, 2002(24)
10.43      Plan Support Agreement dated February 15, 2002(24)
12         Statement Re: Computation of Ratios+
21         List of Subsidiaries of the Registrant+
23.1       Consent of Deloitte & Touche LLP+
23.2       Consent of Deloitte & Touche LLP+

---------------
 (1) Incorporated by reference from the Registrant's Registration Statement on Form 10 (No. 1-14180).

 (2) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on September 27, 1996.
 (3) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on March 28, 1997.
 (4) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on October 10, 1997.

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

(14) Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 23, 1999.

(15) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(16) Incorporated by reference from Registrant's Current Report on Form 8-K filed on May 3, 2000.

(17) Incorporated by reference from Registrant's Current Report of Form 8-K filed on July 7, 2000.

(18) Incorporated by reference from Registrant's Current Report on Form 8-K filed on November 20, 2000.

(19) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(20) Incorporated by reference from Registrant's Current Report on Form 8-K filed on December 14, 2001.

(21) Incorporated by reference from Registrant's Current Report on Form 8-K filed on January 7, 2002.

(22) Incorporated by reference from Registrant's Current Report on Form 8-K filed on January 9, 2002.

(23) Incorporated by reference from Registrant's Current Report on Form 8-K filed on January 10, 2002.

(24) Incorporated by reference from Registrant's Current Report on Form 8-K filed on February 27, 2002.

  +  Filed herewith.

  ++  Management compensation plan.

     (b) Reports on Form 8-K.

DATE OF REPORT                                DESCRIPTION
--------------                                -----------
October 24, 2001     Item 5 -- Other          Loral Orion Exchange Offer
                     Events
December 14, 2001    Item 5 -- Other          Loral Orion Exchange Offer
                     Events
December 18, 2001    Item 5 -- Other          Loral Orion Exchange Offer
                     Events
December 21, 2001    Item 5 -- Other          Loral Orion Exchange Offer
                     Events

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LORAL SPACE & COMMUNICATIONS LTD.

                                          By: /s/      BERNARD L. SCHWARTZ
                                            ------------------------------------
                                                    Bernard L. Schwartz
                                                 Chairman of the Board and
                                                  Chief Executive Officer
                                                   Dated: March 26, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 SIGNATURES                                TITLE                   DATE
                 ----------                                -----                   ----

/s/      BERNARD L. SCHWARTZ                   Chairman of the Board and      March 26, 2002
---------------------------------------------  Chief Executive Officer
           Bernard L. Schwartz


/s/      HOWARD GITTIS                         Director                       March 26, 2002
---------------------------------------------
           Howard Gittis


/s/      ROBERT B. HODES                       Director                       March 26, 2002
---------------------------------------------
           Robert B. Hodes


/s/      GERSHON KEKST                         Director                       March 26, 2002
---------------------------------------------
           Gershon Kekst


/s/      CHARLES LAZARUS                       Director                       March 26, 2002
---------------------------------------------
           Charles Lazarus


/s/      SALLY MINARD                          Director                       March 26, 2002
---------------------------------------------
           Sally Minard


/s/      MALVIN A. RUDERMAN                    Director                       March 26, 2002
---------------------------------------------
           Malvin A. Ruderman


/s/      E. DONALD SHAPIRO                     Director                       March 26, 2002
---------------------------------------------
           E. Donald Shapiro


/s/      ARTHUR L. SIMON                       Director                       March 26, 2002
---------------------------------------------
           Arthur L. Simon


/s/      DANIEL YANKELOVICH                    Director                       March 26, 2002
---------------------------------------------
           Daniel Yankelovich

                 SIGNATURES                                TITLE                   DATE
                 ----------                                -----                   ----



/s/      ERIC J. ZAHLER                        Director, President and COO    March 26, 2002
---------------------------------------------
           Eric J. Zahler


/s/      RICHARD J. TOWNSEND                   Senior Vice President and CFO  March 26, 2002
---------------------------------------------  (Principal Financial Officer)
           Richard J. Townsend


/s/      HARVEY B. REIN                        Vice President and Controller  March 26, 2002
---------------------------------------------  (Principal Accounting
           Harvey B. Rein                      Officer)

                         INDEX TO FINANCIAL STATEMENTS

Loral Space & Communications Ltd. and Subsidiaries

  Independent Auditors' Report..............................   F-2
  Consolidated Balance Sheets as of December 31, 2001 and
     2000...................................................   F-3
  Consolidated Statements of Operations for the years ended
     December 31, 2001, 2000 and 1999.......................   F-4
  Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 2001, 2000 and 1999...........   F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999.......................   F-6
  Notes to Consolidated Financial Statements................   F-7

                          INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS OF LORAL SPACE & COMMUNICATIONS LTD.

     We have audited the accompanying consolidated balance sheets of Loral Space & Communications Ltd. (a Bermuda company) and its subsidiaries (collectively, the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Notes 2 and 12 to the consolidated financial statements, the Company was required to adopt Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001.

DELOITTE & TOUCHE LLP
San Jose, California
March 5, 2002 (March 26, 2002 as to the seventh paragraph of Note 13)

                       LORAL SPACE & COMMUNICATIONS LTD.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
  ASSETS
Current assets:
  Cash and cash equivalents.................................  $   159,949   $   394,045
  Accounts receivable, net..................................       39,299        56,347
  Contracts-in-process......................................      178,599       194,632
  Inventories...............................................       98,179       120,608
  Other current assets......................................       93,667        79,713
                                                              -----------   -----------
          Total current assets..............................      569,693       845,345
Property, plant and equipment, net..........................    1,977,356     1,944,815
Cost in excess of net assets acquired, net..................      891,719       918,826
Long-term receivables.......................................      190,306       145,504
Investments in and advances to affiliates...................      188,343       251,658
Deposits....................................................      155,490       161,790
Deferred tax assets.........................................      297,528       293,142
Other assets................................................      119,494       131,002
                                                              -----------   -----------
                                                              $ 4,389,929   $ 4,692,082
                                                              ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $   136,616   $   110,715
  Accounts payable..........................................      144,841       152,868
  Accrued employment costs..................................       39,232        45,271
  Customer advances.........................................      148,990        70,866
  Accrued interest and preferred dividends..................       31,170        51,645
  Other current liabilities.................................       46,184        45,049
  Income taxes payable......................................       34,516        31,904
                                                              -----------   -----------
          Total current liabilities.........................      581,549       508,318
Pension and other postretirement liabilities................       55,590        51,619
Long-term liabilities.......................................      156,716       180,275
Long-term debt..............................................    2,226,525     2,346,129
Minority interest...........................................       18,681        19,353
Commitments and contingencies (Notes 6, 7, 8, 11, 12 and 13)
Shareholders' equity:
  6% Series C convertible redeemable preferred stock
     ($491,994 and $674,893 redemption value), $.01 par
     value; 20,000,000 shares authorized, 9,839,874 and
     13,497,863 shares issued...............................      485,371       665,809
  6% Series D convertible redeemable preferred stock
     ($305,539 and $400,000 redemption value), $.01 par
     value; 20,000,000 shares authorized, 6,110,788 and
     8,000,000 shares issued................................      296,529       388,204
  Common stock, $.01 par value; 750,000,000 shares
     authorized, 336,789,516 and 298,323,283 shares
     issued.................................................        3,368         2,983
  Paid-in capital...........................................    2,771,964     2,448,519
  Treasury stock, at cost; 174,195 shares...................       (3,360)       (3,360)
  Unearned compensation.....................................          (81)         (148)
  Retained deficit..........................................   (2,223,710)   (1,946,507)
  Accumulated other comprehensive income....................       20,787        30,888
                                                              -----------   -----------
          Total shareholders' equity........................    1,350,868     1,586,388
                                                              -----------   -----------
                                                              $ 4,389,929   $ 4,692,082
                                                              ===========   ===========

                See notes to consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                YEARS ENDED DECEMBER 31,
                                                          -------------------------------------
                                                             2001         2000          1999
                                                          ----------   -----------   ----------
Revenues from satellite sales...........................  $  613,880   $   809,815   $1,178,193
Revenues from satellite services........................     455,695       414,296      279,527
                                                          ----------   -----------   ----------
  Total revenues........................................   1,069,575     1,224,111    1,457,720
Cost of satellite sales.................................     580,523       755,483    1,071,063
Cost of satellite services..............................     290,870       301,722      225,874
Selling, general and administrative expenses............     203,410       252,992      223,046
                                                          ----------   -----------   ----------
Operating loss..........................................      (5,228)      (86,086)     (62,263)
Interest and investment income..........................      28,885       129,237       89,422
Interest expense........................................    (183,931)     (170,836)     (89,297)
Gain on investments, net................................                    70,842
                                                          ----------   -----------   ----------
Loss before income taxes, equity in net loss of
  affiliates, minority interest, Globalstar related
  impairment charges, extraordinary gain and cumulative
  effect of change in accounting principle..............    (160,274)      (56,843)     (62,138)
Income tax benefit (provision)..........................       9,709        (9,375)      32,516
                                                          ----------   -----------   ----------
Loss before equity in net loss of affiliates, minority
  interest, Globalstar related impairment charges,
  extraordinary gain and cumulative effect of change in
  accounting principle..................................    (150,565)      (66,218)     (29,622)
Equity in net loss of affiliates, net of tax (provision)
  benefit of $(3,050), $309,481 and $15,496,
  respectively..........................................     (66,677)   (1,294,910)    (177,819)
Minority interest, net of taxes.........................         461         3,691        5,525
Globalstar related impairment charges, net of tax
  benefit of $13,169....................................                  (112,241)
                                                          ----------   -----------   ----------
Loss before extraordinary gain and cumulative effect of
  change in accounting principle........................    (216,781)   (1,469,678)    (201,916)
Extraordinary gain on debt exchanges, net of taxes of
  $11,879 ($.07 per share)..............................      22,062
Cumulative effect of change in accounting principle, net
  of taxes (Note 12)....................................      (1,741)
                                                          ----------   -----------   ----------
Net loss................................................    (196,460)   (1,469,678)    (201,916)
Preferred dividends.....................................     (80,743)      (67,528)     (44,728)
                                                          ----------   -----------   ----------
Net loss applicable to common shareholders..............  $ (277,203)  $(1,537,206)  $ (246,644)
                                                          ==========   ===========   ==========
Basic and diluted loss per share (Note 15)..............  $    (0.86)  $     (5.20)  $    (0.85)
                                                          ==========   ===========   ==========
Weighted average shares outstanding:
  Basic and diluted.....................................     323,793       295,839      290,232
                                                          ==========   ===========   ==========

                See notes to consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                    (in thousands, except per share amounts)

                                        6% SERIES C            6% SERIES D
                     SERIES A           CONVERTIBLE            CONVERTIBLE
                   CONVERTIBLE           REDEEMABLE            REDEEMABLE
                 PREFERRED STOCK      PREFERRED STOCK        PREFERRED STOCK       COMMON STOCK
                 ----------------   --------------------   -------------------   ----------------
                 SHARES              SHARES                SHARES                SHARES              PAID-IN     TREASURY
                 ISSUED    AMOUNT    ISSUED     AMOUNT     ISSUED     AMOUNT     ISSUED    AMOUNT    CAPITAL      STOCK
                 -------   ------   --------   ---------   ------   ----------   -------   ------   ----------   --------
Balance January
 1, 1999.......   45,897   $ 459     14,909    $ 735,437                         243,862   $2,439   $2,330,755   $(3,360)
Shares issued:
 Exercise of
   stock
   options and
   related tax
   benefits....                                                                      288       3         3,442
 Employee
   savings
   plan........                                                                      944       9        16,640
 Exercise of
   warrants for
   common
   stock.......                                                                      110       1             1
Forfeited
 unearned
compensation...                                                                                         (3,755)
Unearned
compensation...                                                                                            240
Amortization of
 unearned
compensation...
Preferred
 dividends
 $3.00 per
 share.........
Net loss.......
Other
 comprehensive
 income........
Comprehensive
 loss..........
                 -------   -----     ------    ---------   ------    --------    -------   ------   ----------   -------
Balance
 December 31,
 1999..........   45,897     459     14,909      735,437                         245,204   2,452     2,347,323    (3,360)
Shares issued:
 Exercise of
   stock
   options and
   related tax
   benefits....                                                                       31                   252
 Employee
   savings
   plan........                                                                    3,213      32        25,658
 Conversion of
   Series A
   preferred
   stock to
   common stock
   and issuance
   expenses....  (45,897)   (459)                                                 45,897     459           (85)
 Conversion of
   Series C
   preferred
   stock to
   common stock
   and related
   issuance of
   additional
   common
   shares on
  conversion...                      (1,411)     (69,628)                          3,862      39        75,471
 Issuance of
   Series D
   preferred
   stock,
   net.........                                             8,000    $388,204
 Warrant
   exercises...                                                                      116       1
Forfeited
 unearned
compensation...                                                                                           (229)
Amortization of
 unearned
 compensation
 to
 employees.....
Amortization of
 restricted
 stock granted
 to
 employees.....
Mark-to-market
 adjustment for
 unearned
 compensation
 on grants to
 non-employees...                                                                                          129
Amortization of
 unearned
 compensation
 related to
 non-employees...
Preferred
 dividends
 $3.00 per
 share.........
Net loss.......
Other
 comprehensive
 income........
Realized gains
 included in
 net loss......
Comprehensive
 loss..........
                 -------   -----     ------    ---------   ------    --------    -------   ------   ----------   -------
Balance
 December 31,
 2000..........                      13,498      665,809    8,000     388,204    298,323   2,983     2,448,519    (3,360)
Shares issued:
 Exercise of
   stock
   options and
   related tax
   benefits....                                                                        6
 Employee
   savings
   plan........                                                                    7,535      76        16,455
 Conversion of
   Series C
   preferred
   stock to
   common
   stock,
   related
   issuance of
   additional
   common
   shares on
   conversion
   and issuance
   expenses....                      (3,658)    (180,438)                         20,119     201       198,453
 Conversion of
   Series D
   preferred
   stock to
   common
   stock,
   related
   issuance of
   additional
   common
   shares on
   conversion
   and issuance
   expenses....                                            (1,889)    (91,675)    10,768     108       101,489
 Warrant
   exercises...                                                                       39                     1
Warrants issued
 in connection
 with Orion
 debt
 exchanges, net
 of expenses...                                                                                          6,720
Amortization of
 unearned
 compensation
 to
 employees.....
Amortization of
 restricted
 stock granted
 to
 employees.....
Mark-to-market
 adjustment for
 unearned
 compensation
 on grants to
 non-employees...                                                                                          113
Amortization of
 unearned
 compensation
 related to
 non-employees...
Stock option
 grants to
 affiliate
 employees.....                                                                                            214
Preferred
 dividends
 $3.00 per
 share.........
Net loss.......
Other
 comprehensive
 loss..........
Comprehensive
 loss..........
                 -------   -----     ------    ---------   ------    --------    -------   ------   ----------   -------
Balance
 December 31,
 2001..........            $          9,840    $ 485,371    6,111    $296,529    336,790   $3,368   $2,771,964   $(3,360)
                 =======   =====     ======    =========   ======    ========    =======   ======   ==========   =======


                                               ACCUMULATED
                                                  OTHER           TOTAL
                   UNEARNED      RETAINED     COMPREHENSIVE   SHAREHOLDER'S
                 COMPENSATION     DEFICIT     INCOME (LOSS)      EQUITY
                 ------------   -----------   -------------   -------------
Balance January
 1, 1999.......     $(8,231)    $  (162,657)     $ 40,879      $ 2,935,721
Shares issued:
 Exercise of
   stock
   options and
   related tax
   benefits....                                                      3,445
 Employee
   savings
   plan........                                                     16,649
 Exercise of
   warrants for
   common
   stock.......                                                          2
Forfeited
 unearned
compensation...       3,755
Unearned
compensation...        (240)
Amortization of
 unearned
compensation...       3,463                                          3,463
Preferred
 dividends
 $3.00 per
 share.........                     (44,728)                       (44,728)
Net loss.......                    (201,916)
Other
 comprehensive
 income........                                    38,028
Comprehensive
 loss..........                                                   (163,888)
                    -------     -----------      --------      -----------
Balance
 December 31,
 1999..........      (1,253)       (409,301)       78,907        2,750,664
Shares issued:
 Exercise of
   stock
   options and
   related tax
   benefits....                                                        252
 Employee
   savings
   plan........                                                     25,690
 Conversion of
   Series A
   preferred
   stock to
   common stock
   and issuance
   expenses....                                                        (85)
 Conversion of
   Series C
   preferred
   stock to
   common stock
   and related
   issuance of
   additional
   common
   shares on
  conversion...                      (5,882)
 Issuance of
   Series D
   preferred
   stock,
   net.........                                                    388,204
 Warrant
   exercises...                                                          1
Forfeited
 unearned
compensation...         229
Amortization of
 unearned
 compensation
 to
 employees.....         846                                            846
Amortization of
 restricted
 stock granted
 to
 employees.....          79                                             79
Mark-to-market
 adjustment for
 unearned
 compensation
 on grants to
 non-employees.        (129)
Amortization of
 unearned
 compensation
 related to
 non-employees.          80                                             80
Preferred
 dividends
 $3.00 per
 share.........                     (61,646)                       (61,646)
Net loss.......                  (1,469,678)
Other
 comprehensive
 income........                                    21,689
Realized gains
 included in
 net loss......                                   (69,708)
Comprehensive
 loss..........                                                 (1,517,697)
                    -------     -----------      --------      -----------
Balance
 December 31,
 2000..........        (148)     (1,946,507)       30,888        1,586,388
Shares issued:
 Exercise of
   stock
   options and
   related tax
   benefits....
 Employee
   savings
   plan........                                                     16,531
 Conversion of
   Series C
   preferred
   stock to
   common
   stock,
   related
   issuance of
   additional
   common
   shares on
   conversion
   and issuance
   expenses....                     (18,436)                          (220)
 Conversion of
   Series D
   preferred
   stock to
   common
   stock,
   related
   issuance of
   additional
   common
   shares on
   conversion
   and issuance
   expenses....                     (10,089)                          (167)
 Warrant
   exercises...                                                          1
Warrants issued
 in connection
 with Orion
 debt
 exchanges, net
 of expenses...                                                      6,720
Amortization of
 unearned
 compensation
 to
 employees.....          26                                             26
Amortization of
 restricted
 stock granted
 to
 employees.....          63                                             63
Mark-to-market
 adjustment for
 unearned
 compensation
 on grants to
 non-employees.        (113)
Amortization of
 unearned
 compensation
 related to
 non-employees.          91                                             91
Stock option
 grants to
 affiliate
 employees.....                                                        214
Preferred
 dividends
 $3.00 per
 share.........                     (52,218)                       (52,218)
Net loss.......                    (196,460)
Other
 comprehensive
 loss..........                                   (10,101)
Comprehensive
 loss..........                                                   (206,561)
                    -------     -----------      --------      -----------
Balance
 December 31,
 2001..........     $   (81)    $(2,223,710)     $ 20,787      $ 1,350,868
                    =======     ===========      ========      ===========

                See notes to consolidated financial statements.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                2001          2000          1999
                                                              ---------    -----------    ---------
Operating activities:
 Net loss...................................................  $(196,460)   $(1,469,678)   $(201,916)
 Non-cash items:
   Extraordinary gain on debt exchanges, net of taxes.......    (22,062)
   Equity in net loss of affiliates, net of taxes...........     66,677      1,294,910      177,819
   Minority interest, net of taxes..........................       (461)        (3,691)      (5,525)
   Cumulative effect of change in accounting principle, net
     of taxes...............................................      1,741
   Deferred taxes...........................................     22,538         (4,474)     (39,865)
   Depreciation and amortization............................    227,779        216,263      174,906
   Non-cash interest expense................................     39,609         37,074       33,758
   Non-cash interest and investment income..................                   (40,682)     (22,877)
   Gain on investments, net.................................                   (70,842)
   Globalstar related impairment charges, net of taxes......                   112,241
   Loss on ChinaSat agreement...............................                                 35,492
   Loss on disposal of property, plant and equipment........                                 12,696
Changes in operating assets and liabilities, net of
 acquisitions:
 Accounts receivable, net...................................     17,048         (8,448)     (19,360)
 Contracts-in-process.......................................     (4,845)       185,249      (65,253)
 Inventories................................................     22,429         30,908       67,117
 Other current assets.......................................      5,538         (6,173)     (13,098)
 Long-term receivables......................................    (44,802)        10,335       (5,486)
 Deposits...................................................      9,300         34,085      (54,350)
 Other assets...............................................     11,737         (9,247)     (63,739)
 Accounts payable...........................................      1,508        (76,682)      (7,517)
 Accrued expenses and other current liabilities.............     (5,025)        10,305        8,128
 Customer advances..........................................     78,124          3,141      (90,547)
 Income taxes payable.......................................    (32,812)        11,492        6,914
 Long-term liabilities......................................    (30,966)         2,975       61,000
 Pension and other postretirement liabilities...............      3,214             18        1,131
 Other......................................................       (505)        (1,023)       3,639
                                                              ---------    -----------    ---------
Net cash provided by (used in) operating activities.........    169,304        258,056       (6,933)
                                                              ---------    -----------    ---------
Investing activities:
 Capital expenditures.......................................   (238,373)      (424,199)    (469,747)
 Investments in and advances to affiliates..................    (26,515)      (169,043)    (354,849)
 Proceeds from the sale leaseback of assets, net............     17,393
 Proceeds from the sales of investments.....................                    97,137
 Purchase of Globalstar loans...............................                   (67,950)
 Use and transfer of restricted and segregated cash.........                   187,315      156,381
 Acquisition of businesses, net of cash acquired............                                (10,790)
                                                              ---------    -----------    ---------
Net cash used in investing activities.......................   (247,495)      (376,740)    (679,005)
                                                              ---------    -----------    ---------
Financing activities:
 Borrowings under revolving credit facilities...............    115,000         55,762       70,000
 Repayments under term loans................................    (81,000)       (81,250)     (18,750)
 Repayments under revolving credit facilities...............   (134,000)       (50,000)
 Repayments of export-import facility.......................     (2,145)        (2,146)      (2,146)
 Repayments of other long-term obligations..................     (3,160)        (1,917)      (1,896)
 Preferred dividends........................................    (52,218)       (61,646)     (44,728)
 Proceeds from other stock issuances........................     16,531         25,857       20,095
 Payments of debt refinancing costs.........................    (14,913)
 Proceeds from the issuance of 6% Series D preferred stock,
   net......................................................                   388,204
 Proceeds from the issuance of 9.5% senior notes, net.......                                343,875
 Borrowings under note purchase facility....................                                 12,581
                                                              ---------    -----------    ---------
Net cash (used in) provided by financing activities.........   (155,905)       272,864      379,031
                                                              ---------    -----------    ---------
Increase (decrease) in cash and cash equivalents............   (234,096)       154,180     (306,907)
Cash and cash equivalents -- beginning of period............    394,045        239,865      546,772
                                                              ---------    -----------    ---------
Cash and cash equivalents -- end of period..................  $ 159,949    $   394,045    $ 239,865
                                                              ---------    -----------    ---------
Non-cash activities:
 Exchange of Loral Orion senior notes and senior discount
   notes for new 10% senior notes and 6.04 million Loral
   warrants.................................................  $ 910,600
                                                              =========
 Conversion of Series C preferred stock and Series D
   preferred stock to common stock and related issuance of
   additional common shares on conversion...................  $ 300,328    $    75,510
                                                              =========    ===========
 Unrealized gains (losses) on available-for-sale securities,
   net of taxes.............................................  $ (12,314)   $    22,937    $  38,909
                                                              =========    ===========    =========
 Unrealized net gains on derivatives, net of taxes..........  $   3,362
                                                              =========
 Incurrence of debt to acquire creditors' interests in
   Globalstar credit facility...............................               $   500,000
                                                                           ===========
 Conversion of Series A preferred stock to common stock.....               $       459
                                                                           ===========
Supplemental information:
 Interest paid, net of capitalized interest.................  $ 157,569    $   130,314    $  29,675
                                                              =========    ===========    =========
 Taxes paid, net of refunds.................................  $     585    $     2,712    $   1,480
                                                              =========    ===========    =========

                See notes to consolidated financial statements.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND PRINCIPAL BUSINESS

     Loral Space & Communications Ltd. together with its subsidiaries ("Loral" or the "Company") is one of the world's leading satellite communications companies with substantial activities in satellite-based communications services and satellite manufacturing. Loral is organized into three operating businesses (see Note 16):

    Fixed Satellite Services ("FSS"): The Company leases transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television ("DTH") and provides telemetry, tracking and control services ("TT&C") and network services to customers. The Company operates its business through wholly-owned subsidiaries such as Loral Skynet, Loral Orion, Inc. ("Loral Orion"), formerly known as Loral CyberStar, Inc. and Loral Skynet do Brasil Ltda. ("Skynet do Brasil") and affiliates such as Satelites Mexicanos, S.A. de C.V. ("Satmex") and Europe*Star Limited ("Europe*Star").

    Satellite Manufacturing and Technology: The Company designs and manufactures satellites and space systems and develops satellite technology for a broad variety of customers and applications through Space Systems/Loral, Inc. ("SS/L").

    Data Services: The Company provides managed communications networks and Internet and intranet services through Loral CyberStar, Inc. ("Loral CyberStar") and delivers high-speed broadband data communications, business television and business media services through Loral Cyberstar and CyberStar, L.P. ("CyberStar LP").

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Loral, a Bermuda company, has a December 31 year-end. The consolidated financial statements for the three years ended December 31, 2001, include the results of Loral and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). All intercompany transactions have been eliminated.

     Investments in Satmex, Europe*Star, XTAR, L.L.C. ("XTAR") and Globalstar, L.P. ("Globalstar") as well as other affiliates, are accounted for using the equity method, due to the Company's inability to control significant operating decisions. Income and losses of affiliates are recorded based on Loral's beneficial interest. Intercompany profit arising from transactions with affiliates is eliminated to the extent of the Company's beneficial interest. Any difference in the carrying value of these investments over Loral's interest in the underlying net assets is being amortized in accordance with Loral's policy for costs in excess of net assets acquired and, if applicable, begins upon the commencement of commercial service of the affiliate (see New Accounting Pronouncements). Advances to affiliates consist of amounts due under extended payment terms. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other obligations exist. Loral capitalizes interest cost on its investments, until such entities commence commercial operations. Certain of the Company's affiliates are subject to the risks associated with new businesses.

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

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     A significant portion of Loral's satellite manufacturing and technology revenue is associated with long-term contracts which require significant estimates. These estimates include forecasts of costs and schedules, estimating contract revenue related to contract performance (including orbital incentives) and the potential for component obsolescence in connection with long-term procurements. Significant estimates also include the estimated useful lives of the Company's satellites and the amortization period of cost in excess of net assets acquired. See New Accounting Pronouncements.

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

 Accounts Receivable

     As of December 31, 2001 and 2000, accounts receivable was reduced by an allowance for doubtful accounts of $3.8 million and $11.1 million, respectively.

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

     Costs incurred in connection with the construction and successful deployment of the Company's satellites and related equipment are capitalized. Such costs include direct contract costs, allocated indirect costs, launch costs, launch insurance and construction period interest. Capitalized interest related to the construction of satellites for 2001, 2000 and 1999 was $23.0 million, $12.2 million and $40.8 million, respectively. All capitalized satellite costs are amortized over the estimated useful life of the related satellite. The estimated useful life of the satellites, ranging from 12 to 18 years, was determined by engineering analyses performed at the in-service date. Satellite lives are reevaluated periodically. Losses from unsuccessful launches and in-orbit failures of the Company's satellites, net of insurance proceeds, are recorded in the period a loss occurs.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

 Cost in Excess of Net Assets Acquired

     The excess of the cost of purchased businesses over the fair value of net assets acquired is primarily being amortized over 40 years using the straight-line method. Accumulated amortization was $113.0 million and $85.9 million as of December 31, 2001 and 2000, respectively. See New Accounting Pronouncements.

 Valuation of Long-Lived Assets and Cost in Excess of Net Assets Acquired

     The carrying value of Loral's long-lived assets, including investments in and advances to affiliates, and cost in excess of net assets acquired is reviewed for impairment whenever events or changes in circumstances indicate that an asset may not be recoverable. The Company looks to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Fair value is determined based on quoted market values, discounted cash flows or appraisals, as appropriate in the circumstances. See New Accounting Pronouncements.

 Deposits

     Deposits primarily represent prepaid amounts on satellite launch vehicles which are expected to be utilized for the launch of customer or Company-owned satellites.

 Investments in Available-For-Sale Securities and Other Securities

     The Company's investments in publicly traded common stock are classified as available-for-sale, and are recorded at fair value, with the resulting unrealized gain or loss excluded from net loss and reported as a component of other comprehensive income (loss) until realized (see Notes 3 and 12). As of December 31, 2001 and 2000, the Company owned approximately 612,000 shares of The Fantastic Corporation ("Fantastic") common stock, acquired at an average cost of $2.185 per share. This investment had a fair value of $0.2 million as of December 31, 2001 and is included in other current assets. In 2000, the Company sold its entire interest in Sirius Satellite Radio Inc. (1.9 million shares) and 542,000 shares of Fantastic common stock, realizing net gains of $69.7 million. The Company accounts for its investment in Globalstar's $500 million credit facility at fair value, with changes in the value (net of tax) recorded as a component of other comprehensive income (loss). See Note 7.

 Revenue Recognition

     Revenue from satellite sales under long-term fixed-price contracts is recognized following the provisions of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, using the cost-to-cost percentage-of-completion method. Revenue includes the basic contract price and estimated amounts for penalties and incentive payments, including award fees, performance incentives, and estimated orbital incentives discounted to their present value at launch date. Costs include the development effort required for the production of high-technology satellites, non-recurring engineering and design efforts in early periods of contract performance, as well as the cost of qualification testing requirements.

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

     Data services equipment represents data network elements (antennas, transmission equipment, etc.) necessary to enable communication between multiple terrestrial locations through a customer selected satellite communications service provider. Revenue from equipment sales is primarily recognized upon acceptance by the customer, provided that a contract exists, the price is fixed or determinable and collectibility is reasonably assured. Revenue from equipment sales under long-term fixed price contracts is recognized using the cost-to-cost percentage-of-completion method. Losses on contracts are recognized when determined and revisions in profit estimates are reflected in the period in which the conditions that require the revision become known and are estimable.

     Revenues under arrangements that include both data services and data services equipment are allocated based on the relative fair values of the elements of the arrangement.

     The Company provides satellite capacity under lease agreements that generally provide for the use of satellite transponders and, in certain cases, earth stations for periods generally ranging from one year to the end of life of the satellite. Some of these agreements have certain obligations, including providing spare or substitute capacity, if available, in the event of satellite failure. If no spare or substitute capacity is available, the agreement may be terminated. Revenue under transponder lease and data services agreements is recognized as services are performed, provided that a contract exists, the price is fixed or determinable and collectibility is reasonably assured. Revenues under contracts that include fixed lease payment increases are recognized on a straight-line basis over the life of the lease.

 Research and Development

     Independent research and development costs, which are expensed as incurred, were $32 million, $48 million and $59 million for 2001, 2000 and 1999, respectively, and are included in selling, general and administrative expenses.

 Foreign Exchange Contracts

     Loral enters into foreign exchange contracts as hedges against exchange rate fluctuations of future accounts receivable and accounts payable under contracts-in-process which are denominated in foreign currencies. Prior to 2001, realized and unrealized gains and losses on foreign exchange contracts designated as hedges were deferred and recognized over the lives of the related contracts-in-process. On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which among other things requires that all derivative instruments be recorded on the balance sheet at their fair value. See Note 12.

 Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), Loral accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). The Company accounts for stock-based awards to non-employees in accordance with SFAS 123 and its interpretations.

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

 New Accounting Pronouncements

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The Company adopted the applicable disclosure requirements of SFAS 140 in its consolidated financial statements for the year ended December 31, 2000. The Company has determined that there was no effect on the Company's consolidated financial position or results of operations relating to the adoption of the other provisions of SFAS 140 during 2001.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS 142 on January 1, 2002. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill with a net carrying value of $892 million at the date of adoption and annual amortization of approximately $27 million that resulted from business combinations completed prior to the adoption of SFAS 141. Based on management's preliminary evaluation under the new transitional impairment test in SFAS 142, the Company expects to record a non-cash charge in the first quarter of 2002 to write-off a portion or all of its goodwill. Any transitional impairment loss will be recognized as a change in accounting principle.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt SFAS 143 on January 1, 2003. The Company has not yet determined the impact that the adoption of SFAS 143 will have on its results of operations or its financial position.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company is required to adopt SFAS 144 on January 1, 2002. The Company expects that there will be no effect on the Company's consolidated financial position or results of operations relating to the adoption of SFAS 144.

 Reclassifications

     Certain reclassifications have been made to conform prior year amounts to the current year's presentation.

3.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The components of accumulated other comprehensive income (loss) are as follows (in thousands):

                                                                     YEARS ENDED
                                          DECEMBER 31,              DECEMBER 31,
                                        -----------------   -----------------------------
                                         2001      2000       2001       2000      1999
                                        -------   -------   --------   --------   -------
Cumulative translation adjustment.....  $(1,905)  $(1,513)  $   (392)  $ (1,248)  $  (881)
Unrealized net gains on derivatives,
  net of taxes (see Note 12)..........    3,362                3,362
Increase (reduction) in unrealized
  gains on available-for-sale
  securities, net of taxes............   20,087    32,401    (12,314)    22,937    38,909
Minimum pension liability
  adjustment..........................     (757)                (757)
Less: realized gains on
  available-for-sale securities
  included in net loss................                                  (69,708)
                                        -------   -------   --------   --------   -------
Accumulated other comprehensive income
  (loss)..............................  $20,787   $30,888   $(10,101)  $(48,019)  $38,028
                                        =======   =======   ========   ========   =======

     See Note 9 for the related tax amounts for the table above.

4.  ACQUISITIONS

 Data Services

     On July 31, 1999, Loral's subsidiary, CyberStar LP, acquired Global Access, a business television unit of Williams Communications, Inc., for approximately $11 million in cash. Global Access provides business television, video conferencing and other communication services to companies in various parts of the world through networks operated in Singapore, Dallas, London and Johannesburg. Approximately $8 million of the purchase price was allocated to cost in excess of net assets acquired, which is being amortized over 10 years (see New Accounting Pronouncements). Loral's consolidated financial statements include Global Access's results of operations from August 1, 1999. The above acquisition was accounted for using the purchase method. The results of operations of Global Access were not considered material to the Company; accordingly, pro forma results have not been presented.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

5.  CONTRACTS-IN-PROCESS AND LONG-TERM RECEIVABLES

  Contracts-in-Process

                                                            DECEMBER 31,
                                                        --------------------
                                                          2001        2000
                                                        --------    --------
                                                           (IN THOUSANDS)
U.S. government contracts:
  Amounts billed......................................  $  1,613    $  8,285
  Unbilled receivables................................     3,650       4,098
                                                        --------    --------
                                                           5,263      12,383
                                                        --------    --------
Commercial contracts:
  Amounts billed......................................   157,153      48,604
  Unbilled receivables................................    16,183     133,645
                                                        --------    --------
                                                         173,336     182,249
                                                        --------    --------
                                                        $178,599    $194,632
                                                        ========    ========

     Unbilled amounts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed in accordance with the contract terms, typically upon shipment of the product, achievement of contractual milestones, or completion of the contract and, at such time, are reclassified to billed receivables.

  Long-Term Receivables

     Billed receivables relating to long-term contracts are expected to be collected within one year. Loral classifies billings deferred and the orbital component of unbilled receivables expected to be collected beyond one year as long-term. Receivable balances related to satellite orbital incentive payments and billings deferred as of December 31, 2001 are scheduled to be received as follows (in thousands):

2002........................................................  $ 11,899
2003........................................................    41,282
2004........................................................    54,294
2005........................................................    22,757
2006........................................................    27,415
Thereafter..................................................    44,558
                                                              --------
                                                               202,205
Less, current portion included in contracts-in-process......   (11,899)
                                                              --------
Long-term receivables.......................................  $190,306
                                                              ========

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

6.  PROPERTY, PLANT AND EQUIPMENT

                                                           DECEMBER 31,
                                                     ------------------------
                                                        2001          2000
                                                     ----------    ----------
                                                          (IN THOUSANDS)
Land and land improvements.........................  $   25,206    $   25,073
Buildings..........................................      79,142        74,871
Leasehold improvements.............................      21,770        20,883
Satellites in-orbit, including satellite
  transponder rights of $298.4 million.............   1,648,691     1,648,691
Satellites under construction......................     463,246       267,700
Earth stations.....................................      68,741        50,987
Equipment, furniture and fixtures..................     273,729       299,740
Other construction in progress.....................      43,174        50,243
                                                     ----------    ----------
                                                      2,623,699     2,438,188
Accumulated depreciation and amortization..........    (646,343)     (493,373)
                                                     ----------    ----------
                                                     $1,977,356    $1,944,815
                                                     ==========    ==========

     In September, 1999, Loral Orion purchased from APT Satellite Company Limited ("APT") for approximately $273 million, the rights to all transponder capacity and existing customer leases on the Apstar IIR satellite (except for one C-band transponder retained by APT), and renamed the satellite the Telstar 10/Apstar IIR satellite. Loral Orion has full use of the transponders for the remaining life of Telstar 10/Apstar IIR. Loral Orion has the right to provide replacement satellites upon the end of life of Telstar 10/Apstar IIR, for which it will be required to pay a fee to APT for the right to use the orbital slot.

     Depreciation and amortization expense for property, plant and equipment was $192.8 million, $182.4 million and $139.9 million in 2001, 2000 and 1999, respectively. Accumulated depreciation and amortization as of December 31, 2001 and 2000 includes $51.8 million and $29.0 million, respectively, related to satellite transponders where Loral has the rights to transponders for the remaining life of the related satellite.

     Satellites in-orbit are either leased by customers or held for lease by the Company. Future minimum lease receipts due from customers under long-term operating leases for transponder capacity on the Company's satellites in-orbit and for service agreements as of December 31, 2001, are as follows (in thousands):

2002.............................................  $  340,089
2003.............................................     244,388
2004.............................................     189,371
2005.............................................     141,624
2006.............................................     104,902
Thereafter.......................................     417,968
                                                   ----------
                                                   $1,438,342
                                                   ==========

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

7.  INVESTMENTS IN AND ADVANCES TO AFFILIATES

     Investments in and Advances to Affiliates consists of (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
Satmex equity investments..............................  $ 71,318    $ 84,290
Europe*Star equity investments and advances............    82,346     104,593
XTAR equity investment.................................     2,781          --
Globalstar:
  Acquired notes and loans ($624 million and $572
     million principal and accrued interest as of
     December 31, 2001 and 2000, respectively).........    32,674      50,267
  Vendor financing ($242 million and $229 million
     principal and accrued interest as of December 31,
     2001 and 2000, respectively)......................        --          --
Globalstar service provider partnerships equity
  investments and advances.............................      (776)     11,400
Other affiliate equity investments.....................        --       1,108
                                                         --------    --------
                                                         $188,343    $251,658
                                                         ========    ========

     Equity in net (loss) income of affiliates consists of (in thousands):

                                                YEARS ENDED DECEMBER 31,
                                          ------------------------------------
                                            2001         2000          1999
                                          --------    -----------    ---------
Satmex..................................  $(12,046)   $    18,786    $ (33,403)
Europe*Star.............................   (28,110)        (6,499)      (4,833)
XTAR, net of taxes......................      (498)            --           --
Globalstar, net of taxes................     5,474     (1,256,772)     (98,980)
Globalstar service provider
  partnerships..........................   (30,389)       (37,903)     (10,881)
Other affiliates, net of taxes..........    (1,108)       (12,522)     (29,722)
                                          --------    -----------    ---------
                                          $(66,677)   $(1,294,910)   $(177,819)
                                          ========    ===========    =========

     The consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                               2001        2000        1999
                                             --------    --------    --------
Revenues...................................  $100,924    $161,730    $410,988
Interest and investment income.............     1,177      70,616      36,306
Interest expense capitalized on development
  stage enterprises........................       120       4,846      43,548
Profits relating to affiliate transactions
  not eliminated...........................     3,735      26,630      13,539
Elimination of Loral's proportionate share
  of profits relating to affiliate
  transactions.............................     1,527       7,245       4,541
Amortization of excess carrying value,
  capitalized interest and intercompany
  profits related to investment in
  affiliates (see New Accounting
  Pronouncements)..........................      (538)     29,444          --

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

7.  INVESTMENTS IN AND ADVANCES TO AFFILIATES -- (CONTINUED)

  Satmex

     In connection with the privatization by the Federal Government of Mexico (the "Mexican Government") of its fixed satellite services business, Loral and Principia, S.A. de C.V. ("Principia") formed a joint venture, Firmamento Mexicano, S.A. de R.L. de C.V. ("Holdings"). In 1997, Holdings acquired 75% of the outstanding capital stock of Satmex. As part of the acquisition, Servicios Corporativos Satelitales, S.A. de C.V. ("Servicios"), a wholly owned subsidiary of Holdings, issued a seven-year obligation to the Mexican Government (the "Government Obligation") in consideration for the assumption by Satmex of the debt incurred by Servicios in connection with the acquisition. The Government Obligation had an initial face amount of $125 million, which accretes at 6.03% and expires in December 2004. The debt of Satmex and Servicios is non-recourse to Loral and Principia; however, Loral and Principia have agreed to maintain assets in a collateral trust in an amount equal to 1.2 times the value of the Government Obligation until maturity. As of December 31, 2001, Loral and Principia have pledged their respective shares in Holdings in such trust. Loral has a 65% economic interest in Holdings and a 49% indirect economic interest in Satmex.

     Loral and Principia are responsible for managing Satmex. They are entitled to receive an aggregate management fee, based on a sliding scale, applied to Satmex's quarterly gross revenues up to a maximum of 3.75% of each year's cumulative gross revenues. Loral recognized management fee income of $2.1 million and $2.7 million in 2001 and 2000, respectively, which is included in revenues. Loral and Principia agreed to waive such fee for 1999. Beginning in 1999, Loral licensed certain intellectual property to Satmex for a fee of up to 1.5% of Satmex's gross revenues, as defined, resulting in $1.8 million, $2.0 million and $1.0 million of such fees in 2001, 2000 and 1999, respectively.

     On March 30, 1999, Loral acquired 577,554 shares of preferred stock of Satmex at a purchase price of $30.3 million. The preferred stock has limited voting rights, pays a dividend in limited voting common stock of Satmex and is exchangeable, at Satmex's option, into limited voting common stock of Satmex based upon a predetermined exchange ratio. In May 2000, Satellites Enigma S.A. de C.V., a subsidiary of Principia, exercised its option to purchase 104,105 shares of this preferred stock from Loral for $6.6 million in cash and Loral realized a gain of $1 million, which is included in gain on investments on Loral's consolidated statements of operations.

     In August 2000, Satmex announced that its Solidaridad 1 satellite ceased operation and was irretrievably lost. The loss was caused by the failure of the back-up control processor on board the satellite. Solidaridad 1, which was built by Hughes Space and Communications and launched in 1994, experienced a failure of its primary control processor in April 1999, and had been operating on its back-up processor since that time. The majority of Solidaridad 1 customers were provided replacement capacity on other Satmex satellites or on satellites operated by Loral Skynet. Satmex received net insurance proceeds of $235 million relating to the loss of Solidaridad 1 and recognized an after tax gain of $67 million in 2000 and $5 million in 2001, which resulted from the insurance proceeds in excess of the carrying amount of the satellite and the incremental costs associated with providing replacement capacity. Satmex has contracted with SS/L to build a replacement satellite, known as Satmex 6, for $243 million which is scheduled to be launched in the first quarter of 2003, and is designed to provide broader coverage and higher power levels than any other satellite currently in the Satmex fleet.

     At December 31, 2001, Solidaridad 2 had a remaining estimated useful life of seven years. Solidaridad 2 was also manufactured by Hughes and is similar in design to Solidaridad 1 and to other Hughes satellites which have experienced in-orbit component failures. While Satmex has obtained in-orbit insurance for Solidaridad 2, a satellite failure would result in a decrease in Satmex's profits, which would not be insured. The in-orbit insurance for Solidaridad 2 expires in November 2002. Satmex cannot guarantee that it will be able to renew the insurance at the end of this period, or that if renewal is available, that it would be on

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

7.  INVESTMENTS IN AND ADVANCES TO AFFILIATES -- (CONTINUED)

acceptable terms. For example, a renewal policy for Solidaridad 2 may not insure against an in-orbit failure due to the loss of the satellite's control processor, the same component that caused the loss of Solidaridad 1 and other Hughes satellites. Such an uninsured loss would have a material adverse effect on Satmex's results of operations and financial condition.

     The following table presents summary financial data for Satmex as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001     2000(1)    1999(2)
                                                       --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenues.............................................  $128,044   $136,441   $135,520
Operating income.....................................    35,095     34,315     24,988
Net income (loss)....................................    (3,112)    55,184    (46,663)
Net income (loss) applicable to common
  stockholders.......................................    (4,619)    53,677    (47,793)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
BALANCE SHEET DATA:
Current assets..............................................  $  200,507   $  277,702
Total assets................................................   1,089,278    1,123,577
Current liabilities.........................................      44,791       50,379
Long-term debt..............................................     555,000      571,000
Long-term liabilities.......................................     100,879      110,478
Shareholders' equity........................................     388,608      391,720

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

  Europe*Star

     Europe*Star, a joint venture between Loral and Alcatel, launched Europe*Star 1, an all Ku-band satellite, in October 2000. Europe*Star 1, marketed as part of the Loral Global Alliance, commenced service in January 2001. Alcatel was the prime contractor of Europe*Star 1, with SS/L acting as a subcontractor under contracts aggregating $122 million. During 2001 and 2000, Loral invested $4 million and $6 million in Europe*Star, respectively. As of December 31, 2001 and 2000 Loral owned 47% of Europe*Star. Pursuant to the terms of the shareholders agreement, Loral has permitted Alcatel to fund additional expenditures to develop Europe*Star's business and infrastructure through $181 million in loans to the venture, which Alcatel claims are payable on demand. Loral has provided $40.3 million and $38.1 million of advances to Europe*Star as of December 31, 2001 and 2000, respectively.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

7.  INVESTMENTS IN AND ADVANCES TO AFFILIATES -- (CONTINUED)

     The following table presents summary financial data for Europe*Star as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 (in thousands):

                                                    YEARS ENDED DECEMBER 31,
                                                   --------------------------
                                                    2001      2000      1999
                                                   -------   -------   ------
STATEMENT OF OPERATIONS DATA:
Revenues.........................................  $13,743   $    --   $   --
Operating loss...................................  (33,714)  (14,391)  (5,638)
Net loss applicable to shareholders..............  (58,995)  (15,338)  (5,024)

                                                             DECEMBER 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
BALANCE SHEET DATA:
Current assets..........................................  $  5,186   $  8,027
Total assets............................................   383,884    334,039
Current liabilities.....................................    82,942     29,871
Long-term liabilities...................................    10,423      2,640
Loans from partners'....................................   237,698    189,376
Net partners' capital...................................    52,821    112,152

  XTAR

     XTAR is a joint venture, formed for the purpose of launching and operating an X-band satellite to provide satellite services to government customers, in which Loral owns a 56% interest. Due to the veto rights the other partner in the joint venture has with respect to certain significant operating decisions and Loral's inability to control such decisions, this investment is accounted for on the equity method. In addition, XTAR has agreed to lease certain transponders on the Spainsat satellite, which is being constructed for Loral's other partner in XTAR. SS/L is currently constructing both the XTAR and Spainsat satellites under contracts aggregating $163 million and is eliminating profit on these contracts to the extent of the Company's beneficial interest in XTAR. As of March 4, 2002, the partners, in proportion to their respective ownership interests, have contributed $20 million to XTAR (including $11 million by Loral) and expect to fund an additional $35 million in 2002 (including $20 million by Loral).

  Globalstar

     A subsidiary of Loral acts as the managing general partner of Globalstar, which owns and operates a global telecommunications network designed to serve virtually every populated area of the world by means of a 52-satellite constellation, including four in-orbit spares (the "Globalstar System"). The Globalstar System commenced operations in the first quarter of 2000.

     The Company accounts for its investment in Globalstar on the equity method due to its inability to control significant operating decisions at Globalstar, recognizing its allocated share of net losses based on the direct and indirect ordinary partnership interests it owns. In 2000, Loral's allocated share of Globalstar's losses and Globalstar's impairment charges reduced Loral's investment in and advances to Globalstar to zero (see below). Accordingly, there is no longer any requirement for Loral to provide for any of Globalstar net losses subsequent to December 31, 2000. The Company accounts for its investment in Globalstar's $500 million credit facility at fair value, with changes in the value (net of tax) recorded as a component of other

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

7.  INVESTMENTS IN AND ADVANCES TO AFFILIATES -- (CONTINUED)

comprehensive income (loss) (see Notes 3 and 12). The Company recognized unrealized net gains (losses) after taxes of $(12) million and $33 million in 2001 and 2000, respectively, in connection with this security.

     In January 2001, Globalstar suspended indefinitely principal and interest payments on its debt and dividend payments on its redeemable preferred partnership interests in order to conserve cash for operations.

     On February 15, 2002, Globalstar and certain of its direct subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court for the District of Delaware (the "Court"). In connection therewith, Loral/Qualcomm Satellite Services, L.P., the managing general partner of Globalstar, its general partner, Loral/Qualcomm Partnership, L.P. ("LQP"), and certain of Loral's subsidiaries that serve as general partners of LQP also filed voluntary petitions with the Court. As a result of Globalstar's bankruptcy petition, several of Globalstar's debt facilities, and other debt obligations have been accelerated and are immediately due and payable. Subcontractors have assumed $91 million of financing related to deferred billings SS/L has provided to Globalstar at December 31, 2001, which includes $46 million which is non-recourse to SS/L in the event of non-payment by Globalstar due to bankruptcy and is included in long-term liabilities on the consolidated balance sheets.

     Globalstar has reached an agreement with Loral and an informal committee of noteholders, representing approximately 17% principal amount of Globalstar's outstanding notes, regarding the substantive terms of a financial and legal restructuring of Globalstar's business. The proposed restructuring plan, which will have to be submitted for and will be subject to Court approval, calls for the establishment of a new Globalstar company which will, in addition to taking ownership of all of Globalstar's existing assets, acquire certain service provider operations, including Loral's investment in the Canadian service provider company. Under the proposed restructuring plan, if approved, the new company will initially be owned by Globalstar's existing noteholders and other unsecured creditors, including Loral, which would result in Loral initially holding about a 24% equity interest in the new company, prior to any dilution that may result from any new investments. The proposed plan also calls for the cancellation of all existing partnership interests in Globalstar, but contemplates, subject to the satisfaction of certain conditions, a rights offering to common and preferred shareholders in Globalstar Telecommunications Limited and Globalstar's creditors which could give them the option to purchase up to 15% of the common equity in the new company. The proposed plan, if approved, will also provide for mutual releases of claims related to Globalstar to be granted to and by various persons, including, among others, Globalstar, Globalstar's officers and directors, Loral and its affiliates, Globalstar partners, service providers acquired by Globalstar and the members of any official and informal committees of creditors. On March 5, 2002, the Court appointed an official committee of creditors. Although the majority of the members of the official committee are the members of the informal committee, there can be no assurance that the proposed restructuring plan, including Loral's proposed equity ownership in the new company, will be approved by Globalstar's remaining creditors or the Court.

     As of December 31, 2001, the Company's direct and indirect investment in connection with Globalstar related activities included about 39% of Globalstar's common equity (including GTL common stock), about 27% of its debt, an investment in Globalstar Telecommunications Limited preferred stock and investments in and advances to Globalstar service provider partnerships. The Company also has 3.45 million warrants to acquire Globalstar partnership interests at $91 per interest. As of December 31, 2001, the market value of the 9.9 million shares of GTL stock owned by Loral, based on the last reported sale was $1.6 million. The Company has outstanding options to certain of its officers and directors to purchase approximately 16% of the GTL common shares owned by Loral, at an exercise price of $7.09 per share. During 2000, Loral recorded after-tax charges of approximately $1.4 billion ($1.7 billion pre-tax) related to Loral's investments in and advances in connection with Globalstar related activities, consisting of Loral's share of after-tax operating losses of $1.29 billion or approximately $1.6 billion on a pre-tax basis (including approximately $882 million representing Loral's after-tax share of Globalstar's impairment charges or approximately $1.2 billion on a pre-

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

7.  INVESTMENTS IN AND ADVANCES TO AFFILIATES -- (CONTINUED)

tax basis) and after-tax impairment charges of $112 million ($125 million pre-tax), resulting from the write-down of investments in and advances to Globalstar service provider partnerships to their estimated fair values as of December 31, 2000. In connection with recording Loral's share of Globalstar's operating losses for the year ended December 31, 2000, Loral recorded an accrued obligation of $22.3 million representing the Company's estimate of the probable uncollectible costs in connection with non-cancellable subcontractor obligations to be incurred on Globalstar's behalf. In 2001, Loral recognized no income or loss related to the Company's share of Globalstar's losses. The $5.5 million, net of taxes, reflected in the Company's statement of operations related to Globalstar, reflects the recovery of amounts during the year which reduced the Company's estimate of the remaining probable obligation. The Company's investment in Globalstar related activities on its balance sheet as of December 31, 2001 was approximately $32 million, consisting primarily of the fair value of its investment in Globalstar's $500 million credit facility which was based on the trading values of Globalstar's public debt at December 31, 2001. If Globalstar were unable to effectuate a successful restructuring, the Company's remaining investment in Globalstar's $500 million credit facility would be impaired, which would have no effect on the Company's results of operations. Loral's investment in the 2002 operations of those Globalstar service provider ventures, in which it participates as an equity owner, is expected to be less than $5 million in 2002. These Globalstar service providers have constructed and operate gateways, are licensed to provide services and, through their sales and marketing organizations, are actively selling Globalstar service, in their respective territories. In addition, the Company has contingent liabilities of approximately $14 million in connection with Globalstar service provider partnerships, which is supported by letters of credit (see Note 13).

     SS/L was the prime contractor for the construction and launch of Globalstar's satellites, under construction contracts aggregating approximately $2.2 billion, which are substantially complete. SS/L awarded subcontracts to third parties, including other investors in Globalstar, for substantial portions of the work under these contracts.

     The following table presents summary financial data for Globalstar as of December 31, 2000 and for each of the two years in the period ended December 31, 2000 (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2000         1999
                                                              ----------   -----------
STATEMENT OF OPERATIONS DATA:
Revenues....................................................  $    3,650   $
Operating loss (including an impairment charge of $2,939,790
  in 2000)..................................................   3,472,998       186,505
Net loss....................................................   3,785,671       180,364
Preferred distributions.....................................      30,730        52,220
Net loss applicable to ordinary partnership interests.......   3,816,401       232,584

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

7.  INVESTMENTS IN AND ADVANCES TO AFFILIATES -- (CONTINUED)


                                                              DECEMBER 31,
                                                              ------------
                                                                  2000
                                                              ------------
BALANCE SHEET DATA:
Current assets..............................................  $   257,453
Total assets................................................      702,276
Current liabilities.........................................    2,599,121
Long-term debt, including vendor financing..................      448,051
Other long-term liabilities.................................       50,318
Partners' (deficiency)......................................   (2,395,214)

  Other Affiliates

     Other affiliate equity investments include Loral's investment in Mabuhay Space Holdings Limited ("Mabuhay"), which owns and operates certain satellite transponders. As of December 31, 2000, the Company's investment in Mabuhay had been reduced to zero. Loral recorded impairment charges relating to its investment in Mabuhay in 2000 and 1999 of $12 million and $15 million, respectively, net of related tax benefits.

8.  LONG-TERM DEBT

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Loral Orion 10.00% senior notes due 2006 (principal amount
  $613 million).............................................  $  903,738   $       --
Satellite term loan, 5.64% and 10.45% at December 31, 2001
  and 2000, respectively....................................     294,000      300,000
Satellite revolving credit facility, 5.14% and 9.95% at
  December 31, 2001 and 2000, respectively..................     136,000      200,000
LSC term loan facility, 4.17% and 7.0% at December 31, 2001
  and 2000, respectively....................................     400,000      175,000
LSC revolving credit facility, 4.17% and 7.0% at December
  31, 2001 and 2000, respectively...........................     165,000      420,000
9.5% Senior notes due 2006..................................     350,000      350,000
Export-Import credit facility...............................       8,580       10,726
Other.......................................................         557          576
Non-recourse debt of Loral Orion:
  11.25% Senior notes due 2007 (principal amount $37 million and $443 million at December 31, 2001 and 2000,
     respectively)..........................................      40,385      495,377
  12.50% Senior discount notes due 2007 (principal amount at maturity $49 million and $484 million and accreted
     principal amount $49 million and $427 million at
     December 31, 2001 and 2000, respectively)..............      54,696      491,841
  Other.....................................................      10,185       13,324
                                                              ----------   ----------
Total debt..................................................   2,363,141    2,456,844
Less, current maturities....................................     136,616      110,715
                                                              ----------   ----------
                                                              $2,226,525   $2,346,129
                                                              ==========   ==========

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

8.  LONG-TERM DEBT -- (CONTINUED)

     Satellite Credit Agreement

     On December 21, 2001, Loral Satellite, Inc. ("Loral Satellite"), a subsidiary of Loral Space & Communications Corporation, which in turn is a subsidiary of Loral, entered into the first amendment to the $500 million secured credit agreement dated as of November 17, 2000 by and among Loral Satellite, Bank of America as Administrative Agent, and the other lending parties thereto (the "Satellite Credit Agreement"). The first amendment extended the expiration date of the $200 million revolving credit facility to January 7, 2005, and amended the amortization payment schedule on the $300 million term loan as follows: $11,250,000 per quarter commencing on March 31, 2002 through September 30, 2004, and $170,250,000 on January 7, 2005. The first amendment also effected certain changes to provisions relating to the collateral pool provided to lenders under the Loral Satellite credit facility and imposed additional limitations on the application of proceeds from any sale of assets from this collateral pool.

     Borrowings under the Satellite Credit Agreement bear interest, at Loral Satellite's option, at various rates based on fixed margins over the lead bank's base rate or the London Interbank Offer Rate for periods of one, two, three or six months. Loral Satellite pays a commitment fee on the unused portion of the revolver.

     The Satellite Credit Agreement is secured by certain assets of Loral Satellite, including the Telstar 6 and Telstar 7 satellites and the loans due to Loral under Globalstar's $500 million credit facility (see below). Based on a third party valuation, management believes that the fair value of Telstar 6 and Telstar 7 is in excess of $500 million. As of December 31, 2001, the net book value of Telstar 6 and Telstar 7 in Loral's consolidated financial statements was approximately $328 million. In addition, as part of the first amendment, lenders under the Loral Satellite credit facility received a junior lien on the assets of Loral SpaceCom Corporation ("LSC") and its subsidiaries pledged in favor of the banks under the LSC Amended Credit Agreement.

     Loral has also agreed to guarantee Loral Satellite's obligations under the $500 Million Credit Agreement, which guarantee agreement contains a minimum net worth covenant.

     The Satellite Credit Agreement contains financial covenants, including maintenance of a minimum collateral coverage ratio, minimum net worth and minimum EBITDA. The Satellite Credit Agreement also contains customary limitations, including those on indebtedness, fundamental changes, asset sales, dividends, (except that Loral Satellite may pay dividends to its parent provided that the first $100 million of cash transferred to its parent must be in the form of an intercompany note), investments, capital expenditures, creating liens (other than those created pursuant to the $500 Million Credit Agreement), prepayments or amendments of indebtedness, and transactions with affiliates.

     Proceeds from the Satellite Credit Agreement were used by Loral Satellite to purchase all of the creditors' interests in the loans outstanding under Globalstar's $500 million credit agreement. The guarantee of Globalstar's $500 million credit agreement that had been provided by Loral Satellite, was terminated and released in connection with this transaction.

     LSC Amended Credit Agreement

     On December 21, 2001, LSC entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, and the other lenders parties thereto (the "LSC Amended Credit Agreement"). The LSC Amended Credit Agreement provides for a $200 million revolving credit facility expiring January 7, 2005 and a $400 million term loan subject to the following amortization payment schedule: $5 million on each of March 31, June 30, and September 30, 2002; $25 million on December 31, 2002; $5 million on each of March 31, June 30, September 30 and December 31, 2003; $20 million on each of March 31, June 30 and September 30, 2004; and $280 million on January 7, 2005. Borrowings under the LSC Amended Credit Agreement bear interest, at LSC's option, at various rates based on margins over the lead

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

8.  LONG-TERM DEBT -- (CONTINUED)

bank's base rate or the London Interbank Offered Rate for periods of one, two, three or six months. The margin levels have increased under the new amended agreement and are fixed through September 30, 2002. LSC pays a commitment fee on the unused portion of the revolver.

     The LSC Amended Credit Agreement contains financial covenants of LSC and its subsidiaries, such as maintenance of interest coverage, leverage ratios and minimum net worth. The LSC Amended Credit Agreement also contains limitations on LSC and its subsidiaries, including those on indebtedness, liens, fundamental changes, asset sales, dividends, investments, capital expenditures, transactions with affiliates and certain other intercompany transactions. The LSC Amended Credit Agreement allows dividend payments to Loral if cumulative dividend payments do not exceed 50% of its cumulative consolidated net income and the ratio of its funded debt to EBITDA is less than 3.0 to 1.0. For the year ended December 31, 2001, Loral SpaceCom had no capacity under this covenant to pay Loral any dividends.

     The LSC Amended Credit Agreement is secured by substantially all of the assets of and the stock of LSC and its subsidiaries, including SS/L. As of December 31, 2001, the net book value of the net assets that secure the LSC Amended Credit Agreement was approximately $1.15 billion. LSC's obligations under the LSC Amended Credit Agreement have been guaranteed by certain of LSC's subsidiaries, including SS/L.

     Loral Orion Debt Agreements

     On December 21, 2001, Loral Orion completed exchange offers and consent solicitations by issuing $613 million principal amount of new senior notes due 2006 ("New Senior Notes") guaranteed by Loral, in exchange for the extinguishment of $841 million principal amount of Loral Orion senior notes due 2007 and senior discount notes due 2007 as discussed below. As part of the exchange, Loral issued to the New Senior Note holders 6.04 million five-year warrants to purchase Loral common stock (approximately 1.8% of the Company's outstanding common stock) at a price of $2.37 per share. The warrants were valued at $7 million using the Black Scholes option pricing model with the following assumptions: stock volatility, 75%, risk free interest rate, 4.36%, and no dividends during the expected term. Principal amount of $37 million of the existing senior notes and principal amount of $49 million of the existing senior discount notes remain outstanding at their original maturities and interest rates.

     The interest rate on the New Senior Notes is 10%, a reduction from the 11.25% interest rate on the existing senior notes and the 12.5% rate on the existing senior discount notes. Interest is payable semi-annually on July 15 and January 15, beginning July 15, 2002. As a result of the lower interest rate and the $229 million reduction in principal amount of debt, Loral Orion's annual cash interest payments will be reduced by approximately $39 million. Under U.S. generally accepted accounting principles dealing with debt restructurings, the Company recorded an after-tax extraordinary gain of $22 million on the exchange, after expenses of $8 million. The carrying value of the New Senior Notes on the balance sheet is $904 million, although the actual principal amount of the New Senior Notes is $613 million. The difference between this carrying value and the actual principal amount of the New Senior Notes will be amortized over the life of the New Senior Notes, fully offsetting interest expense through maturity of the New Senior Notes. The indenture relating to the New Senior Notes contains limitations on Loral Orion and its subsidiaries, including, without limitation, restrictions on Loral Orion's ability to pay dividends or make loans to Loral.

     In connection with the consummation of the exchange offer, LSC canceled its $79.7 million intercompany note issued to it by Loral Orion, which ranked pari passu to senior debt, in exchange for the transfer of Loral Orion's data services business and the issuance of a new note to LSC in the principal amount of $29.7 million due 2006, having an interest rate of 10% per annum payable in kind, subordinated to Loral Orion's New Senior Notes. Loral Orion's data services business was transferred to a newly-formed subsidiary of Loral, which assumed the name "Loral CyberStar, Inc".

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

8.  LONG-TERM DEBT -- (CONTINUED)

     In connection with the Loral Orion acquisition, the carrying value of the senior notes and senior discount notes were increased to reflect a fair value adjustment based on quoted market prices at the date of acquisition. Such adjustment resulted in effective interest rates of 8.69% and 9.69% on the senior notes and senior discount notes, respectively, through maturity.

     The Loral Orion senior notes are due in 2007 and pay interest semi-annually. The senior discount notes are due in 2007 and pay interest semi-annually commencing on July 15, 2002. The accreted principal value of the senior discount notes was $49 million and $427 million as of December 31, 2001 and 2000, respectively. Along with the issuance of each senior note and senior discount note, one warrant was originally issued to purchase shares of common stock. Upon the acquisition of Loral Orion, each warrant was converted so that it could purchase shares of Loral common stock. As of December 31, 2001, exercisable warrants for 68,045 shares of Loral common stock at an exercise price of $0.02 per share under the Loral Orion senior notes and 126,359 shares of Loral common stock at an exercise price of $0.03 per share under the Loral Orion senior discount notes are yet to be exercised.

     Other Debt Agreements

     In 1999, Loral sold $350 million principal amount of 9.5% Senior Notes due 2006 ("Senior Notes"). The Senior Notes are general unsecured obligations of Loral that: (1) are structurally junior in right of payment to all existing and future indebtedness of Loral's subsidiaries; (2) are equal in right of payment with all existing and future senior indebtedness of Loral (except as to assets pledged to secure such indebtedness); and (3) are senior in right of payment to any future indebtedness which is by its terms junior in right of payment to any senior indebtedness of Loral. Interest on the Senior Notes accrues at the rate of 9.5% per annum and is payable semi-annually on January 15 and July 15. The Senior Notes will mature on January 15, 2006. Loral may redeem all or part of the Senior Notes on or after January 15, 2003. Upon a change of control (as defined), each holder of Senior Notes will have the right to require Loral to repurchase such holder's Senior Notes at a price equal to 101% of the principal amount thereof plus accrued interest to the date of repurchase.

     The Satellite Credit Agreement, LSC Amended Credit Agreement, the indenture relating to Loral Orion's New Series Notes, and Loral's indenture relating to its Senior Notes, provide for cross default or cross acceleration provisions.

     SS/L borrowed a total of $42.9 million under an export-import credit facility (the "EX-IM Facility") with a Japanese bank. The EX-IM Facility is fully secured by a letter of credit arrangement with another bank. As of December 31, 2001, no amounts remained available for borrowing under this facility. The outstanding principal is being repaid in semi-annual installments through November 1, 2005. Interest is charged at LIBOR less 1/4% and is payable semi-annually on May 1 and November 1.

     As of December 31, 2001, Loral believes it was in compliance with all covenants pertaining to its debt facilities.

     The aggregate maturities of the carrying value of total debt for the years 2002 through 2006 are as follows (in millions): $136.6, $131.9, $160.8, $818.7 and $1,028.5.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

9.  INCOME TAXES

     The benefit (provision) for income taxes on the loss before income taxes, equity in net loss of affiliates, minority interest, Globalstar related impairment charges, extraordinary gain and cumulative effect of change in accounting principle consists of the following (in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                                 -----------------------------
                                                   2001       2000      1999
                                                 --------   --------   -------
Current:
  U.S. federal.................................  $ 31,083   $ (2,527)  $(5,591)
  State and local..............................     1,164    (11,322)   (1,758)
                                                 --------   --------   -------
                                                   32,247    (13,849)   (7,349)
Deferred:
  U.S. federal.................................   (15,785)     1,924    44,766
  State and local..............................    (6,753)     2,550    (4,901)
                                                 --------   --------   -------
                                                  (22,538)     4,474    39,865
                                                 --------   --------   -------
Total income tax benefit (provision) for income
  taxes........................................  $  9,709   $ (9,375)  $32,516
                                                 ========   ========   =======

     The income tax benefit (provision) excludes the following (in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  2001       2000       1999
                                                --------   --------   --------
Equity in net loss of Globalstar partnership:
  Current tax benefit.........................  $          $          $  4,836
  Deferred tax benefit (provision)............    (4,356)   298,664     (1,405)
Equity in net loss of Satmex:
  Deferred tax benefit........................       988
Equity in net loss of other affiliates:
  Deferred tax benefit........................       318     10,817     12,065
                                                --------   --------   --------
Subtotal of amounts attributable to equity in
  net loss of affiliates......................    (3,050)   309,481     15,496
Globalstar related impairment charges:
  Deferred tax benefit........................               13,169
Minority interest for CyberStar L.P.:
  Current tax (provision).....................      (125)      (703)      (749)
  Deferred tax benefit........................        36        186        120
Extraordinary gain on debt exchange:
  Current tax (provision).....................   (74,149)
  Deferred tax benefit........................    62,270
Cumulative effect of change in accounting
  principle:
  Deferred tax benefit........................     1,197
Unrealized gain on available-for-sale
  securities:
  Deferred tax benefit (provision)............     6,157    (17,593)
Unrealized gains on derivatives...............
  Deferred tax (provision)....................    (2,312)

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

9.  INCOME TAXES -- (CONTINUED)

     The benefit (provision) for income taxes on the loss before income taxes, equity in net loss of affiliates, minority interest, Globalstar related impairment charges, extraordinary gain and cumulative effect of change in accounting principle differs from the amount computed by applying the statutory U.S. Federal income tax rate because of the effect of the following items (in thousands):

                                                YEARS ENDED DECEMBER 31,
                                          ------------------------------------
                                            2001          2000          1999
                                          --------      --------      --------
Tax benefit at U.S. statutory...........  $ 56,096      $ 19,895      $ 21,748
  Federal income tax rate...............       (35)%         (35)%         (35)%
Permanent adjustments which change
  statutory amount:
  State and local income taxes, net of
     federal income tax.................    (3,633)       (5,702)       (4,329)
  Non-U.S. income and losses taxed at
     lower rates........................   (26,141)      (11,144)       (6,624)
  Non-deductible amortization of cost in
     excess of net assets acquired......    (8,738)       (8,738)       (8,718)
  Government export controls
     settlement.........................    (4,034)
  Reversal of valuation allowance for
     Loral Orion pre-acquisition NOL
     carryforwards......................                                33,565
  Other, net............................    (3,841)       (3,686)       (3,126)
                                          --------      --------      --------
Net income tax benefit (provision)......  $  9,709      $ (9,375)     $ 32,516
                                          ========      ========      ========

     As of December 31, 2001, the Company had net operating loss carryforwards of approximately $663 million, which includes $378 million related to foreign partner interests in Globalstar and CyberStar L.P., as well as tax credit carryforwards of approximately $3 million, which expire at varying dates from 2011 through 2020. Due to uncertainties regarding its ability to realize the benefits from the loss carryforwards related to the foreign partner interests in Globalstar and Cyberstar L.P. and certain other deferred tax assets, the Company established a valuation allowance of $186 million as of December 31, 2001 against these net deferred tax assets. The valuation allowance was $114.0 million at December 31, 2000 and $52.1 million at December 31, 1999. The increases during 2001 and 2000 primarily related to the additional reserve established for the benefit from the loss carryforwards related to the foreign partner interests in Globalstar. During 1999, the reversal of the valuation allowance for Loral Orion pre-acquisition loss carryforwards resulted from a tax law change. For the years ended December 31, 2001, 2000 and 1999, loss before income taxes includes approximately $71 million, $25 million and $20 million, respectively, of non-U.S. source loss.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

9.  INCOME TAXES -- (CONTINUED)

     The significant components of the net deferred income tax asset are (in thousands):

                                                            DECEMBER 31,
                                                       ----------------------
                                                         2001         2000
                                                       ---------    ---------
Postretirement benefits other than pensions..........  $  15,113    $  13,990
Inventoried costs....................................     33,832       43,603
Net operating loss and tax credit carryforwards......    246,788      255,161
Compensation and benefits............................     11,365       15,712
Premium on senior notes..............................    191,121      111,528
Investments in and advances to affiliates............    306,030      301,869
Other, net...........................................    (14,404)     (12,062)
Pension costs........................................     (5,180)      (6,024)
Property, plant and equipment........................   (216,768)    (186,957)
Income recognition on long-term contracts............    (53,412)     (97,332)
                                                       ---------    ---------
  Subtotal...........................................    514,485      439,488
Less valuation allowance.............................   (186,100)    (114,014)
                                                       ---------    ---------
  Net deferred income tax asset......................  $ 328,385    $ 325,474
                                                       =========    =========

     The net deferred income tax asset is classified as follows (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
Other current assets...................................  $ 30,857    $ 32,332
                                                         ========    ========
Deferred tax assets....................................  $297,528    $293,142
                                                         ========    ========

10.  SHAREHOLDERS' EQUITY

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

     In February 2000, 1.4 million shares of the Series C Preferred Stock were converted into 3.5 million shares of Loral common stock. In connection with this conversion, Loral issued to the converting shareholders 332,777 additional shares of its common stock, which approximated the dividend prepayments to which the holders would have been entitled if a provisional redemption of those securities had been made (which resulted in a non-cash dividend charge of $6 million).

     In April 2001, 3.7 million shares of the Series C Preferred Stock were converted into 20.1 million shares of Loral common stock in connection with the Company's exchange offers (see Series C and Series D Preferred Stock Exchange Offers below).

     The Series C Preferred Stock outstanding at December 31, 2001 had an aggregate liquidation preference equal to its $492 million aggregate redemption value and a mandatory redemption date of November 1, 2006. The Series C Preferred Stock is convertible into 24,599,686 shares of common stock of the Company at a conversion price of $20 per share.

     The Series C Preferred Stock is non-voting unless Loral does not pay dividends for an aggregate of six quarters, and with respect to dividend rights and rights upon liquidation, winding up and dissolution, ranks pari passu with Loral's 6% Series D Convertible Redeemable Preferred Stock ("Series D Preferred Stock") and senior to or pari passu with all other existing and future series of preferred stock of Loral and senior to Loral common stock. Prior to redemption, the Series C Preferred Stock is redeemable in cash at any time, in whole or in part, at the option of the Company (at a premium which declines over time). The Series C Preferred Stock is redeemable in cash, Loral common stock or a combination thereof, at the option by the Company, on the mandatory redemption date. The number of shares of the Company's common stock to be issued on redemption is based on the aggregate redemption value divided by the average of the volume weighted average daily price of the Company's common stock for the 10 trading-day period ending on the second business day prior to the redemption date (approximately $2.26 per share at December 31, 2001). The exact number of shares of the Company's common stock that may be issued on a mandatory redemption date cannot be determined at this time. That number will depend on a number of factors not known today, such as the price of the Company's common stock and the number of shares of the Company's preferred stock outstanding at that time.

  6% Series D Convertible Preferred Stock

     In February 2000, Loral sold $400 million of Series D Preferred Stock due 2007 in an offering exempt from registration.

     In April 2001, 1.9 million shares of the Series D Preferred Stock were converted into 10.8 million shares of Loral common stock in connection with the Company's exchange offers (see Series C and Series D Preferred Stock Exchange Offers below).

     The Series D Preferred Stock outstanding at December 31, 2001 had an aggregate liquidation preference equal to its $306 million aggregate redemption value and a mandatory redemption date of February 15, 2007. The Series D Preferred Stock outstanding at December 31, 2001 is convertible into 15,407,704 shares of common stock at a conversion price of $19.83 per share.

     The Series D Preferred Stock is non-voting, unless Loral does not pay dividends for six consecutive quarters, and with respect to dividend rights and rights upon liquidation, winding up and dissolution, ranks pari passu with Loral's Series C Preferred Stock and all other existing and future series of preferred stock of Loral and senior to Loral common stock. The Series D Preferred Stock is redeemable in cash, Loral common stock

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

10.  SHAREHOLDERS' EQUITY -- (CONTINUED)

or a combination thereof, at the option by the Company, on the mandatory redemption date. The number of shares of the Company's common stock to be issued on redemption is based on the aggregate redemption value divided by the average of the volume weighted average daily price of the Company's common stock for the 10 trading-day period ending on the second business day prior to the redemption date (approximately $2.26 per share at December 31, 2001). The exact number of shares of the Company's common stock that may be issued on a mandatory redemption date cannot be determined at this time. That number will depend on a number of factors not known today, such as the price of the Company's common stock and the number of shares of the Company's preferred stock outstanding at that time.

  Series C and Series D Preferred Stock Exchange Offers

     On April 16, 2001, the Company completed exchange offers for its Series C Preferred Stock and its Series D Preferred Stock. As a result, 3.7 million shares of its Series C Preferred Stock and 1.9 million shares of its Series D Preferred Stock were tendered and exchanged (representing approximately 27% and 24%, respectively, of the outstanding shares of the two issues) into 30.9 million shares of the Company's common stock. Loral incurred non-cash dividend charges in the second quarter of 2001 of approximately $29 million, which primarily relates to the difference between the value of the common stock issued in the exchange offers and the value of the shares that were issuable under the stated conversion terms of the preferred stock. The non-cash dividend charges had no impact on Loral's total shareholders' equity as the offset was an increase in common stock and paid-in capital. In addition, Loral will save approximately $17 million annually in preferred dividend payments and will avoid approximately $277 million in mandatory redemptions in 2006 and 2007.

  Stock Plans

     On April 18, 2000, the Board of Directors of Loral approved a new stock option plan (the "2000 Plan") in order to provide an inducement to attract and retain the services of qualified employees. The 2000 Plan is intended to constitute a "broadly-based plan" as defined in Section 312.04(h) of the New York Stock Exchange ("NYSE") Listed Company Manual, which provides that at least 50% of grants thereunder exclude senior management. The 2000 Plan provides for the grant of non-qualified stock options only. As of December 31, 2001, up to 37 million shares of common stock may be issued under the 2000 Plan, of which approximately 30.3 million options at a weighted average exercise price of $3.31 per share were outstanding as of December 31, 2001. Employees of Loral, its subsidiaries and affiliates are eligible to participate in the 2000 Plan. Such options become exercisable as determined by the Board, generally over three years, and generally expire no more than 10 years from the date of the grant. The 2000 Plan (but not outstanding options) will terminate on the tenth anniversary of its adoption.

     In April 1996, Loral established the 1996 Stock Option Plan. An aggregate of 18 million shares of common stock have been reserved for issuance, of which approximately 16.6 million options at a weighted average exercise price of $12.52 per share were outstanding as of December 31, 2001. Under this plan, options are granted at the discretion of the Company's Board of Directors to employees of the Company and its affiliates. Such options become exercisable as determined by the Board, generally over three to five years, and generally expire no more than 10 years from the date of the grant.

     In connection with the acquisition of Loral Orion, Loral assumed the unvested employee stock options of Loral Orion.

     SFAS 123 requires the disclosure of pro forma net (loss) and (loss) per share as though the Company had adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

10.  SHAREHOLDERS' EQUITY -- (CONTINUED)

calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six to twelve months following vesting; stock volatility, 75% in 2001, 45% in 2000 and 30% in 1999; risk free interest rate, 4.0% to 6.6% based on date of grant; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of employee awards had been amortized to expense over the vesting period of the awards, pro forma net (loss) before extraordinary gain and cumulative effect of change in accounting principle and related (loss) per share would have been $(234.0) million or $(0.72) per diluted share, respectively, in 2001. If the computed fair values of employee awards had been amortized to expense over the vesting period of the awards, pro forma net (loss) applicable to common stockholders and related (loss) per share would have been $(292.7) million or $(0.90) per diluted share, $(1.55) billion or $(5.25) per diluted share, and $(254.7) million or $(0.88) per diluted share in 2001, 2000 and 1999, respectively.

     A summary of the status of the Company's stock option plans as of December 31, 2001, 2000 and 1999 and changes during the periods then ended is presented below:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                                           EXERCISE
                                                                SHARES      PRICE
                                                              ----------   --------
Outstanding at January 1, 1999..............................  10,876,832    $14.90
Granted at fair market value (weighted average fair value
  $5.48 per share)..........................................   3,799,100     16.62
Exercised...................................................    (287,635)    13.01
Forfeited...................................................  (1,031,433)    17.23
                                                              ----------    ------
Outstanding at December 31, 1999............................  13,356,864     15.25
Granted at fair market value (weighted average fair value
  $1.87 per share)..........................................  20,764,697      5.80
Exercised...................................................     (31,193)     9.09
Forfeited...................................................  (1,342,125)    15.25
                                                              ----------    ------
Outstanding at December 31, 2000............................  32,748,243      9.26
Granted at fair market value (weighted average fair value
  $0.81 per share)..........................................  16,084,518      1.60
Exercised...................................................      (5,500)     0.01
Forfeited...................................................  (1,166,598)     9.80
                                                              ----------    ------
Outstanding at December 31, 2001............................  47,660,663    $ 6.66
                                                              ==========    ======
Options exercisable at December 31, 2001....................  15,541,766    $11.06
                                                              ==========    ======
Options exercisable at December 31, 2000....................   9,297,970    $12.67
                                                              ==========    ======
Options exercisable at December 31, 1999....................   5,667,416    $13.32
                                                              ==========    ======

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

10.  SHAREHOLDERS' EQUITY -- (CONTINUED)

     The following table summarizes information about Loral's outstanding stock options at December 31, 2001:

                                                          DECEMBER 31, 2001
                                     -----------------------------------------------------------
                                                 OUTSTANDING
                                     -----------------------------------        EXERCISABLE
                                                   WEIGHTED                ---------------------
                                                    AVERAGE     WEIGHTED                WEIGHTED
                                                   REMAINING    AVERAGE                 AVERAGE
                                                  CONTRACTUAL   EXERCISE                EXERCISE
EXERCISE PRICE RANGE                   NUMBER     LIFE-YEARS     PRICE       NUMBER      PRICE
--------------------                 ----------   -----------   --------   ----------   --------
$ 1.24 - $ 1.96....................  13,576,368      9.76        $ 1.28
$ 2.93 - $ 3.47....................  11,505,985      8.99          3.07     1,752,500    $ 3.47
$ 6.06 - $ 8.13....................  10,595,586      8.46          8.03     4,747,786      8.02
$10.50 - $15.75....................   6,787,953      4.92         11.47     6,122,293     11.28
$15.81 - $22.13....................   3,293,185      7.35         16.68     1,673,225     16.73
$23.85 - $27.28....................   1,901,586      6.14         24.70     1,245,962     24.68
                                     ----------                            ----------
                                     47,660,663      8.28          6.66    15,541,766     11.06
                                     ==========                            ==========

     All options granted during 2001 and 2000 were non-qualified stock options. As of December 31, 2001, 7,233,321 shares of common stock were available for future grant under the plans.

11.  PENSIONS AND OTHER EMPLOYEE BENEFITS

  Pensions

     The Company maintains a pension plan and a supplemental retirement plan. These plans are defined benefit pension plans and members in certain locations may contribute to the pension plan in order to receive enhanced benefits. Eligibility for participation in these plans vary and benefits are based on members' compensation and/or years of service. None of the employees associated with the acquisition of Loral Orion were transferred into these plans. The Company's funding policy is to fund the pension plan in accordance with the Internal Revenue Code and regulations thereon and to fund the supplemental retirement plan on an actuarial basis, including service cost and amortization amounts. Plan assets are generally invested in U.S. government and agency obligations and listed stocks and bonds.

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

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

11.  PENSIONS AND OTHER EMPLOYEE BENEFITS -- (CONTINUED)

     The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for 2001 and 2000, and a statement of the funded status as of December 31, 2001 and 2000, respectively.

                                       PENSION BENEFITS       OTHER BENEFITS
                                      -------------------   -------------------
                                        2001       2000       2001       2000
                                      --------   --------   --------   --------
                                                   (IN THOUSANDS)
Reconciliation of benefit obligation
Obligation at January 1.............  $248,105   $216,870   $ 38,493   $ 33,656
Service cost........................     8,804      7,569      1,790      1,522
Interest cost.......................    19,867     18,288      3,504      2,838
Participant contributions...........     1,371      1,292        848        720
Plan amendments.....................                 (121)
Actuarial (gain) loss...............    12,632     16,419      7,839      2,487
Benefit payments....................   (13,482)   (12,212)    (3,165)    (2,730)
                                      --------   --------   --------   --------
Obligation at December 31...........  $277,297   $248,105   $ 49,309   $ 38,493
Reconciliation of fair value of plan
  assets
Fair value of plan assets at January
  1.................................  $276,758   $310,952   $  1,553   $  1,696
Actual return on plan assets........   (23,169)   (25,519)        66         72
Employer contributions..............     2,340      2,245      2,124      1,795
Participant contributions...........     1,371      1,292        848        720
Benefit payments....................   (13,482)   (12,212)    (3,165)    (2,730)
                                      --------   --------   --------   --------
Fair value of plan assets at
  December 31.......................  $243,818   $276,758   $  1,426   $  1,553
Funded status
Funded (unfunded) status at December
  31................................  $(33,479)  $ 28,653   $(47,883)  $(36,939)
Unrecognized prior service cost.....      (376)      (417)    (6,382)    (7,654)
Unrecognized (gain) loss............    34,899    (26,779)    16,139      8,597
                                      --------   --------   --------   --------
Net amount recognized...............  $  1,044   $  1,457   $(38,126)  $(35,996)
                                      ========   ========   ========   ========

     The following table provides the details of the net pension asset/(liability) recognized in the balance sheet as of December 31, 2001 and 2000, respectively (in thousands):

                                                            2001       2000
                                                          --------   --------
Prepaid benefit cost....................................  $ 17,905   $ 18,084
Accrued benefit liability...............................   (16,861)   (16,627)
                                                          --------   --------
Net amount recognized...................................  $  1,044   $  1,457
                                                          ========   ========

     The Company has a supplemental retirement plan, which has an accumulated benefit obligation in excess of plan assets. The accumulated benefit obligation was $25.4 million and $25.2 million and the fair value of plan assets was $10.0 million and $9.4 million, as of December 31, 2001 and 2000, respectively.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

11.  PENSIONS AND OTHER EMPLOYEE BENEFITS -- (CONTINUED)

     The following table provides the components of net periodic (benefit) cost for the plans for 2001, 2000 and 1999, respectively (in thousands):

                              PENSION BENEFITS                OTHER BENEFITS
                       ------------------------------   ---------------------------
                         2001       2000       1999      2001      2000      1999
                       --------   --------   --------   -------   -------   -------
Service cost.........  $  8,804   $  7,569   $  8,821   $ 1,790   $ 1,522   $ 1,580
Interest cost........    19,867     18,288     16,499     3,504     2,838     2,576
Expected return on
  plan assets........   (25,900)   (29,102)   (21,401)     (148)     (161)     (184)
Amortization of prior
  service cost.......       (41)       (41)       (34)   (1,272)   (1,272)   (1,272)
Amortization of net
  loss (gain)........        23     (4,197)        18       380       106       238
                       --------   --------   --------   -------   -------   -------
Net periodic cost
  (benefit)..........  $  2,753   $ (7,483)  $  3,903   $ 4,254   $ 3,033   $ 2,938
                       ========   ========   ========   =======   =======   =======

     The principal actuarial assumptions were:

                                                         2001    2000    1999
                                                         ----    ----    ----
Discount rate..........................................  7.50%   7.75%   8.00%
Expected return on plan assets.........................  9.50%   9.50%   9.50%
Rate of compensation increase..........................  4.25%   4.25%   4.25%

     Actuarial assumptions used a health care cost trend rate of 8.50% decreasing gradually to 4.50% by 2005. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates for 2001 would have the following effects:

                                                      1% INCREASE   1% DECREASE
                                                      -----------   -----------
Effect on total of service and interest cost
  components of net periodic postretirement health
  care benefit cost.................................  $  818,000    $  (654,000)
Effect on the health care component of the
  accumulated postretirement benefit obligation.....   6,233,000     (5,080,000)

  Employee Savings Plan

     The Company has an employee savings plan, which provides that the Company match the contributions of participating employees up to a designated level. Under this plan, the matching contributions in Loral common stock or cash were $6.7 million, $6.2 million and $7.0 million in 2001, 2000 and 1999, respectively.

12.  FINANCIAL INSTRUMENTS, DERIVATIVE INSTRUMENTS AND HEDGING

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

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

12.  FINANCIAL INSTRUMENTS, DERIVATIVE INSTRUMENTS AND HEDGING -- (CONTINUED)

based on carrying value for those obligations that have short-term variable interest rates on the outstanding borrowings and quoted market prices for obligations with long-term or fixed interest rates.

     The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                  DECEMBER 31,
                                -------------------------------------------------
                                         2001                      2000
                                -----------------------   -----------------------
                                 CARRYING                  CARRYING
                                  AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                ----------   ----------   ----------   ----------
Cash and cash equivalents.....  $  159,949   $  159,949   $  394,045   $  394,045
Investments in
  available-for-sale
  securities..................      32,858       32,858       51,331       51,331
Long-term debt, including
  current maturities..........   2,363,141    1,652,162    2,456,844    1,625,426

     The fair value of the investments in available-for-sale securities includes unrealized gains of $32 million and $50 million as of December 31, 2001 and 2000, respectively, which relates to the Company's investment in Globalstar's $500 million credit facility (see Note 3). Approximately $291 million of the difference between the carrying amount and the fair value of the long-term debt as of December 31, 2001 is attributable to the accounting for the Loral Orion exchange offers (see Note 8).

  Foreign Currency

     The Company, in the normal course of business, is subject to the risks associated with fluctuations in foreign currency exchange rates. Loral routinely enters into forward exchange contracts to establish with certainty the U.S. dollar amount of future anticipated cash receipts and payments and firm commitments for cash payments denominated in a foreign currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. As of December 31, 2001, the Company had foreign currency exchange contracts (forwards) with several banks to purchase and sell foreign currencies, primarily Japanese yen, with aggregate notionals of $176.1 million. Such contracts were designated as hedges of certain foreign contracts and subcontracts to be performed by SS/L through May 2006. The fair value of these forward contracts based on quoted market prices as of December 31, 2001 and 2000 was $20.0 million and $6.4 million, respectively.

     The Company is exposed to credit-related losses in the event of non-performance by counter parties to these financial instruments, but does not expect any counter party to fail to meet its obligation. The maturity of foreign currency exchange contracts held as of December 31, 2001 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts and payments to vendors under subcontracts. These foreign exchange contracts mature as follows (in thousands):

                                          TO PURCHASE                         TO SELL
                                -------------------------------   -------------------------------
                                                AT        AT                     AT         AT
           YEARS TO                EURO      CONTRACT   MARKET      EURO      CONTRACT    MARKET
           MATURITY               AMOUNT       RATE      RATE      AMOUNT       RATE       RATE
           --------             ----------   --------   -------   ---------   --------   --------
1.............................      12,452    $11,059   $10,912          --        $--        $--
                                ==========   ========   =======   =========   ========   ========

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

12.  FINANCIAL INSTRUMENTS, DERIVATIVE INSTRUMENTS AND HEDGING -- (CONTINUED)


                                         TO PURCHASE                         TO SELL
                                ------------------------------   --------------------------------
                                               AT        AT                      AT         AT
           YEARS TO                YEN      CONTRACT   MARKET       YEN       CONTRACT    MARKET
           MATURITY              AMOUNT       RATE      RATE       AMOUNT       RATE       RATE
           --------             ---------   --------   -------   ----------   --------   --------
1.............................  2,642,379   $24,225    $20,403    5,575,661   $ 54,124   $ 42,943
2.............................    285,004     2,997      2,248    4,965,949     49,837     39,421
3.............................         --        --         --    2,068,907     19,985     17,334
4.............................         --        --         --      301,680      3,025      2,724
5.............................    413,130     5,134      3,950      450,840      5,674      4,316
                                ---------   -------    -------   ----------   --------   --------
                                3,340,513   $32,356    $26,601   13,363,037   $132,645   $106,738
                                =========   =======    =======   ==========   ========   ========

     Loral does not enter into foreign currency transactions for trading or speculative purposes. Loral attempts to limit our exposure to credit risk by executing foreign contracts with high-quality financial institutions.

  Derivative Instruments and Hedging

     On January 1, 2001, the Company adopted SFAS 133, which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings. Upon adoption, the Company recorded a $1.7 million reduction in net income, net of tax, and a $1.2 million increase in other comprehensive income ("OCI"), net of tax, relating to the cumulative effect of the change in adopting this new accounting principle. The Company recorded these adjustments to recognize the fair value of foreign currency forward contracts that qualify as derivatives under SFAS 133 and to recognize the fair value of firm commitments designated as hedged items in fair value hedge relationships. Furthermore, the transition adjustments reflect the derecognition of any deferred gains or losses recorded on the balance sheet prior to the effective date of SFAS No. 133 on foreign exchange contracts designated as hedges of foreign currency exposures on long-term construction contracts in process.

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

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

12.  FINANCIAL INSTRUMENTS, DERIVATIVE INSTRUMENTS AND HEDGING -- (CONTINUED)

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

     Ineffectiveness from all hedging activity was immaterial for the year ended December 31, 2001. For the year ended December 31, 2001, SS/L recognized charges of $0.7 million for hedges that no longer qualify as fair value hedges and $1.5 million for excluded forward points on accelerated or delayed cash flows, which were recorded as interest expense.

  Unrealized Net Gains on Derivatives

     The following table summarizes the activity in OCI (net of taxes) related to derivatives classified as cash flow hedges for the year ended December 31, 2001 (in thousands):

Cumulative transition adjustment on January 1, 2001.........  $  1,220
Net increase in foreign currency exchange contracts.........    13,125
Reclassifications into revenue and cost of sales from OCI...   (10,983)
                                                              --------
Unrealized net gains on derivatives at December 31, 2001....  $  3,362
                                                              ========

     As of December 31, 2001, the Company anticipates reclassifying $2.1 million of the balance in OCI to earnings in the next twelve months.

13.  COMMITMENTS AND CONTINGENCIES

     The Company had outstanding letters of credit of approximately $30 million and $31 million as of December 31, 2001 and 2000, respectively.

     Due to the long lead times required to produce purchased parts and launch vehicles, the Company has entered into various purchase commitments with suppliers. These commitments aggregated approximately $397 million as of December 31, 2001, and primarily related to satellite backlog. The commitments included for launch vehicles represent minimum amounts due if the contract is terminated, net of deposits which the Company believes can be offset against these minimum amounts. The aggregate maturities of these commitments for 2002 through 2006 are as follows (in millions): $247.7, $27.0, zero, zero, and $38.4. Additional amounts will be incurred upon utilization of launch vehicles.

     Loral Skynet has entered into prepaid leases and sales contracts relating to transponders on its satellites. Under the terms of these agreements, Loral Skynet continues to operate the satellites which carry the transponders and originally provided for a warranty for a period of 10 to 14 years, in the case of sales contracts (twelve transponders), and the lease term, in the case of the prepaid leases (nine transponders). Depending on the contract, Loral Skynet may be required to replace transponders which do not meet operating specifications. All customers are entitled to a refund equal to the reimbursement value if there is no replacement, which is normally covered by insurance. In the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

13.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

     Twelve of the satellites built by SS/L and launched since 1997, five of which are owned and operated by Loral's subsidiaries or affiliates, have experienced minor losses of power from their solar arrays. Although to date, neither the Company nor any of the customers using the affected satellites have experienced any degradation in performance, there can be no assurance that one or more of the affected satellites will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite's design, when in the life of the affected satellite the loss occurred and the number and type of use being made of transponders then in service. A complete or partial loss of satellites could result in a loss of orbital incentive payments and, in the case of satellites owned by Loral subsidiaries and affiliates, a loss of revenues and profits. With respect to satellites under construction and construction of new satellites, based on its investigation of the matter, SS/L has identified and is implementing remedial measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, the Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

     In September 2001, the PAS 7 satellite built by SS/L for PanAmSat experienced an electrical power failure on its solar arrays that resulted in the loss of use of certain transponders on the satellite. As a result, PanAmSat has claimed that under its contract with SS/L it is entitled to be paid $16 million. SS/L disputes this claim. SS/L believes that this failure is an isolated event and does not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, SS/L does not believe that this anomaly will affect other on-orbit satellites built by SS/L. However, in connection with the renewal of the insurance for the Telstar 10/Apstar IIR satellite in October 2001, the insurance underwriters have excluded losses due to solar array failures, since Telstar 10/Apstar IIR was manufactured by SS/L and has the same solar array configuration as PAS 7. Loral is currently in discussions with its insurers to remove this exclusion from the Telstar 10/Apstar IIR policy, in return for a deductible for losses arising from electrical problems on the satellite's solar arrays. There can be no assurance that these discussions will be successful. Three other satellites operated by Loral Skynet have the same solar array configuration as Telstar 10/Apstar IIR. There can be no assurance that the insurers will not require similar exclusions in connection with renewals of insurance for these satellites in 2003 and 2004. In addition, the PAS 8 satellite has experienced minor losses of power from its solar arrays, the cause of which is unrelated to the loss of power on the PAS 7 satellite. PanAmSat has claimed that under its contract with SS/L it is entitled to be paid $7.5 million as a result of these minor power losses. SS/L disputes this claim. SS/L and PanAmSat are in discussions to resolve this matter.

     SS/L has contracted to build a spot beam, Ka band satellite for a customer planning to offer broadband data services directly to the consumer. The customer has failed to make certain payments due to SS/L under the contract and has asserted that SS/L is not able to meet the contractual delivery date for the satellite. As of December 31, 2001, SS/L had billed and unbilled accounts receivable and vendor financing arrangements of $47 million with this customer. SS/L and the customer have entered into an agreement that provides that, until May 1, 2002, neither party will assert that the other party is in default under the contract, and the parties are currently engaged in discussions to resolve their outstanding issues. In addition, SS/L and the customer have agreed to suspend work on the satellite during these discussions, pending the outcome of the discussions. If the parties do not resolve their issues, it is likely that each party would assert that the other is in default. The contract provides that SS/L may terminate the contract for a customer default 90 days after serving a notice of default if the default is not cured by the customer; upon such a default, SS/L would be entitled to recover

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

13.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

the contractually agreed price of items delivered and accepted prior to termination and 115% of its actual costs incurred for items not delivered prior to termination. The contract also provides that the customer may terminate the contract for an SS/L default 133 days after serving a notice of default if the default is not cured by SS/L; upon such a default, SS/L would be obligated to refund all amounts previously paid by the customer, $78 million as of December 31, 2001, plus interest. Based on the discussions currently in progress with the customer and other parties who may be interested in the satellite, management's assessment of the market opportunities for the satellite and consideration of the satellite's estimated value, management does not believe that this matter will have a material adverse effect on the consolidated financial position or results of operations of Loral.

     SS/L was a party to an Operational Agreement with Alcatel Space Industries, pursuant to which the parties had agreed to cooperate on certain satellite programs, and an Alliance Agreement with Alcatel Space together with Alcatel Space Industries, Alcatel, pursuant to which Alcatel had certain rights with respect to SS/L, including the right to appoint two representatives to SS/L's seven-member board of directors, rights to approve certain extraordinary actions and certain rights to purchase SS/L shares at fair market value in the event of a change of control (as defined) of either Loral or SS/L. The agreements between Alcatel and SS/L were terminable on one year's notice, and, on February 22, 2001, Loral gave notice to Alcatel that they would expire on February 22, 2002. In April 2001, Alcatel commenced an arbitration proceeding challenging the effectiveness of Loral's notice of termination and asserting various alleged breaches of the agreements by SS/L relating to the exchange of information and other procedural or administrative matters. In February 2002, the arbitral tribunal upheld the validity of Loral's termination effective February 22, 2002 and Alcatel's claims as to certain breaches. The arbitral tribunal has provided both parties with an opportunity to file any additional claims or counterclaims they may have. In March 2002, Alcatel submitted additional claims against Loral and SS/L and is seeking at least $330 million in damages in respect of all of its claims. We believe that Alcatel's claims for damages are without merit and have been asserted for competitive reasons to disadvantage SS/L and that this matter will not have a material adverse effect on our consolidated financial position or results of operations. Loral and SS/L will have the opportunity and intend to assert counterclaims against Alcatel in April 2002. The arbitral tribunal will decide at a later date whether any of Alcatel's claims or Loral's or SS/L's counterclaims give rise to damages.

     The launch of ChinaSat-8 has been delayed pending SS/L's obtaining the approvals required for the launch. On December 23, 1998, the Office of Defense Trade Controls, or ODTC, of the U.S. Department of State temporarily suspended a previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. In addition, SS/L was required to re-apply for new export licenses from the State Department to permit the launch of ChinaSat-8 on a Long March launch vehicle when the old export licenses issued by the Commerce Department, the agency that previously had jurisdiction over satellite licensing, expired in March 2000. On January 4, 2001, the ODTC, while not rejecting these license applications, notified SS/L that they were being returned without action. On January 9, 2002, Loral, SS/L and the United States Department of State entered into a consent agreement (the "Consent Agreement") settling and disposing of all civil charges, penalties and sanctions associated with alleged violations by SS/L of the Arms Export Control Act and its implementing regulations. The conduct that gave rise to the alleged violations occurred in connection with the participation of certain SS/L employees on an independent review committee formed in the wake of a 1996 crash of a Long March rocket in China, the purpose of which was to consider whether studies of the crash made by the Chinese had correctly identified the cause of the failure. Loral has been informed that the Justice Department has terminated its investigation of SS/L relating to this matter and has declined to pursue the matter further. The Consent Agreement provides that SS/L will pay the State Department a civil penalty totaling $14 million over seven years, without interest, the present value of which ($12 million) is reflected as a charge to Loral's earnings in the fourth quarter of 2001. The Consent Agreement also assesses an additional penalty of $6 million, which is

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

13.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

suspended on the condition that Loral and SS/L apply this amount over the next seven years towards the implementation of export control compliance measures. The Consent Agreement provides that the State Department agrees, assuming the Company's and SS/L's faithful adherence to the terms of the consent agreement, and the Arms Export Control Act and its implementing regulations, that decisions concerning export licenses for the ChinaSat-8 spacecraft will be made on the basis of the security and foreign policy interests of the United States, including matters relating to U.S. relations with the People's Republic of China, without reference to the State Department's previously expressed concerns regarding SS/L's reliability, which concerns are considered to be appropriately mitigated through the operation of various provisions of the consent agreement. Discussions between SS/L and the State Department regarding SS/L's obtaining the approvals required for the launch of ChinaSat-8 are continuing.

     In December 1999, SS/L reached an agreement with ChinaSat to extend the date for delivery of the ChinaSat-8 satellite to July 31, 2000. In return for this extension and other modifications to the contract, SS/L provided to ChinaSat three transponders on Telstar 10/Apstar IIR for ChinaSat's use for the life of those transponders. As a result, the Company recorded a charge to earnings of $35 million in 1999. If ChinaSat were to terminate its contract with SS/L as a result of these delays, SS/L may have to refund $134 million in advances received from ChinaSat and may incur penalties of up to $11 million and believes it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer, which resale cannot be guaranteed. To the extent that SS/L is able to recover some or all of its $52 million deposit payment on the Chinese launch vehicle, this recovery would offset a portion of such payments. There can be no assurance, however, that SS/L will be able either to obtain a refund from the launch provider or to find a replacement customer for the Chinese launch vehicle.

     SS/L is required to obtain licenses and enter into technical assistance agreements, presently under the jurisdiction of the State Department, in connection with the export of satellites and related equipment, as well as disclosure of technical data to foreign persons. Delays in obtaining the necessary licenses and technical assistance agreements may result in the cancellation of, or delay SS/L's performance on, existing contracts, and, as a result, SS/L may incur penalties or lose incentive payments under these contracts.

     Under an agreement reached with Eutelsat, Loral Orion agreed to operate Telstar 12, which was originally intended to operate at 12 degrees W.L., at 15 degrees W.L. while Eutelsat continued to develop its services at 12.5 degrees W.L. Eutelsat has in turn agreed not to use its 14.8 degrees W.L. orbital slot and will assert its priority rights over such location on Loral Orion's behalf. As part of this coordination effort, Loral Orion agreed to provide to Eutelsat four transponders on Telstar 12 for the life of the satellite and has retained risk of loss with respect to such transponders. Eutelsat also has the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. As part of the international coordination process, Loral continues to conduct discussions with various administrations regarding Telstar 12's operations at 15 degrees W.L. If these discussions are not successful, Telstar 12's useable capacity may be reduced.

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

     Globalstar Related Matters. On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited ("GTL") and Globalstar, L.P. ("Globalstar") against GTL, Loral, Bernard L. Schwartz and other defendants were consolidated into one action titled In re: Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation, Loral and Bernard

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

13.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

L. Schwartz alleging (a) that all defendants (except Loral) violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar's business and prospects, (b) that defendants Loral and Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of Globalstar, (c) that defendants GTL and Schwartz are liable under
Section 11 of the Securities Act of 1933 (the "Securities Act") for untrue statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Loral and Schwartz are secondarily liable under Section 15 of the Securities Act for GTL's primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related or affiliated therewith. On February 25, 2002, Loral and Mr. Schwartz filed a motion to dismiss the amended complaint in its entirety as to Loral and Mr. Schwartz.

     On March 2, 2001, the seven separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of common stock of Loral Space & Communications Ltd. ("Loral") against Loral, Bernard L. Schwartz and Richard Townsend were consolidated into one action titled In re: Loral Space & Communications Ltd. Securities Litigation. The lead plaintiff has been granted until April 18, 2002 to serve a consolidated amended class action complaint. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related or affiliated therewith. The original complaints alleged (a) that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar's and Loral's business and prospects, and (b) that Messrs. Schwartz and Townsend are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of Loral.

     Loral believes that it has meritorious defenses to the above Globalstar related class action lawsuits and intends to pursue them vigorously.

     Loral holds debt obligations from Globalstar (see Note 7). Globalstar's proposed restructuring plan, which will be submitted to and subject to bankruptcy court approval, contemplates the creation of a new company, which will initially be owned by Globalstar's existing noteholders and other unsecured creditors, including Loral. In other situations in the past, challenges have been initiated seeking subordination or recharacterization of debt held by an affiliate of an issuer. While Loral knows of no reason why such a claim would prevail with respect to the debt Loral holds in Globalstar, there can be no assurance that such claims will not be made in Globalstar's bankruptcy proceeding. If such claims were to prove successful, it will jeopardize the amount of equity interest Loral will ultimately receive in the new Globalstar company. Moreover, actions may be initiated in Globalstar's bankruptcy proceeding seeking to characterize payments previously made by Globalstar to Loral prior to the filing date as preferential payments subject to repayment. Loral may also find itself subject to other claims brought by Globalstar creditors and securities holders, who may seek to impose liabilities on Loral as a result of our relationship with Globalstar. For instance, Globalstar's creditors may seek to pierce the corporate veil in an attempt to recover Globalstar obligations owed to them that are recourse to Loral's subsidiaries, which are general partners in Globalstar and have filed for bankruptcy protection. Globalstar's cumulative partners deficit at September 30, 2001, was $2.81 billion. Globalstar's proposed restructuring plan contemplates that mutual releases of claims related to Globalstar

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

13.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

would be granted to and by various persons, including, among others, Loral and its affiliates, Globalstar, Globalstar's officers and directors, Globalstar partners, service providers acquired by Globalstar and the members of any official and informal committee of creditors. There can be no assurance that these releases will be approved by the bankruptcy court or, if approved, as to the scope of any releases finally obtained.

     In May 2000, Globalstar finalized $500 million of vendor financing arrangements with Qualcomm. The original terms of this vendor financing provided for interest at 6%, a maturity date of August 15, 2003 and required repayment pro rata with the term loans due to Loral under Globalstar's $500 million credit facility. As of December 31, 2001, $608 million was outstanding under this facility (including $108 million of capitalized interest).

     Loral has agreed that if the principal amount outstanding under the Qualcomm vendor financing facility exceeds the principal amount due Loral under Globalstar's $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As of December 31, 2001, Loral had no guarantee obligation.

  Lease Arrangements

     The Company leases certain facilities, equipment and transponder capacity under agreements expiring at various dates. Certain leases covering facilities contain renewal and or purchase options which may be exercised by the Company. Rent expense, net of sublease income of $4.3 million, $4.7 million and $4.5 million, was $62.9 million, $62.7 million and $39.8 million in 2001, 2000 and 1999, respectively.

     Future minimum payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more consisted of the following as of December 31, 2001 (in thousands):

2002........................................................  $ 67,472
2003........................................................    45,428
2004........................................................    32,096
2005........................................................    29,277
2006........................................................    27,477
Thereafter..................................................   145,646
                                                              --------
                                                              $347,396
                                                              ========

     Future minimum payments have been reduced by minimum sublease rentals of $5.4 million due in the future under non-cancelable subleases.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

14.  RELATED PARTY TRANSACTIONS

     In connection with contract performance, Loral provided services to and acquired services from Lockheed Martin. A summary of such transactions and balances as of December 31, 2001 and 2000, and for the three years in the period ended December 31, 2001, respectively, is as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2001       2000       1999
                                                        -------   --------   --------
Revenue from services sold............................  $         $          $    399
Cost of purchased goods and services..................   15,966    155,510    151,053
Balance at year end:
  Receivable..........................................  $   577   $
  Payable.............................................     (485)    (2,006)
                                                        -------   --------
Net receivable (payable)..............................  $    92   $ (2,006)
                                                        =======   ========

     Loral's sales to, purchases from, and balances with three international aerospace and communications companies (including Alcatel), including the effect of the related party transactions in Note 7, as of December 31, 2001 and 2000, and for the three years ended December 31, 2001, respectively, were as follows (in thousands):

                                                           2001       2000      1999
                                                         --------   --------   -------
Revenue from goods and services sold...................  $    216   $  7,348   $13,360
Cost of purchased goods and services...................   114,232    239,920    80,130
Balance at year end:
  Receivable...........................................  $ 45,055   $  1,041
  Payable..............................................   (27,299)   (16,476)
                                                         --------   --------
Net receivable (payable)...............................  $ 17,756   $(15,435)
                                                         ========   ========

15.  LOSS PER SHARE

     Basic loss per share is computed based upon the weighted average number of shares of common stock and the Series A Preferred Stock outstanding. Diluted loss per share excludes the assumed conversion of the Series C Preferred Stock and the Series D Preferred Stock (see Note 10), as their effect would have been antidilutive in 2001, 2000 and 1999, respectively. For 2001, 2000 and 1999, weighted options equating to approximately 0.4 million, 0.3 million and 1.2 million shares of common stock, respectively, as calculated using the treasury stock method, were excluded from the calculation of diluted loss per share, as the effect would have been antidilutive.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

15.  LOSS PER SHARE -- (CONTINUED)

     The following table sets forth the computation of basic and diluted loss per share:

                                                             YEARS ENDED DECEMBER 31,
                                                      --------------------------------------
                                                         2001          2000          1999
                                                      ----------   ------------   ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Loss before extraordinary gain and cumulative
     effect of change in accounting principle.......   $216,781     $1,469,678     $201,916
  Extraordinary gain on debt exchanges, net of
     taxes..........................................    (22,062)
  Cumulative effect of change in accounting
     principle, net of taxes........................      1,741
                                                       --------     ----------     --------
  Net loss..........................................    196,460      1,469,678      201,916
  Preferred dividends...............................     80,743         67,528       44,728
                                                       --------     ----------     --------
  Numerator for basic and diluted loss per
     share -- net loss applicable to common
     stockholders...................................   $277,203     $1,537,206     $246,644
                                                       ========     ==========     ========
Denominator:
  Weighted average shares:
     Common stock...................................    323,793        284,491      244,335
     Series A preferred stock.......................                    11,348       45,897
                                                       --------     ----------     --------
  Denominator for basic and diluted loss per
     share..........................................    323,793        295,839      290,232
                                                       ========     ==========     ========
Basic and diluted loss per share....................   $   0.86     $     5.20     $   0.85
                                                       ========     ==========     ========

     The extraordinary gain on debt exchanges decreased the Company's loss per share calculation by $0.07 per share to $(0.86) per share for the year ended December 31, 2001 (see Note 8).

     The cumulative effect of the change in accounting principle did not affect the Company's loss per share calculation (see Note 12).

16.  SEGMENTS

     Loral is organized into three operating businesses: fixed satellite services, satellite manufacturing and technology and data services (see Note 1).

     In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as the measure of a segment's profit or loss. Segment results include the results of its subsidiaries and its affiliates, Satmex, Europe*Star and XTAR, which are accounted for using the equity method in these consolidated financial statements. Intersegment revenues primarily consist of satellites under construction by satellite manufacturing and technology for fixed satellite services and the leasing of transponder capacity by satellite manufacturing and technology and data services from fixed satellite services. The accounting policies of the reportable segments are the same as those described in Note 2. In 2001, the Company no longer considered global mobile telephone service to be a reportable segment and has excluded it from its segment presentation and restated the information for 2000 and 1999 accordingly.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

16.  SEGMENTS -- (CONTINUED)

     Summarized financial information concerning the reportable segments is as follows (in millions):

                            2001 SEGMENT INFORMATION

                                                                       SATELLITE
                                                          FIXED      MANUFACTURING
                                                        SATELLITE         AND           DATA
                                                       SERVICES(1)   TECHNOLOGY(2)   SERVICES(3)   CORPORATE(4)     TOTAL
                                                       -----------   -------------   -----------   ------------     -----
REVENUES AND EBITDA:
Revenue from external customers......................   $  484.2       $  545.6        $ 98.1                     $ 1,127.9
Intersegment revenues................................       46.4          269.2           0.2                         315.8
                                                        --------       --------        ------                     ---------
Operating segment revenues...........................   $  530.6       $  814.8        $ 98.3                       1,443.7
                                                        ========       ========        ======
Revenue of unconsolidated affiliates(5)..............                                                                (141.7)
Intercompany revenues(6).............................                                                                (232.4)
                                                                                                                  ---------
Operating revenues as reported.......................                                                             $ 1,069.6
                                                                                                                  =========
Segment EBITDA before eliminations...................   $  346.6       $   24.2        $(12.8)        $(37.5)     $   320.5
                                                        ========       ========        ======         ======
EBITDA of unconsolidated affiliates(5)...............                                                                 (70.4)
Intercompany EBITDA(6)...............................                                                                 (27.5)
                                                                                                                  ---------
EBITDA(7)............................................                                                                 222.6
Depreciation and amortization(8).....................                                                                (227.8)
                                                                                                                  ---------
Operating loss.......................................                                                             $    (5.2)
                                                                                                                  =========
OTHER DATA:
Depreciation and amortization before affiliate
  eliminations(8)....................................   $  232.2       $   40.9        $ 23.0         $  1.9      $   298.0
                                                        ========       ========        ======         ======
Depreciation and amortization of unconsolidated
  affiliates(5)(8)...................................                                                                 (70.2)
                                                                                                                  ---------
Depreciation and amortization(8).....................                                                             $   227.8
                                                                                                                  =========
Capital expenditures before affiliate eliminations...   $  343.9       $   26.1        $  4.3         $  0.3      $   374.6
                                                        ========       ========        ======         ======
Capital expenditures of unconsolidated
  affiliates(5)......................................                                                                (136.2)
                                                                                                                  ---------
Capital expenditures.................................                                                             $   238.4
                                                                                                                  =========
Total assets before affiliate eliminations...........   $4,182.0       $1,134.0        $154.2         $428.4      $ 5,898.6
                                                        ========       ========        ======         ======
Total assets of unconsolidated affiliates(5).........                                                              (1,508.7)
                                                                                                                  ---------
Total assets.........................................                                                             $ 4,389.9
                                                                                                                  =========

---------------

(1) Includes 100% of Europe*Star's and Satmex's revenues and EBITDA (Europe*Star commenced revenue service in 2001) and 100% of XTAR's EBITDA since July 2001. Also includes Loral's subsidiary, Loral Skynet do Brasil since November 2000. For the year ended December 31, 1999, Satmex's results include $25.5 million in revenues and $11.2 million in EBITDA, respectively, from the sale by Satmex of transponders to Loral Skynet.

(2) Satellite manufacturing and technology consists of 100% of SS/L's results.

(3) Data services consists of 100% of CyberStar LP (in which Loral owns an 82% equity interest) and 100% of Loral Orion's data services business, which business was transferred in December 2001 to a Loral subsidiary which assumed the name Loral CyberStar. Equipment sales for data services were $7.9 million, $16.9 million and $0.6 million in 2001, 2000 and 1999, respectively.

(4) Represents corporate expenses incurred in support of the Company's operations.

(5) Represents amounts related to unconsolidated affiliates (Satmex, Europe*Star and XTAR), which are eliminated in order to arrive at Loral's consolidated results. Loral's proportionate share of these affiliates is included in equity in net loss of affiliates in Loral's consolidated statements of operations.

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

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

16.  SEGMENTS -- (CONTINUED)


                            2000 SEGMENT INFORMATION

                                                         SATELLITE
                                            FIXED      MANUFACTURING
                                          SATELLITE         AND           DATA
                                         SERVICES(1)   TECHNOLOGY(2)   SERVICES(3)   CORPORATE(4)     TOTAL
                                         -----------   -------------   -----------   ------------     -----
REVENUES AND EBITDA:
Revenue from external customers........   $  412.8       $  791.2        $129.1                     $ 1,333.1
Intersegment revenues..................       48.1          211.1           0.7                         259.9
                                          --------       --------        ------                     ---------
Operating segment revenues.............   $  460.9       $1,002.3        $129.8                       1,593.0
                                          ========       ========        ======
Revenue of unconsolidated
  affiliates(5)........................                                                                (136.4)
Intercompany revenues(6)...............                                                                (232.5)
                                                                                                    ---------
Operating revenues as reported.........                                                             $ 1,224.1
                                                                                                    =========
Segment EBITDA before eliminations.....   $  281.8       $   35.5        $(51.6)        $(44.4)     $   221.3
                                          ========       ========        ======         ======
EBITDA of unconsolidated
  affiliates(5)........................                                                                 (76.8)
Intercompany EBITDA(6).................                                                                 (14.3)
                                                                                                    ---------
EBITDA(7)..............................                                                                 130.2
Depreciation and amortization(8).......                                                                (216.3)
                                                                                                    ---------
Operating loss.........................                                                             $   (86.1)
                                                                                                    =========
OTHER DATA:
Depreciation and amortization before
  affiliate eliminations(8)............   $  213.1       $   37.7        $ 19.6         $  2.8      $   273.2
                                          ========       ========        ======         ======
Depreciation and amortization of
  unconsolidated affiliates(5)(8)......                                                                 (56.9)
                                                                                                    ---------
Depreciation and amortization(8).......                                                             $   216.3
                                                                                                    =========
Capital expenditures before affiliate
  eliminations.........................   $  489.4       $   22.2        $ 22.7         $  2.1      $   536.4
                                          ========       ========        ======         ======
Capital expenditures of unconsolidated
  affiliates(5)........................                                                                (112.2)
                                                                                                    ---------
Capital expenditures...................                                                             $   424.2
                                                                                                    =========
Total assets before affiliate
  eliminations.........................   $4,021.6       $1,169.0        $226.2         $731.1      $ 6,147.9
                                          ========       ========        ======         ======
Total assets of unconsolidated
  affiliates(5)........................                                                              (1,455.8)
                                                                                                    ---------
Total assets...........................                                                             $ 4,692.1
                                                                                                    =========

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

16.  SEGMENTS -- (CONTINUED)

                            1999 SEGMENT INFORMATION

                                                       SATELLITE
                                          FIXED      MANUFACTURING
                                        SATELLITE         AND           DATA
                                       SERVICES(1)   TECHNOLOGY(2)   SERVICES(3)   CORPORATE(4)      TOTAL
                                       -----------   -------------   -----------   ------------      -----
Revenues from external customers.....   $  302.9       $1,118.1        $ 84.6                      $ 1,505.6
Intersegment revenues................       38.9          315.2                                        354.1
                                        --------       --------        ------                      ---------
Operating segment revenues...........   $  341.8       $1,433.3        $ 84.6                        1,859.7
                                        ========       ========        ======
Revenues of unconsolidated
  affiliates(5)......................                                                                 (135.5)
Intercompany revenues(6).............                                                                 (266.5)
                                                                                                   ---------
Operating revenues as reported.......                                                              $ 1,457.7
                                                                                                   =========
Segment EBITDA before eliminations...   $  193.1       $  102.3        $(35.6)       $  (39.3)     $   220.5
                                        ========       ========        ======        ========
EBITDA of unconsolidated
  affiliates(6)......................                                                                  (77.5)
Intercompany EBITDA(6)...............                                                                  (30.4)
                                                                                                   ---------
EBITDA(7)............................                                                                  112.6
Depreciation and amortization(8).....                                                                 (174.9)
                                                                                                   ---------
Operating loss.......................                                                              $   (62.3)
                                                                                                   =========
OTHER DATA:
Depreciation and amortization before
  affiliate eliminations(8)..........   $  171.3       $   40.7        $ 20.1        $    4.2      $   236.3
                                        ========       ========        ======        ========
Depreciation and amortization of
  unconsolidated affiliates(5)(8)....                                                                  (61.4)
                                                                                                   ---------
Depreciation and amortization(8).....                                                              $   174.9
                                                                                                   =========
Capital expenditures before affiliate
  eliminations.......................   $  575.3       $   30.2        $ 19.1        $    0.9      $   625.5
                                        ========       ========        ======        ========
Capital expenditures of
  unconsolidated affiliates(5).......                                                                 (155.8)
                                                                                                   ---------
Capital expenditures.................                                                              $   469.7
                                                                                                   =========
Total assets before affiliate
  eliminations.......................    3,901.3       $1,641.2        $114.1        $1,212.0      $ 6,868.6
                                        ========       ========        ======        ========
Total assets of unconsolidated
  affiliates(5)......................                                                               (1,258.2)
                                                                                                   ---------
Total assets.........................                                                              $ 5,610.4
                                                                                                   =========

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

16.  SEGMENTS -- (CONTINUED)

  Revenue by Customer Location

     The following table presents revenues by country based on customer location for 2001, 2000 and 1999 (in thousands).

                                                            2001         2000         1999
                                                         ----------   ----------   ----------
United States..........................................  $  698,260   $  948,288   $1,248,990
Japan..................................................     118,635      122,802       56,322
Mexico.................................................      79,088        6,704           53
People's Republic of China.............................      27,275       13,381       12,460
Thailand...............................................      22,508        9,039          930
France.................................................       1,575       28,272       65,115
Other..................................................     122,234       95,625       73,850
                                                         ----------   ----------   ----------
                                                         $1,069,575   $1,224,111   $1,457,720
                                                         ==========   ==========   ==========

     During 2001, one customer of the satellite manufacturing and technology segment accounted for approximately 14% of Loral's consolidated revenues. During 2000, three customers of the satellite manufacturing and technology segment accounted for 13%, 12% and 11%, respectively, of Loral's consolidated revenues. During 1999, three customers of the satellite manufacturing and technology segment accounted for 25%, 18% and 13%, respectively, of Loral's consolidated revenues.

     With the exception of the Company's satellites in-orbit (see Note 6), the Company's long-lived assets are primarily located in the United States.

17. FINANCIAL INFORMATION FOR SUBSIDIARY ISSUER AND GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

     Loral is a holding company (the "Parent Company"), which is the ultimate parent of all Loral subsidiaries. In December 2001, the Company's wholly owned subsidiary, Loral Orion (the "Subsidiary Issuer"), issued New Senior Notes in an exchange offer (see Note 8) which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and one of its wholly-owned subsidiaries (the "Guarantor Subsidiary").

     Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiary and the other wholly-owned subsidiaries (the "Non-Guarantor Subsidiaries") for the years ended December 31, 2001, 2000 and 1999. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Subsidiary Issuer, Guarantor Subsidiary and Non-Guarantor Subsidiaries assuming the expected guarantee structure of the New Senior Notes was in effect at the beginning of the periods presented.

     The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Subsidiary Issuer, the Guarantor Subsidiary and the Non-Guarantor Subsidiaries using the equity method of accounting. The Company's significant transactions with its subsidiaries other than the investment account and related equity in net loss of unconsolidated subsidiaries are the management fee charged by Loral SpaceCom to the Parent Company and intercompany payables and receivables between its subsidiaries resulting primarily from the funding of the construction of satellites for the fixed satellite services segment. Loral's $200 million note receivable for unconsolidated subsidiaries is due from Loral Space & Communications Corporation ("LSCC"), bears interest at 8.2% per annum with the final due date being October 1, 2008. Interest payments are deferred until April 1, 2005, when LSCC will begin to make semi-annual installments of $48 million on the first day of April and October of each year until the note is paid in full. Loral SpaceCom (a non-guarantor subsidiary) holds a $29.7 million subordinated note receivable from the subsidiary issuer. The note is subordinated to all existing and future indebtedness of the subsidiary issuer and guaranteed by the Parent Company. The note bears interest at a rate of 10% per annum. All principal and interest on the note is due at maturity on July 30, 2006.

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

17. FINANCIAL INFORMATION FOR SUBSIDIARY ISSUER AND GUARANTOR AND NON-GUARANTOR SUBSIDIARIES -- (CONTINUED)

                       LORAL SPACE & COMMUNICATIONS LTD.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                           PARENT      SUBSIDIARY   GUARANTOR    NON-GUARANTOR
                                           COMPANY       ISSUER     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -----------   ----------   ----------   -------------   ------------   ------------
Current assets:
  Cash and cash equivalents............  $    46,068   $   19,399   $      --     $    94,482     $       --    $   159,949
  Accounts receivable, net.............           --       13,071         497          25,731             --         39,299
  Contracts-in-process.................           --           --          --         178,599             --        178,599
  Inventories..........................           --           --          --          98,179             --         98,179
  Other current assets.................          265        6,053       5,151          83,101           (903)        93,667
                                         -----------   ----------   ---------     -----------     ----------    -----------
         Total current assets..........       46,333       38,523       5,648         480,092           (903)       569,693
Property, plant and equipment, net.....           --      354,196     225,714       1,415,856        (18,410)     1,977,356
Costs in excess of net assets acquired,
  net..................................           --      562,201          --         329,518             --        891,719
Long-term receivables..................           --           --          --         190,306             --        190,306
Notes receivable from unconsolidated
  subsidiaries.........................      200,000      (29,700)         --        (170,300)            --             --
Due to (from) unconsolidated
  subsidiaries.........................       12,915      (62,961)     72,978         (48,810)        25,878             --
Investments in unconsolidated
  subsidiaries.........................    1,432,614      297,349    (271,698)     (1,703,764)       245,499             --
Investments in and advances to
  affiliates...........................       77,061           --          --         111,282             --        188,343
Deposits...............................           --           --          --         155,490             --        155,490
Deferred tax assets....................           --       32,130          --          74,290        191,108        297,528
Other assets...........................        6,632       20,836         832          91,194             --        119,494
                                         -----------   ----------   ---------     -----------     ----------    -----------
                                         $ 1,775,555   $1,212,574   $  33,474     $   925,154     $  443,172    $ 4,389,929
                                         ===========   ==========   =========     ===========     ==========    ===========
Current liabilities:
  Current portion of long-term debt....  $        --   $   49,449   $      --     $    87,167     $       --    $   136,616
  Accounts payable.....................        1,357        2,677         713         140,094             --        144,841
  Accrued employment costs.............           --           --          --          39,232             --         39,232
  Customer advances....................           --          952         128         147,910             --        148,990
  Accrued interest and preferred
    dividends..........................       22,543        1,889          --           6,738             --         31,170
  Other current liabilities............           --        5,719         235          40,230             --         46,184
  Income taxes payable.................        7,939           --          --         (42,000)        68,577         34,516
  Deferred tax
    liabilities -- current.............       21,222           --          --            (485)       (20,737)            --
                                         -----------   ----------   ---------     -----------     ----------    -----------
         Total current liabilities.....       53,061       60,686       1,076         418,886         47,840        581,549
Deferred tax
  liabilities -- long-term.............       21,626           --       5,214            (503)       (26,337)            --
Pension and other postretirement
  liabilities..........................           --           --          --          55,590             --         55,590
Long-term liabilities..................           --        7,986       1,533         147,197             --        156,716
Long-term debt.........................      350,000      959,555          --         916,970             --      2,226,525
Minority interest......................           --           --          --          18,681             --         18,681
Shareholders' equity:
  6% Series C convertible redeemable
    preferred stock....................      485,371           --          --              --             --        485,371
  6% Series D convertible redeemable
    preferred stock....................      296,529           --          --              --             --        296,529
  Common stock, par value $.01.........        3,368           --          --              --             --          3,368
  Paid-in capital......................    2,771,964      604,166          --              --       (604,166)     2,771,964
  Treasury stock, at cost..............       (3,360)          --          --              --             --         (3,360)
  Unearned compensation................          (81)          --          --              --             --            (81)
  Retained deficit.....................   (2,223,710)    (419,819)     25,651        (631,667)     1,025,835     (2,223,710)
  Accumulated other comprehensive
    income.............................       20,787           --          --              --             --         20,787
                                         -----------   ----------   ---------     -----------     ----------    -----------
         Total shareholders' equity....    1,350,868      184,347      25,651        (631,667)       421,669      1,350,868
                                         -----------   ----------   ---------     -----------     ----------    -----------
                                         $ 1,775,555   $1,212,574   $  33,474     $   925,154     $  443,172    $ 4,389,929
                                         ===========   ==========   =========     ===========     ==========    ===========

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

17. FINANCIAL INFORMATION FOR SUBSIDIARY ISSUER AND GUARANTOR AND NON-GUARANTOR SUBSIDIARIES -- (CONTINUED)

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                 PARENT     SUBSIDIARY   GUARANTOR    NON-GUARANTOR
                                                 COMPANY      ISSUER     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                ---------   ----------   ----------   -------------   ------------   ------------
Revenues from satellite sales.................  $      --   $      --     $    --      $  621,284       $ (7,404)     $  613,880
Revenues from satellite services..............         --      96,623      51,461         354,302        (46,691)        455,695
Management fee from parent....................         --          --          --          36,730        (36,730)             --
                                                ---------   ---------     -------      ----------       --------      ----------
         Total revenues.......................         --      96,623      51,461       1,012,316        (90,825)      1,069,575
Costs of satellite sales......................         --          --          --         586,147         (5,624)        580,523
Costs of satellite services...................         --     119,917      26,407         203,649        (59,103)        290,870
Selling, general and administrative
  expenses....................................      1,243      10,796          --         192,551         (1,180)        203,410
Management fee expense........................     36,730          --          --              --        (36,730)             --
                                                ---------   ---------     -------      ----------       --------      ----------
Operating income (loss).......................    (37,973)    (34,090)     25,054          29,969         11,812          (5,228)
Interest and investment income................     23,238         644           9          35,546        (30,552)         28,885
Interest expense..............................    (37,629)    (98,310)        (29)        (81,397)        33,434        (183,931)
                                                ---------   ---------     -------      ----------       --------      ----------
(Loss) income before income taxes, equity in
  net loss of unconsolidated subsidiaries and
  affiliates, minority interest, extraordinary
  gain, cumulative effect of change in
  accounting principle and discontinued
  operations..................................    (52,364)   (131,756)     25,034         (15,882)        14,694        (160,274)
Income tax benefit (provision)................     (6,315)     13,109      (8,762)         (9,819)        21,496           9,709
                                                ---------   ---------     -------      ----------       --------      ----------
(Loss) income before equity in net loss of
  unconsolidated subsidiaries and affiliates,
  minority interest, extraordinary gain,
  cumulative effect of change in accounting
  principle and discontinued operations.......    (58,679)   (118,647)     16,272         (25,701)        36,190        (150,565)
Equity in net loss of unconsolidated
  subsidiaries, net of tax benefit............    (66,128)     16,272          --              --         49,856              --
Equity in net loss of affiliates, net of
  taxes.......................................    (71,653)         --          --           4,976             --         (66,677)
Minority interest, net of taxes...............         --          --          --             461             --             461
                                                ---------   ---------     -------      ----------       --------      ----------
(Loss) income before cumulative effect of
  extraordinary gain, change in accounting
  principle and discontinued operations.......   (196,460)   (102,375)     16,272         (20,264)        86,046        (216,781)
Extraordinary gain on debt exchange, net of
  taxes.......................................         --      26,205          --            (390)        (3,753)         22,062
Cumulative effect of change in accounting
  principle, net of taxes.....................         --          --          --          (1,741)            --          (1,741)
                                                ---------   ---------     -------      ----------       --------      ----------
(Loss) income from continuing operations......   (196,460)    (76,170)     16,272         (22,395)        82,293        (196,460)
Loss from operations of discontinued
  operations, net of taxes....................         --      (7,765)         --              --          7,765              --
                                                ---------   ---------     -------      ----------       --------      ----------
Net (loss) income.............................  $(196,460)    (83,935)    $16,272      $  (22,395)      $ 90,058      $ (196,460)
                                                =========   =========     =======      ==========       ========      ==========

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

17. FINANCIAL INFORMATION FOR SUBSIDIARY ISSUER AND GUARANTOR AND NON-GUARANTOR SUBSIDIARIES -- (CONTINUED)

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                 PARENT     SUBSIDIARY   GUARANTOR    NON-GUARANTOR
                                                 COMPANY      ISSUER     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                ---------   ----------   ----------   -------------   ------------   ------------
Operating activities:
  Net (loss) income from continuing
    operations................................  $(196,460)   $(76,170)    $16,272       $ (22,395)      $ 82,293      $(196,460)
  Non-cash items:
    Extraordinary gain on debt exchanges, net
      of taxes................................         --     (26,205)         --             390          3,753        (22,062)
    Equity in net loss of affiliates, net of
      taxes...................................     71,653          --          --          (4,976)            --         66,677
    Equity in net loss of unconsolidated
      subsidiaries, net of taxes..............     66,128     (16,272)         --         (49,856)            --             --
    Minority interest, net of taxes...........         --          --          --            (461)            --           (461)
    Cumulative effect of change in accounting
      principle, net of taxes.................         --          --          --           1,741             --          1,741
    Deferred taxes............................      5,905       4,516       6,517          46,186        (40,586)        22,538
    Depreciation and amortization.............         --      72,992      21,013         133,774                       227,779
    Non-cash interest expense.................         --      39,609          --              --             --         39,609
    Provision for bad debt....................         --       3,460          --          (3,460)            --             --
Changes in operating assets and liabilities,
  net of acquisitions:
  Accounts receivable, net....................         --      (4,676)      1,205          20,519             --         17,048
  Contracts-in-process........................         --          --          --          (4,845)            --         (4,845)
  Inventories.................................         --          --          --          22,429             --         22,429
  Other current assets........................         --      (2,083)     (2,756)         10,377             --          5,538
  Long-term receivables.......................         --          --          --         (44,802)            --        (44,802)
  Deposits....................................         --         863        (863)          9,300             --          9,300
  Due to (from) unconsolidated subsidiaries...      6,075      29,721     (38,795)          7,384         (4,385)            --
  Investments in unconsolidated
    subsidiaries..............................         --          --                          --             --             --
  Other assets................................         --      (2,889)       (329)         14,955             --         11,737
  Accounts payable............................         96      (8,011)         --           9,423             --          1,508
  Accrued expenses and other current
    liabilities...............................     (2,538)      2,166      (2,166)         (2,487)            --         (5,025)
  Customer advances...........................         --        (724)        (98)         78,946             --         78,124
  Income taxes payable........................        402          --          --         (34,679)         1,465        (32,812)
  Long-term liabilities.......................         --       7,861          --         (38,827)            --        (30,966)
  Pension and other postretirement
    liabilities...............................         --          --          --           3,214             --          3,214
  Other.......................................        918          --          --          (1,423)            --           (505)
                                                ---------    --------     -------       ---------       --------      ---------
Net cash provided by (used in) operating
  activities..................................    (47,821)     24,158          --         150,427         42,540        169,304
                                                ---------    --------     -------       ---------       --------      ---------
Net cash provided by net assets from
  discontinued operations.....................         --      24,279          --          27,957        (52,236)            --
                                                ---------    --------     -------       ---------       --------      ---------
Investing activities:
  Capital expenditures........................         --        (579)         --        (237,245)          (549)      (238,373)
  Investments in and advances to affiliates...    (19,668)         --          --         (33,061)        26,214        (26,515)
  Investments in and advances to
    unconsolidated subsidiaries...............     (2,102)         --          --           2,102             --             --
  Proceeds from the sale leaseback of assets,
    net.......................................         --          --          --          17,393             --         17,393
                                                ---------    --------     -------       ---------       --------      ---------
Net cash (used in) provided by investing
  activities..................................    (21,770)       (579)         --        (250,811)        25,665       (247,495)
                                                ---------    --------     -------       ---------       --------      ---------
Financing activities:
  Borrowings under revolving credit
    facilities................................         --          --          --         115,000             --        115,000
  Repayments under term loans.................         --          --          --         (81,000)            --        (81,000)
  Repayments under revolving credit
    facilities................................         --          --          --        (134,000)            --       (134,000)
  Repayments of export-import facility........         --          --          --          (2,145)            --         (2,145)
  Repayments of other long-term obligations...         --      (2,995)         --            (165)            --         (3,160)
  Preferred dividends.........................    (52,218)         --          --              --             --        (52,218)
  Proceeds from other stock issuances.........     16,472          --          --              59             --         16,531
  Payment of debt refinancing costs...........         --          --          --         (14,913)            --        (14,913)
  Repayment of note due to Loral SpaceCom.....         --     (28,166)         --          28,166             --             --
  Equity contributed by Loral.................         --       2,700          --          (2,700)            --             --
  Capital contribution from Loral Cyberstar...         --          --          --          15,969        (15,969)            --
                                                ---------    --------     -------       ---------       --------      ---------
Net cash (used in) provided by financing
  activities..................................    (35,746)    (28,461)         --         (75,729)       (15,969)      (155,905)
                                                ---------    --------     -------       ---------       --------      ---------
Increase (decrease) in cash and cash
  equivalents.................................   (105,337)     19,397          --        (148,156)            --       (234,096)
Cash and cash equivalents -- beginning of
  period......................................    151,405           2          --         242,638             --        394,045
                                                ---------    --------     -------       ---------       --------      ---------
Cash and cash equivalents -- end of period....  $  46,068    $ 19,399     $    --       $  94,482       $     --      $ 159,949
                                                =========    ========     =======       =========       ========      =========

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

17. FINANCIAL INFORMATION FOR SUBSIDIARY ISSUER AND GUARANTOR AND NON-GUARANTOR SUBSIDIARIES -- (CONTINUED)

                       LORAL SPACE & COMMUNICATIONS LTD.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                PARENT      SUBSIDIARY   GUARANTOR    NON-GUARANTOR
                                                COMPANY       ISSUER     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              -----------   ----------   ----------   -------------   ------------   ------------
Current assets:
 Cash and cash equivalents..................  $   151,405   $        2   $      --     $   242,638     $      --     $   394,045
 Accounts receivable, net...................           --       11,854       1,702          42,791            --          56,347
 Contracts-in-process.......................           --           --          --         194,632            --         194,632
 Inventories................................           --           --          --         120,608            --         120,608
 Other current assets.......................        1,965        3,175       2,395          72,286          (108)         79,713
 Net assets of discontinued operations......           --       60,001          --              --       (60,001)             --
                                              -----------   ----------   ---------     -----------     ---------     -----------
       Total current assets.................      153,370       75,032       4,097         672,955       (60,109)        845,345
Property, plant and equipment, net..........           --      408,857     246,726       1,308,191       (18,959)      1,944,815
Costs in excess of net assets acquired,
 net........................................           --      577,710          --         341,116            --         918,826
Long-term receivables.......................           --           --          --         145,504            --         145,504
Notes receivable from unconsolidated
 subsidiaries...............................      200,000     (107,866)         --         (92,134)           --              --
Due to (from) unconsolidated subsidiaries...       12,264      (39,093)     33,388         (28,052)       21,493              --
Investments in unconsolidated
 subsidiaries...............................    1,505,870      307,442    (271,698)     (1,813,327)      271,713              --
Investments in and advances to affiliates...      129,046           --          --         122,612            --         251,658
Deposits....................................           --           --          --         161,790            --         161,790
Deferred tax assets.........................           --       44,982       2,098         156,600        89,462         293,142
Other assets................................        6,658       20,290         503         103,551            --         131,002
                                              -----------   ----------   ---------     -----------     ---------     -----------
                                              $ 2,007,208   $1,287,354   $  15,114     $ 1,078,806     $ 303,600     $ 4,692,082
                                              ===========   ==========   =========     ===========     =========     ===========
Current liabilities:
 Current portion of long-term debt..........  $        --   $    2,406   $      --     $   108,309     $      --     $   110,715
 Accounts payable...........................        1,259        3,701          --         147,908            --         152,868
 Accrued employment costs...................           --           --          --          45,271            --          45,271
 Customer advances..........................           --          642         226          69,998            --          70,866
 Accrued interest and preferred dividends...       25,081       22,842          --           3,722            --          51,645
 Other current liabilities..................           --         (879)      3,114          42,814            --          45,049
 Income taxes payable.......................        7,537           --          --          31,404        (7,037)         31,904
 Deferred tax liabilities -- current........       15,317           --          --              --       (15,317)             --
                                              -----------   ----------   ---------     -----------     ---------     -----------
       Total current liabilities............       49,194       28,712       3,340         449,426       (22,354)        508,318
Deferred tax liabilities -- long-term.......       21,626           --          --              --       (21,626)             --
Pension and other postretirement
 liabilities................................           --           --          --          51,619            --          51,619
Long-term liabilities.......................           --        4,016       2,395         173,864            --         180,275
Long-term debt..............................      350,000      997,991          --         998,138            --       2,346,129
Minority interest...........................           --           --          --          19,353            --          19,353
Shareholders' equity:
 6% Series C convertible redeemable
   preferred stock..........................      665,809           --          --              --            --         665,809
 6% Series D convertible redeemable
   preferred stock..........................      388,204           --          --              --            --         388,204
 Common stock, par value $.01...............        2,983           --          --              --            --           2,983
 Paid-in capital............................    2,448,519      588,197          --              --      (588,197)      2,448,519
 Treasury stock, at cost....................       (3,360)          --          --              --            --          (3,360)
 Unearned compensation......................         (148)          --          --              --            --            (148)
 Retained deficit...........................   (1,946,507)    (331,562)      9,379        (613,594)      935,777      (1,946,507)
 Accumulated other comprehensive income.....       30,888           --          --              --            --          30,888
                                              -----------   ----------   ---------     -----------     ---------     -----------
       Total shareholders' equity...........    1,586,388      256,635       9,379        (613,594)      347,580       1,586,388
                                              -----------   ----------   ---------     -----------     ---------     -----------
                                              $ 2,007,208   $1,287,354   $  15,114     $ 1,078,806     $ 303,600     $ 4,692,082
                                              ===========   ==========   =========     ===========     =========     ===========

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

17. FINANCIAL INFORMATION FOR SUBSIDIARY ISSUER AND GUARANTOR AND NON-GUARANTOR SUBSIDIARIES -- (CONTINUED)

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                          PARENT      SUBSIDIARY   GUARANTOR    NON-GUARANTOR
                                          COMPANY       ISSUER     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        -----------   ----------   ----------   -------------   ------------   ------------
Revenues from satellite sales.........  $        --   $      --     $    --      $  812,312      $  (2,497)    $   809,815
Revenues from satellite services......           --      66,609      42,084         337,174        (31,571)        414,296
Management fee from parent............           --          --          --          64,601        (64,601)             --
                                        -----------   ---------     -------      ----------      ---------     -----------
         Total revenues...............           --      66,609      42,084       1,214,087        (98,669)      1,224,111
Costs of satellite sales..............           --          --          --         761,440         (5,957)        755,483
Costs of satellite services...........           --     103,961      25,989         224,285        (52,513)        301,722
Selling, general and administrative
  expenses............................        1,197      12,437         390         240,019         (1,051)        252,992
Management fee expense................       64,601          --          --              --        (64,601)             --
                                        -----------   ---------     -------      ----------      ---------     -----------
Operating income (loss)...............      (65,798)    (49,789)     15,705         (11,657)        25,453         (86,086)
Interest and investment income........       74,977       2,961          80          74,647        (23,428)        129,237
Interest expense......................      (29,435)    (97,155)         (9)        (70,670)        26,433        (170,836)
Gain on investments, net..............       69,706          --          --           1,136             --          70,842
                                        -----------   ---------     -------      ----------      ---------     -----------
(Loss) income before income taxes,
  equity in net loss of unconsolidated
  subsidiaries and affiliates,
  minority interest, Globalstar
  related impairment charges and
  discontinued operations.............       49,450    (143,983)     15,776          (6,544)        28,458         (56,843)
Income tax benefit (provision)........      (15,949)      4,614      (5,524)        (21,482)        28,966          (9,375)
                                        -----------   ---------     -------      ----------      ---------     -----------
(Loss) income before equity in net
  loss of unconsolidated subsidiaries
  and affiliates, minority interest,
  Globalstar related impairment
  charges and discontinued
  operations..........................       33,501    (139,369)     10,252         (28,026)        57,424         (66,218)
Equity in net loss of unconsolidated
  subsidiaries, net of tax benefit....     (700,187)     10,252          --              --        689,935              --
Equity in net loss of affiliates, net
  of taxes............................     (723,763)         --          --        (571,147)            --      (1,294,910)
Minority interest, net of taxes.......           --          --          --           3,691             --           3,691
Globalstar related impairment charges,
  net of tax benefit..................      (79,229)         --          --         (33,012)            --        (112,241)
                                        -----------   ---------     -------      ----------      ---------     -----------
(Loss) income from continuing
  operations..........................   (1,469,678)   (129,117)     10,252        (628,494)       747,359      (1,469,678)
Loss from operations of discontinued
  operations, net of taxes............           --      (2,019)         --              --          2,019              --
                                        -----------   ---------     -------      ----------      ---------     -----------
Net (loss) income.....................  $(1,469,678)  $(131,136)    $10,252      $ (628,494)     $ 749,378     $(1,469,678)
                                        ===========   =========     =======      ==========      =========     ===========

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

17. FINANCIAL INFORMATION FOR SUBSIDIARY ISSUER AND GUARANTOR AND NON-GUARANTOR SUBSIDIARIES -- (CONTINUED)

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                PARENT      SUBSIDIARY   GUARANTOR    NON-GUARANTOR
                                                COMPANY       ISSUER     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              -----------   ----------   ----------   -------------   ------------   ------------
Operating activities:
 Net (loss) income from continuing
   operations...............................  $(1,469,678)  $(129,117)   $  10,252      $(628,494)      $747,359     $(1,469,678)
 Non-cash items:
   Equity in net loss of affiliates, net of
     taxes..................................      723,763          --           --        571,147             --       1,294,910
   Equity in net loss of unconsolidated
     subsidiaries, net of taxes.............      700,187     (10,252)          --       (689,935)            --              --
   Minority interest, net of taxes..........           --          --           --         (3,691)            --          (3,691)
   Deferred taxes...........................       13,604       4,241          364         15,006        (37,689)         (4,474)
   Depreciation and amortization............           --      68,963       21,013        126,287             --         216,263
   Non-cash interest expense................           --      37,074           --             --             --          37,074
   Non-cash interest and investment
     income.................................      (25,821)     (3,518)          --        (11,343)            --         (40,682)
   Gain on investments, net.................      (70,842)         --           --             --             --         (70,842)
   Globalstar related impairment charges,
     net of taxes...........................       79,229          --           --         33,012             --         112,241
   Satellite purchase price payable.........           --     180,755     (180,755)            --             --              --
   Provision for bad debt...................           --       1,070           --         (1,070)            --              --
 Accounts receivable, net...................           --      (5,403)         (29)        (3,016)            --          (8,448)
 Contracts-in-process.......................           --          --           --        185,249             --         185,249
 Inventories................................           --          --           --         30,908             --          30,908
 Other current assets.......................           --       2,344          491         (9,008)            --          (6,173)
 Long-term receivables......................           --          --           --         10,335             --          10,335
 Deposits...................................           --        (110)         110         34,085             --          34,085
 Due to (from) unconsolidated
   subsidiaries.............................       11,850     (18,217)     (36,629)        82,781        (39,785)             --
 Other assets...............................           --       1,467         (405)       (10,309)            --          (9,247)
 Accounts payable...........................         (699)      2,786           --        (78,769)            --         (76,682)
 Accrued expenses and other current
   liabilities..............................        2,294      (1,885)       1,885          8,011             --          10,305
 Customer advances..........................           --       2,127         (907)         1,921             --           3,141
 Income taxes payable.......................        2,518          --           --          9,106           (132)         11,492
 Long-term liabilities......................           --       1,265           --          1,710             --           2,975
 Other......................................        4,794          --           --         (5,799)            --          (1,005)
                                              -----------   ---------    ---------      ---------       --------     -----------
Net cash provided by (used in) operating
 activities.................................      (28,801)    133,590     (184,610)      (331,876)       669,753         258,056
                                              -----------   ---------    ---------      ---------       --------     -----------
Net cash used in net assets from
 discontinued operations....................           --     (40,690)          --        (29,228)        69,918              --
                                              -----------   ---------    ---------      ---------       --------     -----------
Investing activities:
 Capital expenditures.......................           --    (182,095)          --       (260,267)        18,163        (424,199)
 Investments in and advances to
   affiliates...............................     (181,430)         --           --        726,200       (713,813)       (169,043)
 Investments in and advances to
   unconsolidated affiliates................     (187,252)         --           --        187,252             --              --
 Proceeds from the sales of investments.....       97,137          --           --             --             --          97,137
 Purchase of Globalstar loans...............           --          --           --        (67,950)            --         (67,950)
 Decrease in restricted and segregated
   cash.....................................           --         (64)          --             64             --              --
 Use and transfer of restricted and
   segregated cash..........................           --     190,898           --         (3,583)            --         187,315
                                              -----------   ---------    ---------      ---------       --------     -----------
Net cash (used in) provided by investing
 activities.................................     (271,545)      8,739           --        581,716       (695,650)       (376,740)
                                              -----------   ---------    ---------      ---------       --------     -----------
Financing activities:
 Borrowings under revolving credit
   facilities...............................           --          --           --         55,762             --          55,762
 Repayments under term loans................           --          --           --        (81,250)            --         (81,250)
 Repayments under revolving credit
   facilities...............................           --          --           --        (50,000)            --         (50,000)
 Repayments of export-import facility.......           --          --           --         (2,146)            --          (2,146)
 Repayments of other long-term
   obligations..............................           --      (1,678)          --           (239)            --          (1,917)
 Preferred dividends........................      (61,646)         --           --             --             --         (61,646)
 Proceeds from other stock issuances........       25,982          --           --           (125)            --          25,857
 Proceeds from the issuance of 6% Series D
   preferred stock, net.....................      388,204          --           --             --             --         388,204
 Proceeds from sale of orbital slots to
   Loral, net...............................           --      34,260           --        (34,260)            --              --
 Equity Contribution from Loral.............           --      10,750           --        (10,750)            --              --
 Increase in note payable to SpaceCom.......           --      35,752           --        (35,752)            --              --
 Capital contributions from Loral
   CyberStar................................           --    (180,755)     180,755         44,021        (44,021)             --
                                              -----------   ---------    ---------      ---------       --------     -----------
Net cash (used in) provided by financing
 activities.................................      352,540    (101,671)     180,755       (114,739)       (44,021)        272,864
                                              -----------   ---------    ---------      ---------       --------     -----------
Increase (decrease) in cash and cash
 equivalents................................       52,194         (32)      (3,855)       105,873             --         154,180
Cash and cash equivalents -- beginning of
 period.....................................       99,211          34        3,855        136,765             --         239,865
                                              -----------   ---------    ---------      ---------       --------     -----------
Cash and cash equivalents -- end of
 period.....................................  $   151,405   $       2    $      --      $ 242,638       $     --     $   394,045
                                              ===========   =========    =========      =========       ========     ===========

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

17. FINANCIAL INFORMATION FOR SUBSIDIARY ISSUER AND GUARANTOR AND NON-GUARANTOR SUBSIDIARIES -- (CONTINUED)

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                      PARENT     SUBSIDIARY   GUARANTOR    NON-GUARANTOR
                                      COMPANY      ISSUER     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------   ----------   ----------   -------------   ------------   ------------
Revenues from satellite sales......  $      --   $      --     $    --      $1,241,350      $ (63,157)     $1,178,193
Revenues from satellite services...         --      30,110       5,611         244,682           (876)        279,527
Management fee from parent.........         --          --          --          43,352        (43,352)             --
                                     ---------   ---------     -------      ----------      ---------      ----------
         Total revenues............         --      30,110       5,611       1,529,384       (107,385)      1,457,720
Costs of satellite sales...........         --          --          --       1,122,204        (51,141)      1,071,063
Costs of satellite services........         --      62,322       6,686         164,842         (7,976)        225,874
Selling, general and administrative
  expenses.........................     (1,244)     11,992         268         212,083            (53)        223,046
Management fee expense.............     43,352          --          --              --        (43,352)             --
                                     ---------   ---------     -------      ----------      ---------      ----------
Operating income (loss)............    (42,108)    (44,204)     (1,343)         30,255         (4,863)        (62,263)
Interest and investment income.....     67,037       6,245          --          51,829        (35,689)         89,422
Interest expense...................         --     (69,631)         --         (57,367)        37,701         (89,297)
                                     ---------   ---------     -------      ----------      ---------      ----------
(Loss) income before income taxes,
  equity in net loss of
  unconsolidated subsidiaries and
  affiliates, minority interest and
  discontinued operation...........     24,929    (107,590)     (1,343)         24,717         (2,851)        (62,138)
Income tax benefit (provision).....    (13,150)      9,959         470         (21,470)        56,707          32,516
                                     ---------   ---------     -------      ----------      ---------      ----------
(Loss) income before equity in net
  loss of unconsolidated
  subsidiaries and affiliates and
  minority interest................     11,779     (97,631)       (873)          3,247         53,856         (29,622)
Equity in net loss of
  unconsolidated subsidiaries, net
  of tax benefit...................    (62,060)       (873)         --              --         62,933              --
Equity in net loss of affiliates,
  net of taxes.....................   (151,635)         --          --         (26,184)            --        (177,819)
Minority interest, net of taxes....         --          --          --           5,525             --           5,525
                                     ---------   ---------     -------      ----------      ---------      ----------
Loss from continuing operations....   (201,916)    (98,504)       (873)        (17,412)       116,789        (201,916)
Loss from operations of
  discontinued operations, net of
  taxes............................         --       9,118          --              --         (9,118)             --
                                     ---------   ---------     -------      ----------      ---------      ----------
Net (loss) income..................  $(201,916)  $ (89,386)    $  (873)     $  (17,412)     $ 107,671      $ (201,916)
                                     =========   =========     =======      ==========      =========      ==========

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

17. FINANCIAL INFORMATION FOR SUBSIDIARY ISSUER AND GUARANTOR AND NON-GUARANTOR SUBSIDIARIES -- (CONTINUED)

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                 PARENT     SUBSIDIARY   GUARANTOR    NON-GUARANTOR
                                                 COMPANY      ISSUER     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                ---------   ----------   ----------   -------------   ------------   ------------
Operating activities:
  Net (loss) income from continuing
    operations................................  $(201,916)  $ (98,504)   $    (873)     $ (17,412)       116,789      $(201,916)
  Non-cash items:
    Equity in net loss of affiliates, net of
      taxes...................................    151,635          --           --         26,184             --        177,819
    Equity in net loss of unconsolidated
      subsidiaries, net of taxes..............     62,060         873           --        (62,933)            --             --
    Minority interest, net of taxes...........         --          --           --         (5,525)            --         (5,525)
    Deferred taxes............................     15,636       4,692       (2,570)        11,471        (69,094)       (39,865)
    Depreciation and amortization.............         --      54,988        5,428        114,490             --        174,906
    Provision for bad debt....................         --       2,009           --         (2,009)            --             --
    Non-cash interest expense.................         --      33,758           --             --             --         33,758
    Non-cash interest and investment income...    (11,451)     (2,292)          --         (9,134)            --        (22,877)
    Loss on ChinaSat agreement................  --.......          --           --         35,492             --         35,492
    Loss on disposal of property, plant and
      equipment...............................         --          --           --         12,696             --         12,696
    Satellite purchase price payable..........         --    (180,755)     180,755             --             --             --
Changes in operating assets and liabilities,
  net of acquisitions:
  Accounts receivable, net....................         --      (5,216)      (1,673)       (12,471)            --        (19,360)
  Contracts-in-process........................         --          --           --        (65,253)            --        (65,253)
  Inventories.................................         --          --           --         67,117             --         67,117
  Other current assets........................         --      (4,147)      (2,778)        (6,173)            --        (13,098)
  Long-term receivables.......................         --                       --         (5,486)            --         (5,486)
  Deposits....................................         --      (2,285)       2,285        (54,350)            --        (54,350)
  Due to (from) unconsolidated subsidiaries...    (18,959)    (30,461)       3,241         62,127        (15,948)            --
  Other assets................................         --     (11,205)         (98)       (52,436)            --        (63,739)
  Accounts payable............................    (29,083)     (5,250)          --         26,816             --         (7,517)
  Accrued expenses and other current
    liabilities...............................     13,859      (1,229)       1,229         (5,731)            --          8,128
  Customer advances...........................         --       3,128        1,133        (94,808)            --        (90,547)
  Income taxes payable........................      2,175          --           --          7,003         (2,264)         6,914
  Long-term liabilities.......................         --        (269)          --         61,269             --         61,000
  Other.......................................        728          --           --          4,042             --          4,770
                                                ---------   ---------    ---------      ---------       --------      ---------
Net cash provided by (used in) operating
  activities..................................    (15,316)   (242,165)     186,079         34,986         29,483         (6,933)
                                                ---------   ---------    ---------      ---------       --------      ---------
Net cash provided by net asset from
  discontinued operations.....................         --      64,451           --         57,397       (121,848)            --
                                                ---------   ---------    ---------      ---------       --------      ---------
Investing activities:
  Capital expenditures........................         --     (19,778)    (273,167)      (219,370)        42,568       (469,747)
  Investments in and advances to affiliates...   (250,794)         --           --       (216,237)       112,182       (354,849)
  Investments in and advances to
    unconsolidated affiliates.................   (340,979)         --           --        340,979             --             --
  Increase in restricted and segregated
    assets....................................         --      (2,942)          --          2,942             --             --
  Use and transfer of restricted and
    segregated cash...........................         --     156,381           --             --             --        156,381
  Acquisition of businesses, net of cash
    acquired..................................         --          --           --        (10,790)            --        (10,790)
                                                ---------   ---------    ---------      ---------       --------      ---------
Net cash (used in) provided by investing
  activities..................................   (591,773)    133,661     (273,167)      (102,476)       154,750       (679,005)
                                                ---------   ---------    ---------      ---------       --------      ---------
Financing activities:
  Borrowings under revolving credit
    facilities................................         --          --           --         70,000             --         70,000
  Repayments under term loans.................         --          --           --        (18,750)            --        (18,750)
  Repayments of note to unconsolidated
    subsidiary................................    (14,211)         --           --         14,211             --             --
  Repayments of export-import facility........         --          --           --         (2,146)            --         (2,146)
  Repayments of other long-term obligations...         --      (1,469)          --           (427)            --         (1,896)
  Preferred dividends.........................    (44,728)         --           --             --             --        (44,728)
  Proceeds from other stock issuances.........  20,095...          --           --             --             --         20,095
  Proceeds from the issuance of 9.5% senior
    notes, net................................  343,875..          --           --             --             --        343,875
  Capital contributions from Loral
    CyberStar.................................         --     (28,558)      90,943             --        (62,385)            --
  Increase in note payable to SpaceCom........         --      74,114           --        (74,114)            --             --
  Borrowings under note purchase facility.....         --          --           --         12,581             --         12,581
                                                ---------   ---------    ---------      ---------       --------      ---------
Net cash (used in) provided by financing
  activities..................................    305,031      44,087       90,943          1,355        (62,385)       379,031
                                                ---------   ---------    ---------      ---------       --------      ---------
Increase (decrease) in cash and cash
  equivalents.................................   (302,058)         34        3,855         (8,738)            --       (306,907)
Cash and cash equivalents -- beginning of
  period......................................    401,269          --           --        145,503             --        546,772
                                                ---------   ---------    ---------      ---------       --------      ---------
Cash and cash equivalents -- end of period....  $  99,211   $      34    $   3,855      $ 136,765       $     --      $ 239,865
                                                =========   =========    =========      =========       ========      =========

               LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

18. QUARTERLY FINANCIAL INFORMATION (Unaudited, in thousands, except per share amounts)

                                                           QUARTER ENDED
                                       ------------------------------------------------------
                                       MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                       ---------    --------    -------------    ------------
YEAR ENDED DECEMBER 31, 2001
Revenues.............................  $261,135     $274,862      $261,063         $272,515
EBITDA (see Note 16).................    58,212       62,196        49,433           52,709
Operating income (loss)..............     3,924        6,808        (6,959)          (9,001)
Loss before income taxes, equity in
  net loss of affiliates, minority
  interest, extraordinary gain and
  cumulative effect of change in
  accounting principle...............    38,100       33,283        45,689           43,202
Loss before extraordinary gain and
  cumulative effect of change in
  accounting principle...............    57,268       54,697        52,288           52,528
Net loss.............................    59,009       54,697        52,288           30,466
Preferred dividends..................    16,123       40,694        11,963           11,963
Net loss applicable to common
  shareholders.......................    75,132       95,391        64,251           42,429
Loss per share -- basic and
  diluted(1).........................      0.25         0.29          0.19             0.13
Market price per share
  High...............................      6.34         3.55          2.90             3.10
  Low................................      2.10         1.03          1.25             1.10

                                                         QUARTER ENDED
                                  ------------------------------------------------------------
                                  MARCH 31,    JUNE 30,    SEPTEMBER 30,(2)    DECEMBER 31,(2)
                                  ---------    --------    ----------------    ---------------
YEAR ENDED DECEMBER 31, 2000
Revenues........................  $318,086     $324,258        $292,542          $  289,225
EBITDA (see Note 16)............    47,128       44,271          42,231              (3,453)
Operating loss..................     5,979        9,877          11,092              59,138
Income (loss) before income
  taxes, equity in net loss of
  affiliates, minority interest
  and Globalstar related
  impairment charges............    (4,899)      16,555          (1,533)            (66,966)
Net loss........................   123,030       93,915          80,737           1,171,996
Preferred dividends.............    19,357       16,124          15,923              16,124
Net loss applicable to common
  shareholders..................   142,387      110,039          96,660           1,188,120
Loss per share -- basic and
  diluted(1)....................      0.49         0.37            0.33                3.99
Market price per share
  High..........................     25.75        10.50            8.50                6.56
  Low...........................      9.88         6.13            5.00                2.69

---------------

(1) The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year. The extraordinary gain in the fourth quarter of 2001 reduced the Company's loss per share by $0.07.

(2) The quarter ended September 30, 2000 includes a $33 million after-tax gain representing Loral's share of Satmex's net insurance recovery on the loss of a satellite. During the quarter ended December 31, 2000, Loral recorded its after-tax share of Globalstar's impairment charges amounting to approximately $882 million or approximately $1.2 billion on a pre-tax basis, which is included in equity in net loss of affiliates and after-tax impairment charges related to its investments in and advances to Globalstar service provider partnerships of approximately $112 million ($125 million pre-tax).

                          INDEPENDENT AUDITORS' REPORT

To the Partners of Globalstar, L.P.:

     We have audited the accompanying consolidated balance sheet of Globalstar, L.P. (a limited partnership) and its subsidiaries (collectively, the "Partnership") as of December 31, 2000 and the related consolidated statements of operations, partners' (deficiency) and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2000 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 17, the Partnership has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to partnership accounts, the effect of any changes that may be made in the capitalization of the Partnership; or (d) as to operations, the effect of any changes that may be made in its business.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 27, 2001 (March 26, 2002 as
to the 6th paragraph of Note 8 and Note 17)

                                GLOBALSTAR, L.P.

                           CONSOLIDATED BALANCE SHEET
                  (IN THOUSANDS, EXCEPT PARTNERSHIP INTERESTS)

                                                              DECEMBER 31,
                                                                  2000
                                                              ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   174,401
  Restricted cash...........................................       22,448
  Accounts receivable, net of allowance of $41..............          422
  Production gateways and user terminals....................       53,461
  Other current assets......................................        6,721
                                                              -----------
         Total current assets...............................      257,453
Property and equipment:
  Globalstar System, net....................................      270,227
  Other property and equipment, net.........................          516
                                                              -----------
                                                                  270,743
Globalstar System under construction:
  Ground segment............................................        1,634
Additional spare satellites.................................       14,758
Deferred financing costs....................................      125,176
Other assets................................................       32,512
                                                              -----------
         Total assets.......................................  $   702,276
                                                              ===========
LIABILITIES AND PARTNERS' (DEFICIENCY)
Current liabilities:
  Term loans payable to affiliates..........................  $   400,000
  Revolving credit facility to affiliates...................      100,000
  Senior notes payable ($1,450,000 aggregate principal
    amount).................................................    1,407,941
  Accounts payable..........................................       13,546
  Payable to affiliates.....................................       30,733
  Vendor financing liability................................      590,372
  Accrued expenses..........................................       22,305
  Accrued interest..........................................       34,224
                                                              -----------
         Total current liabilities..........................    2,599,121
Deferred revenues...........................................       37,952
Vendor financing liability, net of current portion..........      198,051
Accrued interest on notes payable...........................       12,366
Notes payable...............................................      150,000
Notes payable to affiliates.................................      100,000
Commitments and contingencies (Note 16)
Partners' (deficiency):
  8% Series A convertible redeemable preferred partnership
    interests (4,396,095 interests outstanding at December
    31, 2000, $220 million redemption value)................
  9% Series B convertible redeemable preferred partnership
    interests (2,958,490 interests outstanding at December
    31, 2000, $148 million redemption value at December 31,
    2000)...................................................
  Ordinary partnership interests (64,605,733 interests
    outstanding at December 31, 2000).......................   (2,598,910)
  Unearned compensation.....................................          (60)
  Warrants..................................................      203,756
                                                              -----------
         Total partners' (deficiency).......................   (2,395,214)
                                                              -----------
         Total liabilities and partners' (deficiency).......  $   702,276
                                                              ===========

                See notes to consolidated financial statements.

                                GLOBALSTAR, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        (IN THOUSANDS, EXCEPT PER ORDINARY PARTNERSHIP INTEREST AMOUNTS)

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              -----------    ---------
Gross Revenue:
  Service...................................................  $    2,806
  Royalty income............................................       1,427
                                                              ----------
Total gross revenue.........................................       4,233
  Less, discounts and promotions on service revenue.........        (583)
                                                              ----------
Net revenue.................................................       3,650
                                                              ----------
Operating expenses:
  Operations................................................     127,969     $ 94,313
  Marketing, general and administrative.....................      80,951       59,967
  Launch related costs......................................                   29,913
  Impairment of assets......................................   2,939,790
  Depreciation and amortization.............................     327,938        2,312
                                                              ----------     --------
          Total operating expenses..........................   3,476,648      186,505
                                                              ----------     --------
Operating loss..............................................   3,472,998      186,505
Interest income.............................................      16,490        6,141
Interest expense............................................     329,163
                                                              ----------     --------
Net loss....................................................   3,785,671      180,364
Preferred distributions on redeemable preferred partnership
  interests.................................................      30,730       52,220
                                                              ----------     --------
Net loss applicable to ordinary partnership interests.......  $3,816,401     $232,584
                                                              ==========     ========
Net loss per ordinary partnership interest -- basic and
  diluted...................................................  $    61.23     $   3.99
                                                              ==========     ========
Weighted average ordinary partnership interests
  outstanding -- basic and diluted..........................      62,325       58,341
                                                              ==========     ========

                See notes to consolidated financial statements.

                                GLOBALSTAR, L.P.

           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)
                                 (IN THOUSANDS)

                                                           CONVERTIBLE
                                                           REDEEMABLE
                                                            PREFERRED     ORDINARY
                                                           PARTNERSHIP   PARTNERSHIP     UNEARNED
                                                            INTERESTS     INTERESTS    COMPENSATION   WARRANTS       TOTAL
                                                           -----------   -----------   ------------   --------    -----------
Capital balances -- January 1, 1999......................                $   573,421                  $28,980     $   602,401
Sale of 8% Series A convertible redeemable preferred
 partnership interests -- January 1999...................   $ 339,775                                                 339,775
Exercise of warrants (41 interests)......................                      3,260                     (495)          2,765
Stock compensation transactions by managing general
 partner for the benefit of Globalstar...................                      1,154                                    1,154
Sale of ordinary partnership interests in connection with
 GTL stock option exercises (10 interests)...............                        194                                      194
Conversion of 8% Series A convertible redeemable
 preferred partnership interests into ordinary
 partnership interests and related dividend make-whole
 payment -- June & November 1999 (1,613 interests).......    (126,382)       150,299                                   23,917
Warrants issued for ordinary partnership interests in
 exchange for debt guarantee.............................                                             141,100         141,100
Sale of 9% Series B convertible redeemable preferred
 partnership interests -- December 1999..................     145,575                                                 145,575
Unearned compensation....................................                     20,786     $(20,786)
Amortization of unearned compensation....................                                   4,032                       4,032
Net loss applicable to ordinary partnership
 interests -- Year ended December 31, 1999...............                   (232,584)                                (232,584)
                                                            ---------    -----------     --------     --------    -----------
Capital balances -- December 31, 1999....................     358,968        516,530      (16,754)    169,585       1,028,329
Exercise of warrants (23 interests)......................                      1,864                     (271)          1,593
Stock compensation transactions by managing general
 partner for the benefit of Globalstar...................                         95                                       95
Sale of ordinary partnership interests in connection with
 GTL stock option exercises (7 interests)................                        293                                      293
Sale of ordinary partnership interests in connection with
 GTL common stock issuance -- February 2000 (1,988
 interests)..............................................                    268,471                                  268,471
Sale of ordinary partnership interests in connection with
 GTL stock issuance -- September & October 2000 (1,000
 interests)..............................................                     27,769                                   27,769
Sale of ordinary partnership interests from partner's
 equity financing -- September 2000 (1,295 interests)....                     56,200                                   56,200
Conversion of 9% Series B convertible redeemable
 preferred partnership interests into ordinary
 partnership interests and related payment of dividend in
 stock (269 interests)...................................      (2,014)         5,344                                    3,330
Warrants issued for ordinary partnership interests in
 exchange for debt guarantee.............................                                              34,442          34,442
Conversion of 8% Series A convertible redeemable
 preferred partnership interests into ordinary
 partnership interests and related payment of dividend in
 stock (180 interests)...................................         (10)         4,374                                    4,364
Change in fair value of stock compensation for the
 benefit of Globalstar...................................                    (20,393)      20,393
Amortization of unearned compensation....................                                  (3,699)                     (3,699)
Net loss applicable to ordinary partnership
 interests -- Year ended December 31, 2000...............    (356,944)    (3,459,457)                              (3,816,401)
                                                            ---------    -----------     --------     --------    -----------
Capital balances -- December 31, 2000....................   $      --    $(2,598,910)    $    (60)    $203,756    $(2,395,214)
                                                            =========    ===========     ========     ========    ===========

                See notes to consolidated financial statements.

                                GLOBALSTAR, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEARS ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              -----------    ---------
Operating activities:
 Net loss...................................................  $(3,785,671)   $(180,364)
 Launch related costs.......................................                    29,913
 Impairment of assets.......................................    2,939,790
 Deferred revenues..........................................       12,141
 Amortization of unearned compensation......................       (3,604)       5,186
 Depreciation and amortization..............................      327,938        2,312
 Non-cash interest..........................................       63,809
 Changes in operating assets and liabilities:
   Accounts receivable......................................         (422)
   Other current assets.....................................       (2,720)       1,539
   Other assets.............................................       (2,090)      (2,951)
   Accounts payable.........................................        6,174       (7,120)
   Payable to affiliates....................................      (25,027)      89,070
   Accrued expenses.........................................        1,479        5,839
   Accrued interest and other...............................       12,462
                                                              -----------    ---------
     Net cash used in operating activities..................     (455,741)     (56,576)
                                                              -----------    ---------
Investing activities:
 Globalstar System..........................................      (23,305)    (880,980)
 Insurance proceeds from launch failure.....................                    28,500
 Payable to affiliates for Globalstar System................      (31,399)     145,441
 Capitalized interest accrued...............................                    23,697
 Accounts payable...........................................       (3,536)       3,788
 Vendor financing liability.................................       94,543       22,625
                                                              -----------    ---------
 Cash provided by (used for) Globalstar System..............       36,303     (656,929)
 Advances for production gateways and user terminals........     (163,547)     (23,179)
 Cash receipts for production gateways and user terminals...      111,875       53,708
 Receipt and use of restricted cash, net....................       23,798      (45,730)
 Additional spare satellites, net of vendor financing.......     (100,688)     (35,984)
 Purchases of property and equipment........................       (2,897)      (2,482)
 Other assets...............................................                    (9,939)
 Deferred FCC license costs.................................                    (1,198)
                                                              -----------    ---------
     Net cash used in investing activities..................      (95,156)    (721,733)
                                                              -----------    ---------
Financing activities:
 Proceeds from issuance of $100,000 Term Loan A.............                   100,000
 Proceeds from issuance of $300,000 Term Loan B.............                   300,000
 Deferred financing costs...................................                   (13,568)
 Sale of ordinary partnership interests upon exercise of
   options and warrants.....................................      354,326        2,959
 Sale of 8% Series A convertible redeemable preferred
   partnership interests to GTL.............................                   339,775
 Sale of 9% Series B convertible redeemable preferred
   partnership interests to GTL.............................                   145,575
 Repayment of vendor financing..............................      (83,652)
 Distributions on redeemable preferred partnership
   interests................................................      (23,051)     (24,980)
 Borrowings under credit facilities.........................      350,000       75,000
 Repayment of borrowings under long-term revolving credit
   facility.................................................                   (75,000)
                                                              -----------    ---------
     Net cash provided by financing activities..............      597,623      849,761
                                                              -----------    ---------
Net increase in cash and cash equivalents...................       46,726       71,452
Cash and cash equivalents, beginning of period..............      127,675       56,223
                                                              -----------    ---------
Cash and cash equivalents, end of period....................  $   174,401    $ 127,675
                                                              ===========    =========
Noncash transactions:
 Issuance of notes to guarantors for repayment of revolving
   credit line..............................................  $   250,000
                                                              ===========
 Warrants issued in exchange for debt guarantee.............                 $ 141,000
                                                                             =========
 Payables to affiliates converted into vendor financing.....  $  (368,259)
                                                              ===========
 Distributions on redeemable preferred partnership interests
   on GTL common stock......................................  $    (7,694)
                                                              ===========
 Ordinary partnership interests distributed upon conversion
   of redeemable preferred partnership interests and related
   dividend make-whole payments.............................  $     2,024    $ 150,299
                                                              ===========    =========
 Warrants issued in connection with Qualcomm vendor
   financing................................................  $    34,442
                                                              ===========
 Dividends accrued..........................................  $       (15)   $   3,323
                                                              ===========    =========
 Change in fair value of stock compensation for the benefit
   of Globalstar............................................  $   (20,393)   $  20,786
                                                              -----------    ---------

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

2. BASIS OF PRESENTATION

     On January 16, 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt and dividend payments on its 8% and 9% RPPIs in order to conserve cash for operations. Non-payment of interest on Globalstar's debt instruments, credit facility and vendor financing agreements when they become due, and continuance of non-payment for the applicable grace period, are "events of default" under the terms of each of the debt instruments. An event of default has occurred in connection with Globalstar's $500 million credit facility, its vendor financing facility with QUALCOMM, and its 11 3/8% senior notes due February 15, 2004 (the "Bond"). Globalstar expects that events of default will occur with regard to Globalstar's other three senior note indentures when interest payments become due in May and June of 2001. Accordingly, for reporting and accounting purposes, Globalstar classified the $500 million credit facility, the QUALCOMM vendor financing and the four senior notes as current obligations. See Globalstar's "Notes to Consolidated Financial Statements," Notes 7-9.

     Globalstar has retained The Blackstone Group as its financial adviser to assist in evaluating its business plan and developing initiatives, including restructuring its debt, identifying funding opportunities and pursuing

                                GLOBALSTAR, L.P.

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

                                GLOBALSTAR, L.P.

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

     Losses from unsuccessful launches and in-orbit failures of Globalstar's satellites, net of insurance proceeds, are recorded in the period incurred.

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

                                GLOBALSTAR, L.P.

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

  Deferred Financing Costs and Interest

     Deferred financing costs represent costs incurred in obtaining long-term credit facilities and the estimated fair value of warrant agreements issued in connection with the guarantee of these facilities (see Note 8). Such costs are being amortized over the terms of the credit facilities as interest. Total amortization of deferred financing costs for 2000 and 1999 was approximately $54.9 million and $18.6 million, respectively. Accumulated amortization totaled $63.9 million and $33.7 million at December 31, 2000 and 1999, respectively.

     Interest costs incurred during the construction of the Globalstar System are capitalized. Total interest costs capitalized in 2000 and 1999 was approximately $9.8 million and $233.8 million, respectively.

  Other Assets

     Other assets primarily includes the fair value of warrants issued to China Telecom (see Note 10), the Elsacom/Yuzhnoye advance, and expenditures, including license fees, legal fees and direct engineering and other technical support, for obtaining the required FCC licenses. Such amounts are amortized over periods of up to 10 years, the expected life of the first generation satellites. Accumulated amortization totaled $4.1 million at December 31, 2000. Other assets were written down by $68.5 million as a result of the impairment charge taken in the fourth quarter of 2000 (see Note 3).

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

  Vendor Financing

     Globalstar's contracts with Space Systems/Loral, Inc. ("SS/L"), a subsidiary of Loral, and QUALCOMM, called for a portion of the contract price to be deferred as vendor financing and to be repaid, over as long as a five-year period, commencing upon various dates (see Note 7). Amounts deferred as vendor financing are recorded as incurred.

  Senior Notes Payable

     Interest accrues on the $500 million, $325 million, $325 million and $300 million principal amount senior notes at 11 3/8%, 11 1/4%, 10 3/4% and 11 1/2% per annum, respectively. Globalstar is increasing the carrying value of the senior notes payable to their ultimate redemption value (see Note 9).

                                GLOBALSTAR, L.P.

  Preferred Partnership Distributions

     Distributions are accrued on redeemable preferred partnership interests at the stated rate per annum. Distributions are recorded as reductions against the ordinary partnership capital accounts (see Note 10).

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

  Research and Development Expenses

     Globalstar's research and development costs, which are expensed as incurred, were $5.3 million and $94 million in 2000 and 1999, respectively, and are included in operations expense.

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

                                GLOBALSTAR, L.P.

  Earnings Per Ordinary Partnership Interest

     Due to Globalstar's net losses for 2000 and 1999, diluted weighted average ordinary partnership interests outstanding excludes the weighted average effect of: (i) the assumed conversion of the 8% Series A convertible redeemable preferred partnership interests (the "8% RPPIs") into 2.3 million and 3.4 million ordinary partnership interests for 2000 and 1999, respectively; (ii) the assumed conversion of the 9% Series B convertible redeemable preferred partnership interests (the "9% RPPIs") into 1.4 million and 0.1 million ordinary partnership interests for 2000 and 1999, respectively; and (iii) the assumed issuance of ordinary partnership interests upon exercise of Globalstar warrants and GTL's outstanding options and warrants, into 9.3 million and 4.2 million ordinary partnership interests for 2000 and 1999, respectively, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per ordinary partnership interest are based on the net loss applicable to ordinary partnership interests and the weighted average ordinary partnership interests outstanding for 2000 and 1999.

  Comprehensive Loss

     During the periods presented, Globalstar had no changes in ordinary partner's capital from transactions or other events and circumstances from non-owners sources. Accordingly, a statement of comprehensive loss has not been provided.

  New Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for Globalstar's fiscal year 2001. Globalstar has not engaged in any transactions requiring the use of SFAS 133, accordingly SFAS 133 has no effect on its financial statements.

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"). SFAS 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. Globalstar has adopted the applicable disclosure requirements of SFAS 140 in its consolidated financial statements as of December 31, 2000. Globalstar is currently evaluating the impact of adopting the remaining provisions of SFAS 140, which will be effective for transactions entered into after March 31, 2001.

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

                                GLOBALSTAR, L.P.

     Globalstar has agreed to finance approximately $151 million of the cost of these handheld and fixed user terminals. Globalstar recoups such costs upon the acceptance by the service providers of the gateways and user terminals. Amounts reflected in the consolidated balance sheets represent the amounts financed under the above contracts as of December 31, 2000.

6. PROPERTY AND EQUIPMENT

                                                               DECEMBER 31,
                                                                   2000
                                                              --------------
                                                              (IN THOUSANDS)
Globalstar System...........................................    $ 591,524
Leasehold improvements......................................        1,354
Furniture and office equipment..............................        7,943
                                                                ---------
                                                                  600,821
Accumulated depreciation....................................     (330,078)
                                                                ---------
                                                                $ 270,743
                                                                =========

     Globalstar's property and equipment consists of an in-orbit satellite constellation, ground equipment located in the U.S. and support equipment located in various countries around the world. In the fourth quarter of 2000, Globalstar recorded a $2.9 billion impairment charge of which approximately $2.6 billion was associated with the above assets (see Note 3). Depreciation expense for 2000 and 1999 was $323.9 million and $2.3 million, respectively.

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

                                GLOBALSTAR, L.P.

     SS/L has provided $344 million of billings deferred under its construction contracts with Globalstar, comprised of: $120 million of orbital incentives, of which $44 million was repaid by Globalstar in 1999, $60 million was repaid in 2000 and $8 million was scheduled to be repaid in 2001; $90 million of vendor financing which bears interest and is repayable over five years commencing in 2001; and $134 million of non-interest bearing vendor financing, due over five years in equal monthly installments, commencing in 2000.

     Payables and vendor financing due to affiliates is comprised of the following (in thousands):

                                                              DECEMBER 31,
                                                                  2000
                                                              ------------
SS/L........................................................    $242,690
QUALCOMM....................................................     565,642
Other affiliates............................................      10,824
                                                                --------
                                                                 819,156
Less, current portion.......................................     621,105
                                                                --------
Long-term portion...........................................    $198,051
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

                                GLOBALSTAR, L.P.

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

     During the year ended December 31, 2001, an issue was raised as to whether the three-year notes issued to the guarantors of The Chase Manhattan Bank $250 million credit facility were prepared in accordance with the recourse provisions of the guarantee arrangement. Management does not believe that the existing notes containing non-recourse language will need to be replaced with notes not containing the non-recourse language. If the existing non-recourse notes were replaced with notes not containing the non-recourse language, the replacement would not impact Globalstar's results of operations. However, allocations of Globalstar's losses to general partners would increase by the amount of the increase in recourse obligations. Replacement of the notes would not alter the subordinate position of GTL's shareholders relative to holders of these notes.

  $500 Million Credit Agreement with Affiliates

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks. The credit agreement provides for a $100 million three-year revolving credit facility ("Revolver"), a $100 million three-year term loan ("Term Loan A") and a $300 million four-year term loan ("Term Loan B"). The creditors' interests under the credit facility were purchased by a wholly owned subsidiary of Loral on November 17, 2000, which had previously guaranteed the facility. As of December 31, 2000, all amounts under the $500 million credit agreement were drawn. The following table presents the repayment schedule for

                                GLOBALSTAR, L.P.

Term Loan A, Term Loan B and the Revolver as per the original terms of the agreement. These amounts have been included in current liabilities (in thousands):

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

                                GLOBALSTAR, L.P.

                                                                                        EFFECTIVE
                                  DECEMBER 31,                                   DUE     INTEREST      INTEREST
                                      2000          DATE SOLD      PRINCIPAL     DATE      RATE         PAYMENT
                                 --------------   -------------   ------------   ----   ----------   -------------
                                 (IN THOUSANDS)
11 3/8 Senior Notes (1)........    $  484,352     February 1997   $500,000,000   2004     13.33%     Semi-annually
11 1/4 Senior Notes (2)........       310,889       June 1997      325,000,000   2004     13.57%     Semi-annually
10 3/4 Senior Notes (3)........       321,869     October 1997     325,000,000   2004     11.63%     Semi-annually
11 1/2 Senior Notes (4)........       290,831       May 1998       300,000,000   2005     13.12%     Semi-annually
                                   ----------
                                   $1,407,941
                                   ==========

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

                                GLOBALSTAR, L.P.

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

                                GLOBALSTAR, L.P.

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

  Shelf Registration

     In July 1999, Globalstar and GTL filed a shelf registration statement (the "Shelf Registration Statement") with the SEC covering up to $500 million of securities. Under the Shelf Registration Statement, Globalstar may, from time to time, offer debt securities, which may be either senior or subordinated or secured or unsecured and GTL may, from time to time, offer shares of common stock, preferred stock or warrants, all at prices and on terms to be determined at the time of the offering (see Note 15).

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

  GTL Equity Securities

     GTL's equity securities and convertible securities are represented by equivalent Globalstar partnership interests on an approximate four-for-one basis.

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

     Globalstar issued 6,825 and, 10,273 ordinary partnership interests during 2000 and, 1999, respectively, in exchange for proceeds from GTL option exercises.

     On September 14, 1995, Loral, in its capacity as managing general partner, granted certain of its officers options to purchase 560,000 shares of the GTL common stock owned by Loral at an exercise price of $5.00 per share. The exercise price was greater than the market price at grant date. These options are immediately exercisable, of which 60,000 options were exercised in 2000 and expire 12 years from date of grant.

     In October 1996 and in January 1998, Loral, in its capacity as managing general partner, granted certain of its officers options to purchase 608,000 and 20,000 shares, respectively, of GTL common stock owned by Loral at a price $6.34 and $12.50 below market price on the grant date. These options vest over a three year

                                GLOBALSTAR, L.P.

period and expire 10 years from date of grant; 40,000 options were exercised in 1999 and no options were cancelled during 2000 and, 1999.

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

     As described in Note 4, Globalstar accounts for its employee stock-based compensation using the intrinsic value method in accordance with APB 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in Globalstar's consolidated financial statements for employee stock-based compensation; except for $95,000 and, $1,154,000 of compensation expense in 2000 and, 1999, respectively, related to the below market option grants issued by Loral. In addition, during 2000 and, 1999, GTL granted stock options to certain non-employees of Globalstar to purchase 167,000 and, 577,000, respectively, shares of GTL common stock. The fair value of such options totaled approximately $393,000 which has been recorded as additional investment in Globalstar and is being amortized by Globalstar over the vesting period. The fair value attributable to the unvested portion of such options is subject to adjustment based upon the future value of GTL's common stock.

     SFAS 123 requires the disclosure of pro forma net income and earnings per share as if Globalstar adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from Globalstar's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Globalstar's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six to twelve months following vesting; stock volatility, 70% for 2000 and, 50% for 1999; risk free interest rates, 4.4% to 6.6% based on date of grant; and no dividends during the expected term. Globalstar's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, the pro forma net loss applicable to ordinary partnership interests and related loss per interest would have been $3,828,896,000 or $61.43 per ordinary partnership interest in 2000 and $237,245,000 or $4.07 per ordinary partnership interest in 1999.

                                GLOBALSTAR, L.P.

     A summary of the status of the GTL stock option plan for the years ended December 31, 2000 and 1999 is presented below:

                                                                      WEIGHTED-
                                                                       AVERAGE
                                                                      EXERCISE
                                                          SHARES        PRICE
                                                         ---------    ---------
Outstanding at January 1, 1999.........................  2,121,690      16.06
Granted (weighted average fair value of $10.98 per
  share)...............................................  2,821,500      22.79
Forfeited..............................................   (258,300)     19.87
Exercised..............................................    (41,090)      4.71
                                                         ---------     ------
Outstanding at December 31, 1999.......................  4,643,800      20.03
Granted (weighted average fair value of $4.04 per
  share)...............................................  4,566,250       9.76
Forfeited..............................................   (984,750)     16.29
Exercised..............................................    (26,300)     10.72
                                                         ---------     ------
Outstanding at December 31, 2000.......................  8,199,000     $14.79
                                                         =========     ======
Options exercisable at December 31, 2000...............  1,123,816     $14.20
                                                         =========     ======
Options exercisable at December 31, 1999...............    584,433     $11.72
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
                               =========                               =========

11. PENSIONS AND OTHER EMPLOYEE BENEFITS

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

                                GLOBALSTAR, L.P.

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
                                               =======    =======    =======    =====

                                GLOBALSTAR, L.P.

     The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2000 and 1999, respectively (in thousands):

                                                  PENSION BENEFITS        OTHER BENEFITS
                                                  ----------------        --------------
                                                   2000      1999         2000     1999
                                                  ------    ------        -----    -----
Service cost....................................  $ 532     $ 568         $100     $ 83
Interest cost...................................    662       504          101       63
Expected return on plan assets..................   (796)     (563)          (3)      (3)
Amortization of net (gain) loss.................    (40)      (38)          38       38
Recognized actuarial (gain) loss................    (51)       --            4       --
                                                  -----     -----         ----     ----
Net periodic benefit cost.......................  $ 307     $ 471         $240     $181
                                                  =====     =====         ====     ====

     The principal actuarial assumptions were:

                                                              2000    1999
                                                              ----    ----
Discount rate...............................................  7.75%   8.00%
Expected return on plan assets..............................  9.50%   9.50%
Rate of compensation increase...............................  4.25%   4.25%

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

  Employee Savings Plan

     In April 1996, Globalstar adopted an employee savings plan which provides that Globalstar match the contributions of participating employees up to a designated level. Under this plan, the matching contributions in GTL common stock were approximately $701,000 and $587,000 for 2000 and 1999, respectively.

12. REVENUE BY CUSTOMER LOCATION

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

13. FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

                                GLOBALSTAR, L.P.

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

     The estimated fair values of Globalstar's financial instruments are as follows (in thousands):

                                                               DECEMBER 31, 2000
                                                              --------------------
                                                              CARRYING      FAIR
                                                               AMOUNT      VALUE
                                                              --------    --------
Cash and cash equivalents...................................  $174,401    $174,401
Restricted cash.............................................    22,448      22,448
Vendor financing............................................   788,423      86,727
10 3/4% Senior notes........................................   321,869      35,800
11 1/4% Senior notes........................................   310,889      35,800
11 3/8% Senior notes........................................   484,352      55,000
11 1/2% Senior notes........................................   290,831      33,000
Notes payable...............................................   157,420      16,904
Notes payable to affiliates.................................   104,946      11,270
Revolving credit facility...................................   100,000      11,000
Term Loan A.................................................   100,000      11,000
Term Loan B.................................................   300,000      33,000

14. RELATED PARTY TRANSACTIONS

     In addition to the transactions described in Notes 5 through 11, Globalstar has a number of other transactions with its affiliates. Globalstar believes that the arrangements are as favorable to Globalstar as could be obtained from unaffiliated parties. The following describes these related-party transactions.

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

                                GLOBALSTAR, L.P.

     Globalstar has entered into agreements with certain limited partners, for approximately $6.9 million under which, Globalstar will provide for the integration and testing of the Globalstar System at certain of the partners' gateways.

     Globalstar has entered into consulting agreements with certain limited partners. Costs incurred under these arrangements for the years ended December 31, 2000 was approximately $1,050,000. There were no costs incurred under these arrangements in 1999.

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

     Total receivables due from affiliates and amounts financed under the production gateway and user terminal contracts is as follows (in thousands):

                                                              DECEMBER 31,
                                                                  2000
                                                              ------------
SS/L........................................................    $     3
Loral.......................................................         61
Other affiliates............................................     40,059
                                                                -------
                                                                $40,123
                                                                =======

                                GLOBALSTAR, L.P.

     Payables and vendor financing due to affiliates is as follows (in thousands):

                                                              DECEMBER 31,
                                                                  2000
                                                              ------------
SS/L........................................................  $    242,690
QUALCOMM....................................................       565,642
Other affiliates............................................        10,824
                                                              ------------
                                                                   819,156
Less, current portion.......................................       621,105
                                                              ------------
Long-term portion...........................................  $    198,051
                                                              ============

     Total purchases from affiliates is as follows: (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                         ------------------------
                                                            2000          1999
                                                         ----------    ----------
SS/L...................................................   $ 74,082      $512,815
QUALCOMM...............................................     99,988       350,565
Loral..................................................      3,872         4,183
Other affiliates.......................................      6,904        12,688
                                                          --------      --------
                                                          $184,846      $880,251
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

15. REGULATORY MATTERS

     Globalstar and its operations are, and will be, subject to substantial U.S. and international regulation, including required regulatory approvals in each country in which Globalstar intends to provide service. Globalstar's business may be significantly affected by regulatory activities.

16. COMMITMENTS AND CONTINGENCIES

     Globalstar leases its primary facility from Lockheed Martin under a non-cancelable operating lease expiring in 2008. The lease contains renewal options for up to an additional ten years. The following table

                                GLOBALSTAR, L.P.

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
                                                             =======

     Rent expense for 2000 and 1999, was approximately $4.1 million and $4.1 million, respectively. Included in rent expense are payments to Lockheed Martin of $3.7 million and $2.9 million, for 2000 and 1999, respectively.

     On February 20, 2001, a purported class action lawsuit was filed against Globalstar, L.P. and Globalstar Capital Corporation (the "defendants") on behalf of the owners of 10 3/4% bonds, due November 2004 (the "Bonds") in Superior Court, New Castle County, Delaware. The Bonds were issued by Globalstar Capital Corporation and Globalstar, L.P. as joint obligors. The next interest payment payable on the Bonds is due May 1, 2001. The complaint alleges that the defendants repudiated the Bonds' Registration Statement, Prospectus and Indenture, without consent of the bondholders, when Globalstar announced that it was suspending its future interest payments on the Bonds. The complaint seeks damages in an unspecified amount. The defendants are required to respond to this complaint by April 23, 2001.

17. SUBSEQUENT EVENT

     On February 15, 2002 Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code, in the United Stated Bankruptcy Court for the District of Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504). Globalstar and its subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors in possession. As a result of Globalstar's bankruptcy petition, several of Globalstar's debt obligations (see Notes 7, 8, and 9) have been accelerated and are immediately due and payable.

     Negotiations prior to the filing of Globalstar's bankruptcy petition resulted in an agreement reached among Loral, Globalstar's informal committee of bondholders, representing approximately 17% of Globalstar's outstanding senior notes, and Globalstar, regarding the substantive terms of a proposed financial and legal restructuring of Globalstar's business. Under the proposed restructuring plan, all of Globalstar's assets would be contributed into a new Globalstar company, which would be initially owned by Globalstar's existing noteholders and other unsecured creditors. The proposed plan also calls for the cancellation of all existing partnership interests in Globalstar, but contemplates, subject to the satisfaction of certain conditions, a rights offering to GTL's common and preferred shareholders and Globalstar's creditors which could give them the option to purchase shares in the new company. The proposed restructuring plan will be required to be submitted for and be subject to bankruptcy court approval. The terms of the proposed plan were described in Globalstar's Form 8-K filing dated February 19, 2002.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 2.1       Restructuring, Financing and Distribution Agreement, dated as of January 7, 1996, among Loral Corporation, Loral
           Aerospace Holdings, Inc., Loral Aerospace Corp., Loral
           General Partner, Inc., Loral Globalstar L.P., Loral
           Globalstar Limited, the Registrant and Lockheed Martin
           Corporation(1)
 2.2       Amendment to Restructuring, Financing and Distribution
           Agreement, dated as of April 15, 1996(1)
 2.3       Agreement for the Purchase and Sale of Assets dated as of
           September 25, 1996 by and between AT&T Corp., as Seller, and
           Loral Space & Communications Ltd., as Buyer(2)
 2.4       First Amendment to Agreement for the Purchase and Sale of
           Assets dated as of March 14, 1997 by and between AT&T Corp., as Seller, and Loral Space & Communications, Ltd. as
           Buyer(3)
 2.5       Agreement and Plan of Merger dated as of October 7, 1997 by and among Orion Network Systems, Inc., Loral Space &
           Communications Ltd. and Loral Satellite Corporation(4)
 2.6       First Amendment to Agreement and Plan of Merger dated as of
           February 11, 1998 by and among Orion Network Systems, Inc.,
           Loral Space & Communications Ltd. and Loral Satellite
           Corporation(5)
 2.7       Second Amendment to Agreement and Plan of Merger dated as of
           March 20, 1998 by and among Orion Network Systems, Inc.,
           Loral Space & Communications Ltd. and Loral Satellite
           Corporation(11)
 3.1       Memorandum of Association(1)
 3.2       Memorandum of Increase of Share Capital dated January
           1996(1)
 3.2.1     Memorandum of Increase of Share Capital dated May 1997+
 3.2.2     Memorandum of Increase of Share Capital dated May 1999+
 3.3       Third Amended and Restated Bye-laws(15)
 3.4       Schedule IV to the Third Amended and Restated Bye-laws(15)
 4.1       Rights Agreement dated March 27, 1996 between the Registrant and The Bank of New York, Rights Agent(1)
 4.2       Indenture dated as of January 15, 1999 relating to
           Registrant's 9 1/2% Senior Notes due 2006(12)
10.1       Shareholders Agreement dated as of April 23, 1996 between
           Loral Corporation and the Registrant(1)
10.1.1     Amended Shareholders Agreement dated as of March 29, 2000
           between the Registrant and Lockheed Martin Corporation(15)
10.2       Tax Sharing Agreement dated as of April 22, 1996 between
           Loral Corporation, the Registrant, Lockheed Martin
           Corporation and LAC Acquisition Corporation(1)
10.3       Exchange Agreement dated as of April 22, 1996 between the
           Registrant and Lockheed Martin Corporation(1)
10.4       Amended and Restated Agreement of Limited Partnership of
           Globalstar, L.P. dated as of January 26, 1999 among
           Loral/Qualcomm Satellite Services, L.P., Globalstar
           Telecommunications Limited, AirTouch Satellite Services,
           Inc., Dacom Corporation, Dacom International, Inc., Hyundai
           Corporation, Hyundai Electronics Industries Co., Ltd.,
           Loral/DASA Globalstar, L.P., Loral Space & Communications
           Ltd., San Giorgio S.p.A., TeleSat Limited, TE.S.AM and
           Vodafone Satellite Services Limited(12)
10.4.1     Amendment dated as of December 8, 1999 to the Amended and
           Restated Agreement of Limited Partnership of Globalstar,
           L.P.(13)
10.4.2     Amendment dated as of February 1, 2000 to the Amended and
           Restated Agreement of Limited Partnership of Globalstar,
           L.P.(15)
10.5       Service Provider Agreements by and between Globalstar, L.P.
           and each of Loral General Partner, Inc. and Loral/DASA
           Globalstar, L.P.(7)
10.6       Contract between Globalstar, L.P. and Space Systems/Loral,
           Inc.(7)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.7       1996 Stock Option Plan(1)++
10.7.1     Amendment to 1996 Stock Option Plan(12)++
10.7.2     2000 Stock Option Plan(16)++
10.7.3     Amendment No. 1 to 2000 Stock Option Plan(19)++
10.7.4     Amendment No. 2 to 2000 Stock Option Plan(19)++
10.7.5     Amendment No. 3 to 2000 Stock Option Plan+++
10.8       Common Stock Purchase Plan for Non-Employee Directors(1)++
10.9       Employment Agreement between the Registrant and Bernard L.
           Schwartz(1)++
10.9.1     Amendment dated as of March 1, 1998 to Employment Agreement between the Registrant and Bernard L. Schwartz(11)++
10.9.2     Amendment dated as of July 18, 2000 to Employment Agreement between the Registrant and Bernard L. Schwartz(19)++
10.10      Registration Rights Agreement dated as of August 9, 1996
           among Loral Space & Communications Ltd., Lehman Brothers
           Capital Partners II, L.P., Lehman Brothers Merchant Banking
           Portfolio Partnership L.P., Lehman Brothers Offshore
           Investment Partnership L.P. and Lehman Brothers Offshore
           Investment Partnership-Japan L.P.(8)
10.11      Registration Rights Agreement dated November 6, 1996
           relating to the Registrant's 6% Convertible Preferred
           Equivalent Obligations due 2006(6)
10.12      Registration Rights Agreement (Series C Preferred Stock)
           dated as of March 31, 1997 between Loral Space &
           Communications Ltd. and Finmeccanica S.p.A. and dated as
           June 23, 1997 among Loral Space & Communications Ltd.,
           Aerospatiale SNI and Alcatel Espace(9)
10.13      Registration Rights Agreement (Common Stock) dated as of
           June 23, 1997 among Loral Space & Communications Ltd.,
           Aerospatiale SNI and Alcatel Espace(9)
10.14      Alliance Agreement dated as of June 23, 1997 among Loral
           Space & Communications Ltd., Aerospatiale SNI, Alcatel
           Espace and Finmeccanica S.p.A.(9)
10.15      Principal Stockholder Agreement dated as of October 7, 1997 among Loral Space & Communications Ltd., Loral Satellite
           Corporation, Orion Network Systems, Inc. and certain Orion stockholders signatory thereto(4)
10.16      Amended and Restated Credit and Participation Agreement,
           dated as of November 14, 1997, among Loral SpaceCom
           Corporation, Space Systems/Loral, Inc., the Banks parties
           thereto, Bank of America National Trust and Savings
           Association, as Administrative Agent, and Istituto Bancario
           San Paolo di Torino S.p.A., individually and as Italian
           Export Financing and Arranger and as Selling Bank(10)
10.16.1    First Amendment dated as of May 7, 1998 to and of the
           Amended and Restated Credit and Participation Agreement,
           dated as of November 14, 1997, among Loral SpaceCom
           Corporation, Space Systems/Loral, Inc. and the banks parties thereto(12)
10.16.2    Second Amendment dated as of September 4, 1998 to and of the
           Amended and Restated Credit Agreement dated as of November
           14, 1997, among Loral SpaceCom Corporation, Space
           Systems/Loral, Inc. and the banks parties thereto(15)
10.16.3    Third Amendment dated as of July 12, 1999 to and of the
           Amended and Restated Credit Agreement dated as of November
           14, 1997, among Loral SpaceCom Corporation, Space
           Systems/Loral, Inc. and the banks parties thereto(15)
10.16.4    Fourth Amendment dated as of November 10, 1999 to and of the
           Amended and Restated Credit Agreement dated as of November
           14, 1997, among Loral SpaceCom Corporation, Space
           Systems/Loral, Inc. and the banks parties thereto(15)
10.16.5    Fifth Amendment dated as of December 15, 2000 to and of the
           Amended and Restated Credit Agreement dated as of November
           14, 1997, among Loral SpaceCom Corporation, Space
           Systems/Loral, Inc. and the banks parties thereto(19)
10.17      Agreement of Limited Partnership of CyberStar, L.P. dated as of June 30, 1997(11)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.18      Purchase and Sale Agreement dated November 17, 1997 between the Federal Government of the United Mexican States and
           Corporativo Satelites Mexicanos, S.A. de C.V. for the
           purchase and sale of the capital stock of Satelites
           Mexicanos, S.A. de C.V. (English translation of Spanish
           original)(11)
10.19      Amended and Restated Membership Agreement dated and
           effective as of August 21, 1998 among Loral Satmex Ltd. and
           Ediciones Enigma, S.A. de C.V. and Firmamento Mexicano, S.
           de R.L. de C.V.(12)
10.20      Letter Agreement dated December 29, 1997 between Loral Space
           & Communications Ltd., Telefonica Autrey S.A. de C.V.,
           Donaldson, Lufkin & Jenrette Securities Corporation, Lehman
           Brothers Inc. and Lehman Commercial Paper Inc. and related
           Agreement between the Federal Government of the United
           Mexican States, Telefonica Autrey, S.A. de C.V., Ediciones
           Enigma, S.A. de C.V., Loral Space & Communications Ltd.,
           Loral Satmex Ltd. and Servicios Corporativos Satelitales,
           S.A. de C.V.(11)
10.21      Shareholders Agreement dated December 7, 1998 by and among
           Alcatel SpaceCom, Loral Space & Communications Ltd., Dr.
           Jurgen Schulte-Hillen and Europe*Star Limited(12)
10.22      Registration Rights Agreement dated as of January 21, 1999 relating to Registrant's 9 1/2% Senior Notes due 2006(12)
10.23      Lease Agreement dated as of August 18, 1999 by and between
           Loral Asia Pacific Satellite (HK) Limited and APT Satellite
           Company Limited(14)
10.24      Registration Rights Agreement dated as of February 18, 2000 relating to Registrant's 6% Series D Convertible Redeemable
           Preferred Stock due 2007(15)
10.25      Fee Agreement dated as of April 19, 1996 by and among
           Globalstar, Globalstar Telecommunications Limited, Loral
           Corporation, Loral Space & Communications Ltd., Qualcomm
           Limited Partner, Inc., Space Systems/Loral, Inc. and DASA
           Globalstar Limited Partner, Inc.(17)
10.26      Intercreditor Agreement dated as of April 19, 1996 by and
           among Globalstar, Globalstar Telecommunications Limited,
           Loral Corporation, Loral Space & Communications Ltd.,
           Qualcomm Limited Partner, Inc., Space Systems/Loral, Inc.
           and DASA Globalstar Limited Partner, Inc.(17)
10.27      Credit Agreement dated as of November 17, 2000 by and among
           Loral Satellite, Inc., Bank of America, National
           Association, Bank of America Securities LLC, Credit Lyonnais
           and Lehman Commercial Paper, Inc.(18)
10.27.1    First Amendment to the Credit Agreement, dated as of
           December 21, 2001, among Loral Satellite, Inc., Bank of
           America, N.A., as Administrative Agent, and the other
           lenders parties thereto(23)
10.28      Guarantee dated as of November 17, 2000 made by Loral Space
           & Communications Ltd.(18)
10.29      Assignment, Amendment and Release Agreement dated as of
           November 17, 2000 by and among the lenders parties to the
           Globalstar Credit Agreement, Loral Satellite, Inc., Loral
           Satcom Ltd., Loral Space & Communications Ltd., Loral Space
           & Communication Corporation, Globalstar, L.P. and Bank of
           America, National Association(18)
10.30      Amended and Restated Collateral Agreement dated as of
           November 17, 2000 by and among Loral Satellite, Inc. and
           Bank of America, National Association(18)
10.31      Form of Employment Protection Agreement(19)++
10.31.1    Form of Amendment No. 1 to Employment Protection
           Agreement+++
10.32      Form of Subordinated Guaranty Agreement between Loral Space
           & Communications Ltd. and Loral SpaceCom Corporation, with respect to the $29.7 million aggregate principal amount, 10%
           Subordinated Note due 2006, with a copy of the 10%
           Subordinated Note due 2006 included therein(20)
10.33      Warrant Agreement dated as of December 21, 2001 between
           Loral Space & Communications Ltd. and The Bank of New York,
           as warrant agent(21)
10.34      Guaranty Agreement dated as of December 21, 2001 between
           Loral Space & Communications Ltd. and Bankers Trust Company,
           as trustee(21)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.35      Indenture, dated as of December 21, 2001, by and among Loral
           CyberStar, Inc., certain of its subsidiaries and Bankers
           Trust Company, as trustee(21)
10.36      Consent Agreement dated January 9, 2002 among the United
           States Department of State, Loral Space & Communications
           Ltd. and Space Systems/Loral, Inc.(22)
10.37      Amended and Restated Credit Agreement dated as of December
           21, 2001 by and among Loral SpaceCom Corporation, Bank of
           America, N.A., as Administrative Agent, and the other
           lenders parties thereto(23)
10.38      Guarantee dated as of December 21, 2001 made by Loral Space
           & Communications Corporation and certain subsidiaries of
           Loral SpaceCom Corporation in favor of Bank of America,
           N.A., as Administrative Agent(23)
10.39      Security Agreement dated as of December 21 2001, by and
           among Loral SpaceCom Corporation, Space Systems/Loral, Inc.,
           Loral Communications Services, Inc., Loral Ground Services
           L.L.C. and Bank of America, N.A., as Collateral Agent(23)
10.40      Pledge Agreement dated as of December 21, 2001 by and among
           Loral SpaceCom Corporation, Space Systems/Loral, Inc., Loral
           Ground Services, L.L.C., Loral Space & Communications
           Corporation, Loral Communications Services, Inc. and Bank of
           America, N.A., as Collateral Agent(23)
10.41      Intercreditor and Subordination Agreement dated as of
           December 21, 2001 by and among Loral SpaceCom Corporation,
           Bank of America, N.A., as Administrative Agent for the
           lenders under the senior credit facility, Bank of America,
           N.A. as Administrative Agent for the lenders under the
           junior credit facility, and Bank of America, N.A., as
           Collateral Agent(23)
10.42      Memorandum of Understanding dated February 15, 2002(24)
10.43      Plan Support Agreement dated February 15, 2002(24)
12         Statement Re: Computation of Ratios+
21         List of Subsidiaries of the Registrant+
23.1       Consent of Deloitte & Touche LLP+
23.2       Consent of Deloitte & Touche LLP+

---------------
 (1) Incorporated by reference from the Registrant's Registration Statement on Form 10 (No. 1-14180).

 (2) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on September 27, 1996.
 (3) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on March 28, 1997.
 (4) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on October 10, 1997.

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

(14) Incorporated by reference from Registrant's Current Report on Form 8-K filed on August 23, 1999.

(15) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(16) Incorporated by reference from Registrant's Current Report on Form 8-K filed on May 3, 2000.

(17) Incorporated by reference from Registrant's Current Report of Form 8-K filed on July 7, 2000.

(18) Incorporated by reference from Registrant's Current Report on Form 8-K filed on November 20, 2000.

(19) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(20) Incorporated by reference from Registrant's Current Report on Form 8-K filed on December 14, 2001.

(21) Incorporated by reference from Registrant's Current Report on Form 8-K filed on January 7, 2002.

(22) Incorporated by reference from Registrant's Current Report on Form 8-K filed on January 9, 2002.

(23) Incorporated by reference from Registrant's Current Report on Form 8-K filed on January 10, 2002.

(24) Incorporated by reference from Registrant's Current Report on Form 8-K filed on February 27, 2002.

  +  Filed herewith.

  ++  Management compensation plan.