Form 10-Q
period 2002-03-31
LORAL SPACE & COMMUNICATIONS LTD
filed 2002-05-15
CIK 1006269

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     As of April 30, 2002, there were 352,952,916 shares of Loral Space & Communications Ltd. common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART 1.

                             FINANCIAL INFORMATION

                       LORAL SPACE & COMMUNICATIONS LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)      (NOTE)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $   108,137   $   159,949
  Accounts receivable, net..................................       42,375        39,299
  Contracts-in-process......................................      167,853       178,599
  Inventories...............................................      103,517        98,179
  Other current assets......................................       87,196        93,667
                                                              -----------   -----------
    Total current assets....................................      509,078       569,693
Property, plant and equipment, net..........................    1,982,420     1,977,356
Cost in excess of net assets acquired, net..................                    891,719
Long-term receivables.......................................      194,722       190,306
Investments in and advances to affiliates...................      191,091       188,343
Deposits....................................................      161,290       155,490
Deferred tax assets.........................................      305,483       297,528
Other assets................................................      112,268       119,494
                                                              -----------   -----------
                                                              $ 3,456,352   $ 4,389,929
                                                              ===========   ===========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $   166,145   $   136,616
  Accounts payable..........................................      157,199       144,841
  Accrued employment costs..................................       43,146        39,232
  Customer advances.........................................      177,105       148,990
  Accrued interest and preferred dividends..................       27,295        31,170
  Other current liabilities.................................       45,294        46,184
  Income taxes payable......................................       35,692        34,516
                                                              -----------   -----------
    Total current liabilities...............................      651,876       581,549
Pension and other postretirement liabilities................       57,803        55,590
Long-term liabilities.......................................      151,409       156,716
Long-term debt..............................................    2,126,276     2,226,525
Minority interest...........................................       17,188        18,681
Commitments and contingencies (Notes 6, 8 and 13)
Shareholders' equity:
  6% Series C convertible redeemable preferred stock
    ($491,994 redemption value), $.01 par value.............      485,371       485,371
  6% Series D convertible redeemable preferred stock
    ($305,539 redemption value), $.01 par value.............      296,529       296,529
  Common stock, $.01 par value..............................        3,376         3,368
  Paid-in capital...........................................    2,774,812     2,771,964
  Treasury stock............................................       (3,360)       (3,360)
  Unearned compensation.....................................           (4)          (81)
  Retained deficit..........................................   (3,132,033)   (2,223,710)
  Accumulated other comprehensive income....................       27,109        20,787
                                                              -----------   -----------
Total shareholders' equity..................................      451,800     1,350,868
                                                              -----------   -----------
                                                              $ 3,456,352   $ 4,389,929
                                                              ===========   ===========

---------------
Note: The December 31, 2001 balance sheet has been derived from the audited consolidated financial statements at that date.

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2002        2001
                                                              ---------   --------
Revenues from satellite sales...............................  $ 198,471   $147,822
Revenues from satellite services............................    109,705    113,313
                                                              ---------   --------
  Total revenues............................................    308,176    261,135
Cost of satellite sales.....................................    186,428    127,055
Cost of satellite services..................................     66,296     75,505
Selling, general and administrative expenses................     40,747     54,651
                                                              ---------   --------
Operating income............................................     14,705      3,924
Interest and investment income..............................      5,409      7,669
Interest expense............................................    (18,570)   (49,693)
                                                              ---------   --------
Income (loss) before income taxes, equity in net loss of
  affiliates, minority interest and cumulative effect of
  change in accounting principle............................      1,544    (38,100)
Income tax (expense) benefit................................     (5,528)     1,925
                                                              ---------   --------
Loss before equity in net loss of affiliates, minority
  interest and cumulative effect of change in accounting
  principle.................................................     (3,984)   (36,175)
Equity in net loss of affiliates, net of taxes..............    (15,950)   (22,354)
Minority interest, net of taxes.............................         74      1,261
                                                              ---------   --------
Loss before cumulative effect of change in accounting
  principle.................................................    (19,860)   (57,268)
Cumulative effect of change in accounting principle, net of
  taxes (Notes 3 and 10)....................................   (876,500)    (1,741)
                                                              ---------   --------
Net loss....................................................   (896,360)   (59,009)
Preferred dividends.........................................    (11,963)   (16,123)
                                                              ---------   --------
Net loss applicable to common shareholders..................  $(908,323)  $(75,132)
                                                              =========   ========
Basic and diluted loss per share:
Before cumulative effect of change in accounting
  principle.................................................  $   (0.09)  $  (0.25)
Cumulative effect of change in accounting principle.........      (2.60)        --
                                                              ---------   --------
Loss per share..............................................  $   (2.69)  $  (0.25)
                                                              =========   ========
Weighted average shares outstanding:
  Basic and diluted.........................................    337,052    298,656
                                                              =========   ========

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
Operating activities:
  Net loss..................................................  $(896,360)  $ (59,009)
  Non-cash items:
     Equity in net loss of affiliates, net of taxes.........     15,950      22,354
     Minority interest, net of taxes........................        (74)     (1,261)
     Cumulative effect of change in accounting principle,
      net of taxes..........................................    876,500       1,741
     Deferred taxes.........................................      3,510      (2,239)
     Non-cash interest (income) expense.....................       (141)      9,903
     Depreciation and amortization..........................     47,066      54,287
  Change in operating assets and liabilities, net of
     acquisitions:
     Accounts receivable....................................     (3,076)      2,228
     Contracts-in-process...................................     11,649     (16,218)
     Inventories............................................     (5,338)    (15,213)
     Long-term receivables..................................     (4,416)     (7,192)
     Deposits...............................................     (5,800)     14,300
     Other current assets and other assets..................     11,526      (7,496)
     Accounts payable.......................................     12,358     (22,520)
     Accrued expenses and other current liabilities.........       (851)    (21,076)
     Customer advances......................................     28,115     (12,628)
     Income taxes payable...................................      1,176         192
     Pension and other postretirement liabilities...........      2,213       1,881
     Long-term liabilities..................................     (5,307)      3,252
     Other..................................................       (177)        677
                                                              ---------   ---------
Net cash provided by (used in) operating activities.........     88,523     (54,037)
                                                              ---------   ---------
Investing activities:
  Investments in and advances to affiliates.................     (9,614)    (16,216)
  Capital expenditures......................................    (51,035)    (67,144)
                                                              ---------   ---------
Net cash used in investing activities.......................    (60,649)    (83,360)
                                                              ---------   ---------
Financing activities:
  Borrowings under revolving credit facility................      2,000      50,000
  Repayments under term loans...............................    (16,250)    (28,000)
  Repayments under revolving credit facility................    (56,000)    (50,000)
  Repayments of other long-term obligations.................       (330)       (549)
  Proceeds from stock issuances.............................      2,857       4,870
  Preferred dividends.......................................    (11,963)    (16,123)
                                                              ---------   ---------
Net cash used in financing activities.......................    (79,686)    (39,802)
                                                              ---------   ---------
Decrease in cash and cash equivalents.......................    (51,812)   (177,199)
Cash and cash equivalents -- beginning of period............    159,949     394,045
                                                              ---------   ---------
Cash and cash equivalents -- end of period..................  $ 108,137   $ 216,846
                                                              =========   =========
Non-cash activities:
  Unrealized gain (loss) on available-for-sale securities...  $   6,494   $ (10,111)
                                                              =========   =========
  Unrealized net gain on derivatives, net of taxes..........  $      72   $   2,476
                                                              =========   =========

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND PRINCIPAL BUSINESS

     Loral Space & Communications Ltd. together with its subsidiaries ("Loral" or the "Company") is one of the world's leading satellite communications companies with substantial activities in satellite-based communications services and satellite manufacturing. Loral is organized into three operating businesses (see Note 9):

          Fixed Satellite Services ("FSS"): The Company leases transponder capacity to customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television ("DTH") and provides telemetry, tracking and control services ("TT&C") and network services to customers. The Company operates its business through wholly-owned subsidiaries such as Loral Skynet, Loral Orion, Inc. ("Loral Orion") and Loral Skynet do Brasil Ltda. ("Skynet do Brasil") and affiliates such as Satelites Mexicanos, S.A. de C.V. ("Satmex"), Europe*Star Limited ("Europe*Star") and XTAR, L.L.C. ("XTAR").

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

2.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Loral included in Loral's latest Annual Report on Form 10-K.

  Reclassifications

     Certain reclassifications have been made to conform prior period amounts to the current period presentation.

                       LORAL SPACE & COMMUNICATIONS LTD.

3.  COMPREHENSIVE LOSS

     The components of comprehensive loss for the three months ended March 31, 2002 and 2001 are as follows (in thousands):

                                                                2002        2001
                                                              ---------   --------
Net loss....................................................  $(896,360)  $(59,009)
Cumulative translation adjustment...........................       (244)      (476)
Unrealized gain (losses) on available-for-sale securities,
  net of taxes..............................................      6,494    (10,111)
Derivatives classified as cash flow hedges (net of taxes):
  Cumulative transition adjustment..........................         --      1,220
  Net increase in foreign currency exchange contracts.......        717      3,943
  Reclassifications into revenue and cost of sales from
     other comprehensive income.............................       (645)    (2,687)
                                                              ---------   --------
Comprehensive loss..........................................  $(890,038)  $(67,120)
                                                              =========   ========

4.  CONTRACTS-IN-PROCESS

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
                                                                   (IN THOUSANDS)
U.S. government contracts:
  Amounts billed............................................  $  2,650      $  1,613
  Unbilled receivables......................................     3,545         3,650
                                                              --------      --------
                                                                 6,195         5,263
                                                              --------      --------
Commercial contracts:
  Amounts billed............................................    92,303       157,153
  Unbilled receivables......................................    69,355        16,183
                                                              --------      --------
                                                               161,658       173,336
                                                              --------      --------
                                                              $167,853      $178,599
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

                       LORAL SPACE & COMMUNICATIONS LTD.

5.  INVESTMENTS IN AND ADVANCES TO AFFILIATES

     Investments in and advances to affiliates consist of (in thousands):

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
Satmex equity investments...................................  $ 63,028      $ 71,318
Europe*Star equity investments and advances.................    76,316        82,346
XTAR equity investments.....................................    10,171         2,781
Globalstar:
  Acquired notes and loans ($636 million and $624 million
     principal and accrued interest as of March 31, 2002 and
     December 31, 2001, respectively).......................    42,726        32,674
  Vendor financing ($245 million and $242 million principal
     and accrued interest as of March 31, 2002 and December
     31, 2001, respectively)................................        --            --
Globalstar service provider partnerships equity investments
  and advances..............................................    (1,150)         (776)
                                                              --------      --------
                                                              $191,091      $188,343
                                                              ========      ========

     The Company accounts for its investment in Globalstar's $500 million credit facility at fair value, with changes in the value (net of tax) recorded as a component of other comprehensive loss. The Company has contingent liabilities of approximately $14 million in connection with certain Globalstar service provider partnerships.

     Equity in net loss of affiliates consists of (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Satmex......................................................  $ (7,596)  $ (3,216)
Europe*Star.................................................    (6,115)    (6,098)
XTAR, net of taxes..........................................      (353)        --
Globalstar and Globalstar service provider partnerships, net
  of taxes..................................................    (1,886)   (13,040)
                                                              --------   --------
                                                              $(15,950)  $(22,354)
                                                              ========   ========

     The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Revenues....................................................  $22,642    $30,479
Investment income...........................................      294        294
Interest expense capitalized on development stage
  enterprises...............................................      127         --
Profits relating to affiliate transactions not eliminated...    2,742      1,163
Elimination of Loral's proportionate share of profits
  relating to affiliate transactions........................    1,126        470
Amortization of deferred credit, capitalized interest and
  profits relating to investments in affiliates.............     (135)        73

                       LORAL SPACE & COMMUNICATIONS LTD.

     The following table presents summary financial data of Loral's affiliates Satmex and Europe*Star as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001, respectively (in thousands):

                                                    THREE MONTHS ENDED MARCH 31,
                                            ---------------------------------------------
                                                    2002                    2001
                                            ---------------------   ---------------------
                                            SATMEX    EUROPE*STAR   SATMEX    EUROPE*STAR
                                            -------   -----------   -------   -----------
STATEMENT OF OPERATIONS DATA:
Revenues..................................  $22,609    $  4,497     $33,857    $  1,646
Operating income (loss)...................    1,175      (6,439)     10,533      (7,240)
Net loss..................................   (7,653)    (14,101)     (1,038)    (12,966)
Net loss applicable to common
  shareholders............................   (8,030)                 (1,415)
Net loss applicable to shareholders.......              (14,101)                (12,966)

                                            MARCH 31, 2002           DECEMBER 31, 2001
                                       ------------------------   ------------------------
                                         SATMEX     EUROPE*STAR     SATMEX     EUROPE*STAR
                                       ----------   -----------   ----------   -----------
BALANCE SHEET DATA:
Current assets.......................  $  163,209    $ 17,118     $  200,507    $  5,186
Total assets.........................   1,069,298     379,963      1,089,278     383,884
Current liabilities..................      45,917      88,298         44,791      82,942
Long-term debt.......................     542,124                    555,000
Long-term liabilities................     100,302       8,525        100,879      10,423
Loans from partners'.................                 244,420                    237,698
Shareholders' equity.................     380,955                    388,608
Net partners' capital................                  38,720                     52,821

                       LORAL SPACE & COMMUNICATIONS LTD.

6.  LONG TERM DEBT

                                                              MARCH 31,    DECEMBER 31,
                                                                 2002          2001
                                                              ----------   ------------
                                                                   (IN THOUSANDS)
Loral Orion 10.00% Senior notes due 2006 (principal amount
  $613 million).............................................  $  903,738    $  903,738
Loral Satellite term loan, 5.63% and 5.64% at March 31, 2002
  and December 31, 2001, respectively.......................     282,750       294,000
Loral Satellite revolving credit facility, 5.44% and 5.14%
  at March 31, 2002 and December 31, 2001, respectively.....     132,000       136,000
LSC term loan facility, 4.29% and 4.17% at March 31, 2002
  and December 31, 2001 respectively........................     395,000       400,000
LSC revolving credit facility, 4.53% and 4.17% at March 31,
  2002 and December 31, 2001, respectively..................     115,000       165,000
9.50% Senior notes due 2006.................................     350,000       350,000
Export-Import credit facility...............................       8,580         8,580
Other.......................................................         552           557
Non-recourse debt of Loral Orion:
  11.25% Senior notes due 2007 (principal amount $37
     million)...............................................      40,233        40,385
  12.50% Senior discount notes due 2007 (principal amount at maturity $49 million and accreted principal amount $49
     million)...............................................      54,707        54,696
  Other.....................................................       9,861        10,185
                                                              ----------    ----------
Total debt..................................................   2,292,421     2,363,141
Less, current maturities....................................     166,145       136,616
                                                              ----------    ----------
                                                              $2,126,276    $2,226,525
                                                              ==========    ==========

7.  LOSS PER SHARE

     Basic loss per share is computed based upon the weighted average number of shares of common stock outstanding. For the three months ended March 31, 2002 and 2001, diluted loss per share excludes the assumed conversion of the Company's Series C convertible redeemable preferred stock due 2006 (the "Series C Preferred Stock") and the Series D convertible redeemable preferred stock due 2007 (the "Series D Preferred Stock") into shares of common stock, as their effect would have been antidilutive. Weighted options equating to approximately
3.7 million and 1.6 million shares of common stock for the three months ended March 31, 2002 and 2001, respectively, as calculated using the treasury stock method, were excluded from the calculation of diluted loss per share, as the effect would have been antidilutive.

                       LORAL SPACE & COMMUNICATIONS LTD.

     The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Numerator:
  Loss before cumulative effect of change in accounting
     principle..............................................  $ 19,860   $ 57,268
  Cumulative effect of change in accounting principle, net
     of taxes...............................................   876,500      1,741
                                                              --------   --------
  Net loss..................................................   896,360     59,009
  Preferred dividends.......................................    11,963     16,123
                                                              --------   --------
  Numerator for basic and diluted loss per share -- net loss
     applicable to common shareholders......................  $908,323   $ 75,132
                                                              ========   ========
Denominator:
  Weighted average shares:
     Common stock...........................................   337,052    298,656
                                                              --------   --------
  Denominator for basic and diluted loss per share..........   337,052    298,656
                                                              ========   ========
Basic and diluted loss per share:
  Before cumulative effect of change in accounting
     principle..............................................  $   0.09   $   0.25
  Cumulative effect of change in accounting principle.......      2.60         --
                                                              --------   --------
  Loss per share............................................  $   2.69   $   0.25
                                                              ========   ========

8.  COMMITMENTS AND CONTINGENCIES

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

                       LORAL SPACE & COMMUNICATIONS LTD.

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

     In September 2001, the PAS 7 satellite built by SS/L for PanAmSat experienced an electrical power failure on its solar arrays that resulted in the loss of use of certain transponders on the satellite. As a result, PanAmSat has claimed that under its contract with SS/L it is entitled to be paid $16 million. SS/L disputes this claim and is in discussions with PanAmSat to resolve this matter. SS/L believes that this failure is an isolated event and does not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, SS/L does not believe that this anomaly will affect other on-orbit satellites built by SS/L. However, in connection with the renewal of the insurance for the Telstar 10/Apstar IIR satellite in October 2001, the insurance underwriters have excluded losses due to solar array failures, since Telstar 10/Apstar IIR was manufactured by SS/L and has the same solar array configuration as PAS 7. Loral is currently in discussions with its insurers to remove this exclusion from the Telstar 10/Apstar IIR policy, in return for a deductible for losses arising from electrical problems on the satellite's solar arrays. There can be no assurance that these discussions will be successful. Three other satellites operated by Loral Skynet have the same solar array configuration as Telstar 10/Apstar IIR. There can be no assurance that the insurers will not require similar exclusions in connection with renewals of insurance for these satellites in 2003 and 2004. In addition, the PAS 8 satellite has experienced minor losses of power from its solar arrays, the cause of which is unrelated to the loss of power on the PAS 7 satellite. PanAmSat has claimed that under its contract with SS/L it is entitled to be paid $7.5 million as a result of these minor power losses. SS/L disputes this claim. SS/L and PanAmSat are in discussions to resolve this matter.

     SS/L has contracted to build a spot beam, Ka band satellite for a customer planning to offer broadband data services directly to the consumer. The customer has failed to make certain payments due to SS/L under the contract and has asserted that SS/L is not able to meet the contractual delivery date for the satellite. As of March 31, 2002, SS/L had billed and unbilled accounts receivable and vendor financing arrangements of $49 million with this customer. SS/L and the customer have entered into an agreement that provides that, until July 1, 2002, neither party will assert that the other party is in default under the contract, and the parties are currently engaged in discussions to resolve their outstanding issues. In addition, SS/L and the customer have agreed to suspend work on the satellite during these discussions, pending the outcome of the discussions. If the parties do not resolve their issues, it is likely that each party would assert that the other is in default. The contract provides that SS/L may terminate the contract for a customer default 90 days after serving a notice of default if the default is not cured by the customer; upon such a default, SS/L would be entitled to recover the contractually agreed price of items delivered and accepted prior to termination and 115% of its actual costs incurred for items not delivered prior to termination. The contract also provides that the customer may terminate the contract for an SS/L default 133 days after serving a notice of default if the default is not cured by SS/L; upon such a default, SS/L would be obligated to refund all amounts previously paid by the customer, $78 million as of March 31, 2002, plus interest. Based on the discussions currently in progress with the customer and other parties who may be interested in the satellite, management's assessment of the market opportunities for the satellite and consideration of the satellite's estimated value, management does not believe that this matter will have a material adverse effect on the consolidated financial position or results of operations of Loral.

     SS/L was a party to an Operational Agreement with Alcatel Space Industries, pursuant to which the parties had agreed to cooperate on certain satellite programs, and an Alliance Agreement with Alcatel Space (together with Alcatel Space Industries, Alcatel), pursuant to which Alcatel had certain rights with respect to

                       LORAL SPACE & COMMUNICATIONS LTD.

SS/L, including the right to appoint two representatives to SS/L's seven-member board of directors, rights to approve certain extraordinary actions and certain rights to purchase SS/L shares at fair market value in the event of a change of control (as defined) of either Loral or SS/L. The agreements between Alcatel and SS/L were terminable on one year's notice, and, on February 22, 2001, Loral gave notice to Alcatel that they would expire on February 22, 2002. In April 2001, Alcatel commenced an arbitration proceeding challenging the effectiveness of Loral's notice of termination and asserting various alleged breaches of the agreements by SS/ L relating to the exchange of information and other procedural or administrative matters. In February 2002, the arbitral tribunal upheld the validity of Loral's termination effective February 22, 2002 and Alcatel's claims as to certain breaches. The arbitral tribunal has provided both parties with an opportunity to file any additional claims or counterclaims they may have. In March 2002, Alcatel submitted additional claims against Loral and SS/L and is seeking at least $330 million in damages in respect of all of its claims. The Company believes that Alcatel's claims for damages are without merit and have been asserted for competitive reasons to disadvantage SS/L and that this matter will not have a material adverse effect on its consolidated financial position or results of operations. In April 2002, Loral and SS/L filed their statement of counterclaims against Alcatel. The claims being asserted against Alcatel are for breach of contract, tortious interference with contracts and business relationships, defamation, misappropriation of SS/L's confidential property, conversion, and intentional breaches of confidentiality agreements. Loral and SS/L are seeking injunctive relief, compensatory damages in the amount of $405 million, and punitive damages. The arbitral tribunal will decide at a later date whether any of Alcatel's claims or Loral's or SS/L's counterclaims give rise to damages. On April 5, 2002, Alcatel filed in the District Court for the Southern District of New York a petition to confirm and enforce the partial decision issued in February 2002 in the arbitration between the parties. On April 29, 2000, Loral filed its response to the petition, in which Loral supports confirmation of the decision, but disputes Alcatel's claim that the decision requires the production of certain documents. The petition is pending before the court.

     The launch of ChinaSat-8 has been delayed pending SS/L's obtaining the approvals required for the launch. On December 23, 1998, the Office of Defense Trade Controls, or ODTC, of the U.S. Department of State temporarily suspended a previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. In addition, SS/L was required to re-apply for new export licenses from the State Department to permit the launch of ChinaSat-8 on a Long March launch vehicle when the old export licenses issued by the Commerce Department, the agency that previously had jurisdiction over satellite licensing, expired in March 2000. On January 4, 2001, the ODTC, while not rejecting these license applications, notified SS/L that they were being returned without action. On January 9, 2002, Loral, SS/L and the United States Department of State entered into a consent agreement (the "Consent Agreement") settling and disposing of all civil charges, penalties and sanctions associated with alleged violations by SS/L of the Arms Export Control Act and its implementing regulations. The Company recorded a charge in the fourth quarter of 2001 for the penalties associated with the Consent Agreement. The Consent Agreement provides that the State Department agrees, assuming the Company's and SS/L's faithful adherence to the terms of the Consent Agreement, and the Arms Export Control Act and its implementing regulations, that decisions concerning export licenses for the ChinaSat-8 spacecraft will be made on the basis of the security and foreign policy interests of the United States, including matters relating to U.S. relations with the People's Republic of China, without reference to the State Department's previously expressed concerns regarding SS/L's reliability, which concerns are considered to be appropriately mitigated through the operation of various provisions of the Consent Agreement. Discussions between SS/L and the State Department regarding SS/L's obtaining the approvals required for the launch of ChinaSat-8 are continuing.

     In December 1999, SS/L reached an agreement with ChinaSat to extend the date for delivery of the ChinaSat-8 satellite to July 31, 2000. In return for this extension and other modifications to the contract, SS/ L provided to ChinaSat three transponders on Telstar 10/Apstar IIR for ChinaSat's use for the life of those transponders. As a result, the Company recorded a charge to earnings of $35 million in 1999. If ChinaSat were to terminate its contract with SS/L as a result of these delays, SS/L may have to refund $134 million in

                       LORAL SPACE & COMMUNICATIONS LTD.

advances received from ChinaSat and may incur penalties of up to $11 million and believes it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer, which resale cannot be guaranteed. To the extent that SS/L is able to recover some or all of its $52 million deposit payment on the Chinese launch vehicle, this recovery would offset a portion of such payments. There can be no assurance, however, that SS/L will be able either to obtain a refund from the launch provider or to find a replacement customer for the Chinese launch vehicle.

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

  Globalstar Related Matters

     On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited ("GTL") and Globalstar, L.P. ("Globalstar") against GTL, Loral, Bernard
L. Schwartz and other defendants were consolidated into one action titled In re:
Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation, Loral and Bernard L. Schwartz alleging (a) that all defendants (except Loral) violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar's business and prospects, (b) that defendants Loral and Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of Globalstar, (c) that defendants GTL and Schwartz are liable under Section 11 of the Securities Act of 1933 (the "Securities Act") for untrue statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Loral and Schwartz are secondarily liable under Section 15 of the Securities Act for GTL's primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and

                       LORAL SPACE & COMMUNICATIONS LTD.

certain persons related or affiliated therewith. Loral and Mr. Schwartz have filed a motion to dismiss the amended complaint in its entirety as to Loral and Mr. Schwartz, which motion is pending before the court.

     On March 2, 2001, the seven separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of common stock of Loral Space & Communications Ltd. ("Loral") against Loral, Bernard L. Schwartz and Richard Townsend were consolidated into one action titled In re: Loral Space & Communications Ltd. Securities Litigation. On May 6, 2002, plaintiffs in the consolidated action filed a consolidated amended class action complaint alleging (a) that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by making material misstatements or failing to state material facts about Loral's financial condition and its investment in Globalstar and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged "controlling person" of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related or affiliated therewith.

     Loral believes that it has meritorious defenses to the above Globalstar related class action lawsuits and intends to pursue them vigorously.

     Loral holds debt obligations from Globalstar (see Note 5). On February 15, 2002, Globalstar and certain of its direct subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court for the District of Delaware. Globalstar's proposed restructuring plan, which will be submitted to and subject to bankruptcy court approval, contemplates the creation of a new company, which will initially be owned by Globalstar's existing noteholders and other unsecured creditors, including Loral. In other situations in the past, challenges have been initiated seeking subordination or recharacterization of debt held by an affiliate of an issuer. While Loral knows of no reason why such a claim would prevail with respect to the debt Loral holds in Globalstar, there can be no assurance that such claims will not be made in Globalstar's bankruptcy proceeding. If such claims were to prove successful, it will jeopardize the amount of equity interest Loral will ultimately receive in the new Globalstar company. Moreover, actions may be initiated in Globalstar's bankruptcy proceeding seeking to characterize payments previously made by Globalstar to Loral prior to the filing date as preferential payments subject to repayment. Loral may also find itself subject to other claims brought by Globalstar creditors and securities holders, who may seek to impose liabilities on Loral as a result of its relationship with Globalstar. For instance, Globalstar's creditors may seek to pierce the corporate veil in an attempt to recover Globalstar obligations owed to them that are recourse to Loral's subsidiaries, which are general partners in Globalstar and have filed for bankruptcy protection. Globalstar's cumulative partners deficit at December 31, 2001, was $3.0 billion. Globalstar's proposed restructuring plan contemplates that mutual releases of claims related to Globalstar would be granted to and by various persons, including, among others, Loral and its affiliates, Globalstar, Globalstar's officers and directors, Globalstar partners, service providers acquired by Globalstar and the members of any official and informal committee of creditors. There can be no assurance that these releases will be approved by the bankruptcy court or, if approved, as to the scope of any releases finally obtained.

     In May 2000, Globalstar finalized $500 million of vendor financing arrangements with Qualcomm. The original terms of this vendor financing provided for interest at 6%, a maturity date of August 15, 2003 and required repayment pro rata with the term loans due to Loral under Globalstar's $500 million credit facility. As of March 31, 2002, $632 million was outstanding under this facility (including $132 million of capitalized interest).

     Loral has agreed that if the principal amount outstanding under the Qualcomm vendor financing facility exceeds the principal amount due Loral under Globalstar's $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As of March 31, 2002, Loral had no guarantee obligation.

                       LORAL SPACE & COMMUNICATIONS LTD.

9.  SEGMENTS

     Loral is organized into three operating businesses: fixed satellite services, satellite manufacturing and technology and data services (see Note 1).

     In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as the measure of a segment's profit or loss. Segment results include the results of its subsidiaries and its affiliates, Satmex, Europe*Star and XTAR, which are accounted for using the equity method in these condensed consolidated financial statements. Intersegment revenues primarily consist of satellites under construction by satellite manufacturing and technology for fixed satellite services and the leasing of transponder capacity by satellite manufacturing and technology and data services from fixed satellite services.

     Summarized financial information concerning the reportable segments is as follows (in millions):

                       THREE MONTHS ENDED MARCH 31, 2002

                                                         SATELLITE
                                            FIXED      MANUFACTURING
                                          SATELLITE         AND           DATA
                                         SERVICES(1)   TECHNOLOGY(2)   SERVICES(3)   CORPORATE(4)     TOTAL
                                         -----------   -------------   -----------   ------------   ---------
REVENUES AND EBITDA:
Revenues from external customers.......   $  112.9        $180.8         $ 20.4                     $   314.1
Intersegment revenues..................        7.9          61.8                                         69.7
                                          --------        ------         ------                     ---------
Operating segment revenues.............   $  120.8        $242.6         $ 20.4                         383.8
                                          ========        ======         ======
Revenues of unconsolidated
  affiliates(5)........................                                                                 (27.1)
Intercompany revenues(6)...............                                                                 (48.5)
                                                                                                    ---------
Operating revenues as reported.........                                                             $   308.2
                                                                                                    =========
Segment EBITDA before eliminations.....   $   77.4        $ 10.8         $   --         $ (8.7)     $    79.5
                                          ========        ======         ======         ======
EBITDA of unconsolidated
  affiliates(5)........................                                                                 (11.6)
Intercompany EBITDA(6).................                                                                  (6.1)
                                                                                                    ---------
EBITDA(7)..............................                                                                  61.8
Depreciation and amortization(8).......                                                                 (47.1)
                                                                                                    ---------
Operating income.......................                                                             $    14.7
                                                                                                    =========
OTHER DATA:
Depreciation and amortization before
  affiliate eliminations(8)............   $   53.1        $  7.0         $  4.4         $  0.2      $    64.7
                                          ========        ======         ======         ======
Depreciation and amortization of
  unconsolidated affiliates(5)(8)......                                                                 (17.6)
                                                                                                    ---------
Depreciation and amortization(8).......                                                             $    47.1
                                                                                                    =========
Total assets before affiliate
  eliminations.........................   $3,603.4        $836.2         $149.6         $349.8      $ 4,939.0
                                          ========        ======         ======         ======
Total assets of unconsolidated
  affiliates(5)........................                                                              (1,482.6)
                                                                                                    ---------
Total assets...........................                                                             $ 3,456.4
                                                                                                    =========

---------------

(1) Includes 100% of Europe*Star's and Satmex's revenues and EBITDA and 100% of XTAR's EBITDA since July 2001. Also includes Loral's subsidiary, Loral Skynet do Brasil. Loral Skynet's revenue was $94 million in 2002 and 2001 and EBITDA was $66 million and $65 million in 2002 and 2001, respectively.

                       LORAL SPACE & COMMUNICATIONS LTD.

(2) Satellite manufacturing and technology consists of 100% of SS/L's results.

(3) Data services consists of 100% of CyberStar LP (in which Loral owns an 82% equity interest) and 100% of Loral Orion's data services business, which business was transferred in December 2001 to a Loral subsidiary which assumed the name Loral CyberStar. Equipment sales for data services were $2.8 million and $2.1 million for the three months ended March 31, 2002 and 2001, respectively.

(4) Represents corporate expenses incurred in support of the Company's operations.

(5) Represents amounts related to unconsolidated affiliates (Satmex, Europe*Star and XTAR), which are eliminated in order to arrive at Loral's condensed consolidated results. Loral's proportionate share of these affiliates is included in equity in net loss of affiliates in Loral's condensed consolidated statements of operations.

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

                       LORAL SPACE & COMMUNICATIONS LTD.

                       THREE MONTHS ENDED MARCH 31, 2001

                                                         SATELLITE
                                            FIXED      MANUFACTURING
                                          SATELLITE         AND           DATA
                                         SERVICES(1)   TECHNOLOGY(2)   SERVICES(3)   CORPORATE(4)     TOTAL
                                         -----------   -------------   -----------   ------------   ---------
REVENUES AND EBITDA:
Revenues from external customers.......   $  116.0       $  125.8        $ 28.7                     $   270.5
Intersegment revenues..................       13.2           75.3                                        88.5
                                          --------       --------        ------                     ---------
Operating segment revenues.............   $  129.2       $  201.1        $ 28.7                         359.0
                                          ========       ========        ======
Revenues of unconsolidated
  affiliates(5)........................                                                                 (35.5)
Intercompany revenues(6)...............                                                                 (62.4)
                                                                                                    ---------
Operating revenues as reported.........                                                             $   261.1
                                                                                                    =========
Segment EBITDA before eliminations.....   $   83.9       $   19.2        $(10.0)        $ (9.4)     $    83.7
                                          ========       ========        ======         ======
EBITDA of unconsolidated
  affiliates(5)........................                                                                 (19.0)
Intercompany EBITDA(6).................                                                                  (6.5)
                                                                                                    ---------
EBITDA(7)..............................                                                                  58.2
Depreciation and amortization(8).......                                                                 (54.3)
                                                                                                    ---------
Operating income.......................                                                             $     3.9
                                                                                                    =========
OTHER DATA:
Depreciation and amortization before
  affiliate eliminations(8)............   $   56.6       $    7.5        $  5.5         $  0.5      $    70.1
                                          ========       ========        ======         ======
Depreciation and amortization of
  unconsolidated affiliates(5)(8)......                                                                 (15.8)
                                                                                                    ---------
Depreciation and amortization(8).......                                                             $    54.3
                                                                                                    =========
Total assets before affiliate
  eliminations.........................   $4,190.1       $1,233.9        $209.5         $403.0      $ 6,036.5
                                          ========       ========        ======         ======
Total assets of unconsolidated
  affiliates(5)........................                                                              (1,507.4)
                                                                                                    ---------
Total assets...........................                                                             $ 4,529.1
                                                                                                    =========

10.  ACCOUNTING FOR GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. SFAS 142 also changed the evaluation criteria for testing goodwill for impairment from an undiscounted cash flow approach, which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17, Intangible Assets, to a test based on fair value. Fair value is determined by the amount at which an asset or liability could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and must be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value must be based on the best information available, including prices for

                       LORAL SPACE & COMMUNICATIONS LTD.

similar assets and liabilities and the results of using other valuation techniques, such as public company trading multiples, future discounted cash flows and merger and acquisition transaction multiples. The Company adopted SFAS 142 on January 1, 2002.

  Goodwill

     In accordance with SFAS 142, the Company's previously recognized cost in excess of net assets acquired ("goodwill") of $892 million for purchase businesses combinations completed prior to July 1, 2001, was reviewed under the new transitional guidance as of January 1, 2002. Goodwill had been previously assigned to the Company's business segments as follows (based on the net book value at December 31, 2001): FSS $597 million, satellite manufacturing and technology $286 million and data services $9 million. The Company hired professionals in the valuation consulting business to determine the fair value of each of the Company's reporting units. Since there were no quoted market prices in active markets for the Company's reporting units, the measurement of fair value for each reporting unit was based on the best information available for that reporting unit, including reasonable and supportable assumptions and projections, as follows: (1) FSS -- public company trading multiples, (2) satellite manufacturing and technology -- future discounted cash flows, and (3) data services -- merger and acquisition transaction multiples. Those professionals determined that the goodwill for each of the Company's reporting units under the new guidance in SFAS 142 was fully impaired. Accordingly, as of January 1, 2002, the Company recorded a non-cash charge for the cumulative effect of the change in accounting principle of $892 million before taxes ($877 million after taxes).

     The charge is the result of a change in the evaluation criteria for goodwill from an undiscounted cash flow approach which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17, Intangible Assets, to the fair value approach which is stipulated in SFAS 142.

     The following table presents the actual financial results and as adjusted financial results without the amortization of goodwill for the Company for the three months ended March 31, 2001 (in thousands, except per share amounts):

                                                               ACTUAL    AS ADJUSTED
                                                              --------   -----------
Reported loss before cumulative effect of change in
  accounting principle......................................  $(57,268)   $(57,268)
Add back amortization of goodwill, net of taxes.............                 6,652
                                                              --------    --------
Loss before cumulative effect of change in accounting
  principle.................................................   (57,268)    (50,616)
Cumulative effect of change in accounting principle, net of
  taxes.....................................................    (1,741)     (1,741)
                                                              --------    --------
Net loss....................................................   (59,009)    (52,357)
Preferred dividends.........................................   (16,123)    (16,123)
                                                              --------    --------
Net loss applicable to common shareholders..................  $(75,132)   $(68,480)
                                                              ========    ========
Reported basic and diluted loss per share before cumulative
  effect of change in accounting principle..................              $  (0.25)
Add back goodwill amortization per share....................                  0.02
                                                                          --------
As adjusted loss per share before cumulative effect of
  change in accounting principle............................                 (0.23)
Cumulative effect of change in accounting principle.........                    --
                                                                          --------
Adjusted loss per share.....................................              $  (0.23)
                                                                          ========

  Other Acquired Intangible Assets

     The Company evaluated the useful lives of its other acquired intangible assets in connection with the adoption of SFAS 142 and determined that no changes to the useful lives were necessary.

                       LORAL SPACE & COMMUNICATIONS LTD.

     Other acquired intangible assets are included in other assets in the Company's condensed consolidated balance sheets and were as follows at March 31, 2002 and December 31, 2001 (in millions):

                                                 MARCH 31, 2002           DECEMBER 31, 2001
                                             -----------------------   -----------------------
                                              GROSS                     GROSS
                                             CARRYING   ACCUMULATED    CARRYING   ACCUMULATED
                                              AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                                             --------   ------------   --------   ------------
Regulatory fees............................   $22.7        $ (3.4)      $22.7        $(3.0)
Other intangibles..........................    13.0          (7.1)       13.0         (6.6)
                                              -----        ------       -----        -----
     Total.................................   $35.7        $(10.5)      $35.7        $(9.6)
                                              =====        ======       =====        =====

     The weighted average remaining amortization period for regulatory fees was nine years and for other intangibles was three years, as of March 31, 2002.

     Total pre-tax amortization expense for other acquired intangible assets for the three months ending March 31, 2002 and 2001 was $0.8 million. Annual pre-tax amortization expense for other acquired intangible assets over the next five years is estimated to be as follows (in millions):

2002........................................................  $3.4
2003........................................................   3.4
2004........................................................   3.3
2005........................................................   2.5
2006........................................................   1.4

11.  NEW ACCOUNTING PRONOUNCEMENTS

  SFAS 143

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

  SFAS 144

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company adopted SFAS 144 on January 1, 2002. The Company has determined that there was no effect on the Company's consolidated financial position or results of operations relating to the adoption of SFAS 144.

  SFAS 145

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 generally requires that any

                       LORAL SPACE & COMMUNICATIONS LTD.

gains or losses on extinguishment of debt in current or prior periods be classified as other income (expense), beginning in fiscal 2003, with early adoption encouraged. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 145 in its consolidated financial statements.

12. FINANCIAL INFORMATION FOR PARENT, SUBSIDIARY ISSUER AND GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

     Loral is a holding company (the "Parent Company"), which is the ultimate parent of all Loral subsidiaries. In December 2001, the Company's wholly owned subsidiary, Loral Orion (the "Subsidiary Issuer"), issued New Senior Notes in an exchange offer which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and one of its wholly-owned subsidiaries (the "Guarantor Subsidiary").

     Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiary and the other wholly-owned subsidiaries (the "Non-Guarantor Subsidiaries") as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002, and 2001. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Subsidiary Issuer, Guarantor Subsidiary and Non-Guarantor Subsidiaries assuming the guarantee structure of the New Senior Notes was in effect at the beginning of the periods presented.

     The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Subsidiary Issuer, the Guarantor Subsidiary and the Non-Guarantor Subsidiaries using the equity method of accounting. The Parent Company's significant transactions with its subsidiaries other than the investment account and related equity in net loss of unconsolidated subsidiaries are the management fee charged by Loral SpaceCom Corporation to the Parent Company in 2001 and intercompany payables and receivables between its subsidiaries resulting primarily from the funding of the construction of satellites for the fixed satellite services segment.

                       LORAL SPACE & COMMUNICATIONS LTD.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2002
                                 (IN THOUSANDS)

                                                PARENT      SUBSIDIARY   GUARANTOR    NON-GUARANTOR
                                                COMPANY       ISSUER     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              -----------   ----------   ----------   -------------   ------------   ------------
Current assets:
  Cash and cash equivalents.................  $    18,050   $  36,277    $      --     $    53,810     $       --    $   108,137
  Accounts receivable, net..................           --      10,124        2,127          30,124             --         42,375
  Contracts-in-process......................           --          --           --         167,853             --        167,853
  Inventories...............................           --          --           --         103,517             --        103,517
  Other current assets......................          100       4,332        4,747          79,316         (1,299)        87,196
                                              -----------   ---------    ---------     -----------     ----------    -----------
    Total current assets....................       18,150      50,733        6,874         434,620         (1,299)       509,078
Property, plant and equipment, net..........           --     341,135      220,460       1,438,940        (18,115)     1,982,420
Costs in excess of net assets acquired,
  net.......................................           --          --           --              --             --             --
Long-term receivables.......................           --          --           --         194,722             --        194,722
Notes receivable from unconsolidated
  subsidiaries..............................      200,000     (29,700)          --        (170,300)            --             --
Due to (from) unconsolidated subsidiaries...       17,215     (68,273)      82,817         (49,545)        17,786             --
Investments in unconsolidated
  subsidiaries..............................      564,689     300,881     (271,698)     (1,713,658)     1,119,786             --
Investments in and advances to affiliates...       62,283          --           --         128,808             --        191,091
Deposits....................................           --          --           --         161,290             --        161,290
Deferred tax assets.........................           --      32,130           --          82,176        191,177        305,483
Other assets................................        5,385      21,924          832          84,127             --        112,268
                                              -----------   ---------    ---------     -----------     ----------    -----------
                                              $   867,722   $ 648,830    $  39,285     $   591,180     $1,309,335    $ 3,456,352
                                              ===========   =========    =========     ===========     ==========    ===========
Current liabilities:
  Current portion of long-term debt.........  $        --   $  80,315    $      --     $    85,830     $       --    $   166,145
  Accounts payable..........................        1,080         507          713         154,899             --        157,199
  Accrued employment costs..................           --          --           --          43,146             --         43,146
  Customer advances.........................           --         573          128         176,404             --        177,105
  Accrued interest and preferred
    dividends...............................       14,231       2,136           --          10,928             --         27,295
  Other current liabilities.................           --       2,453        1,365          41,476             --         45,294
  Income taxes payable......................        7,952          --           --         (40,837)        68,577         35,692
  Deferred tax liabilities..................       22,274          --           --              --        (22,274)            --
                                              -----------   ---------    ---------     -----------     ----------    -----------
    Total current liabilities...............       45,537      85,984        2,206         471,846         46,303        651,876
Deferred tax liabilities....................       20,385          --        6,362              --        (26,747)            --
Pension and other postretirement
  liabilities...............................           --          --           --          57,803             --         57,803
Long-term liabilities.......................           --       9,460        1,533         140,416             --        151,409
Long-term debt..............................      350,000     928,224           --         848,052             --      2,126,276
Minority interest...........................           --          --           --          17,188             --         17,188
Shareholders' equity:
  6% Series C convertible redeemable
    preferred stock.........................      485,371          --           --              --             --        485,371
  6% Series D convertible redeemable
    preferred stock.........................      296,529          --           --              --             --        296,529
  Common stock..............................        3,376          --           --              --             --          3,376
  Paid-in capital...........................    2,774,812     604,166           --              --       (604,166)     2,774,812
  Treasury stock, at cost...................       (3,360)         --           --              --             --         (3,360)
  Unearned compensation.....................           (4)         --           --              --             --             (4)
  Retained deficit..........................   (3,132,033)   (979,004)      29,184        (944,125)     1,893,945     (3,132,033)
  Accumulated other comprehensive income....       27,109          --           --              --             --         27,109
                                              -----------   ---------    ---------     -----------     ----------    -----------
    Total shareholders' equity..............      451,800    (374,838)      29,184        (944,125)     1,289,779        451,800
                                              -----------   ---------    ---------     -----------     ----------    -----------
                                              $   867,722   $ 648,830    $  39,285     $   591,180     $1,309,335    $ 3,456,352
                                              ===========   =========    =========     ===========     ==========    ===========

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                 (IN THOUSANDS)

                                         PARENT     SUBSIDIARY   GUARANTOR    NON-GUARANTOR
                                         COMPANY      ISSUER     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        ---------   ----------   ----------   -------------   ------------   ------------
Revenues from satellite sales.........  $      --   $      --     $    --       $ 198,471       $     --      $ 198,471
Revenues from satellite services......         --      26,836      12,892          84,738        (14,761)       109,705
Management fee from parent............         --          --          --             291           (291)            --
                                        ---------   ---------     -------       ---------       --------      ---------
    Total revenues....................         --      26,836      12,892         283,500        (15,052)       308,176
Costs of satellite sales..............         --          --          --         186,428             --        186,428
Costs of satellite services...........         --      25,775       7,098          47,126        (13,703)        66,296
Selling, general and administrative
  expenses............................         19       2,704         404          37,915           (295)        40,747
Management fee expense................        291          --          --              --           (291)            --
                                        ---------   ---------     -------       ---------       --------      ---------
Operating income (loss)...............       (310)     (1,643)      5,390          12,031           (763)        14,705
Interest and investment income........      5,230         220          --           7,405         (7,446)         5,409
Interest expense......................     (9,847)     (3,258)         --         (13,598)         8,133        (18,570)
                                        ---------   ---------     -------       ---------       --------      ---------
(Loss) income before income taxes,
  equity in net loss of unconsolidated
  subsidiaries and affiliates,
  minority interest and cumulative
  effect of change in accounting
  principle...........................     (4,927)     (4,681)      5,390           5,838            (76)         1,544
Income tax benefit (provision)........     (1,549)      4,164      (1,857)         (3,718)        (2,568)        (5,528)
                                        ---------   ---------     -------       ---------       --------      ---------
(Loss) income before equity in net
  loss of unconsolidated subsidiaries
  and affiliates, minority interest
  and cumulative effect of change in
  accounting principle................     (6,476)       (517)      3,533           2,120         (2,644)        (3,984)
Equity in net loss of unconsolidated
  subsidiaries, net of tax benefit....   (874,287)      3,533          --              --        870,754             --
Equity in net loss of affiliates, net
  of taxes............................    (15,597)         --          --            (353)            --        (15,950)
Minority interest, net of taxes.......         --          --          --              74             --             74
                                        ---------   ---------     -------       ---------       --------      ---------
(Loss) income before cumulative effect
  of change in accounting principle...   (896,360)      3,016       3,533           1,841        868,110        (19,860)
Cumulative effect of change in
  accounting principle, net of
  taxes...............................         --    (562,201)         --        (314,299)            --       (876,500)
                                        ---------   ---------     -------       ---------       --------      ---------
Net (loss) income.....................  $(896,360)  $(559,185)    $ 3,533       $(312,458)      $868,110      $(896,360)
                                        =========   =========     =======       =========       ========      =========

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                 (IN THOUSANDS)

                                                 PARENT     SUBSIDIARY   GUARANTOR    NON-GUARANTOR
                                                 COMPANY      ISSUER     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                ---------   ----------   ----------   -------------   ------------   ------------
Operating activities:
  Net (loss) income...........................  $(896,360)  $(559,185)    $ 3,533       $(312,458)     $ 868,110      $(896,360)
  Non-cash items:
    Equity in net loss of affiliates, net of
      taxes...................................     15,597          --          --             353             --         15,950
    Equity in net income (loss) of
      unconsolidated subsidiaries, net of
      taxes...................................    874,287      (3,533)         --        (870,754)            --             --
    Minority interest, net of taxes...........         --          --          --             (74)            --            (74)
    Cumulative effect of change in accounting
      principle, net of taxes.................         --     562,201          --         314,299             --        876,500
    Deferred taxes............................      1,536          --         752           2,842         (1,620)         3,510
    Depreciation and amortization.............         --      13,570       5,253          28,243             --         47,066
    Non-cash interest expense.................         --        (141)         --                             --           (141)
Changes in operating assets and liabilities:
  Accounts receivable, net....................         --       2,947      (1,630)         (4,393)            --         (3,076)
  Contracts-in-process........................         --          --          --          11,649             --         11,649
  Inventories.................................         --          --          --          (5,338)            --         (5,338)
  Other current assets........................        165         817         800           3,164             --          4,946
  Long-term receivables.......................         --          --          --          (4,416)            --         (4,416)
  Deposits....................................         --          --          --          (5,800)            --         (5,800)
  Due to (from) unconsolidated subsidiaries...     (4,300)      5,711      (9,838)            335          8,092             --
  Other assets................................        290      (1,089)         --           7,379             --          6,580
  Accounts payable............................       (277)     (2,170)         --          14,805             --         12,358
  Accrued expenses and other current
    liabilities...............................     (8,312)        247                       7,214             --           (851)
  Customer advances...........................         --        (487)         --          28,602             --         28,115
  Income taxes payable........................         13          --          --           1,163             --          1,176
  Pension and other postretirement
    liabilities...............................         --          --          --           2,213             --          2,213
  Long-term liabilities.......................                 (1,686)      1,130          (4,751)            --         (5,307)
  Other.......................................       (166)         --          --             (11)            --           (177)
                                                ---------   ---------     -------       ---------      ---------      ---------
Net cash provided by (used in) operating
  activities..................................    (17,527)     17,202          --        (785,734)       874,582         88,523
                                                ---------   ---------     -------       ---------      ---------      ---------
Investing activities:
  Capital expenditures........................         --          --          --         (50,740)          (295)       (51,035)
  Investments in and advances to affiliates...     (1,557)         --          --         866,230       (874,287)        (9,614)
  Investments in and advances to
    unconsolidated subsidiaries...............        172          --          --            (172)            --             --
                                                ---------   ---------     -------       ---------      ---------      ---------
Net cash (used in) provided by investing
  activities..................................     (1,385)         --          --         815,318       (874,582)       (60,649)
                                                ---------   ---------     -------       ---------      ---------      ---------
Financing activities:
  Borrowings under revolving credit
    facility..................................         --          --          --           2,000             --          2,000
  Repayments under term loans.................         --          --          --         (16,250)            --        (16,250)
  Repayments under revolving credit
    facility..................................         --          --          --         (56,000)            --        (56,000)
  Repayments of other long-term obligations...         --        (324)         --              (6)            --           (330)
  Preferred dividends.........................    (11,963)         --          --              --             --        (11,963)
  Proceeds from stock issuances...............      2,857          --          --              --             --          2,857
                                                ---------   ---------     -------       ---------      ---------      ---------
Net cash (used in) financing activities.......     (9,106)       (324)         --         (70,256)            --        (79,686)
                                                ---------   ---------     -------       ---------      ---------      ---------
Increase (decrease) in cash and cash
  equivalents.................................    (28,018)     16,878          --         (40,672)            --        (51,812)
Cash and cash equivalents -- beginning of
  period......................................     46,068      19,399          --          94,482             --        159,949
                                                ---------   ---------     -------       ---------      ---------      ---------
Cash and cash equivalents -- end of period....  $  18,050   $  36,277     $    --       $  53,810      $      --      $ 108,137
                                                =========   =========     =======       =========      =========      =========

                       LORAL SPACE & COMMUNICATIONS LTD.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                           PARENT      SUBSIDIARY   GUARANTOR    NON-GUARANTOR
                                           COMPANY       ISSUER     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -----------   ----------   ----------   -------------   ------------   ------------
Current assets:
  Cash and cash equivalents............  $    46,068   $   19,399   $      --     $    94,482     $       --    $   159,949
  Accounts receivable, net.............           --       13,071         497          25,731             --         39,299
  Contracts-in-process.................           --           --          --         178,599             --        178,599
  Inventories..........................           --           --          --          98,179             --         98,179
  Other current assets.................          265        6,053       5,151          83,101           (903)        93,667
                                         -----------   ----------   ---------     -----------     ----------    -----------
    Total current assets...............       46,333       38,523       5,648         480,092           (903)       569,693
Property, plant and equipment, net.....           --      354,196     225,714       1,415,856        (18,410)     1,977,356
Costs in excess of net assets acquired,
  net..................................           --      562,201          --         329,518             --        891,719
Long-term receivables..................           --           --          --         190,306             --        190,306
Notes receivable from unconsolidated
  subsidiaries.........................      200,000      (29,700)         --        (170,300)            --             --
Due to (from) unconsolidated
  subsidiaries.........................       12,915      (62,961)     72,978         (48,810)        25,878             --
Investments in unconsolidated
  subsidiaries.........................    1,432,614      297,349    (271,698)     (1,703,764)       245,499             --
Investments in and advances to
  affiliates...........................       77,061           --          --         111,282             --        188,343
Deposits...............................           --           --          --         155,490             --        155,490
Deferred tax assets....................           --       32,130          --          74,290        191,108        297,528
Other assets...........................        6,632       20,836         832          91,194             --        119,494
                                         -----------   ----------   ---------     -----------     ----------    -----------
                                         $ 1,775,555   $1,212,574   $  33,474     $   925,154     $  443,172    $ 4,389,929
                                         ===========   ==========   =========     ===========     ==========    ===========
Current liabilities:
  Current portion of long-term debt....  $        --   $   49,449   $      --     $    87,167     $       --    $   136,616
  Accounts payable.....................        1,357        2,677         713         140,094             --        144,841
  Accrued employment costs.............           --           --          --          39,232             --         39,232
  Customer advances....................           --          952         128         147,910             --        148,990
  Accrued interest and preferred
    dividends..........................       22,543        1,889          --           6,738             --         31,170
  Other current liabilities............           --        5,719         235          40,230             --         46,184
  Income taxes payable.................        7,939           --          --         (42,000)        68,577         34,516
  Deferred tax liabilities.............       21,222           --          --            (485)       (20,737)            --
                                         -----------   ----------   ---------     -----------     ----------    -----------
    Total current liabilities..........       53,061       60,686       1,076         418,886         47,840        581,549
Deferred tax liabilities...............       21,626           --       5,214            (503)       (26,337)            --
Pension and other postretirement
  liabilities..........................           --           --          --          55,590             --         55,590
Long-term liabilities..................           --        7,986       1,533         147,197             --        156,716
Long-term debt.........................      350,000      959,555          --         916,970             --      2,226,525
Minority interest......................           --           --          --          18,681             --         18,681
Shareholders' equity:
  6% Series C convertible redeemable
    preferred stock....................      485,371           --          --              --             --        485,371
  6% Series D convertible redeemable
    preferred stock....................      296,529           --          --              --             --        296,529
  Common stock.........................        3,368           --          --              --             --          3,368
  Paid-in capital......................    2,771,964      604,166          --              --       (604,166)     2,771,964
  Treasury stock, at cost..............       (3,360)          --          --              --             --         (3,360)
  Unearned compensation................          (81)          --          --              --             --            (81)
  Retained deficit.....................   (2,223,710)    (419,819)     25,651        (631,667)     1,025,835     (2,223,710)
  Accumulated other comprehensive
    income.............................       20,787           --          --              --             --         20,787
                                         -----------   ----------   ---------     -----------     ----------    -----------
    Total shareholders' equity.........    1,350,868      184,347      25,651        (631,667)       421,669      1,350,868
                                         -----------   ----------   ---------     -----------     ----------    -----------
                                         $ 1,775,555   $1,212,574   $  33,474     $   925,154     $  443,172    $ 4,389,929
                                         ===========   ==========   =========     ===========     ==========    ===========

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)

                                PARENT    SUBSIDIARY   GUARANTOR    NON-GUARANTOR
                               COMPANY      ISSUER     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                               --------   ----------   ----------   -------------   ------------   ------------
Revenues from satellite
  sales......................  $     --    $     --     $    --       $147,822        $     --       $147,822
Revenues from satellite
  services...................        --      22,259      12,660         88,330          (9,936)       113,313
Management fee from parent...        --          --          --         10,435         (10,435)            --
                               --------    --------     -------       --------        --------       --------
     Total revenues..........        --      22,259      12,660        246,587         (20,371)       261,135
Costs of satellite sales.....        --          --          --        127,055              --        127,055
Costs of satellite
  services...................        --      27,820       6,345         56,783         (15,443)        75,505
Selling, general and
  administrative expenses....       313       3,326          --         51,275            (263)        54,651
Management fee expense.......    10,435          --          --             --         (10,435)            --
                               --------    --------     -------       --------        --------       --------
Operating (loss) income......   (10,748)     (8,887)      6,315         11,474           5,770          3,924
Interest and investment
  income.....................     6,270         114           4          9,390          (8,109)         7,669
Interest expense.............    (8,593)    (25,234)         (4)       (24,692)          8,830        (49,693)
                               --------    --------     -------       --------        --------       --------
(Loss) income before income
  taxes, equity in net loss
  of unconsolidated
  subsidiaries and
  affiliates, cumulative
  effect of change in
  accounting principle and
  discontinued operations....   (13,071)    (34,007)      6,315         (3,828)          6,491        (38,100)
Income tax benefit
  (provision)................    (1,596)      2,516      (2,210)        (1,885)          5,100          1,925
                               --------    --------     -------       --------        --------       --------
(Loss) income before equity
  in net loss of
  unconsolidated subsidiaries
  and affiliates, cumulative
  effect of change in
  accounting principle and
  discontinued operations....   (14,667)    (31,491)      4,105         (5,713)         11,591        (36,175)
Equity in net (loss) income
  of unconsolidated
  subsidiaries, net of tax
  benefit....................   (20,668)      2,362          --             --          18,306             --
Equity in net loss of
  affiliates, net of taxes...   (23,674)         --          --          1,320              --        (22,354)
Minority interest, net of
  taxes......................        --          --          --          1,261              --          1,261
                               --------    --------     -------       --------        --------       --------
(Loss) income before
  cumulative effect of change
  in accounting principle and
  discontinued operations....   (59,009)    (29,129)      4,105         (3,132)         29,897        (57,268)
Cumulative effect of change
  in accounting principle....        --          --          --         (1,741)             --         (1,741)
                               --------    --------     -------       --------        --------       --------
(Loss) income from continuing
  operations.................   (59,009)    (29,129)      4,105         (4,873)         29,897        (59,009)
Loss from operations of
  discontinued operations,
  net of taxes...............        --      (3,132)         --             --           3,132             --
                               --------    --------     -------       --------        --------       --------
Net (loss) income............  $(59,009)   $(32,261)    $ 4,105       $ (4,873)       $ 33,029       $(59,009)
                               ========    ========     =======       ========        ========       ========

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)

                                             PARENT    SUBSIDIARY   GUARANTOR    NON-GUARANTOR
                                            COMPANY      ISSUER     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                            --------   ----------   ----------   -------------   ------------   ------------
Operating activities:
  Net (loss)..............................  $(59,009)   $(29,129)    $ 4,105       $  (4,873)      $ 29,897      $ (59,009)
  Non-cash items:
    Equity in net loss of affiliates, net
      of taxes............................   23,674           --          --          (1,320)            --         22,354
    Equity in net loss of unconsolidated
      subsidiaries, net of taxes..........   20,668       (2,362)         --         (18,306)            --             --
    Minority interest, net of taxes.......       --           --          --          (1,261)            --         (1,261)
    Cumulative effect of change in
      accounting principle, net of
      taxes...............................       --           --          --           1,741             --          1,741
    Deferred taxes........................    1,418        1,227         950           2,891         (8,725)        (2,239)
    Depreciation and amortization.........       --       17,254       5,253          31,780             --         54,287
    Non-cash interest expense.............       --        9,903          --                             --          9,903
Changes in operating assets and
  liabilities:
  Accounts receivable, net................       --         (219)        246           2,201             --          2,228
  Contracts-in-process....................       --           --          --         (16,218)            --        (16,218)
  Inventories.............................       --           --          --         (15,213)            --        (15,213)
  Other current assets....................       --          969         392          (4,510)            --         (3,149)
  Long-term receivables...................       --           --          --          (7,192)            --         (7,192)
  Deposits................................       --           --          --          14,300             --         14,300
  Due to (from) unconsolidated
    subsidiaries..........................    6,150        7,522      (9,303)         15,247        (19,616)            --
  Other assets............................    2,594         (371)         --          (6,570)            --         (4,347)
  Accounts payable........................   (8,149)         394          --         (14,765)            --        (22,520)
  Accrued expenses and other current
    liabilities...........................               (10,795)     (1,664)         (8,617)            --        (21,076)
  Customer advances.......................       --         (595)         18         (12,051)            --        (12,628)
  Income taxes payable....................      178           --          --             132           (118)           192
  Long-term liabilities...................       --         (626)         --           3,878             --          3,252
  Pension and other postretirement
    liabilities...........................       --           --          --           1,881             --          1,881
  Other...................................       47           (3)          3             630             --            677
                                            --------    --------     -------       ---------       --------      ---------
Net cash provided by (used in) operating
  activities..............................  (12,429)      (6,831)         --         (36,215)         1,438        (54,037)
                                            --------    --------     -------       ---------       --------      ---------
Net cash provided by net assets from
  discontinued operations.................       --        6,519          --           1,589         (8,108)            --
                                            --------    --------     -------       ---------       --------      ---------
Investing activities:
  Capital expenditures....................       --           --          --         (66,970)          (174)       (67,144)
  Investments in and advances to
    affiliates............................  (14,933)          --          --          (8,127)         6,844        (16,216)
  Investments in and advances to
    unconsolidated subsidiaries...........  (14,956)          --          --          14,956             --             --
                                            --------    --------     -------       ---------       --------      ---------
Net cash (used in) provided by investing
  activities..............................  (29,889)          --          --         (60,141)         6,670        (83,360)
                                            --------    --------     -------       ---------       --------      ---------
Financing activities:
  Borrowings under revolving credit
    facilities............................       --           --          --          50,000             --         50,000
  Repayments under term loans.............       --           --          --         (28,000)            --        (28,000)
  Repayments under revolving credit
    facilities............................       --           --          --         (50,000)            --        (50,000)
  Repayments of other long-term
    obligations...........................       --         (489)         --             (60)            --           (549)
  Preferred dividends.....................  (16,123)          --          --              --             --        (16,123)
  Proceeds from stock issuances...........    4,870           --          --              --             --          4,870
  Repayment of note due to Loral
    SpaceCom..............................       --        1,164          --          (1,164)            --             --
                                            --------    --------     -------       ---------       --------      ---------
Net cash (used in) provided by financing
  activities..............................  (11,253)         675          --         (29,224)            --        (39,802)
                                            --------    --------     -------       ---------       --------      ---------
Increase (decrease) in cash and cash
  equivalents.............................  (53,571)         363          --        (123,991)            --       (177,199)
Cash and cash equivalents -- beginning of
  period..................................  151,405            2          --         242,638             --        394,045
                                            --------    --------     -------       ---------       --------      ---------
Cash and cash equivalents -- end of
  period..................................  $97,834     $    365     $    --       $ 118,647       $     --      $ 216,846
                                            ========    ========     =======       =========       ========      =========

                       LORAL SPACE & COMMUNICATIONS LTD.

13.  SHAREHOLDERS' EQUITY

     The Company has the ability to make the mandatory redemption payments due on its Series C and Series D Preferred Stock in cash, common stock, or a combination of the two. The number of shares of the Company's common stock to be issued on redemption is based on the aggregate redemption value divided by the average of the volume weighted average daily price of the Company's common stock for the 10 trading-day period ending on the second business day prior to the redemption date (approximately $2.28 per share at March 31, 2002). The mandatory redemption payments are due in 2006 for the Series C Preferred Stock and in 2007 for the Series D Preferred Stock. The exact number of shares of the Company's common stock that may be issued on a mandatory redemption date cannot be determined at this time, but may involve the issuance of a significant number of shares of our common stock. That number will depend on a number of factors not known today, such as the price of the Company's common stock and the number of shares of the Company's preferred stock outstanding at that time. The Company has in the past from time to time effected voluntary exchanges of its preferred stock for common stock. To the extent that the Company makes such additional exchanges in the future, the Company will reduce the number of shares of its preferred stock subject to redemption in 2006 and 2007. However, there is no guarantee that these exchanges will or can be made in the future.

     On April 3, 2002, in a privately negotiated transaction, Loral exchanged 1,016,050 shares of its Series C Preferred Stock and 1,167,500 shares of its Series D Preferred Stock for 15,066,495 shares of its common stock. As a result of this transaction, Loral retired preferred stock with an aggregate liquidation preference of $109,177,500 (representing almost 14% of the preferred stock then outstanding) and will save $6.6 million in annual dividends that it would otherwise have been obligated to pay over the life of the preferred stock retired.

                       LORAL SPACE & COMMUNICATIONS LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Results of Operations and Financial Condition of Loral Space & Communications Ltd. and its subsidiaries ("Loral" or the "Company") are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, the Company or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of the Company. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involves risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond the Company's control. Some of the factors and conditions that could affect the outcome of forward-looking statements relate to (i) the Company's financial structure, (ii) Globalstar matters, (iii) litigation and disputes, (iv) operational matters and
(v) other matters. For a detailed discussion of these factors and conditions, please refer to the section of Loral's latest Annual Report on Form 10-K titled "Certain Factors that May Affect Future Results" beginning on page 14 and to the other periodic reports filed with the SEC by Loral, its wholly owned subsidiary Loral Orion, Inc. ("Loral Orion"), and the Company's affiliate Satelites de Mexico, S.A. de C.V. ("Satmex"). In addition, we caution you that the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control. The Company undertakes no obligation to update any forward-looking statements.

     Loral is one of the world's leading satellite communications companies, with substantial activities in satellite-based communications services and satellite manufacturing. Loral is organized into three operating businesses:

          Fixed Satellite Services ("FSS"). Through its wholly-owned subsidiaries, Loral Skynet, Loral Orion, Loral Skynet do Brasil Ltda. ("Skynet do Brasil"), its 49%-owned affiliate Satmex, its 47%-owned affiliate Europe*Star Limited ("Europe*Star") and its 56%-owned affiliate XTAR L.L.C. ("XTAR"), Loral has become one of the world's leading providers of satellite services using geostationary communications satellites. The Company leases transponder capacity on its satellites to its customers for various applications, including broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television ("DTH") and provides telemetry, tracking and control services ("TT&C") and network services to customers. The Loral Global Alliance currently has ten operating high-powered geosynchronous satellites in orbit: the seven satellite Telstar fleet, two Satmex satellites and one Europe*Star satellite, with footprints covering almost all of the world's population.

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

CONSOLIDATED OPERATING RESULTS

     In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a measure of a segment's profit or loss. The following discussion of revenues and EBITDA reflects the results of Loral's operating businesses for the three months ended March 31, 2002 and 2001, respectively. See Note 9 to Loral's condensed consolidated financial statements for additional information on segment results. The remainder of the discussion relates to the consolidated results of Loral, unless otherwise noted.

REVENUES:

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Fixed satellite services:
  Skynet....................................................  $ 93.7   $ 93.7
  Affiliates(1).............................................    27.1     35.5
                                                              ------   ------
  Total fixed satellite services............................   120.8    129.2
Satellite manufacturing and technology(2)...................   242.6    201.1
Data services(3)............................................    20.4     28.7
                                                              ------   ------
Segment revenues............................................   383.8    359.0
Affiliate eliminations(4)...................................   (27.1)   (35.5)
Intercompany eliminations(5)................................   (48.5)   (62.4)
                                                              ------   ------
Revenues as reported........................................  $308.2   $261.1
                                                              ======   ======

EBITDA(6):

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Fixed satellite services:
  Skynet....................................................  $65.8    $64.9
  Affiliates(1).............................................   11.6     19.0
                                                              -----    -----
  Total fixed satellite services............................   77.4     83.9
Satellite manufacturing and technology(2)...................   10.8     19.2
Data services(3)............................................     --    (10.0)
Corporate expenses(7).......................................   (8.7)    (9.4)
                                                              -----    -----
Segment EBITDA before eliminations..........................   79.5     83.7
Affiliate eliminations(4)...................................  (11.6)   (19.0)
Intercompany eliminations(5)................................   (6.1)    (6.5)
                                                              -----    -----
EBITDA as reported..........................................  $61.8    $58.2
                                                              =====    =====

---------------

(1) Includes 100% of Europe*Star's and Satmex's revenues and EBITDA and 100% of Loral's 56%-owned affiliate XTAR, EBITDA since July 2001. Also includes Loral's subsidiary, Loral Skynet do Brasil.

(2) Satellite manufacturing and technology consists of 100% of SS/L's results.

(3) Data services consists of 100% of CyberStar LP (in which Loral owns an 82% equity interest) and 100% of Loral Orion's data services business, which business was transferred in December 2001 to a Loral subsidiary which assumed the name Loral CyberStar. Equipment sales for data services were $2.8 million and $2.1 million for the three months ended March 31, 2002 and 2001, respectively.

(4) Represents amounts related to unconsolidated affiliates (Satmex, Europe*Star and XTAR), which are eliminated in order to arrive at Loral's condensed consolidated results. Loral's proportionate share of these affiliates is included in equity in net loss of affiliates in Loral's condensed consolidated statements of operations.

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

  Critical accounting matters

     See the Company's latest Annual Report on Form 10-K filed with the SEC and Other Matters -- Accounting Pronouncements below.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH MARCH 31, 2001

     Revenues as reported for Loral's operating businesses were $308 million in 2002 as compared to $261 million in 2001, after intercompany and affiliate eliminations of $76 million in 2002 and $98 million in 2001. The increase in revenues was primarily due to higher revenues in satellite manufacturing and technology resulting from the timing of work performed on satellite programs, offset by lower volume in data services revenues in 2002 as compared to 2001. Intercompany eliminations primarily consists of revenues from satellites under construction by satellite manufacturing and technology for FSS.

     EBITDA as reported increased to $62 million in 2002 as compared to $58 million in 2001. This increase arose primarily from the achievement of break-even EBITDA for data services in 2002, as compared to an EBITDA loss of $10 million in 2001, which resulted from cost savings realized from streamlining operations, offset by lower satellite manufacturing and technology EBITDA, which was due to lower margins primarily due to start-up costs associated with the introduction of several new technologies and subcontractor delays.

     Depreciation and amortization was $47 million and $54 million for the three months ended March 31, 2002 and 2001, respectively. In 2002, amortization expense decreased by $7 million, primarily as a result of the Company adopting SFAS No. 142 (see Accounting Pronouncements).

     Interest and investment income was $5 million in 2002 as compared to $8 million in 2001. This decrease was principally due to lower average cash balances for investment and lower interest rates in 2002 as compared to 2001.

     Interest expense was $19 million in 2002, net of capitalized interest of $7 million, as compared to $50 million in 2001, net of capitalized interest of $5 million. The decrease was primarily due to reduced interest expense resulting from the accounting for the Loral Orion exchange offer completed in December 2001, as the Company does not recognize any interest expense on Loral Orion's new senior notes (see Liquidity and Capital Resources) and lower debt balances and interest rates in 2002 as compared to 2001.

     Loral, as a Bermuda company, is subject to U.S. federal, state and local income taxation at regular corporate rates plus an additional 30% "branch profits" tax on any income that is effectively connected with the conduct of a U.S. trade or business. Loral's U.S. subsidiaries are subject to regular corporate tax on their worldwide income. For 2002, the Company recorded income tax expense of $6 million on pre-tax income of $2 million, as compared to an income tax benefit of $2 million on a pre-tax loss of $38 million for 2001. The increase in tax expense is primarily attributable to a higher amount of income subject to U.S. tax during the current period.

     The equity in net loss of affiliates was $16 million in 2002 compared to $22 million in 2001. Loral's share of equity in net losses attributable to Globalstar related activities, net of taxes, was $2 million in 2002 and $13 million in 2001. This reduction primarily resulted from the Company's decreased investment in Globalstar service provider partnerships. Loral's share of equity in net losses of Satmex was $8 million in 2001, as compared to $3 million in 2001. Loral's share of equity in net losses of Europe*Star, managed by Alcatel, was $6 million in 2002 and 2001 (see Note 5 to the condensed consolidated financial statements).

     The minority interest benefit primarily reflects the reduction of CyberStar LP's loss attributed to CyberStar LP's other investor, who owned 17.6% as of March 31, 2002.

     On January 1, 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which resulted in the Company recording a charge for the cumulative effect of change in accounting principle, net of taxes, of $877 million (see Accounting Pronouncements). The cumulative effect of change in accounting principle, net of taxes, in 2001 related to the Company's adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

     Preferred dividends were $12 million in 2002 as compared to $16 million in 2001. This decrease was primarily due to lower dividends as a result of the conversion of 3.7 million shares of Loral's 6% Series C convertible redeemable preferred stock (the "Series C Preferred Stock") and 1.9 million shares of Loral's 6% Series D convertible redeemable preferred stock (the "Series D Preferred Stock") into the Company's common stock in April 2001, in connection with the Company's exchange offers (see Liquidity and Capital Resources).

     As a result of the above, net loss applicable to common shareholders before the cumulative effect of the change in accounting principle relating to cost in excess of net assets acquired ("goodwill") was $32 million or $0.09 per basic and diluted share in 2002, as compared to $75 million or $0.25 per basic and diluted share in 2001 ($69 million or $0.23 per basic and diluted share on a as adjusted basis to exclude the amortization of goodwill). Net loss applicable to common shareholders was $908 million or $2.69 per basic and diluted share in 2002. Basic and diluted weighted average shares were 337 million in 2002 and 299 million in 2001. The increase in shares was primarily due to the 30.9 million shares of common stock issued in connection with the Company's exchange offers in April 2001 (see Liquidity and Capital Resources).

RESULTS BY OPERATING SEGMENT FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

  Fixed Satellite Services

     FSS revenues (including 100% of Satmex and Europe*Star) decreased to $121 million in 2002, from $129 million in 2001, which was primarily due to decreased affiliate sales for Satmex, primarily resulting from contract cancellations and the anticipated non-renewal of a large customer in 2002. EBITDA (including 100% of Satmex, Europe*Star and XTAR) decreased to $77 million in 2002, from $84 million in 2001, which was primarily due to lower Satmex sales. As of March 31, 2002, FSS had 10 operational satellites (three of which are owned by Loral affiliates). Funded backlog for the segment totaled $1.8 billion at March 31, 2002, and December 31, 2001, including intercompany backlog of $56 million and $61 million at March 31, 2002 and December 31, 2001, respectively, and affiliate backlog of $404 million for Satmex and Europe*Star at March 31, 2002 and December 31, 2001. Gross bookings for FSS in 2002 declined by $31 million from 2001 to $168 million, as some customers remained cautious about initiating new projects, particularly in the broadband data market. De-bookings for FSS of $25 million in 2002 are down significantly from each quarter in 2001, indicating that the FSS de-bookings trend may be subsiding.

  Satellite Manufacturing and Technology

     Financial performance of the satellite manufacturing industry suffered in 2001 and early 2002 for numerous reasons. There is more capacity in the industry than needed at a time when, because of economic conditions, customers' capital investment programs have been stretched over longer time-frames and demand for new and replacement satellites and satellite systems has slowed. In addition, the introduction of new technologies required by customer applications has increased development costs. To counter these factors, SS/L has increased productivity by reducing its workforce over the last four quarters. The Company also is streamlining certain internal processes and has instituted tighter controls to ensure that subcontracted components are received on time and meet all customer requirements, in turn bringing more stability and predictability to Loral's manufacturing performance. The benefits of these and other changes are expected to positively effect SS/L's financial performance over the course of 2002.

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

     Revenues at SS/L, before intercompany eliminations, increased to $243 million in 2002, from $201 million in 2001, primarily resulting from the timing of work performed on backlog programs. EBITDA before intercompany eliminations was $11 million in 2002 as compared to $19 million in 2001, which was due to lower margins primarily due to start-up costs associated with the introduction of several new technologies and subcontractor delays. Funded backlog for SS/L as of March 31, 2002 and December 31, 2001 was $1.2 billion and $1.6 billion, respectively, including intercompany backlog of $221 million as of March 31, 2002 and $265 million as of December 31, 2001. SS/L gross bookings in the first quarter of 2002 declined from 2001 by $137 million, $103 million of which resulted from Satmex's direct procurement of launch services which led to the cancellation of a previously booked launch at SS/L.

  Data Services

     Revenues are derived primarily from Loral CyberStar's corporate data networking and Internet and intranet services businesses, which have been impacted by the slowdown of worldwide prices and demand for telecommunications and Internet services. Revenues for data services were $20 million in 2002, as compared to $29 million in 2001 due primarily to lower volume from the VSAT business, Internet services and occasional use revenue from business television services. Data services achieved break-even EBITDA in 2002 as compared to an EBITDA loss of $10 million in 2001. The substantial improvement in EBITDA in 2002 resulted primarily from cost savings realized from streamlining operations and reduced satellite capacity costs. As of March 31, 2002 and December 31, 2001, funded backlog for the segment was $88 million and $98 million, respectively, which was all from external sources.

TRANSACTIONS WITH AFFILIATES

     Funded backlog at March 31, 2002 and December 31, 2001 includes $214 million and $341 million, respectively, as a result of transactions entered into with affiliates and related parties (primarily with Satmex, XTAR and Hisdesat) for the construction of satellites.

     The Company's condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands).

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Revenues....................................................  $22,642    $30,479
Investment income...........................................      294        294
Interest expense capitalized on development stage
  enterprises...............................................      127
Profits relating to affiliate transactions not eliminated...    2,742      1,163
Amortization of deferred credit, capitalized interest and
  profits related to investment in affiliate................     (135)        73

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

     Management believes that cash, available credit and cash flow from operations will be adequate to meet its expected cash requirements. At March 31, 2002, the Company has met all of the covenants and conditions under its various lending and funding arrangements and believes that it will continue to meet these covenants and conditions. The Satellite Credit Agreement, LSC Amended Credit Agreement, the indenture relating to Loral Orion's new senior notes and the indenture relating to Loral's 9.5% senior notes provide for cross default or cross acceleration provisions (see below).

  Debt

  Satellite Credit Agreement

     On December 21, 2001, Loral Satellite, Inc. ("Loral Satellite"), a subsidiary of Loral Space & Communications Corporation, which in turn is a subsidiary of Loral, entered into the first amendment to the $500 million secured credit agreement dated as of November 17, 2000 by and among Loral Satellite, Bank of America as Administrative Agent, and the other lending parties thereto (the "Satellite Credit Agreement"). The first amendment provided for a $200 million revolving credit facility expiring January 7, 2005 and a term loan of which $283 million was outstanding as of March 31, 2002 and which is subject to the following amortization: $11.25 million per quarter on June 30, 2002 through September 30, 2004 and $170 million on January 7, 2005.

     The Satellite Credit Agreement is secured by certain assets of Loral Satellite, including the Telstar 6 and Telstar 7 satellites and the loans due to Loral under Globalstar's $500 million credit facility (see below). Based on third party valuations, management believes that the fair value of Telstar 6 and Telstar 7 is in excess of $500 million. As of March 31, 2002, the net book value of Telstar 6 and Telstar 7 was approximately $325 million. In addition, as part of the first amendment, lenders under the Satellite Credit Agreement received a junior lien on the assets of Loral SpaceCom Corporation ("LSC") and its subsidiaries pledged in favor of the banks under the LSC Amended Credit Agreement. Loral has also agreed to guarantee Loral Satellite's obligations under the Satellite Credit Agreement.

  LSC Amended Credit Agreement

     On December 21, 2001, LSC entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, and the other lenders parties thereto (the "LSC Amended Credit Agreement"). The LSC Amended Credit Agreement provides for a $200 million revolving credit facility expiring January 7, 2005 and a $400 million term loan subject to the following remaining amortization payment schedule: $5 million on each of June 30, and September 30, 2002; $25 million on December 31, 2002; $5 million on each of March 31, June 30, September 30 and December 31, 2003; $20 million on each of March 31, June 30 and September 30, 2004; and $280 million on January 7, 2005. Borrowings under the LSC Amended Credit Agreement bear interest, at LSC's option, at various rates based on margins over the lead bank's base rate or the London Interbank Offered Rate for periods of one, two, three or six months. The margin levels have increased under the new amended agreement and are fixed through September 30, 2002. As a result of this increase in margin levels, interest costs will increase by approximately $11 million annually. LSC pays a commitment fee on the unused portion of the revolver.

     The LSC Amended Credit Agreement is secured by substantially all of the assets of and the stock of LSC and its subsidiaries, including SS/L. LSC's obligations under the LSC Amended Credit Agreement have been guaranteed by certain of LSC's subsidiaries, including SS/L. As of March 31, 2002, the net book value of the assets that secure the LSC Amended Credit Agreement was approximately $860 million.

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

     The interest rate on the new senior notes is 10%, a reduction from the 11.25% interest rate on the existing senior notes and the 12.5% rate on the existing senior discount notes. Interest is payable semi-annually on July 15 and January 15, beginning July 15, 2002. As a result of the lower interest rate and the $229 million reduction in principal amount of debt, Loral Orion's annual cash interest payments will be reduced by approximately $39 million. Under U.S. generally accepted accounting principles dealing with debt restructurings, in December 2001 the Company recorded an after-tax extraordinary gain of $22 million on the exchange, after expenses of $8 million. The carrying value of the new senior notes on the balance sheet is $904 million, although the actual principal amount of the new senior notes is $613 million. The difference between this carrying value and the actual principal amount of the new senior notes is being amortized over the life of the new senior notes, fully offsetting interest expense through maturity of the new senior notes. The indenture relating to the new senior notes contains limitations on Loral Orion and its subsidiaries, including, without limitation, restrictions on Loral Orion's ability to pay dividends or make loans to Loral.

  Loral 9.5% Senior Notes

     In January 1999, Loral sold $350 million of 9.5% senior notes due 2006. The related indenture contains customary covenants, including, without limitation, restrictions on incurring indebtedness and paying dividends.

  Equity

     On April 3, 2002, in a privately negotiated transaction, Loral exchanged 1,016,050 shares of its Series C Preferred Stock and 1,167,500 shares of its Series D Preferred Stock for 15,066,495 shares of its common stock. As a result of this transaction, Loral retired preferred stock with an aggregate liquidation preference of $109,177,500 (representing almost 14% of the preferred stock then outstanding) and will save $6.6 million in annual dividends that it would otherwise have been obligated to pay over the life of the preferred stock retired.

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

     The Company has the ability to make the mandatory redemption payments due on its Series C and Series D Preferred Stock in cash, common stock, or a combination of the two. The number of shares of the Company's common stock to be issued on redemption is based on the aggregate redemption value divided by the average of the volume weighted average daily price of the Company's common stock for the 10 trading-day period ending on the second business day prior to the redemption date (approximately $2.28 per share at March 31, 2002). The mandatory redemption payments are due in 2006 for the Series C Preferred Stock and in 2007 for the Series D Preferred Stock. The exact number of shares of the Company's common stock that may be issued on a mandatory redemption date cannot be determined at this time, but may involve the issuance of a significant number of shares of the Company's common stock. That number will depend on a number of factors not known today, such as the price of the Company's common stock and the number of shares of the Company's preferred stock outstanding at that time. The Company has in the past from time to time effected voluntary exchanges of its preferred stock for common stock. To the extent that the Company makes such additional exchanges in the future, the Company will reduce the number of shares of its preferred stock subject to redemption in 2006 and 2007. However, there is no guarantee that theses exchanges will or can be made in the future.

  Cash and Available Credit

     As of March 31, 2002, Loral had $237 million of cash and available credit (including $129 million of available credit from the credit facilities described above under the captions "Satellite Credit Agreement" and "LSC Amended Credit Agreement").

  Net Cash Provided by (Used in) Operating Activities

     Net cash provided by operating activities for 2002 was $89 million, as compared to net cash used in operating activities of $(54) million in 2001.

     Net cash provided by operating activities for 2002 was $89 million, primarily due to the net loss as adjusted for non-cash items of $46 million and a increase in customer advances of $28 million, primarily resulting from the timing of satellite program milestone payments.

     Net cash used in operating activities for 2001 was $54 million, primarily due to increases in inventories of $15 million due to the timing of satellite contract awards, contracts-in-process of $16 million due to the progress on satellite programs and decreases in accounts payable of $23 million due to the timing of satellite subcontractor payments and accrued expenses and other current liabilities of $21 million due to the timing of interest and dividend payments, offset by the net loss as adjusted for non-cash operating items of $26 million.

  Net Cash Used in Investing Activities

     Net cash used in investing activities in 2002 and 2001 was $61 million and $83 million, respectively, primarily as a result of capital expenditures mainly for the construction of satellites and reduced investments in Globalstar service provider partnerships.

  Net Cash Used in Financing Activities

     Net cash used in financing activities for 2002 and 2001 was $80 million and $40 million, respectively, primarily due to net payments for debt obligations and preferred dividends.

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

  Loral Orion

     Loral Orion anticipates it will have additional requirements over the next three years to fund the replacement of Telstar 11 which is expected to reach the end of its useful life in 2005. To the extent that excess cash flow from Loral Orion's satellites is not sufficient to meet these requirements, Loral Orion will need to secure funding from Loral, or raise additional financing to fund this requirement and there can be no assurance that Loral Orion will be successful in doing so. Sources of additional capital may include public or private debt, vendor financing, equity financings or strategic investments. To the extent that Loral Orion seeks to raise additional debt financing, its indenture relating to its 10% senior notes limits the amount of such additional debt to $100 million for such replacement satellite and prohibits Loral Orion from using Telstar 11, Telstar 10/Apstar IIR and Telstar 12 as collateral for indebtedness. See Commitments and Contingencies.

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

     On September 28, 1999, Loral Orion purchased from APT Satellite Company Limited ("APT") for approximately $273 million, the rights to all transponder capacity and existing customer leases on the Apstar IIR satellite (except for one C-band transponder retained by APT), and renamed the satellite the Telstar 10/ Apstar IIR satellite. Loral Orion has full use of the transponders for the remaining life of Telstar 10/Apstar IIR. Loral Orion also has the right to provide replacement satellites upon the end of life of Telstar 10/Apstar IIR, for which it will be required to pay a fee to APT for the right to use the orbital slot.

  Satmex

     Satmex currently has two satellites in orbit (Solidaridad 2 and Satmex 5) and one satellite in inclined orbit (Morelos 2). In August 2000, Satmex announced that its Solidaridad 1 satellite ceased operation and was irretrievably lost. The loss was caused by the failure of the back-up control processor on board the satellite. Solidaridad 1, which was built by Hughes Space and Communications ("Hughes") and launched in

1994, experienced a failure of its primary control processor in April 1999, and had been operating on its back-up processor since that time. The majority of Solidaridad 1 customers were provided replacement capacity on other Satmex satellites or on satellites operated by Loral Skynet. The loss of Solidaridad 1 was fully covered by insurance proceeds. Satmex has contracted with SS/L to build a replacement satellite. This satellite, known as Satmex 6, is scheduled to be launched in the first quarter of 2003, and is designed to provide broader coverage and higher power levels than any other satellite currently in the Satmex fleet.

     At March 31, 2002, Solidaridad 2 had a remaining estimated useful life of seven years. Solidaridad 2 was also manufactured by Hughes and is similar in design to Solidaridad 1 and to other Hughes satellites which have experienced in-orbit component failures. While Satmex has obtained in-orbit insurance for Solidaridad 2, a satellite failure may result in a drop in Satmex's profits, which loss of profits would not be insured. The in-orbit insurance for Solidaridad 2 expires in November 2002. Satmex cannot guarantee that it will be able to renew the insurance at the end of this period, or that if renewal is available, that it would be on acceptable terms. For example, a renewal policy for Solidaridad 2 may not insure against an in-orbit failure due to the loss of the satellite's control processor, the same component that caused the loss of Solidaridad 1 and other Hughes satellites. An uninsured loss would have a material adverse effect on Satmex's results of operations and financial condition.

     In August 2001, the Mexican government granted market access rights for satellites owned by non-Mexican satellite operators, including SES Global and PanAmSat, resulting in increased competition for Satmex.

     In connection with the privatization of Satmex by the Mexican Government of its fixed satellite services business, Loral and Principia formed a joint venture, Firmamento Mexicano, S.A. de R.L. de C.V. ("Holdings"). In 1997, Holdings acquired 75% of the outstanding capital stock of Satmex. As part of the acquisition, Servicios Corporativos Satelitales, S.A. de C.V. ("Servicios"), a wholly owned subsidiary of Holdings, issued a seven-year Government Obligation ("Government Obligation") to the Mexican Government in consideration for the assumption by Satmex of the debt incurred by Servicios in connection with the acquisition. The Government Obligation had an initial face amount of $125 million, which accretes at 6.03% and expires in December 2004. The debt of Satmex and Holdings is non-recourse to Loral and Principia. However, Loral and Principia have agreed to maintain assets in a collateral trust in an amount equal to the value of the Government Obligation through December 30, 2000 and, thereafter, in an amount equal to 1.2 times the value of the Government Obligation until maturity. As of March 31, 2002, Loral and Principia have pledged their respective shares in Holdings in such trust. Loral has a 65% economic interest in Holdings and a 49% indirect economic interest in Satmex. Loral accounts for Satmex using the equity method. The covenants of Satmex's debt instruments restrict the ability of Satmex to pay dividends to Loral.

  Europe*Star

     In December 1998, Loral finalized its strategic partnership with a subsidiary of Alcatel to jointly build and operate Europe*Star, a geostationary satellite system that commenced service in 2001. Europe*Star is a member of the Loral Global Alliance, which is led by Loral Skynet. Through March 31, 2002, Loral has invested $76 million in Europe*Star. As of March 31, 2002, Loral owned 47% of Europe*Star. Pursuant to the terms of the shareholders agreement, Loral has permitted Alcatel to fund additional expenditures to develop Europe*Star's business and infrastructure through $181 million in loans to the venture, which Alcatel claims are payable on demand.

  XTAR, L.L.C.

     XTAR, L.L.C. ("XTAR"), a newly formed joint venture between Loral and Hisdesat Servicios Estrategicos, S.A. ("Hisdesat"), a consortium comprised of leading Spanish telecommunications companies, including Hispasat, S.A., and agencies of the Spanish government, plans to construct and launch an X-band satellite by the end of 2003 to provide X-band services to government users in the United States and Spain, as well as other friendly and allied nations. XTAR is owned 56% by Loral (accounted for under the equity method since the Company does not control certain significant operating decisions) and 44% by Hisdesat. In addition, XTAR has agreed to lease certain transponders on the Spainsat satellite, which is being constructed for Hisdesat. As of March 31, 2002, the partners in proportion to their respective ownership interests, have contributed $20 million to XTAR and expect to fund an additional $35 million in 2002. XTAR expects to raise the remaining amount of the funds it needs to construct and launch its satellite through vendor and other third-party financings.

  Globalstar and GTL

     The Company accounts for its investment in Globalstar's $500 million credit facility at fair value, with changes in the value (net of tax) recorded as a component of other comprehensive loss (see Notes 3 and 5 to the condensed consolidated financial statements). The Company recognized unrealized net gains (losses) after taxes as a component of other comprehensive income (loss) of $7 million and $(10) million in 2002 and 2001, respectively, in connection with this security.

     In January 2001, Globalstar suspended indefinitely principal and interest payments on its debt and dividend payments on its redeemable preferred partnership interests in order to conserve cash for operations.

     On February 15, 2002, Globalstar and certain of its direct subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court for the District of Delaware (the "Court"). In connection therewith, Loral/Qualcomm Satellite Services, L.P., the managing general partner of Globalstar, its general partner, Loral/Qualcomm Partnership, L.P. ("LQP"), and certain of Loral's subsidiaries that serve as general partners of LQP also filed voluntary petitions with the Court. As a result of Globalstar's bankruptcy petition, several of Globalstar's debt facilities and other debt obligations have been accelerated and are immediately due and payable. Subcontractors have assumed $87 million of financing related to deferred billings SS/L has provided to Globalstar at March 31, 2002, which includes $46 million which is non-recourse to SS/L in the event of non-payment by Globalstar due to bankruptcy and is included in long-term liabilities in the consolidated balance sheets.

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

     As of March 31, 2002, the Company's investment in Globalstar related activities was approximately $42 million, consisting primarily of the fair value of its investment in Globalstar's $500 million credit facility, which was based on the trading values of Globalstar's public debt at March 31, 2002. If Globalstar were unable to effectuate a successful restructuring, the Company's remaining investment in Globalstar's $500 million credit facility would be impaired, which, as discussed above, would have no effect on the Company's results of operations. Loral's investment in the 2002 operations of those Globalstar service provider ventures in which it participates as an equity owner is expected to be less than $5 million in 2002. These Globalstar service providers own and operate gateways, are licensed to provide services and, through their sales and marketing organizations, are actively selling Globalstar service, in their respective territories.

  Contractual Obligations

     Contractual obligations as previously disclosed in the Company's Latest Annual Report on Form 10-K have not materially changed, except for the reduction in the aggregate liquidation preference of $109 million resulting from the exchange of the Company's preferred stock for common stock in April 2002 (See Liquidity and Capital Resources).

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

     In September 2001, the PAS 7 satellite built by SS/L for PanAmSat experienced an electrical power failure on its solar arrays that resulted in the loss of use of certain transponders on the satellite. As a result, PanAmSat has claimed that under its contract with SS/L it is entitled to be paid $16 million. SS/L disputes this claim and is in discussions with PanAmSat to resolve this matter. SS/L believes that this failure is an isolated event and does not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, SS/L does not believe that this anomaly will affect other on-orbit satellites built by SS/L. However, in connection with the renewal of the insurance for the Telstar 10/Apstar IIR satellite in October 2001, the insurance underwriters have excluded losses due to solar array failures, since Telstar 10/Apstar IIR was manufactured by SS/L and has the same solar array configuration as PAS 7. Loral is currently in discussions with its insurers to remove this exclusion from the Telstar 10/Apstar IIR policy, in return for a deductible for losses arising from electrical problems on the satellite's solar arrays. There can be no assurance that these discussions will be successful. Three other satellites operated by Loral Skynet have the same solar array configuration as Telstar 10/Apstar IIR. There can be no assurance that the insurers will not require similar exclusions in connection with renewals of insurance for these satellites in 2003 and 2004. In addition, the PAS 8 satellite has experienced minor losses of power from its solar arrays, the cause of which is unrelated to the loss of power on the PAS 7 satellite. PanAmSat has claimed that under its contract with SS/L it is entitled to be paid $7.5 million as a result of these minor power losses. SS/L disputes this claim. SS/L and PanAmSat are in discussions to resolve this matter.

     SS/L has contracted to build a spot beam, Ka-band satellite for a customer planning to offer broadband data services directly to the consumer. The customer has failed to make certain payments due to SS/L under the contract and has asserted that SS/L is not able to meet the contractual delivery date for the satellite. As of March 31, 2002, SS/L had billed and unbilled accounts receivable and vendor financing arrangements of $49 million with this customer. SS/L and the customer have entered into an agreement that provides that, until July 1, 2002, neither party will assert that the other party is in default under the contract, and the parties are currently engaged in discussions to resolve their outstanding issues. In addition, SS/L and the customer have agreed to suspend work on the satellite during these discussions, pending the outcome of the discussions. If the parties do not resolve their issues, it is likely that each party would assert that the other is in default. The contract provides that SS/L may terminate the contract for a customer default 90 days after serving a notice of default if the default is not cured by the customer; upon such a default, SS/L would be entitled to recover the contractually agreed price of items delivered and accepted prior to termination and 115% of its actual costs incurred for items not delivered prior to termination. The contract also provides that the customer may terminate the contract for an SS/L default 133 days after serving a notice of default if the default is not cured by SS/L; upon such a default, SS/L would be obligated to refund all amounts previously paid by the customer, $78 million as of December 31, 2001, plus interest. Based on the discussions currently in progress with the customer and other parties who may be interested in the satellite, management's assessment of the market opportunities for the satellite and consideration of the satellite's estimated value, management does not believe that this matter will have a material adverse effect on the consolidated financial position or results of operations of Loral.

     SS/L was a party to an Operational Agreement with Alcatel Space Industries, pursuant to which the parties had agreed to cooperate on certain satellite programs, and an Alliance Agreement with Alcatel Space (together with Alcatel Space Industries, Alcatel), pursuant to which Alcatel had certain rights with respect to SS/L, including the right to appoint two representatives to SS/L's seven-member board of directors, rights to approve certain extraordinary actions and certain rights to purchase SS/L shares at fair market value in the event of a change of control (as defined) of either Loral or SS/L. The agreements between Alcatel and SS/L were terminable on one year's notice, and, on February 22, 2001, Loral gave notice to Alcatel that they would expire on February 22, 2002. In April 2001, Alcatel commenced an arbitration proceeding challenging the effectiveness of Loral's notice of termination and asserting various alleged breaches of the agreements by SS/L relating to the exchange of information and other procedural or administrative matters. In February 2002, the arbitral tribunal upheld the validity of Loral's termination effective February 22, 2002 and Alcatel's claims as to certain breaches. The arbitral tribunal has provided both parties with an opportunity to file any additional claims or counterclaims they may have. In March 2002, Alcatel submitted additional claims against Loral and SS/L and is seeking at least $330 million in damages in respect of all of its claims. The Company believes that Alcatel's claims for damages are without merit and have been asserted for competitive reasons to disadvantage SS/L and that this matter will not have a material adverse effect on its consolidated financial position or results of operations. In April 2002, Loral and SS/L filed their statement of counterclaims against Alcatel. The claims being asserted against Alcatel are for breach of contract, tortious interference with contracts and business relationships, defamation, misappropriation of SS/L's confidential property, conversion, and intentional breaches of confidentiality agreements. Loral and SS/L are seeking injunctive relief, compensatory damages in the amount of $405 million, and punitive damages. The arbitral tribunal will decide at a later date whether any of Alcatel's claims or Loral's or SS/L's counterclaims give rise to damages. On April 5, 2002, Alcatel filed in the District Court for the Southern District of New York a petition to confirm and enforce the partial decision issued in February 2002 in the arbitration between the parties. On April 29, 2000, Loral filed its response to the petition, in which Loral supports confirmation of the decision, but disputes

Alcatel's claim that the decision requires the production of certain documents. The petition is pending before the court.

     The launch of ChinaSat-8 has been delayed pending SS/L's obtaining the approvals required for the launch. On December 23, 1998, the Office of Defense Trade Controls, or ODTC, of the U.S. Department of State temporarily suspended a previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. In addition, SS/L was required to re-apply for new export licenses from the State Department to permit the launch of ChinaSat-8 on a Long March launch vehicle when the old export licenses issued by the Commerce Department, the agency that previously had jurisdiction over satellite licensing, expired in March 2000. On January 4, 2001, the ODTC, while not rejecting these license applications, notified SS/L that they were being returned without action. On January 9, 2002, Loral, SS/L and the United States Department of State entered into a consent agreement (the "Consent Agreement") settling and disposing of all civil charges, penalties and sanctions associated with alleged violations by SS/L of the Arms Export Control Act and its implementing regulations. The Company recorded a charge in the fourth quarter of 2001 for the penalties associated with the Consent Agreement. The Consent Agreement provides that the State Department agrees, assuming the Company's and SS/L's faithful adherence to the terms of the Consent Agreement, and the Arms Export Control Act and its implementing regulations, that decisions concerning export licenses for the ChinaSat-8 spacecraft will be made on the basis of the security and foreign policy interests of the United States, including matters relating to U.S. relations with the People's Republic of China, without reference to the State Department's previously expressed concerns regarding SS/L's reliability, which concerns are considered to be appropriately mitigated through the operation of various provisions of the Consent Agreement. Discussions between SS/L and the State Department regarding SS/L's obtaining the approvals required for the launch of ChinaSat-8 are continuing.

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

  Globalstar Related Matters

     On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited ("GTL") and Globalstar, L.P. ("Globalstar") against GTL, Loral, Bernard
L. Schwartz and other defendants were consolidated into one action titled In re:
Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation, Loral and Bernard L. Schwartz alleging (a) that all defendants (except Loral) violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar's business and prospects, (b) that defendants Loral and Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of Globalstar, (c) that defendants GTL and Schwartz are liable under Section 11 of the Securities Act of 1933 (the "Securities Act") for untrue statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Loral and Schwartz are secondarily liable under Section 15 of the Securities Act for GTL's primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related or affiliated therewith. Loral and Mr. Schwartz have filed a motion to dismiss the amended complaint in its entirety as to Loral and Mr. Schwartz, which motion is pending before the court.

     On March 2, 2001, the seven separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of common stock of Loral Space & Communications Ltd. ("Loral") against Loral, Bernard L. Schwartz and Richard Townsend were consolidated into one action titled In re: Loral Space & Communications Ltd. Securities Litigation. On May 6, 2002, plaintiffs in the consolidated action filed a consolidated amended class action complaint alleging (a) that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by making material misstatements or failing to state material facts about Loral's financial condition and its investment in Globalstar and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged "controlling person" of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related or affiliated therewith.

     Loral believes that it has meritorious defenses to the above Globalstar related class action lawsuits and intends to pursue them vigorously.

     Loral holds debt obligations from Globalstar (see Note 5 to the condensed consolidated financial statements). Globalstar's proposed restructuring plan, which will be submitted to and subject to bankruptcy court approval, contemplates the creation of a new company, which will initially be owned by Globalstar's existing noteholders and other unsecured creditors, including Loral. In other situations in the past, challenges have been initiated seeking subordination or recharacterization of debt held by an affiliate of an issuer. While Loral knows of no reason why such a claim would prevail with respect to the debt Loral holds in Globalstar, there can be no assurance that such claims will not be made in Globalstar's bankruptcy proceeding. If such claims were to prove successful, it will jeopardize the amount of equity interest Loral will ultimately receive in the new Globalstar company. Moreover, actions may be initiated in Globalstar's bankruptcy proceeding seeking to characterize payments previously made by Globalstar to Loral prior to the filing date as preferential payments subject to repayment. Loral may also find itself subject to other claims brought by Globalstar creditors and securities holders, who may seek to impose liabilities on Loral as a result of its relationship with Globalstar. For instance, Globalstar's creditors may seek to pierce the corporate veil in an attempt to recover Globalstar obligations owed to them that are recourse to Loral's subsidiaries, which are general partners in Globalstar and have filed for bankruptcy protection. Globalstar's cumulative partners deficit at December 31, 2001, was $3.0 billion. Globalstar's proposed restructuring plan contemplates that mutual releases of claims related to Globalstar would be granted to and by various persons, including, among others, Loral and its affiliates, Globalstar, Globalstar's officers and directors, Globalstar partners, service providers acquired by Globalstar and the members of any official and informal committee of creditors. There can be no assurance that these releases will be approved by the bankruptcy court or, if approved, as to the scope of any releases finally obtained.

     In May 2000, Globalstar finalized $500 million of vendor financing arrangements with Qualcomm. The original terms of this vendor financing provided for interest at 6%, a maturity date of August 15, 2003 and required repayment pro rata with the term loans due to Loral under Globalstar's $500 million credit facility. As of December 31, 2001, $632 million was outstanding under this facility (including $132 million of capitalized interest).

     Loral has agreed that if the principal amount outstanding under the Qualcomm vendor financing facility exceeds the principal amount due Loral under Globalstar's $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As of March 31, 2002, Loral had no guarantee obligation.

OTHER MATTERS

  Insurance Costs

     The Company, like others in the satellite industry, is faced with significantly higher premiums on launch and in-orbit insurance and significantly shorter coverage periods than those that have been available in the past, which is due in part to the events of September 11, 2001. This development in the insurance industry will increase the cost of doing business for both the Company's satellite manufacturing and fixed satellite services segments. The Company intends to pass on such increased cost to its customers. There can be no assurance, however, that it will be able to do so. Insurance market conditions have historically been cyclical in nature. While the Company anticipates that these conditions will improve in the future, there can be no assurance that they will.

  Accounting Pronouncements

  SFAS 142

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. SFAS 142 also changed the evaluation criteria for testing goodwill for impairment from an undiscounted cash flow approach, which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17, Intangible Assets, to a test based on fair value. Fair value is determined by the amount at which an asset or liability could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and must be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value must be based on the best information available, including prices for similar assets and liabilities and the results of using other valuation techniques, such as public company trading multiples, future discounted cash flows and merger and acquisition transaction multiples. The Company adopted SFAS 142 on January 1, 2002.

     In accordance with SFAS 142, the Company's previously recognized cost in excess of net assets acquired ("goodwill") of $892 million for purchase businesses combinations completed prior to July 1, 2001, was reviewed under the new transitional guidance as of January 1, 2002. Goodwill had been previously assigned to the Company's business segments as follows (based on the net book value at December 31, 2001): FSS $597 million, satellite manufacturing and technology $286 million and data services $9 million. The Company hired professionals in the valuation consulting business to determine the fair value of each of the Company's reporting units. Since there were no quoted market prices in active markets for the Company's reporting units, the measurement of fair value for each reporting unit was based on the best information available for that reporting unit, including reasonable and supportable assumptions and projections, as follows: (1) FSS -- public company trading multiples, (2) satellite manufacturing and technology -- future discounted cash flows, and (3) data services -- merger and acquisition transaction multiples. Those professionals determined that the goodwill for each of the Company's reporting units under the new guidance in SFAS 142 was fully impaired.

Accordingly, as of January 1, 2002, the Company recorded a non-cash charge for the cumulative effect of the change in accounting principle of $892 million before taxes ($877 million after taxes).

     The charge is the result of a change in the evaluation criteria for goodwill from an undiscounted cash flow approach which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17, Intangible Assets, to the fair value approach which is stipulated in SFAS 142.

     The following table presents the actual financial results and as adjusted financial results without the amortization of goodwill for the Company for the three months ended March 31, 2001 (in thousands, except per share amounts):

                                                               ACTUAL    AS ADJUSTED
                                                              --------   -----------
Reported loss before cumulative effect of change in
  accounting principle......................................  $(57,268)   $(57,268)
Add back amortization of goodwill, net of taxes.............        --       6,652
                                                              --------    --------
Loss before cumulative effect of change in accounting
  principle.................................................   (57,268)    (50,616)
Cumulative effect of change in accounting principle, net of
  taxes.....................................................    (1,741)     (1,741)
                                                              --------    --------
Net loss....................................................   (59,009)    (52,357)
Preferred dividends.........................................   (16,123)    (16,123)
                                                              --------    --------
Net loss applicable to common shareholders..................  $(75,132)   $(68,480)
                                                              ========    ========
Reported basic and diluted loss per share before cumulative
  effect of change in accounting principle..................              $  (0.25)
Add back goodwill amortization per share....................                  0.02
                                                                          --------
As adjusted loss per share before cumulative effect of
  change in accounting principle............................                 (0.23)
Cumulative effect of change in accounting principle.........                    --
                                                                          --------
Adjusted net loss per share.................................              $  (0.23)
                                                                          ========

  SFAS 143

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

  SFAS 144

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company adopted SFAS 144 on January 1, 2002. The Company has determined that there was no effect on the Company's consolidated financial position or results of operations relating to the adoption of SFAS 144.

  SFAS 145

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 generally requires that any gains or losses on extinguishment of debt in current or prior periods be classified as other income (expense), beginning in fiscal 2003, with early adoption encouraged. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 145 in its consolidated financial statements.

                                    PART II.

                               OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

     See legal proceedings set forth in Note 8 to the condensed consolidated financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this report:

        Exhibit 12 -- Computation of Deficiency of Earnings to Cover Fixed
Charges

     (b) Reports on Form 8-K

DATE OF REPORT                                          DESCRIPTION
--------------                                          -----------
January 9, 2002    Item 5 -- Other        SS/L Settlement with Justice Department
                   Events
February 15, 2002  Item 5 -- Other        Globalstar Petition for Bankruptcy
                   Events

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

Date: May 14, 2002

                                 EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
Exhibit 12   --   Computation of Deficiency of Earnings to Cover Fixed Charges