Form 10-Q
period 2002-06-30
LORAL SPACE & COMMUNICATIONS LTD
filed 2002-08-14
CIK 1006269

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

      As of July 31, 2002, there were 372,930,403 shares of Loral Space & Communications Ltd. common stock outstanding.

================================================================================

                                     PART 1.

                              FINANCIAL INFORMATION

                        LORAL SPACE & COMMUNICATIONS LTD.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  JUNE 30,          DECEMBER 31,
                                                                                    2002                2001
                                                                                 -----------        ------------
                                                                                 (UNAUDITED)           (NOTE)
                                                 ASSETS
Current assets:
  Cash and cash equivalents ..............................................       $   107,680        $   159,949
  Accounts receivable, net ...............................................            40,363             39,299
  Contracts-in-process ...................................................           187,051            178,599
  Inventories ............................................................           106,660             98,179
  Other current assets ...................................................            75,429             93,667
                                                                                 -----------        -----------
    Total current assets .................................................           517,183            569,693
Property, plant and equipment, net .......................................         1,983,602          1,977,356
Cost in excess of net assets acquired, net ...............................                --            891,719
Long-term receivables ....................................................           192,574            190,306
Investments in and advances to affiliates ................................           182,881            189,119
Deposits .................................................................           105,290            155,490
Deferred tax assets ......................................................           301,363            297,528
Other assets .............................................................           104,880            119,494
                                                                                 -----------        -----------
                                                                                 $ 3,387,773        $ 4,390,705
                                                                                 ===========        ===========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ......................................       $   165,931        $   136,616
  Accounts payable .......................................................           113,718            144,841
  Accrued employment costs ...............................................            38,218             39,232
  Customer advances ......................................................           138,050            148,990
  Accrued interest and preferred dividends ...............................            43,073             31,170
  Income taxes payable ...................................................            35,056             34,516
  Other current liabilities ..............................................            51,499             46,960
                                                                                 -----------        -----------
    Total current liabilities ............................................           585,545            582,325
Pension and other postretirement liabilities .............................            60,015             55,590
Long-term liabilities ....................................................           137,090            156,716
Long-term debt ...........................................................         2,164,181          2,226,525
Minority interest ........................................................            15,917             18,681
Convertible redeemable preferred stock:
  6% Series C ($133,797 redemption value), $.01 par value ................           131,996                 --
  6% Series D ($57,061 redemption value), $.01 par value .................            55,378                 --
Commitments and contingencies (Notes 7, 8 and 9)
Shareholders' equity:
  6% Series C convertible redeemable preferred stock
    ($270,412 and $491,994 redemption value), $.01 par value .............           266,772            485,371
  6% Series D convertible redeemable preferred stock
    ($112,523 and $305,539 redemption value), $.01 par value .............           109,205            296,529
  Common stock, $.01 par value ...........................................             3,711              3,368
  Paid-in capital ........................................................         3,035,219          2,771,964
  Treasury stock .........................................................            (3,360)            (3,360)
  Unearned compensation ..................................................                (4)               (81)
  Retained deficit .......................................................        (3,195,504)        (2,223,710)
  Accumulated other comprehensive income .................................            21,612             20,787
                                                                                 -----------        -----------
Total shareholders' equity ...............................................           237,651          1,350,868
                                                                                 -----------        -----------
                                                                                 $ 3,387,773        $ 4,390,705
                                                                                 ===========        ===========

----------
Note: The December 31, 2001 balance sheet has been derived from the audited consolidated financial statements at that date.

           See notes to condensed consolidated financial statements.

                        LORAL SPACE & COMMUNICATIONS LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                            JUNE 30,                      JUNE 30,
                                                                    ------------------------      ------------------------
                                                                       2002           2001           2002           2001
                                                                    ---------      ---------      ---------      ---------
Revenues from satellite sales .................................     $ 214,579      $ 160,164      $ 413,050      $ 307,986
Revenues from satellite services ..............................       101,781        114,698        211,486        228,011
                                                                    ---------      ---------      ---------      ---------
  Total revenues ..............................................       316,360        274,862        624,536        535,997
Cost of satellite sales .......................................       193,857        139,125        380,285        265,729
Cost of satellite services ....................................        62,422         73,189        128,718        149,144
Selling, general and administrative expenses ..................        42,373         55,740         83,120        110,390
                                                                    ---------      ---------      ---------      ---------
Operating income ..............................................        17,708          6,808         32,413         10,734
Interest and investment income ................................         4,452          6,660          9,861         14,328
Interest expense ..............................................       (18,385)       (46,751)       (36,955)       (96,444)
                                                                    ---------      ---------      ---------      ---------
Income (loss) before income taxes, equity in net loss of
  affiliates, minority interest and cumulative effect of
  change in accounting principle ..............................         3,775        (33,283)         5,319        (71,382)
Income tax (expense) benefit ..................................        (7,724)            25        (13,252)         1,950
                                                                    ---------      ---------      ---------      ---------
Loss before equity in net loss of affiliates, minority
  interest and cumulative effect of change in accounting
  principle ...................................................        (3,949)       (33,258)        (7,933)       (69,432)
Equity in net losses of affiliates, net of taxes ..............       (12,644)       (20,707)       (28,594)       (43,061)
Minority interest, net of taxes ...............................           (68)          (732)             6            529
                                                                    ---------      ---------      ---------      ---------
Loss before cumulative effect of change in accounting
  principle ...................................................       (16,661)       (54,697)       (36,521)      (111,964)
Cumulative effect of change in accounting principle, net of
  taxes (Notes 3 and 6) .......................................            --             --       (876,500)        (1,741)
                                                                    ---------      ---------      ---------      ---------
Net loss ......................................................       (16,661)       (54,697)      (913,021)      (113,705)
Preferred dividends ...........................................       (46,810)       (40,694)       (58,773)       (56,817)
                                                                    ---------      ---------      ---------      ---------
Net loss applicable to common shareholders ....................     $ (63,471)     $ (95,391)     $(971,794)     $(170,522)
                                                                    =========      =========      =========      =========
Basic and diluted loss per share:
 Before cumulative effect of change in accounting
  principle ...................................................     $   (0.18)     $   (0.29)     $   (0.27)     $   (0.54)
 Cumulative effect of change in accounting principle ..........            --             --          (2.53)         (0.01)
                                                                    ---------      ---------      ---------      ---------
 Loss per share ...............................................     $   (0.18)     $   (0.29)     $   (2.80)     $   (0.55)
                                                                    =========      =========      =========      =========
Weighted average shares outstanding:
  Basic and diluted ...........................................       358,166        326,859        347,609        312,758
                                                                    =========      =========      =========      =========

           See notes to condensed consolidated financial statements.

                        LORAL SPACE & COMMUNICATIONS LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                    ------------------------
                                                                                       2002           2001
                                                                                    ---------      ---------
Operating activities:
  Net loss ....................................................................     $(913,021)     $(113,705)
  Non-cash items:
     Equity in net loss of affiliates, net of taxes ...........................        36,792         43,061
     Minority interest, net of taxes ..........................................            (6)          (529)
     Cumulative effect of change in accounting principle, net of taxes ........       876,500          1,741
     Deferred taxes ...........................................................        16,913         (2,865)
     Non-cash interest (income) expense .......................................          (529)        19,882
     Depreciation and amortization ............................................        95,222        109,676
  Changes in operating assets and liabilities:
     Accounts receivable ......................................................        (1,064)        (8,387)
     Contracts-in-process .....................................................       (11,771)        (6,270)
     Inventories ..............................................................         1,482        (25,667)
     Long-term receivables ....................................................        (2,268)       (17,767)
     Deposits .................................................................        50,200         14,300
     Other current assets and other assets ....................................        17,188         11,432
     Accounts payable .........................................................       (31,112)        10,851
     Accrued expenses and other current liabilities ...........................         5,986          3,565
     Customer advances ........................................................       (10,940)        22,409
     Income taxes payable .....................................................           540            586
     Pension and other postretirement liabilities .............................         4,425          3,769
     Long-term liabilities ....................................................       (19,626)       (11,888)
     Other ....................................................................            88            (65)
                                                                                    ---------      ---------
Net cash provided by operating activities .....................................       114,999         54,129
                                                                                    ---------      ---------
Investing activities:
  Capital expenditures ........................................................       (99,330)      (126,017)
  Investments in and advances to affiliates ...................................       (21,714)       (20,124)
                                                                                    ---------      ---------
Net cash used in investing activities .........................................      (121,044)      (146,141)
                                                                                    ---------      ---------
Financing activities:
  Borrowings under revolving credit facilities ................................        86,000         85,000
  Repayments under term loans .................................................       (32,500)       (56,000)
  Repayments under revolving credit facilities ................................       (84,000)       (85,000)
  Repayments of export-import facility ........................................        (1,073)        (1,073)
  Repayments of other long-term obligations ...................................          (927)        (1,173)
  Preferred dividends .........................................................       (20,878)       (28,292)
  Proceeds from stock issuances ...............................................         7,154          9,908
                                                                                    ---------      ---------
Net cash used in financing activities .........................................       (46,224)       (76,630)
                                                                                    ---------      ---------
Decrease in cash and cash equivalents .........................................       (52,269)      (168,642)
Cash and cash equivalents -- beginning of period ..............................       159,949        394,045
                                                                                    ---------      ---------
Cash and cash equivalents -- end of period ....................................     $ 107,680      $ 225,403
                                                                                    =========      =========
Non-cash activities:
  Unrealized gains (losses) on available-for-sale securities, net of taxes ....     $   1,516      $ (20,207)
                                                                                    =========      =========
  Unrealized net (losses) gains on derivatives, net of taxes ..................     $    (779)     $   3,067
                                                                                    =========      =========
  Conversion of Series C preferred stock and Series D preferred stock
    and related issuance of additional common shares on conversion ............     $ 256,444      $ 300,328
                                                                                    =========      =========

           See notes to condensed consolidated financial statements.

                        LORAL SPACE & COMMUNICATIONS LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL BUSINESS

      Loral Space & Communications Ltd. together with its subsidiaries ("Loral" or the "Company") is one of the world's leading satellite communications companies with substantial activities in satellite-based communications services and satellite manufacturing. Loral is organized into three operating businesses (see Note 11):

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

2. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Loral included in Loral's latest Annual Report on Form 10-K.

      Reclassifications

      Certain reclassifications have been made to conform prior period amounts to the current period presentation.

3. COMPREHENSIVE LOSS

      The components of comprehensive loss are as follows (in thousands):

                                                                        THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                                        ---------------------------  -------------------------
                                                                            2002          2001           2002           2001
                                                                          --------      --------      ---------      ---------
      Net loss ......................................................     $(16,661)     $(54,697)     $(913,021)     $(113,705)
      Cumulative translation adjustment .............................          332          (430)            88           (906)
      Unrealized gains (losses) on available-for-sale securities,
          net of taxes ..............................................     (4,978)      (10,096)         1,516        (20,207)
      Derivatives classified as cash flow hedges (net of taxes):
        Cumulative transition adjustment ............................           --            --             --          1,220
        Net (decrease) increase in foreign currency exchange
          contracts .................................................       (1,996)        4,326         (1,279)         8,269
        Reclassifications into revenue and cost of sales from
          other comprehensive income ................................        1,145        (3,735)           500         (6,422)
                                                                          --------      --------      ---------      ---------
      Comprehensive loss ............................................     $(22,158)     $(64,632)     $(912,196)     $(131,751)
                                                                          ========      ========      =========      =========

                        LORAL SPACE & COMMUNICATIONS LTD.

4. CONTRACTS-IN-PROCESS

                                        JUNE 30,   DECEMBER 31,
                                          2002        2001
                                        --------   ------------
                                            (IN THOUSANDS)
      U.S. government contracts:
        Amounts billed ............     $  2,919     $  1,613
        Unbilled receivables ......        3,548        3,650
                                        --------     --------
                                           6,467        5,263
                                        --------     --------
      Commercial contracts:
        Amounts billed ............      169,808      157,153
        Unbilled receivables ......       10,776       16,183
                                        --------     --------
                                         180,584      173,336
                                        --------     --------
                                        $187,051     $178,599
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

5. INVESTMENTS IN AND ADVANCES TO AFFILIATES

      Investments in and advances to affiliates consist of (in thousands):

                                                                                   JUNE 30,   DECEMBER 31,
                                                                                     2002         2001
                                                                                   --------   ------------
      Satmex equity investments ..............................................     $ 59,525     $ 71,318
      Europe*Star equity investments and advances ............................       68,736       82,346
      XTAR equity investments ................................................       19,433        2,781
      Globalstar:
        Acquired notes and loans ($630 million and $624 million
           principal and accrued interest as of June 30, 2002 and
           December 31, 2001, respectively) ..................................       35,187       32,674
        Vendor financing ($250 million and $249 million principal
           and accrued interest as of June 30, 2002 and December 31, 2001,
           respectively ......................................................           --           --
                                                                                   --------     --------
                                                                                   $182,881     $189,119
                                                                                   ========     ========

      The Company accounts for its investment in Globalstar's $500 million credit facility at fair value, with changes in the value (net of taxes) recorded as a component of other comprehensive loss.

      Equity in net losses of affiliates consists of (in thousands):

                                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              JUNE 30,                    JUNE 30,
                                                                       ----------------------      ----------------------
                                                                         2002          2001          2002          2001
                                                                       --------      --------      --------      --------
      Satmex .....................................................     $ (3,060)     $ (5,841)     $(10,656)     $ (9,057)
      Europe*Star ................................................       (7,568)       (5,317)      (13,683)      (11,415)
      XTAR, net of taxes .........................................         (560)           --          (913)           --
      Globalstar and Globalstar service provider partnerships,
      net of taxes ...............................................       (1,456)       (9,549)       (3,342)      (22,589)
                                                                       --------      --------      --------      --------
                                                                       $(12,644)     $(20,707)     $(28,594)     $(43,061)
                                                                       ========      ========      ========      ========

                        LORAL SPACE & COMMUNICATIONS LTD.

      Subsequent to December 31, 2000, the Company has not recognized any income or loss related to its share of Globalstar's operating losses.

      During the second quarter of 2002, the Company recorded a $9 million charge to equity in net losses of affiliates relating to liabilities it had guaranteed in connection with a Globalstar service provider partnership, which is included in other current liabilities in the condensed consolidated balance sheet.

      In connection with recording its share of Globalstar's operating losses in 2000, the Company recorded as a charge to equity in net losses of affiliates, $22.3 million representing the estimated probable uncollectible costs relating to subcontractor obligations to be incurred by the Company on Globalstar's behalf. During the second quarter of 2002, the Company recovered a claim with a vendor on the Globalstar program. Of this recovery, $14 million ($8 million after taxes) has been reflected in the statement of operations as equity income related to Globalstar, which, combined with recoveries recorded in 2001, fully offset the probable uncollectible costs originally recorded. Globalstar or its creditors may assert a claim to some portion or all of this recovery. If so, the Company will vigorously dispute any such claim.

      The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

                                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                  JUNE 30,                    JUNE 30,
                                                                           ----------------------      ----------------------
                                                                             2002          2001          2002          2001
                                                                           --------      --------      --------      --------
      Revenues .......................................................     $ 27,947      $ 28,352      $ 50,589      $ 58,831
      Investment income ..............................................          294           295           588           589
      Interest expense capitalized on development stage enterprise ...          270            --           397            --
      Profits relating to affiliate transactions not eliminated ......          921           355         2,077           848
      Elimination of Loral's proportionate share of profits
        relating to affiliate transactions ...........................         (958)         (341)       (2,083)         (811)
      Amortization of deferred credit, capitalized interest and
        profits relating to investments in affiliates ................          326            (8)          254           254

      The following table presents summary statement of operations data of Loral's affiliates Satmex and Europe*Star (in thousands):

                                                                           THREE MONTHS ENDED JUNE 30,
                                                            ------------------------------------------------------------
                                                                      2002                             2001
                                                            --------------------------       ---------------------------
                                                            SATMEX         EUROPE*STAR        SATMEX         EUROPE*STAR
                                                           --------        -----------       --------        -----------
      Revenues ....................................        $ 20,400         $  3,622         $ 32,847         $  3,236
      Operating income (loss) .....................            (708)          (6,244)          10,004           (8,523)
      Net loss ....................................             (87)         (14,680)          (6,577)         (12,718)
      Net loss applicable to common shareholders ..            (464)         (14,680)          (6,954)         (12,718)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                            ------------------------------------------------------------
                                                                      2002                             2001
                                                            --------------------------       ---------------------------
                                                            SATMEX         EUROPE*STAR        SATMEX         EUROPE*STAR
                                                           --------        -----------       --------        -----------
      Revenues ....................................        $ 43,009         $  8,119         $ 66,704         $  4,882
      Operating income (loss) .....................             467          (12,683)          20,537          (15,763)
      Net loss ....................................          (7,740)         (28,781)          (7,615)         (25,684)
      Net loss applicable to common shareholders ..          (8,494)         (28,781)          (8,369)         (25,684)

6. ACCOUNTING FOR GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

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

                        LORAL SPACE & COMMUNICATIONS LTD.

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

      Goodwill

      In accordance with SFAS 142, the Company's previously recognized cost in excess of net assets acquired ("goodwill") of $892 million for business acquisitions accounted for under the purchase method of accounting completed prior to July 1, 2001, was reviewed under the new transitional guidance as of January 1, 2002. Goodwill had been previously assigned to the Company's business segments as follows (based on the net book value at December 31, 2001): FSS $597 million, satellite manufacturing and technology $286 million and data services $9 million. The Company hired professionals in the valuation consulting business to determine the fair value of each of the Company's reporting units. Since there were no quoted market prices in active markets for the Company's reporting units, the measurement of fair value for each reporting unit was based on the best information available for that reporting unit, including reasonable and supportable assumptions and projections, as follows: (1) FSS -- public company trading multiples, (2) satellite manufacturing and technology -- future discounted cash flows, and (3) data services -- merger and acquisition transaction multiples. Those professionals determined that the goodwill for each of the Company's reporting units under the new guidance in SFAS 142 was fully impaired. Accordingly, as of January 1, 2002, the Company recorded a non-cash charge for the cumulative effect of the change in accounting principle of $892 million before taxes ($877 million after taxes).

      The charge is the result of a change in the evaluation criteria for goodwill from an undiscounted cash flow approach which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17, Intangible Assets, to the fair value approach which is stipulated in SFAS 142.

      The following table presents the actual financial results and as adjusted financial results without the amortization of goodwill for the Company for the three and six months ended June 30, 2001 (in thousands, except per share amounts):

                                                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                              ------------------          ----------------
                                                                            ACTUAL     AS ADJUSTED      ACTUAL      AS ADJUSTED
                                                                            ------     -----------      ------      -----------
Reported loss before cumulative effect of change in
  accounting principle ...............................................     $(54,697)    $(54,697)     $(111,964)     $(111,964)
Add back amortization of goodwill, net of taxes ......................           --        6,656             --         13,314
                                                                           --------     --------      ---------      ---------
Loss before cumulative effect of change in accounting
  principle ..........................................................      (54,697)     (48,041)      (111,964)       (98,650)
Cumulative effect of change in accounting principle, net of  taxes ...           --           --         (1,741)        (1,741)
                                                                           --------     --------      ---------      ---------
Net loss .............................................................      (54,697)     (48,041)      (113,705)      (100,391)
Preferred dividends ..................................................      (40,694)     (40,694)       (56,817)       (56,817)
                                                                           --------     --------      ---------      ---------
Net loss applicable to common shareholders ...........................     $(95,391)    $(88,735)     $(170,522)     $(157,208)
                                                                           ========     ========      =========      =========
Reported basic and diluted loss per share before cumulative
  effect of change in accounting principle ...........................                     (0.29)                        (0.54)
Add back goodwill amortization per share .............................                      0.02                          0.04
                                                                                        --------                     ---------
As adjusted loss per share before cumulative effect of
  change in accounting principle .....................................                     (0.27)                        (0.50)
Cumulative effect of change in accounting principle ..................                        --                         (0.01)
                                                                                        --------                     ---------
Adjusted loss per share ..............................................                  $  (0.27)                    $   (0.51)
                                                                                        ========                     =========

      Other Acquired Intangible Assets

      The Company evaluated the useful lives of its other acquired intangible assets in connection with the adoption of SFAS 142 and determined that no changes to the useful lives were necessary.

                        LORAL SPACE & COMMUNICATIONS LTD.

      Other acquired intangible assets are included in other assets in the Company's condensed consolidated balance sheets as follows (in millions):

                                      JUNE 30, 2002             DECEMBER 31, 2001
                                  ---------------------      ----------------------

                                  GROSS     ACCUMULATED      GROSS      ACCUMULATED
                                  AMOUNT   AMORTIZATION      AMOUNT    AMORTIZATION
                                  ------   ------------      ------    ------------
      Regulatory fees ....        $22.7        $(3.8)        $22.7        $(3.0)
      Other intangibles ..         13.0         (7.5)         13.0         (6.6)
                                  -----       ------         -----        -----
           Total .........        $35.7       $(11.3)        $35.7        $(9.6)
                                  =====       ======         =====        =====

      The weighted average remaining amortization period for regulatory fees was nine years and for other intangibles was three years, as of June 30, 2002.

      Total pre-tax amortization expense for other acquired intangible assets for the three months ended June 30, 2002 and 2001 was $0.9 million and $1.1 million, respectively and for the six months ended June 30, 2002 and 2001 was $1.7 million and $1.9 million, respectively. Annual pre-tax amortization expense for other acquired intangible assets over the next five years is estimated to be as follows (in millions):

      2002 .........................................       $3.4
      2003 .........................................        3.4
      2004 .........................................        3.3
      2005 .........................................        2.5
      2006 .........................................        1.4

7. LONG TERM DEBT

                                                                             JUNE 30,    DECEMBER 31,
                                                                               2002         2001
                                                                            ----------   ------------
                                                                                  (IN THOUSANDS)
      Loral Orion 10.00% Senior notes due 2006 (principal amount
        $613 million) .................................................     $  903,738     $  903,738
      Loral Satellite term loan, 5.63% and 5.64% at June 30, 2002
        and December 31, 2001, respectively ...........................        271,500        294,000
      Loral Satellite revolving credit facility, 5.41% and 5.14%
        at June 30, 2002 and December 31, 2001, respectively ..........        138,000        136,000
      LSC term loan facility, 4.29% and 4.17% at June 30, 2002
        and December 31, 2001 respectively ............................        390,000        400,000
      LSC revolving credit facility, 4.38% and 4.17% at June 30,
        2002 and December 31, 2001, respectively ......................        165,000        165,000
      9.50% Senior notes due 2006 .....................................        350,000        350,000
      Export-import credit facility ...................................          7,507          8,580
      Other ...........................................................            548            557
      Non-recourse debt of Loral Orion:
        11.25% Senior notes due 2007 (principal amount $37
           million) ...................................................         40,080         40,385
        12.50% Senior discount notes due 2007 (principal amount at maturity $49 million and accreted principal amount $49
           million) ...................................................         54,472         54,696
        Other .........................................................          9,267         10,185
                                                                            ----------     ----------
      Total debt ......................................................      2,330,112      2,363,141
      Less, current maturities ........................................        165,931        136,616
                                                                            ----------     ----------
                                                                            $2,164,181     $2,226,525
                                                                            ==========     ==========

8. SHAREHOLDERS' EQUITY

      The Company's 6% Series C convertible redeemable preferred stock ("the Series C Preferred Stock") and 6% Series D convertible redeemable preferred stock ("the Series D Preferred Stock") have mandatory redemption dates in 2006 and 2007, respectively. The Company has the ability to make mandatory redemption payments to the holders in either cash or common stock, or a combination of the two. Based upon the price of the Company's common stock at June 30, 2002, the

                        LORAL SPACE & COMMUNICATIONS LTD.

Company has not authorized a sufficient number of shares of its common stock to effect payment of the total mandatory redemptions in common stock in 2006 and 2007. Accordingly, as of June 30, 2002, the Company classified an aggregate of $187 million of its Series C Preferred Stock and Series D Preferred Stock outside the shareholders' equity section of the balance sheet, based on the average of the volume weighted average daily price of the Company's common stock as defined (approximately $1.22 per share at June 30, 2002). Had the volume weighted average daily price of the Company's common stock as calculated been above $1.79 at June 30, 2002, none of the Company's preferred stock would have been classified outside the shareholders' equity section of the balance sheet. The exact number of shares of the Company's common stock that may be issued on a mandatory redemption date cannot be determined at this time. That number will depend on a number of factors not known today, such as the price of the Company's common stock and the number of shares of the Company's preferred stock outstanding at that time. The Company could, subject to shareholder approval, increase the authorized number of shares of its common stock to effect payment of the total mandatory redemptions in common stock. The amount, if any, of the Series C Preferred Stock and Series D Preferred Stock classified outside the shareholders' equity section will vary in future periods depending on these factors.

      During the second quarter of 2002, in privately negotiated exchange transactions, Loral converted 1.8 million shares of its Series C Preferred Stock and 2.7 million shares of its Series D Preferred Stock (representing approximately 28% of its preferred stock outstanding) into 30.9 million shares of its common stock. In connection with these transactions, Loral incurred non-cash dividend charges of $38 million, which primarily relate to the difference between the value of the common stock issued in the exchanges and the value of the shares that were issuable under the stated conversion terms of the preferred stock. The non-cash dividend charges had no impact on Loral's total shareholders' equity as the offset was an increase in common stock and paid-in capital. As a result of these transactions, Loral retired preferred stock with mandatory redemptions of $224 million in 2006 and 2007 and will save $13.4 million in annual dividends that it would otherwise have been obligated to pay over the life of the preferred stock retired. To the extent that the Company makes additional exchanges in the future, the Company will reduce the number of shares of its preferred stock subject to redemption. However, there is no guarantee that these exchanges will or can be made in the future.

9. COMMITMENTS AND CONTINGENCIES

      Loral Skynet has entered into prepaid leases, sales contracts and other arrangements relating to transponders on its satellites. Under the terms of these agreements, Loral Skynet continues to operate the satellites which carry the transponders and originally provided for a warranty for a period of 10 to 14 years, in the case of sales contracts and other arrangements (19 transponders), and the lease term, in the case of the prepaid leases (nine transponders). Depending on the contract, Loral Skynet may be required to replace transponders which do not meet operating specifications. Substantially all customers are entitled to a refund equal to the reimbursement value if there is no replacement, which is normally covered by insurance. In the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer. In the case of other arrangements, in the event of transponder failure where replacement capacity is not available on the satellite, one customer is not entitled to reimbursement, and the other customer's reimbursement value is based on contractually prescribed amounts that decline over time.

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

                        LORAL SPACE & COMMUNICATIONS LTD.

operations of Loral.

      In September 2001, the PAS 7 satellite built by SS/L for PanAmSat experienced an electrical power failure on its solar arrays that resulted in the loss of use of certain transponders on the satellite. As a result, PanAmSat has claimed that under its contract with SS/L it is entitled to be paid $16 million. SS/L disputes this claim and is in discussions with PanAmSat to resolve this matter. SS/L believes that this failure is an isolated event and does not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, SS/L does not believe that this anomaly will affect other on-orbit satellites built by SS/L. However, as a result of discussions with insurers relating to the renewal of insurance for Telstar 10/Apstar IIR which has the same solar array configuration as PAS 7, approximately 25% of the insurance coverage has excluded losses due to solar array failures and approximately 75% of the insurance coverage provides for coverage of losses due to solar array failures in the event of a capacity loss of 65% or more. Three other satellites operated by Loral Skynet have the same solar array configuration as Telstar 10/Apstar IIR. There can be no assurance that the insurers will not require either exclusions of, or similar limitations on, coverage due to solar array failures in connection with renewals of insurance for these satellites in 2003 and 2004. In addition, the PAS 8 satellite has experienced minor losses of power from its solar arrays, the cause of which is unrelated to the loss of power on the PAS 7 satellite. PanAmSat has claimed that under its contract with SS/L it is entitled to be paid $7.5 million as a result of these minor power losses. SS/L disputes this claim. SS/L and PanAmSat are in discussions to resolve this matter.

      SS/L has contracted to build a spot beam, Ka band satellite for a customer planning to offer broadband data services directly to the consumer. The customer has failed to make certain payments due to SS/L under the contract and has asserted that SS/L is not able to meet the contractual delivery date for the satellite. As of June 30, 2002, SS/L had billed and unbilled accounts receivable and vendor financing arrangements of $49 million with this customer. SS/L and the customer have entered into an agreement that provides that, until September 6, 2002, neither party will assert that the other party is in default under the contract, and the parties are currently engaged in discussions to resolve their outstanding issues. In addition, SS/L and the customer have agreed to suspend work on the satellite during these discussions, pending the outcome of the discussions. If the parties do not resolve their issues, it is likely that each party would assert that the other is in default. The contract provides that SS/L may terminate the contract for a customer default 90 days after serving a notice of default if the default is not cured by the customer; upon such a default, SS/L would be entitled to recover the contractually agreed price of items delivered and accepted prior to termination and 115% of its actual costs incurred for items not delivered prior to termination. The contract also provides that the customer may terminate the contract for an SS/L default 133 days after serving a notice of default if the default is not cured by SS/L; upon such a default, SS/L would be obligated to refund all amounts previously paid by the customer, $78 million as of June 30, 2002, plus interest. Based on the discussions currently in progress with the customer and other parties who may be interested in the satellite, management's assessment of the market opportunities for the satellite and consideration of the satellite's estimated value, management does not believe that this matter will have a material adverse effect on the consolidated financial position or results of operations of Loral.

      SS/L was a party to an Operational Agreement with Alcatel Space Industries, pursuant to which the parties had agreed to cooperate on certain satellite programs, and an Alliance Agreement with Alcatel Space (together with Alcatel Space Industries, Alcatel), pursuant to which Alcatel had certain rights with respect to SS/L, including the right to appoint two representatives to SS/L's seven-member board of directors, rights to approve certain extraordinary actions and certain rights to purchase SS/L shares at fair market value in the event of a change of control (as defined) of either Loral or SS/L. The agreements between Alcatel and SS/L were terminable on one year's notice, and, on February 22, 2001, Loral gave notice to Alcatel that they would expire on February 22, 2002. In April 2001, Alcatel commenced an arbitration proceeding challenging the effectiveness of Loral's notice of termination and asserting various alleged breaches of the agreements by SS/L relating to the exchange of information and other procedural or administrative matters. In February 2002, the arbitral tribunal issued a partial decision, which upheld the validity of Loral's termination effective February 22, 2002 and Alcatel's claims as to certain breaches. The partial decision was confirmed by the District Court for the Southern District of New York on June 25, 2002. The arbitral tribunal has provided both parties with an opportunity to file any additional claims or counterclaims they may have. In March 2002, Alcatel submitted additional claims against Loral and SS/L and is seeking at least $350 million in damages in respect of all of its claims. The Company believes that Alcatel's claims for damages are without merit and have been asserted for competitive reasons to disadvantage SS/L and that this matter will not have a material adverse effect on its consolidated financial position or results of operations. In April 2002, Loral and SS/L filed their statement of counterclaims against Alcatel. The claims being asserted against Alcatel are for breach of contract, defamation, misappropriation of SS/L's confidential

                        LORAL SPACE & COMMUNICATIONS LTD.

property, conversion, and intentional breaches of confidentiality agreements. Loral and SS/L are seeking injunctive relief, compensatory damages in the amount of $380 million, and punitive damages. The arbitral tribunal will decide at a later date whether any of Alcatel's claims or Loral's or SS/L's counterclaims give rise to damages.

      SS/L is required to obtain licenses and enter into technical assistance agreements, presently under the jurisdiction of the State Department, in connection with the export of satellites and related equipment, as well as disclosure of technical data to foreign persons. Delays in obtaining the necessary licenses and technical assistance agreements have in the past resulted in, and may in the future result in, the delay of SS/L's performance on its contracts, which could result in the cancellation of contracts by its customers, the incurrence of penalties or the loss of incentive payments under these contracts.

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

      If ChinaSat were to terminate its contract with SS/L for ChinaSat-8 as a result of these delays, ChinaSat may seek a refund of $134 million for payments made to SS/L as well as penalties of up to $11 million. The Company does not believe that ChinaSat is entitled to such a refund or penalties and would vigorously contest any such claims by ChinaSat. A portion of the potential claim relates to amounts that were paid to a launch vehicle provider. To the extent that SS/L or ChinaSat is able to recover some or all of the $52 million deposit payment on the Chinese launch vehicle, this recovery would reduce the amount of any claim. SS/L believes that ChinaSat bears the risk of loss in the event that the deposit payments are not refunded by the launch vehicle provider. SS/L has commenced discussions with the launch vehicle provider to recover this deposit. There can be no assurance, however, that SS/L will be able either to obtain a refund from the launch provider or to find a replacement customer for the Chinese launch vehicle. SS/L estimates that it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer, which resale cannot be guaranteed.

      As of June 30, 2002, one of SS/L's foreign customers had not made milestone payments of $21 million that were past due. The customer has asserted that it is not obligated to make the payments until SS/L obtains the necessary export licenses. SS/L disputes the customer's interpretation of the contract and has issued a notice of default to the customer, under which the customer has until October 14, 2002 to cure its default. SS/L and the customer are currently in discussions to resolve the matter.

      At June 30, 2002, SS/L had outstanding vendor financing receivables totaling $71 million, including accrued interest, with one customer that is currently in the process of developing and rolling out its business. The customer recently announced that it has initiated discussions with certain of its debtholders, including the Company, regarding the possibility of exchanging a significant amount of its debt for equity and obtaining new financing from investors. SS/L's receivable is collateralized by a security interest in an essential component of the customer's operating system. The Company expects that the value of the collateral is sufficient to cover the outstanding receivable and expects that this receivable will be collected, although there can be no assurance that it will. Any reduction in the expected amount to be collected under this receivable may have an adverse affect on the Company.

                        LORAL SPACE & COMMUNICATIONS LTD.

      Loral Skynet has an application pending with the FCC for authorization to use the C-Band frequency at 121(degrees) W.L. in the U.S. using a non-U.S. ITU filing. Telstar 13, which is currently under construction, is scheduled for launch into this orbital slot in the fourth quarter of 2002. New Skies Satellites, which asserts that its non-U.S. ITU filing at 120.8(degrees) W.L. has date priority over Loral Skynet's ITU filing, has filed comments with the FCC seeking to impose conditions on Loral Skynet's use of the 121(degrees) W.L. slot. Loral Skynet has opposed New Skies' comments. Loral Skynet is continuing its international coordination of the 121(degrees) W.L. slot and is in discussions with New Skies to resolve the matter. There can be no assurance, however, that coordination discussions with New Skies and other operators will be successful, that the FCC will grant Loral Skynet's application, or, if granted, whether conditions the FCC may impose will constrain Loral Skynet's operations at the 121(degrees) W.L. slot.

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

      On March 2, 2001, the seven separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of common stock of Loral Space & Communications Ltd. ("Loral") against Loral, Bernard L. Schwartz and Richard Townsend were consolidated into one action titled In re: Loral Space & Communications Ltd. Securities Litigation. On May 6, 2002, plaintiffs in the consolidated action filed a consolidated amended class action complaint alleging (a) that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by making material misstatements or failing to state material facts about Loral's financial condition and its investment in Globalstar and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged "controlling person" of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related or affiliated therewith. Loral and Messrs. Schwartz and Townsend have filed a motion to dismiss the complaint in its entirety.

      Loral believes that it has meritorious defenses to the above Globalstar related class action lawsuits and intends to pursue them vigorously.

      Loral holds debt obligations from Globalstar (see Note 5). On February 15, 2002, Globalstar and certain of its direct subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court for the District of Delaware. In other situations in the past, challenges have been initiated seeking subordination or

                        LORAL SPACE & COMMUNICATIONS LTD.

recharacterization of debt held by an affiliate of an issuer. While Loral knows of no reason why such a claim would prevail with respect to the debt Loral holds in Globalstar, there can be no assurance that such claims will not be made in Globalstar's bankruptcy proceeding. If such claims were to prove successful, it will jeopardize the amount of equity interest Loral will ultimately receive in the new Globalstar company. Moreover, actions may be initiated in Globalstar's bankruptcy proceeding seeking to characterize payments previously made by Globalstar to Loral prior to the filing date as preferential payments subject to repayment. Loral may also find itself subject to other claims brought by Globalstar creditors and securities holders, who may seek to impose liabilities on Loral as a result of its relationship with Globalstar. For instance, Globalstar's creditors may seek to pierce the corporate veil in an attempt to recover Globalstar obligations owed to them that are recourse to Loral's subsidiaries, which are general partners in Globalstar and have filed for bankruptcy protection. Globalstar's cumulative partners' deficit at June 30, 2002, was $3.1 billion.

      In May 2000, Globalstar finalized $500 million of vendor financing arrangements with Qualcomm. The original terms of this vendor financing provided for interest at 6%, a maturity date of August 15, 2003 and required repayment pro rata with the term loans due to Loral under Globalstar's $500 million credit facility. As of June 30, 2002, $623 million was outstanding under this facility (including $123 million of capitalized interest). Loral has agreed that if the principal amount outstanding under the Qualcomm vendor financing facility exceeds the principal amount due Loral under Globalstar's $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As of June 30, 2002, Loral had no guarantee obligation.

10. LOSS PER SHARE

      Basic loss per share is computed based upon the weighted average number of shares of common stock outstanding. For the three months and six months ended June 30, 2002 and 2001, diluted loss per share excludes the assumed conversion of the Company's Series C Preferred Stock and the Series D Preferred Stock into shares of common stock, as their effect would have been antidilutive. Weighted options equating to approximately 2.3 million shares of common stock for the three months ended June 30, 2002 and approximately 3.0 million and 0.8 million shares of common stock for the six months ended June 30, 2002 and June 30, 2001, respectively, as calculated using the treasury stock method, were excluded from the calculation of diluted loss per share, as the effect would have been antidilutive.

      The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

                                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                  JUNE 30,                  JUNE 30,
                                                                           ---------------------     ---------------------
                                                                             2002         2001         2002         2001
                                                                           --------     --------     --------     --------
      Numerator:
        Loss before cumulative effect of change in accounting
           principle .................................................     $ 16,661     $ 54,697     $ 36,521     $111,964
        Cumulative effect of change in accounting principle, net
           of taxes ..................................................                                876,500        1,741
                                                                           --------     --------     --------     --------
        Net loss .....................................................       16,661       54,697      913,021      113,705
        Preferred dividends ..........................................       46,810       40,694       58,773       56,817
                                                                           --------     --------     --------     --------
        Numerator for basic and diluted loss per share-- net
           loss applicable to common shareholders ....................     $ 63,471     $ 95,391     $971,794     $170,522
                                                                           ========     ========     ========     ========
      Denominator:
        Weighted average shares:
           Common stock ..............................................      358,166      326,859      347,609      312,758
                                                                           --------     --------     --------     --------
        Denominator for basic and diluted loss per share .............      358,166      326,859      347,609      312,758
                                                                           ========     ========     ========     ========
      Basic and diluted loss per share:
        Before cumulative effect of change in accounting principle ...     $   0.18     $   0.29     $   0.27     $   0.54
        Cumulative effect of change in accounting principle ..........                                   2.53         0.01
                                                                           --------     --------     --------     --------
        Loss per share ...............................................     $   0.18     $   0.29     $   2.80     $   0.55
                                                                           ========     ========     ========     ========

                        LORAL SPACE & COMMUNICATIONS LTD.

11. SEGMENTS

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

      Summarized financial information concerning the reportable segments is as follows (in millions):

                                                      THREE MONTHS ENDED JUNE 30, 2002

                                                               SATELLITE
                                                  FIXED      MANUFACTURING
                                                SATELLITE         AND             DATA
                                               SERVICES(1)    TECHNOLOGY(2)    SERVICES(3)    CORPORATE(4)        TOTAL
                                               -----------   --------------    -----------    ------------        -----
REVENUES AND EBITDA:
Revenues from external customers .......        $  103.8        $  190.5        $   17.1                        $  311.4
Intersegment revenues ..................             9.1            59.5             0.1                            68.7
                                                --------        --------        --------                           -----
Operating segment revenues .............        $  112.9        $  250.0        $   17.2                           380.1
                                                ========        ========        ========
Revenues of unconsolidated
  affiliates(5) ........................                                                                           (24.0)
Intercompany revenues(6) ...............                                                                           (39.7)
                                                                                                                --------
Operating revenues as reported .........                                                                        $  316.4
                                                                                                                ========
Segment EBITDA before eliminations .....        $   70.4        $   16.7        $   (0.1)       $   (8.8)       $   78.2
                                                ========        ========        ========        ========
EBITDA of unconsolidated
  affiliates(5) ........................                                                                            (9.8)
Intercompany EBITDA(6) .................                                                                            (2.6)
                                                                                                                --------
EBITDA(7) ..............................                                                                            65.8
Depreciation and amortization(8)  ......                                                                           (48.1)
                                                                                                                --------
Operating income .......................                                                                        $   17.7
                                                                                                                ========

OTHER DATA:
Depreciation and amortization before
  affiliate eliminations(8) ............        $   53.1        $    9.5        $    2.9        $    0.2        $   65.7
                                                ========        ========        ========        ========
Depreciation and amortization of
  unconsolidated affiliates(5)(8) ......                                                                           (17.6)
                                                                                                                --------
Depreciation and amortization(8)  ......                                                                        $   48.1
                                                                                                                ========
Total assets before affiliate
  eliminations .........................        $3,661.7        $  793.8        $   47.7        $  348.8        $4,852.0
                                                ========        ========        ========        ========
Total assets of unconsolidated
  affiliates(5) ........................                                                                        (1,464.2)
                                                                                                                --------
Total assets ...........................                                                                        $3,387.8
                                                                                                                ========

----------
(1) Includes 100% of Europe*Star's and Satmex's revenues and EBITDA and 100% of XTAR's EBITDA since July 2001. Loral Skynet's revenue was $89 million and $98 million for the three months ended June 30, 2002 and 2001, respectively, and $183 million and $191 million for the six months ended June 30, 2002 and 2001, respectively, and its EBITDA was $61 million and $70 million for the three months ended June 30, 2002 and 2001, respectively, and $126 million and $135 million for the six months ended June 30, 2002 and 2001, respectively.

                        LORAL SPACE & COMMUNICATIONS LTD.

(2)   Satellite manufacturing and technology consists of 100% of SS/L's results.

(3) Data services consists of 100% of CyberStar LP (in which Loral owns an 82% equity interest) and 100% of Loral CyberStar. Equipment sales for data services were $2 million for both the three months ended June 30, 2002 and 2001, and $4 million for both the six months ended June 30, 2002 and 2001.

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

                        LORAL SPACE & COMMUNICATIONS LTD.

                         SIX MONTHS ENDED JUNE 30, 2002

                                                           SATELLITE
                                               FIXED     MANUFACTURING
                                            SATELLITE         AND          DATA
                                            SERVICES(1)  TECHNOLOGY(2)  SERVICES(3)  CORPORATE(4)     TOTAL
                                            -----------  -------------  -----------  ------------     -----
REVENUES AND EBITDA:
Revenues from external customers .....        $216.7        $371.4        $ 37.5                      $625.6
Intersegment revenues ................          17.0         121.2           0.1                       138.3
                                              ------        ------        ------                       -----
Operating segment revenues ...........        $233.7        $492.6        $ 37.6                       763.9
                                              ======        ======        ======
Revenues of unconsolidated
  affiliates(5) ......................                                                                 (51.1)
Intercompany revenues(6) .............                                                                 (88.3)
                                                                                                      ------
Operating revenues as reported .......                                                                $624.5
                                                                                                      ======
Segment EBITDA before eliminations ...        $147.8        $ 27.5        $ (0.1)       $(17.5)       $157.7
                                              ======        ======        ======        ======
EBITDA of unconsolidated
  affiliates(5) ......................                                                                 (21.3)
Intercompany EBITDA(6) ...............                                                                  (8.8)
                                                                                                      ------
EBITDA(7) ............................                                                                 127.6
Depreciation and amortization(8) .....                                                                 (95.2)
                                                                                                      ------
Operating income .....................                                                                $ 32.4
                                                                                                      ======
OTHER DATA:
Depreciation and amortization
  before affiliate eliminations(8) ...        $106.2        $ 16.5        $  7.3        $  0.4        $130.4
                                              ======        ======        ======        ======
Depreciation and amortization of
  unconsolidated affiliates(5)(8) ....                                                                 (35.2)
                                                                                                      ------
Depreciation and amortization(8) .....                                                                $ 95.2
                                                                                                      ======

                        LORAL SPACE & COMMUNICATIONS LTD.

                        THREE MONTHS ENDED JUNE 30, 2001

                                                           SATELLITE
                                               FIXED     MANUFACTURING
                                            SATELLITE         AND          DATA
                                            SERVICES(1)  TECHNOLOGY(2)  SERVICES(3)  CORPORATE(4)     TOTAL
                                            -----------  -------------  -----------  ------------     -----
REVENUES AND EBITDA:
Revenues from external customers .....        $119.8        $145.0        $ 26.1                      $290.9
Intersegment revenues ................          13.7          67.0                                      80.7
                                              ------        ------        ------                      ------
Operating segment revenues ...........        $133.5        $212.0        $ 26.1                       371.6
                                              ======        ======        ======
Revenues of unconsolidated
  affiliates(5) ......................                                                                 (36.0)
Intercompany revenues(6) .............                                                                 (60.7)
                                                                                                      ------
Operating revenues as reported .......                                                                $274.9
                                                                                                      ======
Segment EBITDA before eliminations ...        $ 89.5        $ 15.8        $ (3.6)       $(12.5)       $ 89.2
                                              ======        ======        ======        ======
EBITDA of unconsolidated
  affiliates(5) ......................                                                                 (19.5)
Intercompany EBITDA(6) ...............                                                                  (7.5)
                                                                                                      ------
EBITDA(7) ............................                                                                  62.2
Depreciation and amortization(8) .....                                                                 (55.4)
                                                                                                      ------
Operating income .....................                                                                $  6.8
                                                                                                      ======
OTHER DATA:
Depreciation and amortization
  before affiliate eliminations(8) ...        $ 58.6        $  8.1        $  6.2        $  0.5        $ 73.4
                                              ======        ======        ======        ======
Depreciation and amortization of
  unconsolidated affiliates(5)(8) ....                                                                 (18.0)
                                                                                                      ------
Depreciation and amortization(8) .....                                                                $ 55.4
                                                                                                      ======

                        LORAL SPACE & COMMUNICATIONS LTD.

                         SIX MONTHS ENDED JUNE 30, 2001

                                                           SATELLITE
                                               FIXED     MANUFACTURING
                                            SATELLITE         AND          DATA
                                            SERVICES(1)  TECHNOLOGY(2)  SERVICES(3)  CORPORATE(4)     TOTAL
                                            -----------  -------------  -----------  ------------     -----
REVENUES AND EBITDA:
Revenues from external customers .....        $235.8        $270.8        $ 54.8                      $561.4
Intersegment revenues ................          26.9         142.3                                     169.2
                                              ------        ------        ------                      ------
Operating segment revenues ...........        $262.7        $413.1        $ 54.8                       730.6
                                              ======        ======        ======
Revenues of unconsolidated
  affiliates(5) ......................                                                                 (71.6)
Intercompany revenues(6) .............                                                                (123.0)
                                                                                                      ------
Operating revenues as reported .......                                                                $536.0
                                                                                                      ======
Segment EBITDA before eliminations ...        $173.4        $ 35.0        $(13.6)       $(21.9)       $172.9
                                              ======        ======        ======        ======
EBITDA of unconsolidated
  affiliates(5) ......................                                                                 (38.6)
Intercompany EBITDA(6) ...............                                                                 (13.9)
                                                                                                      ------
EBITDA(7) ............................                                                                 120.4
Depreciation and amortization(8) .....                                                                (109.7)
                                                                                                      ------
Operating income .....................                                                                $ 10.7
                                                                                                      ======

OTHER DATA:
Depreciation and amortization
  before affiliate eliminations(8) ...        $115.2        $ 15.6        $ 11.6        $  1.1        $143.5
                                              ======        ======        ======        ======
Depreciation and amortization of
  unconsolidated affiliates(5)(8) ....                                                                 (33.8)
                                                                                                      ------
Depreciation and amortization(8) .....                                                                $109.7
                                                                                                      ======

12. NEW ACCOUNTING PRONOUNCEMENTS

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

      SFAS 145

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 generally requires that any gains or losses

                        LORAL SPACE & COMMUNICATIONS LTD.

on extinguishment of debt in current or prior periods be classified as other income (expense), beginning in fiscal 2003, with early adoption encouraged. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 145 in its consolidated financial statements.

      SFAS 146

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 replaces EITF Issue No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

13. FINANCIAL INFORMATION FOR PARENT, SUBSIDIARY ISSUER AND GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

      Loral is a holding company (the "Parent Company"), which is the ultimate parent of all Loral subsidiaries. In December 2001, the Company's wholly owned subsidiary, Loral Orion (the "Subsidiary Issuer"), issued new senior notes in an exchange offer which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and one of Loral Orion's wholly-owned subsidiaries (the "Guarantor Subsidiary").

      Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiary and the other wholly-owned subsidiaries (the "Non-Guarantor Subsidiaries") of Loral Orion as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Subsidiary Issuer, Guarantor Subsidiary and Non-Guarantor Subsidiaries assuming the guarantee structure of the new senior notes was in effect at the beginning of the periods presented.

      The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Subsidiary Issuer, the Guarantor Subsidiary and the Non-Guarantor Subsidiaries using the equity method of accounting. The Parent Company's significant transactions with its subsidiaries other than the investment account and related equity in net loss of unconsolidated subsidiaries, are the management fee charged by Loral SpaceCom Corporation to the Parent Company in 2001 and intercompany payables and receivables between its subsidiaries resulting primarily from the funding of the construction of satellites for the fixed satellite services segment.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2002
                                 (IN THOUSANDS)

                                                    PARENT       SUBSIDIARY   GUARANTOR   NON-GUARANTOR
                                                    COMPANY        ISSUER     SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                  -----------    ----------   ----------  -------------   ------------  ------------
Current assets:
   Cash and cash equivalents                      $     7,530    $  54,800    $      --    $    45,350    $        --   $   107,680
   Accounts receivable, net                                --       10,890          686         28,787             --        40,363
   Contracts-in-process                                    --           --           --        187,051             --       187,051
   Inventories                                             --           --           --        106,660             --       106,660
   Other current assets                                 1,984        4,250        3,218         66,880           (903)       75,429
                                                  -----------    ---------    ---------    -----------    -----------   -----------
     Total current assets                               9,514       69,940        3,904        434,728           (903)      517,183
Property, plant and equipment, net                         --      328,070      215,208      1,458,144        (17,820)    1,983,602
Long-term receivables                                      --           --           --        192,574             --       192,574
Notes receivable from unconsolidated
   subsidiaries                                       200,000      (29,700)          --       (170,300)            --            --
Due to (from) unconsolidated subsidiaries              19,043      (76,080)      93,526        (51,484)        14,995            --
Investments in unconsolidated subsidiaries            572,637      303,384     (271,698)    (1,712,291)     1,107,968            --
Investments in and advances to affiliates              52,362           --           --        130,519             --       182,881
Deposits                                                   --           --           --        105,290             --       105,290
Deferred tax assets                                        --       32,130           --         79,057        190,176       301,363
Other assets                                            5,126       19,249          721         79,784             --       104,880
                                                  -----------    ---------    ---------    -----------    -----------   -----------
                                                  $   858,682    $ 646,993    $  41,661    $   546,021    $ 1,294,416   $ 3,387,773
                                                  ===========    =========    =========    ===========    ===========   ===========
Current liabilities:
   Current portion of long-term debt              $        --    $  80,101    $      --    $    85,830    $        --   $   165,931
   Accounts payable                                     1,038          613          713        111,354             --       113,718
   Accrued employment costs                                --           --           --         38,218             --        38,218
   Customer advances                                       --          546          597        136,907             --       138,050
   Accrued interest and preferred dividends            20,646        4,700           --         17,727             --        43,073
   Other current liabilities                           10,218        2,340          179         38,762             --        51,499
   Income taxes payable                                 7,958           --           --        (39,310)        66,408        35,056
   Deferred tax liabilities                            23,872           --           --             --        (23,872)           --
                                                  -----------    ---------    ---------    -----------    -----------   -----------
     Total current liabilities                         63,732       88,300        1,489        389,488         42,536       585,545
Deferred tax liabilities                               19,925           --        7,462             --        (27,387)           --
Pension and other postretirement liabilities               --           --           --         60,015             --        60,015
Long-term liabilities                                      --        8,609        1,024        127,457             --       137,090
Long-term debt                                        350,000      927,456           --        886,725             --     2,164,181
Minority interest                                          --           --           --         15,917             --        15,917
6% Series C convertible redeemable preferred
   stock                                              131,996           --           --             --             --       131,996
6% Series D convertible redeemable preferred
   stock                                               55,378           --           --             --             --        55,378
Shareholders' equity:
   6% Series C convertible redeemable
     preferred stock                                  266,772           --           --             --             --       266,772
   6% Series D convertible redeemable
     preferred stock                                  109,205           --           --             --             --       109,205
   Common stock, par value $.01                         3,711           --           --             --             --         3,711
   Paid-in capital                                  3,035,219      604,166           --             --       (604,166)    3,035,219
   Treasury stock, at cost                             (3,360)          --           --             --             --        (3,360)
   Unearned compensation                                   (4)          --           --             --             --            (4)
   Retained (deficit) earnings                     (3,195,504)    (981,538)      31,686       (933,581)     1,883,433    (3,195,504)
   Accumulated other comprehensive income              21,612           --           --             --             --        21,612
                                                  -----------    ---------    ---------    -----------    -----------   -----------
Total shareholders' equity (deficit)                  237,651     (377,372)      31,686       (933,581)     1,279,267       237,651
                                                  -----------    ---------    ---------    -----------    -----------   -----------
                                                  $   858,682    $ 646,993    $  41,661    $   546,021    $ 1,294,416   $ 3,387,773
                                                  ===========    =========    =========    ===========    ===========   ===========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)

                                                 Parent      Subsidiary    Guarantor    Non-Guarantor
                                                 Company        Issuer     Subsidiary   Subsidiaries    Eliminations    Consolidated
                                               -----------   ----------    ----------   -------------   ------------    ------------
Revenues from satellite sales                  $        --    $      --    $      --     $   214,579    $        --     $   214,579
Revenues from satellite services                        --       24,971       11,281          77,227        (11,698)        101,781
Management fee from parent                              --           --           --            (264)           264              --
                                               -----------    ---------    ---------     -----------    -----------     -----------
     Total revenues                                     --       24,971       11,281         291,542        (11,434)        316,360
Costs of satellite sales                                --           --           --         193,857             --         193,857
Costs of satellite services                             --       24,104        7,098          36,993         (5,773)         62,422
Selling, general and administrative expenses         2,438        2,925          310          36,405            295          42,373
Management fee expense                                (264)          --           --              --            264              --
                                               -----------    ---------    ---------     -----------    -----------     -----------
Operating income (loss)                             (2,174)      (2,058)       3,873          24,287         (6,220)         17,708
Interest and investment income                       5,387           81           --           3,491         (4,507)          4,452
Interest expense                                    (9,805)      (3,492)          --         (10,282)         5,194         (18,385)
                                               -----------    ---------    ---------     -----------    -----------     -----------
(Loss) income before income taxes, equity in
   net loss of unconsolidated subsidiaries
   and affiliates and minority interest             (6,592)      (5,469)       3,873          17,496         (5,533)          3,775
Income tax benefit (provision)                      (1,605)         433       (1,371)         (8,541)         3,360          (7,724)
                                               -----------    ---------    ---------     -----------    -----------     -----------

(Loss) income before equity in net loss of
   unconsolidated subsidiaries and
   affiliates and minority interest                 (8,197)      (5,036)       2,502           8,955         (2,173)         (3,949)
Equity in net income (loss) of
   unconsolidated subsidiaries, net of taxes        11,818        2,502           --              --        (14,320)             --
Equity in net income (loss) of affiliates,
   net of taxes                                    (20,282)          --           --           7,638             --         (12,644)
Minority interest, net of taxes                         --           --           --             (68)            --             (68)
                                               -----------    ---------    ---------     -----------    -----------     -----------
Net (loss) income                              $   (16,661)   $  (2,534)   $   2,502     $    16,525    $   (16,493)    $   (16,661)
                                               ===========    =========    =========     ===========    ===========     ===========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)

                                                 Parent       Subsidiary   Guarantor   Non-Guarantor
                                                 Company        Issuer     Subsidiary  Subsidiaries     Eliminations    Consolidated
                                               -----------    ----------   ----------  -------------    ------------    ------------
Revenues from satellite sales                  $        --    $      --    $      --    $   413,050     $        --     $   413,050
Revenues from satellite services                        --       51,807       24,173        161,965         (26,459)        211,486
Management fee from parent                              --           --           --             27             (27)             --
                                               -----------    ---------    ---------    -----------     -----------     -----------
     Total revenues                                     --       51,807       24,173        575,042         (26,486)        624,536
Costs of satellite sales                                --           --           --        380,285              --         380,285
Costs of satellite services                             --       49,879       14,196         84,119         (19,476)        128,718
Selling, general and administrative expenses         2,457        5,629          714         74,320              --          83,120
Management fee expense                                  27           --           --             --             (27)             --
                                               -----------    ---------    ---------    -----------     -----------     -----------
Operating income (loss)                             (2,484)      (3,701)       9,263         36,318          (6,983)         32,413
Interest and investment income                      10,617          301           --         10,896         (11,953)          9,861
Interest expense                                   (19,652)      (6,750)          --        (23,880)         13,327         (36,955)
                                               -----------    ---------    ---------    -----------     -----------     -----------
(Loss) income before income taxes, equity in
   net loss of unconsolidated subsidiaries
   and affiliates, minority interest and
   cumulative effect of change in accounting
   principle                                       (11,519)     (10,150)       9,263         23,334          (5,609)          5,319
Income tax benefit (provision)                      (3,154)       4,597       (3,228)       (12,259)            792         (13,252)
                                               -----------    ---------    ---------    -----------     -----------     -----------

(Loss) income before equity in net loss of
   unconsolidated subsidiaries and
   affiliates, minority interest and
   cumulative effect of change in accounting
   principle                                       (14,673)      (5,553)       6,035         11,075          (4,817)         (7,933)
Equity in net income (loss) of
   unconsolidated subsidiaries, net of taxes      (862,469)       6,035           --             --         856,434              --
Equity in net income (loss) of affiliates,
   net of taxes                                    (35,879)          --           --          7,285              --         (28,594)
Minority interest, net of taxes                         --           --           --              6              --               6
                                               -----------    ---------    ---------    -----------     -----------     -----------
Loss before cumulative effect of change in
   accounting principle                           (913,021)         482        6,035         18,366         851,617         (36,521)
Cumulative effect of change in accounting
   principle, net of taxes                                     (562,201)          --       (314,299)             --        (876,500)
                                               -----------    ---------    ---------    -----------     -----------     -----------
Net (loss) income                              $  (913,021)   $(561,719)   $   6,035    $  (295,933)    $   851,617     $  (913,021)
                                               ===========    =========    =========    ===========     ===========     ===========

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)

                                                  PARENT      SUBSIDIARY    GUARANTOR  NON-GUARANTOR
                                                  COMPANY       ISSUER     SUBSIDIARY   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                ---------     ----------   ----------  -------------  ------------  ------------
Operating activities:
   Net loss                                     $(913,021)    $(561,719)    $  6,035     $(301,914)    $ 857,598     $(913,021)
   Non-cash items:                                                                              --            --            --
     Equity in net loss of affiliates, net
       of taxes                                    35,879            --           --           913            --        36,792
     Minority interest, net of taxes                                 --           --            (6)           --            (6)
     Cumulative effect of change in
       accounting principle, net of taxes                       562,201           --       314,299            --       876,500
     Equity in net loss of unconsolidated
       subsidiaries, net of taxes                 862,469        (6,035)          --      (856,434)           --            --
     Deferred taxes                                 3,135            --        2,248        14,783        (3,253)       16,913
     Non-cash interest expense                                     (529)          --            --            --          (529)
     Depreciation and amortization                               27,141       10,506        57,575            --        95,222
   Changes in operating assets and
     liabilities:
     Accounts receivable, net                                     2,181         (189)       (3,056)           --        (1,064)
     Contracts-in-process                                            --           --       (11,771)           --       (11,771)
     Inventories                                                     --           --         1,482            --         1,482
     Long-term receivables                                           --           --        (2,268)           --        (2,268)
     Deposits                                                        --           --        50,200            --        50,200
     Due to (from) unconsolidated
       subsidiaries                                (6,129)       13,121      (20,151)        2,276        10,883            --
     Other current assets and other assets         (2,098)        2,375        1,647        15,264            --        17,188
     Accounts payable                                (317)       (2,065)          --       (28,730)           --       (31,112)
     Accrued expenses and other current
       liabilities                                 (1,897)        2,811           --         5,072            --         5,986
     Customer advances                                           (1,192)         (40)       (9,708)           --       (10,940)
     Income taxes payable                              19            --           --         2,690        (2,169)          540
     Pension and other postretirement
       liabilities                                                   --           --         4,425            --         4,425
     Long-term liabilities                                       (1,971)         (56)      (17,599)           --       (19,626)
     Other                                            165            --           --           (77)           --            88
                                                ---------     ---------     --------     ---------     ---------     ---------
Net cash provided by (used in) operating
   activities                                     (21,795)       36,319           --      (762,584)      863,059       114,999
                                                ---------     ---------     --------     ---------     ---------     ---------
Investing activities:
   Capital expenditures                                              --           --       (98,740)         (590)      (99,330)
   Investments in and advances to
     unconsolidated subsidiaries                     (857)           --           --       863,326      (862,469)           --
   Investments in and advances to affiliates       (2,162)           --           --       (19,552)           --       (21,714)
                                                ---------     ---------     --------     ---------     ---------     ---------
Net cash (used in) provided by in investing
   activities                                      (3,019)           --           --       745,034      (863,059)     (121,044)
                                                ---------     ---------     --------     ---------     ---------     ---------
Financing activities:
   Borrowings under revolving credit
     facilities                                                      --                     86,000            --        86,000
   Repayments under term loans                                                    --       (32,500)           --       (32,500)
   Repayments under revolving credit
     facilities                                                      --                    (84,000)           --       (84,000)
   Repayment of export-import facility                               --                     (1,073)           --        (1,073)
   Repayments of other long-term obligations                       (918)                        (9)           --          (927)
   Preferred dividends                            (20,878)           --                         --            --       (20,878)
   Proceeds from stock issuances                    7,154            --                         --            --         7,154
                                                ---------     ---------     --------     ---------     ---------     ---------
Net cash used in financing activities             (13,724)         (918)          --       (31,582)           --       (46,224)
                                                ---------     ---------     --------     ---------     ---------     ---------
Increase (decrease) in cash and cash
   equivalents                                    (38,538)       35,401           --       (49,132)           --       (52,269)
Cash and cash equivalents--beginning of
   period                                          46,068        19,399           --        94,482            --       159,949
                                                ---------     ---------     --------     ---------     ---------     ---------
Cash and cash equivalents--end of period        $   7,530     $  54,800     $     --     $  45,350     $      --     $ 107,680
                                                =========     =========     ========     =========     =========     =========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                            PARENT        SUBSIDIARY      GUARANTOR    NON-GUARANTOR
                                            COMPANY         ISSUER        SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                          -----------     -----------     ----------   -------------   ------------     ------------
Current assets:
   Cash and cash equivalents ...........  $    46,068     $    19,399     $      --     $    94,482     $        --     $   159,949
   Accounts receivable, net ............           --          13,071           497          25,731              --          39,299
   Contracts-in-process ................           --              --            --         178,599              --         178,599
   Inventories .........................           --              --            --          98,179              --          98,179
   Other current assets ................          265           6,053         5,151          83,101            (903)         93,667
                                          -----------     -----------     ---------     -----------     -----------     -----------
     Total current assets ..............       46,333          38,523         5,648         480,092            (903)        569,693
Property, plant and equipment, net .....           --         354,196       225,714       1,415,856         (18,410)      1,977,356
Costs in excess of net assets
   acquired, net .......................           --         562,201            --         329,518              --         891,719
Long-term receivables ..................           --              --            --         190,306              --         190,306
Notes receivable from
   unconsolidated subsidiaries .........      200,000         (29,700)           --        (170,300)             --              --
Due to (from) unconsolidated
   subsidiaries ........................       12,915         (62,961)       72,978         (48,810)         25,878              --
Investments in unconsolidated
   subsidiaries ........................    1,432,614         297,349      (271,698)     (1,703,764)        245,499              --
Investments in and advances to
   affiliates ..........................       77,061              --            --         112,058              --         189,119
Deposits ...............................           --              --            --         155,490              --         155,490
Deferred tax assets ....................           --          32,130            --          74,290         191,108         297,528
Other assets ...........................        6,632          20,836           832          91,194              --         119,494
                                          -----------     -----------     ---------     -----------     -----------     -----------
                                          $ 1,775,555     $ 1,212,574     $  33,474     $   925,930     $   443,172     $ 4,390,705
                                          ===========     ===========     =========     ===========     ===========     ===========
Current liabilities:
   Current portion of long-term debt ...  $        --     $    49,449     $      --     $    87,167     $        --     $   136,616
   Accounts payable ....................        1,357           2,677           713         140,094              --         144,841
   Accrued employment costs ............           --              --            --          39,232              --          39,232
   Customer advances ...................           --             952           128         147,910              --         148,990
   Accrued interest and preferred
     dividends .........................       22,543           1,889            --           6,738              --          31,170
   Other current liabilities ...........           --           5,719           235          41,006              --          46,960
   Income taxes payable ................        7,939              --            --         (42,000)         68,577          34,516
   Deferred tax liabilities ............       21,222              --            --            (485)        (20,737)             --
                                          -----------     -----------     ---------     -----------     -----------     -----------
     Total current liabilities .........       53,061          60,686         1,076         419,662          47,840         582,325
Deferred tax liabilities ...............       21,626              --         5,214            (503)        (26,337)             --
Pension and other postretirement
   liabilities .........................           --              --            --          55,590              --          55,590
Long-term liabilities ..................           --           7,986         1,533         147,197              --         156,716
Long-term debt .........................      350,000         959,555            --         916,970              --       2,226,525
Minority interest ......................           --              --            --          18,681              --          18,681
Shareholders' equity:
   6% Series C convertible
     redeemable preferred stock ........      485,371              --            --              --              --         485,371
   6% Series D convertible
     redeemable preferred stock ........      296,529              --            --              --              --         296,529
   Common stock ........................        3,368              --            --              --              --           3,368
   Paid-in capital .....................    2,771,964         604,166            --              --        (604,166)      2,771,964
   Treasury stock, at cost .............       (3,360)             --            --              --              --          (3,360)
   Unearned compensation ...............          (81)             --            --              --              --             (81)
   Retained (deficit) earnings .........   (2,223,710)       (419,819)       25,651        (631,667)      1,025,835      (2,223,710)
   Accumulated other comprehensive
     income ............................       20,787              --            --              --              --          20,787
                                          -----------     -----------     ---------     -----------     -----------     -----------
Total shareholders' equity .............    1,350,868         184,347        25,651        (631,667)        421,669       1,350,868
                                          -----------     -----------     ---------     -----------     -----------     -----------
                                          $ 1,775,555     $ 1,212,574     $  33,474     $   925,930     $   443,172     $ 4,390,705
                                          ===========     ===========     =========     ===========     ===========     ===========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                PARENT      SUBSIDIARY   GUARANTOR   NON-GUARANTOR
                                                COMPANY       ISSUER     SUBSIDIARY  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                               -------------------------------------------------------------------------------
Revenues from satellite sales                  $     --      $     --     $     --     $ 160,986     $   (822)      $ 160,164
Revenues from satellite services                     --        23,586       11,501       101,710      (22,099)        114,698
Management fee from parent                           --            --           --        13,170      (13,170)             --
                                               ------------------------------------------------------------------------------
     Total revenues                                  --        23,586       11,501       275,866      (36,091)        274,862
Costs of satellite sales                             --            --           --       139,872         (747)        139,125
Costs of satellite services                          --        26,362        6,502        53,417      (13,092)         73,189
Selling, general and administrative expenses        285         2,336           38        52,818          263          55,740
Management fee expense                           13,170            --           --            --      (13,170)             --
                                               ------------------------------------------------------------------------------
Operating income (loss)                         (13,455)       (5,112)       4,961        29,759       (9,345)          6,808
Interest and investment income                    5,943            80            3         6,632       (5,998)          6,660
Interest expense                                 (9,786)      (24,833)          (4)      (18,846)       6,718         (46,751)
                                               ------------------------------------------------------------------------------
(Loss) income before income taxes, equity in
   net loss of unconsolidated subsidiaries
   and affiliates, minority interest and
   discontinued operations                      (17,298)      (29,865)       4,960        17,545       (8,625)        (33,283)
Income tax benefit (provision)                   (1,593)        2,308       (1,736)       (9,090)      10,136              25
                                               ------------------------------------------------------------------------------
(Loss) income before equity in net loss of
   unconsolidated subsidiaries and
   affiliates, minority interest and
   discontinued operations                      (18,891)      (27,557)       3,224         8,455        1,511         (33,258)
Equity in net (loss) income of
   unconsolidated subsidiaries, net of taxes    (15,097)        1,462           --            --       13,635              --
Equity in net (loss) income of affiliates,
   net of taxes                                 (20,708)           --           --             1           --         (20,707)
Minority interest, net of taxes                      --            --           --          (732)          --            (732)
                                               ------------------------------------------------------------------------------
Loss before discontinued operations             (54,696)      (26,095)       3,224         7,724       15,146         (54,697)
Loss from operations of discontinued
   operations, net of taxes                          --        (3,208)          --            --        3,208              --
                                               ------------------------------------------------------------------------------
Net (loss) income                              $(54,696)     $(29,303)    $  3,224     $   7,724     $ 18,354       $ (54,697)
                                               ==============================================================================

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                 PARENT      SUBSIDIARY   GUARANTOR   NON-GUARANTOR
                                                 COMPANY       ISSUER     SUBSIDIARY  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                -------------------------------------------------------------------------------
Revenues from satellite sales                   $      --     $     --     $     --     $ 308,808     $   (822)     $ 307,986
Revenues from satellite services                       --       45,845       24,161       190,040      (32,035)       228,011
Management fee from parent                             --           --           --        23,605      (23,605)            --
                                                -----------------------------------------------------------------------------
     Total revenues                                    --       45,845       24,161       522,453      (56,462)       535,997
Costs of satellite sales                               --           --           --       266,476         (747)       265,729
Costs of satellite services                            --       54,182       12,847       110,650      (28,535)       149,144
Selling, general and administrative expenses          598        5,662           38       104,092           --        110,390
Management fee expense                             23,605           --           --            --      (23,605)            --
                                                -----------------------------------------------------------------------------
Operating income (loss)                           (24,203)     (13,999)      11,276        41,235       (3,575)        10,734
Interest and investment income                     12,213          194            7        16,021      (14,107)        14,328
Interest expense                                  (18,379)     (50,067)          (8)      (43,538)      15,548        (96,444)
                                                -----------------------------------------------------------------------------
(Loss) income before income taxes, equity in
   net loss of unconsolidated subsidiaries
   and affiliates, minority interest,
   cumulative effect of change in accounting
   principle and discontinued operations          (30,369)     (63,872)      11,275        13,718       (2,134)       (71,382)
Income tax benefit (provision)                     (3,189)       4,824       (3,946)      (10,975)      15,236          1,950
                                                -----------------------------------------------------------------------------
(Loss) income before equity in net loss of
   unconsolidated subsidiaries and
   affiliates, minority interest, cumulative
   effect of change in accounting principle
   and discontinued operations                    (33,558)     (59,048)       7,329         2,743       13,102        (69,432)
Equity in net (loss) income of
   unconsolidated subsidiaries, net of taxes      (35,765)       3,824           --            --       31,941             --
Equity in net (loss) income of affiliates,
   net of taxes                                   (44,382)          --           --         1,321           --        (43,061)
Minority interest, net of taxes                        --           --           --           529           --            529
                                                -----------------------------------------------------------------------------
(Loss) income before cumulative effect of
   change in accounting principle and
   discontinued operations                       (113,705)     (55,224)       7,329         4,593       45,043       (111,964)
Cumulative effect of change in accounting
   principle, net of taxes                                          --           --        (1,741)          --         (1,741)
                                                -----------------------------------------------------------------------------
(Loss) income from continuing operations         (113,705)     (55,224)       7,329         2,852       45,043       (113,705)
Loss from operations of discontinued
   operations, net of taxes                            --       (6,340)          --            --        6,340             --
                                                -----------------------------------------------------------------------------
Net (loss) income                               $(113,705)    $(61,564)    $  7,329     $   2,852     $ 51,383      $(113,705)
                                                =============================================================================

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                 PARENT      SUBSIDIARY   GUARANTOR   NON-GUARANTOR
                                                 COMPANY       ISSUER     SUBSIDIARY  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                -------------------------------------------------------------------------------
Operating activities:
   Net loss from continuing operations          $(113,705)    $(55,224)    $  7,329     $   2,852     $ 45,043      $(113,705)
   Non-cash items:
     Equity in net loss of affiliates, net
       of taxes                                    44,382           --           --        (1,321)          --         43,061
     Equity in net loss of unconsolidated
       subsidiaries, net of taxes                  35,765       (3,824)          --            --      (31,941)            --
     Minority interest, net of taxes                   --           --           --          (529)          --           (529)
     Cumulative effect of change in
       accounting principle, net of taxes              --           --           --         1,741           --          1,741
     Deferred taxes                                 2,893        2,569        1,800        12,982      (23,109)        (2,865)
     Non-cash interest expense                         --       19,882           --            --           --         19,882
     Depreciation and amortization                     --       34,258       10,506        64,912           --        109,676
   Changes in operating assets and
     liabilities:
     Accounts receivable, net                          --         (151)        (705)       (7,531)          --         (8,387)
     Contracts-in-process                              --           --           --        (6,270)          --         (6,270)
     Inventories                                       --           --           --       (25,667)          --        (25,667)
     Long-term receivables                             --           --           --       (17,767)          --        (17,767)
     Deposits                                          --           --           --        14,300           --         14,300
     Due to (from) unconsolidated
       subsidiaries                                15,221       19,721      (18,486)       (7,698)      (8,758)            --
     Other current assets and other assets          1,092          316        1,667         8,357           --         11,432
     Accounts payable                                 (29)       2,021       (1,934)       10,793           --         10,851
     Accrued expenses and other current
       liabilities                                 (2,538)          --           --         6,103           --          3,565
     Customer advances                                 --       (1,252)          (6)       23,667           --         22,409
     Income taxes payable                             295           --           --          (187)         478            586
     Pension and other postretirement
       liabilities                                     --           --           --         3,769           --          3,769
     Long-term liabilities                             --          201        1,551       (13,640)          --        (11,888)
     Other                                             68           --           --          (133)          --            (65)
                                                -----------------------------------------------------------------------------
Net cash provided by (used in) operating
   activities                                     (16,556)      18,517        1,722        68,733      (18,287)        54,129
                                                -----------------------------------------------------------------------------
Net cash used in discontinued operations               --      (14,203)          --            --       14,203             --
                                                -----------------------------------------------------------------------------
Investing activities:
   Capital expenditures                                --          (46)          --      (125,470)        (501)      (126,017)
   Investments in and advances to affiliates      (17,175)          --           --        (2,949)          --        (20,124)
   Investments in and advances to
     unconsolidated subsidiaries                  (12,682)          --           --         8,097        4,585             --
                                                -----------------------------------------------------------------------------
Net cash used in investing activities             (29,857)         (46)          --      (120,322)       4,084       (146,141)
                                                -----------------------------------------------------------------------------
Financing activities:
   Borrowings under revolving credit
     facilities                                        --           --           --        85,000           --         85,000
   Repayments under term loans                         --           --           --       (56,000)          --        (56,000)
   Repayments under revolving credit
     facilities                                        --           --           --       (85,000)          --        (85,000)
   Repayment of export-import facility                 --           --           --        (1,073)          --         (1,073)
   Repayments of other long-term obligations           --       (1,060)          --          (113)          --         (1,173)
   Preferred dividends                            (28,292)          --           --            --           --        (28,292)
   Proceeds from stock issuances                    9,908           --           --            --           --          9,908
   Repayment of note payable to Loral
     SpaceCom                                          --       (3,197)          --         3,197           --             --
                                                -----------------------------------------------------------------------------
Net cash used in financing activities             (18,384)      (4,257)          --       (53,989)          --        (76,630)
                                                -----------------------------------------------------------------------------
Increase (decrease) in cash and cash
   equivalents                                    (64,797)          11        1,722      (105,578)          --       (168,642)
Cash and cash equivalents--beginning of
   period                                         151,405            2           --       242,638           --        394,045
                                                -----------------------------------------------------------------------------
Cash and cash equivalents--end of period        $  86,608     $     13     $  1,722     $ 137,060     $     --      $ 225,403
                                                =============================================================================

14. SUBSEQUENT EVENT

      Under the New York Stock Exchange criteria for continued listing, the Exchange will normally give consideration to de-listing a company's stock when the average closing price of the stock is less than $1.00 over a consecutive 30-trading day period. The average closing price of Loral common stock has been less than $1.00 for 30 consecutive trading days. If the New York Stock Exchange notifies the Company that its stock price is below the Exchange's price criteria, the Company must bring its stock price and average stock price back above $1.00 by six months following receipt of the notification. Failure to do so will result in the Exchange's commencement of suspension and de-listing procedures. If shareholder approval is required for an action to cure the price condition, the Company must obtain such approval no later than its next annual meeting and implement the action promptly thereafter. In such event, the price condition will be deemed cured if the Company's stock price promptly exceeds $1.00 per share, and the price remains above that level for at least the following 30 trading days. De-listing of the Company's stock by the New York Stock Exchange would result in a material adverse effect on the liquidity of Loral shares, have an adverse effect on its trading value and impair Loral's ability to raise funds in the capital markets. There can be no assurance that if Loral shares are de-listed from the New York Stock Exchange, there will be any future trading market for Loral common stock. The Company believes that, if notified by the New York Stock Exchange that its stock is below the Exchange's price criteria, it will be able to cure the condition and maintain its listing on the Exchange.

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

CONSOLIDATED OPERATING RESULTS

      In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a measure of a segment's profit or loss. The following discussion of revenues and EBITDA reflects the results of Loral's operating businesses for the three and six months ended June 30, 2002 and 2001, respectively. See Note 11 to Loral's condensed consolidated financial statements for additional information on segment results. The remainder of the discussion relates to the consolidated results of Loral, unless otherwise noted.

REVENUES:

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                   -------------------     -------------------
                                                     2002        2001        2002        2001
                                                   -------     -------     -------     -------
   Fixed satellite services:
     Loral Skynet ..............................   $  88.9     $  97.5     $ 182.6     $ 191.1
     Affiliates(1) .............................      24.0        36.0        51.1        71.6
                                                   -------     -------     -------     -------
     Total fixed satellite services ............     112.9       133.5       233.7       262.7
   Satellite manufacturing and technology(2) ...     250.0       212.0       492.6       413.1
   Data services(3) ............................      17.2        26.1        37.6        54.8
                                                   -------     -------     -------     -------
   Segment revenues ............................     380.1       371.6       763.9       730.6
   Affiliate eliminations(4) ...................     (24.0)      (36.0)      (51.1)      (71.6)
   Intercompany eliminations(5) ................     (39.7)      (60.7)      (88.3)     (123.0)
                                                   -------     -------     -------     -------
   Revenues as reported ........................   $ 316.4     $ 274.9     $ 624.5     $ 536.0
                                                   =======     =======     =======     =======

EBITDA(6):

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                   -------------------     -------------------
                                                     2002        2001        2002        2001
                                                   -------     -------     -------     -------
   Fixed satellite services:
     Loral Skynet ..............................   $  60.6     $  70.0     $ 126.5     $ 134.8
     Affiliates(1) .............................       9.8        19.5        21.3        38.6
                                                   -------     -------     -------     -------
     Total fixed satellite services ............      70.4        89.5       147.8       173.4
   Satellite manufacturing and technology(2) ...      16.7        15.8        27.5        35.0
   Data services(3) ............................      (0.1)       (3.6)       (0.1)      (13.6)
   Corporate expenses(7) .......................      (8.8)      (12.5)      (17.5)      (21.9)
                                                   -------     -------     -------     -------
   Segment EBITDA before eliminations ..........      78.2        89.2       157.7       172.9
   Affiliate eliminations(4) ...................      (9.8)      (19.5)      (21.3)      (38.6)
   Intercompany eliminations(5) ................      (2.6)       (7.5)       (8.8)      (13.9)
                                                   -------     -------     -------     -------
   EBITDA as reported ..........................   $  65.8     $  62.2     $ 127.6     $ 120.4
                                                   =======     =======     =======     =======

----------

(1) Includes 100% of Europe*Star's and Satmex's revenues and EBITDA and 100% of Loral's 56%-owned affiliate XTAR's EBITDA since July 2001. Also includes Loral's subsidiary, Loral Skynet do Brasil.

(2)   Satellite manufacturing and technology consists of 100% of SS/L's results.

(3) Data services consists of 100% of CyberStar LP (in which Loral owns an 82% equity interest) and 100% of Loral CyberStar. Equipment sales for data services were $2 million for both the three months ended June 30, 2002 and 2001, and $4 million for both the six months ended June 30, 2002 and 2001, respectively.

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

      Critical accounting matters

      See the Company's latest Annual Report on Form 10-K filed with the SEC and Other Matters -- Accounting Pronouncements below.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH JUNE 30, 2001

      Revenues as reported for Loral's operating businesses increased 15% to $316 million in 2002 as compared to $275 million in 2001, after intercompany and affiliate eliminations of $64 million in 2002 and $97 million in 2001. The increase in revenues was primarily due to higher satellite manufacturing and technology revenues resulting from the timing of work performed and costs incurred on satellite programs under the percentage of completion method, offset by lower data services revenues and lower fixed satellite services revenues in 2002. The decline in service revenues is due to a decrease in volume and prices resulting from the global economic downturn, which has caused a delay in demand for new telecommunications applications and services. Intercompany eliminations primarily consist of revenues from satellites under construction by satellite manufacturing and technology for FSS and FSS revenues from data services and satellite manufacturing and technology for transponder capacity. Satellite manufacturing and technology revenues from FSS declined in 2002, since the three satellites under construction are nearing completion. FSS revenues from data services declined in 2002 due to the global economic downturn.

      EBITDA as reported increased 6% to $66 million in 2002 as compared to $62 million in 2001. The increase in 2002 arose primarily from the following: data services achieving break-even EBITDA, as compared to an EBITDA loss of $4 million in 2001, which resulted from cost savings realized from streamlining operations; reduced corporate expenses; and slightly higher satellite manufacturing and technology EBITDA, primarily due to the effects of the recovery of a claim from a vendor, offset by additional inventory write-downs recorded due to the absence of new satellite awards and satellite program mix changes; offset by lower FSS EBITDA primarily due to lower revenues.

      Depreciation and amortization was $48 million in 2002 and $55 million in 2001. In 2002, amortization expense decreased by $7 million as a result of the Company adopting SFAS No. 142 (see Accounting Pronouncements).

      As a result of the above, operating income increased to $18 million in 2002, as compared to $7 million in 2001.

      Interest and investment income was $4 million in 2002 as compared to $7 million in 2001. This decrease was principally due to lower average cash balances for investment and lower interest rates in 2002 as compared to 2001.

      Interest expense was $18 million in 2002, net of capitalized interest of $8 million, as compared to $47 million in 2001, net of capitalized interest of $6 million. The decrease was primarily due to the Company not recognizing any interest expense on Loral Orion's new 10% senior notes issued in connection with the Loral Orion exchange offers completed in December 2001 (see Liquidity and Capital Resources) and lower debt balances and interest rates in 2002 as compared to 2001.

      Loral, as a Bermuda company, is subject to U.S. federal, state and local income taxation at regular corporate rates plus an additional 30% "branch profits" tax on any income that is effectively connected with the conduct of a U.S. trade or business. Loral has cumulatively from its inception received no tax benefit as a result of being established in Bermuda because of substantial losses incurred outside the U.S. Loral's U.S. subsidiaries are subject to regular corporate tax on their worldwide income. In 2002, the Company recorded income tax expense of $8 million on pre-tax income of $4 million as compared to no income taxes on a pre-tax loss of $33 million in 2001. The increase in tax expense in 2002 was primarily attributable to a higher amount of income subject to U.S. tax during the current period.

      Equity in net losses of affiliates was $13 million in 2002 as compared to $21 million in 2001. Loral's share of equity in net losses attributable to Globalstar related activities, net of taxes, was $1 million in 2002 as compared to $10 million in 2001. The reduction in 2002 primarily resulted from the recovery of a claim from a vendor on the Globalstar program of which $14 million ($8 million after taxes) was recorded as a benefit to equity in net losses of affiliates and reduced equity in net losses of Globalstar service provider partnerships recorded, offset by a $9 million charge relating to liabilities the Company guaranteed in connection with a Globalstar service provider partnership. Loral's share of equity in net losses of Satmex was

$3 million in 2002, as compared to $6 million in 2001. Loral's share of equity in net losses of Europe*Star, managed by Alcatel, was $8 million in 2002, as compared to $5 million in 2001 (see Note 5 to the condensed consolidated financial statements).

      Preferred dividends were $47 million in 2002 as compared to $41 million in 2001. The increase was primarily due to the non-cash dividend charges of $38 million incurred in the second quarter of 2002 on the conversion of 1.8 million shares of Loral's 6% Series C convertible redeemable preferred stock (the "Series C Preferred Stock") and 2.7 million shares of Loral's 6% Series D convertible redeemable preferred stock (the "Series D Preferred Stock") into
30.9 million shares of the Company's common stock in connection with privately negotiated exchange transactions, as compared to the non-cash dividend charges of $29 million incurred on the conversion in April 2001 of 3.7 million shares of Loral's Series C Preferred Stock and 1.9 million shares of Loral's Series D Preferred Stock into 30.9 million shares of the Company's common stock, in connection with the Company's exchange offers (see Liquidity and Capital Resources).

      As a result of the above, net loss applicable to common shareholders was $63 million or $0.18 per basic and diluted share in 2002, as compared to $95 million or $0.29 per basic and diluted share in 2001 ($89 million or $0.27 per basic and diluted share on an as adjusted basis to exclude the amortization of goodwill). Basic and diluted weighted average shares were 358 million in 2002 and 327 million in 2001. The increase in shares was primarily due to the conversions in 2002 and 2001 of the Company's preferred stock into common stock mentioned above.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH JUNE 30, 2001

      Revenues as reported for Loral's operating businesses increased 17% to $625 million in 2002 as compared to $536 million in 2001, after intercompany and affiliate eliminations of $139 million in 2002 and $195 million in 2001. The increase in revenues was primarily due to higher satellite manufacturing and technology revenues resulting from the timing of work performed and costs incurred on satellite programs under the percentage of completion method, offset by lower volume in data services revenues and FSS revenues in 2002. The decline in service revenues is due to a decrease in volume and prices resulting from the global economic downturn, which has caused a delay in demand for new telecommunications applications and services. Intercompany eliminations were lower in 2002. Satellite manufacturing and technology revenues from FSS declined in 2002, since the three satellites under construction are nearing completion. FSS revenues from data services declined in 2002 due to the global economic downturn.

      EBITDA as reported increased 6% to $128 million in 2002 as compared to $120 million in 2001. This increase in 2002 arose primarily from the following: data services achieving break-even EBITDA as compared to an EBITDA loss of $14 million in 2001, which resulted from cost savings realized from streamlining operations; and decreased corporate expenses in 2002; offset by lower satellite manufacturing and technology EBITDA, which was due to lower margins primarily due to satellite program mix changes and additional inventory write-downs recorded due to the absence of new satellite awards, offset by the effects of the recovery of a claim from a vendor; and lower FSS EBITDA primarily due to lower revenues.

      Depreciation and amortization was $95 million in 2002 and $110 million in 2001. In 2002, amortization expense decreased by $15 million, primarily as a result of the Company adopting SFAS No. 142 (see Accounting Pronouncements).

      As a result of the above, operating income increased to $32 million in 2002, as compared to $11 million in 2001.

      Interest and investment income was $10 million in 2002 as compared to $14 million in 2001. This decrease was principally due to lower average cash balances for investment and lower interest rates in 2002 as compared to 2001.

      Interest expense was $37 million in 2002, net of capitalized interest of $16 million, as compared to $96 million in 2001, net of capitalized interest of $11 million. The decrease was primarily due to the Company not recognizing any interest expense on Loral Orion's new 10% senior notes issued in connection with the Loral Orion exchange offers completed in December 2001 (see Liquidity and Capital Resources) and lower debt balances and interest rates in 2002 as compared to 2001.

      Loral, as a Bermuda company, is subject to U.S. federal, state and local income taxation at regular corporate rates plus an additional 30% "branch profits" tax on any income that is effectively connected with the conduct of a U.S. trade or business. Loral has cumulatively from its inception received no tax benefit as a result of being established in Bermuda because of substantial losses incurred outside the U.S. Loral's U.S. subsidiaries are subject to regular corporate tax on their worldwide income. In 2002, the Company recorded income tax expense of $13 million on pre-tax income of $5 million as compared to an income tax benefit of $2 million on a pre-tax loss of $71 million in 2001. The increase in tax expense in 2002 was primarily attributable to a higher amount of income subject to U.S. tax during the current period.

      Equity in net losses of affiliates was $29 million in 2002 as compared to $43 million in 2001. Loral's share of equity in net losses attributable to Globalstar related activities, net of taxes, was $3 million in 2002 and $23 million in 2001. The reduction in 2002 primarily resulted from the recovery of a claim from a vendor on the Globalstar program of which $14 million ($8 million after taxes) was recorded as a benefit to equity in net losses of affiliates and reduced equity in net losses of Globalstar service provider partnerships recorded, offset by a $9 million charge relating to liabilities the Company guaranteed in connection with a Globalstar service provider partnership. Loral's share of equity in net losses of Satmex was $11 million in 2002, as compared to $9 million in 2001. Loral's share of equity in net losses of Europe*Star, managed by Alcatel, was $14 million in 2002, as compared to $11 million in 2001 (see Note 5 to the condensed consolidated financial statements).

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

      Preferred dividends were $59 million in 2002 as compared to $57 million in 2001. The increase was primarily due to the non-cash dividend charges of $38 million incurred in the second quarter of 2002 on the conversion of 1.8 million shares of Loral's 6% Series C convertible redeemable preferred stock (the "Series C Preferred Stock") and 2.7 million shares of Loral's 6% Series D convertible redeemable preferred stock (the "Series D Preferred Stock") into
30.9 million shares of the Company's common stock in connection with privately negotiated exchange transactions, as compared to the non-cash dividend charges of $29 million incurred on the conversion in April 2001 of 3.7 million shares of Loral's Series C Preferred Stock and 1.9 million shares of Loral's Series D Preferred Stock into 30.9 million shares of the Company's common stock, in connection with the Company's exchange offers (see Liquidity and Capital Resources).

      As a result of the above, net loss applicable to common shareholders before the cumulative effect of the change in accounting principle relating to cost in excess of net assets acquired ("goodwill") was $95 million or $0.27 per basic and diluted share in 2002, as compared to $171 million or $0.55 per basic and diluted share in 2001 ($157 million or $0.51 per basic and diluted share on an as adjusted basis to exclude the amortization of goodwill). Basic and diluted weighted average shares were 348 million in 2002 and 313 million in 2001. The increase in shares was primarily due to the conversions of the Company's preferred stock into common stock in 2002 and 2001 mentioned above.

RESULTS BY OPERATING SEGMENT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

      Fixed Satellite Services

      FSS revenues (including 100% of Satmex and Europe*Star) decreased to $113 million as compared to $134 million for the three months ended June 30, 2002 and 2001, respectively, and $234 million as compared to $263 million for the six months ended June 30, 2002 and 2001, respectively. These decreases were primarily due to a decrease in transponders leased and lower prices in 2002 due to the global economic downturn and the delay in demand for new applications and services at Satmex, including the anticipated non-renewal of a large customer, and to a lesser extent at Loral Skynet. EBITDA (including 100% of Satmex, Europe*Star and XTAR) was $70 million as compared to $90 million for the three months ended June 30, 2002 and 2001, respectively, and $148 million as compared to $173 million for the six months ended June 2002 and 2001 respectively, which was primarily due to lower sales. As of June 30, 2002, FSS had 10 operational satellites (three of which are owned by Satmex and Europe*Star). Funded backlog for the segment totaled $1.8 billion at both June 30, 2002, and December 31, 2001, including intercompany backlog of $50 million and $61 million at June 30, 2002 and December 31, 2001, respectively, and affiliate backlog of $391 million and $404 million for Satmex and Europe*Star at June 30, 2002 and December 31, 2001, respectively. The average term of customer leases included in Loral Skynet's backlog has declined to approximately 3.5 years currently, from approximately 5.5 years at December 31, 2001. Net bookings increased in the first half of 2002 to $212 million from $31 million in the first half of 2001, due to a substantial decline in de-bookings, offset by a decline in gross bookings.

      Satellite Manufacturing and Technology

      Financial performance of the satellite manufacturing industry suffered in 2001 and through the first half of 2002 for several reasons. There is more capacity in the industry than needed at a time when, because of economic conditions, customers' capital investment programs have been stretched over longer time-frames and demand for new and replacement satellites and satellite systems has slowed. In addition, the introduction of new technologies required by customer applications has increased development and new technology insertion costs. To counter these factors, SS/L has increased productivity by reducing its workforce since the beginning of last year. The Company also is streamlining certain internal processes and has instituted tighter controls to ensure that subcontracted components are received on time and meet all customer requirements, in turn bringing more stability and predictability to Loral's manufacturing performance. The benefits of these and other changes are expected to offset, in part, the impact on SS/L's financial performance of the above mentioned factors.

      Revenues at SS/L, before intercompany eliminations, increased to $250 million as compared to $212 million for the three months ended June 30, 2002 and 2001, respectively, and increased to $493 million as compared to $413 million for the six months ended June 30, 2002 and 2001, respectively. These increases primarily resulted from the timing of work performed on backlog programs. EBITDA before intercompany eliminations was $17 million as compared to $16 million for the three months ended June 30, 2002 and 2001, respectively, and $28 million and $35 million for the six months ended June 30, 2002 and 2001, respectively. The decrease for the six months ended 2002 was due to lower margins primarily due to satellite program mix changes and additional inventory write-downs recorded due to the absence of new satellite awards, offset by the effects of the recovery of a claim from a vendor. Funded backlog for SS/L as of June 30, 2002 and December 31, 2001 was $1.0 billion and $1.6 billion, respectively, including intercompany backlog of $185 million as of June 30, 2002 and $265 million as of December 31, 2001. SS/L gross bookings for the first half of 2002 declined from 2001 by $204 million to $14 million.

      Data Services

      Revenues are derived primarily from Loral CyberStar's corporate data networking and Internet and intranet services businesses, which have been impacted by the global economic downturn which has caused a delay in demand for telecommunications and Internet services. Revenues for data services were $17 million as compared to $26 million for the three months ended June 30, 2002 and 2001, respectively, and $38 million and $55 million for the six months ended June 30, 2002 and 2001, respectively. These decreases are due primarily to lower volume from the VSAT business, Internet services and occasional use revenue from business television services. Data services achieved break-even EBITDA for both the three and six months ended June 2002 as compared to EBITDA losses of $4 million and $14 million for the three and six months ended June 30, 2001, respectively. The substantial improvement in EBITDA in 2002 resulted primarily from cost savings realized from streamlining operations and reduced satellite capacity costs. As of June 30, 2002 and December 31, 2001, funded backlog for the segment was $84 million and $98 million, respectively, which was all from external sources.

TRANSACTIONS WITH AFFILIATES

      Total funded backlog at June 30, 2002 and December 31, 2001 includes $184 million and $341 million, respectively, as a result of transactions entered into with affiliates and related parties (primarily with Satmex, XTAR and Hisdesat) for the construction of satellites.

      The Company's condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

                                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                             JUNE 30,                    JUNE 30,
                                                                      ----------------------      ----------------------
                                                                        2002          2001          2002          2001
                                                                      --------      --------      --------      --------
Revenues ........................................................     $ 27,947      $ 28,352      $ 50,589      $ 58,831
Investment income ...............................................          294           295           588           589
Interest expense capitalized on development stage enterprise ....          270            --           397            --
Profits relating to affiliate transactions not eliminated .......          921           355         2,077           848
Elimination of Loral's proportionate share of profits
  relating to affiliate transactions ............................         (958)         (341)       (2,083)         (811)
Amortization of deferred credit, capitalized interest and
  profits relating to investments in affiliates .................          326            (8)          254           254

LIQUIDITY AND CAPITAL RESOURCES

      Loral intends to capitalize on its innovative capabilities, market position and advanced technologies to offer value-added satellite-based services as part of the evolving worldwide communications networks. Loral regularly engages in discussions with telecommunications service providers, equipment manufacturers and others regarding possible strategic transactions and alliances such as joint ventures; strategic relationships involving its fixed satellite services operations and satellite manufacturing operations, which could involve business combinations; participation in the Loral Global Alliance; and dispositions of non-core assets. In order to pursue such opportunities Loral may utilize funds generated by growth in operations and may seek funds from strategic partners and other investors and through incurrence of debt or the issuance of additional equity.

      The Satellite Credit Agreement, LSC Amended Credit Agreement, the indenture relating to Loral Orion's new senior notes and the indenture relating to Loral's 9.5% senior notes provide in certain circumstances for cross default or cross acceleration. At June 30, 2002, the Company has met all of the covenants and conditions under its various lending and funding arrangements and believes that it will continue to meet these covenants and conditions. The Company believes that cash, available credit and cash flow from operations will be adequate to meet its expected cash requirements.

      Debt

      Satellite Credit Agreement

      On December 21, 2001, Loral Satellite, Inc. ("Loral Satellite"), a subsidiary of Loral Space & Communications Corporation, which in turn is a subsidiary of Loral, entered into the first amendment to the $500 million secured credit agreement dated as of November 17, 2000 by and among Loral Satellite, Bank of America as Administrative Agent, and the other lending parties thereto (the "Satellite Credit Agreement"). The first amendment provides for a $200 million revolving credit facility expiring January 7, 2005 and a term loan of which $272 million was outstanding as of June 30, 2002, subject to the following remaining amortization payment schedule: $11.25 million per quarter on September 30, 2002 through September 30, 2004 and $170 million on January 7, 2005. Borrowings under the Satellite Credit Agreement bear interest, at Loral Satellite's option, at various rates based on fixed margins over the lead bank's base rate or the London Interbank Offerred Rate for periods of one, two, three or six months. Loral Satellite pays a commitment fee on the unused portion of the revolver.

      The Satellite Credit Agreement is secured by certain assets of Loral Satellite, including the Telstar 6 and Telstar 7 satellites and the payments due to Loral Satellite under Globalstar's $500 million credit facility (see below). Based on third party valuations, management believes that the fair value of Telstar 6 and Telstar 7 is in excess of $500 million. As of June 30, 2002, the net book value of Telstar 6 and Telstar 7 was approximately $318 million. In addition, as part of the first amendment, lenders under the Satellite Credit Agreement received a junior lien on the assets of Loral SpaceCom Corporation ("LSC") and its subsidiaries pledged in favor of the banks under the LSC Amended Credit Agreement. Loral has also agreed to guarantee Loral Satellite's obligations under the Satellite Credit Agreement.

      LSC Amended Credit Agreement

      On December 21, 2001, LSC entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, and the other lenders parties thereto (the "LSC Amended Credit Agreement"). The LSC Amended Credit Agreement provides for a $200 million revolving credit facility expiring January 7, 2005 and a term loan of which $390 million was outstanding at June 30, 2002, subject to the following remaining amortization payment schedule: $5 million on September 30, 2002; $25 million on December 31, 2002; $5 million on each of March 31, June 30, September 30 and December 31, 2003; $20 million on each of March 31, June 30 and September 30, 2004; and $280 million on January 7, 2005. Borrowings under the LSC Amended Credit Agreement bear interest, at LSC's option, at various rates based on margins over the lead bank's base rate or the London Interbank Offered Rate for periods of one, two, three or six months. In December 2001, the margin levels were increased under the new amended agreement and are fixed through September 30, 2002. As a result of this increase in margin levels, interest costs have increased by approximately $11 million annually. LSC pays a commitment fee on the unused portion of the revolver.

      The LSC Amended Credit Agreement is secured by substantially all of the assets of and the stock of LSC and its subsidiaries, including SS/L. LSC's obligations under the LSC Amended Credit Agreement have been guaranteed by certain of LSC's subsidiaries, including SS/L. As of June 30, 2002, the net book value of the assets that secure the LSC Amended Credit Agreement was approximately $788 million.

      Loral Orion Indentures

      On December 21, 2001, Loral Orion issued $613 million principal amount of new senior notes due 2006 and guaranteed by Loral, in exchange for the extinguishment of $841 million principal amount of Loral Orion senior notes due in 2007 and senior discount notes due 2007 as discussed below. As part of the exchange, Loral issued to the new note holders 6.04 million five-year warrants to purchase Loral common stock (approximately 1.6% of the Company's outstanding common stock at June 30, 2002) at a price of $2.37 per share. The warrants were valued at $7 million using the Black Scholes option pricing model with the following assumptions: stock volatility, 75%, risk free interest rate, 4.36%, and no dividends during the expected term. Principal amount of $37 million of the existing senior notes and principal amount of $49 million of the existing senior discount notes remain outstanding at their original maturities and interest rates.

      The interest rate on the new senior notes is 10%, a reduction from the 11.25% interest rate on the existing senior notes and the 12.5% rate on the existing senior discount notes. Interest is payable semi-annually on July 15 and January 15, beginning July 15, 2002. As a result of the lower interest rate and the $229 million reduction in principal amount of debt, Loral Orion's annual cash interest payments will be reduced by approximately $39 million. Under U.S. generally accepted accounting principles dealing with debt restructurings, in December 2001 the Company recorded an after-tax extraordinary gain of $22 million on the exchange, after expenses of $8 million. The carrying value of the new senior notes on the balance sheet is $904 million, although the actual principal amount of the new senior notes is $613 million. The difference between this carrying value and the actual principal amount of the new senior notes is being amortized over the life of the new senior notes, fully offsetting interest expense through maturity of the new senior notes. The indenture relating to the new senior notes contains covenants, including, without limitation, restrictions on Loral Orion's ability to pay dividends or make loans to Loral.

      Loral 9.5% Senior Notes

      In January 1999, Loral sold $350 million of 9.5% senior notes due 2006. The related indenture contains customary covenants, including, without limitation, restrictions on incurring indebtedness and paying dividends.

      Equity

      The Company's 6% Series C convertible redeemable preferred stock ("the Series C Preferred Stock") and 6% Series D convertible redeemable preferred stock ("the Series D Preferred Stock") have mandatory redemption dates in 2006 and 2007, respectively. The Company has the ability to make mandatory redemption payments to the holders in either cash or common stock, or a combination of the two. Based upon the price of the Company's common stock at June 30, 2002, the Company has not authorized a sufficient number of shares of its common stock to effect payment of the total mandatory redemptions in common stock in 2006 and 2007. Accordingly, as of June 30, 2002, the Company classified an aggregate of $187 million of its Series C Preferred Stock and Series D Preferred Stock outside the shareholders' equity section of the balance sheet, based on the average of the volume weighted average daily price of the Company's common stock as defined (approximately $1.22 per share at June 30, 2002). Had the volume weighted average daily price of the Company's common stock as calculated been above $1.79 at June 30, 2002, none of the Company's preferred stock would have been classified outside the shareholders' equity section of the balance sheet. The exact number of shares of the Company's common stock that may be issued on a mandatory redemption date cannot be determined at this time. That number will depend on a number of factors not known today, such as the price of the Company's common stock and the number of shares of the Company's preferred stock outstanding at that time. The Company could, subject to shareholder approval, increase the authorized number of shares of its common stock to effect payment of the total mandatory redemptions in common stock. The amount, if any, of the Series C Preferred Stock and Series D Preferred Stock classified outside the shareholders' equity section will vary in future periods depending on these factors.

      During the second quarter of 2002, in privately negotiated exchange transactions, Loral converted 1.8 million shares of its Series C Preferred Stock and 2.7 million shares of its Series D Preferred Stock (representing approximately 28% of its preferred stock outstanding) into 30.9 million shares of its common stock. In connection with these transactions, Loral incurred non-cash dividend charges of $38 million, which primarily relate to the difference between the value of the common stock issued in the exchanges and the value of the shares that were issuable under the stated conversion terms of the preferred stock. The non-cash dividend charges had no impact on Loral's total shareholders' equity as the offset was an increase in common stock and paid-in capital. As a result of these transactions, Loral retired preferred stock with mandatory redemptions of $224 million in 2006 and 2007 and will save $13.4 million in annual dividends that it would otherwise have been obligated to pay over the life of the preferred stock retired. To the extent that the Company makes additional exchanges in the future, the Company will reduce the number of shares of its preferred stock subject to redemption. However, there is no guarantee that theses exchanges will or can be made in the future.

      On April 16, 2001, the Company completed exchange offers for its Series C Preferred Stock and its Series D Preferred Stock. As a result, 3.7 million shares of its Series C Preferred Stock and 1.9 million shares of its Series D Preferred Stock were tendered and exchanged (representing approximately 26% of the preferred stock outstanding) into 30.9 million shares of the Company's common stock. Loral incurred non-cash dividend charges in the second quarter of 2001 of $29 million. As a result of these transactions, Loral retired preferred stock with mandatory redemptions of $277 million in 2006 and 2007 and will save $17 million in annual dividends that it would otherwise have been obligated to pay over the life of the preferred stock retired.

      Under the New York Stock Exchange criteria for continued listing, the Exchange will normally give consideration to de-listing a company's stock when the average closing price of the stock is less than $1.00 over a consecutive 30-trading day period. The average closing price of Loral common stock has been less than $1.00 for 30 consecutive trading days. If the New York Stock Exchange notifies the Company that its stock price is below the Exchange's price criteria, the Company must bring its stock price and average stock price back above $1.00 by six months following receipt of the notification. Failure to do so will result in the Exchange's commencement of suspension and de-listing procedures. If shareholder approval is required for an action to cure the price condition, the Company must obtain such approval no later than its next annual meeting and implement the action promptly thereafter. In such event, the price condition will be deemed cured if the Company's stock price promptly exceeds $1.00 per share, and the price remains above that level for at least the following 30 trading days. De-listing of the Company's stock by the New York Stock Exchange would result in a material adverse effect on the liquidity of Loral shares, have an adverse effect on its trading value and impair Loral's ability to raise funds in the capital market. There can be no assurance that if Loral shares are de-listed from the New York Stock Exchange, there will be any future trading market for Loral common stock. The Company believes that, if notified by the New York Stock Exchange that its stock is below the Exchange's price criteria, it will be able to cure the condition and maintain its listing on the Exchange.

      Cash and Available Credit

      As of June 30, 2002, Loral had $181 million of cash and available credit (including $73 million of available credit from the credit facilities described above under the captions "Satellite Credit Agreement" and "LSC Amended Credit Agreement").

Net Cash Provided by Operating Activities

      Net cash provided by operating activities for the six months ended June 30, 2002 was $115 million. This was primarily due to the EBITDA contribution of $128 million, resulting in net income as adjusted for non-cash items, of $112 million and a decrease in deposits of $50 million resulting from the assignment of launch vehicles to satellite programs, offset by a decrease in accounts payable of $31 million primarily due to the timing of payments to vendors.

      Net cash provided by operating activities for the six months ended June 30, 2001 was $54 million, primarily due to the EBITDA contribution of $120 million, resulting in net income as adjusted for non-cash items, of $57 million and the increase in customer advances of $22 million, primarily resulting from the prepayment by a customer for transponder capacity, offset by an increase in inventory of $26 million due to the timing of contract satellite awards.

Net Cash Used in Investing Activities

      Net cash used in investing activities for the six months ended June 30, 2002 and 2001 was $121 million and $146 million, respectively, primarily as a result of capital expenditures mainly for the construction of satellites and investments in and advances to affiliates.

      Net Cash Used in Financing Activities

      Net cash used in financing activities for the six months ended June 30, 2002 and 2001 was $46 million and $77 million, respectively, primarily due to net payments for debt obligations and preferred dividends.

OTHER LIQUIDITY MATTERS

      Fixed Satellite Services

      Satellites are carefully built and tested and have some redundant components to permit the continued operation of a satellite in case of a component failure. Due to the failure of primary components, certain of the Company and its affiliates satellites are currently operating using back-up components. If these back-up components fail and the primary components cannot be restored, these satellites could lose a significant amount of capacity or be total losses which, until replacement satellites are placed in-orbit, would result in lost revenues and lost profits.

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

      At June 30, 2002, Solidaridad 2 had a remaining estimated useful life of seven years. Solidaridad 2 was also manufactured by Hughes and is similar in design to Solidaridad 1 and to other Hughes satellites which have experienced in-orbit component failures. While Satmex has obtained in-orbit insurance for Solidaridad 2, a satellite failure may result in a drop in Satmex's profits, which loss of profits would not be insured. The in-orbit insurance for Solidaridad 2 expires in November 2002. Satmex cannot guarantee that it will be able to renew the insurance at the end of this period, or that if renewal is available, that it would be on acceptable terms. For example, a renewal policy for Solidaridad 2 may not insure against an in-orbit failure due to the loss of the satellite's control processor, the same component that caused the loss of Solidaridad 1 and other Hughes satellites. An uninsured loss would have a material adverse effect on Satmex's results of operations and financial condition.

      In August 2001, the Mexican government granted market access rights for satellites owned by non-Mexican satellite operators, including SES Global and PanAmSat, resulting in increased competition for Satmex.

      In connection with the privatization of Satmex by the Mexican Government of its fixed satellite services business, Loral and Principia formed a joint venture, Firmamento Mexicano, S.A. de R.L. de C.V. ("Holdings"). In 1997, Holdings acquired 75% of the outstanding capital stock of Satmex. As part of the acquisition, Servicios Corporativos Satelitales, S.A. de C.V. ("Servicios"), a wholly owned subsidiary of Holdings, issued a seven-year Government Obligation ("Government Obligation") to the Mexican Government in consideration for the assumption by Satmex of the debt incurred by Servicios in connection with the acquisition. The Government Obligation had an initial face amount of $125 million, which accretes at 6.03% and expires in December 2004. The debt of Satmex and Holdings is non-recourse to Loral and Principia. However, Loral and Principia have agreed to maintain assets in a collateral trust in an amount equal to the value of the Government Obligation through December 30, 2000 and, thereafter, in an amount equal to 1.2 times the value of the Government Obligation until maturity. As of June 30, 2002, Loral and Principia have pledged their respective shares in Holdings in such trust. Loral has a 65% economic interest in Holdings and a 49% indirect economic interest in Satmex. Loral accounts for Satmex using the equity method. The covenants of Satmex's debt instruments restrict the ability of Satmex to pay dividends to Loral.

      Europe*Star

      Europe*Star, a geostationary satellite system that commenced service in 2001, is a member of the Loral Global Alliance, which is led by Loral Skynet. Through June 30, 2002, Loral has invested $76 million in Europe*Star. As of June 30, 2002, Loral owned 47% of Europe*Star. Pursuant to the terms of the shareholders agreement, Loral has permitted Alcatel to fund additional expenditures to develop Europe*Star's business and infrastructure through $181 million in loans to the venture, which Alcatel claims are payable by Europe*Star on demand.

      XTAR, L.L.C.

      XTAR, L.L.C. ("XTAR"), a newly formed joint venture between Loral and Hisdesat Servicios Estrategicos, S.A. ("Hisdesat"), a consortium comprised of leading Spanish telecommunications companies, including Hispasat, S.A., and agencies of the Spanish government, plans to construct and launch an X-band satellite by the end of 2003 to provide X-band services to government users in the United States and Spain, as well as other friendly and allied nations. XTAR is owned 56% by Loral (accounted for under the equity method since the Company does not control certain significant operating decisions) and 44% by Hisdesat. In addition, XTAR has agreed to lease certain transponders on the Spainsat satellite, which is being constructed for Hisdesat. As of July 31, 2002, the partners in proportion to their respective ownership interests, have contributed $55 million to XTAR. XTAR expects to raise the remaining amount of the funds it needs to construct and launch its satellite through vendor and other third-party financings.

      Globalstar and GTL

      The Company accounts for its investment in Globalstar's $500 million credit facility at fair value, with changes in the value (net of tax) recorded as a component of other comprehensive loss (see Notes 3 and 5 to the condensed consolidated financial statements). The Company recognized unrealized net gains (losses) after taxes as a component of other comprehensive income (loss) of $2 million in 2002 and $(20) million in 2001, in connection with this security.

      In January 2001, Globalstar suspended indefinitely principal and interest payments on its debt and dividend payments on its redeemable preferred partnership interests in order to conserve cash for operations.

      On February 15, 2002, Globalstar and certain of its direct subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court for the District of Delaware (the "Court"). In connection therewith, Loral/Qualcomm Satellite Services, L.P., the managing general partner of Globalstar, its general partner, Loral/Qualcomm Partnership, L.P. ("LQP"), and certain of Loral's subsidiaries that serve as general partners of LQP also filed voluntary petitions with the Court. As a result of Globalstar's bankruptcy petition, several of Globalstar's debt facilities and other debt obligations have been accelerated and are immediately due and payable. Subcontractors have assumed $83 million of financing related to deferred billings SS/L has provided to Globalstar at June 30, 2002, which includes $46 million which is non-recourse to SS/L in the event of non-payment by Globalstar due to bankruptcy and is included in long-term liabilities in the condensed consolidated balance sheets.

      In February 2002, Globalstar reached an agreement (the "Globalstar Restructuring Agreement") with Loral and an informal committee of noteholders, representing approximately 17% principal amount of Globalstar's outstanding notes, regarding the substantive terms of a financial and legal restructuring of Globalstar's business. In March 2002, the Court appointed an official committee of creditors which has been substituted as a party in the Globlastar Restructuring Agreement in place of the informal committee of noteholders. The Globalstar Restructuring Agreement is subject to a number of conditions, including conditions that a plan of reorganization and related disclosure statement reflecting the Globalstar Restructuring Agreement be approved by the Court by August 12, 2002, an order confirming Globalstar's plan of reorganization be entered by the Court by September 27, 2002 and the plan shall have become effective by November 27, 2002. The condition relating to approval of the plan and related disclosure statement has not been satisfied. Either Loral or the official committee of noteholders (as a group) may terminate the agreement upon written notice to the other within 15 days of any of these conditions not being satisfied. Globalstar, Loral and the Official Committee are in discussions to modify the terms and conditions of the Globalstar Restructuring Agreement. There can be no assurance that a revised agreement will be reached. In addition, Globalstar has received an offer from a potential new investor and is in discussions with that investor regarding the terms of its investment and the overall financial and legal restructuring of Globalstar. There can be no assurance that Globalstar will be able to negotiate terms of a restructuring with a new investor satisfactory to Globalstar, Loral, the Official Committee or Globalstar's other creditors or what aspects, if any, of the Globalstar Restructuring Agreement, such as mutual releases, might be incorporated in any such restructuring. Any restructuring plan will have to be submitted for and will be subject to Court approval.

      As of June 30, 2002, the Company's investment in Globalstar related activities was approximately $35 million, consisting primarily of the fair value of its investment in Globalstar's $500 million credit facility, which was based on the trading values of Globalstar's public debt at June 30, 2002. If Globalstar were unable to effectuate a successful restructuring, the Company's remaining investment in Globalstar's $500 million credit facility would be impaired, which, as discussed above, would have no effect on the Company's results of operations. Loral's investment in the operations of those Globalstar service provider ventures in which it participates as an equity owner is expected to be less than $5 million in 2002. The Company expects to pay in the second half of 2002, $9 million it had guaranteed in connection with a Globalstar service provider partnership. Globalstar service providers own and operate gateways, are licensed to provide services and, through their sales and marketing organizations, are actively selling Globalstar service, in their respective territories.

      Contractual Obligations

      Contractual obligations as previously disclosed in the Company's Latest Annual Report on Form 10-K have not materially changed, except for the reduction in the mandatory redemptions of $224 million resulting from the exchanges of the Company's preferred stock for common stock in the second quarter of 2002 (See Liquidity and Capital Resources).

COMMITMENTS AND CONTINGENCIES

      Loral Skynet has entered into prepaid leases, sales contracts and other arrangements relating to transponders on its satellites. Under the terms of these agreements, Loral Skynet continues to operate the satellites which carry the transponders and originally provided for a warranty for a period of 10 to 14 years, in the case of sales contracts and other arrangements (19 transponders), and the lease term, in the case of the prepaid leases (nine transponders). Depending on the contract, Loral Skynet may be required to replace transponders which do not meet operating specifications. Substantially all customers are entitled to a refund equal to the reimbursement value if there is no replacement, which is normally covered by insurance. In the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer. In the case of other arrangements, in the event of transponder failure where replacement capacity is not available on the satellite, one customer is not entitled to reimbursement, and the other customer's reimbursement value is based on contractually prescribed amounts that decline over time.

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

      In September 2001, the PAS 7 satellite built by SS/L for PanAmSat experienced an electrical power failure on its solar arrays that resulted in the loss of use of certain transponders on the satellite. As a result, PanAmSat has claimed that under its contract with SS/L it is entitled to be paid $16 million. SS/L disputes this claim and is in discussions with PanAmSat to resolve this matter. SS/L believes that this failure is an isolated event and does not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, SS/L does not believe that this anomaly will affect other on-orbit satellites built by SS/L. However, as a result of discussions with insurers relating to the renewal of insurance for Telstar 10/Apstar IIR which has the same solar array configuration as PAS 7, approximately 25% of the insurance coverage has excluded losses due to solar array failures and approximately 75% of the insurance coverage provides for coverage of losses due to solar array failures in the event of a capacity loss of 65% or more. Three other satellites operated by Loral Skynet have the same solar array configuration as Telstar 10/Apstar IIR. There can be no assurance that the insurers will not require either exclusions of, or similar limitations on, coverage due to solar array failures in connection with renewals of insurance for these satellites in 2003 and 2004. In addition, the PAS 8 satellite has experienced minor losses of power from its solar arrays, the cause of which is unrelated to the loss of power on the PAS 7 satellite. PanAmSat has claimed that under its contract with SS/L it is entitled to be paid $7.5 million as a result of these minor power losses. SS/L disputes this claim. SS/L and PanAmSat are in discussions to resolve this matter.

      SS/L has contracted to build a spot beam, Ka-band satellite for a customer planning to offer broadband data services directly to the consumer. The customer has failed to make certain payments due to SS/L under the contract and has asserted that SS/L is not able to meet the contractual delivery date for the satellite. As of June 30, 2002, SS/L had billed and unbilled accounts receivable and vendor financing arrangements of $49 million with this customer. SS/L and the customer have entered into an agreement that provides that, until September 6, 2002, neither party will assert that the other party is in default under the contract, and the parties are currently engaged in discussions to resolve their outstanding issues. In addition, SS/L and the customer have agreed to suspend work on the satellite during these discussions, pending the outcome of the discussions. If the parties do not resolve their issues, it is likely that each party would assert that the other is in default. The contract provides that SS/L may terminate the contract for a customer default 90 days after serving a notice of default if the default is not cured by the customer; upon such a default, SS/L would be entitled to recover the contractually agreed price of items delivered and accepted prior to termination and 115% of its actual costs incurred for items not delivered prior to termination. The contract also provides that the customer may terminate the contract for an SS/L default 133 days after serving a notice of default if the default is not cured by SS/L; upon such a default, SS/L would be obligated to refund all amounts previously paid by the customer, $78 million as of June 30, 2002, plus interest. Based on the discussions currently in progress with the customer and other parties who may be interested in the satellite, management's assessment of the market opportunities for the satellite and consideration of the satellite's estimated value, management does not believe that this matter will have a material adverse effect on the consolidated financial position or results of operations of Loral.

      SS/L was a party to an Operational Agreement with Alcatel Space Industries, pursuant to which the parties had agreed to cooperate on certain satellite programs, and an Alliance Agreement with Alcatel Space (together with Alcatel Space Industries, Alcatel), pursuant to which Alcatel had certain rights with respect to SS/L, including the right to appoint two representatives to SS/L's seven-member board of directors, rights to approve certain extraordinary actions and certain rights to purchase SS/L shares at fair market value in the event of a change of control (as defined) of either Loral or SS/L. The agreements between Alcatel and SS/L were terminable on one year's notice, and, on February 22, 2001, Loral gave notice to Alcatel that they would expire on February 22, 2002. In April 2001, Alcatel commenced an arbitration proceeding challenging the effectiveness of Loral's notice of termination and asserting various alleged breaches of the agreements by SS/L relating to the exchange of information and other procedural or administrative matters. In February 2002, the arbitral tribunal issued a partial decision, which upheld the validity of Loral's termination effective February 22, 2002 and Alcatel's claims as to certain breaches. The partial decision was confirmed by the District Court for the Southern District of New York on June 25, 2002. The arbitral tribunal has provided both parties with an opportunity to file any additional claims or counterclaims they may have. In March 2002, Alcatel submitted additional claims against Loral and SS/L and is seeking at least $350 million in damages in respect of all of its claims. The Company believes that Alcatel's claims for damages are without merit and have been asserted for competitive reasons to disadvantage SS/L and that this matter will not have a material adverse effect on its consolidated financial position or results of operations. In April 2002, Loral and SS/L filed their statement of counterclaims against Alcatel. The claims being asserted against Alcatel are for breach of contract, defamation, misappropriation of SS/L's confidential property, conversion, and intentional breaches of confidentiality agreements. Loral and SS/L are seeking injunctive relief, compensatory damages in the amount of $380 million, and punitive damages. The arbitral tribunal will decide at a later date whether any of Alcatel's claims or Loral's or SS/L's counterclaims give rise to damages.

      SS/L is required to obtain licenses and enter into technical assistance agreements, presently under the jurisdiction of the State Department, in connection with the export of satellites and related equipment, as well as disclosure of technical data to foreign persons. Delays in obtaining the necessary licenses and technical assistance agreements have in the past resulted in, and may in the future result in, the delay of SS/L's performance on its contracts, which could result in the cancellation of contracts by its customers, the incurrence of penalties or the loss of incentive payments under these contracts.

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

      If ChinaSat were to terminate its contract with SS/L for ChinaSat-8 as a result of these delays, ChinaSat may seek a refund of $134 million for payments made to SS/L as well as penalties of up to $11 million. The Company does not believe that ChinaSat is entitled to such a refund or penalties and would vigorously contest any such claims by ChinaSat. A portion of the potential claim relates to amounts that were paid to a launch vehicle provider. To the extent that SS/L or ChinaSat is able to recover some or all of the $52 million deposit payment on the Chinese launch vehicle, this recovery would reduce the amount of any claim. SS/L believes that ChinaSat bears the risk of loss in the event that the deposit payments are not refunded by the launch vehicle provider. SS/L has commenced discussions with the launch vehicle provider to recover this deposit. There can be no assurance, however, that SS/L will be able either to obtain a refund from the launch provider or to find a replacement customer for the Chinese launch vehicle. SS/L estimates that it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer, which resale cannot be guaranteed.

      As of June 30, 2002, one of SS/L's foreign customers had not made milestone payments of $21 million that were past due. The customer has asserted that it is not obligated to make the payments until SS/L obtains the necessary export licenses. SS/L disputes the customer's interpretation of the contract and has issued a notice of default to the customer, under which the customer has until October 14, 2002 to cure its default. SS/L and the customer are currently in discussions to resolve the matter.

      At June 30, 2002, SS/L had outstanding vendor financing receivables totaling $71 million, including accrued interest, with one customer that is currently in the process of developing and rolling out its business. The customer recently announced that it has initiated discussions with certain of its debtholders, including the Company, regarding the possibility of exchanging a significant amount of its debt for equity and obtaining new financing from investors. SS/L's receivable is collateralized by a security interest in an essential component of the customer's operating system. The Company expects that the value of the collateral is sufficient to cover the outstanding receivable and expects that this receivable will be collected, although there can be no assurance that it will. Any reduction in the expected amount to be collected under this receivable may have an adverse affect on the Company.

      Loral Skynet has an application pending with the FCC for authorization to use the C-Band frequency at 121(degrees) W.L. in the U.S. using a non-U.S. ITU filing. Telstar 13, which is currently under construction, is scheduled for launch into this orbital slot in the fourth quarter of 2002. New Skies Satellites, which asserts that its non-U.S. ITU filing at 120.8(degrees) W.L. has date priority over Loral Skynet's ITU filing, has filed comments with the FCC seeking to impose conditions on Loral Skynet's use of the 121(degrees) W.L. slot. Loral Skynet has opposed New Skies' comments. Loral Skynet is continuing its international coordination of the 121(degrees) W.L. slot and is in discussions with New Skies to resolve the matter. There can be no assurance, however, that coordination discussions with New Skies and other operators will be successful, that the FCC will grant Loral Skynet's application, or, if granted, whether conditions the FCC may impose will constrain Loral Skynet's operations at the 121(degrees) W.L. slot.

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

      On March 2, 2001, the seven separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of common stock of Loral Space & Communications Ltd. ("Loral") against Loral, Bernard L. Schwartz and Richard Townsend were consolidated into one action titled In re: Loral Space & Communications Ltd. Securities Litigation. On May 6, 2002, plaintiffs in the consolidated action filed a consolidated amended class action complaint alleging (a) that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by making material misstatements or failing to state material facts about Loral's financial condition and its investment in Globalstar and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged "controlling person" of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related or affiliated therewith. Loral and Messrs. Schwartz and Townsend have filed a motion to dismiss the complaint in its entirety.

      Loral believes that it has meritorious defenses to the above Globalstar related class action lawsuits and intends to pursue them vigorously.

      Loral holds debt obligations from Globalstar (see Note 5 to the condensed consolidated financial statements). In other situations in the past, challenges have been initiated seeking subordination or recharacterization of debt held by an affiliate of an issuer. While Loral knows of no reason why such a claim would prevail with respect to the debt Loral holds in Globalstar, there can be no assurance that such claims will not be made in Globalstar's bankruptcy proceeding. If such claims were to prove successful, it will jeopardize the amount of equity interest Loral will ultimately receive in the new Globalstar company. Moreover, actions may be initiated in Globalstar's bankruptcy proceeding seeking to characterize payments previously made by Globalstar to Loral prior to the filing date as preferential payments subject to repayment. Loral may also find itself subject to other claims brought by Globalstar creditors and securities holders, who may seek to impose liabilities on Loral as a result of its relationship with Globalstar. For instance, Globalstar's creditors may seek to pierce the corporate veil in an attempt to recover Globalstar obligations owed to them that are recourse to Loral's subsidiaries, which are general partners in Globalstar and have filed for bankruptcy protection. Globalstar's cumulative partners' deficit at June 30, 2002, was $3.1 billion.

      During the second quarter of 2002, the Company recovered a claim with a vendor on the Globalstar program. Globalstar or its creditors may assert a claim to some portion or all of this recovery. If so, the Company will vigorously dispute any such claim.

      In May 2000, Globalstar finalized $500 million of vendor financing arrangements with Qualcomm. The original terms of this vendor financing provided for interest at 6%, a maturity date of August 15, 2003 and required repayment pro rata with the term loans due to Loral under Globalstar's $500 million credit facility. As of June 30, 2002, $623 million was outstanding under this facility (including $123 million of capitalized interest). Loral has agreed that if the principal amount outstanding under the Qualcomm vendor financing facility exceeds the principal amount due Loral under Globalstar's $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As of June 30, 2002, Loral had no guarantee obligation.

OTHER MATTERS

      Insurance Costs

      The Company, like others in the satellite industry, is faced with significantly higher premiums on launch and in-orbit insurance and significantly shorter coverage periods than those that have been available in the past, which is due in part to the events of September 11, 2001. This development in the insurance industry will increase the cost of doing business for both the Company's satellite manufacturing and fixed satellite services segments. The Company intends to pass on some of the increased cost to its customers. There can be no assurance, however, that it will be able to do so. Insurance market conditions have historically been cyclical in nature. While the Company anticipates that these conditions will improve in the future, there can be no assurance that they will.

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

      In accordance with SFAS 142, the Company's previously recognized cost in excess of net assets acquired ("goodwill") of $892 million for business acquisitions accounted for under the purchase method of accounting completed prior to July 1, 2001, was reviewed under the new transitional guidance as of January 1, 2002. Goodwill had been previously assigned to the Company's business segments as follows (based on the net book value at December 31, 2001): FSS $597 million, satellite manufacturing and technology $286 million and data services $9 million. The Company hired professionals in the valuation consulting business to determine the fair value of each of the Company's reporting units. Since there were no quoted market prices in active markets for the Company's reporting units, the measurement of fair value for each reporting unit was based on the best information available for that reporting unit, including reasonable and supportable assumptions and projections, as follows: (1) FSS -- public company trading multiples, (2) satellite manufacturing and technology -- future discounted cash flows, and (3) data services -- merger and acquisition transaction multiples. Those professionals determined that the goodwill for each of the Company's reporting units under the new guidance in SFAS 142 was fully impaired. Accordingly, as of January 1, 2002, the Company recorded a non-cash charge for the cumulative effect of the change in accounting principle of $892 million before taxes ($877 million after taxes).

      The charge is the result of a change in the evaluation criteria for goodwill from an undiscounted cash flow approach which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17, Intangible Assets, to the fair value approach which is stipulated in SFAS 142.

      The following table presents the actual financial results and as adjusted financial results without the amortization of goodwill for the Company for the three and six months ended June 30, 2001 (in thousands, except per share amounts):

                                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                            ------------------              ----------------
                                                                          ACTUAL      AS ADJUSTED         ACTUAL         AS ADJUSTED
                                                                          ------      -----------         ------         -----------
Reported loss before cumulative effect of change in
  accounting principle ...............................................   $(54,697)     $(54,697)        $(111,964)      $(111,964)
Add back amortization of goodwill, net of taxes ......................         --         6,656                --          13,314
                                                                         --------      --------         ---------       ---------
Loss before cumulative effect of change in accounting
  principle ..........................................................    (54,697)      (48,041)         (111,964)        (98,650)
Cumulative effect of change in accounting principle, net of  taxes ...         --            --            (1,741)         (1,741)
                                                                         --------      --------         ---------       ---------
Net loss .............................................................    (54,697)      (48,041)         (113,705)       (100,391)
Preferred dividends ..................................................    (40,694)      (40,694)          (56,817)        (56,817)
                                                                         --------      --------         ---------       ---------
Net loss applicable to common shareholders ...........................   $(95,391)     $(88,735)        $(170,522)      $(157,208)
                                                                         ========      ========         =========       =========
Reported basic and diluted loss per share before cumulative
  effect of change in accounting principle ...........................                    (0.29)                            (0.54)
Add back goodwill amortization per share .............................                     0.02                              0.04
                                                                                       --------                         ---------
As adjusted loss per share before cumulative effect of
  change in accounting principle .....................................                    (0.27)                            (0.50)
Cumulative effect of change in accounting principle ..................                       --                             (0.01)
                                                                                       --------                         ---------
Adjusted loss per share ..............................................                 $  (0.27)                        $   (0.51)
                                                                                       ========                         =========

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

      SFAS 145

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 generally requires that any gains or losses on extinguishment of debt in current or prior periods be classified as other income (expense), beginning in fiscal 2003, with early adoption encouraged. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 145 in its consolidated financial statements.

      SFAS 146

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 replaces EITF Issue No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

PART II.

                                OTHER INFORMATION

ITEM 2. LEGAL PROCEEDINGS

      CCD Lawsuits. On September 12, 1991, Loral Fairchild Corp. ("Loral Fairchild"), a subsidiary of Loral Corporation, filed suit against a number of companies claiming that such companies had infringed Loral Fairchild's patents for a "charged coupled device" ("CCD"), commonly used as an optical sensor in video cameras and fax machines. Although the CCD patents have expired, Loral Fairchild is seeking reasonable royalties through the expiration date from a number of defendants. Loral has the rights to any recovery that may be awarded as a result of this suit. Although Loral Fairchild had previously either lost or settled its claims against most of the defendants, in December 2001, a jury trial was held with respect to the claims against the remaining defendants, and the jury returned a verdict in favor of the defendants. In June 2002, the trial court denied Loral Fairchild's motion to overturn the jury verdict as contrary to law.

      Also, see legal proceedings set forth in Note 9 to the condensed consolidated financial statements.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 21, 2002, at the Company's Annual Meeting of Shareholders, the following proposals were acted on:

            (1) In an uncontested election, three nominees for the Board of Directors were elected to three-year terms expiring in 2005. The votes were as follows:

                                                   For           Withheld
                                               -----------      ---------
            Bernard L. Schwartz .........      294,537,071      8,638,076
            Malvin A. Ruderman ..........      294,530,121      8,645,026
            E. Donald Shapiro ...........      294,237,435      8,937,712

            (2) The selection of Deloitte & Touche LLP to serve as independent auditors for the fiscal year ending December 31, 2002, was approved. The votes were as follows:

            For .........................      297,835,030
            Against .....................        4,282,074
            Abstentions .................        1,058,043

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

      The following exhibits are filed as part of this report:

Exhibit 12-- Computation of Deficiency of Earnings to Cover Fixed Charges

      Exhibit 99.1 -- Chief Executive Officer Certification

      Exhibit 99.2 -- Chief Financial Officer Certification

      (b) Reports on Form 8-K

DATE OF REPORT                                                   DESCRIPTION
--------------                                                   -----------
April 3, 2002      Item 5 -- Other Events       Exchange of Preferred Stock for Common Stock

June 6, 2002       Item 5 -- Other Events       Exchanges of Preferred Stock for Common Stock

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LORAL SPACE & COMMUNICATIONS LTD.
                                                   Registrant


                                                /s/ RICHARD J. TOWNSEND
                                        ----------------------------------------
                                                     Richard J. Townsend
                                                  Senior Vice President and
                                                   Chief Financial Officer
                                                (Principal Financial Officer)
                                             and Registrant's Authorized Officer

Date: August 14, 2002

                                  EXHIBIT INDEX

 EXHIBIT NO.                              DESCRIPTION
------------                              -----------
Exhibit 12      -- Computation of Deficiency of Earnings to Cover Fixed Charges
Exhibit 99.1    -- Chief Executive Officer Certification
Exhibit 99.2    -- Chief Financial Officer Certification