Form 10-Q
period 2002-09-30
LORAL SPACE & COMMUNICATIONS LTD
filed 2002-11-14
CIK 1006269

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                         COMMISSION FILE NUMBER 1-14180

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

     As of October 31, 2002, there were 424,831,402 shares of Loral Space & Communications Ltd. common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART 1.

                             FINANCIAL INFORMATION

                       LORAL SPACE & COMMUNICATIONS LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT PAR VALUES)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                               (UNAUDITED)       (NOTE)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $    99,446    $   159,949
  Accounts receivable, net..................................        35,250         39,299
  Contracts-in-process......................................       111,954        180,791
  Inventories...............................................        97,152         98,179
  Other current assets......................................        81,203         93,667
                                                               -----------    -----------
    Total current assets....................................       425,005        571,885
Property, plant and equipment, net..........................     2,021,901      1,977,356
Cost in excess of net assets acquired, net..................            --        891,719
Long-term receivables.......................................       209,857        223,596
Investments in and advances to affiliates...................       149,875        189,119
Deposits....................................................        96,490        155,490
Deferred tax assets.........................................       306,725        297,528
Other assets................................................        96,868        119,494
                                                               -----------    -----------
    Total assets............................................   $ 3,306,721    $ 4,426,187
                                                               ===========    ===========
                      LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Current portion of long-term debt.........................   $   150,393    $   136,616
  Accounts payable..........................................       122,121        147,033
  Accrued employment costs..................................        39,081         39,232
  Customer advances.........................................       149,229        148,990
  Accrued interest and preferred dividends..................        26,008         31,170
  Income taxes payable......................................        34,073         34,516
  Other current liabilities.................................        38,172         46,960
                                                               -----------    -----------
    Total current liabilities...............................       559,077        584,517
Pension and other postretirement liabilities................        62,228         55,590
Long-term liabilities.......................................       173,334        190,006
Long-term debt..............................................     2,133,496      2,226,525
Minority interest...........................................        16,055         18,681
Convertible redeemable preferred stock:
  6% Series C ($333,876 redemption value), $.01 par value...       329,382             --
  6% Series D ($142,390 redemption value), $.01 par value...       138,191             --
Commitments and contingencies (Notes 7, 8 and 9)
Shareholders' (deficit) equity:
  6% Series C convertible redeemable preferred stock
    ($70,333 and $491,994 redemption value), $.01 par
    value...................................................        69,386        485,371
  6% Series D convertible redeemable preferred stock
    ($27,194 and $305,539 redemption value), $.01 par
    value...................................................        26,392        296,529
  Common stock, $.01 par value..............................         3,767          3,368
  Paid-in capital...........................................     3,037,996      2,771,964
  Treasury stock............................................        (3,360)        (3,360)
  Unearned compensation.....................................            (4)           (81)
  Retained deficit..........................................    (3,247,819)    (2,223,710)
  Accumulated other comprehensive income....................         8,600         20,787
                                                               -----------    -----------
    Total shareholders' (deficit) equity....................      (105,042)     1,350,868
                                                               -----------    -----------
    Total liabilities and shareholders' (deficit) equity....   $ 3,306,721    $ 4,426,187
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

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                                 -------------------   -----------------------
                                                   2002       2001        2002         2001
                                                 --------   --------   -----------   ---------
Revenues from satellite sales..................  $119,425   $146,639   $   532,475   $ 454,625
Revenues from satellite services...............    91,557    114,424       303,043     342,435
                                                 --------   --------   -----------   ---------
  Total revenues...............................   210,982    261,063       835,518     797,060
Cost of satellite sales........................   117,388    141,829       497,673     407,558
Cost of satellite services.....................    65,102     72,540       193,820     221,684
Selling, general and administrative expenses...    37,038     53,653       120,158     164,043
                                                 --------   --------   -----------   ---------
Operating income (loss)........................    (8,546)    (6,959)       23,867       3,775
Interest and investment income.................     1,076      5,946        10,937      20,274
Interest expense...............................   (19,510)   (44,676)      (56,465)   (141,120)
                                                 --------   --------   -----------   ---------
Loss before income taxes, equity in net losses
  of affiliates, minority interest and
  cumulative effect of change in accounting
  principle....................................   (26,980)   (45,689)      (21,661)   (117,071)
Income tax (expense) benefit...................     4,727      5,849        (8,525)      7,799
                                                 --------   --------   -----------   ---------
Loss before equity in net losses of affiliates,
  minority interest and cumulative effect of
  change in accounting principle...............   (22,253)   (39,840)      (30,186)   (109,272)
Equity in net losses of affiliates, net of
  taxes........................................   (21,306)   (12,647)      (49,900)    (55,708)
Minority interest, net of taxes................      (149)       199          (143)        728
                                                 --------   --------   -----------   ---------
Loss before cumulative effect of change in
  accounting principle.........................   (43,708)   (52,288)      (80,229)   (164,252)
Cumulative effect of change in accounting
  principle, net of taxes (Notes 3 and 6)......        --         --      (876,500)     (1,741)
                                                 --------   --------   -----------   ---------
Net loss.......................................   (43,708)   (52,288)     (956,729)   (165,993)
Preferred dividends............................    (8,607)   (11,963)      (67,380)    (68,780)
                                                 --------   --------   -----------   ---------
Net loss applicable to common shareholders.....  $(52,315)  $(64,251)  $(1,024,109)  $(234,773)
                                                 ========   ========   ===========   =========
Basic and diluted loss per share:
  Before cumulative effect of change in
     accounting principle......................  $  (0.14)  $  (0.19)  $     (0.41)  $   (0.73)
  Cumulative effect of change in accounting
     principle.................................        --         --         (2.46)         --
                                                 --------   --------   -----------   ---------
  Loss per share...............................  $  (0.14)  $  (0.19)  $     (2.87)  $   (0.73)
                                                 ========   ========   ===========   =========
Weighted average shares outstanding:
  Basic and diluted............................   373,738    333,745       356,319     319,754
                                                 ========   ========   ===========   =========

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
Operating activities:
  Net loss..................................................  $(956,729)  $(165,993)
  Non-cash items:
    Equity in net losses of affiliates, net of taxes........     58,098      55,708
    Minority interest, net of taxes.........................        143        (728)
    Cumulative effect of change in accounting principle, net
     of taxes...............................................    876,500       1,741
    Deferred taxes..........................................     12,952      (8,296)
    Depreciation and amortization...........................    141,632     166,067
    Vendor financing receivable valuation allowance.........     11,190          --
    Loss on equipment disposals.............................      1,977          --
    Interest (income) expense...............................       (931)     30,259
  Changes in operating assets and liabilities:
    Accounts receivable.....................................      2,426       5,880
    Contracts-in-process....................................     64,324     (55,539)
    Inventories.............................................     10,990      (2,354)
    Long-term receivables...................................      4,172     (21,513)
    Deposits................................................     59,000       9,300
    Other current assets and other assets...................     27,012      24,998
    Accounts payable........................................    (24,906)     24,633
    Accrued expenses and other current liabilities..........    (31,973)    (27,202)
    Customer advances.......................................        239      55,527
    Income taxes payable....................................       (443)       (216)
    Pension and other postretirement liabilities............      6,638       5,654
    Long-term liabilities...................................      1,078      (3,231)
    Other...................................................        251         442
                                                              ---------   ---------
Net cash provided by operating activities...................    263,640      95,137
                                                              ---------   ---------
Investing activities:
  Capital expenditures......................................   (184,983)   (174,418)
  Investments in and advances to affiliates.................    (41,321)    (26,025)
  Proceeds from sale leaseback of assets, net...............         --      17,393
                                                              ---------   ---------
Net cash used in investing activities.......................   (226,304)   (183,050)
                                                              ---------   ---------
Financing activities:
  Borrowings under revolving credit facilities..............    118,000      95,000
  Repayments under term loans...............................    (48,750)    (81,000)
  Repayments under revolving credit facilities..............    (99,000)   (110,000)
  Interest payments on 10% senior notes.....................    (45,952)         --
  Repayments of export-import facility......................     (1,073)     (1,073)
  Repayments of other long-term obligations.................     (1,546)     (1,765)
  Preferred dividends.......................................    (29,485)    (40,255)
  Proceeds from stock issuances.............................      9,967      13,537
                                                              ---------   ---------
Net cash used in financing activities.......................    (97,839)   (125,556)
                                                              ---------   ---------
Decrease in cash and cash equivalents.......................    (60,503)   (213,469)
Cash and cash equivalents -- beginning of period............    159,949     394,045
                                                              ---------   ---------
Cash and cash equivalents -- end of period..................  $  99,446   $ 180,576
                                                              =========   =========
Non-cash activities:
  Unrealized losses on available-for-sale securities, net of taxes...................................................  $ (11,458)  $ (26,979)
                                                              =========   =========
  Unrealized net (losses) gains on derivatives, net of
    taxes...................................................  $    (948)  $   2,360
                                                              =========   =========
  Conversions of Series C preferred stock and Series D
    preferred stock and related issuance of additional
    common shares on conversions............................  $ 256,444   $ 300,328
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

          Fixed Satellite Services ("FSS"). The Company leases transponder capacity to customers for various applications, including television and cable broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television ("DTH") and provides telemetry, tracking and control services ("TT&C") and network services to customers. The Company operates its business through wholly-owned subsidiaries such as Loral Skynet, Loral Orion, Inc. ("Loral Orion") and Loral Skynet do Brasil Ltda. ("Skynet do Brasil") and affiliates such as Satelites Mexicanos, S.A. de C.V. ("Satmex"), Europe*Star Limited ("Europe*Star") and XTAR, L.L.C. ("XTAR").

          Satellite Manufacturing and Technology. The Company designs and manufactures satellites and space systems and develops satellite technology for a broad variety of customers and applications through Space Systems/Loral, Inc. ("SS/L").

          Data Services. The Company provides managed communications networks and Internet and intranet services through Loral CyberStar, Inc. ("Loral CyberStar") and delivers high-speed broadband data communications, business television and business media services through Loral Cyberstar and CyberStar, L.P. ("CyberStar LP").

2.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Loral included in Loral's latest Annual Report on Form 10-K.

  Reclassifications

     Certain reclassifications have been made to conform prior period amounts to the current period presentation.

                       LORAL SPACE & COMMUNICATIONS LTD.

3.  COMPREHENSIVE LOSS

     The components of comprehensive loss are as follows (in thousands):

                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                              SEPTEMBER 30,          SEPTEMBER 30,
                                           -------------------   ---------------------
                                             2002       2001       2002        2001
                                           --------   --------   ---------   ---------
Net loss.................................  $(43,708)  $(52,288)  $(956,729)  $(165,993)
Cumulative translation adjustment........       131        735         219        (171)
Unrealized losses on available-for-sale
  securities, net of taxes...............   (12,974)    (6,772)    (11,458)    (26,979)
Derivatives classified as cash flow
  hedges (net of taxes):
  Cumulative transition adjustment.......        --         --          --       1,220
  Net (decrease) increase in foreign
     currency exchange contracts.........       872        216        (407)      8,485
  Reclassifications into revenue and cost
     of sales from other comprehensive
     income..............................    (1,041)      (923)       (541)     (7,345)
                                           --------   --------   ---------   ---------
Comprehensive loss.......................  $(56,720)  $(59,032)  $(968,916)  $(190,783)
                                           ========   ========   =========   =========

4.  CONTRACTS-IN-PROCESS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
U.S. government contracts:
  Amounts billed............................................    $  4,351        $  1,613
  Unbilled receivables......................................       3,072           3,650
                                                                --------        --------
                                                                   7,423           5,263
                                                                --------        --------
Commercial contracts:
  Amounts billed............................................      79,346         157,153
  Unbilled receivables......................................      25,185          18,375
                                                                --------        --------
                                                                 104,531         175,528
                                                                --------        --------
                                                                $111,954        $180,791
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

                       LORAL SPACE & COMMUNICATIONS LTD.

5.  INVESTMENTS IN AND ADVANCES TO AFFILIATES

     Investments in and advances to affiliates consist of (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
Satmex equity investments...................................    $ 53,083        $ 71,318
Europe*Star equity investments and advances.................      52,358          82,346
XTAR equity investments.....................................      29,354           2,781
Globalstar:
  Acquired notes and loans ($630 million and $624 million
     principal and accrued interest as of September 30, 2002
     and December 31, 2001, respectively)...................      15,080          32,674
  Vendor financing ($250 million and $249 million principal
     and accrued interest as of September 30, 2002 and
     December 31, 2001, respectively).......................          --              --
                                                                --------        --------
                                                                $149,875        $189,119
                                                                ========        ========

     The Company accounts for its investment in Globalstar's $500 million credit facility at fair value, with changes in the value (net of taxes) recorded as a component of other comprehensive loss.

     Equity in net losses of affiliates consists of (in thousands):

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                             -------------------   -------------------
                                               2002       2001       2002       2001
                                             --------   --------   --------   --------
Satmex, net of taxes.......................  $ (5,699)  $    253   $(16,355)  $ (8,804)
Europe*Star, net of taxes..................   (15,547)    (7,169)   (29,230)   (18,584)
XTAR, net of taxes.........................      (261)      (189)    (1,174)      (189)
Globalstar and Globalstar service provider
  partnerships, net of taxes...............       201     (4,434)    (3,141)   (27,023)
Other affiliate............................        --     (1,108)        --     (1,108)
                                             --------   --------   --------   --------
                                             $(21,306)  $(12,647)  $(49,900)  $(55,708)
                                             ========   ========   ========   ========

     Subsequent to December 31, 2000, the Company has not recognized any income or loss related to its share of Globalstar's operating losses.

     During the second quarter of 2002, the Company recorded a $9 million charge to equity in net losses of affiliates relating to liabilities it had guaranteed in connection with a Globalstar service provider partnership. The related liabilities were paid in the third quarter of 2002.

     In connection with recording its share of Globalstar's operating losses in 2000, the Company recorded as a charge to equity in net losses of affiliates of $22.3 million representing the estimated probable uncollectible costs relating to subcontractor obligations to be incurred by the Company on Globalstar's behalf. During the second quarter of 2002, the Company recovered a claim with a vendor on the Globalstar program. Of this recovery, $14 million ($8 million after taxes) has been reflected in the statement of operations as equity income related to Globalstar, which, combined with recoveries recorded in 2001, fully offset the probable uncollectible costs originally recorded. Globalstar or its creditors may assert a claim to some portion or all of this recovery. If so, the Company will vigorously dispute any such claim.

                       LORAL SPACE & COMMUNICATIONS LTD.

     The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   -----------------
                                                   2002       2001      2002      2001
                                                 --------   --------   -------   -------
Revenues.......................................  $19,980    $16,276    $70,569   $75,107
Investment income..............................      294        294        882       883
Interest expense capitalized on development
  stage enterprise.............................      447         --        844        --
Profits relating to affiliate transactions not
  eliminated...................................    1,217        304      3,294     1,152
Elimination of Loral's proportionate share of
  profits relating to affiliate transactions...   (1,197)      (289)    (3,280)   (1,100)
Amortization of deferred credit, capitalized
  interest and profits relating to investments
  in affiliates................................      127        127        381       381

     The following table presents summary statement of operations data of Loral's affiliates Satmex and Europe*Star (in thousands):

                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                            ---------------------------------------------
                                                    2002                    2001
                                            ---------------------   ---------------------
                                            SATMEX    EUROPE*STAR   SATMEX    EUROPE*STAR
                                            -------   -----------   -------   -----------
Revenues..................................  $19,424    $  3,915     $30,906    $  3,865
Operating (loss) income...................   (1,222)     (6,619)      7,583     (10,605)
Net (loss) income.........................   (4,197)    (34,120)      5,735     (16,584)
Net (loss) income applicable to common
  shareholders............................   (4,574)    (34,120)      5,358     (16,584)

                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                           ----------------------------------------------
                                                    2002                    2001
                                           ----------------------   ---------------------
                                            SATMEX    EUROPE*STAR   SATMEX    EUROPE*STAR
                                           --------   -----------   -------   -----------
Revenues.................................  $ 62,433    $ 12,034     $97,610    $  8,747
Operating income (loss)..................      (755)    (19,302)     28,120     (26,368)
Net loss.................................   (11,937)    (62,901)     (1,880)    (42,268)
Net loss applicable to common
  shareholders...........................   (13,068)    (62,901)     (3,011)    (42,268)

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

  Goodwill

     In accordance with SFAS 142, the Company's previously recognized cost in excess of net assets acquired ("goodwill") of $892 million for business acquisitions accounted for under the purchase method of accounting completed prior to July 1, 2001, was reviewed under the new transitional guidance as of January 1, 2002. Goodwill had been previously assigned to the Company's business segments as follows (based on the net book value at December 31, 2001): FSS $597 million, satellite manufacturing and technology $286 million and data services $9 million. The Company hired professionals in the valuation consulting business to determine the fair value of each of the Company's reporting units. Since there were no quoted market prices in active markets for the Company's reporting units, the measurement of fair value for each reporting unit was based on the best information available for that reporting unit, including reasonable and supportable assumptions and projections, as follows: (1) FSS -- public company trading multiples, (2) satellite manufacturing and technology -- future discounted cash flows, and (3) data services -- merger and acquisition transaction multiples. Based on the fair values concluded on by those professionals, management determined that the goodwill for each of the Company's reporting units under the new guidance in SFAS 142 was fully impaired. Accordingly, as of January 1, 2002, the Company recorded a non-cash charge for the cumulative effect of the change in accounting principle of $892 million before taxes ($877 million after taxes).

     The charge is the result of a change in the evaluation criteria for goodwill from an undiscounted cash flow approach which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17, Intangible Assets, to the fair value approach which is stipulated in SFAS 142.

     The following table presents the actual financial results and as adjusted financial results without the amortization of goodwill for the Company for the three and nine months ended September 30, 2001 (in thousands, except per share amounts):

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  ----------------------   -----------------------
                                                   ACTUAL    AS ADJUSTED    ACTUAL     AS ADJUSTED
                                                  --------   -----------   ---------   -----------
Reported loss before cumulative effect of change
  in accounting principle.......................  $(52,288)   $(52,288)    $(164,252)   $(164,252)
Add back amortization of goodwill, net of
  taxes.........................................        --       6,748            --       20,062
                                                  --------    --------     ---------    ---------
Loss before cumulative effect of change in
  accounting principle..........................   (52,288)    (45,540)     (164,252)    (144,190)
Cumulative effect of change in accounting
  principle, net of taxes.......................        --          --        (1,741)      (1,741)
                                                  --------    --------     ---------    ---------
Net loss........................................   (52,288)    (45,540)     (165,993)    (145,931)
Preferred dividends.............................   (11,963)    (11,963)      (68,780)     (68,780)
                                                  --------    --------     ---------    ---------
Net loss applicable to common shareholders......  $(64,251)   $(57,503)    $(234,773)   $(214,711)
                                                  ========    ========     =========    =========
Reported basic and diluted loss per share before
  cumulative effect of change in accounting
  principle.....................................              $  (0.19)                 $   (0.73)
Add back goodwill amortization per share........                  0.02                       0.06
                                                              --------                  ---------
As adjusted loss per share before cumulative
  effect of change in accounting principle......                 (0.17)                     (0.67)
Cumulative effect of change in accounting
  principle.....................................                    --                         --
                                                              --------                  ---------
Adjusted loss per share.........................              $  (0.17)                 $   (0.67)
                                                              ========                  =========

                       LORAL SPACE & COMMUNICATIONS LTD.

  Other Acquired Intangible Assets

     The Company evaluated the useful lives of its other acquired intangible assets in connection with the adoption of SFAS 142 and determined that no changes to the useful lives were necessary.

     Other acquired intangible assets are included in other assets in the Company's condensed consolidated balance sheets as follows (in millions):

                                               SEPTEMBER 30, 2002       DECEMBER 31, 2001
                                              ---------------------   ---------------------
                                              GROSS    ACCUMULATED    GROSS    ACCUMULATED
                                              AMOUNT   AMORTIZATION   AMOUNT   AMORTIZATION
                                              ------   ------------   ------   ------------
Regulatory fees.............................  $22.7       $ (4.2)     $22.7       $(3.0)
Other intangibles...........................   13.0         (8.0)      13.0        (6.6)
                                              -----       ------      -----       -----
          Total.............................  $35.7       $(12.2)     $35.7       $(9.6)
                                              =====       ======      =====       =====

     The weighted average remaining amortization period for regulatory fees was eight years and for other intangibles was three years, as of September 30, 2002.

     Total pre-tax amortization expense for other acquired intangible assets for both the three months ended September 30, 2002 and 2001 was $0.8 million, and for the nine months ended September 30, 2002 and 2001 was $2.5 million and $2.8 million, respectively. Annual pre-tax amortization expense for other acquired intangible assets for the five years ended December 31, 2006 is estimated to be as follows (in millions):

2002........................................................   $3.4
2003........................................................    3.4
2004........................................................    3.3
2005........................................................    2.5
2006........................................................    1.4

7.  LONG TERM DEBT

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Loral Orion 10.00% Senior notes due 2006:
  Principal amount..........................................   $  612,704      $  612,704
  Accrued interest (deferred gain on debt exchanges)........      245,082         291,034
Loral Satellite term loan, 5.65% and 5.64% at September 30,
  2002 and December 31, 2001, respectively..................      260,250         294,000
Loral Satellite revolving credit facility, 5.08% and 5.14%
  at September 30, 2002 and December 31, 2001,
  respectively..............................................      170,000         136,000
LSC term loan facility, 4.09% and 4.17% at September 30,
  2002 and December 31, 2001, respectively..................      385,000         400,000
LSC revolving credit facility, 4.08% and 4.17% at September
  30, 2002 and December 31, 2001, respectively..............      150,000         165,000
9.50% Senior notes due 2006.................................      350,000         350,000
Export-import credit facility...............................        7,507           8,580
Other.......................................................          541             557

                       LORAL SPACE & COMMUNICATIONS LTD.

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Non-recourse debt of Loral Orion:
  11.25% Senior notes due 2007 (principal amount $37
     million)...............................................       39,922          40,385
  12.50% Senior discount notes due 2007 (principal amount at maturity $49 million and accreted principal amount $49
     million)...............................................       54,228          54,696
  Other.....................................................        8,655          10,185
                                                               ----------      ----------
Total debt..................................................    2,283,889       2,363,141
Less, current maturities....................................      150,393         136,616
                                                               ----------      ----------
                                                               $2,133,496      $2,226,525
                                                               ==========      ==========

8.  SHAREHOLDERS' (DEFICIT) EQUITY

     Under the New York Stock Exchange criteria for continued listing, the Exchange will normally give consideration to de-listing a company's stock when the average closing price of the stock is less than $1.00 over a consecutive 30-trading day period. The average closing price of Loral common stock has been less than $1.00 for 30 consecutive trading days, and on August 22, 2002, the Company received notice from the New York Stock Exchange that its stock price was below the Exchange's price criteria. If Loral is unable to cure this deficiency, the Company's common stock could be de-listed from the Exchange. De-listing of the Company's common stock by the New York Stock Exchange could result in a material adverse effect on the liquidity of the Company's common shares, have an adverse effect on the trading value and impair the Company's ability to raise funds in the capital markets. The Exchange has informed Loral that the price is the only criteria for listing that the Company does not currently meet. The Company has notified the Exchange of its intent to cure this deficiency. In accordance with the Exchange rules, the Company has six months from receipt of the notice letter from the New York Stock Exchange to cure this deficiency. In the event the actions the Company takes to cure this deficiency require shareholder approval, the six-month cure period will be extended until after the Company's next annual shareholders' meeting. The Company believes (although there can be no assurance) that it will be able to cure this deficiency within this time frame.

     The Company's 6% Series C convertible redeemable preferred stock ("the Series C Preferred Stock") and 6% Series D convertible redeemable preferred stock ("the Series D Preferred Stock") have mandatory redemption dates in 2006 and 2007, respectively. The Company has the ability to make mandatory redemption payments to the holders in either cash or common stock, or a combination of the two. Based upon the price of the Company's common stock at September 30, 2002, the Company did not have available a sufficient number of authorized shares of its common stock to effect payment of the total mandatory redemptions in common stock in 2006 and 2007. Accordingly, as of September 30, 2002, the Company classified an aggregate of $467 million of its Series C Preferred Stock and Series D Preferred Stock outside the shareholders' equity section of the balance sheet, based on the average of the volume weighted average daily price of the Company's common stock as defined (approximately $0.34 per share at September 30, 2002). Had the volume weighted average daily price of the Company's common stock as calculated been above $1.84 at September 30, 2002, none of the Company's preferred stock would have been classified outside the shareholders' equity section of the balance sheet (see discussion regarding the Company's October 8, 2002 exchange offers set forth below). The exact number of shares of the Company's common stock that may be issued on a mandatory redemption date cannot be determined at this time. That number will depend on a number of factors not known today, such as the price of the Company's common stock and the number of shares of the Company's preferred stock outstanding at that time. The Company could, subject to shareholder approval, increase the authorized number of shares of its common stock, which would enable the Company to effect payment of the total mandatory redemptions in common stock. The amount, if any, of the Series C

                       LORAL SPACE & COMMUNICATIONS LTD.

Preferred Stock and Series D Preferred Stock classified outside the shareholders' equity section will vary in future periods depending on these factors.

     On October 8, 2002, Loral completed exchange offers for its Series C and Series D preferred stock and converted 4.3 million shares of its Series C Preferred Stock and 2.7 million shares of its Series D Preferred Stock (representing approximately 61% of its preferred stock outstanding) for 45.8 million shares of its common stock and $13.4 million in cash. In connection with the exchange offers, Loral will incur $21.6 million of dividend charges, comprised of the $13.4 million in cash and non-cash dividend charges of $8.2 million. The non-cash dividend charges relate to the difference between the value of the common stock issued in the exchanges and the value of the shares that were issuable under the stated conversion terms of the preferred stock and will have no impact on Loral's total shareholders' equity as the offset was an increase in common stock and paid-in capital. As a result of the exchange offers, Loral retired preferred stock with mandatory redemptions of $350 million in 2006 and 2007 and will save $21 million in future annual dividend obligations over the life of the preferred stock retired. After giving effect to the October 8, 2002 exchange offers on a pro forma basis as of September 30, 2002, the Company's shareholder's equity would have been $219 million after classifying an aggregate of $133 million of its Series C Preferred Stock and Series D Preferred Stock outside the shareholders' equity section of the balance sheet, based on the average of the volume weighted average daily price of the Company's common stock as defined (approximately $0.34 per share at September 30, 2002). Had the volume weighted average daily price of the Company's common stock as calculated been above $0.84 as of September 30, 2002, none of the Company's preferred stock would have been classified outside the shareholders' equity section of the balance sheet on a pro forma basis.

     In August 2002, Loral's board of directors approved a plan to suspend indefinitely the future payment of dividends on its two series of preferred stock. Accordingly, Loral has deferred the payment of quarterly dividends due on its Series C Preferred Stock on November 1, 2002, and will defer the payment of quarterly dividends due on its Series D Preferred Stock on November 15, 2002. Dividends on the two series will continue to accrue. In the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the Series C Preferred Stock, holders of the majority of the outstanding Series C Preferred Stock will be entitled to elect two additional members to Loral's board of directors. In the event accrued and unpaid dividends accumulate to an amount equal to six consecutive quarterly dividends on the Series D Preferred Stock, holders of the majority of the outstanding Series D Preferred Stock will be entitled to elect two additional members to Loral's board of directors.

     During the second quarter of 2002, in privately negotiated exchange transactions, Loral converted 1.8 million shares of its Series C Preferred Stock and 2.7 million shares of its Series D Preferred Stock (representing approximately 28% of its preferred stock outstanding) into 30.9 million shares of its common stock. In connection with these transactions, Loral incurred non-cash dividend charges of $38 million, which primarily relate to the difference between the value of the common stock issued in the exchanges and the value of the shares that were issuable under the stated conversion terms of the preferred stock. The non-cash dividend charges had no impact on Loral's total shareholders' equity as the offset was an increase in common stock and paid-in capital. As a result of these transactions, Loral retired preferred stock with mandatory redemptions of $224 million in 2006 and 2007 and will save $13 million in future annual dividend obligations over the life of the preferred stock retired.

9.  COMMITMENTS AND CONTINGENCIES

     Loral Skynet has in the past entered into prepaid leases, sales contracts and other arrangements relating to transponders on its satellites. Under the terms of these agreements, Loral Skynet continues to operate the satellites which carry the transponders and originally provided for a warranty for a period of 10 to 14 years, in the case of sales contracts and other arrangements (19 transponders), and the lease term, in the case of the prepaid leases (nine transponders). Depending on the contract, Loral Skynet may be required to replace

                       LORAL SPACE & COMMUNICATIONS LTD.

transponders which do not meet operating specifications. Substantially all customers are entitled to a refund equal to the reimbursement value if there is no replacement, which is normally covered by insurance. In the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer. In the case of other arrangements, in the event of transponder failure where replacement capacity is not available on the satellite, one customer is not entitled to reimbursement, and the other customer's reimbursement value is based on contractually prescribed amounts that decline over time.

     Thirteen of the satellites built by SS/L and launched since 1997, six of which are owned and operated by Loral's subsidiaries or affiliates, have experienced minor losses of power from their solar arrays. Although to date, neither the Company nor any of the customers using the affected satellites have experienced any degradation in performance, there can be no assurance that one or more of the affected satellites will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite's design, when in the life of the affected satellite the loss occurred and the number and type of use being made of transponders then in service. A complete or partial loss of satellites could result in a loss of orbital incentive payments and, in the case of satellites owned by Loral subsidiaries and affiliates, a loss of revenues and profits. With respect to satellites under construction and construction of new satellites, based on its investigation of the matter, SS/L has identified and is implementing remedial measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, the Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

     In September 2001, the PAS 7 satellite built by SS/L for PanAmSat experienced an electrical power failure on its solar arrays that resulted in the loss of use of certain transponders on the satellite. As a result, PanAmSat has claimed that under its contract with SS/L it is entitled to be paid $16 million. SS/L disputes this claim and is in discussions with PanAmSat to resolve this matter. In addition, a Loral Skynet satellite has recently experienced a minor loss of power from its solar arrays, the cause of which may be similar to the cause of the PAS 7 anomaly. SS/L believes, however, that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, SS/L does not believe that these anomalies will affect other on-orbit satellites built by SS/L. Also, the PAS 8 satellite has experienced minor losses of power from its solar arrays, the cause of which is unrelated to the loss of power on the PAS 7 satellite. PanAmSat has claimed that under its contract with SS/L it is entitled to be paid $7.5 million as a result of these minor power losses. SS/L disputes this claim. SS/L and PanAmSat are in discussions to resolve this matter.

     SS/L has contracted to build a spot beam, Ka-band satellite for a customer planning to offer broadband data services directly to the consumer. The customer has failed to make certain payments due to SS/L under the contract and has asserted that SS/L is not able to meet the contractual delivery date for the satellite. As of September 30, 2002, SS/L had billed and unbilled accounts receivable and vendor financing arrangements of $49 million with this customer. SS/L and the customer have entered into an agreement that provides that, until December 20, 2002, neither party will assert that the other party is in default under the contract, and the parties are currently engaged in discussions to resolve their outstanding issues. In addition, SS/L and the customer have agreed to suspend work on the satellite during these discussions, pending the outcome of the discussions. If the parties do not resolve their issues, it is likely that each party would assert that the other is in

                       LORAL SPACE & COMMUNICATIONS LTD.

default. The contract provides that SS/L may terminate the contract for a customer default 90 days after serving a notice of default if the default is not cured by the customer; upon such a default, SS/L would be entitled to recover the contractually agreed price of items delivered and accepted prior to termination and 115% of its actual costs incurred for items not delivered prior to termination. The contract also provides that the customer may terminate the contract for an SS/L default 133 days after serving a notice of default if the default is not cured by SS/L; upon such a default, SS/L would be obligated to refund all amounts previously paid by the customer, $78 million as of September 30, 2002, plus interest. Based on the discussions currently in progress with the customer and other parties who may be interested in the satellite, management's assessment of the market opportunities for the satellite and consideration of the satellite's estimated value, management does not believe that this matter will have a material adverse effect on the consolidated financial position or results of operations of Loral. No assurance can be provided, however, that this matter will be resolved by the parties, will not result in SS/L's being involved in protracted litigation, or will not result in substantial liability on the part of SS/L to the customer.

     SS/L was a party to an Operational Agreement with Alcatel Space Industries, pursuant to which the parties had agreed to cooperate on certain satellite programs, and an Alliance Agreement with Alcatel Space (together with Alcatel Space Industries, "Alcatel"), pursuant to which Alcatel had certain rights with respect to SS/L, including the right to appoint two representatives to SS/L's seven-member board of directors, rights to approve certain extraordinary actions and certain rights to purchase SS/L shares at fair market value in the event of a change of control (as defined) of either Loral or SS/L. The agreements between Alcatel and SS/L were terminable on one year's notice, and, on February 22, 2001, Loral gave notice to Alcatel that they would expire on February 22, 2002. In April 2001, Alcatel commenced an arbitration proceeding challenging the effectiveness of Loral's notice of termination and asserting various alleged breaches of the agreements by SS/L relating to the exchange of information and other procedural or administrative matters. In February 2002, the arbitral tribunal issued a partial decision, which upheld the validity of Loral's termination effective February 22, 2002 and Alcatel's claims as to certain breaches. The partial decision was confirmed by the District Court for the Southern District of New York on June 25, 2002. The arbitral tribunal has provided both parties with an opportunity to file any additional claims or counterclaims they may have. In March 2002, Alcatel submitted additional claims against Loral and SS/L and is seeking at least $350 million in damages in respect of all of its claims. The Company believes that Alcatel's claims for damages are without merit and have been asserted for competitive reasons to disadvantage SS/L and that this matter will not have a material adverse effect on its consolidated financial position or results of operations. In April 2002, Loral and SS/L filed their statement of counterclaims against Alcatel. The claims being asserted against Alcatel are for breach of contract, defamation, misappropriation of SS/L's confidential property, conversion, and intentional breaches of confidentiality agreements. Loral and SS/L are seeking injunctive relief, compensatory damages in the amount of $380 million, and punitive damages. The arbitral tribunal will decide at a later date whether any of Alcatel's claims or Loral's or SS/L's counterclaims give rise to damages.

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

                       LORAL SPACE & COMMUNICATIONS LTD.

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

     If ChinaSat were to terminate its contract with SS/L for ChinaSat-8 as a result of these delays, ChinaSat may seek a refund of $134 million for payments made to SS/L as well as penalties of up to $11 million. The Company does not believe that ChinaSat is entitled to such a refund or penalties and would vigorously contest any such claims by ChinaSat. A portion of the potential claim relates to amounts that were paid to a launch vehicle provider. To the extent that SS/L or ChinaSat is able to recover some or all of the $52 million deposit payment on the Chinese launch vehicle, this recovery would reduce the amount of any claim. SS/L believes that ChinaSat bears the risk of loss in the event that the deposit payments are not refunded by the launch vehicle provider. SS/L has commenced discussions with the launch vehicle provider to recover this deposit. There can be no assurance, however, that SS/L will be able either to obtain a refund from the launch provider or to find a replacement customer for the Chinese launch vehicle. If ChinaSat were to terminate the contract, SS/L estimates that it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer, which resale cannot be guaranteed.

     On September 20, 2002, Loral, through its Loral Orion subsidiary, entered into an agreement with APT Satellite Company Limited ("APT") pursuant to which Loral will purchase a 50% interest in the APSTAR-V satellite, a satellite under construction by SS/L for APT. Loral's aggregate purchase price for its 50% interest in the satellite is $115.1 million, representing 50% of the current estimated project cost of constructing, launching and insuring the APSTAR-V satellite, which purchase price will be adjusted if the actual project cost is greater or lesser than $230.2 million. In addition, Loral has agreed to bear the cost of modifying the footprint of one of the Ku-band beams on the satellite. Pursuant to Loral's agreement with APT, Loral will pay one-half of the purchase price prior to launch for 13.5 transponders on the satellite, a portion of which is expected to be funded by existing launch vehicle deposits. The corresponding cumulative costs relating to these transponders have been reflected as satellites under construction on Loral's condensed consolidated balance sheet as of September 30, 2002. Subject to certain acceleration rights on the part of Loral, the remainder of the purchase price for the second 13.5 transponders will be paid by Loral as follows: on the second anniversary of the satellite's in-service date, $10.66 million for 2.5 additional transponders; on the third anniversary of the satellite's in-service date, $12.79 million for three additional transponders; and on each of the fourth and fifth anniversaries of the satellite's in-service date, $17.05 million for four additional transponders. Title to the transponders will pass to Loral upon its payments thereon. This agreement results in a proportionate amount of the APSTAR-V satellite becoming a self-constructed asset in Loral's condensed consolidated financial statements. Accordingly, as of September 30, 2002, $29 million of revenues and $4 million of profits were included in intercompany eliminations to reflect this amended arrangement with APT. Amounts attributable to the transponders to be acquired from APT in the future are being treated for accounting purposes as a repurchase obligation based on the present value of such

                       LORAL SPACE & COMMUNICATIONS LTD.

obligations and are included in satellites under construction and long-term liabilities on Loral's condensed consolidated balance sheet as of September 30, 2002.

     As of September 30, 2002, SS/L had outstanding vendor financing receivables totaling $72 million, including accrued interest, due from Sirius Satellite Radio Inc. ("Sirius"), which is currently in the process of rolling out its business. On October 17, 2002, Sirius announced that it had reached an agreement with its major creditors and investors to exchange debt and preferred stock for common equity. As part of the recapitalization, Sirius will receive $200 million in cash from third party investors, other than Loral. Under the recapitalization, almost all $700 million of Sirius's debt and all of its $525 million of preferred stock would be exchanged into its common stock. In connection with this agreement, SS/L has agreed to exchange its outstanding vendor financing receivables for common equity of Sirius. Assuming all of SS/L's vendor financing receivables are exchanged, SS/L will receive 59.4 million common shares or approximately 6% of Sirius's common stock outstanding after the exchange. The exchange is subject to various conditions, including, regulatory and shareholder approval and Sirius expects it to close by the end of the first quarter of fiscal 2003. In the third quarter of 2002, SS/L recorded a valuation allowance on the vendor financing receivables due from Sirius of $11 million, representing the difference between the carrying value of SS/L's interest and the value of the common shares expected to be received by SS/L based on the trading price of Sirius's common stock as of September 30, 2002.

     SS/L has entered into several long-term launch services agreements with various launch providers to secure future launches for its customers, including the Company and its affiliates. Through the assignment of satellites to launch vehicles, SS/L has utilized $59 million of its launch deposits since December 31, 2001. Nonetheless, SS/L may, as a result of current market conditions, cancel some of the launchers to which it has committed. SS/L has launch services agreements with International Launch Services ("ILS") which cover three launches. On November 13, 2002, SS/L terminated one of those future launches, which has a termination liability equal to its deposit of $5 million. Subsequently, on November 13, 2002, SS/L received a letter from ILS alleging SS/L's breach of the agreements, purporting to terminate all three launches and asserting a right to retain $42.5 million in deposits, without prejudice to any other legal claims or remedies. SS/L believes that ILS's claims are without merit and intends to defend against them vigorously and to seek recovery of its deposits. To the extent that the Company is unsuccessful in recovering its deposits, it will recognize a non-cash charge to earnings. Management does not believe that this matter will have a material adverse effect on the Company's consolidated financial position and its results of operations, although no assurances can be provided.

     At September 30, 2002, the Company was in compliance with all of the covenants and conditions under its various lending and funding arrangements (except for failure to be in compliance with a covenant relating to insurance under Loral Orion's 10% senior note indenture which has been cured and is discussed later in this paragraph) and believes that it will continue to meet these covenants and conditions. Upon acquisition of the Telstar 10/Apstar IIR satellite by Loral Orion, Loral Orion retained the satellite's existing insurance policy which provided that a loss of 65% or more of capacity constituted a total loss. Loral Orion's 10% senior note indenture requires that its in-orbit insurance provide that a loss of 50% or more of a satellite's capacity constitute a total loss of that satellite. Loral Orion, upon becoming aware that the existing insurance policy did not meet the indenture's requirements, took steps to cure the matter and has obtained insurance meeting the indenture's requirement that a loss of 50% or more capacity constitutes a total loss.

     In addition, Telstar 10/Apstar IIR, manufactured by SS/L and owned by Loral Orion, has the same solar array configuration as two other 1300-class satellites manufactured by SS/L that have experienced solar array failures. SS/L believes that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, the Company does not believe that these anomalies will affect Telstar 10/Apstar IIR. The insurance coverage for Telstar 10/Apstar IIR, however, provides for coverage of losses due to solar array failures only in the event of a capacity loss of 75% or more.

                       LORAL SPACE & COMMUNICATIONS LTD.

Some of Loral Orion's bondholders have questioned whether this limitation is in compliance with the Loral Orion indenture insurance covenant. Management believes that Loral Orion is in compliance with the covenant as properly interpreted. If, however, Loral Orion's bondholders were to give notice of a default under the indenture because of such limitations, and a court ruled against Loral Orion on this matter, the maturity of Loral Orion's 10% senior notes could be accelerated, and the bondholders could be able to call on the Company's guarantee of Loral Orion's senior notes.

     While the Company has in the past, consistent with industry practice, typically obtained in-orbit insurance for its satellites, the Company cannot guarantee that, upon a policy's expiration, the Company will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. Four other satellites owned by Loral Skynet and Loral Orion have the same solar array configuration as Telstar 10/Apstar IIR. There can be no assurance that the insurers will not require either exclusions of, or similar limitations on, coverage due to solar array failures in connection with renewals of insurance for these satellites in 2003 and 2004. An uninsured loss of a satellite would have a material adverse effect on the Company's consolidated financial position and its results of operations.

     Loral Skynet has an application pending with the FCC for authorization to use the C-Band frequency at 121 degrees W.L. in the U.S. using a non-U.S. ITU filing. Telstar 13, which is currently under construction, is scheduled for launch into this orbital slot in the first quarter of 2003. New Skies Satellites, which asserts that its non-U.S. ITU filing at 120.8 degrees W.L. has date priority over Loral Skynet's ITU filing, has filed comments with the FCC seeking to impose conditions on Loral Skynet's use of the 121 degrees W.L. slot. Loral Skynet has opposed New Skies' comments. Loral Skynet is continuing its international coordination of the 121 degrees W.L. slot and is in discussions with New Skies to resolve the matter. There can be no assurance, however, that coordination discussions with New Skies and other operators will be successful, that the FCC will grant Loral Skynet's application, or, if granted, whether conditions the FCC may impose will constrain Loral Skynet's operations at the 121 degrees W.L. slot.

     On October 21, 2002, National Telecom of India Ltd. ("Natelco") filed suit against Loral and Loral CyberStar in the United States District Court for the Southern District of New York. The suit relates to a joint venture agreement entered into in 1998 between Natelco and ONS Mauritius, Ltd., a subsidiary of Loral CyberStar, the effectiveness of which was subject to express conditions precedent. In 1999, ONS Mauritius had notified Natelco that Natelco had failed to satisfy those conditions precedent. In the suit, Natelco has alleged wrongful termination of the joint venture agreement, has asserted claims for breach of contract, tortious interference with contract, fraud in the inducement and lost profits, and is seeking damages and expenses in the amount of $97 million. The proceeding is in its very early stages and Loral is not yet obligated to respond formally to the complaint. Loral believes that the claims are without merit and intends to vigorously defend against them.

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

                       LORAL SPACE & COMMUNICATIONS LTD.

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

     On March 2, 2002, the seven separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of common stock of Loral Space & Communications Ltd. ("Loral") against Loral, Bernard L. Schwartz and Richard Townsend were consolidated into one action titled In re: Loral Space & Communications Ltd. Securities Litigation. On May 6, 2002, plaintiffs in the consolidated action filed a consolidated amended class action complaint alleging (a) that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by making material misstatements or failing to state material facts about Loral's financial condition and its investment in Globalstar and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged "controlling person" of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related or affiliated therewith. Loral and Messrs. Schwartz and Townsend have filed a motion to dismiss the complaint in its entirety.

     Loral believes that it has meritorious defenses to the above Globalstar related class action lawsuits and intends to pursue them vigorously.

     Loral holds debt obligations from Globalstar (see Note 5). On February 15, 2002, Globalstar and certain of its direct subsidiaries filed voluntary bankruptcy petitions under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court for the District of Delaware. In other situations in the past, challenges have been initiated seeking subordination or recharacterization of debt held by an affiliate of an issuer. While Loral knows of no reason why such a claim would prevail with respect to the debt Loral holds in Globalstar, there can be no assurance that such claims will not be made in Globalstar's bankruptcy proceeding. If such claims were to prove successful, it will jeopardize the amount of equity interest Loral will ultimately receive in the new Globalstar company. Moreover, actions may be initiated in Globalstar's bankruptcy proceeding seeking to characterize payments previously made by Globalstar to Loral prior to the filing date as preferential payments subject to repayment. Loral may also find itself subject to other claims brought by Globalstar creditors and securities holders, who may seek to impose liabilities on Loral as a result of its relationship with Globalstar. For instance, Globalstar's creditors may seek to pierce the corporate veil in an attempt to recover Globalstar obligations owed to them that are recourse to Loral's subsidiaries, which are general partners in Globalstar and have filed for bankruptcy protection. Globalstar's cumulative partners' deficit at September 30, 2002, was $3.1 billion.

                       LORAL SPACE & COMMUNICATIONS LTD.

     In May 2000, Globalstar finalized $500 million of vendor financing arrangements with Qualcomm. The original terms of this vendor financing provided for interest at 6%, a maturity date of August 15, 2003 and required repayment pro rata with the term loans due to Loral under Globalstar's $500 million credit facility. As of September 30, 2002, $623 million was outstanding under this facility (including $123 million of capitalized interest). Loral has agreed that if the principal amount outstanding under the Qualcomm vendor financing facility exceeds the principal amount due Loral under Globalstar's $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As of September 30, 2002, Loral had no guarantee obligation.

10.  LOSS PER SHARE

     Basic loss per share is computed based upon the weighted average number of shares of common stock outstanding. For the three months and nine months ended September 30, 2002 and 2001, diluted loss per share excludes the assumed conversion of the Company's outstanding Series C Preferred Stock and the Series D Preferred Stock into shares of common stock, as their effect would have been antidilutive. Weighted options equating to approximately 2.0 million shares and
0.5 million shares of common stock for the nine months ended September 30, 2002 and September 30, 2001, respectively, as calculated using the treasury stock method, were excluded from the calculation of diluted loss per share, as the effect would have been antidilutive.

     The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                SEPTEMBER 30,          SEPTEMBER 30,
                                             -------------------   ---------------------
                                               2002       2001        2002        2001
                                             --------   --------   ----------   --------
Numerator:
  Loss before cumulative effect of change
     in accounting principle...............  $43,708    $52,288    $   80,229   $164,252
  Cumulative effect of change in accounting
     principle, net of taxes...............       --         --       876,500      1,741
                                             -------    -------    ----------   --------
  Net loss.................................   43,708     52,288       956,729    165,993
  Preferred dividends......................    8,607     11,963        67,380     68,780
                                             -------    -------    ----------   --------
  Numerator for basic and diluted loss per
     share -- net loss applicable to common
     shareholders..........................  $52,315    $64,251    $1,024,109   $234,773
                                             =======    =======    ==========   ========
Denominator for basic and diluted loss per
  share:
  Weighted average shares of common
     stock.................................  373,738    333,745       356,319    319,754
                                             =======    =======    ==========   ========
Basic and diluted loss per share:
  Before cumulative effect of change in
     accounting principle..................  $  0.14    $  0.19    $     0.41   $   0.73
  Cumulative effect of change in accounting
     principle.............................       --         --          2.46         --
                                             -------    -------    ----------   --------
  Loss per share...........................  $  0.14    $  0.19    $     2.87   $   0.73
                                             =======    =======    ==========   ========

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

                       LORAL SPACE & COMMUNICATIONS LTD.

     Summarized financial information concerning the reportable segments is as follows (in millions):

                     THREE MONTHS ENDED SEPTEMBER 30, 2002

                                                           SATELLITE
                                              FIXED      MANUFACTURING
                                            SATELLITE         AND           DATA
                                           SERVICES(1)   TECHNOLOGY(2)   SERVICES(3)   CORPORATE(4)     TOTAL
                                           -----------   -------------   -----------   ------------   ---------
REVENUES AND EBITDA:
Revenues from external customers.........    $   98.6       $100.9          $15.1                     $   214.6
Intersegment revenues....................         5.1        107.0            0.1                         112.2
                                             --------       ------          -----                     ---------
Operating segment revenues...............    $  103.7       $207.9          $15.2                         326.8
                                             ========       ======          =====
Revenues of unconsolidated
  affiliates(5)..........................                                                                 (23.3)
Intercompany revenues(6).................                                                                 (92.5)
                                                                                                      ---------
Operating revenues as reported...........                                                             $   211.0
                                                                                                      =========
Segment EBITDA before eliminations.......    $   61.2       $ 10.8          $(2.4)        $ (8.7)     $    60.9
                                             ========       ======          =====         ======
EBITDA of unconsolidated affiliates(5)...                                                                  (9.4)
Intercompany EBITDA(6)...................                                                                 (13.6)
                                                                                                      ---------
EBITDA(7)................................                                                                  37.9
Depreciation and amortization(8).........                                                                 (46.4)
                                                                                                      ---------
Operating loss...........................                                                             $    (8.5)
                                                                                                      =========
OTHER DATA:
Depreciation and amortization before
  affiliate eliminations(8)..............    $   53.1       $  7.9          $ 2.8         $  0.2      $    64.0
                                             ========       ======          =====         ======
Depreciation and amortization of
  unconsolidated affiliates(5)(8)........                                                                 (17.6)
                                                                                                      ---------
Depreciation and amortization(8).........                                                             $    46.4
                                                                                                      =========
Total assets before affiliate
  eliminations...........................    $3,565.9       $737.7          $46.2         $361.3      $ 4,711.1
                                             ========       ======          =====         ======
Total assets of unconsolidated
  affiliates(5)..........................                                                              (1,404.4)
                                                                                                      ---------
Total assets.............................                                                             $ 3,306.7
                                                                                                      =========

---------------

(1) Includes 100% of Europe*Star's and Satmex's revenues and EBITDA and 100% of XTAR's EBITDA since July 2001. Loral Skynet's revenue was $80 million and $100 million for the three months ended September 30, 2002 and 2001, respectively, and $263 million and $291 million for the nine months ended September 30, 2002 and 2001, respectively, and its EBITDA was $52 million and $71 million for the three months ended September 30, 2002 and 2001, respectively, and $178 million and $206 million for the nine months ended September 30, 2002 and 2001, respectively.

(2) Satellite manufacturing and technology consists of 100% of SS/L's results.

(3) Data services consists of 100% of CyberStar LP (in which Loral owns an 82% equity interest) and 100% of Loral CyberStar. Equipment sales for data services were $1 million and $2 million for the three months ended September 30, 2002 and 2001, respectively, and $5 million and $6 million for the nine months ended September 30, 2002 and 2001, respectively.

(4) Represents corporate expenses incurred in support of the Company's operations.

(5) Represents amounts related to unconsolidated affiliates (Satmex, Europe*Star and XTAR), which are eliminated in order to arrive at Loral's consolidated results. Loral's proportionate share of these affiliates is included in equity in net losses of affiliates in Loral's condensed consolidated statements of operations.

                       LORAL SPACE & COMMUNICATIONS LTD.

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

                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                             SATELLITE
                                                FIXED      MANUFACTURING
                                              SATELLITE         AND           DATA
                                             SERVICES(1)   TECHNOLOGY(2)   SERVICES(3)   CORPORATE(4)    TOTAL
                                             -----------   -------------   -----------   ------------   --------
REVENUES AND EBITDA:
Revenues from external customers...........    $315.3         $472.3          $52.6                     $  840.2
Intersegment revenues......................      22.1          228.2            0.2                        250.5
                                               ------         ------          -----                     --------
Operating segment revenues.................    $337.4         $700.5          $52.8                      1,090.7
                                               ======         ======          =====
Revenues of unconsolidated affiliates(5)...                                                                (74.5)
Intercompany revenues(6)...................                                                               (180.7)
                                                                                                        --------
Operating revenues as reported.............                                                             $  835.5
                                                                                                        ========
Segment EBITDA before eliminations.........    $209.0         $ 38.3          $(2.5)        $(26.2)     $  218.6
                                               ======         ======          =====         ======
EBITDA of unconsolidated affiliates(5).....                                                                (30.7)
Intercompany EBITDA(6).....................                                                                (22.4)
                                                                                                        --------
EBITDA(7)..................................                                                                165.5
Depreciation and amortization(8)...........                                                               (141.6)
                                                                                                        --------
Operating income...........................                                                             $   23.9
                                                                                                        ========
OTHER DATA:
Depreciation and amortization before
  affiliate eliminations(8)................    $159.4         $ 24.4          $10.0         $  0.6      $  194.4
                                               ======         ======          =====         ======
Depreciation and amortization of
  unconsolidated affiliates(5)(8)..........                                                                (52.8)
                                                                                                        --------
Depreciation and amortization(8)...........                                                             $  141.6
                                                                                                        ========

                       LORAL SPACE & COMMUNICATIONS LTD.

                     THREE MONTHS ENDED SEPTEMBER 30, 2001

                                                               SATELLITE
                                                  FIXED      MANUFACTURING
                                                SATELLITE         AND           DATA
                                               SERVICES(1)   TECHNOLOGY(2)   SERVICES(3)   CORPORATE(4)   TOTAL
                                               -----------   -------------   -----------   ------------   ------
REVENUES AND EBITDA:
Revenues from external customers.............    $124.7         $132.9          $22.3                     $279.9
Intersegment revenues........................       9.9           50.0            0.1                       60.0
                                                 ------         ------          -----                     ------
Operating segment revenues...................    $134.6         $182.9          $22.4                      339.9
                                                 ======         ======          =====
Revenues of unconsolidated affiliates(5).....                                                              (34.8)
Intercompany revenues(6).....................                                                              (44.0)
                                                                                                          ------
Operating revenues as reported...............                                                             $261.1
                                                                                                          ======
Segment EBITDA before eliminations...........    $ 86.6         $  1.3          $(2.6)        $(11.9)     $ 73.4
                                                 ======         ======          =====         ======
EBITDA of unconsolidated affiliates(5).......                                                              (15.5)
Intercompany EBITDA(6).......................                                                               (8.5)
                                                                                                          ------
EBITDA(7)....................................                                                               49.4
Depreciation and amortization(8).............                                                              (56.4)
                                                                                                          ------
Operating loss...............................                                                             $ (7.0)
                                                                                                          ======
OTHER DATA:
Depreciation and amortization before
  affiliate eliminations(8)..................    $ 58.8         $  9.6          $ 6.7         $  0.5      $ 75.6
                                                 ======         ======          =====         ======
Depreciation and amortization of
  unconsolidated affiliates(5)(8)............                                                              (19.2)
                                                                                                          ------
Depreciation and amortization(8).............                                                             $ 56.4
                                                                                                          ======

                       LORAL SPACE & COMMUNICATIONS LTD.

                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                             SATELLITE
                                                FIXED      MANUFACTURING
                                              SATELLITE         AND           DATA
                                             SERVICES(1)   TECHNOLOGY(2)   SERVICES(3)   CORPORATE(4)    TOTAL
                                             -----------   -------------   -----------   ------------   --------
REVENUES AND EBITDA:
Revenues from external customers...........    $360.5         $403.7         $ 77.1                     $  841.3
Intersegment revenues......................      36.8          192.3            0.1                        229.2
                                               ------         ------         ------                     --------
Operating segment revenues.................    $397.3         $596.0         $ 77.2                      1,070.5
                                               ======         ======         ======
Revenues of unconsolidated affiliates(5)...                                                               (106.3)
Intercompany revenues(6)...................                                                               (167.1)
                                                                                                        --------
Operating revenues as reported.............                                                             $  797.1
                                                                                                        ========
Segment EBITDA before eliminations.........    $260.0         $ 36.3         $(16.2)        $(33.8)     $  246.3
                                               ======         ======         ======         ======
EBITDA of unconsolidated affiliates(5).....                                                                (54.1)
Intercompany EBITDA(6).....................                                                                (22.4)
                                                                                                        --------
EBITDA(7)..................................                                                                169.8
Depreciation and amortization(8)...........                                                               (166.0)
                                                                                                        --------
Operating income...........................                                                             $    3.8
                                                                                                        ========
OTHER DATA:
Depreciation and amortization before
  affiliate eliminations(8)................    $171.2         $ 27.2         $ 18.9         $  1.6      $  218.9
                                               ======         ======         ======         ======
Depreciation and amortization of
  unconsolidated affiliates(5)(8)..........                                                                (52.9)
                                                                                                        --------
Depreciation and amortization(8)...........                                                             $  166.0
                                                                                                        ========

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

  SFAS 144

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of

                       LORAL SPACE & COMMUNICATIONS LTD.

a business. The Company has determined that there was no effect on the Company's consolidated financial position or results of operations upon the adoption of SFAS 144 on January 1, 2002.

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

  SFAS 146

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 replaces EITF Issue No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

     Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiary and the other wholly-owned subsidiaries (the "Non-Guarantor Subsidiaries") of Loral Orion as of September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Subsidiary Issuer, Guarantor Subsidiary and Non-Guarantor Subsidiaries assuming the guarantee structure of the new senior notes was in effect at the beginning of the periods presented.

     The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Subsidiary Issuer, the Guarantor Subsidiary and the Non-Guarantor Subsidiaries using the equity method of accounting. The Parent Company's significant transactions with its subsidiaries other than the investment account and related equity in net loss of unconsolidated subsidiaries, are the management fee charged by Loral SpaceCom Corporation to the Parent Company in 2001, intercompany notes receivable and payable with its subsidiaries and intercompany payables and receivables between its subsidiaries resulting primarily from the funding of the construction of satellites for the fixed satellite services segment. During the third quarter of 2002, Loral Satellite provided $29.5 million to Loral in the form of a note receivable which bears no interest and is payable upon maturity of the Loral Satellite Credit Agreement.

                       LORAL SPACE & COMMUNICATIONS LTD.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                       PARENT      SUBSIDIARY   GUARANTOR    NON-GUARANTOR
                                       COMPANY       ISSUER     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     -----------   ----------   ----------   -------------   ------------   ------------
Current assets:
  Cash and cash equivalents........  $     1,223   $  24,962    $      --     $    73,261     $       --    $    99,446
  Accounts receivable, net.........           --      10,238          635          24,377             --         35,250
  Contracts-in-process.............           --          --           --         111,954             --        111,954
  Inventories......................           --          --           --          97,152             --         97,152
  Other current assets.............        1,481       5,120        1,463          73,139             --         81,203
                                     -----------   ---------    ---------     -----------     ----------    -----------
    Total current assets...........        2,704      40,320        2,098         379,883             --        425,005
Property, plant and equipment,
  net..............................           --     329,634      209,954       1,501,972        (19,659)     2,021,901
Long-term receivables..............           --          --           --         209,857             --        209,857
Notes receivable (payable)
  unconsolidated subsidiaries......      170,500     (31,540)          --        (138,960)            --             --
Due to (from) unconsolidated
  subsidiaries.....................       32,121     (97,750)     105,045         (43,173)         3,757             --
Investments in unconsolidated
  subsidiaries.....................      537,632     306,571     (271,698)     (1,696,754)     1,124,249             --
Investments in and advances to
  affiliates.......................       31,092          --           --         118,783             --        149,875
Deposits...........................           --          --           --          96,490             --         96,490
Deferred tax assets................           --      32,130           --          84,824        189,771        306,725
Other assets.......................        4,868      18,056          710          73,234             --         96,868
                                     -----------   ---------    ---------     -----------     ----------    -----------
    Total assets...................  $   778,917   $ 597,421    $  46,109     $   586,156     $1,298,118    $ 3,306,721
                                     ===========   =========    =========     ===========     ==========    ===========
Current liabilities:
  Current portion of long-term
    debt...........................  $        --   $  63,226    $      --     $    87,167     $       --    $   150,393
  Accounts payable.................           --         314          963         120,844             --        122,121
  Accrued employment costs.........           --          --           --          39,081             --         39,081
  Customer advances................           --         421          598         148,210             --        149,229
  Accrued interest and preferred
    dividends......................       12,333       2,136           --          11,539             --         26,008
  Income taxes payable.............        7,939          --           --         (39,738)        65,872         34,073
  Other current liabilities........        1,528       2,232           51          34,361             --         38,172
  Deferred tax liabilities.........       25,472          --           --              --        (25,472)            --
                                     -----------   ---------    ---------     -----------     ----------    -----------
    Total current liabilities......       47,272      68,329        1,612         401,464         40,400        559,077
Deferred tax liabilities...........       19,114          --        8,602              --        (27,716)            --
Pension and other postretirement
  liabilities......................           --          --           --          62,228             --         62,228
Long-term liabilities..............           --       8,346        1,022         163,966             --        173,334
Long-term debt.....................      350,000     897,365           --         886,131             --      2,133,496
Minority interest..................           --          --           --          16,055             --         16,055
6% Series C convertible redeemable
  preferred stock..................      329,382          --           --              --             --        329,382
6% Series D convertible redeemable
  preferred stock..................      138,191          --           --              --             --        138,191
Shareholders' (deficit) equity:
  6% Series C convertible
    redeemable preferred stock.....       69,386          --           --              --             --         69,386
  6% Series D convertible
    redeemable preferred stock.....       26,392          --           --              --             --         26,392
  Common stock, par value $.01.....        3,767          --           --              --             --          3,767
  Paid-in capital..................    3,037,996     604,166           --              --       (604,166)     3,037,996
  Treasury stock, at cost..........       (3,360)         --           --              --             --         (3,360)
  Unearned compensation............           (4)         --           --              --             --             (4)
  Retained (deficit) earnings......   (3,247,819)   (980,785)      34,873        (943,688)     1,889,600     (3,247,819)
  Accumulated other comprehensive
    income.........................        8,600          --           --              --             --          8,600
                                     -----------   ---------    ---------     -----------     ----------    -----------
    Total shareholders' (deficit)
      equity.......................     (105,042)   (376,619)      34,873        (943,688)     1,285,434       (105,042)
                                     -----------   ---------    ---------     -----------     ----------    -----------
    Total liabilities and
      shareholders' (deficit)
      equity.......................  $   778,917   $ 597,421    $  46,109     $   586,156     $1,298,118    $ 3,306,721
                                     ===========   =========    =========     ===========     ==========    ===========

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     THREE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                 PARENT    SUBSIDIARY   GUARANTOR    NON-GUARANTOR
                                COMPANY      ISSUER     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                --------   ----------   ----------   -------------   ------------   ------------
Revenues from satellite
  sales.......................  $     --    $    --      $    --       $148,667        $(29,242)      $119,425
Revenues from satellite
  services....................        --     23,383       12,052         68,637         (12,515)        91,557
Management fee from parent....        --         --           --             (4)              4             --
                                --------    -------      -------       --------        --------       --------
     Total revenues...........        --     23,383       12,052        217,300         (41,753)       210,982
Costs of satellite sales......        --         --           --        142,391         (25,003)       117,388
Costs of satellite services...        --     25,208        7,090         50,038         (17,234)        65,102
Selling, general and
  administrative expenses.....     1,203      2,743           61         33,031              --         37,038
Management fee expense........        (4)        --           --             --               4             --
                                --------    -------      -------       --------        --------       --------
Operating (loss) income.......    (1,199)    (4,568)       4,901         (8,160)            480         (8,546)
Interest and investment
  income......................     5,341        208           --          1,631          (6,104)         1,076
Interest expense..............    (9,831)    (3,062)          --        (13,408)          6,791        (19,510)
                                --------    -------      -------       --------        --------       --------
(Loss) income before income
  taxes, equity in net losses
  of unconsolidated
  subsidiaries and affiliates
  and minority interest.......    (5,689)    (7,422)       4,901        (19,937)          1,167        (26,980)
Income tax benefit
  (provision).................    (1,581)     1,600       (1,714)         5,093           1,329          4,727
                                --------    -------      -------       --------        --------       --------
(Loss) income before equity in
  net losses of unconsolidated
  subsidiaries and affiliates
  and minority interest.......    (7,270)    (5,822)       3,187        (14,844)          2,496        (22,253)
Equity in net income (losses)
  of unconsolidated
  subsidiaries, net of
  taxes.......................   (16,281)     6,575           --             --           9,706             --
Equity in net losses of
  affiliates, net of taxes....   (20,157)        --           --         (1,149)             --        (21,306)
Minority interest, net of
  taxes.......................        --         --           --           (149)             --           (149)
                                --------    -------      -------       --------        --------       --------
Net (loss) income.............  $(43,708)   $   753      $ 3,187       $(16,142)       $ 12,202       $(43,708)
                                ========    =======      =======       ========        ========       ========

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                              PARENT     SUBSIDIARY   GUARANTOR    NON-GUARANTOR
                              COMPANY      ISSUER     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                             ---------   ----------   ----------   -------------   ------------   ------------
Revenues from satellite
  sales....................  $      --   $      --     $    --       $ 561,717       $(29,242)     $ 532,475
Revenues from satellite
  services.................         --      75,190      36,225         230,602        (38,974)       303,043
Management fee from
  parent...................         --          --          --              23            (23)            --
                             ---------   ---------     -------       ---------       --------      ---------
     Total revenues........         --      75,190      36,225         792,342        (68,239)       835,518
Costs of satellite sales...         --          --          --         522,676        (25,003)       497,673
Costs of satellite
  services.................         --      75,087      21,286         134,157        (36,710)       193,820
Selling, general and
  administrative
  expenses.................      3,660       8,372         775         107,351             --        120,158
Management fee expense.....         23          --          --              --            (23)            --
                             ---------   ---------     -------       ---------       --------      ---------
Operating income (loss)....     (3,683)     (8,269)     14,164          28,158         (6,503)        23,867
Interest and investment
  income...................     15,958         509          --          12,527        (18,057)        10,937
Interest expense...........    (29,483)     (9,812)         --         (37,288)        20,118        (56,465)
                             ---------   ---------     -------       ---------       --------      ---------
(Loss) income before income
  taxes, equity in net
  losses of unconsolidated
  subsidiaries and
  affiliates, minority
  interest and cumulative
  effect of change in
  accounting principle.....    (17,208)    (17,572)     14,164           3,397         (4,442)       (21,661)
Income tax benefit
  (provision)..............     (4,735)      6,197      (4,942)         (7,166)         2,121         (8,525)
                             ---------   ---------     -------       ---------       --------      ---------
(Loss) income before equity
  in net losses of
  unconsolidated
  subsidiaries and
  affiliates, minority
  interest and cumulative
  effect of change in
  accounting principle.....    (21,943)    (11,375)      9,222          (3,769)        (2,321)       (30,186)
Equity in net income
  (losses) of
  unconsolidated
  subsidiaries, net of
  taxes....................   (878,750)     12,610          --              --        866,140             --
Equity in net income
  (losses) of affiliates,
  net of taxes.............    (56,036)         --          --           6,136             --        (49,900)
Minority interest, net of
  taxes....................         --          --          --            (143)            --           (143)
                             ---------   ---------     -------       ---------       --------      ---------
(Loss) income before
  cumulative effect of
  change in accounting
  principle................   (956,729)      1,235       9,222           2,224        863,819        (80,229)
Cumulative effect of change
  in accounting principle,
  net of taxes.............               (562,201)         --        (314,299)            --       (876,500)
                             ---------   ---------     -------       ---------       --------      ---------
Net (loss) income..........  $(956,729)  $(560,966)    $ 9,222       $(312,075)      $863,819      $(956,729)
                             =========   =========     =======       =========       ========      =========

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (IN THOUSANDS)

                                             PARENT     SUBSIDIARY   GUARANTOR    NON-GUARANTOR
                                             COMPANY      ISSUER     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                            ---------   ----------   ----------   -------------   ------------   ------------
Operating activities:
  Net loss................................  $(956,729)  $(560,966)    $  9,222      $(312,075)     $ 863,819      $(956,729)
  Non-cash items:                                                                          --             --             --
    Equity in net losses of affiliates,
      net of taxes........................     56,036          --           --          2,062             --         58,098
    Minority interest, net of taxes.......         --          --           --            143             --            143
    Cumulative effect of change in
      accounting principle, net of
      taxes...............................         --     562,201           --        314,299             --        876,500
    Equity in net losses of unconsolidated
      subsidiaries, net of taxes..........    878,750      (9,222)          --          9,222       (878,750)            --
    Deferred taxes........................      4,735          --        3,388         10,509         (5,680)        12,952
    Depreciation and amortization.........         --      40,709       15,760         85,163             --        141,632
    Vendor financing receivable valuation
      allowance...........................         --          --           --         11,190             --         11,190
    Loss on equipment disposals...........         --          --           --          1,977             --          1,977
    Interest (income) expense.............         --         909           --         (1,840)            --           (931)
  Changes in operating assets and
    liabilities:
    Accounts receivable, net..............         --       2,833         (138)          (269)            --          2,426
    Contracts-in-process..................         --          --           --         64,324             --         64,324
    Inventories...........................         --          --           --         10,990             --         10,990
    Long-term receivables.................         --          --           --          4,172             --          4,172
    Deposits..............................         --          --           --         59,000             --         59,000
    Due to (from) unconsolidated
      subsidiaries........................    (12,899)     33,996      (31,272)       (11,892)        22,067             --
    Other current assets and other
      assets..............................       (446)      2,989        3,015         21,454             --         27,012
    Accounts payable......................        171      (2,363)         250        (22,964)            --        (24,906)
    Accrued expenses and other current
      liabilities.........................    (10,210)        247           --        (22,010)            --        (31,973)
    Customer advances.....................         --      (1,280)         (41)         1,560             --            239
    Income taxes payable..................         --          --           --          2,262         (2,705)          (443)
    Pension and other postretirement
      liabilities.........................         --          --           --          6,638             --          6,638
    Long-term liabilities.................         --      (2,380)        (184)         3,642             --          1,078
    Other.................................         97          --           --            154             --            251
                                            ---------   ---------     --------      ---------      ---------      ---------
Net cash provided by (used in) operating
  activities..............................    (40,495)     67,673           --        237,711         (1,249)       263,640
                                            ---------   ---------     --------      ---------      ---------      ---------
Investing activities:
  Capital expenditures....................         --     (14,628)          --       (171,604)         1,249       (184,983)
  Investments in and advances to
    affiliates............................    (12,092)         --           --        (29,229)            --        (41,321)
  Investments in and advances to
    unconsolidated subsidiaries...........     (2,240)         --           --          2,240             --             --
                                            ---------   ---------     --------      ---------      ---------      ---------
Net cash (used in) provided by in
  investing activities....................    (14,332)    (14,628)          --       (198,593)         1,249       (226,304)
                                            ---------   ---------     --------      ---------      ---------      ---------
Financing activities:
  Borrowings under revolving credit
    facilities............................         --          --           --        118,000             --        118,000
  Repayments under term loans.............         --          --           --        (48,750)            --        (48,750)
  Repayments under revolving credit
    facilities............................         --          --           --        (99,000)            --        (99,000)
  Interest payments on 10% senior notes...         --     (45,952)          --             --             --        (45,952)
  Repayment of export-import facility.....         --          --           --         (1,073)            --         (1,073)
  Repayments of other long-term
    obligations...........................         --      (1,530)          --            (16)            --         (1,546)
  Note payable to Loral Satellite.........     29,500          --           --        (29,500)            --             --
  Preferred dividends.....................    (29,485)         --           --             --             --        (29,485)
  Proceeds from stock issuances...........      9,967          --           --             --             --          9,967
                                            ---------   ---------     --------      ---------      ---------      ---------
Net cash provided by (used in) financing
  activities..............................      9,982     (47,482)          --        (60,339)            --        (97,839)
                                            ---------   ---------     --------      ---------      ---------      ---------
Increase (decrease) in cash and cash
  equivalents.............................    (44,845)      5,563           --        (21,221)            --        (60,503)
Cash and cash equivalents -- beginning of
  period..................................     46,068      19,399           --         94,482             --        159,949
                                            ---------   ---------     --------      ---------      ---------      ---------
Cash and cash equivalents -- end of
  period..................................  $   1,223   $  24,962     $     --      $  73,261      $      --      $  99,446
                                            =========   =========     ========      =========      =========      =========

                       LORAL SPACE & COMMUNICATIONS LTD.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                           PARENT      SUBSIDIARY   GUARANTOR    NON-GUARANTOR
                                           COMPANY       ISSUER     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -----------   ----------   ----------   -------------   ------------   ------------
Current assets:
  Cash and cash equivalents............  $    46,068   $   19,399   $      --     $    94,482     $       --    $   159,949
  Accounts receivable, net.............           --       13,071         497          25,731             --         39,299
  Contracts-in-process.................           --           --          --         180,791             --        180,791
  Inventories..........................           --           --          --          98,179             --         98,179
  Other current assets.................          265        6,053       5,151          82,198             --         93,667
                                         -----------   ----------   ---------     -----------     ----------    -----------
    Total current assets...............       46,333       38,523       5,648         481,381             --        571,885
Property, plant and equipment, net.....           --      354,196     225,714       1,415,856        (18,410)     1,977,356
Costs in excess of net assets acquired,
  net..................................           --      562,201          --         329,518             --        891,719
Long-term receivables..................           --           --          --         223,596             --        223,596
Notes receivable (payable)
  unconsolidated subsidiaries..........      200,000      (29,700)         --        (170,300)            --             --
Due to (from) unconsolidated
  subsidiaries.........................       12,915      (62,961)     72,978         (48,810)        25,878             --
Investments in unconsolidated
  subsidiaries.........................    1,432,614      297,349    (271,698)     (1,703,764)       245,499             --
Investments in and advances to
  affiliates...........................       77,061           --          --         112,058             --        189,119
Deposits...............................           --           --          --         155,490             --        155,490
Deferred tax assets....................           --       32,130          --          75,193        190,205        297,528
Other assets...........................        6,632       20,836         832          91,194             --        119,494
                                         -----------   ----------   ---------     -----------     ----------    -----------
    Total assets.......................  $ 1,775,555   $1,212,574   $  33,474     $   961,412     $  443,172    $ 4,426,187
                                         ===========   ==========   =========     ===========     ==========    ===========
Current liabilities:
  Current portion of long-term debt....  $        --   $   49,449   $      --     $    87,167     $       --    $   136,616
  Accounts payable.....................        1,357        2,677         713         142,286             --        147,033
  Accrued employment costs.............           --           --          --          39,232             --         39,232
  Customer advances....................           --          952         128         147,910             --        148,990
  Accrued interest and preferred
    dividends..........................       22,543        1,889          --           6,738             --         31,170
  Income taxes payable.................        7,939           --          --         (42,000)        68,577         34,516
  Other current liabilities............           --        5,719         235          41,006             --         46,960
  Deferred tax liabilities.............       21,222           --          --            (485)       (20,737)            --
                                         -----------   ----------   ---------     -----------     ----------    -----------
    Total current liabilities..........       53,061       60,686       1,076         421,854         47,840        584,517
Deferred tax liabilities...............       21,626           --       5,214            (503)       (26,337)            --
Pension and other postretirement
  liabilities..........................           --           --          --          55,590             --         55,590
Long-term liabilities..................           --        7,986       1,533         180,487             --        190,006
Long-term debt.........................      350,000      959,555          --         916,970             --      2,226,525
Minority interest......................           --           --          --          18,681             --         18,681
Shareholders' equity (deficit):
  6% Series C convertible redeemable
    preferred stock....................      485,371           --          --              --             --        485,371
  6% Series D convertible redeemable
    preferred stock....................      296,529           --          --              --             --        296,529
  Common stock.........................        3,368           --          --              --             --          3,368
  Paid-in capital......................    2,771,964      604,166          --              --       (604,166)     2,771,964
  Treasury stock, at cost..............       (3,360)          --          --              --             --         (3,360)
  Unearned compensation................          (81)          --          --              --             --            (81)
  Retained (deficit) earnings..........   (2,223,710)    (419,819)     25,651        (631,667)     1,025,835     (2,223,710)
  Accumulated other comprehensive
    income.............................       20,787           --          --              --             --         20,787
                                         -----------   ----------   ---------     -----------     ----------    -----------
    Total shareholders' equity
      (deficit)........................    1,350,868      184,347      25,651        (631,667)       421,669      1,350,868
                                         -----------   ----------   ---------     -----------     ----------    -----------
    Total liabilities and shareholders'
      equity...........................  $ 1,775,555   $1,212,574   $  33,474     $   961,412     $  443,172    $ 4,426,187
                                         ===========   ==========   =========     ===========     ==========    ===========

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     THREE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                PARENT    SUBSIDIARY   GUARANTOR    NON-GUARANTOR
                               COMPANY      ISSUER     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                               --------   ----------   ----------   -------------   ------------   ------------
Revenues from satellite
  sales......................  $     --    $     --     $    --       $148,609        $ (1,970)      $146,639
Revenues from satellite
  services...................        --      24,984      15,341         92,180         (18,081)       114,424
Management fee from parent...        --          --          --         12,147         (12,147)            --
                               --------    --------     -------       --------        --------       --------
     Total revenues..........        --      24,984      15,341        252,936         (32,198)       261,063
Costs of satellite sales.....        --          --          --        141,829              --        141,829
Costs of satellite
  services...................        --      31,670       6,386         51,252         (16,768)        72,540
Selling, general and
  administrative expenses....       220       2,885         (38)        50,586              --         53,653
Management fee expense.......    12,147          --          --             --         (12,147)            --
                               --------    --------     -------       --------        --------       --------
Operating income (loss)......   (12,367)     (9,571)      8,993          9,269          (3,283)        (6,959)
Interest and investment
  income.....................     5,544         198           1          6,935          (6,732)         5,946
Interest expense.............    (9,418)    (25,020)        (19)       (17,672)          7,453        (44,676)
                               --------    --------     -------       --------        --------       --------
(Loss) income before income
  taxes, equity in net losses
  of unconsolidated
  subsidiaries and
  affiliates, minority
  interest and discontinued
  operations.................   (16,241)    (34,393)      8,975         (1,468)         (2,562)       (45,689)
Income tax benefit
  (provision)................    (1,548)      1,695      (3,142)          (847)          9,691          5,849
                               --------    --------     -------       --------        --------       --------
(Loss) income before equity
  in net losses of
  unconsolidated subsidiaries
  and affiliates, minority
  interest and discontinued
  operations.................   (17,789)    (32,698)      5,833         (2,315)          7,129        (39,840)
Equity in net (losses) income
  of unconsolidated
  subsidiaries, net of
  taxes......................   (21,853)      4,438          --             --          17,415             --
Equity in net (losses) of
  affiliates, net of taxes...   (12,646)         --          --             (1)             --        (12,647)
Minority interest, net of
  taxes......................        --          --          --            199              --            199
                               --------    --------     -------       --------        --------       --------
(Loss) income before
  discontinued operations....   (52,288)    (28,260)      5,833         (2,117)         24,544        (52,288)
Loss from operations of
  discontinued operations,
  net of taxes...............        --      (2,525)         --             --           2,525             --
                               --------    --------     -------       --------        --------       --------
Net (loss) income............  $(52,288)   $(30,785)    $ 5,833       $ (2,117)       $ 27,069       $(52,288)
                               ========    ========     =======       ========        ========       ========

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                               PARENT     SUBSIDIARY   GUARANTOR    NON-GUARANTOR
                               COMPANY      ISSUER     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                              ---------   ----------   ----------   -------------   ------------   ------------
Revenues from satellite
  sales.....................  $      --    $     --     $    --       $457,417        $ (2,792)     $ 454,625
Revenues from satellite
  services..................         --      70,829      39,502        282,220         (50,116)       342,435
Management fee from
  parent....................         --          --          --         35,752         (35,752)            --
                              ---------    --------     -------       --------        --------      ---------
     Total revenues.........         --      70,829      39,502        775,389         (88,660)       797,060
Costs of satellite sales....         --          --          --        408,305            (747)       407,558
Costs of satellite
  services..................         --      85,852      19,233        161,902         (45,303)       221,684
Selling, general and
  administrative expenses...        818       8,547          --        154,678              --        164,043
Management fee expense......     35,752          --          --             --         (35,752)            --
                              ---------    --------     -------       --------        --------      ---------
Operating income (loss).....    (36,570)    (23,570)     20,269         50,504          (6,858)         3,775
Interest and investment
  income....................     17,757         392           8         22,956         (20,839)        20,274
Interest expense............    (27,797)    (75,087)        (27)       (61,210)         23,001       (141,120)
                              ---------    --------     -------       --------        --------      ---------
(Loss) income before income
  taxes, equity in net
  losses of unconsolidated
  subsidiaries and
  affiliates, minority
  interest, cumulative
  effect of change in
  accounting principle and
  discontinued operations...    (46,610)    (98,265)     20,250         12,250          (4,696)      (117,071)
Income tax benefit
  (provision)...............     (4,737)      6,519      (7,088)       (11,822)         24,927          7,799
                              ---------    --------     -------       --------        --------      ---------
(Loss) income before equity
  in net losses of
  unconsolidated
  subsidiaries and
  affiliates, minority
  interest, cumulative
  effect of change in
  accounting principle and
  discontinued operations...    (51,347)    (91,746)     13,162            428          20,231       (109,272)
Equity in net (losses)
  income of unconsolidated
  subsidiaries, net of
  taxes.....................    (57,618)      8,262          --             --          49,356             --
Equity in net (losses)
  income of affiliates, net
  of taxes..................    (57,028)         --          --          1,320              --        (55,708)
Minority interest, net of
  taxes.....................         --          --          --            728              --            728
                              ---------    --------     -------       --------        --------      ---------
(Loss) income before
  cumulative effect of
  change in accounting
  principle and discontinued
  operations................   (165,993)    (83,484)     13,162          2,476          69,587       (164,252)
Cumulative effect of change
  in accounting principle,
  net of taxes..............                     --          --         (1,741)             --         (1,741)
                              ---------    --------     -------       --------        --------      ---------
(Loss) income from
  continuing operations.....   (165,993)    (83,484)     13,162            735          69,587       (165,993)
Loss from operations of
  discontinued operations,
  net of taxes..............         --      (8,865)         --             --           8,865             --
                              ---------    --------     -------       --------        --------      ---------
Net (loss) income...........  $(165,993)   $(92,349)    $13,162       $    735        $ 78,452      $(165,993)
                              =========    ========     =======       ========        ========      =========

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                            PARENT     SUBSIDIARY   GUARANTOR    NON-GUARANTOR
                                            COMPANY      ISSUER     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                           ---------   ----------   ----------   -------------   ------------   ------------
Operating activities:
  Net loss from continuing operations....  $(165,993)   $(83,484)    $ 13,162      $     735       $ 69,587      $(165,993)
  Non-cash items:
    Equity in net losses of affiliates,
      net of taxes.......................     57,028          --           --         (1,320)            --         55,708
    Equity in net losses of
      unconsolidated subsidiaries, net of
      taxes..............................     57,618      (8,262)          --          8,262        (57,618)            --
    Minority interest, net of taxes......         --          --           --           (728)            --           (728)
    Cumulative effect of change in
      accounting principle, net of
      taxes..............................         --          --           --          1,741             --          1,741
    Deferred taxes.......................      4,369       4,016        2,800         16,024        (35,505)        (8,296)
    Depreciation and amortization........         --      51,261       15,760         99,046             --        166,067
    Interest expense.....................         --      30,259           --             --             --         30,259
Changes in operating assets and
  liabilities:
  Accounts receivable, net...............         --      (2,931)         762          8,049             --          5,880
  Contracts-in-process...................         --          --           --        (55,539)            --        (55,539)
  Inventories............................         --          --           --         (2,354)            --         (2,354)
  Long-term receivables..................         --          --           --        (21,513)            --        (21,513)
  Deposits...............................         --          --           --          9,300             --          9,300
  Due to (from) unconsolidated
    subsidiaries.........................      4,051      47,711      (32,798)       (45,064)        26,100             --
  Other current assets and other
    assets...............................      1,503      (1,328)       2,097         22,726             --         24,998
  Accounts payable.......................         (6)      2,343       (1,716)        24,012             --         24,633
  Accrued expenses and other current
    liabilities..........................    (10,850)    (11,776)          --         (4,576)            --        (27,202)
  Customer advances......................         --        (807)         (67)        56,401             --         55,527
  Income taxes payable...................        366          --           --           (623)            41           (216)
  Pension and other postretirement
    liabilities..........................         --          --           --          5,654             --          5,654
  Long-term liabilities..................         --       1,317           --         (4,548)            --         (3,231)
  Other..................................        (17)         --           --            459             --            442
                                           ---------    --------     --------      ---------       --------      ---------
Net cash provided by (used in) operating
  activities.............................    (51,931)     28,319           --        116,144          2,605         95,137
                                           ---------    --------     --------      ---------       --------      ---------
Net cash provided by (used in)
  discontinued operations................         --       1,809           --             --         (1,809)            --
                                           ---------    --------     --------      ---------       --------      ---------
Investing activities:
  Capital expenditures...................         --        (283)          --       (173,339)          (796)      (174,418)
  Investments in and advances to
    affiliates...........................    (19,629)         --           --         (6,396)            --        (26,025)
  Proceeds from sale leaseback of assets,
    net..................................         --          --           --         17,393             --         17,393
  Investments in and advances to
    unconsolidated subsidiaries..........      7,602          --           --         (7,602)            --             --
                                           ---------    --------     --------      ---------       --------      ---------
Net cash used in investing activities....    (12,027)       (283)          --       (169,944)          (796)      (183,050)
                                           ---------    --------     --------      ---------       --------      ---------
Financing activities:
  Borrowings under revolving credit
    facilities...........................         --          --           --         95,000             --         95,000
  Repayments under term loans............         --          --           --        (81,000)            --        (81,000)
  Repayments under revolving credit
    facilities...........................         --          --           --       (110,000)            --       (110,000)
  Repayment of export-import facility....         --          --           --         (1,073)            --         (1,073)
  Repayments of other long-term
    obligations..........................         --      (1,650)          --           (115)            --         (1,765)
  Preferred dividends....................    (40,255)         --           --             --             --        (40,255)
  Proceeds from stock issuances..........     13,537          --           --             --             --         13,537
  Repayment of note payable to Loral
    SpaceCom.............................         --     (28,197)          --         28,197             --             --
                                           ---------    --------     --------      ---------       --------      ---------
Net cash used in financing activities....    (26,718)    (29,847)          --        (68,991)            --       (125,556)
                                           ---------    --------     --------      ---------       --------      ---------
Decrease in cash and cash equivalents....    (90,676)         (2)          --       (122,791)            --       (213,469)
Cash and cash equivalents -- beginning of
  period.................................    151,405           2           --        242,638             --        394,045
                                           ---------    --------     --------      ---------       --------      ---------
Cash and cash equivalents -- end of
  period.................................  $  60,729    $     --     $     --      $ 119,847       $     --      $ 180,576
                                           =========    ========     ========      =========       ========      =========

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

          Fixed Satellite Services ("FSS"). Through its wholly-owned subsidiaries, Loral Skynet, Loral Orion, Loral Skynet do Brasil Ltda. ("Skynet do Brasil"), its 49%-owned affiliate Satmex, its 47%-owned affiliate Europe*Star Limited ("Europe*Star") and its 56%-owned affiliate XTAR L.L.C. ("XTAR"), Loral has become one of the world's leading providers of satellite services using geostationary communications satellites. The Company leases transponder capacity on its satellites to its customers for various applications, including television and cable broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television ("DTH") and provides telemetry, tracking and control services ("TT&C") and network services to customers. The Loral Global Alliance currently has ten operating high-powered geosynchronous satellites in orbit: the seven satellite Telstar fleet, two Satmex satellites and one Europe*Star satellite, with footprints covering almost all of the world's population.

          Satellite Manufacturing and Technology. The Company designs and manufactures satellites and space systems and develops satellite technology for a broad variety of customers and applications through Space Systems/Loral, Inc. ("SS/L").

          Data Services. The Company provides managed communications networks and Internet and intranet services through Loral CyberStar, Inc. ("Loral CyberStar") and delivers high-speed broadband data communications, business television and business media services through CyberStar, L.P. ("CyberStar LP").

CONSOLIDATED OPERATING RESULTS

     In evaluating financial performance, management uses revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") as a measure of a segment's profit or loss. The following discussion of revenues and EBITDA reflects the results of Loral's operating businesses for the three and nine months ended September 30, 2002 and 2001, respectively. See Note 11 to the condensed consolidated financial statements for additional information on segment results. The remainder of the discussion relates to the consolidated results of Loral, unless otherwise noted.

REVENUES:

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                         2002        2001       2002       2001
                                                        -------     -------   --------   --------
Fixed satellite services:
  Loral Skynet........................................  $ 80.4      $ 99.8    $  263.0   $  291.0
  Affiliates(1).......................................    23.3        34.8        74.4      106.3
                                                        ------      ------    --------   --------
  Total fixed satellite services......................   103.7       134.6       337.4      397.3
Satellite manufacturing and technology(2).............   207.9       182.9       700.5      596.0
Data services(3)......................................    15.2        22.4        52.8       77.2
                                                        ------      ------    --------   --------
Segment revenues......................................   326.8       339.9     1,090.7    1,070.5
Affiliate eliminations(4).............................   (23.3)      (34.8)      (74.5)    (106.3)
Intercompany eliminations(5)..........................   (92.5)      (44.0)     (180.7)    (167.1)
                                                        ------      ------    --------   --------
Revenues as reported..................................  $211.0      $261.1    $  835.5   $  797.1
                                                        ======      ======    ========   ========

EBITDA(6):

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                         -------------------   -----------------
                                                          2002        2001      2002       2001
                                                         -------     -------   ------     ------
Fixed satellite services:
  Loral Skynet.........................................  $ 51.8      $ 71.1    $178.3     $205.9
  Affiliates(1)........................................     9.4        15.5      30.7       54.1
                                                         ------      ------    ------     ------
  Total fixed satellite services.......................    61.2        86.6     209.0      260.0
Satellite manufacturing and technology(2)..............    10.8         1.3      38.3       36.3
Data services(3).......................................    (2.4)       (2.6)     (2.5)     (16.2)
Corporate expenses(7)..................................    (8.7)      (11.9)    (26.2)     (33.8)
                                                         ------      ------    ------     ------
Segment EBITDA before eliminations.....................    60.9        73.4     218.6      246.3
Affiliate eliminations(4)..............................    (9.4)      (15.5)    (30.7)     (54.1)
Intercompany eliminations(5)...........................   (13.6)       (8.5)    (22.4)     (22.4)
                                                         ------      ------    ------     ------
EBITDA as reported.....................................  $ 37.9      $ 49.4    $165.5     $169.8
                                                         ======      ======    ======     ======

---------------

(1) Includes 100% of Europe*Star's and Satmex's revenues and EBITDA and 100% of Loral's 56%-owned affiliate XTAR's EBITDA since July 2001. Also includes Loral's subsidiary, Loral Skynet do Brasil.

(2) Satellite manufacturing and technology consists of 100% of SS/L's results.

(3) Data services consists of 100% of CyberStar LP (in which Loral owns an 82% equity interest) and 100% of Loral CyberStar. Equipment sales for data services was $1 million and $2 million for the three months ended September 30, 2002 and 2001, respectively and $5 million and $6 million for the nine months ended September 30, 2002 and 2001, respectively.

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

 Critical accounting matters

     See the Company's latest Annual Report on Form 10-K filed with the SEC and Other Matters -- Accounting Pronouncements below.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH SEPTEMBER 30, 2001

     Revenues as reported for Loral's operating businesses decreased to $211 million in 2002 as compared to $261 million in 2001, after intercompany and affiliate eliminations of $116 million in 2002 and $79 million in 2001. The decrease in revenues was primarily due to lower fixed satellite services revenues and lower data services revenues due to a decrease in volume and prices resulting from the global economic downturn, which has caused a delay in demand for new telecommunications applications and services, offset by higher satellite manufacturing and technology revenues. The increase in satellite manufacturing and technology revenues resulted from the timing of work performed and costs incurred on satellite backlog programs under the percentage of completion method. Intercompany eliminations primarily consist of revenues from satellites under construction by satellite manufacturing and technology for FSS and FSS revenues from data services and satellite manufacturing and technology for transponder capacity. Satellite manufacturing and technology revenues from FSS increased in 2002, partially due to the Company entering into an agreement with APT Satellite Company Limited ("APT") to purchase 50% of a satellite which is under construction by SS/L. FSS revenues from data services declined in 2002 due to the global economic downturn.

     EBITDA as reported for Loral's operating businesses decreased to $38 million in 2002 as compared to $49 million in 2001, after intercompany and affiliate eliminations of $23 million in 2002 and $24 million in 2001. The decrease in 2002 arose primarily from lower FSS EBITDA primarily due to lower revenues. The decrease was offset by higher satellite manufacturing and technology EBITDA primarily due to overall improved satellite program performance and reduced costs, which was mitigated by a valuation allowance recorded in connection with an agreement reached with a customer relating to vendor financing receivables and reduced corporate expenses. Intercompany eliminations increased in 2002 primarily due to increased sales by SS/L to FSS discussed above.

     Depreciation and amortization was $46 million in 2002 and $56 million in 2001. In 2002, amortization expense decreased by $7 million as a result of the Company adopting SFAS No. 142 (see Accounting Pronouncements).

     As a result of the above, the Company's operating loss increased to $9 million in 2002, as compared to $7 million in 2001.

     Interest and investment income was $1 million in 2002 as compared to $6 million in 2001. This decrease was principally due to lower average cash balances available for investment and lower interest rates and lower interest earned relating to satellite programs in 2002 as compared to 2001.

     Interest expense was $20 million in 2002, net of capitalized interest of $9 million, as compared to $45 million in 2001, net of capitalized interest of $6 million. The decrease was primarily due to the Company not recognizing any interest expense on Loral Orion's new 10% senior notes issued in connection with the Loral Orion exchange offers completed in December 2001, since interest expense on the new notes is fully offset by amortization of the deferred gain on the debt exchanges (see Liquidity and Capital Resources) and lower debt balances and interest rates in 2002 as compared to 2001.

     Loral, as a Bermuda company, is subject to U.S. federal, state and local income taxation at regular corporate rates plus an additional 30% "branch profits" tax on any income that is effectively connected with the conduct of a U.S. trade or business. Loral has cumulatively from its inception received no tax benefit as a result of being established in Bermuda because of substantial losses incurred outside the U.S. Loral's U.S. subsidiaries are subject to regular corporate tax on their worldwide income. In 2002, the Company recorded an income tax benefit of $5 million on a pre-tax loss of $27 million, as compared to an income tax benefit of $6 million on a pre-tax loss of $46 million in 2001. The decrease in the tax benefit in 2002 was primarily attributable to reduced losses for which U.S. tax benefits can be claimed.

     Equity in net losses of affiliates was $21 million in 2002 as compared to $13 million in 2001. Loral's share of equity in net losses of Satmex was $6 million in 2002, as compared to zero in 2001. Loral's share of equity in net losses of Europe*Star, managed by Alcatel, increased to $16 million in 2002, as compared to $7 million in 2001, which was primarily due to Europe*Star's loss on the sale of an equity investment in 2002. Loral's share of equity in net losses attributable to Globalstar related activities, net of taxes, reduced to zero in 2002 as compared to $4 million in 2001 (see Note 5 to the condensed consolidated financial statements).

     Preferred dividends were $9 million in 2002 as compared to $12 million in 2001. The decrease was primarily due to the conversion, in the second quarter of 2002, of 1.8 million shares of Loral's 6% Series C convertible redeemable preferred stock (the "Series C Preferred Stock") and 2.7 million shares of Loral's 6% Series D convertible redeemable preferred stock (the "Series D Preferred Stock") into 30.9 million shares of the Company's common stock in connection with privately negotiated exchange transactions (see Liquidity and Capital Resources). The exchange offers recently completed by the Company in October 2002 will result in the elimination of approximately $21 million of future annual dividend obligations (see Liquidity and Capital Resources).

     As a result of the above, net loss applicable to common shareholders' was $52 million or $0.14 per basic and diluted share in 2002, as compared to $64 million or $0.19 per basic and diluted share in 2001 ($58 million or $0.17 per basic and diluted share on an as adjusted basis to exclude the amortization of goodwill). Basic and diluted weighted average shares were 374 million in 2002 and 334 million in 2001. The increase in shares was primarily due to the conversions in the second quarter of 2002 of the Company's preferred stock into common stock mentioned above. The exchange offers recently completed by the Company in October 2002 resulted in 45.8 million shares of common stock being issued (see Liquidity and Capital Resources).

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH SEPTEMBER 30, 2001

     Revenues as reported for Loral's operating businesses were $836 million in 2002 as compared to $797 million in 2001, after intercompany and affiliate eliminations of $255 million in 2002 and $273 million in 2001. The increase in revenues was primarily due to higher satellite manufacturing and technology revenues as a result of the timing of work performed and costs incurred on satellite backlog programs under the percentage of completion method, offset by lower volume in FSS revenues and data services revenues in 2002. The decline in service revenues was primarily due to a decrease in volume and prices resulting from the global economic downturn, which has caused a delay in demand for new telecommunications applications and services. Satellite manufacturing and technology revenues from FSS increased in 2002 due to the Company entering into an agreement with APT to purchase 50% of a satellite. FSS revenues from data services declined in 2002 due to the global economic downturn.

     EBITDA as reported for Loral's operating businesses was $166 million in 2002 as compared to $170 million in 2001, after intercompany and affiliate eliminations of $53 million in 2002 and $77 million in

2001. While FSS EBITDA was lower in 2002 primarily due to lower revenues, this was offset by the following: data services significantly reduced its EBITDA loss in 2002 as compared to 2001, which resulted from cost savings realized from streamlining operations; decreased corporate expenses in 2002; and higher satellite manufacturing and technology EBITDA, which was primarily due to overall improved satellite program performance, reduced costs and the effects of the recovery of a claim from a vendor, which was mitigated by a valuation allowance recorded in connection with an agreement reached with a customer relating to vendor financing receivables and additional inventory write-downs recorded due to the absence of new satellite awards.

     Depreciation and amortization was $142 million in 2002 and $166 million in 2001. In 2002, amortization expense decreased by $20 million as a result of the Company adopting SFAS No. 142 (see Accounting Pronouncements).

     As a result of the above, operating income increased to $24 million in 2002, as compared to $4 million in 2001.

     Interest and investment income was $11 million in 2002 as compared to $20 million in 2001. This decrease was principally due to lower average cash balances available for investment and lower interest rates and lower interest earned relating to satellite programs in 2002 as compared to 2001.

     Interest expense was $56 million in 2002, net of capitalized interest of $25 million, as compared to $141 million in 2001, net of capitalized interest of $17 million. The decrease was primarily due to the Company not recognizing any interest expense on Loral Orion's new 10% senior notes issued in connection with the Loral Orion exchange offers completed in December 2001, since interest expense on the new notes is fully offset by amortization of the deferred gain on the debt exchanges (see Liquidity and Capital Resources) and lower debt balances and interest rates in 2002 as compared to 2001.

     Loral, as a Bermuda company, is subject to U.S. federal, state and local income taxation at regular corporate rates plus an additional 30% "branch profits" tax on any income that is effectively connected with the conduct of a U.S. trade or business. Loral has cumulatively from its inception received no tax benefit as a result of being established in Bermuda because of substantial losses incurred outside the U.S. Loral's U.S. subsidiaries are subject to regular corporate tax on their worldwide income. In 2002, the Company recorded income tax expense of $9 million on a pre-tax loss of $22 million, as compared to an income tax benefit of $8 million on a pre-tax loss of $117 million in 2001. The increase in tax expense in 2002 was primarily attributable to a higher amount of income subject to U.S. tax during the current period.

     Equity in net losses of affiliates was $50 million in 2002 as compared to $56 million in 2001. Loral's share of equity in net losses attributable to Globalstar related activities, net of taxes, reduced to $3 million in 2002 as compared to $27 million in 2001. The reduction in 2002 primarily resulted from the recovery of a claim from a vendor on the Globalstar program of which $14 million ($8 million after taxes) was recorded as a benefit to equity in net losses of affiliates and reduced equity in net losses of Globalstar service provider partnerships recorded, offset by a $9 million charge relating to liabilities the Company had guaranteed in connection with a Globalstar service provider partnership. Loral's share of equity in net losses of Satmex was $16 million in 2002, as compared to $9 million in 2001. Loral's share of equity in net losses of Europe*Star, managed by Alcatel, increased to $29 million in 2002, as compared to $19 million in 2001, which was primarily due to Europe*Star's loss on the sale of an equity investment in 2002 (see Note 5 to the condensed consolidated financial statements).

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

     Preferred dividends were $67 million in 2002 as compared to $69 million in 2001. The decrease was primarily due to the conversion of 1.8 million shares of Loral's Series C Preferred Stock and 2.7 million shares of Loral's Series D Preferred Stock into 30.9 million shares of the Company's common stock in connection with privately negotiated exchange transactions in the second quarter of 2002, which was substantially offset by the non-cash dividend charges of $38 million (or $0.11 per share) incurred in the second quarter of 2002 in connection with the exchange transactions, as compared to the non-cash dividend charges of $29 million (or $0.09 per share) incurred on the conversion in April 2001 of 3.7 million shares of Loral's Series C Preferred Stock and 1.9 million shares of Loral's Series D Preferred Stock into 30.9 million shares of the Company's common stock, in connection with the Company's exchange offers (see Liquidity and Capital Resources). The exchange offers recently completed by the Company in October 2002 will result in the elimination of approximately $21 million of future annual dividend obligations (see Liquidity and Capital Resources).

     As a result of the above, net loss applicable to common shareholders' before the cumulative effect of the change in accounting principle relating to cost in excess of net assets acquired ("goodwill") was $148 million or $0.41 per basic and diluted share in 2002, as compared to $235 million or $0.73 per basic and diluted share in 2001 ($215 million or $0.67 per basic and diluted share on an as adjusted basis to exclude the amortization of goodwill). Basic and diluted weighted average shares were 356 million in 2002 and 320 million in 2001. The increase in shares was primarily due to the conversions of the Company's preferred stock into common stock in the second quarter of 2002 and 2001 mentioned above. The exchange offers recently completed by the Company in October 2002 resulted in 45.8 million shares of common stock being issued (see Liquidity and Capital Resources).

RESULTS BY OPERATING SEGMENT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     The satellite industry suffered a decline in 2001 and has continued to suffer through the first nine months of 2002, affecting all aspects of the Company's business. Some of the most significant causes behind this decline are the downturn in the global economy with its resulting reduction and delay in demand for new satellite-based applications and services, the difficulty in obtaining funding in the capital markets by a significant segment of the industry's customer base, and the competition from fiber and other terresterial alternatives.

 Fixed Satellite Services

     FSS revenues (including 100% of Satmex and Europe*Star) decreased to $104 million as compared to $135 million for the three months ended September 30, 2002 and 2001, respectively, and $337 million as compared to $397 million for the nine months ended September 30, 2002 and 2001, respectively. These decreases were primarily due to a decrease in transponders leased and lower prices in 2002 due to the global economic downturn and the delay in demand for new applications and services. EBITDA (including 100% of Satmex, Europe*Star and XTAR) was $61 million as compared to $87 million for the three months ended September 30, 2002 and 2001, respectively, and $209 million as compared to $260 million for the nine months ended September 2002 and 2001 respectively, which was primarily due to lower sales, offset by reduced costs. As of September 30, 2002, FSS had 10 operational satellites (three of which are owned by Satmex and Europe*Star). Funded backlog for the segment totaled $1.7 billion at September 30, 2002 and $1.8 billion at December 31, 2001, including intercompany backlog of $46 million and $61 million at September 30, 2002 and December 31, 2001, respectively, and affiliate backlog for Satmex and Europe*Star of $388 million and $404 million at September 30, 2002 and December 31, 2001, respectively. At September 30, 2002, Loral Skynet's backlog of $1.4 billion was equivalent to approximately four times its annual revenues. Net bookings for the segment increased by $267 million for the nine months ended September 30, 2002 to $272 million as compared to 2001, due to a substantial decline in de-bookings, offset by an decrease in gross bookings.

 Satellite Manufacturing and Technology

     Revenues at SS/L, before intercompany eliminations, increased to $208 million as compared to $183 million for the three months ended September 30, 2002 and 2001, respectively, and increased to $701 million as compared to $596 million for the nine months ended September 30, 2002 and 2001, respectively. These increases primarily resulted from the timing of work performed on backlog programs. EBITDA before intercompany eliminations increased to $11 million in 2002 as compared to $1 million for the three months ended September 30, 2002 and 2001, respectively, and increased to $38 million as compared to

$36 million for the nine months ended September 30, 2002 and 2001, respectively. The increase for the three months ended September 30, 2002 was primarily due to overall improved satellite program performance and lower costs, which was mitigated by a valuation allowance recorded in connection with an agreement reached with a customer relating to vendor financing receivables. The increase for the nine months ended September 30, 2002 was primarily due to overall improved satellite program performance, lower costs and the effects of the recovery of a claim from a vendor, which was mitigated by a valuation allowance recorded in connection with an agreement reached with a customer relating to vendor financing receivables and additional inventory write-downs recorded due to the absence of new satellite awards. SS/L has lowered its costs by reducing its workforce since the beginning of last year, by streamlining certain internal processes and by instituting tighter controls which are designed to ensure that subcontracted components are received on time and meet all customer requirements. Funded backlog for SS/L as of September 30, 2002 and December 31, 2001 was $781 million and $1.6 billion, respectively, including intercompany backlog of $153 million as of September 30, 2002 and $265 million as of December 31, 2001. The decline in backlog is due to revenues earned on existing backlog with no new satellite awards in 2002, due to the sluggish economic conditions in the industry. SS/L gross bookings for the nine months ended September 2002 declined from 2001 by $370 million to $20 million.

 Data Services

     Revenues for data services decreased to $15 million as compared to $22 million for the three months ended September 30, 2002 and 2001, respectively, and decreased to $53 million as compared to $77 million for the nine months ended September 30, 2002 and 2001, respectively. These decreases are primarily due to the impact of the global economic downturn, which has caused a delay in demand for telecommunications and Internet services. Data services EBITDA loss remained steady at approximately $2 million for both the three months ended September 2002 and 2001. Data services reduced its EBITDA loss by approximately $14 million to approximately $2 million for the nine months ended September 30, 2002 as compared to 2001. The substantial improvement in EBITDA primarily resulted from cost savings realized from streamlining operations and reduced satellite capacity costs. As of September 30, 2002 and December 31, 2001, funded backlog for the segment was $73 million and $98 million, respectively, which was all from external sources.

TRANSACTIONS WITH AFFILIATES

     Total funded backlog at September 30, 2002 and December 31, 2001 includes $168 million and $341 million, respectively, as a result of transactions entered into with affiliates and related parties (primarily with Satmex, XTAR and Hisdesat) for the construction of satellites.

     The Company's condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   -----------------
                                                   2002       2001      2002      2001
                                                 --------   --------   -------   -------
Revenues.......................................  $19,980    $16,276    $70,569   $75,107
Investment income..............................      294        295        882       883
Interest expense capitalized on development
  stage enterprise.............................      447         --        844        --
Profits relating to affiliate transactions not
  eliminated...................................    1,217        304      3,294     1,152
Elimination of Loral's proportionate share of
  profits relating to affiliate transactions...   (1,197)      (289)    (3,280)   (1,100)
Amortization of deferred credit, capitalized
  interest and profits relating to investments
  in affiliates................................      127        127        381       381

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

     The Satellite Credit Agreement, LSC Amended Credit Agreement, the indenture relating to Loral Orion's new senior notes and the indenture relating to Loral's 9.5% senior notes provide in certain circumstances for cross default or cross acceleration. At September 30, 2002, the Company was in compliance with all of the covenants and conditions under its various lending and funding arrangements (except for failure to be in compliance with a covenant relating to insurance under Loral Orion's 10% senior note indenture which has been cured and is discussed later in this paragraph) and believes that it will continue to meet these covenants and conditions. Upon acquisition of the Telstar 10/Apstar IIR satellite by Loral Orion, Loral Orion retained the satellite's existing insurance policy which provided that a loss of 65% or more of capacity constituted a total loss. Loral Orion's 10% senior note indenture requires that its in-orbit insurance provide that a loss of 50% or more of a satellite's capacity constitute a total loss of that satellite. Loral Orion, upon becoming aware that the existing insurance policy did not meet the indenture's requirements, took steps to cure the matter and has obtained insurance meeting the indenture's requirement that a loss of 50% or more capacity constitutes a total loss.

     In addition, Telstar 10/Apstar IIR, manufactured by SS/L and owned by Loral Orion, has the same solar array configuration as two other 1300-class satellites manufactured by SS/L that have experienced solar array failures. SS/L believes that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, the Company does not believe that these anomalies will affect Telstar 10/Apstar IIR. The insurance coverage for Telstar 10/Apstar IIR, however, provides for coverage of losses due to solar array failures only in the event of a capacity loss of 75% or more. Some of Loral Orion's bondholders have questioned whether this limitation is in compliance with the Loral Orion indenture insurance covenant. Management believes that Loral Orion is in compliance with the covenant as properly interpreted. If, however, Loral Orion's bondholders were to give notice of a default under the indenture because of such limitations, and a court ruled against Loral Orion on this matter, the maturity of Loral Orion's 10% senior notes could be accelerated, and the bondholders could be able to call on the Company's guarantee of Loral Orion's senior notes.

  Debt

  Satellite Credit Agreement

     On December 21, 2001, Loral Satellite, Inc. ("Loral Satellite"), a subsidiary of Loral Space & Communications Corporation, which in turn is a subsidiary of Loral, entered into the first amendment to the $500 million secured credit agreement dated as of November 17, 2000 by and among Loral Satellite, Bank of America as Administrative Agent, and the other lending parties thereto (the "Satellite Credit Agreement"). The first amendment provides for a $200 million revolving credit facility expiring January 7, 2005 and a term loan of which $260 million was outstanding as of September 30, 2002, subject to the following remaining amortization payment schedule: $11.25 million per quarter on December 31, 2002 through September 30, 2004 and $170 million on January 7, 2005. Borrowings under the Satellite Credit Agreement bear interest, at Loral Satellite's option, at various rates based on fixed margins over the lead bank's base rate or the London Interbank Offered Rate for periods of one, two, three or six months. Loral Satellite pays a commitment fee on the unused portion of the revolver.

     The Satellite Credit Agreement is secured by certain assets of Loral Satellite, including the Telstar 6 and Telstar 7 satellites and the payments due to Loral Satellite under Globalstar's $500 million credit facility (see below). Based on third party valuations, management believes that the fair value of Telstar 6 and Telstar 7 is in excess of $500 million. As of September 30, 2002, the net book value of Telstar 6 and Telstar 7 was approximately $311 million. In addition, as part of the first amendment, lenders under the Satellite Credit Agreement received a junior lien on the assets of Loral SpaceCom Corporation ("LSC") and its subsidiaries pledged in favor of the banks under the LSC Amended Credit Agreement. Loral has also agreed to guarantee Loral Satellite's obligations under the Satellite Credit Agreement.

 LSC Amended Credit Agreement

     On December 21, 2001, LSC entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, and the other lenders parties thereto (the "LSC Amended Credit Agreement"). The LSC Amended Credit Agreement provides for a $200 million revolving credit facility expiring January 7, 2005 and a term loan of which $385 million was outstanding at September 30, 2002, subject to the following remaining amortization payment schedule: $25 million on December 31, 2002; $5 million on each of March 31, June 30, September 30 and December 31, 2003; $20 million on each of March 31, June 30 and September 30, 2004; and $280 million on January 7, 2005. Borrowings under the LSC Amended Credit Agreement bear interest, at LSC's option, at various rates based on margins over the lead bank's base rate or the London Interbank Offered Rate for periods of one, two, three or six months. In December 2001, the margin levels were increased under the new amended agreement and are fixed through September 30, 2002. As a result of this increase in margin levels, interest costs have increased by approximately $11 million annually. Subsequent to September 30, 2002, the margin levels will increase by one percent for the foreseeable future. LSC pays a commitment fee on the unused portion of the revolver.

     The LSC Amended Credit Agreement is secured by substantially all of the assets of and the stock of LSC and its subsidiaries, including SS/L. LSC's obligations under the LSC Amended Credit Agreement have been guaranteed by certain of LSC's subsidiaries, including SS/L. As of September 30, 2002, the net book value of the assets that secure the LSC Amended Credit Agreement was approximately $770 million.

 Loral Orion Indentures

     On December 21, 2001, Loral Orion issued $613 million principal amount of new senior notes due 2006 and guaranteed by Loral, in exchange for the extinguishment of $841 million principal amount of Loral Orion senior notes due in 2007 and senior discount notes due 2007 as discussed below. As part of the exchange, Loral issued to the new note holders 6.04 million five-year warrants to purchase Loral common stock (approximately 1.6% of the Company's outstanding common stock at September 30, 2002) at a price of $2.37 per share. The warrants were valued at $7 million using the Black Scholes option pricing model with the following assumptions: stock volatility, 75%, risk free interest rate, 4.36%, and no dividends during the expected term. As of September 30, 2002, principal amount of $37 million of the existing senior notes and principal amount of $49 million of the existing senior discount notes remain outstanding at their original maturities and interest rates.

     The interest rate on the new senior notes is 10%, a reduction from the 11.25% interest rate on the existing senior notes and the 12.5% rate on the existing senior discount notes. Interest is payable semi-annually on July 15 and January 15, beginning July 15, 2002. As a result of the lower interest rate and the $229 million reduction in principal amount of debt, Loral Orion's annual cash interest payments will be reduced by approximately $39 million. Under U.S. generally accepted accounting principles dealing with debt restructurings, in December 2001 the Company recorded an after-tax extraordinary gain of $22 million on the exchange, after expenses of $8 million. The carrying value of the new senior notes on the balance sheet at September 30, 2002 was $858 million, although the actual principal amount of the new senior notes is $613 million. The difference between this carrying value and the actual principal amount of the new senior notes is being amortized over the life of the new senior notes, fully offsetting interest expense through maturity of the new senior notes. The indenture relating to the new senior notes contains covenants, including, without limitation, restrictions on Loral Orion's ability to pay dividends or make loans to Loral.

 Loral 9.5% Senior Notes

     In January 1999, Loral sold $350 million of 9.5% senior notes due 2006. The related indenture contains customary covenants, including, without limitation, restrictions on incurring indebtedness and paying dividends.

 Equity

     Under the New York Stock Exchange criteria for continued listing, the Exchange will normally give consideration to de-listing a company's stock when the average closing price of the stock is less than $1.00 over a consecutive 30-trading day period. The average closing price of Loral common stock has been less than $1.00 for 30 consecutive trading days, and on August 22, 2002, the Company received notice from the New York Stock Exchange that its stock price was below the Exchange's price criteria. If Loral is unable to cure this deficiency, the Company's common stock could be de-listed from the Exchange. De-listing of the Company's common stock by the New York Stock Exchange could result in a material adverse effect on the liquidity of the Company's common shares, have an adverse effect on the trading value and impair the Company's ability to raise funds in the capital markets. The Exchange has informed Loral that the price is the only criteria for listing that the Company does not currently meet. The Company has notified the Exchange of its intent to cure this deficiency. In accordance with the Exchange rules, the Company has six months from receipt of the notice letter from the New York Stock Exchange to cure this deficiency. In the event the actions the Company takes to cure this deficiency require shareholder approval, the six-month cure period will be extended until after the Company's next annual shareholders' meeting. The Company believes (although there can be no assurance) that it will be able to cure this deficiency within this time frame.

     The Company's 6% Series C convertible redeemable preferred stock ("the Series C Preferred Stock") and 6% Series D convertible redeemable preferred stock ("the Series D Preferred Stock") have mandatory redemption dates in 2006 and 2007, respectively. The Company has the ability to make mandatory redemption payments to the holders in either cash or common stock, or a combination of the two. Based upon the price of the Company's common stock at September 30, 2002, the Company did not have available a sufficient number of authorized shares of its common stock to effect payment of the total mandatory redemptions in common stock in 2006 and 2007. Accordingly, as of September 30, 2002, the Company classified an aggregate of $467 million of its Series C Preferred Stock and Series D Preferred Stock outside the shareholders' equity section of the balance sheet, based on the average of the volume weighted average daily price of the Company's common stock as defined (approximately $0.34 per share at September 30, 2002). Had the volume weighted average daily price of the Company's common stock as calculated been above $1.84 at September 30, 2002, none of the Company's preferred stock would have been classified outside the shareholders' equity section of the balance sheet (see discussion regarding the Company's October 8, 2002 exchange offers set forth below). The exact number of shares of the Company's common stock that may be issued on a mandatory redemption date cannot be determined at this time. That number will depend on a number of factors not known today, such as the price of the Company's common stock and the number of shares of the Company's preferred stock outstanding at that time. The Company could, subject to shareholder approval, increase the authorized number of shares of its common stock, which would enable the Company to effect payment of the total mandatory redemptions in common stock. The amount, if any, of the Series C Preferred Stock and Series D Preferred Stock classified outside the shareholders' equity section will vary in future periods depending on these factors.

     On October 8, 2002, Loral completed exchange offers for its Series C and Series D preferred stock and converted 4.3 million shares of its Series C Preferred Stock and 2.7 million shares of its Series D Preferred Stock (representing approximately 61% of its preferred stock outstanding) for 45.8 million shares of its common stock and $13.4 million in cash. In connection with the exchange offers, Loral will incur $21.6 million of dividend charges, comprised of the $13.4 million in cash and non-cash dividend charges of $8.2 million. The non-cash dividend charges relate to the difference between the value of the common stock issued in the exchanges and the value of the shares that were issuable under the stated conversion terms of the preferred stock and will have no impact on Loral's total shareholders' equity as the offset was an increase in common stock and paid-in capital. As a result of the exchange offers, Loral retired preferred stock with mandatory redemptions of $350 million in 2006 and 2007 and will save $21 million in future annual dividend obligations over the life of the preferred stock retired. After giving effect to the October 8, 2002 exchange offers on a pro forma basis as of September 30, 2002, the Company's shareholder's equity would have been $219 million after classifying an aggregate of $133 million of its Series C Preferred Stock and Series D Preferred Stock outside the shareholders' equity section of the balance sheet, based on the average of the volume weighted average daily price of the Company's common stock as defined (approximately $0.34 per share at September 30, 2002). Had the volume weighted average daily price of the Company's common stock as calculated been above $0.84 as of September 30, 2002, none of the Company's preferred stock would have been classified outside the shareholders' equity section of the balance sheet on a pro forma basis.

     In August 2002, Loral's board of directors approved a plan to suspend indefinitely the future payment of dividends on its two series of preferred stock. Accordingly, Loral has deferred the payment of quarterly dividends due on its Series C Preferred Stock on November 1, 2002, and will defer the payment of quarterly dividends due on its Series D Preferred Stock on November 15, 2002. Dividends on the two series will continue to accrue. In the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the Series C Preferred Stock, holders of the majority of the outstanding Series C Preferred Stock will be entitled to elect two additional members to Loral's board of directors. In the event accrued and unpaid dividends accumulate to an amount equal to six consecutive quarterly dividends on the Series D Preferred Stock, holders of the majority of the outstanding Series D Preferred will be entitled to elect two additional members to Loral's board of directors.

     During the second quarter of 2002, in privately negotiated exchange transactions, Loral converted 1.8 million shares of its Series C Preferred Stock and 2.7 million shares of its Series D Preferred Stock (representing approximately 28% of its preferred stock outstanding) into 30.9 million shares of its common stock. In connection with these transactions, Loral incurred non-cash dividend charges of $38 million, which primarily relate to the difference between the value of the common stock issued in the exchanges and the value of the shares that were issuable under the stated conversion terms of the preferred stock. The non-cash dividend charges had no impact on Loral's total shareholders' equity, as the offset was an increase in common stock and paid-in capital. As a result of these transactions, Loral retired preferred stock with mandatory redemptions of $224 million in 2006 and 2007 and will save $13 million in future annual dividend obligations over the life of the preferred stock retired.

     On April 16, 2001, the Company completed exchange offers for its Series C Preferred Stock and its Series D Preferred Stock. As a result, 3.7 million shares of its Series C Preferred Stock and 1.9 million shares of its Series D Preferred Stock were tendered and exchanged (representing approximately 26% of the preferred stock outstanding) into 30.9 million shares of the Company's common stock. Loral incurred non-cash dividend charges in the second quarter of 2001 of $29 million. As a result of these transactions, Loral retired preferred stock with mandatory redemptions of $277 million in 2006 and 2007 and will save $17 million in future annual dividend obligations over the life of the preferred stock retired.

     In connection with the Company's exchanges of its preferred stock for common stock in 2002 and 2001 noted above, the Company has retired preferred stock with mandatory redemptions aggregating $851 million in 2006 and 2007 and will save $51 million in future annual dividend obligations.

     For 2002, the Company's pension plan is considered fully funded (i.e. assets are greater than liabilities) under the Internal Revenue Code and regulations thereunder and there was no contribution required. However, the significant declines experienced in the financial markets have unfavorably impacted pension plan asset performance. This, coupled with historically low interest rates (a key factor when estimating pension plan liabilities), is likely to cause the Company to recognize a non-cash charge to equity in the fourth quarter of 2002. This charge would not impact reported earnings, and would be reversible if either interest rates increased or market performance and plan returns improved.

 Cash and Available Credit

     As of September 30, 2002, Loral had $165 million of cash and available credit (including $66 million of available credit from the credit facilities described above under the captions "Satellite Credit Agreement" and "LSC Amended Credit Agreement").

 Net Cash Provided by Operating Activities

     Net cash provided by operating activities for the nine months ended September 30, 2002 was $264 million. This was primarily due to the EBITDA contribution of $166 million, resulting in net income as adjusted for non-cash items, of $145 million and decreases in contracts-in-process of $64 million resulting from net collections on customer contracts and deposits of $59 million resulting from the assignment of launch vehicles to satellite programs.

     Net cash provided by operating activities for the nine months ended September 30, 2001 was $95 million. This was primarily due to the EBITDA contribution of $170 million, resulting in net income as adjusted for non-cash items, of $79 million and the increase in customer advances of $56 million, primarily resulting from the timing of satellite program milestone payments, offset by an increase in contracts-in-progress of $56 million primarily due to continued progress on satellite contracts and achievement of milestones.

 Net Cash Used in Investing Activities

     Net cash used in investing activities for the nine months ended September 30, 2002 and 2001 was $226 million and $183 million, respectively, primarily as a result of capital expenditures mainly for the construction of satellites and investments in and advances to affiliates.

 Net Cash Used in Financing Activities

     Net cash used in financing activities for the nine months ended September 30, 2002 and 2001 was $98 million and $126 million, respectively, primarily due to net debt repayments of $78 million and $99 million in 2002 and 2001, respectively and preferred dividends of $29 million and $40 million in 2002 and 2001, respectively.

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

     On September 20, 2002, Loral, through its Loral Orion subsidiary, entered into an agreement with APT pursuant to which Loral will purchase a 50% interest in the APSTAR-V satellite, a satellite under construction by SS/L for APT. Loral's aggregate purchase price for its 50% interest in the satellite is $115.1 million, representing 50% of the current estimated project cost of constructing, launching and insuring the APSTAR-V satellite, which purchase price will be adjusted if the actual project cost is greater or lesser than $230.2 million. In addition, Loral has agreed to bear the cost of modifying the footprint of one of the Ku-band beams on the satellite. APSTAR-V will have a total of 54 transponders, comprised of 24 standard C-band transponders, 14 extended C-band transponders and 16 Ku-band transponders. Under this transaction, Loral has agreed to purchase 12 standard C-band, 7 extended C-band and 8 Ku-band transponders on APSTAR-V, which capacity will be designated Telstar 18. Loral will also have the option to enter into similar arrangements with APT on replacement satellites upon the end of life of APSTAR-V. To be located at 138 degrees East Longitude, APSTAR-V is currently scheduled to be launched in the third quarter of 2003 and will be capable of providing Ku-band voice, video and data services to China, India and East Asia, and broadbeam C-band services throughout the Asia-Pacific region, including Australia and Hawaii. To ensure a timely launch of APSTAR-V, Loral, APT and SS/L have agreed that a non-Chinese launch provider will be used.

     Pursuant to Loral's agreement with APT, Loral will pay one-half of its purchase price prior to launch for 13.5 transponders on the satellite, a portion of which is expected to be funded by existing launch vehicle deposits. The corresponding cumulative costs relating to these transponders have been reflected as satellites under construction on Loral's condensed consolidated balance sheet as of September 30, 2002. Subject to certain acceleration rights on the part of Loral, the remainder of the purchase price for the second 13.5 transponders will be paid by Loral as follows: on the second anniversary of the satellite's in-service date, $10.66 million for 2.5 additional transponders; on the third anniversary of the satellite's in-service date, $12.79 million for three additional transponders; and on each of the fourth and fifth anniversaries of the satellite's in-service date, $17.05 million for four additional transponders. Title to the transponders will pass to Loral upon its payments thereon. This agreement results in a proportionate amount of the APSTAR-V satellite becoming a self-constructed asset in Loral's condensed consolidated financial statements. Accordingly, as of September 30, 2002, $29 million of revenues and $4 million of profits were included in intercompany eliminations to reflect this amended arrangement with APT. Amounts attributable to the transponders to be acquired from APT in the future are being treated for accounting purposes as a repurchase obligation based on the present value of such obligations and are included in satellites under construction and long-term liabilities on Loral's condensed consolidated balance sheet as of September 30, 2002.

 Satmex

     Satmex currently has two satellites in orbit (Solidaridad 2 and Satmex 5) and one satellite in inclined orbit (Morelos 2). In August 2000, Satmex announced that its Solidaridad 1 satellite ceased operation and was irretrievably lost. The loss was caused by the failure of the back-up control processor on board the satellite. Solidaridad 1, which was built by Hughes Space and Communications ("Hughes") and launched in 1994, experienced a failure of its primary control processor in April 1999, and had been operating on its back-up processor since that time. The majority of Solidaridad 1 customers were provided replacement capacity on other Satmex satellites or on satellites operated by Loral Skynet. The loss of Solidaridad 1 was fully covered by insurance proceeds. Satmex has contracted with SS/L to build a replacement satellite. This satellite, known as Satmex 6, is scheduled to be launched in the second quarter of 2003, and is designed to provide broader coverage and higher power levels than any other satellite currently in the Satmex fleet.

     Satmex is currently pursuing loans supported by export credit agencies to raise additional financing, the terms of which will likely require Satmex to extend the maturities of its fixed rate notes, which would require the consent of Satmex's fixed rate noteholders. These loans, if obtained, will be used to fund the remaining cost of placing Satmex 6 in orbit and to repay existing secured debt which would extend the maturity of, and improve the terms and conditions of Satmex's debt (including the financial covenants to which it is subject). Moreover, Satmex has commenced a solicitation of its debtholders to permit certain amendments to its debt documents to avoid a default under the insurance covenant contained in its fixed rate note indenture. There can be no assurance that Satmex will be able to obtain such financing or amendments. If Satmex is unable to successfully raise additional financing or obtain the necessary amendments to its debt documents, the Company's investment in Satmex may be adversely affected.

     At September 30, 2002, Solidaridad 2 had a remaining estimated useful life of seven years. Solidaridad 2 was also manufactured by Hughes and is similar in design to Solidaridad 1 and to other Hughes satellites which have experienced in-orbit component failures. While Satmex has obtained in-orbit insurance for Solidaridad 2, a satellite failure may result in a drop in Satmex's profits, which loss of profits would not be insured. The in-orbit insurance for Solidaridad 2 expires in November 2002. Satmex cannot guarantee that it will be able to renew the insurance at the end of this period, or that if renewal is available, that it would be on acceptable terms. For example, a renewal policy for Solidaridad 2 may not insure against an in-orbit failure due to the loss of the satellite's control processor, the same component that caused the loss of Solidaridad 1 and other Hughes satellites. An uninsured loss would have a material adverse effect on Satmex's results of operations and financial condition.

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

("Holdings"). In 1997, Holdings acquired 75% of the outstanding capital stock of Satmex. As part of the acquisition, Servicios Corporativos Satelitales, S.A. de C.V. ("Servicios"), a wholly owned subsidiary of Holdings, issued a seven-year Government Obligation ("Government Obligation") to the Mexican Government in consideration for the assumption by Satmex of the debt incurred by Servicios in connection with the acquisition. The Government Obligation had an initial face amount of $125 million, which accretes at 6.03% and expires in December 2004. The debt of Satmex and Holdings is non-recourse to Loral and Principia. However, Loral and Principia have agreed to maintain assets in a collateral trust in an amount equal to the value of the Government Obligation through December 30, 2000 and, thereafter, in an amount equal to 1.2 times the value of the Government Obligation until maturity. As of September 30, 2002, Loral and Principia have pledged their respective shares in Holdings in such trust. Loral has a 65% economic interest in Holdings and a 49% indirect economic interest in Satmex. Loral accounts for Satmex using the equity method. The covenants of Satmex's debt instruments restrict the ability of Satmex to pay dividends to Loral.

 Europe*Star

     Europe*Star, which owns and operates the Europe*Star 1 satellite, commenced service in 2001 and is a member of the Loral Global Alliance, which is led by Loral Skynet. Through September 30, 2002, Loral has invested $76 million in Europe*Star. As of September 30, 2002, Loral owned 47% of Europe*Star. Pursuant to the terms of the shareholders agreement, Loral has permitted Alcatel to fund additional expenditures to develop Europe*Star's business and infrastructure through $181 million in loans to the venture, which Alcatel claims are payable by Europe*Star on demand. Such loans are non-recourse to Loral.

 XTAR, L.L.C.

     XTAR, L.L.C. ("XTAR"), a newly formed joint venture between Loral and Hisdesat Servicios Estrategicos, S.A. ("Hisdesat"), a consortium comprised of leading Spanish telecommunications companies, including Hispasat, S.A., and agencies of the Spanish government, plans to construct and launch an X-band satellite by the end of 2003 to provide X-band services to government users in the United States and Spain, as well as other friendly and allied nations. XTAR is owned 56% by Loral (accounted for under the equity method since the Company does not control certain significant operating decisions) and 44% by Hisdesat. In addition, XTAR has agreed to lease certain transponders on the Spainsat satellite, which is being constructed for Hisdesat. As of September 30, 2002, the partners in proportion to their respective ownership interests have contributed $55 million to XTAR. XTAR is seeking to raise the remaining amount of the funds it needs to construct and launch its satellite through vendor and other third-party financings. If XTAR is unable to raise the remaining funds it needs to construct, launch and operate its satellite, it would adversely effect the Company's investment in XTAR. Loral has no further obligations with respect to XTAR.

 Globalstar and GTL

     The Company accounts for its investment in Globalstar's $500 million credit facility at fair value, with changes in the value (net of tax) recorded as a component of other comprehensive loss (see Notes 3 and 5 to the condensed consolidated financial statements). The Company recognized unrealized net losses after taxes as a component of other comprehensive loss of $11 million in 2002 and $26 million in 2001, in connection with this security.

     In January 2001, Globalstar suspended indefinitely principal and interest payments on its debt and dividend payments on its redeemable preferred partnership interests in order to conserve cash for operations.

     On February 15, 2002, Globalstar and certain of its direct subsidiaries filed voluntary bankruptcy petitions under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court for the District of Delaware (the "Court"). In connection therewith, Loral/Qualcomm Satellite Services, L.P., the managing general partner of Globalstar, its general partner, Loral/Qualcomm Partnership, L.P. ("LQP"), and certain of Loral's subsidiaries that serve as general partners of LQP also filed voluntary bankruptcy petitions with the Court. As a result of Globalstar's bankruptcy petition, several of Globalstar's debt facilities and other debt obligations have been accelerated and are immediately due and payable. Subcontractors have assumed

$78 million of financing related to deferred billings SS/L has provided to Globalstar at September 30, 2002, which includes $46 million which is non-recourse to SS/L in the event of non-payment by Globalstar due to bankruptcy and is included in long-term liabilities in the condensed consolidated balance sheets.

     In February 2002, Globalstar reached an agreement (the "Globalstar Restructuring Agreement") with Loral and an informal committee of noteholders, representing approximately 17% principal amount of Globalstar's outstanding notes, regarding the substantive terms of a financial and legal restructuring of Globalstar's business. In March 2002, the Court appointed an official committee of creditors which was substituted as a party in the Globalstar Restructuring Agreement in place of the informal committee of noteholders. The Globalstar Restructuring Agreement was subject to a number of conditions, including conditions that a plan of reorganization and related disclosure statement reflecting the Globalstar Restructuring Agreement be approved by the Court by August 12, 2002. The condition relating to approval of the plan and related disclosure statement has not been satisfied and the official committee of noteholders has terminated the agreement. Globalstar, Loral and the official committee are in discussions to modify the terms and conditions of the Globalstar Restructuring Agreement. There can be no assurance that a revised agreement will be reached. In addition, Globalstar has received an offer from a potential new investor and is in discussions with that investor regarding the terms of its investment and the overall financial and legal restructuring of Globalstar. There can be no assurance that Globalstar will be able to negotiate terms of a restructuring with a new investor satisfactory to Globalstar, Loral, the official committee or Globalstar's other creditors or what aspects, if any, of the Globalstar Restructuring Agreement, such as mutual releases, might be incorporated in any such restructuring. Any restructuring plan will have to be submitted for and will be subject to Court approval.

     As of September 30, 2002, the Company's investment in Globalstar related activities was $15 million, consisting of the fair value of its investment in Globalstar's $500 million credit facility, which was based on the trading values of Globalstar's public debt at September 30, 2002. If Globalstar were unable to effectuate a successful restructuring, the Company's remaining investment in Globalstar's $500 million credit facility would be impaired, which, as discussed above, would have no effect on the Company's results of operations. Loral's investment in the operations of those Globalstar service provider ventures in which it participates as an equity owner is expected to be less than $5 million in 2002. In the third quarter of 2002, the Company paid $10 million it had guaranteed in connection with a Globalstar service provider partnership. Globalstar service providers own and operate gateways, are licensed to provide services and, through their sales and marketing organizations, are actively selling Globalstar service, in their respective territories.

 Contractual Obligations

     Contractual obligations as previously disclosed in the Company's Latest Annual Report on Form 10-K have not materially changed, except for the reduction in the mandatory redemptions of $224 million resulting from the exchanges of the Company's preferred stock for common stock in the second quarter of 2002, and the mandatory redemptions of $350 million resulting from the exchanges of the Company's preferred stock for common stock in the fourth quarter of 2002 (see Liquidity and Capital Resources) and as otherwise set forth herein.

COMMITMENTS AND CONTINGENCIES

     Loral Skynet has in the past entered into prepaid leases, sales contracts and other arrangements relating to transponders on its satellites. Under the terms of these agreements, Loral Skynet continues to operate the satellites which carry the transponders and originally provided for a warranty for a period of 10 to 14 years, in the case of sales contracts and other arrangements (19 transponders), and the lease term, in the case of the prepaid leases (nine transponders). Depending on the contract, Loral Skynet may be required to replace transponders which do not meet operating specifications. Substantially all customers are entitled to a refund equal to the reimbursement value if there is no replacement, which is normally covered by insurance. In the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer. In the case of other arrangements, in the event of transponder failure where replacement capacity is not available on the satellite, one customer is not entitled to reimbursement, and the other customer's reimbursement value is based on contractually prescribed amounts that decline over time.

     Thirteen of the satellites built by SS/L and launched since 1997, six of which are owned and operated by Loral's subsidiaries or affiliates, have experienced minor losses of power from their solar arrays. Although to date, neither the Company nor any of the customers using the affected satellites have experienced any degradation in performance, there can be no assurance that one or more of the affected satellites will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite's design, when in the life of the affected satellite the loss occurred and the number and type of use being made of transponders then in service. A complete or partial loss of satellites could result in a loss of orbital incentive payments and, in the case of satellites owned by Loral subsidiaries and affiliates, a loss of revenues and profits. With respect to satellites under construction and construction of new satellites, based on its investigation of the matter, SS/L has identified and has implemented remedial measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, the Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

     In September 2001, the PAS 7 satellite built by SS/L for PanAmSat experienced an electrical power failure on its solar arrays that resulted in the loss of use of certain transponders on the satellite. As a result, PanAmSat has claimed that under its contract with SS/L it is entitled to be paid $16 million. SS/L disputes this claim and is in discussions with PanAmSat to resolve this matter. In addition, a Loral Skynet satellite has recently experienced a minor loss of power from its solar arrays, the cause of which may be similar to the cause of the PAS 7 anomaly. SS/L believes, however, that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, SS/L does not believe that these anomalies will affect other on-orbit satellites built by SS/L. Also, the PAS 8 satellite has experienced minor losses of power from its solar arrays, the cause of which is unrelated to the loss of power on the PAS 7 satellite. PanAmSat has claimed that under its contract with SS/L it is entitled to be paid $7.5 million as a result of these minor power losses. SS/L disputes this claim. SS/L and PanAmSat are in discussions to resolve this matter.

     SS/L has contracted to build a spot beam, Ka-band satellite for a customer planning to offer broadband data services directly to the consumer. The customer has failed to make certain payments due to SS/L under the contract and has asserted that SS/L is not able to meet the contractual delivery date for the satellite. As of September 30, 2002, SS/L had billed and unbilled accounts receivable and vendor financing arrangements of $49 million with this customer. SS/L and the customer have entered into an agreement that provides that, until December 20, 2002, neither party will assert that the other party is in default under the contract, and the parties are currently engaged in discussions to resolve their outstanding issues. In addition, SS/L and the customer have agreed to suspend work on the satellite during these discussions, pending the outcome of the discussions. If the parties do not resolve their issues, it is likely that each party would assert that the other is in default. The contract provides that SS/L may terminate the contract for a customer default 90 days after serving a notice of default if the default is not cured by the customer; upon such a default, SS/L would be entitled to recover the contractually agreed price of items delivered and accepted prior to termination and 115% of its actual costs incurred for items not delivered prior to termination. The contract also provides that the customer may terminate the contract for an SS/L default 133 days after serving a notice of default if the default is not cured by SS/L; upon such a default, SS/L would be obligated to refund all amounts previously paid by the customer, $78 million as of September 30, 2002, plus interest. Based on the discussions currently in progress with the customer and other parties who may be interested in the satellite, management's assessment of the market opportunities for the satellite and consideration of the satellite's estimated value, management does not believe that this matter will have a material adverse effect on the consolidated financial position or results of operations of Loral. No assurance can be provided, however, that this matter will be resolved by the parties, will not result in SS/L's being involved in protracted litigation, or will not result in substantial liability on the part of SS/L to the customer.

     SS/L was a party to an Operational Agreement with Alcatel Space Industries, pursuant to which the parties had agreed to cooperate on certain satellite programs, and an Alliance Agreement with Alcatel Space (together with Alcatel Space Industries, "Alcatel"), pursuant to which Alcatel had certain rights with respect to SS/L, including the right to appoint two representatives to SS/L's seven-member board of directors, rights to approve certain extraordinary actions and certain rights to purchase SS/L shares at fair market value in the event of a change of control (as defined) of either Loral or SS/L. The agreements between Alcatel and SS/L were terminable on one year's notice, and, on February 22, 2001, Loral gave notice to Alcatel that they would expire on February 22, 2002. In April 2001, Alcatel commenced an arbitration proceeding challenging the effectiveness of Loral's notice of termination and asserting various alleged breaches of the agreements by SS/ L relating to the exchange of information and other procedural or administrative matters. In February 2002, the arbitral tribunal issued a partial decision, which upheld the validity of Loral's termination effective February 22, 2002 and Alcatel's claims as to certain breaches. The partial decision was confirmed by the District Court for the Southern District of New York on June 25, 2002. The arbitral tribunal has provided both parties with an opportunity to file any additional claims or counterclaims they may have. In March 2002, Alcatel submitted additional claims against Loral and SS/L and is seeking at least $350 million in damages in respect of all of its claims. The Company believes that Alcatel's claims for damages are without merit and have been asserted for competitive reasons to disadvantage SS/L and that this matter will not have a material adverse effect on its consolidated financial position or results of operations. In April 2002, Loral and SS/L filed their statement of counterclaims against Alcatel. The claims being asserted against Alcatel are for breach of contract, defamation, misappropriation of SS/L's confidential property, conversion, and intentional breaches of confidentiality agreements. Loral and SS/L are seeking injunctive relief, compensatory damages in the amount of $380 million, and punitive damages. The arbitral tribunal will decide at a later date whether any of Alcatel's claims or Loral's or SS/L's counterclaims give rise to damages.

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

     If ChinaSat were to terminate its contract with SS/L for ChinaSat-8 as a result of these delays, ChinaSat may seek a refund of $134 million for payments made to SS/L as well as penalties of up to $11 million. The Company does not believe that ChinaSat is entitled to such a refund or penalties and would vigorously contest any such claims by ChinaSat. A portion of the potential claim relates to amounts that were paid to a launch vehicle provider. To the extent that SS/L or ChinaSat is able to recover some or all of the $52 million deposit payment on the Chinese launch vehicle, this recovery would reduce the amount of any claim. SS/L believes that ChinaSat bears the risk of loss in the event that the deposit payments are not refunded by the launch vehicle provider. SS/L has commenced discussions with the launch vehicle provider to recover this deposit. There can be no assurance, however, that SS/L will be able either to obtain a refund from the launch provider or to find a replacement customer for the Chinese launch vehicle. If ChinaSat were to terminate the contract, SS/L estimates that it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer, which resale cannot be guaranteed.

     As of September 30, 2002, SS/L had outstanding vendor financing receivables totaling $72 million, including accrued interest, due from Sirius Satellite Radio Inc. ("Sirius"), which is currently in the process of rolling out its business. On October 17, 2002, Sirius announced that it had reached an agreement with its major creditors and investors to exchange debt and preferred stock for common equity. As part of the recapitalization, Sirius will receive $200 million in cash from third party investors, other than Loral. Under the recapitalization, almost all $700 million of Sirius's debt and all of its $525 million of preferred stock would be exchanged into its common stock. In connection with this agreement, SS/L has agreed to exchange its outstanding vendor financing receivables for common equity of Sirius. Assuming all of SS/L's vendor financing receivables are exchanged, SS/L will receive 59.4 million common shares or approximately 6% of Sirius's common stock outstanding after the exchange. The exchange is subject to various conditions, including, regulatory and shareholder approval and Sirius expects it to close by the end of the first quarter of fiscal 2003. In the third quarter of 2002, SS/L recorded a valuation allowance on the vendor financing receivables due from Sirius of $11 million, representing the difference between the carrying value of SS/L's interest and the value of the common shares expected to be received by SS/L based on the trading price of Sirius's common stock as of September 30, 2002.

     SS/L has entered into several long-term launch services agreements with various launch providers to secure future launches for its customers, including the Company and its affiliates. Through the assignment of satellites to launch vehicles, SS/L has utilized $59 million of its launch deposits since December 31, 2001. Nonetheless, SS/L may, as a result of current market conditions, cancel some of the launchers to which it has committed. SS/L has launch services agreements with International Launch Services ("ILS") which cover three launches. On November 13, 2002, SS/L terminated one of those future launches, which has a termination liability equal to its deposit of $5 million. Subsequently, on November 13, 2002, SS/L received a letter from ILS alleging SS/L's breach of the agreements, purporting to terminate all three launches and asserting a right to retain $42.5 million in deposits, without prejudice to any other legal claims or remedies. SS/L believes that ILS's claims are without merit and intends to defend against them vigorously and to seek recovery of its deposits. To the extent that the Company is unsuccessful in recovering its deposits, it will recognize a non-cash charge to earnings. Management does not believe that this matter will have a material adverse effect on the Company's consolidated financial position and its results of operations, although no assurances can be provided.

     Loral Skynet has an application pending with the FCC for authorization to use the C-Band frequency at 121 degrees W.L. in the U.S. using a non-U.S. ITU filing. Telstar 13, which is currently under construction, is scheduled for launch into this orbital slot in the first quarter of 2003. New Skies Satellites, which asserts that its non-U.S. ITU filing at 120.8 degrees W.L. has date priority over Loral Skynet's ITU filing, has filed comments with the FCC seeking to impose conditions on Loral Skynet's use of the 121 degrees W.L. slot. Loral Skynet has opposed New Skies' comments. Loral Skynet is continuing its international coordination of the 121 degrees W.L. slot and is in discussions with New Skies to resolve the matter. There can be no assurance, however, that coordination discussions with New Skies and other operators will be successful, that the FCC will grant Loral Skynet's application, or, if granted, whether conditions the FCC may impose will constrain Loral Skynet's operations at the 121 degrees W.L. slot.

     On October 21, 2002, National Telecom of India Ltd. ("Natelco") filed suit against Loral and Loral CyberStar in the United States District Court for the Southern District of New York. The suit relates to a joint venture agreement entered into in 1998 between Natelco and ONS Mauritius, Ltd., a subsidiary of Loral CyberStar, the effectiveness of which was subject to express conditions precedent. In 1999, ONS Mauritius had notified Natelco that Natelco had failed to satisfy those conditions precedent. In the suit, Natelco has alleged wrongful termination of the joint venture agreement, has asserted claims for breach of contract, tortious interference with contract, fraud in the inducement and lost profits, and is seeking damages and expenses in the amount of $97 million. The proceeding is in its very early stages and Loral is not yet obligated to respond formally to the complaint. Loral believes that the claims are without merit and intends to vigorously defend against them.

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

     On March 2, 2002, the seven separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of common stock of Loral Space & Communications Ltd. ("Loral") against Loral, Bernard L. Schwartz and Richard Townsend were consoli-dated into one action titled In re: Loral Space & Communications Ltd. Securities Litigation. On May 6, 2002, plaintiffs in the consolidated action filed a consolidated amended class action complaint alleging (a) that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by making material misstatements or failing to state material facts about Loral's financial condition and its investment in Globalstar and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged "controlling person" of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related or affiliated therewith. Loral and Messrs. Schwartz and Townsend have filed a motion to dismiss the complaint in its entirety.

     Loral believes that it has meritorious defenses to the above Globalstar related class action lawsuits and intends to pursue them vigorously.

     Loral holds debt obligations from Globalstar (see Note 5 to the condensed consolidated financial statements). In other situations in the past, challenges have been initiated seeking subordination or recharacterization of debt held by an affiliate of an issuer. While Loral knows of no reason why such a claim would prevail with respect to the debt Loral holds in Globalstar, there can be no assurance that such claims will not be made in Globalstar's bankruptcy proceeding. If such claims were to prove successful, it will jeopardize the amount of equity interest Loral will ultimately receive in the new Globalstar company. Moreover, actions may be initiated in Globalstar's bankruptcy proceeding seeking to characterize payments previously made by Globalstar to Loral prior to the filing date as preferential payments subject to repayment. Loral may also find itself subject to other claims brought by Globalstar creditors and securities holders, who may seek to impose liabilities on Loral as a result of its relationship with Globalstar. For instance, Globalstar's creditors may seek to pierce the corporate veil in an attempt to recover Globalstar obligations owed to them that are recourse to Loral's subsidiaries, which are general partners in Globalstar and have filed for bankruptcy protection. Globalstar's cumulative partners' deficit at September 30, 2002, was $3.1 billion.

     During the second quarter of 2002, the Company recovered a claim with a vendor on the Globalstar program. Globalstar or its creditors may assert a claim to some portion or all of this recovery. If so, the Company will vigorously dispute any such claim.

     In May 2000, Globalstar finalized $500 million of vendor financing arrangements with Qualcomm. The original terms of this vendor financing provided for interest at 6%, a maturity date of August 15, 2003 and required repayment pro rata with the term loans due to Loral under Globalstar's $500 million credit facility. As of September 30, 2002, $623 million was outstanding under this facility (including $123 million of capitalized interest). Loral has agreed that if the principal amount outstanding under the Qualcomm vendor financing facility exceeds the principal amount due Loral under Globalstar's $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As of September 30, 2002, Loral had no guarantee obligation.

OTHER MATTERS

  Insurance Matters

     The Company, like others in the satellite industry, is faced with significantly higher premiums on launch and in-orbit insurance, increasing thresholds in determining total losses for satellites in orbit and significantly shorter coverage periods than those that have been available in the past, which is due in part to the events of September 11, 2001. This development in the insurance industry has increased the cost of doing business. The Company intends to pass on some of the increased cost to its customers. There can be no assurance, however, that it will be able to do so. Insurance market conditions have historically been cyclical in nature. While the Company anticipates that these conditions will improve in the future, there can be no assurance that they will.

     While the Company has in the past, consistent with industry practice, typically obtained in-orbit insurance for its satellites, the Company cannot guarantee that, upon a policy's expiration, the Company will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. Four other satellites owned by Loral Skynet and Loral Orion have the same solar array configuration as Telstar 10/Apstar IIR. There can be no assurance that the insurers will not require either exclusions of, or similar limitations on, coverage due to solar array failures in connection with renewals of insurance for these satellites in 2003 and 2004. An uninsured loss of a satellite would have a material adverse effect on the Company's consolidated financial position and its results of operations.

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

     In accordance with SFAS 142, the Company's previously recognized cost in excess of net assets acquired ("goodwill") of $892 million for business acquisitions accounted for under the purchase method of accounting completed prior to July 1, 2001, was reviewed under the new transitional guidance as of January 1, 2002. Goodwill had been previously assigned to the Company's business segments as follows (based on the net book value at December 31, 2001): FSS $597 million, satellite manufacturing and technology $286 million and data services $9 million. The Company hired professionals in the valuation consulting business to determine the fair value of each of the Company's reporting units. Since there were no quoted market prices in active markets for the Company's reporting units, the measurement of fair value for each reporting unit was based on the best information available for that reporting unit, including reasonable and supportable assumptions and projections, as follows: (1) FSS -- public company trading multiples, (2) satellite manufacturing and technology -- future discounted cash flows, and (3) data services -- merger and acquisition transaction multiples. Based on the fair values concluded on by those professionals, management determined that the goodwill for each of the Company's reporting units under the new guidance in SFAS 142 was fully impaired. Accordingly, as of January 1, 2002, the Company recorded a non-cash charge for the cumulative effect of the change in accounting principle of $892 million before taxes ($877 million after taxes).

     The charge is the result of a change in the evaluation criteria for goodwill from an undiscounted cash flow approach which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17, Intangible Assets, to the fair value approach which is stipulated in SFAS 142.

     The following table presents the actual financial results and as adjusted financial results without the amortization of goodwill for the Company for the three and nine months ended September 30, 2001 (in thousands, except per share amounts):

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  ----------------------   -----------------------
                                                   ACTUAL    AS ADJUSTED    ACTUAL     AS ADJUSTED
                                                  --------   -----------   ---------   -----------
Reported loss before cumulative effect of change
  in accounting principle.......................  $(52,288)   $(52,288)    $(164,252)   $(164,252)
Add back amortization of goodwill, net of
  taxes.........................................        --       6,748            --       20,062
                                                  --------    --------     ---------    ---------
Loss before cumulative effect of change in
  accounting principle..........................   (52,288)    (45,540)     (164,252)    (144,190)
Cumulative effect of change in accounting
  principle, net of taxes.......................        --          --        (1,741)      (1,741)
                                                  --------    --------     ---------    ---------
Net loss........................................   (52,288)    (45,540)     (165,993)    (145,931)
Preferred dividends.............................   (11,963)    (11,963)      (68,780)     (68,780)
                                                  --------    --------     ---------    ---------
Net loss applicable to common shareholders......  $(64,251)   $(57,503)    $(234,773)   $(214,711)
                                                  ========    ========     =========    =========
Reported basic and diluted loss per share before
  cumulative effect of change in accounting
  principle.....................................              $  (0.19)                 $   (0.73)
Add back goodwill amortization per share........                  0.02                       0.06
                                                              --------                  ---------
As adjusted loss per share before cumulative
  effect of change in accounting principle......                 (0.17)                     (0.67)
Cumulative effect of change in accounting
  principle.....................................                    --                         --
                                                              --------                  ---------
Adjusted loss per share.........................              $  (0.17)                 $   (0.67)
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

 SFAS 144

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company has determined that there was no effect on the Company's consolidated financial position or results of operations upon the adoption of SFAS 144 on January 1, 2002.

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

 SFAS 146

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 replaces EITF Issue No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

ITEM 4.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Loral's chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

     (b) Changes in internal controls. There were no significant changes in the Company's internal controls or, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

                                    PART II.

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For a description of Loral Fairchild Corp.'s CCD lawsuits, see Loral's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. Also, see
Note 9 to the condensed consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this report:

     Exhibit 12 -- Computation of Deficiency of Earnings to Cover Fixed Charges

     (b) Reports on Form 8-K

DATE OF REPORT                                                     DESCRIPTION
--------------                                                     -----------
August 6, 2002      Item 9 -- Regulation FD            Guidance on 2002 and 2003 cash flows
                    Disclosure
August 27, 2002     Item 5 -- Other Events             Exchange offer
September 20, 2002  Item 5 -- Other Events             Apstar-V satellite agreement
September 25, 2002  Item 5 -- Other Events             Exchange offer

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

Date: November 14, 2002

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Loral Space & Communications Ltd. (the "registrant") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Bernard L. Schwartz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002, that:

     (1) I have reviewed this Quarterly Report on Form 10-Q of Loral Space & Communications Ltd.;

     (2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this Quarterly Report;

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ BERNARD L. SCHWARTZ
                                          --------------------------------------
                                                   Bernard L. Schwartz
                                                 Chief Executive Officer

November 14, 2002

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Loral Space & Communications Ltd. (the "registrant") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the " Quarterly Report "), I, Richard J. Townsend, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002, that:

     (1) I have reviewed this Quarterly Report on Form 10-Q of Loral Space & Communications Ltd.;

     (2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this Quarterly Report;

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ RICHARD J. TOWNSEND
                                          --------------------------------------
                                                   Richard J. Townsend
                                                 Chief Financial Officer

November 14, 2002

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Loral Space & Communications Ltd. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bernard L. Schwartz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                /s/ BERNARD L. SCHWARTZ
                                          --------------------------------------
                                                   Bernard L. Schwartz
                                                 Chief Executive Officer

November 14, 2002

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Loral Space & Communications Ltd. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard J. Townsend, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                /s/ RICHARD J. TOWNSEND
                                          --------------------------------------
                                                   Richard J. Townsend
                                                 Chief Financial Officer

November 14, 2002

                                 EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
Exhibit 12   --   Computation of Deficiency of Earnings to Cover Fixed Charges