Form 10-K
period 2002-12-31
LORAL SPACE & COMMUNICATIONS LTD
filed 2003-03-31
CIK 1006269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      Yes ☒     No ☐

      The aggregate market value of the common shares held by non-affiliates of the registrant, based upon the closing sale price of the common shares on June 30, 2002, as reported on the New York Stock Exchange was approximately $360 million.

      At February 28, 2003, 433,333,702 common shares were outstanding.

Documents Incorporated by Reference

      Portions of the registrant’s 2003 definitive proxy statement (to be filed not later than 120 days after the end of the registrant’s fiscal year) are incorporated by reference into Part III.

PART I
Item 1. Business
THE COMPANY
REGULATION
PATENTS AND PROPRIETARY RIGHTS
FOREIGN OPERATIONS
EMPLOYEES
AVAILABLE INFORMATION
Item 2. Properties
Item 3. Legal Proceedings
PART II
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
PART IV
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Evaluation of Disclosure Controls and Procedures
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
INDEPENDENT AUDITORS’ REPORT
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
INDEX TO EXHIBITS
1996 AMENDED AND RESTATED STOCK OPTION PLAN
AMENDMENT NO. 1 AMENDED/RESTATED STOCK OPTION PLAN
2000 AMENDED AND RESTATED STOCK OPTION PLAN
AMEND. NO. 1 AMENDED/RESTATED TO STOCK OPTION PLAN
AMENDMENT TO EMPLOYMENT AGREEMENT WITH B. SCHWARTZ
FORM OF SECOND AMENDMENT TO CREDIT AGREEMENT
FORM OF FIRST AMENDMENT TO GUARANTEE
FORM OF FIRST AMENDMENT TO AMENDED & RESTATED CRED
FORM OF 2ND AMENDMENT & RESTATED PLEDGE AGREEMENT
FORM OF SECOND INTERCREDITOR & SUBORDINATION AGRMT
APSTAR V CONDOSAT AGREEMENT
STATEMENT RE: COMPUTATION OF RATIOS
LIST OF SUBSIDIARIES
CONSENT OF DELOITTE & TOUCHE LLP
CONSENT OF DELOITTE & TOUCHE LLP

PART I

Item 1.	Business

THE COMPANY

Overview

      Loral Space & Communications Ltd. together with its subsidiaries (“we”, “us”, “Loral” or the “Company”) is one of the world’s leading satellite communications companies with substantial activities in satellite-based communications services and satellite manufacturing. In the fourth quarter of 2002, Loral reorganized into two operating businesses in connection with Loral’s integration of the operation and management of its data business (conducted by Loral CyberStar, Inc. and CyberStar, L.P.) into its FSS business, managed and operated by Loral Skynet:

      Fixed Satellite Services (“FSS”): Loral leases transponder capacity to customers for various applications, including television and cable broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television (“DTH”) and provides satellite telemetry, tracking and control services (“TT&C”). Loral also provides network services such as managed communications networks, Internet and intranet services, business television and business media services to its customers.

      Satellite Manufacturing and Technology: Loral designs and manufactures satellites and space systems and develops satellite technology for a broad variety of customers and applications through Space Systems/ Loral (“SS/ L”).

      Loral intends to capitalize on its innovative capabilities, market position and advanced technologies to offer value-added, satellite-based services as part of the evolving worldwide communications networks. Loral regularly engages in discussions with telecommunications service providers, equipment manufacturers and others regarding possible strategic transactions and alliances. These include joint ventures; strategic relationships involving its fixed satellite services operations and satellite manufacturing operations, which could involve business combinations; participation in the Loral Global Alliance; and dispositions of assets.

      Loral was incorporated on January 12, 1996 as a Bermuda exempt company and has its registered and principal executive offices at Cedar House, 41 Cedar Avenue, Hamilton, HM 12, Bermuda.

Fixed Satellite Services

      Following its acquisition of the Loral Skynet business from AT&T in March 1997, Loral has rapidly established itself through internal growth and a series of acquisitions and joint venture transactions as one of the world’s leading providers of fixed satellite services. These satellites, which are known as GEO satellites, fly in geosynchronous earth orbit approximately 22,000 miles above the equator. In this orbit, the satellites remain in a fixed position relative to points on the earth’s surface. GEO satellites provide reliable, high bandwidth services anywhere in their coverage areas and therefore serve as the backbone for many forms of telecommunications. Loral’s fixed satellite service business is managed and operated by Loral Skynet, a division of its Loral SpaceCom Corporation subsidiary.

      In the United States and other developed countries, customers lease transponder capacity primarily for distribution of network and cable television programming, for direct-to-home, or DTH, video transmission and for live video feeds from breaking news and sporting events. In the developing world, a substantial portion of such capacity is dedicated to long-distance telephone service as well as television services. GEO satellites are increasingly used throughout the world for international Internet communications, high-speed data services for businesses through very small aperture terminal, or VSAT, networks, and for distance learning and educational television. In providing fixed satellite services Loral faces competition from other fixed satellite services providers as well as fiber optic cable and other terrestrial delivery systems. In some applications, such as broadcast or point-to-multipoint transmission of video, satellites are usually considerably more efficient. In other applications, fiber may cost less, so that satellites compete on the basis of superior reliability, or as a back-up service.

      About 200 commercial geosynchronous satellites currently offer fixed satellite services. Loral competes primarily with large fleet operators, including PanAmSat Corporation, SES Global, Intelsat and Eutelsat. Large fleets offer customers global or near-global coverage and in-orbit backup in case of a satellite failure. With seven satellites in orbit, Loral currently operates the fifth largest fleet in the world and currently plans to expand the fleet to 11 satellites. The addition of these new satellites will substantially increase Loral’s capacity within the United States and will further extend its coverage of Canada, portions of Latin America and Asia, subject to obtaining landing rights from regulatory authorities in those regions.

	Satellite(1)	Location	Frequency	Coverage

Satellites in operation:	Telstar 4(2)	89(degrees)W.L.	C/Ku-band	U.S., Northern Mexico, Southern Canada

	Telstar 5	97(degrees)W.L.	C/Ku-band	U.S., Mexico, Canada, Northern and Central America

	Telstar 6	93(degrees)W.L.	C/Ku-band	U.S., Mexico, Southern Canada, Central America

	Telstar 7	129(degrees)W.L.	C/Ku-band	U.S., Mexico, Southern Canada, Northern and Central America

	Telstar 10/ Apstar IIR	76.5(degrees)E.L.	C/Ku-band	Asia and portions of Europe, portions of Africa and Australia

	Telstar 11	37.5(degrees)W.L.	Ku-band	Europe, SE Canada, U.S. East of the Rockies and portions of Mexico

	Telstar 12	15(degrees)W.L.	Ku-band	Eastern U.S., SE Canada, Europe, Russia, Middle East, North Africa, portions of South America, portions of Central America

	Brazil 1T(3)	63(degrees)W.L.	Ku-band	Brazil, North America and North Atlantic

Satellites expected to be launched in 2003 (5):	Estrela do Sul (3)	63(degrees)W.L.	Ku-band	Brazil and portions of Latin America, North America, Atlantic Ocean

	Telstar 13(4)	121(degrees)W.L.	C-band	North America, Central America, Puerto Rico and Hawaii

	Telstar 18/ Apstar V(4)	138(degrees)E.L.	C/Ku-band	India, South East Asia, China, Australia and Hawaii

(1)	While Loral’s FSS business is managed and operated by Loral Skynet, the satellites set forth in this table are owned by various Loral subsidiaries – Loral Skynet, Loral Orion, Loral Satellite, Inc. and Loral Skynet do Brasil.

(2)	Loral has asked the FCC to modify its authorizations for these satellites to relocate Telstar 4 to 77(degrees) W.L. when Telstar 8 is launched to 89(degrees) W.L.

(3)	Brazil 1T is operating in inclined orbit and is not currently generating revenues. Estrela do Sul, the replacement satellite for this slot, is currently under construction at SS/ L.

(4)	Telstar 13 and Telstar 18/ Apstar V are satellites subject to a condosat arrangement between Loral and a third party. In the case of Telstar 13, Loral owns the C-band payload on the satellite, consisting of 24 transponders, while a direct-to-home television company owns the Ku-band payload. Loral will own 18 C-band and 7 Ku-band transponders on the Telstar 18/ Apstar V satellite with the remaining 29 transponders on the satellite to be owned by an Asian satellite services company.

(5)	Loral’s bank facilities impose restrictions on its ability to incur capital expenditures.

          Broadcast Neighborhood

      Loral provides satellite capacity to support distribution of U.S. television network programming. The ABC, CBS and Fox television networks are its major customers. All ABC, CBS and Fox stations and network affiliates have their antennae pointed at Loral’s satellites, creating a configuration known as a “neighborhood” that is attractive to other users requiring similar distribution channels.

      Telstar 4 was placed in service in November 1995 and has 24 C-band and 24 Ku-band transponders. Telstar 4 provides coverage over the continental United States, Hawaii, Alaska, Puerto Rico, U.S. Virgin Islands and into Canada.

      Telstar 5, with 24 C-band and 24 Ku-band transponders, was built by SS/ L and was placed into service on July 1, 1997. Telstar 5 provides coverage over the continental United States, Hawaii, Puerto Rico, the Caribbean and into Canada and portions of Latin America.

      Telstar 6, built by SS/ L, was launched in February 1999 and commenced commercial operations in March 1999. Telstar 6 is a broadcast video and data communications satellite with 24 C-band and 24 Ku-band transponders. It provides coverage over the continental United States, Hawaii, Puerto Rico, the Caribbean and into Canada and Latin America.

          Cable Neighborhood

      Telstar 7, built by SS/ L, was launched in September 1999 and commenced commercial operations in November 1999. Telstar 7, located in the cable arc, is a broadcast video and data communications satellite with 24 C-band and 24 Ku-band transponders. It provides coverage over the continental United States, Hawaii, Puerto Rico, the Caribbean, and into Canada and Latin America. Loral’s cable customers include companies like HBO, Disney and Time Warner.

          International

      Loral satellites also provide satellite capacity for video distribution, satellite newsgathering and other satellite services to international broadcasters, news organizations, telecommunications service providers and Internet service providers. Cable & Wireless, Singapore Tel, Fuji TV, Univision, Telecom Italia and China Central TV are some of the international customers that use Loral’s satellites.

      Telstar 11, a high power satellite with 48 Ku-band transponders, commenced operations in January 1995, and provides coverage in North America as far west as Phoenix, Arizona and in Europe as far east as Istanbul, Turkey.

      Telstar 12, a high power satellite with 57 Ku-band transponders, commenced operations in January 2000, expanding Loral’s European coverage and extending coverage to portions of Russia, Latin America, the Middle East and South Africa.

      Telstar 10/ Apstar IIR, a high power satellite with 28 C-Band and 24 Ku-Band transponders, commenced operations in December 1997 and covers portions of Asia, Europe, Africa and Australia, accounting for more than 75% of the world’s population. Loral purchased all of Telstar 10/ Apstar IIR’s transponder capacity (other than a single, reserved C-Band transponder) from APT Satellite Company in September 1999.

          Other Services

      In order to meet customers’ evolving needs and to increase the usage of Loral’s satellites, Loral provides end-to-end network solutions and value-added services through its product offerings, Skynet Network Services and Skynet Professional Services.

      Skynet Network Services provides delivery movement and platforms for bandwidth-on-demand, broadband transport, broadcast transport and digital transport teleport services. In 2002, Loral integrated the operation and management of its data business (conducted by Loral CyberStar, Inc. and CyberStar, L.P.) into its FSS business. As a result of this integration, Skynet Network Services has expanded its service offerings to include VSAT service, business television and business media services and IP-based services such as video and streaming media. These services are currently provided through an integrated satellite and fiber network that interconnects with customer networks through points of presence (“POPs”) in San Jose, California; Ashburn, Virginia; New York and London, and interconnects with satellite and VSAT services via teleports in Mount Jackson, Virginia, Hawaii and London.

      Skynet Professional Services assists customers with the needs of satellite ownership, such as TT&C and with the design, construction and integration of satellite-based networks.

     Fixed Satellite Services Results

	For the years ending
	December 31,

	2002	2001	2000

	(in millions)
Total segment revenues	$395.4	$464.2	$421.2
Eliminations	(4.2)	(6.8)	(4.5)

Revenues from satellite services as reported	$391.2	$457.4	$416.7

Segment EBITDA(1)	$219.9	$263.4	$153.4

(1)	EBITDA (which is equivalent to operating income/loss before depreciation and amortization, including amortization of unearned stock compensation) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral’s operating results. EBITDA is not an alternative to net income as an indicator of a company’s operating performance, or cash flow from operations as a measure of a company’s liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

      Total assets for the segment were $1.9 billion and $2.8 billion as of December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, funded backlog for the segment was $1.4 billion and $1.5 billion, respectively, including intercompany backlog of $41 million in 2002 and $46 million in 2001. Approximately $267 million of the segment’s December 31, 2002 funded backlog is expected to be realized in 2003, including approximately $4 million of intercompany backlog. Results for Loral’s FSS affiliates are disclosed below.

     Loral Global Alliance

      Through the Loral Global Alliance, Loral seeks to offer its customers an integrated portfolio of satellite capacity that provides “one stop shopping” for local, regional and global GEO satellite services. This Loral Skynet-led alliance, with ten satellites currently in orbit and 15 planned, further enhances the geographic reach, market presence and offerings of its members. The Loral Global Alliance provides for cross-selling arrangements among the alliance members’ respective sales forces and for cooperative marketing and promotional activities. Loral believes that such arrangements enable the members of the alliance to compete more effectively in sales of communications satellite services worldwide. In addition, the alliance offers in-orbit backup capabilities for its members in regions where members’ fleets have overlapping coverage.

      In addition to Loral subsidiaries, the following affiliates of Loral also participate in the alliance:

•	Satelites Mexicanos, S.A. de C.V. (“Satmex”), a 49% owned affiliate, is the leading satellite communications company providing fixed satellite services in Mexico. Satmex has two satellites in operations and a third satellite, Satmex 6, under construction at SS/ L. Satmex is currently pursuing loans supported by export credit agencies to raise additional financing for its Satmex 6 satellite project. On March 6, the Export Import Bank of the United States (“Eximbank”), pursuant to a meeting of its Board of Directors, referred the Satmex loan guaranty application to the United States Congress.

Pending a mandatory 35-day review period, Satmex expects the application to return to the Eximbank board for formal approval. There can be no assurance that Satmex will be able to obtain such approval. These export loans, and certain additional financings, will be needed by Satmex to fund the Satmex 6 project and repay existing secured debt. If Satmex is unable to successfully obtain the export loans and this additional financing, our investment in Satmex of $51 million and receivables of $4 million at December 31, 2002 may be adversely affected.

•	Europe*Star Limited (“Europe*Star”), a joint venture between Loral and Alcatel, commenced commercial service in January 2001 with its Europe*Star 1 satellite. Loral currently owns 47% of Europe*Star, and pursuant to the terms of the shareholders agreement, has permitted its joint venture partner Alcatel, to fund additional expenditures to develop Europe*Star’s business and infrastructure through $181 million in loans to the venture, which Alcatel claims are payable on demand. In the fourth quarter of 2002, the Company’s investment in Europe*Star was reduced to zero, as the Company recorded valuation allowances of $38 million on the vendor financing and the receivables advanced and recorded an impairment charge relating to its investment in Europe*Star of $7 million. As a result, any future losses attributable to Europe*Star will not be recognized by Loral.

     Other Affiliate

      Loral also owns a 56% interest in XTAR, L.L.C. (“XTAR”), a joint venture between Loral and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”), a consortium comprised of leading Spanish telecommunications companies, including Hispasat, S.A., and agencies of the Spanish government. XTAR plans to construct and launch an X-band satellite to provide X-band services to government users in the United States and Spain, as well as other allied nations. Loral accounts for its investment in XTAR under the equity method since Loral does not control certain significant operating decisions at XTAR. As of December 31, 2002, the partners in proportion to their respective ownership interests have contributed $55 million to XTAR. XTAR is seeking to raise the remaining amount of the funds it needs to construct and launch its satellite through vendor and other third-party financings. If XTAR is unable to raise the remaining funds it needs to construct, launch and operate its satellite, it would adversely affect the Company’s investment in XTAR. Loral has no further obligations with respect to XTAR.

     FSS Affiliate Results

      Total affiliate revenues for Satmex, Europe*Star and XTAR were $101 million, $142 million and $136 million in 2002, 2001 and 2000, respectively. EBITDA on the same basis was $43 million, $70 million and $77 million, respectively.

Satellite Manufacturing and Technology — SS/L

      Loral, through SS/ L, is a worldwide leader in the design, manufacture and integration of satellites and space systems. SS/ L draws on its 40-year history, during which satellites manufactured by SS/ L have achieved 1000 years, an entire millennium, of cumulative on-orbit experience marking a new milestone in experience and reliability. SS/ L also provides Loral with visibility into emerging and new satellite-based technologies and applications. SS/ L manufactures satellites that provide telecommunications, weather forecasting and broadcast services. SS/ L is the second largest supplier of commercial satellites worldwide, and is the leading supplier of satellites to Intelsat, currently one of the world’s largest operators of commercial communications satellites. SS/ L is also the leading supplier of: high-powered direct-to-home (“DTH”) broadcast satellites to EchoStar and DirecTV, commercial weather satellites, digital audio radio satellites (“DARS”) to Sirius Satellite Radio, and innovative spot-beam satellites for data networking applications. Other significant customers include Loral Skynet, PanAmSat, Optus, Singapore Tel and APT Satellite.

      As one of the premier providers of satellites and other space systems, SS/ L competes principally on the basis of technical excellence, a long record of reliable performance, and competitive pricing with several of the world’s largest satellite manufacturers, such as The Boeing Company, Lockheed Martin, Alcatel Space and Astrium. SS/ L’s continued success depends on its ability to perform on a cost-effective and timely basis.

Competitive pressure in this segment has become more acute in recent times as a result of weak economic conditions, combined with over-capacity in the marketplace.

      SS/L has a history of technical innovation that includes the first three-axis stabilized satellites, bipropellant propulsion systems for commercial satellites that permit significant increases in the satellites’ payload and extend the satellites’ on-orbit lifetime, rechargeable nickel-hydrogen batteries with a life span of 10 years or more, the use of advanced composites to significantly enhance satellite performance at lighter weights and the first communications satellite with more than ten kilowatts of power. SS/L was also the first satellite manufacturer to employ heat pipes to control heat transfer in commercial satellites, thereby providing a more benign temperature environment and increased reliability. SS/L also created the first multi-mission geostationary satellite and was one of the first U.S. companies to acquire space technology from Russia’s space industry, obtaining exclusive rights outside the former Eastern bloc to an electric propulsion subsystem that is five times more efficient than bipropellant propulsion systems.

      SS/L offers a line of three products that provide customers with a great span of power and capability: the space-proven 1300, the advanced 1300E, and the 20.20, one of the most powerful commercial spacecraft offered today. The power offered on SS/L-designed satellites reaches from five kilowatts to in excess of 20 kilowatts, and the number of transponders from as few as one to as many as 150.

     Satellite Manufacturing and Technology Results

	For the years ending December 31,

	2002	2001	2000

	(in millions)
Total segment revenues	$853.1	$814.8	$1,002.3
Eliminations	(144.6)	(200.9)	(192.5)

Revenues from satellite sales as reported	$708.5	$613.9	$809.8

      Segment EBITDA was a loss of $19 million in 2002 primarily due to valuation allowances recorded on SS/L-provided vendor financings of $69 million (in connection with advances related to Europe*Star and an agreement reached with a customer, Sirius Satellite Radio, to convert vendor financing receivables into Sirius’ equity). Segment EBITDA earnings were $24 million in 2001 after a charge of $12 million for obligations to the U.S. government to settle a case relating to export controls and $36 million in 2000 after charges of $77 million relating to increased costs for manufacturing delays and customer contract issues. Total assets for the segment were $690 million and $1.2 billion as of December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, funded backlog for the segment was $763 million and $1.6 billion, respectively, including intercompany backlog of $275 million in 2002 and $265 million in 2001. Approximately $626 million of the 2002 funded backlog is expected to be realized in 2003, including approximately $142 million of intercompany backlog. Revenues recorded under contracts with Globalstar were $5 million, $18 million and $134 million in 2002, 2001 and 2000, respectively. In addition, sales to two customers represented 12% and 10% of the Company’s consolidated revenues in 2002, sales to one customer represented 14% of the Company’s consolidated revenues in 2001 and sales to two other customers represented 13% and 12% of the Company’s consolidated revenues in 2000. For 2002, 2001 and 2000, the segment expended $16 million, $31 million and $26 million for research and development projects, respectively.

Investment in Globalstar

      Globalstar, L.P. (“Globalstar”) owns and operates a satellite constellation that forms the backbone of a global telecommunications network designed to serve virtually every populated area of the world. On February 15, 2002, Globalstar and certain of its direct subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court for the District of Delaware (the “Court”). In connection therewith, Loral/Qualcomm Satellite Services, L.P., the managing general partner of Globalstar, its general partner, Loral/Qualcomm Partnership, L.P. (“LQP”), and certain of Loral’s subsidiaries that serve as general partners of LQP also filed voluntary petitions with the Court. As of December 31,

2002, Loral’s direct and indirect investment in connection with Globalstar-related activities as set forth on its balance sheet was $20 million. This investment balance represents the fair value of Loral’s investment in Globalstar’s $500 million credit facility, which was based on the trading values of Globalstar’s public debt at December 31, 2002 (see Notes 3 and 12 to the consolidated financial statements). If Globalstar were unable to effectuate a successful restructuring, the Company’s remaining investment in Globalstar’s $500 million credit facility would be impaired, which would have no effect on the Company’s results of operations. As a result of Globalstar’s bankruptcy petition, several of Globalstar’s debt facilities and other debt obligations have been accelerated and are immediately due and payable. Subcontractors have assumed $74 million of vendor financing that SS/ L has provided to Globalstar at December 31, 2002, which includes $47 million which is non-recourse to SS/ L in the event of non-payment by Globalstar due to bankruptcy and is included in long-term liabilities in the consolidated balance sheets.

      On February 25, 2003, Globalstar entered into, and on March 6, 2003, the Court approved, a debtor-in-possession credit agreement (the “DIP Agreement”) with Blue River Capital LLC, Columbia Ventures Corporation, ICO Investment Corp., Iridium Investors, LLC and Loeb Partners Corp. Pursuant to the DIP Agreement, these five lenders, of whom three are members of Globalstar’s official unsecured creditors’ committee, will make up to $10 million available to Globalstar on the terms and subject to the conditions set forth in the DIP Agreement. The Court also granted Globalstar’s motion to establish, and Globalstar has commenced, a process to find potential outside investors to help the company emerge from bankruptcy. There can be no assurance that Globalstar will be successful in finding such additional investors, that Globalstar and its creditors will be able to reach an agreement with any interested investors, that any proposed plan of reorganization for Globalstar will be approved by the Court or that Globalstar will be successfully reorganized.

      On March 14, 2003, Loral signed a term sheet with Globalstar and Globalstar’s official creditors committee to resolve certain issues related to Globalstar and Globalstar’s restructuring. Among other things, the settlement incorporated in the term sheet, which is subject to definitive documentation and approval by the Court (as to which there can be no assurance), Globalstar would grant to Loral, subject to certain conditions, a general release of all claims Globalstar might have against Loral; the parties would seek to provide Loral with one seat on the board of directors of reorganized Globalstar; approximately 50% of Loral’s unsecured claims against Globalstar would be allowed, or approximately $438 million; and the debt owed to Globalstar by three foreign service providers in which Loral has a substantial equity interest (Globalstar do Brasil, Globalstar de Mexico and GlobalTel), of an aggregate of $7.2 million would be eliminated. In consideration, Loral would transfer to Globalstar eight spare satellites ordered by Globalstar but not fully paid for; certain agreements that provided a joint venture in which Loral is a participant with exclusivity in marketing certain Globalstar services in the U.S. would be terminated, with a new joint venture being formed among Globalstar and Loral to exclusively market Globalstar services to certain governmental agencies in the U.S.; the FCC license authorizing the Globalstar service, which in any event was being held by a joint venture in which Loral is a participant for the exclusive benefit of Globalstar, would be transferred to Globalstar; Loral’s equity interest in the Globalstar Canadian service provider would be transferred to Globalstar; a $10 million obligation of the Canadian service provider owed to Loral at December 31, 2002 would be reduced by $7.2 million and the remaining debt obligation would be converted from a demand note into a five-year term note; Loral’s unsecured claims against Globalstar would be reduced by approximately 50% or approximately $438 million; the unused prepayment ($2,260,000) on a Globalstar contract under which there is a stop work order would be returned to Globalstar by Loral; a $250,000 termination fee that may come due under that contract would be waived; Loral would cooperate toward a reorganization of Globalstar; and the Loral employees on Globalstar’s management committee would resign. Loral does not expect any material impact on its results of operations or financial position as a result of this settlement.

REGULATION

Telecommunications Regulation

      As an operator of a privately owned global satellite system, Loral is subject to: (i) the regulatory authority of the U.S. government; (ii) the regulatory authority of other countries in which Loral operates; and (iii) the frequency coordination process of the International Telecommunications Union (“ITU”). Loral’s ability to provide satellite service in a particular country or region is subject to the technical constraints of its satellites, international coordination, local regulatory approval and any limitation as to the scope of the approval so obtained.

U.S. Regulation

      The ownership and operation of Loral’s satellite systems in the U.S. is regulated by the Federal Communications Commission (the “FCC”). Loral is subject to the FCC’s jurisdiction primarily for: (i) the licensing of satellites and earth stations; (ii) avoidance of interference with other radio stations; and (iii) compliance with FCC rules governing U.S.-licensed satellite systems. Violations of the FCC’s rules can result in various sanctions including fines, loss of authorizations, or the denial of new authorizations or renewal authorizations. Loral is not regulated as a common carrier and, therefore, is not subject to rate regulation or the obligation not to discriminate among customers. Loral must pay FCC filing fees in connection with its space station and earth station applications; must pay annual regulatory fees that are intended to defray the FCC’s regulatory expenses; must file annual status reports with the FCC; and, to the extent Loral is deemed to be providing interstate/ international telecommunications, must contribute to funds used to support universal service.

Authorization to Launch and Operate Satellites

      The FCC grants satellite authorizations to satellite operators that meet its legal, technical and financial qualification requirements. The FCC often receives applications from multiple operators to operate a satellite at a given orbital slot. There can be no assurance that in the process of resolving such mutually exclusive applications, Loral’s application will be granted. Under the FCC’s financial qualification rules, an applicant must demonstrate that it has sufficient funds to construct, launch, and operate each requested satellite for one year. Most satellite authorizations also include specific construction and launch milestones which must be met. Failure to meet such FCC milestones may result in license revocations. Licenses are usually issued for an initial ten-year term and FCC policy provides licensees with an “expectancy” with respect to the replacement of their authorized satellites. At the end of a ten-year license term, a satellite that has not been replaced, or that has been relocated to another orbital location following its replacement, may be allowed to continue operations for a limited period of time pursuant to a grant of special temporary authority from the FCC. Such operations, however, are subject to certain restrictions.

      Loral has final FCC authorization for the following existing or planned satellites which operate or will operate in the C-band, the Ku-band, or both bands: Telstar 4 at 89(degrees) W.L., Telstar 5 at 97(degrees) W.L., Telstar 6 at 93(degrees) W.L., Telstar 7 at 129(degrees) W.L., Telstar 8 at 77(degrees) W.L., Telstar 9 at 69(degrees) W.L., Telstar 11 at 37.5(degrees) W.L., Telstar 12 at 15(degrees) W.L. and Orion A at 47(degrees) W.L. Certain of these authorizations are subject to pending petitions for reconsideration submitted to the FCC by third parties. The final FCC authorizations for certain of the satellites that are not yet in-orbit also do not cover certain design changes or milestone extension requests that are the subject of pending modification applications. Certain of these modification applications have been opposed by other satellite operators. There can be no assurance that such design changes or milestone extensions will be granted by the FCC. The failure to obtain a milestone extension could result in the loss of the related FCC authorization. If Loral is unable to obtain FCC approval to implement its requested technical modifications for any particular authorization, it will be obligated to operate the related satellite in accordance with the original authorization.

      Loral also has applications pending before the FCC at 58(degrees) W.L., 95(degrees) W.L., 115(degrees) W.L. and 135(degrees) W.L. for use of the V-band frequency and at 126(degrees) E.L. for use of the Ku/extended Ku/ C and extended C-band frequencies. Loral also has an application pending for authorization to use C-band at 121(degrees) W.L. in the U.S. (Telstar 13) using a non-U.S. ITU filing. There can be no assurance that the FCC will grant this or any of the other pending Loral applications.

      In addition, Loral has final authorization to operate at the following orbital slots: Ka-band at 15(degrees) W.L., 67(degrees) W.L., 81(degrees) W.L., 89(degrees) W.L., 93(degrees) W.L., 115(degrees) W.L., 139(degrees) E.L., 126.5(degrees) E.L. and 78(degrees) E.L. and hybrid Ka/Ku-band at 47(degrees) W.L. Loral has requests for technical modifications and requests for milestone extensions pending before the FCC. There can be no assurance that the FCC will grant such modifications or milestone extensions.

      Under the FCC’s rules, an applicant may commence satellite construction prior to receiving an authorization to launch and operate, although it must notify the FCC that it intends to commence construction. Any construction engaged in is at the applicant’s own risk. While Loral therefore may proceed with the construction of planned satellites without prior FCC approval, it must accept the risk that the FCC may not grant the application, may not assign the satellite to its proposed orbital location, or otherwise may act in a manner that limits or eliminates some or all of the value of the construction previously done on the satellite.

Scope of Services Authorized

      In 1996, the FCC largely eliminated the regulatory distinction between U.S. domestic satellites and U.S.-licensed international satellites. As a result, each of Loral’s FCC-licensed satellites may be used, to the extent technically feasible, to provide both U.S. domestic and international services.

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

      Foreign laws and regulatory practices may be applied or changed in ways that may adversely affect Loral’s ability to operate or provide service. There are no guarantees that other countries will grant Loral’s applications to construct, launch, operate or provide service via satellites, or extend construction or launch milestones, or that Loral will be permitted to retain or renew its authorizations. As in the U.S., violations of other countries’ laws and rules may result in sanctions, fines, loss of authorizations or denial of applications for new or renewal authorizations. Application and other administrative fees may be required in other countries. License terms for non-U.S. authorizations held by Loral vary but generally authorize operation for at least the life of the satellite and include rights to operate a replacement satellite. Loral’s failure to operate or maintain operation of a satellite pursuant to a non-U.S. authorization may result in revocation.

      Many countries have liberalized their regulations to permit entities to seek licenses to provide voice, data or video services. This trend should accelerate with the commitments by many World Trade Organization (“WTO”) members, in the context of the WTO Agreement on Basic Telecommunications Services, to open their satellite markets to competition. Other countries, however, have maintained strict monopoly regimes. In such markets, the provision of service from Loral and other U.S.-licensed satellites may be more complicated.

      In addition to the orbital slots licensed by the FCC, Loral has been assigned orbital slots by certain other countries. For example, Loral has been authorized to use numerous Ku- and Ka-band orbital slots by the Papua New Guinea government. In March 1999, the Brazilian telecommunications authority announced that Loral had won Brazil’s auction for its 63(degrees) W.L. Ku-band orbital slot. Loral operates capacity on the Telstar

10/ Apstar IIR C/ Ku-band satellite licensed by China and located at 76.5(degrees) E.L. Satmex, of which Loral owns 49%, is licensed by Mexico to operate the C/ Ku-band satellites at 109.2(degrees) W.L., 113.0(degrees) W.L., and 116.8(degrees) W.L. Europe*Star, of which Loral owns 47%, is licensed by Germany to operate Ku-band satellites at 45(degrees) E.L. and 47.5(degrees) E.L. Loral plans to operate the C-band payload on Telstar 13 at 121° W.L. and the extended C- and Ku-band payload on Telstar 18/Apstar V at 138° E.L. using licenses provided by Papua New Guinea and Tonga, respectively.

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

      All of the registrations for Loral’s satellites are or will be subject to the ITU coordination process. Only national governments file required coordination documents at the ITU. These documents are used by Loral and other satellite operators as a basis for coordination of satellite systems. There may be more than one ITU filing submitted for any particular orbital slot, or an orbital slot adjacent thereto, thus requiring coordination between or among the affected operators. The results of this coordination process may impose technical constraints on Loral’s ability to operate its satellites at a given orbital location, if at all. Loral cannot guarantee successful frequency coordination for its satellites.

     Additional ITU Filings

      In addition to the ITU filings associated with Loral’s satellite authorizations and applications noted above, Loral has ITU filings on its behalf at 98(degrees) E.L., 122(degrees) E.L., 130(degrees) E.L., 167.45(degrees) E.L., 175(degrees) W.L., 121(degrees) W.L. and 115(degrees) W.L. for use of the C- and Ku-band frequencies. Loral also has ITU filings at 9.9(degrees) E.L., 16.1(degrees) E.L., 22.3(degrees) E.L., 115.5(degrees) E.L., 161(degrees) E.L., and 97(degrees) W.L. for the use of C-, Ku-, and Ka-band frequencies and at 37.5(degrees) W.L. for the use of C-and Ka-band frequencies. Loral has a filing at 96.5(degrees) W.L. for Broadcast Satellite Service. Loral also has ITU filings at 1(degrees) E.L., 3.5(degrees) E.L., 8(degrees) E.L., 10(degrees) E.L., 11(degrees) E.L., 30(degrees) E.L., 81(degrees) E.L., 105.5(degrees) E.L., 135(degrees) E.L., 135(degrees) W.L., 115(degrees) W.L., 95(degrees) W.L., 58(degrees) W.L. for use of the V-band frequency.

Export Regulation

      Commercial communication satellites, and certain related items, technical data and services, are subject to United States export control laws and regulations. These export control laws and regulations affect the export of products and services to foreign launch providers, insurers, customers, potential customers and business partners, as well as to foreign Loral employees, foreign regulatory bodies, foreign national telecommunications authorities and to foreign persons generally. Commercial communications satellites and certain related items, technical data and services are on the United States Munitions List and export jurisdiction over these products and services resides with the U.S. Department of State and are subject to the Arms Export Control Act and the International Traffic in Arms Regulations. Other items, technical data and services exported by Loral remain subject to the export jurisdiction of the U.S. Department of Commerce, pursuant to the Export Administration Act and the Export Administration Regulations.

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

PATENTS AND PROPRIETARY RIGHTS

      SS/L relies, in part, on patents, trade secrets and know-how to develop and maintain its competitive position. It holds 254 patents in the United States and 367 patents abroad and has applications for 78 patents pending in the United States and 210 patents pending abroad. SS/L patents include those relating to communications, station keeping, power control systems, antennae, filters and oscillators, phased arrays and thermal control as well as assembly and inspections technology. The SS/L patents that are currently in force expire between 2003 and 2021.

      Loral CyberStar, CyberStar LP and Loral SpaceCom Corporation have four, seven and one patents in the United States, respectively. Loral SpaceCom Corporation holds one patent abroad. In addition, Loral CyberStar, CyberStar LP and Loral SpaceCom Corporation have two, one and six patents pending in the United States, respectively, and one, zero and 10 patents pending abroad, respectively. The Loral CyberStar, CyberStar LP and Loral SpaceCom patents that are currently in force expire between 2016 and 2020.

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

FOREIGN OPERATIONS

      Sales to foreign customers, primarily in Asia, Europe and Mexico, represented 46%, 35%, 23% of the Company’s consolidated revenues for 2002, 2001 and 2000, respectively. As of December 31, 2002 and 2001, the Company had substantially all of its long-lived assets located in the United States with the exception of the in-orbit satellites. See “Certain Factors that May Affect Future Results — We face risks in conducting business internationally” for a discussion of the risks related to operating internationally.

EMPLOYEES

      As of December 31, 2002, the Company had approximately 2,800 full-time employees, approximately 3% of whom are subject to collective bargaining agreements. We consider our employee relations to be good.

AVAILABLE INFORMATION

      Loral makes available free of charge through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such reports are filed electronically with the SEC. Loral’s Internet address is www.loral.com. Loral.com is an inactive textual reference only, meaning that the information contained on the website is not part of this report and is not incorporated in this report by reference.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

      This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. They can be identified by the use of forward-looking words such as “believes”, “expects”, “plans”, “may”, “will”, “would”, “could”, “should”, “anticipates”, “estimates”, “project”, “intend”, or “outlook” or their negatives or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements may be included in, but are not limited to, various filings made by us with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer. We warn you that forward-looking statements are only predictions. Actual events or results may differ materially as a result of risks that we face, including those presented below. We undertake no obligation to update any forward-looking statements. The following are representative of factors that could affect the outcome of the forward-looking statements.

Financial Structure

We have substantial debt and guaranty obligations.

      We and our subsidiaries and operating affiliates have a significant amount of outstanding debt and guaranty obligations. As of December 31, 2002, the total amount of our outstanding consolidated total debt was approximately $2.2 billion.

      The indentures and credit agreements relating to this indebtedness impose restrictions on our and our subsidiaries’ and affiliates’ ability to take various actions, which may limit our and their ability to plan for, or react to, changes in their business and market conditions. These limitations include restrictions on the ability to pay dividends, or to make loans, capital expenditures or investments. As part of the bank amendments that were entered into in March 2003, additional restrictions were imposed on us and our subsidiaries. For example, Loral Skynet requires the consent of its lenders in order to make further expenditures for the launch and insurance of Telstar 8. These amendments also provide that if Loral SpaceCom is not successful in effecting certain asset sales by June 30, 2003, Loral SpaceCom may not, subject to certain limited exceptions, incur further capital expenditures. Our ability to make investments in or otherwise make payment to any of our subsidiaries has been limited to a maximum amount of $5 million as a result of these amendments, which may hamper our ability to take various actions. Moreover, substantially all of the assets of Loral SpaceCom and Loral Satellite, our principal operating subsidiaries, have been pledged in favor of the bank lenders, which further reduces our flexibility to take certain actions.

      We intend to use our cash and available credit of $132 million at December 31, 2002 (including $66 million of available credit) to help fund the growth and operation of our businesses. During the first quarter of 2003, we drew down all of the $66 million of available credit at December 31, 2002. If any of our subsidiaries or affiliates finds itself faced with default, we may be faced with a choice between providing additional support to that company or accepting the loss of some or all of its investment. In certain cases we have also guaranteed the debt of our subsidiaries. For example, the $613 million principal amount of Loral Orion’s 10% Senior Notes due 2006 and issued in December 2001 in connection with its exchange offer, are guaranteed by us. None of Globalstar, L.P.’s debt is guaranteed by us and we do not intend to provide any further funding to Globalstar.

      Satmex, our 49%-owned Mexican affiliate, had total debt of $524 million as of December 31, 2002. In addition, Servicios Corporativos Satelitales, S.A. de C.V. (“Servicios”), the parent company of Satmex, in which we have a 65% economic interest, has an obligation to the government of Mexico with an initial face amount of $125 million which accretes at 6.03% over a seven-year period, expiring in December 2004. The debt of Satmex and Servicios is non-recourse to us and Principia, S.A. de C.V., our Mexican partner in Satmex; however, we and Principia have agreed to maintain assets in a collateral trust in an amount equal to 1.2 times the value of this government obligation until maturity. As of December 31, 2002, we and Principia have pledged our respective shares in the parent company of Servicios in this trust.

      Satmex is currently pursuing loans supported by export credit agencies to raise additional financing for its Satmex 6 satellite project. On March 6, 2003, Eximbank, pursuant to a meeting of its Board of Directors, referred the Satmex loan guaranty application to the United States Congress. Pending a mandatory 35-day review period, Satmex expects the application to return to the Eximbank board for formal approval. There can be no assurance that Satmex will be able to obtain such approval. These export loans, and certain additional financings, will be needed by Satmex to fund the Satmex 6 project and repay existing secured debt. If Satmex is unable to successfully obtain the export loans and this additional financing, our investment in Satmex of $51 million and receivables of $4 million at December 31, 2002 may be adversely affected.

      We have the right to make the mandatory redemption payments due on our preferred stock in cash, common stock, or a combination of the two. However, to the extent that we have insufficient authorized common stock on the mandatory redemption dates in 2006 and 2007 to effect payment in full of the related preferred stock in common stock, we will have to cover any such shortfall with cash. The exact number of shares of our common stock that may be issued on a mandatory redemption date cannot be determined at this time. That number will depend on a number of factors not known today, such as the price of our common stock and the number of shares of our preferred stock outstanding at that time. Based upon the price of our common stock at December 31, 2002, we did not have available a sufficient number of authorized shares of common stock to effect payment of the total mandatory redemptions in common stock in 2006 and 2007. We could, however, subject to shareholder approval, increase the authorized number of shares of our common stock, which would enable us to effect payment of the total mandatory redemptions in common stock.

If our business plan does not succeed, our operations might not generate enough cash to pay our obligations and fund our operations.

      Our business plan assumes the receipt of approximately $60 million from the successful monetization of certain customer long-term receivables in 2003. While we have reached an agreement in principle with a third party to effect such monetization, there is no assurance that this transaction will be consummated. If we are unable to consummate this transaction on a timely basis, or the proceeds from such transaction are less than those assumed in the business plan, our ability to fund our operations would be adversely affected. A substantial reduction in our fixed satellite services revenues or the inability of SS/L to replace existing backlog with new contracts would also adversely impact our ability to achieve our business plan. In addition, our ability to fund the 2004 interest payments on our 9.5% senior notes will depend on our ability to successfully execute our business plan, which includes further asset sales. There is no assurance that we will be able to do so. If we fail to pay interest on the 9.5% senior notes when due, this will, upon expiration of a 30-day cure period, constitute an event of default under our senior note indenture, which in turn would result in an event of default under our bank agreements. If the holders of the 9.5% senior notes, the lenders under the Loral SpaceCom credit facility or the lenders under the Loral Satellite credit facility were to accelerate their related debt following such event of default, an event of default would also occur with respect to Loral Orion’s 10% senior notes, which are guaranteed by us.

      In addition to our debt service requirements, our businesses are capital intensive and need substantial investment before returns can be realized. For example, as of December 31, 2002, we have already incurred $283 million and will need to incur approximately $108 million more in order to construct, launch and insure three new satellites, excluding Telstar 8, currently under construction for our fixed satellite services business. We are subject to substantial financial risks from possible delays or reductions in revenue, unforeseen capital needs or unforeseen expenses. If this were to occur, our ability to meet our obligations and execute our business plan could depend upon our ability, and that of our operating subsidiaries and affiliates, to raise cash in the capital markets or to effect a restructuring of the terms of our debt arrangements. We are uncertain whether these alternatives will be available in the future on favorable terms if at all.

We will likely require and intend to seek further amendments to our credit facilities in the future.

      On March 31, 2003, we entered into amendments to our bank facilities to, among other things, adjust our financial performance covenants. We are likely to require and intend to seek further amendments to the Loral SpaceCom and Loral Satellite facilities to ensure compliance with financial performance covenants for periods after March 31, 2004. There can be no assurance that the lenders will consent to any such amendment. Because of the cross-default provisions set forth in such credit facilities, a failure by us to meet any financial performance covenant set forth in either credit facility will result in an event of default under both the Loral SpaceCom and the Loral Satellite credit facilities. Moreover, if the lenders under either credit facility were to accelerate their outstanding loans, this would constitute an event of default under our 9.5% senior notes and Loral Orion’s 10% senior notes, which are guaranteed by us.

The ability of our subsidiaries to pay dividends to us or otherwise support our obligations is limited by the terms of their debt instruments.

      Loral SpaceCom’s credit facility allows dividend payments to us if cumulative dividend payments do not exceed 50% of its cumulative consolidated net income and the ratio of its funded debt to EBITDA is less than 3.0 to 1.0. For the year ended December 31, 2002, Loral SpaceCom had no capacity under this covenant to pay us any dividends.

      Loral Satellite, Inc., a subsidiary of Loral Space & Communications Corporation, is a party to a credit agreement that also imposes restrictions on its ability to pay dividends to its parent. Loral Satellite may make dividends or loans to its parent or us only if such dividends or loans are applied either to effect payments on our 9.5% senior notes or to effect a maximum of $5 million of payments on an intercompany note between us and Loral SpaceCom Corporation.

      Under the terms of the indenture for Loral Orion’s 10% Senior Notes due 2006, Loral Orion is prevented from paying dividends to us and is unlikely to pay any dividends in the foreseeable future.

We have suspended the payment of dividends on our preferred stock.

      In August 2002, our board of directors approved a plan to suspend indefinitely the future payment of dividends on our two series of preferred stock. Accordingly, we deferred the payment of quarterly dividends due on our Series C Preferred Stock on November 1, 2002, and the payment of quarterly dividends due on our Series D Preferred Stock on November 15, 2002. Dividends on the two series will continue to accrue. In the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the Series C Preferred Stock, holders of the majority of the outstanding Series C Preferred Stock will be entitled to elect two additional members to our board of directors. In the event accrued and unpaid dividends accumulate to an amount equal to six consecutive quarterly dividends on the Series D Preferred Stock, holders of the majority of the outstanding Series D Preferred will be entitled to elect two additional members to our board of directors. As of December 31, 2002, accrued and unpaid dividends of $3 million represented one quarterly dividend payment outstanding.

Operational Risks

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

      Failure of satellite components in space may result in damage to or loss of a satellite before the end of its expected life. In-orbit failure may result from various causes, some random, including component failure, loss of power or fuel, inability to maintain positioning of the satellite, solar and other astronomical events, and space debris. Satellites are carefully built and tested and have some redundant components to permit the continued operation of a satellite in case of a component failure. Due to the failure of primary components, certain of our satellites are currently operating using back-up components. If these back-up components fail and the primary components cannot be restored, these satellites could lose a significant amount of capacity or be total losses which, until replacement satellites are placed in-orbit, would result in our loss of revenues and profits. Repair of satellites in space is not feasible. Many factors affect the useful life of our satellites including fuel consumption, the quality of construction, degradation of solar panels and the durability of components.

      Although some failures may be covered in part by insurance, they may result in uninsured losses as well. For example, when Loral Skynet experienced the total loss of two satellites in 1994 and 1997 while under AT&T’s ownership, it suffered a substantial drop in its profits due to the loss of revenues. Moreover, we are required under the terms of our bank facilities to use the insurance proceeds from any launch or in-orbit failure of a satellite owned by Loral SpaceCom or Loral Satellite to prepay the bank loans, and as a result, these insurance proceeds would not be available to us to build a replacement for the lost satellite, which would result in an adverse effect on our future revenue.

      A loss of transponders on a satellite may have an adverse effect on us. Loral Skynet has in the past entered into prepaid leases, sales contracts and other arrangements relating to transponders on its satellites. Under the terms of these agreements, Loral Skynet continues to operate the satellites which carry the transponders and originally provided a warranty for a period of 10 to 14 years, in the case of sales contracts and other arrangements (19 transponders), and the lease term, in the case of the prepaid leases (six transponders). Depending on the contract, Loral Skynet may be required under its prepaid leases and sales contracts to replace transponders which do not meet operating specifications. Substantially all customers are entitled to a refund equal to the reimbursement value if there is no replacement, which is normally covered by insurance. In the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer. In the case of other arrangements, in the event of transponder failure where replacement capacity is not available on the satellite, one customer is not entitled to reimbursement, and the other customer’s reimbursement value is based on contractually prescribed amounts that decline over time.

Some of the satellites built by SS/L, including six satellites operated by subsidiaries or affiliates of Loral, have experienced operational problems with their solar arrays.

      Thirteen of the satellites built by SS/L and launched since 1997, six of which are owned and operated by our subsidiaries or affiliates, have experienced minor losses of power from their solar arrays. Although to date, neither we nor any of the customers using the affected satellites have experienced any degradation in performance, there can be no assurance that one or more of the affected satellites will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred and the number and type of use being made of transponders then in service. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities of the remaining transponders. A complete or partial loss of satellites could result in a loss of orbital incentive payments and, in the case of satellites owned by our subsidiaries and affiliates, a loss of revenues and profits. With respect to satellites under construction and construction of new satellites, based on its investigation of the matter, SS/L has identified and has implemented remedial measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, we believe that this matter will not have a material adverse effect on our consolidated financial position or results of operations.

It may be difficult to obtain full insurance coverage for satellites that have experienced problems in the past.

      While we have in the past, consistent with industry practice and the requirements in our debt agreements, typically obtained in-orbit insurance for our satellites, we cannot guarantee that, upon a policy’s expiration, we will be able to renew the insurance on terms acceptable to us, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. Telstar 10/Apstar IIR, manufactured by SS/L and owned by Loral Orion, has the same solar array configuration as two other 1300-class satellites manufactured by SS/L that have experienced solar array failures. SS/L believes that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, we do not believe that these anomalies will affect Telstar 10/Apstar IIR. The insurance coverage for Telstar 10/Apstar IIR provides for coverage of losses due to solar array failures only in the event of a capacity loss of 75% or more. Four other satellites owned by Loral Skynet and Loral Orion have the same solar array configuration as Telstar 10/Apstar IIR. There can be no assurance that the insurers will not require either exclusions of, or similar limitations on, coverage due to solar array failures in connection with renewals of insurance for these satellites in 2003 and 2004. An uninsured loss of a satellite would have a material adverse effect on our consolidated financial position and our results of operations.

      Some of Loral Orion’s bondholders have questioned whether this limitation is in compliance with the insurance covenant in the Loral Orion indenture. We believe that Loral Orion is in compliance with the covenant as properly interpreted. If, however, Loral Orion’s bondholders were to give notice of a default under the indenture because of such limitations, and a court ruled against Loral Orion on this matter, the maturity of Loral Orion’s 10% senior notes could be accelerated, and the bondholders could be able to call on our guarantee of Loral Orion’s senior notes.

We are faced with increased costs due to the recent trend in the insurance industry towards higher insurance premiums and shorter terms.

      We, like others in the satellite industry, are faced with significantly higher premiums on launch and in-orbit insurance, increasing thresholds in determining total losses for satellites in orbit and significantly shorter coverage periods than those that have been available in the past, which is due in part to the events of September 11, 2001. This development in the insurance industry has increased our cost of doing business. We intend to pass on some of the increased cost to our customers. There can be no assurance, however, that we will be able to do so. Insurance market conditions have historically been cyclical in nature. While we anticipate that these conditions will improve in the future, there can be no assurance that they will.

Our satellite services businesses compete for market share and customers; technological developments from competitors or others may reduce demand for our services.

      We face heavy competition in fixed satellite services from companies such as PanAmSat Corporation, SES Global and newly privatized organizations such as Intelsat and Eutelsat. Competition in this market may lower prices or result in reduced satellite fleet utilization, which may have an adverse effect on our consolidated financial position and our results of operations. We also face competition from fiber optic cable and other terrestrial delivery systems, which have a cost advantage in point-to-point applications. In addition, there is currently heightened competition among fixed satellite services providers as a result of an excess supply of transponders in the market, declining utilization by existing customers and lack of new customers entering the market. Moreover, we have recently experienced a higher rate of customer defaults than in previous years which trend, if it continues, will further increase the overcapacity in the market.

      Network services faces competition not only from other satellite-based providers, but also from providers of land-based data communications services, such as cable operators, digital subscriber line, or DSL, providers, wireless local loop providers and traditional telephone service providers. Network services will face continued price pressures from fiber companies competing for its Internet services.

      As land-based telecommunications services expand, demand for some satellite-based services may be reduced. New technology could render satellite-based services less competitive by satisfying consumer demand in other ways or through the use of incompatible standards. We also compete for local regulatory approval in places in which both we and a competitor may want to operate, and for scarce frequency assignments and fixed orbital positions.

A continued downturn in the satellite manufacturing market would materially and adversely affect us.

      The market for the satellite manufacturing business has been extremely weak. In 2002, only one new order was subject to a competitive bidding process of the seven satellite orders booked in the industry. This compares to approximately 25 to 30 awards across the industry in both 2001 and 2000. SS/L has not won an order for a new satellite since December 2001. As of December 31, 2002, SS/L’s funded backlog before intercompany eliminations was $763 million. If SS/L is not successful in obtaining a new satellite award in the near future, SS/L’s and our financial condition and results of operations would be materially and adversely affected.

SS/L’s contracts are subject to adjustments, cost overruns and termination.

      SS/L’s accounting for long-term contracts requires adjustments to profit and loss based on revised estimates during the performance of the contract. These adjustments may have a material effect on our consolidated financial position and our results of operations in the period in which they are made. The estimates giving rise to these risks, which are inherent in long-term, fixed-price contracts, include the forecasting of costs and schedules, contract revenues related to contract performance, including revenues from orbital incentives, and the potential for component obsolescence due to procurements long before assembly.

      SS/L’s major contracts are primarily firm fixed-price contracts. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract. While cost savings under these fixed-price contracts would result in gains to SS/L, cost increases would result in losses borne solely by SS/L. Under such contracts, SS/L may receive progress payments, or it may receive partial payments upon the occurrence of certain program milestones.

      Many of SS/L’s contracts and subcontracts may be terminated at will by the customer or the prime contractor. In the event of a termination at will, SS/L is normally entitled to recover the purchase price for delivered items, reimbursement for allowable costs for work in process and an allowance for profit or an adjustment for loss, depending on whether completion of performance would have resulted in a profit or loss. Such terminations may occur in the future.

      Some of SS/L’s customers are start-up companies, and there can be no assurance that these companies will be able to fulfill their payment obligations under their contracts with SS/L.

SS/L may not be able to monetize the Sirius Satellite Radio common stock that it received in exchange for its vendor financing receivable.

      As of December 31, 2002, SS/L had outstanding vendor financing receivables totaling $74 million, including accrued interest, due from Sirius Satellite Radio, which is currently in the process of rolling out its business. On March 7, 2003, Sirius completed its recapitalization plan. Under this plan, Sirius received $200 million in cash from third party investors and exchanged approximately $636 million of its debt and all of its $525 million of preferred stock into common stock. As part of this recapitalization, SS/L converted all of its vendor financing receivables into 58,964,981 shares of common stock of Sirius. Assuming favorable market conditions, SS/L intends to dispose of all or substantially all of its Sirius common stock over time. The value of the shares SS/L received based on the closing price of Sirius’ common stock on March 7, 2003 was $28 million. As of March 28, 2003, SS/L had realized net proceeds of $9 million from the sale of a portion of its Sirius common stock and the market value of its remaining Sirius common stock was approximately $28 million. There can be no assurance, however, that SS/L will be able to dispose of the remaining shares or what amount of proceeds SS/L will realize from any sales.

SS/L may forfeit payments from customers due to satellite failures or losses after launch or be liable for penalty payments under certain circumstances, and these losses may be uninsured.

      Some of SS/L’s satellite manufacturing contracts provide that some of the total price is payable as “incentive” payments earned over the life of the satellite. SS/L has in the past generally not insured for these payments and in fact may be prohibited from insuring these incentive payments under certain circumstances.

      SS/L records the present value of incentive payments as revenue during the construction period of the related satellite. SS/L generally receives the present value of these incentive payments if there is a launch failure or a failure is caused by customer error. SS/L forfeits some or all of these payments, however, if the loss is caused by satellite failure or as a result of its own error.

      Some of SS/L’s contracts call for in-orbit delivery, transferring the launch risk to SS/L. SS/L generally insures against that exposure. In addition, some of SS/L’s contracts provide that SS/L may be liable to a customer for penalty payments under certain circumstances, including upon late delivery. These payments are not insured by SS/L.

SS/L competes with large satellite manufacturers that have significant resources.

      In the manufacture of our satellites, we compete with very large well-capitalized companies, including several of the world’s largest satellite manufacturers, such as The Boeing Company, Lockheed Martin, Alcatel Space and Astrium. These companies have considerable financial resources which they may use to gain advantages in marketing and in technological innovation. Our and our subsidiaries’ overall financial condition and the amount of our and our subsidiaries’ outstanding debt, including SS/L, are factors that SS/L’s potential customers will consider prior to making a satellite procurement decision. SS/L’s success depends on its ability to respond to these financial concerns and perform on a cost-effective and timely basis.

SS/L is still awaiting approval from the State Department for the launch of Chinasat-8.

      On December 23, 1998, the Office of Defense Trade Controls, or ODTC, of the U.S. Department of State temporarily suspended a previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. In addition, SS/L was required to re-apply for new export licenses from the State Department to permit the launch of ChinaSat-8 on a Long March launch vehicle when the old export licenses issued by the Commerce Department, the agency that previously had jurisdiction over satellite licensing, expired in March 2000. On January 4, 2001, the ODTC, while not rejecting these license applications, notified SS/L that they were being returned without action. On January 9, 2002, we, SS/L and the United States Department of State entered into a consent agreement (the “Consent Agreement”) settling and disposing of all civil charges, penalties and sanctions associated with alleged violations by SS/L of the Arms Export Control Act and its implementing regulations. We recorded a $12 million charge in 2001 for the penalties associated with the Consent Agreement. The Consent Agreement provides that the State Department agrees, assuming our and SS/L’s faithful adherence to the terms of the Consent Agreement, and the Arms Export Control Act and its implementing regulations, that decisions concerning export licenses for the ChinaSat-8 spacecraft will be made on the basis of the security and foreign policy interests of the United States, including matters relating to U.S. relations with the People’s Republic of China, without reference to the State Department’s previously expressed concerns regarding SS/L’s reliability, which concerns are considered to be appropriately mitigated through the operation of various provisions of the Consent Agreement. Discussions between SS/L and the State Department regarding SS/L’s obtaining the approvals required for the launch of ChinaSat-8 are continuing.

      The launch of ChinaSat-8 has been delayed pending SS/L’s obtaining the approvals required for the launch. If ChinaSat were to terminate its contract with SS/L for ChinaSat-8 as a result of these delays, ChinaSat may seek a refund of $134 million for payments made to SS/L as well as penalties of up to $11 million. We do not believe that ChinaSat is entitled to such a refund or penalties and would vigorously contest any such claims by ChinaSat. A portion of the potential claim relates to amounts that were paid to a launch vehicle provider. To the extent that SS/L or ChinaSat is able to recover some or all of the $52 million deposit payment on the Chinese launch vehicle, this recovery would reduce the amount of any claim. SS/L believes that ChinaSat bears the risk of loss in the event that the deposit payments are not refunded by the launch vehicle provider. SS/L has commenced discussions with the launch vehicle provider to recover this deposit. There can be no assurance, however, that SS/L will be able either to obtain a refund from the launch provider or to find a replacement customer for the Chinese launch vehicle. If ChinaSat were to terminate the contract, SS/L estimates that it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer, which resale cannot be guaranteed.

We are subject to export controls, which may result in delays and additional costs.

      SS/L is required to obtain licenses and enter into technical assistance agreements, presently under the jurisdiction of the State Department, in connection with the export of satellites and related equipment, as well as disclosure of technical data to foreign persons. Due to the relationship between launch technology and missile technology, the U.S. government has limited, and is likely in the future to limit, launches from China and other foreign countries. Delays in obtaining the necessary licenses and technical assistance agreements have in the past resulted in, and may in the future result in, the delay of SS/L’s performance on its contracts which could result in the cancellation of contracts by its customers, the incurrence of penalties or the loss of incentive payments under these contracts.

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

      Our business is regulated by authorities in multiple jurisdictions, including the Federal Communications Commission, the International Telecommunication Union, or ITU, and the European Union. The following are some strategically important activities which are regulated and could be adversely affected by regulatory policies:

•	the expansion of Loral Skynet’s operations in the U.S. and foreign markets;

•	the manufacture, export and launch of satellites;

•	the expansion of Satmex’s Latin American business;

•	the operation of Europe*Star Limited;

•	the international network services offered by our fixed satellite services operations; and

•	the implementation of the business plan of XTAR, our joint venture with Hisdesat, which proposes to offer X-band services to government users.

      Regulatory authorities in the various jurisdictions in which we operate can modify, withdraw or impose charges or conditions upon, or deny or delay action on applications for, the licenses which we need, and so increase our costs. For example, Loral Skynet has an application pending with the FCC for authorization to use the C-Band frequency at 121 degrees W.L. in the U.S. using a non-U.S. ITU filing. Telstar 13, which is currently under construction, is scheduled for launch into this orbital slot in the second quarter of 2003. New Skies Satellites has asserted that its non-U.S. ITU filing at 120.8 degrees W.L. has date priority over Loral Skynet’s ITU filing and has filed comments with the FCC seeking to impose conditions on Loral Skynet’s use of the 121 degrees W.L. slot. Loral Skynet has opposed New Skies’ comments. Loral Skynet is continuing its international coordination of the 121 degrees W.L. slot. There can be no assurance, however, that coordination discussions will be successful or that the FCC will grant Loral Skynet’s application or grant the application without adding conditions that may constrain Loral Skynet’s operations at the 121 degrees W.L. slot. The regulatory process also requires potentially costly negotiations with third parties operating or intending to operate satellites at or near orbital locations where we place our satellites so that the frequencies of those other satellites do not interfere with our own. For example, as part of our coordination effort on Telstar 12, we agreed to provide four 54 MHz transponders on Telstar 12 to Eutelsat for the life of the satellite and have retained risk of loss with respect to those transponders. We also granted Eutelsat the right to acquire, at cost, four transponders on the next replacement satellite for Telstar 12. Moreover, as part of this international coordination process, we continue to conduct discussions with various administrations regarding Telstar 12’s operations at 15 degrees W.L. If these discussions are not successful, Telstar 12’s useable capacity may be reduced. We cannot guarantee successful frequency coordination for our satellites.

      Failure to successfully coordinate our satellites’ frequencies or to resolve other required regulatory approvals could have an adverse effect on our consolidated financial position and our results of operations.

We face risks in conducting business internationally.

      For the year ended December 31, 2002, approximately 46% of our revenue was generated from customers located outside of the United States. We could be harmed financially and operationally by changes in foreign regulations and telecommunications standards, tariffs or taxes and other trade barriers. Almost all of our contracts with foreign customers require payment in U.S. dollars, and customers in developing countries could have difficulty obtaining U.S. dollars to pay us due to currency exchange controls and other factors. Exchange rate fluctuations may adversely affect the ability of our customers to pay us in U.S. dollars. If we need to pursue legal remedies against our foreign business partners or customers, we may have to sue them abroad where it could be difficult for us to enforce our rights.

We share control of our affiliates with third parties.

      Third parties have significant ownership, voting and other rights in our affiliates. As a result, we do not have full control over management of these entities. The rights of these third parties and fiduciary duties under applicable law could result in others acting or omitting to act in ways that are not in our best interest. To the extent that these entities are or become customers of SS/L, these conflicts could become acute. For example:

•	Primary control of Satmex is vested in Mexican nationals, as required by Mexican law, subject to certain approval rights which we retain.

•	The Europe*Star Limited joint venture is under the control of Alcatel, subject to our right to approve certain matters, and any future joint ventures between Alcatel and us within the Loral Global Alliance will be controlled by the initiating party, subject to certain rights in favor of the non-initiating party.

•	Alcatel is an investor in CyberStar, L.P. and has certain minority protection rights in it.

•	Hisdesat enjoys certain approval rights in XTAR, our X-band venture.

•	Globalstar has filed for Chapter 11 bankruptcy protection, and is subject to the supervision of the bankruptcy court.

We rely on key personnel.

      We need highly qualified personnel. Except for Bernard L. Schwartz, our Chairman and Chief Executive Officer, none of our officers has an employment contract nor do we maintain “key man” life insurance. The departure of any of our key executives could have an adverse effect on our business.

Globalstar Matters

We have been sued in a number of purported class actions brought by our shareholders and security holders of Globalstar Telecommunications Limited and Globalstar.

      We have been named as a defendant in various lawsuits brought by securityholders of Globalstar Telecommunications Limited and Globalstar alleging controlling person liability in respect of certain statements made by GTL, Globalstar and their representatives. Our shareholders have also initiated various shareholder lawsuits alleging that material misstatements or omissions were made about our business and prospects as they relate to Globalstar. We will vigorously defend against any such claims or proceedings but may be responsible for damages awarded against us resulting from these proceedings and claims. Even if such claims are unsuccessful, such claims and proceedings could require us to spend money on litigation, divert management’s time, damage our reputation and depress the value of our equity. In addition, the insurers under Loral’s directors and officers liability insurance policy have denied coverage for the case filed by our shareholders under the policy and, on March 24, 2003, filed a lawsuit in the Supreme Court of New York County seeking a declaratory judgment upholding their coverage position. Loral believes that the insurers have wrongfully denied coverage and intends to defend against the denial vigorously.

Globalstar and certain of its general partner entities, including two of our subsidiaries, have filed for bankruptcy protection.

      We hold debt obligations in Globalstar. On February 15, 2002, Globalstar and certain of its direct subsidiaries filed voluntary bankruptcy petitions under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court for the District of Delaware. In other situations in the past, challenges have been initiated seeking subordination or recharacterization of debt held by an affiliate of an issuer. While we know of no reason why such a claim would prevail with respect to the debt we hold in Globalstar, there can be no assurance that such claims will not be made in Globalstar’s bankruptcy proceeding. If such claims were to prove successful, it will jeopardize the amount of equity interest we will ultimately receive in the new Globalstar company. Moreover, actions may be initiated in Globalstar’s bankruptcy proceeding seeking to characterize payments previously made by Globalstar to us prior to the filing date as preferential payments subject to repayment. We may also find ourselves subject to other claims brought by Globalstar creditors and securities holders, who may seek to impose liabilities on us as a result of our relationship with Globalstar. For instance, Globalstar’s creditors may seek to pierce the corporate veil in an attempt to recover Globalstar’s obligations owed to them that are recourse to our subsidiaries, which are general partners in Globalstar and have filed for bankruptcy protection. Globalstar’s cumulative partners’ deficit at December 31, 2002, was $3.2 billion. During the second quarter of 2002, we recovered a claim from a vendor on the Globalstar program. Globalstar or its creditors may assert a claim to some portion or all of this recovery. If so, we will vigorously dispute any such claim.

Globalstar may not be able to effect a successful reorganization.

      On February 25, 2003, Globalstar entered into, and on March 6, 2003, the Court approved, a debtor-in-possession credit agreement with Blue River Capital LLC, Columbia Ventures Corporation, ICO Investment Corp., Iridium Investors, LLC and Loeb Partners Corp. Pursuant to this debtor-in-possession credit agreement, these five lenders, of whom three are members of Globalstar’s official unsecured creditors’ committee, will make up to $10 million available to Globalstar on the terms and subject to the conditions set forth in the debtor-in-possession credit agreement. The Court also granted Globalstar’s motion to establish, and Globalstar has commenced, a process to find potential outside investors to help the company emerge from bankruptcy. There can be no assurance that Globalstar will be successful in finding such additional investors, that Globalstar and its creditors will be able to reach an agreement with any interested investors, that any proposed plan of reorganization for Globalstar will be approved by the bankruptcy court or that Globalstar will be successfully reorganized.

Litigation and Disputes

We and SS/L are currently involved in an arbitration proceeding with Alcatel, which may result in the payment of damages to Alcatel.

      SS/L was a party to an Operational Agreement with Alcatel Space Industries, pursuant to which the parties had agreed to cooperate on certain satellite programs, and an Alliance Agreement with Alcatel Space (together with Alcatel Space Industries, “Alcatel”), pursuant to which Alcatel had certain rights with respect to SS/L. The agreements between Alcatel and SS/L were terminable on one year’s notice, and, on February 22, 2001, we gave notice to Alcatel that they would expire on February 22, 2002. In April 2001,

Alcatel commenced an arbitration proceeding challenging the effectiveness of our notice of termination and asserting various alleged breaches of the agreements by SS/L relating to the exchange of information and other procedural or administrative matters. In February 2002, the arbitral tribunal issued a partial decision, which upheld the validity of our termination effective February 22, 2002 and Alcatel’s claims as to certain breaches. The partial decision was confirmed by the District Court for the Southern District of New York on June 25, 2002. The arbitral tribunal provided both parties with an opportunity to file any additional claims or counterclaims they had. In March 2002, Alcatel submitted additional claims against us and SS/L and is seeking at least $350 million in damages in respect of all of its claims. On January 27, 2003, we and SS/L received from the arbitral tribunal a partial decision on the additional claims and counterclaims. The arbitral tribunal ruled in favor of Alcatel on most of its claims alleging breaches of the Operational Agreement or Alliance Agreement and ruled against us and SS/L on the counterclaims. The arbitral tribunal set a schedule for further submissions by the parties and for hearings to be held in May and August 2003 to determine whether any of the breaches caused Alcatel to suffer injury and to determine the amount of damages, if any. If the arbitral tribunal finds that Alcatel has sustained significant damages, there could be a material adverse effect on our consolidated financial position and results of operations.

SS/L is currently involved in disputes with certain customers regarding satellites built or under construction by SS/L and with a launch provider, which may result in the payment of damages or refunds.

      In September 2001, the PAS 7 satellite built by SS/L for PanAmSat experienced an electrical power failure on its solar arrays that resulted in the loss of use of certain transponders on the satellite. As a result, PanAmSat has claimed that under its contract with SS/L it is entitled to be paid $16 million. SS/L disputes this claim and is in discussions with PanAmSat to resolve this matter. SS/L believes, however, that this failure is an isolated event and does not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, SS/L does not believe that this anomaly will affect other on-orbit satellites built by SS/L. Also, the PAS 8 satellite has experienced minor losses of power from its solar arrays, the cause of which is unrelated to the loss of power on the PAS 7 satellite. PanAmSat has claimed that under its contract with SS/L it is entitled to be paid $7.5 million as a result of these minor power losses. SS/L disputes this claim. SS/L and PanAmSat are in discussions to resolve this matter.

      SS/L has contracted to build a spot beam, Ka-band satellite for a customer planning to offer broadband data services directly to the consumer. SS/L had suspended work on this program since December 2001 while the customer and SS/L were in discussions to resolve a dispute under the contract. In March 2003, SS/L and the customer reached an agreement in principle to restart the satellite construction program. As of December 31, 2002, SS/L had billed and unbilled accounts receivable and vendor financing arrangements of $49 million with this customer. Under the agreement, which is subject to documentation in definitive amendments to their contract, the customer will pay, subject to its receipt of a proposed third party equity investment, the remainder of the purchase price under the contract of $68.1 million (including $49 million owed to SS/L at December 31, 2002) in installments over time, a portion of which will be due subsequent to completion of the satellite.

      SS/L has entered into several long-term launch services agreements with various launch providers to secure future launches for its customers, including us and our affiliates. Through the assignment of satellites to launch vehicles and refunds, SS/L has reduced its launch deposits by $87 million for the year ended December 31, 2002. Nonetheless, SS/L may, as a result of current market conditions, cancel some of the launchers to which it has committed. SS/L had launch services agreements with International Launch Services (“ILS”) which covered three launches. In November 2002, SS/L terminated one of those future launches, which had a termination liability equal to SS/L’s deposit of $5 million. Subsequently, SS/L received a letter from ILS alleging SS/L’s breach of the agreements, purporting to terminate all three launches and asserting a right to retain $42.5 million in deposits, without prejudice to any other legal claims or remedies. Despite ILS’s termination of all three launches, to protect its interest SS/L also terminated a second launch, which had a termination liability equal to its deposit of $5 million, and SS/L has recognized a non-cash charge to earnings of $10 million with respect to the two terminated launches. SS/L believes that

ILS’s claims are without merit and intends to defend against them vigorously and to seek recovery of its deposits and termination liabilities. We do not believe that this matter will have a material adverse effect on our consolidated financial position and its results of operations, although no assurances can be provided.

We are currently involved in a dispute with National Telecom of India Ltd. which may result in the payment of damages.

      On October 21, 2002, National Telecom of India Ltd. (“Natelco”) filed suit against us and Loral CyberStar in the United States District Court for the Southern District of New York. The suit relates to a joint venture agreement entered into in 1998 between Natelco and ONS Mauritius, Ltd., a subsidiary of Loral CyberStar, the effectiveness of which was subject to express conditions precedent. In 1999, ONS Mauritius had notified Natelco that Natelco had failed to satisfy those conditions precedent. In Natelco’s amended complaint filed in March 2003, Natelco has alleged wrongful termination of the joint venture agreement, has asserted claims for breach of contract and fraud in the inducement and is seeking damages and expenses in the amount of $97 million. We believe that the claims are without merit and intend to vigorously defend against them.

Other Matters

Our common stock could be de-listed by the New York Stock Exchange.

      Under the New York Stock Exchange (“NYSE”) criteria for continued listing, the NYSE will normally give consideration to de-listing a company’s stock when the average closing price of the stock is less than $1.00 over a consecutive 30-trading day period. The average closing price of our common stock was less than $1.00 for 30 consecutive trading days, and, on August 22, 2002, we received notice from the NYSE that our stock price was below the NYSE’s price criteria. If we are unable to cure this deficiency, our common stock could be de-listed from the NYSE. De-listing of our common stock by the NYSE could result in a material adverse effect on the liquidity of our shares, have an adverse effect on the trading value and impair our ability to raise funds in the capital markets.

      The NYSE has informed us that price is the only criteria for listing that we do not currently meet. We have notified the NYSE of our intent to cure this deficiency. The NYSE’s rules provide for a six-month period from receipt of notice from the NYSE to cure this deficiency. In the event the actions we take to cure the deficiency require shareholder approval, the six-month cure period will be extended until after our next annual shareholders’ meeting currently scheduled to take place on May 29, 2003. We plan on seeking shareholder approval to implement a reverse stock split at our annual meeting, in order to, among other things, restore our compliance with NYSE share price requirements. We believe (although there can be no assurance) that we will be able to cure this deficiency within this time frame.

The market for our shares could be adversely affected by future issuances of significant amounts of our common stock.

      Issuances of significant amounts of our common stock, or the perception that those issuances could happen, could adversely affect the market for, and the trading price of, our common stock.

      As of December 31, 2002, 429,086,002 shares of our common stock were outstanding. As of December 31, 2002, there were options for 42,848,837 shares of common stock outstanding on such date, of which options for 25,556,056 shares were immediately exercisable and of which outstanding options for 33,000 shares of common stock had an exercise price that is below the current price of our common stock. The foregoing excludes the effect of our exchange offer for certain of our outstanding stock options completed on March 7, 2003. In connection with this exchange offer, we accepted and cancelled existing stock options to purchase an aggregate of 14,884,403 shares of common stock that were tendered in the exchange offer and agreed to grant in exchange new stock options to purchase an aggregate of 6,021,488 shares of common stock. The new options will be granted, subject to the terms and conditions of the exchange offer, on September 8, 2003, and will have an exercise price per share equal to the fair market value of the common stock on the date of grant.

      In addition, as of December 31, 2002, there were warrants outstanding that were exercisable for 6,172,255 shares of common stock, 3,745,485 shares of Series C Preferred Stock that were convertible by their terms into 9,363,713 shares of common stock and 734,135 shares of Series D Preferred Stock that were convertible by their terms into 1,851,044 shares of common stock. Additionally, we have the option to make mandatory redemption payments due on our shares of preferred stock in cash, shares of common stock, or a combination of the two. These mandatory redemption payments are due in 2006 for the Series C Preferred Stock and in 2007 for the Series D Preferred Stock. The exact number of shares of our common stock that may be issued on a mandatory redemption date cannot be determined at this time. That number will depend on a number of factors not known today, such as the price of our common stock and the number of shares of our preferred stock outstanding at that time.

The price of our common stock is depressed and may not recover.

      The price of our common stock has declined significantly in recent years and is currently trading at or near its all-time low price. There can be no assurance that this price will recover, nor can there be any assurance that any measures employed by us to satisfy the NYSE’s continued listing criteria will successfully increase the stock price in constant dollar terms. Many things that we cannot predict or control may cause sudden changes in the price of our common stock. Risks associated with the deployment and operation of satellite systems, in particular, may cause sudden changes in the price of our common stock.

The rights of shareholders under Bermuda law are different from the rights of shareholders under U.S. law.

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

Item 2.     Properties

      The Company leases approximately 51,000 square feet for its corporate offices in New York and 8,000 square feet in Washington, D.C. The Company also maintains office space, manufacturing and telemetry, tracking and control facilities primarily in the United States.

     Fixed Satellite Services

      Loral Skynet owns three telemetry, tracking and control stations covering approximately 66,000 square feet on 212 acres in Hawley, Pennsylvania and Three Peaks, California and on three leased acres in Richmond, California. It also leases two telemetry, tracking and control stations covering approximately 11,000 square feet in Rio de Janeiro, Brazil and Utive, Panama. Loral Skynet also leases approximately 68,000 square feet of office space in Bedminster, New Jersey and Tinton Falls, New Jersey and 5,000 square feet worldwide.

      Loral CyberStar owns seven acres of land including 8,000 square feet of office space in Mt. Jackson, Virginia and leases approximately 77,000 square feet of office space and three acres of land worldwide.

     Satellite Manufacturing and Technology

      SS/L’s research, production and testing are carried on in SS/L-owned facilities covering approximately 562,000 square feet on 28 acres in Palo Alto, California. In addition, SS/L leases approximately 823,000 square feet of space on 38 acres from various third parties primarily in Palo Alto, Menlo Park, and Mountain View, California.

      Management believes that the facilities are sufficient for its current operations.

Item 3.     Legal Proceedings

      Consent Agreement. On January 9, 2002, The Company, SS/L and the United States Department of State entered into a consent agreement (the “Consent Agreement”) settling and disposing of all civil charges, penalties and sanctions associated with alleged violations by SS/L of the Arms Export Control Act and its implementing regulations. The Company recorded a $12 million charge in 2001 for the penalties associated with the Consent Agreement. The Consent Agreement provides that the State Department agrees, assuming the Company’s and SS/L’s faithful adherence to the terms of the Consent Agreement, and the Arms Export Control Act and its implementing regulations, that decisions concerning export licenses for the ChinaSat-8 spacecraft will be made on the basis of the security and foreign policy interests of the United States, including matters relating to U.S. relations with the People’s Republic of China, without reference to the State Department’s previously expressed concerns regarding SS/L’s reliability, which concerns are considered to be appropriately mitigated through the operation of various provisions of the Consent Agreement. Discussions between SS/L and the State Department regarding SS/L’s obtaining the approvals required for the launch of ChinaSat-8 are continuing.

      Alcatel Arbitration. SS/L was a party to an Operational Agreement with Alcatel Space Industries, pursuant to which the parties had agreed to cooperate on certain satellite programs, and an Alliance Agreement with Alcatel Space (together with Alcatel Space Industries, Alcatel) pursuant to which Alcatel had certain rights with respect to SS/L. The agreements between Alcatel and SS/L were terminable on one year’s notice, and, on February 22, 2001, Loral gave notice to Alcatel that they would expire on February 22, 2002. In April 2001, Alcatel commenced an arbitration proceeding challenging the effectiveness of Loral’s notice of termination and asserting various alleged breaches of the agreements by SS/L relating to the exchange of information and other procedural or administrative matters. In February 2002, the arbitral tribunal issued a partial decision, which upheld the validity of Loral’s termination effective February 22, 2002 and Alcatel’s claims as to certain breaches. The partial decision was confirmed by the District Court for the Southern District of New York on June 25, 2002. The arbitral tribunal provided both parties with an opportunity to file any additional claims or counterclaims they had. In March 2002, Alcatel submitted additional claims against Loral and SS/L and is seeking at least $350 million in damages in respect of all of its claims. On January 27, 2003, Loral and SS/L received from the arbitral tribunal a partial decision on the additional claims and counterclaims. The arbitral tribunal ruled in favor of Alcatel on most of its claims alleging breaches of the Operational Agreement or Alliance Agreement and ruled against Loral and SS/L on the counterclaims. The arbitral tribunal set a schedule for further submissions by the parties and for hearings to be held in May and August 2003 to determine whether any of the breaches caused Alcatel to suffer injury and to determine the amount of damages, if any. If the arbitral tribunal finds that Alcatel has sustained significant damages, there could be a material adverse effect on Loral’s consolidated financial position and results of operations.

      Globalstar Related Matters. On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited (“GTL”) and Globalstar, L.P. (“Globalstar”) against GTL, Loral Space & Communications Ltd. (“Loral”), Bernard L. Schwartz and other defendants were consolidated into one action titled In re: Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation, Loral and Bernard L. Schwartz alleging (a) that all defendants (except Loral) violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar’s business and prospects, (b) that defendants Loral and Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of Globalstar, (c) that defendants GTL and Schwartz are liable under Section 11 of the Securities Act of 1933 (the “Securities Act”) for untrue statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Loral and Schwartz are secondarily liable under Section 15 of the Securities

Act for GTL’s primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related or affiliated therewith. Loral and Mr. Schwartz have filed a motion to dismiss the amended complaint in its entirety as to Loral and Mr. Schwartz, which motion is pending before the court. Loral believes that it has meritorious defenses to this class action lawsuit and intends to pursue them vigorously.

      On March 2, 2002, the seven separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of common stock of Loral Space & Communications Ltd. (“Loral”) against Loral, Bernard L. Schwartz and Richard Townsend were consolidated into one action titled In re: Loral Space & Communications Ltd. Securities Litigation. On May 6, 2002, plaintiffs in the consolidated action filed a consolidated amended class action complaint alleging (a) that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by making material misstatements or failing to state material facts about Loral’s financial condition and its investment in Globalstar and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related or affiliated therewith. Loral and Messrs. Schwartz and Townsend have filed a motion to dismiss the complaint in its entirety, which motion is pending before the court. Loral believes that it has meritorious defenses to this class action lawsuit and intends to pursue them vigorously. In addition, the insurers under Loral’s directors and officers liability insurance policy have denied coverage for the case filed by Loral shareholders under the policy and, on March 24, 2003, filed a lawsuit in the Supreme Court of New York County seeking a declaratory judgment upholding their coverage position. Loral believes that the insurers have wrongfully denied coverage and intends to defend against the denial vigorously.

      Natelco. On October 21, 2002, National Telecom of India Ltd. (“Natelco”) filed suit against Loral and Loral CyberStar in the United States District Court for the Southern District of New York. The suit relates to a joint venture agreement entered into in 1998 between Natelco and ONS Mauritius, Ltd., a subsidiary of Loral CyberStar, the effectiveness of which was subject to express conditions precedent. In 1999, ONS Mauritius had notified Natelco that Natelco had failed to satisfy those conditions precedent. In Natelco’s amended complaint filed in March 2003, Natelco has alleged wrongful termination of the joint venture agreement, has asserted claims for breach of contract and fraud in the inducement, and is seeking damages and expenses in the amount of $97 million. Loral believes that the claims are without merit and intends to vigorously defend against them.

      Environmental Regulation. The Company’s operations are subject to regulation by various federal, state and local agencies concerned with environmental control. The Company believes that its facilities are in substantial compliance with all existing federal, state and local environmental regulations. With regard to certain sites, environmental remediation is being performed by prior owners who retained liability for such remediation arising from occurrences during their period of ownership. To date, these prior owners have been fulfilling such obligations and the size and current financial condition of the prior owners make it probable that they will be able to complete their remediation obligations without cost to the Company.

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

PART II

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

(a) Market Price and Dividend Information

      The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol LOR. The following table presents the reported high and low sales prices of the Company’s common stock as reported on the NYSE:

	High	Low

Year ended December 31, 2002
Quarter ended December 31, 2002	$0.70	$0.23
Quarter ended September 30, 2002	1.08	0.22
Quarter ended June 30, 2002	2.44	0.91
Quarter ended March 31, 2002	3.27	1.80
Year ended December 31, 2001
Quarter ended December 31, 2001	3.10	1.10
Quarter ended September 30, 2001	2.90	1.25
Quarter ended June 30, 2001	3.55	1.03
Quarter ended March 31, 2001	6.34	2.10

      The Company does not currently anticipate paying any dividends or distributions on its common stock, on its 6% Series C Convertible Redeemable Preferred Stock (the “Series C Preferred Stock”) or on its 6% Series D Convertible Redeemable Preferred Stock (the “Series D Preferred Stock”). Loral’s indenture relating to its 9.5% senior notes imposes limitations on Loral’s ability to pay dividends to its shareholders. Moreover, the guarantee provided by Loral in favor of the Loral Satellite lenders prohibits Loral from making any dividends on its capital stock, other than in shares of its common stock. The credit facilities maintained by the Company’s two principal operating subsidiaries, Loral SpaceCom Corporation and Loral Satellite, Inc., restrict the ability of these companies to transfer cash or pay dividends to its parent (see Note 8 to Loral’s consolidated financial statements). Loral Orion’s indenture relating to its new senior notes also contains restrictions on Loral Orion’s ability to make dividend payments to its parent.

(b) Approximate Number of Holders of Common Stock

      At February 28, 2003, there were 6,505 holders of record of the Company’s common stock.

Item 6.     Selected Financial Data

      The following consolidated selected financial data has been derived from, and should be read in conjunction with, the related consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD.

(in thousands, except per share data)

	Years ended December 31,

	2002		2001	2000		1999	1998(1)

Statement of operations data:
Revenues	$1,098,425		$1,069,575	$1,224,111		$1,457,720	$1,301,702
Operating loss	(82,029)		(5,228)	(86,086)		(62,263)	(33,780)
Loss before income taxes, equity in net losses of affiliates, minority interest, Globalstar related impairment charges and cumulative effect of change in accounting principle	(147,354)		(126,333)	(56,843)		(62,138)	(25,628)
Income tax (provision) benefit	(355,042	) (2)	(2,170)	(9,375)		32,516	3,871
Loss before equity in net losses of affiliates, minority interest, Globalstar related impairment charges and cumulative effect of change in accounting principle	(502,396)		(128,503)	(66,218)		(29,622)	(21,757)
Equity in net losses of affiliates, net of taxes(3)	(76,280)		(66,677)	(1,294,910	) (4)	(177,819)	(120,417)
Globalstar related impairment charges, net of taxes	—		—	(112,241	) (4)	—	—
Loss before cumulative effect of change in accounting principle	(578,902)		(194,719)	(1,469,678)		(201,916)	(138,798)
Cumulative effect of change in accounting principle, net of taxes	(890,309)		(1,741)	—		—	—
Net loss	(1,469,211)		(196,460)	(1,469,678)		(201,916)	(138,798)
Preferred dividends and accretion	(89,186)		(80,743)	(67,528)		(44,728)	(46,425)
Net loss applicable to common stockholders	(1,558,397)		(277,203)	(1,537,206)		(246,644)	(185,223)
Basic and diluted loss per share:
Before cumulative effect of change in accounting principle	$(1.79)		$(0.86)	$(5.20)		$(0.85)	$(0.68)
Cumulative effect of change in accounting principle	(2.39)		—	—		—	—

Loss per share	$(4.18)		$(0.86)	$(5.20)		$(0.85)	$(0.68)

Other data:
Deficiency of earnings to cover fixed charges	$266,356		$230,173	$141,453		$191,075	$132,178
Cash flow data:
Provided by (used in) operating activities	$194,827		$170,481	$259,096		$(6,933)	$86,795
Used in investing activities	(138,824)		(248,672)	(377,780)		(679,005)	(555,613)
Provided by (used in) equity transactions	(32,737)		(35,687)	352,415		(24,633)	589,187
(Used in) provided by financing transactions	(117,279)		(120,218)	(79,551)		403,664	199,856
Dividends paid per common share	—		—	—		—	—

	December 31,

	2002(2)	2001(5)	2000(4)	1999	1998(1)

Balance sheet data:
Cash and cash equivalents	$65,936	$159,949	$394,045	$239,865	$546,772
Total assets	2,692,802	4,426,187	4,692,082	5,610,421	5,229,215
Debt, including current portion	2,244,525	2,363,141	2,456,844	1,999,322	1,555,775
Non-current liabilities and minority interest	348,178	264,277	251,247	252,052	231,384
Convertible redeemable preferred stock	125,081	—	—	—	—
Shareholders’ (deficit) equity	(354,227)	1,350,868	1,586,388	2,750,664	2,935,721

(1)	On March 20, 1998, Loral acquired all of the outstanding stock of Loral Orion, formerly Loral CyberStar, in exchange for common stock of Loral. The 1998 financial information includes Loral Orion commencing from April 1, 1998.

(2)	Includes the increase in the deferred tax valuation allowance based upon management’s assessment during the fourth quarter of 2002, which concluded that due to insufficient positive evidence substantiating recoverability of the Company’s loss carryforwards and other deferred tax assets, the valuation allowance should be increased by $390.4 million to a balance of $576.5 million (see Note 9 to the consolidated financial statements).

(3)	The Company’s principal affiliates are Satmex, Europe*Star since December 1998 and XTAR since July 2001. Loral also has investments in Globalstar and other ventures, which are accounted for under the equity method.

(4)	The results of operations for 2000 includes Loral’s share of Globalstar’s related equity losses and after-tax impairment charges of approximately $1.29 billion (approximately $1.6 billion on a pre-tax basis), which is included in equity in net loss of affiliates and after-tax impairment charges of $112 million ($125 million pre-tax) relating to Loral’s investments in and advances to Globalstar service provider partnerships.

(5)	On December 21, 2001, Loral Orion completed exchange offers and consent solicitations by issuing $613 million principal amount of new senior notes guaranteed by Loral and 6.04 million five year warrants to purchase Loral common stock in exchange for a total of $841 million principal amount of Loral Orion senior notes due 2007 and senior discount notes due 2007.

Item 7.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

      Except for the historical information contained herein, the matters discussed in the following Management’s Discussion and Analysis of Results of Operations and Financial Condition of Loral Space & Communications Ltd. and its subsidiaries (“Loral” or the “Company”) are not historical facts, but are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, the Company or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of the Company. These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” “anticipates,” “estimates,” “project,” “intend,” or “outlook” or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involves risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond the Company’s control. Some of the factors and conditions that could affect the outcome of forward-looking statements relate to (i) the Company’s financial structure, (ii) Globalstar matters, (iii) litigation and disputes, (iv) operational risks and (v) other matters. For a detailed discussion of these factors and conditions, please refer to the section of this Annual Report on Form 10-K titled “Certain Factors that May Affect Future Results” beginning on page 13 and to the other periodic reports filed with the SEC by Loral, our wholly owned subsidiary Loral Orion, Inc. (“Loral Orion”), formerly known as Loral CyberStar, Inc., and the Company’s affiliate Satelites de Mexico, S.A. de C.V. (“Satmex”). In addition, we caution you that the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control. The Company undertakes no obligation to update any forward-looking statements.

      Loral is one of the world’s leading satellite communications companies with substantial activities in satellite-based communications services and satellite manufacturing. In the fourth quarter of 2002, Loral reorganized into two operating businesses in connection with Loral’s integration of the operation and management of its data business (conducted by Loral CyberStar, Inc. and CyberStar, L.P.) into its FSS business, managed and operated by Loral Skynet:

Fixed Satellite Services (“FSS”): Loral leases transponder capacity to customers for various applications, including television and cable broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television (“DTH”) and provides satellite telemetry, tracking and control services (“TT&C”). Loral also provides network services such as managed communications networks, Internet and intranet services, business television and business media services to its customers.

Satellite Manufacturing and Technology: Loral designs and manufactures satellites and space systems and develops satellite technology for a broad variety of customers and applications through Space Systems/ Loral (“SS/ L”).

Consolidated Operating Results

      In evaluating financial performance, management uses revenue and operating income/loss before depreciation and amortization, including amortization of unearned stock compensation (“EBITDA”) as a measure of a segment’s profit or loss. The following discussion of revenues and EBITDA reflects the results of Loral’s operating businesses for 2002, 2001 and 2000. See Note 16 to Loral’s consolidated financial statements for additional information on segment results. The remainder of the discussion relates to the consolidated results of Loral, unless otherwise noted.

Revenues:

	Years ended December 31,

	2002	2001	2000

	(in millions)
Fixed satellite services	$395.4	$464.2	$421.2
Satellite manufacturing and technology	853.1	814.8	1,002.3

Segment revenues	1,248.5	1,279.0	1,423.5
Eliminations(1)	(150.1)	(209.4)	(199.4)

Revenues as reported(2)	$1,098.4	$1,069.6	$1,224.1

EBITDA(3):

	Years ended December 31,

	2002	2001	2000

	(in millions)
Fixed satellite services(4)	$219.9	$263.4	$153.4
Satellite manufacturing and technology(5)	(18.6)	24.2	35.5
Corporate expenses(6)	(36.8)	(37.5)	(44.4)

Segment EBITDA before eliminations	164.5	250.1	144.5
Eliminations(1)	(59.5)	(27.5)	(14.3)

EBITDA as reported	105.0	222.6	130.2
Depreciation and amortization	187.0	227.8	216.3

Operating loss	$82.0	$5.2	$86.1

(1)	Represents the elimination of intercompany sales and EBITDA, primarily for satellites under construction by SS/L for wholly owned subsidiaries; and the adjustment required to EBITDA to conform the basis of accounting used by the satellite manufacturing and technology segment from that applicable to government contracts to U.S. generally accepted accounting principles for commercial contracts(see Note 16 to the consolidated financial statements).

(2)	Includes revenues from affiliates of $85.9 million, $100.9 million and $161.7 million in 2002, 2001 and 2000, respectively.

(3)	EBITDA (which is equivalent to operating income/loss before depreciation and amortization, including amortization of unearned stock compensation) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral’s operating results. EBITDA is not an alternative to net income as an indicator of a company’s operating performance, or cash flow from operations as a measure of a company’s liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

(4)	The year ended December 31, 2000 includes $22 million of investment in broadband activities.

(5)	Satellite manufacturing and technology EBITDA includes charges of $69 million in 2002 for valuation allowances recorded on SS/L-provided vendor financings (in connection with advances related to Europe*Star and an agreement reached with a customer to convert vendor financing receivables into the customer’s equity), $12 million in 2001 for obligations to the U.S. government to settle a case relating to export controls and $77 million in 2000 relating to increased costs for manufacturing delays and customer contract issues.

(6)	Represents corporate expenses incurred in support of the Company’s operations.

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

Revenue recognition

      The majority of Loral’s satellite manufacturing and technology revenue is associated with long-term fixed-price contracts and revenue and profit from satellite sales under these long-term contracts are recognized using the cost-to-cost percentage of completion method, which requires significant estimates. Loral uses this method because reasonably dependable estimates can be made based on historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates include forecasts of costs and schedules, estimating contract revenue related to contract performance (including estimated amounts for penalties, performance incentives and orbital incentives that will be received as the satellite performs on orbit) and the potential for component obsolescence in connection with long-term procurements. These estimates are assessed continually during the term of the contract and revisions in estimates are reflected in the period in which the conditions that require the revision become known. Provisions for losses on contracts are recorded when estimates determine that a loss will be incurred on a contract at completion. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract; accordingly, favorable changes in estimates in a period will result in additional revenue and profit and unfavorable changes in estimates will result in a reduction of revenue and profit or the recording of a loss that will be borne solely by Loral.

Depreciation

      Depreciation is provided for on the straight-line method for satellites over the estimated useful life of the satellite, which is determined by engineering analyses performed at the in-service date and re-evaluated periodically. A decrease in the useful life of a satellite would result in increased depreciation expense.

Receivables and vendor financing

      Loral is required to estimate the collectibility of its billed receivables and vendor financing. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. Provisions for bad debts and vendor financings during 2002, 2001, and 2000 were $73.5 million, $3.8 million, and $11.5 million, respectively. At December 31, 2002 and 2001, billed receivables of $92.6 million and $198.1 million, respectively, were net of allowances for doubtful accounts of $7.0 million and $4.3 million, respectively. Vendor financing receivables were $60.4 million at December 31, 2002, after valuation allowances of $69 million in 2002 on vendor financings in connection with advances related to Europe*Star and an agreement reached with Sirius Satellite Radio, Inc. (“Sirius”) to convert vendor financing receivables into Sirius common stock. Vendor financing receivables were $89.6 million at December 31, 2001. Additionally, the Company has vendor financing receivables from Globalstar of $250 million, which have been fully reserved for. Loral evaluates specific accounts when it becomes aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial condition, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to Loral and re-evaluated periodically. A significant increase in the allowance has been recorded in 2002, and may occur in the future due to the market environment.

Inventories

      Inventory is reviewed for estimated obsolescence or unusable items and if appropriate, is written down to the net realizable value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Such adjustments are considered permanent adjustments to the cost basis of the inventory. Provisions for inventory obsolescence during 2002, 2001, and 2000 were $14.0 million, $5.9 million, and $4.9 million, respectively. At December 31, 2002 and 2001, inventory of $95.7 million and $98.2 million, respectively, was net of provisions for obsolescence of $31.8 million and $29.9 million, respectively.

Taxation

      Loral, as a Bermuda company, is subject to U.S. federal, state and local income taxation at regular corporate rates on any income that is effectively connected with the conduct of a U.S. trade or business. When such income is deemed removed from the U.S. business, it is subject to an additional 30% “branch profits” tax. While any portion of Loral’s income from sources outside the United States may also be subject to taxation by foreign countries, the extent to which these countries may require Loral to pay tax or to make payments in lieu of tax cannot be determined in advance. From its inception, Loral has not received any cumulative benefit as a result of being established in Bermuda because of substantial losses incurred outside the U.S. Loral’s U.S. subsidiaries are subject to U.S. taxes on their worldwide income. In addition, a 30% U.S. withholding tax will be imposed on dividends and interest paid by such subsidiaries to Loral.

      The Company uses the liability method in accounting for taxes whereby income taxes are recognized during the year in which transactions enter into the determination of financial statement income or loss. Deferred taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying statutory tax rates in effect for the year during which the differences are expected to reverse. The Company assesses the recoverability of its deferred tax assets and, based upon this analysis, records a valuation allowance against the deferred tax assets to the extent recoverability does not satisfy the “more likely than not” recognition criteria in SFAS No. 109.

      Based upon this analysis, management concluded during the fourth quarter of 2002 that, due to insufficient positive evidence substantiating recoverability, the valuation allowance should be increased by $390.4 million to a balance of $576.5 million. Of this net increase, $31.9 million represented deferred tax assets applied directly to shareholders’ equity for other comprehensive income items, net, $18.7 million primarily related to the cumulative effect of a change in accounting principles on the adoption of SFAS 142 and $55.9 million represented a reduction to the allowance which was applied directly against the deferred tax asset. The balance of $395.7 million was charged to the 2002 results, resulting in a net income tax provision of $355.0 million. As of December 31, 2002, a valuation allowance has been established for the entire balance of the Company’s net deferred tax assets.

      The Company will maintain the valuation allowance until sufficient positive evidence exists to support reversal of the reserve. Until such time, we expect to report no tax provision net of valuation allowance adjustments, except for potential alternative minimum taxes and minor state, local and foreign tax provisions. When the Company determines that it will be able to realize all or a part of the benefit from its deferred tax assets, reversal of the valuation allowance will increase income in the period such determination is made.

Pension and other employee benefits

      The Company maintains a pension plan and a supplemental retirement plan. These plans are defined benefit pension plans. In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees and dependents. These pension and other employee benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate and expected long-term rate of return on plan assets. Material changes in these pension and other employee benefit costs may occur in the future due to changes in these assumptions, as well as our actual experience.

      The discount rate is subject to change each year, consistent with changes in applicable high-quality long-term corporate bond indices, such as the Moody’s AA Corporate Bond Index. The discount rate determined on this basis was 6.75% as of December 31, 2002, a decline of 75 basis points from December 31, 2001. This had the effect of increasing the Company’s accumulated benefit obligations (“ABO”) for pensions by $21.4 million and for other employee benefits by $6.5 million as of December 31, 2002.

      The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the projected benefit obligation for the plans, the asset mix of the plans and the fact that the plan assets are actively managed to mitigate risk. The assumed allocation of the Company’s pension plan assets is 60% in equity investments and 40% in fixed income investments. Based on this target allocation, the fifteen year historical return of the Company’s investment managers has been 11.2%. The Company is currently reviewing its asset allocation, but believes that its long-term asset allocation will approximate 60% in equity investments and 40% in fixed income investments. The expected long-term rate of return on plan assets determined on this basis was 9.0% as of December 31, 2002, a decline of 50 basis points from December 31, 2001.

      These pension and other employee costs are expected to increase to approximately $30 million in 2003 from $14 million in 2002 primarily due to the rate assumption changes and actual asset performance. Although actual asset performance was below expectations over the past several years, actual performance of the plan since its inception in 1996 has exceeded the Company’s related benchmarks, such as the Standard & Poors 500 U.S. Large Cap Index. Lowering the discount rate by 0.5% would have increased these pensions and other employee benefits costs by approximately $2.3 million in 2002. Lowering the expected long-term rate of return on pension plan assets by 0.5% would have increased these pensions and other employee benefits costs by $1.2 million in 2002. The Company expects to have a cash requirement of approximately $5 million for these pension and other employee benefit plans in 2003, consistent with prior years.

      The ABO for the pension plan exceeded the fair value of plan assets at December 31, 2002 (the “unfunded ABO”). This was primarily due to the negative returns on the pension funds as a result of the overall decline in the equity markets, and a decline in the discount rate used to estimate the pension liability as a result of declining interest rates. Therefore, the Company was required to establish a minimum liability and record a $65 million charge to equity for the unfunded ABO, to the extent not already reflected as a liability. The ABO was measured using a discount rate of 6.75% as of December 31, 2002. Lowering the discount rate by 0.50% would have increased the ABO and the resulting minimum liability and charge to equity by approximately $14 million. Market conditions and interest rates significantly impact future assets and liabilities of the Company’s pension plans, and this charge to equity will be revalued in the future based upon plan assets and the measurement of plan obligations which is completed at the end of each fiscal year.

     Contingencies

      Contingencies by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss, if any. The most important contingencies affecting our financial statements are detailed below under Commitments and Contingencies.

2002 Compared with 2001

      Revenues as reported for Loral’s operating businesses remained steady at $1.1 billion in 2002 and 2001, after eliminations of $150 million in 2002 and $209 million in 2001. In 2002, SS/ L revenues were higher primarily resulting from the timing of work performed and costs incurred on satellite backlog programs under the percentage of completion method. This was offset by lower FSS revenues which was primarily due to a decrease in volume and prices resulting from the global economic downturn, which has caused a delay in demand for new telecommunications applications and services. SS/ L’s revenues from Loral Skynet decreased in 2002 as the satellites under construction neared completion.

      EBITDA as reported for Loral’s operating businesses was $105 million in 2002 as compared to $223 million in 2001, after eliminations of $60 million in 2002 and $28 million in 2001. The decrease in 2002 as compared to 2001 was primarily due to lower FSS revenues offset by reduced costs from streamlining operations and lower SS/L EBITDA. SS/L’s decline was primarily due to valuation allowances of $69 million recorded on SS/L-provided vendor financings (in connection with advances related to Europe*Star and an agreement reached with Sirius to convert vendor financing receivables into Sirius’ equity), which was mitigated by overall improved satellite program performance, reduced costs and the effects of the recovery of a claim from a vendor. Intercompany eliminations primarily relating to SS/ L’s construction of satellites for Loral Skynet, increased significantly in 2002 primarily due to higher amounts of general and administrative costs incurred on intercompany programs (see Note 16 to the consolidated financial statements).

      Depreciation and amortization was $187 million in 2002 and $228 million in 2001. In 2002, amortization expense decreased by $27 million as a result of the Company adopting SFAS No. 142 (see Accounting Pronouncements). Depreciation and amortization associated with the FSS business represents approximately 82% and 81% of the totals in 2002 and 2001, respectively.

      As a result of the above, the Company’s operating loss increased to $82 million in 2002, as compared to $5 million in 2001.

      Interest and investment income was $13 million in 2002 as compared to $29 million in 2001. This decrease was principally due to lower average cash balances available for investment and lower interest rates and lower interest earned relating to satellite programs in 2002 as compared to 2001.

      Interest expense was $77 million in 2002, net of capitalized interest of $30 million, as compared to $184 million in 2001, net of capitalized interest of $23 million. The decrease in 2002 was primarily due to the Company not recognizing any interest expense on Loral Orion’s 10% senior notes issued in connection with the Loral Orion exchange offers completed in December 2001, since interest expense on the 10% senior notes is fully offset by amortization of the deferred gain on the debt exchanges (see Liquidity and Capital Resources) and lower debt balances and interest rates in 2002 as compared to 2001.

      In 2002, the Company determined that its investment in Fantastic common stock had an other than temporary decline in its value and recognized a loss of $1 million. The Company recorded a $34 million gain in 2001 related to Loral Orion’s debt exchanges (see Liquidity and Capital Resources). In the fourth quarter of 2002, the Company adopted the provisions of SFAS No. 145 and reclassified the extraordinary gain on Loral Orion’s debt exchanges in 2001 to gain on debt exchanges and investments, net in its consolidated statements of operations (see Other Matters — Accounting Pronouncements).

      In 2002, Loral recorded an income tax provision of $355 million on a pre-tax loss of $147 million, as compared to an income tax provision of $2 million on a pre-tax loss of $126 million in 2001. The increase in tax expense in 2002 was primarily attributable to an increase in the deferred tax valuation allowance. As of December 31, 2002, a valuation allowance has been established for the entire balance of the Company’s net deferred tax asset (see Critical Accounting Matters).

      Equity in net losses of affiliates was $76 million in 2002 as compared to $67 million in 2001. Loral’s share of equity loss attributable to Globalstar related activities was $3 million in 2002 as compared to $25 million of equity losses after taxes in 2001. The reduction in 2002 primarily resulted from the recovery of a claim from a vendor on the Globalstar program of which $14 million ($8 million after taxes) was recorded as a benefit to equity in net losses of affiliates and reduced equity in net losses of Globalstar service provider partnerships recorded, offset by a $9 million charge relating to liabilities the Company had guaranteed in connection with a Globalstar service provider partnership. Loral’s share of equity in net losses of Satmex increased to $25 million in 2002, as compared to $12 million in 2001, which was primarily due to the global economic downturn. Loral’s share of equity in net losses of Europe*Star, managed by Alcatel, increased to $42 million in 2002, as compared to $28 million in 2001, which was primarily due to Europe*Star’s loss on the sale of an equity investment in 2002 and an impairment charge of $7 million recorded by the Company relating to its investment in Europe*Star in 2002. As a result of the impairment charge, the net carrying value of Loral’s investment in Europe*Star was reduced to zero. As a result, Loral will not recognize any future losses attributable to Europe*Star (see Note 6 to the consolidated financial statements).

      On January 1, 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which resulted in the Company recording a charge to write-off all of its goodwill for the cumulative effect of change in accounting principle of $890 million (see Accounting Pronouncements). The cumulative effect of change in accounting principle, net of taxes, in 2001 related to the Company’s adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

      Preferred dividends were $89 million in 2002 as compared to $81 million in 2001. The increase was primarily due to dividend charges of $59.5 million (or $0.16 per share) in 2002, comprised of $13.4 million in cash and $46.1 million of non-cash dividend charges, incurred on the conversion of 6.1 million shares of Loral’s 6% Series C convertible redeemable preferred stock (“the Series C Preferred Stock”) and 5.4 million shares of Loral’s 6% Series D convertible redeemable preferred stock (“the Series D Preferred Stock”) into 76.6 million shares of the Company’s common stock in connection with Loral’s exchange offers and privately negotiated exchange transactions. This compares to the non-cash dividend charges of $29 million (or $0.09 per share) incurred on the conversion in 2001 of 3.7 million shares of Loral’s Series C Preferred Stock and 1.9 million shares of Loral’s Series D Preferred Stock into 30.9 million shares of the Company’s common stock, in connection with the Company’s exchange offers, offset by lower dividends as a result of the exchanges (see Liquidity and Capital Resources).

      As a result of the above, net loss applicable to common shareholders before the cumulative effect of the change in accounting principle relating to cost in excess of net assets acquired (“goodwill”) was $668 million or $1.79 per basic and diluted share in 2002, as compared to $277 million or $0.86 per basic and diluted share in 2001 ($250 million or $0.77 per basic and diluted share on an as adjusted basis to exclude the amortization of goodwill). Basic and diluted weighted average shares were 373 million in 2002 and 324 million in 2001. The increase in weighted average shares was primarily due to the conversions of the Company’s preferred stock into common stock in 2002 and 2001 mentioned above.

2001 Compared with 2000

      Revenues as reported for Loral’s operating businesses were $1.1 billion in 2001 as compared to $1.2 billion in 2000, after eliminations of $209 million in 2001 and $199 million in 2000. The decrease in revenues was due primarily to lower SS/L revenues primarily resulting from the slow down in demand in the satellite manufacturing industry, delays in production of certain programs, and the substantial completion of the Globalstar satellite program at the end of 2000, offset by strong growth in FSS revenues due to the increased number of transponders leased and higher revenue per transponder in 2001 as compared to 2000.

      EBITDA as reported increased to $223 million in 2001 as compared to $130 million in 2000, after eliminations of $28 million in 2001 and $14 million in 2000. This increase arose primarily from strong revenue growth from FSS without a proportionate growth in costs, cost savings realized from streamlining operations and savings related to the exit from the direct-to-consumer broadband business in 2000, offset by lower SS/L EBITDA, which was due to lower revenues and margins and start-up costs associated with the introduction of several new technologies and a $12 million charge for future payments to the U.S. government to settle a case relating to export controls.

      Depreciation and amortization was $228 million in 2001 and $216 million in 2000. The increase primarily resulted from the timing of assets placed into service. Depreciation and amortization associated with the FSS business represents approximately 81% of the totals in 2001 and 2000, respectively.

      As a result of the above, the Company’s operating loss decreased to $5 million in 2001, as compared to $86 million in 2000.

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

      Interest expense was $184 million in 2001, net of capitalized interest of $23 million, as compared to $171 million in 2000, net of capitalized interest of $17 million. The increase is due primarily to interest expense incurred in connection with the Company’s $500 million credit facility from November 2000, offset by increased capitalized interest and lower interest rates in 2001 (see Liquidity and Capital Resources).

      The Company recorded a $34 million gain in 2001 related to Loral Orion’s debt exchanges (see Liquidity and Capital Resources and Other Matters — Accounting Pronouncements). The Company realized $71 million of gains in 2000, primarily from the sale of substantially all of its investments in available-for-sale securities.

      In 2001, Loral recorded an income tax provision of $2 million on a pre-tax loss of $126 million, as compared to an income tax provision of $9 million on a pre-tax loss of $57 million for 2000. The decrease in tax expense for 2001 is primarily attributable to a lower amount of income subject to U.S. tax during the current period (see Critical Accounting Matters).

      The equity in net losses of affiliates was $67 million in 2001 as compared to $1.29 billion in 2000. Loral’s share of equity in net losses of affiliates attributable to Globalstar related activities (net of taxes of $4 million in 2001 and a tax benefit of $299 million in 2000), was $25 million in 2001 as compared to $1.29 billion in 2000 (including equity in net losses of Globalstar service provider partnerships of $30 million and $38 million, in 2001 and 2000, respectively). This decrease is primarily due to the Company recognizing its share of Globalstar’s equity losses and impairment charges in the fourth quarter of 2000, which reduced its investment in and advances in connection with Globalstar to zero. Accordingly, Loral discontinued providing for its allocated share of Globalstar’s net losses beginning in 2001 (see Acquisitions and Investments). Loral’s share of equity in net loss of Satmex was $12 million in 2001, as compared to Loral’s share of equity in net income of Satmex of $19 million in 2000. Satmex had net income applicable to common stockholders in 2000 of $54 million, which primarily resulted from a $67 million after-tax gain it recorded on the net insurance recovery on the loss of a satellite (see Affiliate Matters). Loral’s share of equity in net losses of Europe*Star, managed by Alcatel, was $6 million in 2001, as compared to $5 million in 2000 (see Note 6 to the consolidated financial statements). Europe*Star commenced its principal operations in the beginning of 2001.

      The minority interest benefit primarily reflects the reduction of CyberStar LP’s loss attributed to CyberStar LP’s other investor, who owned 17.6% as of December 31, 2001.

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

      Preferred dividends were $81 million in 2001 as compared to $68 million for 2000. The increase was primarily due to non-cash dividend charges of $29 million incurred in 2001, on the conversion of 3.7 million shares of Loral’s Series C Preferred Stock and 1.9 million shares of Loral’s Series D Preferred Stock into the Company’s common stock, in connection with the Company’s exchange offers, offset by lower dividends as a result of the exchange offers (see Liquidity and Capital Resources).

      As a result of the above, the net loss applicable to common stockholders for 2001 was $277 million or $0.86 per basic and diluted share, compared to the net loss of $1.54 billion or $5.20 per basic and diluted share for 2000. Basic and diluted weighted average shares were 324 million in 2001 and 296 million in 2000. The increase in shares primarily relates to the 30.9 million shares of common stock issued in connection with the Company’s preferred stock exchange offers.

Results by Operating Business

      The satellite industry suffered a significant decline in 2001 which continued through 2002 with only one competitively bid satellite order, affecting all aspects of the Company’s business. Some of the most significant causes behind this decline are the downturn in the global economy with its resulting reduction and delay in demand for new satellite-based applications and services, the postponement of customers’ expansion plans, the difficulty in obtaining funding in the capital markets by a significant segment of the industry’s customer base, and the competition from fiber and other terrestrial alternatives.

     Fixed Satellite Services

      FSS revenues were $395 million in 2002, as compared to $464 million and $421 million in 2001 and 2000, respectively. The decrease in 2002 as compared to 2001 was primarily due to a decrease in transponders leased and lower prices due to the global economic downturn and the delay in demand for new applications and services in 2002. The increase in revenue in 2001 as compared to 2000 was primarily due to the increased number of transponders leased and higher revenue per transponder in 2001. EBITDA was $220 million in 2002, as compared to $263 million and $153 million in 2001 and 2000, respectively. The decrease in EBITDA in 2002 as compared to 2001 was primarily due to lower sales, offset by reduced costs from streamlining operations. The increase in EBITDA in 2001 as compared to 2000 was primarily due to strong revenue growth without a proportionate growth in costs, cost savings realized from streamlining operations and savings related to the exit from the direct-to-customer broadband business at the end of 2000, which was offset by charges for integration and rationalization of network services in 2000. As of December 31, 2002, FSS had seven operational satellites. Funded backlog for the segment totaled $1.4 billion at the end of 2002 as compared to $1.5 billion at the end of 2001, including intercompany backlog of $41 million and $46 million in 2002 and 2001, respectively. At December 31, 2002, FSS backlog was equivalent to approximately 3.5 times its 2002 revenues. Net bookings for the segment increased by $395 million for the year ended December 31, 2002 to $278 million as compared to 2001, due to a substantial decline in de-bookings, offset by a decrease in gross bookings. Approximately $267 million of the 2002 funded backlog is expected to be realized in 2003, including approximately $4 million of intercompany backlog. Total assets for the segment were $1.9 billion and $2.8 billion as of December 31, 2002 and 2001, respectively. The decrease primarily related to the write-off of goodwill in connection with the adoption of SFAS 142 and the valuation allowances established on deferred tax assets in 2002. Capital expenditures in 2002 were approximately $85 million and are expected to be higher in 2003.

     Satellite Manufacturing and Technology

      Revenues at SS/L, before eliminations, were $853 million in 2002, $815 million in 2001 and $1.0 billion in 2000. The increase in 2002 as compared to 2001 primarily resulted from the timing of work performed on backlog programs. The decrease in 2001 as compared to 2000 was primarily due to lower volume and delays in production of certain programs. EBITDA before eliminations was a loss of $19 million in 2002 and gains of $24 million in 2001 and $36 million in 2000. The decrease in EBITDA in 2002 as compared to 2001 was primarily due to valuation allowances of $69 million recorded on SS/L provided vendor financings (in connection with advances related to Europe*Star and an agreement reached with Sirius to convert vendor financing receivables into Sirius’ equity), which was mitigated by overall improved satellite program performance, reduced costs and the effects of the recovery of a claim from a vendor. SS/L has lowered its costs by reducing its workforce since the beginning of 2001, by streamlining certain internal processes and by instituting tighter controls which are designed to ensure that subcontracted components are received on time and meet all customer requirements. The EBITDA decline in 2001 as compared to 2000 was primarily due to lower revenues and start-up costs associated with the introduction of several new technologies and a $12 million charge for future payments to the U.S. government to settle a case relating to export controls in 2001. Funded backlog for SS/L as of December 31, 2002 and 2001 was $763 million and $1.6 billion, respectively, including intercompany backlog of $275 million as of December 31, 2002 and $265 million as of December 31, 2001. The decline in backlog is due to revenues earned on existing backlog with no new satellite awards in 2002, due to the sluggish economic conditions in the industry. Approximately $626 million of the 2002 funded backlog is expected to be realized in 2003, including approximately $142 million of intercompany backlog. Total assets for the segment were $690 million and $1.2 billion as of December 31, 2002 and 2001, respectively. The decrease primarily related to the write-off of goodwill in connection with the adoption of SFAS 142 in 2002. Capital expenditures in 2002 were approximately $13 million and are expected to decrease slightly in 2003.

Transactions With Affiliates and Related Parties

      Consolidated funded backlog was $1.8 billion and $2.7 billion at December 31, 2002 and 2001 which includes $142 million and $351 million, respectively, as a result of transactions entered into with affiliates and related parties (primarily with Globalstar, Satmex, Europe*Star, XTAR and Spainsat) for the construction of satellites.

      The Company’s consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands).

	Years ended December 31,

	2002	2001	2000

Revenues	$85,920	$100,924	$161,730
Interest and investment income	1,177	1,177	70,616
Interest expense capitalized on development stage enterprises	1,252	120	4,846
Profits relating to affiliate transactions not eliminated	9,887	3,735	26,630
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(10,921)	(1,527)	(7,245)
Amortization of deferred credit, excess carrying value, capitalized interest and profits relating to investments in affiliates	(508)	(538)	29,444

Liquidity and Capital Resources

      Loral intends to capitalize on its innovative capabilities, market position and advanced technologies to offer value-added satellite-based services as part of the evolving worldwide communications networks. Loral regularly engages in discussions with telecommunications service providers, equipment manufacturers and others regarding possible strategic transactions and alliances. These included joint ventures; strategic relationships involving its fixed satellite services operations and satellite manufacturing operations, which could involve business combinations; participation in the Loral Global Alliance; and dispositions of assets. In order to pursue such opportunities Loral may utilize funds generated by growth in operations and may seek funds from strategic partners and other investors and through incurrence of debt or the issuance of additional equity. The Company believes that cash, available credit at December 31, 2002 (see cash and available credit) and net cash provided by operating activities and certain planned investing activities will be adequate to meet its expected cash requirements through at least December 31, 2003.

      On March 31, 2003, Loral entered into amendments of its Loral SpaceCom and Loral Satellite credit facilities which among other changes, amended its financial performance covenants. At December 31, 2002, the Company was, after giving effect to the March 2003 amendments to the Loral SpaceCom and Loral Satellite credit facilities, in compliance with all of the covenants and conditions under its various lending and funding arrangements and believes that it will continue to meet these covenants and conditions through at least March 31, 2004.

      Loral’s business plan assumes the receipt of approximately $60 million from the successful monetization of certain long-term customer receivables in 2003. While Loral has reached an agreement in principle with a third party to effect such monetization, there is no assurance that this transaction will be consummated. If Loral is unable to consummate this transaction on a timely basis, or the proceeds from such transaction are less than those assumed in the business plan, Loral’s ability to fund its operations would be adversely affected. A substantial reduction in FSS revenues or the inability of SS/L to replace existing backlog with new contracts would also adversely impact Loral’s ability to achieve its business plan. In addition, Loral’s ability to fund the 2004 interest payments on its 9.5% senior notes will depend on its ability to successfully execute its business plan, which includes further asset sales. There is no assurance that Loral will be able to do so. If Loral fails to pay interest on the 9.5% senior notes when due, this will, upon expiration of a 30-day cure period, constitute an event of default under Loral’s senior note indenture, which in turn would result in an event of default under the LSC Amended Credit Agreement and the Loral Satellite Credit Agreement. If the holders of the 9.5% senior notes, the lenders under the LSC credit facility or the lenders under the Loral Satellite credit facility were to accelerate their related debt following such event of default, an event of default would also occur with respect to Loral Orion’s 10% senior notes, which are guaranteed by Loral.

      Loral is likely to require and intends to seek further amendments to the LSC and Loral Satellite facilities to ensure compliance with financial performance covenants for periods after March 31, 2004. There can be no assurance that the lenders will consent to any such amendment. Because of the cross-default provisions set forth in the LSC and Loral Satellite credit facilities, a failure by Loral to meet any financial performance covenant set forth in either credit facility will result in an event of default under both the LSC and the Loral

Satellite credit facilities. Moreover, if the lenders under either credit facility were to accelerate their outstanding loans, this would constitute an event of default under Loral’s 9.5% senior notes and Loral Orion’s 10% senior notes, which are guaranteed by Loral.

      Telstar 10/Apstar IIR, manufactured by SS/L and owned by Loral Orion, has the same solar array configuration as two other 1300-class satellites manufactured by SS/L that have experienced solar array failures. SS/L believes that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, the Company does not believe that these anomalies will affect Telstar 10/Apstar IIR. However, the insurance coverage for Telstar 10/Apstar IIR provides for coverage of losses due to solar array failures only in the event of a capacity loss of 75% or more. Some of Loral Orion’s bondholders have questioned whether this limitation is in compliance with the insurance covenant in the Loral Orion indenture. Management believes that Loral Orion is in compliance with the covenant as properly interpreted. If, however, Loral Orion’s bondholders were to give notice of a default under the indenture because of such limitations, and a court ruled against Loral Orion on this matter, the maturity of Loral Orion’s 10% senior notes could be accelerated, and the bondholders could be able to call on the Company’s guarantee of Loral Orion’s senior notes.

     Debt

      Bank Facilities

      Satellite Credit Agreement. On December 21, 2001, Loral Satellite, Inc. (“Loral Satellite”), a subsidiary of Loral Space & Communications Corporation, which in turn is a subsidiary of Loral, entered into the first amendment to the $500 million secured credit agreement dated as of November 17, 2000 by and among Loral Satellite, Bank of America as Administrative Agent, and the other lending parties thereto (the “Satellite Credit Agreement”). The first amendment provides for a $200 million revolving credit facility expiring January 7, 2005 and a term loan of which $249 million was outstanding as of December 31, 2002, subject to the following remaining amortization payment schedule: $11.25 million per quarter on March 31, 2003 through September 30, 2004 and $170 million on January 7, 2005. During the first quarter of 2003, Loral had drawn down the full amount of the revolving credit facility. The first amendment also effected certain changes to provisions relating to the collateral pool provided to lenders under the Loral Satellite credit facility and imposed additional limitations on the application of proceeds from any sale of assets from this collateral pool. Proceeds from the Satellite Credit Agreement were used by Loral Satellite to purchase all of the creditors’ interests in the loans outstanding under Globalstar’s $500 million credit agreement (see Investments). The guarantee of Globalstar’s $500 million credit agreement that had been provided by Loral Satellite and Loral SatCom Ltd., a subsidiary of Loral, was terminated and released in connection with this transaction.

      Borrowings under the Satellite Credit Agreement bear interest, at Loral Satellite’s option, at various rates based on fixed margins over the lead bank’s base rate or the London Interbank Offer Rate for specified periods. Loral Satellite pays a commitment fee on the unused portion of the revolver. The Satellite Credit Agreement contains financial covenants, including maintenance of a minimum collateral coverage ratio, minimum net worth and minimum EBITDA. The Satellite Credit Agreement also contains customary limitations, including those on indebtedness, fundamental changes, asset sales, dividends, investments, capital expenditures, creating liens (other than those created pursuant to the Satellite Credit Agreement), prepayments or amendments of indebtedness, and transactions with affiliates. During 2002, Loral Satellite paid dividends of $35 million to its parent.

      The Satellite Credit Agreement is secured by certain assets of Loral Satellite, including the Telstar 6 and Telstar 7 satellites and the payments due to Loral Satellite under Globalstar’s $500 million credit facility (see below). Based on third party valuations, management believes that the fair value of Telstar 6 and Telstar 7 is in excess of $500 million. As of December 31, 2002, the net book value of Telstar 6 and Telstar 7 was approximately $293 million. In addition, as part of the first amendment, lenders under the Satellite Credit Agreement received a junior lien on the assets of Loral SpaceCom Corporation (“LSC”) and its subsidiaries pledged in favor of the banks under the LSC Amended Credit Agreement. Loral has also agreed to guarantee

Loral Satellite’s obligations under the Satellite Credit Agreement, which guarantee agreement contains a minimum net worth covenant.

      On March 31, 2003, Loral Satellite amended the Satellite Credit Agreement to provide for certain modifications, including to its financial covenants (the “Loral Satellite Amendment”). This amendment increased interest on outstanding loans by 50 basis points, reduced the maximum LIBOR period to three months and imposed additional requirements on Loral Satellite and its subsidiaries, including adding minimum cumulative EBITDA and minimum cash balance requirements and increasing the circumstances under which mandatory prepayment of the loans are required, including from insurance proceeds received in connection with any launch or in-orbit failure of Loral Satellite’s satellites. Loral Satellite’s ability to dividend funds to its parent has been substantially reduced in connection with this amendment. Under the Loral Satellite Amendment, Loral Satellite may now make dividends or loans to its parent or Loral only if such dividends or loans are applied either to effect payments on Loral’s 9.5% senior notes or to effect a maximum of $5 million of payments on an intercompany note between Loral and Loral SpaceCom Corporation.

      The Loral guarantee was also amended in March 2003 to provide for an adjustment to Loral’s financial covenants and to impose additional restrictions on Loral’s ability to pay dividends and to effect voluntary repayment or purchase of indebtedness. Moreover, under the amended guarantee, Loral’s ability to make investments or otherwise make payment to any of its subsidiaries is limited to a maximum amount of $5 million.

      LSC Amended Credit Agreement. On December 21, 2001, LSC entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, and the other lenders parties thereto (the “LSC Amended Credit Agreement”). The LSC Amended Credit Agreement provides for a $200 million revolving credit facility expiring January 7, 2005 and a term loan of which $360 million was outstanding at December 31, 2002, subject to the following remaining amortization payment schedule: $5 million on each of March 31, June 30, September 30 and December 31, 2003; $20 million on each of March 31, June 30 and September 30, 2004; and $280 million on January 7, 2005. During the first quarter of 2003, Loral had fully utilized the revolving credit facility through draw downs and letters of credit. Borrowings under the LSC Amended Credit Agreement bear interest, at LSC’s option, at various rates based on margins over the lead bank’s base rate or the London Interbank Offered Rate for specified periods. In December 2001, the margin levels were increased under the new amended agreement and were fixed through September 30, 2002. As a result of this increase in margin levels, interest costs have increased by approximately $11 million annually. Subsequent to September 30, 2002, the margin levels increased by one percent and are expected to remain that way for the foreseeable future. LSC pays a commitment fee on the unused portion of the revolver.

      The LSC Amended Credit Agreement contains financial covenants of LSC and its subsidiaries, such as maintenance of interest coverage, leverage ratios and minimum net worth. The LSC Amended Credit Agreement also contains limitations on LSC and its subsidiaries, including those on indebtedness, liens, fundamental changes, asset sales, dividends, investments, capital expenditures, transactions with affiliates and certain other intercompany transactions. The LSC Amended Credit Agreement allows dividend payments to Loral if cumulative dividend payments do not exceed 50% of its cumulative consolidated net income and the ratio of its funded debt to EBITDA is less than 3.0 to 1.0. As of December 31, 2002, Loral SpaceCom had no capacity under this covenant to pay Loral any dividends.

      The LSC Amended Credit Agreement is secured by substantially all of the assets of and the stock of LSC and its subsidiaries, including SS/ L. LSC’s obligations under the LSC Amended Credit Agreement have been guaranteed by certain of LSC’s subsidiaries, including SS/ L. As of December 31, 2002, the net book value of the assets that secure the LSC Amended Credit Agreement was approximately $645 million.

      On March 31, 2003, LSC further amended the LSC Amended Credit Agreement to provide for additional modifications, including to LSC’s financial covenants (the “LSC Amendment”). This amendment increased interest on outstanding loans by 50 basis points, reduced the maximum LIBOR period to three months and imposed additional requirements on LSC and its subsidiaries, including adding minimum cumulative EBITDA and cash balance requirements and increasing the circumstances under which mandatory prepayment of the loans are required, including from insurance proceeds received in connection with any launch or in orbit failure of Loral Skynet’s satellites. The amendment also imposed additional restrictions on LSC and its subsidiaries, including further restricting their ability to incur capital expenditures, sell assets, incur debt, provide vendor financing and make investments. Under the LSC Amendment, LSC requires the consent of its lenders in order to make further expenditures for the launch and insurance of Telstar 8, for which $271 million is included in satellites under construction at December 31, 2002. Moreover, if LSC is not successful in effecting certain asset sales by June 30, 2003, LSC may not, subject to certain limited exceptions, incur any further capital expenditures. The lenders under the LSC facilities also received a junior lien on the stock of Loral Satellite as part of this amendment.

      In connection with the amendment of the LSC and the Loral Satellite credit facilities, Loral agreed to the continued retention of a financial advisor to assist it in various matters, including advising the Company on strategic alternatives, which may include asset sales and other actions to reduce indebtedness. Loral has also agreed to hire a financial officer, whose appointment and, scope of work and authority will be subject to the reasonable approval of certain of the lenders under the two credit facilities. This financial officer will work closely with Loral’s management and financial advisor regarding various matters, including communicating with the lenders under the two bank facilities.

      Loral Orion Indentures

      On December 21, 2001, Loral Orion issued $613 million principal amount of 10% senior notes due 2006 and guaranteed by Loral, in exchange for the extinguishment of $841 million principal amount of Loral Orion 11.25% senior notes due in 2007 and 12.5% senior discount notes due 2007 as discussed below. As part of the exchange, Loral issued to the new note holders 6.04 million five-year warrants to purchase Loral common stock at a price of $2.37 per share. The warrants were valued at $7 million using the Black Scholes option pricing model with the following assumptions: stock volatility, 75%, risk free interest rate, 4.36%, and no dividends during the expected term. As of December 31, 2002, principal amount of $37 million of the existing 11.25% senior notes and principal amount of $49 million of the existing 12.5% senior discount notes remain outstanding at their original maturities and interest rates.

      The interest rate on the 10% senior notes is a reduction from the 11.25% interest rate on the existing senior notes and the 12.5% rate on the existing senior discount notes. Interest is payable semi-annually on July 15 and January 15, beginning July 15, 2002. As a result of the lower interest rate and the $229 million reduction in principal amount of debt, Loral Orion’s annual cash interest payments will be reduced by approximately $39 million. Under U.S. generally accepted accounting principles dealing with debt restructurings, in December 2001 the Company recorded a gain of $34 million on the exchange, after expenses of $8 million. The carrying value of the 10% senior notes on the balance sheet at December 31, 2002 was $858 million, although the actual principal amount of the 10% senior notes is $613 million. The difference between this carrying value and the actual principal amount of the 10% senior notes is being amortized over the remaining life of the 10% senior notes, fully offsetting interest expense through maturity of the 10% senior notes. The indenture relating to the 10% senior notes contains covenants, including, without limitation, restrictions on Loral Orion’s ability to pay dividends or make loans to Loral.

      In connection with the consummation of the exchange offer, LSC canceled its $79.7 million intercompany note issued to it by Loral Orion, which ranked pari passu to senior debt, in exchange for the transfer of Loral Orion’s data services business and the issuance of a new note to LSC in the principal amount of $29.7 million due 2006, having an interest rate of 10% per annum payable in kind, subordinated to Loral Orion’s 10% senior notes. Loral Orion’s data services business was transferred to a newly-formed subsidiary of Loral, which assumed the name “Loral CyberStar, Inc”.

      Loral 9.5% Senior Notes

      In January 1999, Loral sold $350 million of 9.5% senior notes due 2006. The related indenture contains customary covenants, including, without limitation, restrictions on incurring indebtedness and paying dividends. Interest is payable semi-annually on January 15, and July 15.

      The Satellite Credit Agreement, the LSC Amended Credit Agreement, the indenture relating to Loral Orion’s new senior notes and the indenture relating to Loral’s 9.5% senior notes provide in certain circumstances for cross default or cross acceleration.

     Equity

      Common Stock

      Under the New York Stock Exchange (“NYSE”) criteria for continued listing, the NYSE will normally give consideration to de-listing a company’s stock when the average closing price of the stock is less than $1.00 over a consecutive 30-trading day period. The average closing price of Loral common stock was less than $1.00 for 30 consecutive trading days, and, on August 22, 2002, the Company received notice from the NYSE that its stock price was below the NYSE’s price criteria. If Loral is unable to cure this deficiency, the Company’s common stock could be de-listed from the NYSE. De-listing of the Company’s common stock by the NYSE could result in a material adverse effect on the liquidity of the Company’s common shares, have an adverse effect on the trading value and impair the Company’s ability to raise funds in the capital markets. The NYSE has informed Loral that the price is the only criteria for listing that the Company does not currently meet. The Company has notified the NYSE of its intent to cure this deficiency. The NYSE rules provide for a six-month period from receipt of the notice letter from the NYSE to cure this deficiency. In the event the actions the Company takes to cure this deficiency require shareholder approval, the six-month cure period will be extended until after the Company’s next annual shareholders’ meeting scheduled on May 29, 2003. The Company plans on seeking shareholder approval to implement a reverse stock split at its annual meeting, in order to, among other things, restore the Company’s compliance with NYSE share price requirements. The Company believes (although there can be no assurance) that it will be able to cure this deficiency within this time frame.

      On March 31, 2000, Lockheed Martin Corporation converted 45,896,978 shares of Loral’s Series A preferred stock into 45,896,978 shares of Loral common stock.

      Preferred Stock

      The Company’s Series C Preferred Stock and Series D Preferred Stock have mandatory redemption dates in 2006 and 2007, respectively. The Company has the right to make mandatory redemption payments to the holders in either cash or common stock, or a combination of the two. Based upon the price of the Company’s common stock at December 31, 2002, the Company did not have available a sufficient number of authorized shares of its common stock to effect payment of the total mandatory redemptions in common stock in 2006 and 2007. Accordingly, as of December 31, 2002, the Company classified an aggregate of $125 million of its Series C Preferred Stock and Series D Preferred Stock outside the shareholders’ (deficit) equity section of the balance sheet, based on the average of the volume weighted average daily price of the Company’s common stock as defined (approximately $0.38 per share at December 31, 2002). Had the volume weighted average daily price of the Company’s common stock as calculated been above $0.86 at December 31, 2002, none of the Company’s preferred stock would have been classified outside the shareholders’ equity section of the balance sheet. The exact number of shares of the Company’s common stock that may be issued on a mandatory redemption date cannot be determined at this time. That number will depend on a number of factors not known today, such as the price of the Company’s common stock and the number of shares of the Company’s preferred stock outstanding at that time. The Company intends to submit for shareholder approval at its next annual shareholders’ meeting scheduled on May 29, 2003, an increase to the authorized number of shares of its common stock from 750,000,000 to 1,250,000,000 which, based on the volume weighted average daily price of the Company’s common stock as defined at December 31, 2002 and March 28, 2003, would enable the Company to effect payment of the total mandatory redemptions in common stock. The amount, if any, of the Series C Preferred Stock and Series D Preferred Stock classified outside the shareholders’ equity section will vary in future periods depending on these factors.

      In August 2002, Loral’s board of directors approved a plan to suspend indefinitely the future payment of dividends on its two series of preferred stock. Accordingly, Loral deferred the payment of quarterly dividends due on its Series C Preferred Stock on November 1, 2002, and the payment of quarterly dividends due on its

Series D Preferred Stock on November 15, 2002. Dividends on the two series will continue to accrue. In the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the Series C Preferred Stock, holders of the majority of the outstanding Series C Preferred Stock will be entitled to elect two additional members to Loral’s board of directors. In the event accrued and unpaid dividends accumulate to an amount equal to six consecutive quarterly dividends on the Series D Preferred Stock, holders of the majority of the outstanding Series D Preferred will be entitled to elect two additional members to Loral’s board of directors. As of December 31, 2002, accrued and unpaid dividends of $3 million represented one quarterly dividend payment outstanding.

      In connection with the conversions of the Company’s preferred stock for common stock in 2002, 2001 and 2000 detailed below, the Company retired preferred stock with mandatory redemptions aggregating $921 million in 2006 and 2007 (representing 80% of the aggregate redemption values prior to these exchanges) and will save $55 million in future annual dividend obligations.

      On October 8, 2002, Loral completed exchange offers for its Series C and Series D preferred stock and converted 4.3 million shares of its Series C Preferred Stock and 2.7 million shares of its Series D Preferred Stock for 45.8 million shares of its common stock and $13.4 million in cash. In connection with the exchange offers, Loral incurred $21.6 million of dividend charges, comprised of the $13.4 million in cash and non-cash dividend charges of $8.2 million. The non-cash dividend charges relate to the difference between the value of the common stock issued in the exchanges and the value of the shares that were issuable under the stated conversion terms of the preferred stock and will have no impact on Loral’s total shareholders’ equity as the offset was an increase in common stock and paid-in capital.

      During the second quarter of 2002, in privately negotiated exchange transactions, Loral converted 1.8 million shares of its Series C Preferred Stock and 2.7 million shares of its Series D Preferred Stock into 30.9 million shares of its common stock. In connection with these transactions, Loral incurred non-cash dividend charges of $38 million, which primarily relate to the difference between the value of the common stock issued in the exchanges and the value of the shares that were issuable under the stated conversion terms of the preferred stock. The non-cash dividend charges had no impact on Loral’s total shareholders’ equity, as the offset was an increase in common stock and paid-in capital

      On April 16, 2001, the Company completed exchange offers for its Series C Preferred Stock and its Series D Preferred Stock. As a result, 3.7 million shares of its Series C Preferred Stock and 1.9 million shares of its Series D Preferred Stock were tendered and exchanged into 30.9 million shares of the Company’s common stock. Loral incurred non-cash dividend charges in the second quarter of 2001 of $29 million, which primarily relate to the difference between the value of the common stock issued in the exchanges and the value of the shares that were issuable under the stated conversion terms of the preferred stock. The non-cash dividend charges had no impact on Loral’s total shareholders’ equity, as the offset was an increase in common stock and paid-in capital.

      In February 2000, 1.4 million shares of Series C Preferred Stock were converted into 3.5 million shares of Loral common stock. In connection with this conversion, Loral issued to converting holders 332,777 additional shares of its common stock, which approximated the dividend prepayments to which they would have been entitled if a provisional redemption of those securities had been made (which resulted in a non-cash dividend charge of $6 million). The non-cash dividend charge had no impact on Loral’s total shareholders’ equity, as the offset was an increase in common stock and paid-in capital.

      In February 2000, Loral sold $400 million of Series D Preferred Stock due 2007 in an offering exempt from registration.

     Other

      For 2002, the Company’s qualified pension plan, under the Internal Revenue Code and regulations thereunder, was considered fully funded (i.e. assets are greater than liabilities) and there was no contribution required. However, the significant declines experienced in the financial markets have unfavorably impacted pension plan asset performance. This, coupled with historically low interest rates (a key factor when estimating pension plan liabilities), caused the Company to recognize $65 million of non-cash charges to other comprehensive income (loss) as of December 31, 2002. These charges did not impact the Company’s reported earnings, and will be reversible in the future if either interest rates increase or market performance and plan returns improve (see Critical Accounting Matters above).

     Cash and Available Credit

      As of December 31, 2002, Loral had $132 million of cash and available credit (including $66 million of available credit from the credit facilities described above under the captions “Satellite Credit Agreement” and “LSC Amended Credit Agreement”). During the first quarter of 2003, Loral drew down all of the $66 million of available credit at December 31, 2002.

     Net Cash Provided by Operating Activities

      Net cash provided by operating activities for 2002 was $195 million. This was primarily due to net income as adjusted for non-cash items of $152 million and a decrease in contracts-in-process of $97 million resulting from net collections on customer contracts and a decrease in deposits of $59 million primarily resulting from the assignment of launch vehicles to satellite programs, offset by a decrease in accounts payable of $89 million primarily due to the timing of satellite related payments and a decrease in customer advances of $35 million primarily due to progress on satellite programs.

      Net cash provided by operating activities for 2001 was $170 million. This was primarily due to net income as adjusted for non-cash items of $113 million, an increase in customer advances of $78 million, primarily resulting from the timing of satellite program milestone payments, offset by an increase in long-term receivables of $51 million due to increases in orbital incentives.

     Net Cash Used in Investing Activities

      Net cash used in investing activities for 2002 and 2001 was $139 million and $249 million, respectively, primarily as a result of capital expenditures mainly for the construction of satellites and investments in and advances to affiliates.

     Net Cash Used in Financing Activities

      Net cash used in financing activities for 2002 and 2001 was $150 million and $156 million, respectively, primarily due to debt amortization payments of $135 million and $86 million in 2002 and 2001, respectively (including $46 million of interest payments on the 10% senior notes in 2002, see Loral Orion Indentures) and net cash used in equity transactions of $32 million and $36 million in 2002 and 2001, respectively.

          Fixed Satellite Services Liquidity

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

      On September 20, 2002, Loral entered into an agreement with APT pursuant to which Loral will purchase a 50% interest in the Telstar 18/Apstar V satellite, a satellite under construction by SS/L for APT. Loral’s aggregate purchase price for its 50% interest in the satellite is $115.1 million, representing 50% of the current estimated project cost of constructing, launching and insuring the Telstar 18/Apstar V satellite, which purchase price will be adjusted if the actual project cost is greater or less than $230.2 million. In addition, Loral has agreed to bear the cost of modifying the footprint of one of the Ku-band beams on the satellite. Telstar 18/Apstar V will have a total of 54 transponders, comprised of 24 standard C-band transponders, 14 extended C-band transponders and 16 Ku-band transponders. Under this transaction, Loral has agreed to purchase 12 standard C-band, 7 extended C-band and 8 Ku-band transponders on Telstar 18/ Apstar V, which capacity will be designated Telstar 18. Loral will also have the option to enter into similar arrangements with APT on replacement satellites upon the end of life of Telstar 18/ Apstar V. To be located at 138 degrees East Longitude, Telstar 18/ Apstar V will be capable of providing Ku-band voice, video and data services to China, India and East Asia, and broadbeam C-band services throughout the Asia-Pacific region, including Australia and Hawaii. To ensure a timely launch of Telstar 18/ Apstar V, Loral and APT have agreed that a non-Chinese launch provider will be used.

      Pursuant to Loral’s agreement with APT, Loral will pay one-half of its purchase price prior to launch for 13.5 transponders on the satellite, a portion of which will be funded by existing launch vehicle deposits. The corresponding cumulative costs relating to these transponders have been reflected as satellites under construction on Loral’s consolidated balance sheet as of December 31, 2002. Subject to certain acceleration rights on the part of Loral, the remainder of the purchase price for the second 13.5 transponders will be paid by Loral Orion as follows: on the second anniversary of the satellite’s in-service date, $10.66 million for 2.5 additional transponders; on the third anniversary of the satellite’s in-service date, $12.79 million for three additional transponders; and on each of the fourth and fifth anniversaries of the satellite’s in-service date, $17.05 million for four additional transponders. Title to these transponders will pass to Loral upon its payments thereon. This agreement results in a proportionate amount of the Telstar 18/ Apstar V satellite becoming a self-constructed asset in Loral’s consolidated financial statements. For the year ended December 31, 2002, $71 million of revenues and $14 million of profits were included in intercompany eliminations to reflect this amended arrangement with APT. Amounts attributable to the transponders to be acquired from APT in the future of $23 million are being treated for accounting purposes as a repurchase obligation based on the present value of such obligations and are included in satellites under construction and long-term liabilities on Loral’s consolidated balance sheet as of December 31, 2002. As a result of finalizing the Telstar 18/ Apstar V launch arrangements in March 2003, Loral agreed to take two fewer transponders without any corresponding change to the transponder cost borne by each of the parties.

Contractual Obligations and Other Commercial Commitments

      The following tables aggregate the contractual obligations and other commercial commitments of Loral as of December 31, 2002 (in thousands).

Contractual Obligations:

		Payments Due by Period

	Total	1 year	2 – 3 years	4 – 5 years	After 5 years

Debt(1)	$2,236,575	$130,168	$993,584	$1,112,450	$373
Operating leases(2)	254,220	42,904	57,650	49,391	104,275
Unconditional purchase obligations (3)	238,848	145,898	46,060	29,840	17,050
Other long-term obligations(4)	136,270	36,045	24,052	11,005	65,168
Preferred stock redemptions(5)	223,950	—	—	223,950	—

Total contractual cash obligations	$3,089,863	$355,015	$1,121,346	$1,426,636	$186,866

Other Commercial Commitments:

	Total	Amount of Commitment Expiration Per Period
	Amounts
	Committed	1 year	2 – 3 years	4 – 5 years	After 5 years

Standby letters of credit and guarantees(6)	$18,284	$14,860	$—	$—	$3,424

(1)	Represents cash obligations for principal payments and the difference in the carrying value and principal amount for Loral Orion’s 10% senior notes that is amortized over the life of the notes.

(2)	Represents future minimum payments under operating leases with initial or remaining terms of one year or more, net of sub-lease rentals of $3.2 million.

(3)	SS/L has entered into various purchase commitments with suppliers due to the long lead times required to produce purchased parts and launch vehicles. The commitments included for unassigned launch vehicles represent minimum amounts due if the contract is terminated, net of deposits which the Company believes can be offset against these minimum amounts. Additional amounts will be incurred upon utilization of launch vehicles. Also includes amounts due to APT for Loral’s purchase of transponders on Telstar 18/Apstar V.

(4)	Primarily represents vendor financing related amounts owed to subcontractors, of which $47 million is non-recourse to SS/ L in the event of non- payment by Globalstar due to bankruptcy, and orbital incentive payments owed to a subcontractor for which SS/ L has a corresponding long-term receivable from the customer.

(5)	Preferred stock can be redeemed in cash, Loral common stock or a combination of both.

(6)	Letters of credit have a maturity of one year and are renewed annually.

     The Company has deferred revenue and established warranty obligations relating to satellites sold to customers which could be impacted by future performance. A reconciliation of such deferred amounts for the year ended December 31, 2002 is as follows (in millions):

Balance of deferred amounts at January 1, 2002	$14.8
Accruals for deferred amounts issued during the period	1.0
Accruals relating to pre-existing contracts (including changes in estimates)	(1.7)

Balance of deferred amounts at December 31, 2002	$14.1

Affiliate Matters

      Satmex

      In connection with the privatization of Satmex by the Mexican Government of its fixed satellite services business, Loral and Principia formed a joint venture, Firmamento Mexicano, S.A. de R.L. de C.V. (“Holdings”). In 1997, Holdings acquired 75% of the outstanding capital stock of Satmex. As part of the acquisition, Servicios Corporativos Satelitales, S.A. de C.V. (“Servicios”), a wholly owned subsidiary of Holdings, issued a seven-year Government Obligation (“Government Obligation”) to the Mexican Government in consideration for the assumption by Satmex of the debt incurred by Servicios in connection with the acquisition. The Government Obligation had an initial face amount of $125 million, which accretes at 6.03% and expires in December 2004. The debt of Satmex and Holdings is non-recourse to Loral and Principia. However, Loral and Principia have agreed to maintain assets in a collateral trust in an amount equal to the value of the Government Obligation through December 30, 2000 and, thereafter, in an amount equal to 1.2 times the value of the Government Obligation until maturity. As of December 31, 2002, Loral and Principia have pledged their respective shares in Holdings in such trust. Loral has a 65% economic interest in Holdings and a 49% indirect economic interest in Satmex. Loral accounts for Satmex using the equity method. The covenants of Satmex’s debt instruments restrict the ability of Satmex to pay dividends to Loral.

      Satmex currently has two satellites in orbit (Solidaridad 2 and Satmex 5) and one satellite in inclined orbit (Morelos 2). In August 2000, Satmex announced that its Solidaridad 1 satellite ceased operation and was irretrievably lost. The loss was caused by the failure of the back-up control processor on board the satellite. Solidaridad 1, which was built by Hughes Space and Communications (now Boeing Satellite Systems “Boeing”) and launched in 1994, experienced a failure of its primary control processor in April 1999, and had been operating on its back-up processor since that time. The majority of Solidaridad 1 customers were provided replacement capacity on other Satmex satellites or on satellites operated by Loral Skynet. The loss of Solidaridad 1 was fully covered by insurance proceeds. In connection with this loss, Satmex recognized after-tax gains of $5 million in 2002 and 2001 and $67 million in 2000, which resulted from the insurance proceeds in excess of the carrying amount of the satellite and the estimated incremental costs associated with providing replacement capacity, as required by its contracts with its customers. Satmex has contracted with SS/L to build a replacement satellite. This satellite, known as Satmex 6, is scheduled to be launched in the third quarter of 2003, and is designed to provide broader coverage and higher power levels than any other satellite currently in the Satmex fleet.

      Satmex is currently pursuing loans supported by export credit agencies to raise additional financing for its Satmex 6 satellite project. On March 6, 2003 the Export Import Bank of the United States (“Eximbank”),

pursuant to a meeting of its Board of Directors, referred the Satmex loan guaranty application to the United States Congress. Pending a mandatory 35-day review period, Satmex expects the application to return to the Eximbank board for formal approval. There can be no assurance that Satmex will be able to obtain such approval. These export loans, and certain additional financings, will be needed by Satmex to fund the Satmex 6 project and repay existing secured debt. If Satmex is unable to successfully obtain the export loans and this additional financing, the Company’s investment in Satmex of $51 million and receivables of $4 million at December 31, 2002 may be adversely affected.

      At December 31, 2002, Solidaridad 2 had a remaining estimated useful life of six years. Solidaridad 2 was also manufactured by Boeing and is similar in design to Solidaridad 1 and to other Boeing satellites which have experienced in-orbit component failures. While Satmex was able to obtain a renewal of the in-orbit insurance for Solidaridad 2 in November 2002, this policy does not insure against an in-orbit failure due to the loss of the satellite’s control processor, the same component that caused the loss of Solidaridad 1 and other Boeing satellites. An uninsured loss of the satellite could have a material adverse effect on Satmex’s results of operations and financial condition.

      In May 2000, Satelites Enigma S.A. de C.V., a subsidiary of Principia, S.A. de C.V. (“Principia”), exercised its option to purchase 104,105 shares of Satmex preferred stock from Loral for $6.6 million in cash. Loral realized a gain of $1 million in connection with this transaction.

      Europe*Star

      Europe*Star, a joint venture between Loral and Alcatel that owns and operates the Europe*Star 1 satellite, commenced service in 2001 and is a member of the Loral Global Alliance, which is led by Loral Skynet. Through December 31, 2002, Loral has invested $76 million in Europe*Star (including $4 million and $6 million in 2001 and 2000, respectively) and had provided advances (vendor financing and receivables) of $38 million related to Europe*Star. In the fourth quarter of 2002, the Company’s investment in Europe*Star was reduced to zero, as the Company recorded valuation allowances of $38 million on the vendor financing and the receivables advanced due to collection concerns and recorded an impairment charge relating to its investment in Europe*Star of $7 million. As a result, any future losses attributable to Europe*Star will not be recognized by Loral. As of December 31, 2002, Loral owned 47% of Europe*Star. Pursuant to the terms of the shareholders agreement, Loral has permitted Alcatel to fund additional expenditures to develop Europe*Star’s business and infrastructure through $181 million in loans to the venture, which Alcatel claims are payable by Europe*Star on demand. Such loans are non-recourse to Loral.

      XTAR, L.L.C.

      XTAR, a joint venture between Loral and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”), a consortium comprised of leading Spanish telecommunications companies, including Hispasat, S.A., and agencies of the Spanish government, plans to construct and launch an X-band satellite to provide X-band services to government users in the United States and Spain, as well as other friendly and allied nations. XTAR is owned 56% by Loral (accounted for under the equity method since the Company does not control certain significant operating decisions) and 44% by Hisdesat. In addition, XTAR has agreed to lease certain transponders on the Spainsat satellite, which is being constructed by SS/L for Hisdesat. As of December 31, 2002, the partners in proportion to their respective ownership interests have contributed $55 million to XTAR. XTAR is seeking to raise the remaining amount of the funds it needs to construct and launch its satellite through vendor and other third-party financings. If XTAR is unable to raise the remaining funds it needs to construct, launch and operate its satellite, it would adversely effect the Company’s investment in XTAR of $25 million at December 31, 2002. Loral has no further obligations with respect to XTAR.

      FSS Affiliate Results

      Total affiliate revenues for Satmex, Europe*Star and XTAR were $101 million, $142 million and $136 million in 2002, 2001 and 2000, respectively. EBITDA on the same basis was $43 million, $70 million and $77 million, respectively.

      Globalstar and GTL

      The Company accounts for its investment in Globalstar on the equity method due to its inability to control significant operating decisions at Globalstar. In 2000, Loral’s allocated share of Globalstar’s losses and Globalstar’s impairment charges reduced Loral’s investment in and advances to Globalstar to zero (see below). Accordingly, there is no longer any requirement for Loral to provide for its allocated share of Globalstar’s net losses subsequent to December 31, 2000. The Company accounts for its investment in Globalstar’s $500 million credit facility at fair value, with changes in the value (net of tax) recorded as a component of other comprehensive loss (see Notes 3 and 12 to Loral’s consolidated financial statements). The Company recorded unrealized net (losses) gains after taxes as a component of other comprehensive (loss) income of $(13) million, $(12) million and $33 million in 2002, 2001 and 2000, respectively, in connection with this security.

      On February 15, 2002, Globalstar and certain of its direct subsidiaries filed voluntary bankruptcy petitions under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court for the District of Delaware (the “Court”). In connection therewith, Loral/ Qualcomm Satellite Services, L.P., the managing general partner of Globalstar, its general partner, Loral/ Qualcomm Partnership, L.P. (“LQP”), and certain of Loral’s subsidiaries that serve as general partners of LQP also filed voluntary bankruptcy petitions with the Court. As a result of Globalstar’s bankruptcy petition, several of Globalstar’s debt facilities and other debt obligations have been accelerated and are immediately due and payable. Subcontractors have assumed $74 million of vendor financing that SS/L has provided to Globalstar at December 31, 2002, which includes $47 million which is non-recourse to SS/L in the event of non-payment by Globalstar due to bankruptcy and is included in long-term liabilities in the consolidated balance sheets.

      On February 25, 2003, Globalstar entered into, and on March 6, 2003, the Court approved, a debtor-in-possession (“the DIP Agreement”) credit agreement with Blue River Capital LLC, Columbia Ventures Corporation, ICO Investment Corp., Iridium Investors, LLC and Loeb Partners Corp. Pursuant to this DIP Agreement, these five lenders, of whom three are members of Globalstar’s official unsecured creditors’ committee, will make up to $10 million available to Globalstar on the terms and subject to the conditions set forth in the DIP Agreement. The Court also granted Globalstar’s motion to establish, and Globalstar has commenced, a process to find potential outside investors to help the company emerge from bankruptcy. There can be no assurance that Globalstar will be successful in finding such additional investors, that Globalstar and its creditors will be able to reach an agreement with any interested investors, that any proposed plan of reorganization for Globalstar will be approved by the Court or that Globalstar will be successfully reorganized.

      On March 14, 2003, Loral signed a term sheet with Globalstar and Globalstar’s official creditors committee to resolve certain issues related to Globalstar and Globalstar’s restructuring. Among other things, the settlement incorporated in the term sheet, which is subject to definitive documentation and approval by the Court (as to which there can be no assurance), Globalstar would grant to Loral, subject to certain conditions, a general release of all claims Globalstar might have against Loral; the parties would seek to provide Loral with one seat on the board of directors of reorganized Globalstar; approximately 50% of Loral’s unsecured claims against Globalstar would be allowed, or approximately $438 million; and the debt owed to Globalstar by three foreign service providers in which Loral has a substantial equity interest (Globalstar do Brasil, Globalstar de Mexico and GlobalTel), of an aggregate of $7.2 million would be eliminated. In consideration, Loral would transfer to Globalstar eight spare satellites ordered by Globalstar but not fully paid for; certain agreements that provided a joint venture in which Loral is a participant with exclusivity in marketing certain Globalstar services in the U.S. would be terminated, with a new joint venture being formed among Globalstar and Loral to exclusively market Globalstar services to certain governmental agencies in the U.S.; the FCC license authorizing the Globalstar service, which in any event was being held by a joint venture in which Loral is a participant for the exclusive benefit of Globalstar, would be transferred to Globalstar; Loral’s equity interest in the Globalstar Canadian service provider would be transferred to Globalstar; a $10 million obligation of the Canadian service provider owed to Loral at December 31, 2002 would be reduced by $7.2 million and the remaining debt obligation would be converted from a demand note into a five-year term note; Loral’s unsecured claims against Globalstar would be reduced by approximately 50% or approximately $438 million; the unused prepayment ($2,260,000) on a Globalstar contract under which there is a stop work order would be returned to Globalstar by Loral; a $250,000 termination fee that may come due under that contract would be waived; Loral would cooperate toward a reorganization of Globalstar; and the Loral employees on Globalstar’s management committee would resign. Loral does not expect any material impact on its results of operations or financial position as a result of this settlement.

      As of December 31, 2002, the Company’s investment in Globalstar related activities was $20 million, representing the fair value of its investment in Globalstar’s $500 million credit facility, which was based on the trading values of Globalstar’s public debt at December 31, 2002. If Globalstar were unable to effectuate a successful restructuring, the Company’s remaining investment in Globalstar’s $500 million credit facility would be impaired, which, as discussed above, would have no effect on the Company’s results of operations. Loral’s investment in the operations of those Globalstar service provider ventures in which it participates as an equity owner was $1 million in 2002 and is expected to be zero in 2003. In 2002, the Company paid $10 million it had guaranteed in connection with a Globalstar service provider partnership. Globalstar service providers own and operate gateways, are licensed to provide services and, through their sales and marketing organizations, are actively selling Globalstar service, in their respective territories.

Commitments and Contingencies

      Loral Skynet has in the past entered into prepaid leases, sales contracts and other arrangements relating to transponders on its satellites. Under the terms of these agreements, Loral Skynet continues to operate the satellites which carry the transponders and originally provided for a warranty for a period of 10 to 14 years, in the case of sales contracts and other arrangements (19 transponders), and the lease term, in the case of the prepaid leases (six transponders). Depending on the contract, Loral Skynet may be required to replace transponders which do not meet operating specifications. Substantially all customers are entitled to a refund equal to the reimbursement value if there is no replacement, which is normally covered by insurance. In the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer. In the case of other arrangements, in the event of transponder failure where replacement capacity is not available on the satellite, one customer is not entitled to reimbursement, and the other customer’s reimbursement value is based on contractually prescribed amounts that decline over time.

      Thirteen of the satellites built by SS/L and launched since 1997, six of which are owned and operated by Loral’s subsidiaries or affiliates, have experienced minor losses of power from their solar arrays. Although to date, neither the Company nor any of the customers using the affected satellites have experienced any degradation in performance, there can be no assurance that one or more of the affected satellites will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred and the number and type of use being made of transponders then in service. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities of the remaining transponders. A complete or partial loss of satellites could result in a loss of orbital incentive payments and, in the case of satellites owned by Loral subsidiaries and affiliates, a loss of revenues and profits. With respect to satellites under construction and construction of new satellites, based on its investigation of the matter, SS/L has identified and has implemented remedial measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, the Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

      In September 2001, the PAS 7 satellite built by SS/L for PanAmSat experienced an electrical power failure on its solar arrays that resulted in the loss of use of certain transponders on the satellite. As a result, PanAmSat has claimed that under its contract with SS/L it is entitled to be paid $16 million. SS/L disputes this claim and is in discussions with PanAmSat to resolve this matter. In addition, a Loral Skynet satellite has experienced a minor loss of power from its solar arrays, the cause of which may be similar to the cause of the PAS 7 anomaly. SS/L believes, however, that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, SS/L does not believe that these anomalies will affect other on-orbit satellites built by SS/L. Also, the PAS 8 satellite has experienced minor losses of power from its solar arrays, the cause of which is unrelated to the loss of power on the PAS 7 satellite. PanAmSat has claimed that under its contract with SS/L it is entitled to be paid $7.5 million as a result of these minor power losses. SS/L disputes this claim. SS/L and PanAmSat are in discussions to resolve this matter.

      SS/L has contracted to build a spot beam, Ka-band satellite for a customer planning to offer broadband data services directly to the consumer. SS/L had suspended work on this program since December 2001 while the customer and SS/L were in discussions to resolve a dispute under the contract. In March 2003, SS/L and the customer reached an agreement in principle to restart the satellite construction program. As of December 31, 2002, SS/L had billed and unbilled accounts receivable and vendor financing arrangements of $49 million with this customer. Under the agreement, which is subject to documentation in definitive amendments to their contract, the customer will pay, subject to its receipt of a proposed third party equity investment, the remainder of the purchase price under the contract of $68.1 million (including $49 million owed to SS/L at December 31, 2002) in installments over time, a portion of which will be due subsequent to completion of the satellite.

      SS/L was a party to an Operational Agreement with Alcatel Space Industries, pursuant to which the parties had agreed to cooperate on certain satellite programs, and an Alliance Agreement with Alcatel Space (together with Alcatel Space Industries, “Alcatel”), pursuant to which Alcatel had certain rights with respect to SS/L. The agreements between Alcatel and SS/L were terminable on one year’s notice, and, on February 22, 2001, Loral gave notice to Alcatel that they would expire on February 22, 2002. In April 2001, Alcatel commenced an arbitration proceeding challenging the effectiveness of Loral’s notice of termination and asserting various alleged breaches of the agreements by SS/ L relating to the exchange of information and other procedural or administrative matters. In February 2002, the arbitral tribunal issued a partial decision, which upheld the validity of Loral’s termination effective February 22, 2002 and Alcatel’s claims as to certain breaches. The partial decision was confirmed by the District Court for the Southern District of New York on June 25, 2002. The arbitral tribunal provided both parties with an opportunity to file any additional claims or counterclaims they had. In March 2002, Alcatel submitted additional claims against Loral and SS/L and is seeking at least $350 million in damages in respect of all of its claims. On January 27, 2003, Loral and SS/L received from the arbitral tribunal a partial decision on the additional claims and counterclaims. The arbitral tribunal ruled in favor of Alcatel on most of its claims alleging breaches of the Operational Agreement or Alliance Agreement and ruled against Loral and SS/L on the counterclaims. The arbitral tribunal set a schedule for further submissions by the parties and for hearings to be held in May and August 2003 to determine whether any of the breaches caused Alcatel to suffer injury and to determine the amount of damages, if any. If the arbitral tribunal finds that Alcatel has sustained significant damages, there could be a material adverse effect on Loral’s consolidated financial position and results of operations.

      SS/L is required to obtain licenses and enter into technical assistance agreements, presently under the jurisdiction of the State Department, in connection with the export of satellites and related equipment, as well as disclosure of technical data to foreign persons. Due to the relationship between launch technology and missile technology, the U.S. government has limited, and is likely in the future to limit, launches from China and other foreign countries. Delays in obtaining the necessary licenses and technical assistance agreements have in the past resulted in, and may in the future result in, the delay of SS/L’s performance on its contracts, which could result in the cancellation of contracts by its customers, the incurrence of penalties or the loss of incentive payments under these contracts.

      The launch of ChinaSat-8 has been delayed pending SS/L’s obtaining the approvals required for the launch. On December 23, 1998, the Office of Defense Trade Controls, or ODTC, of the U.S. Department of State temporarily suspended a previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. In addition, SS/L was required to re-apply for new export licenses from the State Department to permit the launch of ChinaSat-8 on a Long March launch vehicle when the old export licenses issued by the Commerce Department, the agency that previously had jurisdiction over satellite licensing, expired in March 2000. On January 4, 2001, the ODTC, while not rejecting these license applications, notified SS/L that they were being returned without action. On January 9, 2002, Loral, SS/L and the United States Department of State entered into a consent agreement (the “Consent Agreement”) settling and disposing of all civil charges, penalties and sanctions associated with alleged violations by SS/L of the Arms Export Control Act and its implementing regulations. The Company recorded a $12 million charge in the fourth quarter of 2001 for the penalties associated with the Consent Agreement. The Consent Agreement provides that the State Department agrees, assuming the Company’s and SS/L’s faithful adherence to the terms of the Consent Agreement, and the Arms Export Control Act and its implementing regulations, that decisions concerning export licenses for the ChinaSat-8 spacecraft will be made on the basis of the security and foreign policy interests of the United States, including matters relating to U.S. relations with the People’s Republic of China, without reference to the State Department’s previously expressed concerns regarding SS/L’s reliability, which concerns are considered to be appropriately mitigated through the operation of various provisions of the Consent Agreement. Discussions between SS/L and the State Department regarding SS/L’s obtaining the approvals required for the launch of ChinaSat-8 are continuing.

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

      As of December 31, 2002, SS/L had outstanding vendor financing receivables totaling $74 million, including accrued interest, due from Sirius, which is currently in the process of rolling out its business. On March 7, 2003, Sirius completed its recapitalization plan. Under this plan, Sirius received $200 million in cash from third party investors and exchanged approximately $636 million of its debt and all of its $525 million of preferred stock into common stock. As part of this recapitalization, SS/L converted all of its vendor financing receivables into 58,964,981 shares of common stock of Sirius. In 2002, SS/L recorded a valuation allowance on the vendor financing receivables due from Sirius of $33 million, representing the difference between the carrying value of SS/L’s interest and the value of the common shares expected to be received by SS/L based on the trading price of Sirius’ common stock as of December 31, 2002. Loral has classified the Sirius vendor financing receivable in current assets at December 31, 2002, due to its intent to sell the Sirius common stock within the next year. The value of the shares SS/L received based on the closing price of Sirius’ common stock on March 7, 2003 was $28 million. Accordingly, SS/L will record a non-cash charge to earnings of $10 million in the first quarter of 2003. All future changes in the value of Sirius’ common stock will be recorded as an adjustment to other comprehensive income (loss) until realized. As of March 28, 2003, SS/L had realized net proceeds of $9.0 million from the sale of a portion of its Sirius common stock and gains on such sales of $0.9 million and the market value of its remaining Sirius common shares was approximately $28 million.

      SS/L has entered into several long-term launch services agreements with various launch providers to secure future launches for its customers, including us and our affiliates. Through the assignment of satellites to launch vehicles and refunds, SS/L has reduced its launch deposits by $87 million for the year ended December 31, 2002. Nonetheless, SS/L may, as a result of current market conditions, cancel some of the launchers to which it has committed. SS/L had launch services agreements with International Launch Services (“ILS”) which covered three launches. In November 2002, SS/L terminated one of those future launches, which had a termination liability equal to SS/L’s deposit of $5 million. Subsequently, SS/L received a letter from ILS alleging SS/L’s breach of the agreements, purporting to terminate all three launches and asserting a right to retain $42.5 million in deposits, without prejudice to any other legal claims or remedies. Despite ILS’s termination of all three launches, to protect its interest SS/L also terminated a second launch, which had a termination liability equal to its deposit of $5 million, and SS/L has recognized a non-cash charge to earnings of $10 million with respect to the two terminated launches. SS/L believes that ILS’s claims are without merit and intends to defend against them vigorously and to seek recovery of its deposits and termination liabilities. The Company does not believe that this matter will have a material adverse effect on its consolidated financial position and its results of operations, although no assurances can be provided.

      Loral Skynet has an application pending with the FCC for authorization to use the C-Band frequency at 121 degrees W.L. in the U.S. using a non-U.S. ITU filing. Telstar 13, which is currently under construction, is scheduled for launch into this orbital slot in the second quarter of 2003. New Skies Satellites has asserted that its non-U.S. ITU filing at 120.8 degrees W.L. has date priority over Loral Skynet’s ITU filing and has filed comments with the FCC seeking to impose conditions on Loral Skynet’s use of the 121 degrees W.L. slot. Loral Skynet has opposed New Skies’ comments. Loral Skynet is continuing its international coordination of the 121 degrees W.L. slot. There can be no assurance, however, that coordination discussions will be successful or that the FCC will grant Loral Skynet’s application or grant the application without adding conditions that may constrain Loral Skynet’s operations at the 121 degrees W.L. slot.

      On October 21, 2002, National Telecom of India Ltd. (“Natelco”) filed suit against Loral and Loral CyberStar in the United States District Court for the Southern District of New York. The suit relates to a joint venture agreement entered into in 1998 between Natelco and ONS Mauritius, Ltd., a subsidiary of Loral CyberStar, the effectiveness of which was subject to express conditions precedent. In 1999, ONS Mauritius had notified Natelco that Natelco had failed to satisfy those conditions precedent. In Natelco’s amended complaint filed in March 2003, Natelco has alleged wrongful termination of the joint venture agreement, has asserted claims for breach of contract and fraud in the inducement, and is seeking damages and expenses in the amount of $97 million. Loral believes that the claims are without merit and intends to vigorously defend against them.

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

      Globalstar Related Matters. On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited (“GTL”) and Globalstar, L.P. (“Globalstar”) against GTL, Loral, Bernard L. Schwartz and other defendants were consolidated into one action titled In re: Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation, Loral and Bernard L. Schwartz alleging (a) that all defendants (except Loral) violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar’s business and prospects, (b) that defendants Loral and Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of Globalstar, (c) that defendants GTL and Schwartz are liable under Section 11 of the Securities Act of 1933 (the “Securities Act”) for untrue statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Loral and Schwartz are secondarily liable under Section 15 of the Securities Act for GTL’s primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related or affiliated therewith. Loral and Mr. Schwartz have filed a motion to dismiss the amended complaint in its entirety as to Loral and Mr. Schwartz, which motion is pending before the court. Loral believes that it has meritorious defenses to this class action lawsuit and intends to pursue them vigorously.

      On March 2, 2002, the seven separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of common stock of Loral Space & Communications Ltd. (“Loral”) against Loral, Bernard L. Schwartz and Richard Townsend were consolidated into one action titled In re: Loral Space & Communications Ltd. Securities Litigation. On May 6, 2002, plaintiffs in the consolidated action filed a consolidated amended class action complaint alleging (a) that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by making material misstatements or failing to state material facts about Loral’s financial condition and its investment in Globalstar and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related or affiliated therewith. Loral and Messrs. Schwartz and Townsend have filed a motion to dismiss the complaint in its entirety, which motion is pending before the court. Loral believes that it has meritorious defenses to this class action lawsuit and intends to pursue them vigorously. In addition, the insurers under Loral’s directors and officers liability insurance policy have denied coverage for the case filed by Loral shareholders under the policy and, on March 24, 2003, filed a lawsuit in the Supreme Court of New York county seeking a declaratory judgment upholding their coverage position. Loral believes that the insurers have wrongfully denied coverage and intends to defend against the denial vigorously.

      Loral holds debt obligations from Globalstar (see Note 6 to the consolidated financial statements). In other situations in the past, challenges have been initiated seeking subordination or recharacterization of debt held by an affiliate of an issuer. While Loral knows of no reason why such a claim would prevail with respect to the debt Loral holds in Globalstar, there can be no assurance that such claims will not be made in Globalstar’s bankruptcy proceeding. If such claims were to prove successful, it will jeopardize the amount of equity interest Loral will ultimately receive in the new Globalstar company. Moreover, actions may be initiated in Globalstar’s bankruptcy proceeding seeking to characterize payments previously made by Globalstar to Loral prior to the filing date as preferential payments subject to repayment. Loral may also find itself subject to other claims brought by Globalstar creditors and securities holders, who may seek to impose liabilities on Loral as a result of its relationship with Globalstar. For instance, Globalstar’s creditors may seek to pierce the corporate veil in an attempt to recover Globalstar obligations owed to them that are recourse to Loral’s subsidiaries, which are general partners in Globalstar and have filed for bankruptcy protection. Globalstar’s cumulative partners’ deficit at December 31, 2002, was $3.2 billion. During the second quarter of 2002, the Company recovered a claim with a vendor on the Globalstar program. Globalstar or its creditors may assert a claim to some portion or all of this recovery. If so, the Company will vigorously dispute any such claim.

      In May 2000, Globalstar finalized $500 million of vendor financing arrangements with Qualcomm. The original terms of this vendor financing provided for interest at 6%, a maturity date of August 15, 2003 and required repayment pro rata with the term loans due to Loral under Globalstar’s $500 million credit facility. As of December 31, 2002, $623 million was outstanding under this facility (including $123 million of capitalized interest). Loral has agreed that if the principal amount outstanding under the Qualcomm vendor financing facility exceeds the principal amount due Loral under Globalstar’s $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As of December 31, 2002, Loral had no obligation under the guarantee.

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

      While the Company has in the past, consistent with industry practice and the requirements in the Company’s debt agreements, typically obtained in-orbit insurance for its satellites, the Company cannot guarantee that, upon a policy’s expiration, the Company will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. Telstar 10/Apstar IIR, manufactured by SS/L and owned by Loral Orion, has the same solar array configuration as two other 1300-class satellites manufactured by SS/L that have experienced solar array failures. SS/L believes that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, we do not believe that these anomalies will affect Telstar 10/Apstar IIR. The insurance coverage for Telstar 10/Apstar IIR provides for coverage of losses due to solar array failures only in the event of a capacity loss of 75% or more. Four other satellites owned by Loral Skynet and Loral Orion have the same solar array configuration as Telstar 10/Apstar IIR. There can be no assurance that the insurers will not require either exclusions of, or similar limitations on, coverage due to solar array failures in connection with renewals of insurance for these satellites in 2003 and 2004. An uninsured loss of a satellite would have a material adverse effect on the Company’s consolidated financial position and its results of operations. Moreover, the Company is required under the terms of the Loral SpaceCom and Loral Satellite credit facilities to use the insurance proceeds from any launch or in-orbit failure of a satellite owned by Loral SpaceCom or Loral Satellite to prepay the bank loans, and as a result, these insurance proceeds would not be available to the Company to build a replacement for the lost satellite, which would result in an adverse effect on our future revenue.

     Accounting Pronouncements

      SFAS 142

      On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. SFAS 142 also changed the evaluation criteria for testing goodwill for impairment from an undiscounted cash flow approach, which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17, Intangible Assets, to a test based on fair value. Fair value is determined by the amount at which an asset or liability could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and must be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value must be based on the best information available, including prices for similar assets and liabilities and the results of using other valuation techniques, such as public company trading multiples, future discounted cash flows and merger and acquisition transaction multiples.

      In accordance with SFAS 142, the Company’s previously recognized cost in excess of net assets acquired (“goodwill”) of $892 million for business acquisitions accounted for under the purchase method of accounting completed prior to July 1, 2001, was reviewed under the new transitional guidance as of January 1, 2002. Goodwill had been previously assigned to the Company’s business segments as follows (based on the net book value at December 31, 2001): FSS $597 million, satellite manufacturing and technology $286 million and data services $9 million. The Company hired professionals in the valuation consulting business to determine the fair value of each of the Company’s reporting units. Since there were no quoted market prices in active markets for the Company’s reporting units, the measurement of fair value for each reporting unit was based on the best information available for that reporting unit, including reasonable and supportable assumptions and projections, as follows: (1) FSS — public company trading multiples, (2) satellite manufacturing and technology — future discounted cash flows, and (3) data services — merger and acquisition transaction multiples. Based on the fair values concluded on by those professionals, management determined that the goodwill for each of the Company’s reporting units under the new guidance in SFAS 142 was fully impaired. Accordingly, as of January 1, 2002, the Company recorded a non-cash charge for the cumulative effect of the change in accounting principle of $890 million.

      The charge is the result of a change in the evaluation criteria for goodwill from an undiscounted cash flow approach which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17, Intangible Assets, to the fair value approach which is stipulated in SFAS 142.

      The following table presents the actual financial results and as adjusted financial results without the amortization of goodwill for the Company for the years ended December 31, 2001 and 2000 (in thousands, except per share amounts):

	Year Ended
	December 31, 2001		Year Ended December 31, 2000

	Actual	As Adjusted	Actual	As Adjusted

Reported loss before cumulative effect of change in accounting principle	$(194,719)	$(194,719)	$(1,469,678)	$(1,469,678)
Add back amortization of goodwill, net of taxes	—	26,628	—	50,438 (1)

Loss before cumulative effect of change in accounting principle	(194,719)	(168,091)	(1,469,678)	(1,419,240)
Cumulative effect of change in accounting principle, net of taxes	(1,741)	(1,741)	—	—

Net loss	(196,460)	(169,832)	(1,469,678)	(1,419,240)
Preferred dividends	(80,743)	(80,743)	(67,528)	(67,528)

Net loss applicable to common shareholders	$(277,203)	$(250,575)	$(1,537,206)	$(1,486,768)

Reported basic and diluted loss per share before cumulative effect of change in accounting principle		$(0.86)		$(5.20)
Add back goodwill amortization per share		0.09		0.17

As adjusted loss per share before cumulative effect of change in accounting principle		(0.77)		(5.03)
Cumulative effect of change in accounting principle		—		—

Adjusted loss per share		$(0.77)		$(5.03)

(1)	Includes $24 million reflected in equity in net losses of affiliates.

     SFAS 143

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt SFAS 143 on January 1, 2003. The Company believes that there will be no effect on the Company’s consolidated financial position or results of operations upon the adoption of SFAS 143 on January 1, 2003.

      SFAS 144

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company has determined that there was no effect on the Company’s consolidated financial position or results of operations upon the adoption of SFAS 144 on January 1, 2002.

      SFAS 145

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 generally requires that any gains or losses on extinguishment of debt in current or prior periods be classified as other income (expense), beginning in fiscal 2003, with early adoption encouraged. In the fourth quarter of 2002, the Company adopted the provisions of SFAS 145 and reclassified the previously recorded extraordinary gain of $34 million on Loral Orion’s debt exchanges in 2001 to gain on debt exchanges and investments, net in its consolidated statements of operations (see Liquidity and Capital Resources).

      SFAS 146

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 replaces EITF Issue No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

      SFAS 148

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), an amendment of FASB Statement No. 123 (“SFAS 123”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the amended disclosure requirements in its December 31, 2002 consolidated financial statements and will include such amended disclosures in its future quarterly and annual filings.

      FIN 45

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of 2002. The Company is currently evaluating the recognition provisions of FIN 45.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

  Foreign Currency

      The Company, in the normal course of business, is subject to the risks associated with fluctuations in foreign currency exchange rates. Loral entered into forward exchange contracts to establish with certainty the U.S. dollar amount of future anticipated cash receipts and payments and firm commitments for cash payments denominated in a foreign currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. The Company’s availability to the foreign exchange market to enter into forward contracts has recently become restricted and could effect its ability to minimize such gains and losses. As of December 31, 2002, the Company had foreign currency exchange contracts (forwards) with several banks to purchase and sell foreign currencies, primarily Japanese yen, with aggregate notionals of $101.8 million. Such contracts were designated as hedges of certain foreign contracts and subcontracts to be performed by SS/L through May 2006. The fair value of these forward contracts based on quoted market prices as of December 31, 2002 and 2001 was $11.7 million and $20.0 million, respectively, and were included in cash and other current assets on the consolidated balance sheets.

      The Company is exposed to credit-related losses in the event of non-performance by counter parties to these financial instruments, but does not expect any counter party to fail to meet its obligation. The maturity of foreign currency exchange contracts held as of December 31, 2002 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term contracts and payments to vendors under subcontracts. These foreign exchange contracts mature as follows (in thousands):

	To Purchase			To Sell

		At	At		At	At
Years to	Yen	Contract	Market	Yen	Contract	Market
Maturity	Amount	Rate	Rate	Amount	Rate	Rate

1	1,663,633	$13,830	$14,162	4,965,949	$49,837	$41,391
2	—	—	—	2,068,907	19,985	17,620
3	—	—	—	301,680	3,025	2,657
4	413,130	5,134	3,769	450,840	5,674	4,116

	2,076,763	$18,964	$17,931	7,787,376	$78,521	$65,784

To Purchase

		At	At
Years to	EURO	Contract	Market
Maturity	Amount	Rate	Rate

1	4,526	$3,997	$4,662

      Loral does not enter into foreign currency transactions for trading or speculative purposes. Loral attempts to limit our exposure to credit risk by executing foreign contracts with high-quality financial institutions. A discussion of our accounting policies for derivative financial instruments is included in the notes to Loral’s consolidated financial statements.

  Interest

      The Company’s primary interest rate exposure is from loss of earnings and cash flow that could result from the movement in market interest rates on its long-term debt requirements. As of December 31, 2002, approximately 58% of the Company’s outstanding debt had fixed interest rates. The Company strives to manage its interest rate risk by balancing the composition of its fixed versus variable rate borrowings combined with the monitoring of the overall level of borrowings and does not actively manage its interest rate risk through the use of derivatives or other financial instruments. The Company does not believe that movements in the fair value of its outstanding debt, represents a significant quantitative risk.

      As of December 31, 2002, the carrying value of the Company’s long-term debt was $2.2 billion and the fair value of such debt was $1.3 billion. The fair value of the Company’s long-term debt is based on the carrying value for those obligations that have short term variable interest rates on the outstanding borrowings and quoted market prices for obligations with long-term or fixed interest rates. Approximately $245 million of the difference between the carrying amount and the fair value of the Company’s long-term debt as of December 31, 2002 is attributable to the accounting for the Loral Orion exchange offers (see Note 8 to the consolidated financial statements). The table below provides information about the carrying amount of the Company’s market sensitive long-term debt obligations by fiscal year of maturity (in thousands).

	For the Years Ended December 31,

	2003	2004	2005	2006	2007	Thereafter

Fixed rate debt	$64,751	$64,927	$65,328	$1,028,480	$86,231	$373
Weighted average fixed interest rate	3.48%	3.62%	3.79%	3.96%	11.98%	14.00%
Variable rate debt (weighted average interest rate of 5.09% at December 31, 2002)	$67,146	$95,896	$771,392	$—	$—	$—

Item 8.     Financial Statements and Supplementary Data

      See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

      Information required for this item will be presented in the Company’s 2003 definitive proxy statement which is incorporated herein by reference.

Executive Officers of the Registrant

      The following table sets forth information concerning the executive officers of Loral as of March 31, 2003.

Name	Age	Position

Bernard L. Schwartz	77	Chairman of the Board of Directors and Chief Executive Officer since January 1996.
Eric J. Zahler	52	Director since July 2001 and President and Chief Operating Officer since February 2000. Prior to that Executive Vice President since October 1999. Prior to that Senior Vice President, General Counsel and Secretary since February 1998.
Robert E. Berry	74	Senior Vice President since November 1996 and Chairman of Space Systems/ Loral since September 1999. Prior to that, President of Space Systems/ Loral since 1990.
Richard J. Townsend	52	Executive Vice President and Chief Financial Officer since March 2003. Senior Vice President and Chief Financial Officer since October 1998. Prior to that, Corporate Controller and Director of Strategy for ITT Industries since 1997.
Laurence D. Atlas	45	Vice President, Government Relations — Telecommunications since May 1997.
Jeanette H. Clonan	54	Vice President — Communications and Investor Relations since December 1996.
C. Patrick DeWitt	56	Vice President; President of Space Systems/ Loral since November 2001. Prior to that, Executive Vice President of Space Systems/ Loral since 1996.
Terry J. Hart	56	Vice President; President of Loral Skynet since March 1997.
Stephen L. Jackson	61	Vice President — Administration since March 1997.
Avi Katz	44	Vice President, General Counsel and Secretary since November 1999. Prior to that, Vice President, Deputy General Counsel and Assistant Secretary since February 1998.
Russell R. Mack	48	Vice President — Business Ventures since February 1998.
Richard P. Mastoloni	38	Vice President and Treasurer since February 2002. Prior to that, Vice President since September 2001 and Assistant Treasurer since August 2000. Prior to that, Director of Corporate Financing since August 1997.
Harvey B. Rein	49	Vice President and Controller since April 1996.
Janet T. Yeung	38	Vice President, Deputy General Counsel and Assistant Secretary since February 2000. Prior to that, Associate General Counsel and Assistant Secretary since November 1999. Prior to that, Associate General Counsel since February 1998.

PART IV

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table presents all of the Company’s stock compensation plans previously approved and not previously approved by the Company’s shareholders:

			Number of shares
			remaining available for
	Number of shares to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan	warrants and rights	warrants and rights	reflected in column (a))
Category	(a) (1)	(b)	(c)

Equity compensation plans approved by shareholders	14,217,740	$11.98	2,574,420
Equity compensation plans not approved by shareholders	27,960,683	3.19	9,039,317

Total	42,178,423	6.15	11,613,737

(1)	Does not include 670,414 of outstanding options that Loral assumed in connection with the acquisition of Loral Orion.

Item 13.	Certain Relationships and Related Transactions

      Information required under Items 11, 12 and 13, is presented in the Company’s 2002 definitive proxy statement which is incorporated herein by reference.

Item 14.	Evaluation of Disclosure Controls and Procedures

      (a)     Evaluation of disclosure controls and procedures. Loral’s chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

      (b)     Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) 1.     Financial Statements

Page

Index to Financial Statements		F-1
Loral Space & Communications Ltd.
Independent Auditors’ Report		F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001		F-3
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000		F-4
Consolidated Statements of Shareholders’ (Deficit) Equity for the years ended December 31, 2002, 2001 and 2000		F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000		F-6
Notes to Consolidated Financial Statements		F-7
(a) 2.	Financial Statements Schedules
	Independent Auditors’ Report	S-1
	Consolidated Financial Statements of Globalstar, L.P.	S-2
Financial statement schedules not listed are either not required or the information required is reflected in the consolidated financial statements.
(b) 3.	Exhibits

Exhibit
Number	Description

2.1	Restructuring, Financing and Distribution Agreement, dated as of January 7, 1996, among Loral Corporation, Loral Aerospace Holdings, Inc., Loral Aerospace Corp., Loral General Partner, Inc., Loral Globalstar L.P., Loral Globalstar Limited, the Registrant and Lockheed Martin Corporation(1)
2.2	Amendment to Restructuring, Financing and Distribution Agreement, dated as of April 15, 1996(1)
2.3	Agreement for the Purchase and Sale of Assets dated as of September 25, 1996 by and between AT&T Corp., as Seller, and Loral Space & Communications Ltd., as Buyer(2)
2.4	First Amendment to Agreement for the Purchase and Sale of Assets dated as of March 14, 1997 by and between AT&T Corp., as Seller, and Loral Space & Communications, Ltd. as Buyer(3)
2.5	Agreement and Plan of Merger dated as of October 7, 1997 by and among Orion Network Systems, Inc., Loral Space & Communications Ltd. and Loral Satellite Corporation(4)
2.6	First Amendment to Agreement and Plan of Merger dated as of February 11, 1998 by and among Orion Network Systems, Inc., Loral Space & Communications Ltd. and Loral Satellite Corporation(5)
2.7	Second Amendment to Agreement and Plan of Merger dated as of March 20, 1998 by and among Orion Network Systems, Inc., Loral Space & Communications Ltd. and Loral Satellite Corporation(11)
3.1	Memorandum of Association(1)
3.2	Memorandum of Increase of Share Capital dated January 1996(1)
3.2.1	Memorandum of Increase of Share Capital dated May 1997(25)
3.2.2	Memorandum of Increase of Share Capital dated May 1999(25)
3.3	Third Amended and Restated Bye-laws(16)
3.4	Schedule IV to the Third Amended and Restated Bye-laws(16)
4.1	Rights Agreement dated March 27, 1996 between the Registrant and The Bank of New York, Rights Agent(1)
4.2	Indenture dated as of January 15, 1999 relating to Registrant’s 9 1/2% Senior Notes due 2006(12)
10.1	Shareholders Agreement dated as of April 23, 1996 between Loral Corporation and the Registrant(1)
10.1.1	Amended Shareholders Agreement dated as of March 29, 2000 between the Registrant and Lockheed Martin Corporation(16)
10.2	Tax Sharing Agreement dated as of April 22, 1996 between Loral Corporation, the Registrant, Lockheed Martin Corporation and LAC Acquisition Corporation(1)
10.3	Exchange Agreement dated as of April 22, 1996 between the Registrant and Lockheed Martin Corporation(1)
10.4	Amended and Restated Agreement of Limited Partnership of Globalstar, L.P. dated as of January 26, 1999 among Loral/ Qualcomm Satellite Services, L.P., Globalstar Telecommunications Limited, AirTouch Satellite Services, Inc., Dacom Corporation, Dacom International, Inc., Hyundai Corporation, Hyundai Electronics Industries Co., Ltd., Loral/ DASA Globalstar, L.P., Loral Space & Communications Ltd., San Giorgio S.p.A., TeleSat Limited, TE.S.AM and Vodafone Satellite Services Limited(12)
10.4.1	Amendment dated as of December 8, 1999 to the Amended and Restated Agreement of Limited Partnership of Globalstar, L.P.(13)
10.4.2	Amendment dated as of February 1, 2000 to the Amended and Restated Agreement of Limited Partnership of Globalstar, L.P.(16)
10.5	Service Provider Agreements by and between Globalstar, L.P. and each of Loral General Partner, Inc. and Loral/ DASA Globalstar, L.P.(7)

Exhibit
Number	Description

10.6	Contract between Globalstar, L.P. and Space Systems/ Loral, Inc.(7)
10.7	1996 Amended and Restated Stock Option Plan‡†
10.7.1	Amendment No. 1 to 1996 Amended and Restated Stock Option Plan‡†
10.7.2	2000 Amended and Restated Stock Option Plan‡†
10.7.3	Amendment No. 1 to 2000 Amended and Restated Stock Option Plan‡†
10.8	Common Stock Purchase Plan for Non-Employee Directors(1)‡
10.9	Employment Agreement between the Registrant and Bernard L. Schwartz(1)‡
10.9.1	Amendment dated as of March 1, 1998 to Employment Agreement between the Registrant and Bernard L. Schwartz(11)‡
10.9.2	Amendment dated as of July 18, 2000 to Employment Agreement between the Registrant and Bernard L. Schwartz(20)‡
10.9.3	Amendment dated February 25, 2003 to Employment Agreement between the Registrant and Bernard L. Schwartz‡†
10.10	Registration Rights Agreement dated as of August 9, 1996 among Loral Space & Communications Ltd., Lehman Brothers Capital Partners II, L.P., Lehman Brothers Merchant Banking Portfolio Partnership L.P., Lehman Brothers Offshore Investment Partnership L.P. and Lehman Brothers Offshore Investment Partnership-Japan L.P.(8)
10.11	Registration Rights Agreement dated November 6, 1996 relating to the Registrant’s 6% Convertible Preferred Equivalent Obligations due 2006(6)
10.12	Registration Rights Agreement (Series C Preferred Stock) dated as of March 31, 1997 between Loral Space & Communications Ltd. and Finmeccanica S.p.A. and dated as June 23, 1997 among Loral Space & Communications Ltd., Aerospatiale SNI and Alcatel Espace(9)
10.13	Registration Rights Agreement (Common Stock) dated as of June 23, 1997 among Loral Space & Communications Ltd., Aerospatiale SNI and Alcatel Espace(9)
10.14	Alliance Agreement dated as of June 23, 1997 among Loral Space & Communications Ltd., Aerospatiale SNI, Alcatel Espace and Finmeccanica S.p.A.(9)
10.15	Principal Stockholder Agreement dated as of October 7, 1997 among Loral Space & Communications Ltd., Loral Satellite Corporation, Orion Network Systems, Inc. and certain Orion stockholders signatory thereto(4)
10.16	Agreement of Limited Partnership of CyberStar, L.P. dated as of June 30, 1997(11)
10.17	Purchase and Sale Agreement dated November 17, 1997 between the Federal Government of the United Mexican States and Corporativo Satelites Mexicanos, S.A. de C.V. for the purchase and sale of the capital stock of Satelites Mexicanos, S.A. de C.V. (English translation of Spanish original)(11)
10.18	Amended and Restated Membership Agreement dated and effective as of August 21, 1998 among Loral Satmex Ltd. and Ediciones Enigma, S.A. de C.V. and Firmamento Mexicano, S. de R.L. de C.V.(12)
10.19	Letter Agreement dated December 29, 1997 between Loral Space & Communications Ltd., Telefonica Autrey S.A. de C.V., Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers Inc. and Lehman Commercial Paper Inc. and related Agreement between the Federal Government of the United Mexican States, Telefonica Autrey, S.A. de C.V., Ediciones Enigma, S.A. de C.V., Loral Space & Communications Ltd., Loral Satmex Ltd. and Servicios Corporativos Satelitales, S.A. de C.V.(11)
10.20	Shareholders Agreement dated December 7, 1998 by and among Alcatel SpaceCom, Loral Space & Communications Ltd., Dr. Jürgen Schulte-Hillen and Europe*Star Limited(12)
10.21	Registration Rights Agreement dated as of January 21, 1999 relating to Registrant’s 9 1/2% Senior Notes due 2006(12)

Exhibit
Number	Description

10.22	Lease Agreement dated as of August 18, 1999 by and between Loral Asia Pacific Satellite (HK) Limited and APT Satellite Company Limited(15)
10.23	Registration Rights Agreement dated as of February 18, 2000 relating to Registrant’s 6% Series D Convertible Redeemable Preferred Stock due 2007(16)
10.24	Fee Agreement dated as of April 19, 1996 by and among Globalstar, Globalstar Telecommunications Limited, Loral Corporation, Loral Space & Communications Ltd., Qualcomm Limited Partner, Inc., Space Systems/ Loral, Inc. and DASA Globalstar Limited Partner, Inc.(18)
10.25	Intercreditor Agreement dated as of April 19, 1996 by and among Globalstar, Globalstar Telecommunications Limited, Loral Corporation, Loral Space & Communications Ltd., Qualcomm Limited Partner, Inc., Space Systems/ Loral, Inc. and DASA Globalstar Limited Partner, Inc.(18)
10.26	Credit Agreement dated as of November 17, 2000 by and among Loral Satellite, Inc., Bank of America, National Association, Bank of America Securities LLC, Credit Lyonnais and Lehman Commercial Paper, Inc.(19)
10.27.1	First Amendment to the Credit Agreement, dated as of December 21, 2001, among Loral Satellite, Inc., Bank of America, N.A., as Administrative Agent, and the other lenders parties thereto(24)
10.27.2	Form of Second Amendment to Credit Agreement, dated as of March 31, 2003, among Loral Satellite, Inc., Bank of America, N.A., as Administrative Agent, and the other lender parties thereto.†
10.28.1	Guarantee dated as of November 17, 2000 made by Loral Space & Communications Ltd.(19)
10.28.2	Form of First Amendment to Guarantee dated as of March 31, 2003 made by Loral Space & Communications Ltd.†
10.29	Assignment, Amendment and Release Agreement dated as of November 17, 2000 by and among the lenders parties to the Globalstar Credit Agreement, Loral Satellite, Inc., Loral Satcom Ltd., Loral Space & Communications Ltd., Loral Space & Communication Corporation, Globalstar, L.P. and Bank of America, National Association(19)
10.30	Amended and Restated Collateral Agreement dated as of November 17, 2000 by and among Loral Satellite, Inc. and Bank of America, National Association(19)
10.31	Form of Employment Protection Agreement(20)‡
10.31.1	Form of Amendment No. 1 to Employment Protection Agreement‡(25)
10.32	Form of Subordinated Guaranty Agreement between Loral Space & Communications Ltd. and Loral SpaceCom Corporation, with respect to the $29.7 million aggregate principal amount, 10% Subordinated Note due 2006, with a copy of the 10% Subordinated Note due 2006 included therein(21)
10.33	Warrant Agreement dated as of December 21, 2001 between Loral Space & Communications Ltd. and The Bank of New York, as warrant agent(22)
10.34	Guaranty Agreement dated as of December 21, 2001 between Loral Space & Communications Ltd. and Bankers Trust Company, as trustee(22)
10.35	Indenture, dated as of December 21, 2001, by and among Loral CyberStar, Inc., certain of its subsidiaries and Bankers Trust Company, as trustee(22)
10.36	Consent Agreement dated January 9, 2002 among the United States Department of State, Loral Space & Communications Ltd. and Space Systems/ Loral, Inc.(23)
10.37.1	Amended and Restated Credit Agreement dated as of December 21, 2001 by and among Loral SpaceCom Corporation, Bank of America, N.A., as Administrative Agent, and the other lenders parties thereto(24)
10.37.2	Form of First Amendment to Amended and Restated Credit Agreement dated as of March 31, 2003 by and among Loral SpaceCom Corporation, Bank of America, N.A., as Administrative Agent, and the other lenders parties thereto.†

Exhibit
Number	Description

10.38	Guarantee dated as of December 21, 2001 made by Loral Space & Communications Corporation and certain subsidiaries of Loral SpaceCom Corporation in favor of Bank of America, N.A., as Administrative Agent(24)
10.39	Security Agreement dated as of December 21 2001, by and among Loral SpaceCom Corporation, Space Systems/ Loral, Inc., Loral Communications Services, Inc., Loral Ground Services, L.L.C. and Bank of America, N.A., as Collateral Agent(24)
10.40.1	Pledge Agreement dated as of December 21, 2001 by and among Loral SpaceCom Corporation, Space Systems/ Loral, Inc., Loral Ground Services, L.L.C., Loral Space & Communications Corporation, Loral Communications Services, Inc. and Bank of America, N.A., as Collateral Agent(24)
10.40.2	Form of Second Amended and Restated Pledge Agreement dated as of March 31, 2003.†
10.41.1	Intercreditor and Subordination Agreement dated as of December 21, 2001 by and among Loral SpaceCom Corporation, Bank of America, N.A., as Administrative Agent for the lenders under the senior credit facility, Bank of America, N.A. as Administrative Agent for the lenders under the junior credit facility, and Bank of America, N.A., as Collateral Agent(24)
10.41.2	Form of Second Intercreditor and Subordination Agreement dated as of March 31, 2003.†
10.42	Apstar V Condosat Agreement dated as of December 10, 2002 between APT Satellite Company Limited and Loral Orion, Inc.†
12	Statement Re: Computation of Ratios†
21	List of Subsidiaries of the Registrant†
23.1	Consent of Deloitte & Touche LLP†
23.2	Consent of Deloitte & Touche LLP†

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 10 (No. 1-14180).

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 27, 1996.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 28, 1997.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 10, 1997.

(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed on February 17, 1998 (File No. 333-46407).

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the nine month period ended December 31, 1996.

(7)	Incorporated by reference from the Registration Statement on Form S-1 of Globalstar Telecommunications Limited (File No. 33-86808).

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 13, 1996.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 8, 1997.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 9, 1997.

(11)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(13)	Incorporated by reference from the Current Report on Form 8-K filed on December 21, 1999 by Globalstar Telecommunications Limited and Globalstar, L.P.

(14)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on August 6, 1999.

(15)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on August 23, 1999.

(16)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(17)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on May 3, 2000.

(18)	Incorporated by reference from Registrant’s Current Report of Form 8-K filed on July 7, 2000.

(19)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on November 20, 2000.

(20)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(21)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on December 14, 2001.

(22)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 7, 2002.

(23)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 9, 2002.

(24)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 10, 2002.

(25)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

†	Filed herewith.

‡	Management compensation plan.

(b)	Reports on Form 8-K.

Date of Report		Description

October 15, 2002	Item 5 — Other Events	Exchange Offer

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORAL SPACE & COMMUNICATIONS LTD.

By:	/s/ BERNARD L. SCHWARTZ

Bernard L. Schwartz
Chairman of the Board and
Chief Executive Officer
Dated: March 31, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ BERNARD L. SCHWARTZ Bernard L. Schwartz	Chairman of the Board and Chief Executive Officer	March 31, 2003

/s/ HOWARD GITTIS Howard Gittis	Director	March 31, 2003

/s/ ROBERT B. HODES Robert B. Hodes	Director	March 31, 2003

/s/ GERSHON KEKST Gershon Kekst	Director	March 31, 2003

/s/ CHARLES LAZARUS Charles Lazarus	Director	March 31, 2003

/s/ SALLY MINARD Sally Minard	Director	March 31, 2003

/s/ MALVIN A. RUDERMAN Malvin A. Ruderman	Director	March 31, 2003

/s/ E. DONALD SHAPIRO E. Donald Shapiro	Director	March 31, 2003

/s/ ARTHUR L. SIMON Arthur L. Simon	Director	March 31, 2003

/s/ DANIEL YANKELOVICH Daniel Yankelovich	Director	March 31, 2003

Signatures	Title	Date

/s/ ERIC J. ZAHLER Eric J. Zahler	Director, President and COO	March 31, 2003

/s/ RICHARD J. TOWNSEND Richard J. Townsend	Executive Vice President and CFO (Principal Financial Officer)	March 31, 2003

/s/ HARVEY B. REIN Harvey B. Rein	Vice President and Controller (Principal Accounting Officer)	March 31, 2003

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of Loral Space & Communications Ltd.

      We have audited the accompanying consolidated balance sheets of Loral Space & Communications Ltd. (a Bermuda company) and its subsidiaries (collectively, the “Company”) as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Notes 2 and 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangibles to adopt the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. As discussed in Note 2 to the consolidated financial statements, effective December 31, 2002, the Company changed its method of accounting for gains on extinguishment of debt to adopt the provisions of Statement of Financial Accounting Standards No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. As discussed in Notes 2 and 12 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities to adopt the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001.

DELOITTE & TOUCHE LLP

San Jose, California
March 31, 2003

LORAL SPACE & COMMUNICATIONS LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$65,936	$159,949
Accounts receivable, net	28,893	39,299
Contracts-in-process	113,154	174,192
Vendor financing receivable	38,016	—
Inventories	95,733	98,179
Other current assets	48,695	90,431

Total current assets	390,427	562,050
Property, plant and equipment, net	1,897,343	1,977,356
Cost in excess of net assets acquired, net	—	891,719
Long-term receivables	163,191	230,195
Investments in and advances to affiliates	95,443	192,355
Deposits	58,250	155,490
Deferred tax assets	—	297,528
Other assets	88,148	119,494

Total assets	$2,692,802	$4,426,187

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$131,898	$136,616
Accounts payable	58,323	147,033
Accrued employment costs	34,531	39,232
Customer advances	114,080	148,990
Accrued interest and preferred dividends	37,370	31,170
Income taxes payable	37,936	34,516
Other current liabilities	47,005	46,960

Total current liabilities	461,143	584,517
Pension and other postretirement liabilities	124,193	55,590
Long-term liabilities	207,835	190,006
Long-term debt	2,112,627	2,226,525
Minority interest	16,150	18,681
Convertible redeemable preferred stock:
6% Series C ($105,995 redemption value), $0.01 par value	104,582	—
6% Series D($21,118 redemption value), $0.01 par value	20,499	—
Commitments and contingencies (Notes 6, 8, 11, 12 and 13)
Shareholders’ (deficit) equity:
6% Series C convertible redeemable preferred stock ($81,255 and $491,994 redemption value), $.01 par value; 20,000,000 shares authorized, 3,745,485 and 9,839,874 shares issued	80,171	485,371
6% Series D convertible redeemable preferred stock ($15,582 and $305,539 redemption value), $.01 par value; 20,000,000 shares authorized, 734,135 and 6,110,788 shares issued	15,125	296,529
Common stock, $.01 par value; 750,000,000 shares authorized, 429,260,197 and 336,789,516 shares issued	4,293	3,368
Paid-in capital	3,389,035	2,771,964
Treasury stock, at cost; 174,195 shares	(3,360)	(3,360)
Unearned compensation	(151)	(81)
Retained deficit	(3,782,107)	(2,223,710)
Accumulated other comprehensive (loss) income	(57,233)	20,787

Total shareholders’ (deficit) equity	(354,227)	1,350,868

Total liabilities and shareholders’ (deficit) equity	$2,692,802	$4,426,187

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended December 31,

	2002	2001	2000

Revenues from satellite sales	$708,467	$613,880	$809,815
Revenues from satellite services	389,958	455,695	414,296

Total revenues	1,098,425	1,069,575	1,224,111
Cost of satellite sales	759,500	580,523	755,483
Cost of satellite services	259,753	290,870	301,722
Selling, general and administrative expenses	161,201	203,410	252,992

Operating loss	(82,029)	(5,228)	(86,086)
Interest and investment income	12,909	28,885	129,237
Interest expense	(77,045)	(183,931)	(170,836)
Gain (loss) on debt exchanges and investments, net	(1,189)	33,941	70,842

Loss before income taxes, equity in net losses of affiliates, minority interest, Globalstar related impairment charges and cumulative effect of change in accounting principle	(147,354)	(126,333)	(56,843)
Income tax provision	(355,042)	(2,170)	(9,375)

Loss before equity in net losses of affiliates, minority interest, Globalstar related impairment charges and cumulative effect of change in accounting principle	(502,396)	(128,503)	(66,218)
Equity in net losses of affiliates, net of tax (provision) benefit of $(5,639), $(3,050) and $309,481 in 2002, 2001 and 2000, respectively	(76,280)	(66,677)	(1,294,910)
Minority interest, net of taxes	(226)	461	3,691
Globalstar related impairment charges, net of tax benefit of $13,169	—	—	(112,241)

Loss before cumulative effect of change in accounting principle	(578,902)	(194,719)	(1,469,678)
Cumulative effect of change in accounting principle, net of taxes (Notes 7 and 12)	(890,309)	(1,741)	—

Net loss	(1,469,211)	(196,460)	(1,469,678)
Preferred dividends	(89,186)	(80,743)	(67,528)

Net loss applicable to common shareholders	$(1,558,397)	$(277,203)	$(1,537,206)

Basic and diluted loss per share (Note 15):
Before cumulative effect of change in accounting principle	$(1.79)	$(0.86)	$(5.20)
Cumulative effect of change in accounting principle	(2.39)	—	—

Loss per share	$(4.18)	$(0.86)	$(5.20)

Weighted average shares outstanding:
Basic and diluted	372,719	323,793	295,839

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
Years ended December 31, 2002, 2001 and 2000
(in thousands, except per share amounts)

			6% Series C		6% Series D
	Series A		Convertible		Convertible
	Convertible		Redeemable		Redeemable
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock

	Shares		Shares		Shares		Shares
	Issued	Amount	Issued	Amount	Issued	Amount	Issued	Amount

Balance December 31, 1999	45,897	$459	14,909	$735,437			245,204	$2,452
Shares issued:
Exercise of stock options and related tax benefits							31
Employee savings plan							3,213	32
Conversion of Series A preferred stock to common stock and issuance expenses	(45,897)	(459)					45,897	459
Conversion of Series C preferred stock to common stock and related issuance of additional common shares on conversion			(1,411)	(69,628)			3,862	39
Issuance of Series D preferred stock, net					8,000	$388,204
Warrant exercises							116	1
Forfeited unearned compensation
Amortization of unearned compensation
Amortization of restricted stock
Unearned compensation on grants to non-employees, including mark-to-market adjustment
Amortization of deferred compensation related to non- employees
Preferred dividends $3.00 per share
Net loss
Other comprehensive income
Realized gains included in net loss
Comprehensive loss

Balance December 31, 2000			13,498	665,809	8,000	388,204	298,323	2,983
Shares issued:
Exercise of stock options and related tax benefits							6
Employee savings plan							7,535	76
Conversion of Series C preferred stock to common stock and related issuance of additional common shares on conversion			(3,658)	(180,438)			20,119	201
Conversion of Series D preferred stock to common stock and related issuance of additional common shares on conversion					(1,889)	(91,675)	10,768	108
Warrant exercises							39
Warrants issued in connection with Cyberstar debt exchanges
Option grants to affiliates
Amortization of unearned compensation
Amortization of restricted stock
Unearned compensation on grants to non-employees, including mark-to-market adjustment
Amortization of deferred compensation related to non- employees
Preferred dividends $3.00 per share
Net loss
Other comprehensive loss
Comprehensive loss

Balance December 31, 2001			9,840	485,371	6,111	296,529	336,790	3,368
Shares issued:
Employee savings plan							15,357	152
Restricted stock option exercise							400	4
Conversion of Series C preferred stock to common stock and related issuance of additional common shares on conversion			(6,095)	(300,618)			40,416	404
Conversion of Series D preferred stock to common stock and related issuance of additional common shares on conversion					(5,377)	(260,905)	36,232	363
Orion note conversion							65	2
Reclass of preferred stock to mezzanine				(104,582)		(20,499)
Option grants to affiliates
Amortization of unearned compensation
Restricted stock grant
Amortization of restricted stock
Unearned compensation on grants to non-employees, including mark-to-market adjustment
Amortization of deferred compensation related to non- employees
Preferred dividends $3.00 per share
Net loss
Other comprehensive loss
Comprehensive loss

Balance December 31, 2002	—	$—	3,745	$80,171	734	$15,125	429,260	$4,293

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Accumulated	Total
					Other	Shareholder’s
	Paid-In	Treasury	Unearned	Retained	Comprehensive	(Deficit)
	Capital	Stock	Compensation	Deficit	Income (Loss)	Equity

Balance December 31, 1999	$2,347,323	$(3,360)	$(1,253)	$(409,301)	$78,907	$2,750,664
Shares issued:
Exercise of stock options and related tax benefits	252					252
Employee savings plan	25,658					25,690
Conversion of Series A preferred stock to common stock and issuance expenses	(85)					(85)
Conversion of Series C preferred stock to common stock and related issuance of additional common shares on conversion	75,471			(5,882)
Issuance of Series D preferred stock, net					388,204
Warrant exercises						1
Forfeited unearned compensation	(229)		229
Amortization of unearned compensation			846			846
Amortization of restricted stock			79			79
Unearned compensation on grants to non-employees, including mark-to-market adjustment	129		(129)
Amortization of deferred compensation related to non- employees			80			80
Preferred dividends $3.00 per share				(61,646)		(61,646)
Net loss				(1,469,678)
Other comprehensive income					21,689
Realized gains included in net loss					(69,708)
Comprehensive loss						(1,517,697)

Balance December 31, 2000	2,448,519	(3,360)	(148)	(1,946,507)	30,888	1,586,388
Shares issued:
Exercise of stock options and related tax benefits
Employee savings plan	16,455					16,531
Conversion of Series C preferred stock to common stock and related issuance of additional common shares on conversion	198,453			(18,436)		(220)
Conversion of Series D preferred stock to common stock and related issuance of additional common shares on conversion	101,489			(10,089)		(167)
Warrant exercises	1					1
Warrants issued in connection with Cyberstar debt exchanges	6,720					6,720
Option grants to affiliates	214					214
Amortization of unearned compensation			26			26
Amortization of restricted stock			63			63
Unearned compensation on grants to non-employees, including mark-to-market adjustment	113		(113)
Amortization of deferred compensation related to non- employees			91			91
Preferred dividends $3.00 per share				(52,218)		(52,218)
Net loss				(196,460)
Other comprehensive loss					(10,101)
Comprehensive loss						(206,561)

Balance December 31, 2001	2,771,964	(3,360)	(81)	(2,223,710)	20,787	1,350,868
Shares issued:
Employee savings plan	11,400					11,552
Restricted stock option exercise						4
Conversion of Series C preferred stock to common stock and related issuance of additional common shares on conversion	319,480			(28,701)		(9,435)
Conversion of Series D preferred stock to common stock and related issuance of additional common shares on conversion	285,201			(30,808)		(6,149)
Orion note conversion						2
Reclass of preferred stock to mezzanine						(125,081)
Option grants to affiliates	924					924
Amortization of unearned compensation			6			6
Restricted stock grant	150		(150)
Amortization of restricted stock			2			2
Unearned compensation on grants to non-employees, including mark-to-market adjustment	(84)		84
Amortization of deferred compensation related to non- employees			(12)			(12)
Preferred dividends $3.00 per share				(29,677)		(29,677)
Net loss				(1,469,211)
Other comprehensive loss					(78,020)
Comprehensive loss						(1,547,231)

Balance December 31, 2002	$3,389,035	$(3,360)	$(151)	$(3,782,107)	$(57,233)	$(354,227)

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,

	2002	2001	2000

Operating activities:
Net loss	$(1,469,211)	$(196,460)	$(1,469,678)
Non-cash items:
Equity in net losses of affiliates, net of taxes	84,478	66,677	1,294,910
Minority interest, net of taxes	226	(461)	(3,691)
Cumulative effect of change in accounting principle, net of taxes	890,309	1,741	—
Deferred taxes	355,335	(882)	(4,474)
Depreciation and amortization	187,002	227,779	216,263
Valuation allowance on advances related to Europe*Star	36,620	—	—
Vendor financing receivable valuation allowance	32,574	—	—
Loss on cancellation of deposits	10,000	—	—
Provisions for inventory obsolescence	14,013	5,929	4,918
Provisions for bad debt	4,308	3,360	11,544
Loss on equipment disposals	6,191	—	—
(Gain) loss on debt exchanges and investments, net	1,189	(33,941)	(70,842)
Non-cash interest (income) expense	(1,337)	39,609	37,074
Globalstar related impairment charges, net of taxes	—	—	112,241
Non-cash interest and investment income	—	—	(40,682)
Changes in operating assets and liabilities:
Accounts receivable, net	6,241	13,688	(19,992)
Contracts-in-process	97,100	15,518	185,249
Inventories	(1,604)	16,500	25,990
Other current assets	1,140	6,715	(5,133)
Long-term receivables	(1,963)	(51,401)	10,335
Deposits	58,940	9,300	34,085
Other assets	29,535	11,737	(9,247)
Accounts payable	(88,666)	(12,256)	(76,682)
Accrued expenses and other current liabilities	(19,610)	(30,665)	2,677
Customer advances	(34,910)	78,124	3,141
Income taxes payable	3,420	2,487	11,492
Pension and other postretirement liabilities	4,521	3,214	18
Long-term liabilities	(10,986)	(5,326)	10,603
Other	(28)	(505)	(1,023)

Net cash provided by operating activities	194,827	170,481	259,096

Investing activities:
Capital expenditures	(98,207)	(238,373)	(424,199)
Investments in and advances to affiliates	(40,617)	(27,692)	(170,083)
Proceeds from the sale leaseback of assets, net	—	17,393	—
Proceeds from the sales of investments	—	—	97,137
Purchase of Globalstar loans	—	—	(67,950)
Use and transfer of restricted and segregated cash	—	—	187,315

Net cash used in investing activities	(138,824)	(248,672)	(377,780)

Financing activities:
Borrowings under revolving credit facilities	145,000	115,000	55,762
Repayments under term loans	(85,000)	(81,000)	(81,250)
Repayments under revolving credit facilities	(127,000)	(134,000)	(50,000)
Interest payments on 10% senior notes	(45,954)	—	—
Repayments of export-import facility	(2,146)	(2,145)	(2,146)
Repayments of other long-term obligations	(2,179)	(3,160)	(1,917)
Preferred dividends	(29,678)	(52,218)	(61,646)
Preferred dividends on exchange offers and related expenses	(15,583)	—	—
Proceeds from other stock issuances	12,524	16,531	25,857
Payments of debt refinancing costs	—	(14,913)	—
Proceeds from the issuance of 6% Series D preferred stock, net	—	—	388,204

Net cash (used in) provided by financing activities	(150,016)	(155,905)	272,864

Increase (decrease) in cash and cash equivalents	(94,013)	(234,096)	154,180
Cash and cash equivalents — beginning of period	159,949	394,045	239,865

Cash and cash equivalents — end of period	$65,936	$159,949	$394,045

Non-cash activities:
Exchange of Loral Orion senior notes and senior discount notes for new 10% senior notes and 6.04 million Loral warrants		$910,600

Conversion of Series C preferred stock and Series D preferred stock to common stock and related issuance of additional common shares on conversions	$605,448	$300,328	$75,510

Minimum pension liability adjustment	$(63,926)	$(757)

Unrealized gains (losses) on available-for-sale securities, net of taxes	$(12,603)	$(12,314)	$22,937

Unrealized net (losses) gains on derivatives, net of taxes	$(2,676)	$3,362

Incurrence of debt to acquire creditors’ interests in Globalstar credit facility			$500,000

Conversion of Series A preferred stock to common stock			$459

Supplemental information:
Interest paid, net of capitalized interest	$124,652	$157,569	$130,314

Taxes paid, net of refunds	$2,124	$585	$2,712

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business

      Loral Space & Communications Ltd. together with its subsidiaries (“Loral” or the “Company”) is one of the world’s leading satellite communications companies with substantial activities in satellite-based communications services and satellite manufacturing. In the fourth quarter of 2002, Loral reorganized into two operating businesses in connection with Loral’s integration of the operation and management of its data business (conducted by Loral CyberStar, Inc. and CyberStar, L.P.) into its FSS business, managed and operated by Loral Skynet (see Note 16):

Fixed Satellite Services (“FSS”): Loral leases transponder capacity to customers for various applications, including television and cable broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television (“DTH”) and provides satellite telemetry, tracking and control services (“TT&C”). Loral also provides network services such as managed communications networks, Internet and intranet services, business television and business media services to its customers.

Satellite Manufacturing and Technology: Loral designs and manufactures satellites and space systems and develops satellite technology for a broad variety of customers and applications through Space Systems/ Loral (“SS/L”).

2.	Summary of Significant Accounting Policies

Basis of Presentation

      Loral, a Bermuda company, has a December 31 year-end. The consolidated financial statements for the three years ended December 31, 2002, include the results of Loral and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All intercompany transactions have been eliminated.

      Investments in Satelites Mexicanos, S.A. de C.V. (“Satmex”), Europe*Star Limited (“Europe*Star”), XTAR, L.L.C. (“XTAR”) and Globalstar, L.P. (“Globalstar”) as well as other affiliates, are accounted for using the equity method, due to the Company’s inability to control significant operating decisions. Income and losses of affiliates are recorded based on Loral’s beneficial interest. Intercompany profit arising from transactions with affiliates is eliminated to the extent of the Company’s beneficial interest. Any difference in the carrying value of these investments as compared to Loral’s interest in the underlying net assets is amortized over the life of the primary asset of the affiliate. (see New Accounting Pronouncements). Advances to affiliates consist of amounts due under extended payment terms. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other obligations exist. Loral capitalizes interest cost on its investments, until such entities commence commercial operations. Capitalized interest on investments is amortized over the life of the primary asset of the affiliate. Certain of the Company’s affiliates are subject to the risks associated with new businesses. See Notes 6 and 13.

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

      A significant portion of Loral’s satellite manufacturing and technology revenue is associated with long-term contracts which require significant estimates. These estimates include forecasts of costs and schedules, estimating contract revenue related to contract performance (including orbital incentives) and the potential

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies — (Continued)

for component obsolescence in connection with long-term procurements. Significant estimates also include the estimated useful lives of the Company’s satellites and, prior to 2002, the amortization period of cost in excess of net assets acquired. See New Accounting Pronouncements.

Risks and Uncertainties

      The Company had total long-term debt of $2.2 billion, including current portion of $132 million, outstanding at December 31, 2002, much of which matures in 2005 and 2006. On March 31, 2003, the Company amended its Loral SpaceCom and Loral Satellite Inc. credit facilities which, among other changes, amended its financial performance covenants and imposed restrictions on its capital expenditures (see Note 6). In addition to its debt service requirements, the Company’s business is capital intensive and requires substantial investment. At December 31, 2002, the Company had already incurred costs of approximately $283 million and will need to incur costs of approximately $108 million more in order to construct, launch and insure three new satellites currently under construction for the Fixed Satellite Services business. In addition, the Company has incurred costs of $271 million on a fourth satellite. Additional expenditures to launch and insure such satellite, however, will require the consent of the Company’s lenders. Subject to restrictions contained in the credit facilities, the timing of when certain of these costs will be incurred is largely discretionary.

      At December 31, 2002, the Company had an accumulated deficit of $354 million. The Company has generated cash from operating activities of $195 million, $170 million and $259 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company believes its cash, available credit and net cash provided by operating activities and certain planned investing activities will be adequate to meet its expected cash requirements through at least December 31, 2003. The Company’s planned investing activities include the receipt of approximately $60 million from the successful monetization of certain long-term customer receivables. If the Company does not complete the sale of these assets or generate sufficient cash to satisfy its debt service and operating requirements, the Company may be required to seek alternative financing, renegotiate its current financing agreements, or postpone its planned satellite construction and launch plans. Current market conditions present uncertainty as to the ability of the Company to secure additional financing, if needed. There can be no assurances as to whether these alternatives will be available or whether they would be acceptable to the Company. In addition, a delay in the Company’s planned satellite construction and launch plans could impact the Company’s ability to achieve profitability.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

Concentration of Credit Risk

      Financial instruments which potentially subject Loral to concentrations of credit risk consist principally of cash and cash equivalents, foreign exchange contracts, contracts-in-process, long-term receivables and advances and loans to affiliates (see Note 6). Loral’s cash and cash equivalents are maintained with high-credit-quality financial institutions. Historically, Loral’s customers have been primarily large multinational corporations and U.S. and foreign governments for which the creditworthiness was generally substantial. In recent years, the Company has added commercial customers which include companies in emerging markets or the development stage, some of which are highly leveraged or partially funded. Management believes that its credit evaluation, approval and monitoring processes combined with negotiated billing arrangements mitigate potential credit risks with regard to the Company’s current customer base.

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies — (Continued)

Accounts Receivable

      As of December 31, 2002 and 2001, accounts receivable was reduced by an allowance for doubtful accounts of $6.5 million and $3.8 million, respectively.

Inventories

      Inventories consist principally of parts and subassemblies used in the manufacture of satellites which have not been specifically identified to contracts-in-process, and are valued at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) or average cost method.

Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line method for satellites and related equipment over the estimated useful lives of the related assets. Depreciation is provided primarily on an accelerated method for other owned assets over the estimated useful life of the related assets, ranging from three to forty-five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements.

      Costs incurred in connection with the construction and successful deployment of the Company’s satellites and related equipment are capitalized. Such costs include direct contract costs, allocated indirect costs, launch costs, launch insurance and construction period interest. Capitalized interest related to the construction of satellites for 2002, 2001 and 2000 was $28.6 million, $23.0 million and $12.2 million, respectively. All capitalized satellite costs are amortized over the estimated useful life of the related satellite. The estimated useful life of the satellites, ranging from 12 to 18 years, was determined by engineering analyses performed at the in-service date. Satellite lives are reevaluated periodically. Losses from unsuccessful launches and in-orbit failures of the Company’s satellites, net of insurance proceeds, are recorded in the period a loss occurs.

Cost in Excess of Net Assets Acquired

      On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. In connection with the adoption, the Company recorded a non-cash charge for the cumulative effect of the change in accounting principle of $892 million, see Note 7. Prior to January 1, 2002, the excess of the cost of purchased businesses over the fair value of net assets acquired was being amortized over 40 years using the straight-line method. Accumulated amortization was $113.0 million as of December 31, 2001.

Valuation of Long-Lived Assets and Cost in Excess of Net Assets Acquired

      The carrying value of Loral’s long-lived assets, including investments in and advances to affiliates, and, prior to 2002, cost in excess of net assets acquired, is reviewed for impairment whenever events or changes in circumstances indicate that an asset may not be recoverable. The Company looks to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Fair value is determined based on quoted market values, discounted cash flows or appraisals, as appropriate in the circumstances. See New Accounting Pronouncements.

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies — (Continued)

Deposits

      Deposits primarily represent prepaid amounts on satellite launch vehicles which are expected to be utilized for the launch of customer or Company-owned satellites.

Investments in Available-For-Sale Securities and Other Securities

      The Company’s investments in publicly traded common stock are classified as available-for-sale, and are recorded at fair value, with the resulting unrealized gain or loss excluded from net loss and reported as a component of other comprehensive income (loss) until realized (see Notes 3 and 12). In 2002, the Company determined that its investment in Fantastic common stock had an other than temporary decline in its value and recognized a loss of $1 million. In 2000, the Company sold its entire interest in Sirius Satellite Radio Inc. (“Sirius”) (1.9 million shares) and 542,000 shares of Fantastic common stock, realizing net gains of $69.7 million. The Company accounts for its investment in Globalstar’s $500 million credit facility at fair value, with changes in the value (net of tax) recorded as a component of other comprehensive income (loss). See Note 6.

Revenue Recognition

      Revenue from satellite sales under long-term fixed-price contracts is recognized following the provisions of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, using the cost-to-cost percentage-of-completion method. Revenue includes the basic contract price and estimated amounts for penalties and incentive payments, including award fees, performance incentives, and estimated orbital incentives discounted to their present value at launch date. Costs include the development effort required for the production of high-technology satellites, non-recurring engineering and design efforts in early periods of contract performance, as well as the cost of qualification testing requirements. Contracts are typically subject to termination for convenience or for default. If a contract is terminated for convenience by a customer or due to a customer’s default, the Company is generally entitled to its costs incurred plus a reasonable profit.

      Revenue under cost-reimbursable type contracts is recognized as costs are incurred; incentive fees are estimated and recognized over the contract term.

      U.S. government contract risks include dependence on future appropriations and administrative allotment of funds and changes in government policies. Costs incurred under U.S. government contracts are subject to audit. Management believes the results of such audits will not have a material effect on Loral’s financial position or its results of operations.

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

      The Company provides satellite capacity and network services under lease agreements that generally provide for the use of satellite transponders and, in certain cases, earth stations and other terrestrial communications equipment for periods generally ranging from one year to the end of life of the satellite. Some of these agreements have certain obligations, including providing spare or substitute capacity, if available, in the event of satellite failure. If no spare or substitute capacity is available, the agreement may be terminated. Revenue under transponder lease and network services agreements is recognized as services are performed, provided that a contract exists, the price is fixed or determinable and collectibility is reasonably assured.

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies — (Continued)

Revenues under contracts that include fixed lease payment increases are recognized on a straight-line basis over the life of the lease.

      Other terrestrial communications equipment represents network elements (antennas, transmission equipment, etc.) necessary to enable communication between multiple terrestrial locations through a customer-selected satellite communications service provider. Revenue from equipment sales is primarily recognized upon acceptance by the customer, provided that a contract exists, the price is fixed or determinable and collectibility is reasonably assured. Revenue from equipment sales under long-term fixed price contracts is recognized using the cost-to-cost percentage-of-completion method. Losses on contracts are recognized when determined and revisions in profit estimates are reflected in the period in which the conditions that require the revision become known and are estimable. Revenues under arrangements that include both services and equipment elements are allocated based on the relative fair values of the elements of the arrangement.

Research and Development

      Independent research and development costs, which are expensed as incurred, were $16 million, $32 million and $48 million for 2002, 2001 and 2000, respectively, and are included in selling, general and administrative expenses.

Foreign Exchange Contracts

      Loral enters into foreign exchange contracts as hedges against exchange rate fluctuations of future accounts receivable and accounts payable under contracts-in-process which are denominated in foreign currencies. Prior to 2001, realized and unrealized gains and losses on foreign exchange contracts designated as hedges were deferred and recognized over the lives of the related contracts-in-process. On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), which among other things requires that all derivative instruments be recorded on the balance sheet at their fair value. See Note 12.

Stock-Based Compensation

      As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), Loral accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its interpretations. The Company accounts for stock-based awards to non-employees in accordance with SFAS 123 and its interpretations (see New Accounting Pronouncements).

Income Taxes

      As a Bermuda company, Loral Space & Communications Ltd. is subject to U.S. federal, state and local income taxation at regular corporate rates plus an additional 30% “branch profits” tax on any income that is effectively connected with the conduct of a U.S. trade or business. Loral’s U.S. subsidiaries are subject to regular corporate tax on their worldwide income.

      Deferred income taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying statutory tax rates in effect for the year during which the differences are expected to reverse. The deferred tax assets are reduced by a valuation allowance to the extent it is more likely than not that the deferred tax assets will not be realized. See Note 9.

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies — (Continued)

New Accounting Pronouncements

      SFAS 143

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt SFAS 143 on January 1, 2003. The Company believes that there will be no effect on the Company’s consolidated financial position or results of operations upon the adoption of SFAS 143 on January 1, 2003.

      SFAS 144

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company has determined that there was no effect on the Company’s consolidated financial position or results of operations upon the adoption of SFAS 144 on January 1, 2002.

      SFAS 145

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 generally requires that any gains or losses on extinguishment of debt in current or prior periods be classified as other income (expense), beginning in fiscal 2003, with early adoption encouraged. In the fourth quarter of 2002, the Company adopted the provisions of SFAS No. 145 and reclassified the previously recorded extraordinary gain of $34 million on Loral Orion’s debt exchanges in 2001 to gain on debt exchanges and investments, net in its consolidated statements of operations (see Note 8).

      SFAS 146

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 replaces EITF Issue No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

      SFAS 148

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), an amendment of SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies — (Continued)

stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the amended disclosure requirements and will include such amended disclosures in its future quarterly and annual filings.

      Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six to twelve months following vesting; stock volatility, 90% in 2002, 75% in 2001, and 45% in 2000; risk free interest rate, 3.6% to 6.6% based on date of grant; and no dividends during the expected term. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The following table summarizes what the Company’s pro forma net loss and pro forma loss per share would have been if the fair value method under SFAS 123 was used (in millions):

	For the Years Ended December 31,

	2002	2001	2000

Reported loss before cumulative effect of change in accounting principle	$(578.9)	$(194.7)	$(1,469.7)
Add: Total stock based compensation charged to operations under the intrinsic value method, net of taxes	1.0
Less: Total stock based employee compensation determined under the fair value method for all awards, net of taxes	(15.9)	(15.5)	(15.8)

Pro forma net loss before cumulative effect of change in accounting principle	(593.8)	(210.2)	(1,485.5)
Cumulative effect of change in accounting principle	(890.3)	(1.7)	—

Pro forma net loss	(1,484.1)	(211.9)	(1,485.5)
Preferred dividends	(89.2)	(80.7)	(67.5)

Pro forma net loss applicable to common shareholders	$(1,573.3)	$(292.6)	$(1,553.0)

Reported basic and diluted loss per share before cumulative effect of change in accounting principle	$(1.79)	$(0.86)	$(5.20)
Pro forma basic and diluted loss per share before cumulative effect of change in accounting principle	(1.83)	(0.90)	(5.25)
Reported loss per share applicable to common shareholders	(4.18)	(0.86)	(5.20)
Pro forma loss per share applicable to common shareholders	(4.22)	(0.90)	(5.25)

      FIN 45

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies — (Continued)

December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of 2002. The Company is currently evaluating the recognition provisions of FIN 45.

Reclassifications

      Certain reclassifications have been made to conform prior year amounts to the current year’s presentation.

3.	Accumulated Other Comprehensive Income (Loss)

      The components of accumulated other comprehensive income (loss) are as follows (in thousands):

			Years ended
	December 31,		December 31,

	2002	2001	2002	2001	2000

Cumulative translation adjustment	$(1,909)	$(1,905)	$(4)	$(392)	$(1,248)
Derivatives classified as cash flow hedges, net of taxes:
Cumulative transition adjustment			—	1,220	—
Net (decrease) increase in foreign currency exchange contracts			(1,142)	13,125	—
Reclassifications into revenue and cost of sales from other comprehensive income			(1,534)	(10,983)	—

Unrealized net gains (losses) on derivatives	686	3,362	(2,676)	3,362	—
Increase (decrease) in unrealized gains on available-for-sale securities, net of taxes	7,484	20,087	(12,603)	(12,314)	22,937
Minimum pension liability adjustment	(64,683)	(757)	(63,926)	(757)	—
Less: realized losses (gains) on available-for-sale securities included in net loss	1,189	—	1,189	—	(69,708)

Accumulated other comprehensive income (loss)	$(57,233)	$20,787	$(78,020)	$(10,101)	$(48,019)

      As of December 31, 2002, the Company anticipates reclassifying $2.5 million of the balance of derivatives classified as cash flow hedges in OCI to earnings in the next year. See Note 9 for the related tax amounts for the table above.

4.     Contracts-in-Process and Long-Term Receivables

Contracts-in-Process

	December 31,

	2002	2001

	(in thousands)
U.S. government contracts:
Amounts billed	$1,735	$1,613
Unbilled receivables	4,829	3,650

	6,564	5,263

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Contracts-in-Process and Long-Term Receivables — (Continued)

	December 31,

	2002	2001

	(in thousands)
Commercial contracts:
Amounts billed	62,002	157,153
Unbilled receivables	44,588	11,776

	106,590	168,929

	$113,154	$174,192

      Unbilled amounts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed in accordance with the contract terms, typically upon shipment of the product, achievement of contractual milestones, or completion of the contract and, at such time, are reclassified to billed receivables.

     Long-Term Receivables

      Billed receivables relating to long-term contracts are expected to be collected within one year. Loral classifies billings deferred and the orbital component of unbilled receivables expected to be collected beyond one year as long-term. Receivable balances related to satellite orbital incentive payments and billings deferred as of December 31, 2002 are scheduled to be received as follows (in thousands):

Long-Term
Receivable

2003	$17,582
2004	19,827
2005	19,618
2006	19,548
2007	17,718
Thereafter	86,480

180,773
Less, current portion included in contracts-in-process	(17,582)

Long-term receivables	$163,191

      As of December 31, 2002, Loral owed orbital incentive obligations of $35.7 million to a subcontractor for which Loral has a corresponding long-term receivable from the customer. Payments of such amounts for the years 2003 through 2007 are as follows (in millions): $4.1, $4.1, $3.7, $4.2 and $4.1 and are contingent upon collection of the related receivables.

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Property, Plant and Equipment

	December 31,

	2002	2001

	(in thousands)
Land and land improvements	$24,761	$25,206
Buildings	85,664	79,142
Leasehold improvements	21,633	21,770
Satellites in-orbit, including satellite transponder rights of $298.4 million	1,642,175	1,642,175
Satellites under construction	554,453	469,762
Earth stations	71,777	68,741
Equipment, furniture and fixtures	279,033	273,729
Other construction in progress	27,759	43,174

	2,707,255	2,623,699
Accumulated depreciation and amortization	(809,912)	(646,343)

	$1,897,343	$1,977,356

      Depreciation and amortization expense for property, plant and equipment was $182.9 million, $192.8 million and $182.4 million in 2002, 2001 and 2000, respectively. Accumulated depreciation and amortization as of December 31, 2002 and 2001 includes $74.7 million and $51.8 million, respectively, related to satellite transponders where Loral has the rights to transponders for the remaining life of the related satellite.

      The transponder capacity on satellites in-orbit are either leased by customers or held for lease by the Company. Future minimum lease receipts due from customers under long-term operating leases for transponder capacity on the Company’s satellites in-orbit and for service agreements as of December 31, 2002, are as follows (in thousands):

2003	$253,258
2004	201,754
2005	151,974
2006	114,197
2007	105,641
Thereafter	454,087

$1,280,911

      On September 20, 2002, Loral, through its Loral Orion subsidiary, entered into an agreement with APT pursuant to which Loral will purchase a 50% interest in the Telstar 18/ Apstar V satellite, a satellite under construction by SS/ L for APT. Loral’s aggregate purchase price for its 50% interest in the satellite is $115.1 million, representing 50% of the current estimated project cost of constructing, launching and insuring the Telstar 18/ Apstar V satellite, which purchase price will be adjusted if the actual project cost is greater or less than $230.2 million. In addition, Loral has agreed to bear the cost of modifying the footprint of one of the Ku-band beams on the satellite. Pursuant to Loral’s agreement with APT, Loral will pay one-half of the purchase price prior to launch for 13.5 transponders on the satellite, a portion of which will be funded by existing launch vehicle deposits. The corresponding cumulative costs relating to these transponders have been reflected as satellites under construction on Loral’s condensed consolidated balance sheet as of December 31, 2002. Subject to certain acceleration rights on the part of Loral, the remainder of the purchase price for the second 13.5 transponders will be paid by Loral Orion as follows: on the second anniversary of the satellite’s in-service date, $10.66 million for 2.5 additional transponders; on the third anniversary of the satellite’s in-service date, $12.79 million for three additional transponders; and on each of the fourth and fifth anniversaries of the

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Property, Plant and Equipment — (Continued)

satellite’s in-service date, $17.05 million for four additional transponders. Title to these transponders will pass to Loral upon its payments thereon. This agreement results in a proportionate amount of the Telstar 18/ Apstar V satellite becoming a self-constructed asset in Loral’s condensed consolidated financial statements. For the year ended December 31, 2002, $71 million of revenues and $14 million of profits were included in intercompany eliminations to reflect this amended arrangement with APT. Amounts attributable to the transponders to be acquired from APT in the future of $23 million are being treated for accounting purposes as a repurchase obligation based on the present value of such obligations and are included in satellites under construction and long-term liabilities on Loral’s consolidated balance sheet as of December 31, 2002. As a result of finalizing the Telstar 18/ Apstar V launch arrangements in March 2003, Loral agreed to take two fewer transponders without any corresponding change to the transponder cost borne by each of the parties.

6.     Investments in and Advances to Affiliates

      Investments in and Advances to Affiliates consists of (in thousands):

	December 31,

	2002	2001

Satmex equity investments	$50,761	$74,554
Europe*Star equity investments and advances	—	82,346
XTAR equity investment	24,575	2,781
Globalstar:
Acquired notes and loans ($630 million and $624 million principal and accrued interest as of December 31, 2002 and 2001 respectively	20,107	32,674
Vendor financing ($250 million and $249 million principal and accrued interest as of December 31, 2002 and 2001, respectively)	—	—

	$95,443	$192,355

      Equity in net (losses) income of affiliates consists of (in thousands):

	Years ended December 31,

	2002	2001	2000

Satmex, net of taxes	$(25,067)	$(12,046)	$18,786
Europe*Star, net of taxes	(41,586)	(28,110)	(6,499)
XTAR, net of taxes	(7,017)	(498)	—
Globalstar and Globalstar service provider partnerships, net of taxes	(2,610)	(24,915)	(1,294,675)
Other affiliates, net of taxes	—	(1,108)	(12,522)

	$(76,280)	$(66,677)	$(1,294,910)

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Investments in and Advances to Affiliates — (Continued)

      The consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	Years ended December 31,

	2002	2001	2000

Revenues	$85,920	$100,924	$161,730
Interest and investment income	1,177	1,177	70,616
Interest expense capitalized on development stage enterprises	1,252	120	4,846
Profits relating to affiliate transactions not eliminated	9,887	3,735	26,630
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(10,921)	(1,527)	(7,245)
Amortization of deferred credit, excess carrying value, capitalized interest and profits relating to investments in affiliates	(508)	(538)	29,444

     Satmex

      In connection with the privatization of Satmex by the Mexican Government of its fixed satellite services business, Loral and Principia formed a joint venture, Firmamento Mexicano, S.A. de R.L. de C.V. (“Holdings”). In 1997, Holdings acquired 75% of the outstanding capital stock of Satmex. As part of the acquisition, Servicios Corporativos Satelitales, S.A. de C.V. (“Servicios”), a wholly owned subsidiary of Holdings, issued a seven-year Government Obligation (“Government Obligation”) to the Mexican Government in consideration for the assumption by Satmex of the debt incurred by Servicios in connection with the acquisition. The Government Obligation had an initial face amount of $125 million, which accretes at 6.03% and expires in December 2004. The debt of Satmex and Holdings is non-recourse to Loral and Principia. However, Loral and Principia have agreed to maintain assets in a collateral trust in an amount equal to the value of the Government Obligation through December 30, 2000 and, thereafter, in an amount equal to 1.2 times the value of the Government Obligation until maturity. As of December 31, 2002, Loral and Principia have pledged their respective shares in Holdings in such trust. Loral has a 65% economic interest in Holdings and a 49% indirect economic interest in Satmex. Loral accounts for Satmex using the equity method. The covenants of Satmex’s debt instruments restrict the ability of Satmex to pay dividends to Loral.

      In August 2000, Satmex announced that its Solidaridad 1 satellite ceased operation and was irretrievably lost. The loss was caused by the failure of the back-up control processor on board the satellite. Solidaridad 1, which was built by Hughes Space and Communications (now Boeing Satellite Systems “Boeing”) and launched in 1994, experienced a failure of its primary control processor in April 1999, and had been operating on its back-up processor since that time. The majority of Solidaridad 1 customers were provided replacement capacity on other Satmex satellites or on satellites operated by Loral Skynet. The loss of Solidaridad 1 was fully covered by insurance proceeds. In connection with this loss, Satmex recognized after-tax gains of $5 million in 2002 and 2001 and $67 million in 2000, which resulted from the insurance proceeds in excess of the carrying amount of the satellite and the estimated incremental costs associated with providing replacement capacity, as required by its contracts with its customers. Satmex has contracted with SS/ L to build a replacement satellite, known as Satmex 6, for $130 million which is scheduled to be launched in the third quarter of 2003, and is designed to provide broader coverage and higher power levels than any other satellite currently in the Satmex fleet. SS/L had a receivable from Satmex at December 31, 2002 of $4 million pertaining to Satmex 6.

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Investments in and Advances to Affiliates — (Continued)

      Satmex is currently pursuing loans supported by export credit agencies to raise additional financing for its Satmex 6 satellite project. On March 6, the Export Import Bank of the United States (“Eximbank”), pursuant to a meeting of its Board of Directors, referred the Satmex loan guaranty application to the United States Congress. Pending a mandatory 35-day review period, Satmex expects the application to return to the Eximbank board for formal approval. There can be no assurance that Satmex will be able to obtain such approval. These export loans, and certain additional financings, will be needed by Satmex to fund the Satmex 6 project and repay existing secured debt. If Satmex is unable to successfully obtain the export loans and this additional financing, the Company’s investment in Satmex and receivables therefrom may be adversely affected.

      At December 31, 2002, Solidaridad 2 had a remaining estimated useful life of six years. Solidaridad 2 was also manufactured by Boeing and is similar in design to Solidaridad 1 and to other Boeing satellites which have experienced in-orbit component failures. While Satmex was able to obtain a renewal of the in-orbit insurance for Solidaridad 2 in November 2002, this policy does not insure against an in-orbit failure due to the loss of the satellite’s control processor, the same component that caused the loss of Solidaridad 1 and other Boeing satellites. An uninsured loss of the satellite could have a material adverse effect on Satmex’s results of operations and financial condition.

      In May 2000, Satellites Enigma S.A. de C.V., a subsidiary of Principia, exercised its option to purchase 104,105 shares of Satmex’s preferred stock from Loral for $6.6 million in cash and Loral realized a gain of $1 million, which is included in gain on investments on Loral’s consolidated statements of operations.

      The following table presents summary financial data for Satmex as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 (in thousands):

	Years ended December 31,

	2002	2001	2000(1)

Statement of operations data:
Revenues	$85,011	$128,044	$136,441
Operating income (loss)	(1,388)	35,095	34,315
Net income (loss)	(19,932)	(3,112)	55,184
Net income (loss) applicable to common stockholders	(21,440)	(4,619)	53,677

	December 31,

	2002	2001

Balance sheet data:
Current assets	$51,857	$200,507
Total assets	1,011,094	1,089,278
Current liabilities	31,036	44,791
Long-term debt	523,374	555,000
Long-term liabilities	88,005	100,879
Shareholders’ equity	368,677	388,608

(1)	During 2000, Satmex recognized an after-tax gain of $67 million from its net insurance recovery on the loss of a satellite.

Europe*Star

      Europe*Star, a joint venture between Loral and Alcatel that owns and operates the Europe*Star 1 satellite, commenced service in 2001 and is a member of the Loral Global Alliance, which is led by Loral

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Investments in and Advances to Affiliates — (Continued)

Skynet. In the fourth quarter of 2002, the Company’s investment in Europe*Star was reduced to zero, as the Company recorded valuation allowances of $38 million on vendor financing provided on the Europe*Star program and on receivables related to Europe*Star due to collection concerns and recorded an impairment charge relating to its investment in Europe*Star of $7 million. As a result, any future losses attributable to Europe*Star will not be recognized by Loral. During 2001 and 2000, Loral invested $4 million and $6 million, respectively, in Europe*Star. As of December 31, 2002 Loral owned 47% of Europe*Star. Pursuant to the terms of the shareholders agreement, Loral has permitted Alcatel to fund additional expenditures to develop Europe*Star’s business and infrastructure through $181 million in loans to the venture, which Alcatel claims are payable on demand.

      The following table presents summary financial data for Europe*Star as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 (in thousands):

	Years ended December 31,

	2002	2001	2000

Statement of operations data:
Revenues	$16,090	$13,743	$—
Operating loss	(23,162)	(33,714)	(14,391)
Net loss applicable to shareholders	(74,773)	(58,995)	(15,338)

	December 31,

	2002	2001

Balance sheet data:
Current assets	$2,320	$5,186
Total assets	332,327	383,884
Current liabilities	86,976	82,942
Long-term liabilities	4,088	10,423
Loans from partners’	263,215	237,698
Net partners’ (deficit) capital	(21,952)	52,821

XTAR

      XTAR, a joint venture between Loral and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”), a consortium comprised of leading Spanish telecommunications companies, including Hispasat, S.A., and agencies of the Spanish government, plans to construct and launch an X-band satellite to provide X-band services to government users in the United States and Spain, as well as other friendly and allied nations. XTAR is owned 56% by Loral (accounted for under the equity method since the Company does not control certain significant operating decisions) and 44% by Hisdesat. In addition, XTAR has agreed to lease certain transponders on the Spainsat satellite, which is being constructed for Hisdesat. As of December 31, 2002, the partners, in proportion to their respective ownership interests, have contributed $55 million to XTAR. XTAR is seeking to raise the remaining amount of the funds it needs to construct and launch its satellite through vendor and other third-party financings. If XTAR is unable to raise the remaining funds it needs to construct, launch and operate its satellite, it would adversely effect the Company’s investment in XTAR. Loral has no further obligations with respect to XTAR. SS/L is currently constructing both the XTAR and Spainsat satellites under contracts aggregating $185 million and is eliminating profit on these contracts to the extent of the Company’s beneficial interest in XTAR.

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Investments in and Advances to Affiliates — (Continued)

Globalstar

      The Company accounts for its investment in Globalstar on the equity method due to its inability to control significant operating decisions at Globalstar. In 2000, Loral’s allocated share of Globalstar’s losses and Globalstar’s impairment charges reduced Loral’s investment in and advances to Globalstar to zero (see below). Accordingly, there is no longer any requirement for Loral to provide for its allocated share of Globalstar’s net losses subsequent to December 31, 2000. The Company accounts for its investment in Globalstar’s $500 million credit facility at fair value, with changes in the value (net of tax) recorded as a component of other comprehensive loss (see Notes 3 and 12 to Loral’s consolidated financial statements). The Company recorded unrealized net (losses) gains after taxes as a component of other comprehensive (loss) income of $(13) million, $(12) million and $33 million in 2002, 2001 and 2000, respectively, in connection with this security.

      During 2002, the Company recorded a $9 million charge to equity in net losses of affiliates relating to liabilities it had guaranteed in connection with a Globalstar service provider partnership, which were paid in 2002.

      In connection with recording its share of Globalstar’s operating losses in 2000 (see below), the Company recorded as a charge to equity in net losses of affiliates of $22.3 million representing the estimated probable uncollectible costs relating to subcontractor obligations to be incurred by the Company on Globalstar’s behalf. In 2002, the Company recovered a claim with a vendor on the Globalstar program. Of this recovery, $14 million ($8 million after taxes) is reflected in the statement of operations as equity income related to Globalstar, which, when combined with the recovery of $8.5 million ($5.5 million, after taxes) recorded in 2001, fully offset the probable uncollectible costs originally recorded. Globalstar or its creditors may assert a claim to some portion or all of the 2002 recovery. If so, the Company will vigorously dispute any such claim.

      On February 15, 2002, Globalstar and certain of its direct subsidiaries filed voluntary bankruptcy petitions under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court for the District of Delaware (the “Court”). In connection therewith, Loral/ Qualcomm Satellite Services, L.P., the managing general partner of Globalstar, its general partner, Loral/ Qualcomm Partnership, L.P. (“LQP”), and certain of Loral’s subsidiaries that serve as general partners of LQP also filed voluntary bankruptcy petitions with the Court. As a result of Globalstar’s bankruptcy petition, several of Globalstar’s debt facilities and other debt obligations have been accelerated and are immediately due and payable. Subcontractors have assumed $74 million of vendor financing that SS/L has provided to Globalstar at December 31, 2002, which includes $47 million which is non-recourse to SS/L in the event of non-payment by Globalstar due to bankruptcy and is included in long-term liabilities in the consolidated balance sheets.

      On February 25, 2003, Globalstar entered into, and on March 6, 2003, the Court approved, a debtor-in-possession (“the DIP Agreement”) credit agreement with Blue River Capital LLC, Columbia Ventures Corporation, ICO Investment Corp., Iridium Investors, LLC and Loeb Partners Corp. Pursuant to this DIP Agreement, these five lenders, of whom three are members of Globalstar’s official unsecured creditors’ committee, will make up to $10 million available to Globalstar on the terms and subject to the conditions set forth in the DIP Agreement. The Court also granted Globalstar’s motion to establish, and Globalstar has commenced, a process to find potential outside investors to help the company emerge from bankruptcy. There can be no assurance that Globalstar will be successful in finding such additional investors, that Globalstar and its creditors will be able to reach an agreement with any interested investors, that any proposed plan of reorganization for Globalstar will be approved by the Court or that Globalstar will be successfully reorganized.

      On March 14, 2003, Loral signed a term sheet with Globalstar and Globalstar’s official creditors committee to resolve certain issues related to Globalstar and Globalstar’s restructuring. Among other things, the settlement incorporated in the term sheet, which is subject to definitive documentation and approval by

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Investments in and Advances to Affiliates — (Continued)

the Court (as to which there can be no assurance), Globalstar would grant to Loral, subject to certain conditions, a general release of all claims Globalstar might have against Loral; the parties would seek to provide Loral with one seat on the board of directors of reorganized Globalstar; approximately 50% of Loral’s unsecured claims against Globalstar would be allowed, or approximately $438 million; and the debt owed to Globalstar by three foreign service providers in which Loral has a substantial equity interest (Globalstar do Brasil, Globalstar de Mexico and GlobalTel), of an aggregate of $7.2 million would be eliminated. In consideration, Loral would transfer to Globalstar eight spare satellites ordered by Globalstar but not fully paid for; certain agreements that provided a joint venture in which Loral is a participant with exclusivity in marketing certain Globalstar services in the U.S. would be terminated, with a new joint venture being formed among Globalstar and Loral to exclusively market Globalstar services to certain governmental agencies in the U.S.; the FCC license authorizing the Globalstar service, which in any event was being held by a joint venture in which Loral is a participant for the exclusive benefit of Globalstar, would be transferred to Globalstar; Loral’s equity interest in the Globalstar Canadian service provider would be transferred to Globalstar; a $10 million obligation of the Canadian service provider owed to Loral at December 31, 2002 would be reduced by $7.2 million and the remaining debt obligation would be converted from a demand note into a five-year term note; Loral’s unsecured claims against Globalstar would be reduced by approximately 50% or approximately $438 million; the unused prepayment ($2,260,000) on a Globalstar contract under which there is a stop work order would be returned to Globalstar by Loral; a $250,000 termination fee that may come due under that contract would be waived; Loral would cooperate toward a reorganization of Globalstar; and the Loral employees on Globalstar’s management committee would resign. Loral does not expect any material impact on its results of operations or financial position as a result of this settlement.

      The Company’s investment in Globalstar related activities on its balance sheet as of December 31, 2002 was $20 million, representing the fair value of its investment in Globalstar’s $500 million credit facility which was based on the trading values of Globalstar’s public debt at December 31, 2002. If Globalstar is unable to effectuate a successful restructuring, the Company’s remaining investment in Globalstar’s $500 million credit facility would be impaired, which would have no effect on the Company’s results of operations. Loral’s investment in the operations of those Globalstar service provider ventures in which it participates as an equity owner was $1 million in 2002 and is expected to be zero in 2003. In 2002, the Company paid $10 million it had guaranteed in connection with a Globalstar service provider partnership. These Globalstar service providers have constructed and operate gateways, are licensed to provide services and, through their sales and marketing organizations, are actively selling Globalstar service, in their respective territories. As of December 31, 2002, the Company’s direct and indirect investment in connection with Globalstar related activities included about 38% of Globalstar’s common equity (including GTL common stock), about 27% of its debt, an investment in Globalstar Telecommunications Limited preferred stock and investments in and advances to Globalstar service provider partnerships. The Company also has 3.45 million warrants to acquire Globalstar partnership interests at $91 per interest. As of December 31, 2002, the market value of the 9.9 million shares of GTL stock owned by Loral, based on the last reported sale was $0.5 million. The Company has outstanding options to certain of its officers and directors to purchase approximately 16% of the GTL common shares owned by Loral, at an exercise price of $7.09 per share.

      During 2000, Loral recorded after-tax charges of approximately $1.4 billion ($1.7 billion pre-tax) related to Loral’s investments in and advances in connection with Globalstar related activities, consisting of Loral’s share of after-tax operating losses of $1.29 billion or approximately $1.6 billion on a pre-tax basis (including approximately $882 million representing Loral’s after-tax share of Globalstar’s impairment charges or approximately $1.2 billion on a pre-tax basis) and after-tax impairment charges of $112 million ($125 million pre-tax), resulting from the write-down of investments in and advances to Globalstar service provider partnerships to their estimated fair values as of December 31, 2000.

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Investments in and Advances to Affiliates — (Continued)

      SS/L was the prime contractor for the construction and launch of Globalstar’s satellites, under construction contracts aggregating approximately $2.2 billion, which are substantially complete. SS/L awarded subcontracts to third parties, including other investors in Globalstar, for substantial portions of the work under these contracts.

      The following table presents summary financial data for Globalstar for the year ended December 31, 2000 (in thousands):

Year Ended
December 31, 2000

Statement of operations data:
Revenues	$3,650
Operating loss (including an impairment charge of $2,939,790 in 2000)	3,472,998
Net loss	3,785,671
Preferred distributions	30,730
Net loss applicable to ordinary partnership interests	3,816,401

Other Affiliates

      Other affiliate equity investments include Loral’s investment in Mabuhay Space Holdings Limited (“Mabuhay”), which owns and operates certain satellite transponders. As of December 31, 2000, the Company’s investment in Mabuhay was reduced to zero, as the Company recorded impairment charges relating to its investment in Mabuhay in 2000 of $12 million, net of related tax benefits.

7.	Accounting for Goodwill and Other Acquired Intangible Assets

      On January 1, 2002, the Company adopted SFAS 142, which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. SFAS 142 also changed the evaluation criteria for testing goodwill for impairment from an undiscounted cash flow approach, which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17, Intangible Assets, to a test based on fair value. Fair value is determined by the amount at which an asset or liability could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and must be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value must be based on the best information available, including prices for similar assets and liabilities and the results of using other valuation techniques, such as public company trading multiples, future discounted cash flows and merger and acquisition transaction multiples.

Goodwill

      In accordance with SFAS 142, the Company’s previously recognized cost in excess of net assets acquired (“goodwill”) of $892 million for business acquisitions accounted for under the purchase method of accounting completed prior to July 1, 2001, was reviewed under the new transitional guidance as of January 1, 2002. Goodwill had been previously assigned to the Company’s business segments as follows (based on the net book value at December 31, 2001): FSS $597 million, satellite manufacturing and technology $286 million and data services $9 million. The Company hired professionals in the valuation consulting business to determine the fair

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accounting for Goodwill and Other Acquired Intangible Assets — (Continued)

value of each of the Company’s reporting units. Since there were no quoted market prices in active markets for the Company’s reporting units, the measurement of fair value for each reporting unit was based on the best information available for that reporting unit, including reasonable and supportable assumptions and projections, as follows: (1) FSS — public company trading multiples, (2) satellite manufacturing and technology — future discounted cash flows, and (3) data services — merger and acquisition transaction multiples. Based on the fair values concluded on by those professionals, management determined that the goodwill for each of the Company’s reporting units under the new guidance in SFAS 142 was fully impaired. Accordingly, as of January 1, 2002, the Company recorded a non-cash charge for the cumulative effect of the change in accounting principle of $890 million.

      The charge is the result of a change in the evaluation criteria for goodwill from an undiscounted cash flow approach which was previously utilized under the guidance in Accounting Principles Board Opinion No. 17, Intangible Assets, to the fair value approach which is stipulated in SFAS 142.

      The following table presents the actual financial results and as adjusted financial results without the amortization of goodwill for the Company for the years ended December 31, 2001 and 2000 (in thousands, except per share amounts):

	Year Ended		Year Ended
	December 31, 2001		December 31, 2000

	Actual	As Adjusted	Actual	As Adjusted

Reported loss before cumulative effect of change in accounting principle	$(194,719)	$(194,719)	$(1,469,678)	$(1,469,678)
Add back amortization of goodwill, net of taxes	—	26,628	—	50,438 (1)

Loss before cumulative effect of change in accounting principle	(194,719)	(168,091)	(1,469,678)	(1,419,240)
Cumulative effect of change in accounting principle, net of taxes	(1,741)	(1,741)	—	—

Net loss	(196,460)	(169,832)	(1,469,678)	(1,419,240)
Preferred dividends	(80,743)	(80,743)	(67,528)	(67,528)

Net loss applicable to common shareholders	$(277,203)	$(250,575)	$(1,537,206)	$(1,486,768)

Reported basic and diluted loss per share before cumulative effect of change in accounting principle		$(0.86)		$(5.20)
Add back goodwill amortization per share		0.09		0.17

As adjusted loss per share before cumulative effect of change in accounting principle		(0.77)		(5.03)
Cumulative effect of change in accounting principle		—		—

Adjusted loss per share		$(0.77)		$(5.03)

(1)	Includes $24 million reflected in equity in net losses of affiliates.

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accounting for Goodwill and Other Acquired Intangible Assets — (Continued)

Other Acquired Intangible Assets

      The Company evaluated the useful lives of its other acquired intangible assets in connection with the adoption of SFAS 142 and determined that no changes to the useful lives were necessary.

      Other acquired intangible assets are included in other assets in the Company’s consolidated balance sheets as follows (in millions):

	December 31, 2002		December 31, 2001

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Regulatory fees	$22.7	$(4.6)	$22.7	$(3.0)
Other intangibles	13.0	(8.4)	13.0	(6.6)

Total	$35.7	$(13.0)	$35.7	$(9.6)

      The weighted average remaining amortization period for regulatory fees was eight years and for other intangibles was three years, as of December 31, 2002.

      Total pre-tax amortization expense for other acquired intangible assets was $3.4 million for each of the three years in the period ended December 31, 2002. Annual pre-tax amortization expense for other acquired intangible assets for the five years ended December 31, 2007 is estimated to be as follows (in millions):

2003	$3.4
2004	3.3
2005	2.5
2006	1.4
2007	1.4

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Long-Term Debt

	December 31,

	2002	2001

	(in thousands)
Loral Orion 10.00% senior notes due 2006:
Principal amount	$612,704	$612,704
Accrued interest (deferred gain on debt exchanges)	245,080	291,034
Loral Satellite term loan, 5.60% and 5.64% at December 31, 2002 and 2001, respectively	249,000	294,000
Loral Satellite revolving credit facility, 4.67% and 5.14% at December 31, 2002 and 2001, respectively	179,000	136,000
LSC term loan facility, 5.03% and 4.17% at December 31, 2002 and 2001, respectively	360,000	400,000
LSC revolving credit facility, 5.05% and 4.17% at December 31, 2002 and 2001, respectively	140,000	165,000
9.50% Senior notes due 2006.	350,000	350,000
Export-Import credit facility	6,434	8,580
Other	535	557
Non-recourse debt of Loral Orion:
11.25% Senior notes due 2007 (principal amount $37 million at December 31, 2002 and 2001)	39,762	40,385
12.50% Senior discount notes due 2007 (principal amount at maturity and accreted principal amount $49 million	53,982	54,696
Other	8,028	10,185

Total debt	2,244,525	2,363,141
Less, current maturities	131,898	136,616

	$2,112,627	$2,226,525

Satellite Credit Agreement

      On December 21, 2001, Loral Satellite, Inc. (“Loral Satellite”), a subsidiary of Loral Space & Communications Corporation, which in turn is a subsidiary of Loral, entered into the first amendment to the $500 million secured credit agreement dated as of November 17, 2000 by and among Loral Satellite, Bank of America as Administrative Agent, and the other lending parties thereto (the “Satellite Credit Agreement”). The first amendment provides for a $200 million revolving credit facility expiring January 7, 2005 and a term loan of which $249 million was outstanding as of December 31, 2002, subject to the following remaining amortization payment schedule: $11.25 million per quarter on March 31, 2003 through September 30, 2004 and $170 million on January 7, 2005. During the first quarter of 2003, Loral had drawn down the full amount of the revolving credit facility. The first amendment also effected certain changes to provisions relating to the collateral pool provided to lenders under the Loral Satellite credit facility and imposed additional limitations on the application of proceeds from any sale of assets from this collateral pool.

      Borrowings under the Satellite Credit Agreement bear interest, at Loral Satellite’s option, at various rates based on fixed margins over the lead bank’s base rate or the London Interbank Offer Rate for specified periods. Loral Satellite pays a commitment fee on the unused portion of the revolver. The Satellite Credit Agreement contains financial covenants, including maintenance of a minimum collateral coverage ratio, minimum net worth and minimum EBITDA. The Satellite Credit Agreement also contains customary

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Long-Term Debt — (Continued)

limitations, including those on indebtedness, fundamental changes, asset sales, dividends, investments, capital expenditures, creating liens (other than those created pursuant to the Satellite Credit Agreement), prepayments or amendments of indebtedness, and transactions with affiliates. During 2002, Loral Satellite paid dividends of $35 million to its parent.

      The Satellite Credit Agreement is secured by certain assets of Loral Satellite, including the Telstar 6 and Telstar 7 satellites and the payments due to Loral Satellite under Globalstar’s $500 million credit facility (see Note 6). Based on third party valuations, management believes that the fair value of Telstar 6 and Telstar 7 is in excess of $500 million. As of December 31, 2002, the net book value of Telstar 6 and Telstar 7 was approximately $293 million. In addition, as part of the first amendment, lenders under the Satellite Credit Agreement received a junior lien on the assets of Loral SpaceCom Corporation (“LSC”) and its subsidiaries pledged in favor of the banks under the LSC Amended Credit Agreement. Loral has also agreed to guarantee Loral Satellite’s obligations under the Satellite Credit Agreement, which guarantee agreement contains a minimum net worth covenant.

      On March 31, 2003, Loral Satellite amended the Satellite Credit Agreement to provide for certain modifications, including to its financial covenants (the “Loral Satellite Amendment”). This amendment increased interest on outstanding loans by 50 basis points, reduced the maximum LIBOR period to three months and imposed additional requirements on Loral Satellite and its subsidiaries, including adding minimum cumulative EBITDA and minimum cash balance requirements and increasing the circumstances under which mandatory prepayment of the loans are required, including from insurance proceeds received in connection with any launch or in-orbit failure of Loral Satellite’s satellites. Loral Satellite’s ability to dividend funds to its parent has been substantially reduced in connection with this amendment. Under the Loral Satellite Amendment, Loral Satellite may now make dividends or loans to its parent or Loral only if such dividends or loans are applied either to effect payments on Loral’s 9.5% senior notes or to effect a maximum of $5 million of payments on an intercompany note between Loral and Loral SpaceCom Corporation.

      The Loral guarantee was also amended in March 2003 to provide for an adjustment to Loral’s financial covenants and to impose additional restrictions on Loral’s ability to pay dividends and to effect voluntary repayment or purchase of indebtedness. Moreover, under the amended guarantee, Loral’s ability to make investments or otherwise make payment to any of its subsidiaries is limited to a maximum amount of $5 million.

LSC Amended Credit Agreement

      On December 21, 2001, LSC entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, and the other lenders parties thereto (the “LSC Amended Credit Agreement”). The LSC Amended Credit Agreement provides for a $200 million revolving credit facility expiring January 7, 2005 and a term loan of which $360 million was outstanding at December 31, 2002, subject to the following remaining amortization payment schedule: $5 million on each of March 31, June 30, September 30 and December 31, 2003; $20 million on each of March 31, June 30 and September 30, 2004; and $280 million on January 7, 2005. During the first quarter of 2003, Loral had substantially utilized the revolving credit facility through draw downs and letters of credit. Borrowings under the LSC Amended Credit Agreement bear interest, at LSC’s option, at various rates based on margins over the lead bank’s base rate or the London Interbank Offered Rate for specified periods. In December 2001, the margin levels were increased under the new amended agreement and were fixed through September 30, 2002. As a result of this increase in margin levels, interest costs have increased by approximately $11 million annually. Subsequent to September 30, 2002, the margin levels increased by one percent. LSC pays a commitment fee on the unused portion of the revolver.

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Long-Term Debt — (Continued)

      The LSC Amended Credit Agreement contains financial covenants of LSC and its subsidiaries, such as maintenance of interest coverage, leverage ratios and minimum net worth. The LSC Amended Credit Agreement also contains limitations on LSC and its subsidiaries, including those on indebtedness, liens, fundamental changes, asset sales, dividends, investments, capital expenditures, transactions with affiliates and certain other intercompany transactions. The LSC Amended Credit Agreement allows dividend payments to Loral if cumulative dividend payments do not exceed 50% of its cumulative consolidated net income and the ratio of its funded debt to EBITDA is less than 3.0 to 1.0. As of December 31, 2002, Loral SpaceCom had no capacity under this covenant to pay Loral any dividends.

      The LSC Amended Credit Agreement is secured by substantially all of the assets of and the stock of LSC and its subsidiaries, including SS/ L. LSC’s obligations under the LSC Amended Credit Agreement have been guaranteed by certain of LSC’s subsidiaries, including SS/ L. As of December 31, 2002, the net book value of the assets that secure the LSC Amended Credit Agreement was approximately $645 million.

      On March 31, 2003, LSC further amended the LSC Amended Credit Agreement to provide for additional modifications, including to LSC’s financial covenants (the “LSC Amendment”). This amendment increased interest on outstanding loans by 50 basis points, reduced the revolver commitment by $2 million and the maximum LIBOR period to three months and imposed additional requirements on LSC and its subsidiaries, including adding minimum cumulative EBITDA and cash balance requirements and increasing the circumstances under which mandatory prepayment of the loans are required, including from insurance proceeds received in connection with any launch or in orbit failure of Loral Skynet’s satellites. The amendment also imposed additional restrictions on LSC and its subsidiaries, including further restricting their ability to incur capital expenditures, sell assets, incur debt, provide vendor financing and make investments. Under the LSC Amendment, LSC cannot, without the consent of its lenders, make further expenditures for the launch and insurance of Telstar 8, for which $271 million is included in satellites under construction at December 31, 2002. Moreover, if LSC is not successful in effecting certain asset sales by June 30, 2003, LSC may not, subject to certain limited exceptions, incur any further capital expenditures. The lenders under the LSC facilities also received a junior lien on the stock of Loral Satellite as part of this amendment.

      In connection with the amendment of the LSC and the Loral Satellite credit facilities, Loral agreed to the continued retention of a financial advisor to assist it in various matters, including advising the Company on strategic alternatives, which may include asset sales and other actions to reduce indebtedness. Loral has also agreed to hire a financial officer, whose appointment, and scope of work and authority will be subject to the reasonable approval of certain of the lenders under the two credit facilities. This financial officer will work closely with Loral’s management and financial advisor regarding various matters, including communicating with the lenders under the two bank facilities.

Loral Orion Indentures

      On December 21, 2001, Loral Orion issued $613 million principal amount of 10% senior notes due 2006 and guaranteed by Loral, in exchange for the extinguishment of $841 million principal amount of Loral Orion 11.25% senior notes due in 2007 and 12.5% senior discount notes due 2007 as discussed below. As part of the exchange, Loral issued to the new note holders 6.04 million five-year warrants to purchase Loral common stock at a price of $2.37 per share. The warrants were valued at $7 million using the Black Scholes option pricing model with the following assumptions: stock volatility, 75%, risk free interest rate, 4.36%, and no dividends during the expected term. As of December 31, 2002, principal amount of $37 million of the existing 11.25% senior notes and principal amount of $49 million of the existing 12.5% senior discount notes remain outstanding at their original maturities and interest rates.

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Long-Term Debt — (Continued)

      The interest rate on the 10% senior notes is a reduction from the 11.25% interest rate on the existing senior notes and the 12.5% rate on the existing senior discount notes. Interest is payable semi-annually on July 15 and January 15, beginning July 15, 2002. As a result of the lower interest rate and the $229 million reduction in principal amount of debt, Loral Orion’s annual cash interest payments will be reduced by approximately $39 million. Under U.S. generally accepted accounting principles dealing with debt restructurings, in 2001 the Company recorded a gain of $34 million on the exchange, after expenses of $8 million, see New Accounting Pronouncements. The carrying value of the 10% senior notes on the balance sheet at December 31, 2002 was $858 million, although the actual principal amount of the 10% senior notes is $613 million. The difference between this carrying value and the actual principal amount of the 10% senior notes is being amortized over the remaining life of the 10% senior notes, fully offsetting interest expense through maturity of the 10% senior notes. The indenture relating to the 10% senior notes contains covenants, including, without limitation, restrictions on Loral Orion’s ability to pay dividends or make loans to Loral.

      In connection with the consummation of the exchange offer, LSC canceled its $79.7 million intercompany note issued to it by Loral Orion, which ranked pari passu to the senior debt, in exchange for the transfer of Loral Orion’s data services business and the issuance of a new note to LSC in the principal amount of $29.7 million due 2006, having an interest rate of 10% per annum payable in kind, subordinated to Loral Orion’s 10% senior notes. Loral Orion’s data services business was transferred to a newly-formed subsidiary of Loral, which assumed the name “Loral CyberStar, Inc”.

      In connection with the Loral Orion acquisition in 1998, the carrying value of the senior notes and senior discount notes were increased to reflect a fair value adjustment based on quoted market prices at the date of acquisition. Such adjustment resulted in effective interest rates of 8.69% and 9.69% on the senior notes and senior discount notes, respectively, through maturity.

      The Loral Orion 11.25% senior notes are due in 2007 and pay interest semi-annually. The 12.5% senior discount notes are due in 2007 and pay interest semi-annually commencing on July 15, 2002. Along with the issuance of each 11.25% senior note and 12.5% senior discount note, one warrant was originally issued to purchase shares of common stock. Upon the acquisition of Loral Orion, each warrant was converted so that it could purchase shares of Loral common stock. As of December 31, 2002, exercisable warrants for 45,297 shares of Loral common stock at an exercise price of $0.02 per share under the Loral Orion 11.25% senior notes and 83,972 shares of Loral common stock at an exercise price of $0.03 per share under the Loral Orion 12.5% senior discount notes are yet to be exercised.

Other Debt Agreements

      In 1999, Loral sold $350 million principal amount of 9.5% Senior Notes due 2006 (“Senior Notes”). The Senior Notes are general unsecured obligations of Loral that: (1) are structurally junior in right of payment to all existing and future indebtedness of Loral’s subsidiaries; (2) are equal in right of payment with all existing and future senior indebtedness of Loral (except as to assets pledged to secure such indebtedness); and (3) are senior in right of payment to any future indebtedness which is by its terms junior in right of payment to any senior indebtedness of Loral. Interest on the Senior Notes accrues at the rate of 9.5% per annum and is payable semi-annually on January 15 and July 15. The Senior Notes will mature on January 15, 2006. Loral may redeem all or part of the Senior Notes on or after January 15, 2003. Upon a change of control (as defined), each holder of Senior Notes will have the right to require Loral to repurchase such holder’s Senior Notes at a price equal to 101% of the principal amount thereof plus accrued interest to the date of repurchase.

      The Satellite Credit Agreement, LSC Amended Credit Agreement, the indenture relating to Loral Orion’s 10% senior notes, and Loral’s indenture relating to its 9.5% senior notes, provide for cross default or cross acceleration provisions.

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Long-Term Debt — (Continued)

      SS/ L borrowed a total of $42.9 million under an export-import credit facility (the “EX-IM Facility”) with a Japanese bank. The EX-IM Facility is fully secured by a letter of credit arrangement with another bank. As of December 31, 2002, no amounts remained available for borrowing under this facility. The outstanding principal is being repaid in semi-annual installments through November 1, 2005. Interest is charged at LIBOR less 1/4% and is payable semi-annually on May 1 and November 1.

      The aggregate maturities of the carrying value of total debt for the years 2003 through 2007 are as follows (in millions): $131.9, $160.8, $836.7, $1,028.5 and $86.2.

      On March 31, 2003, Loral entered into amendments of its Loral SpaceCom and Loral Satellite credit facilities, which among other changes, amended its financial performance covenants. At December 31, 2002, the Company was, after giving effect to the March 2003 amendments to the Loral SpaceCom and Loral Satellite credit facilities, in compliance with all of the covenants and conditions under its various lending and funding arrangements.

      Loral’s business plan assumes the receipt of approximately $60 million from the successful monetization of certain long-term customer receivables in 2003. While Loral has reached an agreement in principle with a third party to effect such monetization, there is no assurance that this transaction will be consummated. If Loral is unable to consummate this transaction on a timely basis, or the proceeds from such transaction are less than those assumed in the business plan, Loral’s ability to fund its operations would be adversely affected. A substantial reduction in our fixed satellite services revenues or the inability of SS/L to replace existing backlog with new contracts would also adversely impact our ability to achieve our business plan. In addition, Loral’s ability to fund the 2004 interest payments on its 9.5% senior notes will depend on its ability to successfully execute its business plan, which includes further asset sales. There is no assurance that Loral will be able to do so. If Loral fails to pay interest on the 9.5% senior notes when due, this will, upon expiration of a 30-day cure period, constitute an event of default under Loral’s senior note indenture, which in turn would result in an event of default under the LSC Amended Credit Agreement and the Loral Satellite Credit Agreement. If the holders of the 9.5% senior notes, the lenders under the LSC credit facility or the lenders under the Loral Satellite credit facility were to accelerate their related debt following such event of default, an event of default would also occur with respect to Loral Orion’s 10% senior notes, which are guaranteed by Loral.

      Loral is likely to require and intends to seek further amendments to the LSC and Loral Satellite facilities to ensure compliance with financial performance covenants for periods after March 31, 2004. There can be no assurance that the lenders will consent to any such amendment. Because of the cross-default provisions set forth in the LSC and Loral Satellite credit facilities, a failure by Loral to meet any financial performance covenant set forth in either credit facility will result in an event of default under both the LSC and the Loral Satellite credit facilities. Moreover, if the lenders under either credit facility were to accelerate their outstanding loans, this would constitute an event of default under Loral’s 9.5% senior notes and Loral Orion’s 10% senior notes, which are guaranteed by Loral.

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Income Taxes

      The benefit (provision) for income taxes on the loss before income taxes, equity in net loss of affiliates, minority interest, Globalstar related impairment charges and cumulative effect of change in accounting principle consists of the following (in thousands):

	Years ended December 31,

	2002	2001	2000

Current:
U.S. Federal	$5,347	$(2,147)	$(2,202)
State and local	(4,013)	1,164	(11,322)
Foreign	(1,041)	(2,069)	(325)

Total	293	(3,052)	(13,849)

Deferred:
U.S. Federal	25,463	7,635	1,924
State and local	13,980	(6,753)	2,550
Foreign	880
Valuation allowance	(395,658)

Total	(355,335)	882	4,474

Total income tax provision	$(355,042)	$(2,170)	$(9,375)

      The income tax benefit (provision) excludes the following (in thousands):

	Years ended December 31,

	2002	2001		2000

Equity in net loss of Globalstar partnership:
Current tax (provision)	$(5,639)	$		$
Deferred tax benefit (provision)			(4,356)		298,664
Equity in net loss of Satmex:
Deferred tax benefit			988
Equity in net loss of other affiliates:
Deferred tax benefit			318		10,817

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Income Taxes — (Continued)

	Years ended December 31,

	2002	2001	2000

Subtotal of amounts attributable to equity in net loss of affiliates	(5,639)	(3,050)	309,481
Globalstar related impairment charges:
Deferred tax benefit			13,169
Minority interest for CyberStar L.P.:
Current tax (provision)		(125)	(703)
Deferred tax benefit		36	186
Cumulative effect of change in accounting principle:
Deferred tax benefit		1,197
Unrealized gain on available-for-sale securities:
Deferred tax benefit (provision)		6,157	(17,593)
Unrealized gains on derivatives
Deferred tax (provision)		(2,312)

      The benefit (provision) for income taxes on the loss before income taxes, equity in net loss of affiliates, minority interest, Globalstar related impairment charges and cumulative effect of change in accounting principle differs from the amount computed by applying the statutory U.S. Federal income tax rate because of the effect of the following items (in thousands):

	Years ended December 31,

	2002	2001	2000

Tax benefit at U.S. Statutory Rate of 35%	$51,574	$44,217	$19,895
Permanent adjustments which change statutory amounts:
State and local income taxes, net of federal income tax	6,479	(3,633)	(5,702)
Non-U.S. income and losses taxed at lower rates	(16,212)	(26,141)	(11,144)
Non-deductible amortization of cost in excess of net assets acquired		(8,738)	(8,738)
Government export controls settlement	(204)	(4,034)
Change in valuation allowance	(395,658)
Other, net	(1,021)	(3,841)	(3,686)

Net income tax provision	$(355,042)	$(2,170)	$(9,375)

      For the years ended December 31, 2002, 2001 and 2000, loss before income taxes includes approximately $49 million, $71 million and $25 million, respectively, of non-U.S. source loss. As of December 31, 2002, the Company had net operating loss carryforwards of approximately $551 million, which includes $208 million related to foreign partner interests in Globalstar and CyberStar L.P., as well as tax credit carryforwards of approximately $11.7 million, which expire at varying dates from 2010 through 2022. The Company assesses the recoverability of its loss carryforwards and other deferred tax assets and based upon this analysis, records a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Income Taxes — (Continued)

in SFAS No. 109. Based upon this analysis, management concluded during the fourth quarter of 2002 that, due to insufficient positive evidence substantiating recoverability, the valuation allowance should be increased by $390.4 million to a balance of $576.5 million. Of this net increase, $31.9 million represented deferred tax assets applied directly to shareholders’ equity for other comprehensive income items, net, $18.7 million primarily related to the cumulative effect of a change in accounting principles on the adoption of SFAS 142 and $55.9 million represented a reduction to the allowance which was applied directly against the deferred tax asset. Included in the reduction was the elimination of the benefit for loss carryforwards related to certain foreign partners interests in Globalstar that will expire unrealized. The balance of $395.7 million was charged to the 2002 results. As of December 31, 2002, a valuation allowance has been established for the entire balance of the Company’s net deferred tax asset. The valuation allowance was $186.1 million at December 31, 2001 and $114.0 million at December 31, 2000. The increases for 2001 and 2000 primarily related to the additional reserve established for the benefit from the loss carryforwards related to the foreign partner interests in Globalstar.

      Loral will maintain the valuation allowance until sufficient positive evidence exists to support the reversal of the reserve. Until such time, we expect to report no tax provision net of valuation allowance adjustments, except for potential alternative minimum taxes and minor state, local and foreign tax provisions. When Loral determines that it will be able to realize its deferred tax assets, an adjustment to the valuation allowance will increase income in the period such determination is made.

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Income Taxes — (Continued)

      The significant components of the net deferred income tax asset (liability) are (in thousands):

	December 31,

	2002		2001

Deferred tax assets:
Postretirement benefits other than pensions		$17,144	$15,113
Inventoried costs		18,755	33,832
Net operating loss and tax credit carryforwards		207,568	246,788
Compensation and benefits		12,022	11,365
Premium on senior notes		157,042	191,121
Investments in and advances to affiliates		335,588	306,030
Other, net		26,591
Pension costs		25,462

Total deferred tax assets before valuation allowance		$800,172	$804,249
Less valuation allowance		(576,525)	(186,100)

Net deferred tax asset		$223,647	$618,149

Deferred tax liabilities:
Other, net	$		$14,404
Pension costs			5,180
Property, plant and equipment		210,778	216,768
Income recognition on long-term contracts		39,820	53,412

Total deferred tax liability		$250,598	$289,764

Net deferred tax asset (liability)		$(26,951)	$328,385

      The net deferred income taxes are classified as follows (in thousands):

	December 31,

	2002	2001

Other current assets		$30,857

Deferred tax assets		$297,528

Long-term liabilities	$26,951

10.     Shareholders’ Equity

Common Stock

      Under the New York Stock Exchange (“NYSE”) criteria for continued listing, the NYSE will normally give consideration to de-listing a company’s stock when the average closing price of the stock is less than $1.00 over a consecutive 30-trading day period. The average closing price of Loral common stock was less than $1.00 for 30 consecutive trading days, and, on August 22, 2002, the Company received notice from the NYSE that its stock price was below the NYSE’s price criteria. If Loral is unable to cure this deficiency, the Company’s common stock could be de-listed from the NYSE. De-listing of the Company’s common stock by the NYSE

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Shareholders’ Equity — (Continued)

could result in a material adverse effect on the liquidity of the Company’s common shares, have an adverse effect on the trading value and impair the Company’s ability to raise funds in the capital markets. The NYSE has informed Loral that the price is the only criteria for listing that the Company does not currently meet. The Company has notified the NYSE of its intent to cure this deficiency. The NYSE rules provide a six-month period from receipt of the notice letter from the NYSE to cure this deficiency. In the event the actions the Company takes to cure this deficiency require shareholder approval, the six-month cure period will be extended until after the Company’s next annual shareholders’ meeting currently scheduled on May 29, 2003. The Company plans on seeking shareholder approval to implement a reverse stock split at its annual meeting, in order to, among other things, restore the Company’s compliance with NYSE share price requirements. The Company believes (although there can be no assurance) that it will be able to cure this deficiency within this time frame.

     Series A Preferred Stock

      On March 31, 2000, Lockheed Martin Corporation (“Lockheed Martin”) converted 45,896,978 shares of Loral’s Series A preferred stock into 45,896,978 shares of Loral common stock.

     Series B Preferred Stock

      The Series B Preferred Stock will, if issued, be junior to any other series of preferred stock which may be authorized and issued. The Series B Preferred Stock becomes issuable upon exercise by holders of rights issued under the Company’s rights plan. The rights are issued with the Company’s common stock and become detachable, and thus exercisable, only upon the occurrence of certain events. Each right, when it becomes exercisable, entitles the holder to purchase from the Company a unit consisting initially of one-thousandth of a share of Series B Preferred Stock at a purchase price of $50 per unit, subject to adjustment.

     6% Series C and Series D Convertible Redeemable Preferred Stock

      The Company’s 6% Series C convertible redeemable preferred stock (“the Series C Preferred Stock”) and 6% Series D convertible redeemable preferred stock (“the Series D Preferred Stock”) have mandatory redemption dates in 2006 and 2007, respectively. The Company has the right to make mandatory redemption payments to the holders in either cash or common stock, or a combination of the two. Based upon the price of the Company’s common stock at December 31, 2002, the Company did not have available a sufficient number of authorized shares of its common stock to effect payment of the total mandatory redemptions in common stock in 2006 and 2007. Accordingly, as of December 31, 2002, the Company classified an aggregate of $125 million of its Series C Preferred Stock and Series D Preferred Stock outside the shareholders’ equity section of the balance sheet, based on the average of the volume weighted average daily price of the Company’s common stock as defined (approximately $0.38 per share at December 31, 2002). Had the volume weighted average daily price of the Company’s common stock as calculated been above $0.86 at December 31, 2002, none of the Company’s preferred stock would have been classified outside the shareholders’ equity section of the balance sheet. The exact number of shares of the Company’s common stock that may be issued on a mandatory redemption date cannot be determined at this time. That number will depend on a number of factors not known today, such as the price of the Company’s common stock and the number of shares of the Company’s preferred stock outstanding at that time. The Company intends to submit for shareholder approval at its next annual shareholders’ meeting currently scheduled on May 29, 2003 an increase to the authorized number of shares of its common stock from 750,000,000 to 1,250,000,000 which, based on the volume weighted average daily price of the Company’s common stock as defined at December 31, 2002 and March 28, 2003, would enable the Company to effect payment of the total mandatory redemptions in common stock. The

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Shareholders’ Equity — (Continued)

amount, if any, of the Series C Preferred Stock and Series D Preferred Stock classified outside the shareholders’ equity section will vary in future periods depending on these factors.

      In August 2002, Loral’s board of directors approved a plan to suspend indefinitely the future payment of dividends on its two series of preferred stock. Accordingly, Loral has deferred the payment of quarterly dividends due on its Series C Preferred Stock on November 1, 2002, and the payment of quarterly dividends due on its the Series D Preferred Stock on November 15, 2002. Dividends on the two series will continue to accrue. In the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the Series C Preferred Stock, holders of the majority of the outstanding Series C Preferred Stock will be entitled to elect two additional members to Loral’s board of directors. In the event accrued and unpaid dividends accumulate to an amount equal to six consecutive quarterly dividends on the Series D Preferred Stock, holders of the majority of the outstanding Series D Preferred will be entitled to elect two additional members to Loral’s board of directors. As of December 31, 2002, accrued and unpaid dividends of $3 million represented one quarterly dividend payment outstanding.

     6% Series C Convertible Preferred Stock

      The Series C Preferred Stock outstanding at December 31, 2002 had an aggregate liquidation preference equal to its $187 million aggregate redemption value and a mandatory redemption date of November 1, 2006. The Series C Preferred Stock outstanding at December 31, 2002 is convertible into 9,363,713 shares of common stock of the Company at a conversion price of $20 per share. The Series C Preferred Stock is non-voting unless Loral does not pay dividends for an aggregate of six quarters, and with respect to dividend rights and rights upon liquidation, winding up and dissolution, ranks pari passu with the Series D Preferred Stock and senior to or pari passu with all other existing and future series of preferred stock of Loral and senior to Loral common stock. Prior to redemption, the Series C Preferred Stock is redeemable in cash at any time, in whole or in part, at the option of the Company (at a premium which declines over time). The Series C Preferred Stock is redeemable in cash, Loral common stock or a combination thereof, at the option by the Company, on the mandatory redemption date. See Series C and Series D Preferred Stock Conversions below.

     6% Series D Convertible Preferred Stock

      In February 2000, Loral sold $400 million of Series D Preferred Stock due 2007 in an offering exempt from registration.

      The Series D Preferred Stock outstanding at December 31, 2002 had an aggregate liquidation preference equal to its $37 million aggregate redemption value and a mandatory redemption date of February 15, 2007. The Series D Preferred Stock outstanding at December 31, 2002 is convertible into 1,851,044 shares of common stock at a conversion price of $19.83 per share. The Series D Preferred Stock is non-voting, unless Loral does not pay dividends for six consecutive quarters, and with respect to dividend rights and rights upon liquidation, winding up and dissolution, ranks pari passu with the Series C Preferred Stock and all other existing and future series of preferred stock of Loral and senior to Loral common stock. The Series D Preferred Stock is redeemable in cash, Loral common stock or a combination thereof, at the option by the Company, on the mandatory redemption date. See Series C and Series D Preferred Stock Conversions below.

     Series C and Series D Preferred Stock Conversions

      In connection with the conversions of the Company’s preferred stock for common stock in 2002, 2001 and 2000 detailed below, the Company retired preferred stock with mandatory redemptions aggregating $921 million in 2006 and 2007 (representing 80% of the aggregate redemption values prior to these exchanges) and will save $55 million in future annual dividend obligations.

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Shareholders’ Equity — (Continued)

      On October 8, 2002, Loral completed exchange offers for its Series C and Series D preferred stock and converted 4.3 million shares of its Series C Preferred Stock and 2.7 million shares of its Series D Preferred Stock for 45.8 million shares of its common stock and $13.4 million in cash. In connection with the exchange offers, Loral incurred $21.6 million of dividend charges, comprised of the $13.4 million in cash and non-cash dividend charges of $8.2 million. The non-cash dividend charges relate to the difference between the value of the common stock issued in the exchanges and the value of the shares that were issuable under the stated conversion terms of the preferred stock and will have no impact on Loral’s total shareholders’ equity as the offset was an increase in common stock and paid-in capital.

      During the second quarter of 2002, in privately negotiated exchange transactions, Loral converted 1.8 million shares of its Series C Preferred Stock and 2.7 million shares of its Series D Preferred Stock into 30.9 million shares of its common stock. In connection with these transactions, Loral incurred non-cash dividend charges of $38 million, which primarily relate to the difference between the value of the common stock issued in the exchanges and the value of the shares that were issuable under the stated conversion terms of the preferred stock. The non-cash dividend charges had no impact on Loral’s total shareholders’ equity, as the offset was an increase in common stock and paid-in capital.

      On April 16, 2001, the Company completed exchange offers for its Series C Preferred Stock and its Series D Preferred Stock. As a result, 3.7 million shares of its Series C Preferred Stock and 1.9 million shares of its Series D Preferred Stock were tendered and exchanged into 30.9 million shares of the Company’s common stock. Loral incurred non-cash dividend charges in the second quarter of 2001 of $29 million, which primarily relate to the difference between the value of the common stock issued in the exchanges and the value of the shares that were issuable under the stated conversion terms of the preferred stock. The non-cash dividend charges had no impact on Loral’s total shareholders’ equity, as the offset was an increase in common stock and paid-in capital.

      In February 2000, 1.4 million shares of the Series C Preferred Stock were converted into 3.5 million shares of Loral common stock. In connection with this conversion, Loral issued to the converting shareholders 332,777 additional shares of its common stock, which approximated the dividend prepayments to which the holders would have been entitled if a provisional redemption of those securities had been made (which resulted in a non-cash dividend charge of $6 million). The non-cash dividend charge had no impact on Loral’s total shareholders’ equity, as the offset was an increase in common stock and paid-in capital.

     Stock Plans

      On April 18, 2000, the Board of Directors of Loral approved a new stock option plan (the “2000 Plan”) in order to provide an inducement to attract and retain the services of qualified employees. The 2000 Plan is intended to constitute a “broadly-based plan” as defined in Section 312.04(h) of the NYSE Listed Company Manual, which provides that at least 50% of grants thereunder exclude senior management. The 2000 Plan provides for the grant of non-qualified stock options only. As of December 31, 2002, up to 37 million shares of common stock may be issued under the 2000 Plan, of which approximately 28 million options at a weighted average exercise price of $3.19 per share were outstanding as of December 31, 2002. Employees of Loral, its subsidiaries and affiliates are eligible to participate in the 2000 Plan. Such options become exercisable as determined by the Board, generally over three years, and generally expire no more than 10 years from the date of the grant. The 2000 Plan (but not outstanding options) will terminate on the tenth anniversary of its adoption.

      In April 1996, Loral established the 1996 Stock Option Plan. An aggregate of 18 million shares of common stock have been reserved for issuance, of which approximately 14.2 million options at a weighted average exercise price of $11.98 per share were outstanding as of December 31, 2002. Under this plan, options

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Shareholders’ Equity — (Continued)

are granted at the discretion of the Company’s Board of Directors to employees of the Company and its affiliates. Such options become exercisable as determined by the Board, generally over three to five years, and generally expire no more than 10 years from the date of the grant.

      In connection with the acquisition of Loral Orion, Loral assumed the unvested employee stock options of Loral Orion.

      A summary of the status of the Company’s stock option plans as of December 31, 2002, 2001 and 2000 and changes during the periods then ended is presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at January 1, 2000	13,356,864	$15.25
Granted at fair market value (weighted average fair value $1.87 per share)	20,764,697	5.80
Exercised	(31,193)	9.09
Forfeited	(1,342,125)	15.25

Outstanding at December 31, 2000	32,748,243	9.26
Granted at fair market value (weighted average fair value $0.81 per share)	16,084,518	1.60
Exercised	(5,500)	0.01
Forfeited	(1,166,598)	9.80

Outstanding at December 31, 2001	47,660,663	6.66
Granted at fair market value (weighted average fair value $1.08 per share)	939,500	1.86
Forfeited	(5,751,326)	8.64

Outstanding at December 31, 2002	42,848,837	$6.29

Options exercisable at December 31, 2000	9,297,970	$12.67

Options exercisable at December 31, 2001	15,541,766	$11.06

Options exercisable at December 31, 2002	25,556,056	$7.74

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Shareholders’ Equity — (Continued)

      The following table summarizes information about Loral’s outstanding stock options at December 31, 2002:

	December 31, 2002

	Outstanding
				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price Range	Number	Life-Years	Price	Number	Price

$ 0.38 - $ 1.96	13,335,712	8.79	$1.31	6,114,908	$1.35
$ 2.20 - $ 3.47	11,276,585	8.00	3.07	4,901,496	3.17
$ 6.06 - $ 8.13	8,465,786	7.45	8.03	6,246,778	8.03
$10.50 - $15.75	5,256,743	4.04	11.62	4,957,963	11.54
$15.81 - $22.13	2,897,185	6.29	16.69	1,988,945	16.72
$23.85 - $27.28	1,616,826	5.14	24.74	1,345,966	24.73

	42,848,837	7.43	6.29	25,556,056	7.74

      All options granted during 2002, 2001 and 2000 were non-qualified stock options. As of December 31, 2002, 11,613,737 shares of common stock were available for future grant under the plans.

      The foregoing excludes the effect of Loral’s exchange offer for certain of its outstanding stock options completed on March 7, 2003. In connection with this exchange offer, Loral accepted and cancelled existing stock options to purchase an aggregate of 14,884,403 shares of common stock that were tendered in the exchange offer and agreed to grant in exchange new stock options to purchase an aggregate of 6,021,488 shares of common stock. The new options will be granted, subject to the terms and conditions of the exchange offer, on September 8, 2003, and will have an exercise price per share equal to the fair market value of the common stock on the date of grant.

11.	Pensions and Other Employee Benefits

Pensions

      The Company maintains a pension plan and a supplemental retirement plan. These plans are defined benefit pension plans and members in certain locations may contribute to the pension plan in order to receive enhanced benefits. Eligibility for participation in these plans vary and benefits are based on members’ compensation and/or years of service. None of the employees associated with the acquisition of Loral Orion were transferred into these plans. The Company’s funding policy is to fund the pension plan in accordance with the Internal Revenue Code and regulations thereon and to fund the supplemental retirement plan on an actuarial basis, including service cost and amortization amounts. Plan assets are generally invested in U.S. government and agency obligations and listed stocks and bonds.

Other Benefits

      In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees and dependents. Participants are eligible for these benefits when they retire from active service and meet the eligibility requirements for the Company’s pension plan. These benefits are funded primarily on a pay-as-you-go basis, with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions.

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Pensions and Other Employee Benefits — (Continued)

      The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for 2002 and 2001, and a statement of the funded status as of December 31, 2002 and 2001, respectively.

	Pension Benefits		Other Benefits

	2002	2001	2002	2001

	(in thousands)
Reconciliation of benefit obligation
Obligation at January 1	$277,297	$248,105	$49,309	$38,493
Service cost	9,382	8,804	2,135	1,790
Interest cost	21,041	19,867	4,111	3,504
Participant contributions	1,348	1,371	961	848
Plan amendments	61
Actuarial loss	26,229	12,632	17,671	7,839
Benefit payments	(15,408)	(13,482)	(2,197)	(3,165)

Obligation at December 31	$319,950	$277,297	$71,990	$49,309
Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$243,818	$276,758	$1,426	$1,553
Actual return (loss) on plan assets	(20,721)	(23,169)	124	66
Employer contributions	2,259	2,340	1,235	2,124
Participant contributions	1,348	1,371	961	848
Benefit payments	(15,408)	(13,482)	(2,197)	(3,165)

Fair value of plan assets at December 31	$211,296	$243,818	$1,549	$1,426
Funded status
Unfunded status at December 31	$(108,654)	$(33,479)	$(70,441)	$(47,883)
Unrecognized prior service cost	(279)	(376)	(5,110)	(6,382)
Unrecognized loss	103,949	34,899	33,087	16,139

Net amount recognized	$(4,984)	$1,044	$(42,462)	$(38,126)

      The following table provides the details of the net pension asset (liability) recognized in the balance sheet as of December 31, 2002 and 2001, respectively (in thousands):

	2002	2001

Prepaid benefit cost	$12,833	$17,905
Accrued benefit liability	(82,500)	(17,618)
Accumulated other comprehensive loss	64,683	757

Net amount recognized	$(4,984)	$1,044

      For 2002, the Company’s qualified pension plan, under the Internal Revenue Code and regulations thereunder, was considered fully funded (i.e. assets are greater than liabilities) and there was no contribution required. However, the significant declines experienced in the financial markets have unfavorably impacted pension plan asset performance. This, coupled with historically low interest rates (a key factor when estimating pension plan liabilities), caused the Company to recognize $65 million of non-cash charges to other comprehensive income (loss) as of December 31, 2002. These charges did not impact the Company’s reported

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Pensions and Other Employee Benefits — (Continued)

earnings, and will be reversible in the future if either interest rates increase or market performance and plan returns improve.

      The Company has a supplemental retirement plan, which has an accumulated benefit obligation in excess of plan assets. The accumulated benefit obligation was $26.5 million and $25.4 million and the fair value of plan assets was $9.8 million and $10.0 million, as of December 31, 2002 and 2001, respectively, which amounts are included in the above tables.

      The following table provides the components of net periodic (benefit) cost for the plans for 2002, 2001 and 2000, respectively (in thousands):

	Pension Benefits			Other Benefits

	2002	2001	2000	2002	2001	2000

Service cost	$9,382	$8,804	$7,569	$2,135	$1,790	$1,522
Interest cost	21,041	19,867	18,288	4,111	3,504	2,838
Expected return on plan assets	(22,640)	(25,900)	(29,102)	(135)	(148)	(161)
Amortization of prior service cost	(36)	(41)	(41)	(1,272)	(1,272)	(1,272)
Amortization of net loss (gain)	540	23	(4,197)	733	380	106

Net periodic cost (benefit)	$8,287	$2,753	$(7,483)	$5,572	$4,254	$3,033

      The principal actuarial assumptions were:

	2002	2001	2000

Discount rate	6.75%	7.50%	7.75%
Expected return on plan assets	9.00%	9.50%	9.50%
Rate of compensation increase	4.25%	4.25%	4.25%

      Actuarial assumptions used a health care cost trend rate of 11.0% decreasing gradually to 4.50% by 2009. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates for 2001 would have the following effects (in thousands):

	1% Increase	1% Decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$934	$(738)
Effect on the health care component of the accumulated postretirement benefit obligation	6,456	(5,245)

Employee Savings Plan

      The Company has an employee savings plan, which provides that the Company match the contributions of participating employees up to a designated level. Under this plan, the matching contributions in Loral common stock or cash were $6.6 million, $6.7 million and $6.2 million in 2002, 2001 and 2000, respectively.

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Financial Instruments, Derivative Instruments and Hedging

Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

      The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of the investments in available-for-sale securities are based on market quotations or, for the Company’s investment in Globalstar’s $500 million credit facility, the quoted market price of Globalstar’s public debt securities (see Note 6). The fair value of the Company’s long-term debt is based on the carrying value for those obligations that have short-term variable interest rates on the outstanding borrowings and quoted market prices for obligations with long-term or fixed interest rates.

      The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31,

	2002		2001

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$65,936	$65,936	$159,949	$159,949
Investments in available-for-sale securities	20,255	20,255	32,858	32,858
Long-term debt, including current maturities	2,244,525	1,271,127	2,363,141	1,652,162

      The fair value of the investments in available-for-sale securities includes unrealized gains of $20 million and $32 million as of December 31, 2002 and 2001, respectively, which relates to the Company’s investment in Globalstar’s $500 million credit facility (see Note 3). Approximately $245 million of the difference between the carrying amount and the fair value of the long-term debt as of December 31, 2002 is attributable to the accounting for the Loral Orion exchange offer (see Note 8).

Foreign Currency

      The Company, in the normal course of business, is subject to the risks associated with fluctuations in foreign currency exchange rates. Loral entered into forward exchange contracts to establish with certainty the U.S. dollar amount of future anticipated cash receipts and payments and firm commitments for cash payments denominated in a foreign currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. The Company’s availability to the foreign exchange market to enter into forward contracts has recently become restricted and could effect its ability to minimize such gains and losses. As of December 31, 2002, the Company had foreign currency exchange contracts (forwards) with several banks to purchase and sell foreign currencies, primarily Japanese yen, with aggregate notionals of $101.8 million. Such contracts were designated as hedges of certain foreign contracts and subcontracts to be performed by SS/L through May 2006. The fair value of these forward contracts based on quoted market prices as of December 31, 2002 and 2001 was $11.7 million and $20.0 million, respectively, and were included in cash and other current assets on the consolidated balance sheets.

      The Company is exposed to credit-related losses in the event of non-performance by counter parties to these financial instruments, but does not expect any counter party to fail to meet its obligation. The maturity of foreign currency exchange contracts held as of December 31, 2002 is consistent with the contractual or expected timing of the transactions being hedged, principally receipt of customer payments under long-term

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Financial Instruments, Derivative Instruments and Hedging — (Continued)

contracts and payments to vendors under subcontracts. These foreign exchange contracts mature as follows (in thousands):

	To Purchase			To Sell

		At	At		At	At
Years to	Yen	Contract	Market	Yen	Contract	Market
Maturity	Amount	Rate	Rate	Amount	Rate	Rate

1	1,663,633	$13,830	$14,162	4,965,949	$49,837	$41,391
2	—	—	—	2,068,907	19,985	17,620
3	—	—	—	301,680	3,025	2,657
4	413,130	5,134	3,769	450,840	5,674	4,116

	2,076,763	$18,964	$17,931	7,787,376	$78,521	$65,784

To Purchase

		At	At
Years to	EURO	Contract	Market
Maturity	Amount	Rate	Rate

1	4,526	$ 3,997	$ 4,662

      Loral does not enter into foreign currency transactions for trading or speculative purposes. Loral attempts to limit its exposure to credit risk by executing foreign contracts with high-quality financial institutions.

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

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Financial Instruments, Derivative Instruments and Hedging — (Continued)

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

      Ineffectiveness from all hedging activity was immaterial for the years ended December 31, 2002 and 2001. For the year ended December 31, 2001, SS/L recognized charges of $0.7 million, for hedges that no longer qualify as fair value hedges and $1.5 million for excluded forward points on accelerated or delayed cash flows, which were recorded as interest expense.

13.	Commitments and Contingencies

      The Company had outstanding letters of credit of approximately $15 million and $30 million as of December 31, 2002 and 2001, respectively.

      Due to the long lead times required to produce purchased parts and launch vehicles, the Company has entered into various purchase commitments with suppliers. These commitments aggregated approximately $181 million as of December 31, 2002, and primarily related to satellite backlog. The commitments included for unassigned launch vehicles represent minimum amounts due if the contract is terminated, net of deposits which the Company believes can be offset against these minimum amounts. The aggregate maturities of these commitments for 2003 through 2007 are as follows (in millions): $145.9, $34.4, 1.0, zero and zero. Additional amounts will be incurred upon utilization of launch vehicles.

      The Company has deferred revenue and established warranty obligations relating to satellites sold to customers which could be impacted by future performance. A reconciliation of such deferred amounts for the year ended December 31, 2002 is as follows (in millions):

Balance of deferred amounts at January 1, 2002	$14.8
Accruals for deferred amounts issued during the period	1.0
Accruals relating to pre-existing contracts (including changes in estimates)	(1.7)

Balance of deferred amounts at December 31, 2002	$14.1

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

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies — (Continued)

case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer. In the case of other arrangements, in the event of transponder failure where replacement capacity is not available on the satellite, one customer is not entitled to reimbursement, and the other customer’s reimbursement value is based on contractually prescribed amounts that decline over time.

      Thirteen of the satellites built by SS/L and launched since 1997, six of which are owned and operated by Loral’s subsidiaries or affiliates, have experienced minor losses of power from their solar arrays. Although to date, neither the Company nor any of the customers using the affected satellites have experienced any degradation in performance, there can be no assurance that one or more of the affected satellites will not experience additional power loss that could result in performance degradation, including loss of transponder capacity. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred and the number and type of use being made of transponders then in service. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities of the remaining transponders. A complete or partial loss of satellites could result in a loss of orbital incentive payments and, in the case of satellites owned by Loral subsidiaries and affiliates, a loss of revenues and profits. With respect to satellites under construction and construction of new satellites, based on its investigation of the matter, SS/L has identified and has implemented remedial measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, the Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

      In September 2001, the PAS 7 satellite built by SS/L for PanAmSat experienced an electrical power failure on its solar arrays that resulted in the loss of use of certain transponders on the satellite. As a result, PanAmSat has claimed that under its contract with SS/L it is entitled to be paid $16 million. SS/L disputes this claim and is in discussions with PanAmSat to resolve this matter. In addition, a Loral Skynet satellite has experienced a minor loss of power from its solar arrays, the cause of which may be similar to the cause of the PAS 7 anomaly. SS/L believes, however, that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, SS/L does not believe that these anomalies will affect other on-orbit satellites built by SS/L. Also, the PAS 8 satellite has experienced minor losses of power from its solar arrays, the cause of which is unrelated to the loss of power on the PAS 7 satellite. PanAmSat has claimed that under its contract with SS/L it is entitled to be paid $7.5 million as a result of these minor power losses. SS/L disputes this claim. SS/L and PanAmSat are in discussions to resolve this matter.

      SS/L has contracted to build a spot beam, Ka-band satellite for a customer planning to offer broadband data services directly to the consumer. SS/L had suspended work on this program since December 2001 while the customer and SS/L were in discussions to resolve a dispute under the contract. In March 2003, SS/L and the customer reached an agreement in principle to restart the satellite construction program. As of December 31, 2002, SS/L had billed and unbilled accounts receivable and vendor financing arrangements of $49 million with this customer. Under the agreement, which is subject to documentation in definitive amendments to their contract, the customer will pay, subject to its receipt of a proposed third party equity

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies — (Continued)

investment, the remainder of the purchase price under the contract of $68.1 million (including $49 million owed to SS/L at December 31, 2002) in installments over time, a portion of which will be due subsequent to completion of the satellite.

      SS/L was a party to an Operational Agreement with Alcatel Space Industries, pursuant to which the parties had agreed to cooperate on certain satellite programs, and an Alliance Agreement with Alcatel Space (together with Alcatel Space Industries, “Alcatel”), pursuant to which Alcatel had certain rights with respect to SS/L. The agreements between Alcatel and SS/L were terminable on one year’s notice, and, on February 22, 2001, Loral gave notice to Alcatel that they would expire on February 22, 2002. In April 2001, Alcatel commenced an arbitration proceeding challenging the effectiveness of Loral’s notice of termination and asserting various alleged breaches of the agreements by SS/L relating to the exchange of information and other procedural or administrative matters. In February 2002, the arbitral tribunal issued a partial decision, which upheld the validity of Loral’s termination effective February 22, 2002 and Alcatel’s claims as to certain breaches. The partial decision was confirmed by the District Court for the Southern District of New York on June 25, 2002. The arbitral tribunal provided both parties with an opportunity to file any additional claims or counterclaims they had. In March 2002, Alcatel submitted additional claims against Loral and SS/L and is seeking at least $350 million in damages in respect of all of its claims. On January 27, 2003, Loral and SS/L received from the arbitral tribunal a partial decision on the additional claims and counterclaims. The arbitral tribunal ruled in favor of Alcatel on most of its claims alleging breaches of the Operational Agreement or Alliance Agreement and ruled against Loral and SS/L on the counterclaims. The arbitral tribunal set a schedule for further submissions by the parties and for hearings to be held in May and August 2003 to determine whether any of the breaches caused Alcatel to suffer injury and to determine the amount of damages, if any. If the arbitral tribunal finds that Alcatel has sustained significant damages, there could be a material adverse effect on Loral’s consolidated financial position and results of operations.

      SS/L is required to obtain licenses and enter into technical assistance agreements, presently under the jurisdiction of the State Department, in connection with the export of satellites and related equipment, as well as disclosure of technical data to foreign persons. Due to the relationship between launch technology and missile technology, the U.S. government has limited, and is likely in the future to limit, launches from China and other foreign countries. Delays in obtaining the necessary licenses and technical assistance agreements have in the past resulted in, and may in the future result in, the delay of SS/L’s performance on its contracts, which could result in the cancellation of contracts by its customers, the incurrence of penalties or the loss of incentive payments under these contracts.

      The launch of ChinaSat-8 has been delayed pending SS/L’s obtaining the approvals required for the launch. On December 23, 1998, the Office of Defense Trade Controls, or ODTC, of the U.S. Department of State temporarily suspended a previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. In addition, SS/L was required to re-apply for new export licenses from the State Department to permit the launch of ChinaSat-8 on a Long March launch vehicle when the old export licenses issued by the Commerce Department, the agency that previously had jurisdiction over satellite licensing, expired in March 2000. On January 4, 2001, the ODTC, while not rejecting these license applications, notified SS/L that they were being returned without action. On January 9, 2002, Loral, SS/L and the United States Department of State entered into a consent agreement (the “Consent Agreement”) settling and disposing of all civil charges, penalties and sanctions associated with alleged violations by SS/L of the Arms Export Control Act and its implementing regulations. The Company recorded a $12 million charge in 2001 for the penalties associated with the Consent Agreement. The Consent Agreement provides that the State Department agrees, assuming the Company’s and SS/L’s faithful adherence to the terms of the Consent Agreement, and the Arms Export Control Act and its implementing regulations, that decisions concerning export licenses for the ChinaSat-8 spacecraft will be made on the basis

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies — (Continued)

of the security and foreign policy interests of the United States, including matters relating to U.S. relations with the People’s Republic of China, without reference to the State Department’s previously expressed concerns regarding SS/L’s reliability, which concerns are considered to be appropriately mitigated through the operation of various provisions of the Consent Agreement. Discussions between SS/L and the State Department regarding SS/L’s obtaining the approvals required for the launch of ChinaSat-8 are continuing.

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

      As of December 31, 2002, SS/L had outstanding vendor financing receivables totaling $74 million, including accrued interest, due from Sirius, which is currently in the process of rolling out its business. On March 7, 2003, Sirius completed its recapitalization plan. Under this plan, Sirius received $200 million in cash from third party investors and exchanged approximately $636 million of its debt and all of its $525 million of preferred stock into common stock. As part of this recapitalization, SS/L converted all of its vendor financing receivables into 58,964,981 shares of common stock of Sirius. In 2002, SS/L recorded a valuation allowance on the vendor financing receivables due from Sirius of $33 million, representing the difference between the carrying value of SS/L’s interest and the value of the common shares expected to be received by SS/L based on the trading price of Sirius’s common stock as of December 31, 2002. Loral has classified the Sirius vendor financing receivable in current assets at December 31, 2002, due to its intent to sell the Sirius common stock within the next year. The value of the shares SS/L received based on the closing price of Sirius’ common stock on March 7, 2003 was $28 million. Accordingly, SS/L will record a non-cash charge to earnings of $10 million in the first quarter of 2003. All future changes in the value of Sirius’ common stock will be recorded as an adjustment to other comprehensive income (loss) until realized. As of March 28, 2003, SS/L had realized net proceeds of $9.0 million from the sale of a portion of its Sirius common stock and gains on such sales of $0.9 million and the market value of its remaining Sirius common stock was $28 million.

      SS/L has entered into several long-term launch services agreements with various launch providers to secure future launches for its customers, including us and our affiliates. Through the assignment of satellites to launch vehicles and refunds, SS/L has reduced its launch deposits by $87 million for the year ended December 31, 2002. Nonetheless, SS/L may, as a result of current market conditions, cancel some of the launchers to which it has committed. SS/L had launch services agreements with International Launch Services (“ILS”) which covered three launches. In November 2002, SS/L terminated one of those future launches, which had a termination liability equal to SS/L’s deposit of $5 million. Subsequently, SS/L received a letter from ILS alleging SS/L’s breach of the agreements, purporting to terminate all three launches and asserting a right to retain $42.5 million in deposits, without prejudice to any other legal claims or remedies. Despite ILS’s termination of all three launches, to protect its interest SS/L also terminated a second launch, which had a termination liability equal to its deposit of $5 million, and SS/L has recognized a non-cash charge to earnings of $10 million with respect to the two terminated launches. SS/L believes that ILS’s claims are without merit and intends to defend against them vigorously and to seek recovery of its

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies — (Continued)

deposits and termination liabilities. The Company does not believe that this matter will have a material adverse effect on its consolidated financial position and its results of operations, although no assurances can be provided.

      While the Company has in the past, consistent with industry practice and the requirements in the Company’s debt agreements, typically obtained in-orbit insurance for its satellites, the Company cannot guarantee that, upon a policy’s expiration, the Company will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. Telstar 10/Apstar IIR, manufactured by SS/L and owned by Loral Orion, has the same solar array configuration as two other 1300-class satellites manufactured by SS/L that have experienced solar array failures. SS/L believes that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, the Company does not believe that these anomalies will affect Telstar 10/Apstar IIR. The insurance coverage for Telstar 10/Apstar IIR provides for coverage of losses due to solar array failures only in the event of a capacity loss of 75% or more. Some of Loral Orion’s bondholders have questioned whether this limitation is in compliance with the insurance covenant in the Loral Orion indenture. Management believes that Loral Orion is in compliance with the covenant as properly interpreted. If, however, Loral Orion’s bondholders were to give notice of a default under the indenture because of such limitations, and a court ruled against Loral Orion on this matter, the maturity of Loral Orion’s 10% senior notes could be accelerated, and the bondholders could be able to call on the Company’s guarantee of Loral Orion’s senior notes. Four other satellites owned by Loral Skynet and Loral Orion have the same solar array configuration as Telstar 10/Apstar IIR. There can be no assurance that the insurers will not require either exclusions of, or similar limitations on, coverage due to solar array failures in connection with renewals of insurance for these satellites in 2003 and 2004. An uninsured loss of a satellite would have a material adverse effect on the Company’s consolidated financial position and its results of operations. Moreover, the Company is required under the terms of its bank facilities to use the insurance proceeds from any launch or in-orbit failure of a satellite owned by Loral SpaceCom or Loral Satellite to prepay the bank loans, and as a result, these insurance proceeds would not be available to us to build a replacement for the lost satellite, which would result in an adverse effect on our future revenue.

      Loral Skynet has an application pending with the FCC for authorization to use the C-Band frequency at 121 degrees W.L. in the U.S. using a non-U.S. ITU filing. Telstar 13, which is currently under construction, is scheduled for launch into this orbital slot in the second quarter of 2003. New Skies Satellites has asserted that its non-U.S. ITU filing at 120.8 degrees W.L. has date priority over Loral Skynet’s ITU filing and has filed comments with the FCC seeking to impose conditions on Loral Skynet’s use of the 121 degrees W.L. slot. Loral Skynet has opposed New Skies’ comments. Loral Skynet is continuing its international coordination of the 121 degrees W.L. slot. There can be no assurance, however, that coordination discussions will be successful or that the FCC will grant Loral Skynet’s application or grant the application without adding conditions that may constrain Loral Skynet’s operations at the 121 degrees W.L. slot.

      On October 21, 2002, National Telecom of India Ltd. (“Natelco”) filed suit against Loral and Loral CyberStar in the United States District Court for the Southern District of New York. The suit relates to a joint venture agreement entered into in 1998 between Natelco and ONS Mauritius, Ltd., a subsidiary of Loral CyberStar, the effectiveness of which was subject to express conditions precedent. In 1999, ONS Mauritius had notified Natelco that Natelco had failed to satisfy those conditions precedent. In Natelco’s amended complaint filed in March 2003, Natelco has alleged wrongful termination of the joint venture agreement, has asserted claims for breach of contract and fraud in the inducement and is seeking damages and expenses in the amount of $97 million. Loral believes that the claims are without merit and intends to vigorously defend against them.

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies — (Continued)

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

      Globalstar Related Matters. On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited (“GTL”) and Globalstar, L.P. (“Globalstar”) against GTL, Loral, Bernard L. Schwartz and other defendants were consolidated into one action titled In re: Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation, Loral and Bernard L. Schwartz alleging (a) that all defendants (except Loral) violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar’s business and prospects, (b) that defendants Loral and Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of Globalstar, (c) that defendants GTL and Schwartz are liable under Section 11 of the Securities Act of 1933 (the “Securities Act”) for untrue statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Loral and Schwartz are secondarily liable under Section 15 of the Securities Act for GTL’s primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related or affiliated therewith. Loral and Mr. Schwartz have filed a motion to dismiss the amended complaint in its entirety as to Loral and Mr. Schwartz, which motion is pending before the court. Loral believes that it has meritorious defenses to this class action lawsuit and intends to pursue them vigorously.

      On March 2, 2002, the seven separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of common stock of Loral Space & Communications Ltd. (“Loral”) against Loral, Bernard L. Schwartz and Richard Townsend were consolidated into one action titled In re: Loral Space & Communications Ltd. Securities Litigation. On May 6, 2002, plaintiffs in the consolidated action filed a consolidated amended class action complaint alleging (a) that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by making material misstatements or failing to state material facts about Loral’s financial condition and its investment in Globalstar and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related or affiliated therewith. Loral and Messrs. Schwartz and Townsend have filed a motion to dismiss the complaint in its entirety, which motion is pending before the court. Loral believes that it has meritorious defenses to this class action lawsuit and intends to pursue them vigorously. In addition, the insurers under Loral’s directors and officers liability insurance policy have denied coverage for the case filed by Loral shareholders under the policy and, on March 24, 2003, filed a lawsuit in the Supreme Court of New York county seeking a declaratory judgment upholding their coverage position. Loral believes that the insurers have wrongfully denied coverage and intends to defend against the denial vigorously.

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies — (Continued)

      Loral holds debt obligations from Globalstar (see Note 6). In other situations in the past, challenges have been initiated seeking subordination or recharacterization of debt held by an affiliate of an issuer. While Loral knows of no reason why such a claim would prevail with respect to the debt Loral holds in Globalstar, there can be no assurance that such claims will not be made in Globalstar’s bankruptcy proceeding. If such claims were to prove successful, it will jeopardize the amount of equity interest Loral will ultimately receive in the new Globalstar company. Moreover, actions may be initiated in Globalstar’s bankruptcy proceeding seeking to characterize payments previously made by Globalstar to Loral prior to the filing date as preferential payments subject to repayment. Loral may also find itself subject to other claims brought by Globalstar creditors and securities holders, who may seek to impose liabilities on Loral as a result of its relationship with Globalstar. For instance, Globalstar’s creditors may seek to pierce the corporate veil in an attempt to recover Globalstar obligations owed to them that are recourse to Loral’s subsidiaries, which are general partners in Globalstar and have filed for bankruptcy protection. Globalstar’s cumulative partners’ deficit at December 31, 2002, was $3.2 billion.

      In May 2000, Globalstar finalized $500 million of vendor financing arrangements with Qualcomm. The original terms of this vendor financing provided for interest at 6%, a maturity date of August 15, 2003 and required repayment pro rata with the term loans due to Loral under Globalstar’s $500 million credit facility. As of December 31, 2002, $623 million was outstanding under this facility (including $123 million of capitalized interest). Loral has agreed that if the principal amount outstanding under the Qualcomm vendor financing facility exceeds the principal amount due Loral under Globalstar’s $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As of December 31, 2002, Loral had no obligation under the guarantee.

     Lease Arrangements

      The Company leases certain facilities, equipment and transponder capacity under agreements expiring at various dates. Certain leases covering facilities contain renewal and or purchase options which may be exercised by the Company. Rent expense, net of sublease income of $2.0 million, $4.3 million and $4.7 million, was $61.7 million, $62.9 million and $62.7 million in 2002, 2001 and 2000 respectively.

      Future minimum payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more consisted of the following as of December 31, 2002 (in thousands):

2003	$42,904
2004	29,770
2005	27,880
2006	26,383
2007	23,008
Thereafter	104,275

$254,220

      Future minimum payments have been reduced by minimum sublease rentals of $3.2 million due in the future under non-cancelable subleases.

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Related Party Transactions

      In connection with contract performance, Loral acquired services from Lockheed Martin. A summary of such transactions and balances as of December 31, 2002 and 2001, and for the three years in the period ended December 31, 2002, respectively, is as follows (in thousands):

	Years ended December 31,

	2002	2001	2000

Cost of purchased goods and services	$21,675	$15,966	$155,510
Balance at year end:
Receivable	$376	$577
Payable	(304)	(485)

Net receivable	$72	$92

      Loral’s sales to, purchases from, and balances with three international aerospace and communications companies (including Alcatel), including the effect of the related party transactions in Note 6, as of December 31, 2002 and 2001, and for the three years in the period ended December 31, 2002, respectively, were as follows (in thousands):

	2002	2001	2000

Revenue from goods and services sold	$755	$216	$7,348
Cost of purchased goods and services	163,242	114,232	239,920
Balance at year end:
Receivable	$923	$45,055
Payable	(6,233)	(27,299)

Net (payable) receivable	$(5,310)	$17,756

15.     Loss Per Share

      Basic loss per share is computed based upon the weighted average number of shares of common stock and the Series A Preferred Stock outstanding. Diluted loss per share excludes the assumed conversion of the Series C Preferred Stock and the Series D Preferred Stock (see Note 10), as their effect would have been antidilutive in 2002, 2001 and 2000, respectively. For 2002, 2001 and 2000, weighted options equating to approximately 1.5 million, 0.4 million and 0.3 million shares of common stock, respectively, as calculated using the treasury stock method, were excluded from the calculation of diluted loss per share, as the effect would have been antidilutive.

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Loss Per Share — (Continued)

      The following table sets forth the computation of basic and diluted loss per share:

	Years ended December 31,

	2002	2001	2000

	(in thousands, except per share data)
Numerator:
Loss before cumulative effect of change in accounting principle	$(578,902)	$(194,719)	$(1,469,678)
Cumulative effect of change in accounting principle, net of taxes	(890,309)	(1,741)	—

Net loss	(1,469,211)	(196,460)	(1,469,678)
Preferred dividends	(89,186)	(80,743)	(67,528)

Numerator for basic and diluted loss per share —
Net loss applicable to common stockholders	$(1,558,397)	$(277,203)	$(1,537,206)

Denominator:
Weighted average shares:
Common stock	372,719	323,793	284,491
Series A preferred stock	—	—	11,348

Denominator for basic and diluted loss per share	372,719	323,793	295,839

Basic and diluted loss per share:
Before cumulative effect of change in accounting principle	$(1.79)	$(0.86)	$(5.20)
Cumulative effect of change in accounting principle	(2.39)	—	—

Loss per share	$(4.18)	$(0.86)	$(5.20)

16.     Segments

      Loral is organized into two operating businesses: fixed satellite services and satellite manufacturing and technology (see Note 1). In the fourth quarter of 2002, in connection with Loral’s integration of the operation and management of its data business (conducted by Loral CyberStar, Inc. and CyberStar, L.P.) into Skynet Network Services, the Company aggregated the fixed satellite services and the data service segment into one segment and no longer included the results of its affiliates, Satmex, XTAR and Europe*Star in its segment results and has restated the information for 2001 and 2000 accordingly.

      In evaluating financial performance, management uses revenues and operating income (loss) before depreciation and amortization, including amortization of unearned stock compensation (“EBITDA”) as the measure of a segment’s profit or loss. Intersegment revenues primarily consist of satellites under construction by satellite manufacturing and technology for fixed satellite services and the leasing of transponder capacity by satellite manufacturing and technology from fixed satellite services. The accounting policies of the reportable segments are the same as those described in Note 2, except that the results for the satellite manufacturing and technology segment are prepared in accordance with accounting principles applicable to government contracts, whereby all costs incurred, including general and administrative costs, are allocated to customer programs. Management evaluates this segment’s financial performance on this basis. The required adjustment to conform to U.S. generally accepted accounting principles for commercial contracts is reflected in eliminations.

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Segments — (Continued)

      Summarized financial information concerning the reportable segments is as follows (in millions):

2002 Segment Information

		Satellite
	Fixed	Manufacturing
	Satellite	and
	Services	Technology	Corporate(1)	Total

Revenues and EBITDA:
Revenue from external customers(2)	$391.2	$708.5		$1,099.7
Intersegment revenues	4.2	144.6		148.8

Operating segment revenues	$395.4	$853.1		1,248.5

Eliminations(3)				(150.1)

Operating revenues as reported				$1,098.4

Segment EBITDA before eliminations(4)	$219.9	$(18.6)	$(36.8)	$164.5

Eliminations(3)				(59.5)

EBITDA(4)				105.0
Depreciation and amortization(5)(6)				(187.0)

Operating loss				$(82.0)

Other Data:
Depreciation and amortization(5)(6)	$153.3	$33.1	$0.6	$187.0

Equity in net losses of FSS affiliates	$(73.7)			$(73.7)

Capital expenditures(6)	$84.8	$13.3	$0.1	$98.2

Total assets(6)	$1,904.7	$690.3	$97.8	$2,692.8

(1)	Represents corporate expenses incurred in support of the Company’s operations.

(2)	Includes revenues from affiliates of $85.9 million, $100.9 million and $161.7 million in 2002, 2001 and 2000, respectively.

(3)	Represents the elimination of intercompany sales and EBITDA, primarily for satellites under construction by SS/ L for wholly owned subsidiaries; and the adjustment required to EBITDA to conform the basis of accounting used by the satellite manufacturing and technology segment from that applicable to government contracts to U.S. generally accepted accounting principles for commercial contracts.

(4)	EBITDA (which is equivalent to operating income/loss before depreciation and amortization, including amortization of unearned stock compensation) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral’s operating results. EBITDA is not an alternative to net income as an indicator of a company’s operating performance, or cash flow from operations as a measure of a company’s liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

(5)	Includes amortization of unearned stock compensation charges.

(6)	The amounts are presented after the elimination of intercompany profit.

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Segments — (Continued)

2001 Segment Information

		Satellite
	Fixed	Manufacturing
	Satellite	and
	Services	Technology	Corporate(1)	Total

Revenues and EBITDA:
Revenue from external customers(2)	$457.4	$613.9		$1,071.3
Intersegment revenues	6.8	200.9		207.7

Operating segment revenues	$464.2	$814.8		1,279.0

Eliminations(3)				(209.4)

Operating revenues as reported				$1,069.6

Segment EBITDA before eliminations(4)	$263.4	$24.2	$(37.5)	$250.1

Eliminations(3)				(27.5)

EBITDA(4)				222.6
Depreciation and amortization(5)(6)				(227.8)

Operating loss				$(5.2)

Other Data:
Depreciation and amortization(5)(6)	$185.0	$40.9	$1.9	$227.8

Equity in net losses of FSS affiliates	$(40.7)			$(40.7)

Capital expenditures(6)	$212.0	$26.1	$0.3	$238.4

Total assets(6)	$2,827.5	$1,170.3	$428.4	$4,426.2

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Segments — (Continued)

2000 Segment Information

		Satellite
	Fixed	Manufacturing
	Satellite	and
	Services	Technology	Corporate(1)	Total

Revenues and EBITDA:
Revenue from external customers(2)	$416.7	$809.8		$1,226.5
Intersegment revenues	4.5	192.5		197.0

Operating segment revenues	$421.2	$1,002.3		1,423.5

Eliminations(3)				(199.4)

Operating revenues as reported				$1,224.1

Segment EBITDA before eliminations(4)	$153.4	$35.5	$(44.4)	$144.5

Eliminations(3)				(14.3)

EBITDA(4)				130.2
Depreciation and amortization(5)				(216.3)

Operating loss				$(86.1)

Other Data:
Depreciation and amortization(5)(6)	$175.8	$37.7	$2.8	$216.3

Equity in net income of FSS affiliates	$12.3			$12.3

Capital expenditures(6)	$399.9	$22.2	$2.1	$424.2

Total assets(6)	$2,792.0	$1,192.1	$731.1	$4,715.2

     Revenue by Customer Location

      The following table presents revenues by country based on customer location for 2002, 2001 and 2000 (in thousands).

	2002	2001	2000

United States	$596,378	$698,260	$948,288
Japan	174,629	118,635	122,802
Mexico	57,409	79,088	6,704
People’s Republic of China	64,373	27,275	13,381
Thailand	89,875	22,508	9,039
Spain	31,814	8,411	129
France	1,704	1,575	28,272
Other	82,243	113,823	95,496

	$1,098,425	$1,069,575	$1,224,111

      During 2002, two customers of SS/ L accounted for approximately 12% and 10% of Loral’s consolidated revenues. During 2001, one customer of SS/ L accounted for approximately 14% of Loral’s consolidated revenues. During 2000, three customers of SS/ L accounted for 13%, 12% and 11%, respectively, of Loral’s consolidated revenues.

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Segments — (Continued)

      With the exception of the Company’s satellites in-orbit (see Note 5), the Company’s long-lived assets are primarily located in the United States.

17.     Financial Information for Subsidiary Issuer and Guarantor and Non-Guarantor Subsidiaries

      Loral is a holding company (the “Parent Company”), which is the ultimate parent of all Loral subsidiaries. In December 2001, the Company’s wholly owned subsidiary, Loral Orion (the “Subsidiary Issuer”), issued New Senior Notes in an exchange offer (see Note 8) which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and one of its wholly-owned subsidiaries (the “Guarantor Subsidiary”).

      Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiary and the other wholly-owned subsidiaries (the “Non-Guarantor Subsidiaries”) for the years ended December 31, 2002, 2001 and 2000. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Subsidiary Issuer, Guarantor Subsidiary and Non-Guarantor Subsidiaries assuming the expected guarantee structure of the New Senior Notes was in effect at the beginning of the periods presented.

      The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Subsidiary Issuer, the Guarantor Subsidiary and the Non-Guarantor Subsidiaries using the equity method of accounting. The Company’s significant transactions with its subsidiaries other than the investment account and related equity in net loss of unconsolidated subsidiaries are the management fee charged by Loral SpaceCom to the Parent Company and intercompany payables and receivables between its subsidiaries resulting primarily from the funding of the construction of satellites for the fixed satellite services segment. Loral’s $200 million note receivable from unconsolidated subsidiaries is due from Loral Space & Communications Corporation (“LSCC”), bears interest at 8.2% per annum with the final due date being October 1, 2008. Interest payments are deferred until April 1, 2005, when LSCC will begin to make semi-annual installments of $48 million on the first day of April and October of each year until the note is paid in full. Loral SpaceCom (a non-guarantor subsidiary) holds a $29.7 million subordinated note receivable from the subsidiary issuer. The note is subordinated to all existing and future indebtedness of the subsidiary issuer and guaranteed by the Parent Company. The note bears interest at a rate of 10% per annum. All principal and interest on the note is due at maturity on July 30, 2006. During 2002, Loral Satellite provided $35.2 million to Loral in the form of a note receivable which bears no interest and is payable upon maturity of the Loral Satellite Credit Agreement.

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Financial Information for Subsidiary Issuer and Guarantor and Non-Guarantor Subsidiaries — (Continued)

LORAL SPACE & COMMUNICATIONS LTD.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2002
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiary	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$1,514	$42,964	$—	$21,458	$—	$65,936
Accounts receivable, net	—	7,477	138	21,278	—	28,893
Contracts-in-process	—	—	—	113,154	—	113,154
Vendor financing receivable	—	—	—	38,016	—	38,016
Inventories	—	—	—	95,733	—	95,733
Other current assets	823	5,540	8,584	34,659	(911)	48,695

Total current assets	2,337	55,981	8,722	324,298	(911)	390,427
Property, plant and equipment, net	—	319,998	204,701	1,396,920	(24,276)	1,897,343
Long-term receivables	—	—	—	163,191	—	163,191
Notes receivable (payable) unconsolidated subsidiaries	157,500	(31,540)	—	(125,960)	—	—
Due to (from) unconsolidated subsidiaries	36,448	(97,652)	107,917	(13,413)	(33,300)	—
Investments in unconsolidated subsidiaries	(20,185)	304,590	(271,698)	(1,642,070)	1,629,363	—
Investments in and advances to affiliates	21,507	—	—	73,936	—	95,443
Deposits	—	—	—	58,250	—	58,250
Deferred tax assets	—	—	—	—	—	—
Other assets	3,191	16,622	696	67,639	—	88,148

Total assets	$200,798	$567,999	$50,338	$302,791	$1,570,876	$2,692,802

Current liabilities:
Current portion of long-term debt	$—	$64,727	$—	$67,171	$—	$131,898
Accounts payable	2,404	1,194	1,193	53,532	—	58,323
Accrued employment costs	—	—	—	34,531	—	34,531
Customer advances	—	1,208	521	112,351	—	114,080
Accrued interest and preferred dividends	20,840	4,700	—	11,830	—	37,370
Income taxes payable	8,123	—	—	31,232	(1,419)	37,936
Other current liabilities	—	1,968	35	45,002	—	47,005

Total current liabilities	31,367	73,797	1,749	355,649	(1,419)	461,143
Pension and other postretirement liabilities	—	—	—	124,193	—	124,193
Long-term liabilities	48,577	7,743	11,387	172,119	(31,991)	207,835
Long-term debt	350,000	894,829	—	867,798	—	2,112,627
Minority interest	—	—	—	16,150	—	16,150
6% Series C convertible redeemable preferred stock	104,582	—	—	—	—	104,582
6% Series D convertible redeemable preferred stock	20,499	—	—	—	—	20,499
Shareholders’ (deficit) equity :
6% Series C convertible redeemable preferred stock	80,171	—	—	—	—	80,171
6% Series D convertible redeemable preferred stock	15,125	—	—	—	—	15,125
Common stock, par value $.01	4,293	—	—	—	—	4,293
Paid-in capital	3,389,035	604,166	—	—	(604,166)	3,389,035
Treasury stock, at cost	(3,360)	—	—	—	—	(3,360)
Unearned compensation	(151)	—	—	—	—	(151)
Retained (deficit) earnings	(3,782,107)	(1,012,536)	37,202	(1,233,118)	2,208,452	(3,782,107)
Accumulated other comprehensive loss	(57,233)	—	—	—	—	(57,233)

Total shareholders’ (deficit) equity	(354,227)	(408,370)	37,202	(1,233,118)	1,604,286	(354,227)

Total liabilities and shareholders’ (deficit) equity	$200,798	$567,999	$50,338	$302,791	$1,570,876	$2,692,802

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Financial Information for Subsidiary Issuer and Guarantor and Non-Guarantor Subsidiaries — (Continued)

LORAL SPACE & COMMUNICATIONS LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year ended December 31, 2002
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues from satellite sales	$—	$—	$—	$761,793	$(53,326)	$708,467
Revenues from satellite services	—	99,717	48,198	293,577	(51,534)	389,958
Management fee from parent	—	—	—	18	(18)	—

Total revenues	—	99,717	48,198	1,055,388	(104,878)	1,098,425
Costs of satellite sales	—	—	—	805,690	(46,190)	759,500
Costs of satellite services	—	100,360	29,231	178,646	(48,484)	259,753
Selling, general and administrative expenses	7,198	10,089	964	142,950	—	161,201
Management fee expense	18	—	—	—	(18)	—

Operating income (loss)	(7,216)	(10,732)	18,003	(71,898)	(10,186)	(82,029)
Interest and investment income	21,514	631	—	15,155	(24,391)	12,909
Interest expense	(39,327)	(13,016)	3	(51,843)	27,138	(77,045)
Loss on investment	(1,189)	—	—	—	—	(1,189)

(Loss) income before income taxes, equity in net losses of unconsolidated subsidiaries and affiliates, minority interest and cumulative effect of change in accounting principle	(26,218)	(23,117)	18,006	(108,586)	(7,439)	(147,354)
Income tax benefit (provision)	(6,398)	(14,739)	(6,455)	(150,708)	(176,742)	(355,042)

(Loss) income before equity in net losses of unconsolidated subsidiaries and affiliates, minority interest and cumulative effect of change in accounting principle	(32,616)	(37,856)	11,551	(259,294)	(184,181)	(502,396)
Equity in net income (losses) of unconsolidated subsidiaries, net of taxes	(1,360,150)	11,551	—	—	1,348,599	—
Equity in net income (losses) of affiliates, net of taxes	(76,445)	—	—	165	—	(76,280)
Minority interest, net of taxes	—	—	—	(226)	—	(226)

(Loss) income before cumulative effect of change in accounting principle	(1,469,211)	(26,305)	11,551	(259,355)	1,164,418	(578,902)
Cumulative effect of change in accounting principle, net of taxes	—	(562,201)	—	(328,108)	—	(890,309)

Net (loss) income	$(1,469,211)	$(588,506)	$11,551	$(587,463)	$1,164,418	$(1,469,211)

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Financial Information for Subsidiary Issuer and Guarantor and Non-Guarantor Subsidiaries — (Continued)

LORAL SPACE & COMMUNICATIONS LTD.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2002
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net (loss) income	$(1,469,211)	$(588,506)	$11,551	$(587,463)	$1,164,418	$(1,469,211)
Non-cash items:
Equity in net losses of affiliates, net of taxes	76,445	—	—	8,033	—	84,478
Minority interest, net of taxes	—	—	—	226	—	226
Cumulative effect of change in accounting principle, net of taxes	—	562,201	—	328,108	—	890,309
Equity in net losses of unconsolidated subsidiaries, net of taxes	1,360,150	(11,551)	—	—	(1,348,599)	—
Deferred taxes	6,214	32,130	5,143	152,285	159,563	355,335
Depreciation and amortization	(47)	54,279	21,013	111,757	—	187,002
Valuation allowance on Europe*Star advances	—	—	—	36,620	—	36,620
Vendor financing receivable valuation allowance	—	—	—	32,574	—	32,574
Loss on cancellation of deposits	—	—	—	10,000	—	10,000
Provision for inventory obsolescence	—	—	—	14,013	—	14,013
Provisions for bad debt	—	—	—	4,308	—	4,308
Loss on equipment disposals	—	—	—	6,191	—	6,191
Loss on investments	1,189	—	—	—	—	1,189
Non-cash interest (income) expense	—	503	—	(1,840)	—	(1,337)
Changes in operating assets and liabilities:		—
Accounts receivable, net	—	5,594	359	288	—	6,241
Contracts-in-process	—	—	—	97,100	—	97,100
Inventories	—	—	—	(1,604)	—	(1,604)
Long-term receivables	—	—	—	(1,963)	—	(1,963)
Deposits	—	—	—	58,940	—	58,940
Due to (from) unconsolidated subsidiaries	(17,135)	33,882	(34,931)	(904)	19,088	—
Other current assets and other assets	2,260	3,589	(3,296)	28,122	—	30,675
Accounts payable	(1,357)	(1,484)	481	(86,306)	—	(88,666)
Accrued expenses and other current liabilities	715	2,811	—	(23,136)	—	(19,610)
Customer advances	—	(3,739)	(320)	(30,851)	—	(34,910)
Income taxes payable	184	—	—	3,572	(336)	3,420
Pension and other postretirement liabilities	—	—	—	4,521	—	4,521
Long-term liabilities	—	—	—	(10,986)	—	(10,986)
Other	(2)	—	—	(26)	—	(28)

Net cash provided by (used in) operating activities	(40,595)	89,709	—	151,579	(5,866)	194,827

Investing activities:
Capital expenditures	—	(18,033)	—	(86,040)	5,866	(98,207)
Investments in and advances to unconsolidated subsidiaries	(2,243)	—	—	2,243	—	—
Investments in and advances to affiliates	(11,479)	—	—	(29,138)	—	(40,617)

Net cash (used in) provided by in investing activities	(13,722)	(18,033)	—	(112,935)	5,866	(138,824)

Financing activities:
Borrowings under revolving credit facilities	—	—	—	145,000	—	145,000
Repayments under term loans	—	—	—	(85,000)	—	(85,000)
Repayments under revolving credit facilities	—	—	—	(127,000)	—	(127,000)
Interest payments on 10% senior notes	—	(45,952)	—	(2)	—	(45,954)
Repayment of export-import facility	—	—	—	(2,146)	—	(2,146)
Repayments of other long-term obligations	—	(2,159)	—	(20)	—	(2,179)
Note receivable from unconsolidated affiliate	42,500	—	—	(42,500)	—	—
Preferred dividends	(29,678)	—	—	—	—	(29,678)
Preferred dividends on exchange offers and related expenses	(15,583)	—	—	—	—	(15,583)
Proceeds from stock issuances	12,524	—	—	—	—	12,524

Net cash used in financing activities	9,763	(48,111)	—	(111,668)	—	(150,016)

Increase (decrease) in cash and cash equivalents	(44,554)	23,565	—	(73,024)	—	(94,013)
Cash and cash equivalents—beginning of period	46,068	19,399	—	94,482	—	159,949

Cash and cash equivalents—end of period	$1,514	$42,964	$—	$21,458	$—	$65,936

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Financial Information for Subsidiary Issuer and Guarantor and Non-Guarantor Subsidiaries — (Continued)

LORAL SPACE & COMMUNICATIONS LTD.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2001
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiary	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$46,068	$19,399	$—	$94,482	$—	$159,949
Accounts receivable, net	—	13,071	497	25,731	—	39,299
Contracts-in-process	—	—	—	174,192	—	174,192
Inventories	—	—	—	98,179	—	98,179
Other current assets	265	6,053	5,151	78,962	—	90,431

Total current assets	46,333	38,523	5,648	471,546	—	562,050
Property, plant and equipment, net	—	354,196	225,714	1,415,856	(18,410)	1,977,356
Costs in excess of net assets acquired, net	—	562,201	—	329,518	—	891,719
Long-term receivables	—	—	—	230,195	—	230,195
Note receivable from unconsolidated subsidiary	200,000	(29,700)	—	(170,300)	—	—
Due to (from) unconsolidated subsidiaries	12,430	(62,961)	72,978	(8,235)	(14,212)	—
Investments in unconsolidated subsidiaries	1,432,614	293,039	(271,698)	(1,734,719)	280,764	—
Investments in and advances to affiliates	77,061	—	—	115,294	—	192,355
Deposits	—	—	—	155,490	—	155,490
Deferred tax assets	—	32,130	—	122,332	143,066	297,528
Other assets	6,632	20,836	832	91,194	—	119,494

Total assets	$1,775,070	$1,208,264	$33,474	$1,018,171	$391,208	$4,426,187

Current liabilities:
Current portion of long-term debt	$—	$49,449	$—	$87,167	$—	$136,616
Accounts payable	1,357	2,677	713	142,286	—	147,033
Accrued employment costs	—	—	—	39,232	—	39,232
Customer advances	—	952	128	147,910	—	148,990
Accrued interest and preferred dividends	22,543	1,889	—	6,738	—	31,170
Income taxes payable	7,939	—	—	27,660	(1,083)	34,516
Other current liabilities	—	5,719	235	41,006	—	46,960
Deferred tax liabilities — current	20,737	—	—	—	(20,737)	—

Total current liabilities	52,576	60,686	1,076	491,999	(21,820)	584,517
Pension and other postretirement liabilities	—	—	—	55,590	—	55,590
Long-term liabilities	21,626	7,986	6,747	180,487	(26,840)	190,006
Long-term debt	350,000	959,555	—	916,970	—	2,226,525
Minority interest	—	—	—	18,681	—	18,681
Shareholders’ (deficit) equity:
6% Series C convertible redeemable preferred stock	485,371	—	—	—	—	485,371
6% Series D convertible redeemable preferred stock	296,529	—	—	—	—	296,529
Common stock, par value $.01	3,368	—	—	—	—	3,368
Paid-in capital	2,771,964	604,166	—	—	(604,166)	2,771,964
Treasury stock, at cost	(3,360)	—	—	—	—	(3,360)
Unearned compensation	(81)	—	—	—	—	(81)
Retained deficit	(2,223,710)	(424,129)	25,651	(645,556)	1,044,034	(2,223,710)
Accumulated other comprehensive income	20,787	—	—	—	—	20,787

Total shareholders’ (deficit) equity	1,350,868	180,037	25,651	(645,556)	439,868	1,350,868

Total liabilities and shareholders’ (deficit) equity	$1,775,070	$1,208,264	$33,474	$1,018,171	$391,208	$4,426,187

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Financial Information for Subsidiary Issuer and Guarantor and Non-Guarantor Subsidiaries — (Continued)

LORAL SPACE & COMMUNICATIONS LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year ended December 31, 2001
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues from satellite sales	$—	$—	$—	$621,284	$(7,404)	$613,880
Revenues from satellite services	—	96,623	51,461	372,919	(65,308)	455,695
Management fee from parent	—	—	—	36,730	(36,730)	—

Total revenues	—	96,623	51,461	1,030,933	(109,442)	1,069,575
Costs of satellite sales	—	—	—	586,147	(5,624)	580,523
Costs of satellite services	—	119,917	26,407	203,097	(58,551)	290,870
Selling, general and administrative expenses	1,243	10,796	—	192,551	(1,180)	203,410
Management fee expense	36,730	—	—	—	(36,730)	—

Operating income (loss)	(37,973)	(34,090)	25,054	49,138	(7,357)	(5,228)
Interest and investment income	23,238	644	9	38,428	(33,434)	28,885
Interest expense	(37,629)	(98,310)	(29)	(84,279)	36,316	(183,931)
Gain on debt exchanges	—	34,541	—	(600)	—	33,941
(Loss) income before income taxes, equity in net losses of unconsolidated affiliates and affiliates, minority interest, cumulative effect of change in accounting principle and discontinued operations	(52,364)	(97,215)	25,034	2,687	(4,475)	(126,333)
Income tax benefit (provision)	(6,315)	(1,744)	(8,762)	(19,105)	33,756	(2,170)

(Loss) income before equity in net losses of unconsolidated affiliates, minority interest, cumulative effect of change in accounting principle and discontinued operations	(58,679)	(98,959)	16,272	(16,418)	29,281	(128,503)
Equity in net (losses) income of unconsolidated subsidiaries, net of tax benefit	(66,128)	11,950	—	—	54,178	—
Equity in net (losses) income of affiliates, net of taxes	(71,653)	—	—	4,976	—	(66,677)
Minority interest, net of taxes	—	—	—	461	—	461

(Loss) income before cumulative effect of change in accounting principle and discontinued operations	(196,460)	(87,009)	16,272	(10,981)	83,459	(194,719)
Cumulative effect of change in accounting principle	—	—	—	(1,741)	—	(1,741)
Loss from operations of discontinued operations, net	—	(7,765)	—	—	7,765	—

Net loss applicable to common shareholders	$(196,460)	$(94,774)	$16,272	$(12,722)	$91,224	$(196,460)

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Financial Information for Subsidiary Issuer and Guarantor and Non-Guarantor Subsidiaries — (Continued)

LORAL SPACE & COMMUNICATIONS LTD.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2001
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net (loss) income	$(196,460)	$(87,009)	$16,272	$(12,722)	$83,459	$(196,460)
Non-cash items:				—	—	—
Equity in net losses of affiliates, net of taxes	71,653	—	—	(4,976)	—	66,677
Equity in net losses of unconsolidated subsidiaries, net of taxes	66,128	(11,950)	—	—	(54,178)	—
Minority interest, net of taxes	—	—	—	(461)	—	(461)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	1,741	—	1,741
Deferred taxes	5,905	12,852	6,517	21,838	(47,994)	(882)
Depreciation and amortization	—	72,992	21,013	133,774	—	227,779
Provision for inventory obsolescence	—	—	—	5,929	—	5,929
Provision for bad debt	—	3,460	—	(100)	—	3,360
Gain on debt exchanges	—	(34,541)	—	600	—	(33,941)
Non-cash interest expense	—	39,609	—	—	—	39,609
Changes in operating assets and liabilities:
Accounts receivable, net	—	(4,676)	1,205	17,159	—	13,688
Contracts-in-process	—	—	—	15,518	—	15,518
Inventories	—	—	—	16,500	—	16,500
Other current assets	—	(2,083)	(2,756)	11,554	—	6,715
Long-term receivables	—	—	—	(51,401)	—	(51,401)
Deposits	—	863	(863)	9,300	—	9,300
Due to (from) unconsolidated subsidiaries	6,075	58,281	(38,795)	(43,834)	18,273	—
Investments in unconsolidated affiliates	—	—	—	—	—	—
Other assets	—	(2,889)	(329)	14,955	—	11,737
Accounts payable	96	(8,011)	—	(4,341)	—	(12,256)
Accrued expenses and other current liabilities	(2,538)	2,166	(2,166)	(28,127)	—	(30,665)
Customer advances	—	(724)	(98)	78,946	—	78,124
Income taxes payable	402	—	—	(1,140)	3,225	2,487
Pension and other postretirement liabilities	—	—	—	3,214	—	3,214
Long-term liabilities	—	7,861	—	(13,187)	—	(5,326)
Other	918	—	—	(1,423)	—	(505)

Net cash provided by (used in) operating activities	(47,821)	46,201	—	169,316	2,785	170,481

Net cash provided by net assets from discontinued operations	—	2,236	—	—	(2,236)	—

Investing activities:	—
Capital expenditures	—	(579)	—	(237,245)	(549)	(238,373)
Investments in and advances to affiliates	(19,668)	—	—	(8,024)	—	(27,692)
Investments in and advances to unconsolidated affiliates	(2,102)	—	—	2,102	—	—
Proceeds from the sale leaseback of assets, net	—	—	—	17,393	—	17,393

Net cash used in investing activities	(21,770)	(579)	—	(225,774)	(549)	(248,672)

Financing activities:
Borrowings under revolving credit facilities	—	—	—	115,000	—	115,000
Repayments under term loans	—	—	—	(81,000)	—	(81,000)
Repayments under revolving credit facilities	—	—	—	(134,000)	—	(134,000)
Repayments of export-import facility	—	—	—	(2,145)	—	(2,145)
Repayments of other long-term obligations	—	(2,995)	—	(165)	—	(3,160)
Preferred dividends	(52,218)	—	—	—	—	(52,218)
Proceeds from other stock issuances	16,472	—	—	59	—	16,531
Payment of debt refinancing costs	—	—	—	(14,913)	—	(14,913)
Equity contribution from parent	—	2,700	—	(2,700)	—	—
Repayment of note due to Loral SpaceCom	—	(28,166)	—	28,166	—	—

Net cash (used in) provided by financing activities	(35,746)	(28,461)	—	(91,698)	—	(155,905)

Increase (decrease) in cash and cash equivalents	(105,337)	19,397	—	(148,156)	—	(234,096)
Cash and cash equivalents—beginning of period	151,405	2	—	242,638	—	394,045

Cash and cash equivalents—end of period	$46,068	$19,399	$—	$94,482	$—	$159,949

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Financial Information for Subsidiary Issuer and Guarantor and Non-Guarantor Subsidiaries — (Continued)

LORAL SPACE & COMMUNICATIONS LTD.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year ended December 31, 2000
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues from satellite sales	$—	$—	$—	$812,312	$(2,497)	$809,815
Revenues from satellite services	—	66,609	42,084	361,446	(55,843)	414,296
Management fee from parent	—	—	—	64,601	(64,601)	—

Total revenues	—	66,609	42,084	1,238,359	(122,941)	1,224,111
Costs of satellite sales	—	—	—	761,440	(5,957)	755,483
Costs of satellite services	—	103,961	25,989	223,185	(51,413)	301,722
Selling, general and administrative expenses	1,197	12,437	390	240,019	(1,051)	252,992
Management fee expense	64,601	—	—	—	(64,601)	—

Operating income (loss)	(65,798)	(49,789)	15,705	13,715	81	(86,086)
Interest and investment income	74,977	2,961	80	77,652	(26,433)	129,237
Interest expense	(29,435)	(97,155)	(9)	(73,675)	29,438	(170,836)
Gain on investments, net	69,706	—	—	1,136	—	70,842

(Loss) income before income taxes, equity in net losses of unconsolidated affiliates and subsidiaries, minority interest, Globalstar related impairment charges and discontinued operations	49,450	(143,983)	15,776	18,828	3,086	(56,843)
Income tax benefit (provision)	(15,949)	4,250	(5,524)	(33,976)	41,824	(9,375)

(Loss) income before equity in net losses of unconsolidated affiliates and subsidiaries, minority interest, Globalstar related impairment charges and discontinued operations	33,501	(139,733)	10,252	(15,148)	44,910	(66,218)
Equity in net losses of unconsolidated subsidiaries, net of tax benefit	(700,187)	3,970	—	—	696,217	—
Equity in net losses of affiliates, net of taxes	(723,763)	—	—	(571,147)	—	(1,294,910)
Minority interest, net of taxes	—	—	—	3,691	—	3,691
Globalstar related impairment charges, net of tax benefit	(79,229)	—	—	(33,012)	—	(112,241)

Net (loss) income before discontinued operations	(1,469,678)	(135,763)	10,252	(615,616)	741,127	(1,469,678)
Loss from operations of discontinued operations, net	—	(2,019)	—	—	2,019	—

Net (loss) income applicable to common shareholders	$(1,469,678)	$(137,782)	$10,252	$(615,616)	$743,146	$(1,469,678)

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Financial Information for Subsidiary Issuer and Guarantor and Non-Guarantor Subsidiaries — (Continued)

LORAL SPACE & COMMUNICATIONS LTD.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2000
(in thousands)

				Non-
	Parent	Subsidiary	Guarantor	Guarantor
	Company	Issuer	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net (loss) income	$(1,469,678)	$(135,763)	$10,252	$(615,616)	$741,127	$(1,469,678)
Non-cash items:
Equity in net losses of affiliates, net of taxes	723,763	—	—	571,147	—	1,294,910
Equity in net losses of unconsolidated subsidiaries, net of taxes	700,187	(3,970)	—	—	(696,217)	—
Minority interest, net of taxes	—	—	—	(3,691)	—	(3,691)
Deferred taxes	13,604	4,241	364	27,572	(50,255)	(4,474)
Depreciation and amortization	—	68,963	21,013	126,287	—	216,263
Provision for inventory obsolescence	—	—	—	4,918	—	4,918
Provision for bad debt	—	1,070	—	10,474	—	11,544
Gain on investments, net	(70,842)	—	—	—	—	(70,842)
Non-cash interest expense	—	37,074	—	—	—	37,074
Globalstar related impairment charges, net of taxes	79,229	—	—	33,012	—	112,241
Non-cash interest and investment income	(25,821)	(3,518)	—	(11,343)	—	(40,682)
Satellite purchase price payable	—	180,755	(180,755)	—	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	(5,403)	(29)	(14,560)	—	(19,992)
Contracts-in-process	—	—	—	185,249	—	185,249
Inventories	—	—	—	25,990	—	25,990
Other current assets	—	2,344	491	(7,968)	—	(5,133)
Long-term receivables	—	—	—	10,335	—	10,335
Deposits	—	(110)	110	34,085	—	34,085
Due to (from) unconsolidated subsidiaries	11,850	9,571	(36,629)	97,884	(82,676)	—
Other assets	—	1,467	(405)	(10,309)	—	(9,247)
Accounts payable	(699)	2,786	—	(78,769)	—	(76,682)
Accrued expenses and other current liabilities	2,294	(1,885)	1,885	383	—	2,677
Customer advances	—	2,127	(907)	1,921	—	3,141
Income taxes payable	2,518	—	—	9,034	(60)	11,492
Pension and other postretirement liabilities	—	—	—	18	—	18
Long-term liabilities	—	1,265	—	9,338	—	10,603
Other	4,794	—	—	(5,817)	—	(1,023)

Net cash provided by (used in) operating activities	(28,801)	161,014	(184,610)	399,574	(88,081)	259,096

Net cash used in net assets of discontinued operations	—	(68,114)	—	(1,804)	69,918	—

Investing activities:
Capital expenditures	—	(182,095)	—	(260,267)	18,163	(424,199)
Investments in and advances to affiliates	(181,430)	—	—	11,347	—	(170,083)
Investments in and advances to unconsolidated affiliates	(187,252)	—	—	187,252	—	—
Increase in restricted and segregated assets	—	(64)	—	64	—	—
Proceeds from the sales of investments	97,137	—	—	—	—	97,137
Purchase of Globalstar loans	—	—	—	(67,950)	—	(67,950)
Use and transfer of restricted and segregated cash	—	190,898	—	(3,583)	—	187,315

Net cash used in investing activities	(271,545)	8,739	—	(133,137)	18,163	(377,780)

Financing activities:
Borrowings under revolving credit facilities	—	—	—	55,762	—	55,762
Repayments under term loans	—	—	—	(81,250)	—	(81,250)
Repayments under revolving credit facilities	—	—	—	(50,000)	—	(50,000)
Repayments of export-import facility	—	—	—	(2,146)	—	(2,146)
Repayments of other long-term obligations	—	(1,678)	—	(239)	—	(1,917)
Preferred dividends	(61,646)	—	—	—	—	(61,646)
Proceeds from other stock issuances	25,982	—	—	(125)	—	25,857
Proceeds from the issuance of 6% Series D preferred stock, net	388,204	—	—	—	—	388,204
Proceeds from sale of orbital slots to parent, net	—	34,260	—	(34,260)	—	—
Equity contribution from parent	—	10,750	—	(10,750)	—	—
Increase in note payable to SpaceCom	—	35,752	—	(35,752)	—	—
Capital contribution from Loral CyberStar	—	(180,755)	180,755	—	—	—

Net cash (used in) provided by financing activities	352,540	(101,671)	180,755	(158,760)	—	272,864

Increase (decrease) in cash and cash equivalents	52,194	(32)	(3,855)	105,873	—	154,180
Cash and cash equivalents — beginning of period	99,211	34	3,855	136,765	—	239,865

Cash and cash equivalents — end of period	$151,405	$2	$—	$242,638	$—	$394,045

LORAL SPACE & COMMUNICATIONS LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Information (Unaudited, in thousands, except per share amounts)

	Quarter ended

	March 31,	June 30,	September 30,	December 31,

		(Restated)(1)	(Restated)(1)
Year ended December 31, 2002
Revenues	$308,176	$316,360	$210,982	$262,907
Operating income (loss)	14,705	8,675	(15,805)	(89,604)
Loss before cumulative effect of change in accounting principle	(19,860)	(22,569)	(48,712)	(487,761)
Net loss	(896,360)	(22,569)	(48,712)	(501,570)
Preferred dividends	(11,963)	(46,810)	(8,607)	(21,806)
Net loss applicable to common shareholders	(908,323)	(69,379)	(57,319)	(523,376)
Basic and diluted loss per share(2):
Before cumulative effect of change in accounting principle	0.09	0.19	0.15	1.21
Cumulative effect of change in accounting principle	2.60	—	—	0.03

Loss per share	2.69	0.19	0.15	1.24
Market price per share
High	3.27	2.44	1.08	0.70
Low	1.80	0.91	0.22	0.23

	Quarter ended

	March 31,	June 30,	September 30,	December 31,

Year ended December 31, 2001
Revenues	$261,135	$274,862	$261,063	$272,515
Operating income (loss)	3,924	6,808	(6,959)	(9,001)
Loss before cumulative effect of change in accounting principle	(57,268)	(54,697)	(52,288)	(30,466)
Net loss	(59,009)	(54,697)	(52,288)	(30,466)
Preferred dividends	(16,123)	(40,694)	(11,963)	(11,963)
Net loss applicable to common shareholders	(75,132)	(95,391)	(64,251)	(42,429)
Loss per share — basic and diluted(2)	0.25	0.29	0.19	0.13
Market price per share
High	6.34	3.55	2.90	3.10
Low	2.10	1.03	1.25	1.10

(1)	The results for the satellite manufacturing and technology segment are prepared in accordance with accounting principles applicable to government contracts, whereby all costs incurred, including general and administrative costs, are allocated to programs. Management evaluates this segment’s financial performance on this basis. The required adjustment to conform to U.S. generally accepted accounting principles for commercial contracts and self constructed assets is reflected in consolidation (see Note 16). Subsequent to the filing of the Company’s September 30, 2002 Form 10-Q, the Company determined that it had miscalculated this adjustment in its eliminations and has restated its reported results for the second and third quarters of 2002 to reflect the correct amounts. The following is a summary of the significant effects of the restatement (in thousands, except per share amounts):

	Three Months Ended		Three Months Ended
	June 30, 2002		September 30, 2002

	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Operating income (loss)	$17,708	$8,675	$(8,546)	$(15,805)
Loss before cumulative effect of change in accounting principle and net loss	(16,661)	(22,569)	(43,708)	(48,712)
Net loss applicable to common shareholders	(63,471)	(69,379)	(52,315)	(57,319)
Loss per share before cumulative effect of change in accounting principle and net loss	(0.18)	(0.19)	(0.14)	(0.15)

(2)	The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

18.	Quarterly Financial Information — (Continued)

INDEPENDENT AUDITORS’ REPORT

To the Partners of Globalstar, L.P. (a Debtor-in-Possession):

      We have audited the accompanying consolidated balance sheets of Globalstar, L.P. (a limited partnership) and its subsidiaries (collectively, the “Partnership”) (a Debtor-in-Possession) as of December 31, 2002 and 2001 and the related consolidated statements of operations, partners’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the consolidated financial statements, the Partnership has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to the partnership interests, the effect of any changes that may be made in the capitalization of the Partnership; or (d) as to the operations, the effect of any changes that may be made in its business.

      The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, on February 15, 2002, the Partnership filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. These factors, among others, raise substantial doubt about the Partnership’s ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

San Jose, California

February 24, 2003 (March 25, 2003 as to the fourth and fifth paragraph of Note 2 and Note 20)

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

CONSOLIDATED BALANCE SHEETS

(In thousands, except partnership interests)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$15,284	$55,625
Accounts receivable, net of allowance of $2,030 at December 31, 2002 and $2,158 at December 31, 2001.	4,687	2,282
Inventory	1,294	1,090
Prepaid expenses and other current assets	7,899	12,971

Total current assets	29,164	71,968

Property and equipment:
Globalstar System, net	198,756	229,774
Other property and equipment, net	2,143	2,216

	200,899	231,990

Additional spare satellites	24,236	23,823
Production gateways, net of allowance of $18,943 at December 31, 2002 and $20,212 at December 31, 2001.	12,553	28,151
Deferred financing costs	—	68,330
Other assets, net	27,522	32,129

Total assets	$294,374	$456,391

LIABILITIES AND PARTNERS’ (DEFICIT)
Current liabilities:
Term loans payable to affiliates	$—	$400,000
Revolving credit facility to affiliates	—	100,000
Senior notes payable ($1,450,000 aggregate principal amount)	—	1,417,942
Accounts payable	2,522	3,752
Payable to affiliates	7,745	35,111
Vendor financing liability	—	814,246
Dividends payable	—	29,870
Accrued expenses	6,419	42,524
Accrued interest	—	246,871
Deferred revenue	2,365	—

Total current liabilities	19,051	3,090,316

Deferred revenues	—	31,359
Vendor financing liability, net of current portion	—	55,139
Accrued interest on notes payable	—	32,320
Notes payable	—	150,000
Notes payable to affiliates	—	95,010

Total noncurrent liabilities	—	363,828

Liabilities subject to compromise	3,425,921	—
Commitments and contingencies (Note 10 and 19)
Partners’ (deficit):
8% Series A convertible redeemable preferred partnership interests (4,356,295 and 4,358,395 interests outstanding at December 31, 2002 and 2001, respectively, $218 million redemption value at December 31, 2002 and 2001	—	—
9% Series B convertible redeemable preferred partnership interests (389,500 and 1,693,433 interests outstanding at December 31, 2002 and 2001, respectively, $20 million and $85 million redemption value at December 31, 2002 and 2001, respectively)	—	—
Ordinary general partnership interests (45,910,604 and 45,289,938 interests outstanding at December 31, 2002 and 2001, respectively)	(3,114,193)	(2,961,347)
Ordinary limited partnership interests (19,937,500 interests outstanding at December 31, 2002 and 2001)	(239,740)	(239,740)
Unearned compensation	—	(1)
Warrants	203,335	203,335

Total partners’ (deficit)	(3,150,598)	(2,997,753)

Total liabilities and partners’ (deficit)	$294,374	$456,391

See notes to consolidated financial statements.

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per ordinary partnership interest amounts)

	Years ended December 31,

	2002	2001	2000

Revenues:
Service	$17,182	$6,195	$2,223
Subscriber equipment	7,457	152	—
Royalty income	—	57	1,427

Total revenue	24,639	6,404	3,650

Operating expenses:
Cost of subscriber equipment	5,650	130	—
Operations	26,379	56,074	127,969
Marketing, general and administrative	39,104	101,392	80,705
Restructuring	7,694	12,035	—
Launch termination costs	18,379	—	—
Impairment of assets	—	—	2,939,790
Depreciation and amortization	30,904	35,554	327,938

Total operating expenses	128,110	205,185	3,476,402

Operating loss	103,471	198,781	3,472,752
Interest income	101	4,513	16,490
Interest expense	46,523	381,170	329,163

Loss before taxes	149,893	575,438	3,785,425
Income tax expense	66	73	246

Net loss	149,959	575,511	3,785,671
Preferred distributions on redeemable preferred partnership interests	2,887	26,562	30,730

Net loss applicable to ordinary partnership interests	$152,846	$602,073	$3,816,401

Net loss per ordinary partnership interest — basic and diluted	$2.32	$9.26	$61.23

Weighted average ordinary partnership interests outstanding — basic and diluted	65,789	65,040	62,325

See notes to consolidated financial statements.

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

(in thousands)

	Convertible
	Redeemable	General	Limited
	Preferred	Ordinary	Ordinary
	Partnership	Partnership	Partnership	Unearned
	Interests	Interests	Interests	Compensation	Warrants	Total

Capital balances — January 1, 2000	$358,968	$481,616	$34,914	$(16,754)	$169,585	$1,028,329
Exercise of warrants (23 interests)		1,864			(271)	1,593
Stock compensation transactions by managing general partner for the benefit of Globalstar			95			95
Sale of ordinary partnership interests in connection with GTL stock option exercises (7 interests)		293				293
Sale of ordinary partnership interests in connection with GTL common stock issuance — February 2000 (1,988 interests)		268,471				268,471
Sale of ordinary partnership interests in connection with GTL stock issuance — September & October 2000 (1,000 interests)		27,769				27,769
Sale of ordinary partnership interests from partner’s equity financing — September 2000 (1,295 interests)		56,200				56,200
Conversion of 9% Series B convertible redeemable preferred partnership interests into ordinary partnership interests and related payment of dividend in stock (269 interests)	(2,014)	5,344				3,330
Warrants issued for ordinary partnership interests in exchange for debt guarantee					34,442	34,442
Conversion of 8% Series A convertible redeemable preferred partnership interests into ordinary partnership interests and related payment of dividend in stock (180 interests)	(10)	4,374				4,364
Change in fair value of stock compensation for the benefit of Globalstar		(20,393)		20,393
Amortization of unearned compensation				(3,699)		(3,699)
Net loss applicable to ordinary partnership interests — year ended December 31, 2000.	(356,944)	(3,184,708)	(274,749)			(3,816,401)

Capital balances — December 31, 2000.	—	(2,359,170)	(239,740)	(60)	203,756	(2,395,214)
Warrants issued for ordinary partnership interests in exchange for debt guarantee					(421)	(421)
Conversion of 8% Series A convertible redeemable preferred partnership interests (20 interests)	—	—
Conversion of 9% Series B convertible redeemable preferred partnership interests (602 interests)	—	—
Change in fair value of stock compensation for the benefit of Globalstar		(104)		104
Amortization of unearned compensation				(45)		(45)
Net loss applicable to ordinary partnership interests — year ended December 31, 2001.		(602,073)				(602,073)

Capital balances — December 31, 2001.	—	(2,961,347)	(239,740)	(1)	203,335	(2,997,753)
Conversion of 8% Series A convertible redeemable preferred partnership interests (1 interest)	—	—
Conversion of 9% Series B convertible redeemable preferred partnership interests (620 interests)	—	—
Amortization of unearned compensation				1		1
Net loss applicable to ordinary partnership interests — year ended December 31, 2002.		(152,846)				(152,846)

Capital balances — December 31, 2002.	$—	$(3,114,193)	$(239,740)	$—	$203,335	$(3,150,598)

See notes to consolidated financial statements.

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,

	2002	2001	2000

Operating activities:
Net loss	$(149,959)	$(575,511)	$(3,785,671)
Impairment of assets	—	—	2,939,790
Launch termination costs	18,379	—	—
Loss on failed satellites and disposal of fixed assets	3,553	1,392	—
Provision for gateway receivables	9,494	20,212	—
Provision for doubtful accounts	(136)	9,419	—
Provision for inventory	—	5,471	—
Amortization of unearned compensation	1	(45)	(3,604)
Depreciation and amortization	30,904	35,554	327,938
Non-cash interest	8,388	66,426	63,809
Changes in operating assets and liabilities:
Accounts receivable	(416)	(3,504)	(422)
Inventory	2,319	130	—
Prepaid expenses and other current assets	2,342	(13,039)	(2,720)
Other assets	(142)	(401)	(2,090)
Accounts payable	(188)	(10,146)	6,174
Payable to affiliates	(1,054)	11,278	(25,027)
Accrued expenses	2,451	23,204	1,479
Accrued interest and other	38,125	315,705	12,462
Deferred revenue	(2,074)	(6,593)	12,141

Net cash used in operating activities	(38,013)	(120,448)	(455,741)

Investing activities:
Globalstar System	—	(4,364)	(23,305)
Payable to affiliates for Globalstar System	—	(7,673)	(31,399)
Accounts payable	—	(253)	(3,536)
Vendor financing liability	—	—	94,543

Cash provided by (used for) Globalstar System	—	(12,290)	36,303
Advances for production gateways and user terminals	—	(2,120)	(163,547)
Cash receipts for production gateways and user terminals	283	3,609	111,875
Receipt and use of restricted cash, net	—	22,448	23,798
Additional spare satellites, net of vendor financing	—	(8,505)	(100,688)
Construction in progress	(326)	—	—
Purchases of property and equipment	(394)	(604)	(2,897)
Acquisition, net of cash acquired	(1,891)	1,371	—

Net cash provided by (used in) investing activities	(2,328)	3,909	(95,156)

Financing activities:
Sale of ordinary partnership interests upon exercise of options and warrants	—	—	354,326
Repayment of vendor financing	—	(2,237)	(83,652)
Distributions on redeemable preferred partnership interests	—	—	(23,051)
Borrowings under credit facilities	—	—	350,000

Net cash provided by (used in) financing activities	—	(2,237)	597,623

Net increase (decrease) in cash and cash equivalents	(40,341)	(118,776)	46,726
Cash and cash equivalents, beginning of period	55,625	174,401	127,675

Cash and cash equivalents, end of period	$15,284	$55,625	$174,401

Noncash transactions:
Receivables offset by payables and notes payable	$(2,391)	$(11,314)

Issuance of notes to guarantors for repayment of revolving credit line			$250,000

Payables to affiliates converted into vendor financing			$(368,259)

Distributions on redeemable preferred partnership interests on GTL common stock			$(7,694)

Ordinary partnership interests distributed upon conversion of redeemable preferred partnership interests and related dividend make-whole payments			$2,024

Warrants issued in connection with QUALCOMM vendor financing		$(421)	$34,442

Dividends accrued	$2,887	$26,562	$(15)

Change in fair value of stock compensation for the benefit of Globalstar		$104	$(20,393)

See notes to consolidated financial statements.

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

      Globalstar, L.P. (“Globalstar”), a Delaware limited partnership, was formed in November 1993, remaining inactive until March 23, 1994, when it received capital subscriptions for $275 million and commenced operations.

      The governing body of Globalstar is the General Partners’ Committee. The Committee may have up to seven members, five of whom may be appointed by the managing general partner of Globalstar, Loral/ QUALCOMM Satellite Services, L.P. (“LQSS”). The general partner of LQSS is Loral/ QUALCOMM Partnership, L.P. (“LQP”), a Delaware limited partnership comprised of subsidiaries of Loral Space & Communications Ltd., a Bermuda company (and with its subsidiaries “Loral”) and QUALCOMM Incorporated (“QUALCOMM”). The managing general partner of LQP is Loral General Partner, Inc. (“LGP”), a subsidiary of Loral. As of December 31, 2002, Loral owned, directly or indirectly, 25,163,207 (approximately 38.2%) of the ordinary partnership interests of Globalstar, including interests attributable to 9,902,990 shares of Globalstar Telecommunications Limited (“GTL”) outstanding common stock.

      Globalstar was founded to design, construct and operate a worldwide, low-earth orbit satellite-based wireless digital telecommunications system (the “Globalstar System”). The Globalstar System’s worldwide coverage is designed to enable its service providers to extend modern telecommunications services to millions of people who currently lack basic telephone service and to enhance wireless communications in areas underserved or not served by existing or future cellular systems, providing a telecommunications solution in parts of the world where the build-out of terrestrial systems cannot be economically justified. In 1995, the United States Federal Communications Commission (the “FCC”) granted the necessary license to a wholly-owned subsidiary of LQP to construct, launch and operate the Globalstar System. LQP has agreed to use such license for the exclusive benefit of Globalstar.

      GTL was incorporated in 1994 as an exempted company under the Companies Act 1981 of Bermuda. GTL’s sole business is acting as a general partner of Globalstar and its sole assets consist of its equity interests in Globalstar. As of December 31, 2002, GTL owned 27,911,240 (42.4%) of Globalstar’s outstanding ordinary partnership interests and 100% of the outstanding 8% and 9% convertible redeemable preferred partnership interests (the “RPPIs”).

      Globalstar operates in one industry segment, satellite telecommunications, providing global mobile and fixed wireless voice and data services.

2. Basis of Presentation

      On February 15, 2002 (the “Petition Date”), Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”), in the United States Bankruptcy Court (“Bankruptcy Court”) for the District of Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504). Globalstar and its debtor subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. Also, on February 15, 2002, the managing general partner of Globalstar, LQSS, filed a voluntary petition in Delaware under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. These factors, among others, raise substantial doubt about Globalstar’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Under Chapter 11, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization, which must be approved and confirmed by the Bankruptcy Court. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 case have been segregated in the condensed consolidated balance sheet as liabilities subject to compromise. Generally, all actions to enforce or otherwise require repayment of Globalstar’s pre-petition liabilities are stayed under Section 362(a) of the Bankruptcy Code while Globalstar

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continues its business operations as a debtor-in-possession. The amount and settlement terms of the pre-petition liabilities subject to compromise are subject to an approved plan of reorganization and may differ significantly from the amounts as reflected in these consolidated financial statements.

      On January 14, 2003, Globalstar and the Creditors’ Committee reached an agreement with New Valley Corporation (“New Valley”) providing for debtor-in-possession financing (the “New Valley DIP Facility”) of up to $20 million and a total investment in a reorganized Globalstar of $55 million. Globalstar filed a motion with the Bankruptcy Court for approval of this new investment on January 15, 2003 and filed a Form 8-K on the same date. A hearing to seek Bankruptcy Court approval of the New Valley DIP Facility was scheduled for January 30, 2003 in Delaware. Prior to the hearing, the Creditors’ Committee informed Globalstar and New Valley that the Creditors’ Committee would not support approval of the New Valley investment, but that a consortium including certain individual members of the Creditors’ Committee was prepared to provide substitute debtor-in-possession financing. As a consequence, New Valley withdrew its investment offer as of January 30, 2003. Globalstar filed another Form 8-K reflecting New Valley’s withdrawal on February 4, 2003.

      On February 14, 2003, Globalstar and the consortium of lenders (the “DIP Lenders”) reached agreement on debtor-in-possession financing of $10 million (the “DIP Facility”) and filed a motion with the Bankruptcy Court seeking approval of such financing. Globalstar also filed a motion defining certain auction procedures by which Globalstar would conclude its search for an investor to fund Globalstar’s restructuring and exit from bankruptcy. The Bankruptcy Court provided interim approval of the DIP Facility and approved the auction procedures on February 20, 2003, and the parties executed the DIP Facility documents on February 25, 2003. Copies of the DIP Facility, auction procedures and related documents were filed with a Form 8-K on February 27, 2003. The Bankruptcy Court granted final approval of the DIP Facility on March 6, 2003. As a condition to the DIP Lenders obligation to fund draws by Globalstar under the DIP Facility in excess of $2.0 million, among other things (i) Globalstar was required to secure from Loral/QUALCOMM Partnership, L.P. (“LQP”) a pledge in favor of the DIP Lenders of LQP’s ownership interest in the outstanding stock of L/Q Licensee, Inc. (“L/Q Licensee”), and (ii) Globalstar was required to reach an agreement, satisfactory to the DIP Lenders, with respect to specified matters relating to Loral and certain of its affiliates (the conditions set forth in clauses (i) and (ii) above, collectively, the “Loral Condition”). The Loral Condition was initially required to be satisfied by March 7, 2003, but the DIP Facility was amended to extend the deadline for meeting the Loral Condition to March 21, 2003. The Loral Condition was satisfied prior to the extended deadline.

      Under the approved auction procedures, Globalstar received expressions of interest from prospective investors in early March 2003, and with the assistance of its financial advisors and in consultation with the Creditors’ Committee, determined which of them were “qualified” to perform due diligence and make a definitive proposal for an equity investment in Globalstar or the purchase of Globalstar’s assets. March 21, 2003 was the deadline set for the submission of investment proposals by the qualified bidders. Globalstar, in consultation with the Creditors’ Committee, expects to choose the highest and best investment proposal in early-April and to file a modified plan of reorganization with the Bankruptcy Court shortly thereafter. No assurance can be given as to whether this auction process will ultimately lead to a successful restructuring of Globalstar.

      Globalstar has developed a business plan in connection with its restructuring; the business plan will be an integral part of Globalstar’s plan of reorganization. The business plan, which is predicated on an infusion of funds, assumes the consolidation of certain Globalstar service provider operations into a new Globalstar company (“New Globalstar”). Several of the acquisitions contemplated in the business plan were completed during 2001 and 2002. The consolidation strategy has brought additional efficiencies to the operation of the Globalstar System and allowed for increased geographic coverage and pricing coordination in Globalstar’s service offerings and pricing. In addition, Globalstar intends to revise its business relationships with the remaining independent service providers, including exploring the possible acquisition of their businesses or

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets. Globalstar believes that these, and additional, steps are needed to achieve and maintain financial viability (see Note 4).

      Globalstar has incurred cumulative partnership losses of $5.21 billion through December 31, 2002, which have been funded primarily through the issuance of partnership interests and debt by Globalstar.

3. Summary of Significant Accounting Policies

      Since the Petition Date, Globalstar’s consolidated financial statements have been prepared in compliance with Statement of Position (“SOP 90-7”) on Financial Reporting by Entities in Reorganization Under the Bankruptcy Code issued by the American Institute of Certified Public Accountants. Specifically, all pre-petition liabilities subject to compromise have been segregated on the balance sheet and classified as liabilities subject to compromise. No interest expense on pre-petition liabilities or dividends on redeemable preferred partnership interests since the Petition Date have been accrued or recorded as these amounts are not expected to be allowed claims. No debt discounts or deferred financing costs have been amortized since the Petition Date as the value of the allowed debt has not been fixed by the Bankruptcy Court. Debt obligations have not been adjusted to reorganization values since the Bankruptcy Court has not yet confirmed a plan of reorganization. Management expects that the allowed claims will be established near the date that a final plan of reorganization is confirmed by the Bankruptcy Court and pre-petition liabilities will be adjusted as the claims are resolved.

      Adjusting the debt obligations to redemption values may result in a reorganization charge approximating $102.2 million. Interest income since the Petition Date has been reported as a reorganization item as the amounts are considered to be proceeds of the bankruptcy proceedings.

     Pre-petition Debt, Accrued Interest, and Dividends Payable

      Under Chapter 11, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization, which must be approved and confirmed by the Bankruptcy Court. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 case have been segregated in the consolidated balance sheet as liabilities subject to compromise. Generally, all actions to enforce or otherwise require repayment of pre-petition liabilities are stayed while Globalstar continues its business operations as a debtor-in-possession. The amount and settlement terms of the pre-petition liabilities subject to compromise are subject to an approved plan of reorganization and may differ significantly from the amounts as reflected in these consolidated financial statements.

      As a result of the Chapter 11 filing, no principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Interest expense on pre-petition debt will not be paid during the bankruptcy proceeding and is not expected to be an allowed claim; therefore, $266.2 million of interest on pre-petition debt has not been recorded since the Petition Date. In addition, $15.0 million and $41.0 million of amortization have not been recorded since the Petition Date on the debt discounts and premiums and deferred financing costs, respectively. Dividends of $16.8 million on RPPIs since the Petition Date have not been accrued or recorded as these amounts are not expected to be allowed claims.

     Use of Estimates in Preparation of Financial Statements

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of expenses reported for the period. Actual results could differ from estimates.

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Principles of Consolidation

      The consolidated financial statements include the accounts of Globalstar and its wholly owned and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     Reclassifications

      Certain amounts from the prior year have been reclassified to conform to current year presentation. These reclassifications do not change previously reported total assets, liabilities, partners’ capital (deficit) or net loss.

     Cash and Cash Equivalents

      Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

     Concentration of Credit Risk

      Financial instruments which potentially subject Globalstar to concentrations of credit risk are cash and cash equivalents. Globalstar’s cash and cash equivalents are maintained with high-credit-quality financial institutions. The creditworthiness of such institutions is generally substantial and management believes that its credit evaluation, approval and monitoring processes mitigate potential credit risks.

     Inventory

      Inventory consists of purchased products, including fixed and mobile user terminals, accessories and gateway spare parts. Inventory is stated at lower of cost or market. Cost is computed using a standard cost, which approximates acquisition cost on a first-in, first-out basis. Globalstar provides inventory allowances for inventories with a lower market value or which is slow moving. Unsalable inventory is written off.

      In connection with the Vodafone and TE.S.A.M. transactions (see Note 4), Globalstar acquired a large number of user terminals and accessories. Management allocated value only to inventory for which Globalstar forecasts usage through 2003. There is no alternative market for these products.

     Property and Equipment

      Property and equipment are stated at historical cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, as follows:

Globalstar System	Up to periods of 10 years from commencement of service in the first quarter of 2000
Furniture, fixtures & equipment	3 to 10 years
Leasehold improvements	Shorter of lease term or the estimated useful lives of the improvements

     Globalstar System

      The Globalstar System includes costs for the design, manufacture, test, and launch of a constellation of low-earth orbit satellites, including in-orbit spare satellites (the “Space Segment”), and ground and satellite operations control centers, gateways and user terminals (the “Ground Segment”).

      Losses from in-orbit failures of Globalstar’s satellites, net of insurance proceeds, are recorded in the period it is determined that the satellite is not recoverable.

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The carrying value of the Globalstar System is reviewed for impairment whenever events or changes in circumstances indicate that the recorded value of the Space Segment and Ground Segment, taken as a whole, may not be recoverable. Globalstar looks to current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

     Additional Spare Satellites

      Following a launch failure in September 1998, Globalstar decided to purchase eight additional satellites for $148 million (including performance incentives of up to $16 million) to serve as on-ground spares. As of December 31, 2002, costs of $147 million (including a portion of the performance incentives) have been recognized for these spare satellites. Seven of the eight have been completed, and all eight are in storage in California. Depreciation of these assets will not begin until the satellites are placed in service.

     Production Gateways

      These assets include $12.6 million and $28.2 million in net receivables at December 31, 2002 and 2001, respectively, from service providers associated with the reimbursement of gateway acquisition and deployment costs previously paid by Globalstar to QUALCOMM. As of December 31, 2002, these receivables are delinquent and Globalstar has sent notices of default where appropriate. If the collection of these payments is unsuccessful, Globalstar may retain title to these gateways, subject to local restrictions, or Globalstar may receive an equity position in the service provider company in exchange for debt forgiveness. The production gateway receivable, net of reserve, is based on the estimated value of the anticipated recovery of the receivables based on current discussions between Globalstar and the service providers. As of December 31, 2002, Globalstar has reserved $18.9 million of the production gateway receivables.

     Deferred Financing Costs and Interest

      Deferred financing costs represent costs incurred in obtaining long-term credit facilities and the estimated fair value of warrant agreements issued in connection with these facilities. Prior to the Petition Date, these costs were classified as long term assets and were being amortized over the terms of the credit facilities as interest expense. Globalstar ceased the amortization of the costs on the Petition Date as the value of the debt has not been confirmed by the Bankruptcy Court. The amortization expense that otherwise would have been recorded from the Petition Date through December 31, 2002 is $41.0 million. As of December 31, 2002, the deferred financing costs have been offset with the related debt and included in the liabilities subject to compromise.

     Other Assets

      Other assets primarily include the fair value of warrants issued to China Telecom (see Note 12) and expenditures, including license fees, legal fees and direct engineering and other technical support, for obtaining the required FCC licenses. Such amounts are amortized over periods of up to 10 years, the expected life of the first generation satellites. Accumulated amortization totaled $9.7 million at December 31, 2002.

     Deferred Revenues

      Customer activation fees are deferred and recognized over one year, the average life of the customer contract. Globalstar service providers purchased approximately $11.7 million of gross advance minutes ($8.8 million net of 25% discount). Approximately $2.2 million of these gross advance minutes were recognized as service revenue during the year ended December 31, 2002. Prior to the Petition Date, deferred revenues included the advance payments from Globalstar’s strategic partners to secure exclusive rights to Globalstar service territories and related to promotional programs. These advance payments were recoverable

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by the service providers, through credits against certain service fees payable to Globalstar, but since the Petition Date they have been classified as liabilities subject to compromise.

     Preferred Partnership Distributions

      Distributions are accrued on RPPIs at the stated rate per annum. Distributions are recorded as reductions against the ordinary partnership capital accounts (see Note 12). Since the Petition Date, the distributions on RPPIs are no longer accrued. The distributions that otherwise would have been recorded from the Petition Date through December 31, 2002 are $16.8 million.

     Stock-Based Compensation

      Globalstar accounts for stock-based employee compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations and complies with the disclosure provisions under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”).

      The following table illustrates the effect on Globalstar’s reported net loss applicable to common shareholders and net loss per share if Globalstar had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	December 31,

	2002	2001	2000

Net loss, as reported	$152,846	$602,073	$3,816,401
Less: Total stock-based employee compensation expense determined under the fair value method for all awards	4,138	9,748	12,495

Pro-forma net loss	$156,984	$611,821	$3,828,896

Reported basic and diluted earnings per common share	$2.32	$9.26	$61.23

Pro-forma basic and diluted earnings per common share	$2.39	$9.41	$61.43

     Revenue Recognition

      Globalstar owns and operates the Globalstar satellite constellation and earns its revenues primarily through the sale of airtime minutes on a wholesale basis to Globalstar service providers. Revenue from services to Globalstar service providers is recognized based upon airtime minutes processed and contractual fee arrangements. Service provider airtime revenue, resulting from recently acquired operations in North America (see Note 4), is recognized at the close of the monthly billing cycle for each customer. Where collectibility is uncertain, revenue is recognized on the cash basis.

      Customer activation fees are deferred and recognized over one year, the average life of the customer contract. Service revenue is presented net of commissions paid to distributors ($1.3 million for the year ended December 31, 2002).

      Subscriber equipment revenue represents the sale of fixed and mobile user terminals and accessories. Revenue is recognized upon shipment provided title and risk of loss had passed to the customer, persuasive evidence of an arrangement exists, the fee is fixed and determinable and collectibility is probable.

     Research and Development Expenses

      Globalstar’s research and development costs were $1.9 million, $4.4 million and $5.3 million in 2002, 2001 and 2000, respectively, and are expensed as incurred as part of operating expenses.

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     User Terminal Rebates and Subsidies

      In some cases Globalstar provides rebates to service providers that offer rebates to end users and subsidies to service providers for user terminal purchases from manufacturers. These rebates and subsidies are accounted for as marketing expenses as incurred. These rebates and other financial assistance are not linked to contractual service periods with either the service providers or end users and there is no pattern of billable minutes or revenue that suggests a linkage to these arrangements.

     Net Loss Allocation

      Net losses are allocated among the partners in proportion to their percentage interests until the adjusted capital account of a partner is reduced to zero, then in proportion to, and to the extent of, positive adjusted capital account balances and then to the general partners.

      Under the terms of Globalstar’s partnership agreement, adjusted partners’ capital accounts are calculated in accordance with the principles of United States Treasury regulations governing the allocation of taxable income and loss including adjustments to reflect the fair market value (including intangibles) of partnership assets upon certain capital transactions including a sale of partnership interests. Such adjustments are not permitted under generally accepted accounting principles and, accordingly, are not reflected in the accompanying consolidated financial statements.

     Foreign Currency

      Globalstar uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates and revenue and expenses are translated at the average exchange rates in effect during each period. Gains or losses are recognized as a component of other comprehensive income. During the period ended December 31, 2002, net foreign currency transaction gains and losses were not material.

     Income Taxes

      Globalstar is organized as a limited partnership with various corporate subsidiaries. Generally, taxable income or loss, deductions and credits of the partnership are passed through to its partners. Globalstar’s corporate subsidiaries will provide for a tax provision or benefit using the asset and liability method of accounting for income taxes as prescribed by SFAS No. 109, Accounting for Income Taxes. As of December 31, 2002 and 2001, Globalstar’s corporate subsidiaries have gross deferred tax assets of approximately $6.1 million and $0.8 million, respectively. A valuation reserve has been set up to reserve 100% of the deferred tax assets due to concerns about the ability to generate sufficient income to be able to utilize the assets.

     Earnings Per Ordinary Partnership Interest

      Due to Globalstar’s net losses for 2002, 2001 and 2000, diluted weighted average ordinary partnership interests outstanding excludes the weighted average effect of: (i) the assumed conversion of the 8% RPPIs into 2.3 million ordinary partnership interests for 2002, 2001 and 2000; (ii) the assumed conversion of the 9% RPPIs into 0.2 million, 1.0 million and 1.4 million ordinary partnership interests for 2002, 2001 and 2000, respectively; and (iii) the assumed issuance of ordinary partnership interests upon exercise of warrants and GTL’s outstanding options and warrants, totaling 10.8 million for 2002 and 2001, and 9.3 million ordinary partnership interests for 2000, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per ordinary partnership interest are based on the net loss applicable to ordinary partnership interests and the weighted average ordinary partnership interests outstanding for 2002, 2001 and 2000.

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Comprehensive Income

      Comprehensive income (loss) is comprised of two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of partners’ capital (deficit), but are excluded from net loss. Comprehensive income (loss) for the years ended December 31, 2002, 2001 and 2000 was the same as net loss.

     New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that business combinations be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. Globalstar adopted SFAS No. 142 on January 1, 2002. The adoption of this pronouncement did not have an impact on its financial position or its results of operations.

      In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Globalstar adopted SFAS No. 144 on January 1, 2002. The adoption of this pronouncement did not have an impact on its financial position or its results of operations.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. Globalstar will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

      In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Guarantees in existence at December 31, 2002 are grandfathered for the purposes of recognition and would only need to be disclosed. Globalstar does not expect that the adoption of FIN No. 45 will have an effect on its consolidated financial statements. Globalstar will adopt the initial recognition and measurement provisions of FIN No. 45 for guarantees issued or modified after December 31, 2002.

      In December 2002, the EITF reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliveries) are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliveries (that is, there are separate units of accounting). In other arrangements, some or all of the deliveries are not independently functional, or

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

there is not sufficient evidence of their fair values to account for them separately. EITF Issue No. 00-21 addresses when, and if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 does not change otherwise applicable revenue recognition criteria. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 is not expected to have a material effect on Globalstar’s consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment to FASB Statement No. 123”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123, “Accounting for Stock-Based Compensation”, to require prominent disclosures in both annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Globalstar adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002.

4. Acquisitions

      In December 2001, Globalstar signed two agreements to acquire certain subsidiaries of Vodafone Group Plc (“Vodafone”) through Globalstar Corporation, a non-debtor subsidiary of Globalstar. In the first transaction, completed on December 18, 2001, Globalstar purchased all of the outstanding common shares of Vodafone Satellite Services, Inc. (“VSSI”), a Delaware corporation, for $100 plus acquisition costs of $258,000. Globalstar has renamed the company Globalstar Satellite Services Inc. (“GSSI”). GSSI indirectly owns the majority interest in Globalstar Canada Satellite Co. (“GCSC”), a Nova Scotia corporation based in Ontario, Canada. The results of operations of GCSC, since December 2001, are presented in these consolidated financial statements. GCSC is the Globalstar service provider in Canada and generates its revenue from the provision of Globalstar services in Canada, billing customers for usage over two Canadian gateways. Loral Holdings Ltd., a subsidiary of Loral, owns the remaining minority interest in GCSC. As part of the purchase, Globalstar released the seller from a portion of a gateway payment guarantee related to Canadian gateways in exchange for a credit memo to offset expenses from an affiliated company. Loral’s interest in GCSC is expected to be transferred to Globalstar as part of the Loral Settlement discussed below (see Note 20). However, there can be no assurances that the Loral Settlement will be effected.

      The following table summarizes the estimated values of the assets acquired and liabilities assumed with the acquisition (in thousands):

December 18, 2001

Current assets	$4,399
Receivables from affiliates	2,134
Property and equipment	1,720

Total assets acquired	8,253

Current liabilities	1,312
Payable to affiliates	6,683

Total liabilities assumed	7,995

Net assets acquired	$258

      On August 19, 2002, the second transaction with Vodafone was completed to acquire the United States and Caribbean gateways and sales operations. A Globalstar subsidiary purchased all the outstanding equity interests of Globalstar USA, LLC (“GUSA”), a Delaware limited liability company, and all outstanding

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common shares of Globalstar Caribbean Ltd. (“GCL”), a Cayman Islands corporation, for $100 plus acquisition costs of $1.9 million. Included with the transaction was the transfer of the U.S. operating license for mobile satellite services. This transaction was part of Globalstar’s plan to bring additional efficiencies to the operation of the Globalstar System. The following table summarizes the estimated values of the assets acquired and liabilities assumed with the acquisition (in thousands):

August 19, 2002

Current assets	$3,806

Total assets acquired	3,806

Current liabilities	1,137
Payable to affiliates	778

Total liabilities assumed	1,915

Net assets acquired	$1,891

      The operating results of GCSC, GUSA and GCL, since the acquisition dates, are included in the consolidated statements. The following unaudited pro forma consolidated amounts give effect to the acquisitions of GUSA and GCL as if they had occurred on January 1, 2001 and GCSC as if it had occurred on January 1, 2000 by consolidating the results of operations with Globalstar’s results for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per ordinary partnership interest amounts):

	Years ended December 31,

	2002	2001	2000

Revenue	$32,685	$28,775	$10,383
Net loss	$155,793	$630,091	$3,828,368
Net loss per ordinary partnership interest — basic and diluted	$2.37	$9.69	$61.43
Shares used in per share calculation — basic and diluted	65,789	65,040	62,325

      The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have been achieved had the combination been in effect at the beginning of the periods presented, or of future results of the operations of the entities.

      On July 2, 2002 Globalstar, through Globalstar Corporation, acquired TE.SA.M.’s French gateway and back office assets related to the provision of Globalstar services in Europe, TE.SA.M.’s limited partnership interests in Globalstar and TE.SA.M.’s remaining inventory. Under the terms of the transaction, both Globalstar and TE.SA.M. forgave all outstanding obligations between the parties and provided mutual releases of liability. Also, Globalstar reimbursed TE.SA.M. for the cost of operating the French gateway from March 1, 2002 through July 1, 2002 at a cost of approximately 400,000 Euros. The French gateway was operational, but was not producing revenues at the time of the purchase. Globalstar has restarted the European business and is earning limited revenue from the French gateway. TE.SA.M. is in the process of liquidating and has exited the Globalstar business. TE.SA.M. provided Globalstar service through gateways in France, Turkey, Venezuela, Argentina, and Peru. Local purchasers in Turkey, Venezuela, Argentina, and Peru have purchased local service provider operations from TE.SA.M. and have executed letter agreements with Globalstar that define the terms under which they provide Globalstar services. As a result of the TE.SA.M transaction, net gateway receivables of $3.7 million were written off, $6.6 million in liabilities were forgiven, $1.6 million of inventory was purchased and $4.4 million of previously provided bad debt allowances were reversed.

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Production Gateways

      In order to accelerate the deployment of gateways around the world, Globalstar agreed to help service providers finance approximately $80 million of the cost of the initial gateways. Globalstar entered into an agreement with QUALCOMM for the manufacture, deployment and maintenance of Globalstar gateways. Globalstar, in turn, invoiced the service providers for the contract costs plus a markup. As of December 31, 2002, the collection of $35.2 million of service provider gateway purchase receivables, which are secured by gateway assets, are deferred indefinitely, as well as $2.8 million of interest. Currently due under the production gateway purchase agreement are $4.1 million of gateway operational costs. The collection of these receivables is delinquent and Globalstar has sent notices of default where appropriate. If the collection of these payments is unsuccessful, Globalstar will retain title to these gateways, subject to local restrictions. As of December 31, 2002, Globalstar has classified the production gateway purchase receivables as long-term assets and provided an allowance for doubtful collection of $18.9 million and $20.2 million as of December 31, 2002 and 2001, respectively.

6. Property and Equipment

	December 31,

	2002	2001

	(In thousands)
Globalstar System	$284,151	$288,206
Construction in progress	326	—
Leasehold improvements	388	434
Furniture and office equipment	4,283	3,800

	289,148	292,440
Accumulated depreciation	(88,249)	(60,450)

	$200,899	$231,990

      Globalstar’s property and equipment consists of an in-orbit satellite constellation, ground equipment located in the United States and support equipment located in various countries around the world. Depreciation expense for 2002, 2001 and 2000 was $27.2 million, $31.6 million, and $323.9 million, respectively.

7. Accrued Expenses

      Accrued expenses at December 31, 2002 consist of the following:

	December 31,

	2002	2001

	(In thousands)
Accrued professional fees	$3,028	$617
Accrued compensation and benefits	1,310	3,129
Accrued contract services	608	—
Accrued legal settlement(1)	—	35,000
Other accrued expenses	1,473	3,778

	$6,419	$42,524

(1)	Legal settlement included in liabilities subject to compromise as of December 31, 2002.

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Liabilities Subject to Compromise

      Under Chapter 11, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization, which must be approved and confirmed by the Bankruptcy Court. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 case have been segregated in the condensed consolidated balance sheet as liabilities subject to compromise. Generally, all actions to enforce or otherwise require repayment of pre-petition liabilities are stayed while Globalstar continues its business operations as a debtor-in-possession. The amount and settlement terms of the pre-petition liabilities subject to compromise are subject to an approved plan of reorganization and may differ significantly from the amounts as reflected in these consolidated financial statements.

      As a result of the Chapter 11 filing, no principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan or reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court becomes effective. Therefore, interest expense on pre-petition debt has not been accrued since the Petition Date.

      Liabilities subject to compromise are comprised of the following (in thousands):

December 31,
2002

Term loans payable to affiliates	$400,000
Revolving credit facility to affiliates	100,000
Senior notes payable	1,419,283
Notes payable	150,000
Notes payable to affiliates	95,010
Accounts payable	1,461
Payable to affiliates	40,287
Vendor financing liability	880,062
Dividends payable	32,757
Accrued expenses	38,342
Accrued interest	306,639
Deferred revenues	23,363
Deferred financing costs	(61,283)

Total liabilities subject to compromise	$3,425,921

      Globalstar recorded a $17.2 million pre-petition liability when it requested Space Systems/ Loral, Inc. (“SS/ L”) terminate the satellite launch call-up orders in October 2002. Globalstar believes that this termination liability will not be classified as an administrative claim in its bankruptcy case, and has recorded the liability as a pre-petition liability subject to compromise. In addition, Globalstar wrote off a $1.2 million deposit associated with the launch call-up orders.

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Payables to Affiliates and Vendor Financing

      Payables and vendor financing due to affiliates is comprised of the following (in thousands):

	Post Petition	Pre-Petition
	December 31,	December 31,	December 31,
	2002	2002	2001

SS/ L	$409	$278,364	$259,098
Loral	277	981	961
QUALCOMM	—	637,755	629,139
GCC	6,770	—	6,199
Other affiliates	289	3,249	9,099

	$7,745	$920,349	$904,496

      All payables to affiliates and vendor financing incurred prior to the Petition Date have been classified as liabilities subject to compromise (see Note 8). No principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Interest expense of $71.9 million, which would have been recognized for the period from the Petition Date through December 31, 2002 under pre-petition accounting practices, has not been accrued. Debt discounts related to the vendor financing have not been adjusted since the Petition Date. Under pre-petition accounting practices, the value of vendor financing debt would have been increased by $5.1 million during the period from the Petition Date through December 31, 2002.

      In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of accrued interest) with QUALCOMM that replaced the previous arrangement. As of December 31, 2002, $623.3 million was outstanding under this facility (including $123.3 million of accrued interest). This liability, including accrued interest through the Petition Date, has been included in liabilities subject to compromise (see Note 8). In connection with this agreement, QUALCOMM received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $42.25 per interest. The exercise price was determined by reference to the fair market value of GTL’s common stock on the closing date of the vendor financing, based on an approximate ratio of one partnership interest for every four shares of GTL common stock. The warrants are vested and will expire in 2007. The fair value of the vested warrants totaled approximately $34.0 million and is being amortized over the term of the vendor financing arrangements. However, in light of Globalstar’s Chapter 11 petition, these warrants are likely to be of little or no value.

      As a result of Globalstar’s bankruptcy petition filed on February 15, 2002, this vendor financing was accelerated and became immediately due and payable and is included in liabilities subject to compromise.

      SS/ L provided $344 million of billings deferred under its construction contracts with Globalstar, which included $120 million of orbital incentives. The orbital payments on the replacement satellites are due on a per satellite basis with 50% due when the satellite is placed in storage. The remaining 50% is due when Globalstar directs SS/ L to ship the satellite to the launch base. Until such time, interest on the remaining 50% accrues at an interest rate of 10% per annum. As of December 31, 2002, seven of the eight replacement satellites were placed in storage and payments became due. No payments were made in 2002 and interest accrued on the remaining 50% through the Petition Date. Total accrued interest on the orbitals as of December 31, 2002 was $237,000. Payments were made on the $134 million of non-interest bearing vendor financing through January 15, 2001. Penalty fees were accrued at LIBOR plus 3%, through the Petition Date, and total accrued penalties as of December 31, 2002 were $1.2 million. Interest was being accrued at LIBOR plus 3%, through the Petition Date, and total accrued interest as of December 31, 2002 was $53.7 million. All of the construction contract amounts owed to SS/ L have been included in liabilities subject to compromise. Claims

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Loral and its affiliates are expected to be resolved as part of the Loral Settlement discussed below (see Note 20). However, there can be no assurance that the Loral Settlement will be effected.

10. Credit Facilities

      As of December 31, 2002, the credit facilities have been included in the liabilities subject to compromise (see Note 8). No principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Interest expense of $39.7 million and $12.1 million has not been accrued on the $500 million credit facility and on the notes issued to the guarantors of The Chase Manhattan Bank $250 million credit facility, respectively, from the Petition Date through December 31, 2002. As a result of Globalstar’s bankruptcy petition filed on February 15, 2002, this credit facility was accelerated and became immediately due and payable.

     $250 Million Credit Agreement

      On June 30, 2000, Globalstar’s $250 million credit facility with The Chase Manhattan Bank became due and was repaid in full by its guarantors, including Lockheed Martin Corporation (“Lockheed Martin”), QUALCOMM, DASA Globalstar Limited Partner, Inc. (“DASA”) and SS/ L, who had previously received warrants for GTL common stock in consideration of their guarantee. Pursuant to the relevant agreements, Globalstar issued three-year notes in the amounts of $206.3 million, $21.9 million, $11.7 million and $10.1 million to Lockheed Martin, QUALCOMM, SS/ L and DASA, respectively, in satisfaction of their subrogation rights. The notes are due on June 30, 2003 and bear interest, on a deferred basis, at a rate of London Interbank Offer Rate (“LIBOR”) plus 3%. On the consolidated balance sheet of Globalstar the notes are presented as liabilities subject to compromise as of December 31, 2002 and notes payable and notes payable to affiliates as of December 31, 2001.

      Lockheed Martin, however, rejected the notes it received and instead requested that Globalstar issue new securities with additional rights and enhanced value, without waiving its claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin’s interpretation of the relevant agreements. If the dispute is not resolved, Globalstar cannot be sure that if the matter were litigated, the court would agree with Globalstar’s interpretation of the agreements. Management believes, however, that a court would agree with Globalstar’s interpretation of the relevant agreements. The notes are unsecured claims in Globalstar’s bankruptcy case.

      In 2001, an issue was raised as to whether the three-year notes issued to the guarantors of The Chase Manhattan Bank $250 million credit facility were prepared in accordance with the recourse provisions of the guarantee arrangement. Management does not believe the existing notes containing non-recourse language will need to be replaced with notes not containing the non-recourse language. If the existing non-recourse notes were replaced with notes not containing the non-recourse language, the replacement would not impact Globalstar’s results of operations. However, allocations of Globalstar’s losses to general partners would increase by the amount of the increase in recourse obligations.

      Prior to filing Chapter 11, $5.0 million of the notes payable to affiliates (Loral) were offset with various receivables from Globalstar.

$500 Million Credit Agreement with Affiliates

      On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks. The creditors’ interests under the credit facility were purchased by a wholly owned subsidiary of Loral on November 17, 2000, which had previously guaranteed the facility. As of December 31, 2002, all amounts under the $500 million credit agreement were drawn. Borrowings under the facilities bear interest, at

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Globalstar’s option, at various rates based on margins over the lead bank’s base rate or the LIBOR for periods of one to six months. The claims of the Loral subsidiary, in respect of this credit agreement constitute unsecured claims in Globalstar’s bankruptcy case.

      In consideration for the guarantee by Loral in 1999, Loral and certain Loral subsidiaries received warrants to purchase an aggregate of 3,450,000 Globalstar partnership interests, valued at $141.1 million, (equivalent to approximately 13.8 million shares of common stock of GTL) at an exercise price of $91.00 per partnership interest (equivalent to $22.75 per share of GTL common stock). The outstanding warrants are vested and expire in 2006. However, in light of Globalstar’s Chapter 11 petition, the warrants are likely to be of little or no value.

11. Senior Notes and Warrants

      As of December 31, 2002, the senior notes have been included in the liabilities subject to compromise (see Note 8). No principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest expense of $142.5 million has not been accrued from the Petition Date through December 31, 2002. Prior to the Petition Date, Globalstar was increasing the carrying value of the senior notes payable to their ultimate redemption value over the lives of the notes. On the Petition Date, the note values were stayed, therefore the carrying value was not increased by $10.0 million for the period from the Petition Date through December 31, 2002.

      In January 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt in order to conserve cash for operations. Under the terms of Globalstar’s 11 3/8% senior notes due February 15, 2004, its 11 1/4% senior notes due June 15, 2004, its 10 3/4% senior notes due November 1, 2004, and its 11 1/2% senior notes due June 1, 2005 (the “Notes”), non-payment of interest on the Notes when it becomes due, and continuance of non-payment for 30 days, is an “event of default”. As a result of Globalstar’s bankruptcy petition filed on February 15, 2002, these Notes were accelerated and became immediately due and payable.

	December 31,

	2002(1)	2001				Effective
					Due	Interest	Interest
			Date Sold	Principal	Date	Rate	Payment
	(in thousands)
11 3/8% Senior Notes(2)	$489,217	$488,642	February 1997	$500,000,000	2004	13.33%	Semi-annually
11 1/4% Senior Notes(2)	314,760	314,301	June 1997	325,000,000	2004	13.57%	Semi-annually
10 3/4% Senior Notes(2)	322,635	322,545	October 1997	325,000,000	2004	11.63%	Semi-annually
11 1/2% Senior Notes(3)	292,671	292,454	May 1998	300,000,000	2005	13.12%	Semi-annually

	$1,419,283	$1,417,942

(1)	Balance is included as liabilities subject to compromise as of December 31, 2002, and interest was only accrued through the Petition Date.

(2)	Notes are subject to a prepayment premium prior to 2004.

(3)	Notes may not be redeemed prior to June 2003 and are subject to a prepayment premium prior to 2005.

      As of December 31, 2002, there were outstanding warrants to purchase 3,814,897 shares of GTL common stock which were issued in connection with the Globalstar’s 11 3/8 % Senior Notes, exercisable at a price of $17.394 per share, which expire on February 15, 2004. However, in light of Globalstar’s Chapter 11 petition, the warrants are likely to be of little or no value.

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Ordinary Partners’ Capital

Capital Contribution

      China Telecom has a warrant to acquire 937,500 Globalstar ordinary partnership interests for $18,750,000. Globalstar had previously granted this and other warrants to China Telecom in connection with service provider arrangements in China under which China Telecommunications Broadcast Satellite Corporation acts as the sole distributor of Globalstar service in China. The fair value of the warrants issued to China Telecom totaled approximately $31.9 million and has been recorded in the accompanying balance sheet in other assets and is being amortized over ten years, the expected life of the first generation of satellites. Accumulated amortization as of December 31, 2002 is $8.6 million.

8% Series A Convertible Redeemable Preferred Partnership Interests

      In 1999, Globalstar sold to GTL seven million units (face amount of $50 per unit) of 8% RPPIs, in connection with GTL’s offering of 7 million shares (face amount of $50 per share) of 8% Series A convertible redeemable preferred stock due 2011 (the “8% Preferred Stock”). Dividends on the 8% RPPIs and the 8% Preferred Stock accrue at 8% per annum and are payable quarterly.

      In 2002, 2,100 shares of the 8% Preferred Stock were converted into 4,508 shares of GTL common stock. As a result of the conversion, the 2,100 8% RPPIs were converted into 1,113 Globalstar ordinary partnership interests. The remaining shares of 8% Preferred Stock outstanding at December 31, 2002 were convertible into 9,365,807 shares of GTL common stock.

      Each 8% RPPI is convertible into .53085 ordinary partnership interests, subject to adjustment in the event of subdivision, combination, or reclassification of the ordinary partnership interests. As of December 31, 2002, the outstanding 8% RPPIs were convertible into 2,312,546 of ordinary partnership interests.

      The 8% RPPIs rank pari passu with the 9% RPPIs and senior to ordinary partnership interests and have terms substantially similar to the 8% Preferred Stock. However, they are subordinate to all existing and future liabilities of Globalstar, and cash distributions thereon are limited to the amount of the partnership capital accounts that are maintained for such interests. The 8% RPPIs will convert to ordinary partnership interests upon any conversion of the 8% Preferred Stock into GTL common stock. Payments due on the 8% RPPIs may be made in cash, Globalstar ordinary partnership interests or a combination of both at the option of Globalstar. In January 2001, Globalstar suspended distributions on the 8% RPPIs. As a result, GTL suspended dividend payments on the 8% Preferred Stock. The partnership agreement provides that, in the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the 8% Preferred Stock, holders of the majority of the outstanding 8% Preferred Stock and the holders of any other securities having similar voting rights will be entitled to elect one additional member to the general partners committee of Globalstar. As of December 31, 2002, this right has not been exercised.

9% Series B Convertible Redeemable Preferred Partnership Interests

      On December 2, 1999, Globalstar sold to GTL three million units (face amount of $50 per unit) of 9% RPPIs in connection with GTL’s offering of 3 million shares (face amount of $50 per share) of 9% Series B convertible redeemable preferred stock due 2011 (the “9% Preferred Stock”). Dividends on the 9% RPPIs and the 9% Preferred Stock accrue at 9% per annum and are payable quarterly.

      In 2002, 1,303,933 shares of 9% Preferred Stock were converted into 2,511,766 shares of GTL common stock. As a result of such conversions, the 1,303,933 9% RPPIs were converted into 620,189 Globalstar ordinary partnership interests. As of December 31, 2002, the outstanding 9% Preferred Stock was convertible into 750,213 shares of GTL common stock.

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Each 9% RPPI is convertible into .47562 ordinary partnership interests, subject to adjustment in the event of subdivision, combination, or reclassification of the ordinary partnership interests. As of December 31, 2002, the outstanding 9% Preferred RPPIs were convertible into 185,171 ordinary partnership interests.

      The 9% RPPIs rank pari passu with the 8% RPPIs and senior to ordinary partnership interests and have terms substantially similar to the 9% Preferred Stock. However, they are subordinate to all existing and future liabilities of Globalstar, and cash distributions thereon are limited to the amount of the partnership capital accounts that are maintained for such interests. The 9% RPPIs will convert to ordinary partnership interests upon any conversion of the 9% Preferred Stock into GTL common stock. Payments due on the 9% RPPIs may be made in cash, Globalstar ordinary partnership interests or a combination of both at the option of Globalstar. In January 2001, Globalstar suspended distributions on the 9% RPPIs. As a result, GTL suspended dividend payments on the 9% Preferred Stock. The partnership agreement provides that, in the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the 9% Preferred Stock, holders of the majority of the outstanding 9% Preferred Stock and the holders of any other securities having similar voting rights will be entitled to elect one additional member to the general partners committee of Globalstar. As of December 31, 2002, this right has not been exercised.

     Stock Option Arrangements

      Officers and employees of Globalstar are eligible to participate in GTL’s 1994 Stock Option Plan (the “Plan”), which provides for nonqualified and incentive stock options. The Plan is administered by a stock option committee (the “Committee”), appointed by the GTL Board of Directors. The Committee determines the option price, exercise date and the expiration date of each option (provided no option shall be exercisable after ten years from the date of grant). Proceeds received by GTL for options exercised will be used to purchase Globalstar ordinary partnership interests under an approximate four-for-one exchange arrangement.

      Globalstar issued 6,825 ordinary partnership interests during 2000, in exchange for proceeds from GTL option exercises. There were no ordinary partnership interests issued in 2002 and 2001.

      Globalstar accounts for its employee stock-based compensation using the intrinsic value method in accordance with APB 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in Globalstar’s consolidated financial statements for employee stock-based compensation; except for $95,000 of compensation expense in 2000, related to the below market option grants issued by Loral. There was no employee stock-based compensation expense in 2002 and 2001. In addition, during 2000, GTL granted stock options to certain non-employees of Globalstar to purchase 167,000 shares of GTL common stock. The fair value of such options totaled approximately $290,000. The fair value attributable to the unvested portion of such options is subject to adjustment based upon the future value of GTL’s common stock.

      SFAS 123 requires the disclosure of pro forma net income and earnings per share as if Globalstar adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restriction, which significantly differ from Globalstar’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Globalstar’s calculations (see Note 3) were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six to twelve months following vesting; stock volatility, 70% for 2002, 2001 and 2000; risk free interest rates, 4.4% to 6.6% based on the date of grant; and no dividends during the expected term. Globalstar’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the Plan for the years ended December 31, 2002, 2001 and 2000 is presented below:

		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding at January 1, 2000	4,643,800	20.03
Granted (weighted average fair value of $4.04 per share)	4,566,250	9.76
Forfeited	(984,750)	16.29
Exercised	(26,300)	10.72

Outstanding at December 31, 2000	8,199,000	14.79
Granted	—	—
Forfeited	(1,745,638)	15.50
Exercised	—	—

Outstanding at December 31, 2001	6,453,362	14.46
Granted	—	—
Forfeited	(1,044,795)	14.09
Exercised	—	—

Outstanding at December 31, 2002	5,408,567	$14.96

Outstanding at December 31, 2001	2,425,071	$11.87

Outstanding at December 31, 2000	1,123,816	$14.20

      The options generally expire ten years from the date of grant and become exercisable over the period stated in each option, generally ratably over a five-year period except for 4,336,250 options granted in 2000 which become exercisable ratably over a three-year period. All options granted were non-qualified stock options with an exercise price equal to fair market value at the date of grant. As of December 31, 2002, 4,490,733 shares of common stock were available for future grant under the Plan.

      The following table summarizes information about GTL’s outstanding stock options at December 31, 2002:

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price Range	Number	Life-Years	Price	Number	Price

$3.01 to $4.64	198,000	4.03	$4.11	195,333	$4.13
$4.65 to $17.15	3,156,617	6.81	9.73	2,336,892	9.96
$17.16 to $29.03	1,809,450	6.12	23.11	1,058,200	23.28
$29.04 to $31.41	244,500	6.21	30.98	193,750	31.00

	5,408,567	6.45	$14.96	3,784,175	$14.46

13. Restructuring

      Beginning in 2001, Globalstar implemented a number of initiatives designed to reduce its cost of operations and restructure the company’s finances. These initiatives included reductions in Globalstar’s workforce, the development of financial restructuring plans, negotiations with Globalstar’s significant creditors, and the initiation of Globalstar’s Chapter 11 cases on February 15, 2002. As a result of the restructuring

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

efforts, Globalstar has recorded cumulative charges totaling $19.7 million through December 31, 2002. Restructuring and reorganization charges recorded in the quarter ended December 31, 2002 were $2.3 million, including $1.4 million in Globalstar advisory fees, $0.7 million in creditor advisory fees, and $0.2 in employee separation costs. Since the Petition Date, all advisory fees are expensed as incurred as reorganization charges and interest income is recognized as a reorganization item, consistent with SOP 90-7.

      A summary of the restructuring charges incurred from the beginning of 2001 through December 31, 2002 are as follows (in millions):

	Amounts	Amounts	Accrued
	Expensed	Paid	Liability

Globalstar advisory fees	$10.3	$7.7	$2.6
Creditor advisory fees	4.5	3.6	0.9
Employee separation costs	5.1	5.1	—
Other restructuring costs	0.1	0.1	—

Total	20.0	$16.5	$3.5

Less interest income	0.3

Total	$19.7

      Globalstar Advisory Fees — Globalstar has retained financial advisors, restructuring counsel and other advisors to assist in the development of its financial restructuring plans, discussions with its various creditor groups and preparation for its Chapter 11 bankruptcy petition. The remaining $2.6 million accrued as of December 31, 2002 related to fees that were incurred, but either not billed by the advisors or fees that were waiting for court approval to be paid.

      Creditor Advisory Fees — At Globalstar’s expense, Globalstar’s informal committee of bondholders and later the official Creditors’ Committee retained financial advisors and restructuring counsel. Globalstar discontinued paying the informal committee’s expenses upon formation of the official Creditors’ Committee. The remaining $0.9 million accrued as of December 31, 2002 related to fees that were incurred, but either not billed by the advisors or fees that were waiting for court approval to be paid.

      Employee Separation Costs — Globalstar reduced its workforce from 439 full-time employees as of January 1, 2001 to 146 full-time employees and 2 part-time employees as of December 31, 2002, including 25 GUSA employees added as of August 19, 2002, primarily through three separate actions in March, July and September of 2001. Employee separation costs of $4.9 million and $0.2 million were recorded for the year 2001 and 2002, respectively, for employee severance obligations, payments in accordance with Globalstar’s retention bonus program and fringe benefit costs related to terminated employees.

14. Pensions and Other Employee Benefits

     Pensions

      Globalstar maintains a pension plan and a supplemental executive retirement plan. These plans are defined benefit pension plans and members in certain locations may contribute to the pension plan in order to receive enhanced benefits. Eligibility for participation in these plans varies and benefits are based on members’ compensation and years of service. Globalstar’s funding policy is to fund the pension plan in accordance with the Internal Revenue Code and regulations thereon and to fund the supplemental retirement plan on an actuarial basis, including service cost and amortization amounts. Plan assets are generally invested in United States government and agency obligations and listed stocks and bonds.

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Other Benefits

      In addition to providing pension benefits, Globalstar provides certain health care and life insurance benefits for retired employees and dependents. Participants are eligible for these benefits when they retire from active service and meet the eligibility requirements for Globalstar’s pension plan. The life insurance coverage is provided at no cost to retirees and the health care coverage is funded primarily on a pay-as-you-go basis with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions.

      The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for 2002 and 2001, and a statement of the funded status as of December 31, 2002 and 2001, respectively.

	Pension Benefits		Other Benefits

	2002	2001	2002	2001

	(in thousands)
Reconciliation of benefit obligation
Obligation at January 1	$11,328	$9,337	$1,856	$1,407
Service cost	427	695	77	154
Interest cost	831	793	84	129
Participant contributions	84	170	37	31
Actuarial (gain) loss	647	893	(471)	147
Benefit payments	(459)	(560)	(29)	(12)

Obligation at December 31	$12,858	$11,328	$1,554	$1,856

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$7,151	$7,760	$39	$37
Actual return on plan assets	(683)	(666)	1	2
Employer contributions	1,064	447	(8)	(19)
Participant contributions	84	170	36	31
Benefit payments	(459)	(560)	(29)	(12)

Fair value of plan assets at December 31	$7,157	$7,151	$39	$39

Funded status
Funded (unfunded) status at December 31	$(5,701)	$(4,177)	$(1,515)	$(1,817)
Unrecognized (gain) loss	4,615	2,629	(116)	334
Unrecognized prior service cost	—		328	364
Unrecognized transition obligation (asset)	(133)	(173)	—	—

Net amount recognized in accrued liabilities	$(1,219)	$(1,721)	$(1,303)	$(1,119)

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2002, 2001 and 2000, respectively (in thousands):

	Pension Benefits			Other Benefits

	2002	2001	2000	2002	2001	2000

Service cost	$427	$695	$532	$77	$154	$100
Interest cost	831	793	662	84	129	101
Expected return on plan assets	(723)	(720)	(796)	(3)	(4)	(3)
Amortization of net (gain) loss	(40)	(40)	(40)	38	38	38
Recognized actuarial (gain) loss	66	4	(51)	(19)	10	4

Net periodic benefit cost	$561	$732	$307	$177	$327	$240

      The principal actuarial assumptions were:

	2002	2001	2000

Discount rate	6.75%	7.50%	7.75%
Expected return on plan assets	9.00%	9.50%	9.50%
Rate of compensation increase	4.25%	4.25%	4.25%

      Actuarial assumptions used a health care cost trend rate of 11.0% decreasing gradually to 4.5% by 2009. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates for 2002 would have the following effects:

	1% Increase	1% Decrease

Effect on total service and interest cost components of net periodic postretirement health care benefit cost	$36,353	$(28,057)
Effect on the health care component of the accumulated postretirement benefit obligation	193,216	(152,413)

     Employee Savings Plan

      In 1996, Globalstar adopted an employee savings plan which provides that Globalstar match the contributions of participating employees up to a designated level. Under this plan, the matching contributions were approximately $347,000, $432,000 and $701,000 for 2002, 2001 and 2000, respectively.

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Taxes

      Globalstar is organized as a limited partnership with various corporate subsidiaries. Generally, taxable income or loss, deductions and credits of the partnership are passed through to its partners. Globalstar’s corporate subsidiaries provision (benefit) for income taxes consists of (in thousands):

	Years ended December 31,

	2002	2001	2000

Current
Federal	$—	$37	$186
State	—	8	28
Foreign tax	66	28	32

Total	$66	$73	$246

Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign tax	—	—	—
Total	$—	$—	$—

Total	$66	$73	$246

      The components of the net deferred income tax assets as of December 31, were as follows (in thousands):

	2002	2001

Net operating loss/credit carryforwards	$1,720	$69
Fixed assets	2,211	412
Accruals and reserves	2,258	339

Gross deferred tax asset	6,189	820
Valuation allowance	(6,189)	(820)

Net deferred tax asset	$—	$—

      As of December 31, 2002, Globalstar’s corporate subsidiaries have cumulative net operating loss carryforwards for federal income tax reporting purposes of approximately $3,271,000. The federal net operating loss carryforwards expire in varying dates in 2021 and 2022. Under current tax law, net operating loss carryforwards available in any given year may be limited upon the occurrence of certain events, including significant changes in ownership interest resulting from significant stock transactions.

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The actual provision for income taxes differs from the statutory U.S. federal income tax rate as follows (in thousands):

	Years ended December 31,

	2002	2001	2000

Provision at U.S. statutory rate of 35%	$(52,485)	$(201,429)	$(1,324,985)
Nontaxable partnership income	46,680	201,346	1,321,708
State income taxes, net of federal benefit	(32)	8	29
Change in valuation allowance	5,369	65	3,318
Effect of foreign income tax at various rates	421	16	—
Other	113	67	176

Total	$66	$73	$246

16. Revenue Information

      Globalstar’s revenue by subsidiary and affiliated companies is presented for purposes of disseminating the distribution of Globalstar’s revenue and is as follows (in thousands):

	Years ended December 31,

	2002	2001(1)	2000(1)

Wholesale revenue — Globalstar, L.P.	$5,776	$5,994	$3,650
Service provider revenue:
Canada — Globalstar Canada Satellite Co.	15,916	410	—
United States — Globalstar USA, LLC	6,732	—	—
Europe — Globalstar Europe Satellite Services, Ltd.	72	—	—
Eliminations	(3,857)	—	—

Total revenue	$24,639	$6,404	$3,650

      The following table provides Globalstar, L.P.’s net wholesale revenue by geographical location for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Years ended December 31,

	2002	2001	2000

Canada	$1,436	$1,135	$500
Brazil	857	1,536	356
United States	773	566	270
East Asia	645	160	35
Saudi Arabia	494	320	41
Russia	363	361	75
Caribbean	234	192	16
Mexico	169	243	167
Other(1)	805	1,481	2,190

Service revenue	$5,776	$5,994	$3,650

(1)	Includes $0.1 million and $1.5 million of royalty income for 2001 and 2000, respectively. There was no royalty revenue in 2002.

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

      The carrying amounts of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of the senior notes is based on market quotations. The fair value of the vendor financing, notes payable, notes payable to affiliates, and the credit agreement is based on the ratio of the carrying amount to fair value of the senior notes.

      The estimated fair values of Globalstar’s financial instruments are as follows (in thousands):

	December 31, 2002		December 31, 2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$15,284	$15,284	$55,625	$55,625
Vendor financing	880,062	35,202	869,385	56,510
10 3/4% Senior notes	322,635	13,000	322,545	21,125
11 1/4% Senior notes	314,760	13,000	314,301	21,125
11 3/8% Senior notes	489,217	20,000	488,642	32,500
11 1/2% Senior notes	292,671	12,000	292,454	19,500
Notes payable	170,832	6,833	169,787	11,036
Notes payable to affiliates	108,204	4,328	107,543	6,990
Revolving credit facility	100,000	4,000	100,000	6,500
Term Loan A	100,000	4,000	100,000	6,500
Term Loan B	300,000	12,000	300,000	19,500

18. Related Party Transactions

      In addition to the transactions described in Notes 4, 5, 7, 8, 9, 10, 11, 12, 13 and 14, Globalstar has a number of other transactions with its affiliates. Such transactions have been negotiated on an arms-length basis and Globalstar believes that the arrangements are no less favorable to Globalstar than could be obtained from unaffiliated parties. The following describes these related-party transactions.

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

      On July 17, 2001, the FCC granted Globalstar and seven other applicants authorizations to construct, launch and operate MSS systems in the 2 GHz band, subject to strict milestone requirements. Globalstar entered into a non-contingent contract with SS/L on July 16, 2002. On January 30, 2003, the FCC’s International Bureau declared the 2 GHz license to be null and void. Globalstar believes that this action by the FCC’s staff is inconsistent with the facts and the law and has requested the full FCC to review and reverse it. Globalstar has also requested the full FCC to stay the Bureau’s decision pending review. On January 31, 2003, Globalstar instructed SS/L to stop work on the contract and requested repayment of the balance of the payment that had not been spent.

      In 1998, Globalstar secured twelve-month call-up orders for two additional Delta launch vehicles from SS/L for the purpose of launching spare satellites. The call-up date for Delta 8 was September 8, 2002, and

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the call-up date for Delta 9 was March 31, 2002. During 2002, Globalstar sought and received several no-cost month-to-month deferrals of the call-up deadline for Delta 9. In October 2002, the launch contractor declined to grant additional no-cost extensions. Globalstar determined that it would be more advantageous to terminate the launches than to begin to make the required progress payments and requested SS/L to terminate the launches if further no cost extensions could not be secured. Consequently, SS/L terminated the Globalstar Delta 8 and 9 launches on October 31, 2002.

      Globalstar has requested further information from SS/L related to the termination including SS/L’s actual costs related to the termination and the disposition of Globalstar unique hardware related to these launch vehicles. In the fourth quarter of 2002, Globalstar wrote off the deposit of $1.2 million related to the additional Delta launch vehicles. Additionally, SS/L has advised Globalstar that SS/L will invoice Globalstar for $17.2 million of remaining termination liability related to these launches. Globalstar believes that this termination liability will not be classified as an administrative claim in its bankruptcy case, and has recorded the liability as a pre-petition liability subject to compromise.

      Globalstar has granted to QUALCOMM an irrevocable, non-exclusive, worldwide perpetual license to intellectual property owned by Globalstar in the Ground Segment and developed pursuant to the QUALCOMM agreement. QUALCOMM may, pursuant to such grant, use the intellectual property for applications other than the Globalstar System provided that QUALCOMM may not for a period of three years after its withdrawal as a strategic partner or prior to the third anniversary of the Full Constellation Date (as defined is such grant), whichever is earlier, engage in any business activity that would be in competition with the Globalstar System. The grant of intellectual property to QUALCOMM described above is generally royalty free. Under certain specified circumstances, however, QUALCOMM will be required to pay a 3% royalty fee on such intellectual property.

      Globalstar entered into agreements with certain limited partners, for the integration and testing of the Globalstar System at certain of the partners’ gateways. Costs incurred under these arrangements for the years ended December 31, 2001 and 2000 were approximately $374,000 and $1,050,000, for 2001 and 2000, respectively. There were no costs incurred in 2002.

      QUALCOMM initially agreed to grant at least one vendor a nonexclusive worldwide license to use QUALCOMM’s intellectual property to manufacture and sell gateways to Globalstar’s service providers. The foregoing license would be granted by QUALCOMM to one or more such vendors on reasonable terms and conditions, which will in any event not provide for royalty fees in excess of 7% of a gateway’s sales price (not including the approximately $400,000 per gateway in recoupment expenses payable to Globalstar). Thus far, no other vendor has committed to manufacture gateways, and Globalstar does not expect any other vendor to manufacture gateways. QUALCOMM granted a license to manufacture Globalstar user terminals to Ericsson and Telit and also agreed to grant a similar license to at least one additional qualified manufacturer to enable it to manufacture and sell the Globalstar user terminals to service providers. However, these rights were granted under the Development Contract, which QUALCOMM has purported to terminate.

      Subsidiaries of Loral have formed joint ventures with partners which have executed service provider agreements granting the joint ventures exclusive rights to provide Globalstar service to users in Brazil, Canada, Mexico, and Russia as long as specified minimum levels of subscribers are met. In December 2001, a subsidiary of Globalstar acquired a majority interest in the Canadian service provider business. As a result of this transaction, Globalstar and Loral are now partners in the Canadian joint venture. Because of the consolidation, all transactions with GCSC are eliminated. Founding service provider agreements have been entered into with certain of Globalstar’s limited partners for specific countries. These service providers will receive certain discounts from Globalstar’s expected pricing schedule generally over a five-year period. Globalstar has also agreed to provide QUALCOMM, under certain circumstances, with capacity on the Globalstar System for its OmniTRACS services at its most favorable rates and to grant to QUALCOMM the exclusive right to utilize the Globalstar System to provide OmniTRACS-like services.

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On December 30, 2002, the Bankruptcy Court approved a settlement agreement among Globalstar Services Company, Inc. (“GSCI”), Globalstar, Globalstar Vodafone Network Pty Ltd. Australia and Globalstar Australia Pty Ltd. Under this settlement, Globalstar consented to the transfer by Vodafone Satellite Services Limited (“VSSL”) to Localstar of the service provider rights in Australia, and Globalstar entered into a new service provider agreement with Localstar. VSSL was the original authorized service provider for Australia and the operator of three gateways in that country. In conjunction with this transaction, VSSL agreed to settle certain pre-petition and post-petition debts with Globalstar. Globalstar received payments totaling $1.7 million from Vodafone in January 2003.

      Globalstar has entered into various agreements with other service providers and gateway operators to provide and receive various services related to the Globalstar business. Currently, Globalstar is providing retail billing support to its service providers in Mexico and Brazil, on a cost reimbursable basis. Additionally, Globalstar has agreements in place to provide, also on cost reimbursable basis, certain information technology and telecommunications network related support to GCC, in which it holds a minority interest. Also, GCC bills Globalstar for the monitoring of gateways in United States, Canada, and France. In addition, Globalstar is billed for all costs related to the operations of the gateways located in Canada, as cost recovery mechanism for GCC. Globalstar also net settles with other service providers roaming charges that arise from subscribers using gateways other then their home gateway to complete calls on the Globalstar System. During 2002, Globalstar billed $0.5 million under these agreements.

      Total gross receivables due from affiliates for amounts financed under the production gateway contracts, usage, and other services is as follows (in thousands):

	December 31,

	2002	2001

SS/L	$1,586	$325
Loral	4,994	6,535
Other affiliates	25,682	48,109

	$32,262	$54,969

      Total purchases from affiliates is as follows (in thousands):

	Years ended December 31,

	2002	2001	2000

SS/L	$864	$15,756	$74,082
Loral	704	2,642	3,872
QUALCOMM	4,056	40,629	99,988
GCC	5,831	—	335
Other affiliates	132	14,078	6,569

	$11,587	$73,105	$184,846

      Total usage revenue recognized from other affiliates is $2.3 million, $5.2 million and $1.9 million for the years ended December 31, 2002, 2001, and 2000, respectively.

      Starting with commencement of service by Globalstar and upon receipt of revenue, LQP, the general partner of LQSS, receives a managing partner’s allocation equal to 2.5% of Globalstar’s revenues up to $500 million plus 3.5% of revenues in excess of $500 million. Loral and QUALCOMM ultimately will receive 80% and 20%, respectively, of such distribution. Should Globalstar incur a net loss in any year following commencement of operations, the allocation for that year will be reduced by 50% and LQP will reimburse Globalstar for allocation payments, if any, received in any prior quarter of such year, sufficient to reduce its

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management allocation for the year to 50%. The managing partners allocation may be deferred (with interest at 4% per annum) in any quarter in which Globalstar would report negative cash flow from operations if the managing partner’s allocation were made. As of December 31, 2002, the managing partner’s allocation of $167,000 has been deferred and $108,000 has been classified as a liability subject to compromise.

19. Commitments and Contingencies

      Globalstar currently has three leases for facilities, two in California and one in Ontario, Canada. The leases expire in July 2005, November 2006 and December 2008, respectively. The following table presents the future minimum lease payments (in thousands):

2003	$3,235
2004	3,271
2005	3,303
2006	3,306
2007	3,242
Thereafter	3,323

Total minimum lease payments	$19,680

      Rent expense for 2002, 2001 and 2000, was approximately $3.5 million, $3.9 million, and $4.1 million, respectively. Included in rent expense are payments to Lockheed Martin of $3.0 million, $3.5 million, and $3.7 million for 2002, 2001 and 2000, respectively.

      On February 20, 2001, a purported class action lawsuit was filed against Globalstar and Globalstar Capital Corporation on behalf of the owners of the 10 3/4% senior notes, due November 2004 (the “10 3/4% Senior Notes”) in Superior Court, New Castle County, Delaware. Globalstar Capital Corporation and Globalstar issued the 10 3/4% Senior Notes as joint obligors. The complaint alleges that the defendants repudiated the 10 3/4% Senior Notes’ registration statement, prospectus and indenture, without consent of the holders of the 10 3/4% Senior Notes, when Globalstar announced that it was suspending its future interest payments on the 10 3/4% Senior Notes. On April 23, 2001, the defendants moved to dismiss the complaint for failure to state a cause of action. A second similar class action was filed in Delaware on June 5, 2001. The defendants have also moved to dismiss this complaint. Plaintiffs subsequently amended the complaint and defendants again moved to dismiss the amended complaint for failure to state a cause of action. On December 31, 2001, the court granted defendants’ motion to dismiss in part, dismissing plaintiffs’ claims for principal and interest not yet due, but allowing plaintiffs to proceed with their breach of contract claim based on the interest payments already missed at the time the amended complaints were filed. Defendants answered the complaints on January 17, 2002. These proceedings are now automatically stayed in accordance with Section 362(a) of the Bankruptcy Code. On August 7, 2001, Globalstar received a petition filed on July 13, 2001 in Texas state court by L.E. Creel III, a holder of an 11 3/8% senior note due February 2004 seeking principal payment of the note plus interest. Globalstar filed an answer contesting the petition. On December 6, 2001, the parties participated in court ordered mediation, which failed to lead to a settlement of plaintiff’s claim. This proceeding is also stayed pursuant the Bankruptcy Code.

      On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against GTL in the United States District Court for the Southern District of New York. The other defendants named in the complaint were Loral and Bernard Schwartz, the former Chief Executive Officer of Globalstar. Globalstar was not a named defendant in these actions. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL’s business and prospects and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exchange Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf this lawsuit has been asserted consists of all buyers of GTL common stock from December 6, 1999, through October 27, 2000, excluding the defendants, officers and directors of GTL and certain persons affiliated therewith. Eighteen additional purported class action complaints were subsequently filed in the United States District Court for the Southern District of New York. These complaints were granted class action status and consolidated into a case known as In Re Globalstar Securities Litigation, 01 Civ. 1748 (SHS). On September 26, 2001, the court appointed The Phillips Family as Lead Plaintiff for the class. On November 13, 2001, Lead Plaintiff filed a Consolidated Amended Class Action Complaint and a demand for jury trial. The amended complaint drops the cause of action against certain individuals and adds causes of action against Globalstar and its wholly-owned subsidiary, Globalstar Capital. GTL and Globalstar believe that they have meritorious defenses to these actions and on or about February 25, 2002, filed a motion to dismiss the complaint. The case against Globalstar and Globalstar Capital is stayed pursuant to the Bankruptcy Code. There are, however, no assurances that the defenses to these actions will be successful.

      On December 5, 2002, StarMD, LLC (“StarMD”) filed a complaint in the Pennsylvania Court of Common Pleas, Allegheny County, naming GUSA as the defendant. The complaint alleges four counts: (1) in equity, seeking a mandatory injunction requiring GUSA to sell to StarMD “as many telephones as its requests and to provide service to plaintiff’s customers . . . ;” (2) in assumpsit, for lost profits “and related revenue” from the sale of “an estimated 10,800 telephones,” in the amount of $31,104,000; (3) in assumpsit, for recovery of the value of plaintiff’s efforts in developing a marketing campaign, for damages “in excess of $25,000;” and (4) in trespass, for tortiously interfering with plaintiff’s agreement with Globalstar for the development and co-marketing of an antenna kit for the Globalstar 1600 telephone. In February 2003, GUSA filed Preliminary Objections requesting the court to dismiss the complaint on grounds of (1) lack of personal jurisdiction, (2) improper venue, (3) forum non conveniens, (4) a prior-existing valid and enforceable agreement to arbitrate and (5) legal insufficiency. The request for dismissal is before the court awaiting decision.

      Any plan of reorganization would likely involve the cancellation of debt in exchange for equity. The cancellation of debt will give rise to considerable taxable income that will be allocable to the partners of Globalstar. Under a certain interpretation of Section 1446 of the Internal Revenue Code of 1986, as amended, Globalstar may be obligated to pay a 35% withholding tax on all income allocated to the foreign partners even if they do not receive a cash distribution. Globalstar believes the imposition of the withholding tax may have the effect of diverting its assets from its creditors to its foreign partners in contravention of bankruptcy law. Globalstar expects to enter into an agreement with the United States Internal Revenue Service pursuant to which, based upon certain representations and satisfaction of certain terms and conditions, Globalstar’s total withholding obligation on this taxable income will be significantly reduced. However, there can be no assurances such an agreement will be reached.

      At the time of their respective acquisitions both GCSC and GUSA were offering service guarantees to portions of their customer base, under which certain customers are entitled to cash compensation in the event that Globalstar services do not remain active and available to them for at least one year after initial activation. Globalstar has assumed these guarantees since the acquisition and is continuing them only when necessary for certain accounts. As of December 31, 2002, Globalstar has maximum contingent obligations with respect to these service guarantees of approximately $3.1 million, that would come due in the event that Globalstar services were discontinued in Canada or the United States. Globalstar believes service will continue, therefore no accrual was recorded.

      On May 21, 2002, an employee incentive program was approved by the Bankruptcy Court to recognize and retain key employees. The total value of the program is $2.9 million of which $0.7 million was paid in July 2002. The balance of the incentive program will be paid upon the successful reorganization of Globalstar.

GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under certain conditions, up to $1.0 million of the remaining payments may be made in common stock of New Globalstar.

20. Subsequent Events

      On March 14, 2003, Loral, the Creditors’ Committee and Globalstar signed a term sheet outlining to the terms and conditions of a comprehensive settlement of certain contested matters and a release of the claims against Loral (the “Loral Settlement”). Also on March 14, 2003, Globalstar and the Creditors’ Committee filed a joint motion under Bankruptcy Rule 9019 for an order approving the Loral Settlement with the Bankruptcy Court. The parties agreed to use their reasonable best efforts to execute a definitive agreement based on the term sheet by March 26, 2003. The Loral Settlement, which will be effected in connection with Globalstar’s restructuring and emergence from bankruptcy, provides the following, among other items: (1) SS/L would transfer to Globalstar title “as is” to the eight spare satellites that are currently held in storage by SS/L; (2) certain strategic agreements under which Loral holds exclusive rights to provide Globalstar services to defense and national security agencies and in the aviation market would terminate, and a new joint venture company (to be owned 75% by Globalstar and 25% by Loral) would be formed to pursue the defense and national security business; (3) L/Q Licensee, a subsidiary of LQP, would transfer the Federal Communications Commission license held by it to Globalstar or LQP would transfer operations of L/Q Licensee to Globalstar; (4) Loral would convey its interests in the Canadian service provider operations to Globalstar; (5) certain Loral service provider financial obligations would be settled through a reduction in debt obligations due from GCC to Loral and other financial obligations involving a Russian joint venture would be restructured; (6) Loral’s general unsecured claims as a creditor in the Globalstar bankruptcy proceeding would be quantified and allowed; (7) SS/L would return to Globalstar unused advance prepayments related to the 2 GHz satellite contract; (8) Loral’s designees would resign from Globalstar’s General Partners Committee; and (9) third party claims against Loral, certain Loral affiliates and all six members of Globalstar’s General Partners’ Committee, as provided in the term sheet, would be released. The motion supporting the Loral Settlement is expected to be heard by the Bankruptcy Court on April 9, 2003.

      On March 25, 2003, Globalstar entered into a settlement and release agreement with Elsacom S.p.A. (“Elsacom”) and a gateway asset purchase agreement (collectively the “Elsacom Settlement”) with a wholly owned subsidiary of Elsacom. Elsacom is the primary Globalstar service provider in Central and Eastern Europe, the operator of the gateway located in Avezzano, Italy and, through its affiliate, Globalstar Northern Europe, the former operator of the gateway located in Karkkila, Finland. Although Elsacom had defaulted on its gateway contract obligations to Globalstar, Elsacom desired to continue providing Globalstar service to its customers from Avezzano. Accordingly, Globalstar and Elsacom agreed to negotiate a mutually acceptable plan for paying certain of the debt, transferring the equipment in Finland to Globalstar and maintaining Elsacom’s service provider rights. Under the terms of the Elsacom Settlement, Globalstar will receive cash payments totaling $2.4 million in two installments to be completed by June 2003 and the release of all past payment obligations due to Elsacom in exchange for liquidation of the gateway contract payments due to Globalstar from Elsacom. Additionally, Globalstar will retain title to the gateway equipment installed in Finland. Globalstar intends to dismantle the Finland gateway and to place the removable parts, which contain most of the gateway’s electronics, in storage for future deployment.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Loral Space & Communications Ltd. (the “registrant”) on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Annual Report”), I, Bernard L. Schwartz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002, that:

      (1) I have reviewed this Annual Report on Form 10-K of Loral Space & Communications Ltd.;

      (2) Based on my knowledge, this Annual Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this Annual Report;

      (4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      (6) The registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BERNARD L. SCHWARTZ

Bernard L. Schwartz
Chief Executive Officer

March 31, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Loral Space & Communications Ltd. (the “registrant”) on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Annual Report “), I, Richard J. Townsend, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002, that:

      (1) I have reviewed this Annual Report on Form 10-K of Loral Space & Communications Ltd.;

      (2) Based on my knowledge, this Annual Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this Annual Report;

      (4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      (6) The registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD J. TOWNSEND

Richard J. Townsend
Chief Financial Officer

March 31, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Loral Space & Communications Ltd. (the “Company”) on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Bernard L. Schwartz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ BERNARD L. SCHWARTZ

Bernard L. Schwartz
Chief Executive Officer

March 31, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Loral Space & Communications Ltd. (the “Company”) on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard J. Townsend, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ RICHARD J. TOWNSEND

Richard J. Townsend
Chief Financial Officer

March 31, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Restructuring, Financing and Distribution Agreement, dated as of January 7, 1996, among Loral Corporation, Loral Aerospace Holdings, Inc., Loral Aerospace Corp., Loral General Partner, Inc., Loral Globalstar L.P., Loral Globalstar Limited, the Registrant and Lockheed Martin Corporation(1)
2.2	Amendment to Restructuring, Financing and Distribution Agreement, dated as of April 15, 1996(1)
2.3	Agreement for the Purchase and Sale of Assets dated as of September 25, 1996 by and between AT&T Corp., as Seller, and Loral Space & Communications Ltd., as Buyer(2)
2.4	First Amendment to Agreement for the Purchase and Sale of Assets dated as of March 14, 1997 by and between AT&T Corp., as Seller, and Loral Space & Communications, Ltd. as Buyer(3)
2.5	Agreement and Plan of Merger dated as of October 7, 1997 by and among Orion Network Systems, Inc., Loral Space & Communications Ltd. and Loral Satellite Corporation(4)
2.6	First Amendment to Agreement and Plan of Merger dated as of February 11, 1998 by and among Orion Network Systems, Inc., Loral Space & Communications Ltd. and Loral Satellite Corporation(5)
2.7	Second Amendment to Agreement and Plan of Merger dated as of March 20, 1998 by and among Orion Network Systems, Inc., Loral Space & Communications Ltd. and Loral Satellite Corporation(11)
3.1	Memorandum of Association(1)
3.2	Memorandum of Increase of Share Capital dated January 1996(1)
3.2.1	Memorandum of Increase of Share Capital dated May 1997(25)
3.2.2	Memorandum of Increase of Share Capital dated May 1999(25)
3.3	Third Amended and Restated Bye-laws(16)
3.4	Schedule IV to the Third Amended and Restated Bye-laws(16)
4.1	Rights Agreement dated March 27, 1996 between the Registrant and The Bank of New York, Rights Agent(1)
4.2	Indenture dated as of January 15, 1999 relating to Registrant’s 9 1/2% Senior Notes due 2006(12)
10.1	Shareholders Agreement dated as of April 23, 1996 between Loral Corporation and the Registrant(1)
10.1.1	Amended Shareholders Agreement dated as of March 29, 2000 between the Registrant and Lockheed Martin Corporation(16)
10.2	Tax Sharing Agreement dated as of April 22, 1996 between Loral Corporation, the Registrant, Lockheed Martin Corporation and LAC Acquisition Corporation(1)
10.3	Exchange Agreement dated as of April 22, 1996 between the Registrant and Lockheed Martin Corporation(1)
10.4	Amended and Restated Agreement of Limited Partnership of Globalstar, L.P. dated as of January 26, 1999 among Loral/ Qualcomm Satellite Services, L.P., Globalstar Telecommunications Limited, AirTouch Satellite Services, Inc., Dacom Corporation, Dacom International, Inc., Hyundai Corporation, Hyundai Electronics Industries Co., Ltd., Loral/ DASA Globalstar, L.P., Loral Space & Communications Ltd., San Giorgio S.p.A., TeleSat Limited, TE.S.AM and Vodafone Satellite Services Limited(12)
10.4.1	Amendment dated as of December 8, 1999 to the Amended and Restated Agreement of Limited Partnership of Globalstar, L.P.(13)
10.4.2	Amendment dated as of February 1, 2000 to the Amended and Restated Agreement of Limited Partnership of Globalstar, L.P.(16)
10.5	Service Provider Agreements by and between Globalstar, L.P. and each of Loral General Partner, Inc. and Loral/ DASA Globalstar, L.P.(7)
10.6	Contract between Globalstar, L.P. and Space Systems/ Loral, Inc.(7)

Exhibit
Number	Description

10.7	1996 Amended and Restated Stock Option Plan‡†
10.7.1	Amendment No. 1 to 1996 Amended and Restated Stock Option Plan‡†
10.7.2	2000 Amended and Restated Stock Option Plan‡†
10.7.3	Amendment No. 1 Amended and Restated to 2000 Stock Option Plan‡†
10.8	Common Stock Purchase Plan for Non-Employee Directors(1)‡
10.9	Employment Agreement between the Registrant and Bernard L. Schwartz(1)‡
10.9.1	Amendment dated as of March 1, 1998 to Employment Agreement between the Registrant and Bernard L. Schwartz(11)‡
10.9.2	Amendment dated as of July 18, 2000 to Employment Agreement between the Registrant and Bernard L. Schwartz(20)‡
10.9.3	Amendment dated as of February 25, 2003 to Employment Agreement between the Registrant and Bernard L. Schwartz‡†
10.10	Registration Rights Agreement dated as of August 9, 1996 among Loral Space & Communications Ltd., Lehman Brothers Capital Partners II, L.P., Lehman Brothers Merchant Banking Portfolio Partnership L.P., Lehman Brothers Offshore Investment Partnership L.P. and Lehman Brothers Offshore Investment Partnership-Japan L.P.(8)
10.11	Registration Rights Agreement dated November 6, 1996 relating to the Registrant’s 6% Convertible Preferred Equivalent Obligations due 2006(6)
10.12	Registration Rights Agreement (Series C Preferred Stock) dated as of March 31, 1997 between Loral Space & Communications Ltd. and Finmeccanica S.p.A. and dated as June 23, 1997 among Loral Space & Communications Ltd., Aerospatiale SNI and Alcatel Espace(9)
10.13	Registration Rights Agreement (Common Stock) dated as of June 23, 1997 among Loral Space & Communications Ltd., Aerospatiale SNI and Alcatel Espace(9)
10.14	Alliance Agreement dated as of June 23, 1997 among Loral Space & Communications Ltd., Aerospatiale SNI, Alcatel Espace and Finmeccanica S.p.A.(9)
10.15	Principal Stockholder Agreement dated as of October 7, 1997 among Loral Space & Communications Ltd., Loral Satellite Corporation, Orion Network Systems, Inc. and certain Orion stockholders signatory thereto(4)
10.16	Amended and Restated Credit and Participation Agreement, dated as of November 14, 1997, among Loral SpaceCom Corporation, Space Systems/ Loral, Inc., the Banks parties thereto, Bank of America National Trust and Savings Association, as Administrative Agent, and Istituto Bancario San Paolo di Torino S.p.A., individually and as Italian Export Financing and Arranger and as Selling Bank(10)
10.16.1	First Amendment dated as of May 7, 1998 to and of the Amended and Restated Credit and Participation Agreement, dated as of November 14, 1997, among Loral SpaceCom Corporation, Space Systems/ Loral, Inc. and the banks parties thereto(12)
10.16.2	Second Amendment dated as of September 4, 1998 to and of the Amended and Restated Credit Agreement dated as of November 14, 1997, among Loral SpaceCom Corporation, Space Systems/ Loral, Inc. and the banks parties thereto(16)
10.16.3	Third Amendment dated as of July 12, 1999 to and of the Amended and Restated Credit Agreement dated as of November 14, 1997, among Loral SpaceCom Corporation, Space Systems/ Loral, Inc. and the banks parties thereto(16)
10.16.4	Fourth Amendment dated as of November 10, 1999 to and of the Amended and Restated Credit Agreement dated as of November 14, 1997, among Loral SpaceCom Corporation, Space Systems/ Loral, Inc. and the banks parties thereto(16)
10.16.5	Fifth Amendment dated as of December 15, 2000 to and of the Amended and Restated Credit Agreement dated as of November 14, 1997, among Loral SpaceCom Corporation, Space Systems/ Loral, Inc. and the banks parties thereto(20)
10.17	Agreement of Limited Partnership of CyberStar, L.P. dated as of June 30, 1997(11)

Exhibit
Number	Description

10.18	Purchase and Sale Agreement dated November 17, 1997 between the Federal Government of the United Mexican States and Corporativo Satelites Mexicanos, S.A. de C.V. for the purchase and sale of the capital stock of Satelites Mexicanos, S.A. de C.V. (English translation of Spanish original)(11)
10.19	Amended and Restated Membership Agreement dated and effective as of August 21, 1998 among Loral Satmex Ltd. and Ediciones Enigma, S.A. de C.V. and Firmamento Mexicano, S. de R.L. de C.V.(12)
10.20	Letter Agreement dated December 29, 1997 between Loral Space & Communications Ltd., Telefonica Autrey S.A. de C.V., Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers Inc. and Lehman Commercial Paper Inc. and related Agreement between the Federal Government of the United Mexican States, Telefonica Autrey, S.A. de C.V., Ediciones Enigma, S.A. de C.V., Loral Space & Communications Ltd., Loral Satmex Ltd. and Servicios Corporativos Satelitales, S.A. de C.V.(11)
10.21	Shareholders Agreement dated December 7, 1998 by and among Alcatel SpaceCom, Loral Space & Communications Ltd., Dr. Jürgen Schulte-Hillen and Europe*Star Limited(12)
10.22	Registration Rights Agreement dated as of January 21, 1999 relating to Registrant’s 9 1/2% Senior Notes due 2006(12)
10.23	Lease Agreement dated as of August 18, 1999 by and between Loral Asia Pacific Satellite (HK) Limited and APT Satellite Company Limited(15)
10.24	Registration Rights Agreement dated as of February 18, 2000 relating to Registrant’s 6% Series D Convertible Redeemable Preferred Stock due 2007(16)
10.25	Fee Agreement dated as of April 19, 1996 by and among Globalstar, Globalstar Telecommunications Limited, Loral Corporation, Loral Space & Communications Ltd., Qualcomm Limited Partner, Inc., Space Systems/ Loral, Inc. and DASA Globalstar Limited Partner, Inc.(18)
10.26	Intercreditor Agreement dated as of April 19, 1996 by and among Globalstar, Globalstar Telecommunications Limited, Loral Corporation, Loral Space & Communications Ltd., Qualcomm Limited Partner, Inc., Space Systems/ Loral, Inc. and DASA Globalstar Limited Partner, Inc.(18)
10.27	Credit Agreement dated as of November 17, 2000 by and among Loral Satellite, Inc., Bank of America, National Association, Bank of America Securities LLC, Credit Lyonnais and Lehman Commercial Paper, Inc.(19)
10.27.1	First Amendment to the Credit Agreement, dated as of December 21, 2001, among Loral Satellite, Inc., Bank of America, N.A., as Administrative Agent, and the other lenders parties thereto(24)
10.27.2	Form of Second Amendment to Credit Agreement, dated as of March 31, 2003, among Loral Satellite, Inc., Bank of America, N.A., as Administrative Agent, and the other lender parties thereto.†
10.28.1	Guarantee dated as of November 17, 2000 made by Loral Space & Communications Ltd.(19)
10.28.2	Form of First Amendment to Guarantee dated as of March 31, 2003. Made by Loral Space & Communications Ltd.†
10.29	Assignment, Amendment and Release Agreement dated as of November 17, 2000 by and among the lenders parties to the Globalstar Credit Agreement, Loral Satellite, Inc., Loral Satcom Ltd., Loral Space & Communications Ltd., Loral Space & Communication Corporation, Globalstar, L.P. and Bank of America, National Association(19)
10.30	Amended and Restated Collateral Agreement dated as of November 17, 2000 by and among Loral Satellite, Inc. and Bank of America, National Association(19)
10.31	Form of Employment Protection Agreement(20)‡
10.31.1	Form of Amendment No. 1 to Employment Protection Agreement‡(25)
10.32	Form of Subordinated Guaranty Agreement between Loral Space & Communications Ltd. and Loral SpaceCom Corporation, with respect to the $29.7 million aggregate principal amount, 10% Subordinated Note due 2006, with a copy of the 10% Subordinated Note due 2006 included therein(21)

Exhibit
Number	Description

10.33	Warrant Agreement dated as of December 21, 2001 between Loral Space & Communications Ltd. and The Bank of New York, as warrant agent(22)
10.34	Guaranty Agreement dated as of December 21, 2001 between Loral Space & Communications Ltd. and Bankers Trust Company, as trustee(22)
10.35	Indenture, dated as of December 21, 2001, by and among Loral CyberStar, Inc., certain of its subsidiaries and Bankers Trust Company, as trustee(22)
10.36	Consent Agreement dated January 9, 2002 among the United States Department of State, Loral Space & Communications Ltd. and Space Systems/ Loral, Inc.(23)
10.37.1	Amended and Restated Credit Agreement dated as of December 21, 2001 by and among Loral SpaceCom Corporation, Bank of America, N.A., as Administrative Agent, and the other lenders parties thereto(24)
10.37.2	Form of First Amendment to Amended and Restated Credit Agreement dated as of March 31, 2003 by and among Loral SpaceCom Corporation, Bank of America, N.A., as Administrative Agent, and the other lenders parties thereto.†
10.38	Guarantee dated as of December 21, 2001 made by Loral Space & Communications Corporation and certain subsidiaries of Loral SpaceCom Corporation in favor of Bank of America, N.A., as Administrative Agent(24)
10.39	Security Agreement dated as of December 21 2001, by and among Loral SpaceCom Corporation, Space Systems/ Loral, Inc., Loral Communications Services, Inc., Loral Ground Services, L.L.C. and Bank of America, N.A., as Collateral Agent(24)
10.40	Pledge Agreement dated as of December 21, 2001 by and among Loral SpaceCom Corporation, Space Systems/ Loral, Inc., Loral Ground Services, L.L.C., Loral Space & Communications Corporation, Loral Communications Services, Inc. and Bank of America, N.A., as Collateral Agent(24)
10.40.2	Form of Second Amendment and Restated Pledge Agreement dated as of March 31, 2003†
10.41.1	Intercreditor and Subordination Agreement dated as of December 21, 2001 by and among Loral SpaceCom Corporation, Bank of America, N.A., as Administrative Agent for the lenders under the senior credit facility, Bank of America, N.A. as Administrative Agent for the lenders under the junior credit facility, and Bank of America, N.A., as Collateral Agent(24)
10.41.2	Form of Second Intercreditor and Subordination Agreement dated as of March 31, 2003†
10.42	Apstar V Condosat Agreement dated as of December 10, 2002 between APT Satellite Company Limited and Loral Orion, Inc.†
12	Statement Re: Computation of Ratios†
21	List of Subsidiaries of the Registrant†
23.1	Consent of Deloitte & Touche LLP†
23.2	Consent of Deloitte & Touche LLP†

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 10 (No. 1-14180).

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 27, 1996.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 28, 1997.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 10, 1997.

(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed on February 17, 1998 (File No. 333-46407).

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the nine month period ended December 31, 1996.

(7)	Incorporated by reference from the Registration Statement on Form S-1 of Globalstar Telecommunications Limited (File No. 33-86808).

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 13, 1996.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 8, 1997.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 9, 1997.

(11)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(13)	Incorporated by reference from the Current Report on Form 8-K filed on December 21, 1999 by Globalstar Telecommunications Limited and Globalstar, L.P.

(14)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on August 6, 1999.

(15)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on August 23, 1999.

(16)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(17)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on May 3, 2000.

(18)	Incorporated by reference from Registrant’s Current Report of Form 8-K filed on July 7, 2000.

(19)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on November 20, 2000.

(20)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(21)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on December 14, 2001.

(22)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 7, 2002.

(23)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 9, 2002.

(24)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 10, 2002.

(25)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

†	Filed herewith.

‡	Management compensation plan.