Form 10-Q
period 2003-03-31
LORAL SPACE & COMMUNICATIONS LTD
filed 2003-05-15
CIK 1006269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [✓] No [ ]

      As of April 30, 2003, there were 437,507,302 shares of Loral Space & Communications Ltd. common stock outstanding.

PART 1.

FINANCIAL INFORMATION

LORAL SPACE & COMMUNICATIONS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)
(Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$101,501	$65,936
Accounts receivable, net	31,566	28,893
Contracts-in-process	77,467	113,154
Vendor financing receivables	—	38,016
Inventories	96,339	95,733
Other current assets	69,845	48,695

Total current assets	376,718	390,427
Property, plant and equipment, net	1,882,532	1,897,343
Long-term receivables	164,051	163,191
Investments in and advances to affiliates	87,454	95,443
Deposits	58,250	58,250
Other assets	84,622	88,148

Total assets	$2,653,627	$2,692,802

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$146,774	$131,898
Accounts payable	63,699	58,323
Accrued employment costs	42,173	34,531
Customer advances	81,718	114,080
Accrued interest and preferred dividends	29,324	37,370
Income taxes payable	37,545	37,936
Other current liabilities	52,006	47,005

Total current liabilities	453,239	461,143
Pension and other postretirement liabilities	126,813	124,193
Long-term liabilities	209,271	207,835
Long-term debt	2,115,355	2,112,627
Minority interest	16,189	16,150
Convertible redeemable preferred stock:
6% Series C ($118,496 and $106,009 redemption value), $.01 par value	116,901	104,582
6% Series D ($23,610 and $21,122 redemption value), $.01 par value	22,913	20,499
Commitments and contingencies (Notes 8, 9 and 10)
Shareholders’ (deficit) equity:
6% Series C convertible redeemable preferred stock ($68,778 and $81,265 redemption value), $.01 par value	67,852	80,171
6% Series D convertible redeemable preferred stock ($13,097 and $15,585 redemption value), $.01 par value	12,711	15,125
Common stock, $.01 par value	4,356	4,293
Paid-in capital	3,391,220	3,389,035
Treasury stock	(3,360)	(3,360)
Unearned compensation	(228)	(151)
Retained deficit	(3,833,641)	(3,782,107)
Accumulated other comprehensive loss	(45,964)	(57,233)

Total shareholders’ deficit	(407,054)	(354,227)

Total liabilities and shareholders’ deficit	$2,653,627	$2,692,802

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenues from satellite sales	$115,037	$198,471
Revenues from satellite services	83,196	109,705

Total revenues	198,233	308,176
Cost of satellite sales	130,136	186,428
Cost of satellite services	61,166	66,296
Selling, general and administrative expenses	35,930	40,747

Operating (loss) income	(28,999)	14,705
Interest and investment income	7,046	5,409
Interest expense	(16,804)	(18,570)
Gain on investment	1,107	—

(Loss) income before income taxes, equity in net losses of affiliates, minority interest and cumulative effect of change in accounting principle	(37,650)	1,544
Income tax expense	(1,982)	(5,528)

Loss before equity in net losses of affiliates, minority interest and cumulative effect of change in accounting principle	(39,632)	(3,984)
Equity in net losses of affiliates, net of taxes of $968 in 2002	(8,503)	(15,950)
Minority interest, net of taxes	(39)	74

Loss before cumulative effect of change in accounting principle	(48,174)	(19,860)
Cumulative effect of change in accounting principle, net of taxes of $13,809 in 2002	—	(876,500)

Net loss	(48,174)	(896,360)
Preferred dividends	(3,360)	(11,963)

Net loss applicable to common shareholders	$(51,534)	$(908,323)

Basic and diluted loss per share:
Before cumulative effect of change in accounting principle	$(0.12)	$(0.09)
Cumulative effect of change in accounting principle	—	(2.60)

Loss per share	$(0.12)	$(2.69)

Weighted average shares outstanding:
Basic and diluted	432,126	337,052

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Operating activities:
Net loss	$(48,174)	$(896,360)
Non-cash items:
Equity in net losses of affiliates, net of taxes	8,503	15,950
Minority interest, net of taxes	39	(74)
Cumulative effect of change in accounting principle, net of taxes	—	876,500
Deferred taxes	1,663	3,510
Depreciation and amortization	44,817	47,066
Charge on vendor financing receivables	10,008	—
Provisions for inventory obsolescence	—	3,013
Provisions for bad debts	3,963	987
Gain on investment	(1,107)	—
Non-cash interest	(420)	(141)
Changes in operating assets and liabilities:
Accounts receivable	(6,636)	(4,063)
Contracts-in-process	36,656	11,649
Inventories	(606)	(8,351)
Long-term receivables	(860)	(4,416)
Deposits	—	(5,800)
Other current assets and other assets	12,342	11,526
Accounts payable	5,344	12,358
Accrued expenses and other current liabilities	(1,466)	(851)
Customer advances	(32,362)	28,115
Income taxes payable	(391)	1,176
Pension and other postretirement liabilities	2,620	2,213
Long-term liabilities	(2,737)	(5,307)
Other	419	(177)

Net cash provided by operating activities	31,615	88,523

Investing activities:
Capital expenditures	(23,240)	(51,035)
Investments in and advances to affiliates	(514)	(9,614)
Proceeds from sale of investment	9,704	—

Net cash used in investing activities	(14,050)	(60,649)

Financing activities:
Borrowings under revolving credit facilities	66,000	2,000
Repayments under term loans	(16,250)	(16,250)
Repayments under revolving credit facilities	—	(56,000)
Interest payments on 10% senior notes	(30,634)	—
Repayments of other long-term obligations	(1,090)	(330)
Payment of bank amendment costs	(2,183)	—
Preferred dividends	—	(11,963)
Proceeds from stock issuances	2,157	2,857

Net cash provided by (used in) financing activities	18,000	(79,686)

Increase (decrease) in cash and cash equivalents	35,565	(51,812)
Cash and cash equivalents — beginning of period	65,936	159,949

Cash and cash equivalents — end of period	$101,501	$108,137

Non-cash activities:
Unrealized gains on available-for-sale securities, net of taxes	$10,421	$6,494

Accrual of preferred dividends	$3,360

Unrealized net gains on derivatives, net of taxes	$427	$72

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business

      Loral Space & Communications Ltd. together with its subsidiaries (“Loral” or the “Company”) is one of the world’s leading satellite communications companies with substantial activities in satellite-based communications services and satellite manufacturing. Loral is organized into two operating businesses (see Note 12):

Fixed Satellite Services (“FSS”). The Company leases transponder capacity to customers for various applications, including television and cable broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television (“DTH”) and provides satellite telemetry, tracking and control services (“TT&C”). Loral also provides network services such as managed communications networks, Internet and intranet services, business television and business media services to customers.

Satellite Manufacturing and Technology. The Company designs and manufactures satellites and space systems and develops satellite technology for a broad variety of customers and applications through Space Systems/ Loral, Inc. (“SS/ L”).

2.	Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. The December 31, 2002 balance sheet has been derived from the audited consolidated financial statements at that date. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Loral included in Loral’s latest Annual Report on Form 10-K.

Risks and Uncertainties

      The Company had total long-term debt of $2.3 billion, including current portion of $147 million, outstanding at March 31, 2003, much of which matures in 2005 and 2006. On March 31, 2003, the Company amended its Loral SpaceCom Corporation (“Loral SpaceCom” or “LSC”) and Loral Satellite, Inc. (“Loral Satellite”) credit facilities which, among other changes, amended its financial performance covenants and imposed additional restrictions, including on its capital expenditures. In addition to its debt service requirements, the Company’s business is capital intensive and requires substantial investment. At March 31, 2003, the Company had already incurred costs of approximately $291 million and will need to incur costs of approximately $97 million more in order to construct, launch and insure three new satellites currently under construction for the Fixed Satellite Services business and an additional $58 million to acquire additional transponders in the future. In addition, the Company has incurred costs of $266 million on a fourth satellite. Additional expenditures to launch and insure such satellite, however, will require the consent of the Company’s lenders. Subject to restrictions contained in the credit facilities, the timing of when certain of these costs will be incurred is largely discretionary.

      At March 31, 2003, the Company had an accumulated deficit of $407 million. The Company has generated cash from operating activities of $32 million and $89 million for the three months ended March 31, 2003 and 2002, respectively. The Company believes its existing cash, as well as net cash provided by operating activities and the proceeds from certain asset sales will be adequate to meet its expected requirements through

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at least March 31, 2004. A substantial reduction in FSS revenues, the inability of SS/L to replace existing backlog with several new contract awards in 2003 at assumed terms or the failure to consummate certain of these asset sales, including the sale of approximately $60 million of certain long-term SS/L customer receivables as described in Note 8, would, however, impact the Company’s ability to meet its cash requirements, possibly in the near-term. In such event, the Company may seek to postpone its planned satellite construction and launch plans, which could impact the Company’s ability to achieve profitability. If the Company is unable to generate sufficient cash from its operating activities and asset sales to satisfy its debt service and operating requirements, the Company may be required to seek alternative financing or renegotiate its current financing agreements. There can be no assurance that the Company will be able to do so, especially in light of current market conditions.

Income Taxes

      Loral continues to record a 100% valuation allowance against its domestic net deferred tax asset under the criteria of SFAS No. 109, Accounting for Income Taxes. Therefore, no benefit was recorded on the domestic loss in the first quarter of 2003 while a provision was recorded on the domestic income in the first quarter of 2002.

Reclassifications

      Certain reclassifications have been made to conform prior year amounts to the current year’s presentation.

3.	Accounting for Stock Based Compensation

      In accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), an amendment of SFAS 123, presented below are the pro forma results as if the Company applied the fair value based method of accounting for stock-based employee compensation. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six to twelve months following vesting; stock volatility, 90%; risk free interest rate, 2.4% to 6.6% based on date of grant; and no dividends during the expected term. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The following table summarizes what the

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s pro forma net loss and pro forma loss per share would have been if the fair value method under SFAS 123 was used (in millions):

	Three Months Ended
	March 31,

	2003	2002

Reported loss before cumulative effect of change in accounting principle	$(48.2)	$(19.9)
Add: Total stock based compensation charged to operations under the intrinsic value method, net of taxes	—	0.6
Less: Total stock based employee compensation determined under the fair value method for all awards, net of taxes	(0.6)	(2.8)

Pro forma net loss before cumulative effect of change in accounting principle	(48.8)	(22.1)
Cumulative effect of change in accounting principle, net of taxes	—	(876.5)

Pro forma net loss	(48.8)	(898.6)
Preferred dividends	(3.4)	(12.0)

Pro forma net loss applicable to common shareholders	$(52.2)	$(910.6)

Reported basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.12)	$(0.09)
Pro forma basic and diluted loss per share before cumulative effect of change in accounting principle	(0.12)	(0.10)
Reported loss per share applicable to common shareholders	(0.12)	(2.69)
Pro forma loss per share applicable to common shareholders	(0.12)	(2.70)

4.	Comprehensive Loss

      The components of comprehensive loss are as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net loss	$(48,174)	$(896,360)
Cumulative translation adjustment	421	(244)
Unrealized gains on available-for-sale securities, net of taxes	10,421	6,494
Net increase in foreign currency exchange contracts	230	717
Reclassifications into revenue and cost of sales from other comprehensive income	642	(645)
Reclassifications into interest expense from other comprehensive income for anticipated transactions that are no longer probable	(445)	—

Comprehensive loss	$(36,905)	$(890,038)

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Contracts-in-Process

	March 31,	December 31,
	2003	2002

	(in thousands)
Amounts billed	$75,815	$63,737
Unbilled receivables	1,652	49,417

	$77,467	$113,154

      Unbilled amounts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed in accordance with the contract terms, typically upon shipment of the product, achievement of contractual milestones, or completion of the contract and, at such time, are reclassified to billed receivables.

6.	Investments in and Advances to Affiliates

      Investments in and advances to affiliates consist of (in thousands):

	March 31,	December 31,
	2003	2002

Satmex equity investments	$45,554	$50,761
XTAR equity investments	21,793	24,575
Globalstar:
Acquired notes and loans ($630 million principal and accrued interest)	20,107	20,107
Vendor financing ($250 million principal and accrued interest)	—	—

	$87,454	$95,443

      The Company accounts for its investment in Globalstar’s $500 million credit facility at fair value, with changes in the value (net of taxes) recorded as a component of other comprehensive loss.

      Equity in net losses of affiliates consists of (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Satmex, net of taxes	$(5,512)	$(7,596)
XTAR, net of taxes	(3,195)	(353)
Europe*Star, net of taxes	—	(6,115)
Globalstar and Globalstar service provider partnerships, net of taxes	204	(1,886)

	$(8,503)	$(15,950)

Satmex

      Satmex is currently arranging loans supported by export credit agencies to raise additional financing for its Satmex 6 satellite project. In April 2003, Coface, the French export credit agency, approved an application to support financing 85% of the cost of the launch services for the Satmex 6 satellite. Also in April 2003, the Export Import Bank of the United States (“Eximbank”), pursuant to a meeting of its Board of Directors, approved a commitment of the loan guaranty with respect to 85% of the eligible costs of the Satmex 6 project. These export loans, which are subject to negotiations of final documentation and satisfaction of conditions, and

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain additional financings, will be needed by Satmex to fund the Satmex 6 project. In order to complete the Eximbank and Coface financing, Satmex will have to repay, refinance or restructure its senior secured notes and extend the maturity of its fixed rate notes. If Satmex is unable to successfully conclude the export loans and this additional financing, the Company’s investment in Satmex of $46 million and receivables of $7 million at March 31, 2003 may be adversely affected.

Globalstar

      On March 14, 2003, Loral signed a term sheet with Globalstar, L.P. (“Globalstar”) and Globalstar’s official creditors committee to resolve certain issues related to Globalstar and Globalstar’s restructuring. On April 14, 2003, the Bankruptcy Court (“the Court”) approved this settlement. Among other things, the settlement, which is subject to definitive documentation and closing (as to which there can be no assurance), provided that Globalstar would grant to Loral, subject to certain conditions, a general release of all claims Globalstar might have against Loral; the parties would seek to provide Loral with one seat on the board of directors of reorganized Globalstar; approximately 50% of Loral’s unsecured claims against Globalstar would be allowed, or approximately $438 million; and the debt owed to Globalstar by three foreign service providers in which Loral has a substantial equity interest (Globalstar do Brasil, Globalstar de Mexico and GlobalTel), of an aggregate of $7.2 million would be eliminated. In consideration, Loral would transfer to Globalstar eight spare satellites ordered by Globalstar but not fully paid for; certain agreements that provided a joint venture in which Loral is a participant with exclusivity in marketing certain Globalstar services in the U.S. would be terminated, with a new joint venture formed between Globalstar and Loral to exclusively market Globalstar services to certain governmental agencies in the U.S.; the FCC license authorizing the Globalstar service, which in any event was being held by a joint venture in which Loral is a participant for the exclusive benefit of Globalstar, would be transferred to Globalstar; Loral’s equity interest in the Globalstar Canadian service provider would be transferred to Globalstar; a $10 million obligation of the Canadian service provider owed to Loral at December 31, 2002 would be reduced by $7.2 million and the remaining debt obligation would be converted from a demand note into a five-year term note; Loral’s unsecured claims against Globalstar would be reduced by approximately 50% or approximately $438 million; the unused prepayment ($2,260,000) on a Globalstar contract under which there is a stop work order would be returned to Globalstar by Loral; a $250,000 termination fee that may come due under that contract would be waived; Loral would cooperate toward a reorganization of Globalstar; and the Loral employees on Globalstar’s management committee would resign. Loral does not expect any material impact on its results of operations or financial position as a result of this settlement.

      On April 28, 2003, Globalstar and ICO Global Communications (Holdings) Limited (“ICO”) received Court approval for ICO to acquire a majority interest in a reorganized Globalstar. The Court approved the sale of Globalstar’s assets to a new company to be controlled by ICO in exchange for an investment of $55 million for which ICO will receive a 54% equity stake in the new operating company. Closing of the transaction is subject to regulatory approvals prior to any license transfers. The Court-approved sale supercedes an earlier proposal that had been made by Thermo Capital Partners. In addition to ICO’s 54% stake in the newly-formed company, the remaining equity will be distributed to Globalstar’s creditors, which include Loral (approximately 6%), Qualcomm Incorporated and holders of Globalstar bonds. Globalstar will file a plan of reorganization with the Court, and has stated that it expects to complete its Chapter 11 process later this year.

Europe*Star

      In the fourth quarter of 2002, the Company’s investment in Europe*Star Limited (“Europe*Star”) was reduced to zero. Accordingly, there is no longer any requirement for Loral to provide for its allocated share of Europe*Star’s net losses subsequent to December 31, 2002.

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Revenues	$15,690	$22,642
Investment income	294	294
Interest expense capitalized on development stage enterprise	428	127
Profits relating to affiliate transactions not eliminated	684	1,157
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(1,119)	(1,127)
Amortization of deferred credit and profits relating to investments in affiliates	261	(135)

      The following table presents summary statement of operations data of Loral’s affiliates Satmex and Europe*Star (in thousands):

	Three Months Ended March 31,

	2003		2002

	Satmex	Europe*Star	Satmex	Europe*Star

Statement of operations data:
Revenues	$20,803	$4,491	$22,609	$4,497
Operating (loss) income	(417)	(6,643)	1,175	(6,439)
Net loss	(6,409)	(17,630)	(7,653)	(14,101)
Net loss applicable to common shareholders	(6,786)		(8,030)
Net loss applicable to shareholders		(17,630)		(14,101)

	March 31, 2003		December 31, 2002

	Satmex	Europe*Star	Satmex	Europe*Star

Balance sheet data:
Current assets	$33,381	$2,501	$51,857	$2,320
Total assets	991,705	326,415	1,011,094	332,327
Current liabilities	21,015	89,879	31,036	86,976
Long-term debt	523,124	—	523,374	—
Long-term liabilities	85,300	852	88,005	4,088
Loans from partners’	—	275,266	—	263,215
Shareholders’ equity	362,266	—	368,677	—
Net partners’ deficit	—	(39,582)	—	(21,952)

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

      Other acquired intangible assets are included in other assets in the Company’s condensed consolidated balance sheets as follows (in millions):

	March 31, 2003		December 31, 2002

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Regulatory fees	$22.7	$(5.0)	$22.7	$(4.6)
Other intangibles	13.0	(8.8)	13.0	(8.4)

Total	$35.7	$(13.8)	$35.7	$(13.0)

      The weighted average remaining amortization period for regulatory fees was eight years and for other intangibles was two years, as of March 31, 2003.

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Total pre-tax amortization expense for other acquired intangible assets was $0.8 for both the three months ended March 31, 2003 and 2002. Annual pre-tax amortization expense for other acquired intangible assets for the five years ended December 31, 2007 is estimated to be as follows (in millions):

2003	$3.4
2004	3.3
2005	2.5
2006	1.4
2007	1.4

8.	Long Term Debt

	March 31,	December 31,
	2003	2002

	(in thousands)
Loral Orion 10.00% Senior notes due 2006:
Principal amount	$612,704	$612,704
Accrued interest (deferred gain on debt exchanges)	214,446	245,080
Loral Satellite term loan, 5.75% and 5.60% at March 31, 2003 and December 31, 2002, respectively	237,750	249,000
Loral Satellite revolving credit facility, 5.75% and 4.67% at March 31, 2003 and December 31, 2002, respectively	200,000	179,000
LSC term loan facility, 5.25% and 5.03% at March 31, 2003 and December 31, 2002, respectively	355,000	360,000
LSC revolving credit facility, 5.25% and 5.05% at March 31, 2003 and December 31, 2002, respectively	185,000	140,000
9.50% Senior notes due 2006	350,000	350,000
Export-import credit facility	6,434	6,434
Other	—	535
Non-recourse debt of Loral Orion:
11.25% Senior notes due 2007 (principal amount $37 million)	39,597	39,762
12.50% Senior discount notes due 2007 (principal amount at maturity and accreted principal amount $49 million)	53,727	53,982
Other	7,471	8,028

Total debt	2,262,129	2,244,525
Less, current maturities	146,774	131,898

	$2,115,355	$2,112,627

      On March 31, 2003, Loral entered into amendments of its Loral SpaceCom and Loral Satellite credit facilities which among other changes, amended its financial performance covenants. At March 31, 2003, the Company was in compliance with all of the covenants and conditions under its various lending and funding arrangements and believes that it will continue to meet these covenants and conditions through at least March 31, 2004, except that the Company was not in compliance with a requirement under the LSC and Loral Satellite credit facilities to hire a senior financial officer by May 15, 2003. The Company believes, however, that it will be able to comply with this requirement within the applicable grace period.

      Loral’s business plan assumes the receipt of approximately $60 million from the successful monetization of certain long-term SS/L customer receivables in 2003. While SS/L has reached an agreement in principle with the customer to effect such monetization, there is no assurance that this transaction will be consummated. In addition, one of SS/L’s subcontractors has filed a lawsuit raising certain objections relating to the

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect of the proposed transaction on the subcontractor. SS/ L and the subcontractor are in discussions to negotiate a mutually acceptable arrangement. SS/L believes, although there can be no assurance, that it will be able to resolve this matter. If SS/L and the subcontractor are unable to reach a resolution, the subcontractor will likely seek to enjoin the transaction. Also, the proposed transaction may be subject to the approval of SS/ L’s banks, which, if required, SS/ L believes it will be able to obtain. If Loral is unable to consummate this transaction on a timely basis, or the proceeds from such transaction are less than those assumed in the business plan, Loral’s ability to satisfy its covenants would be adversely affected. A substantial reduction in FSS revenues or the inability of SS/L to replace existing backlog with new contracts at assumed terms would also adversely impact Loral’s ability to satisfy its covenants. In addition, Loral’s ability to fund the 2004 interest payments on its 9.5% senior notes will depend on its ability to successfully execute its business plan, which includes further asset sales. There is no assurance that Loral will be able to do so. If Loral fails to pay interest on the 9.5% senior notes when due, this will, upon expiration of a 30-day cure period, constitute an event of default under Loral’s senior note indenture, which in turn would result in an event of default under the Loral SpaceCom and the Loral Satellite credit facilities. If the holders of the 9.5% senior notes, the lenders under the Loral SpaceCom credit facility or the lenders under the Loral Satellite credit facility were to accelerate their related debt following such event of default, an event of default would also occur with respect to Loral Orion’s 10% senior notes, which are guaranteed by Loral.

      Loral is likely to require and intends to seek further amendments to the Loral SpaceCom and Loral Satellite credit facilities to ensure compliance with financial performance covenants for periods after March 31, 2004. There can be no assurance that the lenders will consent to any such amendment. Because of the cross-default provisions set forth in the Loral SpaceCom and Loral Satellite credit facilities, a failure by Loral to meet any financial performance covenant set forth in either credit facility will result in an event of default under both the Loral SpaceCom and the Loral Satellite credit facilities. Moreover, if the lenders under either credit facility were to accelerate their outstanding loans, this would constitute an event of default under Loral’s 9.5% senior notes and Loral Orion’s 10% senior notes, which are guaranteed by Loral.

9.     Equity

      Under the New York Stock Exchange (“NYSE”) criteria for continued listing, the NYSE will normally give consideration to de-listing a company’s stock when the average closing price of the stock is less than $1.00 over a consecutive 30-trading day period. The average closing price of Loral common stock was less than $1.00 for 30 consecutive trading days, and, on August 22, 2002, the Company received notice from the NYSE that its stock price was below the NYSE’s price criteria. If Loral is unable to cure this deficiency, the Company’s common stock could be de-listed from the NYSE. De-listing of the Company’s common stock by the NYSE could result in a material adverse effect on the liquidity of the Company’s common shares, have an adverse effect on the trading value and impair the Company’s ability to raise funds in the capital markets. The NYSE has informed Loral that the price is the only criteria for listing that the Company does not currently meet. The Company has notified the NYSE of its intent to cure this deficiency. The NYSE rules provide a six-month period from receipt of the notice letter from the NYSE to cure this deficiency. In the event the actions the Company takes to cure this deficiency require shareholder approval, the six-month cure period will be extended until after the Company’s next annual shareholders’ meeting currently scheduled on May 29, 2003. The Company is seeking shareholder approval to implement a reverse stock split at its annual meeting, in order to, among other things, restore the Company’s compliance with NYSE share price requirements. The Company believes (although there can be no assurance) that it will be able to cure this deficiency within this time frame.

      The Company’s 6% Series C convertible redeemable preferred stock (“the Series C Preferred Stock”) and 6% Series D convertible redeemable preferred stock (“the Series D Preferred Stock”) have mandatory redemption dates in 2006 and 2007, respectively. The Company has the right to make mandatory redemption payments to the holders in either cash or common stock, or a combination of the two. Based upon the price of

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s common stock at March 31, 2003, the Company did not have available a sufficient number of authorized shares of its common stock to effect payment of the total mandatory redemptions in common stock in 2006 and 2007. Accordingly, as of March 31, 2003, the Company classified an aggregate of $140 million of its Series C Preferred Stock and Series D Preferred Stock outside the shareholders’ equity section of the balance sheet, based on the average of the volume weighted average daily price of the Company’s common stock as defined (approximately $0.33 per share at March 31, 2003). Had the volume weighted average daily price of the Company’s common stock as calculated been above $0.88 at March 31, 2003, none of the Company’s preferred stock would have been classified outside the shareholders’ equity section of the balance sheet. The exact number of shares of the Company’s common stock that may be issued on a mandatory redemption date cannot be determined at this time. That number will depend on a number of factors not known today, such as the price of the Company’s common stock and the number of shares of the Company’s preferred stock outstanding at that time. The Company is seeking shareholder approval at its next annual shareholders’ meeting currently scheduled on May 29, 2003 an increase to the authorized number of shares of its common stock from 750,000,000 to 1,250,000,000 which, based on the volume weighted average daily price of the Company’s common stock as defined at March 31, 2003 and May 13, 2003, would enable the Company to effect payment of the total mandatory redemptions in common stock. The amount, if any, of the Series C Preferred Stock and Series D Preferred Stock classified outside the shareholders’ equity section will vary in future periods depending on these factors.

      Loral completed an exchange offer for certain of its outstanding stock options on March 7, 2003. In connection with this exchange offer, Loral accepted and cancelled existing stock options to purchase an aggregate of 14,884,403 shares of common stock that were tendered in the exchange offer and agreed to grant, in exchange, new stock options to purchase an aggregate of 6,021,488 shares of common stock. The new options will be granted, subject to the terms and conditions of the exchange offer, on September 8, 2003, and will have an exercise price per share equal to the fair market value of the common stock on the date of grant.

      In August 2002, Loral’s board of directors approved a plan to suspend indefinitely the future payment of dividends on its two series of preferred stock. Accordingly, Loral has deferred the payments of quarterly dividends due on its Series C Preferred Stock and the payments of quarterly dividends due on its Series D Preferred Stock. Dividends on the two series continue to accrue. In the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the Series C Preferred Stock, holders of the majority of the outstanding Series C Preferred Stock will be entitled to elect two additional members to Loral’s board of directors. In the event accrued and unpaid dividends accumulate to an amount equal to six consecutive quarterly dividends on the Series D Preferred Stock, holders of the majority of the outstanding Series D Preferred will be entitled to elect two additional members to Loral’s board of directors. As of March 31, 2003, accrued and unpaid dividends of $9 million represented two quarterly dividend payments outstanding.

10.     Commitments and Contingencies

      The Company has deferred revenue and established warranty obligations relating to satellites sold to customers which could be impacted by future performance. A reconciliation of such deferred amounts for the three months ended March 31, 2003 is as follows (in millions):

Balance of deferred amounts at January 1, 2003	$14.1
Accruals for deferred amounts issued during the period	—
Accruals relating to pre-existing contracts (including changes in estimates)	(0.2)

Balance of deferred amounts at March 31, 2003	$13.9

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

      Thirteen of the satellites built by SS/L and launched since 1997, six of which are owned and operated by Loral’s subsidiaries or affiliates, have experienced minor losses of power from their solar arrays. Although to date, neither the Company nor any of the customers using the affected satellites have experienced any degradation in performance, there can be no assurance that one or more of the affected satellites will not experience additional power loss that could result in performance degradation, including loss of transponder capacity or reduction in power transmitted. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred and the number and type of use being made of transponders then in service. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities of the remaining transponders. A complete or partial loss of satellites could result in a loss of orbital incentive payments and, in the case of satellites owned by Loral subsidiaries and affiliates, a loss of revenues and profits. With respect to satellites under construction and construction of new satellites, based on its investigation of the matter, SS/L has identified and has implemented remediation measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, the Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

      In September 2001, the PAS 7 satellite built by SS/L for PanAmSat experienced an electrical power failure on its solar arrays that resulted in the loss of use of certain transponders on the satellite. As a result, PanAmSat has claimed that under its contract with SS/L it is entitled to be paid $16 million. SS/L disputes this claim and is in discussions with PanAmSat to resolve this matter. In addition, a Loral Skynet satellite has experienced a minor loss of power from its solar arrays, the cause of which may be similar to the cause of the PAS 7 anomaly. SS/ L believes, however, that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, SS/L does not believe that these anomalies will affect other on-orbit satellites built by SS/L. Also, the PAS 8 satellite has experienced minor losses of power from its solar arrays, the cause of which is unrelated to the loss of power on the PAS 7 satellite. PanAmSat has claimed that under its contract with SS/L it is entitled to be paid $7.5 million as a result of these minor power losses. SS/L disputes this claim. SS/L and PanAmSat are in discussions to resolve this matter.

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      SS/L has contracted to build a spot beam, Ka-band satellite for a customer planning to offer broadband data services directly to the consumer. SS/L had suspended work on this program since December 2001 while the customer and SS/L were in discussions to resolve a dispute under the contract. In March 2003, SS/L and the customer reached an agreement in principle to restart the satellite construction program. As of March 31, 2003, SS/L had billed and unbilled accounts receivable and vendor financing arrangements of $49 million including accrued interest with this customer. Under the agreement, which is subject to documentation in definitive amendments to their contract, the customer will pay the remainder of the purchase price under the contract of $68.1 million (including $49 million owed to SS/L at March 31, 2003) in installments over time, a portion of which will be due subsequent to completion of the satellite.

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

      On September 20, 2002, Loral entered into an agreement with APT pursuant to which Loral will purchase a 50% interest in the Telstar 18/ Apstar V satellite, a satellite under construction by SS/L for APT. Loral’s aggregate purchase price for its 50% interest in the satellite is $115.1 million, representing 50% of the estimated project cost of constructing, launching and insuring the Telstar 18/ Apstar V satellite, which purchase price will be adjusted if the actual project cost is greater or less than $230.2 million. Pursuant to Loral’s agreement with APT, Loral will pay one-half of the purchase price prior to launch for 13.5 transponders on the satellite, a portion of which will be funded by existing launch vehicle deposits. The corresponding cumulative costs relating to these transponders have been reflected as satellites under construction on Loral’s condensed consolidated balance sheet as of December 31, 2002. Subject to certain acceleration rights on the part of Loral, the remainder of the purchase price for the second 13.5 transponders will be paid by Loral as follows: on the second anniversary of the satellite’s in-service date, $10.66 million for 2.5 additional transponders; on the third anniversary of the satellite’s in-service date, $12.79 million for three additional transponders; and on each of the fourth and fifth anniversaries of the satellite’s in-service date, $17.05 million for four additional transponders. Title to these transponders will pass to Loral upon its payments thereon. This agreement results in a proportionate amount of the Telstar 18/ Apstar V satellite becoming a self-constructed asset in Loral’s condensed consolidated financial statements. Amounts attributable to the transponders to be acquired from APT in the future of $24 million are being treated for accounting purposes as a repurchase obligation based on the present value of such obligations and are included in satellites under construction and long-term liabilities on Loral’s condensed consolidated balance sheet as of March 31, 2003. As a result of finalizing the Telstar 18/ Apstar V launch arrangements in March 2003, Loral agreed to take two fewer transponders without any corresponding change to the transponder cost borne by each of the parties. Loral and APT are in the process of finalizing the definitive documents to reflect this change.

      Sirius, a customer of SS/L, is currently in the process of rolling out its business. On March 7, 2003, Sirius completed its recapitalization plan and received $200 million in cash from third party investors and exchanged approximately $636 million of its debt and all of its $525 million of preferred stock into common stock. As part of this recapitalization, SS/L converted all of its vendor financing receivables of approximately $76 million into 58,964,981 shares of common stock of Sirius. In the first quarter of 2003, SS/L recorded a

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charge on the vendor financing receivables due from Sirius of $10 million, representing the difference between the carrying value of SS/L’s receivables of $38 million and the value of the common shares received by SS/L based on the trading price of Sirius’s common stock on March 7, 2003 of $28 million. The increase in the value of Sirius’ common stock from March 7, 2003 to March 31, 2003, of $10 million has been recorded as an adjustment to accumulated other comprehensive income (loss) in the condensed consolidated balance sheet as of March 31, 2003. During the quarter ended March 31, 2003, SS/L realized net proceeds of $9.7 million from the sale of a portion of its Sirius common stock and gains on such sales of $1.1 million and as of March 31, 2003, the market value of its remaining Sirius common stock was $30 million. The Sirius stock is classified in other current assets at March 31, 2003, due to the Company’s intent to sell all of the Sirius common stock within the next year. At December 31, 2002, the receivables from Sirius were classified as short-term vendor financing receivables.

      SS/L has entered into several long-term launch services agreements with various launch providers to secure future launches for its customers, including Loral and its affiliates. Through the assignment of satellites to launch vehicles and refunds, SS/L has reduced its launch deposits by $87 million from December 31, 2001 through March 31, 2003. Nonetheless, SS/L may, as a result of current market conditions, cancel some of the launchers to which it has committed. SS/L had launch services agreements with International Launch Services (“ILS”) which covered three launches. In November 2002, SS/L terminated one of those future launches, which had a termination liability equal to SS/L’s deposit of $5 million. Subsequently, SS/L received a letter from ILS alleging SS/L’s breach of the agreements, purporting to terminate all three launches and asserting a right to retain $42.5 million in deposits, without prejudice to any other legal claims or remedies. Despite ILS’s termination of all three launches, to protect its interest SS/L also terminated a second launch, which had a termination liability equal to its deposit of $5 million, and SS/L recognized a non-cash charge to earnings of $10 million in the fourth quarter of 2002 with respect to the two terminated launches. SS/L believes that ILS’s claims are without merit and intends to defend against them vigorously and to seek recovery of its deposits and termination liabilities. The Company does not believe that this matter will have a material adverse effect on its consolidated financial position and its results of operations, although no assurances can be provided.

      While the Company has in the past, consistent with industry practice and the requirements in the Company’s debt agreements, typically obtained in-orbit insurance for its satellites, the Company cannot guarantee that, upon a policy’s expiration, the Company will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. Telstar 10/Apstar IIR, manufactured by SS/L and owned by Loral Orion, Inc. (“Loral Orion”) has the same solar array configuration as two other 1300 class satellites manufactured by SS/L that have experienced solar array failures. SS/L believes that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, the Company does not believe that these anomalies will affect Telstar 10/Apstar IIR. The insurance coverage for Telstar 10/Apstar IIR provides for coverage of losses due to solar array failures only in the event of a capacity loss of 75% or more. Some of Loral Orion’s bondholders have questioned whether this limitation is in compliance with the insurance covenant in the Loral Orion indenture. Management believes that Loral Orion is in compliance with the covenant as properly interpreted. If, however, Loral Orion’s bondholders were to give notice of a default under the indenture because of such limitations, and a court ruled against Loral Orion on this matter, the maturity of Loral Orion’s 10% senior notes could be accelerated, and the bondholders could be able to call on the Company’s guarantee of Loral Orion’s senior notes. Four other satellites owned by Loral Skynet and Loral Orion have the same solar array configuration as Telstar 10/ Apstar IIR. There can be no assurance that the insurers will not require either exclusions of, or similar limitations on, coverage due to solar array failures in connection with renewals of insurance for these satellites in 2003 and 2004. An uninsured loss of a satellite would have a material adverse effect on the Company’s consolidated financial position and its results of operations. Moreover, the Company is required under the terms of its bank facilities to use the

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insurance proceeds from any launch or in-orbit failure of a satellite owned by Loral SpaceCom or Loral Satellite to prepay the bank loans, and as a result, these insurance proceeds would not be available to Loral to build a replacement for the lost satellite, which would result in an adverse effect on its future revenue.

      Loral Skynet has an application pending with the FCC for authorization to use the C-Band frequency at 121 degrees W.L. in the U.S. using a non-U.S. ITU filing. Telstar 13, which is currently under construction, is scheduled for launch into this orbital slot. New Skies Satellites has asserted that its non-U.S. ITU filing at 120.8 degrees W.L. has date priority over Loral Skynet’s ITU filing and has filed comments with the FCC seeking to impose conditions on Loral Skynet’s use of the 121 degrees W.L. slot. Loral Skynet has opposed New Skies’ comments. Loral Skynet is continuing its international coordination of the 121 degrees W.L. slot. There can be no assurance, however, that coordination discussions will be successful or that the FCC will grant Loral Skynet’s application or grant the application without adding conditions that may constrain Loral Skynet’s operations at the 121 degrees W.L. slot.

      On October 21, 2002, National Telecom of India Ltd. (“Natelco”) filed suit against Loral and Loral CyberStar in the United States District Court for the Southern District of New York. The suit relates to a joint venture agreement entered into in 1998 between Natelco and ONS Mauritius, Ltd., a Loral Orion subsidiary, the effectiveness of which was subject to express conditions precedent. In 1999, ONS Mauritius had notified Natelco that Natelco had failed to satisfy those conditions precedent. In Natelco’s amended complaint filed in March 2003, Natelco has alleged wrongful termination of the joint venture agreement, has asserted claims for breach of contract and fraud in the inducement and is seeking damages and expenses in the amount of $97 million. Loral believes that the claims are without merit and intends to vigorously defend against them.

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

     Globalstar Related Matters.

      On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited (“GTL”) and Globalstar against GTL, Loral, Bernard L. Schwartz and other defendants were consolidated into one action titled In re: Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation, Loral and Bernard L. Schwartz alleging (a) that all defendants (except Loral) violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar’s business and prospects, (b) that defendants Loral and Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of Globalstar, (c) that defendants GTL and Schwartz are liable under Section 11 of the Securities Act of 1933 (the “Securities Act”) for untrue statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Loral and Schwartz are secondarily liable under Section 15 of the Securities Act for GTL’s primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related or affiliated

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

therewith. Loral and Mr. Schwartz have filed a motion to dismiss the amended complaint in its entirety as to Loral and Mr. Schwartz, which motion is pending before the court. Loral believes that it has meritorious defenses to this class action lawsuit and intends to pursue them vigorously.

      On March 2, 2002, the seven separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of common stock of Loral Space & Communications Ltd. (“Loral”) against Loral, Bernard L. Schwartz and Richard Townsend were consolidated into one action titled In re: Loral Space & Communications Ltd. Securities Litigation. On May 6, 2002, plaintiffs in the consolidated action filed a consolidated amended class action complaint alleging (a) that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by making material misstatements or failing to state material facts about Loral’s financial condition and its investment in Globalstar and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related or affiliated therewith. Loral and Messrs. Schwartz and Townsend have filed a motion to dismiss the complaint in its entirety. At oral argument on the motion on May 9, 2003, the Court indicated its intent to dismiss the complaint but gave the plaintiffs thirty days to amend their complaint to state a cause of action. In the interim, the Court denied the motion without prejudice to its renewal. In addition, the insurers under Loral’s directors and officers liability insurance policy have denied coverage for the case filed by Loral shareholders under the policy and, on March 24, 2003, filed a lawsuit in the Supreme Court of New York county seeking a declaratory judgment upholding their coverage position. Loral believes that the insurers have wrongfully denied coverage and intends to defend against the denial vigorously.

      Loral holds debt obligations from Globalstar (see Note 6). In other situations in the past, challenges have been initiated seeking subordination or recharacterization of debt held by an affiliate of an issuer. While Loral knows of no reason why such a claim would prevail with respect to the debt Loral holds in Globalstar, there can be no assurance that such claims will not be made in Globalstar’s bankruptcy proceeding. If such claims were to prove successful, it will jeopardize the amount of equity interest Loral will ultimately receive in the new Globalstar company. Moreover, actions may be initiated in Globalstar’s bankruptcy proceeding seeking to characterize payments previously made by Globalstar to Loral prior to the filing date as preferential payments subject to repayment. Loral may also find itself subject to other claims brought by Globalstar creditors and securities holders, who may seek to impose liabilities on Loral as a result of its relationship with Globalstar. For instance, Globalstar’s creditors may seek to pierce the corporate veil in an attempt to recover Globalstar obligations owed to them that are recourse to Loral’s subsidiaries, which are general partners in Globalstar and have filed for bankruptcy protection. Globalstar’s cumulative partners’ deficit at March 31, 2003, was $3.2 billion.

      In May 2000, Globalstar finalized $500 million of vendor financing arrangements with Qualcomm. The original terms of this vendor financing provided for interest at 6%, a maturity date of August 15, 2003 and required repayment pro rata with the term loans due to Loral under Globalstar’s $500 million credit facility. As of December 31, 2002, $623 million was outstanding under this facility (including $123 million of capitalized interest). Loral has agreed that if the principal amount outstanding under the Qualcomm vendor financing facility exceeds the principal amount due Loral under Globalstar’s $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As of March 31, 2003, Loral had no obligation under the guarantee.

11.     Loss Per Share

      Basic loss per share is computed based upon the weighted average number of shares of common stock outstanding. For the three months ended March 31, 2003 and 2002, diluted loss per share excludes the

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumed conversion of the Company’s outstanding Series C Preferred Stock and the Series D Preferred Stock into shares of common stock, as their effect would have been antidilutive. For the three months ended March 31, 2003 and 2002, weighted options equating to zero shares and approximately 1.5 million shares of common stock, respectively, as calculated using the treasury stock method, were excluded from the calculation of diluted loss per share, as the effect would have been antidilutive.

      The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,

	2003	2002

Numerator:
Loss before cumulative effect of change in accounting principle	$(48,174)	$(19,860)
Cumulative effect of change in accounting principle, net of taxes	—	(876,500)

Net loss	(48,174)	(896,360)
Preferred dividends	(3,360)	(11,963)

Numerator for basic and diluted loss per share — net loss applicable to common shareholders	$(51,534)	$(908,323)

Denominator for basic and diluted loss per share:
Weighted average shares of common stock	432,126	337,052

Basic and diluted loss per share:
Before cumulative effect of change in accounting principle	$(0.12)	$(0.09)
Cumulative effect of change in accounting principle	—	(2.60)

Loss per share	$(0.12)	$(2.69)

12.     Segments

      Loral is organized into two operating businesses: fixed satellite services and satellite manufacturing and technology (see Note 1).

      In evaluating financial performance, management uses revenues and operating income (loss) before depreciation and amortization, including amortization of unearned stock compensation (“EBITDA”) as the measure of a segment’s profit or loss. Intersegment revenues primarily consist of satellites under construction by SS/L for fixed satellite services and the leasing of transponder capacity by SS/L from fixed satellite services. In the first quarter of 2003, management changed its basis of evaluating and reporting the financial performance of the satellite manufacturing and technology segment to conform it to U.S. generally accepted accounting principles for commercial contracts and has restated the information for 2002 accordingly. Previously the segment was evaluated and reported by management in accordance with accounting principles applicable to government contracts whereby all costs incurred, including general and administrative costs were allocated to customer programs.

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized financial information concerning the reportable segments is as follows (in millions):

Three Months Ended March 31, 2003

		Satellite
	Fixed	Manufacturing
	Satellite	and
	Services	Technology	Corporate(1)	Total

Revenues and EBITDA:
Revenues from external customers(2)	$83.9	$115.0		$198.9
Intersegment revenues	1.1	16.5		17.6

Operating segment revenues	$85.0	$131.5		216.5

Eliminations(3)				(18.3)

Operating revenues as reported				$198.2

Segment EBITDA before eliminations(4)	$42.5	$(12.5)	$(9.1)	$20.9

Eliminations(3)				(5.1)

EBITDA(4)				15.8
Depreciation and amortization(5)(6)				(44.8)

Operating loss				$(29.0)

Other Data:
Depreciation and amortization(5)(6)	$37.9	$6.7	$0.2	$44.8

Total assets(6)	$1,876.9	$638.8	$137.9	$2,653.6

(1)	Represents corporate expenses incurred in support of the Company’s operations.

(2)	Includes revenues from affiliates of $15.7 million and $22.6 million for the three months ended March 31, 2003 and 2002, respectively.

(3)	Represents the elimination of intercompany sales and EBITDA, primarily for satellites under construction by SS/ L for wholly owned subsidiaries.

(4)	EBITDA (which is equivalent to operating income (loss) before depreciation and amortization, including amortization of unearned stock compensation) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral’s operating results. EBITDA is not an alternative to net income as an indicator of a company’s operating performance, or cash flow from operations as a measure of a company’s liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

(5)	Includes amortization of unearned stock compensation charges.

(6)	Amounts are presented after the elimination of intercompany profit.

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended March 31, 2002

		Satellite
	Fixed	Manufacturing
	Satellite	and
	Services	Technology	Corporate(1)	Total

Revenues and EBITDA:
Revenues from external customers(2)	$109.4	$198.5		$307.9
Intersegment revenues	1.1	44.1		45.2

Operating segment revenues	$110.5	$242.6		353.1

Eliminations(3)				(44.9)

Operating revenues as reported				$308.2

Segment EBITDA before eliminations(4)	$65.9	$11.4	$(8.7)	$68.6

Eliminations(3)				(6.8)

EBITDA(4)				61.8
Depreciation and amortization(5)(6)				(47.1)

Operating income				$14.7

Other Data:
Depreciation and amortization(5)(6)	$39.9	$7.0	$0.2	$47.1

13.     New Accounting Pronouncements

SFAS 143

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt SFAS 143 on January 1, 2003. The Company has determined that there was no effect on its consolidated financial position or results of operations upon the adoption of SFAS 143 on January 1, 2003.

FIN 45

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of 2002. The Company adopted the recognition provisions of FIN 45 on January 1, 2003 and determined that there was no effect on its consolidated financial position or results of operations.

LORAL SPACE & COMMUNICATIONS LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIN 46

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the provisions of FIN 46.

SFAS 149

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated in the statement for hedging relationships designated after June 30, 2003. The Company is currently evaluating the provisions of SFAS 149.

14.     Financial Information for Subsidiary Issuer and Guarantor and Non-Guarantor Subsidiaries

      Loral is a holding company (the “Parent Company”), which is the ultimate parent of all Loral subsidiaries. The senior notes of Loral Orion (the “Subsidiary Issuer”), Loral’s wholly-owned subsidiary, are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and several of Loral Orion’s wholly-owned subsidiaries (the “Guarantor Subsidiaries”).

      Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the other wholly-owned subsidiaries (the “Non-Guarantor Subsidiaries”) of Loral Orion as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting. The Company’s significant transactions with its subsidiaries, other than the investment account and related equity in net loss of unconsolidated subsidiaries, are intercompany payables and receivables between its subsidiaries resulting primarily from the funding of the construction of satellites for the fixed satellite services segment.

LORAL SPACE & COMMUNICATIONS LTD & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2003
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$2,556	$18,662	$—	$80,283	$—	$101,501
Accounts receivable, net	—	9,327	121	22,118	—	31,566
Contracts-in-process	—	—	—	77,467	—	77,467
Inventories	—	—	—	96,339	—	96,339
Other current assets	206	6,370	6,224	57,956	(911)	69,845

Total current assets	2,762	34,359	6,345	334,163	(911)	376,718
Property, plant and equipment, net	—	308,533	199,447	1,395,742	(21,190)	1,882,532
Long-term receivables	—	—	—	164,051	—	164,051
Notes receivable (payable) unconsolidated subsidiaries	140,216	(33,126)	—	(107,090)	—	—
Due to (from) unconsolidated subsidiaries	40,855	(108,741)	118,025	(12,923)	(37,216)	—
Investments in unconsolidated subsidiaries	(44,436)	306,398	(271,698)	(1,653,339)	1,663,075	—
Investments in and advances to affiliates	16,006	—	—	71,448	—	87,454
Deposits	—	—	—	58,250	—	58,250
Other assets	2,934	15,439	666	65,583	—	84,622

Total assets	$158,337	$522,862	$52,785	$315,885	$1,603,758	$2,653,627

Current liabilities:
Current portion of long-term debt	$—	$64,628	$—	$82,146	$—	$146,774
Accounts payable	1,327	224	963	61,185	—	63,699
Accrued employment costs	—	—	—	42,173	—	42,173
Customer advances	—	1,453	248	80,017	—	81,718
Accrued interest and preferred dividends	15,887	5,166	—	8,271	—	29,324
Income taxes payable	8,123	—	—	30,841	(1,419)	37,545
Other current liabilities	—	—	41	51,965	—	52,006

Total current liabilities	25,337	71,471	1,252	356,598	(1,419)	453,239
Pension and other postretirement liabilities	—	—	—	126,813	—	126,813
Long-term liabilities	50,240	7,624	12,523	172,090	(33,206)	209,271
Long-term debt	350,000	863,317	—	902,038	—	2,115,355
Minority interest	—	—	—	16,189	—	16,189
6% Series C convertible redeemable preferred stock	116,901	—	—	—	—	116,901
6% Series D convertible redeemable preferred stock	22,913	—	—	—	—	22,913
Shareholders’ (deficit) equity:
6% Series C convertible redeemable preferred stock	67,852	—	—	—	—	67,852
6% Series D convertible redeemable preferred stock	12,711	—	—	—	—	12,711
Common stock, par value $.01	4,356	—	—	—	—	4,356
Paid-in capital	3,391,220	604,166	—	—	(604,166)	3,391,220
Treasury stock, at cost	(3,360)	—	—	—	—	(3,360)
Unearned compensation	(228)	—	—	—	—	(228)
Retained (deficit) earnings	(3,833,641)	(1,023,716)	39,010	(1,257,843)	2,242,549	(3,833,641)
Accumulated other comprehensive income	(45,964)	—	—	—	—	(45,964)

Total shareholders’ (deficit) equity	(407,054)	(419,550)	39,010	(1,257,843)	1,638,383	(407,054)

Total liabilities and shareholders’ (deficit) equity	$158,337	$522,862	$52,785	$315,885	$1,603,758	$2,653,627

LORAL SPACE & COMMUNICATIONS LTD & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2003
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues from satellite sales	$—	$—	$—	$118,893	$(3,856)	$115,037
Revenues from satellite services	—	23,075	10,937	60,846	(11,662)	83,196
Management fee from parent	—	—	—	—	—	—

Total revenues	—	23,075	10,937	179,739	(15,518)	198,233
Costs of satellite sales	—	—	—	133,273	(3,137)	130,136
Costs of satellite services	—	24,602	7,883	39,581	(10,900)	61,166
Selling, general and administrative expenses	1,422	3,976	274	30,258	—	35,930

Operating income (loss)	(1,422)	(5,503)	2,780	(23,373)	(1,481)	(28,999)
Interest and investment income	5,547	37	—	7,822	(6,360)	7,046
Interest expense	(10,917)	(2,920)	—	(9,977)	7,010	(16,804)
Gain on investment	1,107	—	—	—	—	1,107

(Loss) income before income taxes, equity in net losses of unconsolidated subsidiaries and affiliates, minority interest	(5,685)	(8,386)	2,780	(25,528)	(831)	(37,650)
Income tax benefit (provision)	(1,663)	(192)	(972)	(371)	1,216	(1,982)

(Loss) income before equity in net losses of unconsolidated subsidiaries and affiliates, minority interest	(7,348)	(8,578)	1,808	(25,899)	385	(39,632)
Equity in net income (losses) of unconsolidated subsidiaries, net of taxes	(35,520)	1,808	—	—	33,712	—
Equity in net (losses) of affiliates	(5,306)	—	—	(3,197)	—	(8,503)
Minority interest	—	—	—	(39)	—	(39)

Net (loss) income	$(48,174)	$(6,770)	$1,808	$(29,135)	$34,097	$(48,174)

LORAL SPACE & COMMUNICATIONS LTD & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2003
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net (loss) income	$(48,174)	$(6,770)	$1,808	$(29,135)	$34,097	$(48,174)
Non-cash items:
Equity in net losses of affiliates	5,306	—	—	3,197	—	8,503
Minority interest	—	—	—	39	—	39
Equity in net losses of unconsolidated subsidiaries	35,520	(1,808)	—	—	(33,712)	—
Deferred taxes	1,663	—	1,150	65	(1,215)	1,663
Depreciation and amortization	14	13,569	5,254	25,980	—	44,817
Charge on vendor financing receivables	—	—	—	10,008	—	10,008
Provisions for bad debts	—	2,146	(11)	1,828	—	3,963
Gain on investments	—	—	—	(1,107)	—	(1,107)
Non-cash interest (income) expense	—	1,165	—	(1,585)	—	(420)
Changes in operating assets and liabilities:
Accounts receivable, net	—	(3,996)	28	(2,668)	—	(6,636)
Contracts-in-process	—	—	—	36,656	—	36,656
Inventories	—	—	—	(606)	—	(606)
Long-term receivables	—	—	—	(860)	—	(860)
Due (to) from unconsolidated subsidiaries	710	5,713	(10,109)	(230)	3,916	—
Other current assets and other assets	874	757	2,389	8,322	—	12,342
Accounts payable	—	(3,532)	(232)	9,108	—	5,344
Accrued expenses and other current liabilities	(9,389)	—	—	7,923	—	(1,466)
Customer advances	—	1,243	(277)	(33,328)	—	(32,362)
Income taxes payable	—	—	—	(391)	—	(391)
Pension and other postretirement liabilities	—	—	—	2,620	—	2,620
Long-term liabilities	—	—	—	(2,737)	—	(2,737)
Other	—	—	—	419	—	419

Net cash provided by (used in) operating activities	(13,476)	8,487	—	33,518	3,086	31,615

Investing activities:
Capital expenditures	—	(1,599)	—	(18,555)	(3,086)	(23,240)
Investments in and advances to unconsolidated subsidiaries	195	—	—	(195)	—	—
Investments in and advances to affiliates	—	—	—	(514)	—	(514)
Proceeds from the sales of investment	—	—	—	9,704	—	9,704

Net cash used in investing activities	195	(1,599)	—	(9,560)	(3,086)	(14,050)

Financing activities:
Borrowings under revolving credit facilities	—	—	—	66,000	—	66,000
Repayments under term loans	—	—	—	(16,250)	—	(16,250)
Interest payments on 10% senior notes	—	(30,634)	—	—	—	(30,634)
Payment of bank amendment costs	—	—	—	(2,183)	—	(2,183)
Repayments of other long-term obligations	—	(556)	—	(534)	—	(1,090)
Note receivable from unconsolidated affiliate	17,284	—	—	(17,284)	—	—
Proceeds from stock issuances	2,157	—	—	—	—	2,157

Net cash provided by (used in) financing activities	19,441	(31,190)	—	29,749	—	18,000

Increase (decrease) in cash and cash equivalents	6,160	(24,302)	—	53,707	—	35,565
Cash and cash equivalents — beginning of period	1,514	42,964	—	21,458	—	65,936

Cash and cash equivalents — end of period	$7,674	$18,662	$—	$75,165	$—	$101,501

LORAL SPACE & COMMUNICATIONS LTD & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$1,514	$42,964	$—	$21,458	$—	$65,936
Accounts receivable, net	—	7,477	138	21,278	—	28,893
Contracts-in-process	—	—	—	113,154	—	113,154
Vendor financing receivable	—	—	—	38,016	—	38,016
Inventories	—	—	—	95,733	—	95,733
Other current assets	823	5,540	8,584	34,659	(911)	48,695

Total current assets	2,337	55,981	8,722	324,298	(911)	390,427
Property, plant and equipment, net	—	319,998	204,701	1,396,920	(24,276)	1,897,343
Long-term receivables	—	—	—	163,191	—	163,191
Notes receivable (payable) unconsolidated subsidiaries	157,500	(31,540)	—	(125,960)	—	—
Due to (from) unconsolidated subsidiaries	36,448	(97,652)	107,917	(13,413)	(33,300)	—
Investments in unconsolidated subsidiaries	(20,185)	304,590	(271,698)	(1,642,070)	1,629,363	—
Investments in and advances to affiliates	21,507	—	—	73,936	—	95,443
Deposits	—	—	—	58,250	—	58,250
Deferred tax assets	—	—	—	—	—	—
Other assets	3,191	16,622	696	67,639	—	88,148

Total assets	$200,798	$567,999	$50,338	$302,791	$1,570,876	$2,692,802

Current liabilities:
Current portion of long-term debt	$—	$64,727	$—	$67,171	$—	$131,898
Accounts payable	2,404	1,194	1,193	53,532	—	58,323
Accrued employment costs	—	—	—	34,531	—	34,531
Customer advances	—	1,208	521	112,351	—	114,080
Accrued interest and preferred dividends	20,840	4,700	—	11,830	—	37,370
Income taxes payable	8,123	—	—	31,232	(1,419)	37,936
Other current liabilities	—	1,968	35	45,002	—	47,005

Total current liabilities	31,367	73,797	1,749	355,649	(1,419)	461,143
Pension and other postretirement liabilities	—	—	—	124,193	—	124,193
Long-term liabilities	48,577	7,743	11,387	172,119	(31,991)	207,835
Long-term debt	350,000	894,829	—	867,798	—	2,112,627
Minority interest	—	—	—	16,150	—	16,150
6% Series C convertible redeemable preferred stock	104,582	—	—	—	—	104,582
6% Series D convertible redeemable preferred stock	20,499	—	—	—	—	20,499
Shareholders’ (deficit) equity:
6% Series C convertible redeemable preferred stock	80,171	—	—	—	—	80,171
6% Series D convertible redeemable preferred stock	15,125	—	—	—	—	15,125
Common stock, par value $.01	4,293	—	—	—	—	4,293
Paid-in capital	3,389,035	604,166	—	—	(604,166)	3,389,035
Treasury stock, at cost	(3,360)	—	—	—	—	(3,360)
Unearned compensation	(151)	—	—	—	—	(151)
Retained (deficit) earnings	(3,782,107)	(1,012,536)	37,202	(1,233,118)	2,208,452	(3,782,107)
Accumulated other comprehensive loss	(57,233)	—	—	—	—	(57,233)

Total shareholders’ (deficit) equity	(354,227)	(408,370)	37,202	(1,233,118)	1,604,286	(354,227)

Total liabilities and shareholders’ (deficit) equity	$200,798	$567,999	$50,338	$302,791	$1,570,876	$2,692,802

LORAL SPACE & COMMUNICATIONS LTD & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2002
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues from satellite sales	$—	$—	$—	$198,471	$—	$198,471
Revenues from satellite services	—	26,836	12,892	84,738	(14,761)	109,705
Management fee from parent	—	—	—	291	(291)	—

Total revenues	—	26,836	12,892	283,500	(15,052)	308,176
Costs of satellite sales	—	—	—	186,428	—	186,428
Costs of satellite services	—	25,775	7,098	47,126	(13,703)	66,296
Selling, general and administrative expenses	19	2,704	404	37,915	(295)	40,747
Management fee expense	291	—	—	—	(291)	—

Operating income (loss)	(310)	(1,643)	5,390	12,031	(763)	14,705
Interest and investment income	5,230	220	—	7,405	(7,446)	5,409
Interest expense	(9,847)	(3,258)	—	(13,598)	8,133	(18,570)

(Loss) income before income taxes, equity in net losses of unconsolidated subsidiaries and affiliates, minority interest and cumulative effect of change in accounting principle	(4,927)	(4,681)	5,390	5,838	(76)	1,544
Income tax (provision) benefit	(1,549)	3,412	(1,857)	(3,718)	(1,816)	(5,528)

(Loss) income before equity in net losses of unconsolidated subsidiaries and affiliates, minority interest and cumulative effect of change in accounting principle	(6,476)	(1,269)	3,533	2,120	(1,892)	(3,984)
Equity in net (losses) income of unconsolidated subsidiaries, net of taxes	(874,287)	3,533	—	—	870,754	—
Equity in net losses of affiliates, net of taxes	(15,597)	—	—	(353)	—	(15,950)
Minority interest, net of taxes	—	—	—	74	—	74

Loss before cumulative effect of change in accounting principle	(896,360)	2,264	3,533	1,841	868,862	(19,860)
Cumulative effect of change in accounting principle		(562,201)	—	(314,299)	—	(876,500)

Net (loss) income	$(896,360)	$(559,937)	$3,533	$(312,458)	$868,862	$(896,360)

LORAL SPACE & COMMUNICATIONS LTD & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2002
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net (loss) income	$(896,360)	$(559,937)	$3,533	$(312,458)	$868,862	$(896,360)
Non-cash items:
Equity in net losses of affiliates, net of taxes	15,597	—	—	353	—	15,950
Minority interest, net of taxes	—	—	—	(74)	—	(74)
Cumulative effect of change in accounting principle, net of taxes	—	562,201	—	314,299	—	876,500
Equity in net losses of unconsolidated subsidiaries, net of taxes	874,287	(3,533)	—	(870,754)	—	—
Deferred taxes	1,536	—	752	2,842	(1,620)	3,510
Non-cash interest expense	—	(141)	—	—	—	(141)
Depreciation and amortization	—	13,570	5,253	28,243	—	47,066
Provisions for inventory obsolescence	—	—	—	3,013	—	3,013
Provisions for bad debts	—	434	192	361	—	987
Changes in operating assets and liabilities:
Accounts receivable, net	—	2,513	(1,822)	(4,754)	—	(4,063)
Contracts-in-process	—	—	—	11,649	—	11,649
Inventories	—	—	—	(8,351)	—	(8,351)
Long-term receivables	—	—	—	(4,416)	—	(4,416)
Deposits	—	—	—	(5,800)	—	(5,800)
Other current assets	165	817	800	3,164	—	4,946
Due to (from) unconsolidated subsidiaries	(4,300)	6,463	(9,838)	335	7,340	—
Other assets	290	(1,089)	—	7,379	—	6,580
Accounts payable	(277)	(2,170)	—	14,805	—	12,358
Accrued expenses and other current liabilities	(8,312)	247	—	7,214	—	(851)
Customer advances		(487)	—	28,602	—	28,115
Income taxes payable	13	—	—	1,163	—	1,176
Pension and other postretirement liabilities	—	—	—	2,213	—	2,213
Long-term liabilities	—	(1,686)	1,130	(4,751)	—	(5,307)
Other	(166)	—	—	(11)	—	(177)

Net cash provided by (used in) operating activities	(17,527)	17,202	—	(785,734)	874,582	88,523

Investing activities:
Investments in and advances to affiliates	(1,557)	—	—	866,230	(874,287)	(9,614)
Investments in and advances to unconsolidated affiliates	172	—	—	(172)	—	—
Capital expenditures	—	—	—	(50,740)	(295)	(51,035)

Net cash used in investing activities	(1,385)	—	—	815,318	(874,582)	(60,649)

Financing activities:
Borrowings under revolving credit facilities	—	—	—	2,000	—	2,000
Repayments under term loans	—	—	—	(16,250)	—	(16,250)
Repayments under revolving credit facilities	—	—	—	(56,000)	—	(56,000)
Repayments of other long-term obligations	—	(324)	—	(6)	—	(330)
Proceeds from other stock issuances	2,857	—	—	—	—	2,857
Preferred dividends	(11,963)	—	—	—	—	(11,963)

Net cash (used in) financing activities	(9,106)	(324)	—	(70,256)	—	(79,686)

(Decrease) increase in cash and cash equivalents	(28,018)	16,878	—	(40,672)	—	(51,812)
Cash and cash equivalents—beginning of period	46,068	19,399	—	94,482	—	159,949

Cash and cash equivalents—end of period	$18,050	$36,277	$—	$53,810	$—	$108,137

LORAL SPACE & COMMUNICATIONS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      Except for the historical information contained herein, the matters discussed in the following Management’s Discussion and Analysis of Results of Operations and Financial Condition of Loral Space & Communications Ltd. and its subsidiaries (“Loral” or the “Company”) are not historical facts, but are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, the Company or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of the Company. These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” “anticipates,” “estimates,” “project,” “intend,” or “outlook” or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involves risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond the Company’s control. Some of the factors and conditions that could affect the outcome of forward-looking statements relate to (i) the Company’s financial structure, (ii) Globalstar matters, (iii) litigation and disputes, (iv) operational matters and (v) other matters. For a detailed discussion of these factors and conditions, please refer to the section of Loral’s latest Annual Report on Form 10-K titled “Certain Factors that May Affect Future Results” beginning on page 13 and to the other periodic reports filed with the SEC by Loral, its wholly owned subsidiary Loral Orion, Inc. (“Loral Orion”), and the Company’s affiliate Satelites de Mexico, S.A. de C.V. (“Satmex”). In addition, we caution you that the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control. The Company undertakes no obligation to update any forward-looking statements.

      Loral is one of the world’s leading satellite communications companies with substantial activities in satellite-based communications services and satellite manufacturing. Loral is organized into two operating businesses:

Fixed Satellite Services (“FSS”). Loral leases transponder capacity to customers for various applications, including television and cable broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television (“DTH”) and provides satellite telemetry, tracking and control services (“TT&C”). Loral also provides network services such as managed communications networks, Internet and intranet services, business television and business media services to its customers.

Satellite Manufacturing and Technology. The Company designs and manufactures satellites and space systems and develops satellite technology for a broad variety of customers and applications through Space Systems/ Loral, Inc. (“SS/L”).

Consolidated Operating Results

      In evaluating financial performance, management uses revenues and operating income (loss) before depreciation and amortization including amortization of unearned stock compensation (“EBITDA”) as a measure of a segment’s profit or loss. The following discussion of revenues and EBITDA reflects the results of Loral’s operating businesses for the three months ended March 31, 2003 and 2002, respectively. See Note 12 to the condensed consolidated financial statements for additional information on segment results. The remainder of the discussion relates to the consolidated results of Loral, unless otherwise noted.

Revenues:

	Three Months Ended
	March 31,

	2003	2002

Fixed satellite services	$85.0	$110.5
Satellite manufacturing and technology	131.5	242.6

Segment revenues	216.5	353.1
Eliminations(1)	(18.3)	(44.9)

Revenues as reported(2)	$198.2	$308.2

EBITDA(3):

	Three Months Ended
	March 31,

	2003	2002

Fixed satellite services	$42.5	$65.9
Satellite manufacturing and technology(4)	(12.5)	11.4
Corporate expenses(5)	(9.1)	(8.7)

Segment EBITDA before eliminations	20.9	68.6
Eliminations(1)	(5.1)	(6.8)

EBITDA as reported	15.8	61.8
Depreciation and amortization	(44.8)	(47.1)

Operating (loss) income	$(29.0)	$14.7

(1)	Represents the elimination of intercompany sales and EBITDA, primarily for satellites under construction by SS/L for wholly owned subsidiaries.

(2)	Includes revenues from affiliates of $15.7 million and $22.6 million for the three months ended March 31, 2003 and 2002, respectively.

(3)	EBITDA (which is equivalent to operating income/(loss) before depreciation and amortization, including amortization of unearned stock compensation) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral’s operating results. EBITDA is not an alternative to net income as an indicator of a company’s operating performance, or cash flow from operations as a measure of a company’s liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

(4)	Satellite manufacturing and technology EBITDA includes a charge of $10 million recorded on SS/L-provided vendor financing receivables to Sirius in exchange for Sirius’ equity for the three months ended March 31, 2003. During the quarter ended March 31, 2003, Loral realized gains of $1.1 million on the sale of a portion of such stock and as of March 31, 2003, had recorded unrealized gains of $10.4 million relating to 40.9 million unsold shares. Subsequent to March 31, 2003, Loral realized $13.0 million of gains on the sale of a portion of such stock. As of May 13, 2003, Loral had 4.3 million shares remaining with unrealized gains of $3.2 million. The above mentioned gains are not recognized in EBITDA.

(5)	Represents corporate expenses incurred in support of the Company’s operations.

Critical accounting matters

      See the Company’s latest Annual Report on Form 10-K filed with the SEC and Other Matters — Accounting Pronouncements below.

First Quarter 2003 Compared With 2002

      Revenues as reported for Loral’s operating businesses decreased to $198 million as compared to $308 million, after eliminations of $18 million and $45 million, for the three months ended March 31, 2003 and 2002, respectively. The decrease in revenues was due to lower SS/L revenues which primarily resulted from a lack of new satellite orders at SS/L since December 2001 and the timing of work performed and costs incurred on satellite programs under the percentage of completion method and lower FSS revenues which was primarily due to a decrease in volume and prices in both transponder leasing and network services. Both of the Company’s segments have been adversely affected by the global economic downturn, which has caused a delay in demand for new telecommunications applications and services. Eliminations primarily consist of revenues from satellites under construction by SS/L for FSS.

      EBITDA as reported for Loral’s operating businesses decreased to $16 million as compared to $62 million, after eliminations of $5 million and $7 million, for the three months ended March 31, 2003 and 2002, respectively. The decrease in the first quarter of 2003 arose primarily from lower FSS EBITDA primarily resulting from lower revenues and decreased SS/L EBITDA primarily due to lower sales volume and a charge of $10 million recorded on SS/L-provided vendor financing, representing the difference between the carrying value of SS/L’s receivables of $38 million and the value of the common shares received by SS/L based on the trading price of Sirius’s common stock on March 7, 2003 of $28 million (see discussion below for gains realized subsequent to receipt of the shares).

      Depreciation and amortization was $45 million and $47 million for the three months ended March 31, 2003 and 2002, respectively.

      As a result of the above, the Company had an operating loss of $29 million as compared to operating income of $15 million for the three months ended March 31, 2003 and 2002, respectively.

      Interest and investment income was $7 million as compared to $5 million for the three months ended March 31, 2003 and 2002, respectively. This increase was principally due to higher interest earned relating to satellite programs in 2003.

      Interest costs remained constant as interest expense was $17 million, net of capitalized interest of $9 million, as compared to $19 million, net of capitalized interest of $7 million for the three months ended March 31, 2003 and 2002, respectively.

      During the first quarter of 2003 the Company realized $1 million of gains from the sale of Sirius common stock, which is reflected as gain on investment on the condensed consolidated statement of operations. Subsequent to March 31, 2003, Loral realized $13 million of gains on the sale of a portion of such stock. As of May 13, 2003, Loral had 4.3 million shares remaining with unrealized gains of $3 million.

      Loral, as a Bermuda company, is subject to U.S. federal, state and local income taxation at regular corporate rates plus an additional 30% “branch profits” tax on any income that is effectively connected with the conduct of a U.S. trade or business. Loral has, cumulatively from its inception, received no tax benefit as a result of being established in Bermuda because of substantial losses incurred outside the U.S. Loral’s U.S. subsidiaries are subject to regular corporate tax on their worldwide income. The Company recorded an income tax provision of $2 million on a pre-tax loss of $38 million, as compared to an income tax provision of $6 million on pre-tax income of $2 million for the three months ended March 31, 2003 and 2002, respectively. Loral continues to record a 100% valuation allowance against its domestic net deferred tax asset under the criteria of SFAS No. 109, Accounting for Income Taxes. Therefore, no benefit was recorded on the domestic loss in the first quarter of 2003 while a provision was recorded on the domestic income in the first quarter of 2002.

      Equity in net losses of affiliates was $9 million as compared to $16 million for the three months ended March 31, 2003 and 2002, respectively. Loral’s share of equity in net losses of Satmex was $6 million as compared to $8 million for the three months ended March 31, 2003 and 2002, respectively. Loral’s share of equity in net losses of Xtar was $3 million as compared to $0.4 million for the three months ended March 31, 2003 and 2002, respectively. Loral’s share of equity in net losses of Europe*Star, managed by Alcatel, was zero as compared to $6 million for the three months ended March 31, 2003 and 2002, respectively. In the fourth quarter of 2002, Loral’s investment in Europe*Star was reduced to zero. Accordingly, there is no longer any requirement for Loral to provide for its allocated share of Europe*Star’s net losses subsequent to December 31, 2002. Loral’s share of equity income (losses) attributable to Globalstar related activities was $0.2 million as compared to $(2) million for the three months ended March 31, 2003 and 2002, respectively. (see Note 6 to the condensed consolidated financial statements).

      On January 1, 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which resulted in the Company recording a charge of $892 million ($877 million after taxes) to write-off all of its goodwill for the cumulative effect of change in accounting principle (see Accounting Pronouncements).

      Preferred dividends were $3 million as compared to $12 million for the three months ended March 31, 2003 and 2002, respectively. The decrease was primarily due to the conversion of 6.1 million shares of Loral’s 6% Series C convertible redeemable preferred stock (“the Series C Preferred Stock”) and 5.4 million shares of Loral’s 6% Series D convertible redeemable preferred stock (“the Series D Preferred Stock”) into an aggregate 76.6 million shares of the Company’s common stock in connection with Loral’s exchange offers and privately negotiated exchange transactions for the year ended 2002.

      As a result of the above, net loss applicable to common shareholders was $52 million or $0.12 per basic and diluted share as compared to net loss applicable to common shareholders before the cumulative effect of the change in accounting principle relating to cost in excess of net assets acquired (“goodwill”) of $32 million or $0.09 per basic and diluted share for the three months ended March 31, 2003 and 2002, respectively. Basic and diluted weighted average shares were 432 million and 337 million for the three months ended March 31, 2003 and 2002, respectively. The increase in weighted average shares was primarily due to the aforementioned conversions of the Company’s preferred stock into common stock in 2002.

Results by Operating Segment for the First Quarter 2003 and 2002

      The satellite industry continues to suffer from the downturn in the global economy and the resultant decline in demand for or postponement of new satellite-based applications and services. The Company’s businesses have also been negatively effected by customers’ difficulty obtaining funding for new projects in the capital markets and by competition from fiber and other terrestrial alternatives.

Fixed Satellite Services

      FSS revenues were $85 million and $111 million for the three months ended March 31, 2003 and 2002, respectively. FSS revenues without network services were $73 million and $90 million for the three months ended March 31, 2003 and 2002, respectively. Network services revenues were $12 million and $21 million for the three months ended March 31, 2003 and 2002, respectively. These decreases were primarily due to a decline in prices and volume for both transponder leasing and network services due to the global economic downturn and the delay in demand for new applications and services. EBITDA was $43 million as compared to $66 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in EBITDA in 2003 was primarily due to lower sales, partially offset by cost reductions. As of March 31, 2003, FSS had seven operational satellites. Funded backlog for the segment totaled $1.5 billion at March 31, 2003 and $1.4 billion at December 31, 2002, including intercompany backlog of $40 million and $41 million at March 31, 2003 and December 31, 2002, respectively. Net bookings for the segment increased by $125 million for the three months ended March 31, 2003 to $252 million as compared to 2002, primarily due to a substantial booking for in-flight internet services.

Satellite Manufacturing and Technology

      Revenues at SS/L, before eliminations, were $132 million and $243 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in revenues resulted from a lack of new satellite orders since December 2001 and the timing of work performed and costs incurred on satellite programs under the percentage of completion method. EBITDA before eliminations was a loss of $13 million as compared to income of $11 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in

SS/L EBITDA in 2003 was primarily due to lower sales volume and a charge of $10 million recorded on SS/L-provided vendor financing, representing the difference between the carrying value of SS/L’s receivables of $38 million and the value of the common shares received by SS/L based on the trading price of Sirius’s common stock on March 7, 2003 of $28 million. Funded backlog for SS/L as of March 31, 2003 and December 31, 2002 was $641 million and $763 million, respectively, including intercompany backlog of $259 million as of March 31, 2003 and $275 million as of December 31, 2002. Realization of the intercompany backlog is subject to the limitations contained in the Company’s credit agreements, and in certain cases may require the consent of the lenders. The decline in backlog is due to a lack of new satellite orders, due to sluggish economic conditions that have had a negative impact industry-wide.

Transactions With Affiliates

      Consolidated funded backlog was $1.9 billion and $1.8 billion at March 31, 2003 and December 31, 2002 which includes $114 million and $142 million, respectively, as a result of transactions entered into with affiliates and related parties (primarily with Satmex, XTAR and Hisdesat) for the construction of satellites.

      The Company’s condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Revenues	$15,690	$22,642
Investment income	294	294
Interest expense capitalized on development stage enterprise	428	127
Profits relating to affiliate transactions not eliminated	684	1,157
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(1,119)	(1,127)
Amortization of deferred credit and profits relating to investments in affiliates	261	(135)

Liquidity and Capital Resources

      Loral capitalizes on its innovative capabilities, market position and advanced technologies to offer value-added satellite-based services as part of the evolving worldwide communications networks. Loral regularly engages in discussions with telecommunications service providers, equipment manufacturers and others regarding possible strategic transactions and alliances. These include joint ventures; strategic relationships involving its fixed satellite services operations and satellite manufacturing operations, which could involve business combinations; participation in the Loral Global Alliance; and dispositions of assets. In order to pursue such opportunities, Loral may utilize funds generated by growth in operations, may seek funds from strategic partners and other investors, may incur debt or may issue additional equity.

      The Company believes its existing cash, as well as net cash provided by operating activities and the proceeds from certain asset sales will be adequate to meet its expected requirements through at least March 31, 2004. A substantial reduction in FSS revenues, the inability of SS/L to replace existing backlog with several new contract awards in 2003 at assumed terms or the failure to consummate certain of these asset sales, including the sale of approximately $60 million of certain long-term SS/L customer receivables as described below, would, however, impact the Company’s ability to meet its cash requirements, possibly in the near-term. In such event, the Company may seek to postpone its planned satellite construction and launch plans, which could impact the Company’s ability to achieve profitability. If the Company is unable to generate sufficient cash from its operating activities and asset sales to satisfy its debt service and operating requirements, the Company may be required to seek alternative financing or renegotiate its current financing agreements. There can be no assurance that the Company will be able to do so, especially in light of current market conditions.

      On March 31, 2003, Loral entered into amendments to its Loral SpaceCom (“Loral SpaceCom” or “LSC”) and Loral Satellite, Inc. (“Loral Satellite”) credit facilities, which, among other changes, amended its financial performance covenants. At March 31, 2003, the Company was in compliance with all of the covenants and conditions under its various lending and funding arrangements and believes that it will continue to meet these covenants and conditions through at least March 31, 2004, except that the Company was not in compliance with a requirement under the LSC and Loral Satellite credit facilities to hire a senior financial officer by May 15, 2003. The Company believes, however, that it will be able to comply with this requirement within the applicable grace period.

      Loral’s business plan assumes the receipt of approximately $60 million from the successful monetization of certain long-term SS/L customer receivables in 2003. While SS/L has reached an agreement in principle with the customer to effect such monetization, there is no assurance that this transaction will be consummated. In addition, one of SS/L’s subcontractors has filed a lawsuit raising certain objections relating to the effect of the proposed transaction on the subcontractor. SS/L and the subcontractor are in discussions to negotiate a mutually acceptable arrangement. SS/L believes, although there can be no assurance, that it will be able to resolve this matter. If SS/L and the subcontractor are unable to reach a resolution, the subcontractor will likely seek to enjoin the transaction. Also, the proposed transaction may be subject to the approval of SS/L’s banks, which, if required, SS/L believes it will be able to obtain. If Loral is unable to consummate this transaction on a timely basis, or the proceeds from such transaction are less than those assumed in the business plan, Loral’s ability to satisfy its covenants would be adversely affected. A substantial reduction in FSS revenues or the inability of SS/L to replace existing backlog with new contracts at assumed terms would also adversely impact Loral’s ability to satisfy its covenants. In addition, Loral’s ability to fund the 2004 interest payments on its 9.5% senior notes will depend on its ability to successfully execute its business plan, which includes further asset sales. There is no assurance that Loral will be able to do so. If Loral fails to pay interest on the 9.5% senior notes when due, this will, upon expiration of a 30-day cure period, constitute an event of default under Loral’s senior note indenture, which in turn would result in an event of default under the LSC Amended Credit Agreement and the Loral Satellite Credit Agreement. If the holders of the 9.5% senior notes, the lenders under the LSC credit facility or the lenders under the Loral Satellite credit facility were to accelerate their related debt following such event of default, an event of default would also occur with respect to Loral Orion’s 10% senior notes, which are guaranteed by Loral.

      Loral is likely to require and intends to seek further amendments to the LSC and Loral Satellite credit facilities to ensure compliance with financial performance covenants for periods after March 31, 2004. There can be no assurance that the lenders will consent to any such amendment. Because of the cross-default provisions set forth in the LSC and Loral Satellite credit facilities, a failure by Loral to meet any financial performance covenant set forth in either credit facility will result in an event of default under both the LSC and the Loral Satellite credit facilities. Moreover, if the lenders under either credit facility were to accelerate their outstanding loans, this would constitute an event of default under Loral’s 9.5% senior notes and Loral Orion’s 10% senior notes, which are guaranteed by Loral.

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

Debt

Bank Facilities

Satellite Credit Agreement

      On December 21, 2001, Loral Satellite, a subsidiary of Loral Space & Communications Corporation, which in turn is a subsidiary of Loral, entered into the first amendment to the $500 million secured credit agreement dated as of November 17, 2000 by and among Loral Satellite, Bank of America as Administrative Agent, and the other lending parties thereto (the “Satellite Credit Agreement”). The first amendment provides for a $200 million revolving credit facility expiring January 7, 2005 and a term loan of which $237.8 million was outstanding as of March 31, 2003, subject to the following remaining amortization payment schedule: $11.25 million per quarter on June 30, 2003 through September 30, 2004 and $170 million on January 7, 2005. During the first quarter of 2003, Loral had drawn down the full amount of the revolving credit facility. The first amendment also effected certain changes to provisions relating to the collateral pool provided to lenders under the Loral Satellite credit facility and imposed additional limitations on the application of proceeds from any sale of assets from this collateral pool.

      Borrowings under the Satellite Credit Agreement bear interest, at Loral Satellite’s option, at various rates based on fixed margins over the lead bank’s base rate or the London Interbank Offer Rate for specified periods. Loral Satellite pays a commitment fee on the unused portion of the revolver. The Satellite Credit Agreement contains financial covenants, including maintenance of a minimum collateral coverage ratio, minimum net worth and minimum EBITDA. The Satellite Credit Agreement also contains customary limitations, including those on indebtedness, fundamental changes, asset sales, dividends, investments, capital expenditures, creating liens (other than those created pursuant to the Satellite Credit Agreement), prepayments or amendments of indebtedness, and transactions with affiliates. During the first quarter of 2003, Loral Satellite paid dividends of $18 million to its parent.

      The Satellite Credit Agreement is secured by certain assets of Loral Satellite, including the Telstar 6 and Telstar 7 satellites and the payments due to Loral Satellite under Globalstar’s $500 million credit facility (see below). Based on third party valuations, management believes that the fair value of Telstar 6 and Telstar 7 is in excess of $500 million. As of March 31, 2003, the net book value of Telstar 6 and Telstar 7 was approximately $301 million. In addition, as part of the first amendment, lenders under the Satellite Credit Agreement received a junior lien on the assets of Loral SpaceCom and its subsidiaries pledged in favor of the banks under the LSC Amended Credit Agreement. Loral has also agreed to guarantee Loral Satellite’s obligations under the Satellite Credit Agreement, which guarantee agreement contains a minimum net worth covenant.

      On March 31, 2003, Loral Satellite amended the Satellite Credit Agreement to provide for certain modifications, including to its financial covenants (the “Loral Satellite Amendment”). This amendment increased the margin levels on amounts outstanding to 4.25% at March 31, 2003, reduced the maximum LIBOR period to three months and imposed additional requirements on Loral Satellite and its subsidiaries, including adding minimum cumulative EBITDA and minimum cash balance requirements and increasing the circumstances under which mandatory prepayment of the loans are required, including from insurance proceeds received in connection with any launch or in-orbit failure of Loral Satellite’s satellites. Loral Satellite’s ability to dividend funds to its parent has been substantially reduced in connection with this amendment. Under the Loral Satellite Amendment, Loral Satellite may now make dividends or loans to its parent or Loral only if such dividends or loans are applied either to effect payments on Loral’s 9.5% senior notes or to effect a maximum of $5 million of payments on an intercompany note between Loral and Loral SpaceCom Corporation.

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

LSC Amended Credit Agreement

      On December 21, 2001, LSC entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, and the other lenders parties thereto (the “LSC Amended Credit Agreement”). The LSC Amended Credit Agreement provides for a $200 million revolving credit facility expiring January 7, 2005 and a term loan of which $355 million was outstanding at March 31, 2003, subject to the following remaining amortization payment schedule: $5 million on each of June 30, September 30 and December 31, 2003; $20 million on each of March 31, June 30 and September 30, 2004; and $280 million on January 7, 2005. During the first quarter of 2003, Loral had fully utilized the revolving credit facility through draw downs and letters of credit. Borrowings under the LSC Amended Credit Agreement bear interest, at LSC’s option, at various rates based on margins over the lead bank’s base rate or the London Interbank Offered Rate for specified periods. In December 2001, the margin levels were increased under the new amended agreement and were fixed through September 30, 2002. As a result of this increase in margin levels, interest costs have increased by approximately $11 million annually. Subsequent to September 30, 2002, the margin levels increased by one percentage point and are expected to remain that way for the foreseeable future. LSC pays a commitment fee on the unused portion of the revolver.

      The LSC Amended Credit Agreement contains financial covenants of LSC and its subsidiaries, such as maintenance of interest coverage, leverage ratios and minimum net worth. The LSC Amended Credit Agreement also contains limitations on LSC and its subsidiaries, including those on indebtedness, liens, fundamental changes, asset sales, dividends, investments, capital expenditures, transactions with affiliates and certain other intercompany transactions. The LSC Amended Credit Agreement allows dividend payments to Loral if cumulative dividend payments do not exceed 50% of its cumulative consolidated net income and the ratio of its funded debt to EBITDA is less than 3.0 to 1.0. As of March 31, 2003, Loral SpaceCom had no capacity under this covenant to pay Loral any dividends.

      The LSC Amended Credit Agreement is secured by substantially all of the assets of and the stock of LSC and its subsidiaries, including SS/L. LSC’s obligations under the LSC Amended Credit Agreement have been guaranteed by certain of LSC’s subsidiaries, including SS/L. As of March 31, 2003, the net book value of the assets that secure the LSC Amended Credit Agreement was approximately $642 million.

      On March 31, 2003, LSC further amended the LSC Amended Credit Agreement to provide for additional modifications, including to LSC’s financial covenants (the “LSC Amendment”). This amendment increased the margin levels on outstanding amounts by 50 basis points to 3.75% at March 31, 2003, reduced the maximum LIBOR period to three months and imposed additional requirements on LSC and its subsidiaries, including adding minimum cumulative EBITDA and cash balance requirements and increasing the circumstances under which mandatory prepayment of the loans are required, including from insurance proceeds received in connection with any launch or in orbit failure of Loral Skynet’s satellites. The amendment also imposed additional restrictions on LSC and its subsidiaries, including further restricting their ability to incur capital expenditures, sell assets, incur debt, provide vendor financing and make investments. Under the LSC Amendment, LSC requires the consent of its lenders in order to make further expenditures for the launch and insurance of Telstar 8, for which $266 million is included in satellites under construction at March 31, 2003. Moreover, if LSC is not successful in effecting certain asset sales by June 30, 2003, LSC may not, subject to certain limited exceptions, incur any further capital expenditures. The lenders under the LSC facilities also received a junior lien on the stock of Loral Satellite as part of this amendment.

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

Loral Orion Indentures

      On December 21, 2001, Loral Orion issued $613 million principal amount of 10% senior notes due 2006 and guaranteed by Loral, in exchange for the extinguishment of $841 million principal amount of Loral Orion 11.25% senior notes due in 2007 and 12.5% senior discount notes due 2007 as discussed below. As part of the exchange, Loral issued to the new note holders 6.04 million five-year warrants to purchase Loral common stock at a price of $2.37 per share. The warrants were valued at $7 million using the Black Scholes option pricing model with the following assumptions: stock volatility, 75%, risk free interest rate, 4.36%, and no dividends during the expected term. As of March 31, 2003, principal amount of $37 million of the existing 11.25% senior notes and principal amount of $49 million of the existing 12.5% senior discount notes remain outstanding at their original maturities and interest rates.

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

Equity

Common Stock

      Under the New York Stock Exchange (“NYSE”) criteria for continued listing, the NYSE will normally give consideration to de-listing a company’s stock when the average closing price of the stock is less than $1.00 over a consecutive 30-trading day period. The average closing price of Loral common stock was less than $1.00 for 30 consecutive trading days, and, on August 22, 2002, the Company received notice from the NYSE that its stock price was below the NYSE’s price criteria. If Loral is unable to cure this deficiency, the Company’s common stock could be de-listed from the NYSE. De-listing of the Company’s common stock by the NYSE could result in a material adverse effect on the liquidity of the Company’s common shares, have an adverse effect on the trading value and impair the Company’s ability to raise funds in the capital markets. The NYSE has informed Loral that the price is the only criteria for listing that the Company does not currently meet. The Company has notified the NYSE of its intent to cure this deficiency. The NYSE rules provide for a six-month period from receipt of the notice letter from the NYSE to cure this deficiency. In the event the actions the Company takes to cure this deficiency require shareholder approval, the six-month cure period will be extended until after the Company’s next annual shareholders’ meeting scheduled on May 29, 2003. The Company is seeking shareholder approval to implement a reverse stock split at its annual meeting, in order to, among other things, restore the Company’s compliance with NYSE share price requirements. The Company believes (although there can be no assurance) that it will be able to cure this deficiency within this time frame.

Preferred Stock

      The Company’s Series C Preferred Stock and Series D Preferred Stock have mandatory redemption dates in 2006 and 2007, respectively. The Company has the right to make mandatory redemption payments to the holders in either cash or common stock, or a combination of the two. Based upon the price of the Company’s common stock at March 31, 2003, the Company did not have available a sufficient number of authorized shares of its common stock to effect payment of the total mandatory redemptions in common stock in 2006 and 2007. Accordingly, as of March 31, 2003, the Company classified an aggregate of $140 million of its Series C Preferred Stock and Series D Preferred Stock outside the shareholders’ (deficit) equity section of the balance sheet, based on the average of the volume weighted average daily price of the Company’s common stock as defined (approximately $0.33 per share at March 31, 2003). Had the volume weighted average daily price of the Company’s common stock as calculated been above $0.88 at March 31, 2003, none of the Company’s preferred stock would have been classified outside the shareholders’ equity section of the balance sheet. The exact number of shares of the Company’s common stock that may be issued on a mandatory redemption date cannot be determined at this time. That number will depend on a number of factors not known today, such as the price of the Company’s common stock and the number of shares of the Company’s preferred stock outstanding at that time. The Company is seeking shareholder approval at its next annual shareholders’ meeting scheduled on May 29, 2003, an increase to the authorized number of shares of its common stock from 750,000,000 to 1,250,000,000 which, based on the volume weighted average daily price of the Company’s common stock as defined at March 31, 2003 and May 13, 2003, would enable the Company to effect payment of the total mandatory redemptions in common stock. The amount, if any, of the Series C Preferred Stock and Series D Preferred Stock classified outside the shareholders’ equity section will vary in future periods depending on these factors.

      In August 2002, Loral’s board of directors approved a plan to suspend indefinitely the future payment of dividends on its two series of preferred stock. Accordingly, Loral has deferred the payments of quarterly dividends due on its Series C Preferred Stock and the payments of quarterly dividends due on its Series D Preferred Stock. Dividends on the two series continue to accrue. In the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the Series C Preferred Stock, holders of the majority of the outstanding Series C Preferred Stock will be entitled to elect two additional members to Loral’s board of directors. In the event accrued and unpaid dividends accumulate to an amount equal to six consecutive quarterly dividends on the Series D Preferred Stock, holders of the majority of the outstanding Series D Preferred will be entitled to elect two additional members to Loral’s board of directors. As of March 31, 2003, accrued and unpaid dividends of $9 million represented two quarterly dividend payments outstanding.

Other

      The Company’s qualified pension plan, under the Internal Revenue Code and regulations thereunder, is considered fully funded (i.e. assets are greater than liabilities) and there was no contribution required. However, the significant declines experienced in the financial markets have unfavorably impacted pension plan asset performance. This, coupled with historically low interest rates (a key factor when estimating pension plan liabilities), caused the Company to recognize $65 million of non-cash charges to accumulated other comprehensive loss. These charges did not impact the Company’s reported earnings, and will be reversible in the future if either interest rates increase or market performance and plan returns improve.

Cash

      As of March 31, 2003, Loral had $102 million of cash and had no further available credit from the credit facilities described above under the captions “Satellite Credit Agreement” and “LSC Amended Credit Agreement”.

Net Cash Provided by Operating Activities

      Net cash provided by operating activities for the three months ended March 31, 2003 was $32 million. This was primarily due to net income as adjusted for non-cash items of $19 million and a decrease in contracts-in-process of $37 million primarily resulting from net collections on customer contracts, offset by a decrease in customer advances of $32 million primarily due to progress on satellite programs.

      Net cash provided by operating activities for the three months ended March 31, 2002 was $89 million. This was primarily due to net income as adjusted for non-cash items of $50 million, an increase in customer advances of $28 million, primarily resulting from the timing of satellite program milestone payments.

Net Cash Used in Investing Activities

      Net cash used in investing activities was $14 million and $61 million for the three months ended March 31, 2003 and 2002, respectively, primarily as a result of capital expenditures of $23 million and $51 million for the three months ended March 31, 2003 and 2002, respectively, mainly for the construction of satellites and investments in and advances to affiliates, offset by the $10 million of proceeds received from the sale of Sirius common stock for the three months ended March 31, 2003.

Net Cash Provided by (Used in) Financing Activities

      Net cash provided by (used in) financing activities was $18 million and $(80) million for the three months ended March 31, 2003 and 2002, respectively, primarily due to net borrowings (repayments) under revolving credit facilities of $66 million and $(54) million for three months ended March 31, 2003 and 2002, respectively, debt amortization payments of $48 million and $17 million for the three months ended March 31, 2003 and 2002, respectively (including $31 million of interest payments on the 10% senior notes for the three months ended March 31, 2003 (see Loral Orion Indentures) and net cash provided by (used in) equity transactions of $2 million and $(9) million for the three months ended March 31, 2003 and 2002, respectively.

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

      On September 20, 2002, Loral entered into an agreement with APT pursuant to which Loral will purchase a 50% interest in the Telstar 18/ Apstar V satellite, a satellite under construction by SS/L for APT. Loral’s aggregate purchase price for its 50% interest in the satellite is $115.1 million, representing 50% of the estimated project cost of constructing, launching and insuring the Telstar 18/ Apstar V satellite, which purchase price will be adjusted if the actual project cost is greater or less than $230.2 million. Telstar 18/Apstar V will have a total of 54 transponders, comprised of 24 standard C-band transponders, 14 extended C-band transponders and 16 Ku-band transponders. Under this transaction, Loral has agreed to purchase 12 standard C-band, 7 extended C-band and 8 Ku-band transponders on Telstar 18/ Apstar V, which capacity will be designated Telstar 18. Loral will also have the option to enter into similar arrangements with APT on replacement satellites upon the end of life of Telstar 18/ Apstar V. To be located at 138 degrees East Longitude, Telstar 18/ Apstar V will be capable of providing Ku-band voice, video and data services to China, India and East Asia, and broadbeam C-band services throughout the Asia-Pacific region, including Australia and Hawaii. To ensure a timely launch of Telstar 18/ Apstar V, Loral and APT have agreed that a non-Chinese launch provider will be used.

      Pursuant to Loral’s agreement with APT, Loral will pay one-half of its purchase price prior to launch for 13.5 transponders on the satellite, a portion of which will be funded by existing launch vehicle deposits. The corresponding cumulative costs relating to these transponders have been reflected as satellites under construction on Loral’s condensed consolidated balance sheet as of March 31, 2003. Subject to certain acceleration rights on the part of Loral, the remainder of the purchase price for the second 13.5 transponders will be paid by Loral as follows: on the second anniversary of the satellite’s in-service date, $10.66 million for 2.5 additional transponders; on the third anniversary of the satellite’s in-service date, $12.79 million for three additional transponders; and on each of the fourth and fifth anniversaries of the satellite’s in-service date, $17.05 million for four additional transponders. Title to these transponders will pass to Loral upon its payments thereon. This agreement results in a proportionate amount of the Telstar 18/ Apstar V satellite becoming a self-constructed asset in Loral’s condensed consolidated financial statements. Amounts attributable to the transponders to be acquired from APT in the future of $24 million are being treated for accounting purposes as a repurchase obligation based on the present value of such obligations and are included in satellites under construction and long-term liabilities on Loral’s condensed consolidated balance sheet as of March 31, 2003. As a result of finalizing the Telstar 18/ Apstar V launch arrangements in March 2003, Loral agreed to take two fewer transponders without any corresponding change to the transponder cost borne by each of the parties. Loral and APT are in the process of finalizing the definitive documents to reflect this change.

Affiliate Matters

Satmex

      In connection with the privatization of Satmex by the Mexican Government of its fixed satellite services business, Loral and Principia formed a joint venture, Firmamento Mexicano, S.A. de R.L. de C.V. (“Holdings”). In 1997, Holdings acquired 75% of the outstanding capital stock of Satmex. As part of the acquisition, Servicios Corporativos Satelitales, S.A. de C.V. (“Servicios”), a wholly owned subsidiary of Holdings, issued a seven-year Government Obligation (“Government Obligation”) to the Mexican Government in consideration for the assumption by Satmex of the debt incurred by Servicios in connection with the acquisition. The Government Obligation had an initial face amount of $125 million, which accretes at 6.03% and expires in December 2004. The debt of Satmex and Holdings is non-recourse to Loral and Principia. However, Loral and Principia have agreed to maintain assets in a collateral trust in an amount equal to the value of the Government Obligation through December 30, 2000 and, thereafter, in an amount equal to 1.2 times the value of the Government Obligation until maturity. As of March 31, 2003, Loral and Principia have pledged their respective shares in Holdings in such trust. Loral has a 65% economic interest in Holdings and a 49% indirect economic interest in Satmex. Loral accounts for Satmex using the equity method. The covenants of Satmex’s debt instruments restrict the ability of Satmex to pay dividends to Loral.

      Satmex is currently arranging loans supported by export credit agencies to raise additional financing for its Satmex 6 satellite project. In April 2003, Coface, the French export credit agency, approved an application to support financing 85% of the cost of the launch services for the Satmex 6 satellite. Also in April 2003, the Export Import Bank of the United States (“Eximbank”), pursuant to a meeting of its Board of Directors, approved a commitment of the loan guaranty with respect to 85% of the eligible costs of the Satmex 6 project. These export loans, which are subject to negotiations of final documentation and satisfaction of conditions, and certain additional financings, will be needed by Satmex to fund the Satmex 6 project. In order to complete the Eximbank and Coface financing, Satmex will have to repay, refinance or restructure its senior secured notes and extend the maturity of its fixed rate notes. If Satmex is unable to successfully conclude the export loans and this additional financing, the Company’s investment in Satmex of $46 million and receivables of $7 million at March 31, 2003 may be adversely affected.

      At March 31, 2003, Solidaridad 2 had a remaining estimated useful life of six years. Solidaridad 2 was manufactured by Boeing and is similar in design to Solidaridad 1 and to other Boeing satellites which have experienced in-orbit component failures. While Satmex was able to obtain a renewal of the in-orbit insurance for Solidaridad 2 in November 2002, this policy does not insure against an in-orbit failure due to the loss of the satellite’s control processor, the same component that caused the loss of Solidaridad 1 and other Boeing satellites. An uninsured loss of the satellite could have a material adverse effect on Satmex’s results of operations and financial condition.

      Revenues for Satmex were $21 million and $23 million for the three months ended March 31, 2003 and 2002, respectively. Operating (loss) income was $(0.4) million and $1.2 million for the three months ended March 31, 2003 and 2002, respectively.

Europe*Star

      Europe*Star, a joint venture between Loral and Alcatel owns and operates the Europe*Star 1 satellite. In the fourth quarter of 2002, the Company’s investment in Europe*Star was reduced to zero. Accordingly, there is no longer any requirement for Loral to provide for its allocated share of Europe*Star’s net losses subsequent to December 31, 2002. As of March 31, 2003, Loral owned 47% of Europe*Star. Pursuant to the terms of the shareholders agreement, Loral has permitted Alcatel to fund additional expenditures to develop Europe*Star’s business and infrastructure through $181 million in loans to the venture, which Alcatel claims are payable by Europe*Star on demand. Such loans are non-recourse to Loral.

XTAR, L.L.C.

      XTAR, a joint venture between Loral and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”), a consortium comprised of leading Spanish telecommunications companies, including Hispasat, S.A., and agencies of the Spanish government, plans to construct and launch an X-band satellite to provide X-band services to government users in the United States and Spain, as well as other friendly and allied nations. XTAR is owned 56% by Loral (accounted for under the equity method since the Company does not control certain significant operating decisions) and 44% by Hisdesat. In addition, XTAR has agreed to lease certain transponders on the Spainsat satellite, which is being constructed by SS/L for Hisdesat. As of March 31, 2003, the partners in proportion to their respective ownership interests have contributed $55 million to XTAR. XTAR is seeking to raise the remaining amount of the funds it needs to construct and launch its satellite through vendor and other third-party financings. If XTAR is unable to raise the remaining funds it needs to construct, launch and operate its satellite, the Company’s investment in XTAR of $22 million and receivables of $2 million at March 31, 2003 would be adversely affected.

Globalstar and GTL

      The Company accounts for its investment in Globalstar on the equity method due to its inability to control significant operating decisions at Globalstar. In 2000, Loral’s allocated share of Globalstar’s losses and Globalstar’s impairment charges reduced Loral’s investment in and advances to Globalstar to zero (see below). Accordingly, there is no longer any requirement for Loral to provide for its allocated share of Globalstar’s net losses subsequent to December 31, 2000. The Company accounts for its investment in Globalstar’s $500 million credit facility at fair value, with changes in the value (net of tax) recorded as a component of other comprehensive loss (see Note 4 to the condensed consolidated financial statements). The Company recorded unrealized net (losses) gains after taxes as a component of other comprehensive (loss) income of zero and $13 million for the three months ended March 31, 2003 and 2002, respectively, in connection with this security.

      On February 15, 2002, Globalstar and certain of its direct subsidiaries filed voluntary bankruptcy petitions under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court for the District of Delaware (the “Court”). In connection therewith, Loral/ Qualcomm Satellite Services, L.P., the managing general partner of Globalstar, its general partner, Loral/ Qualcomm Partnership, L.P. (“LQP”), and certain of Loral’s subsidiaries that serve as general partners of LQP also filed voluntary bankruptcy petitions with the Court. As a result of Globalstar’s bankruptcy petition, several of Globalstar’s debt facilities and other debt obligations have been accelerated and are immediately due and payable. Subcontractors have assumed $72 million of vendor financing that SS/L has provided to Globalstar at March 31, 2003, which includes $47 million which is non-recourse to SS/L in the event of non-payment by Globalstar due to bankruptcy and is included in long-term liabilities in Loral’s condensed consolidated balance sheets.

      On March 14, 2003, Loral signed a term sheet with Globalstar, L.P. (“Globalstar”) and Globalstar’s official creditors committee to resolve certain issues related to Globalstar and Globalstar’s restructuring. On

April 14, 2003, the Bankruptcy Court (“the Court”) approved this settlement. Among other things, the settlement, which is subject to definitive documentation and closing (as to which there can be no assurance), provided that Globalstar would grant to Loral, subject to certain conditions, a general release of all claims Globalstar might have against Loral; the parties would seek to provide Loral with one seat on the board of directors of reorganized Globalstar; approximately 50% of Loral’s unsecured claims against Globalstar would be allowed, or approximately $438 million; and the debt owed to Globalstar by three foreign service providers in which Loral has a substantial equity interest (Globalstar do Brasil, Globalstar de Mexico and GlobalTel), of an aggregate of $7.2 million would be eliminated. In consideration, Loral would transfer to Globalstar eight spare satellites ordered by Globalstar but not fully paid for; certain agreements that provided a joint venture in which Loral is a participant with exclusivity in marketing certain Globalstar services in the U.S. would be terminated, with a new joint venture formed between Globalstar and Loral to exclusively market Globalstar services to certain governmental agencies in the U.S.; the FCC license authorizing the Globalstar service, which in any event was being held by a joint venture in which Loral is a participant for the exclusive benefit of Globalstar, would be transferred to Globalstar; Loral’s equity interest in the Globalstar Canadian service provider would be transferred to Globalstar; a $10 million obligation of the Canadian service provider owed to Loral at December 31, 2002 would be reduced by $7.2 million and the remaining debt obligation would be converted from a demand note into a five-year term note; Loral’s unsecured claims against Globalstar would be reduced by approximately 50% or approximately $438 million; the unused prepayment ($2,260,000) on a Globalstar contract under which there is a stop work order would be returned to Globalstar by Loral; a $250,000 termination fee that may come due under that contract would be waived; Loral would cooperate toward a reorganization of Globalstar; and the Loral employees on Globalstar’s management committee would resign. Loral does not expect any material impact on its results of operations or financial position as a result of this settlement.

      On April 28, 2003, Globalstar and ICO Global Communications (Holdings) Limited (“ICO”) received Court approval for ICO to acquire a majority interest in a reorganized Globalstar. The Court approved the sale of Globalstar’s assets to a new company to be controlled by ICO in exchange for an investment of $55 million for which ICO will receive a 54% equity stake in the new operating company. Closing of the transaction is subject to regulatory approvals prior to any license transfers. The Court-approved sale supercedes an earlier proposal that had been made by Thermo Capital Partners. In addition to ICO’s 54% stake in the newly-formed company, the remaining equity will be distributed to Globalstar’s creditors, which include Loral (approximately 6%), Qualcomm Incorporated and holders of Globalstar bonds. Globalstar will file a plan of reorganization with the Court, and has stated that it expects to complete its Chapter 11 process later this year.

      As of March 31, 2003, the Company’s investment in Globalstar related activities was $20 million, representing the fair value of its investment in Globalstar’s $500 million credit facility, which was based on the trading values of Globalstar’s public debt at March 31, 2003. If Globalstar were unable to effectuate a successful restructuring, the Company’s remaining investment in Globalstar’s $500 million credit facility would be impaired, which, as discussed above, would have no effect on the Company’s results of operations. Loral’s investment in the operations of those Globalstar service provider ventures in which it participates as an equity owner was zero in the first quarter of 2003. Globalstar service providers own and operate gateways, are licensed to provide services and, through their sales and marketing organizations, are actively selling Globalstar service, in their respective territories.

Contractual Obligations

      Contractual obligations as previously disclosed in the Company’s Latest Annual Report on Form 10-K have not materially changed.

Commitments and Contingencies

      The Company has deferred revenue and established warranty obligations relating to satellites sold to customers which could be impacted by future performance. A reconciliation of such deferred amounts for the three months ended March 31, 2003 is as follows (in millions):

Balance of deferred amounts at January 1, 2003.	$14.1
Accruals for deferred amounts issued during the period	—
Accruals relating to pre-existing contracts (including changes in estimates)	(0.2)

Balance of deferred amounts at March 31, 2003.	$13.9

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

      Thirteen of the satellites built by SS/L and launched since 1997, six of which are owned and operated by Loral’s subsidiaries or affiliates, have experienced minor losses of power from their solar arrays. Although to date, neither the Company nor any of the customers using the affected satellites have experienced any degradation in performance, there can be no assurance that one or more of the affected satellites will not experience additional power loss that could result in performance degradation, including loss of transponder capacity or reduction in power transmitted. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred and the number and type of use being made of transponders then in service. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities of the remaining transponders. A complete or partial loss of satellites could result in a loss of orbital incentive payments and, in the case of satellites owned by Loral subsidiaries and affiliates, a loss of revenues and profits. With respect to satellites under construction and construction of new satellites, based on its investigation of the matter, SS/L has identified and has implemented remediation measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, the Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

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

      SS/L has contracted to build a spot beam, Ka-band satellite for a customer planning to offer broadband data services directly to the consumer. SS/L had suspended work on this program since December 2001 while the customer and SS/L were in discussions to resolve a dispute under the contract. In March 2003, SS/L and the customer reached an agreement in principle to restart the satellite construction program. As of March 31, 2003, SS/L had billed and unbilled accounts receivable and vendor financing arrangements of $49 million including accrued interest with this customer. Under the agreement, which is subject to documentation in definitive amendments to their contract, the customer will pay the remainder of the purchase price under the contract of $68.1 million (including $49 million owed to SS/L at March 31, 2003) in installments over time, a portion of which will be due subsequent to completion of the satellite.

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

      Sirius, a customer of SS/L, is currently in the process of rolling out its business. On March 7, 2003, Sirius completed its recapitalization plan and received $200 million in cash from third party investors and exchanged approximately $636 million of its debt and all of its $525 million of preferred stock into common stock. As part of this recapitalization, SS/L converted all of its vendor financing receivables of approximately $76 million into 58,964,981 shares of common stock of Sirius. In the first quarter of 2003, SS/L recorded a charge on the vendor financing receivables due from Sirius of $10 million, representing the difference between the carrying value of SS/L’s receivables of $38 million, and the value of the common shares received by SS/L based on the trading price of Sirius’s common stock on March 7, 2003 of $28 million. The increase in the value of Sirius’ common stock from March 7, 2003 to March 31, 2003 of $10 million has been recorded as an adjustment to accumulated other comprehensive income (loss) in the condensed consolidated balance sheet at March 31, 2003. During the quarter ended March 31, 2003, SS/L realized net proceeds of $9.7 million from the sale of a portion of its Sirius common stock and gains on such sales of $1.1 million and as of March 31, 2003, the market value of its remaining Sirius common stock was $30 million. The Sirius stock is classified in other current assets at March 31, 2003, due to the Company’s intent to sell all of the Sirius common stock within the next year. At December 31, 2002, the receivables from Sirius were classified as short-term vendor financing receivables.

      SS/L has entered into several long-term launch services agreements with various launch providers to secure future launches for its customers, including us and our affiliates. Through the assignment of satellites to launch vehicles and refunds, SS/L has reduced its launch deposits by $87 million from December 31, 2001 through March 31, 2003. Nonetheless, SS/ L may, as a result of current market conditions, cancel some of the launchers to which it has committed. SS/L had launch services agreements with International Launch Services (“ILS”) which covered three launches. In November 2002, SS/L terminated one of those future launches, which had a termination liability equal to SS/L’s deposit of $5 million. Subsequently, SS/L received a letter from ILS alleging SS/L’s breach of the agreements, purporting to terminate all three launches and asserting a right to retain $42.5 million in deposits, without prejudice to any other legal claims or remedies. Despite ILS’s termination of all three launches, to protect its interest SS/L also terminated a second launch, which had a termination liability equal to its deposit of $5 million, and SS/L recognized a non-

cash charge to earnings of $10 million in the fourth quarter of 2002 with respect to the two terminated launches. SS/L believes that ILS’s claims are without merit and intends to defend against them vigorously and to seek recovery of its deposits and termination liabilities. The Company does not believe that this matter will have a material adverse effect on its consolidated financial position and its results of operations, although no assurances can be provided.

      While the Company has in the past, consistent with industry practice and the requirements in the Company’s debt agreements, typically obtained in-orbit insurance for its satellites, the Company cannot guarantee that, upon a policy’s expiration, the Company will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. Telstar 10/ Apstar IIR, manufactured by SS/L and owned by Loral Orion, has the same solar array configuration as two other 1300-class satellites manufactured by SS/L that have experienced solar array failures. SS/L believes that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, the Company does not believe that these anomalies will affect Telstar 10/ Apstar IIR. The insurance coverage for Telstar 10/ Apstar IIR provides for coverage of losses due to solar array failures only in the event of a capacity loss of 75% or more. Some of Loral Orion’s bondholders have questioned whether this limitation is in compliance with the insurance covenant in the Loral Orion indenture. Management believes that Loral Orion is in compliance with the covenant as properly interpreted. If, however, Loral Orion’s bondholders were to give notice of a default under the indenture because of such limitations, and a court ruled against Loral Orion on this matter, the maturity of Loral Orion’s 10% senior notes could be accelerated, and the bondholders could be able to call on the Company’s guarantee of Loral Orion’s senior notes. Four other satellites owned by Loral Skynet and Loral Orion have the same solar array configuration as Telstar 10/ Apstar IIR. There can be no assurance that the insurers will not require either exclusions of, or similar limitations on, coverage due to solar array failures in connection with renewals of insurance for these satellites in 2003 and 2004. An uninsured loss of a satellite would have a material adverse effect on the Company’s consolidated financial position and its results of operations. Moreover, the Company is required under the terms of its bank facilities to use the insurance proceeds from any launch or in-orbit failure of a satellite owned by Loral SpaceCom or Loral Satellite to prepay the bank loans, and as a result, these insurance proceeds would not be available to us to build a replacement for the lost satellite, which would result in an adverse effect on our future revenue.

      Loral Skynet has an application pending with the FCC for authorization to use the C-Band frequency at 121 degrees W.L. in the U.S. using a non-U.S. ITU filing. Telstar 13, which is currently under construction, is scheduled for launch into this orbital slot. New Skies Satellites has asserted that its non-U.S. ITU filing at 120.8 degrees W.L. has date priority over Loral Skynet’s ITU filing and has filed comments with the FCC seeking to impose conditions on Loral Skynet’s use of the 121 degrees W.L. slot. Loral Skynet has opposed New Skies’ comments. Loral Skynet is continuing its international coordination of the 121 degrees W.L. slot. There can be no assurance, however, that coordination discussions will be successful or that the FCC will grant Loral Skynet’s application or grant the application without adding conditions that may constrain Loral Skynet’s operations at the 121 degrees W.L. slot.

      On October 21, 2002, National Telecom of India Ltd. (“Natelco”) filed suit against Loral and Loral CyberStar in the United States District Court for the Southern District of New York. The suit relates to a joint venture agreement entered into in 1998 between Natelco and ONS Mauritius, Ltd., a Loral Orion subsidiary, the effectiveness of which was subject to express conditions precedent. In 1999, ONS Mauritius had notified Natelco that Natelco had failed to satisfy those conditions precedent. In Natelco’s amended complaint filed in March 2003, Natelco has alleged wrongful termination of the joint venture agreement, has asserted claims for breach of contract and fraud in the inducement and is seeking damages and expenses in the amount of $97 million. Loral believes that the claims are without merit and intends to vigorously defend against them.

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

      Globalstar Related Matters. On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited (“GTL”) and Globalstar against GTL, Loral, Bernard L. Schwartz and other defendants were consolidated into one action titled In re: Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation, Loral and Bernard L. Schwartz alleging (a) that all defendants (except Loral) violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar’s business and prospects, (b) that defendants Loral and Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of Globalstar, (c) that defendants GTL and Schwartz are liable under Section 11 of the Securities Act of 1933 (the “Securities Act”) for untrue statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Loral and Schwartz are secondarily liable under Section 15 of the Securities Act for GTL’s primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related or affiliated therewith. Loral and Mr. Schwartz have filed a motion to dismiss the amended complaint in its entirety as to Loral and Mr. Schwartz, which motion is pending before the court. Loral believes that it has meritorious defenses to this class action lawsuit and intends to pursue them vigorously.

      On March 2, 2002, the seven separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of common stock of Loral Space & Communications Ltd. (“Loral”) against Loral, Bernard L. Schwartz and Richard Townsend were consolidated into one action titled In re: Loral Space & Communications Ltd. Securities Litigation. On May 6, 2002, plaintiffs in the consolidated action filed a consolidated amended class action complaint alleging (a) that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by making material misstatements or failing to state material facts about Loral’s financial condition and its investment in Globalstar and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related or affiliated therewith. Loral and Messrs. Schwartz and Townsend have filed a motion to dismiss the complaint in its entirety. At oral argument on the motion on May 9, 2003, the Court indicated its intent to dismiss the complaint but gave the plaintiffs thirty days to amend their complaint to state a cause of action. In the interim, the Court denied the motion without prejudice to its renewal. In addition, the insurers under Loral’s directors and officers liability insurance policy have denied coverage for the case filed by Loral shareholders under the policy and, on March 24, 2003, filed a lawsuit in the Supreme Court of New York county seeking a declaratory judgment upholding their coverage position. Loral believes that the insurers have wrongfully denied coverage and intends to defend against the denial vigorously.

      Loral holds debt obligations from Globalstar (see Note 7). In other situations in the past, challenges have been initiated seeking subordination or recharacterization of debt held by an affiliate of an issuer. While Loral knows of no reason why such a claim would prevail with respect to the debt Loral holds in Globalstar, there can be no assurance that such claims will not be made in Globalstar’s bankruptcy proceeding. If such claims were to prove successful, it will jeopardize the amount of equity interest Loral will ultimately receive in the new Globalstar company. Moreover, actions may be initiated in Globalstar’s bankruptcy proceeding seeking to characterize payments previously made by Globalstar to Loral prior to the filing date as preferential payments subject to repayment. Loral may also find itself subject to other claims brought by Globalstar creditors and securities holders, who may seek to impose liabilities on Loral as a result of its relationship with Globalstar. For instance, Globalstar’s creditors may seek to pierce the corporate veil in an attempt to recover Globalstar obligations owed to them that are recourse to Loral’s subsidiaries, which are general partners in Globalstar and have filed for bankruptcy protection. Globalstar’s cumulative partners’ deficit at March 31, 2003, was $3.2 billion.

      In May 2000, Globalstar finalized $500 million of vendor financing arrangements with Qualcomm. The original terms of this vendor financing provided for interest at 6%, a maturity date of August 15, 2003 and required repayment pro rata with the term loans due to Loral under Globalstar’s $500 million credit facility. As of December 31, 2002, $623 million was outstanding under this facility (including $123 million of capitalized interest). Loral has agreed that if the principal amount outstanding under the Qualcomm vendor financing facility exceeds the principal amount due Loral under Globalstar’s $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As of March 31, 2003, Loral had no obligation under the guarantee.

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

      While the Company has in the past, consistent with industry practice and the requirements in the Company’s debt agreements, typically obtained in-orbit insurance for its satellites, the Company cannot guarantee that, upon a policy’s expiration, the Company will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. Telstar 10/ Apstar IIR, manufactured by SS/L and owned by Loral Orion, has the same solar array configuration as two other 1300-class satellites manufactured by SS/L that have experienced solar array failures. SS/L believes that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, we do not believe that these anomalies will affect Telstar 10/ Apstar IIR. The insurance coverage for Telstar 10/ Apstar IIR provides for coverage of losses due to solar array failures only in the event of a capacity loss of 75% or more. Four other satellites owned by Loral Skynet and Loral Orion have the same solar array configuration as Telstar 10/ Apstar IIR. There can be no assurance that the insurers will not require either exclusions of, or similar limitations on, coverage due to solar array failures in connection with renewals of insurance for these satellites in 2003 and 2004. An uninsured loss of a satellite would have a material adverse effect on the Company’s consolidated financial position and its results of operations. Moreover, the Company is required under the terms of the Loral SpaceCom and Loral Satellite credit facilities to use the insurance proceeds from any launch or in-orbit failure of a satellite owned by Loral SpaceCom or Loral Satellite to prepay the bank loans, and as a result, these insurance proceeds would not be available to the Company to build a replacement for the lost satellite, which would result in an adverse effect on our future revenue.

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

FIN 45

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of 2002. The Company adopted the recognition provisions of FIN 45 on January 1, 2003 and determined that there was no effect on its consolidated financial position or results of operations.

FIN 46

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the provisions of FIN 46.

SFAS 149

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated in the statement for hedging relationships designated after June 30, 2003. The Company is currently evaluating the provisions of SFAS 149.

Item 4.     Evaluation of Disclosure Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Loral’s chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

      (b) Changes in internal controls. There were no significant changes in the Company’s internal controls or, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

Part II.

OTHER INFORMATION

Item 1.	Legal Proceedings

      See Note 10 to the condensed consolidated financial statements.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following exhibits are filed as part of this report:

Exhibit 12 —	Computation of Deficiency of Earnings to Cover Fixed Charges

Exhibit 99.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

Date of Report		Description

January 27, 2003	Item 5 — Other Events	Alcatel partial decision
March 31, 2003	Item 7 — Financial Statements, Pro Forma Financial Information and Exhibits	2002 earnings release

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LORAL SPACE & COMMUNICATIONS LTD.

Registrant

/s/ RICHARD J. TOWNSEND

Richard J. Townsend
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
and Registrant’s Authorized Officer

Date: May 15, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Loral Space & Communications Ltd. (the “registrant”) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Quarterly Report”), I, Bernard L. Schwartz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002, that:

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      (6) The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BERNARD L. SCHWARTZ

Bernard L. Schwartz
Chief Executive Officer

May 15, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Loral Space & Communications Ltd. (the “registrant”) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “ Quarterly Report “), I, Richard J. Townsend, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002, that:

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      (6) The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD J. TOWNSEND

Richard J. Townsend
Executive Vice President
and Chief Financial Officer

May 15, 2003

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 12	—	Computation of Deficiency of Earnings to Cover Fixed Charges
Exhibit 99.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002