Form 10-Q
period 2003-06-30
LORAL SPACE & COMMUNICATIONS LTD
filed 2003-08-14
CIK 1006269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

      As of July 31, 2003, there were 44,107,782 shares of Loral Space & Communications Ltd. common stock outstanding.

PART 1.

FINANCIAL INFORMATION

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$127,767	$65,936
Accounts receivable, net	31,603	28,893
Contracts-in-process	34,312	113,154
Vendor financing receivables	––	38,016
Inventories	73,459	95,733
Other current assets	37,554	48,695

Total current assets	304,695	390,427
Property, plant and equipment, net	1,866,453	1,897,343
Long-term receivables	78,086	163,191
Investments in and advances to affiliates	87,807	95,443
Deposits	34,750	58,250
Other assets	76,475	88,148

Total assets	$2,448,266	$2,692,802

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$2,244,002	$131,898
Accounts payable	44,735	58,323
Accrued employment costs	29,295	34,531
Customer advances	63,293	114,080
Accrued interest and preferred dividends	44,746	37,370
Income taxes payable	37,064	37,936
Other current liabilities	52,024	47,005

Total current liabilities	2,515,159	461,143
Pension and other postretirement liabilities	129,672	124,193
Long-term liabilities	178,616	207,835
Long-term debt	—	2,112,627
Minority interest	2,559	16,150
Convertible redeemable preferred stock:
6% Series C ($106,009 redemption value), $.01 par value	—	104,582
6% Series D ($21,122 redemption value), $.01 par value	—	20,499
Commitments and contingencies (Notes 2, 10, and 12)
Shareholders’ deficit:
6% Series C convertible redeemable preferred stock ($187,274 and $81,265 redemption value), $.01 par value	184,753	80,171
6% Series D convertible redeemable preferred stock ($36,707 and $15,585 redemption value), $.01 par value	35,624	15,125
Common stock, $.10 par value	4,409	4,293
Paid-in capital	3,392,821	3,389,035
Treasury stock	(3,360)	(3,360)
Unearned compensation	(208)	(151)
Retained deficit	(3,932,790)	(3,782,107)
Accumulated other comprehensive loss	(58,989)	(57,233)

Total shareholders’ deficit	(377,740)	(354,227)

Total liabilities and shareholders’ deficit	$2,448,266	$2,692,802

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

		As Restated		As Restated
		(See Note 4)		(See Note 4)
Revenues from satellite sales	$71,207	$214,579	$186,244	$413,050
Revenues from satellite services	71,442	101,781	154,638	211,486

Total revenues	142,649	316,360	340,882	624,536
Cost of satellite sales	153,281	202,890	283,417	389,318
Cost of satellite services	51,844	62,422	113,010	128,718
Selling, general and administrative expenses	38,400	42,373	74,330	83,120

Operating (loss) income	(100,876)	8,675	(129,875)	23,380
Interest and investment income	3,795	4,452	10,841	9,861
Interest expense	(18,929)	(18,385)	(35,733)	(36,955)
Gain on investment	16,793	—	17,900	—

Loss before income taxes, equity in net losses of affiliates, minority interest, cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(99,217)	(5,258)	(136,867)	(3,714)
Income tax provision	(1,867)	(4,043)	(3,849)	(9,571)

Loss before equity in net losses of affiliates, minority interest, cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(101,084)	(9,301)	(140,716)	(13,285)
Equity in net losses of affiliates, net of taxes	(8,335)	(13,200)	(16,838)	(29,150)
Minority interest, net of taxes	15	(68)	(24)	6

Loss before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(109,404)	(22,569)	(157,578)	(42,429)
Cumulative effect of change in accounting principle, net of taxes of $13,809 in 2002	—	—	—	(876,500)
Extraordinary gain on acquisition of minority interest, net of taxes	13,615	—	13,615	—

Net loss	(95,789)	(22,569)	(143,963)	(918,929)
Preferred dividends	(3,360)	(46,810)	(6,720)	(58,773)

Net loss applicable to common shareholders	$(99,149)	$(69,379)	$(150,683)	$(977,702)

Basic and diluted loss per share:
Before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	$(2.57)	$(1.94)	$(3.77)	$(2.91)
Cumulative effect of change in accounting principle	—	—	—	(25.22)
Extraordinary gain on acquisition of minority interest	0.31	—	0.31	—

Loss per share	$(2.26)	$(1.94)	$(3.46)	$(28.13)

Weighted average shares outstanding:
Basic and diluted	43,850	35,817	43,531	34,761

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

		As Restated
		(See Note 4)
Operating activities:
Net loss	$(143,963)	$(918,929)
Non-cash items:
Equity in net losses of affiliates, net of taxes	16,838	37,348
Minority interest, net of taxes	24	(6)
Cumulative effect of change in accounting principle, net of taxes	—	876,500
Extraordinary gain on acquisition of minority interest, net of taxes	(13,615)	—
Deferred taxes	3,395	13,232
Depreciation and amortization	89,215	95,222
Provisions for inventory obsolescence	23,957	12,338
Loss on cancellation of deposit	23,500	—
Loss on acceleration of receipt of long-term receivables	10,893	—
Charge on vendor financing receivables	10,008	—
Accrual for Alcatel settlement	8,000	—
Provisions for bad debts	1,799	1,735
Gain on investment	(17,900)	—
Interest	(845)	(529)
Changes in operating assets and liabilities:
Accounts receivable	(4,509)	(2,799)
Contracts-in-process	68,359	(4,774)
Inventories	(1,683)	(10,856)
Long-term receivables	54,588	(2,268)
Deposits	—	50,200
Other current assets and other assets	25,082	17,188
Accounts payable	(13,480)	(31,112)
Accrued expenses and other current liabilities	(9,116)	5,986
Customer advances	(50,787)	(10,940)
Income taxes payable	(872)	540
Pension and other postretirement liabilities	5,479	4,425
Long-term liabilities	(6,263)	(19,626)
Other	(110)	88

Net cash provided by operating activities	77,994	112,963

Investing activities:
Capital expenditures	(49,900)	(97,294)
Proceeds from sale of investment	45,908	—
Investments in and advances to affiliates	(11,715)	(21,714)

Net cash used in investing activities	(15,707)	(119,008)

Financing activities:
Borrowings under revolving credit facilities	66,000	86,000
Repayments under term loans	(32,500)	(32,500)
Repayments under revolving credit facilities	—	(84,000)
Interest payments on 10% senior notes	(30,635)	—
Repayments of other long-term obligations	(2,007)	(2,000)
Payment of bank amendment costs	(5,131)	—
Preferred dividends	—	(20,878)
Proceeds from stock issuances	3,817	7,154

Net cash used in financing activities	(456)	(46,224)

Increase (decrease) in cash and cash equivalents	61,831	(52,269)
Cash and cash equivalents — beginning of period	65,936	159,949

Cash and cash equivalents — end of period	$127,767	$107,680

Non-cash activities:
Unrealized (losses) gains on available-for-sale securities, net of taxes	$(2,513)	$1,516

Accrual of preferred dividends	$6,720	—

Unrealized net gains (losses) on derivatives, net of taxes	$332	$(779)

Conversion of Series C preferred stock and Series D preferred stock and related issuance of additional common shares on conversion	$—	$256,444

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business

      Loral Space & Communications Ltd. (“Loral” or the “Company”, which terms shall include its subsidiaries unless otherwise indicated or the context requires) together with its subsidiaries is one of the world’s leading satellite communications companies with substantial activities in satellite-based communications services and satellite manufacturing. Loral is organized into two operating businesses (see Note 14):

Fixed Satellite Services (“FSS”). The Company leases transponder capacity to customers for various applications, including television and cable broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television (“DTH”) and provides satellite telemetry, tracking and control (“TT&C”) and related professional services to its customers. Loral also provides network services such as managed communications networks, Internet and intranet services, business television and business media services to customers.

Satellite Manufacturing and Technology. The Company designs and manufactures satellites and space systems and develops satellite technology for a broad variety of customers and applications through Space Systems/ Loral, Inc. (“SS/L”).

2.	Recent Events — Sale of Assets and Bankruptcy Filings

      On July 15, 2003, Loral Space & Communications Corporation, Loral SpaceCom Corporation and Loral Satellite, Inc. (collectively, the “Sellers”), direct or indirect subsidiaries of Loral, entered into a definitive agreement (the “Asset Purchase Agreement”) to sell to Intelsat, Ltd. and Intelsat (Bermuda), Ltd. (together, the “Purchasers”), all of the Sellers’ domestic fixed satellite services satellites, comprised of five satellites currently in-orbit (one of which has just been launched and is undergoing in-orbit testing) and one under construction, as well as certain other net assets for up to $1.1 billion in cash, subject to certain price adjustments related to Sellers’ ability to achieve specified operating parameters prior to the closing. The net book value of the satellites to be sold was approximately $940 million and the other net liabilities of the disposal group was approximately $25 million as of June 30, 2003. Consummation of the transaction is conditioned on the conduct of an auction by the bankruptcy court in Sellers’ Chapter 11 Cases (as defined below), that certain operating parameters continue to be met with respect to the assets being sold, receipt of the approval of the Federal Communications Commission and certain other closing conditions typical for transactions of this type. Loral expects to use most of the proceeds from the sale of the assets to repay its outstanding secured bank debt. The Chapter 11 Cases will enable the Sellers to sell the six North American satellites to the Purchasers free and clear of any encumbrances. There can be no assurance, however, that the transaction contemplated by the Asset Purchase Agreement will be consummated.

      Also on July 15, 2003, Loral and certain of its subsidiaries (the “Debtor Subsidiaries”), including the Sellers, SS/ L and Loral Orion, Inc. (“Loral Orion”), filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)) (the “Chapter 11 Cases”). Loral and its Debtor Subsidiaries, including the Sellers, continue to manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code.

      Also on July 15, 2003, Loral and one of its Bermuda subsidiaries filed parallel insolvency proceedings in the Supreme Court of Bermuda (the “Bermuda Court”). On such date, the Bermuda Court granted an order appointing Philip Wallace, Chris Laverty and Michael Morrison, partners of KPMG, as Joint Provisional Liquidators (“JPLs”) in respect of the Company and the Bermuda subsidiary. The Bermuda Court granted the JPLs the power to oversee the continuation and reorganization of these companies’ businesses under the

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

control of their boards of directors and under the supervision of the U.S. Bankruptcy Court and the Bermuda Court. The JPLs have not audited the contents of this report.

      As a result of Loral’s and the Debtor Subsidiaries’ voluntary petitions for reorganization, Loral’s prepetition debt obligations (aggregating approximately $2.1 billion at June 30, 2003) have been accelerated and are immediately due and payable and Loral’s other prepetition debt obligations are subject to acceleration (see Note 10). A creditors’ committee has been appointed in the Chapter 11 Cases to represent all unsecured creditors, including all holders of Loral’s and Loral Orion’s senior unsecured notes, and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. At this point, it is not possible to predict with certainty when a plan of reorganization will be confirmed by the Bankruptcy Court in the Chapter 11 Cases or how any such plan will treat the claims of prepetition creditors.

      During the pendency of the Chapter 11 Cases, Loral’s business will be subject to risks and uncertainties relating to the Chapter 11 Cases. For example, the Chapter 11 Cases could adversely affect relationships with Loral’s customers, suppliers and employees, which could adversely affect the going concern value of the business and of its assets, particularly if the Chapter 11 Cases are protracted. Also, transactions outside the ordinary course of business will be subject to the prior approval of the Bankruptcy Court which may limit Loral’s ability to respond to certain market events or take advantage of certain market opportunities, and, as a result, Loral’s operations could be materially adversely affected.

      As a result of the commencement of the Chapter 11 Cases, the pursuit of all pending claims and litigation against Loral and its Debtor Subsidiaries arising prior to or relating to events which occurred prior to the commencement of the Chapter 11 Cases is generally subject to an automatic stay under Section 362 of the Bankruptcy Code, and, absent further order of the Bankruptcy Court, no party may take any action to recover any prepetition claims, enforce any lien against or obtain possession of any property from Loral or its Debtor Subsidiaries. In addition, pursuant to Section 365 of the Bankruptcy Code, Loral and its Debtor Subsidiaries may reject or assume prepetition executory contracts and unexpired leases, and parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court which will be addressed in the context of the Chapter 11 Cases.

      On July 15, 2003, the New York Stock Exchange suspended trading of Loral’s common stock and has informed the Company that it intends to initiate proceedings to delist Loral’s securities. Loral’s common stock is being quoted under the ticker symbol LRLSQ on the Pink Sheets Electronic Quotation Service and on the Over-The-Counter Bulletin Board service. The Company anticipates that, in any plan of reorganization ultimately confirmed by the Bankruptcy Court, the common and preferred stock of the Company will, at best, be severely diluted and may be eliminated entirely, with the result that common and preferred stockholders would receive no distribution.

3.     Basis of Presentation

      The condensed consolidated financial statements have been prepared assuming the Company in its current structure will continue as a going concern. The factors mentioned in Note 2 above, however, among other things, raise substantial doubt about Loral’s ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ability of the Company to continue as a going concern is dependent on a number of factors including, but not limited to, the Company’s development of a plan of reorganization, confirmation of the plan by the Bankruptcy Court, customer and employee retention and the Company’s ability to continue to provide high quality services. If a plan of reorganization is not confirmed and implemented, the Company may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery that the Company’s creditors would receive in such liquidation. The condensed consolidated financial

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company is forced to liquidate.

      During 2002 and the first six months of 2003, Loral took a number of steps to conserve cash on hand by reducing its operating expenses, suspending payment of cash dividends on its preferred stock and closely monitoring capital expenditures. While Loral believes that it currently has adequate cash on hand and cash flow from operations to continue normal operations and customer support through October 2003, it is reviewing the need to obtain third-party debtor-in-possession (DIP) financing, as it continues to evaluate its liquidity needs on an ongoing basis.

      The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. The December 31, 2002 balance sheet has been derived from the audited consolidated financial statements at that date. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Loral included in Loral’s latest Annual Report on Form 10-K.

      On June 4, 2003, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock at a ratio of one-for-ten, resulting in a new par value of $0.10 per common share. The reverse stock split became effective after the close of business on June 13, 2003. All references to common stock and per share amounts for all prior periods presented have been retroactively restated to reflect this reverse stock split.

Income Taxes

      Loral continues to record a 100% valuation allowance against its domestic net deferred tax asset under the criteria of SFAS No. 109, Accounting for Income Taxes. Therefore, no benefit was recorded on the domestic loss for the three and six months ended June 30, 2003, while a provision was recorded on the domestic income for the three and six months ended June 30, 2002.

Reclassifications

      Certain reclassifications have been made to conform prior year amounts to the current year’s presentation.

4.     Restatement

      Prior to the first quarter of 2003, management evaluated the financial performance of the satellite manufacturing and technology segment in accordance with accounting principles applicable to government contracts, whereby all costs incurred, including general and administrative costs, were allocated to programs. The required adjustment to conform to U.S. generally accepted accounting principles for commercial contracts and self constructed assets was previously reflected in consolidation eliminations. Subsequent to the filing of the Company’s September 30, 2002 Form 10-Q, the Company determined that it had miscalculated this adjustment in its eliminations and has restated its reported results for the second quarter of 2002 to reflect

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the correct amounts. The following is a summary of the significant effects of the restatement (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2002		June 30, 2002

	Previously	As	Previously
	Reported	Restated	Reported	As Restated

Total revenues	$316,360	$316,360	$624,536	$624,536
Cost of satellite sales	193,857	202,890	380,288	389,318
Operating income	17,708	8,675	32,413	23,380
Income tax provision	(7,724)	(4,043)	(13,252)	(9,571)
Loss before equity in net losses of affiliates, minority interest and cumulative effect of change in accounting principle	(3,949)	(9,301)	(7,933)	(13,285)
Equity in net losses of affiliates, net of taxes	(12,644)	(13,200)	(28,594)	(29,150)
Loss before cumulative effect of change in accounting principle	(16,661)	(22,569)	(36,521)	(42,429)
Cumulative effect of change in accounting principle, net of taxes	—	—	(876,500)	(876,500)
Net loss applicable to common shareholders	(63,471)	(69,379)	(971,794)	(977,702)
Loss per share:
Before cumulative effect of change in accounting principle	$(1.77)	$(1.94)	$(2.74)	$(2.91)
Cumulative effect of change in accounting principle	—	—	(25.22)	(25.22)

Loss per share	$(1.77)	$(1.94)	$(27.96)	$(28.13)

5.     Accounting for Stock Based Compensation

      In accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), an amendment of SFAS 123, presented below are the pro forma results as if the Company applied the fair value based method of accounting for stock-based employee compensation. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six to twelve months following vesting; stock volatility, 90%; risk free interest rate, 2.4% to 6.6% based on date of grant; and no dividends during the expected term. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The following table summarizes what the

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s pro forma net loss and pro forma loss per share would have been if the fair value method under SFAS 123 was used (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		As Restated		As Restated
Reported loss before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	$(109.4)	$(22.6)	$(157.6)	$(42.4)
Add: Total stock based compensation charged to operations under the intrinsic value method, net of taxes	—	—	—	0.6
Less: Total stock based employee compensation determined under the fair value method for all awards, net of taxes	(1.7)	(2.2)	(2.3)	(5.0)

Pro forma net loss before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(111.1)	(24.8)	(159.9)	(46.8)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(876.5)

Extraordinary gain on acquisition of minority interest, net of taxes	13.6	—	13.6	—

Pro forma net loss	(97.5)	(24.8)	(146.3)	(923.3)
Preferred dividends	(3.4)	(46.8)	(6.7)	(58.8)

Pro forma net loss applicable to common shareholders	$(100.9)	$(71.6)	$(153.0)	$(982.1)

Reported basic and diluted loss per share before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	$(2.57)	$(1.94)	$(3.77)	$(2.91)
Pro forma basic and diluted loss per share before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	$(2.61)	(2.00)	$(3.83)	(3.04)
Reported loss per share applicable to common shareholders	$(2.26)	(1.94)	$(3.46)	(28.13)
Pro forma loss per share applicable to common shareholders	$(2.30)	(2.00)	$(3.51)	(28.25)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Comprehensive Loss

      The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		As Restated		As Restated
Net loss	$(95,789)	$(22,569)	$(143,963)	$(918,929)
Cumulative translation adjustment	5	332	426	88
Unrealized (losses) gains on available-for-sale securities, net of taxes	(2,513)	(4,978)	(2,513)	1,516
Net increase (decrease) in foreign currency exchange contracts	223	(1,996)	453	(1,279)
Reclassifications into revenue and cost of sales from other comprehensive income	(260)	1,145	382	500
Reclassifications into interest expense from other comprehensive income for anticipated transactions that are no longer probable	(59)	—	(504)	—
Less: realized gains on available-for-sale securities included in net loss	(10,421)	—	—	—

Comprehensive loss	$(108,814)	$(28,066)	$(145,719)	$(918,104)

7.     Contracts-in-Process

	June 30,	December 31,
	2003	2002

	(In thousands)
Amounts billed	$25,618	$63,737
Unbilled receivables	8,694	49,417

	$34,312	$113,154

      Unbilled amounts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed in accordance with the contract terms, typically upon shipment of the product, achievement of contractual milestones, or completion of the contract and, at such time, are reclassified to billed receivables.

      Recently, counterparties have declined to renew yen denominated forward contracts. The inability to enter into forward contracts exposes SS/L’s future revenues, costs and cash associated with anticipated yen denominated receipts and payments to currency fluctuations. As of June 30, 2003, SS/L had the following amounts denominated in Japanese Yen that were substantially hedged (in millions):

	Japanese Yen	U.S. $

Future revenues	¥3,646	$30.5
Future expenditures	860	7.3
Contracts-in-process	1,991	16.6

      Upon filing Chapter 11, SS/L’s hedges were cancelled leaving SS/L vulnerable to foreign currency fluctuations in the future.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Investments in and Advances to Affiliates

      Investments in and advances to affiliates consist of (in thousands):

	June 30,	December 31,
	2003	2002

Satmex equity investments	$38,046	$50,761
XTAR equity investments	32,167	24,575
Globalstar:
Acquired notes and loans ($630 million principal and accrued interest)	17,594	20,107
Vendor financing ($250 million principal and accrued interest)	—	—

	$87,807	$95,443

      Equity in net (losses) income of affiliates, net of taxes, consists of (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		As Restated		As Restated
Satmex	$(7,822)	$(3,437)	$(13,334)	$(11,033)
XTAR	(957)	(739)	(4,152)	(1,092)
Europe*Star	—	(7,568)	—	(13,683)
Globalstar and Globalstar service provider partnerships	444	(1,456)	648	(3,342)

	$(8,335)	$(13,200)	$(16,838)	$(29,150)

      The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		As Restated		As Restated
Revenues	$8,244	$27,947	$23,934	$50,589
Investment income	295	294	589	588
Interest expense capitalized on development stage enterprise	—	270	428	397
Profits relating to affiliate transactions not eliminated, net of taxes	1,604	1,452	2,288	2,608
Elimination of Loral’s proportionate share of profits relating to affiliate transactions, net of taxes	(1,695)	(1,514)	(2,814)	(2,639)
Amortization of deferred credit and profits relating to investments in affiliates	262	326	523	254

          Satmex

      In order to fund the construction, insurance and launch of Satmex 6, Satmex has obtained preliminary approvals for export credit agency financings and is working on a proposed private placement of $70 million of secured notes. These financings, however, are subject to, among other things, the extension of Satmex’s 2004

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt maturities. To conserve cash, Satmex did not make the August 1, 2003 interest payment of $16.2 million on those notes and has until August 30, 2003 to cure such default. If Satmex is unable to complete its proposed financing transactions, it will not have sufficient liquidity to complete the launch of Satmex 6 or service its debt. In that case, Satmex would default on its outstanding indebtedness and would seek to reorganize under either Chapter 11 of the United States Bankruptcy Code or Mexican reorganization law or both. In such event, the Company’s investment in Satmex of $38 million at June 30, 2003 would be materially and adversely affected. Moreover, while Satmex has previously deposited the remaining milestone payments due under its satellite construction contract with SS/L in a trust account for the benefit of SS/L, SS/L’s ability to recover any other amounts due under the contract, including orbital incentive payments, would be materially and adversely affected.

          XTAR

      XTAR, L.L.C. (“XTAR”), a joint venture between Loral and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”), a consortium comprised of leading Spanish telecommunications companies, including Hispasat, S.A., and agencies of the Spanish government, plans to construct and launch an X-band satellite to provide X-band services to government users in the United States and Spain, as well as other friendly and allied nations. XTAR is owned 56% by Loral (accounted for under the equity method since the Company does not control certain significant operating decisions) and 44% by Hisdesat. In addition, XTAR has agreed to lease certain transponders on the Spainsat satellite, which is being constructed by SS/L for Hisdesat. As of June 30, 2003, the partners in proportion to their respective ownership interests have contributed $55 million to XTAR. XTAR is seeking to raise the remaining amount of the funds it needs to construct and launch its satellite through vendor and other third-party financings. If XTAR is unable to raise the remaining funds it needs to construct, launch and operate its satellite, the Company’s investment in XTAR of $32 million at June 30, 2003 would be adversely affected. Due to the uncertainty regarding XTAR’s ability to raise the remaining funds, SS/L stopped recognizing revenues and profits associated with the construction of the satellite as of April 1, 2003, and has treated the unpaid costs incurred during the second quarter of 2003 associated with such satellite (aggregating $11 million) as an increase to Loral’s investment account balance.

          Globalstar

      The Company accounts for its investment in Globalstar, L.P.’s (“Globalstar”) $500 million credit facility at fair value, with changes in the value (net of taxes) recorded as a component of other comprehensive loss.

      During the second quarter of 2002, the Company recorded a $9 million charge to equity in net losses of affiliates relating to liabilities it had guaranteed in connection with a Globalstar service provider partnership.

      In connection with recording its share of Globalstar’s operating losses in 2000, the Company recorded as a charge to equity in net losses of affiliates $22.3 million representing the estimated probable uncollectible costs relating to subcontractor obligations to be incurred by the Company on Globalstar’s behalf. In the second quarter of 2002, the Company recovered a claim from a vendor on the Globalstar program. Of this recovery, $14 million ($8 million after taxes) is reflected in the statement of operations as equity income related to Globalstar, which, when combined with the recovery of $8.5 million ($5.5 million, after taxes) recorded in 2001, fully offset the probable uncollectible costs originally recorded.

      On April 8, 2003, Loral signed a settlement and release agreement with Globalstar and Globalstar’s official creditors committee to resolve certain issues related to Globalstar and Globalstar’s restructuring (the “Settlement”). The Settlement was approved on April 14, 2003 by the Bankruptcy Court (the “Court”) and closed on July 10, 2003. Among other things, the Settlement provided that Globalstar grants to Loral, subject to certain conditions, a general release of all claims Globalstar might have against Loral; approximately 50% of Loral’s unsecured claims against Globalstar are allowed, or approximately $438 million; and the debt owed to Globalstar by three foreign service providers, in which Loral has a substantial equity interest (Globalstar do

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Brasil, Globalstar de Mexico and GlobalTel), of an aggregate of $5.5 million has been set off against amounts otherwise due to Loral from the Globalstar Canadian service providers. In consideration, Loral has transferred to Globalstar eight spare satellites ordered by Globalstar but not fully paid for; certain agreements relating to a joint venture in which Loral is a participant and that provided the joint venture with exclusivity in marketing certain Globalstar services in the U.S. have been terminated, with a new joint venture formed between Globalstar (75%) and Loral (25%), which is under the management and control of Globalstar, to be the exclusive reseller of Globalstar encrypted, end-to-end services to certain governmental agencies in the U.S. and non-exclusively to other customers in the U.S.; the FCC license authorizing the Globalstar service, which in any event was being held by a joint venture in which Loral is a participant for the exclusive benefit of Globalstar, will be transferred to Globalstar; Loral’s equity interest in the Globalstar Canadian service providers have been transferred to Globalstar; a $11.5 million obligation of the Canadian service providers owed to Loral has been reduced by $5.5 million (described above) and the remaining debt obligation has been converted from a demand note into two five-year term notes of $4.4 million and $1.6 million, respectively; Loral’s unsecured claims against Globalstar will be reduced by approximately 50% or approximately $438 million when Globalstar emerges from bankruptcy; the unused prepayment ($2,260,000) on a Globalstar contract under which there is a stop work order has been returned to Globalstar by Loral; a $250,000 termination fee that may come due under that contract has been waived; Loral will cooperate toward a reorganization of Globalstar; and the Loral employees on Globalstar’s management committee have resigned. Loral does not expect any material impact on its results of operations or financial position as a result of this Settlement.

      One of Globalstar’s creditors filed with the Court on April 24, 2003 a motion seeking reconsideration by the Court of the Court’s approval of the Settlement. The Court denied this motion for reconsideration on May 30, 2003, and, on June 9, 2003, the creditor filed a notice of appeal of the Court’s order approving the Settlement. Although the Company believes that the appeal, which is currently pending, is without merit, no assurance can be given in this regard or as to what relief, if any, might be granted in the event the appeal were to be successful.

      On April 28, 2003, Globalstar and ICO Global Communications (Holdings) Limited (“ICO”) received Court approval for ICO to acquire a majority interest in a reorganized Globalstar. The Court approved the sale of Globalstar’s assets to a new company to be controlled by ICO in exchange for an investment of $55 million for which ICO will receive a 54% equity stake in the new operating company. Closing of the transaction is subject to regulatory approvals prior to any license transfers and to consent by QUALCOMM Incorporated to several business issues and certain conditions precedent. The Court-approved sale supersedes an earlier proposal that had been made by Thermo Capital Partners. In addition to ICO’s 54% stake in the newly-formed company, the remaining equity will be distributed to Globalstar’s creditors, which include Loral (approximately 6%), QUALCOMM Incorporated and holders of Globalstar bonds. Globalstar will file a plan of reorganization with the Court, and has stated that it expects to complete its Chapter 11 process later this year.

          Europe*Star

      In the fourth quarter of 2002, the Company’s investment in Europe*Star Limited (“Europe*Star”) was reduced to zero. Accordingly, there is no longer any requirement for Loral to provide for its allocated share of Europe*Star’s net losses subsequent to December 31, 2002. In addition, pursuant to the master settlement agreement with Alcatel, on June 30, 2003, Loral transferred to Alcatel its minority interest in Europe*Star (see Note 12).

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents summary statement of operations data of Loral’s affiliates Satmex and Europe*Star (in thousands):

	Three Months Ended June 30,

	2003		2002

	Satmex	Europe*Star	Satmex	Europe*Star

Statement of operations data:
Revenues	$19,385	$5,727	$20,400	$3,622
Operating loss	(1,364)	(3,105)	(708)	(6,244)
Net loss	(7,200)	(13,827)	(87)	(14,680)
Net loss applicable to common shareholders	(7,577)		(464)
Net loss applicable to shareholders		(13,827)		(14,680)

	Six Months Ended June 30,

	2003		2002

	Satmex	Europe*Star	Satmex	Europe*Star

Statement of operations data:
Revenues	$40,188	$10,218	$43,009	$8,119
Operating (loss) income	(2,075)	(7,376)	467	(12,683)
Net loss	(13,904)	(31,080)	(7,740)	(28,781)
Net loss applicable to common shareholders	(14,658)		(8,494)
Net loss applicable to shareholders		(31,080)		(28,781)

9.     Accounting for Goodwill and Other Acquired Intangible Assets

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

          Goodwill

      In accordance with SFAS 142, the Company’s previously recognized cost in excess of net assets acquired (“goodwill”) of $892 million for business acquisitions accounted for under the purchase method of accounting completed prior to July 1, 2001, was reviewed under the new transitional guidance as of January 1, 2002. Goodwill had been previously assigned to the Company’s business segments as follows (based on the net book value at December 31, 2001): FSS $606 million and satellite manufacturing and technology $286 million. The Company hired professionals in the valuation consulting business to determine the fair value of each of the Company’s reporting units. Since there were no quoted market prices in active markets for the Company’s reporting units, the measurement of fair value for each reporting unit was based on the best information available for that reporting unit, including reasonable and supportable assumptions and projections, as follows: (1) FSS — public company trading multiples and merger and acquisition transaction multiples and (2) satel-

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lite manufacturing and technology — future discounted cash flows. Based on the fair values concluded on by those professionals, management determined that the goodwill for each of the Company’s reporting units under the new guidance in SFAS 142 was fully impaired. Accordingly, as of January 1, 2002, the Company recorded a non-cash charge for the cumulative effect of the change in accounting principle of $892 million before taxes ($877 million after taxes).

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

      Other acquired intangible assets are included in other assets in the Company’s condensed consolidated balance sheets as follows (in millions):

	June 30, 2003		December 31, 2002

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Regulatory fees	$22.7	$(5.4)	$22.7	$(4.6)
Other intangibles	13.0	(9.3)	13.0	(8.4)

Total	$35.7	$(14.7)	$35.7	$(13.0)

      The weighted average remaining amortization period for regulatory fees was 12 years and for other intangibles was two years, as of June 30, 2003.

      Total pre-tax amortization expense for other acquired intangible assets was $0.9 for both the three months ended June 30, 2003 and 2002 and $1.7 million for both the six months ended June 30, 2003 and 2002. Annual pre-tax amortization expense for other acquired intangible assets for the five years ended December 31, 2007 is estimated to be as follows (in millions):

2003	$3.4
2004	3.3
2005	2.5
2006	1.4
2007	1.4

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt

	June 30,	December 31,
	2003	2002

	(In thousands)
Loral Orion 10.00% Senior notes due 2006:
Principal amount	$612,704	$612,704
Accrued interest (deferred gain on debt exchanges)	214,446	245,080
Loral Satellite term loan, 5.75% and 5.60% at June 30, 2003 and December 31, 2002, respectively	226,500	249,000
Loral Satellite revolving credit facility, 5.75% and 4.67% at June 30, 2003 and December 31, 2002, respectively	200,000	179,000
Loral SpaceCom term loan facility, 5.25% and 5.03% at June 30, 2003 and December 31, 2002, respectively	350,000	360,000
Loral SpaceCom revolving credit facility, 5.25% and 5.05% at June 30, 2003 and December 31, 2002, respectively	185,000	140,000
9.50% Senior notes due 2006	350,000	350,000
Export-import credit facility	5,361	6,434
Other	—	535
Non-recourse debt of Loral Orion:
11.25% Senior notes due 2007 (principal amount $37 million)	39,431	39,762
12.50% Senior discount notes due 2007 (principal amount at maturity and accreted principal amount $49 million)	53,469	53,982
Other	7,091	8,028

Total debt	2,244,002	2,244,525
Less, current maturities	2,244,002	131,898

	$—	$2,112,627

      Loral currently has approximately $2.2 billion in debt (including future accrued interest of $214 million associated with the deferred gain on the Loral Orion debt exchanges), which mainly resulted from its investments in Globalstar as well as the rapid build-up of its FSS fleet. This debt includes $962 million of bank debt that is secured by liens on the assets of Loral SpaceCom Corporation (“Loral SpaceCom”) and Loral Satellite, Inc. (“Loral Satellite”), consisting primarily of Loral’s satellite manufacturing and domestic FSS assets. As a result of filing Chapter 11, Loral expects that it will continue to pay interest only on its bank debt, which will significantly reduce its cash interest payments. Loral expects to use most of the proceeds from the sale of the North American satellites to the Purchasers to repay its outstanding secured bank debt.

      As a result of Loral’s and the Debtor Subsidiaries’ voluntary petitions for reorganization, Loral’s prepetition debt obligations (aggregating approximately $2.1 billion at June 30, 2003) have been accelerated and are immediately due and payable and Loral’s other prepetition debt obligations are subject to acceleration and have been reclassified to current liabilities. A creditors’ committee has been appointed in the Chapter 11 Cases to represent all unsecured creditors, including all holders of Loral’s and Loral Orion’s senior unsecured notes, and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. At this point, it is not possible to predict with certainty when a plan of reorganization will be confirmed by the Bankruptcy Court in the Chapter 11 Cases or how any such plan will treat the claims of prepetition creditors.

      As stated above, substantially all of the assets of Loral SpaceCom and Loral Satellite constitute collateral security for the obligations that are owed to their bank lenders. Under the provisions of the Bankruptcy Code, Loral SpaceCom and Loral Satellite are not authorized to use the existing cash or cash proceeds of this

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collateral (the “Cash Collateral”) without either an order of the Bankruptcy Court authorizing the use of the Cash Collateral or the consent of their bank lenders.

      On the date the Chapter 11 cases were commenced, the Bankruptcy Court entered an order authorizing the debtors to use the Cash Collateral to fund all operating expenses associated with their businesses in accordance with an agreed upon budget and in accordance with certain other terms set forth in the order. The use of the Cash Collateral can be terminated by the bank lenders upon the occurrence of certain events specified in the order, including the failure of the debtors and the bank lenders to agree on a budget for the further use of the Cash Collateral for the period subsequent to September 9, 2003, the failure of the debtors to comply with certain obligations contained in the order, or the failure of the debtors to achieve certain milestones with respect to the proposed sale of certain of the debtors’ assets to the Purchasers. In the event the debtors’ ability to use the Cash Collateral were terminated, the debtors would still have the right to seek the authority of the Bankruptcy Court to use the Cash Collateral notwithstanding any objection by the bank lenders. There can be no assurance that the Bankruptcy Court would grant such request.

11.     Equity

      As a result of the Company’s voluntary petitions for reorganization, on July 15, 2003, the New York Stock Exchange (“NYSE”) suspended trading of Loral’s common stock and has informed the Company that it intends to initiate proceedings to delist Loral’s securities. Loral’s common stock is being quoted under the ticker symbol LRLSQ on the Pink Sheets Electronic Quotation Service and on the Over-The-Counter Bulletin Board service. The Company anticipates that in any plan of reorganization ultimately confirmed by the Bankruptcy Court, the common and preferred stock of the Company will, at best, be severely diluted and may be eliminated entirely, with the result that common and preferred stockholders would receive no distribution.

Common Stock

      In August 2002, the Company received notice from the NYSE that its common stock price failed to meet the NYSE listing requirement of maintaining a trading price over $1.00. In response, the Company requested from its shareholders, and received at its May 29, 2003 annual shareholders’ meeting, authority to effect a reverse stock split of the Company’s common stock. On June 4, 2003, the Company’s Board of Directors approved the reverse stock split of the Company’s common stock at a ratio of one-for-ten, resulting in a new par value of $0.10 per common share (previously $0.01 par value per common share). The reverse stock split became effective after the close of business on June 13, 2003 and reduced the number of shares of common stock then outstanding from approximately 440 million to approximately 44 million.

      At its annual shareholders’ meeting on May 29, 2003, the Company obtained shareholder approval to increase the authorized number of shares of its common stock from 75,000,000 to 125,000,000 (as adjusted for the above-mentioned reverse stock split).

      Loral completed an exchange offer for certain of its outstanding stock options on March 7, 2003. In connection with this exchange offer, Loral accepted and cancelled existing stock options to purchase an aggregate of 1,488,440 shares of common stock that were tendered in the exchange offer and agreed to grant, in exchange, new stock options to purchase an aggregate of 602,149 shares of common stock. The new options were to have been granted, subject to the terms and conditions of the exchange offer, on September 8, 2003. As a result of Loral’s Chapter 11 filing, however, Loral will not be able to grant the new stock options. Any claims or rights that option holders whose options were cancelled may have, will be addressed in the context of the Chapter 11 Cases.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock

      The Company’s 6% Series C convertible redeemable preferred stock (“the Series C Preferred Stock”) and 6% Series D convertible redeemable preferred stock (“the Series D Preferred Stock”) have mandatory redemption dates in 2006 and 2007, respectively. The Company has the right to make mandatory redemption payments to the holders in either cash or common stock, or a combination of the two. As a result of obtaining shareholder approval to increase the authorized number of shares of the Company’s common stock to 125,000,000, the Company would be able to effect payment of the total mandatory redemptions in common stock based on the volume weighted average daily price of the Company’s common stock as defined at June 30, 2003. Accordingly, as of June 30, 2003, all of the Company’s outstanding preferred stock was classified within the shareholders’ deficit section of the condensed consolidated balance sheet (see Note 15).

      Based upon the price of the Company’s common stock at December 31, 2002, the Company did not have available a sufficient number of authorized shares of its common stock to effect payment of the total mandatory redemptions in common stock in 2006 and 2007. Accordingly, as of December 31, 2002, the Company classified an aggregate of $125 million of its Series C Preferred Stock and Series D Preferred Stock outside the shareholders’ deficit section of the balance sheet, based on the average of the volume weighted average daily price of the Company’s common stock as defined. As a consequence of the Chapter 11 Cases, it is not likely that a mandatory redemption will occur.

      In August 2002, Loral’s Board of Directors approved a plan to suspend indefinitely the future payment of dividends on its two series of preferred stock. Accordingly, Loral has deferred the payments of quarterly dividends due on its Series C Preferred Stock and the payments of quarterly dividends due on its Series D Preferred Stock. Dividends on the two series continue to accrue. In the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the Series C Preferred Stock, subject to the applicable effects of the Chapter 11 Cases and Loral’s Bermuda insolvency proceedings, the terms of the Series C Preferred Stock provide that holders of the majority of the outstanding Series C Preferred Stock will be entitled to elect two additional members to Loral’s Board of Directors. In the event accrued and unpaid dividends accumulate to an amount equal to six consecutive quarterly dividends on the Series D Preferred Stock, subject to the applicable effects of the Chapter 11 Cases and Loral’s Bermuda insolvency proceedings, the terms of the Series D Preferred Stock provide that holders of the majority of the outstanding Series D Preferred will be entitled to elect two additional members to Loral’s Board of Directors. As of June 30, 2003, accrued and unpaid dividends of $12 million represented three quarterly dividend payments outstanding.

      During the second quarter of 2002, in privately negotiated exchange transactions, Loral converted 1.8 million shares of its Series C Preferred Stock and 2.7 million shares of its Series D Preferred Stock into 3.1 million shares of its common stock. In connection with these transactions, Loral incurred non-cash dividend charges of $38 million, which primarily relate to the difference between the value of the common stock issued in the exchanges and the value of the shares that were issuable under the stated conversion terms of the preferred stock. The non-cash dividend charges had no impact on Loral’s total shareholders’ deficit as the offset was an increase in common stock and paid-in capital.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Commitments and Contingencies

      SS/L has deferred revenue and established warranty obligations relating to satellites sold to customers which could be impacted by future performance. A reconciliation of such deferred amounts for the six months ended June 30, 2003 is as follows (in millions):

Balance of deferred amounts at January 1, 2003	$14.1
Accruals for deferred amounts issued during the period	—
Accruals relating to pre-existing contracts (including changes in estimates)	2.3

Balance of deferred amounts at June 30, 2003	$16.4

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

      Fourteen of the satellites built by SS/L and launched since 1997, seven of which are owned and operated by Loral’s subsidiaries or affiliates, have experienced minor losses of power from their solar arrays. Although to date, neither the Company nor any of the customers using the affected satellites have experienced any degradation in performance, there can be no assurance that one or more of the affected satellites will not experience additional power loss that could result in performance degradation, including loss of transponder capacity or reduction in power transmitted. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred and the number and type of use being made of transponders then in service. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities of the remaining transponders. In the case of one satellite, Loral Skynet has removed one transponder from service in order to maintain proper power balance for the remaining transponders, none of which have been degraded in performance as a result of the power loss. A complete or partial loss of satellites could result in a loss of orbital incentive payments and, in the case of satellites owned by Loral subsidiaries and affiliates, a loss of revenues and profits. With respect to satellites under construction and construction of new satellites, based on its investigation of the matter, SS/L has identified and has implemented remediation measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, the Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In September 2001, the PAS 7 satellite built by SS/L for PanAmSat experienced an electrical power failure on its solar arrays that resulted in the loss of use of certain transponders on the satellite. Also, the PAS 8 satellite has experienced minor losses of power from its solar arrays, the cause of which is unrelated to the loss of power on the PAS 7 satellite. On June 30, 2003, PanAmSat commenced an arbitration claiming that under its contract with SS/L it is entitled to $23.7 million as a result of these losses. As a result of SS/L’s Chapter 11 filing, this arbitration is subject to the automatic stay and further proceedings in the matter have been suspended. See Part II, Item 1, Legal Proceedings. In addition, a Loral Skynet satellite has experienced a minor loss of power from its solar arrays, the cause of which may be similar to the cause of the PAS 7 anomaly. SS/L believes, however, that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, SS/L does not believe that these anomalies will affect other on-orbit satellites built by SS/L.

      SS/L has contracted to build a spot beam, Ka-band satellite for a customer planning to offer broadband data services directly to the consumer. SS/L had suspended work on this program since December 2001 while the customer and SS/L were in discussions to resolve a dispute under the contract. In March 2003, SS/L and the customer reached an agreement in principle to restart the satellite construction program, and in June 2003, SS/L and the customer executed a definitive agreement. As of June 30, 2003, SS/L had billed and unbilled accounts receivable and vendor financing arrangements of $51 million including accrued interest with this customer. Under the agreement, the customer will pay the remainder of the purchase price under the contract of $68.1 million (including $51 million owed to SS/L at June 30, 2003) in installments over time, a portion of which will be due subsequent to completion of the satellite.

      SS/L was a party to an Operational Agreement with Alcatel Space Industries, pursuant to which the parties had agreed to cooperate on certain satellite programs, and an Alliance Agreement with Alcatel Space (together with Alcatel Space Industries, “Alcatel”), pursuant to which Alcatel had certain rights with respect to SS/L. The agreements between Alcatel and SS/L were terminable on one year’s notice, and, on February 22, 2001, Loral gave notice to Alcatel that they would expire on February 22, 2002. In April 2001, Alcatel commenced an arbitration proceeding challenging the effectiveness of Loral’s notice of termination and asserting various alleged breaches of the agreements by SS/L relating to the exchange of information and other procedural or administrative matters. In February 2002, the arbitral tribunal issued a partial decision, which upheld the validity of Loral’s termination effective February 22, 2002 and Alcatel’s claims as to certain breaches. The partial decision was confirmed by the District Court for the Southern District of New York on June 25, 2002. The arbitral tribunal provided both parties with an opportunity to file any additional claims or counterclaims they had. In March 2002, Alcatel submitted additional claims against Loral and SS/L and sought at least $350 million in damages in respect of all of its claims. On January 27, 2003, Loral and SS/L received from the arbitral tribunal a partial decision on the additional claims and counterclaims. The arbitral tribunal ruled in favor of Alcatel on most of its claims alleging breaches of the Operational Agreement or Alliance Agreement and ruled against Loral and SS/L on the counterclaims. The arbitral tribunal deferred, pending additional submissions and hearings, a determination whether any of the breaches caused Alcatel to suffer injury and a determination of the amount of damages, if any.

      On June 30, 2003, Loral, SS/L and Alcatel entered into a master settlement agreement in settlement of all claims among the parties. Pursuant to the master settlement agreement, Loral paid Alcatel $5 million and agreed to pay an additional $8 million within one year, resulting in a charge to operations of $13 million. In addition, Alcatel transferred to Loral its minority interest in CyberStar, L.P., and Loral transferred to Alcatel its minority interests in Europe*Star and SkyBridge Limited Partnership that Loral had previously written off. As a result of receiving Alcatel’s minority interest in CyberStar, L.P., Loral recognized an extraordinary gain of $14 million, which represents the minority interest liability in excess of the fair value of the acquired net assets. Under the terms of the agreement, the arbitration and a related court proceeding to confirm the arbitral tribunal’s January partial award were suspended, with termination to occur on the date of confirmation of a

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plan of reorganization or a liquidation, provided that if any action is commenced in the Chapter 11 Cases seeking the repayment, disgorgement or turnover of the transfers made in connection with the agreement, the arbitration and related court confirmation proceeding would not be terminated until such repayment, disgorgement or turnover action had been dismissed. The master settlement agreement also provides that Alcatel is entitled to reinstate the arbitration if it is required by judicial order to repay, disgorge or turn over the consideration paid to it under the agreement in the context of the Chapter 11 Cases.

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

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On September 20, 2002, Loral entered into an agreement with APT for the 50/50 joint acquisition of the Apstar V satellite, a satellite under construction by SS/L for APT. Loral’s aggregate purchase price for its 50% interest in the satellite will be 50% of the project cost of constructing, launching and insuring the satellite. At launch, Loral will obtain title to 25% of the satellite, in return for payment by Loral of half of its purchase price, a portion of which is being funded by existing launch vehicle deposits. At June 30, 2003, the total purchase price for Loral’s 50% interest in the satellite was estimated at $113 million. Subject to certain acceleration rights on the part of Loral, the remainder of the estimated purchase price will be paid by Loral as follows: $7 million for 2.5 additional transponders on the second anniversary of the satellite’s in-service date; $13 million for three additional transponders on the third anniversary; and $18 million for four additional transponders on each of the fourth and fifth anniversary. Amounts incurred to date attributable to the transponders to be acquired from APT in the future of $25 million, are being treated for accounting purposes as a repurchase obligation based on the present value of such obligations and are included in satellites under construction and long-term liabilities on Loral’s condensed consolidated balance sheet as of June 30, 2003.

      In March 2003, as a result of finalizing launch arrangements for the satellite, Loral agreed to take two fewer transponder (resulting in a reduction in the satellite percentage ownership allocation between APT and Loral from 50/50 to 54/46), without changing the 50/50 cost allocation in the satellite as described above. More recently and in response to concerns regarding the timely receipt of necessary export licenses to transfer title of the satellite from SS/L to APT, Loral and APT have been engaged in discussions to revise their existing arrangement to provide for transfer at launch of a prepaid leasehold interest, instead of title, to APT. Under this arrangement, Loral would hold title to the satellite, with APT leasing on a prepaid basis 77% of the transponders on the satellite commencing at launch. APT’s leasehold interest in the satellite would be reduced over time (ultimately to 54%) as Loral makes additional payments towards its share of the satellite project cost. Other than the retention of title, neither Loral’s economic interest nor its payment obligations with respect to the satellite would be changed as a result of this arrangement. This new arrangement may be subject to Bankruptcy Court approval.

      Sirius, a customer of SS/L, is currently in the process of rolling out its business. On March 7, 2003, Sirius completed its recapitalization plan and received $200 million in cash from third party investors and exchanged approximately $636 million of its debt and all of its $525 million of preferred stock into common stock. As part of this recapitalization, SS/L converted all of its vendor financing receivables of approximately $76 million into 58,964,981 shares of common stock of Sirius. For the three and six months ended June 30, 2003, SS/L realized net proceeds of $36 million and $46 million, respectively, from the sale of 41 million shares and 59 million shares, respectively, of the Sirius common stock that it received in the recapitalization, and realized gains on such sales of $17 million and $18 million, respectively. As of June 30, 2003, SS/L had sold all of its shares of Sirius common stock. At December 31, 2002, the receivables from Sirius were classified as short-term vendor financing receivables. In the first quarter of 2003, SS/L recorded a charge on the vendor financing receivables due from Sirius of $10 million, representing the difference between the carrying value of SS/L’s receivables of $38 million, and the value of the common shares received by SS/L based on the trading price of Sirius’s common stock on March 7, 2003 of $28 million. The increase in the value of Sirius’ common stock from March 7, 2003 to March 31, 2003 of $10 million was recorded as an adjustment to accumulated other comprehensive income (loss) as of March 31, 2003.

      SS/L has entered into several long-term launch services agreements with various launch providers to secure future launches for its customers, including Loral and its affiliates. Through the assignment of satellites to launch vehicles, refunds and cancellations (as a result of current market conditions), SS/L has reduced its launch deposits by $111 million from December 31, 2001 through June 30, 2003. SS/L had launch services agreements with International Launch Services (“ILS”) which covered three launches. In November 2002, SS/L terminated one of those future launches, which had a termination liability equal to SS/L’s deposit of $5 million. Subsequently, SS/L received a letter from ILS alleging SS/L’s breach of the agreements, purporting to terminate all three launches and asserting a right to retain $42.5 million in deposits, without

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prejudice to any other legal claims or remedies. Despite ILS’s termination of all three launches, to protect its interest SS/L also terminated a second launch, which had a termination liability equal to its deposit of $5 million, and SS/L recognized a non-cash charge to earnings of $10 million in the fourth quarter of 2002 with respect to the two terminated launches. In June 2003, to protect its interest, SS/L also terminated a third launch, which had a termination liability equal to $23.5 million, and SS/L recognized a non-cash charge to earnings of $23.5 in the second quarter of 2003 with respect to this launch. SS/L believes that ILS’s claims are without merit and intends to defend against them vigorously and to seek recovery of its deposits and termination liabilities. The Company does not believe that this matter will have a material adverse effect on its consolidated financial position and its results of operations, although no assurances can be provided.

      While the Company has in the past, consistent with industry practice and the requirements in the Company’s debt agreements, typically obtained in-orbit insurance for its satellites, the Company cannot guarantee that, upon a policy’s expiration, the Company will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. Five satellites owned by Loral Skynet and Loral Orion have the same solar array configuration as two other 1300 class satellites manufactured by SS/L that have experienced solar array failures. SS/L believes that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, the Company does not believe that these anomalies will affect these satellites. The insurance coverage for Telstar 10/Apstar IIR, however, provides for coverage of losses due to solar array failures only in the event of a capacity loss of 75% or more. The Company believes, that the insurers will require either exclusions of, or limitations on, coverage due to solar array failures in connection with renewals of insurance for the other four satellites in 2003 and 2004. An uninsured loss of a satellite would have a material adverse effect on the Company’s consolidated financial position and its results of operations. Moreover, the Company is required under the terms of its bank facilities and cash collateral order to use the insurance proceeds from any launch or in-orbit failure of a satellite owned by Loral SpaceCom or Loral Satellite to prepay the bank loans, and as a result, these insurance proceeds would not be available to Loral to build a replacement for the lost satellite, which would result in an adverse effect on its future revenue.

      In an order released on August 8, 2003, the FCC added Telstar 13 to the “Permitted Space Station List” in the C-Band frequency at 121 degrees W.L. As a result of this action, earth stations located in the U.S. will be able to communicate with the Telstar 13 satellite, which was successfully launched on August 7, 2003, and Telstar 13 will be permitted to operate in the U.S. using a non-U.S. ITU filing. The order contains several conditions on this authorization, including (1) a requirement that Telstar 13 be in compliance with all applicable current and future operational requirements as a result of coordination agreements reached with other satellite systems; and (2) that, in the absence of a coordination agreement with a satellite network with higher ITU priority, Telstar 13 must cease service to the U.S. market immediately upon launch and operation of the higher ITU priority satellite, or be subject to further conditions designed to address potential harmful interference to a satellite with ITU date precedence. New Skies Satellites has asserted that its non-U.S. ITU filing at 120.8 degrees W.L. has ITU priority over Telstar 13. Loral Skynet is continuing its international coordination of the 121 degrees W.L. slot. There can be no assurance, however, that coordination discussions will be successful.

      On October 21, 2002, National Telecom of India Ltd. (“Natelco”) filed suit against Loral and Loral CyberStar in the United States District Court for the Southern District of New York. The suit relates to a joint venture agreement entered into in 1998 between Natelco and ONS Mauritius, Ltd., a Loral Orion subsidiary, the effectiveness of which was subject to express conditions precedent. In 1999, ONS Mauritius had notified Natelco that Natelco had failed to satisfy those conditions precedent. In Natelco’s amended complaint filed in March 2003, Natelco has alleged wrongful termination of the joint venture agreement, has asserted claims for breach of contract and fraud in the inducement and is seeking damages and expenses in the amount of $97 million. Loral believes that the claims are without merit and intends to vigorously defend

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

against them. As a result of Loral’s Chapter 11 filing, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended. See Part II, Item 1, Legal Proceedings.

      The Company is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, the Company does not believe that any of these other existing legal matters will have a material adverse effect on its consolidated financial position or results of operations. These claims against the Company are subject to the automatic stay as a result of the commencement of the Chapter 11 Cases. See Part II, Item 1, Legal Proceedings.

          Globalstar Related Matters

      On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited (“GTL”) and Globalstar against GTL, Loral, Bernard L. Schwartz and other defendants were consolidated into one action titled In re: Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation, Loral and Bernard L. Schwartz alleging (a) that all defendants (except Loral) violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar’s business and prospects, (b) that defendants Loral and Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of Globalstar, (c) that defendants GTL and Schwartz are liable under Section 11 of the Securities Act of 1933 (the “Securities Act”) for untrue statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Loral and Schwartz are secondarily liable under Section 15 of the Securities Act for GTL’s primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related or affiliated therewith. Loral and Mr. Schwartz have filed a motion to dismiss the amended complaint in its entirety as to Loral and Mr. Schwartz, which motion is pending before the court. Loral believes that it has meritorious defenses to this class action lawsuit and intends to pursue them vigorously. As a result of Loral’s Chapter 11 filing, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended insofar as Loral is concerned but are proceeding as to the other defendants. See Part II, Item 1, Legal Proceedings.

      On March 2, 2002, the seven separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of common stock of Loral Space & Communications Ltd. (“Loral”) against Loral, Bernard L. Schwartz and Richard Townsend were consolidated into one action titled In re: Loral Space & Communications Ltd. Securities Litigation. On May 6, 2002, plaintiffs in the consolidated action filed a consolidated amended class action complaint alleging (a) that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by making material misstatements or failing to state material facts about Loral’s financial condition and its investment in Globalstar and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related or affiliated therewith. Loral and Messrs. Schwartz and Townsend have filed a motion to dismiss the complaint in

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its entirety. At oral argument on the motion on May 9, 2003, the Court indicated its intent to dismiss the complaint but gave the plaintiffs thirty days to amend their complaint to state a cause of action. In the interim, the Court denied the motion without prejudice to its renewal. On June 9, 2003, the plaintiffs filed an amended complaint alleging essentially the same claims as in the original amended complaint. As a result of Loral’s Chapter 11 filing, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended, insofar as Loral is concerned but are proceeding as to the other defendants who served a motion to dismiss the amended complaint on July 31, 2003. See Part II, Item 1, Legal Proceedings.

      In addition, the primary insurer under Loral’s directors and officers liability insurance policy has denied coverage for the case filed by Loral shareholders under the policy and, on March 24, 2003, filed a lawsuit in the Supreme Court of New York county seeking a declaratory judgment upholding their coverage position. In May 2003, Loral and the other defendants served their answer and filed counterclaims seeking a declaration that the insurer is obligated to provide coverage and damages for breach of contract and the implied covenant of good faith. In May 2003, Loral and the other defendants also filed a third party complaint against the excess insurers seeking a declaration that they are obligated to provide coverage. Loral believes that the insurers have wrongfully denied coverage and intends to defend against the denial vigorously. As a result of Loral’s Chapter 11 filing, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended insofar as Loral is concerned but are proceeding as to the other defendants. See Part II, Item 1, Legal Proceedings.

13.     Loss Per Share

      Basic loss per share is computed based upon the weighted average number of shares of common stock outstanding. For the three and six months ended June 30, 2003 and 2002, diluted loss per share excludes the assumed conversion of the Company’s outstanding Series C Preferred Stock and the Series D Preferred Stock into shares of common stock, as their effect would have been antidilutive. For the three months ended June 30, 2003 and 2002, weighted options equating to zero shares and approximately 0.2 million shares of common stock, respectively, and for the six months ended June 30, 2003 and 2002 weighted options equating to zero shares and approximately 0.3 million shares of common stock, respectively, as calculated using the treasury stock method, were excluded from the calculation of diluted loss per share, as the effect would have been antidilutive.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		As Restated		As Restated
Numerator:
Loss before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	$(109,404)	$(22,569)	$(157,578)	$(42,429)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(876,500)
Extraordinary gain on acquisition of minority interest, net of taxes	13,615	—	13,615	—

Net loss	(95,789)	(22,569)	(143,963)	(918,929)
Preferred dividends	(3,360)	(46,810)	(6,720)	(58,773)

Numerator for basic and diluted loss per share — net loss applicable to common shareholders	$(99,149)	$(69,379)	$(150,683)	$(977,702)

Denominator for basic and diluted loss per share:
Weighted average shares of common stock	43,850	35,817	43,531	34,761

Basic and diluted loss per share:
Before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	$(2.57)	$(1.94)	$(3.77)	$(2.91)
Cumulative effect of change in accounting principle	—	—	—	(25.22)
Extraordinary gain on acquisition of minority interest	0.31	—	0.31	—

Loss per share	$(2.26)	$(1.94)	$(3.46)	$(28.13)

14.     Segments

      Loral is organized into two operating businesses: fixed satellite services and satellite manufacturing and technology (see Note 1).

      In evaluating financial performance, management uses revenues and operating income (loss) before depreciation and amortization, including amortization of unearned stock compensation (“EBITDA”) as the measure of a segment’s profit or loss. Intersegment revenues primarily consist of satellites under construction by SS/L for fixed satellite services and the leasing of transponder capacity by SS/L from fixed satellite services. In the first quarter of 2003, management changed its basis of evaluating and reporting the financial performance of the satellite manufacturing and technology segment to conform it to U.S. generally accepted accounting principles for commercial contracts and has restated the segment information for 2002 accordingly. Previously the segment was evaluated and reported by management in accordance with accounting principles applicable to government contracts whereby all costs incurred, including general and administrative costs were allocated to customer programs (see Note 4).

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized financial information concerning the reportable segments is as follows (in millions):

Three Months Ended June 30, 2003

		Satellite
	Fixed	Manufacturing
	Satellite	and
	Services	Technology	Corporate(1)	Total

Revenues and EBITDA:
Revenues from external customers(2)	$72.0	$71.2		$143.2
Intersegment revenues	1.1	9.9		11.0

Operating segment revenues	$73.1	$81.1		154.2

Eliminations(3)				(11.6)

Operating revenues as reported				$142.6

Segment EBITDA before eliminations(4)	$44.2	$(88.5)	$(9.9)	$(54.2)

Eliminations(3)				(2.3)

EBITDA(4)				(56.5)
Depreciation and amortization(5)(6)	$(37.1)	$(7.2)	$(0.1)	(44.4)

Operating loss				$(100.9)

Other Data:
Total assets(6)	$1,884.4	$398.7	$165.2	$2,448.3

(1)	Represents corporate expenses incurred in support of the Company’s operations.

(2)	Includes revenues from affiliates of $8.2 million and $27.9 million for the three months ended June 30, 2003 and 2002, respectively and $23.9 million and $50.6 million for the six months ended June 30, 2003 and 2002, respectively.

(3)	Represents the elimination of intercompany sales and EBITDA, primarily for satellites under construction by SS/L for wholly owned subsidiaries.

(4)	EBITDA (which is equivalent to operating income (loss) before depreciation and amortization, including amortization of unearned stock compensation) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral’s operating results. EBITDA is not an alternative to net income as an indicator of a company’s operating performance, or cash flow from operations as a measure of a company’s liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

(5)	Includes amortization of unearned stock compensation charges.

(6)	Amounts are presented after the elimination of intercompany profit.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six Months Ended June 30, 2003

		Satellite
	Fixed	Manufacturing
	Satellite	and
	Services	Technology	Corporate(1)	Total

Revenues and EBITDA:
Revenues from external customers(2)	$156.0	$186.2		$342.2
Intersegment revenues	2.1	26.4		28.5

Operating segment revenues	$158.1	$212.6		370.7

Eliminations(3)				(29.8)

Operating revenues as reported				$340.9

Segment EBITDA before eliminations(4)	$86.7	$(101.0)	$(19.0)	$(33.3)

Eliminations(3)				(7.4)

EBITDA(4)				(40.7)
Depreciation and amortization(5)(6)	$(75.0)	$(13.9)	$(0.3)	(89.2)

Operating loss				$(129.9)

Three Months Ended June 30, 2002

As Restated

		Satellite
	Fixed	Manufacturing
	Satellite	and
	Services	Technology	Corporate(1)	Total

Revenues and EBITDA:
Revenues from external customers(2)	$101.8	$214.5		$316.3
Intersegment revenues	1.1	35.5		36.6

Operating segment revenues	$102.9	$250.0		352.9

Eliminations(3)				(36.5)

Operating revenues as reported				$316.4

Segment EBITDA before eliminations(4)	$60.4	$9.7	$(8.8)	$61.3

Eliminations(3)				(4.5)

EBITDA(4)				56.8
Depreciation and amortization(5)(6)	$(38.4)	$(9.5)	$(0.2)	(48.1)

Operating income				$8.7

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six Months Ended June 30, 2002

As Restated

		Satellite
	Fixed	Manufacturing
	Satellite	and
	Services	Technology	Corporate(1)	Total

Revenues and EBITDA:
Revenues from external customers(2)	$211.4	$413.0		$624.4
Intersegment revenues	2.1	79.6		81.7

Operating segment revenues	$213.5	$492.6		706.1

Eliminations(3)				(81.6)

Operating revenues as reported				$624.5

Segment EBITDA before eliminations(4)	$126.4	$21.2	$(17.5)	$130.1

Eliminations(3)				(11.5)

EBITDA(4)				118.6
Depreciation and amortization(5)(6)	$(78.3)	$(16.5)	$(0.4)	(95.2)

Operating income				$23.4

15.     New Accounting Pronouncements

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

          FIN 45

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements were effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of 2002. The Company adopted the recognition provisions of FIN 45 on January 1, 2003 and determined that there was no effect on its consolidated financial position or results of operations.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

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

          SFAS 149

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, except for certain provisions that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters prior to June 15, 2003. The Company is currently evaluating the provisions of SFAS 149.

          SFAS 150

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for the Company beginning on July 1, 2003. The Company is currently evaluating the provisions of SFAS 150.

16.	Financial Information for Subsidiary Issuer and Guarantor and Non-Guarantor Subsidiaries

      Loral is a holding company (the “Parent Company”), which is the ultimate parent of all Loral subsidiaries. The senior notes of Loral Orion (the “Subsidiary Issuer”), Loral’s wholly-owned subsidiary, are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and several of Loral Orion’s wholly-owned subsidiaries (the “Guarantor Subsidiaries”). The Parent Company, the Subsidiary Issuer and the Guarantor Subsidiaries, as well as certain other non-guarantor subsidiaries (including the Sellers and SS/L) of Loral filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on July 15, 2003.

      Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the other wholly-owned subsidiaries (the “Non-Guarantor Subsidiaries”) of Loral Orion as of June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003 and 2002. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting. The Company’s significant transactions with its subsidiaries, other than the investment account and related equity in net loss of unconsolidated subsidiaries, are intercompany payables and receivables between its subsidiaries resulting primarily from the funding of the construction of satellites for the fixed satellite services segment.

LORAL SPACE & COMMUNICATIONS LTD & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2003
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$4,351	$31,663	$—	$91,753	$—	$127,767
Accounts receivable, net	—	11,259	30	20,314	—	31,603
Contracts-in-process	—	—	—	34,312	—	34,312
Inventories	—	—	—	73,459	—	73,459
Other current assets	6,221	5,182	3,872	23,203	(924)	37,554

Total current assets	10,572	48,104	3,902	243,041	(924)	304,695
Property, plant and equipment, net	—	297,622	194,194	1,397,340	(22,703)	1,866,453
Long-term receivables	—	—	—	78,086	—	78,086
Notes receivable (payable) unconsolidated subsidiaries	140,216	(33,126)	—	(107,090)	—	—
Due to (from) unconsolidated subsidiaries	36,754	(155,766)	130,195	(26,468)	15,285	—
Investments in unconsolidated subsidiaries	(137,082)	313,234	(271,698)	(1,646,139)	1,741,685	—
Investments in and advances to affiliates	8,223	—	—	79,584	—	87,807
Deposits	—	—	—	34,750	—	34,750
Other assets	2,676	14,241	647	58,911	—	76,475

Total assets	$61,359	$484,309	$57,240	$112,015	$1,733,343	$2,448,266

Current liabilities:
Current portion of long-term debt	$350,000	$927,141	$—	$966,861	$—	$2,244,002
Accounts payable	1,445	447	962	41,881	—	44,735
Accrued employment costs	—	—	—	29,295	—	29,295
Customer advances	—	4,223	293	58,777	—	63,293
Accrued interest and preferred dividends	27,559	4,700	—	12,487	—	44,746
Income taxes payable	8,123	—	—	30,761	(1,820)	37,064
Other current liabilities	—	50	—	51,974	—	52,024

Total current liabilities	387,127	936,561	1,255	1,192,036	(1,820)	2,515,159
Pension and other postretirement liabilities	—	—	—	129,672	—	129,672
Long-term liabilities	51,972	7,979	15,964	136,990	(34,289)	178,616
Minority interest	—	—	—	2,559	—	2,559
Shareholders’ (deficit) equity :
6% Series C convertible redeemable preferred stock	184,753	—	—	—	—	184,753
6% Series D convertible redeemable preferred stock	35,624	—	—	—	—	35,624
Common stock	4,409	—	—	—	—	4,409
Paid-in capital	3,392,821	604,166	—	—	(604,166)	3,392,821
Treasury stock, at cost	(3,360)	—	—	—	—	(3,360)
Unearned compensation	(208)	—	—	—	—	(208)
Due from related parties	—	(52,483)	—	—	52,483	—
Retained (deficit) earnings	(3,932,790)	(1,011,914)	40,021	(1,349,242)	2,321,135	(3,932,790)
Accumulated other comprehensive income	(58,989)	—	—	—	—	(58,989)

Total shareholders’ (deficit) equity	(377,740)	(460,231)	40,021	(1,349,242)	1,769,452	(377,740)

Total liabilities and shareholders’ (deficit) equity	$61,359	$484,309	$57,240	$112,015	$1,733,343	$2,448,266

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2003
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues from satellite sales	$—	$—	$—	$74,797	$(3,590)	$71,207
Revenues from satellite services	—	22,949	9,732	49,658	(10,897)	71,442
Management fee from parent	—	—	—	109	(109)	—

Total revenues	—	22,949	9,732	124,564	(14,596)	142,649
Costs of satellite sales	—	—	—	155,308	(2,027)	153,281
Costs of satellite services	—	23,594	7,882	30,684	(10,316)	51,844
Selling, general and administrative expenses	2,762	385	296	34,957	—	38,400
Management fee expense	109	—	—	—	(109)	—

Operating (loss) income	(2,871)	(1,030)	1,554	(96,385)	(2,144)	(100,876)
Interest and investment income	5,781	(32)	—	4,646	(6,600)	3,795
Interest expense	(9,859)	(2,728)	—	(13,592)	7,250	(18,929)
Gain on investment	—	—	—	16,793	—	16,793

(Loss) income before income taxes, equity in net losses of unconsolidated subsidiaries and affiliates, minority interest and extraordinary gain on acquisition of minority interest	(6,949)	(3,790)	1,554	(88,538)	(1,494)	(99,217)
Income tax (provision) benefit	(1,732)	(698)	(543)	(364)	1,470	(1,867)

(Loss) income before equity in net losses of unconsolidated subsidiaries and affiliates, minority interest and extraordinary gain on acquisition of minority interest	(8,681)	(4,488)	1,011	(88,902)	(24)	(101,084)
Equity in net income (losses) of unconsolidated subsidiaries	(79,621)	1,011	—	—	78,610	—
Equity in net losses of affiliates	(7,487)	—	—	(848)	—	(8,335)
Minority interest	—	—	—	15	—	15

(Loss) income before extraordinary gain on acquisition of minority interest	(95,789)	(3,477)	1,011	(89,735)	78,586	(109,404)
Extraordinary gain on acquisition of minority interest	—	—	—	13,615	—	13,615

Net (loss) income	$(95,789)	$(3,477)	$1,011	$(76,120)	$78,586	$(95,789)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2003
(In thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues from satellite sales	$—	$—	$—	$193,690	$(7,446)	$186,244
Revenues from satellite services	—	46,024	20,669	110,504	(22,559)	154,638
Management fee from parent	—	—	—	109	(109)	—

Total revenues	—	46,024	20,669	304,303	(30,114)	340,882
Costs of satellite sales	—	—	—	288,581	(5,164)	283,417
Costs of satellite services	—	48,196	15,765	70,265	(21,216)	113,010
Selling, general and administrative expenses	4,184	4,361	570	65,215	—	74,330
Management fee expense	109	—	—	—	(109)	—

Operating (loss) income	(4,293)	(6,533)	4,334	(119,758)	(3,625)	(129,875)
Interest and investment income	11,328	5	—	12,468	(12,960)	10,841
Interest expense	(19,669)	(5,648)	—	(24,676)	14,260	(35,733)
Gain on investment	—	—	—	17,900	—	17,900

(Loss) income before income taxes, equity in net losses of unconsolidated subsidiaries and affiliates, minority interest and extraordinary gain on acquisition of minority interest	(12,634)	(12,176)	4,334	(114,066)	(2,325)	(136,867)
Income tax (provision) benefit	(3,395)	(890)	(1,515)	(735)	2,686	(3,849)

(Loss) income before equity in net losses of unconsolidated subsidiaries and affiliates, minority interest and extraordinary gain on acquisition of minority interest	(16,029)	(13,066)	2,819	(114,801)	361	(140,716)
Equity in net (losses) income of unconsolidated subsidiaries	(115,141)	2,819	—	—	112,322	—
Equity in net losses of affiliates	(12,793)	—	—	(4,045)	—	(16,838)
Minority interest	—	—	—	(24)	—	(24)

(Loss) income before extraordinary gain on acquisition of minority interest	(143,963)	(10,247)	2,819	(118,870)	112,683	(157,578)
Extraordinary gain on acquisition of minority interest	—	—	—	13,615	—	13,615

Net (loss) income	$(143,963)	$(10,247)	$2,819	$(105,255)	$112,683	$(143,963)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2003
(In thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net (loss) income	$(143,963)	$(10,247)	$2,819	$(105,255)	$112,683	$(143,963)
Non-cash items:
Equity in net losses of affiliates	12,793	—	—	4,045	—	16,838
Minority interest	—	—	—	24	—	24
Extraordinary gain on acquisition of minority interest	—	—	—	(13,615)	—	(13,615)
Equity in net losses of unconsolidated subsidiaries	115,141	(2,819)	—	—	(112,322)	—
Deferred taxes	3,395	—	2,285	—	(2,285)	3,395
Depreciation and amortization	28	27,140	10,507	51,540	—	89,215
Provisions for inventory obsolescence	—	—	—	23,957	—	23,957
Loss on cancellation of deposit	—	—	—	23,500	—	23,500
Loss on acceleration of receipt of long-term receivables	—	—	—	10,893	—	10,893
Charge on vendor financing receivables	—	—	—	10,008	—	10,008
Accrual for Alcatel settlement	—	—	—	8,000	—	8,000
Provisions for bad debts	—	802	36	961	—	1,799
Gain on investment	—	—	—	(17,900)	—	(17,900)
Interest	—	740	—	(1,585)	—	(845)
Changes in operating assets and liabilities:
Accounts receivable, net	—	(4,584)	72	3	—	(4,509)
Contracts-in-process	—	—	—	68,359	—	68,359
Inventories	—	—	—	(1,683)	—	(1,683)
Long-term receivables	—	—	—	54,588	—	54,588
Due (to) from unconsolidated subsidiaries	(306)	11,586	(20,905)	5,727	3,898	—
Other current assets and other assets	(4,883)	816	5,698	23,451	—	25,082
Accounts payable	—	(746)	(232)	(12,502)	—	(13,480)
Accrued expenses and other current liabilities	(960)	—	—	(8,156)	—	(9,116)
Customer advances	—	1,282	(280)	(51,789)	—	(50,787)
Income taxes payable	—	—	—	(471)	(401)	(872)
Pension and other postretirement liabilities	—	—	—	5,479	—	5,479
Long-term liabilities	—	—	—	(6,263)	—	(6,263)
Other	—	50	—	(160)	—	(110)

Net cash (used in) provided by operating activities	(18,755)	24,020	—	71,156	1,573	77,994

Investing activities:
Capital expenditures	—	(3,752)	—	(44,575)	(1,573)	(49,900)
Proceeds from the sale of investment	—	—	—	45,908	—	45,908
Investments in and advances to unconsolidated subsidiaries	491	—	—	(491)	—	—
Investments in and advances to affiliates	—	—	—	(11,715)	—	(11,715)

Net cash provided by (used in) investing activities	491	(3,752)	—	(10,873)	(1,573)	(15,707)

Financing activities:
Borrowings under revolving credit facilities	—	—	—	66,000	—	66,000
Repayments under term loans	—	—	—	(32,500)	—	(32,500)
Interest payments on 10% senior notes	—	(30,634)	—	(1)	—	(30,635)
Repayments of other long-term obligations	—	(935)	—	(1,072)	—	(2,007)
Payment of bank amendment costs	—	—	—	(5,131)	—	(5,131)
Note receivable from unconsolidated affiliate	17,284	—	—	(17,284)	—	—
Proceeds from stock issuances	3,817	—	—	—	—	3,817

Net cash provided by (used in) financing activities	21,101	(31,569)	—	10,012	—	(456)

Increase (decrease) in cash and cash equivalents	2,837	(11,301)	—	70,295	—	61,831
Cash and cash equivalents — beginning of period	1,514	42,964	—	21,458	—	65,936

Cash and cash equivalents — end of period	$4,351	$31,663	$—	$91,753	$—	$127,767

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2002
(In thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$1,514	$42,964	$—	$21,458	$—	$65,936
Accounts receivable, net	—	7,477	138	21,278	—	28,893
Contracts-in-process	—	—	—	113,154	—	113,154
Vendor financing receivable	—	—	—	38,016	—	38,016
Inventories	—	—	—	95,733	—	95,733
Other current assets	823	5,540	8,584	34,659	(911)	48,695

Total current assets	2,337	55,981	8,722	324,298	(911)	390,427
Property, plant and equipment, net	—	319,998	204,701	1,396,920	(24,276)	1,897,343
Long-term receivables	—	—	—	163,191	—	163,191
Notes receivable (payable) unconsolidated subsidiaries	157,500	(31,540)	—	(125,960)	—	—
Due to (from) unconsolidated subsidiaries	36,448	(97,652)	107,917	(13,413)	(33,300)	—
Investments in unconsolidated subsidiaries	(20,185)	304,590	(271,698)	(1,642,070)	1,629,363	—
Investments in and advances to affiliates	21,507	—	—	73,936	—	95,443
Deposits	—	—	—	58,250	—	58,250
Other assets	3,191	16,622	696	67,639	—	88,148

Total assets	$200,798	$567,999	$50,338	$302,791	$1,570,876	$2,692,802

Current liabilities:
Current portion of long-term debt	$—	$64,727	$—	$67,171	$—	$131,898
Accounts payable	2,404	1,194	1,193	53,532	—	58,323
Accrued employment costs	—	—	—	34,531	—	34,531
Customer advances	—	1,208	521	112,351	—	114,080
Accrued interest and preferred dividends	20,840	4,700	—	11,830	—	37,370
Income taxes payable	8,123	—	—	31,232	(1,419)	37,936
Other current liabilities	—	1,968	35	45,002	—	47,005

Total current liabilities	31,367	73,797	1,749	355,649	(1,419)	461,143
Pension and other postretirement liabilities	—	—	—	124,193	—	124,193
Long-term liabilities	48,577	7,743	11,387	172,119	(31,991)	207,835
Long-term debt	350,000	894,829	—	867,798	—	2,112,627
Minority interest	—	—	—	16,150	—	16,150
6% Series C convertible redeemable preferred stock	104,582	—	—	—	—	104,582
6% Series D convertible redeemable preferred stock	20,499	—	—	—	—	20,499
Shareholders’ (deficit) equity:
6% Series C convertible redeemable preferred stock	80,171	—	—	—	—	80,171
6% Series D convertible redeemable preferred stock	15,125	—	—	—	—	15,125
Common stock	4,293	—	—	—	—	4,293
Paid-in capital	3,389,035	604,166	—	—	(604,166)	3,389,035
Treasury stock, at cost	(3,360)	—	—	—	—	(3,360)
Unearned compensation	(151)	—	—	—	—	(151)
Retained (deficit) earnings	(3,782,107)	(1,012,536)	37,202	(1,233,118)	2,208,452	(3,782,107)
Accumulated other comprehensive loss	(57,233)	—	—	—	—	(57,233)

Total shareholders’ (deficit) equity	(354,227)	(408,370)	37,202	(1,233,118)	1,604,286	(354,227)

Total liabilities and shareholders’ (deficit) equity	$200,798	$567,999	$50,338	$302,791	$1,570,876	$2,692,802

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2002
As Restated
(In thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues from satellite sales	$—	$—	$—	$214,579	$—	$214,579
Revenues from satellite services	—	24,971	11,281	77,227	(11,698)	101,781
Management fee from parent	—	—	—	(264)	264	—

Total revenues	—	24,971	11,281	291,542	(11,434)	316,360
Costs of satellite sales	—	—	—	202,890	—	202,890
Costs of satellite services	—	24,104	7,098	36,993	(5,773)	62,422
Selling, general and administrative expenses	2,438	2,925	310	36,405	295	42,373
Management fee expense	(264)	—	—	—	264	—

Operating (loss) income	(2,174)	(2,058)	3,873	15,254	(6,220)	8,675
Interest and investment income	5,387	81	—	3,491	(4,507)	4,452
Interest expense	(9,805)	(3,492)	—	(10,282)	5,194	(18,385)

(Loss) income before income taxes, equity in net loss of unconsolidated subsidiaries and affiliates and minority interest	(6,592)	(5,469)	3,873	8,463	(5,533)	(5,258)
Income tax (provision) benefit	(1,605)	(1,815)	(1,371)	(4,860)	5,608	(4,043)

(Loss) income before equity in net loss of unconsolidated subsidiaries and affiliates and minority interest	(8,197)	(7,284)	2,502	3,603	75	(9,301)
Equity in net income (loss) of unconsolidated subsidiaries	6,287	2,502	—	—	(8,789)	—
Equity in net (loss) income of affiliates	(20,659)	—	—	7,459	—	(13,200)
Minority interest	—	—	—	(68)	—	(68)

Net (loss) income	$(22,569)	$(4,782)	$2,502	$10,994	$(8,714)	$(22,569)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2002
As Restated
(In thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues from satellite sales	$—	$—	$—	$413,050	$—	$413,050
Revenues from satellite services	—	51,807	24,173	161,965	(26,459)	211,486
Management fee from parent	—	—	—	27	(27)	—

Total revenues	—	51,807	24,173	575,042	(26,486)	624,536
Costs of satellite sales	—	—	—	389,318	—	389,318
Costs of satellite services	—	49,879	14,196	84,119	(19,476)	128,718
Selling, general and administrative expenses	2,457	5,629	714	74,320	—	83,120
Management fee expense	27	—	—	—	(27)	—

Operating (loss) income	(2,484)	(3,701)	9,263	27,285	(6,983)	23,380
Interest and investment income	10,617	301	—	10,896	(11,953)	9,861
Interest expense	(19,652)	(6,750)	—	(23,880)	13,327	(36,955)

(Loss) income before income taxes, equity in net loss of unconsolidated subsidiaries and affiliates, minority interest and cumulative effect of change in accounting principle	(11,519)	(10,150)	9,263	14,301	(5,609)	3,714
Income tax (provision) benefit	(3,154)	2,349	(3,228)	(8,578)	3,040	(9,571)

(Loss) income before equity in net loss of unconsolidated subsidiaries and affiliates, minority interest and cumulative effect of change in accounting principle	(14,673)	(7,801)	6,035	5,723	(2,569)	(13,285)
Equity in net (loss) income of unconsolidated subsidiaries	(868,000)	6,035	—	—	861,965	—
Equity in net (loss) income of affiliates	(36,256)	—	—	7,106	—	(29,150)
Minority interest	—	—	—	6	—	6

(Loss) income before cumulative effect of change in accounting principle	(918,929)	(1,766)	6,035	12,835	859,396	(42,429)
Cumulative effect of change in accounting principle	—	(562,201)	—	(314,299)	—	(876,500)

Net (loss) income	$(918,929)	$(563,967)	$6,035	$(301,464)	$859,396	$(918,929)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2002
As Restated
(In thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net loss	$(918,929)	$(563,967)	$6,035	$(301,464)	$859,396	$(918,929)
Non-cash items:
Equity in net loss of affiliates	36,256	—	—	1,092	—	37,348
Minority interest	—	—	—	(6)	—	(6)
Cumulative effect of change in accounting principle	—	562,201	—	314,299	—	876,500
Equity in net loss of unconsolidated subsidiaries	868,000	(6,035)	—	(861,965)	—	—
Deferred taxes	3,135	—	2,248	11,102	(3,253)	13,232
Depreciation and amortization	—	27,141	10,506	57,575	—	95,222
Provisions for inventory obsolescence	—	—	—	12,338	—	12,338
Provisions for bad debts	—	674	190	871	—	1,735
Interest	—	(529)	—	—	—	(529)
Changes in operating assets and liabilities:
Accounts receivable, net	—	1,507	(379)	(3,927)	—	(2,799)
Contracts-in-process	—	—	—	(4,774)	—	(4,774)
Inventories	—	—	—	(10,856)	—	(10,856)
Long-term receivables	—	—	—	(2,268)	—	(2,268)
Deposits	—	—	—	50,200	—	50,200
Due to (from) unconsolidated subsidiaries	(6,129)	15,369	(20,151)	2,276	8,635	—
Other current assets and other assets	(2,098)	2,375	1,647	15,264	—	17,188
Accounts payable	(317)	(2,065)	—	(28,730)	—	(31,112)
Accrued expenses and other current liabilities	(1,897)	2,811	—	5,072	—	5,986
Customer advances	—	(1,192)	(40)	(9,708)	—	(10,940)
Income taxes payable	19	—	—	2,690	(2,169)	540
Pension and other postretirement liabilities	—	—	—	4,425	—	4,425
Long-term liabilities	—	(1,971)	(56)	(17,599)	—	(19,626)
Other	165	—	—	(77)	—	88

Net cash (used in) provided by operating activities	(21,795)	36,319	—	(764,170)	862,609	112,963

Investing activities:
Capital expenditures	—	—	—	(96,704)	(590)	(97,294)
Investments in and advances to unconsolidated subsidiaries	(857)	—	—	862,876	(862,019)	—
Investments in and advances to affiliates	(2,162)	—	—	(19,552)	—	(21,714)

Net cash (used in) provided by in investing activities	(3,019)	—	—	746,620	(862,609)	(119,008)

Financing activities:
Borrowings under revolving credit facilities	—	—	—	86,000	—	86,000
Repayments under term loans	—	—	—	(32,500)	—	(32,500)
Repayments under revolving credit facilities	—	—	—	(84,000)	—	(84,000)
Repayments of other long-term obligations	—	(918)	—	(1,082)	—	(2,000)
Preferred dividends	(20,878)	—	—	—	—	(20,878)
Proceeds from stock issuances	7,154	—	—	—	—	7,154

Net cash used in financing activities	(13,724)	(918)	—	(31,582)	—	(46,224)

Increase (decrease) in cash and cash equivalents	(38,538)	35,401	—	(49,132)	—	(52,269)
Cash and cash equivalents—beginning of period	46,068	19,399	—	94,482	—	159,949

Cash and cash equivalents—end of period	$7,530	$54,800	$—	$45,350	$—	$107,680

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR-IN-POSSESSION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      Except for the historical information contained herein, the matters discussed in the following Management’s Discussion and Analysis of Results of Operations and Financial Condition of Loral Space & Communications Ltd.(“Loral” or the “Company”, which terms shall include its subsidiaries unless otherwise indicated or the context requires) and its subsidiaries are not historical facts, but are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, the Company or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of the Company. These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” “anticipates,” “estimates,” “project,” “intend,” or “outlook” or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involves risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond the Company’s control. These include the Company developing a plan of reorganization, confirmation of the plan by the Bankruptcy Court, customer and employee retention and the Company’s ability to continue to provide high quality services. For a detailed discussion of additional factors and conditions, please also refer to the section of Loral’s latest Annual Report on Form 10-K titled “Certain Factors that May Affect Future Results” beginning on page 13 and to the other periodic reports filed with the SEC by Loral, its wholly owned subsidiary Loral Orion, Inc. (“Loral Orion”), and the Company’s affiliate Satelites de Mexico, S.A. de C.V. (“Satmex”). In addition, we caution you that the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control. The Company undertakes no obligation to update any forward-looking statements.

      Loral is one of the world’s leading satellite communications companies with substantial activities in satellite-based communications services and satellite manufacturing. Loral is organized into two operating businesses:

Fixed Satellite Services (“FSS”). Loral leases transponder capacity to customers for various applications, including television and cable broadcasting, news gathering, Internet access and transmission, private voice and data networks, business television, distance learning and direct-to-home television (“DTH”) and provides satellite telemetry, tracking and control (“TT&C”) and related professional services to its customers. Loral also provides network services such as managed communications networks, Internet and intranet services, business television and business media services to its customers.

Satellite Manufacturing and Technology. The Company designs and manufactures satellites and space systems and develops satellite technology for a broad variety of customers and applications through Space Systems/ Loral, Inc. (“SS/ L”).

Recent Events — Sale of Assets and Bankruptcy Filings

      On July 15, 2003, Loral Space & Communications Corporation, Loral SpaceCom Corporation and Loral Satellite, Inc. (collectively, the “Sellers”), direct or indirect subsidiaries of Loral, entered into a definitive agreement (the “Asset Purchase Agreement”) to sell to Intelsat, Ltd. and Intelsat (Bermuda), Ltd. (together, the “Purchasers”), all of the Sellers’ domestic fixed satellite services satellites, comprised of five satellites currently in-orbit (one of which has just been launched and is undergoing in-orbit testing) and one under construction, as well as certain other net assets for up to $1.1 billion in cash, subject to certain price adjustments related to Sellers’ ability to achieve specified operating parameters prior to the closing. The net book value of the satellites to be sold was approximately $940 million and the other net liabilities of the disposal group was approximately $25 million as of June 30, 2003. Consummation of the transaction is conditioned on the conduct of an auction by the bankruptcy court in Sellers’ Chapter 11 cases (as defined below), that certain operating parameters continue to be met with respect to the assets being sold, receipt of the approval of the Federal Communications Commission and certain other closing conditions typical for transactions of this type. Loral expects to use most of the proceeds from the sale of the assets to repay its outstanding secured bank debt. The Chapter 11 Cases will enable the Sellers to sell the six North American satellites to the Purchasers free and clear of any encumbrances. There can be no assurance, however, that the transaction contemplated by the Asset Purchase Agreement will be consummated.

      Also on July 15, 2003, Loral and certain of its subsidiaries (the “Debtor Subsidiaries”), including the Sellers, SS/ L and Loral Orion, filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)) (the “Chapter 11 Cases”). Loral and its Debtor Subsidiaries, including the Sellers, continue to manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code.

      Also on July 15, 2003, Loral and one of its Bermuda subsidiaries filed parallel insolvency proceedings in the Supreme Court of Bermuda (the “Bermuda Court”). On such date, the Bermuda Court granted an order appointing Philip Wallace, Chris Laverty and Michael Morrison, partners of KPMG, as Joint Provisional Liquidators (“JPLs”) in respect of the Company and the Bermuda subsidiary. The Bermuda Court granted the JPLs the power to oversee the continuation and reorganization of these companies’ businesses under the control of their boards of directors and under the supervision of the U.S. Bankruptcy Court and the Bermuda Court. The JPLs have not audited the contents of this report.

      As a result of Loral’s and the Debtor Subsidiaries’ voluntary petitions for reorganization, Loral’s prepetition debt obligations (aggregating approximately $2.1 billion at June 30, 2003) have been accelerated and are immediately due and payable and Loral’s other prepetition debt obligations are subject to acceleration (see Note 10 to the condensed consolidated financial statements and Liquidity and Capital Resources). A creditors’ committee has been appointed in the Chapter 11 Cases to represent all unsecured creditors, including all holders of Loral’s and Loral Orion’s senior unsecured notes, and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. At this point, it is not possible to predict with certainty when a plan of reorganization will be confirmed by the Bankruptcy Court in the Chapter 11 Cases or how any such plan will treat the claims of prepetition creditors.

      During the pendency of the Chapter 11 Cases, Loral’s business will be subject to risks and uncertainties relating to the Chapter 11 Cases. For example, the Chapter 11 Cases could adversely affect relationships with Loral’s customers, suppliers and employees, which could adversely affect the going concern value of the business and of its assets, particularly if the Chapter 11 Cases are protracted. Also, transactions outside the ordinary course of business will be subject to the prior approval of the Bankruptcy Court which may limit Loral’s ability to respond to certain market events or take advantage of certain market opportunities, and, as a result, Loral’s operations could be materially adversely affected.

      As a result of the commencement of the Chapter 11 Cases, the pursuit of all pending claims and litigation against Loral and its Debtor Subsidiaries arising prior to or relating to events which occurred prior to the commencement of the Chapter 11 Cases is generally subject to an automatic stay under Section 362 of the Bankruptcy Code, and, absent further order of the Bankruptcy Court, no party may take any action to recover any prepetition claims, enforce any lien against or obtain possession of any property from Loral or its Debtor Subsidiaries. In addition, pursuant to Section 365 of the Bankruptcy Code, Loral and its Debtor Subsidiaries may reject or assume prepetition executory contracts and unexpired leases, and parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court which will be addressed in the context of the Chapter 11 Cases.

      On July 15, 2003, the New York Stock Exchange suspended trading of Loral’s common stock and has informed the Company that it intends to initiate proceedings to delist Loral’s securities. Loral’s common stock is being quoted under the ticker symbol LRLSQ on the Pink Sheets Electronic Quotation Service and on the Over-The-Counter Bulletin Board service. The Company anticipates that, in any plan of reorganization ultimately confirmed by the Bankruptcy Court, the common and preferred stock of the Company will, at best, be severely diluted and may be eliminated entirely, with the result that common and preferred stockholders would receive no distribution.

      The condensed consolidated financial statements have been prepared assuming the Company in its current structure will continue as a going concern. The factors mentioned above, however, among other things, raise substantial doubt about Loral’s ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ability of the Company to continue as a going concern is dependent on a number of factors including, but not limited to, the Company’s development of a plan of reorganization, confirmation of the plan by the Bankruptcy Court, customer and employee retention and the Company’s ability to continue to provide high quality services. If a plan of reorganization is not confirmed and implemented, the Company may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery that the Company’s creditors would receive in such liquidation. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company is forced to liquidate.

Consolidated Operating Results

      In evaluating financial performance, management uses revenues and operating income (loss) before depreciation and amortization including amortization of unearned stock compensation (“EBITDA”) as a measure of a segment’s profit or loss. The following discussion of revenues and EBITDA reflects the results of Loral’s operating businesses for the three and six months ended June 30, 2003 and 2002, respectively. See Note 14 to the condensed consolidated financial statements for additional information on segment results. The remainder of the discussion relates to the consolidated results of Loral, unless otherwise noted.

      On June 4, 2003, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock at a ratio of one-for-ten, resulting in a new par value of $0.10 per common share (previously $0.01 par value per common share). The reverse stock split became effective after the close of business on June 13, 2003. All references to common stock and per share amounts for all periods presented have been retroactively restated to reflect this reverse stock split.

      Prior to the first quarter of 2003, management evaluated the financial performance of the satellite manufacturing and technology segment in accordance with accounting principles applicable to government contracts, whereby all costs incurred, including general and administrative costs, were allocated to programs. The required adjustment to conform to U.S. generally accepted accounting principles for commercial contracts and self constructed assets was previously reflected in consolidation eliminations. Subsequent to the filing of the Company’s September 30, 2002 Form 10-Q, the Company determined that it had miscalculated this adjustment in its eliminations and has restated its reported results for the second quarter of 2002 to reflect the correct amounts. See Note 4 to the condensed consolidated financial statements.

Revenues (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		As Restated		As Restated
Fixed satellite services	$73.1	$102.9	$158.1	$213.5
Satellite manufacturing and technology	81.1	250.0	212.6	492.6

Segment revenues	154.2	352.9	370.7	706.1
Eliminations(1)	(11.6)	(36.5)	(29.8)	(81.6)

Revenues as reported(2)	$142.6	$316.4	$340.9	$624.5

EBITDA(3) (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		As Restated		As Restated
Fixed satellite services	$44.2	$60.4	$86.7	$126.4
Satellite manufacturing and technology(4)	(88.5)	9.7	(101.0)	21.2
Corporate expenses(5)	(9.9)	(8.8)	(19.0)	(17.5)

Segment EBITDA before eliminations	(54.2)	61.3	(33.3)	130.1
Eliminations(1)	(2.3)	(4.5)	(7.4)	(11.5)

EBITDA	(56.5)	56.8	(40.7)	118.6
Depreciation and amortization	(44.4)	(48.1)	(89.2)	(95.2)

Operating (loss) income	$(100.9)	$8.7	$(129.9)	$23.4

(1)	Represents the elimination of intercompany sales and EBITDA, primarily for satellites under construction by SS/ L for wholly owned subsidiaries.

(2)	Includes revenues from affiliates of $8.2 million and $27.9 million for the three months ended June 30, 2003 and 2002, respectively and $23.9 million and $50.6 million for the six months ended June 30, 2003 and 2002, respectively.

(3)	EBITDA (which is equivalent to operating income/(loss) before depreciation and amortization, including amortization of unearned stock compensation) is provided because it is a measure commonly used in the communications industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of Loral’s operating results. EBITDA is not an alternative to net income as an indicator of a company’s operating performance, or cash flow from operations as a measure of a company’s liquidity. EBITDA may be calculated differently and, therefore, may not be comparable to similarly titled measures reported by other companies.

(4)	Satellite manufacturing and technology EBITDA for the three and six months ended June 30, 2003 includes: (i) a charge of $24 million due to cancellation of a deposit on a launch vehicle contract; (ii) provisions for inventory obsolescence of $24 million due to the absence of new satellite awards; (iii) a charge of $13 million on the settlement of all outstanding issues with Alcatel including a contract dispute that was in arbitration; and (iv) a loss of $11 million on the acceleration of receipt of long-term receivables. In addition, for the six months ended June 30, 2003, satellite manufacturing and technology EBITDA includes a charge of $10 million on SS/ L-provided vendor financing receivables to Sirius in exchange for Sirius’ common stock. During the three and six months ended June 30, 2003, Loral realized gains of $17 million and $18 million on the sale of 41 million and 59 million shares of such stock, respectively. The gains on the sale of stock are not recognized in EBITDA. As of June 30, 2003, Loral had sold all of its shares of Sirius common stock.

Satellite manufacturing and technology EBITDA for the three and six months ended June 30, 2002 includes $13 million of income from a recovery of a claim from a vendor and provisions for inventory obsolescence of $9 million and $12 million, respectively, due to the absence of new satellite awards.

(5)	Represents corporate expenses incurred in support of the Company’s operations.

Critical accounting matters

      See the Company’s latest Annual Report on Form 10-K filed with the SEC and Other Matters — Accounting Pronouncements below.

Three Months Ended June 30, 2003 Compared With June 30, 2002

      Revenues as reported for Loral’s operating businesses decreased to $143 million as compared to $316 million, after eliminations of $12 million and $37 million, for the three months ended June 30, 2003 and 2002, respectively. The decrease in revenues was due to lower SS/ L revenues which primarily resulted from a lack of new satellite orders at SS/ L since December 2001 and the timing of work performed and costs incurred on satellite programs under the percentage of completion method and lower FSS revenues which was primarily due to a decrease in volume and prices in both transponder leasing and network services. Both of the Company’s segments have been adversely affected by the global economic downturn, which has caused a delay in demand for new telecommunications applications and services. Eliminations primarily consist of revenues from satellites under construction by SS/ L for FSS.

      EBITDA as reported for Loral’s operating businesses decreased to a loss of $57 million as compared to income of $57 million, after eliminations of $2 million and $5 million, for the three months ended June 30, 2003 and 2002, respectively. The decrease in the three months ended June 30, 2003 arose primarily from lower SS/ L EBITDA primarily resulting from lower sales volume and the following: (i) a charge of $24 million due to cancellation of a deposit on a launch vehicle contract; (ii) provisions for inventory obsolescence of $24 million due to the absence of new satellite awards; (iii) a charge of $13 million on the settlement of all outstanding issues with Alcatel including a contract dispute that was in arbitration; and (iv) a loss of $11 million on the acceleration of receipt of long-term receivables. SS/ L EBITDA for the three months ended June 30, 2002 includes $13 million of income from a recovery of a claim from a vendor and provisions for inventory obsolescence of $9 million due to the absence of new satellite awards. FSS EBITDA decreased in 2003 primarily due to lower revenues, offset by lower costs and an insurance claim recovery on a satellite of $9 million.

      Depreciation and amortization was $44 million and $48 million for the three months ended June 30, 2003 and 2002, respectively. The decrease was primarily due to the timing of assets being placed in service and assets that became fully depreciated during the current period.

      As a result of the above, the Company had an operating loss of $101 million, as compared to operating income of $9 million for the three months ended June 30, 2003 and 2002, respectively.

      Interest and investment income was $4 million in both the three months ended June 30, 2003 and 2002, respectively.

      Interest costs remained relatively constant as interest expense was $19 million, net of capitalized interest of $10 million, as compared to $18 million, net of capitalized interest of $8 million for the three months ended June 30, 2003 and 2002, respectively. As a result of Loral’s voluntary petitions for reorganization, interest costs will decrease subsequent to July 14, 2003, since the Company expects to only pay interest on its bank debt.

      During the three months ended June 30, 2003 the Company realized $17 million of gains from the sale of the remaining 41 million shares of its Sirius common stock, which is reflected as gain on investment on the condensed consolidated statements of operations. As of June 30, 2003, SS/ L had sold all of its shares of Sirius common stock.

      Loral, as a Bermuda company, is subject to U.S. federal, state and local income taxation at regular corporate rates plus an additional 30% “branch profits” tax on any income that is effectively connected with the conduct of a U.S. trade or business. Loral has, cumulatively from its inception, received no tax benefit as a result of being established in Bermuda because of substantial losses incurred outside the U.S. Loral’s U.S. subsidiaries are subject to regular corporate tax on their worldwide income. The Company recorded an income tax provision of $2 million on a pre-tax loss of $99 million, as compared to an income tax provision of $4 million on a pre-tax loss of $5 million for the three months ended June 30, 2003 and 2002, respectively. Loral continues to record a 100% valuation allowance against its domestic net deferred tax assets under the criteria of SFAS No. 109, Accounting for Income Taxes. Therefore, no benefit was recorded on the domestic loss for the three months ended June 30, 2003 while a provision was recorded on the domestic income for the three months ended June 30, 2002.

      Equity in net losses of affiliates was $8 million as compared to $13 million for the three months ended June 30, 2003 and 2002, respectively. Loral’s share of equity in net losses of Satmex was $8 million as compared to $3 million for the three months ended June 30, 2003 and 2002. Loral’s share of equity in net losses of XTAR, L.L.C (“XTAR”) was $1 million in both the three months ended June 30, 2003 and 2002, respectively. Loral’s share of equity in net losses of Europe*Star Limited (“Europe*Star”), managed by Alcatel, was zero as compared to $8 million for the three months ended June 30, 2003 and 2002, respectively. In the fourth quarter of 2002, Loral’s investment in Europe*Star was reduced to zero. Accordingly, there is no longer any requirement for Loral to provide for its allocated share of Europe*Star’s net losses subsequent to December 31, 2002. Loral’s share of equity income (losses) attributable to Globalstar, L.P. (“Globalstar”) related activities was $0.4 million as compared to $(1) million for the three months ended June 30, 2003 and 2002, respectively. The 2002 amount for Globalstar related activities includes the recovery of a claim from a vendor on the Globalstar program of which $14 million ($8 million after taxes) was recorded as a benefit to equity in net losses of affiliates and reduced equity in net losses of Globalstar service provider partnerships recorded, offset by a $9 million charge relating to liabilities the Company guaranteed in connection with a Globalstar service provider partnership. See Note 8 to the condensed consolidated financial statements.

      As a result of receiving Alcatel’s minority interest in CyberStar, L.P., Loral recognized an extraordinary gain of $14 million, which represents the excess of the fair value of acquired net assets over cost.

      Preferred dividends were $3 million as compared to $47 million for the three months ended June 30, 2003 and 2002, respectively. The decrease in 2003 was primarily due to the non-cash dividend charges of $38 million incurred in the second quarter of 2002 on the conversion of 1.8 million shares of Loral’s 6% Series C convertible redeemable preferred stock (“the Series C Preferred Stock”) and 2.7 million shares of Loral’s 6% Series D convertible redeemable preferred stock (“the Series D Preferred Stock”) into an aggregate 3.1 million shares of the Company’s common stock in connection with Loral’s privately negotiated exchange transactions and reductions in dividend obligations resulting from the Company’s October 2002 exchange offers of its Series C and Series D preferred stock, which converted 6.1 million shares of the Series C Preferred Stock and 5.4 million shares of the Series D Preferred Stock into 4.6 million shares of the Company’s common stock and $13.4 million in cash (see Liquidity and Capital Resources).

      As a result of the above, net loss applicable to common shareholders was $99 million or $2.26 per basic and diluted share as compared to $69 million or $1.94 per basic and diluted share for the three months ended June 30, 2003 and 2002, respectively. Basic and diluted weighted average shares were 44 million and 36 million for the three months ended June 30, 2003 and 2002, respectively. The increase in weighted average shares was primarily due to the conversions of the Company’s preferred stock into common stock as mentioned above.

Six Months Ended June 30, 2003 Compared With June 30, 2002

      Revenues as reported for Loral’s operating businesses decreased to $341 million as compared to $625 million, after eliminations of $30 million and $82 million, for the six months ended June 30, 2003 and 2002, respectively. The decrease in revenues was due to lower SS/ L revenues which primarily resulted from a lack of new satellite orders at SS/ L since December 2001 and the timing of work performed and costs incurred on satellite programs under the percentage of completion method and lower FSS revenues which was primarily due to a decrease in volume and prices in both transponder leasing and network services. Both of the Company’s segments have been adversely affected by the global economic downturn, which has caused a delay in demand for new telecommunications applications and services. Eliminations primarily consist of revenues from satellites under construction by SS/ L for FSS.

      EBITDA as reported for Loral’s operating businesses decreased to a loss of $41 million as compared to income of $119 million, after eliminations of $7 million and $12 million, for the six months ended June 30, 2003 and 2002, respectively. The decrease in the six months ended June 30, 2003 arose primarily from lower SS/ L EBITDA primarily resulting from lower sales volume and the following: (i) a charge of $24 million due to cancellation of a deposit on a launch vehicle contract; (ii) provisions for inventory obsolescence of $24 million due to the absence of new satellite awards; (iii) a charge of $13 million on the settlement of all outstanding issues with Alcatel including a contract dispute that was in arbitration; and (iv) a loss of $11 million on the acceleration of receipt of long-term receivables; (v) a charge of $10 million recorded on SS/ L-provided vendor financing, representing the difference between the carrying value of SS/ L’s receivables of $38 million and the value of the common shares received by SS/ L based on the trading price of Sirius’s common stock on March 7, 2003 of $28 million (see discussion below for gains realized subsequent to receipt of the shares). SS/ L EBITDA for the six months ended June 30, 2002 includes $13 million of income from a recovery of a claim from a vendor and provisions for inventory obsolescence of $12 million due to the absence of new satellite awards. FSS EBITDA decreased in 2003 primarily due to lower revenues, offset by lower costs and an insurance claim recovery on a satellite of $9 million.

      Depreciation and amortization was $89 million and $95 million for the six months ended June 30, 2003 and 2002, respectively. The decrease was primarily due to the timing of assets being placed in service and assets that became fully depreciated during the current period.

      As a result of the above, the Company had an operating loss of $130 million as compared to operating income of $23 million for the six months ended June 30, 2003 and 2002, respectively.

      Interest and investment income was $11 million as compared to $10 million for the six months ended June 30, 2003 and 2002, respectively.

      Interest costs remained relatively constant as interest expense was $36 million, net of capitalized interest of $19 million, as compared to $37 million, net of capitalized interest of $16 million for the six months ended June 30, 2003 and 2002, respectively. As a result of Loral’s voluntary petitions for reorganization, interest costs will decrease subsequent to July 14, 2003, since the Company expects to only pay interest on its bank debt.

      During the six months ended June 30, 2003 the Company realized $18 million of gains from the sale of all 59 million shares of its Sirius common stock, which is reflected as gain on investment on the condensed consolidated statement of operations. As of June 30, 2003, SS/ L had sold all of its shares of Sirius common stock.

      Loral, as a Bermuda company, is subject to U.S. federal, state and local income taxation at regular corporate rates plus an additional 30% “branch profits” tax on any income that is effectively connected with the conduct of a U.S. trade or business. Loral has, cumulatively from its inception, received no tax benefit as a result of being established in Bermuda because of substantial losses incurred outside the U.S. Loral’s U.S. subsidiaries are subject to regular corporate tax on their worldwide income. The Company recorded an income tax provision of $4 million on a pre-tax loss of $137 million, as compared to an income tax provision of $10 million on a pre-tax loss of $4 million for the six months ended June 30, 2003 and 2002, respectively. Loral continues to record a 100% valuation allowance against its domestic net deferred tax assets under the criteria of SFAS No. 109, Accounting for Income Taxes. Therefore, no benefit was recorded on the domestic loss for the six months ended June 30, 2003 while a provision was recorded on the domestic income for the six months ended June 30, 2002.

      Equity in net losses of affiliates was $17 million as compared to $29 million for the six months ended June 30, 2003 and 2002, respectively. Loral’s share of equity in net losses of Satmex was $13 million as compared to $11 million for the six months ended June 30, 2003 and 2002, respectively. Loral’s share of equity in net losses of XTAR was $4 million as compared to $1 million for the six months ended June 30, 2003 and 2002, respectively. Loral’s share of equity in net losses of Europe*Star, managed by Alcatel, was zero as compared to $14 million for the six months ended June 30, 2003 and 2002, respectively. In the fourth quarter of 2002, Loral’s investment in Europe*Star was reduced to zero. Accordingly, there is no longer any requirement for Loral to provide for its allocated share of Europe*Star’s net losses subsequent to December 31, 2002. Loral’s share of equity income (losses) attributable to Globalstar related activities was $1 million as compared to $(3) million for the six months ended June 30, 2003 and 2002, respectively. The 2002 amount for Globalstar related activities includes the recovery of a claim from a vendor on the Globalstar program of which $14 million ($8 million after taxes) was recorded as a benefit to equity in net losses of affiliates and reduced equity in net losses of Globalstar service provider partnerships recorded, offset by a $9 million charge relating to liabilities the Company guaranteed in connection with a Globalstar service provider partnership in 2002. See Note 8 to the condensed consolidated financial statements.

      On January 1, 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which resulted in the Company recording a charge of $892 million ($877 million after taxes) to write-off all of its cost in excess of net assets acquired (“goodwill”) for the cumulative effect of change in accounting principle (see Accounting Pronouncements).

      As a result of receiving Alcatel’s minority interest in CyberStar, L.P., Loral recognized an extraordinary gain of $14 million, which represents the excess of the fair value of acquired net assets over cost.

      Preferred dividends were $7 million as compared to $59 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in 2003 was primarily due to the non-cash dividend charges of $38 million incurred in the second quarter of 2002 on the conversion of 1.8 million shares of the Series C Preferred Stock and 2.7 million shares of the Series D Preferred Stock into an aggregate 3.1 million shares of the Company’s common stock in connection with Loral’s privately negotiated exchange transactions and reductions in dividend obligations resulting from the Company’s October 2002 exchange offers of its Series C and Series D preferred stock, which converted 6.1 million shares of the Series C Preferred Stock and 5.4 million shares of the Series D Preferred Stock into 4.6 million shares of the Company’s common stock and $13.4 million in cash (see Liquidity and Capital Resources).

      As a result of the above, net loss applicable to common shareholders was $151 million or $3.46 per basic and diluted share as compared to net loss applicable to common shareholders before the cumulative effect of the change in accounting principle relating to goodwill of $101 million or $2.91 per basic and diluted share for the six months ended June 30, 2003 and 2002, respectively. Basic and diluted weighted average shares were 44 million and 35 million for the six months ended June 30, 2003 and 2002, respectively. The increase in weighted average shares was primarily due to the conversions of the Company’s preferred stock into common stock as mentioned above.

Results by Operating Segment for the Three and Six Months Ended June 30, 2003 and 2002

      The satellite industry continues to suffer from the downturn in the global economy and the resultant decline in demand for or postponement of new satellite-based applications and services. The Company’s businesses have also been negatively effected by customers’ difficulty obtaining funding for new projects in the capital markets, by competition from fiber and other terrestrial alternatives and Loral’s financial condition.

Fixed Satellite Services

      FSS revenues were $73 million and $103 million for the three months ended June 30, 2003 and 2002, respectively and $158 million and $213 million for the six months ended June 30, 2003 and 2002, respectively. FSS revenues without network services were $62 million and $86 million for the three months ended June 30, 2003 and 2002, respectively and $134 million and $176 million for the six months ended June 30, 2003 and 2002, respectively. Network services revenues were $11 million and $17 million for the three months ended June 30, 2003 and 2002, respectively and $24 million and $37 million for the six months ended June 30, 2003 and 2002, respectively. These decreases were primarily due to a decline in prices and volume for both transponder leasing and network services due to the global economic downturn and the delay in demand for new applications and services. EBITDA was $44 million as compared to $60 million for the three months ended June 30, 2003 and 2002, respectively and $87 million and $126 million for the six months ended June 30, 2003 and 2002, respectively. The EBITDA decrease for the three and six months ended June 30, 2003, were primarily due to lower sales, partially offset by cost reductions and by an insurance claim recovery on a satellite of $9 million. As of June 30, 2003, FSS had seven operational satellites. Funded backlog for the segment totaled $1.4 billion at June 30, 2003 and December 31, 2002, including intercompany backlog of $39 million and $41 million at June 30, 2003 and December 31, 2002, respectively. Net bookings for the segment were $192 million and $203 million for the six months ended June 30, 2003 and 2002, respectively.

Satellite Manufacturing and Technology

      Revenues at SS/ L, before eliminations, were $81 million and $250 million for the three months ended June 30, 2003 and 2002, respectively and $213 million and $493 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in revenues resulted from a lack of new satellite orders since December 2001 and the timing of work performed and costs incurred on satellite programs under the percentage of completion method. EBITDA before eliminations was a loss of $89 million, as compared to income of $10 million for the three months ended June 30, 2003 and 2002, respectively and a loss of $101 million, as compared to income of $21 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in EBITDA for the three months ended June 30, 2003 was primarily due to lower sales volume and the following: (i) a charge of $24 million due to cancellation of a deposit on a launch vehicle contract; (ii) provisions for inventory obsolescence of $24 million due to the absence of new satellite awards; (iii) a charge of $13 million on the settlement of all outstanding issues with Alcatel including a contract dispute that was in arbitration; and (iv) a loss of $11 million on the acceleration of receipt of long-term receivables. The decrease in SS/ L EBITDA for the six months ended June 30, 2003 was primarily due to lower sales volume, the items mentioned above and a charge of $10 million recorded on SS/ L-provided vendor financing, representing the difference between the carrying value of SS/ L’s receivables of $38 million and the value of the common shares received by SS/ L based on the trading price of Sirius’s common stock on March 7, 2003 of $28 million. SS/ L EBITDA for the three and six months ended June 30, 2002 includes $13 million of income from a recovery of a claim from a vendor and provisions for inventory obsolescence of $9 million and $12 million, respectively, due to the absence of new satellite awards. Funded backlog for SS/ L as of June 30, 2003 and December 31, 2002 was $558 million and $763 million, respectively, including intercompany backlog of $246 million as of June 30, 2003 and $275 million as of December 31, 2002. Realization of the intercompany backlog is subject to the limitations contained in the Company’s credit agreements and cash collateral order, and in certain cases may require the consent of the lenders. The decline in backlog is due to a lack of new satellite orders, due to sluggish economic conditions that have had a negative impact industry-wide and Loral’s financial condition.

Transactions With Affiliates

      Consolidated funded backlog was $1.7 billion and $1.8 billion at June 30, 2003 and December 31, 2002 which includes $90 million and $142 million, respectively, as a result of transactions entered into with affiliates and related parties (primarily with Satmex, XTAR and Hisdesat) for the construction of satellites.

      The Company’s condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		As Restated		As Restated
Revenues	$8,244	$27,947	$23,934	$50,589
Investment income	295	294	589	588
Interest expense capitalized on development stage enterprise	—	270	428	397
Profits relating to affiliate transactions not eliminated, net of taxes	1,604	1,452	2,288	2,608
Elimination of Loral’s proportionate share of profits relating to affiliate transactions, net of taxes	(1,695)	(1,514)	(2,814)	(2,639)
Amortization of deferred credit and profits relating to investments in affiliates	262	326	523	254

Liquidity and Capital Resources

      Loral’s principal challenge has been to overcome a confluence of events that have severely affected the satellite industry in recent years. These include a downturn in the global economy in general, the inability of Loral’s customers to access the capital markets which led to the declining utilization of services by existing customers and a lack of new customers, in particular telecommunications and Internet access providers entering the market, and reduced demand resulting in an overabundance of transponder capacity for satellite services and a severe drought in satellite orders. In addition, Loral’s financial condition has been further affected by the significant investments it made and wrote-off in Globalstar. As a result of these and other factors, on July 15, 2003, Loral and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On July 15, 2003, Loral also filed parallel insolvency proceedings in Bermuda, where it is incorporated.

      Also on July 15 2003, Loral entered into a definitive agreement to sell its six North American telecommunications satellites (Telstars 4, 5, 6 and 7 which are currently in orbit, Telstar 13 which has just been launched and is undergoing in-orbit testing, and Telstar 8 which is scheduled for launch in 2004), as well as certain other net assets to the Purchasers for up to $1.1 billion in cash, subject to certain price adjustments related to Loral’s ability to achieve specified operating parameters prior to the closing. Consummation of the transaction is conditioned on the conduct of an auction by the Bankruptcy Court in the Sellers’ Chapter 11 Cases, that certain operating parameters continue to be met with respect to the assets being sold, receipt of the approval of the Federal Communications Commission and certain other closing conditions typical for transactions of this type. Loral expects to use most of the proceeds from the sale of the assets to repay its outstanding secured bank debt. The Chapter 11 Cases will enable the Sellers to sell the six North American satellites to the Purchasers free and clear of any encumbrances. There can be no assurance, however, that the transaction contemplated will be consummated. In addition, Intelsat has agreed to order a new satellite from SS/ L and will make a $100 million down payment on that order upon closing of the sale of the North American satellites, subject to obtaining a security interest from Loral on assets related to its Brazilian FSS business.

      Loral currently has approximately $2.2 billion in debt (including future accrued interest of $214 million associated with the deferred gain on the Loral Orion debt exchanges), which mainly resulted from its investments in Globalstar as well as the rapid build-up of its FSS fleet, which has demonstrated its value over time through its strong cash flow and EBITDA performance. This debt includes $962 million of bank debt that is secured by liens on the assets of Loral SpaceCom Corporation (“Loral SpaceCom”) and Loral Satellite, Inc. (“Loral Satellite”), consisting primarily of Loral’s satellite manufacturing and domestic FSS assets. As a result of filing Chapter 11, Loral expects that it will continue to pay interest only on its bank debt, which will significantly reduce its cash interest payments. Loral expects to use most of the proceeds from the sale of the North American satellites to the Purchasers to repay its outstanding secured bank debt.

      As a result of Loral’s and the Debtor Subsidiaries’ voluntary petitions for reorganization, Loral’s prepetition debt obligations (aggregating $2.1 billion at June 30, 2003) have been accelerated and are immediately due and payable and Loral’s other prepetition debt obligations are subject to acceleration and have been reclassified to current liabilities (see Note 10 to the condensed consolidated financial statements). As of July 15, 2003, Loral failed to make interest payments of $16.6 million on its 9.50% Senior Notes due 2006, and Loral Orion failed to make interest payments of $30.6 million on its 10% Senior Notes due 2006, $2.1 million on its 11.25% Senior Notes due 2007 and $3.1 million on its 12.50% Senior Notes due 2007. A creditors’ committee has been appointed to represent all unsecured creditors, including all holders of Loral’s and Loral Orion’s senior unsecured notes, and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. At this point, it is not possible to predict with certainty when a plan of reorganization will be confirmed by the Bankruptcy Court in the Chapter 11 Cases or how any such plan will treat claims of prepetition creditors.

      Loral’s intention is to reorganize around its remaining fleet of five satellites and its satellite manufacturing operations, allowing it to emerge as a viable enterprise with opportunities for future growth There is no assurance, however, that Loral will be able to formulate a viable reorganization plan or to obtain confirmation of such a plan pursuant to the provisions of the Bankruptcy Code.

      During the pendency of the Chapter 11 Cases, Loral’s business will be subject to risks and uncertainties relating to the Chapter 11 Cases. For example, the Chapter 11 Cases could adversely affect relationships with Loral’s customers, suppliers and employees, which could adversely affect the going concern value of the business, particularly if the Chapter 11 Cases are protracted. Also, transactions outside the ordinary course of business will be subject to the prior approval of the Bankruptcy Court which may limit Loral’s ability to respond to certain market events or take advantage of certain market opportunities, and, as a result, Loral’s operations could be materially adversely affected.

      As a result of the commencement of the Chapter 11 Cases, the pursuit of all pending claims and litigation against Loral and its Debtor Subsidiaries arising prior to or relating to events which occurred prior to the commencement of the Chapter 11 Cases is generally subject to an automatic stay under Section 362 of the Bankruptcy Code, and, absent further order of the Bankruptcy Court, no party may take any action to recover any prepetition claims, enforce any lien against or obtain possession of any property from Loral or its Debtor Subsidiaries. In addition, pursuant to Section 365 of the Bankruptcy Code, Loral and its Debtor Subsidiaries may reject or assume prepetition executory contracts and unexpired leases, and parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court which will be addressed in the context of the Chapter 11 Cases.

      During 2002 and the first six months of 2003, Loral took a number of steps to conserve cash on hand by reducing its operating expenses, suspending payment of cash dividends on its preferred stock and closely monitoring capital expenditures. While Loral believes that it currently has adequate cash on hand and cash flow from operations to continue normal operations and customer support through October 2003, it is reviewing the need to obtain third-party debtor-in-possession (DIP) financing, as it continues to evaluate its liquidity needs on an ongoing basis.

Equity

      As a result of the Company’s voluntary petitions for reorganization, on July 15, 2003, the New York Stock Exchange (“NYSE”) suspended trading of Loral’s common stock and has informed the Company that it intends to initiate proceedings to delist Loral’s securities. Loral’s common stock is being quoted under the ticker symbol LRLSQ on the Pink Sheets Electronic Quotation Service and on the Over-The-Counter Bulletin Board service. The Company anticipates that, in any plan of reorganization ultimately confirmed by the Bankruptcy Court, the common and preferred stock of the Company will, at best, be severely diluted and may be eliminated entirely, with the result that common and preferred stockholders would receive no distribution.

Common Stock

      In August 2002, the Company received notice from the NYSE that its common stock price failed to meet the NYSE listing requirement of maintaining a trading price over $1.00. In response, the Company requested from its shareholders, and received at its May 29, 2003 annual shareholders’ meeting, authority to effect a reverse stock split of the Company’s common stock. On June 4, 2003, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock at a ratio of one-for-ten, resulting in a new par value of $0.10 per common share (previously $0.01 par value per common share). The reverse stock split became effective after the close of business on June 13, 2003 and reduced the number of shares of common stock then outstanding from approximately 440 million to approximately 44 million.

      At its annual shareholders’ meeting on May 29, 2003, the Company obtained shareholder approval to increase the authorized number of shares of its common stock from 75,000,000 to 125,000,000 (as adjusted for the above-mentioned reverse stock split).

      Loral completed an exchange offer for certain of its outstanding stock options on March 7, 2003. In connection with this exchange offer, Loral accepted and cancelled existing stock options to purchase an aggregate of 1,488,440 shares of common stock that were tendered in the exchange offer and agreed to grant, in exchange, new stock options to purchase an aggregate of 602,149 shares of common stock. The new options were to have been granted, subject to the terms and conditions of the exchange offer, on September 8, 2003.

As a result of Loral’s Chapter 11 filing, however, Loral will not be able to grant the new stock options. Any claims or rights that option holders whose options were cancelled may have, will be addressed in the context of the Chapter 11 Cases.

Preferred Stock

      The Company’s 6% Series C Preferred Stock and Series D Preferred Stock have mandatory redemption dates in 2006 and 2007, respectively. The Company has the right to make mandatory redemption payments to the holders in either cash or common stock, or a combination of the two. As a result of obtaining shareholder approval to increase the authorized number of shares of the Company’s common stock to 125,000,000, the Company would be able to effect payment of the total mandatory redemptions in common stock based on the volume weighted average daily price of the Company’s common stock as defined at June 30, 2003. Accordingly, as of June 30, 2003, all of the Company’s outstanding preferred stock was classified within the shareholders’ deficit section of the condensed consolidated balance sheet (see Accounting Pronouncements).

      Based upon the price of the Company’s common stock at December 31, 2002, the Company did not have available a sufficient number of authorized shares of its common stock to effect payment of the total mandatory redemptions in common stock in 2006 and 2007. Accordingly, as of December 31, 2002, the Company classified an aggregate of $125 million of its Series C Preferred Stock and Series D Preferred Stock outside the shareholders’ deficit section of the balance sheet, based on the average of the volume weighted average daily price of the Company’s common stock as defined. As a consequence of the Chapter 11 Cases, it is not likely that a mandatory redemption will occur.

      In August 2002, Loral’s Board of Directors approved a plan to suspend indefinitely the future payment of dividends on its two series of preferred stock. Accordingly, Loral has deferred the payments of quarterly dividends due on its Series C Preferred Stock and the payments of quarterly dividends due on its Series D Preferred Stock. Dividends on the two series continue to accrue. In the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the Series C Preferred Stock, subject to the applicable effects of the Chapter 11 Cases and Loral’s Bermuda insolvency proceedings, the terms of the Series C Preferred Stock provide that holders of the majority of the outstanding Series C Preferred Stock will be entitled to elect two additional members to Loral’s Board of Directors. In the event accrued and unpaid dividends accumulate to an amount equal to six consecutive quarterly dividends on the Series D Preferred Stock, subject to the applicable effects of the Chapter 11 Cases and Loral’s Bermuda insolvency proceedings, the terms of the Series D Preferred Stock provide that holders of the majority of the outstanding Series D Preferred will be entitled to elect two additional members to Loral’s Board of Directors. As of June 30, 2003, accrued and unpaid dividends of $12 million represented three quarterly dividend payments outstanding.

      During the second quarter of 2002, in privately negotiated exchange transactions, Loral converted 1.8 million shares of its Series C Preferred Stock and 2.7 million shares of its Series D Preferred Stock into 3.1 million shares of its common stock. In connection with these transactions, Loral incurred non-cash dividend charges of $38 million, which primarily relate to the difference between the value of the common stock issued in the exchanges and the value of the shares that were issuable under the stated conversion terms of the preferred stock. The non-cash dividend charges had no impact on Loral’s total shareholders’ deficit as the offset was an increase in common stock and paid-in capital.

      On October 8, 2002, Loral completed exchange offers for its Series C and Series D preferred stock and converted 4.3 million shares of its Series C Preferred Stock and 2.7 million shares of its Series D Preferred Stock for 4.6 million shares of its common stock and $13.4 million in cash. In connection with the exchange offers, Loral incurred $21.6 million of dividend charges, comprised of the $13.4 million in cash and non-cash dividend charges of $8.2 million. The non-cash dividend charges relate to the difference between the value of the common stock issued in the exchanges and the value of the shares that were issuable under the stated conversion terms of the preferred stock and had no impact on Loral’s total shareholders’ deficit as the offset was an increase in common stock and paid-in capital.

Other

      The Company’s qualified pension plan, under the Internal Revenue Code and regulations thereunder, is considered fully funded (i.e. assets are greater than liabilities) and there was no contribution required. However, the significant declines experienced in the financial markets have unfavorably impacted pension plan asset performance. This, coupled with historically low interest rates (a key factor when estimating pension plan liabilities), caused the Company to recognize $65 million of non-cash charges to accumulated other comprehensive loss at December 31, 2002. These charges did not impact the Company’s reported earnings, and will be reversible in the future if either interest rates increase or market performance and plan returns improve.

Cash

      As of June 30, 2003, Loral had $128 million of cash and had no further available credit from its credit facilities.

      As stated above, substantially all of the assets of Loral SpaceCom and Loral Satellite constitute collateral security for the obligations that are owed to their bank lenders. Under the provisions of the Bankruptcy Code, Loral SpaceCom and Loral Satellite are not authorized to use the existing cash or cash proceeds of this collateral (the “Cash Collateral”) without either an order of the Bankruptcy Court authorizing the use of the Cash Collateral or the consent of their bank lenders.

      On the date the Chapter 11 Cases were commenced, the Bankruptcy Court entered an order authorizing the debtors to use the Cash Collateral to fund all operating expenses associated with their businesses in accordance with an agreed upon budget and in accordance with certain other terms set forth in the order. The use of the Cash Collateral can be terminated by the bank lenders upon the occurrence of certain events specified in the order, including the failure of the debtors and the bank lenders to agree on a budget for the further use of the Cash Collateral for the period subsequent to September 9, 2003, the failure of the debtors to comply with certain obligations contained in the order, or the failure of the debtors to achieve certain milestones with respect to the proposed sale of certain of the debtors’ assets to the Purchasers. In the event the debtors’ ability to use the Cash Collateral were terminated, the debtors would still have the right to seek the authority of the Bankruptcy Court to use the Cash Collateral notwithstanding any objection by the bank lenders. There can be no assurance that the Bankruptcy Court would grant such request.

Net Cash Provided by Operating Activities

      Net cash provided by operating activities for the six months ended June 30, 2003 was $78 million. This was primarily due to net income as adjusted for non-cash items of $11 million and a decrease in contracts-in-process of $68 million primarily resulting from net collections on customer contracts and a decrease in long-term receivables of $55 million primarily from accelerated collections of orbital receivables, offset by a decrease in customer advances of $51 million primarily due to progress on satellite programs.

      Net cash provided by operating activities for the six months ended June 30, 2002 was $113 million. This was primarily due to net income as adjusted for non-cash items of $117 million, a decrease in deposits of $50 million resulting from the assignment of launch vehicles to satellite programs, offset by a decrease in accounts payable of $31 million primarily due to the timing of payments to vendors.

Net Cash Used in Investing Activities

      Net cash used in investing activities was $16 million for the six months ended June 30, 2003, primarily as a result of capital expenditures of $50 million mainly for the construction of satellites and investments and advances to affiliates of $12 million, offset by proceeds received from the sale of Sirius common stock of $46 million.

      Net cash used in investing activities was $119 million for the six months ended June 30, 2002 primarily as a result of capital expenditures of $97 million mainly for the construction of satellites and investments in and advances to affiliates of $22 million.

Net Cash Used in Financing Activities

      Net cash used in financing activities was $0.5 million for the six months ended June 30, 2003, primarily due to debt amortization payments of $65 million (including $31 million of interest payments on the 10% senior notes) and payment of bank amendment costs of $5 million, offset by net borrowings under revolving credit facilities of $66 million and net cash provided by equity transactions of $4 million.

      Net cash used in financing activities was $46 million for the six months ended June 30, 2002, primarily due to debt amortization payments of $35 million and net cash used in equity transactions of $14 million, offset by net borrowings (repayments) under revolving credit facilities of $2 million.

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

      On September 20, 2002, Loral entered into an agreement with APT for the 50/50 joint acquisition of the Apstar V satellite, a satellite under construction by SS/L for APT. Loral’s aggregate purchase price for its 50% interest in the satellite will be 50% of the project cost of constructing, launching and insuring the satellite. At launch, Loral will obtain title to 25% of the satellite, in return for payment by Loral of half of its purchase price, a portion of which is being funded by existing launch vehicle deposits. At June 30, 2003, the total purchase price for Loral’s 50% interest in the satellite was estimated at $113 million. Subject to certain acceleration rights on the part of Loral, the remainder of the estimated purchase price will be paid by Loral as follows: $7 million for 2.5 additional transponders on the second anniversary of the satellite’s in-service date; $13 million for three additional transponders on the third anniversary; and $18 million for four additional transponders on each of the fourth and fifth anniversary. Amounts incurred to date attributable to the transponders to be acquired from APT in the future of $25 million, are being treated for accounting purposes as a repurchase obligation based on the present value of such obligations and are included in satellites under construction and long-term liabilities on Loral’s condensed consolidated balance sheet as of June 30, 2003.

      In March 2003, as a result of finalizing launch arrangements for the satellite, Loral agreed to take two fewer transponders (resulting in a reduction in the satellite percentage ownership allocation between APT and Loral from 50/50 to 54/46), without changing the 50/50 cost allocation in the satellite as described above. More recently and in response to concerns regarding the timely receipt of necessary export licenses to transfer title of the satellite from SS/L to APT, Loral and APT have been engaged in discussions to revise their existing arrangement to provide for transfer at launch of a prepaid leasehold interest, instead of title, to APT. Under this arrangement, Loral would hold title to the satellite, with APT leasing on a prepaid basis 77% of the transponders on the satellite commencing at launch. APT’s leasehold interest in the satellite would be reduced over time (ultimately to 54%) as Loral makes additional payments towards its share of the satellite project cost. Other than the retention of title, neither Loral’s economic interest nor its payment obligations with respect to the satellite would be changed as a result of this arrangement. This new arrangement may be subject to Bankruptcy Court approval.

Affiliate Matters

Satmex

      In connection with the privatization of Satmex by the Mexican Government of its fixed satellite services business, Loral and Principia formed a joint venture, Firmamento Mexicano, S.A. de R.L. de C.V. (“Holdings”). In 1997, Holdings acquired 75% of the outstanding capital stock of Satmex. As part of the acquisition, Servicios Corporativos Satelitales, S.A. de C.V. (“Servicios”), a wholly owned subsidiary of Holdings, issued a seven-year Government Obligation (“Government Obligation”) to the Mexican Govern-

ment in consideration for the assumption by Satmex of the debt incurred by Servicios in connection with the acquisition. The Government Obligation had an initial face amount of $125 million, which accretes at 6.03% and expires in December 2004. The debt of Satmex and Holdings is non-recourse to Loral and Principia. However, Loral and Principia have agreed to maintain assets in a collateral trust in an amount equal to the value of the Government Obligation through December 30, 2000 and, thereafter, in an amount equal to 1.2 times the value of the Government Obligation until maturity. As of June 30, 2003, Loral and Principia have pledged their respective shares in Holdings in such trust. Loral has a 65% economic interest in Holdings and a 49% indirect economic interest in Satmex. Loral accounts for Satmex using the equity method. The covenants of Satmex’s debt instruments restrict the ability of Satmex to pay cash dividends to Loral.

      In order to fund the construction, insurance and launch of Satmex 6, Satmex has obtained preliminary approvals for export credit agency financings and is working on a proposed private placement of $70 million of secured notes. These financings, however, are subject to, among other things, the extension of Satmex’s 2004 debt maturities. To conserve cash, Satmex did not make the August 1, 2003 interest payment of $16.2 million on those notes and has until August 30, 2003 to cure such default. If Satmex is unable to complete its proposed financing transactions, it will not have sufficient liquidity to complete the launch of Satmex 6 or service its debt. In that case, Satmex would default on its outstanding indebtedness and would seek to reorganize under either Chapter 11 of the United States Bankruptcy Code or Mexican reorganization law or both. In such event, the Company’s investment in Satmex of $38 million at June 30, 2003 would be materially and adversely affected. Moreover, while Satmex has previously deposited the remaining milestone payments due under its satellite construction contract with SS/L in a trust account for the benefit of SS/L, SS/L’s ability to recover any other amounts due under the contract, including orbital incentive payments, would be materially and adversely affected.

      At June 30, 2003, Solidaridad 2 had a remaining estimated useful life of six years. Solidaridad 2 was manufactured by Boeing and is similar in design to Solidaridad 1 and to other Boeing satellites which have experienced in-orbit component failures. While Satmex was able to obtain a renewal of the in-orbit insurance for Solidaridad 2 in November 2002, this policy does not insure against an in-orbit failure due to the loss of the satellite’s control processor, the same component that caused the loss of Solidaridad 1 and other Boeing satellites. An uninsured loss of the satellite could have a material adverse effect on Satmex’s results of operations and financial condition.

      Revenues for Satmex were $19 million and $20 million for the three months ended June 30, 2003 and 2002, respectively and $40 million and $43 million for the six months ended June 30, 2003 and 2002, respectively. Operating (loss) income was $(1.4) million and $(0.7) million for the three months ended June 30, 2003 and 2002, respectively and $(2.1) million and $0.5 million for the six months ended June 30, 2003 and 2002, respectively.

Europe*Star

      In the fourth quarter of 2002, the Company’s investment in Europe*Star was reduced to zero. Accordingly, there is no longer any requirement for Loral to provide for its allocated share of Europe*Star’s net losses subsequent to December 31, 2002. In addition, pursuant to the master settlement agreement with Alcatel, on June 30, 2003, Loral transferred to Alcatel its minority interest in Europe*Star (see Commitments and Contingencies).

XTAR

      XTAR, a joint venture between Loral and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”), a consortium comprised of leading Spanish telecommunications companies, including Hispasat, S.A., and agencies of the Spanish government, plans to construct and launch an X-band satellite to provide X-band services to government users in the United States and Spain, as well as other friendly and allied nations. XTAR is owned 56% by Loral (accounted for under the equity method since the Company does not control certain significant operating decisions) and 44% by Hisdesat. In addition, XTAR has agreed to lease certain transponders on the Spainsat satellite, which is being constructed by SS/L for Hisdesat. As of June 30, 2003, the partners in proportion to their respective ownership interests have contributed $55 million to XTAR. XTAR is seeking to raise the remaining amount of the funds it needs to construct and launch its satellite through vendor and other third-party financings. If XTAR is unable to raise the remaining funds it needs to construct, launch and operate its satellite, the Company’s investment in XTAR of $32 million at June 30, 2003 would be adversely affected. Due to the uncertainty regarding XTAR’s ability to raise the remaining funds, SS/L stopped recognizing revenues and profits associated with the construction of the satellite as of April 1, 2003, and has treated the unpaid costs incurred during the second quarter of 2003 associated with such satellite (aggregating $11 million) as an increase to Loral’s investment account balance.

Globalstar and GTL

      The Company accounts for its investment in Globalstar on the equity method due to its inability to control significant operating decisions at Globalstar. In 2000, Loral’s allocated share of Globalstar’s losses and Globalstar’s impairment charges reduced Loral’s investment in and advances to Globalstar to zero (see below). Accordingly, there is no longer any requirement for Loral to provide for its allocated share of Globalstar’s net losses subsequent to December 31, 2000. The Company accounts for its investment in Globalstar’s $500 million credit facility at fair value, with changes in the value (net of tax) recorded as a component of other comprehensive loss (see Note 8 to the condensed consolidated financial statements). The Company recorded unrealized net (losses) gains after taxes as a component of other comprehensive (loss) income of zero and $2 million for the six months ended June 30, 2003 and 2002, respectively, in connection with this security.

      On February 15, 2002, Globalstar and certain of its direct subsidiaries filed voluntary bankruptcy petitions under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court for the District of Delaware (the “Court”). In connection therewith, Loral/Qualcomm Satellite Services, L.P., the managing general partner of Globalstar, its general partner, Loral/Qualcomm Partnership, L.P. (“LQP”), and certain of Loral’s subsidiaries that serve as general partners of LQP also filed voluntary bankruptcy petitions with the Court. As a result of Globalstar’s bankruptcy petition, several of Globalstar’s debt facilities and other debt obligations have been accelerated and are immediately due and payable. Subcontractors have assumed $70 million of vendor financing that SS/L has provided to Globalstar at June 30, 2003, which includes $47 million which is non-recourse to SS/L in the event of non-payment by Globalstar due to bankruptcy and is included in long-term liabilities in Loral’s condensed consolidated balance sheets.

      On April 8, 2003, Loral signed a settlement and release agreement with Globalstar and Globalstar’s official creditors committee to resolve certain issues related to Globalstar and Globalstar’s restructuring (the “Settlement”). The Settlement was approved on April 14, 2003 by the Court and closed on July 10, 2003. Among other things, the Settlement provided that Globalstar grants to Loral, subject to certain conditions, a general release of all claims Globalstar might have against Loral; approximately 50% of Loral’s unsecured claims against Globalstar are allowed, or approximately $438 million; and the debt owed to Globalstar by three foreign service providers in which Loral has a substantial equity interest (Globalstar do Brasil, Globalstar de Mexico and GlobalTel), of an aggregate of $5.5 million has been set off against amounts otherwise due to Loral from the Globalstar Canadian service providers. In consideration, Loral has transferred to Globalstar eight spare satellites ordered by Globalstar but not fully paid for; certain agreements relating to a joint venture in which Loral is a participant and that provided the joint venture with exclusivity in marketing certain Globalstar services in the U.S. have been terminated, with a new joint venture formed between Globalstar (75%) and Loral (25%), which is under the management and control of Globalstar, to be the exclusive reseller of Globalstar encrypted, end-to-end services to certain governmental agencies in the U.S. and non-exclusively to other customers in the U.S.; the FCC license authorizing the Globalstar service, which in any event was being held by a joint venture in which Loral is a participant for the exclusive benefit of Globalstar, will be transferred to Globalstar; Loral’s equity interest in the Globalstar Canadian service providers have been transferred to Globalstar; a $11.5 million obligation of the Canadian service providers owed to Loral has been reduced by $5.5 million (described above) and the remaining debt obligation has been converted from a demand note into two five-year term notes of $4.4 million and $1.6 million, respectively; Loral’s unsecured claims against Globalstar will be reduced by approximately 50% or approximately $438 million when

Globalstar emerges from bankruptcy; the unused prepayment ($2,260,000) on a Globalstar contract under which there is a stop work order has been returned to Globalstar by Loral; a $250,000 termination fee that may come due under that contract has been waived; Loral will cooperate toward a reorganization of Globalstar; and the Loral employees on Globalstar’s management committee have resigned. Loral does not expect any material impact on its results of operations or financial position as a result of this Settlement.

      One of Globalstar’s creditors filed with the Court on April 24, 2003 a motion seeking reconsideration by the Court of the Court’s approval of the Settlement. The Court denied this motion for reconsideration on May 30, 2003, and, on June 9, 2003, the creditor filed a notice of appeal of the Court’s order approving the Settlement. Although the Company believes that the appeal, which is currently pending, is without merit, no assurance can be given in this regard or as to what relief, if any, might be granted in the event the appeal were to be successful.

      On April 28, 2003, Globalstar and ICO Global Communications (Holdings) Limited (“ICO”) received Court approval for ICO to acquire a majority interest in a reorganized Globalstar. The Court approved the sale of Globalstar’s assets to a new company to be controlled by ICO in exchange for an investment of $55 million for which ICO will receive a 54% equity stake in the new operating company. Closing of the transaction is subject to regulatory approvals prior to any license transfers and to consent by QUALCOMM Incorporated to several business issues and certain conditions precedent. The Court-approved sale supersedes an earlier proposal that had been made by Thermo Capital Partners. In addition to ICO’s 54% stake in the newly-formed company, the remaining equity will be distributed to Globalstar’s creditors, which include Loral (approximately 6%), QUALCOMM Incorporated and holders of Globalstar bonds. Globalstar will file a plan of reorganization with the Court, and has stated that it expects to complete its Chapter 11 process later this year.

      As of June 30, 2003, the Company’s investment in Globalstar related activities was $18 million, representing the fair value of its investment in Globalstar’s $500 million credit facility, which was based on the trading values of Globalstar’s public debt at June 30, 2003. If Globalstar were unable to effectuate a successful restructuring, the Company’s remaining investment in Globalstar’s $500 million credit facility would be impaired, which, as discussed above, would have no effect on the Company’s results of operations. Loral’s investment in the operations of those Globalstar service provider ventures in which it participates as an equity owner was zero in the first six months of 2003. Globalstar service providers own and operate gateways, are licensed to provide services and, through their sales and marketing organizations, are actively selling Globalstar service, in their respective territories.

Contractual Obligations

      Contractual obligations as previously disclosed in the Company’s Latest Annual Report on Form 10-K have not materially changed. However, as a result of the Company’s Chapter 11 filing, debt obligations of approximately $2.2 billion have been accelerated or are subject to acceleration.

      Recently, counterparties have declined to renew yen denominated forward contracts. The inability to enter into forward contracts exposes SS/L’s future revenues, costs and cash associated with anticipated yen denominated receipts and payments to currency fluctuations. As of June 30, 2003, SS/L had the following amounts denominated in Japanese Yen that were substantially hedged (in millions):

	Japanese Yen	U.S.$

Future revenues	¥3,646	$30.5
Future expenditures	860	7.3
Contracts-in-process	1,991	16.6

      Upon filing Chapter 11, SS/L’s hedges were cancelled leaving SS/L vulnerable to foreign currency fluctuations in the future.

Commitments and Contingencies

      SS/L has deferred revenue and established warranty obligations relating to satellites sold to customers which could be impacted by future performance. A reconciliation of such deferred amounts for the three months ended March 31, 2003 is as follows (in millions):

Balance of deferred amounts at January 1, 2003	$14.1
Accruals for deferred amounts issued during the period	—
Accruals relating to pre-existing contracts (including changes in estimates)	2.3

Balance of deferred amounts at June 30, 2003.	$16.4

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

      Fourteen of the satellites built by SS/L and launched since 1997, seven of which are owned and operated by Loral’s subsidiaries or affiliates, have experienced minor losses of power from their solar arrays. Although to date, neither the Company nor any of the customers using the affected satellites have experienced any degradation in performance, there can be no assurance that one or more of the affected satellites will not experience additional power loss that could result in performance degradation, including loss of transponder capacity or reduction in power transmitted. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred and the number and type of use being made of transponders then in service. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities of the remaining transponders. In the case of one satellite, Loral Skynet has removed one transponder from service in order to maintain proper power balance for the remaining transponders, none of which have been degraded in performance as a result of the power loss. A complete or partial loss of satellites could result in a loss of orbital incentive payments and, in the case of satellites owned by Loral subsidiaries and affiliates, a loss of revenues and profits. With respect to satellites under construction and construction of new satellites, based on its investigation of the matter, SS/L has identified and has implemented remediation measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, the Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

      In September 2001, the PAS 7 satellite built by SS/L for PanAmSat experienced an electrical power failure on its solar arrays that resulted in the loss of use of certain transponders on the satellite. Also, the PAS 8 satellite has experienced minor losses of power from its solar arrays, the cause of which is unrelated to the loss of power on the PAS 7 satellite. On June 30, 2003, PanAmSat commenced an arbitration claiming that under its contract with SS/L it is entitled to $23.7 million as a result of these losses. As a result of SS/L’s Chapter 11 filing, this arbitration is subject to the automatic stay and further proceedings in the matter have been suspended. See Part II, Item 1, Legal Proceedings. In addition, a Loral Skynet satellite has experienced a minor loss of power from its solar arrays, the cause of which may be similar to the cause of the PAS 7 anomaly. SS/L believes, however, that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, SS/L does not believe that these anomalies will affect other on-orbit satellites built by SS/L.

      SS/L has contracted to build a spot beam, Ka-band satellite for a customer planning to offer broadband data services directly to the consumer. SS/L had suspended work on this program since December 2001 while the customer and SS/L were in discussions to resolve a dispute under the contract. In March 2003, SS/L and the customer reached an agreement in principle to restart the satellite construction program, and in June 2003, SS/L and the customer executed a definitive agreement. As of June 30, 2003, SS/L had billed and unbilled accounts receivable and vendor financing arrangements of $51 million including accrued interest with this customer. Under the agreement, the customer will pay the remainder of the purchase price under the contract of $68.1 million (including $51 million owed to SS/L at June 30, 2003) in installments over time, a portion of which will be due subsequent to completion of the satellite.

      SS/L was a party to an Operational Agreement with Alcatel Space Industries, pursuant to which the parties had agreed to cooperate on certain satellite programs, and an Alliance Agreement with Alcatel Space (together with Alcatel Space Industries, “Alcatel”), pursuant to which Alcatel had certain rights with respect to SS/L. The agreements between Alcatel and SS/L were terminable on one year’s notice, and, on February 22, 2001, Loral gave notice to Alcatel that they would expire on February 22, 2002. In April 2001, Alcatel commenced an arbitration proceeding challenging the effectiveness of Loral’s notice of termination and asserting various alleged breaches of the agreements by SS/L relating to the exchange of information and other procedural or administrative matters. In February 2002, the arbitral tribunal issued a partial decision, which upheld the validity of Loral’s termination effective February 22, 2002 and Alcatel’s claims as to certain breaches. The partial decision was confirmed by the District Court for the Southern District of New York on June 25, 2002. The arbitral tribunal provided both parties with an opportunity to file any additional claims or counterclaims they had. In March 2002, Alcatel submitted additional claims against Loral and SS/L and sought at least $350 million in damages in respect of all of its claims. On January 27, 2003, Loral and SS/L received from the arbitral tribunal a partial decision on the additional claims and counterclaims. The arbitral tribunal ruled in favor of Alcatel on most of its claims alleging breaches of the Operational Agreement or Alliance Agreement and ruled against Loral and SS/L on the counterclaims. The arbitral tribunal deferred, pending additional submissions and hearings, a determination whether any of the breaches caused Alcatel to suffer injury and a determination of the amount of damages, if any.

      On June 30, 2003, Loral, SS/L and Alcatel entered into a master settlement agreement in settlement of all claims among the parties. Pursuant to the master settlement agreement, Loral paid Alcatel $5 million and agreed to pay an additional $8 million within one year, resulting in a charge to operations of $13 million. In addition, Alcatel transferred to Loral its minority interest in CyberStar, L.P., and Loral transferred to Alcatel its minority interests in Europe*Star and SkyBridge Limited Partnership that Loral had previously written off. As a result of receiving Alcatel’s minority interest in CyberStar, L.P., Loral recognized an extraordinary gain of $14 million, which represents the minority interest liability in excess of the fair value of the acquired net assets. Under the terms of the agreement, the arbitration and a related court proceeding to confirm the arbitral tribunal’s January partial award were suspended, with termination to occur on the date of confirmation of a plan of reorganization or a liquidation, provided that if any action is commenced in the Chapter 11 Cases seeking the repayment, disgorgement or turnover of the transfers made in connection with the agreement, the arbitration and related court confirmation proceeding would not be terminated until such repayment, disgorgement or turnover action had been dismissed. The master settlement agreement also provides that Alcatel is entitled to reinstate the arbitration if it is required by judicial order to repay, disgorge or turn over the consideration paid to it under the agreement in the context of the Chapter 11 Cases.

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

      Sirius, a customer of SS/L, is currently in the process of rolling out its business. On March 7, 2003, Sirius completed its recapitalization plan and received $200 million in cash from third party investors and exchanged approximately $636 million of its debt and all of its $525 million of preferred stock into common stock. As part of this recapitalization, SS/L converted all of its vendor financing receivables of approximately $76 million into 58,964,981 shares of common stock of Sirius. For the three and six months ended June 30, 2003, SS/L realized net proceeds of $36 million and $46 million, respectively, from the sale of 41 million shares and 59 million shares, respectively, of the Sirius common stock that it received in the recapitalization, and realized gains on such sales of $17 million and $18 million, respectively. As of June 30, 2003, SS/L had sold all of its shares of Sirius common stock. At December 31, 2002, the receivables from Sirius were classified as short-term vendor financing receivables. In the first quarter of 2003, SS/L recorded a charge on the vendor financing receivables due from Sirius of $10 million, representing the difference between the carrying value of SS/L’s receivables of $38 million, and the value of the common shares received by SS/L based on the trading price of Sirius’s common stock on March 7, 2003 of $28 million. The increase in the value of Sirius’ common stock from March 7, 2003 to March 31, 2003 of $10 million was recorded as an adjustment to accumulated other comprehensive income (loss) in the condensed consolidated balance sheet as of March 31, 2003.

      SS/L has entered into several long-term launch services agreements with various launch providers to secure future launches for its customers, including Loral and its affiliates. Through the assignment of satellites to launch vehicles, refunds and cancellations (as a result of current market conditions), SS/L has reduced its launch deposits by $111 million from December 31, 2001 through June 30, 2003. SS/L had launch services agreements with International Launch Services (“ILS”) which covered three launches. In November 2002, SS/L terminated one of those future launches, which had a termination liability equal to SS/L’s deposit of $5 million. Subsequently, SS/L received a letter from ILS alleging SS/L’s breach of the agreements, purporting to terminate all three launches and asserting a right to retain $42.5 million in deposits, without prejudice to any other legal claims or remedies. Despite ILS’s termination of all three launches, to protect its interest SS/L also terminated a second launch, which had a termination liability equal to its deposit of $5 million, and SS/L recognized a non-cash charge to earnings of $10 million in the fourth quarter of 2002 with respect to the two terminated launches. In June 2003, to protect its interest, SS/L also terminated a third launch, which had a termination liability equal to $23.5 million, and SS/L recognized a non-cash charge to earnings of $23.5 in the second quarter of 2003 with respect to this launch. SS/L believes that ILS’s claims are without merit and intends to defend against them vigorously and to seek recovery of its deposits and termination liabilities. The Company does not believe that this matter will have a material adverse effect on its consolidated financial position and its results of operations, although no assurances can be provided.

      While the Company has in the past, consistent with industry practice and the requirements in the Company’s debt agreements, typically obtained in-orbit insurance for its satellites, the Company cannot guarantee that, upon a policy’s expiration, the Company will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. Five satellites owned by Loral Skynet and Loral Orion have the same solar array configuration as two other 1300 class satellites manufactured by SS/L that have experienced solar array failures. SS/L believes that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, the Company does not believe that these anomalies will affect these satellites. The insurance coverage for Telstar 10/Apstar IIR, however, provides for coverage of losses due to solar array failures only in the event of a capacity loss of 75% or more. The Company believes, that the insurers will require either exclusions of, or limitations on, coverage due to solar array failures in connection with renewals of insurance for the other four satellites in 2003 and 2004. An uninsured loss of a satellite would have a material adverse effect on the Company’s consolidated financial position and its results of operations. Moreover, the Company is required under the terms of its bank facilities and cash collateral order to use the insurance proceeds from any launch or in-orbit failure of a satellite owned by Loral SpaceCom or Loral Satellite to prepay the bank loans, and as a result, these insurance proceeds would not be available to Loral to build a replacement for the lost satellite, which would result in an adverse effect on its future revenue.

      In an order released on August 8, 2003, the FCC added Telstar 13 to the “Permitted Space Station List” in the C-Band frequency at 121 degrees W.L. As a result of this action, earth stations located in the U.S. will be able to communicate with the Telstar 13 satellite, which was successfully launched on August 7, 2003, and Telstar 13 will be permitted to operate in the U.S. using a non-U.S. ITU filing. The order contains several conditions on this authorization, including (1) a requirement that Telstar 13 be in compliance with all applicable current and future operational requirements as a result of coordination agreements reached with other satellite systems; and (2) that, in the absence of a coordination agreement with a satellite network with higher ITU priority, Telstar 13 must cease service to the U.S. market immediately upon launch and operation of the higher ITU priority satellite, or be subject to further conditions designed to address potential harmful interference to a satellite with ITU date precedence. New Skies Satellites has asserted that its non-U.S. ITU filing at 120.8 degrees W.L. has ITU priority over Telstar 13. Loral Skynet is continuing its international coordination of the 121 degrees W.L. slot. There can be no assurance, however, that coordination discussions will be successful.

      On October 21, 2002, National Telecom of India Ltd. (“Natelco”) filed suit against Loral and Loral CyberStar in the United States District Court for the Southern District of New York. The suit relates to a joint venture agreement entered into in 1998 between Natelco and ONS Mauritius, Ltd., a Loral Orion subsidiary, the effectiveness of which was subject to express conditions precedent. In 1999, ONS Mauritius had notified Natelco that Natelco had failed to satisfy those conditions precedent. In Natelco’s amended complaint filed in March 2003, Natelco has alleged wrongful termination of the joint venture agreement, has asserted claims for breach of contract and fraud in the inducement and is seeking damages and expenses in the amount of $97 million. Loral believes that the claims are without merit and intends to vigorously defend against them. As a result of Loral’s Chapter 11 filing, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended. See Part II, Item 1, Legal Proceedings.

      The Company is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, the Company does not believe that any of these other existing legal matters will have a material adverse effect on its consolidated financial position or results of operations. These claims against the Company are subject to the automatic stay as a result of the commencement of the Chapter 11 Cases. See Part II, Item 1, Legal Proceedings.

      Globalstar Related Matters. On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited (“GTL”) and Globalstar against GTL, Loral, Bernard L. Schwartz and other defendants were consolidated into one action titled In re: Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation, Loral and Bernard L. Schwartz alleging (a) that all defendants (except Loral) violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar’s business and prospects, (b) that defendants Loral and Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of Globalstar, (c) that defendants GTL and Schwartz are liable under Section 11 of the Securities Act of 1933 (the “Securities Act”) for untrue statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Loral and Schwartz are secondarily liable under Section 15 of the Securities Act for GTL’s primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related or affiliated therewith. Loral and Mr. Schwartz have filed a motion to dismiss the amended complaint in its entirety as to Loral and Mr. Schwartz, which motion is pending before the court. Loral believes that it has meritorious defenses to this class action lawsuit and intends to pursue them vigorously. As a result of Loral’s Chapter 11 filing, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended insofar as Loral is concerned but are proceeding as to the other defendants. See Part II, Item 1, Legal Proceedings.

      On March 2, 2002, the seven separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of common stock of Loral Space & Communications Ltd. (“Loral”) against Loral, Bernard L. Schwartz and Richard Townsend were consolidated into one action titled In re: Loral Space & Communications Ltd. Securities Litigation. On May 6, 2002, plaintiffs in the consolidated action filed a consolidated amended class action complaint alleging (a) that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by making material misstatements or failing to state material facts about Loral’s financial condition and its investment in Globalstar and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related or affiliated therewith. Loral and Messrs. Schwartz and Townsend have filed a motion to dismiss the complaint in its entirety. At oral argument on the motion on May 9, 2003, the Court indicated its intent to dismiss the complaint but gave the plaintiffs thirty days to amend their complaint to state a cause of action. In the interim, the Court denied the motion without prejudice to its renewal. On June 9, 2003, the plaintiffs filed an amended complaint alleging essentially the same claims as in the original amended complaint. As a result of Loral’s Chapter 11 filing, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended, insofar as Loral is concerned but are proceeding as to the other defendants who served a motion to dismiss the amended complaint on July 31, 2003. See Part II, Item 1, Legal Proceedings.

      In addition, the primary insurer under Loral’s directors and officers liability insurance policy has denied coverage for the case filed by Loral shareholders under the policy and, on March 24, 2003, filed a lawsuit in the Supreme Court of New York county seeking a declaratory judgment upholding their coverage position. In May 2003, Loral and the other defendants served their answer and filed counterclaims seeking a declaration that the insurer is obligated to provide coverage and damages for breach of contract and the implied covenant of good faith. In May 2003, Loral and the other defendants also filed a third party complaint against the excess insurers seeking a declaration that they are obligated to provide coverage. Loral believes that the insurers have wrongfully denied coverage and intends to defend against the denial vigorously. As a result of Loral’s Chapter 11 filing, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended insofar as Loral is concerned but are proceeding as to the other defendants. See Part II, Item 1, Legal Proceedings.

Other Matters

Insurance Matters

      The Company, like others in the satellite industry, is faced with significantly higher premiums on launch and in-orbit insurance, increasing thresholds in determining total losses for satellites in orbit and significantly shorter coverage periods than those that have been available in the past, which is due in part to the events of September 11, 2001. This development in the insurance industry has increased the cost of doing business. The Company intends to pass on some of the increased cost to its customers. There can be no assurance, however, that it will be able to do so. Insurance market conditions have historically been cyclical in nature. While the Company anticipates that these conditions will improve in the future, there can be no assurance that they will. See Commitments and Contingencies.

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

      In accordance with SFAS 142, the Company’s previously recognized cost in excess of net assets acquired (“goodwill”) of $892 million for business acquisitions accounted for under the purchase method of accounting completed prior to July 1, 2001, was reviewed under the new transitional guidance as of January 1, 2002. Goodwill had been previously assigned to the Company’s business segments as follows (based on the net book value at December 31, 2001): FSS $606 million and satellite manufacturing and technology $286 million. The Company hired professionals in the valuation consulting business to determine the fair value of each of the Company’s reporting units. Since there were no quoted market prices in active markets for the Company’s reporting units, the measurement of fair value for each reporting unit was based on the best information available for that reporting unit, including reasonable and supportable assumptions and projections, as follows: (1) FSS — public company trading multiples merger and acquisition transaction multiples and (2) satellite manufacturing and technology — future discounted cash flows. Based on the fair values concluded on by those professionals, management determined that the goodwill for each of the Company’s reporting units under the new guidance in SFAS 142 was fully impaired. Accordingly, as of January 1, 2002, the Company recorded a non-cash charge for the cumulative effect of the change in accounting principle of $892 million before taxes ($877 million after taxes).

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

FIN 45

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements were effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of 2002. The Company adopted the recognition provisions of FIN 45 on January 1, 2003 and determined that there was no effect on its consolidated financial position or results of operations.

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

SFAS 149

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, except for certain provisions that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters prior to June 15, 2003. The Company is currently evaluating the provisions of SFAS 149.

SFAS 150

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for the Company beginning on July 1, 2003. The Company is currently evaluating the provisions of SFAS 150.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

      Recently, counterparties have declined to renew yen denominated forward contracts. The inability to enter into forward contracts exposes SS/L’s future revenues, costs and cash associated with anticipated yen denominated receipts and payments to currency fluctuations. As of June 30, 2003, SS/L had the following amounts denominated in Japanese Yen that were substantially hedged (in millions):

	Japanese Yen	U.S.$

Future revenues	¥3,646	$30.5
Future expenditures	860	7.3
Contracts-in-process	1,991	16.6

      Upon filing Chapter 11, SS/L’s hedges were cancelled leaving SS/L vulnerable to foreign currency fluctuations in the future.

Item 4.      Disclosure Controls and Procedures

      (a) Disclosure controls and procedures. Loral’s chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of June 30, 2003 have concluded that as of June 30, 2003, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

      (b) Internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2003, that have materially effected or are reasonably likely to materially effect the Company’s control over financial reporting.

Part II.

OTHER INFORMATION

Item 1.	Legal Proceedings

      Loral and certain of its subsidiaries (the “Debtor Subsidiaries”) filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on July 15, 2003 in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Loral and its subsidiaries continue to manage their properties and operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code.

      Also on July 15, 2003, Loral and one of its Bermuda subsidiaries filed parallel insolvency proceedings in the Supreme Court of Bermuda (the “Bermuda Court”). On such date, the Bermuda Court granted an order appointing Philip Wallace, Chris Laverty and Michael Morrison, partners of KPMG, as Joint Provisional Liquidators (“JPLs”) in respect of the Company and the Bermuda subsidiary. The Bermuda Court granted the JPLs the power to oversee the continuation and reorganization of these companies’ businesses under the control of their boards of directors and under the supervision of the U.S. Bankruptcy Court and the Bermuda Court. The JPLs have not audited the contents of this report.

      As a result of the commencement of the Chapter 11 Cases, the pursuit of all pending claims and litigation against Loral and its Debtor Subsidiaries arising prior to or relating to events which occurred prior to the commencement of the Chapter 11 Cases is generally subject to an automatic stay under Section 362 of the Bankruptcy Code, and, absent further order of the Bankruptcy Court, no party may take any action to recover any prepetition claims, enforce any lien against or obtain possession of any property from Loral or its Debtor Subsidiaries. In addition, pursuant to Section 365 of the Bankruptcy Code, Loral and its Debtor Subsidiaries may reject or assume prepetition executory contracts and unexpired leases, and parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court which will be addressed in the context of the Chapter 11 Cases.

      See Note 12 to the condensed consolidated financial statements.

Item 2.	Changes in Securities and Use of Proceeds

          Reverse Stock Split

      On June 4, 2003, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock at a ratio of one-for-ten, resulting in a new par value of $0.10 per common share (previously $0.01 par value per common share). The reverse stock split became effective after the close of business on June 13, 2003 and reduced the number of shares of common stock then outstanding from approximately 440 million to approximately 44 million.

          Increase in the Number of Authorized Shares

      At its annual shareholders’ meeting on May 29, 2003, the Company obtained shareholder approval to increase the authorized number of shares of its common stock from 75,000,000 to 125,000,000 (as adjusted for the above-mentioned reverse stock split).

Item 3.	Defaults Upon Senior Securities

      (a) On July 15, 2003, Loral and the Debtor Subsidiaries filed voluntary petitions for reorganization under the Bankruptcy Code in the Bankruptcy Court (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)). As a result of Loral’s and the Debtor Subsidiaries’ voluntary petitions for reorganization, Loral’s prepetition debt obligations (aggregating approximately $2.1 billion at June 30, 2003) have been accelerated and are immediately due and payable and Loral’s other prepetition debt obligations are subject to acceleration (see Note 10 to the condensed consolidated financial statements). As of July 15, 2003, Loral failed to make interest payments of $16.6 million on its 9.50% Senior Notes due 2006, and Loral Orion failed to make interest payments of $30.6 million on its 10% Senior Notes due 2006, $2.1 million on its 11.25% Senior Notes due 2007 and $3.1 million on its 12.50% Senior Notes due 2007.

      (b) In August 2002, Loral’s Board of Directors approved a plan to suspend indefinitely the future payment of dividends on its two series of preferred stock. Accordingly, Loral has deferred the payments of quarterly dividends due on its Series C Preferred Stock and the payments of quarterly dividends due on its Series D Preferred Stock. Dividends on the two series continue to accrue. In the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the Series C Preferred Stock, holders of the majority of the outstanding Series C Preferred Stock will be entitled to elect two additional members to Loral’s Board of Directors. In the event accrued and unpaid dividends accumulate to an amount equal to six consecutive quarterly dividends on the Series D Preferred Stock, holders of the majority of the outstanding Series D Preferred will be entitled to elect two additional members to Loral’s Board of Directors. As of June 30, 2003, accrued and unpaid dividends of $12.2 million represented three quarterly dividend payments outstanding.

      Loral does not intend to make interest or dividend payments to cure these defaults, and the lenders, noteholders and preferred stockholders have not issued waivers related to these defaults.

Item 4.	Submissions of Matters to a Vote of Security Holders

      On May 29, 2003, at the Company’s Annual Meeting of Shareholders, the following proposals were acted on (as adjusted for the above-mentioned reverse stock split):

(1) In an uncontested election, four nominees for the Board of Directors were elected to three-year terms expiring in 2006. The votes were as follows:

	For	Withheld

Howard Gittis	34,570,914	2,159,134
Gershon Kekst	34,554,913	2,175,135
Arthur L. Simon	34,597,002	2,133,046
Eric J. Zahler	34,650,312	2,079,736

(2) Amendment of the Company’s bye-laws to allow for implementation of a reverse stock split of the Company’s common stock. The votes were as follows:

For	Against	Abstain

33,700,497	2,882,654	146,897

(3) Increasing the number of authorized shares of the Company’s common stock. The votes were as follows:

For	Against	Abstain

32,101,384	4,386,659	242,005

(4) The selection of Deloitte & Touche LLP to serve as independent auditors for the fiscal year ending December 31, 2003, was approved. The votes were as follows:

For	35,396,008
Against	1,011,331
Abstain	322,709

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following exhibits are filed as part of this report:

Exhibit 10.1 —	Master Agreement dated June 30, 2003 among Loral Space & Communications Ltd., Loral Space & Communications Corporation, Loral SpaceCom Corporation, Space Systems/ Loral, Inc. and Alcatel Space

Exhibit 12 —	Computation of Deficiency of Earnings to Cover Fixed Charges

Exhibit 31.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

Date of Report		Description

June 5, 2003	Item 5 — Other Events Item 7 — Financial Statements, Pro Forma Financial Information and Exhibits	2002 Annual Meeting of Shareholders Amended Bye-law 4 (c) of Loral Space & Communications Ltd.
June 6, 2003	Item 7 — Financial Statements, Pro Forma Financial Information and Exhibits	First Quarter 2003 earnings release
Item 9 — Regulation FD Disclosure

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LORAL SPACE & COMMUNICATIONS LTD.

Registrant

/s/ RICHARD J. TOWNSEND

Richard J. Townsend
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
and Registrant’s Authorized Officer

Date: August 14, 2003

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 10.1	—	Master Agreement dated June 30, 2003 among Loral Space & Communications Ltd., Loral Space & Communications Corporation, Loral SpaceCom Corporation, Space Systems/ Loral, Inc. and Alcatel Space
Exhibit 12	—	Computation of Deficiency of Earnings to Cover Fixed Charges
Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002