Form 10-Q
period 2003-09-30
LORAL SPACE & COMMUNICATIONS LTD
filed 2003-11-14
CIK 1006269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      As of October 31, 2003, there were 44,125,202 shares of Loral Space & Communications Ltd. common stock outstanding.

PART 1. FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
CONDENSED CONSOLIDATING BALANCE SHEET
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Disclosure Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 3. Defaults Upon Senior Securities
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
COMPUTATION OF DEFICIENCY OF EARNINGS
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER

PART 1.

FINANCIAL INFORMATION

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(In thousands, except
	par values)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,805	$65,936
Accounts receivable, net	21,995	28,893
Contracts-in-process	74,534	113,154
Vendor financing receivables	—	38,016
Inventories	61,384	95,733
Insurance proceeds receivable	122,770	—
Other current assets	43,328	48,695

Total current assets	426,816	390,427
Property, plant and equipment, net	1,797,795	1,878,137
Long-term receivables	57,062	163,191
Investments in and advances to affiliates	75,982	95,443
Deposits	12,000	58,250
Other assets	84,540	107,354

Total assets	$2,454,195	$2,692,802

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Current portion of long-term debt	$—	$130,167
Accounts payable	16,882	58,323
Accrued employment costs	14,115	34,531
Customer advances	34,072	114,080
Accrued interest and preferred dividends	6,477	37,370
Income taxes payable	80	37,936
Other current liabilities	7,635	48,736

Total current liabilities	79,261	461,143
Pension and other postretirement liabilities	2,682	124,193
Long-term liabilities	174,217	214,132
Long-term debt	—	2,106,330

Total liabilities not subject to compromise	256,160	2,905,798
Liabilities subject to compromise (Note 11)	2,901,394	—
Minority interest	2,470	16,150
Convertible redeemable preferred stock:
6% Series C ($106,009 redemption value), $.01 par value	—	104,582
6% Series D ($21,122 redemption value), $.01 par value	—	20,499
Commitments and contingencies (Notes 2, 10, 11 and 14)
Shareholders’ deficit:
Convertible redeemable preferred stock:
6% Series C ($81,265 redemption value), $.01 par value	—	80,171
6% Series D ($15,585 redemption value), $.01 par value	—	15,125
Common stock, $.10 par value	4,413	4,293
Paid-in capital	3,392,867	3,389,035
Treasury stock	(3,360)	(3,360)
Unearned compensation	(188)	(151)
Retained deficit	(4,060,669)	(3,782,107)
Accumulated other comprehensive loss	(38,892)	(57,233)

Total shareholders’ deficit	(705,829)	(354,227)

Total liabilities and shareholders’ deficit	$2,454,195	$2,692,802

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		As Restated		As Restated
		(See Note 4)		(See Note 4)

	(In thousands, except per share amounts)
	(Unaudited)
Revenues from satellite sales (see Note 14 regarding revenue reversal in the third quarter of 2003)	$(23,568)	$119,425	$162,676	$532,475
Revenues from satellite services	70,891	91,557	225,529	303,043

Total revenues	47,323	210,982	388,205	835,518
Cost of satellite sales (see Note 14 regarding cost of sales reversal in the third quarter of 2003)	14,993	124,647	298,410	513,965
Cost of satellite services	59,969	65,102	172,979	193,820
Selling, general and administrative expenses	40,859	37,038	115,189	120,158

Operating (loss) income before reorganization expenses due to bankruptcy	(68,498)	(15,805)	(198,373)	7,575
Reorganization expenses due to bankruptcy	(8,760)	—	(8,760)	—

Operating (loss) income	(77,258)	(15,805)	(207,133)	7,575
Interest and investment income	675	1,076	11,516	10,937
Interest expense	(9,931)	(19,510)	(45,664)	(56,465)
Gain on investment	—	—	17,900	—

Loss before income taxes, equity in net losses of affiliates, minority interest, cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(86,514)	(34,239)	(223,381)	(37,953)
Income tax (provision) benefit	(676)	7,685	(4,525)	(1,886)

Loss before equity in net losses of affiliates, minority interest, cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(87,190)	(26,554)	(227,906)	(39,839)
Equity in net losses of affiliates, net of taxes	(38,808)	(22,009)	(55,646)	(51,159)
Minority interest, net of taxes	89	(149)	65	(143)

Loss before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(125,909)	(48,712)	(283,487)	(91,141)
Cumulative effect of change in accounting principle, net of taxes of $13,809 in 2002	(1,970)	—	(1,970)	(876,500)
Extraordinary gain on acquisition of minority interest, net of taxes	—	—	13,615	—

Net loss	(127,879)	(48,712)	(271,842)	(967,641)
Preferred dividends	—	(8,607)	(6,720)	(67,380)

Net loss applicable to common shareholders	$(127,879)	$(57,319)	$(278,562)	$(1,035,021)

Basic and diluted loss per share:
Before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	$(2.86)	$(1.53)	$(6.64)	$(4.45)
Cumulative effect of change in accounting principle	(0.04)	—	(0.04)	(24.60)
Extraordinary gain on acquisition of minority interest	—	—	0.31	—

Loss per share	$(2.90)	$(1.53)	$(6.37)	$(29.05)

Weighted average shares outstanding:
Basic and diluted	44,107	37,374	43,723	35,632

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2003	2002

		As Restated
		(See Note 4)

	(In thousands)
	(Unaudited)
Operating activities:
Net loss	$(271,842)	$(967,641)
Non-cash items:
Equity in net losses of affiliates, net of taxes	55,646	59,357
Minority interest, net of taxes	(65)	143
Cumulative effect of change in accounting principle, net of taxes	1,970	876,500
Extraordinary gain on acquisition of minority interest, net of taxes	(13,615)	—
Deferred taxes	3,656	6,313
Depreciation and amortization	132,377	141,632
Provisions for inventory obsolescence	35,107	14,013
Loss on cancellation of deposit	23,500	—
Loss on acceleration of receipt of long-term receivables	10,893	—
Charge on conversion of sales arrangement to lease arrangement (Note 14)	10,098	—
Charge on vendor financing receivables	10,008	11,190
Accrual for Alcatel settlement	8,000	—
Provisions for bad debts	7,714	2,196
Loss on equipment disposals	—	1,977
Gain on investment	(17,900)	—
Interest	(916)	(931)
Changes in operating assets and liabilities:
Accounts receivable	(816)	230
Contracts-in-process	26,331	74,982
Inventories	(758)	(3,023)
Long-term receivables	75,612	4,172
Deposits	22,750	30,700
Other current assets and other assets	31,241	27,012
Accounts payable	11,429	(24,906)
Accrued expenses and other current liabilities	(2,666)	(32,178)
Customer advances	(58,713)	239
Income taxes payable	(598)	(443)
Pension and other postretirement liabilities	8,016	6,638
Long-term liabilities	(11,447)	(9,587)
Other	234	251

Net cash provided by operating activities	95,246	218,836

Investing activities:
Capital expenditures	(86,263)	(141,709)
Proceeds from sale of investment	45,908	—
Investments in and advances to affiliates	(18,591)	(41,321)

Net cash used in investing activities	(58,946)	(183,030)

Financing activities:
Borrowings under revolving credit facilities	71,400	118,000
Repayments under term loans	(32,500)	(48,750)
Repayments under revolving credit facilities	—	(99,000)
Interest payments on 10% senior notes	(30,635)	(45,952)
Repayments of export-import facility	(6,434)	(1,073)
Repayments of other long-term obligations	—	(16)
Payment of bank amendment costs	(5,131)	—
Preferred dividends	—	(29,485)
Proceeds from stock issuances	3,869	9,967

Net cash provided by (used in) financing activities	569	(96,309)

Increase (decrease) in cash and cash equivalents	36,869	(60,503)
Cash and cash equivalents — beginning of period	65,936	159,949

Cash and cash equivalents — end of period	$102,805	$99,446

Non-cash activities:
Insurance proceeds receivable recorded for satellite loss and warranty obligations	$122,770	$—

Unrealized (losses) gains on available-for-sale securities, net of taxes	$17,594	$(11,458)

Accrual of preferred dividends	$6,720	$—

Unrealized net gains (losses) on derivatives, net of taxes	$44	$(948)

Conversion of Series C preferred stock and Series D preferred stock and related issuance of additional common shares on conversion	$—	$256,444

Supplemental information — cash received (paid) for reorganization items:
Professional fees	$(195)	$—
Interest income	1,734	—

	$1,539	$—

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business

      Loral Space & Communications Ltd. (“Loral” or the “Company”, which terms shall include its subsidiaries unless otherwise indicated or the context requires) together with its subsidiaries is one of the world’s leading satellite communications companies with substantial activities in satellite-based communications services and satellite manufacturing. Loral is organized into two operating businesses (see Note 16):

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

Satellite Manufacturing and Technology. The Company designs and manufactures satellites and space systems and develops satellite technology for a broad variety of customers and applications through Space Systems/Loral, Inc. (“SS/L”).

2.	Sale of Assets, Bankruptcy Filings and Telstar 4 Failure

      On July 15, 2003, Loral Space & Communications Corporation, Loral SpaceCom Corporation and Loral Satellite, Inc. (collectively, the “Sellers”), direct or indirect subsidiaries of Loral, entered into a definitive agreement (the “Asset Purchase Agreement”) to sell to Intelsat, Ltd. and Intelsat (Bermuda), Ltd. (together, the “Purchasers”), all of the Sellers’ domestic fixed satellite services satellites, then comprised of four satellites in-orbit (one of which failed in September 2003, see below) and two under construction (one of which has been successfully launched and completed in-orbit testing and was placed into service on September 12, 2003 and one scheduled for launch in 2004), as well as certain other net assets. In addition, Intelsat has agreed to order a new satellite from SS/L and will make a $100 million down payment on that order upon closing of the sale of the North American satellites, subject to obtaining a security interest from Loral on assets related to its Brazilian FSS business.

      Also on July 15, 2003, Loral and certain of its subsidiaries (the “Debtor Subsidiaries” and collectively, the “Debtors”), including the Sellers, SS/ L and Loral Orion, Inc. (“Loral Orion”), filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)) (the “Chapter 11 Cases”). Loral and its Debtor Subsidiaries, including the Sellers, continue to manage their properties and operate their businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code.

      Also on July 15, 2003, Loral and one of its Bermuda subsidiaries (the “Bermuda Group”) filed parallel insolvency proceedings in the Supreme Court of Bermuda (the “Bermuda Court”). On such date, the Bermuda Court entered an order appointing Philip Wallace, Chris Laverty and Michael Morrison, partners of KPMG, as Joint Provisional Liquidators (“JPLs”) in respect of the Bermuda Group. The Bermuda Court granted the JPLs the power to oversee the continuation and reorganization of these companies’ businesses under the control of their boards of directors and under the supervision of the U.S. Bankruptcy Court and the Bermuda Court. The JPLs have not audited the contents of this report.

      On October 20, 2003, the Sellers held a Bankruptcy Court ordered auction in respect of the assets to be sold. At the auction, Purchasers agreed, among other things, to increase the base purchase price under the

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Purchase Agreement from $1 billion to $1.025 billion (subject to certain purchase price adjustments, which include a reduction for the insurance proceeds received from the Telstar 4 failure—see below), and, in consideration of a new transponder lease agreement entered into on October 22, 2003 with a customer, which contract will be assumed by Purchasers following the closing, to pay an additional $50 million at closing and accelerate orbital incentive payments to SS/L in the amount of $25 million. The effectiveness of this new transponder lease agreement is subject to receipt of approvals from the Board of Directors of the customer and the Bankruptcy Court. Purchasers’ offer, as revised at the auction, was determined to be the highest and best offer, and, accordingly, Purchasers were declared the winning bidder. On October 24, 2003, after a hearing on the matter, the Bankruptcy Court approved the transactions contemplated by the Asset Purchase Agreement. Consummation of the transactions is still subject to a number of conditions, including that certain operating parameters continue to be met with respect to the assets being sold, receipt of the approval of the Federal Communications Commission and certain other closing conditions typical for transactions of this type. Loral expects to use most of the proceeds from the sale of the assets to repay its outstanding secured bank debt. The Chapter 11 Cases will enable the Sellers to sell the North American satellites to the Purchasers free and clear of any interests. There can be no assurance, however, that the transactions contemplated by the Asset Purchase Agreement will be consummated. The net book value of the satellites to be sold was approximately $805 million and the other net assets of the disposal group was approximately $9 million as of September 30, 2003. The net assets to be sold, as well as the results of operations relating to such net assets, have not been segregated in the accompanying financial statements.

      As a result of Loral’s and the Debtor Subsidiaries’ voluntary petitions for reorganization, certain of Loral’s prepetition debt obligations (aggregating approximately $2.1 billion at September 30, 2003) have been accelerated and are immediately due and Loral’s other prepetition debt obligations of $93 million at September 30, 2003 are subject to acceleration (see below and Note 10). On July 15, 2003, Loral failed to make interest payments of $16.6 million on its 9.50% Senior Notes due 2006, and Loral Orion failed to make interest payments of $30.6 million on its 10% Senior Notes due 2006, $2.1 million on its 11.25% Senior Notes due 2007 and $3.1 million on its 12.50% Senior Notes due 2007. A creditors’ committee has been appointed in the Chapter 11 Cases to represent all unsecured creditors, including all holders of Loral’s and Loral Orion’s senior unsecured notes, and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court.

      As provided by the Bankruptcy Code, Loral and its Debtor Subsidiaries have the exclusive right to submit their plan or plans of reorganization for 120 days from the date of the filing of the voluntary petitions. On November 12, 2003, the Bankruptcy Court extended this exclusive period to March 12, 2004. Further extension may be sought and may be granted or rejected by the Bankruptcy Court. If Loral and its Debtor Subsidiaries fail to file their plan or plans of reorganization during such period, or if such plan or plans is not accepted by the required number of creditors and equity holders within the required period, any party in interest may subsequently file its own plan or plans of reorganization for Loral and its Debtor Subsidiaries. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan of reorganization notwithstanding an objection to the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. Although Loral and its Debtor Subsidiaries expect to file a reorganization plan or plans that provide for emergence from bankruptcy sometime during 2004, there can be no assurance that a reorganization plan or plans will be proposed by Loral and its Debtor Subsidiaries or confirmed by the Bankruptcy Court or that any such plan will be consummated.

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

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On July 15, 2003, the New York Stock Exchange (“NYSE”) suspended trading of Loral’s common stock and removed Loral’s securities from listing and registration on September 2, 2003. Loral’s common stock is being quoted under the ticker symbol LRLSQ on the Pink Sheets Electronic Quotation Service and on the Over-The-Counter Bulletin Board service. The Company anticipates that, in any plan of reorganization ultimately confirmed by the Bankruptcy Court, the common and preferred stock of the Company will, at best, be severely diluted and may be eliminated entirely, with the result that common and preferred stockholders could receive no distribution.

      In September 2003, Loral’s Telstar 4 satellite experienced a short circuit of its high voltage bus causing the satellite to cease operations. Loral has been unable to reestablish contact with the satellite and has declared the satellite a total loss. At the time of the satellite’s failure, Loral initiated a comprehensive restoration plan that has provided capacity to nearly all Telstar 4 customers on other Loral satellites. Loral and Lockheed Martin, the manufacturer of the satellite, continue to work to identify the cause of the failure of the high voltage bus. The satellite is insured for $141 million, for which the agent for secured lenders of Loral SpaceCom is named as the loss payee on the insurance policy. During October 2003, Loral filed the proof of loss with the insurance underwriters. Under Loral’s agreement to sell its North American satellites discussed above, the purchase price will be reduced by any insurance proceeds received for Telstar 4 by Loral, net of any payments by Loral to customers for warranty claims. As previously planned, Loral expects to replace Telstar 4 at 89 degrees West in mid-2004 with the larger and more powerful Telstar 8 satellite currently under construction. Of the $141 million of insurance proceeds that the Company expects to receive, a receivable for insurance proceeds for Telstar 4 of $123 million was recorded at September 30, 2003, primarily representing the carrying value of Telstar 4 and the estimated costs of warranty obligations to customers directly associated with the failure of Telstar 4. Any gain to be recorded for the difference between the receivable of $123 million for insurance proceeds and the insurance policy value of $141 million will be recorded upon approval for payment by the insurance underwriters and a full release by Loral of the satisfaction of the claim. As of September 30, 2003, customer cancellations resulting from the failure of Telstar 4 have reduced the future minimum lease receipts due from customers under long-term operating leases for transponder capacity by approximately $47 million.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Basis of Presentation

      The accompanying condensed consolidated financial statements have been prepared assuming the Company in its current structure will continue as a going concern. The factors mentioned in Note 2 above, however, among other things, raise substantial doubt about Loral’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ability of the Company to continue as a going concern is dependent on a number of factors including, but not limited to, the Company’s development of a plan of reorganization, confirmation of the plan by the Bankruptcy Court, customer and employee retention and the Company’s ability to continue to provide high quality services. If a plan of reorganization is not confirmed and implemented, the Company may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery that the Company’s creditors would receive in such liquidation. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company is forced to liquidate.

      During 2002 and the nine months ended September 30, 2003, Loral took a number of steps to conserve cash on hand by reducing its operating expenses, suspending payment of cash dividends on its preferred stock and closely monitoring capital expenditures. In addition, in October 2003, SS/L received three new satellite orders from existing customers. In connection with these orders, the Bankruptcy Court approved binding authorizations to proceed for their construction and SS/L received advance payments of $75 million. In addition, in connection with contract negotiations on a nearly completed satellite, the customer increased the total contract value for the construction by $25 million, for which SS/L received payment in November 2003. As a result of these recent events, Loral believes that it currently has adequate cash on hand and cash flow from operations to continue normal operations and customer support beyond September 30, 2004.

      The condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. The December 31, 2002 balance sheet has been derived from the audited consolidated financial statements at that date. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto of Loral included in Loral’s latest Annual Report on Form 10-K.

      The condensed consolidated financial statements have been prepared in accordance with Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”). SOP 90-7 requires an entity to distinguish prepetition liabilities subject to compromise from postpetition liabilities in the Company’s condensed consolidated balance sheet. The caption “liabilities subject to compromise” reflects the Company’s best current estimate of the amount of prepetition claims that will be restructured in Loral’s and its Debtor Subsidiaries’ Chapter 11 Cases. In addition, the Company’s condensed consolidated statement of operations portrays the results of operations of the reporting entity during Chapter 11 proceedings. As a result, any revenue, expenses, realized gains and losses, and provision for losses resulting directly from the reorganization and restructuring of the organization are reported separately as reorganization items, except those required to be reported as discontinued operations and extraordinary items

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in conformity with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) and SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). The Company did not prepare condensed combined financial statements for Loral and the Debtor Subsidiaries, since the subsidiaries that did not file voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code were immaterial to the Company’s consolidated financial position and results of operations. In accordance with SOP 90-7, the Company stopped accruing interest expense on its liabilities subsequent to July 14, 2003, except for its debt obligations to the banks.

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

Income Taxes

      At December 31, 2002, Loral recorded a 100% valuation allowance against its domestic net deferred tax assets under the criteria of SFAS No. 109, Accounting for Income Taxes. During 2003, Loral continued to maintain the 100% valuation allowance and recorded no benefit for its domestic loss. The provision for 2003 is primarily state, local and foreign income taxes and a deferred tax liability recorded for certain foreign entities while for 2002 the Company also included a benefit for its domestic loss.

Reclassifications

      Certain reclassifications have been made to conform prior year amounts to the current year’s presentation.

4.	Restatement

      Prior to the first quarter of 2003, management evaluated the financial performance of the satellite manufacturing and technology segment in accordance with accounting principles applicable to government contracts, whereby all costs incurred, including general and administrative expenses (“G&A”), were allocated to programs. G&A can be capitalized on government contracts, in accordance with the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors; however, U.S. generally accepted accounting principles require that G&A on non-government contracts be expensed in the period incurred. The required adjustment to conform to U.S. generally accepted accounting principles for commercial contracts and self-constructed assets was reflected in consolidation eliminations. Subsequent to the filing of the Company’s September 30, 2002 Form 10-Q, the Company determined that it had miscalculated this adjustment in its eliminations and has restated its reported results for the second and third quarters of 2002 to reflect the correct

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts. The following is a summary of the significant effects of the restatement (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2002		September 30, 2002

	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Total revenues	$210,982	$210,982	$835,518	$835,518
Cost of satellite sales	117,388	124,647	497,673	513,965
Operating income (loss)	(8,546)	(15,805)	23,867	7,575
Income tax benefit (provision)	4,727	7,685	(8,525)	(1,886)
Loss before equity in net losses of affiliates, minority interest and cumulative effect of change in accounting principle	(22,253)	(26,554)	(30,186)	(39,839)
Equity in net losses of affiliates, net of taxes	(21,306)	(22,009)	(49,900)	(51,159)
Loss before cumulative effect of change in accounting principle	(43,708)	(48,712)	(80,229)	(91,141)
Cumulative effect of change in accounting principle, net of taxes	—	—	(876,500)	(876,500)
Net loss applicable to common shareholders	(52,315)	(57,319)	(1,024,109)	(1,035,021)
Loss per share:
Before cumulative effect of change in accounting principle	$(1.40)	$(1.53)	$(4.14)	$(4.45)
Cumulative effect of change in accounting principle	—	—	(24.60)	(24.60)

Loss per share	$(1.40)	$(1.53)	$(28.74)	$(29.05)

5.	Accounting for Stock Based Compensation

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

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s pro forma net loss and pro forma loss per share would have been if the fair value method under SFAS 123 was used (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		As Restated		As Restated
Reported loss before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	$(125.9)	$(48.7)	$(283.5)	$(91.1)
Add: Total stock based compensation charged to operations under the intrinsic value method, net of taxes	—	—	—	0.6
Less: Total stock based employee compensation determined under the fair value method for all awards, net of taxes	(1.7)	(2.2)	(4.0)	(7.2)

Pro forma loss before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(127.6)	(50.9)	(287.5)	(97.7)
Cumulative effect of change in accounting principle, net of taxes	(2.0)	—	(2.0)	(876.5)
Extraordinary gain on acquisition of minority interest, net of taxes	—	—	13.6	—

Pro forma net loss	(129.6)	(50.9)	(275.9)	(974.2)
Preferred dividends	—	(8.6)	(6.7)	(67.4)

Pro forma net loss applicable to common shareholders	$(129.6)	$(59.5)	$(282.6)	$(1,041.6)

Reported basic and diluted loss per share before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	$(2.86)	$(1.53)	$(6.64)	$(4.45)
Pro forma basic and diluted loss per share before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	$(2.89)	$(1.59)	$(6.73)	$(4.63)
Reported loss per share applicable to common shareholders	$(2.90)	$(1.53)	$(6.37)	$(29.05)
Pro forma loss per share applicable to common shareholders	$(2.94)	$(1.59)	$(6.46)	$(29.23)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Comprehensive Loss

      The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		As Restated		As Restated
Net loss	$(127,879)	$(48,712)	$(271,842)	$(967,641)
Cumulative translation adjustment	278	131	704	219
Unrealized gains (losses) on available-for-sale securities, net of taxes	20,107	(12,974)	17,594	(11,458)
Foreign currency hedging:
Net increase (decrease) in foreign currency exchange contracts	415	872	868	(407)
Reclassifications into revenue and cost of sales from other comprehensive income	(604)	(1,041)	(222)	(541)
Reclassifications into interest expense from other comprehensive income for anticipated transactions that are no longer probable	(99)	—	(602)	—

Comprehensive loss	$(107,782)	$(61,724)	$(253,500)	$(979,828)

7.	Contracts-in-Process

	September 30,	December 31,
	2003	2002

	(In thousands)
Amounts billed	$41,386	$63,737
Unbilled receivables	33,148	49,417

	$74,534	$113,154

      Unbilled amounts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed in accordance with the contract terms, typically upon shipment of the product, achievement of contractual milestones, or completion of the contract and, at such time, are reclassified to billed receivables.

      Upon filing Chapter 11, SS/L’s hedges with counterparties (primarily yen denominated forward contracts) were cancelled leaving SS/L vulnerable to foreign currency fluctuations in the future. The inability to enter into forward contracts exposes SS/L’s future revenues, costs and cash associated with anticipated yen denominated receipts and payments to currency fluctuations. As of September 30, 2003, SS/L had the following amounts denominated in Japanese Yen that were unhedged (in millions):

	Japanese Yen	U.S. $

Future revenues	¥3,283	$29.6
Future expenditures	1,193	10.8
Unbilled receivables	2,272	20.5

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Investments in and Advances to Affiliates

      Investments in and advances to affiliates consist of (in thousands):

	September 30,	December 31,
	2003	2002

Satmex equity investments	$—	$50,761
XTAR equity investments	38,281	24,575
Globalstar:
Acquired notes and loans ($630 million principal and accrued interest)	37,701	20,107
Vendor financing ($250 million principal and accrued interest)	—	—

	$75,982	$95,443

      Equity in net (losses) income of affiliates, net of taxes, consists of (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		As Restated		As Restated
Satmex	$(38,357)	$(6,033)	$(51,691)	$(17,066)
XTAR	(708)	(630)	(4,860)	(1,722)
Europe*Star	—	(15,547)	—	(29,230)
Globalstar and Globalstar service provider partnerships	257	201	905	(3,141)

	$(38,808)	$(22,009)	$(55,646)	$(51,159)

      The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		As Restated		As Restated
Revenues	$(4,914)	$19,980	$19,020	$70,569
Investment income	297	294	886	882
Interest expense capitalized on development stage enterprise	—	447	428	844
Profits relating to affiliate transactions not eliminated, net of taxes	(499)	1,857	1,789	4,465
Elimination of Loral’s proportionate share of profits relating to affiliate transactions, net of taxes	374	(1,900)	(2,440)	(4,539)
Amortization of deferred credit and profits relating to investments in affiliates	261	127	784	381

Satmex

      In order to fund the construction, insurance and launch of Satmex 6, Satmex is pursuing export credit agency financings and is working on a proposed private placement of $80 million aggregate principal amount of secured notes, which are expected to yield $70 million in net proceeds to Satmex net of original issue

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discount. In addition to funding Satmex 6, these financings would replace Satmex’s existing floating rate notes. These financings, however, are subject to, among other things, the extension of Satmex’s 2004 debt maturities on its high yield bonds. Satmex is in discussions with an ad hoc committee of holders of its high yield bonds regarding such extensions, but has not yet reached any agreement with the committee.

      To conserve cash, Satmex did not make the August 1, 2003 interest payment of $16.2 million on its high yield bonds and is currently in default. Although Satmex is current on interest due on its floating rate notes, the default on its high yield bonds triggered a cross-default provision under the indenture for its existing floating rate notes. In addition, on September 30, 2003, an additional default occurred under Satmex’s existing floating rate notes as a result of its failure to complete financings by such date. Satmex’s parent company, Servicios, defaulted on the Government Obligation on September 30, 2003, as a result of its failure to maintain a minimum coverage ratio, which in turn caused another cross-default on the existing floating rate notes. The occurrence of the events of default under each of the high yield bonds and the existing floating rate notes gives the holders of such notes the right to accelerate Satmex’s principal repayment obligations on such notes. Should this occur, Satmex may seek to reorganize under either Chapter 11 of the United States Bankruptcy Code or Mexican reorganization law or both.

      Although Satmex has made progress in completing its proposed financing transactions, if it is unable to do so, it will not have sufficient liquidity to complete the launch of Satmex 6 or service all its debt. In that case, Satmex may seek to reorganize under either Chapter 11 of the United States Bankruptcy Code or Mexican reorganization law or both. As a result of these recent events, under U.S. generally accepted accounting principles, Loral wrote-off its investment in Satmex of $29 million (as an increase to its equity loss) in the third quarter of 2003. Accordingly, there is no longer any requirement for Loral to provide for its allocated share of Satmex’s net losses subsequent to September 30, 2003. In addition, Loral recorded reserves against receivables and estimated contract revenues from Satmex resulting in an aggregate charge of $11 million during the third quarter of 2003 (which primarily represents long-term receivables). Such reserves will be re-evaluated pending the outcome of Satmex’s liquidity concerns or the receipt of payment by the Company.

      The following table presents summary statement of operations data of Satmex (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Statement of operations data:
Revenues	$19,024	$19,424	$59,212	$62,433
Operating loss	(2,169)	(1,222)	(4,244)	(755)
Net loss	(15,354)	(4,197)	(29,258)	(11,937)
Net loss applicable to common shareholders	(15,731)	(4,574)	(30,389)	(13,068)

XTAR

      XTAR, L.L.C. (“XTAR”), a joint venture between Loral and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”), a consortium comprised of leading Spanish telecommunications companies, including Hispasat, S.A., and agencies of the Spanish government, plans to construct and launch an X-band satellite to provide X-band services to government users in the United States and Spain, as well as other friendly and allied nations. XTAR is owned 56% by Loral (accounted for under the equity method since the Company does not control certain significant operating decisions) and 44% by Hisdesat. In addition, XTAR has agreed to lease certain transponders on the Spainsat satellite, which is being constructed by SS/L for Hisdesat. As of September 30, 2003, the partners in proportion to their respective ownership interests have contributed $55 million to XTAR.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Due to uncertainties regarding XTAR’s ability to raise funds necessary to complete and launch its satellite, Loral stopped recognizing revenues and profits associated with the construction of the satellite as of April 1, 2003, and has treated the unpaid costs incurred during the second and third quarters of 2003 associated with such satellite (aggregating $18 million) as an increase to Loral’s investment account balance. In October 2003, Loral and Hisdesat entered into an agreement (the “Contribution Agreement”) to contribute over time an additional $25.4 million and $20.0 million, respectively, into XTAR, such agreement to go into effect upon SS/ L and Hisdesat reaching an agreement as to certain amendments to the satellite construction contract between XTAR and SS/ L. Loral’s contribution will be effected through the cancellation of amounts owed under XTAR’s satellite construction contract with SS/ L while Hisdesat’s contribution will be made in cash. The proceeds from Hisdesat’s capital contributions will be largely used to fund the remaining amounts due under the satellite construction contract. In September 2003, XTAR entered into a Launch Services Agreement with Arianespace, S.A. providing for launch of its satellite on Arianespace’s return to flight launch vehicle. Arianespace has agreed to provide a one-year loan for a portion of the launch price, which loan is secured by certain of XTAR’s assets, including the satellite, ground equipment and rights to the orbital slot. The remainder of the launch price consists of a revenue-based fee to be paid over time following commencement of operations by XTAR. While the cost of satellite construction and launch have been addressed by the above two transactions, XTAR still requires additional funds to insure its satellite and fund its operations. XTAR is seeking such funds through vendor and other third-party financings. If XTAR is unable to raise such funds, the Company’s investment in XTAR of $38 million at September 30, 2003, and any additional investment effected as a result of the Contribution Agreement, would be adversely affected. Moreover, if XTAR is unable to repay the Arianespace loan when due, Arianespace will have the right to foreclose on the XTAR assets pledged as collateral, which will also adversely affect the Company’s investment in XTAR.

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

      On April 8, 2003, Loral signed a settlement and release agreement with Globalstar and Globalstar’s official creditors committee to resolve certain issues related to Globalstar and Globalstar’s restructuring (the “Settlement”). The Settlement was approved on April 14, 2003 by the Bankruptcy Court (the “Globalstar Court”) and closed on July 10, 2003. Among other things, the Settlement provided that Globalstar grants to Loral, subject to certain conditions, a general release of all claims Globalstar might have against Loral; approximately 50% of Loral’s unsecured claims against Globalstar are allowed, or approximately $438 million; and the debt owed to Globalstar by three foreign service providers, in which Loral has a substantial equity interest (Globalstar do Brasil, Globalstar de Mexico and GlobalTel), of an aggregate of $5.5 million has been set off against amounts otherwise due to Loral from the Globalstar Canadian service providers. In consideration, Loral has transferred to Globalstar eight spare satellites ordered by Globalstar but not fully paid for; certain agreements relating to a joint venture in which Loral is a participant and that provided the joint

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

venture with exclusivity in marketing certain Globalstar services in the U.S. have been terminated, with a new joint venture formed between Globalstar (75%) and Loral (25%), which is under the management and control of Globalstar, to be the exclusive reseller of Globalstar encrypted, end-to-end services to certain governmental agencies in the U.S. and non-exclusively to other customers in the U.S.; the FCC license authorizing the Globalstar service, which in any event was being held by a joint venture in which Loral is a participant for the exclusive benefit of Globalstar, will be transferred to Globalstar; Loral’s equity interest in the Globalstar Canadian service providers has been transferred to Globalstar; a $11.5 million obligation of the Canadian service providers owed to Loral has been reduced by $5.5 million (described above) and the remaining debt obligation has been converted from a demand note into two five-year term notes of $4.4 million and $1.6 million, respectively; Loral’s unsecured claims against Globalstar will be reduced by approximately 50% or approximately $438 million when Globalstar emerges from bankruptcy; the unused prepayment ($2,260,000) on a Globalstar contract under which there is a stop work order has been returned to Globalstar by Loral; a $250,000 termination fee that may come due under that contract has been waived; Loral will cooperate toward a reorganization of Globalstar; and the Loral employees on Globalstar’s management committee have resigned. Loral does not expect any material impact on its results of operations or financial position as a result of this Settlement.

      One of Globalstar’s creditors filed with the Globalstar Court on April 24, 2003 a motion seeking reconsideration by the Globalstar Court of the Globalstar Court’s approval of the Settlement. The Globalstar Court denied this motion for reconsideration on May 30, 2003, and, on June 9, 2003, the creditor filed a notice of appeal of the Globalstar Court’s order approving the Settlement. Although the Company believes that the appeal, which is currently pending, is without merit, no assurance can be given in this regard or as to what relief, if any, might be granted in the event the appeal were to be successful.

      On April 28, 2003, Globalstar and ICO Global Communications (Holdings) Limited (“ICO”) received Court approval for ICO to acquire a majority interest in a reorganized Globalstar. The Court approved the sale of Globalstar’s assets to a new company to be controlled by ICO in exchange for an investment of $55 million for which ICO would have received a 54% equity stake in the new operating company. Globalstar’s transaction with ICO was subject to a number of material closing conditions, and, in October 2003, ICO informed Globalstar that it had determined that certain of the conditions were unlikely to be satisfied, and, accordingly, the transaction was unlikely to close. Globalstar is now in the process of seeking other investors to purchase its assets and has had discussions with several parties including Thermo Capital Partners and the New Valley Group both of whom had previously made proposals to enter into a transaction with Globalstar. In filings with the Court, Globalstar has described its current bidding process, and has stated that, if it is unable to find another investor by November 20, 2003, it will commence an orderly liquidation on November 21, 2003. There can be no assurance that Globalstar will be successful in finding one or more other investors, that Globalstar and its creditors will be able to reach an agreement with any interested investors, that any proposed plan of reorganization for Globalstar will be approved by the Court, that Globalstar will be successfully reorganized or, if successfully reorganized, what percentage of the new Globalstar Loral will receive, if any.

Europe*Star

      In the fourth quarter of 2002, the Company’s investment in Europe*Star Limited (“Europe*Star”) was reduced to zero. Accordingly, there is no longer any requirement for Loral to provide for its allocated share of Europe*Star’s net losses subsequent to December 31, 2002. In addition, pursuant to the master settlement agreement with Alcatel, on June 30, 2003, Loral transferred to Alcatel its minority interest in Europe*Star (see Note 14). Accordingly, Loral does not have access to any financial information of Europe*Star subsequent to June 30, 2003.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents summary statement of operations data of Europe*Star (in thousands):

	Six Months	Three Months	Nine Months
	Ended	Ended	Ended
	June 30, 2003	September 30, 2002	September 30, 2002

Statement of operations data:
Revenues	$10,218	$3,915	$12,034
Operating loss	(7,376)	(6,619)	(19,302)
Net loss	(31,080)	(34,120)	(62,901)
Net loss applicable to shareholders	(31,080)	(34,120)	(62,901)

9.     Accounting for Goodwill and Other Acquired Intangible Assets

      On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. SFAS 142 also changed the evaluation criteria for testing goodwill for impairment from an undiscounted cash flow approach, which was previously utilized under the guidance in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS 121”) and Accounting Principles Board Opinion No. 17, Intangible Assets (“APB 17”), to a test based on fair value. Fair value is determined by the amount at which an asset or liability could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and must be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value must be based on the best information available, including prices for similar assets and liabilities and the results of using other valuation techniques, such as public company trading multiples, future discounted cash flows and merger and acquisition transaction multiples.

Goodwill

      In accordance with SFAS 142, the Company’s previously recognized cost in excess of net assets acquired (“goodwill”) of $892 million for business acquisitions accounted for under the purchase method of accounting completed prior to July 1, 2001, was reviewed under the new transitional guidance as of January 1, 2002. Goodwill had been previously assigned to the Company’s business segments as follows (based on the net book value at December 31, 2001): FSS $606 million and satellite manufacturing and technology $286 million. The Company hired professionals in the valuation consulting business to determine the fair value of each of the Company’s reporting units. Since there were no quoted market prices in active markets for the Company’s reporting units, the measurement of fair value for each reporting unit was based on the best information available for that reporting unit, including reasonable and supportable assumptions and projections, as follows: (1) FSS — public company trading multiples and merger and acquisition transaction multiples and (2) satellite manufacturing and technology — future discounted cash flows. Based on the fair values concluded on by those professionals, management determined that the goodwill for each of the Company’s reporting units under the new guidance in SFAS 142 was fully impaired. Accordingly, as of January 1, 2002, the Company recorded a non-cash charge for the cumulative effect of the change in accounting principle of $892 million before taxes ($877 million after taxes).

      The charge is the result of a change in the evaluation criteria for goodwill from an undiscounted cash flow approach, which was previously utilized under the guidance in SFAS 121 and APB 17, to the fair value approach which is stipulated in SFAS 142.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Acquired Intangible Assets

      The Company evaluated the useful lives of its other acquired intangible assets in connection with the adoption of SFAS 142 and determined that no changes to the useful lives were necessary. Other acquired intangible assets are included in other assets in the Company’s condensed consolidated balance sheets as follows (in millions):

	September 30, 2003		December 31, 2002

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Satellite related intangibles	$40.7	$(22.6)	$40.7	$(19.9)
Regulatory fees	22.7	(5.8)	22.7	(4.6)
Other intangibles	13.0	(9.8)	13.0	(8.4)

Total	$76.4	$(38.2)	$76.4	$(32.9)

      As of September 30, 2003, the weighted average remaining amortization period for regulatory fees was 12 years, seven years for satellite-related intangibles and two years for other intangibles.

      Total pre-tax amortization expense for other acquired intangible assets was $1.8 million for both the three months ended September 30, 2003 and 2002 and $5.3 million for both the nine months ended September 30, 2003 and 2002. Annual pre-tax amortization expense for other acquired intangible assets for the five years ended December 31, 2007 is estimated to be as follows (in millions):

2003	$6.9
2004	6.8
2005	5.4
2006	4.3
2007	4.3

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Debt

	September 30,	December 31,
	2003	2002

	(In thousands)
Loral Orion 10.00% Senior notes due 2006:
Principal amount	$612,704	$612,704
Accrued interest (deferred gain on debt exchanges)	214,446	245,080
Loral Satellite term loan, 5.75% and 5.60% at September 30, 2003 and December 31, 2002, respectively	226,500	249,000
Loral Satellite revolving credit facility, 5.75% and 4.67% at September 30, 2003 and December 31, 2002, respectively	200,000	179,000
Loral SpaceCom term loan facility, 5.25% and 5.03% at September 30, 2003 and December 31, 2002, respectively	350,000	360,000
Loral SpaceCom revolving credit facility, 5.25% and 5.05% at September 30, 2003 and December 31, 2002, respectively	190,387	140,000
9.50% Senior notes due 2006.	350,000	350,000
Export-import credit facility	—	6,434
Other	—	535
Non-recourse debt of Loral Orion:
11.25% Senior notes due 2007 (principal amount $37 million)	39,402	39,762
12.50% Senior discount notes due 2007 (principal amount at maturity and accreted principal amount $49 million)	53,425	53,982

Total debt	2,236,864	2,236,497
Less, current maturities at December 31, 2002, and amounts included in liabilities subject to compromise as of September 30, 2003.	2,236,864	130,167

	$—	$2,106,330

      Loral currently has approximately $2.2 billion in debt (including future accrued interest of $214 million associated with the deferred gain on the Loral Orion debt exchanges), which mainly resulted from its investments in Globalstar as well as the rapid build-up of its FSS fleet. This debt includes $967 million of bank debt that is secured by liens on the assets of Loral SpaceCom Corporation (“Loral SpaceCom”) and Loral Satellite, Inc. (“Loral Satellite”), consisting primarily of Loral’s satellite manufacturing and domestic FSS assets. As a result of the commencement of its Chapter 11 Cases, Loral continues to pay interest only on its bank debt, which has significantly reduced its cash interest payments. Loral expects to use most of the proceeds from the sale of the North American satellites to the Purchasers to repay its outstanding secured bank debt (see Note 2).

      As a result of Loral’s and the Debtor Subsidiaries’ voluntary petitions for reorganization, certain of Loral’s prepetition debt obligations (aggregating approximately $2.1 billion at September 30, 2003) have been accelerated and are immediately due and Loral’s other prepetition debt obligations of $93 million at September 30, 2003 are subject to acceleration. On July 15, 2003, Loral failed to make interest payments of $16.6 million on its 9.50% Senior Notes due 2006, and Loral Orion failed to make interest payments of $30.6 million on its 10% Senior Notes due 2006, $2.1 million on its 11.25% Senior Notes due 2007 and $3.1 million on its 12.50% Senior Notes due 2007. A creditors’ committee has been appointed in the Chapter 11 Cases to represent all unsecured creditors, including all holders of Loral’s and Loral Orion’s senior unsecured notes, and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On the date the Chapter 11 Cases were commenced, the Bankruptcy Court entered an order authorizing the Debtors to use the Cash Collateral to fund all operating expenses associated with their businesses in accordance with an agreed upon budget and in accordance with certain other terms set forth in the order. The use of the Cash Collateral can be terminated by the bank lenders upon the occurrence of certain events specified in the order, including the failure of the Debtors and the bank lenders to agree on a budget for the further use of the Cash Collateral for the period subsequent to January 16, 2004, the failure of the Debtors to comply with certain obligations contained in the order, or the failure of the Debtors to achieve certain milestones with respect to the proposed sale of certain of the Debtors’ assets to the Purchasers. In the event the debtors’ ability to use the Cash Collateral were terminated, the Debtors would still have the right to seek the authority of the Bankruptcy Court to use the Cash Collateral notwithstanding any objection by the bank lenders. There can be no assurance that the Bankruptcy Court would grant such request.

11.     Liabilities Subject to Compromise

      As discussed in Note 2, the Company has been operating as a debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code.

      In the condensed consolidated balance sheet, the caption “liabilities subject to compromise” reflects Loral’s current estimate of the amount of prepetition claims that will be restructured in Loral’s and its Debtor Subsidiaries’ Chapter 11 Cases. Pursuant to court order, Loral has been authorized to pay certain prepetition operating liabilities incurred in the ordinary course of business (e.g. salaries and insurance). Since July 15, 2003, as permitted under the Bankruptcy Code, the Company has rejected certain of its prepetition obligations. Loral is in the process of calculating its estimated liability to the unsecured creditors affected by these contract rejections. Loral will notify all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which claims against Loral and its Debtor Subsidiaries must be filed if the claimants wish to receive any distribution in the Chapter 11 Cases. No bar date has yet been set by the Bankruptcy Court. Differences between liability amounts estimated by the Company and claims filed by creditors will be investigated and the Bankruptcy Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be settled and treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization. Loral and its Debtor Subsidiaries will continue to evaluate the amount and classification of their prepetition liabilities in general through the remainder of their Chapter 11 Cases. Should Loral or its Debtor Subsidiaries, through this ongoing evaluation, identify additional liabilities subject to compromise, such amounts will be recognized accordingly. As a result, “liabilities subject to compromise” are subject to change. Claims classified as

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“liabilities subject to compromise” represent secured as well as unsecured claims. Liabilities subject to compromise at September 30, 2003 consisted of the following (in thousands):

Debt obligations	$2,236,864
Accounts payable	54,423
Accrued employment costs	17,087
Customer advances	19,938
Accrued interest and preferred dividends	40,432
Income taxes payable	37,258
Pension and other postretirement liabilities	129,527
Other liabilities(1)	141,884
6% Series C convertible redeemable preferred stock	187,274
6% Series D convertible redeemable preferred stock	36,707

Total liabilities subject to compromise	$2,901,394

(1)	Includes $47 million of vendor financing that is non-recourse to SS/L in the event of non payment by Globalstar due to bankruptcy.

Preferred Stock

      The Company’s 6% Series C convertible redeemable preferred stock (“the Series C Preferred Stock”) and 6% Series D convertible redeemable preferred stock (“the Series D Preferred Stock”) have mandatory redemption dates in 2006 and 2007, respectively. The Company has the right to make mandatory redemption payments to the holders in either cash or common stock, or a combination of the two. On July 1, 2003, the Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). As a result of the adoption of SFAS 150, the Company reclassified its preferred stock to liabilities from shareholders’ deficit at June 30, 2003 and the related dividends since adoption have been included in interest expense (see Note 17).

      In August 2002, Loral’s Board of Directors approved a plan to suspend indefinitely the future payment of dividends on its two series of preferred stock. Accordingly, Loral has deferred the payments of quarterly dividends due on its Series C Preferred Stock and the payments of quarterly dividends due on its Series D Preferred Stock. Dividends on the two series continued to accrue through July 14, 2003. In the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the Series C Preferred Stock, subject to the applicable effects of the Chapter 11 Cases and Loral’s Bermuda insolvency proceedings, the terms of the Series C Preferred Stock provide that holders of the majority of the outstanding Series C Preferred Stock will be entitled to elect two additional members to Loral’s Board of Directors. In the event accrued and unpaid dividends accumulate to an amount equal to six consecutive quarterly dividends on the Series D Preferred Stock, subject to the applicable effects of the Chapter 11 Cases and Loral’s Bermuda insolvency proceedings, the terms of the Series D Preferred Stock provide that holders of the majority of the outstanding Series D Preferred will be entitled to elect two additional members to Loral’s Board of Directors. As of September 30, 2003, accrued and unpaid dividends of $13 million represented four quarterly dividend payments outstanding, which were accrued through July 14, 2003 (see Note 13).

12.     Reorganization Expenses due to Bankruptcy

      Reorganization expenses due to bankruptcy for the period from July 15, 2003 (filing date) to September 30, 2003, include professional fees associated with developing a plan of reorganization and for

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bankruptcy services, lease rejection claims, and interest income earned excluding orbital interest and were as follows (in thousands):

Professional fees	$4,723
Lease rejection claims	5,771
Interest income	(1,734)

Total reorganization expenses due to bankruptcy	$8,760

13.     Equity

      As a result of the Company’s voluntary petitions for reorganization, on July 15, 2003, the NYSE suspended trading of Loral’s common stock and removed Loral’s securities from listing and registration on September 2, 2003. Loral’s common stock is being quoted under the ticker symbol LRLSQ on the Pink Sheets Electronic Quotation Service and on the Over-The-Counter Bulletin Board service. The Company anticipates that, in any plan of reorganization ultimately confirmed by the Bankruptcy Court, the common and preferred stock of the Company will, at best, be severely diluted and may be eliminated entirely, with the result that common and preferred stockholders would receive no distribution.

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

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

14.	Commitments and Contingencies

      SS/L has deferred revenue for performance warranty obligations relating to satellites sold to customers which could be impacted by future performance. SS/L accounts for satellite performance warranties in accordance with the product warranty provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others (“FIN 45”), which requires disclosure, but not initial recognition and measurement, of performance guarantees. SS/L estimates the deferred revenue for its warranty obligation based on historical satellite performance. Management periodically reviews and adjusts the deferred revenue for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for the nine months ended September 30, 2003 is as follows (in millions):

Balance of deferred amounts at January 1, 2003	$14.1
Accruals for deferred amounts issued during the period	—
Accruals relating to pre-existing contracts (including changes in estimates)	1.8

Balance of deferred amounts at September 30, 2003	$15.9

      Loral Skynet has in the past entered into prepaid leases, sales contracts and other arrangements relating to transponders on its satellites. Under the terms of these agreements, Loral Skynet continues to operate the satellites which carry the transponders and originally provided for a warranty for a period of 10 to 14 years, in the case of sales contracts and other arrangements (19 transponders), and the lease term, in the case of the prepaid leases (six transponders). Depending on the contract, Loral Skynet may be required to replace transponders which do not meet operating specifications. Substantially all customers are entitled to a refund equal to the reimbursement value if there is no replacement, which is normally covered by insurance. In the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer. In the case of other arrangements, in the event of transponder failure where replacement capacity is not available on the satellite, one customer is not entitled to reimbursement, and the other customer’s reimbursement value is based on contractually prescribed amounts that decline over time. As a result of the Telstar 4 failure, during the third quarter of 2003 Loral Skynet established warranty liabilities of $11 million for previously sold transponders to customers who were restored and who were not restored (three transponders) on other Loral satellites (see Note 2).

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      SS/L has contracted to build a spot beam, Ka-band satellite for a customer planning to offer broadband data services directly to the consumer. SS/L had suspended work on this program since December 2001 while the customer and SS/L were in discussions to resolve a dispute under the contract. In March 2003, SS/L and the customer reached an agreement in principle to restart the satellite construction program, and in June 2003, SS/L and the customer executed a definitive agreement. As of September 30, 2003, SS/L had billed and unbilled accounts receivable and vendor financing arrangements of $53 million (including accrued interest of $8 million) with this customer. Under the agreement, the customer will pay the remainder of the purchase price under the contract of $68.1 million plus accrued interest (including $53 million owed to SS/L at September 30, 2003) in installments over time, a portion of which will be due subsequent to completion of the satellite.

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

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The launch of ChinaSat-8 has been delayed pending SS/L’s obtaining the approvals required for the launch. On December 23, 1998, the Office of Defense Trade Controls, or ODTC, of the U.S. Department of State temporarily suspended a previously approved technical assistance agreement under which SS/L had been preparing for the launch of the ChinaSat-8 satellite. In addition, SS/L was required to re-apply for new export licenses from the State Department to permit the launch of ChinaSat-8 on a Long March launch vehicle when the old export licenses issued by the Commerce Department, the agency that previously had jurisdiction over satellite licensing, expired in March 2000. On January 4, 2001, the ODTC, while not rejecting these license applications, notified SS/L that they were being returned without action. On January 9, 2002, Loral, SS/L and the U.S. Department of State entered into a consent agreement (the “Consent Agreement”) settling and disposing of all civil charges, penalties and sanctions associated with alleged violations by SS/L of the Arms Export Control Act and its implementing regulations. The Company recorded

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a $12 million charge in 2001 for the penalties associated with the Consent Agreement. The Consent Agreement provides that the State Department agrees, assuming the Company’s and SS/L’s faithful adherence to the terms of the Consent Agreement, and the Arms Export Control Act and its implementing regulations, that decisions concerning export licenses for the ChinaSat-8 spacecraft will be made on the basis of the security and foreign policy interests of the United States, including matters relating to U.S. relations with the People’s Republic of China, without reference to the State Department’s previously expressed concerns regarding SS/L’s reliability, which concerns are considered to be appropriately mitigated through the operation of various provisions of the Consent Agreement. Discussions between SS/L and the State Department regarding SS/L’s obtaining the approvals required for the launch of ChinaSat-8 are continuing.

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

      On September 20, 2002, and as further amended in March 2003, Loral agreed with APT Satellite Company Limited (“APT”) to jointly acquire the Apstar V satellite, a satellite then under construction by SS/L for APT pursuant to which Loral and APT agreed to share, on a 50/50 basis, the project cost of constructing, launching and insuring the satellite. Under this agreement, Loral would initially acquire 23% of the satellite in return for paying 25% of the project cost, and would pay to APT over time an additional 25% of the project cost to acquire an additional 23% interest in the satellite. In August 2003, in order to expedite the receipt of necessary export licenses from the U.S. government, Loral and APT amended their various agreements to convert their arrangement from a joint ownership arrangement to a lease arrangement, but leaving unchanged the cost allocation between the parties relating to the project cost of the satellite. Under this arrangement approved by the Bankruptcy Court in October 2003, Loral will retain title to the entire satellite, now known as Telstar 18, and will lease to APT transponders representing initially 77% of the transponder capacity on the satellite. The number of transponders leased to APT would be reduced over time upon repayment by Loral of the second 25% of the satellite’s project cost. Upon payment in full by Loral of 50% of the project cost of the satellite, the lease to APT would be reduced from 77% to 54% of the satellite’s transponder capacity. At September 30, 2003, the project cost of the satellite was estimated at $230 million. The second 25% of the project cost of the satellite to be repaid by Loral to APT as termination fees are estimated as follows: $7 million to terminate APT’s leasehold interest in 2.5 additional transponders on the second anniversary of the satellite’s in-service date; $13 million for three additional transponders on the third anniversary; and $18 million for four additional transponders on each of the fourth and fifth anniversary. Loral may at its option, elect to accelerate the termination of APT’s leasehold interest in certain of the foregoing transponders upon earlier payment of the related termination fee. Loral has agreed that if so requested by APT, it will seek further government approval to transfer a portion of the satellite to APT. If it is successful in doing so, the parties will revert back to the original joint ownership arrangement. As a result of the above changes to the agreement, whereby Loral will retain title and provide capacity to APT under a lease arrangement, Loral has reversed the cumulative sales of $83 million and profits of $10 million and has established a self constructed asset of $73 million (resulting in a total satellite asset value of $123 million) and deferred revenue of $80 million during the quarter ended September 30, 2003. In addition, amounts received

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from APT and subject to repayment have been recorded at their estimated present value of $26 million at September 30, 2003 and are presented in long-term liabilities.

      In October 2003, Loral and APT have engaged in discussions to further revise their existing arrangement. Under this proposed arrangement, Loral would accelerate the termination of APT’s leasehold interest in 4.5 transponders by assuming $20.4 million of project cost which otherwise would have been initially borne by APT, increasing Loral’s initial economic interest in the satellite from 23% to 31%. In addition, Loral would provide to APT, free of charge, available capacity on Telstar 10/Apstar IIR, during an interim period, and provide APT with certain rights to exchange Ku-band transponder capacity on Telstar 18 for Ku-band transponder capacity on Telstar 10/Apstar IIR. The effectiveness of any revised arrangement agreed to between APT and Loral will be subject to the approval of the Bankruptcy Court.

      Sirius, a customer of SS/L, is currently in the process of rolling out its business. On March 7, 2003, Sirius completed its recapitalization plan and received $200 million in cash from third party investors and exchanged approximately $636 million of its debt and all of its $525 million of preferred stock into common stock. As part of this recapitalization, SS/L converted all of its vendor financing receivables of approximately $76 million into 58,964,981 shares of common stock of Sirius. For the nine months ended September 30, 2003, SS/L realized net proceeds of $46 million from the sale of all of the shares of Sirius common stock that it received in the recapitalization, and realized gains on such sales of $18 million. At December 31, 2002, the receivables from Sirius were classified as short-term vendor financing receivables. In the first quarter of 2003, SS/L recorded a charge on the vendor financing receivables due from Sirius of $10 million, representing the difference between the carrying value of SS/L’s receivables of $38 million, and the value of the common shares received by SS/L based on the trading price of Sirius’s common stock on March 7, 2003 of $28 million.

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

      While the Company has in the past, consistent with industry practice and the requirements in the Company’s debt agreements, typically obtained in-orbit insurance for its satellites, the Company cannot guarantee that, upon a policy’s expiration, the Company will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. Five satellites owned by Loral Skynet and Loral Orion have the same solar array configuration as two other 1300-class satellites manufactured by SS/L that have experienced solar array failures. SS/L believes that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, the Company does not believe that these anomalies will affect these satellites. The insurance coverage for Telstar 10/Apstar IIR, however, provides for coverage of losses due to solar array failures only in the event of a capacity loss of 80% or more. The Company believes that the insurers will require either exclusions of, or limitations on, coverage due to solar array failures in

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with renewals of insurance for the other four satellites in 2003 and 2004. An uninsured loss of a satellite would have a material adverse effect on the Company’s consolidated financial position and its results of operations. Moreover, the Company is required under the terms of its bank facilities and cash collateral order to use the insurance proceeds from any launch or in-orbit failure of a satellite owned by Loral SpaceCom or Loral Satellite to prepay the bank loans (see Note 2), and as a result, these insurance proceeds would not be available to Loral to build a replacement for the lost satellite, which would result in an adverse effect on its future revenue. In addition, Loral Orion did not renew its in-orbit insurance policy on Telstar 11 due to the high cost of such insurance and the relative age of the satellite. A loss of the satellite would have a material adverse effect on the Company.

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

      On October 21, 2002, National Telecom of India Ltd. (“Natelco”) filed suit against Loral and Loral CyberStar in the United States District Court for the Southern District of New York. The suit relates to a joint venture agreement entered into in 1998 between Natelco and ONS Mauritius, Ltd., a Loral Orion subsidiary, the effectiveness of which was subject to express conditions precedent. In 1999, ONS Mauritius had notified Natelco that Natelco had failed to satisfy those conditions precedent. In Natelco’s amended complaint filed in March 2003, Natelco has alleged wrongful termination of the joint venture agreement, has asserted claims for breach of contract and fraud in the inducement and is seeking damages and expenses in the amount of $97 million. Loral believes that the claims are without merit and intends to vigorously defend against them. As a result of the commencement of the Chapter 11 Cases, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended. See Part II, Item 1, Legal Proceedings.

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

Globalstar Related Matters

      On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited (“GTL”) and Globalstar against GTL, Loral, Bernard L. Schwartz and other defendants were consolidated into one action titled In re: Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation, Loral and Bernard L. Schwartz alleging (a) that all defendants (except

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loral) violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar’s business and prospects, (b) that defendants Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of Globalstar, (c) that defendants GTL and Mr. Schwartz are liable under Section 11 of the Securities Act of 1933 (the “Securities Act”) for untrue statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Loral and Mr. Schwartz are secondarily liable under Section 15 of the Securities Act for GTL’s primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related or affiliated therewith. Loral and Mr. Schwartz have filed a motion to dismiss the amended complaint in its entirety as to Loral and Mr. Schwartz, which motion is pending before the court. Loral believes that it has meritorious defenses to this class action lawsuit and intends to pursue them vigorously. As a result of the commencement of the Chapter 11 Cases, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended insofar as Loral is concerned but are proceeding as to the other defendants. See Part II, Item 1, Legal Proceedings.

      On March 2, 2002, the seven separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of common stock of Loral Space & Communications Ltd. (“Loral”) against Loral, Bernard L. Schwartz and Richard Townsend were consolidated into one action titled In re: Loral Space & Communications Ltd. Securities Litigation. On May 6, 2002, plaintiffs in the consolidated action filed a consolidated amended class action complaint alleging (a) that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Loral’s financial condition and its investment in Globalstar and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related or affiliated therewith. Loral and Messrs. Schwartz and Townsend have filed a motion to dismiss the complaint in its entirety. At oral argument on the motion on May 9, 2003, the Court indicated its intent to dismiss the complaint but gave the plaintiffs thirty days to amend their complaint to state a cause of action. In the interim, the Court denied the motion without prejudice to its renewal. On June 9, 2003, the plaintiffs filed an amended complaint alleging essentially the same claims as in the original amended complaint. As a result of the commencement of the Chapter 11 Cases, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended, insofar as Loral is concerned but are proceeding as to the other defendants who served a motion to dismiss the amended complaint on July 31, 2003. See Part II, Item 1, Legal Proceedings.

      In addition, the primary insurer under Loral’s directors and officers liability insurance policy has denied coverage for the case filed by Loral shareholders under the policy and, on March 24, 2003, filed a lawsuit in the Supreme Court of New York county seeking a declaratory judgment upholding their coverage position. In May 2003, Loral and the other defendants served their answer and filed counterclaims seeking a declaration that the insurer is obligated to provide coverage and damages for breach of contract and the implied covenant of good faith. In May 2003, Loral and the other defendants also filed a third party complaint against the excess insurers seeking a declaration that they are obligated to provide coverage. Loral believes that the insurers have wrongfully denied coverage and intends to defend against the denial vigorously. As a result of the

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commencement of the Chapter 11 Cases, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended insofar as Loral is concerned but are proceeding as to the other defendants. See Part II, Item 1, Legal Proceedings.

15.	Loss Per Share

      Basic loss per share is computed based upon the weighted average number of shares of common stock outstanding. For the three and nine months ended September 30, 2003 and 2002, diluted loss per share excludes the assumed conversion of the Company’s outstanding Series C Preferred Stock and the Series D Preferred Stock into shares of common stock, as their effect would have been antidilutive. For the nine months ended September 30, 2003 and 2002, weighted options equating to zero shares and approximately 0.2 million shares of common stock, respectively, as calculated using the treasury stock method, were excluded from the calculation of diluted loss per share, as the effect would have been antidilutive.

      The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		As restated		As restated

Numerator:
Loss before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	$(125,909)	$(48,712)	$(283,487)	$(91,141)
Cumulative effect of change in accounting principle, net of taxes	(1,970)	—	(1,970)	(876,500)
Extraordinary gain on acquisition of minority interest, net of taxes	—	—	13,615	—

Net loss	(127,879)	(48,712)	(271,842)	(967,641)
Preferred dividends	—	(8,607)	(6,720)	(67,380)

Numerator for basic and diluted loss per share — net loss applicable to common shareholders	$(127,879)	$(57,319)	$(278,562)	$(1,035,021)

Denominator for basic and diluted loss per share:
Weighted average shares of common stock	44,107	37,374	43,723	35,632

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		As restated		As restated

Basic and diluted loss per share:
Before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	$(2.86)	$(1.53)	$(6.64)	$(4.45)
Cumulative effect of change in accounting principle	(0.04)	—	(0.04)	(24.60)
Extraordinary gain on acquisition of minority	—	—	—	—
interest	—	—	0.31	—

Loss per share	$(2.90)	$(1.53)	$(6.37)	$(29.05)

16.	Segments

      Loral is organized into two operating businesses: fixed satellite services and satellite manufacturing and technology (see Note 1).

      In evaluating financial performance, management uses revenues and operating income (loss) before depreciation and amortization, including amortization of unearned stock compensation, and reorganization expenses due to bankruptcy (“Adjusted EBITDA” see Note 4 to the table below) as the measure of a segment’s profit or loss. Intersegment revenues primarily consist of satellites under construction by SS/L for fixed satellite services and the leasing of transponder capacity by SS/L from fixed satellite services. In the first quarter of 2003, management changed its basis of evaluating and reporting the financial performance of the satellite manufacturing and technology segment to conform it to U.S. generally accepted accounting principles for commercial contracts and has restated the segment information for 2002 accordingly. Previously the segment was evaluated and reported by management in accordance with accounting principles applicable to government contracts whereby all costs incurred, including G&A were allocated to customer programs (see Note 4).

      Summarized financial information concerning the reportable segments is as follows (in millions):

Three Months Ended September 30, 2003

		Satellite
	Fixed	Manufacturing
	Satellite	and
	Services	Technology	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues from external customers(2)	$71.6	$59.5		$131.1
Intersegment revenues	1.1	39.6		40.7

Operating segment revenues	$72.7	$99.1		171.8

Eliminations(3)				(124.5)

Operating revenues as reported				$47.3

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Satellite
	Fixed	Manufacturing
	Satellite	and
	Services	Technology	Corporate(1)	Total

Segment Adjusted EBITDA before eliminations(4)	$29.7	$(30.3)	$(9.9)	$(10.5	) (14.8)
Eliminations(3)				(25.3)
Adjusted EBITDA(4)	$(36.3)	$(6.7)	$(0.2)	(43.2)
Depreciation and amortization(5)(6)				(8.8)
Reorganization expenses due to bankruptcy				(77.3)
Operating loss				0.7
Interest and investment income				(9.9)
Interest expense				(0.7)
Income tax provision
Equity in net losses of affiliates, net of taxes				(38.8	) 0.1
Minority interest, net of taxes

Loss before cumulative effect of change in accounting principle				$(125.9)

Other Data:	$1,922.2	$458.2	$73.8	$2,454.2
Total assets(6)

(1)	Represents corporate expenses incurred in support of the Company’s operations.

(2)	Includes revenues from affiliates of $(4.9) million and of $20.0 million for the three months ended September 30, 2003 and 2002, respectively and revenues of $19.0 million and $70.6 million for the nine months ended September 30, 2003 and 2002, respectively.

(3)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L for wholly-owned subsidiaries and the reversal of sales of $83 million and profits of $10 million on a satellite program that was changed to a lease arrangement in the third quarter of 2003 (see Note 14).

(4)	The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” The Company defines “Adjusted EBITDA” as EBITDA before amortization of stock compensation; reorganization expenses due to bankruptcy; gain on investment; equity in net losses of affiliates, net of tax; minority interest, net of tax; cumulative effect of change in accounting principle, net of tax, and extraordinary gain on acquisition of minority interest, net of tax. Adjusted EBITDA should be used in conjunction with GAAP financial measures and is not presented as an alternative to cash flow from operations as a measure of the Company’s liquidity or as an alternative to net income as an indicator of the Company’s operating performance.

The Company believes the use of Adjusted EBITDA along with GAAP financial measures enhances the understanding of the Company’s operating results and is useful to investors in comparing performance with competitors, estimating enterprise value and making investment decisions. Adjusted EBITDA allows investors to compare operating results of competitors exclusive of depreciation and amortization, net losses of affiliates and minority interest, a useful tool given the significant variation that can result from the timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, and effects of investments not managed by the

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company. Adjusted EBITDA as used here may not be comparable to similarly titled measures reported by other companies.

31.1

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also uses Adjusted EBITDA to evaluate operating performance, to allocate resources and capital, to measure performance for incentive compensation programs, and to evaluate future growth opportunities. See the tables for reconciliations of Adjusted EBITDA to net loss.

(5)	Includes amortization of unearned stock compensation charges.

(6)	Amounts are presented after the elimination of intercompany profit.

Nine Months Ended September 30, 2003

		Satellite
	Fixed	Manufacturing
	Satellite	and
	Services	Technology	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues from external customers(2)	$227.6	$245.7		$473.3
Intersegment revenues	3.2	66.0		69.2

Operating segment revenues	$230.8	$311.7		542.5

Eliminations(3)				(154.3)

Operating revenues as reported				$388.2

Segment Adjusted EBITDA before eliminations(4)	$116.4	$(131.3)	$(28.9)	$(43.8)

Eliminations(3)				(22.1)

Adjusted EBITDA(4)				(65.9)
Depreciation and amortization(5)(6)	$(111.4)	$(20.5)	$(0.5)	(132.4)

Reorganization expenses due to bankruptcy				(8.8)

Operating loss				(207.1)
Interest and investment income				11.5
Interest expense				(45.7)
Income tax provision				(4.5)
Gain on investment				17.9
Equity in net losses of affiliates, net of taxes				(55.6)
Minority interest, net of taxes				—

Loss before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest				$(283.5)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended September 30, 2002

As Restated

		Satellite
	Fixed	Manufacturing
	Satellite	and
	Services	Technology	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues from external customers(2)	$92.1	$119.5		$211.6
Intersegment revenues	1.1	88.4		89.5

Operating segment revenues	$93.2	$207.9		301.1

Eliminations(3)				(90.1)

Operating revenues as reported				$211.0

Segment Adjusted EBITDA before eliminations(4)	$49.4	$7.1	$(8.7)	$47.8

Eliminations(3)				(17.2)

Adjusted EBITDA(4)				30.6
Depreciation and amortization(5)(6)	$(38.3)	$(7.9)	$(0.2)	(46.4)

Operating loss				(15.8)
Interest and investment income				1.1
Interest expense				(19.5)
Income tax benefit				7.7
Equity in net losses of affiliates, net of taxes				(22.0)
Minority interest, net of taxes				(0.2)

Loss before cumulative effect of change in accounting principle				$(48.7)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended September 30, 2002

As Restated

		Satellite
	Fixed	Manufacturing
	Satellite	and
	Services	Technology	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues from external customers(2)	$303.5	$532.5		$836.0
Intersegment revenues	3.2	168.0		171.2

Operating segment revenues	$306.7	$700.5		1,007.2

Eliminations(3)				(171.7)

Operating revenues as reported				$835.5

Segment Adjusted EBITDA before eliminations(4)	$176.5	$27.6	$(26.2)	$177.9

Eliminations(3)				(28.7)

Adjusted EBITDA(4)				149.2
Depreciation and amortization(5)(6)	$(116.6)	$(24.4)	$(0.6)	(141.6)

Operating income				7.6
Interest and investment income				10.9
Interest expense				(56.5)
Income tax provision				(1.9)
Equity in net losses of affiliates, net of taxes				(51.1)
Minority interest, net of taxes				(0.1)

Loss before cumulative effect of change in accounting principle				$(91.1)

17.	New Accounting Pronouncements

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

FIN 45

      In November 2002, the FASB issued FIN 45 which elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements were effective for financial statements

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of 2002. The Company adopted the recognition provisions of FIN 45 on January 1, 2003 and determined that there was no effect on its consolidated financial position or results of operations.

FIN 46

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will be applied by Loral as of December 31, 2003. The Company is currently evaluating the provisions of FIN 46.

SFAS 149

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, except for certain provisions that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters prior to June 15, 2003. Management determined that the adoption of SFAS 149 did not have an impact on its consolidated financial position or results of operations.

SFAS 150

      In May 2003, the FASB issued SFAS 150 which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. As a result of the Company’s adoption of SFAS 150 on July 1, 2003, the Company reclassified its preferred stock to liabilities and increased the recorded values to their redemption values (with an offsetting increase to other assets) and recorded a cumulative effect of accounting change of $2 million, which represents the amortization of expenses incurred on the issuance of the securities from their issuance dates through June 30, 2003, that were not previously amortized.

EITF 00-21

      In November 2002, the Emerging Issues Task Force of the FASB (“EITF”) reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. EITF 00-21 applies to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of accounting change in the statement of operations. Management determined that the adoption of EITF 00-21 did not have a significant impact on its consolidated financial position or results of operations.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Financial Information for Subsidiary Issuer and Guarantor and Non-Guarantor Subsidiaries

      Loral is a holding company (the “Parent Company”), which is the ultimate parent of all Loral subsidiaries. The 10% senior notes of Loral Orion (the “Subsidiary Issuer”), Loral’s wholly-owned subsidiary , are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and several of Loral Orion’s wholly-owned subsidiaries (the “Guarantor Subsidiaries”). The Parent Company, the Subsidiary Issuer and the Guarantor Subsidiaries, as well as certain other non-guarantor subsidiaries (including the Sellers and SS/L) of Loral filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on July 15, 2003.

      Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the other wholly-owned subsidiaries (the “Non-Guarantor Subsidiaries”) as of September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003 and 2002. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting. The Company’s significant transactions with its subsidiaries, other than the investment account and related equity in net loss of unconsolidated subsidiaries, are intercompany payables and receivables between its subsidiaries resulting primarily from the funding of the construction of satellites for the fixed satellite services segment.

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2003

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiary	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Current assets:
Cash and cash equivalents	$4,545	$52,798	$—	$45,462	$—	$102,805
Accounts receivable, net	—	7,418	518	14,059	—	21,995
Contracts-in-process	—	—	—	74,534	—	74,534
Inventories	—	—	—	61,384	—	61,384
Insurance proceeds receivable	—	—	—	122,770	—	122,770
Other current assets	4,301	4,505	1,532	33,955	(965)	43,328

Total current assets	8,846	64,721	2,050	352,164	(965)	426,816
Property, plant and equipment, net	—	285,556	188,941	1,346,790	(23,492)	1,797,795
Long-term receivables	—	—	—	57,062	—	57,062
Due (to) from unconsolidated subsidiaries	(849)	(10,909)	18,105	30,872	(37,219)	—
Investments in unconsolidated subsidiaries	(199,628)	309,853	(271,698)	(1,662,152)	1,823,625	—
Investments in and advances to affiliates	(30,120)	—	—	106,102	—	75,982
Deposits	—	—	—	12,000	—	12,000
Other assets	4,253	11,274	591	68,422	—	84,540

Total assets	$(217,498)	$660,495	$(62,011)	$311,260	$1,761,949	$2,454,195

Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$—	$249	$212	$16,421	$—	$16,882
Accrued employment costs	—	—	—	14,115	—	14,115
Customer advances	—	1,443	5	32,624	—	34,072
Accrued interest and preferred dividends	—	—	—	6,477	—	6,477
Income taxes payable	—	—	—	80	—	80
Other current liabilities	1,792	—	—	5,843	—	7,635

Total current liabilities	1,792	1,692	217	75,560	—	79,261
Pension and other postretirement liabilities	—	—	—	2,682	—	2,682
Long-term liabilities	52,233	4,089	13,812	139,521	(35,438)	174,217

Total liabilities not subject to compromise	54,025	5,781	14,029	217,763	(35,438)	256,160
Liabilities subject to compromise	434,306	1,128,725	(116,663)	1,456,445	(1,419)	2,901,394
Minority interest	—	—	—	2,470	—	2,470
Shareholders’ (deficit) equity:
Common stock, par value $.01	4,413	—	—	—	—	4,413
Paid-in capital	3,392,867	604,166	—	—	(604,166)	3,392,867
Treasury stock, at cost	(3,360)	—	—	—	—	(3,360)
Unearned compensation	(188)	—	—	—	—	(188)
Due from related parties	—	(57,747)	—	57,747	—	—
Retained (deficit) earnings	(4,060,669)	(1,020,430)	40,623	(1,423,165)	2,402,972	(4,060,669)
Accumulated other comprehensive income	(38,892)	—	—	—	—	(38,892)

Total shareholders’ (deficit) equity	(705,829)	(474,011)	40,623	(1,365,418)	1,798,806	(705,829)

Total liabilities and shareholders’ (deficit) equity	$(217,498)	$660,495	$(62,011)	$311,260	$1,761,949	$2,454,195

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2003

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiary	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenues from satellite sales	$—	$—	$—	$(21,213)	$(2,355)	$(23,568)
Revenues from satellite services	—	22,631	9,906	49,293	(10,939)	70,891
Management fee from parent	—	—	—	(109)	109	—

Total revenues	—	22,631	9,906	27,971	(13,185)	47,323
Costs of satellite sales	—	—	—	16,559	(1,566)	14,993
Costs of satellite services	—	23,721	8,005	38,512	(10,269)	59,969
Selling, general and administrative expenses	3,169	2,587	972	34,131	—	40,859
Management fee expense	(109)	—	—	—	109	—

Operating income (loss) before reorganization expenses due to bankruptcy	(3,060)	(3,677)	929	(61,231)	(1,459)	(68,498)
Reorganization expenses due to bankruptcy	(814)	(1,575)	—	(6,371)	—	(8,760)

Operating income (loss)	(3,874)	(5,252)	929	(67,602)	(1,459)	(77,258)
Interest and investment income	873	14	—	795	(1,007)	675
Interest expense	(2,005)	(657)	—	(8,925)	1,656	(9,931)

(Loss) income before income taxes, equity in net losses of unconsolidated subsidiaries and affiliates, minority interest and cumulative effect of change in accounting principle	(5,006)	(5,895)	929	(75,732)	(810)	(86,514)
Income tax benefit (provision)	(261)	(788)	(327)	(7)	707	(676)

(Loss) income before equity in net losses of subsidiaries and affiliates, minority interest and cumulative effect of change in accounting principle	(5,267)	(6,683)	602	(75,739)	(103)	(87,190)
Equity in net income (losses) of unconsolidated subsidiaries	(82,542)	602	—	—	81,940	—
Equity in net income (losses) of affiliates	(38,100)	—	—	(708)	—	(38,808)
Minority interest	—	—	—	89	—	89

(Loss) income before cumulative effect of change in accounting principle	(125,909)	(6,081)	602	(76,358)	81,837	(125,909)
Cumulative effect of change in accounting principle	(1,970)	—	—	—	—	(1,970)

Net (loss) income	$(127,879)	$(6,081)	$602	$(76,358)	$81,837	$(127,879)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2003

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiary	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenues from satellite sales	$—	$—	$—	$172,477	$(9,801)	$162,676
Revenues from satellite services	—	68,655	30,575	159,797	(33,498)	225,529

Total revenues	—	68,655	30,575	332,274	(43,299)	388,205
Costs of satellite sales	—	—	—	305,140	(6,730)	298,410
Costs of satellite services	—	71,917	23,770	108,777	(31,485)	172,979
Selling, general and administrative expenses	7,353	6,948	1,542	99,346	—	115,189

Operating (loss) income before reorganization expenses due to bankruptcy	(7,353)	(10,210)	5,263	(180,989)	(5,084)	(198,373)
Reorganization expenses due to bankruptcy	(814)	(1,575)	—	(6,371)	—	(8,760)

Operating (loss) income	(8,167)	(11,785)	5,263	(187,360)	(5,084)	(207,133)
Interest and investment income	12,201	19	—	13,263	(13,967)	11,516
Interest expense	(21,674)	(6,305)	—	(33,601)	15,916	(45,664)
Gain on investment	—	—	—	17,900	—	17,900

(Loss) income before income taxes, equity in net losses of unconsolidated subsidiaries and affiliates, minority interest, cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(17,640)	(18,071)	5,263	(189,798)	(3,135)	(223,381)
Income tax (provision) benefit	(3,656)	(1,678)	(1,842)	(742)	3,393	(4,525)

(Loss) income before equity in net losses of subsidiaries and affiliates, minority interest, cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(21,296)	(19,749)	3,421	(190,540)	258	(227,906)
Equity in net income (losses) of unconsolidated subsidiaries	(197,683)	3,421	—	—	194,262	—
Equity in net income (losses) of affiliates	(50,893)	—	—	(4,753)	—	(55,646)
Minority interest	—	—	—	65	—	65

(Loss) income before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(269,872)	(16,328)	3,421	(195,228)	194,520	(283,487)
Cumulative effect of change in accounting principle	(1,970)	—	—	—	—	(1,970)
Extraordinary gain on acquisition of minority interest	—	—	—	13,615	—	13,615

Net (loss) income	$(271,842)	$(16,328)	$3,421	$(181,613)	$194,520	$(271,842)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2003

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiary	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Operating activities:
Net (loss) income	$(271,842)	$(16,328)	$3,421	$(181,613)	$194,520	$(271,842)
Non-cash items:
Equity in net losses of affiliates	50,893	—	—	4,753	—	55,646
Minority interest	—	—	—	(65)	—	(65)
Cumulative effect of change in accounting principle	1,970	—	—	—	—	1,970
Extraordinary gain on acquisition of minority interest	—	—	—	(13,615)	—	(13,615)
Equity in net losses of unconsolidated subsidiaries	197,683	(3,421)	—	—	(194,262)	—
Deferred taxes	3,656	—	3,393	—	(3,393)	3,656
Depreciation and amortization	—	40,710	15,760	75,907	—	132,377
Provisions for inventory obsolescence	—	—	—	35,107	—	35,107
Loss on cancellation of deposit	—	—	—	23,500	—	23,500
Loss on sale of orbital receivables	—	—	—	10,893	—	10,893
Change from contract to lease	—	—	—	10,098	—	10,098
Charge on vendor financing receivables	—	—	—	10,008	—	10,008
Accrual for Alcatel settlement	—	—	—	8,000	—	8,000
Provisions for bad debts	—	1,423	155	6,136	—	7,714
Gain on investment	—	—	—	(17,900)	—	(17,900)
Interest	—	669	—	(1,585)	—	(916)
Changes in operating assets and liabilities:
Accounts receivable, net	—	(1,364)	(535)	1,083	—	(816)
Contracts-in-process	—	—	—	26,331	—	26,331
Inventories	—	—	—	(758)	—	(758)
Long-term receivables	—	—	—	75,612	—	75,612
Deposits	—	—	—	22,750	—	22,750
Due (to) from unconsolidated subsidiaries	152	21,733	(29,053)	3,249	3,919	—
Other current assets and other assets	(2,924)	4,867	7,158	22,140	—	31,241
Accounts payable	—	(155)	20	11,564	—	11,429
Accrued expenses and other current liabilities	1,492	384	—	(4,542)	—	(2,666)
Customer advances	—	(2,014)	(319)	(56,380)	—	(58,713)
Income taxes payable	—	—	—	(598)	—	(598)
Pension and other postretirement liabilities	—	—	—	8,016	—	8,016
Long-term liabilities	—	(1,284)	—	(10,163)	—	(11,447)
Other	64	—	—	170	—	234

Net cash provided by (used in) operating activities	(18,856)	45,220	—	68,098	784	95,246

Investing activities:
Capital expenditures	—	(4,751)	—	(80,728)	(784)	(86,263)
Proceeds from the sale of investment	—	—	—	45,908	—	45,908
Investments in and advances to unconsolidated subsidiaries	734	—	—	(734)	—	—
Investments in and advances to affiliates	—	—	—	(18,591)	—	(18,591)

Net cash used in investing activities	734	(4,751)	—	(54,145)	(784)	(58,946)

Financing activities:
Borrowings under revolving credit facilities	—	—	—	71,400	—	71,400
Repayments under term loans	—	—	—	(32,500)	—	(32,500)
Interest payments on 10% senior notes	—	(30,635)	—	—	—	(30,635)
Repayments of other long-term obligations	—	—	—	—	—	—
Repayments of export credit facility	—	—	—	(6,434)	—	(6,434)
Payment of bank amendment costs	—	—	—	(5,131)	—	(5,131)
Note receivable from unconsolidated affiliate	17,284	—	—	(17,284)	—	—
Proceeds from stock issuances	3,869	—	—	—	—	3,869

Net cash provided by (used in) financing activities	21,153	(30,635)	—	10,051	—	569

Increase (decrease) in cash and cash equivalents	3,031	9,834	—	24,004	—	36,869
Cash and cash equivalents — beginning of period	1,514	42,964	—	21,458	—	65,936

Cash and cash equivalents — end of period	$4,545	$52,798	$—	$45,462	$—	$102,805

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Current assets:
Cash and cash equivalents	$1,514	$42,964	$—	$21,458	$—	$65,936
Accounts receivable, net	—	7,477	138	21,278	—	28,893
Contracts-in-process	—	—	—	113,154	—	113,154
Vendor financing receivable	—	—	—	38,016	—	38,016
Inventories	—	—	—	95,733	—	95,733
Other current assets	823	5,540	8,584	34,659	(911)	48,695

Total current assets	2,337	55,981	8,722	324,298	(911)	390,427
Property, plant and equipment, net	—	319,998	204,701	1,377,714	(24,276)	1,878,137
Long-term receivables	—	—	—	163,191	—	163,191
Notes receivable from (payable to) unconsolidated subsidiaries	157,500	(31,540)	—	(125,960)	—	—
Due from (to) unconsolidated subsidiaries	36,448	(97,652)	107,917	(13,413)	(33,300)	—
Investments in unconsolidated subsidiaries	(20,185)	304,590	(271,698)	(1,642,070)	1,629,363	—
Investments in and advances to affiliates	21,507	—	—	73,936	—	95,443
Deposits	—	—	—	58,250	—	58,250
Other assets	3,191	16,622	696	86,845	—	107,354

Total assets	$200,798	$567,999	$50,338	$302,791	$1,570,876	$2,692,802

Current liabilities:
Current portion of long-term debt	$—	$62,996	$—	$67,171	$—	$130,167
Accounts payable	2,404	1,194	1,193	53,532	—	58,323
Accrued employment costs	—	—	—	34,531	—	34,531
Customer advances	—	3,176	556	110,348	—	114,080
Accrued interest and preferred dividends	20,840	4,700	—	11,830	—	37,370
Income taxes payable	8,123	—	—	31,232	(1,419)	37,936
Other current liabilities	—	1,731	––	47,005	—	48,736

Total current liabilities	31,367	73,797	1,749	355,649	(1,419)	461,143
Pension and other postretirement liabilities	—	—	—	124,193	—	124,193
Long-term liabilities	48,577	14,040	11,387	172,119	(31,991)	214,132
Long-term debt	350,000	888,532	—	867,798	—	2,106,330
Minority interest	—	—	—	16,150	—	16,150
6% Series C convertible redeemable preferred stock	104,582	—	—	—	—	104,582
6% Series D convertible redeemable preferred stock	20,499	—	—	—	—	20,499
Shareholders’ (deficit) equity:
6% Series C convertible redeemable preferred stock	80,171	—	—	—	—	80,171
6% Series D convertible redeemable preferred stock	15,125	—	—	—	—	15,125
Common stock	4,293	—	—	—	—	4,293
Paid-in capital	3,389,035	604,166	—	—	(604,166)	3,389,035
Treasury stock, at cost	(3,360)	—	—	—	—	(3,360)
Unearned compensation	(151)	—	—	—	—	(151)
Retained (deficit) earnings	(3,782,107)	(1,012,536)	37,202	(1,233,118)	2,208,452	(3,782,107)
Accumulated other comprehensive loss	(57,233)	—	—	—	—	(57,233)

Total shareholders’ (deficit) equity	(354,227)	(408,370)	37,202	(1,233,118)	1,604,286	(354,227)

Total liabilities and shareholders’ (deficit) equity	$200,798	$567,999	$50,338	$302,791	$1,570,876	$2,692,802

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2002
As Restated

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiary	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenues from satellite sales	$—	$—	$—	$148,667	$(29,242)	$119,425
Revenues from satellite services	—	23,383	12,052	68,637	(12,515)	91,557
Management fee from parent	—	—	—	(4)	4	—

Total revenues	—	23,383	12,052	217,300	(41,753)	210,982
Costs of satellite sales	—	—	—	149,650	(25,003)	124,647
Costs of satellite services	—	25,208	7,090	50,038	(17,234)	65,102
Selling, general and administrative expenses	1,203	2,743	61	33,031	—	37,038
Management fee expense	(4)	—	—	—	4	—

Operating income (loss)	(1,199)	(4,568)	4,901	(15,419)	480	(15,805)
Interest and investment income	5,341	208	—	1,631	(6,104)	1,076
Interest expense	(9,831)	(3,062)	—	(13,408)	6,791	(19,510)

(Loss) income before income taxes, equity in net losses of unconsolidated subsidiaries and affiliates and minority interest	(5,689)	(7,422)	4,901	(27,196)	1,167	(34,239)
Income tax benefit (provision)	(1,581)	3,848	(1,714)	8,051	(919)	7,685

(Loss) income before equity in net losses of unconsolidated subsidiaries and affiliates and minority interest	(7,270)	(3,574)	3,187	(19,145)	248	(26,554)
Equity in net income (losses) of unconsolidated subsidiaries, net of taxes	(20,951)	3,187	—	—	17,764	—
Equity in net income (losses) of affiliates, net of taxes	(20,491)	—	—	(1,518)	—	(22,009)
Minority interest, net of taxes	—	—	—	(149)	—	(149)

Net (loss) income	$(48,712)	$(387)	$3,187	$(20,812)	$18,012	$(48,712)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2002
As Restated

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiary	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenues from satellite sales	$—	$—	$—	$561,717	$(29,242)	$532,475
Revenues from satellite services	—	75,190	36,225	230,602	(38,974)	303,043
Management fee from parent	—	—	—	23	(23)	—

Total revenues	—	75,190	36,225	792,342	(68,239)	835,518
Costs of satellite sales	—	—	—	538,968	(25,003)	513,965
Costs of satellite services	—	75,087	21,286	134,157	(36,710)	193,820
Selling, general and administrative expenses	3,660	8,372	775	107,351	—	120,158
Management fee expense	23	—	—	—	(23)	—

Operating income (loss)	(3,683)	(8,269)	14,164	11,866	(6,503)	7,575
Interest and investment income	15,958	509	—	12,527	(18,057)	10,937
Interest expense	(29,483)	(9,812)	—	(37,288)	20,118	(56,465)

(Loss) income before income taxes, equity in net losses of unconsolidated subsidiaries and affiliates, minority interest and cumulative effect of change in accounting principle	(17,208)	(17,572)	14,164	(12,895)	(4,442)	(37,953)
Income tax benefit (provision)	(4,735)	6,197	(4,942)	(527)	2,121	(1,886)

(Loss) income before equity in net losses of unconsolidated subsidiaries and affiliates, minority interest and cumulative effect of change in accounting principle	(21,943)	(11,375)	9,222	(13,422)	(2,321)	(39,839)
Equity in net income (losses) of unconsolidated subsidiaries, net of taxes	(888,951)	9,222	—	—	879,729	—
Equity in net income (losses) of affiliates, net of taxes	(56,747)	—	—	5,588	—	(51,159)
Minority interest, net of taxes	—	—	—	(143)	—	(143)

(Loss) income before cumulative effect of change in accounting principle	(967,641)	(2,153)	9,222	(7,977)	877,408	(91,141)
Cumulative effect of change in accounting principle, net of taxes	—	(562,201)	—	(314,299)	—	(876,500)

Net (loss) income	$(967,641)	$(564,354)	$9,222	$(322,276)	$877,408	$(967,641)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2002
As Restated

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiary	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Operating activities:
Net loss	$(967,641)	$(564,354)	$9,222	$(322,276)	$877,408	$(967,641)
Non-cash items:
Equity in net losses of affiliates, net of taxes	56,747	—	—	2,610	—	59,357
Minority interest, net of taxes	—	—	—	143	—	143
Cumulative effect of change in accounting principle, net of taxes	—	562,201	—	314,299	—	876,500
Equity in net losses of unconsolidated subsidiaries, net of taxes	888,951	(9,222)	—	—	(879,729)	—
Deferred taxes	4,735	—	3,388	3,870	(5,680)	6,313
Depreciation and amortization	—	40,709	15,760	85,163	—	141,632
Provisions for inventory obsolescence	—	—	—	14,013	—	14,013
Charge on vendor financing receivables	—	—	—	11,190	—	11,190
Provisions for bad debts	—	1,069	24	1,103	—	2,196
Loss on equipment disposals	—	—	—	1,977	—	1,977
Interest income	—	909	—	(1,840)	—	(931)
Changes in operating assets and liabilities:
Accounts receivable, net	—	1,764	(162)	(1,372)	—	230
Contracts-in-process	—	—	—	74,982	—	74,982
Inventories	—	—	—	(3,023)	—	(3,023)
Long-term receivables	—	—	—	4,172	—	4,172
Deposits	—	—	—	30,700	—	30,700
Due from (to) unconsolidated subsidiaries	(12,899)	37,384	(31,272)	(2,670)	9,457	—
Other current assets and other assets	(446)	2,989	3,015	21,454	—	27,012
Accounts payable	171	(2,363)	250	(22,964)	—	(24,906)
Accrued expenses and other current liabilities	(10,210)	42	—	(22,010)	—	(32,178)
Customer advances	—	(3,660)	(225)	1,560	2,564	239
Income taxes payable	—	—	—	2,262	(2,705)	(443)
Pension and other postretirement liabilities	—	—	—	6,638	—	6,638
Long-term liabilities	—	(1,325)	—	(5,698)	(2,564)	(9,587)
Other	97	—	—	154	—	251

Net cash provided by (used in) operating activities	(40,495)	66,143	—	194,437	(1,249)	218,836

Investing activities:
Capital expenditures	—	(14,628)	—	(128,330)	1,249	(141,709)
Investments in and advances to unconsolidated subsidiaries	(2,240)	—	—	2,240	—	—
Investments in and advances to affiliates	(12,092)	—	—	(29,229)	—	(41,321)

Net cash (used in) provided by in investing activities	(14,332)	(14,628)	—	(155,319)	1,249	(183,030)

Financing activities:
Borrowings under revolving credit facilities	—	—	—	118,000	—	118,000
Repayments under term loans	—	—	—	(48,750)	—	(48,750)
Repayments under revolving credit facilities	—	—	—	(99,000)	—	(99,000)
Interest payments on 10% senior notes	—	(45,952)	—	—	—	(45,952)
Repayment of export-import facility	—	—	—	(1,073)	—	(1,073)
Repayments of other long-term obligations	—	—	—	(16)	—	(16)
Note payable to Loral Satellite	29,500	—	—	(29,500)	—	—
Preferred dividends	(29,485)	—	—	—	—	(29,485)
Proceeds from stock issuances	9,967	—	—	—	—	9,967

Net cash used in financing activities	9,982	(45,952)	—	(60,339)	—	(96,309)

Increase (decrease) in cash and cash equivalents	(44,845)	5,563	—	(21,221)	—	(60,503)
Cash and cash equivalents — beginning of period	46,068	19,399	—	94,482	—	159,949

Cash and cash equivalents — end of period	$1,223	$24,962	$—	$73,261	$—	$99,446

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      Except for the historical information contained herein, the matters discussed in the following Management’s Discussion and Analysis of Results of Operations and Financial Condition of Loral Space & Communications Ltd.(“Loral” or the “Company”, which terms shall include its subsidiaries unless otherwise indicated or the context requires) and its subsidiaries are not historical facts, but are “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, the Company or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of the Company. These forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” “anticipates,” “estimates,” “project,” “intend,” or “outlook” or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involves risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond the Company’s control. These include the Company developing a plan of reorganization, confirmation of the plan by the Bankruptcy Court, customer and employee retention and the Company’s ability to continue to provide high quality services. For a detailed discussion of additional factors and conditions, please also refer to the section of Loral’s latest Annual Report on Form 10-K titled “Certain Factors that May Affect Future Results” beginning on page 13 and to the other periodic reports filed with the SEC by Loral, its wholly-owned subsidiary Loral Orion, Inc. (“Loral Orion”), and the Company’s affiliate Satelites de Mexico, S.A. de C.V. (“Satmex”). In addition, we caution you that the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company’s control. The Company undertakes no obligation to update any forward-looking statements.

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

Sale of Assets, Bankruptcy Filings and Telstar 4 Failure

      On July 15, 2003, Loral Space & Communications Corporation, Loral SpaceCom Corporation and Loral Satellite, Inc. (collectively, the “Sellers”), direct or indirect subsidiaries of Loral, entered into a definitive agreement (the “Asset Purchase Agreement”) to sell to Intelsat, Ltd. and Intelsat (Bermuda), Ltd. (together, the “Purchasers”), all of the Sellers’ domestic fixed satellite services satellites, then comprised of four satellites in-orbit (one of which failed in September 2003, see below) and two under construction (one of which has been successfully launched and completed in-orbit testing and was placed into service on September 12, 2003 and one scheduled for launch in 2004), as well as certain other net assets.

      Also on July 15, 2003, Loral and certain of its subsidiaries (the “Debtor Subsidiaries” and collectively, the “Debtors”), including the Sellers, SS/L and Loral Orion, filed voluntary petitions for reorganization under

Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)) (the “Chapter 11 Cases”). Loral and its Debtor Subsidiaries, including the Sellers, continue to manage their properties and operate their businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code.

      Also on July 15, 2003, Loral and one of its Bermuda subsidiaries (the “Bermuda Group”) filed parallel insolvency proceedings in the Supreme Court of Bermuda (the “Bermuda Court”). On such date, the Bermuda Court entered an order appointing Philip Wallace, Chris Laverty and Michael Morrison, partners of KPMG, as Joint Provisional Liquidators (“JPLs”) in respect of the Bermuda Group. The Bermuda Court granted the JPLs the power to oversee the continuation and reorganization of these companies’ businesses under the control of their boards of directors and under the supervision of the U.S. Bankruptcy Court and the Bermuda Court. The JPLs have not audited the contents of this report.

      On October 20, 2003, the Sellers held a Bankruptcy Court ordered auction in respect of the assets to be sold. At the auction, Purchasers agreed, among other things, to increase the base purchase price under the Asset Purchase Agreement from $1 billion to $1.025 billion (subject to certain purchase price adjustments, which include a reduction for the insurance proceeds received from the Telstar 4 failure—see below), and, in consideration of a new transponder lease agreement entered into on October 22, 2003 with a customer, which contract will be assumed by Purchasers following the closing, to pay an additional $50 million at closing and accelerate orbital incentive payments to SS/L in the amount of $25 million. The effectiveness of this new transponder lease agreement is subject to receipt of approvals from the Board of Directors of the customer and the Bankruptcy Court. Purchasers’ offer, as revised at the auction, was determined to be the highest and best offer, and, accordingly, Purchasers were declared the winning bidder. On October 24, 2003, after a hearing on the matter, the Bankruptcy Court approved the transactions contemplated by the Asset Purchase Agreement. Consummation of the transactions is still subject to a number of conditions, including that certain operating parameters continue to be met with respect to the assets being sold, receipt of the approval of the Federal Communications Commission and certain other closing conditions typical for transactions of this type. Loral expects to use most of the proceeds from the sale of the assets to repay its outstanding secured bank debt. The Chapter 11 Cases will enable the Sellers to sell the North American satellites to the Purchasers free and clear of any interests. There can be no assurance, however, that the transactions contemplated by the Asset Purchase Agreement will be consummated. The net book value of the satellites to be sold was approximately $805 million and the other net assets of the disposal group was approximately $9 million as of September 30, 2003.

      As a result of Loral’s and the Debtor Subsidiaries’ voluntary petitions for reorganization, certain of Loral’s prepetition debt obligations (aggregating approximately $2.1 billion at September 30, 2003) have been accelerated and are immediately due and Loral’s other prepetition debt obligations of $93 million at September 30, 2003 are subject to acceleration (see below and Note 10 to the condensed consolidated financial statements). On July 15, 2003, Loral failed to make interest payments of $16.6 million on its 9.50% Senior Notes due 2006, and Loral Orion failed to make interest payments of $30.6 million on its 10% Senior Notes due 2006, $2.1 million on its 11.25% Senior Notes due 2007 and $3.1 million on its 12.50% Senior Notes due 2007. A creditors’ committee has been appointed in the Chapter 11 Cases to represent all unsecured creditors, including all holders of Loral’s and Loral Orion’s senior unsecured notes, and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court.

      As provided by the Bankruptcy Code, Loral and its Debtor Subsidiaries have the exclusive right to submit their plan or plans of reorganization for 120 days from the date of the filing of the voluntary petitions. On November 12, 2003, the Bankruptcy Court extended this exclusive period to March 12, 2004. Further extension may be sought and may be granted or rejected by the Bankruptcy Court. If Loral and its Debtor Subsidiaries fail to file their plan or plans of reorganization during such period, or if such plan or plans is not accepted by the required number of creditors and equity holders within the required period, any party in interest may subsequently file its own plan or plans of reorganization for Loral and its Debtor Subsidiaries. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan of reorganization notwithstanding an objection to the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. Although Loral and its Debtor Subsidiaries expect to file a reorganization plan or plans that provide for emergence from bankruptcy sometime during 2004, there can be no assurance that a reorganization plan or plans will be proposed by Loral and its Debtor Subsidiaries or confirmed by the Bankruptcy Court or that any such plan will be consummated.

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

      As part of its Chapter 11 Cases, Loral and its Debtor Subsidiaries routinely file pleadings, documents and reports with the Bankruptcy Court, which may contain updated, additional or more detailed information about the Company, its assets and liabilities or financial performance. Copies of the filings for Loral’s Chapter 11 Cases are available, for a fee, during regular business hours at the office of the Clerk of the Bankruptcy Court or from the Bankruptcy Court’s website located at http://www.nysb.uscourts.gov.

      On July 15, 2003, the New York Stock Exchange (“NYSE”) suspended trading of Loral’s common stock and removed Loral’s securities from listing and registration on September 2, 2003. Loral’s common stock is being quoted under the ticker symbol LRLSQ on the Pink Sheets Electronic Quotation Service and on the Over-The-Counter Bulletin Board service. The Company anticipates that, in any plan of reorganization ultimately confirmed by the Bankruptcy Court, the common and preferred stock of the Company will, at best, be severely diluted and may be eliminated entirely, with the result that common and preferred stockholders could receive no distribution.

      In September 2003, Loral’s Telstar 4 satellite experienced a short circuit of its high voltage bus causing the satellite to cease operations. Loral has been unable to reestablish contact with the satellite and has declared the satellite a total loss. At the time of the satellite’s failure, Loral initiated a comprehensive restoration plan that has provided capacity to nearly all Telstar 4 customers on other Loral satellites. Loral and Lockheed Martin, the manufacturer of the satellite, continue to work to identify the cause of the failure of the high voltage bus. The satellite is insured for $141 million, for which the agent for secured lenders of Loral SpaceCom is named as the loss payee on the insurance policy. During October 2003, Loral filed the proof of loss with the insurance underwriters. Under Loral’s agreement to sell its North American satellites discussed above, the purchase price will be reduced by any insurance proceeds received for Telstar 4 by Loral, net of any payments by Loral to customers for warranty claims. As previously planned, Loral expects to replace Telstar 4 at 89 degrees West in mid-2004 with the larger and more powerful Telstar 8 satellite currently under construction. Of the $141 million of insurance proceeds that the Company expects to receive, a receivable for insurance proceeds for Telstar 4 of $123 million was recorded at September 30, 2003, primarily representing the carrying value of Telstar 4 and the estimated costs of warranty obligations to customers directly associated with the failure of Telstar 4. Any gain to be recorded for the difference between the receivable of $123 million for insurance proceeds and the insurance policy value of $141 million will be recorded upon approval for payment by the insurance underwriters and a full release by Loral of the satisfaction of the claim. As of September 30, 2003 customer cancellations resulting from the failure of Telstar 4 have reduced the future minimum lease receipts due from customers under long-term operating leases for transponder capacity by approximately $47 million.

      The accompanying condensed consolidated financial statements have been prepared assuming the Company in its current structure will continue as a going concern. The factors mentioned above, however, among other things, raise substantial doubt about Loral’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ability of the Company to continue as a going concern is dependent on a number of factors including, but not limited to, the Company’s development of a plan of reorganization, confirmation of the plan by the Bankruptcy Court, customer and employee retention and the Company’s ability to continue to provide high quality services. If a plan of reorganization is not confirmed and implemented, the Company may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery that the Company’s creditors would receive in such liquidation. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company is forced to liquidate.

Consolidated Operating Results

      In evaluating financial performance, management uses revenues and operating income (loss) before depreciation and amortization including amortization of unearned stock compensation, and reorganization expenses due to bankruptcy (“Adjusted EBITDA” see Note 2 to the table below) as a measure of a segment’s profit or loss. The following discussion of revenues and Adjusted EBITDA reflects the results of Loral’s operating businesses for the three and nine months ended September 30, 2003 and 2002, respectively. See Note 16 to the condensed consolidated financial statements for additional information on segment results. The remainder of the discussion relates to the consolidated results of Loral, unless otherwise noted.

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

      Prior to the first quarter of 2003, management evaluated the financial performance of the satellite manufacturing and technology segment in accordance with accounting principles applicable to government contracts, whereby all costs incurred, including general and administrative expenses (“G&A”), were allocated to programs. G&A can be capitalized on government contracts, in accordance with the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors; however, U.S. generally accepted accounting principles require that G&A on non-government contracts be expensed in the period incurred. The required adjustment to conform to U.S. generally accepted accounting principles for commercial contracts and self-constructed assets was reflected in consolidation eliminations. Subsequent to the filing of the Company’s September 30, 2002 Form 10-Q, the Company determined that it had miscalculated this adjustment in its eliminations and has restated its reported results for the second and third quarters of 2002 to reflect the correct amounts. See Note 4 to the condensed consolidated financial statements.

Revenues (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Fixed satellite services(1)	$72.7	$93.2	$230.8	$306.7
Satellite manufacturing and technology(1)	99.1	207.9	311.7	700.5

Segment revenues	171.8	301.1	542.5	1,007.2
Eliminations(2)	(124.5)	(90.1)	(154.3)	(171.7)

Revenues as reported(1)	$47.3	$211.0	$388.2	$835.5

Adjusted EBITDA(3) (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		As Restated		As Restated
Adjusted EBITDA(3):
Fixed satellite services	$29.7	$49.4	$116.4	$176.5
Satellite manufacturing and technology(4)	(30.3)	7.1	(131.3)	27.6
Corporate expenses(5)	(9.9)	(8.7)	(28.9)	(26.2)

Segment Adjusted EBITDA before eliminations	(10.5)	47.8	(43.8)	177.9
Eliminations(2)	(14.8)	(17.2)	(22.1)	(28.7)

Adjusted EBITDA	(25.3)	30.6	(65.9)	149.2
Depreciation and amortization	(43.2)	(46.4)	(132.4)	(141.6)
Reorganization expenses due to bankruptcy	(8.8)	—	(8.8)	—

Operating (loss) income	(77.3)	(15.8)	(207.1)	7.6
Interest and investment income	0.7	1.1	11.5	10.9
Interest expense	(9.9)	(19.5)	(45.7)	(56.5)
Gain on investment	—	—	17.9	—
Income tax (provision) benefit	(0.7)	7.7	(4.5)	(1.9)
Equity in net losses of affiliates, net of taxes	(38.8)	(22.0)	(55.6)	(51.1)
Minority interest, net of taxes	0.1	(0.2)	0.1	(0.1)
Cumulative effect of change in accounting principle, net of taxes	(2.0)	—	(2.0)	(876.5)
Extraordinary gain on acquisition of minority interest, net of taxes	—	—	13.6	—

Net loss	$(127.9)	$(48.7)	$(271.8)	$(967.6)

(1)	Includes aggregate revenues from affiliates of $(4.9) million and $20.0 million for the three months ended September 30, 2003 and 2002, respectively and revenues of $19.0 million and $70.6 million for the nine months ended September 30, 2003 and 2002, respectively.

(2)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L for wholly-owned subsidiaries and the reversal of sales of $83 million and profits of $10 million on a satellite program that was changed to a lease arrangement in the third quarter of 2003 (see Fixed Satellite Services Liquidity).

(3)	The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” The Company defines “Adjusted EBITDA” as EBITDA before amortization of stock compensa-

tion; reorganization expenses due to bankruptcy; gain on investment; equity in net losses of affiliates, net of tax; minority interest, net of tax; cumulative effect of change in accounting principle, net of tax, and extraordinary gain on acquisition of minority interest, net of tax. Adjusted EBITDA should be used in conjunction with GAAP financial measures and is not presented as an alternative to cash flow from operations as a measure of the Company’s liquidity or as an alternative to net income as an indicator of the Company’s operating performance.

The Company believes the use of Adjusted EBITDA along with GAAP financial measures enhances the understanding of the Company’s operating results and is useful to investors in comparing performance with competitors, estimating enterprise value and making investment decisions. Adjusted EBITDA allows investors to compare operating results of competitors exclusive of depreciation and amortization, net losses of affiliates and minority interest, a useful tool given the significant variation that can result from the timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, and effects of investments not managed by the Company. Adjusted EBITDA as used here may not be comparable to similarly titled measures reported by other companies. The Company also uses Adjusted EBITDA to evaluate operating performance, to allocate resources and capital, to measure performance for incentive compensation programs, and to evaluate future growth opportunities. See the above table for reconciliations of Adjusted EBITDA to net loss.

(4)	Satellite manufacturing and technology Adjusted EBITDA for the three and nine months ended September 30, 2003 includes provisions for inventory obsolescence of $11 million and the write-off of long-term receivables from an affiliate of $9 million. Satellite manufacturing and technology Adjusted EBITDA for the nine months ended September 30, 2003 includes: (i) a charge of $24 million due to cancellation of a deposit on a launch vehicle contract; (ii) provisions for inventory obsolescence of $35 million due to the absence of new satellite awards until October 2003; (iii) a charge of $13 million on the settlement of all outstanding issues with Alcatel including a contract dispute that was in arbitration; (iv) a loss of $11 million on the acceleration of receipt of long-term receivables and (v) a charge of $10 million on SS/ L-provided vendor financing receivables to a customer in exchange for the customer’s common stock. During the nine months ended September 30, 2003, Loral realized gains of $18 million on the sale of 59 million shares of such stock. The gains on the sale of stock are not recognized in Adjusted EBITDA. As of September 30, 2003, Loral had sold all of its shares of Sirius common stock.

Satellite manufacturing and technology Adjusted EBITDA for the three and nine months ended September 30, 2002 includes provisions for inventory obsolescence of $2 million and $14 million, respectively, due to the absence of new satellite awards and an $11 million valuation allowance recorded in connection with an agreement reached with a customer to convert vendor financing receivables into the customer’s equity. Satellite manufacturing and technology Adjusted EBITDA for the nine months ended September 30, 2002 includes $13 million of income from a recovery of a claim from a vendor.

(5)	Represents corporate expenses incurred in support of the Company’s operations.

Critical Accounting Matters

      See the Company’s latest Annual Report on Form 10-K filed with the SEC and Other Matters — Accounting Pronouncements below.

Three Months Ended September 30, 2003 Compared With September 30, 2002

      Revenues as reported for Loral’s operating businesses decreased to $47 million as compared to $211 million, after eliminations of $125 million and $90 million, for the three months ended September 30, 2003 and 2002, respectively. Eliminations primarily consist of revenues from satellites under construction by SS/L for FSS and the reversal of $83 million of sales on a satellite program that was changed to a lease arrangement in the third quarter of 2003 (which became an internal program that will be leased to a third party in the future — see Fixed Satellite Services Liquidity), which resulted in negative satellite manufacturing sales for the quarter. The decrease in revenues in 2003 was due to lower SS/L revenues of $109 million which primarily resulted from satellite programs nearing completion under the percentage of completion method with no new satellite orders at SS/L from December 2001 to October 2003, higher eliminations, and lower FSS revenues of $21 million which was primarily due to decreases in prices of $14 million, volume of $3 million and lease termination fees of $3 million in both transponder leasing and network services. Both of the Company’s segments have been adversely affected by the global economic downturn, which has caused a delay in demand for new telecommunications applications and services.

      Cost of satellite sales were $15 million and $125 million for the three months ended September 30, 2003 and 2002, respectively. The decrease was primarily due to the reversal of $73 million of costs of sales due to a satellite program that was changed to a lease arrangement in the third quarter of 2003 (which became an internal program that will be leased to a third party in the future — See Fixed Satellite Services Liquidity) and satellite programs nearing completion under the percentage of completion method with no new satellite awards at SS/L, which was offset by provisions for inventory obsolescence of $11 million. Cost of satellite sales for the three months ended September 30, 2002 includes an $11 million valuation allowance recorded in connection with an agreement reached with a customer to convert vendor financing receivables into the customer’s equity.

      Cost of satellite services were $60 million and $65 million for the three months ended September 30, 2003 and 2002, respectively. The decrease in 2003 was primarily due to reduced external satellite capacity leasing requirements of $4 million and a decrease in depreciation expense of $1 million due to the timing of assets being placed in service and assets that became fully depreciated at the end of 2002 and during 2003, offset by increased satellite insurance costs of $2 million resulting from higher premiums on renewal and changes in coverage requirements and the launch of Telstar 13. Cost of satellite services for the three months ended September 30, 2002 includes a $2 million loss on equipment disposals.

      Selling, general and administrative expenses were $41 million and $37 million for the three months ended September 30, 2003 and 2002, respectively. This increase in 2003 was primarily due to higher bad debt expense of $4 million, directors and officers insurance costs of $1 million and professional fees relating to reorganization prior to filing for bankruptcy of $2 million, offset by lower marketing and selling expenses of $3 million and corporate compensation costs of $1 million.

      Reorganization expenses due to bankruptcy in 2003 were $9 million for the period from July 15, 2003 (date of filing) to September 30, 2003, which includes a charge for lease rejection claims of $6 million and professional fees of $5 million, offset by interest and investment income earned of $2 million (which represents the interest earned subsequent to filing bankruptcy excluding orbital interest).

      As a result of the above, the Company had an operating loss of $77 million, as compared to an operating loss of $16 million for the three months ended September 30, 2003 and 2002, respectively.

      Interest and investment income was $1 million in both the three months ended September 30, 2003 and 2002.

      Interest costs were $10 million, net of capitalized interest of $8 million, as compared to $20 million, net of capitalized interest of $9 million for the three months ended September 30, 2003 and 2002, respectively. The decrease was primarily as a result of Loral’s voluntary petitions for reorganization, as the Company only pays interest on its bank debt subsequent to July 14, 2003 and has stopped accruing interest on its other outstanding borrowings.

      Loral, as a Bermuda company, is subject to U.S. federal, state and local income taxation at regular corporate rates plus an additional 30% “branch profits” tax on any income that is effectively connected with the conduct of a U.S. trade or business. Loral has, cumulatively from its inception, received no tax benefit as a result of being established in Bermuda because of substantial losses incurred outside the U.S. Loral’s U.S. subsidiaries are subject to regular corporate tax on their worldwide income. At December 31, 2002, Loral recorded a 100% valuation allowance against its domestic net deferred tax assets under the criteria of SFAS No. 109, Accounting for Income Taxes. During 2003, Loral continued to maintain the 100% valuation allowance and recorded no benefit for its domestic loss. The Company recorded an income tax provision of $1 million on a pre-tax loss of $87 million, as compared to an income tax benefit of $8 million on a pre-tax loss of $34 million for the three months ended September 30, 2003 and 2002, respectively. The provision for 2003 is primarily state, local and foreign income taxes and a deferred tax liability recorded for certain foreign entities while for 2002 the Company also recorded a benefit for its domestic loss.

      Equity in net losses of affiliates was $39 million as compared to $22 million for the three months ended September 30, 2003 and 2002, respectively. Loral recorded equity losses relating to Satmex of $38 million as compared to $6 million for the three months ended September 30, 2003 and 2002. This increase primarily related to Loral writing off its remaining investment in Satmex of $29 million in the third quarter of 2003. Accordingly, there is no longer any requirement for Loral to provide for its allocated share of Satmex’s net losses subsequent to September 30, 2003 (see Affiliate Matters). Loral’s share of equity in net losses of XTAR, L.L.C (“XTAR”) was $1 million in both the three months ended September 30, 2003 and 2002. Loral’s share of equity in net losses of Europe*Star Limited (“Europe*Star”), managed by Alcatel, was zero as compared to $16 million for the three months ended September 30, 2003 and 2002, respectively. In the fourth quarter of 2002, Loral’s investment in Europe*Star was reduced to zero. Accordingly, there is no longer any requirement for Loral to provide for its allocated share of Europe*Star’s net losses subsequent to December 31, 2002. See Note 8 to the condensed consolidated financial statements.

      On July 1, 2003, the Company adopted SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), which resulted in the Company recording a charge of $2 million for the amortization of expenses incurred on the issuance of the securities from their issuance dates through June 30, 2003, that were not previously amortized as a cumulative effect of change in accounting principle (see Accounting Pronouncements).

      Preferred dividends were zero as compared to $9 million for the three months ended September 30, 2003 and 2002, respectively. The decrease in 2003, was due to the adoption of SFAS 150 on July 1, 2003 as the related dividends since adoption have been included in interest expense (see Accounting Pronouncements).

      As a result of the above, net loss applicable to common shareholders before the cumulative effect of change in accounting principle was $126 million or $2.86 per basic and diluted share, as compared to $57 million or $1.53 per basic and diluted share for the three months ended September 30, 2003 and 2002, respectively. Basic and diluted weighted average shares were 44 million and 37 million for the three months ended September 30, 2003 and 2002, respectively. The increase in weighted average shares was primarily due to the conversions of the Company’s preferred stock into common stock as (see Equity below).

Nine Months Ended September 30, 2003 Compared With September 30, 2002

      Revenues as reported for Loral’s operating businesses decreased to $388 million as compared to $836 million, after eliminations of $154 million and $172 million, for the nine months ended September 30, 2003 and 2002, respectively. Eliminations primarily consist of revenues from satellites under construction by SS/L for FSS and the reversal of $83 million of sales on a satellite program that was changed to a lease arrangement in the third quarter of 2003 (which became an internal program that will be leased to a third party in the future — see Fixed Satellite Services Liquidity). The decrease in revenues in 2003 was due to lower SS/ L revenues of $389 million which primarily resulted from satellite programs nearing completion under the percentage of completion method with no new satellite orders at SS/L from December 2001 to October 2003 and lower FSS revenues of $76 million which was primarily due to a decrease in prices of $37 million, volume of $19 million and lease termination fees of $15 million in both transponder leasing and network services. Both of the Company’s segments have been adversely affected by the global economic downturn, which has caused a delay in demand for new telecommunications applications and services.

      Cost of satellite sales were $298 million and $514 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in 2003 was primarily due to the reversal of $73 million of costs of sales on a satellite program that was changed to a lease arrangement in the third quarter of 2003 (which became an internal program that will be leased to a third party in the future — see Fixed Satellite Services Liquidity) and satellite programs nearing completion under the percentage of completion method with no new satellite awards at SS/ L and lower depreciation expense of $4 million due to the timing of assets being placed in service, offset by the following for the nine months ended September 30, 2003: (i) a charge of $24 million due to cancellation of a deposit on a launch vehicle contract; (ii) provisions for inventory obsolescence of $

35 million due to the absence of new satellite awards until October 2003; (iii) a charge of $13 million on the settlement of all outstanding issues with Alcatel including a contract dispute that was in arbitration; (iv) a loss of $11 million on the acceleration of receipt of long-term receivables; and (v) a charge of $10 million recorded on SS/L-provided vendor financing, representing the difference between the carrying value of SS/ L’s receivables of $38 million and the value of the common shares received by SS/L based on the trading price of Sirius’s common stock on March 7, 2003 of $28 million (see discussion below for gains realized subsequent to receipt of the shares. Cost of satellite sales for the nine months ended September 30, 2002 includes provisions for inventory obsolescence of $14 million due to the absence of new satellite awards and an $11 million valuation allowance recorded in connection with an agreement reached with a customer to convert vendor financing receivables into the customer’s equity, offset by $13 million of income recorded from a recovery of a claim from a vendor.

      Cost of satellite services were $173 million and $194 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in 2003 was primarily due to an insurance claim recovery on a satellite of $9 million during the second quarter of 2003, reduced satellite capacity and network services costs totaling $11 million and a decrease in depreciation expense of $4 million due to the timing of assets being placed in service and assets that became fully depreciated at the end of 2002 and during 2003, offset by increased insurance costs of $4 million resulting from higher premiums on renewals, changes in coverage requirements and the launch of Telstar 13.

      Selling, general and administrative expenses were $115 million and $120 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in 2003 was primarily due to lower marketing and selling expenses of $6 million, research and development costs of $4 million and corporate compensation costs of $2 million, offset by higher directors and officers insurance costs of $2 million, professional fees relating to reorganization prior to filing for bankruptcy of $2 million, bad debt expense of $2 million and bank restructuring costs of $1 million.

      Reorganization expenses due to bankruptcy in 2003 were $9 million for the period from July 15, 2003 (date of filing) to September 30, 2003, which includes a charge for lease rejection claims of $6 million and professional fees of $5 million, offset by interest and investment income earned of $2 million (which represents the interest earned subsequent to filing bankruptcy excluding orbital interest).

      As a result of the above, the Company had an operating loss of $207 million, as compared to operating income of $8 million for the nine months ended September 30, 2003 and 2002, respectively.

      Interest and investment income was $12 million, as compared to $11 million for the nine months ended September 30, 2003 and 2002, respectively.

      Interest costs were $46 million, net of capitalized interest of $26 million, as compared to $56 million, net of capitalized interest of $25 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease was primarily as a result of Loral’s voluntary petitions for reorganization as the Company only pays interest on its bank debt subsequent to July 14, 2003 and has stopped accruing interest on its other outstanding borrowings.

      During the nine months ended September 30, 2003 the Company realized $18 million of gains from the sale of all 59 million shares of its Sirius common stock, which is reflected as gain on investment on the condensed consolidated statement of operations. As of June 30, 2003, SS/L had sold all of its shares of Sirius common stock.

      Loral, as a Bermuda company, is subject to U.S. federal, state and local income taxation at regular corporate rates plus an additional 30% “branch profits” tax on any income that is effectively connected with the conduct of a U.S. trade or business. Loral has, cumulatively from its inception, received no tax benefit as a result of being established in Bermuda because of substantial losses incurred outside the U.S. Loral’s U.S. subsidiaries are subject to regular corporate tax on their worldwide income. At December 31, 2002, Loral recorded a 100% valuation allowance against its domestic net deferred tax assets under the criteria of SFAS No. 109, Accounting for Income Taxes. During 2003, Loral continued to maintain the 100% valuation allowance and recorded no benefit for its domestic loss. The Company recorded an income tax provision of

$5 million on a pre-tax loss of $223 million, as compared to an income tax provision of $2 million on a pre-tax loss of $38 million for the nine months ended September 30, 2003 and 2002, respectively. The provision for 2003 is primarily state, local and foreign income taxes and a deferred tax liability recorded for certain foreign entities while for 2002 the Company also recorded a benefit for its domestic loss.

      Equity in net losses of affiliates was $56 million as compared to $51 million for the nine months ended September 30, 2003 and 2002, respectively. Loral recorded equity losses relating to Satmex of $52 million as compared to $17 million for the nine months ended September 30, 2003 and 2002, respectively. This increase was primarily related to Loral writing off its remaining investment in Satmex of $29 million in the third quarter of 2003. Accordingly, there is no longer any requirement for Loral to provide for its allocated share of Satmex’s net losses subsequent to September 30, 2003 (see Affiliate Matters). Loral’s share of equity in net losses of XTAR was $5 million as compared to $2 million for the nine months ended September 30, 2003 and 2002, respectively. Loral’s share of equity in net losses of Europe*Star, managed by Alcatel, was zero as compared to $29 million for the nine months ended September 30, 2003 and 2002, respectively. In the fourth quarter of 2002, Loral’s investment in Europe*Star was reduced to zero. Accordingly, there is no longer any requirement for Loral to provide for its allocated share of Europe*Star’s net losses subsequent to December 31, 2002. Loral’s share of equity income (losses) attributable to Globalstar, L.P. (“Globalstar”) related activities was $1 million as compared to $(3) million for the nine months ended September 30, 2003 and 2002, respectively. The 2002 amount for Globalstar related activities includes the recovery of a claim from a vendor on the Globalstar program of which $14 million ($8 million after taxes) was recorded as a benefit to equity in net losses of affiliates and reduced equity in net losses of Globalstar service provider partnerships recorded, offset by a $9 million charge relating to liabilities the Company guaranteed in connection with a Globalstar service provider partnership in 2002. See Note 8 to the condensed consolidated financial statements.

      On July 1, 2003, the Company adopted SFAS 150, which resulted in the Company recording a charge of $2 million for the amortization of expenses incurred on the issuance of the securities from their issuance dates through June 30, 2003, that were not previously amortized as a cumulative effect of change in accounting principle (see Accounting Pronouncements). On January 1, 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which resulted in the Company recording a charge of $892 million ($877 million after taxes) to write-off all of its cost in excess of net assets acquired (“goodwill”) for the cumulative effect of change in accounting principle (see Accounting Pronouncements).

      As a result of receiving Alcatel’s minority interest in CyberStar, L.P. on June 30, 2003, Loral recognized an extraordinary gain of $14 million, which represents the minority interest liability in excess of the fair value of the acquired net assets.

      Preferred dividends were $7 million as compared to $67 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in 2003 was primarily due to the adoption of SFAS 150 on July 1, 2003 as the related dividends since adoption have been included in interest expense, and the reduction in dividend obligations resulting from the conversion of 1.8 million shares of the Series C Preferred Stock and 2.7 million shares of the Series D Preferred Stock into an aggregate 3.1 million shares of the Company’s common stock and the non-cash dividend charges of $38 million incurred in the second quarter of 2002 in connection with Loral’s privately negotiated exchange transactions and the reduction in dividend obligations resulting from the Company’s October 2002 exchange offers of its Series C and Series D preferred stock, which converted 6.1 million shares of the Series C Preferred Stock and 5.4 million shares of the Series D Preferred Stock into 4.6 million shares of the Company’s common stock and $13.4 million in cash (see Liquidity and Capital Resources).

      As a result of the above, net loss applicable to common shareholders before the cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest was $290 million or $6.64 per basic and diluted share, as compared to $159 million or $4.45 per basic and diluted share for the nine months ended September 30, 2003 and 2002, respectively. Basic and diluted weighted average shares were 44 million and 36 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in weighted average shares was primarily due to the conversions of the Company’s preferred stock into common stock as mentioned above.

Results by Operating Segment for the Three and Nine Months Ended September 30, 2003 and 2002

      The satellite industry has suffered from the downturn in the global economy and the resultant decline in demand for or postponement of new satellite-based applications and services. The Company’s businesses have also been negatively affected by customers’ difficulty obtaining funding for new projects in the capital markets, by competition from fiber and other terrestrial alternatives and Loral’s financial condition. In October 2003, SS/L received three new satellite orders from existing customers (two from DIRECTV and one from PanAmSat). In connection with these orders, the Bankruptcy Court approved binding authorizations to proceed for their construction. PanAmSat also has an option to order an in-orbit spare for one of its existing satellites from SS/ L on terms to be agreed upon. The aggregated value of the three new awards is in excess of $320 million. In October 2003, DIRECTV made advance payments of $25 million on each of its two new satellite orders and PanAmSat made an advance payment of $25 million on its new satellite order, for combined cash advances received by SS/L of $75 million. In addition, in connection with contract negotiations on the nearly completed DIRECTV 7S satellite, DIRECTV increased the total contract value for the construction of DIRECTV 7S by $25 million to approximately $165 million, for which SS/ L received the $25 million payment in November 2003.

Fixed Satellite Services

      FSS revenues were $73 million and $93 million for the three months ended September 30, 2003 and 2002, respectively and $231 million and $307 million for the nine months ended September 30, 2003 and 2002, respectively. FSS revenues without network services were $63 million and $78 million for the three months ended September 30, 2003 and 2002, respectively and $197 million and $254 million for the nine months ended September 30, 2003 and 2002, respectively. Network services revenues were $10 million and $15 million for the three months ended September 30, 2003 and 2002, respectively and $34 million and $53 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease for the three months ended September 30, 2003, was primarily due to a decline in prices of $14 million, volume of $3 million and lease termination fees of $3 million. The decrease for the nine months ended September 30, 2003, was primarily due to a decline in prices of $37 million, volume of $19 and lease termination fees of $15 million. These decreases were in both transponder leasing and network services due to the global economic downturn and the delay in demand for new application and services. Adjusted EBITDA was $30 million as compared to $49 million for the three months ended September 30, 2003 and 2002, respectively and $116 million and $177 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in Adjusted EBITDA for the three and nine months ended September 30, 2003, were primarily due to decreases in revenues for both transponder leasing and network services and increased satellite insurance costs resulting from higher premiums on renewal and changes in coverage requirements, partially offset for the nine months ended September 30, 2003, by an insurance claim recovery on a satellite of $9 million. As of September 30, 2003, FSS had seven operational satellites. Funded backlog for the segment totaled $1.4 billion (including $83 million relating to a satellite program that was converted to a lease arrangement) at September 30, 2003 and $1.4 billion at December 31, 2002, including intercompany backlog of $37 million and $41 million at September 30, 2003 and December 31, 2002, respectively. Net bookings for the segment were $229 million (including $83 million relating to a satellite program that was converted to a lease arrangement) and $272 million for the nine months ended September 30, 2003 and 2002, respectively.

Satellite Manufacturing and Technology

      Revenues at SS/L, before eliminations, were $99 million and $208 million for the three months ended September 30, 2003 and 2002, respectively and $312 million and $701 million for the nine months ended September 30, 2003 and 2002, respectively. The decreases in revenues in 2003 primarily resulted from satellite programs nearing completion under the percentage of completion method with no new satellite orders at SS/L since December 2001 (until October 2003). Adjusted EBITDA before eliminations was a loss of $30 million, as compared to income of $7 million for the three months ended September 30, 2003 and 2002, respectively and a loss of $131 million, as compared to income of $28 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in Adjusted EBITDA for the three and nine months ended September 30, 2003 was primarily due to satellite programs nearing completion under the percentage of completion method with no new satellite awards at SS/L, which resulted in provisions for inventory obsolescence of $11 million. The decrease in Adjusted EBITDA for the nine months ended September 30, 2003 included the following: (i) a charge of $24 million due to cancellation of a deposit on a launch vehicle contract; (ii) provisions for inventory obsolescence of $35 million due to the absence of new satellite awards at SS/ L until October 2003; (iii) a charge of $13 million on the settlement of all outstanding issues with Alcatel including a contract dispute that was in arbitration; (iv) a loss of $11 million on the acceleration of receipt of long-term receivables; (v) a charge of $10 million recorded on SS/L-provided vendor financing, representing the difference between the carrying value of SS/L’s receivables of $38 million and the value of the common shares received by SS/L based on the trading price of Sirius’s common stock on March 7, 2003 of $28 million); (vi) an adjustment to estimated contract revenues from an affiliate of $9 million. Adjusted EBITDA for the three and nine months ended September 30, 2002 includes provisions for inventory obsolescence of $2 million and $14 million, respectively, due to the absence of new satellite awards and an $11 million valuation allowance recorded in connection with an agreement reached with a customer to convert vendor financing receivables into the customer’s equity. Adjusted EBITDA for the nine months ended September 30, 2002 includes $13 million of income from a recovery of a claim from a vendor. Funded backlog for SS/L as of September 30, 2003 and December 31, 2002 was $444 million and $763 million, respectively, including intercompany backlog of $218 million as of September 30, 2003 and $275 million as of December 31, 2002. Realization of the intercompany backlog is subject to the limitations contained in the Company’s credit agreements and cash collateral order, and in certain cases may require the consent of the lenders. The decline in backlog is due to a lack of new satellite orders until October 2003, due to sluggish economic conditions that have had a negative impact industry-wide and Loral’s financial condition.

Transactions With Affiliates

      Consolidated funded backlog was $1.6 billion and $1.8 billion at September 30, 2003 and December 31, 2002 which includes $79 million and $142 million, respectively, as a result of transactions entered into with affiliates and related parties (primarily with Satmex, XTAR and Hisdesat) for the construction of satellites.

      The Company’s condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		As Restated		As Restated
Revenues	$(4,914)	$19,980	$19,020	$70,569
Investment income	297	294	886	882
Interest expense capitalized on development stage enterprise	––	447	428	844
Profits relating to affiliate transactions not eliminated, net of taxes	(499)	1,857	1,789	4,465
Elimination of Loral’s proportionate share of profits relating to affiliate transactions, net of taxes	374	(1,900)	(2,440)	(4,539)
Amortization of deferred credit and profits relating to investments in affiliates	261	127	784	381

Liquidity and Capital Resources

      Loral’s principal challenge has been to overcome a confluence of events that have severely affected the satellite industry in recent years. These include a downturn in the global economy in general, the inability of Loral’s customers to access the capital markets which led to the declining utilization of services by existing customers and a lack of new customers, in particular telecommunications and Internet access providers entering the market, and reduced demand resulting in an overabundance of transponder capacity for satellite services and a severe drought in satellite orders. In addition, Loral’s financial condition has been further affected by the significant investments it made and wrote-off in Globalstar. As a result of these and other factors, on July 15, 2003, Loral and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the Bankruptcy Code in the Bankruptcy Court. On July 15, 2003, Loral also filed parallel insolvency proceedings in Bermuda, where it is incorporated.

      Also on July 15, 2003, Loral entered into a definitive agreement to sell all of its North American telecommunications satellites, then comprised of four satellites in-orbit (one of which failed in September 2003, see below) and two under construction (one of which has been successfully launched and completed in-orbit testing and was placed into service on September 12, 2003 and one scheduled for launch in 2004), as well as certain other net assets. In addition, Intelsat has agreed to order a new satellite from SS/L and will make a $100 million down payment on that order upon closing of the sale of the North American satellites, subject to obtaining a security interest from Loral on assets related to its Brazilian FSS business.

      On October 20, 2003, the Sellers held a Bankruptcy Court ordered auction in respect of the assets to be sold. At the auction, Purchasers agreed, among other things, to increase the base purchase price under the Asset Purchase Agreement from $1 billion to $1.025 billion (subject to certain purchase price adjustments, which includes a reduction for the insurance proceeds received from the Telstar 4 failure — see below), and, in consideration of a new transponder lease agreement entered into on October 22, 2003 with a customer, which contract will be assumed by Purchasers following the closing, to pay an additional $50 million at closing and accelerate orbital incentive payments to SS/L in the amount of $25 million. The effectiveness of this new transponder lease agreement is subject to receipt of approvals from the Board of Directors of the customer and the Bankruptcy Court. Purchasers’ offer, as revised at the auction, was determined to be the highest and best offer, and, accordingly, Purchasers were declared the winning bidder. On October 24, 2003, after a hearing on the matter, the Bankruptcy Court approved the transactions contemplated by the Asset Purchase Agreement. Consummation of the transactions is still subject to a number of conditions, including that certain operating parameters continue to be met with respect to the assets being sold, receipt of the approval of the Federal Communications Commission and certain other closing conditions typical for transactions of this type. Loral expects to use most of the proceeds from the sale of the assets to repay its outstanding secured bank debt. The Chapter 11 Cases will enable the Sellers to sell the North American satellites to the Purchasers free and clear of any interests. There can be no assurance, however, that the transactions contemplated by the Asset Purchase Agreement will be consummated.

      Loral’s intention is to reorganize around its remaining fleet of five satellites (two under construction) and its satellite manufacturing operations, allowing it to emerge as a viable enterprise with opportunities for future growth There is no assurance, however, that Loral will be able to formulate a viable reorganization plan or to obtain confirmation of such a plan pursuant to the provisions of the Bankruptcy Code.

      Loral currently has approximately $2.2 billion in debt (including future accrued interest of $214 million associated with the deferred gain on the Loral Orion debt exchanges), which mainly resulted from its investments in Globalstar as well as the rapid build-up of its FSS fleet, which has demonstrated its value over time through its strong cash flow and Adjusted EBITDA performance. This debt includes $967 million of bank debt that is secured by liens on the assets of Loral SpaceCom Corporation (“Loral SpaceCom”) and Loral Satellite, Inc. (“Loral Satellite”), consisting primarily of Loral’s satellite manufacturing and domestic FSS assets. As a result of the commencement of its Chapter 11 Cases, Loral continues to pay interest only on its bank debt, which has significantly reduced its cash interest payments. Loral expects to use most of the proceeds from the sale of the North American satellites to the Purchasers to repay its outstanding secured bank debt.

      As a result of Loral’s and the Debtor Subsidiaries’ voluntary petitions for reorganization, Loral’s prepetition debt obligations (aggregating approximately $2.1 billion at September 30, 2003) have been accelerated and are immediately due and Loral’s other prepetition debt obligations of $93 million at September 30, 2003 are subject to acceleration (see Note 10 to the condensed consolidated financial statements). On July 15, 2003, Loral failed to make interest payments of $16.6 million on its 9.50% Senior Notes due 2006, and Loral Orion failed to make interest payments of $30.6 million on its 10% Senior Notes due 2006, $2.1 million on its 11.25% Senior Notes due 2007 and $3.1 million on its 12.50% Senior Notes due 2007. A creditors’ committee has been appointed to represent all unsecured creditors, including all holders of Loral’s and Loral Orion’s senior unsecured notes, and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court.

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

      During 2002 and the nine months ended September 30, 2003, Loral took a number of steps to conserve cash on hand by reducing its operating expenses, suspending payment of cash dividends on its preferred stock and closely monitoring capital expenditures. In addition, in October 2003, SS/L received three new satellite orders from existing customers. In connection with these orders, the Bankruptcy Court approved binding authorizations to proceed for their construction and SS/L received advance payments of $75 million. In addition, in connection with contract negotiations on a nearly completed satellite, the customer increased the total contract value for the construction by $25 million, for which SS/L received payment in November 2003 (see Results by Operating Segment for the three and nine months ended September 30, 2003 and 2002). As a result of these recent events, Loral believes that it currently has adequate cash on hand and cash flow from operations to continue normal operations beyond September 30, 2004.

Liabilities Subject to Compromise

      As discussed above, the Company has been operating as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code.

      In the condensed consolidated balance sheet, the caption “liabilities subject to compromise” reflects Loral’s current estimate of the amount of prepetition claims that will be restructured in Loral’s and its Debtor Subsidiaries’ Chapter 11 Cases. Pursuant to court order, Loral has been authorized to pay certain prepetition operating liabilities incurred in the ordinary course of business (e.g. salaries and insurance). Since July 15, 2003, as permitted under the Bankruptcy Code, the Company has rejected certain of its prepetition obligations. Loral is in the process of calculating its estimated liability to the unsecured creditors affected by these contract rejections. Loral will notify all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which claims against Loral and its Debtor Subsidiaries must be filed if the claimants wish to receive any distribution in the Chapter 11 Cases. No bar date has yet been set by the Bankruptcy Court. Differences between liability amounts estimated by the

Company and claims filed by creditors will be investigated and the Bankruptcy Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be settled and treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization. Loral and its Debtor Subsidiaries will continue to evaluate the amount and classification of their prepetition liabilities in general through the remainder of their Chapter 11 Cases. Should Loral or its Debtor Subsidiaries, through this ongoing evaluation, identify additional liabilities subject to compromise, such amounts will be recognized accordingly. As a result, “liabilities subject to compromise” are subject to change. Claims classified as “liabilities subject to compromise” represent secured as well as unsecured claims. Liabilities subject to compromise at September 30, 2003 consisted of the following (in thousands):

Debt obligations	$2,236,864
Accounts payable	54,423
Accrued employment costs	17,087
Customer advances	19,938
Accrued interest and preferred dividends	40,432
Income taxes payable	37,258
Pension and other postretirement liabilities	129,527
Other liabilities(1)	141,884
6% Series C convertible redeemable preferred stock	187,274
6% Series D convertible redeemable preferred stock	36,707

Total liabilities subject to compromise	$2,901,394

(1)	Includes $47 million of vendor financing that is non-recourse to SS/L in the event of non payment by Globalstar due to bankruptcy(see Affiliate Matters).

Preferred Stock

      The Company’s 6% Series C convertible redeemable preferred stock (“the Series C Preferred Stock”) and 6% Series D convertible redeemable preferred stock (“the Series D Preferred Stock”) have mandatory redemption dates in 2006 and 2007, respectively. The Company has the right to make mandatory redemption payments to the holders in either cash or common stock, or a combination of the two. As a result of adopting SFAS 150 on July 1, 2003, the Company reclassified its preferred stock to liabilities from shareholders’ deficit as of June 30, 2003 and the related dividends since adoption have been included in interest expense (see Accounting Pronouncements).

      In August 2002, Loral’s Board of Directors approved a plan to suspend indefinitely the future payment of dividends on its two series of preferred stock. Accordingly, Loral has deferred the payments of quarterly dividends due on its Series C Preferred Stock and the payments of quarterly dividends due on its Series D Preferred Stock. Dividends on the two series continued to accrue through July 14, 2003. In the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the Series C Preferred Stock, subject to the applicable effects of the Chapter 11 Cases and Loral’s Bermuda insolvency proceedings, the terms of the Series C Preferred Stock provide that holders of the majority of the outstanding Series C Preferred Stock will be entitled to elect two additional members to Loral’s Board of Directors. In the event accrued and unpaid dividends accumulate to an amount equal to six consecutive quarterly dividends on the Series D Preferred Stock, subject to the applicable effects of the Chapter 11 Cases and Loral’s Bermuda insolvency proceedings, the terms of the Series D Preferred Stock provide that holders of the majority of the outstanding Series D Preferred will be entitled to elect two additional members to Loral’s Board of Directors. As of September 30, 2003, accrued and unpaid dividends of $13 million represented four quarterly dividend payments outstanding, which were accrued through July 14, 2003 (See Equity below).

Equity

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

Other

      In 2002, there was no contribution required to the Company’s qualified pension plan, under the Internal Revenue Code and regulations thereunder. However, the significant declines experienced in the financial markets have unfavorably impacted pension plan asset performance. This, coupled with historically low interest rates (a key factor when estimating pension plan liabilities), caused the Company to recognize $65 million of non-cash charges to accumulated other comprehensive loss at December 31, 2002. These charges did not impact the Company’s reported earnings. However, in the future if either interest rates or market performance or plan returns change, the Company may reverse such charges or incur additional charges.

Cash

      As of September 30, 2003, Loral had $103 million of cash and had no further available credit from its credit facilities, except for $6 million of outstanding letters of credit.

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

      On the date the Chapter 11 Cases were commenced, the Bankruptcy Court entered an order authorizing the Debtors to use the Cash Collateral to fund all operating expenses associated with their businesses in accordance with an agreed upon budget and in accordance with certain other terms set forth in the order. The use of the Cash Collateral can be terminated by the bank lenders upon the occurrence of certain events specified in the order, including the failure of the Debtors and the bank lenders to agree on a budget for the further use of the Cash Collateral for the period subsequent to January 16, 2004, the failure of the Debtors to comply with certain obligations contained in the order, or the failure of the Debtors to achieve certain milestones with respect to the proposed sale of certain of the Debtors’ assets to the Purchasers. In the event the Debtors’ ability to use the Cash Collateral were terminated, the Debtors would still have the right to seek the authority of the Bankruptcy Court to use the Cash Collateral notwithstanding any objection by the bank lenders. There can be no assurance that the Bankruptcy Court would grant such request.

Net Cash Provided by Operating Activities

      Net cash provided by operating activities for the nine months ended September 30, 2003 was $95 million. This was primarily due to a decrease in long-term receivables of $76 million primarily from accelerated collections of orbital receivables, a decrease in other current assets and other assets of $31 primarily due to a decrease in prepaid insurance and pension costs recorded in 2003, a decrease in contracts-in-process of $26 million primarily resulting from net collections on customer contracts and a decrease in deposits of $23 million resulting from the assignment of launch vehicles to satellite programs, offset by net loss as adjusted for non-cash items of $5 million and decrease in customer advances of $59 million primarily due to progress on satellite programs.

      Net cash provided by operating activities for the nine months ended September 30, 2002 was $219 million. This was primarily due to net income as adjusted for non-cash items of $145 million, a decrease in contracts-in-process of $75 million primarily resulting from net collections on customer contracts and a decrease in deposits of $31 million resulting from the assignment of launch vehicles to satellite programs, offset by a decrease in accrued expenses and other current liabilities of $32 million primarily resulting from vendor payments.

Net Cash Used in Investing Activities

      Net cash used in investing activities was $59 million for the nine months ended September 30, 2003, primarily as a result of capital expenditures of $86 million mainly for the construction of satellites and investments and advances to affiliates of $19 million (including $18 million for XTAR), offset by proceeds received from the sale of Sirius common stock of $46 million.

      Net cash used in investing activities was $183 million for the nine months ended September 30, 2002, primarily as a result of capital expenditures of $142 million mainly for the construction of satellites and investments in and advances to affiliates of $41 million (including $29 million for XTAR).

Net Cash Provided by (Used in) Financing Activities

      Net cash provided by in financing activities was $1 million for the nine months ended September 30, 2003, primarily due to net borrowings under revolving credit facilities of $71 million and proceeds from stock issuances of $4 million, offset by debt amortization payments of $70 million (including $31 million of interest payments on the 10% senior notes) and payment of bank amendment costs of $5 million.

      Net cash used in financing activities was $96 million for the nine months ended September 30, 2002, primarily due to debt amortization payments of $96 million (including $46 million of interest payments on the 10% senior notes) and net cash used in equity transactions of $20 million, offset by net borrowings (repayments) under revolving credit facilities of $19 million.

Fixed Satellite Services Liquidity

      Satellites are carefully built and tested and have some redundant components to permit the continued operation of a satellite in case of a component failure. Due to the failure of primary components, certain of the Company’s and its affiliates’ satellites are currently operating using back-up components. If these back-up components fail and the primary components cannot be restored, these satellites could lose a significant amount of capacity or be total losses which, until replacement satellites are placed in-orbit, would result in lost revenues and lost profits.

      On September 20, 2002, and as further amended in March 2003, Loral agreed with APT Satellite Company Limited (“APT”) to jointly acquire the Apstar V satellite, a satellite then under construction by SS/L for APT pursuant to which Loral and APT agreed to share, on a 50/50 basis, the project cost of constructing, launching and insuring the satellite. Under this agreement, Loral would initially acquire 23% of the satellite in return for paying 25% of the project cost, and would pay to APT over time an additional 25% of the project cost to acquire an additional 23% interest in the satellite. In August 2003, in order to expedite the receipt of necessary export licenses from the U.S. government, Loral and APT amended their various agreements to convert their arrangement from a joint ownership arrangement to a lease arrangement, but leaving unchanged the cost allocation between the parties relating to the project cost of the satellite. Under this arrangement approved by the Bankruptcy Court in October 2003, Loral will retain title to the entire satellite, now known as Telstar 18, and will lease to APT transponders representing initially 77% of the transponder capacity on the satellite. The number of transponders leased to APT would be reduced over time upon repayment by Loral of the second 25% of the satellite’s project cost. Upon payment in full by Loral of 50% of the project cost of the satellite, the lease to APT would be reduced from 77% to 54% of the satellite’s transponder capacity. At September 30, 2003, the project cost of the satellite was estimated at $230 million. The second 25% of the project cost of the satellite to be repaid by Loral to APT, are estimated as follows: $7 million to terminate APT’s leasehold interest in 2.5 additional transponders on the second anniversary of the satellite’s in-service date; $13 million for three additional transponders on the third anniversary; and $18 million for four additional transponders on each of the fourth and fifth anniversary. Loral may at its option, elect to accelerate the terminations of APT’s leasehold interest in certain of the foregoing transponders upon earlier payment of the related termination fee. Loral has agreed that if so requested by APT, it will seek further government approval to transfer a portion of the satellite to APT. If it is successful in doing so, the parties will revert back to the original joint ownership arrangement. As a result of the above changes to the agreement, whereby Loral will retain title and provide capacity to APT under a lease arrangement, Loral has reversed the cumulative sales of $83 million and profits of $10 million and has established a self constructed asset of $73 million (resulting in a total satellite asset value of $123 million) and deferred revenue of $80 million during the quarter ended September 30, 2003. In addition, amounts received from APT and subject to repayment have been recorded at their estimated present value of $26 million at September 30, 2003 and are presented in long-term liabilities.

      In October 2003, Loral and APT have engaged in discussions to further revise their existing arrangement. Under this proposed arrangement, Loral would accelerate the termination of APT’s leasehold interest in 4.5 transponders by assuming $20.4 million of project cost which otherwise would have initially been borne by APT, increasing Loral’s initial economic interest in the satellite from 23% to 31%. In addition, Loral would provide to APT, free of charge, available capacity on Telstar 10/Apstar IIR, during an interim period, and provide APT with certain rights to exchange Ku-band transponder capacity on Telstar 18 for Ku-band transponder capacity on Telstar 10/Apstar IIR. The effectiveness of any revised arrangement agreed to between APT and Loral will be subject to the approval of the Bankruptcy Court.

Affiliate Matters

Satmex

      In order to fund the construction, insurance and launch of Satmex 6, Satmex is pursuing export credit agency financings and is working on a proposed private placement of $80 million aggregate principal amount of secured notes, which are expected to yield $70 million in net proceeds to Satmex net of original issue discount. In addition to funding Satmex 6, these financings would replace Satmex’s existing floating rate notes. These financings, however, are subject to, among other things, the extension of Satmex’s 2004 debt maturities on its high yield bonds. Satmex is in discussions with an ad hoc committee of holders of its high yield bonds regarding such extensions, but has not yet reached any agreement with the committee.

      To conserve cash, Satmex did not make the August 1, 2003 interest payment of $16.2 million on its high yield bonds and is currently in default. Although Satmex is current on interest due on its floating rate notes, the default on its high yield bonds triggered a cross-default provision under the indenture for its existing floating rate notes. In addition, on September 30, 2003, an additional default occurred under Satmex’s existing floating rate notes as a result of its failure to complete financings by such date. Satmex’s parent company, Servicios, defaulted on the Government Obligation on September 30, 2003, as a result of its failure to maintain a minimum coverage ratio, which in turn caused another cross-default on the existing floating rate notes. The occurrence of the events of default under each of the high yield bonds and the existing floating rate notes gives the holders of such notes the right to accelerate Satmex’s principal repayment obligations on such notes. Should this occur, Satmex may seek to reorganize under either Chapter 11 of the United States Bankruptcy Code or Mexican reorganization law or both.

      Although Satmex has made progress in completing its proposed financing transactions, if it is unable to do so, it will not have sufficient liquidity to complete the launch of Satmex 6 or service all its debt. In that case, Satmex may seek to reorganize under either Chapter 11 of the United States Bankruptcy Code or Mexican reorganization law or both. As a result of these recent events, under U.S. generally accepted accounting principles, Loral wrote-off its investment in Satmex of $29 million (as an increase to its equity loss) in the third quarter of 2003. Accordingly, there is no longer any requirement for Loral to provide for its allocated share of Satmex’s net losses subsequent to September 30, 2003. In addition, Loral recorded reserves against receivables and estimated contract revenues from Satmex resulting in an aggregate charge of $11 million during the third quarter of 2003 (which primarily represents long-term receivables). Such reserves will be re-evaluated pending the outcome of Satmex’s liquidity concerns or the receipt of payment from the Company.

      At September 30, 2003, Solidaridad 2 had a remaining estimated useful life of six years. Solidaridad 2 was manufactured by Boeing and is similar in design to Solidaridad 1 and to other Boeing satellites which have experienced in-orbit component failures. While Satmex was able to obtain a renewal of the in-orbit insurance for Solidaridad 2 in November 2002, this policy does not insure against an in-orbit failure due to the loss of the satellite’s control processor, the same component that caused the loss of Solidaridad 1 and other Boeing satellites. An uninsured loss of the satellite could have a material adverse effect on Satmex’s results of operations and financial condition.

      Revenues for Satmex were $19 million for both the three months ended September 30, 2003 and 2002 and $59 million and $62 million for the nine months ended September 30, 2003 and 2002, respectively. Operating loss was $2 million and $1 million for the three months ended September 30, 2003 and 2002, respectively and $4 million and $1 million for the nine months ended September 30, 2003 and 2002, respectively.

XTAR

      XTAR, L.L.C. (“XTAR”), a joint venture between Loral and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”), a consortium comprised of leading Spanish telecommunications companies, including Hispasat, S.A., and agencies of the Spanish government, plans to construct and launch an X-band satellite to provide X-band services to government users in the United States and Spain, as well as other friendly and allied nations. XTAR is owned 56% by Loral (accounted for under the equity method since the Company does not control certain significant operating decisions) and 44% by Hisdesat. In addition, XTAR has agreed to lease certain transponders on the Spainsat satellite, which is being constructed by SS/L for Hisdesat. As of September 30, 2003, the partners in proportion to their respective ownership interests have contributed $55 million to XTAR.

      Due to uncertainties regarding XTAR’s ability to raise funds necessary to complete and launch its satellite, Loral stopped recognizing revenues and profits associated with the construction of the satellite as of April 1, 2003, and has treated the unpaid costs incurred during the second and third quarters of 2003 associated with such satellite (aggregating $18 million) as an increase to Loral’s investment account balance. In October 2003, Loral and Hisdesat entered into an agreement (the “Contribution Agreement”) to contribute over time an additional $25.4 million and $20.0 million, respectively, into XTAR, such agreement to go into effect upon SS/L and Hisdesat reaching an agreement as to certain amendments to the satellite construction contract between XTAR and SS/L. Loral’s contribution will be effected through the cancellation of amounts owed under XTAR’s satellite construction contract with SS/ L while Hisdesat’s contribution will be made in cash. The proceeds from Hisdesat’s capital contributions will be largely used to fund the remaining amounts due under the satellite construction contract. In September 2003, XTAR entered into a Launch Services Agreement with Arianespace, S.A. providing for launch of its satellite on Arianespace’s return to flight launch vehicle. Arianespace has agreed to provide a one-year loan for a portion of the launch price, which loan is secured by certain of XTAR’s assets, including the satellite, ground equipment and rights to the orbital slot. The remainder of the launch price consists of a revenue-based fee to be paid over time following commencement of operations by XTAR. While the cost of satellite construction and launch have been addressed by the above two transactions, XTAR still requires additional funds to insure its satellite and fund its operations. XTAR is seeking such funds through vendor and other third-party financings. If XTAR is unable to raise such funds, the Company’s investment in XTAR of $38 million at September 30, 2003, and any additional investment effected as a result of the Contribution Agreement, would be adversely affected. Moreover, if XTAR is unable to repay the Arianespace loan when due, Arianespace will have the right to foreclose on the XTAR assets pledged as collateral, which will also adversely affect the Company’s investment in XTAR.

Globalstar and GTL

      The Company accounts for its investment in Globalstar on the equity method due to its inability to control significant operating decisions at Globalstar. In 2000, Loral’s allocated share of Globalstar’s losses and Globalstar’s impairment charges reduced Loral’s investment in and advances to Globalstar to zero (see below). Accordingly, there is no longer any requirement for Loral to provide for its allocated share of Globalstar’s net losses subsequent to December 31, 2000. The Company accounts for its investment in Globalstar’s $500 million credit facility at fair value, with changes in the value (net of tax) recorded as a component of other comprehensive loss (see Note 8 to the condensed consolidated financial statements). The Company recorded unrealized gains after taxes as a component of other comprehensive loss of $18 million for the nine months ended September 30, 2003, in connection with this security.

      On February 15, 2002, Globalstar and certain of its direct subsidiaries filed voluntary bankruptcy petitions under Chapter 11 of Title 11, United States Code in the United States Bankruptcy Court for the District of Delaware (the “Court”). In connection therewith, Loral/ Qualcomm Satellite Services, L.P., the managing general partner of Globalstar, its general partner, Loral/ Qualcomm Partnership, L.P. (“LQP”), and certain of

Loral’s subsidiaries that serve as general partners of LQP also filed voluntary bankruptcy petitions with the Court. As a result of Globalstar’s bankruptcy petition, several of Globalstar’s debt facilities and other debt obligations have been accelerated and are immediately due and payable. Subcontractors have assumed $70 million of vendor financing that SS/ L has provided to Globalstar at September 30, 2003, which includes $47 million which is non-recourse to SS/ L in the event of non-payment by Globalstar due to bankruptcy and is included in long-term liabilities in Loral’s condensed consolidated balance sheets.

      On April 8, 2003, Loral signed a settlement and release agreement with Globalstar and Globalstar’s official creditors committee to resolve certain issues related to Globalstar and Globalstar’s restructuring (the “Settlement”). The Settlement was approved on April 14, 2003 by the Court and closed on July 10, 2003. Among other things, the Settlement provided that Globalstar grants to Loral, subject to certain conditions, a general release of all claims Globalstar might have against Loral; approximately 50% of Loral’s unsecured claims against Globalstar are allowed, or approximately $438 million; and the debt owed to Globalstar by three foreign service providers, in which Loral has a substantial equity interest (Globalstar do Brasil, Globalstar de Mexico and GlobalTel), of an aggregate of $5.5 million has been set off against amounts otherwise due to Loral from the Globalstar Canadian service providers. In consideration, Loral has transferred to Globalstar eight spare satellites ordered by Globalstar but not fully paid for; certain agreements relating to a joint venture in which Loral is a participant and that provided the joint venture with exclusivity in marketing certain Globalstar services in the U.S. have been terminated, with a new joint venture formed between Globalstar (75%) and Loral (25%), which is under the management and control of Globalstar, to be the exclusive reseller of Globalstar encrypted, end-to-end services to certain governmental agencies in the U.S. and non-exclusively to other customers in the U.S.; the FCC license authorizing the Globalstar service, which in any event was being held by a joint venture in which Loral is a participant for the exclusive benefit of Globalstar, will be transferred to Globalstar; Loral’s equity interest in the Globalstar Canadian service providers has been transferred to Globalstar; a $11.5 million obligation of the Canadian service providers owed to Loral has been reduced by $5.5 million (described above) and the remaining debt obligation has been converted from a demand note into two five-year term notes of $4.4 million and $1.6 million, respectively; Loral’s unsecured claims against Globalstar will be reduced by approximately 50% or approximately $438 million when Globalstar emerges from bankruptcy; the unused prepayment ($2,260,000) on a Globalstar contract under which there is a stop work order has been returned to Globalstar by Loral; a $250,000 termination fee that may come due under that contract has been waived; Loral will cooperate toward a reorganization of Globalstar; and the Loral employees on Globalstar’s management committee have resigned. Loral does not expect any material impact on its results of operations or financial position as a result of this Settlement.

      One of Globalstar’s creditors filed with the Globalstar Court on April 24, 2003 a motion seeking reconsideration by the Globalstar Court of the Globalstar Court’s approval of the Settlement. The Globalstar Court denied this motion for reconsideration on May 30, 2003, and, on June 9, 2003, the creditor filed a notice of appeal of the Globalstar Court’s order approving the Settlement. Although the Company believes that the appeal, which is currently pending, is without merit, no assurance can be given in this regard or as to what relief, if any, might be granted in the event the appeal were to be successful.

      On April 28, 2003, Globalstar and ICO Global Communications (Holdings) Limited (“ICO”) received Court approval for ICO to acquire a majority interest in a reorganized Globalstar. The Court approved the sale of Globalstar’s assets to a new company to be controlled by ICO in exchange for an investment of $55 million for which ICO would have received a 54% equity stake in the new operating company. Globalstar’s transaction with ICO was subject to a number of material closing conditions, and, in October 2003, ICO informed Globalstar that it had determined that certain of the conditions were unlikely to be satisfied, and, accordingly, the transaction was unlikely to close. Globalstar is now in the process of seeking other investors to purchase its assets and has had discussions with several parties including Thermo Capital Partners and the New Valley Group both of whom had previously made proposals to enter into a transaction with Globalstar. In filings with the Court, Globalstar has described its current bidding process, and has stated that, if it is unable to find another investor by November 20, 2003, it will commence an orderly liquidation on November 21, 2003. There can be no assurance that Globalstar will be successful in finding one or more other investors, that Globalstar and its creditors will be able to reach an agreement with any interested investors, that any proposed plan of reorganization for Globalstar will be approved by the Court, that Globalstar will be successfully reorganized or, if successfully reorganized, what percentage of the new Globalstar Loral will receive, if any.

      As of September 30, 2003, the Company’s investment in Globalstar related activities was $38 million, representing the fair value of its investment in Globalstar’s $500 million credit facility, which was based on the trading values of Globalstar’s public debt at September 30, 2003. If Globalstar were unable to effectuate a successful restructuring, the Company’s remaining investment in Globalstar’s $500 million credit facility would be impaired, which, as discussed above, would have no effect on the Company’s results of operations. Loral’s investment in the operations of those Globalstar service provider ventures in which it participates as an equity owner was zero in the first nine months of 2003. Globalstar service providers own and operate gateways, are licensed to provide services and, through their sales and marketing organizations, are actively selling Globalstar service, in their respective territories.

Europe*Star

      In the fourth quarter of 2002, the Company’s investment in Europe*Star was reduced to zero. Accordingly, there is no longer any requirement for Loral to provide for its allocated share of Europe*Star’s net losses subsequent to December 31, 2002. In addition, pursuant to the master settlement agreement with Alcatel, on June 30, 2003, Loral transferred to Alcatel its minority interest in Europe*Star (see Commitments and Contingencies). Accordingly, Loral does not have access to any financial information of Europe*Star subsequent to June 30, 2003.

Contractual Obligations

      Contractual obligations as previously disclosed in the Company’s Latest Annual Report on Form 10-K have not materially changed. However, as a result of the Company’s Chapter 11 filing, debt obligations of approximately $2.2 billion have been accelerated or are subject to acceleration.

      Upon filing Chapter 11, SS/ L’s hedges with counterparties (primarily yen denominated forward contracts) were cancelled leaving SS/ L vulnerable to foreign currency fluctuations in the future. The inability to enter into forward contracts exposes SS/ L’s future revenues, costs and cash associated with anticipated yen denominated receipts and payments to currency fluctuations. As of September 30, 2003, SS/ L had the following amounts denominated in Japanese Yen that were unhedged (in millions):

	Japanese Yen	U.S. $

Future revenues	¥3,283	$29.6
Future expenditures	1,193	10.8
Contracts-in-process (unbilled receivables)	2,272	20.5

Commitments and Contingencies

      SS/ L has deferred revenue for performance warranty obligations relating to satellites sold to customers which could be impacted by future performance. SS/ L accounts for satellite performance warranties in accordance with the product warranty provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others (“FIN 45”), which requires disclosure, but not initial recognition and measurement, of performance guarantees. SS/ L estimates the deferred revenue for its warranty obligation based on historical satellite performance. Management periodically reviews and adjusts the deferred revenue for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for the nine months ended September 30, 2003 is as follows (in millions):

Balance of deferred amounts at January 1, 2003.	$14.1
Accruals for deferred amounts issued during the period	—
Accruals relating to pre-existing contracts (including
changes in estimates)	1.8

Balance of deferred amounts at September 30, 2003.	$15.9

      Loral Skynet has in the past entered into prepaid leases, sales contracts and other arrangements relating to transponders on its satellites. Under the terms of these agreements, Loral Skynet continues to operate the satellites which carry the transponders and originally provided for a warranty for a period of 10 to 14 years, in the case of sales contracts and other arrangements (19 transponders), and the lease term, in the case of the prepaid leases (six transponders). Depending on the contract, Loral Skynet may be required to replace transponders which do not meet operating specifications. Substantially all customers are entitled to a refund equal to the reimbursement value if there is no replacement, which is normally covered by insurance. In the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer. In the case of other arrangements, in the event of transponder failure where replacement capacity is not available on the satellite, one customer is not entitled to reimbursement, and the other customer’s reimbursement value is based on contractually prescribed amounts that decline over time. As a result of the Telstar 4 failure, during the third quarter 2003 Loral Skynet established warranty liabilities of $11 million for previously sold transponders to customers who were restored and who were not restored (three transponders) on other Loral satellites (See Note 2).

      Fourteen of the satellites built by SS/ L and launched since 1997, seven of which are owned and operated by Loral’s subsidiaries or affiliates, have experienced minor losses of power from their solar arrays. Although to date, neither the Company nor any of the customers using the affected satellites have experienced any degradation in performance, there can be no assurance that one or more of the affected satellites will not experience additional power loss that could result in performance degradation, including loss of transponder capacity or reduction in power transmitted. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred and the number and type of use being made of transponders then in service. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities of the remaining transponders. In the case of one satellite, Loral Skynet has removed one transponder from service in order to maintain proper power balance for the remaining transponders, none of which have been degraded in performance as a result of the power loss. A complete or partial loss of satellites could result in a loss of orbital incentive payments and, in the case of satellites owned by Loral subsidiaries and affiliates, a loss of revenues and profits. With respect to satellites under construction and construction of new satellites, based on its investigation of the matter, SS/ L has identified and has implemented remediation measures that SS/ L believes will prevent newly launched satellites from experiencing similar anomalies. SS/ L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, the Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

      In September 2001, the PAS 7 satellite built by SS/ L for PanAmSat experienced an electrical power failure on its solar arrays that resulted in the loss of use of certain transponders on the satellite. Also, the PAS 8 satellite has experienced minor losses of power from its solar arrays, the cause of which is unrelated to the loss of power on the PAS 7 satellite. On June 30, 2003, PanAmSat commenced an arbitration claiming that under its contract with SS/ L it is entitled to $23.7 million as a result of these losses. As a result of SS/ L’s Chapter 11 filing, this arbitration is subject to the automatic stay and further proceedings in the matter have been suspended. See Part II, Item 1, Legal Proceedings. In addition, a Loral Skynet satellite has experienced a minor loss of power from its solar arrays, the cause of which may be similar to the cause of the PAS 7 anomaly. SS/ L believes, however, that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, SS/ L does not believe that these anomalies will affect other on-orbit satellites built by SS/ L.

      SS/ L has contracted to build a spot beam, Ka-band satellite for a customer planning to offer broadband data services directly to the consumer. SS/ L had suspended work on this program since December 2001 while the customer and SS/ L were in discussions to resolve a dispute under the contract. In March 2003, SS/ L and the customer reached an agreement in principle to restart the satellite construction program, and in June 2003, SS/ L and the customer executed a definitive agreement. As of September 30, 2003, SS/ L had billed and unbilled accounts receivable and vendor financing arrangements of $53 million (including accrued interest of $8 million) with this customer. Under the agreement, the customer will pay the remainder of the purchase price under the contract of $68.1 million plus accrued interest (including $53 million owed to SS/ L at September 30, 2003) in installments over time, a portion of which will be due subsequent to completion of the satellite.

      SS/ L was a party to an Operational Agreement with Alcatel Space Industries, pursuant to which the parties had agreed to cooperate on certain satellite programs, and an Alliance Agreement with Alcatel Space (together with Alcatel Space Industries, “Alcatel”), pursuant to which Alcatel had certain rights with respect to SS/ L. The agreements between Alcatel and SS/ L were terminable on one year’s notice, and, on February 22, 2001, Loral gave notice to Alcatel that they would expire on February 22, 2002. In April 2001, Alcatel commenced an arbitration proceeding challenging the effectiveness of Loral’s notice of termination and asserting various alleged breaches of the agreements by SS/ L relating to the exchange of information and other procedural or administrative matters. In February 2002, the arbitral tribunal issued a partial decision, which upheld the validity of Loral’s termination effective February 22, 2002 and Alcatel’s claims as to certain breaches. The partial decision was confirmed by the District Court for the Southern District of New York on June 25, 2002. The arbitral tribunal provided both parties with an opportunity to file any additional claims or counterclaims they had. In March 2002, Alcatel submitted additional claims against Loral and SS/ L and sought at least $350 million in damages in respect of all of its claims. On January 27, 2003, Loral and SS/ L received from the arbitral tribunal a partial decision on the additional claims and counterclaims. The arbitral tribunal ruled in favor of Alcatel on most of its claims alleging breaches of the Operational Agreement or Alliance Agreement and ruled against Loral and SS/ L on the counterclaims. The arbitral tribunal deferred, pending additional submissions and hearings, a determination whether any of the breaches caused Alcatel to suffer injury and a determination of the amount of damages, if any.

      On June 30, 2003, Loral, SS/ L and Alcatel entered into a master settlement agreement in settlement of all claims among the parties. Pursuant to the master settlement agreement, Loral paid Alcatel $5 million and agreed to pay an additional $8 million within one year, resulting in a charge to operations of $13 million. In addition, Alcatel transferred to Loral its minority interest in CyberStar, L.P., and Loral transferred to Alcatel its minority interests in Europe*Star and SkyBridge Limited Partnership that Loral had previously written off. As a result of receiving Alcatel’s minority interest in CyberStar, L.P., Loral recognized an extraordinary gain of $14 million, which represents the minority interest liability in excess of the fair value of the acquired net assets. Under the terms of the agreement, the arbitration and a related court proceeding to confirm the arbitral tribunal’s January partial award were suspended, with termination to occur on the date of confirmation of a plan of reorganization or a liquidation, provided that if any action is commenced in the Chapter 11 Cases seeking the repayment, disgorgement or turnover of the transfers made in connection with the agreement, the arbitration and related court confirmation proceeding would not be terminated until such repayment, disgorgement or turnover action had been dismissed. The master settlement agreement also provides that Alcatel is entitled to reinstate the arbitration if it is required by judicial order to repay, disgorge or turn over the consideration paid to it under the agreement in the context of the Chapter 11 Cases.

      SS/ L is required to obtain licenses and enter into technical assistance agreements, presently under the jurisdiction of the State Department, in connection with the export of satellites and related equipment, as well as disclosure of technical data to foreign persons. Due to the relationship between launch technology and missile technology, the U.S. government has limited, and is likely in the future to limit, launches from China and other foreign countries. Delays in obtaining the necessary licenses and technical assistance agreements have in the past resulted in, and may in the future result in, the delay of SS/ L’s performance on its contracts, which could result in the cancellation of contracts by its customers, the incurrence of penalties or the loss of incentive payments under these contracts.

      The launch of ChinaSat-8 has been delayed pending SS/ L’s obtaining the approvals required for the launch. On December 23, 1998, the Office of Defense Trade Controls, or ODTC, of the U.S. Department of State temporarily suspended a previously approved technical assistance agreement under which SS/ L had been preparing for the launch of the ChinaSat-8 satellite. In addition, SS/ L was required to re-apply for new export licenses from the State Department to permit the launch of ChinaSat-8 on a Long March launch vehicle when the old export licenses issued by the Commerce Department, the agency that previously had jurisdiction over satellite licensing, expired in March 2000. On January 4, 2001, the ODTC, while not rejecting these license applications, notified SS/ L that they were being returned without action. On January 9, 2002, Loral, SS/ L and the U.S. Department of State entered into a consent agreement (the “Consent Agreement”) settling and disposing of all civil charges, penalties and sanctions associated with alleged violations by SS/ L of the Arms Export Control Act and its implementing regulations. The Company recorded a $12 million charge in 2001 for the penalties associated with the Consent Agreement. The Consent Agreement provides that the State Department agrees, assuming the Company’s and SS/ L’s faithful adherence to the terms of the Consent Agreement, and the Arms Export Control Act and its implementing regulations, that decisions concerning export licenses for the ChinaSat-8 spacecraft will be made on the basis of the security and foreign policy interests of the United States, including matters relating to U.S. relations with the People’s Republic of China, without reference to the State Department’s previously expressed concerns regarding SS/ L’s reliability, which concerns are considered to be appropriately mitigated through the operation of various provisions of the Consent Agreement. Discussions between SS/ L and the State Department regarding SS/ L’s obtaining the approvals required for the launch of ChinaSat-8 are continuing.

      If ChinaSat were to terminate its contract with SS/ L for ChinaSat-8 as a result of these delays, ChinaSat may seek a refund of $134 million for payments made to SS/ L as well as penalties of up to $11 million. The Company does not believe that ChinaSat is entitled to such a refund or penalties and would vigorously contest any such claims by ChinaSat. A portion of the potential claim relates to amounts that were paid to a launch vehicle provider. To the extent that SS/ L or ChinaSat is able to recover some or all of the $52 million deposit payment on the Chinese launch vehicle, this recovery would reduce the amount of any claim. SS/ L believes that ChinaSat bears the risk of loss in the event that the deposit payments are not refunded by the launch vehicle provider. SS/ L has commenced discussions with the launch vehicle provider to recover this deposit. There can be no assurance, however, that SS/ L will be able either to obtain a refund from the launch provider or to find a replacement customer for the Chinese launch vehicle. If ChinaSat were to terminate the contract, SS/ L estimates that it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer, which resale cannot be guaranteed.

      Sirius, a customer of SS/ L, is currently in the process of rolling out its business. On March 7, 2003, Sirius completed its recapitalization plan and received $200 million in cash from third party investors and exchanged approximately $636 million of its debt and all of its $525 million of preferred stock into common stock. As part of this recapitalization, SS/ L converted all of its vendor financing receivables of approximately $76 million into 58,964,981 shares of common stock of Sirius. For the nine months ended September 30, 2003, SS/ L realized net proceeds of $46 million from the sale of all of the shares of Sirius common stock that it received in the recapitalization, and realized gains on such sales of $18 million. At December 31, 2002, the receivables from Sirius were classified as short-term vendor financing receivables. In the first quarter of 2003, SS/ L recorded a charge on the vendor financing receivables due from Sirius of $10 million, representing the difference between the carrying value of SS/ L’s receivables of $38 million, and the value of the common shares received by SS/ L based on the trading price of Sirius’s common stock on March 7, 2003 of $28 million.

      SS/ L has entered into several long-term launch services agreements with various launch providers to secure future launches for its customers, including Loral and its affiliates. SS/ L had launch services agreements with International Launch Services (“ILS”) which covered three launches. In November 2002, SS/ L terminated one of those future launches, which had a termination liability equal to SS/ L’s deposit of $5 million. Subsequently, SS/ L received a letter from ILS alleging SS/ L’s breach of the agreements, purporting to terminate all three launches and asserting a right to retain $42.5 million in deposits, without prejudice to any other legal claims or remedies. Despite ILS’s termination of all three launches, to protect its interest SS/ L also terminated a second launch, which had a termination liability equal to its deposit of $5 million, and SS/ L recognized a non-cash charge to earnings of $10 million in the fourth quarter of 2002 with respect to the two terminated launches. In June 2003, to protect its interest, SS/ L also terminated a third launch, which had a termination liability equal to $23.5 million, and SS/ L recognized a non-cash charge to earnings of $23.5 in the second quarter of 2003 with respect to this launch. SS/ L believes that ILS’s claims are without merit and intends to defend against them vigorously and to seek recovery of its deposits and termination liabilities. The Company does not believe that this matter will have a material adverse effect on its consolidated financial position and its results of operations, although no assurances can be provided.

      While the Company has in the past, consistent with industry practice and the requirements in the Company’s debt agreements, typically obtained in-orbit insurance for its satellites, the Company cannot guarantee that, upon a policy’s expiration, the Company will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. Five satellites owned by Loral Skynet and Loral Orion have the same solar array configuration as two other 1300-class satellites manufactured by SS/ L that have experienced solar array failures. SS/ L believes that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, the Company does not believe that these anomalies will affect these satellites. The insurance coverage for Telstar 10/ Apstar IIR, however, provides for coverage of losses due to solar array failures only in the event of a capacity loss of 80% or more. The Company believes that the insurers will require either exclusions of, or limitations on, coverage due to solar array failures in connection with renewals of insurance for the other four satellites in 2003 and 2004. An uninsured loss of a satellite would have a material adverse effect on the Company’s consolidated financial position and its results of operations. Moreover, the Company is required under the terms of its bank facilities and cash collateral order to use the insurance proceeds from any launch or in-orbit failure of a satellite owned by Loral SpaceCom or Loral Satellite to prepay the bank loans (see Sale of Assets and Bankruptcy filings), and as a result, these insurance proceeds would not be available to Loral to build a replacement for the lost satellite, which would result in an adverse effect on its future revenue. In addition, Loral Orion did not renew its in-orbit insurance policy on Telstar 11 due to the high cost of such insurance and the relative age of the satellite. A loss of the satellite would have a material adverse effect on the Company.

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

      On October 21, 2002, National Telecom of India Ltd. (“Natelco”) filed suit against Loral and Loral CyberStar in the United States District Court for the Southern District of New York. The suit relates to a joint venture agreement entered into in 1998 between Natelco and ONS Mauritius, Ltd., a Loral Orion subsidiary, the effectiveness of which was subject to express conditions precedent. In 1999, ONS Mauritius had notified Natelco that Natelco had failed to satisfy those conditions precedent. In Natelco’s amended complaint filed in March 2003, Natelco has alleged wrongful termination of the joint venture agreement, has asserted claims for breach of contract and fraud in the inducement and is seeking damages and expenses in the amount of $97 million. Loral believes that the claims are without merit and intends to vigorously defend against them. As a result of the commencement of the Chapter 11 Cases, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended. See Part II, Item 1, Legal Proceedings.

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

      Globalstar Related Matters. On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited (“GTL”) and Globalstar against GTL, Loral, Bernard L. Schwartz and other defendants were consolidated into one action titled In re: Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation, Loral and Bernard L. Schwartz alleging (a) that all defendants (except Loral) violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar’s business and prospects, (b) that defendants Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of Globalstar, (c) that defendants GTL and Mr. Schwartz are liable under Section 11 of the Securities Act of 1933 (the “Securities Act”) for untrue statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Loral and Mr. Schwartz are secondarily liable under Section 15 of the Securities Act for GTL’s primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related or affiliated therewith. Loral and Mr. Schwartz have filed a motion to dismiss the amended complaint in its entirety as to Loral and Mr. Schwartz, which motion is pending before the court. Loral believes that it has meritorious defenses to this class action lawsuit and intends to pursue them vigorously. As a result of the commencement of the Chapter 11 Cases, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended insofar as Loral is concerned but are proceeding as to the other defendants. See Part II, Item 1, Legal Proceedings.

      On March 2, 2002, the seven separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of common stock of Loral Space & Communications Ltd. (“Loral”) against Loral, Bernard L. Schwartz and Richard Townsend were consolidated into one action titled In re: Loral Space & Communications Ltd. Securities Litigation. On May 6, 2002, plaintiffs in the consolidated action filed a consolidated amended class action complaint alleging (a) that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Loral’s financial condition and its investment in Globalstar and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related or affiliated therewith. Loral and Messrs. Schwartz and Townsend have filed a motion to dismiss the complaint in its entirety. At oral argument on the motion on May 9, 2003, the Court indicated its intent to dismiss the complaint but gave the plaintiffs thirty days to amend their complaint to state a cause of action. In the interim, the Court denied the motion without prejudice to its renewal. On June 9, 2003, the plaintiffs filed an amended complaint alleging essentially the same claims as in the original amended complaint. As a result of the commencement of the Chapter 11 Cases, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended, insofar as Loral is concerned but are proceeding as to the other defendants who served a motion to dismiss the amended complaint on July 31, 2003. See Part II, Item 1, Legal Proceedings.

      In addition, the primary insurer under Loral’s directors and officers liability insurance policy has denied coverage for the case filed by Loral shareholders under the policy and, on March 24, 2003, filed a lawsuit in the Supreme Court of New York county seeking a declaratory judgment upholding their coverage position. In May 2003, Loral and the other defendants served their answer and filed counterclaims seeking a declaration that the insurer is obligated to provide coverage and damages for breach of contract and the implied covenant of good faith. In May 2003, Loral and the other defendants also filed a third party complaint against the excess insurers seeking a declaration that they are obligated to provide coverage. Loral believes that the insurers have wrongfully denied coverage and intends to defend against the denial vigorously. As a result of the commencement of the Chapter 11 Cases, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended insofar as Loral is concerned but are proceeding as to the other defendants. See Part II, Item 1, Legal Proceedings.

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

Accounting Pronouncements

SFAS 142

      On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. SFAS 142 also changed the evaluation criteria for testing goodwill for impairment from an undiscounted cash flow approach, which was previously utilized under the guidance in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS 121”) and Accounting Principles Board Opinion No. 17, Intangible Assets (“APB 17”), to a test based on fair value. Fair value is determined by the amount at which an asset or liability could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and must be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value must be based on the best information available, including prices for similar assets and liabilities and the results of using other valuation techniques, such as public company trading multiples, future discounted cash flows and merger and acquisition transaction multiples.

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

      The charge is the result of a change in the evaluation criteria for goodwill from an undiscounted cash flow approach, which was previously utilized under the guidance in SFAS 121 and APB 17, to the fair value approach which is stipulated in SFAS 142.

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

FIN 45

      In November 2002, the FASB issued FIN 45 which elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements were effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of 2002. The Company adopted the recognition provisions of FIN 45 on January 1, 2003 and determined that there was no effect on its consolidated financial position or results of operations.

FIN 46

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will be applied by Loral as of December 31, 2003. The Company is currently evaluating the provisions of FIN 46.

SFAS 149

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, except for certain provisions that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters prior to June 15, 2003. Management determined that the adoption of SFAS 149 did not have an impact on its consolidated financial position or results of operations.

SFAS 150

      In May 2003, the FASB issued SFAS 150 which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. As a result of the Company’s adoption of SFAS 150 on July 1, 2003, the Company reclassified its preferred stock to liabilities and increased the recorded values to their redemption values (with an offsetting increase to other assets) and recorded a cumulative effect of accounting change of $2 million, which represents the amortization of expenses incurred on the issuance of the securities from their issuance dates through June 30, 2003, that were not previously amortized.

EITF 00-21

      In November 2002, the Emerging Issues Task Force of the FASB (“EITF”) reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. EITF 00-21 applies to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of accounting change in the statement of operations. Management determined that the adoption of EITF 00-21 did not have a significant impact on its consolidated financial position or results of operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Upon filing Chapter 11, SS/L’s hedges with counterparties (primarily yen denominated forward contracts) were cancelled leaving SS/L vulnerable to foreign currency fluctuations in the future. The inability to enter into forward contracts exposes SS/L’s future revenues, costs and cash associated with anticipated yen denominated receipts and payments to currency fluctuations. As of September 30, 2003, SS/L had the following amounts denominated in Japanese Yen that were unhedged (in millions):

	Japanese Yen	U.S. $

Future revenues	¥3,283	$29.6
Future expenditures	1,193	10.8
Contracts-in-process (unbilled receivables)	2,272	20.5

Item 4.	Disclosure Controls and Procedures

      (a) Disclosure controls and procedures. Loral’s chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of September 30, 2003 have concluded that as of September 30, 2003, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

      (b) Internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2003, that have materially effected or are reasonably likely to materially effect the Company’s control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

      Loral and certain of its subsidiaries (the “Debtor Subsidiaries”) filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on July 15, 2003 in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Loral and its Debtor Subsidiaries continue to manage their properties and operate their businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code.

      Also on July 15, 2003, Loral and one of its Bermuda subsidiaries (the “Bermuda Group”) filed parallel insolvency proceedings in the Supreme Court of Bermuda (the “Bermuda Court”). On such date, the Bermuda Court entered an order appointing Philip Wallace, Chris Laverty and Michael Morrison, partners of KPMG, as Joint Provisional Liquidators (“JPLs”) in respect of the Bermuda Group. The Bermuda Court granted the JPLs the power to oversee the continuation and reorganization of these companies’ businesses under the control of their boards of directors and under the supervision of the U.S. Bankruptcy Court and the Bermuda Court. The JPLs have not audited the contents of this report.

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

      See Note 14 to the condensed consolidated financial statements.

Item 3.	Defaults Upon Senior Securities

      (a) On July 15, 2003, Loral and the Debtor Subsidiaries filed voluntary petitions for reorganization under the Bankruptcy Code in the Bankruptcy Court (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)). As a result of Loral’s and the Debtor Subsidiaries’ voluntary petitions for reorganization, Loral’s prepetition debt obligations (aggregating approximately $2.1 billion at September 30, 2003) have been accelerated and are immediately due and Loral’s other prepetition debt obligations of $93 million at September 30, 2003 are subject to acceleration (see Note 10 to the condensed consolidated financial statements). On July 15, 2003, Loral failed to make interest payments of $16.6 million on its 9.50% Senior Notes due 2006, and Loral Orion failed to make interest payments of $30.6 million on its 10% Senior Notes due 2006, $2.1 million on its 11.25% Senior Notes due 2007 and $3.1 million on its 12.50% Senior Notes due 2007.

      (b) In August 2002, Loral’s Board of Directors approved a plan to suspend indefinitely the future payment of dividends on its two series of preferred stock. Accordingly, Loral has deferred the payments of quarterly dividends due on its Series C Preferred Stock and the payments of quarterly dividends due on its

Series D Preferred Stock. Dividends on the two series continue to accrue. In the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the Series C Preferred Stock, subject to the applicable effects of the Chapter 11 Cases and Loral’s Bermuda insolvency proceedings, the terms of the Series C Preferred Stock provide that holders of the majority of the outstanding Series C Preferred Stock will be entitled to elect two additional members to Loral’s Board of Directors. In the event accrued and unpaid dividends accumulate to an amount equal to six consecutive quarterly dividends on the Series D Preferred Stock, subject to the applicable effects of the Chapter 11 Cases and Loral’s Bermuda insolvency proceedings, the terms of the Series D Preferred Stock provide that holders of the majority of the outstanding Series D Preferred will be entitled to elect two additional members to Loral’s Board of Directors. As of September 30, 2003, accrued and unpaid dividends of $13 million represented four quarterly dividend payments outstanding, which were accrued through July 14, 2003.

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

      The following exhibits are filed as part of this report:

      Exhibit 12 — Computation of Deficiency of Earnings to Cover Fixed Charges

      Exhibit 31.1 — Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 31.2 — Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.1 — Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.2 — Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

Date of Report		Description

July 2, 2003	Item 5 — Other Events Item 7 — Financial Statements, Pro Forma Financial Information and Exhibits	Amendment of Loral SpaceCom Corporation’s Credit Agreement and Press Releases on Loral’s Alcatel settlement and Intelsat orbital sale
July 23, 2003	Item 3 — Bankruptcy or Receivership Item 5 — Other Events and Regulation FD Disclosure Item 7 — Financial Statements and Exhibits	Asset Purchase Agreement with Intelsat; Voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code; and Insolvency proceeding in the Supreme Court of Bermuda
August 19, 2003	Item 7 — Financial Statements, Pro Forma Financial Information and Exhibits Item 12 — Results of Operations and Financial Condition	Second Quarter 2003 earnings release
September 23, 2003	Item 5 — Other Events Item 7 — Financial Statements, Pro Forma Financial Information and Exhibits	Telstar 4 satellite ceases operations and deemed a total loss

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LORAL SPACE & COMMUNICATIONS LTD.

Registrant

/s/ RICHARD J. TOWNSEND

Richard J. Townsend
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
and Registrant’s Authorized Officer

Date: November 14, 2003

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