Form 10-K
period 2003-12-31
LORAL SPACE & COMMUNICATIONS LTD
filed 2004-03-15
CIK 1006269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Commission file number 1-14180

LORAL SPACE & COMMUNICATIONS LTD.

c/o Loral SpaceCom Corporation

600 Third Avenue
New York, New York 10016
Telephone: (212) 697-1105

Jurisdiction of incorporation: Bermuda

IRS identification number: 13-3867424

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common stock, $.10 par value	None

      The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      Yes ☒     No ☐

      The aggregate market value of the common shares held by non-affiliates of the registrant, based upon the closing sale price of the common shares on June 30, 2003, as reported on the New York Stock Exchange was approximately $133 million.

      At March 1, 2004, 44,125,202 common shares were outstanding.

PART I
Item 1. Business
THE COMPANY
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Disclosure Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
INDEX TO EXHIBITS
SIGNATURES
AMENDMENT 4 TO ASSET PURCHASE AGREEMENT
MEMORANDUM OF INCREASE OF SHARE CAPITAL
FOUTH AMENDED AND RESTATED BYE-LAWS
CASH COLLATERAL ORDER
CONFORMED AS AMENDED APSTAR V SATELLITE AGREEMENT
CONSENT ORDER
CONSENT ORDER
CHANGE-IN-CONTROL SEVERANCE AGREEMENT
STATEMENT RE: COMPUTATION OF RATIOS
CODE OF CONDUCT
LIST OF SUBSIDIARIES
CONSENT OF DELOITTE & TOUCHE LLP
CERTIFICATION OF CEO
CERTIFICATION OF CFO
CERTIFICATION OF CEO
CERTIFICATION OF CFO

PART I

Item 1.	Business

THE COMPANY

Overview

      Loral Space & Communications Ltd., together with our subsidiaries (“Loral”, the “Company”, “we”, “our” and “us”), is a leading satellite communications company. We own and operate a fleet of telecommunications satellites, manage a global network that integrates our satellites with terrestrial facilities and have the rights to numerous well-positioned orbital slots. Managed by our Loral Skynet division, the fleet provides satellite capacity and platforms for use by television and cable networks to broadcast video programming, and by communication service providers, resellers, corporate and government customers for broadband data transmission, Internet services and other value-added communications services. Our subsidiary, Space Systems/ Loral, Inc. (“SS/ L”), is one of the world’s largest designers and manufacturers of satellites and satellite systems for commercial and government applications including satellite services, television broadcasting, direct-to-home (DTH) television services, broadband communications, military communications, wireless telephony, digital satellite radio, weather monitoring and air traffic management. (See “Segment Overview” below for further details on each of our businesses.)

      On July 15, 2003, Loral and certain of our subsidiaries (the “Debtor Subsidiaries”, and collectively with Loral, the “Debtors”) filed voluntary petitions for reorganization under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD), collectively, the “Chapter 11 Cases”). The Debtors include, among others, Loral Space & Communications Corporation, Loral SpaceCom Corporation (“Loral SpaceCom”), Loral Satellite, Inc. (“Loral Satellite”), SS/ L and Loral Orion, Inc. (“Loral Orion”). We continue to manage our properties and operate our businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code. (See “Bankruptcy Filings” below for further details.)

      Also on July 15, 2003, Loral Space & Communications Corporation, Loral SpaceCom and Loral Satellite (collectively, the “Sellers”) entered into a definitive agreement, as amended, (the “Asset Purchase Agreement”) to sell to Intelsat, Ltd. and certain of its affiliated companies (“Intelsat”), satellites serving the North American market. The transaction is expected to conclude by early April 2004. Loral expects to use the proceeds from the sale of the assets to repay its outstanding secured bank debt. On March 5, 2004, we and Intelsat entered into an amendment to the Asset Purchase Agreement, the effectiveness of which is subject to approval by the Bankruptcy Court and Intelsat’s bank lenders (See “Sale of Assets” below for further details).

      We plan to reorganize Loral around our remaining fleet of international satellites and our satellite manufacturing business.

      Loral was incorporated on January 12, 1996, as a Bermuda exempt company and has its registered and principal executive offices at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.

Bankruptcy Filings

      As previously stated, we filed for reorganization under Chapter 11 on July 15, 2003 and continue to operate as debtors in possession.

      Also on July 15, 2003, Loral and one of our Bermuda subsidiaries (the “Bermuda Group”) filed parallel insolvency proceedings in the Supreme Court of Bermuda (the “Bermuda Court”). On that date, the Bermuda Court entered an order appointing Philip Wallace, Chris Laverty and Michael Morrison, partners of KPMG, as Joint Provisional Liquidators (“JPLs”) in respect of the Bermuda Group. The Bermuda Court granted the JPLs the power to oversee the continuation and reorganization of these businesses under the control of their boards of directors and under the supervision of the U.S. Bankruptcy Court and the Bermuda Court. The JPLs have not audited the contents of this report.

      A creditors’ committee has been appointed in the Chapter 11 Cases to represent all unsecured creditors, including all holders of Loral’s and Loral Orion’s senior unsecured notes, and, in accordance with the provisions of the Bankruptcy Code, has the right to be heard on all matters that come before the Bankruptcy Court.

      As provided by the Bankruptcy Code, we had the exclusive right to submit our plan (or plans) of reorganization for 120 days from the date of the Chapter 11 filing. On November 12, 2003, the Bankruptcy Court extended this exclusive period for another 120 days. On March 16, 2004, a hearing will be held to consider a further extension of the exclusivity period. We have no assurance that this extension request will be granted. If we fail to file our plan of reorganization during the exclusive period, or if we file a plan of reorganization and the required number of creditors and equity holders do not approve our plan of reorganization within the required period, any party in interest may subsequently file its own plan of reorganization for Loral and its Debtor Subsidiaries.

      As a result of the commencement of the Chapter 11 Cases, the pursuit of all pending claims and litigation against the Debtors, arising prior to or relating to events which occurred prior to the Chapter 11 filing, is generally subject to an automatic stay under Section 362 of the Bankruptcy Code. Absent further order of the Bankruptcy Court, a party is generally prohibited from taking any action to recover any pre-petition claims, enforce any lien against or obtain possession of any property from the Debtors. In addition, pursuant to Section 365 of the Bankruptcy Code, the Debtors may reject or assume pre-petition executory contracts and unexpired leases. Parties whose contracts or leases are rejected may file claims with the Bankruptcy Court.

      As a result of our Chapter 11 filing, on July 15, 2003, the New York Stock Exchange (“NYSE”) suspended trading of Loral’s common stock and on September 2, 2003 removed our securities from listing and registration. Our common stock is being quoted under the ticker symbol LRLSQ on the Pink Sheets and on the Over-The-Counter Bulletin Board Service.

Sale of Assets

      As stated above, the Sellers agreed on July 15, 2003, to sell certain assets to Intelsat for $1 billion, subject to certain purchase price adjustments. These assets consisted of four satellites then in-orbit: Telstar 5, Telstar 6, Telstar 7 and Telstar 4 (which failed in September 2003); two satellites then under construction: Telstar 13 (which was successfully launched and placed into service on September 12, 2003) and Telstar 8, scheduled for launch in 2004; and certain related assets and liabilities. At the same time, Intelsat agreed to order a new satellite from SS/ L when the sale closes and, subject to obtaining a security interest in certain of our assets, agreed to make a $100 million down payment on that order. Proceeds of the sale will be used to pay off our secured bank debt.

      On March 5, 2004, as part of an arrangement to reach agreement with Intelsat on the satisfaction of certain closing conditions, we entered into an amendment to the Asset Purchase Agreement. Among other things, the amendment reduces the purchase price by $20 million (subject to further adjustment based on future events) to cover certain contingent liabilities relating to the transferred assets, reduces from $100 million to $50 million the deposit Intelsat is to make for its new satellite construction contract with SS/L, and provides for a dollar-for-dollar reduction in the price of this satellite if and to the extent the Telstar 4 insurance proceeds are less than $141 million. As part of this amendment, Intelsat agreed to pay SS/L $12.5 million in full settlement and satisfaction of all remaining obligations to make certain orbital payments to SS/ L under the construction contracts relating to the purchased satellites. The effectiveness of this amendment is subject to approval by the Bankruptcy Court and Intelsat’s bank lenders.

Segment Overview: Satellite Services

      We formed our satellite services business by acquiring assets from AT&T in March 1997 and Orion Network Services in 1998, and rapidly established Loral Skynet, which manages and operates our Satellite Services business, as one of the world’s leading satellite operators. We further grew our business through placing additional satellites in service and expanding our product offerings. Our satellites operate in geosynchronous earth orbit approximately 23,000 miles above the equator. In this orbit, satellites remain in a fixed position relative to points on the earth’s surface. They provide reliable, high-bandwidth services anywhere in their coverage areas and serve as the backbone for many forms of telecommunications.

      Customers lease transponder capacity for distribution of network and cable television programming, for direct-to-home (“DTH”) video transmission and for live video feeds from breaking news and sporting events and broadband data distribution. Increasingly, satellites are being used for international communications using Internet Protocol (IP)-based technologies, for high-speed data services for businesses through very small aperture terminal (VSAT) networks, and for distance learning and educational television. Skynet operates in a highly competitive market with other well-established satellite operators including PanAmSat, Intelsat, SES Global, Eutelsat and New Skies. While we also compete with fiber optic cable and other terrestrial delivery systems, satellites are considerably more efficient for certain applications, such as broadcast or point-to-multipoint transmission of video and data. For point-to-point applications, however, fiber may cost less, so satellites compete on the basis of superior reliability, or serve as a back-up service. Satellites also better serve areas with inadequate terrestrial infrastructures, low-density populations or difficult geographic terrain.

      The satellite services market has been characterized in recent years by over-capacity, pricing pressure and increased competition from fiber. The downturn in the telecommunications sector led many existing Skynet customers, hampered by a slow-down in demand and lack of access to the capital markets, to postpone expansion plans. Similarly, several start-up companies that leased Skynet’s satellite capacity for the delivery of new applications failed to meet their business objectives. Following the closing of the Intelsat transaction, Skynet’s growth will rely on its ability to differentiate itself from the competition through its customized product offerings, its superior customer service and its successful marketing of available capacity on its international fleet, which is well positioned to serve regions of the world where demand is growing.

      When we use the term “Loral Skynet” and “Skynet” in this report, we are, unless the context provides otherwise, referring to our Satellite Services business, the assets (including satellites) of which are held in various companies including Loral SpaceCom, Loral Orion, Loral Satellite, Loral Skynet do Brasil, Ltda. (“Skynet do Brasil”), Loral Skynet Network Services, Inc. (formerly known as Loral Cyberstar, Inc., “Skynet Network Services”) and Cyberstar, LP (“Cyberstar”).

Transponder Leasing

      Loral Skynet’s heritage transponder leasing business provides a platform for the global distribution of television programming, video applications and data for large programmers and data service providers, including HBO, AT&T, Cable & Wireless, Singapore Telecom (SingTel), Univision, Telecom Italia, Connexion by BoeingSM and China Central TV.

      The following chart provides details on the satellites that will comprise Loral’s fleet after the sale to Intelsat.

Expected End
Satellite	Location	Frequency	Coverage	In Service Date	of Life

Telstar 10/ ApstarIIR	76.5°E.L.	C/ Ku-band	Asia and portions of Europe, portions of Africa and Australia	December 1997	September 2012

Telstar 11	37.5°W.L.	Ku-band	Europe, SE Canada, U.S. East of the Rockies and portions of Mexico	January 1995	June 2004(1)

Telstar 12	15°W.L.	Ku-band	Eastern U.S., SE Canada, Europe, Russia, Middle East, North Africa, portions of South and Central America	January 2000	June 2016

Telstar 14/ Estrela do Sul-1(2)	63°W.L.	Ku-band	Brazil and portions of Latin America, North America, Atlantic Ocean	March 2004	See footnote 2 below

Brazil 1T(2)	63°W.L.	Ku-band	Brazil, North America and North Atlantic	September 2000	February 2002

Telstar 18/ Apstar V(3)(5)	138°E.L.	C/ Ku-band	India, South East Asia, China, Australia and Hawaii	To be launched in 2004	TBD(7)

      The following chart provides details on the satellites to be sold to Intelsat.

Telstar 4(4)	89°W.L.	C/ Ku-band	U.S., Northern Mexico, Southern Canada	November 1995	September 2003

Telstar 5	97°W.L.	C/ Ku-band	U.S., Mexico, Canada, Northern and Central America	July 1997	June 2015

Telstar 6	93°W.L.	C/ Ku-band	U.S., Mexico, Southern Canada, Central America	April 1999	March 2017

Telstar 7	129°W.L.	C/ Ku-band	U.S., Mexico, Southern Canada, Northern and Central America	November 1999	October 2014

Telstar 8(5)	89°W.L.	C/ Ku/ Ka-band	U.S. and portions of South America	To be launched in 2004	TBD(7)

Telstar 13(6)	121°W.L.	C -band	North America, Central America, Puerto Rico and Hawaii	September 2003	August 2019

(1)	During the fourth quarter of 2003, we determined that Telstar 11 would go out of service in June 2004 which is earlier than its previously expected end of life of March 2005.

(2)	Brazil 1T is operating in inclined orbit and is not currently generating revenues. Its replacement, Estrela do Sul-1, was launched in January 2004, but failed to deploy its North solar array. The satellite is currently operating between 10 and 14 of its 41 transponders and has a life expectancy of three to six years. See Management’s Discussion and Analysis of Results of Operations and Financial Condition, Results by Operating Segment — Satellite Services.

(3)	Loral owns the Telstar 18/ Apstar V satellite and will initially lease 37 transponders on the satellite to an Asian satellite services company, in return for its funding a substantial portion of the project cost for Telstar 18.

(4)	In September 2003, Telstar 4 experienced a short-circuit of its primary power bus and ceased operations.

(5)	Our cash collateral order with our secured lenders imposes restrictions on our ability to incur capital expenditures.

(6)	Telstar 13, which is to be sold to Intelsat, is subject to a condosat arrangement: Loral owns the C-band payload on the satellite, consisting of 24 transponders, while EchoStar Communications Corporation owns the Ku- and Ka-band payload.

(7)	To be determined after launch and in-orbit testing.

Network Services

      We offer customers access services and transmission platforms that enable the rapid and reliable transport of content. Our hybrid satellite and ground-based network services solutions allow them to enter the market quickly and easily through a combination of applications that include broadband transport, bandwidth-on-demand, broadcast MCPC (multiple-carriers per channel) platforms, and teleport services. Skynet Network Services’ newest offering is SkyReachSM, a group of IP-based services that provides customers with secure private networks and high-speed Internet access using Skynet’s established satellite/fiber infrastructure. SkyReach can deliver a wide range of one-way and two-way IP services around the world.

      These services are currently provided through an integrated satellite and fiber network that interconnects with customer networks through points of presence in San Jose, California; Ashburn, Virginia; New York, New York and London, England and interconnects with satellite and VSAT services via teleports in Mount Jackson, Virginia, Hawaii and London.

Professional Services

      Our team of world-class network architects, engineers, program managers and satellite operations professionals, provides customized services tailored to unique customer requirements for deploying satellites and network services, including satellite operational services (TT&C), satellite construction oversight services, network architecture design, regulatory issue management and customized distribution solutions.

Satellite Services Performance

      The following information for Satellite Services includes amounts related to the satellites serving the North American market which we have agreed to sell to Intelsat. See Management’s Discussion and Analysis of Results of Operations and Financial Condition.

	For the years ending
	December 31,

	2003	2002	2001

	(in millions)
Total segment revenues	$296	$395	$464
Eliminations	(8)	(5)	(8)

Revenues from satellite services as reported	$288	$390	$456

Segment adjusted EBITDA before eliminations(1)	$141	$220	$263

(1)	See Consolidated Operating Results in Management’s Discussion and Analysis of Results of Operations and Financial Condition for the definition of Adjusted EBITDA.

      Total Satellite Services assets were $2.0 billion, $1.9 billion and $2.8 billion as of December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002, backlog was $1.3 billion and $1.4 billion, respectively, including intercompany backlog of $37 million in 2003 and $41 million in 2002.

Segment Overview: Satellite Manufacturing

      Space Systems/ Loral designs, manufactures and integrates satellites and space systems. SS/ L-built satellites have achieved over 1000 years of cumulative on-orbit experience over its 40-year history. SS/ L is a leading supplier of commercial telecommunications satellites, high-powered direct-to-home broadcast satellites, commercial weather satellites, digital audio radio satellites and innovative spot-beam satellites for data networking applications. SS/ L customers include some of the largest satellite service providers, such as Intelsat, DirecTV, EchoStar, Loral Skynet, PanAmSat, Optus, APT Satellite, SingTel, Shin Satellite and Japan’s Ministry of Transport and Civil Aviation Bureau.

      SS/ L has a history of technical innovation that includes the first three-axis spin stabilized satellites; bipropellant propulsion systems for commercial satellites that permit significant increases in the satellites’ payload and extend the satellites’ on-orbit lifetime; rechargeable nickel-hydrogen batteries; the use of advanced composites to significantly enhance satellite performance at lighter weights; and, as a result of these innovations, the first communications satellite with more than ten kilowatts of power. SS/ L was also the first satellite manufacturer to employ heat pipes to control heat transfer in commercial satellites, thereby providing a more benign temperature environment, increased reliability and high power. SS/ L also created the first multi-mission geostationary satellite and was one of the first U.S. companies to acquire space technology from Russia’s space industry, obtaining exclusive rights outside the former Eastern bloc to an electric propulsion subsystem that is five times more efficient than bipropellant propulsion systems.

      SS/ L offers a broad product line covering the vast majority of customer requirements for satellites with six to 20 kilowatts of power. The capacity offered on these satellites ranges from one to as many as 150 transponders.

      SS/ L competes principally on the basis of technical excellence, reliability and pricing with Boeing, Lockheed Martin, Alcatel Space, Astrium and Orbital Sciences. Historically, SS/ L has provided customers with satellites that significantly exceed their designed life expectancies. SS/ L’s continued success depends on its ability to perform on a cost-effective and timely basis. The commercial satellite industry is highly competitive. In recent years, a combination of on-orbit over-capacity and economic pressures profoundly diminished demand for satellites. After a period of nearly two years without being awarded a satellite contract, SS/ L received orders or authorizations to proceed on the construction of four satellites (including the expected Intelsat order) in late 2003. Total SS/ L assets were $362 million, $690 million and $1.2 billion as of December 31, 2003, 2002 and 2001, respectively. Backlog at December 31, 2003 and 2002 was $536 million (excluding approximately $240 million associated with the fourth quarter awards and authorizations to proceed, see Management’s Discussion and Analysis of Results of Operations and Financial Condition) and $763 million, respectively, including intercompany backlog of $145 million and $275 million, respectively.

Satellite Manufacturing Performance

	For the years ending
	December 31,

	2003	2002	2001

	(in millions)
Total segment revenues	$474	$853	$815
Eliminations	(229)	(145)	(201)

Revenues from satellite manufacturing as reported	$245	$708	$614

Segment adjusted EBITDA before eliminations(1)	$(159)	$(34)	$44

(1)	See Consolidated Operating Results in Management’s Discussion and Analysis of Results of Operations and Financial Condition for the definition of Adjusted EBITDA and for significant items that affect comparability between the periods presented.

Investment in Affiliates and Globalstar Joint Ventures

XTAR

      We own 56 percent of XTAR, L.L.C. (“XTAR”), a joint venture between Loral and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”). XTAR is accounted for under the equity method since we do not control certain significant operating decisions. XTAR is constructing and plans to launch an X-band satellite in 2004, to provide X-band services to government users in the United States and Spain, and to other friendly and allied nations. For more information on XTAR, see Management’s Discussion and Analysis of Results of Operations and Financial Condition and Note 7 to the consolidated financial statements.

Satmex

      We own 49 percent of Satelites Mexicanos, S.A. de C.V. (“Satmex”), a satellite communications company providing satellite services in Mexico and Latin America. Satmex has two satellites in operation and a third satellite, Satmex 6, scheduled for launch this year. Satmex is in default on its existing financing and has ceased paying interest on its unsecured debt. It will require additional liquidity to complete its business plan. During 2003, Loral wrote-off its remaining investment in Satmex. For more information on Satmex, see Note 7 to the consolidated financial statements.

Globalstar

      Globalstar, L.P. (“Globalstar”) owns and operates a satellite constellation that forms the backbone of a global telecommunications system (the “Globalstar System”). On February 15, 2002, Globalstar and certain of its direct subsidiaries filed voluntary bankruptcy petitions under Chapter 11. For further details, see Note 7 to the consolidated financial statements.

      On December 8, 2003, the bankruptcy court approved Globalstar’s plan which includes an investment of $43 million by Thermo Capital Partners, LLC (“Thermo”) and the creation of a new Globalstar company (“New Globalstar”). The effectiveness of Globalstar’s plan is subject to a number of material conditions. If Globalstar’s plan is effected, Loral’s ownership in New Globalstar is expected to be approximately 2.5 percent, which based on the Thermo transaction, is expected to have minimal value.

      Loral holds various indirect ownership interests in three foreign companies that currently serve as exclusive service providers for Globalstar service in Brazil, Mexico and Russia and an indirect ownership interest in a U.S.-based distributor that has the exclusive right to sell Globalstar services to certain agencies within the U.S. Government. Globalstar is currently renegotiating its service provider agreements with the various Globalstar service providers, and there can be no assurance that such agreements will be successfully negotiated.

      In 2000, we wrote-off $1.7 billion of investments in Globalstar leaving us with an investment balance of $3 million as of December 31, 2003. We do not currently intend to invest further in Globalstar or the service providers in which we continue to have an equity interest.

  REGULATION

Telecommunications Regulation

      As an operator of a privately owned global satellite system, we are subject to: the regulatory authority of the U.S. government; the regulatory authority of other countries in which we operate; and the frequency coordination process of the International Telecommunications Union (“ITU”). Our ability to provide satellite services in a particular country or region is subject also to the technical constraints of our satellites, international coordination, local regulatory approval and any limitation to those approvals.

U.S. Regulation

      The Federal Communications Commission (FCC) regulates our U.S.-licensed satellites as well as our non-U.S. licensed satellites authorized to operate in the U.S. We are subject to the FCC’s jurisdiction primarily for the licensing of satellites and earth stations, avoidance of interference with other radio stations and compliance with FCC rules. Violations of the FCC’s rules can result in various sanctions including fines, loss of authorizations, forfeiture of bonds, or the denial of new or renewal authorizations. We are not regulated as a common carrier and, therefore, are not subject to rate regulation or the obligation not to discriminate among customers. We must pay FCC filing fees in connection with our space station and earth station applications and annual fees to defray the FCC’s regulatory expenses. We must file annual status reports with the FCC and, to the extent Loral is deemed to be providing interstate/international telecommunications, we must contribute funds supporting universal service. Loral has petitioned the FCC for exemptions from having to pay certain of such fees and contributions. These petitions are under review by the FCC.

Authorization to Launch and Operate Satellites

      Pursuant to satellite licensing rules issued in 2003, the FCC grants satellite authorizations on a first-come, first-served basis to satellite operators that meet its legal and technical qualification requirements. The FCC often receives multiple applications to operate a satellite at a given orbital slot. There can be no assurance that our applications will be granted. Most satellite authorizations include specific construction and launch milestones; failure to meet them may result in license revocations. Under licensing rules, we must post a bond for up to $5,000,000 when we are granted a satellite authorization. The bond may be forfeited if we fail to meet any of the milestones for satellite construction, launch and commencement of operation. In accordance with the current licensing rules, the FCC will issue new satellite licenses for an initial fifteen-year term and will provide a licensee with an “expectancy” that a subsequent license will be granted for the replacement of an authorized satellite. At the end of a fifteen-year term, a satellite that has not been replaced, or that has been relocated to another orbital location following its replacement, may be allowed to continue operations for a limited period of time subject to certain restrictions.

      We have final FCC authorization for the following existing or planned satellites which operate or will operate in the C-band, the Ku-band, or both bands: Telstar 9 at 69° W.L., Telstar 11 at 37.5°W.L., Telstar 12 at 15° W.L. and Orion A at 47°W.L. In addition, we have final authorization to operate at the following orbital slots: Ka-band at 15° W.L., 67° W.L., 93° W.L., 115° W.L., 139° E.L., and 126.5° E.L. Certain of our authorizations are subject to pending petitions for reconsideration or review submitted to the FCC by third parties. The final FCC authorizations for certain of the satellites that are not yet in orbit also do not cover certain design changes or milestone extension requests that are the subject of pending modification applications. There can be no assurance that such design changes or milestone extensions will be granted by the FCC. The failure to obtain a milestone extension could result in the loss of the related FCC authorization. If we are unable to obtain FCC approval to implement its requested technical modifications for any particular authorization, we will be obligated to operate the related satellite in accordance with the original authorization. We also have an application pending before the FCC at 126° E.L. for use of the Ku-band. There can be no assurance that the FCC will grant this application.

      Under the FCC’s rules, an applicant may commence satellite construction prior to receiving an authorization to launch and operate, but must notify the FCC of its intention to do so. The applicant undertakes construction at its own risk. We may begin construction, but must recognize that the FCC may not grant the application, may not assign the satellite to its proposed orbital location, or otherwise may reduce or eliminate the value of the construction begun on the satellite.

          Scope of Services Authorized

      In 1996, the FCC largely eliminated the regulatory distinction between U.S. domestic satellites and U.S.-licensed international satellites. As a result, each of our FCC-licensed satellites may be used, to the extent technically feasible, to provide both U.S. domestic and international services.

          Coordination Requirements

      The FCC requires applicants to demonstrate that their proposed satellites would be compatible with the operations of adjacent satellites. Adjacent satellite operators must coordinate with one another to minimize frequency conflicts. The FCC reserves the right to require that an FCC-licensed satellite be relocated if it deems such a change to be in the public interest.

     Regulation by Non-U.S. National Telecommunications Authorities

      Foreign laws and regulatory practices governing the provision of satellite services to licensed entities and directly to end-users vary substantially from country to country. Some countries may require us to confirm that we have successfully completed technical consultation with other satellite service providers before offering services on a given satellite. In addition, we may be subject to varying communications and/or broadcasting laws with respect to our provision of international satellite services.

      Foreign laws and regulatory practices may be applied or changed in ways that may adversely affect our ability to operate or provide service. There are no guarantees that other countries will grant our applications to construct, launch, operate or provide service via satellites, or extend construction or launch milestones, or that we will be permitted to retain or renew our authorizations. As in the U.S., violations of other countries’ laws and rules may result in sanctions, fines, loss of authorizations or denial of applications for new or renewal authorizations. Application and other administrative fees may be required in other countries. License terms for non-U.S. authorizations held by Loral vary but generally authorize operation for at least the life of the satellite and include rights to operate a replacement satellite. Loral’s failure to operate or maintain operation of a satellite pursuant to a non-U.S. authorization may result in revocation.

      Many countries have liberalized their regulations for the provision of voice, data or video services. This trend should accelerate with the commitments by many World Trade Organization (“WTO”) members, in the context of the WTO Agreement on Basic Telecommunications Services, to open their satellite markets to competition. Other countries, however, have maintained strict monopoly regimes. In such markets, the provision of service from Loral and other U.S.-licensed satellites may be more complicated.

      In addition to the orbital slots licensed by the FCC, Loral has been assigned orbital slots by certain other countries. For example, we have been authorized to use numerous Ku- and Ka-band orbital slots by the Papua New Guinea government. In March 1999, the Brazilian telecommunications authority announced that Loral had won Brazil’s auction for its 63° W.L. Ku-band orbital slot. Telstar 14/ Estrela do Sul 1 is licensed by Brazil and is authorized to operate in the U.S. by the FCC. Pursuant to a lease, Loral operates all of the capacity (with the exception of one transponder) on the Telstar 10/ Apstar IIR C/ Ku-band satellite licensed by China and located at 76.5° E.L. We plan to operate the extended C- and Ku-band payload on Telstar 18/ Apstar V at 138° E.L. using licenses provided by China and Tonga, respectively.

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

      All of our satellite registrations are or will be subject to the ITU coordination process. There may be more than one ITU filing submitted for a particular orbital slot, or one adjacent to it, thus requiring coordination between or among the affected operators. Loral cannot guarantee successful frequency coordination for its satellites.

Additional ITU Filings

      In addition to the ITU filings associated with our satellite authorizations and applications noted above, we have ITU filings at 98° E.L., 122° E.L., 130° E.L., 167.45° E.L., 175° W.L., and 115°W.L. for use of the C- and Ku-band frequencies. We also have ITU filings at 9.9° E.L., 16.1° E.L., 22.3° E.L., 115.5° E.L., 161° E.L., and 97° W.L. for the use of C-, Ku-, and Ka-band frequencies and at 37.5° W.L. for the use of C- and Ka-band frequencies. We have filings at 96.5° W.L. and 123.5° W.L. for Broadcast Satellite Service. Loral also has ITU filings at 1° E.L., 3.5° E.L., 8° E.L., 10° E.L., 11° E.L., 30° E.L., 81° E.L., 105.5° E.L., 135° E.L., 135° W.L., 115° W.L., 95° W.L., 58° W.L. for use of the V-band frequency.

Export Regulation

      Commercial communication satellites and certain related items, technical data and services, are subject to United States export controls. These laws and regulations affect the export of products and services to foreign launch providers, subcontractors, insurers, customers, potential customers, and business partners, as well as to foreign Loral employees, foreign regulatory bodies, foreign national telecommunications authorities and to foreign persons generally. Commercial communications satellites and certain related items, technical data and services are on the United States Munitions List and are subject to the Arms Export Control Act and the International Traffic in Arms Regulations. Export jurisdiction over these products and services resides with the U.S. Department of State. Other Loral exports remain subject to the jurisdiction of the U.S. Department of Commerce, pursuant to the Export Administration Act and the Export Administration Regulations.

      U.S. Government licenses or other approvals generally must be obtained before satellites and related items, technical data and services are exported and may be required before they are re-exported or transferred from one foreign person to another foreign person. There can be no assurance that such licenses or approvals will be granted. Also, licenses or approvals may be granted with limitations, provisos or other requirements imposed by the U.S. Government as a condition of approval, which may affect the scope of permissible activity under the license or approval.

PATENTS AND PROPRIETARY RIGHTS

      SS/ L relies, in part, on patents, trade secrets and know-how to develop and maintain its competitive position. It holds 218 patents in the United States and 115 patents abroad and has applications for 40 patents pending in the United States. SS/ L patents include those relating to communications, station keeping, power control systems, antennae, filters and oscillators, phased arrays and thermal control as well as assembly and inspections technology. The SS/ L patents that are currently in force expire between 2004 and 2022.

      Skynet Network Services, CyberStar and Loral SpaceCom have four, six and two patents in the United States, respectively. Loral SpaceCom holds one patent abroad. Skynet Network Services and Loral SpaceCom have three and four patents pending in the United States, respectively. In addition, Loral SpaceCom has nine patents pending abroad. The Skynet Network Services, CyberStar and Loral SpaceCom patents that are currently in force expire between 2016 and 2020.

      There can be no assurance that any of our pending patent applications will be issued. Moreover, because the U.S. patent application process is confidential, there can be no assurance that third parties, including competitors, do not have patents pending that could result in issued patents which we would infringe. In such an event, we could be required to pay royalties to obtain a license, which could increase costs.

FOREIGN OPERATIONS

      Sales to foreign customers, primarily in Asia, Europe and Mexico, represented 29%, 46% and 35% of our consolidated revenues for 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002, we had substantially all of our long-lived assets located in the United States with the exception of the in-orbit satellites. See Commitments and Contingencies in Management’s Discussion and Analysis of Results of Operations and Financial Condition for a discussion of the risks related to operating internationally.

EMPLOYEES

      As of December 31, 2003, we had approximately 1,900 full-time employees, approximately 3% of whom are subject to collective bargaining agreements. We consider our employee relations to be good.

AVAILABLE INFORMATION

      We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such reports are filed electronically with the SEC. Our Internet address is www.loral.com. Loral.com is an inactive textual reference only, meaning that the information contained on the website is not part of this report and is not incorporated in this report by reference.

Item 2.	Properties

      We lease approximately 38,000 square feet of space for our corporate offices in New York and 8,000 square feet in Washington, D.C. We also maintain office space, manufacturing facilities, and telemetry, tracking and control facilities primarily in the United States.

          Satellite Services

      Loral Skynet owns three telemetry, tracking and control stations covering approximately 66,000 square feet on 212 acres in Hawley, Pennsylvania and Three Peaks, California and on three leased acres in Richmond, California. It also leases two telemetry, tracking and control stations covering approximately 11,000 square feet in Rio de Janeiro, Brazil and Utive, Panama. Loral Skynet also leases approximately 65,000 square feet of office space in Bedminster, New Jersey and 8,100 square feet in various locations around the world.

      Skynet Network Services owns seven acres of land including 8,000 square feet of office space in Mt. Jackson, Virginia and leases approximately 77,000 square feet of office space and three acres of land in various locations around the world.

          Satellite Manufacturing

      SS/ L’s research, production and testing are conducted in SS/ L-owned facilities covering approximately 563,000 square feet on 28 acres in Palo Alto, California. In addition, SS/ L leases approximately 518,000 square feet of space on 23 acres from various third parties primarily in Palo Alto, Menlo Park and Mountain View, California and Kent, Washington.

      Management believes that the facilities are sufficient for its current operations.

Item 3.	Legal Proceedings

      Consent Agreement. On January 9, 2002, Loral, SS/ L and the United States Department of State (“Department of State”) entered into a consent agreement (the “Consent Agreement”) settling and disposing of all civil charges, penalties and sanctions associated with alleged violations by SS/ L of the Arms Export Control Act and its implementing regulations. Under the Consent Agreement, SS/ L remains obligated to, among other things, pay the Department of State $10 million over the next five years and to implement enhanced export control compliance measures.

      Alcatel Settlement. SS/ L was a party to an Operational Agreement with Alcatel Space Industries, under which the parties had agreed to cooperate on certain satellite programs. It also was a party to an Alliance Agreement with Alcatel Space (together with Alcatel Space Industries, “Alcatel”), under which Alcatel had certain rights with respect to SS/ L. On June 30, 2003, Loral, SS/ L and Alcatel entered into a master agreement settling all claims among the parties, including arbitration claims brought by Alcatel against Loral alleging breaches of the Operational Agreement and Alliance Agreement. Pursuant to the master settlement agreement, Loral paid Alcatel $5 million and agreed to pay an additional $8 million within one year, resulting in a charge to operations of $13 million. In addition, Alcatel transferred to Loral its minority interest in CyberStar and Loral transferred to Alcatel its minority interests in Europe*Star Limited and SkyBridge Limited Partnership that Loral had previously written off. As a result of receiving Alcatel’s minority interest in CyberStar, Loral recognized an extraordinary gain of $14 million, which represents the extinguishment of the minority interest liability less the fair value of the acquired net assets. Under the terms of the master settlement agreement, because of the commencement of the Chapter 11 Cases, the arbitration and a related court proceeding to confirm a partial arbitration award were suspended, with termination to occur on the date of confirmation of a plan of reorganization or a liquidation, provided that if any action is commenced in the Chapter 11 Cases seeking the repayment, disgorgement or turnover of the transfers made in connection with the master settlement agreement, the arbitration and related court confirmation proceeding would not be terminated until such repayment, disgorgement or turnover action had been dismissed. The master settlement agreement also provides that Alcatel is entitled to reinstate the arbitration if it is required by judicial order to repay, disgorge or turn over the consideration paid to it under the agreement in the context of the Chapter 11 Cases.

      PanAmSat Arbitration. In September 2001, the PAS 7 satellite built by SS/ L for PanAmSat experienced an electrical power failure on its solar arrays that resulted in the loss of use of certain transponders on the satellite. Also, the PAS 8 satellite has experienced minor losses of power from its solar arrays, the cause of which is unrelated to the loss of power on the PAS 7 satellite. On June 30, 2003, PanAmSat commenced an arbitration claiming that under its contract with SS/ L it is entitled to $23.7 million as a result of these losses. This arbitration is subject to the automatic stay as a result of the commencement of SS/ L’s Chapter 11 case, and further proceedings in the matter have been suspended. In March 2004, the Company reached an agreement in principle to settle this matter with PanAmSat, which is subject to documentation and Bankruptcy Court approval and has recorded a charge to operations of $8 million in the fourth quarter of 2003.

      Globalstar Related Matters. On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited (“GTL”) and Globalstar against GTL, Loral, Bernard L. Schwartz and other defendants were consolidated into one action titled In re: Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation, Loral and Bernard L. Schwartz alleging (a) that all defendants (except Loral) violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar’s business and prospects, (b) that defendants Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of Globalstar, (c) that defendants GTL and Mr. Schwartz are liable under Section 11 of the Securities Act of 1933 (the “Securities Act”) for untrue statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Loral and Mr. Schwartz are secondarily liable under Section 15 of the Securities Act for GTL’s primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar

Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related to or affiliated with them. Loral believes that it has meritorious defenses to this class action lawsuit and intends to pursue them vigorously. As a result of the commencement of the Chapter 11 Cases, however, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended insofar as Loral is concerned but are proceeding as to GTL and Mr. Schwartz. Loral is obligated to indemnify Mr. Schwartz for any losses or costs he may incur as a result of this lawsuit. In December 2003, a motion to dismiss the amended complaint in its entirety was denied by the court insofar as GTL and Mr. Schwartz are concerned, and discovery has commenced.

      On March 2, 2002, the seven separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of our common stock against Loral, Bernard L. Schwartz and Richard J. Townsend were consolidated into one action titled In re: Loral Space & Communications Ltd. Securities Litigation. On May 6, 2002, plaintiffs in the consolidated action filed a consolidated amended class action complaint alleging (a) that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Loral’s financial condition and its investment in Globalstar and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related to or affiliated with them. After oral argument on a motion to dismiss filed by Loral and Messrs. Schwartz and Townsend, in June 2003, the plaintiffs filed an amended complaint alleging essentially the same claims as in the original amended complaint. Loral believes that it has meritorious defenses to this class action lawsuit and intends to pursue them vigorously. As a result of the commencement of the Chapter 11 Cases, however, this lawsuit is subject to the automatic stay, and further proceedings in the matter have been suspended, insofar as Loral is concerned but are proceeding as to the other defendants. Loral is obligated to indemnify Messrs. Schwartz and Townsend for any losses or costs they may incur as a result of this lawsuit. On February 23, 2004, a motion to dismiss the amended complaint was granted by the court insofar as Messrs. Schwartz and Townsend are concerned.

      The primary insurer under Loral’s directors and officers liability insurance policy has denied coverage for the case filed by Loral shareholders under the policy and, on March 24, 2003, filed a lawsuit in the Supreme Court of New York county seeking a declaratory judgment upholding their coverage position. In May 2003, Loral and the other defendants served their answer and filed counterclaims seeking a declaration that the insurer is obligated to provide coverage and damages for breach of contract and the implied covenant of good faith. In May 2003, Loral and the other defendants also filed a third party complaint against the excess insurers seeking a declaration that they are obligated to provide coverage. Loral believes that the insurers have wrongfully denied coverage and intends to defend against the denial vigorously. As a result of the commencement of the Chapter 11 Cases, however, this lawsuit is subject to the automatic stay, and further proceedings in the matter have been suspended insofar as Loral is concerned but are proceeding as to the other defendants.

      Lawsuits against our Directors and Officers. In August 2003, plaintiffs Robert Beleson and Harvey Matcovsky filed a purported class action complaint against Bernard Schwartz in the United States District Court for the Southern District of New York. The complaint alleges (a) that Mr. Schwartz violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Loral’s financial condition relating to the sale of assets to Intelsat and Loral’s Chapter 11 filing and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from June 30, 2003 through July 15, 2003, excluding the defendant and certain persons related to or affiliated with them. In November 2003, three other complaints against Mr. Schwartz with substantially similar allegations were consolidated into the Beleson case. In February 2004, a motion to dismiss the complaint in its entirety was denied by the court. Defendant filed an answer on March 2, 2004, and discovery has commenced.

      In November 2003, plaintiffs Tony Christ, individually and as custodian for Brian and Katelyn Christ, Casey Crawford, Thomas Orndorff and Marvin Rich filed a purported class action complaint against Bernard Schwartz and Richard J. Townsend in the United States District Court for the Southern District of New York. The complaint alleges (a) that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Loral’s financial condition relating to the restatement in 2003 of the financial statements for the second and third quarters of 2002 to correct accounting for certain general and administrative expenses and the alleged improper accounting for a satellite transaction with APT Satellite Company Ltd. and (b) that defendants are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from July 31, 2002 through June 29, 2003, excluding the defendants and certain persons related to or affiliated with them. This case is in its preliminary stages, and, on March 11, 2004, a conference was held with the court concerning selection of a lead plaintiff.

      In December 2003, plaintiff Wendy Koch, a former employee, filed a purported class action complaint against the Loral Space & Communications Ltd. Savings Plan Administrative Committee, all Loral directors, Richard J. Townsend and certain other Loral officers and employees in the United States District Court for the Southern District of New York. The complaint alleges (a) that defendants violated Section 404 of the Employee Retirement Income Security Act (“ERISA”), by breaching their fiduciary duties to prudently and loyally manage the assets of the Loral Savings Plan (the “Plan”) by including Loral common stock as an investment alternative and by providing matching contributions under the Plan in Loral stock, (b) that the director defendants violated Section 404 of ERISA by breaching their fiduciary duties to monitor the committee defendants and (c) that defendants violated Sections 404 and 405 of ERISA by failing to provide complete and accurate information to Plan participants and beneficiaries. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all participants in or beneficiaries of the Plan at any time between November 4, 1999 and the present and whose accounts included investments in Loral stock. One other similar complaint against the defendants with substantially similar allegations has been filed, and a motion to consolidate the cases is pending.

      Loral is obligated to indemnify its directors and officers for any losses or costs they may incur as a result of these lawsuits.

      Natelco. On October 21, 2002, National Telecom of India Ltd. (“Natelco”) filed suit against Loral and a subsidiary in the United States District Court for the Southern District of New York. The suit relates to a joint venture agreement entered into in 1998 between Natelco and ONS Mauritius, Ltd., a Loral Orion subsidiary, the effectiveness of which was subject to express conditions precedent. In 1999, ONS Mauritius had notified Natelco that Natelco had failed to satisfy those conditions precedent. In Natelco’s amended complaint filed in March 2003, Natelco has alleged wrongful termination of the joint venture agreement, has asserted claims for breach of contract and fraud in the inducement and is seeking damages and expenses in the amount of $97 million. Loral believes that the claims are without merit and intends to vigorously defend against them. As a result of the commencement of the Chapter 11 Cases, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended.

      Environmental Regulation. Our operations are subject to regulation by various federal, state and local agencies concerned with environmental control. We believe that our facilities are in substantial compliance with all existing federal, state and local environmental regulations. With regard to certain sites, environmental remediation is being performed by prior owners who retained liability for such remediation arising from occurrences during their period of ownership. To date, these prior owners have been fulfilling these obligations; their size and current financial condition make it probable that they will be able to complete their remediation obligations without cost to us.

      We are subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, we do not believe that any of these other existing legal matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Price and Dividend Information

      As a result of the commencement of our Chapter 11 Cases, on July 15, 2003, the NYSE suspended trading of Loral’s common stock and removed our securities from listing and registration on September 2, 2003. Loral’s common stock is being quoted under the ticker symbol LRLSQ on the Pink Sheets and on the Over-The-Counter Bulletin Board Service (OTC). In addition, on June 4, 2003, our Board of Directors approved a reverse stock split of Loral’s common stock at a ratio of one-for-ten, resulting in a new par value of $0.10 per common share. The reverse stock split became effective after the close of business on June 13, 2003. All references to common stock and per share amounts for all prior periods presented have been retroactively restated to reflect this reverse stock split. The following table presents the reported high and low closing prices of our common stock as reported on the Pink Sheets and the NYSE for 2003 and the intra-day high and low sales prices for 2002:

	High	Low

Year ended December 31, 2003
Quarter ended December 31, 2003	$0.48	$0.26
Quarter ended September 30, 2003	3.06	0.15
Quarter ended June 30, 2003	4.60	2.59
Quarter ended March 31, 2003	5.20	3.00
Year ended December 31, 2002
Quarter ended December 31, 2002	$7.00	$2.30
Quarter ended September 30, 2002	10.80	2.20
Quarter ended June 30, 2002	24.40	9.10
Quarter ended March 31, 2002	32.70	18.00

(b)	Approximate Number of Holders of Common Stock

      At March 1, 2004, there were 6,476 holders of record of Loral’s common stock.

(c)	Dividends

      We have not paid any dividends on our common stock. In August 2002, Loral’s Board of Directors approved a plan to suspend indefinitely the future payment of dividends on our two series of preferred stock. Accordingly, we have deferred the payments of quarterly dividends due on our Series C and Series D preferred stock. The Debtors will not pay any dividends or make any distributions during the pendency of the Chapter 11 Cases. The ability of the Debtors to pay dividends or distributions following any emergence from Chapter 11 will depend on various factors that cannot be determined at this time.

Item 6.	Selected Financial Data

      The following consolidated selected financial data has been derived from, and should be read in conjunction with, the related consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

(In thousands, except per share data)

	Years Ended December 31,

	2003	2002		2001	2000		1999

Statement of operations data:
Revenues	$533,385	$1,098,425		$1,069,575	$1,224,111		$1,457,720
Operating loss	(309,915)	(82,029)		(5,228)	(86,086)		(62,263)
Loss before income taxes, equity in net losses of affiliates, minority interest, Globalstar related impairment charges, cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(338,575)	(147,354)		(126,333)	(56,843)		(62,138)
Income tax (provision) benefit	(4,647)	(355,042	) (1)	(2,170)	(9,375)		32,516
Loss before equity in net losses of affiliates, minority interest, Globalstar related impairment charges, cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(343,222)	(502,396)		(128,503)	(66,218)		(29,622)
Equity in net losses of affiliates, net of taxes(2)	(51,153)	(76,280)		(66,677)	(1,294,910	) (3)	(177,819)
Globalstar related impairment charges, net of taxes					(112,241	) (3)
Loss before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(394,355)	(578,902)		(194,719)	(1,469,678)		(201,916)
Cumulative effect of change in accounting principle, net of taxes	(1,970)	(890,309	) (4)	(1,741)
Extraordinary gain on acquisition of minority interest	13,615
Net loss	(382,710)	(1,469,211)		(196,460)	(1,469,678)		(201,916)
Preferred dividends and accretion	(6,719)	(89,186)		(80,743)	(67,528)		(44,728)
Net loss applicable to common stockholders	(389,429)	(1,558,397)		(277,203)	(1,537,206)		(246,644)
Basic and diluted loss per share:
Before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	$(9.15)	$(17.92)		$(8.51)	$(51.96)		$(8.50)
Cumulative effect of change in accounting principle	(0.05)	(23.89)		(0.05)
Extraordinary gain on acquisition of minority interest	0.31

Loss per share	$(8.89)	$(41.81)		$(8.56)	$(51.96)		$(8.50)

Other data:
Deficiency of earnings to cover fixed charges	$379,134	$266,356		$230,173	$141,453		$191,075

	Years Ended December 31,

	2003	2002	2001	2000	1999

Cash flow data:
Provided by (used in) operating activities	$225,025	$192,670	$169,818	$258,816	$(7,181)
Used in investing activities	(149,856)	(138,824)	(248,672)	(377,780)	(679,005)
Provided by (used in) equity transactions	3,852	(32,737)	(35,687)	352,415	(24,633)
(Used in) provided by financing transactions	(3,313)	(115,122)	(119,555)	(79,271)	403,912
Dividends paid per common share	——	—	—	—	—

	December 31,

	2003(5)	2002(1)(4)	2001(6)	2000(3)	1999

Balance sheet data:
Cash and cash equivalents	$141,644	$65,936	$159,949	$394,045	$239,865
Total assets	2,455,741	2,692,802	4,426,187	4,692,082	5,610,421
Debt, including current portion		2,236,497	2,352,956	2,445,996	1,988,194
Non-current liabilities and minority interest	199,323	354,475	272,302	261,432	262,900
Convertible redeemable preferred stock		125,081
Liabilities subject to compromise	2,906,095
Shareholders’ (deficit) equity	(855,670)	(354,227)	1,350,868	1,586,388	2,750,664

(1)	Includes the increase in the deferred tax valuation allowance of $390.4 million to a balance of $576.5 million, based upon management’s assessment during the fourth quarter of 2002 that insufficient positive evidence existed substantiating recoverability of our loss carryforwards and other deferred tax assets (see Note 12 to the consolidated financial statements).

(2)	Our principal affiliates are XTAR and Satmex. Loral also has investments in Globalstar and other ventures, which are accounted for under the equity method. During 2003, Loral wrote-off its remaining investment of $29 million in Satmex.

(3)	The results of operations for 2000 includes Loral’s share of Globalstar’s related equity losses and after-tax impairment charges of approximately $1.29 billion (approximately $1.6 billion on a pre-tax basis), which is included in equity in net loss of affiliates and after-tax impairment charges of $112 million ($125 million pre-tax) relating to Loral’s investments in and advances to Globalstar service provider partnerships.

(4)	On January 1, 2002, we recorded a charge of $890 million to write-off all of our goodwill as the cumulative effect of change in accounting principle (see Note 8 to the consolidated financial statements).

(5)	As a result of our Chapter 11 filing, our debt obligations, preferred stock obligations and certain other liabilities existing at July 15, 2003, have been classified as liabilities subject to compromise on our balance sheet as of December 31, 2003 (see Note 9 to the consolidated financial statements).

(6)	On December 21, 2001, Loral Orion completed exchange offers and consent solicitations by issuing $613 million principal amount of new senior notes guaranteed by Loral and 0.6 million five year warrants to purchase Loral common stock in exchange for a total of $841 million principal amount of Loral Orion senior notes due 2007 and senior discount notes due 2007.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

      The following discussion and analysis should be read in conjunction with our consolidated financial statements included in Item 16.

      We use the terms “Loral,” the “Company,” “we,” “our,” and “us” in this report to refer to Loral Space & Communications Ltd. and its subsidiaries. When we use the term “Loral Skynet” or “Skynet”, we are, unless the context provides otherwise, referring to our entire Satellite Services business, the assets of which are held in various companies.

Disclosure Regarding Forward-Looking Statements

      Except for the historical information contained in the following discussion and analysis, the matters discussed are not historical facts, but are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, Loral or our representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts. These forward-looking statements can be identified by the use of words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” “anticipates,” “estimates,” “project,” “intend,” or “outlook” or other variations of these words. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict or quantify. Actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond our control. These include the development of a plan of reorganization, confirmation of the plan by the Bankruptcy Court, and our ability to maintain good relations with our customers, suppliers and employees. For a detailed discussion of these and other factors and conditions, please refer to the Commitments and Contingencies section below and to the other periodic reports filed with the SEC by Loral, our wholly owned subsidiary Loral Orion, Inc. (“Loral Orion”) and our affiliate Satelites de Mexico, S.A. de C.V. (“Satmex”). Loral operates in an industry sector in which securities values may be volatile and may be influenced by economic and other factors beyond our control. We undertake no obligation to update any forward-looking statements.

Overview

Businesses

      Loral is a leading satellite communications company organized into two operating segments: Satellite Services and Satellite Manufacturing. Revenues in 2003 were $533 million.

          Satellite Services

      Through our Loral Skynet division we lease satellite capacity and platforms to our customers for video and direct-to-home (“DTH”) broadcasting, high-speed data distribution, Internet access, communications and networking services. The satellite services business is capital intensive and highly competitive. We compete with other satellite operators and with ground-based service providers. The build-out of a satellite fleet requires substantial investment. Once these investments are made, however, the costs to maintain and operate the fleet are relatively low. The upfront investments are earned back through the leasing of transponders to customers over the life of the satellite. Beyond construction, one of the major cost factors is in-orbit insurance, an essential component given the harsh and unpredictable environment in which the satellites operate. Annual receipts from this business are fairly predictable because they are based on an established base of long-term customer contracts. In 2003, Satellite Services sales were $296 million before eliminations of $8 million. Worldwide satellite services industry sales in 2002 were approximately $7 billion, according to available industry estimates. Satellite Services’ backlog at December 31, 2003 was $1.3 billion.

      The satellite services market has been characterized in recent years by over-capacity, pricing pressure and competition from fiber. The downturn in the telecommunications sector led many existing Skynet customers, hampered by a slow-down in demand and lack of access to the capital markets, to postpone expansion plans. Similarly, several start-up companies that leased Skynet’s satellite capacity for the delivery of new applications failed to meet their business objectives. Following the closing of the Intelsat transaction, Skynet’s growth will rely on its ability to differentiate itself from the competition through customized product offerings, its superior customer service and its successful marketing of available capacity on its international fleet which is well positioned to serve regions of the world where demand is growing.

          Satellite Manufacturing

      Our Space Systems/ Loral (“SS/L”) subsidiary designs and manufactures satellites, space systems and space systems components for customers in the commercial and government sectors for applications including satellite services, DTH broadcasting, broadband data distribution, wireless telephony, digital radio, military communications, weather monitoring and air traffic management.

      While its requirement for ongoing capital investment is low, the satellite manufacturing industry is a knowledge-intensive business, the success of which relies heavily on its technological heritage and the skills of its workforce. The breadth and depth of talent and experience resident in SS/ L’s workforce of approximately 1,500 employees is one of our key competitive advantages.

      Satellite manufacturers have high fixed costs relating primarily to labor and overhead. Based on its current cost structure, we estimate that SS/ L covers its fixed costs with an average of four satellite awards a year. Cash flow in the satellite manufacturing business tends to be uneven. It takes two to three years to complete a satellite project and numerous assumptions are built into the estimated costs. Cash receipts are tied to the achievement of contract milestones, which depend in part on the ability of our subcontractors to deliver on time. In addition, the timing of satellite awards is difficult to predict, contributing to the unevenness of revenue and making it more challenging to match the workforce to the workflow.

      Satellites are extraordinarily complex devices designed to operate in the very hostile environment of space. This complexity may lead to unanticipated costs during the design, manufacture and testing of a satellite. SS/ L establishes provisions for costs based on historical experience and program complexity to cover anticipated costs. Since most of SS/ L’s contracts are fixed price, cost increases in excess of the provisions reduces profitability and may result in losses borne solely by SS/ L, which may be material. The satellite manufacturing industry is highly competitive and, in recent years, order levels reached an unprecedented low level, resulting in manufacturing over-capacity. Buyers, as a result, are in the advantageous position of being able to negotiate contracts with favorable prices, terms and conditions. In the latter part of 2003, the order rate for new commercial satellites picked up and is expected to continue into 2004. This pick up has been driven by the need for replacement satellites and the resumption of some customers’ expansion plans. Backlog as of December 31, 2003, was $536 million. Backlog excludes approximately $240 million associated with orders or authorizations to proceed on the construction of four satellites (including the expected Intelsat order) received in the fourth quarter of 2003. SS/ L had sales in 2003 of $474 million including $229 million for internal satellites. Commercial satellite manufacturing industry sales in 2002 totaled $3.5 billion worldwide, according to available industry estimates.

Bankruptcy Proceedings

      We operate in extremely competitive markets characterized in recent years by over-capacity and pricing pressures brought on by the downturn in the telecommunications sector. Our existing and potential customers, having limited access to the capital markets, postponed or reduced the scope of their planned satellite-based applications and services. This resulted in an excess of transponder capacity and a standstill in satellite orders. In the face of these pressures, we further increased our emphasis on cash conservation over the last 18 months, reducing operating expenses, suspending dividend payments on our preferred stock, and closely monitoring capital expenditures. The sustained and unprecedented decline in demand for our satellites and satellite services, however, exacerbated our already strained financial condition brought on primarily by the investments we had previously made in Globalstar and subsequently wrote off. On July 2003, Loral and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11. As a result of our Chapter 11 filing, all of our prepetition debt obligations aggregating $2.2 billion at December 31, 2003 have been accelerated. Our $2.2 billion of debt includes $967 million of bank debt that is secured by liens on the assets of Loral SpaceCom and Loral Satellite, consisting primarily of our Satellite Manufacturing assets and satellites serving the North American market. On July 15, 2003, we suspended interest payments on all of our senior unsecured notes, with a principal amount of $1.05 billion.

      For the duration of the bankruptcy proceedings, our businesses are subject to risks and uncertainties of bankruptcy (see “Commitments and Contingencies” section below for examples of such risks and uncertainties).

Sale of Assets

      In a further effort to strengthen our balance sheet, on July 15, 2003, we agreed to sell our satellites serving the North American market and related assets to Intelsat. Proceeds from the sale will be used to repay our outstanding secured bank debt, which was $967 million at December 31, 2003. This will reduce our outstanding principal debt obligations by almost 50 percent. On March 5, 2004, we and Intelsat entered into an amendment to the Asset Purchase Agreement, the effectiveness of which is subject to approval by the Bankruptcy Court and Intelsat’s bank lenders.

Future Outlook

      We intend to reorganize around our satellite manufacturing operations and our remaining fleet of international satellites, which will cover regions with high growth potential, such as Southeast Asia and South America, where the ground infrastructure is inadequate to support increased demand. We consider these operations to be a viable foundation for the further expansion of our company. We anticipate using excess cash flows from operations to populate our available slots with new satellites to meet market demand. We are in the process now of completing our long-term business plan. We believe the plan is sound and that we will not require any additional financing to fund operations. At this time, however, it is impossible to predict accurately the effect of the Chapter 11 reorganization on Loral, when it may emerge from Chapter 11 and what its capital structure will be. The rights and claims of various creditors and security holders will be determined by our plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. We anticipate that, in any plan of reorganization ultimately confirmed by the Bankruptcy Court, our common and preferred stock will, at best, be severely diluted and may be eliminated entirely, with the result that common and preferred stockholders would receive no distribution. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any of such securities and claims.

      Critical success factors for us include maintaining our reputation for reliability, quality and superior customer service. During reorganization, in particular, these factors are vital to securing new customers and retaining current ones. In addition, we must align our workforce levels with the needs of the business, continue to contain costs, and maximize the efficiency of both of our operations. Loral Skynet is focused on increasing the capacity utilization of its satellite fleet and successfully introducing new value-added services to its markets. Space Systems/ Loral, which received orders or authorizations to proceed for four new satellites (including the expected Intelsat order) in the fourth quarter of 2003, is focused on increased bookings and backlog in 2004.

      See Part 1, Item 1, for a complete description of Loral’s businesses, our Chapter 11 Cases and the sale of our satellite assets serving the North American market.

Consolidated Operating Results

      Please refer to Critical Accounting Matters further on in this section.

      The accompanying consolidated financial statements have been prepared assuming Loral in its current structure will continue as a going concern. However, the factors mentioned above among other things, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ability of Loral to continue as a going concern is dependent on a number of factors including, but not limited to, developing a plan of reorganization, confirmation of the plan by the Bankruptcy Court and maintaining good relations with our customers, suppliers and employees. If a plan of reorganization is not confirmed and implemented, we may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery that Loral’s creditors would receive in the event of a liquidation. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if Loral were forced to liquidate.

      The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” In evaluating financial performance, we use revenue and operating income (loss) before depreciation and amortization including amortization of unearned stock compensation, and reorganization expenses due to bankruptcy (“Adjusted EBITDA”) as a measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before amortization of stock compensation; reorganization expenses due to bankruptcy; gain (loss) on investments and debt exchanges; equity in net losses of affiliates, net of tax; minority interest, net of tax; cumulative effect of change in accounting principle, net of tax, and extraordinary gain on acquisition of minority interest, net of tax. Adjusted EBITDA should be used in conjunction with GAAP financial measures and is not presented as an alternative to cash flow from operations as a measure of our liquidity or as an alternative to net income as an indicator of our operating performance.

      We believe the use of Adjusted EBITDA along with GAAP financial measures enhances the understanding of our operating results and is useful to investors in comparing performance with competitors, estimating enterprise value and making investment decisions. Adjusted EBITDA allows investors to compare operating results of competitors exclusive of depreciation and amortization, net losses of affiliates and minority interest, a useful tool given the significant variation that can result from the timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, and effects of investments not managed by Loral. Adjusted EBITDA as used here may not be comparable to similarly titled measures reported by other companies. We also use Adjusted EBITDA to evaluate operating performance, to allocate resources and capital, to measure performance for incentive compensation programs, and to evaluate future growth opportunities. See the table below for reconciliations of Adjusted EBITDA to net loss.

      The following discussion of revenues and Adjusted EBITDA reflects the results of our operating businesses for 2003, 2002 and 2001. The balance of the discussion relates to our consolidated results, unless otherwise noted. Both of our business segments have been adversely affected by the downturn in the telecommunications sector, which has caused a delay in demand for new telecommunications applications and services.

Revenues:

	Years Ended December 31,

	2003	2002	2001

	(in millions)
Satellite Services	$295.7	$395.4	$464.2
Satellite Manufacturing	474.0	853.1	814.8

Segment revenues	769.7	1,248.5	1,279.0
Eliminations(1)	(236.3)	(150.1)	(209.4)

Revenues as reported(2)	$533.4	$1,098.4	$1,069.6

Adjusted EBITDA:

	Years Ended December 31,

	2003	2002	2001

	(in millions)
Satellite Services	$141.1	$219.9	$263.4
Satellite Manufacturing(3)	(158.6)	(34.0)	44.1
Corporate expenses(4)	(36.0)	(36.8)	(37.5)

Segment Adjusted EBITDA before eliminations	(53.5)	149.1	270.0
Eliminations(1)	(41.9)	(44.1)	(47.4)

Adjusted EBITDA	(95.4)	105.0	222.6
Depreciation and amortization	189.2	187.0	227.8
Reorganization expenses due to bankruptcy	25.3

Operating loss	(309.9)	(82.0)	(5.2)
Interest and investment income	15.2	12.9	28.9
Interest expense	(61.8)	(77.1)	(183.9)
Gain (loss) on investments and debt exchanges, net	17.9	(1.2)	33.9
Income tax provision	(4.6)	(355.0)	(2.2)
Equity in net losses of affiliates, net of taxes	(51.2)	(76.3)	(66.7)
Minority interest		(0.2)	0.5

Loss before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(394.4)	(578.9)	(194.7)
Cumulative effect of change in accounting principle	(1.9)	(890.3)	(1.8)
Extraordinary gain on acquisition of minority interest	13.6

Net loss	$(382.7)	$(1,469.2)	$(196.5)

(1)	Represents: (a) the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/ L for wholly owned subsidiaries and (b) the reversal of satellite manufacturing sales of $83 million and $73 million of cost of satellite manufacturing on a satellite program with a customer where the contract was changed to a lease arrangement in 2003 (see Note 17 to the consolidated financial statements).

(2)	Includes revenues from affiliates of $28.7 million, $85.9 million and $100.9 million in 2003, 2002 and 2001, respectively.

(3)	See 2003 Compared with 2002 and 2001 — Cost of Satellite Manufacturing, for significant items that effect comparability between the periods presented.

(4)	Represents corporate expenses incurred in support of our operations.

Financial Information for Assets Serving the North American Market to be Sold to Intelsat

      The net book value of the satellites to be sold to Intelsat was $935 million (including insurance proceeds receivable of $123 million on our balance sheet) and the related assets and liabilities was $30 million and $31 million, respectively, as of December 31, 2003. The net assets to be sold, as well as the results of operations relating to such net assets, have not been segregated in the accompanying financial statements since Bankruptcy Court approval is still required with respect to certain provisions of the asset purchase agreement.

      Upon receipt of Bankruptcy Court approval relating to certain closing conditions, the satellites serving the North American market will be accounted for as a discontinued operation, resulting in our historical consolidated financial statements being reclassified to reflect such discontinued operations separately from continuing operations.

      The following table represents the results of operations that are expected to be reclassified for the satellite assets to be sold to Intelsat, for the three years in the period ended December 31, 2003. For the purpose of this presentation, all indirect costs normally associated with these operations have been omitted, including telemetry, tracking and control, access control, maintenance and engineering, selling and marketing and general and administrative.

Revenues:

	Years Ended December 31,

	2003	2002	2001

	(in millions)
Revenues	$143.6	$200.1	$227.4

Adjusted EBITDA:

Adjusted EBITDA	$133.6	$184.0	$213.3
Depreciation and amortization	54.6	57.7	59.9

Operating income	79.0	126.3	153.4
Interest expense	48.9	36.1	49.8
Income tax provision	11.1	32.6	42.3

Net income	$19.0	$57.6	$61.3

2003 Compared with 2002 and 2001

  Revenues from Satellite Services

				% Increase
				(Decrease)
	Years Ended
	December 31,			2003	2002
				vs.	vs.
	2003	2002	2001	2002	2001

	(in millions)
Revenues from Satellite Services	$296	$395	$464	(25)%	(15)%
Eliminations	(8)	(5)	(8)	60%	(38)%

Revenues from Satellite Services as reported	$288	$390	$456	(26)%	(14)%

      Revenues from Satellite Services decreased $99 million in 2003 as compared to 2002 primarily due to decreases in prices of $43 million, reduced transponder and network utilization of $48 million and lower customer lease termination fees of $8 million in both transponder leasing and network services. Revenues from Satellite Services decreased $69 million in 2002 as compared to 2001 primarily due to decreases in prices of $15 million, reduced transponder and network utilization of $46 million and lower customer lease termination fees of $5 million in both transponder leasing and network services. Eliminations primarily consist of revenues from leasing transponder capacity to Satellite Manufacturing and an adjustment to present revenues without the implicit interest discount provided to customers who have made prepayments under long-term contracts. As a result of the above, revenues from Satellite Services as reported decreased $102 million and $66 million in 2003 and 2002, respectively, as compared to the respective prior year.

     Revenues from Satellite Manufacturing

				% Increase
				(Decrease)
	Years Ended
	December 31,			2003	2002
				vs.	vs.
	2003	2002	2001	2002	2001

	(in millions)
Revenues from Satellite Manufacturing	$474	$853	$815	(44)%	5%
Eliminations	(229)	(145)	(201)	58%	(28)%

Revenues from Satellite Manufacturing as reported	$245	$708	$614	(65)%	15%

      Revenues from Satellite Manufacturing decreased $379 million in 2003 as compared to 2002, primarily resulting from satellite programs nearing completion under the percentage of completion method with no new satellite orders from December 2001 to October 2003. Revenues from Satellite Manufacturing increased $38 million in 2002 as compared to 2001, primarily resulting from the timing of work performed and costs incurred on satellite backlog programs under the percentage of completion method. Eliminations primarily consist of revenues from satellites under construction by SS/ L for Satellite Services. In 2003, eliminations also include the reversal of $83 million of sales on a customer satellite contract that was changed to a lease arrangement in the third quarter (which became an internal program that will be leased to the customer in the future). See Note 17 to the consolidated financial statements. As a result of the above, revenues from Satellite Manufacturing as reported decreased $463 million in 2003 and increased $94 million in 2002 as compared to the respective prior year.

  Cost of Satellite Services

				% Increase
				(Decrease)
	Years Ended
	December 31,			2003	2002
				vs.	vs.
	2003	2002	2001	2002	2001

	(in millions)
Cost of Satellite Services	$254	$271	$303	(6)%	(11)%
% of revenues from Satellite Services as reported	88%	69%	66%	28%	5%

      The decrease of $17 million in 2003 as compared to 2002 was primarily due to (i) a $9 million insurance claim recovery on a satellite, (ii) reduced external satellite capacity costs totaling $14 million ($9 million due to lower network services revenues and $5 million due to expirations of capacity leases) and (iii) lower network service costs of $3 million. This was offset by (i) a net increase in depreciation expense of $7 million primarily due to the shortening in the estimated life of a satellite, offset by lower depreciation expense due to the loss of Telstar 4 in 2003, the timing of assets placed in service and assets that became fully depreciated and (ii) increased insurance costs of $5 million resulting from higher premiums on renewals and changes in insurance coverage requirements and the launch of Telstar 13. The decrease of $32 million in 2002 as compared to 2001 was primarily due to decreases of (i) $18 million in amortization expense for goodwill resulting from the adoption of SFAS No. 142 on January 1, 2002 (as we wrote-off our remaining balance of goodwill, see Note 8 to the consolidated financial statements) and (ii) $14 million in depreciation due to the timing of assets placed in service and assets that became fully depreciated. The increases in cost of satellite services as a percentage of revenues in 2003 and 2002, as compared to the prior year, were primarily due to reduced revenues.

  Cost of Satellite Manufacturing

				% Increase
				(Decrease)
	Years Ended
	December 31,			2003	2002
				vs.	vs.
	2003	2002	2001	2002	2001

	(in millions)
Cost of Satellite Manufacturing	$422	$760	$581	(44)%	31%
% of revenues from Satellite Manufacturing as reported	172%	107%	95%	61%	13%

      The decrease of $338 million in 2003 as compared to 2002 was primarily due to (i) lower overall sales as satellite programs neared completion under the percentage of completion method with no new satellite awards from December 2001 until October 2003, (ii) the reversal of $73 million of costs of satellite manufacturing on a satellite program where the contract was changed to a lease arrangement in the third quarter of 2003 and (iii) lower depreciation expense of $6 million primarily due to reduced capital spending from 2001 to 2003. These factors were offset by the following cost increases for the year ended December 31, 2003 (i) a charge of $24 million due to cancellation of a deposit on a launch vehicle contract; (ii) provisions for inventory obsolescence of $50 million primarily due to the absence of new satellite awards from December 2001 until October 2003; (iii) a charge of $13 million on the settlement of all outstanding issues with Alcatel including a contract dispute that was in arbitration; (iv) a loss of $11 million on the acceleration of receipt of long-term receivables; (v) a charge of $8 million related to an agreement in principle to settle a satellite contract dispute and (vi) a charge of $10 million recorded on SS/ L-provided vendor financing, representing the difference between the carrying value of SS/ L’s receivables of $38 million and the value of the common shares received by SS/ L based on the trading price of Sirius Satellite Radio, Inc. (“Sirius”) common stock on March 7, 2003 of $28 million (see Gain on Investments and Debt Exchanges for gains realized subsequent to receipt of the shares). The increase in cost of satellite manufacturing as a percentage of revenues in 2003 as compared to 2002, was affected by reduced revenues for overhead cost absorption.

      The increase of $179 million in 2002 as compared to 2001 primarily resulted from (i) increased sales; (ii) valuation allowances of $69 million recorded on SS/ L-provided vendor financings (in connection with advances related to Europe*Star Limited (“Europe*Star”) and an agreement reached with Sirius to convert vendor financing receivables into Sirius’ equity) and (iii) provisions for inventory obsolescence of $14 million due to the absence of new satellite awards. These factors were offset by (i) $13 million of income recorded from a recovery of a claim from a vendor; (ii) a decrease of $9 million in amortization expense for goodwill resulting from the adoption of SFAS No. 142 on January 1, 2002 (as the Company wrote-off its remaining balance of goodwill, see Note 8 to the consolidated financial statements) and (iii) by lowering costs through workforce reductions since the beginning of 2001, by streamlining certain internal processes and by instituting tighter controls which are designed to provide that subcontracted components are received on time and meet all customer requirements. Costs in 2001, include $12 million for obligations to the U.S. government to settle a case relating to export controls.

          Selling, General and Administrative Expenses

				% Increase
				(Decrease)
	Years Ended
	December 31,			2003	2002
				vs.	vs.
	2003	2002	2001	2002	2001

	(in millions)
Selling, general and administrative expenses	$142	$150	$191	(5%)	(21%)
% of revenues as reported	27%	14%	18%	86%	(22%)

      The decrease of $8 million in 2003 as compared to 2002 was primarily due to lower research and development costs of $7 million and sales and marketing costs of $2 million at SS/ L. Satellite Services had expense increases of $3 million, primarily due to an increase in bad debt expense of $4 million, offset by cost reductions for headcount and employee related expenses and marketing expenses of $2 million. The decrease of $41 million in 2002 as compared to 2001 was primarily due to lower SS/ L research and development costs of $17 million in 2002 and lower Satellite Services expenses of $22 million in 2002, primarily due to lower headcount and employee related expenses of $11 million, lower marketing and selling expenses of $7 million and lower professional fees of $3 million.

     Reorganization Expenses Due to Bankruptcy

      Reorganization expenses due to bankruptcy in 2003 were $25 million for the period from July 15, 2003 (date of filing) to December 31, 2003, which includes a charge for lease rejection claims of $6 million, professional fees of $15 million associated with bankruptcy services, and employee retention costs of $5 million, offset by interest and investment income earned of $1 million (which represents the interest earned subsequent to filing for bankruptcy, excluding interest earned on satellite programs).

     Interest and Investment Income

				% Increase
				(Decrease)
	Years Ended
	December 31,			2003	2002
				vs.	vs.
	2003	2002	2001	2002	2001

	(in millions)
Interest and investment income	$15	$13	$29	15%	(55%)

      The increase of $2 million in 2003 as compared to 2002 was principally due to higher interest income earned on satellite programs, offset by lower interest income earned on lower average cash balances prior to filing for bankruptcy and interest income earned on available cash balances subsequent to filing for bankruptcy being reclassified into reorganization expenses. The decrease of $16 million in 2002 as compared to 2001 was principally due to lower interest rates and lower average cash balances and lower interest earned on satellite programs.

     Interest Expense

				% Increase
				(Decrease)
	Years Ended
	December 31,			2003	2002
				vs.	vs.
	2003	2002	2001	2002	2001

	(in millions)
Interest cost before capitalized interest	$96	$107	$207	(10)%	(48)%
Capitalized interest	(34)	(30)	(23)	13%	30%

Interest expense	$62	$77	$184	(19)%	(58)%

      Interest cost before capitalized interest decreased $11 million in 2003 as compared to 2002, which was primarily attributable to the fact that subsequent to Loral’s voluntary petitions for reorganization on July 15, 2003, we only recognize and pay interest on our bank debt and have stopped recognizing and paying interest on all other outstanding borrowings. Interest cost before capitalized interest is expected to decrease in 2004 when we pay off our bank debt upon closing of the Intelsat transaction. Interest cost before capitalized interest decreased $100 million in 2002 as compared to 2001, primarily because we did not recognize any interest expense on our 10% senior notes issued in connection with exchange offers completed in December 2001. Interest expense on our 10% senior notes was fully offset by amortization of the deferred gain on the debt exchanges (see Note 10 to the consolidated financial statements) and lower debt balances and interest rates in 2002 as compared to 2001. Capitalized interest increased $4 million in 2003 and $7 million in 2002 as compared to the respective prior year, primarily due to higher satellite under construction balances. Capitalized interest is expected to decrease in 2004, as a result of the closing of the Intelsat transaction and the fact that our remaining satellite under construction is expected to be launched in 2004. As a result of the above, interest expense decreased $15 million in 2003 and $107 million in 2002, as compared to the respective prior year.

     Gain on Investments and Debt Exchange

      During 2003, Loral realized $18 million of gains from the sale of all 59 million shares of Sirius common stock received by us in settlement of the vendor financing owed to SS/ L by Sirius. During 2001, we recorded a $34 million gain related to Loral Orion’s debt exchanges (see Note 10 to the consolidated financial statements).

     Income Tax (Provision) Benefit

      During 2003, we continued to maintain a 100% valuation allowance against our net deferred tax assets and recorded no benefit for our domestic loss. For 2003, we recorded an income tax provision of $4.6 million on a pre-tax loss of $338.6 million, which is primarily for state, local and foreign income taxes and a deferred tax liability recorded for certain foreign entities. This compares to income tax provisions for 2002 and 2001 of $355 million and $2.2 million on pre-tax losses of $147 million and $126 million, respectively.

      At December 31, 2002, we recorded a 100% valuation allowance against our domestic net deferred tax assets under the criteria of SFAS No. 109, Accounting for Income Taxes. The increase in tax expense in 2002 when compared to 2003 and 2001 was primarily attributable to an increase in the deferred tax valuation allowance. See Critical Accounting Matters.

     Equity in Net Losses of Affiliates

	Years Ended December 31,

	2003	2002	2001

	(in millions)
XTAR	$(0.2)	$(7.0)	$(0.5)
Satmex	(51.7)	(25.1)	(12.1)
Europe*Star	—	(41.6)	(28.1)
Globalstar and Globalstar service provider partnerships	0.7	(2.6)	(24.9)
Other affiliates	—	—	(1.1)

	$(51.2)	$(76.3)	$(66.7)

      The decrease in equity losses of $25 million in 2003 as compared to 2002, primarily resulted from a decrease in equity losses in Europe*Star of $42 million, as we wrote-off our remaining investment in Europe*Star in the fourth quarter of 2002. This was offset by an increase in equity losses in Satmex of $27 million, primarily because we wrote-off our remaining investment of $29 million in Satmex in the third quarter of 2003. Accordingly, there is no longer any requirement for us to provide for our allocated share of Satmex’s net losses subsequent to September 30, 2003 and Europe*Star’s net losses subsequent to December 31, 2002. The increase in equity losses of $10 million in 2002 as compared to 2001 primarily resulted from our recording increased equity losses in Satmex of $13 million, due primarily to the downturn in the telecommunications sector, and increased equity losses in Europe*Star of $13 million, due primarily to Europe*Star’s loss on the sale of an equity investment and to an impairment charge of $7 million we recorded relating to our investment in Europe*Star in 2002. This was offset by reduced equity losses in Globalstar related activities of $22 million, due primarily to reduced equity losses in Globalstar service provider partnerships. In 2002, equity losses in Globalstar related activities included a recovery of a claim from a vendor on the Globalstar program of which $14 million ($8 million after taxes) was recorded as a benefit to equity in net losses of affiliates, offset by a $9 million charge relating to liabilities we had guaranteed in connection with a Globalstar service provider partnership. See Note 7 to the consolidated financial statements.

     Cumulative Effect of Change in Accounting Principle

      On July 1, 2003, we adopted SFAS No. 150, and as a result, recorded a charge of $2 million for the amortization of expenses incurred on the issuance of our preferred stock from their issuance dates through

June 30, 2003, that were not previously amortized as a cumulative effect of change in accounting principle. See Note 3 to the consolidated financial statements.

      On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which resulted in our recording a charge to write-off all of our goodwill of $890 million as the cumulative effect of change in accounting principle. See Note 8 to the consolidated financial statements.

      On January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which resulted in our recording a charge for the cumulative effect of a change in accounting principle, net of taxes, of $2 million. See Note 3 to the consolidated financial statements.

     Extraordinary Gain on Acquisition of Minority Interest

      As a result of receiving Alcatel’s minority interest in CyberStar, L.P. on June 30, 2003 (as part of a settlement arrangement with Alcatel), we recognized an extraordinary gain of $14 million, which represents the extinguishment of the minority interest liability less the fair value of the acquired net assets.

     Preferred Dividends

				% Increase
				(Decrease)
	Years Ended
	December 31,			2003	2002
				vs	vs.
	2003	2002	2001	2002	2001

	(in millions)
Preferred dividends	$7	$89	$81	(92)%	10%

      The $82 million decrease in 2003 from 2002 was primarily due to dividend charges of $60 million ($46 million non-cash charges and $13 million cash charges) and the reduction of dividend obligations. Both resulted from our 2002 exchange offers and privately negotiated exchange transactions where 11.5 million shares of our 6% Series C convertible redeemable preferred stock (the “Series C Preferred Stock”) and 6% Series D convertible redeemable preferred stock (the “Series D Preferred Stock”) were converted into 7.7 million shares of our common stock. Preferred dividends also decreased in 2003 from 2002, as a result of the adoption of SFAS 150 on July 1, 2003, which requires that dividends since adoption be included in interest expense. The increase of $8 million in 2002 from 2001 was due primarily to dividend charges of $60 million resulting from the Company’s 2002 exchange offers and privately negotiated exchange transactions, offset by lower dividends of $23 million as a result of these exchanges and the fact that we incurred non-cash dividend charges of $29 million in 2001 on the conversion of 5.6 million shares of Series C Preferred Stock and Series D Preferred Stock into 3.1 million shares of our common stock, in connection with our exchange offers.

Consolidated Backlog

      Backlog before eliminations was $1.7 billion, including $479 million related to the satellites to be sold to Intelsat, and $1.8 billion at December 31, 2003 and 2002, which includes $45 million and $142 million, respectively, as a result of transactions entered into with affiliates and related parties for the construction of satellites (primarily with XTAR and Spainsat, Satmex, Europe*Star and Globalstar). Backlog at December 31, 2003, excludes approximately $240 million associated with orders or authorizations to proceed on the construction of four satellites (including the expected Intelsat order), received in the fourth quarter of 2003.

Results by Operating Segment

Satellite Services

				% Increase
				(Decrease)

	Years Ended
	December 31,
				2003	2002
				vs	vs.
	2003	2002	2001	2002	2001

	(in millions)
Satellite Services revenues	$296	$395	$464	(25)%	(15)%
Cost of Satellite Services	254	268	304	(5)%	(12)%
Selling, general and administrative expenses	63	60	82	5%	(27)%

Operating (loss) income	(21)	67	78	(131)%	(14)%
Add: depreciation and amortization	162	153	185	6%	(17)%

Adjusted EBITDA before eliminations	$141	$220	$263	(36)%	(16)%

      See Revenues from Satellite Services, Cost of Satellite Services and Selling, General and Administrative Expenses, for an explanation of the changes in these items for the periods presented. The net increase in depreciation and amortization expense of $9 million in 2003 as compared to 2002 was primarily due to the shortening in the estimated life of a satellite, offset by lower depreciation expense due to the timing of assets placed in service and assets that became fully depreciated. The decrease in depreciation and amortization expense of $32 million in 2002 as compared to 2001 was primarily due to an $18 million decrease in amortization expense for goodwill resulting from the adoption of SFAS No. 142 and a $14 million decrease in depreciation, due to the timing of assets placed in service and assets that became fully depreciated. As a result of the above, Adjusted EBITDA before eliminations decreased $79 million in 2003 and decreased $43 million in 2002 as compared to the respective prior year.

      As of December 31, 2003, Satellite Services had seven satellites in-orbit and three under construction (including one launched in January 2004 that has a problem with its solar array deployment, see below). At December 31, 2003, Satellite Services’ backlog totaled $1.3 billion, including intercompany backlog of $37 million and $479 million in backlog relating to the Intelsat transaction. As of December 31, 2002, backlog was $1.4 billion, including intercompany backlog of $41 million. Approximately $223 million of the 2003 backlog is expected to be realized in 2004, including approximately $4 million of intercompany backlog. Total assets for the segment were $2.0 billion and $1.9 billion as of December 31, 2003 and 2002, respectively. Capital expenditures were approximately $171 million in 2003 and are expected to substantially decrease in 2004, as a result of the sale of the satellite assets serving the North American market to Intelsat and the fact that the remaining satellite under construction is expected to be launched in 2004.

      In January 2004, the Company’s Telstar 14/ Estrela do Sul-1 satellite was successfully launched, but after launch the satellite only partially deployed its North solar array. SS/ L, the manufacturer of the satellite, is raising the satellite to geostationary orbit. The satellite is currently generating enough power to operate between 10 and 14 Ku-band transponders, making it capable of meeting immediate customer requirements, as well as Brazilian government requirements. The book value of Telstar14/ Estrela do Sul-1 at December 31, 2003 was $253 million and is included in satellites under construction. It is insured for partial and total losses up to a maximum of $250 million.

Satellite Manufacturing

				% Increase
				(Decrease)

	Years Ended December 31,			2003	2002
				vs	vs.
	2003	2002	2001	2002	2001

	(in millions)
Satellite Manufacturing revenues	$474	$853	$815	(44)%	5%
Cost of Satellite Manufacturing	617	868	742	(29)%	17%
Selling, general and administrative expenses	43	52	70	(17)%	(26)%

Operating (loss) income	(186)	(67)	3	178%	N/A
Add: depreciation and amortization	27	33	41	(18)%	(20)%

Adjusted EBITDA before eliminations	$(159)	$(34)	$44	368%	(177)%

      See Revenues from Satellite Manufacturing, Cost of Satellite Manufacturing and Selling, General and Administrative Expenses, for an explanation of the changes in these items for the periods presented. The decrease of $6 million in depreciation and amortization in 2003 as compared to 2002 was primarily due to reduced capital spending from 2001 to 2003. The decrease of $8 million in depreciation and amortization expense in 2002 as compared to 2001 was primarily due to the adoption of SFAS No. 142. As a result of the above, Adjusted EBITDA before eliminations decreased $125 million in 2003 and $78 million in 2002, as compared to the respective prior year.

      Adjusted EBITDA before eliminations also decreased because of the absence of new satellite awards from December 2001 to October 2003.

      In October 2003, SS/ L received three new satellite orders through authorizations to proceed from existing customers (two from DIRECTV and one from PanAmSat) having an aggregate value in excess of $320 million and an option for another satellite for PanAmSat. DIRECTV also increased the total contract value for the nearly completed DIRECTV 7S by $25 million to approximately $165 million. In addition, Intelsat has agreed to order a new satellite from SS/ L upon closing of the sale of the fleet serving the North American market.

      As of December 31, 2003 and 2002, backlog for SS/ L was $536 million (excluding approximately $240 million associated with the fourth quarter awards, see Consolidated Backlog) and $763 million, including intercompany backlog of $145 million and $275 million, respectively. Approximately $471 million of the 2003 backlog is expected to be realized in 2004, including approximately $145 million of intercompany backlog. The decline in backlog is due to a lack of new satellite orders resulting from an industry-wide slowdown in orders and concerns regarding Loral’s financial condition. Total SS/ L assets were $362 million and $690 million as of December 31, 2003 and 2002, respectively. Capital expenditures in 2003 were approximately $6 million and are expected to increase slightly in 2004.

Critical Accounting Matters

      The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses reported for the period. Actual results could differ from estimates.

          Revenue recognition

      The majority of our Satellite Manufacturing revenue is associated with long-term fixed-price contracts. Revenue and profit from satellite sales under these long-term contracts are recognized using the cost-to-cost percentage of completion method, which requires significant estimates. Loral uses this method because reasonably dependable estimates can be made based on historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates include forecasts of costs and schedules, estimating contract revenue related to contract performance (including estimated amounts for penalties, performance incentives and orbital incentives that will be received as the satellite performs on orbit) and the potential for component obsolescence in connection with long-term procurements. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. Provisions for losses on contracts are recorded when estimates determine that a loss will be incurred on a contract at completion. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract; accordingly, favorable changes in estimates in a period will result in additional revenue and profit, and unfavorable changes in estimates will result in a reduction of revenue and profit or the recording of a loss that will be borne solely by Loral.

          Depreciation

      Depreciation is provided for on the straight-line method for satellites over the estimated useful life of the satellite, which is determined by engineering analyses performed at the satellite’s in-service date and re-evaluated periodically. A decrease in the useful life of a satellite would result in increased depreciation expense.

          Billed receivables, vendor financing and long-term receivables

      Loral is required to estimate the collectibility of its billed receivables, vendor financing and long-term receivables. A considerable amount of judgment is required in assessing the collectibility of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. Charges for bad debts recorded to the income statement on billed receivables during 2003, 2002, and 2001 were $7.4 million, $4.3 million and $3.7 million, respectively. At December 31, 2003 and 2002, billed receivables were net of allowances for doubtful accounts of $11.7 million and $7.1 million, respectively. Long-term receivables were net of allowances of $8.1 million as of December 31, 2003 and vendor financing was net of a valuation allowance of $32.6 million as of December 31, 2002 (relating to vendor financings in connection with an agreement reached with Sirius to convert vendor financing receivables into Sirius’ equity). We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial condition, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are re-evaluated periodically.

          Inventories

      Inventory is reviewed for estimated obsolescence or unusable items and, if appropriate, is written down to the net realizable value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those we project, additional inventory write-downs may be required. These are considered permanent adjustments to the cost basis of the inventory. Charges for inventory obsolescence recorded to the income statement during 2003, 2002, and 2001 were $49.5 million, $14.0 million and $5.9 million, respectively.

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

      We use the liability method in accounting for taxes whereby income taxes are recognized during the year in which transactions enter into the determination of financial statement income or loss. Deferred taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying statutory tax rates in effect for the year during which the differences are expected to reverse. We assess the recoverability of our deferred tax assets and, based upon this analysis, record a valuation allowance against the deferred tax assets to the extent recoverability does not satisfy the “more likely than not” recognition criteria in SFAS No. 109.

      Based upon this analysis, we concluded during the fourth quarter of 2002 that, due to insufficient positive evidence substantiating recoverability, a 100% valuation allowance should be established for the entire balance of our net deferred tax assets. During 2003, we recorded no benefit for our domestic loss and continued to maintain the valuation allowance, increasing the reserve by $94.4 million to a balance of $670.9 million.

      We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal. Until such time, we expect to report no income tax provision net of valuation allowance adjustments, except for potential alternative minimum taxes and minor state, local and foreign tax provisions. When we determine that we will be able to realize all or a part of the benefit from our deferred tax assets, reversal of the valuation allowance will increase income in the period the determination is made.

          Pension and other employee benefits

      We maintain a pension plan and a supplemental retirement plan. These plans are defined benefit pension plans. In addition to providing pension benefits, we provide certain health care and life insurance benefits for retired employees and dependents. These pension and other employee benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate and expected long-term rate of return on plan assets. Material changes in these pension and other employee benefit costs may occur in the future due to changes in these assumptions, as well as our actual experience.

      The discount rate is subject to change each year, consistent with changes in applicable high-quality long-term corporate bond indices, such as the Moody’s AA Corporate Bond Index. The discount rate determined on this basis was 6.25% as of December 31, 2003, a decline of 50 basis points from December 31, 2002. This had the effect of increasing our accumulated benefit obligations (“ABO”) for pensions by $17.6 million and for other employee benefits by $3.8 million as of December 31, 2003.

      The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the plan’s projected benefit obligation, asset mix and the fact that its assets are actively managed to mitigate risk. Allowable investment types include equity investments and fixed income investments. Pension plan assets are managed by Russell Investment Corp., which allocates the assets into specified Russell-designed funds as we direct. Each specified Russell fund is then managed by investment managers chosen by Russell. The targeted short and long-term allocation of our pension plan assets is 60% in equity investments and 40% in fixed income investments. Based on this target allocation, the fifteen-year historical return of our investment managers has been 10.9%. The expected long-term rate of return on plan assets determined on this basis was 9.0% for 2003, a decline of 50 basis points from 2002.

      These pension and other employee costs are expected to decrease to approximately $22 million in 2004 from $28 million in 2003 primarily due to better asset returns, a reduction in force and other employee benefit plan changes, offset by the drop in discount rate. Lowering the discount rate and the expected long-term rate of return each by 0.5% would have increased these pensions and other employee benefits costs by approximately $3.3 million and $1.0 million, respectively, in 2003.

      On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (DIMA). The Act introduces a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with the FASB Staff Position No. 106-1, we are electing to defer recognition of any potential savings on the measure of accumulated postretirement benefit obligation or net periodic benefit cost as a result of DIMA until specific authoritative guidance on the accounting of the federal subsidy is issued. Therefore, the financial statements do not reflect the effects of the Act on the plan.

      The ABO for the pension plan exceeded the fair value of plan assets by $94 million at December 31, 2003 (the “unfunded ABO”). This was primarily due to the negative returns on the pension funds in previous years arising from the overall decline in the equity markets, and a decline in the discount rate used to estimate the pension liability as a result of declining interest rates. Therefore, Loral was required to establish a minimum liability and record an additional $4.5 million during 2003, for a total charge to equity of $69.2 million for the unfunded ABO, to the extent not already reflected as a liability. The ABO was measured using a discount rate of 6.25% as of December 31, 2003. Lowering the discount rate by 0.5% would have increased the ABO and the resulting minimum liability and charge to equity by approximately $17.6 million. Market conditions and interest rates significantly impact future assets and liabilities of Loral’s pension plans. This charge to equity will be revalued based upon plan assets and the measurement of plan obligations at the end of each fiscal year.

          Contingencies

      Contingencies by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss, if any. The most important contingencies affecting our financial statements are detailed below under Commitments and Contingencies.

Liquidity and Capital Resources

Cash and Available Credit

      As of December 31, 2003, we had $142 million of cash (not including $3 million of restricted cash presented in other current assets, which we will have access to upon repayment of our bank debt), $6 million of outstanding letters of credit and had no further credit available from our credit facilities. Transfer of this cash, which is held in various separate legal entities, is subject to the provisions of the cash collateral order (see Cash Collateral Order below). Cash flow from Satellite Services is fairly predictable because it is based on an existing base of long-term customer contracts. Cash flow from Satellite Manufacturing, however, is not as predictable, because it depends on a number of factors, some of which are not within SS/ L’s control. For example, most satellite contracts are long-term (two to three years) fixed price contracts that require significant estimates when they are competitively bid (which may include cost estimates for new technologies). In addition, various component manufacturers that subcontract for SS/ L may not meet required manufacturing specifications or timetables, which may cause SS/ L to miss milestones and incur penalties. Customers may also require SS/ L to have a source of liquidity to support new satellite orders in light of Loral’s financial condition.

Contractual Obligations and Other Commercial Commitments

      The following tables aggregate our contractual obligations and other commercial commitments as of December 31, 2003 (in thousands).

     Contractual Obligations(1):

	Payments Due by Period

	Total	1 Year	2-3 Years	4-5 Years	After 5 Years

Debt(2)	$2,236,864	$2,236,864	$—	$—	$—
Operating leases(3)	175,082	30,452	43,742	32,196	68,692
Unconditional purchase obligations (4)	107,568	105,003	2,487	78	—
Other long-term obligations(5)	164,648	113,920	9,072	39,972	1,684
Preferred stock redemptions(6)	223,981	—	187,274	36,707	—

Total contractual cash obligations	$2,908,143	$2,486,239	$242,575	$108,953	$70,376

     Other Commercial Commitments:

		Amount of Commitment Expiration Per Period
	Total
	Amounts				After
	Committed	1 Year	2-3 Years	4-5 Years	5 Years

Standby letters of credit and Guarantees(7)	$7,850	$5,470	$—	$—	$2,380

(1)	Pursuant to Section 365 of the Bankruptcy Code, Loral and its Debtor subsidiaries may reject or assume prepetition executory contracts and unexpired leases, and parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court which will be addressed in the context of the Chapter 11 Cases. The above table includes amounts that are subject to compromise under a plan of reorganization, including: all of our debt and preferred stock, and certain of our operating leases, unconditional purchase obligations and other long-term obligations. See Note 9 to the consolidated financial statements for further detail on liabilities subject to compromise.

(2)	Represents cash obligations for principal payments and the difference in the carrying value and principal amount for Loral Orion’s 10% senior notes that was amortized over the life of the notes. As a result of our Chapter 11 filing on July 15, 2003, all of our debt obligations have been accelerated. While we have continued to pay interest on our bank debt, we have stopped accruing and paying interest on all of our senior unsecured notes with an aggregate principal amount of $1.05 billion. This has significantly reduced our cash interest payments. See Note 10 to the consolidated financial statements for further detail on our debt obligations.

(3)	Represents future minimum payments under operating leases with initial or remaining terms of one year or more, net of sub-lease rentals of $2.0 million.

(4)	SS/ L has entered into various purchase commitments with suppliers due to the long lead times required to produce purchased parts and launch vehicles (year 1 amount includes $36 million of launch vehicle obligations expected to be paid by Intelsat for one of the satellites to be sold). Unassigned launch vehicle commitments represent the minimum amount due if the launch contract is terminated.

(5)	Primarily represents vendor financing related amounts owed to subcontractors, of which $47 million is non-recourse to SS/ L in the event of non-payment by Globalstar due to bankruptcy, and amounts due to APT representing Loral’s share of the project cost of Telstar 18.

(6)	In August 2002, Loral’s Board of Directors approved a plan to suspend indefinitely the future payment of dividends on its two series of preferred stock. Accordingly, we have deferred the payments of quarterly dividends due on our Series C and Series D preferred stock. We stopped accruing dividends on our two series of preferred stock on July 15, 2003 in our consolidated financial statements, as a result of our Chapter 11 filing.

Our Series C and Series D preferred stock have mandatory redemption dates in 2006 and 2007, respectively. We have the right to make mandatory redemption payments to the holders in either cash or common stock, or a combination of the two. As a consequence of the Chapter 11 Cases, it is not likely that a mandatory redemption will occur. As a result of the adoption of SFAS 150, we reclassified our preferred stock to liabilities from shareholders’ deficit at June 30, 2003 and the related dividends since adoption have been included in interest expense (see Note 3 to the consolidated financial statements).

(7)	Letters of credit have a maturity of one year and are renewed annually.

     Cash Collateral Order

      As previously stated, substantially all of the assets of Loral SpaceCom and Loral Satellite constitute collateral security for the obligations that are owed to our bank lenders. Under the Bankruptcy Code, Loral SpaceCom and Loral Satellite are authorized to use the existing cash or cash proceeds of this collateral (the “Cash Collateral”) only in accordance with the cash collateral order.

      On the date the Chapter 11 Cases were commenced, the Bankruptcy Court entered an order authorizing the Debtors to use the Cash Collateral to fund all operating expenses associated with their businesses in accordance with an agreed upon budget and in accordance with certain other terms set forth in the order. The use of the Cash Collateral can be terminated by the bank lenders upon the occurrence of certain events specified in the order. The bank lenders have granted the Debtors a number of waivers in the past. In fact, the Debtors currently are operating under a waiver that temporarily sets aside certain of the order’s requirements, among them, the requirement for an agreed upon business plan, certain financial tests, maintenance of in-orbit insurance at certain levels and delivery of financial statements. There can be no assurance that the bank lenders will grant future waivers. In the event the Debtors’ ability to use the Cash Collateral is terminated, the Debtors would still have the right to seek the authority of the Bankruptcy Court to use the Cash Collateral notwithstanding any objection by the bank lenders. There can be no assurance, however, that the Bankruptcy Court would grant this request.

     Net Cash Provided by Operating Activities

      Net cash provided by operating activities for 2003 was $225 million, due primarily to (i) a $74 million decrease in long-term receivables arising from the accelerated collection of orbital receivables, (ii) a $41 million increase in accounts payable due primarily to the timing of satellite related payments, including the start up of the three new satellite programs in the fourth quarter of 2003 and unpaid prepetition liabilities, (iii) a $34 million decrease in other current assets and other assets primarily resulting from a decrease in prepaid insurance and pension costs recorded in 2003, (iv) a $32 million decrease in contracts-in-process primarily resulting from net collections on customer contracts, (v) a $50 million increase in customer advances primarily due to the start up of the three new satellite programs in the fourth quarter of 2003 and (vi) a $26 million decrease in deposits primarily arising from the assignment of launch vehicles to satellite programs. These factors were offset by a decrease in long-term liabilities of $20 million due primarily to a decrease in deferred revenue and the settlement of the guaranteed residual value of a leased asset and net loss as adjusted for non-cash items of $30 million.

      Net cash provided by operating activities for 2002 was $193 million, due primarily to (i) net income as adjusted for non-cash items of $155 million, (ii) a $97 million decrease in contracts-in-process resulting from net collections on customer contracts and (iii) a $59 million decrease in deposits arising primarily from the assignment of launch vehicles to satellite programs. Offsetting factors include an $89 million decrease in accounts payable due primarily to the timing of satellite related payments and a $35 million decrease in customer advances due primarily to progress on satellite programs.

     Net Cash Used in Investing Activities

      Net cash used in investing activities was $150 million for 2003, primarily reflecting capital expenditures of $177 million mainly for the construction of satellites, and investments in and advances to affiliates of $19 million (primarily for XTAR), offset by proceeds of $46 million from the sale of Sirius common stock.

      Net cash used in investing activities was $139 million for 2002, primarily reflecting capital expenditures of $98 million mainly for the construction of satellites, and investments in and advances to affiliates of $41 million (including $29 million for XTAR).

     Net Cash Provided by (Used in) Financing Activities

      Net cash provided by financing activities in 2003 was $1 million, primarily due to net borrowings under revolving credit facilities of $71 million, offset by debt amortization payments of $70 million (including $31 million of interest payments on our 10% senior notes) and payment of bank amendment costs of $5 million.

      Net cash used in financing activities in 2002 was $148 million, primarily due to debt amortization payments of $133 million (including $46 million of interest payments on our 10% senior notes) and net cash used in equity transactions of $33 million (primarily dividend related payments), offset by net borrowings under revolving credit facilities of $18 million.

     Equity

      On June 4, 2003, our Board of Directors approved a reverse stock split of our common stock at a ratio of one-for-ten, resulting in a new par value of $0.10 per common share (previously $0.01 par value per common share). The reverse stock split became effective after the close of business on June 13, 2003. All references to common stock and per share amounts for all periods presented have been retroactively restated to reflect this reverse stock split.

     Other

      For 2003, our qualified pension plan, under the Internal Revenue Code and its regulations, was considered fully funded (i.e. assets are greater than liabilities) and there was no contribution required to be made in 2003. During 2004, based on current estimates, we expect to contribute $13 million to the qualified pension plan and expect to fund $3 million for other employee benefit plans.

     Affiliate Matters

      Loral has made certain investments in joint ventures in the satellite services business that are accounted for under the equity method of accounting. See Note 7 to the consolidated financial statements and Commitments and Contingencies in this Management’s Discussion and Analysis of Results of Operations and Financial Condition for further information on affiliate matters.

      Our consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in millions).

	Years Ended December 31,

	2003	2002	2001

Revenues	$28.7	$85.9	$100.9
Elimination of Loral’s proportionate share of losses (profits) relating to affiliate transactions	4.4	(10.9)	(1.5)
(Losses) profits relating to affiliate transactions not eliminated	(3.6)	9.9	3.7

      Our revenues from affiliates have declined from 2001 to 2003, primarily because satellite construction programs are nearing completion. We expect that revenues from affiliates will continue to decline for the foreseeable future.

          XTAR, L.L.C.

      XTAR, a joint venture between Loral and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”), a consortium comprised of leading Spanish telecommunications companies, including Hispasat, S.A., and agencies of the Spanish government, is constructing and plans to launch an X-band satellite in 2004 to provide X-band services to government users in the United States, Spain, and other friendly and allied nations. XTAR is owned 56% by Loral (accounted for under the equity method since we do not control certain significant operating decisions) and 44% by Hisdesat. For more information on XTAR, see Note 7 to the consolidated financial statements.

Commitments and Contingencies

      Our business and operations are subject to a significant number of risks, the most significant of which are summarized below.

I.	Financial Risk Factors

We filed for bankruptcy protection on July 15, 2003 and are subject to its associated risks and uncertainties.

      The Chapter 11 Cases could adversely affect relationships with our customers, suppliers and employees. This in turn could adversely affect the going concern value of the business and of its assets, particularly if the Chapter 11 Cases are protracted. Also, transactions outside the ordinary course of business will be subject to the prior approval of the Bankruptcy Court which may limit our ability to respond to certain market events or take advantage of certain market opportunities, and, as a result, our operations could be materially adversely affected.

      As a result of the Chapter 11 Cases, all $2.0 billion principal amount of our debt has been accelerated. During the pendency of the Chapter 11 Cases, we have not paid, and will not pay, interest on $1.05 billion of our unsecured debt. Although we and our Debtor Subsidiaries expect to file a plan or plans of reorganization that provide for emergence from Chapter 11 reorganization sometime in 2004, we cannot now describe the components or features of the plan, including whether the plan will provide for creditors to be paid in whole or in part or whether consideration they will receive will consist of cash, debt, equity or some combination thereof. In addition, there can be no assurance that we will be able to propose a plan, obtain court approval of any plan we propose, obtain acceptances from the number of creditors necessary to confirm a plan, or actually confirm and consummate a plan.

      We anticipate that, in any plan of reorganization ultimately confirmed by the Bankruptcy Court, our common and preferred stock will, at best, be severely diluted and may be eliminated entirely, with the result that common and preferred stockholders would receive no distribution.

Our emergence from Chapter 11 reorganization depends on the success of our business plan and our ability to generate enough cash to pay our obligations and fund our operations.

      We intend to reorganize around our remaining fleet of international satellites and our satellite manufacturing operations. As discussed in our Overview, we operate in highly competitive markets. Our overall financial condition and outstanding debt, and that of our subsidiaries, are factors that potential customers will consider prior to contracting for satellite services or making a satellite procurement decision. Our success depends on our ability to respond to these financial concerns and perform on a cost-effective and timely basis.

There may be certain tax implications upon our emergence from Chapter 11 reorganization.

      As of December 31, 2003, our U.S. subsidiaries had net operating loss carryforwards, or NOLs, of approximately $1.5 billion that can be used to offset future taxable income, including the tax gain that will be recognized upon the sale of our satellite assets serving the North American market to Intelsat. Our ability to use these NOLs, however, may be impaired in the future, depending upon various factors relating to our plan of reorganization such as how creditor claims are satisfied, how the equity interests in the reorganized company are distributed, the extent of any capital infusion by new investors, and our value and level of debt at the time we emerge from bankruptcy, which are all unknown factors at this time. Moreover, if it is determined that an “ownership change” occurred in the three-year period preceding our emergence from bankruptcy, future use of these NOLs would be severely limited. An ownership change would be triggered if shareholders owning 5% or more of our total equity value change their holdings during this three-year period by more than 50% in the aggregate. On August 22, 2003, the Bankruptcy Court entered an order to assist us in protecting our NOLs by establishing procedures that require certain proposed acquirers of our securities to notify us about a prospective acquisition, thus giving us an opportunity to file an objection with the Bankruptcy Court if we deem necessary. There is no guarantee that the Bankruptcy Court will rule in our favor in the event of a dispute between a proposed acquirer and us. A ruling against us could jeopardize a substantial portion of our NOLs.

We may lose our investment stake in Satmex.

      As of August 1, 2003, Satmex, our 49%-owned Mexican affiliate, ceased paying interest on its unsecured debt, constituting a default under all of its debt agreements. The potential acceleration of Satmex’s debt of $524 million and the shortfall of cash flow to pay interest could force Satmex to file for bankruptcy protection under Chapter 11 in the United States or reorganization under Mexican law or both. Following such a proceeding, our investment in Satmex would likely be worthless.

      In addition to Satmex’s debt, Servicios Corporativos Satelitales, S.A. de C.V. (“Servicios”), the parent company of Satmex, has defaulted on its debt obligation. Loral and Principia had previously pledged their respective shares in Servicios’ parent company, the primary vehicle through which our equity interest in Satmex is held, as collateral for Servicios’ debt obligation. These shares are now subject to foreclosure by the Mexican government. See Note 7 to the consolidated financial statements.

II.	Operational Risk Factors

Launch failures have delayed some of our operations in the past and may do so again in the future.

      We depend on third parties, in the United States and abroad, to launch our satellites. Satellite launches are risky, and some launch attempts have ended in complete or partial failure. We ordinarily insure against launch failures, but at considerable cost. The cost and the availability of insurance vary depending on market conditions and the launch vehicle used. Our insurance typically does not cover business interruption; launch failures may therefore result in uninsured economic losses. Replacing a lost satellite typically requires at least 24 months from contract execution to launch.

      For example, on January 10, 2004, Loral’s Telstar 14/ Estrela do Sul-1 communications satellite was launched by Boeing Sea Launch, but only partially deployed its North solar array. Although insured for partial and total losses up to a maximum of $250 million, the failed solar array deployment has resulted in only 10 to 14 ku-band transponders currently being available to customers, which will impact the roll out of our Brazilian business and will reduce operating revenues pending construction of a replacement satellite.

After launch, our satellites remain vulnerable to in-orbit failures which may result in reduced revenues and profits and other financial impact.

      In-orbit damage to or loss of a satellite before the end of its expected life results from various causes, some random, including component failure, degradation of solar panels, loss of power or fuel, inability to maintain the satellite’s position, solar and other astronomical events, and space debris. Satellites are built with redundant components to permit their continued operation in case of a component failure. Certain of our satellites are currently operating using back-up components because of the failure of primary components. If these back-up components fail and the primary components cannot be restored, these satellites could lose capacity or be total losses resulting in a loss of revenues and profits. Repair of satellites in space is not feasible.

      For example, in September 2003 the high voltage bus on Loral’s Telstar 4 satellite short circuited, causing it to cease operations. The satellite was insured for $141 million. The agent for the secured lenders of Loral SpaceCom is named as the loss payee on the Telstar 4 insurance policy. Under Loral’s agreement to sell its satellite assets serving the North American market to Intelsat as previously discussed, the purchase price for those assets will be reduced by any Telstar 4 insurance proceeds received prior to closing, net of any payments by Loral to customers for warranty claims. Moreover, to the extent that the insurance proceeds actually received are less than $141 million, our recent amendment to the Intelsat purchase agreement would provide for a dollar-for-dollar reduction in the price paid by Intelsat under its new satellite construction contract with SS/ L. For further details see Note 2 to the consolidated financial statements.

      Loral Skynet has in the past entered into prepaid leases, sales contracts and other arrangements relating to transponders on its satellites. Under the terms of these agreements, Loral Skynet may be required to replace transponders that do not meet operating specifications. Failure to replace such transponders may result in a payment obligation on the part of Loral Skynet.

Some satellites built by SS/ L, including six satellites operated by subsidiaries or affiliates of Loral, have experienced minor losses of power from their solar arrays.

      Fourteen satellites built by SS/ L have experienced minor losses of power from their solar arrays. None of these, however, have exhibited any performance problems but there can be no assurance that one or more will not experience an additional power loss that could lead to a loss of transponder capacity and performance degradation. A partial or complete loss of a satellite could result in a loss of orbital incentive payments to SS/L and a loss of revenues and profits for Loral Skynet or other affiliates. SS/ L has instituted remedial measures to prevent similar anomalies from occurring on satellites under construction or in development. For further details see Note 17 to the consolidated financial statements.

It may be difficult to obtain full insurance coverage for satellites that have, or are part of a family of satellites that has, experienced problems in the past.

      We cannot assure that, upon the expiration of an insurance policy, we will be able to renew the policy on terms acceptable to us. Insurers may require either exclusions of certain components or may place similar limitations on coverage in connection with insurance renewals for such satellites in the future. An uninsured loss of a satellite would have a material adverse effect on our financial performance. For further details see Note 17 to the consolidated financial statements.

Like other satellite operators, we are faced with increased launch and in-orbit insurance premiums and shorter coverage periods.

      Insurers also have made more stringent the coverage terms of our launch and in-orbit insurance. At the same time, the cost of obtaining this insurance has increased significantly. While these developments in the insurance industry have increased our cost of doing business there can be no assurance that we will be able to pass the cost on to our customers. For further details see Note 17 to the consolidated financial statements.

Our satellite services businesses compete with other providers for market share and customers.

      We face heavy competition in the transponder leasing business from companies such as PanAmSat Corporation, SES Global, New Skies, Intelsat and Eutelsat. Competition puts downward pressure on prices and may result in the reduced utilization of our fleet capacity, both of which may have an adverse effect on our financial performance.

      Furthermore, upon closing of the Intelsat transaction, we will be prohibited, subject to certain exceptions, for two years following the closing, from engaging in the following activities:

•	Leasing or otherwise providing satellite services transponder capacity (other than for our network services business) to a customer for transmission within the United States;

•	Locating a satellite in the orbital arc between 54 degrees W.L. and 143 degrees W.L. for the purpose of engaging in the prohibited service; and

•	Soliciting existing customers on the satellite fleet serving the North American market to migrate their service to our satellites.

      Our transponder leasing business also competes with fiber optic cable and other terrestrial delivery systems, which have a cost advantage in point-to-point applications. Competition in this sector has increased because there is an over-supply of transponders in the global market, existing customers are using less capacity and fewer new customers are entering the market than in past years. Moreover, we have had a higher rate of customer defaults than in previous years, a trend, if it continues, that may further increase overcapacity.

      Similarly, our network services business faces competition not only from other satellite-based providers, but also from providers of land-based data communications services, such as cable, DSL (digital subscriber line), wireless local loop and traditional telephone service providers. We will face further price pressure from these companies as they continue to compete for our Internet services.

      As land-based telecommunications services expand and become more sophisticated, demand for some satellite-based services may be reduced. New technology could render satellite-based services less competitive by satisfying consumer demand in other ways or through the use of incompatible standards. We also compete for local regulatory approval in places where more than one provider may want to operate, and for scarce frequency assignments and fixed orbital positions.

The satellite manufacturing market continues to be highly competitive.

      Space Systems/ Loral competes with several large, well-capitalized companies such as: Boeing and Lockheed Martin in the United States, and Alcatel and Astrium in Europe. In 2003, orders were placed for 18 commercial GEO satellites, an improvement over 2002 when only one of the seven orders placed was subject to a competitive bidding process. This compares to approximately 25 to 30 awards across the industry in each of 2001 and 2000. U.S. satellite manufacturers also must contend with export control regulations that put them at a disadvantage when competing for foreign customers. SS/ L, which had not won an order since December 2001, received orders and authorizations to proceed for four satellites in the fourth quarter of 2003 (including the expected Intelsat order) as the market began to improve. If SS/ L is not successful in sustaining a similar order rate and increasing its backlog this year and beyond, our financial performance would be materially and adversely affected.

SS/ L’s contracts are subject to adjustments, cost overruns and termination.

      SS/ L’s accounting for long-term contracts requires adjustments to profit and loss based on estimates revised during the execution of the contract. These adjustments may have a material effect on our consolidated financial position and our results of operations in the period in which they are made. The estimates giving rise to these risks, which are inherent in long-term, fixed-price contracts, include the forecasting of costs and schedules, contract revenues related to contract performance, and the potential for component obsolescence due to procurement long before assembly.

      SS/ L’s major contracts are primarily firm fixed-price contracts under which work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred. While cost savings under these fixed-price contracts would result in gains to SS/ L, cost increases would result in losses borne solely by SS/ L. Under such contracts, SS/ L may receive progress payments, or it may receive partial payments upon the occurrence of certain program milestones. Moreover, some of SS/ L’s customers are start-up companies, and there can be no assurance that these companies will be able to fulfill their payment obligations under their contracts with SS/ L.

      SS/ L’s contracts are terminable for default for non-performance, including schedule delays. In that event, SS/ L is generally obligated to refund to the customer all payments received plus penalties, and SS/ L may be liable for damages. A termination for default could have a material adverse effect on SS/ L and us.

      In addition, many of SS/ L’s contracts and subcontracts may be terminated at will by the customer or the prime contractor. In the event of such a termination, SS/ L is normally entitled to recover the purchase price for delivered items, reimbursement for allowable costs for work in process, and an allowance for profit or an adjustment for loss, depending on whether completion of the project would have resulted in a profit or loss. Such terminations may occur in the future.

SS/ L may forfeit payments from customers as a result of satellite failures or losses after launch, or may be liable for penalty payments under certain circumstances, and these losses may be uninsured.

      Some of SS/ L’s satellite manufacturing contracts provide that some of the total price is payable as “incentive” payments earned over the life of the satellite. SS/ L generally does not insure for these payments and in some cases agrees with its customers not to insure them.

      SS/ L records the present value of incentive payments as revenue during the construction of the satellite. SS/ L generally receives the present value of these incentive payments if there is a launch failure or a failure caused by customer error. SS/ L forfeits some or all of these payments, however, if the loss is caused by satellite failure or as a result of its own error.

      Some of SS/ L’s contracts call for in-orbit delivery, transferring the launch risk to SS/ L. SS/ L generally insures against that exposure. In addition, some of SS/ L’s contracts provide that SS/ L may be liable to a customer for penalty payments under certain circumstances, including late delivery or that a portion of the price paid by the customer are subject to “warranty payback” in the event satellite anomalies were to develop (see Note 17 to the consolidated financial statements). These contingent liabilities are not insured by SS/ L.

We are subject to export controls, which may result in delays and additional costs. SS/ L is still awaiting approval for the launch of ChinaSat 8.

      SS/ L is required by the U.S. State Department to obtain licenses and enter into technical assistance agreements to export satellites and related equipment, and to disclose technical data to foreign persons. The delayed receipt of or the failure to obtain the necessary licenses and agreements may interrupt the completion of a satellite contract by SS/ L and could lead to a customer’s cancellation of a contract, monetary penalties and/or the loss of incentive payments. For example, SS/ L completed construction of the ChinaSat 8 satellite in December 1998 but the launch of the satellite has been delayed pending the necessary approvals from the State Department. If, as a result of the delay, ChinaSat were to terminate its contract with SS/ L, it could seek a refund of $82 million for payments made to SS/ L for the satellite as well as up to $11 million in penalties. Moreover, there can be no assurance that an agreement to release SS/ L from $52.5 million of potential liabilities relating to the launcher will be completed. For further details see Note 17 to the consolidated financial statements.

      Some of our customers and potential customers, along with insurance underwriters and brokers have raised concerns that U.S. export control laws and regulations excessively restrict their access to information about the satellite during construction and on-orbit. To the extent that our non-U.S. competitors are not subject to these export control laws and regulations, they may enjoy a competitive advantage with foreign customers, and, to the extent that our foreign competitors continue to gain market share, it could become increasingly difficult for the U.S. satellite manufacturing industry, including SS/ L, to recapture this lost market share.

Our business is regulated, causing uncertainty and additional costs.

      Multiple authorities regulate our business, including the Federal Communications Commission, the International Telecommunication Union (ITU) and the European Union. Regulatory authorities can modify, withdraw or impose charges or conditions upon, or deny or delay action on applications for, the licenses we need, and so increase our costs.

      To prevent frequency interference, the regulatory process requires potentially lengthy and costly negotiations with third parties who operate or intend to operate satellites at or near the locations of our satellites. For example, as part of our coordination effort on Telstar 12, we agreed to provide four 54 MHz transponders on Telstar 12 to Eutelsat for the life of the satellite and have retained risk of loss with respect to those transponders. We also granted Eutelsat the right to acquire, at cost, four transponders on the replacement satellite for Telstar 12. We are in discussions with various administrations regarding Telstar 12’s continued operation at 15 degrees W.L. If these coordination discussions are not successful, Telstar 12’s useable capacity may be reduced.

      Failure to successfully coordinate our satellites’ frequencies or to resolve other required regulatory approvals could have an adverse effect on our consolidated financial position and our results of operations. For further details, see Note 17 to the consolidated financial statements.

We face risks in conducting business internationally.

      For the year ended December 31, 2003, approximately 29% of our revenue was generated from customers outside of the United States. We could be harmed financially and operationally by changes in foreign regulations and telecommunications standards, tariffs or taxes and other trade barriers. Almost all of our contracts with foreign customers require payment in U.S. dollars, and customers in developing countries could have difficulty obtaining U.S. dollars to pay us due to currency exchange controls and other factors. Exchange rate fluctuations may adversely affect the ability of our customers to pay us in U.S. dollars. If we need to pursue legal remedies against our foreign business partners or customers, we may have to sue them abroad where it could be difficult for us to enforce our rights.

We share control of our affiliates with third parties.

      Third parties have significant ownership, voting and other rights in our affiliates. As a result, we do not have control over management of these entities. The rights of these third parties and fiduciary duties under applicable law could result in others acting or omitting to act in ways that are not in our best interest. To the extent that these entities are or become customers of SS/ L, these conflicts could become acute. For example:

•	Primary control of Satmex is vested in Mexican nationals, as required by Mexican law, subject to certain approval rights that we retain.

•	Hisdesat enjoys certain approval rights in XTAR, our X-band joint venture.

We rely on key personnel.

      We need highly qualified personnel. Except for Bernard L. Schwartz, our Chairman and Chief Executive Officer, none of our officers has an employment contract nor do we maintain “key man” life insurance. The departure of any of our key executives could have an adverse effect on our business.

III.	Other Risks

      Litigations and disputes. We are involved in a number of ongoing litigations. For further details see Item 3, Legal Proceedings. In addition, we are involved in a number of disputes which may not be resolved without recourse to litigation. For example, International Launch Services claims that it is entitled to termination charges of up to $54.75 million with respect to three terminated launches. For further details, see Note 17 to the consolidated financial statements. If any of these litigations or disputes are decided against us it could have a material adverse affect on our financial condition and our results of operation.

      Globalstar. In April 2003, one of Globalstar’s creditors filed a motion seeking reconsideration of court approval of an agreement between Loral and Globalstar and Globalstar’s official creditor’s committee in which, among other things, Globalstar granted to Loral, subject to certain conditions, a general release of all claims Globalstar might have against Loral. The court denied this motion for reconsideration in May 2003, and, in June 2003, the creditor filed with the Federal Appeals Court a notice of appeal of the court’s order approving the Settlement. Although the Company believes that the appeal, which is currently pending, is without merit, no assurance can be given in this regard or as to what relief, if any, might be granted in the event the appeal were to be successful.

      Shareholder Rights. Since we are a Bermuda company, the principles of law that govern shareholder rights, the validity of corporate procedures and other matters are different from those that would apply if we were a U.S. company. For example, it is not certain whether a Bermuda court would enforce liabilities against us or our officers and directors based upon United States securities laws either in an original action in Bermuda or under a United States judgment. Bermuda law giving shareholders the right to sue directors is less developed than in the United States and may provide fewer rights.

Other Matters

Accounting Pronouncements

      During 2003, we adopted certain new accounting pronouncements (see Consolidated Operating Results — Cumulative Effect of Change in Accounting Principle above). There are also other pronouncements that have been issued, but are not yet required to be adopted (see Note 3 to the consolidated financial statements).

      On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. Our net loss for the year ended December 31, 2001, without the amortization of goodwill would have been $169.8 million, as adjusted, as compared to $196.5 million as reported. The decrease of $26.6 million would have lowered the reported loss per share from $8.56 to $7.74, as adjusted.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

          Foreign Currency

      Upon filing Chapter 11, SS/ L’s hedges with counterparties (primarily yen denominated forward contracts) were cancelled leaving SS/ L vulnerable to foreign currency fluctuations in the future. The inability to enter into forward contracts exposes SS/ L’s future revenues, costs and cash associated with anticipated yen denominated receipts and payments to currency fluctuations. As of December 31, 2003, SS/ L had the following amounts denominated in Japanese Yen that were unhedged (in millions):

	Japanese Yen	U.S.$

Future revenues	¥2,263	$21.6
Future expenditures	1,339	12.5
Contracts-in-process (unbilled receivables)	3,449	31.0

      At December 31, 2003, SS/ L also had future expenditures in EURO’s of $1.5 million ($1.8 million U.S.) that were unhedged.

          Interest

      As of December 31, 2003, our primary interest rate exposure was from loss of earnings and cash flow that could result from the movement in market rates on its bank debt of $967 million, which had a blended interest rate of 5.47%. As a result of our Chapter 11 filing, all $2.2 billion of our debt has been accelerated and is included in liabilities subject to compromise.

      As of December 31, 2002, approximately 58% of our outstanding debt had fixed interest rates. In 2002, we strived to manage our interest rate risk by balancing the composition of our fixed versus variable rate borrowings combined with the monitoring of the overall level of borrowings and did not actively manage our interest rate risk through the use of derivatives or other financial instruments.

      As of December 31, 2003, the carrying value of our debt obligations was $2.2 billion and the fair value of such debt was $1.7 billion. As of December 31, 2002, the carrying value of our long-term debt was $2.2 billion and the fair value of such debt was $1.3 billion. The fair value of our debt obligations is based on the carrying value for those obligations that have short-term variable interest rates on the outstanding borrowings and quoted market prices for obligations with long-term or fixed interest rates (the fair value for the Loral Orion 11.25% and 12.5% senior notes was based on the quoted market price of the Loral Orion 10% senior notes, as there was no active market for those senior notes). Approximately $214 million and $245 million of the difference between the carrying amount and the fair value of our debt obligations as of December 31, 2003 and 2002, respectively, is attributable to the accounting for the Loral Orion exchange offers (see Note 10 to the consolidated financial statements).

Item 8.	Financial Statements and Supplementary Data

      See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Disclosure Controls and Procedures

      (a) Disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15-d-15(e)) as of December 31, 2003, have concluded that, our disclosure controls and procedures were effective and designed to ensure that material information relating to Loral and its consolidated subsidiaries required to be in our filings under the Securities and, Exchange Act of 1934 would be made known to them by others within those entities in a timely manner.

      (b) Internal controls over financial reporting. There were no significant changes in our internal controls over financial reporting (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(f) and 15-d-15(f)) during the most recent fiscal quarter that we judge to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

      The following sets forth information concerning Loral’s directors as of March 1, 2004.

Bernard L. Schwartz

Age:	78
Director Since:	1996
Business Experience:	Mr. Schwartz is Chairman of the Board of Directors and Chief Executive Officer of the Company.
Other Directorships:	First Data Corp., K&F Industries, Inc. and Satélites Mexicanos, S.A. de C.V. Trustee of NYU Medical Center and Health System, Thirteen/ WNET Educational Broadcasting Corporation and the Baruch College Fund.

Howard Gittis

Age:	70
Director Since:	1996
Business Experience:	Mr. Gittis is Director, Vice Chairman and Chief Administrative Officer of MacAndrews & Forbes Holdings Inc. and its various affiliates.
Other Directorships:	Jones Apparel Group, Inc., M & F Worldwide Corp., REV Holdings Inc., Revlon Consumer Products Corporation, Revlon, Inc. and Scientific Games Corporation

Robert B. Hodes

Age:	78
Director Since:	1996
Business Experience:	Mr. Hodes is counsel to Willkie Farr & Gallagher, a law firm in New York, N.Y., and, until 1996, was a partner in and co-chairman of that firm.
Other Directorships:	K&F Industries, Inc., LCH Investments, N.V., Mueller Industries, Inc., The National Philanthropic Trust, Restructured Capital Holdings, Ltd. and R.V.I. Guaranty Ltd.

Gershon Kekst

Age:	69
Director Since:	1996
Business Experience:	Mr. Kekst is President of Kekst and Company Incorporated, a strategic corporate communications (consulting) firm.

Charles Lazarus

Age:	80
Director Since:	1996
Business Experience:	Mr. Lazarus is Chairman Emeritus of Toys “R” Us, Inc.

Sally Minard

Age:	61
Director Since:	2002
Business Experience:	Ms. Minard is co-chair of the Women’s Leadership Forum of the Democratic National Committee in New York State. She was co-founder and CEO of Lotas Minard Patton McIver, an advertising communications firm in New York, N.Y., from 1986-1999.
Other Directorships:	American Red Cross (NY), Metropolitan Museum of Art, NARAL Pro-Choice New York Foundation and The New School

Malvin A. Ruderman

Age:	76
Director Since:	1996
Business Experience:	Dr. Ruderman is the Centennial Professor of Physics at Columbia University in New York, N.Y. He has been a member of the Board of Trustees of the Institute for Advanced Study and of Associated Universities, Inc.

E. Donald Shapiro

Age:	72
Director Since:	1996
Business Experience:	Mr. Shapiro has been The Joseph Solomon Distinguished Professor of Law at New York Law School since 1983 and Dean Emeritus since 2000 and was previously Dean/ Professor of Law (1973-1983).
Other Directorships:	Frequency Electronics, Inc., Group Health Incorporated, Kramont Realty Trust, NSTAR and Vasomedical, Inc.

Arthur L. Simon

Age:	72
Director Since:	1996
Business Experience:	Mr. Simon is an independent consultant. Previously, he was a partner at Coopers & Lybrand L.L.P., Certified Public Accountants, from 1968 to 1994.
Other Directorships:	L-3 Communications Corporation

Daniel Yankelovich

Age:	79
Director Since:	1996
Business Experience:	Mr. Yankelovich is Chairman of DYG, Inc., a market, consumer and opinion research firm in New York, N.Y. He is also Chairman of Viewpoint Learning, Inc., a consulting firm based in San Diego, CA.
Other Directorships:	Director Emeritus of Arkla, Inc., CBS, Inc., Meredith Corporation and U S West, Inc.

Eric J. Zahler

Age:	53
Director Since:	2001
Business Experience:	Mr. Zahler has been President and Chief Operating Officer of the Company since February 2000. Previously, he was Executive Vice President of the Company since October 1999, Senior Vice President, General Counsel and Secretary of the Company since February 1998 and Vice President, General Counsel and Secretary of the Company since 1996.
Other Directorships:	Satélites Mexicanos, S.A. de C.V.

      In addition to the Chapter 11 Cases commenced on July 15, 2003 by Loral and certain of its subsidiaries, as disclosed earlier in this report, on February 15, 2002, Globalstar and certain of its subsidiaries, Loral/ Qualcomm Satellite Services, L.P., the managing general partner of Globalstar, its general partner, Loral/ Qualcomm Partnership, L.P., and certain of Loral’s subsidiaries that serve as general partners of Loral/ Qualcomm Partnership, L.P. filed voluntary petitions with the Delaware bankruptcy court. Messrs. Schwartz and Zahler either currently serve or have previously served as executive officers of these general partner entities and Globalstar and certain of its subsidiaries.

      In August 2002, Loral’s Board of Directors approved a plan to suspend indefinitely the future payment of dividends on Loral’s two series of preferred stock. Accordingly, Loral deferred the payment of quarterly dividends due on its Series C Preferred Stock commencing on November 1, 2002 and the payment of quarterly dividends due on its Series D Preferred Stock commencing on November 15, 2002. Because we have failed to pay dividends on the Series C and the Series D preferred stock for six quarters, holders of the majority of each class of such preferred stock are now entitled, subject to the applicable effects of the Chapter 11 Cases and Loral’s Bermuda insolvency proceedings, to elect two additional members, for a total of four, to Loral’s Board of Directors.

Audit Committee

      The Board of Directors has a standing Audit Committee, the members of which are Messrs. Ruderman, Shapiro and Simon. The Board of Directors has determined that Mr. Simon meets the requirements of a financial expert within the meaning of Section 401(h) of Regulation S-K because of Mr. Simon’s business experience as a former partner of Coopers & Lybrand L.L.P., Certified Public Accountants. The Board of Directors has further determined that Mr. Simon is independent, within the meaning of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Executive Officers of the Registrant

      The following table sets forth information concerning the executive officers of Loral as of March 1, 2004.

Name	Age	Position

Bernard L. Schwartz	78	Chairman of the Board of Directors and Chief Executive Officer since January 1996.
Eric J. Zahler	53	Director since July 2001 and President and Chief Operating Officer since February 2000. Prior to that, Executive Vice President since October 1999. Prior to that, Senior Vice President, General Counsel and Secretary since February 1998 and Vice President, General Counsel and Secretary since April 1996
Richard J. Townsend	53	Executive Vice President and Chief Financial Officer since March 2003. Prior to that, Senior Vice President and Chief Financial Officer since October 1998.
Robert E. Berry	75	Senior Vice President since November 1996 and Chairman of Space Systems/ Loral since September 1999. Prior to that, President of Space Systems/ Loral since 1990.
Laurence D. Atlas	46	Vice President, Government Relations — Telecommunications since May 1997.
Jeanette H. Clonan	55	Vice President — Communications and Investor Relations since December 1996.
C. Patrick DeWitt	57	Vice President. President of Space Systems/ Loral since November 2001. Prior to that, Executive Vice President of Space Systems/ Loral since 1996.
Terry J. Hart	57	Vice President. President of Loral Skynet since March 1997.
Stephen L. Jackson	62	Vice President — Administration since March 1997.
Avi Katz	45	Vice President, General Counsel and Secretary since November 1999. Prior to that, Vice President, Deputy General Counsel and Assistant Secretary since February 1998.
Russell R. Mack	49	Vice President — Business Ventures since February 1998.
Richard P. Mastoloni	39	Vice President and Treasurer since February 2002. Prior to that, Vice President since September 2001 and Assistant Treasurer since August 2000. Prior to that, Director of Corporate Finance since August 1997.
Harvey B. Rein	50	Vice President and Controller since April 1996.
Janet T. Yeung	39	Vice President, Deputy General Counsel and Assistant Secretary since February 2000. Prior to that, Associate General Counsel and Assistant Secretary since November 1999. Prior to that, Associate General Counsel since February 1998.

      In addition to being officers and directors of Loral and its subsidiaries, Messrs. Schwartz, Zahler, Townsend, Katz, Mastoloni and Rein and Ms. Yeung either currently serve or have previously served as executive officers of Globalstar and certain of its subsidiaries, Loral/ Qualcomm Satellite Services, L.P., the managing general partner of Globalstar, its general partner, Loral/ Qualcomm Partnership, L.P., and certain of Loral’s subsidiaries that serve as general partners of Loral/ Qualcomm Partnership, L.P., which entities filed voluntary petitions with the Delaware bankruptcy court on February 15, 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of our common stock, to file reports with the Securities and

Exchange Commission and based solely on a review of the copies of such reports furnished to us and on written representations from certain reporting persons that no Form 5 was required for such person, Loral believes that during 2003 all executive officers, directors and persons who own more than 10% of Loral’s common stock timely filed all such reports as required to be filed under Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

      The Company has adopted a Code of Ethics for all of its employees, including its executive officers. A copy of this Code of Ethics has been filed as an exhibit to this report. This Code of Ethics is also available on Loral’s web site at www.loral.com. Any amendments or waivers to this Code of Ethics with respect to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) will be posted on such web site. One may also obtain, without charge, a copy of this Code of Ethics by contacting the Company’s Investor Relations Department at (212) 338-5345.

Item 11.	Executive Compensation

Executive Compensation

      The Company has entered into a management agreement with Loral SpaceCom pursuant to which Loral SpaceCom provides certain services to the Company. In accordance with this agreement, compensation for the named executive officers (“NEOs”) and other executive officers and employees of the Company is paid by Loral SpaceCom. The following table summarizes the compensation paid to the NEOs.

								Long Term
								Compensation
		Annual Compensation
									Securities
						Other		Restricted	Underlying
Name and						Annual		Stock	Stock	All Other
Principal Position	Year	Salary		Bonus		Compensation		Awards	Options	Compensation(a)

Bernard L. Schwartz,
Chairman of the Board of	2003	$292,150	(b)	—		$42,763	(c)	—	—	$32,200
Directors and Chief	2002	$1,744,576		—		—		—	25,000	$261,648
Executive Officer	2001	$1,708,581		—		—		—	330,500	$219,713
Eric J. Zahler, President	2003	$1,000,000		$400,000		—		—	—	$53,946
and Chief Operating	2002	$1,000,000		$225,000		—		—	16,250	$53,346
Officer	2001	$1,000,000		—		—		—	77,500	$27,866
Richard J. Townsend,
Executive Vice President	2003	$770,000		$360,000		—		—	—	$21,435
and Chief Financial	2002	$640,673		$150,000		—		—	15,000	$20,835
Officer	2001	$552,212		—		—		—	47,500	$20,355
Terry J. Hart, Vice	2003	$380,000		$266,000		$69,600	(e)	—	—	$12,689
President and President	2002	$378,154		$275,000	(d)	—		$96,000 (f)	—	$12,022
of Loral Skynet	2001	$351,461		$198,000		—		—	16,970	$11,689
Avi Katz, Vice President,	2003	$400,404		$150,000		—		—	—	$15,921
General Counsel and	2002	$369,154		$135,000		—		—	—	$15,321
Secretary	2001	$325,019		$112,500		—		—	18,840	$14,841
C. Patrick DeWitt, Vice
President and President	2003	$426,675		—(g	)	—		—	—	$7,197
of Space Systems/	2002	$363,462		$250,000		$148,269	(h)	$152,000 (i)	—	$7,194
Loral, Inc.	2001	$311,558		$75,057		—		—	34,945	$6,118

(a)	For 2003, includes annual Board of Directors fee in the amount of $25,000 to each of Messrs. Schwartz and Zahler and Company matching contributions to the Savings Plan in the amount of $7,200 for each of Messrs. Schwartz, Zahler, Townsend and Katz, $8,000 for Mr. Hart and $7,197 for Mr. DeWitt and the value of supplemental life insurance premiums in the amounts of $21,746, $14,235, $4,689 and $8,721 for Messrs. Zahler, Townsend, Hart and Katz, respectively.

(b)	At Mr. Schwartz’s request, the Compensation Committee of the Board of Directors agreed to amend his employment agreement to provide for no base salary for the twelve-month period commencing March 1, 2003. Salary paid in 2003 is for the period of January 1, 2003 through February 28, 2003.

(c)	Represents the aggregate incremental cost to Loral for use of Loral’s corporate jet by Mr. Schwartz.

(d)	For 2002, represents a $275,000 one-time cash bonus payment to Mr. Hart on the fifth anniversary of the closing date of the purchase by Loral of Loral Skynet from AT&T.

(e)	Consists of $68,605 for Mr. Hart for a tax gross-up on his restricted stock award and the Company’s medicare match on this income of $995.

(f)	Represents the market value on 30,000 shares of restricted stock granted to Mr. Hart on March 6, 2003 for performance in 2002. Such shares had a market value of $6,300 based on the closing price of Loral’s common stock at December 31, 2003. The restrictions lapse on the third anniversary of the date of grant. This is the only restricted stock grant that has been awarded to Mr. Hart and represents his entire restricted stock holdings at year-end.

(g)	Mr. DeWitt will receive payments under a key employee retention program in lieu of his 2003 bonus.

(h)	Consists of $146,150 for Mr. DeWitt for a tax gross-up on his restricted stock award and the Company’s medicare match on this income of $2,119.

(i)	Represents the market value on 40,000 shares of restricted stock granted to Mr. DeWitt on December 18, 2002. Such shares had a market value of $8,400 based on the closing price of Loral’s common stock at December 31, 2003. The restrictions lapse on the third anniversary of the date of grant. This is the only restricted stock grant that has been awarded to Mr. DeWitt and represents his entire restricted stock holdings at December 31, 2003.

Other Compensation Arrangements

      Mr. Schwartz is compensated pursuant to an employment agreement with Loral SpaceCom. This agreement, which expires on April 5, 2006, provides for a minimum annual base salary, to be increased each year by the percentage change in a specified consumer price index, plus such other annual increases as the Board of Directors or the Compensation Committee may grant from time to time. At Mr. Schwartz’s request, the Compensation Committee agreed to amend his employment agreement to provide for no base salary for the twelve-month period commencing March 1, 2003. Effective March 1, 2004, Mr. Schwartz resumed receiving a base salary in accordance with his employment agreement.

      Pursuant to the amended employment agreement, if Mr. Schwartz is removed as Chairman of the Board of Directors or as Chief Executive Officer other than for cause, or if his duties, authorities or responsibilities are diminished, or if there is a change of control of the Company, Mr. Schwartz may elect to terminate the agreement. A change of control of the Company is defined generally to mean: (1) the acquisition by any person of 35% or more of either (i) the then outstanding common stock or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors; (2) the incumbent directors cease for any reason to constitute at least a majority of the Board of Directors; (3) subject to certain exceptions, consummation of a reorganization, consolidation, merger or sale of substantially all of the assets of the Company; or (4) approval by the shareholders of the Company of a liquidation or dissolution of the Company. In any such event, or upon his death or disability, Mr. Schwartz will be entitled to receive a lump sum payment discounted at 3% per annum, in an amount equal to his highest annual base salary during the five years prior to his termination for a five-year period, an amount of incentive bonus equal to the highest bonus received by Mr. Schwartz during the term of the agreement for a five-year period, and an amount calculated to approximate the annual compensation elements reflected in the difference between fair market value and exercise price of stock options granted to Mr. Schwartz. All such sums are further increased to offset any tax due by Mr. Schwartz under the excise tax and related provisions of Section 4999 of the Internal Revenue Code.

      Prior to 2003, Loral SpaceCom established a Supplemental Life Insurance Plan for certain key employees including Messrs. Schwartz, Zahler, Townsend, Hart and Katz. For Messrs. Zahler, Townsend, Hart and Katz, the Plan is funded with “universal” life insurance policies with death benefit amounts of $1,500,000, $1,000,000, $250,000 and $1,000,000, respectively. Mr. Schwartz’s Plan is funded with two “universal” life insurance policies, one with a death benefit of $500,000 (the “Policy”) and one with a death benefit of $20,000,000 (the “Split-Dollar Policy”). The Split-Dollar Policy is subject to a split-dollar agreement between Loral SpaceCom and the trustees of a life insurance trust (the “Trustees”) established by Mr. Schwartz (the “Life Insurance Trust”). Pursuant to the split-dollar agreement, upon the death of Mr. Schwartz, Loral SpaceCom, as sponsor of the Plan, would be entitled to reimbursement from the insurance proceeds of its cumulative contributions to the Split-Dollar Policy. If the split-dollar agreement were to be terminated prior to Mr. Schwartz’s death, the sponsor would be entitled to the cash surrender value of the Split-Dollar Policy on the date of the termination. The Trustees may terminate the split-dollar agreement at any time, and this agreement will terminate if Mr. Schwartz’s employment with Loral SpaceCom is terminated for cause.

      Loral SpaceCom suspended payments under both the Policy and the Split-Dollar Policy in 2002 and 2003 as a result of uncertainty as to whether such payments might be prohibited by the terms of the Sarbanes-Oxley Act, and in 2004, Mr. Schwartz agreed that Loral SpaceCom would not be required to make further payments thereunder. Instead, the Life Insurance Trust paid a total of approximately $955,350 in premium payments on the Split-Dollar Policy in 2003, funded through loans and gifts from Mr. Schwartz.

      In December 2003, the United States Bankruptcy Court for the Southern District of New York approved a Key Employee Retention Program (“KERP”) for the Company in which, among others, Messrs. Zahler, Townsend and Katz are eligible to participate. The KERP provides that, in addition to the Company’s standard severance arrangements, if Messrs. Zahler, Townsend and Katz are terminated without cause during Loral’s Chapter 11 case, they will be entitled to a severance payment of up to 175% of their 2003 base salary. Mr. Schwartz does not participate in the KERP.

      In connection with the KERP, Messrs. Zahler, Townsend and Katz have waived their rights and released the Company from any and all claims they might have under the employment protection agreements they had previously entered into with the Company.

      Mr. Hart has an employment protection agreement that would provide him with certain protections in the event of a change of control of the Company. A change of control of the Company is defined generally to mean: (1) the acquisition by any person of 35% or more of either (i) the then outstanding common stock or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors; (2) the incumbent directors cease for any reason to constitute at least a majority of the Board of Directors; (3) subject to certain exceptions, consummation of a reorganization, consolidation, merger or sale of substantially all of the assets of the Company; or (4) approval by the shareholders of the Company of a liquidation or dissolution of the Company. The agreement provides that, after a change of control, Mr. Hart would be entitled to certain protections relating to his responsibilities and duties, as well as compensation and benefits. In the event of a termination by the Company other than for “cause” or “disability” or a termination by Mr. Hart for “good reason,” in each case as such terms are defined therein, the agreement provides for a severance package consisting of: (i) Mr. Hart’s base salary through the date of termination; (ii) a cash amount equal to three times the sum of Mr. Hart’s base salary, annual bonus, the present value amount of the cost of certain benefit plans and programs in which Mr. Hart participates and the annualized value of his vacation and fringe benefits; and (iii) any deferred compensation and any other amounts or benefits then owing to Mr. Hart. In addition, under Loral Skynet’s standard severance arrangements, Mr. Hart would be entitled to receive a severance payment equal to 18 months of his base salary in the event of a termination.

      Mr. DeWitt has an employment protection agreement that would provide him with certain protections in the event that his employment is terminated in connection with a change in control of SS/ L or Loral. A change in control under this agreement is defined generally to mean (i) a third party tender or exchange offer for common stock or securities convertible into common stock of SS/ L or Loral; (ii) subject to certain exceptions, an acquisition by any person of 20% or more of SS/ L’s or Loral’s voting power; (iii) a change in the composition of the board of directors of SS/ L or Loral so that the existing board members and their approved successors do not constitute a majority of the board; (iv) subject to certain exceptions, consummation of a merger or consolidation of SS/ L or Loral and (v) shareholder approval of either a liquidation or dissolution of, or sale of substantially all of the assets of, SS/ L or Loral. A change in control will not generally include a conversion of debt obligations to equity in connection with a plan of reorganization and any change in the board of directors resulting therefrom. This agreement provides that if Mr. DeWitt’s employment is terminated without “cause” or Mr. DeWitt terminates his employment for “good reason” any time within one year following a “change in control”, then Mr. DeWitt will be entitled to receive a cash payment equal to 1.5 times his annual base salary, together with the continuation of his medical and life insurance coverage for a period expiring upon the earlier of 1.5 years or the date on which Mr. DeWitt starts receiving comparable benefits from another employer. This agreement further provides that if a “change in control” has not occurred by February 4, 2006, the agreement will terminate and have no further force or effect.

Option Exercises and Year-End Value Table

      The following table presents the year-end values of options held by the NEOs. None of the NEOs exercised options during 2003. The Company granted no stock options in 2003.

	Number of Securities		Value of Unexercised In-the-
	Underlying Unexercised		Money Options at Fiscal
	Options at Fiscal Year-End		Year-End

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Bernard L. Schwartz	718,000	0	0	0
Eric J. Zahler	67,912	25,838	0	0
Richard J. Townsend	46,664	15,836	0	0
Terry J. Hart	11,312	5,658	0	0
Avi Katz	12,560	6,280	0	0
C. Patrick DeWitt	23,294	11,651	0	0

Pension Plan

      Loral maintains a defined benefit pension plan and trust (the “Pension Plan”) that is qualified under Section 401(a) of the Internal Revenue Code. The Pension Plan provides retirement benefits for eligible employees of Loral SpaceCom and Loral SpaceCom’s operating affiliates, including executive officers. Executive officers also participate in a supplemental executive retirement plan (the “SERP”) which provides supplemental retirement benefits to cover certain reductions in retirement benefits under the Pension Plan that are caused by various limitations imposed by the Internal Revenue Code. The benefit formulas differ by operating affiliate. Compensation used in determining benefits under the Pension Plan and SERP includes annual salary and bonus for executives employed by Loral SpaceCom Corporation and Loral Skynet and annual salary only for employees of SS/L. Compensation is the same salary and bonus as disclosed in the summary compensation table except for employees of SS/L. For these employees, the salary on December 31 is annualized and recognized as compensation for that year.

      The benefit formula for executive officers employed by Loral SpaceCom, such as Messrs. Schwartz, Zahler, Townsend and Katz, for the period ending December 31, 1996 will generally provide an annual benefit equal to the greater of (A) or (B), where (A) equals (i) 1.2% of compensation up to the Social Security Wage Base and 1.45% of compensation in excess of the Social Security Wage Base for each year prior to the calendar year in which a participant completes 15 years of employment, plus (ii) 1.5% of compensation up to the Social Security Wage Base and 1.75% of compensation in excess of the Social Security Wage Base for the calendar year in which the participant has completed 15 years of employment and for each year thereafter; and (B) equals (i) 1.2% of average annual compensation paid during 1992-1996 up to the 1996 Social Security Wage Base and 1.45% of average annual compensation paid during 1992-1996 in excess of the 1996 Social Security Wage Base for each year prior to the calendar year in which a participant completes 15 years of employment, plus (ii) 1.5% of average annual compensation paid during 1992-1996 up to the 1996 Social Security Wage Base and 1.75% of average annual compensation paid during 1992-1996 in excess of the 1996 Social Security Wage Base for the calendar year in which the participant has completed 15 years of employment and for each year thereafter. The benefit for periods subsequent to December 31, 1996 will be based on (A) above. The estimated credited years of service through December 31, 2003 for Messrs. Schwartz, Zahler, Townsend and Katz are 31.75, 11.75, 5.25 and 7.37, respectively.

      For executive officers employed by Space Systems/ Loral, such as Mr. DeWitt, the benefit formula for contributory service (in which a 1% post-tax contribution is required) provides an annual benefit equal to 1.3% of the final five year average salary times years of contributory service plus 0.45% of final five year average salary over 150% of the Social Security Covered Compensation for each year up to 35 years. The benefit formula for non-contributory service provides an annual benefit of $252 for each year of credited service. (See also the explanation and table below.) The estimated credited years of service through December 31, 2003 for Mr. DeWitt is 30.25. The following table shows the amounts of annual retirement benefits that would be payable at normal retirement for executives who are employed by Space Systems/ Loral. Benefits are shown for various rates of final average salary, assuming that employee contributions were made for the periods indicated.

	Years of Contributory Service

Final Average Salary	10	15	20	25	30	35

$100,000	$14,530	$21,800	$29,060	$36,330	$43,590	$50,860
125,000	18,910	28,360	37,810	47,260	56,720	66,170
150,000	23,280	34,920	46,560	58,200	69,840	81,480
175,000	27,660	41,480	55,310	69,140	82,970	96,790
200,000	32,030	48,050	64,060	80,080	96,090	112,110
225,000	36,410	54,610	72,810	91,010	109,220	127,420
250,000	40,780	61,170	81,560	101,950	122,340	142,730
275,000	45,160	67,730	90,310	112,890	135,470	158,040
300,000	49,530	74,300	99,060	123,830	148,590	173,360
350,000	58,280	87,420	116,560	145,700	174,840	203,980
400,000	67,030	100,550	134,060	167,580	201,090	234,610
450,000	75,780	113,670	151,560	189,450	227,340	265,230
500,000	84,530	126,800	169,060	211,330	253,590	295,860

      The table above shows estimated benefits payable under the Plan and SERP including amounts attributable to employee contributions, determined on a straight life annuity basis. Such estimated benefits shown have been offset by Social Security Covered Compensation.

      Effective with the sale of Loral Skynet from AT&T to Loral on March 15, 1997, the benefit formula for executive officers employed by Loral Skynet, such as Mr. Hart, provides an annual benefit equal to 1.6% of compensation for each year of service. Service with AT&T preceding March 15, 1997 is recognized for eligibility and vesting purposes but not for benefit accrual. Mr. Hart’s estimated credited years of service with Loral Skynet through December 31, 2003 is 6.75.

Annual Benefits

      Effective April 1, 1997, under the minimum distribution rules prescribed by the Internal Revenue Code, Mr. Schwartz began receiving an annual benefit under the Pension Plan and SERP of $2,165,700, determined on a joint and 50% survivor basis. In connection with the Chapter 11 Cases and subject to Bankruptcy Court approval, effective March 1, 2004, Mr. Schwartz agreed to forego current payment of his SERP benefits but will retain a claim for such benefits which will be addressed in the context of the Chapter 11 Cases. The projected annual benefit under the Pension Plan and SERP upon retirement is $378,727 for Mr. Zahler, $209,310 for Mr. Townsend, $91,045 for Mr. Hart, $206,102 for Mr. Katz and $174,478 for Mr. DeWitt. These projected benefits have been computed assuming that (i) employment will be continued until normal retirement, (ii) current levels of creditable compensation and the Social Security Wage Base will continue without increases or adjustments throughout the remainder of the computation period, (iii) contributions will continue to be made toward a contributory benefit and (iv) payments will be made on a life annuity basis.

Director Compensation

      Directors are paid a fixed fee of $25,000 per year. Non-employee directors are also paid $6,000 for personal attendance or $2,000 for telephone participation at each meeting. In addition, the Chairman of the Audit Committee is paid $12,000 per year, and Audit Committee members are paid $4,000 per year. Audit Committee members are also paid $2,000 for personal attendance or $1,000 for telephone participation at each meeting. Compensation Committee members are paid an additional $2,000 per year and $1,000 for personal attendance or $500 for telephone participation at each meeting.

      The Company provides certain life insurance and medical benefits to certain non-employee directors. For 2003, the cost of the life insurance benefits was $13,565 for Mr. Gittis, $14,553 for Mr. Kekst, $13,872 for

Mr. Ruderman, $15,000 for Mr. Shapiro, $12,500 for Mr. Simon and $14,170 for Mr. Yankelovich, and the cost of life insurance and medical benefits was $40,883 for Mr. Hodes.

Indemnification of Directors and Officers

      The Company has purchased insurance from various insurance companies insuring the Company against obligations it might incur as a result of its indemnification of officers and directors for certain liabilities they might incur, and insuring such officers and directors for additional liabilities against which they might not be indemnified by the Company. The cost to the Company for the annual insurance premiums covering the period ending April 2004 was approximately $7,050,000. Pursuant to Bermuda law, the Company has entered into indemnity agreements with its directors and executive officers. These indemnity agreements are intended to provide the full indemnity protection authorized by Bermuda law.

Compensation Committee Interlocks and Insider Participation

      The Board of Directors has a standing Compensation Committee comprised of Ms. Minard and Messrs. Shapiro and Simon. None of the members of such Compensation Committee are present or former officers or employed by the Company and its subsidiaries.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      On July 15, 2003, Loral and certain of its subsidiaries filed voluntary petitions for reorganization under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York. The Company anticipates that, in any plan for reorganization ultimately confirmed by the Bankruptcy Court, the common and preferred stock of the Company, will, at best, be severely diluted and may be eliminated entirely, with the result that common and preferred stockholders would receive no distribution under such plan. Such a plan of reorganization would be deemed a change in control of the Company.

      As of the date of this report, based upon filings made with the Securities and Exchange Commission, the Company is not aware of any persons who may be deemed beneficial owners of 5% or more of the outstanding shares of Loral’s common stock because they possessed or shared voting or investing power with respect to the shares of Loral’s common stock.

      The following table shows the number of shares of Loral’s common stock beneficially owned by the directors, the NEOs and all directors, NEOs and all other executive officers as a group as of March 1, 2004 (except as otherwise indicated). Individuals have sole voting and investment power over the stock unless otherwise indicated in the footnotes.

	Amount and Nature of Beneficial		Percent of
Name of Individual	Ownership (1)(2)		Class

Bernard L. Schwartz	1,111,925	(3)	2.5%
C. Patrick DeWitt	68,078	(4)	*
Howard Gittis	35,940	(5)	*
Terry J. Hart	44,464	(6)	*
Robert B. Hodes	27,540	(7)	*
Avi Katz	18,114	(8)	*
Gershon Kekst	27,340	(5)	*
Charles Lazarus	25,340	(5)	*
Sally Minard	3,334	(9)	*
Malvin A. Ruderman	28,540	(5)	*
E. Donald Shapiro	34,690	(10)	*
Arthur L. Simon	29,340	(11)	*
Richard J. Townsend	54,211	(12)	*
Daniel Yankelovich	32,440	(5)	*
Eric J. Zahler	90,058	(13)	*
All directors, NEOs and other executive officers as a group (23 persons)	1,758,126	(14)	3.9%

*	Represents holdings of less than one percent.

(1)	Includes shares which, as of March 1, 2004, may be acquired within sixty days pursuant to the exercise of options (which shares are treated as outstanding for the purposes of determining beneficial ownership and computing the percentage set forth) and shares held for the benefit of named executive directors as of February 16, 2004 in the Loral Savings Plan (the “Savings Plan”).

(2)	Except as noted, all shares are owned directly with sole investment and voting power.

(3)	Includes 16,000 shares owned by Mr. Schwartz’s wife, 718,000 shares exercisable under the Stock Option Plans and 2,599 shares held in the Savings Plan.

(4)	Includes 40,000 shares of restricted stock, 23,294 shares exercisable under the Stock Option Plans and 3,184 shares held in the Savings Plan.

(5)	Includes 25,340 shares exercisable under the Stock Option Plans.

(6)	Includes 30,000 shares of restricted stock, 11,312 shares exercisable under the Stock Option Plans and 2,752 shares held in the Savings Plan.

(7)	Consists of 2,000 shares held in Mr. Hodes’ IRA account, 200 shares held by Mr. Hodes’ minor children and 25,340 shares exercisable under the Stock Option Plans.

(8)	Includes 12,560 shares exercisable under the Stock Option Plans and 5,454 shares held in the Savings Plan..

(9)	Consists of 3,334 shares exercisable under the Stock Option Plans.

(10)	Consists of 25,000 shares of Series C Preferred Stock convertible into 6,250 shares of common stock owned by Mr. Shapiro’s wife and 25,340 shares exercisable under the Stock Option Plans.

(11)	Includes 2,975 shares held in Mr. Simon’s IRA account, 25 shares in his wife’s IRA account, 4,000 shares of Series C Preferred Stock convertible into 1,000 shares of common stock held in Mr. Simon’s IRA account and 25,340 shares exercisable under the Stock Option Plans.

(12)	Includes 2,500 shares of Series C Preferred Stock convertible into 625 shares of common stock, 46,664 shares exercisable under the Stock Option Plans and 2,872 shares held in the Savings Plan.

(13)	Includes 5,000 shares held in Mr. Zahler’s IRA account, 67,912 shares exercisable under the Stock Option Plans and 4,026 shares held in the Savings Plan.

(14)	Includes 31,500 shares of Series C Preferred Stock convertible into 7,875 shares of common stock, 1,172,718 shares exercisable under the Stock Option Plans and 44,902 shares held in the Savings Plan.

     The following table presents all of the Company’s stock compensation plans previously approved and not previously approved by the Company’s shareholders:

Number of
securities
remaining available
	Number of	Weighted-	for future issuance
	securities to be	average exercise	under equity
	issued upon	price of	compensation
	exercise of	outstanding	plans (excluding
	outstanding	options,	securities reflected
	options, warrants	warrants and	in column (a))
Plan Category	and rights (a)(1)	rights (b)	(c)(2)

Equity compensation plans approved by security holders	767,520	$95.63	881,696
Equity compensation plans not approved by security holders	1,585,431	$20.30	2,114,569

Total	2,352,951	$44.87	2,996,265

(1)	Does not include 34,262 of outstanding options that Loral assumed in connection with the acquisition of Loral Orion. These options have a weighted-average exercise price of $155.07.

(2)	During the pendency of our Chapter 11 Cases, no grants of stock or stock options will be made under our employee benefit plans.

Equity Compensation Plan Not Approved by Security Holders: 2000 Stock Option Plan

      The Company’s 2000 Stock Option Plan (the “2000 Plan”) was adopted by the Board of Directors on April 18, 2000. The 2000 Plan is a “broadly-based plan” as defined in Section 312.04(h) of the New York Stock Exchange Listed Company Manual, which provides that during any three-period at least 50% of grants thereunder exclude senior management. The 2000 Plan provides for the grant of non-qualified stock options and restricted stock. The total number of shares of common stock available under the 2000 Plan is 3,700,000, of which there are 2,114,569 shares remaining for future issuances.

      Recipients of stock options under the 2000 Plan are selected by a committee (the “Committee”) consisting of at least two persons, appointed by the Board of Directors of the Company, each of whom must be an “outside director” for purposes of Section 162(m) of the Internal Revenue Code. The Committee determines the terms of each stock option grant, including (i) the purchase price of shares subject to options, (ii) the date on which each option becomes exercisable and (iii) the expiration date of each option (which may not exceed ten years from the date of grant). The terms and conditions of each grant are evidenced by a stock option agreement. The Committee has the power to accelerate the exercisability of outstanding stock options at any time.

      The purchase price of the shares of common stock subject to stock options are fixed by the Committee, in its discretion, at the time options are granted; provided that in no event shall the per share purchase price be less than the lower of (i) 50% of the fair market value of a share of common stock on the date of grant and (ii) $20 below the aforesaid fair market value.

      Optionees have no voting, dividend, or other rights as shareholders with respect to shares of common stock covered by options prior to becoming the holders of record of such shares. All option grants permit the purchase price to be paid in cash, by tendering stock, or by a brokered or “cashless” exercise.

      Recipients of restricted stock under the 2000 Plan are selected by the Committee. The terms and conditions of each restricted stock grant are evidenced by a restricted stock agreement. The holder generally has the rights and privileges of a stockholder as to such restricted stock, including the right to vote such restricted stock. In addition to any other restrictions set forth in a holder’s restricted stock agreement, until the expiration of the applicable restricted period set forth in such restricted stock agreement, the holder is not permitted to sell, transfer, pledge or otherwise encumber the restricted stock. Stop transfer orders are entered with the Company’s transfer agent and registrar against the transfer of legended securities.

      In the event that the outstanding shares of common stock are changed by reason of reorganization, merger, consolidation, recapitalization, reclassification, stock split, combination or exchange of shares and the like, or dividends payable in shares of common stock, an appropriate adjustment shall be made by the Committee in the aggregate number of shares of common stock available under the 2000 Plan and in the number of shares of common stock and price per share of common stock subject to outstanding stock options. If the Company shall be sold, reorganized, consolidated or merged with another corporation, or if all or substantially all of the assets of the Company shall be sold or exchanged (a “Corporate Event”), a holder shall at the time of issuance of the stock under such Corporate Event be entitled to receive upon the exercise of his option the same number and kind of shares of stock or the same amount of property, cash or securities as he would have been entitled to receive upon the occurrence of any such Corporate Event as if he had been, immediately prior to such event, the holder of the number of shares of common stock covered by his option; provided, however, that the Committee may, in its discretion, accelerate the exercisability of outstanding options, and shorten the term thereof, to any date within 30 days prior to or concurrent with the occurrence of such Corporate Event.

      Restricted stock shall be adjusted as a result of a Corporate Event or changes in capitalization on the same basis as the common stock is adjusted in such events generally.

Item 13.	Certain Relationships and Related Transactions

Lockheed Martin

      In connection with contract performance, Loral subsidiaries acquired services from Lockheed Martin for the year ended December 31, 2003. For 2003, the cost of services purchased by Loral subsidiaries from Lockheed Martin was $8,573,000, and such subsidiaries’ net payable to Lockheed Martin at December 31, 2003 was $2,590,000.

K&F Industries, Inc.

      Loral SpaceCom has a management services agreement with K&F Industries (“K&F”), a company of which Bernard L. Schwartz is chief executive officer and a 50% owner, to provide administrative and certain other services to K&F. Under this agreement, K&F pays Loral SpaceCom a fee based on the cost of such services plus out of pocket expenses. In 2003, K&F paid Loral SpaceCom $382,000 under this agreement.

      In addition, K&F charged the Company $19,000 in 2003 for certain expenses related to the Company’s use of K&F’s corporate jet.

Other Relationships

      Robert B. Hodes, a Director and a member of the Executive Committee, is counsel to the law firm of Willkie Farr & Gallagher, which acts as counsel to the Company.

      For the year ended December 31, 2003, the Company paid fees and disbursements in the amount of approximately $335,000 for corporate communications consultations and related services to Kekst and Company Incorporated, of which company Gershon Kekst, a Director and member of the Executive Committee, is President and the principal stockholder. Kekst and Company continues to render such services to the Company.

Item 14.	Principal Accountant Fees and Services

      During 2003 and 2002, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) provided the following services to the Company.

Audit Fees

      The aggregate fees billed or expected to be billed by the Deloitte Entities for professional services rendered for the audit of the Company’s annual consolidated financial statements for the fiscal years ended December 31, 2003 and 2002, for the reviews of the condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the 2003 and 2002 fiscal years, stand-alone and statutory audits of the Company’s subsidiaries and accounting research and consultation related to the audits and reviews, totaled approximately $2,789,000 and $1,875,000, respectively. The prior year’s fees include final additional billings agreed to with respect to the fiscal 2002 audits.

Audit-Related Fees

      The aggregate fees billed by the Deloitte Entities for audit-related services for the fiscal years ended December 31, 2003 and 2002 were $233,000 and $50,000, respectively. The fees in 2003 related primarily to research and consultation on a transfer of interest transaction and various other filings with the Securities and Exchange Commission (“SEC”). The fees in 2002 related primarily to various filings with the SEC.

Tax Fees

      The aggregate fees billed by the Deloitte Entities for tax-related services for the fiscal years ended December 31, 2003 and 2002 were $388,000 and $231,000, respectively. These fees related to tax consultation and related services.

All Other Fees

      The aggregate fees billed or expected to be billed by the Deloitte Entities for services rendered to the Company, other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” for the fiscal years ended December 31, 2003 and 2002 totaled approximately $719,000 and $171,000, respectively. The services rendered in 2003 related primarily to the Company’s Chapter 11 filing and related filings and activities. The services in 2002 related to the license and implementation of tax system software.

      In accordance with the Audit Committee’s charter, the Audit Committee pre-approves all services provided by the Deloitte Entities. These services are pre-approved annually and updates are provided on a regular basis. All services provided by the Deloitte Entities were approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) 1. Financial Statements

INDEX TO EXHIBITS

Exhibit
Number		Description

2.1		Restructuring, Financing and Distribution Agreement, dated as of January 7, 1996, among Loral Corporation, Loral Aerospace Holdings, Inc., Loral Aerospace Corp., Loral General Partner, Inc., Loral Globalstar L.P., Loral Globalstar Limited, the Registrant and Lockheed Martin Corporation(1)
2.2		Amendment to Restructuring, Financing and Distribution Agreement, dated as of April 15, 1996(1)
2.3		Agreement for the Purchase and Sale of Assets dated as of September 25, 1996 by and between AT&T Corp., as Seller, and Loral Space & Communications Ltd., as Buyer(2)
2	.3.1	First Amendment to Agreement for the Purchase and Sale of Assets dated as of March 14, 1997, by and between AT&T Corp., as Seller, and Loral Space & Communications Ltd., as Buyer(3)
2.4		Agreement and Plan of Merger dated as of October 7, 1997 by and among Orion Network Systems, Inc., Loral Space & Communications Ltd. and Loral Satellite Corporation(4)
2	.4.1	First Amendment to Agreement and Plan of Merger dated as of February 11, 1998 by and among Orion Network Systems, Inc., Loral Space & Communications Ltd. and Loral Satellite Corporation(5)
2	.4.2	Second Amendment to Agreement and Plan of Merger dated as of March 20, 1998 by and among Orion Network Systems, Inc., Loral Space & Communications Ltd. and Loral Satellite Corporation (10)
2.5		Asset Purchase Agreement dated as of July 15, 2003, among Intelsat, Ltd., Intelsat (Bermuda), Ltd., Loral Space & Communications Corporation, Loral SpaceCom Corporation and Loral Satellite, Inc. (25)
2	.5.1	Amendment No. 1 to Asset Purchase Agreement dated as of July 15, 2003, among Intelsat, Ltd., Intelsat (Bermuda), Ltd., Loral Space & Communications Corporation, Loral SpaceCom Corporation and Loral Satellite, Inc.(26)
2	.5.2	Amendment No. 2 to Asset Purchase Agreement dated as of July 15, 2003, among Intelsat, Ltd., Intelsat (Bermuda), Ltd., Loral Space & Communications Corporation, Loral SpaceCom Corporation and Loral Satellite, Inc.(26)
2	.5.3	Amendment No. 3 to Asset Purchase Agreement dated as of July 15, 2003, among Intelsat, Ltd., Intelsat (Bermuda), Ltd., Loral Space & Communications Corporation, Loral SpaceCom Corporation and Loral Satellite, Inc.(26)
2	.5.4	Amendment No. 4 to Asset Purchase Agreement dated as of March 5, 2004, among Intelsat, Ltd., Intelsat (Bermuda), Ltd., Loral Space & Communications Corporation, Loral SpaceCom Corporation and Loral Satellite, Inc. †
3.1		Memorandum of Association(1)
3.2		Memorandum of Increase of Share Capital dated January 1996(1)
3	.2.1	Memorandum of Increase of Share Capital dated May 1997(21)
3	.2.2	Memorandum of Increase of Share Capital dated May 1999(21)
3	.2.3	Memorandum of Increase of Share Capital dated June 2003†
3.3		Third Amended and Restated Bye-laws (14)
3.4		Schedule IV to the Third Amended and Restated Bye-laws(14)
3.5		Fourth Amended and Restated Bye-laws†
4.1		Rights Agreement dated March 27, 1996 between the Registrant and The Bank of New York, Rights Agent(1)
4.2		Indenture dated as of January 15, 1999 relating to the Registrant’s 9 1/2% Senior Notes due 2006(11)
10.1		Shareholders Agreement dated as of April 23, 1996 between Loral Corporation and the Registrant(1)

Exhibit
Number		Description

10	.1.1	Amended Shareholders Agreement dated as of March 29, 2000 between the Registrant and Lockheed Martin Corporation(14)
10.2		Tax Sharing Agreement dated as of April 22, 1996 between Loral Corporation, the Registrant, Lockheed Martin Corporation and LAC Acquisition Corporation(1)
10.3		Exchange Agreement dated as of April 22, 1996 between the Registrant and Lockheed Martin Corporation(1)
10.4		Amended and Restated Agreement of Limited Partnership of Globalstar, L.P. dated as of January 26, 1999 among Loral/ Qualcomm Satellite Services, L.P., Globalstar Telecommunications Limited, AirTouch Satellite Services, Inc., Dacom Corporation, Dacom International, Inc., Hyundai Corporation, Hyundai Electronics Industries Co., Ltd., Loral/ DASA Globalstar, L.P., Loral Space & Communications Ltd., San Giorgio S.p.A., TeleSat Limited, TE.S.AM and Vodafone Satellite Services Limited(11)
10	.4.1	Amendment dated as of December 8, 1999 to the Amended and Restated Agreement of Limited Partnership of Globalstar, L.P.(12)
10	.4.2	Amendment dated as of February 1, 2000 to the Amended and Restated Agreement of Limited Partnership of Globalstar, L.P.(12)
10.5		Service Provider Agreements by and between Globalstar, L.P. and each of Loral General Partner, Inc. and Loral/ DASA Globalstar, L.P. (7)
10.6		Contract between Globalstar, L.P. and Space Systems/ Loral, Inc.(7)
10.7		1996 Amended and Restated Stock Option Plan(22)‡
10	.7.1	Amendment No. 1 to 1996 Amended and Restated Stock Option Plan(22)‡
10	.7.2	2000 Amended and Restated Stock Option Plan(22)‡
10	.7.3	Amendment No. 1 to 2000 Amended and Restated Stock Option Plan(22)‡
10.8		Common Stock Purchase Plan for Non-Employee Directors(1)‡
10.9		Employment Agreement between the Registrant and Bernard L. Schwartz(1)‡
10	.9.1	Amendment dated as of March 1, 1998 to Employment Agreement between the Registrant and Bernard L. Schwartz(10)‡
10	.9.2	Amendment dated as of July 18, 2000 to Employment Agreement between the Registrant and Bernard L. Schwartz(16)‡
10	.9.3	Amendment dated February 25, 2003 to Employment Agreement between the Registrant and Bernard L. Schwartz(22)‡
10.10		Registration Rights Agreement dated as of August 9, 1996 among Loral Space & Communications Ltd., Lehman Brothers Capital Partners II, L.P., Lehman Brothers Merchant Banking Portfolio Partnership L.P., Lehman Brothers Offshore Investment Partnership L.P. and Lehman Brothers Offshore Investment Partnership-Japan L.P.(8)
10.11		Registration Rights Agreement dated November 6, 1996 relating to the Registrant’s 6% Convertible Preferred Equivalent Obligations due 2006(6)
10.12		Registration Rights Agreement (Series C Preferred Stock) dated as of March 31, 1997 between Loral Space & Communications Ltd. and Finmeccanica S.p.A. an dated as of June 23, 1997 among Loral Space & Communications Ltd., Aerospatiale SNI and Alcatel Espace(9)
10.13		Registration Rights Agreement (Common Stock) dated as of June 23, 1997 among Loral Space & Communications Ltd., Aerospatiale and Alcatel Espace(9)
10.14		Alliance Agreement dated as of June 23, 1997 among Loral Space & Communications Ltd., Aerospatiale SNI, Alcatel Espace and Finmeccanica S.p.A.(9)
10.15		Principal Stockholder Agreement dated as of October 7, 1997 among Loral Space & Communications Ltd., Loral Satellite Corporation, Orion Network Systems, Inc. and certain Orion stockholders signatory thereto(4)
10.16		Purchase and Sale Agreement dated November 17, 1997 between the Federal Government of the United Mexican States and Corporativo Satelites Mexicanos, S.A. de C.V. for the purchase and sale of the capital stock of Satelites Mexicanos, S.A. de C.V. (English translation of Spanish original)(10)

Exhibit
Number		Description

10.17		Amended and Restated Membership Agreement dated and effective as of August 21, 1998 among Loral SatMex Ltd. and Ediciones Enigma, S.A. de C.V. and Firmamento Mexicano, S. de R.L. de C.V.(11)
10.18		Letter Agreement dated December 29, 1997 between Loral Space & Communications Ltd., Telefonica Autrey S.A. de C.V., Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers Inc. and Lehman Commercial Paper Inc. and related Agreement between the Federal Government of the United Mexican States, Telefonica Autrey, S.A. de C.V., Ediciones Enigma, S.A. de C.V., Loral Space & Communications Ltd., Loral SatMex Ltd. and Servicios Corporativos Satelitales, S.A. de C.V.(10)
10.19		Registration Rights Agreement dated as of January 21, 1999 relating to Registrant’s 9 1/2% Senior Notes due 2006(11)
10.20		Lease Agreement dated as of August 18, 1999 by and between Loral Asia Pacific Satellite (HK) Limited and APT Satellite Company Limited(13)
10.21		Registration Rights Agreement dated as of February 18, 2000 relating to Registrant’s 6% Series D Convertible Redeemable Preferred Stock due 2007(14)
10.22		Credit Agreement dated as of November 17, 2000 by and among Loral Satellite, Inc., Bank of America, National Association, Bank of America Securities LLC, Credit Lyonnais and Lehman Commercial Paper, Inc.(15)
10	.22.1	First Amendment to the Credit Agreement, dated as of December 21, 2001, among Loral Satellite, Inc., Bank of America, N.A., as Administrative Agent, and the other lenders parties thereto(20)
10	.22.2	Form of Second Amendment to Credit Agreement, dated as of March 31, 2003, among Loral Satellite, Inc., Bank of America, N.A., as Administrative Agent, and the other lender parties thereto(22)
10.23		Guarantee dated as of November 17, 2000 made by Loral Space & Communications Ltd.(15)
10	.23.1	Form of First Amendment to Guarantee dated as of March 31, 2003 made by Loral Space & Communications Ltd.(22)
10.24		Assignment, Amendment and Release Agreement dated as of November 17, 2000 by and among the lenders parties to the Globalstar Credit Agreement, Loral Satellite, Inc., Loral SatCom Ltd., Loral Space & Communications Ltd., Loral Space& Communication Corporation, Globalstar, L.P. and Bank of America, National Association(15)
10.25		Amended and Restated Collateral Agreement dated as of November 17, 2000 by and among Loral Satellite, Inc. and Bank of America, National Association(15)
10.26		Form of Employment Protection Agreement(16)‡
10	.26.1	Form of Amendment No. 1 to Employment Protection Agreement (21)‡
10.27		Form of Subordinated Guaranty Agreement between Loral Space& Communications Ltd. and Loral SpaceCom Corporation, with respect to the $29.7 million aggregate principal amount, 10% Subordinated Note due 2006, with a copy of the 10% Subordinated Note due 2006 included therein(17)
10.28		Warrant Agreement dated as of December 21, 2001 between Loral Space & Communications Ltd. and The Bank of New York, as warrant agent(18)
10.29		Guaranty Agreement dated as of December 21, 2001 between Loral Space & Communications Ltd. and Bankers Trust Company, as trustee(18)
10.30		Indenture, dated as of December 21, 2001, by and among Loral CyberStar, Inc., certain of its subsidiaries and Bankers Trust Company, as trustee(18)
10.31		Consent Agreement dated January 9, 2002 among the United States Department of State, Loral Space & Communications Ltd. and Space Systems/ Loral, Inc.(19)
10.32		Amended and Restated Credit Agreement dated as of December 21, 2001 by and among Loral SpaceCom Corporation, Bank of America, N.A., as Administrative Agent, and the other lenders parties thereto(20)

Exhibit
Number		Description

10	.32.1	Form of First Amendment to Amended and Restated Credit Agreement dated as of March 31, 2003 by and among Loral SpaceCom Corporation, Bank of America, N.A., as Administrative Agent, and the other lenders parties thereto(22)
10	.32.2	Second Amendment to the Amended Restated Credit Agreement dated as of June 27, 2003 by and among Loral SpaceCom Corporation, Bank of America, N.A. and banks and other financial institutions party thereto(24)
10.33		Guarantee dated as of December 21, 2001 made by Loral Space& Communications Corporation and certain subsidiaries of Loral SpaceCom Corporation in favor of Bank of America, N.A., as Administrative Agent(20)
10.34		Security Agreement dated as of December 21 2001, by and among Loral SpaceCom Corporation, Space Systems/ Loral, Inc., Loral Communications Services, Inc., Loral Ground Services, L.L.C. and Bank of America, N.A., as Collateral Agent(20)
10.35		Pledge Agreement dated as of December 21, 2001 by and among Loral SpaceCom Corporation, Space Systems/ Loral, Inc., Loral Ground Services, L.L.C., Loral Space & Communications Corporation, Loral Communications Services, Inc. and Bank of America, N.A., as Collateral Agent(20)
10	.35.1	Form of Second Amended and Restated Pledge Agreement dated as of March 31, 2003(22)
10.36		Intercreditor and Subordination Agreement dated as of December 21, 2001 by and among Loral SpaceCom Corporation, Bank of America, N.A., as Administrative Agent for the lenders under the senior credit facility, Bank of America, N.A. as Administrative Agent for the lenders under the junior credit facility, and Bank of America, N.A., as Collateral Agent(20)
10	.36.1	Form of Second Intercreditor and Subordination Agreement dated as of March 31, 2003(22)
10.37		Master Settlement Agreement dated June 30, 2003 among Loral Space & Communications Ltd., Loral Space & Communications Corporation, Loral SpaceCom Corporation, Space Systems/Loral, Inc. and Alcatel Space Industries(23)
10.38		Cash Collateral Order, signed on August 22, 2003†
10.39		Form of Conformed as Amended Apstar V Satellite Agreement dated as of November 16, 2003 between APT Satellite company Limited and Loral Orion, Inc.†
10.40		Consent Order, signed on November 26, 2003, approving Key Employee Retention Plan and other relief for Space Systems/ Loral, Inc. and Loral Skynet Division of Loral SpaceCom Corporation†‡
10.41		Consent Order, signed on December 18, 2003, approving Key Employee Retention Plan and other relief for certain employees of Loral Space & Communications Ltd.†‡
10.42		Change-in-Control Severance Agreement, entered into on February 4, 2004, by and between Loral Space & Communications Ltd., Space Systems/ Loral, Inc. and C. Patrick DeWitt†‡
12		Statement Re: Computation of Ratios†
14		Code of Conduct†
21		List of Subsidiaries of the Registrant†
23.1		Consent of Deloitte & Touche LLP†
31.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†
31.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 10 (No. 1-14180).

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 27, 1996.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 28, 1997.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 10, 1997.

(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed on February 17, 1998 (File No. 333-46407).

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the nine month period ended December 31, 1996.

(7)	Incorporated by reference from the Registration Statement on Form S-1 of Globalstar Telecommunications Limited (File No. 33-86808).

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 13, 1996.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 8, 1997.

(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(11)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(12)	Incorporated by reference from the Current Report on Form 8-K filed on December 21, 1999 by Globalstar Telecommunications Limited and Globalstar, L.P.

(13)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on August 23, 1999.

(14)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(15)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on November 20, 2000.

(16)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(17)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on December 14, 2001.

(18)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 7, 2002.

(19)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 9, 2002.

(20)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 10, 2002.

(21)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(22)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(23)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003.

(24)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on July 2, 2003.

(25)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on July 23, 2003.

(26)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on October 30, 2003.

† Filed herewith.

‡ Management compensation plan.

(b) Reports on Form 8-K.

Date of Report		Description

October 8, 2003	Item 7 — Financial Statements, Pro Forma Financial Information and Exhibits Item 9 — Regulation FD Disclosure	Monthly Operating Report for the Period of July 15, 2003 through August 22, 2003 as filed with the U.S. Bankruptcy Court for the Southern District of New York
October 30, 2003	Item 5 — Other Events Item 7 — Financial Statements, Pro Forma Financial Information and Exhibits	Amendment Nos. 1, 2 and 3 to the Asset Purchase Agreement among Intelsat, Ltd., Intelsat (Bermuda), Ltd., Loral Space & Communications Corporation, Loral SpaceCom Corporation and Loral Satellite, Inc.
November 17, 2003	Item 9 — Regulation FD Disclosure	Monthly Operating Report for the Period of August 23, 2003 through September 30, 2003 as filed with the U.S. Bankruptcy Court for the Southern District of New York
November 18, 2003	Item 7 — Financial Statements, Pro Forma Financial Information and Exhibits	Earnings release for the three months ended September 30, 2003
Item 12 — Results of Operations and Financial Condition
December 8, 2003	Item 9 — Regulation FD Disclosure	Monthly Operating Report for the Period of October 1, 2003 through October 24, 2003 as filed with the U.S. Bankruptcy Court for the Southern District of New York
December 11, 2003	Item 5 — Other Events and Regulation FD Disclosure	Damage to the SpainSat satellite under construction by Space Systems/ Loral, Inc.
December 18, 2003	Item 9 — Regulation FD Disclosure	Amended Monthly Operating Reports for the Periods of July 15, 2003 through August 22, 2003 and August 23, 2003 through September 30, 2003 as filed with the U.S. Bankruptcy Court for the Southern District of New York

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORAL SPACE & COMMUNICATIONS LTD.

By:	/s/ BERNARD L. SCHWARTZ

Bernard L. Schwartz
Chairman of the Board and
Chief Executive Officer
Dated: March 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ BERNARD L. SCHWARTZ Bernard L. Schwartz	Chairman of the Board and Chief Executive Officer	March 15, 2004

/s/ HOWARD GITTIS Howard Gittis	Director	March 15, 2004

/s/ ROBERT B. HODES Robert B. Hodes	Director	March 15, 2004

/s/ GERSHON KEKST Gershon Kekst	Director	March 15, 2004

/s/ CHARLES LAZARUS Charles Lazarus	Director	March 15, 2004

/s/ SALLY MINARD Sally Minard	Director	March 15, 2004

/s/ MALVIN A. RUDERMAN Malvin A. Ruderman	Director	March 15, 2004

/s/ E. DONALD SHAPIRO E. Donald Shapiro	Director	March 15, 2004

/s/ ARTHUR L. SIMON Arthur L. Simon	Director	March 15, 2004

/s/ DANIEL YANKELOVICH Daniel Yankelovich	Director	March 15, 2004

/s/ ERIC J. ZAHLER Eric J. Zahler	Director, President and COO	March 15, 2004

/s/ RICHARD J. TOWNSEND Richard J. Townsend	Executive Vice President and CFO (Principal Financial Officer)	March 15, 2004

/s/ HARVEY B. REIN Harvey B. Rein	Vice President and Controller (Principal Accounting Officer)	March 15, 2004

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Loral Space & Communications Ltd. and Subsidiaries, A Debtor In Possession
Independent Auditors’ Report	F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002.	F-3
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	F-4
Consolidated Statements of Shareholders’ (Deficit) Equity for the years ended December 31, 2003, 2002 and 2001.	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	F-6
Notes to Consolidated Financial Statements	F-7
Independent Auditors’ Report on Supplemental Schedule	F-67
Schedule II	F-68

INDEPENDENT AUDITORS’ REPORT

      To the Shareholders of Loral Space & Communications Ltd. (a Debtor In Possession)

      We have audited the accompanying consolidated balance sheets of Loral Space & Communications Ltd. (a Bermuda Company) and its subsidiaries (collectively, the “Company”) (a Debtor In Possession) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for its convertible redeemable preferred stock to adopt the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, effective July 1, 2003. As discussed in Notes 3 and 8 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangibles to adopt the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

      As discussed in Note 2 to the consolidated financial statements, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

San Jose, California

March 15, 2004

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,

	2003	2002

ASSETS

Current assets:
Cash and cash equivalents	$141,644	$65,936
Accounts receivable, net	22,969	28,893
Contracts-in-process	62,063	113,154
Vendor financing receivable	––	38,016
Inventories	42,456	95,733
Insurance proceeds receivable	122,770	––
Other current assets	36,004	48,695

Total current assets	427,906	390,427
Property, plant and equipment, net	1,828,282	1,878,137
Long-term receivables	70,749	163,191
Investments in and advances to affiliates	46,674	95,443
Deposits	9,000	58,250
Other assets	73,130	107,354

Total assets	$2,455,741	$2,692,802

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Current portion of long-term debt	$––	$130,167
Accounts payable	50,656	58,323
Accrued employment costs	23,532	34,531
Customer advances	120,347	114,080
Accrued interest and preferred dividends	1,319	37,370
Income taxes payable	269	37,936
Other current liabilities	9,870	48,736

Total current liabilities	205,993	461,143
Pension and other postretirement liabilities	10,983	124,193
Long-term liabilities	185,825	214,132
Long-term debt	––	2,106,330

Total liabilities not subject to compromise	402,801	2,905,798
Liabilities subject to compromise (Note 9)	2,906,095	––
Minority interest	2,515	16,150
Convertible redeemable preferred stock:
6% Series C ($106,009 redemption value), $0.01 par value	––	104,582
6% Series D ($21,122 redemption value), $0.01 par value	––	20,499
Commitments and contingencies (Notes 2, 6, 7, 9, 10, 15, 16 and 17)
Shareholders’ deficit:
6% Series C convertible redeemable preferred stock ($81,265 redemption value), $.01 par value; 20,000,000 shares authorized, 3,745,485 shares issued	––	80,171
6% Series D convertible redeemable preferred stock ($15,585 redemption value), $.01 par value; 8,000,000 shares authorized, 734,135 shares issued	––	15,125
Common stock, $.10 par value; 125,000,000 shares authorized, 44,125,202 and 42,926,020 shares issued	4,413	4,293
Paid-in capital	3,392,829	3,389,035
Treasury stock, at cost; 17,420 shares	(3,360)	(3,360)
Unearned compensation	(168)	(151)
Retained deficit	(4,171,536)	(3,782,107)
Accumulated other comprehensive loss	(77,848)	(57,233)

Total shareholders’ deficit	(855,670)	(354,227)

Total liabilities and shareholders’ deficit	$2,455,741	$2,692,802

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended December 31,

	2003	2002	2001

Revenues from satellite services	$288,498	$389,958	$455,695
Revenues from satellite manufacturing	244,887	708,467	613,880

Total revenues	533,385	1,098,425	1,069,575
Cost of satellite services	254,192	271,177	303,326
Cost of satellite manufacturing	422,091	759,500	580,523
Selling, general and administrative expenses	141,733	149,777	190,954

Operating loss before reorganization expenses due to bankruptcy	(284,631)	(82,029)	(5,228)
Reorganization expenses due to bankruptcy	(25,284)

Operating loss	(309,915)	(82,029)	(5,228)
Interest and investment income	15,203	12,909	28,885
Interest expense	(61,763)	(77,045)	(183,931)
Gain (loss) on investments and debt exchanges, net	17,900	(1,189)	33,941

Loss before income taxes, equity in net losses of affiliates, minority interest, cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(338,575)	(147,354)	(126,333)
Income tax provision	(4,647)	(355,042)	(2,170)

Loss before equity in net losses of affiliates, minority interest, cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(343,222)	(502,396)	(128,503)
Equity in net losses of affiliates, net of tax benefit of $(5,639) and $(3,050) in 2002 and 2001, respectively	(51,153)	(76,280)	(66,677)
Minority interest, net of taxes	20	(226)	461

Loss before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(394,355)	(578,902)	(194,719)
Cumulative effect of change in accounting principle, net of taxes (Notes 3, 8 and 16)	(1,970)	(890,309)	(1,741)
Extraordinary gain on acquisition of minority interest	13,615

Net loss	(382,710)	(1,469,211)	(196,460)
Preferred dividends and accretion	(6,719)	(89,186)	(80,743)

Net loss applicable to common shareholders	$(389,429)	$(1,558,397)	$(277,203)

Basic and diluted loss per share (Note 14):
Before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	$(9.15)	$(17.92)	$(8.51)
Cumulative effect of change in accounting principle	(0.05)	(23.89)	(0.05)
Extraordinary gain on acquisition of minority interest	0.31

Loss per share	$(8.89)	$(41.81)	$(8.56)

Weighted average shares outstanding:
Basic and diluted	43,819	37,272	32,379

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

Years ended December 31, 2003, 2002 and 2001

(in thousands, except per share amounts)

	6% Series C		6% Series D
	Convertible		Convertible
	Redeemable		Redeemable								Accumulated
	Preferred Stock		Preferred Stock		Common Stock						Other	Total
									Unearned		Comprehensive	Shareholders’
	Shares		Shares		Shares		Paid-In	Treasury	Compen-	Retained	Income	(Deficit)
	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Stock	sation	Deficit	(Loss)	Equity

Balance, December 31, 2000.	13,498	$665,809	8,000	$388,204	29,832	$2,983	$2,448,519	$(3,360)	$(148)	$(1,946,507)	$30,888	$1,586,388
Shares issued:
Exercise of stock options and related tax benefits					1
Employee savings plan					753	76	16,455					16,531
Conversion of Series C preferred stock to common stock and related issuance of additional common shares on conversion	(3,658)	(180,438)			2,012	201	198,453			(18,436)		(220)
Conversion of Series D preferred stock to common stock and related issuance of additional common shares on conversion			(1,889)	(91,675)	1,077	108	101,489			(10,089)		(167)
Warrant exercises					4		1					1
Warrants issued in connection with Cyberstar debt exchanges							6,720					6,720
Option grants to affiliates							214					214
Amortization of unearned compensation									26			26
Amortization of restricted stock									63			63
Unearned compensation on grants to non-employees, including mark-to-market adjustment							113		(113)
Amortization of deferred compensation related to non- employees									91			91
Preferred dividends $3.00 per share										(52,218)		(52,218)
Net loss										(196,460)
Other comprehensive loss											(10,101)
Comprehensive loss												(206,561)

Balance, December 31, 2001.	9,840	485,371	6,111	296,529	33,679	3,368	2,771,964	(3,360)	(81)	(2,223,710)	20,787	1,350,868
Shares issued:
Employee savings plan					1,536	152	11,400					11,552
Restricted stock option exercise					40	4						4
Conversion of Series C preferred stock to common stock and related issuance of additional common shares on conversion	(6,095)	(300,618)			4,042	404	319,480			(28,701)		(9,435)
Conversion of Series D preferred stock to common stock and related issuance of additional common shares on conversion			(5,377)	(260,905)	3,623	363	285,201			(30,808)		(6,149)
Orion note conversion					6	2						2
Reclass of preferred stock to mezzanine		(104,582)		(20,499)								(125,081)
Option grants to affiliates							924					924
Amortization of unearned compensation									6			6
Restricted stock grant							150		(150)
Amortization of restricted stock									2			2
Unearned compensation on grants to non-employees, including mark-to-market adjustment							(84)		84
Amortization of deferred compensation related to non- employees									(12)			(12)
Preferred dividends $3.00 per share										(29,677)		(29,677)
Net loss										(1,469,211)
Other comprehensive loss											(78,020)
Comprehensive loss												(1,547,231)

Balance, December 31, 2002.	3,745	80,171	734	15,125	42,926	4,293	3,389,035	(3,360)	(151)	(3,782,107)	(57,233)	(354,227)
Shares issued:
Employee savings plan					1,167	117	3,880					3,997
Restricted stock option exercise					30	3						3
Reverse stock split					2		(109)					(109)
Reclass of preferred stock on adoption of SFAS 150.	(3,745)	(80,171)	(734)	(15,125)								(95,296)
Amortization of unearned compensation									75			75
Costs associated with conversion of preferred stock to common stock							(42)					(42)
Restricted stock grant							92		(92)
Unearned compensation on grants to non-employees, including mark-to-market adjustment							(27)					(27)
Preferred dividends $3.00 per share										(6,719)		(6,719)
Net loss										(382,710)
Other comprehensive loss											(20,615)
Comprehensive loss												(403,325)

Balance, December 31, 2003.	––	$––	––	$––	44,125	$4,413	$3,392,829	$(3,360)	$(168)	$(4,171,536)	$(77,848)	$(855,670)

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,

	2003	2002	2001

Operating activities:
Net loss	$(382,710)	$(1,469,211)	$(196,460)
Non-cash items:
Cumulative effect of change in accounting principle, net of taxes	1,970	890,309	1,741
Extraordinary gain on acquisition of minority interest	(13,615)	––	––
Equity in net losses of affiliates, net of taxes	51,153	84,478	66,677
Minority interest, net of taxes	(20)	226	(461)
Deferred taxes	3,656	355,335	(882)
Depreciation and amortization	189,268	187,002	227,779
Provisions for inventory obsolescence	49,546	14,013	5,929
Valuation allowance on vendor financing receivables	10,008	32,574	—
Write-off of advances related to Europe*Star	—	36,620	—
Loss on cancellation of deposits	23,500	10,000	—
Loss on acceleration of receipt of long-term receivables	10,893	––	––
Charge on conversion of sales arrangement to lease arrangement (Note 17)	10,098	––	––
Accrual for Alcatel settlement	8,000	––	––
Provisions for bad debts on billed receivables	7,402	4,308	3,717
Adjustment to revenue straightlining assessment	9,034	1,407	––
Loss on equipment disposals	4,804	6,191	—
(Gain) loss on investments and debt exchanges, net	(17,900)	1,189	(33,941)
Non cash net interest and (gain) loss on foreign currency transactions	4,887	172	33,662
Changes in operating assets and liabilities:
Accounts receivable, net	(1,478)	6,241	13,762
Contracts-in-process	31,686	97,100	15,087
Inventories	3,731	(1,604)	16,500
Long-term receivables	73,519	(1,963)	(51,401)
Deposits	25,750	58,940	9,300
Other current assets and other assets	34,393	27,759	24,399
Accounts payable	41,148	(88,666)	(12,256)
Accrued expenses and other current liabilities	680	(20,039)	(29,168)
Customer advances	49,656	(34,910)	78,124
Income taxes payable	1,847	3,420	2,487
Pension and other postretirement liabilities	13,245	4,521	3,214
Long-term liabilities	(19,627)	(12,714)	(7,486)
Other	501	(28)	(505)

Net cash provided by operating activities	225,025	192,670	169,818

Investing activities:
Capital expenditures	(176,564)	(98,207)	(238,373)
Proceeds from the sales of investments	45,908	—	—
Investments in and advances to affiliates	(19,200)	(40,617)	(27,692)
Proceeds from the sale leaseback of assets, net	—	—	17,393

Net cash used in investing activities	(149,856)	(138,824)	(248,672)

Financing activities:
Borrowings under revolving credit facilities	71,387	145,000	115,000
Repayments under term loans	(32,500)	(85,000)	(81,000)
Repayments under revolving credit facilities	—	(127,000)	(134,000)
Interest payments on 10% senior notes	(30,635)	(45,954)	—
Repayments of export-import facility	(6,434)	(2,146)	(2,145)
Repayments of other long-term obligations	—	(22)	(2,497)
Preferred dividends	—	(29,677)	(52,218)
Preferred dividends on exchange offers and related expenses	—	(15,583)	—
Proceeds from other stock issuances	3,852	12,523	16,531
Payment of bank amendment costs	(5,131)	––	––
Payments of debt refinancing costs	—	—	(14,913)

Net cash provided by (used in) financing activities	539	(147,859)	(155,242)

Increase (decrease) in cash and cash equivalents	75,708	(94,013)	(234,096)
Cash and cash equivalents — beginning of period	65,936	159,949	394,045

Cash and cash equivalents — end of period	$141,644	$65,936	$159,949

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business

      Loral Space & Communications Ltd. (“Loral” or the “Company”, which terms shall include its subsidiaries unless otherwise indicated or the context requires) together with its subsidiaries is a leading satellite communications company with substantial activities in satellite-based communications services and satellite manufacturing. Loral is organized into two operating segments (see Note 18):

          Satellite Services

      Satellite Services, managed through Loral Skynet, a division of Loral, generates substantially all of its revenues and cash from leasing transponder capacity to customers for video transmission, direct to home (“DTH”) broadcasting, high-speed data services, international Internet communications and telephone services. Satellite Services also provides network services such as managed communications networks, Internet and intranet services, business television and business media services to customers.

          Satellite Manufacturing

      Satellite Manufacturing, conducted by Loral’s subsidiary Space Systems/ Loral (“SS/ L”), generates its revenues and cash from designing and manufacturing satellites and satellite systems for commercial and government applications including satellite services, television broadcasting, DTH services, broadband communications, military communications, wireless telephony, digital satellite radio, weather monitoring and air traffic management.

2.	Bankruptcy Filings, Sale of Assets and Reorganization

Bankruptcy Filings

      On July 15, 2003, Loral and certain of its subsidiaries (the “Debtor Subsidiaries” and collectively with Loral, the “Debtors”), including Loral Space & Communications Corporation, Loral SpaceCom Corporation (“Loral SpaceCom”), Loral Satellite, Inc. (“Loral Satellite”), SS/ L and Loral Orion, Inc. (“Loral Orion”), filed voluntary petitions for reorganization under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)) (the “Chapter 11 Cases”). Loral and its Debtor Subsidiaries continue to manage their properties and operate their businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code (see Basis of Presentation Note 3).

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

      As a result of Loral’s and the Debtor Subsidiaries’ voluntary petitions for reorganization, all of Loral’s prepetition debt obligations (aggregating approximately $2.2 billion at December 31, 2003) have been accelerated (see below and Notes 9 and 10). On July 15, 2003, Loral suspended interest payments on all of its senior unsecured notes, with an aggregate principal amount of $1.05 billion. A creditors’ committee has been appointed in the Chapter 11 Cases to represent all unsecured creditors, including all holders of Loral’s and

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loral Orion’s senior unsecured notes, and, in accordance with the provisions of the Bankruptcy Code, has the right to be heard on all matters that come before the Bankruptcy Court (see Note 10).

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

      As a result of the commencement of the Chapter 11 Cases, the pursuit of all pending claims and litigation against Loral and its Debtor Subsidiaries arising prior to or relating to events which occurred prior to the commencement of the Chapter 11 Cases is generally subject to an automatic stay under Section 362 of the Bankruptcy Code, and, absent further order of the Bankruptcy Court, a party is generally prohibited from taking any action to recover any prepetition claims, enforce any lien against or obtain possession of any property from Loral or its Debtor Subsidiaries. In addition, pursuant to Section 365 of the Bankruptcy Code, Loral and its Debtor Subsidiaries may reject or assume prepetition executory contracts and unexpired leases, and parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court which will be addressed in the context of the Chapter 11 Cases.

      On July 15, 2003, the New York Stock Exchange suspended trading of Loral’s common stock and removed Loral’s securities from listing and registration on September 2, 2003. Loral’s common stock is being quoted under the ticker symbol LRLSQ on the Pink Sheets and on the Over-The-Counter Bulletin Board Service. The Company anticipates that, in any plan of reorganization ultimately confirmed by the Bankruptcy Court, the common and preferred stock of the Company will, at best, be severely diluted and may be eliminated entirely, with the result that common and preferred stockholders would receive no distribution.

Sale of Assets

      On July 15, 2003, Loral Space & Communications Corporation, Loral SpaceCom and Loral Satellite (collectively, the “Sellers”), direct or indirect subsidiaries of Loral, entered into a definitive agreement (the “Asset Purchase Agreement”) to sell to Intelsat, Ltd. and certain of its affiliated companies (together, the “Purchasers” or “Intelsat”), all of the Sellers’ satellites serving the North American market, then comprised of four satellites in-orbit (one of which failed in September 2003, see below) and two under construction (one of which has been successfully launched and placed into service on September 12, 2003 and one scheduled for launch in 2004), as well as certain related assets and liabilities. In addition, Intelsat has agreed to order a new satellite from SS/ L when the sale closes and, subject to obtaining a security interest in certain of our Brazilian Satellite Services assets, agreed to make a $100 million down payment on that order. The Asset Purchase Agreement provides for a base purchase price of $1.025 billion, subject to certain purchase price adjustments (which include a reduction for any insurance proceeds received prior to closing by the Company from the Telstar 4 failure — see below). On October 24, 2003, after a hearing on the matter, the Bankruptcy Court approved the transactions contemplated by the Asset Purchase Agreement.

      On March 5, 2004, as part of an arrangement to reach agreement with Intelsat on the satisfaction of certain closing conditions, the Company entered into an amendment to the Asset Purchase Agreement. Among other things, the amendment reduces the purchase price by $20 million (subject to further adjustment based on future events) to cover certain contingent liabilities relating to the transferred assets, reduces from $100 million to $50 million the deposit Intelsat is to make for its new satellite construction contract with SS/L, and provides for a dollar-for-dollar reduction in the price of this satellite if and to the extent the Telstar 4 insurance proceeds are less than $141 million (see below). As part of this amendment, Intelsat agreed to pay SS/ L $12.5 million in full settlement and satisfaction of all remaining obligations to make certain orbital

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments to SS/ L under the construction contracts relating to the purchased satellites. The effectiveness of this amendment is subject to approval by the Bankruptcy Court and Intelsat’s bank lenders.

      Consummation of the transactions is still subject to a number of conditions, including that certain operating parameters continue to be met with respect to the assets being sold and certain other closing conditions typical for transactions of this type (see Note 17). The Sellers expect to use the proceeds from the sale of the assets to repay their outstanding secured bank debt. The Chapter 11 Cases will enable the Sellers to sell the satellites serving the North American market to the Purchasers free and clear of any interests. There can be no assurance, however, that the transactions contemplated by the Asset Purchase Agreement will be consummated. The net book value of the satellites to be sold was $935 million (including insurance proceeds receivable on the Company’s consolidated balance sheet at December 31, 2003, see below) and of the related assets and liabilities was $30 million and $31 million, respectively, as of December 31, 2003. The net assets to be sold, as well as the results of operations relating to such net assets, have not been segregated in the accompanying consolidated financial statements, since the satisfaction of certain closing conditions are still subject to Bankruptcy Court approval.

      Upon receipt of Bankruptcy Court approval relating to certain closing conditions, the satellites serving the North American market will be accounted for as a discontinued operation, resulting in the Company’s historical consolidated financial statements being reclassified to reflect such discontinued operations separately from continuing operations. Income from operations for the satellites serving the North American market that will be reclassified to discontinued operations is expected to approximate $19.0 million, $57.6 million and $61.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. For the purpose of this presentation, all indirect costs normally associated with these operations have been omitted, including telemetry, tracking and control, access control, maintenance and engineering, selling and marketing and general and administrative.

      In September 2003, Loral’s Telstar 4 satellite experienced a short circuit of its high voltage bus causing the satellite to cease operations. Loral has been unable to reestablish contact with the satellite and has declared the satellite a total loss. At the time of the satellite’s failure, Loral initiated a comprehensive restoration plan that has provided capacity to nearly all Telstar 4 customers on other Loral satellites. Telstar 4 is insured for $141 million and the agent for secured lenders of Loral SpaceCom is currently named as the loss payee on the insurance policy. During October 2003, Loral filed the proof of loss with the insurance underwriters to recover $141 million. Under Loral’s agreement to sell its satellites serving the North American market discussed above, the purchase price will be reduced by any insurance proceeds received for Telstar 4 by Loral prior to closing, net of any payments by Loral to customers for warranty claims. The Company recorded a receivable for insurance proceeds of $123 million at December 31, 2003, primarily representing the carrying value of Telstar 4 and the estimated costs of warranty obligations to customers directly associated with the failure of Telstar 4. Customer cancellations resulting from the failure of Telstar 4 have reduced the future minimum lease receipts due from customers under long-term operating leases for transponder capacity by approximately $47 million.

          Reorganization

      Loral intends to reorganize around its satellite manufacturing operations and its remaining fleet of international satellites. Loral is in the process now of completing its long-term business plan. Loral believes it will not require any additional financing to fund operations.

      As provided by the Bankruptcy Code, the Debtors had the exclusive right to submit their plan or plans of reorganization for 120 days from the date of the Chapter 11 filing. On November 12, 2003, the Bankruptcy Court extended this exclusive period for another 120 days. On March 16, 2004, a hearing will be held to consider a further extension of the exclusivity period and additional extensions may be sought and may be granted or rejected by the Bankruptcy Court. If Loral and its Debtor Subsidiaries fail to file their plan or plans

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of reorganization during such period, or if a plan is filed and such plan or plans is not accepted by the required number of creditors and equity holders within the required period, any party in interest may subsequently file its own plan or plans of reorganization for Loral and its Debtor Subsidiaries. A plan of reorganization must be confirmed by the Bankruptcy Court upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan of reorganization notwithstanding rejection of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. Although Loral and its Debtor Subsidiaries expect to file a plan or plans of reorganization that provide for emergence from bankruptcy sometime in 2004, Loral cannot now describe the components or features of the plan, including whether the plan will provide for creditors to be paid in whole or in part or whether consideration they will receive will consist of cash, debt, equity or some combination thereof. In addition, there can be no assurance that Loral will be able to propose a plan, obtain court approval of any plan we propose, obtain acceptances from the number of creditors necessary to confirm a plan, or actually confirm and consummate a plan.

3.	Summary of Significant Accounting Policies

Basis of Presentation

      Loral, a Bermuda company has a December 31 year-end. The consolidated financial statements for the three years ended December 31, 2003, include the results of Loral and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All intercompany transactions have been eliminated.

      The accompanying consolidated financial statements have been prepared assuming the Company, in its current structure, will continue as a going concern. However, the factors mentioned in Note 2 above, among other things, raise substantial doubt about Loral’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ability of the Company to continue as a going concern is dependent on a number of factors including, but not limited to, the Company developing a plan of reorganization, confirmation of the plan by the Bankruptcy Court and Loral maintaining good relations with its customers, suppliers and employees. If a plan of reorganization is not confirmed and implemented, the Company may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery that the Company’s creditors would receive in such liquidation. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company is forced to liquidate (see Reorganization in Note 2).

      The consolidated financial statements have been prepared in accordance with Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”). SOP 90-7 requires an entity to distinguish prepetition liabilities subject to compromise from postpetition liabilities in the Company’s consolidated balance sheet. The caption “liabilities subject to compromise” reflects the Company’s best current estimate of the amount of prepetition claims that will be restructured in Loral’s and its Debtor Subsidiaries’ Chapter 11 Cases. In addition, the Company’s consolidated statement of operations portrays the results of operations of the reporting entity during Chapter 11 proceedings. As a result, any revenue, expenses, realized gains and losses, and provision for losses resulting directly from the reorganization and restructuring of the organization are reported separately as reorganization items, except those required to be reported as discontinued operations and extraordinary items in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) and SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). The Company did not prepare condensed combined financial statements for Loral and the Debtor Subsidiaries, since the subsidiaries

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that did not file voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code were immaterial to the Company’s consolidated financial position and results of operations.

      Investments in XTAR, L.L.C. (“XTAR”), Satelites Mexicanos, S.A. de C.V. (“Satmex”), Europe*Star Limited (“Europe*Star”) and Globalstar, L.P. (“Globalstar”) as well as other affiliates, are accounted for using the equity method, due to the Company’s inability to control significant operating decisions. Income and losses of affiliates are recorded based on Loral’s beneficial interest. Intercompany profit arising from transactions with affiliates is eliminated to the extent of the Company’s beneficial interest. Any difference in the carrying value of these investments as compared to Loral’s interest in the underlying net assets is amortized over the life of the primary asset of the affiliate. Advances to affiliates generally consist of amounts due under extended payment terms. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other obligations exist. Loral capitalizes interest cost on its investments, until such entities commence commercial operations. Capitalized interest on investments is amortized over the life of the primary asset of the affiliate. Certain of the Company’s affiliates are subject to the risks associated with new businesses. See Note 7.

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

      A significant portion of Loral’s Satellite Manufacturing revenue is associated with long-term contracts which require significant estimates. These estimates include forecasts of costs and schedules, estimating contract revenue related to contract performance (including orbital incentives) and the potential for component obsolescence in connection with long-term procurements. Significant estimates also include the estimated useful lives of the Company’s satellites and, prior to 2002, the amortization period of cost in excess of net assets acquired.

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

Billed Receivables

      As of December 31, 2003 and 2002, billed receivables (including accounts receivable) were reduced by an allowance for doubtful accounts of $11.7 million and $7.1 million, respectively.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

      Inventories consist principally of parts and subassemblies used in the manufacture of satellites which have not been specifically identified to contracts-in-process, and are valued at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) or average cost method.

Property, Plant and Equipment

      Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line method for satellites and related equipment over the estimated useful lives of the related assets. Depreciation is provided primarily on an accelerated method for other owned assets over the estimated useful life of the related assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Below are the estimated useful lives of the Company’s property, plant and equipment as of December 31, 2003:

Years

Land improvements	20
Buildings	25 to 45
Leasehold improvements	5 to 25
Satellites-in-orbit	9.5 to 18
Earth stations	5 to 15
Equipment, furniture and fixtures	3 to 20

      Costs incurred in connection with the construction and successful deployment of the Company’s satellites and related equipment are capitalized. Such costs include direct contract costs, allocated indirect costs, launch costs, launch insurance and construction period interest. Capitalized interest related to the construction of satellites for 2003, 2002 and 2001 was $32.9 million, $28.6 million and $23.0 million, respectively. All capitalized satellite costs are amortized over the estimated useful life of the related satellite. The estimated useful life of the satellites was determined by engineering analyses performed at the satellite’s in-service date. Satellite lives are reevaluated periodically. Losses from unsuccessful launches and in-orbit failures of the Company’s satellites, net of insurance proceeds, are recorded in the period a loss occurs.

Cost in Excess of Net Assets Acquired

      On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. In connection with the adoption, the Company recorded a non-cash charge for the cumulative effect of the change in accounting principle of $890 million, see Note 8. Prior to January 1, 2002, the excess of the cost of purchased businesses over the fair value of net assets acquired was being amortized over 40 years using the straight-line method.

Valuation of Long-Lived Assets and Investments in and Advances to Affiliates

      The carrying value of Loral’s long-lived assets and investments in and advances to affiliates is reviewed for impairment in accordance with SFAS 144 and Accounting Principles Board (“APB”) Opinion No. 18, Equity Method of Accounting for Investments in Common Stock, respectively. Whenever events or changes in circumstances indicate that an asset may not be recoverable, the Company looks to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs (only for long-lived assets), as primary indicators of recoverability. If impairment is determined to exist, any related

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment loss is calculated based on fair value. Fair value is determined based on quoted market values, discounted cash flows or appraisals, as appropriate in the circumstances.

Deposits

      Deposits primarily represent prepaid amounts on satellite launch vehicles which are expected to be utilized for the launch of customer or Company-owned satellites.

Investments in Available-For-Sale Securities and Other Securities

      The Company’s investments in publicly traded common stock are classified as available-for-sale, and are recorded at fair value, with the resulting unrealized gain or loss excluded from net loss and reported as a component of other comprehensive loss until realized (see Notes 4 and 16). The Company accounts for its investment in Globalstar’s $500 million credit facility at fair value, with changes in the value (net of tax) recorded as a component of other comprehensive loss (see Note 7).

      On March 7, 2003, Sirius Satellite Radio, Inc. (“Sirius”) completed its recapitalization plan and as part of this recapitalization, SS/ L converted all of its vendor financing receivables of approximately $76 million into 59 million shares of common stock of Sirius. For the year ended December 31, 2003, SS/ L realized net proceeds of $46 million from the sale of all of the shares of Sirius common stock that it received in the recapitalization, and realized gains on such sales of $18 million. In the first quarter of 2003, SS/ L recorded a charge on the vendor financing receivables due from Sirius of $10 million, representing the difference between the carrying value of SS/ L’s receivables of $38 million, and the value of the common shares received by SS/ L based on the trading price of Sirius’s common stock on March 7, 2003 of $28 million. At December 31, 2002, the receivables from Sirius were classified as short-term vendor financing receivables.

      In 2002, the Company determined that its investment in The Fantastic Corporation common stock had an other than temporary decline in its value and recognized a loss of $1 million.

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

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Research and Development

      Independent research and development costs, which are expensed as incurred, were $9 million, $16 million and $32 million for 2003, 2002 and 2001, respectively, and are included in selling, general and administrative expenses.

Foreign Exchange Contracts

      Prior to filing Chapter 11, Loral entered into foreign exchange contracts as hedges against exchange rate fluctuations of future accounts receivable and accounts payable under contracts-in-process which are denominated in foreign currencies. On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), which among other things requires that all derivative instruments be recorded on the balance sheet at their fair value. Upon filing Chapter 11, SS/ L’s hedges with counterparties (primarily yen denominated forward contracts) were cancelled leaving SS/ L vulnerable to foreign currency fluctuations in the future. The inability to enter into forward contracts exposes SS/ L’s future revenues, costs and cash associated with anticipated yen denominated receipts and payments to currency fluctuations (see Note 16).

Stock-Based Compensation

      As permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), Loral accounts for stock-based awards to employees using the intrinsic value method in accordance with APB 25, and its interpretations. The Company accounts for stock-based awards to non-employees in accordance with SFAS 123 and its interpretations.

      In the fourth quarter of 2002, the Company adopted SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), an amendment of SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

      Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six to twelve months following vesting; stock volatility, 90% in 2003, 90% in 2002, and 75% in 2001; risk free interest rate, 2.4% to 6.6% based on date of grant; and no dividends during the expected term. The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The following table summarizes what the Company’s pro forma net loss and pro forma loss per share would have been if the fair value method under SFAS 123 was used (in millions except per share amounts):

	For the Years Ended December 31,

	2003	2002	2001

Reported loss before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	$(394.4)	$(578.9)	$(194.7)
Add: Total stock based compensation charged to operations under the intrinsic value method, net of taxes		1.0
Less: Total stock based employee benefit (compensation) determined under the fair value method for all awards, net of taxes	7.6	(46.3)	(15.5)

Pro forma net loss before cumulative effect of change in accounting principle	(386.8)	(624.2)	(210.2)
Cumulative effect of change in accounting principle, net of taxes	(2.0)	(890.3)	(1.7)
Extraordinary gain on acquisition of minority interest	13.6

Pro forma net loss	(375.2)	(1,514.5)	(211.9)
Preferred dividends	(6.7)	(89.2)	(80.7)

Pro forma net loss applicable to common shareholders	$(381.9)	$(1,603.7)	$(292.6)

Reported basic and diluted loss per share before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	$(9.15)	$(17.92)	$(8.51)
Pro forma basic and diluted loss per share before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(8.98)	(19.14)	(8.98)
Reported loss per share applicable to common shareholders	(8.89)	(41.81)	(8.56)
Pro forma loss per share applicable to common shareholders	(8.72)	(43.03)	(9.04)

      During the preparation of the Company’s 2003 consolidated financial statements, management revised the pro forma net loss and pro forma net loss per share for fiscal 2002 to appropriately include the effect of the reversal of the cumulative tax benefit of previous pro forma SFAS 123 charges of $30.4 million. This revision did not impact the Company’s consolidated balance sheet, consolidated statement of operations, net loss or net loss per share for any of the periods presented.

Income Taxes

      As a Bermuda company, Loral Space & Communications Ltd. is subject to U.S. federal, state and local income taxation at regular corporate rates plus an additional 30% “branch profits” tax on any income that is

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effectively connected with the conduct of a U.S. trade or business. Loral’s U.S. subsidiaries are subject to regular corporate tax on their worldwide income.

      Deferred income taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying statutory tax rates in effect for the year during which the differences are expected to reverse. The deferred tax assets are reduced by a valuation allowance to the extent it is more likely than not that the deferred tax assets will not be realized. See Note 12.

Additional Cash Flow Information

      The following represents non-cash activities and supplemental information to the consolidated statements of cash flows (in thousands):

	Years ended December 31,

	2003	2002	2001

Non-cash activities:
Insurance proceeds receivable recorded for satellite loss and warranty obligations	$122,770

Exchange of Loral Orion senior notes and senior discount notes for new 10% senior notes and 0.6 million Loral warrants			$910,600

Conversion of Series C preferred stock and Series D preferred stock to common stock and related issuance of additional common shares on conversions		$605,448	$300,328

Minimum pension liability adjustment	$(4,526)	$(63,926)	$(757)

Unrealized losses on available-for-sale securities, net of taxes	$(16,815)	$(12,603)	$(12,314)

Unrealized net (losses) gains on derivatives, net of taxes	$(244)	$(2,676)	$3,362

Accrual of preferred dividends	$6,719	$5,508

Supplemental information:
Interest paid, net of capitalized interest	$83,062	$106,044	$137,472

Taxes paid, net of refunds	$1,342	$2,124	$585

Cash received (paid) for reorganization items:
Professional fees	$(7,598)

Retention costs	$(2,680)

Interest income	$708

New Accounting Pronouncements

SFAS 143

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. The Company has determined that there was no effect on its consolidated financial position or results of operations upon the adoption of SFAS 143 on January 1, 2003.

          FIN 45

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements were effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of 2002. The Company adopted the recognition provisions of FIN 45 on January 1, 2003 and determined that there was no effect on its consolidated financial position or its results of operation.

          FIN 46

      In January 2003 and revised in December 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”) and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R will be applied by the Company for those entities that are considered variable interest entities as of March 31, 2004. The Company is currently evaluating the provisions of FIN 46R as it relates to variable interest entities.

          SFAS 150

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. As a result of the Company’s adoption of SFAS 150 on July 1, 2003, the Company reclassified its redeemable convertible preferred stock to liabilities and increased the recorded values to their redemption values (with an offsetting increase to other assets) and recorded a cumulative effect of accounting change of $2 million during the third quarter of 2003, which represents the amortization of expenses incurred on the issuance of the securities from their issuance dates through June 30, 2003, that were not previously amortized.

          EITF 00-21

      In May 2003, the Emerging Issues Task Force of the FASB (“EITF”) reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. EITF 00-21 applies to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of accounting change in the statement of operations. Management determined that the adoption of EITF 00-21 did not have a significant impact on its consolidated financial position or its results of operations.

          SFAS 132 Revised

      In December 2003, the FASB issued SFAS No. 132, as revised, Employers’ Disclosures about Pensions and Other Postretirement Benefits, (“Revised SFAS 132”), which requires additional disclosures about

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company adopted the required revised disclosure provisions of Revised SFAS 132 as of December 31, 2003, except for the disclosure of estimated future benefit payments, which the Company is required to and will disclose as of December 31, 2004.

          Reclassifications

      Certain reclassifications have been made to conform prior year amounts to the current year’s presentation.

4.	Accumulated Other Comprehensive Loss

      The components of accumulated other comprehensive loss are as follows (in thousands):

			Activity During Years Ended
	As of December 31,		December 31,

	2003	2002	2003	2002	2001

Cumulative translation adjustment	$(939)	$(1,909)	$970	$(4)	$(392)
Derivatives classified as cash flow hedges, net of taxes:
Cumulative transition adjustment					1,220
Net (decrease) increase in foreign currency exchange contracts			551	(1,142)	13,125
Reclassifications into revenue and cost of sales from other comprehensive income			(355)	(1,534)	(10,983)
Reclassifications into interest expense from other comprehensive income for anticipated transactions that are no longer probable			(440)

Unrealized net gains (losses) on derivatives	442	686	(244)	(2,676)	3,362
Unrealized (losses) gains on available-for-sale securities, net of taxes	(8,142)	8,673	(16,815)	(12,603)	(12,314)
Minimum pension liability adjustment	(69,209)	(64,683)	(4,526)	(63,926)	(757)
Less: realized losses on available-for-sale securities included in net loss				1,189

Accumulated other comprehensive loss	$(77,848)	$(57,233)	$(20,615)	$(78,020)	$(10,101)

      As of December 31, 2003, the Company anticipates reclassifying $2.2 million of the balance of derivatives classified as cash flow hedges (entered into prior to filing bankruptcy) in accumulated other comprehensive loss to earnings in the next year. The unrealized (loss) gain on available for sale securities at December 31, 2003 and 2002 includes a charge of $11.4 million related to deferred taxes on unrealized gains recorded prior to 2002, which pursuant to SFAS 109 will be deferred until the related investment is sold. See Note 12 for the related tax amounts for the table above.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Contracts-in-Process and Long-Term Receivables

Contracts-in-Process

	December 31,

	2003	2002

	(in thousands)
U.S. government contracts:
Amounts billed	$3,724	$1,735
Unbilled receivables	3,459	4,829

	7,183	6,564

Commercial contracts:
Amounts billed	10,380	62,002
Unbilled receivables	44,500	44,588

	54,880	106,590

	$62,063	$113,154

      Unbilled amounts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed in accordance with the contract terms, typically upon shipment of the product, achievement of contractual milestones, or completion of the contract and, at such time, are reclassified to billed receivables.

      The Company has estimated that it will incur approximately $50 million to repair a satellite that was damaged during transit. The Company expects to recover a significant portion of these costs through insurance coverage. Management believes that the resolution of the insurance claim will not have a material adverse effect on its consolidated financial position or its results of operation.

Long-Term Receivables

      Billed receivables relating to long-term contracts are expected to be collected within one year. Loral classifies billings deferred and the orbital component of unbilled receivables expected to be collected beyond one year as long-term. Receivable balances related to satellite orbital incentive payments and billings deferred as of December 31, 2003 are scheduled to be received as follows (in thousands):

Long-Term
Receivables

2004	$6,677
2005	20,669
2006	4,084
2007	1,795
2008	10,869
Thereafter	33,332

77,426
Less, current portion included in contracts-in-process	(6,677)

Long-term receivables	$70,749

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003, Loral owed orbital incentive obligations of $4 million to a subcontractor for which Loral has a corresponding long-term receivable from the customer. Payments of such amounts are due in 2004 and are contingent upon collection of the related receivable.

6.	Property, Plant and Equipment

	December 31,

	2003	2002

	(in thousands)
Land and land improvements	$24,827	$24,761
Buildings	86,065	85,664
Leasehold improvements	16,995	21,633
Satellites in-orbit, including satellite transponder rights of $298.4 million	1,454,511	1,606,427
Satellites under construction	707,453	554,453
Earth stations	59,303	71,777
Equipment, furniture and fixtures	290,257	279,033
Other construction in progress	24,728	27,759

	2,664,139	2,671,507
Accumulated depreciation and amortization	(835,857)	(793,370)

	$1,828,282	$1,878,137

      Depreciation and amortization expense for property, plant and equipment was $182.3 million, $180.0 million and $190.0 million in 2003, 2002 and 2001, respectively. Accumulated depreciation and amortization as of December 31, 2003 and 2002 includes $91.5 million and $70.2 million, respectively, related to satellite transponders where Loral has the rights to transponders for the remaining life of the related satellite.

      The transponder capacity on satellites in-orbit are either leased by customers or held for lease by the Company. Future minimum lease receipts due from customers under long-term operating leases for transponder capacity on the Company’s satellites in-orbit (including $446.2 million related to the satellites to be sold to Intelsat, see Note 2) and for service agreements as of December 31, 2003, are as follows (in thousands):

2004	$209,584
2005	159,945
2006	139,509
2007	127,890
2008	101,229
Thereafter	486,406

$1,224,563

      In January 2004, the Company’s Telstar 14/ Estrela do Sul-1 satellite was successfully launched, but after launch the satellite only partially deployed its North solar array. SS/ L, the manufacturer of the satellite, is raising the satellite to geostationary orbit. The book value of Telstar14/ Estrela do Sul-1 at December 31, 2003 was $253 million and is included in satellites under construction. It is insured for partial and total losses up to a maximum of $250 million.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Investments in and Advances to Affiliates

      Investments in and Advances to Affiliates consists of (in thousands):

	December 31,

	2003	2002

XTAR equity investment	$43,382	$24,575
Satmex equity investments		50,761
Globalstar:
Acquired notes and loans ($630 million principal and accrued interest)	3,292	20,107
Vendor financing ($250 million principal and accrued interest)

	$46,674	$95,443

      Equity in net losses of affiliates, net of taxes (Note 12) consists of (in thousands):

	Years Ended December 31,

	2003	2002	2001

XTAR	$(230)	$(7,017)	$(498)
Satmex	(51,699)	(25,067)	(12,046)
Europe*Star		(41,586)	(28,110)
Globalstar and Globalstar service provider partnerships	776	(2,610)	(24,915)
Other affiliates			(1,108)

	$(51,153)	$(76,280)	$(66,677)

      The consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	Years Ended December 31,

	2003	2002	2001

Revenues	$28,660	$85,920	$100,924
Interest and investment income	886	1,177	1,177
Interest expense capitalized on development stage enterprises	1,196	1,252	120
Elimination of Loral’s proportionate share of losses (profits) relating to affiliate transactions	4,444	(10,921)	(1,527)
(Losses) profits relating to affiliate transactions not eliminated	(3,621)	9,887	3,735
Amortization of deferred credit and profits relating to investments in affiliates	(783)	(508)	(538)

          XTAR

      XTAR, a joint venture between Loral and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”), a consortium comprised of leading Spanish telecommunications companies, including Hispasat, S.A., and agencies of the Spanish government, is constructing and plans to launch an X-band satellite to provide X-band services to government users in the United States and Spain, as well as other friendly and allied nations. XTAR is owned 56% by Loral (accounted for under the equity method since the Company does not control certain significant operating decisions) and 44% by Hisdesat. In addition, XTAR has agreed to lease certain transponders on the Spainsat satellite, which is being constructed by SS/ L for Hisdesat. As of December 31, 2003, the partners in proportion to their respective ownership interests have contributed $87 million to XTAR.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In October 2003, Loral and Hisdesat entered into an agreement (the “Contribution Agreement”) to contribute over time an additional $25.4 million and $20.0 million, respectively, into XTAR, with Loral’s contribution effected through the cancellation of amounts owed under XTAR’s satellite construction contract with SS/ L. The proceeds from Hisdesat’s capital contributions have been and will be largely used to fund the remaining amounts due under the satellite construction contract. XTAR has entered into a Launch Services Agreement with Arianespace, S.A. providing for launch of its satellite on Arianespace’s Ariane 5 ECA launch vehicle. This flight represents the resumption of the Ariane 5 ECA’s missions since the unsuccessful launch in late 2002. Arianespace has agreed to provide a one-year loan for a portion of the launch price, which loan is secured by certain of XTAR’s assets, including the satellite, ground equipment and rights to the orbital slot. The remainder of the launch price consists of a revenue-based fee to be paid over time following commencement of operations by XTAR. XTAR still requires additional funds to insure its satellite, complete the ground station system and fund its operations. XTAR is in discussions with its shareholders to try and obtain additional capital contributions and is seeking additional funds through other third-party financings.

      Loral is seeking the approval of the Bankruptcy Court and its secured lenders to fund an additional $2.8 million to XTAR, which would be matched by $2.2 million of contributions to XTAR from Hisdesat. If XTAR is unable to raise the $5 million from Loral and Hisdesat or the substantial additional funds for launch insurance, the Company’s investment in XTAR of $43 million at December 31, 2003, and any additional investment effected as a result of the Contribution Agreement or otherwise, would be adversely affected. Moreover, if XTAR is unable to repay the Arianespace loan when due, Arianespace will have the right to foreclose on the XTAR assets pledged as collateral, which will also adversely affect the Company’s investment in XTAR.

Satmex

      In connection with the privatization of Satmex by the Mexican Government of its satellite services business, Loral and Principia formed a joint venture, Firmamento Mexicano, S.A. de R.L. de C.V. (“Holdings”). In 1997, Holdings acquired 75% of the outstanding capital stock of Satmex. As part of the acquisition, Servicios Corporativos Satelitales, S.A. de C.V. (“Servicios”), a wholly owned subsidiary of Holdings, issued a seven-year Government Obligation (“Government Obligation”) to the Mexican Government in consideration for the assumption by Satmex of the debt incurred by Servicios in connection with the acquisition. The Government Obligation had an initial face amount of $125 million, which accretes at 6.03% and expires in December 2004. Under the terms of the Government Obligation, assets equal to 1.2 times the value of the Government Obligation are to be maintained in a collateral trust in favor of the Mexican government. Loral and Principia have pledged their respective shares in Holdings in this collateral trust. Because of the decline in the value of Satmex, the shares in Holdings are no longer sufficient to maintain the 1.2 collateral trust ratio requirement. As a result, a default has occurred under the Government Obligation and the government of Mexico could foreclose on the Company’s shares in the parent company of Servicios, which would result in the Company losing nearly all of its investment stake in Satmex.

      To conserve cash, on August 1, 2003 Satmex stopped making interest payments on its high yield bonds and is currently in default. Although Satmex is current on interest due on its floating rate notes, the default on its high yield bonds triggered a cross-default provision under the indenture for its existing floating rate notes. In addition, on September 30, 2003, additional defaults occurred under Satmex’s existing floating rate notes as a result of its failure to complete certain proposed financings and the default by Servicios on the Government Obligation, as a result of its failure to maintain the minimum coverage ratio as discussed above. The occurrence of the events of default under each of the high yield bonds and the existing floating rate notes gives the holders of such notes the right to accelerate Satmex’s principal repayment obligations on such notes. Should this occur, Satmex may seek to reorganize under either Chapter 11 of the United States Bankruptcy Code or Mexican reorganization law or both.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003, Loral had a 65% economic interest in Holdings and a 49% indirect economic interest in Satmex. Loral accounts for Satmex using the equity method. The covenants of Satmex’s debt instruments restrict the ability of Satmex to pay dividends to Loral. As a result of these recent events, under U.S. GAAP, Loral wrote-off its investment in Satmex of $29 million (as an increase to its equity loss) in the third quarter of 2003. Accordingly, there is no longer any requirement for Loral to provide for its allocated share of Satmex’s net losses subsequent to September 30, 2003. In addition, Loral recorded reductions in estimated contract revenues from Satmex resulting in an increase to the Company’s operating loss of approximately $24 million during 2003.

      Satmex has two satellites in operation and a third satellite, Satmex 6, scheduled for launch this year. Satmex will require additional liquidity to complete the launch of Satmex 6. In order to fund the construction, insurance and launch of Satmex 6, Satmex pursued export credit agency financing and a proposed private placement of secured notes. The Export-Import Bank of the United States (“Ex-Im Bank”) has advised Satmex that it will not extend the commitment for the Ex-Im Bank loan guarantee for which Satmex had previously received approval.

      The Ex-Im Bank financing was an important element in a financial restructuring of Satmex, which included an exchange offer for its high yield bonds, a prepayment of its secured floating rate notes and funding for the payments remaining for the launch of Satmex 6. Given the recent developments, Satmex is actively exploring, with its financial advisors, alternative means of restructuring its debt obligations and financing the remaining amount for Satmex 6.

      The following table presents summary financial data for Satmex as of September 30, 2003 and December 31, 2002 and for the nine months ended September 30, 2003 and for each of the two years in the period ended December 31, 2002 (in thousands):

	Nine Months	Years Ended
	Ended	December 31,
	September 30,
	2003	2002	2001
Statement of operations data:
Revenues	$59,212	$85,011	$128,044
Operating (loss) income	(4,195)	(1,388)	35,095
Net loss	(31,687)	(19,932)	(3,112)
Net loss applicable to common stockholders	(32,818)	(21,440)	(4,619)

	September 30, 2003	December 31, 2002
Balance sheet data:
Current assets	$30,816	$51,857
Total assets	988,649	1,011,094
Current liabilities	560,603	31,036
Long-term debt		523,374
Long-term liabilities	91,053	88,005
Shareholders’ equity	336,993	368,677

Europe*Star

      Pursuant to a master settlement agreement on June 30, 2003 with Alcatel, Loral transferred to Alcatel its minority interest in Europe*Star, a joint venture between Loral and Alcatel that owns and operates the Europe*Star 1 satellite (see Note 17). In the fourth quarter of 2002, the Company’s investment in Europe*Star was reduced to zero, which resulted from the Company recording valuation allowances of $38 million on the vendor financing and the receivables advanced to Europe*Star due to collection concerns and recording an impairment charge relating to its investment in Europe*Star of $7 million. Accordingly,

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

there is no longer any requirement for Loral to provide for its allocated share of Europe*Star’s net losses subsequent to December 31, 2002.

      The following table presents summary financial data for Europe*Star as of December 31, 2002 and for each of the two years in the period ended December 31, 2002 (in thousands):

	Years Ended
	December 31,

	2002	2001
Statement of operations data:
Revenues	$16,090	$13,743
Operating loss	(23,162)	(33,714)
Net loss applicable to shareholders	(74,773)	(58,995)

December 31,
2002
Balance sheet data:
Current assets	$2,320
Total assets	332,327
Current liabilities	86,976
Long-term liabilities	4,088
Loans from partners’	263,215
Net partners’ deficit	(21,952)

          Globalstar

      The Company accounts for its investment in Globalstar on the equity method due to its inability to control significant operating decisions at Globalstar. In 2000, Loral’s allocated share of Globalstar’s losses and Globalstar’s impairment charges reduced Loral’s investment in and advances to Globalstar to zero. Accordingly, there is no longer any requirement for Loral to provide for its allocated share of Globalstar’s net losses subsequent to December 31, 2000. The Company accounts for its investment in Globalstar’s $500 million credit facility at fair value, with changes in the value (net of tax) recorded as a component of other comprehensive loss (see Notes 4 and 16). The Company recorded unrealized net losses after taxes as a component of other comprehensive loss of $17 million, $13 million and $12 million in 2003, 2002 and 2001, respectively, in connection with this security.

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

      As of December 31, 2003, the remaining amount of SS/ L provided vendor financing to Globalstar that subcontractors assumed was $70 million (which is included in liabilities subject to compromise). The amount assumed by subcontractors includes $47 million which is non-recourse to SS/ L in the event of non-payment by Globalstar as a result of its bankruptcy.

      On February 15, 2002, Globalstar and certain of its direct subsidiaries filed voluntary bankruptcy petitions under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Court”). In connection therewith, Loral/ Qualcomm Satellite Services, L.P., the managing general partner of Globalstar, its general partner, Loral/ Qualcomm Partnership, L.P. (“LQP”), and certain of Loral’s subsidiaries that serve as general partners of LQP also filed voluntary bankruptcy petitions with the Court.

      During the pendency of the Globalstar bankruptcy cases, Loral entered into a settlement and release agreement with Globalstar and Globalstar’s official creditors committee to resolve certain issues related to Globalstar and Globalstar’s restructuring (the “Settlement”). This Settlement was approved on April 14, 2003 by the Court and closed on July 10, 2003. Among other things, the Settlement provided that Globalstar grants to Loral, subject to certain conditions, a general release of all claims Globalstar might have against Loral in exchange for certain consideration including, effective upon Globalstar’s emergence from Chapter 11 reorganization, an approximate 50% reduction in the amount of Loral’s unsecured claims against Globalstar of approximately $875 million. Loral does not expect any material impact on its results of operations or financial position as a result of this Settlement.

      On April 24, 2003, one of Globalstar’s creditors filed with the bankruptcy court a motion seeking reconsideration by the bankruptcy court of the bankruptcy court’s approval of the Settlement. The Globalstar Court denied this motion for reconsideration on May 30, 2003, and, on June 9, 2003, the creditor filed a notice of appeal of the bankruptcy court’s order approving the Settlement. Although the Company believes that the appeal, which is currently pending, is without merit, no assurance can be given in this regard or as to what relief, if any, might be granted in the event the appeal were to be successful.

      On December 8, 2003, Globalstar and Thermo Capital Partners, LLC (“Thermo”) reached an acquisition agreement for Thermo to acquire a majority interest in a reorganized Globalstar (the “Thermo Transaction”). The Court approved the sale of Globalstar’s assets to a new company (“New Globalstar”) to be controlled by Thermo in exchange for an investment of $43 million for which Thermo would receive an 81.25% equity stake in the new operating company. Following consummation of the Thermo Transaction and upon resolution of the Globalstar bankruptcy cases, Globalstar’s creditors will be allocated the remaining 18.75% equity interest. Loral’s share of any such equity interest allocation is estimated at approximately 2.5% of New Globalstar. Globalstar’s transaction with Thermo is subject to a number of material closing conditions. There can be no assurance that Globalstar will be successful in completing the Thermo Transaction or that Globalstar will be successfully reorganized.

      The Company’s investment in Globalstar related activities on its balance sheet as of December 31, 2003 was $3 million, representing the fair value of its investment in Globalstar’s $500 million credit facility which was based on the trading values of Globalstar’s public debt at December 31, 2003. If Globalstar is unable to effectuate a successful restructuring, the Company’s investment in Globalstar would likely be worthless, which would have no effect on the Company’s results of operations.

      Loral holds various indirect ownership interests in three foreign companies that currently serve as exclusive service providers for Globalstar service in Brazil, Mexico and Russia and an indirect ownership in a U.S.-based distributor that has the exclusive right to sell Globalstar services to certain agencies within the U.S. Government. In 2002, the Company paid $10 million it had guaranteed in connection with a Globalstar service provider partnership.

8.	Accounting for Goodwill and Other Acquired Intangible Assets

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

          Goodwill

      In accordance with SFAS 142, the Company’s previously recognized cost in excess of net assets acquired (“goodwill”) of $892 million for business acquisitions accounted for under the purchase method of accounting completed prior to July 1, 2001, was reviewed under the new transitional guidance as of January 1, 2002. Goodwill had been previously assigned to the Company’s business segments as follows (based on the net book value at December 31, 2001): Satellite Services $606 million and Satellite Manufacturing $286 million. The Company hired professionals in the valuation consulting business to determine the fair value of each of the Company’s reporting units. Since there were no quoted market prices in active markets for the Company’s reporting units, the measurement of fair value for each reporting unit was based on the best information available for that reporting unit, including reasonable and supportable assumptions and projections, as follows: (1) Satellite Services — public company trading multiples and merger and acquisition transaction multiples and (2) Satellite Manufacturing — future discounted cash flows. Based on the fair values concluded on by those professionals, management determined that the goodwill for each of the Company’s reporting units under the new guidance in SFAS 142 was fully impaired. Accordingly, as of January 1, 2002, the Company recorded a non-cash charge for the cumulative effect of the change in accounting principle of $890 million.

      The charge was the result of a change in the evaluation criteria for goodwill from an undiscounted cash flow approach, which was previously utilized under the guidance in SFAS 121 and APB 17, to the fair value approach which is stipulated in SFAS 142.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the actual financial results and as adjusted financial results without the amortization of goodwill for the Company for the year ended December 31, 2001 (in thousands, except per share amounts):

	Year Ended December 31,
	2001

	Actual	As Adjusted

Reported loss before cumulative effect of change in accounting principle	$(194,719)	$(194,719)
Add back amortization of goodwill, net of taxes		26,628

Loss before cumulative effect of change in accounting principle	(194,719)	(168,091)
Cumulative effect of change in accounting principle, net of taxes	(1,741)	(1,741)

Net loss	(196,460)	(169,832)
Preferred dividends	(80,743)	(80,743)

Net loss applicable to common shareholders	$(277,203)	$(250,575)

Reported basic and diluted loss per share before cumulative effect of change in accounting principle		$(8.51)
Add back goodwill amortization per share		0.82

As adjusted loss per share before cumulative effect of change in accounting principle		(7.69)
Cumulative effect of change in accounting principle		(0.05)

Adjusted loss per share		$(7.74)

          Other Acquired Intangible Assets

      The Company evaluated the useful lives of its other acquired intangible assets in connection with the adoption of SFAS 142 and determined that no changes to the useful lives were necessary.

      Other acquired intangible assets are included in other assets in the Company’s consolidated balance sheets as follows (in millions):

	December 31, 2003		December 31, 2002

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Satellite related intangibles	$40.7	$(23.4)	$40.7	$(19.9)
Regulatory fees	22.7	(6.2)	22.7	(4.6)
Other intangibles	13.0	(10.2)	13.0	(8.4)

Total	$76.4	$(39.8)	$76.4	$(32.9)

      As of December 31, 2003, the weighted average remaining amortization period for satellite related intangibles was six years, 12 years for regulatory fees and two years for other intangibles.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Total pre-tax amortization expense for other acquired intangible assets was $6.9 million for each of the three years in the period ended December 31, 2003. Annual pre-tax amortization expense for other acquired intangible assets for the five years ended December 31, 2008 is estimated to be as follows (in millions):

2004	$6.9
2005	5.8
2006	4.3
2007	4.3
2008	4.3

9.	Liabilities Subject to Compromise

      As discussed in Note 2, the Company and its Debtor Subsidiaries have been operating as a debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code.

      In the consolidated balance sheet, the caption “liabilities subject to compromise” reflects Loral’s current estimate of the amount of prepetition claims that will be restructured in Loral’s and its Debtor Subsidiaries’ Chapter 11 Cases. Pursuant to court order, Loral has been authorized to pay certain prepetition operating liabilities incurred in the ordinary course of business (e.g. salaries and insurance). Since July 15, 2003, as permitted under the Bankruptcy Code, the Company has rejected certain of its prepetition obligations. Loral is in the process of calculating its estimated liability to the unsecured creditors affected by these contract rejections. The Bankruptcy Court established January 26, 2004 as the bar date in the Debtors’ Chapter 11 Cases, which is the date by which claims against Loral and its Debtor Subsidiaries were required to have been filed for claimants to receive any distribution in the Chapter 11 Cases. Differences between liability amounts estimated by the Company and claims filed by creditors are being investigated and the Bankruptcy Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization. Loral and its Debtor Subsidiaries will continue to evaluate the amount and classification of their prepetition liabilities in general through the remainder of their Chapter 11 Cases. Should Loral or its Debtor Subsidiaries, through this ongoing evaluation, identify additional liabilities subject to compromise, such amounts will be recognized accordingly. As a result, “liabilities subject to compromise” are subject to change. Claims classified as “liabilities subject to compromise” represent secured as well as unsecured claims. Liabilities subject to compromise at December 31, 2003 consisted of the following (in thousands):

Debt obligations (Note 10)	$2,236,864
Accounts payable	50,605
Accrued employment costs	6,295
Customer advances	36,430
Accrued interest and preferred dividends	44,610
Income taxes payable	39,514
Pension and other postretirement liabilities (Note 15)	130,981
Other liabilities(1)	136,815
6% Series C convertible redeemable preferred stock	187,274
6% Series D convertible redeemable preferred stock	36,707

Total liabilities subject to compromise	$2,906,095

(1)	Includes $47 million of vendor financing that is non-recourse to SS/ L in the event of non-payment by Globalstar due to bankruptcy.

Preferred Stock

      The Company’s 6% Series C convertible redeemable preferred stock (“the Series C Preferred Stock”) and 6% Series D convertible redeemable preferred stock (“the Series D Preferred Stock”) have mandatory redemption dates in 2006 and 2007, respectively. The Company has the right to make mandatory redemption payments to the holders in either cash or common stock, or a combination of the two. On July 1, 2003, the

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company adopted SFAS 150. As a result of the adoption of SFAS 150, the Company reclassified its preferred stock to liabilities from shareholders’ deficit at June 30, 2003 and the related dividends since adoption have been included in interest expense (see Note 3).

      In August 2002, Loral’s Board of Directors approved a plan to suspend indefinitely the future payment of dividends on its two series of preferred stock. Accordingly, Loral has deferred the payments of quarterly dividends due on its Series C and Series D preferred stock. On July 15, 2003, Loral stopped accruing dividends on the two series of its preferred stock in its consolidated financial statements, as a result of the Company’s Chapter 11 filing. Because Loral failed to pay dividends on the Series C and the Series D preferred stock for six quarters, holders of the majority of each class of such preferred stock are now entitled, subject to the applicable effects of the Chapter 11 Cases and Loral’s Bermuda insolvency proceedings, to elect two additional members, for a total of four, to Loral’s Board of Directors.

          6% Series C Convertible Preferred Stock

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

          6% Series D Convertible Preferred Stock

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

      As of December 31, 2003, the Company had 12 million authorized shares of preferred stock for which the series had not been designated.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt

	December 31,

	2003		2002

	(In thousands)
Loral Orion 10.00% senior notes due 2006:
Principal amount		$612,704	$612,704
Accrued interest (deferred gain on debt exchanges)		214,446	245,080
Bank debt:
Loral Satellite term loan, 5.75% and 5.60% at December 31, 2003 and 2002, respectively		226,500	249,000
Loral Satellite revolving credit facility, 5.75% and 4.67% at December 31, 2003 and 2002, respectively		200,000	179,000
LSC term loan facility, 5.25% and 5.03% at December 31, 2003 and 2002, respectively		350,000	360,000
LSC revolving credit facility, 5.25% and 5.05% at December 31, 2003 and 2002, respectively		190,387	140,000
9.50% Senior notes due 2006		350,000	350,000
Export-Import credit facility			6,434
Other			535
Non-recourse debt of Loral Orion:
11.25% Senior notes due 2007 (principal amount $37 million)		39,402	39,762
12.50% Senior discount notes due 2007 (principal amount at maturity and accreted principal amount $49 million)		53,425	53,982

Total debt		2,236,864	2,236,497
Less, current maturities at December 31, 2002, and amounts included in liabilities subject to compromise at December 31, 2003 (Note 9)		2,236,864	130,167

	$		$2,106,330

      Loral currently has approximately $2.2 billion in debt (including future accrued interest of $214 million associated with the deferred gain on the Loral Orion debt exchanges). This debt includes $967 million of bank debt that is secured by liens on the assets of Loral SpaceCom and Loral Satellite, consisting primarily of Loral’s satellite manufacturing assets and satellites serving the North American market. As a result of the commencement of its Chapter 11 Cases, Loral continues to pay interest only on its bank debt, which has significantly reduced its cash interest payments. Loral expects to use the proceeds from the sale of the satellites serving the North American market to the Purchasers to repay its outstanding secured bank debt (see Note 2). From July 15, 2003 to December 31, 2003, Loral did not recognize $22.3 million of interest expense and $28.1 million of a reduction to its 10% senior notes as a result of the suspension of interest payments on its debt obligations.

      As a result of Loral’s and the Debtor Subsidiaries’ voluntary petitions for reorganization, all of Loral’s prepetition debt obligations (aggregating approximately $2.2 billion at December 31, 2003) have been accelerated. On July 15, 2003, Loral suspended interest payments on the 9.50% Senior Notes due 2006, on the 10% Senior Notes due 2006, on the 11.25% Senior Notes due 2007 and on the 12.50% Senior Notes due 2007. A creditors’ committee has been appointed in the Chapter 11 Cases to represent all unsecured creditors, including all holders of Loral’s and Loral Orion’s senior unsecured notes, and, in accordance with the provisions of the Bankruptcy Code, it has the right to be heard on all matters that come before the Bankruptcy Court (see Note 2).

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On the date the Chapter 11 cases were commenced, the Bankruptcy Court entered an order authorizing the Debtors to use the Cash Collateral to fund all operating expenses associated with their businesses in accordance with an agreed upon budget and in accordance with certain other terms set forth in the order. The use of the Cash Collateral can be terminated by the bank lenders upon the occurrence of certain events specified in the order. The bank lenders have granted the Debtors a number of waivers in the past. In fact, the Debtors currently are operating under a waiver that temporarily sets aside certain of the order’s requirements, among them, the requirement for an agreed upon business plan, certain financial tests, maintenance of in-orbit insurance at certain levels and delivery of financial statements. There can be no assurance that the bank lenders will grant future waivers. In the event the Debtors’ ability to use the Cash Collateral were terminated, the Debtors would still have the right to seek the authority of the Bankruptcy Court to use the Cash Collateral notwithstanding any objection by the bank lenders. There can be no assurance that the Bankruptcy Court would grant such request.

Satellite Credit Agreement

      On December 21, 2001, Loral Satellite, a subsidiary of Loral Space & Communications Corporation, which in turn is a subsidiary of Loral, entered into the first amendment to the $500 million secured credit agreement dated as of November 17, 2000 by and among Loral Satellite, Bank of America as Administrative Agent, and the other lending parties thereto (the “Satellite Credit Agreement”). The first amendment provides for a $200 million revolving credit facility expiring January 7, 2005 and a term loan of which $226.5 million was outstanding as of December 31, 2003. During the first quarter of 2003, Loral had drawn down the full amount of the revolving credit facility. The first amendment also effected certain changes to provisions relating to the collateral pool provided to lenders under the Loral Satellite credit facility and imposed additional limitations on the application of proceeds from any sale of assets from this collateral pool.

      Borrowings under the Satellite Credit Agreement bear interest, at Loral Satellite’s option, at various rates based on fixed margins over the lead bank’s base rate or the London Interbank Offer Rate for specified periods. Loral Satellite pays a commitment fee on the unused portion of the revolver. The Satellite Credit Agreement contains customary limitations, including those on indebtedness, fundamental changes, asset sales, dividends, investments, capital expenditures, creating liens (other than those created pursuant to the Satellite Credit Agreement), prepayments or amendments of indebtedness, and transactions with affiliates. During 2002, Loral Satellite paid dividends of $35 million to its parent.

      The Satellite Credit Agreement is secured by certain assets of Loral Satellite, including the Telstar 6 and Telstar 7 satellites and the payments due to Loral Satellite under Globalstar’s $500 million credit facility (see Note 7). In addition, as part of the first amendment, lenders under the Satellite Credit Agreement received a junior lien on the assets of Loral SpaceCom and its subsidiaries pledged in favor of the banks under the LSC Amended Credit Agreement (as defined below). Loral has also agreed to guarantee Loral Satellite’s obligations under the Satellite Credit Agreement, which guarantee agreement contains a minimum net worth covenant.

      On March 31, 2003, Loral Satellite amended the Satellite Credit Agreement to provide for certain modifications, including to its financial covenants (the “Loral Satellite Amendment”). Loral Satellite’s ability to dividend funds to its parent was substantially reduced in connection with this amendment.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Loral guarantee was also amended in March 2003 to impose additional restrictions on Loral’s ability to pay dividends and to effect voluntary repayment or purchase of indebtedness. Moreover, under the amended guarantee, Loral’s ability to make investments or otherwise make payment to any of its subsidiaries is limited to a maximum amount of $5 million.

LSC Amended Credit Agreement

      On December 21, 2001, Loral SpaceCom entered into an Amended and Restated Credit Agreement with Bank of America, N.A., as Administrative Agent, and the other lenders parties thereto (the “LSC Amended Credit Agreement”). The Loral SpaceCom Amended Credit Agreement provides for a $200 million revolving credit facility expiring January 7, 2005 and a term loan of which $350 million was outstanding at December 31, 2003. During the first quarter of 2003, Loral SpaceCom had substantially utilized the revolving credit facility through drawdowns and letters of credit. Borrowings under the LSC Amended Credit Agreement bear interest, at Loral SpaceCom’s option, at various rates based on margins over the lead bank’s base rate or the London Interbank Offered Rate for specified periods.

      The Loral SpaceCom Amended Credit Agreement contains limitations on Loral SpaceCom and its subsidiaries, including those on indebtedness, liens, fundamental changes, asset sales, dividends, investments, capital expenditures, transactions with affiliates and certain other intercompany transactions.

      The Loral SpaceCom Amended Credit Agreement is secured by substantially all of the assets of and the stock of Loral SpaceCom and its subsidiaries, including SS/ L. Loral SpaceCom’s obligations under the Loral SpaceCom Amended Credit Agreement have been guaranteed by certain of its subsidiaries, including SS/ L. As of December 31, 2003, the net book value of the assets that secure the Loral SpaceCom Amended Credit Agreement was approximately $250 million.

      On March 31, 2003, Loral SpaceCom further amended the LSC Amended Credit Agreement to provide for additional modifications, including to Loral SpaceCom’s financial covenants (the “LSC Amendment”). The amendment imposed additional restrictions on Loral SpaceCom and its subsidiaries, including further restricting their ability to incur capital expenditures, sell assets, incur debt, provide vendor financing and make investments. The lenders under the Loral SpaceCom facilities also received a junior lien on the stock of Loral Satellite as part of this amendment.

      In connection with the amendment of the Loral SpaceCom and the Loral Satellite credit facilities, Loral agreed to the continued retention of a financial advisor to assist it in various matters, including advising the Company on strategic alternatives, which may include asset sales and other actions to reduce indebtedness.

Loral Orion Indentures

      On December 21, 2001, Loral Orion issued $613 million principal amount of 10% senior notes due 2006 and guaranteed by Loral, in exchange for the extinguishment of $841 million principal amount of Loral Orion 11.25% senior notes due 2007 and 12.5% senior discount notes due 2007 as discussed below.

      As part of the exchange, Loral issued to the new note holders 604,299 five-year warrants to purchase Loral common stock at a price of $23.70 per share. The warrants were valued at $7 million using the Black Scholes option pricing model with the following assumptions: stock volatility, 75%, risk free interest rate, 4.36%, and no dividends during the expected term. As of December 31, 2003, principal amount of $37 million of the existing 11.25% senior notes and principal amount of $49 million of the existing 12.5% senior discount notes remain outstanding at their original maturities and interest rates.

      The interest rate on the 10% senior notes is a reduction from the 11.25% interest rate on the existing senior notes and the 12.5% rate on the existing senior discount notes. Interest is payable semi-annually on July 15 and January 15, beginning July 15, 2002. Under U.S. GAAP dealing with debt restructurings, in 2001 the Company recorded a gain of $34 million on the exchange, after expenses of $8 million. The carrying value of the 10% senior notes on the balance sheet at December 31, 2003 was $827 million, although the actual

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal amount of the 10% senior notes is $613 million. The difference between this carrying value and the actual principal amount of the 10% senior notes is being amortized over the remaining life of the 10% senior notes, fully offsetting interest expense through maturity of the 10% senior notes. The indenture relating to the 10% senior notes contains covenants, including, without limitation, restrictions on Loral Orion’s ability to pay dividends or make loans to Loral.

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

      The Loral Orion 11.25% senior notes are due in 2007 and require interest payments semi-annually. The 12.5% senior discount notes are due in 2007 and require interest payments semi-annually commencing on July 15, 2002. In connection with the Loral Orion acquisition in 1998, the carrying value of the senior notes and senior discount notes were increased to reflect a fair value adjustment based on quoted market prices at the date of acquisition. Such adjustment resulted in effective interest rates of 8.69% and 9.69% on the senior notes and senior discount notes, respectively, through maturity. Along with the issuance of each 11.25% senior note and 12.5% senior discount note, one warrant was originally issued to purchase shares of common stock. Upon the acquisition of Loral Orion, each warrant was converted so that it could purchase shares of Loral common stock. As of December 31, 2003, exercisable warrants for 4,530 shares of Loral common stock at an exercise price of $0.23 per share under the Loral Orion 11.25% senior notes and 8,397 shares of Loral common stock at an exercise price of $0.30 per share under the Loral Orion 12.5% senior discount notes are yet to be exercised.

          Loral Senior Notes

      In 1999, Loral sold $350 million principal amount of 9.5% Senior Notes due 2006 (“Senior Notes”). The Senior Notes are general unsecured obligations of Loral that: (1) are structurally junior in right of payment to all existing and future indebtedness of Loral’s subsidiaries; (2) are equal in right of payment with all existing and future senior indebtedness of Loral (except as to assets pledged to secure such indebtedness); and (3) are senior in right of payment to any future indebtedness which is by its terms junior in right of payment to any senior indebtedness of Loral. Interest on the Senior Notes accrues at the rate of 9.5% per annum and is payable semi-annually on January 15 and July 15. The Senior Notes were scheduled to mature on January 15, 2006. Upon a change of control (as defined), each holder of Senior Notes will have the right to require Loral to repurchase such holder’s Senior Notes at a price equal to 101% of the principal amount thereof plus accrued interest to the date of repurchase.

11.	Reorganization Expenses Due to Bankruptcy

      Reorganization expenses due to bankruptcy for the period from July 15, 2003 (filing date) to December 31, 2003, include professional fees associated with bankruptcy services, employee retention costs, lease rejection claims, vendor settlement gains and interest income earned, excluding interest earned related to satellite activities, and were as follows (in thousands):

Professional fees	$15,489
Employee retention costs	4,692
Lease rejection claims	5,872
Vendor settlement gains	(61)
Interest income	(708)

Total reorganization expenses due to bankruptcy	$25,284

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

      The provision for income taxes on the loss before income taxes, equity in net losses of affiliates, minority interest, cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest consists of the following (in thousands):

	Years Ended December 31,

	2003	2002	2001

Current:
U.S. Federal	$358	$5,347	$(2,147)
State and local	(745)	(4,013)	1,164
Foreign	(604)	(1,041)	(2,069)

Total	(991)	293	(3,052)

Deferred:
U.S. Federal	108,480	25,463	7,635
State and local	(17,470)	13,980	(6,753)
Foreign	960	880
Valuation allowance	(95,626)	(395,658)

Total	(3,656)	(355,335)	882

Total income tax provision	$(4,647)	$(355,042)	$(2,170)

      The above income tax provision excludes the following (in thousands):

	Years Ended December 31,

	2003	2002	2001

Items effecting net income (loss):
Equity in net loss of Globalstar partnership:
Current tax (provision)		$(5,639)	$
Deferred tax (provision)				(4,356)
Equity in net loss of Satmex:
Deferred tax benefit				988
Equity in net loss of other affiliates:
Deferred tax benefit				318

Subtotal of amounts attributable to equity in net loss of affiliates		(5,639)		(3,050)
Minority interest for CyberStar L.P.:
Current tax (provision)				(125)
Deferred tax benefit				36
Cumulative effect of change in accounting principle:
Deferred tax benefit				1,197
Items impacting other comprehensive income (loss):
Unrealized gain on available-for-sale securities:
Deferred tax benefit				6,157
Unrealized gains on derivatives:
Deferred tax provision				(2,312)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes on the loss before income taxes, equity in net losses of affiliates, minority interest, cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest differs from the amount computed by applying the statutory U.S. Federal income tax rate because of the effect of the following items (in thousands):

	Years Ended December 31,

	2003	2002	2001

Tax benefit at U.S. Statutory Rate of 35%	$118,501	$51,574	$44,217
Permanent adjustments which change statutory amounts:
State and local income taxes, net of federal income tax	(11,840)	6,479	(3,633)
Non-U.S. income and losses taxed at lower rates	(9,121)	(16,212)	(26,141)
Non-deductible amortization of cost in excess of net assets acquired			(8,738)
Government export controls settlement	(180)	(204)	(4,034)
Reorganization expenses due to bankruptcy	(5,885)
Change in valuation allowance	(95,626)	(395,658)
Other, net	(496)	(1,021)	(3,841)

Total income tax provision	$(4,647)	$(355,042)	$(2,170)

      For the years ended December 31, 2003, 2002 and 2001, loss before income taxes includes approximately $22 million, $49 million and $71 million, respectively, of non-U.S. source loss. As of December 31, 2003, the Company had net operating loss carryforwards or NOLs of approximately $1.8 billion, which includes $203 million related to foreign partner interests in Globalstar and CyberStar L.P. (“Cyberstar”), as well as tax credit carryforwards of approximately $11.7 million, which expire at varying dates from 2012 through 2023. While the NOLs can be used to offset future taxable income, including the tax gain that will be recognized upon the sale of the satellite assets to Intelsat (see Note 2), future use may be impaired depending upon various factors relating to the Company’s plan of reorganization such as how creditor claims are satisfied, how the equity interests in the reorganized company are distributed, the extent of any capital infusion by new investors and the Company’s value and level of debt at the time the Company emerges from bankruptcy, which are unknown at this time. Moreover, if it is determined that an “ownership change” occurred in the three-year period preceding the emergence from bankruptcy, future use of these NOLs would be severely limited. An ownership change would be triggered if shareholders owning 5% or more of the Company’s total equity value change their holdings during this three-year period by more than 50% in the aggregate. On August 22, 2003, the Bankruptcy Court entered an order to assist the Company in protecting the NOLs by establishing procedures that require certain proposed acquirers of the Company’s securities to notify the Company about a prospective acquisition, thus giving the Company an opportunity to file an objection with the Bankruptcy Court if deemed necessary. While there is no guarantee that the Bankruptcy Court will rule in the Company’s favor in the event of a dispute between a proposed acquirer and the Company, a ruling against the Company could jeopardize a substantial portion of its NOLs.

      The Company assesses the recoverability of its NOLs and other deferred tax assets and based upon this analysis, records a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria in SFAS No. 109. Based upon this analysis, management concluded during the fourth quarter of 2002 that, due to insufficient positive evidence substantiating recoverability, a 100% valuation allowance should be established for the entire balance of the Company’s net deferred tax assets. During 2003, Loral continued to maintain the valuation allowance increasing the reserve by $94.4 million to a balance of $670.9 million. Of this net increase, $7.8 million represented deferred tax assets applied directly to shareholders’ deficit for other comprehensive loss items, $12.0 million was applied to equity in net losses of

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affiliates and $21.0 million represented a reduction to the allowance which was applied directly against the deferred tax asset. The balance of $95.6 million was charged to the 2003 results.

      During 2002, the valuation allowance was increased by $390.4 million to a balance of $576.5 million. Of this net increase, $31.9 million represented deferred tax assets applied directly to shareholders’ deficit for other comprehensive loss items, $18.7 million primarily related to the cumulative effect of a change in accounting principles on the adoption of SFAS 142 and $55.9 million represented a reduction to the allowance which was applied directly against the deferred tax asset. Included in the reduction was the elimination of the benefit for NOLs related to certain foreign partners interests in Globalstar that will expire unrealized. The balance of $395.7 million was charged to the 2002 results. The valuation allowance was $186.1 million at December 31, 2001.

      As of December 31, 2003 and 2002, valuation allowances of $670.9 million and $576.5 million, respectively, have been established for the entire balances of the Company’s net deferred tax assets. Loral will maintain the valuation allowance until sufficient positive evidence exists to support its reversal. Until such time, we expect to report no income tax provision net of valuation allowance adjustments, except for potential alternative minimum taxes and minor state, local and foreign tax provisions. When Loral determines that it will be able to realize its deferred tax assets, an adjustment to the valuation allowance will increase income in the period such determination is made.

      The significant components of the net deferred income tax asset (liability) are (in thousands):

	December 31,

	2003	2002

Deferred tax assets:
Postretirement benefits other than pensions	$18,959	$17,144
Inventoried costs	28,448	18,755
Net operating loss and tax credit carryforwards	624,702	207,568
Compensation and benefits	10,201	12,022
Premium on senior notes	113,847	157,042
Investments in and advances to affiliates	18,938	335,588
Other, net	3,430	26,591
Pension costs	35,113	25,462

Total deferred tax assets before valuation allowance	853,638	800,172
Less valuation allowance	(670,922)	(576,525)

Net deferred tax asset	$182,716	$223,647

Deferred tax liabilities:
Property, plant and equipment	$199,883	$210,778
Income recognition on long-term contracts	13,440	39,820

Total deferred tax liability	$213,323	$250,598

Net deferred tax liability	$(30,607)	$(26,951)

      The net deferred income tax liability is included in other long-term liabilities.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Shareholders’ Deficit

     Common Stock

      On June 4, 2003, the Company’s Board of Directors approved a reverse stock split of the Company’s common stock at a ratio of one-for-ten, resulting in a new par value of $0.10 per common share (previously $0.01 par value per common share). The reverse stock split became effective after the close of business on June 13, 2003 and reduced the number of shares of common stock then outstanding from 440 million to 44 million. All share and per share amounts for all periods presented have been retroactively restated to reflect the reverse stock split.

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

     6% Series C and Series D Convertible Redeemable Preferred Stock

      Based upon the price of the Company’s common stock at December 31, 2002, the Company did not have available a sufficient number of authorized shares of its common stock to effect payment of the total mandatory redemptions of its preferred stock into common stock in 2006 and 2007. Accordingly, as of December 31, 2002, the Company classified an aggregate of $125 million of its Series C Preferred Stock and Series D Preferred Stock outside the shareholders’ deficit section of the balance sheet, based on the average of the volume weighted average daily price of the Company’s common stock as defined. As a consequence of the Chapter 11 Cases, it is not likely that a mandatory redemption will occur. See Note 9.

     Series C and Series D Preferred Stock Conversions

      In connection with the conversions of the Company’s preferred stock for common stock in 2002 and 2001 detailed below, the Company retired preferred stock with mandatory redemptions in 2006 and 2007 aggregating $921 million (representing 80% of the aggregate redemption values prior to these exchanges).

      On October 8, 2002, Loral completed exchange offers for its Series C and Series D preferred stock and converted 4.3 million shares of its Series C Preferred Stock and 2.7 million shares of its Series D Preferred Stock for 4.6 million shares of its common stock and $13.4 million in cash. In connection with the exchange offers, Loral incurred $21.6 million of dividend charges, comprised of the $13.4 million in cash and non-cash dividend charges of $8.2 million. The non-cash dividend charges relate to the difference between the value of the common stock issued in the exchanges and the value of the shares that were issuable under the stated conversion terms of the preferred stock and will have no impact on Loral’s total shareholders’ deficit as the offset was an increase in common stock and paid-in capital.

      During the second quarter of 2002, in privately negotiated exchange transactions, Loral converted 1.8 million shares of its Series C Preferred Stock and 2.7 million shares of its Series D Preferred Stock into 3.1 million shares of its common stock. In connection with these transactions, Loral incurred non-cash dividend charges of $38 million, which primarily relate to the difference between the value of the common

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock issued in the exchanges and the value of the shares that were issuable under the stated conversion terms of the preferred stock. The non-cash dividend charges had no impact on Loral’s total shareholders’ deficit, as the offset was an increase in common stock and paid-in capital.

      On April 16, 2001, the Company completed exchange offers for its Series C Preferred Stock and its Series D Preferred Stock. As a result, 3.7 million shares of its Series C Preferred Stock and 1.9 million shares of its Series D Preferred Stock were tendered and exchanged into 3.1 million shares of the Company’s common stock. Loral incurred non-cash dividend charges in the second quarter of 2001 of $29 million, which primarily relate to the difference between the value of the common stock issued in the exchanges and the value of the shares that were issuable under the stated conversion terms of the preferred stock. The non-cash dividend charges had no impact on Loral’s total shareholders’ deficit, as the offset was an increase in common stock and paid-in capital.

     Stock Plans

      On April 18, 2000, the Board of Directors of Loral approved a new stock option plan (the “2000 Plan”) in order to provide an inducement to attract and retain the services of qualified employees. The 2000 Plan is intended to constitute a “broadly-based plan” as defined in Section 312.04(h) of the NYSE Listed Company Manual, which provides that at least 50% of grants thereunder exclude senior management. The 2000 Plan provides for the grant of non-qualified stock options only. As of December 31, 2003, up to 3.7 million shares of common stock may be issued under the 2000 Plan, of which approximately 1.6 million options at a weighted average exercise price of $20.30 per share were outstanding as of December 31, 2003.

      In April 1996, Loral established the 1996 Stock Option Plan. An aggregate of 1.8 million shares of common stock have been reserved for issuance, of which approximately 0.8 million options at a weighted average exercise price of $95.63 per share were outstanding as of December 31, 2003.

      In connection with the acquisition of Loral Orion, Loral assumed the unvested employee stock options of Loral Orion.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the Company’s stock option plans as of December 31, 2003, 2002 and 2001 and changes during the periods then ended is presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at January 1, 2001	3,274,824	$92.60
Granted at fair market value (weighted average fair value $8.10 per share)	1,608,452	16.00
Exercised	(550)	0.10
Forfeited	(116,660)	98.00

Outstanding at December 31, 2001	4,766,066	66.60
Granted at fair market value (weighted average fair value $10.80 per share)	93,950	18.60
Granted below fair market value (weighted average fair value $3.76 per share)	40,000	0.10
Exercised	(40,000)	0.10
Forfeited	(575,132)	86.40

Outstanding at December 31, 2002	4,284,884	62.90
Granted below fair market value (weighted average fair value $3.06 per share)	30,000	0.10
Exercised	(30,000)	0.10
Forfeited	(1,897,671)	83.60

Outstanding at December 31, 2003	2,387,213	$46.45

Options exercisable at December 31, 2001	1,554,177	$110.60

Options exercisable at December 31, 2002	2,555,606	$77.40

Options exercisable at December 31, 2003	1,945,227	$52.21

      The following table summarizes information about Loral’s outstanding stock options at December 31, 2003:

	December 31, 2003

	Outstanding
				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price Range	Number	Life-Years	Price	Number	Price

$3.80 — $19.60	1,184,629	7.79	$13.17	872,584	$13.29
$21.95 — $34.70	527,262	7.01	31.86	408,201	32.29
$60.60 — $81.30	307,430	6.51	80.05	307,430	80.05
$105.00 — $157.50	218,159	2.75	112.59	216,839	112.52
$158.10 — $221.30	93,185	5.12	165.80	83,625	166.19
$238.50 — $272.80	56,548	3.17	245.34	56,548	245.34

	2,387,213	6.78	46.45	1,945,227	52.21

      All options granted during 2002 and 2001 were non-qualified stock options. As of December 31, 2003, 2,996,265 shares of common stock were available for future grant under the plans.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with its exchange offer for certain outstanding stock options completed on March 7, 2003, Loral accepted and cancelled existing stock options to purchase an aggregate of 1,488,440 shares of common stock that were tendered in the exchange offer and agreed to grant in exchange new stock options to purchase an aggregate of 602,149 shares of common stock. The new options were to be granted, subject to the terms and conditions of the exchange offer, on September 8, 2003. As a result of Loral’s Chapter 11 filing, however, Loral will not be able to grant the new stock options. Any claims or rights that option holders whose options were cancelled may have will be addressed in the context of the Chapter 11 Cases. These cancellations have been reflected as forfeitures in 2003.

14.	Loss Per Share

      Basic loss per share is computed based upon the weighted average number of shares of common stock outstanding. Diluted loss per share excludes the assumed conversion of the Series C Preferred Stock and the Series D Preferred Stock (see Note 13), as their effect would have been antidilutive in 2003, 2002 and 2001, respectively. For 2003, 2002 and 2001, weighted options equating to zero, 151,632 and 38,966 shares of common stock, respectively, as calculated using the treasury stock method, were excluded from the calculation of diluted loss per share, as the effect would have been antidilutive.

      The following table sets forth the computation of basic and diluted loss per share:

	Years Ended December 31,

	2003	2002	2001

	(in thousands, except per share data)
Numerator for basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	$(394,355)	$(578,902)	$(194,719)
Preferred dividends	(6,719)	(89,186)	(80,743)

	401,074	668,088	275,462
Cumulative effect of change in accounting principle, net of taxes	(1,970)	(890,309)	(1,741)
Extraordinary gain on acquisition of minority interest	13,615

Net loss applicable to common stockholders	$(389,429)	$(1,558,397)	$(277,203)

Denominator:
Weighted average common shares outstanding	43,819	37,272	32,379

Basic and diluted loss per share:
Before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	$(9.15)	$(17.92)	$(8.51)
Cumulative effect of change in accounting principle	(0.05)	(23.89)	(0.05)
Extraordinary gain on acquisition of minority interest	0.31

Loss per share	$(8.89)	$(41.81)	$(8.56)

15.	Pensions and Other Employee Benefits

Pensions

      The Company maintains a pension plan and a supplemental retirement plan. These plans are defined benefit pension plans and members in certain locations may contribute to the pension plan in order to receive enhanced benefits. Eligibility for participation in these plans vary and benefits are based on members’

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation and/or years of service. The Company’s funding policy is to fund the pension plan in accordance with the Internal Revenue Code and regulations thereon and to fund the supplemental retirement plan on a discretionary basis. Plan assets are generally invested in U.S. government and agency obligations and listed stocks and bonds.

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

      The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for 2003 and 2002, and a statement of the funded status as of December 31, 2003 and 2002, respectively. The Company uses a December 31 measurement date for the pension plans and other post retirement benefit plans.

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

	(in thousands)
Reconciliation of benefit obligation
Obligation at January 1	$319,950	$277,297	$71,990	$49,309
Service cost	10,647	9,382	3,139	2,135
Interest cost	22,021	21,041	5,647	4,111
Participant contributions	1,033	1,348	1,055	961
Plan amendments		61	(20,842)
Actuarial loss	24,405	26,229	21,981	17,671
Curtailment gain	(6,207)		(9,893)
Benefit payments	(17,968)	(15,408)	(3,740)	(2,197)

Obligation at December 31	$353,881	$319,950	$69,337	$71,990
Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$211,296	$243,818	$1,549	$1,426
Actual return (loss) on plan assets	32,607	(20,721)	40	124
Employer contributions		2,259	2,476	1,235
Participant contributions	1,033	1,348	1,055	961
Benefit payments	(17,968)	(15,408)	(3,740)	(2,197)

	$226,968	$211,296	$1,380	$1,549
Funded status
Unfunded status at December 31	$(126,913)	$(108,654)	$(67,957)	$(70,441)
Unrecognized prior service cost	(261)	(279)	(25,362)	(5,110)
Unrecognized loss	102,486	103,949	45,252	33,086

Net amount recognized	$(24,688)	$(4,984)	$(48,067)	$(42,465)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table provides the details of the net pension liability recognized in the balance sheet as of December 31, 2003 and 2002, respectively (in thousands):

	2003		2002

Prepaid benefit cost	$		$12,833
Accrued benefit liability		(93,897)	(82,500)
Accumulated other comprehensive loss		69,209	64,683

Net amount recognized		$(24,688)	$(4,984)

      Included in liabilities subject to compromise (Note 9) is $131 million of the accrued benefit liability for pensions and the net amount recognized for other benefits.

      The accumulated pension benefit obligation was $321.0 million and $281.1 million at December 31, 2003 and 2002, respectively.

      For 2003, the Company’s qualified pension plan, under the Internal Revenue Code and regulations thereunder, was considered fully funded (i.e. assets are greater than liabilities) and there was no contribution required for 2003. During 2004, based on current estimates, the Company expects to contribute $13 million to the qualified pension plan. The significant declines experienced in the financial markets in previous years have unfavorably impacted pension plan asset performance. This, coupled with historically low interest rates (a key factor when estimating pension plan liabilities), caused the Company to recognize an additional $4.5 million during 2003, for a total of $69.2 million of non-cash charges to other comprehensive income (loss) as of December 31, 2003. Market conditions and interest rates significantly impact future assets and liabilities of the Company’s pension plans, and this charge to equity will be revalued in the future based upon plan assets and the measurement of plan obligations which is completed at the end of each fiscal year.

      The following table provides the components of net periodic cost for the plans for 2003, 2002 and 2001, respectively (in thousands):

	Pension Benefits			Other Benefits

	2003	2002	2001	2003	2002	2001

Service cost	$10,647	$9,382	$8,804	$3,139	$2,135	$1,790
Interest cost	22,021	21,041	19,867	5,647	4,111	3,504
Expected return on plan assets	(18,318)	(22,640)	(25,900)	(139)	(135)	(148)
Amortization of prior service cost	(36)	(36)	(41)	(1,429)	(1,272)	(1,272)
Amortization of net loss	5,372	540	23	2,120	733	380
Recognition of curtailment loss (gain)	18			(1,257)

Net periodic cost	$19,704	$8,287	$2,753	$8,081	$5,572	$4,254

      The principal actuarial assumptions were:

      Assumptions used to determine net periodic cost:

	2003	2002	2001

Discount rate	6.75%	7.50%	7.75%
Expected return on plan assets	9.00%	9.50%	9.50%
Rate of compensation increase	4.25%	4.25%	4.25%

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Assumptions used to determine the benefit obligation:

	2003	2002

Discount rate	6.25%	6.75%
Rate of compensation increase	4.25%	4.25%

      The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the projected benefit obligation for the plans, the asset mix of the plans and the fact that the plan assets are actively managed to mitigate risk. Allowable investment types include equity investments and fixed income investments. Pension plan assets are managed by Russell Investment Corp., which allocates the assets into specified Russell designed funds as per the Company’s directed asset allocation. Each specified Russell fund is then managed by investment managers chosen by Russell. The targeted allocation of the Company’s pension plan assets is 60% in equity investments and 40% in fixed income investments. Based on this target allocation, the fifteen year historical return of the Company’s investment managers has been 10.9%. The Company believes that its long-term asset allocation will approximate 60% in equity investments and 40% in fixed income investments. The expected long-term rate of return on plan assets determined on this basis was 9.0% for 2003, a decline of 50 basis points from 2002.

      The Company’s pension and other employee benefits plan asset allocations by asset category as of December 31, 2003 and 2002 are as follows:

	2003	2002

Equity investments	55%	47%
Fixed income investments	45%	53%

	100%	100%

      Actuarial assumptions used a health care cost trend rate of 11.0% decreasing gradually to 4.50% by 2010. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates for 2003 would have the following effects (in thousands):

	1% Increase	1% Decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$1,556	$(1,219)
Effect on the health care component of the accumulated postretirement benefit obligation	$6,707	$(5,654)

      On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (DIMA). The Act introduces a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with the FASB Staff Position No. 106-1, Loral is electing to defer recognition of any potential savings on the measure of accumulated postretirement benefit obligation or net periodic benefit cost as a result of DIMA until specific authoritative guidance on the accounting of the federal subsidy is issued. Therefore, the consolidated financial statements do not reflect the effects of the Act on the plan.

     Employee Savings Plan

      The Company has an employee savings plan, which provides that the Company match the contributions of participating employees up to a designated level. Under this plan, the matching contributions in Loral common stock or cash were $5.3 million, $6.6 million and $6.7 million in 2003, 2002 and 2001, respectively. Employees vested in the savings plan are able to redirect the Company match to any available fund. In addition, employees are able to direct their individual contributions to any available fund.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Financial Instruments, Derivative Instruments and Hedging

     Financial Instruments

      The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31,

	2003		2002

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$141,644	$141,644	$65,936	$65,936
Investments in available-for-sale securities	3,440	3,440	20,255	20,255
Debt	2,236,864	1,650,035	2,236,497	1,273,483
6% Series C Preferred Stock	187,274	13,000
6% Series D Preferred Stock	36,707	3,000

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

      The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of the investments in available-for-sale securities are based on market quotations or, for the Company’s investment in Globalstar’s $500 million credit facility (as adjusted for the settlement agreement), the quoted market price of Globalstar’s public debt securities (see Note 7). The fair value of the Company’s debt is based on the carrying value for those obligations that have short-term variable interest rates on the outstanding borrowings and quoted market prices for obligations with long-term or fixed interest rates (the fair value for the Loral Orion 11.25% and 12.5% senior notes was based on the quoted market price of the Loral Orion 10% senior notes, as there was no active market for those senior notes). The fair value of the Company’s preferred stock is based on market quotations.

      The fair value of the investments in available-for-sale securities includes unrealized gains of $3 million and $20 million as of December 31, 2003 and 2002, respectively, which relates to the Company’s investment in Globalstar’s $500 million credit facility (see Note 4). Approximately $214 million and $245 million of the carrying amount of debt as of December 31, 2003 and 2002, respectively, is attributable to the accounting for the Loral Orion exchange offer (see Note 10).

     Foreign Currency

      The Company, in the normal course of business, is subject to the risks associated with fluctuations in foreign currency exchange rates. Prior to filing Chapter 11, the Company entered into forward exchange contracts to establish with certainty the U.S. dollar amount of future anticipated cash receipts and payments and firm commitments for cash payments denominated in a foreign currency. The primary business objective of this hedging program is to minimize the gains and losses resulting from exchange rate changes. As of December 31, 2002, the Company had foreign currency exchange contracts (forwards) with several banks to purchase and sell foreign currencies, primarily Japanese yen, with aggregate notionals of $101.8 million. Such contracts were designated as hedges of certain foreign contracts and subcontracts to be performed by SS/ L through May 2006. The fair value of these foreign currency hedges and forward contracts based on quoted market prices as of December 31, 2002 was $11.7 million and were included in cash (foreign currency cash balances designated as hedges) and other current assets (forward contracts) on the consolidated balance sheets.

      Ineffectiveness from all hedging activity was immaterial for the years ended December 31, 2003, 2002 and 2001. For the year ended December 31, 2001, SS/ L recognized charges of $0.7 million, for hedges that no

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

longer qualified as fair value hedges and $1.5 million for excluded forward points on accelerated or delayed cash flows, which were recorded as interest expense.

      Upon filing Chapter 11, SS/ L’s hedges with counterparties (primarily yen denominated forward contracts) were cancelled leaving SS/ L vulnerable to foreign currency fluctuations in the future. The inability to enter into forward contracts exposes SS/ L’s future revenues, costs and cash associated with anticipated yen denominated receipts and payments to currency fluctuations. As of December 31, 2003, SS/ L had the following amounts denominated in Japanese Yen that were unhedged (in millions):

	Japanese Yen	U.S.$

Future revenues	¥2,263	$21.6
Future expenditures	1,339	12.5
Contracts-in-process (unbilled receivables)	3,449	31.0

      At December 31, 2003, SS/ L also had future expenditures in EURO’s of $1.5 million ($1.8 million U.S.) that were unhedged.

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

17.	Commitments and Contingencies

      The Company had outstanding letters of credit of approximately $6 million as of December 31, 2003.

      Due to the long lead times required to produce purchased parts and launch vehicles, the Company has entered into various purchase commitments with suppliers. These commitments aggregated approximately $108 million as of December 31, 2003, and primarily relate to satellite backlog. The Company’s commitments for unassigned launch vehicles were immaterial as of December 31, 2003. The Company is also obligated to pay $10 million over the next five years pursuant to a consent agreement with the U.S. Department of State, which can be reduced by the Company incurring certain costs as required under the consent agreement.

      SS/ L has deferred revenue for performance warranty obligations relating to satellites sold to customers which could be impacted by future performance. SS/ L accounts for satellite performance warranties in accordance with the product warranty provisions of FIN 45 which requires disclosure, but not initial recognition and measurement, of performance guarantees. SS/ L estimates the deferred revenue for its warranty obligation based on historical satellite performance. Management periodically reviews and adjusts the deferred revenue for warranty reserves based on the actual performance of each satellite and remaining

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warranty period. A reconciliation of such deferred amounts for each of the three years in the period ended December 31, 2003, is as follows (in millions):

Balance of deferred amounts at January 1, 2001	$9.3
Accruals for deferred amounts issued during the period	6.1
Accruals relating to pre-existing contracts (including changes in estimates)	(0.6)

Balance of deferred amounts at December 31, 2001	14.8
Accruals for deferred amounts issued during the period	1.0
Accruals relating to pre-existing contracts (including changes in estimates)	(1.7)

Balance of deferred amounts at December 31, 2002	14.1
Accruals for deferred amounts issued during the period	—
Accruals relating to pre-existing contracts (including changes in estimates)	2.2

Balance of deferred amounts at December 31, 2003	$16.3

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

      Fourteen of the satellites built by SS/ L and launched since 1997, six of which are owned and operated by Loral’s subsidiaries or affiliates, have experienced minor losses of power from their solar arrays. Although to date, neither the Company nor any of the customers using the affected satellites have experienced any degradation in performance, there can be no assurance that one or more of the affected satellites will not experience additional power loss that could result in performance degradation, including loss of transponder capacity or reduction in power transmitted. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred and the number and type of use being made of transponders then in service. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities of the remaining transponders. In the case of one satellite, Loral Skynet has removed one transponder from service in order to maintain proper power balance for the remaining transponders, none of which have been degraded in performance as a result of the power loss. A complete or partial loss of satellites could result in a loss of orbital incentive payments and, in the case of satellites owned by Loral subsidiaries and affiliates, a loss of revenues and profits. With respect to satellites under construction and construction of new satellites, based on its investigation of the matter, SS/ L has identified and has implemented remediation measures that SS/ L believes will prevent newly launched

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

satellites from experiencing similar anomalies. SS/ L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, the Company believes that this matter will not have a material adverse effect on the consolidated financial position or results of operations of Loral.

      In September 2001, the PAS 7 satellite built by SS/ L for PanAmSat experienced an electrical power failure on its solar arrays that resulted in the loss of use of certain transponders on the satellite. Also, the PAS 8 satellite has experienced minor losses of power from its solar arrays, the cause of which is unrelated to the loss of power on the PAS 7 satellite. On June 30, 2003, PanAmSat commenced an arbitration claiming that under its contract with SS/ L it is entitled to $23.7 million as a result of these losses. As a result of SS/ L’s Chapter 11 filing, this arbitration is subject to the automatic stay, and further proceedings in the matter have been suspended. In March 2004, the Company reached an agreement in principle to settle this matter with PanAmSat, which is subject to documentation and Bankruptcy Court approval and has recorded a charge to operations of $8 million in the fourth quarter of 2003. In addition, a Loral Skynet satellite has experienced a minor loss of power from its solar arrays, the cause of which may be similar to the cause of the PAS 7 anomaly. SS/ L believes, however, that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, SS/ L does not believe that these anomalies will affect other on-orbit satellites built by SS/ L.

      SS/ L has contracted to build a spot beam, Ka-band satellite for a customer planning to offer broadband data services directly to the consumer. SS/ L had suspended work on this program since December 2001 while the customer and SS/ L were in discussions to resolve a dispute under the contract. In March 2003, SS/ L and the customer reached an agreement in principle to restart the satellite construction program, and in June 2003, SS/ L and the customer executed a definitive agreement. As of December 31, 2003, SS/ L had billed and unbilled accounts receivable and vendor financing arrangements of $51 million (including accrued interest of $9 million) with this customer. Under the agreement, the customer will pay the remainder of the purchase price under the contract of $65 million plus accrued interest (including $51 million owed to SS/ L at December 31, 2003) in installments over time, most of which will be due subsequent to completion of the satellite.

      SS/ L was a party to an Operational Agreement with Alcatel Space Industries, pursuant to which the parties had agreed to cooperate on certain satellite programs, and an Alliance Agreement with Alcatel Space (together with Alcatel Space Industries, “Alcatel”), pursuant to which Alcatel had certain rights with respect to SS/ L. On June 30, 2003, Loral, SS/ L and Alcatel entered into a master settlement agreement in settlement of all claims among the parties, including arbitration claims brought by Alcatel against Loral alleging breaches of the Operational Agreement and Alliance Agreement. Pursuant to the master settlement agreement, Loral paid Alcatel $5 million and agreed to pay an additional $8 million within one year, resulting in a charge to operations of $13 million. In addition, Alcatel transferred to Loral its minority interest in CyberStar, and Loral transferred to Alcatel its minority interests in Europe*Star and SkyBridge Limited Partnership that Loral had previously written off. As a result of receiving Alcatel’s minority interest in CyberStar, Loral recognized an extraordinary gain of $14 million, which represents the extinguishment of the minority interest liability less the fair value of the acquired net assets. Under the terms of the master settlement agreement, the arbitration and a related court proceeding to confirm the arbitral tribunal’s January partial award were suspended, with termination to occur on the date of confirmation of a plan of reorganization or a liquidation, provided that if any action is commenced in the Chapter 11 Cases seeking the repayment, disgorgement or turnover of the transfers made in connection with the master settlement agreement, because of the commencement of the Chapter 11 Cases, the arbitration and related court confirmation proceeding would not be terminated until such repayment, disgorgement or turnover action had been dismissed. The master settlement agreement also provides that Alcatel is entitled to reinstate the arbitration if it is required by

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

judicial order to repay, disgorge or turn over the consideration paid to it under the agreement in the context of the Chapter 11 Cases.

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

      The launch of ChinaSat 8 has been delayed pending SS/ L’s obtaining the approvals required for the launch. SS/ L is continuing to seek the State Department approvals required for the launch of ChinaSat 8. If ChinaSat were to terminate its contract with SS/ L for ChinaSat 8 as a result of these delays, ChinaSat may seek a refund of $82 million for payments made to SS/ L as well as penalties of up to $11 million. The Company does not believe that ChinaSat is entitled to such a refund or penalties and would vigorously contest any such claims by ChinaSat. If ChinaSat were to terminate the contract, SS/ L estimates that it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer, which resale cannot be guaranteed. In addition, subject to approval of the launch vehicle provider and approval of the Bankruptcy Court, the receipt of which cannot be assured, ChinaSat has agreed to release SS/ L from any claim ChinaSat might have to recover some or all of the $52 million deposit that ChinaSat paid to SS/ L, and SS/ L paid to the launch vehicle provider, for a Chinese launch vehicle.

      On September 20, 2002, and as further amended in March 2003, Loral agreed with APT Satellite Company Limited (“APT”) to jointly acquire the Apstar V satellite, a satellite then under construction by SS/ L for APT pursuant to which Loral and APT agreed to share, on a 50/50 basis, the project cost of constructing, launching and insuring the satellite. Under this agreement, Loral was to initially acquire 23% of the satellite in return for paying 25% of the project cost, and was to pay to APT over time an additional 25% of the project cost to acquire an additional 23% interest in the satellite. At December 31, 2003, the project cost of the satellite was estimated at $230 million.

      In August 2003, in order to expedite the receipt of necessary export licenses from the U.S. government, Loral and APT amended their various agreements to convert their arrangement from a joint ownership arrangement to a lease arrangement, but leaving unchanged the cost allocation between the parties relating to the project cost of the satellite. Under this arrangement, Loral retains title to the entire satellite, now known as Telstar 18, and will lease to APT transponders representing initially 77% of the transponder capacity on the satellite. The number of transponders leased to APT would be reduced over time upon repayment by Loral of the second 25% of the satellite’s project cost, ultimately to 54% of the satellite’s transponder capacity. As a result of this conversion from joint ownership to a lease arrangement in the third quarter of 2003, Loral (a) reversed the cumulative sales of $83 million and cost of satellite manufacturing of $73 million and (b) recorded an increase to self constructed assets of $73 million and recorded long-term obligations of $80 million which, in addition to the $34 million received from APT and subject to repayment, is included in long-term liabilities as of December 31, 2003.

      In November 2003, Loral and APT agreed to further revise their existing arrangement. Under this revised arrangement, Loral agreed, among other things, to accelerate the termination of APT’s leasehold interest in 4.5 transponders by assuming $20.4 million of project cost which otherwise would have been initially paid by APT, decreasing APT’s initial leased transponder capacity from 77% to 69%. In addition, Loral will provide to APT, free of charge, available capacity on Telstar 10/ Apstar IIR, during an interim period, and provide APT with certain rights to exchange Ku-band transponder capacity on Telstar 18 for equivalent Ku-band transponder capacity on Telstar 10/ Apstar IIR.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      SS/ L has entered into several long-term launch services agreements with various launch providers to secure future launches for its customers, including Loral and its affiliates. SS/ L had launch services agreements with International Launch Services (“ILS”) which covered three launches. In November 2002, SS/ L terminated one of those future launches, which had a termination liability equal to SS/ L’s deposit of $5 million. Subsequently, SS/ L received a letter from ILS alleging SS/ L’s breach of the agreements and purporting to terminate all three launches. Despite ILS’s termination of all three launches, to protect its interest SS/ L also terminated a second launch, which had a termination liability equal to its deposit of $5 million. As a result, SS/ L recognized a non-cash charge to earnings of $10 million in the fourth quarter of 2002 with respect to the two terminated launches. In June 2003, to protect its interest, SS/ L also terminated a third launch, which had a termination liability equal to $23.5 million, and SS/ L recognized a non-cash charge to earnings of $23.5 in the second quarter of 2003 with respect to this launch. ILS has asserted that it is entitled to termination charges of up to $54.75 million with respect to the three terminated launches. SS/ L believes that ILS’s claims are without merit and intends to defend against them vigorously and to seek recovery of its deposits and termination liabilities. The Company does not believe that this matter will have a material adverse effect on its consolidated financial position and its results of operations, although no assurances can be provided.

      While the Company has in the past, consistent with industry practice and the requirements in the Company’s debt agreements, typically obtained in-orbit insurance for its satellites, the Company cannot assure that, upon a policy’s expiration, the Company will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. Five satellites owned by Loral Skynet and Loral Orion have the same solar array configuration as one other 1300-class satellite manufactured by SS/ L that has experienced an event with a large loss of solar power. SS/ L believes that this failure is an isolated event and does not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, the Company does not believe that this anomaly will affect the Company’s satellites with the same solar array configuration. The insurance coverage for three of the Company’s satellites, however, provides for coverage of losses due to solar array failures only in the event of a capacity loss of between 75% and 80% or more. The Company believes that the insurers will require either exclusions of, or limitations on, coverage due to solar array failures in connection with renewals of insurance of its five satellites each year. An uninsured loss of a satellite would have a material adverse effect on the Company’s consolidated financial position and its results of operations. Moreover, the Company is required under the terms of its bank facilities and cash collateral order to use the insurance proceeds from any launch or in-orbit failure of a satellite owned by Loral SpaceCom or Loral Satellite to prepay the bank loans (see Note 2), and as a result, these insurance proceeds would not be available to Loral to build a replacement for the lost satellite, which would result in an adverse effect on its future revenue.

      Loral Orion did not renew its in-orbit insurance policy on Telstar 11 due to the high cost of such insurance and the relative age of the satellite. As of December 31, 2003, the net book value of Telstar 11 was $42 million and its end of life, as determined in the fourth quarter of 2003, was June 2004.

      In an order released on August 8, 2003, the FCC added Telstar 13 to the “Permitted Space Station List” in the C-Band frequency at 121 degrees W.L. As a result of this action, earth stations located in the U.S. will be able to communicate with the Telstar 13 satellite, which was successfully launched on August 7, 2003, and Telstar 13 will be permitted to operate in the U.S. using a non-U.S. ITU filing. The order contains several conditions on this authorization, including (1) a requirement that Telstar 13 be in compliance with all applicable current and future operational requirements as a result of coordination agreements reached with other satellite systems; and (2) that, in the absence of a coordination agreement with a satellite network with higher ITU priority, Telstar 13 must cease service to the U.S. market immediately upon launch and operation of the higher ITU priority satellite, or be subject to further conditions designed to address potential harmful interference to a satellite with ITU date precedence. New Skies Satellites has asserted that its non-U.S. ITU filing at 120.8 degrees W.L. has ITU priority over Telstar 13. Loral Skynet is continuing its international

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

coordination of the 121 degrees W.L. slot. There can be no assurance, however, that coordination discussions will be successful (see Note 2).

      On October 21, 2002, National Telecom of India Ltd. (“Natelco”) filed suit against Loral and a subsidiary in the United States District Court for the Southern District of New York. The suit relates to a joint venture agreement entered into in 1998 between Natelco and ONS Mauritius, Ltd., a Loral Orion subsidiary, the effectiveness of which was subject to express conditions precedent. In 1999, ONS Mauritius had notified Natelco that Natelco had failed to satisfy those conditions precedent. In Natelco’s amended complaint filed in March 2003, Natelco has alleged wrongful termination of the joint venture agreement, has asserted claims for breach of contract and fraud in the inducement and is seeking damages and expenses in the amount of $97 million. Loral believes that the claims are without merit and intends to vigorously defend against them. As a result of the commencement of the Chapter 11 Cases, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended.

     Lawsuits against our Directors and Officers

      In August 2003, plaintiffs Robert Beleson and Harvey Matcovsky filed a purported class action complaint against Bernard Schwartz in the United States District Court for the Southern District of New York. The complaint alleges (a) that Mr. Schwartz violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Loral’s financial condition relating to the sale of assets to Intelsat and Loral’s Chapter 11 filing and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from June 30, 2003 through July 15, 2003, excluding the defendant and certain persons related to or affiliated with them. In November 2003, three other complaints against Mr. Schwartz with substantially similar allegations were consolidated into the Beleson case. In February 2004, a motion to dismiss the complaint in its entirety was denied by the court. Defendant filed an answer on March 2, 2004, and discovery has commenced.

      In November 2003, plaintiffs Tony Christ, individually and as custodian for Brian and Katelyn Christ, Casey Crawford, Thomas Orndorff and Marvin Rich filed a purported class action complaint against Bernard Schwartz and Richard J. Townsend in the United States District Court for the Southern District of New York. The complaint alleges (a) that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Loral’s financial condition relating to the restatement in 2003 of the financial statements for the second and third quarters of 2002 to correct accounting for certain general and administrative expenses and the alleged improper accounting for a satellite transaction with APT Satellite Company Ltd. and (b) that defendants are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from July 31, 2002 through June 29, 2003, excluding the defendants and certain persons related to or affiliated with them. This case is in its preliminary stages, and, on March 11, 2004, a conference was held with the court concerning selection of a lead plaintiff.

      In December 2003, plaintiff Wendy Koch, a former employee, filed a purported class action complaint against the Loral Space & Communications Ltd. Savings Plan Administrative Committee, all Loral directors, Richard J. Townsend and certain other Loral officers and employees in the United States District Court for the Southern District of New York. The complaint alleges (a) that defendants violated Section 404 of the Employee Retirement Income Security Act (“ERISA”), by breaching their fiduciary duties to prudently and loyally manage the assets of the Loral Savings Plan (the “Plan”) by including Loral common stock as an investment alternative and by providing matching contributions under the Plan in Loral stock, (b) that the director defendants violated Section 404 of ERISA by breaching their fiduciary duties to monitor the

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

committee defendants and (c) that defendants violated Sections 404 and 405 of ERISA by failing to provide complete and accurate information to Plan participants and beneficiaries. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all participants in or beneficiaries of the Plan at any time between November 4, 1999 and the present and whose accounts included investments in Loral stock. One other similar complaint against the defendants with substantially similar allegations has been filed, and a motion to consolidate the cases is pending.

      Loral is obligated to indemnify its directors and officers for any losses or costs they may incur as a result of these lawsuits. Loral is unable to estimate the maximum potential impact of these obligations on its future results of operations.

          Other

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

     Globalstar Related Matters

      On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited (“GTL”) and Globalstar against GTL, Loral, Bernard L. Schwartz and other defendants were consolidated into one action titled In re: Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation, Loral and Bernard L. Schwartz alleging (a) that all defendants (except Loral) violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar’s business and prospects, (b) that defendants Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of Globalstar, (c) that defendants GTL and Mr. Schwartz are liable under Section 11 of the Securities Act of 1933 (the “Securities Act”) for untrue statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Loral and Mr. Schwartz are secondarily liable under Section 15 of the Securities Act for GTL’s primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related to or affiliated with them. Loral and Mr. Schwartz have filed a motion to dismiss the amended complaint in its entirety as to Loral and Mr. Schwartz, which motion is pending before the court. Loral believes that it has meritorious defenses to this class action lawsuit and intends to pursue them vigorously. As a result of the commencement of the Chapter 11 Cases, however, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended insofar as Loral is concerned but are proceeding as to GTL and Mr. Schwartz. Loral is obligated to indemnify Mr. Schwartz for any losses or costs he may incur as a result of this lawsuit. Loral is unable to estimate the maximum potential impact of these obligations on its future results of operations. In December 2003, a motion to dismiss the amended complaint in its entirety was denied by the court insofar as GTL and Mr. Schwartz are concerned, and discovery has commenced.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On March 2, 2002, the seven separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of Loral common stock against Loral, Bernard L. Schwartz and Richard Townsend were consolidated into one action titled In re: Loral Space & Communications Ltd. Securities Litigation. On May 6, 2002, plaintiffs in the consolidated action filed a consolidated amended class action complaint alleging (a) that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Loral’s financial condition and its investment in Globalstar and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related to or affiliated with them. Loral and Messrs. Schwartz and Townsend have filed a motion to dismiss the complaint in its entirety. After oral argument on a motion to dismiss filed by Loral and Messrs. Schwartz and Townsend, in June 2003, the plaintiffs filed an amended complaint alleging essentially the same claims as in the original amended complaint. Loral believes that it has meritorious defenses to this class action lawsuit and intends to pursue them vigorously. As a result of the commencement of the Chapter 11 Cases, however, this lawsuit is subject to the automatic stay, and further proceedings in the matter have been suspended, insofar as Loral is concerned but are proceeding as to the other defendants. Loral is obligated to indemnify Messrs. Schwartz and Townsend for any losses or costs they may incur as a result of this lawsuit. Loral is unable to estimate the maximum potential impact of these obligations on its future results of operations. On February 23, 2004, a motion to dismiss the amended complaint was granted by the court insofar as Messrs. Schwartz and Townsend are concerned.

      In addition, the primary insurer under Loral’s directors and officers liability insurance policy has denied coverage for the case filed by Loral shareholders under the policy and, on March 24, 2003, filed a lawsuit in the Supreme Court of New York county seeking a declaratory judgment upholding their coverage position. In May 2003, Loral and the other defendants served their answer and filed counterclaims seeking a declaration that the insurer is obligated to provide coverage and damages for breach of contract and the implied covenant of good faith. In May 2003, Loral and the other defendants also filed a third party complaint against the excess insurers seeking a declaration that they are obligated to provide coverage. Loral believes that the insurers have wrongfully denied coverage and intends to defend against the denial vigorously. As a result of the commencement of the Chapter 11 Cases, however, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended insofar as Loral is concerned but are proceeding as to the other defendants.

  Lease Arrangements

      The Company leases certain facilities, equipment and transponder capacity under agreements expiring at various dates. Certain leases covering facilities contain renewal and or purchase options which may be exercised by the Company. Rent expense, net of sublease income of $1.0 million, $2.0 million and $4.3 million, was $41.6 million, $61.7 million and $62.9 million in 2003, 2002 and 2001 respectively.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more consisted of the following as of December 31, 2003 (in thousands):

2004	$30,452
2005	22,829
2006	20,913
2007	17,160
2008	15,036
Thereafter	68,692

$175,082

      Future minimum payments have been reduced by minimum sublease rentals of $2.0 million due in the future under non-cancelable subleases.

18.	Segments

      Loral is organized into two operating segments: Satellite Services and Satellite Manufacturing (see Note 1 and Note 2 regarding the sale of the Company’s satellite assets to Intelsat).

      The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization”. In evaluating financial performance, management uses revenues and operating income (loss) before depreciation and amortization, including amortization of unearned stock compensation, and reorganization expenses due to bankruptcy (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before amortization of stock compensation; reorganization expenses due to bankruptcy; gain (loss) on investments and debt exchanges; equity in net losses of affiliates, net of tax; minority interest, net of tax; cumulative effect of change in accounting principle, net of tax, and extraordinary gain on acquisition of minority interest, net of tax. Adjusted EBITDA should be used in conjunction with U.S. GAAP financial measures and is not presented as an alternative to cash flow from operations as a measure of the Company’s liquidity or as an alternative to net income as an indicator of the Company’s operating performance.

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

      Intersegment revenues primarily consist of satellites under construction by Satellite Manufacturing for Satellite Services and the leasing of transponder capacity by Satellite Manufacturing from Satellite Services. In the first quarter of 2003, management changed its basis of evaluating and reporting the financial performance of the Satellite Manufacturing segment to conform it to U.S. GAAP principles for commercial contracts and has restated the segment information for 2002 and 2001, accordingly. Previously the segment was evaluated and reported by management in accordance with accounting principles applicable to government contracts whereby all costs incurred, including G&A were allocated to customer programs.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized financial information concerning the reportable segments is as follows (in millions):

2003 Segment Information

	Satellite	Satellite
	Services	Manufacturing	Corporate(1)		Total

Revenues and Adjusted EBITDA:
Revenue from external customers(2)	$291.4	$245.0			$536.4
Intersegment revenues	4.3	229.0			233.3

Operating segment revenues	$295.7	$474.0			769.7

Eliminations(3)					(236.3)

Operating revenues as reported					$533.4

Segment Adjusted EBITDA before eliminations	$141.1	$(158.6)		$(36.0)	$(53.5)

Eliminations(3)					(41.9)

Adjusted EBITDA					(95.4)
Depreciation and amortization(4)(5)					(189.2)
Reorganization expenses due to bankruptcy					(25.3)

Operating loss					(309.9)
Interest and investment income					15.2
Interest expense					(61.8)
Gain on investments					17.9
Income tax provision					(4.6)
Equity in net losses of affiliates, net of taxes					(51.2)
Minority interest, net of taxes

Loss before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest					$(394.4)

Other Data:
Depreciation and amortization(4)(5)	$161.5	$27.2		$0.5	$189.2

Capital expenditures(5)	$170.6	$6.0	$		$176.6

Total assets(5)	$1,975.8	$362.0		$117.9	$2,455.7

(1)	Represents corporate expenses incurred in support of the Company’s operations.

(2)	Includes revenues from affiliates of $28.7 million, $85.9 million and $100.9 million in 2003, 2002 and 2001, respectively.

(3)	Represents the elimination of intercompany sales and Adjusted EBITDA, primarily for satellites under construction by SS/ L for wholly owned subsidiaries and the reversal of sales of $83 million and $73 million of cost of satellite manufacturing on a satellite program with a customer where the contract was changed to a lease arrangement in 2003 (see Note 17).

(4)	Includes amortization of unearned stock compensation charges.

(5)	The amounts are presented after the elimination of intercompany profit.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002 Segment Information

	Satellite	Satellite
	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenue from external customers(2)	$391.2	$708.5		$1,099.7
Intersegment revenues	4.2	144.6		148.8

Operating segment revenues	$395.4	$853.1		1,248.5

Eliminations(3)				(150.1)

Operating revenues as reported				$1,098.4

Segment Adjusted EBITDA before eliminations	$219.9	$(34.0)	$(36.8)	$149.1

Eliminations(3)				(44.1)

Adjusted EBITDA				105.0
Depreciation and amortization(4)(5)				(187.0)

Operating loss				(82.0)
Interest and investment income				12.9
Interest expense				(77.1)
Loss on investments				(1.2)
Income tax provision				(355.0)
Equity in net losses of affiliates, net of taxes				(76.3)
Minority interest, net of taxes				(0.2)

Loss before cumulative effect of change in accounting principle				$(578.9)

Other Data:
Depreciation and amortization(4)(5)	$153.3	$33.1	$0.6	$187.0

Capital expenditures(5)	$84.8	$13.3	$0.1	$98.2

Total assets(5)	$1,904.7	$690.3	$97.8	$2,692.8

2001 Segment Information

	Satellite	Satellite
	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenue from external customers(2)	$457.4	$613.9		$1,071.3
Intersegment revenues	6.8	200.9		207.7

Operating segment revenues	$464.2	$814.8		1,279.0

Eliminations(3)				(209.4)

Operating revenues as reported				$1,069.6

Segment Adjusted EBITDA before eliminations	$263.4	$44.1	$(37.5)	$270.0

Eliminations(3)				(47.4)

Adjusted EBITDA				222.6
Depreciation and amortization(4)				(227.8)

Operating loss				(5.2)
Interest and investment income				28.9
Interest expense				(183.9)
Gain on debt exchanges				33.9
Income tax provision				(2.2)
Equity in net losses of affiliates, net of taxes				(66.7)
Minority interest, net of taxes				0.5

Loss before cumulative effect of change in accounting principle				$(194.7)

Other Data:
Depreciation and amortization(4)(5)	$185.0	$40.9	$1.9	$227.8

Capital expenditures(5)	$212.0	$26.1	$0.3	$238.4

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue by Customer Location

      The following table presents revenues by country based on customer location for each of the three years in the period ended December 31, 2003 (in thousands).

	2003	2002	2001

United States	$379,929	$596,378	$698,260
Japan	69,573	174,629	118,635
Thailand	54,436	89,875	22,508
Spain	30,903	31,814	8,411
Mexico	(2,805)	57,409	79,088
People’s Republic of China(1)	(66,047)	64,373	27,275
Other	67,396	83,947	115,398

	$533,385	$1,098,425	$1,069,575

(1)	The 2003 amount includes the reversal of $83 million of sales on a satellite program with a customer where the contract was changed to a lease arrangement (see Note 17).

      During 2003, two customers of Loral accounted for approximately 15% and 10% of its consolidated revenues. During 2002, two customers of Loral accounted for approximately 12% and 10% of its consolidated revenues. During 2001, one customer of Loral accounted for approximately 14% of its consolidated revenues.

      With the exception of the Company’s satellites in-orbit (see Note 6), the Company’s long-lived assets are primarily located in the United States.

19.	Related Party Transactions

      In connection with contract performance, Loral acquired services from Lockheed Martin. A summary of such transactions and balances as of December 31, 2003 and 2002, and for the three years in the period ended December 31, 2003, respectively, is as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Cost of purchased goods and services	$8,573	$21,675	$15,966
Balance at year end:
Receivable	$525	$376
Payable	(3,115)	(304)

Net (payable) receivable	$(2,590)	$72

      In 2002, Alcatel ceased being a related party of Loral. Loral’s sales to, purchases from, and balances with Alcatel as of December 31, 2002, and for the two years in the period ended December 31, 2002, respectively, were as follows (in thousands):

	2002	2001

Revenue from goods and services sold	$752	$216
Cost of purchased goods and services	120,395	76,821
Balance at year end:
Receivable	$923
Payable	(2,025)

Net payable	$(1,102)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Financial Information for Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries

      Loral is a holding company (the “Parent Company”), which is the ultimate parent of all Loral subsidiaries. In December 2001, the Company’s wholly owned subsidiary, Loral Orion (the “Subsidiary Issuer”), issued new senior notes in an exchange offer (see Note 10) which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and several of Loral Orion’s wholly-owned subsidiaries (the “Guarantor Subsidiaries”). The Parent Company, the Subsidiary Issuer and the Guarantor Subsidiaries, as well as certain other non-guarantor subsidiaries of the Parent Company (including the Sellers and SS/ L) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on July 15, 2003.

      Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the other wholly-owned subsidiaries of the Parent Company (the “Non-Guarantor Subsidiaries”) as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

      The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting. The Company’s significant transactions with its subsidiaries other than the investment account and related equity in net loss of unconsolidated subsidiaries are intercompany payables and receivables between its subsidiaries resulting primarily from the funding of the construction of satellites for the Satellite Services segment and the management fee charged by Loral SpaceCom to the Parent Company (in 2001). Loral’s $200 million note receivable from unconsolidated subsidiaries is due from Loral Space & Communications Corporation (“LSCC”) and bears interest at 8.2% per annum. Loral SpaceCom (a non-guarantor subsidiary) holds a $29.7 million subordinated note receivable from the subsidiary issuer. The note is subordinated to all existing and future indebtedness of the subsidiary issuer and guaranteed by the Parent Company. The note bears interest at a rate of 10% per annum. Loral Satellite has provided $59.8 million to Loral as of December 31, 2003, in the form of a note receivable which bears no interest and is payable upon maturity of the Loral Satellite Credit Agreement. As a result of filing Chapter 11, the accrual of interest on all related party notes in the following condensed consolidating financial statements was suspended.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Financial Information for Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiary	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$4,481	$46,831	$—	$90,332	$—	$141,644
Accounts receivable, net	—	6,912	968	15,089	—	22,969
Contracts-in-process	—	—	—	62,063	—	62,063
Inventories	—	—	—	42,456	—	42,456
Insurance proceeds receivable	—	—	—	122,770	—	122,770
Other current assets	2,341	2,925	5,859	25,859	(980)	36,004

Total current assets	6,822	56,668	6,827	358,569	(980)	427,906
Property, plant and equipment, net	—	390,649	183,688	1,289,281	(35,336)	1,828,282
Long-term receivables	—	—	—	70,749	—	70,749
Due (to) from unconsolidated subsidiaries	(3,055)	(24,622)	17,598	47,199	(37,120)	—
Investments in unconsolidated subsidiaries	(375,795)	311,487	(271,698)	(1,625,765)	1,961,771	—
Investments in and advances to affiliates	20	—	—	46,654	—	46,674
Deposits	—	—	—	9,000	—	9,000
Other assets	4,253	5,030	549	63,298	—	73,130

Total assets	$(367,755)	$739,212	$(63,036)	$258,985	$1,888,335	$2,455,741

Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$—	$824	$—	$49,832	$—	$50,656
Accrued employment costs	—	—	—	23,532	—	23,532
Customer advances	—	1,508	—	118,839	—	120,347
Accrued interest and preferred dividends	—	—	—	1,319	—	1,319
Income taxes payable	—	—	—	269	—	269
Other current liabilities	1,191	—	—	8,679	—	9,870

Total current liabilities	1,191	2,332	—	202,470	—	205,993
Pension and other postretirement liabilities	—	—	—	10,983	—	10,983
Long-term liabilities	52,233	123,180	13,835	32,038	(35,461)	185,825

Total liabilities not subject to compromise	53,424	125,512	13,835	245,491	(35,461)	402,801
Liabilities subject to compromise	434,491	1,120,295	(116,663)	1,472,168	(4,196)	2,906,095
Minority interest	—	—	—	2,515	—	2,515
Shareholders’ (deficit) equity:
Common stock, par value $.01	4,413	—	—	—	—	4,413
Paid-in capital	3,392,829	604,166	—	—	(604,166)	3,392,829
Treasury stock, at cost	(3,360)	—	—	—	—	(3,360)
Unearned compensation	(168)	—	—	—	—	(168)
Due from related parties	—	(59,601)	—	59,601	—	—
Retained (deficit) earnings	(4,171,536)	(1,051,160)	39,792	(1,520,790)	2,532,158	(4,171,536)
Accumulated other comprehensive income	(77,848)	—	—	—	—	(77,848)

Total shareholders’ (deficit) equity	(855,670)	(506,595)	39,792	(1,461,189)	1,927,992	(855,670)

Total liabilities and shareholders’ (deficit) equity	$(367,755)	$739,212	$(63,036)	$258,985	$1,888,335	$2,455,741

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Financial Information for Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year ended December 31, 2003

(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$—	$86,119	$39,828	$206,203	$(43,652)	$288,498
Revenues from satellite manufacturing	—	—	—	341,737	(96,850)	244,887

Total revenues	—	86,119	39,828	547,940	(140,502)	533,385
Cost of satellite services	—	111,509	31,523	152,248	(41,088)	254,192
Cost of satellite manufacturing	—	—	—	504,026	(81,935)	422,091
Selling, general and administrative expenses	8,937	10,192	3,572	119,032	—	141,733

Operating (loss) income before reorganization expenses due to bankruptcy	(8,937)	(35,582)	4,733	(227,366)	(17,479)	(284,631)
Reorganization expenses due to bankruptcy	(1,900)	(5,561)	—	(17,823)	—	(25,284)

Operating (loss) income	(10,837)	(41,143)	4,733	(245,189)	(17,479)	(309,915)
Interest and investment income	12,198	18	—	16,954	(13,967)	15,203
Interest expense	(21,675)	(6,522)	—	(50,132)	16,566	(61,763)
Gain on investment	—	—	—	17,900	—	17,900

(Loss) income before income taxes, equity in net losses of unconsolidated subsidiaries and affiliates, minority interest, cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(20,314)	(47,647)	4,733	(260,467)	(14,880)	(338,575)
Income tax (provision) benefit	(3,656)	(4,174)	(2,146)	(849)	6,178	(4,647)

(Loss) income before equity in net losses of subsidiaries and affiliates, minority interest, cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(23,970)	(51,821)	2,587	(261,316)	(8,702)	(343,222)
Equity in net income (losses) of unconsolidated subsidiaries	(334,995)	2,587	—	—	332,408	—
Equity in net income (losses) of affiliates	(21,775)	—	—	(29,378)	—	(51,153)
Minority interest	—	—	—	20	—	20

(Loss) income before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(380,740)	(49,234)	2,587	(290,674)	323,706	(394,355)
Cumulative effect of change in accounting principle	(1,970)	—	—	—	—	(1,970)
Extraordinary gain on acquisition of minority interest	—	—	—	13,615	—	13,615

Net (loss) income	$(382,710)	$(49,234)	$2,587	$(277,059)	$323,706	$(382,710)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Financial Information for Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2003

(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net (loss) income	$(382,710)	$(49,234)	$2,587	$(277,059)	$323,706	$(382,710)
Non-cash items:
Cumulative effect of change in accounting principle	1,970	—	—	—	—	1,970
Extraordinary gain on acquisition of minority interest	—	—	—	(13,615)	—	(13,615)
Equity in net losses of affiliates	21,775	—	—	29,378	—	51,153
Minority interest	—	—	—	(20)	—	(20)
Equity in net losses of unconsolidated subsidiaries	334,995	(2,587)	—	—	(332,408)	—
Deferred taxes	3,656	—	3,401	—	(3,401)	3,656
Depreciation and amortization	—	68,532	21,013	99,723	—	189,268
Provisions for inventory obsolescence	—	—	—	49,546	—	49,546
Charge on vendor financing receivables	—	—	—	10,008	—	10,008
Loss on cancellation of deposit	—	—	—	23,500	—	23,500
Loss on acceleration of receipt of long-term receivables	—	—	—	10,893	—	10,893
Charge on conversion of sales arrangement to lease arrangement	—	—	—	10,098	—	10,098
Accrual for Alcatel settlement	—	—	—	8,000	—	8,000
Provisions for bad debts on billed receivables	—	1,601	329	5,472	—	7,402
Adjustment to revenue straightlining assessment	—	5,315	—	3,719	—	9,034
Loss on equipment disposals	—	2,151	—	2,653	—	4,804
Gain on investment	—	—	—	(17,900)	—	(17,900)
Net interest and (gain) loss of foreign currency transactions	—	670	—	4,217	—	4,887
Changes in operating assets and liabilities:
Accounts receivable, net	—	(1,036)	(1,159)	717	—	(1,478)
Contracts-in-process	—	—	—	31,686	—	31,686
Inventories	—	—	—	3,731	—	3,731
Long-term receivables	—	—	—	73,519	—	73,519
Deposits	—	—	—	25,750	—	25,750
Due (to) from unconsolidated subsidiaries	2,080	25,870	(28,595)	(3,175)	3,820	—
Other current assets and other assets	(964)	6,871	2,871	25,615	—	34,393
Accounts payable	—	410	(192)	40,930	—	41,148
Accrued expenses and other current liabilities	1,253	435	—	(1,008)	—	680
Customer advances	—	(2,324)	(324)	52,304	—	49,656
Income taxes payable	—	—	—	4,624	(2,777)	1,847
Pension and other postretirement liabilities	—	—	—	13,245	—	13,245
Long-term liabilities	—	(1,738)	69	(17,958)	—	(19,627)
Other	67	—	—	434	—	501

Net cash provided by (used in) operating activities	(17,878)	54,936	—	199,027	(11,060)	225,025

Investing activities:
Capital expenditures	—	(20,434)	—	(167,190)	11,060	(176,564)
Proceeds from the sale of investments	—	—	—	45,908	—	45,908
Investments in and advances to unconsolidated subsidiaries	(288)	—	—	288	—	—
Investments in and advances to affiliates	—	—	—	(19,200)	—	(19,200)

Net cash used in investing activities	(288)	(20,434)	—	(140,194)	11,060	(149,856)

Financing activities:
Borrowings under revolving credit facilities	—	—	—	71,387	—	71,387
Repayments under term loans	—	—	—	(32,500)	—	(32,500)
Interest payments on 10% senior notes	—	(30,635)	—	—	—	(30,635)
Repayments of export-import facility	—	—	—	(6,434)	—	(6,434)
Payment of bank amendment costs	—	—	—	(5,131)	—	(5,131)
Note receivable from unconsolidated affiliate	17,284	—	—	(17,284)	—	—
Proceeds from other stock issuances	3,849	—	—	3	—	3,852

Net cash provided by (used in) financing activities	21,133	(30,635)	—	10,041	—	539

Increase (decrease) in cash and cash equivalents	2,967	3,867	—	68,874	—	75,708
Cash and cash equivalents — beginning of period	1,514	42,964	—	21,458	—	65,936

Cash and cash equivalents — end of period	$4,481	$46,831	$—	$90,332	$—	$141,644

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Financial Information for Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002

(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiary	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$1,514	$42,964	$—	$21,458	$—	$65,936
Accounts receivable, net	—	7,477	138	21,278	—	28,893
Contracts-in-process	—	—	—	113,154	—	113,154
Vendor financing receivable	—	—	—	38,016	—	38,016
Inventories	—	—	—	95,733	—	95,733
Other current assets	823	5,540	8,584	34,659	(911)	48,695

Total current assets	2,337	55,981	8,722	324,298	(911)	390,427
Property, plant and equipment, net	—	319,998	204,701	1,377,714	(24,276)	1,878,137
Long-term receivables	—	—	—	163,191	—	163,191
Notes receivable from (payable to) unconsolidated subsidiaries	157,500	(31,540)	—	(125,960)	—	—
Due from (to) unconsolidated subsidiaries	36,448	(97,652)	107,917	(13,413)	(33,300)	—
Investments in unconsolidated subsidiaries	(20,185)	304,590	(271,698)	(1,642,070)	1,629,363	—
Investments in and advances to affiliates	21,507	—	—	73,936	—	95,443
Deposits	—	—	—	58,250	—	58,250
Deferred tax assets	—	—	—	—	—	—
Other assets	3,191	16,622	696	86,845	—	107,354

Total assets	$200,798	$567,999	$50,338	$302,791	$1,570,876	$2,692,802

Current liabilities:
Current portion of long-term debt	$—	$62,996	$—	$67,171	$—	$130,167
Accounts payable	2,404	1,194	1,193	53,532	—	58,323
Accrued employment costs	—	—	—	34,531	—	34,531
Customer advances	—	1,208	521	112,351	—	114,080
Accrued interest and preferred dividends	20,840	4,700	—	11,830	—	37,370
Income taxes payable	8,123	—	—	31,232	(1,419)	37,936
Other current liabilities	—	3,699	35	45,002	—	48,736

Total current liabilities	31,367	73,797	1,749	355,649	(1,419)	461,143
Pension and other postretirement liabilities	—	—	—	124,193	—	124,193
Long-term liabilities	48,577	14,040	11,387	172,119	(31,991)	214,132
Long-term debt	350,000	888,532	—	867,798	—	2,106,330
Minority interest	—	—	—	16,150	—	16,150
6% Series C convertible redeemable preferred stock	104,582	—	—	—	—	104,582
6% Series D convertible redeemable preferred stock	20,499	—	—	—	—	20,499
Shareholders’ (deficit) equity:
6% Series C convertible redeemable preferred stock	80,171	—	—	—	—	80,171
6% Series D convertible redeemable preferred stock	15,125	—	—	—	—	15,125
Common stock, par value $.01	4,293	—	—	—	—	4,293
Paid-in capital	3,389,035	604,166	—	—	(604,166)	3,389,035
Treasury stock, at cost	(3,360)	—	—	—	—	(3,360)
Unearned compensation	(151)	—	—	—	—	(151)
Retained (deficit) earnings	(3,782,107)	(1,012,536)	37,202	(1,233,118)	2,208,452	(3,782,107)
Accumulated other comprehensive loss	(57,233)	—	—	—	—	(57,233)

Total shareholders’ (deficit) equity	(354,227)	(408,370)	37,202	(1,233,118)	1,604,286	(354,227)

Total liabilities and shareholders’ (deficit) equity	$200,798	$567,999	$50,338	$302,791	$1,570,876	$2,692,802

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Financial Information for Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year ended December 31, 2002

(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$—	$99,717	$48,198	$293,577	$(51,534)	$389,958
Revenues from satellite manufacturing	—	—	—	761,793	(53,326)	708,467
Management fee from parent	—	—	—	18	(18)	—

Total revenues	—	99,717	48,198	1,055,388	(104,878)	1,098,425
Cost of satellite services	—	100,360	29,231	190,070	(48,484)	271,177
Cost of satellite manufacturing	—	—	—	805,690	(46,190)	759,500
Selling, general and administrative expenses	7,198	10,089	964	131,526	—	149,777
Management fee expense	18	—	—	—	(18)	—

Operating (loss) income	(7,216)	(10,732)	18,003	(71,898)	(10,186)	(82,029)
Interest and investment income	21,514	631	—	15,155	(24,391)	12,909
Interest expense	(39,327)	(13,016)	3	(51,843)	27,138	(77,045)
Loss on investment	(1,189)	—	—	—	—	(1,189)

(Loss) income from continuing operations before income taxes, equity in net losses of unconsolidated subsidiaries and affiliates and minority interest	(26,218)	(23,117)	18,006	(108,586)	(7,439)	(147,354)
Income tax provision	(6,398)	(14,739)	(6,455)	(150,708)	(176,742)	(355,042)

(Loss) income from continuing operations before equity in net losses of unconsolidated subsidiaries and affiliates and minority interest	(32,616)	(37,856)	11,551	(259,294)	(184,181)	(502,396)
Equity in net income (losses) of unconsolidated subsidiaries, net of taxes	(1,360,150)	11,551	—	—	1,348,599	—
Equity in net income (losses) of affiliates, net of taxes	(76,445)	—	—	165	—	(76,280)
Minority interest, net of taxes	—	—	—	(226)	—	(226)

(Loss) income before cumulative effect of change in accounting principle	(1,469,211)	(26,305)	11,551	(259,355)	1,164,418	(578,902)
Cumulative effect of change in accounting principle, net of taxes	—	(562,201)	—	(328,108)	—	(890,309)

Net (loss) income	$(1,469,211)	$(588,506)	$11,551	$(587,463)	$1,164,418	$(1,469,211)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Financial Information for Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended December 31, 2002

(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net (loss) income	$(1,469,211)	$(588,506)	$11,551	$(587,463)	$1,164,418	$(1,469,211)
Non-cash items:
Equity in net losses of affiliates, net of taxes	76,445	—	—	8,033	—	84,478
Minority interest, net of taxes	—	—	—	226	—	226
Cumulative effect of change in accounting principle, net of taxes	—	562,201	—	328,108	—	890,309
Equity in net losses of unconsolidated subsidiaries, net of taxes	1,360,150	(11,551)	—	—	(1,348,599)	—
Deferred taxes	6,214	32,130	5,143	152,285	159,563	355,335
Depreciation and amortization	(47)	54,279	21,013	111,757	—	187,002
Valuation allowance on Europe*Star advances	—	—	—	36,620	—	36,620
Charge on vendor financing receivables	—	—	—	32,574	—	32,574
Loss on cancellation of deposits	—	—	—	10,000	—	10,000
Provision for inventory obsolescence	—	—	—	14,013	—	14,013
Provisions for bad debts on billed receivables	—	822	(78)	3,564	—	4,308
Adjustment to revenue straightlining assessment	—	387	—	1,020	—	1,407
Loss on equipment disposals	—	—	—	6,191	—	6,191
Loss on investments	1,189	—	—	—	—	1,189
Non-cash interest (income) expense	—	503	—	(331)	—	172
Changes in operating assets and liabilities:
Accounts receivable, net	—	4,772	437	1,032	—	6,241
Contracts-in-process	—	—	—	97,100	—	97,100
Inventories	—	—	—	(1,604)	—	(1,604)
Long-term receivables	—	—	—	(1,963)	—	(1,963)
Deposits	—	—	—	58,940	—	58,940
Due to (from) unconsolidated subsidiaries	(17,135)	33,882	(34,931)	(904)	19,088	—
Other current assets and other assets	2,260	3,202	(3,296)	25,593	—	27,759
Accounts payable	(1,357)	(1,484)	481	(86,306)	—	(88,666)
Accrued expenses and other current liabilities	715	2,382	—	(23,136)	—	(20,039)
Customer advances	—	(3,739)	(320)	(30,851)	—	(34,910)
Income taxes payable	184	—	—	3,572	(336)	3,420
Pension and other postretirement liabilities	—	—	—	4,521	—	4,521
Long-term liabilities	—	(1,728)	—	(10,986)	—	(12,714)
Other	(2)	—	—	(26)	—	(28)

Net cash provided by (used in) operating activities	(40,595)	87,552	—	151,579	(5,866)	192,670

Investing activities:
Capital expenditures	—	(18,033)	—	(86,040)	5,866	(98,207)
Investments in and advances to unconsolidated subsidiaries	(2,243)	—	—	2,243	—	—
Investments in and advances to affiliates	(11,479)	—	—	(29,138)	—	(40,617)

Net cash (used in) provided by in investing activities	(13,722)	(18,033)	—	(112,935)	5,866	(138,824)

Financing activities:
Borrowings under revolving credit facilities	—	—	—	145,000	—	145,000
Repayments under term loans	—	—	—	(85,000)	—	(85,000)
Repayments under revolving credit facilities	—	—	—	(127,000)	—	(127,000)
Interest payments on 10% senior notes	—	(45,954)	—	——	—	(45,954)
Repayment of export-import facility	—	—	—	(2,146)	—	(2,146)
Repayments of other long-term obligations	—	——	—	(22)	—	(22)
Note receivable from unconsolidated affiliate	42,500	—	—	(42,500)	—	—
Preferred dividends	(29,677)	—	—	—	—	(29,677)
Preferred dividends on exchange offers and related expenses	(15,583)	—	—	—	—	(15,583)
Proceeds from stock issuances	12,523	—	—	—	—	12,523

Net cash used in financing activities	9,763	(45,954)	—	(111,668)	—	(147,859)

(Decrease) increase in cash and cash equivalents	(44,554)	23,565	—	(73,024)	—	(94,013)
Cash and cash equivalents — beginning of period	46,068	19,399	—	94,482	—	159,949

Cash and cash equivalents — end of period	$1,514	$42,964	$—	$21,458	$—	$65,936

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Financial Information for Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year ended December 31, 2001

(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$—	$96,623	$51,461	$372,919	$(65,308)	$455,695
Revenues from satellite manufacturing	—	—	—	621,284	(7,404)	613,880
Management fee from parent	—	—	—	36,730	(36,730)	—

Total revenues	—	96,623	51,461	1,030,933	(109,442)	1,069,575
Cost of satellite services	—	119,917	26,407	215,553	(58,551)	303,326
Cost of satellite manufacturing	—	—	—	586,147	(5,624)	580,523
Selling, general and administrative expenses	1,243	10,796	—	180,095	(1,180)	190,954
Management fee expense	36,730	—	—	—	(36,730)	—

Operating (loss) income	(37,973)	(34,090)	25,054	49,138	(7,357)	(5,228)
Interest and investment income	23,238	644	9	38,428	(33,434)	28,885
Interest expense	(37,629)	(98,310)	(29)	(84,279)	36,316	(183,931)
Gain on debt exchanges	—	34,541	—	(600)	—	33,941

(Loss) income from continuing operations before income taxes, equity in net losses of unconsolidated affiliates and affiliates and minority interest	(52,364)	(97,215)	25,034	2,687	(4,475)	(126,333)
Income tax (provision) benefit	(6,315)	(1,744)	(8,762)	(19,105)	33,756	(2,170)

(Loss) income from continuing operations before equity in net losses of unconsolidated affiliates and minority interest	(58,679)	(98,959)	16,272	(16,418)	29,281	(128,503)
Equity in net (losses) income of unconsolidated subsidiaries, net of tax benefit	(66,128)	11,950	—	—	54,178	—
Equity in net (losses) income of affiliates, net of taxes	(71,653)	—	—	4,976	—	(66,677)
Minority interest, net of taxes	—	—	—	461	—	461

(Loss) income from continuing operations	(196,460)	(87,009)	16,272	(10,981)	83,459	(194,719)
(Loss) income from discontinued operations	—	(7,765)	—	—	7,765	—

(Loss) income before cumulative effect of change in accounting principle	(196,460)	(94,774)	16,272	(10,981)	91,224	(194,719)
Cumulative effect of change in accounting principle	—	——	—	(1,741)	——	(1,741)

Net (loss) income	$(196,460)	$(94,774)	$16,272	$(12,722)	$91,224	$(196,460)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Financial Information for Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year ended December 31, 2001

(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net (loss) income	$(196,460)	$(94,774)	$16,272	$(12,722)	$91,224	$(196,460)
Non-cash items:
Loss (income) from discontinued operations, net of taxes	—	7,765	—	—	(7,765)	—
Equity in net losses (income) of affiliates, net of taxes	71,653	—	—	(4,976)	—	66,677
Equity in net losses (income) of unconsolidated subsidiaries, net of taxes	66,128	(11,950)	—	—	(54,178)	—
Minority interest, net of taxes	—	—	—	(461)	—	(461)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	1,741	—	1,741
Deferred taxes	5,905	12,852	6,517	21,838	(47,994)	(882)
Depreciation and amortization	—	72,992	21,013	133,774	—	227,779
Provision for inventory obsolescence	—	—	—	5,929	—	5,929
Provisions for bad debts on billed receivables	—	1,839	(107)	1,985	—	3,717
Gain on debt exchanges	—	(34,541)	—	600	—	(33,941)
Non-cash interest expense	—	39,609	—	(5,947)	—	33,662
Changes in operating assets and liabilities:
Accounts receivable, net	—	(3,055)	1,312	15,505	—	13,762
Contracts-in-process	—	—	—	15,087	—	15,087
Inventories	—	—	—	16,500	—	16,500
Long-term receivables	—	—	—	(51,401)	—	(51,401)
Deposits	—	863	(863)	9,300	—	9,300
Due to (from) unconsolidated subsidiaries	6,075	58,281	(38,795)	(43,834)	18,273	—
Investments in unconsolidated affiliates	—	—	—	—	—	—
Other current assets and other assets	—	(4,972)	(3,085)	32,456	—	24,399
Accounts payable	96	(8,011)	—	(4,341)	—	(12,256)
Accrued expenses and other current liabilities	(2,538)	3,663	(2,166)	(28,127)	—	(29,168)
Customer advances	—	(724)	(98)	78,946	—	78,124
Income taxes payable	402	—	—	(1,140)	3,225	2,487
Pension and other postretirement liabilities	—	—	—	3,214	—	3,214
Long-term liabilities	—	5,701	—	(13,187)	—	(7,486)
Other	918	—	—	(1,423)	—	(505)

Net cash provided by (used in) operating activities	(47,821)	45,538	—	169,316	2,785	169,818

Net cash (used in) provided by discontinued operations	—	2,236	—	—	(2,236)	—

Investing activities:						—
Capital expenditures	—	(579)	—	(237,245)	(549)	(238,373)
Investments in and advances to affiliates	(19,668)	—	—	(8,024)	—	(27,692)
Investments in and advances to unconsolidated Affiliates	(2,102)	—	—	2,102	—	—
Proceeds from the sale leaseback of assets, net	—	—	—	17,393	—	17,393

Net cash used in investing activities	(21,770)	(579)	—	(225,774)	(549)	(248,672)

Financing activities:
Borrowings under revolving credit facilities	—	—	—	115,000	—	115,000
Repayments under term loans	—	—	—	(81,000)	—	(81,000)
Repayments under revolving credit facilities	—	—	—	(134,000)	—	(134,000)
Repayments of export-import facility	—	—	—	(2,145)	—	(2,145)
Repayments of other long-term obligations	—	(2,332)	—	(165)	—	(2,497)
Preferred dividends	(52,218)	—	—	—	—	(52,218)
Proceeds from other stock issuances	16,472	—	—	59	—	16,531
Payment of debt refinancing costs	—	—	—	(14,913)	—	(14,913)
Equity contribution from parent	—	2,700	—	(2,700)	—	—
Repayment of note due to Loral SpaceCom	—	(28,166)	—	28,166	—	—

Net cash (used in) provided by financing activities	(35,746)	(27,798)	—	(91,698)	—	(155,242)

(Decrease) increase in cash and cash equivalents	(105,337)	19,397	—	(148,156)	—	(234,096)
Cash and cash equivalents — beginning of period	151,405	2	—	242,638	—	394,045

Cash and cash equivalents — end of period	$46,068	$19,399	$—	$94,482	$—	$159,949

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Selected Quarterly Financial Information (unaudited, in thousands, except per share amounts)

	Quarter ended

	March 31,	June 30,	September 30,	December 31,

Year ended December 31, 2003
Revenues	$198,233	$142,649	$47,323	$145,180
Operating loss	(28,999)	(100,876)	(77,258)	(102,782)
Loss before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(48,174)	(109,404)	(125,909)	(110,868)
Net loss	(48,174)	(95,789)	(127,879)	(110,868)
Preferred dividends	(3,360)	(3,359)
Net loss applicable to common shareholders	(51,534)	(99,148)	(127,879)	(110,868)
Basic and diluted loss per share(1):
Before cumulative effect of change in accounting principle	(1.19)	(2.57)	(2.86)	(2.51)
Cumulative effect of change in accounting principle			(0.04)
Extraordinary gain on acquisition of minority interest		0.31

Loss per share	(1.19)	(2.26)	(2.90)	(2.51)
Market price per share(2)
High	5.20	4.60	3.06	0.48
Low	3.00	2.59	0.15	0.26

	Quarter ended

	March 31,	June 30,	September 30,	December 31,

Year ended December 31, 2002
Revenues	$308,176	$316,360	$210,982	$262,907
Operating income (loss)	14,705	8,675	(15,805)	(89,604)
Loss before cumulative effect of change in accounting principle	(19,860)	(22,569)	(48,712)	(487,761)
Net loss	(896,360)	(22,569)	(48,712)	(501,570)
Preferred dividends	(11,963)	(46,810)	(8,607)	(21,806)
Net loss applicable to common shareholders	(908,323)	(69,379)	(57,319)	(523,376)
Basic and diluted loss per share(1):
Before cumulative effect of change in accounting principle	(0.94)	(1.94)	(1.53)	(12.08)
Cumulative effect of change in accounting principle	(26.01)			(0.32)

Loss per share	(26.95)	(1.94)	(1.53)	(12.40)
Market price per share(2)
High	32.70	24.40	10.80	7.00
Low	18.00	9.10	2.20	2.30

(1)	The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

(2)	Represents the reported high and low closing prices of Loral’s common stock as reported on the Pink Sheets and the NYSE for 2003 and the intra-day high and low sales prices for 2002.

INDEPENDENT AUDITORS’ REPORT ON SUPPLEMENTAL SCHEDULE

To the Board of Directors and Stockholders of Loral Space & Communications Ltd. (a Debtor In Possession):

      We have audited the consolidated financial statements of Loral Space & Communications Ltd. (a Bermuda Company) and its subsidiaries (collectively, the “Company”) (a Debtor In Possession) as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003 and have issued our report thereon dated March 15, 2004 included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15 (a) (2) of this Annual Report on Form 10-K. Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. This consolidated schedule is the responsibility of the Company’s management. Such consolidated schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic consolidated financial statements taken as a whole. The basic consolidated financial statements have been prepared assuming the Company will continue as a going concern; our report thereon, included elsewhere in this Annual Report on Form 10-K, includes explanatory paragraphs which indicate that (1) the Company changed its methods of accounting to adopt the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, effective July 1, 2003, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 and (2) the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code and that (i) the consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings and (ii) the aforementioned matter, among others, raises substantial doubt about its ability to continue as a going concern.

DELOITTE & TOUCHE LLP

San Jose, California

March 15, 2004

SCHEDULE II

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2003, 2002 and 2001
(in thousands)

		Additions

	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	From	End of
Description	of Year	Expenses	Accounts	Reserves(1)	Year

Year ended 2001
Allowance for billed receivables	$11,286	$3,717	$1,049	$(11,640)	$4,412

Year ended 2002
Allowance for billed receivables	$4,412	$4,308	$3,403	$(5,029)	$7,094
Allowance for long-term receivables	—	32,574	—	—	32,574

	$4,412	$36,882	$3,403	$(5,029)	$39,668

Year ended 2003
Allowance for billed receivables	$7,094	$7,402	$1,405	$(4,198)	$11,703
Allowance for long-term receivables	32,574	18,134	—	(42,582)	8,126

	$39,668	$25,536	$1,405	$(46,780)	$19,829

(1)Write-offs of uncollectible accounts.