Form 10-K/A
period 2002-12-31
LORAL SPACE & COMMUNICATIONS LTD
filed 2004-04-07
CIK 1006269

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

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

                     JURISDICTION OF INCORPORATION: BERMUDA

                      IRS IDENTIFICATION NUMBER: 13-3867424

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS             ON WHICH REGISTERED
              -------------------             -------------------
           COMMON STOCK, $.10 PAR VALUE               NONE

      The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

      The aggregate market value of the common shares held by non-affiliates of the registrant, based upon the closing sale price of the common shares on June 30, 2002, as reported on the New York Stock Exchange was approximately $360 million.

      At March 1, 2004, 45,125,202 common shares were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's 2003 definitive proxy statement (to be filed not later than 120 days after the end of the registrant's fiscal year) are incorporated by reference into Part III.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part IV
  Item 14. Evaluation of Disclosure Controls and Procedures                  2
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K   2
  Signatures                                                                 8

                                EXPLANATORY NOTE

      Item 14 (Evaluation of Disclosure Controls and Procedures) of our Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Annual Report"), originally filed with the Securities and Exchange Commission on March 31, 2003, stated the conclusion of our certifying officers that, as of a date within 90 days before the filing of the 2002 Annual Report, our disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities. As requested by the staff of the SEC, we are filing this Amendment on Form 10-K/A to the 2002 Annual Report solely for the purpose of amending Item 14 of the 2002 Annual Report to make clear that our certifying officers concluded that, as of December 31, 2002, our disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

      In addition, we have filed the following exhibits herewith:

      31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Except as specifically indicated herein, no other information included in the Annual Report on Form 10-K is amended by this Amendment on Form 10-K/A.

                                     PART IV

ITEM 14. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      (a) Disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15-d-15(e)) as of December 31, 2002, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to Loral and its consolidated subsidiaries required to be in our filings under the Securities and Exchange Act of 1934 would be made known to them by others within those entities in a timely manner.

      (b) Internal controls over financial reporting. There were no changes in our internal controls over financial reporting (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(f) and 15-d-15(f)) during the most recent fiscal quarter that we judge to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) 1. Financial Statements

                                                                                PAGE
                                                                                ----
Index to Financial Statements.......................................            F-1
  Loral Space & Communications Ltd.
    Independent Auditors' Report....................................            F-2
    Consolidated Balance Sheets as of December 31, 2002 and 2001....            F-3
    Consolidated Statements of Operations for the years ended December 31,
       2002, 2001 and 2000..........................................            F-4
    Consolidated Statements of Shareholders' (Deficit) Equity for the years
       ended December 31, 2002, 2001 and 2000.......................            F-5
    Consolidated Statements of Cash Flows for the years ended December 31,
       2002, 2001 and 2000..........................................            F-6
    Notes to Consolidated Financial Statements......................            F-7
    (a) 2.      Financial Statements Schedules
                Independent Auditors' Report                                    S-1
                Consolidated Financial Statements of Globalstar, L.P            S-2
                Financial statement schedules not listed are either not
                required or the information required is reflected in the
                consolidated financial statements.

    (b) 3.      Exhibits

EXHIBIT
NUMBER                                 DESCRIPTION
------      --------------------------------------------------------------------
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
            Services Limited(12)

EXHIBIT
NUMBER                                 DESCRIPTION
------      --------------------------------------------------------------------
10.4.1      Amendment dated as of December 8, 1999 to the Amended and Restated
            Agreement of Limited Partnership of Globalstar, L.P.(13)

10.4.2      Amendment dated as of February 1, 2000 to the Amended and Restated
            Agreement of Limited Partnership of Globalstar, L.P.(16)

10.5 Service Provider Agreements by and between Globalstar, L.P. and each of Loral General Partner, Inc. and Loral/DASA Globalstar, L.P.(7)

10.6        Contract between Globalstar, L.P. and Space Systems/Loral, Inc.(7)

10.7        1996 Amended and Restated Stock Option Plan++(26)

10.7.1      Amendment No. 1 to 1996 Amended and Restated Stock Option Plan++(26)

10.7.2      2000 Amended and Restated Stock Option Plan++(26)

10.7.3      Amendment No. 1 to 2000 Amended and Restated Stock Option Plan++(26)

10.8        Common Stock Purchase Plan for Non-Employee Directors(1)++

10.9        Employment Agreement between the Registrant and Bernard L.
            Schwartz(1)++

10.9.1 Amendment dated as of March 1, 1998 to Employment Agreement between the Registrant and Bernard L. Schwartz(11)++

10.9.2 Amendment dated as of July 18, 2000 to Employment Agreement between the Registrant and Bernard L. Schwartz(20)++

10.9.3 Amendment dated February 25, 2003 to Employment Agreement between the Registrant and Bernard L. Schwartz++(26)

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

EXHIBIT
NUMBER                                 DESCRIPTION
------      --------------------------------------------------------------------
10.20       Shareholders Agreement dated December 7, 1998 by and among Alcatel
            SpaceCom, Loral Space & Communications Ltd., Dr. Jurgen
            Schulte-Hillen and Europe*Star Limited(12)


10.21 Registration Rights Agreement dated as of January 21, 1999 relating to Registrant's 9 1/2% Senior Notes due 2006(12)

10.22       Lease Agreement dated as of August 18, 1999 by and between Loral
            Asia Pacific Satellite (HK) Limited and APT Satellite Company
            Limited(15)

10.23 Registration Rights Agreement dated as of February 18, 2000 relating to Registrant's 6% Series D Convertible Redeemable Preferred Stock due 2007(16)

10.24       Fee Agreement dated as of April 19, 1996 by and among Globalstar,
            Globalstar Telecommunications Limited, Loral Corporation, Loral
            Space & Communications Ltd., Qualcomm Limited Partner, Inc., Space
            Systems/Loral, Inc. and DASA Globalstar Limited Partner, Inc.(18)

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

10.27.2     Form of Second Amendment to Credit Agreement, dated as of March 31,
            2003, among Loral Satellite, Inc., Bank of America, N.A., as
            Administrative Agent, and the other lender parties thereto.(26)

10.28.1     Guarantee dated as of November 17, 2000 made by Loral Space &
            Communications Ltd.(19)

10.28.2 Form of First Amendment to Guarantee dated as of March 31, 2003 made by Loral Space & Communications Ltd.(26)

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

10.31       Form of Employment Protection Agreement(20)++

10.31.1     Form of Amendment No. 1 to Employment Protection Agreement++(25)


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

10.36       Consent Agreement dated January 9, 2002 among the United States
            Department of State, Loral Space & Communications Ltd. and Space
            Systems/Loral, Inc.(23)

10.37.1 Amended and Restated Credit Agreement dated as of December 21, 2001 by and among Loral SpaceCom Corporation, Bank of America, N.A., as
            Administrative Agent, and the other lenders parties thereto(24)

10.37.2 Form of First Amendment to Amended and Restated Credit Agreement dated as of March 31, 2003 by and among Loral SpaceCom Corporation, Bank of America, N.A., as Administrative Agent, and the other lenders parties thereto.(26)

EXHIBIT
NUMBER                                 DESCRIPTION
------      --------------------------------------------------------------------
10.38       Guarantee dated as of December 21, 2001 made by Loral Space &
            Communications Corporation and certain subsidiaries of Loral
            SpaceCom Corporation in favor of Bank of America, N.A., as
            Administrative Agent(24)

10.39       Security Agreement dated as of December 21 2001, by and among Loral
            SpaceCom Corporation, Space Systems/Loral, Inc., Loral
            Communications Services, Inc., Loral Ground Services, L.L.C. and
            Bank of America, N.A., as Collateral Agent(24)

10.40.1     Pledge Agreement dated as of December 21, 2001 by and among Loral
            SpaceCom Corporation, Space Systems/Loral, Inc., Loral Ground
            Services, L.L.C., Loral Space & Communications Corporation, Loral
            Communications Services, Inc. and Bank of America, N.A., as
            Collateral Agent(24)

10.40.2     Form of Second Amended and Restated Pledge Agreement dated as of
            March 31, 2003.(26)

10.41.1     Intercreditor and Subordination Agreement dated as of December 21,
            2001 by and among Loral SpaceCom Corporation, Bank of America, N.A., as Administrative Agent for the lenders under the senior credit facility, Bank of America, N.A. as Administrative Agent for the lenders under the junior credit facility, and Bank of America, N.A., as Collateral Agent(24)

10.41.2     Form of Second Intercreditor and Subordination Agreement dated as of
            March 31, 2003.(26)

10.42       Apstar V Condosat Agreement dated as of December 10, 2002 between
            APT Satellite Company Limited and Loral Orion, Inc.(26)

12          Statement Re: Computation of Ratios(26)

21          List of Subsidiaries of the Registrant(26)

23.1        Consent of Deloitte & Touche LLP(26)

23.2        Consent of Deloitte & Touche LLP(26)

31.1        Certification of Chief Executive Officer pursuant to 18
            U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.2        Certification of Chief Financial Officer pursuant to 18
            U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

----------

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

(17) Incorporated by reference from Registrant's Current Report on Form 8-K filed on May 3, 2000.

(18) Incorporated by reference from Registrant's Current Report of Form 8-K filed on July 7, 2000.

(19) Incorporated by reference from Registrant's Current Report on Form 8-K filed on November 20, 2000.

(20) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(21) Incorporated by reference from Registrant's Current Report on Form 8-K filed on December 14, 2001.

(22) Incorporated by reference from Registrant's Current Report on Form 8-K filed on January 7, 2002.

(23) Incorporated by reference from Registrant's Current Report on Form 8-K filed on January 9, 2002.

(24) Incorporated by reference from Registrant's Current Report on Form 8-K filed on January 10, 2002.

(25) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(26) Previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

      + Filed herewith.

      ++ Management compensation plan.

      (b) Reports on Form 8-K.

       DATE OF REPORT                                      DESCRIPTION
      ----------------                                   -------------
      October 15, 2002      Item 5 -- Other Events       Exchange Offer

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LORAL SPACE & COMMUNICATIONS LTD.

                                   By: /s/ BERNARD L. SCHWARTZ
                                   ---------------------------
                                       Bernard L. Schwartz
                                      Chairman of the Board
                                   and Chief Executive Officer
                                      Dated: April 7, 2004


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURES                      TITLE                        DATE
        ----------                      -----                        ----
/s/ BERNARD L. SCHWARTZ    Chairman of the Board and Chief      April 7, 2004
------------------------          Executive Officer
   Bernard L. Schwartz

   /s/ HOWARD GITTIS                   Director                 April 7, 2004
   ------------------
      Howard Gittis

  /s/ ROBERT B. HODES                  Director                 April 7, 2004
  --------------------
     Robert B. Hodes

    /s/ GERSHON KEKST                  Director                 April 7, 2004
    -----------------
      Gershon Kekst

   /s/ CHARLES LAZARUS                 Director                 April 7, 2004
   -------------------
     Charles Lazarus

    /s/ SALLY MINARD                   Director                 April 7, 2004
    -----------------
       Sally Minard

 /s/ MALVIN A. RUDERMAN                Director                 April 7, 2004
 -----------------------
    Malvin A. Ruderman

  /s/ E. DONALD SHAPIRO                Director                 April 7, 2004
  ---------------------
    E. Donald Shapiro

   /s/ ARTHUR L. SIMON                 Director                 April 7, 2004
   -------------------
     Arthur L. Simon

 /s/ DANIEL YANKELOVICH                Director                 April 7, 2004
 -----------------------
    Daniel Yankelovich

   /s/ ERIC J. ZAHLER        Director, President and COO        April 7, 2004
   -------------------
      Eric J. Zahler

/s/ RICHARD J. TOWNSEND    Executive Vice President and CFO     April 7, 2004
------------------------    (Principal Financial Officer)
   Richard J. Townsend

   /s/ HARVEY B. REIN       Vice President and Controller       April 7, 2004
   -------------------      (Principal Accounting Officer)
      Harvey B. Rein