Form 10-Q/A
period 2003-03-31
LORAL SPACE & COMMUNICATIONS LTD
filed 2004-04-07
CIK 1006269

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

     As of March 1, 2004 there were 45,125,202 shares of Loral Space & Communications Ltd. common stock outstanding.

================================================================================

                                Table of Contents
--------------------------------------------------------------------------------
                                                                            Page
                                                                            ----
Part I
  Item 4. Evaluation of Disclosure Controls and Procedures                   2
Part II
  Item 6. Exhibits and Reports on Form 8-K                                   3
  Signatures                                                                 3


                                EXPLANATORY NOTE

     Item 4 (Evaluation of Disclosure Controls and Procedures) of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (the "Quarterly Report"), originally filed with the Securities and Exchange Commission on May 15, 2003, stated the conclusion of our certifying officers that, as of a date within 90 days before the filing of the Quarterly Report, our disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities. As requested by the staff of the SEC, we are filing this Amendment on Form 10-Q/A to the Quarterly Report solely for the purpose of amending Item 4 of the Quarterly Report to make clear that our certifying officers concluded that, as of March 31, 2003, our disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

     In addition, we have filed the following exhibits herewith:

     31.1 Certification of Chief Executive Officer pursuant to 18 U.S. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to 18 U.S. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Except as specifically indicated herein, no other information included in the Quarterly Report on Form 10-Q is amended by this Amendment on Form 10-Q/A.

                                     PART I

Item 4. Evaluation of Disclosure Controls and Procedures

     (a) Disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15-d-15(e)) as of March 31, 2003, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to Loral and its consolidated subsidiaries required to be in our filings under the Securities and Exchange Act of 1934 would be made known to them by others within those entities in a timely manner.

     (b) Internal controls over financial reporting. There were no changes in our internal controls over financial reporting (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(f) and 15-d-15(f)) during the most recent fiscal quarter that we judge to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

  Exhibit 12  - Computation of Deficiency of Earnings to Cover Fixed Charges (1)

  Exhibit 31.1- Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

  Exhibit 31.2- Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

  Exhibit 99.1- Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

  Exhibit 99.2- Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

-------------
(1) Previously filed with the registrants Quarterly Report on Form 10-Q for the period ended March 31, 2003.

+ Filed herewith

  (b) Reports on Form 8-K

  Date of Report                                         Description
-------------------                                 --------------------
January 27, 2003        Item 5 - Other Events       Alcatel partial decision
March 31, 2003          Item 7 - Financial          2002 earnings release
                        Statements, Pro
                        Forma Financial
                        Information and
                        Exhibits


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LORAL SPACE & COMMUNICATIONS LTD.
                                                Registrant

                                          /s/ RICHARD J. TOWNSEND
                                          -----------------------
                                            Richard J. Townsend
                                       Executive Vice President and
                                          Chief Executive Officer
                                       (Principal Financial Officer
                                   and Registrant's Authorized Officer)

Date: April 7, 2004