Form 10-Q
period 2004-03-31
LORAL SPACE & COMMUNICATIONS LTD
filed 2004-05-10
CIK 1006269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

      As of April 30, 2004, there were 44,125,202 shares of Loral Space & Communications Ltd. common stock outstanding.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Disclosure Controls and Procedures
PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
Item 3. Defaults Upon Senior Securities
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
FORM OF LETTER OF CREDIT REIMBURSEMENT AGREEMENT
FORM OF CASH COLLATERAL AGREEMENT
COMPUTATION OF DEFICIENCY OF EARNINGS
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

PART 1.

FINANCIAL INFORMATION

Item 1.	Financial Statements

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)
(Unaudited)

	March 31,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$132,234	$141,644
Accounts receivable, net	18,142	22,969
Contracts-in-process	117,394	62,063
Inventories	41,255	42,456
Insurance proceeds receivable	—	122,770
Other current assets	29,820	36,004

Total current assets	338,845	427,906
Property, plant and equipment, net	953,958	1,828,282
Long-term receivables	76,142	70,749
Investments in and advances to affiliates	50,618	46,674
Deposits	9,000	9,000
Other assets	46,020	73,130

Total assets	$1,474,583	$2,455,741

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$24,922	$50,656
Accrued employment costs	22,885	23,532
Customer advances and billings in excess of costs and profits	320,579	239,225
Deferred gain on sale of assets (Note 4)	20,982	—
Accrued interest and preferred dividends	—	1,319
Income taxes payable	5,965	269
Other current liabilities	22,906	9,870

Total current liabilities	418,239	324,871
Pension and other postretirement liabilities	15,822	10,983
Long-term liabilities	46,783	66,947

Total liabilities not subject to compromise	480,844	402,801
Liabilities subject to compromise (Note 11)	1,928,360	2,906,095
Minority interest	2,428	2,515
Commitments and contingencies (Notes 2, 9, 11, 12, and 15)
Shareholders’ deficit:
Common stock, $.10 par value	4,413	4,413
Paid-in capital	3,392,829	3,392,829
Treasury stock, at cost	(3,360)	(3,360)
Unearned compensation	(148)	(168)
Retained deficit	(4,251,172)	(4,171,536)
Accumulated other comprehensive loss	(79,611)	(77,848)

Total shareholders’ deficit	(937,049)	(855,670)

Total liabilities and shareholders’ deficit	$1,474,583	$2,455,741

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2004	2003

Revenues from satellite services	$29,251	$40,409
Revenues from satellite manufacturing	74,433	115,037

Total revenues	103,684	155,446
Cost of satellite services	63,581	46,893
Cost of satellite manufacturing	68,299	130,136
Selling, general and administrative expenses	31,567	31,490

Loss from continuing operations before reorganization expenses due to bankruptcy	(59,763)	(53,073)
Reorganization expenses due to bankruptcy	(8,315)	—

Operating loss from continuing operations	(68,078)	(53,073)
Interest and investment income	2,561	7,046
Interest expense (contractual interest was $10,876 for the three months ended March 31, 2004, see Note 12)	(1,987)	(8,506)
Gain on investments	—	1,107

Loss from continuing operations before income taxes, equity in net losses of affiliates and minority interest	(67,504)	(53,426)
Income tax (provision) benefit	(196)	3,833

Loss from continuing operations before equity in net losses of affiliates and minority interest	(67,700)	(49,593)
Equity in net losses of affiliates	(403)	(8,503)
Minority interest	87	(39)

Loss from continuing operations	(68,016)	(58,135)
(Loss) income from discontinued operations (Note 4)	(11,620)	9,961

Net loss	(79,636)	(48,174)
Preferred dividends	—	(3,360)

Net loss applicable to common shareholders	$(79,636)	$(51,534)

Basic and diluted (loss) earnings per share (Note 16):
Continuing operations	$(1.54)	$(1.42)
Discontinued operations	(0.26)	0.23

Loss per share	$(1.80)	$(1.19)

Weighted average shares outstanding:
Basic and diluted	44,125	43,213

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2004	2003

Operating activities:
Net loss	$(79,636)	$(48,174)
Non-cash items:
Loss (income) from discontinued operations	11,620	(9,961)
Equity in net losses of affiliates	403	8,503
Minority interest	(87)	39
Deferred taxes	—	1,663
Depreciation and amortization	41,192	30,049
Valuation allowance on vendor financing receivables	—	10,008
Provisions for bad debts	164	3,963
Impairment charge on satellite and related assets	11,989	—
Loss on equipment disposals	—	40
Gain on investments and debt exchanges, net	—	(1,107)
Non-cash net (gain) loss on foreign currency transactions and interest	(733)	6,631
Provision for inventory obsolescence	287	—
Changes in operating assets and liabilities:
Accounts receivable, net	4,663	(6,636)
Contracts-in-process	(12,102)	36,656
Inventories	914	(606)
Long-term receivables	(5,393)	(860)
Other current assets and other assets	925	3,750
Accounts payable	(9,015)	5,344
Accrued expenses and other current liabilities	1,277	(1,822)
Customer advances	46,095	(28,019)
Income taxes payable	(278)	(391)
Pension and other postretirement liabilities	6,094	2,620
Long-term liabilities	792	(2,284)
Other	(43)	419

Net cash provided by operating activities	19,128	9,825

Net cash provided by discontinued operations	6,924	21,274

Investing activities:
Capital expenditures for continuing operations	(6,210)	(15,001)
Capital expenditures for discontinued operations	(11,185)	(8,279)
Proceeds from the sales of assets, net of expenses (Note 2)	953,619	—–
Proceeds from sale of investment	—	9,704
Investments in and advances to affiliates	(4,799)	(514)

Net cash provided by (used in) investing activities	931,425	(14,090)

Financing activities:
Repayments of term loans	(576,500)	(16,250)
Repayments of revolving credit facilities	(390,387)	—
Borrowings under revolving credit facilities	—	66,000
Interest payments on 10% senior notes	—	(30,634)
Repayments of other long-term obligations	—	(534)
Proceeds from other stock issuances	—	2,157
Payment of bank amendment costs	—	(2,183)

Net cash (used in) provided by financing activities	(966,887)	18,556

(Decrease) increase in cash and cash equivalents	(9,410)	35,565
Cash and cash equivalents — beginning of period	141,644	65,936

Cash and cash equivalents — end of period	$132,234	$101,501

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business

      Loral Space & Communications Ltd. (“Loral” or the “Company”, which terms shall include its subsidiaries unless otherwise indicated or the context requires) together with its subsidiaries is a leading satellite communications company with substantial activities in satellite-based communications services and satellite manufacturing. Loral is organized into two operating segments (see Note 17):

Satellite Services. Satellite services, managed by Loral Skynet, a division of Loral, generates its revenues and cash from leasing satellite capacity and platforms to customers for video and direct to home (“DTH”) broadcasting, high-speed data distribution, Internet access, communications and networking services.

Satellite Manufacturing. Satellite manufacturing, conducted by Loral’s subsidiary Space Systems/ Loral (“SS/L”), generates its revenues and cash from designing and manufacturing satellites, space systems and space system components for commercial and government applications including satellite services, DTH broadcasting, broadband data distribution, wireless telephony, digital radio, military communications, weather monitoring and air traffic management.

2.	Bankruptcy Filings, Sale of Assets and Reorganization

Bankruptcy Filings

      On July 15, 2003, Loral and certain of its subsidiaries (the “Debtor Subsidiaries” and collectively with Loral, the “Debtors”), including Loral Space & Communications Corporation, Loral SpaceCom Corporation (“Loral SpaceCom”), Loral Satellite, Inc. (“Loral Satellite”), SS/ L and Loral Orion, Inc. (“Loral Orion”), filed voluntary petitions for reorganization under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)) (the “Chapter 11 Cases”). Loral and its Debtor Subsidiaries continue to manage their properties and operate their businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code (see Note 3).

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

      As a result of Loral’s and the Debtor Subsidiaries’ voluntary petitions for reorganization, all of Loral’s prepetition debt obligations (principal amounts aggregating approximately $1.049 billion at March 31, 2004) have been accelerated (see below and Notes 11 and 12). On July 15, 2003, Loral suspended interest payments on all of its senior unsecured notes, with an aggregate principal amount of $1.049 billion. A creditors’ committee has been appointed in the Chapter 11 Cases to represent all unsecured creditors, including all holders of Loral’s and Loral Orion’s senior unsecured notes, and, in accordance with the provisions of the Bankruptcy Code, has the right to be heard on all matters that come before the Bankruptcy Court (see Note 12).

      During the duration of the Chapter 11 Cases, Loral’s businesses are subject to risks and uncertainties of bankruptcy. For example, the Chapter 11 Cases could adversely affect Loral’s relationships with customers, suppliers and employees, which, in turn could adversely affect the going concern value of the business and of Loral’s assets, particularly if the Chapter 11 Cases are protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court which may limit Loral’s ability to

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respond to certain market events or take advantage of certain market opportunities, and, as a result, Loral’s operations could be materially adversely affected.

      As a result of the commencement of the Chapter 11 Cases, the pursuit of pending claims and litigation against Loral and its Debtor Subsidiaries arising prior to or relating to events which occurred prior to the commencement of the Chapter 11 Cases is generally subject to an automatic stay under Section 362 of the Bankruptcy Code. Accordingly, absent further order of the Bankruptcy Court, a party is generally prohibited from taking any action to recover any prepetition claims, enforce any lien against or obtain possession of any property from Loral or its Debtor Subsidiaries. In addition, pursuant to Section 365 of the Bankruptcy Code, Loral and its Debtor Subsidiaries may reject or assume prepetition executory contracts and unexpired leases, and parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court which will be addressed in the context of the Chapter 11 Cases.

      On July 15, 2003, the New York Stock Exchange suspended trading of Loral’s common stock and, on September 2, 2003, removed Loral’s securities from listing and registration. Loral’s common stock is being quoted under the ticker symbol LRLSQ on the Pink Sheets and on the Over-The-Counter Bulletin Board Service. The Company anticipates that, in any plan of reorganization ultimately confirmed by the Bankruptcy Court, the common and preferred stock of the Company likely will be eliminated entirely.

Sale of Assets

      On March 17, 2004, Loral Space & Communications Corporation, Loral SpaceCom Corporation and Loral Satellite, Inc. (collectively, the “Sellers”) consummated the sale (the “Sale”) of the Sellers’ North American fleet of satellites and related assets to certain affiliates of Intelsat, Ltd. and Intelsat (Bermuda), Ltd. (collectively, “Intelsat” or the “Purchasers”). At closing, the Company received approximately $1.011 billion, consisting of approximately $961 million for the North American satellites and related assets, after adjustments, and $50 million for an advance on a new satellite to be built for Intelsat by SS/ L. The Company’s obligations with respect to the $50 million advance are secured by the Telstar 14/Estrela do Sul-1 satellite and related assets, including insurance proceeds relating to the satellite. The Company used a significant portion of the funds received to repay all $967 million of its outstanding secured bank debt. In addition, after closing, the Sellers received from the Purchasers approximately $16 million to reimburse a deposit made by the Sellers for the launch of Telstar 8, and the Sellers expect to receive an additional $4 million as a purchase price adjustment resulting from resolution of a regulatory issue relating to the purchased assets. The Sale was completed after the Bankruptcy Court approved, on March 16, 2004, the final amendment to the asset purchase agreement, dated July 15, 2003, between the Sellers and the Purchasers.

      The North American satellites and related assets have been accounted for as a discontinued operation, resulting in the reclassification of the Company’s historical condensed consolidated statements of operations and statements of cash flows to reflect these operations as discontinued operations separately from continuing operations (see Note 4).

Reorganization

      Loral intends to reorganize around its satellite manufacturing operations and its remaining fleet of international satellites and does not believe it will require any additional financing to fund operations.

      As provided by the Bankruptcy Code, the Debtors had the exclusive right to submit their plan or plans of reorganization for 120 days from the date of the Chapter 11 filing. The Bankruptcy Court has extended this exclusive period through July 12, 2004. If Loral and its Debtor Subsidiaries fail to file their plan or plans of reorganization during this exclusive period, or if a plan is filed and such plan or plans is not accepted by the required number of creditors and equity holders within the required period, any party in interest may subsequently file its own plan or plans of reorganization for Loral and its Debtor Subsidiaries. A plan of

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reorganization must be confirmed by the Bankruptcy Court upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan of reorganization notwithstanding rejection of the plan by an impaired class of creditors or equity holders if certain requirements of the Bankruptcy Code are met. Although Loral and its Debtor Subsidiaries expect to file a plan or plans of reorganization that provide for emergence from bankruptcy sometime in 2004, Loral cannot now describe the components or features of the plan, including whether the plan will provide for creditors to be paid in whole or in part or whether consideration they will receive will consist of cash, debt, equity or some combination thereof. In addition, there can be no assurance that Loral will be able to propose a plan, obtain court approval of any plan it proposes, obtain acceptances from the number of creditors necessary to confirm a plan, or actually confirm and consummate a plan.

3.	Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company, in its current structure, will continue as a going concern. However, the factors mentioned in Note 2 above, among other things, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ability of the Company to continue as a going concern is dependent on a number of factors including, but not limited to, the Company developing a plan of reorganization, confirmation of the plan by the Bankruptcy Court and Loral maintaining good relations with its customers, suppliers and employees. If a plan of reorganization is not confirmed and implemented, the Company may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery that the Company’s creditors would receive in such liquidation. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company were forced to liquidate (see Reorganization in Note 2).

      The condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. The December 31, 2003 balance sheet has been derived from the audited consolidated financial statements at that date. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company’s latest Annual Report on Form 10-K.

      The condensed consolidated financial statements have been prepared in accordance with Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”). SOP 90-7 requires an entity to distinguish prepetition liabilities subject to compromise from postpetition liabilities in the Company’s condensed consolidated balance sheet. The caption “liabilities subject to compromise” reflects the carrying value of prepetition claims that will be restructured in Loral’s and its Debtor Subsidiaries’ Chapter 11 Cases. In addition, the Company’s condensed consolidated statement of operations portrays the results of operations of the reporting entity during Chapter 11 proceedings. As a result, any revenue, expenses, realized gains and losses, and provision for losses resulting directly from the reorganization and restructuring of the organization are reported separately as reorganization items, except those required to be reported as discontinued operations and extraordinary items in conformity with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) and

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). The Company did not prepare condensed combined financial statements for Loral and the Debtor Subsidiaries, since the subsidiaries that did not file voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code were immaterial to the Company’s condensed consolidated financial position and results of operations.

Income Taxes

      During 2004 and 2003, Loral continued to maintain the 100% valuation allowance established at December 31, 2002 and recorded no benefit for its domestic loss. In 2004, the Company recorded a provision for continuing operations relating to foreign income taxes with no benefit for the loss from discontinued operations. In 2003, the Company recorded a benefit in continuing operations primarily for the provision reclassified to income from discontinued operations offset by a deferred tax liability for certain foreign entities.

Pensions and Other Employee Benefits

      The following table provides the components of net periodic benefit cost for the Company’s qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three months ended March 31, 2004 and 2003 respectively (in thousands):

	Pension Benefits		Other Benefits

	2004	2003	2004	2003

Service cost	$2,324	$3,049	$274	$836
Interest cost	5,548	5,498	1,069	1,300
Expected return on plan assets	(4,870)	(4,596)	(20)	(37)
Amortization of prior service cost	(9)	(9)	(483)	(318)
Amortization of net loss	1,164	1,314	564	428

	$4,157	$5,256	$1,404	$2,209

Additional Cash Flow Information

      The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended
	March 31,

	2004	2003

Non-cash activities:
Unrealized (losses) gains on available-for-sale securities, net of taxes	$(452)	$10,421

Unrealized net (losses) gains on derivatives, net of taxes	$(1,249)	$427

Accrual of preferred dividends		$3,360

Supplemental information:
Cash (paid) received for reorganization items:
Professional fees	$(3,842)

Retention costs	$(3,237)

Interest income	$213

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      Certain reclassifications have been made to conform prior year amounts to the current year’s presentation.

4.	Discontinued Operations

      As described in Note 2, on March 17, 2004, the Company completed the sale of its North American satellites and related assets to Intelsat. The operating revenues and expenses of the North American satellites and related assets have been classified as discontinued operations under SFAS No. 144 for all periods presented. Due to certain unsettled contingencies, Loral has deferred the expected gain of approximately $21 million on the sale on its condensed consolidated balance sheet as of March 31, 2004. The determination of the actual gain on the sale will be finalized based on the resolution of certain contingencies. Accordingly, the actual gain that will ultimately be recognized may be different than the deferred gain reflected herein.

      The following table summarizes certain statement of operations data for the discontinued operations. In 2004, the results of the discontinued operations are for the period from January 1, 2004 to March 17, 2004, the date of the sale and include the write-off of approximately $11 million of debt issue costs to interest expense relating to the Company’s secured debt that was repaid. For the purposes of this presentation, all indirect costs normally associated with these operations have been included in continuing operations. These indirect costs include telemetry, tracking and control, access control, maintenance and engineering, selling and marketing, and general and administrative.

	Three Months Ended
	March 31,

	2004	2003

	(In thousands)
Revenues of discontinued operations	$29,106	$43,328

Operating income	$13,318	$24,074
Interest expense	24,938	8,298

(Loss) income before income taxes	(11,620)	15,776
Income tax provision	—	(5,815)

(Loss) income from discontinued operations	$(11,620)	$9,961

      The net book value of the satellites to be sold was $935 million (including insurance proceeds receivable on the Company’s consolidated balance sheet at December 31, 2003) and of the related assets and liabilities was $30 million and $31 million, respectively, as of December 31, 2003.

5.	Accounting for Stock Based Compensation

      In accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), an amendment of SFAS 123, presented below are the pro forma results as if the Company applied the fair value-based method of accounting for stock-based employee compensation. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six to twelve months following vesting; stock volatility, 90%; risk free interest rate, 2.4% to 6.6% based on date of grant; and no dividends during the expected term. The Company’s calculations are based on a multiple option

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation approach and forfeitures are recognized as they occur. The following table summarizes what the Company’s pro forma net loss and pro forma loss per share would have been if the fair value method under SFAS 123 was used (in millions, except per share amounts):

	Three Months Ended
	March 31,

	2004	2003

Reported loss from continuing operations	$(68.0)	$(58.1)
Add: Total stock based compensation charged to operations under the intrinsic value method, net of taxes	—	—
Less: Total stock based employee compensation determined under the fair value method for all awards, net of taxes	(0.3)	(0.6)

Pro forma loss from continuing operations	(68.3)	(58.7)
Net (loss) income from discontinued operations, net of taxes	(11.6)	9.9

Pro forma net loss	(79.9)	(48.8)
Preferred dividends	—	(3.3)

Pro forma net loss applicable to common shareholders	$(79.9)	$(52.1)

Reported basic and diluted loss per share from continuing operations	$(1.54)	$(1.42)
Pro forma basic and diluted loss per share from continuing operations	(1.55)	(1.44)
Reported basic and diluted loss (earnings) per share from discontinued operations	(0.26)	0.23
Reported loss per share applicable to common shareholders	(1.80)	(1.19)
Pro forma loss per share applicable to common shareholders	(1.81)	(1.21)

6.	Comprehensive Loss

      The components of comprehensive loss are as follows (in thousands):

	Three Months Ended
	March 31,

	2004	2003

Net loss	$(79,636)	$(48,174)
Cumulative translation adjustment	(62)	421
Unrealized gains (losses) on available-for-sale securities, net of taxes	(452)	10,421
Foreign currency hedging:
Net (decrease) increase in foreign currency exchange contracts	—	230
Reclassifications into revenue and cost of sales from other comprehensive income	(1,249)	642
Reclassifications into interest expense from other comprehensive income for anticipated transactions that are no longer probable	—	(445)

Comprehensive loss	$(81,399)	$(36,905)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Contracts-in-Process

	March 31,	December 31,
	2004	2003

	(In thousands)
Amounts billed	$95,154	$14,104
Unbilled receivables	22,240	47,959

	$117,394	$62,063

      Unbilled amounts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed in accordance with the contract terms, typically upon shipment of the product, achievement of contractual milestones, or completion of the contract and, at such time, are reclassified to billed receivables.

      The Company has estimated that it will incur approximately $52 million to repair a satellite that was damaged in transit. The Company expects to recover a significant portion of these costs through insurance coverage. Management believes that the resolution of the insurance claim will not have a material adverse effect on its condensed consolidated financial position or its results of operation.

      Upon filing Chapter 11, SS/L’s hedges with counterparties (primarily yen-denominated forward contracts) were cancelled leaving SS/L vulnerable to foreign currency fluctuations in the future. The inability to enter into forward contracts exposes SS/L’s future revenues, costs and cash associated with anticipated yen denominated receipts and payments to currency fluctuations. As of March 31, 2004, SS/L had the following amounts denominated in Japanese yen that were unhedged (in millions):

	Japanese Yen	U.S. $

Future revenues	¥1,332	$12.6
Future expenditures	1,128	10.7
Contracts-in-process	4,411	41.8

      At March 31, 2004, SS/ L also had future expenditures in euros of 1.8 million ($2.2 million U.S.) that were unhedged.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Property, Plant and Equipment

	December 31,

	March 31,	December 31,
	2004	2003

	(In thousands)
Land and land improvements	$24,827	$24,827
Buildings	87,576	86,065
Leasehold improvements	17,000	16,995
Satellites in-orbit, including satellite transponder rights of $298.4 million	1,008,799	1,454,511
Satellites under construction	142,734	707,453
Earth stations	32,969	59,303
Equipment, furniture and fixtures	293,728	290,257
Other construction in progress	24,312	24,728

	1,631,945	2,664,139
Accumulated depreciation and amortization	(677,987)	(835,857)

	$953,958	$1,828,282

      On March 17, 2004 the Company sold its North American satellites and related assets (see Note 2).

      In January 2004, the Company’s Telstar 14/ Estrela do Sul-1 satellite only partially deployed its North solar array after launch. At the end of March 2004, the satellite began commercial service with the capability to operate between 10 and 14 transponders of the 41 transponders on the satellite. The life of the satellite is now expected to be approximately six years (design life 15 years). During March 2004, the Company recorded an impairment charge of $12 million to reduce the carrying value of the satellite and related assets to the expected proceeds from insurance. The carrying value of Telstar 14/ Estrela do Sul-1 and related assets at March 31, 2004 was $250 million, which is substantially included in satellites in-orbit. It is insured for partial and total losses up to a maximum of $250 million.

9.	Investments in and Advances to Affiliates

      Investments in and advances to affiliates consist of (in thousands):

	March 31,	December 31,
	2004	2003

XTAR equity investments	$47,778	$43,382
Globalstar:
Acquired notes and loans ($630 million principal and accrued interest)	2,840	3,292
Vendor financing ($250 million principal and accrued interest)	—	—

	$50,618	$46,674

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Equity in net (losses) income of affiliates, consists of (in thousands):

	Three Months Ended
	March 31,

	2004	2003

XTAR	$(403)	$(3,195)
Satmex	—	(5,512)
Globalstar and Globalstar service provider partnerships	—	204

	$(403)	$(8,503)

      The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	Three Months Ended
	March 31,

	2004	2003

Revenues	$3,088	$15,276
Investment income	—	294
Interest expense capitalized on development stage enterprise	478	428
Profits relating to affiliate transactions not eliminated	5	684
Elimination of Loral’s proportionate share of profits relating to affiliate transactions	(7)	(1,119)
Amortization of deferred credit and profits relating to investments in affiliate	—	261

XTAR

      XTAR, a joint venture between Loral and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”), a consortium comprised of leading Spanish telecommunications companies, including Hispasat, S.A., and agencies of the Spanish government, is constructing and plans to launch an X-band satellite to provide X-band services to government users in the United States and Spain, as well as other friendly and allied nations. XTAR is owned 56% by Loral (accounted for under the equity method since the Company does not control certain significant operating decisions) and 44% by Hisdesat. In addition, XTAR has agreed to lease certain transponders on the Spainsat satellite, which is being constructed by SS/L for Hisdesat. As of March 31, 2004, the partners in proportion to their respective ownership interests have contributed $95 million to XTAR.

      In October 2003, Loral and Hisdesat entered into an agreement (the “Contribution Agreement”) to contribute over time an additional $25.4 million and $20.0 million, respectively, into XTAR, with Loral’s contribution effected through the cancellation of amounts owed under XTAR’s satellite construction contract with SS/L. The proceeds from Hisdesat’s capital contributions have been and will be used largely to fund the remaining amounts due under the satellite construction contract. XTAR has entered into a Launch Services Agreement with Arianespace, S.A. providing for launch of its satellite on Arianespace’s Ariane 5 ECA launch vehicle. This flight represents the resumption of the Ariane 5 ECA’s missions since the unsuccessful launch in late 2002. Arianespace has agreed to provide a one-year loan for a portion of the launch price, secured by certain of XTAR’s assets, including the satellite, ground equipment and rights to the orbital slot. The remainder of the launch price consists of a revenue-based fee to be paid over time following commencement of operations by XTAR. XTAR still requires additional funds to insure its satellite, complete the ground station system and fund its operations. XTAR is in discussions with its shareholders to obtain additional contributions and is seeking additional funds through other third-party financings.

      In March 2004, after receiving Bankruptcy Court approval, Loral funded an additional $2.8 million to XTAR, which was matched by $2.2 million of contributions to XTAR from Hisdesat. If XTAR is unable to

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

raise the substantial additional funds for launch insurance, the Company’s investment in XTAR of $48 million at March 31, 2004, and any additional investment effected as a result of the Contribution Agreement or otherwise, could be adversely affected. Moreover, if XTAR is unable to repay the Arianespace loan when due, Arianespace will have the right to foreclose on the XTAR assets pledged as collateral, which will also adversely affect the Company’s investment in XTAR.

Globalstar

      On April 14, 2004, Globalstar announced the completion of its financial restructuring following the formal acquisition of its main business operations and assets by Thermo Capital Partners LLC (“Thermo”), effectively resulting in Globalstar exiting from bankruptcy. Thermo invested $43 million in the newly formed Globalstar company (“New Globalstar”) in exchange for an 81.25% equity interest, with the remaining 18.75% of the equity to be distributed to the creditors of Globalstar, L.P. (“Globalstar”). Loral’s share of such equity interest allocation is estimated to be approximately 2.5% of New Globalstar.

      During the pendency of the Globalstar bankruptcy cases, Loral entered into a settlement and release agreement with Globalstar and Globalstar’s official creditors committee to resolve certain issues related to Globalstar and Globalstar’s restructuring (the “Settlement”). This Settlement was approved on April 14, 2003 by the bankruptcy court overseeing Globalstar’s case and closed on July 10, 2003. Among other things, the Settlement provided that Globalstar grants to Loral, subject to certain conditions, a general release of all claims Globalstar may have against Loral in exchange for certain consideration including, effective upon Globalstar’s emergence from Chapter 11 reorganization, an approximate 50% reduction in the amount of Loral’s unsecured claims against Globalstar of approximately $875 million. Loral does not expect any material impact on its results of operations or financial position as a result of this Settlement.

      On April 24, 2003, one of Globalstar’s creditors filed a motion seeking reconsideration by Globalstar’s bankruptcy court of its approval of the Settlement. Globalstar’s bankruptcy court denied this motion for reconsideration on May 30, 2003, and, on June 9, 2003, the creditor filed a notice of appeal of the bankruptcy court’s order approving the Settlement. Although the Company believes that the appeal, which is currently pending, is without merit, no assurance can be given in this regard or as to what relief, if any, might be granted in the event the appeal were to be successful.

10.	Other Acquired Intangible Assets

      Other acquired intangible assets are included in other assets in the Company’s consolidated balance sheets as follows (in millions):

	March 31, 2004		December 31, 2003

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Satellite related intangibles	$—	$—	$40.7	$(23.4)
Regulatory fees	22.5	(6.6)	22.7	(6.2)
Other intangibles	13.0	(10.6)	13.0	(10.2)

	$35.5	$(17.2)	$76.4	$(39.8)

      As of March 31, 2004, the weighted average remaining amortization period for regulatory fees was approximately 11 years and approximately one year for other intangibles.

      Total pre-tax amortization expense for other acquired intangible assets was $0.8 million and $0.9 million for the three months in the period ended March 31, 2004 and 2003, respectively. Annual pre-tax amortization

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense for other acquired intangible assets for the five years ended December 31, 2008 is estimated to be as follows (in millions):

2004	$3.3
2005	2.5
2006	1.4
2007	1.4
2008	1.4

11.	Liabilities Subject to Compromise

      As discussed in Note 2, Loral and its Debtor Subsidiaries have been operating as a debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code.

      In the condensed consolidated balance sheet, the caption “liabilities subject to compromise” reflects Loral’s carrying value of prepetition claims that will be restructured in Loral’s and its Debtor Subsidiaries’ Chapter 11 Cases. Pursuant to court order, Loral has been authorized to pay certain prepetition operating liabilities incurred in the ordinary course of business (e.g. salaries and insurance). Since July 15, 2003, as permitted under the Bankruptcy Code, the Company has rejected certain of its prepetition obligations. Loral is in the process of calculating its estimated liability to the unsecured creditors affected by these contract rejections. The Bankruptcy Court established January 26, 2004 as the bar date in the Debtors’ Chapter 11 Cases, which is the date by which prepetition claims against Loral and its Debtor Subsidiaries were required to have been filed for claimants to receive any distribution in the Chapter 11 Cases. Differences between liability amounts estimated by the Company and claims filed by creditors are being investigated and the Bankruptcy Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization. Loral and its Debtor Subsidiaries will continue to evaluate the amount and classification of their prepetition liabilities through the remainder of their Chapter 11 Cases. Should Loral or its Debtor Subsidiaries, through this ongoing evaluation, identify additional liabilities subject to compromise, such amounts will be recognized accordingly. As a result, “liabilities subject to compromise” are subject to change. Claims classified as “liabilities subject to compromise” represent secured as well as unsecured claims. Liabilities subject to compromise at March 31, 2004 and December 31, 2003 consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003

Debt obligations (Note 12)	$1,269,977	$2,236,864
Accounts payable	51,225	50,605
Accrued employment costs	4,122	6,295
Customer advances	26,012	36,430
Accrued interest and preferred dividends	40,428	44,610
Income taxes payable	39,540	39,514
Pension and other postretirement liabilities	140,308	130,981
Other liabilities(1)	132,767	136,815
6% Series C convertible redeemable preferred stock	187,274	187,274
6% Series D convertible redeemable preferred stock	36,707	36,707

	$1,928,360	$2,906,095

(1)	Includes approximately $47 million of vendor financing that is non-recourse to SS/L in the event of non-payment by Globalstar due to bankruptcy. The Company expects to record $47 million of equity income relating to Globalstar in 2004 on the reversal of such non-recourse vendor financing obligations, upon the liquidation of Globalstar.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series C and D Preferred Stock

      In August 2002, Loral’s Board of Directors approved a plan to suspend indefinitely the future payment of dividends on its two series of preferred stock. Accordingly, Loral has deferred the payments of quarterly dividends due on its Series C preferred stock commencing on November 1, 2002 and the payments of quarterly dividends due on its Series D preferred stock commencing on November 15, 2002. On July 15, 2003, as a result of the Company’s Chapter 11 filing, Loral stopped accruing dividends on the two series of its preferred stock in its condensed consolidated financial statements. Because Loral failed to pay dividends on the Series C and the Series D preferred stock for six consecutive quarters, holders of the majority of each class of such preferred stock are now entitled, subject to the applicable effects of the Chapter 11 Cases and Loral’s Bermuda insolvency proceedings, to elect two additional directors, for a total of four directors, to Loral’s Board of Directors.

12.	Debt

	March 31,	December 31,
	2004	2003

	(In thousands)
Loral Orion 10.00% senior notes due 2006:
Principal amount	$612,704	$612,704
Accrued interest (deferred gain on debt exchanges)	214,446	214,446
Bank debt:
Loral Satellite term loan, 5.75% at December 31, 2003	—	226,500
Loral Satellite revolving credit facility, 5.75% at December 31, 2003	—	200,000
LSC term loan facility, 5.25% at December 31, 2003	—	350,000
LSC revolving credit facility, 5.25% at December 31, 2003	—	190,387
9.50% Senior notes due 2006	350,000	350,000
Non-recourse debt of Loral Orion:
11.25% Senior notes due 2007 (principal amount $37 million)	39,402	39,402
12.50% Senior discount notes due 2007 (principal amount $49 million)	53,425	53,425

Total debt	1,269,977	2,236,864
Less, current maturities included in liabilities subject to compromise (Note 11)	1,269,977	2,236,864

	$—	$—

      As a result of Loral’s and the Debtor Subsidiaries’ voluntary petitions for reorganization, all of Loral’s prepetition debt obligations with principal amounts aggregating $1.049 billion at March 31, 2004 have been accelerated. On July 15, 2003, Loral suspended interest payments on the 9.50% Senior Notes due 2006, on the 10% Senior Notes due 2006, on the 11.25% Senior Notes due 2007 and on the 12.50% Senior Notes due 2007. Loral continued to pay interest only on its secured bank debt from July 15, 2003 through March 18, 2004, which has significantly reduced its cash interest payments. A creditors’ committee has been appointed in the Chapter 11 Cases to represent all unsecured creditors, including all holders of Loral’s and Loral Orion’s senior unsecured notes, and, in accordance with the provisions of the Bankruptcy Code, it has the right to be heard on all matters that come before the Bankruptcy Court (see Note 2).

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On March 17, 2004, Loral repaid all $967 million of its outstanding secured bank debt (see Note 2). Loral’s secured bank lenders have agreed, subject to Bankruptcy Court approval, that, except for liens on a cash collateral account securing Loral’s outstanding letters of credit, all remaining liens on Loral’s assets held by them will be released.

      On the date the Chapter 11 cases were commenced, the Bankruptcy Court entered an order authorizing the Debtors to use their existing cash and cash proceeds of the bank lenders’ collateral to fund all operating expenses associated with their businesses in accordance with an agreed upon budget and in accordance with certain other terms set forth in the order. The secured bank lenders have agreed, subject to Bankruptcy Court approval, that this order will be terminated, and, accordingly the Company is free to use its cash (other than cash held in collateral accounts supporting letters of credit) without further restriction or requirement.

      For the three months ended March 31, 2004, Loral did not recognize $10.9 million of interest expense on its senior notes and $15.3 million of a reduction to accrued interest on its 10% senior notes as a result of the suspension of interest payments on its debt obligations.

13.	Reorganization Expenses due to Bankruptcy

      Reorganization expenses due to bankruptcy for the three months ended March 31, 2004 include professional fees associated with bankruptcy services, employee retention costs and interest income earned, excluding interest earned related to satellite activities, and were as follows (in thousands):

Professional fees	$5,008
Employee retention costs	3,520
Interest income	(213)

Total reorganization expenses due to bankruptcy	$8,315

14.	Shareholders’ Deficit

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

15.	Commitments and Contingencies

      SS/L has deferred revenue for performance warranty obligations relating to satellites sold to customers which could be affected by future performance. SS/L accounts for satellite performance warranties in accordance with the product warranty provisions of FIN 45 which requires disclosure, but not initial recognition and measurement, of performance guarantees. SS/L estimates the deferred revenue for its warranty obligations based on historical satellite performance. Management periodically reviews and adjusts the deferred revenue for warranty reserves based on the actual performance of each satellite and remaining

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warranty period. A reconciliation of such deferred amounts for the period ended March 31, 2004, is as follows (in millions):

Balance of deferred amounts at January 1, 2004	$16.3
Accruals for deferred amounts issued during the period	—
Accruals relating to pre-existing contracts (including changes in estimates)	1.3

Balance of deferred amounts at March 31, 2004	$17.6

      Loral Skynet has in the past entered into prepaid leases, sales contracts and other arrangements relating to transponders on its satellites. Under the terms of these agreements, Loral Skynet continues to provide for a warranty for a period of two and one-half years to eight and one-half years as of March 31, 2004, in the case of sales contracts and other arrangements (seven transponders), and the lease term, in the case of the prepaid leases (two transponders). Depending on the contract, Loral Skynet may be required to replace transponders which do not meet operating specifications. Substantially all customers are entitled to a refund equal to the reimbursement value if there is no replacement, which is normally covered by insurance. In the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer. In the case of other arrangements, in the event of transponder failure where replacement capacity is not available on the satellite, one customer is not entitled to reimbursement, and the other customer’s reimbursement value is based on contractually prescribed amounts that decline over time.

      Fourteen of the satellites built by SS/L and launched since 1997, three of which are owned and operated by Loral’s subsidiaries or affiliates, have experienced minor losses of power from their solar arrays. Although to date, neither the Company nor any of the customers using the affected satellites have experienced any degradation in performance, there can be no assurance that one or more of the affected satellites will not experience additional power loss that could result in performance degradation, including loss of transponder capacity or reduction in power transmitted. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred and the number and type of use being made of transponders then in service. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities of the remaining transponders. A complete or partial loss of satellites could result in a loss of orbital incentive payments and, in the case of satellites owned by Loral subsidiaries and affiliates, a loss of revenues and profits. With respect to satellites under construction and construction of new satellites, based on its investigation of the matter, SS/L has identified and has implemented remediation measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, the Company believes that this matter will not have a material adverse effect on the condensed consolidated financial position or results of operations of Loral.

      In September 2001, the PAS 7 satellite built by SS/L for PanAmSat experienced an electrical power failure on its solar arrays that resulted in the loss of use of certain transponders on the satellite. Also, the PAS 8 satellite has experienced minor losses of power from its solar arrays, the cause of which is unrelated to the loss of power on the PAS 7 satellite. On June 30, 2003, PanAmSat commenced an arbitration claiming that under its contract with SS/L it is entitled to $23.7 million as a result of these losses. As a result of SS/L’s

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Chapter 11 filing, this arbitration is subject to the automatic stay, and further proceedings in the matter have been suspended. In April 2004, the Company reached an agreement, which is subject to Bankruptcy Court approval, to settle this matter with PanAmSat, and recorded a charge to operations of $8 million in the fourth quarter of 2003. SS/L believes, however, that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, SS/L does not believe that these anomalies will affect other on-orbit satellites built by SS/L.

      SS/L has contracted to build a spot beam, Ka-band satellite for a customer planning to offer broadband data services directly to the consumer. SS/L had suspended work on this program since December 2001 while the customer and SS/L were in discussions to resolve a dispute under the contract. In March 2003, SS/L and the customer reached an agreement in principle to restart the satellite construction program, and, in June 2003, SS/L and the customer executed a definitive agreement. As of March 31, 2004, SS/L had billed and unbilled accounts receivable and vendor financing arrangements of $58 million (including accrued interest of $10 million) with this customer. Under the agreement, the customer will pay the remainder of the purchase price under the contract of $65 million plus accrued interest (including $58 million owed to SS/L at March 31, 2004) in installments over time, most of which will be due subsequent to completion of the satellite.

      SS/L was a party to an Operational Agreement with Alcatel Space Industries, pursuant to which the parties had agreed to cooperate on certain satellite programs, and an Alliance Agreement with Alcatel Space (together with Alcatel Space Industries, “Alcatel”), pursuant to which Alcatel had certain rights with respect to SS/L. On June 30, 2003, Loral, SS/L and Alcatel entered into a master settlement agreement in settlement of all claims among the parties, including arbitration claims brought by Alcatel against Loral alleging breaches of the Operational Agreement and Alliance Agreement. Pursuant to the master settlement agreement, Loral paid Alcatel $5 million and agreed to pay an additional $8 million within one year, resulting in a charge to operations of $13 million. In addition, Alcatel transferred to Loral its minority interest in CyberStar, and Loral transferred to Alcatel its minority interests in Europe*Star and SkyBridge Limited Partnership that Loral had previously written off. As a result of receiving Alcatel’s minority interest in CyberStar, Loral recognized an extraordinary gain of $14 million in the second quarter of 2003, which represents the extinguishment of the minority interest liability less the fair value of the acquired net assets. Under the terms of the master settlement agreement, the arbitration and a related court proceeding to confirm the arbitral tribunal’s January partial award were suspended, with termination of the arbitration to occur on the date of confirmation of a plan of reorganization or a liquidation, provided that if any action is commenced in the Chapter 11 Cases seeking the repayment, disgorgement or turnover of the transfers made in connection with the master settlement agreement, because of the commencement of the Chapter 11 Cases, the arbitration and related court confirmation proceeding would not be terminated until such repayment, disgorgement or turnover action had been dismissed. The master settlement agreement also provides that Alcatel is entitled to reinstate the arbitration if it is required by judicial order to repay, disgorge or turn over the consideration paid to it under the agreement in the context of the Chapter 11 Cases.

      SS/L is required to obtain licenses and enter into technical assistance agreements, presently under the jurisdiction of the State Department, in connection with the export of satellites and related equipment, as well as with the disclosure of technical data to foreign persons. Due to the relationship between launch technology and missile technology, the U.S. government has limited, and is likely in the future to limit, launches from China and other foreign countries. Delays in obtaining the necessary licenses and technical assistance agreements have in the past resulted in, and may in the future result in, the delay of SS/L’s performance on its contracts, which could result in the cancellation of contracts by its customers, the incurrence of penalties or the loss of incentive payments under these contracts.

      The launch of ChinaSat 8 has been delayed pending SS/L’s obtaining the approvals required for the launch. SS/L is continuing to seek the State Department approvals required for the launch of ChinaSat 8. In

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April, 2004 ChinaSat, SS/L and China Great Wall Industry Corporation entered into a settlement agreement to resolve a portion of the disputes outstanding among the parties. This settlement agreement provides, among other things, for a release by ChinaSat of any claim it may have against SS/L to recover some or all of the $52 million that ChinaSat paid to SS/L, and SS/L paid to China Great Wall, for a Chinese launch vehicle. The effectiveness of this settlement agreement is subject to receipt of Bankruptcy Court approval. Nothing in the settlement agreement would, however, preclude ChinaSat from seeking to terminate its contract with SS/L for ChinaSat 8 as a result of the delay caused by the inability to obtain necessary U.S. government approvals to launch and transfer the satellite to ChinaSat. In such event, ChinaSat may seek, after giving effect to the settlement agreement, a refund of $81.6 million for payments made to SS/L as well as penalties of up to $6.5 million. The Company does not believe that ChinaSat is entitled to such a refund or penalties and would vigorously contest any such claims by ChinaSat. If the ChinaSat 8 contract were terminated, SS/L estimates that it would incur costs of approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer, which resale cannot be guaranteed.

      On September 20, 2002, and as further amended in March 2003, Loral agreed with APT Satellite Company Limited (“APT”) to jointly acquire the Apstar V satellite, a satellite then under construction by SS/L for APT pursuant to which Loral and APT agreed to share, on a 50/50 basis, the project cost of constructing, launching and insuring the satellite. Under this agreement, Loral was to initially acquire 23% of the satellite in return for paying 25% of the project cost, and was to pay to APT over time an additional 25% of the project cost to acquire an additional 23% interest in the satellite. At March 31, 2004, the project cost of the satellite was estimated at $230 million.

      In August 2003, in order to expedite the receipt of necessary export licenses from the U.S. government, Loral and APT amended their various agreements to convert their arrangement from a joint ownership arrangement to a lease arrangement, but leaving unchanged the cost allocation between the parties relating to the project cost of the satellite. Under this arrangement, Loral retains title to the entire satellite, now known as Telstar 18, and will lease to APT transponders representing initially 77% of the transponder capacity on the satellite. The number of transponders leased to APT would be reduced over time upon repayment by Loral of the second 25% of the satellite’s project cost, ultimately to 54% of the satellite’s transponder capacity. As a result of this conversion from joint ownership to a lease arrangement in the third quarter of 2003, Loral (a) reversed the cumulative sales of $83 million and cost of satellite manufacturing of $73 million and (b) recorded an increase to self constructed assets of $73 million and recorded deferred revenue of $80 million from APT.

      In November 2003, Loral and APT agreed to further revise their existing arrangement. Under this revised arrangement, Loral agreed, among other things, to accelerate the termination of APT’s leasehold interest in 4.5 transponders by assuming $20.4 million of project cost which otherwise would have been initially paid by APT, decreasing APT’s initial leased transponder capacity from 77% to 69%. In addition, Loral will provide to APT, free of charge, certain unused capacity on Telstar 10/ Apstar IIR, during an interim period, and provide APT with certain rights to exchange Ku-band transponder capacity on Telstar 18 for equivalent Ku-band transponder capacity on Telstar 10/ Apstar IIR. As of March 31, 2004, the Company had recorded $113 million of customer advances from APT.

      SS/L has entered into several long-term launch services agreements with various launch providers to secure future launches for its customers, including Loral and its affiliates. SS/L had launch services agreements with International Launch Services (“ILS”) which covered three launches. In November 2002, SS/L terminated one of those future launches, which had a termination liability equal to SS/L’s deposit of $5 million. Subsequently, SS/L received a letter from ILS alleging SS/L’s breach of the agreements and purporting to terminate all three launches. Despite ILS’s termination of all three launches, to protect its interest SS/L also terminated a second launch, which had a termination liability equal to its deposit of $5 million. As a result, SS/L recognized a non-cash charge to earnings of $10 million in the fourth quarter of

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002 with respect to the two terminated launches. In June 2003, to protect its interest, SS/L also terminated a third launch, which had a termination liability equal to $23.5 million, and SS/L recognized a non-cash charge to earnings of $23.5 million in the second quarter of 2003 with respect to this launch. ILS has asserted that it is entitled to termination charges of up to $54.75 million with respect to the three terminated launches. SS/L believes that ILS’s claims are without merit and intends to defend against them vigorously. In April 2004, SS/L commenced an adversary proceeding against ILS in the Bankruptcy Court to seek recovery of $37.5 million of its deposits and termination liabilities. The Company does not believe that this matter will have a material adverse effect on its condensed consolidated financial position and its results of operations, although no assurances can be provided.

      While the Company has in the past, consistent with industry practice and the requirements in the Company’s debt agreements, typically obtained in-orbit insurance for its satellites, the Company cannot assure that, upon a policy’s expiration, the Company will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. Two satellites owned by Loral Orion have the same solar array configuration as one other 1300-class satellite manufactured by SS/L that has experienced an event with a large loss of solar power. SS/L believes that this failure is an isolated event and does not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, the Company does not believe that this anomaly will affect the two Loral Orion satellites with the same solar array configuration. The insurance coverage for one of these satellites, however, provides for coverage of losses due to solar array failures only in the event of a capacity loss of 80% or more. The Company believes that the insurers will require either exclusions of, or limitations on, coverage due to solar array failures in connection with future renewals of insurance for these two satellites. An uninsured loss of a satellite would have a material adverse effect on the Company’s condensed consolidated financial position and results of operations.

      Loral Orion did not renew its in-orbit insurance policy on Telstar 11 due to the high cost of such insurance and the relative age of the satellite. As of March 31, 2004, the net book value of Telstar 11 was $19 million and its end of life, as determined in the fourth quarter of 2003, is June 2004.

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

Lawsuits against our Directors and Officers

      In August 2003, plaintiffs Robert Beleson and Harvey Matcovsky filed a purported class action complaint against Bernard Schwartz in the United States District Court for the Southern District of New York. The complaint alleges (a) that Mr. Schwartz violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Loral’s financial condition relating to the sale of assets to Intelsat and Loral’s Chapter 11 filing and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from June 30, 2003 through July 15, 2003, excluding the defendant and certain persons related to or affiliated with them. In November

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003, three other complaints against Mr. Schwartz with substantially similar allegations were consolidated into the Beleson case. In February 2004, a motion to dismiss the complaint in its entirety was denied by the court. Defendant filed an answer in March 2004, and discovery has commenced.

      In November 2003, plaintiffs Tony Christ, individually and as custodian for Brian and Katelyn Christ, Casey Crawford, Thomas Orndorff and Marvin Rich, filed a purported class action complaint against Bernard Schwartz and Richard J. Townsend in the United States District Court for the Southern District of New York. The complaint alleges (a) that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Loral’s financial condition relating to the restatement in 2003 of the financial statements for the second and third quarters of 2002 to correct accounting for certain general and administrative expenses and the alleged improper accounting for a satellite transaction with APT Satellite Company Ltd. and (b) that defendants are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from July 31, 2002 through June 29, 2003, excluding the defendants and certain persons related to or affiliated with them. Defendants anticipate filing a motion to dismiss the complaint in May 2004.

      In December 2003, plaintiff Wendy Koch, a former employee, filed a purported class action complaint against the Loral Space & Communications Ltd. Savings Plan Administrative Committee, all Loral directors, Richard J. Townsend and certain other Loral officers and employees in the United States District Court for the Southern District of New York. The complaint alleges (a) that defendants violated Section 404 of the Employee Retirement Income Security Act (“ERISA”), by breaching their fiduciary duties to prudently and loyally manage the assets of the Loral Savings Plan (the “Plan”) by including Loral common stock as an investment alternative and by providing matching contributions under the Plan in Loral stock, (b) that the director defendants violated Section 404 of ERISA by breaching their fiduciary duties to monitor the committee defendants and (c) that defendants violated Sections 404 and 405 of ERISA by failing to provide complete and accurate information to Plan participants and beneficiaries. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all participants in or beneficiaries of the Plan at any time between November 4, 1999 and the present and whose accounts included investments in Loral stock. One other similar complaint against the defendants with substantially similar allegations has been filed, and the two cases have been consolidated. Plaintiffs have been granted until the beginning of July 2004 to file an amended complaint.

      Loral is obligated to indemnify its directors and officers for any losses or costs they may incur as a result of these lawsuits. Loral is unable to estimate the maximum potential impact of these obligations on its future results of operations.

Other

      The Company is subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, the Company does not believe that any of these other existing legal matters will have a material adverse effect on its consolidated financial position or results of operations. These claims against the Company are generally subject to the automatic stay as a result of the commencement of the Chapter 11 Cases.

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

      On March 2, 2002, the seven separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of Loral common stock against Loral, Bernard L. Schwartz and Richard Townsend were consolidated into one action titled In re: Loral Space & Communications Ltd. Securities Litigation. On May 6, 2002, plaintiffs in the consolidated action filed a consolidated amended class action complaint alleging (a) that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Loral’s financial condition and its investment in Globalstar and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related to or affiliated with them. Loral and Messrs. Schwartz and Townsend have filed a motion to dismiss the complaint in its entirety. After oral argument on a motion to dismiss filed by Loral and Messrs. Schwartz and Townsend, in June 2003, the plaintiffs filed an amended complaint alleging essentially the same claims as in the original amended complaint. Loral believes that it has meritorious defenses to this class action lawsuit and intends to pursue them vigorously. As a result of the commencement of the Chapter 11 Cases, however, this lawsuit is subject to the automatic stay, and further proceedings in the matter have been suspended, insofar as Loral is concerned but are proceeding as to the other defendants. Loral is obligated to indemnify Messrs. Schwartz and Townsend for any losses or costs they may incur as a result of this lawsuit. Loral is unable to estimate the maximum potential impact of these obligations on its future results of operations. In February 2004, a motion to dismiss the amended complaint was granted by the court insofar as Messrs. Schwartz and Townsend are concerned.

      In addition, the primary insurer under Loral’s directors and officers liability insurance policy has denied coverage for the case filed by Loral shareholders under the policy and, on March 24, 2003, filed a lawsuit in

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Supreme Court of New York County seeking a declaratory judgment upholding its coverage position. In May 2003, Loral and the other defendants served their answer and filed counterclaims seeking a declaration that the insurer is obligated to provide coverage and damages for breach of contract and the implied covenant of good faith. In May 2003, Loral and the other defendants also filed a third party complaint against the excess insurers seeking a declaration that they are obligated to provide coverage. Loral believes that the insurers have wrongfully denied coverage and intends to defend against the denial vigorously. As a result of the commencement of the Chapter 11 Cases, however, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended insofar as Loral is concerned but are proceeding as to the other defendants.

16.	Loss Per Share

      Basic loss per share is computed based upon the weighted average number of shares of common stock outstanding. Diluted loss per share excludes the assumed conversion of the Series C Preferred Stock and the Series D Preferred Stock, as their effect would have been antidilutive. For both the three months ended March 31, 2004 and 2003, there were no weighted options, as calculated using the treasury stock method, to include in the calculation of diluted loss per share.

      The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 31,

	2004	2003

Numerator for basic and diluted loss per share:
Loss from continuing operations	$(68,016)	$(58,135)
Preferred dividends	—	(3,360)

	(68,016)	(61,495)
(Loss) income from discontinued operations	(11,620)	9,961

Loss applicable to common stockholders	$(79,636)	$(51,534)

Denominator:
Weighted average common shares outstanding	44,125	43,213

Basic and diluted (loss) earnings per share:
Continuing operations	$(1.54)	$(1.42)
Discontinued operations	(0.26)	0.23

Loss per share	$(1.80)	$(1.19)

17.	Segments

      Loral is organized into two operating segments: Satellite Services and Satellite Manufacturing (see Note 2 and Note 4 regarding the sale of the Company’s North American satellites and related assets).

      The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” In evaluating financial performance, management uses revenues and operating income (loss) before depreciation and amortization, including amortization of unearned stock compensation, and reorganization expenses due to bankruptcy (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before amortization of stock compensation; reorganization expenses due to bankruptcy; gain (loss) on investments and debt exchanges; equity in net losses of affiliates, net of tax; minority interest, net of tax; cumulative effect of change in accounting principle, net of

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax; and extraordinary gain on acquisition of minority interest, net of tax. Interest expense has been excluded from Adjusted EBITDA to maintain comparability with the performance of competitors with different capital structures using similar measures. During the period we are in Chapter 11, we only recognize interest expense on the actual interest payments we make. During this period we do not expect to make any further interest payments on debt obligations subsequent to March 17, 2004, the date we repaid our bank debt. Reorganization expenses are only incurred during the period we are in Chapter 11. These expenses have been excluded from Adjusted EBITDA to maintain comparability with our results during periods we are not in Chapter 11 and with the results of competitors using similar measures. Adjusted EBITDA should be used in conjunction with U.S. GAAP financial measures and is not presented as an alternative to cash flow from operations as a measure of the Company’s liquidity or as an alternative to net income as an indicator of the Company’s operating performance.

      The Company believes the use of Adjusted EBITDA along with GAAP financial measures enhances the understanding of the Company’s operating results and is useful to investors in comparing performance with competitors, estimating enterprise value and making investment decisions. Adjusted EBITDA allows investors to compare operating results of competitors exclusive of depreciation and amortization, net losses of affiliates and minority interest, a useful tool given the significant variation that can result from the timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, and effects of investments not managed by the Company. Adjusted EBITDA as used here may not be comparable to similarly titled measures reported by competitors. The Company also uses Adjusted EBITDA to evaluate operating performance, to allocate resources and capital, to measure performance for incentive compensation programs, and to evaluate future growth opportunities.

      Intersegment revenues consist primarily of satellites under construction by Satellite Manufacturing for Satellite Services and the leasing of transponder capacity by Satellite Manufacturing from Satellite Services.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized financial information concerning the reportable segments is as follows (in millions):

Three Months Ended March 31, 2004

	Satellite	Satellite
	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenue from external customers(2)	$30.0	$74.4		$104.4
Intersegment revenues	1.1	26.6		27.7

Operating segment revenues	$31.1	$101.0		132.1

Eliminations(3)				(28.4)

Operating revenues as reported				$103.7

Segment Adjusted EBITDA before eliminations (4)	$(10.2)	$3.6	$(8.6)	$(15.2)

Eliminations(3)(4)				(3.4)

Adjusted EBITDA				(18.6)
Depreciation and amortization(5)(6)	$(36.0)	$(5.0)	$(0.2)	(41.2)

Reorganization expenses due to bankruptcy				(8.3)

Operating loss from continuing operations				(68.1)
Interest and investment income				2.6
Interest expense				(2.0)
Income tax provision				(0.2)
Equity in net losses of affiliates				(0.4)
Minority interest				0.1

Loss from continuing operations				$(68.0)

Other Data:
Total assets(6)	$953.9	$417.4	$103.3	$1,474.6

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended March 31, 2003(7)

	Satellite	Satellite
	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenue from external customers(2)	$41.6	$115.0		$156.6
Intersegment revenues	0.6	16.5		17.1

Operating segment revenues	$42.2	$131.5		173.7

Eliminations(3)				(18.3)

Operating revenues as reported				$155.4

Segment Adjusted EBITDA before eliminations (8)	$3.7	$(12.5)	$(9.1)	$(17.9)

Eliminations(3)				(5.1)

Adjusted EBITDA				(23.0)
Depreciation and amortization(5)(6)	$(23.1)	$(6.7)	$(0.2)	(30.0)

Operating loss from continuing operations				(53.0)
Interest and investment income				7.0
Interest expense				(8.5)
Gain on investments				1.1
Income tax benefit				3.8
Equity in net losses of affiliates				(8.5)
Minority interest				—

Loss from continuing operations				$(58.1)

(1)	Represents corporate expenses incurred in support of the Company’s operations.

(2)	Includes revenues from affiliates of $3.1 million and $15.3 million for the three months ended March 31, 2004 and 2003, respectively.

(3)	Represents the elimination of intercompany sales and Adjusted EBITDA, primarily for satellites under construction by SS/L for wholly owned subsidiaries.

(4)	Satellite Services includes an impairment charge of $12 million in 2004, relating to the Company’s Telstar 14/Estrela do Sul-1 satellite and related assets. Satellite Manufacturing excludes a charge of $10.3 million in 2004, as a result of the settlement of all orbital receivables on satellites sold to Intelsat. This charge had no effect on Loral’s consolidated results.

(5)	Includes amortization of unearned stock compensation charges.

(6)	The amounts are presented after the elimination of intercompany profit.

(7)	The 2003 segment information has been adjusted to remove the operations of the North American satellites and related assets sold, which has been reclassified to discontinued operations (see Note 4).

(8)	Satellite Manufacturing includes a charge of $10 million in 2003, on vendor financing receivables provided to a customer that were exchanged for the customer’s equity.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	New Accounting Pronouncements

FIN 46R

      In January 2003 and revised in December 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”) and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company determined that there was no effect on its condensed consolidated financial position or results of operations from the adoption of FIN 46R during the quarter ended March 31, 2004.

19.	Financial Information for Subsidiary Issuer and Guarantor and Non-Guarantor Subsidiaries

      Loral is a holding company (the “Parent Company”), which is the ultimate parent of all Loral subsidiaries. In December 2001, the Company’s wholly owned subsidiary, Loral Orion (the “Subsidiary Issuer”), issued new senior notes in an exchange offer (see Note 12) which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and several of Loral Orion’s wholly owned subsidiaries (the “Guarantor Subsidiaries”). The Parent Company, the Subsidiary Issuer and the Guarantor Subsidiaries, as well as certain other non-guarantor subsidiaries of the Parent Company (including the Sellers and SS/L) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on July 15, 2003.

      Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the other wholly owned subsidiaries of the Parent Company (the “Non-Guarantor Subsidiaries”) as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003. The unaudited condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

      The supplemental unaudited condensed consolidating financial information reflects the investments of the Parent Company in the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting. The Company’s significant transactions with its subsidiaries other than the investment account and related equity in net loss of unconsolidated subsidiaries are intercompany payables and receivables between its subsidiaries resulting primarily from the funding of the construction of satellites for the Satellite Services segment and the management fee charged by Loral SpaceCom to the Parent Company (in 2001). Loral’s $200 million note receivable from unconsolidated subsidiaries is due from Loral Space & Communications Corporation (“LSCC”) and bears interest at 8.2% per annum. Loral SpaceCom (a non-guarantor subsidiary) holds a $29.7 million subordinated note receivable from the Subsidiary Issuer. The note is subordinated to all existing and future indebtedness of the Subsidiary Issuer and guaranteed by the Parent Company. The note bears interest at a rate of 10% per annum. Loral Satellite has provided $59.8 million to Loral as of March 31, 2004, in the form of a note receivable which bears no interest and is payable upon maturity of the Loral Satellite Credit Agreement. As a result of filing Chapter 11, the accrual of interest on all related party notes in the following condensed consolidating financial statements was suspended.

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2004
(In thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiary	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$4,125	$49,670	$—	$78,439	$—	$132,234
Accounts receivable, net	—	6,644	1,340	10,158	—	18,142
Contracts-in-process	—	—	—	117,394	—	117,394
Inventories	—	—	—	41,255	—	41,255
Other current assets	504	2,256	4,356	23,668	(964)	29,820

Total current assets	4,629	58,570	5,696	270,914	(964)	338,845
Property, plant and equipment, net	—	364,011	178,435	431,892	(20,380)	953,958
Long-term receivables	—	—	—	76,142	—	76,142
Due (to) from unconsolidated subsidiaries	(3,908)	(24,051)	25,413	55,877	(53,331)	—
Investments in unconsolidated subsidiaries	(454,003)	311,464	(271,698)	(1,624,074)	2,038,311	—
Investments in and advances to affiliates	20	—	—	50,598	—	50,618
Deposits	—	—	—	9,000	—	9,000
Other assets	4,253	4,410	506	36,851	—	46,020

Total assets	$(449,009)	$714,404	$(61,648)	$(692,800)	$1,963,636	$1,474,583

Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$—	$1,414	$250	$23,258	$—	$24,922
Accrued employment costs	—	—	—	22,885	—	22,885
Customer advances and billings in excess of costs and profits	—	120,585	14	199,980	—	320,579
Deferred gain on sales of assets	—	—	—	20,982	—	20,982
Income taxes payable	—	—	—	5,965	—	5,965
Other current liabilities	1,356	—	—	21,550	—	22,906

Total current liabilities	1,356	121,999	264	294,620	—	418,239
Pension and other postretirement liabilities	—	—	—	15,822	—	15,822
Long-term liabilities	52,233	4,190	14,985	11,986	(36,611)	46,783

Total liabilities not subject to compromise	53,589	126,189	15,249	322,428	(36,611)	480,844
Liabilities subject to compromise	434,451	1,113,234	(116,663)	501,534	(4,196)	1,928,360
Minority interest	—	—	—	2,428	—	2,428
Shareholders’ (deficit) equity:
Common stock	4,413	—	—	—	—	4,413
Paid-in capital	3,392,829	604,166	—	—	(604,166)	3,392,829
Treasury stock, at cost	(3,360)	—	—	—	—	(3,360)
Unearned compensation	(148)	—	—	—	—	(148)
Due from related parties	—	(54,081)	—	54,081	—	—
Retained (deficit) earnings	(4,251,172)	(1,075,104)	39,766	(1,573,271)	2,608,609	(4,251,172)
Accumulated other comprehensive loss	(79,611)	—	—	—	—	(79,611)

Total shareholders’ (deficit) equity	(937,049)	(525,019)	39,766	(1,519,190)	2,004,443	(937,049)

Total liabilities and shareholders’ (deficit) equity	$(449,009)	$714,404	$(61,648)	$(692,800)	$1,963,636	$1,474,583

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2004
(In thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$—	$18,915	$7,426	$11,713	$(8,803)	$29,251
Revenues from satellite manufacturing	—	—	—	74,352	81	74,433

Total revenues	—	18,915	7,426	86,065	(8,722)	103,684
Cost of satellite services	—	35,904	7,081	28,728	(8,132)	63,581
Cost of satellite manufacturing	—	—	—	68,259	40	68,299
Selling, general and administrative expenses	2,234	4,344	385	24,604	—	31,567

Operating (loss) income from continuing operations before reorganization expenses due to bankruptcy	(2,234)	(21,333)	(40)	(35,526)	(630)	(59,763)
Reorganization expenses due to bankruptcy	(956)	(1,878)	—	(5,481)	—	(8,315)

Operating (loss) income from continuing operations	(3,190)	(23,211)	(40)	(41,007)	(630)	(68,078)
Interest and investment income	—	—	—	2,561	—	2,561
Interest expense	—	—	—	(2,596)	609	(1,987)

(Loss) income from continuing operations before income taxes, equity in net losses of unconsolidated subsidiaries and affiliates and minority interest	(3,190)	(23,211)	(40)	(41,042)	(21)	(67,504)
Income tax (provision) benefit	—	(707)	14	497	—	(196)

(Loss) income from continuing operations before equity in net losses of unconsolidated subsidiaries and affiliates and minority interest	(3,190)	(23,918)	(26)	(40,545)	(21)	(67,700)
Equity in net income (losses) of unconsolidated subsidiaries	(76,446)	(26)	—	—	76,472	—
Equity in net income (losses) of affiliates	—	—	—	(403)	—	(403)
Minority interest	—	—	—	87	—	87

(Loss) income from continuing operations	(79,636)	(23,944)	(26)	(40,861)	76,451	(68,016)
Loss from discontinued operations	—	—	—	(11,620)	—	(11,620)

Net loss (income)	$(79,636)	$(23,944)	$(26)	$(52,481)	$76,451	$(79,636)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2004
(In thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net (loss) income	$(79,636)	$(23,944)	$(26)	$(52,481)	$76,451	$(79,636)
Non-cash items:
Loss from discontinued operations	—	—	—	11,620	—	11,620
Equity in net losses of affiliates	—	—	—	403	—	403
Minority interest	—	—	—	(87)	—	(87)
Equity in net losses of unconsolidated subsidiaries	76,446	—	—	93	(76,539)	—
Deferred taxes	—	—	—	1,166	(1,166)	—
Depreciation and amortization	—	27,317	5,253	8,622	—	41,192
Provisions for bad debts on billed receivables	—	(104)	(46)	314	—	164
Provision for inventory obsolescence	—	—	—	287	—	287
Impairment charge on satellite and related assets	—	—	—	11,989	—	11,989
Non-cash net (gain) loss on foreign currency transactions and interest	—	—	—	(733)	—	(733)
Changes in operating assets and liabilities:
Accounts receivable, net	—	372	(326)	4,617	—	4,663
Contracts-in-process	—	—	—	(12,102)	—	(12,102)
Inventories	—	—	—	914	—	914
Long-term receivables	—	—	—	(5,393)	—	(5,393)
Due (to) from unconsolidated subsidiaries	813	(1,616)	(6,650)	(8,757)	16,210	—
Other current assets and other assets	1,857	789	1,530	(3,251)	—	925
Accounts payable	—	590	250	(9,855)	—	(9,015)
Accrued expenses and other current liabilities	164	52	—	1,061	—	1,277
Customer advances and billing in excess of cost	—	30	15	46,050	—	46,095
Income taxes payable	—	—	—	(278)	—	(278)
Pension and other postretirement liabilities	—	—	—	6,094	—	6,094
Long-term liabilities	—	(469)	—	1,261	—	792
Other	—	—	—	(43)	—	(43)

Net cash provided by operating activities	(356)	3,017	—	1,511	14,956	19,128

Net cash provided by discontinued operations	—	—	—	6,924	—	6,924

Investing activities:
Capital expenditures for continuing operations	—	(178)	—	8,924	(14,956)	(6,210)
Capital expenditures for discontinued operations	—	—	—	(11,185)	—	(11,185)
Proceeds from the sale of assets, net of expenses	—	—	—	953,619	—	953,619
Investments in and advances to affiliates	—	—	—	(4,799)	—	(4,799)

Net cash used in investing activities	—	(178)	—	946,559	(14,956)	931,425

Financing activities:
Repayments of term loans	—	—	—	(576,500)	—	(576,500)
Repayments of revolving credit facilities	—	—	—	(390,387)	—	(390,387)

Net cash provided by (used in) financing activities	—	—	—	(966,887)	—	(966,887)

Increase (decrease) in cash and cash equivalents	(356)	2,839	—	(11,893)	—	(9,410)
Cash and cash equivalents — beginning of period	4,481	46,831	—	90,332	—	141,644

Cash and cash equivalents — end of period	$4,125	$49,670	$—	$78,439	$—	$132,234

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003
(In thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiary	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$4,481	$46,831	$—	$90,332	$—	$141,644
Accounts receivable, net	—	6,912	968	15,089	—	22,969
Contracts-in-process	—	—	—	62,063	—	62,063
Inventories	—	—	—	42,456	—	42,456
Insurance proceeds receivable	—	—	—	122,770	—	122,770
Other current assets	2,341	2,925	5,859	25,859	(980)	36,004

Total current assets	6,822	56,668	6,827	358,569	(980)	427,906
Property, plant and equipment, net	—	390,649	183,688	1,289,281	(35,336)	1,828,282
Long-term receivables	—	—	—	70,749	—	70,749
Due (to) from unconsolidated subsidiaries	(3,055)	(24,395)	17,598	47,199	(37,347)	—
Investments in unconsolidated subsidiaries	(375,795)	311,487	(271,698)	(1,625,765)	1,961,771	—
Investments in and advances to affiliates	20	—	—	46,654	—	46,674
Deposits	—	—	—	9,000	—	9,000
Other assets	4,253	5,030	549	63,298	—	73,130

Total assets	$(367,755)	$739,439	$(63,036)	$258,985	$1,888,108	$2,455,741

Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$—	$824	$—	$49,832	$—	$50,656
Accrued employment costs	—	—	—	23,532	—	23,532
Customer advances	—	120,386	—	118,839	—	239,225
Accrued interest and preferred dividends	—	—	—	1,319	—	1,319
Income taxes payable	—	—	—	269	—	269
Other current liabilities	1,191	—	—	8,679	—	9,870

Total current liabilities	1,191	121,210	—	202,470	—	324,871
Pension and other postretirement liabilities	—	—	—	10,983	—	10,983
Long-term liabilities	52,233	4,302	13,835	32,038	(35,461)	66,947

Total liabilities not subject to compromise	53,424	125,512	13,835	245,491	(35,461)	402,801
Liabilities subject to compromise	434,491	1,113,705	(116,663)	1,478,985	(4,423)	2,906,095
Minority interest	—	—	—	2,515	—	2,515
Shareholders’ (deficit) equity:
Common stock	4,413	—	—	—	—	4,413
Paid-in capital	3,392,829	604,166	—	—	(604,166)	3,392,829
Treasury stock, at cost	(3,360)	—	—	—	—	(3,360)
Unearned compensation	(168)	—	—	—	—	(168)
Due from related parties	—	(52,784)	—	52,784	—	—
Retained (deficit) earnings	(4,171,536)	(1,051,160)	39,792	(1,520,790)	2,532,158	(4,171,536)
Accumulated other comprehensive loss	(77,848)	—	—	—	—	(77,848)

Total shareholders’ (deficit) equity	(855,670)	(499,778)	39,792	(1,468,006)	1,927,992	(855,670)

Total liabilities and shareholders’ (deficit) equity	$(367,755)	$739,439	$(63,036)	$258,985	$1,888,108	$2,455,741

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2003
(In thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$—	$23,075	$10,937	$18,059	$(11,662)	$40,409
Revenues from satellite manufacturing	—	—	—	118,893	(3,856)	115,037

Total revenues	—	23,075	10,937	136,952	(15,518)	155,446
Costs of satellite services	—	24,602	7,883	25,308	(10,900)	46,893
Costs of satellite manufacturing	—	—	—	133,273	(3,137)	130,136
Selling, general and administrative expenses	1,422	3,976	274	25,818	—	31,490

Operating (loss) income from continuing operations	(1,422)	(5,503)	2,780	(47,447)	(1,481)	(53,073)
Interest and investment income	5,547	37	—	7,822	(6,360)	7,046
Interest expense	(10,917)	(2,920)	—	(1,679)	7,010	(8,506)
Gain on investment	1,107	—	—	—	—	1,107

(Loss) income from continuing operations before income taxes, equity in net losses of unconsolidated subsidiaries and affiliates and minority interest	(5,685)	(8,386)	2,780	(41,304)	(831)	(53,426)
Income tax benefit (provision)	(1,663)	(192)	(972)	5,444	1,216	3,833

(Loss) income from continuing operations before equity in net losses of unconsolidated subsidiaries and affiliates and minority interest	(7,348)	(8,578)	1,808	(35,860)	385	(49,593)
Equity in net income (losses) of unconsolidated subsidiaries, net of taxes	(35,520)	1,808	—	—	33,712	—
Equity in net losses of affiliates	(5,306)	—	—	(3,197)	—	(8,503)
Minority interest	—	—	—	(39)	—	(39)

(Loss) income from continuing operations	(48,174)	(6,770)	1,808	(39,096)	34,097	(58,135)
Income from discontinued operations	—	—	—	9,961	—	9,961

Net (loss) income	$(48,174)	$(6,770)	$1,808	$(29,135)	$34,097	$(48,174)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2003
(In thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net (loss) income	$(48,174)	$(6,770)	$1,808	$(29,135)	$34,097	$(48,174)
Non-cash items:
Income from discontinued operations	—	—	—	(9,961)	—	(9,961)
Equity in net losses of affiliates	5,306	—	—	3,197	—	8,503
Minority interest	—	—	—	39	—	39
Equity in net losses of unconsolidated subsidiaries	35,520	(1,808)	—	—	(33,712)	—
Deferred taxes	1,663	—	1,150	65	(1,215)	1,663
Depreciation and amortization	14	13,569	5,254	11,212	—	30,049
Valuation allowance on vendor financing receivables	—	—	—	10,008	—	10,008
Provisions for bad debts	—	2,146	(11)	1,828	—	3,963
Loss on equipment disposals	—	—	—	40	—	40
Gain on investment	—	—	—	(1,107)	—	(1,107)
Non-cash net interest and (gain) loss on foreign currency transactions	—	1,165	—	5,466	—	6,631
Changes in operating assets and liabilities:
Accounts receivable, net	—	(3,996)	28	(2,668)	—	(6,636)
Contracts-in-process	—	—	—	36,656	—	36,656
Inventories	—	—	—	(606)	—	(606)
Long-term receivables	—	—	—	(860)	—	(860)
Due (to) from unconsolidated subsidiaries	710	5,713	(10,109)	(230)	3,916	—
Other current assets and other assets	874	757	2,389	(270)	—	3,750
Accounts payable	—	(2,332)	(232)	7,908	—	5,344
Accrued expenses and other current liabilities	(9,389)	(1,342)	—	8,909	—	(1,822)
Customer advances	—	1,243	(277)	(28,985)	—	(28,019)
Income taxes payable	—	—	—	(391)	—	(391)
Pension and other postretirement liabilities	—	—	—	2,620	—	2,620
Long-term liabilities	—	(414)	—	(1,870)	—	(2,284)
Other	—	—	—	419	—	419

Net cash provided by (used in) operating activities	(13,476)	7,931	—	12,284	3,086	9,825

Net cash provided by discontinued operations	—	—	—	21,274	—	21,274

Investing activities:
Capital expenditures for continuing operations	—	(1,599)	—	(10,316)	(3,086)	(15,001)
Capital expenditures for discontinued operations	—	—	—	(8,279)	—	(8,279)
Investments in and advances to unconsolidated subsidiaries	195	—	—	(195)	—	—
Investments in and advances to affiliates	—	—	—	(514)	—	(514)
Proceeds from sale of investment	—	—	—	9,704	—	9,704

Net cash (used in) provided by investing activities	195	(1,599)	—	(9,600)	(3,086)	(14,090)

Financing activities:
Borrowings under revolving credit facilities	—	—	—	66,000	—	66,000
Repayments under term loans	—	—	—	(16,250)	—	(16,250)
Interest payments on 10% senior notes	—	(30,634)	—	—	—	(30,634)
Payment of bank amendment costs	—	—	—	(2,183)	—	(2,183)
Repayments of other long-term obligations	—	—	—	(534)	—	(534)
Note receivable from unconsolidated affiliate	17,284	—	—	(17,284)	—	—
Proceeds from stock issuances	2,157	—	—	—	—	2,157

Net cash provided by (used in) financing activities	19,441	(30,634)	—	29,749	—	18,556

Increase (decrease) in cash and cash equivalents	6,160	(24,302)	—	53,707	—	35,565
Cash and cash equivalents — beginning of period	1,514	42,964	—	21,458	—	65,936

Cash and cash equivalents — end of period	$7,674	$18,662	$—	$75,165	$—	$101,501

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements included in Item 1 and our latest Annual Report on Form 10-K.

      We use the terms “Loral,” the “Company,” “we,” “our,” and “us” in this report to refer to Loral Space & Communications Ltd. and its subsidiaries. When we use the term “Loral Skynet” or “Skynet,” we are, unless the context provides otherwise, referring to our entire Satellite Services business, the assets of which are held in various companies.

Disclosure Regarding Forward-Looking Statements

      Except for the historical information contained in the following discussion and analysis, the matters discussed are not historical facts, but are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, Loral or our representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts. These forward-looking statements can be identified by the use of words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” “anticipates,” “estimates,” “project,” “intend,” or “outlook” or other variations of these words. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict or quantify. Actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond our control. These include the development of a plan of reorganization, confirmation of the plan by the Bankruptcy Court, and our ability to maintain good relations with our customers, suppliers and employees. For a detailed discussion of these and other factors and conditions, please refer to the Commitments and Contingencies section below and to the other periodic reports filed with the Securities and Exchange Commission (“SEC”) by Loral and our wholly owned subsidiary Loral Orion, Inc. (“Loral Orion”). Loral operates in an industry sector in which securities values may be volatile and may be influenced by economic and other factors beyond our control. We undertake no obligation to update any forward-looking statements.

Overview

Businesses

      Loral is a leading satellite communications company organized into two operating segments: Satellite Services and Satellite Manufacturing. Revenues as reported for the three months ended March 31, 2004 were $101 million.

Satellite Services

      Through our Loral Skynet division we lease satellite capacity and platforms to our customers for video and direct-to-home (“DTH”) broadcasting, high-speed data distribution, Internet access, communications and networking services. The satellite services business is capital intensive and highly competitive. We compete with other satellite operators and with ground-based service providers. The build-out of a satellite fleet requires substantial investment. Once these investments are made, however, the costs to maintain and operate the fleet are relatively low. The upfront investments are earned back through the leasing of transponders to customers over the life of the satellite. Beyond construction, one of the major cost factors is in-orbit insurance, an essential component given the harsh and unpredictable environment in which the satellites operate. Annual receipts from this business are fairly predictable because they are based on an established base of long-term customer contracts. For the three months ended March 31, 2004, Satellite Services sales were $31 million before eliminations of $2 million. Worldwide satellite services industry sales in 2002 were approximately $7 billion, according to available industry estimates.

      The satellite services market has been characterized in recent years by over-capacity, pricing pressure and competition from fiber. The downturn in the telecommunications sector led many existing Skynet customers, hampered by a slow-down in demand and lack of access to the capital markets, to postpone expansion plans. Similarly, several start-up companies that leased Skynet’s satellite capacity for the delivery of new applications failed to meet their business objectives. Following the closing of the Intelsat transaction on March 17, 2004, Skynet’s growth will depend upon on its ability to differentiate itself from the competition through customized product offerings, its superior customer service and its successful marketing of available capacity on its international fleet which is well positioned to serve regions of the world where we expect demand to grow.

Satellite Manufacturing

      Our Space Systems/Loral (“SS/L”) subsidiary designs and manufactures satellites, space systems and space systems components for customers in the commercial and government sectors for applications including satellite services, DTH broadcasting, broadband data distribution, wireless telephony, digital radio, military communications, weather monitoring and air traffic management.

      While its requirement for ongoing capital investment is low, the satellite manufacturing industry is a knowledge-intensive business, the success of which relies heavily on its technological heritage and the skills of its workforce. The breadth and depth of talent and experience resident in SS/L’s workforce of approximately 1,500 employees is one of our key competitive advantages.

      Satellite manufacturers have high fixed costs relating primarily to labor and overhead. Based on its current cost structure, we estimate that SS/L covers its fixed costs with an average of four satellite awards a year. In October 2003, SS/L entered into binding authorizations to proceed for two satellites, and in March and April 2004, SS/L entered into contracts for two satellites, one of which is subject to court approval. Cash flow in the satellite manufacturing business tends to be uneven. It takes two to three years to complete a satellite project and numerous assumptions are built into the estimated costs. Cash receipts are tied to the achievement of contract milestones, which depend in part on the ability of our subcontractors to deliver on time. In addition, the timing of satellite awards is difficult to predict, contributing to the unevenness of revenue and making it more challenging to match the workforce to the workflow.

      Satellites are extraordinarily complex devices designed to operate in the very hostile environment of space. This complexity may lead to unanticipated costs during the design, manufacture and testing of a satellite. SS/L establishes provisions for costs based on historical experience and program complexity to cover anticipated costs. Since most of SS/L’s contracts are fixed price, cost increases in excess of the provisions reduces profitability and may result in losses borne solely by SS/L, which may be material. The satellite manufacturing industry is highly competitive and, in recent years, order levels reached an unprecedented low level, resulting in manufacturing over-capacity. Buyers, as a result, are in the advantageous position of being able to negotiate contracts with favorable prices, terms and conditions. In the latter part of 2003, the order rate for new commercial satellites picked up and is expected to continue into 2004. This pickup has been driven by the need for replacement satellites and the resumption of some customers’ expansion plans. SS/L’s sales for the three months ended March 31, 2004 were $101 million, including $27 million for internal satellites. Commercial satellite manufacturing industry sales in 2002 totaled $3.5 billion worldwide, according to available industry sources.

Bankruptcy Proceedings

      We operate in extremely competitive markets characterized in recent years by over-capacity and pricing pressures brought on by the downturn in the telecommunications sector. Our existing and potential customers, having limited access to the capital markets, postponed or reduced the scope of their planned satellite-based applications and services. This resulted in an excess of transponder capacity and a standstill in satellite orders. In the face of these pressures, we further increased our emphasis on cash conservation, reducing operating expenses, suspending dividend payments on our preferred stock, and closely monitoring capital expenditures. The sustained and unprecedented decline in demand for our satellites and satellite services, however, exacerbated our already strained financial condition brought on primarily by the investments we had previously made in Globalstar, L.P. (“Globalstar”) and subsequently wrote-off.

      On July 15, 2003, Loral and certain of its subsidiaries (the “Debtor Subsidiaries” and collectively with Loral, the “Debtors”), including Loral Space & Communications Corporation, Loral SpaceCom Corporation (“Loral SpaceCom”), Loral Satellite, Inc. (“Loral Satellite”), SS/L and Loral Orion, Inc. (“Loral Orion”),

filed voluntary petitions for reorganization under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)) (the “Chapter 11 Cases”). Loral and its Debtor Subsidiaries continue to manage their properties and operate their businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code. As a result of our Chapter 11 filing, all of our prepetition debt obligations (with principal amounts aggregating $1.049 billion at March 31, 2004) were accelerated. On July 15, 2003, we suspended interest payments on all of our senior unsecured notes, with an aggregate principal amount of $1.049 billion.

      For the duration of the bankruptcy proceedings, our businesses are subject to risks and uncertainties of bankruptcy.

Sale of Assets

      In a further effort to strengthen our balance sheet, on July 15, 2003 we agreed to sell our North American satellites and related assets to Intelsat. On March 5, 2004, we and Intelsat entered into the final amendment to the Asset Purchase Agreement, which was approved by the Bankruptcy Court and Intelsat’s bank lenders on March 16, 2004. On March 17, 2004, we completed the sale of such assets to Intelsat. We used the proceeds from the sale of the assets to repay our outstanding secured bank debt (see Note 2 to the condensed consolidated financial statements).

Future Outlook

      We intend to reorganize around our satellite manufacturing operations and our remaining fleet of international satellites, which will cover regions with high growth potential, such as Southeast Asia, the Middle East and South America, where the ground infrastructure is inadequate to support increased demand. We consider these operations to be a viable foundation for the further expansion of our company. We anticipate using excess cash flows from operations to populate our available slots with new satellites to meet market demand. We are in the process now of completing our long-term business plan. We believe that we will not require any additional financing to fund operations. At this time, however, it is impossible to predict accurately the effect of the Chapter 11 reorganization on Loral, when we may emerge from Chapter 11 and what our capital structure will be. The rights and claims of various creditors and security holders will be determined by our plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. We anticipate that, in any plan of reorganization ultimately confirmed by the Bankruptcy Court, our common and preferred stock likely will be eliminated entirely. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any of such securities and claims.

      Critical success factors for us include maintaining our reputation for reliability, quality and superior customer service. During reorganization, in particular, these factors are vital to securing new customers and retaining current ones. In addition, we must align our workforce levels with the needs of the business, continue to contain costs, and maximize the efficiency of both of our operations. Loral Skynet is focused on increasing the capacity utilization of its satellite fleet and successfully introducing new value-added services to its markets. SS/L is focused on increased bookings and backlog in 2004.

      See Note 2 and Note 4 to the condensed consolidated financial statements for a description of our Chapter 11 Cases and the sale of our North American satellites and related assets.

Consolidated Operating Results

      See Critical Accounting Matters in our latest Annual Report on Form 10-K filed with the SEC and Note 17 to the condensed consolidated financial statements.

      The accompanying condensed consolidated financial statements have been prepared assuming Loral in its current structure will continue as a going concern. However, the factors mentioned above, among other things, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ability of Loral to continue as a going concern is dependent on a number of factors including, but not limited to, developing a plan of reorganization, confirmation of the plan by the Bankruptcy Court and maintaining good relations with our customers, suppliers and employees. If a plan of reorganization is not confirmed and implemented, we may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery that Loral’s creditors would receive in the event of a liquidation. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if Loral were forced to liquidate.

      The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” In evaluating financial performance, we use revenue and operating income (loss) before depreciation and amortization including amortization of unearned stock compensation, and reorganization expenses due to bankruptcy (“Adjusted EBITDA”) as a measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before amortization of stock compensation; reorganization expenses due to bankruptcy; gain (loss) on investments and debt exchanges; equity in net losses of affiliates, net of tax; minority interest, net of tax; cumulative effect of change in accounting principle, net of tax, and extraordinary gain on acquisition of minority interest, net of tax. Interest expense has been excluded from Adjusted EBITDA to maintain comparability with the performance of competitors using similar measures with different capital structures. During the period we are in Chapter 11, we only recognize interest expense on the actual interest payments we make. During this period, we do not expect to make any further interest payments on our debt obligations subsequent to March 17, 2004, the date we repaid our bank debt. Reorganization expenses are only incurred during the period we are in Chapter 11. These expenses have been excluded from Adjusted EBITDA to maintain comparability with our results during periods we are not in Chapter 11 and with the results of competitors using similar measures. Adjusted EBITDA should be used in conjunction with GAAP financial measures and is not presented as an alternative to cash flow from operations as a measure of our liquidity or as an alternative to net income as an indicator of our operating performance.

      We believe the use of Adjusted EBITDA along with GAAP financial measures enhances the understanding of our operating results and is useful to investors in comparing performance with competitors, estimating enterprise value and making investment decisions. Adjusted EBITDA allows investors to compare operating results of competitors exclusive of depreciation and amortization, net losses of affiliates and minority interest, a useful tool given the significant variation that can result from the timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, and effects of investments not managed by Loral. Adjusted EBITDA as used here may not be comparable to similarly titled measures reported by competitors. We also use Adjusted EBITDA to evaluate operating performance, to allocate resources and capital, to measure performance for incentive compensation programs, and to evaluate future growth opportunities. See the table below for reconciliations of Adjusted EBITDA to net loss.

      The following discussion of revenues and Adjusted EBITDA reflects the results of our operating businesses for the three months ended March 31, 2004 and 2003. The balance of the discussion relates to our condensed consolidated results, unless otherwise noted. Both of our business segments have been adversely affected by the downturn in the telecommunications sector, which has caused a delay in demand for new telecommunications applications and services.

      The sale of our North American satellites and related assets to Intelsat has been accounted for as a discontinued operation, resulting in the Company’s historical condensed consolidated statements of operations and statements of cash flows being reclassified to reflect such discontinued operations separately from continuing operations (see Note 2 and Note 4 to the condensed consolidated financial statements).

Revenues:

	Three Months
	Ended March 31,

	2004	2003

	(In millions)
Satellite services	$31.1	$42.2
Satellite manufacturing	101.0	131.5

Segment revenues	132.1	173.7
Eliminations(1)	(28.4)	(18.3)

Revenues as reported(2)	$103.7	$155.4

Adjusted EBITDA:

	Three Months
	Ended March 31,

	2004	2003

	(In millions)
Satellite services(3)	$(10.2)	$3.7
Satellite manufacturing(4)	3.6	(12.5)
Corporate expenses(5)	(8.6)	(9.1)

Segment Adjusted EBITDA before eliminations	(15.2)	(17.9)
Eliminations(1)	(3.4)	(5.1)

Adjusted EBITDA	$(18.6)	$(23.0)

Reconciliation of Adjusted EBITDA to Net Loss:

	Three Months
	Ended March 31,

	2004	2003

	(In millions)
Adjusted EBITDA	$(18.6)	$(23.0)
Depreciation and amortization	(41.2)	(30.0)
Reorganization expenses due to bankruptcy	(8.3)	—

Operating loss from continuing operations	(68.1)	(53.0)
Interest and investment income	2.6	7.0
Interest expense	(2.0)	(8.5)
Gain on investment	—	1.1
Income tax benefit (provision)	(0.2)	3.8
Equity in net losses of affiliates	(0.4)	(8.5)
Minority interest	0.1	—

Loss from continuing operations	(68.0)	(58.1)
(Loss) income from discontinued operations, net of taxes	(11.6)	9.9

Net loss	$(79.6)	$(48.2)

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L for wholly owned subsidiaries

(2)	Includes revenues from affiliates of $3.1 million and $15.3 million for the three months ended March 31, 2004 and 2003, respectively.

(3)	Includes an impairment charge of $12 million relating to our Telstar 14/ Estrela do Sul-1 satellite and related assets in 2004.

(4)	Excludes a charge of $10.3 million in 2004, as a result of the settlement of all orbital receivables on satellites sold to Intelsat. This charge had no effect on Loral’s consolidated results. Includes a charge of $10 million in 2003, on vendor financing receivables provided to a customer that were exchanged for the customer’s equity.

(5)	Represents corporate expenses incurred in support of our operations.

Three Months Ended March 31, 2004 Compared With 2003

Revenues from Satellite Services

	Three Months
	Ended
	March 31,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Revenues from satellite services	$31	$42	(26)%
Eliminations	(2)	(2)	—

Revenues from satellite services as reported	$29	$40	(28)%

      Revenues from Satellite Services decreased $11 million in 2004 as compared to 2003, primarily due to decreases in prices of $3 million and reduced transponder and network utilization of $8 million. Eliminations primarily consist of revenues from leasing transponder capacity to Satellite Manufacturing and an adjustment to reduce revenues for the implicit interest discount provided to customers who have made prepayments under long-term contracts.

Revenues from Satellite Manufacturing

	Three Months
	Ended
	March 31,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Revenues from satellite manufacturing	$101	$132	(23)%
Eliminations	(27)	(17)	61%

Revenues from satellite manufacturing as reported	$74	$115	(35)%

      Revenues from Satellite Manufacturing decreased $31 million in 2004 as compared to 2003, primarily resulting from satellite programs nearing completion under the percentage of completion method, offset by a $29 million increase in revenues from the new orders received in the fourth quarter of 2003. Eliminations primarily consist of revenues from satellites under construction by SS/L for Satellite Services which increased due to the timing of work performed and costs incurred under the percentage of completion method. As a result of the above, revenues from Satellite Manufacturing as reported decreased $41 million in 2004 as compared to 2003.

Cost of Satellite Services

	Three Months
	Ended
	March 31,
			% Increase
	2004	2003	(Decrease)

	(In millions)
Cost of satellite services	$64	$47	36%
% of revenues from satellite services as reported	217%	116%

      The increase of $17 million in 2004 as compared to 2003 was primarily due to a net increase in depreciation expense of $13 million primarily relating to the shortening in the estimated life of the Telstar 11 satellite, which, we determined in the fourth quarter of 2003, would go out of service in June 2004 (earlier than its previously expected end of life of March 2005) and an impairment charge of $12 million relating to of our Telstar 14/ Estrela do Sul-1 satellite and related assets to reduce the carrying values to the expected proceeds from insurance. This was offset by reduced external satellite capacity costs of $4 million ($1 million due to lower network services revenues and $3 million due to expirations of interim capacity leases) and decreased insurance costs of $2 million primarily resulting from non-renewal of insurance for Telstar 11 in the fourth quarter of 2003 and from the lower premium on renewal for Telstar 10/ Apstar IIR due to changes to coverage. The increases in cost of satellite services as a percentage of revenues in 2004 as compared to 2003, was primarily due to reduced revenues.

Cost of Satellite Manufacturing

	Three Months
	Ended
	March 31,
			% Increase
	2004	2003	(Decrease)

	(In millions)
Cost of satellite manufacturing	$68	$130	(48)%
% of revenues from satellite manufacturing as reported	92%	113%

      The decrease of $62 million in 2004 as compared to 2003 was primarily due to lower overall volume as satellite programs neared completion under the percentage of completion method in 2004 and a $10 million charge recorded in 2003 on SS/L-provided vendor financing. This was offset in part by costs incurred on the new satellite orders received in the fourth quarter of 2003.

Selling, General and Administrative Expenses

	Three Months
	Ended
	March 31,
			% Increase
	2004	2003	(Decrease)

	(In millions)
Selling, general and administrative expenses	$32	$31	—
% of revenues as reported	30%	20%

      The increase in selling, general and administrative expenses as a percentage of revenues in 2004 as compared to 2003 was primarily due to reduced revenues.

Reorganization Expenses Due to Bankruptcy

      Reorganization expenses due to bankruptcy in 2004 were $8 million, which includes professional fees of $5 million associated with bankruptcy services and employee retention costs of $3 million.

Interest and Investment Income

	Three Months
	Ended
	March 31,
			% Increase
	2004	2003	(Decrease)

	(In millions)
Interest and investment income	$3	$7	(64)%

      The decrease of $4 million in 2004 as compared to 2003 was principally due to lower interest income earned on satellite manufacturing programs.

Interest Expense

	Three Months
	Ended
	March 31,
			% Increase
	2004	2003	(Decrease)

	(In millions)
Interest cost before capitalized interest	$3	$13	(76)%
Capitalized interest	(1)	(4)	(75)%

Interest expense	$2	$9	(77)%

      Interest cost before capitalized interest decreased $10 million in 2004 as compared to 2003, which was primarily attributable to the fact that subsequent to Loral’s voluntary petitions for reorganization on July 15, 2003, we recognized and paid interest only on our secured bank debt and stopped recognizing and paying interest on all other outstanding debt obligations and preferred stock. Interest cost before capitalized interest will continue to decrease for the foreseeable future due to the repayment of all of our bank debt on March 17, 2004. Capitalized interest decreased in 2004, primarily as a result of the timing of costs incurred on satellites under construction and are expected to decrease for the remainder of 2004. As a result of the above, interest expense decreased $7 million in 2004 as compared to 2003.

Income Tax (Provision) Benefit

      During 2004, we continued to maintain a 100% valuation allowance against our net deferred tax assets and recorded no benefit for our domestic loss. For 2004, we recorded an income tax provision of $0.2 million on a pre-tax loss of $67.5 million, which is primarily for foreign income taxes. For 2003, we recorded an income tax benefit of $3.8 million on a pre-tax loss of $53.4 million, which is primarily a benefit for the provision reclassified to income from discontinued operations, offset by a deferred tax liability recorded for certain foreign entities.

Equity in Net Losses of Affiliates

	Three Months
	Ended
	March 31,

	2004	2003

	(In millions)
XTAR	$(0.4)	$(3.2)
Satmex	—	(5.5)
Globalstar and Globalstar service provider partnerships	—	0.2

	$(0.4)	$(8.5)

      The decrease in equity in net losses of $8 million in 2004 as compared to 2003, primarily resulted from a decrease in equity losses in Satmex of $6 million, because we wrote-off our remaining investment of $29 million in Satmex in the third quarter of 2003. Accordingly, there is no longer any requirement for us to provide for our allocated share of Satmex’s net losses subsequent to September 30, 2003. Our losses from XTAR also decreased in 2004 as compared to 2003 primarily due to lower profit elimination as the satellite nears completion. See Note 9 to the condensed consolidated financial statements.

Discontinued Operations

      Represents the results of the North American satellites and related assets sold to Intelsat. In 2004, the results of the discontinued operations are for the period from January 1, 2004 to March 17, 2004, the date of the sale and include the write-off of approximately $11 million of debt issue costs to interest expense relating to the Company’s secured debt that was repaid. For the purpose of this presentation, all indirect costs normally associated with these operations have been included in continuing operations. These indirect costs include telemetry, tracking and control, access control, maintenance and engineering, selling and marketing and general and administrative. See Note 4 to the condensed consolidated financial statements.

Preferred Dividends

	Three Months
	Ended
	March 31,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Preferred dividends	$—	$3	(100)%

      The $3 million decrease in 2004 as compared to 2003 was primarily due to the adoption of SFAS 150 on July 1, 2003, which requires that dividends since adoption be included in interest expense (see Interest expense).

Consolidated Backlog

      Backlog before eliminations was $1.3 billion at March 31, 2004 (including approximately $280 million for Telstar 14/Estrela do Sul-1 that the Company will fully realize assuming a replacement satellite is put in service) and $1.7 billion (including $479 million related to the North American satellites sold to Intelsat) at December 31, 2003, which includes $40 million and $45 million, respectively, as a result of transactions entered into with affiliates and related parties for the construction of satellites (primarily with XTAR). Backlog at March 31, 2004 does not include approximately $195 million for the construction of two satellites for satellite orders currently being finalized. Backlog at December 31, 2003, did not include approximately $240 million for the construction of two satellites for satellite orders that are currently being finalized.

Results by Operating Segment

Satellite Services

	Three Months
	Ended
	March 31,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Satellite services revenues	$31	$42	(26)%
Cost of satellite services	64	46	39%
Selling, general and administrative expenses	13	15	(13)%

Operating loss	(46)	(19)	142%
Add: depreciation and amortization	36	23	57%

Adjusted EBITDA before eliminations	$(10)	$4	(350)%

      See Revenues from Satellite Services, Cost of Satellite Services and Selling, General and Administrative Expenses, for an explanation of the changes in these items for the periods presented. During March 2004, Satellite Services recorded an impairment charge of $12 million to reduce the carrying value of our Telstar 14/Estrela do Sul-1 satellite and related assets to the expected proceeds from insurance (see Note 8 to the condensed consolidated financial statements). The net increase in depreciation and amortization expense of $13 million in 2004 as compared to 2003 was primarily due to the shortening in the estimated life of a satellite. As a result of the above, Adjusted EBITDA before eliminations decreased $14 million in 2004 as compared to 2003.

      As of March 31, 2004, Satellite Services had four satellites in-orbit (including one launched in January 2004 that has a problem with its solar array deployment, see above) and one under construction. At March 31, 2004, Satellite Services’ backlog totaled approximately $827 million, including intercompany backlog of approximately $36 million. At December 31, 2003, Satellite Services’ backlog totaled approximately $ $1.3 billion (including $479 million related to the North American satellites sold to Intelsat and intercompany backlog of approximately $37 million).

      Approximately 70 employees of Loral Skynet are union members and are subject to a collective bargaining agreement that expires in late May 2004. Loral Skynet and the union are in discussions concerning the terms upon which the agreement will be extended. There is no assurance that an agreement will be reached or, if not reached, whether the union will strike.

Satellite Manufacturing

	Three Months
	Ended
	March 31,
			% Increase
	2004	2003	(Decrease)

	(In millions)
Satellite manufacturing revenues	$101	$132	(23)%
Cost of satellite manufacturing	93	145	(56)%
Selling, general and administrative expenses	9	7	25%

Operating loss	(1)	(20)	(95)%
Add: depreciation and amortization	5	7	(25)%

Adjusted EBITDA before eliminations	$4	$(13)	131%

      See Revenues from Satellite Manufacturing, Cost of Satellite Manufacturing and Selling, General and Administrative Expenses, for an explanation of the changes in these items for the periods presented. SS/L’s results for 2004 exclude a charge of $10.3 million as a result of the settlement of all orbital receivables on satellites sold to Intelsat. This charge had no effect on our consolidated results. During 2003, SS/ L recorded a charge of $10 million on vendor financing receivables provided to a customer that were exchanged for the customer’s equity. The decrease of $2 million in depreciation and amortization in 2004 as compared to 2003 was primarily due to reduced capital spending from 2001 to 2003. As a result of the above, Adjusted EBITDA before eliminations increased $17 million in 2004 as compared to 2003.

      As of March 31, 2004, backlog for SS/L was approximately $495 million (which does not include approximately $195 million for the construction of two satellites for satellite orders that are currently being finalized), including intercompany backlog of approximately $119 million. At December 31, 2003 backlog for SS/L was approximately $536 million (which did not include approximately $240 million for the construction of two satellites for satellite orders that are currently being finalized), including intercompany backlog of approximately $145 million.

Liquidity and Capital Resources

Cash and Available Credit

      As of March 31, 2004, we had $132 million of cash (excluding $6 million of restricted cash supporting letters of credit) after repayment of all $967 million of our secured bank debt on March 17, 2004 and had no further available credit. Cash flow from Satellite Services is fairly predictable because it is based on an existing base of long-term customer contracts. Cash flow from Satellite Manufacturing, however, is not as predictable, because it depends on a number of factors, some of which are not within SS/L’s control. For example, most satellite contracts are long-term (two to three years) fixed price contracts that require significant estimates when they are competitively bid (which may include cost estimates for new technologies). In addition, various component manufacturers that provided goods to SS/L may not meet required manufacturing specifications or timetables, which may cause SS/L to miss milestones and incur penalties. Customers may also require SS/L to have a source of liquidity to support new satellite orders in light of Loral’s financial condition.

Contractual Obligations

      Contractual obligations as previously disclosed in our latest Annual Report on Form 10-K have been reduced by $967 million due to the repayment of all of our outstanding secured bank debt on March 17, 2004 (see Note 2 to the condensed consolidated financial statements). Our secured bank lenders have agreed, subject to Bankruptcy Court approval, that, except for liens on a cash collateral account securing Loral’s outstanding letters of credit, all remaining liens on our assets held by them will be released.

Cash Collateral

      On the date the Chapter 11 Cases were commenced, the Bankruptcy Court entered an order authorizing the Debtors to use their existing cash and cash proceeds of the bank lenders’ collateral to fund all operating expenses associated with their businesses in accordance with an agreed upon budget and in accordance with certain other terms set forth in the order. The secured bank lenders have agreed, subject to Bankruptcy Court approval, that this order will be terminated, and, accordingly we are free to use our cash (other than cash held in collateral accounts supporting letters of credit) without further restriction or requirement.

Net Cash Provided by Operating Activities

      Net cash provided by operating activities in 2004 was $19 million. This was primarily due to an increase in customer advances of $46 million primarily due to the start up of new satellite programs in 2004, offset by net loss adjusted for non-cash items of $15 million, an increase in contracts-in-process of $12 million due to continued progress on satellite programs and achievement of milestones and a decrease in accounts payable of $9 million primarily due to the timing of satellite related payments.

      Net cash provided by operating activities in 2003 was $10 million. This was primarily due to a decrease in contracts-in-process of $37 million primarily resulting from net collections on customer contracts, offset by a decrease in customer advances of $28 million primarily due to progress on satellite programs.

Net Cash Provided by Discontinued Operations

      Represents the net cash provided from the North American satellites and related equipment sold.

Net Cash Provided by (used in) Investing Activities

      Net cash provided by investing activities was $931 million in 2004, primarily reflecting the $954 million of proceeds from the sale of our North American satellites and related assets, net of expenses, offset by capital expenditures for continuing operations of $6 million and capital expenditures for discontinued operations of $11 million, mainly for the construction of satellites, and investments in and advances to affiliates of $5 million (primarily for XTAR).

      Net cash used in investing activities was $14 million in 2003, primarily as a result of capital expenditures for continuing operations of $15 million and capital expenditures for discontinued operations of $8 million, mainly for the construction of satellites, offset by $10 million of proceeds from the sale of Sirius common stock.

Net Cash Provided by (used in) Financing Activities

      Net cash used in financing activities for the three months ended March 31, 2004 was $967 million, resulting from our repayment of our bank term loans and revolving credit facilities primarily with the proceeds from the sale of the North America satellites and related assets.

      Net cash provided by financing activities was $19 million for the three months ended March 31, 2003, primarily due to net borrowings under revolving credit facilities of $66 million, offset by debt amortization payments of $47 million (including $31 million of interest payments on the 10% senior notes).

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

Affiliate Matters

      Loral has made certain investments in joint ventures in the satellite services business that are accounted for under the equity method of accounting. See Note 9 to the condensed consolidated financial statements

Commitments and Contingencies

Risk Factors

      Our business and operations are subject to a significant number of risks. The most significant of these risks are summarized in, and the reader’s attention is directed to, the section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Commitments and Contingencies — Risk Factors.” In addition, the reader is referred to Note 15 (Commitments and Contingencies) of the condensed consolidated financial statements of this Quarterly Report on Form 10-Q for further discussion of these risks.

Other Matters

Accounting Pronouncements

      During the first quarter of 2004, we adopted certain new accounting pronouncements (see Note 18 to the condensed consolidated financial statements).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Upon filing Chapter 11, SS/L’s hedges with counterparties (primarily yen-denominated forward contracts) were cancelled leaving SS/L vulnerable to foreign currency fluctuations in the future. The inability to enter into forward contracts exposes SS/L’s future revenues, costs and cash associated with anticipated yen denominated receipts and payments to currency fluctuations. As of March 31, 2004, SS/L had the following amounts denominated in Japanese yen that were unhedged (in millions):

	Japanese Yen	U.S. $

Future revenues	¥1,332	$12.6
Future expenditures	1,128	10.7
Contracts-in-process (unbilled receivables)	4,411	41.8

      At March 31, 2004, SS/L also had future expenditures in EURO’s of 1.8 million ($2.2 million U.S.) that were unhedged.

Item 4.	Disclosure Controls and Procedures

      (a) Disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of March 31, 2004, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to Loral and its consolidated subsidiaries required to be in our filings under the Securities and Exchange Act of 1934 would be made known to them by others within those entities in a timely manner.

      (b) Internal control over financial reporting. There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      As a result of the commencement of the Chapter 11 Cases, the pursuit of pending claims and litigation against Loral and its Debtor Subsidiaries arising prior to or relating to events which occurred prior to the commencement of the Chapter 11 Cases is generally subject to an automatic stay under Section 362 of the Bankruptcy Code, and, absent further order of the Bankruptcy Court, a party is generally prohibited from taking any action to recover any prepetition claims, enforce any lien against or obtain possession of any property from Loral or its Debtor Subsidiaries. In addition, pursuant to Section 365 of the Bankruptcy Code, Loral and its Debtor Subsidiaries may reject or assume prepetition executory contracts and unexpired leases, and parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court which will be addressed in the context of the Chapter 11 Cases.

      See Note 15 to the condensed consolidated financial statements.

Item 3.	Defaults Upon Senior Securities

      (a) On July 15, 2003, Loral and the Debtor Subsidiaries filed voluntary petitions for reorganization under the Bankruptcy Code in the Bankruptcy Court (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)). As a result of Loral’s and the Debtor Subsidiaries’ voluntary petitions for reorganization, Loral’s prepetition debt obligations aggregating approximately $1.3 billion at March 31, 2004, have been accelerated (see Note 12 to the condensed consolidated financial statements). On July 15, 2003, Loral suspended interest payments on all of its unsecured senior notes, with an aggregate principal amount of $1.049 billion.

      (b) In August 2002, Loral’s Board of Directors approved a plan to suspend indefinitely the future payment of dividends on Loral’s Series C and D preferred stock. Accordingly, Loral deferred the payment of quarterly dividends due on its Series C preferred stock commencing on November 1, 2002 and the payment of quarterly dividends due on its Series D preferred stock commencing on November 15, 2002. Because we have failed to pay dividends on the Series C and the Series D preferred stock for six consecutive quarters, holders of the majority of each class of such preferred stock are now entitled, subject to the applicable effects of the Chapter 11 Cases and Loral’s Bermuda insolvency proceedings, to elect two additional directors, for a total of four directors, to Loral’s Board of Directors.

      Loral does not intend to make interest or dividend payments to cure these defaults, and the lenders, noteholders and preferred stockholders have not issued waivers related to these defaults.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following exhibits are filed as part of this report:

      Exhibit 10.43 — Form of Letter of Credit Reimbursement Agreement between Space Systems/Loral, Inc. and JPMorgan Chase Bank dated April 2, 2004

      Exhibit 10.44 — Form of Cash Collateral Agreement between Space Systems/Loral, Inc. and JPMorgan Chase Bank dated April 2, 2004

      Exhibit 12 — Computation of Deficiency of Earnings to Cover Fixed Charges

      Exhibit 31.1 — Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 31.2 — Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.1 — Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.2 — Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

Date of Report		Description

January 6, 2004	Item 9 — Regulation FD disclosure	Monthly Operating Report for the Period of November 22, 2003 through December 31, 2003 as filed with the U.S. Bankruptcy Court for the Southern District of New York.
January 14, 2004	Item 5 — Other Events	Telstar 14/ Estrela do Sul partial North solar array deployment.
February 5, 2004	Item 9 — Regulation FD disclosure	Amended Monthly Operating Report for the Period of November 22, 2003 through December 31, 2003 as filed with the U.S. Bankruptcy Court for the Southern District of New York.
February 10, 2004	Item 5 — Other Events Item 7 — Financial Statements, Pro Forma Financial Information and Exhibits	Filing of Exhibits 12, 21, 23.1 and 23.2 for the Annual Report on Form 10-K.
March 9, 2004	Item 9 — Regulation FD disclosure	Monthly Operating Report for the Period of January 1, 2004 through January 23, 2004 as filed with the U.S. Bankruptcy Court for the Southern District of New York.
March 18, 2004	Item 7 — Financial Statements, Pro Forma Financial Information and Exhibits	Press release detailing closing of Intelsat transactions.
March 19, 2004	Item 9 — Regulation FD disclosure	Amended Monthly Operating Report for the Period of November 22, 2003 through December 31, 2003 as filed with the U.S. Bankruptcy Court for the Southern District of New York.
March 24, 2004	Item 9 — Regulation FD disclosure	Amended Monthly Operating Reports for the Periods of November 22, 2003 through December 31, 2003 and January 1, 2004 through January 23, 2004 as filed with the U.S. Bankruptcy Court for the Southern District of New York.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

LORAL SPACE & COMMUNICATIONS LTD.

/s/ RICHARD J. TOWNSEND

Richard J. Townsend
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
and Registrant’s Authorized Officer

Date: May 10, 2004

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 10.43	—	Form of Letter of Credit Reimbursement Agreement between Space Systems/Loral, Inc. and JPMorgan Chase Bank dated April 2, 2004
Exhibit 10.44	—	Form of Cash Collateral Agreement between Space Systems/Loral, Inc. and JPMorgan Chase Bank dated April 2, 2004
Exhibit 12	—	Computation of Deficiency of Earnings to Cover Fixed Charges
Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002