Form 10-K/A
period 2002-12-31
LORAL SPACE & COMMUNICATIONS LTD
filed 2004-05-12
CIK 1006269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

Commission file number 1-14180

LORAL SPACE & COMMUNICATIONS LTD.

c/o Loral SpaceCom Corporation
600 Third Avenue
New York, New York 10016
Telephone: (212) 697-1105

Jurisdiction of incorporation: Bermuda

IRS identification number: 13-3867424

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $.10 par value	None

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

     At April 30, 2004, 44,125,202 common shares were outstanding.

Documents Incorporated by Reference

     Portions of the registrant’s 2003 definitive proxy statement (to be filed not later than 120 days after the end of the registrant’s fiscal year) are incorporated by reference into Part III.

Page
Part IV
Item 14. Evaluation of Disclosure Controls and Procedures	1
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	1
Signatures	2
CERTIFICATION
CERTIFICATION

EXPLANATORY NOTE

     We are filing this Amendment on Form 10-K/A to the 2002 Annual Report solely for the purpose of amending Item 14(b) to conform the language in our filing to the exact wording required by Item 14(b).

     In addition, we have filed the following exhibits herewith:

     31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Except as specifically indicated herein, no other information included in our Annual Report on Form 10-K and 10-K/A is amended by this Amendment on Form 10-K/A.

PART IV

Item 14. Evaluation of Disclosure Controls and Procedures

     (a) Disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2002, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to Loral and its consolidated subsidiaries required to be in our filings under the Securities and Exchange Act of 1934 would be made known to them by others within those entities in a timely manner.

     (b) Internal controls over financial reporting. There were no changes in our internal controls over financial reporting (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(f) and 15-d-15(f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORAL SPACE & COMMUNICATIONS LTD.

By: /s/ Bernard L. Schwartz

Bernard L. Schwartz Chairman of the Board and Chief Executive Officer Dated: May 11, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Bernard L. Schwartz Bernard L. Schwartz	Chairman of the Board and Chief Executive Officer	May 11, 2004
/s/ Robert B. Hodes Robert B. Hodes	Director	May 11, 2004
/s/ Gershon Kekst Gershon Kekst	Director	May 11, 2004
/s/ Charles Lazarus Charles Lazarus	Director	May 11, 2004
/s/ Sally Minard Sally Minard	Director	May 11, 2004
Malvin A. Ruderman	Director
/s/ E. Donald Shapiro E. Donald Shapiro	Director	May 11, 2004
/s/ Arthur L. Simon Arthur L. Simon	Director	May 11, 2004
/s/ Daniel Yankelovich Daniel Yankelovich	Director	May 11, 2004
/s/ Eric J. Zahler Eric J. Zahler	Director, President and COO	May 11, 2004
/s/ Richard J. Townsend Richard J. Townsend	Executive Vice President and CFO (Principal Financial Officer)	May 11, 2004
/s/ Harvey B. Rein Harvey B. Rein	Vice President and Controller (Principal Accounting Officer)	May 11, 2004