Form 10-Q
period 2004-06-30
LORAL SPACE & COMMUNICATIONS LTD
filed 2004-08-05
CIK 1006269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

      As of July 31, 2004, there were 44,125,202 shares of Loral Space & Communications Ltd. common stock outstanding.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended June 30, 2004
Six Months Ended June 30, 2004
Three Months Ended June 30, 2003(7)
Six Months Ended June 30, 2003(7)
PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
Item 3. Defaults Upon Senior Securities
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
COMPUTATION OF DEFICIENCY OF EARNINGS
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

PART 1.

FINANCIAL INFORMATION

Item 1.	Financial Statements

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$186,659	$141,644
Accounts receivable, net	13,816	22,969
Contracts-in-process	46,658	62,063
Inventories	38,929	42,456
Insurance proceeds receivable	—	122,770
Other current assets	23,614	36,004

Total current assets	309,676	427,906
Property, plant and equipment, net	929,350	1,828,282
Long-term receivables	82,105	70,749
Investments in and advances to affiliates	48,193	46,674
Deposits	9,000	9,000
Other assets	53,799	73,130

Total assets	$1,432,123	$2,455,741

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$32,241	$50,656
Accrued employment costs	28,861	23,532
Customer advances and billings in excess of costs and profits	335,899	239,225
Deferred gain on sale of assets (Note 4)	20,646	—
Accrued interest and preferred dividends	—	1,319
Income taxes payable	5,236	269
Other current liabilities	19,193	9,870

Total current liabilities	442,076	324,871
Pension and other postretirement liabilities	21,116	10,983
Long-term liabilities	44,904	66,947

Total liabilities not subject to compromise	508,096	402,801
Liabilities subject to compromise (Note 11)	1,872,946	2,906,095
Minority interest	2,389	2,515
Commitments and contingencies (Notes 2, 9, 11, 12, and 15)
Shareholders’ deficit:
Common stock, $.10 par value	4,413	4,413
Paid-in capital	3,392,829	3,392,829
Treasury stock, at cost	(3,360)	(3,360)
Unearned compensation	(127)	(168)
Retained deficit	(4,273,841)	(4,171,536)
Accumulated other comprehensive loss	(71,222)	(77,848)

Total shareholders’ deficit	(951,308)	(855,670)

Total liabilities and shareholders’ deficit	$1,432,123	$2,455,741

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues from satellite services	$38,730	$38,792	$67,981	$79,201
Revenues from satellite manufacturing	74,973	71,207	149,406	186,244

Total revenues	113,703	109,999	217,387	265,445
Cost of satellite services	52,611	46,985	116,192	93,878
Cost of satellite manufacturing	79,232	153,281	147,531	283,417
Selling, general and administrative expenses	30,794	34,709	62,361	66,199

Loss from continuing operations before reorganization expenses due to bankruptcy	(48,934)	(124,976)	(108,697)	(178,049)
Reorganization expenses due to bankruptcy	(9,555)	—	(17,870)	—

Operating loss from continuing operations	(58,489)	(124,976)	(126,567)	(178,049)
Interest and investment income	2,473	3,795	5,034	10,841
Interest expense (contractual interest was $12,722 and $25,585 for the three and six months ended June 30, 2004, respectively, see Note 12)	(1,846)	(7,942)	(3,833)	(16,448)
Gain on investment	—	16,793	—	17,900

Loss from continuing operations before income taxes, equity income (losses) in affiliates and minority interest	(57,862)	(112,330)	(125,366)	(165,756)
Income tax (provision) benefit	(11,987)	2,966	(12,183)	6,799

Loss from continuing operations before equity income (losses) in affiliates and minority interest	(69,849)	(109,364)	(137,549)	(158,957)
Equity income (losses) in affiliates (Note 9)	46,983	(8,335)	46,580	(16,838)
Minority interest	39	15	126	(24)

Loss from continuing operations	(22,827)	(117,684)	(90,843)	(175,819)
(Loss) income from discontinued operations (Note 4)	158	8,280	(11,462)	18,241

Loss before extraordinary gain on acquisition of minority interest	(22,669)	(109,404)	(102,305)	(157,578)
Extraordinary gain on acquisition of minority interest	—	13,615	—	13,615

Net loss	(22,669)	(95,789)	(102,305)	(143,963)
Preferred dividends	—	(3,359)	—	(6,719)

Net loss applicable to common shareholders	$(22,669)	$(99,148)	$(102,305)	$(150,682)

Basic and diluted (loss) earnings per share (Note 16):
Continuing operations	$(0.51)	$(2.76)	$(2.06)	$(4.19)
Discontinued operations	—	0.19	(0.26)	0.42

Loss before extraordinary gain on acquisition of minority interest	(0.51)	(2.57)	(2.32)	(3.77)
Extraordinary gain on acquisition of minority interest	—	0.31	—	0.31

Loss per share	$(0.51)	$(2.26)	$(2.32)	$(3.46)

Weighted average shares outstanding:
Basic and diluted	44,125	43,850	44,125	43,531

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2004	2003

Operating activities:
Net loss	$(102,305)	$(143,963)
Non-cash items:
Loss (income) from discontinued operations	11,462	(18,241)
Equity (income) losses in affiliates	(46,580)	16,838
Minority interest	(126)	24
Extraordinary gain on acquisition of minority interest	—	(13,615)
Deferred taxes	11,434	3,395
Depreciation and amortization	84,121	59,648
Valuation allowance on vendor financing receivables	—	10,008
Provisions for bad debts	358	1,799
Loss on cancellation of deposits	—	23,500
Loss on acceleration of receipt of long-term receivables	—	10,893
Accrual for Alcatel settlement	—	8,000
Impairment charge on satellite and related assets	11,989	—
Loss on equipment disposals	—	86
Adjustment to revenue straightlining assessment	1,149	2,547
Gain on investment	—	(17,900)
Non-cash net (gain) loss on foreign currency transactions and interest	(2,230)	6,801
Provisions for inventory obsolescence	287	23,957
Changes in operating assets and liabilities:
Accounts receivable, net	8,086	(4,509)
Contracts-in-process	29,856	68,359
Inventories	3,240	(1,683)
Long-term receivables	(6,264)	54,588
Other current assets and other assets	(2,699)	7,224
Accounts payable	(8,452)	(13,480)
Accrued expenses and other current liabilities	(1,964)	(9,058)
Customer advances	72,220	(46,182)
Income taxes payable	(814)	(872)
Pension and other postretirement liabilities	9,039	5,479
Long-term liabilities	(3,362)	(5,180)
Other	6	(82)

Net cash provided by operating activities	68,451	28,381

Net cash provided by discontinued operations	29,445	48,764

Investing activities:
Capital expenditures for continuing operations	(23,630)	(32,950)
Capital expenditures for discontinued operations	(11,185)	(17,036)
Proceeds from the sales of assets, net of expenses (Note 2)	953,619	—
Proceeds from sale of investment	—	45,908
Investments in and advances to affiliates	(4,798)	(11,715)

Net cash provided by (used in) investing activities	914,006	(15,793)

Financing activities:
Repayments of term loans	(576,500)	(32,500)
Repayments of revolving credit facilities	(390,387)	—
Borrowings under revolving credit facilities	—	66,000
Interest payments on 10% senior notes	—	(30,635)
Repayments of other long-term obligations	—	(1,072)
Proceeds from other stock issuances	—	3,817
Payment of bank amendment costs	—	(5,131)

Net cash (used in) provided by financing activities	(966,887)	479

Increase in cash and cash equivalents	45,015	61.831
Cash and cash equivalents — beginning of period	141,644	65,936

Cash and cash equivalents — end of period	$186,659	$127,767

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business

      Loral Space & Communications Ltd. (“Loral,” the “Company,” “we,” “our” and “us”, terms that include our subsidiaries unless otherwise indicated or the context requires) together with its subsidiaries is a leading satellite communications company with substantial activities in satellite-based communications services and satellite manufacturing. Loral is organized into two operating segments (see Note 17):

Satellite Services, managed by our Loral Skynet division, generates its revenues and cash from leasing satellite capacity and platforms to customers for video and direct to home (“DTH”) broadcasting, high-speed data distribution, Internet access, communications and networking services.

Satellite Manufacturing, conducted by our subsidiary, Space Systems/ Loral (“SS/ L”), generates its revenues and cash from designing and manufacturing satellites, space systems and space system components for commercial and government applications including satellite services, DTH broadcasting, broadband data distribution, wireless telephony, digital radio, military communications, weather monitoring and air traffic management.

2.	Bankruptcy Filings, Sale of Assets and Reorganization

Bankruptcy Filings

      On July 15, 2003, Loral and certain of its subsidiaries (the “Debtor Subsidiaries” and collectively with Loral, the “Debtors”), including Loral Space & Communications Corporation, Loral SpaceCom Corporation (“Loral SpaceCom”), Loral Satellite, Inc. (“Loral Satellite”), SS/ L and Loral Orion, Inc. (“Loral Orion”), filed voluntary petitions for reorganization under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)) (the “Chapter 11 Cases”). We and our Debtor Subsidiaries continue to manage our properties and operate our businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code (see Note 3).

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

      As a result of our voluntary petitions for reorganization, all of our prepetition debt obligations were accelerated (see below and Notes 11 and 12). On July 15, 2003, we also suspended interest payments on all of our unsecured debt obligations. A creditors’ committee was appointed in the Chapter 11 Cases to represent all unsecured creditors, including all debt holders, and, in accordance with the provisions of the Bankruptcy Code, has the right to be heard on all matters that come before the Bankruptcy Court (see Note 12).

      For the duration of the Chapter 11 Cases, our businesses are subject to the risks and uncertainties of bankruptcy. For example, the Chapter 11 Cases could adversely affect our relationships with customers, suppliers and employees which in turn could adversely affect the going concern value of our businesses and of our assets, particularly if the Chapter 11 Cases are protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court which may limit our ability to respond to certain market events or take advantage of certain market opportunities, and, as a result, our operations could be materially adversely affected.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Because we are in Chapter 11, the pursuit of all claims and litigation pending against us that arose prior to or relate to events that occurred prior to our bankruptcy filings is generally subject to an automatic stay under Section 362 of the Bankruptcy Code. Accordingly, absent further order of the Bankruptcy Court, a party is generally prohibited from taking any action to recover any prepetition claims, enforce any lien against or obtain possession of any of our property. In addition, pursuant to Section 365 of the Bankruptcy Code, we may reject or assume prepetition executory contracts and unexpired leases. Parties affected by our rejections of contracts or leases may file claims with the Bankruptcy Court.

      On July 15, 2003, the New York Stock Exchange suspended trading of our common stock and, on September 2, 2003, removed our securities from listing and registration. Our common stock is being quoted under the ticker symbol LRLSQ on the Pink Sheets and on the Over-The-Counter Bulletin Board Service (see Reorganization below).

Sale of Assets

      On March 17, 2004, Loral Space & Communications Corporation, Loral SpaceCom Corporation and Loral Satellite, Inc. (collectively, the “Sellers”) consummated the sale (the “Sale”) of our North American satellites and related assets to certain affiliates of Intelsat, Ltd. and Intelsat (Bermuda), Ltd. (collectively, “Intelsat” or the “Purchasers”). At closing, we received approximately $1.011 billion, consisting of approximately $961 million for the North American satellites and related assets, after adjustments, and $50 million for an advance on a new satellite to be built for Intelsat by SS/ L. Our obligations with respect to the $50 million advance are secured by the Telstar 14/ Estrela do Sul-1 satellite and related assets, including insurance proceeds relating to the satellite. We used a significant portion of the funds received to repay all $967 million of our outstanding secured bank debt. In addition, after closing, the Sellers received from Intelsat approximately $16 million to reimburse a deposit made by us for the launch of Telstar 8, and we received an additional $4 million in May 2004 as a purchase price adjustment resulting from resolution of a regulatory issue.

      The North American satellites and related assets have been accounted for as a discontinued operation, resulting in the reclassification of our historical condensed consolidated statements of operations and statements of cash flows to reflect them as discontinued operations separately from continuing operations (see Note 4).

Reorganization

      We intend to reorganize around our satellite manufacturing operations and our remaining fleet of international satellites and do not believe we will require any additional financing to fund operations.

      On July 22, 2004, we announced that we had reached an agreement with the creditors’ committee in our Chapter 11 Cases on the principal terms of a plan of reorganization. Under the proposed plan, reorganized Loral will continue under current management substantially debt-free, with its two businesses, satellite manufacturing, conducted by SS/ L and satellite services, managed by Loral Skynet, intact. The proposed plan will provide that all pre-petition institutional debt will be exchanged for substantially all of the equity of the reorganized company, and that certain other pre-petition general unsecured creditors will be offered a payment plan that may include an option to elect either a discounted cash payment or a payout over time. The proposed plan will not provide for any recovery or participation in reorganized Loral by the holders of our existing common or preferred stock.

      The Bankruptcy Court has extended the period during which we have the exclusive right to file a plan of reorganization through August 27, 2004, subject to any further extension, as to which we can give no assurance. We are currently working with the creditors’ committee to document the proposed consensual plan of reorganization. If we fail to file our plan of reorganization during this exclusive period, or if a plan is filed

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and is not accepted by the required number of creditors within the required period, any party in interest may subsequently file its own plan of reorganization for us.

      Implementation of the proposed plan and the treatment of claims and equity interests as provided therein, are subject to confirmation of the plan in accordance with the provisions of the Bankruptcy Code. Although we expect to file the plan of reorganization within a time frame to permit for Loral’s emergence from Chapter 11 some time in 2004, the timing and terms of resolution of the Chapter 11 cases cannot be predicted with certainty. There can be no assurance that we will be able to obtain court approval of the plan we propose or obtain acceptances from the number of creditors necessary to confirm this plan.

3.	Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements (the “financial statements”) have been prepared assuming Loral, in its current structure, will continue as a going concern. However, the factors mentioned in Note 2 above, among other things, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern is dependent on a number of factors including, but not limited to, our submission of a plan of reorganization, the Bankruptcy Court’s confirmation of a plan, and maintaining good relations with our customers, suppliers and employees. If a plan of reorganization is not confirmed and implemented, we may be forced to liquidate under applicable provisions of the Bankruptcy Code. We cannot give any assurance of the level of recovery our creditors would receive in a liquidation. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if we were forced to liquidate (see Reorganization in Note 2).

      The financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. The December 31, 2003 balance sheet has been derived from the audited consolidated financial statements at that date. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements included in our latest Annual Report on Form 10-K.

      The financial statements have been prepared in accordance with Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”). SOP 90-7 requires us to distinguish prepetition liabilities subject to compromise from postpetition liabilities in our condensed consolidated balance sheet. The caption “liabilities subject to compromise” reflects the carrying value of prepetition claims that will be restructured in our Chapter 11 Cases. In addition, our condensed consolidated statements of operations portray the results of operations of the reporting entity during Chapter 11 proceedings. As a result, any revenue, expenses, realized gains and losses, and provision for losses resulting directly from the reorganization and restructuring of the organization are reported separately as reorganization items, except those required to be reported as discontinued operations and extraordinary items in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) and SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). We did not prepare condensed combined financial statements for Loral and its Debtor Subsidiaries, since the subsidiaries that did not file voluntary petitions for reorganization under Chapter 11 of

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Bankruptcy Code were immaterial to our condensed consolidated financial position and results of operations.

Income Taxes

      During 2004 and 2003, we continued to maintain the 100% valuation allowance established at December 31, 2002 and recorded no benefit for our domestic loss. As described in Notes 6 and 9, with Globalstar, L.P.’s (“Globalstar”) liquidation on June 29, 2004, we wrote-off the remaining book value of our investment in Globalstar’s $500 million credit facility and reduced to zero the unrealized gains and related deferred tax liabilities previously reflected in accumulated other comprehensive loss. The reversal of these deferred tax liabilities, resulted in a net deferred tax asset of $11.4 million against which we recorded a full valuation allowance. Therefore, for 2004, our provision for continuing operations includes the additional valuation allowance of $11.4 million, a provision for foreign income taxes and no benefit for the loss from continuing and discontinued operations. For 2003, the benefit in continuing operations primarily relates to a reclassification of a provision to income from discontinued operations offset by a deferred tax liability recorded for certain foreign entities.

Pensions and Other Employee Benefits

      The following table provides the components of net periodic benefit cost for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three and six months ended June 30, 2004 and 2003 respectively (in thousands):

	Pension Benefits				Other Benefits

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,

	2004	2003	2004	2003	2004	2003	2004	2003

Service cost	$2,324	$3,049	$4,648	$6,098	$274	$836	$548	$1,672
Interest cost	5,548	5,498	11,096	10,996	1,069	1,300	2,138	2,600
Expected return on plan assets	(4,870)	(4,596)	(9,740)	(9,192)	(20)	(37)	(40)	(74)
Amortization of prior service cost	(9)	(9)	(18)	(18)	(483)	(318)	(966)	(636)
Amortization of net loss	1,164	1,314	2,328	2,628	564	428	1,128	856

	$4,157	$5,256	$8,314	$10,512	$1,404	$2,209	$2,808	$4,418

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Cash Flow Information

      The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended
	June 30,

	2004	2003

Non-cash activities:
Unrealized gains (losses) on available-for-sale securities, net of taxes	$8,142	$(2,513)

Unrealized net (losses) gains on derivatives, net of taxes	$(1,483)	$332

Accrual of preferred dividends		$6,719

Supplemental information:
Cash (paid) received for reorganization items:
Professional fees	$(8,694)

Retention costs	$(5,755)

Severance costs	$(917)

Vendor settlement gains	$(36)

Interest income	$494

Reclassifications

      Certain reclassifications have been made to conform prior year amounts to the current year’s presentation.

4.	Discontinued Operations

      As described in Note 2, on March 17, 2004, we completed the sale of our North American satellites and related assets to Intelsat. The operating revenues and expenses of these assets have been classified as discontinued operations under SFAS No. 144 for all periods presented. Due to certain unsettled contingencies, we have deferred the expected gain on the sale of approximately $21 million on our condensed consolidated balance sheet as of June 30, 2004. The determination of the actual gain will be finalized when all contingencies are resolved, which is expected to occur by the end of 2004. Accordingly, the actual gain ultimately recognized may be different than the deferred gain reflected here.

      The following table summarizes certain statement of operations data for the discontinued operations. In 2004, the operating results of the discontinued operations are for the period from January 1, 2004 to March 17, 2004, the date of the sale. The 2004 results include the write-off of approximately $11 million of debt issue costs to interest expense relating to secured debt that we repaid. For the purposes of this presentation, in accordance with SFAS 144, we have included in continuing operations all indirect costs normally associated

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with these operations, including telemetry, tracking and control, access control, maintenance and engineering, selling and marketing, and general and administrative.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands)
Revenues of discontinued operations	$—	$33,206	$29,106	$76,534

Operating income (loss)	$(25)	$24,100	$13,293	$48,174
Interest expense	183	(10,987)	(24,755)	(19,285)

Income (loss) before income taxes	158	13,113	(11,462)	28,889
Income tax provision	—	(4,833)	—	(10,648)

Income (loss) from discontinued operations	$158	$8,280	$(11,462)	$18,241

      The satellites sold had a net book value of $935 million, including insurance proceeds receivable on our consolidated balance sheet at December 31, 2003. The related assets and liabilities sold had a net book value of $30 million and $31 million, respectively, as of December 31, 2003.

5.	Accounting for Stock Based Compensation

      In accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), an amendment of SFAS 123, presented below are pro forma results reflecting the application of the fair value-based method of accounting for stock-based employee compensation. Under SFAS 123, the fair value of stock-based awards to employees is calculated using option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock option awards. These models also require subjective assumptions, including future stock price volatility and expected exercise time, which can significantly affect the calculated values. We used the Black-Scholes option pricing model with the following weighted average assumptions in our calculations: expected life, six to twelve months following vesting; stock volatility, 90%; risk free interest rate, 2.4% to 6.6% based on date of grant; and dividends, none during the expected term. Our calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The following table summarizes what our pro forma net loss and pro forma loss per

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share would have been if we used the fair value method under SFAS 123 (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Reported loss from continuing operations	$(22.8)	$(117.7)	$(90.8)	$(175.8)
Add: Total stock based compensation charged to operations under the intrinsic value method, net of taxes	—	—	—	—
Less: Total stock based employee compensation determined under the fair value method for all awards, net of taxes	(0.3)	(1.7)	(0.6)	(2.3)

Pro forma loss from continuing operations	(23.1)	(119.4)	(91.4)	(178.1)
Net (loss) income from discontinued operations, net of taxes	0.1	8.3	(11.5)	18.2

Pro forma net loss before extraordinary gain on acquisition of minority interest	(23.0)	(111.1)	(102.9)	(159.9)
Extraordinary gain on acquisition of minority interest	—	13.6	—	13.6

Pro forma net loss	(23.0)	(97.5)	(102.9)	(146.3)
Preferred dividends	—	(3.4)	—	(6.7)

Pro forma net loss applicable to common shareholders	$(23.0)	$(100.9)	$(102.9)	$(153.0)

Reported basic and diluted loss per share from continuing operations	$(0.51)	$(2.76)	$(2.06)	$(4.19)
Pro forma basic and diluted loss per share from continuing operations	(0.52)	(2.80)	(2.07)	(4.25)
Basic and diluted income (loss) per share from discontinued operations	—	0.19	(0.26)	0.42
Extraordinary gain on acquisition of minority interest	—	0.31	—	0.31
Reported loss per share applicable to common shareholders	(0.51)	(2.26)	(2.32)	(3.46)
Pro forma loss per share applicable to common shareholders	(0.52)	(2.30)	(2.33)	(3.51)

      The fair values of stock based employee compensation above were calculated based on the relative values of the options at the date of grant. In order for the stock options to have any value to the holders, the market share of our common stock would have to rise from $0.14 at June 30, 2004 to greater than $3.80 (the lowest price of our stock options outstanding).

      Our proposed consensual plan of reorganization would not provide for participation or recovery by our equity holders.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Comprehensive Loss

      The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net loss	$(22,669)	$(95,789)	$(102,305)	$(143,963)
Cumulative translation adjustment	29	5	(33)	426
Unrealized gains (losses) on available-for-sale securities, net of taxes	8,594	(2,513)	8,142	(2,513)
Foreign currency hedging:
Net (decrease) increase in foreign currency exchange contracts	—	223	—	453
Reclassifications into revenue and cost of sales from other comprehensive income	(234)	(260)	(1,483)	382
Reclassifications into interest expense from other comprehensive income for anticipated transactions that are no longer probable	—	(59)	—	(504)
Less: realized gains on available-for-sale securities included in net loss	—	(10,421)	—	—

Comprehensive loss	$(14,280)	$(108,814)	$(95,679)	$(145,719)

      As described in Note 9, with Globalstar’s liquidation on June 29, 2004, we wrote-off the remaining book value of our investment in Globalstar’s $500 million credit facility and reduced to zero the unrealized gains and related deferred tax liabilities previously reflected in accumulated other comprehensive loss. The unrealized gains reflected above for the three and six months ended June 30, 2004, include the reversal of $11.4 million of deferred tax liabilities relating to our investment in Globalstar’s $500 million credit facility.

7.	Contracts-in-Process

	June 30,	December 31,
	2004	2003

	(In thousands)
Amounts billed	$31,396	$14,104
Unbilled receivables	15,262	47,959

	$46,658	$62,063

      Unbilled amounts include recoverable costs and accrued profit on progress completed. Such amounts are billed in accordance with the contract terms, typically upon shipment of the product, achievement of contractual milestones, or completion of the contract and, at such time, are reclassified to billed receivables.

      When we filed for Chapter 11, SS/ L’s hedges with counterparties (primarily yen-denominated forward contracts) were cancelled leaving SS/ L vulnerable to foreign currency fluctuations in the future. The inability to enter into forward contracts exposes SS/ L’s future revenues, costs and cash associated with anticipated yen-denominated receipts and payments to currency fluctuations. As of June 30, 2004, SS/ L had the following

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts denominated in Japanese yen (which was translated into U.S. dollars based on the June 30, 2004 exchange rate) that were unhedged (in millions):

	Japanese Yen	U.S. $

Future revenues	¥1,090	$10.1
Future expenditures	1,134	10.5
Contracts-in-process	1,523	14.1

      At June 30, 2004, SS/ L also had future expenditures in euros of 1.8 million ($2.2 million U.S.) that were unhedged.

8.	Property, Plant and Equipment

	June 30,	December 31,
	2004	2003

	(In thousands)
Land and land improvements	$24,827	$24,827
Buildings	88,251	86,065
Leasehold improvements	17,000	16,995
Satellites in-orbit, including satellite transponder rights of $279.6 million	1,008,820	1,454,511
Satellites under construction	158,546	707,453
Earth stations	39,676	59,303
Equipment, furniture and fixtures	298,663	290,257
Other construction in progress	11,016	24,728

	1,646,799	2,664,139
Accumulated depreciation and amortization	(717,449)	(835,857)

	$929,350	$1,828,282

      On March 17, 2004 we sold our North American satellites and related assets (see Note 2).

      In January 2004, our Telstar 14/ Estrela do Sul-1 satellite’s North solar array only partially deployed after launch diminishing the power and life expectancy of the satellite. At the end of March 2004, the satellite began commercial service able to operate from 15 to 17 of its 41 transponders. The satellite’s life expectancy is now approximately seven years, as compared to a design life of 15 years. During March 2004, we recorded an impairment charge of $12 million to reduce the carrying value of the satellite and related assets to the expected proceeds from insurance of $250 million. Until the claim process with the insurers has been completed, however, there can be no assurance as to the amount of the insurance proceeds that we will receive regarding this claim. We believe resolution of the insurance claim will not have a material adverse effect on our condensed consolidated financial position or our results of operations, although no assurance can be provided.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Investments in and Advances to Affiliates

      Investments in and advances to affiliates consist of (in thousands):

	June 30,	December 31,
	2004	2003

XTAR equity investments	$48,193	$43,382
Globalstar:
Acquired notes and loans	—	3,292

	$48,193	$46,674

      Equity income (losses) in affiliates, consists of (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

XTAR	$416	$(957)	$13	$(4,152)
Satmex	—	(7,822)	—	(13,334)
Globalstar and Globalstar service provider partnerships	46,567	444	46,567	648

	$46,983	$(8,335)	$46,580	$(16,838)

      The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues	$2,122	$8,055	$5,210	$23,214
Investment income	—	295	—	589
Interest expense capitalized on development stage enterprise	—	—	478	428
(Losses) profits relating to affiliate transactions not eliminated	(726)	1,604	(731)	2,288
Elimination of our proportionate share of losses (profits) relating to affiliate transactions	924	(1,695)	931	(2,814)
Amortization of deferred credit and profits relating to investments in affiliates	—	262	—	523

XTAR

      XTAR, a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”), a consortium comprised of leading Spanish telecommunications companies, including Hispasat, S.A., and agencies of the Spanish government, is constructing and plans to launch an X-band satellite to provide X-band services to government users in the United States and Spain, as well as other friendly and allied nations. We own 56% of XTAR (accounted for under the equity method since we do not control certain significant operating decisions) and Hisdesat owns 44%. In addition, XTAR has agreed to lease certain transponders on the Spainsat satellite, which is being constructed by SS/ L for Hisdesat. As of June 30, 2004, the partners in proportion to their respective ownership interests have contributed $95 million to XTAR.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In October 2003, we and Hisdesat entered into an agreement (the “Contribution Agreement”) to contribute over time an additional $25.4 million and $20.0 million, respectively, into XTAR, with our contribution effected through the cancellation of amounts owed under XTAR’s satellite construction contract with SS/ L. The proceeds from Hisdesat’s capital contributions have been and will be used largely to fund the remaining amounts due under the satellite construction contract. XTAR has entered into a Launch Services Agreement with Arianespace, S.A. providing for launch of its satellite on Arianespace’s Ariane 5 ECA launch vehicle. This flight represents the resumption of the Ariane 5 ECA’s missions since an unsuccessful launch in late 2002. Arianespace has agreed to provide a one-year loan for a portion of the launch price, secured by certain of XTAR’s assets, including the satellite, ground equipment and rights to the orbital slot. The remainder of the launch price consists of a revenue-based fee to be paid over time following commencement of operations by XTAR. No launch price would be payable to Arianespace in the event of a launch failure that resulted in a total constructive loss of the satellite and the related loan payable would be cancelled. In the event of a launch failure that resulted in a partial loss, the launch price and the loan payable would be correspondingly reduced. XTAR still requires additional funds to insure its satellite, complete the ground station system and fund its operations.

      In March 2004, after receiving Bankruptcy Court approval, we provided an additional $2.8 million to XTAR, which was matched by $2.2 million from Hisdesat. In June 2004, we received Bankruptcy Court approval to make an additional equity contribution of $2.24 million into XTAR, which amount would be funded upon XTAR’s receipt of Hisdesat’s contribution of $1.76 million. XTAR is in the process of finalizing an arrangement under which Hisdesat would provide XTAR with a convertible loan in the amount of $10.8 million. Under this arrangement, Hisdesat would receive enhanced governance rights in XTAR. Moreover, if Hisdesat were to convert the loan into XTAR equity, our equity interest in XTAR would be reduced to 51%. XTAR may elect not to insure for the launch of its satellite, currently scheduled to occur in October 2004. In the event of the loss of XTAR’s satellite during launch without insurance, our investment in XTAR, which totaled $48 million as of June 30, 2004, would be lost. Moreover, if XTAR is unable to repay the Arianespace loan when due, Arianespace will have the right to foreclose on the XTAR assets pledged as collateral, which also may adversely affect our investment in XTAR.

Globalstar

      On June 29, 2004, Globalstar, L.P. (“Globalstar”) was dissolved. As a result of Globalstar’s liquidation, we recorded equity income of $47 million on the reversal of vendor financing liabilities that were non-recourse to SS/ L in the event of non-payment by Globalstar (see Note 11).

      On April 14, 2004, Globalstar announced the completion of its financial restructuring following the formal acquisition of its main business operations and assets by Thermo Capital Partners LLC (“Thermo”), effectively resulting in Globalstar exiting from bankruptcy. Thermo invested $43 million in the newly formed Globalstar company (“New Globalstar”) in exchange for an 81.25% equity interest, with the remaining 18.75% of the equity to be distributed to the creditors of Globalstar. Our share of the equity interest is approximately 2.7% of New Globalstar, for which we assigned no value. Upon receipt of our equity interest in New Globalstar in June 2004, we reversed the $2.8 million unrealized gain included in accumulated other comprehensive income against the remaining $2.8 million investment in Globalstar’s $500 million credit facility, which had no impact on our condensed consolidated results of operations.

      During the Globalstar bankruptcy, Loral entered into a settlement and release agreement with Globalstar and Globalstar’s official creditors committee to resolve certain issues related to Globalstar and its restructuring (the “Settlement”). This Settlement was approved on April 14, 2003 by the bankruptcy court overseeing Globalstar’s case and closed on July 10, 2003. Among other things, the Settlement provided that Globalstar grants us, subject to certain conditions, a general release of all claims it may have against us in exchange for certain considerations including, effective upon Globalstar’s emergence from Chapter 11 reorganization, an

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximate 50% reduction in the amount of our unsecured claims against Globalstar of approximately $875 million.

      On April 24, 2003, one of Globalstar’s creditors filed a motion seeking reconsideration by Globalstar’s bankruptcy court of its approval of the Settlement. Globalstar’s bankruptcy court denied this motion for reconsideration on May 30, 2003, and, on June 9, 2003, the creditor filed a notice of appeal of the bankruptcy court’s order approving the Settlement. Although we believe that the appeal, which is currently pending, is without merit, no assurance can be given in this regard or as to what relief, if any, might be granted in the event the appeal were to be successful.

10.	Other Acquired Intangible Assets

      Other acquired intangible assets are included in other assets in our consolidated balance sheets as follows (in millions):

	June 30, 2004		December 31, 2003

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Satellite related intangibles	$—	$—	$40.7	$(23.4)
Regulatory fees	22.5	(6.8)	22.7	(6.2)
Other intangibles	13.0	(11.1)	13.0	(10.2)

	$35.5	$(17.9)	$76.4	$(39.8)

      As of June 30, 2004, the weighted average remaining amortization period for regulatory fees was approximately 11 years and approximately one year for other intangibles.

      Total amortization expense for other acquired intangible assets was $0.8 million and $0.9 million for the three months ended June 30, 2004 and 2003, respectively, and $1.7 million for both the six months ended June 30, 2004 and 2003. Annual pre-tax amortization expense for other acquired intangible assets for the five years ended December 31, 2008 is estimated to be as follows (in millions):

2004	$3.3
2005	2.5
2006	1.4
2007	1.4
2008	1.4

11.	Liabilities Subject to Compromise

      As discussed in Note 2, we and our Debtor Subsidiaries have been operating as a debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code.

      On the condensed consolidated balance sheets, the caption “liabilities subject to compromise” reflects our carrying value of prepetition claims that will be restructured in our Chapter 11 Cases. Pursuant to court order, we have been authorized to pay certain prepetition operating liabilities incurred in the ordinary course of business (e.g. salaries and insurance). Since July 15, 2003, as permitted under the Bankruptcy Code, we have rejected certain of our prepetition contracts and are calculating our estimated liability to the unsecured creditors affected by these rejections. The Bankruptcy Court established January 26, 2004 as the bar date in the Debtors’ Chapter 11 Cases, which is the date by which prepetition claims against us and our Debtor Subsidiaries were to have been filed for claimants to receive any distribution in the Chapter 11 Cases. Differences between liability amounts estimated by us and claims filed by our creditors are being investigated and the Bankruptcy Court will make a final determination of the allowable claims. The determination of how

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities ultimately will be treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization. We will continue to evaluate the amount and classification of our prepetition liabilities through the remainder of our Chapter 11 Cases. Should we identify additional liabilities subject to compromise, we will recognize them accordingly. As a result, “liabilities subject to compromise” may change. Claims classified as “liabilities subject to compromise” represent secured as well as unsecured claims. Liabilities subject to compromise at June 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003

Debt obligations (Note 12)	$1,269,977	$2,236,864
Accounts payable	50,031	50,605
Accrued employment costs	400	6,295
Customer advances	23,985	36,430
Accrued interest and preferred dividends	40,428	44,610
Income taxes payable	39,733	39,514
Pension and other postretirement liabilities	137,959	130,981
Other liabilities	86,452	136,815 (1)
6% Series C convertible redeemable preferred stock	187,274	187,274
6% Series D convertible redeemable preferred stock	36,707	36,707

	$1,872,946	$2,906,095

(1)	Includes approximately $47 million of vendor financing that was non-recourse to SS/ L in the event of non-payment by Globalstar due to bankruptcy. In June 2004, we recorded $47 million of equity income relating to Globalstar on the reversal of such non-recourse vendor financing obligations, upon the liquidation of Globalstar.

Series C and D Preferred Stock

      In August 2002, Loral’s Board of Directors approved a plan to suspend indefinitely the future payment of dividends on its two series of preferred stock. Accordingly, we have deferred the payments of quarterly dividends due on our Series C preferred stock commencing on November 1, 2002 and the payments of quarterly dividends due on our Series D preferred stock commencing on November 15, 2002. On July 15, 2003, as a result of our Chapter 11 filing, we stopped accruing dividends on our two series of our preferred stock in our financial statements. Because we failed to pay dividends on our preferred stock for six consecutive quarters, holders of the majority of each class of the preferred stock are now entitled, subject to the applicable effects of the Chapter 11 Cases and our Bermuda insolvency proceedings, to elect two additional directors, for a total of four directors, to our Board of Directors. Our proposed consensual plan of reorganization would not provide for participation or recovery by holders of our preferred stock.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Debt

	June 30,	December 31,
	2004	2003

	(In thousands)
Loral Orion 10.00% senior notes due 2006:
Principal amount	$612,704	$612,704
Accrued interest (deferred gain on debt exchanges)	214,446	214,446
Bank debt:
Loral Satellite term loan, 5.75% at December 31, 2003	—	226,500
Loral Satellite revolving credit facility, 5.75% at December 31, 2003	—	200,000
LSC term loan facility, 5.25% at December 31, 2003	—	350,000
LSC revolving credit facility, 5.25% at December 31, 2003	—	190,387
9.50% Senior notes due 2006	350,000	350,000
Non-recourse debt of Loral Orion:
11.25% Senior notes due 2007 (principal amount $37 million)	39,402	39,402
12.50% Senior discount notes due 2007 (principal amount $49 million)	53,425	53,425

Total debt	1,269,977	2,236,864
Less, current maturities included in liabilities subject to compromise (Note 11)	1,269,977	2,236,864

	$—	$—

      As a result of our voluntary petitions for reorganization, all of our prepetition debt obligations were accelerated. On July 15, 2003, we also suspended interest payments on all of our unsecured debt obligations. Accordingly, we only paid interest on our secured bank debt from July 15, 2003 through March 18, 2004, which significantly reduced our cash interest payments. Subsequent to March 18, 2003, we no longer incur or pay any interest on our debt obligations. A creditors’ committee was appointed in the Chapter 11 Cases to represent all unsecured creditors, including all of our debt holders and, in accordance with the provisions of the Bankruptcy Code, the committee has the right to be heard on all matters that come before the Bankruptcy Court (see Note 2).

      On March 17, 2004, we repaid all $967 million of our outstanding secured bank debt (see Note 2). In June 2004, our secured bank lenders released all remaining liens they held on our assets. As of June 30, 2004, the principal amounts of our prepetition debt obligations were $1.049 billion.

      When we filed for Chapter 11, the Bankruptcy Court entered an order authorizing us to use existing cash and the cash proceeds of the bank lenders’ collateral to fund all operating expenses associated with our businesses in accordance with an agreed upon budget and with certain other terms set forth in the order. This order has been terminated, and, accordingly, we are free to use our cash without further restriction or requirement.

      For the three and six months ended June 30, 2004, we did not recognize $10.9 million and $21.8 million, respectively, of interest expense on our senior notes (excluding our 10% senior notes) and $15.3 million and $30.6 million, respectively, of a reduction to accrued interest on our 10% senior notes as a result of the suspension of interest payments on our debt obligations.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Reorganization Expenses due to Bankruptcy

      Reorganization expenses due to bankruptcy include professional fees associated with bankruptcy services, employee retention costs, severance costs, vendor settlement gains and interest income earned, excluding interest earned in relation to satellite activities, and were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004

Professional fees	$5,348	$10,356
Employee retention costs	3,516	7,036
Severance costs	1,008	1,008
Vendor settlement gains	(36)	(36)
Interest income	(281)	(494)

Total reorganization expenses due to bankruptcy	$9,555	$17,870

14.	Shareholders’ Deficit

Common Stock

      On June 4, 2003, our Board of Directors approved a reverse stock split of our common stock at a ratio of one-for-ten, resulting in a new par value of $0.10 per common share (previously $0.01 par value per common share). The reverse stock split became effective after the close of business on June 13, 2003 and reduced the number of shares of common stock then outstanding from 440 million to 44 million. All share and per share amounts for all periods presented have been retroactively restated to reflect the reverse stock split. Our proposed consensual plan of reorganization would not provide for participation or recovery by our common stockholders.

15.	Commitments and Contingencies

      SS/ L has deferred revenue for performance warranty obligations relating to satellites sold to customers which could be affected by future performance. SS/ L accounts for satellite performance warranties in accordance with the product warranty provisions of FIN 45 which requires disclosure, but not initial recognition and measurement, of performance guarantees. SS/ L estimates the deferred revenue for its warranty obligations based on historical satellite performance. SS/ L periodically reviews and adjusts the deferred revenue for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for the period ended June 30, 2004, is as follows (in millions):

Balance of deferred amounts at January 1, 2004	$16.3
Accruals for deferred amounts issued during the period	—
Accruals relating to pre-existing contracts (including changes in estimates)	1.5

Balance of deferred amounts at June 30, 2004	$17.8

      Loral Skynet has in the past entered into prepaid leases, sales contracts and other arrangements relating to transponders on its satellites. Under the terms of these agreements, as of June 30, 2004, Loral Skynet continues to provide for a warranty for periods of two and one-quarter years to eight and one-quarter years for sales contracts and other arrangements (seven transponders), and prepaid leases (two transponders). Depending on the contract, Loral Skynet may be required to replace transponders which do not meet operating specifications. Substantially all customers are entitled to a refund equal to the reimbursement value if there is no replacement, which is normally covered by insurance. In the case of the sales contracts, the

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer. For other arrangements, in the event of transponder failure where replacement capacity is not available on the satellite, one customer is not entitled to reimbursement, and the other customer’s reimbursement value is based on contractually prescribed amounts that decline over time.

      Fourteen of the satellites built by SS/ L and launched since 1997, three of which are owned and operated by our subsidiaries or affiliates, have experienced minor losses of power from their solar arrays. Although to date, neither we nor any of the customers using the affected satellites have experienced any degradation in performance, there can be no assurance that one or more of the affected satellites will not experience additional power loss that could result in performance degradation, including loss of transponder capacity or reduction in power transmitted. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, and how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. A complete or partial loss of a satellite’s capacity could result in a loss of orbital incentive payments to us and, in the case of satellites owned by our subsidiaries and affiliates, a loss of revenues and profits. With respect to satellites under construction and construction of new satellites, based on its investigation of the matter, SS/ L has identified and has implemented remediation measures that SS/ L believes will prevent newly launched satellites from experiencing similar anomalies. SS/ L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, we believe that this matter will not have a material adverse effect on our condensed consolidated financial position or our results of operations, although no assurance can be provided.

      In September 2001, the PAS 7 satellite built by SS/ L for PanAmSat experienced an electrical power failure on its solar arrays that resulted in the loss of use of certain transponders on the satellite. The PAS 8 satellite also has experienced minor power losses on its solar arrays, the cause of which is unrelated to the PAS 7 event. SS/ L believes that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, SS/ L does not believe that these anomalies will affect other on-orbit satellites built by SS/ L. On June 30, 2003, PanAmSat initiated an arbitration claiming that under its contract with SS/ L it is entitled to $23.7 million as a result of these losses. In June 2004, the Bankruptcy Court approved an agreement between Loral and PanAmSat settling this matter and, in the fourth quarter of 2003 (based on estimates at that time), we recorded a charge to operations of $8 million in connection with the settlement.

      SS/ L has contracted to build a spot beam, Ka-band satellite for a customer planning to offer broadband data services directly to the consumer. SS/ L had suspended work on this program in December 2001 while the customer and SS/ L discussed how to resolve a contract dispute. In March 2003, SS/ L and the customer reached an agreement in principle to restart the satellite construction program, and, in June 2003, SS/ L and the customer executed a definitive agreement. As of June 30, 2004, SS/ L had billed and unbilled accounts receivable and vendor financing arrangements of $61 million (including accrued interest of $11 million) with this customer. Under the agreement, the customer will pay the remainder of the contracted purchase price of $65 million plus accrued interest (including $61 million owed to SS/ L at June 30, 2004), most of which will be due subsequent to completion of the satellite (scheduled to be completed in September 2004).

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      SS/ L was a party to an Operational Agreement with Alcatel Space Industries, pursuant to which the parties had agreed to cooperate on certain satellite programs, and an Alliance Agreement with Alcatel Space (together with Alcatel Space Industries, “Alcatel”), pursuant to which Alcatel had certain rights with respect to SS/ L. On June 30, 2003, Loral, SS/ L and Alcatel entered into a master settlement agreement in settlement of all claims among the parties, including arbitration claims brought by Alcatel against Loral alleging breaches of the Operational Agreement and Alliance Agreement. Pursuant to the master settlement agreement, Loral paid Alcatel $5 million and agreed to pay an additional $8 million within one year, resulting in a charge to operations of $13 million. In addition, Alcatel transferred to Loral its minority interest in CyberStar, and Loral transferred to Alcatel its minority interests in Europe*Star and SkyBridge Limited Partnership that Loral had previously written off. As a result of receiving Alcatel’s minority interest in CyberStar, Loral recognized an extraordinary gain of $14 million in the second quarter of 2003, which represents the extinguishment of the minority interest liability less the fair value of the acquired net assets. Under the terms of the master settlement agreement, the arbitration and a related court proceeding to confirm the arbitral tribunal’s partial award were suspended, with termination of the arbitration to occur on the date of confirmation of a plan of reorganization or a liquidation, provided that if any action is commenced in the Chapter 11 Cases seeking the repayment, disgorgement or turnover of the transfers made in connection with the master settlement agreement, because of the commencement of the Chapter 11 Cases, the arbitration and related court confirmation proceeding would not be terminated until such repayment, disgorgement or turnover action had been dismissed. The master settlement agreement also provides that Alcatel is entitled to reinstate the arbitration if it is required by judicial order to repay, disgorge or turn over the consideration paid to it under the agreement in the context of the Chapter 11 Cases.

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

      The launch of ChinaSat 8 has been delayed pending SS/ L’s obtaining the approvals required for the launch. SS/ L is continuing to seek the State Department approvals required for the launch of ChinaSat 8. In June 2004, the Bankruptcy Court approved a settlement agreement among ChinaSat, SS/ L and China Great Wall Industry Corporation which resolved a portion of the disputes outstanding among the parties. This settlement agreement provides, among other things, for a release by ChinaSat of any claim it may have against SS/ L to recover some or all of the $52 million that ChinaSat paid to SS/ L, and SS/ L paid to China Great Wall, for a Chinese launch vehicle. Nothing in the settlement agreement would, however, preclude ChinaSat from seeking to terminate its contract with SS/ L for ChinaSat 8 as a result of the delay caused by the inability to obtain necessary U.S. government approvals to launch and transfer the satellite to ChinaSat. In such event, ChinaSat may seek, after giving effect to the settlement agreement, a refund of $81.6 million for payments made to SS/ L as well as penalties of up to $6.5 million. We do not believe that ChinaSat is entitled to such a refund or penalties and would vigorously contest any such claims by ChinaSat. If the ChinaSat 8 contract were terminated, SS/ L estimates that it would cost approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer, which resale cannot be guaranteed.

      On September 20, 2002, and as further amended in March 2003, we agreed with APT Satellite Company Limited (“APT”) to jointly acquire the Apstar V satellite, a satellite then under construction by SS/ L for APT pursuant to which we and APT agreed to share, on a 50/50 basis, the project cost of constructing, launching and insuring the satellite. Under this agreement, we were initially to acquire 23% of the satellite in return for paying 25% of the project cost, and were to pay APT over time an additional 25% of the project cost

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to acquire an additional 23% interest in the satellite. At June 30, 2004, the project cost of the satellite was estimated at $230 million.

      In August 2003, in order to expedite the receipt of necessary export licenses from the U.S. government, we amended our various agreements with APT converting our arrangement from joint ownership to a lease, but leaving unchanged the cost allocation between the parties relating to the project cost of the satellite. Under this arrangement, we retain title to the entire satellite, now known as Telstar 18, and will initially lease to APT transponders representing 77% of the transponder capacity. The number of transponders leased to APT would be reduced over time upon repayment by us of the second 25% of the satellite’s project cost, ultimately to 54% of the satellite’s transponder capacity. As a result of this conversion from joint ownership to a lease arrangement, in the third quarter of 2003 we (a) reversed the cumulative sales of $83 million and cost of satellite manufacturing of $73 million and (b) recorded an increase to self-constructed assets of $73 million and recorded deferred revenue of $80 million from APT.

      In November 2003, we agreed with APT to further revise our existing arrangement. Under this revised arrangement, we agreed, among other things, to accelerate the termination of APT’s leasehold interest in 4.5 transponders by assuming $20.4 million of project cost which otherwise would have been initially paid by APT, decreasing APT’s initial leased transponder capacity from 77% to 69%. In addition, we agreed to provide to APT, free of charge, certain unused capacity on Telstar 10/ Apstar IIR, during an interim period, and to provide APT with certain rights to exchange Ku-band transponder capacity on Telstar 18 for equivalent Ku-band transponder capacity on Telstar 10/ Apstar IIR. As of June 30, 2004, we had recorded $124 million of customer advances from APT.

      SS/ L has entered into several long-term launch services agreements with various launch providers to secure future launches for its customers, including Loral and its affiliates. SS/ L had launch services agreements with International Launch Services (“ILS”) which covered a number of launches, three of which remained open. In November 2002, SS/ L terminated one of those future launches, which had a termination liability equal to SS/ L’s deposit of $5 million. Subsequently, SS/ L received a letter from ILS alleging SS/ L’s breach of the agreements and purporting to terminate the launch service agreements and all three remaining launches. Despite ILS’s wrongful termination of the agreements and all three launches, to protect its interest SS/ L also terminated a second launch, which had a termination liability equal to its deposit of $5 million, but reserved all of its rights against ILS. As a result, SS/ L recognized a non-cash charge to earnings of $10 million in the fourth quarter of 2002 with respect to the two terminated launches. In June 2003, to protect its interest SS/ L also terminated a third launch, which had a termination liability equal to $23.5 million, and SS/ L recognized a non-cash charge to earnings of $23.5 million in the second quarter of 2003 with respect to this launch. SS/ L also reserved all of its rights at that time. In April 2004, SS/ L commenced an adversary proceeding against ILS in the Bankruptcy Court to seek recovery of $37.5 million of its deposits. In June 2004, ILS filed counterclaims in the Bankruptcy Court seeking to recover termination charges of up to $54.75 million with respect to the three terminated launches, $50 million in damages for alleged losses incurred in connection with halting production of launch vehicles and $38 million in lost revenue due to our alleged failure to comply with a contractual obligation to assign the launch of another satellite to ILS. We believe that ILS’s counterclaims are without merit and intend to defend against them vigorously and will continue to seek recovery of SS/ L’s deposits. We do not believe that this matter will have a material adverse effect on our condensed consolidated financial position or results of operations, although no assurance can be provided.

      We have estimated that we will incur approximately $52 million to repair a satellite that was damaged in transit, a significant portion of which we expect to recover through insurance coverage. We believe resolution of the insurance claim will not have a material adverse effect on our condensed consolidated financial position or our results of operations, although no assurance can be provided.

      While we have in the past, consistent with industry practice and the requirements in our debt agreements, typically obtained in-orbit insurance for our satellites, we cannot assure that, upon a policy’s expiration, we will

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. Two satellites owned by Loral Orion have the same solar array configuration as one other 1300-class satellite manufactured by SS/ L that has experienced an event with a large loss of solar power. SS/ L believes that this failure is an isolated event and does not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, we do not believe that this anomaly will affect the two Loral Orion satellites with the same solar array configuration. The insurance coverage for one of these satellites, however, provides for coverage of losses due to solar array failures only in the event of a capacity loss of 80% or more. We believe that the insurers will require either exclusions of, or limitations on, coverage due to solar array failures in connection with future insurance renewals for these two satellites. An uninsured loss of a satellite would have a material adverse effect on our condensed consolidated financial position and our results of operations.

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

Lawsuits against our Directors and Officers

      In August 2003, plaintiffs Robert Beleson and Harvey Matcovsky filed a purported class action complaint against Bernard Schwartz in the United States District Court for the Southern District of New York. The complaint alleges (a) that Mr. Schwartz violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about our financial condition relating to the sale of assets to Intelsat and Loral’s Chapter 11 filing and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from June 30, 2003 through July 15, 2003, excluding the defendant and certain persons related to or affiliated with him. In November 2003, three other complaints against Mr. Schwartz with substantially similar allegations were consolidated into the Beleson case. In February 2004, a motion to dismiss the complaint in its entirety was denied by the court. Defendant filed an answer in March 2004 and discovery has commenced.

      In November 2003, plaintiffs Tony Christ, individually and as custodian for Brian and Katelyn Christ, Casey Crawford, Thomas Orndorff and Marvin Rich, filed a purported class action complaint against Bernard Schwartz and Richard J. Townsend in the United States District Court for the Southern District of New York. The complaint alleges (a) that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Loral’s financial condition relating to the restatement in 2003 of the financial statements for the second and third quarters of 2002 to correct accounting for certain general and administrative expenses and the alleged improper accounting for a satellite transaction with APT Satellite Company Ltd. and (b) that each of the defendants is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from July 31, 2002 through June 29, 2003, excluding the defendants and certain persons related to or affiliated with them. Defendants filed a motion to dismiss the complaint in June 2004.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2003, plaintiff Wendy Koch, a former employee, filed a purported class action complaint against the Loral Space & Communications Ltd. Savings Plan Administrative Committee, all Loral directors, Richard J. Townsend and certain other Loral officers and employees in the United States District Court for the Southern District of New York. The complaint alleges (a) that defendants violated Section 404 of the Employee Retirement Income Security Act (“ERISA”), by breaching their fiduciary duties to prudently and loyally manage the assets of the Loral Savings Plan (the “Plan”) by including Loral common stock as an investment alternative and by providing matching contributions under the Plan in Loral stock, (b) that the director defendants violated Section 404 of ERISA by breaching their fiduciary duties to monitor the committee defendants and (c) that defendants violated Sections 404 and 405 of ERISA by failing to provide complete and accurate information to Plan participants and beneficiaries. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all participants in or beneficiaries of the Plan at any time between November 4, 1999 and the present and whose accounts included investments in Loral stock. One other similar complaint against the defendants with substantially similar allegations has been filed, and the two cases have been consolidated. In July 2004, Plaintiffs filed an amended complaint.

      We are obligated to indemnify our directors and officers for any losses or costs they may incur as a result of these lawsuits. We are unable to estimate the maximum potential impact of these obligations on our future results of operations.

     Other

      We are subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, we do not believe that any of these other existing legal matters will have a material adverse effect on our condensed consolidated financial position or our results of operations. These claims against us are generally subject to the automatic stay as a result of the commencement of the Chapter 11 Cases.

     Globalstar Related Matters

      On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited (“GTL”) and Globalstar against GTL, Loral, Bernard L. Schwartz and other defendants were consolidated into one action titled In re: Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation, Loral and Bernard L. Schwartz alleging (a) that all defendants (except Loral) violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar’s business and prospects, (b) that defendants Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of Globalstar, (c) that defendants GTL and Mr. Schwartz are liable under Section 11 of the Securities Act of 1933 (the “Securities Act”) for untrue statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Loral and Mr. Schwartz are secondarily liable under Section 15 of the Securities Act for GTL’s primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related to or affiliated with them. Loral and Mr. Schwartz have filed a motion to dismiss the amended complaint in its entirety as to Loral and Mr. Schwartz, which motion is pending before the court. We believe that we have

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

meritorious defenses to this class action lawsuit and intend to pursue them vigorously. As a result of the commencement of the Chapter 11 Cases, however, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended insofar as Loral is concerned but are proceeding as to GTL and Mr. Schwartz. Loral is obligated to indemnify Mr. Schwartz for any losses or costs he may incur as a result of this lawsuit. We are unable to estimate the maximum potential impact of these obligations on our future results of operations. In December 2003, a motion to dismiss the amended complaint in its entirety was denied by the court insofar as GTL and Mr. Schwartz are concerned, and discovery has commenced.

      On March 2, 2002, the seven separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of Loral common stock against Loral, Bernard L. Schwartz and Richard Townsend were consolidated into one action titled In re: Loral Space & Communications Ltd. Securities Litigation. On May 6, 2002, plaintiffs in the consolidated action filed a consolidated amended class action complaint alleging (a) that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Loral’s financial condition and its investment in Globalstar and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related to or affiliated with them. Loral and Messrs. Schwartz and Townsend have filed a motion to dismiss the complaint in its entirety. After oral argument on a motion to dismiss filed by Loral and Messrs. Schwartz and Townsend, in June 2003, the plaintiffs filed an amended complaint alleging essentially the same claims as in the original amended complaint. Loral believes that it has meritorious defenses to this class action lawsuit and intends to pursue them vigorously. As a result of the commencement of the Chapter 11 Cases, however, this lawsuit is subject to the automatic stay, and further proceedings in the matter have been suspended, insofar as Loral is concerned but are proceeding as to the other defendants. Loral is obligated to indemnify Messrs. Schwartz and Townsend for any losses or costs they may incur as a result of this lawsuit. We are unable to estimate the maximum potential impact of these obligations on our future results of operations. In February 2004, a motion to dismiss the amended complaint was granted by the court insofar as Messrs. Schwartz and Townsend are concerned.

      In addition, the primary insurer under Loral’s directors and officers liability insurance policy has denied coverage for the Globalstar-related case filed by Loral shareholders under the policy and, on March 24, 2003, filed a lawsuit in the Supreme Court of New York County seeking a declaratory judgment upholding its coverage position. In May 2003, we and the other defendants served our answer and filed counterclaims seeking a declaration that the insurer is obligated to provide coverage and damages for breach of contract and the implied covenant of good faith. In May 2003, we and the other defendants also filed a third party complaint against the excess insurers seeking a declaration that they are obligated to provide coverage. We believe that the insurers have wrongfully denied coverage and intend to defend against the denial vigorously. As a result of the commencement of the Chapter 11 Cases, however, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended insofar as Loral is concerned but are proceeding as to the other defendants.

16.     Loss Per Share

      Basic loss per share is computed based upon the weighted average number of shares of common stock outstanding. Diluted loss per share excludes the assumed conversion of the Series C Preferred Stock (936,371 shares) and the Series D Preferred Stock (185,104 shares), as their effect would have been antidilutive. For both the three and six months ended June 30, 2004 and 2003, there were 2,387,213 and 2,618,184 weighted options as calculated using the treasury stock method, that were excluded from the calculation of diluted loss per share.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Numerator for basic and diluted loss per share:
Loss from continuing operations	$(22,827)	$(117,684)	$(90,843)	$(175,819)
Income (loss) from discontinued operations	158	8,280	(11,462)	18,241

Loss before extraordinary gain on acquisition of minority interest	(22,669)	(109,404)	(102,305)	(157,578)
Extraordinary gain on acquisition of minority interest	—	13,615	—	13,615

Net loss	(22,669)	(95,789)	(102,305)	(143,963)
Preferred dividends	—	(3,359)	—	(6,719)

Net loss applicable to common shareholders	$(22,669)	$(99,148)	$(102,305)	$(150,682)

Denominator:
Weighted average common shares outstanding	44,125	43,850	44,125	43,531

Basic and diluted (loss) earnings per share:
Continuing operations	$(0.51)	$(2.76)	$(2.06)	$(4.19)
Discontinued operations	—	0.19	(0.26)	0.42

Before extraordinary gain on acquisition of minority interest	(0.51)	(2.57)	(2.32)	(3.77)
Extraordinary gain on acquisition of minority interest	—	0.31	—	0.31

Loss per share	$(0.51)	$(2.26)	$(2.32)	$(3.46)

17.  Segments

      We are organized into two operating segments: Satellite Services and Satellite Manufacturing (see Note 2 and Note 4 regarding the sale of our North American satellites and related assets).

      The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” In evaluating financial performance, we use revenues and operating income (loss) from continuing operations before depreciation and amortization, including amortization of unearned stock compensation, and reorganization expenses due to bankruptcy (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before amortization of stock compensation; reorganization expenses due to bankruptcy; gain (loss) on investments and debt exchanges; equity in net losses of affiliates, net of tax; minority interest, net of tax; income (loss) from discontinued operations; cumulative effect of change in accounting principle, net of tax; and extraordinary gain on acquisition of minority interest, net of tax. Interest expense has been excluded from Adjusted EBITDA to maintain comparability with the performance of competitors using similar measures with different capital structures. During the period we are in Chapter 11, we only recognize interest expense on the actual interest payments we make. During this period, we do not expect to make any further interest payments on debt obligations after March 17, 2004, the date we repaid our bank debt. Reorganization expenses are only incurred during the period we are in Chapter 11. These expenses have been excluded from Adjusted EBITDA to maintain comparability with our results during periods we are not in Chapter 11 and with the results of competitors using similar measures. Adjusted EBITDA should be used in conjunction with U.S. GAAP

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial measures and is not presented as an alternative to cash flow from operations as a measure of our liquidity or as an alternative to net income as an indicator of our operating performance.

      We believe the use of Adjusted EBITDA along with U.S. GAAP financial measures enhances the understanding of our operating results and is useful to investors in comparing performance with competitors, estimating enterprise value and making investment decisions. Adjusted EBITDA allows investors to compare operating results of competitors exclusive of depreciation and amortization, net losses of affiliates, and minority interest. Adjusted EBITDA is a useful tool given the significant variation that can result from the timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, and the effects of investments not managed by us. Adjusted EBITDA as used here may not be comparable to similarly titled measures reported by competitors. We also use Adjusted EBITDA to evaluate operating performance, to allocate resources and capital, to measure performance for incentive compensation programs and to evaluate future growth opportunities.

      Intersegment revenues consist primarily of satellites under construction by Satellite Manufacturing for Satellite Services and the leasing of transponder capacity by Satellite Manufacturing from Satellite Services.

      Summarized financial information concerning the reportable segments is as follows (in millions):

Three Months Ended June 30, 2004

	Satellite	Satellite
	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenue from external customers(2)	$39.0	$75.0		$114.0
Intersegment revenues	1.2	38.8		40.0

Operating segment revenues	$40.2	$113.8		154.0

Eliminations(3)				(40.3)

Operating revenues as reported				$113.7

Segment Adjusted EBITDA before eliminations(4)	$9.0	$2.2	$(8.9)	$2.3

Eliminations(3)				(8.3)

Adjusted EBITDA				(6.0)
Depreciation and amortization(5)(6)	$(35.5)	$(7.3)	$(0.1)	(42.9)

Reorganization expenses due to bankruptcy				(9.6)

Operating loss from continuing operations				(58.5)
Interest and investment income				2.5
Interest expense				(1.8)
Income tax provision				(12.0)
Equity income in affiliates				47.0
Minority interest				—

Loss from continuing operations				$(22.8)

Other Data:
Total assets(6)	$920.4	$436.3	$75.4	$1,432.1

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six Months Ended June 30, 2004

	Satellite	Satellite
	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenue from external customers(2)	$69.0	$149.4		$218.4
Intersegment revenues	2.3	65.4		67.7

Operating segment revenues	$71.3	$214.8		286.1

Eliminations(3)				(68.7)

Operating revenues as reported				$217.4

Segment Adjusted EBITDA before eliminations(4)	$(1.2)	$5.8	$(17.5)	$(12.9)

Eliminations(3)				(11.7)

Adjusted EBITDA				(24.6)
Depreciation and amortization(5)(6)	$(71.5)	$(12.3)	$(0.3)	(84.1)

Reorganization expenses due to bankruptcy				(17.9)

Operating loss from continuing operations				(126.6)
Interest and investment income				5.1
Interest expense				(3.8)
Income tax provision				(12.2)
Equity income in affiliates				46.6
Minority interest				0.1

Loss from continuing operations				$(90.8)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended June 30, 2003(7)

	Satellite	Satellite
	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenue from external customers(2)	$39.4	$71.2		$110.6
Intersegment revenues	1.1	9.9		11.0

Operating segment revenues	$40.5	$81.1		121.6

Eliminations(3)				(11.6)

Operating revenues as reported				$110.0

Segment Adjusted EBITDA before eliminations(8)	$5.3	$(88.5)	$(9.9)	$(93.1)

Eliminations(3)				(2.3)

Adjusted EBITDA				(95.4)
Depreciation and amortization(5)(6)	$(22.3)	$(7.2)	$(0.1)	(29.6)

Operating loss from continuing operations				(125.0)
Interest and investment income				3.8
Interest expense				(7.9)
Gain on investments				16.8
Income tax benefit				2.9
Equity losses in affiliates				(8.3)
Minority interest				—

Loss from continuing operations				$(117.7)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six Months Ended June 30, 2003(7)

	Satellite	Satellite
	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenue from external customers(2)	$80.5	$186.2		$266.7
Intersegment revenues	2.1	26.4		28.5

Operating segment revenues	$82.6	$212.6		295.2

Eliminations(3)				(29.8)

Operating revenues as reported				$265.4

Segment Adjusted EBITDA before eliminations(8)	$9.0	$(101.0)	$(19.0)	$(111.0)

Eliminations(3)				(7.4)

Adjusted EBITDA				(118.4)
Depreciation and amortization(5)(6)	$(45.5)	$(13.9)	$(0.3)	(59.7)

Operating loss from continuing operations				(178.1)
Interest and investment income				10.8
Interest expense				(16.4)
Gain on investments				17.9
Income tax benefit				6.8
Equity losses in affiliates				(16.8)
Minority interest				—

Loss from continuing operations				$(175.8)

(1)	Represents corporate expenses incurred in support of our operations.

(2)	Includes revenues from affiliates of $2.1 million and $8.1 million for the three months ended June 30, 2004 and 2003, respectively, and $5.2 million and $23.2 million for the six months ended June 30, 2004 and 2003, respectively.

(3)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/ L for wholly owned subsidiaries.

(4)	Satellite manufacturing excludes charges of $2 million and $22 million for the three and six months ended June 30, 2004, respectively, as a result of the settlement of all orbital receivables on satellites sold to Intelsat. This settlement had the effect of reducing future orbital receipts by $25 million, including $15 million relating to a satellite currently under construction. Consistent with our internal reporting for satellite manufacturing, this decrease in contract value for the satellite currently under construction is not being reflected as a decrease in satellite manufacturing revenues. These charges had no effect on our consolidated results. Satellite Services includes an impairment charge of $12 million for the six months ended June 30, 2004, relating to our Telstar 14/ Estrela do Sul-1 satellite and related assets.

(5)	Includes additional depreciation expense of $10 million and $24 million for the three and six months ended June 30, 2004, respectively, relating to the shortening in the estimated life of our Telstar 11 satellite, which, we determined in the fourth quarter of 2003, would go out of service in June 2004 (earlier than its previously expected end of life of March 2005). Also, includes amortization of unearned stock compensation charges.

(6)	Amounts are presented after the elimination of intercompany profit.

(7)	The 2003 segment information has been adjusted to remove the operations of the North American satellites and related assets sold, which has been reclassified to discontinued operations (see Note 4).

(8)	Satellite Manufacturing Adjusted EBITDA for the three and six months ended June 30, 2003 includes: (i) a charge of $24 million due to cancellation of a deposit on a launch vehicle contract; (ii) provisions for inventory obsolescence of $24 million primarily due to the absence of new satellite awards since December 2001; (iii) a charge of $13 million on the settlement of all outstanding issues with Alcatel including a contract dispute that was in arbitration; and (iv) a loss of $11 million on the acceleration of receipt of long-term receivables. For the six months ended June 30, 2003, Satellite Manufacturing Adjusted EBITDA includes a charge of $10 million on SS/ L-provided vendor financing, representing the difference between

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the carrying value of SS/ L’s receivables of $38 million and the value of the common shares received by SS/ L based on the trading price of Sirius Satellite Radio, Inc. (“Sirius”) common stock on March 7, 2003 of $28 million.

18.	New Accounting Pronouncements

FIN 46R

      Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”) and its amendment entitled FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”) were first issued by the FASB in January 2003 and revised in December 2003. FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if (a) the equity investors in the entity do not have the characteristics of a controlling financial interest or (b) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We determined that there was no effect on our condensed consolidated financial position or results of operations from the adoption of FIN 46R during the quarter ended March 31, 2004.

19.	Financial Information for Subsidiary Issuer and Guarantor and Non-Guarantor Subsidiaries

      Loral is a holding company (the “Parent Company”), which is the ultimate parent of all Loral subsidiaries. The 10% senior notes issued by Loral Orion (the “Subsidiary Issuer”), our wholly owned subsidiary, are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and several of Loral Orion’s wholly owned subsidiaries (the “Guarantor Subsidiaries”). The Parent Company, the Subsidiary Issuer and the Guarantor Subsidiaries, as well as certain other non-guarantor subsidiaries of the Parent Company (including the Sellers and SS/L) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on July 15, 2003.

      Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the other wholly owned subsidiaries of the Parent Company (the “Non-Guarantor Subsidiaries”) as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003. The unaudited condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

      The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting. Our significant transactions with our subsidiaries, other than the investment account and related equity in net loss of unconsolidated subsidiaries, are intercompany payables and receivables between our subsidiaries resulting primarily from the funding of the construction of satellites for the Satellite Services segment. Loral’s $200 million note receivable from unconsolidated subsidiaries is due from Loral Space & Communications Corporation (“LSCC”) and bears interest at 8.2% per annum. Loral SpaceCom (a non-guarantor subsidiary) holds a $29.7 million subordinated note receivable from the Subsidiary Issuer. The note is subordinated to all existing and future indebtedness of the Subsidiary Issuer and guaranteed by the Parent Company. The note bears interest at a rate of 10% per annum. Loral Satellite has provided $59.8 million to Loral as of June 30, 2004, in the form of a note receivable which bears no interest and is payable upon maturity of the Loral Satellite Credit Agreement. As a result of filing Chapter 11, the accrual of interest on all related party notes in the following condensed consolidating financial statements was suspended.

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2004
(In thousands)
(Unaudited)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$3,919	$47,621	$—	$135,119	$—	$186,659
Accounts receivable, net	—	5,792	272	7,752	—	13,816
Contracts-in-process	—	—	—	46,658	—	46,658
Inventories	—	—	—	38,929	—	38,929
Other current assets	5,082	5,918	1,913	10,708	(7)	23,614

Total current assets	9,001	59,331	2,185	239,166	(7)	309,676
Property, plant and equipment, net	—	351,808	173,181	425,467	(21,106)	929,350
Long-term receivables	—	—	—	82,105	—	82,105
Due to (from) unconsolidated subsidiaries	(11,164)	(27,581)	31,331	60,553	(53,139)	—
Investments in unconsolidated subsidiaries	(465,219)	307,972	(271,698)	(1,616,278)	2,045,223	—
Investments in and advances to affiliates	20	—	—	48,173	—	48,193
Deposits	—	—	—	9,000	—	9,000
Other assets	4,253	3,644	463	45,439	—	53,799

Total assets	$(463,109)	$695,174	$(64,538)	$(706,375)	$1,970,971	$1,432,123

Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$—	$2,007	$250	$29,984	$—	$32,241
Accrued employment costs	—	—	—	28,861	—	28,861
Customer advances and billings in excess of costs	—	125,454	(83)	210,528	—	335,899
Deferred gain on sales of assets	—	—	—	20,646	—	20,646
Income taxes payable	—	—	—	5,236	—	5,236
Other current liabilities	1,514	—	—	17,679	—	19,193

Total current liabilities	1,514	127,461	167	312,934	—	442,076
Pension and other postretirement liabilities	—	—	—	21,116	—	21,116
Long-term liabilities	52,233	3,693	14,459	10,604	(36,085)	44,904

Total liabilities not subject to compromise	53,747	131,154	14,626	344,654	(36,085)	508,096
Liabilities subject to compromise	434,452	1,112,282	(116,662)	447,070	(4,196)	1,872,946
Minority interest	—	—	—	2,389	—	2,389
Shareholders’ (deficit) equity:
Common stock	4,413	—	—	—	—	4,413
Paid-in capital	3,392,829	604,166	—	—	(604,166)	3,392,829
Treasury stock, at cost	(3,360)	—	—	—	—	(3,360)
Unearned compensation	(127)	—	—	—	—	(127)
Due from related parties	—	(53,996)	—	53,996	—	—
Retained (deficit) earnings	(4,273,841)	(1,098,432)	37,498	(1,554,484)	2,615,418	(4,273,841)
Accumulated other comprehensive income	(71,222)	—	—	—	—	(71,222)

Total shareholders’ (deficit) equity	(951,308)	(548,262)	37,498	(1,500,488)	2,011,252	(951,308)

Total liabilities and shareholders’ (deficit) equity	$(463,109)	$695,174	$(64,538)	$(706,375)	$1,970,971	$1,432,123

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2004
(In thousands)
(Unaudited)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$—	$21,507	$9,635	$19,011	$(11,423)	$38,730
Revenues from satellite manufacturing	—	—	—	81,452	(6,479)	74,973

Total revenues	—	21,507	9,635	100,463	(17,902)	113,703
Cost of satellite services	—	32,625	9,696	20,914	(10,624)	52,611
Cost of satellite manufacturing	—	—	—	84,985	(5,753)	79,232
Selling, general and administrative expenses	2,045	6,340	3,429	18,980	—	30,794

Operating loss before reorganization expenses due to bankruptcy	(2,045)	(17,458)	(3,490)	(24,416)	(1,525)	(48,934)
Reorganization expenses due to bankruptcy	(1,021)	(1,973)	—	(6,561)	—	(9,555)

Operating loss from continuing operations	(3,066)	(19,431)	(3,490)	(30,977)	(1,525)	(58,489)
Interest and investment income	—	—	—	2,473	—	2,473
Interest expense	—	(220)	—	(2,235)	609	(1,846)

Loss from continuing operations before income taxes, equity in net income (losses) of unconsolidated subsidiaries and affiliates and minority interest	(3,066)	(19,651)	(3,490)	(30,739)	(916)	(57,862)
Income tax (provision) benefit	—	(1,409)	1,222	(12,613)	813	(11,987)

Loss from continuing operations before equity in net income (losses) of unconsolidated subsidiaries and affiliates and minority interest	(3,066)	(21,060)	(2,268)	(43,352)	(103)	(69,849)
Equity in net losses of unconsolidated subsidiaries	(19,603)	(2,268)	—	—	21,871	—
Equity in net income of affiliates	—	—	—	46,983	—	46,983
Minority interest	—	—	—	39	—	39

(Loss) income from continuing operations	(22,669)	(23,328)	(2,268)	3,670	21,768	(22,827)
Income from discontinued operations	—	—	—	158	—	158

Net (loss) income	$(22,669)	$(23,328)	$(2,268)	$3,828	$21,768	$(22,669)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2004
(In thousands)
(Unaudited)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$—	$40,422	$17,061	$30,724	$(20,226)	$67,981
Revenues from satellite manufacturing	—	—	—	155,804	(6,398)	149,406

Total revenues	—	40,422	17,061	186,528	(26,624)	217,387
Cost of satellite services	—	68,529	16,777	49,642	(18,756)	116,192
Cost of satellite manufacturing	—	—	—	153,244	(5,713)	147,531
Selling, general and administrative expenses	4,279	10,684	3,814	43,584	—	62,361

Operating loss before reorganization expenses due to bankruptcy	(4,279)	(38,791)	(3,530)	(59,942)	(2,155)	(108,697)
Reorganization expenses due to bankruptcy	(1,977)	(3,851)	—	(12,042)	—	(17,870)

Operating loss from continuing operations	(6,256)	(42,642)	(3,530)	(71,984)	(2,155)	(126,567)
Interest and investment income	—	—	—	5,034	—	5,034
Interest expense	—	(220)	—	(4,831)	1,218	(3,833)

Loss from continuing operations before income taxes, equity in net income (losses) of unconsolidated subsidiaries and affiliates and minority interest	(6,256)	(42,862)	(3,530)	(71,781)	(937)	(125,366)
Income tax (provision) benefit	—	(2,116)	1,236	(12,116)	813	(12,183)

Loss from continuing operations before equity in net income (losses) of unconsolidated subsidiaries and affiliates and minority interest	(6,256)	(44,978)	(2,294)	(83,897)	(124)	(137,549)
Equity in net losses of unconsolidated subsidiaries	(96,049)	(2,294)	—	—	98,343	—
Equity in net income of affiliates	—	—	—	46,580	—	46,580
Minority interest	—	—	—	126	—	126

Loss from continuing operations	(102,305)	(47,272)	(2,294)	(37,191)	98,219	(90,843)
Loss from discontinued operations	—	—	—	(11,462)	—	(11,462)

Net (loss) income	$(102,305)	$(47,272)	$(2,294)	$(48,653)	$98,219	$(102,305)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2004
(In thousands)
(Unaudited)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net loss	$(102,305)	$(47,272)	$(2,294)	$(48,653)	$98,219	$(102,305)
Non-cash items:
Loss from discontinued operations	—	—	—	11,462	—	11,462
Equity in net income of affiliates	—	—	—	(46,580)	—	(46,580)
Minority interest	—	—	—	(126)	—	(126)
Equity in net losses of unconsolidated subsidiaries	96,049	2,294	—	—	(98,343)	—
Deferred taxes	—	—	1,597	11,434	(1,597)	11,434
Depreciation and amortization	—	50,825	10,506	22,790	—	84,121
Provisions for bad debts	—	965	(257)	(350)	—	358
Impairment charge on satellite and related assets	—	—	—	11,989	—	11,989
Provisions for inventory obsolescence	—	—	—	287	—	287
Adjustment to revenue straightlining assessment	—	105	—	1,044	—	1,149
Net interest and (gain) loss on foreign currency transactions	—	—	—	(2,230)	—	(2,230)
Changes in operating assets and liabilities:
Accounts receivable, net	—	155	953	6,978	—	8,086
Contracts-in-process	—	—	—	29,856	—	29,856
Inventories	—	—	—	3,240	—	3,240
Long-term receivables	—	—	—	(6,264)	—	(6,264)
Due (to) from unconsolidated subsidiaries	8,070	3,192	(13,729)	(13,484)	15,951	—
Other current assets and other assets	(2,701)	(2,714)	3,058	(342)	—	(2,699)
Accounts payable	—	1,183	250	(9,885)	—	(8,452)
Accrued expenses and other current liabilities	325	107	—	(2,396)	—	(1,964)
Customer advances	—	3,882	(84)	68,422	—	72,220
Income taxes payable	—	—	—	(814)	—	(814)
Pension and other postretirement liabilities	—	—	—	9,039	—	9,039
Long-term liabilities	—	(951)	—	(2,411)	—	(3,362)
Other	—	—	—	6	—	6

Net cash provided by (used in) operating activities	(562)	11,771	—	43,012	14,230	68,451

Net cash provided by discontinued operations	—	—	—	28,348	—	28,348

Investing activities:
Capital expenditures for continuing operations	—	(10,981)	—	1,581	(14,230)	(23,630)
Capital expenditures for discontinued operations	—	—	—	(11,185)	—	(11,185)
Proceeds from the sale of assets, net of expenses	—	—	—	953,619	—	953,619
Investments in and advances to affiliates	—	—	—	(4,798)	—	(4,798)

Net cash provided by (used in) investing activities	—	(10,981)	—	939,217	(14,230)	914,006

Financing activities:
Repayments of term loans	—	—	—	(576,500)	—	(576,500)
Repayments of revolving credit facilities	—	—	—	(390,387)	—	(390,387)

Net cash used in financing activities	—	—	—	(966,887)	—	(966,887)

Increase (decrease) in cash and cash equivalents	(562)	790	—	44,787	—	45,015
Cash and cash equivalents—beginning of period	4,481	46,831	—	90,332	—	141,644

Cash and cash equivalents—end of period	$3,919	$47,621	$—	$135,119	$—	$186,659

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003
(In thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$4,481	$46,831	$—	$90,332	$—	$141,644
Accounts receivable, net	—	6,912	968	15,089	—	22,969
Contracts-in-process	—	—	—	62,063	—	62,063
Inventories	—	—	—	42,456	—	42,456
Insurance proceeds receivable	—	—	—	122,770	—	122,770
Other current assets	2,341	2,925	5,859	25,859	(980)	36,004

Total current assets	6,822	56,668	6,827	358,569	(980)	427,906
Property, plant and equipment, net	—	390,649	183,688	1,289,281	(35,336)	1,828,282
Long-term receivables	—	—	—	70,749	—	70,749
Due (to) from unconsolidated subsidiaries	(3,055)	(24,395)	17,598	47,199	(37,347)	—
Investments in unconsolidated subsidiaries	(375,795)	311,487	(271,698)	(1,625,765)	1,961,771	—
Investments in and advances to affiliates	20	—	—	46,654	—	46,674
Deposits	—	—	—	9,000	—	9,000
Other assets	4,253	5,030	549	63,298	—	73,130

Total assets	$(367,755)	$739,439	$(63,036)	$258,985	$1,888,108	$2,455,741

Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$—	$824	$—	$49,832	$—	$50,656
Accrued employment costs	—	—	—	23,532	—	23,532
Customer advances	—	120,386	—	118,839	—	239,225
Accrued interest and preferred dividends	—	—	—	1,319	—	1,319
Income taxes payable	—	—	—	269	—	269
Other current liabilities	1,191	—	—	8,679	—	9,870

Total current liabilities	1,191	121,210	—	202,470	—	324,871
Pension and other postretirement liabilities	—	—	—	10,983	—	10,983
Long-term liabilities	52,233	4,302	13,835	32,038	(35,461)	66,947

Total liabilities not subject to compromise	53,424	125,512	13,835	245,491	(35,461)	402,801
Liabilities subject to compromise	434,491	1,113,705	(116,663)	1,478,985	(4,423)	2,906,095
Minority interest	—	—	—	2,515	—	2,515
Shareholders’ (deficit) equity:
Common stock	4,413	—	—	—	—	4,413
Paid-in capital	3,392,829	604,166	—	—	(604,166)	3,392,829
Treasury stock, at cost	(3,360)	—	—	—	—	(3,360)
Unearned compensation	(168)	—	—	—	—	(168)
Due from related parties	—	(52,784)	—	52,784	—	—
Retained (deficit) earnings	(4,171,536)	(1,051,160)	39,792	(1,520,790)	2,532,158	(4,171,536)
Accumulated other comprehensive loss	(77,848)	—	—	—	—	(77,848)

Total shareholders’ (deficit) equity	(855,670)	(499,778)	39,792	(1,468,006)	1,927,992	(855,670)

Total liabilities and shareholders’ (deficit) equity	$(367,755)	$739,439	$(63,036)	$258,985	$1,888,108	$2,455,741

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 30, 2003
(In thousands)
(Unaudited)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$—	$22,949	$9,732	$17,008	$(10,897)	$38,792
Revenues from satellite manufacturing	—	—	—	74,797	(3,590)	71,207
Management fee to parent	—	—	—	109	(109)	—

Total revenues	—	22,949	9,732	91,914	(14,596)	109,999
Costs of satellite services	—	23,594	7,882	25,825	(10,316)	46,985
Costs of satellite manufacturing	—	—	—	155,308	(2,027)	153,281
Selling, general and administrative expenses	2,762	385	296	31,266	—	34,709
Management fee expense	109	—	—	—	(109)	—

Operating (loss) income	(2,871)	(1,030)	1,554	(120,485)	(2,144)	(124,976)
Interest and investment income	5,781	(32)	—	4,646	(6,600)	3,795
Interest expense	(9,859)	(2,728)	—	(2,605)	7,250	(7,942)
Gain on investments	—	—	—	16,793	—	16,793

(Loss) income from continuing operations before income taxes, equity in net losses of unconsolidated subsidiaries and affiliates and minority interest	(6,949)	(3,790)	1,554	(101,651)	(1,494)	(112,330)
Income tax benefit (provision)	(1,732)	(698)	(543)	4,469	1,470	2,966

(Loss) income from continuing operations before equity in net losses of unconsolidated subsidiaries and affiliates and minority interest	(8,681)	(4,488)	1,011	(97,182)	(24)	(109,364)
Equity in net income (losses) of unconsolidated subsidiaries	(79,621)	1,011	—	—	78,610	—
Equity in net income (losses) of affiliates	(7,487)	—	—	(848)	—	(8,335)
Minority interest	—	—	—	15	—	15

(Loss) income from continuing operations	(95,789)	(3,477)	1,011	(98,015)	78,586	(117,684)
Income from discontinued operations	—	—	—	8,280	—	8,280

(Loss) income before extraordinary gain on acquisition of minority interest	(95,789)	(3,477)	1,011	(89,735)	78,586	(109,404)
Extraordinary gain on acquisition of minority interest	—	—	—	13,615	—	13,615

Net (loss) income	$(95,789)	$(3,477)	$1,011	$(76,120)	$78,586	$(95,789)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 30, 2003
(In thousands)
(Unaudited)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$—	$46,024	$20,669	$35,067	$(22,559)	$79,201
Revenues from satellite manufacturing	—	—	—	193,690	(7,446)	186,244
Management fee to parent	—	—	—	109	(109)	—

Total revenues	—	46,024	20,669	228,866	(30,114)	265,445
Costs of satellite services	—	48,196	15,765	51,133	(21,216)	93,878
Costs of satellite manufacturing	—	—	—	288,581	(5,164)	283,417
Selling, general and administrative expenses	4,184	4,361	570	57,084	—	66,199
Management fee expense	109	—	—	—	(109)	—

Operating (loss) income	(4,293)	(6,533)	4,334	(167,932)	(3,625)	(178,049)
Interest and investment income	11,328	5	—	12,468	(12,960)	10,841
Interest expense	(19,669)	(5,648)	—	(5,391)	14,260	(16,448)
Gain on investment	—	—	—	17,900	—	17,900

(Loss) income from continuing operations before income taxes, equity in net losses of unconsolidated subsidiaries and affiliates and minority interest	(12,634)	(12,176)	4,334	(142,955)	(2,325)	(165,756)
Income tax benefit (provision)	(3,395)	(890)	(1,515)	9,913	2,686	6,799

(Loss) income from continuing operations before equity in net losses of unconsolidated subsidiaries and affiliates and minority interest	(16,029)	(13,066)	2,819	(133,042)	361	(158,957)
Equity in net income (losses) of unconsolidated subsidiaries	(115,141)	2,819	—	—	112,322	—
Equity in net losses of affiliates	(12,793)	—	—	(4,045)	—	(16,838)
Minority interest	—	—	—	(24)	—	(24)

(Loss) income from continuing operations	(143,963)	(10,247)	2,819	(137,111)	112,683	(175,819)
Income from discontinued operations	—	—	—	18,241	—	18,241

(Loss) income before extraordinary gain on acquisition of minority interest	(143,963)	(10,247)	2,819	(118,870)	112,683	(157,578)
Extraordinary gain on acquisition of minority interest	—	—	—	13,615	—	13,615

Net (loss) income	$(143,963)	$(10,247)	$2,819	$(105,255)	$112,683	$(143,963)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2003
(In thousands)
(Unaudited)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net (loss) income	$(143,963)	$(10,247)	$2,819	$(105,255)	$112,683	$(143,963)
Non-cash items:
Income from discontinued operations	—	—	—	(18,241)	—	(18,241)
Equity in net losses of affiliates	12,793	—	—	4,045	—	16,838
Minority interest	—	—	—	24	—	24
Extraordinary gain on acquisition of minority interest	—	—	—	(13,615)	—	(13,615)
Equity in net losses of unconsolidated subsidiaries	115,141	(2,819)	—	—	(112,322)	—
Deferred taxes	3,395	—	2,285	—	(2,285)	3,395
Depreciation and amortization	—	27,140	10,507	22,001	—	59,648
Loss on acceleration of receipt of long-term receivables	—	—	—	10,893	—	10,893
Valuation allowance on vendor financing receivables	—	—	—	10,008	—	10,008
Loss on cancellation of deposits	—	—	—	23,500	—	23,500
Provisions for inventory obsloesence	—	—	—	23,957	—	23,957
Accrual for Alcatel settlement	—	—	—	8,000	—	8,000
Provisions for bad debts	—	802	36	961	—	1,799
Adjustment to revenue straightlining assessment	—	—	—	2,547	—	2,547
Loss on equipment disposals	—	—	—	86	—	86
Gain on investments	—	—	—	(17,900)	—	(17,900)
Non-cash net (gain) loss on foreign currency transactions and interest	—	740	—	6,061	—	6,801
Changes in operating assets and liabilities:
Accounts receivable, net	—	(4,584)	72	3	—	(4,509)
Contracts-in-process	—	—	—	68,359	—	68,359
Inventories	—	—	—	(1,683)	—	(1,683)
Long-term receivables	—	—	—	54,588	—	54,588
Due to (from) unconsolidated subsidiaries	(306)	11,586	(20,905)	5,727	3,898	—
Other current assets and other assets	(4,883)	816	5,698	5,593	—	7,224
Accounts payable	—	(746)	(232)	(12,502)	—	(13,480)
Accrued expenses and other current liabilities	(960)	(42)	—	(8,056)	—	(9,058)
Customer advances	—	1,282	(280)	(47,184)	—	(46,182)
Income taxes payable	—	—	—	(471)	(401)	(872)
Pension and other postretirement liabilities	—	—	—	5,479	—	5,479
Long-term liabilities	—	(843)	—	(4,337)	—	(5,180)
Other	28	—	—	(110)	—	(82)

Net cash provided by (used in) operating activities	(18,755)	23,085	—	22,478	1,573	28,381

Net cash provided by (used in) discontinued operations	—	—	—	48,764	—	48,764

Investing activities:
Capital expenditures for continuing operations	—	(3,752)	—	(27,625)	(1,573)	(32,950)
Capital expenditures for discontinued operations	—	—	—	(17,036)	—	(17,036)
Proceeds from sale of investments	—	—	—	45,908	—	45,908
Investments in and advances to unconsolidated subsidiaries	491	—	—	(491)	—	—
Investments in and advances to affiliates	—	—	—	(11,715)	—	(11,715)

Net cash (used in) provided by in investing activities	491	(3,752)	—	(10,959)	(1,573)	(15,793)

Financing activities:
Borrowings under revolving credit facilities	—	—	—	66,000	—	66,000
Repayments of term loans	—	—	—	(32,500)	—	(32,500)
Interest payments on 10% senior notes	—	(30,634)	—	(1)	—	(30,635)
Repayments of other long-term obligations	—	—	—	(1,072)	—	(1,072)
Note receivable from unconsolidated affiliate	17,284	—	—	(17,284)	—	—
Proceeds from stock issuances	3,817	—	—	—	—	3,817
Payment of bank amendment costs	—	—	—	(5,131)	—	(5,131)

Net cash provided by (used in) financing activities	21,101	(30,634)	—	10,012	—	479

Increase (decrease) in cash and cash equivalents	2,837	(11,301)	—	70,295	—	61,831
Cash and cash equivalents — beginning of period	1,514	42,964	—	21,458	—	65,936

Cash and cash equivalents — end of period	$4,351	$31,663	$—	$91,753	$—	$127,767

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (“financial statements”) included in Item 1 and our latest Annual Report on Form 10-K.

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

Disclosure Regarding Forward-Looking Statements

      Except for the historical information contained in the following discussion and analysis, the matters discussed below are not historical facts, but are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, we or our representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts. These forward-looking statements can be identified by the use of words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” “anticipates,” “estimates,” “project,” “intend,” or “outlook” or other variations of these words. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict or quantify. Actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond our control. These include the development of a plan of reorganization, confirmation of the plan by the Bankruptcy Court, and our ability to maintain good relations with our customers, suppliers and employees. For a detailed discussion of these and other factors and conditions, please refer to the Commitments and Contingencies section below and to the other periodic reports filed with the Securities and Exchange Commission (“SEC”) by Loral and our wholly owned subsidiary Loral Orion, Inc. (“Loral Orion”). We operate in an industry sector in which securities values may be volatile and may be influenced by economic and other factors beyond our control. We undertake no obligation to update any forward-looking statements.

Overview

Businesses

      We are a leading satellite communications company organized into two operating segments: Satellite Services and Satellite Manufacturing. Revenues as reported for the three and six months ended June 30, 2004 were $114 million and $217 million, respectively.

Satellite Services

      Through our Loral Skynet division, we lease satellite capacity and platforms to our customers for video and direct-to-home (“DTH”) broadcasting, high-speed data distribution, Internet access, communications and networking services. The satellite services business is capital intensive and highly competitive. We compete with other satellite operators and with ground-based service providers. The build-out of a satellite fleet requires substantial investment. Once these investments are made, however, the costs to maintain and operate the fleet are relatively low. The upfront investments are earned back through the leasing of transponders to customers over the life of the satellite. Beyond construction, one of the major cost factors is in-orbit insurance, an essential component given the harsh and unpredictable environment in which the satellites operate. Annual receipts from this business are fairly predictable because they are derived from an established base of long-term customer contracts.

      The satellite services market has been characterized in recent years by over-capacity, pricing pressure and competition from fiber. The downturn in the telecommunications sector led many existing Skynet customers, hampered by a slow-down in demand and lack of access to the capital markets, to postpone expansion plans. Similarly, several start-up companies that leased Skynet’s satellite capacity for the delivery of new applications failed to meet their business objectives. Following the closing of the Intelsat transaction on March 17, 2004,

Skynet’s growth will depend on its ability to differentiate itself from the competition through customized product offerings, its superior customer service and its successful marketing of available capacity on its international fleet which is well positioned to serve regions of the world where we expect demand to grow.

      Approximately 70 employees of Loral Skynet are union members and are subject to a collective bargaining agreement that expired in late May 2004. In mid-July 2004, after discussions between Loral Skynet and the union regarding the terms of an extension to the agreement did not result in a new agreement, 61 satellite controllers and technicians who are union members commenced a strike at two of Loral Skynet’s satellite control centers. Loral Skynet immediately implemented its strike contingency plan, and service to our customers has not been affected. In early August 2004, Loral Skynet reached agreement with the union on a new three-year agreement, and the striking union members have returned to work.

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

      While its requirement for ongoing capital investment is low, the satellite manufacturing industry is a knowledge-intensive business, the success of which relies heavily on its technological heritage and the skills of its workforce. The breadth and depth of talent and experience resident in SS/L’s workforce of approximately 1,400 employees is one of our key competitive advantages.

      Satellite manufacturers have high fixed costs relating primarily to labor and overhead. Based on its current cost structure, we estimate that SS/L covers its fixed costs with an average of four satellite awards a year. In October 2003, SS/L entered into binding authorizations to proceed for two satellites, and in March and April 2004, SS/L entered into contracts for two additional satellites. Cash flow in the satellite manufacturing business tends to be uneven. It takes two to three years to complete a satellite project and numerous assumptions are built into the estimated costs. Cash receipts are tied to the achievement of contract milestones, which depend in part on the ability of our subcontractors to deliver on time. In addition, the timing of satellite awards is difficult to predict, contributing to the unevenness of revenue and making it more challenging to match the workforce to the workflow.

      Satellites are extraordinarily complex devices designed to operate in the very hostile environment of space. This complexity may lead to unanticipated costs during the design, manufacture and testing of a satellite. SS/L establishes provisions for costs based on historical experience and program complexity to cover anticipated costs. Since most of SS/L’s contracts are fixed price, cost increases in excess of the provisions reduce profitability and may result in losses borne solely by SS/L, which may be material. The satellite manufacturing industry is highly competitive and, in recent years, order levels reached an unprecedented low level, resulting in manufacturing over-capacity. Buyers, as a result, are in the advantageous position of being able to negotiate contracts with favorable prices, terms and conditions. In the latter part of 2003, the order rate for new commercial satellites picked up and was expected to continue into 2004. This anticipated trend of increased orders has not continued in the first half of 2004 and is not expected for the remainder of 2004.

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

      On July 15, 2003, Loral and certain of its subsidiaries (the “Debtor Subsidiaries” and collectively with Loral, the “Debtors”), including Loral Space & Communications Corporation, Loral SpaceCom Corporation (“Loral SpaceCom”), Loral Satellite, Inc. (“Loral Satellite”), SS/L and Loral Orion, Inc. (“Loral Orion”), filed voluntary petitions for reorganization under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)) (the “Chapter 11 Cases”). We and our Debtor Subsidiaries continue to manage our properties and operate our businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code. As a result of our Chapter 11 filing, all of our prepetition debt obligations were accelerated. On July 15, 2003, we also suspended interest payments on all of our unsecured debt obligations. As of June 30, 2004, the principal amounts of our prepetition outstanding debt obligations were $1.049 billion.

      For the duration of the bankruptcy proceedings, our businesses are subject to risks and uncertainties of bankruptcy.

Sale of Assets

      In order to strengthen our balance sheet, on July 15, 2003 we agreed to sell our North American satellites and related assets to Intelsat. On March 5, 2004, we and Intelsat entered into the final amendment to the Asset Purchase Agreement, which was approved by the Bankruptcy Court and Intelsat’s bank lenders on March 16, 2004. On March 17, 2004, we completed the sale of such assets to Intelsat. We used the proceeds from the sale of the assets to repay our outstanding secured bank debt (see Notes 2 and 4 to the financial statements).

Future Outlook

      We intend to reorganize around our satellite manufacturing operations and our remaining fleet of international satellites, which will cover regions with high growth potential, such as Southeast Asia, the Middle East and South America, where the ground infrastructure is inadequate to support increased demand. We consider these operations to be a viable foundation for the further expansion of our company. We anticipate using excess cash flows from operations to populate our available slots with new satellites to meet market demand. We are in the process now of completing our long-term business plan. We believe that we will not require any additional financing to fund operations. At this time, however, it is impossible to predict accurately the effect of the Chapter 11 reorganization on us, when we may emerge from Chapter 11 and what our capital structure will be. The rights and claims of various creditors and security holders will be determined by our plan of reorganization.

      On July 22, 2004, we announced that we had reached an agreement with the creditors’ committee in our Chapter 11 Cases on the principal terms of a plan of reorganization.

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

      See Note 2 to the financial statements for a description of our Chapter 11 Cases and our reorganization plans.

Consolidated Operating Results

      See Critical Accounting Matters in our latest Annual Report on Form 10-K filed with the SEC and Note 17 to the financial statements.

      The accompanying financial statements have been prepared assuming Loral, in its current structure, will continue as a going concern. However, the factors mentioned above, among other things, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern is dependent on a number of factors including, but not limited to, our submission of a plan of reorganization, the Bankruptcy Court’s confirmation of a plan and maintaining good relations with our customers, suppliers and employees. If a plan of reorganization is not confirmed and implemented, we may be forced to liquidate under applicable provisions of the Bankruptcy Code. We cannot give any assurance of the level of recovery our creditors would receive in a liquidation. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if we were forced to liquidate.

      The following discussion of revenues and Adjusted EBITDA (see Note 17 to the financial statements) reflects the results of our operating businesses for the three and six months ended June 30, 2004 and 2003. The balance of the discussion relates to our condensed consolidated results, unless otherwise noted. Both of our business segments have been adversely affected by the downturn in the telecommunications sector, which has caused a delay in demand for new telecommunications applications and services.

      The sale of our North American satellites and related assets to Intelsat has been accounted for as a discontinued operation, resulting in our historical condensed consolidated statements of operations and statements of cash flows being reclassified to reflect such discontinued operations separately from continuing operations (see Note 2 and Note 4 to the financial statements).

Revenues:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(in millions)
Satellite services	$40.2	$40.5	$71.3	$82.6
Satellite manufacturing	113.8	81.1	214.8	212.6

Segment revenues	154.0	121.6	286.1	295.2
Eliminations(1)	(40.3)	(11.6)	(68.7)	(29.8)

Revenues as reported(2)	$113.7	$110.0	$217.4	$265.4

Adjusted EBITDA:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(in millions)
Satellite services(3)	$9.0	$5.3	$(1.2)	$9.0
Satellite manufacturing(4)	2.2	(88.5)	5.8	(101.0)
Corporate expenses(5)	(8.9)	(9.9)	(17.5)	(19.0)

Segment Adjusted EBITDA before eliminations	2.3	(93.1)	(12.9)	(111.0)
Eliminations(1)	(8.3)	(2.3)	(11.7)	(7.4)

Adjusted EBITDA	$(6.0)	$(95.4)	$(24.6)	$(118.4)

Reconciliation of Adjusted EBITDA to Net Loss:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(in millions)
Adjusted EBITDA	$(6.0)	$(95.4)	$(24.6)	$(118.4)
Depreciation and amortization(6)	(42.9)	(29.6)	(84.1)	(59.7)
Reorganization expenses due to bankruptcy	(9.6)	—	(17.9)	—

Operating loss from continuing operations	(58.5)	(125.0)	(126.6)	(178.1)
Interest and investment income	2.5	3.8	5.1	10.8
Interest expense	(1.8)	(7.9)	(3.8)	(16.4)
Gain on investment	—	16.8	—	17.9
Income tax benefit (provision)	(12.0)	2.9	(12.2)	6.8
Equity income (losses) in affiliates	47.0	(8.3)	46.6	(16.8)
Minority interest	—	—	0.1	—

Loss from continuing operations	(22.8)	(117.7)	(90.8)	(175.8)
Income (loss) from discontinued operations, net of taxes	0.1	8.3	(11.5)	18.2

Loss before extraordinary gain on acquisition of minority interest	(22.7)	(109.4)	(102.3)	(157.6)
Extraordinary gain on acquisition of minority interest	—	13.6	—	13.6

Net loss	$(22.7)	$(95.8)	$(102.3)	$(144.0)

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L for wholly owned subsidiaries.

(2)	Includes revenues from affiliates of $2.1 million and $8.1 million for the three months ended June 30, 2004 and 2003, respectively, and $5.2 million and $23.2 million for the six months ended June 30, 2004 and 2003, respectively.

(3)	The six months ended June 30, 2004 includes an impairment charge of $12 million relating to our Telstar 14/Estrela do Sul-1 satellite and related assets.

(4)	Satellite manufacturing excludes charges of $2 million and $22 million for the three and six months ended June 30, 2004, respectively, as a result of the settlement of all orbital receivables on satellites sold to Intelsat. This settlement had the effect of reducing future orbital receipts by $25 million, including $15 million relating to a satellite currently under construction. Consistent with our internal reporting for satellite manufacturing, this decrease in contract value for the satellite currently under construction is not being reflected as a decrease in satellite manufacturing revenues. These charges had no effect on our consolidated results. The three and six months ended June 30, 2003 include: (i) a charge of $24 million due to cancellation of a deposit on a launch vehicle contract; (ii) provisions for inventory obsolescence of $24 million primarily due to the absence of new satellite awards since December 2001; (iii) a charge of $13 million on the settlement of all outstanding issues with Alcatel including a contract dispute that was in arbitration; and (iv) a loss of $11 million on the acceleration of receipt of long-term receivables. For the six months ended June 30, 2003, Satellite Manufacturing Adjusted EBITDA includes a charge of $10 million on SS/L-provided vendor financing, representing the difference between the carrying value of SS/L’s receivables of $38 million and the value of the common shares received by SS/L based on the trading price of Sirius Satellite Radio, Inc. (“Sirius”) common stock on March 7, 2003 of $28 million (see Gain on Investment).

(5)	Represents corporate expenses incurred in support of our operations.

(6)	Includes additional depreciation expense of $10 million and $24 million for the three and six months ended June 30, 2004, respectively, relating to the shortening in the estimated life of our Telstar 11 satellite, which, we determined in the fourth quarter of 2003, would go out of service in June 2004 (earlier than its previously expected end of life of March 2005).

Three Months Ended June 30, 2004 Compared With 2003

Revenues from Satellite Services

	Three Months
	Ended
	June 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Revenues from satellite services	$40	$41	(1)%
Eliminations	(1)	(2)	(17)%

Revenues from satellite services as reported	$39	$39	—

      Revenues from satellite services decreased $1 million in the three months ended June 30, 2004, as compared to 2003 primarily due to a decrease in rates of $1 million, offset by an increase in transponder and network utilization of $1 million. Eliminations primarily consist of revenues from leasing transponder capacity to Satellite Manufacturing and an adjustment to reduce revenues for the implicit interest discount provided to customers who have made prepayments under long-term contracts.

Revenues from Satellite Manufacturing

	Three Months
	Ended
	June 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Revenues from satellite manufacturing	$114	$81	40%
Eliminations	(39)	(10)	293%

Revenues from satellite manufacturing as reported	$75	$71	5%

      Revenues from satellite manufacturing increased $33 million in the three months ended June 30, 2004, as compared to 2003 primarily resulting from an increase in revenues of $44 million from the new orders received in the fourth quarter of 2003, offset by a decrease in revenues from satellite programs nearing completion under the percentage of completion method. Eliminations primarily consist of revenues from satellites under construction by SS/L for Satellite Services which increased due to the timing of work performed and costs incurred under the percentage of completion method. As a result of the above, revenues from satellite manufacturing as reported increased $4 million in 2004 as compared to 2003.

Cost of Satellite Services

	Three Months
	Ended
	June 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Cost of satellite services includes:
Depreciation and amortization	$35	$22	59%
Other cost of satellite services	18	25	(31)%

Cost of satellite services	$53	$47	12%

Cost of satellite services as a % of satellite services revenues as reported	136%	121%

      The increase of $6 million in the three months ended June 30, 2004, as compared to 2003 was primarily due to a net increase in depreciation expense of $13 million primarily relating to the shortening in the estimated life of the Telstar 11 satellite, which, we determined in the fourth quarter of 2003, would go out of service in June 2004 (earlier than its previously expected end of life of March 2005) and depreciation for a satellite which commenced service at the end of March 2004. This was offset by reduced external satellite capacity costs of $2 million, decreased insurance costs of $2 million primarily resulting from non-renewal of insurance for Telstar 11 in the fourth quarter of 2003 and from the lower premium on renewal for Telstar 10/ Apstar IIR due to changes to coverage and lower costs in 2004 due to headcount and other cost reductions of approximately $3 million.

Cost of Satellite Manufacturing

	Three Months
	Ended
	June 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Cost of satellite manufacturing includes:
Loss on cancellation of deposits	$—	$24
Provisions for inventory obsolescence	—	24
Accrual for Alcatel settlement	—	13
Loss on acceleration of receipt of long-term receivables	—	11
Other cost of satellite manufacturing	79	81

Cost of satellite manufacturing	$79	$153	(48)%

Cost of satellite manufacturing as a % of satellite manufacturing revenue as reported	106%	215%

      The decrease of $74 million in the three months ended June 30, 2004, as compared to 2003 was primarily due to the charges incurred in 2003 that were not incurred in 2004 as detailed in the above table, lower overall volume as satellite programs neared completion under the percentage of completion method in 2004 and lower costs in 2004 due to headcount reductions. This was offset by costs incurred on the new satellite orders received in the fourth quarter of 2003.

Selling, General and Administrative Expenses

	Three Months
	Ended
	June 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Selling, general and administrative expenses	$31	$35	(11)%
% of revenues as reported	27%	32%

      The decrease in selling, general and administrative expenses in the three months ended June 30, 2004, as compared to 2003 was primarily due to lower research and development expenses and bid and proposal expenses of $5 million at SS/L and lower corporate office expenses of $1 million, offset by higher bad debt expense of $2 million.

Reorganization Expenses Due to Bankruptcy

      Reorganization expenses due to bankruptcy in 2004 were $10 million in the three months ended June 30, 2004, which includes professional fees of $5 million associated with bankruptcy services, employee retention costs of $4 million and severance costs of $1 million.

Interest and Investment Income

	Three Months
	Ended
	June 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Interest and investment income	$2	$4	(35)%

      The decrease of $2 million in the three months ended June 30, 2004, as compared to 2003 was due to lower interest income earned on satellite manufacturing programs.

Interest Expense

	Three Months
	Ended
	June 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Interest cost before capitalized interest	$2	$12	(84)%
Capitalized interest	—	(4)	(100)%

Interest expense	$2	$8	(77)%

      Interest cost before capitalized interest decreased $10 million in the three months ended June 30, 2004, as compared to 2003. This was due to the fact that subsequent to our voluntary petitions for reorganization on July 15, 2003, we recognized and paid interest only on our secured bank debt and stopped recognizing and paying interest on all other outstanding debt obligations and preferred stock. Capitalized interest decreased to zero in the three months ended June 30, 2004, which was due to us no longer incurring interest expense on our secured bank debt that we repaid in March 2004. Interest cost will continue to be minimal for the foreseeable future due to the repayment of all of our secured bank debt on March 17, 2004. As a result of the above, interest expense decreased $6 million in 2004 as compared to 2003.

Gain on Investment

      During the three months ended June 30, 2003, we realized a $17 million gain on the sale of the remaining 41 million shares of our Sirius common stock.

Income Tax (Provision) Benefit

      During 2004 and 2003, we continued to maintain the 100% valuation allowance established at December 31, 2002 and recorded no benefit for our domestic loss. For the three months ended June 30, 2004, we recorded a tax provision of $12.0 million on a pre-tax loss of $57.9 million, which primarily includes the additional valuation allowance of $11.4 million related to the reversal of deferred tax liabilities from Accumulated Other Comprehensive Loss (see Notes 3 and 6 to the financial statements) and a provision for foreign income taxes. For the three months ended June 30, 2003, we recorded a tax benefit of $3.0 million on a pre-tax loss of $112.3 million, which primarily includes the reclassification of a tax provision to income from discontinued operations offset by a deferred tax liability recorded for certain foreign entities.

Equity Income (Losses) in Affiliates

	Three Months
	Ended
	June 30,

	2004	2003

	(In millions)
XTAR	$—	$(1)
Satmex	—	(8)
Globalstar and Globalstar service provider partnerships	47	1

	$47	$(8)

      In connection with Globalstar’s liquidation on June 29, 2004, we recorded equity income of $47 million relating to Globalstar, on the reversal of vendor financing that was non-recourse to SS/L in the event of non-payment by Globalstar. The decrease in equity losses in Satmex of $8 million was due to our write-off of our remaining investment of $29 million in Satmex in the third quarter of 2003. Accordingly, there is no longer any requirement for us to provide for our allocated share of Satmex’s net losses subsequent to September 30, 2003. Our losses from XTAR also decreased in 2004 as compared to 2003 primarily due to lower profit elimination, as the satellite nears completion. See Note 9 to the financial statements.

Discontinued Operations

      Represents the results of the North American satellites and related assets sold to Intelsat on March 17, 2004. For the purpose of this presentation, in accordance with SFAS 144, all indirect costs normally associated with these operations have been included in continuing operations. These indirect costs include telemetry, tracking and control, access control, maintenance and engineering, selling and marketing and general and administrative. See Note 4 to the financial statements.

Extraordinary Gain on Acquisition of Minority Interest

      As a result of receiving Alcatel’s minority interest in CyberStar, L.P. on June 30, 2003 (as part of a settlement arrangement with Alcatel), we recognized an extraordinary gain of $14 million in the three months ended June 30, 2003, which represents the extinguishment of the minority interest liability less the fair value of the acquired net assets.

Preferred Dividends

	Three Months
	Ended
	June 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Preferred dividends	$—	$3	(100)%

      The decrease of $3 million in the three months ended June 30, 2004, as compared to 2003 was primarily due to the adoption of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”) on July 1, 2003, which requires that dividends be included in interest expense (see Interest Expense).

Six Months Ended June 30, 2004 Compared With 2003

Revenues from Satellite Services

	Six Months
	Ended
	June 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Revenues from satellite services	$71	$83	(14)%
Eliminations	(3)	(4)	(12)%

Revenues from satellite services as reported	$68	$79	(14)%

      Revenues from Satellite Services decreased $12 million in the six months ended June 30, 2004, as compared to 2003, primarily due to decreases in rates of $5 million and reduced transponder and network utilization of $6 million. Eliminations primarily consist of revenues from leasing transponder capacity to Satellite Manufacturing and an adjustment to reduce revenues for the implicit interest discount provided to customers who have made prepayments under long-term contracts.

Revenues from Satellite Manufacturing

	Six Months
	Ended
	June 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Revenues from satellite manufacturing	$215	$213	1%
Eliminations	(66)	(27)	148%

Revenues from satellite manufacturing as reported	$149	$186	(20)%

      Revenues from Satellite Manufacturing increased $2 million in the six months ended June 30, 2004, as compared to 2003 primarily resulting from a $73 million increase in revenues from the new orders received in the fourth quarter of 2003, offset by a decrease in revenues from satellite programs nearing completion under the percentage of completion method. Eliminations primarily consist of revenues from satellites under construction by SS/L for Satellite Services which increased due to the timing of work performed and costs incurred under the percentage of completion method. As a result of the above, revenues from Satellite Manufacturing as reported decreased $37 million in 2004 as compared to 2003.

Cost of Satellite Services

	Six Months
	Ended
	June 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Cost of satellite services includes:
Depreciation and amortization	$72	$46	57%
Other cost of satellite services	44	48	(8)%

Cost of satellite services	$116	$94	24%

Cost of satellite services as a % of satellite services revenues as reported	171%	119%

      The increase of $22 million in the six months ended June 30, 2004, as compared to 2003 was primarily due to an increase in depreciation expense of $26 million primarily relating to the shortening in the estimated life of the Telstar 11 satellite, which, we determined in the fourth quarter of 2003, would go out of service in

June 2004 (earlier than its previously expected end of life of March 2005) and depreciation for our Telstar 14/Estrela do Sul-1 satellite which commenced service at the end of March 2004 and an impairment charge of $12 million for Telstar 14/Estrela do Sul-1 satellite and related assets to reduce the carrying values to the expected proceeds from insurance of $250 million. This was offset by reduced external satellite capacity costs of $5 million, decreased insurance costs of $4 million primarily resulting from non-renewal of insurance for Telstar 11 in the fourth quarter of 2003 and from the lower premium on renewal for Telstar 10/ Apstar IIR due to changes to coverage and lower costs in 2004 due to headcount and other cost reductions of approximately $8 million. The increases in cost of satellite services as a percentage of revenues in 2004 as compared to 2003 was primarily due to the increase in depreciation expense and reduced revenues.

Cost of Satellite Manufacturing

	Six Months
	Ended
	June 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Cost of satellite manufacturing includes:
Loss on cancellation of deposits	$—	$24
Provisions for inventory obsolescence	—	24
Accrual for Alcatel settlement	—	13
Loss on acceleration of receipt of long-term receivables	—	11
Valuation allowance on vendor financing receivables	—	10
Other cost of satellite manufacturing	147	201

Cost of satellite manufacturing	$147	$283	(48)%

Cost of satellite manufacturing as a % of satellite manufacturing revenue as reported	99%	152%

      The decrease of $136 million in the six months ended June 30, 2004, as compared to 2003 was primarily due to the charges incurred in 2003 that were not incurred in 2004 as detailed in the above table, lower overall volume as satellite programs neared completion under the percentage of completion method in 2004 and lower costs in 2004 due to headcount reductions. This was offset by costs incurred in 2004 on the new satellite orders received in the fourth quarter of 2003.

Selling, General and Administrative Expenses

	Six Months
	Ended
	June 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Selling, general and administrative expenses	$62	$66	(6)%
% of revenues as reported	29%	25%

      The decrease in selling, general and administrative expenses in the six months ended June 30, 2004, as compared to 2003 was primarily due to lower research and development expenses and bid and proposal expenses of $2 million at SS/ L and lower corporate office expenses of $2 million.

Reorganization Expenses Due to Bankruptcy

      Reorganization expenses due to bankruptcy in the six months ended June 30, 2004 were $18 million, which includes professional fees of $10 million associated with bankruptcy services, employee retention costs of $7 million and severance costs of $1 million.

Interest and Investment Income

	Six Months
	Ended
	June 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Interest and investment income	$5	$11	(54)%

      The decrease of $6 million in the six months ended June 30, 2004, as compared to 2003 was due to lower interest income earned on satellite manufacturing programs.

Interest Expense

	Six Months
	Ended
	June 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Interest cost before capitalized interest	$5	$24	(80)%
Capitalized interest	(1)	(8)	(87)%

Interest expense	$4	$16	(77)%

      Interest cost before capitalized interest decreased $19 million in the six months ended June 30, 2004, as compared to 2003. This was due to the fact that subsequent to our voluntary petitions for reorganization on July 15, 2003, we recognized and paid interest only on our secured bank debt and stopped recognizing and paying interest on all other outstanding debt obligations and preferred stock. Capitalized interest decreased to $1 million for the six months ended June 30, 2004, which was due to us no longer incurring interest expense on our secured bank debt that we repaid in March 2004. Interest cost will continue to be minimal for the foreseeable future due to the repayment of all of our secured bank debt on March 17, 2004. As a result of the above, interest expense decreased $12 million in 2004 as compared to 2003.

Gain on Investment

      During the six months ended June 30, 2003, we realized an $18 million gain on the sale of all 59 million shares of our Sirius common stock.

Income Tax (Provision) Benefit

      During 2004 and 2003, we continued to maintain the 100% valuation allowance established at December 31, 2002 and recorded no benefit for our domestic loss. For the six months ended June 30, 2004, we recorded a tax provision of $12.2 million on a pre-tax loss of $125.4 million, which primarily includes the additional valuation allowance of $11.4 million related to the reversal of deferred tax liabilities from Accumulated Other Comprehensive Loss (see Notes 3 and 6 to the financial statements) and a provision for foreign income taxes. For the six months ended June 30, 2003, we recorded a tax benefit of $6.8 million on a pre-tax loss of $165.8 million, which primarily includes the reclassification of a tax provision to income from discontinued operations offset by a deferred tax liability recorded for certain foreign entities.

Equity Income (Losses) in Affiliates

	Six Months
	Ended
	June 30,

	2004	2003

	(In millions)
XTAR	$—	$(4)
Satmex	—	(14)
Globalstar and Globalstar service provider partnerships	47	1

	$47	$(17)

      In connection with Globalstar’s liquidation on June 29, 2004, we recorded equity income of $47 million relating to Globalstar, on the reversal of vendor financing that was non-recourse to SS/L in the event of non-payment by Globalstar. The decrease in equity losses in Satmex of $14 million was due to our write-off of our remaining investment of $29 million in Satmex in the third quarter of 2003. Accordingly, there is no longer any requirement for us to provide for our allocated share of Satmex’s net losses subsequent to September 30, 2003. Our losses from XTAR also decreased in 2004 as compared to 2003 primarily due to lower profit elimination, as the satellite nears completion. See Note 9 to the financial statements.

Discontinued Operations

      Represents the results of the North American satellites and related assets sold to Intelsat. In 2004, the results of the discontinued operations are for the period from January 1, 2004 to March 17, 2004, the date of the sale and include the write-off of approximately $11 million of debt issue costs to interest expense relating to our secured debt that was repaid. For the purpose of this presentation, in accordance with SFAS 144, all indirect costs normally associated with these operations have been included in continuing operations. These indirect costs include telemetry, tracking and control, access control, maintenance and engineering, selling and marketing and general and administrative. See Note 4 to the financial statements.

Extraordinary Gain on Acquisition of Minority Interest

      As a result of receiving Alcatel’s minority interest in CyberStar, L.P. on June 30, 2003 (as part of a settlement arrangement with Alcatel), we recognized an extraordinary gain of $14 million, which represents the extinguishment of the minority interest liability less the fair value of the acquired net assets.

Preferred Dividends

	Six Months
	Ended
	June 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Preferred dividends	$—	$7	(100)%

      The $7 million decrease in the six months ended June 30, 2004, as compared to 2003 was primarily due to the adoption of SFAS 150 on July 1, 2003, which requires that dividends be included in interest expense (see Interest expense).

Consolidated Backlog

      Backlog before eliminations was $1.3 billion at June 30, 2004 (including approximately $278 million for Telstar 14/Estrela do Sul-1 that we will fully realize assuming a replacement satellite is put in service) and $1.8 billion (including $479 million related to the North American satellites sold to Intelsat) at December 31, 2003, which includes $38 million and $45 million, respectively, as a result of transactions entered into with affiliates and related parties for the construction of satellites (primarily with XTAR). Backlog at June 30, 2004 does not include approximately $119 million for the construction of a satellite for a satellite order currently being finalized. Backlog at December 31, 2003, did not include approximately $240 million for the construction of two satellites for satellite orders that were being finalized.

Results by Operating Segment

Satellite Services

					% Increase/(Decrease)
	Three Months		Six Months
	Ended		Ended		Three Months	Six Months
	June 30,		June 30,		Ended	Ended
					June 30,	June 30,
	2004	2003	2004	2003	2004 v. 2003	2004 v. 2003

	(In millions)		(In millions)
Satellite services revenues	$40	$41	$71	$83	(1)%	(14)%
Cost of satellite services	(53)	(47)	(116)	(94)	12%	24%
Selling, general and administrative expenses	(13)	(11)	(28)	(26)	34%	9%

Operating loss	(26)	(17)	(73)	(37)	56%	99%
Add: depreciation and amortization	35	22	72	46	59%	57%

Adjusted EBITDA before eliminations	$9	$5	$(1)	$9	67%	(114)%

      See Revenues from Satellite Services, Cost of Satellite Services and Selling, General and Administrative Expenses, for explanations of the changes in these items for the periods presented. During the six months ended June 30, 2004, Satellite Services recorded an impairment charge of $12 million to reduce the carrying value of its Telstar 14/Estrela do Sul-1 satellite (“EDS”) and related assets to the expected proceeds from insurance of $250 million (see Note 8 to the financial statements). The net increase in depreciation and amortization expense of $13 million and $26 million for the three and six months ended June 30, 2004 and 2003, respectively, was primarily due to the shortening in the estimated life of a satellite and depreciation for EDS which commenced service at the end of March 2004. As a result of the above, Adjusted EBITDA before eliminations increased $4 million for the three months ended June 30, 2004 as compared to 2003 and decreased $10 million for the six months ended June 30, 2004 as compared to 2003.

      As of June 30, 2004, Satellite Services had four satellites in-orbit (including EDS launched in January 2004 that did not fully deploy its solar array, see above, and Telstar 18 launched in June 2004 that is expected to go into service during the third quarter of 2004, see below). At June 30, 2004, Satellite Services’ backlog totaled approximately $798 million, including intercompany backlog of approximately $35 million. At December 31, 2003, satellite services’ backlog totaled approximately $1.3 billion (including $479 million related to the North American satellites sold to Intelsat and intercompany backlog of approximately $37 million).

      Following its launch on June 28, 2004, the Telstar 18 satellite separated from its launch rocket’s upper stage prematurely and was placed into a lower than expected transfer orbit. Telstar 18 has since been raised to its final orbital position and is in the process of completing in-orbit testing. We believe, based on current available data, that Telstar 18 has sufficient fuel remaining to exceed its 13-year specified design life.

Satellite Manufacturing

					% Increase/(Decrease)
	Three Months		Six Months
	Ended		Ended		Three Months	Six Months
	June 30,		June 30,		Ended	Ended
					June 30,	June 30,
	2004	2003	2004	2003	2004 v. 2003	2004 v. 2003

	(In millions)		(In millions)
Satellite manufacturing revenues	$114	$81	$215	$213	40%	1%
Cost of satellite manufacturing	(111)	(161)	(204)	(306)	(31)%	(33)%
Selling, general and administrative expenses	(8)	(16)	(17)	(22)	(54)%	(22)%

Operating loss	(5)	(96)	(6)	(115)	(95)%	(94)%
Add: depreciation and amortization	7	7	12	14	2%	(11)%

Adjusted EBITDA before eliminations	$2	$(89)	$6	$(101)	103%	106%

      See Revenues from Satellite Manufacturing, Cost of Satellite Manufacturing and Selling, General and Administrative Expenses, for explanations of the changes in these items for the periods presented. Satellite Manufacturing’s results for the three and six months ended June 30, 2004 exclude charges of $2 million and $22 million, respectively, as a result of the settlement of all orbital receivables on satellites sold to Intelsat. These charges had no effect on our consolidated results (see Note 17 to the financial statements). The decrease of $2 million in depreciation and amortization in the six months ended June 30, 2004, as compared to 2003 was primarily due to reduced capital spending from 2001 to 2003. As a result of the above, Adjusted EBITDA before eliminations increased $91 million and $107 million for the three and six months ended June 30, 2004 and 2003, respectively.

      As of June 30, 2004, backlog for SS/L was approximately $462 million (which does not include approximately $119 million for the construction of one satellite for a satellite order that is currently being finalized), including intercompany backlog of approximately $79 million. At December 31, 2003, backlog for SS/L was approximately $536 million (which did not include approximately $240 million for the construction of two satellites for satellite orders that were being finalized), including intercompany backlog of approximately $145 million.

Liquidity and Capital Resources

Cash and Available Credit

      As of June 30, 2004, we had $187 million of available cash and $15 million of restricted cash (supporting $10 million of letters of credit) after repayment of all $967 million of our secured bank debt on March 17, 2004 and had no further available credit. Cash flow from Satellite Services is fairly predictable because it is derived from an existing base of long-term customer contracts. Cash flow from Satellite Manufacturing, however, is not as predictable, because it depends on a number of factors, some of which are not within SS/L’s control. For example, it takes two to three years to complete a satellite project and numerous assumptions are built into the estimated costs. Cash receipts are tied to the achievement of contract milestones, which depend in part on the ability of our subcontractors to deliver on time. In addition, the timing of satellite awards is difficult to predict, contributing to the unevenness of revenue and making it more challenging to match the workforce to the workflow. In light of our financial condition, some of SS/L’s customers have requested the posting of bid bonds, letters of credit and or other evidence of a source of liquidity to support new satellite orders. It is difficult to predict if such requests will be made in the future, and if they are made, whether SS/L will be able to satisfy such customer requests or what level of capital may be required in order to do so.

Contractual Obligations

      Contractual obligations, as previously disclosed in our latest Annual Report on Form 10-K, have been reduced by $967 million due to the repayment of all of our outstanding secured bank debt on March 17, 2004 (see Note 2 to the financial statements) and reduced by $47 million due to the reversal of non-recourse vendor financing upon Globalstar’s liquidation on June 29, 2004 (see Note 9 to the financial statements).

Cash Collateral

      On the date the Chapter 11 Cases were commenced, the Bankruptcy Court entered an order authorizing the Debtors to use their existing cash and cash proceeds of the bank lenders’ collateral to fund all operating expenses associated with their businesses in accordance with an agreed upon budget and in accordance with certain other terms set forth in the order. This order has been terminated, and, accordingly, we are free to use our cash without further restriction or requirement.

Net Cash Provided by Operating Activities

      Net cash provided by operating activities in the six months ended June 30, 2004 was $68 million. This was primarily due to an increase in customer advances of $72 million primarily due to the start up of new satellite programs in 2004 and a decrease in contracts-in-process of $30 million primarily resulting from net collections on customer contracts, offset by net loss adjusted for non-cash items of $30 million.

      Net cash provided by operating activities in the six months ended June 30, 2003 was $28 million. This was primarily due to a decrease in contracts-in-process of $68 million primarily resulting from net collections on customer contracts and a decrease in long-term receivables of $55 million primarily resulting from accelerated collections of orbital receivables, offset by a decrease in customer advances of $46 million primarily due to progress on satellite programs and net loss adjusted for non-cash items of $26 million.

Net Cash Provided by Discontinued Operations

      Represents the net cash provided from the North American satellites and related equipment sold.

Net Cash Provided by (Used in) Investing Activities

      Net cash provided by investing activities was $914 million in the six months ended June 30, 2004. This primarily resulted from the $954 million of proceeds from the sale of our North American satellites and related assets, net of expenses, offset by capital expenditures for continuing operations of $24 million and capital expenditures for discontinued operations of $11 million, mainly for the construction of satellites, and investments in and advances to affiliates of $5 million, primarily for XTAR.

      Net cash used in investing activities was $16 million in the six months ended June 30, 2003. This primarily resulted from capital expenditures for continuing operations of $33 million and capital expenditures for discontinued operations of $17 million mainly for the construction of satellites, and advances to affiliates of $12 million, primarily for XTAR, offset by $46 million of proceeds from the sale of Sirius common stock.

Net Cash (Used in) Provided by Financing Activities

      Net cash used in financing activities was $967 million in the six months ended June 30, 2004, resulting from our repayment of our bank term loans and revolving credit facilities, primarily with the proceeds from the sale of the North America satellites and related assets.

      Net cash provided by financing activities was $0.5 million in the six months ended June 30, 2003, primarily due to net borrowings under revolving credit facilities of $66 million, offset by debt amortization payments of $64 million (including $31 million of interest payments on the 10% senior notes).

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

Affiliate Matters

      Loral has made certain investments in joint ventures in the satellite services business that are accounted for under the equity method of accounting. See Note 9 to the financial statements.

Commitments and Contingencies

Risk Factors

      Our business and operations are subject to a significant number of risks. The most significant of these risks are summarized in, and the reader’s attention is directed to, the section of our Annual Report on Form 10-K for the year ended December 31, 2003 entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Commitments and Contingencies — Risk Factors.” In addition, the reader is referred to Note 15 (Commitments and Contingencies) of the financial statements of this Quarterly Report on Form 10-Q for further discussion of these risks.

Other Matters

Accounting Pronouncements

      During 2004, we adopted a new accounting pronouncement (see Note 18 to the financial statements).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      When we filed Chapter 11, SS/L’s hedges with counterparties (primarily yen-denominated forward contracts) were cancelled leaving SS/L vulnerable to foreign currency fluctuations in the future. The inability to enter into forward contracts exposes SS/L’s future revenues, costs and cash associated with anticipated yen denominated receipts and payments to currency fluctuations. As of June 30, 2004, SS/L had the following amounts denominated in Japanese yen (which has been translated into U.S. dollars based on the June 30, 2004 exchange rate) that were unhedged (in millions):

	Japanese Yen	U.S. $

Future revenues	¥1,090	$10.1
Future expenditures	1,134	10.5
Contracts-in-process (unbilled receivables)	1,523	14.1

      At June 30, 2004, SS/L also had future expenditures in euros of 1.8 million ($2.2 million U.S.) that were unhedged.

Item 4.	Disclosure Controls and Procedures

      (a) Disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of June 30, 2004, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to Loral and its consolidated subsidiaries required to be in our filings under the Securities and Exchange Act of 1934 would be made known to them by others within those entities in a timely manner.

      (b) Internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(f) and 15-d-15(f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

      Loral and certain of its subsidiaries (the “Debtor Subsidiaries”) filed voluntary petitions for reorganization under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) on July 15, 2003 in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). We and our Debtor Subsidiaries continue to manage our properties and operate our businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code.

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

      As a result of our commencement of the Chapter 11 Cases, the pursuit of pending claims and litigation against us arising prior to or relating to events which occurred prior to the commencement of the Chapter 11 Cases is generally subject to an automatic stay under Section 362 of the Bankruptcy Code, and, absent further order of the Bankruptcy Court, a party is generally prohibited from taking any action to recover any prepetition claims, enforce any lien against or obtain possession of any property from us. In addition, pursuant to Section 365 of the Bankruptcy Code, we may reject or assume prepetition executory contracts and unexpired leases, and parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court which will be addressed in the context of the Chapter 11 Cases.

      See Note 15 to the financial statements.

Item 3.	Defaults Upon Senior Securities

      (a) On July 15, 2003, we and our Debtor Subsidiaries filed voluntary petitions for reorganization under the Bankruptcy Code in the Bankruptcy Court (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)). As a result of our voluntary petitions for reorganization, our prepetition debt obligations were accelerated (see Note 12 to the financial statements). On July 15, 2003, we suspended interest payments on all of our unsecured senior notes. As of June 30, 2004, the principal amounts of our prepetition outstanding debt obligations were $1.049 billion.

      (b) In August 2002, our Board of Directors approved a plan to suspend indefinitely the future payment of dividends on Loral’s Series C and D preferred stock. Accordingly, we deferred the payment of quarterly dividends due on our Series C preferred stock commencing on November 1, 2002 and the payment of quarterly dividends due on our Series D preferred stock commencing on November 15, 2002. Because we have failed to pay dividends on the Series C and the Series D preferred stock for six consecutive quarters, holders of the majority of each class of such preferred stock are now entitled, subject to the applicable effects of the Chapter 11 Cases and Loral’s Bermuda insolvency proceedings, to elect two additional directors, for a total of four directors, to Loral’s Board of Directors.

      We do not intend to make interest or dividend payments to cure these defaults, and the lenders, noteholders and preferred stockholders have not issued waivers related to these defaults.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following exhibits are filed as part of this report:

      Exhibit 12 — Computation of Deficiency of Earnings to Cover Fixed Charges

      Exhibit 31.1 — Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 31.2 — Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.1 — Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.2 — Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

Date of Report		Description

April 1, 2004	Item 2 — Acquisition or Disposition of Assets	Closing of Intelsat transaction
	Item 7 — Financial Statements, Pro Forma Financial Information and Exhibits	Pro forma financial statements reflecting the sale of assets
April 7, 2004	Item 9 — Regulation FD Disclosure	Monthly Operating Report for the Period of January 24, 2004 through February 22, 2004 as filed with the U.S. Bankruptcy Court for the Southern District of New York.
May 11, 2004	Item 9 — Regulation FD Disclosure	Monthly Operating Report for the Period of February 23, 2004 through March 31, 2004 as filed with the U.S. Bankruptcy Court for the Southern District of New York.
June 4, 2004	Item 9 — Regulation FD Disclosure	Monthly Operating Report for the Period of April 1, 2004 through April 23, 2004 as filed with the U.S. Bankruptcy Court for the Southern District of New York.
June 24, 2004	Item 9 — Regulation FD Disclosure	Monthly Operating Report for the Period of April 24, 2004 through May 21, 2004 as filed with the U.S. Bankruptcy Court for the Southern District of New York.
June 30, 2004	Item 5 — Other Events and Required FD Disclosure	Telstar 18 launch anomoly

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

LORAL SPACE & COMMUNICATIONS LTD.

/s/ RICHARD J. TOWNSEND

Richard J. Townsend
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
and Registrant’s Authorized Officer

Date: August 5, 2004

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