Form 10-Q
period 2004-09-30
LORAL SPACE & COMMUNICATIONS LTD
filed 2004-11-09
CIK 1006269

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

      As of October 31, 2004, there were 44,125,202 shares of Loral Space & Communications Ltd. common stock outstanding.

PART 1.

FINANCIAL INFORMATION

Item 1.	Financial Statements

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$168,923	$141,644
Accounts receivable, net	10,926	22,969
Contracts-in-process	82,896	62,063
Inventories	36,155	42,456
Insurance proceeds receivable	—	122,770
Other current assets	23,615	36,004

Total current assets	322,515	427,906
Property, plant and equipment, net	834,487	1,828,282
Long-term receivables	89,907	70,749
Investments in and advances to affiliates	49,053	46,674
Deposits	9,000	9,000
Other assets	48,440	73,130

Total assets	$1,353,402	$2,455,741

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$37,031	$50,656
Accrued employment costs	34,458	23,532
Customer advances and billings in excess of costs and profits	266,135	239,225
Deferred gain on sale of assets (Note 4)	20,999	—
Accrued interest	—	1,319
Income taxes payable	4,204	269
Other current liabilities	16,731	9,870

Total current liabilities	379,558	324,871
Pension and other postretirement liabilities	18,646	10,983
Long-term liabilities	76,192	66,947

Total liabilities not subject to compromise	474,396	402,801
Liabilities subject to compromise (Note 11)	1,859,201	2,906,095
Minority interest	2,415	2,515
Commitments and contingencies (Notes 2, 9, 11, 12, and 15)
Shareholders’ deficit:
Common stock, $.10 par value	4,413	4,413
Paid-in capital	3,392,829	3,392,829
Treasury stock, at cost	(3,360)	(3,360)
Unearned compensation	(107)	(168)
Retained deficit	(4,305,243)	(4,171,536)
Accumulated other comprehensive loss	(71,142)	(77,848)

Total shareholders’ deficit	(982,610)	(855,670)

Total liabilities and shareholders’ deficit	$1,353,402	$2,455,741

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues from satellite services	$32,870	$37,308	$100,851	$116,509
Revenues from sales-type lease arrangement — satellite services (Note 8)	87,200	—	87,200	—
Revenues from satellite manufacturing	78,545	(23,568)	227,951	162,676

Total revenues	198,615	13,740	416,002	279,185
Cost of satellite services	33,509	41,778	149,701	135,656
Cost of sales-type lease arrangement — satellite services (Note 8)	79,543	—	79,543	—
Cost of satellite manufacturing	84,025	14,993	231,556	298,410
Selling, general and administrative expenses	27,178	39,623	89,539	105,822

Loss from continuing operations before reorganization expenses due to bankruptcy	(25,640)	(82,654)	(134,337)	(260,703)
Reorganization expenses due to bankruptcy	(9,487)	(8,760)	(27,357)	(8,760)

Operating loss from continuing operations	(35,127)	(91,414)	(161,694)	(269,463)
Interest and investment income	2,316	675	7,350	11,516
Interest expense (contractual interest was $11,332 and $8,785 and $31,991 and $26,382 for the three and nine months ended September 30, 2004 and 2003, respectively, Note 12)	(937)	(90)	(768)	(17,687)
Other income (expense)	1,927	957	(2,075)	2,106
Gain on investment	—	—	—	17,900

Loss from continuing operations before income taxes, equity income (losses) in affiliates and minority interest	(31,821)	(89,872)	(157,187)	(255,628)
Income tax (provision) benefit	199	562	(11,984)	7,361

Loss from continuing operations before equity income (losses) in affiliates and minority interest	(31,622)	(89,310)	(169,171)	(248,267)
Equity income (losses) in affiliates (Note 9)	(53)	(38,808)	46,527	(55,646)
Minority interest	(26)	89	100	65

Loss from continuing operations	(31,701)	(128,029)	(122,544)	(303,848)
(Loss) income from discontinued operations (Note 4)	299	2,120	(11,163)	20,361

Loss before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(31,402)	(125,909)	(133,707)	(283,487)
Cumulative effect of change in accounting principle	—	(1,970)	—	(1,970)
Extraordinary gain on acquisition of minority interest	—	—	—	13,615

Net loss	(31,402)	(127,879)	(133,707)	(271,842)
Preferred dividends	—	—	—	(6,719)

Net loss applicable to common shareholders	$(31,402)	$(127,879)	$(133,707)	$(278,561)

Basic and diluted (loss) earnings per share (Note 16):
Continuing operations	$(0.72)	$(2.91)	$(2.78)	$(7.10)
Discontinued operations	0.01	0.05	(0.25)	0.46

Loss before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(0.71)	(2.86)	(3.03)	(6.64)
Cumulative effect of change in accounting principle	—	(0.04)	—	(0.04)
Extraordinary gain on acquisition of minority interest	—	—	—	0.31

Loss per share	$(0.71)	$(2.90)	$(3.03)	$(6.37)

Weighted average shares outstanding:
Basic and diluted	44,125	44,107	44,125	43,723

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2004	2003

Operating activities:
Net loss	$(133,707)	$(271,842)
Non-cash items:
Loss (income) from discontinued operations	11,163	(20,361)
Cumulative effect of change in accounting principle	—	1,970
Extraordinary gain on acquisition of minority interest	—	(13,615)
Equity (income) losses in affiliates	(46,527)	55,646
Minority interest	(100)	(65)
Deferred taxes	11,434	3,656
Depreciation and amortization	105,458	88,446
Impairment charge on satellite and related assets	11,989	—
Profit on sales-type lease arrangement (Note 8)	(7,657)	—
Adjustment to revenue straightlining assessment	1,149	4,086
(Recoveries of) provisions for bad debts	(1,606)	7,714
Provisions for inventory obsolescence	2,263	35,107
Loss on equipment disposals	—	243
Valuation allowance on vendor financing receivables	—	10,008
Loss on cancellation of deposits	—	23,500
Loss on acceleration of receipt of long-term receivables	—	10,893
Charge on conversion of sales arrangement to lease arrangement	—	10,098
Accrual for Alcatel settlement	—	8,000
Gain on investment	—	(17,900)
Non-cash net (gain) loss on foreign currency transactions and interest	(1,641)	5,501
Changes in operating assets and liabilities:
Accounts receivable, net	11,091	(816)
Contracts-in-process	31,895	26,331
Inventories	4,038	(758)
Long-term receivables	(10,794)	75,612
Deposits	—	22,750
Other current assets and other assets	1,764	20,634
Accounts payable	2,419	11,429
Accrued expenses and other current liabilities	987	(2,130)
Customer advances	68,850	(53,956)
Income taxes payable	(2,742)	(598)
Pension and other postretirement liabilities	3,315	8,016
Long-term liabilities	(4,600)	(8,835)
Other	92	234

Net cash provided by continuing operating activities	58,533	38,998

Net cash provided by discontinued operations	18,351	56,491

Investing activities:
Capital expenditures for continuing operations	(19,441)	(44,928)
Capital expenditures for discontinued operations	(11,185)	(41,578)
Proceeds from the sales of assets, net of expenses (Note 2)	953,619	—
Proceeds from sale of investment	—	45,908
Investments in and advances to affiliates	(5,711)	(18,591)

Net cash provided by (used in) investing activities	917,282	(59,189)

Financing activities:
Repayments of term loans	(576,500)	(32,500)
Repayments of revolving credit facilities	(390,387)	—
Borrowings under revolving credit facilities	—	71,400
Interest payments on 10% senior notes	—	(30,635)
Repayments of other long-term obligations	—	(6,434)
Proceeds from stock issuances	—	3,869
Payment of bank amendment costs	—	(5,131)

Net cash (used in) provided by financing activities	(966,887)	569

Net increase in cash and cash equivalents	27,279	36,869
Cash and cash equivalents — beginning of period	141,644	65,936

Cash and cash equivalents — end of period	$168,923	$102,805

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business

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

Satellite Services, managed by our Loral Skynet division, generates its revenues and cash from providing satellite capacity and networking infrastructure to customers for video and direct to home (“DTH”) broadcasting, high-speed data distribution, Internet access, communications and networking services.

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

Reorganization

      On October 22, 2004, we filed a revised plan of reorganization (the “Plan”) and a disclosure statement (the “Disclosure Statement”) with the Bankruptcy Court. The Plan, which revises the terms of a plan previously filed on August 19, 2004, reflects a consensual agreement on financial terms between Loral and the creditors’ committee appointed in the Chapter 11 Cases. The Plan provides, among other things, that:

•	Loral’s two businesses, Satellite Manufacturing and Satellite Services, will emerge intact as separate subsidiaries of reorganized Loral (“New Loral”). The Disclosure Statement establishes the enterprise value of New Loral at between approximately $650 million and approximately $800 million.

•	SS/ L will emerge debt-free, but will guarantee $30 million of the new senior secured notes to be issued by the reorganized satellite services company (“New FSS”).

•	The common stock of New Loral and the new senior secured notes of New FSS will be owned by Loral bondholders, Loral Orion bondholders and certain other unsecured creditors, as follows:

•	Loral bondholders and certain other unsecured creditors will receive approximately 19.4 percent of the common stock of New Loral.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Loral Orion unsecured creditors, including Loral Orion bondholders, will receive approximately 79.0 percent of New Loral’s common stock plus $200 million in new senior secured notes of New FSS. These creditors also will be offered the right to subscribe to purchase their pro-rata share of an additional $30 million in new senior secured notes of New FSS. This rights offering will be underwritten by certain creditors who will receive a fee payable in the notes.

•	All other general unsecured creditors will have an option to elect to receive either their pro rata share of approximately 1.6 percent of New Loral common stock or their pro rata share of $30 million in cash, subject to adjustment for over-subscription or under-subscription.

•	Existing common and preferred stock will be cancelled and no distribution will be made to current shareholders.

•	New Loral will emerge as a public company and will seek listing on a major stock exchange.

      Implementation of the Plan and the treatment of claims and equity interests are subject to final documentation and the resolution of certain other issues between Loral and the creditors’ committee and to confirmation by the Bankruptcy Court. The Plan may be further amended by the Company with the consent of the creditors’ committee. The Bankruptcy Court hearings to consider approval of the Disclosure Statement and confirmation of the Plan are set for December 6, 2004 and January 31, 2005, respectively. Such dates, however, are subject to change and the hearings could be delayed. Although we expect to emerge from bankruptcy under current management in the first quarter of 2005, the timing and final terms of our plan of reorganization cannot be predicted with certainty. There can be no assurance that we will be able to obtain court approval of the Disclosure Statement or the Plan or obtain acceptances from the number of creditors necessary to confirm the Plan.

3.	Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements (the “financial statements”) have been prepared assuming Loral, in its current structure, will continue as a going concern. However, the factors mentioned in Note 2 above, among other things, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern is dependent on a number of factors including, but not limited to, the Bankruptcy Court’s confirmation of a plan of reorganization, and maintaining good relations with our customers, suppliers and employees. If a plan of reorganization is not confirmed and implemented, we may be forced to liquidate under applicable provisions of the Bankruptcy Code. We cannot give any assurance of the level of recovery our creditors would receive in a liquidation. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if we were forced to liquidate (see Reorganization in Note 2).

      The financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. The December 31, 2003 balance sheet has been derived from the audited consolidated financial statements at that date. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements included in our latest Annual Report on Form 10-K.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The financial statements have been prepared in accordance with Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”). SOP 90-7 requires us to distinguish prepetition liabilities subject to compromise from postpetition liabilities in our condensed consolidated balance sheet. The caption “liabilities subject to compromise” reflects the carrying value of prepetition claims that will be restructured in our Chapter 11 Cases. In addition, our condensed consolidated statements of operations portray the results of operations of the reporting entity during Chapter 11 proceedings. As a result, any revenue, expenses, realized gains and losses, and provision for losses resulting directly from the reorganization and restructuring of the organization are reported separately as reorganization items, except those required to be reported as discontinued operations and extraordinary items in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) and SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). We did not prepare condensed combined financial statements for Loral and its Debtor Subsidiaries, since the subsidiaries that did not file voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code were immaterial to our condensed consolidated financial position and results of operations.

Income Taxes

      During 2004 and 2003, we continued to maintain the 100% valuation allowance established at December 31, 2002 and recorded no benefit for our domestic loss. As described in Notes 6 and 9, with Globalstar, L.P.’s (“Globalstar”) liquidation on June 29, 2004, we wrote-off the remaining book value of our investment in Globalstar’s $500 million credit facility and reduced to zero the unrealized gains and related deferred tax liabilities previously reflected in accumulated other comprehensive loss. The reversal of these deferred tax liabilities resulted in a net deferred tax asset of $11.4 million against which we recorded a full valuation allowance. Therefore, for 2004, our income tax provision for continuing operations includes the additional valuation allowance of $11.4 million, a provision for foreign income taxes and no benefit for the loss from continuing and discontinued operations. For 2003, the income tax benefit in continuing operations primarily relates to a reclassification of a provision to income from discontinued operations offset by a deferred tax liability recorded for certain foreign entities.

Pensions and Other Employee Benefits

      The following table provides the components of net periodic benefit cost for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three and nine months ended September 30, 2004 and 2003 respectively (in thousands):

	Pension Benefits				Other Benefits

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,

	2004	2003	2004	2003	2004	2003	2004	2003

Service cost	$2,324	$3,049	$6,972	$9,147	$274	$836	$822	$2,508
Interest cost	5,548	5,498	16,644	16,494	1,069	1,300	3,207	3,900
Expected return on plan assets	(4,870)	(4,596)	(14,610)	(13,788)	(20)	(37)	(60)	(111)
Amortization of prior service cost	(9)	(9)	(27)	(27)	(483)	(318)	(1,449)	(954)
Amortization of net loss	1,164	1,314	3,492	3,942	564	428	1,692	1,284

	$4,157	$5,256	$12,471	$15,768	$1,404	$2,209	$4,212	$6,627

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Cash Flow Information

      The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended
	September 30,

	2004	2003

Non-cash activities:
Insurance proceeds receivable recorded for satellite loss and warranty obligations		$122,770

Unrealized gains on available-for-sale securities, net of taxes	$8,142	$17,594

Unrealized net gains (losses) on derivatives, net of taxes	$(1,468)	$44

Accrual of preferred dividends		$6,719

Supplemental information:
Cash (paid) received for reorganization items:
Professional fees	$(14,082)	$(195)

Retention costs	$(6,402)

Severance costs	$(1,288)

Vendor settlement gains	$35

Interest income	$1,014	$1,734

Reclassifications

      Certain reclassifications have been made to conform prior year amounts to the current year’s presentation.

4.	Discontinued Operations

      As described in Note 2, on March 17, 2004, we completed the sale of our North American satellites and related assets to Intelsat. The operating revenues and expenses of these assets have been classified as discontinued operations under SFAS 144 for all periods presented. Due to certain unsettled contingencies, we have deferred the expected gain on the sale of approximately $21 million on our condensed consolidated balance sheet as of September 30, 2004. The determination of the actual gain will be finalized when all contingencies are resolved. Accordingly, the actual gain ultimately recognized may be different than the deferred gain reflected here.

      The following table summarizes certain statement of operations data for the discontinued operations. In 2004, the operating results of the discontinued operations are for the period from January 1, 2004 to March 17, 2004, the date of the sale. The results for the nine months ended September 30, 2004 include the write-off of approximately $11 million of debt issue costs to interest expense relating to secured debt that we repaid. For the purposes of this presentation, in accordance with SFAS 144, continuing operations includes all indirect

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs normally associated with these operations, including telemetry, tracking and control, access control, maintenance and engineering, selling and marketing, and general and administrative.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands)
Revenues of discontinued operations	$—	$34,166	$29,106	$110,700

Operating income	$299	$14,156	$13,592	$62,330
Interest expense	—	(10,798)	(24,755)	(30,083)

Income (loss) before income taxes	299	3,358	(11,163)	32,247
Income tax provision	—	(1,238)	—	(11,886)

Income (loss) from discontinued operations	$299	$2,120	$(11,163)	$20,361

      The satellites sold had a net book value of $935 million, including insurance proceeds receivable on our consolidated balance sheet at December 31, 2003. The related assets and liabilities sold had a net book value of $30 million and $31 million, respectively, as of December 31, 2003.

5.	Accounting for Stock Based Compensation

      In accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), an amendment of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), presented below are pro forma results reflecting the application of the fair value-based method of accounting for stock-based employee compensation. Under SFAS 123, the fair value of stock-based awards to employees is calculated using option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock option awards. These models also require subjective assumptions, including future stock price volatility and expected exercise time, which can significantly affect the calculated values. We used the Black-Scholes option pricing model with the following weighted average assumptions in our calculations: expected life, six to twelve months following vesting; stock volatility, 90%; risk free interest rate, 2.4% to 6.6% based on date of grant; and dividends, none during the expected term. Our calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The following table summarizes what

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our pro forma net loss and pro forma loss per share would have been if we used the fair value method under SFAS 123 (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Reported loss from continuing operations	$(31.7)	$(128.0)	$(122.5)	$(303.8)
Add: Total stock based compensation charged to operations under the intrinsic value method, net of taxes	—	—	—	—
Less: Total stock based employee compensation determined under the fair value method for all awards, net of taxes	(0.3)	(1.7)	(0.9)	(4.0)

Pro forma loss from continuing operations	(32.0)	(129.7)	(123.4)	(307.8)
(Loss) income from discontinued operations, net of taxes	0.3	2.1	(11.2)	20.3

Pro forma net loss before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(31.7)	(127.6)	(134.6)	(287.5)
Cumulative effect of change in accounting principle	—	(2.0)	—	(2.0)
Extraordinary gain on acquisition of minority interest	—	—	—	13.6

Pro forma net loss	(31.7)	(129.6)	(134.6)	(275.9)
Preferred dividends	—	—	—	(6.7)

Pro forma net loss applicable to common shareholders	$(31.7)	$(129.6)	$(134.6)	$(282.6)

Reported basic and diluted loss per share from continuing operations	$(0.72)	$(2.91)	$(2.78)	$(7.10)
Pro forma basic and diluted loss per share from continuing operations	(0.73)	(2.94)	(2.80)	(7.19)
Reported basic and diluted loss per share before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(0.71)	(2.86)	(3.03)	(6.64)
Pro forma basic and diluted loss per share before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(0.72)	(2.89)	(3.05)	(6.73)
Reported loss per share applicable to common shareholders	(0.71)	(2.90)	(3.03)	(6.37)
Pro forma loss per share applicable to common shareholders	(0.72)	(2.94)	(3.05)	(6.46)

      The fair values of stock based employee compensation above were calculated based on the relative values of the options at the date of grant. In order for the stock options to have any value to the holders, the market share of our common stock would have to rise from $0.05 at September 30, 2004 to greater than $3.80 (the lowest price of our stock options outstanding). The Plan does not provide for participation or recovery by our common shareholders and, accordingly, these stock options have no value to the employees.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Comprehensive Loss

      The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net loss	$(31,402)	$(127,879)	$(133,707)	$(271,842)
Cumulative translation adjustment	65	278	32	704
Unrealized gains on available-for-sale securities, net of taxes	—	20,107	8,142	17,594
Foreign currency hedging:
Net increase in foreign currency exchange contracts	—	415	—	868
Reclassifications into revenue and cost of sales from other comprehensive income	15	(604)	(1,468)	(222)
Reclassifications into interest expense from other comprehensive income for anticipated transactions that are no longer probable	—	(99)	—	(602)

Comprehensive loss	$(31,322)	$(107,782)	$(127,001)	$(253,500)

      As described in Note 9, with Globalstar’s liquidation on June 29, 2004, we wrote-off the remaining book value of our investment in Globalstar’s $500 million credit facility and reduced to zero the unrealized gains and related deferred tax liabilities previously reflected in accumulated other comprehensive loss. The unrealized gains reflected above for the nine months ended September 30, 2004, include the reversal of $11.4 million of deferred tax liabilities relating to our investment in Globalstar’s $500 million credit facility.

7.	Contracts-in-Process

	September 30,	December 31,
	2004	2003

	(In thousands)
Amounts billed	$70,287	$14,104
Unbilled receivables	12,609	47,959

	$82,896	$62,063

      Unbilled amounts include recoverable costs and accrued profit on progress completed. Such amounts are billed in accordance with the contract terms, typically upon shipment of the product, achievement of contractual milestones, or completion of the contract and, at such time, are reclassified to billed receivables.

      When we filed for Chapter 11, SS/L’s hedges with counterparties (primarily yen-denominated forward contracts) were cancelled leaving SS/L vulnerable to foreign currency fluctuations in the future. The inability to enter into forward contracts exposes SS/L’s future revenues, costs and cash associated with anticipated yen-denominated receipts and payments to currency fluctuations. As of September 30, 2004, SS/L had the

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following amounts denominated in Japanese yen (which was translated into U.S. dollars based on the September 30, 2004 exchange rate) that were unhedged (in millions):

	Japanese Yen	U.S. $

Future revenues	¥ 2,006	$18.1
Future expenditures	711	6.4
Contracts-in-process	1,589	14.3

      At September 30, 2004, SS/L also had future expenditures in euros of 1.8 million ($2.2 million U.S.) that were unhedged.

8.	Property, Plant and Equipment

	September 30,	December 31,
	2004	2003

	(In thousands)
Land and land improvements	$24,827	$24,827
Buildings	87,809	86,065
Leasehold improvements	17,042	16,995
Satellites in-orbit, including satellite transponder rights of $279.6 million	1,089,369	1,454,511
Satellites under construction	—	707,453
Earth stations	42,798	59,303
Equipment, furniture and fixtures	302,622	290,257
Other construction in progress	9,479	24,728

	1,573,946	2,664,139
Accumulated depreciation and amortization	(739,459)	(835,857)

	$834,487	$1,828,282

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

      On September 20, 2002, and as further amended in March 2003, we agreed with APT Satellite Company Limited (“APT”) to jointly acquire the Apstar V satellite, a satellite then under construction by SS/L for APT pursuant to which we and APT agreed to share, on a 50/50 basis, the project cost of constructing, launching and insuring the satellite. Under this agreement, we were initially to acquire 23% of the satellite in return for paying 25% of the project cost, and were to pay APT over time an additional 25% of the project cost to acquire an additional 23% interest in the satellite. In August 2003, in order to expedite the receipt of necessary export licenses from the U.S. government, we amended our various agreements with APT, converting our arrangement from joint ownership to a lease, but leaving unchanged the cost allocation between

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the parties relating to the project cost of the satellite. Under this arrangement, we retain title to the entire satellite, now known as Telstar 18, and we are initially leasing to APT transponders representing 77% of the transponder capacity. The number of transponders leased to APT are reduced over time upon repayment by us of the second 25% of the satellite’s project cost, ultimately to 54% of the satellite’s transponder capacity. As a result of this conversion from joint ownership to a lease arrangement, in the third quarter of 2003 we (a) reversed the cumulative sales of $83 million and cost of satellite manufacturing of $73 million and (b) recorded an increase to self-constructed assets of $73 million and recorded deferred revenue of $80 million from APT. In November 2003, we agreed with APT to further revise our existing arrangement. Under this revised arrangement, we agreed, among other things, to accelerate the termination of APT’s leasehold interest in 4.5 transponders by assuming $20.4 million of project cost which otherwise would have been initially paid by APT, decreasing APT’s initial leased transponder capacity from 77% to 69%. In addition, we agreed to provide to APT, at no additional cost, certain unused capacity on Telstar 10/ Apstar IIR, during an interim period and telemetry, tracking and control services for the life of the satellite.

      During September 2004, our Telstar 18 satellite began commercial service and we recognized $87 million of sales and $80 million of cost of sales relating to the sales-type lease element of our agreement with APT. In addition, as of September 30, 2004, we have recorded $13 million of deferred revenue relating to the operating lease and service elements of the agreement (primarily APT’s lease of four transponders for four years and four additional transponders for five years and our providing APT with telemetry tracking and control services for the life of the satellite), which will be recognized on a straight-line basis over the life of the related element to be provided. Also, at September 30, 2004, we recorded a long-term liability of $21 million, representing the present value of our obligation to make future payments of $18.1 million to APT on each of the fourth and fifth service anniversaries of Telstar 18.

9.	Investments in and Advances to Affiliates

      Investments in and advances to affiliates consist of (in thousands):

	September 30,	December 31,
	2004	2003

XTAR equity investments	$49,053	$43,382
Globalstar:
Acquired notes and loans	—	3,292

	$49,053	$46,674

      Equity income (losses) in affiliates, consists of (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

XTAR	$(53)	$(708)	$(40)	$(4,860)
Satmex	—	(38,357)	—	(51,691)
Globalstar and Globalstar service provider partnerships	—	257	46,567	905

	$(53)	$(38,808)	$46,527	$(55,646)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues	$1,851	$(5,138)	$7,063	$18,076
Investment income	—	297	—	886
Interest expense capitalized on development stage enterprise	—	—	478	428
(Losses) profits relating to affiliate transactions not eliminated	(548)	(499)	(1,279)	1,789
Elimination of our proportionate share of losses (profits) relating to affiliate transactions	74	374	1,005	(2,440)
Amortization of deferred credit and profits relating to investments in affiliates	—	261	—	784

     XTAR

      XTAR is a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”), a consortium comprised of leading Spanish telecommunications companies, including Hispasat, S.A., and agencies of the Spanish government. XTAR is constructing and plans to launch an X-band satellite to provide X-band services to government users in the United States and Spain, as well as other friendly and allied nations. We own 56% of XTAR (accounted for under the equity method since we do not control certain significant operating decisions) and Hisdesat owns 44%. In addition, XTAR has agreed to lease certain transponders on the Spainsat satellite, which is being constructed by SS/L for Hisdesat. As of September 30, 2004, the partners in proportion to their respective ownership interests have contributed $96 million to XTAR.

      In October 2003, we and Hisdesat entered into an agreement (the “Contribution Agreement”) to contribute over time an additional $25.4 million and $20.0 million, respectively, into XTAR, with our contribution effected through the cancellation of amounts owed under XTAR’s satellite construction contract with SS/L. The proceeds from Hisdesat’s capital contributions have been and will be used largely to fund the remaining amounts due under the satellite construction contract. XTAR has entered into a Launch Services Agreement with Arianespace, S.A. providing for launch of its satellite on Arianespace’s Ariane 5 ECA launch vehicle. This flight represents the resumption of the Ariane 5 ECA’s missions since an unsuccessful launch in late 2002. Arianespace has agreed to provide a one-year loan for a portion of the launch price, secured by certain of XTAR’s assets, including the satellite, ground equipment and rights to the orbital slot. The remainder of the launch price consists of a revenue-based fee to be paid over time following commencement of operations by XTAR. No launch price would be payable to Arianespace in the event of a launch failure that resulted in a constructive total loss of the satellite (as defined in the Launch Services Agreement) and the related loan payable would be cancelled. In the event of a launch failure that resulted in a partial loss (as defined in the Launch Services Agreement), the launch price and the loan payable would be correspondingly reduced. XTAR still requires additional funds to insure its satellite, complete the ground station system and fund its operations.

      In March 2004, after receiving Bankruptcy Court approval, we provided an additional $2.8 million to XTAR, which was matched by $2.2 million from Hisdesat. In June 2004, we received Bankruptcy Court approval to make an additional equity contribution of $2.24 million into XTAR, which amount would be funded upon XTAR’s receipt of Hisdesat’s contribution of $1.76 million. Because of the delay in the launch of the XTAR satellite, we recently sought approval from the Bankruptcy Court to contribute our share of $2.1 million of additional capital contributions ($1.2 million) to XTAR. We expect that the Bankruptcy Court will rule on this in November 2004.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      XTAR is also in the process of finalizing an arrangement under which Hisdesat would provide XTAR with a convertible loan in the amount of $10.8 million. Under this arrangement, Hisdesat would receive enhanced governance rights in XTAR. Moreover, if Hisdesat were to convert the loan into XTAR equity, our equity interest in XTAR would be reduced to 51%. We are seeking the approval of the Bankruptcy Court to launch the XTAR satellite without launch insurance for our portion of the satellite. In the event of the loss of XTAR’s satellite during launch without insurance, our investment in XTAR would be lost. Moreover, if XTAR is unable to repay the Arianespace loan when due, Arianespace will have the right to foreclose on the XTAR assets pledged as collateral, which also may adversely affect our investment in XTAR.

Globalstar

      On June 29, 2004, Globalstar, L.P. (“Globalstar”) was dissolved. As a result of Globalstar’s liquidation, we recorded equity income of $47 million on the reversal of vendor financing liabilities that were non-recourse to SS/L in the event of non-payment by Globalstar (see Note 11).

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

      Loral entered into a settlement and release agreement with Globalstar and Globalstar’s official creditors committee to resolve certain issues related to Globalstar and its restructuring (the “Settlement”). This Settlement was approved on April 14, 2003 by the bankruptcy court overseeing Globalstar’s case and closed on July 10, 2003. Among other things, the Settlement provided that Globalstar grants us, subject to certain conditions, a general release of all claims it may have against us in exchange for certain considerations including, effective upon Globalstar’s emergence from Chapter 11 reorganization, an approximate 50% reduction in the amount of our unsecured claims against Globalstar of approximately $875 million.

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

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Other Acquired Intangible Assets

      Other acquired intangible assets are included in other assets in our consolidated balance sheets as follows (in millions):

	September 30, 2004		December 31, 2003

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Satellite related intangibles	$—	$—	$40.7	$(23.4)
Regulatory fees	22.5	(7.2)	22.7	(6.2)
Other intangibles	13.0	(11.5)	13.0	(10.2)

	$35.5	$(18.7)	$76.4	$(39.8)

      As of September 30, 2004, the weighted average remaining amortization period for regulatory fees was approximately 11 years and approximately one year for other intangibles.

      Total amortization expense for other acquired intangible assets was $0.8 million and $0.9 million for the three months ended September 30, 2004 and 2003, respectively, and $2.5 million and $2.6 million for the nine months ended September 30, 2004 and 2003, respectively. Annual pre-tax amortization expense for other acquired intangible assets for the five years ended December 31, 2008 is estimated to be as follows (in millions):

2004	$3.3
2005	2.5
2006	1.4
2007	1.4
2008	1.4

11.	Liabilities Subject to Compromise

      As discussed in Note 2, we and our Debtor Subsidiaries have been operating as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code.

      On the condensed consolidated balance sheets, the caption “liabilities subject to compromise” reflects our carrying value of prepetition claims that will be restructured in our Chapter 11 Cases. Pursuant to court order, we have been authorized to pay certain prepetition operating liabilities incurred in the ordinary course of business (e.g. salaries and insurance). Since July 15, 2003, as permitted under the Bankruptcy Code, we have rejected certain of our prepetition contracts and are calculating our estimated liability to the unsecured creditors affected by these rejections. The Bankruptcy Court established January 26, 2004 as the bar date in the Debtors’ Chapter 11 Cases, which is the date by which prepetition claims against us and our Debtor Subsidiaries were to have been filed for claimants to receive any distribution in the Chapter 11 Cases. Differences between liability amounts estimated by us and claims filed by our creditors are being investigated and the Bankruptcy Court will make a final determination of the allowable claims. The determination of how liabilities ultimately will be treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization. We will continue to evaluate the amount and classification of our prepetition liabilities through the remainder of our Chapter 11 Cases. Should we identify additional liabilities subject to compromise, we will recognize them accordingly. As a result, “liabilities subject to compromise” may change. Claims classified

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as “liabilities subject to compromise” represent secured as well as unsecured claims. Liabilities subject to compromise at September 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003

Debt obligations (Note 12)	$1,269,977	$2,236,864
Accounts payable	49,763	50,605
Accrued employment costs	720	6,295
Customer advances	21,156	36,430
Accrued interest and preferred dividends	40,428	44,610
Income taxes payable	38,837	39,514
Pension and other postretirement liabilities	134,705	130,981
Other liabilities	79,634	136,815 (1)
6% Series C convertible redeemable preferred stock	187,274	187,274
6% Series D convertible redeemable preferred stock	36,707	36,707

	$1,859,201	$2,906,095

(1)	Includes approximately $47 million of vendor financing that was non-recourse to SS/L in the event of non-payment by Globalstar due to bankruptcy. In June 2004, we recorded $47 million of equity income relating to Globalstar on the reversal of such non-recourse vendor financing obligations, upon the liquidation of Globalstar (see Note 9).

Series C and D Preferred Stock

      In August 2002, Loral’s Board of Directors approved a plan to suspend indefinitely the future payment of dividends on its two series of preferred stock. Accordingly, commencing on November 1, 2002, we deferred payments of quarterly dividends due on our Series C preferred stock and commencing on November 15, 2002, we deferred payment of quarterly dividends due on our Series D preferred stock. On July 15, 2003, as a result of our Chapter 11 filing, we stopped accruing dividends on our two series of our preferred stock in our financial statements. Because we failed to pay dividends on our preferred stock for six consecutive quarters, holders of the majority of each class of the preferred stock are now entitled, subject to the applicable effects of the Chapter 11 Cases and our Bermuda insolvency proceedings, to elect two additional directors, for a total of four directors, to our Board of Directors. The Plan does not provide for participation or recovery by holders of our preferred stock.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Debt

	September 30,	December 31,
	2004	2003

	(In thousands)
Loral Orion 10.00% senior notes due 2006:
Principal amount	$612,704	$612,704
Accrued interest (deferred gain on debt exchanges)	214,446	214,446
Bank debt:
Loral Satellite term loan, 5.75% at December 31, 2003	—	226,500
Loral Satellite revolving credit facility, 5.75% at December 31, 2003	—	200,000
LSC term loan facility, 5.25% at December 31, 2003	—	350,000
LSC revolving credit facility, 5.25% at December 31, 2003	—	190,387
9.50% Senior notes due 2006	350,000	350,000
Non-recourse debt of Loral Orion:
11.25% Senior notes due 2007 (principal amount $37 million)	39,402	39,402
12.50% Senior discount notes due 2007 (principal amount $49 million)	53,425	53,425

Total debt	1,269,977	2,236,864
Less, current maturities included in liabilities subject to compromise (Note 11)	1,269,977	2,236,864

	$—	$—

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

      On March 17, 2004, we repaid all $967 million of our outstanding secured bank debt (see Note 2). As of September 30, 2004, the principal amounts of our prepetition debt obligations were $1.049 billion.

      Subsequent to our voluntary petitions for reorganization on July 15, 2003, we only recognized and paid interest on our bank debt through March 18, 2004 and stopped recognizing and paying interest on all other outstanding debt obligations. While we are in Chapter 11, we only recognize interest expense to the extent paid. For the three and nine months ended September 30, 2004, we did not recognize $10.4 million and $31.2 million, respectively, of interest expense on our senior notes (excluding our 10% senior notes) and $15.3 million and $46.0 million, respectively, of a reduction to accrued interest on our 10% senior notes as a result of the suspension of interest payments on our debt obligations. For both the three and nine months ended September 30, 2003, we did not recognize $8.7 million of interest expense on our senior notes (excluding our 10% senior notes) and $12.8 million of a reduction to accrued interest on our 10% senior notes as a result of the suspension of interest payments on our debt obligations.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Reorganization Expenses due to Bankruptcy

      Reorganization expenses due to bankruptcy include professional fees associated with bankruptcy services, employee retention costs, severance costs, lease rejection claims, vendor settlement gains and interest income earned, excluding interest earned in relation to satellite activities, and were as follows (in thousands):

		Period from
		July 15, 2003
	Three Months Ended	(filing date) to	Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004

Professional fees	$4,937	$4,723	$15,293
Employee retention costs	2,118	—	9,154
Severance costs	2,952	—	3,959
Lease rejection claims	—	5,771	—
Vendor settlement gains	—	—	(35)
Interest income	(520)	(1,734)	(1,014)

Total reorganization expenses due to bankruptcy	$9,487	$8,760	$27,357

14.	Shareholders’ Deficit

Common Stock

      On June 4, 2003, our Board of Directors approved a reverse stock split of our common stock at a ratio of one-for-ten, resulting in a new par value of $0.10 per common share (previously $0.01 par value per common share). The reverse stock split became effective after the close of business on June 13, 2003 and reduced the number of shares of common stock then outstanding from 440 million to 44 million. All share and per share amounts for all periods presented have been retroactively restated to reflect the reverse stock split. The Plan does not provide for participation or recovery by our common stockholders.

15.	Commitments and Contingencies

      SS/L has deferred revenue for performance warranty obligations relating to satellites sold to customers which could be affected by future performance. SS/L accounts for satellite performance warranties in accordance with the product warranty provisions of FIN 45 which requires disclosure, but not initial recognition and measurement, of performance guarantees. SS/L estimates the deferred revenue for its warranty obligations based on historical satellite performance. SS/L periodically reviews and adjusts the deferred revenue for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for the period ended September 30, 2004, is as follows (in millions):

Balance of deferred amounts at January 1, 2004	$16.3
Accruals for deferred amounts issued during the period	—
Accruals relating to pre-existing contracts (including changes in estimates)	1.7

Balance of deferred amounts at September 30, 2004	$18.0

      Loral Skynet has in the past entered into prepaid leases, sales contracts and other arrangements relating to transponders on its satellites. Under the terms of these agreements, as of September 30, 2004, Loral Skynet continues to provide for a warranty for periods of two years to eight years for sales contracts and other arrangements (seven transponders), and prepaid leases (two transponders). Depending on the contract, Loral Skynet may be required to replace transponders which do not meet operating specifications. Substantially all

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customers are entitled to a refund equal to the reimbursement value if there is no replacement, which is normally covered by insurance. In the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer. For other arrangements, in the event of transponder failure where replacement capacity is not available on the satellite, one customer is not entitled to reimbursement, and the other customer’s reimbursement value is based on contractually prescribed amounts that decline over time.

      Eighteen of the satellites built by SS/L and launched since 1997, three of which are owned and operated by our subsidiaries or affiliates, have experienced minor losses of power from their solar arrays. Although to date, neither we nor any of the customers using the affected satellites have experienced any degradation in performance, there can be no assurance that one or more of the affected satellites will not experience additional power loss that could result in performance degradation, including loss of transponder capacity or reduction in power transmitted. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, and how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. A complete or partial loss of a satellite’s capacity could result in a loss of orbital incentive payments to us and, in the case of satellites owned by our subsidiaries and affiliates, a loss of revenues and profits. With respect to satellites under construction and the construction of new satellites, based on its investigation of the matter, SS/L has identified and has implemented remediation measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or the construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, we believe that this matter will not have a material adverse effect on our condensed consolidated financial position or our results of operations, although no assurance can be provided.

      In September 2001, the PAS 7 satellite built by SS/L for PanAmSat experienced an electrical power failure on its solar arrays that resulted in the loss of use of certain transponders on the satellite. The PAS 8 satellite also has experienced minor power losses on its solar arrays, the cause of which is unrelated to the PAS 7 event. SS/L believes that these failures are isolated events and do not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, SS/L does not believe that these anomalies will affect other on-orbit satellites built by SS/L. On June 30, 2003, PanAmSat initiated an arbitration claiming that under its contract with SS/L it is entitled to $23.7 million as a result of these losses. In June 2004, the Bankruptcy Court approved an agreement between Loral and PanAmSat settling this matter and, in the fourth quarter of 2003 (based on estimates at that time), we recorded a charge to operations of $8 million in connection with the settlement.

      SS/L has contracted to build a spot beam, Ka-band satellite for a customer planning to offer broadband data services directly to the consumer. SS/L had suspended work on this program in December 2001 while the customer and SS/L discussed how to resolve a contract dispute. In March 2003, SS/L and the customer reached an agreement in principle to restart the satellite construction program, and, in June 2003, SS/L and the customer executed a definitive agreement and SS/L entered into a security agreement with the customer that provided the customer with a security interest in work-in-progress (the “SS/L Security Agreement”). In September 2004, SS/L and the customer amended the agreement to provide for, among other things, acceleration of the payment of $15 million of the outstanding vendor financing (received in October 2004) and the granting of a security interest by the customer to secure payment of the remaining vendor financing (the

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Customer Security Agreement”). In October 2004, the Bankruptcy Court approved the Customer Security Agreement and SS/L’s assumption of the amended contract and the SS/L Security Agreement. As of September 30, 2004, SS/L had billed and unbilled accounts receivable and vendor financing arrangements of $60 million (including accrued interest of $13 million) with this customer, of which approximately $44 million will be paid to SS/L beginning in 2006 through 2011.

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

      SS/L is required to obtain licenses and enter into technical assistance agreements, presently under the jurisdiction of the State Department, in connection with the export of satellites and related equipment, and with the disclosure of technical data to foreign persons. Due to the relationship between launch technology and missile technology, the U.S. government has limited, and is likely in the future to limit, launches from China and other foreign countries. Delays in obtaining the necessary licenses and technical assistance agreements have in the past resulted in, and may in the future result in, the delay of SS/L’s performance on its contracts, which could result in the cancellation of contracts by its customers, the incurrence of penalties or the loss of incentive payments under these contracts.

      The launch of ChinaSat 8 has been delayed pending SS/L’s obtaining the approvals required for the launch. SS/L is continuing to seek the State Department approvals required for the launch of ChinaSat 8. In June 2004, the Bankruptcy Court approved a settlement agreement among ChinaSat, SS/L and China Great Wall Industry Corporation which resolved a portion of the disputes outstanding among the parties. This settlement agreement provides, among other things, for a release by ChinaSat of any claim it may have against SS/L to recover some or all of the $52 million that ChinaSat paid to SS/L, and SS/L paid to China Great Wall, for a Chinese launch vehicle. Nothing in the settlement agreement would, however, preclude ChinaSat from seeking to terminate its contract with SS/L for ChinaSat 8 as a result of the delay caused by the inability to obtain necessary U.S. government approvals to launch and transfer the satellite to ChinaSat. In such event, ChinaSat may seek, after giving effect to the settlement agreement, a refund of $81.6 million for payments made to SS/L as well as penalties of up to $6.5 million. We do not believe that ChinaSat is entitled to such a refund or penalties and would vigorously contest any such claims by ChinaSat. If the ChinaSat 8 contract were terminated, SS/L estimates that it would cost approximately $38 million to refurbish and retrofit the satellite so that it could be sold to another customer, which resale cannot be guaranteed.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      SS/L has entered into several long-term launch services agreements with various launch providers to secure future launches for its customers, including Loral and its affiliates. SS/L had launch services agreements with International Launch Services (“ILS”) which covered a number of launches, three of which remained open. In November 2002, SS/L terminated one of those future launches, which had a termination liability equal to SS/L’s deposit of $5 million. Subsequently, SS/L received a letter from ILS alleging SS/L’s breach of the agreements and purporting to terminate the launch service agreements and all three remaining launches. Despite ILS’s wrongful termination of the agreements and all three launches, to protect its interest SS/L also terminated a second launch, which had a termination liability equal to its deposit of $5 million, but reserved all of its rights against ILS. As a result, SS/L recognized a non-cash charge to earnings of $10 million in the fourth quarter of 2002 with respect to the two terminated launches. In June 2003, to protect its interest SS/L also terminated a third launch, which had a termination liability equal to $23.5 million, and SS/L recognized a non-cash charge to earnings of $23.5 million in the second quarter of 2003 with respect to this launch. SS/L also reserved all of its rights at that time. In April 2004, SS/L commenced an adversary proceeding against ILS in the Bankruptcy Court to seek recovery of $37.5 million of its deposits. In June 2004, ILS filed counterclaims in the Bankruptcy Court seeking to recover termination charges of up to $54.75 million with respect to the three terminated launches, $50 million in damages for alleged losses incurred in connection with halting production of launch vehicles and $38 million in lost revenue due to our alleged failure to comply with a contractual obligation to assign the launch of another satellite to ILS. We believe that ILS’s counterclaims are without merit and intend to defend against them vigorously and will continue to seek recovery of SS/L’s deposits. We do not believe that this matter will have a material adverse effect on our condensed consolidated financial position or results of operations, although no assurance can be provided.

      We have estimated that we will incur approximately $47 million to repair a satellite that was damaged in transit, a significant portion of which we expect to recover through insurance coverage. We believe resolution of the insurance claim will not have a material adverse effect on our condensed consolidated financial position or our results of operations, although no assurance can be provided.

      While we have in the past, consistent with industry practice and the requirements in our debt agreements, typically obtained in-orbit insurance for our satellites, we cannot assure that, upon a policy’s expiration, we will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. Two satellites owned by Loral Orion have the same solar array configuration as one other 1300-class satellite manufactured by SS/L that has experienced an event with a large loss of solar power. SS/L believes that this failure is an isolated event and does not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, we do not believe that this anomaly will affect the two Loral Orion satellites with the same solar array configuration. The insurance coverage for one of these satellites, however, provides for coverage of losses due to solar array failures only in the event of a capacity loss of 80% or more. We believe that the insurers will require either exclusions of, or limitations on, coverage due to solar array failures in connection with future insurance renewals for these two satellites. An uninsured loss of a satellite would have a material adverse effect on our condensed consolidated financial position and our results of operations.

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

      In November 2003, plaintiffs Tony Christ, individually and as custodian for Brian and Katelyn Christ, Casey Crawford, Thomas Orndorff and Marvin Rich, filed a purported class action complaint against Bernard Schwartz and Richard J. Townsend in the United States District Court for the Southern District of New York. The complaint alleges (a) that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Loral’s financial condition relating to the restatement in 2003 of the financial statements for the second and third quarters of 2002 to correct accounting for certain general and administrative expenses and the alleged improper accounting for a satellite transaction with APT Satellite Company Ltd. and (b) that each of the defendants is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from July 31, 2002 through June 29, 2003, excluding the defendants and certain persons related to or affiliated with them. In October 2004, a motion to dismiss the complaint in its entirety was denied by the court, and defendants will file an answer to the complaint.

      In April 2004, two separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by former Loral employees and participants in the Loral Savings Plan (the “Plan”) were consolidated into one action titled In re: Loral Space ERISA Litigation. In July 2004, plaintiffs in the consolidated action filed an amended consolidated complaint against the members of the Loral Space & Communications Ltd. Savings Plan Administrative Committee and certain existing and former members of the Board of Directors of Space Systems/ Loral, Inc., including Bernard L. Schwartz. The amended complaint alleges (a) that defendants violated Section 404 of the Employee Retirement Income Security Act (“ERISA”), by breaching their fiduciary duties to prudently and loyally manage the assets of the Plan by including Loral common stock as an investment alternative and by providing matching contributions under the Plan in Loral stock, (b) that the director defendants violated Section 404 of ERISA by breaching their fiduciary duties to monitor the committee defendants and to provide them with accurate information, (c) that defendants violated Sections 404 and 405 of ERISA by failing to provide complete and accurate information to Plan participants and beneficiaries, and (d) that defendants violated Sections 404 and 405 of ERISA by breaching their fiduciary duties to avoid conflicts of interest. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all participants in or beneficiaries of the Plan at any time between November 4, 1999 and the present and whose accounts included investments in Loral stock. In October 2004, defendants filed a motion to dismiss the amended complaint in its entirety.

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

Globalstar Related Matters

      On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited (“GTL”) and Globalstar against GTL, Loral, Bernard L. Schwartz and other defendants were consolidated into one action titled In re: Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation, Loral and Bernard L. Schwartz alleging (a) that all defendants (except Loral) violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar’s business and prospects, (b) that defendants Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of Globalstar, (c) that defendants GTL and Mr. Schwartz are liable under Section 11 of the Securities Act of 1933 (the “Securities Act”) for untrue statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Loral and Mr. Schwartz are secondarily liable under Section 15 of the Securities Act for GTL’s primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related to or affiliated with them. We believe that we have meritorious defenses to this class action lawsuit and intend to pursue them vigorously. As a result of the commencement of the Chapter 11 Cases, however, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended insofar as Loral is concerned but are proceeding as to Mr. Schwartz. Loral is obligated to indemnify Mr. Schwartz for any losses or costs he may incur as a result of this lawsuit. We are unable to estimate the maximum potential impact of these obligations on our future results of operations. In December 2003, a motion to dismiss the amended complaint in its entirety was denied by the court insofar as GTL and Mr. Schwartz are concerned, and discovery has commenced. In October 2004, GTL was liquidated pursuant to chapter 7 of the Bankruptcy Code.

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

      The Plan does not provide for recovery for claims arising from the rescission of, or damages arising from the purchase or sale of any security of the Debtors’ and their affiliates.

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

      Basic loss per share is computed based upon the weighted average number of shares of common stock outstanding. Diluted loss per share excludes the assumed conversion of the Series C Preferred Stock (936,371 shares) and the Series D Preferred Stock (185,104 shares), as their effect would have been antidilutive. For both the three and nine months ended September 30, 2004 and 2003, there were 2,387,213 and 2,618,184 weighted options outstanding that were excluded from the calculation of diluted loss per share.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Numerator for basic and diluted loss per share:
Loss from continuing operations	$(31,701)	$(128,029)	$(122,544)	$(303,848)
Income (loss) from discontinued operations	299	2,120	(11,163)	20,361

Loss before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(31,402)	(125,909)	(133,707)	(283,487)
Cumulative effect of change in accounting principle	—	(1,970)	—	(1,970)
Extraordinary gain on acquisition of minority interest	—	—	—	13,615

Net loss	(31,402)	(127,879)	(133,707)	(271,842)
Preferred dividends	—	—	—	(6,719)

Net loss applicable to common shareholders	$(31,402)	$(127,879)	$(133,707)	$(278,561)

Denominator:
Weighted average common shares outstanding	44,125	44,107	44,125	43,723

Basic and diluted (loss) earnings per share:
Continuing operations	$(0.72)	$(2.91)	$(2.78)	$(7.10)
Discontinued operations	0.01	0.05	(0.25)	0.46

Before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(0.71)	(2.86)	(3.03)	(6.64)
Cumulative effect of change in accounting principle	—	(0.04)	—	(0.04)
Extraordinary gain on acquisition of minority interest	—	—	—	0.31

Loss per share	$(0.71)	$(2.90)	$(3.03)	$(6.37)

17.	Segments

      We are organized into two operating segments: Satellite Services and Satellite Manufacturing (see Note 2 and Note 4 regarding the sale of our North American satellites and related assets).

      The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” In evaluating financial performance, we use revenues and operating income (loss) from continuing operations before depreciation and amortization, including amortization of unearned stock compensation, and reorganization expenses due to bankruptcy (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before amortization of stock compensation; reorganization expenses due to bankruptcy; gain (loss) on investments and debt exchanges; equity income (losses) in affiliates, net of tax; minority interest, net of tax; income (loss) from discontinued operations, net of taxes; cumulative effect of change in accounting principle, net of tax; and extraordinary gain on acquisition of minority interest, net of tax. Interest expense has been excluded from Adjusted EBITDA to maintain comparability with the performance of competitors using similar measures with different capital structures. During the period we are in Chapter 11, we only recognize interest expense on the actual interest payments we make. During this period, we do not expect to make any further interest payments on debt obligations after March 17, 2004, the date we repaid our secured bank debt. Reorganization expenses are only incurred during the period we are in Chapter 11. These expenses have been excluded from Adjusted EBITDA to maintain comparability with our results during periods we are not in Chapter 11 and with the results of

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

competitors using similar measures. Adjusted EBITDA should be used in conjunction with U.S. GAAP financial measures and is not presented as an alternative to cash flow from operations as a measure of our liquidity or as an alternative to net income as an indicator of our operating performance.

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

      Summarized financial information concerning the reportable segments is as follows (in millions):

Three Months Ended September 30, 2004

	Satellite	Satellite
	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$33.1	$78.6		$111.7
Revenues from sales-type lease arrangement (see Note 8)	87.2	—		87.2
Intersegment revenues	1.1	6.6		7.7

Operating segment revenues	$121.4	$85.2		206.6

Eliminations(3)				(8.0)

Operating revenues as reported				$198.6

Segment Adjusted EBITDA before eliminations (4)(5)(9)	$15.2	$(7.3)	$(9.7)	$(1.8)

Eliminations(3)				(2.5)

Adjusted EBITDA				(4.3)
Depreciation and amortization(6)(7)	$(16.0)	$(5.2)	$(0.1)	(21.3)

Reorganization expenses due to bankruptcy				(9.5)

Operating loss from continuing operations				(35.1)
Interest and investment income				2.3
Interest expense				(0.9)
Other income				1.9
Income tax benefit				0.2
Equity losses in affiliates				(0.1)
Minority interest				—

Loss from continuing operations				$(31.7)

Other Data:
Total assets(7)	$815.3	$469.0	$69.1	$1,353.4

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended September 30, 2004

	Satellite	Satellite
	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$102.1	$227.9		$330.0
Revenues from sales-type lease arrangement (see Note 8)	87.2	—		87.2
Intersegment revenues	3.4	72.1		75.5

Operating segment revenues	$192.7	$300.0		492.7

Eliminations(3)				(76.7)

Operating revenues as reported				$416.0

Segment Adjusted EBITDA before eliminations (4)(5)(9)	$14.0	$(1.5)	$(27.2)	$(14.7)

Eliminations(3)				(14.2)

Adjusted EBITDA				(28.9)
Depreciation and amortization(6)(7)	$(87.6)	$(17.5)	$(0.4)	(105.5)

Reorganization expenses due to bankruptcy				(27.3)

Operating loss from continuing operations				(161.7)
Interest and investment income				7.4
Interest expense				(0.7)
Other expense				(2.1)
Income tax provision				(12.0)
Equity income in affiliates				46.5
Minority interest				0.1

Loss from continuing operations				$(122.5)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended September 30, 2003(8)

	Satellite	Satellite
	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$38.0	$59.5		$97.5
Intersegment revenues	1.1	39.6		40.7

Operating segment revenues	$39.1	$99.1		138.2

Eliminations(3)				(124.5)

Operating revenues as reported				$13.7

Segment Adjusted EBITDA before eliminations(5)(9)	$0.1	$(30.3)	$(9.9)	$(40.1)

Eliminations(3)				(13.7)

Adjusted EBITDA				(53.8)
Depreciation and amortization(6)(7)	$(21.9)	$(6.7)	$(0.2)	(28.8)

Reorganization expenses due to bankruptcy				(8.8)

Operating loss from continuing operations				(91.4)
Interest and investment income				0.7
Interest expense				(0.1)
Other income				1.0
Income tax benefit				0.5
Equity losses in affiliates				(38.8)
Minority interest				0.1

Loss from continuing operations				$(128.0)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended September 30, 2003(8)

		Satellite
	Satellite Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$118.6	$245.7		$364.3
Intersegment revenues	3.2	66.0		69.2

Operating segment revenues	$121.8	$311.7		433.5

Eliminations(3)				(154.3)

Operating revenues as reported				$279.2

Segment Adjusted EBITDA before eliminations (5)(9)	$6.5	$(131.3)	$(28.9)	$(153.7)

Eliminations(3)				(18.5)

Adjusted EBITDA				(172.2)
Depreciation and amortization(6)(7)	$(67.5)	$(20.5)	$(0.5)	(88.5)

Reorganization expenses due to bankruptcy				(8.8)

Operating loss from continuing operations				(269.5)
Interest and investment income				11.5
Interest expense				(17.7)
Other income				2.1
Gain on investment				17.9
Income tax benefit				7.4
Equity losses in affiliates				(55.6)
Minority interest				0.1

Loss from continuing operations				$(303.8)

(1)	Represents corporate expenses incurred in support of our operations.

(2)	Includes revenues from affiliates of $1.9 million and $(5.1) million for the three months ended September 30, 2004 and 2003, respectively, and $7.1 million and $18.1 million for the nine months ended September 30, 2004 and 2003, respectively.

(3)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/ L for wholly owned subsidiaries and in the three and nine months ended September 30, 2003, the reversal of cumulative satellite manufacturing sales of $83 million and cost of satellite manufacturing of $73 million on a satellite program that was changed to a lease arrangement in the third quarter of 2003 (see Note 8).

(4)	Satellite manufacturing excludes charges of $22 million for the nine months ended September 30, 2004, as a result of the settlement of all orbital receivables on satellites sold to Intelsat. This settlement had the effect of reducing future orbital receipts by $25 million, including $15 million relating to a satellite currently under construction. Consistent with our internal reporting for satellite manufacturing, this decrease in contract value for the satellite currently under construction is not being reflected as a decrease in 2004 satellite manufacturing revenues. These charges had no effect on our consolidated results.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Satellite services includes:
Impairment charge for Telstar 14/ Estrela do Sul-1 satellite (see Note 8)	$—	$—	$(12.0)	$—
Sales-type lease arrangement (see Note 8)	7.7	—	7.7	—
Other Adjusted EBITDA before eliminations	7.5	0.1	18.3	6.5

Satellite services segment Adjusted EBITDA before eliminations	$15.2	$0.1	$14.0	$6.5

(6)	Includes additional depreciation expense of $15 million for the nine months ended September 30, 2004, due to accelerating the estimated end of depreciable life of our Telstar 11 satellite to June 2004 from March 2005. Also, includes amortization of unearned stock compensation charges.

(7)	Amounts are presented after the elimination of intercompany profit.

(8)	The 2003 segment information has been adjusted to remove the operations of the North American satellites and related assets sold, which have been reclassified to discontinued operations (see Note 4).

(9)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Satellite manufacturing includes:
Provisions for inventory obsolescence	$(0.6)	$(11.2)	$(2.3)	$(35.1)
Loss on cancellation of a deposits	—	—	—	(23.5)
Accrual for Alcatel settlement	—	—	—	(13.0)
Loss on acceleration of receipt of long-term receivables	—	—	—	(10.9)
Valuation allowance on vendor financing receivables	—	—	—	(10.0)
Other Adjusted EBITDA before eliminations	(6.7)	(19.1)	0.8	(38.8)

Satellite manufacturing segment Adjusted EBITDA before eliminations	$(7.3)	$(30.3)	$(1.5)	$(131.3)

18.	New Accounting Pronouncements

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

      Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the other wholly owned subsidiaries of the Parent Company (the “Non-Guarantor Subsidiaries”) as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003. The unaudited condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

      The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting. Our significant transactions with our subsidiaries, other than the investment account and related equity in net loss of unconsolidated subsidiaries, are intercompany payables and receivables between our subsidiaries resulting primarily from the funding of the construction of satellites for the Satellite Services segment. Loral’s $200 million note receivable from unconsolidated subsidiaries is due from Loral Space & Communications Corporation (“LSCC”) and bears interest at 8.2% per annum. Loral SpaceCom (a non-guarantor subsidiary) holds a $29.7 million subordinated note receivable from the Subsidiary Issuer. The note is subordinated to all existing and future indebtedness of the Subsidiary Issuer and guaranteed by the Parent Company. The note bears interest at a rate of 10% per annum. Loral Satellite has provided $59.8 million to Loral as of September 30, 2004, in the form of a note receivable which bears no interest and is payable upon maturity of the Loral Satellite Credit Agreement. As a result of filing Chapter 11, the accrual of interest on all related party notes in the following condensed consolidating financial statements was suspended.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2004
(In thousands)
(Unaudited)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$2,304	$37,113	$—	$129,506	$—	$168,923
Accounts receivable, net	—	3,971	251	6,704	—	10,926
Contracts-in-process	—	—	—	82,896	—	82,896
Inventories	—	—	—	36,155	—	36,155
Other current assets	4,100	3,956	426	15,201	(68)	23,615

Total current assets	6,404	45,040	677	270,462	(68)	322,515
Property, plant and equipment, net	—	260,704	167,928	428,002	(22,147)	834,487
Long-term receivables	—	—	—	89,907	—	89,907
Due (to) from unconsolidated subsidiaries	(9,022)	(19,413)	32,348	46,864	(50,777)	—
Investments in unconsolidated subsidiaries	(495,624)	307,972	(271,698)	(1,640,188)	2,099,538	—
Investments in and advances to affiliates	20	—	—	49,033	—	49,053
Deposits	—	—	—	9,000	—	9,000
Other assets	4,253	3,571	420	40,196	—	48,440

Total assets	$(493,969)	$597,874	$(70,325)	$(706,724)	$2,026,546	$1,353,402

Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$—	$1,893	$250	$34,888	$—	$37,031
Accrued employment costs	—	—	—	34,458	—	34,458
Customer advances and billings in excess of costs and profits	—	4,241	15	261,879	—	266,135
Deferred gain on sale of assets	—	—	—	20,999	—	20,999
Income taxes payable	—	—	—	4,204	—	4,204
Other current liabilities	1,956	—	—	14,775	—	16,731

Total current liabilities	1,956	6,134	265	371,203	—	379,558
Pension and other postretirement liabilities	—	—	—	18,646	—	18,646
Long-term liabilities	52,233	34,887	15,667	10,698	(37,293)	76,192

Total liabilities not subject to compromise	54,189	41,021	15,932	400,547	(37,293)	474,396
Liabilities subject to compromise	434,452	1,111,032	(116,662)	434,575	(4,196)	1,859,201
Minority interest	—	—	—	2,415	—	2,415
Shareholders’ (deficit) equity:
Common stock	4,413	—	—	—	—	4,413
Paid-in capital	3,392,829	604,166	—	—	(604,166)	3,392,829
Treasury stock, at cost	(3,360)	—	—	—	—	(3,360)
Unearned compensation	(107)	—	—	—	—	(107)
Due from related parties	—	(53,996)	—	53,996	—	—
Retained (deficit) earnings	(4,305,243)	(1,104,349)	30,405	(1,598,257)	2,672,201	(4,305,243)
Accumulated other comprehensive (loss)	(71,142)	—	—	—	—	(71,142)

Total shareholders’ (deficit) equity	(982,610)	(554,179)	30,405	(1,544,261)	2,068,035	(982,610)

Total liabilities and shareholders’ (deficit) equity	$(493,969)	$597,874	$(70,325)	$(706,724)	$2,026,546	$1,353,402

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2004
(In thousands)
(Unaudited)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$—	$18,118	$6,665	$13,293	$(5,206)	$32,870
Revenues from sales-type lease arrangement — satellite services	—	87,200	—	—	—	87,200
Revenues from satellite manufacturing	—	—	—	81,999	(3,454)	78,545

Total revenues	—	105,318	6,665	95,292	(8,660)	198,615
Cost of satellite services	—	22,693	7,157	11,575	(7,916)	33,509
Cost of sales-type lease arrangement — satellite services	—	79,543	—	—	—	79,543
Cost of satellite manufacturing	—	—	—	86,438	(2,413)	84,025
Selling, general and administrative expenses	—	3,405	5,366	18,407	—	27,178

(Loss) income from continuing operations before reorganization expenses due to bankruptcy	—	(323)	(5,858)	(21,128)	1,669	(25,640)
Reorganization expenses due to bankruptcy	(916)	(1,718)	—	(6,853)	—	(9,487)

Operating (loss) income from continuing operations	(916)	(2,041)	(5,858)	(27,981)	1,669	(35,127)
Interest and investment income	—	—	—	2,316	—	2,316
Interest expense	—	(702)	—	(844)	609	(937)
Other expense	—	—	—	1,927	—	1,927

(Loss) income from continuing operations before income taxes, equity (losses) in unconsolidated subsidiaries and affiliates and minority interest	(916)	(2,743)	(5,858)	(24,582)	2,278	(31,821)
Income tax (provision) benefit	—	2,775	(3,012)	246	190	199

(Loss) income from continuing operations before equity (losses) in unconsolidated subsidiaries and affiliates and minority interest	(916)	32	(8,870)	(24,336)	2,468	(31,622)
Equity income (losses) in unconsolidated subsidiaries	(30,486)	(8,870)	—	—	39,356	—
Equity income (losses) in affiliates	—	—	—	(53)	—	(53)
Minority interest	—	—	—	(26)	—	(26)

(Loss) income from continuing operations	(31,402)	(8,838)	(8,870)	(24,415)	41,824	(31,701)
Income from discontinued operations	—	—	—	299	—	299

Net (loss) income	$(31,402)	$(8,838)	$(8,870)	$(24,116)	$41,824	$(31,402)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2004
(In thousands)
(Unaudited)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$—	$58,540	$23,726	$44,017	$(25,432)	$100,851
Revenues from sales-type lease arrangement — satellite services	—	87,200	—	—	—	87,200
Revenues from satellite manufacturing	—	—	—	237,803	(9,852)	227,951

Total revenues	—	145,740	23,726	281,820	(35,284)	416,002
Cost of satellite services	—	91,222	23,934	61,217	(26,672)	149,701
Cost of sales-type lease arrangement — satellite services	—	79,543	—	—	—	79,543
Cost of satellite manufacturing	—	—	—	239,682	(8,126)	231,556
Selling, general and administrative expenses	4,279	14,089	9,180	61,991	—	89,539

Loss from continuing operations before reorganization expenses due to bankruptcy	(4,279)	(39,114)	(9,388)	(81,070)	(486)	(134,337)
Reorganization expenses due to bankruptcy	(2,893)	(5,569)	—	(18,895)	—	(27,357)

Loss from continuing operations	(7,172)	(44,683)	(9,388)	(99,965)	(486)	(161,694)
Interest and investment income	—	—	—	7,350	—	7,350
Interest expense	—	(922)	—	(1,673)	1,827	(768)
Other expense	—	—	—	(2,075)	—	(2,075)

(Loss) income from continuing operations before income taxes, equity income (losses) in unconsolidated subsidiaries and affiliates and minority interest	(7,172)	(45,605)	(9,388)	(96,363)	1,341	(157,187)
Income tax (provision) benefit	—	659	(1,776)	(11,870)	1,003	(11,984)

(Loss) income from continuing operations before equity income (losses) in unconsolidated subsidiaries and affiliates and minority interest	(7,172)	(44,946)	(11,164)	(108,233)	2,344	(169,171)
Equity income (losses) in unconsolidated subsidiaries	(126,535)	(11,164)	—	—	137,699	—
Equity income (losses) in affiliates	—	—	—	46,527	—	46,527
Minority interest	—	—	—	100	—	100

(Loss) income from continuing operations	(133,707)	(56,110)	(11,164)	(61,606)	140,043	(122,544)
Loss from discontinued operations	—	—	—	(11,163)	—	(11,163)

Net (loss) income	$(133,707)	$(56,110)	$(11,164)	$(72,769)	$140,043	$(133,707)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2004
(In thousands)
(Unaudited)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net (loss) income	$(133,707)	$(56,110)	$(11,164)	$(72,769)	$140,043	$(133,707)
Non-cash items:
Loss from discontinued operations	—	—	—	11,163	—	11,163
Equity income in affiliates	—	—	—	(46,527)	—	(46,527)
Minority interest	—	—	—	(100)	—	(100)
Equity losses in unconsolidated subsidiaries	126,535	11,164	—	68	(137,767)	—
Deferred taxes	—	—	2,744	11,434	(2,744)	11,434
Depreciation and amortization	—	55,317	15,760	34,381	—	105,458
(Recovery of) provisions for bad debts	—	(1,787)	(5)	186	—	(1,606)
Impairment charge on satellite and related assets	—	—	—	11,989	—	11,989
Profit on sales-type lease arrangement (Note 8)	—	—	—	(7,657)	—	(7,657)
Provisions for inventory obsolescence	—	—	—	2,263	—	2,263
Adjustment to revenue straightlining assessment	—	61	—	1,088	—	1,149
Non cash (gain) loss of foreign currency transactions and interest	—	—	—	(1,641)	—	(1,641)
Changes in operating assets and liabilities:
Accounts receivable, net	—	4,728	722	5,641	—	11,091
Contracts-in-process	—	—	—	31,895	—	31,895
Inventories	—	—	—	4,038	—	4,038
Long-term receivables	—	—	—	(10,794)	—	(10,794)
Due (to) from unconsolidated subsidiaries	5,928	(10,558)	(13,884)	4,857	13,657	—
Other current assets and other assets	(1,698)	(2,110)	5,562	10	—	1,764
Accounts payable	—	1,793	250	376	—	2,419
Accrued expenses and other current liabilities	765	148	15	59	—	987
Customer advances	—	(1,882)	—	70,732	—	68,850
Income taxes payable	—	—	—	(2,742)	—	(2,742)
Pension and other postretirement liabilities	—	—	—	3,315	—	3,315
Long-term liabilities	—	(1,447)	—	(3,153)	—	(4,600)
Other	—	—	—	92	—	92

Net cash provided by continuing operating activities	(2,177)	(683)	—	48,204	13,189	58,533

Net cash provided by discontinued operations	—	—	—	18,351	—	18,351

Investing activities:
Capital expenditures for continuing operations	—	(9,035)	—	2,783	(13,189)	(19,441)
Capital expenditures for discontinued operations	—	—	—	(11,185)	—	(11,185)
Proceeds from the sale of assets, net of expenses	—	—	—	953,619	—	953,619
Investments in and advances to affiliates	—	—	—	(5,711)	—	(5,711)

Net cash provided by investing activities	—	(9,035)	—	939,506	(13,189)	917,282

Financing activities:
Repayments of term loans	—	—	—	(576,500)	—	(576,500)
Repayments of revolving credit facilities	—	—	—	(390,387)	—	(390,387)

Net cash provided by (used in) financing activities	—	—	—	(966,887)	—	(966,887)

Net increase (decrease) in cash and cash equivalents	(2,177)	(9,718)	—	39,174	—	27,279
Cash and cash equivalents — beginning of period	4,481	46,831	—	90,332	—	141,644

Cash and cash equivalents — end of period	$2,304	$37,113	$—	$129,506	$—	$168,923

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

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

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2003
(In thousands)
(Unaudited)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$—	$22,631	$9,906	$15,710	$(10,939)	$37,308
Revenues from satellite manufacturing	—	—	—	(21,213)	(2,355)	(23,568)
Management fee to parent	—	—	—	(109)	109	—

Total revenues	—	22,631	9,906	(5,612)	(13,185)	13,740
Costs of satellite services	—	23,721	8,005	20,321	(10,269)	41,778
Costs of satellite manufacturing	—	—	—	16,559	(1,566)	14,993
Selling, general and administrative expenses	3,169	2,587	972	32,895	—	39,623
Management fee expense	(109)	—	—	—	109	—

Operating (loss) income before reorganization expenses due to bankruptcy	(3,060)	(3,677)	929	(75,387)	(1,459)	(82,654)
Reorganization expenses due to bankruptcy	(814)	(1,575)	—	(6,371)	—	(8,760)

Operating (loss) income	(3,874)	(5,252)	929	(81,758)	(1,459)	(91,414)
Interest and investment income	873	14	—	(72)	(140)	675
Interest expense	(2,005)	(657)	—	1,783	789	(90)
Other income	—	—	—	957	—	957

(Loss) income from continuing operations before income taxes, equity in net losses of unconsolidated subsidiaries and affiliates and minority interest	(5,006)	(5,895)	929	(79,090)	(810)	(89,872)
Income tax benefit (provision)	(261)	(788)	(327)	1,231	707	562

(Loss) income from continuing operations before equity in net losses of unconsolidated subsidiaries and affiliates and minority interest	(5,267)	(6,683)	602	(77,859)	(103)	(89,310)
Equity in net income (losses) of unconsolidated subsidiaries	(82,542)	602	—	—	81,940	—
Equity in net losses of affiliates	(38,100)	—	—	(708)	—	(38,808)
Minority interest	—	—	—	89	—	89

(Loss) income from continuing operations	(125,909)	(6,081)	602	(78,478)	81,837	(128,029)
Income from discontinued operations	—	—	—	2,120	—	2,120

(Loss) income before cumulative effect of change in accounting principle	(125,909)	(6,081)	602	(76,358)	81,837	(125,909)
Cumulative effect of change in accounting principle	(1,970)	—	—	—	—	(1,970)

Net (loss) income	$(127,879)	$(6,081)	$602	$(76,358)	$81,837	$(127,879)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2003
(In thousands)
(Unaudited)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$—	$68,655	$30,575	$50,777	$(33,498)	$116,509
Revenues from satellite manufacturing	—	—	—	172,477	(9,801)	162,676

Total revenues	—	68,655	30,575	223,254	(43,299)	279,185
Costs of satellite services	—	71,917	23,770	71,454	(31,485)	135,656
Costs of satellite manufacturing	—	—	—	305,140	(6,730)	298,410
Selling, general and administrative expenses	7,353	6,948	1,542	89,979	—	105,822

Operating (loss) income before reorganization expenses due to bankruptcy	(7,353)	(10,210)	5,263	(243,319)	(5,084)	(260,703)
Reorganization expenses due to bankruptcy	(814)	(1,575)	—	(6,371)	—	(8,760)

Operating (loss) income	(8,167)	(11,785)	5,263	(249,690)	(5,084)	(269,463)
Interest and investment income	12,201	19	—	12,396	(13,100)	11,516
Interest expense	(21,674)	(6,305)	—	(4,757)	15,049	(17,687)
Other income	—	—	—	2,106	—	2,106
Gain on investment	—	—	—	17,900	—	17,900

(Loss) income from continuing operations before income taxes, equity in net losses of unconsolidated subsidiaries and affiliates and minority interest	(17,640)	(18,071)	5,263	(222,045)	(3,135)	(255,628)
Income tax benefit (provision)	(3,656)	(1,678)	(1,842)	11,144	3,393	7,361

(Loss) income from continuing operations before equity in net losses of unconsolidated subsidiaries and affiliates and minority interest	(21,296)	(19,749)	3,421	(210,901)	258	(248,267)
Equity in net income (losses) of unconsolidated subsidiaries	(197,683)	3,421	—	—	194,262	—
Equity in net losses of affiliates	(50,893)	—	—	(4,753)	—	(55,646)
Minority interest	—	—	—	65	—	65

(Loss) income from continuing operations	(269,872)	(16,328)	3,421	(215,589)	194,520	(303,848)
Income from discontinued operations	—	—	—	20,361	—	20,361

(Loss) income before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(269,872)	(16,328)	3,421	(195,228)	194,520	(283,487)
Cumulative effect of change in accounting principle	(1,970)	—	—	—	—	(1,970)
Extraordinary gain on acquisition of minority interest	—	—	—	13,615	—	13,615

Net (loss) income	$(271,842)	$(16,328)	$3,421	$(181,613)	$194,520	$(271,842)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2003
(In thousands)
(Unaudited)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net (loss) income	$(271,842)	$(16,328)	$3,421	$(181,613)	$194,520	$(271,842)
Non-cash items:
Income from discontinued operations	—	—	—	(20,361)	—	(20,361)
Cumulative effect of change in accounting principle	1,970	—	—	—	—	1,970
Extraordinary gain on acquisition of minority interest	—	—	—	(13,615)	—	(13,615)
Equity (income) losses in affiliates	50,893	—	—	4,753	—	55,646
Minority interest	—	—	—	(65)	—	(65)
Equity in net losses of unconsolidated subsidiaries	197,683	(3,421)	—	—	(194,262)	—
Deferred taxes	3,656	—	3,393	—	(3,393)	3,656
Depreciation and amortization	—	40,710	15,760	31,976	—	88,446
Adjustment to revenue straightlining assessment	—	367	—	3,719	—	4,086
Provisions for bad debts	—	1,423	155	6,136	—	7,714
Provisions for inventory obsolescence	—	—	—	35,107	—	35,107
Loss on equipment disposals	—	—	—	243	—	243
Valuation allowance on vendor financing receivables	—	—	—	10,008	—	10,008
Loss on cancellation of deposits	—	—	—	23,500	—	23,500
Loss on acceleration of receipt of long-term receivables	—	—	—	10,893	—	10,893
Charge on conversion of sales arrangement to lease arrangement				10,098		10,098
Accrual for Alcatel settlement	—	—	—	8,000	—	8,000
Gain on investments	—	—	—	(17,900)	—	(17,900)
Non-cash net (gain) loss on foreign currency transactions and interest	—	669	—	4,832	—	5,501
Changes in operating assets and liabilities:
Accounts receivable, net	—	(1,364)	(535)	1,083	—	(816)
Contracts-in-process	—	—	—	26,331	—	26,331
Inventories	—	—	—	(758)	—	(758)
Long-term receivables	—	—	—	75,612	—	75,612
Deposits	—	—	—	22,750	—	22,750
Due to (from) unconsolidated subsidiaries	152	21,733	(29,053)	3,249	3,919	—
Other current assets and other assets	(2,924)	4,500	7,158	11,900	—	20,634
Accounts payable	—	(155)	20	11,564	—	11,429
Accrued expenses and other current liabilities	1,492	384	—	(4,006)	—	(2,130)
Customer advances	—	(2,014)	(319)	(51,623)	—	(53,956)
Income taxes payable	—	—	—	(598)	—	(598)
Pension and other postretirement liabilities	—	—	—	8,016	—	8,016
Long-term liabilities	—	(1,284)	—	(7,551)	—	(8,835)
Other	64	—	—	170	—	234

Net cash provided by (used in) continuing operating activities	(18,856)	45,220	—	11,850	784	38,998

Net cash provided by discontinued operations	—	—	—	56,491	—	56,491

Investing activities:
Capital expenditures for continuing operations	—	(4,751)	—	(39,393)	(784)	(44,928)
Capital expenditures for discontinued operations	—	—	—	(41,578)	—	(41,578)
Proceeds from sale of investments	—	—	—	45,908	—	45,908
Investments in and advances to unconsolidated subsidiaries	734	—	—	(734)	—	—
Investments in and advances to affiliates	—	—	—	(18,591)	—	(18,591)

Net cash (used in) provided by in investing activities	734	(4,751)	—	(54,388)	(784)	(59,189)

Financing activities:
Repayments of term loans	—	—	—	(32,500)	—	(32,500)
Borrowings under revolving credit facilities	—	—	—	71,400	—	71,400
Interest payments on 10% senior notes	—	(30,635)	—	—	—	(30,635)
Repayments of other long-term obligations	—	—	—	(6,434)	—	(6,434)
Note receivable from unconsolidated affiliate	17,284	—	—	(17,284)	—	—
Proceeds from stock issuances	3,869	—	—	—	—	3,869
Payment of bank amendment costs	—	—	—	(5,131)	—	(5,131)

Net cash provided by (used in) financing activities	21,153	(30,635)	—	10,051	—	569

Net increase (decrease) in cash and cash equivalents	3,031	9,834	—	24,004	—	36,869
Cash and cash equivalents — beginning of period	1,514	42,964	—	21,458	—	65,936

Cash and cash equivalents — end of period	$4,545	$52,798	$—	$45,462	$—	$102,805

20.	Subsequent Event

      During October 2004, we settled an insurance claim for $9.3 million ($4.6 million received in October 2004) with our insurers with respect to a satellite that was sold. The receipt of the insurance claim will be recognized in the fourth quarter of 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “financial statements”) included in Item 1 and our latest Annual Report on Form 10-K.

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

Disclosure Regarding Forward-Looking Statements

      Except for the historical information contained in the following discussion and analysis, the matters discussed below are not historical facts, but are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, we or our representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts. These forward-looking statements can be identified by the use of words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” “anticipates,” “estimates,” “project,” “intend,” or “outlook” or other variations of these words. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict or quantify. Actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond our control. These include confirmation of a plan of reorganization by the Bankruptcy Court, and our ability to maintain good relations with our customers, suppliers and employees. For a detailed discussion of these and other factors and conditions, please refer to the Commitments and Contingencies section below and to the other periodic reports filed with the Securities and Exchange Commission (“SEC”) by Loral. We operate in an industry sector in which securities values may be volatile and may be influenced by economic and other factors beyond our control. We undertake no obligation to update any forward-looking statements.

Overview

Businesses

      We are a leading satellite communications company organized into two operating segments: Satellite Services and Satellite Manufacturing.

Satellite Services

      Through our Loral Skynet division, we provide satellite capacity and networking infrastructure to our customers for video and direct-to-home (“DTH”) broadcasting, high-speed data distribution, Internet access, communications and networking services. The satellite services business is capital intensive and highly competitive. We compete with other satellite operators and with ground-based service providers. The build-out of a satellite fleet requires substantial investment. Once these investments are made, however, the costs to maintain and operate the fleet are relatively low. The upfront investments are earned back through the leasing of transponders to customers over the life of the satellite. Beyond construction, one of the major cost factors is in-orbit insurance, given the harsh and unpredictable environment in which the satellites operate. Annual receipts from this business are fairly predictable because they are derived from an established base of long-term customer contracts.

      The satellite services market has been characterized in recent years by over-capacity, pricing pressure and competition from fiber. The downturn in the telecommunications sector led many existing Skynet customers, hampered by a slow-down in demand and lack of access to the capital markets, to postpone expansion plans. Similarly, several start-up companies that leased Skynet’s satellite capacity for the delivery of new applications failed to meet their business objectives. Following the closing of the Intelsat transaction (see Note 4 to the financial statements) on March 17, 2004, Skynet’s growth will depend on its ability to differentiate itself from the competition through customized product offerings, its superior customer service and its successful marketing of available capacity on its international fleet which is well positioned to serve regions of the world where we expect demand to grow.

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

      Satellite manufacturers have high fixed costs relating primarily to labor and overhead. Based on its current cost structure, we estimate that SS/L covers its fixed costs with an average of three to four satellite awards a year. In October 2003, SS/L entered into binding authorizations to proceed for the construction of three satellites, and in March 2004, SS/L entered into a contract for the construction of one additional satellite. Cash flow in the satellite manufacturing business tends to be uneven. It takes two to three years to complete a satellite project and numerous assumptions are built into the estimated costs. Cash receipts are tied to the achievement of contract milestones, which depend in part on the ability of our subcontractors to deliver on time. In addition, the timing of satellite awards is difficult to predict, contributing to the unevenness of revenue and making it more challenging to match the workforce to the workflow.

      Satellites are extraordinarily complex devices designed to operate in the very hostile environment of space. This complexity may lead to unanticipated costs during the design, manufacture and testing of a satellite. SS/L establishes provisions for costs based on historical experience and program complexity to cover anticipated costs. Since most of SS/L’s contracts are fixed price, cost increases in excess of the provisions reduce profitability and may result in losses borne solely by SS/L, which may be material. The satellite manufacturing industry is highly competitive and, in recent years, order levels reached an unprecedented low level, resulting in manufacturing over-capacity. Buyers, as a result, have the advantage over suppliers in negotiating prices, terms and conditions. In the latter part of 2003, the order rate for new commercial satellites picked up and was expected to continue into 2004. This anticipated trend of increased orders, however, has not materialized during the first nine months of 2004, nor is it expected to for the remainder of 2004.

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

      On July 15, 2003, Loral and certain of its subsidiaries (the “Debtor Subsidiaries” and collectively with Loral, the “Debtors”), including Loral Space & Communications Corporation, Loral SpaceCom Corporation (“Loral SpaceCom”), Loral Satellite, Inc. (“Loral Satellite”), SS/L and Loral Orion, Inc. (“Loral Orion”), filed voluntary petitions for reorganization under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)) (the “Chapter 11 Cases”). We and our Debtor Subsidiaries continue to manage our properties and operate our businesses as “debtors in possession” under the jurisdiction of the Bankruptcy

Court and in accordance with the provisions of the Bankruptcy Code. As a result of our Chapter 11 filing, all of our prepetition debt obligations were accelerated. On July 15, 2003, we also suspended interest payments on all of our unsecured debt obligations. As of September 30, 2004, the principal amounts of our prepetition outstanding debt obligations totaled $1.049 billion.

      For the duration of the bankruptcy proceedings, our businesses are subject to the risks and uncertainties of bankruptcy.

Sale of Assets

      In order to strengthen our balance sheet, on July 15, 2003 we agreed to sell our North American satellites and related assets to Intelsat. On March 17, 2004, we completed the sale of such assets to Intelsat. We used the proceeds from the sale of the assets to repay our outstanding secured bank debt (see Notes 2 and 4 to the financial statements).

Future Outlook

      On October 22, 2004, we filed a revised plan of reorganization (the “Plan”) and a disclosure statement with the Bankruptcy Court, which resulted from an agreement with the creditors’ committee in our Chapter 11 Cases on the principal financial terms of a plan of reorganization. The Plan is subject to final documentation and the resolution of certain other issues between us and the creditors’ committee and to confirmation by the Bankruptcy Court, and may be further amended by us with the consent of the creditors’ committee. We expect to exit Chapter 11 under current management in the first quarter of 2005.

      We intend to reorganize around our satellite manufacturing operations and our remaining fleet of international satellites, which will cover regions with growth potential, such as Asia, the Middle East and South America, where the ground infrastructure is inadequate to support increased demand. We consider these operations to be a viable foundation for the further expansion of our company. Based upon our Plan for emergence from Chapter 11, we believe that we will not require any additional financing to fund operations.

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

Consolidated Operating Results

      See Critical Accounting Matters in our latest Annual Report on Form 10-K filed with the SEC and Note 18 to the financial statements.

      The accompanying financial statements have been prepared assuming Loral, in its current structure, will continue as a going concern. However, the factors mentioned above, among other things, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern is dependent on a number of factors including, but not limited to, the Bankruptcy Court’s confirmation of our plan of reorganization and maintaining good relations with our customers, suppliers and employees. If a plan of reorganization is not confirmed and implemented, we may be forced to liquidate under applicable provisions of the Bankruptcy Code. We cannot give any assurance of the level of recovery our creditors would receive in a liquidation. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if we were forced to liquidate.

      The following discussion of revenues and Adjusted EBITDA (see Note 17 to the financial statements) reflects the results of our operating businesses for the three and nine months ended September 30, 2004 and 2003. The balance of the discussion relates to our condensed consolidated results, unless otherwise noted. Both of our business segments have been adversely affected by the downturn in the telecommunications sector, which has caused a delay in demand for new telecommunications applications and services.

      The sale of our North American satellites and related assets to Intelsat has been accounted for as a discontinued operation, resulting in our historical condensed consolidated statements of operations and statements of cash flows being reclassified to reflect such discontinued operations separately from continuing operations (see Note 2 and Note 4 to the financial statements).

Revenues:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In millions)
Satellite services	$34.2	$39.1	$105.5	$121.8
Satellite services sales-type lease arrangement (see Note 8 to the financial statements)	87.2	—	87.2	—
Satellite manufacturing	85.2	99.1	300.0	311.7

Segment revenues	206.6	138.2	492.7	433.5
Eliminations(1)	(8.0)	(124.5)	(76.7)	(154.3)

Revenues as reported(2)	$198.6	$13.7	$416.0	$279.2

Adjusted EBITDA:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In millions)
Satellite services(3)	$7.5	$0.1	$6.3	$6.5
Satellite services sales-type lease arrangement (see Note 8 to the financial statements)	7.7	—	7.7	—
Satellite manufacturing(4)	(7.3)	(30.3)	(1.5)	(131.3)
Corporate expenses(5)	(9.7)	(9.9)	(27.2)	(28.9)

Segment Adjusted EBITDA before eliminations	(1.8)	(40.1)	(14.7)	(153.7)
Eliminations(1)	(2.5)	(13.7)	(14.2)	(18.5)

Adjusted EBITDA	$(4.3)	$(53.8)	$(28.9)	$(172.2)

Reconciliation of Adjusted EBITDA to Net Loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In millions)
Adjusted EBITDA	$(4.3)	$(53.8)	$(28.9)	$(172.2)
Depreciation and amortization(6)	(21.3)	(28.8)	(105.5)	(88.5)
Reorganization expenses due to bankruptcy	(9.5)	(8.8)	(27.3)	(8.8)

Operating loss from continuing operations	(35.1)	(91.4)	(161.7)	(269.5)
Interest and investment income	2.3	0.7	7.4	11.5
Interest expense	(0.9)	(0.1)	(0.7)	(17.7)
Other income (expense)	1.9	1.0	(2.1)	2.1
Gain on investment	—	—	—	17.9
Income tax benefit (provision)	0.2	0.5	(12.0)	7.4
Equity income (losses) in affiliates	(0.1)	(38.8)	46.5	(55.6)
Minority interest	—	0.1	0.1	0.1

Loss from continuing operations	(31.7)	(128.0)	(122.5)	(303.8)
Income (loss) from discontinued operations, net of taxes	0.3	2.1	(11.2)	20.4

Loss before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(31.4)	(125.9)	(133.7)	(283.4)
Cumulative effect of change in accounting principle	—	(2.0)	—	(2.0)
Extraordinary gain on acquisition of minority interest	—	—	—	13.6

Net loss	$(31.4)	$(127.9)	$(133.7)	$(271.8)

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L for wholly owned subsidiaries and in the three and nine months ended September 30, 2003, the reversal of cumulative satellite manufacturing sales of $83 million and cost of satellite manufacturing of $73 million on a satellite program that was changed to a lease arrangement in the third quarter of 2003 (see Note 8 to the financial statements).

(2)	Includes revenues from affiliates of $1.9 million and $(5.1) million for the three months ended September 30, 2004 and 2003, respectively, and $7.1 million and $18.1 million for the nine months ended September 30, 2004 and 2003, respectively.

(3)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Includes (see Note 8 to the financial statements):
Impairment charge for Telstar 14/Estrela do Sul-1 satellite	$—	$—	$(12.0)	$—
Sales-type lease arrangement	7.7	—	7.7	—
Other Adjusted EBITDA before eliminations	7.5	0.1	18.3	6.5

Satellite services segment Adjusted EBITDA before eliminations	$15.2	$0.1	$14.0	$6.5

(4)	Excludes charges of $22 million for the nine months ended September 30, 2004, as a result of the settlement of all orbital receivables on satellites sold to Intelsat. This settlement had the effect of reducing future orbital receipts by $25 million, including $15 million relating to a satellite currently under construction. Consistent with our internal reporting for satellite manufacturing, this decrease in contract value for the satellite currently under construction is not being reflected as a decrease in 2004 satellite manufacturing revenues. These charges had no effect on our consolidated results.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Satellite manufacturing includes:
Provisions for inventory obsolescence	$(0.6)	$(11.2)	$(2.3)	$(35.1)
Loss on cancellation of a deposits	—	—	—	(23.5)
Accrual for Alcatel settlement	—	—	—	(13.0)
Loss on acceleration of receipt of long-term receivables	—	—	—	(10.9)
Valuation allowance on vendor financing receivables	—	—	—	(10.0)
Other Adjusted EBITDA before eliminations	(6.7)	(19.1)	0.8	(38.8)

Satellite manufacturing segment Adjusted EBITDA before eliminations	$(7.3)	$(30.3)	$(1.5)	$(131.3)

(5)	Represents corporate expenses incurred in support of our operations.

(6)	Includes additional depreciation expense of $15 million for the nine months ended September 30, 2004, due to accelerating the estimated end of depreciable life of our Telstar 11 satellite to June 2004 from March 2005. Also, includes amortization of unearned stock compensation charges.

Three Months Ended September 30, 2004 Compared With 2003

Revenues from Satellite Services

	Three Months
	Ended
	September 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Revenues from satellite services	$34	$39	(13)%
Revenues from sales-type lease arrangement	87	—	N/A
Eliminations	(1)	(2)	(26)%

Revenues from satellite services as reported	$120	$37	222%

      Revenues from satellite services as reported increased $83 million in the three months ended September 30, 2004, as compared to 2003 primarily due to $87 million of revenues recognized for a sales-type lease arrangement for satellite capacity (see Note 8 to the financial statements). This was offset by a $2 million decrease due to lower rates for services and a $3 million decrease resulting from lower transponder and network utilization.

Revenues from Satellite Manufacturing

	Three Months
	Ended
	September 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Revenues from satellite manufacturing	$86	$99	(14)%
Eliminations	(7)	(123)	(95)%

Revenues from satellite manufacturing as reported	$79	$(24)	N/A

      Revenues from satellite manufacturing as reported increased $103 million in the three months ended September 30, 2004, as compared to 2003. Revenues from satellite manufacturing before eliminations decreased by $13 million, resulting primarily from a decrease in revenues from satellite programs nearing completion under the percentage of completion method of $66 million, offset by a $53 million increase in revenues from the new orders received in the fourth quarter of 2003. Eliminations consist primarily of revenues from satellites under construction by SS/L for Satellite Services, and in 2003, the reversal of sales of $83 million of cumulative sales on a satellite program that was changed to a lease arrangement in the third quarter of 2003, which resulted in negative satellite manufacturing sales for the 2003 quarter (see Note 8 to the financial statements).

Cost of Satellite Services

	Three Months
	Ended
	September 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Cost of satellite services includes:
Other cost of satellite services	$17	$20	(12)%
Depreciation and amortization	16	22	(27)%
Cost of sales-type lease arrangement	80	—	N/A

Cost of satellite services	$113	$42	171%

Cost of satellite services as a % of satellite services revenues as reported	94%	112%

      Cost of satellite services increased $71 million in the three months ended September 30, 2004, as compared to 2003. Other cost of satellite services decreased $3 million, primarily due to reduced external satellite capacity costs. Depreciation and amortization expense decreased by $6 million, primarily resulting from a reduction of $9 million due to our Telstar 11 satellite being fully depreciated in June 2004, offset in part by higher depreciation expense of $3 million for our Telstar 14/Estrela do Sul-1 satellite which commenced service at the end of March 2004 and our Telstar 18 satellite which commenced service at the beginning of September 2004. Depreciation and amortization expense is expected to approximate $17 million per quarter beginning in the fourth quarter of 2004. In September 2004, we incurred $80 million of costs for a sales-type lease arrangement (see Note 8 to the financial statements).

Cost of Satellite Manufacturing

	Three Months
	Ended
	September 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Cost of satellite manufacturing includes:
Other cost of satellite manufacturing	$83	$77	9%
Provisions for inventory obsolescence	1	11	(95)%
Reversal of costs on satellite program changed to a lease	—	(73)	N/A

Cost of satellite manufacturing	$84	$15	460%

Cost of satellite manufacturing as a % of satellite manufacturing revenues as reported	107%	N/A

      Cost of satellite manufacturing increased $69 million in the three months ended September 30, 2004, as compared to 2003. Other cost of satellite manufacturing increased $6 million, due primarily to increased costs on satellite programs nearing completion under the percentage of completion method and costs incurred on the new satellite orders received in the fourth quarter of 2003. In 2003, we reversed costs of $73 million on a satellite program that was changed to a lease arrangement in the third quarter of 2003 (see Note 8 to the financial statements) and recorded provisions for inventory obsolescence of $11 million.

Selling, General and Administrative Expenses

	Three Months
	Ended
	September 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Selling, general and administrative expenses	$27	$40	(31)%
% of revenues as reported	14%	288%

      The $13 million decrease in selling, general and administrative expenses in the three months ended September 30, 2004, as compared to 2003 was due primarily to decreases in bad debt expense of $8 million and other cost reductions of $1 million for satellite services and lower professional fees of $3 million for SS/ L.

Reorganization Expenses Due to Bankruptcy

		Period from
	Three Months	July 15, 2003
	Ended	(filing date) to
	September 30,	September 30,	% Increase/
	2004	2003	(Decrease)

	(In millions)
Reorganization expenses due to bankruptcy	$9	$9	8%

      Reorganization expenses due to bankruptcy for the three months ended September 30, 2004, include professional fees of $5 million, employee retention costs of $2 million and severance costs of $3 million, offset by interest income of $1 million. Reorganization expenses due to bankruptcy for the period from July 15, 2003 (filing date) to September 30, 2003, include professional fees of $5 million and lease rejection claims of $6 million, offset by interest income of $2 million.

Interest and Investment Income

	Three Months
	Ended
	September 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Interest and investment income	$2	$1	243%

      Interest and investment income primarily represents interest income earned on satellite manufacturing programs.

Interest Expense

	Three Months
	Ended
	September 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Interest cost before capitalized interest	$1	$3	(67)%
Capitalized interest	—	(3)	N/A

Interest expense	$1	$—	N/A

      Interest expense increased $1 million in the three months ended September 30, 2004, as compared to 2003. Subsequent to our voluntary petitions for reorganization on July 15, 2003, we only recognized and paid interest on our secured bank debt through March 18, 2004 and stopped recognizing and paying interest on all other outstanding debt obligations and preferred stock. Capitalized interest decreased to zero in the three months ended September 30, 2004, which was due to us no longer incurring interest expense on our secured bank debt that we repaid in March 2004. Interest cost will continue to be minimal while we are in Chapter 11.

Other Income (Expense)

	Three Months
	Ended
	September 30,

	2004	2003

	(In millions)
Other income (expense)	$2	$1

      Other income (expense) represents gains and (losses) on foreign currency transactions.

Income Tax (Provision) Benefit

      During 2004 and 2003, we continued to maintain the 100% valuation allowance established at December 31, 2002 and recorded no benefit for our domestic loss. For the three months ended September 30, 2004, we recorded a foreign income tax benefit of $0.2 million on a pre-tax loss of $31.8 million. For the three months ended September 30, 2003, we recorded a tax benefit of $0.6 million on a pre-tax loss of $89.9 million, which primarily includes the reclassification of a tax provision to income from discontinued operations offset by a state and local income tax provision and a deferred tax liability recorded for certain foreign entities.

Equity Income (Losses) in Affiliates

	Three Months
	Ended
	September 30,

	2004	2003

	(In millions)
XTAR	$(0.1)	$(0.7)
Satmex	—	(38.4)
Globalstar and Globalstar service provider partnerships	—	0.3

	$(0.1)	$(38.8)

      During 2004, we did not provide for our allocated share of Satmex’s net losses, due to our write-off of our remaining investment in Satmex in the third quarter of 2003. Our equity losses in Satmex in 2003, of $38 million include our write-off of our remaining investment in Satmex of $29 million. See Note 9 to the financial statements.

Discontinued Operations

      Discontinued operations represents the results of the North American satellites and related assets sold to Intelsat on March 17, 2004 and includes interest expense on our secured bank debt through March 18, 2004 (see Interest Expense above). For the purpose of this presentation, in accordance with SFAS 144, all indirect costs normally associated with these operations are included in continuing operations. These indirect costs include telemetry, tracking and control, access control, maintenance and engineering, selling and marketing and general and administrative. See Note 4 to the financial statements.

Cumulative Effect of Change in Accounting Principle

      On July 1, 2003, we adopted SFAS No. 150. As a result, we recorded a charge of $2 million for the amortization of expenses incurred on the issuance of our preferred stock from their issuance dates through June 30, 2003, that were not previously amortized, as a cumulative effect of change in accounting principle. See Note 18 to the financial statements.

Nine Months Ended September 30, 2004 Compared With 2003

Revenues from Satellite Services

	Nine Months
	Ended
	September 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Revenues from satellite services	$106	$122	(13)%
Revenues from sales-type lease arrangement	87	—	N/A
Eliminations	(5)	(5)	(12)%

Revenues from satellite services as reported	$188	$117	61%

      Revenues from satellite services as reported increased $71 million in the nine months ended September 30, 2004, as compared to 2003, primarily due to $87 million of revenues recognized for a sales-type lease arrangement for satellite capacity (see Note 8 to the financial statements). This increase was offset by a decrease in rates for services of $8 million and reduced transponder and network utilization of $8 million. Eliminations primarily consist of revenues from leasing transponder capacity to Satellite Manufacturing and an adjustment to reduce revenues for the implicit interest discount provided to customers who have made prepayments under long-term contracts.

Revenues from Satellite Manufacturing

	Nine Months
	Ended
	September 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Revenues from satellite manufacturing	$300	$312	(4)%
Eliminations	(72)	(149)	(52)%

Revenues from satellite manufacturing as reported	$228	$163	40%

      Revenues from satellite manufacturing as reported increased $65 million in the nine months ended September 30, 2004, as compared to 2003. Revenues from satellite manufacturing before eliminations decreased by $12 million, primarily due to a decrease of $138 million in revenues from satellite programs nearing completion under the percentage of completion method, substantially offset by a $126 million increase in revenues from the new orders received in the fourth quarter of 2003. Eliminations primarily consist of revenues from satellites under construction by SS/ L for Satellite Services, and in 2003, the reversal of $83 million of cumulative sales on a satellite program that was changed to a lease arrangement in the third quarter of 2003 (see Note 8 to the financial statements).

Cost of Satellite Services

	Nine Months
	Ended
	September 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Cost of satellite services includes:
Other cost of satellite services	$50	$69	(26)%
Depreciation and amortization	87	$67	30%
Impairment charge for Telstar 14/ Estrela do Sul-1satellite	12	—	N/A
Cost of sales-type lease arrangement	80	—	N/A

Cost of satellite services	$229	$136	69%

Cost of satellite services as a % of satellite services revenues as reported	122%	116%

      Cost of satellite services increased $93 million in the nine months ended September 30, 2004, as compared to 2003. Other cost of satellite services decreased $19 million due primarily to reduced external satellite capacity costs of $10 million, decreased insurance costs of $3 million primarily resulting from non-renewal of insurance for Telstar 11 in the fourth quarter of 2003 and from the lower premium on renewal for Telstar 10/ Apstar IIR due to changes to coverage and lower costs of $6 million in 2004 due to headcount and other cost reductions. Depreciation and amortization expense increased $20 million primarily due to an increase of $15 million resulting from accelerating the estimated end of depreciable life of our Telstar 11 satellite to June 2004 from March 2005 and increased depreciation expense of $6 million for our Telstar 14/ Estrela do Sul-1 satellite which commenced service at the end of March 2004 and our Telstar 18 satellite which commenced service in the beginning of September 2004. Depreciation and amortization expense is expected to approximate $17 million per quarter beginning in the fourth quarter of 2004. In 2004, we incurred $80 million of costs for a sales type lease arrangement and an impairment charge of $12 million for Telstar 14/ Estrela do Sul-1 satellite and related assets to reduce the carrying values to the expected proceeds from insurance of $250 million (see Note 8 to the financial statements).

Cost of Satellite Manufacturing

	Nine Months
	Ended
	September 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Cost of satellite manufacturing includes:
Other cost of satellite manufacturing	$230	$279	(18)%
Loss on cancellation of deposits	—	23	N/A
Provisions for inventory obsolescence	2	35	(94)%
Accrual for Alcatel settlement	—	13	N/A
Loss on acceleration of receipt of long-term receivables	—	11	N/A
Valuation allowance on vendor financing receivables	—	10	N/A
Reversal of costs on a satellite program changed to a lease	—	(73)	N/A

Cost of satellite manufacturing	$232	$298	(22)%

Cost of satellite manufacturing as a % of satellite manufacturing revenues as reported	102%	183%

      The decrease of $66 million in the nine months ended September 30, 2004, as compared to 2003 was primarily due to the charges incurred in 2003 that were not incurred in 2004 as detailed in the above table, lower overall volume as satellite programs neared completion under the percentage of completion method in

2004 and lower costs in 2004 due to headcount reductions. This was offset by the reversal of $73 million of costs on a satellite program that was changed to a lease arrangement in the third quarter of 2003 (see Note 8 to the financial statements) and costs incurred in 2004 on the new satellite orders received in the fourth quarter of 2003.

Selling, General and Administrative Expenses

	Nine Months
	Ended
	September 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Selling, general and administrative expenses	$90	$106	(15)%
% of revenues as reported	21%	38%

      The decrease in selling, general and administrative expenses of $16 million in the nine months ended September 30, 2004, as compared to 2003 was primarily due to lower bad debt expense of $9 million for satellite services and lower research and development expenses and bid and proposal expenses of $4 million and lower professional fees of $4 million for SS/ L.

Reorganization Expenses Due to Bankruptcy

		Period from
	Nine Months	July 15, 2003
	Ended	(filing date) to
	September 30,	September 30,	% Increase/
	2004	2003	(Decrease)

	(In millions)
Reorganization expenses due to bankruptcy	$27	$9	212%

      Reorganization expenses due to bankruptcy for the nine months ended September 30, 2004, include professional fees of $15 million, employee retention costs of $9 million and severance costs of $4 million, offset by interest income of $1 million. Reorganization expenses due to bankruptcy for the period from July 15, 2003 (filing date) to September 30, 2003, include professional fees of $5 million and lease rejection claims of $6 million, offset by interest income of $2 million.

Interest and Investment Income

	Nine Months
	Ended
	September 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Interest and investment income	$7	$12	(36)%

      The decrease of $5 million in the nine months ended September 30, 2004, as compared to 2003 was due to lower interest income earned on satellite manufacturing programs.

Interest Expense

	Nine Months
	Ended
	September 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Interest cost before capitalized interest	$2	$28	(94)%
Capitalized interest	(1)	(10)	(91)%

Interest expense	$1	$18	(96)%

      Interest expense decreased $17 million in the nine months ended September 30, 2004, as compared to 2003. This was primarily due to the fact that subsequent to our voluntary petitions for reorganization on July 15, 2003, we only recognized and paid interest on our secured bank debt through March 18, 2004 and stopped recognizing and paying interest on all other outstanding debt obligations and preferred stock. Capitalized interest decreased to $1 million for the nine months ended September 30, 2004, which was due to us no longer incurring interest expense on our secured bank debt that we repaid in March 2004. Interest cost will continue to be minimal while we are in Chapter 11.

Other Income (Expense)

	Nine Months
	Ended
	September 30,

	2004	2003

	(In millions)
Other income (expense)	$(2)	$2

      Other income (expense) represents gains and (losses) on foreign currency transactions.

Gain on Investment

      During the nine months ended September 30, 2003, we realized an $18 million gain on the sale of all 59 million shares of our Sirius common stock.

Income Tax (Provision) Benefit

      During 2004 and 2003, we continued to maintain the 100% valuation allowance established at December 31, 2002 and recorded no benefit for our domestic loss. For the nine months ended September 30, 2004, we recorded a tax provision of $12.0 million on a pre-tax loss of $157.2 million, which primarily includes the additional valuation allowance of $11.4 million related to the reversal of deferred tax liabilities from Accumulated Other Comprehensive Loss (see Notes 3 and 6 to the financial statements) and a provision for foreign income taxes. For the nine months ended September 30, 2003, we recorded a tax benefit of $7.4 million on a pre-tax loss of $255.6 million, which primarily includes the reclassification of a tax provision to income from discontinued operations offset by a deferred tax liability recorded for certain foreign entities.

Equity Income (Losses) in Affiliates

	Nine Months
	Ended
	September 30,

	2004	2003

	(In millions)
XTAR	$—	$(4.8)
Satmex	—	(51.7)
Globalstar and Globalstar service provider partnerships	46.5	0.9

	$46.5	$(55.6)

      In connection with Globalstar’s liquidation on June 29, 2004, we recorded equity income of $47 million relating to Globalstar, on the reversal of vendor financing that was non-recourse to SS/ L in the event of non-payment by Globalstar. During 2004, we did not provide for our allocated share of Satmex’s net losses, due to our write-off of our remaining investment in Satmex in the third quarter of 2003. Our equity losses in Satmex in 2003, of $52 million include our write-off of our remaining investment in Satmex of $29 million. Our losses from XTAR decreased in 2004 as compared to 2003 primarily due to lower profit elimination. See Note 9 to the financial statements.

Discontinued Operations

      Discontinued operations represents the results of the North American satellites and related assets sold to Intelsat on March 14, 2004 and includes interest expense on our secured bank debt through March 18, 2004 (see Interest Expense above). In 2004, the results of the discontinued operations are for the period from January 1, 2004 to March 17, 2004, the date of the sale and include the write-off of approximately $11 million of debt issue costs to interest expense relating to our secured debt that was repaid. For the purpose of this presentation, in accordance with SFAS 144, all indirect costs normally associated with these operations are included in continuing operations. These indirect costs include telemetry, tracking and control, access control, maintenance and engineering, selling and marketing and general and administrative. See Note 4 to the financial statements.

Cumulative Effect of Change in Accounting Principle

      On July 1, 2003, we adopted SFAS No. 150, and as a result, recorded a charge of $2 million for the amortization of expenses incurred on the issuance of our preferred stock from their issuance dates through June 30, 2003, that were not previously amortized, as a cumulative effect of change in accounting principle. See Note 18 to the financial statements.

Extraordinary Gain on Acquisition of Minority Interest

      As a result of receiving Alcatel’s minority interest in CyberStar, L.P. on June 30, 2003 (as part of a settlement arrangement with Alcatel), we recognized an extraordinary gain of $14 million, which represents the extinguishment of the minority interest liability less the fair value of the acquired net assets.

Preferred Dividends

	Nine Months
	Ended
	September 30,
			% Increase/
	2004	2003	(Decrease)

	(In millions)
Preferred dividends	$—	$7	N/A

      The $7 million decrease in the nine months ended September 30, 2004, as compared to 2003 was primarily due to the adoption of SFAS 150 on July 1, 2003, which requires that dividends be included in interest expense (see Interest Expense above).

Backlog

Consolidated

      Backlog before eliminations was $928 million at September 30, 2004 (including $102 million for Telstar 14/ Estrela do Sul-1 and intercompany backlog of $109 million), which was reduced by $178 million during the third quarter of 2004, as a result of the shortening of the life of Telstar 14/ Estrela do Sul-1 (see Note 8 to the financial statements). Backlog before eliminations was $1.4 billion (as adjusted to remove the backlog related to the North American satellites sold) at December 31, 2003, including $282 million for Telstar 14/ Estrela do Sul-1 and intercompany backlog of $182 million. Backlog before eliminations includes $19 million and $24 million, respectively, as a result of transactions entered into with affiliates for the construction of satellites (primarily with XTAR). Backlog at September 30, 2004 does not include approximately $95 million for a satellite construction order currently being finalized. Backlog at December 31, 2003, did not include approximately $240 million for the construction of two satellites for satellite orders that were being finalized.

Satellite Services

      As of September 30, 2004, Satellite Services had five satellites in-orbit (including Telstar 14/ Estrela do Sul-1 launched in January 2004 that did not fully deploy its solar array, see Note 8 to the financial statements and Telstar 11 which is in inclined orbit). At September 30, 2004, Satellite Services’ backlog totaled approximately $529 million (including $102 million for Telstar 14/ Estrela do Sul-1 and intercompany backlog of $34 million), which was reduced by $178 million during the third quarter of 2004, as a result of the shortening of the life of Telstar 14/ Estrela do Sul-1 (see Note 8 to the financial statements). At

December 31, 2003, satellite services’ backlog totaled approximately $830 million, (as adjusted to remove the backlog related to the North American satellites sold), including $282 million for Telstar 14/ Estrela do Sul-1 and intercompany backlog of $37 million.

Satellite Manufacturing

      As of September 30, 2004, backlog for SS/ L was approximately $399 million (which does not include approximately $95 million for a satellite construction order that is currently being finalized), including intercompany backlog of approximately $75 million. At December 31, 2003, backlog for SS/ L was approximately $536 million (which did not include approximately $240 million for satellite construction orders that were being finalized), including intercompany backlog of approximately $145 million.

Liquidity and Capital Resources

Cash and Available Credit

      As of September 30, 2004, we had $169 million of available cash and $15 million of restricted cash ($5 million included in other current assets and $10 million included in other assets on our consolidated balance sheet at September 30, 2004), after repayment of all $967 million of our secured bank debt on March 17, 2004 and had no further available credit. Cash flow from Satellite Services is fairly predictable because it is derived from an existing base of long-term customer contracts. Cash flow from Satellite Manufacturing, however, is not as predictable, because it depends on a number of factors, some of which are not within SS/ L’s control.

      During October 2004, we settled an insurance claim for $9.3 million ($4.6 million received in October 2004) with our insurers with respect to a satellite that was sold. The receipt of the insurance claim will be recognized in the fourth quarter of 2004.

      Based upon our Plan for emergence from Chapter 11, we believe that we will not require any additional financing to fund operations.

Contractual Obligations

      Contractual obligations, as previously disclosed in our latest Annual Report on Form 10-K, have been reduced by $967 million due to the repayment of all of our outstanding secured bank debt on March 17, 2004 (see Note 2 to the financial statements) and also reduced by $47 million due to the reversal of non-recourse vendor financing upon Globalstar’s liquidation on June 29, 2004 (see Notes 9 and 11 to the financial statements).

Net Cash Provided by Operating Activities

      Net cash provided by operating activities in the nine months ended September 30, 2004 was $59 million. This was primarily due to an increase in customer advances of $69 million for new satellite programs and a decrease of contracts-in-process of $32 million primarily resulting from net collections on customer contracts, which was offset by net loss adjusted for non-cash items of $48 million.

      Net cash provided by operating activities in the nine months ended September 30, 2003 was $39 million. This was primarily due to a decrease in long-term receivables of $76 million primarily from accelerated collections of orbital receivables, a decrease in contracts-in-process of $26 million primarily resulting from net collections on customer contracts, a decrease in deposits of $23 million resulting from the assignment of launch vehicles to satellite programs and a decrease in other current assets and other assets of $21 million primarily due to a decrease in prepaid insurance and pension costs recorded in 2003. These decreases were offset by net loss adjusted for non-cash items of $59 million and a decrease in customer advances of $54 million primarily due to progress on satellite programs.

Net Cash Provided by Discontinued Operations

      Represents the net cash provided from the operations of the North American satellites and related equipment prior to their sale.

Net Cash Provided by (Used in) Investing Activities

      Net cash provided by investing activities was $917 million in the nine months ended September 30, 2004. This primarily resulted from the $954 million of proceeds from the sale of our North American satellites and related assets, net of expenses, offset by capital expenditures for continuing operations of $19 million and capital expenditures for discontinued operations of $11 million, mainly for the construction of satellites, and investments in and advances to affiliates of $6 million, primarily for XTAR.

      Net cash used in investing activities was $59 million in the nine months ended September 30, 2003. This primarily resulted from capital expenditures for continuing operations of $45 million and capital expenditures for discontinued operations of $42 million mainly for the construction of satellites, and advances to affiliates of $19 million, primarily for XTAR, offset by $46 million of proceeds from the sale of Sirius common stock.

Net Cash (Used in) Provided by Financing Activities

      Net cash used in financing activities was $967 million in the nine months ended September 30, 2004, resulting from our repayment of our bank term loans and revolving credit facilities, primarily with the proceeds from the sale of the North America satellites and related assets.

      Net cash provided by financing activities was $1 million in the nine months ended September 30, 2003, primarily due to net borrowings under revolving credit facilities of $71 million and proceeds from stock issuances of $4 million, offset by debt amortization payments of $70 million (including $31 million of interest payments on the 10% senior notes) and bank amendment costs of $5 million.

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

      When we filed Chapter 11, SS/L’s hedges with counterparties (primarily yen-denominated forward contracts) were cancelled leaving SS/L vulnerable to foreign currency fluctuations in the future. The inability to enter into forward contracts exposes SS/L’s future revenues, costs and cash associated with anticipated yen denominated receipts and payments to currency fluctuations. As of September 30, 2004, SS/L had the following amounts denominated in Japanese yen (which has been translated into U.S. dollars based on the September 30, 2004 exchange rate) that were unhedged (in millions):

	Japanese Yen	U.S. $

Future revenues	¥2,006	$18.1
Future expenditures	711	6.4
Contracts-in-process (unbilled receivables)	1,589	14.3

      At September 30, 2004, SS/ L also had future expenditures in euros of 1.8 million ($2.2 million U.S.) that were unhedged.

Item 4.	Disclosure Controls and Procedures

      (a) Disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of September 30, 2004, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to Loral and its consolidated subsidiaries required to be in our filings under the Securities and Exchange Act of 1934 would be made known to them by others within those entities in a timely manner.

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

      (a) On July 15, 2003, we and our Debtor Subsidiaries filed voluntary petitions for reorganization under the Bankruptcy Code in the Bankruptcy Court (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)). As a result of our voluntary petitions for reorganization, our prepetition debt obligations were accelerated (see Note 12 to the financial statements). On July 15, 2003, we suspended interest payments on all of our unsecured senior notes. As of September 30, 2004, the principal amounts of our prepetition outstanding debt obligations were $1.049 billion.

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

      The following exhibits are filed as part of this report:

      Exhibit 12 — Computation of Deficiency of Earnings to Cover Fixed Charges

      Exhibit 31.1 — Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 31.2 — Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.1 — Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.2 — Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

Date of Report		Description

July 23, 2004	Item 5 — Other Events and Required FD Disclosure	Agreement with Official Committee of Unsecured Creditors on the principal terms of a plan of reorganization.
August 10, 2004	Item 9 — Regulation FD Disclosure	Monthly Operating Report for the Period of May 22, 2004 through June 30, 2004 as filed with the U.S. Bankruptcy Court for the Southern District of New York.
August 23, 2004	Item 8.01 — Other Events	Filing of plan of reorganization with the U.S. Bankruptcy Court for the Southern District of New York.
	Item 9.01 — Financial Statements and Exhibits	Exhibits — Plan of Reorganization and Press Release.
September 13, 2004	Item 7.01 — Regulation FD Disclosure	Monthly Operating Report for the Period of July 1, 2004 through July 23, 2004 as filed with the U.S. Bankruptcy Court for the Southern District of New York.
September 27, 2004	Item 7.01 — Regulation FD Disclosure	Monthly Operating Report for the Period of July 24, 2004 through August 20, 2004 as filed with the U.S. Bankruptcy Court for the Southern District of New York.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

LORAL SPACE & COMMUNICATIONS LTD.

/s/ RICHARD J. TOWNSEND

RICHARD J. TOWNSEND
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
and Registrant’s Authorized Officer

Date: November 9, 2004

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