Form 10-K
period 2004-12-31
LORAL SPACE & COMMUNICATIONS LTD
filed 2005-03-14
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-14180
LORAL SPACE & COMMUNICATIONS LTD.
(Exact name of registrant specified in the charter)
Jurisdiction of incorporation: Bermuda
IRS identification number: 13-3867424
(Address of principal executive offices)
c/o Loral SpaceCom Corporation
600 Third Avenue
New York, New York 10016
(Registrant’s telephone number, including area code)
Telephone: (212) 697-1105
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common stock, $.10 par value	None
Securities registered pursuant to Section 12(g) of the Act:
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☐          No ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the common shares held by non-affiliates of the registrant, based upon the closing sale price of the common shares on June 30, 2004, as reported on the Over-The-Counter Bulletin Board Service was $6,398,154.
      At February 1, 2005, 44,125,202 common shares of the registrant were outstanding.

PART I
Item 1. Business
THE COMPANY
REGULATION
PATENTS AND PROPRIETARY RIGHTS
FOREIGN OPERATIONS
EMPLOYEES
AVAILABLE INFORMATION
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
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
SIGNATURES
SECOND AMENDED PLAN OF REORGANIZATION
PLEDGE AND SECURITY AGREEMENT
STATEMENT RE: COMPUTATION OF RATIOS
LIST OF SUBSIDIARIES
CONSENT OF DELOITTE & TOUCHE LLP
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

PART I

Item 1.	Business
THE COMPANY
Overview
      Loral Space & Communications Ltd. (“Loral,” the “Company,” “we,” “our” and “us,” terms that include our subsidiaries unless otherwise indicated or the context requires), together with its subsidiaries, is a leading satellite communications company. Managed by our Loral Skynet division, satellite services owns and operates a fleet of telecommunications satellites, manages a global network that integrates our satellites with terrestrial facilities and has rights to certain well-positioned orbital slots. We provide satellite capacity and network infrastructure to customers for video and direct to home (“DTH”) broadcasting, high-speed data distribution, Internet access, communications and networking services. Our subsidiary, Space Systems/ Loral, Inc. (“SS/ L”), is one of the world’s largest designers and manufacturers of satellites, space systems and components for commercial and government broadcasting applications including fixed satellite services, DTH broadcasting, broadband data distribution, wireless telephony, digital radio, military communications, weather monitoring and air traffic management. (See “Segment Overview” below for further details on each of our businesses.)
      On July 15, 2003, Loral and certain of its subsidiaries (the “Debtor Subsidiaries” and collectively with Loral, the “Debtors”), including Loral Space & Communications Corporation, Loral SpaceCom Corporation (“Loral SpaceCom”), Loral Satellite, Inc. (“Loral Satellite”), SS/ L and Loral Orion, Inc. (“Loral Orion”), filed voluntary petitions for reorganization under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)) (the “Chapter 11 Cases”). We and our Debtor Subsidiaries continue to manage our properties and operate our businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code (see “Bankruptcy Filings”.)
      On March 17, 2004, Loral Space & Communications Corporation, Loral SpaceCom and Loral Satellite consummated the sale of our North American satellites and related assets to certain affiliates of Intelsat, Ltd. and Intelsat (Bermuda), Ltd. (collectively, “Intelsat”). (See Sale of Assets).
      We are reorganizing Loral around our remaining fleet of international satellites and our satellite manufacturing business (See Reorganization.)
      Loral was incorporated on January 12, 1996 as a Bermuda-exempt company and has its registered and principal executive offices at Canon’s Court, 22 Victoria Street, Hamilton HM 12, Bermuda.
Bankruptcy Filings
      We filed for reorganization under Chapter 11 on July 15, 2003 and continue to operate our businesses as debtors in possession.
      Also on July 15, 2003, Loral and one of its Bermuda subsidiaries (the “Bermuda Group”) filed parallel insolvency proceedings in the Supreme Court of Bermuda (the “Bermuda Court”). On that date, the Bermuda Court entered an order appointing Philip Wallace, Chris Laverty and Michael Morrison, partners of KPMG, as Joint Provisional Liquidators (“JPLs”) in respect of the Bermuda Group. The Bermuda Court granted the JPLs the power to oversee the continuation and reorganization of the Bermuda Group’s businesses under the control of their respective boards of directors and under the supervision of the Bankruptcy Court and the Bermuda Court. The JPLs have not audited the contents of this report.
      As a result of our voluntary petitions for reorganization, all of our prepetition debt obligations were accelerated. On July 15, 2003, we also suspended interest payments on all of our prepetition unsecured debt obligations. A creditors’ committee (the “Creditors Committee”) was appointed in the Chapter 11 Cases to represent all unsecured creditors, including all debt holders, and, in accordance with the provisions of the Bankruptcy Code, has the right to be heard on all matters that come before the Bankruptcy Court.
      For the duration of the Chapter 11 Cases, our businesses are subject to the risks and uncertainties of bankruptcy. For example, the Chapter 11 Cases could adversely affect our relationships with customers, suppliers and employees, which in turn could adversely affect the going concern value of our businesses and of our assets, particularly if the Chapter 11 Cases are protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond to certain market events or take advantage of certain market opportunities, and, as a result, our operations could be materially adversely affected.
      Because we are in Chapter 11, the pursuit of claims and litigation pending against us that arose prior to or relate to events that occurred prior to our bankruptcy filings is generally subject to an automatic stay under Section 362 of the Bankruptcy Code. Accordingly, absent further order of the Bankruptcy Court, parties are generally prohibited from taking any action to recover any prepetition claims or enforce any lien against or obtain possession of any of our property. In addition, pursuant to Section 365 of the Bankruptcy Code, we may reject or assume prepetition executory contracts and unexpired leases. Parties affected by our rejections of contracts or leases may file claims with the Bankruptcy Court.
Sale of Assets
      On March 17, 2004, we consummated the sale of our North American satellites and related assets to Intelsat. At closing, we received approximately $1.011 billion, consisting of approximately $961 million for the North American satellites and related assets, after adjustments, and $50 million for an advance on a new satellite to be built for Intelsat by SS/ L. Our obligations with respect to the $50 million advance are secured by the Telstar 14/ Estrela do Sul-1 satellite and related assets, including insurance proceeds relating to the satellite. We used a significant portion of the funds received to repay all $967 million of our outstanding secured bank debt. In addition, after closing, we received from Intelsat approximately $16 million to reimburse a deposit made by us for the launch of Telstar 8, and we received an additional $4 million in May 2004 as a purchase price adjustment resulting from resolution of a regulatory issue.
      The North American satellites and related assets sold to Intelsat have been accounted for as a discontinued operation, resulting in the reclassification of our historical consolidated statements of operations and statements of cash flows to reflect them as discontinued operations separately from continuing operations.
Reorganization
      On December 5, 2004, we filed a revised plan of reorganization (the “Plan”) and a disclosure statement (the “Disclosure Statement”) with the Bankruptcy Court that reflected a consensual agreement on financial terms that had been reached between Loral and the Creditors Committee. Under the Plan, existing common and preferred stock will be cancelled and no distribution will be made to current stockholders. Objections to our motion for approval of the Disclosure Statement were filed by certain stockholders and creditors, including certain holders of trade claims against SS/ L, which challenged the provisions of the Plan relating to the substantive consolidation of certain of the Debtors. After a hearing on December 6, 2004, the Bankruptcy Court urged the parties to negotiate among themselves toward resolution of their issues. These negotiations are ongoing; there can be no assurance that they will be successful. Regardless of whether the negotiations are successful, it is likely that we will further amend the Plan and that distributions to certain creditors under such amended plan of reorganization will be significantly different from those contemplated by the Plan that is currently on file.
      Implementation of any plan of reorganization and the treatment of claims and equity interests as provided therein are subject to final documentation and confirmation of such plan of reorganization by the Bankruptcy Court. Neither the timing nor final terms of our plan of reorganization can be predicted with certainty. There can be no assurance that we will be able to obtain court approval of an amended disclosure statement or confirmation of an amended plan of reorganization.

      On December 17, 2004, the United States District Court for the Southern District of New York reversed the Bankruptcy Court’s decision denying the motion of the Ad Hoc Loral Stockholders Protective Committee for the appointment of an examiner under section 1104(c) of the Bankruptcy Code and remanded the matter to the Bankruptcy Court to appoint a qualified independent examiner. On December 20, 2004, the Bankruptcy Court ordered that the United States Trustee appoint an examiner to determine whether the Debtors, including their professionals, have used customary and appropriate processes and procedures to value their assets and businesses or, on the contrary, have employed improper processes and procedures in order to arrive at a materially reduced valuation of their assets and businesses. The Bankruptcy Court further ordered that the examiner shall complete his or her investigation within 30 days of appointment and shall file his or her final report within 60 days of appointment. The Bankruptcy Court established a budget of $200,000 for the examiner to be paid by the Debtors’ estates. The examiner was appointed on January 12, 2005, has completed his investigation and is finalizing his report, which is due on March 14, 2005. If the examiner’s final report were to indicate that our valuation processes and procedures were improper, this could further delay our reorganization process.
Segment Overview

Satellite Services
      We formed our satellite services business through acquisitions and rapidly established Loral Skynet, which manages and operates our Satellite Services business, as one of the world’s leading satellite operators. We further grew our business through placing additional satellites in service and expanding our product offerings. Our satellites operate in geosynchronous earth orbit approximately 22,000 miles above the equator. In this orbit, satellites remain in a fixed position relative to points on the earth’s surface. They provide reliable, high-bandwidth services anywhere in their coverage areas and serve as the backbone for many forms of telecommunications.
      Customers lease transponder capacity for distribution of cable television programming, for DTH video transmission, for live video feeds from breaking news and sporting events and for broadband data distribution. Increasingly, satellite operators are using Internet Protocol (IP)-based technologies, and providing two-way, high-speed data services through very small aperture terminal (VSAT) networks to businesses and government customers who have growing needs for IP-based connectivity. Loral Skynet operates in a highly competitive market with other well-established satellite service companies including PanAmSat, Intelsat, SES Global, Eutelsat and New Skies. While we also compete with fiber optic cable and other terrestrial delivery systems, satellites are considerably more efficient for certain applications, such as broadcast or point-to-multipoint transmission of video and broadband data. For point-to-point applications, fiber may cost less, so satellites compete on the basis of superior reliability, or serve as a back-up service. Satellites also better serve areas with inadequate terrestrial infrastructures, low-density populations or difficult geographic terrain.
      The satellite services market has been characterized in recent years by over-capacity, pricing pressure and increased competition from fiber. The downturn in the telecommunications sector led many existing Skynet customers, hampered by a slow-down in demand and lack of access to the capital markets, to postpone expansion plans. Similarly, several start-up companies that leased Loral Skynet’s satellite capacity for the delivery of new applications failed to meet their business objectives. Skynet’s growth depends on its ability to differentiate itself from its competition through customized product offerings, regional ground support, superior customer service and successful marketing of available capacity on its international fleet, which is well positioned to serve regions of the world where we expect demand to grow.
      When we use the term “Loral Skynet” and “Skynet” in this report, we are, unless the context provides otherwise, referring to our satellite services business, the assets (including satellites) of which are held in various companies including Loral SpaceCom, Loral Orion, Loral Satellite, Loral Skynet do Brasil Ltda. (“Skynet do Brasil”), Loral Skynet Network Services, Inc. (formerly known as Loral Cyberstar, Inc., “Skynet Network Services”) and Cyberstar, LP (“Cyberstar”).

Transponder Leasing
      Loral Skynet’s transponder leasing business provides a platform for the global distribution of television programming, video applications and data for large programmers and data service providers, including HBO, Disney, Cable & Wireless, Singapore Telecom (SingTel), Connexion by Boeing, Global Crossing, BT North America, Hung Kai Digital Technologies, Globecomm Systems, UPC and China Central TV.
      The following chart provides details on the satellites that comprise Loral’s fleet(1).

Expected End
Satellite	Location	Frequency	Coverage	In Service Date	of Life

Telstar 10/ ApstarIIR	76.5°E.L.	C/ Ku-band	Asia and portions of Europe, portions of Africa and Australia	December 1997	October 2012

Telstar 12	15°W.L.	Ku-band	Eastern U.S., SE Canada, Europe, Russia, Middle East, North Africa, portions of South and Central America	January 2000	June 2016

Telstar 14/ Estrela do Sul-1(2)	63°W.L.	Ku-band	Brazil and portions of Latin America, North America, Atlantic Ocean	March 2004	See footnote 2 below

Telstar 18(3)	138°E.L.	C/ Ku-band	India, South East Asia, China, Australia and Hawaii	September 2004	September 2019

(1)	We also operate Telstar 11 at 37.5°W.L. and Brazil 1T at 63° W.L., which are both in inclined orbit and generate minimal revenues.

(2)	Estrela do Sul-1 was launched in January 2004 and did not fully deploy one of its solar arrays. At the end of March 2004, the satellite began commercial service operating 15 of its 41 transponders. The satellite’s life expectancy is now approximately seven years, as compared to its design life of 15 years. See Management’s Discussion and Analysis of Results of Operations and Financial Condition, Results by Operating Segment — Satellite Services.

(3)	Telstar 18 went into commercial service in September 2004 and we have entered into a sales-type lease arrangement with an Asian satellite services company, initially for 37 transponders on the satellite (see Note 7 to the consolidated financial statements).

Network Services
      We offer customers access services and transmission platforms that enable the rapid and reliable transport of content. Our hybrid satellite and ground-based network services solutions allow our customers to enter the market quickly and easily through a combination of applications that include broadband transport, bandwidth-on-demand, broadcast SCPC (single channel per carrier) platforms, and teleport services. Skynet Network Services’ newest offering is SkyReachsm, a group of hub-based IP services that provides customers with secure private networks and high-speed Internet access using Skynet’s established satellite/fiber infrastructure. SkyReach can deliver a wide range of two-way IP services around the world.
      These services are currently provided through an integrated satellite and fiber network that interconnects terrestrially with customer networks through points of presence (POPs) in San Jose, California; Ashburn, Virginia; New York, New York; and London, England and interconnects via satellite and VSAT services through teleports in Mount Jackson (Virginia), Raisting (Germany), Hawaii and London.

Professional Services
      Our team of world-class network architects, engineers, program managers and satellite operations professionals, provides customized services tailored to unique customer requirements for deploying satellites and network services, including satellite operational services (TT&C), satellite construction oversight services, network architecture design, regulatory management including orbital slot acquisition and coordination and customized distribution solutions.

Satellite Services Performance

	For the years ending
	December 31,

	2004	2003	2002

	(in millions)
Satellite services revenues	$141	$154	$197
Satellite services sales-type lease arrangement(1)	87	—	—

Total segment revenues	228	154	197
Eliminations	(5)	(7)	(5)

Revenues from satellite services as reported	$223	$147	$192

Segment adjusted EBITDA before eliminations(2)	$23	$8	$36

(1)	See Note 7 to the consolidated financial statements.

(2)	See Note 18 to the consolidated financial statements for the definition of Adjusted EBITDA.
     Total satellite services assets were $781 million and $2 billion as of December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, backlog was $543 million and $830 million, respectively, including intercompany backlog of $33 million and $37 million, respectively.

Satellite Manufacturing
      SS/ L designs, manufactures and integrates satellites and space systems. SS/ L-built satellites have achieved over 1,100 years of cumulative on-orbit experience over SS/ L’s 40-year history. SS/ L is a leading supplier of commercial telecommunications satellites, high-powered direct-to-home broadcast satellites, commercial weather satellites, digital audio radio satellites and spot-beam satellites for data networking applications. SS/ L customers include satellite service providers and government organizations, such as Intelsat, DirecTV, EchoStar, Loral Skynet, PanAmSat, XTAR, Hisdesat, Optus, APT Satellite, SingTel, Shin Satellite, the National Oceanic & Atmospheric Administration (NOAA) of the U.S Department of Commerce and Japan’s Ministry of Transport and Civil Aviation Bureau.
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
      SS/ L offers a broad product line covering the vast majority of customer requirements for satellites with three to 23 kilowatts of power. The capacity offered on these satellites ranges from one to as many as 150 transponders.

      SS/ L competes principally on the basis of superior customer value, technical excellence, reliability and pricing with Boeing, Lockheed Martin, Alcatel Alenia Space and Astrium. Historically, SS/ L has provided customers with satellites that significantly exceed their designed life expectancies. SS/ L’s continued success depends on its ability to perform on a cost-effective and timely basis. The commercial satellite industry is highly competitive. In recent years, a combination of on-orbit over-capacity and economic pressures profoundly diminished demand for commercial satellites. After a period of nearly two years without being awarded a satellite contract, SS/ L received orders for the construction of six satellites between October 2003 and February 2005. Total SS/ L assets were $382 million and $362 million as of December 31, 2004 and 2003, respectively. Backlog at December 31, 2004 was $483 million, including intercompany backlog of $12 million. Backlog at December 31, 2003 was $536 million, including intercompany backlog of $145 million.

Satellite Manufacturing Performance

	For the years ending
	December 31,

	2004	2003	2002

	(in millions)
Total segment revenues	$437	$474	$853
Eliminations	(137)	(229)	(145)

Revenues from satellite manufacturing as reported	$300	$245	$708

Segment adjusted EBITDA before eliminations(1)	$(14)	$(159)	$(34)

(1)	See Consolidated Operating Results in Management’s Discussion and Analysis of Results of Operations and Financial Condition for significant items that affect comparability between the periods presented. See note 18 to the consolidated financial statements for the definition of Adjusted EBITDA.
Investment in Affiliates

XTAR
      We own 56 percent of XTAR, L.L.C. (“XTAR”), a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”). XTAR is accounted for under the equity method since we do not control certain significant operating decisions. XTAR was formed to construct and launch an X-band satellite to provide X-band services to government users in the United States and Spain, and to other friendly and allied nations. On February 12, 2005, XTAR’s satellite was successfully launched into its orbital slot. The satellite is currently undergoing in-orbit testing and is expected to begin commercial service in the second quarter of 2005. For more information on XTAR, see Note 8 to the consolidated financial statements.

Globalstar Joint Ventures
      Loral holds various indirect ownership interests in three foreign companies that currently serve as exclusive service providers for Globalstar satellite telephone service in Brazil, Mexico and Russia and an indirect ownership interest in a U.S.-based distributor that has the exclusive right to sell Globalstar services to certain agencies within the U.S. government. We do not currently intend to invest material amounts in the Globalstar joint ventures.

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

U.S. Regulation
      The Federal Communications Commission (“FCC”) regulates our U.S.-licensed satellites as well as our non-U.S. licensed satellites authorized to operate in the U.S. We are subject to the FCC’s jurisdiction primarily for the licensing of satellites and earth stations, avoidance of interference with radio stations and compliance with FCC rules. Violations of the FCC’s rules can result in various sanctions including fines, loss of authorizations, forfeiture of bonds, or the denial of new or renewal authorizations. We are not regulated as a common carrier and, therefore, are not subject to rate regulation or the obligation not to discriminate among customers. We must pay FCC filing fees in connection with our space station and earth station applications and annual fees to defray the FCC’s regulatory expenses. We must file annual status reports with the FCC and, to the extent Loral is deemed to be providing interstate/international telecommunications, we must contribute funds supporting universal service. Loral has petitioned the FCC for exemptions from having to pay certain of such fees and contributions. These petitions are under review by the FCC.

Authorization to Launch and Operate Satellites
      Pursuant to satellite licensing rules issued in 2003, the FCC grants satellite authorizations on a first-come, first-served basis to satellite operators that meet its legal and technical qualification requirements. The FCC often receives multiple applications to operate a satellite at a given orbital slot. There can be no assurance that our applications will be granted. Most satellite authorizations include specific construction and launch milestones; failure to meet them may result in license revocation. Under licensing rules, we must post a bond for up to $3,000,000 when we are granted a satellite authorization. Some or all of the amount of the bond may be forfeited if we fail to meet any of the milestones for satellite construction, launch and commencement of operation. In accordance with the current licensing rules, the FCC will issue new satellite licenses for an initial fifteen-year term and will provide a licensee with an “expectancy” that a subsequent license will be granted for the replacement of an authorized satellite using the same frequencies. At the end of a fifteen-year term, a satellite that has not been replaced, or that has been relocated to another orbital location following its replacement, may be allowed to continue operations for a limited period of time subject to certain restrictions.
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
      Under the FCC’s rules, an applicant may commence satellite construction prior to receiving an authorization to launch and operate, but must notify the FCC of its intention to do so. The applicant undertakes construction at its own risk. Although we may begin construction, the FCC may not grant the application, may not assign the satellite to its proposed orbital location, or otherwise may reduce or eliminate the value of the construction begun on the satellite.

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
      In addition to the orbital slots licensed by the FCC, Loral has been assigned orbital slots by certain other countries. For example, we have been authorized to use numerous C-, Ku- and Ka-band orbital slots by the Isle of Man government. In March 1999, the Brazilian telecommunications authority announced that Loral had won Brazil’s auction for its 63° W.L. Ku-band orbital slot. Telstar 14/ Estrela do Sul-1 is licensed by Brazil and is authorized to operate in the U.S. by the FCC. Pursuant to a lease, Loral operates all of the capacity (with the exception of one transponder) on the Telstar 10/ Apstar IIR C/ Ku-band satellite licensed by China and located at 76.5° E.L. We also operate the C/extended C-band and Ku-band payloads on Telstar 18 at 138° E.L. using licenses provided by Tonga and China, respectively.

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

Additional ITU Filings
      In addition to the ITU filings associated with our satellite authorizations and applications noted above, we have ITU filings at 98° E.L., 122° E.L., 130° E.L., 167.45° E.L., 175° W.L., and 115° W.L. for use of the C- and Ku-band frequencies. We also have ITU filings at 9.9° E.L., 16.1° E.L., 22.3° E.L., 115.5° E.L., and 97° W.L. for the use of C-, Ku-and Ka-band frequencies and at 37.5° W.L. for the use of C- and Ka-band frequencies. We have filings at 96.5° W.L. and 123.5° W.L. for Broadcast Satellite Service. Loral also has ITU filings at 1° E.L., 3.5° E.L., 8°E.L., 10° E.L., 11° E.L., 30° E.L., 81° E.L., 105.5° E.L., 135° E.L., 135° W.L., 115° W.L., 95° W.L., 58° W.L. for use of the V-band frequency.
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
PATENTS AND PROPRIETARY RIGHTS
      SS/ L relies, in part, on patents, trade secrets and know-how to develop and maintain its competitive position. It holds 217 patents in the United States and has applications for 25 patents pending in the United States. SS/ L patents include those relating to communications, station keeping, power control systems, antennae, filters and oscillators, phased arrays and thermal control as well as assembly and inspections technology. The SS/ L patents that are currently in force expire between 2005 and 2022.
      Satellite services has 13 patents in the United States and has six patents abroad. Our satellite services segment has six patents pending in the United States and has two patents pending abroad. Satellite services patents that are currently in force expire between 2019 and 2020.
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
FOREIGN OPERATIONS
      Sales to foreign customers, primarily in Asia, Europe and Mexico, represented 42%, 39% and 55% of our consolidated revenues for 2004, 2003 and 2002, respectively. As of December 31, 2004 and 2003, substantially all of our long-lived assets were located in the United States with the exception of our in-orbit satellites. See Commitments and Contingencies in Management’s Discussion and Analysis of Results of Operations and Financial Condition for a discussion of the risks related to operating internationally.
EMPLOYEES
      As of December 31, 2004, we had approximately 1,650 full-time employees, approximately 2% of whom are subject to collective bargaining agreements. We consider our employee relations to be good.
AVAILABLE INFORMATION
      We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission. Our Internet address is www.loral.com. Loral.com is an inactive textual reference only, meaning that the information contained on the website is not part of this report and is not incorporated in this report by reference.

Item 2.	Properties

Corporate
      We lease approximately 39,000 square feet of space for our corporate offices in New York and 4,000 square feet in Arlington, Virginia.

Satellite Services
      Loral Skynet owns three telemetry, tracking and control stations covering approximately 73,000 square feet on 219 acres in Hawley, Pennsylvania, Three Peaks, California and Mt. Jackson, Virginia and on three leased acres in Richmond, California. Loral Skynet leases space for three telemetry, tracking and control stations covering approximately 9,000 square feet in Rio de Janeiro, Brazil, Utive, Panama and Quito, Equador. Loral Skynet also leases approximately 86,000 square feet of office space in Bedminster, New Jersey and Rockville, Maryland and 49,000 square feet in various locations around the world.

Satellite Manufacturing
      SS/ L’s research, production and testing are conducted in SS/ L-owned facilities covering approximately 563,000 square feet on 29 acres in Palo Alto, California. In addition, SS/ L leases approximately 300,000 square feet of space on 19 acres from various third parties primarily in Palo Alto, Menlo Park and Mountain View, California.
      Management believes that the facilities are sufficient for its current operations.

Item 3.	Legal Proceedings
      Consent Agreement. On January 9, 2002, Loral, SS/ L and the United States Department of State (“Department of State”) entered into a consent agreement (the “Consent Agreement”) settling and disposing of all civil charges, penalties and sanctions associated with alleged violations by SS/ L of the Arms Export Control Act and its implementing regulations. Under the Consent Agreement, among other things, the Department of State has a claim against SS/ L for $10 million payable through January 2009, and SS/ L is obligated to implement enhanced export control compliance measures.
      Alcatel Settlement. SS/ L was a party to an Operational Agreement with Alcatel Space Industries, pursuant to which the parties had agreed to cooperate on certain satellite programs and an Alliance Agreement with Alcatel Space (together with Alcatel Space Industries, “Alcatel”), pursuant to which Alcatel had certain rights with respect to SS/ L. On June 30, 2003, Loral, SS/ L and Alcatel entered into a master settlement agreement in settlement of all claims among the parties, including arbitration claims brought by Alcatel against Loral alleging breaches of the Operational Agreement and Alliance Agreement. Pursuant to the master settlement agreement, in 2003 Loral paid Alcatel $5 million and agreed to pay an additional $8 million within one year, resulting in a charge to operations of $13 million. In addition, Alcatel transferred to Loral its minority interest in CyberStar and Loral transferred to Alcatel its minority interests in Europe*Star Limited (“Europe*Star”) and SkyBridge Limited Partnership that Loral had previously written off. As a result of receiving Alcatel’s minority interest in CyberStar, Loral recognized an extraordinary gain of $14 million in the second quarter of 2003, which represents the extinguishment of the minority interest liability less the fair value of the acquired net assets. Under the terms of the master settlement agreement, the arbitration and a related court proceeding to the arbitral tribunal’s partial award were suspended, with termination of the arbitration to occur on the date of confirmation of a plan of reorganization or a liquidation, provided that if any action is commenced in the Chapter 11 Cases seeking the repayment, disgorgement or turnover of the transfers made in connection with the master settlement agreement, because of the commencement of the Chapter 11 Cases, the arbitration and related court confirmation proceeding would not be terminated until such repayment, disgorgement or turnover action had been dismissed. The master settlement agreement also provides that Alcatel is entitled to reinstate the arbitration if it is required by judicial order to repay, disgorge or turn over the consideration paid to it under the agreement in the context of the Chapter 11 Cases.
      Globalstar Related Matters. On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited (“GTL”) and Globalstar L.P. (“Globalstar”) against GTL, Loral, Bernard L. Schwartz and other defendants were consolidated into one action titled In re: Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation (“Globalstar Capital”), Loral and Bernard L. Schwartz alleging (a) that all defendants (except Loral) violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar’s business and prospects, (b) that defendants Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of Globalstar, (c) that defendants GTL and Mr. Schwartz are liable under Section 11 of the Securities Act of 1933 (the “Securities Act”) for untrue statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Loral and Mr. Schwartz are secondarily liable under Section 15 of the Securities Act for GTL’s primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related to or affiliated with them. We believe that we have meritorious defenses to this class action lawsuit and intend to pursue them vigorously. As a result of the commencement of the Chapter 11 Cases, however, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended insofar as Loral is concerned but are proceeding as to Mr. Schwartz. Loral is obligated to indemnify Mr. Schwartz for any losses or costs he may incur as a result of this lawsuit, subject to the effect of the Chapter 11 Cases. We are unable to estimate the maximum potential impact of these obligations on our future results of operations. In December 2003, a motion to dismiss the amended complaint in its entirety was denied by the court insofar as GTL and Mr. Schwartz are concerned, and discovery has commenced and is ongoing. In December 2004, plaintiffs’ motion for certification of the class was granted. In June 2004, Globalstar was dissolved, and in October 2004, GTL was liquidated pursuant to chapter 7 of the Bankruptcy Code.
      On March 2, 2002, the seven separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of Loral common stock against Loral, Bernard L. Schwartz and Richard J. Townsend were consolidated into one action titled In re: Loral Space &

Communications Ltd. Securities Litigation. On May 6, 2002, plaintiffs in the consolidated action filed a consolidated amended class action complaint alleging (a) that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Loral’s financial condition and its investment in Globalstar and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related to or affiliated with them. After oral argument on a motion to dismiss filed by Loral and Messrs. Schwartz and Townsend, in June 2003, the plaintiffs filed an amended complaint alleging essentially the same claims as in the original amended complaint. In February 2004, a motion to dismiss the amended complaint was granted by the court insofar as Messrs. Schwartz and Townsend are concerned. Loral believes that it has meritorious defenses to this class action lawsuit and intends to pursue them vigorously. As a result of the commencement of the Chapter 11 Cases, however, this lawsuit is subject to the automatic stay, and further proceedings in the matter have been suspended, insofar as Loral is concerned but continued as to the other defendants. Loral is obligated to indemnify Messrs. Schwartz and Townsend for any losses or costs they may incur as a result of this lawsuit, subject to the effect of the Chapter 11 Cases. We are unable to estimate the maximum potential impact of these obligations on our future results of operations.
      In addition, the primary insurer under Loral’s directors and officers liability insurance policy has denied coverage under the policy for the In re: Loral Space & Communications Ltd. Securities Litigation case and, on March  24, 2003, filed a lawsuit in the Supreme Court of New York County seeking a declaratory judgment upholding its coverage position. In May 2003, we and the other defendants served our answer and filed counterclaims seeking a declaration that the insurer is obligated to provide coverage and damages for breach of contract and the implied covenant of good faith. In May 2003, we and the other defendants also filed a third party complaint against the excess insurers seeking a declaration that they are obligated to provide coverage. We believe that the insurers have wrongfully denied coverage and intend to defend against the denial vigorously. As a result of the commencement of the Chapter 11 Cases, however, this lawsuit is subject to the automatic stay, and further proceedings in the matter have been suspended insofar as Loral is concerned but are proceeding as to the other defendants.
      The Plan does not provide for recovery for claims arising from the rescission of, or damages arising from, the purchase or sale of any security of the Debtors and their affiliates, including the claims described above.
      Lawsuits against our Directors and Officers. In August 2003, plaintiffs Robert Beleson and Harvey Matcovsky filed a purported class action complaint against Bernard Schwartz in the United States District Court for the Southern District of New York. The complaint alleges (a) that Mr. Schwartz violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about our financial condition relating to the sale of assets to Intelsat and Loral’s Chapter 11 filing and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from June 30, 2003 through July 15, 2003, excluding the defendant and certain persons related to or affiliated with him. In November 2003, three other complaints against Mr. Schwartz with substantially similar allegations were consolidated into the Beleson case. In February 2004, a motion to dismiss the complaint in its entirety was denied by the court. Defendant filed an answer in March 2004, and discovery has commenced and is ongoing.
      In November 2003, plaintiffs Tony Christ, individually and as custodian for Brian and Katelyn Christ, Casey Crawford, Thomas Orndorff and Marvin Rich filed a purported class action complaint against Bernard Schwartz and Richard J. Townsend in the United States District Court for the Southern District of New York. The complaint alleges (a) that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Loral’s financial condition relating to the restatement in 2003 of the financial statements for the second and third quarters of 2002 to correct accounting for certain general and administrative expenses and the alleged improper accounting for a satellite transaction with APT Satellite Company Ltd. and (b) that each of the defendants are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from July 31, 2002 through June 29, 2003, excluding the defendants and certain persons related to or affiliated with them. In October 2004, a motion to dismiss the complaint in its entirety was denied by the court. Defendants filed an answer to the complaint in December 2004, and discovery has commenced.
      In April 2004, two separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by former Loral employees and participants in the Loral Savings Plan (the “Savings Plan”) were consolidated into one action titled In re: Loral Space ERISA Litigation. In July 2004, plaintiffs in the consolidated action filed an amended consolidated complaint against the members of the Loral Space & Communications Ltd. Savings Plan Administrative Committee and certain existing and former members of the Board of Directors of SS/ L, including Bernard L. Schwartz. The amended complaint alleges (a) that defendants violated Section 404 of the Employee Retirement Income Security Act (“ERISA”), by breaching their fiduciary duties to prudently and loyally manage the assets of the Savings Plan by including Loral common stock as an investment alternative and by providing matching contributions under the Savings Plan in Loral stock, (b) that the director defendants violated Section 404 of ERISA by breaching their fiduciary duties to monitor the committee defendants and to provide them with accurate information, (c) that defendants violated Sections 404 and 405 of ERISA by failing to provide complete and accurate information to Savings Plan participants and beneficiaries, and (d) that defendants violated Sections 404 and 405 of ERISA by breaching their fiduciary duties to avoid conflicts of interest. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all participants in or beneficiaries of the Savings Plan at any time between November 4, 1999 and the present and whose accounts included investments in Loral stock. In October 2004, defendants filed a motion to dismiss the amended complaint in its entirety which is pending before the court.
      In addition, two insurers under Loral’s directors and officers liability insurance policies have denied coverage with respect to the case titled In re: Loral Space ERISA Litigation, each claiming that coverage should be provided under the other’s policy. In December 2004, one of the defendants in that case filed a lawsuit in the United States District Court for the Southern District of New York seeking a declaratory judgment as to his right to receive coverage under the policies. This case is in its preliminary stages, and the defendants have not yet answered the complaint.
      We are obligated to indemnify our directors and officers for any losses or costs they may incur as a result of these lawsuits, subject to the effect of the Chapter 11 Cases. We are unable to estimate the maximum potential impact of these obligations on our future results of operations.
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
      As a result of the commencement of our Chapter 11 Cases, on July 15, 2003, the NYSE suspended trading of Loral’s common stock and removed our securities from listing and registration on September 2, 2003. Loral’s common stock is being quoted under the ticker symbol LRLSQ on the Over-The-Counter (“OTC”) Bulletin Board Service and the Pink Sheets Service (“Pink Sheets”). In addition, on June 4, 2003, our Board of Directors approved a reverse stock split of Loral’s common stock at a ratio of one-for-ten, resulting in a new par value of $0.10 per common share. The reverse stock split became effective after the close of business on June 13, 2003. The following table presents the reported high and low closing prices of our common stock as reported on the OTC Bulletin Board Service for 2004 and the OTC Bulletin Board Service and NYSE for 2003:

	High	Low

Year ended December 31, 2004
Quarter ended December 31, 2004	$0.19	$0.03
Quarter ended September 30, 2004	0.18	0.03
Quarter ended June 30, 2004	0.61	0.12
Quarter ended March 31, 2004	1.20	0.31
Year ended December 31, 2003
Quarter ended December 31, 2003	$0.48	$0.26
Quarter ended September 30, 2003	3.06	0.15
Quarter ended June 30, 2003	4.60	2.59
Quarter ended March 31, 2003	5.20	3.00

(b)	Approximate Number of Holders of Common Stock
      At February 1, 2005, there were 2,430 holders of record of Loral’s common stock.

(c)	Dividends
      We have never paid dividends on our common stock. In August 2002, Loral’s Board of Directors approved a plan to suspend indefinitely the future payment of dividends on our two series of preferred stock. Accordingly, we have deferred the payments of quarterly dividends due on our Series C and Series D preferred stock. The Debtors will not pay any dividends or make any distributions during the pendency of the Chapter 11 Cases. The ability of the Debtors to pay dividends or distributions on any class of equity issued following any emergence from Chapter 11 will depend on various factors that cannot be determined at this time.

Item 6.	Selected Financial Data
      The following consolidated selected financial data has been derived from, and should be read in conjunction with, the related consolidated financial statements.
LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
(In thousands, except per share data)

	Years Ended December 31,

	2004		2003	2002		2001	2000

Statement of operations data:
Revenues	$522,127		$392,043	$900,527		$845,725	$1,052,514
Operating loss from continuing operations	(214,345)		(388,873)	(208,368)		(158,593)	(178,737)
Loss from continuing operations before income taxes, equity income (losses) in affiliates, minority interest and Globalstar related impairment charges	(207,852)		(368,355)	(237,540)		(229,851)	(108,612)
Income tax (provision) benefit	(13,284	) (1)	6,330	(322,422	) (1)	40,096	11,773
Loss from continuing operations before equity income (losses) in affiliates, minority interest and Globalstar related impairment charges	(221,136)		(362,025)	(559,962)		(189,755)	(96,839)
Equity income (losses) in affiliates, net of taxes(2)	46,654		(51,153)	(76,280)		(66,677)	(1,294,910	) (3)
Globalstar related impairment charges, net of taxes	—		—	—		—	(112,241	) (3)
Loss from continuing operations	(174,347)		(413,158)	(636,468)		(255,971)	(1,500,299)
(Loss) income from discontinued operations, net of taxes	(2,348)		18,803	57,566		61,252	30,621
Loss before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(176,695)		(394,355)	(578,902)		(194,719)	(1,469,678)
Cumulative effect of change in accounting principle, net of taxes	—		(1,970)	(890,309	) (4)	(1,741)	—
Extraordinary gain on acquisition of minority interest	—		13,615	—		—	—
Net loss	(176,695)		(382,710)	(1,469,211)		(196,460)	(1,469,678)
Preferred dividends and accretion	—		(6,719)	(89,186)		(80,743)	(67,528)
Net loss applicable to common stockholders	(176,695)		(389,429)	(1,558,397)		(277,203)	(1,537,206)
Basic and diluted loss per share:
Continuing operations	$(3.96)		$(9.58)	$(19.47)		$(10.40)	$(52.99)
Discontinued operations	(0.05)		0.43	1.55		1.89	1.03

Before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(4.01)		(9.15)	(17.92)		(8.51)	(51.96)
Cumulative effect of change in accounting principle	—		(0.05)	(23.89)		(0.05)	—
Extraordinary gain on acquisition of minority interest	—		0.31	—		—	—

Loss per share	$(4.01)		$(8.89)	$(41.81)		$(8.56)	$(51.96)

Other data:
Deficiency of earnings to cover fixed charges	$208,809		$389,218	$337,019		$315,708	$193,222

	Years Ended December 31,

	2004	2003	2002	2001	2000

Cash flow data:
Provided by operating activities(5)	$61,080	$225,025	$192,670	$169,818	$258,816
Provided by (used in) investing activities	911,936	(149,856)	(138,824)	(248,672)	(377,780)
Provided by (used in) equity transactions	—	3,852	(32,737)	(35,687)	352,415
(Used in) provided by financing transactions	(966,887)	(3,313)	(115,122)	(119,555)	(79,271)
Dividends paid per common share	—	—	—	—	—

	December 31,

	2004(6)	2003(6)	2002(1)(4)	2001(7)	2000(3)

Balance sheet data:
Cash and cash equivalents	$147,773	$141,644	$65,936	$159,949	$394,045
Total assets	1,218,733	2,463,813	2,692,802	4,426,187	4,692,082
Debt, including current portion	—	—	2,236,497	2,352,956	2,445,996
Non-current liabilities and minority interest	84,677	72,932	354,475	272,302	261,432
Convertible redeemable preferred stock	—	—	125,081	—	—
Liabilities subject to compromise	1,916,000	2,921,680	—	—	—
Shareholders’ (deficit) equity	(1,044,101)	(855,670)	(354,227)	1,350,868	1,586,388

(1)	2004 includes an $11 million increase to the deferred tax valuation allowance relating to the reversal of deferred tax liabilities arising from the write-off of our investment in Globalstar’s $500 million credit facility, upon Globalstar’s dissolution in June 2004. 2002 includes the increase in the deferred tax valuation allowance of $390 million, based upon management’s assessment that insufficient positive evidence existed substantiating recoverability of our loss carryforwards and other deferred tax assets (see Note 12 to the consolidated financial statements).

(2)	Our principal affiliate is XTAR. Loral also has investments in Globalstar joint ventures, which are accounted for under the equity method. During 2004, we recorded $47 million of equity income on the reversal of vendor financing liabilities that were non-recourse to SS/ L in the event of non-payment by Globalstar (see Note 8 to the consolidated financial statements). During 2003, we wrote off our remaining investment of $29 million in Satmex.

(3)	The results of operations for 2000 includes Loral’s share of Globalstar’s related equity losses and after-tax impairment charges of approximately $1.3 billion (approximately $1.6 billion on a pre-tax basis), which is included in equity in net loss of affiliates and after-tax impairment charges of $112 million ($125 million pre-tax) relating to Loral’s investments in and advances to Globalstar service provider partnerships.

(4)	On January 1, 2002, we recorded a charge of $890 million to write off all of our goodwill as the cumulative effect of change in accounting principle (see Note 9 to the consolidated financial statements).

(5)	Cash flow provided by (used in) operating activities includes cash flow provided by discontinued operations.

(6)	As a result of our Chapter 11 filing, our debt obligations, preferred stock obligations and certain other liabilities existing at July 15, 2003, have been classified as liabilities subject to compromise on our balance sheets as of December 31, 2004 and 2003 (see Note 10 to the consolidated financial statements).

(7)	On December 21, 2001, Loral Orion completed exchange offers and consent solicitations by issuing $613 million principal amount of new senior notes guaranteed by Loral and 0.6 million five year warrants to purchase Loral common stock in exchange for a total of $841 million principal amount of Loral Orion senior notes due 2007 and senior discount notes due 2007.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
      The following discussion and analysis should be read in conjunction with our consolidated financial statements (the “financial statements”) included in Item 15 of this Annual Report on Form 10-K.
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
Disclosure Regarding Forward-Looking Statements
      Except for the historical information contained in the following discussion and analysis, the matters discussed below are not historical facts, but are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, we or our representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts. These forward-looking statements can be identified by the use of words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” “anticipates,” “estimates,” “project,” “intend,” or “outlook” or other variations of these words. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict or quantify. Actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond our control. These include confirmation of a plan of reorganization by the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), and our ability to maintain good relations with our customers, suppliers and employees. For a detailed discussion of these and other factors and conditions, please refer to the Commitments and Contingencies section below and to our other periodic reports filed with the Securities and Exchange Commission (“SEC”). We operate in an industry sector in which the value of securities may be volatile and may be influenced by economic and other factors beyond our control. We undertake no obligation to update any forward-looking statements.
Overview
Businesses
      Loral is a leading satellite communications company organized into two operating segments: Satellite Services and Satellite Manufacturing.

Satellite Services
      Through our Loral Skynet division, we provide satellite capacity and networking infrastructure to our customers for video and direct-to-home (“DTH”) broadcasting, high-speed data distribution, Internet access, communications and networking services. The satellite services business is capital intensive and highly competitive. We compete with other satellite operators and with ground-based service providers. The build-out of a satellite fleet requires substantial investment. Once these investments are made, however, the costs to maintain and operate the fleet are relatively low. The upfront investments are earned back through the leasing of transponders to customers over the life of the satellite. Beyond construction, one of the major cost factors is in-orbit insurance, given the harsh and unpredictable environment in which the satellites operate. Annual receipts from this business are fairly predictable because they are derived from an established base of long-term customer contracts. As of December 31, 2004, Satellite Services had four satellites in-orbit (including Telstar 14/ Estrela do Sul-1 launched in January 2004 that did not fully deploy one of its solar arrays, see Note 7 to the financial statements).
      The satellite services market has been characterized in recent years by over-capacity, pricing pressure and competition from fiber. The downturn in the telecommunications sector led many existing Skynet customers, hampered by a slow-down in demand and lack of access to the capital markets, to postpone expansion plans. Similarly, several start-up companies that leased Skynet’s satellite capacity for the delivery of new applications failed to meet their business objectives. Skynet’s growth depends on its ability to differentiate itself from the competition through customized product offerings, its superior customer service and its successful marketing of available capacity on its international fleet which is well positioned to serve regions of the world where we expect demand to grow.

Satellite Manufacturing
      Our Space Systems/ Loral (“SS/ L”) subsidiary designs and manufactures satellites, space systems and space systems components for customers in the commercial and government sectors for applications including fixed satellite services, DTH broadcasting, broadband data distribution, wireless telephony, digital radio, military communications, weather monitoring and air traffic management.
      While its requirement for ongoing capital investment is low, the satellite manufacturing industry is a knowledge-intensive business, the success of which relies heavily on its technological heritage and the skills of its workforce. The breadth and depth of talent and experience resident in SS/ L’s workforce of approximately 1,300 employees is one of our key competitive advantages.
      Satellite manufacturers have high fixed costs relating primarily to labor and overhead. Based on its current cost structure, we estimate that SS/ L covers its fixed costs with an average of three to four satellite awards a year. Between October 2003 and February 2005, SS/ L received orders for the construction of six satellites. Cash flow in the satellite manufacturing business tends to be uneven. It takes two to three years to complete a satellite project and numerous assumptions are built into the estimated costs. Cash receipts are tied to the achievement of contract milestones, which depend in part on the ability of our subcontractors to deliver on time. In addition, the timing of satellite awards is difficult to predict, contributing to the unevenness of revenue and making it more challenging to match the workforce to the workflow.
      Satellites are extraordinarily complex devices designed to operate in the very hostile environment of space. This complexity may lead to unanticipated costs during the design, manufacture and testing of a satellite. SS/ L establishes provisions for costs based on historical experience and program complexity to cover anticipated costs. Since most of SS/ L’s contracts are fixed price, cost increases in excess of the provisions reduce profitability and may result in losses borne solely by SS/ L, which may be material. The satellite manufacturing industry is highly competitive and, in recent years, order levels reached an unprecedented low level, resulting in manufacturing over-capacity. Buyers, as a result, have had the advantage over suppliers in negotiating prices, terms and conditions resulting in reductions in margins and increased assumptions of risk by SS/ L.
     Bankruptcy Proceedings
      We operate in extremely competitive markets characterized in recent years by over-capacity and pricing pressures brought on by the downturn in the telecommunications sector. Our existing and potential customers, having limited access to the capital markets, postponed or reduced the scope of their planned satellite-based applications and services. This resulted in an excess of transponder capacity and a standstill in satellite orders. In the face of these pressures, we further increased our emphasis on cash conservation over the last two and one-half years, reducing operating expenses, suspending dividend payments on our preferred stock, and closely monitoring capital expenditures. The sustained and unprecedented decline in demand for our satellites and satellite services, however, exacerbated our already strained financial condition brought on primarily by the investments we had previously made in Globalstar, L.P. (“Globalstar”) and subsequently wrote-off. On July 15, 2003, Loral and certain of its subsidiaries filed voluntary petitions for reorganization (the “Chapter 11 Cases”) under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”). As a result of our Chapter 11 filing, all of our prepetition debt obligations were accelerated. On July 15, 2003, we also suspended interest payments on all of our prepetition unsecured debt obligations. As of December 31, 2004, the remaining principal amounts of our prepetition outstanding debt obligations totaled $1.049 billion.
      For the duration of the bankruptcy proceedings, our businesses are subject to risks and uncertainties of bankruptcy (see Commitments and Contingencies below for a description of such risks and uncertainties.)

     Sale of Assets
      In order to strengthen our balance sheet, on July 15, 2003 we agreed to sell our North American satellites and related assets to Intelsat. On March 17, 2004, we completed the sale of such assets to Intelsat. We used the proceeds from the sale of the assets to repay our outstanding secured bank debt (see Note 2 of the financial statements).
     Future Outlook
      On December 5, 2004, we filed a revised plan of reorganization (the “Plan”) and a disclosure statement (the “Disclosure Statement”) with the Bankruptcy Court that reflected a consensual agreement on financial terms that had been reached between Loral and the Creditors Committee. Under the Plan, existing common and preferred stock will be cancelled and no distribution will be made to current stockholders. Objections to our motion for approval of the Disclosure Statement were filed by certain stockholders and creditors, including certain holders of trade claims against SS/ L, which challenged the provisions of the Plan relating to the substantive consolidation of certain of the Debtors. After a hearing on December 6, 2004, the Bankruptcy Court urged the parties to negotiate among themselves toward resolution of their issues. These negotiations are ongoing; there can be no assurance that they will be successful. Regardless of whether the negotiations are successful, it is likely that we will further amend the Plan and that distributions to certain creditors under such amended plan of reorganization will be significantly different from those contemplated by the Plan that is currently on file.
      Implementation of any plan of reorganization is subject to final documentation and confirmation by the Bankruptcy Court.
      We are reorganizing around our satellite manufacturing operations and our remaining fleet of international satellites, which will cover regions with growth potential, such as Asia, the Middle East and South America, where the ground infrastructure is inadequate to support increased demand. We consider these operations to be a viable foundation for the further expansion of our company.
      Critical success factors for us include maintaining our reputation for reliability, quality and superior customer service. During reorganization, in particular, these factors are vital to securing new customers and retaining current ones. At the same time, we must align our workforce levels with the needs of the business, continue to contain costs, and maximize the efficiency of both of our operations. Loral Skynet is focused on increasing the capacity utilization of its satellite fleet and successfully introducing new value-added services to its markets. SS/ L is focused on increased bookings and backlog in 2005.
      See Part 1, Item 1 of this Annual Report on Form 10-K, for a complete description of Loral’s businesses, our Chapter 11 Cases, the sale of our satellite assets serving the North American market and our reorganization plan.
Consolidated Operating Results
      Please refer to Critical Accounting Matters set forth below in this section.
      The accompanying financial statements have been prepared assuming Loral, in its current structure, will continue as a going concern. However, the factors mentioned above, among other things, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. Our ability to continue as a going concern is dependent on a number of factors including, but not limited to, the Bankruptcy Court’s confirmation of our plan of reorganization and maintaining good relations with our customers, suppliers and employees. If a plan of reorganization is not confirmed and implemented, we may be forced to liquidate under applicable provisions of the Bankruptcy Code. We cannot give any assurance of the level of recovery our creditors would receive in a liquidation. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if we were forced to liquidate.

      The following discussion of revenues and Adjusted EBITDA (see note 18 to the financial statements) reflects the results of our operating businesses for 2004, 2003 and 2002. The balance of the discussion relates to our consolidated results, unless otherwise noted. Both of our business segments have been adversely affected by the downturn in the telecommunications sector, which has caused a delay in demand for new telecommunications applications and services.
      The sale of our North American satellites and related assets to Intelsat in March 2004, has been accounted for as a discontinued operation, resulting in our historical statements of operations and statements of cash flows being reclassified to reflect such discontinued operations separately from continuing operations (see Note 2 and 4 to the financial statements).
Revenues:

	Years Ended December 31,

	2004	2003	2002

	(in millions)
Satellite Services	$141.2	$154.3	$197.5
Revenues from sales-type lease arrangement (see note 7 to the financial statements)	87.2	—	—
Satellite Manufacturing	436.6	474.0	853.1

Segment revenues	665.0	628.3	1,050.6
Eliminations(1)	(142.9)	(236.3)	(150.1)

Revenues as reported(2)	$522.1	$392.0	$900.5

Adjusted EBITDA:

	Years Ended December 31

	2004	2003	2002

	(in millions)
Satellite Services(3)	$15.6	$7.5	$35.9
Satellite Services sales-type lease arrangement(3) (see note 7 to the financial statements)	7.7	—	—
Satellite Manufacturing(4)	(13.5)	(158.6)	(34.0)
Corporate expenses(5)	(34.9)	(36.0)	(36.8)

Segment Adjusted EBITDA before eliminations	(25.1)	(187.1)	(34.9)
Eliminations(1)	(24.0)	(41.9)	(44.1)

Adjusted EBITDA	$(49.1)	$(229.0)	$(79.0)

Reconciliation of Adjusted EBITDA to Net Loss:

	Years Ended December 31

	2004	2003	2002

	(in millions)
Adjusted EBITDA	$(49.1)	$(229.0)	$(79.0)
Depreciation and amortization(6)	(134.8)	(134.6)	(129.4)
Reorganization expenses due to bankruptcy	(30.4)	(25.3)	—

Operating loss from continuing operations	(214.3)	(388.9)	(208.4)
Interest and investment income	9.9	15.2	12.8
Interest expense	(2.9)	(14.1)	(40.9)
Other income (expense)	(0.5)	1.5	0.1
Gain (loss) on investments	—	17.9	(1.2)
Income tax (provision) benefit	(13.2)	6.4	(322.4)
Equity income (losses) in affiliates, net of taxes	46.6	(51.2)	(76.3)
Minority interest	0.1	—	(0.2)

Loss from continuing operations	(174.3)	(413.2)	(636.5)
(Loss) income from discontinued operations	(2.4)	18.8	57.6

Loss before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(176.7)	(394.4)	(578.9)
Cumulative effect of change in accounting principle	—	(1.9)	(890.3)
Extraordinary gain on acquisition of minority interest	—	13.6	—

Net loss	$(176.7)	$(382.7)	$(1,469.2)

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/ L for wholly owned subsidiaries and in 2003, the reversal of cumulative satellite manufacturing sales of $83 million and cost of satellite manufacturing of $73 million on a satellite program that was changed to a lease arrangement in the third quarter of 2003 (see Note 7 to the financial statements).

(2)	Includes revenues from affiliates of $7.8 million, $27.7 million and $79.6 million in 2004, 2003 and 2002, respectively.
(3)

	Years Ended December 31,

	2004	2003	2002

Satellite Services includes:
Adjusted EBITDA before specific identified (charges) credits	$27.6	$7.5	$35.9
Impairment charge for Telstar 14/ Estrela do Sul-1 satellite (see Note 7 to the financial statements)	(12.0)	—	—
Satellite Services sales-type lease arrangement (see Note 7 to the financial statements)	7.7	—	—

Satellite Services segment Adjusted EBITDA before eliminations	$23.3	$7.5	$35.9

(4)	Excludes charges of $24 million for 2004, as a result of the settlement of all orbital receivables on satellites sold to Intelsat. This settlement had the effect of reducing future orbital receipts by $25 million, including $15 million relating to a satellite currently under construction. Consistent with our internal reporting for satellite manufacturing, this decrease in contract value for the satellite currently under construction is not being reflected as a decrease in 2004 satellite manufacturing revenues. These charges had no effect on our consolidated results.

	Years Ended December 31,

	2004	2003	2002

Satellite Manufacturing includes:
Adjusted EBITDA before specific identified charges	$1.1	$(23.5)	$59.2
Write-off of long-term receivables due to contract modifications	(11.3)	(20.2)	—
Provisions for inventory obsolescence	(3.3)	(49.5)	(14.0)
Loss on cancellation of deposits	—	(23.5)	(10.0)
Accrual for Alcatel settlement	—	(13.0)	—
Loss on acceleration of receipt of long-term receivables	—	(10.9)	—
Valuation allowance on vendor financing receivables	—	(10.0)	(32.6)
Write-off of advances related to affiliate	—	—	(36.6)
Settlement of satellite contract dispute	—	(8.0)	—

Satellite Manufacturing segment Adjusted EBITDA before eliminations	$(13.5)	$(158.6)	$(34.0)

(5)	Represents corporate expenses incurred in support of our operations.

(6)	Includes additional depreciation expense of $9 million and $14 million for 2004 and 2003, respectively, due to accelerating the estimated end of depreciable life of our Telstar 11 satellite to June 2004 from March 2005. Also, includes amortization of unearned stock compensation charges.
2004 Compared with 2003 and 2002

Revenues from Satellite Services

				% Increase
				(Decrease)
	Years Ended
	December 31,			2004	2003
				Vs.	vs.
	2004	2003	2002	2003	2002

	(in millions)
Revenues from Satellite Services	$141	$154	$197	(8)%	(22)%
Revenues from sales-type lease arrangement	87	—	—
Eliminations	(5)	(7)	(5)	29%	(40)%

Revenues from Satellite Services as reported	$223	$147	$192	51%	(23)%

      Revenues from Satellite Services as reported increased $76 million in 2004 as compared to 2003, primarily due to $87 million of revenues recognized for a sales-type lease arrangement for satellite capacity (see Note 7 to the financial statements) and higher customer lease termination and settlement fees of $7 million. This was offset by a $17 million decrease resulting from lower transponder and network utilization and a $2 million decrease due to lower rates for services. Eliminations primarily consist of revenues from leasing transponder capacity to Satellite Manufacturing and an adjustment to reduce revenues for the implicit interest discount provided to customers who have made prepayments under long-term contracts.
      Revenues from Satellite Services as reported decreased $45 million in 2003 as compared to 2002, primarily resulting from a $42 million decrease in rates for services and a $2 million decrease resulting from lower transponder and network utilization.

     Revenues from Satellite Manufacturing

				% Increase
				(Decrease)
	Years Ended
	December 31,			2004	2003
				vs.	vs.
	2004	2003	2002	2003	2002

	(in millions)
Revenues from Satellite Manufacturing	$437	$474	$853	(8)%	(44)%
Eliminations	(137)	(229)	(145)	40%	(58)%

Revenues from Satellite Manufacturing as reported	$300	$245	$708	22%	(65)%

      Revenues from Satellite Manufacturing before eliminations decreased by $37 million in 2004 as compared to 2003, primarily resulting from a decrease in revenues from satellite programs nearing completion under the percentage of completion method of $213 million, offset by a $167 million increase in revenues from the new satellite orders received in the fourth quarter of 2003 and lower write-offs of long-term receivables of $9 million due to contract modifications. Eliminations consist primarily of revenues from satellites under construction by SS/ L for Satellite Services, and in 2003, includes the reversal of $83 million of cumulative sales on a satellite program that was changed to a lease arrangement in 2003 (see Note 7 to the financial statements). As a result, revenues from Satellite Manufacturing as reported increased $55 million in 2004 as compared to 2003.
      Revenues from Satellite Manufacturing before eliminations decreased $379 million in 2003 as compared to 2002, primarily resulting from satellite programs nearing completion under the percentage of completion method with no new satellite orders from December 2001 to October 2003 and the write-off of $20 million of long-term receivables due to contract modifications. Eliminations consist primarily of revenues from satellites under construction by SS/ L for Satellite Services, and in 2003, includes the reversal of $83 million of cumulative sales on a satellite program that was changed to a lease arrangement in 2003 (see Note 7 to the financial statements). As a result, revenues from Satellite Manufacturing as reported decreased $463 million in 2003 as compared to 2002.

     Cost of Satellite Services

				% Increase
				(Decrease)
	Years Ended
	December 31,			2004	2003
				vs.	vs.
	2004	2003	2002	2003	2002

	(in millions)
Cost of Satellite Services includes:
Cost of Satellite Services before specific identified charges	$65	$85	$105	(23)%	(19)%
Depreciation and amortization	112	107	96	4%	12%
Impairment charge for Telstar 14/ Estrela do Sul-1 satellite	12	—	—
Cost of sales-type lease arrangement	80	—	—

Cost of Satellite Services	$269	$192	$201	40%	(5)%

Cost of Satellite Services as a % of Satellite Services revenues as reported	121%	130%	105%
      Cost of Satellite Services before specific identified charges decreased $20 million in 2004 as compared to 2003, primarily due to reduced external satellite capacity costs of $10 million, lower costs of $5 million due to headcount and other cost reductions and decreased insurance costs of $5 million primarily resulting from non-renewal of insurance for Telstar 11 in the fourth quarter of 2003 and from the lower premium on renewal for Telstar 10/ Apstar IIR due to changes to coverage, offset by the insurance cost for Telstar 18 which commenced service at the beginning of September 2004. Depreciation and amortization expense increased $5 million in 2004 as compared to 2003, primarily resulting from higher depreciation expense of $12 million for our Telstar 14/ Estrela do Sul-1 satellite which commenced service at the end of March 2004 and our Telstar 18 satellite, offset in part by a reduction of $6 million due to our Telstar 11 satellite being fully depreciated in 2004 and a reduction of $1 million due to the timing of assets placed in service and assets that became fully depreciated. In 2004 we incurred $80 million of costs for a sales-type lease arrangement and recognized an impairment charge of $12 million for the Telstar 14/ Estrela do Sul-1 satellite and related assets to reduce the carrying values to the expected proceeds from insurance of $250 million (see Note 7 to the financial statements). As a result, cost of Satellite Services increased $77 million in 2004 as compared to 2003.
      Cost of Satellite Services before specific identified charges decreased $20 million in 2003 as compared to 2002, primarily due to reduced external satellite capacity costs of $14 million, lower network service costs of $3 million and other cost reductions of $3 million. Depreciation and amortization expense increased $11 million in 2003 as compared to 2002, primarily due to the shortening in the estimated life of our Telstar 11 satellite and the timing of assets placed in service and assets that became fully depreciated. As a result, cost of Satellite Services decreased $9 million in 2003 as compared to 2002.

     Cost of Satellite Manufacturing

				% Increase
				(Decrease)
	Years Ended
	December 31,			2004	2003
				vs.	vs.
	2004	2003	2002	2003	2002

	(in millions)
Cost of Satellite Manufacturing includes:
Cost of Satellite Manufacturing before specific identified charges	$292	$352	$633	(17)%	(44)%
Depreciation and amortization	23	27	33	(16)%	(18)%
Provisions for inventory obsolescence	3	50	14
Loss on cancellation of deposits	—	24	10
Accrual for Alcatel settlement	—	13	—
Loss on acceleration of receipt of long-term receivables	—	11	—
Valuation allowance on vendor financing receivables	—	10	33
Write-off of advances related to affiliate	—	—	37
Settlement of satellite contract dispute	—	8	—–
Reversal of costs on a satellite program changed to a lease	—	(73)	—

Cost of Satellite Manufacturing	$318	$422	$760	(25)%	(44)%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	106%	172%	107%
      Cost of Satellite Manufacturing decreased $104 million in 2004 as compared to 2003. Cost of Satellite Manufacturing before specific identified charges decreased $60 million in 2004 as compared to 2003, primarily due to lower overall volume as satellite programs neared completion under the percentage of completion method and lower costs due to headcount reductions, offset in part by $141 million of increased costs for the satellite orders received in the fourth quarter of 2003. Cost of Satellite Manufacturing also decreased in 2004 as compared to 2003, due to lower depreciation expense of $4 million primarily resulting from reduced capital spending and the charges incurred in 2003 as compared to those in 2004, as detailed in the above table. These decreases were partially offset by the reversal of $73 million of costs on a satellite program that was changed to a lease arrangement in 2003 (see Note 7 to the financial statements).
      Cost of Satellite Manufacturing decreased $338 million in 2003 as compared to 2002. Cost of Satellite Manufacturing before specific identified charges decreased $281 million in 2003 as compared to 2002, primarily due to lower overall sales as satellite programs neared completion under the percentage of completion method with no new satellite awards from December 2001 until October 2003, offset in part by $31 million of costs incurred in 2003 on the new satellite orders received in the fourth quarter of 2003. Cost of Satellite Manufacturing also decreased in 2003 as compared to 2002, due to lower depreciation expense of $6 million primarily resulting from reduced capital spending and the reversal of $73 million of costs on a satellite program that was changed to a lease arrangement in 2003 (see Note 7 to the financial statements). These decreases were offset in part by the charges incurred in 2003 as compared to 2002, as detailed in the above table. The increase in cost of Satellite Manufacturing as a percentage of revenues in 2003 as compared to 2002 was affected by reduced revenues for overhead cost absorption.

     Selling, General and Administrative Expenses

				% Increase
				(Decrease)
	Years Ended
	December 31,			2004	2003
				vs.	Vs.
	2004	2003	2002	2003	2002

	(in millions)
Selling, general and administrative expenses	$119	$142	$148	(16)%	(5%)
% of revenues as reported	23%	36%	16%
      The decrease of $23 million in selling, general and administrative expenses in 2004 as compared to 2003, was primarily due to decreased bad debt expense of $10 million and lower headcount and employee related expenses of $4 million for Satellite Services and lower research and development costs of $3 million, professional fees of $4 million and sales and marketing costs of $1 million for Satellite Manufacturing.
      The decrease of $6 million in selling, general and administrative expenses in 2003 as compared to 2002 was primarily due to lower research and development costs of $7 million and sales and marketing costs of $2 million for Satellite Manufacturing. This decrease was offset in part by an expense increase of $4 million for Satellite Services, primarily due to higher bad debt expense of $5 million, offset by cost reductions for headcount and employee related expenses and marketing expenses of $2 million.
     Reorganization Expenses Due to Bankruptcy

			% Increase
	Year Ended	July 15, 2003 to	(Decrease)
	December 31,	December 31,	2004 vs.
	2004	2003	2003

Reorganization Expenses Due to Bankruptcy	$30	$25	20%
      Reorganization expenses due to bankruptcy in 2004 include professional fees of $21 million, employee retention costs of $10 million, severance costs of $5 million and facility closing costs of $2 million, offset by lease rejection gains of $6 million and interest income of $2 million. Reorganization expenses due to bankruptcy from July 15, 2003 (filing date) to December 31, 2003, include professional fees of $15 million, lease rejection claims of $6 million and employee retention costs of $5 million, offset by interest income of $1 million. See Note 11 to the financial statements.
     Interest and Investment Income

				% Increase
				(Decrease)
	Years Ended
	December 31,			2004	2003
				vs.	vs.
	2004	2003	2002	2003	2002

	(in millions)
Interest and investment income	$10	$15	$13	(35)%	18%
      The decrease in interest and investment income of $5 million in 2004 as compared to 2003 was primarily due to lower interest income earned on satellite manufacturing programs. The increase in interest and investment income of $2 million in 2003 as compared to 2002, was primarily due to higher interest income earned on satellite manufacturing programs, offset in part by lower interest income earned on lower average cash balances prior to filing for bankruptcy and interest income earned on cash balances subsequent to filing for bankruptcy being reclassified into reorganization expenses.

     Interest Expense

				% Increase
				(Decrease)
	Years Ended
	December 31,			2004	2003
				vs.	Vs.
	2004	2003	2002	2003	2002

	(in millions)
Interest cost before capitalized interest	$4	$28	$51	(83)%	(48)%
Capitalized interest	(1)	(14)	(10)	(93)%	37%

Interest expense	$3	$14	$41	(73)%	(69)%

      Interest expense decreased $11 million in 2004 as compared to 2003, primarily attributable to the fact that subsequent to our voluntary petitions for reorganization on July 15, 2003, we stopped recognizing and paying interest on all outstanding prepetition debt obligations (except our secured bank debt which interest expense is included in discontinued operations) and preferred stock. Capitalized interest decreased to $1 million in 2004, which was due to us no longer incurring interest expense on our secured bank debt that we repaid in March 2004. Interest cost will continue to be minimal while we are in Chapter 11.
      Interest expense decreased $27 million in 2003, as compared to 2002. Interest cost before capitalized interest decreased $23 million in 2003 as compared to 2002, which was primarily attributable to the fact that subsequent to our voluntary petitions for reorganization on July 15, 2003, we stopped recognizing and paying interest on all outstanding prepetition debt obligations (except our secured bank debt which interest expense is included in discontinued operations) and preferred stock. Capitalized interest increased $4 million in 2003 as compared to 2002, primarily due to higher satellite under construction balances.

Other Income (Expense)
      Other income (expense) represents gains and (losses) on foreign currency transactions.

Gain (Loss) on Investments
      During 2003, we realized an $18 million gain from the sale of all 59 million shares of common stock of Sirius Satellite Radio Inc. (“Sirius”) received by us in settlement of the vendor financing owed to SS/ L by Sirius.

Income Tax (Provision) Benefit
      During 2004 and 2003, we continued to maintain the 100% valuation allowance against the net deferred tax assets of our U.S. consolidated tax group, established at December 31, 2002. Also during 2004 and 2003 we recorded no benefit for our domestic loss. For 2004, we recorded an income tax provision of $13.3 million on a pre-tax loss of $208 million as compared to an income tax benefit of $6.3 million for 2003 and a provision of $322.4 million for 2002 on pre-tax losses of $368 million and $238 million, respectively.
      With the dissolution of Globalstar, L.P. on June 29, 2004, we wrote-off the remaining book value of our investment in Globalstar’s $500 million credit facility and reduced to zero the unrealized gains and related deferred tax liabilities previously reflected in accumulated other comprehensive loss. The reversal of this deferred tax liability resulted in a net deferred tax asset of $11.4 million against which we recorded a full valuation allowance. See Notes 5 and 8 to the financial statements.
      During 2004, we also reduced the balance for certain deferred gains on derivative transactions and the related deferred tax liability included in accumulated other comprehensive loss. The reversal of this deferred tax liability resulted in a net deferred tax asset of $0.7 million against which we recorded a full valuation allowance.

      Therefore, for 2004, we recorded a deferred income tax provision for continuing operations that increased our valuation allowance by $12.1 million and a current provision for state, local and foreign income taxes of $1.1 million with no benefit for our losses from continuing and discontinued operations.
      For 2003, we recorded an income tax benefit in continuing operations related to an $11.0 million reclassification of a provision to income from discontinued operations offset by a deferred tax liability of $3.7 million recorded for certain foreign entities and a current provision for state, local and foreign income taxes of $1.0 million.
      For 2002, we recorded an income tax provision in continuing operations of $322.4 million primarily relating to our having increased the valuation allowance against the net deferred tax assets of our U.S. consolidated tax group to 100% under the criteria of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) as well as a deferred tax liability for certain foreign entities offset by a reclassification of a provision to income from discontinued operations. See Critical Accounting Matters.

Equity Income (Losses) in Affiliates

	Years Ended December 31,

	2004	2003	2002

	(in millions)
XTAR	$0.1	$(0.2)	$(7.0)
Satmex	—	(51.7)	(25.1)
Europe*Star	—	—	(41.6)
Globalstar and Globalstar service provider partnerships	46.6	0.7	(2.6)

	$46.7	$(51.2)	$(76.3)

      In connection with Globalstar’s dissolution in June 2004, we recorded equity income of $47 million relating to Globalstar on the reversal of vendor financing that was non-recourse to SS/ L in the event of non-payment by Globalstar. During 2004, we did not provide for our allocated share of net losses of Satélites Mexicanos, S.A. de C.V. (“Satmex”), due to our write-off of our remaining investment in Satmex in 2003. Our equity losses in Satmex in 2003 of $52 million include the write-off of our remaining investment in Satmex of $29 million. See Note 8 to the financial statements.
      The decrease in equity losses of $25 million in 2003 as compared to 2002, primarily resulted from the decrease in Europe*Star Limited (Europe*Star) equity losses of $42 million, as we wrote off our remaining investment in Europe*Star in 2002. This was offset in part by an increase in Satmex equity losses of $27 million, primarily because we wrote off our remaining investment of $29 million in Satmex in 2003. Accordingly, there is no longer any requirement for us to provide for our allocated share of Satmex’s net losses and Europe*Star’s net losses subsequent to the write-off of each investment. Our losses from XTAR, LLC (“XTAR”) decreased in 2003 as compared to 2002 primarily due to lower profit elimination. See Note 8 to the financial statements.

Discontinued Operations
      Discontinued operations represents the revenues and expenses of the North American satellites and related assets sold to Intelsat on March 17, 2004 and includes interest expense on our secured bank debt through March 18, 2004 (see Interest Expense above). In 2004, the results of the discontinued operations are for the period from January 1, 2004 to March 17, 2004, the date of the sale and includes the write-off of approximately $11 million of debt issue costs to interest expense relating to our secured debt that was repaid and $9 million of income in the fourth quarter of 2004 from the settlement of an insurance claim for a satellite that was sold. For the purpose of this presentation, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), all indirect costs normally associated with these operations are included in continuing operations. These indirect costs include telemetry, tracking and control, access control, maintenance and engineering, selling and marketing and general and administrative. See Note 4 to the financial statements.

Cumulative Effect of Change in Accounting Principle
      On July 1, 2003, we adopted SFAS 150, and as a result, recorded a charge of $2 million for the amortization of expenses incurred on the issuance of our preferred stock from their issuance dates through June 30, 2003, that were not previously amortized, as a cumulative effect of change in accounting principle. See Note 10 to the financial statements.
      On January 1, 2002, we adopted SFAS 142, which resulted in us recording a charge to write-off all $890 million of our goodwill as the cumulative effect of change in accounting principle. See Note 9 to the financial statements.

Extraordinary Gain on Acquisition of Minority Interest
      As a result of receiving Alcatel’s minority interest in CyberStar, L.P. on June 30, 2003 (as part of a settlement arrangement with Alcatel, see Note 17 to the financial statements), we recognized an extraordinary gain of $14 million, which represents the extinguishment of the minority interest liability less the fair value of the acquired net assets.

Preferred Dividends

				% Increase
				(Decrease)
	Years Ended
	December 31,			2004	2003
				vs.	vs.
	2004	2003	2002	2003	2002

	(in millions)
Preferred dividends	$—	$7	$89	N/A	(92)%
      Preferred Dividends decreased $7 million in 2004 as compared to 2003, primarily due to the adoption of SFAS 150 on July 1, 2003, which requires that dividends since adoption be included in interest expense.
      Preferred Dividends decreased $82 million in 2003 as compared to 2002, primarily due to dividend charges of $60 million ($46 million non-cash charges and $13 million cash charges) and the reduction in our dividend obligations in 2002. Both resulted from our 2002 exchange offers and privately negotiated exchange transactions where 11.5 million shares of our 6% Series C convertible redeemable preferred stock (the “Series C Preferred Stock”) and 6% Series D convertible redeemable preferred stock (the “Series D Preferred Stock”) were converted into 7.7 million shares of our common stock (see Note 13 to the financial statements). Preferred dividends also decreased in 2003 from 2002, as a result of the adoption of SFAS 150 on July 1, 2003, which requires that dividends since adoption be included in interest expense. Commencing November 2002, we stopped paying dividends on the Series C and Series D Preferred Stock.

Backlog
      Backlog as of December 31, 2004 and 2003, was as follows (in millions):

	2004	2003

Satellite Services	$543	$830
Satellite Manufacturing	483	536

Total backlog before eliminations	1,026	1,366
Satellite Services eliminations	(33)	(37)
Satellite Manufacturing eliminations	(12)	(145)

Total backlog	$981	$1,184

      Backlog as of December 31, 2004 includes $93 million for Satellite Services on Telstar 14/ Estrela do Sul-1, which was reduced by $178 million in the third quarter of 2004, as a result of the shortening of the life of Telstar 14/ Estrela do Sul-1 (see Note 7 to the financial statements). Backlog as of December 31, 2003 (as adjusted to remove the backlog related to the North American satellites sold), includes $282 million for

Satellite Services on Telstar 14/ Estrela do Sul-1. Backlog as of December 31, 2004 and December 31, 2003, includes $22 million and $24 million, respectively, as a result of transactions entered into with affiliates for the construction of satellites (primarily with XTAR).

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

Revenue recognition
      The majority of our Satellite Manufacturing revenue is associated with long-term fixed-price contracts. Revenue and profit from satellite sales under these long-term contracts are recognized using the cost-to-cost percentage of completion method, which requires significant estimates. We use this method because reasonably dependable estimates can be made based on historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates include forecasts of costs and schedules, estimating contract revenue related to contract performance (including estimated amounts for penalties, performance incentives and orbital incentives that will be received as the satellite performs on orbit) and the potential for component obsolescence in connection with long-term procurements. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. Provisions for losses on contracts are recorded when estimates determine that a loss will be incurred on a contract at completion. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract; accordingly, favorable changes in estimates in a period will result in additional revenue and profit, and unfavorable changes in estimates will result in a reduction of revenue and profit or the recording of a loss that will be borne solely by us.

Depreciation
      Depreciation is provided for on the straight-line method for satellites over the estimated useful life of the satellite, which is determined by engineering analyses performed at the satellite’s in-service date and re-evaluated periodically. A decrease in the useful life of a satellite would result in increased depreciation expense.

Billed receivables, vendor financing and long-term receivables
      We are required to estimate the collectibility of our billed receivables, vendor financing and long-term receivables. A considerable amount of judgment is required in assessing the collectibility of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. Charges for (recoveries of) bad debts recorded to the income statement on billed receivables during 2004, 2003, and 2002 were $(2.1) million, $7.2 million and $2.8 million, respectively. At December 31, 2004 and 2003, billed receivables were net of allowances for doubtful accounts of $6.4 million and $11.7 million, respectively. At December 31, 2004 and 2003, long-term receivables were net of an allowance of $20.2 million. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial condition, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are re-evaluated periodically.

Inventories
      Inventories are reviewed for estimated obsolescence or unusable items and, if appropriate, is written down to the net realizable value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those we project, additional inventory write-downs may be required. These are considered permanent adjustments to the cost basis of the inventory. Charges for inventory obsolescence recorded to the income statement during 2004, 2003, and 2002 were $3.3 million, $49.5 million and $14.0 million, respectively.

Evaluation of Satellites and Other Long-Lived Assets For Impairment and Satellite Insurance Coverage
      We periodically evaluate potential impairment loss relating to our satellites and other long-lived assets, when a change in circumstances occurs, by assessing whether the carrying amount of these assets can be recovered over their remaining lives through future undiscounted expected cash flows generated by those assets (excluding financing costs). If the expected undiscounted future cash flows were less than the carrying value of the long-lived asset, an impairment charge would be recorded. Changes in estimates of future cash flows could result in a write-down of the asset in a future period. Estimated future cash flows could be impacted by, among other things:

•	Changes in estimates of the useful life of the satellite

•	Changes in estimates of our ability to operate the satellite at expected levels

•	Changes in the manner in which the satellite is to be used

•	The loss of one or several significant customer contracts on the satellite
      If an impairment loss was indicated for a satellite, such amount would be recognized in the period of occurrence, net of any insurance proceeds to be received so long as such amounts are determinable and receipt is probable. If no impairment loss was indicated in accordance with SFAS 144, and we received insurance proceeds, the proceeds would be recognized in our consolidated statement of operations. In the event that the insurance proceeds received exceeded the carrying value of the satellite, the excess of the proceeds over the carrying value of the satellite would be recognized in our consolidated statement of operations.

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
      We use the liability method in accounting for taxes whereby income taxes are recognized during the year in which transactions enter into the determination of financial statement income or loss. Deferred taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying statutory tax rates in effect for the year during which the differences are expected to reverse. We assess the recoverability of our deferred tax assets and, based upon this analysis, record a valuation allowance against the deferred tax assets to the extent recoverability does not satisfy the “more likely than not” recognition criteria in SFAS 109.
      Based upon this analysis, we concluded during the fourth quarter of 2002 that, due to insufficient positive evidence substantiating recoverability, a 100% valuation allowance should be established for the entire balance of the net deferred tax assets of our U.S. consolidated tax group. During 2004, we recorded no benefit for our domestic loss and continued to maintain the valuation allowance, decreasing the reserve by $11.1 million to a balance of $659.8 million.
      We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal. If we were to determine that we will be able to realize all or a part of the benefit from our deferred tax assets, reversal of the valuation allowance would increase income in the period the determination was made.

      Our policy is to establish a tax contingency liability for potential audit issues. The tax contingency liability is based on our estimate of whether additional taxes will be due in the future. Any additional taxes due will be determined only upon completion of current and future federal, state and international tax audits. The timing of such payments cannot be determined but we expect they will not be made within one year. Any such liability would be unsecured pre-petition liabilities in our bankruptcy proceedings. Therefore, the tax contingency liability is included in “Liabilities Subject to Compromise” in the accompanying Consolidated Balance Sheets.

Pension and other employee benefits
      We maintain a pension plan and a supplemental retirement plan. These plans are defined benefit pension plans. In addition to providing pension benefits, we provide certain health care and life insurance benefits for retired employees and dependents. These pension and other employee benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate and expected long-term rate of return on plan assets. Material changes in these pension and other employee postretirement benefit costs may occur in the future due to changes in these assumptions, as well as our actual experience.
      The discount rate is subject to change each year, consistent with changes in applicable high-quality long-term corporate bond indices, such as the Moody’s AA Corporate Bond Index. The discount rate determined on this basis was 6.0% as of December 31, 2004, a decline of 25 basis points from December 31, 2003. This had the effect of increasing our accumulated benefit obligations (“ABO”) for pensions by $10.3 million and for other employee benefits by $2.4 million as of December 31, 2004.
      The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the plan’s projected benefit obligation, asset mix and the fact that its assets are actively managed to mitigate risk. Allowable investment types include equity investments and fixed income investments. Pension plan assets are managed by Russell Investment Corp. (“Russell”), which allocates the assets into specified Russell-designed funds as we direct. Each specified Russell fund is then managed by investment managers chosen by Russell. The targeted short and long-term allocation of our pension plan assets is 60% in equity investments and 40% in fixed income investments. Based on this target allocation, the fifteen-year historical return of our investment managers has been 10.7%. The expected long-term rate of return on plan assets determined on this basis was 9.0% for 2004 and 2003, a decline of 50 basis points from 2002.
      These pension and other employee postretirement benefit costs are expected to increase to approximately $28 million in 2005 from $26 million in 2004, primarily due to the drop in discount rate, an update of the mortality table and expected increase in health care claims, offset by a full year effect of recognizing DIMA (as defined below). Lowering the discount rate, and the expected long-term rate of return each by 0.5% would have increased these pensions and other employee postretirement benefits costs by approximately $2.6 million and $1.1 million, respectively, in 2004.
      On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“DIMA”). DIMA introduces a federal subsidy for sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB released Financial Accounting Standards Board Position 106-2 (“FSP 106-2”) to provide guidance on accounting and disclosure requirements related to DIMA. We adopted FSP 106-2 effective as of the beginning of the fourth quarter of 2004, the earliest the required actuarial information was available. As a result of the adoption of FSP 106-2 our net periodic cost for the fourth quarter of 2004 was reduced by $0.2 million and the accumulated benefit obligation was reduced by $6.7 million.
      The ABO for the pension plan exceeded the fair value of plan assets by $128 million at December 31, 2004 (the “unfunded ABO”). This was primarily due to the negative returns on the pension funds in previous years arising from the overall decline in the equity markets, and a decline in the discount rate used to estimate the pension liability as a result of declining interest rates. Therefore, Loral was required to establish a minimum liability and record an additional $19.0 million during 2004, for a total charge to equity of $88.3 million for the unfunded ABO, to the extent not already reflected as a liability. The ABO was measured using a discount rate of 6.0% as of December 31, 2004. Lowering the discount rate by 0.5% would have increased the ABO and the resulting minimum liability and charge to equity by approximately $20.7 million. Market conditions and interest rates significantly affect future assets and liabilities of Loral’s pension plans. This charge to equity will be revalued based upon plan assets and the measurement of plan obligations at the end of each fiscal year.

Contingencies
      Contingencies by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss, if any. The most important contingencies affecting our financial statements are detailed below under Commitments and Contingencies.
Liquidity and Capital Resources

Cash and Available Credit
      As of December 31, 2004, we had $148 million of available cash and $13 million of restricted cash ($1 million included in other current assets and $12 million included in other assets on our consolidated balance sheet). On March  17, 2004, we repaid all $967 million of our secured bank debt and had no further available credit. Cash flow from Satellite Services is fairly predictable because it is derived from an existing base of long-term customer contracts. Cash flow from Satellite Manufacturing, however, is not as predictable, because it depends on a number of factors, some of which are not within SS/ L’s control.
      See Note 2 (Reorganization) to the financial statements, regarding cash and our ability to continue to fund our operations in 2005.
Contractual Obligations and Other Commercial Commitments
      The following tables aggregate our contractual obligations and other commercial commitments as of December 31, 2004 (in thousands).

Contractual Obligations(1):

	Payments Due by Period

	Total	1 Year	2-3 Years	4-5 Years	After 5 Years

Debt(2)	$1,269,977	$1,269,977	$—	$—	$—
Operating leases(3)	142,008	29,300	38,895	29,178	44,635
Unconditional purchase obligations(4)	82,033	62,233	10,102	9,698	—
Other long-term obligations(5)	129,193	79,404	8,489	39,955	1,345
Preferred stock redemptions(6)	223,981	223,981	—	—	—

Total contractual cash obligations	$1,847,192	$1,664,895	$57,486	$78,831	$45,980

Other Commercial Commitments:

	Total	Amount of Commitment Expiration Per Period
	Amounts
	Committed	1 Year	2-3 Years	4-5 Years	After 5 Years

Standby letters of credit and guarantees(7)	$7,305	$4,925	$—	$—	$2,380

(1)	Pursuant to Section 365 of the Bankruptcy Code, Loral and its Debtor subsidiaries may reject or assume prepetition executory contracts and unexpired leases, and parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court which will be addressed in the context of the Chapter 11 Cases. The above table includes amounts that are subject to compromise under a plan of reorganization, including: all of our debt and preferred stock, and certain of our operating leases, unconditional purchase obligations and other long-term obligations. See Note 10 to the financial statements for further detail on liabilities subject to compromise.

(2)	Represents cash obligations for principal payments and the difference in the carrying value and principal amount for Loral Orion’s 10% senior notes that was amortized over the life of the notes. As a result of our Chapter 11 filing on July 15, 2003, all of our prepetition debt obligations were accelerated. While we continued to pay interest on our secured bank debt through March 2004, we stopped accruing and paying interest on all of our senior unsecured notes with an aggregate principal amount of $1.049 billion. This has significantly reduced our cash interest payments. See Note 10 to the financial statements for further detail on our debt obligations.

(3)	Represents future minimum payments under operating leases with initial or remaining terms of one year or more, net of sub-lease rentals of $0.8 million.

(4)	SS/ L has entered into various purchase commitments with suppliers due to the long lead times required to produce purchased parts and launch vehicles.

(5)	Primarily represents vendor financing related amounts owed to subcontractors and amounts due to APT representing Loral’s share of the project cost of Telstar 18.

(6)	In August 2002, our Board of Directors approved a plan to suspend indefinitely the future payment of dividends on our two series of preferred stock. Accordingly, we have deferred the payments of quarterly dividends due on our Series C and Series D preferred stock. We stopped accruing dividends on our two series of preferred stock on July 15, 2003 in our financial statements, as a result of our Chapter 11 filing. As a result of the adoption of SFAS 150 on July 1, 2003, we reclassified our preferred stock to liabilities from shareholders’ deficit at June 30, 2003 and the related dividends have been included in interest expense since the adoption of SFAS 150 (see Note 3 to the financial statements).

(7)	Letters of credit have a maturity of one year and are renewed annually.

Net Cash Provided by Continuing Operating Activities
      Net cash provided by continuing operating activities for 2004 was $35 million. This was primarily due to an increase in customer advances of $35 million from new satellite programs receipts and a decrease of contracts-in-process of $29 million primarily resulting from net collections on customer contracts, which was offset by the net loss adjusted for non-cash items of $59 million.
      Net cash provided by continuing operating activities for 2003 was $143 million, due primarily to (i) a $61 million decrease in long-term receivables arising from the accelerated collection of orbital receivables, (ii) a $41 million increase in accounts payable due primarily to the timing of satellite related payments, including the start up of the three new satellite programs in the fourth quarter of 2003 and unpaid prepetition liabilities, (iii) a $28 million decrease in other current assets and other assets primarily resulting from a decrease in prepaid insurance and pension costs recorded in 2003, (iv) a $36 million decrease in contracts-in-process primarily resulting from net collections on customer contracts, (v) a $39 million increase in customer advances primarily due to the start up of the three new satellite programs in the fourth quarter of 2003 and (vi) a $26 million decrease in deposits primarily arising from the assignment of launch vehicles to satellite programs. These factors were offset by the net loss as adjusted for non-cash items of $94 million.

Net Cash Provided by Discontinued Operations
      Represents the net cash provided from the operations of the North American satellites and related equipment sold.

Net Cash Provided By (Used in) Investing Activities
      Net cash provided by investing activities was $912 million for 2004, primarily resulting from the $954 million of proceeds from the sale of our North American satellites and related assets, net of expenses, offset by capital expenditures for continuing operations of $25 million and capital expenditures for discontin-

ued operations of $11 million, mainly for the construction of satellites, and investments in and advances to affiliates of $6 million, primarily for XTAR.
      Net cash used in investing activities was $150 million for 2003, primarily reflecting capital expenditures for continuing operations of $115 million and capital expenditures for discontinued operations of $61 million, mainly for the construction of satellites, and investments in and advances to affiliates of $19 million (primarily for XTAR), offset by proceeds of $46 million from the sale of Sirius common stock.

Net Cash (Used in) Provided by Financing Activities
      Net cash used in financing activities was $967 million in 2004, resulting from our repayment of our secured bank debt, primarily with the proceeds from the sale of the North America satellites and related assets.
      Net cash provided by financing activities in 2003 was $1 million, primarily due to net borrowings under revolving credit facilities of $71 million, offset by debt amortization payments of $70 million (including $31 million of interest payments on our 10% senior notes) and payment of bank amendment costs of $5 million.

Other
      During 2004, we contributed $13.3 million to the qualified pension plan. During 2005, based on current estimates, we expect to contribute approximately $13 million to the qualified pension plan and expect to fund approximately $5 million for other employee postretirement benefit plans.

Affiliate Matters
      Loral has made certain investments in joint ventures in the satellite services business that are accounted for under the equity method of accounting. See Note 8 to the financial statements and Commitments and Contingencies in this Management’s Discussion and Analysis of Results of Operations and Financial Condition for further information on affiliate matters.
      Our consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in millions).

	Years Ended December 31,

	2004	2003	2002

Revenues	$7.8	$27.7	$79.6
Elimination of Loral’s proportionate share of losses (profits) relating to affiliate transactions	2.4	4.4	(10.9)
(Losses) profits relating to affiliate transactions not eliminated	(1.9)	(3.6)	9.9
      Our revenues from affiliates have declined from 2002 to 2004, primarily because satellite construction programs are nearing completion. We expect that revenues from affiliates will continue to decline for the foreseeable future.
Commitments and Contingencies
      Our business and operations are subject to a number of significant risks, the most significant of which are summarized below.

I.	Financial Risk Factors
We filed for bankruptcy protection on July 15, 2003 and are subject to its associated risks and uncertainties.
      The Chapter 11 Cases could adversely affect relationships with our customers, suppliers and employees. This in turn could adversely affect the going concern value of the business and of its assets, particularly if the Chapter 11 Cases are protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond to certain market events or take advantage of certain market opportunities, and, as a result, our operations could be materially adversely affected.
      As a result of the Chapter 11 Cases, all remaining $1.049 billion principal amount of our debt has been accelerated. During the pendency of the Chapter 11 Cases, we have not paid, and will not pay, interest on our prepetition unsecured debt. Although we and our Debtor Subsidiaries have filed a plan of reorganization and a disclosure statement, objections to our motion for approval of the disclosure statement were filed by certain stockholders and creditors. We are currently negotiating with our creditors in an effort to reach a consensual plan of reorganization, but there can be no assurance that such negotiations will be successful. In any event, regardless of whether the negotiations are successful, it is likely that we will further amend our plan of reorganization and that distributions to certain creditors under such amended plan will be significantly different from those contemplated by the plan of reorganization that is currently on file. There can be no assurance that we will be able to propose a plan, obtain Bankruptcy Court approved of any plan we propose, obtain acceptances from the number of creditors necessary to confirm a plan, or actually confirm and consummate a plan.
      Our proposed plan of reorganization provides that our common and preferred stock will be eliminated entirely, with the result that common and preferred stockholders will receive no distribution.
Our emergence from Chapter 11 reorganization depends on the success of our business plan and our ability to generate enough cash to pay our obligations and fund our operations.
      We are reorganizing around our remaining fleet of international satellites and our satellite manufacturing operations. As discussed in Item 1, Business — Overview of this Annual Report on Form 10-K, we operate in highly competitive markets. Our overall financial condition and outstanding debt, and that of our subsidiaries, are factors that potential customers will consider prior to contracting for satellite services or making a satellite procurement decision. In particular, SS/ L has experienced difficulties in obtaining orders from customers that it might otherwise have been awarded due to the Chapter 11 Cases. Our success depends on our ability to respond to our customers’ financial concerns and perform on a cost-effective and timely basis.
      We have filed an insurance claim for $250 million with respect to the constructive total loss of the Telstar 14/ Estrela do Sul-1 satellite. Our business plan assumes timely receipt of these proceeds. Until the claim process with the insurers has been completed, however, there can be no assurance as to the amount of proceeds that we will receive or when they will be received. If we do not receive substantially all of the proceeds in a timely manner, our financial condition would be materially and adversely affected, and our reorganization process may be adversely affected. Without receipt of the insurance proceeds or other financing, we believe that Loral as a whole has sufficient cash to operate through the end of August 2005.
      Although our cash is mostly unrestricted, it resides in different Debtor Subsidiaries and we are not able to move cash freely between or among certain of our Debtor Subsidiaries without Bankruptcy Court approval. Accordingly, one or more of our Debtor Subsidiaries may not have sufficient cash to operate while another Debtor Subsidiary may have surplus cash. In particular, if SS/ L does not receive a significant portion of the EDS insurance proceeds during the second quarter of 2005, SS/ L will need additional cash to operate, which it must obtain either from other Debtor Subsidiaries or third parties. There can be no assurance that SS/ L will be able to obtain the funds it requires.
      Two contracts that SS/ L has entered into recently provide that SS/ L’s customer may defer milestone payments otherwise due until after SS/ L emerges from bankruptcy. Accordingly, SS/ L expects to incur, through June 30, 2005, costs of approximately $33 million in performance on these contracts without corresponding payments and expects to have vendor termination liability exposure of approximately $12 million.

If SS/ L has not emerged from bankruptcy by June 30, 2005, SS/ L will incur additional costs in performing on these contracts which will further increase its cash needs during the pendency of the Chapter 11 Cases.
Our plan of reorganization contains conditions that will restrict our ability to raise funds after emergence.
      Our plan of reorganization contemplates that the new satellite services division will issue secured debt obligations. Although the terms of these notes have not yet been finalized, the indebtedness likely will be governed by an indenture with covenants that will restrict our ability to incur additional debt or access the capital markets. Our inability to raise funds will adversely affect our ability to expand or replace our existing satellite fleet.
There may be certain tax implications upon our emergence from Chapter 11 reorganization.
      As of December 31, 2004, our U.S. subsidiaries had net operating loss carryforwards, or NOLs, of approximately $1.4 billion that can be used to offset future taxable income. Our ability to use these NOLs, however, may be impaired in the future, depending upon various factors relating to our plan of reorganization such as how creditor claims are satisfied, how the equity interests in the reorganized company are distributed, the extent of any capital infusion by new investors, and our value and level of debt at the time we emerge from bankruptcy, which cannot be fully determined at this time. Moreover, if it is determined that an “ownership change” occurred in the three-year period preceding our emergence from bankruptcy, future use of these NOLs would be severely limited. An ownership change would be triggered if shareholders owning 5% or more of our total equity value change their holdings during this three-year period by more than 50% in the aggregate. On August 22, 2003, the Bankruptcy Court entered an order to assist us in protecting our NOLs by establishing procedures that require certain proposed acquirers of our securities to notify us about a prospective acquisition, thus giving us an opportunity to file an objection with the Bankruptcy Court if we deem necessary. There is no guarantee that the Bankruptcy Court will rule in our favor in the event of a dispute between a proposed acquirer and us. A ruling against us could jeopardize a substantial portion of our NOLs.

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
      For example, on January 10, 2004, Loral’s Telstar 14/ Estrela do Sul-1 communications satellite was launched by Boeing Sea Launch, but only partially deployed its North solar array. Although insured for partial and total losses up to a maximum of $250 million, the failed solar array deployment has resulted in only 15 of the satellite’s 41 Ku-band transponders currently being available to customers and a life expectancy of only seven years as compared to a design life of 15 years. This reduced capacity and life will impact the roll out of our Brazilian business and will reduce operating revenues pending construction of a replacement satellite.
After launch, our satellites remain vulnerable to in-orbit failures which may result in reduced revenues and profits and other financial consequences.
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
Some satellites built by SS/ L, including three satellites operated by subsidiaries or affiliates of Loral, have experienced minor losses of power from their solar arrays.
      Eighteen satellites built by SS/ L have experienced minor losses of power from their solar arrays. None of these, however, has exhibited any performance problems but there can be no assurance that one or more will not experience an additional power loss that could lead to a loss of transponder capacity and performance degradation. A partial or complete loss of a satellite could result in a loss of orbital incentive payments to SS/ L and a loss of revenues and profits for Loral Skynet or other affiliates. SS/ L has instituted remedial measures to prevent similar anomalies from occurring on satellites under construction or in development. For further details see Note 17 to the financial statements.
Some satellites built by SS/ L have the same design as another SS/ L-built satellite that has experienced a partial failure.
      In November 2004, Intelsat Americas 7 (formerly Telstar 7) experienced an anomaly which caused it to completely cease operations for several days before it was partially recovered. Four other satellites manufactured by SS/ L have designs similar to Intelsat Americas 7 and, therefore, could be susceptible to similar anomalies in the future. A partial or complete loss of a satellite could result in a loss of orbital incentive payments to SS/ L.
It may be difficult to obtain full insurance coverage for satellites that have, or are part of a family of satellites that has, experienced problems in the past.
      We normally insure the on-orbit performance of the satellites in our satellite services segment. Typically such insurance is for one year subject to renewal. We cannot assure that, upon the expiration of an insurance policy, we will be able to renew the policy on terms acceptable to us. Insurers may require either exclusions of certain components or may place similar limitations on coverage in connection with insurance renewals for such satellites in the future. An uninsured loss of a satellite would have a material adverse effect on our financial performance. For further details see Note 17 to the financial statements.
Like other satellite operators, we are faced with increased launch and in-orbit insurance premiums and shorter coverage periods.
      Insurers also have made more stringent the coverage terms of our launch and in-orbit insurance. At the same time, the cost of obtaining this insurance has increased significantly. While these developments in the insurance industry have increased our cost of doing business, there can be no assurance that we will be able to pass the cost on to our customers. For further details see Note 17 to the consolidated financial statements.
Our satellite services businesses compete with other providers for market share and customers.
      We face significant competition in the transponder leasing business from companies such as PanAmSat, SES Global, New Skies, Intelsat and Eutelsat, many of which are larger and better capitalized. Competition may cause downward pressure on prices and may result in the reduced utilization of our fleet capacity, both of which may have an adverse effect on our financial performance.
      Furthermore, as a result of the sale of our North American fleet to Intelsat in March 2004, we are prohibited, subject to certain exceptions, until March 17, 2006, from engaging in the following activities:

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
      As land-based telecommunications services expand and become more sophisticated, demand for some satellite-based services may be reduced. New technology could render satellite-based services less competitive by satisfying consumer demand in other ways. We also compete for local regulatory approval in places where more than one provider may want to operate, and for scarce frequency assignments and fixed orbital positions.
The satellite manufacturing market continues to be highly competitive.
      SS/ L competes with several large, well-capitalized companies such as: Boeing and Lockheed Martin in the United States, and Alcatel Alenia Space and Astrium in Europe. In recent years the level of commercial awards per year has declined from the level of several years ago. In 2004, 2003 and 2002, 15, 19 and seven orders, respectively, were placed for commercial satellites of which only six, 16 and one were subject to a competitive bidding process. This compares to approximately 25 to 30 awards across the industry in each of 2001 and 2000. U.S. satellite manufacturers also must contend with export control regulations that put them at a disadvantage when competing for foreign customers. SS/ L, which had not won an order since December 2001, received orders for the construction of six satellites between October 2003 and February 2005. If SS/ L is not successful in sustaining a similar order rate and increasing its backlog this year and beyond, our financial performance would be materially and adversely affected.
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
      SS/ L’s major contracts are primarily firm fixed-price contracts under which work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred. While cost savings under these fixed-price contracts result in gains to SS/ L, cost increases result in losses, borne solely by SS/ L. Under such contracts, SS/ L may receive progress payments, or it may receive partial payments upon the occurrence of certain program milestones. Moreover, some of SS/ L’s customers are start-up companies, and there can be no assurance that these companies will be able to fulfill their payment obligations under their contracts with SS/ L.
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
      Some of SS/ L’s contracts call for in-orbit delivery, transferring the launch risk to SS/ L. SS/ L generally insures against that exposure. In addition, some of SS/ L’s contracts provide that SS/ L may be liable to a customer for penalty payments under certain circumstances, including late delivery or that a portion of the price paid by the customer is subject to “warranty payback” in the event satellite anomalies were to develop (see Note 17 to the financial statements). These contingent liabilities are not insured by SS/ L.
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

      Failure to successfully coordinate our satellites’ frequencies or to resolve other required regulatory approvals could have an adverse effect on our consolidated financial position and our results of operations. For further details, see Note 17 to the financial statements.
We face risks in conducting business internationally.
      For the year ended December 31, 2004, approximately 42% of our revenue was generated from customers outside of the United States. We could be harmed financially and operationally by changes in foreign regulations and telecommunications standards, tariffs or taxes and other trade barriers. Almost all of our contracts with foreign customers require payment in U.S. dollars, and customers in developing countries could have difficulty obtaining U.S. dollars to pay us due to currency exchange controls and other factors. Exchange rate fluctuations may adversely affect the ability of our customers to pay us in U.S. dollars. If we need to pursue legal remedies against our foreign business partners or customers, we may have to sue them abroad where it could be difficult for us to enforce our rights.
We share control of our affiliates with third parties.
      As a result, we do not have control over management of these entities. The rights of these third parties and fiduciary duties under applicable law could result in others acting or omitting to act in ways that are not in our best interest. To the extent that these entities are or become customers of SS/ L, these conflicts could become acute. For example, Hisdesat enjoys certain approval rights in XTAR, our X-band joint venture.
We rely on key personnel.
      We need highly qualified personnel. Except for Bernard L. Schwartz, our Chairman and Chief Executive Officer, none of our officers has an employment contract nor do we maintain “key man” life insurance. The departure of any of our key executives could have an adverse effect on our business.

III.	Other Risks
      Litigation and disputes. We are involved in a number of ongoing lawsuits. For further details see Item 3, Legal Proceedings of this Annual Report on Form  10-K. In addition, we are involved in a number of disputes which might result in litigation. For example, we have brought an adversary proceeding against International Launch Services in the Bankruptcy Court seeking recovery of $37.5 million of deposits held by ILS. ILS has filed counterclaims in which it is seeking to recover damages, in an unspecified amount, as a result of our alleged failure to assign to ILS two satellite launches and $38 million in lost revenue due to our alleged failure to comply with a contractual obligation to assign to ILS the launch of another satellite. For further details, see Note 17 to the financial statements. If any of these lawsuits or disputes are decided against us it could have a material adverse affect on our financial condition and our results of operation.
      Globalstar. In April 2003, one of Globalstar’s creditors filed a motion seeking reconsideration of court approval of an agreement (the “Settlement Agreement”) between Loral and Globalstar and Globalstar’s official creditor’s committee in which, among other things, Globalstar granted to Loral, subject to certain conditions, a general release of all claims Globalstar might have against Loral. The court denied this motion for reconsideration in May 2003, and, in June 2003, the creditor filed with the Federal Appeals Court a notice of appeal of the court’s order approving the Settlement Agreement. Although the Company believes that the appeal, which is currently pending, is without merit, no assurance can be given in this regard or as to what relief, if any, might be granted in the event the appeal were to be successful.
      Shareholder Rights. Since we are a Bermuda company, the principles of law that govern shareholder rights, the validity of corporate procedures and other matters are different from those that would apply if we were a U.S. company. For example, it is not certain whether a Bermuda court would enforce liabilities against us or our officers and directors based upon United States securities laws either in an original action in Bermuda or under a United States judgment. Bermuda law giving shareholders the right to sue directors is less developed than in the United States and may provide shareholders fewer rights.

Other Matters

Accounting Pronouncements
      We adopted certain new accounting pronouncements. See Consolidated Operating Results — Cumulative Effect of Change in Accounting Principle above and Note 3 to the financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency
      Upon filing Chapter 11, SS/ L’s hedges with counterparties (primarily yen denominated forward contracts) were cancelled, leaving SS/ L vulnerable to foreign currency fluctuations in the future. The inability to enter into forward contracts exposes SS/ L’s future revenues, costs and cash associated with anticipated yen denominated receipts and payments to currency fluctuations. As of December 31, 2004, SS/ L had the following amounts denominated in Japanese Yen (which have been translated into U.S. dollars based on the December 31, 2004 exchange rate) that were unhedged (in millions):

	Japanese Yen	U.S.$

Future revenues	¥1,770	$17.2
Future expenditures	114	1.1
Contracts-in-process (unbilled receivables)	1,467	14.2
      At December 31, 2004, SS/ L also had future expenditures in EUROs of 78,000 ($106,000 U.S.) that were unhedged.

Interest
      As a result of our Chapter 11 filing, all remaining $1.049 billion principal amount of our unsecured debt obligations at December 31, 2004 was accelerated and is included in liabilities subject to compromise.
      As of December 31, 2003, our primary interest rate exposure was from loss of earnings and cash flow that could result from the movement in market rates on our bank debt of $967 million, which had a blended interest rate of 5.47% and was repaid in full in March 2004. As a result of our Chapter 11 filing, all $2.2 billion principal amount of our debt at December 31, 2003 was accelerated and was included in liabilities subject to compromise.
      As of December 31, 2004, the carrying value of our debt obligations was $1.3 billion and its fair value was $475 million. As of December 31, 2003, the carrying value of our long-term debt was $2.2 billion and its fair value was $1.7 billion. The fair value of our debt obligations is based on the carrying value for those obligations that have short-term variable interest rates on the outstanding borrowings and quoted market prices for obligations with long-term or fixed interest rates. As of December 31, 2003, the fair value for the Loral Orion 11.25% and 12.5% senior notes was based on the quoted market price of the Loral Orion 10% senior notes, as there was no active market for those senior notes. Approximately $214 million of the difference between the carrying amount and the fair value of our debt obligations as of December 31, 2004 and 2003, is attributable to the accounting for the Loral Orion exchange offers (see Note 10 to the financial statements).

Item 8.	Financial Statements and Supplementary Data
      See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2004, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.

Changes in Internal Controls Over Financial Reporting
      There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
      Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      To the Shareholders of Loral Space & Communications Ltd. (a Debtor In Possession)
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Loral Space & Communications Ltd. (a Bermuda Company) and its subsidiaries (collectively, the “Company”) (a Debtor In Possession) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs which indicate that (1) the Company has classified certain of its operations as discontinued

operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and (2) the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code and that (i) the consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings and (ii) the aforementioned matter, among others, raises substantial doubt about its ability to continue as a going concern.
/s/ DELOITTE & TOUCHE LLP
New York, NY
March 14, 2005

PART III

Item 10.	Directors and Executive Officers of the Registrant
Directors
      The following sets forth information concerning Loral’s directors as of March 1, 2005.

Bernard L. Schwartz

Age:	79
Director Since:	1996
Business Experience:	Mr. Schwartz is Chairman of the Board of Directors and Chief Executive Officer of the Company.
Other Directorships:	First Data Corp., K&F Industries, Inc. and Satélites Mexicanos, S.A. de C.V. Trustee of NYU Medical Center and Health System, Thirteen/WNET Educational Broadcasting Corporation and the Baruch College Fund.

Robert B. Hodes

Age:	79
Director Since:	1996
Business Experience:	Mr. Hodes is counsel to Willkie Farr & Gallagher LLP, a law firm in New York, N.Y., and, until 1996, was a partner in and co-chairman of that firm.
Other Directorships:	LCH Investments, N.V., Mueller Industries, Inc., The National Philanthropic Trust, and R.V.I. Guaranty Ltd.

Gershon Kekst

Age:	70
Director Since:	1996
Business Experience:	Mr. Kekst is President of Kekst and Company Incorporated, a strategic corporate and financial communications (consulting) firm.

Charles Lazarus

Age:	81
Director Since:	1996
Business Experience:	Mr. Lazarus is Chairman Emeritus of Toys “R” Us, Inc.

Sally Minard

Age:	62
Director Since:	2002
Business Experience:	Ms. Minard is co-chair of the Womens’ Leadership Forum of the Democratic National Committee in New York State. She was co-founder and CEO of Lotas Minard Patton McIver, an advertising communications firm in New York, N.Y., from 1986-1999.
Other Directorships:	American Red Cross (NY), Metropolitan Museum of Art, NARAL Pro-Choice New York Foundation, The New School and The New York Women’s Agenda.

Malvin A. Ruderman

Age:	77
Director Since:	1996
Business Experience:	Dr. Ruderman is the Centennial Professor of Physics at Columbia University in New York, N.Y. He has been a member of the Board of Trustees of the Institute for Advanced Study and of Associated Universities, Inc.

E. Donald Shapiro

Age:	73
Director Since:	1996
Business Experience:	Mr. Shapiro has been The Joseph Solomon Distinguished Professor of Law at New York Law School since 1983 and Dean Emeritus since 2000 and was previously Dean/Professor of Law (1973-1983).
Other Directorships:	Frequency Electronics, Inc., Kramont Realty Trust, nStor, Inc. and Vasomedical, Inc.

Arthur L. Simon

Age:	73
Director Since:	1996
Business Experience:	Mr. Simon is an independent consultant. Previously, he was a partner at Coopers & Lybrand L.L.P., Certified Public Accountants, from 1968 to 1994.
Other Directorships:	L-3 Communications Corporation

Daniel Yankelovich

Age:	80
Director Since:	1996
Business Experience:	Mr. Yankelovich is Chairman of DYG, Inc., a market, consumer and opinion research firm in New York, N.Y. He is also Chairman of Viewpoint Learning, Inc., a consulting firm based in San Diego, CA.

Eric J. Zahler

Age:	54
Director Since:	2001
Business Experience:	Mr. Zahler has been President and Chief Operating Officer of the Company since February 2000. Previously, he was Executive Vice President of the Company since October 1999, Senior Vice President, General Counsel and Secretary of the Company since February 1998 and Vice President, General Counsel and Secretary of the Company since 1996.
Other Directorships:	Satélites Mexicanos, S.A. de C.V. and EasyLink Services Corporation.
      In addition to the Chapter 11 Cases commenced on July 15, 2003 by Loral and certain of its subsidiaries (see Item 1 of this Annual Report on Form 10-K), on February 15, 2002, Globalstar and certain of its subsidiaries, Loral/ Qualcomm Satellite Services, L.P., the managing general partner of Globalstar, its general partner, Loral/ Qualcomm Partnership, L.P., and certain of Loral’s subsidiaries that serve as general partners of Loral/ Qualcomm Partnership, L.P. filed voluntary petitions with the Delaware bankruptcy court. Messrs. Schwartz and Zahler either currently serve or have previously served as executive officers of these general partner entities and Globalstar and certain of its subsidiaries.
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

Audit Committee
      The Board of Directors has a standing Audit Committee, the members of which are Messrs. Ruderman, Shapiro and Simon. The Board of Directors has determined that Mr. Simon meets the requirements of a financial expert within the meaning of Section 401(h) of Regulation S-K because of, among other things, Mr. Simon’s business experience as a former partner of Coopers & Lybrand L.L.P., Certified Public Accountants. The Board of Directors has further determined that Mr. Simon is independent, within the meaning of Schedule 14A under the Exchange Act.
Executive Officers of the Registrant
      The following table sets forth information concerning the executive officers of Loral as of March 1, 2005.

Name	Age	Position

Bernard L. Schwartz	79	Chairman of the Board of Directors and Chief Executive Officer since January 1996.
Eric J. Zahler	54	Director since July 2001 and President and Chief Operating Officer since February 2000. Prior to that, Executive Vice President since October 1999. Prior to that, Senior Vice President, General Counsel and Secretary since February 1998 and Vice President, General Counsel and Secretary since April 1996
Richard J. Townsend	54	Executive Vice President and Chief Financial Officer since March 2003. Prior to that, Senior Vice President and Chief Financial Officer since October 1998.
Robert E. Berry	76	Senior Vice President since November 1996 and Chairman of Space Systems/Loral since September 1999. Prior to that, President of Space Systems/Loral since 1990.
Laurence D. Atlas	47	Vice President, Government Relations — Telecommunications since May 1997.
Jeanette H. Clonan	56	Vice President — Communications and Investor Relations since December 1996.
C. Patrick DeWitt	58	Vice President. President of Space Systems/Loral since November 2001. Prior to that, Executive Vice President of Space Systems/Loral since 1996.
Stephen L. Jackson	63	Vice President — Administration since March 1997.
Avi Katz	46	Vice President, General Counsel and Secretary since November 1999. Prior to that, Vice President, Deputy General Counsel and Assistant Secretary since February 1998.
Russell R. Mack	50	Vice President — Business Ventures since February 1998.
Richard P. Mastoloni	40	Vice President and Treasurer since February 2002. Prior to that, Vice President since September 2001 and Assistant Treasurer since August 2000. Prior to that, Director of Corporate Finance since August 1997.
Harvey B. Rein	51	Vice President and Controller since April 1996.
Janet T. Yeung	40	Vice President, Deputy General Counsel and Assistant Secretary since February 2000. Prior to that, Associate General Counsel and Assistant Secretary since November 1999. Prior to that, Associate General Counsel since February 1998.
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
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act, requires our executive officers, directors and persons who own more than 10% of our common stock, to file reports with the Securities and Exchange Commission. Based solely on a review of the copies of such reports furnished to us and on written representations from certain reporting persons that no Form 5 was required for such persons, Loral believes that during 2004, all executive officers, directors and persons who own more than 10% of Loral’s common stock timely filed all such reports as required to be filed under Section 16(a) of the Exchange Act, except two reports were not timely filed by Stephen Jackson and one report was not timely filed by Malvin Ruderman to report the sales of common stock.
Code of Ethics
      The Company has adopted a Code of Ethics for all of its employees, including all of its executive officers. This Code of Ethics is available on Loral’s web site at www.loral.com. Any amendments or waivers to this Code of Ethics with respect to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) will be posted on such web site. One may also obtain, without charge, a copy of this Code of Ethics by contacting our Investor Relations Department at (212) 338-5347.

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

								Long Term
								Compensation
		Annual Compensation
										Securities
						Other		Restricted		Underlying
Name &						Annual		Stock		Stock	All Other
Principal Position	Year	Salary		Bonus		Compensation		Awards		Options	Compensation(a)

Bernard L. Schwartz,
Chairman of the Board of	2004	$1,518,767	(b)	$0						0	$32,380
Directors and Chief	2003	$292,150	(b)	$0		$42,763	(c)			0	$32,200
Executive Officer	2002	$1,744,576		$0						25,000	$261,648
Eric J. Zahler, President	2004	$1,142,308		$480,000						0	$191,626
and Chief Operating	2003	$1,000,000		$400,000						0	$53,946
Officer	2002	$1,000,000		$225,000						16,250	$53,346
Richard J. Townsend,
Executive Vice President	2004	$838,462		$360,000						0	$131,615
and Chief Financial	2003	$770,000		$360,000						0	$21,435
Officer	2002	$640,673		$150,000						15,000	$20,835
C. Patrick DeWitt, Vice
President and President	2004	$447,435		$271,109						0	$130,446
of Space Systems/	2003	$426,675		$0	(d)					0	$7,197
Loral, Inc.	2002	$363,462		$250,000		$148,269	(e)	$152,000	(f)	0	$7,194
Avi Katz, Vice President,	2004	$420,390		$170,000						0	$66,726
General Counsel and	2003	$400,404		$150,000						0	$15,921
Secretary	2002	$369,154		$135,000						0	$15,321

(a)	For 2004, includes annual Board of Directors fee in the amount of $25,000 to each of Messrs. Schwartz and Zahler and Company matching contributions to the Savings Plan in the amount of $7,380 for each of Messrs. Schwartz, Zahler, Townsend and Katz and $5,446 for Mr. DeWitt and the value of supplemental life insurance premiums in the amounts of $21,746, $14,235 and $8,721 for Messrs. Zahler, Townsend and Katz, respectively. Also includes payments of $137,500, $110,000, $125,000 and $50,625 to Messrs. Zahler, Townsend, Dewitt, and Katz, respectively, under the Company’s Key Employee Retention Plan (“KERP”) approved by the Bankruptcy Court in December 2003.

(b)	At Mr. Schwartz’s request, the Compensation Committee of the Board of Directors agreed to amend his employment agreement to provide for no base salary for the twelve-month period commencing March 1, 2003. Salary paid in 2003 is for the period of January 1, 2003 through February 28, 2003. Salary paid in 2004 is for the period March 1, 2004 through December 31, 2004.

(c)	Represents the aggregate incremental cost to Loral for use of Loral’s corporate jet by Mr. Schwartz.

(d)	Mr. DeWitt received $125,000 payment under the KERP in 2004 in lieu of his 2003 bonus.

(e)	Consists of $146,150 for Mr. DeWitt for a tax gross-up on his restricted stock award and the Company’s Medicare match on this income of $2,119.

(f)	Represents the market value of 40,000 shares of restricted stock granted to Mr. DeWitt on December 18, 2002. Such shares had a market value of $6,800 based on the closing price of Loral’s common stock at December 31, 2004. The restrictions lapse on the third anniversary of the date of grant. This is the only restricted stock grant that has been awarded to Mr. DeWitt and represents his entire restricted stock holdings at December 31, 2004.
Employment Contracts, Change in Control and Other Compensation Arrangements
      Mr. Schwartz is compensated pursuant to an employment agreement with Loral SpaceCom. This agreement, which expires on April 5, 2006, provides for a minimum annual base salary, to be increased each year by the percentage change in a specified consumer price index, plus such other annual increases as the Board of Directors or the Compensation Committee may grant from time to time. At Mr. Schwartz’s request, the Compensation Committee agreed to amend his employment agreement to provide for no base salary for the twelve-month period commencing March 1, 2003. Effective March 1, 2004, Mr. Schwartz resumed receiving a base salary in accordance with his employment agreement.
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
      Prior to 2004, Loral SpaceCom established a Supplemental Life Insurance Plan for certain key employees including Messrs. Schwartz, Zahler, Townsend, DeWitt and Katz. For Messrs. Zahler, Townsend, DeWitt and Katz, the Plan is funded with “universal” life insurance policies with death benefit amounts of $1,500,000, $1,000,000, $250,000 and $1,000,000, respectively.
      Mr. Schwartz’s Plan was funded with two “universal” life insurance policies, one with a death benefit of $500,000 (the “Policy”) and one with a death benefit of $22,000,000 (the “Split-Dollar Policy”). The Split-Dollar Policy was subject to a split-dollar agreement between Loral SpaceCom and the trustees of a life insurance trust (the “Trustees”) established by Mr. Schwartz (the “Life Insurance Trust”). Loral SpaceCom suspended payments under both the Policy and the Split-Dollar Policy in 2002 and 2003 as a result of uncertainty as to whether such payments might be prohibited by the terms of the Sarbanes-Oxley Act, and, in 2004, Mr. Schwartz agreed that Loral SpaceCom would not be required to make further payments thereunder. Instead, the Life Insurance Trust paid a total of approximately $1,300,000 in premium payments on the Split-Dollar Policy in 2003 and 2004, funded through loans and gifts from Mr. Schwartz. Prior to suspending payments, Loral had paid approximately $1,800,000 in premiums under the Split-Dollar Policy. In May 2004, Loral and the Life Insurance Trust sold the Split-Dollar Policy and shared the net proceeds in proportion to the premiums they had each paid, with Loral receiving $635,400.
      In November and December 2003, the Bankruptcy Court approved a Key Employee Retention Program for SS/ L and Skynet, and the Company, respectively, in which, among others, Messrs. Zahler, Townsend, DeWitt and Katz are eligible to participate. The KERP provides that, in addition to the Company’s standard severance arrangements, if Messrs. Zahler, Townsend and Katz are terminated without cause during Loral’s Chapter 11 Case, they will be entitled to a severance payment of up to 175% of their 2003 base salary. With respect to Mr. DeWitt, the KERP provides that, if he is terminated without cause during the Chapter 11 Cases, he would be entitled to a severance payment (inclusive and in lieu of severance amounts payable under SS/ L’s existing severance policy) of 100% of his 2003 base salary. Mr. Schwartz does not participate in the KERP.
      In connection with the KERP, Messrs. Zahler, Townsend, DeWitt and Katz have waived their rights and released the Company from any and all claims they might have under the employment protection agreements they had previously entered into with the Company.
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

Option Exercises and Year-End Value Table
      The following table presents the year-end values of options held by the NEOs. None of the NEOs exercised options during 2004. The Company granted no stock options in 2004.

	Number of Securities		Value of Unexercised In-the-
	Underlying Unexercised		Money Options at Fiscal
	Options at Fiscal Year-End		Year-End

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Bernard L. Schwartz	718,000	0	0	0
Eric J. Zahler	93,750	0	0	0
Richard J. Townsend	62,500	0	0	0
C. Patrick DeWitt	34,945	0	0	0
Avi Katz	18,840	0	0	0
Pension Plan
      Loral maintains a defined benefit pension plan and trust (the “Pension Plan”) that is qualified under Section 401(a) of the Internal Revenue Code. The Pension Plan provides retirement benefits for eligible employees of Loral SpaceCom and Loral SpaceCom’s operating affiliates, including executive officers. Executive officers also participate in a supplemental executive retirement plan (the “SERP”) which provides supplemental retirement benefits to cover certain reductions in retirement benefits under the Pension Plan that are caused by various limitations imposed by the Internal Revenue Code. The benefit formulas differ by operating affiliate. Compensation used in determining benefits under the Pension Plan and SERP includes annual salary and bonus for executives employed by Loral SpaceCom and annual salary only for employees of SS/ L. Compensation is the same salary and bonus as disclosed in the summary compensation table except for employees of SS/ L. For these employees, the salary on December 31 is annualized and recognized as compensation for that year.
      The benefit formula for executive officers employed by Loral SpaceCom, such as Messrs. Schwartz, Zahler, Townsend and Katz, for the period ending December 31, 1996 will generally provide an annual benefit equal to the greater of (A) or (B), where (A) equals (i) 1.2% of compensation up to the Social Security Wage Base and 1.45% of compensation in excess of the Social Security Wage Base for each year prior to the calendar year in which a participant completes 15 years of employment, plus (ii) 1.5% of compensation up to the Social Security Wage Base and 1.75% of compensation in excess of the Social Security Wage Base for the calendar year in which the participant has completed 15 years of employment and for each year thereafter; and (B) equals (i) 1.2% of average annual compensation paid during 1992-1996 up to the 1996 Social Security Wage Base and 1.45% of average annual compensation paid during 1992-1996 in excess of the 1996 Social Security Wage Base for each year prior to the calendar year in which a participant completes 15 years of employment, plus (ii) 1.5% of average annual compensation paid during 1992-1996 up to the 1996 Social Security Wage Base and 1.75% of average annual compensation paid during 1992-1996 in excess of the 1996 Social Security Wage Base for the calendar year in which the participant has completed 15 years of employment and for each year thereafter. The benefit for periods subsequent to December 31, 1996 will be based on (A) above. The estimated credited years of service through December 31, 2004 for Messrs. Schwartz, Zahler, Townsend and Katz are 32.75, 12.75, 6.25 and 8.37, respectively.

      For executive officers employed by Space Systems/ Loral, such as Mr. DeWitt, the benefit formula for contributory service (in which a 1% post-tax contribution is required) provides an annual benefit equal to 1.3% of the final five year average salary times years of contributory service plus 0.45% of final five year average salary over 150% of the Social Security Covered Compensation for each year up to 35 years. The benefit formula for non-contributory service provides an annual benefit of $252 for each year of credited service. (See also the explanation and table below.) The estimated credited years of service through December 31, 2004 for Mr. DeWitt is 31.25. The following table shows the amounts of annual retirement benefits that would be payable at normal retirement for executives who are employed by Space Systems/ Loral. Benefits are shown for various rates of final average salary, assuming that employee contributions were made for the periods indicated.

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
Annual Benefits
      Effective April 1, 1997, under the minimum distribution rules prescribed by the Internal Revenue Code, Mr. Schwartz began receiving an annual benefit under the Pension Plan and SERP of $2,165,700, determined on a joint and 50% survivor basis. In connection with the Chapter 11 Cases and subject to Bankruptcy Court approval, effective March 1, 2004, Mr. Schwartz agreed to forego current payment of his SERP benefits but will retain a claim for such benefits which will be addressed in the context of the Chapter 11 Cases. The projected annual benefit under the Pension Plan and SERP upon retirement is $465,238 for Mr. Zahler, $276,436 for Mr. Townsend, $233,855 for Mr. Katz and $185,188 for Mr. DeWitt. These projected benefits have been computed assuming that (i) employment will be continued until normal retirement, (ii) current levels of creditable compensation and the Social Security Wage Base will continue without increases or adjustments throughout the remainder of the computation period, (iii) contributions will continue to be made toward a contributory benefit and (iv) payments will be made on a life annuity basis.
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

      The Company provides certain life insurance and medical benefits to certain non-employee directors. For 2004, the cost of the life insurance benefits was $14,553 for Mr. Kekst, $14,223 for Mr. Ruderman, $15,000 for Mr. Shapiro, $12,500 for Mr. Simon and $14,170 for Mr. Yankelovich, and the cost of life insurance and medical benefits was $48,331 for Mr. Hodes.
Indemnification of Directors and Officers
      The Company has purchased insurance from various insurance companies insuring the Company against obligations it might incur as a result of its indemnification of officers and directors for certain liabilities they might incur, and insuring such officers and directors for additional liabilities against which they might not be indemnified by the Company. The cost to the Company for the annual insurance premiums covering the period ending May 2005 was approximately $6,557,000. Pursuant to Bermuda law, the Company has entered into indemnity agreements with its directors and executive officers. These indemnity agreements are intended to provide the full indemnity protection authorized by Bermuda law.
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
      On July 15, 2003, Loral and certain of its subsidiaries filed voluntary petitions for reorganization under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York. We anticipate that, in any plan of reorganization ultimately confirmed by the Bankruptcy Court, our common and preferred stock will be eliminated entirely, with the result that common and preferred stockholders will receive no distribution. Such a plan of reorganization would be deemed a change in control of the Company.
      As of the date of this report, based upon filings made with the Securities and Exchange Commission, the Company is not aware of any persons who may be deemed beneficial owners of 5% or more of the outstanding shares of Loral’s common stock because they possessed or shared voting or investing power with respect to the shares of Loral’s common stock.
      The following table shows the number of shares of Loral’s common stock beneficially owned by the directors, the NEOs and all directors, NEOs and all other executive officers as a group as of March 1, 2005

(except as otherwise indicated). Individuals have sole voting and investment power over the stock unless otherwise indicated in the footnotes.

	Amount and Nature of Beneficial		Percent of
Name of Individual	Ownership (1)(2)		Class

Bernard L. Schwartz	1,111,925	(3)	2.5%
C. Patrick DeWitt	79,729	(4)	*
Robert B. Hodes	30,720	(5)	*
Avi Katz	24,394	(6)	*
Gershon Kekst	30,520	(7)	*
Charles Lazarus	28,520	(7)	*
Sally Minard	5,000	(8)	*
Malvin A. Ruderman	28,520	(7)	*
E. Donald Shapiro	28,520	(9)	*
Arthur L. Simon	32,520	(10)	*
Richard J. Townsend	70,047	(11)	*
Daniel Yankelovich	30,520	(7)	*
Eric J. Zahler	115,896	(12)	*
All directors, NEOs and other executive officers as a group (23 persons)	1,758,513	(13)	3.9%

*	Represents holdings of less than one percent.

(1)	Includes shares which, as of March 1, 2005, may be acquired within sixty days pursuant to the exercise of options (which shares are treated as outstanding for the purposes of determining beneficial ownership and computing the percentage set forth) and shares held for the benefit of named executive directors as of March 1, 2005 in the Loral Savings Plan (the “Savings Plan”).

(2)	Except as noted, all shares are owned directly with sole investment and voting power.

(3)	Includes 16,000 shares owned by Mr. Schwartz’s wife, 718,000 shares exercisable under the Stock Option Plans and 2,599 shares held in the Savings Plan.

(4)	Includes 40,000 shares of restricted stock, 34,945 shares exercisable under the Stock Option Plans and 3,184 shares held in the Savings Plan.

(5)	Consists of 2,000 shares held in Mr. Hodes’ IRA account, 200 shares held by Mr. Hodes’ minor children and 28,520 shares exercisable under the Stock Option Plans.

(6)	Includes 18,840 shares exercisable under the Stock Option Plans and 5,454 shares held in the Savings Plan.

(7)	Includes 28,520 shares exercisable under the Stock Option Plans.

(8)	Consists of 5,000 shares exercisable under the Stock Option Plans.

(9)	Consists of 28,520 shares exercisable under the Stock Option Plans.

(10)	Includes 2,975 shares held in Mr. Simon’s IRA account, 25 shares in his wife’s IRA account, 4,000 shares of Series C Preferred Stock convertible into 1,000 shares of common stock held in Mr. Simon’s IRA account and 28,520 shares exercisable under the Stock Option Plans.

(11)	Includes 2,500 shares of Series C Preferred Stock convertible into 625 shares of common stock, 62,500 shares exercisable under the Stock Option Plans and 2,872 shares held in the Savings Plan.

(12)	Includes 5,000 shares held in Mr. Zahler’s IRA account, 67,912 shares exercisable under the Stock Option Plans and 4,026 shares held in the Savings Plan.

(13)	Includes 6,500 shares of Series C Preferred Stock convertible into 1,625 shares of common stock, 1,263,065 shares exercisable under the Stock Option Plans and 41,607 shares held in the Savings Plan.

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
Equity Compensation Plan Not Approved by Security Holders: 2000 Stock Option Plan
      The Company’s 2000 Stock Option Plan (the “2000 Plan”) was adopted by the Board of Directors on April 18, 2000. The 2000 Plan is a “broadly-based plan” as defined in Section 312.04(h) of the New York Stock Exchange Listed Company Manual, which provides that during any three-year period at least 50% of grants thereunder exclude senior management. The 2000 Plan provides for the grant of non-qualified stock options and restricted stock. The total number of shares of common stock available under the 2000 Plan is 3,700,000, of which there are 2,114,569 shares remaining for future issuances.
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

      In the event that the outstanding shares of common stock are changed by reason of reorganization, merger, consolidation, recapitalization, reclassification, stock split, combination or exchange of shares and the like, or dividends payable in shares of common stock, an appropriate adjustment will be made by the Committee in the aggregate number of shares of common stock available under the 2000 Plan and in the number of shares of common stock and price per share of common stock subject to outstanding stock options. If the Company is sold, reorganized, consolidated or merged with another corporation, or if all or substantially all of the assets of the Company is sold or exchanged (a “Corporate Event”), a holder will at the time of issuance of the stock under such Corporate Event be entitled to receive upon the exercise of his option the same number and kind of shares of stock or the same amount of property, cash or securities as he would have been entitled to receive upon the occurrence of any such Corporate Event as if he had been, immediately prior to such event, the holder of the number of shares of common stock covered by his option; provided, however, that the Committee may, in its discretion, accelerate the exercisability of outstanding options, and shorten the term thereof, to any date within 30 days prior to or concurrent with the occurrence of such Corporate Event.
      Restricted stock will be adjusted as a result of a Corporate Event or changes in capitalization on the same basis as the common stock is adjusted in such events generally.

Item 13.	Certain Relationships and Related Transactions
K&F Industries, Inc.
      Loral SpaceCom has a management services agreement with K&F Industries (“K&F”), a company of which Bernard L. Schwartz was, prior to November 2004, chief executive officer and a 50% owner, to provide administrative and certain other services to K&F. Under this agreement, K&F pays Loral SpaceCom a fee based on the cost of such services plus out of pocket expenses. In 2004, we billed K&F $438,000 under this agreement. In November, 2004, Mr. Schwartz sold his interest to a third party and is currently Chairman of the Board of Directors of K&F Industries.
      In addition, K&F charged the Company $197,000 in 2004 for certain expenses related to the Company’s use of K&F’s corporate jet and $72,000 for other services.
Other Relationships
      Robert B. Hodes, a Director and a member of the Executive Committee, is counsel to the law firm of Willkie Farr & Gallagher LLP, which acts as counsel to the Company.
      For the year ended December 31, 2004, the Company paid fees and disbursements in the amount of approximately $128,000 for corporate communications consultations and related services to Kekst & Company Incorporated, of which company Gershon Kekst, a Director and member of the Executive Committee, is President and the principal stockholder. Kekst & Company continues to render such services to the Company.

Item 14.	Principal Accountant Fees and Services
      During 2004 and 2003, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) billed or expected to bill the amounts listed below for each category of professional services rendered to the Company:

	2004	2003

Audit Fees(a)	$3,366,000	$2,789,000
Audit Related Fees(b)	352,000	233,000
Tax Consultation Fees	167,000	388,000
All Other Fees(c)	574,000	719,000

Total	$4,459,000	$4,129,000

(a)	Includes professional services rendered for the audit of the Company’s annual consolidated financial statements for the fiscal years ended December 31, 2004 and 2003, for the reviews of the condensed consolidated financial statements included in the Company’s

Quarterly Reports on Form 10-Q for the 2004 and 2003 fiscal years, stand-alone and statutory audits of the Company’s subsidiaries and accounting research and consultation related to the audits and reviews.

(b)	Relates primarily to research and consultation on a transfer of interest transaction and various other filings with the Securities and Exchange Commission.

(c)	Relates primarily to the Company’s Chapter 11 filing and related filings and activities.

     In accordance with the Audit Committee’s charter, the Audit Committee pre-approves all services provided by the Deloitte Entities. These services are pre-approved annually and updates are provided on a regular basis. All services provided by the Deloitte Entities were approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
      (a) 1. Financial Statements

INDEX TO EXHIBITS

Exhibit
Number		Description

2.1		Restructuring, Financing and Distribution Agreement, dated as of January 7, 1996, among Loral Corporation, Loral Aerospace Holdings, Inc., Loral Aerospace Corp., Loral General Partner, Inc., Loral Globalstar L.P., Loral Globalstar Limited, the Registrant and Lockheed Martin Corporation(1)

2.2		Amendment to Restructuring, Financing and Distribution Agreement, dated as of April 15, 1996(1)

2.3		Agreement for the Purchase and Sale of Assets dated as of September 25, 1996 by and between AT&T Corp., as Seller, and Loral Space & Communications Ltd., as Buyer(2)
2	.3.1	First Amendment to Agreement for the Purchase and Sale of Assets dated as of March 14, 1997, by and between AT&T Corp., as Seller, and Loral Space & Communications Ltd., as Buyer(3)

2.4		Agreement and Plan of Merger dated as of October 7, 1997 by and among Orion Network Systems, Inc., Loral Space & Communications Ltd. and Loral Satellite Corporation(4)

2	.4.1	First Amendment to Agreement and Plan of Merger dated as of February 11, 1998 by and among Orion Network Systems, Inc., Loral Space & Communications Ltd. and Loral Satellite Corporation(5)

2	.4.2	Second Amendment to Agreement and Plan of Merger dated as of March 20, 1998 by and among Orion Network Systems, Inc., Loral Space & Communications Ltd. and Loral Satellite Corporation(9)

2	.4.3	Second Amended Plan of Reorganization dated December 5, 2004†

2.5		Asset Purchase Agreement dated as of July 15, 2003, among Intelsat, Ltd., Intelsat (Bermuda), Ltd., Loral Space & Communications Corporation, Loral SpaceCom Corporation and Loral Satellite, Inc. (20)

2	.5.1	Amendment No. 1 to Asset Purchase Agreement dated as of July 15, 2003, among Intelsat, Ltd., Intelsat (Bermuda), Ltd., Loral Space & Communications Corporation, Loral SpaceCom Corporation and Loral Satellite, Inc.(21)

2	.5.2	Amendment No. 2 to Asset Purchase Agreement dated as of July 15, 2003, among Intelsat, Ltd., Intelsat (Bermuda), Ltd., Loral Space & Communications Corporation, Loral SpaceCom Corporation and Loral Satellite, Inc.(21)

2	.5.3	Amendment No. 3 to Asset Purchase Agreement dated as of July 15, 2003, among Intelsat, Ltd., Intelsat (Bermuda), Ltd., Loral Space & Communications Corporation, Loral SpaceCom Corporation and Loral Satellite, Inc.(21)

2	.5.4	Amendment No. 4 to Asset Purchase Agreement dated as of March 5, 2004, among Intelsat, Ltd., Intelsat (Bermuda), Ltd., Loral Space & Communications Corporation, Loral SpaceCom Corporation and Loral Satellite, Inc.(23)

2	.5.5	Noncompetition Agreement, dated as of March 17, 2004, by and among Intelsat, Ltd., Intelsat (Bermuda), Ltd., Loral SpaceCom Corporation, Loral Satellite, Inc., Loral Space & Communications Corporation, Loral Space & Communications Ltd., Loral Orion, Inc., and Loral Skynet Network Services, Inc.(23)

2	.5.6	Pledge and Security Agreement, dated as of March 17, 2004 by and among Space Systems/ Loral, Inc., Loral Space & Communications Ltd., Loral SpaceCom Corporation, Loral Skynet do Brasil, Ltd. and Intelsat, L.L.C.†

3.1		Memorandum of Association(1)

3.2		Memorandum of Increase of Share Capital dated January 1996(1)

3	.2.1	Memorandum of Increase of Share Capital dated May 1997(17)

3	.2.2	Memorandum of Increase of Share Capital dated May 1999(17)

3	.2.3	Memorandum of Increase of Share Capital dated June 2003(22)

3.3		Third Amended and Restated Bye-laws(12)

3.4		Schedule IV to the Third Amended and Restated Bye-laws(12)

3.5		Fourth Amended and Restated Bye-laws(22)

Exhibit
Number		Description

4.1		Rights Agreement dated March 27, 1996 between the Registrant and The Bank of New York, Rights Agent(1)

4.2		Indenture dated as of January 15, 1999 relating to the Registrant’s 9 1/2% Senior Notes due 2006(10)

10.1		Shareholders Agreement dated as of April 23, 1996 between Loral Corporation and the Registrant(1)

10	.1.1	Amended Shareholders Agreement dated as of March 29, 2000 between the Registrant and Lockheed Martin Corporation(12)

10.2		Tax Sharing Agreement dated as of April 22, 1996 between Loral Corporation, the Registrant, Lockheed Martin Corporation and LAC Acquisition Corporation(1)

10.3		Exchange Agreement dated as of April 22, 1996 between the Registrant and Lockheed Martin Corporation(1)

10.4		1996 Amended and Restated Stock Option Plan(18)‡

10	.4.1	Amendment No. 1 to 1996 Amended and Restated Stock Option Plan(18)‡

10	.4.2	2000 Amended and Restated Stock Option Plan(18)‡

10	.4.3	Amendment No. 1 to 2000 Amended and Restated Stock Option Plan(18)‡

10.5		Common Stock Purchase Plan for Non-Employee Directors(1)‡

10.6		Employment Agreement between the Registrant and Bernard L. Schwartz(1)‡

10	.6.1	Amendment dated as of March 1, 1998 to Employment Agreement between the Registrant and Bernard L. Schwartz(9)‡

10	.6.2	Amendment dated as of July 18, 2000 to Employment Agreement between the Registrant and Bernard L. Schwartz(13)‡

10	.6.3	Amendment dated February 25, 2003 to Employment Agreement between the Registrant and Bernard L. Schwartz(18)‡

10.7		Registration Rights Agreement dated as of August 9, 1996 among Loral Space & Communications Ltd., Lehman Brothers Capital Partners II, L.P., Lehman Brothers Merchant Banking Portfolio Partnership L.P., Lehman Brothers Offshore Investment Partnership L.P. and Lehman Brothers Offshore Investment Partnership-Japan L.P.(7)

10.8		Registration Rights Agreement dated November 6, 1996 relating to the Registrant’s 6% Convertible Preferred Equivalent Obligations due 2006(6)

10.9		Registration Rights Agreement (Series C Preferred Stock) dated as of March 31, 1997 between Loral Space & Communications Ltd. and Finmeccanica S.p.A. an dated as of June 23, 1997 among Loral Space & Communications Ltd., Aerospatiale SNI and Alcatel Espace(8)

10.10		Registration Rights Agreement (Common Stock) dated as of June 23, 1997 among Loral Space & Communications Ltd., Aerospatiale and Alcatel Espace(8)

10.11		Purchase and Sale Agreement dated November 17, 1997 between the Federal Government of the United Mexican States and Corporativo Satelites Mexicanos, S.A. de C.V. for the purchase and sale of the capital stock of Satelites Mexicanos, S.A. de C.V. (English translation of Spanish original)(9)

10.12		Amended and Restated Membership Agreement dated and effective as of August 21, 1998 among Loral SatMex Ltd. and Ediciones Enigma, S.A. de C.V. and Firmamento Mexicano, S. de R.L. de C.V.(10)

10.13		Letter Agreement dated December 29, 1997 between Loral Space & Communications Ltd., Telefonica Autrey S.A. de C.V., Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers Inc. and Lehman Commercial Paper Inc. and related Agreement between the Federal Government of the United Mexican States, Telefonica Autrey, S.A. de C.V., Ediciones Enigma, S.A. de C.V., Loral Space & Communications Ltd., Loral SatMex Ltd. and Servicios Corporativos Satelitales, S.A. de C.V.(9)

10.14		Registration Rights Agreement dated as of January 21, 1999 relating to Registrant’s 9 1/2% Senior Notes due 2006(10)

10.15		Lease Agreement dated as of August 18, 1999 by and between Loral Asia Pacific Satellite (HK) Limited and APT Satellite Company Limited(11)

Exhibit
Number	Description

10.16	Registration Rights Agreement dated as of February 18, 2000 relating to Registrant’s 6% Series D Convertible Redeemable Preferred Stock due 2007(12)

10.17	Form of Subordinated Guaranty Agreement between Loral Space& Communications Ltd. and Loral SpaceCom Corporation, with respect to the $29.7 million aggregate principal amount, 10% Subordinated Note due 2006, with a copy of the 10% Subordinated Note due 2006 included therein(14)

10.18	Warrant Agreement dated as of December 21, 2001 between Loral Space & Communications Ltd. and The Bank of New York, as warrant agent(15)

10.19	Guaranty Agreement dated as of December 21, 2001 between Loral Space & Communications Ltd. and Bankers Trust Company, as trustee(15)

10.20	Indenture, dated as of December 21, 2001, by and among Loral CyberStar, Inc., certain of its subsidiaries and Bankers Trust Company, as trustee(15)

10.21	Consent Agreement dated January 9, 2002 among the United States Department of State, Loral Space & Communications Ltd. and Space Systems/ Loral, Inc.(16)

10.22	Master Settlement Agreement dated June 30, 2003 among Loral Space & Communications Ltd., Loral Space & Communications Corporation, Loral SpaceCom Corporation, Space Systems/ Loral, Inc. and Alcatel Space Industries(19)

10.23	Form of Conformed as Amended Apstar V Satellite Agreement dated as of November 16, 2003 between APT Satellite company Limited and Loral Orion, Inc.(22)

10.24	Consent Order, signed on November 26, 2003, approving Key Employee Retention Plan and other relief for Space Systems/ Loral, Inc. and Loral Skynet Division of Loral SpaceCom Corporation(22)‡

10.26	Change-in-Control Severance Agreement, entered into on February 4, 2004, by and between Loral Space & Communications Ltd., Space Systems/ Loral, Inc. and C. Patrick DeWitt(22)‡

10.27	Form of Letter of Credit Reimbursement Agreement between Space Systems/ Loral, Inc. and JP Morgan Chase Bank dated April 2, 2004.(24)

10.28	Form of Cash Collateral Agreement between Space Systems/ Loral, Inc. and JP Morgan Chase Bank dated April 2, 2004.(24)

12	Statement Re: Computation of Ratios†

14	Code of Conduct(22)

21	List of Subsidiaries of the Registrant†

23.1	Consent of Deloitte & Touche LLP†

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 10 (No. 1-14180).

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 27, 1996.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 28, 1997.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 10, 1997.

(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-4 filed on February 17, 1998 (File No. 333-46407).

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the nine month period ended December 31, 1996.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 13, 1996.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 8, 1997.

(9)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(10)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on August 23, 1999.

(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(13)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(14)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on December 14, 2001.

(15)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 7, 2002.

(16)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on January 9, 2002.

(17)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(18)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(19)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2003.

(20)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on July 23, 2003.

(21)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on October 30, 2003.

(22)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(23)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on April 1, 2004.

(24)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2003.

†	Filed herewith.

‡	Management compensation plan.

      (b) Reports on Form 8-K.

Date of Report		Description

October 15, 2004	Item 8 — Other Events Item 9 — Financial Statements, Pro Forma Financial Information and Exhibits	Press Release relating to Registrant’s Agreement w/ Creditors on Revised Plan of Reorganization.
October 25, 2004	Item 7 — Regulation FD Disclosure Item 8 — Other Events Item 9 — Financial Statements, Pro Forma Financial Information and Exhibits	First Amended Plan of Reorganization.
November 10, 2004	Item 7 — Regulation FD Disclosure	Monthly Operating Report for the Period of August 21, 2004 through September 30, 2004 as filed with the U.S. Bankruptcy Court for the Southern District of New York
December 7, 2004	Item 7 — Regulation FD Disclosure	Monthly Operating Report for the Period of October 1, 2004 through October 22, 2004 as filed with the U.S. Bankruptcy Court for the Southern District of New York
December 22, 2004	Item 8 — Other Events	EchoStar Communications Corporation’s selection of Space Systems/Loral, Inc., a subsidiary of the Registrant, to build the EchoStar XI satellite

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORAL SPACE & COMMUNICATIONS LTD.

By:	/s/ BERNARD L. SCHWARTZ

Bernard L. Schwartz
Chairman of the Board and
Chief Executive Officer
Dated: March 14, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ BERNARD L. SCHWARTZ Bernard L. Schwartz	Chairman of the Board and Chief Executive Officer	March 14, 2005

/s/ ROBERT B. HODES Robert B. Hodes	Director	March 14, 2005

/s/ GERSHON KEKST Gershon Kekst	Director	March 14, 2005

/s/ CHARLES LAZARUS Charles Lazarus	Director	March 14, 2005

/s/ SALLY MINARD Sally Minard	Director	March 14, 2005

/s/ MALVIN A. RUDERMAN Malvin A. Ruderman	Director	March 14, 2005

/s/ E. DONALD SHAPIRO E. Donald Shapiro	Director	March 14, 2005

/s/ ARTHUR L. SIMON Arthur L. Simon	Director	March 14, 2005

/s/ DANIEL YANKELOVICH Daniel Yankelovich	Director	March 14, 2005

/s/ ERIC J. ZAHLER Eric J. Zahler	Director, President and COO	March 14, 2005

/s/ RICHARD J. TOWNSEND Richard J. Townsend	Executive Vice President and CFO (Principal Financial Officer)	March 14, 2005

/s/ HARVEY B. REIN Harvey B. Rein	Vice President and Controller (Principal Accounting Officer)	March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      To the Shareholders of Loral Space & Communications Ltd. (a Debtor In Possession)
      We have audited the accompanying consolidated balance sheets of Loral Space & Communications Ltd. (a Bermuda Company) and its subsidiaries (collectively, the “Company”) (a Debtor In Possession) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
      As discussed in Note 2 to the consolidated financial statements, the Company completed the sale of its North American satellites and related assets. The Company has classified the related operations as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
      As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for its convertible redeemable preferred stock to adopt the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, effective July 1, 2003. As discussed in Notes 3 and 9 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangibles to adopt the provisions of Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.
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
New York, NY
March 14, 2005

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$147,773	$141,644
Accounts receivable, net	12,132	22,969
Contracts-in-process	19,040	62,063
Inventories	37,412	42,456
Insurance proceeds receivable	—	122,770
Other current assets	21,096	36,004

Total current assets	237,453	427,906
Property, plant and equipment, net	798,908	1,828,282
Long-term receivables	74,851	70,749
Investments in and advances to affiliates	49,181	46,674
Deposits	9,832	9,000
Other assets	48,508	81,202

Total assets	$1,218,733	$2,463,813

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$33,248	$50,656
Accrued employment costs	34,385	23,532
Customer advances and billings in excess of costs and profits	164,981	239,225
Deferred gain on sale of assets (Note 4)	10,545	—
Income taxes payable	2,359	269
Accrued interest	—	1,319
Other current liabilities	16,639	9,870

Total current liabilities	262,157	324,871
Pension liabilities (Note 10)	942	3,470
Long-term liabilities	81,355	66,947

Total liabilities not subject to compromise	344,454	395,288
Liabilities subject to compromise (Note 10)	1,916,000	2,921,680
Minority interest	2,380	2,515
Commitments and contingencies (Notes 2, 7, 8, 10, 15, 16 and 17) Shareholders’ deficit:
Common stock, $.10 par value; 125,000,000 shares authorized, 44,125,202 shares issued	4,413	4,413
Paid-in capital	3,392,825	3,392,829
Treasury stock, at cost; 17,420 shares	(3,360)	(3,360)
Unearned compensation	(87)	(168)
Retained deficit	(4,348,231)	(4,171,536)
Accumulated other comprehensive loss	(89,661)	(77,848)

Total shareholders’ deficit	(1,044,101)	(855,670)

Total liabilities and shareholders’ deficit	$1,218,733	$2,463,813

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,

	2004	2003	2002

Revenues from satellite services	$135,319	$147,156	$192,060
Revenues from sales-type lease arrangement — satellite services (Note 7)	87,200	—	—
Revenues from satellite manufacturing	299,608	244,887	708,467

Total revenues	522,127	392,043	900,527
Cost of satellite services	189,330	191,989	201,142
Cost of sales-type lease arrangement — satellite services (Note 7)	79,543	—	—
Cost of satellite manufacturing	318,295	422,091	759,520
Selling, general and administrative expenses	118,848	141,552	148,233

Loss from continuing operations before reorganization expenses due to bankruptcy	(183,889)	(363,589)	(208,368)
Reorganization expenses due to bankruptcy	(30,456)	(25,284)	—–

Operating loss from continuing operations	(214,345)	(388,873)	(208,368)
Interest and investment income	9,953	15,203	12,842
Interest expense (contractual interest was $46,451 and $34,020 for the years ended December 31, 2004 and 2003, respectively (Note 10)	(2,947)	(14,080)	(40,892)
Other income (expense)	(513)	1,495	67
Gain (loss) on investments	—	17,900	(1,189)

Loss from continuing operations before income taxes, equity income (losses) in affiliates and minority interest	(207,852)	(368,355)	(237,540)
Income tax (provision) benefit	(13,284)	6,330	(322,422)

Loss from continuing operations before equity income (losses) in affiliates and minority interest	(221,136)	(362,025)	(559,962)
Equity income (losses) in affiliates, net of tax provision of $5,639 in 2002	46,654	(51,153)	(76,280)
Minority interest	135	20	(226)

Loss from continuing operations	(174,347)	(413,158)	(636,468)
(Loss) income from discontinued operations, net of taxes	(2,348)	18,803	57,566

Loss before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(176,695)	(394,355)	(578,902)
Cumulative effect of change in accounting principle (Notes 3 and 9)	—	(1,970)	(890,309)
Extraordinary gain on acquisition of minority interest	—	13,615	—–

Net loss	(176,695)	(382,710)	(1,469,211)
Preferred dividends and accretion	—	(6,719)	(89,186)

Net loss applicable to common shareholders	$(176,695)	$(389,429)	$(1,558,397)

Basic and diluted (loss) earnings per share (Note 14):
Continuing operations	$(3.96)	$(9.58)	$(19.47)
Discontinued operations	(0.05)	0.43	1.55

(Loss) before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(4.01)	(9.15)	$(17.92)
Cumulative effect of change in accounting principle	—	(0.05)	(23.89)
Extraordinary gain on acquisition of minority interest	—	0.31	—–

Loss per share	$(4.01)	$(8.89)	$(41.81)

Weighted average shares outstanding:
Basic and diluted	44,108	43,819	37,272

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
Years ended December 31, 2004, 2003 and 2002
(in thousands, except per share amounts)

	6% Series C		6% Series D
	Convertible		Convertible
	Redeemable		Redeemable
	Preferred Stock		Preferred Stock		Common Stock						Accumulated	Total
									Unearned		Other	Shareholders’
	Shares		Shares		Shares		Paid-In	Treasury	Compen-	Retained	Comprehensive	(Deficit)
	Issued	Amount	Issued	Amount	Issued	Amount	Capital	Stock	sation	Deficit	Income (Loss)	Equity

Balance, December 31, 2001	9,840	$485,371	6,111	$296,529	33,679	$3,368	$2,771,964	$(3,360)	$(81)	$(2,223,710)	$20,787	$1,350,868
Shares issued:
Employee savings plan					1,536	152	11,400					11,552
Restricted stock option exercise					40	4						4
Conversion of Series C preferred stock to common stock and related issuance of additional common shares on conversion	(6,095)	(300,618)			4,042	404	319,480			(28,701)		(9,435)
Conversion of Series D preferred stock to common stock and related issuance of additional common shares on conversion			(5,377)	(260,905)	3,623	363	285,201			(30,808)		(6,149)
Orion note conversion					6	2						2
Reclassification of preferred stock to mezzanine		(104,582)		(20,499)								(125,081)
Option grants to affiliates							924					924
Amortization of unearned compensation									6			6
Restricted stock grant							150		(150)
Amortization of restricted stock									2			2
Unearned compensation on grants to non-employees, including mark-to-market adjustment							(84)		84
Amortization of deferred compensation related to non-employees									(12)			(12)
Preferred dividends $3.00 per share										(29,677)		(29,677)
Net loss										(1,469,211)
Other comprehensive loss											(78,020)
Comprehensive loss												(1,547,231)

Balance, December 31, 2002	3,745	80,171	734	15,125	42,926	4,293	3,389,035	(3,360)	(151)	(3,782,107)	(57,233)	(354,227)
Shares issued:
Employee savings plan					1,167	117	3,880					3,997
Restricted stock option exercise					30	3						3
Reverse stock split					2		(109)					(109)
Reclassification of preferred stock on adoption of SFAS 150	(3,745)	(80,171)	(734)	(15,125)								(95,296)
Amortization of unearned compensation									75			75
Costs associated with conversion of preferred stock to common stock							(42)					(42)
Restricted stock grant							92		(92)
Unearned compensation on grants to non-employees, including mark-to-market adjustment							(27)					(27)
Preferred dividends $3.00 per share										(6,719)		(6,719)
Net loss										(382,710)
Other comprehensive loss											(20,615)
Comprehensive loss												(403,325)

Balance, December 31, 2003	—	—	—	—	44,125	4,413	3,392,829	(3,360)	(168)	(4,171,536)	(77,848)	(855,670)
Amortization of unearned compensation									81			81
Cost associated with conversion of preferred stock to common stock							(4)					(4)
Net loss										(176,695)
Other comprehensive loss											(11,813)
Comprehensive loss												(188,508)

Balance, December 31, 2004	—	$—	—	$—	44,125	$4,413	$3,392,825	$(3,360)	$(87)	$(4,348,231)	$(89,661)	$(1,044,101)

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,

	2004	2003	2002

Operating activities:
Net loss	$(176,695)	$(382,710)	$(1,469,211)
Non-cash items:
(Income) loss from discontinued operations, net of taxes	2,348	(18,803)	(57,566)
Cumulative effect of change in accounting principle	—	1,970	890,309
Extraordinary gain on acquisition of minority interest	—	(13,615)	—
Equity (income) losses in affiliates, net of taxes	(46,654)	51,153	84,478
Minority interest	(135)	(20)	226
Deferred taxes	12,153	(7,321)	328,877
Depreciation and amortization	134,796	134,663	129,348
Write-off of long-term receivables due to contract modifications	11,265	20,177	—
Impairment charge on satellite and related assets	11,989	—	—
Profit on sales-type lease arrangement (Note 7)	(7,657)	—	—
Provisions for inventory obsolescence	3,324	49,546	14,013
Valuation allowance on vendor financing receivables	—	10,008	32,574
Write-off of advances related to Europe*Star	—	—	36,620
Loss on cancellation of deposits	—	23,500	10,000
Loss on acceleration of receipt of long-term receivables	—	10,893	—
Charge on conversion of sales arrangement to lease arrangement (Note 7)	—	10,098	—
Accrual for Alcatel settlement	—	8,000	—
(Recoveries of) provisions for bad debts on billed receivables	(2,143)	7,221	2,764
Adjustment to revenue straightlining assessment	1,149	9,034	1,407
Loss on equipment disposals	394	4,804	6,191
(Gain) loss on investments	—	(17,900)	1,189
Non cash net interest and (gain) loss on foreign currency transactions	(2,808)	4,887	172
Changes in operating assets and liabilities:
Accounts receivable, net	10,422	(1,478)	6,241
Contracts-in-process	28,678	36,188	97,100
Inventories	1,720	3,731	(1,604)
Long-term receivables	2,911	60,774	(1,963)
Deposits	—	25,750	58,940
Other current assets and other assets	2,484	28,302	19,829
Accounts payable	1,755	41,148	(88,666)
Accrued expenses and other current liabilities	(948)	1,139	(19,976)
Customer advances	35,249	38,632	(31,729)
Income taxes payable	(2,814)	1,847	3,420
Pension and other postretirement liabilities	10,503	13,245	4,521
Long-term liabilities	3,016	(11,927)	(6,153)
Other	216	501	(28)

Net cash provided by continuing operating activities	34,518	143,437	51,323

Net cash provided by discontinued operations, net of taxes	26,562	81,588	141,347

Investing activities:
Capital expenditures for continuing operations	(24,786)	(115,362)	(80,404)
Capital expenditures for discontinued operations	(11,185)	(61,202)	(17,803)
Proceeds from the sale of assets, net of expenses (Note 2)	953,619	—	—
Proceeds from the sale of investments	—	45,908	—
Investments in and advances to affiliates	(5,712)	(19,200)	(40,617)

Net cash provided by (used in) investing activities	911,936	(149,856)	(138,824)

Financing activities:
Repayments of term loans	(576,500)	(32,500)	(85,000)
Repayments of revolving credit facilities	(390,387)	—	(127,000)
Borrowings under revolving credit facilities	—	71,387	145,000
Interest payments on 10% senior notes	—	(30,635)	(45,954)
Repayments of export-import facility	—	(6,434)	(2,146)
Repayments of other long-term obligations	—	—	(22)
Preferred dividends	—	—	(29,677)
Preferred dividends on exchange offers and related expenses	—	—	(15,583)
Proceeds from other stock issuances	—	3,852	12,523
Payment of bank amendment costs	—	(5,131)	—

Net cash (used in) provided by financing activities	(966,887)	539	(147,859)

Increase (decrease) in cash and cash equivalents	6,129	75,708	(94,013)
Cash and cash equivalents — beginning of period	141,644	65,936	159,949

Cash and cash equivalents — end of period	$147,773	$141,644	$65,936

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business
      Loral Space & Communications Ltd. (“Loral,” the “Company,” “we,” “our” and “us”, terms that include our subsidiaries unless otherwise indicated or the context requires), together with its subsidiaries is a leading satellite communications company with substantial activities in satellite-based communications services and satellite manufacturing. Loral is organized into two operating segments (see Note 18):
      Satellite Services, managed by our Loral Skynet division, generates its revenues and cash flows from providing satellite capacity and networking infrastructure to customers for video and direct to home (“DTH”) broadcasting, high-speed data distribution, Internet access, communications and networking services.
      Satellite Manufacturing, conducted by our subsidiary, Space Systems/ Loral, Inc. (“SS/ L”), generates its revenues and cash flows from designing and manufacturing satellites, space systems and space system components for commercial and government applications including fixed satellite services, DTH broadcasting, broadband data distribution, wireless telephony, digital radio, military communications, weather monitoring and air traffic management.

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
      Also on July 15, 2003, Loral and one of its Bermuda subsidiaries (the “Bermuda Group”) filed parallel insolvency proceedings in the Supreme Court of Bermuda (the “Bermuda Court”). On that date, the Bermuda Court entered an order appointing Philip Wallace, Chris Laverty and Michael Morrison, partners of KPMG, as Joint Provisional Liquidators (“JPLs”) in respect of the Bermuda Group. The Bermuda Court granted the JPLs the power to oversee the continuation and reorganization of the Bermuda Group’s businesses under the control of their respective boards of directors and under the supervision of the Bankruptcy Court and the Bermuda Court. The JPLs have not audited the contents of this report.
      As a result of our voluntary petitions for reorganization, all of our prepetition debt obligations were accelerated (see below and Note 10). On July  15, 2003, we also suspended interest payments on all of our prepetition unsecured debt obligations. A creditors’ committee (the “Creditors’ Committee”) was appointed in the Chapter 11 Cases to represent all unsecured creditors, including all debt holders and, in accordance with the provisions of the Bankruptcy Code, has the right to be heard on all matters that come before the Bankruptcy Court (see Note 10).
      For the duration of the Chapter 11 Cases, our businesses are subject to the risks and uncertainties of bankruptcy. For example, the Chapter 11 Cases could adversely affect our relationships with customers, suppliers and employees, which in turn could adversely affect the going concern value of our businesses and of our assets, particularly if the Chapter 11 Cases are protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond to

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
certain market events or take advantage of certain market opportunities, and, as a result, our operations could be materially adversely affected.
      Because we are in Chapter 11, the pursuit of claims and litigation pending against us that arose prior to or relate to events that occurred prior to our bankruptcy filings is generally subject to an automatic stay under Section 362 of the Bankruptcy Code. Accordingly, absent further order of the Bankruptcy Court, parties are generally prohibited from taking any action to recover any prepetition claims or enforce any lien against or obtain possession of any of our property. In addition, pursuant to Section 365 of the Bankruptcy Code, we may reject or assume prepetition executory contracts and unexpired leases. Parties affected by our rejections of contracts or leases may file claims with the Bankruptcy Court.
      Sale of Assets
      On March 17, 2004, Loral Space & Communications Corporation, Loral SpaceCom and Loral Satellite consummated the sale of our North American satellites and related assets to certain affiliates of Intelsat, Ltd. and Intelsat (Bermuda), Ltd. (collectively, “Intelsat”). At closing, we received approximately $1.011 billion, consisting of approximately $961 million for the North American satellites and related assets, after adjustments, and $50 million for an advance on a new satellite to be built for Intelsat by SS/ L. Our obligations with respect to the $50 million advance are secured by the Telstar 14/ Estrela do Sul-1 satellite and related assets, including insurance proceeds relating to the satellite. We used a significant portion of the funds received to repay all $967 million of our outstanding secured bank debt. In addition, after closing, we received from Intelsat approximately $16 million to reimburse a deposit made by us for the launch of Telstar 8, and we received an additional $4 million in May 2004 as a purchase price adjustment resulting from resolution of a regulatory issue.
      The North American satellites and related assets sold to Intelsat have been accounted for as a discontinued operation, resulting in the reclassification of our historical consolidated statements of operations and statements of cash flows to reflect them as discontinued operations separately from continuing operations (see Note 4).
      Reorganization
      On December 5, 2004, we filed a revised plan of reorganization (the “Plan”) and a disclosure statement (the “Disclosure Statement”) with the Bankruptcy Court that reflected a consensual agreement on financial terms that had been reached between Loral and the Creditors Committee. Under the Plan, existing common and preferred stock will be cancelled and no distribution will be made to current stockholders. Objections to our motion for approval of the Disclosure Statement were filed by certain stockholders and creditors, including certain holders of trade claims against SS/ L, which challenged the provisions of the Plan relating to the substantive consolidation of certain of the Debtors. After a hearing on December 6, 2004, the Bankruptcy Court urged the parties to negotiate among themselves toward resolution of their issues. These negotiations are ongoing; there can be no assurance that they will be successful. Regardless of whether the negotiations are successful, it is likely that we will further amend the Plan and that distributions to certain creditors under such amended plan of reorganization will be significantly different from those contemplated by the Plan that is currently on file.
      We have filed an insurance claim for $250 million with respect to the constructive total loss of the Telstar 14/ Estrela do Sul-1 satellite. Our business plan assumes timely receipt of these proceeds. Until the claim process with the insurers has been completed, however, there can be no assurance as to the amount of proceeds that we will receive or when they will be received. If we do not receive substantially all of the proceeds in a timely manner, our financial condition would be materially and adversely affected, and our reorganization process may be adversely affected. Without receipt of the insurance proceeds or other financing, we believe that Loral as a whole has sufficient cash to operate through the end of August 2005.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Although our cash is mostly unrestricted, it resides in different Debtor Subsidiaries and we are not able to move cash freely between or among certain of our Debtor Subsidiaries without Bankruptcy Court approval. Accordingly, one or more of our Debtor Subsidiaries may not have sufficient cash to operate while another Debtor Subsidiary may have surplus cash. In particular, if SS/ L does not receive a significant portion of the EDS insurance proceeds during the second quarter of 2005, SS/ L will need additional cash to operate, which it must obtain either from other Debtor Subsidiaries or third parties. There can be no assurance that SS/ L will be able to obtain the funds it requires.
      Two contracts that SS/ L has entered into recently provide that SS/ L’s customer may defer milestone payments otherwise due until after SS/ L emerges from bankruptcy. Accordingly, SS/ L expects to incur, through June 30, 2005, costs of approximately $33 million in performance on these contracts without corresponding payments and expects to have vendor termination liability exposure of approximately $12 million. If SS/ L has not emerged from bankruptcy by June 30, 2005, SS/ L will incur additional costs in performing on these contracts which will further increase its cash needs during the pendency of the Chapter 11 Cases.
      Implementation of any plan of reorganization and the treatment of claims and equity interests as provided therein are subject to final documentation and confirmation of such plan of reorganization by the Bankruptcy Court. Neither the timing nor final terms of our plan of reorganization can be predicted with certainty. There can be no assurance that we will be able to obtain court approval of an amended disclosure statement or confirmation of an amended plan of reorganization.
      On December 17, 2004, the United States District Court for the Southern District of New York reversed the Bankruptcy Court’s decision denying the motion of the Ad Hoc Loral Stockholders Protective Committee for the appointment of an examiner under section 1104(c) of the Bankruptcy Code and remanded the matter to the Bankruptcy Court to appoint a qualified independent examiner. On December 20, 2004, the Bankruptcy Court ordered that the United States Trustee appoint an examiner to determine whether the Debtors, including their professionals, have used customary and appropriate processes and procedures to value their assets and businesses or, on the contrary, have employed improper processes and procedures in order to arrive at a materially reduced valuation of their assets and businesses. The Bankruptcy Court further ordered that the examiner shall complete his or her investigation within 30 days of appointment and shall file his or her final report within 60 days of appointment. The Bankruptcy Court established a budget of $200,000 for the examiner to be paid by the Debtors’ estates. The examiner was appointed on January 12, 2005, has completed his investigation and is finalizing his report, which is due on March 14, 2005. If the examiner’s final report were to indicate that our valuation processes and procedures were improper, this could further delay our reorganization process.

3.	Basis of Presentation
      Loral, a Bermuda company, has a December 31 year end. The consolidated financial statements for each of the three years in the period ended December 31, 2004 include the results of Loral and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All intercompany transactions have been eliminated.
      The accompanying consolidated financial statements (the “financial statements”) have been prepared assuming Loral, in its current structure, will continue as a going concern. However, the factors mentioned in Note 2 above, among other things, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern is dependent on a number of factors including, but not limited to, the Bankruptcy Court’s confirmation of a plan of reorganization, and maintaining good relations with our customers, suppliers and employees. If a plan of reorganization is not confirmed and implemented, we may be forced to liquidate under applicable provisions of the Bankruptcy Code. We cannot give any assurance

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the level of recovery our creditors would receive in a liquidation. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if we were forced to liquidate (see Reorganization in Note 2).
      The financial statements have been prepared in accordance with Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”). SOP 90-7 requires us to distinguish prepetition liabilities subject to compromise from postpetition liabilities in our consolidated balance sheets. The caption “liabilities subject to compromise” reflects the carrying value of prepetition claims that will be restructured in our Chapter 11 Cases. In addition, our consolidated statements of operations portrays the results of operations of the reporting entity during Chapter 11 proceedings. As a result, any revenue, expenses, realized gains and losses, and provision for losses resulting directly from the reorganization and restructuring of the organization are reported separately as reorganization items, except those required to be reported as discontinued operations and extraordinary items in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) and SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). We did not prepare combined financial statements for Loral and its Debtor Subsidiaries, since the subsidiaries that did not file voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code were immaterial to our consolidated financial position and results of operations.
      Investments in XTAR, L.L.C. (“XTAR”), as well as other affiliates, are accounted for using the equity method, due to our inability to control significant operating decisions. Income and losses of affiliates are recorded based on our beneficial interest. Intercompany profit arising from transactions with affiliates is eliminated to the extent of our beneficial interest. Any difference in the carrying value of these investments as compared to our interest in the underlying net assets is amortized over the life of the primary asset of the affiliate. Advances to affiliates generally consist of amounts due under extended payment terms. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other obligations exist. We capitalize interest cost on our investments, until such entities commence commercial operations. Capitalized interest on investments is amortized over the life of the primary asset of the affiliate. Certain of our affiliates are subject to the risks associated with new businesses. See Note 8.

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
      A significant portion of our satellite manufacturing revenue is associated with long-term contracts which require significant estimates. These estimates include forecasts of costs and schedules, estimating contract revenue related to contract performance (including orbital incentives) and the potential for component obsolescence in connection with long-term procurements. Significant estimates also include the estimated useful lives of our satellites.

Cash and Cash Equivalents
      Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk
      Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, foreign exchange contracts, contracts-in-process, long-term receivables and advances and loans to affiliates (see Note 8). Our cash and cash equivalents are maintained with high-credit-quality financial institutions. Historically, our customers have been primarily large multinational corporations and U.S. and foreign governments for which the creditworthiness was generally substantial. In recent years, we have added commercial customers which include companies in emerging markets or the development stage, some of which are highly leveraged or partially funded. Management believes that its credit evaluation, approval and monitoring processes combined with negotiated billing arrangements mitigate potential credit risks with regard to our current customer base.

Receivables
      As of December 31, 2004 and 2003, billed receivables (including accounts receivable) were reduced by an allowance for doubtful accounts of $6.4 million and $11.7 million, respectively.
      As of December 31, 2004 and 2003, long-term receivables were reduced by an allowance of $20.2 million.

Inventories
      Inventories consist principally of parts and subassemblies used in the manufacture of satellites which have not been specifically identified to contracts-in-process, and are valued at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) or average cost method.

Property, Plant and Equipment
      Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line method for satellites and related equipment over the estimated useful lives of the related assets. Depreciation is provided primarily on an accelerated method for other owned assets over the estimated useful life of the related assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Below are the estimated useful lives of our property, plant and equipment as of December 31, 2004:

Years

Land improvements	20
Buildings	25 to 45
Leasehold improvements	5 to 25
Satellites-in-orbit	7 to 16
Earth stations	5 to 15
Equipment, furniture and fixtures	3 to 20
      Costs incurred in connection with the construction and successful deployment of our satellites and related equipment are capitalized. Such costs include direct contract costs, allocated indirect costs, launch costs, launch and in-orbit test insurance and construction period interest. Capitalized interest related to the construction of satellites for 2004, 2003 and 2002 was $0.5 million, $12.9 million and $9.0 million, respectively. All capitalized satellite costs are amortized over the estimated useful life of the related satellite. The estimated useful life of the satellites was determined by engineering analyses performed at the satellite’s in-service date. Satellite lives are reevaluated periodically. Losses from unsuccessful launches and in-orbit failures of our satellites, net of insurance proceeds (so long as such amounts are determinable and receipt is probable), are recorded in the period a loss occurs (see Valuation of Satellites, Long-Lived Assets and Investments in and Advances to Affiliates below).

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost in Excess of Net Assets Acquired
      On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. In connection with the adoption, we recorded a non-cash charge for the cumulative effect of the change in accounting principle of $890 million, see Note 9.

Valuation of Satellites, Long-Lived Assets and Investments in and Advances to Affiliates
      The carrying value of our satellites, long-lived assets and investments in and advances to affiliates is reviewed for impairment in accordance with SFAS 144 and Accounting Principles Board (“APB”) Opinion No. 18, Equity Method of Accounting for Investments in Common Stock, respectively. We periodically evaluate potential impairment loss relating to our satellites and other long-lived assets, when a change in circumstances occurs, by assessing whether the carrying amount of these assets can be recovered over their remaining lives through future undiscounted expected cash flows generated by those assets (excluding financing costs). If the expected undiscounted future cash flows were less than the carrying value of the long-lived asset, an impairment charge would be recorded. Changes in estimates of future cash flows could result in a write-down of the asset in a future period. Estimated future cash flows could be impacted by, among other things:

•	Changes in estimates of the useful life of the satellite

•	Changes in estimates of our ability to operate the satellite at expected levels

•	Changes in the manner in which the satellite is to be used

•	The loss of one or several significant customer contracts on the satellite
      If an impairment loss was indicated for a satellite, such amount would be recognized in the period of occurrence, net of any insurance proceeds to be received so long as such amounts are determinable and receipt is probable. If no impairment loss was indicated in accordance with SFAS 144, and we received insurance proceeds, the proceeds would be recognized in our consolidated statement of operations. In the event that the insurance proceeds received exceeded the carrying value of the satellite, the excess of the proceeds over the carrying value of the satellite would be recognized in our consolidated statement of operations.

Deposits
      Deposits primarily represent prepaid amounts on satellite launch vehicles which are expected to be utilized for the launch of customer or Company-owned satellites.

Investments
      Investments in publicly traded common stock are classified as available-for-sale, and are recorded at fair value, with the resulting unrealized gain or loss excluded from net loss and reported as a component of other comprehensive loss until realized (see Notes 5 and 16). Our investment in Globalstar’s $500 million credit facility was accounted for at fair value, with changes in the value (net of tax) recorded as a component of other comprehensive loss (see Note 8).
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
      We provide satellite capacity and network services under lease agreements that generally provide for the use of satellite transponders and, in certain cases, earth stations and other terrestrial communications equipment for periods generally ranging from one year to the end of life of the satellite. Some of these agreements have certain obligations, including providing spare or substitute capacity, if available, in the event of satellite failure. If no spare or substitute capacity is available, the agreement may be terminated. Revenue under transponder lease and network services agreements is recognized as services are performed, provided that a contract exists, the price is fixed or determinable and collectibility is reasonably assured. Revenues under contracts that include fixed lease payment increases are recognized on a straight-line basis over the life of the lease.
      Lease contracts qualifying for capital lease treatment are accounted for as sales-type leases.
      Other terrestrial communications equipment represents network elements (antennas, transmission equipment, etc.) necessary to enable communication between multiple terrestrial locations through a customer-selected satellite communications service provider. Revenue from equipment sales is primarily recognized upon acceptance by the customer, provided that a contract exists, the price is fixed or determinable and collectibility is reasonably assured. Revenue from equipment sales under long-term fixed price contracts is recognized using the cost-to-cost percentage-of-completion method. Losses on contracts are recognized when determined and revisions in profit estimates are reflected in the period in which the conditions that require the revision become known and are estimable. Revenues under arrangements that include both services and equipment elements are allocated based on the relative fair values of the elements of the arrangement; otherwise, revenue is recognized as services are provided over the life of the arrangement.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development
      Independent research and development costs, which are expensed as incurred, were $9 million, $9 million and $16 million for 2004, 2003 and 2002, respectively, and are included in selling, general and administrative expenses.

Foreign Exchange Contracts
      Prior to filing Chapter 11, we entered into foreign exchange contracts as hedges against exchange rate fluctuations of future accounts receivable and accounts payable under contracts-in-process which are denominated in foreign currencies. We follow SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), which among other things requires that all derivative instruments be recorded on the balance sheet at their fair value. Upon filing Chapter 11, SS/ L’s hedges with counterparties (primarily yen denominated forward contracts) were cancelled leaving SS/ L vulnerable to foreign currency fluctuations in the future. The inability to enter into forward contracts exposes SS/ L’s future revenues, costs and cash associated with anticipated yen denominated receipts and payments to currency fluctuations (see Note 16).

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

	Years Ended December 31,

	2004	2003	2002

Reported loss from continuing operations	$(174.3)	$(413.2)	$(636.5)
Add: Total stock based compensation charged to operations under the intrinsic value method, net of taxes	—	—	1.0
Less: Total stock based employee benefit (compensation) determined under the fair value method for all awards, net of taxes	(0.6)	7.6	(46.3)

Pro form loss from continuing operations	(174.9)	(405.6)	(681.8)
Income (loss) from discontinued operations, net of taxes	(2.3)	18.8	57.6

Pro forma net loss before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(177.2)	(386.8)	(624.2)
Cumulative effect of change in accounting principle, net of taxes	—	(2.0)	(890.3)
Extraordinary gain on acquisition of minority interest	—	13.6	—

Pro forma net loss	(177.2)	(375.2)	(1,514.5)
Preferred dividends	—	(6.7)	(89.2)

Pro forma net loss applicable to common shareholders	$(177.2)	$(381.9)	$(1,603.7)

Reported basic and diluted loss per share from continuing operations	$(3.96)	$(9.58)	$(19.47)
Pro forma basic and diluted loss per share from continuing operations	(3.97)	(9.41)	(20.69)
Reported basic and diluted loss per share before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(4.01)	(9.15)	(17.92)
Pro forma basic and diluted loss per share before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(4.02)	(8.98)	(19.14)
Reported loss per share applicable to common shareholders	(4.01)	(8.89)	(41.81)
Pro forma loss per share applicable to common shareholders	(4.02)	(8.72)	(43.03)
      The Plan does not provide for participation or recovery by our common shareholders and, accordingly, these stock options have no value to the employees. The fair values of stock-based employee compensation above were calculated based on the relative values of the options at the date of grant. In order for the stock options to have any value to the holders, the market value of our common stock would have to rise from $0.17 at December 31, 2004 to greater than $3.80 (the lowest price of our stock options outstanding).

Income Taxes
      As a Bermuda company, we are subject to U.S. federal, state and local income taxation at regular corporate rates plus an additional 30% “branch profits” tax on any income that is effectively connected with the conduct of a U.S. trade or business. Loral’s U.S. subsidiaries are subject to regular corporate tax on their worldwide income.
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

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our policy is to establish a tax contingency liability for potential audit issues. The tax contingency liability is based on our estimate of whether additional taxes will be due in the future. Any additional taxes due will be determined only upon completion of current and future federal, state and international tax audits. The timing of such payments cannot be determined but we expect they will not be made within one year. Any such liability would be an unsecured prepetition liability in our bankruptcy proceedings. Therefore, the tax contingency liability is included in “Liabilities Subject to Compromise” in the accompanying Consolidated Balance Sheets. See Note 10.

Additional Cash Flow Information
      The following represents non-cash activities and supplemental information to the consolidated statements of cash flows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Non-cash activities:
Minimum pension liability adjustment	$(19,049)	$(4,526)	$(63,926)

Unrealized gains (losses) on available-for-sale securities, net of taxes	$8,142	$(16,815)	$(12,603)

Unrealized net losses on derivatives, net of taxes	$(1,046)	$(244)	$(2,676)

Insurance proceeds receivable recorded for satellite loss and warranty obligations		$122,770

Conversion of Series C preferred stock and Series D preferred stock to common stock and related issuance of additional common shares on conversions			$605,448

Accrual of preferred dividends		$6,719	$5,508

Supplemental information:
Interest paid, net of capitalized interest	$23,550	$83,062	$106,044

Taxes paid, net of refunds	$4,318	$1,342	$2,124

Cash (paid) received for reorganization items:
Professional fees	$(18,745)	$(7,598)

Employee retention costs	$(6,468)	$(2,680)

Severance costs	$(1,722)

Interest income	$1,740	$708

New Accounting Pronouncements

SFAS 150
      In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. As a result of our adoption of SFAS 150 on July 1, 2003, we reclassified our redeemable convertible preferred stock to liabilities and

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
increased the recorded values to their redemption values (with an offsetting increase to other assets) and recorded a cumulative effect of accounting change of $2 million during the third quarter of 2003, which represents the amortization of expenses incurred on the issuance of the securities from their issuance dates through June 30, 2003, that were not previously amortized.

FIN 46R
      FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”) and its amendment entitled FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”) were first issued by the FASB in January 2003 and revised in December 2003. FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if (a) the equity investors in the entity do not have the characteristics of a controlling financial interest or (b) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We determined that there was no effect on our consolidated financial position or results of operations from the adoption of FIN 46R during the quarter ended March 31, 2004.

SFAS 132R
      In December 2003, the FASB issued SFAS No. 132, as revised, Employers’ Disclosures about Pensions and Other Postretirement Benefits, (“SFAS 132R”), which requires additional disclosures about assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. We adopted the required revised disclosure provisions of SFAS 132R as of December 31, 2003, except for the disclosure of estimated future benefit payments, which as required we disclose as of December 31, 2004 in Note 15.

FSP 106-2
      Financial Accounting Standards Board Position 106-2 (“FSP 106-2”) — see Note 15.

SFAS 123R
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123R”) which requires recognition of compensation cost for stock options and other stock-based awards based on their fair value, generally measured at the date of grant. Compensation cost will be recorded over the period that an employee provides service in exchange for the award. For pre-existing awards, compensation cost is recognized after the effective date of SFAS 123R for the portion of outstanding awards where service has not yet been rendered, based on the grant date fair value of those awards as previously determined under SFAS 123. We are required to adopt SFAS 123R in the first fiscal quarter beginning after June 15, 2005.

SFAS 151
      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, (“SFAS 151”) an amendment of Accounting Research Bulletin (“ARB”) No. 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criteria of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We are required to adopt the provisions of this Statement beginning after January 1, 2006. Currently, we have not completed an assessment of the impact of adopting SFAS 151.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FSP 109-1
      In December 2004, the FASB staff issued FASB Staff Position No. FAS 109-1 (“FSP 109-1”), Accounting for Income Taxes to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (the “Job Creation Act”). The Job Creation Act replaces the export incentives of the extraterritorial income exclusion provision with a tax deduction for income from qualified domestic production activities. FSP 109-1 provides guidance on accounting for the impact of this tax deduction. At this time, we are analyzing these new provisions in order to determine their effect on our financial statements.

4.	Discontinued Operations
      As described in Note 2, on March 17, 2004, we completed the sale of our North American satellites and related assets to Intelsat. The operating revenues and expenses of these assets and interest expense on our secured bank debt through March 18, 2004, have been classified as discontinued operations under SFAS 144 for all periods presented. Due to certain unsettled contingencies, we have deferred the expected gain on the sale of approximately $11 million on our consolidated balance sheet as of December 31, 2004. The determination of the actual gain will be finalized when all contingencies are resolved. Accordingly, the actual gain ultimately recognized may be different than the deferred gain reflected here.
      The following table summarizes certain statement of operations data for the discontinued operations. In 2004, the operating results of the discontinued operations are for the period from January 1, 2004 to March 17, 2004, the date of the sale. The 2004 results include the write-off of approximately $11 million of debt issuance costs to interest expense relating to secured bank debt that we repaid in March 2004 and $9 million of operating income due to an insurance claim received with respect to a satellite that was sold. For the purposes of this presentation, in accordance with SFAS 144, continuing operations includes all indirect costs normally associated with these operations, including telemetry, tracking and control, access control, maintenance and engineering, selling and marketing, and general and administrative.

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Revenues of discontinued operations	$29,149	$143,564	$200,121
Operating income	$22,408	$78,958	$126,339
Interest expense on secured bank debt (Note 10)	(24,756)	(49,178)	(36,153)
Income (loss) before income taxes	(2,348)	29,780	90,186
Income tax provision	—	(10,977)	(32,620)
Income (loss) from discontinued operations	$(2,348)	$18,803	$57,566
      The satellites sold had a net book value of $935 million, including insurance proceeds receivable of $123 million, on our consolidated balance sheet at December 31, 2003. The other related assets and liabilities sold had a net book value of $30 million and $31 million, respectively, as of December 31, 2003.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accumulated Other Comprehensive Loss
      The components of comprehensive loss are as follows (in thousands):

	December 31,		Years Ended December 31,

	2004	2003	2004	2003	2002

Cumulative translation adjustment	$(799)	$(939)	$140	$970	$(4)
Derivatives classified as cash flow hedges, net of taxes:
Net (decrease) increase in foreign currency exchange contracts			—	551	(1,142)
Reclassifications into revenues, cost of sales and income taxes from other comprehensive income			(1,046)	(355)	(1,534)
Reclassifications into interest expense from other comprehensive income for anticipated transactions that are no longer probable			—	(440)	—

Unrealized net gains (losses) on derivatives	(604)	442	(1,046)	(244)	(2,676)
Unrealized (losses) gains on available-for-sale securities, net of taxes	—	(8,142)	8,142	(16,815)	(12,603)
Minimum pension liability adjustment	(88,258)	(69,209)	(19,049)	(4,526)	(63,926)
Less: realized losses on available-for-sale securities included in net loss					1,189

Accumulated other comprehensive loss	$(89,661)	$(77,848)	$(11,813)	$(20,615)	$(78,020)

      As of December 31, 2004, we anticipate reclassifying $1.0 million of the balance of derivatives classified as cash flow hedges (entered into prior to filing bankruptcy) in accumulated other comprehensive loss to earnings in the next year. The unrealized net gains (losses) on derivative transactions at December 31 2004 includes a charge of $1.6 million related to deferred taxes on the unrealized gains recorded prior to 2002, which pursuant to SFAS 109 will be deferred until the related derivative is reclassified to earnings.
      As described in Note 8, with the dissolution of Globalstar, L.P. (“Globalstar”) on June 29, 2004, we wrote-off the remaining book value of our investment in Globalstar’s $500 million credit facility and reduced to zero the unrealized gains and related deferred tax liabilities previously reflected in accumulated other comprehensive loss. The unrealized gains reflected above for the year ended December 31, 2004, include the reversal of $11.4 million of deferred tax liabilities relating to our investment in Globalstar’s $500 million credit facility.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Contracts-in-Process and Long-Term Receivables

Contracts-in-Process

	December 31,

	2004	2003

	(in thousands)
U.S. government contracts:
Amounts billed	$1,936	$3,724
Unbilled receivables	4,818	3,459

	6,754	7,183

Commercial contracts:
Amounts billed	6,210	10,380
Unbilled receivables	6,076	44,500

	12,286	54,880

	$19,040	$62,063

      Unbilled amounts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed in accordance with the contract terms, typically upon shipment of the product, achievement of contractual milestones, or completion of the contract and, at such time, are reclassified to billed receivables.

Long-Term Receivables
      Billed receivables relating to long-term contracts are expected to be collected within one year. We classify billings deferred and the orbital component of unbilled receivables expected to be collected beyond one year as long-term. Receivable balances related to satellite orbital incentive payments and billings deferred as of December 31, 2004 are scheduled to be received as follows (in thousands):

Long-Term
Receivables

2005	$3,801
2006	30,599
2007	2,031
2008	1,888
2009	7,599
Thereafter	32,734

78,652
Less, current portion included in contracts-in-process	(3,801)

Long-term receivables	$74,851

      During 2004, we wrote-off $11.3 million of long-term receivables do to a contract modification. During 2003, we established an allowance for long-term receivables of $20.2 million due to a contract modification. During 2003, we also established a $10.0 million allowance relating to vendor financing receivables from Sirius which we fully recovered. (See Note 3).
      As of December 31, 2004, we owed orbital incentive obligations of $4.3 million (included in liabilities subject to compromise) to two subcontractors for which we have a corresponding receivable of $1.9 million

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
from the customer. Payments of such amounts are due in 2005 and 2006 and are contingent upon collection of the related receivable and the assumption of the subcontracts by the Bankruptcy Court.

7.	Property, Plant and Equipment

	December 31,

	2004	2003

	(in thousands)
Land and land improvements	$24,827	$24,827
Buildings	87,133	86,065
Leasehold improvements	15,638	16,995
Satellites in-orbit, including satellite transponder rights of $279.6 million	1,093,951	1,454,511
Satellites under construction	—	707,453
Earth stations	82,577	59,303
Equipment, furniture and fixtures	276,948	290,257
Other construction in progress	2,337	24,728

	1,583,411	2,664,139
Accumulated depreciation and amortization	(784,503)	(835,857)

	$798,908	$1,828,282

      Depreciation and amortization expense for property, plant and equipment was $131.2 million, $131.1 million and $125.9 million in 2004, 2003 and 2002, respectively. Accumulated depreciation and amortization as of December 31, 2004 and 2003 includes $112.9 million and $91.5 million, respectively, related to satellite transponders where Loral has the rights to transponders for the remaining life of the related satellite.
      On March 17, 2004 we sold our North American satellites and related assets (see Notes 2 and 4).
      In January 2004, our Telstar 14/ Estrela do Sul-1 satellite’s North solar array only partially deployed after launch, diminishing the power and life expectancy of the satellite. At the end of March 2004, the satellite began commercial service able to operate 15 of its 41 transponders. The satellite’s life expectancy is now approximately seven years, as compared to a design life of 15 years. During March 2004, we recorded an impairment charge of $12 million to reduce the carrying value of the satellite and related assets to the expected proceeds from insurance of $250 million. Until the claim process with the insurers has been completed, however, there can be no assurance as to the amount of the insurance proceeds that we will receive regarding this claim. We believe resolution of the insurance claim will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided.
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
      During September 2004, our Telstar 18 satellite began commercial service and we recognized $87 million of sales and $80 million of cost of sales relating to the sales-type lease element of our agreement with APT. In addition, as of December 31, 2004, we have recorded $12 million of deferred revenue relating to the operating lease and service elements of the agreement (primarily APT’s lease of four transponders for four years and four additional transponders for five years and our providing APT with telemetry tracking and control services for the life of the satellite), which will be recognized on a straight-line basis over the life of the related element to be provided. Also, at December 31, 2004, we recorded a long-term liability of $22 million, representing the present value of our obligation to make future payments of $18.1 million to APT on each of the fourth and fifth service anniversaries of Telstar 18.
      The transponder capacity on satellites in orbit is either leased by customers or held for lease by us. Future minimum lease receipts due from customers under long-term operating leases for transponder capacity on our satellites in orbit and for service agreements as of December 31, 2004 are as follows (in thousands):

2005	$113,922
2006	83,433
2007	66,198
2008	55,143
2009	50,709
Thereafter	141,269

$510,674

8.	Investments in and Advances to Affiliates
      Investments in and advances to affiliates consists of (in thousands):

	December 31,

	2004	2003

XTAR equity investment	$49,181	$43,382
Globalstar acquired notes and loans	—	3,292

	$49,181	$46,674

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Equity income (losses) in affiliates, net of taxes (Note 12) consists of (in thousands):

	Years Ended December 31,

	2004	2003		2002

XTAR	$87	$(230)		$(7,017)
Satmex	—	(51,699	) (1)	(25,067)
Europe*Star	—	—		(41,586	) (2)
Globalstar and Globalstar service provider partnerships	46,567	776		(2,610)

	$46,654	$(51,153)		$(76,280)

(1)	Includes the write-off of our remaining investment in Satélites Mexicanos, S.A. de C.V. (“Satmex”) of $29 million due to the financial difficulties that Satmex is having (see below).

(2)	Includes the write-off of our remaining investment in Europe*Star Limited (“Europe*Star”), which resulted from recording valuation allowances of $38 million on the vendor financing and the receivables advanced to Europe*Star due to collection concerns and recording a $7 million impairment charge relating to our investment (see below).
     The consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	Years Ended December 31,

	2004	2003	2002

Revenues	$7,779	$27,716	$79,624
Investment income	—	886	1,177
Interest expense capitalized on development stage enterprises	478	1,196	1,252
Elimination of Loral’s proportionate share of losses (profits) relating to affiliate transactions	2,440	4,444	(10,921)
(Losses) profits relating to affiliate transactions not eliminated	(1,917)	(3,621)	9,887
Amortization of deferred credit and profits relating to investments in affiliates	—	(783)	(508)

XTAR
      XTAR is a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”), a consortium comprised of leading Spanish telecommunications companies, including Hispasat, S.A., and agencies of the Spanish government. XTAR was formed to construct and launch an X-band satellite to provide X-band services to government users in the United States and Spain, as well as other friendly and allied nations. On February 12, 2005, XTAR’s satellite was successfully launched into its orbital slot. The satellite is currently undergoing in-orbit testing and is expected to begin commercial service in the second quarter of 2005.
      We own 56% of XTAR (accounted for under the equity method since we do not control certain significant operating decisions) and Hisdesat owns 44%. As of December 31, 2004, the partners in proportion to their respective ownership interests have contributed $96.5 million to XTAR.
      In January 2005, we made an equity contribution of $2.2 million to XTAR that was approved by the Bankruptcy Court in June 2004, which was matched by $1.76 million from Hisdesat. Also, in January 2005, Hisdesat provided XTAR with a convertible loan in the amount of $10.8 million, for which Hisdesat received enhanced governance rights in XTAR. Moreover, if Hisdesat were to convert the loan into XTAR equity, our equity interest in XTAR would be reduced to 51%.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We have received Bankruptcy Court approval to contribute our share of $2.0 million of additional capital contributions ($1.1 million) to XTAR. This additional contribution has not been made by either us or Hisdesat to date.
      XTAR entered into a Launch Services Agreement with Arianespace, S.A. providing for launch of its satellite on Arianespace’s Ariane 5 ECA launch vehicle. Arianespace has agreed to provide a one-year loan for a portion of the launch price, secured by certain of XTAR’s assets, including the satellite, ground equipment and rights to the orbital slot. The remainder of the launch price consists of a revenue-based fee to be paid over time following commencement of operations by XTAR. If XTAR is unable to repay the Arianespace loan when due, Arianespace will have the right to foreclose on the XTAR assets pledged as collateral, which may adversely affect our investment in XTAR.
      XTAR has agreed to lease certain transponders on the Spainsat satellite, which is being constructed by SS/ L for Hisdesat. XTAR’s lease obligations for such service would initially amount to $6.2 million per year, and will grow to $23 million per year. Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the Spainsat transponders.

Satmex
      In 1997, in connection with the privatization of Satmex by the Mexican Government of its satellite services business, Loral and Principia formed a joint venture that acquired 75% of the outstanding capital stock of Satmex. In addition to the $647 million of cash that was given to the Mexican Government for this 75% interest, as part of the acquisition, a wholly owned subsidiary of the joint venture, Servicios Corporativos Satelitales S.A. de C.V. (“Servicios”), was required to issue a seven-year government obligation (“Government Obligation”) to the Mexican Government. The Government Obligation had an initial face amount of $125 million and has accreted at 6.03% to $189 million as of December 30, 2004, its maturity date. There is no guarantee of this debt by Satmex; however, Loral and Principia have pledged their respective membership interests in the joint venture in a collateral trust to support this obligation. As Servicios did not repay the Government Obligation when it was due, the government of Mexico could foreclose on these shares, which would result in Loral losing nearly all of its investment stake in Satmex. A small portion of our ownership is comprised of direct equity interests in Satmex and such interest has not been pledged.
      On June 30, 2004, Satmex’s outstanding secured floating rate notes became due and Satmex did not make the required principal payment of $203 million. Moreover, Satmex is currently in payment default on its $320 million principal amount of high yield bonds, thus giving the holders of such notes the right to accelerate Satmex’s principal repayment obligations. Satmex has been working for the past year with its shareholders, including Loral, and Satmex’s creditors to negotiate a financial restructuring plan. To date, no agreement has been reached that satisfies all parties. Satmex has stated in its public filings that it may be forced to file under either Chapter 11 of the United States Bankruptcy Code or Mexican reorganization law or both.
      As of December 31, 2004, we had a 49% indirect economic interest in Satmex. We account for Satmex using the equity method. In the third quarter of 2003, we wrote off our remaining investment in Satmex of $29 million (as an increase to its equity loss), due to the financial difficulties that Satmex is having. Accordingly, there is no requirement for us to provide for our allocated share of Satmex’s net losses subsequent to September 30, 2003. In addition, Loral recorded reductions in estimated contract revenues from Satmex, resulting in an increase to our operating loss of approximately $24 million in 2003.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As a result of writing off our remaining investment in Satmex in the third quarter of 2003, the following table presents summary statement of operations data for Satmex for the nine months ended September 30, 2003 and for the year ended December 31, 2002 (in thousands):

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2003	2002

Revenues	$59,212	$85,011
Operating (loss) income	(4,195)	(1,388)
Net loss	(31,687)	(19,932)
Net loss applicable to common stockholders	(32,818)	(21,440)

Europe*Star
      Pursuant to a master settlement agreement on June 30, 2003 with Alcatel, we transferred to Alcatel our minority interest in Europe*Star, a joint venture between us and Alcatel that owned and operated the Europe*Star 1 satellite (see Note 17). In the fourth quarter of 2002, our investment in Europe*Star was reduced to zero, which resulted from our recording valuation allowances of $38 million on the vendor financing and the receivables advanced to Europe*Star due to collection concerns and recording an impairment charge relating to our investment in Europe*Star of $7 million. Accordingly, there is no requirement for us to provide for our allocated share of Europe*Star’s net losses subsequent to December 31, 2002.
      As a result of writing off our remaining investment in Europe*Star in the fourth quarter of 2002, the following table presents summary statement of operations data for Europe*Star for the year ended December 31, 2002 (in thousands):

Revenues	$16,090
Operating loss	(23,162)
Net loss applicable to shareholders	(74,773)

Globalstar Related Activities
      We accounted for our investment in Globalstar’s $500 million credit facility at fair value, with changes in the value (net of tax) recorded as a component of other comprehensive loss (see Notes 5 and 16). We recorded unrealized net gains (losses) after taxes as a component of other comprehensive loss of $8 million, $(17) million and $(13) million in 2004, 2003 and 2002, respectively, in connection with this security.
      On June 29, 2004, Globalstar was dissolved. As a result of Globalstar’s dissolution, we recorded equity income of $47 million on the reversal of vendor financing liabilities that were non-recourse to SS/ L in the event of non-payment by Globalstar (see Note 10).
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

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Loral entered into a settlement and release agreement with Globalstar and Globalstar’s official creditors committee to resolve certain issues related to Globalstar and its restructuring (the “Settlement Agreement”). This Settlement Agreement was approved on April 14, 2003 by the bankruptcy court overseeing Globalstar’s case and closed on July 10, 2003. Among other things, the Settlement Agreement provided that Globalstar grant us, subject to certain conditions, a general release of all claims it may have against us in exchange for certain consideration including, effective upon Globalstar’s emergence from Chapter 11 reorganization, an approximate 50% reduction in the amount of our unsecured claims against Globalstar of approximately $875 million.
      On April 24, 2003, one of Globalstar’s creditors filed a motion seeking reconsideration by Globalstar’s bankruptcy court of its approval of the Settlement Agreement. Globalstar’s bankruptcy court denied this motion for reconsideration on May 30, 2003, and, on June 9, 2003, the creditor filed a notice of appeal of the bankruptcy court’s order approving the Settlement Agreement. Although we believe that the appeal, which is currently pending, is without merit, no assurance can be given in this regard or as to what relief, if any, might be granted in the event the appeal were to be successful.
      During 2002, we recorded a $9 million charge to equity in net losses of affiliates relating to liabilities we had guaranteed in connection with a Globalstar service provider partnership, which we paid in 2002. In 2002, we recovered a claim from a vendor on the Globalstar program. Of this recovery, $14 million ($8 million after taxes) is reflected in the consolidated statement of operations as equity income related to Globalstar. Globalstar or its creditors may assert a claim to some portion or all of the 2002 recovery. If so, the Company will vigorously dispute any such claim.
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

9.	Accounting for Goodwill and Other Acquired Intangible Assets
      On January 1, 2002, we adopted SFAS 142, which addresses the initial recognition and measurement of intangible assets acquired as a result of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. SFAS 142 also changed the evaluation criteria for testing goodwill for impairment to a test based on fair value. Fair value is determined by the amount at which an asset or liability could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and must be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value must be based on the best information available, including prices for similar assets and liabilities and the results of using other valuation techniques, such as public company trading multiples, future discounted cash flows and merger and acquisition transaction multiples.

Goodwill
      In accordance with SFAS 142, our previously recognized cost in excess of net assets acquired (“goodwill”) of $892 million for business acquisitions accounted for under the purchase method of accounting completed prior to July 1, 2001, was reviewed under the new transitional guidance as of January 1, 2002. Goodwill had been previously assigned to our business segments as follows (based on the net book value at December 31, 2001): Satellite Services $606 million and Satellite Manufacturing $286 million. The Company hired professionals in the valuation consulting business to assist in determining the fair value of each of our reporting units. Since there were no quoted market prices in active markets for our reporting units, the

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
measurement of fair value for each reporting unit was based on the best information available for that reporting unit, including reasonable and supportable assumptions and projections, as follows: (1) Satellite Services — public company trading multiples and merger and acquisition transaction multiples and (2) Satellite Manufacturing — future discounted cash flows. Based on the fair values concluded on by those professionals, management determined that the goodwill for each of our reporting units under the new guidance in SFAS 142 was fully impaired. Accordingly, as of January 1, 2002, the Company recorded a non-cash charge for the cumulative effect of the change in accounting principle of $890 million. The charge was the result of a change in the evaluation criteria for goodwill from an undiscounted cash flow approach, which was previously utilized under the guidance in SFAS 121 and APB 17, to the fair value approach which is stipulated in SFAS 142.

Other Acquired Intangible Assets
      We evaluated the useful lives of our other acquired intangible assets in connection with the adoption of SFAS 142 and determined that no changes to the useful lives were necessary.
      Other acquired intangible assets are included in other assets in our consolidated balance sheets as follows (in millions):

	December 31, 2004		December 31, 2003

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Satellite related intangibles(1)	$—	$—	$40.7	$(23.4)
Regulatory fees	22.5	(7.7)	22.7	(6.2)
Other intangibles	13.0	(12.0)	13.0	(10.2)

Total	$35.5	$(19.7)	$76.4	$(39.8)

(1)	Amortization expense is included in discontinued operations.
     As of December 31, 2004, the weighted average remaining amortization period for regulatory fees was 11 years and was one year for other intangibles.
      Total pre-tax amortization expense for other acquired intangible assets was $3.3 million for each of the three years in the period ended December 31, 2004. Annual pre-tax amortization expense for other acquired intangible assets for the five years ended December 31, 2009 is estimated to be as follows (in millions):

2005	$2.5
2006	1.4
2007	1.4
2008	1.4
2009	1.4

10.	Liabilities Subject to Compromise
      As discussed in Note 2, we and our Debtor Subsidiaries have been operating as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code.
      On the consolidated balance sheets, the caption “liabilities subject to compromise” reflects our carrying value of prepetition claims that will be restructured in our Chapter 11 Cases. Pursuant to court order, we have been authorized to pay certain prepetition operating liabilities incurred in the ordinary course of business (e.g. salaries and insurance). Since July 15, 2003, as permitted under the Bankruptcy Code, we have rejected certain of our prepetition contracts and are calculating our estimated liability to the unsecured creditors

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
affected by these rejections. The Bankruptcy Court established January 26, 2004 as the bar date in the Debtors’ Chapter 11 Cases, which is the date by which prepetition claims against us and our Debtor Subsidiaries were to have been filed for claimants to receive any distribution in the Chapter 11 Cases. Differences between liability amounts estimated by us and claims filed by our creditors are being investigated and the Bankruptcy Court will make a final determination of the allowable claims. The determination of how liabilities ultimately will be treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization. (See Note 2). We will continue to evaluate the amount and classification of our prepetition liabilities through the remainder of our Chapter 11 Cases. Should we identify additional liabilities subject to compromise, we will recognize them accordingly. As a result, “liabilities subject to compromise” may change. Claims classified as “liabilities subject to compromise” represent secured as well as unsecured claims. Liabilities subject to compromise at December 31, 2004 and December 31, 2003 consisted of the following (in thousands):

	December 31,

	2004	2003

Debt obligations (see below)	$1,269,977	$2,236,864
Accounts payable	52,728	50,605
Accrued employment costs	542	6,295
Customer advances	30,837	36,430
Accrued interest and preferred dividends	40,428	44,610
Income taxes payable	38,934	39,514
Pension and other postretirement liabilities	178,647	146,566
Other liabilities	79,926	136,815	(1)
6% Series C convertible redeemable preferred stock	187,274	187,274
6% Series D convertible redeemable preferred stock	36,707	36,707

	$1,916,000	$2,921,680

(1)	Includes approximately $47 million of vendor financing that was non-recourse to SS/ L in the event of non-payment by Globalstar due to bankruptcy. In June 2004, we recorded $47 million of equity income relating to Globalstar on the reversal of such non-recourse vendor financing obligations, upon the dissolution of Globalstar (see Note 8).

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Debt Obligations

	December 31,

	2004	2003

	(In thousands)
Loral Orion 10.0% senior notes due 2006:
Principal amount	$612,704	$612,704
Accrued interest (deferred gain on debt exchanges)	214,446	214,446
Bank debt:
Loral Satellite term loan, 5.75% at December 31, 2003	—	226,500
Loral Satellite revolving credit facility, 5.75% at December 31, 2003	—	200,000
LSC term loan facility, 5.25% at December 31, 2003	—	350,000
LSC revolving credit facility, 5.25% at December 31, 2003	—	190,387
9.50% Senior notes due 2006	350,000	350,000
Non-recourse debt of Loral Orion:
11.25% Senior notes due 2007 (principal amount $37 million)	39,402	39,402
12.50% Senior discount notes due 2007 (principal amount $49 million)	53,425	53,425

	$1,269,977	$2,236,864

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
      On March 17, 2004, we repaid all $967 million of our outstanding secured bank debt (see Notes 2 and 4). As of December 31, 2004, the principal amounts of our prepetition debt obligations were $1.049 billion.
      Subsequent to our voluntary petitions for reorganization on July 15, 2003, we only recognized and paid interest on our bank debt through March 18, 2004 and stopped recognizing and paying interest on all other outstanding debt obligations. While we are in Chapter 11, we only recognize interest expense to the extent paid. For the years ended December 31, 2004 and 2003, we did not recognize $43.5 million and $19.9 million, respectively, of interest expense on our senior notes (excluding our 10% senior notes) and $61.3 million and $28.1 million, respectively, of a reduction to accrued interest on our 10% senior notes as a result of the suspension of interest payments on our debt obligations.

Loral Orion Indentures
      On December 21, 2001, Loral Orion issued $613 million principal amount of 10% senior notes due 2006 and guaranteed by Loral, in exchange for the extinguishment of $841 million principal amount of Loral Orion 11.25% senior notes due 2007 and 12.5% senior discount notes due 2007 as discussed below. As part of the exchange, we issued to the new note holders 604,299 five-year warrants to purchase Loral common stock at a price of $23.70 per share. The warrants were valued at $7 million using the Black Scholes option pricing model with the following assumptions: stock volatility, 75%, risk free interest rate, 4.36%, and no dividends during the expected term.
      Interest was payable semi-annually on July 15 and January 15, beginning July 15, 2002. Under U.S. GAAP dealing with debt restructurings, in 2001 the Company recorded a gain of $34 million on the exchange, after expenses of $8 million. The carrying value of the 10% senior notes on the balance sheet at December 31, 2004 was $827 million, although the actual principal amount of the 10% senior notes is $613 million. The difference between this carrying value and the actual principal amount of the 10% senior

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
notes was being amortized over the remaining life of the 10% senior notes, fully offsetting interest expense through maturity of the 10% senior notes. The indenture relating to the 10% senior notes contained covenants, including, without limitation, restrictions on Loral Orion’s ability to pay dividends or make loans to Loral.
      The Loral Orion 11.25% senior notes were originally due in 2007 and required interest payments semi-annually. The 12.5% senior discount notes were originally due in 2007 and required interest payments semi-annually commencing on July 15, 2002. In connection with the Loral Orion acquisition in 1998, the carrying value of the senior notes and senior discount notes were increased to reflect a fair value adjustment based on quoted market prices at the date of acquisition. Such adjustment resulted in effective interest rates of 8.69% and 9.69% on the senior notes and senior discount notes, respectively, through maturity. Along with the issuance of each 11.25% senior note and 12.5% senior discount note, one warrant was originally issued to purchase shares of common stock. Upon the acquisition of Loral Orion, each warrant was converted so that it could purchase shares of Loral common stock. As of December 31, 2004, exercisable warrants for 4,530 shares of our common stock at an exercise price of $0.23 per share under the Loral Orion 11.25% senior notes and 8,397 shares of Loral common stock at an exercise price of $0.30 per share under the Loral Orion 12.5% senior discount notes are yet to be exercised. The Plan does not provide for participation or recovery by our warrants.

Loral Senior Notes
      In 1999, we sold $350 million principal amount of 9.5% Senior Notes due 2006 (“Senior Notes”). The Senior Notes are general unsecured obligations of Loral that: (1) are structurally junior in right of payment to all existing and future indebtedness of our subsidiaries; (2) are equal in right of payment with all existing and future senior indebtedness of Loral (except as to assets pledged to secure such indebtedness); and (3) are senior in right of payment to any future indebtedness which is by its terms junior in right of payment to any senior indebtedness of Loral. Interest on the Senior Notes accrues at the rate of 9.5% per annum and is payable semi-annually on January 15 and July 15. The Senior Notes were scheduled to mature on January 15, 2006. Upon a change of control (as defined), each holder of Senior Notes had the right to require Loral to repurchase such holder’s Senior Notes at a price equal to 101% of the principal amount thereof plus accrued interest to the date of repurchase.
Preferred Stock
      Our 6% Series C convertible redeemable preferred stock (the “Series C Preferred Stock”) and 6% Series D convertible redeemable preferred stock (the “Series D Preferred Stock”) have mandatory redemption dates in 2006 and 2007, respectively. The Company has the right to make mandatory redemption payments to the holders in either cash or common stock, or a combination of the two. On July 1, 2003, we adopted SFAS 150. As a result of the adoption of SFAS 150 on July 1, 2003, we reclassified our preferred stock to liabilities from shareholders’ deficit at June 30, 2003 and the related dividends have been included in interest expense since adoption of SFAS 150 (see Note 3).
      In August 2002, our Board of Directors approved a plan to suspend indefinitely the future payment of dividends on our two series of preferred stock. Accordingly, we have deferred the payments of quarterly dividends due on the Series C and Series D preferred stock. On July 15, 2003, we stopped accruing dividends on the two series of preferred stock, as a result of our Chapter 11 filing. Because we failed to pay dividends on the Series C and the Series D preferred stock for six quarters, holders of the majority of each class of such preferred stock are now entitled, subject to the applicable effects of the Chapter 11 Cases and Loral’s Bermuda insolvency proceedings, to elect two additional members, for a total of four, to Loral’s Board of Directors.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6% Series C Convertible Preferred Stock
      With respect to dividend rights and rights upon liquidation, winding up and dissolution, the Series C Preferred Stock ranks pari passu with the Series D Preferred Stock and senior to or pari passu with all other existing and future series of our preferred stock and senior to our common stock. Prior to redemption, the Series C Preferred Stock is redeemable in cash at any time, in whole or in part, at the option of the Company (at a premium which declines over time). The Series C Preferred Stock is redeemable in cash, our common stock or a combination thereof, at our option, on the mandatory redemption date. As a consequence of the Chapter 11 Cases, it is not likely that a mandatory redemption will occur.
      The Plan does not provide for participation or recovery by our Series C Preferred Stock.

6% Series D Convertible Preferred Stock
      With respect to dividend rights and rights upon liquidation, winding up and dissolution, the Series D Preferred Stock ranks pari passu with the Series C Preferred Stock and all other existing and future series of preferred stock of Loral and senior to Loral common stock. The Series D Preferred Stock is redeemable in cash, our common stock or a combination thereof, at our option, on the mandatory redemption date. As a consequence of the Chapter 11 Cases, it is not likely that a mandatory redemption will occur.
      The Plan does not provide for participation or recovery by our Series D Preferred Stock.
      As of December 31, 2004, we had 12 million authorized shares of preferred stock for which the series had not been designated.

11.	Reorganization Expenses Due to Bankruptcy
      Reorganization expenses due to bankruptcy for the year ended December 31, 2004 and for the period from July 15, 2003 (filing date) to December 31, 2003 were as follows (in thousands):

		July 15, 2003
	Year Ended	(Filing Date) to
	December 31,	December 31,
	2004	2003

Professional fees	$20,898	$15,489
Employee retention costs	10,035	4,692
Severance costs	4,641	—–
Facility closing costs	1,963	—–
Lease rejection claims	220	5,872
Vendor settlement gains	(5,561)	(61)
Interest income	(1,740)	(708)

Total reorganization expenses due to bankruptcy	$30,456	$25,284

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes
      The (provision) benefit for income taxes on the loss from continuing operations before income taxes, equity income (losses) in affiliates and minority interest consists of the following (in thousands):

	Years Ended December 31,

	2004	2003	2002

Current:
U.S. Federal	$—	$358	$5,297
State and local	(335)	(745)	2,199
Foreign	(796)	(604)	(1,041)

Total	(1,131)	(991)	6,455

Deferred:
U.S. Federal	59,635	118,672	55,126
State and local	12,891	(16,811)	13,346
Foreign	(3,650)	960	880
Valuation allowance	(81,029)	(95,500)	(398,229)

Total	(12,153)	7,321	(328,877)

Total income tax (provision) benefit	$(13,284)	$6,330	$(322,422)

      With the dissolution of Globalstar on June 29, 2004, we wrote-off the remaining book value of our investment in Globalstar’s $500 million credit facility and reduced to zero the unrealized gains and related deferred tax liabilities previously reflected in accumulated other comprehensive loss. The reversal of this deferred tax liability resulted in a net deferred tax asset of $11.4 million against which we recorded a full valuation allowance.
      During 2004, we also reduced the balance for certain deferred gains on derivative transactions and the related deferred tax liability included in accumulated other comprehensive loss. The reversal of this deferred tax liability resulted in a net deferred tax asset of $0.7 million against which we recorded a full valuation allowance.
      Therefore, for 2004, our deferred income tax provision for continuing operations includes the additional valuation allowance of $12.1 million.
      The (provision) benefit for income taxes presented above excludes the following items which are recorded elsewhere: (i) a current tax provision of $6.2 million for the year ended December 31, 2002 and a deferred tax provision of $11.0 million and $26.5 million for the years ended December 31, 2003 and 2002, respectively, related to discontinued operations; (ii) a current provision of $4.3 million for the year ended December 31, 2004 related to the deferred gain on sale of assets (see Note 4); and (iii) a current tax provision of $5.6 million for the year ended December 31, 2002 related to the recovery of a claim from a vendor on the Globalstar program included in equity income in affiliates (see Note 8).

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The (provision) benefit for income taxes on the loss from continuing operations before income taxes, equity income (losses) in affiliates and minority interest differs from the amount computed by applying the statutory U.S. Federal income tax rate because of the effect of the following items (in thousands):

	Years Ended December 31,

	2004	2003	2002

Tax benefit at U.S. Statutory Rate of 35%	$72,748	$128,924	$83,139
Permanent adjustments which change statutory amounts:
State and local income taxes, net of federal income tax	8,161	(11,411)	10,104
Non-U.S. income and losses taxed at lower rates	(4,575)	(9,121)	(16,212)
Reorganization expenses due to bankruptcy	(7,080)	(5,885)	—
Change in valuation allowance	(81,029)	(95,500)	(398,229)
Other, net	(1,509)	(677)	(1,224)

Total income tax (provision) benefit	$(13,284)	$6,330	$(322,422)

      For the years ended December 31, 2004, 2003 and 2002, the loss from continuing operations before income taxes includes non-U.S. source income (loss) of approximately $0.3 million, $(22) million and $(49) million, respectively. As of December 31, 2004, the Company had net operating loss carryforwards or NOLs of approximately $1.3 billion, which includes $173 million related to foreign partner interests in CyberStar L.P. (“Cyberstar”) and the former Globalstar partnership, as well as tax credit carryforwards of approximately $12.9 million, which expire in 2022 and 2023. While the NOLs can be used to offset future taxable income, future use may be impaired depending upon various factors relating to our plan of reorganization such as how creditor claims are satisfied, how the equity interests in the reorganized company are distributed, the extent of any capital infusion by new investors and our value and level of debt at the time the Company emerges from bankruptcy, cannot be fully determined at this time. Moreover, if it is determined that an “ownership change” occurred in the three-year period preceding the emergence from bankruptcy, future use of these NOLs would be severely limited. An ownership change would be triggered if shareholders owning 5% or more of our total equity value change their holdings during this three-year period by more than 50% in the aggregate. On August 22, 2003, the Bankruptcy Court entered an order to assist the Company in protecting the NOLs by establishing procedures that require certain proposed acquirers of our securities to notify the Company about a prospective acquisition, thus giving the Company an opportunity to file an objection with the Bankruptcy Court if deemed necessary. While there is no guarantee that the Bankruptcy Court will rule in our favor in the event of a dispute between a proposed acquirer and the Company, a ruling against the Company could jeopardize a substantial portion of its NOLs.
      The Company assesses the recoverability of its NOLs and other deferred tax assets and based upon this analysis, records a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria in SFAS No. 109. Based upon this analysis, management concluded during the fourth quarter of 2002 that, due to insufficient positive evidence substantiating recoverability, a 100% valuation allowance should be established for the entire balance of the net deferred tax assets of our U.S. consolidated tax group.
      During 2004, Loral continued to maintain the valuation allowance decreasing the reserve by $11.1 million to a balance of $659.8 million. Of this net decrease, $87.1 million was applied directly against the deferred tax asset primarily for cancellation of debt income recognized for tax purposes when Globalstar dissolved in June 2004; $16.3 million was applied to equity in net income of affiliates; $7.8 million represented an increase to the allowance for deferred tax assets applied directly to shareholders’ deficit for other comprehensive loss items;

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$1.2 million represented an increase to the allowance applied to discontinued operations; and $2.3 million represented an increase to the allowance applied to the deferred gain on sale of assets. The balance of $81.0 million was charged to the 2004 results.
      During 2003, Loral continued to maintain the valuation allowance increasing the reserve by $94.4 million to a balance of $670.9 million. Of this net increase, $7.8 million represented deferred tax assets applied directly to shareholders’ deficit for other comprehensive loss items, $12.0 million was applied to equity in net losses of affiliates, $0.1 million was applied to discontinued operations and $21.0 million represented a reduction to the allowance which was applied directly against the deferred tax asset. The balance of $95.5 million was charged to the 2003 results.
      During 2002, the valuation allowance was increased by $390.4 million to a balance of $576.5 million. Of this net increase, $31.9 million represented deferred tax assets applied directly to shareholders’ deficit for other comprehensive loss items, $18.7 million primarily related to the cumulative effect of a change in accounting principles on the adoption of SFAS 142, $2.5 million represented a reduction to the allowance applied to discontinued operations and $55.9 million represented a reduction to the allowance which was applied directly against the deferred tax asset. Included in the reduction was the elimination of the benefit for NOLs related to certain foreign partners interests in Globalstar that will expire unrealized. The balance of $398.2 million was charged to the 2002 results.
      As of December 31, 2004 and 2003, valuation allowances of $659.8 million and $670.9 million, respectively, have been established for the entire balances of the net deferred tax assets of our U.S. consolidated tax group. Loral will maintain the valuation allowance until sufficient positive evidence exists to support its reversal. If Loral were to determine that it will be able to realize all or a part of the benefit from its deferred tax assets, an adjustment to the valuation allowance would increase income in the period such determination was made.
      The significant components of the net deferred income tax asset (liability) are (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Postretirement benefits other than pensions	$21,373	$18,959
Inventoried costs	30,718	28,448
Net operating loss and tax credit carryforwards	487,934	624,702
Compensation and benefits	8,669	10,201
Premium on senior notes	69,663	113,847
Investments in and advances to affiliates	38,108	18,938
Other, net	6,715	3,430
Pension costs	44,933	35,113

Total deferred tax assets before valuation allowance	708,113	853,638
Less valuation allowance	(659,783)	(670,922)

Net deferred tax asset	$48,330	$182,716

Deferred tax liabilities:
Property, plant and equipment	$66,436	$199,883
Income recognition on long-term contracts	12,501	13,440

Total deferred tax liability	$78,937	$213,323

Net deferred tax liability	$(30,607)	$(30,607)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The net deferred income tax liability is included in other long-term liabilities.

13.	Shareholders’ Deficit

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

Series B Preferred Stock
      Our Series B Preferred Stock will, if issued, be junior to any other series of preferred stock which may be authorized and issued. Our Series B Preferred Stock becomes issuable upon exercise by holders of rights issued under our rights plan. The rights are issued with our common stock and become detachable, and thus exercisable, only upon the occurrence of certain events. Each right, when it becomes exercisable, entitles the holder to purchase from us a unit consisting initially of one-thousandth of a share of Series B Preferred Stock at a purchase price of $50 per unit, subject to adjustment.

Series C and Series D Preferred Stock Conversions (see Note 10)
      On October 8, 2002, we completed exchange offers for our Series C and Series D preferred stock and converted 4.3 million shares of our Series C Preferred Stock and 2.7 million shares of our Series D Preferred Stock for 4.6 million shares of our common stock and $13.4 million in cash. In connection with the exchange offers, we incurred $21.6 million of dividend charges, comprised of the $13.4 million in cash and non-cash dividend charges of $8.2 million. The non-cash dividend charges related to the difference between the value of our common stock issued in the exchanges and the value of the shares that were issuable under the stated conversion terms of the preferred stock and had no impact on our total shareholders’ deficit as the offset was an increase in common stock and paid-in capital.
      During the second quarter of 2002, in privately negotiated exchange transactions, we converted 1.8 million shares of our Series C Preferred Stock and 2.7 million shares of its Series D Preferred Stock into 3.1 million shares of our common stock. In connection with these transactions, Loral incurred non-cash dividend charges of $38 million, which primarily relate to the difference between the value of the common stock issued in the exchanges and the value of the shares that were issuable under the stated conversion terms of the preferred stock. The non-cash dividend charges had no impact on our total shareholders’ deficit, as the offset was an increase in common stock and paid-in capital.

Stock Plans
      On April 18, 2000, our Board of Directors approved a new stock option plan (the “2000 Plan”) in order to provide an inducement to attract and retain the services of qualified employees. The 2000 Plan is intended to constitute a “broadly-based plan” as defined in Section 312.04(h) of the NYSE Listed Company Manual, which provides that at least 50% of grants thereunder exclude senior management. The 2000 Plan provides for the grant of non-qualified stock options only. As of December 31, 2004, up to 3.7 million shares of common

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock may be issued under the 2000 Plan, of which approximately 1.2 million options at a weighted average exercise price of $18.69 per share were outstanding as of December 31, 2004.
      In April 1996, Loral established the 1996 Stock Option Plan. An aggregate of 1.8 million shares of common stock have been reserved for issuance, of which approximately 0.7 million options at a weighted average exercise price of $92.76 per share were outstanding as of December 31, 2004.
      In connection with the acquisition of Loral Orion, we assumed the unvested employee stock options of Loral Orion.
      The Plan does not provide for participation or recovery by our common shareholders and, accordingly, these stock options have no value to the employees. A summary of the status of our stock option plans as of December 31, 2004, 2003 and 2002 and changes during the periods then ended is presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at January 1, 2002	4,766,066	$66.60
Granted at fair market value (weighted average fair value $10.80 per share)	93,950	18.60
Granted below fair market value (weighted average fair value $3.76 per share)	40,000	0.10
Exercised	(40,000)	0.10
Forfeited	(575,132)	86.40

Outstanding at December 31, 2002	4,284,884	62.90
Granted below fair market value (weighted average fair value $3.06 per share)	30,000	0.10
Exercised	(30,000)	0.10
Forfeited	(1,897,671)	83.60

Outstanding at December 31, 2003	2,387,213	46.45
Granted below fair market value (weighted average fair value $3.06 per share)
Exercised	—	—
Forfeited	(384,343)	$39.12

Outstanding at December 31, 2004	2,002,870	$47.86

Options exercisable at December 31, 2002	2,555,606	$77.36

Options exercisable at December 31, 2003	1,945,227	$52.21

Options exercisable at December 31, 2004	1,974,654	$48.25

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about our outstanding stock options at December 31, 2004:

	December 31, 2004

	Outstanding
				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price Range	Number	Life-Years	Price	Number	Price

$3.80 — $19.60	1,021,683	6.79	$13.23	995,653	$13.09
$24.75 — $34.70	376,787	6.02	32.63	375,121	32.67
$75.00 — $81.30	270,940	5.52	79.99	270,940	79.99
$105.00 — $155.00	199,152	1.72	111.91	198,632	111.90
$160.00 — $202.00	86,160	4.09	165.76	86,160	165.76
$238.50 — $272.80	48,148	2.17	245.25	48,148	245.25

	2,002,870	5.74	47.86	1,974,654	48.25

      As of December 31, 2004, there were 3,380,146 shares of common stock available for future grant under the plans. However, as a result of our Chapter 11 filing, we are not able to grant any stock options.
      In connection with an exchange offer for certain outstanding stock options completed on March 7, 2003, we accepted and cancelled existing stock options to purchase an aggregate of 1,488,440 shares of common stock that were tendered in the exchange offer and agreed to grant in exchange new stock options to purchase an aggregate of 602,149 shares of common stock. The new options were to be granted, subject to the terms and conditions of the exchange offer, on September 8, 2003. As a result of our Chapter 11 filing, however, we were not able to grant the new stock options. Any claims or rights that option holders whose options were cancelled may have will be addressed in the context of the Chapter 11 Cases. These cancellations have been reflected as forfeitures in 2003.

14.	Loss Per Share
      Basic loss per share is computed based upon the weighted average number of shares of common stock outstanding. Diluted loss per share excludes the assumed conversion of the Series C Preferred Stock and the Series D Preferred Stock (see Note 13), as their effect would have been antidilutive. For 2004, 2003 and 2002, weighted options equating to zero, zero and 151,632 shares of common stock, respectively, as calculated using the treasury stock method, were excluded from the calculation of diluted loss per share, as the effect would have been antidilutive.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the computation of basic and diluted loss per share:

	Years Ended December 31,

	2004	2003	2002

	(in thousands, except per share data)
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(174,347)	$(413,158)	$(636,468)
Income (loss) from discontinued operations, net of taxes	(2,348)	18,803	57,566

Loss before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(176,695)	(394,355)	(578,902)
Cumulative effect of change in accounting principle	—	(1,970)	(890,309)
Extraordinary gain on acquisition of minority interest	—	13,615	—

Net loss	(176,695)	(382,710)	(1,469,211)
Preferred dividends	—	(6,719)	(89,186)

Net loss applicable to common stockholders	$(176,695)	$(389,429)	$(1,558,397)

Denominator:
Weighted average common shares outstanding	44,108	43,819	37,272

Basic and diluted loss per share:
Continuing operations	$(3.96)	$(9.58)	$(19.47)
Discontinued operations	(0.05)	0.43	1.55

Before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(4.01)	(9.15)	$(17.92)
Cumulative effect of change in accounting principle	—	(0.05)	(23.89)
Extraordinary gain on acquisition of minority interest	—	0.31	—

Loss per share	$(4.01)	$(8.89)	$(41.81)

15.	Pensions and Other Employee Benefits
     Pensions
      We maintain a pension plan and a supplemental retirement plan. These plans are defined benefit pension plans and members in certain locations may contribute to the pension plan in order to receive enhanced benefits. Eligibility for participation in these plans vary and benefits are based on members’ compensation and/or years of service. Our funding policy is to fund the pension plan in accordance with the Internal Revenue Code and regulations thereon and to fund the supplemental retirement plan on a discretionary basis. Plan assets are generally invested in listed stocks and bonds and U.S. government and agency obligations.

Other Benefits
      In addition to providing pension benefits, we provide certain health care and life insurance benefits for retired employees and dependents. Participants are eligible for these benefits when they retire from active service and meet the eligibility requirements for our pension plan. These benefits are funded primarily on a pay-as-you-go basis, with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for 2004 and 2003, and a statement of the funded status as of December 31, 2004 and 2003, respectively. We use a December 31 measurement date for the pension plans and other post retirement benefit plans.

	Pension Benefits		Other Benefits

	2004	2003	2004	2003

	(in thousands)
Reconciliation of benefit obligation
Obligation at January 1	$353,881	$319,950	$69,337	$71,990
Service cost	9,694	10,647	1,212	3,139
Interest cost	22,740	22,021	5,178	5,647
Participant contributions	1,008	1,033	1,592	1,055
Plan amendments				(20,842)
Actuarial loss	28,467	24,405	9,748	21,981
Curtailment gain		(6,207)		(9,893)
Benefit payments	(20,692)	(17,968)	(5,038)	(3,740)

Obligation at December 31	$395,098	$353,881	$82,029	$69,337
Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$218,897	$203,225	$1,380	$1,549
Actual return (loss) on plan assets	17,268	32,607	26	40
Employer contributions	13,255		3,194	2,476
Participant contributions	1,008	1,033	1,592	1,055
Benefit payments	(19,743)	(17,968)	(5,038)	(3,740)

	$230,685	$218,897	$1,154	$1,380
Funded status
Unfunded status at December 31	$(164,413)	$(134,984)	$(80,875)	$(67,957)
Unrecognized prior service cost	(225)	(261)	(21,335)	(25,362)
Unrecognized loss	125,248	102,486	50,041	45,252

Net amount recognized	$(39,390)	$(32,759)	$(52,169)	$(48,067)

      The following table provides the details of the net pension liability recognized in the balance sheet as of December 31, 2004 and 2003, respectively (in thousands):

	2004	2003

Accrued benefit liability	$(127,648)	$(101,968)
Accumulated other comprehensive loss	88,258	69,209

Net amount recognized	$(39,390)	$(32,759)

      Included in liabilities subject to compromise (Note 10) at December 31, 2004 and 2003, is $179 million and $147 million, respectively, of the accrued benefit liability for pensions and the net amount recognized for other benefits.
      The accumulated pension benefit obligation was $358.5 million and $321.0 million at December 31, 2004 and 2003, respectively.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2004, we contributed $13.3 million to the qualified pension plan. During 2005, based on current estimates, we expect to contribute approximately $13 million to the qualified pension plan. The significant declines experienced in the financial markets in previous years have unfavorably impacted pension plan asset performance. This, coupled with historically low interest rates (a key factor when estimating pension plan liabilities), caused us to recognize an additional $19.0 million during 2004, for a total of $88.3 million of non-cash charges to other comprehensive income (loss) as of December 31, 2004. Market conditions and interest rates significantly affect future assets and liabilities of our pension plans, and this charge to equity will be revalued in the future based upon plan assets and the measurement of plan obligations which is completed at the end of each fiscal year.
      The following table provides the components of net periodic cost for the plans for 2004, 2003 and 2002, respectively (in thousands):

	Pension Benefits			Other Benefits

	2004	2003	2002	2004	2003	2002

Service cost	$9,694	$10,647	$9,382	$1,212	$3,139	$2,135
Interest cost	22,740	22,021	21,041	5,178	5,647	4,111
Expected return on plan assets	(19,415)	(18,318)	(22,640)	(74)	(139)	(135)
Amortization of prior service cost	(36)	(36)	(36)	(1,931)	(1,429)	(1,272)
Amortization of net loss	5,294	5,372	540	2,911	2,120	733
Recognition of curtailment loss (gain)	—	18	—	—	(1,257)	—

Net periodic cost	$18,277	$19,704	$8,287	$7,296	$8,081	$5,572

      The principal actuarial assumptions were:
      Assumptions used to determine net periodic cost:

	2004	2003	2002

Discount rate	6.25%	6.75%	7.50%
Expected return on plan assets	9.00%	9.00%	9.50%
Rate of compensation increase	4.25%	4.25%	4.25%
      Assumptions used to determine the benefit obligation:

	2004	2003

Discount rate	6.00%	6.25%
Rate of compensation increase	4.25%	4.25%
      The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the projected benefit obligation for the plans, the asset mix of the plans and the fact that the plan assets are actively managed to mitigate risk. Allowable investment types include equity investments and fixed income investments. Pension plan assets are managed by Russell Investment Corp., which allocates the assets into specified Russell designed funds as per our directed asset allocation. Each specified Russell fund is then managed by investment managers chosen by Russell. The targeted allocation of our pension plan assets is 60% in equity investments and 40% in fixed income investments. Based on this target allocation, the fifteen year historical return of our investment managers has been 10.7%. The expected long-term rate of return on plan assets determined on this basis was 9.0% for 2004 and 2003, a decline of 50 basis points from 2002.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our pension and other employee benefits plan asset allocations by asset category as of December 31, 2004 and 2003 are as follows:

	2004	2003

Equity investments	56%	55%
Fixed income investments	44%	45%

	100%	100%

      Actuarial assumptions used a health care cost trend rate of 10.0% decreasing gradually to 5.0% by 2009. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates for 2004 would have the following effects (in thousands):

	1% Increase	1% Decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$531	$(445)
Effect on the health care component of the accumulated postretirement benefit obligation	$6,768	$(5,746)
      The following benefit payments, which reflect future services, as appropriate, are expected to be paid (in thousands):

		Other Benefits

		Gross
	Pension	Benefit	Subsidy
	Benefits	Payments	Receipts

2005	$19,747	$4,792	$—
2006	20,233	4,937	(311)
2007	20,789	5,172	(351)
2008	21,618	5,435	(387)
2009	22,341	5,749	(422)
2010 to 2014	124,279	32,310	(2,572)
      Assets designated to fund the obligations of our supplementary retirement plan are held in a trust. Such assets are not available for general corporate use; however, these assets are available to general creditors in our bankruptcy proceedings and, therefore do not qualify as plan assets. Accordingly, we have classified these assets as other assets in the accompanying consolidated balance sheets and have reclassified the $8.1 million of supplementary retirement plan assets held in trust as of December 31, 2003 by increasing other assets and liabilities subject to compromise by this amount.
      Additionally, only unpaid post-petition minimum funding requirements would not be subject to compromise if we were to reject our pension and other post retirement liabilities in the bankruptcy proceedings. Therefore, all pension and post retirement liabilities in excess of our unpaid post-petition minimum funding requirements have been classified as liabilities subject to compromise on the accompanying consolidated balance sheets and we have reclassified $8.0 million of such liabilities as of December 31, 2003 by reducing pension and other post retirement liabilities and increasing liabilities subject to compromise by $8.0 million.
      On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (DIMA). DIMA introduces a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB released FSP 106-2 to provide guidance on accounting and disclosure requirements related to DIMA. We adopted FSP 106-2 effective as of the beginning of the fourth quarter of 2004, the earliest the required

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
actuarial information was available. As a result of the adoption of FSP 106-2 our net periodic cost for the fourth quarter was reduced by $0.2 million and the accumulated benefit obligation was reduced by $6.7 million.

Employee Savings Plan
      We have an employee savings plan, which provides that we match the contributions of participating employees up to a designated level. Under this plan, the matching contributions in our common stock or cash were $4.7 million, $5.3 million and $6.6 million in 2004, 2003 and 2002, respectively. All matching contributions since July 4, 2003, have been in cash. Employees vested in the savings plan are able to redirect our matching contributions to any available fund. In addition, employees are able to direct their individual contributions to any available fund.

16.	Financial Instruments and Foreign Currency

Financial Instruments
      The estimated fair values of our financial instruments are as follows (in thousands):

	December 31,

	2004		2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$147,773	$147,773	$141,644	$141,644
Supplemental retirement plan assets	7,444	7,444	8,072	8,072
Investment in Globalstar $500 million credit facility	—	—	3,440	3,440
Debt	1,269,977	563,000	2,236,864	1,650,035
6% Series C Preferred Stock	187,274	1,000	187,274	13,000
6% Series D Preferred Stock	36,707	—	36,707	3,000
      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:
      The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of supplemental retirement plan assets is based on market quotations. The fair value of our investment in Globalstar’s $500 million credit facility was based on the quoted market price of Globalstar’s public debt securities, as adjusted for the settlement agreement (see Note 8). The fair value of our debt is based on the carrying value for those obligations that have short-term variable interest rates on the outstanding borrowings and quoted market prices for obligations with long-term or fixed interest rates. As of December 31, 2003, the fair value for the Loral Orion 11.25% and 12.5% senior notes was based on the quoted market price of the Loral Orion 10% senior notes, as there was no active market for those senior notes. The fair value of our preferred stock is based on market quotations.
      Approximately $214 million of the carrying amount of debt as of December 31, 2004 and 2003 is attributable to the accounting for the Loral Orion exchange offer (see Note 10).

Foreign Currency
      We, in the normal course of business, are subject to the risks associated with fluctuations in foreign currency exchange rates. Prior to filing Chapter  11, we entered into forward exchange contracts to establish with certainty the U.S. dollar amount of future anticipated cash receipts and payments and firm commitments for cash payments denominated in a foreign currency. The primary business objective of this hedging program was to minimize the gains and losses resulting from exchange rate changes.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Ineffectiveness from all hedging activity was immaterial for the years ended December 31, 2004, 2003 and 2002.
      When we filed for Chapter 11, SS/ L’s hedges with counterparties (primarily yen denominated forward contracts) were cancelled, leaving SS/ L vulnerable to foreign currency fluctuations in the future. The inability to enter into forward contracts exposes SS/ L’s future revenues, costs and cash associated with anticipated yen denominated receipts and payments to currency fluctuations. As of December 31, 2004, SS/ L had the following amounts denominated in Japanese Yen (which have been translated into U.S. dollars based on the December 31, 2004 exchange rate) that were unhedged (in millions):

	Japanese Yen	U.S.$

Future revenues	¥1,770	$17.2
Future expenditures	114	1.1
Contracts-in-process (unbilled receivables)	1,467	14.2
      At December 31, 2004, SS/ L also had future expenditures in EUROs of 78,000 ($106,000 U.S.) that were unhedged.

17.	Commitments and Contingencies
      We had outstanding letters of credit of approximately $5 million as of December 31, 2004.
      Due to the long lead times required to produce purchased parts and launch vehicles, we have entered into various purchase commitments with suppliers. These commitments aggregated approximately $82 million as of December 31, 2004, and primarily relate to satellite backlog. We were also obligated to pay $10 million over the next five years pursuant to a consent agreement with the U.S. Department of State, which can be reduced by the Company incurring certain costs as required under the consent agreement.
      SS/ L has deferred revenue and accrued liabilities for performance warranty obligations relating to satellites sold to customers, which could be affected by future performance. SS/ L accounts for satellite performance warranties in accordance with the product warranty provisions of FIN 45, which requires disclosure, but not initial recognition and measurement, of performance guarantees. SS/ L estimates the deferred revenue for its warranty obligations based on historical satellite performance. SS/ L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for each of the three years in the period ended December 31, 2004, is as follows (in millions):

Balance of deferred amounts at January 1, 2002	$14.8
Accruals for deferred amounts issued during the period	1.0
Accruals relating to pre-existing contracts (including changes in estimates)	(1.7)

Balance of deferred amounts at December 31, 2002	14.1
Accruals for deferred amounts issued during the period	—
Accruals relating to pre-existing contracts (including changes in estimates)	2.2

Balance of deferred amounts at December 31, 2003	16.3
Accruals for deferred amounts issued during the period	2.9
Accruals relating to pre-existing contracts (including changes in estimates)	6.8

Balance of deferred amounts at December 31, 2004	$26.0

      Loral Skynet has in the past entered into prepaid leases, sales contracts and other arrangements relating to transponders on its satellites. Under the terms of these agreements, as of December 31, 2004, Loral Skynet

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
continues to provide for a warranty for periods of two years to eight years for sales contracts and other arrangements (seven transponders), and prepaid leases (two transponders). Depending on the contract, Loral Skynet may be required to replace transponders which do not meet operating specifications. Substantially all customers are entitled to a refund equal to the reimbursement value if there is no replacement, which is normally covered by insurance. In the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer. For other arrangements, in the event of transponder failure where replacement capacity is not available on the satellite, one customer is not entitled to reimbursement, and the other customer’s reimbursement value is based on contractually prescribed amounts that decline over time.
      We filed for bankruptcy protection on July 15, 2003 and are subject to its associated risks and uncertainties (see Notes 2 and 3).
      Eighteen of the satellites built by SS/ L and launched since 1997, three of which are owned and operated by our subsidiaries or affiliates, have experienced minor losses of power from their solar arrays. Although to date, neither we nor any of the customers using the affected satellites have experienced any degradation in performance, there can be no assurance that one or more of the affected satellites will not experience additional power loss that could result in performance degradation, including loss of transponder capacity or reduction in power transmitted. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. A complete or partial loss of a satellite’s capacity could result in a loss of orbital incentive payments to us and, in the case of satellites owned by our subsidiaries and affiliates, a loss of revenues and profits. With respect to satellites under construction and the construction of new satellites, based on its investigation of the matter, SS/ L has identified and has implemented remediation measures that SS/ L believes will prevent newly launched satellites from experiencing similar anomalies. SS/ L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or the construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses, and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, we believe that this matter will not have a material adverse effect on our condensed consolidated financial position or our results of operations, although no assurance can be provided.
      In November 2004, Intelsat Americas 7 (formerly Telstar 7) experienced an anomaly which caused it to completely cease operations for several days before it was partially recovered. Four other satellites manufactured by SS/ L have designs similar to Intelsat Americas 7 and, therefore, could be susceptible to similar anomalies in the future. A partial or complete loss of a satellite could result in a loss of orbital incentive payments to SS/ L.
      SS/ L has contracted to build a spot beam, Ka-band satellite for a customer planning to offer broadband data services directly to the consumer. SS/ L had suspended work on this program in December 2001 while the customer and SS/ L discussed how to resolve a contract dispute. In March 2003, SS/ L and the customer reached an agreement in principle to restart the satellite construction program, and, in June 2003, SS/ L and the customer executed a definitive agreement and SS/ L entered into a security agreement with the customer that provided the customer with a security interest in the work-in-progress of the customer’s contract (the “SS/ L Security Agreement”). In September 2004, SS/ L and the customer amended the agreement to provide for, among other things, acceleration of the payment of $15 million of the outstanding vendor

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financing (received in October 2004) and the granting of a security interest by the customer to secure payment of the remaining vendor financing (the “Customer Security Agreement”). In October 2004, the Bankruptcy Court approved the Customer Security Agreement and SS/ L’s assumption of the amended contract and the SS/ L Security Agreement. As of December 31, 2004, SS/ L had billed and unbilled accounts receivable and vendor financing arrangements of $52 million (including accrued interest of $14 million) with this customer, of which approximately $43 million will be paid to SS/ L beginning in 2006 through 2011.
      SS/ L was a party to an Operational Agreement with Alcatel Space Industries, pursuant to which the parties had agreed to cooperate on certain satellite programs, and an Alliance Agreement with Alcatel Space (together with Alcatel Space Industries, “Alcatel”), pursuant to which Alcatel had certain rights with respect to SS/ L. On June 30, 2003, Loral, SS/ L and Alcatel entered into a master settlement agreement in settlement of all claims among the parties, including arbitration claims brought by Alcatel against Loral alleging breaches of the Operational Agreement and Alliance Agreement. Pursuant to the master settlement agreement, in 2003 Loral paid Alcatel $5 million and agreed to pay an additional $8 million within one year, resulting in a charge to operations of $13 million. In addition, Alcatel transferred to Loral its minority interest in CyberStar, and Loral transferred to Alcatel its minority interests in Europe*Star and SkyBridge Limited Partnership that Loral had previously written off. As a result of receiving Alcatel’s minority interest in CyberStar, Loral recognized an extraordinary gain of $14 million in the second quarter of 2003, which represents the extinguishment of the minority interest liability less the fair value of the acquired net assets. Under the terms of the master settlement agreement, the arbitration and a related court proceeding to confirm the arbitral tribunal’s partial award were suspended, with termination of the arbitration to occur on the date of confirmation of a plan of reorganization or a liquidation, provided that if any action is commenced in the Chapter 11 Cases seeking the repayment, disgorgement or turnover of the transfers made in connection with the master settlement agreement, because of the commencement of the Chapter 11 Cases, the arbitration and related court confirmation proceeding would not be terminated until such repayment, disgorgement or turnover action had been dismissed. The master settlement agreement also provides that Alcatel is entitled to reinstate the arbitration if it is required by judicial order to repay, disgorge or turn over the consideration paid to it under the agreement in the context of the Chapter 11 Cases.
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
      The launch of ChinaSat 8 has been delayed pending SS/ L’s obtaining the approvals required for the launch. In June 2004, the Bankruptcy Court approved a settlement agreement among ChinaSat, SS/ L and China Great Wall Industry Corporation which resolved a portion of the disputes outstanding among the parties. This settlement agreement provided, among other things, for a release by ChinaSat of any claim it may have against SS/ L to recover some or all of the $52 million that ChinaSat paid to SS/ L, and SS/ L paid to China Great Wall, for a Chinese launch vehicle. In February 2005, SS/ L and ChinaSat reached a global settlement to resolve all other issues outstanding between the two companies. Under the terms of that settlement, which is subject to approval by the Bankruptcy Court, SS/ L would assume its construction contract with ChinaSat, as amended to reflect the terms of the settlement. SS/ L in turn would have no obligation to deliver the ChinaSat 8 satellite until all required export licenses are received. SS/ L and ChinaSat would provide mutual releases in respect of any liability under the original contract and ChinaSat would withdraw all claims filed against SS/ L and its affiliates in their bankruptcy proceedings.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 1999, as part of its discussions with ChinaSat over the delay in delivery of the ChinaSat 8 satellite, we agreed to provide to ChinaSat usage rights to one Ku-band and two C-band transponders on our Telstar 10 satellite for the life of the satellite. As part of the terms of the overall settlement reached in February 2005, ChinaSat agreed to relinquish its rights in the two C-band transponders on the Telstar 10 satellite, in exchange for rights to use two Ku-band transponders — one on Telstar 10 for the life of the satellite and another on Telstar 18 for the life of the Telstar 10 satellite plus two years. This transponder arrangement is likewise subject to Bankruptcy Court approval.
      SS/ L has entered into several long-term launch services agreements with various launch providers to secure future launches for its customers, including Loral and its affiliates. SS/ L had launch services agreements with International Launch Services (“ILS”) which covered a number of launches, three of which remained open. In November 2002, SS/ L elected to terminate one of those future launches, which had a termination liability equal to SS/ L’s deposit of $5 million. Subsequently, SS/ L received a letter from ILS alleging SS/ L’s breach of the agreements and purporting to terminate the launch service agreements and all remaining launches. Despite ILS’s wrongful termination of the agreements and all remaining launches, to protect its interest, SS/ L also terminated a second launch, which had a termination liability equal to its deposit of $5 million, but reserved all of its rights against ILS. As a result, SS/ L recognized a non-cash charge to earnings of $10 million in the fourth quarter of 2002 with respect to the two terminated launches. In June 2003, to protect its interest, SS/ L also terminated a third launch, which had a termination liability equal to $23.5 million, and SS/ L recognized a non-cash charge to earnings of $23.5 million in the second quarter of 2003 with respect to this launch. SS/ L also reserved all of its rights at that time. In April 2004, SS/ L commenced an adversary proceeding against ILS in the Bankruptcy Court to seek recovery of $37.5 million of its deposits. In June 2004, ILS filed counterclaims in the Bankruptcy Court, and, in January 2005, the Bankruptcy Court dismissed two of ILS’s four counterclaims. In the two remaining counterclaims, ILS is seeking to recover damages, in an unspecified amount, as a result of our alleged failure to assign to ILS two satellite launches and $38 million in lost revenue due to our alleged failure to comply with a contractual obligation to assign to ILS the launch of another satellite. We believe that ILS’s counterclaims are without merit and intend to defend against them vigorously and will continue to seek recovery of SS/ L’s deposits. We do not believe that this matter will have a material adverse effect on our consolidated financial position or results of operations, although no assurance can be provided.
      We have estimated that we will incur approximately $47 million to repair a satellite that was damaged in transit, a significant portion of which we expect to recover through insurance coverage. We believe resolution of the insurance claim, will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided.
      While we have in the past, consistent with industry practice and the requirements in our debt agreements, typically obtained in-orbit insurance for our satellites, we cannot assure that, upon a policy’s expiration, we will be able to renew the insurance on acceptable terms, especially on satellites that have, or that are part of a family of satellites that have, experienced problems in the past. Two satellites owned by us have the same solar array configuration as one other 1300-class satellite manufactured by SS/ L that has experienced an event with a large loss of solar power. SS/ L believes that this failure is an isolated event and does not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, we do not believe that this anomaly will affect our two satellites with the same solar array configuration. The insurance coverage for these satellites, however, provides for coverage of losses due to solar array failures only in the event of a capacity loss of 75% or more for one satellite and 80% or more for the other satellite. We believe that the insurers will require either exclusions of, or limitations on, coverage due to solar array failures in connection with future insurance renewals for these two satellites. An uninsured loss of a satellite would have a material adverse effect on our consolidated financial position and our results of operations.

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

Lawsuits against our Directors and Officers
      In August 2003, plaintiffs Robert Beleson and Harvey Matcovsky filed a purported class action complaint against Bernard Schwartz in the United States District Court for the Southern District of New York. The complaint alleges (a) that Mr. Schwartz violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about our financial condition relating to the sale of assets to Intelsat and Loral’s Chapter 11 filing and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from June 30, 2003 through July 15, 2003, excluding the defendant and certain persons related to or affiliated with him. In November 2003, three other complaints against Mr. Schwartz with substantially similar allegations were consolidated into the Beleson case. In February 2004, a motion to dismiss the complaint in its entirety was denied by the court. Defendant filed an answer in March 2004, and discovery has commenced and is ongoing.
      In November 2003, plaintiffs Tony Christ, individually and as custodian for Brian and Katelyn Christ, Casey Crawford, Thomas Orndorff and Marvin Rich, filed a purported class action complaint against Bernard Schwartz and Richard J. Townsend in the United States District Court for the Southern District of New York. The complaint alleges (a) that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Loral’s financial condition relating to the restatement in 2003 of the financial statements for the second and third quarters of 2002 to correct accounting for certain general and administrative expenses and the alleged improper accounting for a satellite transaction with APT Satellite Company Ltd. and (b) that each of the defendants is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from July 31, 2002 through June 29, 2003, excluding the defendants and certain persons related to or affiliated with them. In October 2004, a motion to dismiss the complaint in its entirety was denied by the court. Defendants filed an answer to the complaint in December 2004, and discovery has commenced.
      In April 2004, two separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by former Loral employees and participants in the Loral Savings Plan (the “Savings Plan”) were consolidated into one action titled In re: Loral Space ERISA Litigation. In July 2004, plaintiffs in the consolidated action filed an amended consolidated complaint against the members of the Loral Space & Communications Ltd. Savings Plan Administrative Committee and certain existing and former members of the Board of Directors of Space Systems/ Loral, Inc., including Bernard L. Schwartz. The amended complaint alleges (a) that defendants violated Section 404 of the Employee Retirement Income Security Act (“ERISA”), by breaching their fiduciary duties to prudently and loyally manage the assets of the Savings Plan by including Loral common stock as an investment alternative and by providing matching contributions under the Savings Plan in Loral stock, (b) that the director defendants violated Section 404 of

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ERISA by breaching their fiduciary duties to monitor the committee defendants and to provide them with accurate information, (c) that defendants violated Sections 404 and 405 of ERISA by failing to provide complete and accurate information to Savings Plan participants and beneficiaries, and (d) that defendants violated Sections 404 and 405 of ERISA by breaching their fiduciary duties to avoid conflicts of interest. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all participants in or beneficiaries of the Savings Plan at any time between November 4, 1999 and the present and whose accounts included investments in Loral stock. In October 2004, defendants filed a motion to dismiss the amended complaint in its entirety which is pending before the court.
      In addition, two insurers under our directors and officers liability insurance policies have denied coverage with respect to the case titled In re: Loral Space ERISA Litigation, each claiming that coverage should be provided under the other’s policy. In December 2004, one of the defendants in that case filed a lawsuit in the United States District Court for the Southern District of New York seeking a declaratory judgment as to his right to receive coverage under the policies. This case is in its preliminary stages, and the defendants have not yet answered the complaint.
      We are obligated to indemnify our directors and officers for any losses or costs they may incur as a result of these lawsuits, subject to the effect of the Chapter 11 Cases. We are unable to estimate the maximum potential impact of these obligations on our future results of operations.

Other
      We are subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, we do not believe that any of these other existing legal matters will have a material adverse effect on our consolidated financial position or our results of operations. These claims against us are generally subject to the automatic stay as a result of the commencement of the Chapter 11 Cases.

Globalstar Related Matters
      On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited (“GTL”) and Globalstar against GTL, Loral, Bernard L. Schwartz and other defendants were consolidated into one action titled In re: Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation, Loral and Bernard L. Schwartz alleging (a) that all defendants (except Loral) violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar’s business and prospects, (b) that defendants Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of Globalstar, (c) that defendants GTL and Mr. Schwartz are liable under Section 11 of the Securities Act of 1933 (the “Securities Act”) for untrue statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Loral and Mr. Schwartz are secondarily liable under Section 15 of the Securities Act for GTL’s primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related to or affiliated with them. We believe that we have meritorious defenses to this class action lawsuit and intend to

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
pursue them vigorously. As a result of the commencement of the Chapter 11 Cases, however, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended insofar as Loral is concerned but are proceeding as to Mr. Schwartz. Loral is obligated to indemnify Mr. Schwartz for any losses or costs he may incur as a result of this lawsuit, subject to the effect of the Chapter 11 Cases. We are unable to estimate the maximum potential impact of these obligations on our future results of operations. In December 2003, a motion to dismiss the amended complaint in its entirety was denied by the court insofar as GTL and Mr. Schwartz are concerned, and discovery has commenced and is ongoing. In December 2004, plaintiffs motion for certification of the class was granted. In June 2004, Globalstar was dissolved, and in October 2004, GTL was liquidated pursuant to chapter 7 of the Bankruptcy Code.
      On March 2, 2002, the seven separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of Loral common stock against Loral, Bernard L. Schwartz and Richard Townsend were consolidated into one action titled In re: Loral Space & Communications Ltd. Securities Litigation. On May 6, 2002, plaintiffs in the consolidated action filed a consolidated amended class action complaint alleging (a) that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Loral’s financial condition and its investment in Globalstar and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related to or affiliated with them. After oral argument on a motion to dismiss filed by Loral and Messrs. Schwartz and Townsend, in June 2003, the plaintiffs filed an amended complaint alleging essentially the same claims as in the original amended complaint. In February 2004, a motion to dismiss the amended complaint was granted by the court insofar as Messrs. Schwartz and Townsend are concerned. Loral believes that it has meritorious defenses to this class action lawsuit and intends to pursue them vigorously. As a result of the commencement of the Chapter 11 Cases, however, this lawsuit is subject to the automatic stay, and further proceedings in the matter have been suspended, insofar as Loral is concerned but are proceeding as to the other defendants. Loral is obligated to indemnify Messrs. Schwartz and Townsend for any losses or costs they may incur as a result of this lawsuit, subject to the effect of the Chapter 11 Cases. We are unable to estimate the maximum potential impact of these obligations on our future results of operations.
      In addition, the primary insurer under our directors and officers liability insurance policy has denied coverage under the policy for the In re: Loral Space & Communications Ltd. Securities Litigation case and, on March  24, 2003, filed a lawsuit in the Supreme Court of New York County seeking a declaratory judgment upholding its coverage position. In May 2003, we and the other defendants served our answer and filed counterclaims seeking a declaration that the insurer is obligated to provide coverage and damages for breach of contract and the implied covenant of good faith. In May 2003, we and the other defendants also filed a third party complaint against the excess insurers seeking a declaration that they are obligated to provide coverage. We believe that the insurers have wrongfully denied coverage and intend to defend against the denial vigorously. As a result of the commencement of the Chapter 11 Cases, however, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended insofar as we are concerned but are proceeding as to the other defendants.
      The Plan does not provide for recovery for claims arising from the rescission of, or damages arising from, the purchase or sale of any security of the Debtors and their affiliates, including the claims described above.

Lease Arrangements
      We lease certain facilities, equipment and transponder capacity under agreements expiring at various dates. Certain leases covering facilities contain renewal and or purchase options which may be exercised by us.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Rent expense, net of sublease income of $0.3 million, $1.0 million and $2.0 million, was $36.2 million, $41.6 million and $61.7 million in 2004, 2003 and 2002 respectively.
      Future minimum payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more consisted of the following as of December 31, 2004 (in thousands):

2005	$29,300
2006	21,406
2007	17,489
2008	15,279
2009	13,899
Thereafter	44,635

$142,008

      Future minimum payments have been reduced by minimum sublease rentals of $0.8 million due in the future under non-cancelable subleases.

18.	Segments
      We are organized into two operating segments: Satellite Services and Satellite Manufacturing (see Note 1 and Note 2 regarding the sale of our North American satellites and related assets).
      The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization”. In evaluating financial performance, we use revenues and operating income (loss) from continuing operations before depreciation and amortization, including amortization of unearned stock compensation, and reorganization expenses due to bankruptcy (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before amortization of stock compensation; reorganization expenses due to bankruptcy; gain (loss) on investments; other income (expense); equity in net income (losses) of affiliates, net of tax; minority interest, net of tax; income (loss) from discontinued operations, net of taxes; cumulative effect of change in accounting principle, net of tax, and extraordinary gain on acquisition of minority interest, net of tax. Interest expense has been excluded from Adjusted EBITDA to maintain comparability with the performance of competitors using similar measures with different capital structures. During the period we are in Chapter 11, we only recognize interest expense on the actual interest payments we make. During this period, we do not expect to make any further interest payments on our debt obligations after March 17, 2004, the date we repaid our secured bank debt. Reorganization expenses due to bankruptcy are only incurred during the period we are in Chapter 11. These expenses have been excluded from Adjusted EBITDA to maintain comparability with our results during periods we are not in Chapter 11 and with the results of competitors using similar measures. Adjusted EBITDA should be used in conjunction with U.S. GAAP financial measures and is not presented as an alternative to cash flow from operations as a measure of our liquidity or as an alternative to net income as an indicator of our operating performance.
      We believe the use of Adjusted EBITDA along with U.S. GAAP financial measures enhances the understanding of our operating results and is useful to investors in comparing performance with competitors, estimating enterprise value and making investment decisions. Adjusted EBITDA allows investors to compare operating results of competitors exclusive of depreciation and amortization, net losses of affiliates and minority interest. Adjusted EBITDA is a useful tool given the significant variation that can result from the timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, and effects of investments not managed by us. Adjusted EBITDA as used here may not be comparable to similarly titled measures reported by competitors. We also use Adjusted EBITDA to

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
evaluate operating performance of our segments, to allocate resources and capital to such segments, to measure performance for incentive compensation programs, and to evaluate future growth opportunities.
      Intersegment revenues primarily consists of satellites under construction by Satellite Manufacturing for Satellite Services and the leasing of transponder capacity by Satellite Manufacturing from Satellite Services.

Summarized financial information concerning the reportable segments is as follows (in millions):
2004 Segment Information

	Satellite	Satellite
	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$136.7	$299.6		$436.3
Revenues from sales-type lease arrangement (see Note 7)	87.2			87.2
Intersegment revenues	4.5	137.0		141.5

Operating segment revenues	$228.4	$436.6		665.0

Eliminations(3)				(142.9)

Operating revenues as reported				$522.1

Segment Adjusted EBITDA before eliminations (4)(5)(9)	$23.3	$(13.5)	$(34.9)	$(25.1)

Eliminations(3)				(24.0)

Adjusted EBITDA				(49.1)
Depreciation and amortization(6)(7)				(134.8)
Reorganization expenses due to bankruptcy				(30.4)

Operating loss from continuing operations				(214.3)
Interest and investment income				9.9
Interest expense				(2.9)
Other expense				(0.5)
Income tax provision				(13.2)
Equity income in affiliates				46.6
Minority interest				0.1

Loss from continuing operations				$(174.3)

Other Data:
Depreciation and amortization(6)(7)	$111.3	$22.9	$0.6	$134.8

Capital expenditures(7)	$22.8	$1.8	$0.2	$24.8

Total assets(7)	$780.8	$382.2	$55.7	$1,218.7

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2003 Segment Information(8)

	Satellite	Satellite
	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$150.0	$245.0		$395.0
Intersegment revenues	4.3	229.0		233.3

Operating segment revenues	$154.3	$474.0		628.3

Eliminations(3)				(236.3)

Operating revenues as reported				$392.0

Segment Adjusted EBITDA before eliminations (4)(5)(9)	$7.5	$(158.6)	$(36.0)	$(187.1)

Eliminations(3)				(41.9)

Adjusted EBITDA				(229.0)
Depreciation and amortization(6)(7)				(134.6)
Reorganization expenses due to bankruptcy				(25.3)

Operating loss from continuing operations				(388.9)
Interest and investment income				15.2
Interest expense				(14.1)
Other income				1.5
Gain on investment				17.9
Income tax provision				6.4
Equity losses in affiliates				(51.2)
Minority interest				—

Loss from continuing operations				$(413.2)

Other Data:
Depreciation and amortization(6)(7)	$106.9	$27.2	$0.5	$134.6

Capital expenditures(7)	$109.4	$6.0	$—	$115.4

Total assets(7)	$1,983.9	$362.0	$117.9	$2,463.8

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2002 Segment Information(8)

	Satellite	Satellite
	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$193.3	$708.5		$901.8
Intersegment revenues	4.2	144.6		148.8

Operating segment revenues	$197.5	$853.1		1,050.6

Eliminations(3)				(150.1)

Operating revenues as reported				$900.5

Segment Adjusted EBITDA before eliminations (4)(5)(9)	$35.9	$(34.0)	$(36.8)	$(34.9)

Eliminations(3)				(44.1)

Adjusted EBITDA				(79.0)
Depreciation and amortization(6)(7)				(129.4)

Operating loss from continuing operations				(208.4)
Interest and investment income				12.8
Interest expense				(40.9)
Other income				0.1
Loss on investment				(1.2)
Income tax provision				(322.4)
Equity losses in affiliates				(76.3)
Minority interest				(0.2)

Loss from continuing operations				$(636.5)

Other Data:
Depreciation and amortization(6)(7)	$95.7	$33.1	$0.6	$129.4

Capital expenditures(7)	$67.0	$13.3	$0.1	$80.4

(1)	Represents corporate expenses incurred in support of our operations.

(2)	Includes revenues from affiliates of $7.8 million, $27.7 million and $79.6 million in 2004, 2003 and 2002, respectively.

(3)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/ L for wholly owned subsidiaries and in the year ended December 31, 2003, the reversal of cumulative satellite manufacturing sales of $83 million and cost of satellite manufacturing of $73 million on a satellite program that was changed to a lease arrangement in the third quarter of 2003 (see Note 7).

(4)	Satellite manufacturing excludes charges of $24 million for 2004, as a result of the settlement of all orbital receivables on satellites sold to Intelsat. This settlement had the effect of reducing future orbital receipts by $25 million, including $15 million relating to a satellite currently under construction. Consistent with our internal reporting for satellite manufacturing, this decrease in contract value for the satellite currently under construction is not being reflected as a decrease in 2004 satellite manufacturing revenues. These charges had no effect on our consolidated results.
(5)

	Years Ended
	December 31,

	2004	2003	2002

Satellite Services includes:
Adjusted EBITDA before specific identified (charges) credits	$27.6	$7.5	$35.9
Impairment charge for Telstar 14/ Estrela do Sul-1 satellite (see Note 7)	(12.0)	—	—
Sales-type lease arrangement (see Note 7)	7.7	—	—

Satellite services segment Adjusted EBITDA before eliminations	$23.3	$7.5	$35.9

(6)	Includes additional depreciation expense of $9 million for 2004 and $14 million for 2003, due to accelerating the estimated end of depreciable life of our Telstar 11 satellite to June 2004 from March 2005. Also, includes amortization of unearned stock compensation charges.

(7)	Amounts are presented after the elimination of intercompany profit.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	The 2003 and 2002 segment information has been adjusted to remove the operations of the North American satellites and related assets sold, which have been reclassified to discontinued operations (see Note 4).
(9)

	Years Ended December 31,

	2004	2003	2002

Satellite manufacturing includes:
Adjusted EBITDA before specific identified charges	$1.1	$(23.5)	$59.2
Write-off of long-term receivables due to contract modifications	(11.3)	(20.2)	—
Provisions for inventory obsolescence	(3.3)	(49.5)	(14.0)
Loss on cancellation of a deposits	—	(23.5)	(10.0)
Accrual for Alcatel settlement	—	(13.0)	—
Loss on acceleration of receipt of long-term receivables	—	(10.9)	—
Valuation allowance on vendor financing receivables	—	(10.0)	(32.6)
Write-off of advances related to affiliate	—	—	(36.6)
Settlement of satellite contract dispute	—	(8.0)	—

Satellite manufacturing segment Adjusted EBITDA before eliminations	$(13.5)	$(158.6)	$(34.0)

Revenue by Customer Location
      The following table presents our revenues by country based on customer location for each of the three years in the period ended December 31, 2004 (in thousands).

	2004	2003	2002

United States	$303,258	$239,531	$404,776
Japan	47,641	69,573	174,629
Thailand	20,378	54,436	89,875
Spain	5,292	30,903	31,814
Mexico	1,693	(3,749)	51,113
People’s Republic of China (including Hong Kong)(1)	97,628	(66,047)	64,373
Other	46,237	67,396	83,947

	$522,127	$392,043	$900,527

(1)	The 2004 amount includes $87 million for a sales-type lease arrangement for satellite capacity. The 2003 amount includes the reversal of $83 million of sales on a satellite program with a customer where the contract was changed to a lease arrangement (see Note 7).
     During 2004, two of our customers accounted for approximately 26% and 17% of our consolidated revenues. During 2003, three of our customers accounted for approximately 20%, 14% and 12% of our consolidated revenues. During 2002, four of our customers accounted for approximately 14%, 13%, 10% and 10% of our consolidated revenues.
      With the exception of our satellites in-orbit (see Note 7), our long-lived assets are primarily located in the United States.

19.	Related Party Transactions
      In 2003, Lockheed Martin ceased being a related party to us. Our purchases from Lockheed Martin for the two years in the period ended December 31, 2003, were as follows (in thousands):

	2003	2002

Cost of purchased goods and services	$8,573	$21,675

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2002, Alcatel ceased being a related party to us. Our sales to, and purchases from, Alcatel for the year ended December 31, 2002 were as follows (in thousands):

Revenue from goods and services sold	$752
Cost of purchased goods and services	120,395

20.	Financial Information for Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries
      Loral, (the “Parent Company”) is a holding company, which is the ultimate parent of all of our subsidiaries. The 10% senior notes issued by Loral Orion (the “Subsidiary Issuer”) (see Note 10), our wholly owned subsidiary, in an exchange offer are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and several of Loral Orion’s wholly-owned subsidiaries (the “Guarantor Subsidiaries”). The Parent Company, the Subsidiary Issuer and the Guarantor Subsidiaries, as well as certain other non-guarantor subsidiaries of the Parent Company (including the Sellers and SS/ L) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on July 15, 2003.
      Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the other wholly-owned subsidiaries of the Parent Company (the “Non-Guarantor Subsidiaries”) as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002. The condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries.
      The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting. Our significant transactions with our subsidiaries other than the investment account and related equity in net loss of unconsolidated subsidiaries are intercompany payables and receivables between our subsidiaries resulting primarily from the funding of the construction of satellites for the Satellite Services segment. Loral’s $200 million note receivable from unconsolidated subsidiaries is due from Loral Space & Communications Corporation (“LSCC”) and bears interest at 8.2% per annum. Loral SpaceCom (a non-guarantor subsidiary) holds a $29.7 million subordinated note receivable from the Subsidiary Issuer. The note is subordinated to all existing and future indebtedness of the Subsidiary Issuer and guaranteed by the Parent Company. The note bears interest at a rate of 10% per annum. Loral Satellite has provided $59.8 million to us as of December 31, 2004, in the form of a note receivable which bears no interest and is payable upon maturity of the Loral Satellite Credit Agreement. As a result of filing Chapter 11, the accrual of interest on all related party notes in the following condensed consolidating financial statements was suspended.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Financial Information for Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$1,525	$27,230	$—	$119,018	$—	$147,773
Accounts receivable, net	—	5,186	10	6,936	—	12,132
Contracts-in-process	—	—	—	19,040	—	19,040
Inventories	—	—	—	37,412	—	37,412
Other current assets	2,331	5,899	3,861	9,138	(133)	21,096

Total current assets	3,856	38,315	3,871	191,544	(133)	237,453
Property, plant and equipment, net	—	255,772	162,675	402,608	(22,147)	798,908
Long-term receivables	—	—	—	74,851	—	74,851
Due (to) from unconsolidated subsidiaries	8,123	(15,820)	26,028	33,741	(52,072)	—
Investments in unconsolidated subsidiaries	(561,874)	307,972	(271,698)	(1,612,062)	2,137,662	—
Investments in and advances to affiliates		—	—	49,181	—	49,181
Deposits	—	—	—	9,832	—	9,832
Other assets	4,197	5,839	377	38,095	—	48,508

Total assets	$(545,698)	$592,078	$(78,747)	$(812,210)	$2,063,310	$1,218,733

Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$499	$267	$—	$32,482	$—	$33,248
Accrued employment costs	—	—	—	34,385	—	34,385
Customer advances and billings in excess of costs and profits	—	3,591	10	161,380	—	164,981
Deferred gain on sale of assets	—	—	—	10,545	—	10,545
Income taxes payable	—	—	—	2,359	—	2,359
Other current liabilities	1,220	—	—	15,419	—	16,639

Total current liabilities	1,719	3,858	10	256,570	—	262,157
Pension liability	—	—	—	942	—	942
Long-term liabilities	52,233	34,802	10,037	15,946	(31,663)	81,355

Total liabilities not subject to compromise	53,952	38,660	10,047	273,458	(31,663)	344,454
Liabilities subject to compromise	442,575	1,108,839	(117,386)	486,168	(4,196)	1,916,000
Minority interest	—	—	—	2,380	—	2,380
Shareholders’ (deficit) equity:
Common stock	4,413	—	—	—	—	4,413
Paid-in capital	3,392,825	604,166	—	—	(604,166)	3,392,825
Treasury stock, at cost	(3,360)	—	—	—	—	(3,360)
Unearned compensation	(87)	—	—	—	—	(87)
Due (from) to related parties	—	(53,996)	—	53,996	—	—
Retained (deficit) earnings	(4,345,618)	(1,105,591)	28,592	(1,628,949)	2,703,335	(4,348,231)
Accumulated other comprehensive (loss)	(90,398)	—	—	737	—	(89,661)

Total shareholders’ (deficit) equity	(1,042,225)	(555,421)	28,592	(1,574,216)	2,099,169	(1,044,101)

Total liabilities and shareholders’ (deficit) equity	(545,698)	592,078	(78,747)	(812,210)	2,063,310	1,218,733

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Financial Information for Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year ended December 31, 2004
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$—	$78,251	$31,815	$60,622	$(35,369)	$135,319
Revenues from sales-type lease arrangement — satellite services	—	87,200	—	—	—	87,200
Revenues from satellite manufacturing	—	—	—	309,460	(9,852)	299,608

Total revenues	—	165,451	31,815	370,082	(45,221)	522,127
Cost of satellite services	—	108,581	31,158	85,262	(35,671)	189,330
Cost of sales-type lease arrangement — satellite services	—	79,543	—	—	—	79,543
Cost of satellite manufacturing	—	—	—	326,767	(8,472)	318,295
Selling, general and administrative expenses	4,279	18,054	11,858	84,657	—	118,848

Loss from continuing operations before reorganization expenses due to bankruptcy	(4,279)	(40,727)	(11,201)	(126,604)	(1,078)	(183,889)
Reorganization expenses due to bankruptcy	(3,885)	(2,731)	—	(23,840)	—	(30,456)

Loss income from continuing operations	(8,164)	(43,458)	(11,201)	(150,444)	(1,078)	(214,345)
Interest and investment income	10	—	—	9,943	—	9,953
Interest expense	—	(1,547)	—	(3,836)	2,436	(2,947)
Other expense	—	—	—	(513)	—	(513)

(Loss) income from continuing operations before income taxes, equity income (losses) in unconsolidated subsidiaries and affiliates and minority interest	(8,154)	(45,005)	(11,201)	(144,850)	1,358	(207,852)
Income tax (provision) benefit	—	1,941	3,919	(13,140)	(6,004)	(13,284)

(Loss) income from continuing operations before equity income (losses) in unconsolidated subsidiaries and affiliates and minority interest	(8,154)	(43,064)	(7,282)	(157,990)	(4,646)	(221,136)
Equity income (losses) in unconsolidated subsidiaries, net of taxes	(168,541)	(7,282)	—	—	175,823	—
Equity income (losses) in affiliates	—	—	—	46,654	—	46,654
Minority interest	—	—	—	135	—	135

(Loss) income from continuing operations	(176,695)	(50,346)	(7,282)	(111,201)	171,177	(174,347)
Loss from discontinued operations	—	—	—	(2,348)	—	(2,348)

Net (loss) income	$(176,695)	$(50,346)	$(7,282)	$(113,549)	$171,177	$(176,695)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Financial Information for Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year ended December 31, 2004
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net (loss) income	$(176,695)	$(50,346)	$(7,282)	$(113,549)	$171,177	$(176,695)
Non-cash items:
Loss from discontinued operations	—	—	—	2,348	—	2,348
Equity income in affiliates, net of taxes	—	—	—	(46,654)	—	(46,654)
Minority interest	—	—	—	(135)	—	(135)
Equity losses in unconsolidated subsidiaries	168,541	7,282	—	68	(175,891)	—
Deferred taxes	—	—	(2,951)	12,153	2,951	12,153
Depreciation and amortization	—	63,983	21,013	49,800	—	134,796
Write-off of long-term recievables due to contract modifications	—	—	—	11,265	—	11,265
Recovery of bad debts	—	(822)	(262)	(1,059)	—	(2,143)
Impairment charge on satellite and related assets	—	—	—	11,989	—	11,989
Profit on sales-type lease arrangement (Note 8)	—	—	—	(7,657)	—	(7,657)
Provisions for inventory obsolescence	—	—	—	3,324	—	3,324
Adjustment to revenue straightlining assessment	—	—	—	1,149	—	1,149
Loss on equipment disposals	—	—	—	394	—	394
Non cash (gain) loss on foreign currency transactions	—	—	—	(2,808)	—	(2,808)
Changes in operating assets and liabilities:
Accounts receivable, net	—	2,548	1,220	6,654	—	10,422
Contracts-in-process	—	—	—	28,678	—	28,678
Inventories	—	—	—	1,720	—	1,720
Long-term receivables	—	—	—	2,911	—	2,911
Due (to) from unconsolidated subsidiaries	4,527	(17,271)	(13,202)	10,994	14,952	—
Other current assets and other assets	1,147	(3,953)	2,005	3,285	—	2,484
Accounts payable	—	(2,815)	172	4,398	—	1,755
Accrued expenses and other current liabilities	(476)	1,413	(713)	(1,172)	—	(948)
Customer advances	—	(3,564)	(1,003)	39,816	—	35,249
Income taxes payable	—	—	—	(2,814)	—	(2,814)
Pension and other postretirement liabilities	—	—	—	10,503	—	10,503
Long-term liabilities	—	(3,789)	1,003	5,802	—	3,016
Other	—	—	—	216	—	216

Net cash (used in) provided by continuing operating activities	(2,956)	(7,334)	—	31,619	13,189	34,518

Net cash provided by discontinued operations	—	—	—	26,562	—	26,562

Investing activities:
Capital expenditures for continuing operations	—	(12,267)	—	670	(13,189)	(24,786)
Capital expenditures for discontinued operations	—	—	—	(11,185)	—	(11,185)
Proceeds from the sale of assets, net of expenses	—	—	—	953,619	—	953,619
Investments in and advances to affiliates	—	—	—	(5,712)	—	(5,712)

Net cash (used in) provided by investing activities	—	(12,267)	—	937,392	(13,189)	911,936

Financing activities:
Repayments of term loans	—	—	—	(576,500)	—	(576,500)
Repayments of revolving credit facilities	—	—	—	(390,387)	—	(390,387)

Net cash used in financing activities	—	—	—	(966,887)	—	(966,887)

Net increase (decrease) in cash and cash equivalents	(2,956)	(19,601)	—	28,686	—	6,129
Cash and cash equivalents — beginning of period	4,481	46,831	—	90,332	—	141,644

Cash and cash equivalents — end of period	$1,525	$27,230	$—	$119,018	$—	$147,773

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Financial Information for Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2003
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$4,481	$46,831	$—	$90,332	$—	$141,644
Accounts receivable, net	—	6,912	968	15,089	—	22,969
Contracts-in-process	—	—	—	62,063	—	62,063
Inventories	—	—	—	42,456	—	42,456
Insurance proceeds receivable	—	—	—	122,770	—	122,770
Other current assets	2,341	2,925	5,859	25,859	(980)	36,004

Total current assets	6,822	56,668	6,827	358,569	(980)	427,906
Property, plant and equipment, net	—	390,649	183,688	1,289,281	(35,336)	1,828,282
Long-term receivables	—	—	—	70,749	—	70,749
Due (to) from unconsolidated subsidiaries	(3,055)	(24,622)	17,598	47,199	(37,120)	—
Investments in unconsolidated subsidiaries	(375,795)	311,487	(271,698)	(1,625,765)	1,961,771	—
Investments in and advances to affiliates	20	—	—	46,654	—	46,674
Deposits	—	—	—	9,000	—	9,000
Other assets	4,253	5,030	549	71,370	—	81,202

Total assets	$(367,755)	$739,212	$(63,036)	$267,067	$1,888,335	$2,463,813

Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$—	$824	$—	$49,832	$–—	$50,656
Accrued employment costs	—	—	—	23,532	—	23,532
Customer advances	—	120,386	—	118,839	—	239,225
Accrued interest and preferred dividends	—	—	—	1,319	—	1,319
Income taxes payable	—	—	—	269	—	269
Other current liabilities	1,191	—	—	8,679	—	9,870

Total current liabilities	1,191	121,210	—	202,470	—	324,871
Pension liability	—	—	—	3,470	—	3,470
Long-term liabilities	52,233	4,302	13,835	32,488	(35,461)	66,947

Total liabilities not subject to compromise	53,424	125,512	13,835	238,428	(35,461)	395,288
Liabilities subject to compromise	434,491	1,120,295	(116,663)	1,487,753	(4,196)	2,921,680
Minority interest	—	—	—	2,515	—	2,515
Shareholders’ (deficit) equity:
Common stock, par value $.01	4,413	—	—	—	—	4,413
Paid-in capital	3,392,829	604,166	—	—	(604,166)	3,392,829
Treasury stock, at cost	(3,360)	—	—	—	—	(3,360)
Unearned compensation	(168)	—	—	—	—	(168)
Due (from) to related parties	—	(59,601)	—	59,601	—	—
Retained (deficit) earnings	(4,171,536)	(1,051,160)	39,792	(1,520,790)	2,532,158	(4,171,536)
Accumulated other comprehensive income	(77,848)	—	—	—	—	(77,848)

Total shareholders’ (deficit) equity	(855,670)	(506,595)	39,792	(1,461,189)	1,927,992	(855,670)

Total liabilities and shareholders’ (deficit) equity	$(367,755)	$739,212	$(63,036)	$267,067	$1,888,335	$2,463,813

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Financial Information for Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year ended December 31, 2003
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$—	$86,119	$39,828	$64,861	$(43,652)	$147,156
Revenues from satellite manufacturing	—	—	—	341,737	(96,850)	244,887

Total revenues	—	86,119	39,828	406,598	(140,502)	392,043
Cost of satellite services	—	111,509	31,523	90,045	(41,088)	191,989
Cost of satellite manufacturing	—	—	—	504,026	(81,935)	422,091
Selling, general and administrative expenses	8,937	10,192	3,572	118,851	—	141,552

(Loss) income from continuing operations before reorganization expenses due to bankruptcy	(8,937)	(35,582)	4,733	(306,324)	(17,479)	(363,589)
Reorganization expenses due to bankruptcy	(1,900)	(5,561)	—	(17,823)	—	(25,284)

Operating (loss) income from continuing operations	(10,837)	(41,143)	4,733	(324,147)	(17,479)	(388,873)
Interest and investment income	12,198	18	—	16,954	(13,967)	15,203
Interest expense	(21,675)	(6,522)	—	(2,449)	16,566	(14,080)
Other income	—	—	—	1,495	—	1,495
Gain on investment	—	—	—	17,900	—	17,900

(Loss) income from continuing operations before income taxes, equity income (losses) in unconsolidated subsidiaries and affiliates and minority interest	(20,314)	(47,647)	4,733	(290,247)	(14,880)	(368,355)
Income tax (provision) benefit	(3,656)	(4,174)	(2,146)	10,128	6,178	6,330

(Loss) income from continuing operations before equity income (losses) in subsidiaries and affiliates and minority interest acquisition of minority interest	(23,970)	(51,821)	2,587	(280,119)	(8,702)	(362,025)
Equity income (losses) in unconsolidated subsidiaries, net of taxes	(334,995)	2,587	—	—	332,408	—
Equity income (losses) in affiliates	(21,775)	—	—	(29,378)	—	(51,153)
Minority interest	—	—	—	20	—	20

(Loss) income from continuing operations	(380,740)	(49,234)	2,587	(309,477)	323,706	(413,158)
Income from discontinued operations, net of taxes	—	—	—	18,803	—	18,803

(Loss) income before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(380,740)	(49,234)	2,587	(290,674)	323,706	(394,355)
Cumulative effect of change in accounting principle	(1,970)	—	—	—	—	(1,970)
Extraordinary gain on acquisition of minority interest	—	—	—	13,615	—	13,615

Net (loss) income	$(382,710)	$(49,234)	$2,587	$(277,059)	$323,706	$(382,710)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Financial Information for Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year ended December 31, 2003
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net (loss) income	$(382,710)	$(49,234)	$2,587	$(277,059)	$323,706	$(382,710)
Non-cash items:
Income from discontinued operations, net of taxes	—	—	—	(18,803)	—	(18,803)
Cumulative effect of change in accounting principle	1,970	—	—	—	—	1,970
Extraordinary gain on acquisition of minority interest	—	—	—	(13,615)	—	(13,615)
Equity in net losses of affiliates, net of taxes	21,775	—	—	29,378	—	51,153
Minority interest	—	—	—	(20)	—	(20)
Equity income (losses) in unconsolidated subsidiaries, net of taxes	334,995	(2,587)	—	—	(332,408)	—
Deferred taxes	3,656	—	3,401	(10,977)	(3,401)	(7,321)
Depreciation and amortization	—	68,532	21,013	45,118	—	134,663
Write-off of long-term receivables due to contract modifications	—	—	—	20,177	—	20,177
Provisions for inventory obsolescence	—	—	—	49,546	—	49,546
Valuation allowance on vendor financing receivables	—	—	—	10,008	—	10,008
Loss on cancellation of deposits	—	—	—	23,500	—	23,500
Loss on acceleration of receipt of long-term receivables	—	—	—	10,893	—	10,893
Charge on conversion of sales arrangement to lease arrangement	—	—	—	10,098	—	10,098
Accrual for Alcatel settlement	—	—	—	8,000	—	8,000
Provisions for bad debts on billed receivables	—	1,601	329	5,291	—	7,221
Adjustment to revenue straightlining assessment	—	5,315	—	3,719	—	9,034
Loss on equipment disposals	—	2,151	—	2,653	—	4,804
Gain on investment	—	—	—	(17,900)	—	(17,900)
Non cash net interest and (gain) loss on foreign currency transactions	—	670	—	4,217	—	4,887
Changes in operating assets and liabilities:
Accounts receivable, net	—	(1,036)	(1,159)	717	—	(1,478)
Contracts-in-process	—	—	—	36,188	—	36,188
Inventories	—	—	—	3,731	—	3,731
Long-term receivables	—	—	—	60,774	—	60,774
Deposits	—	—	—	25,750	—	25,750
Due (to) from unconsolidated subsidiaries	2,080	25,870	(28,595)	(3,175)	3,820	—
Other current assets and other assets	(964)	6,871	2,871	19,524	—	28,302
Accounts payable	—	410	(192)	40,930	—	41,148
Accrued expenses and other current liabilities	1,253	435	—	(549)	—	1,139
Customer advances	—	(2,324)	(324)	41,280	—	38,632
Income taxes payable	—	—	—	4,624	(2,777)	1,847
Pension and other postretirement liabilities	—	—	—	13,245	—	13,245
Long-term liabilities	—	(1,738)	69	(10,258)	—	(11,927)
Other	67	—	—	434	—	501

Net cash provided by (used in) operating activities	(17,878)	54,936	—	117,439	(11,060)	143,437

Net cash provided by discontinued operations	—	—	—	81,588	—	81,588

Investing activities:
Capital expenditures for continuing operations	—	(20,434)	—	(105,988)	11,060	(115,362)
Capital expenditures for discontinued operations	—	—	—	(61,202)	—	(61,202)
Proceeds from the sale of investments	—	—	—	45,908	—	45,908
Investments in and advances to unconsolidated subsidiaries	(288)	—	—	288	—	—
Investments in and advances to affiliates	—	—	—	(19,200)	—	(19,200)

Net cash provided by (used in) investing activities	(288)	(20,434)	—	(140,194)	11,060	(149,856)

Financing activities:
Borrowings under revolving credit facilities	—	—	—	71,387	—	71,387
Repayments under term loans	—	—	—	(32,500)	—	(32,500)
Interest payments on 10% senior notes	—	(30,635)	—	—	—	(30,635)
Repayments of export-import facility	—	—	—	(6,434)	—	(6,434)
Payment of bank amendment costs	—	—	—	(5,131)	—	(5,131)
Note receivable from unconsolidated affiliate	17,284	—	—	(17,284)	—	—
Proceeds from other stock issuances	3,849	—	—	3	—	3,852

Net cash provided by (used in) financing activities	21,133	(30,635)	—	10,041	—	539

Increase in cash and cash equivalents	2,967	3,867	—	68,874	—	75,708
Cash and cash equivalents — beginning of period	1,514	42,964	—	21,458	—	65,936

Cash and cash equivalents — end of period	$4,481	$46,831	$—	$90,332	$—	$141,644

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Financial Information for Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Year ended December 31, 2002
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$—	$99,717	$48,198	$95,679	$(51,534)	$192,060
Revenues from satellite manufacturing	—	—	—	761,793	(53,326)	708,467
Management fee from parent	—	—	—	18	(18)	—

Total revenues	—	99,717	48,198	857,490	(104,878)	900,527
Cost of satellite services	—	100,360	29,231	120,035	(48,484)	201,142
Cost of satellite manufacturing	—	—	—	805,710	(46,190)	759,520
Selling, general and administrative expenses	7,198	10,089	964	129,982	—	148,233
Management fee expense	18	—	—	—	(18)	—

Operating (loss) income from continuing operations	(7,216)	(10,732)	18,003	(198,237)	(10,186)	(208,368)
Interest and investment income	21,514	631	—	15,088	(24,391)	12,842
Interest expense	(39,327)	(13,016)	3	(15,690)	27,138	(40,892)
Other income	—	—	—	67	—	67
Loss on investment	(1,189)	—	—	—	—	(1,189)

(Loss) income from continuing operations before income taxes, equity income (losses) in unconsolidated subsidiaries and affiliates and minority interest	(26,218)	(23,117)	18,006	(198,772)	(7,439)	(237,540)
Income tax provision	(6,398)	(14,739)	(6,455)	(118,088)	(176,742)	(322,422)

(Loss) income from continuing operations before equity income (losses) in unconsolidated subsidiaries and affiliates and minority interest	(32,616)	(37,856)	11,551	(316,860)	(184,181)	(559,962)
Equity in net income (losses) of unconsolidated subsidiaries, net of taxes	(1,360,150)	11,551	—	—	1,348,599	—
Equity income (losses) in affiliates, net of taxes	(76,445)	—	—	165	—	(76,280)
Minority interest	—	—	—	(226)	—	(226)

(Loss) income from continuing operations	(1,469,211)	(26,305)	11,551	(316,921)	1,164,418	(636,468)
Income from discontinued operations, net of taxes	—	—	—	57,566	—	57,566

(Loss) income before cumulative effect of change in accounting principle	(1,469,211)	(26,305)	11,551	(259,355)	1,164,418	(578,902)
Cumulative effect of change in accounting principle	—	(562,201)	—	(328,108)	—	(890,309)

Net (loss) income	$(1,469,211)	$(588,506)	$11,551	$(587,463)	$1,164,418	$(1,469,211)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Financial Information for Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year ended December 31, 2002
(in thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net (loss) income	$(1,469,211)	$(588,506)	$11,551	$(587,463)	$1,164,418	$(1,469,211)
Non-cash items:
Income from discontinued operations, net of taxes	—	—	—	(57,566)	—	(57,566)
Cumulative effect of change in accounting principle	—	562,201	—	328,108	—	890,309
Equity income (losses) in affiliates, net of taxes	76,445	—	—	8,033	—	84,478
Minority interest	—	—	—	226	—	226
Equity in net losses of unconsolidated subsidiaries, net of taxes	1,360,150	(11,551)	—	—	(1,348,599)	—
Deferred taxes	6,214	32,130	5,143	125,827	159,563	328,877
Depreciation and amortization	(47)	54,279	21,013	54,103	—	129,348
Provisions for inventory obsolescence	—	—	—	14,013	—	14,013
Valuation allowance on vendor financing receivables	—	—	—	32,574	—	32,574
Valuation allowance on Europe*Star advances	—	—	—	36,620	—	36,620
Loss on cancellation of deposits	—	—	—	10,000	—	10,000
Provisions for bad debts on billed receivables	—	822	(78)	2,020	—	2,764
Adjustment to revenue straight lining assessment	—	387	—	1,020	—	1,407
Loss on equipment disposals	—	—	—	6,191	—	6,191
Loss on investment	1,189	—	—	—	—	1,189
Net interest and (gain) loss on foreign currency transactions	—	503	—	(331)	—	172
Changes in operating assets and liabilities:
Accounts receivable, net	—	4,772	437	1,032	—	6,241
Contracts-in-process	—	—	—	97,100	—	97,100
Inventories	—	—	—	(1,604)	—	(1,604)
Long-term receivables	—	—	—	(1,963)	—	(1,963)
Deposits	—	—	—	58,940	—	58,940
Due to (from) unconsolidated subsidiaries	(17,135)	33,882	(34,931)	(904)	19,088	—
Other current assets and other assets	2,260	3,202	(3,296)	17,663	—	19,829
Accounts payable	(1,357)	(1,484)	481	(86,306)	—	(88,666)
Accrued expenses and other current liabilities	715	2,382	—	(23,073)	—	(19,976)
Customer advances	—	(3,739)	(320)	(27,670)	—	(31,729)
Income taxes payable	184	—	—	3,572	(336)	3,420
Pension and other postretirement liabilities	—	—	—	4,521	—	4,521
Long-term liabilities	—	(1,728)	—	(4,425)	—	(6,153)
Other	(2)	—	—	(26)	—	(28)

Net cash provided by (used in) operating activities	(40,595)	87,552	—	10,232	(5,866)	51,323

Net cash provided by discontinued operations	—	—	—	141,347	—	141,347

Investing activities:
Capital expenditures for continuing operations	—	(18,033)	—	(68,237)	5,866	(80,404)
Capital expenditures for discontinued operations	—	—	—	(17,803)	—	(17,803)
Investments in and advances to unconsolidated subsidiaries	(2,243)	—	—	2,243	—	—
Investments in and advances to affiliates	(11,479)	—	—	(29,138)	—	(40,617)

Net cash (used in) provided by investing activities	(13,722)	(18,033)	—	(112,935)	5,866	(138,824)

Financing activities:
Borrowings under revolving credit facilities	—	—	—	145,000	—	145,000
Repayments under term loans	—	—	—	(85,000)	—	(85,000)
Repayments under revolving credit facilities	—	—	—	(127,000)	—	(127,000)
Interest payments on 10% senior notes	—	(45,954)	—	—	—	(45,954)
Repayment of export-import facility	—	—	—	(2,146)	—	(2,146)
Repayments of other long-term obligations	—	—	—	(22)	—	(22)
Note receivable from unconsolidated affiliate	42,500	—	—	(42,500)	—	—
Preferred dividends	(29,677)	—	—	—	—	(29,677)
Preferred dividends on exchange offers and related expenses	(15,583)	—	—	—	—	(15,583)
Proceeds from other stock issuances	12,523	—	—	—	—	12,523

Net cash (used in) provided by financing activities	9,763	(45,954)	—	(111,668)	—	(147,859)

(Decrease) increase in cash and cash equivalents	(44,554)	23,565	—	(73,024)	—	(94,013)
Cash and cash equivalents — beginning of period	46,068	19,399	—	94,482	—	159,949

Cash and cash equivalents — end of period	$1,514	$42,964	$—	$21,458	$—	$65,936

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Selected Quarterly Financial Information (unaudited, in thousands, except per share amounts)

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,

Year ended December 31, 2004
Revenues	$103,684	$113,703	$198,615	$106,125
Operating loss from continuing operations	(68,078)	(58,489)	(35,127)	(52,651)
Loss from continuing operations	(68,016)	(22,827)	(31,701)	(51,803)
Income (loss) from discontinued operations	(11,620)	158	299	8,815
Net loss	(79,636)	(22,669)	(31,402)	(42,988)
Preferred dividends	—	—	—	—
Net loss applicable to common shareholders	(79,636)	(22,669)	(31,402)	(42,988)
Basic and diluted loss per share(1):
Continuing operations	(1.54)	(0.51)	(0.72)	(1.17)
Discontinued operations	(0.26)	—	0.01	0.20

Loss per share	(1.80)	(0.51)	(0.71)	(0.97)

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,

Year ended December 31, 2003
Revenues	$155,446	$109,999	$13,740	$112,858
Operating loss from continuing operations	(53,073)	(124,976)	(91,414)	(119,410)
Loss from continuing operations	(58,135)	(117,684)	(128,029)	(109,310)
Income (loss) from discontinued operations, net of taxes	9,961	8,280	2,120	(1,558)
Loss before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(48,174)	(109,404)	(125,909)	(110,868)
Net loss	(48,174)	(95,789)	(127,879)	(110,868)
Preferred dividends	(3,360)	(3,359)	—	—
Net loss applicable to common shareholders	(51,534)	(99,148)	(127,879)	(110,868)
Basic and diluted loss per share(1):
Continuing operations	(1.42)	(2.76)	(2.91)	(2.48)
Discontinued operations	0.23	0.19	0.05	(0.03)

Before cumulative effect of change in accounting principle	(1.19)	(2.57)	(2.86)	(2.51)
Cumulative effect of change in accounting principle	—	—	(0.04)	–
Extraordinary gain on acquisition of minority interest	—	0.31	—	—

Loss per share	(1.19)	(2.26)	(2.90)	(2.51)

(1)	The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

SCHEDULE II
LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2004, 2003 and 2002
(in thousands)

		Additions

	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	From	End of
Description	of Year	Expenses(1)	Accounts(2)	Reserves(3)	Year

Year ended 2002
Allowance for billed receivables	$4,412	$4,308	$3,403	$(5,029)	$7,094
Allowance for long-term receivables	—	32,574	—	—	32,574

	$4,412	$36,882	$3,403	$(5,029)	$39,668

Year ended 2003
Allowance for billed receivables	$7,094	$7,402	$1,405	$(4,198)	$11,703
Allowance for long-term receivables	32,574	10,329	19,856	(42,582)	20,177

	$39,668	$17,731	$21,261	$(46,780)	$31,880

Year ended 2004
Allowance for billed receivables	$11,703	$(2,144)	$(13)	$(3,101)	$6,445
Allowance for long-term receivables	20,177	—	—	—	20,177

	$31,880	$(2,144)	$(13)	$(3,101)	$26,622

(1)	Includes charges to allowance for billed receivables for discontinued operations of $1,544, $181 and $409 for 2002, 2003 and 2004, respectively.

(2)	Allowance for long-term receivables recorded as a reduction to revenues.

(3)	Write-offs of uncollectible accounts