Form 10-Q
period 2005-03-31
LORAL SPACE & COMMUNICATIONS LTD
filed 2005-05-09
CIK 1006269

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
Commission file number 1-14180
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      As of April 30, 2005, there were 44,125,202 shares of Loral Space & Communications Ltd. common stock outstanding.

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
Three Months Ended March 31, 2005
Three Months Ended March 31, 2004
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
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX
EX-12: COMPUTATION OF DEFICIENCY OF EARNINGS TO COVER FIXED CHARGES
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART 1.
FINANCIAL INFORMATION

Item 1.	Financial Statements
LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$77,502	$147,773
Accounts receivable, net	11,370	12,132
Contracts-in-process	64,965	19,040
Inventories	35,600	37,412
Other current assets	19,260	21,096

Total current assets	208,697	237,453
Property, plant and equipment, net	776,730	798,908
Long-term receivables	81,782	74,851
Investments in and advances to affiliates	55,795	49,181
Deposits	9,824	9,832
Other assets	46,509	48,508

Total assets	$1,179,337	$1,218,733

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$38,996	$33,248
Accrued employment costs	28,419	34,385
Customer advances and billings in excess of costs and profits	144,056	164,981
Deferred gain on sale of assets (Note 4)	10,535	10,545
Income taxes payable	1,032	2,359
Other current liabilities	17,089	16,639

Total current liabilities	240,127	262,157
Pension liabilities (Note 3)	1,777	942
Long-term liabilities	81,951	81,355

Total liabilities not subject to compromise	323,855	344,454
Liabilities subject to compromise (Note 11)	1,923,721	1,916,000
Minority interest	2,366	2,380
Commitments and contingencies (Notes 2, 9, 11, 12, and 14)
Shareholders’ deficit:
Common stock, $.10 par value	4,413	4,413
Paid-in capital	3,392,825	3,392,825
Treasury stock, at cost	(3,360)	(3,360)
Unearned compensation	(67)	(87)
Retained deficit	(4,374,452)	(4,348,231)
Accumulated other comprehensive loss	(89,964)	(89,661)

Total shareholders’ deficit	(1,070,605)	(1,044,101)

Total liabilities and shareholders’ deficit	$1,179,337	$1,218,733

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Revenues from satellite services	$34,571	$29,251
Revenues from satellite manufacturing	97,807	74,433

Total revenues	132,378	103,684
Cost of satellite services	35,171	63,581
Cost of satellite manufacturing	88,237	68,299
Selling, general and administrative expenses	27,296	31,567

Loss from continuing operations before reorganization expenses due to bankruptcy	(18,326)	(59,763)
Reorganization expenses due to bankruptcy	(5,633)	(8,315)

Operating loss from continuing operations	(23,959)	(68,078)
Interest and investment income	1,788	2,561
Interest expense (contractual interest was $11,854 and $10,876 for the three months ended March 31, 2005 and 2004, respectively, Note 12)	(978)	562
Other expense	(617)	(2,549)

Loss from continuing operations before income taxes, equity losses in affiliates and minority interest	(23,766)	(67,504)
Income tax provision	(1,730)	(196)

Loss from continuing operations before equity losses in affiliates and minority interest	(25,496)	(67,700)
Equity losses in affiliates (Note 9)	(739)	(403)
Minority interest	14	87

Loss from continuing operations	(26,221)	(68,016)
Loss from discontinued operations (Note 4)	—	(11,620)

Net loss	$(26,221)	$(79,636)

Basic and diluted (loss) earnings per share (Note 15):
Continuing operations	$(0.59)	$(1.54)
Discontinued operations	—	(0.26)

Loss per share	$(0.59)	$(1.80)

Weighted average shares outstanding:
Basic and diluted	44,108	44,108

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Operating activities:
Net loss	$(26,221)	$(79,636)
Non-cash items:
Loss from discontinued operations	—	11,620
Equity losses in affiliates	739	403
Minority interest	(14)	(87)
Deferred taxes	188	—
Depreciation and amortization	23,529	41,192
Impairment charge on satellite and related assets	—	11,989
Provisions for bad debts on billed receivables	(247)	164
Provisions for inventory obsolescence	—	287
Loss on equipment disposals	283	—
Non-cash net (gain) loss on foreign currency transactions and interest	349	(733)
Changes in operating assets and liabilities:
Accounts receivable, net	1,009	4,663
Contracts-in-process	(48,545)	(12,102)
Inventories	1,812	914
Long-term receivables	(5,131)	(5,393)
Other current assets and other assets	2,953	925
Accounts payable	8,331	(9,015)
Accrued expenses and other current liabilities	(5,333)	1,277
Customer advances	(21,260)	46,095
Income taxes payable	593	(278)
Pension and other postretirement liabilities	5,059	6,094
Long-term liabilities	(256)	792
Other	(32)	(43)

Net cash (used in) provided by continuing operating activities	(62,194)	19,128

Net cash provided by discontinued operations	—	6,924

Investing activities:
Capital expenditures for continuing operations	(724)	(6,210)
Capital expenditures for discontinued operations	—	(11,185)
Proceeds from the sales of assets, net of expenses (Note 2)	—	953,619
Investments in and advances to affiliates	(7,353)	(4,799)

Net cash (used in) provided by investing activities	(8,077)	931,425

Financing activities:
Repayments of term loans	—	(576,500)
Repayments of revolving credit facilities	—	(390,387)

Net cash used in financing activities	—	(966,887)

Net decrease in cash and cash equivalents	(70,271)	(9,410)
Cash and cash equivalents — beginning of period	147,773	141,644

Cash and cash equivalents — end of period	$77,502	$132,234

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business
      Loral Space & Communications Ltd. (“Loral,” the “Company,” “we,” “our” and “us,” terms that include our subsidiaries unless otherwise indicated or the context requires), together with its subsidiaries is a leading satellite communications company with substantial activities in satellite-based communications services and satellite manufacturing. Loral is organized into two operating segments (see Note 16):

Satellite Services, managed by our Loral Skynet division, generates its revenues and cash flows from providing satellite capacity and networking infrastructure to customers for video and direct to home (“DTH”) broadcasting, high-speed data distribution, Internet access, communications and networking services.

Satellite Manufacturing, conducted by our subsidiary, Space Systems/Loral, Inc. (“SS/L”), generates its revenues and cash flows from designing and manufacturing satellites, space systems and space system components for commercial and government applications including fixed satellite services, DTH broadcasting, broadband data distribution, wireless telephony, digital radio, military communications, weather monitoring and air traffic management.

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
      As a result of our voluntary petitions for reorganization, all of our prepetition debt obligations were accelerated (see below and Note 12). On July 15, 2003, we also suspended interest payments on all of our prepetition unsecured debt obligations. A creditors’ committee (the “Creditors’ Committee”) was appointed in the Chapter 11 Cases to represent all unsecured creditors, including all debt holders and, in accordance with the provisions of the Bankruptcy Code, has the right to be heard on all matters that come before the Bankruptcy Court (see Note 12).
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

Sale of Assets
      On March 17, 2004, Loral Space & Communications Corporation, Loral SpaceCom and Loral Satellite consummated the sale of our North American satellites and related assets to certain affiliates of Intelsat, Ltd. and Intelsat (Bermuda), Ltd. (collectively, “Intelsat”). At closing, we received approximately $1.011 billion, consisting of approximately $961 million for the North American satellites and related assets, after adjustments, and $50 million for an advance on a new satellite to be built for Intelsat by SS/L. Our obligations with respect to the $50 million advance are secured by the Telstar 14/Estrela do Sul-1 satellite and related assets, including insurance proceeds relating to the satellite. We used a significant portion of the funds received to repay all $967 million of our outstanding secured bank debt. In addition, after closing, we received from Intelsat approximately $16 million to reimburse a deposit made by us for the launch of Telstar 8, and we received an additional $4 million in May 2004 as a purchase price adjustment resulting from resolution of a regulatory issue.
      The North American satellites and related assets sold to Intelsat have been accounted for as a discontinued operation (see Note 4).

Reorganization
      On March 22, 2005 and March 28, 2005, we filed a revised plan of reorganization (the “Plan of Reorganization”) and disclosure statement (the “Disclosure Statement”), respectively, with the Bankruptcy Court. The Plan of Reorganization and Disclosure Statement, which revise the terms of a plan and disclosure statement previously filed on December 5, 2004, reflect an agreement among us, the Creditors’ Committee and the Ad-Hoc Committee of SS/L trade creditors on the elements of a consensual plan of reorganization. The Disclosure Statement establishes the enterprise value of reorganized Loral at between approximately $632 million and approximately $862 million. The Plan of Reorganization provides, among other things, that:

•	Our two businesses, Satellite Manufacturing (“New SS/L”) and Satellite Services (“New Skynet”), will emerge intact as separate subsidiaries of reorganized Loral (“New Loral”).

•	New SS/L will emerge debt-free.

•	New Loral will emerge as a public company under current management and will seek listing on a major stock exchange.

•	Holders of allowed claims against SS/L and Loral SpaceCom will be paid in cash in full, including interest from the petition date to the effective date of the Plan of Reorganization.

•	Loral Orion unsecured creditors will receive approximately 80 percent of New Loral common stock and their pro rata share of $200 million of preferred stock to be issued by New Skynet. These creditors also will be offered the right to subscribe to purchase their pro-rata share of $120 million in new senior secured notes of New Skynet, which rights offering will be underwritten by certain Loral Orion creditors who will receive a $6 million fee which may be payable in additional New Skynet notes.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Loral bondholders and certain other unsecured creditors will receive approximately 20 percent of the common stock of New Loral.

•	Existing common and preferred stock will be cancelled and no distribution will be made to the holders of such stock.
      On December 17, 2004, the United States District Court for the Southern District of New York reversed the Bankruptcy Court’s decision denying the motion of the Ad Hoc Loral Stockholders Protective Committee for the appointment of an examiner under section 1104(c) of the Bankruptcy Code and remanded the matter to the Bankruptcy Court to appoint a qualified independent examiner. On December 20, 2004, the Bankruptcy Court ordered that the United States Trustee appoint an examiner to determine whether the Debtors, including their professionals, have used customary and appropriate processes and procedures to value their assets and businesses or, on the contrary, have employed improper processes and procedures in order to arrive at a materially reduced valuation of their assets and businesses. The Bankruptcy Court further ordered that the examiner shall complete his or her investigation within 30 days of appointment and shall file his or her final report within 60 days of appointment. The Bankruptcy Court established a budget of $200,000 for the examiner to be paid by the Debtors’ estates. On March 14, 2005, the examiner filed his report with the Bankruptcy Court, in which he stated, among other things, his conclusion that the value range of Loral could reasonably exceed the value range set forth in our December 2004 disclosure statement, leading, in the examiner’s view, to potential alternative low, midpoint and high enterprise valuations for Loral of $931 million, $1,097 million and $1,263 million, respectively. On March 29, 2005, the United States Trustee for the Southern District of New York appointed an official committee of equity security holders (the “Equity Committee”) (as amended on April 7, 2005 and April 11, 2005).
      Implementation of the Plan of Reorganization and the treatment of claims and equity interests as provided therein are subject to final documentation and confirmation of such Plan of Reorganization by the Bankruptcy Court. The Bankruptcy Court hearing to consider approval of the Disclosure Statement is set for June 1, 2005, and, assuming its approval at that time, the hearing to consider confirmation of the Plan of Reorganization has been tentatively scheduled for July 13, 2005. The appointment of the Equity Committee may lead to a delay in implementation of the Plan of Reorganization, and we cannot predict with certainty when or if confirmation of the Plan of Reorganization will occur. There can be no assurance that we will be able to obtain court approval of the Disclosure Statement or confirmation of the Plan of Reorganization.
      Although our cash is mostly unrestricted, it resides in different Debtor Subsidiaries and we are not able to move cash freely between or among certain of our Debtor Subsidiaries without Bankruptcy Court approval. Accordingly, one or more of our Debtor Subsidiaries may not have sufficient cash to operate while another Debtor Subsidiary may have surplus cash. In particular, if SS/L does not receive a significant portion of the insurance proceeds from the Telstar 14/Estrela do Sul-1 failure (see below) during the second quarter of 2005, SS/L will need additional cash to operate.
      Certain contracts that SS/L has entered into recently provide that SS/L’s customer may defer milestone payments otherwise due until after SS/L emerges from bankruptcy. Accordingly, SS/L expects to incur, through July 31, 2005, costs of approximately $59 million in performance on these contracts without corresponding payments and expects to have vendor termination liability exposure of approximately $12 million. If SS/L has not emerged from bankruptcy by July 31, 2005, SS/L will incur additional costs in performing on these contracts, which will further increase its cash needs during the pendency of the Chapter 11 Cases.
      In January 2004, our Telstar 14/Estrela do Sul-1 satellite’s North solar array only partially deployed after launch, diminishing the power and life expectancy of the satellite. SS/L has submitted a constructive total loss claim to the insurers for the insured value of $250 million (see Note 8). SS/L has reached agreement with a number of insurers with respect to this pending insurance claim. Under this settlement, which is subject to Bankruptcy Court approval, SS/L will receive 82% of each settling insurer’s respective proportion of the

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
insured amount for an aggregate of $61 million. In addition, under the settlement, the settling insurers will waive any rights they may have to the satellite. SS/L is in the process of finalizing settlement agreements with another group of insurers on these same terms, which agreements, when executed and approved by the Bankruptcy Court, will increase the insurance proceeds to be received from the settling insurers to approximately $122 million. The Bankruptcy Court hearing to consider approval of the settlement is scheduled for May 10, 2005, and, if approved, SS/L expects to receive the insurance proceeds from the settling insurers in May 2005. Pursuant to the terms of our security agreement with Intelsat, $9.4 million of such insurance proceeds, representing the remaining unearned portion of the $50 million advance previously made by Intelsat to SS/L, will be deposited into a restricted account subject to a control agreement in favor of Intelsat, whereupon Intelsat’s security interest in all other collateral will be released. If, however, the settlement described above is not approved by the Bankruptcy Court, or, if approved but SS/L does not receive insurance proceeds during the second quarter of 2005, SS/L will need additional cash to operate, which it must obtain from other Debtor Subsidiaries or third parties. There can be no assurance that SS/L will be able to obtain the funds it requires. As to the remaining insurers, SS/L continues to negotiate with them to reach a similar settlement. If SS/L is able to reach a settlement with all of its insurers on the terms described above, SS/L will receive aggregate insurance proceeds of $205 million and retain title to the Telstar 14/Estrela do Sul-1 satellite. In the event, however, that SS/L negotiates a lower settlement with the remaining insurers (which will also require Bankruptcy Court approval), SS/L may be required, under certain circumstances, to adjust the settlement amount it receives from the settling insurers as described above, to the lower settlement amount.

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
      The financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. The December 31, 2004 balance sheet has been derived from the audited consolidated financial statements at that date. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements included in our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.
      The financial statements have been prepared in accordance with Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”). SOP 90-7 requires us to distinguish prepetition liabilities subject to compromise from postpetition liabilities in our

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
condensed consolidated balance sheets. The caption “liabilities subject to compromise” reflects the carrying value of prepetition claims that will be restructured in our Chapter 11 Cases. In addition, our consolidated statements of operations portray the results of operations of the reporting entity during Chapter 11 proceedings. As a result, any revenue, expenses, realized gains and losses, and provision for losses resulting directly from the reorganization and restructuring of the Company are reported separately as reorganization items, except those required to be reported as discontinued operations and extraordinary items in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) and SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). We did not prepare combined financial statements for Loral and its Debtor Subsidiaries, since the subsidiaries that did not file voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code were immaterial to our consolidated financial position and results of operations.

Income Taxes
      During 2005 and 2004, Loral continued to maintain the 100% valuation allowance against the net deferred tax assets of its U.S. consolidated group, established at December 31, 2002 and recorded no benefit for its domestic loss. The income tax provision for continuing operations includes any change to this valuation allowance, any provision for current federal, state and foreign income taxes and any adjustment to tax contingency accruals for potential audit issues. The tax contingency accruals are based on our estimate of whether additional taxes will be due in the future. Any additional taxes due will be determined only upon completion of current and future federal, state and international tax audits. The timing of such payments cannot be determined but we expect they will not be made within one year. Any such liability would be unsecured pre-petition liabilities in our bankruptcy proceedings and will be afforded the treatment set forth in the plan of reorganization approved by the Bankruptcy Court. Therefore, the tax contingency liability is included in “Liabilities Subject to Compromise” in the accompanying Condensed Consolidated Balance Sheets.

Pensions and Other Employee Benefits
      The following table provides the components of net periodic benefit cost for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three months ended March 31, 2005 and 2004 respectively (in thousands):

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

Service cost	$2,846	$2,324	$352	$274
Interest cost	5,778	5,548	1,313	1,069
Expected return on plan assets	(5,105)	(4,870)	(15)	(20)
Amortization of prior service cost	(9)	(9)	(481)	(483)
Amortization of net loss	1,557	1,164	693	564

	$5,067	$4,157	$1,862	$1,404

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Cash Flow Information
      The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended
	March 31,

	2005	2004

Non-cash activities:
Unrealized losses on available-for-sale securities, net of taxes	$—	$(452)

Unrealized net losses on derivatives, net of taxes	$(273)	$(1,249)

Supplemental information:
Cash (paid) received for reorganization items:
Professional fees	$(4,620)	$(3,842)

Retention costs	$—	$(3,237)

Interest income	$666	$213

4.	Discontinued Operations
      As described in Note 2, on March 17, 2004, we completed the sale of our North American satellites and related assets to Intelsat. The operating revenues and expenses of these assets and interest expense on our secured bank debt through March 18, 2004, have been classified as discontinued operations under SFAS 144 for all periods presented. Due to certain unsettled contingencies, we have deferred the expected gain on the sale of approximately $11 million on our condensed consolidated balance sheet as of March 31, 2005. The determination of the actual gain will be finalized when all contingencies are resolved. Accordingly, the actual gain ultimately recognized may be different than the deferred gain reflected here.
      The following table summarizes certain statement of operations data for the discontinued operations. In 2004, the operating results of the discontinued operations are for the period from January 1, 2004 to March 17, 2004, the date of the sale and the write-off of approximately $11 million of debt issuance costs to interest expense relating to secured bank debt that we repaid. For the purposes of this presentation, in accordance with SFAS 144, continuing operations includes all indirect costs normally associated with these operations, including telemetry, tracking and control, access control, maintenance and engineering, selling and marketing, and general and administrative.

	Three Months Ended
	March 31,

	2005(a)	2004

	(In thousands)
Revenues of discontinued operations	$—	$29,106

Operating income	$—	$13,318
Interest expense	—	24,938

Loss before income taxes	—	(11,620)
Income tax provision	—	—

Loss from discontinued operations	$—	$(11,620)

(a)	There has been no activity related to discontinued operations during the first quarter of 2005.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The satellites sold had a net book value of $906 million, including insurance proceeds receivable of $123 million, as of March 17, 2004, the date of the sale. The other related assets and liabilities sold had a net book value of $38 million and $12 million, respectively, as of March 17, 2004.

5.	Accounting for Stock Based Compensation
      The fair values of stock-based employee compensation below were calculated based on the relative values of the options at the date of grant. In order for the stock options to have any value to the holders, the market value of our common stock would have to rise from $0.22 at March 31, 2005 to greater than $3.80 (the lowest price of our stock options outstanding). However, the Plan of Reorganization does not provide for participation or recovery by our common shareholders and, accordingly, all stock options outstanding as of March 31, 2005, have zero value to the employees.
      In accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), an amendment of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), presented below are pro forma results reflecting the application of the fair value-based method of accounting for stock-based employee compensation. Under SFAS 123, the fair value of stock-based awards to employees is calculated using option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from our stock option awards. These models also require subjective assumptions, including future stock price volatility and expected exercise time, which can significantly affect the calculated values. We used the Black-Scholes option pricing model with the following weighted average assumptions in our calculations: expected life, six to twelve months following vesting; stock volatility, 90%; risk free interest rate, 2.4% to 6.6% based on date of grant; and dividends, none during the expected term. Our calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The following table summarizes what our pro forma net loss and pro forma loss per share would have been if we used the fair value method under SFAS 123 (in millions, except per share amounts):

	Three Months Ended
	March 31,

	2005	2004

Reported loss from continuing operations	$(26.2)	$(68.0)
Add: Total stock based compensation charged to options under the intrinsic value method, net of taxes	—	—
Less: Total stock based employee compensation determined under the fair value method for all awards, net of taxes	—	(0.3)

Pro forma loss from continuing operations	(26.2)	(68.3)
Net loss from discontinued operations, net of taxes	—	(11.6)

Pro forma net loss applicable to common shareholders	$(26.2)	$(79.9)

Reported basic and diluted loss per share from continuing operations	$(0.59)	$(1.54)
Pro forma basic and diluted loss per share from continuing operations	(0.59)	(1.55)
Reported basic and diluted loss (earnings) per share from discontinued operations	—	(0.26)
Reported basic and diluted loss per share	(0.59)	(1.80)
Pro forma basic and diluted loss per share	(0.59)	(1.81)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Comprehensive Loss
      The components of comprehensive loss are as follows (in thousands):

	Three Months Ended
	March 31,

	2005	2004

Net loss	$(26,221)	$(79,636)
Cumulative translation adjustment	(30)	(62)
Unrealized losses on available-for-sale securities, net of taxes	—	(452)
Foreign currency hedging:
Reclassifications into revenue and cost of sales from other comprehensive income, net of taxes	(273)	(1,249)

Comprehensive loss	$(26,524)	$(81,399)

7.	Contracts-in-Process

	March 31,	December 31,
	2005	2004

	(In thousands)
Amounts billed	$34,253	$8,146
Unbilled receivables	30,712	10,894

	$64,965	$19,040

      Unbilled amounts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed in accordance with the contract terms, typically upon shipment of the product, achievement of contractual milestones, or completion of the contract and, at such time, are reclassified to billed receivables.
      When we filed for Chapter 11, SS/L’s hedges with counterparties (primarily yen-denominated forward contracts) were cancelled leaving SS/L vulnerable to foreign currency fluctuations in the future. The inability to enter into forward contracts exposes SS/L’s future revenues, costs and cash associated with anticipated yen-denominated receipts and payments to currency fluctuations. As of March 31, 2005, SS/L had the following amounts denominated in Japanese yen (which were translated into U.S. dollars based on the March 31, 2005 exchange rate) that were unhedged (in millions):

	Japanese Yen	U.S. $

Future revenues	¥ 1,248	$11.6
Future expenditures	421	3.9
Contracts-in-process (unbilled receivables)	1,732	16.1
      At March 31, 2005, SS/ L also had future expenditures in euros of 78,000 ($100,000 U.S.) that were unhedged.
      Foreign exchange gains or losses are reflected on the Condensed Consolidated Statement of Operations as Other income (expense) and we have reclassified $2.5 million of such foreign exchange losses for the three months ended March 31, 2004 by reducing interest expense and increasing Other expense by $2.5 million.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Property, Plant and Equipment

	March 31,	December 31,
	2005	2004

	(In thousands)
Land and land improvements	$24,833	$24,827
Buildings	86,980	87,133
Leasehold improvements	15,945	15,638
Satellites in-orbit, including satellite transponder rights of $279.6 million	1,092,761	1,093,951
Earth stations	81,258	82,577
Equipment, furniture and fixtures	277,497	276,948
Other construction in progress	3,419	2,337

	1,582,693	1,583,411
Accumulated depreciation and amortization	(805,963)	(784,503)

	$776,730	$798,908

      On March 17, 2004 we sold our North American satellites and related assets (see Notes 2 and 4).
      In January 2004, our Telstar 14/ Estrela do Sul-1 satellite’s North solar array only partially deployed after launch, diminishing the power and life expectancy of the satellite. At the end of March 2004, the satellite began commercial service able to operate 15 of its 41 transponders. The satellite’s life expectancy is now approximately seven years, as compared to a design life of 15 years. During March 2004, we recorded an impairment charge of $12 million to reduce the carrying value of the satellite and related assets to the expected proceeds from insurance of $250 million. Until the claim process with the insurers has been completed, however, there can be no assurance as to the amount of the insurance proceeds that we will receive regarding this claim (see Note 2 for a discussion of settlement negotiations with insurers). We believe resolution of the insurance claim will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided.
      On September 20, 2002, and as further amended in March 2003, we agreed with APT Satellite Company Limited (“APT”) to jointly acquire the Apstar V satellite (now known as Telstar 18). Under this agreement, we were initially to acquire 23% of the satellite in return for paying 25% of the project cost, and were to pay APT over time an additional 25% of the project cost to acquire an additional 23% interest in the satellite. In August 2003, we amended our various agreements with APT, converting our arrangement from joint ownership to a lease, but leaving unchanged the cost allocation between the parties relating to the project cost of the satellite. Under this arrangement, we retain title to the entire satellite. The number of transponders leased to APT are reduced over time upon repayment by us of the second 25% of the satellite’s project cost, ultimately to 54% of the satellite’s transponder capacity. In November 2003, we agreed with APT to further revise our existing arrangement. Under this revised arrangement, we agreed, among other things, to accelerate the termination of APT’s leasehold interest in 4.5 transponders by assuming $20.4 million of project cost which otherwise would have been initially paid by APT, decreasing APT’s initial leased transponder capacity from 77% to 69% (or 37 transponders). In addition, we agreed to provide to APT, at no additional cost, certain unused capacity on Telstar 10/ Apstar IIR during an interim period (which has since expired), and telemetry, tracking and control services for the life of the satellite.
      During September 2004, our Telstar 18 satellite began commercial service and we recognized $87 million of sales and $80 million of cost of sales relating to the sales-type lease element of our agreement with APT. In addition, as of March 31, 2005, we have recorded $11 million of deferred revenue relating to the operating lease and service elements of the agreement (primarily APT’s lease of four transponders for four years and

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
four additional transponders for five years and our providing APT with telemetry tracking and control services for the life of the satellite), which will be recognized on a straight-line basis over the life of the related element to be provided. Also, at March 31, 2005, we recorded a long-term liability of $22 million, representing the present value of our obligation to make future payments of $18.1 million to APT on each of the fourth and fifth service anniversaries of Telstar 18, whereupon APT’s leasehold interest in the related transponders described in the preceding sentence, would be terminated.

9.	Investment in and Advances to Affiliates
      Investment in and advances to affiliates consist of (in thousands):

	March 31,	December 31,
	2005	2004

XTAR equity investment	$55,795	$49,181

      Equity losses in affiliate, consists of (in thousands):

	Three Months Ended
	March 31,

	2005	2004

XTAR	$(739)	$(403)

      The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	Three Months Ended
	March 31,

	2005	2004

Revenues	$2,904	$3,088
Interest expense capitalized on development stage enterprise	—	478
Elimination of our proportionate share of profits relating to affiliate transactions	301	300
Loss relating to affiliate transactions not eliminated	(236)	(264)
     XTAR
      XTAR, L.L.C. (“XTAR”), is a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”), a consortium comprised of leading Spanish telecommunications companies, including Hispasat, S.A., and agencies of the Spanish government. XTAR was formed to construct and launch an X-band satellite to provide X-band services to government users in the United States and Spain, as well as other friendly and allied nations. XTAR’s satellite was successfully launched on February 12, 2005 and commenced service in March 2005.
      We own 56% of XTAR (accounted for under the equity method since we do not control certain significant operating decisions) and Hisdesat owns 44%. During the first quarter of 2005, we made an equity contribution of $7.3 million to XTAR, which was matched by $5.76 million from Hisdesat. To date the partners in proportion to their respective ownership interests have contributed $109.6 million to XTAR.
      XTAR and Loral Skynet have entered into agreements whereby Loral Skynet provides to XTAR (i) certain selling, general and administrative services, (ii) telemetry, tracking and control services for the XTAR satellite, (iii) transponder engineering and regulatory support services as needed and (iv) satellite construction oversight services.

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
      XTAR entered into a Launch Services Agreement with Arianespace, S.A. providing for launch of its satellite on Arianespace’s Ariane 5 ECA launch vehicle. Arianespace provided a one-year, $15.8 million, 10% loan for a portion of the launch price, secured by certain of XTAR’s assets, including the satellite, ground equipment and rights to the orbital slot. The remainder of the launch price consists of a revenue-based fee to be paid over time following commencement of operations by XTAR. If XTAR is unable to repay the Arianespace loan when due, Arianespace will have the right to foreclose on the XTAR assets pledged as collateral, which may adversely affect our investment in XTAR.
      XTAR has agreed to lease certain transponders on the Spainsat satellite, which is being constructed by SS/L for Hisdesat. XTAR’s lease obligations for such service would initially amount to $6.2 million per year, growing to $23 million per year. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the Spainsat transponders.

Globalstar
      On June 29, 2004, Globalstar, L.P. (“Globalstar”) was dissolved. As a result of Globalstar’s liquidation, we recorded equity income of $47 million on the reversal of vendor financing liabilities that were non-recourse to SS/L in the event of non-payment by Globalstar.
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

Satmex
      In 1997, in connection with the privatization of Satélites Mexicanos, S.A. de C.V. (“Satmex”) by the Mexican Government of its satellite services business, Loral and Principia S.A. de C.V. (“Principia”) formed a joint venture that acquired 75% of the outstanding capital stock of Satmex. In addition to the $647 million of cash that was given to the Mexican Government for this 75% interest, as part of the acquisition, a wholly owned subsidiary of the joint venture, Servicios Corporativos Satelitales S.A. de C.V. (“Servicios”), was required to issue a seven-year government obligation (“Government Obligation”) to the Mexican Government. The Government Obligation had an initial face amount of $125 million and has accreted at 6.03% to $189 million as of December 30, 2004, its maturity date. There is no guarantee of this debt by Satmex; however, Loral and Principia have pledged their respective membership interests in the joint venture in a collateral trust to support this obligation. As Servicios did not repay the Government Obligation when it was due, the Mexican Government could foreclose on these shares, which would result in Loral losing nearly all of its investment stake in Satmex. A small portion of our ownership is comprised of direct equity interests in Satmex and such interest has not been pledged.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On June 30, 2004, Satmex’s outstanding secured floating rate notes became due and Satmex did not make the required principal payment of $203 million. On November 1, 2004 Satmex’s outstanding high yield bonds became due and Satmex did not make the required principal payments of $320 million. Satmex has been working for the past year with its shareholders, including Loral, and Satmex’s creditors to negotiate a financial restructuring plan. To date, no agreement has been reached that satisfies all parties. Satmex has stated in its public filings that it may be forced to file under either Chapter 11 of the United States Bankruptcy Code or Mexican reorganization law or both.
      As of March 31, 2005, we had a 49% indirect economic interest in Satmex. We account for Satmex using the equity method. In the third quarter of 2003, we wrote off our remaining investment in Satmex of $29 million (as an increase to our equity loss in Satmex), due to the financial difficulties that Satmex was having. Accordingly, there is no requirement for us to provide for our allocated share of Satmex’s net losses subsequent to September 30, 2003.

10.	Other Acquired Intangible Assets
      Other acquired intangible assets are included in other assets in our condensed consolidated balance sheets as follows (in millions):

	March 31, 2005		December 31, 2004

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Regulatory fees	$22.5	$(8.1)	$22.5	$(7.7)
Other intangibles	13.0	(12.4)	13.0	(12.0)

	$35.5	$(20.5)	$35.5	$(19.7)

      As of March 31, 2005, the weighted average remaining amortization period for regulatory fees was approximately 10 years and less than one year for other intangibles.
      Total pre-tax amortization expense for other acquired intangible assets was $0.8 million for the three months ended March 31, 2005 and 2004, respectively. Annual pre-tax amortization expense for other acquired intangible assets for the five years ended December 31, 2009 is estimated to be as follows (in millions):

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

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Differences between liability amounts estimated by us and claims filed by our creditors are being investigated and the Bankruptcy Court will make a final determination of the allowable claims. The determination of how liabilities ultimately will be treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization. (See Note 2). We will continue to evaluate the amount and classification of our prepetition liabilities through the remainder of our Chapter 11 Cases. Should we identify additional liabilities subject to compromise, we will recognize them accordingly. As a result, “liabilities subject to compromise” may change. Claims classified as “liabilities subject to compromise” represent secured as well as unsecured claims. Liabilities subject to compromise at March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004

Debt obligations (Note 12)	$1,269,977	$1,269,977
Accounts payable	55,311	52,728
Accrued employment costs	512	542
Customer advances	30,502	30,837
Accrued interest and preferred dividends	40,428	40,428
Income taxes payable	40,854	38,934
Pension and other postretirement liabilities	182,870	178,647
Other liabilities	79,286	79,926
6% Series C convertible redeemable preferred stock	187,274	187,274
6% Series D convertible redeemable preferred stock	36,707	36,707

	$1,923,721	$1,916,000

Series C and D Preferred Stock
      In August 2002, our Board of Directors approved a plan to suspend indefinitely the future payment of dividends on our two series of preferred stock. Accordingly, we have deferred the payments of quarterly dividends due on the Series C and Series D preferred stock. On July 15, 2003, we stopped accruing dividends on the two series of preferred stock as a result of our Chapter 11 filing. Because we failed to pay dividends on the Series C and the Series D preferred stock for six quarters, holders of the majority of each class of such preferred stock are now entitled, subject to the applicable effects of the Chapter 11 Cases and Loral’s Bermuda insolvency proceedings, to elect two additional members, for a total of four, to Loral’s Board of Directors. The Plan of Reorganization does not provide for participation or recovery by holders of our preferred stock.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Debt

	March 31,	December 31,
	2005	2004

	(In thousands)
Loral Orion 10.00% senior notes due 2006:
Principal amount	$612,704	$612,704
Accrued interest (deferred gain on debt exchanges)	214,446	214,446
Loral 9.50% Senior notes due 2006	350,000	350,000
Loral Orion debt non-recourse to Loral:
11.25% Senior notes due 2007 (principal amount $37 million)	39,402	39,402
12.50% Senior discount notes due 2007 (principal amount $49 million)	53,425	53,425

Total debt	1,269,977	1,269,977
Less, current maturities included in liabilities subject to compromise (Note 11)	1,269,977	1,269,977

	$—	$—

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
      On March 17, 2004, we repaid all $967 million of our outstanding secured bank debt (see Notes 2 and 4). As of March 31, 2005, the principal amounts of our prepetition debt obligations were $1.049 billion.
      Subsequent to our voluntary petitions for reorganization on July 15, 2003, we only recognized and paid interest on our secured bank debt through March 18, 2004 and stopped recognizing and paying interest on all other outstanding debt obligations. While we are in Chapter 11, we only recognize interest expense to the extent paid. For each of the three months ended March 31, 2005 and 2004, we did not recognize $10.9 million of interest expense on our 9.5%, 11.25% and 12.5% senior notes and $15.3 million of a reduction to accrued interest on our 10% senior notes as a result of the suspension of interest payments on our debt obligations.

13.	Reorganization Expenses due to Bankruptcy
      Reorganization expenses due to bankruptcy were as follows (in thousands):

	Three Months Ended
	March 31,

	2005	2004

Professional fees	$5,489	$5,008
Employee retention costs	182	3,520
Severance costs	503	—
Vendor settlement gains	125	—
Interest income	(666)	(213)

Total reorganization expenses due to bankruptcy	$5,633	$8,315

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments and Contingencies
      SS/L has deferred revenue and accrued liabilities for performance warranty obligations relating to satellites sold to customers, which could be affected by future performance. SS/L accounts for satellite performance warranties in accordance with the product warranty provisions of FIN 45, which requires disclosure, but not initial recognition and measurement, of performance guarantees. SS/ L estimates the deferred revenue for its warranty obligations based on historical satellite performance. SS/ L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and the remaining warranty period. A reconciliation of such deferred amounts for the three months ended March 31, 2005, is as follows (in millions):

Balance of deferred amounts at January 1, 2005	$26.0
Accruals for deferred amounts issued during the period	0.8
Accruals relating to pre-existing contracts (including changes in estimates)	0.7

Balance of deferred amounts at March 31, 2005	$27.5

      Loral Skynet has in the past entered into prepaid leases and one other arrangement relating to transponders on its satellites, under which Loral Skynet has certain warranty obligations. As of March 31, 2005, Loral Skynet continues to provide for a warranty for periods of approximately five to eight years with respect to one transponder under the prepaid leases and four transponders under the other arrangement. In the event of transponder failure, customers are entitled to compensation if Skynet is unable to provide replacement capacity, which compensation is normally covered by insurance. In the case of prepaid leases, the customer would be entitled to a refund equal to the unamortized portion of the lease prepayment made by the customer. For the other arrangement, in the event of an unrestored failure, the customer would be entitled to compensation on contractually prescribed amounts that decline over time.
      We filed for bankruptcy protection on July 15, 2003 and are subject to its associated risks and uncertainties (see Notes 2 and 3).
      Nineteen of the satellites built by SS/L and launched since 1997, three of which are owned and operated by our subsidiaries or affiliates, have experienced minor losses of power from their solar arrays. Although to date, neither we nor any of the customers using the affected satellites have experienced any degradation in performance, there can be no assurance that one or more of the affected satellites will not experience additional power loss that could result in performance degradation, including loss of transponder capacity or reduction in power transmitted. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. A complete or partial loss of a satellite’s capacity could result in a loss of orbital incentive payments to SS/L and, in the case of satellites owned by Loral Skynet and its affiliates, a loss of revenues and profits. With respect to satellites under construction and the construction of new satellites, based on its investigation of the matter, SS/L has identified and has implemented remediation measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or the construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses, and that no pattern has been identified as to the timing or specific location within the solar arrays

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the failures, we believe that this matter will not have a material adverse effect on our condensed consolidated financial position or our results of operations, although no assurance can be provided.
      In November 2004, Intelsat Americas 7 (formerly Telstar 7) experienced an anomaly which caused it to completely cease operations for several days before it was partially recovered. Four other satellites manufactured by SS/L have designs similar to Intelsat Americas 7 and, therefore, could be susceptible to similar anomalies in the future. A partial or complete loss of a satellite could result in a loss of orbital incentive payments to SS/L.
      Two satellites owned by us have the same solar array configuration as one other 1300-class satellite manufactured by SS/L that has experienced an event with a large loss of solar power. SS/L believes that this failure is an isolated event and does not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, we do not believe that this anomaly will affect our two satellites with the same solar array configuration. The insurance coverage for these satellites, however, provides for coverage of losses due to solar array failures only in the event of a capacity loss of 75% or more for one satellite and 80% or more for the other satellite. We believe that the insurers will require either exclusions of, or limitations on, coverage due to solar array failures in connection with future insurance renewals for these two satellites. There can no assurance that we can renew such insurance on acceptable terms. An uninsured loss of a satellite would have a material adverse effect on our consolidated financial position and our results of operations.
      SS/L has contracted to build a spot beam, Ka-band satellite for a customer planning to offer broadband data services directly to the consumer. SS/L had suspended work on this program in December 2001 while the customer and SS/L discussed how to resolve a contract dispute. In March 2003, SS/L and the customer reached an agreement in principle to restart the satellite construction program, and, in June 2003, SS/L and the customer executed a definitive agreement and SS/L entered into a security agreement with the customer that provided the customer with a security interest in the work-in-progress of the customer’s contract (the “SS/L Security Agreement”). In September 2004, SS/L and the customer amended the agreement to provide for, among other things, acceleration of the payment of $15 million of the outstanding vendor financing (received in October 2004) and the granting of a security interest by the customer to secure payment of the remaining vendor financing (the “Customer Security Agreement”). In October 2004, the Bankruptcy Court approved the Customer Security Agreement and SS/L’s assumption of the amended contract and the SS/L Security Agreement. As of March 31, 2005, SS/L had billed and unbilled accounts receivable and vendor financing arrangements of $54 million (including accrued interest of $15 million) with this customer, of which approximately $46 million will be paid to SS/L beginning in 2006 through 2011.
      Under the terms of a master settlement agreement entered into with Alcatel Space (together with Alcatel Space Industries, “Alcatel”), the arbitration brought by Alcatel against Loral and a related court proceeding to confirm the arbitral tribunal’s partial award were suspended, with termination of the arbitration to occur on the date of confirmation of a plan of reorganization or a liquidation, provided that if any action is commenced in the Chapter 11 Cases seeking the repayment, disgorgement or turnover of the transfers made in connection with the master settlement agreement, because of the commencement of the Chapter 11 Cases, the arbitration and related court confirmation proceeding would not be terminated until such repayment, disgorgement or turnover action had been dismissed. The master settlement agreement also provides that Alcatel is entitled to reinstate the arbitration if it is required by judicial order to repay, disgorge or turn over the consideration paid to it under the agreement in the context of the Chapter 11 Cases.
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
      The launch of ChinaSat 8 has been delayed pending SS/L’s obtaining the approvals required for the launch. In June 2004, the Bankruptcy Court approved a settlement agreement among ChinaSat, SS/L and China Great Wall Industry Corporation which resolved a portion of the disputes outstanding among the parties. This settlement agreement provided, among other things, for a release by ChinaSat of any claim it may have against SS/L to recover some or all of the $52 million that ChinaSat paid to SS/L, and SS/L paid to China Great Wall, for a Chinese launch vehicle. In February 2005, SS/L and ChinaSat reached a global settlement to resolve all other issues outstanding between the two companies, which settlement was approved by the Bankruptcy Court in April 2005. Under the terms of that settlement, SS/L assumed its construction contract with ChinaSat, as amended to reflect the terms of the settlement. SS/L in turn has no obligation to deliver the ChinaSat 8 satellite until all required export licenses are received. SS/L and ChinaSat provided mutual releases in respect of any liability under the original contract and ChinaSat agreed to withdraw all claims filed against SS/L and its affiliates in their bankruptcy proceedings.
      In 1999, as part of its discussions with ChinaSat over the delay in delivery of the ChinaSat 8 satellite, we agreed to provide to ChinaSat usage rights to one Ku-band and two C-band transponders on our Telstar 10 satellite for the life of the satellite. As part of the terms of the overall settlement reached in February 2005, ChinaSat agreed to relinquish its rights in the two C-band transponders on the Telstar 10 satellite, in exchange for rights to use two Ku-band transponders — one on Telstar 10 for the life of the satellite and another on Telstar 18 for the life of the Telstar 10 satellite plus two years. This transponder arrangement was also approved by the Bankruptcy Court in April 2005.
      SS/L has entered into several long-term launch services agreements with various launch providers to secure future launches for its customers, including Loral and its affiliates. SS/L had launch services agreements with International Launch Services (“ILS”) which covered a number of launches, three of which remained open. In November 2002, SS/L elected to terminate one of those future launches, which had a termination liability equal to SS/L’s deposit of $5 million. Subsequently, SS/L received a letter from ILS alleging SS/L’s breach of the agreements and purporting to terminate the launch service agreements and all remaining launches. Despite ILS’s wrongful termination of the agreements and all remaining launches, to protect its interest, SS/L also terminated a second launch, which had a termination liability equal to its deposit of $5 million, but reserved all of its rights against ILS. As a result, SS/L recognized a non-cash charge to earnings of $10 million in the fourth quarter of 2002 with respect to the two terminated launches. In June 2003, to protect its interest, SS/L also terminated a third launch, which had a termination liability equal to $23.5 million, and SS/L recognized a non-cash charge to earnings of $23.5 million in the second quarter of 2003 with respect to this launch. SS/L also reserved all of its rights at that time. In April 2004, SS/L commenced an adversary proceeding against ILS in the Bankruptcy Court to seek recovery of $37.5 million of its deposits. In June 2004, ILS filed counterclaims in the Bankruptcy Court, and, in January 2005, the Bankruptcy Court dismissed two of ILS’s four counterclaims. In the two remaining counterclaims, ILS is seeking to recover damages, in an unspecified amount, as a result of our alleged failure to assign to ILS two satellite launches and $38 million in lost revenue due to our alleged failure to comply with a contractual obligation to assign to ILS the launch of another satellite. We believe that ILS’s counterclaims are without merit and intend to defend against them vigorously and will continue to seek recovery of SS/L’s deposits. We do not believe that this matter will have a material adverse effect on our consolidated financial position or results of operations, although no assurance can be provided.
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

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On October 21, 2002, National Telecom of India Ltd.(“Natelco”) filed suit against Loral and a subsidiary in the United States District Court for the Southern District of New York. The suit relates to a joint venture agreement entered into in 1998 between Natelco and ONS Mauritius, Ltd., a Loral Orion subsidiary, the effectiveness of which was subject to express conditions precedent. In 1999, ONS Mauritius had notified Natelco that Natelco had failed to satisfy those conditions precedent. In Natelco’s amended complaint filed in March 2003, Natelco has alleged wrongful termination of the joint venture agreement, has asserted claims for breach of contract and fraud in the inducement and is seeking damages and expenses in the amount of $97 million. We believe that the claims are without merit and intend to vigorously defend against them. As a result of the commencement of the Chapter 11 Cases, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended.

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
      In April 2004, two separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by former Loral employees and participants in the Loral Savings Plan (the “Savings Plan”) were consolidated into one action titled In re: Loral Space ERISA Litigation. In July 2004, plaintiffs in the consolidated action filed an amended consolidated complaint against the members of the Loral Space & Communications Ltd. Savings Plan Administrative Committee and certain existing and former members of the Board of Directors of SS/L, including Bernard L. Schwartz. The amended complaint alleges (a) that defendants violated Section 404 of the Employee Retirement Income Security Act (“ERISA”), by breaching their fiduciary duties to prudently and loyally manage the assets of the Savings Plan by including Loral common stock as an investment alternative and by providing matching contributions under the Savings

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Plan in Loral stock, (b) that the director defendants violated Section 404 of ERISA by breaching their fiduciary duties to monitor the committee defendants and to provide them with accurate information, (c) that defendants violated Sections 404 and 405 of ERISA by failing to provide complete and accurate information to Savings Plan participants and beneficiaries, and (d) that defendants violated Sections 404 and 405 of ERISA by breaching their fiduciary duties to avoid conflicts of interest. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all participants in or beneficiaries of the Savings Plan at any time between November 4, 1999 and the present and whose accounts included investments in Loral stock. In October 2004, defendants filed a motion to dismiss the amended complaint in its entirety which is pending before the court.
      In addition, two insurers under our directors and officers liability insurance policies have denied coverage with respect to the case titled In re: Loral Space ERISA Litigation, each claiming that coverage should be provided under the other’s policy. In December 2004, one of the defendants in that case filed a lawsuit in the United States District Court for the Southern District of New York seeking a declaratory judgment as to his right to receive coverage under the policies. In March 2005 the insurers filed answers to the complaint and one of the insurers filed a cross claim against the other insurer which such insurer answered in April 2005. Discovery has commenced and is ongoing.

Other
      In March 2001, Loral entered into an agreement (the “Sale Agreement”) with Rainbow DBS Holdings, Inc. (“Rainbow”) pursuant to which Loral agreed to sell to Rainbow its interest in R/L DBS Company, LLC (“R/L DBS”) for a purchase price of $33 million (plus interest at 8% from April 1, 2001). Loral’s receipt of the purchase price is, however, contingent on the occurrence of certain events, including the sale of substantially all of the assets of R/L DBS. At the time of the Sale Agreement, Loral’s investment in R/L DBS had been recorded at zero and Loral did not record a receivable or gain from this sale. During the quarter ended March 31, 2005, Rainbow entered into an agreement to sell its Rainbow 1 satellite and related assets to EchoStar Communications Corporation, which sale, if consummated, would result in Loral’s realization of the proceeds from the Sale Agreement. Rainbow’s sale transaction with EchoStar is, however, subject to various closing conditions, including receipt of regulatory approval. Loral will not receive any payment unless and until such sale transaction is consummated. There can be no assurance that Rainbow’s transaction with EchoStar will be consummated. Moreover, upon receipt by Loral of some or all of the purchase price from Rainbow, a third party would have a prepetition claim against Loral of up to $3 million.
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

Globalstar Related Matters
      On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited (“GTL”) and Globalstar against GTL, Loral, Bernard L. Schwartz and other defendants were consolidated into one action titled In re: Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation, Loral and Bernard L. Schwartz alleging (a) that all defendants (except Loral) violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar’s business and prospects, (b) that defendants Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Section 20(a) of the Exchange Act as alleged “controlling persons” of Globalstar, (c) that defendants GTL and Mr. Schwartz are liable under Section 11 of the Securities Act of 1933 (the “Securities Act”) for untrue statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Loral and Mr. Schwartz are secondarily liable under Section 15 of the Securities Act for GTL’s primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related to or affiliated with them. We believe that we have meritorious defenses to this class action lawsuit and intend to pursue them vigorously. As a result of the commencement of the Chapter 11 Cases, however, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended insofar as Loral is concerned but are proceeding as to Mr. Schwartz. In December 2003, a motion to dismiss the amended complaint in its entirety was denied by the court insofar as GTL and Mr. Schwartz are concerned. In December 2004, plaintiffs’ motion for certification of the class was granted. Trial of this case has been scheduled for July 2005. In June 2004, Globalstar was dissolved, and in October 2004, GTL was liquidated pursuant to chapter 7 of the Bankruptcy Code.
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

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We are obligated, subject to the effects of the Chapter 11 Cases, to indemnify our directors and officers for any losses or costs they may incur as a result of the lawsuits described above in Lawsuits against our Directors and Officers and in Globalstar Related Matters. The Plan of Reorganization provides that our liability post-emergence in respect of such indemnity obligation is limited to the In re: Loral Space ERISA Litigation and In re: Loral Space & Communications Ltd. Securities Litigation cases in an aggregate amount of $2.5 million.
      The Plan of Reorganization does not provide for recovery for claims arising from the rescission of, or damages arising from, the purchase or sale of any security of the Debtors and their affiliates, including the claims described above.

15.	Loss Per Share
      Basic loss per share is computed based upon the weighted average number of shares of common stock outstanding. Diluted loss per share excludes the assumed conversion of the Series C Preferred Stock (936,371 shares) and the Series D Preferred Stock (185,104 shares), as their effect would have been antidilutive. For the three months ended March 31, 2005 and 2004, there were 2,002,870 and 2,387,213 options, respectively, outstanding that were excluded from the calculation of diluted loss per share. In addition, for the three months ended March 31, 2005 and 2004, there were 617,226 and 604,299 warrants, respectively, outstanding that were excluded from the calculation of diluted loss per share as their effect would have been antidilutive. The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,

	2005	2004

Numerator for basic and diluted loss per share:
Loss from continuing operations	$(26,221)	$(68,016)
Loss from discontinued operations	—	(11,620)

Loss applicable to common stockholders	$(26,221)	$(79,636)

Denominator:
Weighted average common shares outstanding	44,108	44,108

Basic and diluted (loss) earnings per share:
Continuing operations	$(0.59)	$(1.54)
Discontinued operations	—	(0.26)

Loss per share	$(0.59)	$(1.80)

16.	Segments
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
      We believe the use of Adjusted EBITDA along with U.S. GAAP financial measures enhances the understanding of our operating results and is useful to investors in comparing performance with competitors, estimating enterprise value and making investment decisions. Adjusted EBITDA allows investors to compare operating results of competitors exclusive of depreciation and amortization, net losses of affiliates and minority interest. Adjusted EBITDA is a useful tool given the significant variation that can result from the timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, and effects of investments not managed by us. Adjusted EBITDA as used here may not be comparable to similarly titled measures reported by competitors. We also use Adjusted EBITDA to evaluate operating performance of our segments, to allocate resources and capital to such segments, to measure performance for incentive compensation programs, and to evaluate future growth opportunities.
      Intersegment revenues primarily consists of satellites under construction by Satellite Manufacturing for Satellite Services and the leasing of transponder capacity by Satellite Manufacturing from Satellite Services.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized financial information concerning the reportable segments is as follows (in millions):
Three Months Ended March 31, 2005

	Satellite	Satellite
	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$34.8	$97.8		$132.6
Intersegment revenues	1.1	1.8		2.9

Operating segment revenues	$35.9	$99.6		135.5

Eliminations(3)				(3.1)

Operating revenues as reported				$132.4

Segment Adjusted EBITDA before eliminations(5)	$9.1	$4.2	$(5.7)	$7.6

Eliminations(3)				(2.4)

Adjusted EBITDA				5.2
Depreciation and amortization(6)(7)	$(19.4)	$(4.0)	$(0.2)	(23.6)

Reorganization expenses due to bankruptcy				(5.6)

Operating loss from continuing operations				(24.0)
Interest and investment income				1.8
Interest expense				(1.0)
Other expense				(0.6)
Income tax provision				(1.7)
Equity losses in affiliates				(0.7)

Loss from continuing operations				$(26.2)

Other Data:
Total assets(7)	$767.0	$369.3	$43.0	$1,179.3

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Three Months Ended March 31, 2004

	Satellite	Satellite
	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenue from external customers(2)	$30.0	$74.4		$104.4
Intersegment revenues	1.1	26.6		27.7

Operating segment revenues	$31.1	$101.0		132.1

Eliminations(3)				(28.4)

Operating revenues as reported				$103.7

Segment Adjusted EBITDA before eliminations(4)(5)	$(10.2)	$3.6	$(8.6)	$(15.2)

Eliminations(3)				(3.4)

Adjusted EBITDA				(18.6)
Depreciation and amortization(6)(7)	$(36.0)	$(5.0)	$(0.2)	(41.2)

Reorganization expenses due to bankruptcy				(8.3)

Operating loss from continuing operations				(68.1)
Interest and investment income				2.6
Interest expense				0.5
Other expense				(2.5)
Income tax provision				(0.2)
Equity in net losses of affiliates				(0.4)
Minority interest				0.1

Loss from continuing operations				$(68.0)

Other Data:
Total assets(7)	$953.9	$417.4	$103.3	$1,474.6

(1)	Represents corporate expenses incurred in support of our operations.

(2)	Includes revenues from affiliates of $2.9 million and $3.1 million for the three months ended March 31, 2005 and 2004, respectively.

(3)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/ L for wholly owned subsidiaries.

(4)	Satellite Manufacturing excludes a charge of $10.3 million in 2004, as a result of the settlement of all orbital receivables on satellites sold to Intelsat. This charge had no effect on Loral’s condensed consolidated results.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(5)

	Three Months
	Ended March 31,

	2005	2004

Satellite Services includes:
Adjusted EBITDA before specific charges	$9.1	$1.8
Impairment charge for Telstar 14/ Estrela do Sul-1 satellite (see Note 8)	—	(12.0)

Satellite Services segment Adjusted EBITDA before eliminations	$9.1	$(10.2)

(6)	Includes depreciation expense of $23 million for the three months ended March 31, 2004, related to our Telstar 11 satellite for which depreciation was accelerated due to the estimated end of depreciable life to June 2004 from March 2005.

(7)	Amounts are presented after the elimination of intercompany profit.

17.	New Accounting Pronouncements

SFAS 153
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchange of Nonmonetary Assets, (“SFAS 153”) an amendment of Accounting Research Bulletin (“ARB”) No. 29. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive asset in paragraph 21(b) of APB No. 29 and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary assets exchanges occurring in fiscal periods beginning after the date this Statement is issued. Currently, we have not completed an assessment of the impact of adopting SFAS 153.

SFAS 123R
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123R”) which requires recognition of compensation cost for stock options and other stock-based awards based on their fair value, generally measured at the date of grant. Compensation cost will be recorded over the period that an employee provides service in exchange for the award. For pre-existing awards, compensation cost is recognized after the effective date of SFAS 123R for the portion of outstanding awards where service has not yet been rendered, based on the grant date fair value of those awards as previously determined under SFAS 123. We are required to adopt SFAS 123R as of January 1, 2006.

SFAS 151
      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, (“SFAS 151”) an amendment of Accounting Research Bulletin (“ARB”) No. 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criteria of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We are required to adopt the provisions of this Statement as of January 1, 2006. Currently, we have not completed an assessment of the impact of adopting SFAS 151.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FSP 109-1
      In December 2004, the FASB staff issued FASB Staff Position No. FAS 109-1 (“FSP 109-1”), Accounting for Income Taxes to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (the “Job Creation Act”). The Job Creation Act replaced the export incentives of the extraterritorial income exclusion provision with a tax deduction for income from qualified domestic production activities. FSP 109-1 provides guidance on accounting for the impact of this tax deduction. Since we are projecting a net tax loss for 2005, we expect no benefit from this deduction in the current year.

18.	Financial Information for Subsidiary Issuer and Guarantor and Non-Guarantor Subsidiaries
      Loral (the “Parent Company”) is a holding company, which is the ultimate parent of all of our subsidiaries. The 10% senior notes issued by Loral Orion (the “Subsidiary Issuer”), our wholly owned subsidiary, in an exchange offer are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and several of Loral Orion’s wholly-owned subsidiaries (the “Guarantor Subsidiaries”). The Parent Company, the Subsidiary Issuer and the Guarantor Subsidiaries, as well as certain other non-guarantor subsidiaries of the Parent Company (including the Loral SpaceCom and SS/L) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on July 15, 2003.
      Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the other wholly-owned subsidiaries of the Parent Company (the “Non-Guarantor Subsidiaries”) as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004. The unaudited condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries.
      The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting. Our significant transactions with our subsidiaries other than the investment account and related equity in net loss of unconsolidated subsidiaries are intercompany payables and receivables between our subsidiaries resulting primarily from the funding of the construction of satellites for the Satellite Services segment. Loral’s $200 million note receivable from unconsolidated subsidiaries reflected in the accompanying financial statements is due from Loral Space & Communications Corporation (“LSCC”) and bears interest at 8.2% per annum. Loral SpaceCom (a non-guarantor subsidiary) holds a $29.7 million subordinated note receivable from the Subsidiary Issuer. The note is subordinated to all existing and future indebtedness of the Subsidiary Issuer and guaranteed by the Parent Company. The note bears interest at a rate of 10% per annum. Loral Satellite has provided $59.8 million to the Parent Company as of March 31, 2005, in the form of a note receivable which bears no interest and is payable upon maturity of the Loral Satellite Credit Agreement. As a result of filing Chapter 11, the accrual of interest on all related party notes in the following condensed consolidating financial statements was suspended.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2005
(In thousands)
(Unaudited)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$1,404	$32,066	$—	$44,032	$—	$77,502
Accounts receivable, net	—	5,148	—	6,222	—	11,370
Contracts-in-process	—	—	—	64,965	—	64,965
Inventories	—	—	—	35,600	—	35,600
Other current assets	859	4,489	2,663	11,380	(131)	19,260

Total current assets	2,263	41,703	2,663	162,199	(131)	208,697
Property, plant and equipment, net	—	251,201	157,422	390,254	(22,147)	776,730
Long-term receivables	—	—	—	81,782	—	81,782
Due (to) from unconsolidated subsidiaries	(6,900)	(14,974)	30,167	43,920	(52,213)	—
Investments in unconsolidated subsidiaries	(581,731)	305,289	(271,698)	(1,616,549)	2,164,689	—
Investments in and advances to affiliates	20	—	—	55,775	—	55,795
Deposits	—	—	—	9,824	—	9,824
Other assets	4,197	5,513	252	36,547	—	46,509

Total assets	$(582,151)	$588,732	$(81,194)	$(836,248)	$2,090,198	$1,179,337

Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$499	$274	$—	$38,223	$—	$38,996
Accrued employment costs	—	—	—	28,419	—	28,419
Customer advances and billings in excess of costs and profits	—	4,013	250	139,793	—	144,056
Deferred gain on sales of assets	—	—	—	10,535	—	10,535
Income taxes payable	—	—	—	1,032	—	1,032
Other current liabilities	1,270	—	—	15,819	—	17,089

Total current liabilities	1,769	4,287	250	233,821	—	240,127
Pension liability	—	—	—	1,777	—	1,777
Long-term liabilities	52,233	34,730	9,095	16,614	(30,721)	81,951

Total liabilities not subject to compromise	54,002	39,017	9,345	252,212	(30,721)	323,855
Liabilities subject to compromise	434,452	1,108,931	(117,386)	501,920	(4,196)	1,923,721
Minority interest	—	—	—	2,366	—	2,366
Shareholders’ (deficit) equity:
Common stock	4,413	—	—	—	—	4,413
Paid-in capital	3,392,825	604,166	—	—	(604,166)	3,392,825
Treasury stock, at cost	(3,360)	—	—	—	—	(3,360)
Unearned compensation	(67)	—	—	—	—	(67)
Due from related parties	—	(53,996)	—	53,996	—	—
Retained (deficit) earnings	(4,374,452)	(1,109,386)	26,847	(1,646,742)	2,729,281	(4,374,452)
Accumulated other comprehensive (loss)	(89,964)	—	—	—	—	(89,964)

Total shareholders’ (deficit) equity	(1,070,605)	(559,216)	26,847	(1,592,746)	2,125,115	(1,070,605)

Total liabilities and shareholders’ (deficit) equity	$(582,151)	$588,732	$(81,194)	$(836,248)	$2,090,198	$1,179,337

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2005
(In thousands)
(Unaudited)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$—	$20,905	$7,675	$16,623	$(10,632)	$34,571
Revenues from satellite manufacturing	—	—	—	97,933	(126)	97,807

Total revenues	—	20,905	7,675	114,556	(10,758)	132,378
Cost of satellite services	—	15,845	7,598	21,688	(9,960)	35,171
Cost of sales-type lease arrangement — satellite services	—	—	—	—	—	—
Cost of satellite manufacturing	—	—	—	88,329	(92)	88,237
Selling, general and administrative expenses	—	4,521	2,761	20,014	—	27,296

Loss from continuing operations before reorganization expenses due to bankruptcy	—	539	(2,684)	(15,475)	(706)	(18,326)
Reorganization expenses due to bankruptcy	(942)	(1,768)	—	(2,923)	—	(5,633)

Loss income from continuing operations	(942)	(1,229)	(2,684)	(18,398)	(706)	(23,959)
Interest and investment income	3	—	—	1,785	—	1,788
Interest expense	—	(776)	—	(766)	564	(978)
Other expense	—	—	—	(617)	—	(617)

(Loss) income from continuing operations before income taxes, equity income (losses) in unconsolidated subsidiaries and affiliates and minority interest	(939)	(2,005)	(2,684)	(17,996)	(142)	(23,766)
Income tax (provision) benefit	—	(45)	939	(1,685)	(939)	(1,730)

(Loss) income from continuing operations before equity income (losses) in unconsolidated subsidiaries and affiliates and minority interest	(939)	(2,050)	(1,745)	(19,681)	(1,081)	(25,496)
Equity income (losses) in unconsolidated subsidiaries	(25,282)	(1,745)	—	—	27,027	—
Equity income (losses) in affiliates	—	—	—	(739)	—	(739)
Minority interest	—	—	—	14	—	14

(Loss) income from continuing operations	(26,221)	(3,795)	(1,745)	(20,406)	25,946	(26,221)
Loss from discontinued operations	—	—	—	—	—	—

Net (loss) income	$(26,221)	$(3,795)	$(1,745)	$(20,406)	$25,946	$(26,221)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2005
(In thousands)
(Unaudited)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net (loss) income	$(26,221)	$(3,795)	$(1,745)	$(20,406)	$25,946	$(26,221)
Non-cash items:
Equity income in affiliates	—	—	—	739	—	739
Minority interest	—	—	—	(14)	—	(14)
Equity losses in unconsolidated subsidiaries	25,282	1,745	—	—	(27,027)	—
Deferred taxes	—	—	(939)	188	939	188
Depreciation and amortization	20	5,761	5,253	12,495	—	23,529
Provisions for bad debts	—	180	—	(427)	—	(247)
Loss on equipment disposals	—	—	—	283	—	283
Non cash (gain) loss of foreign currency transactions and interest	—	—	—	349	—	349
Changes in operating assets and liabilities:
Accounts receivable, net	—	65	—	944	—	1,009
Contracts-in-process	—	—	—	(48,545)	—	(48,545)
Inventories	—	—	—	1,812	—	1,812
Long-term receivables	—	—	—	(5,131)	—	(5,131)
Due (to) from unconsolidated subsidiaries	—	(511)	(4,267)	4,636	142	—
Other current assets and other assets	1,472	1,087	1,458	(1,064)	—	2,953
Accounts payable	—	6	250	8,075	—	8,331
Accrued expenses and other current liabilities	48	—	—	(5,381)	—	(5,333)
Customer advances	—	(77)	(10)	(21,173)	—	(21,260)
Income taxes payable	—	—	—	593	—	593
Pension and other postretirement liabilities	—	—	—	5,059	—	5,059
Long-term liabilities	—	375	—	(631)	—	(256)
Other	(2)	—	—	(30)	—	(32)

Net cash provided by continuing operating activities	599	4,836	—	(67,629)	—	(62,194)

Net cash provided by discontinued operations	—	—	—	—	—	—

Investing activities:
Capital expenditures for continuing operations	—	—	—	(724)	—	(724)
Investments in and advances to affiliates	(720)	—	—	(6,633)	—	(7,353)

Net cash provided by investing activities	(720)	—	—	(7,357)	—	(8,077)

Financing activities:
Repayments of term loans	—	—	—	—	—	—
Repayments of revolving credit facilities	—	—	—	—	—	—

Net cash provided by (used in) financing activities	—	—	—	—	—	—

Net increase (decrease) in cash and cash equivalents	(121)	4,836	—	(74,986)	—	(70,271)
Cash and cash equivalents — beginning of period	1,525	27,230	—	119,018	—	147,773

Cash and cash equivalents — end of period	$1,404	$32,066	$—	$44,032	$—	$77,502

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004
(In thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$1,525	$27,230	$—	$119,018	$—	$147,773
Accounts receivable, net	—	5,186	10	6,936	—	12,132
Contracts-in-process	—	—	—	19,040	—	19,040
Inventories	—	—	—	37,412	—	37,412
Other current assets	2,331	5,899	3,861	9,138	(133)	21,096

Total current assets	3,856	38,315	3,871	191,544	(133)	237,453
Property, plant and equipment, net	—	255,772	162,675	402,608	(22,147)	798,908
Long-term receivables	—	—	—	74,851	—	74,851
Due (to) from unconsolidated subsidiaries	8,123	(15,820)	26,028	33,741	(52,072)	—
Investments in unconsolidated subsidiaries	(563,750)	307,972	(271,698)	(1,610,186)	2,137,662	—
Investments in and advances to affiliates		—	—	49,181	—	49,181
Deposits	—	—	—	9,832	—	9,832
Other assets	4,197	5,839	377	38,095	—	48,508

Total assets	$(547,574)	$592,078	$(78,747)	$(810,334)	$2,063,310	$1,218,733

Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$499	$267	$—	$32,482	$—	$33,248
Accrued employment costs	—	—	—	34,385	—	34,385
Customer advances and billings in excess of costs and profits	—	3,591	10	161,380	—	164,981
Deferred gain on sale of assets	—	—	—	10,545	—	10,545
Income taxes payable	—	—	—	2,359	—	2,359
Other current liabilities	1,220	—	—	15,419	—	16,639

Total current liabilities	1,719	3,858	10	256,570	—	262,157
Pension liability	—	—	—	942	—	942
Long-term liabilities	52,233	34,802	10,037	15,946	(31,663)	81,355

Total liabilities not subject to compromise	53,952	38,660	10,047	273,458	(31,663)	344,454
Liabilities subject to compromise	442,575	1,108,839	(117,386)	486,168	(4,196)	1,916,000
Minority interest	—	—	—	2,380	—	2,380
Shareholders’ (deficit) equity:
Common stock	4,413	—	—	—	—	4,413
Paid-in capital	3,392,825	604,166	—	—	(604,166)	3,392,825
Treasury stock, at cost	(3,360)	—	—	—	—	(3,360)
Unearned compensation	(87)	—	—	—	—	(87)
Due (from) to related parties	—	(53,996)	—	53,996	—	—
Retained (deficit) earnings	(4,348,231)	(1,105,591)	28,592	(1,626,336)	2,703,335	(4,348,231)
Accumulated other comprehensive (loss)	(89,661)	—	—	—	—	(89,661)

Total shareholders’ (deficit) equity	(1,044,101)	(555,421)	28,592	(1,572,340)	2,099,169	(1,044,101)

Total liabilities and shareholders’ (deficit) equity	$(547,574)	$592,078	$(78,747)	$(810,334)	$2,063,310	$1,218,733

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2004
(In thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$—	$18,915	$7,426	$11,713	$(8,803)	$29,251
Revenues from satellite manufacturing	—	—	—	74,352	81	74,433

Total revenues	—	18,915	7,426	86,065	(8,722)	103,684
Cost of satellite services	—	35,904	7,081	28,728	(8,132)	63,581
Cost of satellite manufacturing	—	—	—	68,259	40	68,299
Selling, general and administrative expenses	2,234	4,344	385	24,604	—	31,567

Operating (loss) income from continuing operations before reorganization expenses due to bankruptcy	(2,234)	(21,333)	(40)	(35,526)	(630)	(59,763)
Reorganization expenses due to bankruptcy	(956)	(1,878)	—	(5,481)	—	(8,315)

Operating (loss) income from continuing operations	(3,190)	(23,211)	(40)	(41,007)	(630)	(68,078)
Interest and investment income	—	—	—	2,561	—	2,561
Interest expense	—	—	—	(47)	609	562
Other expense	—	—	—	(2,549)	—	(2,549)

(Loss) income from continuing operations before income taxes, equity in net losses of unconsolidated subsidiaries and affiliates and minority interest	(3,190)	(23,211)	(40)	(41,042)	(21)	(67,504)
Income tax (provision) benefit	—	(707)	14	497	—	(196)

(Loss) income from continuing operations before equity in net losses of unconsolidated subsidiaries and affiliates and minority interest	(3,190)	(23,918)	(26)	(40,545)	(21)	(67,700)
Equity in net income (losses) of unconsolidated subsidiaries	(76,446)	(26)	—	—	76,472	—
Equity in net income (losses) of affiliates	—	—	—	(403)	—	(403)
Minority interest	—	—	—	87	—	87

(Loss) income from continuing operations	(79,636)	(23,944)	(26)	(40,861)	76,451	(68,016)
Loss from discontinued operations	—	—	—	(11,620)	—	(11,620)

Net loss (income)	$(79,636)	$(23,944)	$(26)	$(52,481)	$76,451	$(79,636)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2004
(In thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiary	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net (loss) income	$(79,636)	$(23,944)	$(26)	$(52,481)	$76,451	$(79,636)
Non-cash items:
Loss from discontinued operations	—	—	—	11,620	—	11,620
Equity in net losses of affiliates	—	—	—	403	—	403
Minority interest	—	—	—	(87)	—	(87)
Equity in net losses of unconsolidated subsidiaries	76,446	—	—	93	(76,539)	—
Deferred taxes	—	—	—	1,166	(1,166)	—
Depreciation and amortization	—	27,317	5,253	8,622	—	41,192
Provisions for bad debts on billed receivables	—	(104)	(46)	314	—	164
Provision for inventory obsolescence	—	—	—	287	—	287
Impairment charge on satellite and related assets	—	—	—	11,989	—	11,989
Non-cash net (gain) loss on foreign currency transactions and interest	—	—	—	(733)	—	(733)
Changes in operating assets and liabilities:
Accounts receivable, net	—	372	(326)	4,617	—	4,663
Contracts-in-process	—	—	—	(12,102)	—	(12,102)
Inventories	—	—	—	914	—	914
Long-term receivables	—	—	—	(5,393)	—	(5,393)
Due (to) from unconsolidated subsidiaries	813	(1,616)	(6,650)	(8,757)	16,210	—
Other current assets and other assets	1,857	789	1,530	(3,251)	—	925
Accounts payable	—	590	250	(9,855)	—	(9,015)
Accrued expenses and other current liabilities	164	52	—	1,061	—	1,277
Customer advances and billing in excess of cost	—	30	15	46,050	—	46,095
Income taxes payable	—	—	—	(278)	—	(278)
Pension and other postretirement liabilities	—	—	—	6,094	—	6,094
Long-term liabilities	—	(469)	—	1,261	—	792
Other	—	—	—	(43)	—	(43)

Net cash (used in) provided by operating activities	(356)	3,017	—	1,511	14,956	19,128

Net cash provided by discontinued operations	—	—	—	6,924	—	6,924

Investing activities:
Capital expenditures for continuing operations	—	(178)	—	8,924	(14,956)	(6,210)
Capital expenditures for discontinued operations	—	—	—	(11,185)	—	(11,185)
Proceeds from the sale of assets, net of expenses	—	—	—	953,619	—	953,619
Investments in and advances to affiliates	—	—	—	(4,799)	—	(4,799)

Net cash provided by (used in) investing activities	—	(178)	—	946,559	(14,956)	931,425

Financing activities:
Repayments of term loans	—	—	—	(576,500)	—	(576,500)
Repayments of revolving credit facilities	—	—	—	(390,387)	—	(390,387)

Net cash used in financing activities	—	—	—	(966,887)	—	(966,887)

Increase (decrease) in cash and cash equivalents	(356)	2,839	—	(11,893)	—	(9,410)
Cash and cash equivalents — beginning of period	4,481	46,831	—	90,332	—	141,644

Cash and cash equivalents — end of period	$4,125	$49,670	$—	$78,439	$—	$132,234

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Satellite Services
      Through our Loral Skynet division, we provide satellite capacity and networking infrastructure to our customers for video and direct-to-home (“DTH”) broadcasting, high-speed data distribution, Internet access, communications and networking services. The satellite services business is capital intensive and highly competitive. We compete with other satellite operators and with ground-based service providers. The build-out of a satellite fleet requires substantial investment. Once these investments are made, however, the costs to maintain and operate the fleet are relatively low. The upfront investments are earned back through the leasing of transponders to customers over the life of the satellite. Beyond construction, one of the major cost factors is in-orbit insurance, given the harsh and unpredictable environment in which the satellites operate. Annual receipts from this business are fairly predictable because they are derived from an established base of long-term customer contracts. As of March 31, 2005, Satellite Services had four satellites in-orbit (including Telstar 14/ Estrela do Sul-1 launched in January 2004 that did not fully deploy one of its solar arrays, see Note 8 to the financial statements).
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

Satellite Manufacturing
      Our Space Systems/ Loral, Inc. (“SS/ L”) subsidiary designs and manufactures satellites, space systems and space systems components for customers in the commercial and government sectors for applications including fixed satellite services, DTH broadcasting, broadband data distribution, wireless telephony, digital radio, military communications, weather monitoring and air traffic management.
      While its requirement for ongoing capital investment is low, the satellite manufacturing industry is a knowledge-intensive business, the success of which relies heavily on its technological heritage and the skills of its workforce. The breadth and depth of talent and experience resident in SS/ L’s workforce of approximately 1,300 employees is one of our key competitive advantages.
      Satellite manufacturers have high fixed costs relating primarily to labor and overhead. Based on its current cost structure, we estimate that SS/ L covers its fixed costs with an average of three to four satellite awards a year. Cash flow in the satellite manufacturing business, however, tends to be uneven. It takes two to three years to complete a satellite project and numerous assumptions are built into the estimated costs. Cash receipts are tied to the achievement of contract milestones, which depend in part on the ability of our subcontractors to deliver on time (see Liquidity and Capital Resources — Cash and Available Credit). In addition, the timing of satellite awards is difficult to predict, contributing to the unevenness of revenue and making it more challenging to match the workforce to the workflow. Between October 2003 and April 2005, SS/ L received orders for the construction of eight satellites.
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

Bankruptcy Proceedings
      We operate in extremely competitive markets characterized in recent years by over-capacity and pricing pressures brought on by the downturn in the telecommunications sector. Our existing and potential customers, having limited access to the capital markets, postponed or reduced the scope of their planned satellite-based applications and services. This resulted in an excess of transponder capacity and a standstill in satellite orders. In the face of these pressures, we further increased our emphasis on cash conservation over the last two and one-half years, reducing operating expenses, suspending dividend payments on our preferred stock, and closely monitoring capital expenditures. The sustained and unprecedented decline in demand for our satellites and satellite services, however, exacerbated our already strained financial condition brought on primarily by the investments we had previously made in Globalstar, L.P. (“Globalstar”) and subsequently wrote-off. On July 15, 2003, Loral and certain of its subsidiaries (the “Debtor Subsidiaries”) filed voluntary petitions for reorganization (the “Chapter 11 Cases”) under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”). As a result of our Chapter 11 filing, all of our prepetition debt obligations were accelerated. On July 15, 2003, we also suspended interest payments on all of our prepetition unsecured debt obligations. As of March 31, 2005, the remaining principal amounts of our prepetition outstanding debt obligations totaled $1.049 billion.

      For the duration of the bankruptcy proceedings, our businesses are subject to the risks and uncertainties of bankruptcy.

Sale of Assets
      In order to strengthen our balance sheet, on July 15, 2003 we agreed to sell our North American satellites and related assets to Intelsat. On March 17, 2004, we completed the sale of such assets to Intelsat. We used the proceeds from the sale of the assets to repay our outstanding secured bank debt (see Notes 2 and 4 of the financial statements).

Future Outlook
      On March 22, 2005 and March 28, 2005, we filed a revised plan of reorganization (the “Plan of Reorganization”) and disclosure statement (the “Disclosure Statement”), respectively, with the Bankruptcy Court. The Plan of Reorganization and Disclosure Statement, which revise the terms of a plan and disclosure statement previously filed on December 5, 2004, reflect an agreement among us, the Creditors’ Committee and the Ad-Hoc Committee of SS/ L trade creditors on the elements of a consensual plan of reorganization. The Disclosure Statement establishes the enterprise value of reorganized Loral at between approximately $632 million and approximately $862 million.
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
      The following discussion of revenues and Adjusted EBITDA (see Note 16 to the financial statements) reflects the results of our operating businesses for the three months ended March 31, 2005 and 2004. The balance of the discussion relates to our consolidated results, unless otherwise noted. Both of our business segments have been adversely affected by the downturn in the telecommunications sector, which has caused a delay in demand for new telecommunications applications and services.
      The sale of our North American satellites and related assets to Intelsat in March 2004, has been accounted for as a discontinued operation (see Notes 2 and 4 to the financial statements).
Revenues:

	Three Months
	Ended March 31,

	2005	2004

	(In millions)
Satellite Services	$35.9	$31.1
Satellite Manufacturing	99.6	101.0

Segment revenues	135.5	132.1
Eliminations(1)	(3.1)	(28.4)

Revenues as reported(2)	$132.4	$103.7

Adjusted EBITDA:

	Three Months
	Ended March 31,

	2005	2004

	(In millions)
Satellite Services(3)	$9.1	$(10.2)
Satellite Manufacturing(4)	4.2	3.6
Corporate expenses(5)	(5.7)	(8.6)

Segment Adjusted EBITDA before eliminations	7.6	(15.2)
Eliminations(1)	(2.4)	(3.4)

Adjusted EBITDA	$5.2	$(18.6)

Reconciliation of Adjusted EBITDA to Net Loss:

	Three Months
	Ended March 31,

	2005	2004

	(In millions)
Adjusted EBITDA	$5.2	$(18.6)
Depreciation and amortization(6)	(23.6)	(41.2)
Reorganization expenses due to bankruptcy	(5.6)	(8.3)

Operating loss from continuing operations	(24.0)	(68.1)
Interest and investment income	1.8	2.6
Interest expense	(1.0)	0.5
Other income (expense)	(0.6)	(2.5)
Income tax provision	(1.7)	(0.2)
Equity in net losses of affiliates	(0.7)	(0.4)
Minority interest	—	0.1

Loss from continuing operations	(26.2)	(68.0)
Loss from discontinued operations, net of taxes	—	(11.6)

Net loss	$(26.2)	$(79.6)

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/ L for Satellite Services and for Satellite Services leasing transponder capacity to SS/ L.

(2)	Includes revenues from affiliates of $2.9 million and $3.1 million for the three months ended March 31, 2005 and 2004, respectively.

(3)

	Three Months
	Ended March 31,

	2005	2004

Satellite Services includes:
Adjusted EBITDA before specific charges	$9.1	$1.8
Impairment charge for Telstar 14/ Estrela do Sul-1 satellite (see Note 8 to the financial statements)	—	(12.0)

Satellite Services segment Adjusted EBITDA before eliminations	$9.1	$(10.2)

(4)	Excludes charges of $10.3 million in 2004, as a result of the settlement of all orbital receivables on satellites sold to Intelsat. These charges had no effect on our consolidated results.

(5)	Represents corporate expenses incurred in support of our operations.

(6)	Includes depreciation expense of $23 million for the three months ended March 31, 2004 related to our Telstar 11 satellite for which depreciation was accelerating due to the estimated end of depreciable life to June 2004 from March 2005.

Three Months Ended March 31, 2005 Compared With 2004

Revenues from Satellite Services

	Three Months
	Ended
	March 31,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Revenues from Satellite Services	$36	$31	15%
Eliminations	(1)	(2)	28%

Revenues from Satellite Services as reported	$35	$29	18%

      Revenues from Satellite Services as reported increased $6 million in the three months ended March 31, 2005, as compared to 2004 primarily due to additional volume of $9 million due to two new satellites in service and increased utilization on existing satellites, offset by reduced volume of $2 million primarily due to Telstar 11 coming out of service in 2004 and a decrease in prices of $2 million. Eliminations primarily consist of revenues from leasing transponder capacity to Satellite Manufacturing and an adjustment to reduce revenues for the implicit interest discount provided to customers who have made prepayments under long-term contracts.

Revenues from Satellite Manufacturing

	Three Months
	Ended
	March 31,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Revenues from Satellite Manufacturing	$100	$101	(1)%
Eliminations	(2)	(27)	93%

Revenues from Satellite Manufacturing as reported	$98	$74	31%

      Revenues from Satellite Manufacturing as reported increased $24 million for the three months ended March 31, 2005, as compared to 2004 primarily resulting from a $28 million increase in revenues from new satellite orders received in the fourth quarter of 2004 and in the first quarter of 2005, offset by a decrease from satellite programs completed and nearing completion under the percentage of completion method. Eliminations consist primarily of revenues from satellites under construction by SS/ L for Satellite Services, and in 2004, includes a satellite under construction which has been completed.

Cost of Satellite Services

	Three Months
	Ended
	March 31,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Cost of Satellite Services includes:
Cost of Satellite Services before specific identified charges	$16	$16	1%
Impairment charge for Telstar 14/ Estrela do Sul-1 satellite	—	12
Depreciation and amortization	19	36	(46)%

Total cost of Satellite Services as reported	$35	$64	(45)%

Cost of Satellite Services as a % of Satellite Services revenues as reported	102%	217%
      Cost of Satellite Services decreased $29 million or 45% in the three months ended March 31, 2005, as compared to 2004 as a result of a 2004 impairment charge of $12 million relating to our Telstar 14/ Estrela do

Sul-1 satellite and related assets to reduce the carrying values to the expected proceeds from insurance and a decrease in depreciation and amortization expense. Depreciation and amortization expense decreased by $17 million, primarily resulting from a reduction of $23 million related to the shortening in the estimated life of our Telstar 11 satellite which was fully depreciated in 2004, offset by depreciation expense of $3 million for our Telstar 14/ Estrela do Sul-1 satellite which commenced service at the end of March 2004 and $2 million for our Telstar 18 satellite which commenced service at the beginning of September 2004.

Cost of Satellite Manufacturing

	Three Months
	Ended
	March 31,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Cost of Satellite Manufacturing includes:
Cost of Satellite Manufacturing	$84	$63	33%
Depreciation and amortization	4	5	(21)%

Total cost of Satellite Manufacturing as reported	$88	$68	29%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	90%	92%
      Cost of Satellite Manufacturing as reported increased $20 million in the three months ended March 31, 2005, as compared to 2004 primarily due to increased costs for new satellite orders received in the fourth quarter of 2004 and in the first quarter of 2005

Selling, General and Administrative Expenses

	Three Months
	Ended
	March 31,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Selling, general and administrative expenses	$27	$32	(14)%
% of revenues as reported	21%	30%
      The $5 million decrease in selling, general and administrative expenses in the three months ended March 31, 2005, as compared to 2004 was due primarily to decreased headcount and lower employee related expenses.

Reorganization Expenses Due to Bankruptcy

	Three Months
	Ended
	March 31,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Reorganization expenses due to bankruptcy	$6	$8	(32)%
      Reorganization expenses due to bankruptcy decreased $2 million in the three months ended March 31, 2005, as compared to 2004 primarily due to reduced employee retention costs (see Note 13 to the financial statements).

Interest and Investment Income

	Three Months
	Ended
	March 31,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Interest and investment income	$2	$3	(30)%

      Interest and investment income primarily represents interest income earned on Satellite Manufacturing programs.

Interest Expense

	Three Months
	Ended
	March 31,

	2005	2004

	(In millions)
Interest cost before capitalized interest	$1	$—
Capitalized interest	—	(1)

Interest expense	$1	$(1)

      Interest expense before capitalized interest increased $1 million in the three months ended March 31, 2005, as compared to 2004 primarily due to non-cash interest on our purchase obligation related to our APT agreement (see Note 8). Subsequent to our voluntary petitions for reorganization on July 15, 2003, we only recognized and paid interest on our secured bank debt through March 18, 2004 and stopped recognizing and paying interest on all other outstanding debt obligations and preferred stock. Capitalized interest decreased to zero in the three months ended March 31, 2005, which was due to no construction for internal satellites. Interest expense will continue to be minimal while we are in Chapter 11.

Other Income (Expense)
      Other income (expense) represents gains and (losses) on foreign currency transactions.

Income Tax (Provision) Benefit
      During 2005 and 2004, we continued to maintain the 100% valuation allowance against the net deferred tax assets of our U.S. consolidated tax group, established at December 31, 2002 and recorded no benefit for our domestic loss. For the three months ended March 31, 2005, we recorded an income tax provision of $1.7 million on a pre-tax loss of $23.8 million as compared to a provision of $0.2 million on a pre-tax loss of $67.5 million for 2004. The higher provision in 2005 relates primarily to foreign income taxes in Brazil for the operation of Telstar 14, which was placed in service at the end of March 2004, and additional accruals of tax contingency reserves for potential audit issues. We recorded no tax benefit for the loss from discontinued operations in 2004.

Equity Income (Losses) in Affiliates

	Three Months
	Ended March 31,

	2005	2004

	(In millions)
XTAR	$(0.7)	$(0.4)

      During 2004 and 2005, we did not provide for our allocated share of Satmex’s net losses, due to our write-off of our remaining investment in Satmex in the third quarter of 2003 (see Note 9 to the financial statements).

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

Backlog

Consolidated
      Consolidated backlog was $980.4 million at March 31, 2005 and $981.9 million at December 31, 2004. Also backlog as of December 31, 2004 includes $93 million for Satellite Services on Telstar 14/ Estrela do Sul-1, which was reduced by $178 million in the third quarter of 2004, as a result of the shortening of the life of Telstar 14/Estrela do Sul-1 (see Note 8 to the financial statements).

Satellite Services
      At March 31, 2005, Satellite Services’ backlog totaled approximately $538 million, including intercompany backlog of approximately $32 million. As of December 31, 2004, backlog was $543 million, including intercompany backlog of $33 million.

Satellite Manufacturing
      As of March 31, 2005, backlog for SS/L was approximately $484 million, including intercompany backlog of approximately $10 million. Backlog at December 31, 2004 was $483 million, including intercompany backlog of $12 million.
Liquidity and Capital Resources

Cash and Available Credit
      As of March 31, 2005, we had $78 million of available cash and $13 million of restricted cash ($1 million included in other current assets and $12 million included in other assets on our condensed consolidated balance sheet at March 31, 2005) and had no further available credit. Cash flow from Satellite Services is fairly predictable because it is derived from an existing base of long-term customer contracts. Cash flow from Satellite Manufacturing, however, is not as predictable, because it depends on a number of factors, some of which are not within SS/L’s control.
      Although our cash is mostly unrestricted, it resides in different Debtor Subsidiaries and we are not able to move cash freely between or among certain of our Debtor Subsidiaries without Bankruptcy Court approval. Accordingly, one or more of our Debtor Subsidiaries may not have sufficient cash to operate while another Debtor Subsidiary may have surplus cash. In particular, if SS/L does not receive a significant portion of the insurance proceeds from the Telstar 14/Estrela do Sul-1 failure (see below) during the second quarter of 2005, SS/L will need additional cash to operate.
      Certain contracts that SS/L has entered into recently provide that SS/L’s customer may defer milestone payments otherwise due until after SS/L emerges from bankruptcy. Accordingly, SS/L expects to incur, through July 31, 2005, costs of approximately $59 million in performance on these contracts without corresponding payments and expects to have vendor termination liability exposure of approximately $12 million. If SS/L has not emerged from bankruptcy by July 31, 2005, SS/L will incur additional costs in performing on these contracts, which will further increase its cash needs during the pendency of the Chapter 11 Cases.
      In January 2004, our Telstar 14/Estrela do Sul-1 satellite’s North solar array only partially deployed after launch, diminishing the power and life expectancy of the satellite. SS/L has submitted a constructive total loss claim to the insurers for the insured value of $250 million (see Note 8 to the financial statements). SS/L has reached agreement with a number of insurers with respect to this pending insurance claim. Under this settlement, which is subject to Bankruptcy Court approval, SS/L will receive 82% of each settling insurer’s respective proportion of the insured amount for an aggregate of $61 million. In addition, under the settlement, the settling insurers will waive any rights they may have to the satellite. SS/L is in the process of finalizing settlement agreements with another group of insurers on these same terms, which agreements, when executed and approved by the Bankruptcy Court, will increase the insurance proceeds to be received from the settling insurers to approximately $122 million. The Bankruptcy Court hearing to consider approval of the settlement is scheduled for May 10, 2005, and, if approved, SS/L expects to receive the insurance proceeds from the settling insurers in May 2005. Pursuant to the terms of our security agreement with Intelsat, $9.4 million of such insurance proceeds, representing the remaining unearned portion of the $50 million advance previously made by Intelsat to SS/L, will be deposited into a restricted account subject to a control agreement in favor of Intelsat, whereupon Intelsat’s security interest in all other collateral will be released. If, however, the settlement described above is not approved by the Bankruptcy Court, or, if approved but SS/L does not receive insurance proceeds during the second quarter of 2005, SS/L will need additional cash to operate, which it must obtain from other Debtor Subsidiaries or third parties. There can be no assurance that SS/L will be able to obtain the funds it requires. As to the remaining insurers, SS/L continues to negotiate with them to reach a similar settlement. If SS/L is able to reach a settlement with all of its insurers on the terms described above, SS/L will receive aggregate insurance proceeds of $205 million and retain title to the Telstar 14/ Estrela do Sul-1 satellite. In the event, however, that SS/L negotiates a lower settlement with the remaining insurers (which will also require Bankruptcy Court approval), SS/L may be required, under certain circumstances, to adjust the settlement amount it receives from the settling insurers as described above, to the lower settlement amount.
      If SS/L emerges from bankruptcy on a timely basis, which will lead to the payment of SS/L’s receivables from customer contracts mentioned above, and assuming receipt of the Telstar 14/ Estrela do Sul-1 insurance proceeds, we believe that we will not require any additional financing to fund operations.
      In March 2001, Loral entered into an agreement (the “Sale Agreement”) with Rainbow DBS Holdings, Inc. (“Rainbow”) pursuant to which Loral agreed to sell to Rainbow its interest in R/L DBS Company, LLC (“R/L DBS”) for a purchase price of $33 million (plus interest at 8% from April 1, 2001). Loral’s receipt of the purchase price is, however, contingent on the occurrence of certain events, including the sale of substantially all of the assets of R/L DBS. At the time of the Sale Agreement, Loral’s investment in R/L DBS had been recorded at zero and Loral did not record a receivable or gain from this sale. During the quarter ended March 31, 2005, Rainbow entered into an agreement to sell its Rainbow 1 satellite and related assets to EchoStar Communications Corporation, which sale, if consummated, would result in Loral’s realization of the proceeds from the Sale Agreement. Rainbow’s sale transaction with EchoStar is, however, subject to various closing conditions, including receipt of regulatory approval. Loral will not receive any payment unless and until such sale transaction is consummated. There can be no assurance that Rainbow’s transaction with EchoStar will be consummated. Moreover, upon receipt by Loral of some or all of the purchase price from Rainbow, a third party would have a prepetition claim against Loral of up to $3 million.

Contractual Obligations
      There have not been any significant changes to the Contractual obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC.

Net Cash (Used in) Provided by Continuing Operating Activities
      Net cash used in operating activities in the three months ended March 31, 2005 was $62 million. This was primarily due to an increase in contracts-in-process of $49 million primarily due to new satellite programs and decrease in customer advances of $21 million primarily due to progress on satellite programs.
      Net cash provided by operating activities in the three months ended March 31, 2004 was $19 million. This was primarily due to an increase in customer advances of $46 million primarily due to the start up of new satellite programs in 2004, offset by net loss adjusted for non-cash items of $15 million, an increase in contracts-in-process of $12 million due to continued progress on satellite programs and achievement of milestones and a decrease in accounts payable of $9 million primarily due to the timing of satellite related payments.

Net Cash Provided by Discontinued Operations
      Represents the net cash provided from the operations of the North American satellites and related equipment prior to their sale.

Net Cash (Used in) Provided by Investing Activities
      Net cash used in investing activities was $8 million in the three months ended March 31, 2005. This primarily resulted from capital expenditures for continuing operations of $1 million and investments in and advances to affiliates of $7 million (XTAR).
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
Commitments and Contingencies

Risk Factors
      Our business and operations are subject to a significant number of risks. The most significant of these risks are summarized in, and the reader’s attention is directed to, the section of our Annual Report on Form 10-K for the year ended December 31, 2004 entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Commitments and Contingencies — Risk Factors.” In addition, the reader is referred to Note 14 (Commitments and Contingencies) of the financial statements of this Quarterly Report on Form  10-Q for further discussion of these risks.
Other Matters

Accounting Pronouncements
      Various accounting pronouncements are currently being assessed to determine the impact of their adoption. See Note 17 to the condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      When we filed Chapter 11, SS/L’s hedges with counterparties (primarily yen-denominated forward contracts) were cancelled leaving SS/L vulnerable to foreign currency fluctuations in the future. The inability to enter into forward contracts exposes SS/L’s future revenues, costs and cash associated with anticipated yen denominated receipts and payments to currency fluctuations. As of March 31, 2005, SS/L had the following amounts denominated in Japanese yen (which has been translated into U.S. dollars based on the March 31, 2005 exchange rate) that were unhedged (in millions):

	Japanese Yen	U.S. $

Future revenues	¥1,248	$11.6
Future expenditures	421	3.9
Contracts-in-process (unbilled receivables)	1,732	16.1
      At March 31, 2005, SS/L also had future expenditures in euros of 78,000 ($100,000 U.S.) that were unhedged.

Item 4.	Disclosure Controls and Procedures
      (a) Disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of March 31,2005, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to Loral and its consolidated subsidiaries required to be in our filings under the Securities and Exchange Act of 1934 would be made known to them by others within those entities in a timely manner.
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
      See Note 14 to the financial statements.

Item 3.	Defaults Upon Senior Securities
      (a) On July 15, 2003, we and our Debtor Subsidiaries filed voluntary petitions for reorganization under the Bankruptcy Code in the Bankruptcy Court (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)). As a result of our voluntary petitions for reorganization, our prepetition debt obligations were accelerated (see Note 12 to the financial statements). On July 15, 2003, we suspended interest payments on all of our unsecured debt. As of March 31, 2005, the principal amounts of our prepetition outstanding debt obligations were $1.049 billion.
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
      Exhibit 32.1 — Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
      Exhibit 32.2 — Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
      (b) Reports on Form 8-K

Date of Report		Description

January 7, 2005	Item 7.01. Regulation FD Disclosure	Monthly Operating report for the period of October 23, 2004 through November 19, 2004 as filed with the U.S. Bankruptcy Court for the Southern District of New York.

February 4, 2005	Item 7.01. Regulation FD Disclosure	Monthly Operating report for the period of November 20, 2004 through December 31, 2004 as filed with the U.S. Bankruptcy Court for the Southern District of New York.

February 23, 2005	Item 8.01 Other Events	Approved 2004 cash bonus payments for the employees of the Company and its subsidiaries.

February 28, 2005	Item 8.01. Other Events	The Company has been selected to build Galaxy 18, a new Fixed Satellite Service (FSS) satellite.
The Company agreed to sell its BTV product line.

Date of Report		Description

	Item 9.01. Financial Statements and Exhibits	Press Release re: Galaxy 18 FSS satellite
Press Release re: sale of BTV product line

March 9, 2005	Item 7.01. Regulation FD Disclosure	Monthly Operating report for the period of January 1, 2005 through January 28, 2005 as filed with the U.S. Bankruptcy Court for the Southern District of New York.

March 16, 2005	Item 8.01. Other Events	The examiner appointed in the chapter 11 cases, filed his report with the U.S. Bankruptcy Court for the Southern District of New York.

March 28, 2005	Item 8.01. Other Events	The Company filed its third amended plan of reorganization with the U.S. Bankruptcy Court for the Southern District of New York.
	Item 9.01. Financial Statements and Exhibits	Third Amended Joint Plan of Reorganization.

March 28, 2005	Item 7.01. Regulation FD Disclosure	Amended Monthly Operating reports for the period of November 20, 2004 through December 31, 2004 and January 1, 2005 through January 28, 2005 as filed with the U.S. Bankruptcy Court for the Southern District of New York.

March 30, 2005	Item 7.01 Regulation FD Disclosure	Disclosure statement for the third amended joint plan of reorganization as filed with the U.S. Bankruptcy Court for the Southern District of New York.
Annual report for the fiscal year ended December 31, 2004 with the Bankruptcy Court.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

Loral Space & Communications Ltd.

/s/ Richard J. Townsend

Richard J. Townsend
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
and Registrant’s Authorized Officer
Date: May 9, 2005

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