Form 10-Q
period 2005-06-30
LORAL SPACE & COMMUNICATIONS LTD
filed 2005-08-08
CIK 1006269

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
Commission file number 1-14180
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      As of July 31, 2005, there were 44,125,202 shares of Loral Space & Communications Ltd. common stock outstanding.

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
Six Months Ended June 30, 2004
CONDENSED CONSOLIDATING BALANCE SHEET
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS Six Months Ended June 30, 2005 (In thousands) (Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2004
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
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$176,279	$147,773
Accounts receivable, net	12,039	12,132
Contracts-in-process	47,869	19,040
Inventories	38,324	37,412
Other current assets	25,017	21,096

Total current assets	299,528	237,453
Property, plant and equipment, net	623,535	798,908
Long-term receivables	89,003	74,851
Investments in and advances to affiliates	54,978	49,181
Deposits	9,938	9,832
Other assets	43,783	48,508

Total assets	$1,120,765	$1,218,733

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$35,411	$33,248
Accrued employment costs	30,463	34,385
Customer advances and billings in excess of costs and profits	100,860	164,981
Deferred gain on sale of assets (Note 4)	—	10,545
Income taxes payable	1,042	2,359
Other current liabilities	17,044	16,639

Total current liabilities	184,820	262,157
Pension liabilities (Note 3)	1,777	942
Long-term liabilities	80,961	81,355

Total liabilities not subject to compromise	267,558	344,454
Liabilities subject to compromise (Note 11)	1,929,224	1,916,000
Minority interest	2,337	2,380
Commitments and contingencies (Notes 2, 9, 11, 12, and 14)
Shareholders’ deficit:
Common stock, $.10 par value	4,413	4,413
Paid-in capital	3,392,825	3,392,825
Treasury stock, at cost	(3,360)	(3,360)
Unearned compensation	(47)	(87)
Retained deficit	(4,381,857)	(4,348,231)
Accumulated other comprehensive loss	(90,328)	(89,661)

Total shareholders’ deficit	(1,078,354)	(1,044,101)

Total liabilities and shareholders’ deficit	$1,120,765	$1,218,733

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues from satellite services	$36,256	$38,730	$70,827	$67,981
Revenues from satellite manufacturing	100,506	74,973	198,313	149,406

Total revenues	136,762	113,703	269,140	217,387
Cost of satellite services	30,792	52,611	65,963	116,192
Cost of satellite manufacturing	86,713	79,232	174,950	147,531
Selling, general and administrative expenses	29,015	30,794	56,312	62,361

Loss from continuing operations before reorganization expenses due to bankruptcy	(9,758)	(48,934)	(28,085)	(108,697)
Reorganization expenses due to bankruptcy	(6,983)	(9,555)	(12,615)	(17,870)

Operating loss from continuing operations	(16,741)	(58,489)	(40,700)	(126,567)
Interest and investment income	2,343	2,473	4,131	5,034
Interest expense (contractual interest was $12,346 and $11,269 for the three months and $24,200 and $21,583 for the six months ended June 30, 2005 and 2004, respectively, see Note 12)	(1,470)	(393)	(2,448)	169
Other expense	(349)	(1,453)	(966)	(4,002)

Loss from continuing operations before income taxes, equity income (losses) in affiliates and minority interest	(16,217)	(57,862)	(39,983)	(125,366)
Income tax provision	(1,770)	(11,987)	(3,500)	(12,183)

Loss from continuing operations before equity income (losses) in affiliates and minority interest	(17,987)	(69,849)	(43,483)	(137,549)
Equity income (losses) in affiliates (Note 9)	(818)	46,983	(1,557)	46,580
Minority interest	29	39	43	126

Loss from continuing operations	(18,776)	(22,827)	(44,997)	(90,843)
Income (loss) from discontinued operations (Note 4)	—	158	—	(11,462)
Gain on sale of discontinued operations, net of taxes (Note 4)	11,371	—	11,371	—

Net loss	$(7,405)	$(22,669)	$(33,626)	$(102,305)

Basic and diluted (loss) earnings per share (Note 15):
Continuing operations	$(0.43)	$(0.51)	$(1.02)	$(2.06)
Discontinued operations	0.26	—	0.26	(0.26)

Loss per share	$(0.17)	$(0.51)	$(0.76)	$(2.32)

Weighted average shares outstanding:
Basic and diluted	44,108	44,108	44,108	44,108

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2005	2004

Operating activities:
Net loss	$(33,626)	$(102,305)
Non-cash items:
Gain on sale of discontinued operations, net of taxes (Note 4)	(11,371)	—
Loss from discontinued operations	—	11,462
Equity (income) losses in affiliates	1,557	(46,580)
Minority interest	(43)	(126)
Deferred taxes	326	11,434
Depreciation and amortization	43,580	84,121
Provisions (recoveries) for bad debts on billed receivables	(553)	358
Warranty accrual relating to pre-existing contracts	6,103	—
Impairment charge on satellite and related assets	—	11,989
Loss on equipment disposals	2,495	—
Lease revenue straightline adjustment	—	1,149
Non-cash net (gain) loss on foreign currency transactions and interest	767	(2,230)
Provisions for inventory obsolescence	—	287
Changes in operating assets and liabilities:
Accounts receivable, net	646	8,086
Contracts-in-process	(44,218)	29,856
Inventories	(912)	3,240
Long-term receivables	(2,628)	(6,264)
Deposits	(106)	—
Other current assets and other assets	2,107	4,021
Accounts payable	347	(8,452)
Accrued expenses and other current liabilities	(2,273)	(1,964)
Customer advances	(67,199)	72,220
Income taxes payable	1,648	(814)
Pension and other postretirement liabilities	9,127	9,039
Long-term liabilities	2,103	(3,362)
Other	(149)	6

Net cash (used in) provided by operating activities of continuing operations	(92,272)	75,171

Net cash provided by discontinued operations	—	29,445

Net cash (used in) provided by operating activities	(92,272)	104,616

Investing activities:
Capital expenditures for continuing operations	(2,967)	(23,630)
Decrease (increase) in restricted cash in escrow	1,600	(6,720)
Insurance proceeds received (Note 2)	129,355	—
Investments in and advances to affiliates	(7,354)	(4,798)

Net cash provided by (used in) investing activities of continuing operations	120,634	(35,148)

Proceeds from the sales of assets, net of expenses (Note 2)	144	953,619
Capital expenditures for discontinued operations	—	(11,185)

Net cash provided by discontinued operations	144	942,434

Net cash provided by investing activities	120,778	907,286

Financing activities:
Repayments of term loans	—	(576,500)
Repayments of revolving credit facilities	—	(390,387)

Net cash used in financing activities	—	(966,887)

Increase in cash and cash equivalents	28,506	45,015
Cash and cash equivalents — beginning of period	147,773	141,644

Cash and cash equivalents — end of period	$176,279	$186,659

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business
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

2.	Bankruptcy Filings, Sale of Assets and Reorganization

Bankruptcy Filings
      On July 15, 2003, Loral and certain of its subsidiaries (the “Debtor Subsidiaries” and collectively with Loral, the “Debtors”), including Loral Space & Communications Holdings Corporation (formerly known as Loral Space & Communications Corporation), Loral SpaceCom Corporation (“Loral SpaceCom”), Loral Satellite, Inc. (“Loral Satellite”), SS/L and Loral Orion, Inc. (“Loral Orion”), filed voluntary petitions for reorganization under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)) (the “Chapter 11 Cases”). We and our Debtor Subsidiaries continue to manage our properties and operate our businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code (see Basis of Presentation Note 3).
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
      As a result of our voluntary petitions for reorganization, all of our prepetition debt obligations were accelerated (see below and Note 12). On July 15, 2003, we also suspended interest payments on all of our prepetition unsecured debt obligations. A creditors’ committee (the “Creditors’ Committee”) was appointed in the Chapter 11 Cases to represent all unsecured creditors, including all debt holders. On March 29, 2005, the United States Trustee for the Southern District of New York appointed an official committee of equity security holders (the “Equity Committee”) (as amended on April 7, 2005 and April 11, 2005). In accordance with the provisions of the Bankruptcy Code, both the Creditors’ Committee and the Equity Committee have the right to be heard on all matters that come before the Bankruptcy Court (see Note 12).
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

Sale of Assets
      On March 17, 2004, Loral Space & Communications Holdings Corporation, Loral SpaceCom and Loral Satellite consummated the sale of our North American satellites and related assets to certain affiliates of Intelsat, Ltd. and Intelsat (Bermuda), Ltd. (collectively, “Intelsat”). At closing, we received approximately $1.011 billion, consisting of approximately $961 million for the North American satellites and related assets, after adjustments, and $50 million for an advance on a new satellite to be built for Intelsat by SS/ L. We used a significant portion of the funds received to repay all $967 million of our outstanding secured bank debt. In addition, after closing, we received from Intelsat approximately $16 million to reimburse a deposit made by us for the launch of Telstar 8, and we received an additional $4 million in May 2004 as a purchase price adjustment resulting from resolution of a regulatory issue.
      The North American satellites and related assets sold to Intelsat have been accounted for as a discontinued operation (see Note 4).

Reorganization
      On June 3, 2005, we filed with the Bankruptcy Court a revised plan of reorganization, and the Bankruptcy Court entered an order approving our revised disclosure statement (the “Disclosure Statement”) and procedures for voting on the plan of reorganization. Objections to the proposed plan of reorganization were filed by, among others, the Equity Committee and Mr. Tony Christ, a shareholder acting on behalf of the self-styled Loral Stockholders Protective Committee (the “Objections”). In addition, the Equity Committee filed with the Bankruptcy Court a motion seeking authorization to commence an action to prosecute an alleged fraudulent conveyance claim in respect of the guaranty by Loral of Loral Orion’s 10% senior notes due 2006 issued in connection with the exchange offer that occurred on December 21, 2001 (the “Motion to Prosecute”). The Bankruptcy Court hearing to consider confirmation of the plan of reorganization and the Motion to Prosecute was held on July 13, 15, 18, 19, 20, 21 and 25, 2005. On July 25, 2005, the Bankruptcy Court stated that it would confirm the Plan of Reorganization and deny the Motion to Prosecute. On August 1, 2005, the Bankruptcy Court entered an order overruling the Objections and confirming our fourth amended joint plan of reorganization, as modified pursuant to the confirmation order (the “Plan of Reorganization”), as well as a separate order denying the relief requested in the Motion to Prosecute. The Plan of Reorganization and Disclosure Statement reflect an agreement among us, the Creditors’ Committee and the Ad-Hoc Committee of SS/L trade creditors on the elements of a consensual plan of reorganization. The Disclosure Statement establishes the enterprise value of reorganized Loral at between approximately $708 million and approximately $939 million, and the Bankruptcy Court established the enterprise value at $970 million. The Plan of Reorganization provides, among other things, that:

•	New Loral will emerge as a public company under current management and will seek listing on a major stock exchange.

•	Our two businesses, Satellite Manufacturing (“New SS/L”) and Satellite Services (“New Skynet”), will emerge intact as separate subsidiaries of reorganized Loral (“New Loral”).

•	New SS/ L will emerge debt-free.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Holders of allowed claims against SS/L and Loral SpaceCom will be paid in cash in full, including interest from the petition date to the effective date of the Plan of Reorganization.

•	Loral Orion unsecured creditors will receive approximately 77 percent of New Loral common stock and their pro rata share of $200 million of preferred stock to be issued by New Skynet. These creditors were also offered the right to subscribe to purchase their pro-rata share of $120 million in new senior secured notes of New Skynet, which rights offering was underwritten by certain Loral Orion creditors (the “Backstop Purchasers”) who will receive a $6 million fee which is payable in additional New Skynet notes. The rights offering expired on July 29, 2005, with creditors subscribing for approximately $98.3 million of notes. The remaining $21.7 million of notes will be subscribed for by the Backstop Purchasers.

•	Loral bondholders and certain other unsecured creditors will receive approximately 23 percent of the common stock of New Loral.

•	Existing common and preferred stock will be cancelled and no distribution will be made to the holders of such stock.
      The Plan of Reorganization will become effective after the satisfaction of the conditions precedent set forth in the Plan of Reorganization, including obtaining approval from the Federal Communications Commission and any other necessary approvals. Although we expect that our Plan of Reorganization will be declared effective early in the fourth quarter of 2005, we cannot predict with certainty when that will occur. In addition, the time within which a party in interest may file an appeal with respect to the order confirming the Plan of Reorganization and/or the order denying the Motion to Prosecute has not yet expired.
      On July 11, 2005, the Bermuda Court authorized the JPLs, subject to confirmation of the Plan of Reorganization by the Bankruptcy Court, to take whatever actions are necessary with respect to the Bermuda Group to implement the Plan of Reorganization.
      Certain contracts that SS/ L has entered into recently provide that SS/L’s customer may defer milestone payments otherwise due until after SS/L emerges from Chapter 11. Accordingly, SS/L expects to incur, through September 30, 2005, costs of approximately $88 million in performance on these contracts without corresponding payments and expects to have vendor termination liability exposure of approximately $12 million (see Note 7). If SS/L emerges from bankruptcy on a timely basis, which will lead to the payment of SS/L’s receivables from customer contracts mentioned above, we believe that we will not require any additional financing to fund operations.
      In January 2004, the North solar array of the Telstar 14/ Estrela do Sul-1 satellite (“EDS”) only partially deployed after launch, diminishing the power and life expectancy of the satellite. SS/L has submitted to its insurers a claim for a total constructive loss of the satellite, seeking recovery for the insured value of $250 million. SS/L has reached a settlement agreement with the insurers with respect to this pending insurance claim. Under this settlement, which was approved by the Bankruptcy Court on May 10, 2005, SS/ L will receive 82% of each settling insurer’s respective proportion of the insured amount which would result in $205 million in total proceeds to be received. In addition, under the settlement, the settling insurers waive any rights they may have to obtain title to EDS as a result of payment on the insurance claim. As of August 2, 2005 SS/ L has received $142.3 million of insurance proceeds pursuant to settlements under the terms approved by the Bankruptcy Court. SS/L expects to receive by August 31, 2005, an additional $42.2 million from insurers that have agreed to the settlement. SS/L expects to receive the remaining $20.5 million from an insurer who has agreed to the settlement in principle subject to finalization of the terms and provisions of the settlement documentation.

3.	Basis of Presentation
      The accompanying unaudited condensed consolidated financial statements (the “financial statements”) have been prepared assuming Loral, in its current structure, will continue as a going concern. However, the factors mentioned in Note 2 above, among other things, raise substantial doubt about our ability to continue as

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern is dependent on a number of factors including, but not limited to, the Plan of Reorganization as confirmed by the Bankruptcy Court becoming effective and maintaining good relations with our customers, suppliers and employees. If the Plan of Reorganization does not become effective, we may be forced to liquidate under applicable provisions of the Bankruptcy Code. We cannot give any assurance of the level of recovery our creditors would receive in liquidation. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if we were forced to liquidate (see Reorganization in Note 2).
      The financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. The December 31, 2004 balance sheet has been derived from the audited consolidated financial statements at that date. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements included in our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.
      The financial statements have been prepared in accordance with Statement of Position No. 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”). SOP 90-7 requires us to distinguish prepetition liabilities subject to compromise from postpetition liabilities in our condensed consolidated balance sheets. The caption “liabilities subject to compromise” reflects the carrying value of prepetition claims that will be restructured in our Chapter 11 Cases. In addition, our condensed consolidated statements of operations portray the results of operations of the reporting entity during Chapter 11 proceedings. As a result, any revenue, expenses, realized gains and losses, and provision for losses resulting directly from the reorganization and restructuring of the Company are reported separately as reorganization items, except those required to be reported as discontinued operations and extraordinary items in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) and SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). We did not prepare combined financial statements for Loral and its Debtor Subsidiaries, since the subsidiaries that did not file voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code were immaterial to our consolidated financial position and results of operations.

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

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pensions and Other Employee Benefits
      The following table provides the components of net periodic benefit cost for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three and six months ended June 30, 2005 and 2004 respectively (in thousands):

	Pension Benefits				Other Benefits

	Three Months Ended		Six Months Ended		Three Months		Six Months Ended
	June 30,		June 30,		Ended June 30,		June 30,

	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	$2,846	$2,324	$5,692	$4,648	$352	$274	$704	$548
Interest cost	5,778	5,548	11,556	11,096	1,313	1,069	2,626	2,138
Expected return on plan assets	(5,105)	(4,870)	(10,210)	(9,740)	(15)	(20)	(30)	(40)
Amortization of prior service cost	(9)	(9)	(18)	(18)	(481)	(483)	(962)	(966)
Amortization of net loss	1,557	1,164	3,114	2,328	693	564	1,386	1,128

	$5,067	$4,157	$10,134	$8,314	$1,862	$1,404	$3,724	$2,808

Additional Cash Flow Information
      The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended
	June 30,

	2005	2004

Non-cash activities:
Unrealized (losses) gains on available-for-sale securities, net of taxes	$(45)	$8,142

Unrealized net losses on derivatives, net of taxes	$(473)	$(1,483)

Supplemental information:
Taxes paid, net of refunds	$1,537	$1,793

Interest paid, net of capitalized interest	$—	$—

Cash (paid) received for reorganization items:
Professional fees	$(8,841)	$(8,694)

Retention costs	$—	$(5,755)

Severance costs	$—	$(917)

Vendor settlement gains	$—	$(36)

Restructuring costs	$(55)	$—

Interest income	$1,277	$494

4.	Discontinued Operations
      As described in Note 2, on March 17, 2004, we completed the sale of our North American satellites and related assets to Intelsat. The operating revenues and expenses of these assets and interest expense on our secured debt through March 18, 2004 have been classified as discontinued operations under SFAS No. 144 for all periods presented. As a result of the resolution of the contingencies primarily relating to the completion of the Intelsat Americas 8 (Telstar 8) satellite, which was successfully launched on June 23, 2005, we have recognized on our income statement the previously deferred gain on the sale of $11.4 million, net of taxes of $4.3 million, during the quarter ended June 30, 2005.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes certain statement of operations data for the discontinued operations prior to the sale of our North American satellites and related assets. In 2004, the operating results of the discontinued operations are for the period from January 1, 2004 to March 17, 2004, the date of the sale. The 2004 results include the write-off of approximately $11 million of debt issuance costs to interest expense relating to secured bank debt that we repaid. For the purposes of this presentation, in accordance with SFAS 144, continuing operations includes all indirect costs normally associated with these operations, including telemetry, tracking and control, access control, maintenance and engineering, selling and marketing, and general and administrative.

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2005(a)	2004	2005(a)	2004

	(In thousands)
Revenues of discontinued operations	$—	$—	$—	$29,106

Operating income (loss)	$—	$(25)	$—	$13,293
Interest expense	—	183	—	(24,755)

Income (loss) before income taxes	—	158	—	(11,462)
Income tax provision	—	—	—	—

Income (loss) from discontinued operations	—	158	—	(11,462)
Gain on sale of discontinued operations, net of taxes	11,371	—	11,371	—

Income (loss) from discontinued operations	$11,371	$158	$11,371	$(11,462)

(a)	There has been no activity related to discontinued operations for the first six months of 2005, except for the recognition of the previously deferred gain.
      The satellites sold had a net book value of $906 million, including insurance proceeds receivable of $123 million, as of March 17, 2004, the date of the sale. The other related assets and liabilities sold had a net book value of $38 million and $12 million, respectively, as of March 17, 2004.

5.	Accounting for Stock Based Compensation
      The fair values of stock-based employee compensation below were calculated based on the fair values of the options at the date of grant. In order for the stock options to have any value to the holders, the market value of our common stock would have to rise from $0.29 at June 30, 2005 to greater than $3.80 (the lowest strike price of our stock options outstanding). However, the Plan of Reorganization does not provide for participation or recovery by our common shareholders and, accordingly, all stock options outstanding as of June 30, 2005, have zero value to the employees.
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

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2005	2004	2005	2004

Reported loss from continuing operations	$(18.8)	$(22.8)	$(45.0)	$(90.8)
Add: Total stock based compensation charged to operations under the intrinsic value method, net of taxes	—	—	—	—
Less: Total stock based employee compensation determined under the fair value method for all awards, net of taxes	—	(0.3)	—	(0.6)

Pro forma loss from continuing operations	(18.8)	(23.1)	(45.0)	(91.4)
Net (loss) income from discontinued operations, net of taxes	—	0.1	—	(11.5)
Gain on sale of discontinued operations, net of taxes	11.4	—	11.4	—

Pro forma net loss	$(7.4)	$(23.0)	$(33.6)	$(102.9)

Reported basic and diluted loss per share from continuing operations	$(0.43)	$(0.51)	$(1.02)	$(2.06)
Pro forma basic and diluted loss per share from continuing operations	(0.43)	(0.52)	(1.02)	(2.07)
Reported basic and diluted loss per share from discontinued operations	0.26	—	0.26	(0.26)
Reported basic and diluted loss per share	(0.17)	(0.51)	(0.76)	(2.32)
Pro forma basic and diluted loss per share	(0.17)	(0.52)	(0.76)	(2.33)

6.	Comprehensive Loss
      The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net loss	$(7,405)	$(22,669)	$(33,626)	$(102,305)
Cumulative translation adjustment	(119)	29	(149)	(33)
Unrealized gains (losses) on available-for-sale securities, net of taxes	(45)	8,594	(45)	8,142
Foreign currency hedging:
Reclassifications into revenue and cost of sales from other comprehensive income, net of taxes	(200)	(234)	(473)	(1,483)

Comprehensive loss	$(7,769)	$(14,280)	$(34,293)	$(95,679)

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

7.	Contracts-in-Process

	June 30,	December 31,
	2005	2004

	(In thousands)
Amounts billed	$7,125	$8,146
Unbilled receivables	40,744	10,894

	$47,869	$19,040

      Unbilled amounts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed in accordance with the contract terms, typically upon shipment of the product, achievement of contractual milestones, or completion of the contract and, at such time, are reclassified to billed receivables (see Note 2).
      When we filed for Chapter 11, SS/L’s hedges with counterparties (primarily yen-denominated forward contracts) were cancelled leaving SS/L vulnerable to foreign currency fluctuations in the future. The inability to enter into forward contracts exposes SS/L’s future revenues, costs and cash associated with anticipated yen-denominated receipts and payments to currency fluctuations. As of June 30, 2005, SS/L had the following amounts denominated in Japanese yen (which was translated into U.S. dollars based on the June 30, 2005 exchange rate) that were unhedged (in millions):

	Japanese Yen	U.S. $

Future revenues	¥819	$7.4
Future expenditures	1,240	11.2
Contracts-in-process: unbilled receivables/(customer advances)	(41)	(0.4)
      At June 30, 2005, SS/L also had future expenditures in euros of 108,337 ($130,687 U.S.) that were unhedged.
      Foreign exchange gains or losses are reflected on the Condensed Consolidated Statement of Operations as Other income (expense) and we have reclassified $1.5 million and $4.0 million of such foreign exchange losses for the three and six months ended June 30, 2004, respectively, by reducing interest expense and increasing Other expense by $1.5 million and $4.0 million, respectively.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Property, Plant and Equipment

	June 30,	December 31,
	2005	2004

	(In thousands)
Land and land improvements	$24,833	$24,827
Buildings	87,121	87,133
Leasehold improvements	15,529	15,638
Satellites in-orbit, including satellite transponder rights of $279.6 million	958,834	1,093,951
Earth stations	78,452	82,577
Equipment, furniture and fixtures	276,819	276,948
Other construction in progress	4,054	2,337

	1,445,642	1,583,411
Accumulated depreciation and amortization	(822,107)	(784,503)

	$623,535	$798,908

      On March 17, 2004 we sold our North American satellites and related assets (see Notes 2 and 4).
      In January 2004, our Telstar 14/ Estrela do Sul-1 satellite’s North solar array only partially deployed after launch, diminishing the power and life expectancy of the satellite. At the end of March 2004, the satellite began commercial service able to operate 15 of its 41 transponders. The satellite’s life expectancy is now approximately six years, as compared to a design life of 15 years. During March 2004, we recorded an impairment charge of $12 million to reduce the carrying value of the satellite and related assets to the expected proceeds from insurance of $250 million. SS/L has reached a settlement agreement with the insurers with respect to this insurance claim (see Note 2 for a discussion of the settlement with insurers).
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
      During September 2004, our Telstar 18 satellite began commercial service and we recognized $87 million of sales and $80 million of cost of sales relating to the sales-type lease element of our agreement with APT. In addition, as of June 30, 2005, we have recorded $11 million of deferred revenue relating to the operating lease and service elements of the agreement (primarily APT’s lease of four transponders for four years and four additional transponders for five years and our providing APT with telemetry tracking and control services for the life of the satellite), which will be recognized on a straight-line basis over the life of the related element to be provided. Also, at June 30, 2005, our long-term liabilities included $23 million, representing the present value of our obligation to make future payments of $18.1 million to APT on each of the fourth and fifth

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in-service anniversaries of Telstar 18, whereupon APT’s leasehold interest in the related transponders described in the preceding sentence, would be terminated.

9.	Investments in and Advances to Affiliates
      Investments in and advances to affiliates consist of (in thousands):

	June 30,	December 31,
	2005	2004

XTAR equity investments	$54,978	$49,181

      Equity income (losses) in affiliates, consists of (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

XTAR	$(818)	$416	$(1,557)	$13
Globalstar and Globalstar service provider partnerships	—	46,567	—	46,567

	$(818)	$46,983	$(1,557)	$46,580

      The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues	$1,711	$2,122	$4,615	$5,210
Interest expense capitalized on development stage enterprise	—	—	—	478
Elimination of our proportionate share of losses relating to affiliate transactions	46	924	347	931
(Losses) relating to affiliate transactions not eliminated	(36)	(726)	(272)	(731)

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
      We own 56% of XTAR (accounted for under the equity method since we do not control certain significant operating decisions) and Hisdesat owns 44%. During the first quarter of 2005, we made an equity contribution of $7.5 million to XTAR, which was matched by $5.78 million from Hisdesat. To date the partners in proportion to their respective ownership interests have contributed $109.6 million to XTAR.
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

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In May 2005, XTAR signed a contract with the U.S. Department of State for the lease of transponder capacity. The State Department is authorized pursuant to its procurement guidelines to lease up to $137.0 million of capacity under this contract. To date, the U.S. Department of State has committed to a three-year lease of one transponder under this contract, having a total lease value of $13.5 million, and has the right, at its option, to renew the lease for two additional years, which would bring the total value of the lease to $25.5 million. There can be no assurance as to how much, if any, additional capacity, the U.S. Department of State may lease from XTAR under this contract.
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
      XTAR has agreed to lease certain transponders on the Spainsat satellite, which is being constructed by SS/ L for Hisdesat. XTAR’s lease obligations for such service would initially amount to $6.2 million per year, growing to $23 million per year. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the Spainsat transponders leased by XTAR.

Globalstar
      On June 29, 2004, Globalstar, L.P. (“Globalstar”) was dissolved. As a result of Globalstar’s liquidation, we recorded equity income of $47 million on the reversal of vendor financing liabilities that were non-recourse to SS/ L in the event of non-payment by Globalstar.
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
      As of June 30, 2005, we had a 49% indirect economic interest in Satmex. We account for Satmex using the equity method. In the third quarter of 2003, we wrote off our remaining investment in Satmex of $29 million (as an increase to our equity loss in Satmex), due to the financial difficulties that Satmex was having. We have no further financial obligation relating to Satmex. Accordingly, there is no requirement for us to provide for our allocated share of Satmex’s net losses subsequent to September 30, 2003.
      On June 30, 2004, the Floating Rate Notes came due and Satmex did not make the required principal payment of $203.4 million. On November 1, 2004, the Fixed Rate Notes came due and Satmex did not make the required principal payment of $320.0 million. Also, Satmex did not make the August 1, 2003, February 1, 2004, and August 1, 2004 interest payments on the Fixed Rate Notes or the interest due on maturity of the Fixed Rate Notes. The aggregate amount of interest payment due was $56.7 million.
      On December 29, 2004, the Government Obligation of approximately $125.1 million plus accrued interest of approximately $63 million came due and Servicios did not make payment of such amounts. This debt obligation is secured by the shares of our joint venture held by Loral and Principia. As a result of the payment defaults under the Government Obligation, the Mexican government could initiate proceedings against Servicios, which may include foreclosure on the joint venture shares which would result in a change of control of Satmex.
      As a consequence of the defaults described above, on May 25, 2005, certain holders of Satmex Fixed Rate Notes and the Floating Rate Notes (the “Petitioning Creditors”) filed an involuntary petition (the “Involuntary Petition”) commencing a Chapter 11 case under the Bankruptcy Code against Satmex in the Bankruptcy Court. On June 29, 2005, Satmex filed a petition for reorganization in Mexico (the “Concurso Mercantil”). On July 7, 2005, Satmex filed a motion in the U.S. Bankruptcy Court to dismiss the bankruptcy filing for Satmex made by its U.S. creditors. Satmex subsequently reached a settlement agreement with the Petitioning Creditors premised upon, among other things, the parties consenting to Satmex commencing a case under section 304 of the Bankruptcy Code in the Bankruptcy Court, as a case ancillary to the Concurso Mercantil, and the voluntary dismissal of the involuntary Chapter 11 case commenced by the Petitioning Creditors. The Company is currently unable to determine the effect of the above matters on its holdings in Satmex.

Satmex Settlement Agreement
      On June 14, 2005, Loral Space & Communications Holdings Corporation (“LSCC”), Loral SpaceCom, Loral Skynet, Loral Skynet Network Services, Inc. (“LSNS”) and SS/ L (collectively the “Loral Entities”) and Satmex entered into an agreement to be implemented through various amendments and agreements with respect to various transactions involving the Loral Entities and Satmex (the “Settlement Agreement”), including but not limited to the contract for the procurement of Satmex 6 between SS/ L and Satmex (the “Satmex 6 SPA”), the management services agreement among Loral SpaceCom, Principia and Satmex (the “Management Services Agreement”), the license agreement between Loral SpaceCom and Satmex (the “License Agreement”), and various transponder agreements between Loral Skynet or LSNS and Satmex. Pursuant to the terms of the Settlement Agreement, Satmex and the Loral Entities agreed to offset certain amounts owing between them, and SS/ L agreed to give Satmex an allowed claim of $3.7 million in SS/ L’s Chapter 11 Case. In addition, SS/ L and Satmex terminated their respective obligations under the Satmex 6 SPA, and entered into a new contract pursuant to which SS/ L agreed to perform certain additional work, as well as renewed its commitment to provide its continued support for the launch of Satmex 6 provided that SS/ L’s obligation to provide certain services under the

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
new contract is expressly subject to certain conditions, including Satmex obtaining the approval of the Settlement Agreement and the underlying transactions with any court(s) and other authorities with jurisdiction over its reorganization proceeding. Also pursuant to the Settlement Agreement, Loral SpaceCom and Satmex agreed to terminate the Management Services Agreement and the License Agreement. As part of the consideration for the various benefits conferred by the Loral Entities to Satmex under the terms of the Settlement Agreement, including without limitation, the elimination of Satmex’s obligation to make orbital incentive and end of life bonus payments in respect of Satmex 6, Satmex has agreed to lease to LSCC for the life of the satellite, without any further consideration, two 36 MHz Ku-band transponders and two 36 MHz C-band transponders on Satmex 6. The Settlement Agreement was approved by the Bankruptcy Court on July 26, 2005 and became effective on August 5, 2005. There can be no assurance that any court(s) or other authorities with jurisdiction over Satmex’s reorganization proceeding will likewise approve the Settlement Agreement. We have not recorded the financial benefit of this settlement pending the effective date of the Settlement Agreement, or in the case of the transponders, the launch of Satmex 6.

10.	Other Acquired Intangible Assets
      Other acquired intangible assets are included in other assets in our consolidated balance sheets as follows (in millions):

	June 30, 2005		December 31, 2004

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Regulatory fees	$22.5	$(8.4)	$22.5	$(7.7)
Other intangibles	13.0	(12.9)	13.0	(12.0)

	$35.5	$(21.3)	$35.5	$(19.7)

      As of June 30, 2005, the weighted average remaining amortization period for regulatory fees was approximately 10 years and less than one year for other intangibles.
      Total amortization expense for other acquired intangible assets was $0.8 million for both the three months ended June 30, 2005 and 2004, and $1.6 million for both the six months ended June 30, 2005 and 2004. Annual pre-tax amortization expense for other acquired intangible assets for the five years ended December 31, 2009 is estimated to be as follows (in millions):

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

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Differences between liability amounts estimated by us and claims filed by our creditors are being investigated and the Bankruptcy Court will make a final determination of the allowable claims. The determination of how liabilities ultimately will be treated is set forth in the Plan of Reorganization (See Note 2). We will continue to evaluate the amount and classification of our prepetition liabilities through the remainder of our Chapter 11 Cases. Should we identify additional liabilities subject to compromise, we will recognize them accordingly. As a result, “liabilities subject to compromise” may change. Claims classified as “liabilities subject to compromise” represent secured as well as unsecured claims. Liabilities subject to compromise at June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004

Debt obligations (Note 12)	$1,269,977	$1,269,977
Accounts payable	54,724	52,728
Accrued employment costs	454	542
Customer advances	27,759	30,837
Accrued interest and preferred dividends	40,428	40,428
Income taxes payable	41,899	38,934
Pension and other postretirement liabilities	186,938	178,647
Other liabilities	83,064	79,926
6% Series C convertible redeemable preferred stock	187,274	187,274
6% Series D convertible redeemable preferred stock	36,707	36,707

	$1,929,224	$1,916,000

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

      As a result of our voluntary petitions for reorganization, all of our prepetition debt obligations were accelerated. A creditors’ committee was appointed in the Chapter 11 Cases to represent all unsecured creditors, including all of our debt holders. In addition, an official committee of equity security holders was appointed in the Chapter 11 Cases to represent all holders of equity interests, including all preferred and common shareholders of Loral. In accordance with the provisions of the Bankruptcy Code, both the creditors’ committee and the equity committee have the right to be heard on all matters that come before the Bankruptcy Court (see Note 2).
      On March 17, 2004, we repaid all $967 million of our outstanding secured bank debt (see Notes 2 and 4). As of June 30, 2005, the principal amounts of our prepetition debt obligations were $1.049 billion.
      Subsequent to our voluntary petitions for reorganization on July 15, 2003, we only recognized and paid interest on our bank debt through March 18, 2004 and stopped recognizing and paying interest on all other outstanding debt obligations. While we are in Chapter 11, we only recognize interest expense to the extent paid. For both the three and six months ended June 30, 2005 and 2004, we did not recognize $10.9 million, and $21.8 million, respectively, of interest expense on our 9.5%, 11.25%, and 12.5% senior notes and for both the three and six month ended June 30, 2005 and 2004, we did not recognize $15.3 million, and $30.6 million respectively, of a reduction to accrued interest on our 10% senior notes as a result of the suspension of interest payments on our debt obligations.

13.	Reorganization Expenses due to Bankruptcy
      Reorganization expenses due to bankruptcy were as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Professional fees	$5,639	$5,348	$11,127	$10,356
Employee retention costs	111	3,516	293	7,036
Severance costs	177	1,008	680	1,008
Restructuring costs	1,857	—	1,857	—
Vendor settlement gains	(192)	(36)	(67)	(36)
Interest income	(609)	(281)	(1,275)	(494)

Total reorganization expenses due to bankruptcy	$6,983	$9,555	$12,615	$17,870

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments and Contingencies
      SS/L has deferred revenue and accrued liabilities for performance warranty obligations relating to satellites sold to customers, which could be affected by future performance. SS/L accounts for satellite performance warranties in accordance with the product warranty provisions of FIN 45, which requires disclosure, but not initial recognition and measurement, of performance guarantees. SS/L estimates the deferred revenue for its warranty obligations based on historical satellite performance. SS/L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and the remaining warranty period. A reconciliation of such deferred amounts for the six months ended June 30, 2005, is as follows (in millions):

Balance of deferred amounts at January 1, 2005	$26.0
Accruals for deferred amounts issued during the period	0.9
Accruals relating to pre-existing contracts (including changes in estimates)	6.1

Balance of deferred amounts at June 30, 2005	$33.0

      Loral Skynet has in the past entered into prepaid leases and one other arrangement relating to transponders on its satellites, under which Loral Skynet has certain warranty obligations. As of June 30, 2005, Loral Skynet continues to provide for a warranty for periods of approximately five to eight years with respect to one transponder under the prepaid leases and four transponders under the other arrangement. In the event of transponder failure, customers are entitled to compensation if Skynet is unable to provide replacement capacity, which compensation is normally covered by insurance. In the case of prepaid leases, the customer would be entitled to a refund equal to the unamortized portion of the lease prepayment made by the customer. For the other arrangement, in the event of an unrestored failure, the customer would be entitled to compensation on contractually prescribed amounts that decline over time.
      We filed for bankruptcy protection on July 15, 2003 and are subject to its associated risks and uncertainties (see Notes 2 and 3).
      Nineteen of the satellites built by SS/L and launched since 1997, three of which are owned and operated by our subsidiaries or affiliates, have experienced losses of power from their solar arrays. There can be no assurance that one or more of the affected satellites will not experience additional power loss. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. A complete or partial loss of a satellite’s capacity could result in a loss of orbital incentive payments to SS/L and, in the case of satellites owned by Loral Skynet and its affiliates, a loss of revenues and profits. With respect to satellites under construction and the construction of new satellites, based on its investigation of the matter, SS/L has identified and has implemented remediation measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or the construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses, and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, we believe that this matter will not have a material adverse effect on our condensed consolidated financial position or our results of operations, although no assurance can be provided.
      In November 2004, Intelsat Americas 7 (formerly Telstar 7) experienced an anomaly which caused it to completely cease operations for several days before it was partially recovered. Four other satellites manufac-

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
tured by SS/L have designs similar to Intelsat Americas 7 and, therefore, could be susceptible to similar anomalies in the future. A partial or complete loss of a satellite could result in the incurrence of warranty payments by, or a loss of orbital incentive payments to, SS/L.
      Satellites are built with redundant components to permit their continued operation in case of component failure, an event that is not uncommon in complex satellites. Certain of our satellites are currently operating using back-up components because of the failure of primary components. If the back-up components fail, however, and we are unable to restore redundancy, these satellites could lose capacity or be total losses, which would result in a loss of revenues and profits. For example, in July 2005, in the course of conducting our normal operations, we determined that the primary command receiver on two of our satellites had failed. These satellites, which are equipped with redundant command receivers designed to provide full functional capability through the full design life of the satellite, continue to function normally and service to customers has not been affected. Moreover, SS/L is developing a software workaround to fully restore the redundant command receiver function on these satellites. This workaround, which SS/L has successfully used to restore redundancy for another customer’s satellite, is expected to be completed by September 1, 2005.
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
      We normally insure the on-orbit performance of the satellites in our satellite services segment. Typically such insurance is for one year subject to renewal. It may be difficult, however, to obtain full insurance coverage for satellites that have, or are part of a family of satellites that has, experienced problems in the past. We cannot assure that, upon the expiration of an insurance policy, we will be able to renew the policy on terms acceptable to us. Insurers may require either exclusions of certain components or may place similar limitations on coverage in connection with insurance renewals for such satellites in the future. An uninsured loss of a satellite would have a material adverse effect on our financial performance.
      To prevent frequency interference, the regulatory process requires potentially lengthy and costly negotiations with third parties who operate or intend to operate satellites at or near the locations of our satellites. For example, as part of our coordination efforts on Telstar 12, we agreed to provide four 54 MHz transponders on Telstar 12 to Eutelsat for the life of the satellite and have retained risk of loss with respect to those transponders. We also granted Eutelsat the right to acquire, at cost, four transponders on the replacement satellite for Telstar 12. We continue to be in discussions with other operators on coordination issues. We may be required to make additional financial concessions in the future in connection with our coordination efforts. The failure to reach an appropriate arrangement with a third party having priority rights at or near one of our orbital slots may result in substantial restrictions on the use and operation of our satellite at that location.
      SS/L has contracted to build a spot beam, Ka-band satellite for a customer planning to offer broadband data services directly to the consumer. SS/L had suspended work on this program in December 2001 while the customer and SS/L discussed how to resolve a contract dispute. In March 2003, SS/L and the customer reached an agreement in principle to restart the satellite construction program, and, in June 2003, SS/L and the customer executed a definitive agreement and SS/L entered into a security agreement with the customer that provided the customer with a security interest in the work-in-progress of the customer’s contract (the “SS/L Security Agreement”). In September 2004, SS/L and the customer amended the agreement to provide for, among other things, acceleration of the payment of $15 million of the outstanding vendor financing (received in October 2004) and the granting of a security interest by the customer to secure payment of the remaining vendor financing (the “Customer Security Agreement”). In October 2004, the Bankruptcy Court approved the Customer Security Agreement and SS/L’s assumption of the amended

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contract and the SS/L Security Agreement. As of June 30, 2005, SS/L had billed and unbilled accounts receivable and vendor financing arrangements of $55 million (including accrued interest of $16 million) with this customer, of which approximately $46 million will be paid to SS/L beginning in 2006 through 2011.
      Under the terms of a master settlement agreement entered into with Alcatel Space (together with Alcatel Space Industries, “Alcatel”), the arbitration brought by Alcatel against Loral and a related court proceeding to confirm the arbitral tribunal’s partial award were suspended, with termination of the arbitration to occur on the date of confirmation of a plan of reorganization or a liquidation, provided that if any action is commenced in the Chapter 11 Cases seeking the repayment, disgorgement or turnover of the transfers made in connection with the master settlement agreement, because of the commencement of the Chapter 11 Cases, the arbitration and related court confirmation proceeding would not be terminated until such repayment, disgorgement or turnover action had been dismissed. The master settlement agreement also provides that Alcatel is entitled to reinstate the arbitration if it is required by judicial order to repay, disgorge or turn over the consideration paid to it under the agreement in the context of the Chapter 11 Cases. As a result of the entry of the confirmation order in the Chapter 11 Cases, the parties are awaiting the formal termination of the arbitration by the arbitral tribunal.
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
      We have estimated that we will incur approximately $44 million to repair a satellite that was damaged in transit, a significant portion of which we expect to recover through insurance coverage. We believe resolution of the insurance claim will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided.
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

Globalstar Related Matters
      On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited (“GTL”) and Globalstar against GTL, Loral, Bernard L. Schwartz and other defendants were consolidated into one action titled In re: Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation, Loral and Bernard L. Schwartz alleging (a) that all defendants (except Loral) violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar’s business and prospects, (b) that defendants Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of Globalstar, (c) that defendants GTL and Mr. Schwartz are liable under Section 11 of the Securities Act of 1933 (the “Securities Act”) for untrue

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Loral and Mr. Schwartz are secondarily liable under Section 15 of the Securities Act for GTL’s primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related to or affiliated with them. This case was preliminarily settled in July 2005, which settlement might give rise to a general unsecured prepetition claim by Mr. Schwartz against Loral to the extent, if any, the $20 million settlement amount is not reimbursed by Globalstar’s insurers. The Company believes although no assurance can be given, that it will not incur any material loss as a result of this settlement.
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

Other
      In March 2001, Loral entered into an agreement (the “R/L DBS Sale Agreement”) with Rainbow DBS Holdings, Inc. (“Rainbow”) pursuant to which Loral agreed to sell to Rainbow its interest in R/L DBS Company, LLC (“R/L DBS”) for a purchase price of $33 million plus interest at an annual rate of 8% from April 1, 2001. Loral’s receipt of this purchase price is, however, contingent on the occurrence of certain events, including without limitation, upon the sale of substantially all of the assets of R/L DBS. At the time of the R/L DBS Sale Agreement, Loral’s investment in R/L DBS had been recorded at zero and Loral did not record a receivable or gain from this sale. During the first quarter ended March 31, 2005, Rainbow entered into an agreement to sell its Rainbow 1 satellite and related assets to EchoStar Communications Corporation, which sale is conditioned upon receipt of regulatory approval. Loral believes that under the terms of the R/L DBS Sale Agreement, it would be entitled to immediate payment of the full R/L DBS purchase price upon the closing of the EchoStar transaction. Rainbow, however, has informed Loral that it does not believe that consummation of the EchoStar transaction will result in Loral being entitled to receive an immediate payment of the purchase price under the R/L DBS Sale Agreement. Loral disputes Rainbow’s interpretation of the agreement and intends to vigorously enforce its rights thereunder. Moreover, a third party has asserted a prepetition claim against Loral of $3 million in respect of the purchase price.
      We are subject to various other legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of these legal proceedings and claims cannot be predicted with certainty, we do not believe that any of these other existing legal matters will have a material adverse effect on our consolidated financial position or our results of operations. These legal proceedings and claims against us are generally subject to the automatic stay as a result of the commencement of the Chapter 11 Cases.

15.	Loss Per Share
      Basic loss per share is computed based upon the weighted average number of shares of common stock outstanding. Diluted loss per share excludes the assumed conversion of the Series C Preferred Stock (936,371 shares) and the Series D Preferred Stock (185,104 shares), as their effect would have been antidilutive. For both the three and six months ended June 30, 2005 and 2004, there were 2,002,870 and 2,387,213 options, respectively, that were excluded from the calculation of diluted loss per share. In addition, for the three and six months ended June 30, 2005 and 2004, there were 612,696 and 604,299 and 604,299 and 604,299 warrants, respectively, outstanding that were excluded from the calculation of diluted loss per share as

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
their effect would have been antidilutive. The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Numerator for basic and diluted loss per share:
Loss from continuing operations	$(18,776)	$(22,827)	$(44,997)	$(90,843)
Income (loss) from discontinued operations	—	158	—	(11,462)
Gain on sale of discontinued operations, net of taxes	11,371	—	11,371	—

Net loss	$(7,405)	$(22,669)	$(33,626)	$(102,305)

Denominator:
Weighted average common shares outstanding	44,108	44,108	44,108	44,108

Basic and diluted (loss) earnings per share:
Continuing operations	$(0.43)	$(0.51)	$(1.02)	$(2.06)
Discontinued operations	0.26	—	0.26	(0.26)

Loss per share	$(0.17)	$(0.51)	$(0.76)	$(2.32)

16.	Segments
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
Three Months Ended June 30, 2005

	Satellite	Satellite
	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenue(2)	$36.4	$100.5		$136.9
Intersegment revenues	1.1	6.1		7.2

Operating segment revenues	$37.5	$106.6		144.1

Eliminations(3)				(7.3)

Operating revenues as reported				$136.8

Segment Adjusted EBITDA before eliminations(4)(5)	$11.8	$6.2	$(6.7)	$11.3

Eliminations(3)				(1.0)

Adjusted EBITDA				10.3
Depreciation and amortization(6)(7)	$(15.9)	$(3.9)	$(0.2)	(20.0)

Reorganization expenses due to bankruptcy				(7.0)

Operating loss from continuing operations				(16.7)
Interest and investment income				2.3
Interest expense				(1.5)
Other expense				(0.3)
Income tax provision				(1.8)
Equity income in affiliates				(0.8)

Loss from continuing operations				$(18.8)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Six Months Ended June 30, 2005

	Satellite	Satellite
	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenue(2)	$71.3	$198.3		$269.6
Intersegment revenues	2.1	7.9		10.0

Operating segment revenues	$73.4	$206.2		279.6

Eliminations(3)				(10.5)

Operating revenues as reported				$269.1

Segment Adjusted EBITDA before eliminations(4)(5)	$20.9	$10.5	$(12.4)	$19.0

Eliminations(3)				(3.5)

Adjusted EBITDA				15.5
Depreciation and amortization(6)(7)	$(35.3)	$(7.9)	$(0.4)	(43.6)

Reorganization expenses due to bankruptcy				(12.6)

Operating loss from continuing operations				(40.7)
Interest and investment income				4.1
Interest expense				(2.4)
Other expense				(1.0)
Income tax provision				(3.5)
Equity income in affiliates				(1.5)

Loss from continuing operations				$(45.0)

Other Data:
Total assets(7)	$625.8	$448.9	$46.1	$1,120.8

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Three Months Ended June 30, 2004

	Satellite	Satellite
	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenue(2)	$39.0	$75.0		$114.0
Intersegment revenues	1.2	38.8		40.0

Operating segment revenues	$40.2	$113.8		154.0

Eliminations(3)				(40.3)

Operating revenues as reported				$113.7

Segment Adjusted EBITDA before eliminations(4)(5)	$9.0	$2.2	$(8.9)	$2.3

Eliminations(3)				(8.3)

Adjusted EBITDA				(6.0)
Depreciation and amortization(6)(7)	$(35.5)	$(7.3)	$(0.1)	(42.9)

Reorganization expenses due to bankruptcy				(9.6)

Operating loss from continuing operations				(58.5)
Interest and investment income				2.5
Interest expense				(0.4)
Other expense				(1.4)
Income tax provision				(12.0)
Equity income in affiliates				47.0

Loss from continuing operations				$(22.8)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Six Months Ended June 30, 2004

	Satellite	Satellite
	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenue(2)	$69.0	$149.4		$218.4
Intersegment revenues	2.3	65.4		67.7

Operating segment revenues	$71.3	$214.8		286.1

Eliminations(3)				(68.7)

Operating revenues as reported				$217.4

Segment Adjusted EBITDA before eliminations(4)(5)	$(1.2)	$5.8	$(17.5)	$(12.9)

Eliminations(3)				(11.7)

Adjusted EBITDA				(24.6)
Depreciation and amortization(6)(7)	$(71.5)	$(12.3)	$(0.3)	(84.1)

Reorganization expenses due to bankruptcy				(17.9)

Operating loss from continuing operations				(126.6)
Interest and investment income				5.1
Interest expense				0.2
Other expense				(4.0)
Income tax provision				(12.2)
Equity income in affiliates				46.6
Minority interest				0.1

Loss from continuing operations				$(90.8)

Other Data:
Total assets(7)	$920.4	$436.3	$75.4	$1,432.1

(1)	Represents corporate expenses incurred in support of our operations.
(2)	Includes revenues from affiliates of $1.7 million and $2.1 million for the three months ended June 30, 2005 and 2004, respectively, and $4.6 million and $5.2 million for the six months ended June 30, 2005 and 2004, respectively.
(3)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/ L for wholly owned subsidiaries.
(4)	Satellite manufacturing includes a warranty accrual of $6 million for the three and six months ended June 30, 2005. Satellite manufacturing excludes charges of $2 million and $22 million for the three and six months ended June 30, 2004, respectively, as a result of the settlement of all orbital receivables on satellites sold to Intelsat. This settlement had the effect of reducing future orbital receipts by $25 million, including $15 million relating to a satellite that was under construction in 2004. Consistent with our internal reporting for satellite manufacturing, this decrease in contract value for the satellite that was under construction in 2004 was not being reflected as a decrease in satellite manufacturing revenues. These charges had no effect on our consolidated results in 2004.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Satellite services includes:
Adjusted EBITDA before specific charges	$11.8	$9.0	$20.9	$10.8
Impairment charge for Telstar 14/ Estrela do Sul-1 satellite (see Note 8)	—	—	—	(12.0)

Satellite services segment Adjusted EBITDA before eliminations	$11.8	$9.0	$20.9	$(1.2)

(6)	Includes additional depreciation expense of $10 million and $24 million for the three and six months ended June 30, 2004, respectively, due to accelerating the estimated end of depreciable life of our Telstar 11 satellite to June 2004 from March 2005.

(7)	Amounts are presented after the elimination of intercompany profit.
17.     New Accounting Pronouncements
      The following includes several accounting pronouncements that have been issued, but are not yet effective. Upon our emergence from Chapter 11 and the adoption of fresh start accounting under SOP 90-7, we will be required to early adopt these pronouncements.

SFAS 154
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, (“SFAS 154”) a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement changes the requirements for the accounting and reporting of a change in accounting principle. It requires retrospective application to prior period’s financial statements of changes in accounting principles as opposed to recognizing the change in the prior period as a change in the cumulative effect of a change in accounting principle as previously required. The provision of this Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted in fiscal periods beginning after the date this statement is issued. We are required to adopt SFAS 154 as of January 1, 2006. In the event that upon emergence from Chapter 11 there is a change in accounting principles due to the adoption of fresh start accounting requirements under SOP-97, we will not be required to apply SFAS 154 retrospectively since we will be exempt under the fresh start accounting requirements.

SFAS 153
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchange of Nonmonetary Assets, (“SFAS 153”) an amendment of Accounting Research Bulletin (“ARB”) No. 29. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive asset in paragraph 21(b) of APB No. 29 and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Currently, we have not completed an assessment of the impact of adopting SFAS 153.

SFAS 123R
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123R”) which requires recognition of compensation cost for stock options and other stock-based awards based on their fair value, generally measured at the date of grant. Compensation cost will be recorded over the period that an employee provides service in exchange for the award. For pre-existing awards, compensation cost is recognized after the effective date of SFAS 123R for the portion of outstanding awards

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
where service has not yet been rendered, based on the grant date fair value of those awards as previously determined under SFAS 123. We are required to adopt SFAS 123R as of January 1, 2006. We have not yet completed an assessment of the impact of adopting SFAS 123R.

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
18.     Financial Information for Subsidiary Issuer and Guarantor and Non-Guarantor Subsidiaries
      Loral (the “Parent Company”) is a holding company, which is the ultimate parent of all of our subsidiaries. The 10% senior notes issued by Loral Orion (the “Subsidiary Issuer”), our wholly owned subsidiary, in an exchange offer are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and several of Loral Orion’s wholly-owned subsidiaries (the “Guarantor Subsidiaries”). The Parent Company, the Subsidiary Issuer and the Guarantor Subsidiaries, as well as certain other non-guarantor subsidiaries of the Parent Company (including Loral SpaceCom and SS/ L) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on July 15, 2003.
      Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the other wholly-owned subsidiaries of the Parent Company (the “Non-Guarantor Subsidiaries”) as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004. The unaudited condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries.
      The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting. Our significant transactions with our subsidiaries other than the investment account and related equity in net loss of unconsolidated subsidiaries are intercompany payables and receivables between our subsidiaries resulting primarily from the funding of the construction of satellites for the Satellite Services segment. Loral’s $200 million note receivable from unconsolidated subsidiaries reflected in the accompanying financial statements is due from Loral Space & Communications Holdings Corporation and bears interest at 8.2% per annum. Loral SpaceCom (a non-guarantor subsidiary) holds a $29.7 million subordinated note receivable from the Subsidiary Issuer. The note is subordinated to all existing and future indebtedness of the Subsidiary Issuer and guaranteed by the Parent Company. The note bears interest at a rate of 10% per annum. Loral Satellite has provided $59.8 million to the Parent Company as of June 30, 2005, in the form of a note receivable which bears no interest and is payable upon maturity of the Loral Satellite Credit Agreement. As a result of filing Chapter 11, the accrual of interest on all related party notes in the following condensed consolidating financial statements was suspended.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2005
(In thousands)
(Unaudited)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$1,069	$38,584	$—	$136,626	$—	$176,279
Accounts receivable, net	—	4,569	—	7,470	—	12,039
Contracts-in-process	—	—	—	47,869	—	47,869
Inventories	—	—	—	38,324	—	38,324
Other current assets	1,757	3,083	1,374	18,936	(133)	25,017

Total current assets	2,826	46,236	1,374	249,225	(133)	299,528
Property, plant and equipment, net	—	245,220	152,168	248,294	(22,147)	623,535
Long-term receivables	—	292	—	88,711	—	89,003
Due (to) from unconsolidated subsidiaries	(8,887)	(15,045)	33,436	42,807	(52,311)	—
Investments in unconsolidated subsidiaries	(588,550)	303,047	(271,698)	(1,615,395)	2,172,596	—
Investments in and advances to affiliates	20	—	—	54,958	—	54,978
Deposits	—	—	—	9,938	—	9,938
Other assets	4,197	4,697	222	34,667	—	43,783

Total assets	$(590,394)	$584,447	$(84,498)	$(886,795)	$2,098,005	$1,120,765

Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$—	$281	$500	$34,630	$—	$35,411
Accrued employment costs	—	—	—	30,463	—	30,463
Customer advances and billings in excess of costs and profits	—	3,741	10	97,109	—	100,860
Income taxes payable	—	—	—	1,042	—	1,042
Other current liabilities	1,275	—	—	15,769	—	17,044

Total current liabilities	1,275	4,022	510	179,013	—	184,820
Pension liability	—	—	—	1,777	—	1,777
Long-term liabilities	52,233	34,645	8,313	15,709	(29,939)	80,961

Total liabilities not subject to compromise	53,508	38,667	8,313	196,499	(29,939)	267,558
Liabilities subject to compromise	434,452	1,108,757	(117,386)	507,597	(4,196)	1,929,224
Minority interest	—	—	—	2,337	—	2,337
Shareholders’ (deficit) equity:
Common stock	4,413	—	—	—	—	4,413
Paid-in capital	3,392,825	604,166	—	—	(604,166)	3,392,825
Treasury stock, at cost	(3,360)	—	—	—	—	(3,360)
Unearned compensation	(47)	—	—	—	—	(47)
Due from related parties	—	(53,996)	—	53,996	—	—
Retained (deficit) earnings	(4,381,857)	(1,114,064)	23,667	(1,645,909)	(2,736,306)	(4,381,857)
Accumulated other comprehensive (loss)	(90,328)	917	398	(1,315)	—	(90,328)

Total shareholders’ (deficit) equity	(1,078,354)	(562,977)	24,065	(1,593,228)	(2,132,140)	(1,078,354)

Total liabilities and shareholders’ (deficit) equity	$(591,094)	$584,447	$(84,498)	$(886,795)	$2,098,705	$1,120,765

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2005
(In thousands)
(Unaudited)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$—	$21,911	$7,954	$17,289	$(10,898)	$36,256
Revenues from satellite manufacturing	—	—	—	101,479	(973)	100,506

Total revenues	—	21,911	7,954	118,768	(11,871)	136,762
Cost of satellite services	—	4,474	7,639	28,906	(10,227)	30,792
Cost of satellite manufacturing	—	—	—	87,698	(985)	86,713
Selling, general and administrative expenses	—	16,352	2,556	10,107	—	29,015

(Loss) income from continuing operations before reorganization expenses due to bankruptcy	—	1,085	(2,241)	(7,943)	(659)	(9,758)
Reorganization expenses due to bankruptcy	(963)	—	—	(6,020)	—	(6,983)

(Loss) income from continuing operations	(963)	1,085	(2,241)	(13,963)	(659)	(16,741)
Interest and investment income	9	60	—	2,274	—	2,343
Interest expense	—	(842)	—	(1,190)	562	(1,470)
Other expense	—	—	—	(349)	—	(349)

(Loss) income from continuing operations before income taxes, equity income (losses) in unconsolidated subsidiaries and affiliates, minority interest and gain on sale of discontinued operations	(954)	303	(2,241)	(13,228)	(97)	(16,217)
Income tax (provision) benefit	—	(25)	785	(2,536)	6	(1,770)

(Loss) income from continuing operations before equity income (losses) in unconsolidated subsidiaries and affiliates, minority interest and gain on sale of discontinued operations	(954)	278	(1,456)	(15,764)	(91)	(17,987)
Equity income (losses) in unconsolidated subsidiaries	(6,451)	(1,456)	—	—	7,907	—
Equity income (losses) in affiliates	—	—	—	(818)	—	(818)
Minority interest	—	—	—	29	—	29

(Loss) income from continuing operations	(7,405)	(1,178)	(1,456)	(16,553)	7,816	(18,776)
Gain on sale of discontinued operations, net of taxes	—	—	—	11,371	—	11,371

Net (loss) income	$(7,405)	$(1,178)	$(1,456)	$(5,182)	$7,816	$(7,405)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2005
(In thousands)
(Unaudited)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$—	$42,816	$15,629	$33,912	$(21,530)	$70,827
Revenues from satellite manufacturing	—	—	—	199,412	(1,099)	198,313

Total revenues	—	42,816	15,629	233,324	(22,629)	269,140
Cost of satellite services	—	20,319	15,237	50,594	(20,187)	65,963
Cost of satellite manufacturing	—	—	—	176,027	(1,077)	174,950
Selling, general and administrative expenses	—	20,873	5,317	30,122	—	56,312

(Loss) income from continuing operations before reorganization expenses due to bankruptcy	—	1,624	(4,925)	(23,419)	(1,365)	(28,085)
Reorganization expenses due to bankruptcy	(1,905)	(3,544)	—	(7,166)	—	(12,615)

Loss from continuing operations	(1,905)	(1,920)	(4,925)	(30,585)	(1,365)	(40,700)
Interest and investment income	12	60	—	4,059	—	4,131
Interest expense	—	(1,618)	—	(1,956)	1,126	(2,448)
Other expense	—	—	—	(966)	—	(966)

Loss from continuing operations before income taxes, equity income (losses) in unconsolidated subsidiaries and affiliates, minority interest and gain on sale of discontinued operations	(1,893)	(3,478)	(4,925)	(29,448)	(239)	(39,983)
Income tax (provision) benefit	—	(70)	1,724	(3,430)	(1,724)	(3,500)

Loss from continuing operations before equity income (losses) in unconsolidated subsidiaries and affiliates, minority interest and gain on sale of discontinued operations	(1,893)	(3,548)	(3,201)	(32,878)	(1,963)	(43,483)
Equity income (losses) in unconsolidated subsidiaries	(31,733)	(3,201)	—	—	34,934	—
Equity income (losses) in affiliates	—	—	—	(1,557)	—	(1,557)
Minority interest	—	—	—	43	—	43

(Loss) income from continuing operations	(33,626)	(6,749)	(3,201)	(34,392)	32,971	(44,997)
Gain on sale of discontinued operations, net of taxes	—	—	—	11,371	—	11,371

Net (loss) income	$(33,626)	$(6,749)	$(3,201)	$(23,021)	$32,971	$(33,626)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2005
(In thousands)
(Unaudited)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net (loss) income	$(33,626)	$(6,749)	$(3,201)	$(23,021)	$32,971	$(33,626)
Non-cash items:
Gain on sale of discontinued operations, net of taxes	—	—	—	(11,371)	—	(11,371)
Equity income in affiliates	—	—	—	1,557	—	1,557
Minority interest	—	—	—	(43)	—	(43)
Equity losses in unconsolidated subsidiaries	31,733	3,201	—	—	(34,934)	—
Deferred taxes	—	—	(1,724)	326	1,724	326
Depreciation and amortization	40	11,520	10,507	21,513	—	43,580
(Recovery of) provisions for bad debts	—	180	—	(733)	—	(553)
Warranty accruals relating to pre-existing contracts	—	—	—	6,103	—	6,103
Loss on equipment disposals	—	—	—	2,495	—	2,495
Non cash net loss of foreign currency transactions and interest	—	—	—	767	—	767
Changes in operating assets and liabilities:
Accounts receivable, net	—	438	121	87	—	646
Contracts-in-process	—	—	—	(44,218)	—	(44,218)
Inventories	—	—	—	(912)	—	(912)
Long-term receivables	—	—	—	(2,628)	—	(2,628)
Due (to) from unconsolidated subsidiaries	1,267	(1,009)	(8,602)	8,105	239	—
Deposits	—	—	—	(106)	—	(106)
Other current assets and other assets	574	2,664	2,531	(3,662)	—	2,107
Accounts payable	(499)	302	212	332	—	347
Accrued expenses and other current liabilities	55	—	—	(2,328)	—	(2,273)
Customer advances	—	(223)	(241)	(66,735)	—	(67,199)
Income taxes payable	—	—	—	1,648	—	1,648
Pension and other postretirement liabilities	—	—	—	9,127	—	9,127
Long-term liabilities	—	375	—	1,728	—	2,103
Other	—	918	397	(1,464)	—	(149)

Net cash provided by (used in) continuing operating activities	(456)	11,617	—	(103,433)	—	(92,272)

Investing activities:
Capital expenditures for continuing operations	—	(263)	—	(2,704)	—	(2,967)
Decrease in restricted cash in escrow	—	—	—	1,600	—	1,600
Insurance proceeds receivable	—	—	—	129,355	—	129,355
Proceeds from sale of assets	—	—	—	144	—	144
Investments in and advances to affiliates	—	—	—	(7,354)	—	(7,354)

Net cash provided by (used in) investing activities of continuing operations	—	(263)	—	121,041	—	120,778

Financing activities:
Repayments of term loans	—	—	—	—	—	—
Repayments of revolving credit facilities	—	—	—	—	—	—

Net cash provided by (used in) financing activities	—	—	—	—	—	—

Net increase (decrease) in cash and cash equivalents	(456)	11,354	—	17,608	—	28,506
Cash and cash equivalents — beginning of period	1,525	27,230	—	119,018	—	147,773

Cash and cash equivalents — end of period	$1,069	$38,584	$—	$136,626	$—	$176,279

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004
(In thousands)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$1,525	$27,230	$—	$119,018	$—	$147,773
Accounts receivable, net	—	5,186	10	6,936	—	12,132
Contracts-in-process	—	—	—	19,040	—	19,040
Inventories	—	—	—	37,412	—	37,412
Other current assets	2,331	5,899	3,861	9,138	(133)	21,096

Total current assets	3,856	38,315	3,871	191,544	(133)	237,453
Property, plant and equipment, net	—	255,772	162,675	402,608	(22,147)	798,908
Long-term receivables	—	—	—	74,851	—	74,851
Due (to) from unconsolidated subsidiaries	8,123	(15,820)	26,028	33,741	(52,072)	—
Investments in unconsolidated subsidiaries	(563,750)	307,972	(271,698)	(1,610,186)	2,137,662	—
Investments in and advances to affiliates	—	—	—	49,181	—	49,181
Deposits	—	—	—	9,832	—	9,832
Other assets	4,197	5,839	377	38,095	—	48,508

Total assets	$(547,574)	$592,078	$(78,747)	$(810,334)	$2,063,310	$1,218,733

Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$499	$267	$—	$32,482	$—	$33,248
Accrued employment costs	—	—	—	34,385	—	34,385
Customer advances and billings in excess of costs and profits	—	3,591	10	161,380	—	164,981
Deferred gain on sale of assets	—	—	—	10,545	—	10,545
Income taxes payable	—	—	—	2,359	—	2,359
Other current liabilities	1,220	—	—	15,419	—	16,639

Total current liabilities	1,719	3,858	10	256,570	—	262,157
Pension liability	—	—	—	942	—	942
Long-term liabilities	52,233	34,802	10,037	15,946	(31,663)	81,355

Total liabilities not subject to compromise	53,952	38,660	10,047	273,458	(31,663)	344,454
Liabilities subject to compromise	442,575	1,108,839	(117,386)	486,168	(4,196)	1,916,000
Minority interest	—	—	—	2,380	—	2,380
Shareholders’ (deficit) equity:
Common stock	4,413	—	—	—	—	4,413
Paid-in capital	3,392,825	604,166	—	—	(604,166)	3,392,825
Treasury stock, at cost	(3,360)	—	—	—	—	(3,360)
Unearned compensation	(87)	—	—	—	—	(87)
Due (from) to related parties	—	(53,996)	—	53,996	—	—
Retained (deficit) earnings	(4,348,231)	(1,105,591)	28,592	(1,626,336)	2,703,335	(4,348,231)
Accumulated other comprehensive (loss)	(89,661)	—	—	—	—	(89,661)

Total shareholders’ (deficit) equity	(1,044,101)	(555,421)	28,592	(1,572,340)	2,099,169	(1,044,101)

Total liabilities and shareholders’ (deficit) equity	$(547,574)	$592,078	$(78,747)	$(810,334)	$2,063,310	$1,218,733

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2004
(In thousands)
(Unaudited)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$—	$21,507	$9,635	$19,011	$(11,423)	$38,730
Revenues from satellite manufacturing	—	—	—	81,452	(6,479)	74,973

Total revenues	—	21,507	9,635	100,463	(17,902)	113,703
Cost of satellite services	—	32,625	9,696	20,914	(10,624)	52,611
Cost of satellite manufacturing	—	—	—	84,985	(5,753)	79,232
Selling, general and administrative expenses	2,045	6,340	3,429	18,980	—	30,794

Operating loss before reorganization expenses due to bankruptcy	(2,045)	(17,458)	(3,490)	(24,416)	(1,525)	(48,934)
Reorganization expenses due to bankruptcy	(1,021)	(1,973)	—	(6,561)	—	(9,555)

Operating loss from continuing operations	(3,066)	(19,431)	(3,490)	(30,977)	(1,525)	(58,489)
Interest and investment income	—	—	—	2,473	—	2,473
Interest expense	—	(220)	—	(782)	609	(393)
Other expense	—	—	—	(1,453)	—	(1,453)

Loss from continuing operations before income taxes, equity in net income (losses) of unconsolidated subsidiaries and affiliates and minority interest	(3,066)	(19,651)	(3,490)	(30,739)	(916)	(57,862)
Income tax (provision) benefit	—	(1,409)	1,222	(12,613)	813	(11,987)

Loss from continuing operations before equity in net income (losses) of unconsolidated subsidiaries and affiliates and minority interest	(3,066)	(21,060)	(2,268)	(43,352)	(103)	(69,849)
Equity in net losses of unconsolidated subsidiaries	(19,603)	(2,268)	—	—	21,871	—
Equity in net income of affiliates	—	—	—	46,983	—	46,983
Minority interest	—	—	—	39	—	39

(Loss) income from continuing operations	(22,669)	(23,328)	(2,268)	3,670	21,768	(22,827)
Income from discontinued operations	—	—	—	158	—	158

Net (loss) income	$(22,669)	$(23,328)	$(2,268)	$3,828	$21,768	$(22,669)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2004
(In thousands)
(Unaudited)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$—	$40,422	$17,061	$30,724	$(20,226)	$67,981
Revenues from satellite manufacturing	—	—	—	155,804	(6,398)	149,406

Total revenues	—	40,422	17,061	186,528	(26,624)	217,387
Cost of satellite services	—	68,529	16,777	49,642	(18,756)	116,192
Cost of satellite manufacturing	—	—	—	153,244	(5,713)	147,531
Selling, general and administrative expenses	4,279	10,684	3,814	43,584	—	62,361

Operating loss before reorganization expenses due to bankruptcy	(4,279)	(38,791)	(3,530)	(59,942)	(2,155)	(108,697)
Reorganization expenses due to bankruptcy	(1,977)	(3,851)	—	(12,042)	—	(17,870)

Operating loss from continuing operations	(6,256)	(42,642)	(3,530)	(71,984)	(2,155)	(126,567)
Interest and investment income	—	—	—	5,034	—	5,034
Interest expense	—	(220)	—	(829)	1,218	169
Other expense	—	—	—	(4,002)	—	(4,002)

Loss from continuing operations before income taxes, equity in net income (losses) of unconsolidated subsidiaries and affiliates and minority interest	(6,256)	(42,862)	(3,530)	(71,781)	(937)	(125,366)
Income tax (provision) benefit	—	(2,116)	1,236	(12,116)	813	(12,183)

Loss from continuing operations before equity in net income (losses) of unconsolidated subsidiaries and affiliates and minority interest	(6,256)	(44,978)	(2,294)	(83,897)	(124)	(137,549)
Equity in net losses of unconsolidated subsidiaries	(96,049)	(2,294)	—	—	98,343	—
Equity in net income of affiliates	—	—	—	46,580	—	46,580
Minority interest	—	—	—	126	—	126

(Loss) income from continuing operations	(102,305)	(47,272)	(2,294)	(37,191)	98,219	(90,843)
Loss from discontinued operations	—	—	—	(11,462)	—	(11,462)

Net (loss) income	$(102,305)	$(47,272)	$(2,294)	$(48,653)	$98,219	$(102,305)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2004
(In thousands)
(Unaudited)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net loss	$(102,305)	$(47,272)	$(2,294)	$(48,653)	$98,219	$(102,305)
Non-cash items:
Loss from discontinued operations	—	—	—	11,462	—	11,462
Equity in net income of affiliates	—	—	—	(46,580)	—	(46,580)
Minority interest	—	—	—	(126)	—	(126)
Equity in net losses of unconsolidated subsidiaries	96,049	2,294	—	—	(98,343)	—
Deferred taxes	—	—	1,597	11,434	(1,597)	11,434
Depreciation and amortization	—	50,825	10,506	22,790	—	84,121
Provisions (recoveries) for bad debts	—	965	(257)	(350)	—	358
Impairment charge on satellite and related assets	—	—	—	11,989	—	11,989
Provisions for inventory obsolescence	—	—	—	287	—	287
Lease revenue straightline adjustment	—	105	—	1,044	—	1,149
Non cash net gain on foreign currency transactions and interest	—	—	—	(2,230)	—	(2,230)
Changes in operating assets and liabilities:
Accounts receivable, net	—	155	953	6,978	—	8,086
Contracts-in-process	—	—	—	29,856	—	29,856
Inventories	—	—	—	3,240	—	3,240
Long-term receivables	—	—	—	(6,264)	—	(6,264)
Due (to) from unconsolidated subsidiaries	8,070	3,192	(13,729)	(13,484)	15,951	—
Other current assets and other assets	(2,701)	(2,714)	3,058	6,378	—	4,021
Accounts payable	—	1,183	250	(9,885)	—	(8,452)
Accrued expenses and other current liabilities	325	107	—	(2,396)	—	(1,964)
Customer advances	—	3,882	(84)	68,422	—	72,220
Income taxes payable	—	—	—	(814)	—	(814)
Pension and other postretirement liabilities	—	—	—	9,039	—	9,039
Long-term liabilities	—	(951)	—	(2,411)	—	(3,362)
Other	—	—	—	6	—	6

Net cash (used in) provided by operating activities of continuing operations	(562)	11,771	—	49,732	14,230	75,171

Net cash provided by discontinued operations	—	—	—	29,445	—	29,445

Net cash (used in) provided by operating activities	(562)	11,771	—	79,177	14,230	104,616

Investing activities:
Capital expenditures for continuing operations	—	(10,981)	—	1,581	(14,230)	(23,630)
Increase in restricted cash in escrow	—	—	—	(6,720)	—	(6,720)
Investments in and advances to affiliates	—	—	—	(4,798)	—	(4,798)

Net cash used in investing activities of continuing operations	—	(10,981)	—	(9,937)	(14,230)	(35,148)

Proceeds from the sale of assets, net of expenses	—	—	—	953,619	—	953,619
Capital expenditures for discontinued operations	—	—	—	(11,185)	—	(11,185)

Net cash provided by discontinued operations	—	—	—	942,434	—	942,434

Net cash provided by (used in) investing activities	—	(10,981)	—	932,497	(14,230)	907,286

Financing activities:
Repayments of term loans	—	—	—	(576,500)	—	(576,500)
Repayments of revolving credit facilities	—	—	—	(390,387)	—	(390,387)

Net cash used in financing activities	—	—	—	(966,887)	—	(966,887)

Increase (decrease) in cash and cash equivalents	(562)	790	—	44,787	—	45,015
Cash and cash equivalents—beginning of period	4,481	46,831	—	90,332	—	141,644

Cash and cash equivalents—end of period	$3,919	$47,621	$—	$135,119	$—	$186,659

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Disclosure Regarding Forward-Looking Statements
      Except for the historical information contained in the following discussion and analysis, the matters discussed below are not historical facts, but are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, we or our representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, including in other parts of this report. These forward-looking statements can be identified by the use of words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” “anticipates,” “estimates,” “project,” “intend,” or “outlook” or other variations of these words. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict or quantify. Actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond our control. These include implementation of a Plan of Reorganization as confirmed by the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), and our ability to maintain good relations with our customers, suppliers and employees. For a detailed discussion of these and other factors and conditions, please refer to the Commitments and Contingencies section below and to our other periodic reports filed with the Securities and Exchange Commission (“SEC”). We operate in an industry sector in which the value of securities may be volatile and may be influenced by economic and other factors beyond our control. We undertake no obligation to update any forward-looking statements.
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
      Satellite manufacturers have high fixed costs relating primarily to labor and overhead. Based on its current cost structure, we estimate that SS/ L covers its fixed costs with an average of three to four satellite awards a year. Cash flow in the satellite manufacturing business, however, tends to be uneven. It takes two to three years to complete a satellite project and numerous assumptions are built into the estimated costs. Cash receipts are tied to the achievement of contract milestones, which depend in part on the ability of our subcontractors to deliver on time (see Liquidity and Capital Resources — Cash and Available Credit). In addition, the timing of satellite awards is difficult to predict, contributing to the unevenness of revenue and making it more challenging to match the workforce to the workflow. Between October 2003 and July 2005, SS/ L received orders for the construction of nine satellites.
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

Chapter 11 Cases
      We operate in extremely competitive markets characterized in recent years by over-capacity and pricing pressures brought on by the downturn in the telecommunications sector. Our existing and potential customers, having limited access to the capital markets, postponed or reduced the scope of their planned satellite-based applications and services. This resulted in an excess of transponder capacity and a standstill in satellite orders. In the face of these pressures, we further increased our emphasis on cash conservation over the last two and one-half years, reducing operating expenses, suspending dividend payments on our preferred stock, and closely monitoring capital expenditures. The sustained and unprecedented decline in demand for our satellites and satellite services, however, exacerbated our already strained financial condition brought on primarily by the investments we had previously made in Globalstar, L.P. (“Globalstar”) and subsequently wrote-off. On July 15, 2003, Loral and certain of its subsidiaries (the “Debtor Subsidiaries”) filed voluntary petitions for reorganization (the “Chapter 11 Cases”) under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”). As a result of our Chapter 11 filing, all of our prepetition debt obligations were accelerated. On July 15, 2003, we also suspended interest payments on all of our prepetition unsecured debt obligations. As of June 30, 2005, the remaining principal amounts of our prepetition outstanding debt obligations totaled $1.049 billion.
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

Future Outlook
      On June 3, 2005, we filed a revised plan of reorganization as modified by our confirmation order (the “Plan of Reorganization”) and disclosure statement (the “Disclosure Statement”), respectively, with the Bankruptcy Court. The Plan of Reorganization and Disclosure Statement reflect an agreement among us, the Creditors’ Committee and the Ad-Hoc Committee of SS/ L trade creditors on the elements of a consensual plan of reorganization. The Disclosure Statement establishes the enterprise value of reorganized Loral at between approximately $708 million and approximately $939 million, and the Bankruptcy Court established the enterprise value at $970 million. On August 1, 2005, the Bankruptcy Court entered an order confirming the Plan of Reorganization.
      The Plan of Reorganization will become effective after the satisfaction of the conditions precedent set forth in the Plan of Reorganization, including obtaining approval from the Federal Communications Commission and any other necessary approvals. Although we expect that our Plan of Reorganization will become effective early in the fourth quarter of 2005, we cannot predict with certainty when that will occur. In addition, the time within which a party in interest may file an appeal with respect to the order confirming the Plan of Reorganization and/or the order denying the Motion to Prosecute has not yet expired.
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
      See Note 2 to the financial statements for a description of our Chapter 11 Cases and our reorganization plan.
Consolidated Operating Results
      See Critical Accounting Matters in our latest Annual Report on Form 10-K filed with the SEC and Note 17 to the financial statements. Our critical accounting policies have not changed during 2005.
      The accompanying financial statements have been prepared assuming Loral, in its current structure, will continue as a going concern. However, the factors mentioned above, among other things, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. Our ability to continue as a going concern is dependent on a number of factors including, but not limited to, the Plan of Reorganization as confirmed by the Bankruptcy Court becoming effective and maintaining good relations with our customers, suppliers and employees. If the Plan of Reorganization does not become effective, we may be forced to liquidate under applicable provisions of the Bankruptcy Code. We cannot give any assurance of the level of recovery our creditors would receive in a liquidation. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if we were forced to liquidate.
      The following discussion of revenues and Adjusted EBITDA (see Note 16 to the financial statements) reflects the results of our operating businesses for the three and six months ended June 30, 2005 and 2004. The balance of the discussion relates to our consolidated results, unless otherwise noted. Both of our business segments have been adversely affected by the downturn in the telecommunications sector, which has caused a delay in demand for new telecommunications applications and services.

      The sale of our North American satellites and related assets to Intelsat in March 2004, has been accounted for as a discontinued operation (see Notes 2 and 4 to the financial statements).
Revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(In millions)
Satellite services	$37.5	$40.2	$73.4	$71.3
Satellite manufacturing	106.6	113.8	206.2	214.8

Segment revenues	144.1	154.0	279.6	286.1
Eliminations(1)	(7.3)	(40.3)	(10.5)	(68.7)

Revenues as reported(2)	$136.8	$113.7	$269.1	$217.4

Adjusted EBITDA:

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2005	2004	2005	2004

	(In millions)
Satellite services(4)	$11.8	$9.0	$20.9	$(1.2)
Satellite manufacturing(3)	6.2	2.2	10.5	5.8
Corporate expenses(5)	(6.7)	(8.9)	(12.4)	(17.5)

Segment Adjusted EBITDA before eliminations	11.3	2.3	19.0	(12.9)
Eliminations(1)	(1.0)	(8.3)	(3.5)	(11.7)

Adjusted EBITDA	$10.3	$(6.0)	$15.5	$(24.6)

Reconciliation of Adjusted EBITDA to Net Loss:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(In millions)
Adjusted EBITDA	$10.3	$(6.0)	$15.5	$(24.6)
Depreciation and amortization(6)	(20.0)	(42.9)	(43.6)	(84.1)
Reorganization expenses due to bankruptcy	(7.0)	(9.6)	(12.6)	(17.9)

Operating loss from continuing operations	(16.7)	(58.5)	(40.7)	(126.6)
Interest and investment income	2.3	2.5	4.1	5.1
Interest expense	(1.5)	(0.4)	(2.4)	0.2
Other income (expense)	(0.3)	(1.4)	(1.0)	(4.0)
Income tax provision	(1.8)	(12.0)	(3.5)	(12.2)
Equity income (losses) in affiliates	(0.8)	47.0	(1.5)	46.6
Minority interest	—	—	—	0.1

Loss from continuing operations	(18.8)	(22.8)	(45.0)	(90.8)
Income (loss) from discontinued operations	—	0.1	—	(11.5)
Gain on sale of discontinued operations, net of taxes	11.4	—	11.4	—

Net loss	$(7.4)	$(22.7)	$(33.6)	$(102.3)

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/ L for wholly owned subsidiaries.

(2)	Includes revenues from affiliates of $1.7 million and $2.1 million for the three months ended June 30, 2005 and 2004, respectively, and $4.6 million and $5.2 million for the six months ended June 30, 2005 and 2004, respectively.

(3)	Satellite manufacturing includes a warranty accrual of $6 million for the three and six months ended June 30, 2005. Satellite manufacturing excludes charges of $2 million and $22 million for the three and six months ended June 30, 2004, respectively, as a result of the settlement of all orbital receivables on satellites sold to Intelsat. This settlement had the effect of reducing future orbital receipts by $25 million, including $15 million relating to a satellite that was under construction in 2004. Consistent with our internal reporting for satellite manufacturing, this decrease in contract value for the satellite that was under construction in 2004 was not being reflected as a decrease in satellite manufacturing revenues. These charges had no effect on our consolidated results in 2004.

(4)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(In millions)
Satellite Services includes:
Adjusted EBITDA before specific charges	$11.8	$9.0	$20.9	$10.8
Impairment charge for Telstar 14/ Estrela do Sul-1 satellite (see Note 8 to the financial statements)	—	—	—	(12.0)

Satellite Services segment Adjusted EBITDA before eliminations	$11.8	$9.0	$20.9	$(1.2)

(5)	Represents corporate expenses incurred in support of our operations.
(6)	Includes additional depreciation expense of $10 million and $24 million for the three and six months ended June 30, 2004, respectively, relating to our Telstar 11 satellite for which depreciation was accelerating due to the estimated end of depreciable life to June 2004 from March 2005.
Three Months Ended June 30, 2005 Compared With 2004

Revenues from Satellite Services

	Three Months
	Ended
	June 30,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Revenues from Satellite Services	$37	$40	(7)%
Eliminations	(1)	(1)	14%

Revenues from Satellite Services as reported	$36	$39	(7)%

      Revenues from Satellite Services as reported decreased $3 million in the three months ended June 30, 2005, as compared to 2004 primarily due to reduced volume of $5 million, primarily due to Telstar 11 coming out of service in 2004, offset by additional volume of $2 million due to one new satellite in service and increased utilization on existing satellites. Eliminations primarily consist of revenues from leasing transponder capacity to Satellite Manufacturing and an adjustment to reduce revenues for the implicit interest discount provided to customers who have made prepayments under long-term contracts.

Revenues from Satellite Manufacturing

	Three Months
	Ended June 30,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Revenues from Satellite Manufacturing	$107	$114	(6)%
Eliminations	(6)	(39)	84%

Revenues from Satellite Manufacturing as reported	$101	$75	34%

      Revenues from Satellite Manufacturing as reported increased $26 million for the three months ended June 30, 2005, as compared to 2004 primarily resulting from a $47 million increase in revenues from new satellite orders received in the fourth quarter of 2004 and in the first half of 2005, offset by a decrease from satellite programs completed and nearing completion under the percentage of completion method. Eliminations consist primarily of revenues from satellites under construction by SS/ L for Satellite Services, and in 2004, includes satellites under construction which has been completed.

Cost of Satellite Services

	Three Months
	Ended June 30,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Cost of Satellite Services includes:
Other cost of Satellite Services	$15	$18	(13)%
Depreciation and amortization	16	35	(55)%

Cost of Satellite Services as reported	$31	$53	(41)%

Cost of Satellite Services as a % of Satellite Services revenues as reported	85%	135%
      Cost of Satellite Services as reported decreased $22 million or 41% in the three months ended June 30, 2005, as compared to 2004. Depreciation and amortization expense decreased $19 million, resulting from a reduction of $19 million related to our Telstar 11 satellite which was fully depreciated in 2004 and a reduction of $2 million due to the timing of assets placed in service and assets that became fully depreciated, offset by $2 million of depreciation in the current quarter for Telstar 18 which commenced service at the beginning of September 2004. Other cost of satellite services decreased $3 million due to lower interim capacity charges of $2 million and lower employee costs of $1 million.

Cost of Satellite Manufacturing

	Three Months
	Ended June 30,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Cost of Satellite Manufacturing includes:
Other cost of Satellite Manufacturing	$83	$72	15%
Depreciation and amortization	4	7	(46)%

Cost of Satellite Manufacturing as reported	$87	$79	9%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenue as reported	86%	106%
      Cost of Satellite Manufacturing as reported increased $8 million in the three months ended June 30, 2005, as compared to 2004 primarily due to increased costs for new satellite orders received in the fourth quarter of 2004 and in the first half of 2005 and a warranty accrual of $6 million based upon on an analysis of the status of satellites in orbit, offset by lower volume as satellite programs neared completion under the percentage of completion method and lower depreciation as a result of reduced capital spending.

Selling, General and Administrative Expenses

	Three Months
	Ended June 30,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Selling, general and administrative expenses	$29	$31	(6)%
% of revenues as reported	21%	27%
      The $2 million decrease in selling, general and administrative expenses in the three months ended June 30, 2005, as compared to 2004 was due primarily to decreased headcount and lower employee related expenses, offset by higher Satellite Manufacturing bid and proposal expenses.

Reorganization Expenses Due to Bankruptcy

	Three Months
	Ended June 30,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Reorganization expenses due to bankruptcy	$7	$10	(27)%
      Reorganization expenses due to bankruptcy decreased $3 million in the three months ended June 30, 2005, as compared to 2004, primarily due to reduced employee retention and severance costs, offset by restructuring costs (see Note 13 to the financial statements).

Interest and Investment Income

	Three Months
	Ended June 30,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Interest and investment income	$2	$2	6%
      Interest and investment income primarily represents interest income earned on Satellite Manufacturing programs.

Other Expense
      Other expense represents losses on foreign currency transactions.

Income Tax (Provision) Benefit
      During 2005 and 2004, we continued to maintain the 100% valuation allowance against the net deferred tax assets of our U.S. consolidated tax group, established at December 31, 2002 and recorded no benefit for our domestic loss. For the three months ended June 30, 2005, we recorded a tax provision of $1.8 million on a pre-tax loss of $16.2 million, which primarily includes additional accruals of tax contingency reserves for potential audit issues and foreign income taxes. For the three months ended June 30, 2004, we recorded a tax provision of $12.0 million on a pre-tax loss of $57.9 million, which primarily includes the additional valuation allowance of $11.4 million related to the reversal of the deferred tax liabilities from Accumulated Other Comprehensive Loss (see Note 6 to the financial statements) and a provision for foreign income taxes. We recorded no tax benefit for the loss from discontinued operations in 2004.

Equity Income (Losses) in Affiliate

	Three Months
	Ended June 30,

	2005	2004

	(In millions)
XTAR	$(1)	$—
Globalstar and Globalstar service provider partnerships	—	47

	$(1)	$47

      In connection with Globalstar’s liquidation on June 29, 2004, we recorded equity income of $47 million relating to Globalstar, on the reversal of vendor financing that was non-recourse to SS/ L in the event of non-payment by Globalstar. See Note 9 to the financial statements.

Discontinued Operations
      Discontinued operations represents the results of the North American satellites and related assets sold to Intelsat on March 17, 2004 and includes interest expense on our secured bank debt through March 18, 2004. For the purpose of this presentation, in accordance with SFAS 144, all indirect costs normally associated with these operations are included in continuing operations. These indirect costs include telemetry, tracking and control, access control, maintenance and engineering, selling and marketing and general and administrative. See Note 4 to the financial statements.
      As a result of the resolution of the contingencies primarily relating to the completion of the Intelsat Americas 8 (Telstar 8) satellite, we have recognized on our income statement the previously deferred gain on the sale of $11.4 million, net of taxes of $4.3 million, during the quarter ended June 30, 2005.
Six Months Ended June 30, 2005 Compared With 2004

Revenues from Satellite Services

	Six Months
	Ended June 30,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Revenues from Satellite Services	$73	$71	3%
Eliminations	(2)	(3)	22%

Revenues from Satellite Services as reported	$71	$68	4%

      Revenues from Satellite Services as reported increased $3 million in the six months ended June 30, 2005, as compared to 2004 primarily due to additional volume of $10 million due to two new satellites in service and increased utilization on existing satellites, offset by reduced volume of $8 million primarily due to Telstar 11 coming out of service in 2004. Eliminations primarily consist of revenues from leasing transponder capacity to Satellite Manufacturing and an adjustment to reduce revenues for the implicit interest discount provided to customers who have made prepayments under long-term contracts.

Revenues from Satellite Manufacturing

	Six Months
	Ended June 30,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Revenues from Satellite Manufacturing	$206	$215	(4)%
Eliminations	(8)	(66)	88%

Revenues from Satellite Manufacturing as reported	$198	$149	33%

      Revenues from Satellite Manufacturing as reported increased $49 million for the six months ended June 30, 2005, as compared to 2004 primarily resulting from a $76 million increase in revenues from new satellite orders received in the fourth quarter of 2004 and in the first half of 2005 and progress on other programs, offset by a decrease from satellite programs completed and nearing completion under the percentage of completion method. Eliminations consist primarily of revenues from satellites under construction by SS/ L for Satellite Services, and in 2004, includes satellites under construction which have been completed.

Cost of Satellite Services

	Six Months
	Ended June 30,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Cost of Satellite Services includes:
Other cost of Satellite Services	$31	$33	(6)%
Impairment T14/ EDS	—	12
Depreciation and amortization	35	71	(51)%

Cost of Satellite Services as reported	$66	$116	(43)%

Cost of Satellite Services as a % of Satellite Services revenues as reported	93%	171%
      Cost of Satellite Services as reported decreased $50 million or 43% in the six months ended June 30, 2005, as compared to 2004 primarily due to a reduction in depreciation and amortization expense of $36 million, resulting from a reduction of $42 million related to our Telstar 11 satellite which was fully depreciated in 2004, a reduction of $2 million due to the timing of assets placed in service and assets that became fully depreciated, offset by depreciation expense of $4 million for our Telstar 14/ Estrela do Sul-1 satellite which commenced service at the end of March 2004 and $4 million for our Telstar 18 satellite which commenced service at the beginning of September 2004. In 2004 Satellite Services recorded an impairment charge of $12 million relating to our Telstar 14/ Estrela do Sul-1 satellite and related assets to reduce the carrying values to the expected proceeds from insurance. Other cost of satellite services decreased $2 million due to lower interim capacity charges of $3 million and lower employee costs of $2 million, offset by an increase in in-orbit insurance of $2 million for Telstar 12 and Telstar 18 and an increase in ground operator costs of $1 million.

Cost of Satellite Manufacturing

	Six Months
	Ended June 30,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Cost of Satellite Manufacturing includes:
Other cost of Satellite Manufacturing	$167	$135	24%
Depreciation and amortization	8	12	(36)%

Cost of Satellite Manufacturing as reported	$175	$147	19%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenue as reported	88%	99%
      Cost of Satellite Manufacturing as reported increased $28 million in the six months ended June 30, 2005, as compared to 2004 primarily due to increased costs for new satellite orders received in the fourth quarter of 2004 and in the first half of 2005 and a warranty accrual of $6 million based upon on an analysis of the status of satellites in orbit, offset by lower volume as satellite programs neared completion under the percentage of completion method and lower depreciation as a result of reduced capital spending.

Selling, General and Administrative Expenses

	Six Months
	Ended June 30,		%
			Increase/
	2005	2004	(Decrease)

	(In millions)
Selling, general and administrative expenses	$56	$62	(10)%
% of revenues as reported	21%	29%
      The $6 million decrease in selling, general and administrative expenses in the six months ended June 30, 2005, as compared to 2004 was due primarily to decreased headcount and lower employee related expenses, offset by higher Satellite Manufacturing bid and proposal expenses.

Reorganization Expenses Due to Bankruptcy

	Six Months
	Ended June 30,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Reorganization expenses due to bankruptcy	$13	$18	(29)%
      Reorganization expenses due to bankruptcy decreased $5 million in the six months ended June 30, 2005, as compared to 2004 primarily due to reduced employee retention and severance costs, offset by restructuring costs (see Note 13 to the financial statements).

Interest and Investment Income

	Six Months
	Ended June 30,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Interest and investment income	$4	$5	(18)%
      The decrease of $1 million in the six months ended June 30, 2005, as compared to 2004 was due to lower interest income earned on satellite manufacturing programs.

Interest Expense

	Six Months
	Ended June 30,

	2005	2004

	(In millions)
Interest cost before capitalized interest	$2	$1
Capitalized interest	—	(1)

Interest expense	$2	$—

      Interest expense before capitalized interest increased $1 million in the six months ended June 30, 2005, as compared to 2004 primarily due to non-cash interest on our purchase obligation related to our APT agreement (see Note 8). Subsequent to our voluntary petitions for reorganization on July 15, 2003, we only recognized and paid interest on our secured bank debt through March 18, 2004 and stopped recognizing and paying interest on all other outstanding debt obligations and preferred stock. Capitalized interest decreased to zero for the six months ended June 30, 2005, which was due to no construction for internal satellites. Interest expense will continue to be minimal while we are in Chapter 11.

Other Expense
      Other expense represents losses on foreign currency transactions.

Income Tax (Provision) Benefit
      During 2005 and 2004, we continued to maintain the 100% valuation allowance against the net deferred tax assets of our U.S. consolidated tax group, established at December 31, 2002 and recorded no benefit for our domestic loss. For the six months ended June 30, 2005, we recorded a tax provision of $3.5 million on a pre-tax loss of $40.0 million, which primarily includes additional accruals of tax contingency reserves for potential audit issues and foreign income taxes. For the six months ended June 30, 2004, we recorded a tax provision of $12.2 million on a pre-tax loss of $125.4 million, which primarily includes the additional valuation allowance of $11.4 million related to the reversal of the deferred tax liabilities from Accumulated Other Comprehensive Loss (see Note 6 to the financial statements) and a provision for foreign income taxes. We recorded no tax benefit for the loss from discontinued operations in 2004.

Equity Income (Losses) in Affiliates

	Six Months
	Ended June 30,

	2005	2004

	(In millions)
XTAR	$(1)	$—
Globalstar and Globalstar service provider partnerships	—	47

	$(1)	$47

      In connection with Globalstar’s liquidation on June 29, 2004, we recorded equity income of $47 million relating to Globalstar, on the reversal of vendor financing that was non-recourse to SS/ L in the event of non-payment by Globalstar. See Note 9 to the financial statements.

Discontinued Operations
      Discontinued operations represents the results of the North American satellites and related assets sold to Intelsat on March 17, 2004 and includes interest expense on our secured bank debt through March 18, 2004. For the purpose of this presentation, in accordance with SFAS 144, all indirect costs normally associated with these operations are included in continuing operations. These indirect costs include telemetry, tracking and control, access control, maintenance and engineering, selling and marketing and general and administrative. See Note 4 to the financial statements.
      As a result of the resolution of the contingencies primarily relating to the completion of the Intelsat Americas 8 (Telstar 8) satellite, we have recognized on our income statement the previously deferred gain on the sale of $11.4 million, net of taxes of $4.3 million, during the quarter ended June 30, 2005.

Backlog

Consolidated
      Consolidated backlog was $1,293 million at June 30, 2005 and $981 million at December 31, 2004.

Satellite Services
      At June 30, 2005, Satellite Services’ backlog totaled approximately $535 million, including intercompany backlog of approximately $31 million. As of December 31, 2004, backlog was $543 million, including intercompany backlog of $33 million.

Satellite Manufacturing
      As of June 30, 2005, backlog for SS/ L was approximately $793 million, including intercompany backlog of approximately $4 million. Backlog at December 31, 2004 was $483 million, including intercompany backlog of $12 million.
Liquidity and Capital Resources

Cash and Available Credit
      As of June 30, 2005, we had $176 million of available cash and $12 million of restricted cash ($1 million included in other current assets and $11 million included in other assets on our condensed consolidated balance sheet at June 30, 2005) and had no further available credit. Cash flow from Satellite Services is fairly predictable because it is derived from an existing base of long-term customer contracts. Cash flow from Satellite Manufacturing, however, is not as predictable, because it depends on a number of factors, some of which are not within SS/ L’s control.
      Although our cash is mostly unrestricted, it resides in different Debtor Subsidiaries and we are not able to move cash freely between or among certain of our Debtor Subsidiaries without Bankruptcy Court approval.
      Certain contracts that SS/ L has entered into recently provide that SS/ L’s customer may defer milestone payments otherwise due until after SS/ L emerges from bankruptcy. Accordingly, SS/ L expects to incur, through September 30, 2005, costs of approximately $88 million in performance on these contracts without corresponding payments and expects to have vendor termination liability exposure of approximately $12 million. If SS/ L emerges from bankruptcy on a timely basis, which will lead to the payment of SS/ L’s receivables from these customer contracts, we believe that we will not require any additional financing to fund operations.
      In January 2004, the North solar array of the Telstar 14/ Estrela do Sul-1 satellite (“EDS”) only partially deployed after launch, diminishing the power and life expectancy of the satellite. SS/ L has submitted to its insurers a claim for a total constructive loss of the satellite, seeking recovery for the insured value of $250 million. SS/ L has reached a settlement agreement with the insurers with respect to this pending insurance claim. Under this settlement, which was approved by the Bankruptcy Court on May 10, 2005, SS/ L will receive 82% of each settling insurer’s respective proportion of the insured amount which would result in $205 million in total proceeds to be received. In addition, under the settlement, the settling insurers waive any rights they may have to obtain title to EDS as a result of payment on the insurance claim. As of August 2, 2005 SS/ L has received $142.3 million of insurance proceeds pursuant to settlements under the terms approved by the Bankruptcy Court. SS/ L expects to receive by August 31, 2005, an additional $42.2 million from insurers that have agreed to the settlement. SS/ L expects to receive the remaining $20.5 million from an insurer who has agreed to the settlement in principle subject to finalization of the terms and provisions of the settlement documentation.

Contractual Obligations
      There have not been any significant changes to the Contractual obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC other than as provided for in the Plan of Reorganization as confirmed by the Bankruptcy Court on August 1, 2005.

Net Cash (Used in) Provided by Operating Activities
      Net cash used in operating activities in the six months ended June 30, 2005 was $92 million. This was primarily due to a decrease in customer advances of $67 million primarily due to the continued progress on satellite programs and an increase in contracts-in-process of $44 million primarily due to progress on new satellite programs, offset by the net loss adjusted for non-cash items of $9 million and an increase in pension and other postretirement liabilities of $9 million.

      Net cash provided by operating activities in the six months ended June 30, 2004 was $75 million. This was primarily due to an increase in customer advances of $72 million primarily due to the start up of new satellite programs in 2004 and a decrease in contracts-in-process of $30 million primarily resulting from net collections on customer contracts, offset by net loss adjusted for non-cash items of $30 million.

Net Cash Provided by Discontinued Operations
      Represents the net cash provided from the operations of the North American satellites and related equipment prior to their sale.

Net Cash Provided by Investing Activities
      Net cash provided by investing activities was $121 million in the six months ended June 30, 2005. This was primarily due to the collection of the Telstar 14/ Estrela do Sul-1 insurance proceeds of $129 million, offset by investments in and advances to affiliates of $7 million for XTAR.
      Net cash provided by investing activities was $907 million in the six months ended June 30, 2004. This primarily resulted from the $954 million of proceeds from the sale of our North American satellites and related assets, net of expenses, offset by capital expenditures for continuing operations of $24 million and capital expenditures for discontinued operations of $11 million, mainly for the construction of satellites, and investments in and advances to affiliates of $5 million, primarily for XTAR.

Net Cash (Used in) Provided by Financing Activities
      Net cash used in financing activities was $967 million in the six months ended June 30, 2004, resulting from our repayment of our bank term loans and revolving credit facilities, primarily with the proceeds from the sale of the North America satellites and related assets.

Affiliate Matters
      Loral has made certain investments in joint ventures in the Satellite Services business that are accounted for under the equity method of accounting. See Note 9 to the financial statements for further information on affiliate matters.
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
      When we filed Chapter 11, SS/ L’s hedges with counterparties (primarily yen-denominated forward contracts) were cancelled leaving SS/ L vulnerable to foreign currency fluctuations in the future. The inability to enter into forward contracts exposes SS/ L’s future revenues, costs and cash associated with anticipated yen denominated receipts and payments to currency fluctuations. As of June 30, 2005, SS/ L had the following amounts denominated in Japanese yen (which has been translated into U.S. dollars based on the June 30, 2005 exchange rate) that were unhedged (in millions):

	Japanese Yen	U.S. $

Future revenues	¥819	$7.4
Future expenditures	1,240	11.2
Contracts-in-process: unbilled receivables/ (customer advances)	(41)	(0.4)
      At June 30, 2005, SS/ L also had future expenditures in euros of 108,337 million ($130,687 million U.S.) that were unhedged.
Item 4.     Disclosure Controls and Procedures
      (a) Disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of June 30, 2005, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to Loral and its consolidated subsidiaries required to be in our filings under the Securities and Exchange Act of 1934 would be made known to them by others within those entities in a timely manner.
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
      Loral and certain of its subsidiaries (the “Debtor Subsidiaries”) filed voluntary petitions for reorganization under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) on July 15, 2003 in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). We and our Debtor Subsidiaries continue to manage our properties and operate our businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code. On August 1, 2005, the Bankruptcy Court entered an order confirming our fourth amended joint plan of reorganization, as modified by certain terms and provisions set forth in the order.
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
      Exhibit 32.1 — Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
      Exhibit 32.2 — Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

Date of Report		Description

April 6, 2005	Item 7.01. Regulation FD Disclosure	Monthly Operating report for the period of January 29, 2005 through February 25, 2005 as filed with the U.S. Bankruptcy Court for the Southern District of New York.

May 11, 2005	Item 7.01. Regulation FD Disclosure	Monthly Operating report for the period of February 25, 2005 through March 31, 2005 as filed with the U.S. Bankruptcy Court for the Southern District of New York.

May 16, 2005	Item 8.01. Other Events	The Bankruptcy Court approved the settlement that Space Systems/ Loral, Inc. (“SS/L”) reached with certain of its insurers to settle its claim for a constructive total loss of the Telstar 14/Estrela do Sul-1.

June 8, 2005	Item 7.01. Regulation FD Disclosure	Monthly Operating report for the period of March 31, 2005 through April 22, 2005 as filed with the U.S. Bankruptcy Court for the Southern District of New York.

June 30, 2005	Item 1.01 Entry into a Material Definitive Agreement	The Compensation Committee approved the Management Incentive Bonus Program for corporate office participants, for the fiscal year ending December 31, 2005.
	Item 8.01 Other Events	Filed with the Bankruptcy Court a supplement to the previously filed Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated June 3, 2005.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

Loral Space & Communications Ltd.

/s/ Richard J. Townsend

Richard J. Townsend
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
and Registrant’s Authorized Officer
Date: August 8, 2005

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