Form 10-Q
period 2005-09-30
LORAL SPACE & COMMUNICATIONS LTD
filed 2005-11-09
CIK 1006269

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
Commission file number 1-14180
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of October 31, 2005, there were 44,125,202 shares of Loral Space & Communications Ltd. common stock outstanding.

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
CONDENSED CONSOLIDATED PRO FORMA BALANCE SHEET(a)
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
LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$198,653	$147,773
Accounts receivable, net	14,455	12,132
Contracts-in-process	91,355	19,040
Inventories	45,497	37,412
Other current assets	41,255	21,096

Total current assets	391,215	237,453
Property, plant and equipment, net	536,541	798,908
Long-term receivables	67,636	74,851
Investments in and advances to affiliates	53,739	49,181
Deposits	9,805	9,832
Other assets	42,073	48,508

Total assets	$1,101,009	$1,218,733

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$36,142	$33,248
Accrued employment costs	33,945	34,385
Customer advances and billings in excess of costs and profits	108,395	164,981
Deferred gain on sale of assets (Note 4)	—	10,545
Income taxes payable	—	2,359
Other current liabilities	25,409	16,639

Total current liabilities	203,891	262,157
Pension liabilities (Note 3)	—	942
Long-term liabilities	84,574	81,355

Total liabilities not subject to compromise	288,465	344,454
Liabilities subject to compromise (Note 10)	1,913,969	1,916,000
Minority interest	2,254	2,380
Commitments and contingencies (Notes 2, 8, 10, 11, and 14)
Shareholders’ deficit:
Common stock, $.10 par value	4,413	4,413
Paid-in capital	3,392,825	3,392,825
Treasury stock, at cost	(3,360)	(3,360)
Unearned compensation	(27)	(87)
Retained deficit	(4,407,061)	(4,348,231)
Accumulated other comprehensive loss	(90,469)	(89,661)

Total shareholders’ deficit	(1,103,679)	(1,044,101)

Total liabilities and shareholders’ deficit	$1,101,009	$1,218,733

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues from satellite services	$39,769	$32,870	$110,596	$100,851
Revenues from sales-type lease arrangement — satellite services (Note 7)	—	87,200	—	87,200
Revenues from satellite manufacturing	120,274	78,545	318,587	227,951

Total revenues	160,043	198,615	429,183	416,002
Cost of satellite services	28,206	33,509	94,169	149,701
Cost of sales-type lease arrangement — satellite services (Note 7)	—	79,543	—	79,543
Cost of satellite manufacturing	116,504	84,025	291,454	231,556
Selling, general and administrative expenses	23,107	27,178	79,419	89,539

Income (loss) from continuing operations before reorganization expenses due to bankruptcy	(7,774)	(25,640)	(35,859)	(134,337)
Reorganization expenses due to bankruptcy	(18,621)	(9,487)	(31,236)	(27,357)

Operating loss from continuing operations	(26,395)	(35,127)	(67,095)	(161,694)
Interest and investment income	2,307	2,316	6,438	7,350
Interest expense (contractual interest was $12,410 and $11,332 and $36,610 and $31,991 for the three and nine months ended September 30, 2005 and 2004, respectively, Note 11)	(1,533)	(937)	(3,982)	(768)
Other income (expense)	34	1,927	(931)	(2,075)

Loss from continuing operations before income taxes, equity income (losses) in affiliates and minority interest	(25,587)	(31,821)	(65,570)	(157,187)
Income tax (provision) benefit	(1,057)	199	(4,557)	(11,984)

Loss from continuing operations before equity income (losses) in affiliates and minority interest	(26,644)	(31,622)	(70,127)	(169,171)
Equity income (losses) in affiliates (Note 8)	(1,239)	(53)	(2,796)	46,527
Minority interest	83	(26)	126	100

Loss from continuing operations	(27,800)	(31,701)	(72,797)	(122,544)
Income (loss) from discontinued operations (Note 4)	—	299	—	(11,163)
Gain on sale of discontinued operations, net of taxes (Note 4)	2,596	—	13,967	—

Net loss	$(25,204)	$(31,402)	$(58,830)	$(133,707)

Basic and diluted (loss) earnings per share (Note 15):
Continuing operations	$(0.63)	$(0.72)	$(1.65)	$(2.78)
Discontinued operations	0.06	0.01	0.32	(0.25)

Loss per share	$(0.57)	$(0.71)	$(1.33)	$(3.03)

Weighted average shares outstanding:
Basic and diluted	44,108	44,108	44,108	44,108

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2005	2004

Operating activities:
Net loss	$(58,830)	$(133,707)
Non-cash items:
Gain on sale of discontinued operations, net of taxes (Note 4)	(13,967)	—
Loss from discontinued operations	—	11,163
Equity (income) losses in affiliates	2,796	(46,527)
Minority interest	(126)	(100)
Deferred taxes	336	11,434
Depreciation and amortization	61,277	105,458
Provisions (recoveries) for bad debts	(2,886)	(1,606)
Warranty accrual relating to pre-existing contracts	11,850	—
Impairment charge on satellite and related assets	—	11,989
Profit on sales-type lease arrangement (Note 7)		(7,657)
Loss on equipment disposals	3,456	—
Lease revenue straightline adjustment	—	1,149
Non-cash net (gain) loss on foreign currency transactions and interest	693	(1,641)
Provisions for inventory obsolescence	898	2,263
Changes in operating assets and liabilities:
Accounts receivable, net	563	11,091
Contracts-in-process	(76,464)	31,895
Inventories	(8,983)	4,038
Long-term receivables	(22,361)	(10,794)
Other current assets and other assets	13,012	1,764
Accounts payable	(1,285)	2,419
Accrued expenses and other current liabilities	8,341	987
Customer advances	(62,212)	68,850
Income taxes payable	2,066	(2,742)
Pension and other postretirement liabilities	(3,650)	3,315
Long-term liabilities	1,844	(4,600)
Other	(195)	92

Net cash (used in) provided by operating activities of continuing operations	(143,827)	58,533

Net cash provided by operating activities of discontinued operations	—	18,351

Net cash (used in) provided by operating activities	(143,827)	76,884

Investing activities:
Capital expenditures for continuing operations	(4,649)	(19,441)
Decrease in restricted cash in escrow	1,566	—
Insurance proceeds received (Note 7)	205,000	—
Investments in and advances to affiliates	(7,354)	(5,711)

Net cash provided by (used in) investing activities of continuing operations	194,563	(25,152)

Proceeds from the sales of assets, net of expenses (Note 2)	144	953,619
Capital expenditures for discontinued operations	—	(11,185)

Net cash provided by investing activities of discontinued operations	144	942,434

Net cash provided by investing activities	194,707	917,282

Financing activities:
Repayments of term loans	—	(576,500)
Repayments of revolving credit facilities	—	(390,387)

Net cash used in financing activities	—	(966,887)

Increase in cash and cash equivalents	50,880	27,279
Cash and cash equivalents — beginning of period	147,773	141,644

Cash and cash equivalents — end of period	$198,653	$168,923

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business
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
      Also on July 15, 2003, Loral and one of its Bermuda subsidiaries (the “Bermuda Group”) filed parallel insolvency proceedings in the Supreme Court of Bermuda (the “Bermuda Court”). On that date, the Bermuda Court entered an order appointing Philip Wallace, Chris Laverty and Michael Morrison, partners of KPMG, as Joint Provisional Liquidators (“JPLs”) in respect of the Bermuda Group. The Bermuda Court granted the JPLs the power to oversee the continuation and reorganization of the Bermuda Group’s businesses under the control of their respective boards of directors and under the supervision of the Bankruptcy Court and the Bermuda Court. On July 11, 2005, the Bermuda Court authorized the JPLs, subject to confirmation of the Debtors’ plan of reorganization by the Bankruptcy Court, to take whatever actions are necessary with respect to the Bermuda Group to implement the plan of reorganization. The plan of reorganization is discussed below. The JPLs have not audited the contents of this report.
      As a result of our voluntary petitions for reorganization, all of our prepetition debt obligations were accelerated (see below and Note 11). On July 15, 2003, we also suspended interest payments on all of our prepetition unsecured debt obligations. A creditors’ committee (the “Creditors’ Committee”) was appointed in the Chapter 11 Cases to represent all unsecured creditors, including all debt holders. On March 29, 2005, the United States Trustee for the Southern District of New York appointed an official committee of equity security holders (the “Equity Committee”) (as amended on April 7, 2005 and April 11, 2005). In accordance with the provisions of the Bankruptcy Code, both the Creditors’ Committee and the Equity Committee have the right to be heard on all matters that come before the Bankruptcy Court.

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
      Because we are in Chapter 11, the pursuit of claims and litigation pending against us that arose prior to or relate to events that occurred prior to our bankruptcy filings is generally subject to an automatic stay under Section 362 of the Bankruptcy Code. Accordingly, absent further order of the Bankruptcy Court, parties are generally prohibited from taking any action to recover any prepetition claims or enforce any lien against or obtain possession of any of our property. In addition, pursuant to Section 365 of the Bankruptcy Code and our Plan of Reorganization (as defined below), certain of our prepetition executory contracts and unexpired leases have been rejected. Parties affected by our rejections of contracts or leases may file claims with the Bankruptcy Court in accordance with our Plan of Reorganization.

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

Reorganization
      On June 3, 2005, we filed with the Bankruptcy Court a revised plan of reorganization, and the Bankruptcy Court entered an order approving our revised disclosure statement (the “Disclosure Statement”) and procedures for voting on the plan of reorganization. Objections to the proposed plan of reorganization were filed by, among others, the Equity Committee and Mr. Tony Christ, a shareholder acting on behalf of the self-styled Loral Stockholders Protective Committee (the “Objections”). In addition, the Equity Committee filed with the Bankruptcy Court a motion seeking authorization to commence an action to prosecute an alleged fraudulent conveyance claim in respect of the guaranty by Loral of Loral Orion’s 10% senior notes due 2006 issued in connection with the exchange offer that occurred on December 21, 2001 (the “Motion to Prosecute”). The Bankruptcy Court hearing to consider confirmation of the plan of reorganization and the Motion to Prosecute was held on July 13, 15, 18, 19, 20, 21 and 25, 2005. On July 25, 2005, the Bankruptcy Court rendered its opinion (the “Opinion”) in which it stated that it would confirm the plan of reorganization and deny the Motion to Prosecute. On August 1, 2005, the Bankruptcy Court entered an order (the “Confirmation Order”) overruling the Objections and confirming our fourth amended joint plan of reorganization, as modified (the “Plan of Reorganization”), as well as a separate order denying the relief requested in the Motion to Prosecute. The Plan of Reorganization reflects an agreement among us, the Creditors’ Committee and the Ad-Hoc Committee of SS/ L trade creditors on the elements of a plan of reorganization.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In the Opinion, the Bankruptcy Court determined the enterprise value of reorganized Loral to be $970 million. The Plan of Reorganization provides, among other things, for the following:

•	A new reorganized Loral (“New Loral”) that will be a publicly owned company under current management and listed on a major stock exchange.

•	Our two businesses, Satellite Manufacturing (“New SS/ L”) and Satellite Services (“New Skynet”), will emerge intact as separate subsidiaries of New Loral.

•	New SS/ L will emerge debt-free.

•	Holders of allowed claims against SS/ L and Loral SpaceCom will be paid in cash in full, including interest from the petition date to the effective date of the Plan of Reorganization.

•	Twenty million shares of New Loral common stock will be issued to our distribution agent on the effective date of the Plan of Reorganization and will be distributed in accordance with the Plan of Reorganization.

•	Loral Orion unsecured creditors will receive approximately 77 percent of the New Loral common stock and their pro rata share of $200 million of preferred stock to be issued by New Skynet. These creditors were also offered the right to subscribe to purchase their pro-rata share of $120 million in new senior secured notes of New Skynet (the “New Skynet Notes”), which rights offering was underwritten by certain Loral Orion creditors (the “Backstop Purchasers”) who will receive a $6 million fee which is payable in additional New Skynet Notes. The rights offering expired on July 29, 2005, with creditors subscribing for approximately $98.3 million of New Skynet Notes. The remaining $21.7 million of such notes will be subscribed for by the Backstop Purchasers. Distributions of preferred stock and New Skynet Notes to these creditors will be made in accordance with the Plan of Reorganization.

•	Loral bondholders and certain other unsecured creditors will receive approximately 23 percent of the common stock of New Loral. Distributions of New Loral common stock to these creditors will be made in accordance with the Plan of Reorganization.

•	New Loral will issue 1,283,500 stock options to employees and 106,952 stock options to its new Vice Chairman 30 days after emergence at the fair market value as defined in the stock option plan of New Loral.

•	Existing common and preferred stock will be cancelled and no distribution will be made to the holders of such stock.
      On September 7, 2005, an appeal (the “Appeal”) of the Confirmation Order and the Motion to Prosecute was docketed in the Bankruptcy Court. The Appeal, which is stamped “received” on August 10, 2005 was not listed on the docket until September 7, 2005. The Appeal was filed by a shareholder on behalf of the Loral Stockholders Protective Committee. On September 30, 2005, the Company received FCC approval of the transactions contemplated by the Plan of Reorganization which represented the satisfaction of the last material condition precedent to the occurrence of the effective date under the Plan of Reorganization. On November, 1, 2005, the same shareholder who filed the Appeal on behalf of the LSPC also filed with the FCC a petition for reconsideration of the FCC’s approval and request for investigation by the FCC into the financial matters and actions of the Company (the “FCC Appeal”). The Company believes that neither the Appeal nor the FCC Appeal will prevent the Company from having its Plan of Reorganization become effective. Although we expect that our Plan of Reorganization will become effective in the fourth quarter of 2005, we cannot predict with certainty when that will occur.
      Certain contracts that SS/ L has recently entered into provide that SS/ L’s customer may defer milestone payments otherwise due until after SS/ L emerges from Chapter 11. Accordingly, SS/ L expects to defer milestone billings to these customers of approximately $130 million as of November 30, 2005. Upon

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
emergence from bankruptcy SS/ L will bill a significant portion of these milestone billings on these customer contracts with the remaining amount to be billed following successful disposition of the Appeal. SS/ L expects to have vendor termination liability exposure relating to these contracts of approximately $26 million as of November 30, 2005.

3.	Basis of Presentation
      The accompanying unaudited condensed consolidated financial statements (the “financial statements”) have been prepared assuming Loral, in its current structure, will continue as a going concern. However, the factors mentioned in Note 2 above, among other things, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern is dependent on a number of factors including, but not limited to, the Plan of Reorganization becoming effective and maintaining good relations with our customers, suppliers and employees. If the Plan of Reorganization does not become effective, we may be forced to liquidate under applicable provisions of the Bankruptcy Code. We cannot give any assurance of the level of recovery our creditors would receive in liquidation. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities if we were forced to liquidate (see Reorganization in Note 2).
      The financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. The December 31, 2004 balance sheet has been derived from the audited consolidated financial statements at that date. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements included in our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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

Income Taxes
      During 2005 and 2004, Loral continued to maintain the 100% valuation allowance against the net deferred tax assets of its U.S. consolidated group, established at December 31, 2002 and recorded no benefit

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for its domestic loss. The income tax provision for continuing operations includes changes to this valuation allowance, any provision for current federal, state and foreign income taxes and any adjustment to tax contingency accruals for potential audit issues. The tax contingency accruals are based on our estimate of whether additional taxes will be due in the future. Any additional taxes due will be determined only upon completion of current and future federal, state and international tax audits. The timing of such payments cannot be determined but we expect they will not be made within one year. Any such liability would be unsecured prepetition liabilities in our bankruptcy proceedings and will be afforded the treatment set forth in the Plan of Reorganization approved by the Bankruptcy Court. Therefore, the tax contingency liability is included in “Liabilities Subject to Compromise” in the accompanying Condensed Consolidated Balance Sheets.

Pensions and Other Employee Benefits
      The following table provides the components of net periodic benefit cost for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three and nine months ended September 30, 2005 and 2004 respectively (in thousands):

	Pension Benefits				Other Benefits

	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,

	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	$2,095	$2,324	$7,787	$6,972	$(24)	$274	$680	$822
Interest cost	6,045	5,548	17,601	16,644	781	1,069	3,407	3,207
Expected return on plan assets	(5,133)	(4,870)	(15,343)	(14,610)	(48)	(20)	(78)	(60)
Amortization of prior service cost	(9)	(9)	(27)	(27)	(481)	(483)	(1,443)	(1,449)
Amortization of net loss	1,862	1,164	4,976	3,492	457	564	1,843	1,692

Net periodic benefit costs	$4,860	$4,157	$14,994	$12,471	$685	$1,404	$4,409	$4,212

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Cash Flow Information
      The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended
	September 30,

	2005	2004

Non-cash activities:
Unrealized (losses) gains on available-for-sale securities, net of taxes	$(99)	$8,142

Unrealized net losses on derivatives, net of taxes	$(487)	$(1,468)

Supplemental information:
Taxes paid, net of refunds	$2,166	$3,627

Interest paid, net of capitalized interest	$—	$—

Cash (paid) received for reorganization items:
Professional fees	$(17,533)	$(14,082)

Retention costs	$—	$(6,402)

Severance costs	$—	$(1,288)

Vendor settlement gains	$—	$35

Restructuring costs	$(55)	$—

Interest income	$2,536	$1,014

4.	Discontinued Operations
      As described in Note 2, on March 17, 2004, we completed the sale of our North American satellites and related assets to Intelsat. The operating revenues and expenses of these assets and interest expense on our secured debt through March 18, 2004 have been classified as discontinued operations under SFAS No. 144 for all periods presented. As a result of the resolution of the contingencies primarily relating to the completion of the Intelsat Americas 8 (Telstar 8) satellite, which was successfully launched on June 23, 2005, we have recognized on our income statement the previously deferred gain on the sale of $11.4 million, net of taxes of $4.3 million, during the quarter ended June 30, 2005. The tax provision on the gain was reduced by $2.6 million in the quarter ended September 30, 2005, as a result of finalization of Loral’s 2004 tax returns, resulting in a net gain recorded of $14.0 million.

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005(a)	2004	2005(a)	2004

	(In thousands)
Revenues of discontinued operations	$—	$—	$—	$29,106

Operating income (loss)	$—	$299	$—	$13,592
Interest expense	—	—	—	(24,755)

Income (loss) before income taxes	—	299	—	(11,163)
Income tax provision	—	—	—	—

Income (loss) from discontinued operations	—	299	—	(11,163)
Gain on sale of discontinued operations, net of taxes	2,596	—	13,967	—

Income (loss) from discontinued operations	$2,596	$299	$13,967	$(11,163)

(a)	There has been no activity related to discontinued operations for the first nine months of 2005, except for the recognition of the gain on sale.
      The satellites sold had a net book value of $906 million, including insurance proceeds receivable of $123 million, as of March 17, 2004, the date of the sale. The other related assets and liabilities sold had a net book value of $38 million and $12 million, respectively, as of March 17, 2004.

5.	Comprehensive Loss
      The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net loss	$(25,204)	$(31,402)	$(58,830)	$(133,707)
Cumulative translation adjustment	(73)	65	(222)	32
Unrealized gains (losses) on available-for-sale securities, net of taxes	(54)	—	(99)	8,142
Foreign currency hedging:
Reclassifications into revenue and cost of sales from other comprehensive income, net of taxes	(14)	15	(487)	(1,468)

Comprehensive loss	$(25,345)	$(31,322)	$(59,638)	$(127,001)

      As described in Note 8, with the liquidation of Globalstar L.P. (“Globalstar”) on June 29, 2004, we wrote off the remaining book value of our investment in Globalstar’s $500 million credit facility and reduced to

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
zero the unrealized gains and related deferred tax liabilities previously reflected in accumulated other comprehensive loss. The unrealized gains reflected above for the nine months ended September 30, 2004, include the reversal of $11.4 million of deferred tax liabilities relating to our investment in Globalstar’s $500 million credit facility.

6.	Contracts-in-Process

	September 30,	December 31,
	2005	2004

	(In thousands)
Amounts billed	$21,712	$8,146
Unbilled receivables	69,643	10,894

	$91,355	$19,040

      Unbilled amounts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed in accordance with the contract terms, typically upon shipment of the product, achievement of contractual milestones, or completion of the contract and, at such time, are reclassified to billed receivables (see Note 2).
      When we filed for Chapter 11, SS/ L’s hedges with counterparties (primarily yen-denominated forward contracts) were cancelled leaving SS/ L vulnerable to foreign currency fluctuations in the future. The inability to enter into forward contracts exposes SS/ L’s future revenues, costs and cash associated with anticipated yen-denominated receipts and payments to currency fluctuations. As of September 30, 2005, SS/ L had the following amounts denominated in Japanese yen (which have been translated into U.S. dollars based on the September 30, 2005 exchange rate) that were unhedged (in millions):

	Japanese Yen	U.S. $

Future revenues	¥595	$5.3
Future expenditures	1,418	12.6
Contracts-in-process: unbilled receivables/(customer advances)	183	1.6
      At September 30, 2005, SS/L also had future expenditures in euros of 77,737 ($93,658 U.S.) that were unhedged

7.	Property, Plant and Equipment

	September 30,	December 31,
	2005	2004

	(In thousands)
Land and land improvements	$24,833	$24,827
Buildings	85,409	87,133
Leasehold improvements	16,987	15,638
Satellites in-orbit, including satellite transponder rights of $279.6 million	885,655	1,093,951
Earth stations	80,911	82,577
Equipment, furniture and fixtures	278,364	276,948
Other construction in progress	3,149	2,337

	1,375,308	1,583,411
Accumulated depreciation and amortization	(838,767)	(784,503)

	$536,541	$798,908

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On March 17, 2004 we sold our North American satellites and related assets (see Notes 2 and 4).
      In January 2004, our Telstar 14/ Estrela do Sul-1 (“EDS”) satellite’s North solar array only partially deployed after launch, diminishing the power and life expectancy of the satellite. SS/ L had submitted to its insurers a claim for a total constructive loss of the satellite, seeking recovery for the insured value of $250 million. At the end of March 2004, the satellite began commercial service able to operate 15 of its 41 transponders. The satellite’s life expectancy is now approximately six years, as compared to a design life of 15 years. During March 2004, we recorded an impairment charge of $12 million to reduce the carrying value of the satellite and related assets to the expected proceeds from insurance of $250 million. On May 10, 2005, the Bankruptcy Court approved the terms of a settlement arrangement between SS/ L and the insurers pursuant to which SS/ L would be paid 82% of the insured amount and the insurers would waive any rights they may have to obtain title to EDS as a result of payment on the insurance claim. As of September 30, 2005, SS/ L had received $205 million in insurance proceeds, representing the full settlement amount, from the insurers. We expect that the net cash flow of EDS over its six-year life will exceed its carrying value.
      On September 20, 2002, and as further amended in March 2003, we agreed with APT Satellite Company Limited (“APT”) to jointly acquire the Apstar V satellite (now known as Telstar 18). Under this agreement, we were initially to acquire 23% of the satellite in return for paying 25% of the project cost, and were to pay APT over time an additional 25% of the project cost to acquire an additional 23% interest in the satellite. In August 2003, we amended our various agreements with APT, converting our arrangement from joint ownership to a lease, but leaving unchanged the cost allocation between the parties relating to the project cost of the satellite. Under this arrangement, we retain title to the entire satellite. The number of transponders leased to APT are reduced over time upon repayment by us of the second 25% of the satellite’s project cost, ultimately to 54% of the satellite’s transponder capacity. In November 2003, we agreed with APT to further revise our existing arrangement. Under this revised arrangement, we agreed, among other things, to accelerate the termination of APT’s leasehold interest in 4.5 transponders by assuming $20.4 million of project cost which otherwise would have been initially paid by APT, decreasing APT’s initial leased transponder capacity from 77% to 69% (or 37 transponders). In addition, we agreed to provide to APT, at no additional cost, certain unused capacity on Telstar 10/ Apstar IIR during an interim period (which has since expired).
      During September 2004, our Telstar 18 satellite began commercial service and we recognized $87 million of sales and $80 million of cost of sales relating to the sales-type lease element of our agreement with APT. In addition, as of September 30, 2005, we have recorded $10 million of deferred revenue relating to the operating lease and service elements of the agreement (primarily APT’s lease of four transponders for four years and four additional transponders for five years and our providing APT with telemetry tracking and control services for the life of the satellite), which is being recognized on a straight-line basis over the life of the related element being provided. Also, at September 30, 2005, our long-term liabilities included $24 million, representing the present value of our obligation to make future payments of $18.1 million to APT on each of the fourth and fifth in-service anniversaries of Telstar 18, whereupon APT’s leasehold interest in the related transponders described in the preceding sentence, would be terminated.

8.	Investments in and Advances to Affiliates
      Investments in and advances to affiliates consist of (in thousands):

	September 30,	December 31,
	2005	2004

XTAR equity investments	$53,739	$49,181

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Equity income (losses) in affiliates, consists of (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

XTAR	$(1,239)	$(53)	$(2,796)	$(40)
Globalstar and Globalstar service provider partnerships	—	—	—	46,567

	$(1,239)	$(53)	$(2,796)	$46,527

      The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues	$5,410	$1,851	$10,025	$7,063
Interest expense capitalized on development stage enterprise	—	—	—	478
Elimination of our proportionate share of losses relating to affiliate transactions	246	74	593	1,005
Losses relating to affiliate transactions not eliminated	(194)	(548)	(466)	(1,279)

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
      We own 56% of XTAR (accounted for under the equity method since we do not control certain significant operating decisions) and Hisdesat owns 44%. During the first quarter of 2005, we made an equity contribution of $7.35 million to XTAR, which was matched by $5.78 million from Hisdesat. To date, the partners have contributed $109.6 million to XTAR in proportion to their respective ownership interests.
      XTAR and Loral Skynet have entered into agreements whereby Loral Skynet provides to XTAR (i) certain selling, general and administrative services, (ii) telemetry, tracking and control services for the XTAR satellite, (iii) transponder engineering and regulatory support services as needed and (iv) satellite construction oversight services.
      In May 2005, XTAR signed a contract with the U.S. Department of State for the lease of transponder capacity. The State Department is authorized pursuant to its procurement guidelines to lease up to $137.0 million of capacity under this contract, to the extent that capacity is available. To date, the U.S. Department of State has committed to a three-year lease of one transponder under this contract, having a total lease value of $13.5 million, and has the right, at its option, to renew the lease for two additional years, which would bring the total value of the lease to $22.5 million. There can be no assurance as to how much, if any, additional capacity the U.S. Department of State may lease from XTAR under this contract.

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
      XTAR entered into a Launch Services Agreement with Arianespace, S.A. (“Arianespace”) providing for launch of its satellite on Arianespace’s Ariane 5 ECA launch vehicle. Arianespace provided a one-year, $15.8 million, 10% interest paid-in-kind loan for a portion of the launch price, secured by certain of XTAR’s assets, including the satellite, ground equipment and rights to the orbital slot. The remainder of the launch price consists of a revenue-based fee to be paid over time following commencement of operations by XTAR. If XTAR is unable to repay the Arianespace loan when due, Arianespace will have the right to foreclose on the XTAR assets pledged as collateral, which may adversely affect our investment in XTAR. As of September 30, 2005, $16.8 was outstanding under the Arianespace loan. On October 25, 2005, XTAR and Arianespace entered into an amendment to the loan agreement pursuant to which Arianespace agreed to extend the maturity date of the loan to November 2006 in return for XTAR’s agreement to make certain amortization and excess cash payments to Arianespace.
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

Globalstar
      On June 29, 2004, Globalstar was dissolved. As a result of Globalstar’s liquidation, we recorded equity income of $47 million on the reversal of vendor financing liabilities that were non-recourse to SS/ L in the event of non-payment by Globalstar.
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
      As of September 30, 2005, we had a 49% indirect economic interest in Satmex. We account for Satmex using the equity method. In the third quarter of 2003, we wrote off our remaining investment in Satmex of $29 million (as an increase to our equity loss in Satmex), due to the financial difficulties that Satmex was having. We have no further financial obligation relating to Satmex. Accordingly, there is no requirement for us to provide for our allocated share of Satmex’s net losses subsequent to September 30, 2003.
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
      On December 29, 2004, the Government Obligation of approximately $125.1 million plus accrued interest of approximately $63 million came due and Servicios did not make payment of such amounts. This debt obligation is secured by the shares of our joint venture held by Loral and Principia. As a result of the payment defaults under the Government Obligation, the Mexican government could initiate proceedings against Servicios, which may include foreclosure on the joint venture shares which would result in a change of control of Satmex. The Mexican government has indicated that it may commence an involuntary proceeding against Servicios under applicable Mexican bankruptcy laws.
      As a consequence of the defaults described above, on May 25, 2005, certain holders of Satmex Fixed Rate Notes and the Floating Rate Notes (the “Petitioning Creditors”) filed an involuntary petition (the “Involuntary Petition”) commencing a Chapter 11 case under the Bankruptcy Code against Satmex in the U.S. Bankruptcy Court. On June 29, 2005, Satmex filed a petition for reorganization in Mexico (the “Concurso Mercantil”). On July 7, 2005, Satmex filed a motion in the U.S. Bankruptcy Court to dismiss the bankruptcy filing for Satmex made by its U.S. creditors. Satmex subsequently reached a settlement agreement with the Petitioning Creditors premised upon, among other things, the parties consenting to Satmex commencing a case under section 304 of the Bankruptcy Code in the Bankruptcy Court, as a case ancillary to the Concurso Mercantil, and the voluntary dismissal of the involuntary Chapter 11 case commenced by the Petitioning Creditors. The Company is currently unable to determine the effect of the above matters on its holdings in Satmex.

Satmex Settlement Agreement
      On June 14, 2005, Loral Space & Communications Holdings Corporation (“LSCC”), Loral SpaceCom, Loral Skynet, Loral Skynet Network Services, Inc. (“LSNS”) and SS/ L (collectively the “Loral Entities”) and Satmex entered into an agreement to be implemented through various amendments and agreements with respect to various transactions involving the Loral Entities and Satmex (the “Settlement Agreement”), including but not limited to the contract for the procurement of Satmex 6 between SS/ L and Satmex (the “Satmex 6 SPA”), the management services agreement among Loral SpaceCom, Principia and Satmex (the “Management Services Agreement”), the license agreement between Loral SpaceCom and Satmex (the “License Agreement”), and various transponder agreements between Loral Skynet or LSNS and Satmex. Pursuant to the terms of the Settlement Agreement, Satmex and the Loral Entities agreed to offset certain amounts owing between them, and SS/ L agreed to give Satmex an allowed claim of $3.7 million in SS/ L’s Chapter 11 Case. In addition, SS/ L and Satmex terminated their respective obligations under the Satmex 6 SPA, and entered into a new contract pursuant to which SS/ L agreed to perform certain additional work, as well as renewed its commitment to provide its continued support for the launch of Satmex 6 provided

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that SS/ L’s obligation to provide certain services under the new contract is expressly subject to certain conditions, including Satmex obtaining the approval of the Settlement Agreement and the underlying transactions with any court(s) and other authorities with jurisdiction over its reorganization proceeding. Also pursuant to the Settlement Agreement, Loral SpaceCom and Satmex agreed to terminate the Management Services Agreement and the License Agreement. As part of the consideration for the various benefits conferred by the Loral Entities to Satmex under the terms of the Settlement Agreement, including without limitation, the elimination of Satmex’s obligation to make orbital incentive and end of life bonus payments in respect of Satmex 6, Satmex has agreed to lease to LSCC for the life of the satellite, without any further consideration, two 36 MHz Ku-band transponders and two 36 MHz C-band transponders on Satmex 6. Upon emergence from bankruptcy, LSCC will assign its rights under this lease agreement to SS/ L. The Settlement Agreement was approved by the Bankruptcy Court on July 26, 2005 and became effective on August 5, 2005. Upon receipt of Bankruptcy Court approval, Loral Skynet recorded income of $4.6 million representing the reversal of reserves and accruals recorded in previous periods. There can be no assurance that any court(s) or other authorities with jurisdiction over Satmex’s reorganization proceeding will likewise approve the Settlement Agreement. We have not recorded the financial benefit of the transponder lease pending the launch of Satmex 6.

9.	Other Acquired Intangible Assets
      Other acquired intangible assets are included in other assets in our consolidated balance sheets as follows (in millions):

	September 30, 2005		December 31, 2004

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Regulatory fees	$22.5	$(9.1)	$22.5	$(7.7)
Other intangibles	13.0	(13.0)	13.0	(12.0)

	$35.5	$(22.1)	$35.5	$(19.7)

      As of September 30, 2005, the weighted average remaining amortization period for regulatory fees was approximately 5 years.
      Total amortization expense for other acquired intangible assets was $0.8 million for each of the three months ended September 30, 2005 and 2004, and $2.5 million for each of the nine months ended September 30, 2005 and 2004. Annual pre-tax amortization expense for other acquired intangible assets for the five years ended December 31, 2009 is estimated to be as follows (in millions):

2005	$3.2
2006	2.8
2007	2.8
2008	2.8
2009	2.8

10.	Liabilities Subject to Compromise
      As discussed in Note 2, we and our Debtor Subsidiaries have been operating as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code.
      On the condensed consolidated balance sheets, the caption “liabilities subject to compromise” reflects our carrying value of prepetition claims that will be restructured in our Chapter 11 Cases. Pursuant to court order, we have been authorized to pay certain prepetition operating liabilities incurred in the ordinary course of

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
business (e.g. salaries and insurance). Since July 15, 2003, as permitted under the Bankruptcy Code, we have rejected certain of our prepetition contracts and are calculating our estimated liability to the unsecured creditors affected by these rejections. The Bankruptcy Court established January 26, 2004 as the bar date in the Debtors’ Chapter 11 Cases, which is the date by which prepetition claims against us and our Debtor Subsidiaries were to have been filed for claimants to receive any distribution in the Chapter 11 Cases. The determination of how liabilities ultimately will be treated is set forth in the Plan of Reorganization (see Note 2). In certain instances, differences between liability amounts estimated by us and claims filed by our creditors are being investigated and, unless not otherwise negotiated or settled with creditors, the Bankruptcy Court will make a final determination of the allowable claims. We will continue to evaluate the amount and classification of our prepetition liabilities through the remainder of our Chapter 11 Cases. Should we identify additional liabilities subject to compromise, we will recognize them accordingly. As a result, “liabilities subject to compromise” may change. Claims classified as “liabilities subject to compromise” represent secured as well as unsecured claims. Liabilities subject to compromise at September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004

Debt obligations (Note 11)	$1,269,977	$1,269,977
Accounts payable	52,353	52,728
Accrued employment costs	445	542
Customer advances	25,211	30,837
Accrued interest and preferred dividends	40,348	40,428
Income taxes payable	41,921	38,934
Pension and other postretirement liabilities	175,938	178,647
Other liabilities	83,795	79,926
6% Series C convertible redeemable preferred stock	187,274	187,274
6% Series D convertible redeemable preferred stock	36,707	36,707

	$1,913,969	$1,916,000

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

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Debt

	September 30,	December 31,
	2005	2004

	(In thousands)
Loral Orion 10.00% senior notes due 2006:
Principal amount	$612,704	$612,704
Accrued interest (deferred gain on debt exchanges)	214,446	214,446
Loral 9.50% Senior notes due 2006	350,000	350,000
Loral Orion debt non-recourse to Loral:
11.25% Senior notes due 2007 (principal amount $37 million)	39,402	39,402
12.50% Senior discount notes due 2007 (principal amount $49 million)	53,425	53,425

Total debt	1,269,977	1,269,977
Less, current maturities included in liabilities subject to compromise (Note 10)	1,269,977	1,269,977

	$—	$—

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
      On March 17, 2004, we repaid all $967 million of our outstanding secured bank debt (see Notes 2 and 4). As of September 30, 2005, the principal amounts of our prepetition debt obligations were $1.049 billion.
      Subsequent to our voluntary petitions for reorganization on July 15, 2003, we only recognized and paid interest on our bank debt through March 18, 2004 and stopped recognizing and paying interest on all other outstanding debt obligations. While we are in Chapter 11, we only recognize interest expense to the extent paid. For each of the three and nine months ended September 30, 2005 and 2004, we did not recognize $10.9 million and $10.4 million, and $32.6 million and $31.2 million, respectively, of interest expense on our 9.5%, 11.25%, and 12.5% senior notes and for each of the three and nine months ended September 30, 2005 and 2004, we did not recognize $15.3 million, and $46.0 million respectively, of a reduction to accrued interest on our 10% senior notes as a result of the suspension of interest payments on our debt obligations.
      On the effective date of the Plan of Reorganization, New Skynet will issue $126 million of 14% Senior Secured Notes due 2015 (the “New Skynet Notes”) which notes will be guaranteed on a senior secured basis by Loral Asia Pacific Satellite (HK) Limited and all of New Skynet’s existing domestic, wholly-owned subsidiaries, and will be guaranteed on the same basis by all future domestic wholly-owned, and subject to obtaining all required consents, majority-owned, subsidiaries of New Skynet (collectively, the “Subsidiary Guarantees”). The New Skynet Notes and the Subsidiary Guarantees will be secured by all the assets of the obligors, subject to certain exclusions. The indenture covering the New Skynet Notes (the “Indenture”) will permit New Skynet to obtain additional borrowings on both an unsecured and secured basis, in certain cases utilizing the same assets that will secure the New Skynet Notes and the Subsidiary Guarantees.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The New Skynet Notes will mature in 2015, subject, in certain instances, to earlier repayment in whole or in part. The New Skynet Notes will bear interest at a rate of 14% per annum payable in cash semi-annually, provided that, if the amount of any interest payment would exceed certain thresholds calculated as specified in the Indenture, interest will be paid in kind by the issuance of additional New Skynet Notes. The proceeds from the New Skynet Notes will be used by New Skynet to finance, in part, the consummation of the Plan of Reorganization and the payment of the fees and expenses relating thereto. The Indenture will also contain restrictive covenants that limit New Skynet’s and its subsidiaries’ ability to take certain actions, including certain restricted payments, incurrence of debt, incurrence of liens, payment of certain dividends or distributions, issuance or sale of capital stock of subsidiaries, sale of assets, affiliate transactions and sale/leaseback and merger transactions.

12.	Shareholders’ Equity
      Upon the effective date of the Plan of Reorganization, New Loral will emerge as a publicly owned company under current management. Effective upon the first distribution of New Loral common stock under the Plan of Reorganization, the New Loral common stock will be listed on Nasdaq under the symbol “LORL.”

Common Stock
      Pursuant to the Plan of Reorganization, on the effective date of the Plan of Reorganization, all of our existing equity securities, including the existing common and preferred stock, will be extinguished and deemed cancelled. In accordance with the Plan of Reorganization, New Loral will issue 20 million shares of its common stock, par value $0.01 per share (the “Common Stock”), to be distributed in accordance with the Plan of Reorganization.

12% Series A Preferred Stock
      Following the effective date of the Plan of Reorganization, New Skynet will be issuing to certain creditors pursuant to the Plan of Reorganization 1,000,000 shares of Series A 12% Non-Convertible Perpetual Preferred Stock, $0.01 par value per share (the “Skynet Preferred Stock”). The issued shares will have an aggregate liquidation preference of $200,000,000 plus accrued and unpaid dividends. Dividends on the Skynet Preferred Stock (if not accrued as permitted under certain circumstances) will be payable in kind (in additional shares of Skynet Preferred Stock) if the amount of any dividend payment would exceed certain thresholds calculated as specified in the terms of the Skynet Preferred Stock.

Management Stock Plan of Loral Space & Communications Inc.
      Pursuant to the Plan of Reorganization, New Loral will issue 1,283,500 stock options to employees and 106,952 stock options to its new Vice Chairman, in each case, 30 days after the effective date of the Plan of Reorganization at the fair market value, as defined in the Stock Option Plan of New Loral.

Stock Options of Loral Space & Communications Ltd.
      The fair values of stock-based employee compensation set forth for Loral were calculated based on the fair values of the options at the date of grant. In order for the stock options to have had any value to the holders, the market value of Loral common stock would have had to rise from $0.07 at September 30, 2005 to greater than $3.80 (the lowest strike price of our stock options outstanding). However, the Plan of Reorganization does not provide for participation or recovery by Loral common shareholders and, accordingly, all stock options outstanding as of September 30, 2005, have zero value to the employees.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), an amendment of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the fair value of stock-based awards to employees is calculated using option pricing models, even though such models were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which differ significantly from our stock option awards. These models also require subjective assumptions, including future stock price volatility and expected exercise time, which can significantly affect the calculated values. We used the Black-Scholes option pricing model with the following weighted average assumptions in our calculations: expected life, six to twelve months following vesting; stock volatility, 90%; risk free interest rate, 2.4% to 6.6% based on date of grant; and dividends, none during the expected term. Our calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. Our pro forma net loss and pro forma loss per share would not have been materially different than as reported on the accompanying condensed consolidated statement of operations for any period shown if we used the fair value method under SFAS 123.

13.	Reorganization Expenses due to Bankruptcy
      Reorganization expenses due to bankruptcy were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Professional fees	$21,113	$4,937	$32,240	$15,293
Employee retention costs	(1,210)	2,118	(917)	9,154
Severance costs	292	2,952	972	3,959
Restructuring costs	(619)	—	1,238	—
Vendor settlement losses (gains)	356	—	289	(35)
Interest income	(1,311)	(520)	(2,586)	(1,014)

Total reorganization expenses due to bankruptcy	$18,621	$9,487	$31,236	$27,357

14.	Commitments and Contingencies
      SS/ L has deferred revenue and accrued liabilities for performance warranty obligations relating to satellites sold to customers, which could be affected by future performance. SS/ L accounts for satellite performance warranties in accordance with the product warranty provisions of FIN 45, which requires disclosure, but not initial recognition and measurement, of performance guarantees. SS/ L estimates the deferred revenue for its warranty obligations based on historical satellite performance. SS/ L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and the remaining warranty period. A reconciliation of such deferred amounts for the nine months ended September 30, 2005, is as follows (in millions):

Balance of deferred amounts at January 1, 2005	$26.0
Accruals for deferred amounts issued during the period	1.3
Accruals relating to pre-existing contracts (including changes in estimates)	10.5

Balance of deferred amounts at September 30, 2005	$37.8

      We filed for bankruptcy protection on July 15, 2003 and are subject to its associated risks and uncertainties (see Notes 2 and 3).
      Twenty of the satellites built by SS/ L and launched since 1997, three of which are owned and operated by our subsidiaries or affiliates, have experienced losses of power from their solar arrays. There can be no

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assurance that one or more of the affected satellites will not experience additional power loss. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. A complete or partial loss of a satellite’s capacity could result in a loss of orbital incentive payments to SS/ L and, in the case of satellites owned by Loral Skynet and its affiliates, a loss of revenues and profits. With respect to satellites under construction and the construction of new satellites, based on its investigation of the matter, SS/ L has identified and has implemented remediation measures that SS/ L believes will prevent newly launched satellites from experiencing similar anomalies. SS/ L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or the construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses, and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, we believe that this matter will not have a material adverse effect on our condensed consolidated financial position or our results of operations, although no assurance can be provided.
      In November 2004, Intelsat Americas 7 (formerly Telstar 7) experienced an anomaly which caused it to completely cease operations for several days before it was partially recovered. Four other satellites manufactured by SS/ L for other customers have designs similar to Intelsat Americas 7 and, therefore, could be susceptible to similar anomalies in the future. A partial or complete loss of a satellite could result in the incurrence of warranty payments by, or a loss of orbital incentive payments to, SS/ L.
      Satellites are built with redundant components to permit their continued operation in case of component failure, an event that is not uncommon in complex satellites. Certain of our satellites are currently operating using back-up components because of the failure of primary components. If the back-up components fail, however, and we are unable to restore redundancy, these satellites could lose capacity or be total losses, which would result in a loss of revenues and profits. For example, in July 2005, in the course of conducting our normal operations, we determined that the primary command receiver on two of our satellites had failed. These satellites, which are equipped with redundant command receivers designed to provide full functional capability through the full design life of the satellite, continue to function normally and service to customers has not been affected. Moreover, SS/ L has successfully implemented a software workaround to fully restore the redundant command receiver function on one of these satellites and has implemented partial restoration on the second satellite to preclude loss of the satellite pending full restoration. Full restoration of the redundant command receiver function on the second satellite is expected to occur by November 15, 2005.
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
      To prevent frequency interference, the regulatory process requires potentially lengthy and costly negotiations with third parties who operate or intend to operate satellites at or near the locations of our satellites. For example, as part of our coordination efforts on Telstar 12, we agreed to provide four 54 MHz transponders on Telstar 12 to Eutelsat for the life of the satellite and have retained risk of loss with respect to those transponders. In the event of an unrestored failure, under Loral Skynet’s related warranty obligation, Eutelsat would be entitled to compensation on contractually prescribed amounts that decline over time. We also granted Eutelsat the right to acquire, at cost, four transponders on the replacement satellite for Telstar 12. We continue to be in discussions with other operators on coordination issues. We may be required to make additional financial concessions in the future in connection with our coordination efforts. The failure to reach an appropriate arrangement with a third party having priority rights at or near one of our orbital slots may result in substantial restrictions on the use and operation of our satellite at that location.
      SS/ L has contracted to build a spot beam, Ka-band satellite for a customer planning to offer broadband data services directly to the consumer. SS/ L had suspended work on this program in December 2001 while the customer and SS/ L discussed how to resolve a contract dispute. In March 2003, SS/ L and the customer reached an agreement in principle to restart the satellite construction program, and, in June 2003, SS/ L and the customer executed a definitive agreement and SS/ L entered into a security agreement with the customer that provided the customer with a security interest in the work-in-progress of the customer’s contract (the “SS/ L Security Agreement”). In September 2004, SS/ L and the customer amended the agreement to provide for, among other things, acceleration of the payment of $15 million of the outstanding vendor financing (received in October 2004) and the granting of a security interest by the customer to secure payment of the remaining vendor financing (the “Customer Security Agreement”). In October 2004, the Bankruptcy Court approved the Customer Security Agreement and SS/ L’s assumption of the amended contract and the SS/ L Security Agreement. As of September 30, 2005, SS/ L had billed and unbilled accounts receivable and vendor financing arrangements of $56 million (including accrued interest of $17 million) with this customer, which will be paid to SS/ L beginning in 2006 through 2011.
      Under the terms of a master settlement agreement entered into with Alcatel Space (together with Alcatel Space Industries, “Alcatel”), the arbitration brought by Alcatel against Loral and a related court proceeding to confirm the arbitral tribunal’s partial award were suspended, with termination of the arbitration to occur on the date of confirmation of a plan of reorganization or a liquidation, provided that if any action is commenced in the Chapter 11 Cases seeking the repayment, disgorgement or turnover of the transfers made in connection with the master settlement agreement, because of the commencement of the Chapter 11 Cases, the arbitration and related court confirmation proceeding would not be terminated until such repayment, disgorgement or turnover action had been dismissed. The master settlement agreement also provides that Alcatel is entitled to reinstate the arbitration if it is required by judicial order to repay, disgorge or turn over the consideration paid to it under the agreement in the context of the Chapter 11 Cases. As a result of the entry of the Confirmation Order in the Chapter 11 Cases, the arbitral tribunal in August 2005 notified the parties of formal termination of the arbitration.
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

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The launch of ChinaSat 8 has been delayed pending SS/ L’s obtaining the approvals required for its launch. In June 2004, the Bankruptcy Court approved a settlement agreement among ChinaSat, SS/ L and China Great Wall Industry Corporation which resolved a portion of the disputes outstanding among the parties. This settlement agreement provided, among other things, for a release by ChinaSat of any claim it may have against SS/ L to recover some or all of the $52 million that ChinaSat paid to SS/ L, and SS/ L paid to China Great Wall, for a Chinese launch vehicle. In February 2005, SS/ L and ChinaSat reached a global settlement to resolve all other issues outstanding between the two companies, which settlement was approved by the Bankruptcy Court in April 2005. Under the terms of that settlement, SS/ L assumed its construction contract with ChinaSat, as amended to reflect the terms of the settlement. SS/ L in turn has no obligation to deliver the ChinaSat 8 satellite until all required export licenses are received. SS/ L and ChinaSat provided mutual releases in respect of any liability under the original contract and ChinaSat agreed to withdraw all claims filed against SS/ L and its affiliates in their bankruptcy proceedings.
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
      SS/ L has entered into several long-term launch services agreements with various launch providers to secure future launches for its customers, including Loral and its affiliates. SS/ L had launch services agreements with International Launch Services (“ILS”) which covered a number of launches, three of which remained open. In November 2002, SS/ L elected to terminate one of those future launches, which had a termination liability equal to SS/ L’s deposit of $5 million. Subsequently, SS/ L received a letter from ILS alleging SS/ L’s breach of the agreements and purporting to terminate the launch service agreements and all remaining launches. Despite ILS’s wrongful termination of the agreements and all remaining launches, to protect its interest, SS/ L also terminated a second launch, which had a termination liability equal to its deposit of $5 million, but reserved all of its rights against ILS. As a result, SS/ L recognized a non-cash charge to earnings of $10 million in the fourth quarter of 2002 with respect to the two terminated launches. In June 2003, to protect its interest, SS/ L also terminated a third launch, which had a termination liability equal to $23.5 million, and SS/ L recognized a non-cash charge to earnings of $23.5 million in the second quarter of 2003 with respect to this launch. SS/ L also reserved all of its rights at that time against ILS. In April 2004, SS/ L commenced an adversary proceeding against ILS in the Bankruptcy Court to seek recovery of $37.5 million of its deposits. In June 2004, ILS filed counterclaims in the Bankruptcy Court, and, in January 2005, the Bankruptcy Court dismissed two of ILS’s four counterclaims. In the two remaining counterclaims, ILS is seeking to recover damages, in an unspecified amount, as a result of our alleged failure to assign to ILS two satellite launches and $38 million in lost revenue due to our alleged failure to comply with a contractual obligation to assign to ILS the launch of another satellite. After a hearing in October 2005 on cross motions for summary judgment, the Bankruptcy Court ruled that SS/ L is entitled to recover from ILS at least $9 million, representing the excess of the deposits that SS/ L paid to ILS over the termination liabilities. The Bankruptcy Court further ruled that this $9 million payment is subject to ILS’s counterclaims which we believe are without merit and against which we intend to defend vigorously. In addition, the Bankruptcy Court ruled that ILS wrongfully terminated the launch service agreements with SS/ L but that whether SS/ L is entitled to the $28.5 million in remaining deposits involves factual questions that must be the subject of a trial after further discovery. We do not believe that this matter will have a material adverse effect on our consolidated financial position or results of operations, although no assurance can be provided.
      We have estimated that we will incur approximately $41 million to repair a satellite that was damaged in transit, a significant portion of which we expect to recover through insurance coverage. We believe resolution

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the insurance claim will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided.
      On October 21, 2002, National Telecom of India Ltd.(“Natelco”) filed suit against Loral and a subsidiary in the United States District Court for the Southern District of New York. The suit relates to a joint venture agreement entered into in 1998 between Natelco and ONS Mauritius, Ltd., a Loral Orion subsidiary, the effectiveness of which was subject to express conditions precedent. In 1999, ONS Mauritius had notified Natelco that Natelco had failed to satisfy those conditions precedent. In Natelco’s amended complaint filed in March 2003, Natelco has alleged wrongful termination of the joint venture agreement, has asserted claims for breach of contract and fraud in the inducement and is seeking damages and expenses in the amount of $97 million. Natelco has filed a proof of claim in the Chapter 11 Cases and, in response, we have filed an objection stating our belief that the claims are without merit. The Bankruptcy Court has assumed jurisdiction over this claim and will hear our motion to dismiss Natelco’s claim in January 2006.

Lawsuits against our Directors and Officers
      In August 2003, plaintiffs Robert Beleson and Harvey Matcovsky filed a purported class action complaint against Bernard Schwartz in the United States District Court for the Southern District of New York. The complaint alleges (a) that Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about our financial condition relating to the sale of assets to Intelsat and Loral’s Chapter 11 filing and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from June 30, 2003 through July 15, 2003, excluding the defendant and certain persons related to or affiliated with him. In November 2003, three other complaints against Mr. Schwartz with substantially similar allegations were consolidated into the Beleson case. In February 2004, a motion to dismiss the complaint in its entirety was denied by the court. Defendant filed an answer in March 2004. Discovery has been stayed pending the outcome of mediation scheduled for January 2006.
      In November 2003, plaintiffs Tony Christ, individually and as custodian for Brian and Katelyn Christ, Casey Crawford, Thomas Orndorff and Marvin Rich, filed a purported class action complaint against Bernard Schwartz and Richard J. Townsend in the United States District Court for the Southern District of New York. The complaint alleges (a) that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Loral’s financial condition relating to the restatement in 2003 of the financial statements for the second and third quarters of 2002 to correct accounting for certain general and administrative expenses and the alleged improper accounting for a satellite transaction with APT Satellite Company Ltd. and (b) that each of the defendants is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from July 31, 2002 through June 29, 2003, excluding the defendants and certain persons related to or affiliated with them. In October 2004, a motion to dismiss the complaint in its entirety was denied by the court. Defendants filed an answer to the complaint in December 2004, and discovery has commenced and is ongoing. The parties have requested a stay of discovery pending the outcome of mediation scheduled for January 2006.
      In April 2004, two separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by former Loral employees and participants in the Loral Savings Plan (the “Savings Plan”) were consolidated into one action titled In re: Loral Space ERISA Litigation. In July 2004, plaintiffs in the consolidated action filed an amended consolidated complaint against the members of the Loral Space & Communications Ltd. Savings Plan Administrative Committee and certain existing and former

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
members of the Board of Directors of SS/ L, including Bernard L. Schwartz. The amended complaint alleges (a) that defendants violated Section 404 of the Employee Retirement Income Security Act (“ERISA”), by breaching their fiduciary duties to prudently and loyally manage the assets of the Savings Plan by including Loral common stock as an investment alternative and by providing matching contributions under the Savings Plan in Loral stock, (b) that the director defendants violated Section 404 of ERISA by breaching their fiduciary duties to monitor the committee defendants and to provide them with accurate information, (c) that defendants violated Sections 404 and 405 of ERISA by failing to provide complete and accurate information to Savings Plan participants and beneficiaries, and (d) that defendants violated Sections 404 and 405 of ERISA by breaching their fiduciary duties to avoid conflicts of interest. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all participants in or beneficiaries of the Savings Plan at any time between November 4, 1999 and the present and whose accounts included investments in Loral stock. In September 2005, the plaintiffs agreed in principle to settle this case for $7.5 million payable solely from proceeds of insurance coverage and without recourse to the individual defendants. The District Court has suspended further proceedings in this case pending the outcome of the insurance litigation referred to below and final approval of the settlement. Plaintiffs have also filed a proof of claim against the Company with respect to this case in an unliquidated amount. We believe that this claim is without merit and have filed an objection in the Bankruptcy Court which is scheduled to be heard in December 2005.
      In addition, two insurers under our directors and officers liability insurance policies have denied coverage with respect to the case titled In re: Loral Space ERISA Litigation, each claiming that coverage should be provided under the other’s policy. In December 2004, one of the defendants in that case filed a lawsuit in the United States District Court for the Southern District of New York seeking a declaratory judgment as to his right to receive coverage under the policies. In March 2005 the insurers filed answers to the complaint and one of the insurers filed a cross claim against the other insurer which such insurer answered in April 2005. In August and October 2005, each of the two potentially responsible insurers moved separately for judgment on the pleadings, seeking a court ruling absolving it of liability to provide coverage of the ERISA action. Those motions are pending, and discovery has commenced and is ongoing.

Globalstar Related Matters
      On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited (“GTL”) and Globalstar against GTL, Loral, Bernard L. Schwartz and other defendants were consolidated into one action titled In re: Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation, Loral and Bernard L. Schwartz alleging (a) that all defendants (except Loral) violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar’s business and prospects, (b) that defendants Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of Globalstar, (c) that defendants GTL and Mr. Schwartz are liable under Section 11 of the Securities Act of 1933 (the “Securities Act”) for untrue statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Loral and Mr. Schwartz are secondarily liable under Section 15 of the Securities Act for GTL’s primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related to or affiliated with them. This case was preliminarily

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
settled by Mr. Schwartz in July 2005 for $20 million, and he has commenced a lawsuit against Globalstar’s directors and officers liability insurers seeking to recover the full settlement amount plus legal fees and expenses incurred in enforcing his rights under Globalstar’s directors and officers liability insurance policy. In addition, Mr. Schwartz has filed a proof of claim against Loral asserting a general unsecured prepetition claim for, among other things, indemnification relating to this case. Mr. Schwartz and the Company have agreed in principle subject to definitive documentation that in no event will his claim against Loral with respect to the settlement of this case exceed $25 million. If Mr. Schwartz’s claim ultimately becomes an allowed claim under the Plan of Reorganization and assuming he is not reimbursed by Globalstar’s insurers, Mr. Schwartz would be entitled to a distribution under the Plan of Reorganization of New Loral common stock based upon the amount of the allowed claim. Any such distribution of stock would be in addition to the 20 million shares of New Loral common stock being distributed under the Plan of Reorganization to other creditors. The Company believes, although no assurance can be given, that it will not incur any material loss as a result of this settlement.
      On March 2, 2002, the seven separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of Loral common stock against Loral, Bernard L. Schwartz and Richard J. Townsend were consolidated into one action titled In re: Loral Space & Communications Ltd. Securities Litigation. On May 6, 2002, plaintiffs in the consolidated action filed a consolidated amended class action complaint alleging (a) that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Loral’s financial condition and its investment in Globalstar and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Loral common stock during the period from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related to or affiliated with them. After oral argument on a motion to dismiss filed by Loral and Messrs. Schwartz and Townsend, in June 2003, the plaintiffs filed an amended complaint alleging essentially the same claims as in the original amended complaint. In February 2004, a motion to dismiss the amended complaint was granted by the court insofar as Messrs. Schwartz and Townsend are concerned. Pursuant to the Plan of Reorganization, plaintiffs will receive no distribution with respect to their claims in this lawsuit.
      In addition, the primary insurer under our directors and officers liability insurance policy has denied coverage under the policy for the In re: Loral Space & Communications Ltd. Securities Litigation case and, on March 24, 2003, filed a lawsuit in the Supreme Court of New York County seeking a declaratory judgment upholding its coverage position. In May 2003, we and the other defendants served our answer and filed counterclaims seeking a declaration that the insurer is obligated to provide coverage and damages for breach of contract and the implied covenant of good faith. In May 2003, we and the other defendants also filed a third party complaint against the excess insurers seeking a declaration that they are obligated to provide coverage. We believe that the insurers have wrongfully denied coverage and intend to contest their denial of coverage. As a result of the commencement of the Chapter 11 Cases, however, this lawsuit is subject to the automatic stay and further proceedings in the matter have been suspended insofar as we are concerned but are proceeding as to the other defendants, although the claims against them have been dismissed. The parties have voluntarily agreed not to proceed further with the action at this time, subject to their right to actively pursue the litigation at a later date.

Indemnification Claims
      We are obligated, subject to the effects of the Chapter 11 Cases, to indemnify our directors and officers for any losses or costs they may incur as a result of the lawsuits described above in Lawsuits against our Directors and Officers and in Globalstar Related Matters. The Plan of Reorganization provides that the direct liability of New Loral post-emergence in respect of such indemnity obligation is limited to the In re: Loral

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Space ERISA Litigation and In re: Loral Space & Communications Ltd. Securities Litigation cases in an aggregate amount of $2.5 million. Most directors and officers have filed proofs of claim in unliquidated amounts with respect to the prepetition indemnity obligations of the Debtors. The Debtors and these directors and officers, including Mr. Schwartz with respect to all claims he may have other than the Globalstar settlement referred to above, have agreed in principle subject to definitive documentation that in no event will their indemnity claims against Loral and Orion in the aggregate exceed $25 million and $5 million, respectively. If any of these claims ultimately becomes an allowed claim under the Plan of Reorganization, the claimant would be entitled to a distribution under the Plan of Reorganization of New Loral common stock based upon the amount of the allowed claim. Any such distribution of stock would be in addition to the 20 million shares of New Loral common stock being distributed under the Plan of Reorganization to other creditors. The Company believes, although no assurance can be given, that it will not incur any substantial losses as a result of these claims.

Other
      The Plan of Reorganization does not provide for recovery for claims arising from the rescission of, or damages arising from, the purchase or sale of any security of the Debtors and their affiliates, including the claims described above.
      In March 2001, Loral entered into an agreement (the “Rainbow DBS Sale Agreement”) with Rainbow DBS Holdings, Inc. (“Rainbow Holdings”) pursuant to which Loral sold to sell to Rainbow Holdings its interest in Rainbow DBS Company, LLC (formerly R/ L DBS Company, LLC, “Rainbow DBS”) for a purchase price of $33 million plus interest at an annual rate of 8% from April 1, 2001. Loral’s receipt of this purchase price is, however, contingent on the occurrence of certain events, including without limitation, the sale of substantially all of the assets of Rainbow DBS. At the time of the Rainbow DBS Sale Agreement, Loral’s investment in Rainbow DBS had been recorded at zero and Loral did not record a receivable or gain from this sale. During the quarter ended March 31, 2005, Rainbow DBS entered into an agreement to sell its Rainbow 1 satellite and related assets to EchoStar Communications Corporation, which sale is conditioned upon receipt of regulatory approval that was received in October 2005. Loral believes that, under the terms of the Rainbow DBS Sale Agreement, it would be entitled to immediate payment of the full Rainbow DBS purchase price upon the closing of the EchoStar transaction. Rainbow Holdings, however, has informed Loral that it does not believe that consummation of the EchoStar transaction will result in Loral being entitled to receive an immediate payment of the purchase price under the Rainbow DBS Sale Agreement. Loral disputes Rainbow Holdings’ interpretation of the agreement and in September 2005 commenced a lawsuit in the Supreme Court of the State of New York to enforce its rights thereunder. Moreover, a third party has asserted a prepetition claim against Loral in the amount of $3 million with respect to the purchase price.
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
      Basic loss per share is computed based upon the weighted average number of shares of common stock outstanding. Diluted loss per share excludes the assumed conversion of the Series C Preferred Stock (936,371 shares) and the Series D Preferred Stock (185,104 shares), as their effect would have been antidilutive. For both the three and nine months ended September 30, 2005 and 2004, there were 2,002,870 and 2,387,213 options, respectively, that were excluded from the calculation of diluted loss per share. In addition, for the three and nine months ended September 30, 2005 and 2004, there were 617,226 and 617,226 and 617,226 and 599,808 warrants, respectively, outstanding that were excluded from the calculation of diluted loss per share as their effect would have been antidilutive. The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Numerator for basic and diluted loss per share
Loss from continuing operations	$(27,800)	$(31,701)	$(72,797)	$(122,544)
Income (loss) from discontinued operations	—	299	—	(11,163)
Gain on sale of discontinued operations, net of taxes	2,596	—	13,967	—

Net loss	$(25,204)	$(31,402)	$(58,830)	$(133,707)

Denominator:
Weighted average common shares outstanding	44,108	44,108	44,108	44,108

Basic and diluted (loss) earnings per share:
Continuing operations	$(0.63)	$(0.72)	$(1.65)	$(2.78)
Discontinued operations	0.06	0.01	0.32	(0.25)

Loss per share	$(0.57)	$(0.71)	$(1.33)	$(3.03)

16.	Segments
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
Three Months Ended September 30, 2005

	Satellite	Satellite
	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenue(2)	$40.0	$120.3		$160.3
Intersegment revenues	1.1	3.0		4.1

Operating segment revenues	$41.1	$123.3		164.4

Eliminations(3)				(4.4)

Operating revenues as reported				$160.0

Segment Adjusted EBITDA before eliminations(4)(5)	$18.9	$4.8	$(5.0)	$18.7

Eliminations(3)				(8.8)

Adjusted EBITDA				9.9
Depreciation and amortization(6)(7)	$(13.6)	$(4.0)	$(0.1)	(17.7)

Reorganization expenses due to bankruptcy				(18.6)

Operating loss from continuing operations				(26.4)
Interest and investment income				2.3
Interest expense				(1.5)
Other expense				—
Income tax provision				(1.1)
Equity loss in affiliates				(1.2)
Minority interest				0.1

Loss from continuing operations				$(27.8)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Nine Months Ended September 30, 2005

	Satellite	Satellite
	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenue(2)	$111.3	$318.6		$429.9
Intersegment revenues	3.2	10.9		14.1

Operating segment revenues	$114.5	$329.5		444.0

Eliminations(3)				(14.8)

Operating revenues as reported				$429.2

Segment Adjusted EBITDA before eliminations(4)(5)	$39.8	$15.2	$(17.3)	$37.7

Eliminations(3)				(12.3)

Adjusted EBITDA				25.4
Depreciation and amortization(6)(7)	$(48.8)	$(11.9)	$(0.5)	(61.2)

Reorganization expenses due to bankruptcy				(31.2)

Operating loss from continuing operations				(67.0)
Interest and investment income				6.4
Interest expense				(4.0)
Other expense				(0.9)
Income tax provision				(4.6)
Equity loss in affiliates				(2.8)
Minority interest				0.1

Loss from continuing operations				$(72.8)

Other Data:
Total assets(7)	$521.5	$510.7	$68.8	$1,101.0

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Three Months Ended September 30, 2004

	Satellite	Satellite
	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$33.1	$78.6		$111.7
Revenues from sales-type lease arrangement (See Note 7)	87.2	—		87.2
Intersegment revenues	1.1	6.6		7.7

Operating segment revenues	$121.4	$85.2		206.6

Eliminations(3)				(8.0)

Operating revenues as reported				$198.6

Segment Adjusted EBITDA before eliminations(4)(5)	$15.2	$(7.3)	$(9.7)	$(1.8)

Eliminations(3)				(2.5)

Adjusted EBITDA				(4.3)
Depreciation and amortization(6)(7)	$(16.0)	$(5.2)	$(0.1)	(21.3)

Reorganization expenses due to bankruptcy				(9.5)

Operating loss from continuing operations				(35.1)
Interest and investment income				2.3
Interest expense				(0.9)
Other income				1.9
Income tax benefit				0.2
Equity losses in affiliates				(0.1)

Loss from continuing operations				$(31.7)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Nine Months Ended September 30, 2004

	Satellite	Satellite
	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$102.1	$227.9		$330.0
Revenues from sales-type lease arrangement (See Note 7)	87.2	—		87.2
Intersegment revenues	3.4	72.1		75.5

Operating segment revenues	$192.7	$300.0		492.7

Eliminations(3)				(76.7)

Operating revenues as reported				$416.0

Segment Adjusted EBITDA before eliminations(4)(5)	$14.0	$(1.5)	$(27.2)	$(14.7)

Eliminations(3)				(14.2)

Adjusted EBITDA				(28.9)
Depreciation and amortization(6)(7)	$(87.6)	$(17.5)	$(0.4)	(105.5)

Reorganization expenses due to bankruptcy				(27.3)

Operating loss from continuing operations				(161.7)
Interest and investment income				7.4
Interest expense				(0.7)
Other expense				(2.1)
Income tax provision				(12.0)
Equity income in affiliates				46.5
Minority interest				0.1

Loss from continuing operations				$(122.5)

Other Data:
Total assets(7)	$815.3	$469.0	$69.1	$1,353.4

(1)	Represents corporate expenses incurred in support of our operations.

(2)	Includes revenues from affiliates of $5.4 million and $1.9 million for the three months ended September 30, 2005 and 2004, respectively, and $10.0 million and $7.1 million for the nine months ended September 30, 2005 and 2004, respectively.

(3)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/ L for wholly owned subsidiaries.

(4)	Satellite manufacturing includes a warranty accrual of $5 million and $12 million for the three and nine months ended September 30, 2005, respectively. Satellite manufacturing excludes charges of $22 million for the nine months ended September 30, 2004, as a result of the settlement of all orbital receivables on satellites sold to Intelsat. This settlement had the effect of reducing future orbital receipts by $25 million, including $15 million relating to a satellite that was under construction in 2004. Consistent with our internal reporting for satellite manufacturing, this decrease in contract value for the satellite that was under construction in 2004 was not being reflected as a decrease in satellite manufacturing revenues. These charges had no effect on our consolidated results in 2004.

(5)	Satellite Services recognized for the three and nine months ended September 30, 2004, $7.7 million of EBITDA for a sales-type lease arrangement for satellite capacity. For the nine months ended September 30, 2004 Satellite Services recorded an impairment charge of $12.0 million relating to our

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Telstar 14/Estrela do Sul-1 satellite and related assets to reduce the carrying values to the expected proceeds from insurance.

(6)	Includes depreciation expense of $42 million for the nine months ended September 30, 2004, relating to our Telstar 11 satellite for which depreciation was accelerated due to the estimated end of depreciable life to June 2004 from March 2005. As a result of this acceleration, there was no depreciation expense recorded for Telstar 11 in the three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2005.

(7)	Amounts are presented after the elimination of intercompany profit.

17.	New Accounting Pronouncements
      The following includes several accounting pronouncements that have been issued, but are not yet effective. Upon our emergence from Chapter 11 and the adoption of fresh-start accounting under SOP 90-7, we will be required to early adopt these pronouncements.

SFAS 154
      In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, (“SFAS 154”) a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement changes the requirements for the accounting and reporting of a change in accounting principle. It requires retrospective application to prior period’s financial statements of changes in accounting principles as opposed to recognizing the change in the prior period as a change in the cumulative effect of a change in accounting principle as previously required. The provision of this Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted in fiscal periods beginning after the date this statement is issued. We are required to adopt SFAS 154 as of January 1, 2006. In the event that upon emergence from Chapter 11 there is a change in accounting principles due to the adoption of fresh start accounting requirements under SOP-97, we will not be required to apply SFAS 154 retrospectively since we will be exempt under the fresh start accounting requirements.

SFAS 153
      In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, (“SFAS 153”) an amendment of Accounting Research Bulletin (“ARB”) No. 29. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive asset in paragraph 21(b) of APB No. 29 and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Currently, we have not completed an assessment of the impact of adopting SFAS 153.

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

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 151
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, (“SFAS 151”) an amendment of Accounting Research Bulletin (“ARB”) No. 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criteria of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We are required to adopt the provisions of this Statement as of January 1, 2006. Currently, we have not completed an assessment of the impact of adopting SFAS 151.

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

18.	Fresh-Start Reporting
      The Company’s emergence from Chapter 11 proceedings will result in a new reporting entity and adoption of fresh-start reporting in accordance with SOP 90-7. The condensed consolidated financial statements as of September 30, 2005 do not give effect to any adjustments in the carrying values of assets or liabilities that will be recorded upon implementation of the Company’s Plan of Reorganization.
      The following unaudited pro forma financial information reflects the implementation of the Plan of Reorganization as if it had been effective on September 30, 2005. Reorganization adjustments have been estimated in the pro forma financial information to reflect the discharge of certain pre-petition liabilities and the adoption of fresh-start reporting in accordance with SOP 90-7. The pro forma fair value allocated to the assets and liabilities of the Company is in conformity with SFAS No. 141 “Business Combinations” (“SFAS 141”).
      Estimated reorganization adjustments in the following pro forma balance sheet result primarily from the:

(i) changes in the carrying value of assets and liabilities to reflect fair values including the establishment of certain intangible assets;

(ii) discharge of the Company’s pre-petition liabilities in accordance with the Plan of Reorganization;

(iii) issuance of New Loral Common Stock as well as Skynet Preferred Stock and New Skynet Notes pursuant to the Plan of Reorganization;
      These adjustments are based upon the preliminary work of the Company and its financial consultants to determine the relative fair values of the Company’s assets and liabilities. The allocation of the reorganization enterprise value to individual assets and liabilities will change based upon completion of the fair valuation process and will result in differences to the fresh-start adjustments and allocated values estimated in this pro forma information. In accordance with SFAS 141, the fair value adjustments will be finalized within twelve months from the effective date of the Plan of Reorganization.
      In addition, in accordance with SOP 90-7, upon implementation of fresh-start reporting New Loral will be required to adopt pending changes in accounting principles required by new pronouncements. We have not yet completed our assessment of the impact of adopting such new pronouncements and the following unaudited pro forma financial information does not include the impact, if any, of such new pronouncements.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED PRO FORMA BALANCE SHEET(a)
(In millions)

	Historical	Plan		Fresh-Start		Pro Forma
	September 30,	Reorganization		Valuation		September 30,
	2005	Adjustments		Adjustments		2005

ASSETS
Current assets:
Cash and cash equivalents	$198.7	$120.0	(b)(h)	$—		$318.7
Accounts receivable, net	14.4	—		—		14.4
Contracts-in-process	91.4	—		(89.4	)(e)	2.0
Inventories	45.5	—		—		45.5
Other current assets	41.2	(1.2	)(c)	0.1	(e)	40.1

Total current assets	391.2	118.8		(89.3)		420.7
Property, plant and equipment, net	536.6	—		50.4	(e)	587.0
Long-term receivables	67.6	—		(64.8	)(e)	2.8
Investments in affiliates	53.7	—		56.5	(e)	110.2
Deposits	9.8	—		—		9.8
Goodwill	—	—		236.4	(e)(g)	236.4
Intangible assets	—	—		198.6	(e)	198.6
Other assets	42.1	6.0	(b)	(22.7	)(e)	25.4

	$1,101.0	$124.8		$365.1		$1,590.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36.1	$46.7	(c)(h)	$—		$82.8
Accrued employment costs	33.9	0.4	(c)	—		34.3
Customer advances and billings in excess of costs and profits	108.4	24.9	(c)(h)	(63.0	)(e)	70.3
Other current liabilities	25.5	75.7	(c)(h)	(4.7	)(e)	96.5

Total current liabilities	203.9	147.7		(67.7)		283.9
Pension and other postretirement liabilities	—	156.2	(c)	78.2	(e)	234.4
Long-term liabilities	84.6	34.6	(c)	(16.6	)(e)	102.6
Long-term debt	—	126.0	(b)	—		126.0

Total liabilities	288.5	464.5		(6.1)		746.9
Liabilities subject to compromise	1,914.0	(1,914.0	) (c)	—		—
Minority interest	2.3	—		(2.3	)(e)	—
Shareholders’ equity:
Common stock, par value $.01 and Paid-in capital	3,397.2	644.0	(d)	(3,397.2	) (f)	644.0
12% Series A Preferred Stock	—	200.0	(b)	—		200.0
Other	(93.9)	—		93.9	(f)	—
Retained earnings (deficit)	(4,407.1)	730.3	(c)(d)	3,676.8	(f)	—

Total shareholders’ (deficit) equity	(1,103.8)	1,574.3		373.5		844.0

	$1,101.0	$124.8		$365.1		$1,590.9

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	The Condensed Consolidated Pro Forma Balance Sheet estimates the effect of implementing the Plan of Reorganization and fresh-start reporting which will be required for financial reporting upon emergence. Under fresh-start reporting which is required by SOP 90-7, reorganization enterprise value is allocated to assets based upon their fair values and liabilities are stated at present value of amounts to be paid. The Condensed Consolidated Pro Forma Balance Sheet reflects a reorganization enterprise value of $970 million based on the Bankruptcy Court’s determination (see Note 2), which, after reduction for the New Skynet Notes (see Note 11), results in a reorganization equity value of $844 million. This results in goodwill equal to the excess of reorganization enterprise value over fair value of identifiable net assets.

The adjustments in the condensed consolidated projected pro forma balance sheet are based on estimates. Actual adjustments will be based on the final valuation and may be materially different than those presented herein.

(b)	Reflects the issuance of $126 million of New Skynet Notes and $200 million of Skynet Preferred Stock pursuant to the Plan of Reorganization.

(c)	Reflects the discharge of Loral’s prepetition liabilities in accordance with the Plan of Reorganization and the reclassification of the remaining liabilities subject to compromise to the appropriate liability accounts in accordance with the Plan of Reorganization. No adjustments are reflected for the actual payments of these remaining liabilities subject to compromise. Discharge of Loral’s prepetition liabilities is summarized as follows (in thousands):

To be exchanged for stock	$1,297,328
To be paid in cash	103,017
To be cancelled	288,521
To be reinstated	225,103

$1,913,969

Additionally, in accordance with the Plan of Reorganization, holders of claims to be paid in cash will also be paid interest at the rate of 6% per annum for the period from the petition date to the effective date of the Plan of Reorganization. This interest is estimated at $11.6 million and is reflected as an increase to other current liabilities and a reduction to the gain on discharge of liabilities subject to compromise.

(d)	Reflects the issuance of New Loral Common Stock to pre-petition creditors and the gain on the discharge of liabilities subject to compromise.

(e)	Reflects changes to carrying values of assets and liabilities to reflect fair values.

(f)	Reflects the elimination of the historical retained deficit and other equity accounts and an adjustment to shareholders’ equity to result in the estimated reorganized equity value in accordance with SOP 90-7 (see note a above).

(g)	Reflects goodwill equal to the excess of reorganization enterprise value over fair value of identifiable net assets (see note a above).

(h)	The Condensed Consolidated Pro Forma Balance Sheet does not give effect to cash payments estimated at $142 million to unsecured creditors and for taxes, interest and other costs pursuant to the Plan of Reorganization.

19.	Financial Information for Subsidiary Issuer and Guarantor and Non-Guarantor Subsidiaries
      Loral (the “Parent Company”) is a holding company, which is the ultimate parent of all of our subsidiaries. The 10% senior notes issued by Loral Orion (the “Subsidiary Issuer”), our wholly owned subsidiary, in an exchange offer, are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and several of Loral Orion’s wholly-owned subsidiaries (the “Guarantor Subsidiaries”). The Parent Company, the Subsidiary Issuer and the Guarantor Subsidiaries, as well as certain other non-guarantor

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subsidiaries of the Parent Company (including Loral SpaceCom and SS/ L) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on July 15, 2003.
      Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the other wholly-owned subsidiaries of the Parent Company (the “Non-Guarantor Subsidiaries”) as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004. The unaudited condensed consolidating financial information has been presented to show the nature of assets held, results of operations and cash flows of the Parent Company, Subsidiary Issuer, Guarantor Subsidiaries and Non-Guarantor Subsidiaries.
      The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting. Our significant transactions with our subsidiaries, other than the investment account and related equity in net loss of unconsolidated subsidiaries are intercompany payables and receivables between our subsidiaries resulting primarily from the funding of the construction of satellites for the Satellite Services segment. Loral’s $200 million note receivable from unconsolidated subsidiaries reflected in the accompanying financial statements is due from Loral Space & Communications Holdings Corporation and bears interest at 8.2% per annum. Loral SpaceCom (a non-guarantor subsidiary) holds a $29.7 million subordinated note receivable from the Subsidiary Issuer. The note is subordinated to all existing and future indebtedness of the Subsidiary Issuer and guaranteed by the Parent Company. The note bears interest at a rate of 10% per annum. Loral Satellite has provided $59.8 million to the Parent Company as of September 30, 2005, in the form of a note receivable which bears no interest and is payable upon maturity of the Loral Satellite Credit Agreement. As a result of filing Chapter 11, the accrual of interest on all related party notes in the following condensed consolidating financial statements was suspended.

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2005
(In thousands)
(Unaudited)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$1,037	$24,795	$—	$172,821	$—	$198,653
Accounts receivable, net	—	6,550	—	7,905	—	14,455
Contracts-in-process	—	—	—	91,355	—	91,355
Inventories	—	—	—	45,497	—	45,497
Insurance proceeds receivable	—	—	—	—	—	—
Other current assets	599	2,587	322	37,880	(133)	41,255

Total current assets	1,636	33,932	322	355,458	(133)	391,215
Property, plant and equipment, net	—	238,981	146,915	172,792	(22,147)	536,541
Long-term receivables	—	—	—	67,636	—	67,636
Due (to) from unconsolidated subsidiaries	(11,367)	(2,089)	37,226	25,820	(49,590)	—
Investments in unconsolidated subsidiaries	(610,264)	301,820	(271,698)	(1,614,828)	2,194,970	—
Investments in and advances to affiliates	20	—	—	53,719	—	53,739
Deposits	—	—	—	9,805	—	9,805
Other assets	4,197	3,845	191	33,840	—	42,073

Total assets	$(615,778)	$576,489	$(87,044)	$(895,758)	$2,123,100	$1,101,009

Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$—	$—	$4	$36,138	$—	$36,142
Accrued employment costs	—	—	—	33,945	—	33,945
Customer advances and billings in excess of costs and profits	—	4,166	15	104,214	—	108,395
Deferred gain on sales of assets	—	—	—	—	—	—
Income taxes payable	—	—	—	—	—	—
Other current liabilities	1,216	—	—	24,193	—	25,409

Total current liabilities	1,216	4,166	19	198,490	—	203,891
Pension liability	—	—	—	—	—	—
Long-term liabilities	52,233	34,654	7,883	19,313	(29,509)	84,574

Total liabilities not subject to compromise	53,449	38,820	7,902	217,803	(29,509)	288,465
Liabilities subject to compromise	434,452	1,108,745	(117,386)	492,354	(4,196)	1,913,969
Minority interest	—	—	—	2,254	—	2,254
Shareholders’ (deficit) equity:
Common stock	4,413	—	—	—	—	4,413
Paid-in capital	3,392,825	604,166	—	—	(604,166)	3,392,825
Treasury stock, at cost	(3,360)	—	—	—	—	(3,360)
Unearned compensation	(27)	—	—	—	—	(27)
Due from related parties	—	(53,996)	—	53,996	—	—
Retained (deficit) earnings	(4,407,061)	(1,121,246)	22,440	(1,662,165)	2,760,971	(4,407,061)
Accumulated other comprehensive (loss)	(90,469)	—	—	—	—	(90,469)

Total shareholders’ (deficit) equity	(1,103,679)	(571,076)	22,440	(1,608,169)	2,156,805	(1,103,679)

Total liabilities and shareholders’ (deficit) equity	$(615,778)	$576,489	$(87,044)	$(895,758)	$2,123,100	$1,101,009

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2005
(In thousands)
(Unaudited)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$—	$21,417	$7,919	$18,067	$(7,634)	$39,769
Revenues from satellite manufacturing	—	—	—	120,602	(328)	120,274

Total revenues	—	21,417	7,919	138,669	(7,962)	160,043
Cost of satellite services	—	10,042	7,049	21,253	(10,138)	28,206
Cost of satellite manufacturing	—	—	—	116,482	22	116,504
Selling, general and administrative expenses	—	9,300	2,097	11,710	—	23,107

Loss from continuing operations before reorganization expenses due to bankruptcy	—	2,075	(1,227)	(10,776)	2,154	(7,774)
Reorganization expenses due to bankruptcy	(3,634)	(7,143)	—	(7,844)	—	(18,621)

Loss income from continuing operations	(3,634)	(5,068)	(1,227)	(18,620)	2,154	(26,395)
Interest and investment income	8	5	—	2,294	—	2,307
Interest expense	—	(834)	—	(1,266)	567	(1,533)
Other expense	(3)	—	—	37	—	34

(Loss) income from continuing operations before income taxes, equity income (losses) in unconsolidated subsidiaries and affiliates, minority interest and gain on sale of discontinued operations	(3,629)	(5,897)	(1,227)	(17,555)	2,721	(25,587)
Income tax (provision) benefit	—	(58)	429	(999)	(429)	(1,057)

(Loss) income from continuing operations before equity income (losses) in unconsolidated subsidiaries and affiliates, minority interest and gain on sale of discontinued operations	(3,629)	(5,955)	(798)	(18,554)	2,292	(26,644)
Equity income (losses) in unconsolidated subsidiaries	(21,575)	(798)	—	—	22,373	—
Equity income (losses) in affiliates	—	—	—	(1,239)	—	(1,239)
Minority interest	—	—	—	83	—	83

(Loss) income from continuing operations	(25,204)	(6,753)	(798)	(19,710)	24,665	(27,800)
Gain on sale of discontinued operations	—	—	—	2,596	—	2,596

Net (loss) income	$(25,204)	$(6,753)	$(798)	$(17,114)	$24,665	$(25,204)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2005
(In thousands)
(Unaudited)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues from satellite services	$—	$64,233	$23,548	$51,979	$(29,164)	$110,596
Revenues from satellite manufacturing	—	—	—	320,014	(1,427)	318,587

Total revenues	—	64,233	23,548	371,993	(30,591)	429,183
Cost of satellite services	—	30,361	22,286	71,847	(30,325)	94,169
Cost of satellite manufacturing	—	—	—	292,509	(1,055)	291,454
Selling, general and administrative expenses	—	30,173	7,414	41,832	—	79,419

Loss from continuing operations before reorganization expenses due to bankruptcy	—	3,699	(6,152)	(34,195)	789	(35,859)
Reorganization expenses due to bankruptcy	(5,539)	(10,687)	—	(15,010)	—	(31,236)

Loss income from continuing operations	(5,539)	(6,988)	(6,152)	(49,205)	789	(67,095)
Interest and investment income	20	65	—	6,353	—	6,438
Interest expense	—	(2,452)	—	(3,223)	1,693	(3,982)
Other expense	(3)	—	—	(928)	—	(931)

Loss from continuing operations before income taxes, equity income (losses) in unconsolidated subsidiaries and affiliates, minority interest and gain on sale of discontinued operations	(5,522)	(9,375)	(6,152)	(47,003)	2,482	(65,570)
Income tax (provision) benefit	—	(128)	2,153	(4,429)	(2,153)	(4,557)

Loss from continuing operations before equity income (losses) in unconsolidated subsidiaries and affiliates, minority interest and gain on sale of discontinued operations	(5,522)	(9,503)	(3,999)	(51,432)	329	(70,127)
Equity income (losses) in unconsolidated subsidiaries	(53,308)	(3,999)	—	—	57,307	—
Equity income (losses) in affiliates	—	—	—	(2,796)	—	(2,796)
Minority interest	—	—	—	126	—	126

(Loss) income from continuing operations	(58,830)	(13,502)	(3,999)	(54,102)	57,636	(72,797)
Gain on sale of discontinued operations	—	—	—	13,967	—	13,967

Net (loss) income	$(58,830)	$(13,502)	$(3,999)	$(40,135)	$57,636	$(58,830)

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2005
(In thousands)
(Unaudited)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net (loss) income	$(58,830)	$(13,502)	$(3,999)	$(40,135)	$57,636	$(58,830)
Non-cash items:
Gain on sale of discontinued operations	—	—	—	(13,967)	—	(13,967)
Equity income in affiliates	—	—	—	2,796	—	2,796
Minority interest	—	—	—	(126)	—	(126)
Equity losses in unconsolidated subsidiaries	53,308	3,999	—	—	(57,307)	—
Deferred taxes	—	—	(2,153)	336	2,153	336
Depreciation and amortization	—	16,844	15,760	28,673	—	61,277
(Recovery of) provisions for bad debts	—	(710)	—	(2,176)	—	(2,886)
Warranty accruals relating to pre-existing contracts	—	—	—	11,850	—	11,850
Provisions for inventory obsolescence	—	—	—	898	—	898
Loss on equipment disposals	—	—	—	3,456	—	3,456
Non cash (gain) loss of foreign currency transactions and interest	—	—	—	693	—	693
Changes in operating assets and liabilities:
Accounts receivable, net	—	(766)	121	1,208	—	563
Contracts-in-process	—	—	—	(76,464)	—	(76,464)
Inventories	—	—	—	(8,983)	—	(8,983)
Long-term receivables	—	—	—	(22,361)	—	(22,361)
Due (to) from unconsolidated subsidiaries	58	(13,046)	(12,628)	28,098	(2,482)	—
Other current assets and other assets	1,732	5,323	2,531	3,426	—	13,012
Accounts payable	(499)	(493)	212	(505)	—	(1,285)
Accrued expenses and other current liabilities	(4)	—	—	8,345	—	8,341
Customer advances	—	201	(241)	(62,172)	—	(62,212)
Income taxes payable	—	—	—	2,066	—	2,066
Pension and other postretirement liabilities	—	—	—	(3,650)	—	(3,650)
Long-term liabilities	—	375	—	1,469	—	1,844
Other	—	(397)	397	(195)	—	(195)

Net cash provided by continuing operating activities	(4,235)	(2,172)	—	(137,420)	—	(143,827)

Net cash provided by discontinued operations	—	—	—	—	—	—

Investing activities:
Capital expenditures for continuing operations	—	(263)	—	(4,386)	—	(4,649)
Decrease in restricted cash in escrow	—	—	—	1,566	—	1,566
Insurance proceeds receivable	—	—	—	205,000	—	205,000
Proceeds from sale of assets	—	—	—	144	—	144
Investments in and advances to affiliates	3,747	—	—	(11,101)	—	(7,354)

Net cash provided by investing activities	3,747	(263)	—	191,223	—	194,707

Financing activities:
Repayments of term loans	—	—	—	—	—	—
Repayments of revolving credit facilities	—	—	—	—	—	—

Net cash provided by (used in) financing activities	—	—	—	—	—	—

Net increase (decrease) in cash and cash equivalents	(488)	(2,435)	—	53,803	—	50,880
Cash and cash equivalents — beginning of period	1,525	27,230	—	119,018	—	147,773

Cash and cash equivalents — end of period	$1,037	$24,795	$—	$172,821	$—	$198,653

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

LORAL SPACE & COMMUNICATIONS LTD., A DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2004
(In thousands)
(Unaudited)

	Parent	Subsidiary	Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities:
Net (loss) income	$(133,707)	$(56,110)	$(11,164)	$(72,769)	$140,043	$(133,707)
Non-cash items:
Loss from discontinued operations	—	—	—	11,163	—	11,163
Equity income in affiliates	—	—	—	(46,527)	—	(46,527)
Minority interest	—	—	—	(100)	—	(100)
Equity losses in unconsolidated subsidiaries	126,535	11,164	—	68	(137,767)	—
Deferred taxes	—	—	2,744	11,434	(2,744)	11,434
Depreciation and amortization	—	55,317	15,760	34,381	—	105,458
(Recovery of) provisions for bad debts	—	(1,787)	(5)	186	—	(1,606)
Impairment charge on satellite and related assets	—	—	—	11,989	—	11,989
Profit on sales-type lease arrangement (Note 7)	—	—	—	(7,657)	—	(7,657)
Provisions for inventory obsolescence	—	—	—	2,263	—	2,263
Adjustment to revenue straightlining assessment	—	61	—	1,088	—	1,149
Non cash (gain) loss of foreign currency transactions and interest	—	—	—	(1,641)	—	(1,641)
Changes in operating assets and liabilities:
Accounts receivable, net	—	4,728	722	5,641	—	11,091
Contracts-in-process	—	—	—	31,895	—	31,895
Inventories	—	—	—	4,038	—	4,038
Long-term receivables	—	—	—	(10,794)	—	(10,794)
Due (to) from unconsolidated subsidiaries	5,928	(10,558)	(13,884)	4,857	13,657	—
Other current assets and other assets	(1,698)	(2,110)	5,562	10	—	1,764
Accounts payable	—	1,793	250	376	—	2,419
Accrued expenses and other current liabilities	765	148	15	59	—	987
Customer advances	—	(1,882)	—	70,732	—	68,850
Income taxes payable	—	—	—	(2,742)	—	(2,742)
Pension and other postretirement liabilities	—	—	—	3,315	—	3,315
Long-term liabilities	—	(1,447)	—	(3,153)	—	(4,600)
Other	—	—	—	92	—	92

Net cash (used in) provided by operating activities of continuing operations	(2,177)	(683)	—	48,204	13,189	58,533

Net cash provided by discontinued operations	—	—	—	18,351	—	18,351

Net cash (used in) provided by operating activities	(2,177)	(683)	—	66,555	13,189	76,884

Investing activities:
Capital expenditures for continuing operations	—	(9,035)	—	2,783	(13,189)	(19,441)
Investments in and advances to affiliates	—	—	—	(5,711)	—	(5,711)

Net cash used in investing activities of continuing operations	—	(9,035)	—	(2,928)	(13,189)	(25,152)

Proceeds from the sale of assets, net of expenses	—	—	—	953,619	—	953,619
Capital expenditures for discontinued operations	—	—	—	(11,185)	—	(11,185)

Net cash provided by discontinued operations	—	—	—	942,434	—	942,434

Net cash provided by (used in) investing activities	—	(9,035)	—	939,506	(13,189)	917,282

Financing activities:
Repayments of term loans	—	—	—	(576,500)	—	(576,500)
Repayments of revolving credit facilities	—	—	—	(390,387)	—	(390,387)

Net cash used in financing activities	—	—	—	(966,887)	—	(966,887)

Increase (decrease) in cash and cash equivalents	(2,177)	(9,718)	—	39,174	—	27,279
Cash and cash equivalents — beginning of period	4,481	46,831	—	90,332	—	141,644

Cash and cash equivalents — end of period	$2,304	$37,113	$—	$129,506	$—	$168,923

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      The satellite services market has been characterized in recent years by over-capacity, pricing pressure and competition from fiber. The downturn in the telecommunications sector led many existing Skynet customers, hampered by a slow-down in demand and lack of access to the capital markets, to postpone expansion plans. Similarly, several start-up companies that leased Skynet’s satellite capacity for the delivery of new applications failed to meet their business objectives. The industry is beginning to show signs of improvement of demand, with more availability of investment capital. Skynet’s growth depends on its ability to differentiate itself from the competition through customized product offerings, its superior customer service and its successful marketing of available capacity on its international fleet, which is well positioned to serve regions of the world where we expect demand to grow.

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
      While its requirement for ongoing capital investment is low, the satellite manufacturing industry is a knowledge-intensive business, the success of which relies heavily on its technological heritage and the skills of its workforce. The breadth and depth of talent and experience resident in SS/ L’s workforce of approximately 1,400 employees is one of our key competitive advantages.
      Satellite manufacturers have high fixed costs relating primarily to labor and overhead. Based on its current cost structure, we estimate that SS/ L covers its fixed costs with an average of three to four satellite awards a year. Cash flow in the satellite manufacturing business, however, tends to be uneven. It takes two to three years to complete a satellite project and numerous assumptions are built into the estimated costs. Cash receipts are tied to the achievement of contract milestones, which depend in part on the ability of our subcontractors to deliver on time (see Liquidity and Capital Resources — Cash and Available Credit). In addition, the timing of satellite awards is difficult to predict, contributing to the unevenness of revenue and making it more challenging to match the workforce to the workflow. After an almost two-year absence of orders, SS/ L was awarded contracts for the construction of nine satellites during the period from October 2003 to September 2005.
      Satellites are extraordinarily complex devices designed to operate in the very hostile environment of space. This complexity may lead to unanticipated costs during the design, manufacture and testing of a satellite. SS/ L establishes provisions for costs based on historical experience and program complexity to cover anticipated costs. Since most of SS/ L’s contracts are fixed price, cost increases in excess of the provisions reduce profitability and may result in losses borne solely by SS/ L, which may be material. The satellite manufacturing industry is highly competitive and, in recent years, order levels reached an unprecedented low level, resulting in manufacturing over-capacity. Buyers, as a result, have had the advantage over suppliers in negotiating prices, terms and conditions resulting in reductions in margins and increased assumptions of risk by SS/ L. While Loral has been in Chapter 11, it has been further affected regarding terms and conditions of new satellite awards due to the reluctance of buyers to purchase satellites from a company in bankruptcy.

Chapter 11 Cases
      We operate in extremely competitive markets characterized in recent years by over-capacity and pricing pressures brought on by the downturn in the telecommunications sector. Our existing and potential customers, having limited access to the capital markets, postponed or reduced the scope of their planned satellite-based applications and services. This resulted in an excess of transponder capacity and a standstill in satellite orders. In the face of these pressures, we further increased our emphasis on cash conservation over the last two and one-half years, reducing operating expenses, suspending dividend payments on our preferred stock, and closely monitoring capital expenditures. The sustained and unprecedented decline in demand for our satellites and satellite services, however, exacerbated our already strained financial condition brought on primarily by the investments we had previously made in Globalstar, L.P. (“Globalstar”) and subsequently wrote-off. On July 15, 2003, Loral and certain of its subsidiaries (the “Debtor Subsidiaries”) filed voluntary petitions for reorganization (the “Chapter 11 Cases”) under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”). As a result of our Chapter 11 filing, all of our prepetition debt obligations were accelerated. On July 15, 2003, we also suspended interest payments on all of our prepetition unsecured debt obligations. As of September 30, 2005, the remaining principal amounts of our prepetition outstanding debt obligations totaled $1.049 billion.

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

Future Outlook
      On June 3, 2005, we filed a revised plan of reorganization (such plan, as further modified, the “Plan of Reorganization”) and disclosure statement (the “Disclosure Statement”), respectively, with the Bankruptcy Court. The Plan of Reorganization reflects an agreement among us, the Creditors’ Committee and the Ad-Hoc Committee of SS/ L trade creditors on the elements of a plan of reorganization. In its opinion in which it confirmed the Plan of Reorganization, the Bankruptcy Court determined the enterprise value of reorganized Loral to be $970 million. On August 1, 2005, the Bankruptcy Court entered an order confirming the Plan of Reorganization.
      The Plan of Reorganization will become effective after the satisfaction of the conditions precedent set forth in the Plan of Reorganization. On September 30, 2005, the Company received FCC approval of the transactions contemplated by the Plan of Reorganization which represented the satisfaction of the last material condition precedent to emergence (see Note 2 to the financial statements). Although we expect that our Plan of Reorganization will become effective in the fourth quarter of 2005, we cannot predict with certainty when that will occur.
      We are reorganizing around our satellite manufacturing operations and our remaining fleet of international satellites, which covers regions with growth potential, such as Asia, the Middle East and South America, where the ground infrastructure is inadequate to support increased demand. We consider these operations to be a viable foundation for the further expansion of our company.
      Critical success factors for us include maintaining our reputation for reliability, quality and superior customer service. During reorganization, in particular, these factors are vital to securing new customers and retaining current ones. At the same time, we must align our workforce levels with the needs of our business, continue to contain costs, and maximize the efficiency of both of our operations. Loral Skynet is focused on increasing the capacity utilization of its satellite fleet and successfully introducing new value-added services to its markets. SS/ L is focused on increased bookings and backlog.
      See Note 2 to the financial statements for a description of our Chapter 11 Cases and our Plan of Reorganization.
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
      The following discussion of revenues and Adjusted EBITDA (see Note 16 to the financial statements) reflects the results of our operating businesses for the three and nine months ended September 30, 2005 and 2004. The balance of the discussion relates to our consolidated results, unless otherwise noted. Both of our business segments have been adversely affected by the downturn in the telecommunications sector, which has caused a delay in demand for new telecommunications applications and services.
      The sale of our North American satellites and related assets to Intelsat in March 2004, has been accounted for as a discontinued operation (see Notes 2 and 4 to the financial statements).
Revenues:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Satellite Services	$41.1	$34.2	$114.5	$105.5
Satellite Services sales-type lease arrangement (see Note 7 to the financial statements)	—	87.2	—	87.2
Satellite Manufacturing	123.3	85.2	329.5	300.0

Segment revenues	164.4	206.6	444.0	492.7
Eliminations(1)	(4.4)	(8.0)	(14.8)	(76.7)

Revenues as reported(2)	$160.0	$198.6	$429.2	$416.0

Adjusted EBITDA:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Satellite Services(3)	$18.9	$7.5	$39.8	$6.3
Satellite Services sales-type lease arrangement (see Note 7 to the financial statements)	—	7.7	—	7.7
Satellite Manufacturing(4)	4.8	(7.3)	15.2	(1.5)
Corporate expenses(5)	(5.0)	(9.7)	(17.3)	(27.2)

Segment Adjusted EBITDA before eliminations	18.7	(1.8)	37.7	(14.7)
Eliminations(1)	(8.8)	(2.5)	(12.3)	(14.2)

Adjusted EBITDA	$9.9	$(4.3)	$25.4	$(28.9)

Reconciliation of Adjusted EBITDA to Net Loss:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Adjusted EBITDA	$9.9	$(4.3)	$25.4	$(28.9)
Depreciation and amortization(6)	(17.7)	(21.3)	(61.2)	(105.5)
Reorganization expenses due to bankruptcy	(18.6)	(9.5)	(31.2)	(27.3)

Operating loss from continuing operations	(26.4)	(35.1)	(67.0)	(161.7)
Interest and investment income	2.3	2.3	6.4	7.4
Interest expense	(1.5)	(0.9)	(4.0)	(0.7)
Other income (expense)	—	1.9	(0.9)	(2.1)
Income tax benefit (provision)	(1.1)	0.2	(4.6)	(12.0)
Equity income (losses) in affiliates	(1.2)	(0.1)	(2.8)	46.5
Minority interest	0.1	—	0.1	0.1

Loss from continuing operations	(27.8)	(31.7)	(72.8)	(122.5)
Income (loss) from discontinued operations, net of taxes	—	0.3	—	(11.2)
Gain on sale of discontinued operations, net of taxes	2.6	—	14.0	—

Net loss	$(25.2)	$(31.4)	$(58.8)	$(133.7)

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/ L for wholly owned subsidiaries.

(2)	Includes revenues from affiliates of $5.4 million and $1.9 million for the three months ended September 30, 2005 and 2004, respectively, and $10.0 million and $7.1 million for the nine months ended September 30, 2005 and 2004, respectively.

(3)	Satellite Services recognized for the three and nine months ended September 30, 2004, $7.7 million of EBITDA for a sales-type lease arrangement for satellite capacity. For the nine months ended September 30, 2004 Satellite Services recorded an impairment charge of $12.0 million relating to our Telstar 14/Estrela do Sul-1 satellite and related assets to reduce the carrying values to the expected proceeds from insurance.

(4)	Satellite Manufacturing includes a warranty accrual of $5 million for the three months ended September 30, 2005 and $12 million for the nine months ended September 30, 2005. Satellite Manufacturing excludes charges of $22 million for the nine months ended September 30, 2004, as a result of the settlement of all orbital receivables on satellites sold to Intelsat. This settlement had the effect of reducing future orbital receipts by $25 million, including $15 million relating to a satellite that was under construction in 2004. Consistent with our internal reporting for Satellite Manufacturing, this decrease in contract value for the satellite that was under construction in 2004 was not reflected as a decrease in Satellite Manufacturing revenues. These charges had no effect on our consolidated results in 2004.

(5)	Represents corporate expenses incurred in support of our operations.

(6)	Includes depreciation expense of $42 million for the nine months ended September 30, 2004, relating to our Telstar 11 satellite for which depreciation was accelerated due to the estimated end of depreciable life to June 2004 from March 2005. As a result of this acceleration, there was no depreciation expense recorded for Telstar 11 in the three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2005.

Three Months Ended September 30, 2005 Compared With 2004

Revenues from Satellite Services

	Three Months
	Ended
	September 30,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Revenues from Satellite Services before sales-type lease arrangement	$41	$34	20%
Revenues from sales-type lease arrangement	—	87
Eliminations	(1)	(1)	(3)%

Revenues from Satellite Services as reported	$40	$120	(67)%

      Revenues from Satellite Services before sales-type lease arrangement increased $7 million in the three months ended September 30, 2005, as compared to 2004 primarily due to additional volume of $2 million due to one new satellite in service and increased utilization on existing satellites and revenue recognized on a cash basis customer of $5 million. In 2004 we recognized $87 million of revenues for a sales-type lease arrangement for satellite capacity (see Note 7 to the financial statements). Eliminations primarily consist of revenues from leasing transponder capacity to Satellite Manufacturing.

Revenues from Satellite Manufacturing

	Three Months
	Ended
	September 30,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Revenues from Satellite Manufacturing	$123	$86	45%
Eliminations	(3)	(7)	(54)%

Revenues from Satellite Manufacturing as reported	$120	$79	53%

      Revenues from Satellite Manufacturing as reported increased $41 million for the three months ended September 30, 2005, as compared to 2004 primarily resulting from a $68 million increase in revenues from new satellite orders received in the fourth quarter of 2004 and in the first half of 2005, partially offset by a decrease from satellite programs completed and nearing completion under the percentage of completion method. Eliminations consist primarily of revenues from satellites under construction by SS/ L for Satellite Services which have been completed.

Cost of Satellite Services

	Three Months
	Ended
	September 30,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Cost of Satellite Services includes:
Cost of Satellite Services before cost of sales-type lease arrangement	$15	$17	(16)%
Depreciation and amortization	13	16	(15)%
Cost of sales-type lease arrangement	—	80

Cost of Satellite Services as reported	$28	$113	(75)%

Cost of Satellite Services as a % of Satellite Services revenues as reported	71%	94%

      Cost of Satellite Services before cost of sales-type lease arrangement decreased $2 million or 16% in the three months ended September 30, 2005, as compared to 2004 primarily due to lower external capacity charges of $1 million and lower in-orbit insurance for Telstar 18 of $1 million. Depreciation and amortization expense decreased $3 million due to the timing of assets placed in service and assets that became fully depreciated. In 2004 we incurred $80 million of costs for a sales-type lease arrangement (see Note 7 to the financial statements).

Cost of Satellite Manufacturing

	Three Months
	Ended
	September 30,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Cost of Satellite Manufacturing includes:
Cost of Satellite Manufacturing	$112	$79	44%
Depreciation and amortization	4	5	(23)%

Cost of Satellite Manufacturing as reported	$116	$84	39%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenue as reported	97%	107%
      Cost of Satellite Manufacturing as reported increased $32 million in the three months ended September 30, 2005, as compared to 2004 primarily due to the increase in sales of $41 million and a warranty accrual of $5 million based upon on an analysis of the status of satellites in orbit, partially offset by lower depreciation as a result of reduced capital spending.

Selling, General and Administrative Expenses

	Three Months
	Ended
	September 30,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Selling, general and administrative expenses	$23	$27	(15)%
% of revenues as reported	14%	14%
      The $4 million decrease in selling, general and administrative expenses in the three months ended September 30, 2005, as compared to 2004 was due primarily to lower employee related expenses and lower marketing expenses, partially offset by higher Satellite Manufacturing bid and proposal expenses.

Reorganization Expenses Due to Bankruptcy

	Three Months
	Ended
	September30,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Reorganization expenses due to bankruptcy	$19	$9	96%
      Reorganization expenses due to bankruptcy increased $10 million in the three months ended September 30, 2005, as compared to 2004, due to increased professional fees, primarily due to professional fees associated with the Equity Committee that was appointed by the United States Trustee for the Southern District of New York on March 29, 2005, and extensive legal fees associated with the confirmation hearings, partially offset by reduced employee retention and severance costs (see Note 13 to the financial statements).

Interest and Investment Income

	Three Months
	Ended
	September 30,

	2005	2004

	(In millions)
Interest and investment income	$2	$2
      Interest and investment income primarily represents interest income earned on Satellite Manufacturing programs.

Interest Expense
      Interest expense before capitalized interest increased $0.6 million in the three months ended September 30, 2005, as compared to 2004 primarily due to non-cash interest on our purchase obligation related to our APT agreement (see Note 7 to the financial statements). Subsequent to our voluntary petitions for reorganization on July 15, 2003, we only recognized and paid interest on our secured bank debt through March 18, 2004 and stopped recognizing and paying interest on all other outstanding prepetition debt obligations.

Other Expense
      Other expense represents gain/(losses) on foreign currency transactions.

Income Tax (Provision) Benefit
      During 2005 and 2004, we continued to maintain the 100% valuation allowance against the net deferred tax assets of our U.S. consolidated tax group, established at December 31, 2002 and recorded no benefit for our domestic loss. For the three months ended September 30, 2005, we recorded a tax provision of $1.1 million on a pre-tax loss of $25.6 million, which primarily includes a provision for foreign and state income taxes. For the three months ended September 30, 2004, we recorded a tax benefit of $0.2 million on a pre-tax loss of $31.8 million, which primarily includes a benefit for foreign income taxes. We recorded no provision for the income from discontinued operations in 2004.

Equity Income (Losses) in Affiliate

	Three Months
	Ended
	September 30,

	2005	2004

	(In millions)
XTAR (see Note 8 to the financial statements)	$(1)	$—

Discontinued Operations
      Discontinued operations represents the results of the North American satellites and related assets sold to Intelsat on March 17, 2004 and includes interest expense on our secured bank debt through March 18, 2004. For the purpose of this presentation, in accordance with SFAS 144, all indirect costs normally associated with these operations are included in continuing operations. These indirect costs include telemetry, tracking and control, access control, maintenance and engineering, selling and marketing and general and administrative. The tax provision on the gain on the sale of discontinued operations was reduced by $2.6 million as a result of finalization of Loral’s 2004 tax returns. See Note 4 to the financial statements.

Nine Months Ended September 30, 2005 Compared With 2004

Revenues from Satellite Services

	Nine Months
	Ended
	September 30,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Revenues from Satellite Services before sales-type lease arrangement	$115	$106	8%
Revenues from sales-type lease arrangement	—	87
Eliminations	(4)	(5)	(17)%

Revenues from Satellite Services as reported	$111	$188	(41)%

      Revenues from Satellite Services before sales-type lease arrangement increased $9 million in the nine months ended September 30, 2005, as compared to 2004 primarily due to additional volume of $4 million due to one new satellite in service in September 2004 and increased utilization on existing satellites and revenue recognized on a cash basis customer of $5 million. In 2004 we recognized $87 million of revenues for a sales-type lease arrangement for satellite capacity (see Note 7 to the financial statements). Eliminations primarily consist of revenues from leasing transponder capacity to Satellite Manufacturing and an adjustment to reduce revenues for the implicit interest discount provided to customers who have made prepayments under long-term contracts.

Revenues from Satellite Manufacturing

	Nine Months
	Ended
	September 30,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Revenues from Satellite Manufacturing	$329	$300	10%
Eliminations	(11)	(72)	(85)%

Revenues from Satellite Manufacturing as reported	$318	$228	40%

      Revenues from Satellite Manufacturing as reported increased $90 million for the nine months ended September 30, 2005, as compared to 2004 primarily resulting from a $144 million increase in revenues from new satellite orders received in the fourth quarter of 2004 and in the first half of 2005 and progress on other programs and the decrease in eliminations, partially offset by a decrease from satellite programs completed and nearing completion under the percentage of completion method. Eliminations consist primarily of revenues from satellites under construction by SS/ L for Satellite Services, and in 2004, includes satellites under construction which have been completed.

Cost of Satellite Services

	Nine Months
	Ended
	September 30,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Cost of Satellite Services includes:
Cost of Satellite Services before cost of sales-type lease arrangement	$45	$50	(10)%
Cost of sales-type lease arrangement	—	80
Impairment charge for Telstar 14/ Estrela do Sul-1satellite	—	12
Depreciation and amortization	49	87	(44)%

Cost of Satellite Services as reported	$94	$229	(59)%

Cost of Satellite Services as a % of Satellite Services revenues as reported	85%	122%
      Cost of Satellite Services before cost of sales-type lease arrangement decreased $5 million or 10% in the nine months ended September 30, 2005, as compared to 2004 primarily due to lower external capacity charges of $5 million and lower employee costs of $2 million, partially offset by higher in-orbit insurance of $1 million for Telstar 12. In 2004 we incurred $80 million of costs for a sales-type lease arrangement (see Note 7 to the financial statements). In 2004 Satellite Services recorded an impairment charge of $12 million relating to our Telstar 14/ Estrela do Sul-1 satellite and related assets to reduce the carrying values to the expected proceeds from insurance (see Note 7 to the financial statements). Depreciation and amortization decreased $38 million resulting from a reduction of $42 million related to our Telstar 11 satellite which was fully depreciated in 2004, a reduction of $5 million due to the timing of assets placed in service and assets that became fully depreciated, partially offset by depreciation expense of $2 million for our Telstar 14/ Estrela do Sul-1 satellite which commenced service at the end of March 2004 and $6 million for our Telstar 18 satellite which commenced service at the beginning of September 2004.

Cost of Satellite Manufacturing

	Nine Months
	Ended
	September 30,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Cost of Satellite Manufacturing includes:
Other cost of Satellite Manufacturing	$279	$215	32%
Depreciation and amortization	12	17	(32)%

Cost of Satellite Manufacturing as reported	$291	$232	26%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenue as reported	91%	102%
      Cost of Satellite Manufacturing reported increased $59 million in the nine months ended September 30, 2005, as compared to 2004 primarily due to increased sales of $90 million and a warranty accrual of $12 million based upon on an analysis of the status of satellites in orbit, partially offset by lower depreciation as a result of reduced capital spending.

Selling, General and Administrative Expenses

	Nine Months
	Ended
	September 30,
			%Increase/
	2005	2004	(Decrease)

	(In millions)
Selling, general and administrative expenses	$80	$90	(11)%
% of revenues as reported	18%	22%
      The $10 million decrease in selling, general and administrative expenses in the nine months ended September 30, 2005, as compared to 2004 was due primarily to decreased headcount and lower employee related expenses and lower marketing expenses, partially offset by higher Satellite Manufacturing bid and proposal expenses.

Reorganization Expenses Due to Bankruptcy

	Nine Months
	Ended
	September 30,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Reorganization expenses due to bankruptcy	$31	$27	14%
      Reorganization expenses due to bankruptcy increased $4 million in the nine months ended September 30, 2005, as compared to 2004 primarily due to higher professional fees , primarily due to professional fees associated with the Equity Committee that was appointed by the United States Trustee for the Southern District of New York on March 29, 2005, and extensive legal fees associated with the confirmation hearings, partially offset by reduced employee retention and severance costs and higher interest income (see Note 13 to the financial statements).

Interest and Investment Income

	Nine Months
	Ended
	September 30,
			% Increase/
	2005	2004	(Decrease)

	(In millions)
Interest and investment income	$6	$7	(12)%
      The decrease of $1 million in the nine months ended September 30, 2005, as compared to 2004 was due to lower interest income earned on satellite manufacturing programs.

Interest Expense

	Nine Months
	Ended
	September 30,

	2005	2004

	(In millions)
Interest cost before capitalized interest	$4	$2
Capitalized interest	—	(1)

Interest expense	$4	$1

      Interest expense before capitalized interest increased $2 million in the nine months ended September 30, 2005, as compared to 2004 primarily due to non-cash interest on our purchase obligation related to our APT agreement (see Note 7 to the financial statements). Subsequent to our voluntary petitions for reorganization on July 15, 2003, we only recognized and paid interest on our secured bank debt through March 18, 2004 and stopped recognizing and paying interest on all other outstanding prepetition debt obligations. Capitalized interest decreased to zero for the nine months ended September 30, 2005, which was due to no construction for internal satellites.

Other Expense
      Other expense represents losses on foreign currency transactions.

Income Tax (Provision) Benefit
      During 2005 and 2004, we continued to maintain the 100% valuation allowance against the net deferred tax assets of our U.S. consolidated tax group, established at December 31, 2002 and recorded no benefit for our domestic loss. For the nine months ended September 30, 2005, we recorded a tax provision of $4.6 million on a pre-tax loss of $65.6 million, which primarily includes additional accruals of tax contingency reserves for potential audit issues and foreign income taxes. For the nine months ended September 30, 2004, we recorded a tax provision of $12.0 million on a pre-tax loss of $157.2 million, which primarily includes the additional valuation allowance of $11.4 million related to the reversal of the deferred tax liabilities from Accumulated Other Comprehensive Loss (see Note 5 to the financial statements) and a provision for foreign income taxes. We recorded no tax benefit for the loss from discontinued operations in 2004.

Equity Income (Losses) in Affiliates

	Nine Months
	Ended
	September 30,

	2005	2004

	(In millions)
XTAR	$(3)	$—
Globalstar and Globalstar service provider partnerships	—	47

	$(3)	$47

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
      As a result of the resolution of the contingencies primarily relating to the completion of the Intelsat Americas 8 (Telstar 8) satellite, we have recognized on our income statement the previously deferred gain on the sale of $14.0 million, net of taxes of $1.7 million, for the nine months ended September 30, 2005. The tax provision on the gain was reduced by $2.6 million in the quarter ended September 30, 2005, as a result of finalization of Loral’s 2004 tax returns.

Backlog

Consolidated
      Consolidated backlog was $1.37 billion at September 30, 2005 and $981 million at December 31, 2004.

Satellite Services
      At September 30, 2005, Satellite Services’ backlog totaled approximately $502 million, including intercompany backlog of approximately $30 million. As of December 31, 2004, backlog was $543 million, including intercompany backlog of $33 million.

Satellite Manufacturing
      As of September 30, 2005, backlog for SS/ L was approximately $902 million, including intercompany backlog of approximately $2 million. Backlog at December 31, 2004 was $483 million, including intercompany backlog of $12 million.
Liquidity and Capital Resources

Cash and Available Credit
      As of September 30, 2005, we had $199 million of available cash and $12 million of restricted cash ($2 million included in other current assets and $10 million included in other assets on our condensed consolidated balance sheet at September 30, 2005) and had no further available credit. Cash flow from Satellite Services is fairly predictable because it is derived from an existing base of long-term customer contracts. Cash flow from Satellite Manufacturing, however, is not as predictable, because it depends on a number of factors, some of which are not within SS/ L’s control.
      Although our cash is mostly unrestricted, it resides in different Debtor Subsidiaries and we are not able to move cash freely between or among certain of our Debtor Subsidiaries without Bankruptcy Court approval.
      Certain contracts that SS/ L has recently entered into provide that SS/ L’s customer may defer milestone payments otherwise due until after SS/ L emerges from Chapter 11. Accordingly, SS/ L expects to defer milestone billings to these customers of approximately $130 million as of November 30, 2005. Upon emergence from bankruptcy SS/ L will bill a significant portion of these milestone billings on these customer contracts with the remaining amount to be billed following successful disposition of the Appeal. SS/ L expects to have vendor termination liability exposure relating to these contracts of approximately $26 million as of November 30, 2005 (see Note 2 to the financial statements).
      On the effective date of the Plan of Reorganization, New Skynet will issue $126 million of 14% Senior Secured Notes due 2015 (the “New Skynet Notes”) which notes will be guaranteed on a senior secured basis by Loral Asia Pacific Satellite (HK) Limited and all of New Skynet’s existing domestic, wholly-owned subsidiaries, and will be guaranteed on the same basis by all future domestic wholly-owned, and subject to obtaining all required consents, majority-owned, subsidiaries of New Skynet (collectively, the “Subsidiary Guarantees”). The New Skynet Notes and the Subsidiary Guarantees will be secured by all the assets of the obligors, subject to certain exclusions. The indenture covering the New Skynet Notes (the “Indenture”) will permit New Skynet to obtain additional borrowings on both an unsecured and secured basis, in certain cases utilizing the same assets that will secure the New Skynet Notes and the Subsidiary Guarantees.
      The New Skynet Notes will mature in 2015, subject, in certain instances, to earlier repayment in whole or in part. The New Skynet Notes will bear interest at a rate of 14% per annum payable in cash semi-annually, provided that, if the amount of any interest payment would exceed certain thresholds calculated as specified in the Indenture, interest will be paid in kind by the issuance of additional New Skynet Notes. The proceeds from the New Skynet Notes will be used by New Skynet to finance, in part, the consummation of the Plan of Reorganization and the payment of the fees and expenses relating thereto. The Indenture will also contain restrictive covenants that limit New Skynet’s and its subsidiaries’ ability to take certain actions, including certain restricted payments, incurrence of debt, incurrence of liens, payment of certain dividends or distributions, issuance or sale of capital stock of subsidiaries, sale of assets, affiliate transactions and sale/leaseback and merger transactions.
      Based on its current projections, the Company does not expect to require any additional financing to fund operations.

Contractual Obligations
      There have not been any significant changes to the Contractual obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC other than as provided for in the Plan of Reorganization as confirmed by the Bankruptcy Court on August 1, 2005.

Net Cash (Used in) Provided by Operating Activities
      Net cash used in operating activities in the nine months ended September 30, 2005 was $144 million. This was primarily due to a decrease in customer advances of $62 million and an increase in contracts-in-process of $76 million, primarily due to continued progress on new satellite programs.
      Net cash provided by operating activities of continuing operations in the nine months ended September 30, 2004 was $59 million. This was primarily due to an increase in customer advances of $69 million for new satellite programs and a decrease of contracts-in-process of $32 million primarily resulting from net collections on customer contracts, which was partially offset by the net loss adjusted for non-cash items of $48 million.

Net Cash Provided by Operating Activities of Discontinued Operations
      Represents the net cash provided from the operations of the North American satellites and related equipment prior to their sale.

Net Cash Provided by Investing Activities
      Net cash provided by investing activities was $195 million in the nine months ended September 30, 2005. This was primarily due to the collection of the Telstar 14/ Estrela do Sul-1 insurance proceeds of $205 million, partially offset by investments in and advances to affiliates of $7 million for XTAR.
      Net cash provided by investing activities was $917 million in the nine months ended September 30, 2004. This primarily resulted from net cash provided by investing activities of discontinued operations of $942 million due to proceeds from the sale of our North American satellites and related assets, net of expenses, offset by capital expenditures of $11 million. This was offset by net cash used in investing activities of continuing operations of $25 million due to capital expenditures of $19 million, mainly for the construction of satellites, and investments in and advances to affiliates of $6 million, primarily for XTAR.

Net Cash (Used in) Provided by Financing Activities
      Net cash used in financing activities was $967 million in the nine months ended September 30, 2004, resulting from our repayment of our bank term loans and revolving credit facilities, primarily with the proceeds from the sale of the North America satellites and related assets.

Affiliate Matters
      Loral has made certain investments in joint ventures in the Satellite Services business that are accounted for under the equity method of accounting. See Note 8 to the financial statements for further information on affiliate matters.

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
Other Matters

Accounting Pronouncements
      Various accounting pronouncements are currently being assessed to determine the impact of their adoption. See Note 17 to the financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      When we filed Chapter 11, SS/ L’s hedges with counterparties (primarily yen-denominated forward contracts) were cancelled leaving SS/ L vulnerable to foreign currency fluctuations in the future. The inability to enter into forward contracts exposes SS/ L’s future revenues, costs and cash associated with anticipated yen denominated receipts and payments to currency fluctuations. As of September 30, 2005, SS/ L had the following amounts denominated in Japanese yen (which have been translated into U.S. dollars based on the September 30, 2005 exchange rate) that were unhedged (in millions):

	Japanese Yen	U.S. $

Future revenues	¥595	$5.3
Future expenditures	1,418	12.6
Contracts-in-process: unbilled receivables/(customer advances)	183	1.6
      At September 30, 2005, SS/ L also had future expenditures in euros of 77,737 ($93,658 U.S.) that were unhedged.

Item 4.	Disclosure Controls and Procedures
      (a) Disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of September 30, 2005, have concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to Loral and its consolidated subsidiaries required to be in our filings under the Securities and Exchange Act of 1934 would be made known to them by others within those entities in a timely manner.
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
      Loral and certain of its subsidiaries (the “Debtor Subsidiaries”) filed voluntary petitions for reorganization under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) on July 15, 2003 in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). We and our Debtor Subsidiaries continue to manage our properties and operate our businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the provisions of the Bankruptcy Code. On August 1, 2005, the Bankruptcy Court entered an order confirming our fourth amended joint plan of reorganization, as modified by certain terms and provisions set forth in the order (the “Plan of Reorganization”).
      Also on July 15, 2003, Loral and one of its Bermuda subsidiaries (the “Bermuda Group”) filed parallel insolvency proceedings in the Supreme Court of Bermuda (the “Bermuda Court”). On such date, the Bermuda Court entered an order appointing Philip Wallace, Chris Laverty and Michael Morrison, partners of KPMG, as Joint Provisional Liquidators (“JPLs”) in respect of the Bermuda Group. The Bermuda Court granted the JPLs the power to oversee the continuation and reorganization of these companies’ businesses under the control of their boards of directors and under the supervision of the U.S. Bankruptcy Court and the Bermuda Court. The Bermuda Court has authorized the JPL’s to take whatever actions are necessary with respect to the Bermuda Group to implement the Plan of Reorganization. The JPLs have not audited the contents of this report.
      As a result of our commencement of the Chapter 11 Cases, the pursuit of pending claims and litigation against us arising prior to or relating to events which occurred prior to the commencement of the Chapter 11 Cases is generally subject to an automatic stay under Section 362 of the Bankruptcy Code, and, absent further order of the Bankruptcy Court, a party is generally prohibited from taking any action to recover any prepetition claims, enforce any lien against or obtain possession of any property from us. In addition, pursuant to Section 365 of the Bankruptcy Code and our Plan of Reorganization, certain of our prepetition executory contracts and unexpired leases have been rejected. Parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court in accordance with our Plan of Reorganization.
      See Note 14 to the financial statements.

Item 3.	Defaults Upon Senior Securities
      (a) On July 15, 2003, we and our Debtor Subsidiaries filed voluntary petitions for reorganization under the Bankruptcy Code in the Bankruptcy Court (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)). As a result of our voluntary petitions for reorganization, our prepetition debt obligations were accelerated (see Note 11 to the financial statements). On July 15, 2003, we suspended interest payments on all of our unsecured debt. As of September 30, 2005, the principal amounts of our prepetition outstanding debt obligations were $1.049 billion.
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
      Exhibit 32.1 — Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
      Exhibit 32.2 — Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
      (b) Reports on Form 8-K

Date of Report		Description

July 1, 2005	Item 8.01. Other Events	Extended to July 29, 2005 the expiration date of the rights offering in connection with and subject to the terms and conditions set forth in the Plan of Reorganization.

July 11, 2005	Item 7.01. Regulation FD Disclosure	Monthly Operating report for the period of April 22, 2005 through May 20, 2005 as filed with the U.S. Bankruptcy Court for the Southern District of New York.

August 5, 2005	Item 1.03. Bankruptcy or Receivership	The Bankruptcy Court entered an order on August 1, 2005 confirming the Fourth Amended Joint Plan of Reorganization, as modified by the Confirmation Order.

September 9, 2005	Item 8.01. Other Events	On September 7, 2005 an appeal of the Confirmation Order and Motion to Prosecute was docketed in the Bankruptcy Court.

September 23, 2005	Item 7.01. Regulation FD Disclosure	Monthly Operating report for the period of July 1, 2005 through July 22, 2005 as filed with the U.S. Bankruptcy Court for the Southern District of New York.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

Loral Space & Communications Ltd.

/s/ Richard J. Townsend

Richard J. Townsend
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
and Registrant’s Authorized Officer
Date: November 9, 2005

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