Form 10-K
period 2005-12-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2006-03-28
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14180

LORAL SPACE & COMMUNICATIONS INC.
(Exact name of registrant specified in the charter)

Successor registrant to

Loral Space & Communications Ltd.

Jurisdiction of incorporation: Delaware

IRS identification number: 87-0748324

600 Third Avenue

New York, New York 10016
(Address of principal executive offices)
Telephone: (212) 697-1105
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $.01 par value	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

     Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐        No ☑

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐        No ☑

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☑        No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act).    Yes ☐        No ☑

     On November 21, 2005, the predecessor registrant’s common stock, par value $0.10 per share, was cancelled and the registrant issued 20,000,000 shares of common stock, par value $0.01 per share. At March 1, 2006, 20,000,000 common shares of the registrant were outstanding.

     As of March 1, 2006, the aggregate market value of the common stock, the only voting stock of the registrant currently issued and outstanding, held by non-affiliates of the registrant, was approximately $345,148,182.

     Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☑        No ☐

PART I

Item 1.	Business

THE COMPANY

Overview

      Loral Space & Communications Inc. (“New Loral”) together with its subsidiaries is a leading satellite communications company with substantial activities in satellite-based communications services and satellite manufacturing. New Loral was formed to succeed the business conducted by its predecessor registrant, Loral Space & Communications Ltd. (“Old Loral”), which emerged from chapter 11 of the federal bankruptcy laws on November 21, 2005 (the “Effective Date”).

      We adopted fresh start accounting as of October 1, 2005, in accordance with Statement of Position No. 90-7, Financial Reporting of Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Accordingly, our financial information disclosed under the heading “Successor Registrant” for the period ended and as of December 31, 2005, is presented on a basis different from, and is therefore not comparable to, our financial information disclosed under the heading “Predecessor Registrant” for the period ended and as of October 1, 2005 (the date we adopted fresh start accounting) or for prior periods.

      The terms, “Loral”, the “Company,” “we,” “our,” and “us,” when used in this report with respect to the period prior to our emergence from Chapter 11, are references to Old Loral, and when used with respect to the period commencing after our emergence, are references to New Loral. These references include the subsidiaries of Old Loral or New Loral, as the case may be, unless otherwise indicated or the context otherwise requires.

      Loral is organized into two operating segments:

      Satellite Services, conducted by our subsidiary Loral Skynet Corporation (“Loral Skynet”), generates its revenues and cash flows from leasing satellite capacity on its four-satellite fleet to commercial and government customers for video and direct to home (“DTH”) broadcasting, high-speed data distribution, Internet access and communications, as well as providing satellite-based networking services. It also provides professional services to other satellite operators including satellite construction oversight and fleet operating services.

      Satellite Manufacturing, conducted by our subsidiary, Space Systems/ Loral, Inc. (“SS/L”), generates its revenues and cash flows from designing and manufacturing satellites, space systems and space system components for commercial and government customers whose applications include fixed satellite services, DTH broadcasting, broadband data distribution, wireless telephony, digital radio, military communications, weather monitoring and air traffic management.

      Effective March 1, 2006, Bernard L. Schwartz retired from all officer and director positions he held with the Company and its subsidiaries and affiliates, including his positions as chairman of the board and chief executive officer. To succeed Mr. Schwartz, the Board of Directors has elected Michael B. Targoff, non-executive vice chairman of the Company, as chief executive officer, and Dr. Mark H. Rachesky as non-executive chairman of the Board, both elections effective as of March 1, 2006.

Reorganization

      On July 15, 2003, Old Loral and certain of its subsidiaries (the “Debtor Subsidiaries” and collectively with Old Loral, the “Debtors”), including Loral Space & Communications Holdings Corporation (formerly known as Loral Space & Communications Corporation), Loral SpaceCom Corporation (“Loral SpaceCom”), SS/ L and Loral Orion, Inc. (now known as Loral Skynet Corporation), filed voluntary petitions for reorganization under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)) (the “Chapter 11 Cases”). Also on July 15, 2003, Old Loral and one of its Bermuda subsidiaries (the “Bermuda Group”) filed parallel insolvency proceedings in the Supreme Court of Bermuda (the “Bermuda Court”), and, on that date, the Bermuda Court entered an order appointing certain partners of KPMG, as Joint Provisional Liquidators (“JPLs”) in respect of the Bermuda Group.

      The Debtors emerged from Chapter 11 on November 21, 2005 pursuant to the terms of their fourth amended joint plan of reorganization, as modified (the “Plan of Reorganization”). The Plan of Reorganization had previously been confirmed by order (the “Confirmation Order”) of the Bankruptcy Court entered on August 1, 2005.

      Pursuant to the Plan of Reorganization:

•	The business and operations of Old Loral have been transferred to New Loral, and Loral Skynet and SS/ L have emerged intact as separate subsidiaries of reorganized Loral.

•	Our new common stock has been listed on NASDAQ under the symbol “LORL.”

•	SS/ L has emerged debt-free.

•	The initial distributions to creditors of Old Loral and its subsidiaries have been completed in accordance with the Plan of Reorganization as follows:

•	All holders of allowed claims against SS/ L and Loral SpaceCom have been, or will be paid in cash in full, including interest from the petition date to the Effective Date.

•	20 million shares of New Loral common stock were issued to our distribution agent on the Effective Date, 18.7 million of which have been distributed to creditors.

•	$200 million of Loral Skynet preferred stock was issued to our distribution agent on the Effective Date, $197.4 million of which has been distributed to creditors.

•	The remaining undistributed shares of New Loral common stock and Loral Skynet preferred stock have been reserved to cover disputed claims and will be distributed quarterly in accordance with the Plan of Reorganization upon resolutions of those claims.

•	Pursuant to a rights offering, Loral Skynet issued on the Effective Date $126 million, principal amount, of senior secured notes to certain creditors who subscribed for the notes and to certain creditors who committed to purchase any unsubscribed notes (i.e. “backstopped” the offering).

•	Old Loral will be liquidated by the JPLs in Bermuda; the common and preferred stock of Old Loral were cancelled on the Effective Date, and no distribution was made to the holders of such stock.

      Old Loral shareholders acting on behalf of the self-styled Loral Stockholders Protective Committee (“LSPC”) have filed appeals seeking to revoke the Confirmation Order, to overturn the Bankruptcy Court’s denial of the LSPC’s motion to compel Old Loral to hold a shareholders meeting and to rescind the approval of the Federal Communications Commission (“FCC”) of the transfer of our FCC licenses from Old Loral to New Loral. We believe that these appeals are completely without merit and will not have any effect on the completed reorganization. For further details about these appeals see Note 19 to the consolidated financial statements.

Segment Overview

Satellite Services Operations

      Through Loral Skynet, which manages and operates our Satellite Services business, we are a global satellite operator, providing our customers with a wide range of video and data transmission services. Our four globally-positioned satellites operate in geosynchronous earth orbit approximately 22,000 miles above the equator. In this orbit, satellites remain in a fixed position relative to points on the earth’s surface. They provide reliable, high-bandwidth services anywhere in their coverage areas and serve as the backbone for many forms of telecommunications. Our satellites operate in the C-band and Ku-band frequencies, and through our affiliate XTAR, we operate in X-band.

Transponder Leasing

      Customers lease our C- and Ku-band transponder capacity for the distribution of video and data for television programming, direct-to-home (DTH) services, business communications, Internet connectivity and telephony. Our customers include some of the world’s largest video and data service providers, including HBO, Disney, Cable & Wireless, Singapore Telecom (SingTel), Connexion by Boeing, Global Crossing, BT North America, Globecomm Systems, UPC and China Central Television (CCTV).

Network Services

      We also provide our customers with access services and transmission platforms that enable rapid and reliable networking solutions. Our hybrid satellite and ground-based network services capabilities allow our customers to address their communications requirements quickly and easily through a combination of applications that include broadband transport, bandwidth-on-demand, broadcast SCPC (single channel per carrier) platforms and teleport services. Loral Skynet’s newest network services offering is SkyReach(SM), a group of IP-based services that provide enterprise-level customers with access to regional and global private networking and public Internet services, including broadband WAN (wide area network) extension for terrestrial providers, Internet access for ISPs (Internet Service Providers), voice over IP (VoIP) and managed data services. Loral Skynet provides its SkyReach services through IP (Internet Protocol) hubs at facilities in North America, Europe and Asia, each with access to major satellite and terrestrial communications networks.

      Loral Skynet’s network services are provided through an integrated satellite and fiber network that interconnects terrestrially with customer networks through points of presence (POPs) in San Jose, California; Ashburn, Virginia; New York, New York; and London, England and interconnects via satellite and VSAT (very small aperture terminals) services through teleports in Mount Jackson, Virginia; Aflenz, Austria; Hong Kong; Kapolei, Hawaii; and London, England.

Professional Services

      Our team of world-class network architects, engineers, program managers and satellite operations professionals, provides customized services tailored to unique customer requirements for deploying satellites and network services, including providing other satellite operators with spacecraft operational services (TT&C), satellite construction oversight services, network architecture design, regulatory management including orbital slot acquisition and the coordination and customization of distribution solutions.

Market and Competition

      Loral Skynet operates in a highly competitive market with larger, well-established satellite service companies including Intelsat/ PanAmSat, SES Global/ New Skies Satellites and Eutelsat, as well as regional operators such as Telesat and AsiaSat. We also compete with companies such as Hughes Network Systems, Gilat and ViaSat in our network services business. While we also compete with fiber optic cable and other terrestrial delivery systems, primarily for point-to-point applications, Loral Skynet has been able to combine the inherent advantages of each technology to provide its customers with complete end-to-end services. Since FSS satellites remain in a fixed point above the earth, they are considerably more efficient than terrestrial systems for certain applications, such as broadcast or point-to-multipoint transmission of video and broadband data. A satellite offers instant infrastructure. It can cover large geographic areas, sometimes entire hemispheres, and can not only deliver services to populated areas, but can also better serve areas with inadequate terrestrial infrastructures, low-density populations or difficult geographic terrain.

      Competition in the satellite services market has been intense in recent years due to a number of factors, including transponder over-capacity in certain geographic regions and increased competition from fiber. This competition has put further pressure on prices already depressed by the telecommunications industry downturn earlier this decade. A stronger economy and an increase in capital available for expanded consumer and enterprise-level services have led to an improvement in demand. Much of Loral Skynet’s remaining available capacity, however, is over geographic regions where the market is characterized by excess capacity, coupled with weak demand, or where regulatory obstacles are such that we find ourselves at a competitive disadvantage versus local operators. Loral Skynet’s growth depends on its ability to successfully market the capacity available on its international fleet of satellites, to differentiate itself from its competition through customized product offerings and superior customer service and to fund additional satellite acquisitions.
      Commencing on March 18, 2006, Loral Skynet resumed marketing satellite services to the North American market, a region in which it was precluded from doing business for two years pursuant to the terms of its sale of satellites to Intelsat in March 2004 (See Note 5 to the consolidated financial statements).

Satellite Fleet
      The following chart provides details on the satellites that comprise Loral Skynet’s fleet(1).

Licensing
Satellite	Jurisdiction	Location	Frequency	Coverage	In Service Date	Expected End of Life

Telstar 10/ ApstarIIR	China	76.5°E.L.	C/Ku-band	Asia and portions of Europe, portions of Africa and Australia	December 1997	February 2014

Telstar 12	U.S.	15°W.L.	Ku-band	Eastern U.S., SE Canada, Europe, Russia, Middle East, North Africa, portions of South and Central America	December 1999	September 2016

Telstar 14/ Estrela do Sul-1	Brazil	63°W.L.	Ku-band	Brazil and portions of Latin America, North America, Atlantic Ocean	April 2004	July 2010(2)

Telstar 18(3)	China/Tonga	138°E.L.	C/Ku-band	India, South East Asia, China, Australia and Hawaii	August 2004	November 2018

(1)	We also own and operate Telstar 11 at 37.5°W.L. and Brazil 1T at 63° W.L., both of which are in inclined orbit and generate minimal revenues.

(2)	Estrela do Sul-1 was launched in January 2004 and did not fully deploy one of its solar arrays. At the end of March 2004, the satellite began commercial service operating 15 of its 41 transponders. The satellite’s life expectancy is now approximately six years, as compared to its design life of 15 years. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(3)	Telstar 18 went into commercial service in September 2004. We have entered into a sales-type lease arrangement with an Asian satellite services company, initially for the lease of 37 transponders on the satellite (see Note 8 to the consolidated financial statements).

Satellite Services Performance

	Successor
	Registrant	Predecessor Registrant

	For the Period	For the Period	For the Years
	October 2,	January 1,	Ending
	2005 to	2005 to	December 31,
	December 31,	October 1,
	2005	2005	2004	2003

	(in millions)
Satellite services revenues	$37	$115	$141	$154
Satellite services sales-type lease arrangement(1)	—	—	87	—

Total segment revenues	37	115	228	154
Eliminations	(1)	(4)	(5)	(7)

Revenues from satellite services as reported	$36	$111	$223	$147

Segment Adjusted EBITDA before eliminations(2)	$12	$40	$23	$8

(1)	See Note 8 to the consolidated financial statements.

(2)	See Management’s Discussion and Analysis of Financial Condition and Results of Operations for significant items that affect comparability between the periods presented (see Note 20 to the consolidated financial statements for the definition of Adjusted EBITDA).
     Total satellite services post-emergence assets were $741 million as of December 31, 2005 and pre-emergence assets were $781 million and $1.984 billion as of December 31, 2004 and 2003, respectively. Assets as of December 31, 2003, include the assets relating to the North American operations, which were sold to Intelsat (see Note 5 to the consolidated financial statements). As of December 31, 2005 and 2004, backlog was $453 million and $544 million, respectively, including intercompany backlog, representing business arrangements between SS/L and Loral Skynet, of $20 million and $33 million, respectively.
Satellite Manufacturing Operations
      For more than 40 years, SS/L has been designing, manufacturing and integrating satellites and space systems for a wide variety of commercial and government customers. Our products include high-powered direct-to-home broadcast satellites, commercial weather satellites, digital audio radio satellites and spot-beam satellites for data networking applications. SS/L customers include such satellite service providers and government organizations as APT Satellite, DIRECTV, EchoStar, Hisdesat, ICO Satellite Management, Intelsat, Japan’s Ministry of Transport and Civil Aviation Bureau, Loral Skynet, the National Oceanic & Atmospheric Administration (NOAA) of the U.S Department of Commerce, Optus (SingTel), PanAmSat, Shin Satellite, Sirius Satellite Radio, TerreStar Networks, XTAR and XM Satellite Radio. Since its inception, SS/L has delivered more than 220 satellites, which together have achieved more than 1,200 years of cumulative on-orbit service; many of these satellites significantly exceeded design life expectations. SS/L’s broad product line meets the vast majority of customer requirements for satellites with up to 23 kilowatts of power. The capacity offered on these satellites ranges from one to as many as 150 transponders.
      SS/L has a history of technical innovation that includes the first three-axis spin stabilized satellite, which has since become an industry standard for large communications satellites. In addition, SS/L has recently pioneered research in electric propulsion systems, lithium-ion power systems and the use of advanced composites on commercial satellites, which permit significant increases in the size and power of a satellite’s payload and extend the satellite’s on-orbit lifetime. SS/L is an industry leader in developing new service-enhancing technologies such as super power systems for direct-to-user applications and ground-based beam forming, a technology that uses both satellite and terrestrial assets to provide mobile users with increased coverage and capacity capabilities.

Market and Competition
      SS/L competes in the highly competitive commercial satellite manufacturing industry principally on the basis of superior customer value, technical excellence, reliability and pricing with such manufacturers as Boeing, Lockheed Martin, Alcatel Alenia Space, EADS Astrium and Orbital Sciences. SS/L’s continued success depends on its ability to perform on a cost-effective and timely basis. The number of annual satellite manufacturing contracts awarded varies annually and is difficult to predict. After a period of nearly two years without being awarded a new satellite construction contract, SS/L received orders for the construction of nine satellites between October 2003 and December 2005.

Satellite Manufacturing Performance

	Successor
	Registrant	Predecessor Registrant

	For the Period	For the Period	For the Years
	October 2,	January 1,	Ending
	2005 to	2005 to	December 31,
	December 31,	October 1,
	2005	2005	2004	2003

	(in millions)
Total segment revenues	$162	$329	$437	$474
Eliminations	(1)	(11)	(137)	(229)

Revenues from satellite manufacturing as reported	$161	$318	$300	$245

Segment Adjusted EBITDA before eliminations (1)	$12	$15	$(14)	$(159)

(1)	See Consolidated Operating Results in Management’s Discussion and Analysis of Financial Condition and Results of Operations for significant items that affect comparability between the periods presented (see Note 20 to the consolidated financial statements for the definition of Adjusted EBITDA).
     Total SS/L post-emergence assets are $872 million as of December 31, 2005 and pre-emergence assets were $382 million and $362 million as of December 31, 2004 and 2003, respectively. Backlog at December 31, 2005 was $815 million, including intercompany backlog of $0.3 million. Backlog at December 31, 2004 was $483 million, including intercompany backlog of $12 million.
Investment in Affiliates

XTAR
      We own 56% of XTAR, L.L.C. (“XTAR”), a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”) of Madrid. XTAR is accounted for under the equity method since we do not control certain of its significant operating decisions.
      XTAR was formed to construct and launch an X-band satellite to provide X-band communications services exclusively to United States, Spanish and allied government users throughout the satellite’s coverage area, including Europe, the Middle East and Asia. Spain granted XTAR rights to an X-band license, normally reserved for government and military use, to develop a commercial business model for supplying X-band capacity in support of military, diplomatic and security communications requirements. On February 12, 2005, XTAR’s first satellite, XTAR-EUR, was launched and subsequently entered service in March 2005. On March 11, 2006, the Spainsat satellite, owned by Hisdesat, our partner in XTAR, was successfully launched and is expected to enter service in April 2006. XTAR is obligated to lease eight 72 MHz X-band transponders on Spainsat, to be designated XTAR-LANT. These transponders will provide its customers in the U.S. and abroad with additional X-band services and greater flexibility. XTAR currently has contracts to provide X-band services to the U.S. Department of State, the Spanish Ministry of Defense and the Danish armed forces. For more information on XTAR see Note 9 to the consolidated financial statements.

Globalstar
      Loral owns approximately a 2.7% equity interest in Globalstar LLC (“New Globalstar”), a low-earth-orbit mobile satellite telephone operator. In addition, Loral holds various indirect ownership interests in three foreign companies that currently serve as exclusive service providers for Globalstar satellite telephone service in Brazil, Mexico and Russia and an indirect 25% ownership interest in a U.S.-based distributor that has the exclusive right to sell Globalstar services to certain government agencies in the United States. We do not currently intend to invest material amounts in the Globalstar joint ventures.

Satmex

      We own 49% of Satelites Mexicanos, S.A. de C.V. (“Satmex”), a satellite communications company providing services in Mexico and Latin America. Satmex has two satellites in operation and a third, Satmex 6, scheduled for launch this year. In January 2006, Satmex reached an agreement in principle with its creditors to restructure its debt, which is currently in default. As a result, we expect our ownership in Satmex to be reduced to less than 5%. Separately, Loral reached a settlement agreement with Satmex in 2005 relating to the construction of the Satmex 6 satellite by SS/ L whereby Loral will acquire rights, upon launch, to four transponders on Satmex 6 for the life of the satellite. During 2003, Loral wrote off its remaining investment in Satmex. For more information on Satmex see Note 9 to the consolidated financial statements.

REGULATION

Telecommunications Regulation

      As an operator of a privately owned global satellite system, we are subject to: the regulatory authority of the U.S. government; the regulatory authority of other countries in which we operate; and the frequency coordination process of the International Telecommunication Union (“ITU”). Our ability to provide satellite services in a particular country or region is subject also to the technical constraints of our satellites, international coordination, local regulatory approval and any limitation to those approvals.

U.S. Regulation

      The FCC regulates our U.S.-licensed satellites as well as our non-U.S. licensed satellites authorized to operate in the U.S. We are subject to the FCC’s jurisdiction primarily for the licensing of satellites and earth stations, avoidance of interference with radio stations and compliance with FCC rules. Violations of the FCC’s rules can result in various sanctions including fines, loss of authorizations, forfeiture of bonds, or the denial of new or renewal authorizations. We are not regulated as a common carrier and, therefore, are not subject to rate regulation or the obligation not to discriminate among customers. We must pay FCC filing fees in connection with our space station and earth station applications and annual fees to defray the FCC’s regulatory expenses. We must file annual status reports with the FCC and, to the extent Loral is deemed to be providing interstate/international telecommunications, we must contribute funds supporting universal service. Loral has petitioned the FCC for exemptions from having to pay certain of such fees and contributions. These petitions are under review by the FCC.

Authorization to Launch and Operate Satellites

      Pursuant to satellite licensing rules issued in 2003, the FCC grants satellite authorizations on a first-come, first-served basis to satellite operators that meet its legal and technical qualification requirements. The FCC often receives multiple applications to operate a satellite at a given orbital slot. There can be no assurance that applications will be granted. Most satellite authorizations include specific construction and launch milestones; failure to meet them may result in license revocation. Under licensing rules, we must post a bond for up to $3,000,000 when we are granted a satellite authorization. Some or the entire amount of the bond may be forfeited if we fail to meet any of the milestones for satellite construction, launch and commencement of operation. In accordance with the current licensing rules, the FCC will issue new satellite licenses for an initial fifteen-year term and will provide a licensee with an “expectancy” that a subsequent license will be granted for the replacement of an authorized satellite using the same frequencies. At the end of a fifteen-year term, a satellite that has not been replaced, or that has been relocated to another orbital location following its replacement, may be allowed to continue operations for a limited period of time subject to certain restrictions.

      We have final FCC authorization for two existing satellites which operate in the Ku-band: Telstar 11 at 37.5°W.L. and Telstar 12 at 15° W.L. In addition, we have final FCC authorization for a planned satellite which will operate in the Ku-band at 37.5°W.L and replace Telstar 11. Certain of our authorizations may be subject to pending petitions for reconsideration or review submitted to the FCC by third parties. The final FCC authorizations for certain of the satellites that are not yet in orbit also do not cover certain possible design changes and require adherence with FCC milestones stated within the authorizations. There can be no assurance that any design changes or milestone extensions which may be sought will be granted by the FCC. The failure to obtain a requested milestone extension could result in the loss of the related FCC authorization. If we are unable to obtain FCC approval to implement requested technical modifications for any particular authorization, we will be obligated to operate the related satellite in accordance with the original authorization.

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

      In addition to the orbital slots licensed by the FCC, Loral has been assigned orbital slots by certain other countries. For example, we have been authorized to use numerous C-, Ku- and Ka-band orbital slots by the Isle of Man government. These Isle of Man authorizations are (1) at 15° W.L. and 47° W.L. for use of the Ka-band frequencies, and (2) at 9.9° E.L., 16.1° E.L., 22.3° E.L., 115.5° E.L., 37.5° W.L., 89° W.L., 97° W.L. and 115° W.L. for the use of C-, Ku- and Ka-band frequencies. We also have Isle of Man authorizations at 96.5° W.L. and 123.5° W.L. for Broadcast Satellite Service.

      In March 1999, Loral won Brazil’s auction for its 63° W.L. Ku-band orbital slot. Telstar 14/Estrela do Sul-1 is licensed by Brazil and is authorized to operate in the U.S. by the FCC from this orbital slot. Pursuant to a lease, Loral operates all of the capacity (with the exception of one transponder) on the Telstar 10/Apstar IIR C/Ku-band satellite licensed by China and located at 76.5° E.L. We also operate the C/extended C-band and Ku-band payloads on Telstar 18 at 138° E.L. using licenses provided by Tonga and China, respectively.

      Access to certain of these international orbital slots and authorizations are subject to our payment of various ongoing fees to the applicable licensee or licensing authority, which in the case of the Isle of Man authorizations, include a revenue-based fee that would commence at the time we place a satellite into an Isle of Man slot.

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

Export Regulation

      Commercial communication satellites and certain related items, technical data and services, are subject to United States export controls. These laws and regulations affect the export of products and services to foreign launch providers, subcontractors, insurers, customers, potential customers, and business partners, as well as to foreign Loral employees, foreign regulatory bodies, foreign national telecommunications authorities and to foreign persons generally. Commercial communications satellites and certain related items, technical data and services are on the United States Munitions List and are subject to the Arms Export Control Act and the International Traffic in Arms Regulations. Export jurisdiction over these products and services resides in the U.S. Department of State. Other Loral exports are subject to the jurisdiction of the U.S. Department of Commerce, pursuant to the Export Administration Act and the Export Administration Regulations.

      U.S. Government licenses or other approvals generally must be obtained before satellites and related items, technical data and services are exported and may be required before they are re-exported or transferred from one foreign person to another foreign person. There can be no assurance that such licenses or approvals will be granted. Also, licenses or approvals may be granted with limitations, provisos or other requirements imposed by the U.S. Government as a condition of approval, which may affect the scope of permissible activity under the license or approval. See Item 1A — Risk Factors below.

PATENTS AND PROPRIETARY RIGHTS

      SS/L relies, in part, on patents, trade secrets and know-how to develop and maintain its competitive position. It holds 213 patents in the United States and has applications for 12 patents pending in the United States. SS/ L patents include those relating to communications, station keeping, power control systems, antennae, filters and oscillators, phased arrays and thermal control as well as assembly and inspections technology. The SS/L patents that are currently in force expire between 2006 and 2022.

      Loral Skynet has 13 patents in the United States and has four patents abroad. Our satellite services segment has six patents pending in the United States and has one patent pending abroad. Satellite services patents that are currently in force expire between 2016 and 2020.

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

FOREIGN OPERATIONS

      Sales to foreign customers, primarily in Asia, Europe and Mexico, represented 14%, 18% 42% and 39% of our consolidated revenues for the periods October 2, 2005 to December 31, 2005, and January 1, 2005 to October 1, 2005 and for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2005 and 2004, substantially all of our long-lived assets were located in the United States with the exception of our in-orbit satellites. See Item 1A — Risk Factors below for a discussion of the risks related to operating internationally. See Note 20 to the consolidated financial statements for detail on our domestic and foreign sales.

EMPLOYEES

      As of December 31, 2005, we had approximately 1,700 full-time employees, approximately 2% of whom are subject to collective bargaining agreements. We consider our employee relations to be good.

AVAILABLE INFORMATION
      Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available without charge on our web site, www.loral.com, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. Copies of these documents also are available in print, without charge, from Loral’s Investor Relations Department, 600 Third Ave, New York, NY 10016. Loral’s web site is an inactive textual reference only, meaning that the information contained on the web site is not part of this report and is not incorporated in this report by reference.

Item 1A.	Risk Factors

I.	Financial Risk Factors
We recently emerged from Chapter 11 and have a history of losses.
      We sought protection under chapter 11 of the Bankruptcy Code in July 2003. While we had $276 million of available cash and $12 million of restricted cash as of December 31, 2005 and believe that this cash, as well as net cash provided by operating activities, will be adequate to meet our expected cash requirements through at least the next 12 months, we have had a history of losses. We incurred net losses of approximately $15 million, $59 million (not including the gain on discharge of pre-petition obligations and fresh-start adjustments of $1.101 billion and the related interest expense of $13 million and a tax benefit of $15 million), for the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005 and net losses of $177 million and $389 million for the years ended December 31, 2004 and 2003, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There can be no assurance that Loral will grow or achieve profitability in the near future. Although we have successfully consummated our Plan of Reorganization and emerged from bankruptcy on November 21, 2005, there is no assurance that negative publicity surrounding our Chapter 11 reorganization will not adversely affect our results of operations or business in the future. It may also adversely affect our ability to obtain financing, which would in turn affect our ability to grow our business.
We are a holding company with no operations; we are dependent on cash flow from our operating subsidiaries to meet our financial obligations.
      Loral Space & Communications Inc. is a holding company whose assets consist principally of the equity interest we own in our subsidiaries, joint ventures and affiliates. We have no independent operations or operating assets. One of our principal operating subsidiaries, Loral Skynet, has outstanding $126 million in 14% senior secured notes due 2015 (the “Loral Skynet Notes”) and $200 million in preferred stock which we do not own, and which is structurally senior to our Loral Skynet common stock. The ability of our subsidiaries to make payments or distributions to us, whether as dividends or as payments under applicable management and shared services agreements, will depend on their operating results, including their ability to satisfy their own cash flow requirements and obligations. Moreover, covenants contained in the indenture relating to the Loral Skynet Notes impose limitations on Loral Skynet’s ability to upstream funds to us.
The indenture governing Loral Skynet’s 14% senior secured notes may restrict our current and future operations.
      The limitations contained in the indenture relating to the $126 million of senior secured notes issued by Loral Skynet upon its emergence from bankruptcy impose restrictions on our operations and limit our ability to enter into financial transactions that we may wish to pursue. These restrictions will affect, and in many respects limit, among other things, Loral Skynet’s and its subsidiaries’ ability to pay dividends, make investments, sell assets, make loans, repurchase equity interests or engage in mergers or other like transactions. These restrictions may limit our flexibility in planning for and reacting to changes in our business and the industry in which we operate. Our ability to redeem these notes in the near-term is limited. During the first two years after the Effective Date, we may redeem the notes at a redemption price of 110% plus accrued and unpaid interest, but only if we do not receive an objection notice from holders of two-thirds of the principal amount of the notes. After this two-year period, the notes are redeemable at our option at a redemption price of 110%, declining over time to 100% in 2014, plus accrued and unpaid interest.

The Loral Skynet Notes are collateralized by substantially all of Loral Skynet’s assets.

      A breach of any of the restrictive covenants contained in the Loral Skynet indenture could result in an event of default, which would give the noteholders the ability to accelerate repayment of the Loral Skynet notes. If Loral Skynet is unable to repay the notes when due, the noteholders will have the right to proceed against the collateral granted to them to secure the Loral Skynet Notes, which consists of substantially all of the assets of Loral Skynet and its subsidiaries.

We may in the future incur significant additional indebtedness, thereby making us more vulnerable to adverse developments.

      Although the indenture governing the Loral Skynet Notes contains restrictions on the incurrence of indebtedness by Loral Skynet and its subsidiaries, these restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial, and in certain cases, may be secured by the same assets that secure the Loral Skynet Notes. Moreover, there are currently no restrictions on the ability of Loral or SS/ L to incur additional indebtedness. As a result, we may be able to incur significant additional debt in the future. If new debt is added, such indebtedness would likely impose more restrictive covenants, which may include financial ratios. If we incur significant additional indebtedness, we would be more vulnerable to, among other things, adverse changes in general economic, industry and competitive conditions.

XTAR will have significant lease obligations, which may require us to make additional capital contributions to the venture.

      XTAR has agreed to lease certain transponders on Hisdesat’s recently launched Spainsat satellite. These lease obligations initially amount to $6.2 million per year, growing to $23 million per year in 2008. XTAR’s ability to fund these lease obligations is dependent on it generating a significant increase in customer orders. If XTAR is unable to do so, then XTAR would seek to restructure the terms of the Spainsat lease. If XTAR is unable to do so on terms that are acceptable to it, then we will be faced with the decision of either making additional cash contributions to XTAR to enable it to meet its obligations or allowing XTAR to default under the lease agreement, which may result in a loss of our investment in XTAR.

Replacing a satellite upon the end of its useful life will require us to make significant expenditures.

      To ensure no disruption in Loral Skynet’s business and to prevent loss of customers, we will be required to commence construction of a replacement satellite approximately two to three years prior to the end of life of the satellite then in orbit. For example, we will be required to commence construction of a replacement to our Estrela do Sul satellite in 2008 to ensure a continuation of our business on this satellite. We have also recently commenced construction of our Telstar 11N satellite and will incur substantial expenditures in connection with such effort. Typically, it costs in excess of $200 million to construct, launch and insure a satellite. We have in the past funded this cost from a combination of operating cash flow and financing proceeds. There is no assurance that we will be able to obtain financing to fund such expenditures on favorable terms, if at all.

Significant changes in discount rates, actual investment return on pension assets, and other factors could affect our statement of operations, equity, and pension contributions in future periods.

      Our statement of operations may be positively or negatively impacted by the amount of expense we record for our pension and other postretirement benefit plans. Generally accepted accounting principles (GAAP) in the United States of America require that we calculate expense for the plans using actuarial valuations. These valuations reflect assumptions that we make relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The most significant year-end assumptions used to estimate pension or other postretirement expense for the following year are the discount rate, the expected long-term rate of return on plan assets, and expected future medical inflation. In addition, we are required to make an annual measurement of plan assets and liabilities. Under certain circumstances, at the time of the measurement, we may be required to make a significant charge to equity through a reduction to other comprehensive income. For a discussion regarding how our financial statements can be affected by pension and other postretirement plan accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Matters — Pensions and other employee benefits. In 2005, we contributed $20 million to our pension plan. The amounts of our contributions in the future will depend, among other things, on the key economic factors underlying these assumptions.

II.	Operational Risk Factors

• Risk Factors Associated With Satellite Services

Launch delays or failures have delayed some of our operations in the past and may do so again in the future.

      We depend on third parties in the United States and abroad to launch our satellites. Delays in launching satellites are not uncommon and result from construction delays, the unavailability of appropriate launch vehicles and other factors. For example, the launch of the XTAR-EUR satellite was significantly delayed while we waited for Arianespace to complete work on its ECA launch vehicle.

      Satellite launches are risky, and some launch attempts have ended in complete or partial failure. On January 10, 2004, for example, our Telstar 14/ Estrela do Sul-1 communications satellite was launched by Boeing Sea Launch, but only partially deployed its North solar array. Although the satellite was insured and we collected insurance proceeds of $205 million, the failed solar array deployment has resulted in the availability of only 15 of the satellite’s 41 Ku-band transponders and a life expectancy of only six years as compared to a design life of 15 years. This reduced capacity and life will affect the roll out of our Brazilian business and will reduce operating revenues pending construction of a replacement satellite.

      We ordinarily insure against launch failures but at considerable cost. The cost and the availability of insurance vary depending on market conditions and the launch vehicle used. Replacing a lost satellite typically requires at least two years from execution of a manufacturing contract to launch.

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

      Satellites are built with redundant components or additional components to provide excess performance margins to permit their continued operation in case of a component failure, an event that is not uncommon in complex satellites. Certain of our satellites are currently operating using back-up components because of the failure of primary components. If the back-up components fail, however, and we are unable to restore redundancy, these satellites could lose capacity or be total losses, which would result in a loss of revenues and profits.

      For example, in July 2005, in the course of conducting our normal operations, we determined that the primary command receiver on two of our satellites had failed. These satellites, which are equipped with redundant command receivers designed to provide full functional capability through the full design life of the satellite, continue to function normally and service to customers has not been affected. Moreover, SS/L, the manufacturer of the satellites, has successfully completed implementation of a software workaround that fully restored the redundant command receiver function on both of these satellites.

      In addition, three satellites operated by Loral Skynet or its affiliates that were manufactured by SS/ L have experienced minor losses of power from their solar arrays. Although we believe the satellites will fulfill their designed mission lives, there can be no assurance that one or more of the satellites will not experience an additional power loss that could lead to a lessening of transponder capacity and performance degradation. A partial or complete loss of a satellite would result in the loss of revenues and profit for Loral Skynet and us. For further details see Note 19 to the consolidated financial statements.

      Loral Skynet has in the past entered into prepaid leases, sales contracts and other arrangements relating to transponders on its satellites. Under the terms of these agreements, Loral Skynet may be required to replace transponders that do not meet operating specifications. Failure to replace such transponders may result in a payment obligation on the part of Loral Skynet.

It may be difficult to obtain full insurance coverage for satellites that have, or are part of a family of satellites that has, experienced problems in the past; moreover, not all satellite-related losses will be covered by our insurance.

      While we have in the past typically insured against launch and in-orbit failure of the satellites in our satellite services segment, insurance will not protect us against all losses. For example, insurance will not protect us against business interruption, lost revenues or delay of revenues. Our existing launch and in-orbit insurance policies also include, and future policies are expected to include, specified exclusions, deductibles and material change limitations. Typically, these insurance policies exclude coverage for damage arising from acts of war and other exclusions then customary in the industry. In addition, they typically exclude coverage for health-related problems affecting our satellites that are known at the time the policy is written.

      We cannot assure that, upon the expiration of an in-orbit insurance policy, which typically has a term of one year, that we will be able to renew the policy on terms acceptable to us. As noted above, insurers may require either exclusions of certain components or may place similar limitations on coverage in connection with insurance renewals for satellites that have experienced problems in the past. For example, the insurance coverage for two of our satellites provides for coverage of losses due to solar array failures only in the event of a capacity loss of 75% or more for one satellite and 80% or more for the other. The loss of a satellite would likely have a material adverse effect on our financial performance and may not be adequately mitigated by insurance coverage. Moreover, if we were to determine in the future that the terms of any particular insurance renewal are uneconomic after taking into account factors such as cost of the insurance and scope of insurance exclusions and limitations, we may elect to self-insure against losses of a satellite. For further details see Note 19 to the consolidated financial statements.

Like other satellite operators, we are faced with increased launch and in-orbit insurance premiums.

      The cost of obtaining insurance has increased significantly, primarily due to post-September 2001 insurance industry developments. This has increased our cost of doing business. For further details see Note 19 to the consolidated financial statements.

Our satellite services businesses compete for market share, customers and orbital slots, against competitors that are significantly larger than us.

      We face significant competition in the transponder leasing business from companies such as Intelsat/ PanAmSat, SES Global/ New Skies Satellites and Eutelsat, all of which are larger and better capitalized than we are. We also face competition from smaller, regional operators, which may enjoy competitive advantages in their local markets. The supply of satellite capacity has increased in recent years, making it more difficult for us to sell our services in certain markets and to maintain our prices for the capacity that we do sell. Competition may cause further downward pressure on prices and further reduce the utilization of our fleet capacity, both of which may have an adverse effect on our financial performance. Our transponder leasing business also competes with fiber optic cable and other terrestrial delivery systems, which have a cost advantage in point-to-point applications.

      Similarly, our network services business faces competition not only from other satellite-based providers, but also from providers of land-based data communications services, such as cable, DSL (digital subscriber line), wireless local loop and traditional telephone service providers. We will face further price pressure from these companies as they continue to compete for our services.

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

The content of third-party transmissions over our satellites may affect us.

      Loral Skynet provides satellite capacity for transmissions by third parties. We do not decide what content is transmitted over our satellites, although our contracts generally provide us with rights to prohibit certain types of content or to cease transmission under certain circumstances. Issues arising from the content of transmissions by these third parties over our satellites could affect our future revenues, operations, or our relationship with certain governments or customers.

Our business is regulated, causing uncertainty and additional costs.

      Multiple authorities regulate our business, including the FCC, the International Telecommunication Union (ITU) and the European Union. Regulatory authorities can modify, withdraw or impose charges or conditions upon, or deny or delay action on applications for the licenses we need, and so increase our costs.

      To prevent frequency interference, the regulatory process requires potentially lengthy and costly negotiations with third parties who operate or intend to operate satellites at or near the locations of our satellites. For example, as part of our coordination effort on Telstar 12, we agreed to provide four 54 MHz transponders on Telstar 12 to Eutelsat for the life of the satellite and have retained risk of loss with respect to those transponders. We also granted Eutelsat the right to acquire, at cost, four transponders on the replacement satellite for Telstar 12. We continue to discuss coordination issues with other operators and may need to make additional financial concessions in connection with future coordination efforts. The failure to reach an appropriate arrangement with a third party having priority rights at or near one of our orbital slots may result in substantial restrictions on the use and operation of our satellite at that location. In addition, while the ITU rules require later-in-time systems to coordinate with us, there can be no assurance that other operators will conduct their operations so as to avoid transmitting any signals that would cause harmful interference to the operation of our satellites.

      Failure to successfully coordinate our satellites’ frequencies or to resolve other required regulatory approvals could have an adverse effect on our consolidated financial position and our results of operations, as well as the value of our business. For further details see Note 19 to the consolidated financial statements.

The recent trend toward industry consolidation in the fixed satellite services industry may adversely affect us.

      The recent industry consolidation trend will result in the formation of competitors with greater financial resources and increased coverage and scale. While we may pursue strategic transactions on an opportunistic basis, we may not find or be able to take advantage of any suitable opportunities. We may therefore find it difficult to compete with our competitors, many of whom are substantially larger than we are and enjoy the benefits of the economies of scale from their fleets of satellites.

• Risk Factors Associated With Satellite Manufacturing

The satellite manufacturing market is highly competitive and fixed costs are high.

      SS/L competes with several large, well-capitalized companies such as Boeing, Lockheed Martin and Orbital Sciences in the United States, and Alcatel Alenia Space and EADS Astrium in Europe, nearly all of which are larger and better capitalized than we are. We may also face competition in the future from emerging low-cost competitors in India, Russia and China. The number of annual satellite manufacturing awards varies and is difficult to predict. In addition, U.S. satellite manufacturers must contend with export control regulations that put them at a disadvantage when competing for foreign customers. Our financial performance is dependent on SS/L’s ability to generate a sustainable order rate and to continue to increase its backlog. The satellite manufacturing industry has suffered from substantial overcapacity worldwide for a number of years, resulting in extreme competitive pressure on pricing terms and other material contractual terms, such as those allocating risk between the manufacturer and its customers.

      SS/L is a large-scale systems integrator, requiring a large staff of highly-skilled and specialized workforce, as well as specialized manufacturing and test facilities in order to perform under its satellite construction contracts. Although overhead costs at SS/ L were cut substantially during our bankruptcy proceedings, SS/ L must continuously retain the services of a core group of specialists in a wide variety of disciplines for each phase of the design, development, manufacture and testing of its products in order to maintain its ability to compete as one of the leading prime contractors for technologically advanced space satellites.

SS/L’s contracts are subject to adjustments, cost overruns, risk of non-payment and termination.

      SS/L’s major contracts are firm fixed-price contracts under which work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred. While cost savings under these fixed-price contracts result in gains to SS/L, cost increases result in reduction of margins or losses, borne solely by SS/L. Under such contracts, SS/L may receive progress payments, or it may receive partial payments upon the occurrence of certain program milestones. If performance on these milestones is delayed, SS/L’s receipt of the corresponding payments will also be delayed.

      Non-performance, including schedule delays, can increase costs and subject us to damages claims from customers, including liquidated damages and termination of the contract for our default. If a contract is terminated, we could be liable for a refund of payments made to date, excess re-procurement costs and other damages incurred by our customer, although SS/L would own the satellite under construction and attempt to recoup any losses through resale to another customer. A contract termination for default could have a material adverse effect on SS/L and us.

      In addition, many of SS/L’s contracts and subcontracts may be terminated at will by the customer or the prime contractor. In the event of such a termination, SS/L is normally entitled to recover the purchase price for delivered items, reimbursement for allowable costs for work in process, and an allowance for profit or an adjustment for loss, depending on whether completion of the project would have resulted in a profit or loss.

      Moreover, many of SS/L’s contracts require SS/L to provide vendor financing to its customers or, more customarily, for customers to pay a portion of the purchase price for the satellite over time subject to performance of the satellite, i.e., orbital payments, or a combination of these terms. In some cases these arrangements are provided to customers that are start-up companies or companies in the early stages of building their businesses. As of December 31, 2005, SS/L had recorded vendor financing and orbital receivables of $99 million (of which $57 million was from start-up or early stage companies). Of this $57 million, SS/L had received payments of $49 million as of March 2006. Although we expect to be paid, there can be no assurance that these companies or their businesses will be successful and, accordingly, that they will be able to fulfill their payment obligations under their contracts with SS/L.

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

SS/L may forfeit payments from customers as a result of satellite failures or losses after launch, or may be liable for penalty payments under certain circumstances, and these losses may be uninsured.

      Most of SS/L’s satellite manufacturing contracts provide that some of the total price is contingently payable as “incentive” payments earned over the life of the satellite, subject to satellite performance. Known as orbitals, SS/L generally does not insure for these payments and in some cases agrees with its customers not to insure them.

      SS/L records the present value of orbital payments as revenue during the construction of the satellite. SS/L generally receives the present value of these incentive payments if there is a launch failure or a failure caused by customer error. SS/L forfeits some or all of these payments, however, if the loss is caused by satellite failure or as a result of its own error. As of December 31, 2005, SS/L had orbital receivables of $42 million, payable over 16 years. Since these orbital receivables could be affected by future satellite performance, there can be no assurance that SS/L will be able to collect all or a portion of these receivables.

      Some of SS/L’s contracts call for in-orbit delivery, transferring the launch risk to SS/L. SS/L generally insures against that exposure. In addition, some of SS/L’s contracts provide that SS/L may be liable to a customer for penalty payments under certain circumstances, including late delivery or that a portion of the price paid by the customer is subject to “warranty payback” in the event satellite anomalies were to develop (see Note 19 to the consolidated financial statements). These contingent liabilities are not insured by SS/L. We have recorded reserves in our financial statements based on our current estimates of SS/L’s warranty liabilities. There is no assurance that SS/L’s actual liabilities to its customers in respect of these warranty liabilities will not be greater than the amount reserved for.

Some satellites built by SS/L, including three satellites operated by Loral Skynet or other affiliates, have experienced minor losses of power from their solar arrays.

      Twenty satellites built by SS/L have experienced minor losses of power from their solar arrays. There can be no assurance that one or more will not experience an additional power loss that could lead to a loss of transponder capacity and performance degradation. A partial or complete loss of a satellite could result in an incurrence of warranty payments by, or a loss of orbital incentive payments to SS/L. SS/L has instituted remedial measures that it believes will prevent similar anomalies from occurring on satellites under construction or in development. For further details see Note 19 to the consolidated financial statements.

Some satellites built by SS/L have the same design as another SS/L-built satellite that has experienced a partial failure.

      In November 2004, Intelsat Americas 7 (formerly Telstar 7) experienced an anomaly which caused it to completely cease operations for several days before it was partially recovered. Four other satellites manufactured by SS/L for other customers have designs similar to Intelsat Americas 7 and, therefore, could be susceptible to similar anomalies in the future. A partial or complete loss of these satellites could result in an incurrence of warranty payments by SS/L of up to $18 million.

We are subject to export controls, which may result in delays and additional costs.

      SS/L is required by the U.S. State Department to obtain licenses and enter into technical assistance agreements to export satellites and related equipment, and to disclose technical data to foreign persons. The delayed receipt of or the failure to obtain the necessary licenses and agreements may interrupt the completion of a satellite contract by SS/L and could lead to a customer’s cancellation of a contract, monetary penalties and/or the loss of incentive payments.

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

The recent trend toward industry consolidation in the fixed satellite services industry may adversely affect us.

      The recent industry consolidation trend will result in the formation of satellite operators with greater satellite resources and increased coverage. This consolidation may reduce demand for new satellite construction as operators may need fewer satellites in orbit to provide back-up coverage or to rationalize the amount of capacity available in certain geographic regions. It may also result in concentrating additional bargaining power in the hands of large customers, which could increase pressure on pricing and other contractual terms.

The availability of qualified personnel and facility space may be limited; SS/L will incur costs to upgrade or expand its facility and these costs may be substantial.

      SS/L has recently won a number of satellite construction awards and its backlog has expanded significantly. In order to complete construction of all the satellites in backlog, SS/L will need to and is in the process of hiring additional staff and will likely require an expansion of its existing facilities. There can be no assurance that SS/L will be able to hire the employees with the requisite skills and training or to acquire suitable facility space and, accordingly, may not be able to perform its contracts as efficiently as planned.

      SS/L is in the process of performing a comprehensive evaluation of its facility requirements that takes into account various factors, including its backlog requirements, as well as expansions or upgrades that may be required to enable the company to meet its future growth prospects. The costs of such expansions or upgrades may be substantial.

• Risk Associated With Conducting Business Internationally

We face risks in conducting business internationally.

      For the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005 and for the years ended December 31, 2004 and 2003, approximately 14%, 18%, 42% and 39%, respectively, of our revenue was generated from customers outside of the United States. We could be harmed financially and operationally by changes in foreign regulations and telecommunications standards, tariffs or taxes and other trade barriers that may be imposed on our services, or by political and economic instability in the countries in which we conduct business. Almost all of our contracts with foreign customers require payment in U.S. dollars, and customers in developing countries could have difficulty obtaining U.S. dollars to pay us due to currency exchange controls and other factors. Exchange rate fluctuations may adversely affect the ability of our customers to pay us in U.S. dollars. If we need to pursue legal remedies against our foreign business partners or customers, we may have to sue them abroad where it could be difficult for us to enforce our rights.

III     Other Risks

We share control of our affiliates with third parties.

      We share control of our affiliates with third parties and as a result we do not have control over management of these entities. For example, Hisdesat enjoys substantial approval rights in regard to XTAR, our X-band joint venture. The rights of these third parties and fiduciary duties under applicable law could result in others acting or omitting to act in ways that are not in our best interest. To the extent that these entities are or become customers of SS/L, further conflicts of interest between us and these affiliates are likely to arise.

We rely on key personnel.

      We need highly qualified personnel. Michael Targoff, our chief executive officer, has an employment contract expiring in December 2010, and several of our key officers have two-year employment contracts expiring in November 2007. See Item 11 — Executive Compensation — Employment Contracts, Change in

Control and Other Compensation Arrangements below for a description of our financial obligations to our officers. We do not maintain “key man” life insurance. The departure of any of our key executives could have an adverse effect on our business.

MHR is our controlling shareholder and may have conflicts of interest with us in the future.

      MHR Fund Management LLC (“MHR”), through its affiliated funds, beneficially owns approximately 35.9% of our common stock and is the largest single holder of our common stock. MHR also owns 38.3% of Loral Skynet’s preferred stock and 44.6% of Loral Skynet’s senior secured notes. Moreover, representatives of MHR occupy three of the nine seats on our board of directors, and two additional directors were selected by the creditors’ committee in our Chapter 11 Cases, in which MHR served as the chairman. Conflicts of interests may arise in the future between us and MHR. For example, MHR and its affiliated funds are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us.

Compliance with the Sarbanes-Oxley Act increases our operating expenses.

      The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission (“SEC”), have required changes to some of our corporate governance practices. These changes include developing financial and disclosure processes that satisfy Section 404 of the Sarbanes-Oxley Act. We expect that these rules and regulations will continue to make some activities more difficult, time-consuming and costly. We also expect that these rules and regulations could make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee, and to attract and retain qualified executive officers. If we are unable to comply with the Sarbanes-Oxley Act and related rules and regulations, our business could be materially adversely affected.

The future use of tax attributes is limited upon emergence from bankruptcy.

      As of December 31, 2005, Loral had net operating loss carryforwards, or NOLs, of approximately $1.1 billion that are available to offset future taxable income. Since our reorganization on the Effective Date constituted an “ownership change” under Section 382 of the Internal Revenue Code, our ability to use these NOLs, as well as certain other tax attributes existing at the Effective Date, is subject to an annual limitation of approximately $32 million, subject to modification based on certain factors. If New Loral experiences an additional “ownership change” during any three-year period after the Effective Date, future use of these tax attributes may become further limited. An ownership change would be triggered if shareholders owning five percent or more of our total equity value dispose of their holdings during a three-year period by more than 50 percent in the aggregate. Since Loral’s charter contains no restriction on the transfer of equity interests, if our existing significant shareholders were to dispose of all of their equity interests in New Loral during this three-year period, an additional “ownership change” will have occurred.

There is a thin trading market for our common stock.

      Our common stock was first issued and listed on the NASDAQ National Market in December 2005. Since that time, trading activity in our stock has generally been light. Moreover, over 50% of our common stock is effectively held by MHR and two other shareholders. If any of our significant shareholders should sell some or all of their holdings, it will likely have an adverse effect on our share price. Funds affiliated with MHR have registration rights in respect of the securities they hold in Loral and Loral Skynet, including our common stock.

The market for our stock could be adversely affected by future issuance of significant amounts of our common stock.

      As of December 31, 2005, 20,000,000 shares of our common stock were outstanding. On that date, there were 1,390,452 stock options outstanding which will become vested and exercisable over the next four years. In addition, in March 2006, subject to stockholder approval at an annual or special meeting of our stockholders, we adopted an amendment to our 2005 Stock Incentive Plan to increase by 825,000 the number of shares available for grant thereunder. This amendment covers the grant in March 2006 (the “March 2006 Option Grant”), subject to stockholder approval of the plan amendment, of options to purchase 825,000 shares to our Chief Executive Officer, Michael B. Targoff, in connection with his entering into an employment agreement with us. Moreover, we intend to further amend our stock option plan in the future to provide for additional increases in the number of shares available for grant thereunder, including, among others, an increase to cover an option grant which we have agreed, provided he has earned his target bonus for 2006 and 2007, to grant to Mr. Targoff in 2008 with a Black-Scholes value equal to one-half of the value of his March 2006 Option Grant and an increase to cover the component of annual fees to our directors that consists of restricted stock awards.
      In connection with a stipulation entered into with certain directors and officers of Old Loral and a stipulation entered into with the plaintiffs in a purported class action lawsuit brought by participants in the 401(k) Savings Plan of Old Loral, certain claims aggregating $77 million may result in the distribution of our common stock in addition to the 20 million shares being distributed under the Plan of Reorganization. For more detail about these stipulations, see Note 19 to the consolidated financial statements.
      Sales of significant amounts of our common stock to the public, or the perception that those sales could happen, could adversely affect the market for, and the trading price of, our common stock.

IV	Litigation and Disputes
We are involved in a number of ongoing lawsuits.
      We are involved in a number of lawsuits, details of which can be found in Note 19 to the consolidated financial statements. In addition, we are involved in a number of disputes which might result in litigation. For example, we have brought an adversary proceeding against International Launch Services in the Bankruptcy Court seeking recovery of $37.5 million of deposits held by ILS. ILS has filed counterclaims in which it is seeking to recover damages, in an unspecified amount, as a result of our alleged failure to assign to ILS two satellite launches and $38 million in lost revenue due to our alleged failure to comply with a contractual obligation to assign to ILS the launch of another satellite. For further details see Note 19 to the consolidated financial statements. If any of these lawsuits or disputes are decided against us it could have a material adverse affect on our financial condition and our results of operations.
An appeal has been filed seeking to overturn the settlement agreement we entered into with Globalstar, L.P.
      In April 2003, one of Globalstar, L.P.’s creditors filed a motion seeking reconsideration of court approval of a settlement agreement between Loral and Globalstar, L.P. and Globalstar’s official creditor’s committee in which, among other things, Globalstar granted to Loral, subject to certain conditions, a general release of all claims it might have against Loral. The court denied this motion for reconsideration in May 2003, and, in June 2003, the creditor filed with the Federal Appeals Court a notice of appeal of the court’s order approving the settlement agreement. Although we believe that the appeal, which is currently pending, is without merit, no assurance can be given in this regard or as to what relief, if any, might be granted in the event the appeal were to be successful.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties

Corporate
      We lease approximately 27,000 square feet of space for our corporate offices in New York.

Satellite Services
      Loral Skynet owns two telemetry, tracking and control stations covering approximately 73,000 square feet on 218 acres in Hawley, Pennsylvania and Mt. Jackson, Virginia. Loral Skynet leases space for three telemetry, tracking and control stations covering approximately 9,000 square feet in Rio de Janeiro, Brazil, Utive, Panama and Quito, Ecuador. Loral Skynet also leases approximately 54,000 square feet of office space in Bedminster, New Jersey and Rockville, Maryland and 38,000 square feet in various locations around the world. In addition, in March 2006, we sold some of our excess facilities.

Satellite Manufacturing
      SS/ L’s research, production and testing are conducted in SS/ L-owned facilities covering approximately 563,000 square feet on 29 acres in Palo Alto, California. In addition, SS/ L leases approximately 317,000 square feet of space on 21 acres from various third parties primarily in Palo Alto, Menlo Park and Mountain View, California.
      Management believes that the facilities for satellite services and satellite manufacturing are sufficient for their current operations.

Item 3.	Legal Proceedings
      We discuss certain legal proceedings pending against the Company in the notes to the consolidated financial statements, and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and relief sought. See Note 19 to the consolidated financial statements of this Form 10-K for this discussion.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Price and Dividend Information
     New Loral Common Stock
      New Loral has authorized 40,000,000 shares of common stock, $0.01 par value per share, 20,000,000 of which are outstanding. Subject to the preferences and other rights of any outstanding preferred stock of New Loral (none outstanding as of December 31, 2005), holders of shares of New Loral common stock are entitled to share equally, share for share, in dividends when and as declared by the board of directors out of funds legally available for such dividends. Subject to the rights, powers and preferences of any outstanding New Loral preferred stock, upon a liquidation, dissolution or winding up of New Loral, the assets of New Loral available to stockholders will be distributed equally per share to the holders of New Loral common stock. Except as otherwise provided in the Restated Certificate of Incorporation or bylaws of New Loral, each holder of New Loral common stock is entitled to one vote in respect of each share of New Loral common stock held of record on all matters submitted to a vote of stockholders. The holders of New Loral common stock do not have any cumulative voting rights. New Loral common stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to New Loral common stock. All outstanding shares of New Loral common stock are fully paid and non-assessable.
      Effective with the emergence from bankruptcy on November 21, 2005 and the consummation of the Plan of Reorganization, Old Loral common stock was cancelled and New Loral issued 20 million shares of common stock to its distribution agent. To date, approximately 18.7 million shares have been distributed to our creditors. New Loral common stock began trading on a when-issued basis on July 27, 2005 on the Over-The-Counter (“OTC”) Bulletin Board Service under the ticker symbol “LRALV.” Upon the initial distribution to creditors made on December 8, 2005, the stock began trading on the NASDAQ National Market under the ticker symbol “LORL.” The table below sets forth the high and low sales prices of New Loral common stock as reported on the OTC Bulletin Board Service and NASDAQ National Market from July 27, 2005 through December 31, 2005.

	High	Low

Year ended December 31, 2005
October 1, 2005 through December 31, 2005	$29.40	$21.75
July 27, 2005 through September 30, 2005	$28.70	$26.50
     Old Loral Common Stock
      As a result of the commencement of our Chapter 11 Cases, on July 15, 2003, the NYSE suspended trading of Old Loral’s common stock and removed the securities from listing and registration on September 2, 2003. On July 16, 2003, Old Loral’s common stock began to be quoted under the ticker symbol LRLSQ on the Over-The-Counter (“OTC”) Bulletin Board Service and the Pink Sheets Service (“Pink Sheets”). In addition, on June 4, 2003, Old Loral’s Board of Directors approved a reverse stock split of the common stock at a ratio of one-for-ten, resulting in a new par value of $0.10 per common share. The reverse stock split became effective after the close of business on June 13, 2003. The following table presents the reported high and low closing prices of Old Loral’s common stock as reported on the OTC Bulletin Board Service for 2005 and 2004:

	High	Low

Year ended December 31, 2005
October 1, 2005 through November 21, 2005	$0.43	$0.04
Quarter ended September 30, 2005	0.30	0.04
Quarter ended June 30, 2005	0.53	0.16
Quarter ended March 31, 2005	0.23	0.11
Year ended December 31, 2004
Quarter ended December 31, 2004	$0.19	$0.03
Quarter ended September 30, 2004	0.18	0.03
Quarter ended June 30, 2004	0.61	0.12
Quarter ended March 31, 2004	1.20	0.31

(b)	Approximate Number of Holders of Common Stock
      At March 1, 2006, there were 177 holders of record of the New Loral common stock.

(c)	Dividends
      Old Loral never paid dividends on its common stock. In August 2002, Old Loral’s Board of Directors approved a plan to suspend indefinitely the payment of dividends on Old Loral’s Series C and Series D preferred stock. Old Loral did not pay any dividends or make any distributions during the pendency of the

Chapter 11 Cases and effective with the emergence from bankruptcy on November 21, 2005 and the consummation of the Plan of Reorganization, all of Old Loral’s preferred stock was cancelled.
      New Loral’s ability to pay dividends or distributions on its common stock will depend upon its earnings, financial condition and capital needs and other factors deemed pertinent by the Board of Directors. To date, New Loral has not paid any dividends on its common stock. On the Effective Date, Loral Skynet Corporation issued 1,000,000 shares of Series A 12% Non-Convertible Preferred Stock, $0.01 par value per share (the “Loral Skynet Preferred Stock”), of which 987,018 shares have been distributed to the creditors to date. The Loral Skynet Preferred Stock has an aggregate liquidation preference of $200,000,000 and dividends (if not paid or accrued as permitted under certain circumstances) will be payable in kind (in additional shares of Loral Skynet Preferred Stock) if the amount of any dividend payment would exceed certain thresholds.

(d)	Sales of Unregistered Securities by Registrant
      Pursuant to the Plan of Reorganization, New Loral issued 20,000,000 shares of common stock, par value $.01 per share, on the Effective Date to satisfy claims of certain creditors. As provided by Section 1145 of the Bankruptcy Code, the issuance of such securities were exempt from registration under the Securities Act of 1933, as amended.

(e)	Securities Authorized for Issuance under Equity Compensation Plans
      See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance under Equity Compensation Plans.

Item 6.	Selected Financial Data
      The following table sets forth our selected historical financial and operating data for the period October 2, 2005 to December 31, 2005, the period January 1, 2005 to October 1, 2005 and each of the four years in the period ended December 31, 2004.
      For all periods presented in the statement of operations, income from continuing operations excludes the results of the North American satellites and related assets sold on March 17, 2004 to Intelsat, which have been accounted for as a discontinued operation and accordingly are presented separately in the consolidated selected financial data (see Note 5 to the consolidated financial statements).
      On August 1, 2005, the Bankruptcy Court entered its Confirmation Order confirming the Plan of Reorganization. On September 30, 2005, the FCC approved the transfer of FCC licenses from Old Loral to New Loral, which represented the satisfaction of the last material condition precedent to emergence from bankruptcy. Pursuant to SOP 90-7 we adopted fresh-start accounting as of October 1, 2005. We engaged an independent appraisal firm to assist in determining the fair values of our assets and liabilities. Upon adoption, our reorganization enterprise value was $970 million based on the Bankruptcy Court’s determination, which after reduction for the fair value of the Loral Skynet Notes and Series A Preferred Stock, results in a reorganization equity value of approximately $642 million.
      This reorganization equity value was allocated to our assets and liabilities. Our assets and liabilities were stated at fair value in accordance with Statement of Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). In addition, our accumulated deficit was eliminated, and our new debt and equity were recorded in accordance with distributions pursuant to the Plan of Reorganization (see Note 4 to the consolidated financial statements). Our consolidated financial statements as of October 1, 2005 and for dates subsequent, will not be comparable in certain material respects to the historical consolidated financial statements for prior periods included elsewhere in this Annual Report on Form 10-K.
      References to the Predecessor Registrant refer to the period prior to October 2, 2005. References to the Successor Registrant refer to the period on and after October 2, 2005, after giving effect to the adoption of fresh-start accounting.

      The information set forth in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.
LORAL SPACE & COMMUNICATIONS INC.
(In thousands, except per share data)

	Successor
	Registrant	Predecessor Registrant

	For the Period	For the Period
	October 2,	January 1,
	2005 to	2005 to	Years Ended December 31,
	December 31,	October 1,
	2005	2005	2004		2003	2002		2001

Statement of operations data:
Revenues	$197,165	$429,183	$522,127		$392,043	$900,527		$845,725
Operating loss from continuing operations	(4,945)	(67,095)	(214,345)		(388,873)	(208,368)		(158,593)
Gain on discharge of pre-petition obligations and fresh-start adjustments	—	1,101,453 (1)	—		—	—		—
(Loss) income from continuing operations before income taxes, equity income (losses) in affiliates and minority interest	(5,395)	1,022,651	(207,852)		(368,355)	(237,540)		(229,851)
Income tax (provision) benefit	(1,752)	10,901	(13,284	) (2)	6,330	(322,422	) (2)	40,096
(Loss) income from continuing operations before equity income (losses) in affiliates and minority interest	(7,147)	1,033,552	(221,136)		(362,025)	(559,962)		(189,755)
Equity (losses) income in affiliates (3)	(5,447)	(2,796)	46,654		(51,153)	(76,280)		(66,677)
Minority interest	(2,667)	126	135		20	(226)		461
(Loss) income from continuing operations	(15,261)	1,030,882	(174,347)		(413,158)	(636,468)		(255,971)
(Loss) income from discontinued operations, net of taxes	—	—	(2,348)		18,803	57,566		61,252
Gain on sale of discontinued operations, net of taxes	—	13,967	—		—	—		—
(Loss) income before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(15,261)	1,044,849	(176,695)		(394,355)	(578,902)		(194,719)
Cumulative effect of change in accounting principle, net of taxes	—	—	—		(1,970)	(890,309	) (4)	(1,741)
Extraordinary gain on acquisition of minority interest	—	—	—		13,615	—		—
Net (loss) income	(15,261)	1,044,849	(176,695)		(382,710)	(1,469,211)		(196,460)
Preferred dividends	—	—	—		(6,719)	(89,186)		(80,743)
Net (loss) income applicable to common stockholders	(15,261)	1,044,849	(176,695)		(389,429)	(1,558,397)		(277,203)
Basic and diluted (loss) earnings per share:
Continuing operations	$(0.76)	$23.37	$(3.96)		$(9.58)	$(19.47)		$(10.40)
Discontinued operations	—	0.32	(0.05)		0.43	1.55		1.89

Before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(0.76)	23.69	(4.01)		(9.15)	(17.92)		(8.51)
Cumulative effect of change in accounting principle	—	—	—		(0.05)	(23.89)		(0.05)
Extraordinary gain on acquisition of minority interest	—	—	—		0.31	—		—

(Loss) earnings per share	$(0.76)	$23.69	$(4.01)		$(8.89)	$(41.81)		$(8.56)

	Successor
	Registrant	Predecessor Registrant

	For the Period	For the Period
	October 2,	January 1,
	2005 to	2005 to	Years Ended December 31,
	December 31,	October 1,
	2005	2005	2004	2003	2002	2001

Deficiency of earnings to cover fixed charges	$8,062	$65,570	$208,809	$389,218	$337,019	$315,708
Cash flow data:
(Used in) provided by operating activities(5)	(38,531)	(143,827)	66,129	232,653	192,670	169,818
(Used in) provided by investing activities(6)	(5,089)	194,707	906,887	(157,484)	(138,824)	(248,672)
Provided by (used in) equity transactions	—	—	—	3,852	(32,737)	(35,687)
(Used in) provided by financing transactions	120,763	—	(966,887)	(3,313)	(115,122)	(119,555)
Dividends paid per common share	—	—	—	—	—	—

	Successor
	Registrant	Predecessor Registrant

		December 31,
	December 31,
	2005	2004(7)	2003(7)	2002(2)(4)	2001(8)

Balance sheet data:
Cash and cash equivalents	$275,796	$147,773	$141,644	$65,936	$159,949
Total assets	1,678,977	1,218,733	2,463,813	2,692,802	4,426,187
Debt, including current portion	128,191	—	—	2,236,497	2,352,956
Non-current liabilities and minority interest	603,374	84,677	72,932	354,475	272,302
Convertible redeemable preferred stock	—	—	—	125,081	—
Liabilities subject to compromise (see Notes 5 and 11 to the consolidated financial statements)	—	1,916,000	2,921,680	—	—
Shareholders’ equity (deficit)	627,164	(1,044,101)	(855,670)	(354,227)	1,350,868

(1)	In connection with our emergence from Chapter 11 and our adoption of fresh-start accounting on October 1, 2005 we recognized a gain on discharge of pre-petition obligations and fresh-start adjustments of $1.101 billion, related interest expense of $13.2 million related to the holders of claims to be paid in cash and a tax benefit of $15.4 million, each of which is reflected separately in our statement of operations (see Note 4 to the consolidated financial statements).

(2)	2004 includes an $11 million increase to the deferred tax valuation allowance relating to the reversal of deferred tax liabilities arising from the write-off of our investment in Globalstar, L.P.’s $500 million credit facility, upon Globalstar, L.P.’s dissolution in June 2004. 2002 includes an increase in the deferred tax valuation allowance of $390 million, based upon management’s assessment that insufficient positive evidence existed substantiating recoverability of our loss carryforwards and other deferred tax assets (see Note 14 to the consolidated financial statements).

(3)	Our principal affiliate is XTAR. Loral also has investments in joint ventures providing Globalstar service, which are accounted for under the equity method. During 2004, we recorded $47 million of equity income on the reversal of vendor financing liabilities that were non-recourse to SS/L in the event of non-payment by Globalstar, L.P. (see Note 9 to the consolidated financial statements). During 2003, we wrote off our remaining investment of $29 million in Satmex.

(4)	On January 1, 2002, in compliance with the adoption of SFAS 142, we recorded a charge of $890 million to write off all of our goodwill as the cumulative effect of change in accounting principle.

(5)	Cash flow(used in) provided by operating activities includes cash flow from operating activities provided by discontinued operations.

(6)	Cash flow (used in) provided by investing activities includes cash flow provided by (used in) investing activities of discontinued operations.

(7)	As a result of our Chapter 11 filing, our debt obligations, preferred stock obligations and certain other liabilities existing at July 15, 2003, were classified as liabilities subject to compromise on our balance sheets at December 31, 2004 and 2003. These obligations have been extinguished as of the Effective Date (see Note 11 to the consolidated financial statements).

(8)	On December 21, 2001, Loral Orion, Inc. (now known as Loral Skynet Corporation) completed exchange offers and consent solicitations by issuing $613 million principal amount of new senior notes guaranteed by Old Loral and 0.6 million five year warrants to purchase Old Loral common stock in exchange for a total of $841 million principal amount of Loral Orion senior notes due 2007 and senior discount notes due 2007. These obligations have been extinguished as of the Effective Date.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis should be read in conjunction with our consolidated financial statements (the “financial statements”) included in Item 15 of this Annual Report on Form 10-K.

      Loral Space & Communications Inc. (“New Loral”) was formed to succeed the business conducted by its predecessor registrant, Loral Space & Communications Ltd. (“Old Loral”), which emerged from Chapter 11 of the federal bankruptcy laws on November 21, 2005 (the “Effective Date”) pursuant to the terms of the fourth amended joint plan of reorganization of Old Loral and its debtor subsidiaries, as modified (the “Plan of Reorganization”).

      We adopted fresh start accounting as of October 1, 2005, in accordance with Statement of Position No. 90-7, Financial Reporting of Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Accordingly, our financial information disclosed under the heading “Successor Registrant” for the period ended and as of December 31, 2005, is presented on a basis different from, and is therefore not comparable to, our financial information disclosed under the heading “Predecessor Registrant” for the period ended and as of October 1, 2005 (the date we adopted fresh-start accounting) or for prior periods.

      The terms, “Loral,” the “Company,” “we,” “our” and “us,” when used in this report with respect to the period prior to our emergence from Chapter 11, are references to Old Loral, and when used with respect to the period commencing after our emergence, are references to New Loral. These references include the subsidiaries of Old Loral or New Loral, as the case may be, unless otherwise indicated or the context otherwise requires.

      References to full-year 2005 financial information throughout this discussion combine the periods of January 1, 2005 to October 1, 2005 with October 2, 2005 to December 31, 2005. A reconciliation is provided to that effect. Management believes that providing this financial information is the most relevant and useful method for making comparisons to the year ended December 31, 2004.

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

Satellite Services

      Through Loral Skynet Corporation (“Loral Skynet”) we provide satellite capacity and networking infrastructure to our commercial and government customers for a wide range of video and data transmission services, including video and direct-to-home (“DTH”) broadcasting, high-speed data distribution, Internet access, communications and networking services. While we compete with fiber optic cable and other terrestrial delivery systems, primarily for point-to-point applications, Loral Skynet has been able to combine the inherent advantages of each technology to provide its customers with complete end-to-end services. Since FSS satellites remain in a fixed point above the earth’s equator, they are considerably more efficient than terrestrial systems for certain applications, such as broadcast or point-to-multipoint transmission of video and broadband data. A satellite offers instant infrastructure. It can cover large geographic areas, sometimes entire hemispheres, and can not only provide services to populated areas, but can also better serve areas with inadequate terrestrial infrastructures, low-density populations or difficult geographic terrain.

      The satellite services business is capital intensive and the build-out of a satellite fleet requires substantial time and investment. Once these investments are made, however, the costs to maintain and operate the fleet are relatively low. The upfront investments are earned back through the leasing of transponders to customers over the life of the satellite. Given the harsh and unpredictable environment in which the satellites operate, another major cost factor is in-orbit insurance. Annual receipts from this business are fairly predictable because they are derived from an established base of long-term customer contracts and high contract renewal rates.

      On March 17, 2004, we consummated the sale of our North American satellites and related assets to certain affiliates of Intelsat, Ltd. and Intelsat (Bermuda), Ltd. (collectively, “Intelsat”). The North American satellites and related assets sold to Intelsat have been accounted for as a discontinued operation. Commencing on March 18, 2006, Loral Skynet resumed marketing of satellite services to the North American market, a region in which it was precluded from doing business for two years pursuant to the terms of its sale of satellites to Intelsat in March 2004 (see Note 5 to the consolidated financial statements).

      Competition in the satellite services market has been intense in recent years due to a number of factors, including transponder over-capacity in certain geographic regions and increased competition from fiber. This competition has put further pressure on prices already depressed by the telecommunications industry downturn earlier this decade. A stronger economy and an increase in capital available for expanded consumer and enterprise-level services have led to an improvement in demand. Much of Loral Skynet’s remaining available capacity, however, is over geographic regions where the market is characterized by excess capacity, coupled with weak demand, or where regulatory obstacles are such that we find ourselves at a competitive disadvantage versus local operators. Loral Skynet’s growth depends on its ability to successfully market the capacity available on its international fleet of satellites, to differentiate itself from its competition through customized product offerings and its superior customer service and to fund additional satellite acquisitions.

Satellite Manufacturing

      Space Systems/ Loral, Inc. (“SS/ L”) designs and manufactures satellites, space systems and space systems components for commercial and government customers who use the satellites for applications such as fixed satellite services, DTH broadcasting, broadband data distribution, wireless telephony, digital radio, military communications, weather monitoring and air traffic management.

      While its requirement for ongoing capital investment is relatively low, the satellite manufacturing industry is a knowledge-intensive business, the success of which relies heavily on its technological heritage and the skills of its workforce. The breadth and depth of talent and experience resident in SS/ L’s workforce of approximately 1,400 employees is one of our key competitive resources.

      Satellite manufacturers have high fixed costs relating primarily to labor and overhead. Based on its current cost structure, we estimate that SS/ L covers its fixed costs with an average of three to four satellite awards a year depending on the size, power and complexity of the satellite. Cash flow in the satellite manufacturing business, however, tends to be uneven. It takes two to three years to complete a satellite project and numerous assumptions are built into the estimated costs. Cash receipts are tied to the achievement of contract milestones which depend in part on the ability of our subcontractors to deliver on time. In addition, the timing of satellite awards is difficult to predict, contributing to the unevenness of revenue and making it more challenging to align the workforce to the workflow. For example, after an almost two-year absence of orders, SS/ L was awarded contracts for the construction of nine satellites during the period from October 2003 to December 2005.

      Satellites are extraordinarily complex devices designed to operate in the very hostile environment of space. This complexity may lead to unanticipated costs during the design, manufacture and testing of a satellite. SS/ L establishes provisions for costs based on historical experience and program complexity to cover anticipated costs. Since most of SS/ L’s contracts are fixed price, cost increases in excess of the provisions reduce profitability and may result in losses borne solely by SS/ L, which may be material. The highly competitive satellite manufacturing industry is just now recovering from a several-year period when order levels reached an unprecedented low level, resulting in manufacturing over-capacity. Buyers, as a result, have had the advantage over suppliers in negotiating prices, terms and conditions resulting in reduced margins and increased assumptions of risk by SS/ L. SS/ L was further handicapped while it was in Chapter 11, because of buyers’ reluctance to purchase satellites from a company in bankruptcy.

          Bankruptcy Reorganization

      The sustained and unprecedented decline in demand for our satellites and the transponder over-capacity in our satellite services business exacerbated Loral’s already strained financial condition brought on primarily by the investments we had previously made in Globalstar, L.P. and subsequently wrote-off. On July 15, 2003, Old Loral and certain of its subsidiaries (the “Debtor Subsidiaries” and collectively with Old Loral, the “Debtors”) filed voluntary petitions for reorganization (the “Chapter 11 Cases”) under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”). During the ensuing two-and-a-half year period we further increased our emphasis on cash conservation by reducing operating expenses and closely monitoring capital expenditures.

      On August 1, 2005, the Bankruptcy Court entered its Confirmation Order confirming the Plan of Reorganization. On September 30, 2005, the FCC approved the transfer of FCC licenses from Old Loral to New Loral, which represented satisfaction of the last material condition precedent to emergence. The Debtors emerged from their reorganization proceeding under Chapter 11 on November 21, 2005 pursuant to the Plan of Reorganization. Pursuant to SOP 90-7 we adopted fresh-start accounting as of October 1, 2005 (see Notes 2 and 4 to the financial statements).

     Future Outlook

      Following our recent emergence from Chapter 11, we have focused primarily on taking advantage of the years of experience and superior expertise of our professional senior management team to capture opportunities in our markets and maintain an efficient stream-lined operation.

      We have reorganized around SS/ L’s satellite manufacturing operations and Loral Skynet’s international fleet of satellites. We consider these operations to be a viable foundation for the further expansion of our company.

      Construction of Telstar 11N, a powerful new multi-region Ku-band communications satellite, has begun at SS/ L and upon completion will be launched into the 37.5 degree W.L. orbital location. Scheduled to enter service in 2008, Telstar 11N will provide commercial and governmental customers with broadband connectivity within and among the American, European and African regions. Our customers will use Telstar 11N for video distribution and high-speed, IP-based data and voice services.

      Critical success factors for both of our segments include maintaining our reputation for reliability, quality and superior customer service. These factors are vital to securing new customers and retaining current ones. At the same time, we must continue to contain costs, and maximize efficiencies. Loral Skynet is focused on increasing the capacity utilization of its satellite fleet and successfully rolling out new value-added services to its markets, as well as identifying opportunities for fleet expansion. SS/ L is focused on increasing bookings and backlog in 2006, while maintaining the cost efficiencies and process improvements realized over the past several years. In addition, SS/ L must continue to align its direct workforce with the level of awards.

      See Part 1, Item 1 of this Annual Report on Form 10-K, for a complete description of Loral’s businesses, the Chapter 11 Cases and our Plan of Reorganization.

Consolidated Operating Results

      Please refer to Critical Accounting Matters set forth below in this section.

      The following discussion of revenues and Adjusted EBITDA (see Note 20 to the financial statements) reflects the results of our operating business segments for 2005, 2004 and 2003. The balance of the discussion relates to our consolidated results, unless otherwise noted. As previously discussed, we emerged from Chapter 11 on November 21, 2005 and adopted fresh-start accounting as of October 1, 2005. As a result of the adoption of fresh-start accounting, the Successor Registrant’s financial statements are not comparable with the Predecessor Registrant’s financial statements. References to full-year 2005 financial information throughout this discussion combine the periods of January 1, 2005 to October 1, 2005 with October 2, 2005 to December 31, 2005. A reconciliation is provided to that effect. Management believes that presenting the financial information in this way is the most relevant and useful method for making comparisons to the year ended December 31, 2004.

      The sale of our North American satellites and related assets to Intelsat in March 2004, has been accounted for as a discontinued operation, resulting in our historical statements of operations and statements of cash flows reflecting such discontinued operations separately from continuing operations (see Note 5 to the financial statements).

Revenues:

	For the Period	For the Period
	October 2,	January 1,
	2005 to	2005 to	Years Ended December 31,
	December 31,	October 1,
	2005	2005	2005	2004	2003

	(in millions)

Satellite Services	$37.0	$114.5	$151.5	$141.2	$154.3

Revenues from sales-type lease arrangement (see Note 8 to the financial statements)	—	—	—	87.2	—

Satellite Manufacturing	161.8	329.5	491.3	436.6	474.0

Segment revenues	198.8	444.0	642.8	665.0	628.3

Eliminations(2)	(1.6)	(14.8)	(16.4)	(142.9)	(236.3)

Revenues as reported(3)	$197.2	$429.2	$626.4	$522.1	$392.0

Adjusted EBITDA:

	For the Period	For the Period
	October 2,	January 1,
	2005 to	2005 to	Years Ended December 31,
	December 31,	October 1,
	2005	2005	2005	2004	2003

	(in millions)

Satellite Services(4)	$11.5	$39.8	$51.3	$15.6	$7.5

Satellite Services sales-type lease arrangement (see Note 8 to the financial statements)	—	—	—	7.7	—

Satellite Manufacturing(5)	11.8	15.2	27.0	(13.5)	(158.6)

Corporate expenses(6)	(11.0)	(17.3)	(28.3)	(34.9)	(36.0)

Segment Adjusted EBITDA before eliminations	12.3	37.7	50.0	(25.1)	(187.1)

Eliminations(2)	(1.2)	(12.3)	(13.5)	(24.0)	(41.9)

Adjusted EBITDA	$11.1	$25.4	$36.5	$(49.1)	$(229.0)

Reconciliation of Adjusted EBITDA to Net Loss:

	For the Period	For the Period
	October 2,	January 1,
	2005 to	2005 to	Years Ended December 31,
	December 31,	October 1,
	2005	2005	2005	2004	2003

	(in millions)
Adjusted EBITDA	$11.1	$25.4	$36.5	$(49.1)	$(229.0)
Depreciation and amortization(7)	(16.0)	(61.3)	(77.3)	(134.8)	(134.6)
Reorganization expenses due to bankruptcy	—	(31.2)	(31.2)	(30.4)	(25.3)

Operating loss from continuing operations	(4.9)	(67.1)	(72.0)	(214.3)	(388.9)
Gain on discharge of pre-petition obligations and fresh-start adjustments (1)	—	1,101.5	1,101.5	—	—
Interest and investment income	4.1	6.4	10.5	9.9	15.2
Interest expense	(4.4)	(17.2)	(21.6)	(2.9)	(14.1)
Other income (expense)	(0.2)	(0.9)	(1.1)	(0.5)	1.5
Gain on investments	—	—	—	—	17.9
Income tax (provision) benefit	(1.8)	10.9	9.1	(13.2)	6.4
Equity (losses) income in affiliates	(5.4)	(2.8)	(8.2)	46.6	(51.2)
Minority interest	(2.7)	0.1	(2.6)	0.1	—

(Loss) income from continuing operations	(15.3)	1,030.9	1,015.6	(174.3)	(413.2)
Income (loss) from discontinued operations, net of taxes	—	14.0	14.0	(2.4)	18.8

(Loss) income before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(15.3)	1,044.9	1,029.6	(176.7)	(394.4)
Cumulative effect of change in accounting principle	—	—	—	—	(1.9)
Extraordinary gain on acquisition of minority interest	—	—	—	—	13.6
Preferred dividends	—	—	—	—	(6.7)

Net (loss) income applicable to common shareholders	$(15.3)	$1,044.9	$1,029.6	$(176.7)	$(389.4)

(1)	In connection with our emergence from Chapter 11 and our adoption of fresh-start accounting on October 1, 2005 we recognized a gain on discharge of pre-petition obligations and fresh-start adjustments of $1.101 billion, related interest expense of $13.2 million and a tax benefit of $15.4 million, each of which is reflected separately in our statement of operations (see Note 4 to the financial statements).

(2)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/ L for wholly owned subsidiaries and in 2003, the reversal of cumulative satellite manufacturing sales of $83 million and cost of satellite manufacturing of $73 million on a satellite program that was changed to a lease arrangement in the third quarter of 2003 (see Note 8 to the financial statements).

(3)	Includes revenues from affiliates of $4.1 million, $10.0 million, $7.8 million and $27.7 million for the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005 and the years ended December 31, 2004 and 2003, respectively.

(4)	In 2004, includes an impairment charge of $12 million for our Telstar 14/ Estrela do Sul-1 Satellite (see Note 8 to the financial statements).

(5)	Excludes charges of $24 million for 2004, as a result of the settlement of all orbital receivables on satellites sold to Intelsat. This settlement had the effect of reducing future orbital receipts by $25 million, including $15 million relating to a satellite under construction in 2004. Consistent with our internal reporting for satellite manufacturing, this decrease in contract value for the satellite under construction is not being reflected as a decrease in 2004 satellite manufacturing revenues. These charges had no effect on our consolidated results.

	Years Ended December 31,

	2005	2004	2003

	(in millions)
Satellite Manufacturing includes:
Adjusted EBITDA before specific identified charges	$45.1	$10.8	$(21.3)
Accrued warranty obligations	(14.5)	(9.7)	(2.2)
Write-off of long-term receivables due to contract modifications	—	(11.3)	(20.2)
Provisions for inventory obsolescence	(3.6)	(3.3)	(49.5)
Loss on cancellation of deposits	—	—	(23.5)
Accrual for Alcatel settlement	—	—	(13.0)
Loss on acceleration of receipt of long-term receivables	—	—	(10.9)
Valuation allowance on vendor financing receivables	—	—	(10.0)
Settlement of satellite contract dispute	—	—	(8.0)

Satellite Manufacturing segment Adjusted EBITDA before eliminations	$27.0	$(13.5)	$(158.6)

(6)	Represents corporate expenses incurred in support of our operations and for the period October 2, 2005 to December 31, 2005 includes $3.9 million of continuing expenses related to the run out of bankruptcy related matters, which after the adoption of fresh-start accounting are classified as corporate expenses.

(7)	Includes additional depreciation expense of $9 million and $14 million for 2004 and 2003, respectively, due to accelerating the estimated end of depreciable life of our Telstar 11 satellite to June 2004 from March 2005.
2005 Compared with 2004 and 2004 Compared with 2003

Revenues from Satellite Services

				% Increase
				(Decrease)
	Years Ended
	December 31,			2005	2004
				vs.	vs.
	2005	2004	2003	2004	2003

	(in millions)
Revenues from Satellite Services	$152	$141	$154	7%	(8)%
Revenues from sales-type lease arrangement	—	87	—
Eliminations	(5)	(5)	(7)	—	29%

Revenues from Satellite Services as reported	$147	$223	$147	(34)%	51%

      Revenues from Satellite Services before revenues from sales-type lease arrangements and eliminations increased $11 million in 2005 compared to 2004, driven by a number of factors: $6 million in increased volume from Telstar 18 which was in service for all of 2005 versus only four months of 2004, a $6 million increase in revenues from other satellites in our fleet, plus $5 million for customers for which revenue is recognized on a cash basis. Offsetting these contributions was a $6 million decrease in revenues from Intelsat in connection with the discontinued operations of the North American fleet. In 2004, we recognized $87 million of revenues from a sales-type lease arrangement for satellite capacity (see Note 8 to the financial statements). Eliminations primarily consist of revenues from leasing transponder capacity to Satellite Manufacturing. As a result, revenues for Satellite Services as reported decreased $76 million in 2005 as compared to 2004.

      Revenues from Satellite Services as reported increased $76 million in 2004 as compared to 2003, primarily because of the $87 million of revenues recognized in connection with the sales-type lease arrangement for satellite capacity (see Note 8 to the financial statements) and from higher customer lease termination and settlement fees of $7 million. This was offset by a $17 million decrease in transponder and network utilization and a $2 million decrease due to lower rates for services.

     Revenues from Satellite Manufacturing

				% Increase
				(Decrease)
	Years Ended
	December 31,			2005	2004
				vs.	vs.
	2005	2004	2003	2004	2003

	(in millions)

Revenues from Satellite Manufacturing	$491	$437	$474	13%	(8)%

Eliminations	(11)	(137)	(229)	91%	40%

Revenues from Satellite Manufacturing as reported	$480	$300	$245	61%	22%

      Revenues from Satellite Manufacturing before eliminations increased by $54 million in 2005 as compared to 2004. Revenues in 2005 include $165 million of revenues from new satellite awards of $824 million in 2005 and $326 million of revenues from existing backlog. Revenues in 2004 include $57 million of revenues from new satellite awards of $385 million in 2004 and $380 million of revenues from existing backlog. Eliminations consist primarily of revenues from satellites under construction by SS/L for Satellite Services, and in 2004 include satellites under construction which have been completed. As a result, revenues from Satellite Manufacturing as reported increased $180 million in 2005 as compared to 2004.

      Revenues from Satellite Manufacturing before eliminations decreased by $37 million in 2004 as compared to 2003, primarily resulting from a $213 million decrease in revenues from satellite programs nearing completion under the percentage of completion method, offset by a $167 million increase in revenues from new satellite orders received in 2003 and a $9 million decrease in write-offs of long-term receivables due to contract modifications. Eliminations consist primarily of revenues from satellites under construction by SS/L for Satellite Services, and, in 2003, include the reversal of $83 million of cumulative sales on a satellite program that was changed to a lease arrangement in 2003 (see Note 8 to the financial statements). As a result, revenues from Satellite Manufacturing as reported increased $55 million in 2004 as compared to 2003.

          Cost of Satellite Services

				% Increase
				(Decrease)
	Years Ended
	December 31,			2005	2004
				vs.	vs.
	2005	2004	2003	2004	2003

	(in millions)

Cost of Satellite Services includes:

Cost of Satellite Services before specific identified charges	$59	$65	$85	(10)%	(23)%

Depreciation and amortization	61	112	107	(44)%	4%

Impairment charge for Telstar 14/ Estrela do Sul-1 satellite	—	12	—

Cost of sales-type lease arrangement	—	80	—

Cost of Satellite Services	$120	$269	$192	(55)%	40%

Cost of Satellite Services as a % of Satellite Services revenues as reported	82%	121%	130%

      Cost of Satellite Services was $26 million and $94 million for the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005, respectively, totaling $120 million for 2005. Cost of Satellite Services before specific identified charges decreased $6 million in 2005 as compared to 2004, primarily because external satellite capacity costs declined $7 million and headcount and other costs declined $4 million. These decreases were partially offset by an increase in satellite insurance expense of $3 million due to higher premiums and higher ground operations costs of $2 million. Depreciation and amortization expense decreased by $51 million in 2005 as compared to 2004, primarily resulting from a reduction of $42 million related to our Telstar 11 satellite which was fully depreciated in 2004 and the net effect of the fair value adjustments in connection with the adoption of fresh-start accounting on October 1, 2005. Depreciation and amortization for 2005 includes reduced charges of depreciation and amortization of $7 million for fixed assets and a $1 million credit for amortization of intangibles primarily resulting from the adoption of fresh-start accounting. In 2004, we incurred $80 million of costs for a sales-type lease arrangement and recognized an impairment charge of $12 million for the Telstar 14/ Estrela do Sul-1 satellite and related assets to reduce the carrying values to the expected proceeds from insurance of $250 million (see Note 8 to the financial statements). As a result, cost of Satellite Services decreased $149 million in 2005 as compared to 2004.

      Cost of Satellite Services before specific identified charges decreased $20 million in 2004 as compared to 2003, primarily due to reduced external satellite capacity costs of $10 million, lower costs of $5 million due to headcount and other cost reductions and decreased insurance costs of $5 million primarily resulting from non-renewal of insurance for Telstar 11 in the fourth quarter of 2003 and from the lower premium on renewal for Telstar 10/ Apstar IIR due to changes to coverage, offset by the insurance cost for Telstar 18 which commenced service at the beginning of September 2004. Depreciation and amortization expense increased $5 million in 2004 as compared to 2003, primarily resulting from higher depreciation expense of $12 million for our Telstar 14/Estrela do Sul-1 satellite which commenced service at the end of March 2004 and our Telstar 18 satellite, offset in part by a reduction of $6 million due to our Telstar 11 satellite being fully depreciated in 2004 and a reduction of $1 million due to the timing of assets placed in service and assets that became fully depreciated. In 2004, we incurred $80 million of costs for a sales-type lease arrangement and recognized an impairment charge of $12 million for the Telstar 14/Estrela do Sul-1 satellite and related assets to reduce the carrying values to the expected proceeds from insurance of $250 million (see Note 8 to the financial statements). As a result, cost of Satellite Services increased $77 million in 2004 as compared to 2003.

          Cost of Satellite Manufacturing

				% Increase
				(Decrease)
	Years Ended
	December 31,			2005	2004
				vs.	vs.
	2005	2004	2003	2004	2003

	(in millions)

Cost of Satellite Manufacturing includes:

Cost of Satellite Manufacturing before specific identified charges	$396	$271	$330	46%	(18)%

Depreciation and amortization	15	23	27	(34)%	(16)%

Accrued warranty obligations	15	10	2	50%

Write-off of long-term receivables due to contract modifications	—	11	20		(44)%

Provisions for inventory obsolescence	4	3	50

Loss on cancellation of deposits	—	—	24

Accrual for Alcatel settlement	—	—	13

Loss on acceleration of receipt of long-term receivables	—	—	11

Valuation allowance on vendor financing receivables	—	—	10

Settlement of satellite contract dispute	—	—	8

Reversal of costs on a satellite program changed to a lease	—	—	(73)

Cost of Satellite Manufacturing	$430	$318	$422	36%	(25)%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	90%	106%	172%

      Cost of Satellite Manufacturing was $139 million and $291 million for the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005, respectively, totaling $430 million for 2005. Cost of Satellite Manufacturing increased $112 million in 2005 as compared to 2004. The Cost of Satellite Manufacturing before specific identified charges increased $125 million in 2005 as compared to 2004, primarily due to the increase in sales for the period, partially offset by the effect of improved factory performance. The Cost of Satellite Manufacturing increase was also offset by lower depreciation and amortization expense of $8 million primarily resulting from the effects of reduced capital spending and the adoption of fresh-start accounting on October 1, 2005. Depreciation and amortization for the Successor Registrant includes a $5 million credit due to amortization of contract valuation adjustments, partially offset by a $3 million amortization charge for intangibles established in connection with the adoption of fresh-start accounting.

      Cost of Satellite Manufacturing decreased $104 million in 2004 as compared to 2003. Cost of Satellite Manufacturing before specific identified charges decreased $59 million in 2004 as compared to 2003, primarily due to lower overall volume as satellite programs neared completion under the percentage of completion method and lower costs due to headcount reductions, offset in part by $141 million of increased costs for the satellite orders received in the fourth quarter of 2003. Cost of Satellite Manufacturing also decreased in 2004 as compared to 2003, due to lower depreciation expense of $4 million primarily resulting from reduced capital spending and the charges incurred in 2003 as compared to those in 2004, as detailed in the above table. These decreases were partially offset by the reversal of $73 million of costs on a satellite program that was changed to a lease arrangement in 2003 (see Note 8 to the financial statements).

          Selling, General and Administrative Expenses

				% Increase
				(Decrease)
	Years Ended
	December 31,			2005	2004
				vs.	Vs.
	2005	2004	2003	2004	2003

	(in millions)
Selling, general and administrative expenses	$116	$119	$142	(2)%	(16)%
% of revenues as reported	19%	23%	36%
      Selling, general and administrative expenses were $37 million and $79 million for the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005 respectively, totaling $116 million for 2005. The decrease of $3 million in selling, general and administrative expenses in 2005 as compared to 2004, was primarily due to lower headcount and employee related expenses and other cost reductions at Satellite Services of $7 million and lower corporate expenses of $2 million, partially offset by higher Satellite Manufacturing bid and proposal costs of $4 million and the inclusion of $4 million of continuing expenses related to the run out of bankruptcy related matters in General and Administrative expenses after the adoption of fresh-start accounting.
      Selling, general and administrative expenses decreased by $23 million in 2004 as compared to 2003. The primary reductions for Satellite Services were decreased bad debt expense of $10 million and lower headcount and employee related expenses of $4 million. The primary reductions for Satellite Manufacturing were lower research and development costs of $3 million, professional fees of $4 million and sales and marketing costs of $1 million.
     Reorganization Expenses Due to Bankruptcy

				% Increase
				(Decrease)
	Year Ended
	December 31,		July 15, 2003 to	2005	2004
			December 31,	vs.	vs.
	2005	2004	2003	2004	2003

	(in millions)
Reorganization Expenses Due to Bankruptcy	$31	$30	$25	3%	20%
      Reorganization expenses due to bankruptcy increased $1 million in 2005 as compared to 2004 primarily as a result of higher professional fees of $11 million which was mostly due to professional fees associated with the Equity Committee that was appointed by the United States Trustee for the Southern District of New York on March 29, 2005 and extensive legal fees associated with the confirmation hearings and vendor settlement gains of $6 million recorded in 2004. These increases were partially offset by lower 2005 employee retention costs of $11 million and lower severance costs of $4 million. After the adoption of fresh-start accounting on October 1, 2005, continuing expenses related to the run out of bankruptcy related matters are recorded in General and Administrative expenses (see Note 13 to the financial statements).
      Reorganization expenses due to bankruptcy increased $5 million in 2004 as compared to 2003 primarily as a result of higher professional fees of $5 million, higher employee retention costs and severance costs of $10 million and facility closing costs of $2 million in 2004, partially offset by lease rejection claims of $6 million in 2003 and vendor settlement gains of $6 million in 2004.
     Gain on Discharge of Pre-petition Obligations and Fresh-start Adjustments
      As a result of our emergence from Chapter 11 and adopting fresh-start accounting, we recognized a gain of $1.101 billion, excluding interest expense of $13 million and a tax benefit of $15 million, in 2005 (see Note 4 to the financial statements).

     Interest and Investment Income

	Years Ended
	December 31,

	2005	2004	2003

	(in millions)

Interest and investment income	$11	$10	$15

      Interest income is primarily derived from our orbital incentives on satellites in orbit manufactured by SS/L.

     Interest Expense

	Years Ended
	December 31,

	2005	2004	2003

	(in millions)

Interest cost before capitalized interest	$22	$4	$28

Capitalized interest	—	(1)	(14)

Interest expense	$22	$3	$14

      Interest cost before capitalized interest increased $18 million in 2005 as compared to 2004, primarily due to $13 million of interest expense relating to payments to pre-petition creditors in accordance with our Plan of Reorganization and $3 million of interest expense recognized on the Loral Skynet 14% senior secured notes issued in connection with our Plan of Reorganization.

      Interest expense decreased $11 million in 2004 as compared to 2003, primarily attributable to the fact that subsequent to our voluntary petitions for reorganization on July 15, 2003, we stopped recognizing and paying interest on all outstanding prepetition debt obligations (except our secured bank debt, for which a portion of interest expense is included in discontinued operations) and preferred stock. Capitalized interest decreased to $1 million in 2004, which was due to us no longer incurring interest expense on our secured bank debt that we repaid in March 2004. Interest cost was minimal while we were in Chapter 11.

     Other Income (Expense)

      Other income (expense) represents gains and (losses) on foreign currency transactions.

Gain on Investments

      During 2003, we realized an $18 million gain from the sale of all 59 million shares of common stock of Sirius Satellite Radio Inc. received by us in settlement of the vendor financing owed to SS/ L by Sirius.

Income Tax (Provision) Benefit

      During 2005, 2004 and 2003, we continued to maintain the 100% valuation allowance that had been established at December 31, 2002 against our net deferred tax assets. However, upon emergence from bankruptcy in 2005, we reversed our valuation allowance relating to $2.0 million of deferred tax assets for AMT credit carryforwards. The valuation allowance was $337.3 million at December 31, 2005 and $336.9 million at October 1, 2005. If, in the future we were to determine that we will be able to realize all or a portion of the benefit from our deferred tax assets, a reduction to the valuation allowance as of October 1, 2005 will first reduce goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital.

      For 2005, we recorded a current tax provision of $7.0 million and a deferred tax benefit of $16.1 million, resulting in a net benefit of $9.1 million on pre-tax income of $1.017 billion, which included a gain on discharge of pre-petition obligations and fresh-start adjustments of $1.101 billion. For 2004, we recorded a current tax provision of $1.1 million and a deferred tax provision of $12.2 million, resulting in a total provision of $13.3 on a pre-tax loss of $208 million. For 2003, we recorded a current tax provision of $1.0 and a deferred tax benefit of $7.3 million, resulting in a net benefit of $6.3 million on a pre-tax loss of $368 million.

      The increase to our current provision for 2005 as compared to 2004 and 2003 was primarily attributable to additional foreign income taxes, primarily Brazil on our lease income from Estrela do Sul-1, and accruals of tax contingency reserves for potential audit issues.

      In connection with our emergence from bankruptcy, Old Loral realized cancellation of debt income (“COD”) on its federal income tax return of approximately $439 million. COD realized while in bankruptcy is excluded from federal taxable income. We are required to reduce certain of our tax attributes, and to the extent sufficient attributes are not available on a separate company basis, reduce the tax basis in our assets, by an amount equal to the COD excluded by Old Loral from its taxable income. This adjustment resulted in a reduction to our deferred tax assets and the related valuation allowance. Also, as part of our fresh-start accounting and plan of reorganization adjustments, we recognized a net income tax benefit of $15.4 million, which includes a net deferred tax benefit of $16.5 million. See Notes 4 and 14 to the financial statements.

      For 2004, the deferred income tax provision of $12.1 million related to an additional valuation allowance which was required when we reversed the following deferred tax liabilities from accumulated other comprehensive loss: (i) With the dissolution of Globalstar on June 29, 2004, we wrote-off the remaining book value of our investment in Globalstar’s $500 million credit facility and reduced to zero the unrealized gains and related deferred tax liabilities previously reflected in accumulated other comprehensive loss. The reversal of this deferred tax liability resulted in a net deferred tax asset of $11.4 million against which we recorded a full valuation allowance. (ii) We also reduced the balance for certain deferred gains on derivative transactions and the related deferred tax liability included in accumulated other comprehensive loss. The reversal of this deferred tax liability also resulted in a net deferred tax asset of $0.7 million against which we recorded a full valuation allowance. See Notes 6 and 9 to the financial statements.

      For 2003, the deferred income tax benefit of $7.3 million related to an $11.0 million reclassification of a tax provision to income from discontinued operations partially offset by a provision of $3.7 million for certain foreign entities.

Equity Income (Losses) in Affiliates

	Years Ended December 31,

	2005	2004	2003

	(in millions)

XTAR	$(8.1)	$0.1	$(0.2)

Satmex	—	—	(51.7)

Globalstar and Globalstar service provider partnerships	(0.1)	46.5	0.7

	$(8.2)	$46.6	$(51.2)

      XTAR commenced commercial operations in 2005 with the launch of its satellite in February 2005. The increase in equity losses in XTAR in 2005 represents our share of higher XTAR losses incurred in connection with its start-up, as well as, the elimination of profit related to the construction of the Spainsat satellite by SS/L for Hisdesat, which was successfully launched on March 11, 2006.

      In connection with Globalstar, L.P.’s dissolution in June 2004, we recorded equity income of $47 million relating to Globalstar, L.P. on the reversal of vendor financing that was non-recourse to SS/ L in the event of non-payment by Globalstar, L.P. During 2004, we did not provide for our allocated share of net losses of Satélites Mexicanos, S.A. de C.V. (“Satmex”), due to our write-off of our remaining investment in Satmex in 2003. Our equity losses in Satmex in 2003 of $52 million include the write-off of our remaining investment in Satmex of $29 million (see Note 9 to the financial statements).

Minority Interest
      Minority interest increased in 2005 as compared with 2004, as a result of the $3 million dividend accrual for the Loral Skynet Series A preferred stock issued in connection with our Plan of Reorganization (see Note 15 to the financial statements).

Discontinued Operations
      Discontinued operations represents the revenues and expenses of the North American satellites and related assets sold to Intelsat on March 17, 2004 and includes a portion of interest expense on our secured bank debt through March 18, 2004 (see Interest Expense above). As a result of the resolution of contingencies, primarily relating to the completion of the Intelsat Americas 8 (Telstar 8) satellite, we have recognized in our 2005 statement of operations the previously deferred gain on the sale of $14 million, net of taxes of $2 million.
      In 2004, the results of the discontinued operations are for the period from January 1, 2004 to March 17, 2004, the date of the sale and includes the write-off of approximately $11 million of debt issue costs to interest expense relating to our secured debt that was repaid and $9 million of income in the fourth quarter of 2004 from the settlement of an insurance claim for a satellite that was sold. For the purpose of this presentation, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), all indirect costs normally associated with these operations are included in continuing operations. These indirect costs include telemetry, tracking and control, access control, maintenance and engineering, selling and marketing and general and administrative (see Note 5 to the financial statements).

Cumulative Effect of Change in Accounting Principle
      On July 1, 2003, we adopted SFAS 150, and as a result, recorded a charge of $2 million for the amortization of expenses incurred on the issuance of our preferred stock from their issuance dates through June 30, 2003, that were not previously amortized, as a cumulative effect of change in accounting principle.

Extraordinary Gain on Acquisition of Minority Interest
      As a result of receiving Alcatel’s minority interest in CyberStar, L.P. on June 30, 2003 (as part of a settlement arrangement with Alcatel, see Note 3 to the financial statements), we recognized an extraordinary gain of $14 million, which represents the extinguishment of the minority interest liability less the fair value of the acquired net assets.

Preferred Dividends
      Preferred dividends decreased $7 million in 2004 as compared to 2003 primarily attributed to the fact that subsequent to our voluntary petitions for reorganization on July 15, 2003, we stopped recognizing dividends on our preferred stock.

Backlog
      Backlog as of December 31, 2005 and 2004, was as follows (in millions):

	2005	2004

Satellite Services	$453	$544
Satellite Manufacturing	815	483

Total backlog before eliminations	1,268	1,027
Satellite Services eliminations	(20)	(33)
Satellite Manufacturing eliminations	—	(12)

Total backlog	$1,248	$982

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

Fresh-Start Accounting

      In connection with our emergence from Chapter 11 we adopted fresh-start accounting as of October 1, 2005, which requires all of our assets and liabilities to be stated at estimated fair value. We engaged an independent appraisal firm to assist in determining such fair values (see Note 4 to the financial statements). Significant judgment is exercised by both the appraisal firm and by management in estimating the fair values. We expect to finalize these fair values in the first half of 2006, as additional information becomes available.

Revenue recognition

      Most of our Satellite Manufacturing revenue is associated with long-term fixed-price contracts. Revenue and profit from satellite sales under these long-term contracts are recognized using the cost-to-cost percentage of completion method, which requires significant estimates. We use this method because reasonably dependable estimates can be made based on historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates include forecasts of costs and schedules, estimating contract revenue related to contract performance (including estimated amounts for penalties, performance incentives and orbital incentives that will be received as the satellite performs on orbit) and the potential for component obsolescence in connection with long-term procurements. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. Provisions for losses on contracts are recorded when estimates determine that a loss will be incurred on a contract at completion. Under firm fixed-price contracts, work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred in connection with the contract; accordingly, favorable changes in estimates in a period will result in additional revenue and profit, and unfavorable changes in estimates will result in a reduction of revenue and profit or the recording of a loss that will be borne solely by us.

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

Billed receivables, vendor financing and long-term receivables

      We are required to estimate the collectibility of our billed receivables, vendor financing and long-term receivables. A considerable amount of judgment is required in assessing the collectibility of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. Charges for (recoveries of) bad debts recorded to the income statement on billed receivables during the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to December 31, 2005 and for the years ended December 31, 2004, and 2003 were $1.0 million, $(2.9) million, $(2.1) million and $7.2 million, respectively. At December 31, 2005 and 2004, billed receivables were net of allowances for doubtful accounts of $5.5 million and $6.4 million, respectively. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial condition, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are re-evaluated periodically.

Inventories

      Inventories are reviewed for estimated obsolescence or unusable items and, if appropriate, are written down to the net realizable value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those we project, additional inventory write-downs may be required. These are considered permanent adjustments to the cost basis of the inventory. Charges for inventory obsolescence recorded to the income statement during the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005 and for the years ended December 31, 2004, and 2003 were $1.5 million, $2.1 million, $3.3 million and $49.5 million, respectively.

Evaluation of Satellites and Other Long-Lived Assets For Impairment

      We periodically evaluate potential impairment loss relating to our satellites and other long-lived assets, when a change in circumstances occurs, by assessing whether the carrying amount of these assets can be recovered over their remaining lives through future undiscounted expected cash flows generated by those assets (excluding financing costs). If the expected undiscounted future cash flows are less than the carrying value of the long-lived asset, an impairment charge would be recorded based on such asset’s estimated fair value. Changes in estimates of future cash flows could result in a write-down of the asset in a future period. Estimated future cash flows could be impacted by, among other things:

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

Taxation

      New Loral, as a Delaware company, is subject to U.S. federal, state and local income taxation on its worldwide income. Prior to the Effective Date, Old Loral, as a Bermuda company, was subject to U.S. taxation on any income that was effectively connected with the conduct of a U.S. trade or business as well as a withholding tax on dividends and interest received from its U.S. subsidiaries. Our U.S subsidiaries continue to be subject to U.S. taxation on their worldwide income and foreign taxes on certain income from sources outside the United States. Our foreign subsidiaries are subject to taxation in local jurisdictions.

      We use the liability method in accounting for taxes whereby income taxes are recognized during the year in which transactions enter into the determination of financial statement income or loss. Deferred taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying statutory tax rates in effect for the year during which the differences are expected to reverse. We assess the recoverability of our deferred tax assets and, based upon this analysis, record a valuation allowance against the deferred tax assets to the extent recoverability does not satisfy the “more likely than not” recognition criteria in SFAS 109. Based upon this analysis, we concluded during the fourth quarter of 2002 that, due to insufficient positive evidence substantiating recoverability, a 100% valuation allowance should be established for our net deferred tax assets. As of December 31, 2005, we had gross deferred tax assets of approximately $558.8 million, which when offset by our deferred tax liabilities of $234.4 million and our valuation allowance of $337.3 million, resulted in a net deferred tax liability of $12.9 million on our consolidated balance sheet.

      For the period October 2, 2005 to December 31, 2005, we continued to maintain the 100% valuation allowance against our net deferred tax assets, other than the $2.0 million asset for our AMT credit carryforwards, increasing the valuation allowance at October 1, 2005 of $336.9 million by $0.4 million to a balance of $337.3 million at December 31, 2005. We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal. If, in the future we were to determine that we will be able to realize all or a portion of the benefit from our deferred tax assets, a reduction to the valuation allowance as of October 1, 2005 will first reduce goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital.

      Our policy is to establish tax contingency liabilities for potential audit issues. The tax contingency liabilities are based on our estimate of the probable amount of additional taxes that may be due in the future. Any additional taxes due would be determined only upon completion of current and future federal, state and international tax audits. At December 31, 2005, the Company had $41.8 million and $0.4 million of tax contingency liabilities included in long-term liabilities and income taxes payable, respectively. At December 31, 2004, the Company had $38.9 million of tax contingency liabilities included in liabilities subject to compromise (see Notes 3, 11 and 14 to the financial statements).

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

      The discount rate is subject to change each year, consistent with changes in applicable high-quality long-term corporate bond indices, such as the Moody’s AA Corporate Bond Index. The discount rate determined on this basis was 5.75% as of December 31, 2005, a decline of 25 basis points from December 31, 2004. This had the effect of increasing our accumulated benefit obligations (“ABO”) for pensions by $10.7 million and for other employee benefits by $2.3 million as of December 31, 2005, as compared with December 31, 2004 .

      The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the plan’s projected benefit obligation, asset mix and the fact that its assets are actively managed to mitigate risk. Allowable investment types include equity investments and fixed income investments. Pension plan assets are managed by Russell Investment Corp. (“Russell”), which allocates the assets into specified Russell-designed funds as we direct. Each specified Russell fund is then managed by investment managers chosen by Russell. The targeted short and long-term allocation of our pension plan assets is 60% in equity investments and 40% in fixed income investments. Based on this target allocation, the fifteen-year historical return of our investment managers has been 10.5%. The expected long-term rate of return on plan assets determined on this basis was 9.0% for 2005, 2004 and 2003.

      These pension and other employee postretirement benefit costs are expected to decrease to approximately $20 million in 2006 from $24 million in 2005, primarily due to reduced amortization expense as a result of the recognition of cumulative actuarial losses in connection with our adoption of fresh-start accounting on October 1, 2005. Lowering the discount rate, and the expected long-term rate of return each by 0.5%, would have increased these pensions and other employee postretirement benefits costs by approximately $2.1 million and $1.2 million, respectively, in 2005.

      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”) requires a federal subsidy for sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. These subsidy payments will first be payable to plan sponsors in 2006. In May 2004, the FASB released Financial Accounting Standards Board Position 106-2 (“FSP 106-2”) to provide guidance on accounting and disclosure requirements related to MMA. We adopted FSP 106-2 effective as of the beginning of the fourth quarter of 2004, the earliest the required actuarial information was available. As a result of the adoption of FSP 106-2 our net periodic cost for 2005 and the fourth quarter of 2004 was reduced by $1.1 million and $0.2 million, respectively, and we estimate that it will reduce the 2006 net periodic cost by

$0.7 million. The accumulated benefit obligation was reduced by $8.1 million and $6.7 million as of December 31, 2005 and 2004, respectively.

      The ABO for the pension plan exceeded the fair value of plan assets by $120 million at December 31, 2005 (the “unfunded ABO”). This was primarily due to the negative returns on the pension funds in previous years arising from the overall decline in the equity markets, and a decline in the discount rate used to estimate the pension liability as a result of declining interest rates. Therefore, Loral was previously required to establish a minimum liability and record an additional $19.0 million during 2004, for a total charge to equity of $88.3 million as of December 31, 2004, for the unfunded ABO, to the extent not already reflected as a liability. As a result of the adoption of fresh-start accounting as of October 1, 2005, we increased our recorded liability by $78 million, net of the charge to equity previously recorded, offset by a reorganization adjustment of $19 million due to a reduction of certain benefits. The ABO was measured using a discount rate of 5.75% as of December 31, 2005 and October 1, 2005 and 6.0% as of December 31, 2004. Lowering the discount rate by 0.5% would have increased the ABO by approximately $21 million. Market conditions and interest rates significantly affect future assets and liabilities of Loral’s pension plans.

Stock-Based Compensation

      Effective October 1, 2005, in connection with our adoption of fresh-start accounting, we adopted the fair value method of accounting for stock options for all options granted by us after October 1, 2005 pursuant to the prospective method provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123R”). We use the Black-Scholes-Merton option-pricing model to measure fair value of these stock option awards. This is the same method we used in prior years for disclosure purposes. The Black-Scholes-Merton model requires us to make significant judgments regarding the assumptions used within the model, the most significant of which are the stock price volatility assumption, the expected life of the option award, the risk-free rate of return and dividends during the expected term. We emerged from bankruptcy on November 21, 2005, and as a result, we do not have sufficient stock price history upon which to base our volatility assumption. In determining the volatility used in our model, we considered the volatility of the stock prices of selected companies in the satellite industry, the nature of those companies, our emergence from bankruptcy and other factors in determining our stock price volatility. For 2005, we used a stock price volatility assumption of 27%. We based our estimate of the average life of a stock option of 4.75 years using the midpoint between the vesting and expiration dates as allowed by SEC Staff Accounting Bulletin No. 107 based upon the vesting period of 4 years and the option term of seven years. Our risk-free rate of return assumption for options granted in 2005, of 4.4%, was based on the quoted yield for five-year U.S. treasury bonds as of the date of grant (see Note 15 to the financial statements). We assumed no dividends during the expected term.

      Prior to October 1, 2005, we followed the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”) an amendment of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). We accounted for stock-based compensation for employees using the intrinsic value method (as defined below) as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under APB 25, no compensation expense was recognized for employee share option grants because the exercise price of the options granted equalled the market price of the underlying shares on the date of grant (the “intrinsic value method”).

Deferred Compensation

      Pursuant to the Plan of Reorganization we entered into deferred compensation arrangements for certain key employees that vest generally over four years and expire after seven years. The initial deferred compensation awards were calculated by multiplying $9.44 by the number of stock options granted to these key employees (see Note 15 to the financial statements). We are accreting the liability by charges to income over the vesting period. The deferred compensation cost charged against income, net of estimated forfeitures, was $0.2 million for the period October 2, 2005 to December 31, 2005. As of December 31, 2005, there was an additional $6.6 million of unrecognized deferred compensation (not including an additional $5.8 million for which recognition of the awards were delayed to 2006) that will be charged to income over the remaining vesting period. The value of the deferred compensation fluctuates depending on stock price performance, within a defined range, and vesting will accelerate if there is a change of control as defined.

Goodwill and Other Intangible Assets

      Goodwill represents the amount by which the Company’s reorganization equity value exceeded the fair value of its tangible assets and identified intangible assets less its liabilities allocated in accordance with the provisions of SFAS 141 as of December 31, 2005. Pursuant to the provisions of SFAS 142, goodwill is not amortized and is subject to an annual impairment test which we perform in the fourth quarter of each fiscal year. Our 2005 test of goodwill impairment did not result in any goodwill impairment.

      Intangible assets consist primarily of backlog, internally developed software and technology, orbital slots, trade names and customer relationships all of which were recorded in connection with the adoption of fresh-start accounting. We used the work of an independent appraiser to assist us in determining the fair value of our intangible assets. The fair values were calculated using several approaches that encompassed the use of excess earnings, relief from royalty and the build-up methods. The excess earnings, relief from royalty and build-up approaches are variations of the income approach. The income approach, more commonly known as the discounted cash flow approach, estimates fair value based on the cash flows that an asset can be expected to generate over its useful life. Identifiable intangible assets with finite useful lives are generally amortized on a straight-line basis over the estimated useful lives of the assets (see Note 10 to the financial statements).

Contingencies

      Contingencies by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss, if any. The most important contingencies affecting our financial statements are detailed in Note 19 to the financial statements, Commitments and Contingencies.

Liquidity and Capital Resources

Cash and Available Credit

      As of December 31, 2005, we had $276 million of available cash and $12 million of restricted cash ($2 million included in other current assets and $10 million included in other assets on our consolidated balance sheet). The Company believes that cash as of December 31, 2005 and net cash provided by operating activities will be adequate to meet its expected cash requirement through at least the next 12 months.

      Cash required to pay the remaining claims from the Plan of Reorganization and the expenses associated with completing the reorganization activity, in the aggregate approximately $54 million, will be paid from existing cash on hand.

      Cash flow from Satellite Services is fairly predictable because it is derived from an existing base of long-term customer contracts. The Company believes that the Satellite Services cash flow from operations will be sufficient to provide for its maintenance capital requirements and pay its interest and preferred dividend obligations. Cash required to fund the construction of the Telstar 11N satellite that is not available from operations will be funded from cash on hand within the Company or through financing activity.

      Cash requirements at Satellite Manufacturing are driven primarily by working capital requirements to fund long-term receivables associated with satellite contracts and capital spending required to maintain and expand the manufacturing facility. The Company believes that the Satellite Manufacturing cash flow from operations is sufficient to fund the capital required to maintain the current manufacturing operations and working capital associated with typical satellite contracts. Capital requirements to expand the manufacturing facility beyond its current capabilities, and offer customer financing terms beyond standard terms, will be funded by cash on hand within the Company or through financing activity.

      On November 21, 2005, Loral Skynet completed the sale of $126 million of Senior Secured Notes (the “Loral Skynet Notes”) at par. The Loral Skynet Notes mature on November 15, 2015 and bear interest at

14% payable semi-annually beginning July 15, 2006. No principal payments prior to the maturity date are required. The Loral Skynet Notes are guaranteed by certain of Loral Skynet’s subsidiaries. The obligations of Loral Skynet and the subsidiary guarantors are secured by a first priority lien on certain specified assets of Loral Skynet and the guarantors pursuant to the security agreements entered into on November 21, 2005. The related indenture contains restrictive covenants that limit, subject to certain exceptions, Loral Skynet’s and its subsidiaries’ ability to take certain actions, including restricted payments, incurrence of debt, incurrence of liens, payment of certain dividends or distributions, issuance or sale of capital stock of subsidiaries, sale of assets, affiliate transactions and sale/leaseback and merger transactions. Proceeds from the sale of the Loral Skynet Notes were used to acquire certain satellite services assets from Old Loral and certain of its subsidiaries and to fund certain cash claims in accordance with the Plan of Reorganization (see Note 12 to the financial statements).
      On November 21, 2005 SS/ L entered into an Amended and Restated $20.0 million Letter of Credit Reimbursement Agreement with JP Morgan Chase Bank. As of December 31, 2005, $2.4 million in Letters of Credit were issued and outstanding.
      On March 17, 2004, we repaid all $967 million of our secured bank debt and had no further available credit.
Contractual Obligations and Other Commercial Commitments
      The following tables aggregate our contractual obligations and other commercial commitments as of December 31, 2005 (in thousands).
              Contractual Obligations:

	Payments Due by Period

		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Debt(1)	$126,000	$—	$—	$—	$126,000
Interest on debt(1)	176,106	10,780	35,280	35,280	94,766
Operating leases(2)	123,767	22,225	35,095	26,634	39,813
Unconditional purchase obligations (3)	346,270	285,941	59,270	1,059	—
Other long-term obligations(4)	83,894	28,739	30,774	20,704	3,677

Total contractual cash obligations	$856,037	$347,685	$160,419	$83,677	$264,256

Other Commercial Commitments:

		Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			More than
	Committed	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit(5)	$2,427	$2,427	$—	$—	$—

(1)	Represents cash obligations for principal payments and interest payments on Loral Skynet 14% senior secured notes (see Note 12 to the financial statements for further detail on our debt obligations).

(2)	Represents future minimum payments under operating leases with initial or remaining terms of one year or more, net of sub-lease rentals of $0.3 million.

(3)	SS/ L has entered into various purchase commitments with suppliers due to the long lead times required to produce purchased parts.

(4)	Primarily represents vendor financing related amounts owed to subcontractors and amounts due to APT, representing Loral’s share of the project cost of Telstar 18 and commitments under employment agreements.

(5)	Letters of credit have a maturity of one year and are renewed annually.

Net Cash (Used in) Provided by Continuing Operating Activities
      Net cash used in operating activities for the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005 was $38 million and $144 million, respectively, totaling $182 million for 2005. This was primarily due to $80 million of payments to creditors in connection with our Plan of Reorganization, the reduction in customer advances of $56 million because of continued progress on the related programs and the deferral of billings of $46 million in connection with certain SS/ L contracts (see Note 7 to the financial statements).
      Net cash provided by continuing operating activities for 2004 was $40 million. This was primarily due to an increase in customer advances of $35 million from new satellite programs receipts and a decrease of contracts-in-process of $29 million primarily resulting from net collections on customer contracts, which was offset by the net loss adjusted for non-cash items of $59 million.
     Net Cash Provided by Operating Activities of Discontinued Operations
      Represents the net cash provided from the operations of the North American satellites and related equipment sold.
     Net Cash (Used in) Provided By Investing Activities
      Net cash (used in) provided by investing activities for the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005 was $(5) million and $195 million, respectively, totaling $190 million for 2005, primarily resulting from the insurance proceeds received for our Telstar 14 Satellite.
      Net cash provided by investing activities was $907 million for 2004, primarily resulting from the $954 million of proceeds from the sale of our North American satellites and related assets, net of expenses, offset by capital expenditures for continuing operations of $25 million and capital expenditures for discontinued operations of $11 million, mainly for the construction of satellites, and investments in and advances to affiliates of $6 million, primarily for XTAR.
     Net Cash Provided by (Used in) Financing Activities
      Net cash provided by financing activities for the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005 was $121 million and zero, respectively, totaling $121 million for 2005, representing the debt proceeds from the Loral Skynet Notes (see Note 12 to the financial statements).
      Net cash used in financing activities was $967 million in 2004, resulting from our repayment of our secured bank debt, primarily with the proceeds from the sale of the North America satellites and related assets.
     Other
      During 2005, we contributed $20 million to the qualified pension plan. During 2006, based on current estimates, we expect to contribute approximately $2 million to the qualified pension plan and expect to fund approximately $5 million for other employee post-retirement benefit plans.
     Affiliate Matters
      Loral has made certain investments in joint ventures in the satellite services business that are accounted for under the equity method of accounting (see Notes 9 and 19 to the financial statements for further information on affiliate matters).

      Our consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in millions).

	Successor
	Registrant	Predecessor Registrant

	For the Period	For the Period
	October 2,	January 1,	Years Ended
	2005 to	2005 to	December 31,
	December 31,	October 1,
	2005	2005	2004	2003

Revenues	$4.1	$10.0	$7.8	$27.7
Elimination of Loral’s proportionate share of (profits) losses relating to affiliate transactions	(2.9)	0.6	2.4	4.4
Profits (losses) relating to affiliate transactions not Eliminated	2.3	(0.5)	(1.9)	(3.6)
Commitments and Contingencies
      Our business and operations are subject to a number of significant risks, the most significant of which are summarized in Item 1A — Risk Factors and also in Note 19 to the financial statements, Commitments and Contingencies.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency
      While we were under Chapter 11, SS/ L’s hedges with counterparties (primarily yen denominated forward contracts) were cancelled, leaving SS/ L vulnerable to foreign currency fluctuations in the future. The inability to enter into forward contracts exposed SS/ L’s future revenues, costs and cash associated with anticipated yen denominated receipts and payments to currency fluctuations. As of December 31, 2005, SS/ L had the following amounts denominated in Japanese Yen (which have been translated into U.S. dollars based on the December 31, 2005 exchange rate) that were unhedged (in millions):

	Japanese Yen	U.S.$

Future revenues	¥324	$2.7
Future expenditures	2,178	18.5
Contracts-in-process (unbilled receivables)	69	0.6
      At December 31, 2005, SS/ L also had future expenditures in EUROs of 119,389 ($141,410 U.S.) that were unhedged.
      Loral does not enter into foreign currency transactions for trading or speculative purposes. We attempt to limit our exposure to credit risk by executing foreign contracts with high-quality financial institutions. A discussion of our accounting policies for derivative financial instruments is included in the notes to Loral’s consolidated financial statements.

Interest
      The Company issued long-term fixed rate debt at its Loral Skynet Corporation subsidiary upon emergence from bankruptcy. Since all of these instruments are at a fixed rate, the Company does not have any exposure to changes in interest rates. Accordingly, the Company does not actively manage its interest rate risk through the use of derivatives or other financial instruments.
      As of December 31, 2005, the carrying value of the Company’s long-term debt was $128.2 million with related debt issuance costs of $6.2 million which is reflected in Other Assets on our Consolidated Balance Sheet. The fair value of such debt was $153.4 million and is based on the last market trade of 2005 as reported on Bloomberg for the Loral Skynet Corporation 14% Senior Notes. The Loral Skynet Notes mature in 2015 and have an effective interest rate of 14.6%. A hypothetical adverse change in interest rates of 100 basis points would not have had any effect on interest related to the Loral Skynet Notes, as the interest rate on the notes is fixed at 14%.
      As a result of emergence from Chapter 11 filing, all remaining $1.049 billion principal amount of our unsecured debt obligations at December 31, 2004 was extinguished and was included in liabilities subject to compromise as of December 31, 2004. As of December 31, 2004, the carrying value of our debt obligations was $1.3 billion and its fair value was $475 million. The fair value of our debt obligations is based on quoted market prices for obligations with long-term or fixed interest rates.

Item 8.	Financial Statements and Supplementary Data
      See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2005, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

Changes in Internal Controls Over Financial Reporting
      There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      To the Shareholders of Loral Space & Communications Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Loral Space & Communications Inc. and its subsidiaries (collectively, the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of December 31, 2005 (Successor Registrant balance sheet) and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the period from October 2, 2005 to December 31, 2005 (Successor Registrant operations) and the period from January 1, 2005 to October 1, 2005 (Predecessor

Registrant operations) of the Company and our report dated March 28, 2006 expressed an unqualified opinion on those financial statements and financial statement schedules and included explanatory paragraphs which indicate that (1) the Company adopted fresh-start reporting pursuant to American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, as of October 1, 2005 and as a result, the consolidated financial statements of the Successor Registrant are presented on a different basis than those of the Predecessor Registrant and, therefore, are not comparable and (2) the Company changed its method of accounting for stock-based compensation to adopt the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
/s/ DELOITTE & TOUCHE LLP
New York, NY
March 28, 2006

Item 9B.	Other Information

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

      Loral has three classes of directors, with the term of the initial Class 1 directors expiring at the first annual meeting of stockholders after the Effective Date, the term of the initial Class 2 directors expiring at the second annual meeting of stockholders after the Effective Date, and the term of the initial Class 3 directors expiring at the third annual meeting of stockholders after the Effective Date. Thereafter, each director will serve for a term of three years from the date of his election. The following sets forth information concerning Loral’s directors as of March 10, 2006.

Michael B. Targoff

Age:	61

Director Since:	November 2005

Class:	Class II

Business Experience:	Mr. Targoff is Chief Executive Officer of Loral since March 1, 2006 and Vice Chairman of Loral since November 21, 2005. Prior to that, Mr. Targoff was founder and principal of Michael B. Targoff & Co.

Other Directorships:	Chairman of the Board and Chairman of the Audit Committee of Communication Power Industries, a director and Chairman of the Audit Committee of Leap Wireless International, Inc. and a director of ViaSat, Inc.

Sai S. Devabhaktuni

Age:	34

Director Since:	November 2005

Class:	Class III

Business Experience:	Mr. Devabhaktuni is a managing principal of MHR Fund Management LLC and affiliates.

Hal Goldstein

Age:	40

Director Since:	November 2005

Class:	Class III

Business Experience:	Mr. Goldstein is a co-founder and managing principal of MHR Fund Management LLC and affiliates.

Other Directorships:	Director of GF Health Products Inc.

John D. Harkey, Jr.

Age:	45

Director Since:	November 2005

Class:	Class I

Business Experience:	Mr. Harkey is Chairman and Chief Executive Officer of Consolidated Restaurant Companies, Inc.

Other Directorships:	Director and member of the Audit Committees of Leap Wireless International, Inc., Energy Transfer Partners, L.L.C. and Pizza Inn.

Dean Olmstead

Age:	50

Director Since:	November 2005

Class:	Class II

Business Experience:	Mr. Olmstead is President of Arrowhead Global Solutions, Inc. and founder and Chairman of Satellite Development LLC since October 2004. From November 2001 to September 2004, Mr. Olmstead was President and Chief Executive Officer of SES Americom and a member of the SES Global Executive Committee. Prior to that, he was a member of the SES Astra Management Committee.

Other Directorships:	Chairman of the Board of Satellite Development LLC (dba BBSat)

Mark H. Rachesky, M.D.

Age:	47

Director Since:	November 2005

Class:	Class III

Business Experience:	Dr. Rachesky is non-executive Chairman of the Board of Directors of Loral since March 1, 2006. Dr. Rachesky is a co-founder and President of MHR Fund Management LLC and affiliates

Other Directorships:	Director of Leap Wireless International, Inc., Neose Technologies, Inc., NationsHealth Inc. and Emisphere Technologies, Inc.

Arthur L. Simon

Age:	74

Director Since:	November 2005*

Class:	Class I

Business Experience:	Mr. Simon is an independent part-time consultant.

Other Directorships:	Director and member of the Audit and Governance Committees of L-3 Communications Corporation

      The Plan of Reorganization provided that the initial composition of the Board of Directors would be comprised of Mr. Schwartz (who retired from Loral on March 1, 2006), Mr. Targoff, two persons designated by Mr. Schwartz and five persons designated by the creditors’ committee appointed in the Chapter 11 Cases of Old Loral. Mr. Simon, along with Mr. Robert Hodes, a director of Old Loral, were selected by Mr. Schwartz, and Messrs. Devabhaktuni, Goldstein, Harkey, Olmstead and Rachesky were selected by the creditors’ committee. Mr. Hodes resigned from the Board of Directors on February 28, 2006. As provided in Loral’s Certificate of Incorporation, the vacancies on the Board resulting from Mr. Schwartz’s retirement and Mr. Hodes’ resignation will be filled by the Board of Directors.

*	Prior to November 21, 2005, Mr. Simon served as a director of Old Loral.

Audit Committee

      The Board of Directors has a standing Audit Committee, the current members of which are Messrs. Harkey and Simon. Mr. Simon is the Chairman of the Committee. Mr. Targoff was a member of the Audit Committee between November 21, 2005 and February 9, 2006, when he resigned after agreeing to become Chief Executive Officer on March 1, 2006 upon Mr. Schwartz’s retirement. The Board of Directors has determined that Mr. Simon meets the requirements of a financial expert within the meaning of Section 401(h) of Regulation S-K because of, among other things, Mr. Simon’s business experience as a former partner of Coopers & Lybrand L.L.P., Certified Public Accountants. The Board of Directors has further determined that all members of the committee are independent, within the meaning of Schedule 14A under the Exchange Act, and that Mr. Harkey’s service on the audit committees of three other companies does not impair his ability to effectively serve on our Audit Committee.

      In March 2006, the Company received a NASDAQ Staff Deficiency Letter indicating that, as a result of the appointment of Mr. Targoff as Chief Executive Officer of the Company and his related resignation from the Company’s Audit Committee, the Company was not in compliance with NASDAQ’s audit committee requirements which require listed companies to have audit committees composed of at least three independent directors. The NASDAQ letter further indicated that the Company has a cure period until the earlier of the Company’s next annual stockholders’ meeting or February 9, 2007 to regain compliance. The Company is currently considering the composition of its Audit Committee and intends to appoint a third independent member thereto within the specified cure period.

Executive Officers of the Registrant

      The following table sets forth information concerning the executive officers of Loral as of March 10, 2006.

Name	Age	Position

Michael B. Targoff	61	Chief Executive Officer since March 1, 2006; Vice Chairman of the Board of Directors since November 2005. Prior to that, founder of Michael B. Targoff & Co.

Eric J. Zahler	55	President and Chief Operating Officer since November 2005. President and Chief Operating Officer of Old Loral since February 2000.

Richard J. Townsend	55	Executive Vice President and Chief Financial Officer since November 2005. Executive Vice President and Chief Financial Officer of Old Loral since March 2003. Prior to that, Senior Vice President and Chief Financial Officer of Old Loral since October 1998.

Patrick K. Brant	54	Vice President since November 2005. President of Loral Skynet since November 2005 and President of Loral Skynet, a division of Loral SpaceCom, since August 2004. Senior Vice President of Iridium Satellite LLC from July 2004 to August 2004. From June 2003 to July 2004 consultant and prior to that, Chief Operating Officer of Loral Skynet since 1999.

C. Patrick DeWitt	59	Vice President since November 2005. Vice President of Old Loral since January 2002. President of SS/L since November 2001. Prior to that, Executive Vice President of SS/L since 1996.

Avi Katz	47	Vice President, General Counsel and Secretary since November 2005. Vice President, General Counsel and Secretary of Old Loral since November 1999.

Richard P. Mastoloni	41	Vice President and Treasurer since November 2005. Vice President and Treasurer of Old Loral since February 2002. Prior to that, Vice President since September 2001 and Assistant Treasurer since August 2000.

Harvey B. Rein	52	Vice President and Controller since November 2005. Vice President and Controller of Old Loral since April 1996.

      In addition to being officers and directors of Old Loral and certain of its subsidiaries which filed in July 2003 voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code, Messrs. Zahler, Townsend, Katz, Mastoloni and Rein either currently serve or have previously served as executive officers of Globalstar and certain of its subsidiaries, Loral/ Qualcomm Satellite Services, L.P., the managing general partner of Globalstar, its general partner, Loral/ Qualcomm Partnership, L.P., and certain of Loral’s subsidiaries that served as general partners of Loral/ Qualcomm Partnership, L.P.

Procedure for Stockholder Nominations of Directors

      As provided in Loral’s Amended and Restated Bylaws, nominations of persons for election to the Board of Directors may be made at a meeting of stockholders only (a) pursuant to the Company’s notice of meeting (or any supplement thereto), (b) by or at the direction of the Board of Directors or any committee thereof or (c) by any stockholder of the Company who was a stockholder of record when the notice of proposed nomination is delivered to the Company, who is entitled to vote at the meeting and who complies with the notice procedures set forth in the bylaws. Only such persons who are nominated in accordance with the procedures set forth in the bylaws are eligible to be selected at an annual or special meeting of stockholders of the Company to serve as directors. For a complete description of the procedure for stockholder nominations of directors, see the Company’s Amended and Restated Bylaws, filed as Exhibit 3.2 to this Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act, requires our executive officers, directors and persons who own more than 10% of our common stock, to file reports with the SEC. An initial distribution of New Loral common stock pursuant to the Plan of Reorganization occurred on December 7, 2005. Based solely on a review of the copies of reports furnished to us, Loral believes that during 2005, all filing requirements were met on a timely basis.

Code of Ethics

      Loral has adopted a Code of Ethics for all of its employees, including all of its executive officers. This Code of Ethics is available on Loral’s web site at www.loral.com. Any amendments or waivers to this Code of Ethics with respect to Loral’s principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) will be posted on such web site. One may also obtain, without charge, a copy of this Code of Ethics by contacting our Investor Relations Department at (212) 338-5347.

Item 11.	Executive Compensation

Executive Compensation

      The following table summarizes the compensation paid to the named executive officers set forth below (“NEOs”). For the period prior to November 21, 2005, such compensation was paid by Loral SpaceCom pursuant to a management agreement with Old Loral. Subsequent to that period, the compensation of the NEOs was paid by New Loral.

							Long Term
							Compensation
		Annual Compensation
								Securities
						Other	Restricted	Underlying
Name &						Annual	Stock	Stock	All Other
Principal Position	Year	Salary		Bonus		Compensation	Awards	Options	Compensation(b)

Bernard L. Schwartz,

Chairman of the Board of	2005	$1,869,214		$1,043,051		$0		0	$32,560
Directors and Chief	2004	$1,518,767	(c)	$0		$0		0	$32,380

Executive Officer(a)	2003	$292,150	(c)	$0		$42,763 (d)		0	$32,200
Eric J. Zahler, President	2005	$1,232,308		$648,960		$0		120,000	$466,806
and Chief Operating	2004	$1,142,308		$480,000		$0		0	$191,626

Officer	2003	$1,000,000		$400,000		$0		0	$53,946
Richard J. Townsend,
Executive Vice President	2005	$870,831		$470,063		$0		85,000	$351,795
and Chief Financial	2004	$838,462		$360,000		$0		0	$131,615

Officer	2003	$770,000		$360,000		$0		0	$21,435
C. Patrick DeWitt, Vice
President and President	2005	$476,415		$391,000		$0		75,000	$133,112
of Space Systems/	2004	$447,435		$271,109		$0		0	$139,305

Loral, Inc.	2003	$426,675		$0	(e)	$0		0	$14,751
Avi Katz, Vice President,	2005	$433,901		$227,785		$0		50,000	$168,156
General Counsel and	2004	$420,390		$170,000		$0		0	$66,726

Secretary	2003	$400,404		$150,000		$0		0	$15,921

(a)	Mr. Schwartz retired from Loral effective March 1, 2006.

(b)	For 2005, includes (i) annual Board of Directors fee from Old Loral in the amount of $25,000 to each of Messrs. Schwartz and Zahler, (ii) Company matching contributions to the Savings Plan in the amount of $7,560 for each of Messrs. Schwartz, Zahler, Townsend and Katz and $8,112 for Mr. DeWitt and (iii) the value of supplemental life insurance premiums in the amounts of $21,746, $14,235 and $8,721 for Messrs. Zahler, Townsend and Katz, respectively. Also includes payments of $412,500, $330,000, $125,000 and $151,875 to Messrs. Zahler, Townsend, Dewitt and Katz, respectively, under Old Loral’s Key Employee Retention Plan (“KERP”) approved by the Bankruptcy Court in December 2003.

(c)	At Mr. Schwartz’s request, Old Loral’s Compensation Committee agreed to amend his employment agreement to provide for no base salary for the twelve-month period commencing March 1, 2003. Salary paid in 2003 is for the period of January 1, 2003 through February 28, 2003. Salary paid in 2004 is for the period March 1, 2004 through December 31, 2004.

(d)	Represents the aggregate incremental cost to Old Loral for use of Old Loral’s corporate jet by Mr. Schwartz.

(e)	Mr. DeWitt received a $125,000 payment under the KERP in 2004 in lieu of his 2003 bonus.

Employment Contracts, Change in Control and Other Compensation Arrangements

      As of the November 21, 2005, the effective date of the Plan of Reorganization, (i) Loral entered into employment agreements with Bernard L. Schwartz and the following NEOs (the “Loral Executives”): Avi Katz, Richard J. Townsend and Eric J. Zahler; and (ii) SS/ L entered into an employment agreement with its President, C. Patrick DeWitt.

Bernard L. Schwartz

      Effective March 1, 2006, Mr. Schwartz retired from all officer and director positions he held with the Company and its subsidiaries and affiliates, including his positions as Chairman of the Board and Chief Executive Officer of the Company. Accordingly, the Company has no further obligations to Mr. Schwartz under his employment agreement. The following is a summary of the terms of Mr. Schwartz’s employment agreement in effect prior to his retirement.

      Pursuant to Mr. Schwartz’s employment agreement, Mr. Schwartz was employed as the Chief Executive Officer and Chairman of the Board of Directors of the Company. Absent his retirement, the term of Mr. Schwartz’s employment agreement would have expired on November 21, 2006.
      Under his agreement, Mr. Schwartz was entitled to receive an annual base salary of $1,887,875, which would have been subject to increase, effective April 22, 2006, by a percentage at least equal to the percentage change during 2005 in the Annual Average All Items Index of the U.S. City Average Consumer Price Index for All Urban Consumers, as published the U.S. Bureau of Labor Statistics. The employment agreement also provided that Mr. Schwartz was a participant in the Management Incentive Bonus Program of Loral, with a target annual bonus of forty-two and one-half percent (42.5%) of his annual salary. Mr. Schwartz was entitled to participate in any benefit plans provided generally to similarly situated employees. In addition, Loral was required to obtain life insurance coverage for Mr. Schwartz equal to the lesser of $11,000,000 or the maximum amount of death benefit that could be obtained for an annual premium of $300,000. Pursuant to this provision of the agreement, prior to Mr. Schwartz’s retirement, Loral obtained a one-year life insurance policy for Mr. Schwartz with a death benefit of $10,000,000 at a premium of $291,000.
      Upon Mr. Schwartz’s death or permanent disability during the contract term, Mr. Schwartz would have been entitled to, among other payments, his accrued and unpaid bonus for the preceding year, a pro rated annual bonus for the year in which such death or permanent disability occurred, and in the case of his death, salary through the end of the month.
      In the event that, during the contract term, Mr. Schwartz’s employment were to have been terminated by Loral without “cause” or Mr. Schwartz would have resigned for “good reason” (as such terms are defined in his employment agreement), Mr. Schwartz would have been entitled to a severance payment, in a lump sum, of $2,000,000, plus the remaining base salary he would have earned had he remained employed through the end of the contract term. In addition, Mr. Schwartz would have been entitled to any accrued and unpaid annual bonus for the preceding year and a prorated annual bonus for the year in which any such termination of employment occurred. Mr. Schwartz would also have been entitled to coverage under Loral’s medical, dental and life insurance in effect immediately prior to such termination until the first anniversary of such termination or, if earlier, the date he commenced new employment and were eligible for comparable benefits. Mr. Schwartz’s severance payments and benefits would have been contingent upon the execution of a release. Mr. Schwartz was not entitled to and did not receive any of these severance benefits because he voluntarily retired from the Company.
      During the term of Mr. Schwartz’s employment with Loral and for a twelve-month period following a termination of employment during the term of the agreement, Mr. Schwartz is restricted from (i) engaging in competitive activities, (ii) directly or indirectly soliciting current and certain former employees of Loral or any of its affiliates and (iii) knowingly soliciting, directly or indirectly, any customers or suppliers within the twelve-month period prior to such termination of employment to terminate or diminish their relationship with Loral or any of its affiliates. In addition, Mr. Schwartz may not disclose confidential information of Loral.
      SS/ L and Loral Skynet guaranteed the payment and performance of Loral’s obligations under the employment contract with Mr. Schwartz.
      The above description of Mr. Schwartz’s employment agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the agreement attached to this report as Exhibit 10.9.

Michael B. Targoff
      As noted above, on March 1, 2006, Michael B. Targoff became the Chief Executive Officer of Loral. On March 28, 2006, Loral entered into an employment agreement with Mr. Targoff.
      Pursuant to Mr. Targoff’s employment agreement, Mr. Targoff is employed as the Chief Executive Officer and Vice Chairman of the Board of Directors of Loral. The term of Mr. Targoff’s employment agreement will expire on December 31, 2010.

      Under his agreement, Mr. Targoff is entitled to receive an annual base salary of $950,000, which is subject to annual review by the Board of Directors. The employment agreement also provides that Mr. Targoff will participate in the Management Incentive Bonus Program of Loral, with a target annual bonus of one hundred twenty-five percent (125%) of his base salary.
      In addition to the initial stock option award Mr. Targoff received in December as a member of the Board of Directors, his employment agreement provides for the grant of an option (the “New Option”) to purchase an additional 825,000 shares of Loral common stock with a per-share exercise price equal to $26.915, the fair market value of one share of common stock on the date of grant. The New Option is subject to the approval by the stockholders of Loral of an amendment to our 2005 Stock Incentive Plan to increase the number of shares of our common stock available under the plan. We plan to submit the amendment of the plan to our stockholders for approval at an annual or special meeting of stockholders. The New Option will not be valid unless and until the plan amendment is approved by our stockholders. The New Option will vest over a four-year period with the first 12 1/2% vesting immediately, an additional 25% vesting on the next three anniversaries of the grant date and the remaining 12 1/2 % vesting on the fourth anniversary of the grant date; provided, however, that no portion of the New Option (whether vested or not) will be exercisable prior to the date of stockholder approval of the amendment to our 2005 Stock Incentive Plan. Mr. Targoff’s employment agreement also provides for an additional equity award to be granted in 2008, having an economic value comparable to one-half the value of the New Option, provided Mr. Targoff has earned his target bonus for the 2006 and 2007 fiscal years. Mr. Targoff is also entitled to participate in any benefit plans provided generally to similarly situated employees.
      Upon Mr. Targoff’s death or disability during the contract term, Mr. Targoff will be entitled to, among other payments, his accrued and unpaid bonus for the preceding year, a pro rated annual bonus for the year in which such death or permanent disability occurs, and, in the case of his death, salary through the end of the month. In addition, a portion of Mr. Targoff’s unvested options and deferred compensation account will become vested and, in the event of his death, his dependents will be entitled to continued medical, prescription drug and dental insurance coverage through the end of the term.
      In the event, during the contract term, Mr. Targoff’s employment is terminated by Loral without “cause” or Mr. Targoff resigns for “good reason” (as such terms are defined in his employment agreement), Mr. Targoff will be entitled to a severance payment, in a lump sum, equal to two (2) times the sum of his base salary and annual bonus (for the preceding year); provided, however, that if the amendment to the 2005 Stock Incentive Plan has not been approved and there is a change in control of Loral, as defined in his employment agreement, Mr. Targoff may terminate employment for good reason and receive a severance payment equal to the value of his base salary and annual bonus for the remainder of the term. In addition, Mr. Targoff will be entitled to any accrued and unpaid annual bonus for the preceding year and a prorated annual bonus for the year in which any such termination of employment occurs. Mr. Targoff and his dependents will also be entitled to coverage under Loral’s medical, dental and life insurance in effect immediately prior to such termination for eighteen (18) months following such termination, or until he commences new employment and becomes eligible for comparable benefits. In addition, all of Mr. Targoff’s stock options, deferred compensation account and any other equity award then held by Mr. Targoff will become fully vested. Mr. Targoff’s severance payments and benefits are contingent upon the execution of a release.
      Mr. Targoff’s employment agreement also provides for a tax gross-up payment to Mr. Targoff in the event that he becomes subject to any parachute payment excise taxes under Section 280G of the Internal Revenue Code.
      During the term of Mr. Targoff’s employment with Loral and for a twelve-month period (or twenty-four (24) months following a change in control of Loral) following a termination of employment, Mr. Targoff is restricted from (i) engaging in competitive activities, (ii) directly or indirectly soliciting current and certain former employees of Loral or any of its affiliates and (iii) knowingly soliciting, directly or indirectly, any customers or suppliers within the twelve-month period prior to such termination of employment to terminate or diminish their relationship with Loral or any of its affiliates. In addition, Mr. Targoff may not disclose confidential information of Loral.

      Mr. Targoff’s employment agreement also provides for the reimbursement of his attorney’s fees in connection with the negotiation of the employment agreement and a tax gross-up payment to cover his taxes for any such reimbursement.

      Loral Skynet and SS/ L guarantee the payment and performance of Loral’s obligations under the employment contract with Mr. Targoff.

      The above description of Mr. Targoff’s employment agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the agreement attached to this report as Exhibit 10.10.

Other Named Executive Officers

      Each of the employment agreements with the Loral Executives and the employment agreement with Mr. C. Patrick DeWitt (Mr. DeWitt, together with the Loral Executives, the “Executives” and each an “Executive”) are substantially identical.

      Each of the employment agreements with the Executives is for an initial term of two years and sets forth the Executive’s position and duties, annual salary, target annual bonus opportunity, and entitlement to an initial stock option grant (as summarized in the table below). In addition, each Executive is entitled to participate in employee benefits generally provided to similarly situated employees.

			Target
			Annual
			Bonus as a
			Percentage	Initial Option
Executive	Position	Annual Salary	of Salary	Grant

Eric J. Zahler	President and Chief Operating Officer	$1,248,000	40.0	120,000

Richard J. Townsend	Executive Vice President and Chief Financial Officer	$881,920	41.0	85,000

C. Patrick DeWitt	Vice President, and President of SS/L	$485,040	50.0	75,000

Avi Katz	Vice President, General Counsel and Secretary	$438,048	40.0	50,000

      Upon any Executive’s termination of employment on account of death or permanent disability during the contract term, such Executive is entitled to, among other payments, (i) such Executive’s accrued and unpaid bonus for the preceding year, (ii) a pro rated annual bonus for the year of termination, (iii) accelerated vesting of stock options that would have vested on the next vesting date, and (iv) in the case of such Executive’s death, salary through the end of the month of his death.

      In the event that, during the contract term, an Executive’s employment is terminated by Loral without “cause” or the Executive resigns for “good reason” (as such terms are defined in the employment contract), the Executive will be entitled to a severance payment, in a lump sum, of the greater of (i) a specified percentage of the Executive’s 2003 salary, plus one week’s pay for each year of service with Loral and Old Loral (“Base Severance Amount”), or (ii) the salary the Executive would have earned from the date the Executive terminates employment through November 21, 2007. The Base Severance Amount for each of the Executives as of November 21, 2005, is as follows: Mr. Zahler ($1,750,000), Mr. Townsend ($1,400,000), Mr. Katz ($708,750) and Mr. DeWitt ($425,040). Each Executive will also be entitled to any accrued and unpaid annual bonus for the preceding year and a prorated annual bonus for the year in which any such termination of employment occurs, and to be fully vested in all outstanding stock options and deferred compensation relating thereto. In addition, the Executive will be entitled to coverage under Loral’s medical, dental and life insurance plans in effect immediately prior to such termination until the earlier of (i) the expiration of a period determined by dividing the Executive’s lump sum severance payment by the Executive’s monthly salary rate and (ii) the date the Executive commences new employment and is eligible for comparable benefits. Severance payments and benefits are contingent upon the execution of a release.

      During the term of an Executive’s employment agreement and for a twelve-month period following a termination of employment during the term of the agreement, each Executive is restricted from (i) engaging in competitive activities, (ii) directly or indirectly soliciting current and certain former employees of Loral or any of its affiliates and (iii) knowingly soliciting, directly or indirectly, any customers or suppliers within the twelve-month period prior to such termination of employment to terminate or diminish their relationship with Loral or any of its affiliates. In addition, the Executives may not disclose confidential information of Loral.

      Loral Skynet and SS/ L guarantee the payment and performance obligations of Loral under the employment agreements for the Loral Executives.

      The above description of the Executives’ employment agreements is not intended to be complete and is qualified in its entirety by reference to the full text of the agreements attached to this report as Exhibits 10.11 through 10.14.

Other Arrangements

      Prior to 2005, the Company established a Supplemental Life Insurance Plan for certain key employees including Messrs. Zahler, Townsend, DeWitt and Katz. For Messrs. Zahler, Townsend, DeWitt and Katz, the Plan is funded with “universal” life insurance policies with death benefit amounts of $1,500,000, $1,000,000, $250,000 and $1,000,000, respectively.

Option Grants in Last Fiscal Year

      In December 2005, Loral granted an aggregate of 1,390,452 stock options to all employees. The following table presents the number of such options issued to the NEOs.

	Individual Grants

			% of Total
	Number of		Options
	Securities		Granted to			Grant Date
	Underlying		Employees in	Exercise or		Present Value $
Name	Options Granted		Fiscal Year	Base Price	Expiration Date	(a)

Bernard L. Schwartz	—		—	—	—	—

Eric J. Zahler	120,000	(b)(c)	8.63%	$28.441	December 21, 2012	$818,400

Richard J. Townsend	85,000	(b)(c)	6.11%	$28.441	December 21, 2012	$579,700

C. Patrick DeWitt	75,000	(b)(c)	5.39%	$28.441	December 21, 2012	$511,500

Avi Katz	50,000	(b)(c)	3.60%	$28.441	December 21, 2012	$341,000

(a)	Option grant date present value is calculated using the Black-Scholes-Merton method assuming: (1) a risk-free rate of return of 4.4%; (2) a 48-month vesting schedule; (3) expected volatility of the market price of the common stock of 27%; (4) a seven-year option term; and (5) an expected option life of 4.75 years. These assumptions are the same assumptions used to determine stock-based compensation expense included in the Company’s financial statements for 2005.

(b)	One-fourth of such options vests on November 21, 2006 and one-fourth of such options vest on each successive anniversary through November 21, 2009.

(c)	On December 21, 2005, a deferred compensation account was established for each individual crediting such accounts with an amount equal to the number of options granted above multiplied by $9.441 (difference between $19.00 and the market value at December 21, 2005). These deferred compensation awards vest according to the same vesting schedule for the options as described in footnote (b) above.

Option exercises and Year-End Value Table

      There were no option exercises by the NEOs in 2005. The following table presents the year-end values of options held by the NEOs at the end of 2005.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

	Number of Securities		Value of Unexercised In-the-
	Underlying Unexercised		Money Options at Fiscal
	Options at Fiscal Year-End		Year-End

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Bernard L. Schwartz	—	—	—	—

Eric J. Zahler	—	120,000	—	—

Richard J. Townsend	—	85,000	—	—

C. Patrick DeWitt	—	75,000	—	—

Avi Katz	—	50,000	—	—

Pension Plan

      Loral maintains a defined benefit pension plan and trust (the “Pension Plan”) that is qualified under Section 401(a) of the Internal Revenue Code. The Pension Plan provides retirement benefits for eligible employees of Loral and its operating affiliates, including executive officers. Executive officers also participate in a supplemental executive retirement plan (the “SERP”) which provides supplemental retirement benefits to cover certain reductions in retirement benefits under the Pension Plan that are caused by various limitations imposed by the Internal Revenue Code. Loral recognizes all credited service, contributory service and compensation of Old Loral for purposes of these benefits. The benefit formulas differ by operating affiliate. Compensation used in determining benefits under the Pension Plan and SERP includes annual salary and bonus for executives employed by Loral and Loral Skynet and annual salary only for employees of SS/ L. Compensation is the same salary and bonus as disclosed in the summary compensation table except for employees of SS/ L. For these employees, the salary on December 31 is annualized and recognized as compensation for that year.

      The benefit formula for executive officers employed by Loral, such as Messrs. Schwartz, Zahler, Townsend and Katz, for the period ending December 31, 1996 will generally provide an annual benefit equal to the greater of (A) or (B), where (A) equals (i) 1.2% of compensation up to the Social Security Wage Base and 1.45% of compensation in excess of the Social Security Wage Base for each year prior to the calendar year in which a participant completes 15 years of employment, plus (ii) 1.5% of compensation up to the Social Security Wage Base and 1.75% of compensation in excess of the Social Security Wage Base for the calendar year in which the participant has completed 15 years of employment and for each year thereafter; and (B) equals (i) 1.2% of average annual compensation paid during 1992-1996 up to the 1996 Social Security Wage Base and 1.45% of average annual compensation paid during 1992-1996 in excess of the 1996 Social Security Wage Base for each year prior to the calendar year in which a participant completes 15 years of employment, plus (ii) 1.5% of average annual compensation paid during 1992-1996 up to the 1996 Social Security Wage Base and 1.75% of average annual compensation paid during 1992-1996 in excess of the 1996 Social Security Wage Base for the calendar year in which the participant has completed 15 years of employment and for each year thereafter. The benefit for periods subsequent to December 31, 1996 will be based on (A) above. The estimated credited years of service through December 31, 2005 for Messrs. Schwartz, Zahler, Townsend and Katz are 33.75, 13.75, 7.25 and 9.37, respectively.

      For executive officers employed by SS/ L, such as Mr. DeWitt, the benefit formula for contributory service (in which a 1% post-tax contribution is required) provides an annual benefit equal to 1.3% of the final five year average salary times years of contributory service plus 0.45% of final five year average salary over 150% of the Social Security Covered Compensation for each year up to 35 years. The benefit formula for non-contributory service provides an annual benefit of $252 for each year of credited service. (See also the explanation and table below.) The estimated credited years of contributory service through December 31, 2005 for Mr. DeWitt is 24. The estimated credited years of non-contributory service through December 31, 2005 for Mr. DeWitt is 8.25 years. The following table illustrates the amounts of annual retirement benefits that would be payable at normal retirement for executives who are employed by SS/ L. Benefits are shown for various rates of final average salary, assuming that employee contributions were made for the periods indicated.

	Years of Contributory Service

Final Average Salary	10	15	20	25	30	35

$100,000	$14,350	$21,530	$28,700	$35,880	$43,050	$50,230

125,000	18,730	28,090	37,450	46,810	56,180	65,540

150,000	23,100	34,650	46,200	57,750	69,300	80,850

175,000	27,480	41,210	54,950	68,690	82,430	96,160

200,000	31,850	47,780	63,700	79,630	95,550	111,480

225,000	36,230	54,340	72,450	90,560	108,680	126,790

250,000	40,600	60,900	81,200	101,500	121,800	142,100

275,000	44,980	67,460	89,950	112,440	134,930	157,410

300,000	49,350	74,030	98,700	123,380	148,050	172,730

350,000	58,100	87,150	116,200	145,250	174,300	203,350

400,000	66,850	100,280	133,700	167,130	200,550	233,980

450,000	75,600	113,400	151,200	189,000	226,800	264,600

500,000	84,350	126,530	168,700	210,880	253,050	295,230

      The table above shows estimated benefits payable under the Plan and SERP including amounts attributable to employee contributions, determined on a straight life annuity basis. Such estimated benefits shown have been offset by Social Security Covered Compensation.

Annual Benefits

Bernard L. Schwartz

      Bernard L. Schwartz is a participant in the Pension Plan as well as the SERP. Effective April 1, 1997 and prior to March 1, 2004 (the “Suspension Date”), under the minimum distribution rules prescribed by the Internal Revenue Code, Mr. Schwartz began receiving an annual benefit under the Pension Plan and SERP of $2,165,700, determined on a joint and 50% survivor basis. Effective as of the Suspension Date, benefits payable to Mr. Schwartz under the SERP were suspended, but his annual Pension Plan benefit of $166,633 continued. In connection with the Plan of Reorganization, Mr. Schwartz and Loral agreed to amend the SERP to provide for a reduction of Mr. Schwartz’s benefit under the SERP to $250,000 annually (the “Reduced Rate”). This amendment was effective as of the Suspension Date. Pursuant to this amendment, the monthly annuity benefit payable to Mr. Schwartz under the SERP resumed at the Reduced Rate commencing on the first normal monthly benefit payment date under the SERP following November 21, 2005, the date on which Loral emerged from Chapter 11 (the “Resumption Date”). The first such monthly payment included a lump sum payment equal to the benefit amounts owed to Mr. Schwartz under the SERP at the Reduced Rate from the Suspension Date through the Resumption Date. In addition, to the extent that, at the time of his death, Mr. Schwartz has received $1.5 million or more in benefits under the SERP after the Suspension Date (the “Minimum Amount”), neither his estate nor his beneficiaries will be entitled to any post-retirement death benefits or any other benefits under the SERP following Mr. Schwartz’s death. To the extent that Mr. Schwartz has received less than the Minimum Amount from the Suspension Date through the date of his death, following his death his beneficiaries shall be entitled to the post-retirement death benefits provided for under the SERP in an aggregate amount not to exceed the excess of the Minimum Amount over the amount actually received by Mr. Schwartz from the Suspension Date through the date of his death. This amendment relates solely to the participation of and benefits payable to Mr. Schwartz under the SERP and has no effect on the participation of or benefits payable to any other participant under the SERP.

      As a Loral retiree, Mr. Schwartz is entitled to a death benefit under the Loral Retiree Life program. The amount of this benefit at commencement is $686,000 with a 2% monthly reduction until the benefit value attains $382,295. He is eligible to participate in the Loral Retiree Medical Plan.

Other Named Executive Officers
      Messrs. Zahler, Townsend, Katz and DeWitt are participants in the SERP. The projected annual benefit under the Pension Plan and SERP upon retirement is $547,474 for Mr. Zahler, $313,084 for Mr. Townsend, $277,384 for Mr. Katz and $197,280 for Mr. DeWitt. These projected benefits have been computed assuming that (i) employment will be continued until normal retirement, (ii) current levels of creditable compensation continue without increases or adjustments throughout the remainder of the computation period, (iii) Social Security Wage Base increases with an assumed inflation rate, (iv) contributions will continue to be made toward a contributory benefit and (v) payments will be made on a life annuity basis.
Director Compensation
      All directors of New Loral receive an annual fee of $25,000. Directors, other than those who are employees or consultants of the Company, receive a fee of $1,500 for each meeting attended in person and a fee of $1,000 for each telephonic meeting of at least 30 minutes in duration, provided, however, that per meeting fees may be paid for telephonic meetings of less than 30 minutes in duration, if, in the discretion of the Chairman of the Board, meaningful preparation was required in advance of the meeting. Directors, other than those who are employees or consultants of the Company, receive an annual award of 2,000 shares of restricted stock, and the non-executive chairman receives an annual award of 5,000 shares of restricted stock. The restricted stock awards will vest in one-half increments over two years. Directors who are not otherwise employed full-time are also eligible to participate in our medical plan. Awards of restricted stock to the directors are subject to stockholder approval at an annual or special meeting of stockholders to approve an amendment to our 2005 Stock Incentive Plan to increase the number of shares available for grant thereunder.
      Directors who serve on our Audit Committee, Compensation Committee and Nominating Committee receive an annual fee of $5,000, $2,000 and $2,000, respectively, with the chairman of each of those committees receiving an annual fee of $15,000, $5,000 and $5,000, respectively. Committee members also receive a fee of $1,000 for each meeting attended in person and a fee of $500 for each telephonic meeting of at least 30 minutes in duration, provided, however, that per meeting fees may be paid for telephonic meetings of less than 30 minutes in duration, if, in the discretion of the Chairman of the Committee, meaningful preparation was required in advance of the meeting.
      We also reimburse members of our Board of Directors for reasonable travel and other out-of-pocket expenses incurred in attending board and committee meetings.
      Board members of New Loral will be paid in 2006 for meetings held in 2005. Accordingly, Mr. Simon is entitled to a payment of $3,000, Messrs. Harkey, Hodes and Targoff are each entitled to a payment of $2,500 and Dr. Rachesky and Messrs. Devabhaktuni, Goldstein and Olmstead are each entitled to a payment of $2,000 with respect to their participation in board and committee meetings held in 2005. Also, in connection with the Company’s emergence from chapter 11 on November 21, 2005 and Mr. Targoff’s election as non-executive Vice Chairman of the Company on that date, Mr. Targoff was granted, on December 21, 2005, 106,952 seven-year options to purchase common stock of the Company at an exercise price of $28.441 per share and a deferred compensation account having an initial value equal to $9.441 multiplied by the number of options granted. The terms and conditions of these options and the deferred compensation account are described below in “Equity Compensation Plan Not Approved by Security Holders: 2005 Stock Incentive Plan.”
      In 2005, Messrs. Hodes and Simon received $55,000 and $82,500, respectively, in fees for their service on the Board of Directors and committees thereof of Old Loral. In addition, Mr. Hodes received life insurance and medical benefits in the amount of $45,671, of which $42,404 was paid by Old Loral and $3,267 was paid by New Loral. In 2005, Mr. Simon received life insurance benefits from Old Loral in the amount of $12,500.

Indemnification of Directors and Officers

Indemnification Agreements

      As of November 21, 2005, the effective date of the Plan of Reorganization, Loral entered into Officers’ and Directors’ Indemnification Agreements (each, an “Indemnification Agreement”) with the NEOs and other officers of Loral who entered into employment agreements with Loral. In addition, Loral entered into Indemnification Agreements with each director of Loral as of the date such person became a director (each officer and director with an Indemnification Agreement, an “Indemnitee”). The Indemnification Agreement requires Loral to indemnify the Indemnitee if the Indemnitee is a party to or threatened to be made a party to or is otherwise involved in any Proceeding (as that term is used in the Indemnification Agreement), except with regard to any Proceeding by or in the right of Loral to procure a judgment in its favor, against all Expenses and Losses (as those terms are used in the Indemnification Agreement), including judgments, fines, penalties and amounts paid in settlement, subject to certain conditions, actually and reasonably incurred in connection with such Proceeding, if the Indemnitee acted in good faith for a purpose which he or she reasonably believed to be in or not opposed to the best interests of Loral. With regard to Proceedings by or in the right of Loral, the Indemnification Agreement provides similar terms of indemnification; however no indemnification will be made with respect to any claim, issue or matter as to which the Indemnitee shall have been adjudged to be liable to Loral, unless a court determines that the Indemnitee is entitled to indemnification for such portion of the Expenses as the court deems proper, all as detailed further in the Indemnification Agreement. The Indemnification Agreement also requires Loral to indemnify an Indemnitee where the Indemnitee is successful, on the merits or otherwise, in the defense of any claim, issue or matter therein, as well as in other circumstances delineated in the Indemnification Agreement. The indemnification provided for by the Indemnification Agreement is subject to certain exclusions detailed therein. SS/ L and Loral Skynet both guarantee the due and punctual payment of all of Loral’s obligations under the Indemnification Agreement. This brief description of the Indemnification Agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the form of Indemnification Agreement attached as Exhibit 10.15 to this Form 10-K.

      As of November 21, 2005, SS/ L entered into an Officers’ and Directors’ Indemnification Agreement with Mr. DeWitt, its President, attached hereto as Exhibit 10.16 and incorporated by reference herein. The Indemnification Agreement for Mr. DeWitt is substantially identical to the Indemnification Agreement entered into with the Loral officers and directors.

D&O Insurance

      We have purchased insurance from various insurance companies insuring us against obligations we might incur as a result of our indemnification of officers and directors for certain liabilities they might incur, and insuring such officers and directors for additional liabilities for which they might not be indemnified by us. The cost to Loral for the annual insurance premiums covering the period ending November 2006 was approximately $1,548,000.

Compensation Committee Interlocks and Insider Participation

      The Board of Directors has a standing Compensation Committee, consisting of Dr. Mark Rachesky, as Chairman, and Mr. Harkey. None of the members of the Compensation Committee of the Company are present or former officers or employed by the Company or its subsidiaries. Michael B. Targoff was a member of this committee between November 21, 2005 and March 1, 2006, when he resigned after becoming Chief Executive Officer upon Mr. Schwartz’s retirement. Mr. Hodes was a member of the Compensation Committee prior to his resignation on February 28, 2006. The members of the Compensation Committee of the Board of Directors of Old Loral were Donald H. Shapiro, as Chairman, and Arthur L. Simon and Sally Minard. None of the members of the Compensation Committee of Old Loral were present or former officers or employed by Old Loral or its subsidiaries.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table shows, based upon filings made with the Company, certain information concerning persons who may be deemed beneficial owners of 5% or more of the outstanding shares of Loral common stock because they possessed or shared voting or investment power with respect to the shares of Loral common stock:

	Amount and Nature of Beneficial	Percent of
Name and Address	Ownership	Class(1)

Various funds affiliated with MHR Fund Management LLC(2)	7,180,629	35.9%
40 West 57th Street, 24th Floor, New York, NY 10019

MacKay Shields LLC(3)	1,500,122	7.5%
9 West 57th Street, New York, NY 10019

EchoStar Communications Corporation and Charles W. Ergen (4)	1,401,485	7.0%
9601 S. Meridian Blvd., Englewood, Colorado 80112

(1)	Percent of class refers to percentage of class beneficially owned as the term beneficial ownership is defined in Rule 13d-3 under the Exchange Act and is based upon the 20,000,000 shares of Loral common stock issued pursuant to the Plan of Reorganization. An initial distribution of 18,668,177 shares of Loral common stock occurred on December 7, 2005. The remaining balance of the 20,000,000 shares will be distributed in accordance with the Plan of Reorganization upon resolution of disputed claims.

(2)	Information based on a Schedule 13D and Form 3, filed with the SEC on November 30, 2005 and November 22, 2005, respectively, relating to securities held for the accounts of MHR Capital Partners (500) LP (1,040,153 shares), MHR Capital Partners (100) LP (138,927 shares), MHR Institutional Partners II LP (“Institutional Partners II”) (958,132 shares), MHR Institutional Partners IIA, LP (2,413,827 shares), MHR Institutional Partners, LP (2,119,585 shares), MHRA LP (205,073 shares) and MHRM LP (304,932 shares), each a Delaware limited partnership. MHR Advisors LLC, MHR Institutional Advisors II LLC, MHR Institutional Advisors LLC and Institutional Partners II serve as the general partner of one or more of the above-named partnerships and, accordingly, may be deemed to be the beneficial owner of securities held by the partnerships. Similarly, Dr. Mark Rachesky may be deemed to be a beneficial owner of such securities because he is a managing member of each of such general partner entities. According to the Schedule 13D, (i) each of the reporting persons has sole dispositive and voting power with respect to the shares reported and (ii) the total number of shares of Loral common stock described therein represent the number of shares of Loral common stock expected to be issued to the reporting persons pursuant to the Plan of Reorganization.

(3)	Information based solely on a Schedule 13G, filed with the SEC on January 11, 2005, by MacKay Shields LLC. MacKay Shields, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is deemed to be the beneficial owner of such shares as a result of its acting as investment adviser to various clients. According to the Schedule 13G, MacKay Shields has sole voting and dispositive power with respect to all of the shares set forth in the table.

(4)	Information based solely on a Schedule 13G, filed with the SEC on December 19, 2005, by EchoStar Communications Corporation (“EchoStar”) and Charles W. Ergen. The Schedule 13G provides that Mr. Ergen is the beneficial owner of 1,401,485 shares, of which EchoStar owns 1,350,532 of such shares. According to the Schedule 13G, each reporting person has sole voting and dispositive power with respect to the shares of common stock indicated to be held by such person.

     The following table presents the number of shares of Loral common stock beneficially owned by the directors, the NEOs and all directors, NEOs and all other executive officers as a group as of March 10, 2006. Individuals have sole voting and dispositve power over the stock unless otherwise indicated in the footnotes:

	Amount and Nature of Beneficial	Percent of
Name of Individual	Ownership	Class(2)

Bernard L. Schwartz		%

Patrick K. Brant

C. Patrick DeWitt

Sai S. Devabhaktuni

Hal Goldstein

John D. Harkey, Jr

Robert B. Hodes(3)	72	*

Avi Katz

Richard P. Mastoloni

Dean Olmstead

Mark H. Rachesky, M.D.	7,180,629 (1)	35.9%

Harvey Rein

Arthur L. Simon	72	*

Michael B. Targoff	35,961	*

Richard J. Townsend

Eric J. Zahler

All directors, NEOS and other executive officers as a group (16 persons)	7,216,734	36.1%

*	Represents holdings of less than one percent.

(1)	Dr. Rachesky is deemed to be the beneficial owner of 7,180,629 shares of Loral common stock by virtue of his status as a managing principal of various entities affiliated with funds that hold such shares. See discussion in Footnote 2 of the table above.

(2)	Percent of class refers to percentage of class beneficially owned as the term beneficial ownership is defined in Rule 13d-3 under the Securities Exchange Act of 1934 and is based upon the 20,000,000 shares of Loral common stock issued pursuant to the Plan of Reorganization. An initial distribution of 18,668,177 shares of Loral common stock occurred on December 7, 2005. The remaining balance of the 20,000,000 shares will be distributed in accordance with the Plan of Reorganization upon resolution of disputed claims.

(3)	Mr. Hodes resigned from the Board of Directors effective February 28, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Number of
securities
remaining available
	Number of	Weighted-	for future issuance
	securities to be	average exercise	under equity
	issued upon	price of	compensation
	exercise of	outstanding	plans (excluding
	outstanding	options,	securities reflected
	options, warrants	warrants and	in column (a))
Plan Category	and rights (a)	rights (b)	(c)

Equity compensation plans approved by security holders

Equity compensation plans not approved by security holders	1,390,452	$28.441	0

Total	1,390,452	$28.441	0

Equity Compensation Plan Not Approved by Security Holders: 2005 Stock Incentive Plan

      On November 21, 2005, the Loral Space & Communications Inc. 2005 Stock Incentive Plan (the “Stock Incentive Plan”) became effective pursuant to the Plan of Reorganization. The purpose of the Stock Incentive Plan is to attract, retain, motivate and reward employees, directors and other service providers who are providing substantial services to Loral and to promote the creation of long-term value for stockholders of Loral.

      The Stock Incentive Plan allows for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards (collectively, the “Awards”). The total number of shares of Loral common stock reserved and available for delivery in connection with Awards under the Stock Incentive Plan is 1,390,452 shares; provided, however, that the number of shares available is subject to adjustment for recapitalization, merger and other similar events. In addition, shares of Loral common stock that expire, are forfeited or canceled, or withheld in payment of the exercise price or taxes relating to an Award, will again be available for Awards under the Stock Incentive Plan.

      The Compensation Committee of Loral (the “Compensation Committee”) administers the Stock Incentive Plan. The Compensation Committee may select persons to receive Awards, determine the type, size and terms of such Awards and determine the number of shares covered by the Awards; provided, however, that in no event may options or stock appreciation rights be granted to any one individual in any calendar year in excess of 500,000 shares. The Compensation Committee also has the authority to interpret and construe the Stock Incentive Plan and any Award agreements and will make all other decisions necessary or advisable for the administration of the Stock Incentive Plan.

      The Stock Incentive Plan provided for an automatic initial grant of options (the “Automatic Option Grant”) to purchase 1,390,452 shares of Loral common stock to certain designated individuals on the date that was thirty (30) days following the date on which Loral emerged from Chapter 11. Accordingly, on December 21, 2005 (the “Grant Date”), Loral granted options to purchase a total of 1,390,452 shares of Common Stock to certain executives and employees and the Vice Chairman of the Board. Twenty-five percent (25%) of the Automatic Option Grant vests on each of the first four anniversaries of the date on which Loral emerged from Chapter 11, subject to earlier vesting upon certain corporate transactions, as discussed below, or upon a termination of employment without Cause or for Good Reason, each, as defined in the Award holder’s employment agreement, if such Award holder is party to an employment agreement, and if not, as defined in the Stock Incentive Plan. The Automatic Option Grant has an exercise price per share equal to $28.441 which was the fair market value of a share of Loral common stock on the Grant Date determined pursuant to the Stock Incentive Plan. The Automatic Option Grant expires seven years following the Grant Date, subject to earlier expiration, in accordance with the Stock Incentive Plan, following the Award holder’s termination of employment.

      If Loral undergoes a Change of Control (as defined in the Stock Incentive Plan), all outstanding Awards will become immediately vested and exercisable, any restrictions on such Awards will lapse and all such Awards will become immediately payable or subject to settlement. In the event of a Change in Control, the Compensation Committee may cancel any or all outstanding Awards in exchange for a cash payment to each Award holder having a value equal to the value of each such Award at the time of such Change in Control (or without any payment in the event that an outstanding Award has no value at the time of such Change in Control).

      Following a sale of all or substantially all of the common stock or assets of Loral Skynet (a “Skynet Sale Event”) or SS/ L (a “SS/ L Sale Event”), all outstanding Awards held by employees or service providers of Loral Skynet or SS/ L, as applicable, will become immediately vested and exercisable, any restrictions on such Awards will lapse and all such Awards will become immediately payable or subject to settlement. In addition, options held by employees or service providers of Loral Skynet or SS/ L, as applicable, will remain exercisable following the sale for the shorter of (i) one year following the sale or (ii) the remaining term of the stock option as set forth in the applicable Award Agreement. For employees of Loral assigned to Loral’s corporate headquarters, if the Skynet Sale Event or SS/ L Sale Event occurs on or prior to the first anniversary of the

Effective Date, fifty percent (50%) of all outstanding unvested Awards held by such employees will become immediately vested and exercisable, any restrictions on such Awards will lapse and all such Awards will become immediately payable or subject to settlement. If such sale occurs after the first anniversary but on or prior to the second anniversary of the Effective Date, one-third ( 1/3) of all outstanding unvested Awards held by employees of Loral assigned to Loral’s corporate headquarters will become immediately vested and exercisable, any restrictions on such Awards will lapse and all such Awards will become immediately payable or subject to settlement.

      The Board of Directors may amend the Stock Incentive Plan at any time, provided, that any such amendment may not increase the maximum number of shares of Loral common stock that may be issued (other than as a result of an adjustment for recapitalization, merger, and other similar events) without shareholder approval. Additionally, amendments may not impair the rights of any Award holder without such Award holder’s written consent. The Stock Incentive Plan will terminate on the day before the tenth anniversary of the date the plan was adopted by the Board of Directors; however, the Stock Incentive Plan will continue to be administered with respect to outstanding Awards until all such Awards have been fully exercised, paid or otherwise expire by their terms.

      The Stock Incentive Plan provided that if the fair market value of a share of Loral common stock on the Grant Date is greater than $19, an individual selected to receive an Automatic Option Grant would receive an additional deferred compensation award in an amount equal to (i) the difference between the fair market value of a share of Loral common stock on the Grant Date and $19, multiplied by (ii) the number of shares of Loral common stock underlying such individual’s Automatic Option Grant. Accordingly, on December 21, 2005, concurrently with the Automatic Option Grant, the Company established deferred compensation bookkeeping accounts on behalf of each Award holder and credited to such accounts $9.441 multiplied by the number of shares of Loral common stock underlying such Award holder’s Automatic Option Grant.

      In March 2006, we adopted an amendment to the Stock Incentive Plan to increase by 825,000 the number of shares available for grant thereunder and to increase to 1,000,000 the number of shares that may be granted to any one employee during any calendar year. This amendment is subject to stockholder approval at an annual or special meeting of our stockholders.

      The description of the Stock Incentive Plan is not intended to be complete and is qualified in its entirety by reference to the full text of the Stock Incentive Plan and Form of Non-Qualified Stock Option Agreement under the Stock Incentive Plan for Senior Management attached as Exhibits 10.19 and 10.20, respectively, to this Form 10-K.

Item 13.	Certain Relationships and Related Transactions

K&F Industries, Inc.

      In 2005, we provided administrative and certain other services to K&F Industries, Inc. (“K&F”), a subsidiary of K&F Industries Holdings, Inc., and a company of which Bernard L. Schwartz was Chairman of the Board. K&F paid us a fee based on the cost of such services plus out of pocket expenses. For the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005, we billed K&F $12,000 and $146,000, respectively.

      In addition, K&F charged us $44,000 and $108,000 for the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005, respectively, for certain expenses and services.

MHR Fund Management LLC

      Pursuant to the Plan of Reorganization, on November 21, 2005, Loral and Loral Skynet entered into a registration rights agreement with seven affiliated funds of MHR Fund Management LLC (“MHR”). Pursuant to the Plan of Reorganization, each holder of an Allowed Claim, as that term is used in the Plan of Reorganization, that receives a distribution pursuant to the plan of ten percent (10%) or greater of any of (i) Loral common stock, (ii) Loral Skynet preferred stock or (iii) Loral Skynet notes (collectively, the “Registrable Securities”) is entitled to receive certain registration rights under the registration rights agreement (each such holder, and any future holder of such securities who becomes a party to the registration rights agreement, a “Registration Rights Holder”). Pursuant to the registration rights agreement, in addition to certain piggy-back registration rights granted to the Registration Rights Holders, certain Registration Rights Holders may also demand, under certain circumstances, that the Registrable Securities be registered under the Securities Act of 1933, as amended, in each case subject to the terms and conditions of the registration rights agreement. This description of the registration rights agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the agreement attached as Exhibit 10.5 to this Form 10-K.

      Pursuant to the Plan of Reorganization, holders of certain claims at Loral Orion, Inc. were entitled to subscribe for up to $120 million of Loral Skynet notes. MHR and P. Schoenfeld Asset Management LLC agreed to backstop 95% and 5%, respectively, of the rights offering, in consideration of a $6 million fee, paid in additional Loral Skynet notes, as well as reimbursement of certain related costs and expenses. In connection with this backstop agreement, MHR received $5.7 million principal amount of Loral Skynet notes for its backstop commitment.

      We have reimbursed fees and out-of-pocket expenses incurred by legal counsel to MHR in connection with our reorganization.

      Dr. Rachesky and Mr. Goldstein are co-founders and managing principals of MHR. Mr. Devabhaktuni is also a managing principal of MHR. Dr. Rachesky, Mr. Goldstein and Mr. Devabhaktuni are directors of Loral.

Other Relationships

      During 2005, we incurred $176,000 of expenses paid or payable to companies associated with Mr. Schwartz in connection with our use of his corporate jet.

      Robert B. Hodes, a director and a member of the Compensation Committee until his resignation from the Board of Directors on February 28, 2006, is counsel to the law firm of Willkie Farr & Gallagher LLP, which acts as counsel to us.

      For the year ended December 31, 2005, we paid fees and disbursements in the amount of approximately $91,000 for corporate communications consultations and related services to Kekst & Company Incorporated, of which company Gershon Kekst is President and principal stockholder. Prior to November 21, 2005, Mr. Kekst was a director of Old Loral.

Item 14.	Principal Accountant Fees and Services

      During 2005 and 2004, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) billed or expected to bill the amounts listed below for each category of professional services rendered to us:

	2005	2004

Audit Fees(a)	$6,258,000	$3,366,000

Audit Related Fees(b)	75,900	352,000

Tax Consultation Fees	194,000	167,000

All Other Fees(c)	380,000	574,000

Total	$6,907,900	$4,459,000

(a)	Includes professional services rendered for the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2005 and 2004, for the reviews of the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the 2005 and 2004 fiscal years, stand-alone and statutory audits of our subsidiaries and accounting research and consultation related to the audits and reviews.

(b)	Relates primarily to research and consultation on a transfer of interest transaction and various other filings with the Securities and Exchange Commission.

(c)	Relates primarily to our Chapter 11 filing and related filings and activities.

     In accordance with the Audit Committee’s charter, the Audit Committee pre-approves all services provided by the Deloitte Entities and subsequently approves all fees charged for such services. These services are pre-approved annually and updates are provided on a regular basis. All services provided by and fees paid to the Deloitte Entities were approved by the Audit Committee. Fees for 2005 and 2004 included fees related to the audit of management’s assessment of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) 1. Financial Statements

Index to Financial Statements and Financial Statement Schedule	F-1
Loral Space & Communications Inc. and Subsidiaries
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2005 (Successor Registrant) and 2004 (Predecessor Registrant)	F-4

Consolidated Statements of Operations for the period October 2, 2005 to December 31, 2005 (Successor Registrant), January 1, 2005 to October 1, 2005 and for the years ended December 31, 2004 and 2003 (Predecessor Registrant)
F-5

Consolidated Statements of Shareholders’ (Deficit) Equity for the period October 2, 2005 to December 31, 2005 (Successor Registrant), January 1, 2005 to October 1, 2005 and for the years ended December 31, 2004 and 2003 (Predecessor Registrant)
F-6

Consolidated Statements of Cash Flows for the period October 2, 2005 to December 31, 2005 (Successor Registrant), January 1, 2005 to October 1, 2005 and for the years ended December 31, 2004 and 2003 (Predecessor Registrant)
F-7
Notes to Consolidated Financial Statements	F-8

(a) 2. Financial Statement Schedules
Schedule I	F-69
Schedule II	F-73

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated June 3, 2005(1)

2.2	Modification to Debtors’ Fourth Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated August 1, 2005(2)

3.1	Restated Certificate of Incorporation of Loral Space & Communications Inc. dated November 21, 2005(3)

3.2	Loral Space & Communications Inc. Amended and Restated Bylaws dated November 21, 2005(3)

10.1	Restated Certificate of Incorporation of Loral Skynet Corporation dated November 21, 2005(3)

10.2	Indenture in respect of Loral Skynet Corporation’s 14% Senior Secured Cash/ PIK Notes Due 2015 dated November 21, 2005(3)

10.3	Security Agreement in respect of Loral Skynet Corporation’s 14% Senior Secured Cash/ PIK Notes due 2015 dated November 21, 2005(3)

10.4	Hong Kong Security Agreement in respect of Loral Skynet Corporation’s 14% Senior Secured Cash/ PIK Notes due 2015 dated November 21, 2005(3)

10.5	Registration Rights Agreement among Loral Space & Communications Inc., Loral Skynet Corporation, MHR Capital Partners (500) LP, MHR Capital Partners (100) LP, MHR Institutional Partners II LP, MHR Institutional Partners LP, MHR Institutional Partner III LP, MHR Institutional Partner IIA LP, MHRM LP and MHRA LP dated November 21, 2005(3)

10.6	Lease Agreement by and between Loral Asia Pacific Satellite (HK) Limited and APT Satellite Company Limited dated as of August 18, 1999(4)

10.7	Consent Agreement among the United States Department of State, Loral Space & Communications Ltd. and Space Systems/ Loral, Inc. dated January 9, 2002(5)

10.8	Form of Conformed as Amended Apstar V Satellite Agreement between APT Satellite company Limited and Loral Orion, Inc. dated as of November 16, 2003(6)

10.9	Employment Agreement between Loral Space & Communications Inc. and Bernard L. Schwartz dated November 21, 2005(3)‡

10.10	Employment Agreement between Loral Space & Communications Inc. and Michael B. Targoff dated March 28, 2006†‡

10.11	Employment Agreement between Loral Space & Communications Inc. and Eric J. Zahler dated November 21, 2005†‡

10.12	Employment Agreement between Loral Space & Communications Inc. and Richard J. Townsend dated November 21, 2005†‡

10.13	Employment Agreement between Loral Space & Communications Inc. and Avi Katz dated November 21, 2005†‡

10.14	Employment Agreement between Space Systems/ Loral, Inc. and C. Patrick DeWitt dated November 21, 2005(3)‡

10.15	Form of Officers’ and Directors’ Indemnification Agreement between Loral Space & Communications Inc. and Loral Executives(3)‡

10.16	Officers’ and Directors’ Indemnification Agreement between Space/ Systems Loral, Inc. and C. Patrick DeWitt dated November 21, 2005(3)‡

10.17	Space Systems/ Loral, Inc. Supplemental Executive Retirement Plan dated January 7, 2003†‡

10.18	Amendment to the Space Systems/ Loral, Inc. Supplemental Executive Retirement Plan dated November 21, 2005(3)‡

10.19	Loral Space & Communications Inc. 2005 Stock Incentive Plan(3)‡

10.20	Form of Non-Qualified Stock Option Agreement under Loral Space & Communications Inc. 2005 Stock Incentive Plan for Senior Management(3)‡

Exhibit
Number	Description

10.21	Non-Qualified Stock Option Agreement under Loral Space & Communications Inc. 2005 Stock Incentive Plan for Michael B. Targoff dated March 28, 2006†‡

10.22	$20,000,000 Amended and Restated Letter of Credit Reimbursement Agreement between Space Systems/ Loral, Inc. and JP Morgan Chase Bank, N.A. dated November 21, 2005(3)

10.23	Amended and Restated Cash Collateral Agreement dated November 21, 2005(3)

12.1	Statement Re: Computation of Ratios†

14.1	Code of Conduct(3)

21.1	List of Subsidiaries of the Registrant†

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2005.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 5, 2005.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 23, 2005.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 23, 1999.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2002.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

†	Filed herewith.

‡	Management compensation plan.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORAL SPACE & COMMUNICATIONS INC.

By:	/s/ MICHAEL B. TARGOFF

Michael B. Targoff
Chief Executive Officer
Dated: March 28, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL B. TARGOFF Michael B. Targoff	Vice Chairman of the Board and Chief Executive Officer	March 28, 2006

/s/ MARK H. RACHESKY, M.D. Mark H. Rachesky, M.D.	Director, Non-Executive Chairman of the Board	March 28, 2006

/s/ SAI S. DEVABHAKTUNI Sai S. Devabhaktuni	Director	March 28, 2006

/s/ HAL GOLDSTEIN Hal Goldstein	Director	March 28, 2006

/s/ JOHN D. HARKEY, JR. John D. Harkey, Jr.	Director	March 28, 2006

/s/ DEAN OLMSTEAD Dean Olmstead	Director	March 28, 2006

/s/ ARTHUR L. SIMON Arthur L. Simon	Director	March 28, 2006

/s/ RICHARD J. TOWNSEND Richard J. Townsend	Executive Vice President and CFO (Principal Financial Officer)	March 28, 2006

/s/ HARVEY B. REIN Harvey B. Rein	Vice President and Controller (Principal Accounting Officer)	March 28, 2006

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Loral Space & Communications Inc. and Subsidiaries
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2005 (Successor Registrant) and 2004 (Predecessor Registrant)	F-4

Consolidated Statements of Operations for the period October 2, 2005 to December 31, 2005 (Successor Registrant), January 1, 2005 to October 1, 2005 and for the years ended December 31, 2004 and 2003 (Predecessor Registrant)
F-5

Consolidated Statements of Shareholders’ (Deficit) Equity for the period October 2, 2005 to December 31, 2005 (Successor Registrant), January 1, 2005 to October 1, 2005 and for the years ended December 31, 2004 and 2003 (Predecessor Registrant)
F-6

Consolidated Statements of Cash Flows for the period October 2, 2005 to December 31, 2005 (Successor Registrant), January 1, 2005 to October 1, 2005 and for the years ended December 31, 2004 and 2003 (Predecessor Registrant)
F-7
Notes to Consolidated Financial Statements	F-8
Schedule I	F-69
Schedule II	F-73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      To the Shareholders of Loral Space & Communications Inc.
      We have audited the accompanying consolidated balance sheets of Loral Space & Communications Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2005 (Successor Registrant balance sheet) and 2004 (Predecessor Registrant balance sheet), and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the period from October 2, 2005 to December 31, 2005 (Successor Registrant operations), the period from January 1, 2005 to October 1, 2005 and for each of the two years in the period ended December 31, 2004 (Predecessor Registrant operations). Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
      In our opinion, the Successor Registrant consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the period from October 2, 2005 to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Registrant consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Predecessor Registrant as of December 31, 2004, and the results of its operations and its cash flows for the period from January 1, 2005 to October 1, 2005 and for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
      As discussed in Note 1 to the consolidated financial statements, the Company emerged from bankruptcy on November 21, 2005. In connection with its emergence, the Company adopted fresh-start reporting pursuant to American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, as of October 1, 2005. As a result, the consolidated financial statements of the Successor Registrant are presented on a different basis than those of the Predecessor Registrant and, therefore, are not comparable.
      As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation to adopt the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective October 1, 2005.
      As discussed in Note 5 to the consolidated financial statements, in March 2004 the Company completed the sale of its North American satellites and related assets. The Company has classified the related operations as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

      As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for its convertible redeemable preferred stock to adopt the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, effective July 1, 2003.
/s/ DELOITTE & TOUCHE LLP
New York, NY
March 28, 2006

LORAL SPACE & COMMUNICATIONS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	Successor	Predecessor
	Registrant	Registrant

	December 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$275,796	$147,773
Accounts receivable, net	59,347	12,132
Contracts-in-process	73,584	19,040
Inventories	51,871	37,412
Other current assets	31,066	21,096

Total current assets	491,664	237,453
Property, plant and equipment, net	520,503	798,908
Long-term receivables	48,155	74,851
Investments in and advances to affiliates	104,616	49,181
Deposits	9,840	9,832
Goodwill	340,094	—
Other assets	164,105	48,508

Total assets	$1,678,977	$1,218,733

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$72,594	$33,248
Accrued employment costs	35,277	34,385
Customer advances and billings in excess of costs and profits	172,995	164,981
Deferred gain on sale of assets (Note 5)	—	10,545
Income taxes payable	2,177	2,359
Accrued interest and preferred dividends	4,881	—
Other current liabilities	32,324	16,639

Total current liabilities	320,248	262,157
Pension and other postretirement liabilities (Note 17)	237,948	942
Long-term debt	128,191	—
Long-term liabilities	165,426	81,355
Liabilities subject to compromise (Note 11)	—	1,916,000

Total liabilities	851,813	2,260,454
Minority interest (Note 15)	200,000	2,380
Commitments and contingencies (Notes 2, 8, 9, 11, 17, 18 and 19) Shareholders’ equity (deficit):
Common stock, $.10 par value; 125,000,000 shares authorized, 44,125,202 shares issued and outstanding at December 31, 2004	—	4,413
Common stock, $.01 par value; 40,000,000 shares authorized, 20,000,000 shares issued and outstanding at December 31, 2005	200	—
Paid-in capital	642,210	3,392,825
Treasury stock, at cost; 17,420 shares at December 31, 2004	—	(3,360)
Unearned compensation	—	(87)
Retained deficit	(15,261)	(4,348,231)
Accumulated other comprehensive income (loss)	15	(89,661)

Total shareholders’ equity (deficit)	627,164	(1,044,101)

Total liabilities and shareholders’ equity (deficit)	$1,678,977	$1,218,733

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Successor
	Registrant	Predecessor Registrant

	For the Period	For the Period
	October 2,	January 1,	Years Ended
	2005 to	2005 to	December 31,
	December 31,	October 1,
	2005	2005	2004	2003

Revenues from satellite services	$36,096	$110,596	$135,319	$147,156
Revenues from sales-type lease arrangement — satellite services (Note 8)	—	—	87,200	—
Revenues from satellite manufacturing	161,069	318,587	299,608	244,887

Total revenues	197,165	429,183	522,127	392,043
Cost of satellite services	26,386	94,169	189,330	191,989
Cost of sales-type lease arrangement — satellite services (Note 8)	—	—	79,543	—
Cost of satellite manufacturing	138,882	291,454	318,295	422,091
Selling, general and administrative expenses	36,842	79,419	118,848	141,552

Loss from continuing operations before reorganization expenses due to bankruptcy	(4,945)	(35,859)	(183,889)	(363,589)
Reorganization expenses due to bankruptcy	—	(31,236)	(30,456)	(25,284)

Operating loss from continuing operations	(4,945)	(67,095)	(214,345)	(388,873)
Gain on discharge of pre-petition obligations and fresh-start adjustments	—	1,101,453	—	—
Interest and investment income	4,128	6,438	9,953	15,203
Interest expense (contractual interest was $36,610 for the period ended October 1, 2005 and $46,451 and $34,020 for the years ended December 31, 2004 and 2003, respectively (Note 12))	(4,408)	(17,214)	(2,947)	(14,080)
Other income (expense)	(170)	(931)	(513)	1,495
Gain on investments	—	—	—	17,900

(Loss) income from continuing operations before income taxes, equity (losses) income in affiliates and minority interest	(5,395)	1,022,651	(207,852)	(368,355)
Income tax (provision) benefit	(1,752)	10,901	(13,284)	6,330

(Loss) income from continuing operations before equity income (losses) in affiliates and minority interest	(7,147)	1,033,552	(221,136)	(362,025)
Equity (losses) income in affiliates	(5,447)	(2,796)	46,654	(51,153)
Minority interest	(2,667)	126	135	20

(Loss) income from continuing operations	(15,261)	1,030,882	(174,347)	(413,158)
(Loss) income from discontinued operations, net of taxes	—	—	(2,348)	18,803
Gain on sale of discontinued operations, net of taxes (Note 5)	—	13,967	—	—

(Loss) income before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(15,261)	1,044,849	(176,695)	(394,355)
Cumulative effect of change in accounting principle (Note 3)	—	—	—	(1,970)
Extraordinary gain on acquisition of minority interest	—	—	—	13,615

Net (loss) income	(15,261)	1,044,849	(176,695)	(382,710)
Preferred dividends	—	—	—	(6,719)

Net (loss) income applicable to common shareholders	$(15,261)	$1,044,849	$(176,695)	$(389,429)

Basic and diluted (loss) earnings per share (Note 16):
Continuing operations	$(0.76)	$23.37	$(3.96)	$(9.58)
Discontinued operations	—	0.32	(0.05)	0.43

(Loss) income before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(0.76)	23.69	(4.01)	(9.15)
Cumulative effect of change in accounting principle	—	—	—	(0.05)
Extraordinary gain on acquisition of minority interest	—	—	—	0.31

(Loss) earnings per share	$(0.76)	$23.69	$(4.01)	$(8.89)

Weighted average shares outstanding:
Basic and diluted	20,000	44,108	44,108	43,819

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(in thousands, except per share amounts)

	6% Series C&D
	Convertible
	Redeemable Preferred								Accumulated
	Stock		Common Stock						Other	Total
							Unearned		Comprehensive	Shareholders’
	Shares		Shares		Paid-In	Treasury	Compen-	Retained	Income	(Deficit)
	Issued	Amount	Issued	Amount	Capital	Stock	sation	Deficit	(Loss)	Equity

Predecessor Registrant
Balance, January 1, 2003	4,479	$95,296	42,926	$4,293	$3,389,035	$(3,360)	$(151)	$(3,782,107)	$(57,233)	$(354,227)
Shares issued:
Employee savings plan			1,167	117	3,880					3,997
Restricted stock option exercise			30	3						3
Reverse stock split			2		(109)					(109)
Reclassification of preferred stock on adoption of SFAS 150	(4,479)	(95,296)								(95,296)
Amortization of unearned compensation							75			75
Costs associated with conversion of preferred stock to common stock					(42)					(42)
Restricted stock grant					92		(92)			—
Unearned compensation on grants to non-employees, including mark-to-market adjustment					(27)					(27)
Preferred dividends $3.00 per share								(6,719)		(6,719)
Net loss								(382,710)
Other comprehensive loss									(20,615)
Comprehensive loss										(403,325)

Balance, December 31, 2003	—	—	44,125	4,413	3,392,829	(3,360)	(168)	(4,171,536)	(77,848)	(855,670)
Amortization of unearned compensation							81			81
Cost associated with conversion of preferred stock to common stock					(4)					(4)
Net loss								(176,695)
Other comprehensive loss									(11,813)
Comprehensive loss										(188,508)

Balance, December 31, 2004	—	—	44,125	4,413	3,392,825	(3,360)	(87)	(4,348,231)	(89,661)	(1,044,101)
Amortization of unearned compensation							60			60
Net income								1,044,849
Other comprehensive loss									(808)
Comprehensive income										1,044,041
Cancellation of Predecessor Registrant common stock			(44,125)	(4,413)	4,413					—
Issuance of common stock to creditors			20,000	200	642,068					642,268
Fresh-start adjustment					(3,397,238)	3,360	27	3,303,382	90,469	—

Balance, October 1, 2005	—	—	20,000	200	642,068	—	—	—	—	642,268
Successor Registrant
Net loss								(15,261)
Other comprehensive loss									15
Comprehensive loss										(15,246)
Amortization of stock option compensation					142					142

Balance, December 31, 2005	—	$—	20,000	$200	$642,210	$—	$—	$(15,261)	$15	$627,164

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor
	Registrant	Predecessor Registrant

			Years ended
	For the Period	For the Period	December 31,
	October 2, 2005 to	January 1, 2005 to
	December 31, 2005	October 1, 2005	2004	2003

Operating activities:
Net (loss) income	$(15,261)	$1,044,849	$(176,695)	$(382,710)
Non-cash items:
Gain on discharge of pre-petition obligations and fresh-start adjustments	—	(1,101,453)
Gain on sale of discontinued operations, net of tax, (Note 5)	—	(13,967)
(Income) loss from discontinued operations, net of taxes	—	—	2,348	(18,803)
Cumulative effect of change in accounting principle	—	—	—	1,970
Extraordinary gain on acquisition of minority interest	—	—	—	(13,615)
Equity losses (income) in affiliates	5,447	2,796	(46,654)	51,153
Minority interest	2,667	(126)	(135)	(20)
Deferred taxes	—	(16,134)	12,153	(7,321)
Depreciation and amortization	16,024	61,277	134,796	134,663
Write-off of long-term receivables due to contract modifications	—	—	11,265	20,177
Impairment charge on satellite and related assets	—	—	11,989	—
Profit on sales-type lease arrangement (Note 8)	—	—	(7,657)	—
Provisions for inventory obsolescence	1,525	2,127	3,324	49,546
Valuation allowance on vendor financing receivables	—	—	—	10,008
Warranty accruals	2,704	11,850	9,692	2,200
Loss on cancellation of deposits	—	—	—	23,500
Loss on acceleration of receipt of long-term receivables	—	—	—	10,893
Charge on conversion of sales arrangement to lease arrangement (Note 8)	—	—	—	10,098
Accrual for Alcatel settlement	—	—	—	8,000
(Recoveries of) provisions for bad debts on billed receivables	953	(2,880)	(2,144)	7,221
Adjustment to revenue straightlining assessment	46	1,031	1,149	9,034
Loss on equipment disposals	—	3,456	394	4,804
Gain on investments	—	—	—	(17,900)
Non cash net interest and (gain) loss on foreign currency transactions	—	693	(2,808)	4,887
Changes in operating assets and liabilities:
Accounts receivable, net	1,855	557	10,423	(1,478)
Contracts-in-process	42,459	(76,464)	29,082	33,988
Inventories	(7,899)	(10,212)	1,720	3,731
Long-term receivables	(13,833)	(22,361)	2,911	60,774
Deposits	(35)	—	—	25,750
Other current assets and other assets	(9,914)	11,981	7,533	35,930
Accounts payable	(13,250)	(1,285)	1,755	41,148
Accrued expenses and other current liabilities	(64,039)	21,573	(948)	1,139
Customer advances	5,739	(62,212)	35,249	38,632
Income taxes payable	1,389	3,079	(2,814)	1,847
Pension and other postretirement liabilities	3,077	(3,650)	10,503	13,245
Long-term liabilities	335	1,844	(7,080)	(11,927)
Other	1,480	(196)	216	501

Net cash (used in) provided by operating activities of continuing operations	(38,531)	(143,827)	39,567	151,065

Net cash provided by operating activities of discontinued operations	—	—	26,562	81,588

Net cash (used in) provided by operating activities	(38,531)	(143,827)	66,129	232,653

Investing activities:
Capital expenditures for continuing operations	(4,972)	(4,649)	(24,786)	(115,362)
(Increase) decrease in restricted cash restricted	(54)	1,566	(5,049)	(7,628)
Insurance proceeds received	—	205,000	—	—
Proceeds from the sale of investments	—	—	—	45,908
Investments in and advances to affiliates	(63)	(7,354)	(5,712)	(19,200)

Net cash (used in) provided by investing activities of continuing operations	(5,089)	194,563	(35,547)	(96,282)

Proceeds from the sale of assets, net of expenses (Note 5)	—	144	953,619	—
Capital expenditures for discontinued operations	—	—	(11,185)	(61,202)

Net cash provided by (used in) investing activities of discontinued operations	—	144	942,434	(61,202)

Net cash (used in) provided by investing activities	(5,089)	194,707	906,887	(157,484)

Financing activities:
Proceeds from Skynet Notes	120,763	—	—	—
Repayments of term loans	—	—	(576,500)	(32,500)
Repayments of revolving credit facilities	—	—	(390,387)	—
Borrowings under revolving credit facilities	—	—	—	71,387
Interest payments on 10% senior notes	—	—	—	(30,635)
Repayments of export-import facility	—	—	—	(6,434)
Proceeds from other stock issuances	—	—	—	3,852
Payment of bank amendment costs	—	—	—	(5,131)

Net cash provided by (used in) financing activities of continuing operations	120,763	—	(966,887)	539
Net cash provided by financing activities of discontinued operations	—	—	—	—

Net cash provided by (used in) financing activities	120,763	—	(966,887)	539

Increase in cash and cash equivalents	77,143	50,880	6,129	75,708
Cash and cash equivalents — beginning of period	198,653	147,773	141,644	65,936

Cash and cash equivalents — end of period	$275,796	$198,653	$147,773	$141,644

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business

      Loral Space & Communications Inc. (“New Loral”) together with its subsidiaries is a leading satellite communications company with substantial activities in satellite-based communications services and satellite manufacturing. New Loral was formed to succeed the business conducted by its predecessor registrant, Loral Space & Communications Ltd. (“Old Loral”), which emerged from chapter 11 of the federal bankruptcy laws on November 21, 2005 (the “Effective Date”).

      We adopted fresh-start accounting as of October 1, 2005, in accordance with Statement of Position No. 90-7, Financial Reporting of Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Accordingly, our financial information disclosed under the heading “Successor Registrant” for the period ended and as of December 31, 2005, is presented on a basis different from, and is therefore not comparable to, our financial information disclosed under the heading “Predecessor Registrant” for the period ended and as of October 1, 2005 (the date we adopted fresh-start accounting) or for prior periods.

      The terms, “Loral,” the “Company,” “we,” “our” and “us,” when used in this report with respect to the period prior to our emergence, are references to Old Loral, and when used with respect to the period commencing after our emergence, are references to New Loral. These references include the subsidiaries of Old Loral or New Loral, as the case may be, unless otherwise indicated or the context otherwise requires.

      Loral is organized into two operating segments:

      Satellite Services, conducted by our subsidiary Loral Skynet Corporation (“Loral Skynet”), generates its revenues and cash flows from leasing satellite capacity on its four-satellite fleet to commercial and governmental customers for video and direct to home (“DTH”) broadcasting, high-speed data distribution, Internet access and communications, as well as providing satellite-based networking services. It also provides professional services to other satellite operators including satellite construction oversight and fleet operating services.

      Satellite Manufacturing, conducted by our subsidiary, Space Systems/ Loral, Inc. (“SS/ L”), generates its revenues and cash flows from designing and manufacturing satellites, space systems and space system components for commercial and government customers whose applications include fixed satellite services, DTH broadcasting, broadband data distribution, wireless telephony, digital radio, military communications, weather monitoring and air traffic management.

2.	Bankruptcy Filings and Reorganization

Bankruptcy Filings

      On July 15, 2003, Old Loral and certain of its subsidiaries (the “Debtor Subsidiaries” and collectively with Old Loral, the “Debtors”), including Loral Space & Communications Holdings Corporation (formerly known as Loral Space & Communications Corporation), Loral SpaceCom Corporation (“Loral SpaceCom”), SS/ L and Loral Orion, Inc. (now known as Loral Skynet Corporation), filed voluntary petitions for reorganization under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)) (the “Chapter 11 Cases”). Also on July 15, 2003, Old Loral and one of its Bermuda subsidiaries (the “Bermuda Group”) filed parallel insolvency proceedings in the Supreme Court of Bermuda (the “Bermuda Court”), and, on that date, the Bermuda Court entered an order appointing certain partners of KPMG as Joint Provisional Liquidators (“JPLs”) in respect of the Bermuda Group (see Basis of Presentation Note 3).

      As a result of our voluntary petitions for reorganization, all of our prepetition debt obligations were accelerated (see below and Note 11). On July 15, 2003, we also suspended interest payments on all of our

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prepetition unsecured debt obligations. A creditors’ committee (the “Creditors’ Committee”) was appointed in the Chapter 11 Cases to represent all unsecured creditors, including all debt holders. On March 29, 2005, the United States Trustee for the Southern District of New York appointed an official committee of equity security holders (the “Equity Committee”) (as amended on April 7, 2005 and April 11, 2005). In accordance with the provisions of the Bankruptcy Code, both the Creditors’ Committee and the Equity Committee had the right to be heard on all matters that came before the Bankruptcy Court.

          Reorganization

      The Debtors emerged from Chapter 11 on November 21, 2005 pursuant to the terms of their fourth amended joint plan of reorganization, as modified (the “Plan of Reorganization”). The Plan of Reorganization had previously been confirmed by order (the “Confirmation Order”) of the Bankruptcy Court entered on August 1, 2005.

      Pursuant to the Plan of Reorganization:

•	The business and operations of Old Loral have been transferred to New Loral, and Loral Skynet and SS/ L have emerged intact as separate subsidiaries of reorganized Loral.

•	Our new common stock has been listed on NASDAQ under the symbol “LORL.”

•	SS/ L has emerged debt-free.

•	The initial distributions to creditors of Old Loral and its subsidiaries have been completed in accordance with the Plan of Reorganization as follows:

•	All holders of allowed claims against SS/ L and Loral SpaceCom have been, or will be paid in cash in full, including interest from the petition date to the Effective Date.

•	20 million shares of New Loral common stock were issued to our distribution agent on the Effective Date, 18.7 million of which have been distributed to creditors.

•	$200 million of Loral Skynet preferred stock was issued to our distribution agent on the Effective Date, $197.4 million of which has been distributed to creditors.

•	The remaining undistributed shares of New Loral common stock and Loral Skynet preferred stock have been reserved to cover disputed claims and will be distributed quarterly in accordance with the Plan of Reorganization upon resolutions of those claims.

•	Pursuant to a rights offering, Loral Skynet issued on the Effective Date, $126 million of senior secured notes (the “Loral Skynet Notes”, see Note 12) to certain creditors who subscribed for the notes and to certain creditors who committed to purchase any unsubscribed notes (i.e., “backstopped” the offering).

•	Old Loral will be liquidated; the common and preferred stock of Old Loral were cancelled on the Effective Date, and no distribution was made to the holders of such stock.

      Old Loral shareholders acting on behalf of the self-styled Loral Stockholders Protective Committee (“LSPC”) have filed appeals seeking to revoke the Confirmation Order, to overturn the Bankruptcy Court’s denial of the LSPC’s motion to compel Old Loral to hold a shareholders’ meeting and to rescind the approval of the Federal Communications Commission (“FCC”) of the transfer of our FCC licenses from Old Loral to New Loral (the “Appeals”). We believe that the Appeals are completely without merit and will not have any effect on the completed reorganization. For further details about the Appeals see Note 19.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Basis of Presentation

      Loral has a December 31 year end. The consolidated financial statements for the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005, and for each of the two years in the period ended December 31, 2004, include the results of Loral and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All intercompany transactions have been eliminated. References in these consolidated financial statements to the Predecessor Registrant refer to Loral until October 1, 2005 and references to the Successor Registrant refer to Loral after October 1, 2005 and after giving effect to the adoption of fresh-start accounting.

      The accompanying consolidated financial statements for the Predecessor Registrant have been prepared in accordance with SOP 90-7 and on a going concern basis, which contemplates continuing operations, realization of assets and liquidation of liabilities in the ordinary course of business. SOP 90-7 requires us to distinguish prepetition liabilities subject to compromise from postpetition liabilities in our consolidated balance sheets. The caption “liabilities subject to compromise” reflects the carrying value of prepetition claims that were restructured in our Chapter 11 Cases. In addition, the consolidated statements of operations of the Predecessor Registrant portray our results of operations during the Chapter 11 proceedings. As a result, any revenue, expenses, realized gains and losses, and provision for losses resulting directly from the reorganization and restructuring of the organization are reported separately as reorganization items, except those required to be reported as discontinued operations and extraordinary items in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) and SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). We did not prepare combining financial statements for Loral and its Debtor Subsidiaries, since the subsidiaries that did not file voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code were immaterial to our consolidated financial statements.

      As noted above, we emerged from bankruptcy on November 21, 2005 and pursuant to SOP 90-7, we adopted fresh-start accounting as of October 1, 2005. We engaged an independent appraisal firm to assist us in determining the fair value of our assets and liabilities. Upon emergence, our reorganization enterprise value as determined by the Bankruptcy Court was approximately $970 million, which after reduction for the fair value of the Loral Skynet Notes and Series A Preferred Stock (see Notes 12 and 15), results in a reorganization equity value of approximately $642 million. This reorganization enterprise value was allocated to our assets and liabilities (see Note 4). Our assets and liabilities were stated at fair value in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). In addition, our accumulated deficit was eliminated, and our new debt and equity were recorded in accordance with distributions pursuant to the Plan of Reorganization.

      Investments in XTAR, L.L.C. (“XTAR”), as well as other affiliates, are accounted for using the equity method, due to our inability to control significant operating decisions. Income and losses of affiliates are recorded based on our beneficial interest. Intercompany profit arising from transactions with affiliates is eliminated to the extent of our beneficial interest. Advances to affiliates generally consist of amounts due under extended payment terms. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other obligations exist. We capitalize interest cost on our investments, until such entities commence commercial operations. Capitalized interest on investments is amortized over the life of the primary asset of the affiliate. Certain of our affiliates are subject to the risks associated with new businesses (see Note 9).

Use of Estimates in Preparation of Financial Statements

      The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses reported for the period. Actual results could differ from estimates.

      Most of our satellite manufacturing revenue is associated with long-term contracts which require significant estimates. These estimates include forecasts of costs and schedules, estimating contract revenue related to contract performance (including orbital incentives) and the potential for component obsolescence in connection with long-term procurements. Significant estimates also include the estimated useful lives of our satellites.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. As of December 31, 2005, we had $276 million of available cash and $12 million of restricted cash ($2 million included in other current assets and $10 million included in other assets on our consolidated balance sheet). As of December 31, 2004, we had $148 million of available cash and $13 million of restricted cash ($1 million included in other current assets and $12 million included in other assets on our consolidated balance sheet).

Concentration of Credit Risk

      Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, foreign exchange contracts, contracts-in-process, long-term receivables and advances and loans to affiliates (see Note 9). Our cash and cash equivalents are maintained with high-credit-quality financial institutions. Historically, our customers have been primarily large multinational corporations and U.S. and foreign governments for which the creditworthiness was generally substantial. In recent years, we have added commercial customers which include companies in emerging markets or the development stage, some of which are highly leveraged or partially funded. Management believes that its credit evaluation, approval and monitoring processes combined with negotiated billing arrangements mitigate potential credit risks with regard to our current customer base.

Receivables

      As of December 31, 2005 and 2004, billed receivables (including accounts receivable) were reduced by an allowance for doubtful accounts of $5.5 million and $6.4 million, respectively.

Inventories

      Inventories consist principally of parts and subassemblies used in the manufacture of satellites which have not been specifically identified to contracts-in-process, and are valued at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) or average cost method. As of December 31, 2005 and 2004, inventory was reduced by an allowance for obsolescence of $33.7 million and $34.0 million, respectively.

Property, Plant and Equipment

      As of October 1, 2005, we adopted fresh-start accounting and our property, plant and equipment were recorded at their fair values based upon the appraised values of such assets. We used the work of an independent appraisal firm to assist us in determining the fair value of our property, plant and equipment. We and the independent appraiser determined the fair value of our property, plant and equipment using the planned future use of each asset or group of assets, quoted market prices for assets where a market exists for such assets, the expected future revenue and profitability of the business unit utilizing such assets and the expected future life of such assets. In our determination of fair value, we also considered whether an asset would be sold either individually or with other assets and the proceeds we expected to receive from such a sale.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions relating to the expected future use of individual assets could affect the fair value of such assets and the depreciation expense recorded related to such assets in the future. Depreciation is provided on the straight-line method for satellites and related equipment over the estimated useful lives of the related assets. Depreciation is provided primarily on an accelerated method and straight line for other owned assets over the estimated useful life of the related assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Below are the estimated useful lives of our property, plant and equipment as of December 31, 2005:

Years

Land improvements	20

Buildings	25 to 45

Leasehold improvements	5 to 25

Satellites-in-orbit	5 to 13

Earth stations	5 to 15

Equipment, furniture and fixtures	3 to 20

      Costs incurred in connection with the construction and successful deployment of Loral Skynet satellites and related equipment are capitalized. Such costs include direct contract costs, allocated indirect costs, launch costs, launch and in-orbit test insurance and construction period interest. Capitalized interest related to the construction of satellites for 2005, 2004 and 2003 was zero, $0.5 million and $12.9 million, respectively. All capitalized satellite costs are amortized over the estimated useful life of the related satellite. The estimated useful life of the satellites was determined by engineering analyses performed at the satellite’s in-service date. Satellite lives are reevaluated periodically. Losses from unsuccessful launches and in-orbit failures of our satellites, net of insurance proceeds (so long as such amounts are determinable and receipt is probable), are recorded in the period a loss occurs (see Valuation of Satellites, Long-Lived Assets and Investments in and Advances to Affiliates below).

Valuation of Satellites, Long-Lived Assets and Investments in and Advances to Affiliates

      The carrying value of our satellites, long-lived assets and investments in and advances to affiliates is reviewed for impairment in accordance with SFAS 144 and Accounting Principles Board (“APB”) Opinion No. 18, Equity Method of Accounting for Investments in Common Stock, respectively. We periodically evaluate potential impairment loss relating to our satellites and other long-lived assets, when a change in circumstances occurs, by assessing whether the carrying amount of these assets can be recovered over their remaining lives through future undiscounted expected cash flows generated by those assets (excluding financing costs). If the expected undiscounted future cash flows were less than the carrying value of the long-lived asset, an impairment charge would be recorded based on such asset’s estimated fair value. Changes in estimates of future cash flows could result in a write-down of the asset in a future period. Estimated future cash flows from our satellites could be impacted by, among other things:

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deposits

      Deposits primarily represent prepaid amounts on satellite launch vehicles.

Investments

      Investments in publicly traded common stock are classified as available-for-sale, and are recorded at fair value, with the resulting unrealized gain or loss excluded from net loss and reported as a component of other comprehensive loss until realized (see Notes 6 and 18). Our Predecessor Registrant’s investment in Globalstar, L.P.’s $500 million credit facility was accounted for at fair value, with changes in the value (net of tax) recorded as a component of other comprehensive loss (see Note 9).

      On March 7, 2003, Sirius Satellite Radio, Inc. (“Sirius”) completed its recapitalization plan and as part of this recapitalization, SS/L converted its entire vendor financing receivables of approximately $76 million into 59 million shares of common stock of Sirius. For the year ended December 31, 2003, SS/L realized net proceeds of $46 million from the sale of all of the shares of Sirius common stock that it received in the recapitalization, and realized gains on such sales of $18 million. In the first quarter of 2003, SS/L recorded a charge on the vendor financing receivables due from Sirius of $10 million, representing the difference between the carrying value of SS/L’s receivables of $38 million, and the value of the common shares received by SS/L based on the trading price of Sirius’s common stock on March 7, 2003 of $28 million.

Goodwill and Other Intangible Assets

      Goodwill represents the amount by which the Company’s reorganization equity value exceeded the fair value of its tangible assets and identified intangible assets less its liabilities allocated in accordance with the provisions of SFAS 141, as of October 1, 2005. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized and is subject to an annual impairment test which the Company performs on an annual basis in the fourth quarter of each fiscal year. Our test of goodwill impairment for 2005 did not result in any goodwill impairment. Goodwill was allocated to our reporting unit level (operating segment or one level below an operating segment). SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value (see Note 4).

      Intangible assets consist primarily of backlog, internally developed software and technology, orbital slots, trade names and customer relationships, all of which were recorded in connection with the adoption of fresh-start accounting. We used the work of an independent appraiser to assist us in determining the fair value of our intangible assets. The fair values were calculated using several approaches that encompassed the use of excess earnings, relief from royalty and the build-up methods. The excess earnings, relief from royalty and build-up approaches are variations of the income approach. The income approach, more commonly known as the discounted cash flow approach, estimates fair value based on the cash flows that an asset can be expected to generate over its useful life. Identifiable intangible assets with finite useful lives are amortized on a straight-line basis over the estimated useful lives of the assets.

Revenue Recognition

      Revenue from satellite sales under long-term fixed-price contracts is recognized following the provisions of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, using the cost-to-cost percentage-of-completion method. Revenue includes the basic contract price and estimated amounts for penalties and incentive payments, including award fees, performance incentives, and estimated orbital incentives discounted to their present value at launch date. Costs include the

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development effort required for the production of high-technology satellites, non-recurring engineering and design efforts in early periods of contract performance, as well as the cost of qualification testing requirements. Contracts are typically subject to termination for convenience or for default. If a contract is terminated for convenience by a customer or due to a customer’s default, we are generally entitled to our costs incurred plus a reasonable profit.

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

Research and Development

      Independent research and development costs, which are expensed as incurred, were $7 million and $5 million for the periods January 1, 2005 to October 1, 2005 and from October 2, 2005 to December 31, 2005, respectively, and $9 million and $9 million for 2004 and 2003, respectively, and are included in selling, general and administrative expenses.

Foreign Exchange Contracts

      We enter into foreign exchange contracts as hedges against exchange rate fluctuations of future accounts receivable and accounts payable under contracts-in-process which are denominated in foreign currencies. We

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

follow SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which among other things requires that all derivative instruments be recorded on the balance sheet at their fair value.

Stock-Based Compensation

      Effective October 1, 2005, in connection with our adoption of fresh-start accounting, we adopted the fair value method of accounting for stock options for all options granted by us after October 1, 2005 pursuant to the prospective method provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123R”). We use the Black-Scholes-Merton option-pricing model to measure fair value of these stock option awards. This is the same method we used in prior years for disclosure purposes. The Black-Scholes-Merton model requires us to make significant judgments regarding the assumptions used within the model, the most significant of which are the stock price volatility assumption, the expected life of the option award, the risk-free rate of return and dividends during the expected term. We emerged from bankruptcy on November 21, 2005, and as a result, we do not have sufficient stock price history upon which to base our volatility assumption. In determining the volatility used in our model, we considered the volatility of the stock prices of selected companies in the satellite industry, the nature of those companies, our emergence from bankruptcy and other factors in determining our stock price volatility. For 2005, we used a stock price volatility assumption of 27%. We based our estimate of the average life of a stock option of 4.75 years using the midpoint between the vesting and expiration dates as allowed by SEC Staff Accounting Bulletin No. 107, Share-Based Payment, based upon the vesting period of 4 years and the option term of seven years. Our risk-free rate of return assumption for options granted in 2005 of 4.4% was based on the quoted yield for five-year U.S. treasury bonds as of the date of grant (see Note 15). We assumed no dividends during the expected term.

      Prior to October 1, 2005, we followed the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”) an amendment of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). We accounted for stock-based compensation for employees using the intrinsic value method (as defined below) as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under APB 25, no compensation expense was recognized for employee share option grants because the exercise price of the options granted equaled the market price of the underlying shares on the date of grant (the “intrinsic value method”). We used the Black-Scholes-Merton option pricing model to determine the pro forma effect with the following weighted average assumptions in our calculations: expected life, six to twelve months following vesting; stock volatility, 90%; risk free interest rate, 2.4% to 6.6% based on date of grant; and dividends, none during the expected term. Our calculations were based on a multiple option valuation approach and forfeitures were recognized as they occurred. The following table summarizes what our pro

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
forma net loss and pro forma loss per share would have been if we used the fair value method under SFAS 123 (in millions, except per share amounts):

	Predecessor Registrant

	For the Period
	January 1,	Years Ended
	2005 to	December 31,
	October 1,
	2005	2004	2003

Reported income (loss) from continuing operations	$1,030.9	$(174.3)	$(413.2)
Less: Total stock based employee benefit (compensation) determined under the fair value method for all awards	—	(0.6)	7.6

Pro forma income (loss) from continuing operations	1,030.9	(174.9)	(405.6)
(Loss) income from discontinued operations, net of taxes	—	(2.3)	18.8
Gain on sale of discontinued operations, net of taxes	14.0	—	—

Pro forma net income (loss) before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	1,044.9	(177.2)	(386.8)
Cumulative effect of change in accounting principle	—	—	(2.0)
Extraordinary gain on acquisition of minority interest	—	—	13.6

Pro forma net income (loss)	1,044.9	(177.2)	(375.2)
Preferred dividends	—	—	(6.7)

Pro forma net income (loss) applicable to common shareholders	$1,044.9	$(177.2)	$(381.9)

Reported basic and diluted income (loss) per share from continuing operations	$23.37	$(3.96)	$(9.58)
Pro forma basic and diluted income (loss) per share from continuing operations	23.37	(3.97)	(9.41)
Reported basic and diluted income (loss) per share before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	23.69	(4.01)	(9.15)
Pro forma basic and diluted income (loss) per share before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	23.69	(4.02)	(8.98)
Reported income (loss) per share applicable to common shareholders	23.69	(4.01)	(8.89)
Pro forma income (loss) per share applicable to common shareholders	23.69	(4.02)	(8.72)
      The Plan of Reorganization did not provide for participation or recovery by Old Loral common shareholders and, accordingly, Old Loral stock options had no value to the employees. The fair values of stock-based employee compensation above were calculated based on the relative values of the options at the date of grant. These stock options were cancelled upon our emergence in accordance with our Plan of Reorganization.

Deferred Compensation
      Pursuant to the Plan of Reorganization we entered into deferred compensation arrangements for certain key employees that vest generally over four years and expire after seven years. The initial deferred compensation awards were calculated by multiplying $9.44 by the number of stock options granted to these key employees (see Note 15). We are accreting the liability by charges to income over the vesting period. The deferred compensation cost charged against income, net of estimated forfeitures, was $0.2 million for the period October 2, 2005 to December 31, 2005. As of December 31, 2005, there was an additional $6.6 million

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of unrecognized deferred compensation (not including an additional $5.8 million for which recognition of the awards were delayed to 2006) that will be charged to income over the remaining vesting period. The value of the deferred compensation fluctuates depending on stock price performance, within a defined range, and vesting will accelerate if there is a change of control as defined.

Extraordinary Gain on Acquisition of Minority Interest

      On June 30, 2003, Loral entered into a master settlement agreement with Alcatel Space and Alcatel Space Industries (collectively, “Alcatel”) which resolved all claims among the parties. In connection with that agreement, Loral, among other things, acquired Alcatel’s minority interest in CyberStar, resulting in the recognition in the second quarter of 2003 of an extraordinary gain of $14 million, which represents the extinguishment of the minority interest liability less the fair value of the acquired net assets.

Income Taxes

      Deferred income taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying statutory tax rates in effect for the year during which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent it is more likely than not that the deferred tax assets will not be realized (see Note 14).

      In addition, our policy is to establish tax contingency liabilities for potential audit issues. The tax contingency liabilities are based on our estimate of the probable amount of additional taxes that may be due in the future. Any additional taxes due would be determined only upon completion of current and future federal, state and international tax audits. At December 31, 2005, the Company had $41.8 million and $0.4 million of tax contingency liabilities included in long-term liabilities and income taxes payable, respectively. At December 31, 2004, the Company had $38.9 million of tax contingency liabilities included in liabilities subject to compromise.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Cash Flow Information
      The following represents non-cash activities and supplemental information to the consolidated statements of cash flows (in thousands):

	Successor
	Registrant	Predecessor Registrant

	For the Period	For the Period
	October 2,	January 1,	Years Ended
	2005 to	2005 to	December 31,
	December 31,	October 1,
	2005	2005	2004	2003

Non-cash activities:
Minimum pension liability adjustment		$—	$(19,049)	$(4,526)

Unrealized gains (losses) on available-for-sale securities, net of taxes		$(99)	$8,142	$(16,815)

Unrealized net losses on derivatives, net of taxes		$(487)	$(1,046)	$(244)

Increase in restricted cash related to debt proceeds		$98,736

Insurance proceeds receivable recorded for satellite loss and warranty obligations				$122,770

Accrual of preferred dividends				$6,719

Supplemental information:
Interest paid, net of capitalized interest	$15,548	$—	$23,550	$83,062

Taxes paid, net of refunds	$(418)	$2,166	$4,318	$1,342

Cash (paid) received for reorganization items:
Professional fees	$(9,650)	$(17,533)	$(18,745)	$(7,598)

Employee retention costs	$(4,790)	$—	$(6,468)	$(2,680)

Severance costs		$—	$(1,722)

Restructuring costs		$(55)

Interest income		$2,536	$1,740	$708

      During 2004 and 2003, the Company included increases in restricted cash of $5,049,000 and $7,628,000, respectively, as part of net cash flows from operating activities instead of net cash flows from investing activities. As a result of this reclassification, net cash provided by operating activities changed from $61,080,000 (as reported) to $66,129,000 (as revised), during 2004, and from $225,025,000 (as reported) to $232,653,000 (as revised), during 2003. Additionally, net cash provided by (used in) investing activities changed from $911,936,000 (as reported) to $906,877,000 (as revised), during 2004, and from $(149,856,000) (as reported) to $(157,484,000) (as revised), during 2003. These changes were not considered to be material to the Company’s consolidated statement of cash flows.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

FSP 13-1
      In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 13-1 (“FSP 13-1”), Accounting for Rental Costs Incurred during a Construction Period, which requires rental costs associated with land or building operating leases that are incurred during a construction period to be recognized as rental expense. We were required to adopt the Staff Position upon the adoption of fresh-start accounting requirements under SOP 90-7. The adoption of FSP 13-1 had no impact on our consolidated financial statements.

FIN 47
      In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We were required to adopt FIN 47 upon the adoption of fresh-start accounting requirements under SOP 90-7. The adoption of FIN 47 had no impact on our consolidated financial statements.

SFAS 154
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS 154”) a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement changes the requirements for the accounting and reporting of a change in accounting principle. It requires retrospective application to prior periods’ financial statements of changes in accounting principles as opposed to recognizing the change in the period of adoption as a cumulative effect of a change in accounting principle, as previously required. We were required to adopt this statement upon the adoption of fresh-start accounting requirements under SOP-97. We were not required to apply SFAS 154 retrospectively since we were exempt under the fresh-start accounting requirements. The adoption of SFAS 154 had no impact on our consolidated financial statements.

SFAS 153
      In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, (“SFAS 153”) an amendment of Accounting Principles Board No. 29 (“APB No. 29”). It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive asset in paragraph 21(b) of APB No. 29 and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement were effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 had no impact on our consolidated financial statements.

SFAS 150
      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
embodies an obligation of the issuer. As a result of our adoption of SFAS 150 on July 1, 2003, we reclassified our redeemable convertible preferred stock to liabilities and increased the recorded values to their redemption values (with an offsetting increase to other assets) and recorded a cumulative effect of accounting change of $2 million during the third quarter of 2003, which represents the amortization of expenses incurred on the issuance of the securities from their issuance dates through June 30, 2003, that were not previously amortized.

SFAS 151
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, (“SFAS 151”) an amendment of Accounting Research Bulletin No. 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criteria of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We were required to adopt the provisions of this statement upon the adoption of fresh-start accounting requirements under SOP-97. The adoption of SFAS 151 had no impact on our consolidated financial statements.

FSP 109-1
      In December 2004, the FASB staff issued FASB Staff Position No. FAS 109-1 (“FSP 109-1”), Accounting for Income Taxes to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “Job Creation Act”). The Job Creation Act replaced the export incentives of the extraterritorial income exclusion provision with a tax deduction for income from qualified domestic production activities. FSP 109-1 provides guidance on accounting for the impact of this tax deduction. Since we are projecting a net tax loss for 2005, we expect no benefit from this deduction in the current year.

4.	Fresh-Start Accounting
      On August 1, 2005, the Bankruptcy Court entered its Confirmation Order confirming the Company’s Plan of Reorganization. On September 30, 2005, the FCC approved the transfer of FCC licenses from Old Loral to New Loral, which represented the satisfaction of the last material condition precedent to the Debtors’ emergence from bankruptcy. Our emergence from Chapter 11 proceedings on November 21, 2005 resulted in a new reporting entity and adoption of fresh-start accounting in accordance with SOP 90-7 as of October 1, 2005, as reflected in the following financial information. Reorganization adjustments have been made in the financial information to reflect the discharge of certain pre-petition liabilities and the adoption of fresh-start accounting. These adjustments are based upon the work of Loral and our financial consultants to determine the relative fair values of our assets and liabilities. The allocation of the reorganization enterprise value to individual assets and liabilities may change based upon completion of the fair valuation process, as additional information becomes available, and may result in differences to the fresh-start adjustments presented in this financial information. The Company expects to finalize this allocation in the first half of 2006.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED BALANCE SHEET(a)

	Predecessor	Plan		Fresh-Start		Successor
	October 1,	Reorganization		Valuation		October 1,
	2005	Adjustments		Adjustments(e)		2005

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$198.7	$—		$—		$198.7
Accounts receivable, net	14.4	—		—		14.4
Contracts-in-process	91.4	—		(14.3)		77.1
Inventories	45.5	—		—		45.5
Other current assets	41.3	97.5	(b)	3.4		142.2

Total current assets	391.3	97.5		(10.9)		477.9
Property, plant and equipment, net	536.5	(3.5	)(i)	0.2		533.2
Long-term receivables	67.6	—		(23.8)		43.8
Investments in and advances to affiliates	53.7	—		56.3		110.0
Deposits	9.8	—		—		9.8
Goodwill	—	—		340.1	(g)	340.1
Other assets	42.1	2.1	(b)(j)	126.7		170.9

	$1,101.0	$96.1		$488.6		$1,685.7

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$36.1	$45.1	(c)(h)	$1.2		$82.4
Accrued employment costs	33.9	0.5	(c)	—		34.4
Customer advances and billings in excess of costs and profits	108.4	24.9	(c)(h)	(3.2)		130.1
Interest payable	—	19.1	(c)(h)	—		19.1
Vendor financing payable	—	37.1	(c)(h)	—		37.1
Income taxes payable	—	0.8	(c)	—		0.8
Other current liabilities	25.5	17.9	(c)(h)	(1.7)		41.7

Total current liabilities	203.9	145.4		(3.7)		345.6
Pension and other postretirement liabilities	—	156.6	(c)	78.2		234.8
Long-term liabilities	84.5	34.6	(c)	40.5		159.6
Long-term debt	—	103.4	(b)	—		103.4

Total liabilities	288.4	440.0		115.0		843.4
Liabilities subject to compromise	1,914.0	(1,914.0	) (c)	—		—
Minority interest	2.3	200.0	(b)	(2.3)		200.0
Shareholders’ equity:
Common stock, par value $.01 and Paid-in capital	3,397.2	642.3	(d)	(3,397.2	)(f)	642.3
Other	(93.8)	—		93.8	(f)	—
Retained (deficit) earnings	(4,407.1)	727.8	(c)(d)	3,679.3	(f)	—

Total shareholders’ (deficit) equity	(1,103.7)	1,370.1		375.9		642.3

	$1,101.0	$96.1		$488.6		$1,685.7

(a)	The Condensed Consolidated Balance Sheet reflects a reorganization enterprise value of $970 million based on the Bankruptcy Court’s determination (see Note 2), which, after reduction for the fair value of the Loral Skynet Notes and Series A Preferred

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock (see Notes 12 and 15), results in a reorganization equity value of approximately $642 million. This results in goodwill equal to the excess of reorganization equity value over fair value of identifiable net assets.

(b)	Reflects $98.7 million of proceeds from the rights offering of Loral Skynet Notes held in escrow as of October 1, 2005, and the related deferred debt issuance costs of $4.7 million and $200 million of Loral Skynet Preferred Stock pursuant to the Plan of Reorganization (see Notes 12 and 15).

(c)	Reflects the discharge of prepetition liabilities in accordance with the Plan of Reorganization and the reclassification of the remaining liabilities subject to compromise to the appropriate liability accounts in accordance with the Plan of Reorganization. Discharge of Loral’s pre-petition liabilities is summarized as follows (in millions):

To be exchanged for stock	$1,298.0
To be cancelled	292.2
To be reinstated and/or paid in cash	323.8

$1,914.0

      Additionally, in accordance with the Plan of Reorganization, holders of claims to be paid in cash were paid interest at the rate of 6% per annum for the period from the petition date to the Effective Date of the Plan of Reorganization. This interest of $13.2 million was recorded as interest expense for the period ended October 1, 2005.

(d)	Reflects the issuance of New Loral common stock to pre-petition creditors and the gain on the discharge of liabilities subject to compromise.

(e)	Reflects changes to carrying values of assets and liabilities to reflect estimated fair values.

(f)	Reflects the revaluation gain and the elimination of the retained deficit and other equity balances.

(g)	Reflects goodwill equal to the excess of reorganization equity value over the estimated fair value of identifiable net assets.

(h)	Amounts payable upon emergence are included in current liabilities.

(i)	Reflects agreement to return certain fixed assets in settlement of certain pre-petition obligations.

(j)	Reflects elimination of deferred charges related to the Old Loral debt and preferred stock, which were discharged in accordance with the Plan of Reorganization.
As a result of the above we recognized the following (in millions);

Gain on discharge of pre-petition obligations	$727.8
Gain on fresh-start valuation adjustments	375.9

Total gain on discharge of pre-petition obligations and fresh-start adjustments	1,103.7
Add interest expense to holders of claims paid in cash	13.2
Less tax benefit on Plan of Reorganization and fresh-start valuation adjustments	(15.4)

Total gain on discharge of pre-petition obligations and fresh-start adjustments excluding interest expense and income tax benefit	$1,101.5

5.	Discontinued Operations
      On March 17, 2004, we consummated the sale of our North American satellites and related assets to certain affiliates of Intelsat, Ltd. and Intelsat (Bermuda), Ltd. (collectively, “Intelsat”). At closing, we received approximately $1.011 billion, consisting of approximately $961 million for the North American satellites and related assets, after adjustments, and $50 million for an advance on a new satellite to be built for Intelsat by SS/ L. We used a significant portion of the funds received to repay all $967 million of our outstanding secured bank debt. In addition, after closing, we received approximately $16 million from Intelsat to reimburse us for a deposit made for the launch of Intelsat Americas 8 (Telstar 8), and we received an additional $4 million in May 2004 as a purchase price adjustment resulting from resolution of a regulatory issue. The operating revenues and expenses of these assets and a portion of interest expense on our secured debt through March 18, 2004 have been classified as discontinued operations under SFAS 144 for all periods presented. As a result of the resolution of the contingencies primarily relating to the completion of the Intelsat Americas 8 (Telstar 8) satellite, which was successfully launched on June 23, 2005, we have recognized on

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
our statement of operations the previously deferred gain on the sale of $11.4 million, net of taxes of $4.3 million, during the quarter ended June 30, 2005. The tax provision on the gain was reduced by $2.6 million in the quarter ended September 30, 2005, as a result of finalization of our 2004 tax returns, resulting in a net gain recorded of $14.0 million.
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

	Predecessor Registrant

	For the Period
	January 1,	Years Ended
	2005 to	December 31,
	October 1,
	2005	2004	2003

	(in thousands)
Revenues of discontinued operations	$—	$29,149	$143,564
Operating income	$—	$22,408	$78,958
Interest expense on secured bank debt (Note 12)	—	(24,756)	(49,178)
Income (loss) before income taxes	—	(2,348)	29,780
Income tax provision	—	—	(10,977)
Gain on sale of discontinued operations, net of tax	13,967	—	—
Income (loss) from discontinued operations	$13,967	$(2,348)	$18,803
      The satellites sold had a net book value of $935 million, including insurance proceeds receivable of $123 million, on our consolidated balance sheet at December 31, 2003. The other related assets and liabilities sold had a net book value of $30 million and $31 million, respectively, as of December 31, 2003.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accumulated Other Comprehensive Income (Loss)
      The components of comprehensive income (loss) are as follows (in thousands):

	Consolidated Balance Sheet		Consolidated Statement of Operations

	Successor	Predecessor	Successor
	Registrant	Registrant	Registrant	Predecessor Registrant

			For the Period	For the Period
			October 2,	January 1,	Years Ended
			2005 to	2005 to	December 31,
	December 31,	December 31,	December 31,	October 1,
	2005	2004	2005	2005	2004	2003

Cumulative translation adjustment	$15	$(799)	$15	$(222)	$140	$970
Derivatives classified as cash flow hedges, net of taxes:
Net (decrease) increase in foreign currency exchange contracts				—	—	551
Reclassifications into revenues, cost of sales and income taxes from other comprehensive income				(487)	(1,046)	(355)
Reclassifications into interest expense from other comprehensive income for anticipated transactions that are no longer probable				—	—	(440)

Unrealized net gains (losses) on derivatives		(604)		(487)	(1,046)	(244)
Unrealized (losses) gains on available-for-sale securities, net of taxes		—		(99)	8,142	(16,815)
Minimum pension liability adjustment		(88,258)			(19,049)	(4,526)

Accumulated other comprehensive income (loss)	$15	$(89,661)	$15	$(808)	$(11,813)	$(20,615)

      As described in Note 9, with the dissolution of Globalstar, L.P. on June 29, 2004, we wrote-off the remaining book value of our investment in Globalstar, L.P.’s $500 million credit facility and reduced to zero the unrealized gains and related deferred tax liabilities previously reflected in accumulated other comprehensive loss. The unrealized gains reflected above for the year ended December 31, 2004, include the reversal of $11.4 million of deferred tax liabilities relating to our investment in Globalstar, L.P.’s $500 million credit facility.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Contracts-in-Process and Long-Term Receivables

Contracts-in-Process
Contracts-in-Process consists of (in thousands):

	Successor	Predecessor
	Registrant	Registrant

	December 31,

	2005	2004

U.S. government contracts:
Amounts billed	$124	$1,936
Unbilled receivables	4,287	4,818

	4,411	6,754

Commercial contracts:
Amounts billed	38,789	6,210
Unbilled receivables	30,384	6,076

	69,173	12,286

	$73,584	$19,040

      Unbilled amounts include recoverable costs and accrued profit on progress completed, which have not been billed. Such amounts are billed in accordance with the contract terms, typically upon shipment of the product, achievement of contractual milestones, or completion of the contract and, at such time, are reclassified to billed receivables. Fresh-start fair value adjustments relating to contracts-in-process are amortized on a percentage of completion basis as performance under the related contract is completed.
      Certain contracts that SS/ L had recently entered into provided that SS/ L’s customers may defer milestone payments otherwise due until after SS/ L emerges from Chapter 11. Accordingly, SS/ L deferred milestone billings to these customers of approximately $108 million as of November 21, 2005. Upon emergence from bankruptcy, SS/ L billed and received $62 million of these milestones with the remaining amount to be billed following successful disposition of the Appeals. As of March 10, 2006, the balance of $46 million, has been substantially received.

Long-Term Receivables
      Billed receivables relating to long-term contracts are expected to be collected within one year. We classify billings deferred and the orbital component of unbilled receivables expected to be collected beyond one year as long-term. Fresh-start fair value adjustments relating to long-term receivables are amortized on the effective interest method over the life of the related orbital stream.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Receivable balances related to satellite orbital incentive payments and billings deferred as of December 31, 2005 are scheduled to be received as follows (in thousands):

Long-Term
Receivables

2006	$50,214
2007	10,255
2008	734
2009	2,024
2010	2,437
Thereafter	32,705

98,369
Less, current portion included in contracts-in-process	(50,214)

Long-term receivables	$48,155

      Amortization of fresh-start accounting fair value adjustments relating to contracts-in-process, long-term receivables, customer advances and billings in excess of costs and profits and deferred revenue was $(7.9) million during the period October 2, 2005 to December 31, 2005.
      During 2004, we wrote-off $11.3 million of long-term receivables due to a contract modification.

8.	Property, Plant and Equipment (see Note 3)
Property, Plant & Equipment consists of (in thousands):

	Successor	Predecessor
	Registrant	Registrant

	December 31,

	2005	2004

Land and land improvements	$27,833	$24,827
Buildings	52,873	87,133
Leasehold improvements	6,352	15,638
Satellites in-orbit, including satellite transponder rights of $116.7 million and $279.6 million in 2005 and 2004, respectively	366,196	1,093,951
Satellites under construction	197	—
Earth stations	17,710	82,577
Equipment, furniture and fixtures	61,937	276,948
Other construction in progress	5,096	2,337

	538,194	1,583,411
Accumulated depreciation and amortization	(17,691)	(784,503)

	$520,503	$798,908

      Depreciation and amortization expense for property, plant and equipment was $17.7 million and $61.2 million for the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005, respectively, and $131.2 million and $131.1 million in 2004 and 2003, respectively. Accumulated depreciation and amortization as of December 31, 2005 and 2004 includes $3.3 million and $112.9 million, respectively,

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
related to satellite transponders where Loral has the rights to transponders for the remaining life of the related satellite.
      On March 17, 2004 we sold our North American satellites and related assets (see Note 5).
      In January 2004, our Telstar 14/ Estrela do Sul-1 (“EDS”) satellite’s North solar array only partially deployed after launch, diminishing the power and life expectancy of the satellite. SS/ L had submitted to its insurers a claim for a total constructive loss of the satellite, seeking recovery for the insured value of $250 million. At the end of March 2004, the satellite began commercial service able to operate 15 of its 41 transponders. The satellite’s life expectancy is now approximately six years, as compared to a design life of 15 years. During March 2004, we recorded an impairment charge of $12 million to reduce the carrying value of the satellite and related assets to the expected proceeds from insurance of $250 million. On May 10, 2005, the Bankruptcy Court approved the terms of a settlement arrangement between SS/ L and the insurers pursuant to which SS/ L would be paid 82% of the insured amount and the insurers would waive any rights they may have to obtain title to EDS as a result of payment on the insurance claim. As of October 1, 2005, SS/ L had received $205 million in insurance proceeds, representing the full settlement amount, from the insurers. We expect that the net cash flow of EDS over its six-year life will exceed its carrying value.
      On September 20, 2002, and as further amended in March 2003, we agreed with APT Satellite Company Limited (“APT”) to jointly acquire the Apstar V satellite (now known as Telstar 18). Under this agreement, we were initially to acquire 23% of the satellite in return for paying 25% of the project cost, and were to pay APT over time an additional 25% of the project cost to acquire an additional 23% interest in the satellite. In August 2003, we amended our various agreements with APT, converting our arrangement from joint ownership to a lease, but leaving unchanged the cost allocation between the parties relating to the project cost of the satellite. Under this arrangement, we retain title to the entire satellite. The number of transponders leased to APT is reduced over time upon repayment by us of the second 25% of the satellite’s project cost, ultimately to 54% of the satellite’s transponder capacity. As a result of this conversion from joint ownership to a lease arrangement, in the third quarter of 2003 we (a) reversed the cumulative sales of $83 million and cost of satellite manufacturing of $73 million and (b) recorded an increase to self-constructed assets of $73 million and recorded deferred revenue of $80 million from APT. In November 2003, we agreed with APT to further revise our existing arrangement. Under this revised arrangement, we agreed, among other things, to accelerate the termination of APT’s leasehold interest in 4.5 transponders by assuming $20.4 million of project cost which otherwise would have been initially paid by APT, decreasing APT’s initial leased transponder capacity from 77% to 69% (or 37 transponders). In addition, we agreed to provide to APT, at no additional cost, certain unused capacity on Telstar 10/ Apstar IIR during an interim period (which has since expired).
      During September 2004, our Telstar 18 satellite began commercial service and we recognized $87 million of sales and $80 million of cost of sales relating to the sales-type lease element of our agreement with APT. In addition, as of December 31, 2005, we have recorded $4 million of deferred revenue relating to the operating lease and service elements of the agreement (primarily APT’s lease of four transponders for four years and four additional transponders for five years and our providing APT with telemetry, tracking and control services for the life of the satellite), which is being recognized on a straight-line basis over the life of the related element being provided. Also, at December 31, 2005, our long-term liabilities included $25 million, representing the present value of our obligation to make future payments of $18.1 million to APT on each of the fourth and fifth in-service anniversaries of Telstar 18, whereupon APT’s leasehold interest in the related transponders described in the preceding sentence, would be terminated.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The transponder capacity on satellites in orbit is either leased by customers or held for lease by us. Future minimum lease receipts due from customers under long-term operating leases for transponder capacity on our satellites in orbit and for service agreements as of December 31, 2005 are as follows (in thousands):

2006	$109,570
2007	70,293
2008	61,565
2009	55,809
2010	40,967
Thereafter	95,019

$433,223

9.	Investments in and Advances to Affiliates
      Investments in and advances to affiliates consists of (in thousands):

	Successor	Predecessor
	Registrant	Registrant

	December 31,

	2005	2004

XTAR equity investment	$104,616	$49,181
      Equity (losses) income in affiliates consists of (in thousands):

		Predecessor Registrant

	For the Period	For the Period
	October 2,	January 1,	Years Ended
	2005 to	2005 to	December 31,
	DeSuccessor,	October 1,
	Registrant	2005	2004	2003

XTAR	$(5,384)	$(2,796)	$87	$(230)
Satmex	—	—	—	(51,699	) (1)
Globalstar, L.P. and Globalstar service provider partnerships	—	—	46,567	776
Other	(63)	—	—	—

	$(5,447)	$(2,796)	$46,654	$(51,153)

(1)	Includes the write-off of our remaining investment in Satélites Mexicanos, S.A. de C.V. (“Satmex”) of $29 million due to the financial difficulties that Satmex is having (see below).

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

		Predecessor Registrant

		For the
	For the Period	Period
	October 2,	January 1,	Years Ended
	2005 to	2005 to	December 31,
	DSuccessor1,	October 1,
	Registrant	2005	2004	2003

Revenues	$4,148	$10,025	$7,779	$27,716
Investment income	—	—	—	886
Interest expense capitalized on development stage enterprises	—	—	478	1,196
Elimination of Loral’s proportionate share of (profits) losses relating to affiliate transactions	(2,949)	593	2,440	4,444
Profits (losses) relating to affiliate transactions not eliminated	2,318	(466)	(1,917)	(3,621)
Amortization of deferred credit and profits relating to investments in affiliates	—	—	—	(783)

XTAR
      XTAR, L.L.C. (“XTAR”), is a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”), a consortium comprised of leading Spanish telecommunications companies, including Hispasat, S.A., and agencies of the Spanish government. XTAR was formed to construct and launch an X-band satellite to provide X-band communications services exclusively to United States, Spanish and allied government users throughout the satellite’s coverage area, including Europe, the Middle East and Asia. XTAR currently has contracts to provide X-band services to the U.S. Department of State, the Spanish Ministry of Defense and the Danish armed forces. XTAR’s satellite was successfully launched on February 12, 2005 and commenced service in March 2005.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      XTAR entered into a Launch Services Agreement with Arianespace, S.A. (“Arianespace”) providing for launch of its satellite on Arianespace’s Ariane 5 ECA launch vehicle. Arianespace provided a one-year, $15.8 million, 10% interest paid-in-kind loan for a portion of the launch price, secured by certain of XTAR’s assets, including the satellite, ground equipment and rights to the orbital slot. The remainder of the launch price consists of a revenue-based fee to be paid over time following commencement of operations by XTAR. If XTAR is unable to repay the Arianespace loan when due, Arianespace may have the right to foreclose on the XTAR assets pledged as collateral, which would adversely affect our investment in XTAR. On October 25, 2005, XTAR and Arianespace entered into an amendment to the loan agreement pursuant to which Arianespace agreed to extend the maturity date of the loan to November 2006 in return for XTAR’s agreement to make certain amortization and excess cash payments to Arianespace. As of December 31, 2005, $13.7 million was outstanding under the Arianespace loan.
      XTAR has agreed to lease certain transponders on the Spainsat satellite, which has been constructed by SS/ L for Hisdesat. Spainsat was successfully launched on March 11, 2006 and is expected to commence service in April 2006. XTAR’s lease obligations for such service would initially amount to $6.2 million per year, growing to $23 million per year. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the Spainsat transponders leased by XTAR.
      The following table presents summary financial data for XTAR as of and for the year ended December 31, 2005 (in millions):
      Statement of Operations Data:

Year Ended
December 31,
2005

Revenues	$9.4
Operating loss	(5.4)
Net loss	(9.6)
      Balance Sheet Data:

December 31,
2005

Current assets	$7.4
Total assets	142.8
Current liabilities	21.1
Long-term liabilities	30.2
Members equity	91.5

Satmex
      In 1997, in connection with the privatization of Satmex by the Mexican Government of its satellite services business, Loral and Principia S.A. de C.V. (“Principia”) formed a joint venture that acquired 75% of the outstanding capital stock of Satmex. In addition to the $647 million of cash that was given to the Mexican Government for this 75% interest, as part of the acquisition, a wholly owned subsidiary of the joint venture, Servicios Corporativos Satelitales S.A. de C.V. (“Servicios”), was required to issue a seven-year government obligation (“Government Obligation”) to the Mexican Government. The Government Obligation had an initial face amount of $125 million and accreted at 6.03% to $189 million as of December 30, 2004, its maturity date. There is no guarantee of this debt by Satmex; however, Loral and Principia have pledged their respective membership interests in the joint venture in a collateral trust to support this obligation. As Servicios did not repay the Government Obligation when it was due, the Mexican Government could foreclose on these

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares, which would result in Loral losing nearly all of its investment stake in Satmex. A small portion of our ownership is comprised of direct equity interests in Satmex and such interest has not been pledged.

      On June 30, 2004, Satmex’s floating rate notes came due and Satmex did not make the required principal payment of $203.4 million. On November 1, 2004, the fixed rate notes came due and Satmex did not make the required principal payment of $320.0 million. Also, Satmex did not make the August 1, 2003, February 1, 2004, and August 1, 2004 interest payments on the fixed rate notes or the interest due on maturity of the fixed rate notes. The aggregate amount of interest payment due was $56.7 million.

      On December 29, 2004, the Government Obligation of approximately $125.1 million plus accrued interest of approximately $63 million came due and Servicios did not make payment of such amounts. As a result of the payment defaults under the Government Obligation, the Mexican government could initiate proceedings against Servicios, which may include foreclosure on the joint venture shares held by Loral and Principia which would result in a change of control of Satmex. The Mexican government is seeking to commence an involuntary proceeding against Servicios under applicable Mexican bankruptcy laws.

      As a consequence of the defaults described above, on May 25, 2005, certain holders of Satmex fixed rate notes and the floating rate notes (the “Petitioning Creditors”) filed an involuntary petition (the “Involuntary Petition”) commencing a Chapter 11 case under the Bankruptcy Code against Satmex in the U.S. Bankruptcy Court. On June 29, 2005, Satmex filed a petition for reorganization in Mexico (the “Concurso Mercantil”). On July 7, 2005, Satmex filed a motion in the U.S. Bankruptcy Court to dismiss the bankruptcy filing for Satmex made by its U.S. creditors. Satmex subsequently reached a settlement agreement with the Petitioning Creditors premised upon, among other things, the parties consenting to Satmex commencing a case under section 304 of the Bankruptcy Code in the Bankruptcy Court, as a case ancillary to the Concurso Mercantil, and the voluntary dismissal of the involuntary Chapter 11 case commenced by the Petitioning Creditors. In January 2006, Satmex reached an agreement in principle with its creditors to restructure its debt, which is currently in default. As a result, we expect our ownership in Satmex to be reduced to less than five percent.

      As of December 31, 2005, we had a 49% indirect economic interest in Satmex. We account for Satmex using the equity method. In the third quarter of 2003, we wrote off our remaining investment in Satmex of $29 million (as an increase to its equity loss), due to the financial difficulties that Satmex was having. As a result, and because we have no future funding requirements relating to this investment, there is no requirement for us to provide for our allocated share of Satmex’s net losses subsequent to September 30, 2003. In addition, Loral recorded reductions in estimated contract revenues from Satmex, resulting in an increase to our operating loss of approximately $24 million in 2003.

      As a result of writing off our remaining investment in Satmex in the third quarter of 2003, the following table presents summary statement of operations data for Satmex for the nine months ended September 30, 2003 (in thousands):

Nine Months
Ended
September 30,
2003

Revenues	$59,212

Operating (loss) income	(4,195)

Net loss	(31,687)

Net loss applicable to common stockholders	(32,818)

Satmex Settlement Agreement

      On June 14, 2005, Loral Space & Communications Holdings Corporation (“LSCC”), Loral SpaceCom, a division of Loral SpaceCom, Loral Skynet Network Services, Inc. (“LSNS”) and SS/L (collectively the

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
“Loral Entities”) and Satmex entered into an agreement to be implemented through various amendments and agreements with respect to various transactions involving the Loral Entities and Satmex (the “Settlement Agreement”), including but not limited to the contract for the procurement of Satmex 6 between SS/L and Satmex (the “Satmex 6 SPA”), the management services agreement among Loral SpaceCom, Principia and Satmex (the “Management Services Agreement”), the license agreement between Loral SpaceCom and Satmex (the “License Agreement”), and various transponder agreements between certain of the Loral entities or LSNS and Satmex. Pursuant to the terms of the Settlement Agreement, Satmex and the Loral Entities agreed to offset certain amounts owing between them, and SS/L agreed to give Satmex an allowed claim of $3.7 million in SS/L’s Chapter 11 Case. In addition, SS/L and Satmex terminated their respective obligations under the Satmex 6 SPA, and entered into a new contract pursuant to which SS/L agreed to perform certain additional work, as well as renewed its commitment to provide its continued support for the launch of Satmex 6 provided that SS/L’s obligation to provide certain services under the new contract is expressly subject to certain conditions, including Satmex obtaining the approval of the Settlement Agreement and the underlying transactions with any court(s) and other authorities with jurisdiction over its reorganization proceeding. Also pursuant to the Settlement Agreement, Loral SpaceCom and Satmex agreed to terminate the Management Services Agreement and the License Agreement. As part of the consideration for the various benefits conferred by the Loral Entities to Satmex under the terms of the Settlement Agreement, including without limitation, the elimination of Satmex’s obligation to make orbital incentive and end of life bonus payments in respect of Satmex 6, Satmex has agreed to lease to LSCC for the life of the satellite, without any further consideration, two 36 MHz Ku-band transponders and two 36 MHz C-band transponders on Satmex 6. Upon emergence from bankruptcy, LSCC assigned its rights under this lease agreement to SS/L. The Settlement Agreement was approved by the Bankruptcy Court on July 26, 2005 and became effective on August 5, 2005. Upon receipt of Bankruptcy Court approval, Loral Skynet recorded income of $4.6 million representing the reversal of reserves and accruals recorded in previous periods. In February 2006, the conciliador in Satmex’s Mexican reorganization proceedings approved the Settlement Agreement. We have not recorded the financial benefit of the transponder lease pending the launch of Satmex 6.

Globalstar Related Activities
      We accounted for our investment in Globalstar, L.P.’s $500 million credit facility at fair value, with changes in the value (net of tax) recorded as a component of other comprehensive loss (see Note 6). We recorded unrealized net gains (losses) after taxes as a component of other comprehensive loss of $8 million and $(17) million in 2004 and 2003, respectively, in connection with this security.
      On April 14, 2004, Globalstar, L.P. announced the completion of its financial restructuring following the formal acquisition of its main business operations and assets by Thermo Capital Partners LLC (“Thermo”), effectively resulting in Globalstar, L.P. exiting from bankruptcy. Thermo invested $43 million in the newly formed Globalstar company (“New Globalstar”) in exchange for an 81.25% equity interest, with the remaining 18.75% of the equity to be distributed to the creditors of Globalstar, L.P. Our share of the equity interest is approximately 2.7% of New Globalstar, to which we assigned no value. Upon receipt of our equity interest in New Globalstar in June 2004, we reversed the $2.8 million unrealized gain included in accumulated other comprehensive income against the remaining $2.8 million investment in Globalstar, L.P.’s $500 million credit facility, which had no impact on our consolidated results of operations.
      On June 29, 2004, Globalstar, L.P. was dissolved. As a result of Globalstar, L.P.’s liquidation, we recorded equity income of $47 million on the reversal of vendor financing liabilities that were non-recourse to SS/L in the event of non-payment by Globalstar, L.P..
      Loral holds various indirect ownership interests in three foreign companies that currently serve as exclusive service providers for Globalstar service in Brazil, Mexico and Russia and an indirect ownership in a

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S.-based distributor that has the exclusive right to sell Globalstar services to certain government agencies in the United States.

10.	Accounting for Goodwill and Other Intangible Assets

Goodwill
      Goodwill was established in connection with our adoption of fresh-start accounting (see Notes 3 and 4).

Other Intangible Assets
      Other Intangible Assets were established in connection with our adoption of fresh-start accounting (see Notes 3 and 4). Intangible assets are included in Other Assets on our consolidated balance sheet (in millions, except years):

	Successor Registrant			Predecessor Registrant

	Weighted Average	December 31, 2005		December 31, 2004
	Remaining
	Amortization Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Internally developed software and technology	5	$59.8	$(2.7)	$—	$—
Orbital slots	7	15.8	(0.8)	20.0	(5.8)
Trade names	20	13.2	(0.2)	—	—
Customer relationships	14	20.0	(0.3)	—	—
Customer contracts	7	32.0	(2.1)
Regulatory fees		—	—	2.5	(1.9)
Other intangibles	4	2.7	(0.1)	13.0	(12.0)

Total		$143.5	$(6.2)	$35.5	$(19.7)

      Total pre-tax amortization for intangible assets of $6.2 million for the period October 2, 2005 to December 31, 2005 primarily reflects the net amortization of the fair value adjustments recorded in connection with our adoption of fresh start accounting (see Note 4). Total pre-tax amortization expense was $2.6 million for the period January 1, 2005 to October 1, 2005 and $3.3 million for each of the years ended December 31, 2004 and 2003. Annual pre-tax amortization expense for intangible assets for the five years ended December 31, 2010 is estimated to be as follows (in millions):

2006	$20.8
2007	19.9
2008	19.3
2009	18.3
2010	14.6

11.	Liabilities Subject to Compromise — Predecessor Registrant
      Liabilities subject to compromise included debt, accounts payable, accrued expenses and other liabilities that were discharged as part of our emergence from bankruptcy. Creditors received distributions consisting of cash, debt, preferred stock and common stock in settlement of their bankruptcy claims. The ratio of cash, debt, preferred stock and common stock that individual creditors received depended upon the priority of the claim allowed for each creditor. We recorded a gain on the estimated settlement of these liabilities of $727.8 million (including interest expense and tax benefit) in the period January 1, 2005 to October 1, 2005

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(see Note 4). Liabilities subject to compromise at December 31, 2004 which were discharged upon our emergence from bankruptcy consisted of the following (in thousands):

December 31,
2004

Debt obligations (see Note 12)	$1,269,977
Accounts payable	52,728
Accrued employment costs	542
Customer advances	30,837
Accrued interest and preferred dividends	40,428
Income taxes payable	38,934
Pension and other postretirement liabilities	178,647
Other liabilities	79,926
6% Series C convertible redeemable preferred stock	187,274
6% Series D convertible redeemable preferred stock	36,707

$1,916,000

12.	Debt Obligations
      Debt consists of (in thousands):

	Successor	Predecessor
	Registrant	Registrant
	December 31,	December 31,
	2005	2004

Loral Skynet 14.0% senior secured notes due 2015 (principal amount $126 million)	$128,191	$—
Loral Orion 10.0% senior notes due 2006:
Principal amount	—	612,704
Accrued interest (deferred gain on debt exchanges)	—	214,446
9.50% senior notes due 2006	—	350,000
Non-recourse debt of Loral Orion:
11.25% senior notes due 2007 (principal amount $37 million)	—	39,402
12.50% senior discount notes due 2007 (principal amount $49 million)	—	53,425

	$128,191	$1,269,977

Successor Registrant

Loral Skynet Notes
      On November 21, 2005, pursuant to the Plan of Reorganization, Loral Skynet issued $126 million of 14% Senior Secured Notes due 2015 (the “Loral Skynet Notes”) which notes are guaranteed on a senior secured basis by our subsidiary Loral Asia Pacific Satellite (HK) Limited and all of Loral Skynet’s existing domestic, wholly-owned subsidiaries, and will be guaranteed on the same basis by all future domestic wholly-owned, and subject to obtaining all required consents, majority-owned, subsidiaries of Loral Skynet (collectively, the “Subsidiary Guarantees”). The Loral Skynet Notes and the Subsidiary Guarantees are secured by all the assets of the obligors, subject to certain exclusions. The indenture covering the Loral Skynet Notes (the “Indenture”) permits Loral Skynet to obtain additional borrowings on both an unsecured and

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
secured basis, in certain cases utilizing the same assets that secure the Loral Skynet Notes and the Subsidiary Guarantees.
      The Loral Skynet Notes mature in 2015, subject, in certain instances, to earlier repayment in whole or in part. During the first two years after the Effective Date, we may redeem the notes at a redemption price of 110% plus accrued and unpaid interest, but only if we do not receive an objection notice from holders of two-thirds of the principal amount of the notes. After this two-year period, the notes are redeemable at our option at a redemption price of 110%, declining over time to 100% in 2014, plus accrued and unpaid interest. The Loral Skynet Notes bear interest at a rate of 14% per annum payable in cash semi-annually, provided that, if the amount of any interest payment would exceed certain thresholds calculated as specified in the Indenture, or under other circumstances at the determination of the Board of Directors of Loral Skynet unless two thirds of the holders of principal amount of the Loral Skynet Notes duly object, interest will be paid in kind by the issuance of additional Loral Skynet Notes. The proceeds from the Loral Skynet Notes have been used by Loral Skynet to finance, in part, the consummation of the Plan of Reorganization and the payment of the fees and expenses relating thereto. The Indenture also contains restrictive covenants that limit Loral Skynet’s and its subsidiaries’ ability to take certain actions, including certain restricted payments, incurrence of debt, incurrence of liens, payment of certain dividends or distributions, issuance or sale of capital stock of subsidiaries, sale of assets, affiliate transactions and sale/leaseback and merger transactions.
      Certain creditors were offered the right to subscribe to purchase their pro rata share of $120 million of the Loral Skynet Notes, which offering was underwritten by certain other creditors who received a $6 million fee paid in additional Loral Skynet Notes. As of October 1, 2005, there was $98.7 million (including $0.4 million of earned interest) deposited in an escrow account by subscribing creditors. The remaining $21.7 million was received upon issuance of the Loral Skynet Notes. As a result of the interest free period between October 1, 2005 and November 21, 2005, a premium of approximately $2.2 million was imputed. This premium and the total debt issuance costs of $6.2 million are being amortized to interest expense using the effective interest rate method resulting in an effective interest rate of $14.6%.

SS/L Letter of Credit Facility
      On November 21, 2005, SS/L entered into the $20,000,000 letter of credit agreement with JPMorgan Chase Bank. The agreement provides, among other things, for the amendment and restatement of SS/L’s then existing letter of credit facility such that any existing letters of credit issued and outstanding became letters of credit under this new letter of credit agreement. The letters of credit are available from November 21, 2005 until the earlier of the termination by SS/L of the $20,000,000 commitment, or December 31, 2006. Outstanding letters of credit are fully cash collateralized. As of December 31, 2005, $2.4 million of letters of credit under this facility were issued and outstanding.
Predecessor Registrant (see Note 11)
      As a result of our voluntary petitions for reorganization, all of our prepetition debt obligations were accelerated. These debt obligations have been discharged pursuant to the Plan of Reorganization (see Note 2).
      On March 17, 2004, we repaid all $967 million of our outstanding secured bank debt (see Notes 2 and 5). As of December 31, 2004, the principal amounts of our prepetition debt obligations were $1.049 billion.
      Subsequent to our voluntary petitions for reorganization on July 15, 2003, we only recognized and paid interest on our bank debt through March 18, 2004 and stopped recognizing and paying interest on all other outstanding debt obligations. While we were in Chapter 11, we only recognized interest expense to the extent paid. For the period ended October 1, 2005 and the years ended December 31, 2004 and 2003, we did not recognize $32.6 million, $43.5 million and $19.9 million, respectively, of interest expense on our senior notes

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(excluding our 10% senior notes) and $46.0 million, $61.3 million and $28.1 million, respectively, of a reduction to accrued interest on our 10% senior notes, as a result of the suspension of interest payments on our debt obligations.

13.	Reorganization Expenses Due to Bankruptcy
      Reorganization expenses due to bankruptcy for the period ended October 1, 2005, year ended December 31, 2004 and for the period from July 15, 2003 (filing date) to December 31, 2003 were as follows (in thousands):

	Predecessor Registrant

	For the Period
	January 1,		July 15, 2003
	2005 to	Year Ended	(Filing Date) to
	October 1,	December 31,	December 31,
	2005	2004	2003

Professional fees	$32,240	$20,898	$15,489
Employee retention costs	(917)	10,035	4,692
Severance costs	972	4,641	—
Facility closing costs	—	1,963	—
Lease rejection claims (gains)	(265)	220	5,872
Vendor settlement losses (gains)	289	(5,561)	(61)
Restructuring costs	1,503	—	—
Interest income	(2,586)	(1,740)	(708)

Total reorganization expenses due to bankruptcy	$31,236	$30,456	$25,284

14.	Income Taxes
      The (provision) benefit for income taxes on the (loss) income from continuing operations before income taxes, equity income (losses) in affiliates and minority interest consists of the following (in thousands):

	Successor
	Registrant	Predecessor Registrant

	For the Period	For the Period
	October 2,	January 1,	Years Ended
	2005 to	2005 to	December 31,
	December 31,	October 1,
	2005	2005	2004	2003

Current:
U.S. Federal	$(532)	$(1,235)	$—	$358
State and local	(429)	(2,339)	(335)	(745)
Foreign	(791)	(1,659)	(796)	(604)

Total	(1,752)	(5,233)	(1,131)	(991)

Deferred:
U.S. Federal	325	(259,373)	59,635	118,672
State and local	97	(45,737)	12,891	(16,811)
Foreign			(3,650)	960
Valuation allowance	(422)	321,244	(81,029)	(95,500)

Total	—	16,134	(12,153)	7,321

Total income tax (provision) benefit	$(1,752)	$10,901	$(13,284)	$6,330

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the periods from October 2, 2005 to December 31, 2005 and from January 1, 2005 to October 1, 2005 and for the years ended December 31, 2004 and 2003, the (loss) income from continuing operations before income taxes includes non-U.S. source income (loss) of approximately $1.2 million, $1.9 million, $0.3 million and $(22) million, respectively. Old Loral received no cumulative benefit as a result of being established in Bermuda because of substantial losses incurred by the Bermuda entities. Our provision for foreign income taxes relates primarily to Brazil tax imposed on the lease income from Estrela do Sul-1.
      For the period October 2, 2005 to December 31, 2005, we continued to maintain the 100% valuation allowance that had been established at December 31, 2002 against our net deferred tax assets, with the exception of our $2.0 million deferred tax asset relating to AMT credit carryforwards.
      In connection with our emergence from bankruptcy, Old Loral realized cancellation of debt income (“COD”) on its federal income tax return of approximately $439 million. COD realized while in bankruptcy is excluded from federal taxable income. We are required to reduce certain of our tax attributes, and to the extent sufficient attributes are not available on a separate company basis, reduce the tax basis in our assets, by an amount equal to the COD excluded by Old Loral from its taxable income. This adjustment resulted in a reduction to our deferred tax assets and the related valuation allowance. Also, as part of our fresh-start accounting and plan of reorganization adjustments, we recognized a net income tax benefit of $15.4 million, which includes a net deferred tax benefit of $16.5 million. See Note 4.
      For 2004, the deferred income tax provision of $12.1 million related to an additional valuation allowance which was required when we reversed the following deferred tax liabilities from accumulated other comprehensive loss: (i) With the dissolution of Globalstar on June 29, 2004, we wrote-off the remaining book value of our investment in Globalstar’s $500 million credit facility and reduced to zero the unrealized gains and related deferred tax liabilities previously reflected in accumulated other comprehensive loss. The reversal of this deferred tax liability resulted in a net deferred tax asset of $11.4 million against which we recorded a full valuation allowance. (ii) We also reduced the balance for certain deferred gains on derivative transactions and the related deferred tax liability included in accumulated other comprehensive loss. The reversal of this deferred tax liability also resulted in a net deferred tax asset of $0.7 million against which we recorded a full valuation allowance (see Notes 6 and 9).
      The (provision) benefit for income taxes presented above excludes the following items which were recorded in discontinued operations: (i) a current benefit of $2.6 million and a current provision of $4.3 million for the period ended October 1, 2005 and for the year ended December 31, 2004, respectively, related to the previously deferred gain on sale of discontinued operations and (ii) a deferred tax provision of $11.0 million for the year ended December 31, 2003 reclassified from continuing operations (see Note 5).

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The (provision) benefit for income taxes on the (loss) income from continuing operations before income taxes, equity income (losses) in affiliates and minority interest differs from the amount computed by applying the statutory U.S. Federal income tax rate because of the effect of the following items (in thousands):

	Successor
	Registrant	Predecessor Registrant

		For the
	For the Period	Period
	October 2,	January 1,	Years Ended
	2005 to	2005 to	December 31,
	December 31,	October 1,
	2005	2005	2004	2003

Tax benefit (provision) at U.S. Statutory Rate of 35%	$1,888	$(357,928)	$72,748	$128,924
Permanent adjustments which change statutory amounts:
State and local income taxes, net of federal income tax	(216)	(31,249)	8,161	(11,411)
Non-U.S. income and losses taxed at lower rates	(847)	(6,308)	(4,575)	(9,121)
Reorganization expenses due to bankruptcy	(94)	(9,944)	(7,080)	(5,885)
Plan of Reorganization and Fresh-Start valuation adjustments	—	94,206	—	—
Nondeductible expenses	(1,410)	(1,122)	(1,548)	(673)
Change in valuation allowance	(422)	321,244	(81,029)	(95,500)
Other, net	(651)	2,002	39	(4)

Total income tax (provision) benefit	$(1,752)	$10,901	$(13,284)	$6,330

      The reorganization of the Company on the Effective Date constituted an ownership change under section 382 of the Internal Revenue Code. Accordingly, use of our tax attributes, such as net operating losses (“NOLs”) and tax credits generated prior to the ownership change, will be subject to an annual limitation of approximately $32 million, subject to modification based on certain factors. At December 31, 2005, we have unused NOL carryforwards of approximately $1.1 billion and general business tax credit carryforwards of approximately $10 million, which expire from 2019 through 2024, as well as AMT credit carryforwards of approximately $2.0 million that may be carried forward indefinitely. We have not yet determined the final amount of tax attributes that will be available for use in the future. This analysis is dependent upon the values of our individual assets, which the Company expects to finalize during the first half of 2006 (see Note 4). As a result, we may modify the gross deferred tax asset and related valuation allowance for these attributes in the future.
      We assess the recoverability of our NOLs and other deferred tax assets and based upon this analysis, record a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria in SFAS No. 109. Based upon this analysis, we concluded during the fourth quarter of 2002 that, due to insufficient positive evidence substantiating recoverability, a 100% valuation allowance should be established for the entire balance of the net deferred tax assets of the U.S. consolidated tax group.
      As of October 1, 2005, we had valuation allowances totaling $336.9 million which we will maintain until sufficient positive evidence exists to support full or partial reversal. If in the future we were to determine that we will be able to realize all or a part of the benefit from our deferred tax assets, a reduction to the balance of this valuation allowance at October 1, 2005 will be accounted for first as a reduction in goodwill, then intangible assets, and if these accounts are exhausted, further reductions to the valuation allowance will be recorded as an increase to paid-in-capital during the period such determination is made.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the period October 2, 2005 to December 31, 2005, our valuation allowance increased by $0.4 million to a balance of $337.3 million. For the period January 1, 2005 to October 1, 2005, our valuation allowance decreased by $322.9 million to a balance of $336.9 million, primarily as a result of changes to our deferred tax balances upon adoption of fresh-start accounting as described above.
      During 2004, our valuation allowance decreased by $11.1 million to a balance of $659.8 million. The net change consisted primarily of a decrease of $87.1 million applied directly against our deferred tax assets for cancellation of debt income recognized for tax purposes when Globalstar dissolved in June 2004; a decrease of $16.3 million applied to equity in net income of affiliates; an increase of $7.8 million applied directly to shareholders’ deficit for other comprehensive loss items; an increase of $1.2 million applied to discontinued operations; an increase of $2.3 million applied to the deferred gain on sale of assets; and an increase of $81.0 million charged to continuing operations for 2004.
      During 2003, our valuation allowance increased by $94.4 million to a balance of $670.9 million. This net change consisted primarily of an increase of $7.8 million applied directly to shareholders’ deficit for other comprehensive loss items; an increase of $12.0 million applied to equity in net losses of affiliates; an increase of $0.1 million applied to discontinued operations; a decrease of $21.0 million applied directly against our deferred tax assets; and an increase of $95.5 million charged to continuing operations for 2003.
      The significant components of the net deferred income tax asset (liability) are (in thousands):

	Successor	Predecessor
	Registrant	Registrant

	December 31,

	2005	2004

Deferred tax assets:
Postretirement benefits other than pensions	$30,912	$21,373
Inventoried costs	36,114	30,718
Net operating loss and tax credit carryforwards	421,271	487,934
Compensation and benefits	7,662	8,669
Premium on senior notes	—	69,663
Investments in and advances to affiliates	—	38,108
Other, net	2,519	7,546
Pension costs	60,374	44,933

Total deferred tax assets before valuation allowance	558,852	708,944
Less valuation allowance	(337,346)	(659,783)

Net deferred tax asset	$221,506	$49,161

Deferred tax liabilities:
Property, plant and equipment	$148,905	$66,436
Intangible assets	43,528	831
Investments in and advances to affiliates	21,807	—
Income recognition on long-term contracts	20,145	12,501

Total deferred tax liability	$234,385	$79,768

Net deferred tax liability	$(12,879)	$(30,607)

      At December 31, 2005 the Company had $7,889,000 of net current deferred tax assets included in other current assets and $20,768,000 of net non-current deferred tax liabilities included in long-term liabilities. At

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004, the Company had $30,607,000 of net non-current deferred tax liabilities included in long-term liabilities.

15.	Shareholders’ Equity (Deficit) and Minority Interest
Successor Registrant

Common Stock
      As of November 21, 2005, all of the securities of Old Loral, including, among other securities, the common stock of Old Loral, were extinguished and deemed cancelled. In accordance with the Plan of Reorganization, New Loral issued 20 million of its 40 million authorized shares of common stock, par value $0.01 per share (the “Common Stock”), which shares were distributed in accordance with the Plan of Reorganization. All shares of Common Stock were issued pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 1145 of the United States Bankruptcy Code.

Loral Skynet Preferred Stock
      On November 21, 2005, Loral Skynet Corporation issued 1,000,000 of its 2,000,000 authorized shares of series A 12% non-convertible preferred stock, $0.01 par value per share (the “Loral Skynet Preferred Stock”), which were distributed in accordance with the Plan of Reorganization. The issued shares have an aggregate liquidation preference of $200,000,000 plus accrued and unpaid dividends and were distributed to holders of allowed claims in Orion Class 4, as such term is used in the Plan of Reorganization. Dividends on the Loral Skynet Preferred Stock (if not paid or accrued as permitted under certain circumstances) will be payable in kind (in additional shares of Loral Skynet Preferred Stock) if the amount of any dividend payment would exceed certain thresholds. All of the shares of Loral Skynet Preferred Stock were issued pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 1145 of the United States Bankruptcy Code.
      Loral Skynet may, at its option, redeem any or all issued and outstanding shares of the Loral Skynet Preferred Stock by paying, in cash, a redemption price for each share of Loral Skynet Preferred Stock equal to the sum of (i) the liquidation preference and (ii) an amount equal to any unpaid accumulated dividends not reflected in the liquidation preference.
      The Loral Skynet Preferred Stock is reflected as minority interest on our consolidated balance sheet and accrued dividends of $2.7 million as of December 31, 2005, are reflected as minority interest on our consolidated statement of operations.

Stock Plans
      On November 21, 2005, the New Loral 2005 stock incentive plan (the “Stock Incentive Plan”) became effective pursuant to the Plan of Reorganization. The Stock Incentive Plan allows for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards (collectively, the “Awards”). The total number of shares of Common Stock reserved and available under the Stock Incentive Plan is 1,390,452 shares. In addition, shares of Common Stock that expire, are forfeited or canceled, or withheld in payment of the exercise price or taxes relating to an Award, will again be available for Awards under the Stock Incentive Plan. Options were granted with an exercise price equal to the fair market value of our stock, as defined, vest over a four year period and have a seven year life. The Awards provide for accelerated vesting if there is a change in control, as defined.
      The fair value of the Award is estimated on the date of grant using the Black-Scholes-Merton model as described in Note 3.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the status of stock options awarded under the Stock Incentive Plan as of December 31, 2005 is presented below:

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term

Outstanding at October 2, 2005	—	$—	—
Granted (weighted average fair value $6.82 per share)	746,952	28.44	7 years
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at December 31, 2005	746,952	$28.44	7 years

Exercisable at December 31, 2005	—

      Options totaling 1,390,452 shares were issued on December 21, 2005. However, because communications to certain employees with options totaling 643,500 were made on January 9, 2006, recognition of the grant of these options has been delayed to such date.
      The compensation cost charged against income, net of estimated forfeitures, was $0.1 million for the period from October 2, 2005 to December 31, 2005. There was no tax benefit recognized in our statement of operations for this compensation cost. As of December 31, 2005, there was $4.8 million of total unrecognized compensation cost related to non-vested stock options (not including an additional $4.8 million of unrecognized compensation cost for the stock options for which recognition was delayed until January 9, 2006) which is expected to amortize over the next four years.
      As of December 31, 2005, there were no shares of common stock available for future grant under the Stock Incentive Plan after consideration of the stock option grant for which recognition was delayed until 2006. In March 2006, we adopted an amendment to the Stock Incentive Plan to increase by 825,000 the number of shares available for grant thereunder and to increase to 1,000,000 the number of shares that may be granted to any one employee during any calendar year. This amendment covers the grant in March 2006, subject to stockholder approval of the plan amendment, of options to purchase 825,000 shares to our Chief Executive Officer in connection with his entering into an employment agreement with us. Moreover, we intend to further amend our stock option plan in the future to provide for additional increases in the number of shares available for grant thereunder, including, among others, an increase to cover an option grant which we have agreed, provided he has earned his target bonus for 2006 and 2007, to grant to our Chief Executive Officer in 2008 with a Black-Scholes value equal to one-half of the value of his March 2006 Option Grant and an increase to cover the component of annual fees to our directors that consists of restricted stock awards.
Predecessor Registrant

Common Stock
      On June 4, 2003, the Old Loral Board of Directors approved a reverse stock split of its common stock at a ratio of one-for-ten, resulting in a new par value of $0.10 per common share (previously $0.01 par value per common share). The reverse stock split became effective after the close of business on June 13, 2003 and reduced the number of shares of Old Loral common stock then outstanding from 440 million to 44 million.
      At its annual shareholders’ meeting on May 29, 2003, Old Loral obtained shareholder approval to increase the authorized number of shares of its common stock from 75,000,000 to 125,000,000 (as adjusted for the above-mentioned reverse stock split).

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      All shares of Old Loral common stock were cancelled upon our emergence pursuant to the terms of the Plan of Reorganization.

Old Loral Stock Plans

      On April 18, 2000, the Old Loral Board of Directors approved a new stock option plan (the “2000 Plan”). The 2000 Plan was intended to constitute a “broadly-based plan” as defined in Section 312.04(h) of the NYSE Listed Company Manual, which provides that at least 50% of grants thereunder exclude senior management. The 2000 Plan provided for the grant of non-qualified stock options only. As of December 31, 2004, up to 3.7 million shares of common stock were issuable under the 2000 Plan, of which approximately 1.2 million options at a weighted average exercise price of $18.69 per share were outstanding as of December 31, 2004.

      In April 1996, Old Loral established the 1996 Stock Option Plan. An aggregate of 1.8 million shares of common stock were reserved for issuance, of which approximately 0.7 million options at a weighted average exercise price of $92.76 per share were outstanding as of December 31, 2004.

      In connection with the acquisition of Loral Orion in 1998, Old Loral assumed the unvested employee stock options of Loral Orion.

      The Plan of Reorganization does not provide for participation or recovery by Old Loral common shareholders and, accordingly, the above stock options have no value to the employees. A summary of the status of Old Loral’s stock option plans, as of November 21, 2005, and December 31, 2004 and 2003 and changes during the periods then ended is presented below. Options outstanding as of November 21, 2005 were forfeited in accordance with the Plan of Reorganization:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at January 1, 2003	4,284,884	$62.90

Granted below fair market value (weighted average fair value $3.06 per share)	30,000	0.10

Exercised	(30,000)	0.10

Forfeited	(1,897,671)	83.60

Outstanding at December 31, 2003	2,387,213	46.45

Forfeited	(384,343)	39.12

Outstanding at December 31, 2004	2,002,870	47.86

Forfeited	(2,002,870)	47.86

Outstanding as of November 21, 2005	—	—

Options exercisable at December 31, 2003	1,945,227	52.21

Options exercisable at December 31, 2004	1,974,654	48.25

      As of December 31, 2004, there were 3,380,146 shares of common stock available for future grant under the Old Loral’s stock plans.

      In connection with an exchange offer for certain outstanding stock options completed on March 7, 2003, Old Loral accepted and cancelled existing stock options to purchase an aggregate of 1,488,440 shares of common stock that were tendered in the exchange offer and agreed to grant in exchange new stock options to purchase an aggregate of 602,149 shares of common stock. The new options were to be granted, subject to the terms and conditions of the exchange offer, on September 8, 2003. As a result of our Chapter 11 filing,

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

however, we were not able to grant the new stock options and any claims that option holders may have arising from such cancellations have been extinguished pursuant to the Plan of Reorganization. Any claims or rights that option holders whose options were cancelled may have had, were addressed in the context of the Chapter 11 Cases. These cancellations have been reflected as forfeitures in 2003.

16.	Earnings (Loss) Per Share

      Basic earnings (loss) per share is computed based upon the weighted average number of shares of common stock outstanding. Diluted loss per share excludes the assumed conversion of the Series C Preferred Stock and the Series D Preferred Stock for the Predecessor Registrant, as their effect would have been antidilutive. For the periods from October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005 and for the years ended December 31, 2004 and 2003, the effect of approximately 0.7 million, 2.0 million, 2.0 million and 2.4 million stock options, which would be calculated using the treasury stock method, were excluded from the calculation of diluted loss per share, as the effect would have been antidilutive.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the computation of basic and diluted loss per share:

	Successor
	Registrant	Predecessor Registrant

	For the Period	For the Period
	October 2,	January 1,
	2005 to	2005 to	Years Ended December 31,
	December 31,	October 1,
	2005	2005	2004	2003

	(in thousands, except per share data)
Numerator for basic and diluted loss per share:
(Loss) income from continuing operations	$(15,261)	$1,030,882	$(174,347)	$(413,158)
(Loss) income from discontinued operations, net of taxes	—	—	(2,348)	18,803
Gain on sale of discontinued operations, net of taxes	—	13,967	—	—

(Loss) income before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(15,261)	1,044,849	(176,695)	(394,355)
Cumulative effect of change in accounting principle	—	—	—	(1,970)
Extraordinary gain on acquisition of minority interest	—	—	—	13,615

Net (loss) income	(15,261)	1,044,849	(176,695)	(382,710)
Preferred dividends	—	—	—	(6,719)

Net (loss) income applicable to common stockholders	$(15,261)	$1,044,849	$(176,695)	$(389,429)

Denominator:
Weighted average common shares outstanding	20,000	44,108	44,108	43,819

Basic and diluted (loss) earnings per share:
Continuing operations	$(0.76)	$23.37	$(3.96)	$(9.58)
Discontinued operations	—	0.32	(0.05)	0.43

Before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(0.76)	23.69	(4.01)	(9.15)
Cumulative effect of change in accounting principle	—	—	—	(0.05)
Extraordinary gain on acquisition of minority interest	—	—	—	0.31

(Loss) earnings per share	$(0.76)	$23.69	$(4.01)	$(8.89)

17.	Pensions and Other Employee Benefits
     Pensions
      We maintain a pension plan and a supplemental retirement plan. These plans are defined benefit pension plans and members in certain locations may contribute to the pension plan in order to receive enhanced

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
benefits. Eligibility for participation in these plans varies and benefits are based on members’ compensation and/or years of service. Our funding policy is to fund the pension plan in accordance with the Internal Revenue Code and regulations thereon and to fund the supplemental retirement plan on a discretionary basis. Plan assets are generally invested in listed stocks and bonds and U.S. government and agency obligations.

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
      The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for 2005 and 2004, and a statement of the funded status as of December 31, 2005 and 2004, respectively. We use a December 31 measurement date for the pension plans and other post retirement benefit plans. The plans’ benefit obligations and recorded liabilities were revalued as of October 1, 2005, in connection with our adoption of fresh-start accounting.

	Pension Benefits		Other Benefits

	Successor	Predecessor	Successor	Predecessor
	Registrant	Registrant	Registrant	Registrant

	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Reconciliation of benefit obligation
Obligation at beginning of period	$395,098	$353,881	$82,029	$69,337
Service cost	10,683	9,694	935	1,212
Interest cost	23,361	22,740	4,564	5,178
Participant contributions	933	1,008	1,751	1,592
Actuarial (gain) loss	(3,246)	28,467	(2,765)	9,748
Benefit payments	(19,923)	(20,692)	(5,338)	(5,038)

Obligation at December 31,	$406,906	$395,098	$81,176	$82,029
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of period	$230,685	$218,897	$1,154	$1,380
Actual return on plan assets	15,305	17,268	21	26
Employer contributions	20,022	13,255	3,440	3,194
Participant contributions	933	1,008	1,751	1,592
Benefit payments	(19,217)	(19,743)	(5,338)	(5,038)

Fair value of plan assets at December 31,	$247,728	$230,685	$1,028	$1,154
Funded status
Unfunded status at end of period	$(159,178)	$(164,413)	$(80,148)	$(80,875)
Unrecognized prior service cost	—	(225)	—	(21,335)
Unrecognized loss (gain)	1,922	125,248	(544)	50,041

Net amount recognized	$(157,256)	$(39,390)	$(80,692)	$(52,169)

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table provides the details of the net pension liability recognized in the balance sheet as of December 31, 2005 and 2004, respectively (in thousands):

	Successor	Predecessor
	Registrant	Registrant

	December 31,

	2005	2004

Accrued benefit liability	$(157,256)	$(127,648)
Accumulated other comprehensive loss	—	88,258

Net amount recognized	$(157,256)	$(39,390)

      Included in liabilities subject to compromise (Note 11) at December 31, 2004 is $179 million of the accrued benefit liability for pensions and the net amount recognized for other benefits.
      The accumulated pension benefit obligation was $367.7 million and $358.5 million at December 31, 2005 and 2004, respectively.
      During 2005, we contributed $20 million to the qualified pension plan. During 2006, based on current estimates, we expect to contribute approximately $2 million to the qualified pension plan. The significant declines experienced in the financial markets in previous years have unfavorably impacted pension plan asset performance. This, coupled with historically low interest rates (a key factor when estimating pension plan liabilities), caused us to recognize an additional $19.0 million during 2004, for a total of $88.3 million of non-cash charges to other comprehensive income (loss) as of December 31, 2004. As a result of the adoption of fresh-start accounting as of October 1, 2005, we increased our recorded liability by $78 million, net of the charge to equity previously recorded, offset by a reorganization adjustment of $19 million due to a reduction of certain benefits. Market conditions and interest rates significantly affect future assets and liabilities of our pension plans.
      The following table provides the components of net periodic cost for the plans for the periods October 2, 2005 to December 31, 2005 and from January 1, 2005 to October 1, 2005 and for the year ended December 31, 2004 and 2003, respectively (in thousands):

	Pension Benefits				Other Benefits

	Successor				Successor
	Registrant	Predecessor Registrant			Registrant	Predecessor Registrant

	For the Period	For the Period			For the Period	For the Period
	October 2,	January 1,			October 2,	January 1,
	2005 to	2005 to	December 31,		2005 to	2005 to	December 31,
	December 31,	October 1,			December 31,	October 1,
	2005	2005	2004	2003	2005	2005	2004	2003

Service cost	$2,896	$7,787	$9,694	$10,647	$255	$680	$1,212	$3,139
Interest cost	5,760	17,601	22,740	22,021	1,157	3,407	5,178	5,647
Expected return on plan assets	(5,545)	(15,343)	(19,415)	(18,318)	(23)	(78)	(74)	(139)
Amortization of prior service cost	—	(27)	(36)	(36)	—	(1,443)	(1,931)	(1,429)
Amortization of net loss	—	4,976	5,294	5,372	—	1,843	2,911	2,120
Recognition of curtailment loss (gain)	—	—	—	18	—	—	—	(1,257)

Net periodic cost	$3,111	$14,994	$18,277	$19,704	$1,389	$4,409	$7,296	$8,081

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The principal actuarial assumptions were:
      Assumptions used to determine net periodic cost:

	Successor
	Registrant	Predecessor Registrant

	For the Period	For the Period
	October 2,	January 1,
	2005 to	2005 to	December 31,
	December 31,	October 1,
	2005	2005	2004	2003

Discount rate	5.75%	6.00%	6.25%	6.75%
Expected return on plan assets	9.00%	9.00%	9.00%	9.00%
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%
      Assumptions used to determine the benefit obligation:

	Successor
	Registrant	Predecessor Registrant

		For the Period
		Ended
	December 31,	October 1,	December 31,
	2005	2005	2004

Discount rate	5.75%	5.75%	6.00%
Rate of compensation increase	4.25%	4.25%	4.25%
      The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the projected benefit obligation for the plans, the asset mix of the plans and the fact that the plan assets are actively managed to mitigate risk. Allowable investment types include equity investments and fixed income investments. Pension plan assets are managed by Russell Investment Corp. (“Russell”), which allocates the assets into specified Russell designed funds as per our directed asset allocation. Each specified Russell fund is then managed by investment managers chosen by Russell. The targeted allocation of our pension plan assets is 60% in equity investments and 40% in fixed income investments. Based on this target allocation, the fifteen year historical return of our investment managers has been 10.5%. The expected long-term rate of return on plan assets determined on this basis was 9.0% for the periods October 2, 2005 to December 31, 2005, January 1, 2005 to October 1, 2005, and the years ended December 31, 2004 and 2003.
      Our pension and other employee benefits plan asset allocations by asset category as of December 31, 2005 and 2004 are as follows:

	Successor	Predecessor
	Registrant	Registrant

	December 31,

	2005	2004

Equity investments	56%	56%
Fixed income investments	44%	44%

	100%	100%

      Actuarial assumptions used a health care cost trend rate of 9.0% decreasing gradually to 5.0% by 2009. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
plans. A 1% change in assumed health care cost trend rates for 2005 would have the following effects (in thousands):

	1% Increase	1% Decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$423	$(356)
Effect on the health care component of the accumulated postretirement benefit obligation	$6,921	$(5,867)
      The following benefit payments, which reflect future services, as appropriate, are expected to be paid (in thousands):

		Other Benefits

		Gross
	Pension	Benefit	Subsidy
	Benefits	Payments	Receipts

2006	$21,346	$4,959	$309
2007	22,072	5,128	357
2008	22,869	5,362	392
2009	23,416	5,591	429
2010	23,872	5,775	465
2011 to 2015	127,300	31,776	2,877
      Assets designated to fund the obligations of our supplementary retirement plan are held in a trust. Such assets amounting to, $6.6 million and $7.4 million as of December 31, 2005 and 2004, respectively, are not available for general corporate use; however, these assets would be available to general creditors in the event of bankruptcy and, therefore, do not qualify as plan assets. Accordingly, we have classified these assets as other assets in the accompanying consolidated balance sheets.
      Additionally, only unpaid post-petition minimum funding requirements would not be subject to compromise if we had rejected our pension and other post retirement liabilities in the bankruptcy proceedings. Therefore, all pension and post retirement liabilities in excess of our unpaid post-petition minimum funding requirements have been classified as liabilities subject to compromise on the accompanying consolidated balance sheet as of December 31, 2004.
      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”). MMA requires a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. These subsidy payments will first be payable to plan sponsors in 2006. In May 2004, the FASB released FSP 106-2 to provide guidance on accounting and disclosure requirements related to MMA. We adopted FSP 106-2 effective as of the beginning of the fourth quarter of 2004, the earliest the required actuarial information was available. As a result of the adoption of FSP 106-2 our net periodic cost for the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005, and the fourth quarter of 2004 was reduced by $0.2 million, $0.9 million and $0.2 million, respectively. The accumulated benefit obligation was reduced by $8.1 million and $6.7 million as of December 31, 2005 and 2004, respectively.

Employee Savings Plan
      We have an employee savings plan, which provides that we match the contributions of participating employees up to a designated level. Under this plan, the matching contributions in our common stock or cash were $1.0 million, $3.3 million, $4.7 million and $5.3 million for the periods from October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005, and the years ended December 31, 2004 and

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2003, respectively. All matching contributions since July 4, 2003, have been in cash. Employees vested in the savings plan are able to redirect our matching contributions to any available fund. In addition, employees are able to direct their individual contributions to any available fund.

18.	Financial Instruments and Foreign Currency

Financial Instruments
      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:
      The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of supplemental retirement plan assets is based on market quotations. The fair value of our long-term debt obligations is based on the last market trade of 2005 as reported on Bloomberg for the Loral Skynet Corporation 14% Senior Notes.
      The estimated fair values of our financial instruments are as follows (in thousands):

	Successor Registrant		Predecessor Registrant

	December 31,

	2005		2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$275,796	$275,796	$147,773	$147,773
Supplemental retirement plan assets	6,637	6,637	7,444	7,444
Long-term debt	128,191	153,405	1,269,977	563,000
Old Loral 6% Series C Preferred Stock	—	—	187,274	1,000
Old Loral 6% Series D Preferred Stock	—	—	36,707	—
      Approximately $214 million of the carrying amount of debt as of December 31, 2004 is attributable to the accounting for the deferred gain related to a Loral Orion debt exchange offer.

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
      Ineffectiveness from all hedging activity was immaterial for the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005, and for the years ended December 31, 2004 and 2003.
      When we filed for Chapter 11, SS/ L’s hedges with counterparties (primarily yen denominated forward contracts) were cancelled, leaving SS/ L vulnerable to foreign currency fluctuations in the future. The inability to enter into forward contracts exposes SS/ L’s future revenues, costs and cash associated with anticipated yen denominated receipts and payments to currency fluctuations. As of December 31, 2005, SS/ L had the following amounts denominated in Japanese Yen (which have been translated into U.S. dollars based on the December 31, 2005 exchange rate) that were unhedged (in millions):

	Japanese Yen	U.S. $

Future revenues	¥324	$2.7
Future expenditures	2,178	18.5
Contracts-in-process (unbilled receivables)	69	0.6

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2005, SS/ L also had future expenditures in EUROs of 119,389 ($141,410 U.S.) that were unhedged.

19.	Commitments and Contingencies

Financial Matters

      We had outstanding letters of credit of approximately $2.4 million as of December 31, 2005.

      Due to the long lead times required to produce purchased parts, we have entered into various purchase commitments with suppliers. These commitments aggregated approximately $346.3 million as of December 31, 2005, and primarily relate to satellite backlog.

      We are obligated to pay $6.7 million over the next four years to the U.S Department of State pursuant to a consent agreement entered into by Old Loral and SS/ L.

      SS/ L has deferred revenue and accrued liabilities for performance warranty obligations relating to satellites sold to customers, which could be affected by future performance. SS/ L accounts for satellite performance warranties in accordance with the product warranty provisions of FIN 45, which requires disclosure, but not initial recognition and measurement, of performance guarantees. SS/ L estimates the deferred revenue for its warranty obligations based on historical satellite performance. SS/ L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005, and for the years ended December 31, 2004 and 2003, is as follows (in millions):

Balance of deferred amounts at January 1, 2003	$14.1

Accruals for deferred amounts issued during the period	—

Accruals relating to pre-existing contracts (including changes in estimates)	2.2

Balance of deferred amounts at December 31, 2003	16.3

Accruals for deferred amounts issued during the period	2.9

Accruals relating to pre-existing contracts (including changes in estimates)	6.8

Balance of deferred amounts at December 31, 2004	26.0

Accruals for deferred amounts issued during the period	1.3

Accruals relating to pre-existing contracts (including changes in estimates)	10.5

Balance of deferred amounts at October 1, 2005	37.8

Accruals for deferred amounts issued during the period	—

Accruals relating to pre-existing contracts (including changes in estimates)	2.7

Balance of deferred amounts at December 31, 2005	$40.5

      Many of SS/ L’s satellite contracts require SS/ L to provide vendor financing to its customers or, more customarily, for customers to pay a portion of the purchase price for the satellite over time subject to performance of the satellite (“orbitals”) or a combination of these terms. Although not always the case, in many cases these arrangements are provided to customers that are start-up companies or companies in the early stages of building their businesses. As of December 31, 2005, SS/ L had recorded vendor financing and orbital receivables totaling $99 million (of which $57 million was from start-up or early stage companies). Of this $57 million, SS/ L had received payments of $49 million as of March 2006. There can be no assurance that these companies or their businesses will be successful and, accordingly, that these customers will be able to fulfill their payment obligations under their contracts with SS/ L. Moreover, SS/ L’s receipt of orbital

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. As of December 31, 2005, SS/ L had recorded orbital receivables of $41.7 million, payable over 16 years. Since these orbital receivables could be affected by future satellite performance, there can be no assurance that SS/ L will be able to collect all or a portion of these receivables.

      Loral Skynet has in the past entered into prepaid leases, sales contracts and other arrangements relating to transponders on its satellites. Under the terms of these agreements, as of December 31, 2005, Loral Skynet continues to provide for a warranty for periods of two years to eight years for sales contracts and other arrangements (seven transponders), and prepaid leases (two transponders). Depending on the contract, Loral Skynet may be required to replace transponders which do not meet operating specifications. Substantially all customers are entitled to a refund equal to the reimbursement value if there is no replacement, which is normally covered by insurance. In the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer. For other arrangements, in the event of transponder failure where replacement capacity is not available on the satellite, one customer is not entitled to reimbursement, and the other customer’s reimbursement value is based on contractually prescribed amounts that decline over time.

Satellite Matters

      Satellites are built with redundant components or additional components to provide excess performance margins to permit their continued operation in case of component failure, an event that is not uncommon in complex satellites. Twenty of the satellites built by SS/ L and launched since 1997, three of which are owned and operated by our subsidiaries or affiliates, have experienced losses of power from their solar arrays. There can be no assurance that one or more of the affected satellites will not experience additional power loss. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. A complete or partial loss of a satellite’s capacity could result in a loss of orbital incentive payments to SS/ L and, in the case of satellites owned by Loral Skynet and its affiliates, a loss of revenues and profits. With respect to satellites under construction and the construction of new satellites, based on its investigation of the matter, SS/ L has identified and has implemented remediation measures that SS/ L believes will prevent newly launched satellites from experiencing similar anomalies. SS/ L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or the construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses, and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, we believe that this matter will not have a material adverse effect on our condensed consolidated financial position or our results of operations, although no assurance can be provided.

      In November 2004, Intelsat Americas 7 (formerly Telstar 7) experienced an anomaly which caused it to completely cease operations for several days before it was partially recovered. Four other satellites manufactured by SS/ L for other customers have designs similar to Intelsat Americas 7 and, therefore, could be susceptible to similar anomalies in the future. A partial or complete loss of these satellites could result in the incurrence of warranty payments by SS/ L of up to $18 million.

      Certain of our satellites are currently operating using back-up components because of the failure of primary components. If the back-up components fail, however, and we are unable to restore redundancy, these

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

satellites could lose capacity or be total losses, which would result in a loss of revenues and profits. For example, in July 2005, in the course of conducting our normal operations, we determined that the primary command receiver on two of our satellites had failed. These satellites, which are equipped with redundant command receivers designed to provide full functional capability through the full design life of the satellite, continue to function normally and service to customers has not been affected. Moreover, SS/ L has successfully completed implementation of a software workaround that fully restores the redundant command receiver function on each of these satellites.

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

      We normally insure the on-orbit performance of the satellites in our Satellite Services segment. Typically such insurance is for one year subject to renewal. It may be difficult, however, to obtain full insurance coverage for satellites that have, or are part of a family of satellites that has, experienced problems in the past. We cannot assure that, upon the expiration of an insurance policy, we will be able to renew the policy on terms acceptable to us. Insurers may require either exclusions of certain components or may place limitations on coverage in connection with insurance renewals for such satellites in the future. The loss of a satellite would have a material adverse effect on our financial performance and may not be adequately mitigated by insurance.

      In connection with an agreement reached in 1999 and an overall settlement reached in February 2005 with ChinaSat relating to the delayed delivery of ChinaSat 8, we have provided ChinaSat with usage rights to two Ku-band transponders on Telstar 10 for the life of the satellite and to one Ku-band transponder on Telstar 18 for the life of the Telstar 10 satellite plus two years.

      SS/ L has completed repairs on a satellite that was damaged in transit, a significant portion of which was recovered through insurance coverage. The cost of repairs less the negotiated insurance recoveries have been reflected in these financial statements.

      SS/ L has contracted to build a spot beam, Ka-band satellite for a customer planning to offer broadband data services directly to the consumer. As of December 31, 2005, SS/ L had billed and unbilled accounts receivable and vendor financing arrangements of $56 million (including accrued interest of $18 million) with this customer. In January 2006, the customer paid SS/ L $48.9 million, representing all outstanding accounts receivable and vendor financing, and the security arrangements that the customer had granted to SS/ L to secure payment of the outstanding vendor financing were terminated.

Regulatory Matters

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Lease Arrangements

      We lease certain facilities, equipment and transponder capacity under agreements expiring at various dates. Certain leases covering facilities contain renewal and/or purchase options which may be exercised by us. Rent expense, net of sublease income is as follows (in thousands):

	Gross	Sublease
	Rent	Income	Net Rent

October 2, 2005 to December 31, 2005	$6,536	$(38)	$6,498

January 1, 2005 to October 1, 2005	$20,057	$(261)	$19,796

Year ended December 31, 2004	$36,565	$(328)	$36,237

Year ended December 31, 2003	$42,580	$(974)	$41,606

      Future minimum payments, by year and in the aggregate under operating leases with initial or remaining terms of one year or more consisted of the following as of December 31, 2005 (in thousands):

2006	$22,225

2007	19,102

2008	15,993

2009	14,068

2010	12,566

Thereafter	39,812

$123,766

      Future minimum payments have been reduced by minimum sublease rentals of $0.3 million due in the future under non-cancelable subleases.

Legal Proceedings

Class Action Securities Litigations

      In August 2003, plaintiffs Robert Beleson and Harvey Matcovsky filed a purported class action complaint against Bernard L. Schwartz in the United States District Court for the Southern District of New York. The complaint seeks, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleges (a) that Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about our financial condition relating to the sale of assets to Intelsat and our Chapter 11 filing and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from June 30, 2003 through July 15, 2003, excluding the defendant and certain persons related to or affiliated with him. In November 2003, three other complaints against Mr. Schwartz with substantially similar allegations were consolidated into the Beleson case. In February 2004, a motion to dismiss the complaint in its entirety was denied by the court. Defendant filed an answer in March 2004. The case has been stayed until mid-July 2006. Since this case was brought by or on behalf of holders of the common stock of Old Loral and was not brought against Old Loral, we believe, although no assurance can be given, that, to the extent that any award is ultimately granted to the plaintiffs in this action, the liability of New Loral, if any, with respect thereto is limited solely to claims for indemnification against Old Loral by the defendant as described below under “Indemnification Claims.”

      In November 2003, plaintiffs Tony Christ, individually and as custodian for Brian and Katelyn Christ, Casey Crawford, Thomas Orndorff and Marvin Rich, filed a purported class action complaint against Bernard L. Schwartz and Richard J. Townsend in the United States District Court for the Southern District of New York. The complaint seeks, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleges (a) that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Old Loral’s financial condition relating to the restatement in 2003 of the financial statements for the second and third quarters of 2002 to correct accounting for certain general and administrative expenses and the alleged improper accounting for a satellite transaction with APT Satellite Company Ltd. and (b) that each of the defendants is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from July 31, 2002 through June 29, 2003, excluding the defendants and certain persons related to or affiliated with them. In October 2004, a motion to dismiss the complaint in its entirety was denied by the court. Defendants filed an answer to the complaint in December 2004. The case has been stayed until mid-July 2006. Since this case was brought by or on behalf of holders of the common stock of Old Loral and was not brought against Old Loral, we believe, although no assurance can be given, that to the extent that any award is ultimately granted to the plaintiffs in this action, the liability of New Loral, if any, with respect thereto is limited solely to claims for indemnification against Old Loral by the defendants as described below under “Indemnification Claims.”

Class Action ERISA Litigation

      In April 2004, two separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by former employees of Old Loral and participants in the Old Loral Savings Plan (the “Savings Plan”) were consolidated into one action titled In re: Loral Space ERISA Litigation. In July 2004, plaintiffs in the consolidated action filed an amended consolidated complaint against the members of the Loral Space & Communications Ltd. Savings Plan Administrative Committee and certain existing and former members of the Board of Directors of SS/ L, including Bernard L. Schwartz. The amended complaint seeks, among other things, damages in the amount of any losses suffered by the Savings Plan to be allocated among the participants’ individual accounts in proportion to the accounts’ losses, an order compelling defendants to make good to the Savings Plan all losses to the Savings Plan resulting from defendants’ alleged breaches of their fiduciary duties and reimbursement of costs and attorneys’ fees. The amended complaint alleges (a) that defendants violated Section 404 of the Employee Retirement Income Security Act (“ERISA”), by breaching their fiduciary duties to prudently and loyally manage the assets of the Savings Plan by including Old Loral common stock as an investment alternative and by providing matching contributions under the Savings Plan in Old Loral stock, (b) that the director defendants violated Section 404 of ERISA by breaching their fiduciary duties to monitor the committee defendants and to provide them with accurate information, (c) that defendants violated Sections 404 and 405 of ERISA by failing to provide

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complete and accurate information to Savings Plan participants and beneficiaries, and (d) that defendants violated Sections 404 and 405 of ERISA by breaching their fiduciary duties to avoid conflicts of interest. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all participants in or beneficiaries of the Savings Plan at any time between November 4, 1999 and the present and whose accounts included investments in Old Loral stock. In September 2005, the plaintiffs agreed in principle to settle this case for $7.5 million payable solely from proceeds of insurance coverage and without recourse to the individual defendants. The District Court has suspended further proceedings in this case pending the outcome of the insurance litigation referred to below and final approval of the settlement. Plaintiffs have also filed a proof of claim against Old Loral with respect to this case and have agreed that in no event will their claim against Old Loral with respect to this case exceed $22 million. If the settlement of this case does not, for whatever reason, go forward and plaintiffs’ claim ultimately becomes an allowed claim under the Plan of Reorganization, plaintiffs would be entitled to a distribution under the Plan of Reorganization of New Loral common stock based upon the amount of the allowed claim. Any such distribution of stock would be in addition to the 20 million shares of New Loral common stock being distributed under the Plan of Reorganization to other creditors.

      In addition, two insurers under our directors and officers liability insurance policies have denied coverage with respect to the case titled In re: Loral Space ERISA Litigation, each claiming that coverage should be provided under the other’s policy. In December 2004, one of the defendants in that case filed a lawsuit in the United States District Court for the Southern District of New York seeking a declaratory judgment as to his right to receive coverage under the policies. In March 2005, the insurers filed answers to the complaint and one of the insurers filed a cross claim against the other insurer which such insurer answered in April 2005. In August and October 2005, each of the two potentially responsible insurers moved separately for judgment on the pleadings, seeking a court ruling absolving it of liability to provide coverage of the ERISA action. Those motions are pending, and discovery has commenced and is ongoing. We believe, although no assurance can be given, that the liability of New Loral, if any, with respect to the In re: Loral Space ERISA Litigation case or with respect to the related insurance coverage litigation is limited solely to claims for indemnification against Old Loral by the defendants as described below under “Indemnification Claims” and, to the extent that any award is ultimately granted to the plaintiffs in this action, to distributions under the Plan of Reorganization as described above.

Globalstar Related Class Action Securities Litigations

      On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited (“GTL”) and Globalstar against GTL, Old Loral, Bernard L. Schwartz and other defendants were consolidated into one action titled In re: Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation, Old Loral and Bernard L. Schwartz seeking, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ costs and expenses. The complaints alleged (a) that all defendants (except Old Loral) violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar’s business and prospects, (b) that defendants Old Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of Globalstar, (c) that defendants GTL and Mr. Schwartz are liable under Section 11 of the Securities Act of 1933 (the “Securities Act”) for untrue statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Old Loral and Mr. Schwartz

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are secondarily liable under Section 15 of the Securities Act for GTL’s primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related to or affiliated with them. This case was preliminarily settled by Mr. Schwartz in July 2005 for $20 million with final approval of the settlement in December 2005, and he has commenced a lawsuit against Globalstar’s directors and officers liability insurers seeking to recover the full settlement amount plus legal fees and expenses incurred in enforcing his rights under Globalstar’s directors and officers liability insurance policy. In addition, Mr. Schwartz has filed a proof of claim against Old Loral asserting a general unsecured prepetition claim for, among other things, indemnification relating to this case. Mr. Schwartz and Old Loral have agreed that in no event will his claim against Old Loral with respect to the settlement of this case exceed $25 million. If Mr. Schwartz’s claim ultimately becomes an allowed claim under the Plan of Reorganization and assuming he is not reimbursed by Globalstar’s insurers, Mr. Schwartz would be entitled to a distribution under the Plan of Reorganization of New Loral common stock based upon the amount of the allowed claim. Any such distribution of stock would be in addition to the 20 million shares of New Loral common stock being distributed under the Plan of Reorganization to other creditors. We believe, although no assurance can be given, that New Loral will not incur any material loss as a result of this settlement.

      On March 2, 2002, the seven separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of Old Loral common stock against Old Loral, Bernard L. Schwartz and Richard J. Townsend were consolidated into one action titled In re: Loral Space & Communications Ltd. Securities Litigation. On May 6, 2002, plaintiffs in the consolidated action filed a consolidated amended class action complaint seeking, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ costs and expenses. The complaint alleged (a) that all defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Old Loral’s financial condition and its investment in Globalstar and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from November 4, 1999 through February 1, 2001, excluding the defendants and certain persons related to or affiliated with them. After oral argument on a motion to dismiss filed by Old Loral and Messrs. Schwartz and Townsend, in June 2003, the plaintiffs filed an amended complaint alleging essentially the same claims as in the original amended complaint. In February 2004, a motion to dismiss the amended complaint was granted by the court insofar as Messrs. Schwartz and Townsend are concerned. Pursuant to the Plan of Reorganization, plaintiffs received no distribution with respect to their claims in this lawsuit.

      In addition, the primary insurer under the directors and officers liability insurance policy of Old Loral has denied coverage under the policy for the In re: Loral Space & Communications Ltd. Securities Litigation case and, on March 24, 2003, filed a lawsuit in the Supreme Court of New York County seeking a declaratory judgment upholding its coverage position. In May 2003, Old Loral and the other defendants served an answer and filed counterclaims seeking a declaration that the insurer is obligated to provide coverage and damages for breach of contract and the implied covenant of good faith. In May 2003, Old Loral and the other defendants also filed a third party complaint against the excess insurers seeking a declaration that they are obligated to provide coverage. Although we believe that the insurers have wrongfully denied coverage, the parties have voluntarily agreed not to proceed further with the action at this time, subject to their right to actively pursue the litigation at a later date. We believe, although no assurance can be given, that the liability of New Loral, if any, with respect to the In re: Loral Space & Communications Ltd. Securities Litigation case or with respect to the related insurance coverage litigation is limited solely to claims for indemnification against Old Loral by the defendants as described below under “Indemnification Claims.”

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indemnification Claims

      Old Loral was obligated to indemnify its directors and officers for any losses or costs they may incur as a result of the lawsuits described above in Class Action Securities Litigations, Class Action ERISA Litigation and Globalstar Related Class Action Securities Litigations. The Plan of Reorganization provides that the direct liability of New Loral post-emergence in respect of such indemnity obligation is limited to the In re: Loral Space ERISA Litigation and In re: Loral Space & Communications Ltd. Securities Litigation cases in an aggregate amount of $2.5 million. In addition, most directors and officers have filed proofs of claim in unliquidated amounts with respect to the prepetition indemnity obligations of the Debtors. The Debtors and these directors and officers, including Mr. Schwartz with respect to all claims he may have other than the Globalstar settlement referred to above, have agreed that in no event will their indemnity claims against Old Loral and Loral Orion in the aggregate exceed $25 million and $5 million, respectively. If any of these claims ultimately becomes an allowed claim under the Plan of Reorganization, the claimant would be entitled to a distribution under the Plan of Reorganization of New Loral common stock based upon the amount of the allowed claim. Any such distribution of stock would be in addition to the 20 million shares of New Loral common stock being distributed under the Plan of Reorganization to other creditors. We believe, although no assurance can be given, that New Loral will not incur any substantial losses as a result of these claims.

Reorganization Matters

      In connection with our Plan of Reorganization, certain claims have been filed against Old Loral and its Debtor Subsidiaries, the validity or amount of which we dispute. We are in the process of resolving these disputed claims, which may involve litigation in the Bankruptcy Court. To the extent any disputed claims become allowed claims, the claimants would be entitled to distributions under the Plan of Reorganization based upon the amount of the allowed claim, payable either in cash for claims against SS/ L or Loral SpaceCom or in New Loral common stock for all other claims. We have accrued only the amount we believe is valid for disputed claims payable in cash, although there can be no assurance that this amount will be sufficient to cover all such claims that ultimately become allowed claims. We have reserved 1.3 million of the 20 million shares of New Loral Common Stock distributable under the Plan of Reorganization for disputed claims that may ultimately be payable in Common Stock. To the extent that disputed claims do not become allowed claims, shares held in reserve on account of such claims will be distributed pursuant to the Plan of Reorganization pro rata to claimants with allowed claims.

      Confirmation of our Plan of Reorganization was opposed by the Official Committee of Equity Security Holders (the “Equity Committee”) appointed in the Chapter 11 Cases and by the self-styled Loral Stockholders Protective Committee (the “LSPC”). Shortly before the hearing to consider confirmation of the Plan of Reorganization, the Equity Committee also filed a motion seeking authority to prosecute an action on behalf of the estates of Old Loral and its debtor subsidiaries seeking to unwind as fraudulent, a guarantee provided by Old Loral in 2001, of certain indebtedness of Loral Orion (the “Motion to Prosecute”). By separate Orders dated August 1, 2005, the Bankruptcy Court confirmed the Plan of Reorganization (the “Confirmation Order”) and denied the Motion to Prosecute (the “Denial Order”). On or about August 10, 2005, the LSPC appealed (the “Appeal”) to the United States District Court for the Southern District of New York (the “District Court”) the Confirmation Order and the Denial Order. On February 3, 2006, we filed with the District Court a motion to dismiss the Appeal.

      On or about January 27, 2006, the LSPC filed with the Bankruptcy Court a motion pursuant to section 1144 of the Bankruptcy Code (the “Revocation Motion”), pursuant to which the LSPC seeks revocation of the Confirmation Order. On February 6, 2006, we filed an objection to the Revocation Motion, in which the we objected to the relief sought in the Revocation Motion and requested that the Bankruptcy Court impose sanctions against the LSPC. A hearing on the Revocation Motion currently is scheduled for April 10, 2006.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At a hearing held on March 29, 2005, the Bankruptcy Court denied the “Motion of the LSPC for a Court Order for Relief From Automatic Stay and Order for the Annual Election of the Loral Board of Directors” (the “Election Motion”). Pursuant to the Election Motion, the LSPC sought an order compelling Old Loral to hold an annual meeting of shareholders. Although the Bankruptcy Court did not enter its Order denying the Election Motion until March 31, 2005, on March 30, 2005, the LSPC filed with the Bankruptcy Court a Notice of Appeal of the Bankruptcy Court’s denial of the Election Motion (the “Shareholder Meeting Appeal”). This appeal is currently on the court’s active calendar, and the LSPC has been instructed to file its brief. The court has stated, however, that we need not respond to that brief until further notice from the court, pending resolution of the motion to dismiss the appeal relating to the Confirmation Order and the Denial Order.

      In November 2005, a shareholder of Old Loral on behalf of the LSPC filed with the FCC a petition for reconsideration of the FCC’s approval of the transfer of our FCC licenses from Old Loral to reorganized Loral in connection with the implementation of our Plan of Reorganization and a request for investigation by the FCC into the financial matters and actions of the Company (the “FCC Appeal”). In December 2005, we filed with the FCC our opposition to the FCC Appeal.

Other and Routine Litigation

      In October 2002, National Telecom of India Ltd. (“Natelco”) filed suit against Old Loral and a subsidiary in the United States District Court for the Southern District of New York. The suit relates to a joint venture agreement entered into in 1998 between Natelco and ONS Mauritius, Ltd., a Loral Orion subsidiary, the effectiveness of which was subject to express conditions precedent. In 1999, ONS Mauritius had notified Natelco that Natelco had failed to satisfy those conditions precedent. In Natelco’s amended complaint filed in March 2003, Natelco has alleged wrongful termination of the joint venture agreement, has asserted claims for breach of contract and fraud in the inducement and is seeking damages and expenses in the amount of $97 million. Natelco has filed a proof of claim in the Chapter 11 Cases and, in response, we have filed an objection stating our belief that the claims are without merit. The Bankruptcy Court has assumed jurisdiction over this claim. After a hearing on March 15, 2006, the Bankruptcy Court granted both our motion for summary judgment and our motion to dismiss with respect to Natelco’s claim for breach of contract. The Bankruptcy Court denied our motion for summary judgment and requested further briefing by March 31, 2006 with respect to our motion to dismiss Natelco’s fraudulent inducement claim and indicated that it would decide the motion to dismiss with respect to that claim after receipt of such briefs. We believe that, if Natelco’s pre-petition unsecured claim ultimately becomes an allowed claim, the liability of New Loral would be limited solely to a distribution of New Loral common stock under the Plan of Reorganization based upon the amount of the allowed claim.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In March 2001, Loral entered into an agreement (the “Rainbow DBS Sale Agreement”) with Rainbow DBS Holdings, Inc. (“Rainbow Holdings”) pursuant to which Loral agreed to sell to Rainbow Holdings its interest in Rainbow DBS Company, LLC (formerly R/ L DBS Company, LLC, “Rainbow DBS”) for a purchase price of $33 million plus interest at an annual rate of 8% from April 1, 2001. Loral’s receipt of this purchase price is, however, contingent on the occurrence of certain events, including without limitation, the sale of substantially all of the assets of Rainbow DBS. At the time of the Rainbow DBS Sale Agreement, Loral’s investment in Rainbow DBS had been recorded at zero and Loral did not record a receivable or gain from this sale. During the quarter ended March 31, 2005, Rainbow DBS entered into an agreement to sell its Rainbow 1 satellite and related assets to EchoStar Communications Corporation, which sale was consummated in November 2005. Rainbow Holdings, however, has informed Loral that it does not believe that Loral is entitled to receive an immediate payment of the purchase price under the Rainbow DBS Sale Agreement as a result of the EchoStar sale transaction. Loral disputes Rainbow Holdings’ interpretation of the agreement and, in September 2005, commenced a lawsuit in the Supreme Court of the State of New York to enforce its rights thereunder. Moreover, a third party has asserted a prepetition claim against Loral in the amount of $3 million with respect to the purchase price.

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

20.	Segments

      We are organized into two operating segments: Satellite Services and Satellite Manufacturing (see Note 1 regarding our operating segments and Note 5 regarding the sale of our North American satellites and related assets).

      The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization”. In evaluating financial performance, we use revenues and operating income (loss) from continuing operations before depreciation and amortization, including amortization of unearned stock compensation, and reorganization expenses due to bankruptcy (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before amortization of stock compensation; reorganization expenses due to bankruptcy; gain on discharge of pre-petition obligations and fresh-start adjustments, gain (loss) on investments; other income (expense); equity in net income (losses) of affiliates, minority interest, net of tax; income (loss) from discontinued operations, net of taxes; cumulative effect of change in accounting principle, net of tax, and extraordinary gain on acquisition of minority interest, net of tax. Interest expense has been excluded from Adjusted EBITDA to maintain comparability with the

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance of competitors using similar measures with different capital structures. During the period we were in Chapter 11, we only recognized interest expense on the actual interest payments we made. During this period, we did not expect to make any further interest payments on our debt obligations after March 17, 2004, the date we repaid our secured bank debt. Reorganization expenses due to bankruptcy were only incurred during the period we were in Chapter 11. These expenses have been excluded from Adjusted EBITDA to maintain comparability with our results during periods we were not in Chapter 11 and with the results of competitors using similar measures. Adjusted EBITDA should be used in conjunction with U.S. GAAP financial measures and is not presented as an alternative to cash flow from operations as a measure of our liquidity or as an alternative to net income as an indicator of our operating performance.

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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Intersegment revenues primarily consists of satellites under construction by Satellite Manufacturing for Satellite Services and the leasing of transponder capacity by Satellite Manufacturing from Satellite Services. Summarized financial information concerning the reportable segments is as follows (in millions):
2005 Segment Information
Successor Registrant
October 2, 2005 through December 31, 2005

	Satellite	Satellite
	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$36.1	$161.0		$197.1
Intersegment revenues	0.9	0.8		1.7

Operating segment revenues	$37.0	$161.8		198.8

Eliminations(3)				(1.6)

Operating revenues as reported				$197.2

Segment Adjusted EBITDA before eliminations (4)(5)(9)	$11.5	$11.8	$(11.0)	$12.3

Eliminations(3)				(1.2)

Adjusted EBITDA				11.1
Depreciation and amortization(6)(7)				(16.0)

Operating loss from continuing operations				(4.9)
Interest and investment income				4.1
Interest expense				(4.4)
Other expense				(0.2)
Income tax provision				(1.8)
Equity loss in affiliates				(5.4)
Minority interest				(2.7)

Loss from continuing operations				$(15.3)

Other Data:
Depreciation and amortization(6)(7)	$12.4	$3.2	$0.4	$16.0

Capital expenditures(7)	$2.0	$3.0	$—	$5.0

Total assets(7)	$741.4	$871.5	$66.1	$1,679.0

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Predecessor Registrant
January 1, 2005 through October 1, 2005

	Satellite	Satellite
	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$111.3	$318.6		$429.9
Intersegment revenues	3.2	10.9		14.1

Operating segment revenues	$114.5	$329.5		444.0

Eliminations(3)				(14.8)

Operating revenues as reported				$429.2

Segment Adjusted EBITDA before eliminations (4)(5)(9)	$39.8	$15.2	$(17.3)	$37.7

Eliminations(3)				(12.3)

Adjusted EBITDA				25.4
Depreciation and amortization(6)(7)				(61.3)
Reorganization expenses due to bankruptcy				(31.2)

Operating loss from continuing operations				(67.1)
Gain on discharge of pre-petition obligations and fresh-start adjustments(10)				1,101.5
Interest and investment income				6.4
Interest expense(10)				(17.2)
Other expense				(0.9)
Income tax benefit(10)				10.9
Equity loss in affiliates				(2.8)
Minority interest				0.1

Income from continuing operations				$1,030.9

Other Data:
Depreciation and amortization(6)(7)	$48.8	$11.9	$0.6	$61.3

Capital expenditures(7)	$2.2	$2.4	$—	$4.6

Total assets(7)	$521.5	$510.7	$68.8	$1,101.0

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004 Segment Information

	Satellite	Satellite
	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$136.7	$299.6		$436.3
Revenues from sales-type lease arrangement (see Note 8)	87.2			87.2
Intersegment revenues	4.5	137.0		141.5

Operating segment revenues	$228.4	$436.6		665.0

Eliminations(3)				(142.9)

Operating revenues as reported				$522.1

Segment Adjusted EBITDA before eliminations (4)(5)(9)	$23.3	$(13.5)	$(34.9)	$(25.1)

Eliminations(3)				(24.0)

Adjusted EBITDA				(49.1)
Depreciation and amortization(6)(7)				(134.8)
Reorganization expenses due to bankruptcy				(30.4)

Operating loss from continuing operations				(214.3)
Interest and investment income				9.9
Interest expense				(2.9)
Other expense				(0.5)
Income tax provision				(13.2)
Equity income in affiliates				46.6
Minority interest				0.1

Loss from continuing operations				$(174.3)

Other Data:
Depreciation and amortization(6)(7)	$111.3	$22.9	$0.6	$134.8

Capital expenditures(7)	$22.8	$1.8	$0.2	$24.8

Total assets(7)	$780.8	$382.2	$55.7	$1,218.7

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2003 Segment Information(8)

	Satellite	Satellite
	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$150.0	$245.0		$395.0
Intersegment revenues	4.3	229.0		233.3

Operating segment revenues	$154.3	$474.0		628.3

Eliminations(3)				(236.3)

Operating revenues as reported				$392.0

Segment Adjusted EBITDA before eliminations (4)(5)(9)	$7.5	$(158.6)	$(36.0)	$(187.1)

Eliminations(3)				(41.9)

Adjusted EBITDA				(229.0)
Depreciation and amortization(6)(7)				(134.6)
Reorganization expenses due to bankruptcy				(25.3)

Operating loss from continuing operations				(388.9)
Interest and investment income				15.2
Interest expense				(14.1)
Other income				1.5
Gain on investment				17.9
Income tax benefit				6.4
Equity losses in affiliates				(51.2)
Loss from continuing operations				$(413.2)

Other Data:
Depreciation and amortization(6)(7)	$106.9	$27.2	$0.5	$134.6

Capital expenditures(7)	$109.4	$6.0	$—	$115.4

Total assets(7)	$1,983.9	$362.0	$117.9	$2,463.8

(1)	Represents corporate expenses incurred in support of our operations.

(2)	Includes revenues from affiliates of $4.1 million for the period October 2, 2005 to December 31, 2005, $10.0 million for the period January 1, 2005 to October 1, 2005 and $7.8 million and $27.7 million in 2004 and 2003, respectively.

(3)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/ L for wholly owned subsidiaries and in the year ended December 31, 2003, the reversal of cumulative satellite manufacturing sales of $83 million and cost of satellite manufacturing of $73 million on a satellite program that was changed to a lease arrangement in the third quarter of 2003 (see Note 8).

(4)	Satellite manufacturing excludes charges of $24 million for the year ended December 31, 2004, as a result of the settlement of all orbital receivables on satellites sold to Intelsat. This settlement had the effect of reducing future orbital receipts by $25 million, including $15 million relating to a satellite that was under construction in 2004. Consistent with our internal reporting for satellite manufacturing, this decrease in contract value for the satellite that was under construction in 2004 was not being reflected as a decrease in satellite manufacturing revenues. These charges had no effect on our consolidated results in 2004.

(5)	Satellite Services recognized for the year ended December 31, 2004, $7.7 million of EBITDA for a sales-type lease arrangement for satellite capacity (Note 8) and an impairment charge of $12.0 million relating to our Telstar 14/ Estrela do Sul-1 satellite and related assets to reduce the carrying values to the expected proceeds from insurance (Note 8).

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Includes additional depreciation expense of $9 million for 2004 and $14 million for 2003, due to accelerating the estimated end of depreciable life of our Telstar 11 satellite to June 2004 from March 2005. Also, includes amortization of unearned stock compensation charges.

(7)	Amounts are presented after the elimination of intercompany profit and include $89.4 million, $250.7 million and zero goodwill for Satellite Services, Satellite Manufacturing and Corporate, respectively, as of December 31, 2005.

(8)	The 2003 segment information has been adjusted to remove the operations of the North American satellites and related assets sold, which have been reclassified to discontinued operations (see Note 5).

(9)	Satellite manufacturing includes:

	Successor
	Registrant	Predecessor Registrant

	For the Period	For the Period
	October 2,	January 1,	Years Ended
	2005 to	2005 to	December 31,
	December 31,	October 1,
	2005	2005	2004	2003

Adjusted EBITDA before specific identified charges	$16.0	$29.1	$10.8	$(21.3)
Accrued warranty obligations	(2.7)	(11.8)	(9.7)	(2.2)
Write-off of long-term receivables due to contract modifications	—	—	(11.3)	(20.2)
Provisions for inventory obsolescence	(1.5)	(2.1)	(3.3)	(49.5)
Loss on cancellation of a deposits	—	—	—	(23.5)
Accrual for Alcatel settlement	—	—	—	(13.0)
Loss on acceleration of receipt of long-term receivables	—	—	—	(10.9)
Valuation allowance on vendor financing receivables	—	—	—	(10.0)
Settlement of satellite contract dispute	—	—	—	(8.0)

Satellite manufacturing segment Adjusted EBITDA before eliminations	$11.8	$15.2	$(13.5)	$(158.6)

(10)	In connection with our emergence from Chapter 11 and our adoption of fresh-start accounting on October 1, 2005 we recognized a gain on discharge of pre-petition obligations and fresh-start adjustments of $1.101 billion, related interest expense of $13.2 million and a tax benefit of $15.4 million (see Note 4).

Revenue by Customer Location
      The following table presents our revenues by country based on customer location for the periods from October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005, and for the years ended December 31, 2004 and 2003 (in thousands).

	Successor
	Registrant	Predecessor Registrant

	For the Period	For the Period
	October 2,	January 1,	Years Ended
	2005 to	2005 to	December 31,
	December 31,	October 1,
	2005	2005	2004	2003

United States	$170,103	$350,622	$303,258	$239,531
Japan	4,193	13,486	47,641	69,573
Thailand	2,711	6,010	20,378	54,436
Spain	3,418	7,483	5,292	30,903
Mexico	1,327	7,122	1,693	(3,749)
People’s Republic of China (including Hong Kong) (1)	2,411	4,498	97,628	(66,047)
Other	13,002	39,962	46,237	67,396

	$197,165	$429,183	$522,127	$392,043

(1)	The 2004 amount includes $87 million for a sales-type lease arrangement for satellite capacity. The 2003 amount includes the reversal of $83 million of sales on a satellite program with a customer where the contract was changed to a lease arrangement (see Note 8).

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During 2005, four of our customers accounted for approximately 13%, 13%, 11% and 10% of our consolidated revenues. During 2004, two of our customers accounted for approximately 26% and 17% of our consolidated revenues. During 2003, three of our customers accounted for approximately 20%, 14% and 12% of our consolidated revenues.
      With the exception of our satellites in-orbit, our long-lived assets are primarily located in the United States.

21.	Related Party Transactions

K&F Industries, Inc.
      In 2005, we provided administrative and certain other services to K&F Industries, Inc. (“K&F”), a subsidiary of K&F Industries Holdings, Inc., and a company of which Bernard L. Schwartz was Chairman of the Board. K&F paid us a fee based on the cost of such services plus out of pocket expenses. For the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005, we billed K&F $12,000 and $146,000, respectively.
      In addition, K&F charged us $44,000 and $108,000 for the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005, respectively, for certain expenses and services.

MHR Fund Management LLC
      Pursuant to the Plan of Reorganization, on November 21, 2005, Loral and Loral Skynet entered into a registration rights agreement with seven affiliated funds of MHR Fund Management LLC (“MHR”). Pursuant to the Plan of Reorganization, each holder of an Allowed Claim, as that term is used in the Plan of Reorganization, that receives a distribution pursuant to the plan of ten percent (10%) or greater of any of (i) Loral common stock, (ii) Loral Skynet preferred stock or (iii) Loral Skynet notes (collectively, the “Registrable Securities”) is entitled to receive certain registration rights under the registration rights agreement (each such holder, and any future holder of such securities who becomes a party to the registration rights agreement, a “Registration Rights Holder”). Pursuant to the registration rights agreement, in addition to certain piggy-back registration rights granted to the Registration Rights Holders, certain Registration Rights Holders may also demand, under certain circumstances, that the Registrable Securities be registered under the Securities Act of 1933, as amended, in each case subject to the terms and conditions of the registration rights agreement.
      Pursuant to the Plan of Reorganization, holders of certain claims at Loral Orion, Inc. were entitled to subscribe for up to $120 million of Loral Skynet notes. MHR and P. Schoenfeld Asset Management LLC agreed to backstop 95% and 5%, respectively, of the rights offering, in consideration of a $6 million fee, paid in additional Loral Skynet notes, as well as reimbursement of certain related costs and expenses. In connection with this backstop agreement, MHR received $5.7 million principal amount of Loral Skynet notes for its backstop commitment.
      We have reimbursed fees and out-of-pocket expenses incurred by legal counsel to MHR in connection with our reorganization.
      Dr. Rachesky and Mr. Goldstein are co-founders and managing principals of MHR. Mr. Devabhaktuni is also a managing principal of MHR. Dr. Rachesky, Mr. Goldstein and Mr. Devabhaktuni are directors of Loral.

Other Relationships
      During 2005, we paid BLS Group LLC (a company owned by Mr. Schwartz) and The Air Group (a company commissioned by Mr. Schwartz to handle his corporate jet affairs) approximately $14,000 and

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$2,000, respectively, for our use of Mr. Schwartz’s corporate jet. Additional 2005 related expenses of approximately $134,000 will be paid by us to The Air Group in 2006.
      Robert B. Hodes, a director and a member of the Compensation Committee until his resignation from the Board of Directors on February 28, 2006, is counsel to the law firm of Willkie Farr & Gallagher LLP, which acts as counsel to us.
      For the year ended December 31, 2005, we paid fees and disbursements in the amount of approximately $91,000 for corporate communications consultations and related services to Kekst & Company Incorporated, of which company Gershon Kekst, is President and principal stockholder. Prior to November 21, 2005, Mr. Kekst was a director of Old Loral.

Lockheed Martin
      In 2003, Lockheed Martin ceased being a related party to us. Costs of purchased goods and services from Lockheed Martin in the year ended December 31, 2003, were $8.6 million.

22.	Selected Quarterly Financial Information (unaudited, in thousands, except per share amounts)

					Successor
	Predecessor Registrant				Registrant

	Quarter Ended
					October 2 to
	March 31,	June 30,	September 30,	October 1,	December 31,

Year ended December 31, 2005
Revenues	$132,378	$136,762	$160,043	$—	$197,165
Operating loss from continuing operations	(23,959)	(16,741)	(26,395)	—	(4,945)
Loss from continuing operations	(26,221)	(18,776)	(27,800)	—	(15,261)
Gain on discharge of pre-petition obligations and fresh-start adjustments	—	—	—	1,101,453	—
Gain on sale of discontinued operations, net of taxes	—	11,371	2,596	—	—
Net (loss) income	(26,221)	(7,405)	(25,204)	1,103,679	(15,261)
Basic and diluted (loss) earnings per share(1):
Continuing operations	(0.59)	(0.43)	(0.63)	25.02	(0.76)
Discontinued operations	—	0.26	0.06	—	—

(Loss) earnings per share	(0.59)	(0.17)	(0.57)	25.02	(0.76)

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Predecessor Registrant

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

SCHEDULE I
LORAL SPACE & COMMUNICATIONS INC.
CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY
CONDENSED BALANCE SHEETS
(In thousands)

	Successor	Predecessor
	Parent	Parent

	December 31,	December 31,
	2005	2004

Current assets:
Cash and cash equivalents	$8,309	$1,525
Accounts receivable	227	—
Other current assets	1,627	2,331

Total current assets	10,163	3,856
Property, plant and equipment, net	1,758	—
Investments in and advances to subsidiaries	685,321	—
Other assets	6,637	4,197

Total assets	$703,879	$8,053

Current liabilities:
Accounts payable	$5,555	$499
Accrued employment costs	5,551	—
Other current liabilities	17,550	1,220

Total current liabilities	28,656	1,719
Pension and other postretirement liabilities	15,529	—
Long-term liabilities	32,530	30,607
Liabilities subject to compromise	—	456,078
Investments in and advances to subsidiaries	—	563,750

Total liabilities	76,715	1,052,154
Shareholders’ equity (deficit):
Common stock	200	4,413
Paid-in capital	642,210	3,392,825
Treasury stock, at cost	—	(3,360)
Unearned compensation	—	(87)
Retained deficit	(15,261)	(4,348,231)
Accumulated other comprehensive (loss)	15	(89,661)

Total shareholders’ equity (deficit)	627,164	(1,044,101)

Total liabilities and shareholders’ (deficit) equity	$703,879	$8,053

See accompanying notes to condensed financial information of the parent company.

LORAL SPACE & COMMUNICATIONS INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Successor Parent	Predecessor Parent

	For the Period	For the Period
	October 2,	January 1,
	2005 to	2005 to	Years Ended December 31,
	December 31,	October 1,
	2005	2005	2004	2003

Selling, general and administrative expenses	$516	$—	$4,279	$8,937

Loss from continuing operations before reorganization expenses due to bankruptcy	(516)	—	(4,279)	(8,937)
Reorganization expenses due to bankruptcy	—	(5,539)	(3,885)	(1,900)

Loss from continuing operations	(516)	(5,539)	(8,164)	(10,837)
Gain on discharge of pre-petition obligations and fresh-start adjustments	—	352,202	—	—
Interest and investment income	2,724	20	10	12,198
Interest expense	—	(389)	—	(21,675)
Other expense	—	(3)	—	—

Income (loss) from continuing operations before income taxes, equity income (losses) in subsidiaries and affiliates	2,208	346,291	(8,154)	(20,314)
Income tax (provision) benefit	(3,225)	32,099	(1,077)	(3,656)

Income (loss) from continuing operations before equity (losses) income in subsidiaries and affiliates	(1,017)	378,390	(9,231)	(23,970)
Equity (loss) income in subsidiaries, net of taxes	(14,244)	666,459	(167,464)	(334,995)
Equity loss in affiliates	—	—	—	(21,775)

(Loss) income from continuing operations before cumulative effect of change in accounting principle	(15,261)	1,044,849	(176,695)	(380,740)
Cumulative effect of change in accounting principle	—	—	—	(1,970)

Net (loss) income	$(15,261)	$1,044,849	$(176,695)	$(382,710)

See accompanying notes to condensed financial information of the parent company.

LORAL SPACE & COMMUNICATIONS INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY
CONDENSED STATEMENTS OF CASH FLOW
(in thousands)

	Successor
	Parent	Predecessor Parent

	For the Period	For the Period
	October 2,	January 1,
	2005 to	2005 to	Years Ended December 31,
	December 31,	October 1,
	2005	2005	2004	2003

Operating activities:
Net (loss) income	$(15,261)	$1,044,849	$(176,695)	$(382,710)
Non-cash items:
Gain on discharge of pre-petition obligations and fresh-start adjustments	—	(352,202)	—	—
Cumulative effect of change in accounting principle	—	—	—	1,970
Equity income in affiliates	—	—	—	21,775
Equity losses in subsidiaries	14,244	(666,459)	167,464	334,995
Deferred taxes	1,427	(30,607)	—	3,656
Depreciation and amortization	464	—	—	—
Due (to) from subsidiaries	(19,902)	58	4,527	2,080
Accounts receivable	(62)	—	—	—
Other current assets and other assets	(53)	1,732	1,147	(964)
Accounts payable	(37)	(1,536)	—	—
Accrued expenses and other current liabilities	(9,667)	1,418	(476)	1,253
Pension and other postretirement liabilities	(222)	—	—
Income taxes payable	1,661	(1,492)	—	—
Long-term liabilities	696	—	1,077	—
Merger of subsidiary into parent in connection with Plan of Reorganization	—	34,012	—	—
Other	—	—	—	67

Net cash (used in) provided by operating activities	(26,712)	29,773	(2,956)	(17,878)

Investing activities:
Capital expenditures for continuing operations	(24)
Investments in and advances to subsidiaries	—	—		(288)
Investments in and advances to affiliates	—	3,747	—	—

Net cash (used in) provided by investing activities	(24)	3,747	—	(288)

Financing activities:
Proceeds from note receivable from subsidiary	—	—		17,284
Proceeds from other stock issuances	—	—	—	3,849

Net cash used in financing activities	—	—	—	21,133

Net (decrease) increase in cash and cash equivalents	(26,736)	33,520	(2,956)	2,967
Cash and cash equivalents — beginning of period	35,045	1,525	4,481	1,514

Cash and cash equivalents — end of period	$8,309	$35,045	$1,525	$4,481

See accompanying notes to condensed financial information of the parent company

LORAL SPACE & COMMUNICATIONS INC.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY
NOTES TO CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY
      1. Basis of Presentation
      Loral Space & Communications Inc. (“New Loral”) together with its subsidiaries is a leading satellite communications company with substantial activities in satellite-based communications services and satellite manufacturing. New Loral was formed to succeed the business conducted by its predecessor registrant, Loral Space & Communications Ltd. (“Old Loral”), which emerged from chapter 11 of the federal bankruptcy laws on November 21, 2005 (the “Effective Date”).
      We adopted fresh start accounting as of October 1, 2005, in accordance with Statement of Position No. 90-7, Financial Reporting of Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Accordingly, our financial information disclosed under the heading “Successor Parent” for the period ended and as of December 31, 2005, is presented on a basis different from, and is therefore not comparable to, our financial information disclosed under the heading “Predecessor Parent” for the period ended and as of October 1, 2005 (the date we adopted fresh-start accounting) or for prior periods.
      The terms, “Loral,” the “Company,” “we,” “our” and “us,” when used in this report with respect to the period prior to our emergence, are references to Old Loral, and when used with respect to the period commencing after our emergence, are references to New Loral. These references include the subsidiaries of Old Loral or New Loral, as the case may be, unless otherwise indicated or the context otherwise requires.
      Loral is a holding company which is the ultimate parent of all Loral subsidiaries and is the registrant of Loral’s common stock. The accompanying condensed financial statements reflect the financial position, results of operations and cash flows of Loral on a separate parent company basis. All subsidiaries of Loral are reflected as investments accounted for under the equity method of accounting. Accordingly, intercompany payables and receivables have not been eliminated.
      Loral’s significant transactions with its subsidiaries other than the investment account and related equity in net (loss) income of subsidiaries are the allocation of general corporate expenses to its subsidiaries and in the case of New Loral include a management fee paid by certain of its subsidiaries.
      No cash dividends were paid to Loral by its subsidiaries or its affiliates during the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005 and for the years ended December 31, 2004 and 2003.
      These condensed financial statements should be read in conjunction with Loral’s consolidated financial statements and the accompanying notes thereto.
      2. Guarantees and Contingencies
      Old Loral had guaranteed Space Systems/ Loral’s performance obligations under certain of its customer contracts. We are in the process of replacing certain of these guarantees with guarantees of New Loral.
      Of the matters described under the heading Financial Matters in Note 19, Commitments and Contingencies, to the consolidated financial statements, Loral has certain obligations to the U.S. Department of State pursuant to a consent agreement.
      Of the matters described under the heading Legal Proceedings in Note 19 to the consolidated financial statements, Loral is a party to all of these contingencies with the exception of the following two matters reported under the sub-heading Other and Routine Litigation in that section:

1) the litigation with ILS

2) the litigation with Rainbow DBS Holdings, Inc.

SCHEDULE II
LORAL SPACE & COMMUNICATIONS INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands)

		Additions

	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	From	End of
Description	of Year	Expenses	Accounts(1)	Reserves(2)	Year

Predecessor Registrant:
Year ended 2003
Allowance for billed receivables	$7,094	$7,221	$1,405	$(4,017)	$11,703
Allowance for long-term receivables	32,574	10,329	19,856	(42,582)	20,177

Total Receivables allowance	$39,668	$17,550	$21,261	$(46,599)	$31,880

Inventory allowance	$24,123	$49,546	$—	$(31,933)	$41,736

Year ended 2004
Allowance for billed receivables	$11,703	$(2,144)	$(13)	$(3,101)	$6,445
Allowance for long-term receivables	20,177	—	—	(20,177)	—

Total Receivables allowance	$31,880	$(2,144)	$(13)	$(23,278)	$6,445

Inventory allowance	$41,736	$3,324	$—	$(11,060)	$34,000

January 1, 2005-October 1, 2005
Allowance for billed receivables	$6,445	$(2,880)	$2	$942	$4,509

Inventory allowance	$34,000	$2,127	$—	$(2,207)	$33,920

Successor Registrant:
October 2, 2005-December 31, 2005
Allowance for billed receivables	$4,509	$953	$—	$—	$5,462

Inventory allowance	$33,920	$1,525	$—	$(1,703)	$33,742

(1)	Allowance for long-term receivables recorded as a reduction to revenues.

(2)	Write-offs of uncollectible accounts.