Form 10-Q
period 2006-03-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2006-05-09
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Commission file number 1-14180
Loral Space & Communications Inc.
600 Third Avenue
New York, New York 10016
Telephone: (212) 697-1105
Jurisdiction of incorporation: Delaware
IRS identification number: 87-0748324
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
      As of April 30, 2006, there were 20,000,000 shares of Loral Space & Communications Inc. common stock outstanding.

PART 1.
FINANCIAL INFORMATION

Item 1.	Financial Statements
LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$360,911	$275,796
Accounts receivable, net	24,758	59,347
Contracts-in-process	79,244	73,584
Inventories	48,972	51,871
Other current assets	26,273	31,066

Total current assets	540,158	491,664
Property, plant and equipment, net	509,654	520,503
Long-term receivables	48,016	48,155
Investments in and advances to affiliates	103,196	104,616
Deposits	9,840	9,840
Goodwill	340,094	340,094
Other assets	154,234	164,105

Total assets	$1,705,192	$1,678,977

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,426	$72,594
Accrued employment costs	26,045	35,277
Customer advances and billings in excess of costs and profits	231,292	172,995
Income taxes payable	2,358	2,177
Accrued interest and preferred dividends	15,264	4,881
Other current liabilities	30,423	32,324

Total current liabilities	358,808	320,248
Pension and other post retirement liabilities (Note 3)	242,243	237,948
Long-term debt	128,166	128,191
Long-term liabilities	164,028	165,426

Total liabilities	893,245	851,813
Minority interest	200,000	200,000
Commitments and contingencies (Notes 2, 7, 9 and 10)
Shareholders’ equity:
Common stock, $.01 par value	200	200
Paid-in capital	642,793	642,210
Retained deficit	(31,101)	(15,261)
Accumulated other comprehensive income	55	15

Total shareholders’ equity	611,947	627,164

Total liabilities and shareholders’ equity	$1,705,192	$1,678,977

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Successor	Predecessor
	Registrant	Registrant

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2006	2005

Revenues from satellite services	$35,484	$34,571
Revenues from satellite manufacturing	136,492	97,807

Total revenues	171,976	132,378
Cost of satellite services	23,830	35,171
Cost of satellite manufacturing	125,948	88,237
Selling, general and administrative expenses	28,414	27,296

Loss before reorganization expenses due to bankruptcy	(6,216)	(18,326)
Reorganization expenses due to bankruptcy	—	(5,633)

Operating loss	(6,216)	(23,959)
Interest and investment income	4,544	1,788
Interest expense (contractual interest was $11,854 for the three months ended March 31, 2005, Note 2)	(5,168)	(978)
Other income (expense)	1,014	(617)

Loss before income taxes, equity losses in affiliates and minority interest	(5,826)	(23,766)
Income tax provision	(2,594)	(1,730)

Loss before equity losses in affiliates and minority interest	(8,420)	(25,496)
Equity losses in affiliates (Note 7)	(1,420)	(739)
Minority interest	(6,000)	14

Net loss	$(15,840)	$(26,221)

Basic and diluted loss per share (Note 11):
Loss per share	$(0.79)	$(0.59)

Weighted average shares outstanding:
Basic and diluted	20,000	44,108

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Registrant	Registrant

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2006	2005

Operating activities:
Net loss	$(15,840)	$(26,221)
Non-cash items:
Equity losses in affiliates	1,420	739
Minority interest	6,000	(14)
Deferred taxes	—	188
Depreciation and amortization	16,288	23,529
Amortization of stock option compensation	583	—
(Recoveries of) provisions for bad debts on billed receivables	540	(247)
Provisions for inventory obsolescence	1,678	—
Warranty accruals	(390)	1,501
Loss on equipment disposals	—	283
Net gain on the disposition of an orbital slot	(1,149)	—
Non cash net interest and (gain) loss on foreign currency transactions	7	349
Changes in operating assets and liabilities:
Accounts receivable, net	48,849	1,009
Contracts-in-process	22,706	(48,545)
Inventories	1,221	1,812
Long-term receivables	(2,261)	(5,131)
Other current assets and other assets	4,646	2,953
Accounts payable	(15,835)	6,703
Accrued expenses and other current liabilities	(11,875)	(5,333)
Customer advances	20,692	(21,133)
Income taxes payable	181	593
Pension and other postretirement liabilities	4,295	5,059
Long-term liabilities	3,668	(256)
Other	15	(32)

Net cash provided by (used in) operating activities	85,439	(62,194)

Investing activities:
Capital expenditures	(6,066)	(724)
Proceeds received from the disposition of an orbital slot	5,742	—
Investments in and advances to affiliates	—	(7,353)

Net cash used in investing activities	(324)	(8,077)

Financing activities:
Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash and cash equivalents	85,115	(70,271)
Cash and cash equivalents — beginning of period	275,796	147,773

Cash and cash equivalents — end of period	$360,911	$77,502

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business
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
      We adopted fresh-start accounting as of October 1, 2005, in accordance with Statement of Position No. 90-7, Financial Reporting of Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Accordingly, our financial information disclosed under the heading “Successor Registrant” for the period ended March 31, 2006, is presented on a basis different from, and is therefore not comparable to, our financial information disclosed under the heading “Predecessor Registrant” for the period ended March 31, 2005.
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
      Loral is organized into two operating segments:
      Satellite Services, conducted by our subsidiary, Loral Skynet Corporation (“Loral Skynet”), generates its revenues and cash flows from leasing satellite capacity on its four-satellite fleet to commercial and governmental customers for video and direct to home (“DTH”) broadcasting, high-speed data distribution, internet access and communications, as well as providing satellite-based networking services. It also provides professional services to other satellite operators including satellite construction oversight and fleet operating services.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Pursuant to the Plan of Reorganization:

•	The business and operations of Old Loral have been transferred to New Loral, and Loral Skynet and SS/ L have emerged intact as separate subsidiaries of reorganized Loral.

•	Our new common stock has been listed on NASDAQ under the symbol “LORL”.

•	SS/ L has emerged debt-free.

•	The initial distributions to creditors of Old Loral and its subsidiaries have been completed in accordance with the Plan of Reorganization as follows:

•	All holders of allowed claims against SS/ L and Loral SpaceCom have been, or will be paid in cash in full, including interest from the petition date to the Effective Date.

•	20 million shares of New Loral common stock were issued to our distribution agent on the Effective Date, 18.8 million of which have been distributed to creditors.

•	$200 million of Loral Skynet preferred stock was issued to our distribution agent on the Effective Date, $197.5 million of which has been distributed to creditors.

•	The remaining undistributed shares of New Loral common stock and Loral Skynet preferred stock have been reserved to cover disputed claims and will be distributed quarterly in accordance with the Plan of Reorganization upon resolutions of those claims.

•	Pursuant to a rights offering, Loral Skynet issued on the Effective Date, $126 million, principal amount, of senior secured notes (the “Loral Skynet Notes”, see Note 9) to certain creditors who subscribed for the notes and to certain creditors who committed to purchase any unsubscribed notes (i.e., “backstopped” the offering).

•	Old Loral will be liquidated; the common and preferred stock of Old Loral were cancelled on the Effective Date, and no distribution was made to the holders of such stock.
      Certain Old Loral shareholders acting on behalf of the self-styled Loral Stockholders Protective Committee (“LSPC”) have filed various appeals seeking, among other things, to revoke the Confirmation Order, to overturn the Bankruptcy Court’s denial of the LSPC’s motion to compel Old Loral to hold a shareholders’ meeting, to overturn various rulings of the Bankruptcy Court related to fees and expenses and to rescind the approval of the Federal Communications Commission (“FCC”) of the transfer of our FCC licenses from Old Loral to New Loral (the “Appeals”). We believe that the Appeals are completely without merit and will not have any effect on the completed reorganization. For further details about the Appeals see Note 10.
      Reorganization expenses due to bankruptcy were as follows (in thousands):

Predecessor Registrant

Three Months Ended
March 31, 2005

Professional fees	$5,489
Employee retention costs	182
Severance costs	503
Vendor settlement charges	125
Interest income	(666)

Total reorganization expenses due to bankruptcy	$5,633

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Basis of Presentation
      The accompanying unaudited condensed consolidated financial statements (the “financial statements”) have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.
      The December 31, 2005 balance sheet has been derived from the audited consolidated financial statements at that date. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements included in our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.
      The accompanying consolidated financial statements for the Predecessor Registrant have been prepared in accordance with SOP 90-7 and on a going concern basis, which contemplates continuing operations, realization of assets and liquidation of liabilities in the ordinary course of business. In addition, the consolidated statements of operations of the Predecessor Registrant portray our results of operations during the Chapter 11 proceedings. As a result, any revenue, expenses, realized gains and losses, and provision for losses resulting directly from the reorganization and restructuring of the organization are reported separately as reorganization items. We did not prepare combining financial statements for Old Loral and its Debtor Subsidiaries, since the subsidiaries that did not file voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code were immaterial to our consolidated financial statements.
      As noted above, we emerged from bankruptcy on November 21, 2005 and pursuant to SOP 90-7, we adopted fresh-start accounting as of October 1, 2005. We engaged an independent appraisal firm to assist us in determining the fair value of our assets and liabilities. Upon emergence, our reorganization enterprise value as determined by the Bankruptcy Court was approximately $970 million, which after reduction for the fair value of the Loral Skynet Notes and Loral Skynet Series A preferred stock (see Note 9 and minority interest below), resulted in a reorganization equity value of approximately $642 million. This reorganization equity value was allocated to our assets and liabilities. Our assets and liabilities were stated at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). In addition, our accumulated deficit was eliminated, and our new debt and equity were recorded in accordance with distributions pursuant to the Plan of Reorganization. The allocation of the reorganization equity value to individual assets and liabilities may change based upon completion of the fair valuation process, as additional information becomes available, and may result in differences to the fresh-start adjustments presented in this financial information. The Company expects to finalize this allocation in the first half of 2006. (See Note 4 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.)
      Net amortization of fresh-start accounting fair value adjustments relating to contracts-in-process, long-term receivables, customer advances and billings in excess of costs and profits, deferred revenue and long-term liabilities was $(6.1) million during the quarter ended March 31, 2006.

Minority Interest
      On November 21, 2005, Loral Skynet issued 1 million of its 2 million authorized shares of series A 12% non-convertible preferred stock, $0.01 par value per share (the “Loral Skynet Preferred Stock”), which were distributed in accordance with the Plan of Reorganization.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Loral Skynet Preferred Stock is reflected as minority interest on our condensed consolidated balance sheet and accrued dividends of $6.0 million for the three months ended March 31, 2006 are reflected as minority interest on our condensed consolidated statement of operations.

Accounting for Stock Based Compensation
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
      Prior to October 1, 2005, we followed the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”), an amendment of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). We accounted for stock-based compensation for employees using the intrinsic value method (as defined below) as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under APB 25, no compensation expense was recognized for employee share option grants because the exercise price of the options granted equaled the market price of the underlying shares on the date of grant (the “intrinsic value method”). We used the Black-Scholes-Merton option pricing model to determine the pro forma effect. Our pro-forma net loss and pro-forma loss per share would not have been materially different than reported on the accompanying consolidated statement of operations for the three months ended March 31, 2005, if we used the fair value method under SFAS 123R.

Income Taxes
      During 2006 and 2005, we continued to maintain the 100% valuation allowance against our net deferred tax assets. However, upon emergence from bankruptcy in 2005, we reversed our valuation allowance related to $2.0 million of deferred tax assets for AMT credit carryforwards. We will continue to maintain the valuation allowance until sufficient positive evidence exists to support its reversal. If, in the future, we were to determine that we will be able to realize all or a portion of the benefit from our deferred tax assets, a reduction to the valuation allowance as of October 1, 2005 will first reduce goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital. The income tax provision for the three months ended March 31, 2006 and 2005 includes our current provision for federal, state and foreign income taxes and adjustment, if required, to tax contingency liabilities for potential audit issues. The provision for 2005 also includes certain changes to the valuation allowance.
      Our policy is to establish tax contingency liabilities for potential audit issues. The tax contingency liabilities are based on our estimate of the probable amount of additional taxes that may be due in the future. Any additional taxes due would be determined only upon completion of current and future federal, state and international tax audits. At March 31, 2006, the Company had $43.6 million and $0.4 million of tax contingency liabilities included in long-term liabilities and income taxes payable, respectively. At December 31, 2005, the Company had $41.8 million and $0.4 million of tax contingency liabilities included in long-term liabilities and income taxes payable, respectively.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pensions and Other Employee Benefits
      The following table provides the components of net periodic benefit cost for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) (in thousands):

	Pension Benefits		Other Benefits

	Successor	Predecessor	Successor	Predecessor
	Registrant	Registrant	Registrant	Registrant

	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005

Service cost	$3,375	$2,846	$300	$352
Interest cost	5,700	5,778	1,125	1,313
Expected return on plan assets	(5,425)	(5,105)	—	(15)
Amortization of prior service cost	—	(9)	—	(481)
Amortization of net loss	—	1,557	—	693

	$3,650	$5,067	$1,425	$1,862

Additional Cash Flow Information
      The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Successor	Predecessor
	Registrant	Registrant

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

Non-cash activities:
Unrealized net losses on derivatives, net of taxes		$(273)

Supplemental information:
Interest paid, net of capitalized interest	$757

Taxes paid, net of refunds	$628	$962

Cash (paid) received for reorganization items:
Professional fees	$(4,342)	$(4,620)

Interest income		$666

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Comprehensive Loss
      The components of comprehensive loss are as follows (in thousands):

	Successor	Predecessor
	Registrant	Registrant

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

Net loss	$(15,840)	$(26,221)
Cumulative translation adjustment	40	(30)
Foreign currency hedging:
Reclassifications into revenue and cost of sales from other comprehensive income, net of taxes	—	(273)

Comprehensive loss	$(15,800)	$(26,524)

5.	Contracts-in-Process

	March 31,	December 31,
	2006	2005

	(In thousands)
Amounts billed	$52,793	$38,913
Unbilled receivables	26,451	34,671

	$79,244	$73,584

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
      When we filed for Chapter 11, SS/L’s hedges with counterparties (primarily yen denominated forward contracts) were cancelled leaving SS/L vulnerable to foreign currency fluctuations in the future. The inability to enter into forward contracts exposes SS/L’s future revenues, costs and cash associated with anticipated yen denominated receipts and payments to currency fluctuations. As of March 31, 2006, SS/L had the following amounts denominated in Japanese yen (which were translated into U.S. dollars based on the March 31, 2006 exchange rate) that were unhedged (in millions):

	Japanese Yen	U.S.$

Future revenues	¥198	$1.7
Future expenditures	2,244	19.1
Contracts-in-process, unbilled receivables/(customer advances)	(81)	(0.7)
      At March 31, 2006, SS/L also had future expenditures in EURO’s of 138,666 ($167,457 U.S.) that were unhedged.
      Foreign exchange losses of $23,000 and $617,000 for the three months ended March 31, 2006 and 2005 respectively, are reflected on the condensed consolidated statement of operations as other income (expense).

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property, Plant and Equipment

	March 31,	December 31,
	2006	2005

	(In thousands)
Land and land improvements	$27,533	$27,833
Buildings	52,854	52,873
Leasehold improvements	5,973	6,352
Satellites in-orbit, including satellite transponder rights of $109.6 million	366,196	366,196
Satellites under construction	2,948	197
Earth stations	17,702	17,710
Equipment, furniture and fixtures	63,066	61,937
Other construction in progress	7,983	5,096

	544,255	538,194
Accumulated depreciation and amortization	(34,601)	(17,691)

	$509,654	$520,503

7.	Investment in and Advances to Affiliates
      Investment in and advances to affiliates consists of (in thousands):

	March 31,	December 31,
	2006	2005

XTAR equity investment	$103,196	$104,616

      Equity losses in affiliate, consists of (in thousands):

	Successor	Predecessor
	Registrant	Registrant

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

XTAR	$(1,420)	$(739)

      The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	Successor	Predecessor
	Registrant	Registrant

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

Revenues	$2,816	$2,904
Elimination of our proportionate share of losses relating to affiliate transactions	367	301
Loss relating to affiliate transactions not eliminated	(289)	(236)

XTAR
      XTAR, L.L.C. (“XTAR”), is a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”), a consortium comprised of leading Spanish telecommunications companies, including Hispasat,

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
S.A., and agencies of the Spanish government. XTAR was formed to construct and launch an X-band satellite to provide X-band communications services exclusively to United States, Spanish and allied government users throughout the satellite’s coverage area, including Europe, the Middle East and Asia. XTAR currently has contracts to provide X-band services to the U.S. Department of State, the Spanish Ministry of Defense and the Danish armed forces. XTAR successfully launched its XTAR-EUR satellite on February 12, 2005 and it commenced service in March 2005.
      We own 56% of XTAR (accounted for under the equity method since we do not control certain significant operating decisions) and Hisdesat owns 44%. During the first quarter of 2005, we made an equity contribution of $7.3 million to XTAR, which was matched by $5.76 million from Hisdesat. To date, the partners have contributed a total of $109.6 million to XTAR in proportion to their respective ownership interests. As a result of the slower than expected take-up rate on its capacity, XTAR may require additional funding from its partners to meet its obligations under its Arianespace loan agreement discussed below and its Spainsat lease discussed below. We currently estimate that this potential funding requirement from XTAR’s partners, in the fourth quarter of 2006, would not exceed $10 million.
      XTAR and Loral Skynet have entered into agreements whereby Loral Skynet provides to XTAR (i) certain selling, general and administrative services, (ii) telemetry, tracking and control services for the XTAR satellite, (iii) transponder engineering and regulatory support services as needed and (iv) satellite construction oversight services. XTAR is currently not making payments under the agreements and anticipates resuming payments upon the satisfaction of its Arianespace loan discussed below.
      In May 2005, XTAR signed a contract with the U.S. Department of State for the lease of transponder capacity. The State Department is authorized pursuant to its procurement guidelines to lease up to $137.0 million of capacity under this contract, to the extent that capacity is available. To date, the U.S. Department of State has committed to lease two transponders under this contract, having a total lease value of $19.3 million, and has the right, at its option, to renew the leases for additional terms, which, if fully exercised, would bring the total value of the leases to $34 million. There can be no assurance as to how much, if any, additional capacity the U.S. Department of State may lease from XTAR under this contract.
      In January 2005, Hisdesat provided XTAR with a convertible loan in the amount of $10.8 million due 2011, for which Hisdesat received enhanced governance rights in XTAR. Moreover, if Hisdesat were to convert the loan into XTAR equity, our equity interest in XTAR would be reduced to 51%.
      XTAR entered into a Launch Services Agreement with Arianespace, S.A. (“Arianespace”) providing for launch of its satellite on Arianespace’s Ariane 5 ECA launch vehicle. Arianespace provided a one-year, $15.8 million, 10% interest paid-in-kind loan for a portion of the launch price, secured by certain of XTAR’s assets, including the satellite, ground equipment and rights to the orbital slot. The remainder of the launch price consists of a revenue-based fee to be paid over time by XTAR. If XTAR is unable to repay the Arianespace loan when due, Arianespace may have the right to foreclose on the XTAR assets pledged as collateral, which would adversely affect our investment in XTAR. On October 25, 2005, XTAR and Arianespace entered into an amendment to the loan agreement pursuant to which Arianespace agreed to extend the maturity date of the loan to November 2006 in return for XTAR’s agreement to make certain amortization and excess cash payments to Arianespace. As of March 31, 2006, $10.5 million was outstanding under the Arianespace loan.
      XTAR has agreed to lease eight transponders (to be marketed as XTAR-LANT) on the Spainsat satellite, which has been constructed by SS/ L for Hisdesat. Spainsat was successfully launched on March 11, 2006 and commenced service in April 2006. XTAR’s lease obligations for such service would initially amount to $6.2 million per year, growing to $23 million per year. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the Spainsat transponders leased by XTAR.

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents summary financial data for XTAR (in millions):
      Statement of Operations Data:

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Revenues	$3.4	$—
Operating loss	(1.2)	(0.9)
Net loss	(2.1)	(1.4)
      Balance Sheet Data:

	March 31,
	2006	December 31, 2005

Current assets	$3.9	$7.4
Total assets	136.9	142.8
Current liabilities	13.4	21.1
Long-term liabilities	34.1	30.2
Members equity	89.4	91.5

Satmex
      In 1997, in connection with the privatization of Satmex by the Mexican Government of its satellite services business, Loral and Principia S.A. de C.V. (“Principia”) formed a joint venture that acquired 75% of the outstanding capital stock of Satmex. In addition to the $647 million of cash that was given to the Mexican Government for this 75% interest, as part of the acquisition, a wholly owned subsidiary of the joint venture, Servicios Corporativos Satelitales S.A. de C.V. (“Servicios”), which held this 75% ownership interest in Satmex, was required to issue a seven-year government obligation (“Government Obligation”) to the Mexican Government. The Government Obligation had an initial face amount of $125 million that accreted at 6.03% to $189 million as of December 30, 2004, its maturity date. There is no guarantee of this debt by Satmex; however, Loral and Principia have pledged their respective membership interests in the joint venture in a collateral trust to support this obligation. In 1999, Loral and Principia increased its investment stake in Satmex by purchasing direct equity interests in Satmex, which interests were not pledged in favor of the Mexican Government.
      As Servicios did not repay the Government Obligation when due, the Mexican Government has commenced a liquidation proceeding in Mexico against Servicios. As part of the contemplated Satmex restructuring discussed below, it is expected that the Mexican Government will receive the economic benefit of the shares in Satmex held by Servicios in full satisfaction of the Government Obligation, while the direct equity interests in Satmex held by Loral and Principia will be converted to 1.33% and 0.67%, respectively, of the outstanding common equity interest in a restructured Satmex.
      As a consequence of various defaults, by Satmex in respect of its debt securities, including its failure to repay such securities on their maturity date, on May 25, 2005, certain holders of Satmex fixed rate notes and the floating rate notes (the “Petitioning Creditors”) commenced an involuntary chapter 11 case (the “Involuntary Case”) under the Bankruptcy Code against Satmex in the U.S. Bankruptcy Court. On June 29, 2005, Satmex filed a petition for reorganization in Mexico (the “Concurso Mercantil”). On July 7, 2005, Satmex filed a motion in the U.S. Bankruptcy Court to dismiss the Involuntary Case. Satmex subsequently reached a settlement agreement with the Petitioning Creditors premised upon, among other things, the parties consenting to the dismissal of the Involuntary Case and Satmex commencing a case under section 304 (the “304 Proceeding”) of the Bankruptcy Code in the U.S. Bankruptcy Court as a case ancillary to the Concurso Mercantil. In April 2006, Satmex, the holders of a majority of its floating rate notes and the holders of more than two-thirds of its fixed rate notes, together with Loral, Principia and Servicios, entered into an agreement (the “Satmex Restructuring Agreement”)

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to restructure Satmex’s existing indebtedness and re-align its capital structure. This agreement provides for the filing of a restructuring plan with the Mexican court where the Concurso Mercantil proceeding is pending, which, in turn, will provide for the final implementation of the restructuring through the commencement of a case under chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court and the prosecution of a pre-negotiated plan of reorganization under chapter 11 of the Bankruptcy Code. The obligations of the parties to support the restructuring are subject to a number of timing and other conditions, including the receipt of necessary governmental regulatory and judicial approvals and the acceptance of the restructuring by holders of at least two-thirds of the floating rate notes. Upon consummation of this restructuring, the equity of Satmex will be held 78% by the holders of Satmex’s fixed rate notes, 20% by the Mexican Government and Servicios (for the benefit of the Mexican Government) and 2% in the aggregate by Loral and Principia. The Satmex Restructuring Agreement further provides that all of these shares of Satmex, including the shares to be issued to Loral, will be transferred to a Mexican equity trust for the purpose of facilitating a potential sale of 100% of the equity of Satmex.
      As of March 31, 2006, we had a 49% indirect economic interest in Satmex. We account for Satmex using the equity method. In the third quarter of 2003, we wrote off our remaining investment in Satmex of $29 million (as an increase to its equity loss), due to the financial difficulties that Satmex was having. As a result, and because we have no future funding requirements relating to this investment, there is no requirement for us to provide for our allocated share of Satmex’s net losses subsequent to September 30, 2003.

Satmex Settlement Agreement
      On June 14, 2005, Loral Space & Communications Holdings Corporation (“LSCC”), Loral Skynet, a division of Loral SpaceCom, Loral Skynet Network Services, Inc. (“LSNS”) and SS/ L (collectively the “Loral Entities”) and Satmex entered into an agreement to be implemented through various amendments and agreements with respect to various transactions involving the Loral Entities and Satmex (the “Settlement Agreement”), including but not limited to the contract for the procurement of Satmex 6 between SS/ L and Satmex (the “Satmex 6 SPA”), the management services agreement among Loral SpaceCom, Principia and Satmex (the “Management Services Agreement”), the license agreement between Loral SpaceCom and Satmex (the “License Agreement”), and various transponder agreements between certain of the Loral Entities and Satmex. Pursuant to the terms of the Settlement Agreement, Satmex and the Loral Entities agreed to offset certain amounts owing between them, and SS/ L agreed to give Satmex an allowed claim of $3.7 million in SS/ L’s Chapter 11 Case. In addition, SS/ L and Satmex terminated their respective obligations under the Satmex 6 SPA, and entered into a new contract pursuant to which SS/ L agreed to perform certain additional work, as well as renewed its commitment to provide its continued support for the launch of Satmex 6 provided that SS/ L’s obligation to provide certain services under the new contract is expressly subject to certain conditions, including Satmex obtaining the approval of the Settlement Agreement and the underlying transactions with any court(s) and other authorities with jurisdiction over its reorganization proceeding. Also pursuant to the Settlement Agreement, Loral SpaceCom and Satmex agreed to terminate the Management Services Agreement and the License Agreement. As part of the consideration for the various benefits conferred by the Loral Entities to Satmex under the terms of the Settlement Agreement, including without limitation, the elimination of Satmex’s obligation to make orbital incentive and end of life bonus payments in respect of Satmex 6, Satmex has agreed to lease to LSCC for the life of the satellite, without any further consideration, two 36 MHz Ku-band transponders and two 36 MHz C-band transponders on Satmex 6 (the “Satmex 6 Lease”). Upon emergence from bankruptcy, LSCC assigned its rights under this lease agreement to SS/ L. The Settlement Agreement was approved by the Bankruptcy Court on July 26, 2005 and became effective on August 5, 2005. Upon receipt of Bankruptcy Court approval, Loral Skynet recorded income of $4.6 million in the third quarter of 2005 representing the reversal of reserves and accruals recorded in previous periods. In February 2006, the conciliador in Satmex’s Mexican reorganization proceeding (Concurso Mercantil) approved the Settlement Agreement.
      Concurrently with the execution of the Satmex Restructuring Agreement and as provided therein, Satmex, the Loral Entities, the holders of a majority of its floating rate notes and the holders of more than two-thirds of its

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fixed rate notes entered into a stipulation, agreement and order pursuant to which they agreed, among other things, that Satmex will file a motion to assume the Settlement Agreement and its underlying agreements within five (5) days after the commencement of any chapter 11 case. This stipulation, agreement and order has been approved by the Bankruptcy Court in Satmex’s 304 Proceeding. The Satmex Restructuring Agreement further provides that on the effective date of the restructuring contemplated therein, the Satmex 6 Lease, as well as a lease agreement between Satmex and Loral Skynet for three transponders on Satmex 5, will be converted from a lease arrangement to a usufructo, a property right under Mexican law which grants the holder a right of use to the subject property. There can be no assurance that Satmex will be able to effect the restructuring set forth in the Satmex Restructuring Agreement, or that if such restructuring fails, that it will be able to consummate any other restructuring. We have not recorded the financial benefit of the Satmex 6 Lease pending the launch of Satmex 6, which is currently scheduled to occur in the second quarter of 2006.

8.	Goodwill and Other Intangible Assets

Goodwill
      Goodwill was established in connection with our adoption of fresh-start accounting. See Note 4 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Other Intangible Assets
      Other Intangible Assets, net of accumulated amortization, were $127 million and $137 million as of March 31, 2006 and December 31, 2005, respectively, and are included in Other Assets on our condensed consolidated balance sheet. Other Intangible Assets were established in connection with our adoption of fresh-start accounting. See Note 4 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC. Other Intangible Assets consists of (in millions, except years):

	Weighted Average	March 31, 2006		December 31, 2005
	Remaining
	Amortization Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Internally developed software and technology	5	$59.8	$(5.5)	$59.8	$(2.7)
Orbital slots	10	10.8	(0.7)	15.8	(0.8)
Trade names	20	13.2	(0.3)	13.2	(0.2)
Customer relationships	14	20.0	(0.7)	20.0	(0.3)
Customer contracts	7	32.0	(3.7)	32.0	(2.1)
Other intangibles	4	2.7	(0.3)	2.7	(0.1)

		$138.5	$(11.2)	$143.5	$(6.2)

      Total amortization expense for other intangible assets was $5.4 million and $0.8 million for the three months ended March 31, 2006 and 2005, respectively. Annual amortization expense for other intangible assets for the five years ended December 31, 2010 is estimated to be as follows (in millions):

2006	$21.1
2007	19.9
2008	19.3
2009	18.3
2010	14.6

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Debt

	March 31,	December 31,
	2006	2005

	(In thousands)
Loral Skynet 14.0% senior secured notes due 2015 (principal amount $126 million)	$128,166	$128,191
      On November 21, 2005, pursuant to the Plan of Reorganization, Loral Skynet issued $126 million of 14% Senior Secured Notes due 2015, which notes are guaranteed on a senior secured basis by our subsidiary Loral Asia Pacific Satellite (HK) Limited and all of Loral Skynet’s existing domestic, wholly-owned subsidiaries. During the first four years after the Effective Date, we may redeem the notes at a redemption price of 110% plus accrued and unpaid interest, but only if we do not receive an objection notice from holders of two-thirds of the principal amount of the notes. After this four-year period, the notes are redeemable at our option at a redemption price of 110%, declining over time to 100% in 2014, plus accrued and unpaid interest. The Loral Skynet Notes bear interest at a rate of 14% per annum payable in cash semi-annually, except that interest will be payable in-kind to the extent that the amount of such interest would exceed certain adjusted EBITDA calculations for Loral Skynet, as detailed in the indenture. The proceeds from the Loral Skynet Notes have been used by Loral Skynet to finance, in part, the consummation of the Plan of Reorganization and the payment of the fees and expenses relating thereto.

SS/L Letter of Credit Facility
      On November 21, 2005, SS/L entered into a $20 million letter of credit agreement with JPMorgan Chase Bank. The agreement provides, among other things, for the amendment and restatement of SS/L’s then existing letter of credit facility such that any existing letters of credit issued and outstanding became letters of credit under this new letter of credit agreement. The letters of credit are available from November 21, 2005 until the earlier of the termination by SS/L of the $20 million commitment, or December 31, 2006. Outstanding letters of credit are fully cash collateralized. As of March 31, 2006, $2.4 million of letters of credit under this facility were issued and outstanding.

10.	Commitments and Contingencies

Financial Matters
      We are obligated to pay $5.0 million over the next three years to the U.S. Department of State pursuant to a consent agreement entered into by Old Loral and SS/L.
      SS/L has deferred revenue and accrued liabilities for performance warranty obligations relating to satellites sold to customers, which could be affected by future performance. SS/L accounts for satellite performance warranties in accordance with the product warranty provisions of FIN 45, which requires disclosure, but not initial recognition and measurement, of performance guarantees. SS/L estimates the deferred revenue for its warranty obligations based on historical satellite performance. SS/L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for the three months ended March 31, 2006, is as follows (in millions):

Balance of deferred amounts at January 1, 2006	$40.5
Accruals for deferred amounts issued during the period	—
Accruals relating to pre-existing contracts (including changes in estimates)	(0.4)

Balance of deferred amounts at March 31, 2006	$40.1

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Many of SS/L’s satellite contracts permit SS/L’s customers to pay a portion of the purchase price for the satellite over time subject to the continued performance of the satellite (“orbitals”) and certain of SS/L’s satellite contracts require SS/L to provide vendor financing to its customers, or a combination of these contractual terms. Some of these arrangements are provided to customers that are start-up companies or companies in the early stages of building their businesses. There can be no assurance that these companies or their businesses will be successful and, accordingly, that these customers will be able to fulfill their payment obligations under their contracts with SS/L. Moreover, SS/L’s receipt of orbital payments is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. Since these orbital receivables could be affected by future satellite performance, there can be no assurance that SS/L will be able to collect all or a portion of these receivables.
      Loral Skynet has in the past entered into prepaid leases, sales contracts and other arrangements relating to transponders on its satellites. Under the terms of these agreements, as of March 31, 2006, Loral Skynet continues to provide for a warranty for periods of two years to eight years for sales contracts and other arrangements (seven transponders), and prepaid leases (two transponders). Depending on the contract, Loral Skynet may be required to replace transponders which do not meet operating specifications. Substantially all customers are entitled to a refund equal to the reimbursement value if there is no replacement, which is normally covered by insurance. In the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer. For other arrangements, in the event of transponder failure where replacement capacity is not available on the satellite, one customer is not entitled to reimbursement, and the other customer’s reimbursement value is based on contractually prescribed amounts that decline over time.

Satellite Matters
      Satellites are built with redundant components or additional components to provide excess performance margins to permit their continued operation in case of component failure, an event that is not uncommon in complex satellites. Twenty of the satellites built by SS/L and launched since 1997, three of which are owned and operated by our subsidiaries or affiliates, have experienced losses of power from their solar arrays. There can be no assurance that one or more of the affected satellites will not experience additional power loss. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. A complete or partial loss of a satellite’s capacity could result in a loss of orbital incentive payments to SS/L and, in the case of satellites owned by Loral Skynet and its affiliates, a loss of revenues and profits. With respect to satellites under construction and the construction of new satellites, based on its investigation of the matter, SS/L has identified and has implemented remediation measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or the construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses, and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, we believe that this matter will not have a material adverse effect on our condensed consolidated financial position or our results of operations, although no assurance can be provided.
      In November 2004, Intelsat Americas 7 (formerly Telstar 7) experienced an anomaly which caused it to completely cease operations for several days before it was partially recovered. Four other satellites manufactured by SS/L for other customers have designs similar to Intelsat Americas 7 and, therefore, could be susceptible to

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
similar anomalies in the future. A partial or complete loss of these satellites could result in the incurrence of warranty payments by SS/L.
      Certain of our satellites are currently operating using back-up components because of the failure of primary components. If the back-up components fail, however, and we are unable to restore redundancy, these satellites could lose capacity or be total losses, which would result in a loss of revenues and profits. For example, in July 2005, in the course of conducting our normal operations, we determined that the primary command receiver on two of our satellites had failed. These satellites, which are equipped with redundant command receivers designed to provide full functional capability through the full design life of the satellite, continue to function normally and service to customers has not been affected. Moreover, SS/L has successfully completed implementation of a software workaround that fully restores the redundant command receiver function on each of these satellites.
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
      We have in the past insured the on-orbit performance of the satellites in our Satellite Services segment. Typically such insurance is for one year subject to renewal. It may be difficult, however, to obtain full insurance coverage for satellites that have, or are part of a family of satellites that has, experienced problems in the past. We cannot assure, upon the expiration of an insurance policy, that we will be able to renew the policy on terms acceptable to us or that we will not elect to self-insure and forego insurance for the satellite. Insurers may require either exclusions of certain components or may place limitations on coverage in connection with insurance renewals for such satellites in the future. The loss of a satellite would have a material adverse effect on our financial performance and may not be adequately mitigated by insurance.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
foreign countries. Delays in obtaining the necessary licenses and technical assistance agreements have in the past resulted in, and may in the future result in, the delay of SS/L’s performance on its contracts, which could result in the cancellation of contracts by its customers, the incurrence of penalties or the loss of incentive payments under these contracts.

Legal Proceedings

Class Action Securities Litigations
      In August 2003, plaintiffs Robert Beleson and Harvey Matcovsky filed a purported class action complaint against Bernard L. Schwartz in the United States District Court for the Southern District of New York. The complaint seeks, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleges (a) that Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about our financial condition relating to the sale of assets to Intelsat and our Chapter 11 filing and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from June 30, 2003 through July 15, 2003, excluding the defendant and certain persons related to or affiliated with him. In November 2003, three other complaints against Mr. Schwartz with substantially similar allegations were consolidated into the Beleson case. In February 2004, a motion to dismiss the complaint in its entirety was denied by the court. Defendant filed an answer in March 2004. The case has been stayed until mid-July 2006. Since this case was not brought against Old Loral, but only against one of its officers, we believe, although no assurance can be given, that, to the extent that any award is ultimately granted to the plaintiffs in this action, the liability of New Loral, if any, with respect thereto is limited solely to claims for indemnification against Old Loral by the defendant as described below under “Indemnification Claims.”
      In November 2003, plaintiffs Tony Christ, individually and as custodian for Brian and Katelyn Christ, Casey Crawford, Thomas Orndorff and Marvin Rich, filed a purported class action complaint against Bernard L. Schwartz and Richard J. Townsend in the United States District Court for the Southern District of New York. The complaint seeks, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleges (a) that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Old Loral’s financial condition relating to the restatement in 2003 of the financial statements for the second and third quarters of 2002 to correct accounting for certain general and administrative expenses and the alleged improper accounting for a satellite transaction with APT Satellite Company Ltd. and (b) that each of the defendants is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from July 31, 2002 through June 29, 2003, excluding the defendants and certain persons related to or affiliated with them. In October 2004, a motion to dismiss the complaint in its entirety was denied by the court. Defendants filed an answer to the complaint in December 2004. The case has been stayed until mid-July 2006. Since this case was not brought against Old Loral, but only against certain of its officers, we believe, although no assurance can be given, that to the extent that any award is ultimately granted to the plaintiffs in this action, the liability of New Loral, if any, with respect thereto is limited solely to claims for indemnification against Old Loral by the defendants as described below under “Indemnification Claims.”

Class Action ERISA Litigation
      In April 2004, two separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by former employees of Old Loral and participants in the Old Loral Savings Plan

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In addition, two insurers under our directors and officers liability insurance policies have denied coverage with respect to the case titled In re: Loral Space ERISA Litigation, each claiming that coverage should be provided under the other’s policy. In December 2004, one of the defendants in that case filed a lawsuit in the United States District Court for the Southern District of New York seeking a declaratory judgment as to his right to receive coverage under the policies. In March 2005, the insurers filed answers to the complaint and one of the insurers filed a cross claim against the other insurer which such insurer answered in April 2005. In August and October 2005, each of the two potentially responsible insurers moved separately for judgment on the pleadings, seeking a court ruling absolving it of liability to provide coverage of the ERISA action. In March 2006, the court granted the motion of one of the insurers and denied the motion of the other insurer. The parties are awaiting direction from the court as to how to proceed. We believe, although no assurance can be given, that the liability of New Loral, if any, with respect to the In re: Loral Space ERISA Litigation case or with respect to the related insurance coverage litigation is limited solely to claims for indemnification against Old Loral by the defendants as described below under “Indemnification Claims” and, to the extent that any award is ultimately granted to the plaintiffs in this action, to distributions under the Plan of Reorganization as described above.

Globalstar Related Class Action Securities Litigations
      On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited (“GTL”) and Globalstar, L.P. (“Globalstar”) against GTL, Old Loral, Bernard L. Schwartz and other defendants were consolidated into one action titled In re: Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar,

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
GTL, Globalstar Capital Corporation, Old Loral and Bernard L. Schwartz seeking, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ costs and expenses. The complaints alleged (a) that all defendants (except Old Loral) violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar’s business and prospects, (b) that defendants Old Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of Globalstar, (c) that defendants GTL and Mr. Schwartz are liable under Section 11 of the Securities Act of 1933 (the “Securities Act”) for untrue statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Old Loral and Mr. Schwartz are secondarily liable under Section 15 of the Securities Act for GTL’s primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related to or affiliated with them. This case was preliminarily settled by Mr. Schwartz in July 2005 for $20 million with final approval of the settlement in December 2005, and he has commenced a lawsuit against Globalstar’s directors and officers liability insurers seeking to recover the full settlement amount plus legal fees and expenses incurred in enforcing his rights under Globalstar’s directors and officers liability insurance policy. In addition, Mr. Schwartz has filed a proof of claim against Old Loral asserting a general unsecured prepetition claim for, among other things, indemnification relating to this case. Mr. Schwartz and Old Loral have agreed that in no event will his claim against Old Loral with respect to the settlement of this case exceed $25 million. If Mr. Schwartz’s claim ultimately becomes an allowed claim under the Plan of Reorganization and assuming he is not reimbursed by Globalstar’s insurers, Mr. Schwartz would be entitled to a distribution under the Plan of Reorganization of New Loral common stock based upon the amount of the allowed claim. Any such distribution of stock would be in addition to the 20 million shares of New Loral common stock being distributed under the Plan of Reorganization to other creditors. We believe, although no assurance can be given, that New Loral will not incur any material loss as a result of this settlement.
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
      In addition, the primary insurer under the directors and officers liability insurance policy of Old Loral has denied coverage under the policy for the In re: Loral Space & Communications Ltd. Securities Litigation case

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and, on March 24, 2003, filed a lawsuit in the Supreme Court of New York County seeking a declaratory judgment upholding its coverage position. In May 2003, Old Loral and the other defendants served an answer and filed counterclaims seeking a declaration that the insurer is obligated to provide coverage and damages for breach of contract and the implied covenant of good faith. In May 2003, Old Loral and the other defendants also filed a third party complaint against the excess insurers seeking a declaration that they are obligated to provide coverage. In April 2006, the primary insurer indicated its intent to proceed with the litigation. We believe that the insurers have wrongfully denied coverage and, although no assurance can be given, that the liability of New Loral, if any, with respect to the In re: Loral Space & Communications Ltd. Securities Litigation case or with respect to the related insurance coverage litigation is limited solely to claims for indemnification against Old Loral by the defendants as described below under “Indemnification Claims.”

Indemnification Claims
      Old Loral was obligated to indemnify its directors and officers for any losses or costs they may incur as a result of the lawsuits described above in Class Action Securities Litigations, Class Action ERISA Litigation and Globalstar Related Class Action Securities Litigations. The Plan of Reorganization provides that the direct liability of New Loral post-emergence in respect of such indemnity obligation is limited to the In re: Loral Space ERISA Litigation and In re: Loral Space & Communications Ltd. Securities Litigation cases in an aggregate amount of $2.5 million. In addition, most directors and officers have filed proofs of claim in unliquidated amounts with respect to the prepetition indemnity obligations of the Debtors. The Debtors and these directors and officers, including Mr. Schwartz with respect to all claims he may have other than the Globalstar settlement for which he has a separate indemnity claim of up to $25 million as described above, have agreed that in no event will their indemnity claims against Old Loral and Loral Orion in the aggregate exceed $25 million and $5 million, respectively. If any of these claims ultimately becomes an allowed claim under the Plan of Reorganization, the claimant would be entitled to a distribution under the Plan of Reorganization of New Loral common stock based upon the amount of the allowed claim. Any such distribution of stock would be in addition to the 20 million shares of New Loral common stock being distributed under the Plan of Reorganization to other creditors. We believe, although no assurance can be given, that New Loral will not incur any substantial losses as a result of these claims.

Reorganization Matters
      In connection with our Plan of Reorganization, certain claims have been filed against Old Loral and its Debtor Subsidiaries, the validity or amount of which we dispute. We are in the process of resolving these disputed claims, which may involve litigation in the Bankruptcy Court. To the extent any disputed claims become allowed claims, the claimants would be entitled to distributions under the Plan of Reorganization based upon the amount of the allowed claim, payable either in cash for claims against SS/L or Loral SpaceCom or in New Loral common stock for all other claims. We have accrued only the amount we believe is valid for disputed claims payable in cash, although there can be no assurance that this amount will be sufficient to cover all such claims that ultimately become allowed claims. We have reserved 1.2 million of the 20 million shares of New Loral common stock distributable under the Plan of Reorganization for disputed claims that may ultimately be payable in common stock. To the extent that disputed claims do not become allowed claims, shares held in reserve on account of such claims will be distributed pursuant to the Plan of Reorganization pro rata to claimants with allowed claims.
      Confirmation of our Plan of Reorganization was opposed by the Official Committee of Equity Security Holders (the “Equity Committee”) appointed in the Chapter 11 Cases and by the LSPC. Shortly before the hearing to consider confirmation of the Plan of Reorganization, the Equity Committee also filed a motion seeking authority to prosecute an action on behalf of the estates of Old Loral and its Debtor Subsidiaries seeking to unwind as fraudulent, a guarantee provided by Old Loral in 2001, of certain indebtedness of Loral Orion, Inc. (the “Motion to Prosecute”). By separate Orders dated August 1, 2005, the Bankruptcy Court confirmed the Plan

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of Reorganization (the “Confirmation Order”) and denied the Motion to Prosecute (the “Denial Order”). On or about August 10, 2005, the LSPC appealed (the “Confirmation Appeal”) to the United States District Court for the Southern District of New York (the “District Court”) the Confirmation Order and the Denial Order. On February 3, 2006, we filed with the District Court a motion to dismiss the Confirmation Appeal. The motion is now fully submitted and awaiting decision.
      On or about January 27, 2006, the LSPC filed with the Bankruptcy Court a motion pursuant to section 1144 of the Bankruptcy Code (the “Revocation Motion”), pursuant to which the LSPC sought revocation of the Confirmation Order. On February 6, 2006, we filed an objection to the Revocation Motion, in which we objected to the relief sought in the Revocation Motion and requested that the Bankruptcy Court impose sanctions against the LSPC. At a hearing before the Bankruptcy Court on April 10, 2006 to consider the LSPC’s Revocation Motion, the LSPC withdrew the Revocation Motion, with prejudice, and, on April 18, 2006, the Bankruptcy Court entered an order (the “Revocation Withdrawal Order”) confirming that such motion was withdrawn, with prejudice. On April 27, 2006, the LSPC filed an appeal of the Revocation Withdrawal Order.
      At a hearing held on March 29, 2005, the Bankruptcy Court denied the “Motion of the LSPC for a Court Order for Relief From Automatic Stay and Order for the Annual Election of the Loral Board of Directors” (the “Election Motion”). Pursuant to the Election Motion, the LSPC sought an order compelling Old Loral to hold an annual meeting of shareholders. Although the Bankruptcy Court did not enter its Order denying the Election Motion until March 31, 2005, on March 30, 2005, the LSPC filed with the Bankruptcy Court a Notice of Appeal of the Bankruptcy Court’s denial of the Election Motion (the “Shareholder Meeting Appeal”). This appeal is currently on the court’s active calendar, and the LSPC has been instructed to file its brief. The court has stated, however, that we need not respond to that brief until further notice from the court, pending resolution of the motion to dismiss the Confirmation Appeal. In connection with the Shareholder Meeting Appeal, in March 2006, our attorneys were provided by electronic mail with a copy of the LSPC’s “Application for Permission to Certify Interlocutory Appeal to Judge Jones’s Recent Orders Regarding LSPC’s Appeal of Robert Drain’s Denial to Order an Annual Meeting and to Elect Directors” (the “LSPC Interlocutory Application”). In April 2006, we filed a Memorandum of Law in Opposition to the LSPC Interlocutory Application. We have received no notification from the District Court as to the LSPC Interlocutory Application.
      The LSPC has also filed various appeals of Bankruptcy Court orders relating to fees and expenses of professionals paid by the Debtors in the Chapter 11 Cases. In particular, on March 24, 2006, the LSPC filed a “Notice of Partial Appeal” of the order of the Bankruptcy Court entered on March 8, 2006 granting the final fee applications of certain of the retained professionals in the Chapter 11 Cases. In addition, on April 27, 2006, the LSPC filed an appeal of the Bankruptcy Court’s order entered on April 20, 2006 denying the LSPC’s motion for disgorgement of fees paid by the Debtors’ to their financial advisor, Greenhill & Co. Also, on April 27, 2006, the LSPC filed an appeal of the order of the Bankruptcy Court entered on April 20, 2006 denying the LSPC’s application seeking reimbursement from the Debtors’ estates of certain fees and expenses incurred by the LSPC in connection with the Chapter 11 Cases.
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

Other and Routine Litigation
      In October 2002, National Telecom of India Ltd. (“Natelco”) filed suit against Old Loral and a subsidiary in the United States District Court for the Southern District of New York. The suit relates to a joint venture agreement entered into in 1998 between Natelco and ONS Mauritius, Ltd., a Loral Orion subsidiary, the

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
effectiveness of which was subject to express conditions precedent. In 1999, ONS Mauritius had notified Natelco that Natelco had failed to satisfy those conditions precedent. In Natelco’s amended complaint filed in March 2003, Natelco has alleged wrongful termination of the joint venture agreement, has asserted claims for breach of contract and fraud in the inducement and is seeking damages and expenses in the amount of $97 million. Natelco has filed a proof of claim in the Chapter 11 Cases and, in response, we have filed an objection stating our belief that the claims are without merit. The Bankruptcy Court has assumed jurisdiction over this claim. After a hearing on March 15, 2006, the Bankruptcy Court granted both our motion for summary judgment and our motion to dismiss with respect to Natelco’s claim for breach of contract. The Bankruptcy Court denied our motion for summary judgment with respect to Natelco’s fraudulent inducement claim and, as requested, has been provided with further briefing with respect to our motion to dismiss that claim, which motion is pending before the court. In addition, in April 2006, Natelco filed a motion in the Bankruptcy Court for leave to further amend its amended complaint. This motion is currently scheduled to be heard on May 19, 2006. We believe that, if Natelco’s pre-petition unsecured claim ultimately becomes an allowed claim, the liability of New Loral would be limited solely to a distribution of New Loral common stock under the Plan of Reorganization based upon the amount of the allowed claim.
      SS/L has entered into several long-term launch services agreements with various launch providers to secure future launches for its customers, including Loral and its affiliates. SS/L had launch services agreements with International Launch Services (“ILS”) which covered a number of launches, three of which remained open. In November 2002, SS/L elected to terminate one of those future launches, which had a termination liability equal to SS/L’s deposit of $5 million. Subsequently, SS/L received a letter from ILS alleging SS/L’s breach of the agreements and purporting to terminate the launch service agreements and all remaining launches. Despite ILS’s wrongful termination of the agreements and all remaining launches, to protect its interest, SS/L also terminated a second launch, which had a termination liability equal to its deposit of $5 million, but reserved all of its rights against ILS. As a result, SS/L recognized a non-cash charge to earnings of $10 million in the fourth quarter of 2002 with respect to the two terminated launches. In June 2003, to protect its interest, SS/L also terminated a third launch, which had a termination liability equal to $23.5 million, and SS/L recognized a non-cash charge to earnings of $23.5 million in the second quarter of 2003 with respect to this launch. SS/L also reserved all of its rights at that time against ILS. In April 2004, SS/L commenced an adversary proceeding against ILS in the Bankruptcy Court to seek recovery of $37.5 million of its deposits. In June 2004, ILS filed counterclaims in the Bankruptcy Court, and, in January 2005, the Bankruptcy Court dismissed two of ILS’s four counterclaims. In the two remaining counterclaims, ILS is seeking to recover damages, in an unspecified amount, as a result of our alleged failure to assign to ILS two satellite launches and $38 million in lost revenue due to our alleged failure to comply with a contractual obligation to assign to ILS the launch of another satellite. After a hearing in October 2005 on cross motions for summary judgment, the Bankruptcy Court ruled that SS/L is entitled to recover from ILS at least $9 million, representing the excess of the deposits that SS/L paid to ILS over the termination liabilities. The Bankruptcy Court further ruled that this $9 million payment is subject to ILS’s counterclaims which we believe are without merit and against which we intend to defend vigorously. In addition, the Bankruptcy Court ruled that ILS wrongfully terminated the launch service agreements with SS/L but that whether SS/L is entitled to the $28.5 million in remaining deposits involves factual questions that must be the subject of a trial after further discovery. We do not believe that this matter will have a material adverse effect on our consolidated financial position or results of operations, although no assurance can be provided.
      In March 2001, Loral entered into an agreement (the “Rainbow DBS Sale Agreement”) with Rainbow DBS Holdings, Inc. (“Rainbow Holdings”) pursuant to which Loral agreed to sell to Rainbow Holdings its interest in Rainbow DBS Company, LLC (formerly R/L DBS Company, LLC, “Rainbow DBS”) for a purchase price of $33 million plus interest at an annual rate of 8% from April 1, 2001. Loral’s receipt of this purchase price is, however, contingent on the occurrence of certain events, including without limitation, the sale of substantially all of the assets of Rainbow DBS. At the time of the Rainbow DBS Sale Agreement, Loral’s investment in Rainbow DBS had been recorded at zero and Loral did not record a receivable or gain from this sale. During the quarter

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ended March 31, 2005, Rainbow DBS entered into an agreement to sell its Rainbow 1 satellite and related assets to EchoStar Communications Corporation, which sale was consummated in November 2005. Rainbow Holdings, however, has informed Loral that it does not believe that Loral is entitled to receive an immediate payment of the purchase price under the Rainbow DBS Sale Agreement as a result of the EchoStar sale transaction. Loral disputes Rainbow Holdings’ interpretation of the agreement and, in September 2005, commenced a lawsuit in the Supreme Court of the State of New York to enforce its rights thereunder. Moreover, a third party has asserted a prepetition claim against Loral in the amount of $3 million with respect to the purchase price.
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
      Basic loss per share is computed based upon the weighted average number of shares of common stock outstanding. Diluted loss per share for 2005 excludes the assumed conversion of the Old Loral Series C Preferred Stock (936,371 shares) and the Old Loral Series D Preferred Stock (185,104 shares), as their effect would have been antidilutive. For the three months ended March 31, 2006 and 2005, there were 1,390,452 and 2,002,870 options, respectively, outstanding that were excluded from the calculation of diluted loss per share, as their effect would have been antidilutive. In addition, for the three months ended March 31, 2005 there were 617,226 warrants for Old Loral common stock outstanding that were excluded from the calculation of diluted loss per share as their effect would have been antidilutive. The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Successor	Predecessor
	Registrant	Registrant

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

Numerator for basic and diluted loss per share:
Net loss	$(15,840)	$(26,221)

Denominator:
Weighted average common shares outstanding	20,000	44,108

Basic and diluted loss per share:
Loss per share	$(0.79)	$(0.59)

12.	Segments
      We are organized into two operating segments: Satellite Services and Satellite Manufacturing (see Note 1 regarding our operating segments).
      The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization”. In evaluating financial performance, we use revenues and operating income (loss) before depreciation and amortization, including amortization of stock option compensation, and reorganization expenses due to bankruptcy (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before: reorganization expenses due to bankruptcy; gain on discharge of pre-petition obligations and fresh-start adjustments; gain (loss) on investments; other income (expense); equity in net income (losses) of affiliates; and minority interest, net of tax. Interest expense has been excluded from Adjusted EBITDA to maintain comparability with the performance of competitors using similar measures with different capital structures. During the period we were in Chapter 11, we only recognized interest expense on the actual

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interest payments we made. During this period, we did not make any further interest payments on our debt obligations after March 17, 2004, the date we repaid our secured bank debt. Reorganization expenses due to bankruptcy were only incurred during the period we were in Chapter 11. These expenses have been excluded from Adjusted EBITDA to maintain comparability with our results during periods we were not in Chapter 11 and with the results of competitors using similar measures. Adjusted EBITDA should be used in conjunction with U.S. GAAP financial measures and is not presented as an alternative to cash flow from operations as a measure of our liquidity or as an alternative to net income as an indicator of our operating performance.
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

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Intersegment revenues primarily consists of satellites under construction by Satellite Manufacturing for Satellite Services and the leasing of transponder capacity by Satellite Manufacturing from Satellite Services. Summarized financial information concerning the reportable segments is as follows (in millions):
Three Months Ended March 31, 2006

	Satellite	Satellite
Successor Registrant	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$35.5	$136.5		$172.0
Intersegment revenues	0.7	2.8		3.5

Operating segment revenues	$36.2	$139.3		175.5

Eliminations(3)				(3.5)

Operating revenues as reported				$172.0

Segment Adjusted EBITDA before eliminations	$12.6	$5.8	$(6.9)	$11.5

Eliminations(3)				(0.8)

Adjusted EBITDA				10.7
Depreciation and amortization	$(10.9)	$(5.5)	$(0.5)	(16.9)

Operating loss				(6.2)
Interest and investment income				4.5
Interest expense				(5.1)
Other income				1.0
Income tax provision				(2.6)
Equity loss in affiliate				(1.4)
Minority Interest				(6.0)

Net loss				$(15.8)

Other Data:
Total assets(4)	$737.1	$913.0	$55.1	$1,705.2

LORAL SPACE & COMMUNICATIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Three Months Ended March 31, 2005

	Satellite	Satellite
Predecessor Registrant	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$34.8	$97.8		$132.6
Intersegment revenues	1.1	1.8		2.9

Operating segment revenues	$35.9	$99.6		135.5

Eliminations(3)				(3.1)

Operating revenues as reported				$132.4

Segment Adjusted EBITDA before eliminations	$9.1	$4.2	$(5.7)	$7.6

Eliminations(3)				(2.4)

Adjusted EBITDA				5.2
Depreciation and amortization(4)	$(19.4)	$(4.0)	$(0.2)	(23.6)

Reorganization expenses due to bankruptcy				(5.6)

Operating loss				(24.0)
Interest and investment income				1.8
Interest expense				(1.0)
Other expense				(0.6)
Income tax provision				(1.7)
Equity losses in affiliates				(0.7)

Net loss				$(26.2)

Other Data:
Total assets(4)	$767.0	$369.3	$43.0	$1,179.3

(1)	Represents corporate expenses incurred in support of our operations.

(2)	Includes revenues from affiliates of $2.8 million and $2.9 million for the three months ended March 31, 2006 and 2005, respectively.

(3)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L for wholly owned subsidiaries.

(4)	Amounts are presented after the elimination of intercompany profit. Total assets include $89.4 million, $250.7 million and zero goodwill for Satellite Services, Satellite Manufacturing and Corporate, respectively, as of March 31, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “financial statements”) included in Item 1 and our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.
      Loral Space & Communications Inc. (“New Loral”) was formed to succeed the business conducted by its predecessor registrant, Loral Space & Communications Ltd. (“Old Loral”), which emerged from reorganization proceedings under chapter 11 (“Chapter 11”) of title 11 of the United States Code on November 21, 2005 (the “Effective Date”) pursuant to the terms of the fourth amended joint plan of reorganization of Old Loral and its debtor subsidiaries, as modified (the “Plan of Reorganization”).
      We adopted fresh-start accounting as of October 1, 2005, in accordance with Statement of Position No. 90-7, Financial Reporting of Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Accordingly, our financial information disclosed under the heading “Successor Registrant” for the period ended and as of March 31, 2006, is presented on a basis different from, and is therefore not comparable to, our financial information disclosed under the heading “Predecessor Registrant” for the period ended and as of March 31, 2005.
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
      On March 17, 2004, we consummated the sale of our North American satellites and related assets to certain affiliates of Intelsat, Ltd. and Intelsat (Bermuda), Ltd. (collectively, “Intelsat”). This transaction precluded Loral Skynet from providing lease capacity into North America for two years. Commencing on March 18, 2006, Loral Skynet resumed marketing of satellite services to the North American market.
      Competition in the satellite services market has been intense in recent years due to a number of factors, including transponder over-capacity in certain geographic regions and increased competition from fiber. This competition has put further pressure on prices already depressed by the telecommunications industry downturn earlier this decade. A stronger economy and an increase in capital available for expanded consumer and enterprise-level services have led to an improvement in demand. Much of Loral Skynet’s remaining available capacity, however, is over geographic regions where the market is characterized by excess capacity, coupled with weak demand, or where regulatory obstacles are such that we find ourselves at a competitive disadvantage versus local operators. Loral Skynet’s growth depends on its ability to successfully market the capacity available on its international fleet of satellites, to differentiate itself from its competition through superior customer service and to fund additional satellite acquisitions.

Satellite Manufacturing
      Space Systems/Loral, Inc. (“SS/L”) designs and manufactures satellites, space systems and space systems components for commercial and government customers who use the satellites for applications such as fixed satellite services, DTH broadcasting, broadband data distribution, wireless telephony, digital radio, military communications, weather monitoring and air traffic management.
      While its requirement for ongoing capital investment is relatively low, the satellite manufacturing industry is a knowledge-intensive business, the success of which relies heavily on its technological heritage and the skills of its workforce. The breadth and depth of talent and experience resident in SS/L’s workforce of approximately 1,500 employees is one of our key competitive resources.
      Satellite manufacturers have high fixed costs relating primarily to labor and overhead. Based on its current cost structure, we estimate that SS/L covers its fixed costs with an average of three to four satellite awards a year depending on the size, power and complexity of the satellite and the payment plan, which may include provisions for customer payments during the lifetime of the satellite subject to the satellite’s continued performance. Cash flow in the satellite manufacturing business, however, tends to be uneven. It takes two to three years to complete a satellite project and numerous assumptions are built into the estimated costs. Cash receipts are tied to the achievement of contract milestones which depend in part on the ability of our subcontractors to deliver on time. In addition, the timing of satellite awards is difficult to predict, contributing to the unevenness of revenue and making it more challenging to align the workforce to the workflow.
      Satellites are extraordinarily complex devices designed to operate in the very hostile environment of space. This complexity may lead to unanticipated costs during the design, manufacture and testing of a satellite. SS/L establishes provisions for costs based on historical experience and program complexity to cover anticipated costs. Since most of SS/L’s contracts are fixed price, cost increases in excess of the provisions reduce profitability and may result in losses borne solely by SS/L, which may be material. The highly competitive satellite manufacturing industry is just now recovering from a several year period when order levels reached an unprecedented low level, resulting in manufacturing over-capacity. Buyers, as a result, have had the advantage over suppliers in negotiating prices, terms and conditions resulting in reduced margins and increased assumptions of risk by SS/L. SS/L was further handicapped while it was in Chapter 11, because of buyers’ reluctance to purchase satellites from a company in bankruptcy.
Bankruptcy Reorganization
      The sustained and unprecedented decline in demand for our satellites and the transponder over-capacity in our satellite services business exacerbated Old Loral’s already strained financial condition brought on primarily by the investments we had previously made in Globalstar, L.P. (“Globalstar”) and subsequently wrote-off. On July 15, 2003, Old Loral and certain of its subsidiaries (the “Debtor Subsidiaries” and collectively with Old Loral, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11.
      During the ensuing two-and-a-half year period we further increased our emphasis on cash conservation by reducing operating expenses and closely monitoring capital expenditures.
      On August 1, 2005, the Bankruptcy Court entered its confirmation order confirming the Plan of Reorganization. On September 30, 2005, the Federal Communications Commission (the “FCC”) approved the transfer of FCC licenses from Old Loral to New Loral, which represented satisfaction of the last material condition precedent to emergence. The Debtors emerged from their reorganization proceeding under Chapter 11 on November 21, 2005 pursuant to the Plan of Reorganization. Pursuant to SOP 90-7 we adopted fresh-start accounting as of October 1, 2005 (see Notes 2 and 3 to the financial statements).
Future Outlook
      Following our recent emergence from Chapter 11, we have focused primarily on taking advantage of the years of experience and superior expertise of our professional senior management team to capture opportunities in our markets and maintain an efficient stream-lined operation.
      We have reorganized around SS/L’s satellite manufacturing operations and Loral Skynet’s international fleet of satellites. We consider these operations to be a viable foundation for the further expansion of our company.
      Construction of Telstar 11N, a powerful new multi-region Ku-band communications satellite, has begun at SS/L and upon completion will be launched into the 37.5 degree W.L. orbital location. Scheduled to enter service in 2008, Telstar 11N will provide commercial and governmental customers with broadband connectivity within and among the American, European and African regions. Our customers will use Telstar 11N for video distribution and high-speed, IP-based data and voice services.
      Critical success factors for both of our segments include maintaining our reputation for reliability, quality and superior customer service. These factors are vital to securing new customers and retaining current ones. At the same time, we must continue to contain costs, and maximize efficiencies. Loral Skynet is focused on increasing the capacity utilization of its satellite fleet and successfully rolling out new value-added services to its markets, as well as identifying opportunities for fleet expansion. SS/L is focused on increasing bookings and backlog in 2006, while maintaining the cost efficiencies and process improvements realized over the past several years. In addition, SS/L must continue to align its direct workforce with the level of awards. In order to complete construction of all the satellites in backlog, SS/L will need, and is in the process of hiring, additional staff. Long-term growth at SS/L will likely require expanded facilities and working capital.
      We regularly explore and evaluate possible strategic transactions and alliances. We also periodically engage in discussions with satellite service providers, satellite manufacturers and others regarding such matters, which may include joint ventures and strategic relationships as well as business combinations or the acquisition or disposition of assets. In order to pursue certain of these opportunities, we would require additional funds, which would likely take the form of equity financing from our shareholders or other public or private investors, and possibly debt financing from financial institutions and public markets. There can be no assurance that we will enter into any strategic transactions or alliances and, if so, on what terms.

Consolidated Operating Results
      See Critical Accounting Matters in our latest Annual Report on Form 10-K filed with the SEC.
      The following discussion of revenues and Adjusted EBITDA (see Note 12 to the financial statements) reflects the results of our operating business segments for the three months ended March 31, 2006 and 2005. The balance of the discussion relates to our consolidated results, unless otherwise noted. As previously discussed, we emerged from Chapter 11 on November 21, 2005 and adopted fresh-start accounting as of October 1, 2005. As a result of the adoption of fresh-start accounting, the Successor Registrant’s financial statements are not comparable with the Predecessor Registrant’s financial statements.
Revenues:

	Successor	Predecessor
	Registrant	Registrant

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

	(In millions)
Satellite Services	$36.2	$35.9
Satellite Manufacturing	139.3	99.6

Segment revenues	175.5	135.5
Eliminations(1)	(3.5)	(3.1)

Revenues as reported(2)	$172.0	$132.4

Adjusted EBITDA:

	Successor	Predecessor
	Registrant	Registrant

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

	(In millions)
Satellite Services	$12.6	$9.1
Satellite Manufacturing	5.8	4.2
Corporate expenses(3)	(6.9)	(5.7)

Segment Adjusted EBITDA before eliminations	11.5	7.6
Eliminations(1)	(0.8)	(2.4)

Adjusted EBITDA	$10.7	$5.2

Reconciliation of Adjusted EBITDA to Net Loss:

	Successor	Predecessor
	Registrant	Registrant

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

	(In millions)
Adjusted EBITDA	$10.7	$5.2
Depreciation and amortization	(16.9)	(23.6)
Reorganization expenses due to bankruptcy	—	(5.6)

Operating loss	(6.2)	(24.0)
Interest and investment income	4.5	1.8
Interest expense	(5.1)	(1.0)
Other income (expense)	1.0	(0.6)
Income tax provision	(2.6)	(1.7)
Equity in net losses of affiliates	(1.4)	(0.7)
Minority interest	(6.0)	—

Net loss	$(15.8)	$(26.2)

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L for Satellite Services and for Satellite Services leasing transponder capacity to SS/L.

(2)	Includes revenues from affiliates of $2.8 million and $2.9 million for the three months ended March 31, 2006 and 2005, respectively.

(3)	Represents corporate expenses incurred in support of our operations.
Three Months Ended March 31, 2006 Compared With March 31, 2005

Revenues from Satellite Services

	Successor	Predecessor
	Registrant	Registrant

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,	% Increase/
	2006	2005	(Decrease)

	(In millions)
Revenues from Satellite Services	$36	$36	—%
Eliminations	(1)	(1)	—%

Revenues from Satellite Services as reported	$35	$35	—%

      Revenues from Satellite Services remained constant for the three months ended March 31, 2006 compared to 2005, resulting from increased fixed satellite services sales of $2 million and increased network services sales of $1 million, offset by decreased professional services sales of $2 million and a reduction in revenue of $1 million due to the sale of our business television service. Eliminations primarily consist of revenues from leasing transponder capacity to Satellite Manufacturing.

Revenues from Satellite Manufacturing

	Successor	Predecessor
	Registrant	Registrant

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,	% Increase/
	2006	2005	(Decrease)

	(In millions)
Revenues from Satellite Manufacturing	$139	$100	40%
Eliminations	(3)	(2)	63%

Revenues from Satellite Manufacturing as reported	$136	$98	40%

      Revenues from Satellite Manufacturing before eliminations increased by $39 million for the three months ended March 31, 2006 as compared to 2005, primarily as a result of increased revenues of $64 million from new satellite orders received in the fourth quarter of 2004 and in the first half of 2005. This increase was partially offset by a reduction to revenues as a result of satellites completed and satellite programs nearing completion. Eliminations consist primarily of revenues from a satellite under construction by SS/L for Satellite Services. As a result, revenues from Satellite Manufacturing as reported increased $38 million in 2006 as compared to 2005.

Cost of Satellite Services

	Successor	Predecessor
	Registrant	Registrant

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,	% Increase/
	2006	2005	(Decrease)

	(In millions)
Cost of Satellite Services includes:
Cost of Satellite Services before depreciation and amortization	$13	$16	(18)%
Depreciation and amortization	11	19	(44)%

Total cost of Satellite Services as reported	$24	$35	(32)%

Cost of Satellite Services as a % of Satellite Services revenues as reported	67%	102%
      Cost of Satellite Services decreased $11 million for the three months ended March 31, 2006 as compared to 2005. This decrease was primarily due to a reduction of depreciation and amortization expense of $8 million in 2006 as compared to 2005, primarily resulting from the net effect of the amortization of fair value adjustments in connection with the adoption of fresh-start accounting on October 1, 2005 and cost reductions of approximately $3 million.

Cost of Satellite Manufacturing

	Successor	Predecessor
	Registrant	Registrant

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,	% Increase/
	2006	2005	(Decrease)

	(In millions)
Cost of Satellite Manufacturing includes:
Cost of Satellite Manufacturing before depreciation and amortization	$121	$84	43%
Depreciation and amortization	5	4	39%

Total cost of Satellite Manufacturing as reported	$126	$88	43%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	92%	90%
      Cost of Satellite Manufacturing increased $38 million for the three months ended March 31, 2006 as compared to 2005. Cost of Satellite Manufacturing before depreciation and amortization increased $37 million for the three months ended March 31, 2006 as compared to 2005. This was primarily due to the increased sales and the related costs of new satellites under construction. Depreciation and amortization expense increased $1 million primarily resulting from the net effect of the amortization of fair value adjustments in connection with the adoption of fresh-start accounting on October 1, 2005.

Selling, General and Administrative Expenses

	Successor	Predecessor
	Registrant	Registrant

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,	% Increase/
	2006	2005	(Decrease)

	(In millions)
Selling, general and administrative expenses	$27	$27	4%
Continuing expenses related to remaining bankruptcy related matters	1	—	4%

Selling, general and administrative expenses	$28	$27	4%

% of revenues as reported	17%	21%
      Selling, general and administrative expenses remained relatively constant for the three months ended March 31, 2006 as compared to 2005. After the adoption of fresh-start accounting, continuing expenses related to the remaining bankruptcy related matters are recorded in general and administrative expenses and totaled $1.2 million for the three months ended March 31, 2006.

Reorganization Expenses Due to Bankruptcy

	Successor	Predecessor
	Registrant	Registrant

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

(In millions)
Reorganization expenses due to bankruptcy	$—	$6
      Reorganization expenses due to bankruptcy decreased $6 million for the three months ended March 31, 2006 as compared to 2005 primarily as a result of the adoption of fresh-start accounting on October 1, 2005. After the adoption of fresh-start accounting, continuing expenses related to the remaining bankruptcy related matters are recorded in general and administrative expenses. See Note 2 to the financial statements for a description of the components of reorganization expenses due to bankruptcy for the three months ended March 31, 2005.

Interest and Investment Income

	Successor	Predecessor
	Registrant	Registrant

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,	% Increase/
	2006	2005	(Decrease)

(In millions)
Interest and investment income	$5	$2	154%
      The interest income increase of $3 million for the three months ended March 31, 2006 as compared to 2005, primarily represents interest income earned on higher cash balances at SS/L due to collections on satellite manufacturing programs.

Interest Expense

	Successor	Predecessor
	Registrant	Registrant

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

	(In millions)
Interest cost before capitalized interest	$5	$1
Capitalized interest	—	—

Interest expense	$5	$1

      Interest cost increased $4 million for the three months ended March 31, 2006 as compared to 2005, primarily due to $4 million of interest expense recognized on the Loral Skynet 14% senior secured notes issued in connection with our Plan of Reorganization.

Other Income (Expense)
      Other income (expense) represents gains and (losses) on foreign currency transactions and the gain recorded on the disposition of an orbital slot.

Income Tax Provision
      During 2006 and 2005, we continued to maintain the 100% valuation allowance against our net deferred tax assets. However, upon emergence from bankruptcy in 2005, we reversed our valuation allowance related to $2.0 million of deferred tax assets for AMT credit carryforwards. We will continue to maintain the valuation allowance until sufficient positive evidence exists to support its reversal. If, in the future, we were to determine that we will be able to realize all or a portion of the benefit from our deferred tax assets, a reduction to the valuation allowance as of October 1, 2005 will first reduce goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital.
      The income tax provision was $2.6 million for the three months ended March 31, 2006 as compared to $1.7 million for 2005 on a pre-tax loss of $5.8 million and $23.8 million, respectively. The increase to our provision for 2006 was primarily attributable to additional accruals of tax contingency reserves for potential audit issues.

Equity Income (Losses) in Affiliates

	Successor	Predecessor
	Registrant	Registrant

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005

(In millions)
XTAR	$(1.4)	$(0.7)

      XTAR commenced commercial operations in 2005 with the launch of its satellite in February 2005. The increase in equity losses in XTAR in the three months ended March 31, 2006 represents our share of higher XTAR losses incurred in connection with its start-up, as well as, the elimination of profit related to the construction of the Spainsat satellite by SS/L for Hisdesat, which was successfully launched on March 11, 2006 (See Note 7 to the financial statements).
Minority Interest
      Minority interest increased for the three months ended March 31, 2006 as compared to the three month ended March 31, 2005, as a result of the $6 million dividend accrual for the Loral Skynet Series A preferred stock issued in connection with our Plan of Reorganization.

Backlog

Consolidated
      Consolidated backlog was $1,115 million at March 31, 2006 and $1,248 million at December 31, 2005.

Satellite Services
      At March 31, 2006, Satellite Services’ backlog totaled approximately $433 million, including intercompany backlog of approximately $19 million. As of December 31, 2005, backlog was $453 million, including intercompany backlog of $20 million.

Satellite Manufacturing
      As of March 31, 2006, backlog for SS/ L was approximately $830 million, including intercompany backlog of approximately $129 million. Backlog at December 31, 2005 was $815 million, including intercompany backlog of $0.3 million.
Liquidity and Capital Resources

Cash and Available Credit
      As of March 31, 2006, we had $361 million of available cash and $12 million of restricted cash ($2 million included in other current assets and $10 million included in other assets on our condensed consolidated balance sheet). During the next 12 months, we expect to use a significant portion of our available cash for capital expenditures, including the construction of Telstar 11N and facilities expansion, and for working capital requirements. We believe that cash as of March 31, 2006 and net cash provided by operating activities will be adequate to meet our expected cash requirement through at least the next 12 months. It is likely, however, that we will access the financial markets to meet some or all of the following needs: (a) funding the long-term growth of our businesses by constructing satellites for our Satellite Services business and by expanding our Satellite Manufacturing business (including both facilities expansion and working capital requirements); (b) better positioning our capital structure; and (c) equipping us to respond quickly to strategic transactions and other growth opportunities.

      Cash required to pay the remaining claims from the Plan of Reorganization and the expenses associated with completing the reorganization activity, in the aggregate approximately $31 million, will be paid from existing cash on hand.
      Annual receipts from the Satellite Services business are fairly predictable because they are derived from an established base of long-term customer contracts and high contract renewal rates. We believe that the Satellite Services cash flow from operations will be sufficient to provide for its maintenance capital requirements and pay its interest and preferred dividend obligations. Cash required for the construction of the Telstar 11N satellite will be funded from cash on hand, cash flow from operations, or through financing activity.
      Cash requirements at Satellite Manufacturing are driven primarily by working capital requirements to fund long-term receivables associated with satellite contracts and capital spending required to maintain and expand the manufacturing facility. We believe that the Satellite Manufacturing cash flow from operations is sufficient to fund the capital required to maintain the current manufacturing operations and working capital associated with typical satellite contracts. Capital requirements to expand the manufacturing facility beyond its current capabilities, and offer customer financing terms beyond standard terms, will be funded from cash on hand, cash flow from operations, or through financing activity.
      On November 21, 2005, Loral Skynet completed the sale of $126 million of Senior Secured Notes (the “Loral Skynet Notes”). The Loral Skynet Notes mature on November 15, 2015 and bear interest at 14% payable semi-annually beginning July 15, 2006. No principal payments prior to the maturity date are required. The Loral Skynet Notes are guaranteed by certain of Loral Skynet’s subsidiaries. The obligations of Loral Skynet and the subsidiary guarantors are secured by a first priority lien on certain specified assets of Loral Skynet and the guarantors pursuant to the security agreements entered into on November 21, 2005. The related indenture contains restrictive covenants that limit, subject to certain exceptions, Loral Skynet’s and its subsidiaries’ ability to take certain actions, including restricted payments, incurrence of debt, incurrence of liens, payment of certain dividends or distributions, issuance or sale of capital stock of subsidiaries, sale of assets, affiliate transactions and sale/leaseback and merger transactions. These restrictions may limit our flexibility in planning for and reacting to changes in our business and the industry in which we operate. Our ability to redeem these notes in the near-term is limited. During the first four years after the Effective Date, we may redeem the notes at a redemption price of 110% plus accrued and unpaid interest, but only if we do not receive an objection notice from holders of two-thirds of the principal amount of the notes. After this four-year period, the notes are redeemable at our option at a redemption price of 110%, declining over time to 100% in 2014, plus accrued and unpaid interest.
      Proceeds from the sale of the Loral Skynet Notes were used to acquire certain satellite services assets from Old Loral and certain of its subsidiaries and to fund certain cash claims in accordance with the Plan of Reorganization (see Note 9 to the financial statements).
      On November 21, 2005 SS/ L entered into an amended and restated $20 million Letter of Credit Reimbursement Agreement with JP Morgan Chase Bank. As of March 31, 2006, $2.4 million in letters of credit were issued and outstanding.

Contractual Obligations
      There have not been any significant changes to the Contractual Obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC.

Net Cash Provided by (Used in) Operating Activities
      Net cash provided by operating activities for the three months ended March 31, 2006 was $85 million. This was primarily due to a decrease in accounts receivable of $49 million, representing the collection of outstanding accounts receivable and vendor financing from a customer, a decrease of contracts-in-process of $23 million, primarily resulting from net collections on customer contracts and an increase in customer advances of $21 million from new satellite programs receipts.

      Net cash used in operating activities in the three months ended March 31, 2005 was $62 million. This was primarily due to an increase in contracts-in-process of $49 million primarily due to new satellite programs and a decrease in customer advances of $21 million primarily due to progress on satellite programs.

Net Cash Used in Investing Activities
      Net cash used in investing activities for the three months ended March 31, 2006 was $0.3 million, resulting from capital expenditures, partially offset by proceeds received from the disposition of an orbital slot.
      Net cash used in investing activities was $8 million in the three months ended March 31, 2005. This primarily resulted from capital expenditures of $1 million and investments in and advances to affiliates of $7 million (XTAR).

Affiliate Matters
      Loral has made certain investments in joint ventures in the Satellite Services business that are accounted for under the equity method of accounting. See Note 7 to the financial statements for further information on affiliate matters.

Commitments and Contingencies
      Our business and operations are subject to a number of significant risks, the most significant of which are summarized below in Item 1A — Risk Factors and also in Note 10 to the financial statements, Commitments and Contingencies.
Other Matters

Accounting Pronouncements
      New accounting principles or interpretations that have been issued, but not yet adopted by us, are not expected to have a material impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency
      While we were under Chapter 11, SS/ L’s hedges with counterparties (primarily yen denominated forward contracts) were cancelled, leaving SS/ L vulnerable to foreign currency fluctuations in the future. The inability to enter into forward contracts exposed SS/ L’s future revenues, costs and cash associated with anticipated yen denominated receipts and payments to currency fluctuations. As of March 31, 2006, SS/ L had the following amounts denominated in Japanese Yen (which have been translated into U.S. dollars based on the March 31, 2006 exchange rate) that were unhedged (in millions):

	Japanese Yen	U.S. $

Future revenues	¥198	$1.7
Future expenditures	2,244	19.1
Contracts-in-process, unbilled receivables/(customer advances)	(81)	(0.7)
      At March 31, 2006, SS/ L also had future expenditures in EURO’s of 138,666 ($167,457 U.S.) that were unhedged.
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
      (a) Disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.
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
      We discuss certain legal proceedings pending against the Company in the notes to the financial statements and refer the reader to that discussion for important information concerning those legal proceedings, including the basis for such actions and relief sought. See Note 10 to the financial statements of this Quarterly Report on Form 10-Q for this discussion.

Item 1A.	Risk Factors
      Our business and operations are subject to a significant number of risks. The most significant of these risks are summarized in, and the reader’s attention is directed to, the section of our Annual Report on Form 10-K for the year ended December 31, 2005 in “Item 1A. Risk Factors.” There are no material changes to those risk factors except as set forth in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 10 (Commitments and Contingencies) of the financial statements contained in this report, and the reader is specifically directed to those sections. The risks described in our Annual Report on Form 10-K, as updated by this report, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits
      The following exhibits are filed as part of this report:
      Exhibit 31.1 — Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
      Exhibit 31.2 — Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
      Exhibit 32.1 — Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
      Exhibit 32.2 — Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

Loral Space & Communications Inc.

/s/ Richard J. Townsend

Richard J. Townsend
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
and Registrant’s Authorized Officer
Date: May 8, 2006

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.