Form 10-Q
period 2006-06-30
LORAL SPACE & COMMUNICATIONS INC.
filed 2006-08-07
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 31, 2006, there were 20,000,000 shares of Loral Space & Communications Inc. common stock outstanding.

PART 1.
FINANCIAL INFORMATION

Item 1.	Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$341,934	$275,796
Accounts receivable, net	51,859	59,347
Contracts-in-process	89,431	73,584
Inventories	60,089	51,871
Other current assets	24,087	31,066

Total current assets	567,400	491,664
Property, plant and equipment, net	506,712	520,503
Long-term receivables	57,466	48,155
Investments in and advances to affiliates	101,312	104,616
Deposits	9,829	9,840
Goodwill	346,283	340,094
Other assets	145,844	164,105

Total assets	$1,734,846	$1,678,977

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,559	$72,594
Accrued employment costs	30,780	35,277
Customer advances and billings in excess of costs and profits	260,621	172,995
Income taxes payable	2,051	2,177
Accrued interest and preferred dividends	25,515	4,881
Other current liabilities	19,118	32,324

Total current liabilities	390,644	320,248
Pension and other post retirement liabilities (Note 3)	246,492	237,948
Long-term debt (Note 10)	128,139	128,191
Long-term liabilities	168,134	165,426

Total liabilities	933,409	851,813
Minority interest	200,000	200,000
Commitments and contingencies (Notes 2, 8, 10 and 11)
Shareholders’ equity:
Common stock, $.01 par value	200	200
Paid-in capital	643,581	642,210
Retained deficit	(42,496)	(15,261)
Accumulated other comprehensive income	152	15

Total shareholders’ equity	601,437	627,164

Total liabilities and shareholders’ equity	$1,734,846	$1,678,977

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Registrant	Registrant	Registrant	Registrant
	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2006	2005	2006	2005
Revenues from satellite services	$37,073	$36,256	$72,557	$70,827
Revenues from satellite manufacturing	155,810	100,506	292,302	198,313

Total revenues	192,883	136,762	364,859	269,140
Cost of satellite services	23,456	30,792	47,286	65,963
Cost of satellite manufacturing	138,252	86,713	264,200	174,950
Selling, general and administrative expenses	31,695	29,015	60,109	56,312

Loss from continuing operations before reorganization expenses due to bankruptcy	(520)	(9,758)	(6,736)	(28,085)
Reorganization expenses due to bankruptcy	—	(6,983)	—	(12,615)

Operating loss from continuing operations	(520)	(16,741)	(6,736)	(40,700)
Interest and investment income	5,014	1,989	9,559	3,777
Interest expense (contractual interest was $12,346 and $24,200 for the three and six months ended June 30, 2005, respectively, Note 2)	(5,495)	(1,470)	(10,663)	(2,448)
Other income (expense)	(87)	5	926	(612)

Loss from continuing operations before income taxes, equity losses in affiliates and minority interest	(1,088)	(16,217)	(6,914)	(39,983)
Income tax provision	(2,423)	(1,770)	(5,017)	(3,500)

Loss from continuing operations before equity losses in affiliates and minority interest	(3,511)	(17,987)	(11,931)	(43,483)
Equity losses in affiliates (Note 8)	(1,884)	(818)	(3,304)	(1,557)
Minority interest	(6,000)	29	(12,000)	43

Loss from continuing operations	(11,395)	(18,776)	(27,235)	(44,997)
Gain on sale of discontinued operations, net of taxes (Note 4)	—	11,371	—	11,371

Net loss	$(11,395)	$(7,405)	$(27,235)	$(33,626)

Basic and diluted loss per share (Note 12):
Continuing operations	$(0.57)	$(0.43)	$(1.36)	$(1.02)
Discontinued operations	—	0.26	—	0.26

Loss per share	$(0.57)	$(0.17)	$(1.36)	$(0.76)

Weighted average shares outstanding:
Basic and diluted	20,000	44,108	20,000	44,108

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Registrant	Registrant
	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2006	2005
Operating activities:
Net loss	$(27,235)	$(33,626)
Non-cash items:
Gain on sale of discontinued operations, net of taxes (Note 4)	—	(11,371)
Equity losses in affiliates	3,304	1,557
Minority interest	12,000	(43)
Deferred taxes	—	326
Depreciation and amortization	33,074	43,580
Amortization of stock option compensation	1,371	—
(Recoveries of) provisions for bad debts on billed receivables	499	(553)
Provisions for inventory obsolescence	1,678	—
Warranty accruals	1,351	6,103
Loss on equipment disposals	—	2,495
Net gain on the disposition of an orbital slot	(1,149)	—
Non cash net interest and (gain) loss on foreign currency transactions	27	767
Changes in operating assets and liabilities:
Accounts receivable, net	15,289	646
Contracts-in-process	(14,067)	(44,218)
Inventories	(9,896)	(912)
Long-term receivables	(323)	(2,628)
Deposits	11	(106)
Other current assets and other assets	8,985	2,107
Accounts payable	(14,007)	347
Accrued expenses and other current liabilities	(19,180)	(2,273)
Customer advances	72,562	(67,199)
Income taxes payable	(126)	1,648
Pension and other postretirement liabilities	8,544	9,127
Long-term liabilities	6,995	2,103
Other	85	(149)

Net cash provided by (used in) operating activities	79,792	(92,272)

Investing activities:
Capital expenditures	(20,590)	(2,967)
Decrease in restricted cash in escrow	1,194	1,600
Insurance proceeds received (Note 7)	—	129,355
Proceeds received from the disposition of an orbital slot	5,742	—
Investments in and advances to affiliates	—	(7,354)

Net cash (used in) provided by investing activities of continuing operations	(13,654)	120,634

Proceeds from the sales of assets, net of expenses (Note 4)	—	144

Net cash provided by discontinued operations	—	144

Net cash (used in) provided by investing activities	(13,654)	120,778

Financing activities:
Net cash provided by (used in) financing activities	—	—

Net increase in cash and cash equivalents	66,138	28,506
Cash and cash equivalents — beginning of period	275,796	147,773

Cash and cash equivalents — end of period	$341,934	$176,279

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business

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

We adopted fresh-start accounting as of October 1, 2005, in accordance with Statement of Position No. 90-7, Financial Reporting of Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Accordingly, our financial information disclosed under the heading “Successor Registrant” for the periods ended June 30, 2006, is presented on a basis different from, and is therefore not comparable to, our financial information disclosed under the heading “Predecessor Registrant” for the periods ended June 30, 2005.

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

Loral is organized into two operating segments:

Satellite Services, conducted by our subsidiary, Loral Skynet Corporation (“Loral Skynet”), generates its revenues and cash flows from leasing satellite capacity principally on its four-satellite fleet to commercial and governmental customers for video and direct to home (“DTH”) broadcasting, high-speed data distribution, internet access and communications, as well as from providing managed network services via satellite. It also provides professional services to other satellite operators such as fleet operating services.

Satellite Manufacturing, conducted by our subsidiary, Space Systems/Loral, Inc. (“SS/L”), generates its revenues and cash flows from designing and manufacturing satellites, space systems and space system components for commercial and government customers whose applications include fixed satellite services, DTH broadcasting, broadband data distribution, wireless telephony, digital radio, digital mobile broadcasting, military communications, weather monitoring and air traffic management.

2.	Reorganization

On July 15, 2003, Old Loral and certain of its subsidiaries (the “Debtor Subsidiaries” and collectively with Old Loral, the “Debtors”), including Loral Space & Communications Holdings Corporation (formerly known as Loral Space & Communications Corporation), Loral SpaceCom Corporation (“Loral SpaceCom”), SS/L and Loral Orion, Inc. (now known as Loral Skynet Corporation), filed voluntary petitions for reorganization under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)) (the “Chapter 11 Cases”). Also on July 15, 2003, Old Loral and one of its Bermuda subsidiaries (the “Bermuda Group”) filed parallel insolvency proceedings in the Supreme Court of Bermuda (the “Bermuda Court”), and, on that date, the Bermuda Court entered an order appointing certain partners of KPMG as Joint Provisional Liquidators (“JPLs”) in respect of the Bermuda Group (see Basis of Presentation Note 3).

The Debtors emerged from Chapter 11 on November 21, 2005 pursuant to the terms of their fourth amended joint plan of reorganization, as modified (the “Plan of Reorganization”). The Plan of Reorganization had previously been confirmed by order (the “Confirmation Order”) of the Bankruptcy Court entered on August 1, 2005.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the Plan of Reorganization:

•	The business and operations of Old Loral have been transferred to New Loral, and Loral Skynet and SS/L have emerged intact as separate subsidiaries of reorganized Loral.

•	Our new common stock has been listed on NASDAQ under the symbol “LORL”.

•	SS/L has emerged debt-free.

•	The initial distributions to creditors of Old Loral and its subsidiaries have been completed in accordance with the Plan of Reorganization as follows:

•	All holders of allowed claims against SS/L and Loral SpaceCom have been, or will be, paid in cash in full, including interest from the petition date to the Effective Date.

•	20 million shares of New Loral common stock were issued to our distribution agent on the Effective Date, 18.8 million of which have been distributed to creditors.

•	$200 million of Loral Skynet preferred stock was issued to our distribution agent on the Effective Date, $197.5 million of which has been distributed to creditors (See Note 3).

•	The remaining undistributed shares of New Loral common stock and Loral Skynet preferred stock have been reserved to cover disputed claims and will be distributed quarterly in accordance with the Plan of Reorganization upon resolutions of those claims.

•	Pursuant to a rights offering, Loral Skynet issued on the Effective Date, $126 million, principal amount, of senior secured notes (the “Loral Skynet Notes”, see Note 10) to certain creditors who subscribed for the notes and to certain creditors who committed to purchase any unsubscribed notes (i.e., “backstopped” the offering).

•	Old Loral will be liquidated; the common and preferred stock of Old Loral were cancelled on the Effective Date, and no distribution was made to the holders of such stock.

Certain Old Loral shareholders acting on behalf of the self-styled Loral Stockholders Protective Committee (“LSPC”) have filed various appeals seeking, among other things, to revoke the Confirmation Order, to overturn the Bankruptcy Court’s denial of the LSPC’s motion to compel Old Loral to hold a shareholders’ meeting, to overturn various rulings of the Bankruptcy Court related to fees and expenses and to rescind the approval of the Federal Communications Commission (“FCC”) of the transfer of our FCC licenses from Old Loral to New Loral (the “Appeals”). We believe that the Appeals are completely without merit and will not have any effect on the completed reorganization. For further details about the Appeals see Note 11.

Reorganization expenses due to bankruptcy were as follows (in thousands):

	Predecessor Registrant
	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Professional fees	$5,639	$11,127
Employee retention costs	111	293
Severance costs	177	680
Restructuring costs	1,857	1,857
Vendor settlement gains	(192)	(67)
Interest income	(609)	(1,275)

Total reorganization expenses due to bankruptcy	$6,983	$12,615

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

As noted above, we emerged from bankruptcy on November 21, 2005 and pursuant to SOP 90-7, we adopted fresh-start accounting as of October 1, 2005. We engaged an independent appraisal firm to assist us in determining the fair value of our assets and liabilities. Upon emergence, our reorganization enterprise value as determined by the Bankruptcy Court was approximately $970 million, which after reduction for the fair value of the Loral Skynet Notes and Loral Skynet Series A preferred stock (see Note 10 and minority interest below), resulted in a reorganization equity value of approximately $642 million. This reorganization equity value was allocated to our assets and liabilities. Our assets and liabilities were stated at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). In addition, our accumulated deficit was eliminated, and our new debt and equity were recorded in accordance with distributions pursuant to the Plan of Reorganization. The allocation of the reorganization equity value to individual assets and liabilities may change based upon completion of the fair valuation process, as additional information becomes available, and may result in differences to the fresh-start adjustments presented in this financial information (See Note 9). The most significant remaining area in the fair value allocation process is the final determination of the deferred tax effect of the fresh-start accounting adjustments. The Company expects to finalize the allocation process in the third quarter of 2006. (See Note 4 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.)

In connection with our adoption of fresh-start accounting as of October 1, 2005, we recorded fair value adjustments totaling $(66.9) million relating to contracts-in-process, long-term receivables, customer advances and billings in excess of costs and profits and long-term liabilities. Net amortization of these fair value adjustments during the three and six months ended June 30, 2006 was $(5.5) million and $(12.0) million, respectively. Accumulated amortization relating to these adjustments as of June 30, 2006 was $20.5 million.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minority Interest

On November 21, 2005, Loral Skynet issued 1 million of its 2 million authorized shares of series A 12% non-convertible preferred stock, $0.01 par value per share (the “Loral Skynet Preferred Stock”), which were distributed in accordance with the Plan of Reorganization.

The Loral Skynet Preferred Stock is reflected as minority interest on our condensed consolidated balance sheet and accrued dividends of $6.0 million and $12.0 million for the three and six months ended June 30, 2006, respectively, are reflected as minority interest on our condensed consolidated statement of operations. On July 14, 2006 Loral Skynet paid a dividend on its Loral Skynet Preferred Stock of $15.53 million, which covered the period from November 21, 2005 through July 13, 2006. The dividend consisted of $1.27 million in cash and $14.26 million in Loral Skynet Preferred Stock. After payment of the dividend, $214.26 million of Loral Skynet Preferred Stock was issued and outstanding.

Accounting for Stock Based Compensation

Effective October 1, 2005, in connection with our adoption of fresh-start accounting, we adopted the fair value method of accounting for stock options, for all options granted by us after October 1, 2005, pursuant to the prospective method provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123R”). We use the Black-Scholes-Merton option-pricing model to measure fair value of these stock option awards.

Prior to October 1, 2005, we followed the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”), an amendment of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). We accounted for stock-based compensation for employees using the intrinsic value method (as defined below) as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under APB 25, no compensation expense was recognized for employee share option grants because the exercise price of the options granted equaled the market price of the underlying shares on the date of grant (the “intrinsic value method”). We used the Black-Scholes-Merton option pricing model to determine the pro forma effect. If we had used the fair value method under SFAS 123R, our pro-forma net loss and pro-forma loss per share would not have been materially different than reported on the accompanying consolidated statement of operations for the three and six months ended June 30, 2005.

Income Taxes

During 2006 and 2005, we continued to maintain the 100% valuation allowance against our net deferred tax assets. However, upon emergence from bankruptcy in 2005, we reversed our valuation allowance related to $2.0 million of deferred tax assets for AMT credit carryforwards. We will continue to maintain the valuation allowance until sufficient positive evidence exists to support its reversal. If, in the future, we were to determine that we will be able to realize all or a portion of the benefit from our deferred tax assets, a reduction to the valuation allowance as of October 1, 2005 will first reduce goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital. The income tax provision for the three and six month periods ended June 30, 2006 and 2005 includes our current provision for federal, state and foreign income taxes and adjustment, if required, to tax contingency liabilities for potential audit issues. The provision for 2005 also includes certain changes to the valuation allowance.

Our policy is to establish tax contingency liabilities for potential audit issues. The tax contingency liabilities are based on our estimate of the probable amount of additional taxes that may be due in the future. Any additional taxes due would be determined only upon completion of current and future federal, state and international tax audits. At June 30, 2006, the Company had $45.3 million and $0.4 million of tax contingency liabilities included in long-term liabilities and income taxes payable, respectively. At December 31, 2005, the Company had $41.8 million

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $0.4 million of tax contingency liabilities included in long-term liabilities and income taxes payable, respectively.

Pensions and Other Employee Benefits

The following table provides the components of net periodic benefit cost for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Successor
	Registrant		Predecessor Registrant
	Three Months Ended		Three Months Ended
	June 30, 2006		June 30, 2005
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits
Service cost	$3,375	$300	$2,846	$352
Interest cost	5,700	1,125	5,778	1,313
Expected return on plan assets	(5,425)	—	(5,105)	(15)
Amortization of prior service cost	—	—	(9)	(481)
Amortization of net loss	—	—	1,557	693

	$3,650	$1,425	$5,067	$1,862

	Successor
	Registrant		Predecessor Registrant
	Six Months Ended		Six Months Ended
	June 30, 2006		June 30, 2005
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits
Service cost	$6,750	$600	$5,692	$704
Interest cost	11,400	2,250	11,556	2,626
Expected return on plan assets	(10,850)	—	(10,210)	(30)
Amortization of prior service cost	—	—	(18)	(962)
Amortization of net loss	—	—	3,114	1,386

	$7,300	$2,850	$10,134	$3,724

Effective July 1, 2006, we amended our pension plan to standardize the future benefits earned at all company locations. These amendments do not change any benefits earned through June 30, 2006. As a result of the amendments, all locations will now have a career average plan that requires a contribution in order to receive the highest level of benefits. All current participants will earn future benefits under the same formula and have the same early retirement provisions. The amendments do not apply to certain employees under a bargaining unit arrangement. Additionally, employees hired after June 30, 2006, will not participate in the defined benefit pension plan, but will participate in our defined contribution savings plan with an enhanced benefit. It is expected that as a result of these amendments our ongoing pension expense will be reduced commencing July 1, 2006, and our cash funding requirement will be less than previously anticipated commencing in 2007.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Successor	Predecessor
	Registrant	Registrant
	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005
Non-cash activities:
Unrealized losses on available-for-sale securities		$(45)

Unrealized net losses on derivatives, net of taxes		$(473)

Supplemental information:
Interest paid, net of capitalized interest	$3,030

Taxes paid, net of refunds	$1,574	$1,537

Cash (paid) received for reorganization items:
Professional fees	$(9,177)	$(8,841)

Restructuring costs		$(55)

Interest income		$1,277

New Accounting Pronouncements

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning in the first quarter of 2007. We are currently evaluating the impact of adopting FIN 48.

4.	Discontinued Operations

On March 17, 2004, we completed the sale of our North American satellites and related assets to certain affiliates of Intelsat, Ltd. and Intelsat (Bermuda), Ltd. (collectively “Intelsat”). The operating revenues and expenses of these assets and interest expense on Old Loral’s secured debt had been classified as discontinued operations under SFAS No. 144. As a result of the resolution of the contingencies primarily relating to the completion of the Intelsat Americas 8 (Telstar 8) satellite, which was successfully launched on June 23, 2005, we recognized on our income statement the previously deferred gain on the sale of $11.4 million, net of taxes of $4.3 million, during the quarter ended June 30, 2005.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Registrant	Registrant	Registrant	Registrant
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Net loss	$(11,395)	$(7,405)	$(27,235)	$(33,626)
Cumulative translation adjustment	97	(119)	137	(149)
Unrealized losses on available-for-sale securities	—	(45)	—	(45)
Foreign currency hedging:
Reclassifications into revenue and cost of sales from other comprehensive income, net of taxes	—	(200)	—	(473)

Comprehensive loss	$(11,298)	$(7,769)	$(27,098)	$(34,293)

6.	Contracts-in-Process

	June 30,	December 31,
	2006	2005
	(In thousands)

Amounts billed	$59,607	$38,913
Unbilled receivables	29,824	34,671

	$89,431	$73,584

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

When we filed for Chapter 11, SS/L’s hedges with counterparties (primarily yen denominated forward contracts) were cancelled leaving SS/L vulnerable to foreign currency fluctuations in the future. The absence of forward contracts exposes SS/L’s future revenues, costs and cash associated with anticipated yen denominated receipts and payments to currency fluctuations. As of June 30, 2006, SS/L had the following amounts denominated in Japanese yen (which were translated into U.S. dollars based on the June 30, 2006 exchange rate) that were unhedged (in millions):

	Japanese Yen	U.S.$

Future revenues	¥191	$1.6
Future expenditures	2,548	21.9
Contracts-in-process, unbilled receivables/(customer advances)	(42)	(0.4)

At June 30, 2006, SS/L also had future expenditures in EURO’s of 65,000 ($81,580 U.S.) that were unhedged.

Foreign exchange losses of $174,000 and $349,000 for the three months ended June 30, 2006 and 2005, respectively, and $197,000 and $966,000 for the six months ended June 30, 2006 and 2005, respectively, are reflected on the condensed consolidated statement of operations as other income (expense).

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property, Plant and Equipment

	June 30,	December 31,
	2006	2005
	(In thousands)

Land and land improvements	$27,533	$27,833
Buildings	52,894	52,873
Leasehold improvements	6,020	6,352
Satellites in-orbit, including satellite transponder rights of $116.7 million	366,196	366,196
Satellites under construction	10,121	197
Earth stations	17,939	17,710
Equipment, furniture and fixtures	64,977	61,937
Other construction in progress	12,371	5,096

	558,051	538,194
Accumulated depreciation and amortization	(51,339)	(17,691)

	$506,712	$520,503

8.	Investment in and Advances to Affiliates

Investment in and advances to affiliates consists of (in thousands):

	June 30,	December 31,
	2006	2005

XTAR equity investment	$101,312	$104,616

Equity losses in affiliate, consists of (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Registrant	Registrant	Registrant	Registrant
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
XTAR	$(1,884)	$(818)	$(3,304)	$(1,557)

The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Registrant	Registrant	Registrant	Registrant
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Revenues	$5,638	$1,711	$8,454	$4,615
Elimination of our proportionate share of profit relating to affiliate transactions	(53)	(19)	(287)	(6)
Profit relating to affiliate transactions not eliminated	42	15	225	4

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XTAR

XTAR, L.L.C. (“XTAR”), is a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”), a consortium comprised of leading Spanish telecommunications companies, including Hispasat, S.A., and agencies of the Spanish government. We own 56% of XTAR (accounted for under the equity method since we do not control certain significant operating decisions) and Hisdesat owns 44%. XTAR was formed to provide satellite-based X-band communications services to United States, Spanish and allied governments. XTAR successfully launched its XTAR-EUR satellite on February 12, 2005 and it commenced service in March 2005. XTAR also agreed to lease eight X-band transponders (to be marketed as XTAR-LANT) on the Spainsat satellite, which has been constructed by SS/L for Hisdesat. Spainsat was successfully launched on March 11, 2006 and commenced service in April 2006. The XTAR-EUR and XTAR-LANT satellites provide high-power X-band communication services over a large portion of the earth, including North America west to Colorado Springs, Colorado; South America, Europe, and the Middle East; Asia east to Singapore; and the Atlantic and Indian Oceans.

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

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders is initially $6.2 million per year, growing to $23 million per year. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. XTAR is currently not making payments under its lease agreement with Hisdesat and anticipates making payments upon the satisfaction of the Arianespace loan discussed below.

In May 2005, XTAR signed a contract with the U.S. Department of State for the lease of transponder capacity. The State Department is authorized pursuant to its procurement guidelines to lease up to $137.0 million of capacity under this contract, to the extent that capacity is available. To date, the U.S. Department of State has committed to lease two transponders under this contract, having a total lease value of $19.3 million, and has the right, at its option, to renew the leases for additional terms, which, if fully exercised, would bring the total value of the leases to $34 million. There can be no assurance as to how much, if any, additional capacity the U.S. Department of State may lease from XTAR under this contract. XTAR also has contracts to provide services to the U.S. Department of Defense, the Spanish Ministry of Defense and the Danish armed forces.

XTAR entered into a Launch Services Agreement with Arianespace, S.A. (“Arianespace”) providing for launch of its satellite on Arianespace’s Ariane 5 ECA launch vehicle. Arianespace provided a one-year, $15.8 million, 10% interest paid-in-kind loan for a portion of the launch price, secured by certain of XTAR’s assets, including the satellite, ground equipment and rights to the orbital slot. The remainder of the launch price consists of a revenue-based fee to be paid over time by XTAR. If XTAR is unable to repay the Arianespace loan when due, Arianespace may seek to foreclose on the XTAR assets pledged as collateral, which would adversely affect our investment in XTAR. On October 25, 2005, XTAR and Arianespace entered into an amendment to the loan agreement pursuant to which Arianespace agreed to extend the maturity date of the loan to November 2006 in return for XTAR’s agreement to make certain amortization and excess cash payments to Arianespace. As of June 30, 2006, $10.8 million was outstanding under the Arianespace loan. On July 10, 2006, XTAR paid $1.3 million to bring the outstanding balance to $9.5 million. The parties have reached an understanding, subject to definitive documentation, to further extend the maturity date of this loan to September 30, 2007. In the event that the maturity date

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Arianespace loan is not further extended, XTAR may require additional funding from its partners, which is not expected to exceed $10 million.

The following table presents summary financial data for XTAR (in millions):

Statement of Operations Data:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Revenues	$3.8	$4.7	$7.2	$4.7
Operating loss	(2.2)	(0.1)	(3.4)	(1.1)
Net loss	(3.3)	(1.4)	(5.4)	(2.8)

Balance Sheet Data:

	June 30,	December 31,
	2006	2005

Current assets	$6.2	$7.4
Total assets	136.7	142.8
Current liabilities	19.4	21.1
Long-term liabilities	31.2	30.2
Members’ equity	86.1	91.5

Other Data:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Depreciation and Amortization	$2.4	$2.4	$4.8	$2.4

Satmex

In 1997, in connection with the privatization of Satmex by the Mexican Government of its satellite services business, Loral and Principia S.A. de C.V. (“Principia”) formed a joint venture that acquired 75% of the outstanding capital stock of Satmex. In addition to the $647 million of cash that was given to the Mexican Government for this 75% interest, as part of the acquisition, a wholly owned subsidiary of the joint venture, Servicios Corporativos Satelitales S.A. de C.V. (“Servicios”), which held this 75% ownership interest in Satmex, was required to issue a seven-year government obligation (“Government Obligation”) to the Mexican Government. The Government Obligation had an initial face amount of $125 million that accreted at 6.03% to $189 million as of December 30, 2004, its maturity date. There is no guarantee of this debt by Satmex; however, Loral and Principia have pledged their respective membership interests in the joint venture in a collateral trust to support this obligation. In 1999, Loral and Principia increased their investment stake in Satmex by purchasing direct equity interests in Satmex, which interests were not pledged in favor of the Mexican Government.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a consequence of various defaults by Satmex in respect of its debt securities, including its failure to repay such securities on their maturity date, on May 25, 2005, certain holders of Satmex fixed rate notes and the floating rate notes (the “Petitioning Creditors”) commenced an involuntary Chapter 11 case (the “Involuntary Case”) under the Bankruptcy Code against Satmex in the U.S. Bankruptcy Court. On June 29, 2005, Satmex filed a petition for reorganization in Mexico (the “Concurso Mercantil”). On July 7, 2005, Satmex filed a motion in the U.S. Bankruptcy Court to dismiss the Involuntary Case. Satmex subsequently reached a settlement agreement with the Petitioning Creditors premised upon, among other things, the parties consenting to the dismissal of the Involuntary Case and Satmex commencing a case under section 304 (the “304 Proceeding”) of the Bankruptcy Code in the U.S. Bankruptcy Court as a case ancillary to the Concurso Mercantil. In April 2006, Satmex, the holders of a majority of its floating rate notes and the holders of more than two-thirds of its fixed rate notes, together with Loral, Principia and Servicios, entered into an agreement (the “Satmex Restructuring Agreement”) to restructure Satmex’s existing indebtedness and re-align its capital structure. This agreement provides for the filing of a restructuring plan with the Mexican court (the “Mexican Bankruptcy Court”) which, in turn, will provide for the final implementation of the restructuring through the commencement of a case under Chapter 11 in the U.S. Bankruptcy Court and the prosecution of a pre-negotiated plan of reorganization under Chapter 11. On July 17, 2006 the Mexican Bankruptcy Court issued an order approving such restructuring plan in the Concurso Mercantil, which order became final and non-appealable on July 31, 2006. Under the terms of the Satmex Restructuring Agreement, Satmex will be required, within five business days from the date such final order is entered by the Mexican Bankruptcy Court, to file a voluntary petition for reorganization under Chapter 11 in the U.S. Bankruptcy Court to implement the restructuring plan approved by the Mexican Bankruptcy Court (the “Satmex Restructuring Plan”). The obligations of the parties to support the Satmex Restructuring Plan are subject to a number of conditions, including Satmex’s ability to satisfy certain obligations within prescribed deadlines. Certain of these time periods have already expired, and Satmex is currently in the process of negotiating an amendment to the Satmex Restructuring Agreement to extend such dates.

Under the Satmex Restructuring Plan, the equity of Satmex will be held 78% by the holders of Satmex’s fixed rate notes (representing 43% of the voting rights in a reorganized Satmex), 20% by the Mexican Government and Servicios (for the benefit of the Mexican Government) (representing 55% of the voting rights), and 2% in the aggregate by Loral and Principia. The Satmex Restructuring Plan further provides that all of these shares of Satmex, including the shares to be issued to Loral, will be transferred to a Mexican equity trust for the purpose of facilitating a potential sale of 100% of the equity of Satmex. Additionally, holders of the fixed rate notes and floating rate notes will receive new secured debt securities in the reorganized Satmex.

As of June 30, 2006, we had a 49% indirect economic interest in Satmex. We account for Satmex using the equity method. In the third quarter of 2003, we wrote off our remaining investment in Satmex of $29 million (as an increase to its equity loss), due to the financial difficulties that Satmex was having. As a result, and because we have no future funding requirements relating to this investment, there is no requirement for us to provide for our allocated share of Satmex’s net losses subsequent to September 30, 2003.

Satmex Settlement Agreement

On June 14, 2005, Loral Space & Communications Holdings Corporation (“LSCC”), Loral Skynet, a division of Loral SpaceCom, Loral Skynet Network Services, Inc. (“LSNS”) and SS/L (collectively the “Loral Entities”) and Satmex entered into an agreement to be implemented through various amendments and agreements with respect to various transactions involving the Loral Entities and Satmex (the “Settlement Agreement”), including but not limited to the contract for the procurement of Satmex 6 between SS/L and Satmex (the “Satmex 6 SPA”), the management services agreement among Loral SpaceCom, Principia and Satmex (the “Management Services Agreement”), the license agreement between Loral SpaceCom and Satmex (the “License Agreement”), and various transponder agreements between certain of the Loral Entities and Satmex. Pursuant to the terms of the Settlement Agreement, Satmex and the Loral Entities agreed to offset certain amounts owing between them, and SS/L agreed to give Satmex an allowed claim of $3.7 million in SS/L’s Chapter 11 Case. In addition, SS/L and Satmex terminated

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their respective obligations under the Satmex 6 SPA, and entered into a new contract pursuant to which SS/L agreed to perform certain additional work, as well as renewed its commitment to provide its continued support for the launch of Satmex 6 provided that SS/L’s obligation to provide certain services under the new contract is expressly subject to certain conditions, including Satmex obtaining the approval of the Settlement Agreement and the underlying transactions with any court(s) and other authorities with jurisdiction over its reorganization proceeding. Also pursuant to the Settlement Agreement, Loral SpaceCom and Satmex agreed to terminate the Management Services Agreement and the License Agreement. As part of the consideration for the various benefits conferred by the Loral Entities to Satmex under the terms of the Settlement Agreement, including without limitation, the elimination of Satmex’s obligation to make orbital incentive and end of life bonus payments in respect of Satmex 6, Satmex has agreed to lease to LSCC for the life of the satellite, without any further consideration, two 36 MHz Ku-band transponders and two 36 MHz C-band transponders on Satmex 6 (the “Satmex 6 Lease”). Upon emergence from bankruptcy, LSCC assigned its rights under this lease agreement to SS/L. The Settlement Agreement was approved by the Bankruptcy Court in our Chapter 11 Cases on July 26, 2005 and became effective on August 5, 2005. Upon receipt of Bankruptcy Court approval, Loral Skynet recorded income of $4.6 million in the third quarter of 2005 representing the reversal of reserves and accruals recorded in previous periods. In February 2006, the conciliador in Satmex’s Mexican reorganization proceeding (Concurso Mercantil) approved the Settlement Agreement and its related agreements. Satmex is also required, pursuant to the terms of a stipulation agreement and order previously entered into among the Loral Entities, Satmex, the holders of a majority of its floating rate notes and the holders of more than two-thirds of its fixed rate notes, to seek assumption of the Settlement Agreement and its related agreements within five (5) days after the commencement of its Chapter 11 case.

On the effective date of the Satmex Restructuring Plan, the Satmex 6 Lease, as well as a lease agreement between Satmex and Loral Skynet for three transponders on Satmex 5, will be converted from a lease arrangement to a usufructo, a property right under Mexican law which grants the holder a right of use to the subject property. There can be no assurance, however, that Satmex will be able to effect the restructuring set forth in the Satmex Restructuring Plan, or that if such restructuring fails, that it will be able to consummate any other restructuring. The Satmex 6 satellite was launched in May 2006 and commenced operations in July 2006. We have not recorded the financial benefit of the Satmex 6 Lease pending further progress in the Satmex restructuring.

9.	Goodwill and Other Intangible Assets

Goodwill

Goodwill was established in connection with our adoption of fresh-start accounting. The following table summarizes the changes in the carrying amount of goodwill for the period December 31, 2005 to June 30, 2006 (in thousands):

Goodwill balance at December 31, 2005	$340,094
Adjustments:
Deferred revenues — fair value	6,070
Fixed assets — fair value	502
Intangibles — fair value	(212)
Contracts-in-process — fair value	(171)

Goodwill balance at June 30, 2006	$346,283

These adjustments are based upon the work of Loral and our financial consultants to determine the relative fair values of our assets and liabilities (see Note 3).

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets

Other Intangible Assets, net of accumulated amortization, were $122 million and $137 million as of June 30, 2006 and December 31, 2005, respectively, and are included in Other Assets on our condensed consolidated balance sheet. Other Intangible Assets were established in connection with our adoption of fresh-start accounting. Other Intangible Assets consists of (in millions, except years):

	Weighted Average
	Remaining	June 30, 2006		December 31, 2005
	Amortization Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Internally developed software and technology	5	$59.0	$(8.1)	$59.8	$(2.7)
Orbital slots	10	10.8	(1.1)	15.8	(0.8)
Trade names	19	13.2	(0.5)	13.2	(0.2)
Customer relationships	14	20.0	(1.0)	20.0	(0.3)
Customer contracts	7	33.0	(5.3)	32.0	(2.1)
Other intangibles	4	2.7	(0.5)	2.7	(0.1)

		$138.7	$(16.5)	$143.5	$(6.2)

Total amortization expense for other intangible assets was $5.3 million and $0.8 million for the three months ended June 30, 2006 and 2005, respectively, and $10.7 million and $1.6 million for the six months ended June 30, 2006 and 2005, respectively. Annual amortization expense for other intangible assets for the five years ended December 31, 2010 is estimated to be as follows (in millions):

2006	$20.9
2007	19.9
2008	19.2
2009	18.2
2010	14.6

10.	Debt

	June 30,	December 31,
	2006	2005
	(In thousands)

Loral Skynet 14.0% senior secured notes due 2015 (principal amount $126 million)	$128,139	$128,191

On November 21, 2005, pursuant to the Plan of Reorganization, Loral Skynet issued $126 million of 14% Senior Secured Notes due 2015, which notes are guaranteed on a senior secured basis by our subsidiary Loral Asia Pacific Satellite (HK) Limited and all of Loral Skynet’s existing domestic, wholly-owned subsidiaries. During the first four years after the Effective Date, we may redeem the notes at a redemption price of 110% plus accrued and unpaid interest, but only if we do not receive an objection notice from holders of two-thirds of the principal amount of the notes. After this four-year period, the notes are redeemable at our option at a redemption price of 110%, declining over time to 100% in 2014, plus accrued and unpaid interest. The Loral Skynet Notes bear interest at a rate of 14% per annum payable in cash semi-annually, except that interest will be payable in-kind to the extent that the amount of such interest would exceed certain adjusted EBITDA calculations for Loral Skynet, as detailed in the indenture. The proceeds from the Loral Skynet Notes have been used by Loral Skynet to finance, in part, the consummation of the Plan of Reorganization and the payment of the fees and expenses relating thereto. On July 17, 2006, Loral Skynet paid $11.5 million in cash of accrued interest on the 14% Senior Secured Notes.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SS/L Letter of Credit Facility

On November 21, 2005, SS/L entered into a $20 million letter of credit agreement with JPMorgan Chase Bank. The agreement provides, among other things, for the amendment and restatement of SS/L’s then existing letter of credit facility such that any existing letters of credit issued and outstanding became letters of credit under this new letter of credit agreement. The letters of credit are available from November 21, 2005 until the earlier of the termination by SS/L of the $20 million commitment, or December 31, 2006. Outstanding letters of credit are fully cash collateralized. As of June 30, 2006, $1.2 million of letters of credit under this facility were issued and outstanding.

11.	Commitments and Contingencies

Financial Matters

SS/L has deferred revenue and accrued liabilities for performance warranty obligations relating to satellites sold to customers, which could be affected by future performance. Our disclosure of SS/L’s satellite performance warranties is in accordance with the provisions of FIN 45. SS/L estimates the deferred revenue for its warranty obligations based on historical satellite performance. SS/L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for the six months ended June 30, 2006, is as follows (in millions):

Balance of deferred amounts at January 1, 2006	$40.5
Accruals for deferred amounts issued during the period	2.0
Accruals relating to pre-existing contracts (including changes in estimates)	(0.6)

Balance of deferred amounts at June 30, 2006	$41.9

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

On June 7, 2006, SS/L entered into a Customer Credit Agreement (the “Credit Agreement”) with Sirius Satellite Radio Inc. (“Sirius”), effective as of May 31, 2006. Under the Credit Agreement, SS/L has agreed, if requested, to make loans to Sirius in an aggregate principal amount of up to $100,000,000 to finance the purchase of the Sirius FM-5 Satellite (the “Satellite”). Any loans made under the Credit Agreement will be secured by Sirius’ rights under its Satellite Purchase Agreement with SS/L dated as of May 31, 2006, including its rights to the Satellite. The loans also will be guaranteed by Satellite CD Radio, a subsidiary of Sirius Inc., and, subject to certain exceptions, will be guaranteed by any future material subsidiary that may be formed by Sirius thereafter. The maturity date of any loans will be the earliest to occur of (i) April 6, 2009, (ii) 90 days after the Satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the Satellite. Loans made under the Credit Agreement generally bear interest at a variable rate equal to three-month LIBOR plus a margin. The Credit Agreement permits Sirius to prepay all or a portion of the loans outstanding without penalty. As of July 31, 2006,

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sirius has made the required milestone payment to SS/L under the Satellite Purchase Agreement and, accordingly, no loans were outstanding under the Credit Agreement.

Loral Skynet has in the past entered into prepaid leases, sales contracts and other arrangements relating to transponders on its satellites. Under the terms of these agreements, as of June 30, 2006, Loral Skynet continues to provide for a warranty for periods of two to eight years for sales contracts and other arrangements (seven transponders), and prepaid leases (two transponders). Depending on the contract, Loral Skynet may be required to replace transponders which do not meet operating specifications. Substantially all customers are entitled to a refund equal to the reimbursement value if there is no replacement, which is normally covered by insurance. In the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer. For other arrangements, in the event of transponder failure where replacement capacity is not available on the satellite, one customer is not entitled to reimbursement, and the other customer’s reimbursement value is based on contractually prescribed amounts that decline over time.

Satellite Matters

Satellites are built with redundant components or additional components to provide excess performance margins to permit their continued operation in case of component failure, an event that is not uncommon in complex satellites. Twenty of the satellites built by SS/L and launched since 1997, three of which are owned and operated by our subsidiaries or affiliates, have experienced losses of power from their solar arrays. There can be no assurance that one or more of the affected satellites will not experience additional power loss. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. During the second quarter of 2006, due to power loss caused by solar array failures, Loral Skynet removed from service through the end of life certain unutilized transponders on one of its satellites. Until such time as transponder utilization in excess of 90% is achieved on this satellite, Loral Skynet’s revenues from this satellite will not be affected. A complete or partial loss of a satellite’s capacity could result in a loss of orbital incentive payments to SS/L and, in the case of satellites owned by Loral Skynet and its affiliates, a loss of revenues and profits. With respect to satellites under construction and the construction of new satellites, based on its investigation of the matter, SS/L has identified and has implemented remediation measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or the construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses, and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, we believe that this matter will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided.

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

Certain of our satellites are currently operating using back-up components because of the failure of primary components. If the back-up components fail and we are unable to restore redundancy, these satellites could lose

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capacity or be total losses, which would result in a loss of revenues and profits. For example, in July 2005, in the course of conducting our normal operations, we determined that the primary command receiver on two of our satellites had failed. These satellites, which are equipped with redundant command receivers designed to provide full functional capability through the full design life of the satellite, continue to function normally and service to customers has not been affected. Moreover, SS/L has successfully completed implementation of a software workaround that fully restores the redundant command receiver function on each of these satellites.

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

We currently insure the on-orbit performance of the satellites in our Satellite Services segment. Typically such insurance is for one year subject to renewal. It may be difficult, however, to obtain full insurance coverage for satellites that have, or are part of a family of satellites that has, experienced problems in the past. Insurers may require either exclusions of certain components or may place limitations on coverage in connection with insurance renewals for such satellites in the future. We cannot assure, upon the expiration of an insurance policy, that we will be able to renew the policy on terms acceptable to us or that we will not elect to self-insure and forego insurance for the satellite. The loss of a satellite would have a material adverse effect on our financial performance and may not be adequately mitigated by insurance.

In connection with an agreement reached in 1999 and an overall settlement reached in February 2005 with ChinaSat relating to the delayed delivery of ChinaSat 8, we have provided ChinaSat with usage rights to two Ku- band transponders on Telstar 10 for the life of such transponders (subject to certain restoration rights) and to one Ku-band transponder on Telstar 18 for the life of the Telstar 10 satellite plus two years, or the life of such transponder (subject to certain restoration rights), whichever is shorter.

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

Legal Proceedings

Class Action Securities Litigations

In August 2003, plaintiffs Robert Beleson and Harvey Matcovsky filed a purported class action complaint against Bernard L. Schwartz in the United States District Court for the Southern District of New York. The complaint seeks, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleges (a) that Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about our financial condition relating to the sale of assets to Intelsat and our Chapter 11 filing and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from June 30, 2003 through July 15, 2003, excluding the defendant and certain persons related to or affiliated with him. In November 2003, three other complaints against Mr. Schwartz with substantially similar allegations were consolidated into the Beleson case. In February 2004, a motion to dismiss the complaint in its entirety was denied by the court. The defendant filed an answer in March 2004. In January 2006, the case was stayed for six months. A conference to discuss the status of the case scheduled for July 2006 has now been adjourned until October 2006. Since this case was not brought against Old Loral, but only against one of its officers, we believe, although no assurance can be given, that, to the extent that any award is ultimately granted to the plaintiffs in this action, the liability of New Loral, if any, with respect thereto is limited solely to claims for indemnification against Old Loral by the defendant as described below under “Indemnification Claims.”

In November 2003, plaintiffs Tony Christ, individually and as custodian for Brian and Katelyn Christ, Casey Crawford, Thomas Orndorff and Marvin Rich, filed a purported class action complaint against Bernard L. Schwartz and Richard J. Townsend in the United States District Court for the Southern District of New York. The complaint seeks, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleges (a) that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Old Loral’s financial condition relating to the restatement in 2003 of the financial statements for the second and third quarters of 2002 to correct accounting for certain general and administrative expenses and the alleged improper accounting for a satellite transaction with APT Satellite Company Ltd. and (b) that each of the defendants is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from July 31, 2002 through June 29, 2003, excluding the defendants and certain persons related to or affiliated with them. In October 2004, a motion to dismiss the complaint in its entirety was denied by the court. The defendants filed an answer to the complaint in December 2004. In January 2006, the case was stayed for six months. A conference to discuss the status of the case scheduled for July 2006 has now been adjourned until October 2006. Since this case was not brought against Old Loral, but only against certain of its officers, we believe, although no assurance can be given, that to the extent that any award is ultimately granted to the plaintiffs in this action, the liability of New Loral, if any, with respect thereto is limited solely to claims for indemnification against Old Loral by the defendants as described below under “Indemnification Claims.”

Class Action ERISA Litigation

In April 2004, two separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by former employees of Old Loral and participants in the Old Loral Savings Plan (the

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Savings Plan”) were consolidated into one action titled In re: Loral Space ERISA Litigation. In July 2004, plaintiffs in the consolidated action filed an amended consolidated complaint against the members of the Loral Space & Communications Ltd. Savings Plan Administrative Committee and certain existing and former members of the Board of Directors of SS/L, including Bernard L. Schwartz. The amended complaint seeks, among other things, damages in the amount of any losses suffered by the Savings Plan to be allocated among the participants’ individual accounts in proportion to the accounts’ losses, an order compelling defendants to make good to the Savings Plan all losses to the Savings Plan resulting from defendants’ alleged breaches of their fiduciary duties and reimbursement of costs and attorneys’ fees. The amended complaint alleges (a) that defendants violated Section 404 of the Employee Retirement Income Security Act (“ERISA”), by breaching their fiduciary duties to prudently and loyally manage the assets of the Savings Plan by including Old Loral common stock as an investment alternative and by providing matching contributions under the Savings Plan in Old Loral stock, (b) that the director defendants violated Section 404 of ERISA by breaching their fiduciary duties to monitor the committee defendants and to provide them with accurate information, (c) that defendants violated Sections 404 and 405 of ERISA by failing to provide complete and accurate information to Savings Plan participants and beneficiaries, and (d) that defendants violated Sections 404 and 405 of ERISA by breaching their fiduciary duties to avoid conflicts of interest. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all participants in or beneficiaries of the Savings Plan at any time between November 4, 1999 and the present and whose accounts included investments in Old Loral stock. In September 2005, the plaintiffs agreed in principle to settle this case for $7.5 million payable solely from proceeds of insurance coverage and without recourse to the individual defendants. The District Court has suspended further proceedings in this case pending the outcome of the insurance litigation referred to below and final approval of the settlement. Plaintiffs have also filed a proof of claim against Old Loral with respect to this case and have agreed that in no event will their claim against Old Loral with respect to this case exceed $22 million. If the settlement of this case does not, for whatever reason, go forward and plaintiffs’ claim ultimately becomes an allowed claim under the Plan of Reorganization, plaintiffs would be entitled to a distribution under the Plan of Reorganization of New Loral common stock based upon the amount of the allowed claim. Any such distribution of stock would be in addition to the 20 million shares of New Loral common stock being distributed under the Plan of Reorganization to other creditors. Instead of issuing such additional shares, New Loral may elect to satisfy any allowed claim in cash in an amount equal to the number of shares to which plaintiffs would have been entitled multiplied by $27.75 or in a combination of additional shares and cash.

In addition, two insurers under Old Loral’s directors and officers liability insurance policies have denied coverage with respect to the case titled In re: Loral Space ERISA Litigation, each claiming that coverage should be provided under the other’s policy. In December 2004, one of the defendants in that case filed a lawsuit in the United States District Court for the Southern District of New York seeking a declaratory judgment as to his right to receive coverage under the policies. In March 2005, the insurers filed answers to the complaint and one of the insurers filed a cross claim against the other insurer which such insurer answered in April 2005. In August and October 2005, each of the two potentially responsible insurers moved separately for judgment on the pleadings, seeking a court ruling absolving it of liability to provide coverage of the ERISA action. In March 2006, the court granted the motion of one of the insurers and denied the motion of the other insurer. Discovery has commenced with regard to defenses to coverage asserted by the potentially responsible insurer. We believe, although no assurance can be given, that the liability of New Loral, if any, with respect to the In re: Loral Space ERISA Litigation case or with respect to the related insurance coverage litigation is limited solely to claims for indemnification against Old Loral by the defendants as described below under “Indemnification Claims” and, to the extent that any award is ultimately granted to the plaintiffs in this action, to distributions under the Plan of Reorganization as described above.

Globalstar Related Class Action Securities Litigations

On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Limited (“GTL”) and Globalstar, L.P. (“Globalstar”) against GTL, Old Loral, Bernard L. Schwartz and other defendants were consolidated into one action titled In re: Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation, Old Loral and Bernard L. Schwartz seeking, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ costs and expenses. The complaints alleged (a) that all defendants (except Old Loral) violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar’s business and prospects, (b) that defendants Old Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of Globalstar, (c) that defendants GTL and Mr. Schwartz are liable under Section 11 of the Securities Act of 1933 (the “Securities Act”) for untrue statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Old Loral and Mr. Schwartz are secondarily liable under Section 15 of the Securities Act for GTL’s primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related to or affiliated with them. This case was preliminarily settled by Mr. Schwartz in July 2005 for $20 million with final approval of the settlement in December 2005. Two objectors to the settlement have filed appeals concerning the attorneys’ fees awarded to the plaintiffs. Mr. Schwartz has commenced a lawsuit against Globalstar’s directors and officers liability insurers seeking to recover the full settlement amount plus legal fees and expenses incurred in enforcing his rights under Globalstar’s directors and officers liability insurance policy. In addition, Mr. Schwartz has filed a proof of claim against Old Loral asserting a general unsecured prepetition claim for, among other things, indemnification relating to this case. Mr. Schwartz and Old Loral have agreed that in no event will his claim against Old Loral with respect to the settlement of this case exceed $25 million. If Mr. Schwartz’s claim ultimately becomes an allowed claim under the Plan of Reorganization and assuming he is not reimbursed by Globalstar’s insurers, Mr. Schwartz would be entitled to a distribution under the Plan of Reorganization of New Loral common stock based upon the amount of the allowed claim. Any such distribution of stock would be in addition to the 20 million shares of New Loral common stock being distributed under the Plan of Reorganization to other creditors. Instead of issuing such additional shares, New Loral may elect to satisfy any allowed claim in cash in an amount equal to the number of shares to which plaintiffs would have been entitled multiplied by $27.75 or in a combination of additional shares and cash. We believe, although no assurance can be given, that New Loral will not incur any material loss as a result of this settlement.

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

In addition, the primary insurer under the directors and officers liability insurance policy of Old Loral has denied coverage under the policy for the In re: Loral Space & Communications Ltd. Securities Litigation case and, on March 24, 2003, filed a lawsuit in the Supreme Court of New York County seeking a declaratory judgment upholding its coverage position. In May 2003, Old Loral and the other defendants served an answer and filed counterclaims seeking a declaration that the insurer is obligated to provide coverage and damages for breach of contract and the implied covenant of good faith. In May 2003, Old Loral and the other defendants also filed a third party complaint against the excess insurers seeking a declaration that they are obligated to provide coverage. In April 2006, the primary insurer suggested that it may wish to reactivate this litigation, in which case, we would object to any attempt to do so. We believe that the insurers have wrongfully denied coverage and, although no assurance can be given, that the liability of New Loral, if any, with respect to the In re: Loral Space & Communications Ltd. Securities Litigation case or with respect to the related insurance coverage litigation is limited solely to claims for indemnification against Old Loral by the defendants as described below under “Indemnification Claims.”

Indemnification Claims

Old Loral was obligated to indemnify its directors and officers for any losses or costs they may incur as a result of the lawsuits described above in Class Action Securities Litigations, Class Action ERISA Litigation and Globalstar Related Class Action Securities Litigations. The Plan of Reorganization provides that the direct liability of New Loral post-emergence in respect of such indemnity obligation is limited to the In re: Loral Space ERISA Litigation and In re: Loral Space & Communications Ltd. Securities Litigation cases in an aggregate amount of $2.5 million. In addition, most directors and officers have filed proofs of claim in unliquidated amounts with respect to the prepetition indemnity obligations of the Debtors. The Debtors and these directors and officers, including Mr. Schwartz with respect to all claims he may have other than the Globalstar settlement for which he has a separate indemnity claim of up to $25 million as described above, have agreed that in no event will their indemnity claims against Old Loral and Loral Orion in the aggregate exceed $25 million and $5 million, respectively. If any of these claims ultimately becomes an allowed claim under the Plan of Reorganization, the claimant would be entitled to a distribution under the Plan of Reorganization of New Loral common stock based upon the amount of the allowed claim. Any such distribution of stock would be in addition to the 20 million shares of New Loral common stock being distributed under the Plan of Reorganization to other creditors. Instead of issuing such additional shares, New Loral may elect to satisfy any allowed claim in cash in an amount equal to the number of shares to which plaintiffs would have been entitled multiplied by $27.75 or in a combination of additional shares and cash. We believe, although no assurance can be given, that New Loral will not incur any substantial losses as a result of these claims.

Reorganization Matters

In connection with our Plan of Reorganization, certain claims have been filed against Old Loral and its Debtor Subsidiaries, the validity or amount of which we dispute. We are in the process of resolving these disputed claims, which may involve litigation in the Bankruptcy Court. To the extent any disputed claims become allowed claims, the claimants would be entitled to distributions under the Plan of Reorganization based upon the amount of the allowed claim, payable either in cash for claims against SS/L or Loral SpaceCom or in New Loral common stock for all other claims. We have accrued only the amount we believe is valid for disputed claims payable in cash, although there can be no assurance that this amount will be sufficient to cover all such claims that ultimately become allowed claims. As of July 31, 2006, we have reserved 1.2 million of the 20 million shares of New Loral common stock distributable under the Plan of Reorganization for disputed claims that may ultimately be payable in common stock. After giving effect to the settlement of the Natelco litigation described below, we expect that approximately one

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million of the 1.2 million reserved shares will be distributed in the next distribution under the Plan of Reorganization on or about October 1, 2006, leaving approximately 200,000 shares for further distribution upon resolution of the remaining disputed claims. To the extent that disputed claims do not become allowed claims, shares held in reserve on account of such claims will be distributed pursuant to the Plan of Reorganization pro rata to claimants with allowed claims.

Confirmation of our Plan of Reorganization was opposed by the Official Committee of Equity Security Holders (the “Equity Committee”) appointed in the Chapter 11 Cases and by the LSPC. Shortly before the hearing to consider confirmation of the Plan of Reorganization, the Equity Committee also filed a motion seeking authority to prosecute an action on behalf of the estates of Old Loral and its Debtor Subsidiaries seeking to unwind as fraudulent, a guarantee provided by Old Loral in 2001, of certain indebtedness of Loral Orion, Inc. (the “Motion to Prosecute”). By separate Orders dated August 1, 2005, the Bankruptcy Court confirmed the Plan of Reorganization (the “Confirmation Order”) and denied the Motion to Prosecute (the “Denial Order”). On or about August 10, 2005, the LSPC appealed (the “Confirmation Appeal”) to the United States District Court for the Southern District of New York (the “District Court”) the Confirmation Order and the Denial Order. On February 3, 2006, we filed with the District Court a motion to dismiss the Confirmation Appeal. On May 26, 2006, the District Court granted our motion to dismiss the Confirmation Appeal. The LSPC subsequently filed a motion for reconsideration of such dismissal, which the District Court denied on June 14, 2006 (the “Reconsideration Order”). On or about July 12, 2006, a person purportedly affiliated with the LSPC appealed the dismissal of the Confirmation Appeal and the Reconsideration Order to the United States Court of Appeals for the Second Circuit.

On or about January 27, 2006, the LSPC filed with the Bankruptcy Court a motion pursuant to section 1144 of the Bankruptcy Code (the “Revocation Motion”), pursuant to which the LSPC sought revocation of the Confirmation Order. On February 6, 2006, we filed an objection to the Revocation Motion, in which we objected to the relief sought in the Revocation Motion and requested that the Bankruptcy Court impose sanctions against the LSPC. At a hearing before the Bankruptcy Court on April 10, 2006 to consider the LSPC’s Revocation Motion, the LSPC withdrew the Revocation Motion, with prejudice, and, on April 18, 2006, the Bankruptcy Court entered an order (the “Revocation Withdrawal Order”) confirming that such motion was withdrawn, with prejudice. On April 27, 2006, the LSPC filed an appeal of the Revocation Withdrawal Order. On June 20, 2006, the Bankruptcy Court approved and entered a stipulation, agreement and order (the “LSPC Appeal Stipulation”), pursuant to which, among other things, the LSPC’s appeal of the Revocation Withdrawal Order was deemed withdrawn, with prejudice.

At a hearing held on March 29, 2005, the Bankruptcy Court denied the “Motion of the LSPC for a Court Order for Relief From Automatic Stay and Order for the Annual Election of the Loral Board of Directors” (the “Election Motion”). Pursuant to the Election Motion, the LSPC sought an order compelling Old Loral to hold an annual meeting of shareholders. Although the Bankruptcy Court did not enter its Order denying the Election Motion until March 31, 2005, on March 30, 2005, the LSPC filed with the Bankruptcy Court a Notice of Appeal of the Bankruptcy Court’s denial of the Election Motion (the “Shareholder Meeting Appeal”). This appeal is currently on the District Court’s active calendar, and the LSPC submitted its brief in support of the Shareholder Meeting Appeal on February 22, 2006. The District Court has stated, however, that we need not respond to the LSPC’s brief until further notice from the District Court, pending resolution of the motion to dismiss the Confirmation Appeal. In light of the dismissal of the Confirmation Appeal, on June 1, 2006, we asked the District Court to dismiss the Shareholder Meeting Appeal. In addition, in connection with the Shareholder Meeting Appeal, in March 2006, our attorneys were provided by electronic mail with a copy of the LSPC’s “Application for Permission to Certify Interlocutory Appeal to Judge Jones’s Recent Orders Regarding LSPC’s Appeal of Robert Drain’s Denial to Order an Annual Meeting and to Elect Directors” (the “LSPC Interlocutory Application”). In April 2006, we filed a Memorandum of Law in Opposition to the LSPC Interlocutory Application. We have received no notification from the District Court as to the current status of the LSPC Interlocutory Application or our request that the District Court dismiss the Shareholder Meeting Appeal.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The LSPC has also filed various appeals of Bankruptcy Court orders relating to fees and expenses of professionals paid by the Debtors in the Chapter 11 Cases. In particular, on March 24, 2006, the LSPC filed a “Notice of Partial Appeal” of the order of the Bankruptcy Court entered on March 8, 2006 granting the final fee applications of certain of the retained professionals in the Chapter 11 Cases (the “Fee Appeal”). Pursuant to the LSPC Appeal Stipulation, the Fee Appeal was deemed withdrawn, with prejudice. In addition, on April 27, 2006, the LSPC filed an appeal of the Bankruptcy Court’s order entered on April 20, 2006 denying the LSPC’s motion for disgorgement of fees paid by the Debtors’ to their financial advisor, Greenhill & Co. (the “Greenhill Disgorgement Appeal”) Also, on April 27, 2006, the LSPC filed an appeal of the order of the Bankruptcy Court entered on April 20, 2006 denying the LSPC’s application seeking reimbursement from the Debtors’ estates of certain fees and expenses incurred by the LSPC in connection with the Chapter 11 Cases (the “503(b) Appeal”). The Greenhill Disgorgement Appeal and the 503(b) Appeal currently are pending in the District Court. In connection with the LSPC’s Greenhill Disgorgement Appeal, in July 2006, the LSPC filed with the District Court a pleading in which it appears that it is seeking to have the District Court consider the Revocation Motion despite the LSPC Appeal Stipulation and grant certain other relief relating to the Chapter 11 Cases despite the dismissal by the District Court of its appeals relating to the Confirmation Order and the Reconsideration Order.

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

The Official Committee of Unsecured Creditors in the Chapter 11 Cases of Old Loral has objected to a portion of the fees paid by Old Loral to its financial advisor in the Chapter 11 Cases, Greenhill & Co., LLC (“Greenhill”), claiming, among other things, that, under its engagement letter with Old Loral, Greenhill was not entitled to a transaction fee as a result of the sale of Old Loral’s North American satellite fleet to Intelsat in March 2004 (the “Intelsat Sale”). On July 21, 2006, the Bankruptcy Court entered an order (the “Greenhill Order”) in which it ruled that Greenhill was not entitled to a transaction fee as a result of the Intelsat Sale, and, accordingly, that Greenhill was obligated to return to the Company $4.6 million, subject to adjustment based on the outcome of certain remaining issues in the matter. The remaining issues to be decided are (x) whether Greenhill would have sought to terminate its engagement as financial advisor to Old Loral had it known after the closing of the Intelsat Sale that it was not entitled to a transaction fee for such sale and, if so, to what additional compensation is it entitled as a result of its continuing to act as Old Loral’s financial advisor and (y) whether Greenhill must pay interest on amounts paid to it in excess of the amounts to which it is entitled and, if so, the appropriate calculation of such interest. A hearing on these remaining issues is scheduled for October 2006. In addition, in August 2006, Greenhill filed a motion for reargument of the Greenhill order in the Bankruptcy Court and a motion for leave to appeal, and a notice of appeal of, the Greenhill Order to the United States District Court for the Southern District of New York. The Company has not recorded any benefit relating to this contingent refund due from Greenhill.

Other and Routine Litigation

In October 2002, National Telecom of India Ltd. (“Natelco”) filed suit against Old Loral and a subsidiary in the United States District Court for the Southern District of New York. The suit relates to a joint venture agreement entered into in 1998 between Natelco and ONS Mauritius, Ltd., a Loral Orion subsidiary, the effectiveness of which was subject to express conditions precedent. In 1999, ONS Mauritius had notified Natelco that Natelco had failed to satisfy those conditions precedent. In Natelco’s amended complaint filed in March 2003, Natelco has alleged wrongful termination of the joint venture agreement, has asserted claims for breach of contract and fraud in the inducement and is seeking damages and expenses in the amount of $97 million. Natelco has filed a proof of claim in the Chapter 11 Cases and, in response, we have filed an objection stating our belief that the claims are without merit. The Bankruptcy Court has assumed jurisdiction over this claim. After a hearing on March 15, 2006, the Bankruptcy

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Court granted both our motion for summary judgment and our motion to dismiss with respect to Natelco’s claim for breach of contract. The Bankruptcy Court denied our motion for summary judgment with respect to Natelco’s fraudulent inducement claim and requested further briefing with respect to our motion to dismiss that claim. In addition, in April 2006, Natelco filed a motion in the Bankruptcy Court for leave to further amend its amended complaint. In July 2006, we reached an agreement with Natelco to settle this matter. Under the settlement, Natelco’s claim will be reduced and allowed in the amount of $120,000 and satisfied in common stock of New Loral in accordance with the Plan of Reorganization. On July 20, 2006, the Bankruptcy Court approved the settlement.

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

12.	Loss Per Share

Basic loss per share is computed based upon the weighted average number of shares of common stock outstanding. Diluted loss per share for 2005 excludes the assumed conversion of the Old Loral Series C Preferred Stock (936,371 shares) and the Old Loral Series D Preferred Stock (185,104 shares), as their effect would have been antidilutive. As of June 30, 2006 and 2005, there were 1,390,452 and 2,002,870 options outstanding, respectively, that were excluded from the calculation of diluted loss per share, as their effect would have been antidilutive. In addition, for the three and six months ended June 30, 2005 there were 612,696 and 604,299 warrants, respectively, for Old Loral common stock outstanding that were excluded from the calculation of diluted loss per share as their effect would have been antidilutive. The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Successor	Predecessor	Successor	Predecessor
	Registrant	Registrant	Registrant	Registrant
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(11,395)	$(18,776)	$(27,235)	$(44,997)
Gain on sale of discontinued operations, net of taxes	—	11,371	—	11,371

Net loss	$(11,395)	$(7,405)	$(27,235)	$(33,626)

Denominator:
Weighted average common shares outstanding	20,000	44,108	20,000	44,108

Basic and diluted loss per share:
Continuing operations	$(0.57)	$(0.43)	$(1.36)	$(1.02)
Discontinued operations	—	0.26	—	0.26

Loss per share	$(0.57)	$(0.17)	$(1.36)	$(0.76)

13.	Segments

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

Intersegment revenues primarily consists of satellites under construction by Satellite Manufacturing for Satellite Services and the leasing of transponder capacity by Satellite Manufacturing from Satellite Services. Summarized financial information concerning the reportable segments is as follows (in millions):

Three Months Ended June 30, 2006

	Satellite	Satellite
Successor Registrant	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$37.0	$155.9		$192.9
Intersegment revenues	0.9	7.4		8.3

Operating segment revenues	$37.9	$163.3		201.2

Eliminations(3)				(8.3)

Operating revenues as reported				$192.9

Segment Adjusted EBITDA before eliminations	$14.1	$11.8	$(7.3)	$18.6

Eliminations(3)				(1.5)

Adjusted EBITDA				17.1
Depreciation and amortization	$(10.9)	$(6.1)	$(0.6)	(17.6)

Operating loss from continuing operations				(0.5)
Interest and investment income				5.0
Interest expense				(5.5)
Other income (expense)				(0.1)
Income tax provision				(2.4)
Equity loss in affiliates				(1.9)
Minority Interest				(6.0)

Net loss				$(11.4)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six Months Ended June 30, 2006

	Satellite	Satellite
Successor Registrant	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$72.6	$292.3		$364.9
Intersegment revenues	1.5	10.3		11.8

Operating segment revenues	$74.1	$302.6		376.7

Eliminations(3)				(11.8)

Operating revenues as reported				$364.9

Segment Adjusted EBITDA before eliminations	$26.7	$17.6	$(14.2)	$30.1

Eliminations(3)				(2.3)

Adjusted EBITDA				27.8
Depreciation and amortization	$(21.8)	$(11.6)	$(1.1)	(34.5)

Operating loss from continuing operations				(6.7)
Interest and investment income				9.6
Interest expense				(10.7)
Other income (expense)				0.9
Income tax provision				(5.0)
Equity loss in affiliates				(3.3)
Minority Interest				(12.0)

Net loss				$(27.2)

Other Data:
Total assets(4)	$722.1	$951.2	$61.5	$1,734.8

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended June 30, 2005

	Satellite	Satellite
Predecessor Registrant	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$36.4	$100.5		$136.9
Intersegment revenues	1.1	6.1		7.2

Operating segment revenues	$37.5	$106.6		144.1

Eliminations(3)				(7.3)

Operating revenues as reported				$136.8

Segment Adjusted EBITDA before eliminations	$11.8	$6.2	$(6.7)	$11.3

Eliminations(3)				(1.0)

Adjusted EBITDA				10.3
Depreciation and amortization(4)	$(15.9)	$(3.9)	$(0.2)	(20.0)

Reorganization expenses due to bankruptcy				(7.0)

Operating loss from continuing operations				(16.7)
Interest and investment income				2.0
Interest expense				(1.5)
Income tax provision				(1.8)
Equity loss in affiliates				(0.8)

Loss from continuing operations				(18.8)
Gain on sale of discontinued operations, net of taxes				11.4

Net loss				$(7.4)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six Months Ended June 30, 2005

	Satellite	Satellite
Predecessor Registrant	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$71.3	$198.3		$269.6
Intersegment revenues	2.1	7.9		10.0

Operating segment revenues	$73.4	$206.2		279.6

Eliminations(3)				(10.5)

Operating revenues as reported				$269.1

Segment Adjusted EBITDA before eliminations	$20.9	$10.5	$(12.4)	$19.0

Eliminations(3)				(3.5)

Adjusted EBITDA				15.5
Depreciation and amortization(4)	$(35.3)	$(7.9)	$(0.4)	(43.6)

Reorganization expenses due to bankruptcy				(12.6)

Operating loss from continuing operations				(40.7)
Interest and investment income				3.8
Interest expense				(2.4)
Other income (expense)				(0.6)
Income tax provision				(3.5)
Equity loss in affiliates				(1.6)

Loss from continuing operations				(45.0)
Gain on sale of discontinued operations, net of taxes				11.4

Net loss				$(33.6)

Other Data:
Total assets(4)	$625.8	$448.9	$46.1	$1,120.8

(1)	Represents corporate expenses incurred in support of our operations and continuing expenses related to the remaining bankruptcy matters.

(2)	Includes revenues from affiliates of $5.6 million and $1.7 million for the three months ended June 30, 2006 and 2005, respectively, and $8.4 million and $4.6 million for the six months ended June 30, 2006 and 2005, respectively.

(3)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA for satellites under construction by SS/L for wholly owned subsidiaries and for Satellite Services leasing transponder capacity to SS/L.

(4)	Amounts are presented after the elimination of intercompany profit. Total assets include $94.4 million, $251.9 million and zero goodwill for Satellite Services, Satellite Manufacturing and Corporate, respectively, as of June 30, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We adopted fresh-start accounting as of October 1, 2005, in accordance with Statement of Position No. 90-7, Financial Reporting of Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Accordingly, our financial information disclosed under the heading “Successor Registrant” for the period ended and as of June 30, 2006, is presented on a basis different from, and is therefore not comparable to, our financial information disclosed under the heading “Predecessor Registrant” for the period ended and as of June 30, 2005.

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

Satellite Services

Through Loral Skynet Corporation (“Loral Skynet”) we provide satellite capacity and networking infrastructure to our commercial and government customers for a wide range of video and data transmission services, including video and direct-to-home (“DTH”) broadcasting, high-speed data distribution, internet access, communications and managed network services via satellite. While we compete with fiber optic cable and other terrestrial delivery systems, primarily for point-to-point applications, Loral Skynet has been able to combine the inherent advantages of each technology to provide its customers with complete end-to-end services. Since FSS satellites remain in a fixed point above the earth’s equator, they are considerably more efficient than terrestrial systems for certain applications, such as broadcast or point-to-multipoint transmission of video and broadband data. A satellite offers instant infrastructure. It can cover large geographic areas, sometimes entire hemispheres, and can not only provide services to populated areas, but can also better serve areas with inadequate terrestrial infrastructures, low-density populations or difficult geographic terrain.

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

Satellite Manufacturing

Space Systems/Loral, Inc. (“SS/L”) designs and manufactures satellites, space systems and space systems components for commercial and government customers who use the satellites for applications such as fixed satellite services, DTH broadcasting, broadband data distribution, wireless telephony, digital radio, digital mobile broadcasting, military communications, weather monitoring and air traffic management.

While its requirement for ongoing capital investment to maintain its current capacity is relatively low, the satellite manufacturing industry is a knowledge-intensive business, the success of which relies heavily on its technological heritage and the skills of its workforce. The breadth and depth of talent and experience resident in SS/L’s workforce of approximately 1,770 personnel is one of our key competitive resources.

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

Satellites are extraordinarily complex devices designed to operate in the very hostile environment of space. This complexity may lead to unanticipated costs during the design, manufacture and testing of a satellite. SS/L establishes provisions for costs based on historical experience and program complexity to cover anticipated costs. Since most of SS/L’s contracts are fixed price, cost increases in excess of the provisions reduce profitability and may result in losses to SS/L, which may be material. The highly competitive satellite manufacturing industry is just now recovering from a several year period when order levels reached an unprecedented low level, resulting in manufacturing over-capacity. Buyers, as a result, have had the advantage over suppliers in negotiating prices, terms and conditions resulting in reduced margins and increased assumptions of risk by SS/L. SS/L was further handicapped while it was in Chapter 11, because of buyers’ reluctance to purchase satellites from a company in bankruptcy.

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

Future Outlook

Following our emergence from Chapter 11, we have focused primarily on taking advantage of the years of experience and superior expertise of our professional senior management team to capture opportunities in our markets and maintain an efficient stream-lined operation.

We have reorganized around SS/L’s satellite manufacturing operations and Loral Skynet’s international fleet of satellites. We consider these operations to be a viable foundation for the further expansion of our company.

Construction of Telstar 11N, a powerful new multi-region Ku-band communications satellite, has begun at SS/L and upon completion will be launched into the 37.5 degree W.L. orbital location. Scheduled to enter service in 2008, Telstar 11N will provide commercial and governmental customers with broadband connectivity within and among the American, European and African regions. Our customers will use Telstar 11N for video distribution and high-speed data and voice services.

Critical success factors for both of our segments include maintaining our reputation for reliability, quality and superior customer service. These factors are vital to securing new customers and retaining current ones. At the same time, we must continue to contain costs, and maximize efficiencies. Loral Skynet is focused on increasing the capacity utilization of its satellite fleet and successfully rolling out new value-added services to its markets, as well as identifying opportunities for fleet expansion. SS/L is focused on increasing bookings and backlog in 2006, while maintaining the cost efficiencies and process improvements realized over the past several years. In addition, SS/L must continue to align its direct workforce with the level of awards. In order to complete construction of all the satellites in backlog and to accommodate long-term growth, SS/L will need, and is in the process of hiring additional staff. Long-term growth at SS/L will likely require expanded facilities and working capital.

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

Consolidated Operating Results

See Critical Accounting Matters in our latest Annual Report on Form 10-K filed with the SEC.

The following discussion of revenues and Adjusted EBITDA (see Note 13 to the financial statements) reflects the results of our operating business segments for the three and six months ended June 30, 2006 and 2005. The balance of the discussion relates to our consolidated results, unless otherwise noted. As previously discussed, we emerged from Chapter 11 on November 21, 2005 and adopted fresh-start accounting as of October 1, 2005. As a result of the adoption of fresh-start accounting, the Successor Registrant’s financial statements are not comparable with the Predecessor Registrant’s financial statements.

Revenues:

	Successor	Predecessor	Successor	Predecessor
	Registrant	Registrant	Registrant	Registrant
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(In millions)		(In millions)
Satellite Services	$37.9	$37.5	$74.1	$73.4
Satellite Manufacturing	163.3	106.6	302.6	206.2

Segment revenues	201.2	144.1	376.7	279.6
Eliminations(1)	(8.3)	(7.3)	(11.8)	(10.5)

Revenues as reported(2)	$192.9	$136.8	$364.9	$269.1

Adjusted EBITDA:

	Successor	Predecessor	Successor	Predecessor
	Registrant	Registrant	Registrant	Registrant
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(In millions)		(In millions)
Satellite Services	$14.1	$11.8	$26.7	$20.9
Satellite Manufacturing(3)	11.8	6.2	17.6	10.5
Corporate expenses(4)	(7.3)	(6.7)	(14.2)	(12.4)

Segment Adjusted EBITDA before eliminations	18.6	11.3	30.1	19.0
Eliminations(1)	(1.5)	(1.0)	(2.3)	(3.5)

Adjusted EBITDA	$17.1	$10.3	$27.8	$15.5

Reconciliation of Adjusted EBITDA to Net Loss:

	Successor	Predecessor	Successor	Predecessor
	Registrant	Registrant	Registrant	Registrant
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(In millions)		(In millions)
Adjusted EBITDA	$17.1	$10.3	$27.8	$15.5
Depreciation and amortization	(17.6)	(20.0)	(34.5)	(43.6)
Reorganization expenses due to bankruptcy	—	(7.0)	—	(12.6)

Operating loss from continuing operations	(0.5)	(16.7)	(6.7)	(40.7)
Interest and investment income	5.0	2.0	9.6	3.8
Interest expense	(5.5)	(1.5)	(10.7)	(2.4)
Other income (expense)	(0.1)	—	0.9	(0.6)
Income tax provision	(2.4)	(1.8)	(5.0)	(3.5)
Equity in net losses of affiliates	(1.9)	(0.8)	(3.3)	(1.6)
Minority interest	(6.0)	—	(12.0)	—

Loss from continuing operations	(11.4)	(18.8)	(27.2)	(45.0)
Gain on sale of discontinued operations, net of taxes	—	11.4	—	11.4

Net loss	$(11.4)	$(7.4)	$(27.2)	$(33.6)

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA for satellites under construction by SS/L for Satellite Services and for Satellite Services leasing transponder capacity to SS/L.

(2)	Includes revenues from affiliates of $5.6 million and $1.7 million for the three months ended June 30, 2006 and 2005, respectively, and $8.4 million and $4.6 million for the six months ended June 30, 2006 and 2005, respectively.

(3)	Satellite manufacturing includes a warranty accrual of $2 million and $6 million for the three months ended June 30, 2006 and 2005 respectively, and $1 million and $7 million for the six months ended June 30, 2006 and 2005, respectively.

(4)	Represents corporate expenses incurred in support of our operations and continuing expenses related to the remaining bankruptcy matters.

Three Months Ended June 30, 2006 Compared With June 30, 2005

Revenues from Satellite Services

	Successor	Predecessor
	Registrant	Registrant
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	% Increase/
	2006	2005	(Decrease)
	(In millions)
Revenues from Satellite Services	$38	$37	1%
Eliminations	(1)	(1)	(34)%

Revenues from Satellite Services as reported	$37	$36	2%

Revenues from Satellite Services before eliminations increased $1 million for the three months ended June 30, 2006 compared to 2005, resulting from increased fixed satellite services volume of $2 million, partially offset by decreased professional services sales of $1 million. Eliminations consist of revenues from leasing transponder capacity to Satellite Manufacturing.

Revenues from Satellite Manufacturing

	Successor	Predecessor
	Registrant	Registrant
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	% Increase/
	2006	2005	(Decrease)
	(In millions)
Revenues from Satellite Manufacturing	$163	$107	53%
Eliminations	(7)	(6)	22%

Revenues from Satellite Manufacturing as reported	$156	$101	55%

Revenues from Satellite Manufacturing before eliminations increased by $56 million for the three months ended June 30, 2006 as compared to 2005, primarily as a result of increased bookings from satellite awards in 2005 and 2006. Eliminations consist of revenues from satellites under construction by SS/L for Satellite Services. As a result, revenues from Satellite Manufacturing as reported increased $55 million for the three months ended June 30, 2006 as compared to 2005.

Cost of Satellite Services

	Successor	Predecessor
	Registrant	Registrant
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	% Increase/
	2006	2005	(Decrease)
	(In millions)
Cost of Satellite Services includes:
Cost of Satellite Services before depreciation and amortization	$12	$15	(15)%
Depreciation and amortization	11	16	(32)%

Total cost of Satellite Services as reported	$23	$31	(24)%

Cost of Satellite Services as a % of Satellite Services revenues as reported	63%	85%

Cost of Satellite Services decreased $8 million for the three months ended June 30, 2006 as compared to 2005. This decrease was primarily due to a reduction of depreciation and amortization expense of $5 million in 2006 as compared to 2005, primarily resulting from the net effect of the amortization of fair value adjustments in connection with the adoption of fresh-start accounting on October 1, 2005, a reduction in third party capacity and ground segment support costs of $1 million and other cost reductions of approximately $2 million.

Cost of Satellite Manufacturing

	Successor	Predecessor
	Registrant	Registrant
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	% Increase/
	2006	2005	(Decrease)
	(In millions)
Cost of Satellite Manufacturing includes:
Cost of Satellite Manufacturing before the following specific identified charges	$130	$77	69%
Accrued warranty obligations	2	6	(68)%
Depreciation and amortization	6	4	55%

Total cost of Satellite Manufacturing as reported	$138	$87	59%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	89%	86%

Cost of Satellite Manufacturing increased $51 million for the three months ended June 30, 2006 as compared to 2005. Cost of Satellite Manufacturing before the specific identified charges shown above increased $53 million for the three months ended June 30, 2006 as compared to 2005. This was primarily due to the increased sales and the related costs of new satellites under construction, partially offset by a higher warranty accrual of $6 million recorded in 2005 as compared with $2 million in 2006, based upon an analysis of the status of satellites in orbit. Depreciation and amortization expense increased $2 million primarily resulting from the net effect of the amortization of fair value adjustments in connection with the adoption of fresh-start accounting on October 1, 2005.

Selling, General and Administrative Expenses

	Successor	Predecessor
	Registrant	Registrant
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,	% Increase/
	2006	2005	(Decrease)
	(In millions)
Selling, general and administrative expenses	$30	$29	4%
Continuing expenses related to remaining bankruptcy matters	2	—

Selling, general and administrative expenses	$32	$29	9%

% of revenues as reported	16%	21%

Selling, general and administrative expenses increased $3 million for the three months ended June 30, 2006 as compared to 2005. The increase was attributable to higher research and development costs of $1 million at SS/L and after the adoption of fresh-start accounting, continuing expenses related to the remaining bankruptcy matters are recorded in general and administrative expenses and totaled $2 million for the three months ended June 30, 2006.

Reorganization Expenses Due to Bankruptcy

	Successor	Predecessor
	Registrant	Registrant
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
(In millions)
Reorganization expenses due to bankruptcy	$—	$7

Reorganization expenses due to bankruptcy decreased $7 million for the three months ended June 30, 2006 as compared to 2005 as a result of the adoption of fresh-start accounting on October 1, 2005. After the adoption of fresh-start accounting, continuing expenses related to the remaining bankruptcy matters are recorded in general and administrative expenses. See Note 2 to the financial statements for a description of the components of reorganization expenses due to bankruptcy for the three months ended June 30, 2005.

Interest and Investment Income

	Successor	Predecessor
	Registrant	Registrant
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
(In millions)
Interest and Investment Income	$5	$2

The interest income increase of $3 million for the three months ended June 30, 2006 as compared to 2005, primarily represents interest income earned on higher cash balances at SS/L due to collections on satellite manufacturing programs.

Interest Expense

	Successor	Predecessor
	Registrant	Registrant
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
	(In millions)
Interest cost before capitalized interest	$6	$1
Capitalized interest	—	—

Interest expense	$6	$1

Interest cost increased $5 million for the three months ended June 30, 2006 as compared to 2005, primarily due to $4 million of interest expense recognized on the Loral Skynet 14% senior secured notes issued in connection with our Plan of Reorganization.

Other Income (Expense)

Other income (expense) primarily represents gains and (losses) on foreign currency transactions.

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

The income tax provision was $2.4 million for the three months ended June 30, 2006 as compared to $1.8 million for 2005 on a pre-tax loss of $1.1 million and $16.2 million, respectively. The increase to our provision for 2006 was primarily attributable to additional accruals of tax contingency reserves for potential audit issues.

Equity Income (Losses) in Affiliates

	Successor	Predecessor
	Registrant	Registrant
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
(In millions)
XTAR	$(2)	$(1)

XTAR commenced commercial operations in 2005 with the launch of its satellite in February 2005. The increase in equity losses in XTAR in the three months ended June 30, 2006 represents our share of higher XTAR losses incurred in connection with its start-up.

Minority Interest

Minority interest increased for the three months ended June 30, 2006 as compared to the three month ended June 30, 2005, as a result of the $6 million dividend accrual for the Loral Skynet Series A preferred stock issued in connection with our Plan of Reorganization. (See Note 3 to the financial statements.)

Six Months Ended June 30, 2006 Compared With June 30, 2005

Revenues from Satellite Services

	Successor	Predecessor
	Registrant	Registrant
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,	% Increase/
	2006	2005	(Decrease)
	(In millions)
Revenues from Satellite Services	$74	$73	1%
Eliminations	(2)	(2)	(40)%

Revenues from Satellite Services as reported	$72	$71	2%

Revenues from Satellite Services before eliminations increased $1 million for the six months ended June 30, 2006 compared to 2005, resulting from increased fixed satellite services volume of $4 million and increased network services sales of $1 million, partially offset by decreased professional services sales of $3 million and a reduction in revenue of $1 million due to the sale of our business television service. Eliminations consist of revenues from leasing transponder capacity to Satellite Manufacturing.

Revenues from Satellite Manufacturing

	Successor	Predecessor
	Registrant	Registrant
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,	% Increase/
	2006	2005	(Decrease)
	(In millions)
Revenues from Satellite Manufacturing	$303	$206	47%
Eliminations	(10)	(8)	31%

Revenues from Satellite Manufacturing as reported	$293	$198	47%

Revenues from Satellite Manufacturing before eliminations increased by $97 million for the six months ended June 30, 2006 as compared to 2005, primarily as a result of increased bookings from satellite awards in 2005 and 2006. Eliminations consist of revenues from satellites under construction by SS/L for Satellite Services. As a result, revenues from Satellite Manufacturing as reported increased $95 million for the six months ended June 30, 2006 as compared to 2005.

Cost of Satellite Services

	Successor	Predecessor
	Registrant	Registrant
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,	% Increase/
	2006	2005	(Decrease)
	(In millions)
Cost of Satellite Services includes:
Cost of Satellite Services before depreciation and amortization	$25	$31	(17)%
Depreciation and amortization	22	35	(38)%

Total cost of Satellite Services as reported	$47	$66	(28)%

Cost of Satellite Services as a % of Satellite Services revenues as reported	65%	93%

Cost of Satellite Services decreased $19 million for the six months ended June 30, 2006 as compared to 2005. This decrease was primarily due to a reduction of depreciation and amortization expense of $13 million in 2006 as compared to 2005, primarily resulting from the net effect of the amortization of fair value adjustments in connection with the adoption of fresh-start accounting on October 1, 2005, a reduction in third party capacity and ground segment support costs of $3 million and cost reductions of approximately $3 million.

Cost of Satellite Manufacturing

	Successor	Predecessor
	Registrant	Registrant
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,	% Increase/
	2006	2005	(Decrease)
	(In millions)
Cost of Satellite Manufacturing includes:
Cost of Satellite Manufacturing before the following specific identified charges	$252	$160	57%
Warranty obligations	1	7	(81)%
Depreciation and amortization	11	8	47%

Total cost of Satellite Manufacturing as reported	$264	$175	51%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	90%	88%

Cost of Satellite Manufacturing increased $89 million for the six months ended June 30, 2006 as compared to 2005. Cost of Satellite Manufacturing before the specific identified charges shown above increased $92 million for the six months ended June 30, 2006 as compared to 2005. This was primarily due to the increased sales and the related costs of new satellites under construction, partially offset by a higher warranty accrual of $7 million recorded in 2005 as compared with $1 million in 2006, based upon an analysis of the status of satellites in orbit. Depreciation and amortization expense increased $3 million primarily resulting from the net effect of the amortization of fair value adjustments in connection with the adoption of fresh-start accounting on October 1, 2005.

Selling, General and Administrative Expenses

	Successor	Predecessor
	Registrant	Registrant
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,	% Increase/
	2006	2005	(Decrease)
	(In millions)
Selling, general and administrative expenses	$57	$56	2%
Continuing expenses related to remaining bankruptcy matters	3	—

Selling, general and administrative expenses	$60	$56	7%

% of revenues as reported	16%	21%

Selling, general and administrative expenses increased $4 million for the six months ended June 30, 2006 as compared to 2005. The increase was attributable to higher research and development costs of $1 million at SS/L and after the adoption of fresh-start accounting, continuing expenses related to the remaining bankruptcy matters are recorded in general and administrative expenses and totaled $3 million for the six months ended June 30, 2006.

Reorganization Expenses Due to Bankruptcy

	Successor	Predecessor
	Registrant	Registrant
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
(In millions)
Reorganization expenses due to bankruptcy	$—	$13

Reorganization expenses due to bankruptcy decreased $13 million for the six months ended June 30, 2006 as compared to 2005 as a result of the adoption of fresh-start accounting on October 1, 2005. After the adoption of fresh-start accounting, continuing expenses related to the remaining bankruptcy matters are recorded in general and administrative expenses. See Note 2 to the financial statements for a description of the components of reorganization expenses due to bankruptcy for the six months ended June 30, 2005.

Interest and Investment Income

	Successor	Predecessor
	Registrant	Registrant
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
(In millions)
Interest and investment income	$10	$4

The interest income increase of $6 million for the six months ended June 30, 2006 as compared to 2005, primarily represents interest income earned on higher cash balances at SS/L due to collections on satellite manufacturing programs.

Interest Expense

	Successor	Predecessor
	Registrant	Registrant
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
	(In millions)
Interest cost before capitalized interest	$11	$2
Capitalized interest	—	—

Interest expense	$11	$2

Interest cost increased $9 million for the six months ended June 30, 2006 as compared to 2005, primarily due to $9 million of interest expense recognized on the Loral Skynet 14% senior secured notes issued in connection with our Plan of Reorganization.

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

The income tax provision was $5.0 million for the six months ended June 30, 2006 as compared to $3.5 million for 2005 on a pre-tax loss of $6.9 million and $40.0 million, respectively. The increase to our provision for 2006 was primarily attributable to additional accruals of tax contingency reserves for potential audit issues.

Equity Income (Losses) in Affiliates

	Successor	Predecessor
	Registrant	Registrant
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
(In millions)
XTAR	$(3)	$(2)

XTAR commenced commercial operations in 2005 with the launch of its satellite in February 2005. The increase in equity losses in XTAR in the six months ended June 30, 2006 represents our share of higher XTAR losses incurred in connection with its start-up and the elimination of our proportionate share of profit related to the construction of the Spainsat satellite by SS/L for Hisdesat, which was successfully launched on March 11, 2006 (See Note 8 to the financial statements).

Minority Interest

Minority interest increased for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, as a result of the $12 million dividend accrual for the Loral Skynet Series A preferred stock issued in connection with our Plan of Reorganization. (See Note 3 to the financial statements).

Backlog

Consolidated

Consolidated backlog was $1,368 million at June 30, 2006 and $1,248 million at December 31, 2005.

Satellite Services

At June 30, 2006, Satellite Services’ backlog totaled approximately $426 million, including intercompany backlog of approximately $19 million. As of December 31, 2005, backlog was $453 million, including intercompany backlog of $20 million.

Satellite Manufacturing

As of June 30, 2006, backlog for SS/L was approximately $1,124 million, including intercompany backlog of approximately $163 million. Backlog at December 31, 2005 was $815 million, including intercompany backlog of $0.3 million.

Liquidity and Capital Resources

Cash and Available Credit

As of June 30, 2006, we had $342 million of available cash and $11 million of restricted cash ($3 million included in other current assets and $8 million included in other assets on our condensed consolidated balance sheet). During the next 12 months, we expect to use a significant portion of our available cash for capital expenditures, including the construction of Telstar 11N and facilities expansion, and for working capital requirements. We believe that cash as of June 30, 2006 and net cash provided by operating activities will be adequate to meet our expected cash requirement through at least the next 12 months. It is likely, however, that we will access the financial markets to meet some or all of the following needs: (a) funding the long-term growth of our businesses by constructing satellites for our Satellite Services business and by expanding our Satellite Manufacturing business (including both facilities expansion and working capital requirements); (b) better positioning our capital structure; and (c) equipping us to respond quickly to strategic transactions and other growth opportunities.

Cash required to pay the remaining claims from the Plan of Reorganization and the expenses associated with completing the reorganization activity, in the aggregate approximately $3 million, will be paid from existing cash on hand.

Annual receipts from the Satellite Services business are fairly predictable because they are derived from an established base of long-term customer contracts and high contract renewal rates. We believe that the Satellite Services cash flow from operations will be sufficient to provide for its maintenance capital requirements and to fund any cash portion of its interest and preferred dividend obligations. Cash required for the construction of the Telstar 11N satellite and other satellite acquisition opportunities will be funded from cash on hand, cash flow from operations, or through financing activity.

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

On November 21, 2005, Loral Skynet completed the sale of $126 million of Senior Secured Notes (the “Loral Skynet Notes”). The Loral Skynet Notes mature on November 15, 2015 and bear interest at 14% payable semi-annually beginning July 15, 2006. No principal payments prior to the maturity date are required. On July 17, 2006 Loral Skynet paid $11.5 million in accrued interest. The Loral Skynet Notes are guaranteed by certain of Loral Skynet’s subsidiaries. The obligations of Loral Skynet and the subsidiary guarantors are secured by a first priority lien on certain specified assets of Loral Skynet and the guarantors pursuant to the security agreements entered into on November 21, 2005. The related indenture contains restrictive covenants that limit, subject to certain exceptions, Loral Skynet’s and its subsidiaries’ ability to take certain actions, including restricted payments, incurrence of debt, incurrence of liens, payment of certain dividends or distributions, issuance or sale of capital stock of subsidiaries, sale of assets, affiliate transactions and sale/leaseback and merger transactions. These restrictions may limit our flexibility in planning for and reacting to changes in our business and the industry in which we operate. Our ability to redeem these notes in the near-term is limited. During the first four years after the Effective Date, we may redeem the notes at a redemption price of 110% plus accrued and unpaid interest, but only if we do not receive an objection notice from holders of two-thirds of the principal amount of the notes. After this four-year period, the notes are redeemable at our option at a redemption price of 110%, declining over time to 100% in 2014, plus accrued and unpaid interest.

Proceeds from the sale of the Loral Skynet Notes were used to acquire certain satellite services assets from Old Loral and certain of its subsidiaries and to fund certain cash claims in accordance with the Plan of Reorganization (see Note 10 to the financial statements).

On November 21, 2005 SS/L entered into an amended and restated $20 million Letter of Credit Reimbursement Agreement with JP Morgan Chase Bank. As of June 30, 2006, $1.2 million in letters of credit were issued and outstanding.

On June 7, 2006, SS/L entered into a Customer Credit Agreement (the “Credit Agreement”) with Sirius Satellite Radio Inc. (“Sirius”), effective as of May 31, 2006. Under the Credit Agreement, SS/L has agreed, if requested, to make loans to Sirius in an aggregate principal amount of up to $100,000,000 to finance the purchase of the Sirius FM-5 Satellite (the “Satellite”). Any loans made under the Credit Agreement will be secured by Sirius’ rights under its Satellite Purchase Agreement with SS/L dated as of May 31, 2006, including its rights to the Satellite. The loans also will be guaranteed by Satellite CD Radio, a subsidiary of Sirius Inc., and, subject to certain exceptions, will be guaranteed by any future material subsidiary that may be formed by Sirius thereafter. The maturity date of any loans will be the earliest to occur of (i) April 6, 2009, (ii) 90 days after the Satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the Satellite. Loans made under the Credit Agreement generally bear interest at a variable rate equal to three-month LIBOR plus a margin. The Credit Agreement permits Sirius to prepay all or a portion of the loans outstanding without penalty. As of July 31, 2006, Sirius has made the required milestone payment to SS/L under the Satellite Purchase Agreement and, accordingly, no loans were outstanding under the Credit Agreement.

Contractual Obligations

There have not been any significant changes to the Contractual Obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2006 was $80 million. This was primarily due to an increase in customer advances of $73 million primarily from new satellite program receipts, the net loss adjusted for non-cash items of $25 million and a decrease in accounts receivables of $15 million due to collections, partially offset by an increase in contracts-in-process of $14 million due to progress on new satellite programs and a reduction in accounts payable and accrued expenses and other current liabilities of $33 million primarily due to payment of claims from the Plan of Reorganization and the expenses associated with completing the reorganization activity.

Net cash used in operating activities in the six months ended June 30, 2005 was $92 million. This was primarily due to a decrease in customer advances of $67 million primarily due to the continued progress on satellite programs and an increase in contracts-in- process of $44 million primarily due to progress on new satellite programs, partially offset by the net loss adjusted for non-cash items of $9 million and an increase in pension and other postretirement liabilities of $9 million.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the six months ended June 30, 2006 was $14 million, resulting from capital expenditures of $21 million, partially offset by proceeds received from the disposition of an orbital slot of $6 million and a reduction in restricted cash in escrow of $1 million.

Net cash provided by investing activities was $121 million in the six months ended June 30, 2005. This was primarily due to the collection of the Telstar 14/Estrela do Sul-1 insurance proceeds of $129 million, partially offset by investments in and advances to affiliates of $7 million for XTAR.

Affiliate Matters

Loral has made certain investments in joint ventures in the Satellite Services business that are accounted for under the equity method of accounting. See Note 8 to the financial statements for further information on affiliate matters.

Commitments and Contingencies

Our business and operations are subject to a number of significant risks, the most significant of which are summarized below in Item 1A — Risk Factors and also in Note 11 to the financial statements, Commitments and Contingencies.

Other Matters

Accounting Pronouncements

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning in the first quarter of 2007. We are currently evaluating the impact of adopting FIN 48.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

While we were under Chapter 11, SS/L’s hedges with counterparties (primarily yen denominated forward contracts) were cancelled, leaving SS/L vulnerable to foreign currency fluctuations in the future. The absence of forward contracts exposed SS/L’s future revenues, costs and cash associated with anticipated yen denominated receipts and payments to currency fluctuations. As of June 30, 2006, SS/L had the following amounts denominated in Japanese Yen (which have been translated into U.S. dollars based on the June 30, 2006 exchange rate) that were unhedged (in millions):

	Japanese Yen	U.S. $

Future revenues	¥191	$1.6
Future expenditures	2,548	21.9
Contracts-in-process, unbilled receivables/(customer advances)	(42)	(0.4)

At June 30, 2006, SS/L also had future expenditures in EURO’S of 65,000 ($81,580 U.S.) that were unhedged.

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

(a) Disclosure controls and procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2006, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

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

We discuss certain legal proceedings pending against the Company in the notes to the financial statements and refer the reader to that discussion for important information concerning those legal proceedings, including the basis for such actions and relief sought. See Note 11 to the financial statements of this Quarterly Report on Form 10-Q for this discussion.

Item 1A.	Risk Factors

Our business and operations are subject to a significant number of risks. The most significant of these risks are summarized in, and the reader’s attention is directed to, the section of our Annual Report on Form 10-K for the year ended December 31, 2005 in “Item 1A. Risk Factors.” There are no material changes to those risk factors except as set forth in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 11 (Commitments and Contingencies) of the financial statements contained in this report, and the reader is specifically directed to those sections. The risks described in our Annual Report on Form 10-K, as updated by this report, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit 10.1 — Customer Credit Agreement dated as of May 31, 2006 between Sirius Satellite Radio Inc. and Space Systems/Loral, Inc. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on June 8, 2006)

Exhibit 10.2 — Consulting Agreement dated June 7, 2006 between Loral Space & Communications Inc. and Dean A. Olmstead (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Company on June 8, 2006)

Exhibit 10.3 — Loral Space & Communications Inc. Severance Policy for Corporate Officers (Management Compensation Plan) (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on June 20, 2006)

Exhibit 10.4 — Amendment No. 1 to Employment Agreement dated June 19, 2006 between Loral Space & Communications Inc. and Richard J. Townsend (Management Compensation Plan) (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Company on June 20, 2006)

Exhibit 10.5 — Amendment No. 1 to Employment Agreement dated June 19, 2006 between Loral Space & Communications Inc. and Avi Katz (Management Compensation Plan) (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the Company on June 20, 2006)

Exhibit 10.6 — Non Qualified Stock Option Agreement under Loral Space & Communications Inc. 2005 Stock Incentive Plan dated June 19, 2006 between Loral Space & Communications Inc. and Richard J. Townsend (Management Compensation Plan) (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K/A filed by the Company on June 26, 2006)

Exhibit 10.7 — Non Qualified Stock Option Agreement under Loral Space & Communications Inc. 2005 Stock Incentive Plan dated June 19, 2006 between Loral Space & Communications Inc. and Dean A. Olmstead (Management Compensation Plan) (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K/A filed by the Company on June 26, 2006)

Exhibit 14.1 — Code of Conduct, Revised as of August 1, 2006.

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

Registrant

Loral Space & Communications Inc.

/s/  Richard J. Townsend
Richard J. Townsend
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
and Registrant’s Authorized Officer

Date: August 7, 2006

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 10.1	—	Exhibit 10.1 — Customer Credit Agreement dated as of May 31, 2006 between Sirius Satellite Radio Inc. and Space Systems/Loral, Inc. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on June 8, 2006)
Exhibit 10.2	—	Exhibit 10.2 — Consulting Agreement dated June 7, 2006 between Loral Space & Communications Inc. and Dean A. Olmstead (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Company on June 8, 2006)
Exhibit 10.3	—	Exhibit 10.3 — Loral Space & Communications Inc. Severance Policy for Corporate Officers (Management Compensation Plan) (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on June 20, 2006)
Exhibit 10.4	—	Exhibit 10.4 — Amendment No. 1 to Employment Agreement dated June 19, 2006 between Loral Space & Communications Inc. and Richard J. Townsend (Management Compensation Plan) (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by the Company on June 20, 2006)
Exhibit 10.5	—	Exhibit 10.5 — Amendment No. 1 to Employment Agreement dated June 19, 2006 between Loral Space & Communications Inc. and Avi Katz (Management Compensation Plan) (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by the Company on June 20, 2006)
Exhibit 10.6	—	Exhibit 10.6 — Non Qualified Stock Option Agreement under Loral Space & Communications Inc. 2005 Stock Incentive Plan dated June 19, 2006 between Loral Space & Communications Inc. and Richard J. Townsend (Management Compensation Plan) (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K/A filed by the Company on June 26, 2006)
Exhibit 10.7	—	Exhibit 10.7 — Non Qualified Stock Option Agreement under Loral Space & Communications Inc. 2005 Stock Incentive Plan dated June 19, 2006 between Loral Space & Communications Inc. and Dean A. Olmstead (Management Compensation Plan) (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K/A filed by the Company on June 26, 2006)
Exhibit 14.1	—	Exhibit 14.1 — Code of Conduct, Revised as of August 1, 2006.
Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.