Form 10-Q
period 2006-09-30
LORAL SPACE & COMMUNICATIONS INC.
filed 2006-11-13
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, there were 20,000,000 shares of Loral Space & Communications Inc. common stock outstanding.

PART 1.
FINANCIAL INFORMATION

Item 1.	Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$202,751	$275,796
Short-term investments	118,656	—
Accounts receivable, net	64,949	59,347
Contracts-in-process	64,260	73,584
Inventories	65,485	51,871
Other current assets	38,999	31,066

Total current assets	555,100	491,664
Property, plant and equipment, net	512,904	520,503
Long-term receivables	69,432	48,155
Investments in and advances to affiliates	98,737	104,616
Deposits	809	9,840
Goodwill	346,283	340,094
Other assets	139,941	164,105

Total assets	$1,723,206	$1,678,977

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,871	$72,594
Accrued employment costs	32,622	35,277
Customer advances and billings in excess of costs and profits	279,074	172,995
Income taxes payable	5,665	2,177
Accrued interest and preferred dividends	9,259	4,881
Other current liabilities	26,199	32,324

Total current liabilities	403,690	320,248
Pension and other post retirement liabilities (Note 3)	220,351	237,948
Long-term debt (Note 10)	128,112	128,191
Long-term liabilities	153,465	165,426

Total liabilities	905,618	851,813
Minority interest	214,256	200,000
Commitments and contingencies (Notes 2, 8, 10 and 11)
Shareholders’ equity:
Common stock, $.01 par value	200	200
Paid-in capital	644,235	642,210
Retained deficit	(41,311)	(15,261)
Accumulated other comprehensive income	208	15

Total shareholders’ equity	603,332	627,164

Total liabilities and shareholders’ equity	$1,723,206	$1,678,977

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Registrant	Registrant	Registrant	Registrant
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenues from satellite services	$51,497	$39,769	$124,054	$110,596
Revenues from satellite manufacturing	175,297	120,274	467,599	318,587

Total revenues	226,794	160,043	591,653	429,183
Cost of satellite services	25,397	28,206	72,683	94,169
Cost of satellite manufacturing	161,786	116,504	425,986	291,454
Selling, general and administrative expenses	31,045	23,107	91,154	79,419
Gain on litigation settlement	(9,000)	—	(9,000)	—

Operating Income (loss) from continuing operations before reorganization expenses due to bankruptcy	17,566	(7,774)	10,830	(35,859)
Reorganization expenses due to bankruptcy	—	(18,621)	—	(31,236)

Operating income (loss) from continuing operations	17,566	(26,395)	10,830	(67,095)
Interest and investment income	6,880	2,307	16,439	6,438
Interest expense (contractual interest was $12,410 and $36,610 for the three and nine months ended September 30, 2005, respectively, Note 2)	(8,042)	(1,533)	(18,705)	(3,982)
Other income (expense)	68	34	994	(931)

Income (loss) from continuing operations before income taxes, equity losses in affiliates and minority interest	16,472	(25,587)	9,558	(65,570)
Income tax provision	(6,345)	(1,057)	(11,363)	(4,557)

Income (loss) from continuing operations before equity losses in affiliates and minority interest	10,127	(26,644)	(1,805)	(70,127)
Equity losses in affiliates (Note 8)	(2,575)	(1,239)	(5,879)	(2,796)
Minority interest	(6,366)	83	(18,366)	126

Income (loss) from continuing operations	1,186	(27,800)	(26,050)	(72,797)
Gain on sale of discontinued operations, net of taxes (Note 4)	—	2,596	—	13,967

Net income (loss)	$1,186	$(25,204)	$(26,050)	$(58,830)

Basic and diluted income (loss) per share (Note 12):
Continuing operations	$0.06	$(0.63)	$(1.30)	$(1.65)
Discontinued operations	—	0.06	—	0.32

Income (loss) per share	$0.06	$(0.57)	$(1.30)	$(1.33)

Weighted average shares outstanding:
Basic and diluted	20,000	44,108	20,000	44,108

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Registrant	Registrant
	Nine Months	Nine Months
	Ended September 30,	Ended September 30,
	2006	2005
Operating activities:
Net loss	$(26,050)	$(58,830)
Non-cash items:
Gain on sale of discontinued operations, net of taxes (Note 4)	—	(13,967)
Equity losses in affiliates	5,879	2,796
Minority interest	18,366	(126)
Deferred taxes	—	336
Depreciation and amortization	50,972	61,277
Amortization of stock option compensation	2,025	—
Provisions for (recoveries of) bad debts on billed receivables	594	(2,886)
Provisions for inventory obsolescence	1,678	898
Warranty expense accruals	12,355	11,850
Loss on equipment disposals	—	3,456
Net gain on the disposition of an orbital slot	(1,149)	—
Non cash net interest and (gain) loss on foreign currency transactions	(36)	693
Changes in operating assets and liabilities:
Accounts receivable, net	2,104	563
Contracts-in-process	12,780	(76,464)
Inventories	(15,292)	(8,983)
Long-term receivables	(392)	(22,361)
Deposits	9,031	—
Other current assets and other assets	(5,919)	13,012
Accounts payable	(23,135)	(1,285)
Accrued expenses and other current liabilities	(8,113)	8,341
Customer advances	61,835	(62,212)
Income taxes payable	3,488	2,066
Pension and other postretirement liabilities	(17,597)	(3,650)
Long-term liabilities	12	1,844
Other	114	(195)

Net cash provided by (used in) operating activities	83,550	(143,827)

Investing activities:
Capital expenditures	(44,313)	(4,649)
Short-term investments	(118,656)	—
Decrease in restricted cash in escrow	1,910	1,566
Insurance proceeds received (Note 7)	—	205,000
Proceeds received from disposition of orbital slot	5,742	—
Investments in and advances to affiliates	—	(7,354)

Net cash (used in) provided by investing activities of continuing operations	(155,317)	194,563

Proceeds from the sales of assets, net of expenses (Note 4)	—	144

Net cash provided by discontinued operations	—	144

Net cash (used in) provided by investing activities	(155,317)	194,707

Financing activities:
Cash dividends paid on preferred stock of subsidiary	(1,278)	—

Net cash used in financing activities	(1,278)	—

Net (decrease) increase in cash and cash equivalents	(73,045)	50,880
Cash and cash equivalents — beginning of period	275,796	147,773

Cash and cash equivalents — end of period	$202,751	$198,653

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business

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

We adopted fresh-start accounting as of October 1, 2005, in accordance with Statement of Position No. 90-7, Financial Reporting of Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Accordingly, our financial information disclosed under the heading “Successor Registrant” for the periods ended September 30, 2006, is presented on a basis different from, and is therefore not comparable to, our financial information disclosed under the heading “Predecessor Registrant” for the periods ended September 30, 2005.

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

On July 15, 2003, Old Loral and certain of its subsidiaries (the “Debtor Subsidiaries” and collectively with Old Loral, the “Debtors”), including Loral Space & Communications Holdings Corporation (formerly known as Loral Space & Communications Corporation), Loral SpaceCom Corporation (“Loral SpaceCom”), SS/L and Loral Orion, Inc. (now known as Loral Skynet Corporation), filed voluntary petitions for reorganization under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)) (the “Chapter 11 Cases”). Also on July 15, 2003, Old Loral and one of its Bermuda subsidiaries (the “Bermuda Group”) filed parallel insolvency proceedings in the Supreme Court of Bermuda (the “Bermuda Court”), and, on that date, the Bermuda Court entered an order appointing certain partners of KPMG as Joint Provisional Liquidators (“JPLs”) in respect of the Bermuda Group (see Note 3).

The Debtors emerged from Chapter 11 on November 21, 2005 pursuant to the terms of their fourth amended joint plan of reorganization, as modified (the “Plan of Reorganization”). The Plan of Reorganization had previously been confirmed by order (the “Confirmation Order”) of the Bankruptcy Court entered on August 1, 2005.

Pursuant to the Plan of Reorganization:

•	The business and operations of Old Loral have been transferred to New Loral, and Loral Skynet and SS/L have emerged intact as separate subsidiaries of reorganized Loral.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Our new common stock has been listed on NASDAQ under the symbol “LORL”.

•	SS/L has emerged debt-free.

•	The initial distributions to creditors of Old Loral and its subsidiaries have been completed in accordance with the Plan of Reorganization as follows:

•	All holders of allowed claims against SS/L and Loral SpaceCom have been, or will be, paid in cash in full, including interest from the petition date to the Effective Date.

•	20 million shares of New Loral common stock were issued to our distribution agent on the Effective Date, 19.8 million of which have been distributed to creditors.

•	$200 million of Loral Skynet preferred stock was issued to our distribution agent on the Effective Date, $197.5 million of which has been distributed to creditors (See Note 3).

•	The remaining undistributed shares of New Loral common stock and Loral Skynet preferred stock have been reserved to cover disputed claims and will be distributed quarterly in accordance with the Plan of Reorganization upon resolution of those claims.

•	Pursuant to a rights offering, Loral Skynet issued on the Effective Date, $126 million, principal amount, of senior secured notes (the “Loral Skynet Notes”, see Note 10) to certain creditors who subscribed for the notes and to certain creditors who committed to purchase any unsubscribed notes (i.e., “backstopped” the offering).

•	Old Loral has commenced liquidation proceedings; the common and preferred stock of Old Loral were cancelled on the Effective Date, and no distribution was made to the holders of such stock.

Certain Old Loral shareholders acting on behalf of the self-styled Loral Stockholders Protective Committee (“LSPC”) have filed various appeals seeking, among other things, to revoke the Confirmation Order, to overturn the Bankruptcy Court’s denial of the LSPC’s motion to compel Old Loral to hold a shareholders’ meeting, to overturn various rulings of the Bankruptcy Court related to fees and expenses and to rescind the approval of the Federal Communications Commission (“FCC”) of the transfer of our FCC licenses from Old Loral to New Loral (the “Appeals”). All of the Appeals, other than an appeal relating to the Confirmation Order and the FCC appeal, both of which we believe are completely without merit and will not have any effect on the completed reorganization, have been either dismissed or withdrawn with prejudice (see Note 11).

Reorganization expenses due to bankruptcy were as follows (in thousands):

	Predecessor Registrant
	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Professional fees	$21,113	$32,240
Employee retention costs	(1,210)	(917)
Severance costs	292	972
Restructuring costs	(619)	1,238
Vendor settlement gains	356	289
Interest income	(1,311)	(2,586)

Total reorganization expenses due to bankruptcy	$18,621	$31,236

While we were in Chapter 11, we recognized interest expense only to the extent paid. For the three and nine months ended September 30, 2005, we did not recognize $10.9 million and $32.6 million of interest expense on our 9.5%, 11.25% and 12.5% senior notes that were outstanding during such periods.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows as of the balance sheet dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

As noted above, we emerged from bankruptcy on November 21, 2005 and pursuant to SOP 90-7, we adopted fresh-start accounting as of October 1, 2005. We engaged an independent appraisal firm to assist us in determining the fair value of our assets and liabilities. Upon emergence, our reorganization enterprise value as determined by the Bankruptcy Court was approximately $970 million, which after reduction for the fair value of the Loral Skynet Notes and Loral Skynet Series A preferred stock (see Note 10 and Minority Interest below), resulted in a reorganization equity value of approximately $642 million. This reorganization equity value was allocated to our assets and liabilities. Our assets and liabilities were stated at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). In addition, our accumulated deficit was eliminated, and our new debt and equity were recorded in accordance with distributions pursuant to the Plan of Reorganization. The allocation of the reorganization equity value to individual assets and liabilities may change based upon completion of the fair valuation process, as additional information becomes available, and may result in differences to the fresh-start adjustments presented in this financial information (See Note 9). The most significant remaining area in the fair value allocation process is tax adjustments, including the final determination of the deferred tax effect of the fresh-start accounting adjustments. The Company expects to finalize the allocation process in the fourth quarter of 2006. (See Note 4 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.)

In connection with our adoption of fresh-start accounting as of October 1, 2005, we recorded fair value adjustments totaling $(66.9) million relating to contracts-in-process, long-term receivables, customer advances and billings in excess of costs and profits and long-term liabilities. Net amortization of these fair value adjustments during the three and nine months ended September 30, 2006 was $(4.9) million and $(16.9) million, respectively. Accumulated amortization relating to these adjustments as of September 30, 2006 was $25.4 million.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Short-Term Investments

As of September 30, 2006, the Company had $331.2 million of cash, short-term investments and restricted cash, of which $118.7 million is in the form of short-term investments and $10 million is in the form of restricted cash ($3 million included in other current assets and $7 million included in other assets on our condensed consolidated balance sheet). Short-term investments consist of investments whose maturity at time of purchase was greater than 90 days and less than one year or had been a long-term investment whose final maturity became less than one year. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date. Our short-term investments include corporate bonds, Euro dollar bonds, certificates of deposit, commercial paper, Federal Agency notes and auction rate securities. Auction rate securities, long-term obligations that are sold and purchased through an auction process for a period of 7, 28, 35 or 49 days, are considered to be short-term investments and are classified as available for sale securities. Available-for-sale securities are carried at fair value with unrealized gains and losses, if any, reported in accumulated other comprehensive income. The carrying values for our available for sale securities at September 30, 2006 approximates their cost.

Minority Interest

On November 21, 2005, Loral Skynet issued one million of its two million authorized shares of Series A 12% non-convertible preferred stock, $0.01 par value per share (the “Loral Skynet Preferred Stock”), which were distributed in accordance with the Plan of Reorganization.

The Loral Skynet Preferred Stock is reflected as minority interest on our condensed consolidated balance sheet and dividend expense of $6.4 million and $18.4 million for the three and nine months ended September 30, 2006, respectively, is reflected as minority interest on our condensed consolidated statement of operations. On July 14, 2006 Loral Skynet paid a dividend on its Loral Skynet Preferred Stock of $15.53 million, which covered the period from November 21, 2005 through July 13, 2006. The dividend consisted of $1.27 million in cash and $14.26 million in Loral Skynet Preferred Stock. After payment of the dividend, $214.26 million of Loral Skynet Preferred Stock was issued and outstanding.

Accounting for Stock Based Compensation

Effective October 1, 2005, in connection with our adoption of fresh-start accounting, we adopted the fair value method of accounting for stock based compensation, for all stock options granted by us after October 1, 2005, pursuant to the prospective method provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123R”). We use the Black-Scholes-Merton option-pricing model to measure fair value of these stock option awards.

Prior to October 1, 2005, we followed the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”), an amendment of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). We accounted for stock-based compensation for employees using the intrinsic value method (as defined below) as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under APB 25, no compensation expense was recognized for employee share option grants because the exercise price of the options granted equaled the market price of the underlying shares on the date of grant (the “intrinsic value method”). We used the Black-Scholes-Merton option pricing model to determine the pro forma effect. If we had used the fair value method under SFAS 123, our pro-forma net loss and pro-forma loss per share would not have been materially different than reported on the accompanying consolidated statements of operations for the three and nine months ended September 30, 2005.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

During 2006 and 2005, we continued to maintain a 100% valuation allowance against our net deferred tax assets. However, upon emergence from bankruptcy in 2005, we reversed our valuation allowance related to $2.0 million of deferred tax assets for AMT credit carryforwards. We will continue to maintain the valuation allowance until sufficient positive evidence exists to support its reversal. If, in the future, we were to determine that we will be able to realize all or a portion of the benefit from our deferred tax assets, any reduction to the valuation allowance as of October 1, 2005 will first reduce goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital. The income tax provision for the three and nine month periods ended September 30, 2006 and 2005 includes our current provision for federal, state and foreign income taxes and adjustment, if required, to tax contingency liabilities for potential audit issues. The provision for 2005 also includes certain changes to the valuation allowance.

Our policy is to establish tax contingency liabilities for potential audit issues. The tax contingency liabilities are based on our estimate of the probable amount of additional taxes that may be due in the future. Any additional taxes due would be determined only upon completion of current and future federal, state and international tax audits. At September 30, 2006, the Company had $47.1 million and $0.4 million of tax contingency liabilities included in long-term liabilities and income taxes payable, respectively. At December 31, 2005, the Company had $41.8 million and $0.4 million of tax contingency liabilities included in long-term liabilities and income taxes payable, respectively.

Pensions and Other Employee Benefits

The following table provides the components of net periodic benefit cost for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Successor		Predecessor
	Registrant		Registrant
	Three Months Ended		Three Months Ended
	September 30, 2006		September 30, 2005
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits
Service cost	$2,088	$441	$2,095	$(24)
Interest cost	5,217	1,292	6,045	781
Expected return on plan assets	(5,689)	(26)	(5,133)	(48)
Amortization of prior service cost	(699)	(119)	(9)	(481)
Amortization of net loss	—	63	1,862	457

	$917	$1,651	$4,860	$685

	Successor		Predecessor
	Registrant		Registrant
	Nine Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2005
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits
Service cost	$8,838	$1,041	$7,787	$680
Interest cost	16,617	3,542	17,601	3,407
Expected return on plan assets	(16,539)	(26)	(15,343)	(78)
Amortization of prior service cost	(699)	(119)	(27)	(1,443)
Amortization of net loss	—	63	4,976	1,843

	$8,217	$4,501	$14,994	$4,409

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective July 1, 2006, we amended our pension plan to standardize the future benefits earned at all company locations. These amendments did not change any benefits earned through June 30, 2006. As a result of the amendments, all locations now have a career average plan that requires a contribution in order to receive the highest level of benefits. All current participants now earn future benefits under the same formula and have the same early retirement provisions. The amendments did not apply to certain employees under a bargaining unit arrangement. Additionally, employees hired after June 30, 2006, will not participate in the defined benefit pension plan, but will participate in our defined contribution savings plan with an enhanced benefit. As a result of these amendments, our ongoing pension expense has been reduced commencing July 1, 2006, and it is expected that our cash funding requirement will be less than previously anticipated commencing in 2007.

In September 2006, Loral made the minimum required contribution of $2.3 million to the pension plan and made an additional voluntary contribution to the pension plan of $25.2 million. The additional voluntary contribution was made to improve the funded status of the pension plan and to reduce future expected contributions.

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Successor	Predecessor
	Registrant	Registrant
	Nine Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2005
Non-cash operating activities:
Unrealized losses on available-for-sale securities		$(99)

Unrealized net losses on derivatives, net of taxes		$(487)

Non-cash financing activities:
Issuance of preferred stock by subsidiary as payment for dividend	$14,260

Supplemental information:
Interest paid, net of capitalized interest	$14,510

Taxes paid, net of refunds	$2,512	$2,166

Cash (paid) received for reorganization items:
Professional fees	$(9,581)	$(17,533)

Restructuring costs		$(55)

Interest income		$2,536

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. We are required to adopt the provisions of this statement as of January 1, 2008. We are currently evaluating the impact of adopting SFAS 157.

SFAS 158

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans, (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We are required to adopt the provisions of this statement as of December 31, 2006. We are currently evaluating the impact of adopting SFAS 158.

4.	Discontinued Operations

On March 17, 2004, we completed the sale of our North American satellites and related assets to certain affiliates of Intelsat, Ltd. and Intelsat (Bermuda), Ltd. (collectively “Intelsat”). The operating revenues and expenses of these assets and interest expense on Old Loral’s secured debt had been classified as discontinued operations under SFAS No. 144. As a result of the resolution of the contingencies primarily relating to the completion of the Intelsat Americas 8 (Telstar 8) satellite, which was successfully launched on June 23, 2005, we recognized on our income statement the previously deferred gain on the sale of $11.4 million, net of taxes of $4.3 million, during the quarter ended June 30, 2005. The tax provision on the gain was reduced by $2.6 million during the quarter ended September 30, 2005, as a result of finalization of Loral’s 2004 tax returns, resulting in a net gain recorded of $14.0 million.

5.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Registrant	Registrant	Registrant	Registrant
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Net income (loss)	$1,186	$(25,204)	$(26,050)	$(58,830)
Cumulative translation adjustment	56	(73)	193	(222)
Unrealized losses on available-for-sale securities	—	(54)	—	(99)
Foreign currency hedging:
Reclassifications into revenue and cost of sales from other comprehensive income, net of taxes	—	(14)	—	(487)

Comprehensive income (loss)	$1,242	$(25,345)	$(25,857)	$(59,638)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Contracts-in-Process

	September 30,	December 31,
	2006	2005
	(In thousands)

Amounts billed	$32,331	$38,913
Unbilled receivables	31,929	34,671

	$64,260	$73,584

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

When we filed for Chapter 11, SS/L’s hedges with counterparties (primarily yen denominated forward contracts) were cancelled leaving SS/L subject to foreign currency fluctuations in the future. The absence of forward contracts exposes SS/L’s future revenues, costs and cash associated with anticipated yen and EURO denominated receipts and payments to currency fluctuations. As of September 30, 2006, SS/L had the following amounts denominated in Japanese yen (which were translated into U.S. dollars based on the September 30, 2006 exchange rate) that were unhedged (in millions):

	Japanese Yen	U.S.$

Future revenues	¥139	$1.2
Future expenditures	3,100	26.3

At September 30, 2006, SS/L also had future expenditures in EUROs of 7.5 million ($9.5 million U.S.) that were unhedged.

Foreign exchange gains (losses) of $68,000 and $35,000 for the three months ended September 30, 2006 and 2005, respectively, and ($129,000) and ($931,000) for the nine months ended September 30, 2006 and 2005, respectively, are reflected on the condensed consolidated statement of operations as other income (expense).

7.	Property, Plant and Equipment

	September 30,	December 31,
	2006	2005
	(In thousands)

Land and land improvements	$27,533	$27,833
Buildings	53,193	52,873
Leasehold improvements	6,096	6,352
Satellites in-orbit, including satellite transponder rights of $116.7 million	366,196	366,196
Satellites under construction	25,021	197
Earth stations	18,135	17,710
Equipment, furniture and fixtures	74,016	61,937
Other construction in progress	11,454	5,096

	581,644	538,194
Accumulated depreciation and amortization	(68,740)	(17,691)

	$512,904	$520,503

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization expense for property, plant and equipment was $17.5 million and $16.7 million and $51.4 million and $54.3 million for the three and nine months ended September 30, 2006 and 2005, respectively.

In January 2004, our Telstar 14/Estrela do Sul-1 (“EDS”) satellite’s North solar array only partially deployed after launch, diminishing the power and life expectancy of the satellite. During the nine months ended September 30, 2005, Loral received $205 million in insurance proceeds, representing the full settlement amount, from its insurers.

8.	Investment in and Advances to Affiliates

Investment in and advances to affiliates consists of (in thousands):

	September 30,	December 31,
	2006	2005

XTAR equity investment	$98,737	$104,616

Equity losses in affiliate, consists of (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Registrant	Registrant	Registrant	Registrant
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
XTAR	$(2,575)	$(1,239)	$(5,879)	$(2,796)

The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Registrant	Registrant	Registrant	Registrant
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenues	$3,063	$5,410	$11,517	$10,025
Elimination of our proportionate share of profit relating to affiliate transactions	(40)	(69)	(327)	(75)
Profit relating to affiliate transactions not eliminated	32	55	257	59

XTAR

XTAR, L.L.C. (“XTAR”), is a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”), a consortium comprised of leading Spanish telecommunications companies, including Hispasat, S.A., and agencies of the Spanish government. We own 56% of XTAR (accounted for under the equity method since we do not control certain significant operating decisions) and Hisdesat owns 44%. XTAR was formed to provide satellite-based X-band communications services to United States, Spanish and allied governments. XTAR successfully launched its XTAR-EUR satellite on February 12, 2005 and it commenced service in March 2005. XTAR also leases eight X-band transponders (to be marketed as XTAR-LANT) on the Spainsat satellite, which was constructed by SS/L for Hisdesat. Spainsat was successfully launched on March 11, 2006 and commenced service in April 2006. The XTAR-EUR and XTAR-LANT satellites provide high-power X-band communication services over a large portion of the earth, including North America west to Colorado Springs, Colorado; South America, Europe, and the Middle East; Asia east to Singapore; and the Atlantic and Indian Oceans.

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

In May 2005, XTAR signed a contract with the U.S. Department of State for the lease of transponder capacity for a period of three years with two one-year options. The State Department is authorized pursuant to its procurement guidelines to lease up to $137.0 million for a specified capacity under this contract, to the extent that capacity is available. To date, the U.S. Department of State has committed to lease two transponders under this contract, having a total lease value of $19.3 million, and has the right, at its option, to renew the leases for additional terms, which, if fully exercised, would bring the total value of the leases to $34 million. There can be no assurance as to how much, if any, additional capacity the U.S. Department of State may lease from XTAR under this contract. XTAR also has contracts to provide services to the U.S. Department of Defense, the Spanish Ministry of Defense and the Danish armed forces.

XTAR entered into a Launch Services Agreement with Arianespace, S.A. (“Arianespace”) providing for launch of its satellite on Arianespace’s Ariane 5 ECA launch vehicle. Arianespace provided a one-year, $15.8 million, 10% interest paid-in-kind (i.e., paid in additional debt) loan for a portion of the launch price, secured by certain of XTAR’s assets, including the XTAR-EUR satellite, ground equipment and rights to the orbital slot. The remainder of the launch price consists of a revenue-based fee to be paid over time by XTAR. If XTAR is unable to repay the Arianespace loan when due, Arianespace may seek to foreclose on the XTAR assets pledged as collateral, which would adversely affect our investment in XTAR. Through a series of amendments to the loan agreement, XTAR and Arianespace agreed to extend the maturity date of the loan to September 30, 2007. As part of these amendments, XTAR agreed to make scheduled and excess cash payments, as well as foregoing the ability to incur secured debt with the Arianespace collateral. As of September 30, 2006, $9.6 million was outstanding under the Arianespace loan.

The following table presents summary financial data for XTAR (in millions):

Statement of Operations Data:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Revenues	$2.6	$4.0	$9.8	$8.7
Operating loss	(3.6)	(0.7)	(7.0)	(1.8)
Net loss	(4.5)	(2.1)	(9.9)	(4.9)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet Data:

	September 30,	December 31,
	2006	2005

Current assets	$6.0	$7.4
Total assets	134.2	142.8
Current liabilities	20.7	21.1
Long-term liabilities	31.9	30.2
Members’ equity	81.6	91.5

Other Data:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Depreciation and Amortization	$2.4	$2.4	$7.2	$4.8

Satmex

In 1997, in connection with the privatization of Satmex by the Mexican Government of its satellite services business, Loral and Principia S.A. de C.V. (“Principia”) formed a joint venture that acquired 75% of the outstanding capital stock of Satmex. In addition to the $647 million of cash that was given to the Mexican Government for this 75% interest, as part of the acquisition, a wholly owned subsidiary of the joint venture, Servicios Corporativos Satelitales S.A. de C.V. (“Servicios”), which held this 75% ownership interest in Satmex, was required to issue a seven-year government obligation (“Government Obligation”) to the Mexican Government. The Government Obligation had an initial face amount of $125 million that accreted at 6.03% annually to $189 million as of December 30, 2004, its maturity date. There is no guarantee of this debt by Satmex; however, Loral and Principia pledged their respective membership interests in the joint venture in a collateral trust to support this obligation. In 1999, Loral and Principia increased their investment stake in Satmex by purchasing direct equity interests in Satmex, which interests were not pledged in favor of the Mexican Government.

As Servicios did not repay the Government Obligation when due, the Mexican Government commenced a liquidation proceeding in Mexico against Servicios. As part of the contemplated Satmex restructuring discussed below, it is expected that the Mexican Government will receive the economic benefit of the shares in Satmex held by Servicios in full satisfaction of the Government Obligation, while the direct equity interests in Satmex held by Loral and Principia will be converted to 1.33% and 0.67%, respectively, of the outstanding common equity interest in a restructured Satmex.

On June 29, 2005, Satmex filed a petition for reorganization in Mexico (the “Concurso Mercantil”). In April 2006, Satmex, the holders of a majority of its floating rate notes and the holders of more than two-thirds of its fixed rate notes, together with Loral, Principia and Servicios, entered into an agreement (the “Satmex Restructuring Agreement”) to restructure Satmex’s existing indebtedness and re-align its capital structure. Pursuant to this agreement, Satmex filed a restructuring plan in its Concurso Mercantil but provided for the Plan’s final implementation through the commencement of a case under Chapter 11 in the U.S. Bankruptcy Court and the prosecution of a pre-negotiated plan of reorganization under Chapter 11. On July 17, 2006 the Mexican bankruptcy court issued an order approving such restructuring plan in the Concurso Mercantil, which order became final and non-appealable on July 31, 2006. On August 11, 2006, Satmex filed a voluntary petition for reorganization under Chapter 11 in the U.S. Bankruptcy Court to implement its restructuring plan (the “Satmex Restructuring Plan”).

Under the Satmex Restructuring Plan, the equity of Satmex will be held 78% by the holders of Satmex’s fixed rate notes (representing 43% of the voting rights in a reorganized Satmex), 20% by the Mexican Government and Servicios (for the benefit of the Mexican Government) (representing 55% of the voting rights), and 2% in the aggregate by Loral and Principia. The Satmex Restructuring Plan further provides that all the shares of Satmex, including the shares to be issued to Loral, will be transferred to two Mexican equity trusts for the purpose of facilitating a potential sale of 100% of the equity of Satmex. Additionally, holders of the fixed rate notes and

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

floating rate notes will receive new secured debt securities in the reorganized Satmex. On October 26, 2006, the U.S. Bankruptcy Court entered an order confirming the Satmex Restructuring Plan. Effectiveness of the plan, however, is subject to satisfaction of various conditions, including the satisfactory resolution of the Servicios liquidation proceeding.

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

Satmex Settlement Agreement

On June 14, 2005, Loral Space & Communications Holdings Corporation (“LSCC”), Loral Skynet, a division of Loral SpaceCom, Loral Skynet Network Services, Inc. (“LSNS”) and SS/L (collectively the “Loral Entities”) and Satmex entered into an agreement to be implemented through various amendments and agreements with respect to various transactions involving the Loral Entities and Satmex (the “Settlement Agreement”), including but not limited to the contract for the procurement of Satmex 6 between SS/L and Satmex (the “Satmex 6 SPA”), the management services agreement among Loral SpaceCom, Principia and Satmex (the “Management Services Agreement”), the license agreement between Loral SpaceCom and Satmex (the “License Agreement”), and various transponder agreements between certain of the Loral Entities and Satmex. Pursuant to the terms of the Settlement Agreement, Satmex and the Loral Entities agreed to offset certain amounts owing between them, and SS/L agreed to give Satmex an allowed claim of $3.7 million in SS/L’s Chapter 11 Case. In addition, SS/L and Satmex terminated their respective obligations under the Satmex 6 SPA, and entered into a new contract pursuant to which SS/L agreed to perform certain additional work, as well as renewed its commitment to provide its continued support for the launch of Satmex 6 provided that SS/L’s obligation to provide certain services under the new contract is expressly subject to certain conditions, including Satmex obtaining the approval of the Settlement Agreement and the underlying transactions with any court(s) and other authorities with jurisdiction over its reorganization proceeding. Also pursuant to the Settlement Agreement, Loral SpaceCom and Satmex agreed to terminate the Management Services Agreement and the License Agreement. As part of the consideration for the various benefits conferred by the Loral Entities to Satmex under the terms of the Settlement Agreement, including without limitation, the elimination of Satmex’s obligation to make orbital incentive and end of life bonus payments in respect of Satmex 6, Satmex has agreed to lease to LSCC for the life of the satellite, without any further consideration, two 36 MHz Ku-band transponders and two 36 MHz C-band transponders on Satmex 6 (the “Satmex 6 Lease”). Upon emergence from bankruptcy, LSCC assigned its rights under this lease agreement to SS/L. The Settlement Agreement was approved by the Bankruptcy Court in our Chapter 11 Cases on July 26, 2005 and became effective on August 5, 2005. Upon receipt of Bankruptcy Court approval, Loral Skynet recorded income of $4.6 million in the third quarter of 2005 representing the reversal of reserves and accruals recorded in previous periods. Assumption of the Settlement Agreement and its related agreements have likewise been approved by the conciliador in Satmex’s Concurso Mercantil, as well as the U.S. Bankruptcy Court in Satmex’s Chapter 11 case.

On the effective date of the Satmex Restructuring Plan, the Satmex 6 Lease, as well as a lease agreement between Satmex and Loral Skynet for three transponders on Satmex 5, will be converted from a lease arrangement to a usufructo, a property right under Mexican law which grants the holder a right of use to the subject property. The Satmex 6 satellite was launched in May 2006 and commenced operations in July 2006. As of September 30, 2006, however, we have not recorded the financial benefit of the Satmex 6 Lease pending further progress in the Satmex restructuring. Loral Skynet currently has rights to the Satmex 6 lease capacity and is currently marketing these transponders.

Other

As of September 30, 2006, we owned approximately 2.7% of Globalstar, Inc., which, on November 1, 2006 completed an initial public offering. We have agreed not to sell 70% of our Globalstar, Inc. holdings of 1,609,896 shares, for at least 180 days following the completion of its offering.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company holds various indirect ownership interests in three foreign companies that currently serve as exclusive service providers for Globalstar service in Brazil, Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral had written-off its investments in these companies and because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies net losses. The Company is considering whether to make an additional investment of up to $15 million in one of these companies. We also own an indirect interest in a U.S. based distributor that has the exclusive right to sell Globalstar services to certain agencies within the U.S. Government. In connection with the settlement of a litigation matter involving this business, on October 17, 2006, we agreed to transfer this interest to Globalstar for $500,000. We had previously written-off our interest in such investment.

9.	Goodwill and Other Intangible Assets

Goodwill

Goodwill was established in connection with our adoption of fresh-start accounting. The following table summarizes the changes in the carrying amount of goodwill for the period December 31, 2005 to September 30, 2006 (in thousands):

Goodwill balance at December 31, 2005	$340,094
Adjustments:
Deferred revenues — fair value	6,070
Fixed assets — fair value	502
Intangibles — fair value	(212)
Contracts-in-process — fair value	(171)

Goodwill balance at September 30, 2006	$346,283

These adjustments are based upon the work of Loral and our financial consultants to determine the relative fair values of our assets and liabilities (see Note 3).

Other Intangible Assets

Other Intangible Assets, net of accumulated amortization, were $117 million and $137 million as of September 30, 2006 and December 31, 2005, respectively, and are included in Other Assets on our condensed consolidated balance sheet. Other Intangible Assets were established in connection with our adoption of fresh-start accounting. Other Intangible Assets consist of (in millions, except years):

	Weighted Average
	Remaining	September 30, 2006		December 31, 2005
	Amortization Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Internally developed software and technology	5	$59.0	$(10.8)	$59.8	$(2.7)
Orbital slots	10	10.8	(1.5)	15.8	(0.8)
Trade names	19	13.2	(0.7)	13.2	(0.2)
Customer relationships	14	20.0	(1.3)	20.0	(0.3)
Customer contracts	7	33.0	(6.8)	32.0	(2.1)
Other intangibles	3	2.7	(0.6)	2.7	(0.1)

		$138.7	$(21.7)	$143.5	$(6.2)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total amortization expense for other intangible assets was $5.2 million and $0.8 million for the three months ended September 30, 2006 and 2005, respectively, and $15.9 million and $2.5 million for the nine months ended September 30, 2006 and 2005, respectively. Annual amortization expense for other intangible assets for the five years ended December 31, 2010 is estimated to be as follows (in millions):

2006	$20.9
2007	19.9
2008	19.2
2009	18.2
2010	14.6

10.	Debt

	September 30,	December 31,
	2006	2005
	(In thousands)

Loral Skynet 14.0% senior secured notes due 2015 (principal amount $126 million)	$128,112	$128,191

On November 21, 2005, pursuant to the Plan of Reorganization, Loral Skynet issued $126 million of 14% Senior Secured Notes due 2015, which notes are guaranteed on a senior secured basis by our subsidiary Loral Asia Pacific Satellite (HK) Limited and all of Loral Skynet’s existing domestic, wholly-owned subsidiaries. During the first four years after the Effective Date, we may redeem the notes at a redemption price of 110% plus accrued and unpaid interest, but only if we do not receive an objection notice from holders of two-thirds of the principal amount of the notes. After this four-year period, the notes are redeemable at our option at a redemption price of 110%, declining over time to 100% in 2014, plus accrued and unpaid interest. The Loral Skynet Notes bear interest at a rate of 14% per annum payable in cash semi-annually, except that interest will be payable in-kind to the extent that the amount of such interest would exceed certain Adjusted EBITDA calculations for Loral Skynet, as detailed in the indenture. The proceeds from the Loral Skynet Notes have been used by Loral Skynet to finance, in part, the consummation of the Plan of Reorganization and the payment of the fees and expenses relating thereto. On July 17, 2006, Loral Skynet paid $11.5 million in cash of accrued interest on the 14% Senior Secured Notes. At September 30, 2006, accrued interest on the 14% senior secured notes was $3.8 million and is included in accrued interest and preferred dividends on our condensed consolidated balance sheet.

SS/L Letter of Credit Facility

On November 21, 2005, SS/L entered into a $20 million amended and restated letter of credit agreement with JPMorgan Chase Bank extending the maturity date of the facility to December 31, 2006. Existing letters of credit issued and outstanding became letters of credit under this new letter of credit agreement. Letters of credit are available until the earlier of the stated maturity of the letter of credit, the termination of the facility or December 31, 2006. Outstanding letters of credit are fully cash collateralized. As of September 30, 2006, $1.2 million of letters of credit under this facility were issued and outstanding.

On October 31, 2006, SS/L entered into an amendment to this amended and restated letter of credit agreement further extending the maturity of the facility to December 31, 2007 and reducing the facility availability to $15 million. Outstanding letters of credit remain fully collateralized.

11.	Commitments and Contingencies

Financial Matters

SS/L has deferred revenue and accrued liabilities for performance warranty obligations relating to satellites sold to customers, which could be affected by future performance. These reserves for expected costs for warranty

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reimbursement and support are based on historical failure rates. However, in the event of a catastrophic failure, which cannot be predicted, these reserves likely will not be sufficient. SS/L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for the nine months ended September 30, 2006, is as follows (in millions):

Balance of deferred amounts at January 1, 2006	$40.5
Accruals for deferred amounts issued during the period	3.7
Accruals relating to pre-existing contracts (including changes in estimates)	8.6

Balance of deferred amounts at September 30, 2006	$52.8

Many of SS/L’s satellite contracts permit SS/L’s customers to pay a portion of the purchase price for the satellite over time subject to the continued performance of the satellite (“orbitals”) and certain of SS/L’s satellite contracts require SS/L to provide vendor financing to its customers, or a combination of these contractual terms. Some of these arrangements are provided to customers that are start-up companies or companies in the early stages of building their businesses. There can be no assurance that these companies or their businesses will be successful and, accordingly, that these customers will be able to fulfill their payment obligations under their contracts with SS/L. We believe that these provisions will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided. Moreover, SS/L’s receipt of orbital payments is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. Since these orbital receivables could be affected by future satellite performance, there can be no assurance that SS/L will be able to collect all or a portion of these receivables.

On June 7, 2006, SS/L entered into a Customer Credit Agreement (the “Credit Agreement”) with Sirius Satellite Radio Inc. (“Sirius”), effective as of May 31, 2006. Under the Credit Agreement, SS/L has agreed, if requested, to make loans to Sirius in an aggregate principal amount of up to $100,000,000 to finance the purchase of the Sirius FM-5 Satellite (the “Satellite”), including to reimburse Sirius for certain payments made by it under the satellite purchase agreement with SS/L dated May 31, 2006 (the “Purchase Agreement”). Any loans made under the Credit Agreement will be secured by Sirius’ rights under the Purchase Agreement, including its rights to the Satellite. The loans also will be guaranteed by Satellite CD Radio, a subsidiary of Sirius Inc., and, subject to certain exceptions, will be guaranteed by any future material subsidiary that may be formed by Sirius thereafter. The maturity date of any loans will be the earliest to occur of (i) April 6, 2009, (ii) 90 days after the Satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the Satellite. Loans made under the Credit Agreement generally bear interest at a variable rate equal to three-month LIBOR plus a margin. The Credit Agreement permits Sirius to prepay all or a portion of the loans outstanding without penalty. As of September 30, 2006, Sirius had made the required milestone payments to SS/L under the Purchase Agreement and, accordingly, no loans were outstanding under the Credit Agreement. As of September 30, 2006, Sirius was eligible to borrow $30 million under the Credit Agreement.

In September 2006, Loral Skynet terminated APT’s leasehold interests with respect to two transponders on Telstar 18 by exercising its option to accelerate the lease termination payment that would otherwise have been payable by Loral Skynet to APT in August 2009. In connection with the early termination, Loral Skynet made a payment to APT of $9.1 million. As a result, our long-term liabilities as of September 30, 2006 have been reduced to $20.6 million, reflecting the reduction of the present value of our lease termination obligation to APT, which now consists of a payment of $18.1 million in 2008 for four transponders and a payment of $9.1 million for two transponders in 2009. During the quarter ended September 30, 2006, we recorded a charge to Satellite Services cost of sales of $1.0 million in connection with this transaction, which represents the difference between the payment made and the present value of our lease termination obligation for the two transponders at the date of the transaction.

On August 17, 2006, The Boeing Company (“Boeing”) delivered to Loral Skynet a termination notice pursuant to which all the transponders leased by it on our Estrela do Sul satellite are to be terminated by December 31, 2006.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 29, 2006, an affiliate of Boeing signed an agreement with Loral Skynet to lease transponder capacity on Estrela do Sul for a period of 20 months beginning January 2007 and ending August 2008, with an option to renew the contract for two consecutive one year periods. To exercise the termination option, Boeing paid a termination fee of $14.9 million on September 29, 2006. This termination fee has been recognized as Revenue from Satellite Services in our condensed consolidated statement of operations for the periods ended September 30, 2006. In addition, Boeing prepaid $4.0 million for future services under the September 2006 agreement that is included in deferred revenue in our condensed consolidated balance sheet.

During the quarter ended September 30, 2006, the Company initiated steps to restructure its Network Services global operations. Network Services is a component of the Satellite Services segment. The plan calls for termination of certain operating leases and involuntary termination of certain employees and is expected to be completed by March 2007. During the quarter ended September 30, 2006, we incurred $0.9 million of costs associated with this plan, of which $0.8 million was for employee termination costs. We expect to incur an additional $1.3 million of costs associated with this plan, of which $1.0 million will be for lease termination costs.

Loral Skynet has in the past entered into prepaid leases, sales contracts and other arrangements relating to transponders on its satellites. Under the terms of these agreements, as of September 30, 2006, Loral Skynet continues to provide for a warranty for periods of two to eight years for sales contracts and other arrangements (seven transponders), and prepaid leases (two transponders). Depending on the contract, Loral Skynet may be required to replace transponders which do not meet operating specifications. Substantially all customers are entitled to a refund equal to the reimbursement value if there is no replacement, which is normally covered by insurance. In the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer. For other arrangements, in the event of transponder failure where replacement capacity is not available on the satellite, one customer is not entitled to reimbursement, and the other customer’s reimbursement value is based on contractually prescribed amounts that decline over time.

Satellite Matters

Satellites are built with redundant components or additional components to provide excess performance margins to permit their continued operation in case of component failure, an event that is not uncommon in complex satellites. Twenty of the satellites built by SS/L and launched since 1997, three of which are owned and operated by our subsidiaries or affiliates, have experienced losses of power from their solar arrays. There can be no assurance that one or more of the affected satellites will not experience additional power loss. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. During the third quarter of 2006, due to power loss caused by solar array failures, Loral Skynet removed from service through the end of life certain unutilized transponders on one of its satellites and will remove additional transponders from service on this satellite in order to maintain sufficient power to operate the remaining transponders for its specified life. As of September 30, 2006, although opportunity for future utilization growth has been eliminated, Loral Skynet does not believe the carrying value of this satellite has been impaired or the estimated useful life of the satellite has been significantly affected by this power loss. Loral Skynet will, however, continue to evaluate the impact of the power loss caused by the solar array failures. A complete or partial loss of a satellite’s capacity could result in a loss of orbital incentive payments to SS/L and, in the case of satellites owned by Loral Skynet and its affiliates, a loss of revenues and profits. With respect to satellites under construction and the construction of new satellites, based on its investigation of the matter, SS/L has identified and has implemented remediation measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of these measures will cause any significant delay in the launch of satellites under construction or the construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses, and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, we believe that this matter will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided.

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

Certain of our satellites are currently operating using back-up components because of the failure of primary components. If the back-up components fail and we are unable to restore redundancy, these satellites could lose capacity or be total losses, which would result in a loss of revenues and profits. For example, in July 2005, in the course of conducting our normal operations, we determined that the primary command receiver on two of our satellites had failed. These satellites, which are equipped with redundant command receivers designed to provide full functional capability through the full design life of the satellite, continue to function normally and service to customers has not been affected. Moreover, on one of these satellites, SS/L has successfully completed implementation of a software workaround that fully restores the redundant command receiver functionality. On the other satellite, SS/L has successfully completed implementation of an interim software workaround that partially restores the redundant command receiver functionality, and SS/L expects to implement a permanent software workaround that will fully restore the redundant command receiver functionality, although no assurance can be provided.

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

Loral currently insures the on-orbit performance of the satellites in its Satellite Services segment. Typically such insurance is for a policy period of one year subject to renewal. It has been difficult, however, to obtain full insurance coverage for satellites that have, or are part of a product line of satellites that have, experienced problems in the past. Insurers have required either exclusions of certain components or have placed limitations on coverage in connection with insurance renewals for such satellites in the future. We cannot assure, upon the expiration of an insurance policy, that we will be able to renew the policy on terms acceptable to us or that we will not elect to self-insure and forego commercial insurance for the satellite. The loss of a satellite would have a material adverse effect on our financial performance and may not be adequately mitigated by insurance. In October 2006, we renewed our on-orbit performance policy under substantially the same terms as the currently expiring policy.

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

Legal Proceedings

Class Action Securities Litigations

In August 2003, plaintiffs Robert Beleson and Harvey Matcovsky filed a purported class action complaint against Bernard L. Schwartz in the United States District Court for the Southern District of New York. The complaint seeks, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleges (a) that Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about our financial condition relating to the sale of assets to Intelsat and our Chapter 11 filing and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from June 30, 2003 through July 15, 2003, excluding the defendant and certain persons related to or affiliated with him. In November 2003, three other complaints against Mr. Schwartz with substantially similar allegations were consolidated into the Beleson case. In February 2004, a motion to dismiss the complaint in its entirety was denied by the court. The defendant filed an answer in March 2004. In January 2006, the case was stayed, and a conference to discuss the status of the case has now been adjourned until the first quarter of 2007. Since this case was not brought against Old Loral, but only against one of its officers, we believe, although no assurance can be given, that, to the extent that any award is ultimately granted to the plaintiffs in this action, the liability of New Loral, if any, with respect thereto is limited solely to claims for indemnification against Old Loral by the defendant as described below under “Indemnification Claims.”

In November 2003, plaintiffs Tony Christ, individually and as custodian for Brian and Katelyn Christ, Casey Crawford, Thomas Orndorff and Marvin Rich, filed a purported class action complaint against Bernard L. Schwartz and Richard J. Townsend in the United States District Court for the Southern District of New York. The complaint seeks, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleges (a) that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Old Loral’s financial condition relating to the restatement in 2003 of the financial statements for the second and third quarters of 2002 to correct accounting for certain general and administrative expenses and the alleged improper accounting for a satellite transaction with APT Satellite Company Ltd. and (b) that each of the defendants is secondarily liable for

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from July 31, 2002 through June 29, 2003, excluding the defendants and certain persons related to or affiliated with them. In October 2004, a motion to dismiss the complaint in its entirety was denied by the court. The defendants filed an answer to the complaint in December 2004. In January 2006, the case was stayed, and a conference to discuss the status of the case has now been adjourned until the first quarter of 2007. Since this case was not brought against Old Loral, but only against certain of its officers, we believe, although no assurance can be given, that to the extent that any award is ultimately granted to the plaintiffs in this action, the liability of New Loral, if any, with respect thereto is limited solely to claims for indemnification against Old Loral by the defendants as described below under “Indemnification Claims.”

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

In addition, two insurers under Old Loral’s directors and officers liability insurance policies have denied coverage with respect to the case titled In re: Loral Space ERISA Litigation, each claiming that coverage should be provided under the other’s policy. In December 2004, one of the defendants in that case filed a lawsuit in the United States District Court for the Southern District of New York seeking a declaratory judgment as to his right to receive coverage under the policies. In March 2005, the insurers filed answers to the complaint and one of the insurers filed

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a cross claim against the other insurer which such insurer answered in April 2005. In August and October 2005, each of the two potentially responsible insurers moved separately for judgment on the pleadings, seeking a court ruling absolving it of liability to provide coverage of the ERISA action. In March 2006, the court granted the motion of one of the insurers and denied the motion of the other insurer. Discovery with regard to defenses to coverage asserted by the potentially responsible insurer has ended, and the defendant insurer has stated that it will make a motion for summary judgment. We believe, although no assurance can be given, that the liability of New Loral, if any, with respect to the In re: Loral Space ERISA Litigation case or with respect to the related insurance coverage litigation is limited solely to claims for indemnification against Old Loral by the defendants as described below under “Indemnification Claims” and, to the extent that any award is ultimately granted to the plaintiffs in this action, to distributions under the Plan of Reorganization as described above.

Globalstar Related Class Action Securities Litigations

On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited (“GTL”) and Globalstar, L.P. (“Globalstar”) against GTL, Old Loral, Bernard L. Schwartz and other defendants were consolidated into one action titled In re: Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation, Old Loral and Bernard L. Schwartz seeking, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ costs and expenses. The complaints alleged (a) that all defendants (except Old Loral) violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar’s business and prospects, (b) that defendants Old Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of Globalstar, (c) that defendants GTL and Mr. Schwartz are liable under Section 11 of the Securities Act of 1933 (the “Securities Act”) for untrue statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Old Loral and Mr. Schwartz are secondarily liable under Section 15 of the Securities Act for GTL’s primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related to or affiliated with them. This case was preliminarily settled by Mr. Schwartz in July 2005 for $20 million with final approval of the settlement in December 2005. In September 2006, two objectors to the settlement who had filed appeals concerning the attorneys’ fees awarded to the plaintiffs withdrew their appeals with prejudice. Mr. Schwartz has commenced a lawsuit against Globalstar’s directors and officers liability insurers seeking to recover the full settlement amount plus legal fees and expenses incurred in enforcing his rights under Globalstar’s directors and officers liability insurance policy. In addition, Mr. Schwartz has filed a proof of claim against Old Loral asserting a general unsecured prepetition claim for, among other things, indemnification relating to this case. Mr. Schwartz and Old Loral have agreed that in no event will his claim against Old Loral with respect to the settlement of this case exceed $25 million. If Mr. Schwartz’s claim ultimately becomes an allowed claim under the Plan of Reorganization and assuming he is not reimbursed by Globalstar’s insurers, Mr. Schwartz would be entitled to a distribution under the Plan of Reorganization of New Loral common stock based upon the amount of the allowed claim. Any such distribution of stock would be in addition to the 20 million shares of New Loral common stock being distributed under the Plan of Reorganization to other creditors. Instead of issuing such additional shares, New Loral may elect to satisfy any allowed claim in cash in an amount equal to the number of shares to which plaintiffs would have been entitled multiplied by $27.75 or in a combination of additional shares and cash. We believe, although no assurance can be given, that New Loral will not incur any material loss as a result of this settlement.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reorganization Matters

In connection with our Plan of Reorganization, certain claims have been filed against Old Loral and its Debtor Subsidiaries, the validity or amount of which we dispute. We are in the process of resolving these disputed claims, which may involve litigation in the Bankruptcy Court. To the extent any disputed claims become allowed claims, the claimants would be entitled to distributions under the Plan of Reorganization based upon the amount of the allowed claim, payable either in cash for claims against SS/L or Loral SpaceCom or in New Loral common stock for all other claims. We have accrued only the amount we believe is valid for disputed claims payable in cash, although there can be no assurance that this amount will be sufficient to cover all such claims that ultimately become allowed claims. The remaining claims from the Plan of Reorganization payable in cash and the expenses associated with completing the reorganization activity aggregate approximately $4 million at September 30, 2006. As of October 2, 2006, we have reserved approximately 157,000 of the 20 million shares of New Loral common stock distributable under the Plan of Reorganization for disputed claims that may ultimately be payable in common stock. To the extent that disputed claims do not become allowed claims, shares held in reserve on account of such claims will be distributed pursuant to the Plan of Reorganization pro rata to claimants with allowed claims.

Confirmation of our Plan of Reorganization was opposed by the Official Committee of Equity Security Holders (the “Equity Committee”) appointed in the Chapter 11 Cases and by the self-styled Loral Stockholders Protective Committee (“LSPC”). Shortly before the hearing to consider confirmation of the Plan of Reorganization, the Equity Committee also filed a motion seeking authority to prosecute an action on behalf of the estates of Old Loral and its Debtor Subsidiaries seeking to unwind as fraudulent, a guarantee provided by Old Loral in 2001, of certain indebtedness of Loral Orion, Inc. (the “Motion to Prosecute”). By separate Orders dated August 1, 2005, the Bankruptcy Court confirmed the Plan of Reorganization (the “Confirmation Order”) and denied the Motion to Prosecute (the “Denial Order”). On or about August 10, 2005, the LSPC appealed (the “Confirmation Appeal”) to the United States District Court for the Southern District of New York (the “District Court”) the Confirmation Order and the Denial Order. On February 3, 2006, we filed with the District Court a motion to dismiss the Confirmation Appeal. On May 26, 2006, the District Court granted our motion to dismiss the Confirmation Appeal. The LSPC subsequently filed a motion for reconsideration of such dismissal, which the District Court denied on June 14, 2006 (the “Reconsideration Order”). On or about July 12, 2006, a person purportedly affiliated with the LSPC appealed the dismissal of the Confirmation Appeal and the Reconsideration Order to the United States Court of Appeals for the Second Circuit. (the “Second Circuit Confirmation Appeal”). The Second Circuit Confirmation Appeal is currently scheduled to be heard in the first quarter of 2007.

On or about January 27, 2006, the LSPC filed with the Bankruptcy Court a motion pursuant to section 1144 of the Bankruptcy Code (the “Revocation Motion”), pursuant to which the LSPC sought revocation of the Confirmation Order. On February 6, 2006, we filed an objection to the Revocation Motion, in which we objected to the relief sought in the Revocation Motion and requested that the Bankruptcy Court impose sanctions against the LSPC. At a hearing before the Bankruptcy Court on April 10, 2006 to consider the LSPC’s Revocation Motion, the LSPC withdrew the Revocation Motion, with prejudice, and, on April 18, 2006, the Bankruptcy Court entered an order (the “Revocation Withdrawal Order”) confirming that such motion was withdrawn, with prejudice. On April 27, 2006, the LSPC filed an appeal of the Revocation Withdrawal Order (the “1144 Appeal”). On June 20, 2006, the Bankruptcy Court approved and entered a stipulation, agreement and order (the “First LSPC Appeal Stipulation”), pursuant to which, among other things, the LSPC’s 1144 Appeal was deemed withdrawn, with prejudice.

At a hearing held on March 30, 2005, the Bankruptcy Court denied the “Motion of the LSPC for a Court Order for Relief From Automatic Stay and Order for the Annual Election of the Loral Board of Directors” (the “Election Motion”). Pursuant to the Election Motion, the LSPC sought an order compelling Old Loral to hold an annual meeting of shareholders. Although the Bankruptcy Court did not enter its Order denying the Election Motion until March 31, 2005, on March 30, 2005, the LSPC filed with the Bankruptcy Court a Notice of Appeal of the Bankruptcy Court’s denial of the Election Motion (the “Shareholder Meeting Appeal”). In addition, in connection with the Shareholder Meeting Appeal, in March 2006, our attorneys were provided by electronic mail with a copy of

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the LSPC’s “Application for Permission to Certify Interlocutory Appeal to Judge Jones’s Recent Orders Regarding LSPC’s Appeal of Robert Drain’s Denial to Order an Annual Meeting and to Elect Directors” (the “LSPC Interlocutory Application”). In addition, on or about September 8, 2006, the LSPC filed an expedited motion (the “Expedited Motion”) in the District Court seeking (i) sanctions against the Company; (ii) withdrawal of the reference of the Company’s underlying bankruptcy case from the Bankruptcy Court to the District Court; and (iii) a temporary restraining order to preclude the Company’s prosecution of the Sanctions Request (as described below) against the LSPC. By letter dated September 14, 2006, the LSPC also requested that the Sanctions Request pending in the Bankruptcy Court against the LSPC be removed to the District Court and consolidated with the Expedited Motion. On October 17, 2006, the District Court denied the Expedited Motion and related request for consolidation.

The LSPC has also filed various appeals of Bankruptcy Court orders relating to fees and expenses of professionals paid by the Debtors in the Chapter 11 Cases. In particular, on March 24, 2006, the LSPC filed a “Notice of Partial Appeal” of the order of the Bankruptcy Court entered on March 8, 2006 granting the final fee applications of certain of the retained professionals in the Chapter 11 Cases (the “Fee Appeal”). Pursuant to the First LSPC Appeal Stipulation, the Fee Appeal was deemed withdrawn, with prejudice. In addition, on April 27, 2006, the LSPC filed an appeal of the Bankruptcy Court’s order entered on April 20, 2006 denying the LSPC’s motion for disgorgement of fees paid by the Debtors’ to their financial advisor, Greenhill & Co. (the “Greenhill Disgorgement Appeal”) Also, on April 27, 2006, the LSPC filed an appeal of the order of the Bankruptcy Court entered on April 20, 2006 denying the LSPC’s application seeking reimbursement from the Debtors’ estates of certain fees and expenses incurred by the LSPC in connection with the Chapter 11 Cases (the “503(b) Appeal”).

In connection with the LSPC’s Greenhill Disgorgement Appeal, in July 2006, the LSPC filed with the District Court a pleading in which it appears that it is seeking to have the District Court consider the Revocation Motion despite the First LSPC Appeal Stipulation and grant certain other relief relating to the Chapter 11 Cases despite the dismissal by the District Court of its appeal relating to the Confirmation Order and despite the Reconsideration Order (the “1144 Component Appeal”). On August 11, 2006, the Company filed a motion in the District Court to dismiss the 1144 Component Appeal. On September 6, 2006, the Company filed with the Bankruptcy Court a request for sanctions against the LSPC (the “Sanctions Request”), seeking reimbursement for any and all costs incurred by the Company in responding to actions taken by the LSPC in violation of the First LSPC Appeal Stipulation, including, but not limited to, the LSPC’s renewed efforts to obtain relief under Section 1144 of the Bankruptcy Code in the context of the Greenhill Disgorgement Appeal.

At a hearing before the Bankruptcy Court on October 24, 2006, the LSPC agreed to withdraw with prejudice all of its pending appeals against the Company, including the Shareholder Meeting Appeal, the LSPC Interlocutory Application, the Fee Appeal, the Greenhill Disgorgement Appeal, the 503(b) Appeal, the 1144 Appeal and the 1144 Component Appeal, and the Company agreed to withdraw with prejudice the Sanctions Request. The LSPC and the Company have signed a stipulation, agreement and order to reflect these agreements, which was approved by the Bankruptcy Court at a hearing held on October 24, 2006.

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

The Official Committee of Unsecured Creditors in the Chapter 11 Cases of Old Loral objected to a portion of the fees paid by Old Loral to its financial advisor in the Chapter 11 Cases, Greenhill & Co., LLC (“Greenhill”), claiming, among other things, that, under its engagement letter with Old Loral, Greenhill was not entitled to a transaction fee as a result of the sale of Old Loral’s North American satellite fleet to Intelsat in March 2004 (the “Intelsat Sale”). On July 21, 2006, the Bankruptcy Court entered an order (the “Greenhill Order”) in which it ruled that Greenhill was not entitled to a transaction fee as a result of the Intelsat Sale, and, accordingly, that Greenhill

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was obligated to return to the Company $4.6 million, subject to adjustment based on the outcome of certain remaining issues in the matter. In October 2006, the Creditors’ Committee and Greenhill agreed to a settlement of their dispute pursuant to which Greenhill will return to the Company $3.3 million. The Company will record a benefit related to this refund in the fourth quarter of 2006.

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

SS/L entered into several long-term launch services agreements with various launch providers to secure future launches for its customers, including Loral and its affiliates. SS/L had launch services agreements with International Launch Services (“ILS”) which covered a number of launches. In November 2002, SS/L elected to terminate one of those future launches, which had a termination liability equal to SS/L’s deposit of $5 million. Subsequently, SS/L received a letter from ILS alleging SS/L’s breach of the agreements and purporting to terminate the launch service agreements and all remaining launches. Despite ILS’s wrongful termination of the agreements and all remaining launches, to protect its interest, SS/L also terminated a second launch, which had a termination liability equal to its deposit of $5 million, but reserved all of its rights against ILS. As a result, SS/L recognized a non-cash charge to earnings of $10 million in the fourth quarter of 2002 with respect to the two terminated launches. In June 2003, to protect its interest, SS/L also terminated a third launch, which had a termination liability equal to $23.5 million, and SS/L recognized a non-cash charge to earnings of $23.5 million in the second quarter of 2003 with respect to this launch. SS/L also reserved all of its rights at that time against ILS. In April 2004, SS/L commenced an adversary proceeding against ILS in the Bankruptcy Court to seek recovery of $37.5 million of its deposits. In June 2004, ILS filed counterclaims in the Bankruptcy Court, and, in January 2005, the Bankruptcy Court dismissed two of ILS’s four counterclaims. In the two remaining counterclaims, ILS was seeking to recover damages, in an unspecified amount, as a result of our alleged failure to assign to ILS two satellite launches and $38 million in lost revenue due to our alleged failure to comply with a contractual obligation to assign to ILS the launch of another satellite. After a hearing in October 2005 on cross motions for summary judgment, the Bankruptcy Court ruled that SS/L was entitled to recover from ILS at least $9 million, representing the excess of the deposits that SS/L paid to ILS over the termination liabilities. The Bankruptcy Court further ruled that this $9 million payment was subject to ILS’s counterclaims. In addition, the Bankruptcy Court ruled that ILS wrongfully terminated the launch service agreements with SS/L but that whether SS/L is entitled to the $28.5 million in remaining deposits involved factual questions that must be the subject of a trial after further discovery. In September 2006, SS/L and ILS settled their dispute. Pursuant to the settlement, ILS paid SS/L $18 million, each of the parties granted the other a release from all claims arising from or relating to the adversary proceeding and the underlying launch service agreements, and the adversary proceeding and each party’s claims and counterclaims in the Bankruptcy Court were dismissed.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the settlement, SS/L recognized a gain on litigation settlement of $9 million in the third quarter of 2006.

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

On or about November 6, 2006, plaintiff Maxine Babus, derivatively on behalf of Loral Space & Communications Inc., filed a shareholder derivative complaint in the Supreme Court of the State of New York against all the members of the Loral board of directors and against Loral as a nominal defendant. The complaint alleges, among other things, that the directors breached their fiduciary duties, including the fiduciary duty of loyalty in connection with the Company’s agreement to sell $300 million in new convertible preferred stock to MHR Fund Management L.L.C., the Company’s largest stockholder. The complaint seeks, among other things, preliminary and permanent injunctive relief, an award of compensatory damages in an amount to be determined and plaintiff’s costs and disbursements, including attorneys’ and experts’ fees and expenses.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income (Loss) Per Share

Basic income (loss) per share is computed based upon the weighted average number of shares of common stock outstanding. Diluted loss per share for 2005 excludes the assumed conversion of the Old Loral Series C Preferred Stock (936,371 shares) and the Old Loral Series D Preferred Stock (185,104 shares), as their effect would have been antidilutive. As of September 30, 2006 and 2005, there were 1,380,452 and 2,002,870 options to purchase common stock outstanding, respectively, that were excluded from the calculation of diluted loss per share, as their effect would have been antidilutive. In addition, for the three and nine months ended September 30, 2005 there were 617,226 warrants to purchase Old Loral common stock outstanding that were excluded from the calculation of diluted loss per share as their effect would have been antidilutive. The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Successor	Predecessor	Successor	Predecessor
	Registrant	Registrant	Registrant	Registrant
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Numerator for basic and diluted income (loss) per share:
Income (loss) from continuing operations	$1,186	$(27,800)	$(26,050)	$(72,797)
Gain on sale of discontinued operations, net of taxes	—	2,596	—	13,967

Net income (loss)	$1,186	$(25,204)	$(26,050)	$(58,830)

Denominator:
Weighted average common shares outstanding	20,000	44,108	20,000	44,108

Basic and diluted income (loss) per share:
Continuing operations	$0.06	$(0.63)	$(1.30)	$(1.65)
Discontinued operations	—	0.06	—	0.32

Income (loss) per share	$0.06	$(0.57)	$(1.30)	$(1.33)

13.	Segments

We are organized into two operating segments: Satellite Services and Satellite Manufacturing (see Note 1 regarding our operating segments). We use Adjusted EBITDA to evaluate operating performance of our segments, to allocate resources and capital to such segments, to measure performance for incentive compensation programs, and to evaluate future growth opportunities.

The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization”. In evaluating financial performance, we use revenues and operating income (loss) before depreciation and amortization, including amortization of stock based compensation, and reorganization expenses due to bankruptcy (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before: reorganization expenses due to bankruptcy; gain on discharge of pre-petition obligations and fresh-start adjustments; gain (loss) on investments; other income (expense); equity in net income (losses) of affiliates; and minority interest, net of tax.

Adjusted EBITDA allows investors to compare our operating results with that of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, reorganization expenses due to bankruptcy, net losses of affiliates and minority interest. Financial results of competitors in our industry have

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, and effects of investments not directly managed. The use of Adjusted EBITDA allows investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense. In addition, during Chapter 11, we only recognized interest expense on the actual interest payments we made. During this period, we did not make any further interest payments on our debt obligations after March 17, 2004, the date we repaid our secured bank debt. Reorganization expenses due to bankruptcy were only incurred during the period we were in Chapter 11. These expenses have been excluded from Adjusted EBITDA to maintain comparability with our results during periods we were not in Chapter 11 and with the results of competitors using similar measures.

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

Intersegment revenues primarily consists of satellites under construction by Satellite Manufacturing for Satellite Services and the leasing of transponder capacity by Satellite Manufacturing from Satellite Services. Summarized financial information concerning the reportable segments is as follows (in millions):

Three Months Ended September 30, 2006

	Satellite	Satellite
Successor Registrant	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)(4)	$51.5	$175.2		$226.7
Intersegment revenues	0.7	15.8		16.5

Operating segment revenues	$52.2	$191.0		243.2

Eliminations(3)				(16.4)

Operating revenues as reported				$226.8

Segment Adjusted EBITDA before eliminations(4)	$28.0	$15.9	$(7.7)	$36.2

Eliminations(3)				(0.1)

Adjusted EBITDA				36.1
Depreciation and amortization	$(11.4)	$(6.6)	$(0.6)	(18.6)

Operating income from continuing operations				17.5
Interest and investment income				6.9
Interest expense				(8.0)
Income tax provision				(6.3)
Equity loss in affiliates				(2.5)
Minority interest				(6.4)

Net income				$1.2

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended September 30, 2006

	Satellite	Satellite
Successor Registrant	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)(4)	$124.1	$467.5		$591.6
Intersegment revenues	2.2	26.1		28.3

Operating segment revenues	$126.3	$493.6		619.9

Eliminations(3)				(28.2)

Operating revenues as reported				$591.7

Segment Adjusted EBITDA before eliminations(4)	$54.8	$33.4	$(21.9)	$66.3

Eliminations(3)				(2.5)

Adjusted EBITDA				63.8
Depreciation and amortization	$(33.2)	$(18.2)	$(1.6)	(53.0)

Operating income from continuing operations				10.8
Interest and investment income				16.4
Interest expense				(18.7)
Other income				1.0
Income tax provision				(11.4)
Equity loss in affiliates				(5.9)
Minority interest				(18.3)

Net loss				$(26.1)

Other Data:
Total assets(5)	$702.6	$966.5	$54.1	$1,723.2

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended September 30, 2005

	Satellite	Satellite
Predecessor Registrant	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$40.0	$120.3		$160.3
Intersegment revenues	1.1	3.0		4.1

Operating segment revenues	$41.1	$123.3		164.4

Eliminations(3)				(4.4)

Operating revenues as reported				$160.0

Segment Adjusted EBITDA before eliminations(4)	$18.9	$4.8	$(5.0)	$18.7

Eliminations(3)				(8.8)

Adjusted EBITDA				9.9
Depreciation and amortization(5)	$(13.6)	$(4.0)	$(0.1)	(17.7)

Reorganization expenses due to bankruptcy				(18.6)

Operating loss from continuing operations				(26.4)
Interest and investment income				2.3
Interest expense				(1.5)
Income tax provision				(1.1)
Equity loss in affiliates				(1.2)
Minority interest				0.1

Loss from continuing operations				$(27.8)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended September 30, 2005

	Satellite	Satellite
Predecessor Registrant	Services	Manufacturing	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$111.3	$318.6		$429.9
Intersegment revenues	3.2	10.9		14.1

Operating segment revenues	$114.5	$329.5		444.0

Eliminations(3)				(14.8)

Operating revenues as reported				$429.2

Segment Adjusted EBITDA before eliminations(4)	$39.8	$15.2	$(17.3)	$37.7

Eliminations(3)				(12.3)

Adjusted EBITDA				25.4
Depreciation and amortization(5)	$(48.8)	$(11.9)	$(0.5)	(61.2)

Reorganization expenses due to bankruptcy				(31.2)

Operating loss from continuing operations				(67.0)
Interest and investment income				6.4
Interest expense				(4.0)
Other income (expense)				(0.9)
Income tax provision				(4.6)
Equity loss in affiliates				(2.8)
Minority interest				0.1

Loss from continuing operations				$(72.8)

Other Data:
Total assets(5)	$521.5	$510.7	$68.8	$1,101.0

(1)	Represents corporate expenses incurred in support of our operations and continuing expenses related to the remaining bankruptcy matters.

(2)	Includes revenues from affiliates of $3.1 million and $5.4 million for the three months ended September 30, 2006 and 2005, respectively, and $11.5 million and $10.0 million for the nine months ended September 30, 2006 and 2005, respectively.

(3)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA for satellites under construction by SS/L for wholly owned subsidiaries and for Satellite Services leasing transponder capacity to SS/L.

(4)	Satellite Services Revenues and EBITDA include $14.9 million resulting from receipt of a customer termination payment for the three and nine months ended September 31, 2006. Satellite Manufacturing EBITDA includes a $9.0 million gain on litigation settlement for the three and nine months ended September 31, 2006, and a warranty expense accrual of $7 million and $5 million for the three months ended September 30, 2006 and 2005, respectively, and $8 million and $10 million for the nine months ended September 30, 2006 and 2005, respectively.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Amounts are presented after the elimination of intercompany profit. Total assets include $93.7 million, $252.6 million and zero goodwill for Satellite Services, Satellite Manufacturing and Corporate, respectively, as of September 30, 2006.

14.	Subsequent Events

Preferred Stock Offering

On October 17, 2006, Loral entered into a Securities Purchase Agreement (the “Purchase Agreement”) with MHR Fund Management LLC pursuant to which MHR Fund Management LLC and/or its affiliates (“MHR”) would purchase from the Company $300 million of 7 1/2 % convertible perpetual preferred stock. The transaction is subject to customary closing conditions. The Company plans to use the proceeds from this financing, together with its existing resources, to pursue both internal and external growth opportunities in the satellite communications industry, including strategic transactions or alliances.

On October 27, 2006, in response to certain shareholders’ recent expressions of interest in participating in the Company’s financing plans, the Company requested that MHR consider proposing an alternative to the Purchase Agreement that would include the participation of all interested shareholders. MHR has indicated to the Company that its response will be forthcoming.

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

We adopted fresh-start accounting as of October 1, 2005, in accordance with Statement of Position No. 90-7, Financial Reporting of Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Accordingly, our financial information disclosed under the heading “Successor Registrant” for the periods ended and as of September 30, 2006, is presented on a basis different from, and is therefore not comparable to, our financial information disclosed under the heading “Predecessor Registrant” for the periods ended and as of September 30, 2005.

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

Satellite Services

Through Loral Skynet Corporation (“Loral Skynet”), we provide satellite capacity and networking infrastructure to our commercial and government customers for a wide range of video and data transmission services, including video and direct-to-home (“DTH”) broadcasting, high-speed data distribution, internet access, communications and managed network services via satellite. While we compete with fiber optic cable and other terrestrial delivery systems, primarily for point-to-point applications, Loral Skynet has been able to combine the inherent advantages of each technology to provide its customers with complete end-to-end services. Since FSS satellites remain in a fixed point above the earth’s equator, they provide inherent advantages over terrestrial systems for certain applications, such as broadcast or point-to-multipoint transmission of video and broadband data. A satellite offers instant infrastructure. It can cover large geographic areas, sometimes entire hemispheres, and can not only provide services to populated areas, but can also better serve areas with inadequate terrestrial infrastructures, low-density populations or difficult geographic terrain.

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

Competition in the satellite services market has been intense in recent years due to a number of factors, including transponder over-capacity in certain geographic regions and increased competition from fiber. This competition has put further pressure on prices already depressed by the telecommunications industry downturn earlier this decade. A stronger economy and an increase in capital available for expanded consumer and enterprise-level services have led to an improvement in demand. Much of Loral Skynet’s currently unleased capacity, however, is over geographic regions where the market is characterized by excess capacity, coupled with weak demand, or where regulatory obstacles are such that we find ourselves at a competitive disadvantage versus local operators. Loral Skynet’s growth depends on its ability to successfully market the capacity available on its international fleet of satellites, to differentiate itself from its competition through superior customer service and to fund additional satellite acquisitions.

During the quarter ended September 30, 2006, Loral Skynet initiated steps to restructure its Network Services global operations. Network Services is a component of the Satellite Services segment. The plan calls for termination of certain operating leases and involuntary termination of certain employees and is expected to be completed by March 2007. The plan is expected to result in aggregate charges of $2.2 million of which $0.9 million was incurred during the quarter ended September 30, 2006 (see Note 11 to the financial statements).

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

While its requirement for ongoing capital investment to maintain its current capacity is relatively low, the satellite manufacturing industry is a knowledge-intensive business, the success of which relies heavily on its technological heritage and the skills of its workforce. The breadth and depth of talent and experience resident in SS/L’s workforce of approximately 1,870 personnel is one of our key competitive resources.

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

Critical success factors for both of our segments include maintaining our reputation for reliability, quality and superior customer service. These factors are vital to securing new customers and retaining current ones. At the same time, we must continue to contain costs, and maximize efficiencies. Loral Skynet is focused on increasing the capacity utilization of its satellite fleet, as well as identifying opportunities for fleet expansion. SS/L is focused on increasing bookings and backlog in 2006, while maintaining the cost efficiencies and process improvements realized over the past several years. In addition, SS/L must continue to align its direct workforce with the level of awards. In order to complete construction of all the satellites in backlog and to accommodate long-term growth, SS/L will need, and is in the process of hiring additional staff. Long-term growth at SS/L will likely require expanded facilities and working capital.

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

On October 17, 2006, the Company entered into an agreement under which affiliates of MHR Fund Management LLC (“MHR”), our largest shareholder, would purchase $300 million of convertible perpetual preferred stock (see Note 14 to the financial statements). The Company plans to use the proceeds from this financing, together with its existing resources, to pursue both internal and external growth opportunities in the satellite communications industry, including strategic transactions or alliances.

Consolidated Operating Results

See Critical Accounting Matters in our latest Annual Report on Form 10-K filed with the SEC and Note 3 to the financial statements.

The following discussion of revenues and Adjusted EBITDA reflects the results of our operating business segments for the three and nine months ended September 30, 2006 and 2005. The balance of the discussion relates to our consolidated results, unless otherwise noted. As previously discussed, we emerged from Chapter 11 on November 21, 2005 and adopted fresh-start accounting as of October 1, 2005. As a result of the adoption of fresh-start accounting, the Successor Registrant’s financial statements are not comparable with the Predecessor Registrant’s financial statements.

The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization”. In evaluating financial performance, we use revenues and operating income (loss) before depreciation and amortization, including amortization of stock based compensation, and reorganization expenses due to bankruptcy (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before: reorganization expenses due to bankruptcy; gain on discharge of pre-petition obligations and fresh-start adjustments; gain (loss) on investments; other income (expense); equity in net income (losses) of affiliates; and minority interest, net of tax.

Adjusted EBITDA allows investors to compare our operating results with that of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, reorganization expenses due to bankruptcy, net losses of affiliates and minority interest. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, and effects of investments not directly managed. The use of Adjusted EBITDA allows investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense. In addition, during Chapter 11, we only recognized interest expense on the actual interest payments we made. During this period, we did not make any further interest payments on our debt obligations after March 17, 2004, the date we repaid our secured bank debt. Reorganization expenses due to bankruptcy were only incurred during the period we were in Chapter 11. These expenses have been excluded from Adjusted EBITDA to maintain comparability with our results during periods we were not in Chapter 11 and with the results of competitors using similar measures.

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

Revenues:

	Successor	Predecessor	Successor	Predecessor
	Registrant	Registrant	Registrant	Registrant
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(In millions)		(In millions)
Satellite Services(3)	$52.2	$41.1	$126.3	$114.5
Satellite Manufacturing	191.0	123.3	493.6	329.5

Segment revenues	243.2	164.4	619.9	444.0
Eliminations(1)	(16.4)	(4.4)	(28.2)	(14.8)

Revenues as reported(2)	$226.8	$160.0	$591.7	$429.2

Adjusted EBITDA:

	Successor	Predecessor	Successor	Predecessor
	Registrant	Registrant	Registrant	Registrant
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(In millions)		(In millions)
Satellite Services(3)	$28.0	$18.9	$54.8	$39.8
Satellite Manufacturing(3)	15.9	4.8	33.4	15.2
Corporate expenses(4)	(7.7)	(5.0)	(21.9)	(17.3)

Segment Adjusted EBITDA before eliminations	36.2	18.7	66.3	37.7
Eliminations(1)	(0.1)	(8.8)	(2.5)	(12.3)

Adjusted EBITDA	$36.1	$9.9	$63.8	$25.4

Reconciliation of Adjusted EBITDA to Net Income (Loss):

	Successor	Predecessor	Successor	Predecessor
	Registrant	Registrant	Registrant	Registrant
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(In millions)		(In millions)
Adjusted EBITDA	$36.1	$9.9	$63.8	$25.4
Depreciation and amortization	(18.6)	(17.7)	(53.0)	(61.2)
Reorganization expenses due to bankruptcy	—	(18.6)	—	(31.2)

Operating income (loss) from continuing operations	17.5	(26.4)	10.8	(67.0)
Interest and investment income	6.9	2.3	16.4	6.4
Interest expense	(8.0)	(1.5)	(18.7)	(4.0)
Other income (expense)	—	—	1.0	(0.9)
Income tax provision	(6.3)	(1.1)	(11.4)	(4.6)
Equity in net losses of affiliates	(2.5)	(1.2)	(5.9)	(2.8)
Minority interest	(6.4)	0.1	(18.3)	0.1

Income (loss) from continuing operations	1.2	(27.8)	(26.1)	(72.8)
Gain on sale of discontinued operations, net of taxes	—	2.6	—	14.0

Net income (loss)	$1.2	$(25.2)	$(26.1)	$(58.8)

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA for satellites under construction by SS/L for Satellite Services and for Satellite Services leasing transponder capacity to SS/L.

(2)	Includes revenues from affiliates of $3.1 million and $5.4 million for the three months September 30, 2006 and 2005, respectively, and $11.5 million and $10.0 million for the nine months ended September 30, 2006 and 2005, respectively.

(3)	Satellite Services Revenue and EBITDA include $14.9 million resulting from receipt of a customer termination payment for the three and nine months ended September 31, 2006. Satellite Manufacturing EBITDA includes a $9.0 million gain on litigation settlement for the three and nine months ended September 31, 2006, and a warranty expense accrual of $7 million and $5 million for the three months ended September 30, 2006 and 2005, respectively, and $8 million and $10 million for the nine months ended September 30, 2006 and 2005, respectively.

(4)	Represents corporate expenses incurred in support of our operations and continuing expenses related to the remaining bankruptcy matters.

Three Months Ended September 30, 2006 Compared With September 30, 2005

Revenues from Satellite Services

	Successor	Predecessor
	Registrant	Registrant
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	% Increase/
	2006	2005	(Decrease)
	(In millions)
Revenues from Satellite Services before specific items	$37	$36	3%
Customer termination payment	15	—
Cash basis customer payments	—	5
Eliminations	(1)	(1)	(48)%

Revenues from Satellite Services as reported	$51	$40	30%

Revenues from Satellite Services as reported increased $11 million for the three months ended September 30, 2006 compared to 2005. Revenues from Satellite Services before specific items and eliminations increased $1 million for the three months ended September 30, 2006 compared to 2005, primarily resulting from increased fixed satellite services volume of $2 million, partially offset by a reduction in professional services of $1 million. Revenues from Satellite Services as reported also increased as a result of receipt of a customer termination payment of $15 million by Boeing in connection with the termination of services on our Estrela do Sul satellite (see Note 11 to the financial statements), partially offset by revenue associated with a payment made by a cash basis customer of $5 million in 2005. Eliminations consist of revenues from leasing transponder capacity to Satellite Manufacturing.

Revenues from Satellite Manufacturing

	Successor	Predecessor
	Registrant	Registrant
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	% Increase/
	2006	2005	(Decrease)
	(In millions)
Revenues from Satellite Manufacturing	$191	$123	55%
Eliminations	(16)	(3)

Revenues from Satellite Manufacturing as reported	$175	$120	46%

Revenues from Satellite Manufacturing before eliminations increased by $68 million for the three months ended September 30, 2006 as compared to 2005, primarily as a result of increased bookings from satellite awards in 2005 and 2006. Eliminations consist of revenues from satellites under construction by SS/L for Satellite Services. As a result, revenues from Satellite Manufacturing as reported increased $55 million for the three months ended September 30, 2006 as compared to 2005.

Cost of Satellite Services

	Successor	Predecessor
	Registrant	Registrant
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	% Increase/
	2006	2005	(Decrease)
	(In millions)
Cost of Satellite Services includes:
Cost of Satellite Services before depreciation and amortization	$14	$14	(4)%
Depreciation and amortization	11	14	(16)%
	—	—
Total cost of Satellite Services as reported	$25	$28	(10)%

Cost of Satellite Services as a % of Satellite Services revenues as reported	49%	71%

Cost of Satellite Services as reported decreased $3 million for the three months ended September 30, 2006 as compared to 2005. This decrease was primarily due to a reduction of depreciation and amortization expense of $3 million in 2006 as compared to 2005, primarily resulting from the net effect of the amortization of fair value adjustments in connection with the adoption of fresh-start accounting on October 1, 2005 and cost reductions in third party capacity and in-orbit insurance of $1 million, partially offset by a charge of $1 million related to the buyout of a customer lease (See Note 11 to the financial statements.)

Cost of Satellite Manufacturing

	Successor	Predecessor
	Registrant	Registrant
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	% Increase/
	2006	2005	(Decrease)
	(In millions)
Cost of Satellite Manufacturing includes:
Cost of Satellite Manufacturing before the following specific identified charges	$148	$107	38%
Accrued warranty obligations	7	5	32%
Depreciation and amortization	7	4	67%

Total cost of Satellite Manufacturing as reported	$162	$116	39%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	92%	97%

Cost of Satellite Manufacturing as reported increased $46 million for the three months ended September 30, 2006 as compared to 2005. Cost of Satellite Manufacturing before the specific identified charges shown above increased $41 million for the three months ended September 30, 2006 as compared to 2005 primarily due to the increased sales and the related costs of new satellites under construction. Cost of Satellite Manufacturing as reported also increased as a result of an increase in depreciation and amortization expense of $3 million, primarily resulting from the net effect of the amortization of fair value adjustments in connection with the adoption of fresh-start accounting on October 1, 2005 and by a warranty expense accrual of $7 million recorded in 2006 as compared with $5 million in 2005, based upon an analysis of the status of satellites in-orbit.

Gain on Litigation Settlement

Represents a $9 million recovery of launch vehicle deposits in connection with a claim against a supplier for the wrongful termination of launch service agreements (see Note 11 to the financial statements).

Selling, General and Administrative Expenses

	Successor	Predecessor
	Registrant	Registrant
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	% Increase/
	2006	2005	(Decrease)
	(In millions)
Selling, general and administrative expenses	$30	$23	30%
Continuing expenses related to remaining bankruptcy matters	1	—

Selling, general and administrative expenses	$31	$23	34%

% of revenues as reported	14%	14%

Selling, general and administrative expenses increased $8 million for the three months ended September 30, 2006 as compared to 2005. The increase was attributable to higher corporate expenses of $2 million, primarily related to litigation costs, higher research and development costs of $2 million at SS/L, bad debt recoveries of $2 million at Satellite Services in 2005, and after the adoption of fresh-start accounting, continuing expenses related to the remaining bankruptcy matters are recorded in general and administrative expenses and totaled $1 million for the three months ended September 30, 2006.

Reorganization Expenses Due to Bankruptcy

	Successor	Predecessor
	Registrant	Registrant
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
(In millions)
Reorganization expenses due to bankruptcy	$—	$19

Reorganization expenses due to bankruptcy decreased $19 million for the three months ended September 30, 2006 as compared to 2005 as a result of the adoption of fresh-start accounting on October 1, 2005. After the adoption of fresh-start accounting, continuing expenses related to the remaining bankruptcy matters are recorded in general and administrative expenses. See Note 2 to the financial statements for a description of the components of reorganization expenses due to bankruptcy for the three months ended September 30, 2005.

Interest and Investment Income

	Successor	Predecessor
	Registrant	Registrant
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
(In millions)
Interest and Investment Income	$7	$2

The interest income increase of $5 million for the three months ended September 30, 2006 as compared to 2005, is primarily due to higher cash balances and higher short-term interest rates earned in 2006 over 2005 including an increase at SS/L of $4 million due to collections on satellite manufacturing programs, partially offset by lower SS/L interest income on vendor financing and orbital incentives of $1 million.

Interest Expense

	Successor	Predecessor
	Registrant	Registrant
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
	(In millions)
Interest cost before capitalized interest	$9	$2
Capitalized interest	(1)	—

Interest expense	$8	$2

Interest cost increased $6 million for the three months ended September 30, 2006 as compared to 2005, primarily due to $4 million of interest expense recognized on the Loral Skynet 14% senior secured notes issued in connection with our Plan of Reorganization and a Satellite Manufacturing interest accrual of $3 million related to a warranty obligation, partially offset by capitalized interest of $1 million due to higher construction in process balances.

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

The income tax provision was $6.3 million for the three months ended September 30, 2006 as compared to $1.1 million for 2005 on a pre-tax income of $16.5 million for 2006 and a pre-tax loss of $25.6 million for 2005. The increase to our provision for 2006 was primarily attributable to federal and foreign income taxes accrued on the pre-tax income for the current period and additional tax contingency reserves.

Equity Losses in Affiliates

	Successor	Predecessor
	Registrant	Registrant
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
(In millions)
XTAR	$(3)	$(1)

XTAR commenced commercial operations in 2005 with the launch of its satellite in February 2005. The increase in equity losses in XTAR in the three months ended September 30, 2006 represents our share of higher XTAR losses incurred in connection with its start-up (see Note 8 to the financial statements).

Minority Interest

Minority interest increased for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, as a result of the $6 million dividend accrual for the Loral Skynet Series A preferred stock issued in connection with our Plan of Reorganization (See Note 3 to the financial statements).

Nine Months Ended September 30, 2006 Compared With September 30, 2005

Revenues from Satellite Services

	Successor	Predecessor
	Registrant	Registrant
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	% Increase/
	2006	2005	(Decrease)
	(In millions)
Revenues from Satellite Services before specific items	$111	$110	2%
Customer termination payment	15	—
Cash basis customer payments	—	5
Eliminations	(2)	(4)	(43)%

Revenues from Satellite Services as reported	$124	$111	12%

Revenues from Satellite Services as reported increased $13 million for the three months ended September 30, 2006 compared to 2005. Revenues from Satellite Services before specific items increased $1 million for the nine months ended September 30, 2006 compared to 2005, primarily due to increased fixed satellite services volume of $6 million, partially offset by a reduction in revenue of $5 million due to a reduction in our professional services and the sale of our business television service. Revenues from Satellite Services as reported increased as a result of receipt of a customer termination payment of $15 million by Boeing in connection with the termination of services on our Estrela do Sul satellite (see Note 11 to the financial statements), partially offset by revenue associated with a payment made by a cash basis customer of $5 million in 2005. Eliminations consist of revenues from leasing transponder capacity to Satellite Manufacturing.

Revenues from Satellite Manufacturing

	Successor	Predecessor
	Registrant	Registrant
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	% Increase/
	2006	2005	(Decrease)
	(In millions)
Revenues from Satellite Manufacturing	$494	$330	50%
Eliminations	(26)	(11)	139%

Revenues from Satellite Manufacturing as reported	$468	$319	47%

Revenues from Satellite Manufacturing before eliminations increased by $164 million for the nine months ended September 30, 2006 as compared to 2005, primarily as a result of increased bookings from satellite awards in 2005 and 2006. Eliminations consist of revenues from satellites under construction by SS/L for Satellite Services. As a result, revenues from Satellite Manufacturing as reported increased $149 million for the nine months ended September 30, 2006 as compared to 2005.

Cost of Satellite Services

	Successor	Predecessor
	Registrant	Registrant
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	% Increase/
	2006	2005	(Decrease)
	(In millions)
Cost of Satellite Services includes:
Cost of Satellite Services before depreciation and amortization	$40	$45	(13)%
Depreciation and amortization	33	49	(32)%

Total cost of Satellite Services as reported	$73	$94	(23)%

Cost of Satellite Services as a % of Satellite Services revenues as reported	59%	85%

Cost of Satellite Services as reported decreased $21 million for the nine months ended September 30, 2006 as compared to 2005. This decrease was primarily due to a reduction of depreciation and amortization expense of $16 million in 2006 as compared to 2005, primarily resulting from the net effect of the amortization of fair value adjustments in connection with the adoption of fresh-start accounting on October 1, 2005, other cost reductions of $6 million, primarily for third party capacity, ground segment support and in-orbit insurance. These reductions were partially offset by a charge of $1 million related to the buyout of a customer lease (see Notes 11 and 13 to the financial statements).

Cost of Satellite Manufacturing

	Successor	Predecessor
	Registrant	Registrant
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	% Increase/
	2006	2005	(Decrease)
	(In millions)
Cost of Satellite Manufacturing includes:
Cost of Satellite Manufacturing before the following specific identified charges	$400	$269	48%
Accrued warranty obligations	8	10	(20)%
Depreciation and amortization	18	12	53%

Total cost of Satellite Manufacturing as reported	$426	$291	46%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	91%	91%

Cost of Satellite Manufacturing as reported increased $135 million for the nine months ended September 30, 2006 as compared to 2005. Cost of Satellite Manufacturing before the specific identified charges shown above increased $131 million for the nine months ended September 30, 2006 as compared to 2005, primarily due to the increased sales and the related costs of new satellites under construction. Cost of Satellite Manufacturing also increased as a result of an increase in depreciation and amortization expense of $6 million, primarily resulting from the net effect of the amortization of fair value adjustments in connection with the adoption of fresh-start accounting on October 1, 2005, partially offset by a warranty expense accrual of $8 million recorded in 2006 as compared with $10 million in 2005, based upon an analysis of the status of satellites in-orbit.

Gain on Litigation Settlement

Represents a $9 million recovery of launch vehicle deposits in connection with a claim against a supplier for the wrongful termination of launch service agreements (see Note 11 to the financial statements).

Selling, General and Administrative Expenses

	Successor	Predecessor
	Registrant	Registrant
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,	% Increase/
	2006	2005	(Decrease)
	(In millions)
Selling, general and administrative expenses	$87	$80	10%
Continuing expenses related to remaining bankruptcy matters	4	—

Selling, general and administrative expenses	$91	$80	15%

% of revenues as reported	15%	19%

Selling, general and administrative expenses increased $11 million for the nine months ended September 30, 2006 as compared to 2005. The increase was attributable to higher research and development costs of $3 million at SS/L, bad debt recoveries of $2 million at Satellite Services in 2005 and after the adoption of fresh-start accounting, continuing expenses related to the remaining bankruptcy matters are recorded in general and administrative expenses and totaled $4 million for the nine months ended September 30, 2006, amortization of stock option compensation of $2 million and higher costs at SS/L of $1 million related to expanding its direct workforce, partially offset by lower bid and proposal costs of $2 million.

Reorganization Expenses Due to Bankruptcy

	Successor	Predecessor
	Registrant	Registrant
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
(In millions)
Reorganization expenses due to bankruptcy	$—	$31

Reorganization expenses due to bankruptcy decreased $31 million for the nine months ended September 30, 2006 as compared to 2005 as a result of the adoption of fresh-start accounting on October 1, 2005. After the adoption of fresh-start accounting, continuing expenses related to the remaining bankruptcy matters are recorded in general and administrative expenses. See Note 2 to the financial statements for a description of the components of reorganization expenses due to bankruptcy for the nine months ended September 30, 2005.

Interest and Investment Income

	Successor	Predecessor
	Registrant	Registrant
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
(In millions)
Interest and investment income	$16	$6

The interest income increase of $10 million for the nine months ended September 30, 2006 as compared to 2005, is primarily due to higher cash balances and higher short-term interest rates earned in 2006 over 2005 including an increase at SS/L of $10 million due to collections on satellite manufacturing programs, partially offset by lower SS/L interest income on vendor financing and orbital incentives of $3 million.

Interest Expense

	Successor	Predecessor
	Registrant	Registrant
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
	(In millions)
Interest cost before capitalized interest	$20	$4
Capitalized interest	(1)	—

Interest expense	$19	$4

Interest cost increased $15 million for the nine months ended September 30, 2006 as compared to 2005, primarily due to $13 million of interest expense recognized on the Loral Skynet 14% senior secured notes issued in connection with our Plan of Reorganization and Satellite Manufacturing interest accrual of $4 million related to a warranty obligation, partially offset by capitalized interest of $1 million incurred due to higher construction in process balances.

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

The income tax provision was $11.4 million for the nine months ended September 30, 2006 as compared to $4.6 million for 2005 on a pre-tax income of $9.6 million for 2006 and a pre-tax loss of $65.6 million for 2005. The increase to our provision for 2006 was primarily attributable to federal and foreign income taxes accrued on the pre-tax income for the current period and additional tax contingency reserves.

Equity Income (Losses) in Affiliates

	Successor	Predecessor
	Registrant	Registrant
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
(In millions)
XTAR	$(6)	$(3)

XTAR commenced commercial operations in 2005 with the launch of its satellite in February 2005. The increase in equity losses in XTAR in the nine months ended September 30, 2006 represents our share of higher XTAR losses incurred in connection with its start-up (see Note 8 to the financial statements).

Minority Interest

Minority interest increased for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, as a result of the $18 million dividend accrual for the Loral Skynet Series A preferred stock issued in connection with our Plan of Reorganization (see Note 3 to the financial statements).

Backlog

Consolidated

Consolidated backlog was $1.359 billion at September 30, 2006 and $1.248 billion at December 31, 2005.

Satellite Services

At September 30, 2006, Satellite Services’ backlog totaled approximately $358 million, including intercompany backlog of approximately $18 million. As of December 31, 2005, backlog was $453 million, including intercompany backlog of $20 million. Backlog at September 30, 2006 was reduced by $37 million as a result of Boeing’s termination of services on our Estrela do Sul satellite (see Note 11 to the financial statements).

Satellite Manufacturing

As of September 30, 2006, backlog for SS/L was approximately $1.167 billion, including intercompany backlog of approximately $147 million. Backlog at December 31, 2005 was $815 million, including intercompany backlog of $0.3 million.

Liquidity and Capital Resources

Cash and Available Credit

As of September 30, 2006, the Company had $331.2 million of cash, short-term investments and restricted cash, of which $118.7 is in the form of short-term investments and $10 million is in the form of restricted cash ($3 million included in other current assets and $7 million included in other assets on our condensed consolidated balance sheet). During the next 12 months, we expect to use a significant portion of our available cash for capital expenditures, including the continued construction of Telstar 11N and facilities expansion for the Satellite Manufacturing segment, and for working capital requirements. We believe that cash as of September 30, 2006 and net cash provided by operating activities will be adequate to meet our expected cash requirement for activities in the normal course of business through at least the next 12 months.

While operating during bankruptcy, the Company was restricted in its investment options by the U.S. Trustee, resulting in Loral being able to invest only in an approved money market fund for its excess cash. Since emerging from bankruptcy, the Company has reviewed its investment options and has developed an investment program that increases return while maintaining an acceptable risk profile. The Company adopted an investment policy statement that establishes policies relating to and governing the investment of its surplus cash. The investment policy does not permit the Company to engage in speculative or leveraged transactions, nor does it permit the Company to hold or issue financial instruments for trading purposes. The investment policy was designed to preserve capital and safeguard principal, to meet all liquidity requirements of the Company and to provide a competitive rate of return. The investment policy addresses dealer qualifications, lists approved securities, establishes minimum acceptable credit ratings, sets concentration limits, defines a maturity structure, requires all firms to safe keep securities on our behalf, requires certain mandatory reporting activity and discusses review of the portfolio. The Company operates its investment program under the guidelines of its investment policy.

On October 17, 2006, the Company entered into an agreement under which affiliates of MHR Fund Management LLC (“MHR”), our largest shareholder, would purchase $300 million of convertible perpetual preferred stock (see Note 14 to the financial statements). On October 27, 2006, in response to certain shareholders’ recent expressions of interest in participating in the Company’s financing plans, the Company requested that MHR consider proposing an alternative to the Purchase Agreement that would include the participation of all interested shareholders. The Company plans to use the proceeds from this financing, together with its existing resources, to meet some or all of the following needs: (a) funding the long-term growth of our businesses by constructing satellites for our Satellite Services business and by expanding our Satellite Manufacturing business (including both facilities expansion and working capital requirements); and (b) equipping us to respond quickly to strategic transactions or alliances and other growth opportunities. It is possible, however, that we will further access the financial markets to meet these objectives or to better position our capital structure.

Approximately $4 million in the aggregate is required to pay the remaining claims from the Plan of Reorganization and the expenses associated with completing the reorganization activity and will be paid from existing cash on hand.

Annual receipts from the Satellite Services business are fairly predictable because they are primarily derived from an established base of long-term customer contracts and high contract renewal rates. We believe that the Satellite Services cash flow from operations will be sufficient to provide for its maintenance capital requirements and to fund any cash portion of its interest and preferred dividend obligations. Cash required for the construction of the Telstar 11N satellite and other satellite acquisition opportunities will be funded from some or all of the following: cash and short-term investments, expected proceeds from the sale of convertible perpetual preferred stock, cash flow from operations, or through additional financing activity.

Cash requirements at Satellite Manufacturing are driven primarily by working capital requirements to fund long-term receivables associated with satellite contracts and capital spending required to maintain and expand the manufacturing facility. We believe that the Satellite Manufacturing cash flow from operations is sufficient to fund the capital required to maintain the current manufacturing operations and working capital associated with typical satellite contracts. Capital requirements to expand the manufacturing facility beyond its current capabilities, and offer customer financing terms beyond standard terms, will be funded from some or all of the following: cash and short-term investments, expected proceeds from the sale of convertible perpetual preferred stock, cash flow from operations, or through additional financing activity.

On November 21, 2005, Loral Skynet completed the sale of $126 million of Senior Secured Notes (the “Loral Skynet Notes”). The Loral Skynet Notes mature on November 15, 2015 and bear interest at 14% payable semi-annually beginning July 15, 2006. No principal payments prior to the maturity date are required. On July 17, 2006 Loral Skynet paid $11.5 million in accrued interest. The Loral Skynet Notes are guaranteed by certain of Loral Skynet’s subsidiaries. The obligations of Loral Skynet and the subsidiary guarantors are secured by a first priority lien on certain specified assets of Loral Skynet and the guarantors pursuant to the security agreements entered into on November 21, 2005. The related indenture contains restrictive covenants that limit, subject to certain exceptions, Loral Skynet’s and its subsidiaries’ ability to take certain actions, including restricted payments, as defined, incurrence of debt, incurrence of liens, payment of certain dividends or distributions, issuance or sale of capital stock of subsidiaries, sale of assets, affiliate transactions and sale/leaseback and merger transactions. These restrictions may limit our flexibility in planning for and reacting to changes in our business and the industry in which we operate. Our ability to redeem these notes in the near-term is limited. During the first four years after the Effective Date, we may redeem the notes at a redemption price of 110% plus accrued and unpaid interest, but only if we do not receive an objection notice from holders of two-thirds of the principal amount of the notes. After this four-year period, the notes are redeemable at our option at a redemption price of 110%, declining over time to 100% in 2014, plus accrued and unpaid interest.

Proceeds from the sale of the Loral Skynet Notes were used to acquire certain satellite services assets from Old Loral and certain of its subsidiaries and to fund certain cash claims in accordance with the Plan of Reorganization (see Note 10 to the financial statements).

On November 21, 2005 SS/L entered into an amended and restated $20 million Letter of Credit Reimbursement Agreement with JP Morgan Chase Bank. As of September 30, 2006, $1.2 million in letters of credit were issued and outstanding. This facility was amended on October 31, 2006 extending the maturity to December 31, 2007 and reducing the facility amount to $15 million.

On June 7, 2006, SS/L entered into a Customer Credit Agreement (the “Credit Agreement”) with Sirius Satellite Radio Inc. (“Sirius”), effective as of May 31, 2006. Under the Credit Agreement, SS/L has agreed, if requested, to make loans to Sirius in an aggregate principal amount of up to $100,000,000 to finance the purchase of the Sirius FM-5 Satellite (the “Satellite”), including to reimburse Sirius for certain payments made by it under the satellite purchase agreement with SS/L dated May 31, 2006 (the “Purchase Agreement”). Any loans made under the Credit Agreement will be secured by Sirius’ rights under the Purchase Agreement, including its rights to the Satellite. The loans also will be guaranteed by Satellite CD Radio, a subsidiary of Sirius Inc., and, subject to certain exceptions, will be guaranteed by any future material subsidiary that may be formed by Sirius thereafter. The maturity date of any loans will be the earliest to occur of (i) April 6, 2009, (ii) 90 days after the Satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the Satellite. Loans made under the Credit Agreement generally bear interest at a variable rate equal to three-month LIBOR plus a margin. The Credit Agreement permits Sirius to prepay all or a portion of the loans outstanding without penalty. As of September 30, 2006, Sirius had made the required milestone payments to SS/L under the Purchase Agreement and, accordingly, no loans were outstanding under the Credit Agreement. As of September 30, 2006, Sirius was eligible to borrow $30 million under the Credit Agreement.

Contractual Obligations

There have not been any significant changes to the Contractual Obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2006 was $84 million. This was primarily due to an increase in customer advances of $62 million primarily from new satellite program receipts and the net loss adjusted for non-cash items of $65 million. These increases were partially offset by a reduction in accounts payable and accrued expenses and other current liabilities of $31 million primarily due to payment of claims from the Plan of Reorganization and the expenses associated with completing the reorganization activity, and a reduction of $18 million in pension and other postretirement liabilities due to a minimum required contribution of $2 million and an additional voluntary contribution of $25 million made in the third quarter (see Note 3 to the financial statements).

Net cash used in operating activities in the nine months ended September 30, 2005 was $144 million. This was primarily due to a decrease in customer advances of $62 million and an increase in contracts-in-process of $76 million, primarily due to continued progress on new satellite programs.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2006 was $155 million, resulting from the Company’s purchase of short-term investments of $119 million and capital expenditures of $44 million, partially offset by proceeds received from the disposition of an orbital slot of $6 million and a reduction in restricted cash in escrow of $2 million.

Net cash provided by investing activities was $195 million in the nine months ended September 30, 2005. This was primarily due to the collection of the Telstar 14/Estrela do Sul-1 insurance proceeds of $205 million, partially offset by investments in and advances to affiliates of $7 million for XTAR.

Net Cash (Used in) Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2006 was $1 million, resulting from the cash dividend payment on the Loral Skynet preferred stock made in the third quarter.

Affiliate Matters

Loral has made certain investments in joint ventures in the Satellite Services business that are accounted for under the equity method of accounting. See Note 8 to the financial statements for further information on affiliate matters.

Commitments and Contingencies

Our business and operations are subject to a number of significant risks, the most significant of which are summarized below in Item 1A — Risk Factors and also in Notes 8 and 11 to the financial statements.

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

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. We are required to adopt the provisions of this Statement as of January 1, 2008. We currently are evaluating the impact of adopting SFAS 157.

SFAS 158

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans, (“SFAS 158”), SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We are required to adopt the provisions of this statement as of December 31, 2006. We currently are evaluating the impact of adopting SFAS 158.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

While we were under Chapter 11, SS/L’s hedges with counterparties (primarily yen denominated forward contracts) were cancelled, leaving SS/L subject to foreign currency fluctuations in the future. The absence of forward contracts exposed SS/L’s future revenues, costs and cash associated with anticipated yen and EURO denominated receipts and payments to currency fluctuations. As of September 30, 2006, SS/L had the following amounts denominated in Japanese Yen (which have been translated into U.S. dollars based on the September 30, 2006 exchange rate) that were unhedged (in millions):

	Japanese Yen	U.S. $

Future revenues	¥139	$1.2
Future expenditures	3,100	26.3

At September 30, 2006, SS/L also had future expenditures in EUROs of 7.5 million ($9.5 million U.S.) that were unhedged.

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

As of September 30, 2006, the Company held $138 million in marketable securities consisting of corporate bonds, Euro dollar bonds, certificates of deposits, commercial paper, Federal Agency notes and auction rate securities. We invest in marketable securities with the intent to hold them to maturity and classify them accordingly except for the auction rate securities which we classify as available for sale. At September 30, 2006, the longest maturity date for one of our investments was 137 days and the weighted average maturity of our marketable securities was less than 60 days. Due to the short-term maturity of our investments and our intent to hold them to maturity, we believe that our exposure to interest rate risk is not significant. A hypothetical 1% movement in market interest rates on $138 million for 60 days would equate to a $230 thousand interest adjustment.

Item 4.	Disclosure Controls and Procedures

(a) Disclosure controls and procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2006, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

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

Item 5.	Other Information

We currently intend to hold our next Annual Meeting of Stockholders on or about May 22, 2007. Any stockholder who wishes to have a proposal considered for inclusion in our proxy materials for presentation at the 2007 Annual Meeting of Stockholders pursuant to SEC rules or who wishes to nominate persons for election to the Board of Directors or present a proposal for consideration by the stockholders at the Annual Meeting without inclusion in the proxy materials should submit a notice to the attention of the Secretary, Loral Space & Communications Inc., 600 Third Avenue, New York, New York 10016. As set forth in our Bylaws, any such notice must be delivered to the Secretary at the principal executive offices of the Company not earlier than the close of business on the day that is 120 days prior to such annual meeting and not later than the close of business on the day that is the later of 90 days prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made by the Company. The requirements for such notice are set forth in the Bylaws, a copy of which can be found as an exhibit the to the Company’s Current Report on Form 8-K filed on November 23, 2005.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit 10.1 — Securities Purchase Agreement by and between Loral Space & Communications Inc. and MHR Fund Management LLC, dated October 17, 2006 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on October 19, 2006).

Exhibit 14.1 — Code of Conduct, Revised as of August 1, 2006 (Incorporated by reference to Exhibit 14.1 of the Quarterly Report on Form 10Q filed by the Company on August 7, 2006).

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

Registrant

Loral Space & Communications Inc.

/s/  Richard J. Townsend
Richard J. Townsend
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
and Registrant’s Authorized Officer

Date: November 13, 2006

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 10.1	—	Securities Purchase Agreement by and between Loral Space & Communications Inc. and MHR Fund Management LLC, dated October 17, 2006 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on October 19, 2006).
Exhibit 14.1	—	Code of Conduct, Revised as of August 1, 2006 (Incorporated by reference to Exhibit 14.1 of the Quarterly Report on Form 10Q filed by the Company on August 7, 2006).
Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.