Form 10-K
period 2006-12-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2007-03-15
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act).  Yes ☐     No ☑

At March 1, 2007, 20,063,325 common shares of the registrant were outstanding.

As of June 30, 2006, the aggregate market value of the common stock, the only voting stock of the registrant currently issued and outstanding, held by non-affiliates of the registrant, was approximately $362,535,000

Indicate by a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

PART I

Item 1.	Business

THE COMPANY

Overview

Loral Space & Communications Inc. (“New Loral”) together with its subsidiaries is a leading satellite communications company with substantial activities in satellite manufacturing and satellite-based communications services. New Loral, a Delaware corporation, was formed on June 24, 2005, to succeed to the business conducted by its predecessor registrant, Loral Space & Communications Ltd. (“Old Loral”), which emerged from chapter 11 of the federal bankruptcy laws on November 21, 2005 (the “Effective Date”).

We adopted fresh start accounting as of October 1, 2005, in accordance with Statement of Position No. 90-7, Financial Reporting of Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Accordingly, our financial information disclosed under the heading “Successor Registrant” for the periods ended and as of December 31, 2005 and 2006, respectively, is presented on a basis different from, and is therefore not comparable to, our financial information disclosed under the heading “Predecessor Registrant” for the period ended and as of October 1, 2005 (the date we adopted fresh-start accounting) or for prior periods.

The terms “Loral,” the “Company,” “we,” “our” and “us” when used in this report with respect to the period prior to our emergence, are references to Old Loral, and when used with respect to the period commencing after our emergence, are references to New Loral. These references include the subsidiaries of Old Loral or New Loral, as the case may be, unless otherwise indicated or the context otherwise requires.

Loral is organized into two operating segments:

Satellite Manufacturing:  Our subsidiary, Space Systems/Loral, Inc. (“SS/L”), designs and manufactures satellites, space systems and space system components for commercial and government customers whose applications include fixed satellite services (“FSS”), direct-to-home (“DTH”) broadcasting, mobile satellite services (“MSS”), broadband data distribution, wireless telephony, digital radio, digital mobile broadcasting, military communications, weather monitoring and air traffic management.

Satellite Services:  Our subsidiary, Loral Skynet Corporation (“Loral Skynet”), operates a global fixed satellite services business. Loral Skynet leases transponder capacity to commercial and governmental customers for video distribution and broadcasting, high-speed data distribution, Internet access and communications, as well as provides managed network services to customers using a hybrid satellite and ground-based system. Loral Skynet has four in-orbit satellites and has one satellite under construction at SS/L. It also provides professional services to other satellite operators such as fleet operating services.

Recent Developments

Telesat Canada Acquisition

On December 16, 2006, a joint venture company (“Acquireco”) formed by Loral and its Canadian partner, the Public Sector Pension Investment Board (“PSP”), entered into a definitive agreement with BCE Inc. to acquire 100% of the stock of Telesat Canada and certain other assets from BCE Inc. for CAD 3.25 billion (approximately $2.79 billion based on an exchange rate of $1.00/ CAD 1.1652), which purchase price is not subject to adjustment for Telesat Canada’s performance during the pre-closing period. Under the terms of this purchase agreement, the economic value of Telesat Canada’s business is, subject to certain exceptions, being operated for Acquireco’s benefit beginning from December 16, 2006. Telesat Canada is the leading satellite services provider in Canada and earns its revenues principally through the provision of broadcast and business network services over seven in-orbit satellites. This transaction is subject to various closing conditions, including approvals of the relevant Canadian and U.S. government authorities, and is expected to close in mid-2007. Loral and PSP have agreed to guarantee 64% and 36%, respectively, of Acquireco’s obligations under the Telesat share purchase agreement, up to CAD 200 million.

At the time of, or following the Telesat acquisition, substantially all of Loral Skynet’s assets and related liabilities will be transferred to a subsidiary of Acquireco at an agreed upon enterprise valuation, subject to downward adjustment under certain circumstances (the “Skynet Transaction”). This subsidiary will be combined with Telesat Canada and the resulting new entity (“New Telesat”) will be a Canadian company that will be headquartered in Ottawa. Following the completion of the Skynet Transaction, New Telesat will be the world’s fourth largest operator of telecommunications satellites, with a combined fleet of eleven in-orbit satellites and four additional satellites to be placed in service over the next four years. New Telesat will feature a management team to be drawn from both Telesat Canada and Loral Skynet.

This combined Telesat-Loral Skynet company will offer its customers expanded satellite and terrestrial coverage and continue to offer superior customer service. Loral Skynet’s satellite fleet provides an array of video and data services primarily outside of North America, and will complement Telesat Canada’s North American fleet, which hosts video and data distribution services across North America, as well as serving as the platform for Canada’s two premier direct-to-home video services.

We and PSP have arranged for the parent company of Acquireco (“Holdings”) to obtain $3.1 billion of committed debt financing from a group of financial institutions, of which up to approximately $2.8 billion is available to fund the purchase price of the Telesat acquisition. PSP has agreed to contribute approximately CAD 595.8 million in cash to Holdings, of which $150 million (or CAD 174.8 million based on an exchange rate of $1.00/CAD 1.1652) will be for the purchase of a Holdings fixed rate senior non-convertible mandatorily redeemable preferred stock. In addition to Loral’s agreement to transfer the Loral Skynet assets to New Telesat, Loral will have net cash funding requirements in connection with the transaction, which, had the Telesat acquisition and the Skynet Transaction occurred on December 31, 2006, would have amounted to approximately $207 million. Loral Skynet’s existing 12% preferred stock and 14% senior notes will be redeemed in connection with the Skynet Transaction. To the extent necessary, there will be an appropriate cash true-up at closing between us, PSP and New Telesat to reflect the amount of our relative contributions, after giving effect to, among other things, the exchange rate then in effect, gains and/or losses on hedging transactions, the spending on Telstar 11N, and in the event of a material adverse change to Loral Skynet’s business during the interim period, the resulting diminution in the agreed upon value of Loral Skynet.

Upon the closings of the Telesat acquisition and the Skynet Transaction, which closings we currently expect to occur simultaneously, we would hold equity interests in Holdings, the ultimate parent company of New Telesat, effectively representing 64% of the economic interests and 33 1/3% of the voting power of New Telesat. PSP would in turn acquire the preferred stock described above, and equity interests effectively representing 36% of the economic interest, and together with two other Canadian investors, 66 2/3% of the voting power, of New Telesat.

For further discussions on Telesat Canada and the related transactions, and Loral’s obligations in respect thereof, including in the case where the Telesat acquisition and the Skynet Transaction do not close simultaneously, see “Segment Overview — Telesat Canada”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — The Telesat Canada Transaction” and “Risk Factors — Financial and Telesat Transaction Risk Factors.”

Preferred Stock Financing

On February 27, 2007, Loral completed a $300 million preferred stock financing pursuant to the securities purchase agreement (“Securities Purchase Agreement”) entered into with MHR Fund Management LLC (“MHR”) on October 17, 2006. Loral sold 136,526 shares of its 7.5% Series A-1 perpetual preferred stock (the “Series A-1 Preferred Stock”) and 858,486 shares of its 7.5% Series B-1 perpetual preferred stock (the “Series B-1 Preferred Stock” and together with the Series A-1 Preferred Stock, the “Loral Series-1 Preferred Stock”) at a purchase price of $301.504 per share to various funds affiliated with MHR. Each share of the Series A-1 Preferred Stock is convertible, at the option of the holder, into ten shares of Loral common stock at an initial conversion price of $30.1504 per share. Following shareholder approval of the creation of a new class of Class B-1 non-voting common stock, each share of the Series B-1 Preferred Stock will be convertible, at the option of the holder, into ten shares of this Class B-1 non-voting common stock at an initial conversion price of $30.1504 per share. Under certain circumstances, the Series B-1 Preferred Stock and the Class B-1 non-voting common stock may also be converted by the holder into Loral common stock, in the case of the Series B-1 Preferred Stock at the same conversion price, and in the case of the Class B-1 non-voting common stock, on a share for share basis. The initial conversion price reflects a premium of 12% to the closing price of Loral’s common stock on the day before the Securities Purchase Agreement was entered into. Pursuant to the terms of this financing, MHR has the right to nominate one additional member to the Loral board. Loral plans to use the proceeds from this financing, together with its existing resources, to pursue both internal and external growth opportunities in the satellite communications industry and strategic transactions or alliances, including completion of the Telesat acquisition. See Notes 15 and 23 to the consolidated financial statements.

Reorganization

On July 15, 2003, Old Loral and certain of its subsidiaries (the “Debtor Subsidiaries” and collectively with Old Loral, the “Debtors”), including Loral Space & Communications Holdings Corporation (formerly known as Loral Space & Communications Corporation), Loral SpaceCom Corporation (“Loral SpaceCom”), SS/L and Loral Orion, Inc. (now known as Loral Skynet Corporation), filed voluntary petitions for reorganization under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Lead Case No. 03-41710 (RDD), Case Nos. 03-41709 (RDD) through 03-41728 (RDD)) (the “Chapter 11 Cases”). Also on July 15, 2003, Old Loral and one of its Bermuda subsidiaries (the “Bermuda Group”) filed parallel insolvency proceedings in the Supreme Court of Bermuda (the “Bermuda Court”), and, on that date, the Bermuda Court entered an order appointing certain partners of KPMG as Joint Provisional Liquidators (“JPLs”) in respect of the Bermuda Group.

The Debtors emerged from Chapter 11 on November 21, 2005 pursuant to the terms of their fourth amended joint plan of reorganization, as modified (the “Plan of Reorganization”). The Plan of Reorganization had previously been confirmed by order (the “Confirmation Order”) of the Bankruptcy Court entered on August 1, 2005. Pursuant to the Plan of Reorganization, among other things, the business and operations of Old Loral were transferred to New Loral, and Loral Skynet and SS/L emerged intact as separate subsidiaries of reorganized Loral (see Notes 2 and 3 to the consolidated financial statements).

Certain appeals (the “Appeals”) filed by Old Loral shareholders acting on behalf of the self-styled Loral Stockholders Protective Committee (“LSPC”) seeking, among other things, to revoke the Confirmation Order and to rescind the approval of the Federal Communications Commission (“FCC”) of the transfer of our FCC licenses from Old Loral to New Loral remain outstanding. We believe that these Appeals are completely without merit and will not have any effect on the completed reorganization (see Note 19 to the consolidated financial statements).

Segment Overview

Satellite Manufacturing Operations

For more than 40 years, SS/L has been designing, manufacturing and integrating satellites and space systems for a wide variety of commercial and government customers. Our products include high-powered satellites designed for applications such as direct-to-home television, weather monitoring, digital audio radio service, mobile telephony and spot-beam satellites for data networking applications. SS/L customers include such satellite service providers and government organizations as APT Satellite, AsiaSat, DIRECTV, EchoStar, Hisdesat, ICO Satellite Management, Intelsat, Japan’s Ministry of Transport and Civil Aviation Bureau, Loral Skynet, the National Oceanic & Atmospheric Administration (NOAA) of the U.S. Department of Commerce, Optus (SingTel), PanAmSat, Shin Satellite, Sirius Satellite Radio, Telesat Canada, TerreStar Networks, XTAR and XM Satellite Radio. Since its inception, SS/L has delivered more than 220 satellites, which together have achieved more than 1,300 years of cumulative on-orbit service; many of these satellites significantly exceeded design life expectations. SS/L’s broad product line meets the vast majority of customer requirements for satellites with up to 25 kilowatts of power. The capacity offered on these satellites ranges from one to as many as 150 transponders. According to Futron, global satellite manufacturing revenue was $7.8 billion in 2005 of which $2.3 billion was for commercial satellites.

SS/L has a history of technical innovation that includes the first three-axis spin stabilized satellite, which has since become an industry standard for large communications satellites. In addition, SS/L has pioneered research in electric propulsion systems, lithium-ion power systems and the use of advanced composites on commercial satellites, which permit significant increases in the size and power of a satellite’s payload and extend the satellite’s on-orbit lifetime. SS/L is an industry leader in developing new service-enhancing technologies such as super power systems for direct-to-user applications and ground-based beam forming, a technology that uses both satellite and terrestrial assets to provide mobile users with increased coverage and capacity capabilities.

Market and Competition

SS/L competes in the highly competitive commercial satellite manufacturing industry principally on the basis of superior customer value, technical excellence, reliability and pricing with such manufacturers as Boeing, Lockheed Martin, Alcatel Alenia Space, EADS Astrium, Orbital Sciences and Mitsubishi Electric Corp. SS/L’s continued success depends on its ability to provide highly reliable satellites on a cost-effective and timely basis. The number of satellite manufacturing contracts awarded varies annually and is difficult to predict. After a period of nearly two years without being awarded a new satellite construction contract, SS/L received orders for the construction or completion of 16 satellites between October 2004 and December 2006.

Satellite Manufacturing Performance

	Successor Registrant		Predecessor Registrant
		For the Period	For the Period
	For the Year	October 2,	January 1,	For the Year
	Ended	2005 to	2005 to	Ended
	December 31,	December 31,	October 1,	December 31,
	2006	2005	2005	2004
	(in millions)
Total segment revenues	$697	$162	$330	$437
Eliminations	(60)	(1)	(11)	(137)

Revenues from satellite manufacturing as reported	$637	$161	$319	$300

Segment Adjusted EBITDA before eliminations(1)	$66	$12	$15	$(14)

(1)	See Consolidated Operating Results in Management’s Discussion and Analysis of Financial Condition and Results of Operations for significant items that affect comparability between the periods presented (see Note 20 to the consolidated financial statements for the definition of Adjusted EBITDA).

Total SS/L assets were $945 million and $872 million as of December 31, 2006 and 2005, respectively. Backlog at December 31, 2006 was $1.1 billion. This includes $118 million of backlog for the construction of Nimiq 5 for Telesat Canada and intercompany backlog of $116 million, primarily for the construction of Telstar 11N for Loral Skynet. Backlog at December 31, 2005 was $815 million, including intercompany backlog of $0.3 million.

Satellite Services Operations

Through Loral Skynet, which owns and operates our Satellite Services business, we are a global satellite operator, providing our customers with a wide range of video and data transmission services. Our four globally-positioned satellites operate in geosynchronous earth orbit approximately 22,000 miles above the equator. In this orbit, satellites remain in a fixed position relative to points on the earth’s surface. They provide reliable, high-bandwidth services anywhere in their coverage areas and serve as the backbone for many forms of telecommunications. Our satellites operate in the C-band and Ku-band frequencies, and our affiliate XTAR operates in X-band. According to Euroconsult, the global FSS industry generated revenues of approximately $7.6 billion in 2005.

Transponder Leasing

We lease C- and Ku-band transponder capacity on our international satellite fleet to a variety of customers, including television broadcasters, cable programmers, direct-to-home (DTH) service providers, Internet service providers (ISPs), telecommunications carriers, corporations and government agencies. These customers include some of the world’s largest video and data service providers, including HBO, Disney, Cable & Wireless, Singapore Telecom (SingTel), MCI, Global Crossing, BT North America, Globecomm Systems, UPC and China Central Television (CCTV).

Network Services

We also provide our customers with access services and transmission platforms that enable rapid and reliable networking solutions. Our hybrid satellite and ground-based network services capabilities allow our customers to address their communications requirements quickly and easily through a combination of applications that include broadband transport, bandwidth-on-demand, broadcast SCPC (single channel per carrier) platforms and teleport services. In addition, Loral Skynet offers its customers SkyReachsm, a group of IP (Internet Protocol)-based network services that provide enterprise-level customers with access to regional and global private networking and public Internet services, including broadband WAN (wide area network) extension for terrestrial providers, Internet access for ISPs (Internet Service Providers), voice over IP (VoIP) and managed data services. Loral Skynet provides its SkyReach services through IP hubs at facilities in North America, Europe and Asia, each with access to major satellite and terrestrial communications networks.

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

Professional Services

Our team of world-class network architects, engineers, program managers and satellite operations professionals, provides customized services tailored to unique customer requirements for deploying satellites and network services, including providing other satellite operators with spacecraft operational services (TT&C), satellite construction oversight services, network architecture design, regulatory management including orbital slot acquisition, and the coordination and customization of distribution solutions.

Market and Competition

Loral Skynet operates in a highly competitive market with larger, well-established satellite service companies including Intelsat, SES Global and Eutelsat, as well as regional operators such as APT Satellite Company Limited (“APT”), AsiaSat, Satelites Mexicanos, S.A. de C.V., Star-One, ShinSat, Optus and MEASAT. Following the completion of the Skynet Transaction and the acquisition of Telesat Canada, New Telesat will be the fourth largest satellite service operator in the world with a strong North American presence. In our network services business, we compete with companies such as Hughes Network Systems, Gilat and Globecomm. While we also compete with fiber optic cable and other terrestrial delivery systems, primarily for point-to-point applications, Loral Skynet has been able to combine the inherent advantages of each technology to provide its customers with complete end-to-end services. Since FSS satellites remain in a fixed point above the earth and can provide service to broad geographic regions, they are considerably more efficient than terrestrial systems for certain applications, such as broadcast or point-to-multipoint transmission of video and broadband data. A satellite offers instant infrastructure. It can cover large geographic areas, sometimes entire hemispheres, and can not only deliver services to populated areas, but also can better serve areas with inadequate terrestrial infrastructures, low-density populations or difficult geographic terrain.

Competition in the satellite services market has historically been intense in recent years due to a number of factors, including transponder over-capacity in certain geographic regions and increased competition from fiber. This competition has put pressure on prices, depending on market conditions in various geographic regions and frequency bands. A stronger economy and an increase in capital available for expanded consumer and enterprise-level services have more recently led to an improvement in demand in certain markets. Much of Loral Skynet’s currently unleased capacity, however, is over geographic regions where the market is characterized by excess capacity, coupled with weak demand, or where regulatory obstacles are such that we find ourselves at a competitive disadvantage as compared to local operators.

Satellite Fleet & Ground Resources

Loral Skynet’s satellite fleet currently consists of four satellites in orbit, as well as leased capacity on other satellite operators’ spacecraft. In addition, we lease fiber capacity around the world for use in developing hybrid terrestrial/satellite data networks for our network services customers.

Our ground facilities are located around the world, providing both control services to our satellite fleet, as well as to the satellites of other operators as part of our professional services offerings. We own two primary control centers located in Hawley, Pa. and Mt. Jackson, Va. and lease a teleport in Kapolei, Hawaii. In addition, we lease three other technical facilities that provide our customers with a host of teleport and hub services.

The following chart provides details on Loral Skynet’s in-orbit satellites and satellites under construction(1).

					Actual
		36 MHz Equivalent			or Planned	Planned
		Available Transponders(2)		Geographic	In Service	End of	Satellite
Satellite	Location	C-band	Ku-band	Coverage	Date	Life(2)	Model

Telstar 10/Apstar IIR(3)	76.5º E.L.	26.8	14.5	Asia and portions of Europe, portions of Africa and Australia	12/1997	9/2012	SS/L 1300
Telstar 12	15º W.L.	0	51	Eastern U.S., SE Canada, Europe, Russia, Middle East, North Africa, portions of South and Central America	12/1999	9/2016	SS/L 1300
Telstar 14/Estrela do Sul-1(4)	63º W.L.	0	26.6	Brazil and portions of Latin America, North America, Atlantic Ocean	4/2004	7/2010	SS/L 1300
Telstar 18(5)	138º E.L.	15.2	5.6	India, South East Asia, China, Australia and Hawaii	8/2004	11/2018	SS/L 1300
Telstar 11N(6)	37.5º W.L	0	58.5	North and Central America, Europe, Africa and the maritime Atlantic Ocean region	Late 2008 Estimate	2026 Estimate	SS/L 1300

(1)	In addition, we lease a total of 17.4 36 MHz equivalent transponders from other satellite operators in regions where we currently do not have our own assets.

(2)	Our satellite fleet has experienced anomalies and malfunctions as further described in Note 19 to the consolidated financial statements. The number of available transponders and expected end of life shown in this table reflects our estimate of the effect of such anomalies on each affected satellite’s capacity and useful life.

(3)	Loral Skynet has a fully-paid-up leasehold interest in this satellite through the end of the satellite’s life from APT.

(4)	Estrela do Sul-1 was launched in January 2004 and did not fully deploy one of its solar arrays, which resulted in a substantial loss of the satellite’s available transponder capacity and reduced its expected life to 2010. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(5)	Telstar 18 went into commercial service in August 2004. This satellite carries additional transponders, not shown on the table, that APT acquired in 2004 in return for funding a portion of the satellite’s cost. This transponder sale was accounted for as a sales-type lease, because substantially all of the benefits and risks incident to the ownership of the leased property were transferred to the lessee. Loral will re-acquire four additional transponders from APT in 2008 for $18.1 million and two additional transponders for $9.1 million in 2009.

(6)	This satellite is under construction at SS/L and is a replacement satellite to Loral Skynet’s Telstar 11, which is currently operating in inclined orbit and generating minimal revenues.

Satellite Services Performance

	Successor Registrant		Predecessor Registrant
		For the Period	For the Period
	For the Year	October 2,	January 1,	For the Year
	Ended	2005 to	2005 to	Ended
	December 31,	December 31,	October 1,	December 31,
	2006	2005	2005	2004
	(in millions)
Satellite services revenues	$164	$37	$115	$141
Satellite services sales-type lease arrangement(1)	—	—	—	87

Total segment revenues	164	37	115	228
Eliminations	(3)	(1)	(4)	(5)

Revenues from satellite services as reported	$161	$36	$111	$223

Segment Adjusted EBITDA before eliminations(2)	$68	$12	$40	$23

(1)	See Note 8 to the consolidated financial statements.

(2)	See Management’s Discussion and Analysis of Financial Condition and Results of Operations for significant items that affect comparability between the periods presented (see Note 20 to the consolidated financial statements for the definition of Adjusted EBITDA).

Total satellite services assets were $750 million and $741 million as of December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, backlog was $355 million and $453 million, respectively, including intercompany backlog, representing business arrangements between SS/L and Loral Skynet, of $10 million and $20 million, respectively.

Telesat Canada

Telesat Canada, the leading satellite services provider in Canada, currently has a fleet of seven in-orbit satellites occupying prime orbital slots comprised of five owned-and-operated satellites and two leased-and-operated satellites. In addition, Telesat Canada has three additional satellites under construction that are currently expected to be placed in service in 2007 to 2010. Telesat Canada earns the majority of its revenues by providing video and data services using its satellite transponder capacity. It also earns revenue by providing end-to-end communication network services in Canada and the United States, as well as providing consulting services in the field of satellite communications. Its largest customer grouping in terms of revenue is DTH service providers in both Canada (Bell Express Vu and Star Choice) and the United States (EchoStar). Other significant customers include WildBlue Communications, Canadian Broadcasting Corporation, Lockheed Martin, Bell Canada, NorthwesTel, Government of Canada and XM Satellite Radio as well as a number of Fortune 500 companies.

Telesat Canada owns and operates an extensive ground infrastructure across Canada and the United States, including a primary satellite control center in Ottawa, Ontario, its main earth station and back-up facility in Allan Park, Ontario, six teleports in Canada, one teleport in the United States, one teleport in Brazil, and a tracking, telemetry and command facility in Perth, Australia.

Upon closing of the Telesat acquisition and the Skynet Transaction, Loral and PSP will hold a 64% and 36% economic interest, respectively, in Holdings, the ultimate parent company of New Telesat. Consistent with Canadian law, Loral’s total voting power will be 33 1/3%, with PSP and other Canadian investors having 66 2/3% of the voting power of Holdings.

Telesat Canada provides satellite capacity to customers under long-term contracts, often entered into before the satellite is launched, and extending through the satellite’s life. Payment terms vary, but generally include payments due as services are rendered, as well as amounts payable prior to launch as customer prepayments. These customer prepayments are recorded as revenues over the term of the contract, as services are provided. In the event of a launch or in-orbit failure, the remaining unamortized portion of these customer prepayments are typically refundable to the customer. Absent a satellite malfunction, these contracts typically provide that if the customer terminates the contract, it must pay Telesat Canada the net present value of all the contracted service payments that would have been due over the remaining life of the satellite.

The following chart provides details on Telesat Canada’s in-orbit satellites and satellites under construction. Upon completion of the Skynet Transaction, New Telesat’s fleet will be comprised of these satellites, together with the Loral Skynet satellites described in the table above:

						Actual or Planned
		36 MHz Equivalent Available Transponders(1)				In Service	Planned	Satellite
Satellite	Location	C-band	Ku-band	Ka-band	Geographic Coverage	Date	End of Life(1)	Model

Nimiq 1(2)	91º W.L.	0	21.3	0	Canada, Continental United States	6/1999	2024	LM A2100AX
Nimiq 2(3)	82º W.L.	0	13.3	2 @500MHz(unavailable due to power constraints)	Canada, Continental United States	2/2003	2023	LM A2100AX
Anik F1(4)	107.3º W.L.	12	12		Canada, Continental United States, South America	2/2001	2012	BSS 702
Anik F2(5)	111.1ºW.L.	24	24	31 @56/112MHz 6 @500 MHz 1@56/112 MHz	Canada, Continental United States	8/2004	2028	BSS 702
Anik F1-R(6)	107.3º W.L.	24	24	2 L-band transponders; @20MHz	North America	10/2005	2024	Astrium E3000
Nimiq 3(1)(7)	82º W.L.	0	10.7		Canada	7/1995	2010	BSS 601
Nimiq 4i(8)	91º W.L.	0	10.7		Canada	9/1994	2007	BSS 601
Anik F3(9)	118.7º W.L.	24	24	2@75MHz	Canada, Continental United States	Early 2007 (est.)	2025 (est.)	Astrium E3000
Nimiq 4(10)	82º W.L.	0	21.3	8@54MHz	Canada	Mid 2008 (est.)	2026 (est.)	Astrium E3000
Nimiq 5(11)	72.7º W.L.	0	21.3	0	Canada	Early 2010 (est.)	2027 (est.)	SS/L 1300

(1)	Certain of the satellites in Telesat Canada’s fleet have experienced anomalies affecting the available power on the spacecraft and intermittent anomalies with certain amplifiers in the Ka-band and Ku-band payloads. The number of available transponders and expected end of life shown in the table reflects an estimate of the effect of such anomalies on a satellite’s current capacity and useful life. See notes below for additional information on the effects of these anomalies.

In addition, Nimiq 3 has suffered the failure of its prime satellite computer processor and is now operating on the backup processor. A number of Boeing’s BSS 601 series of satellites have suffered in orbit failures of both their satellite computer processors, resulting in a total loss of the satellite. Boeing has identified the root cause of the failure and believes that the probability of this type of failure decreases with time in orbit. If the satellite suffers a failure of the backup processor, it could have a material adverse effect on Telesat Canada’s business.

In certain instances insurance proceeds have been received for these anomalies. In one instance, insurance proceeds have been received and a balance of up to $20 million is expected to be received in 2007 if the power level on the satellite degrades as expected. In the event that the power level on such satellite is better than predicted, the amount of this payment will be adjusted by applying a formula that could result in either a pro-rated payment to Telesat Canada or a pro-rated repayment of up to a maximum of $14.1 million by Telesat Canada to the insurers.

(2)	The lifetime transponder capacity on Nimiq 1 was contracted for by Bell ExpressVu. The Ka-band payload on the satellite is a small demonstration payload and is currently not available due to power limitations.

(3)	The lifetime transponder capacity on Nimiq 2 was contracted for by Bell ExpressVu. The capacity of Nimiq 2 is expected to decrease to 11.3 (36 MHz equivalent) transponders by 2016. The Ka-band payload on the satellite is a small demonstration payload.

(4)	Anik F1 initially covered both North America and South America from the 107.3º W.L. orbital slot. Telesat Canada now uses Anik F1 to provide coverage only of South America. The power available for the South American payload is expected to decrease to 5 C-band transponders by end of life. Telesat Canada’s current plan is to retain Anik F1 to provide service to customers in South America for an additional four to five years.

(5)	Telesat Canada has sold 13.5 of the 24 Ku-band channels (36 MHz equivalent) on Anik F2 with Cancom (Star Choice) for the life of the satellite. In addition, Telesat Canada has licensed the Ka-band capacity covering the United States (30 of 45 spot beams) exclusively to WildBlue in exchange for service payments, which have been fully prepaid by Wildblue and a minority ownership interest in WildBlue, which ownership interest was transferred from Telesat Canada to BCE Inc.

In 1999, Telesat Canada was awarded a $60 million contract from the Canadian Space Agency to build and integrate signal processing technology on the Ka-band payload in partnership with key Canadian space segment equipment manufacturers. As part of that agreement,

Telesat Canada agreed to provide specific engineering services and to provide a portion of the Ka-band capacity to the Government of Canada for multi-media services for a 10-year period that will expire in 2014.

(6)	Anik F1-R, with a 15-year contract service life, was constructed to provide service to Telesat Canada’s North American customers previously being serviced on the Anik F1 satellite. Telesat Canada has entered into a 10-year services agreement with Cancom (Star Choice) for 21 of the 24 Ku-band transponders (36 MHz equivalent) on Anik F1-R.

Anik F1-R also includes a North American Wide Area Augmentation System, or WAAS, payload for which Telesat Canada has a 10-year utilization contract with Lockheed Martin Corporation. The WAAS payload enhances North American Air Traffic Control systems, and represents a continued expansion of Telesat Canada’s North American customer base.

(7)	Telesat Canada entered into a lease agreement with DIRECTV, under which that operator’s in-orbit DBS satellite (DIRECTV 3) was moved to one of the Nimiq orbital positions for use by Telesat Canada’s customer, Bell ExpressVu. The satellite was subsequently named Nimiq 3. Telesat Canada continues to lease and operate the satellite from the 82.0º WL position. The lease with DIRECTV for the Nimiq 3 satellite extends until the end of life of the satellite, except that DIRECTV has a right to terminate the lease early if there is a significant failure of one or more of its satellites. All of the Nimiq 3 transponders have been leased to Bell ExpressVu.

(8)	Telesat Canada entered into a lease agreement with DIRECTV, under which that operator’s in-orbit DBS satellite (DIRECTV 2) would be moved to one of the Nimiq orbital positions for use by its customer, Bell ExpressVu. Telesat Canada continues to lease and operate the satellite from the 91.0º WL position. The lease with DIRECTV for the Nimiq 4i satellite extends until the end of life of the satellite. All of the Nimiq 4i transponders have been leased to Bell ExpressVu. Like Nimiq 3, Nimiq 4i is in the BSS 601 series of satellite. Unlike Nimiq 3, however, both of Nimiq 4i’s satellite computer processors are operational. Nimiq 4i is currently being operated in inclined orbit. Telesat Canada plans to replace Nimiq 4i in the second quarter of 2007 with another leased satellite from DirecTV provided regulatory approvals are obtained to operate such replacement satellite at the 91.0º W.L. position.

(9)	Construction of Anik F3 is complete, but due to delays resulting from the investigation by the launch provider, International Launch Services, or ILS, of the failure of a Proton rocket launch early in 2006, Anik F3 has been placed in storage. ILS has now resolved the issue and resumed launches, and Telesat Canada expects Anik F3 to be launched during the first half of 2007. Telesat Canada has contracted all 24 Ku-band transponders (36 MHz equivalent) to EchoStar, covering the life of Anik F3.

(10)	Telesat Canada entered into contractual arrangements with EADS Astrium for the construction of Nimiq 4, currently scheduled to be available for service in mid-2008. Telesat Canada has contracted the entire payload of the lifetime capacity of Nimiq 4 to Bell ExpressVu.

(11)	Telesat Canada entered into contractual arrangements with SS/L for the construction of Nimiq 5, currently scheduled to be available for service in 2010. Telesat Canada has contracted the entire payload of the lifetime capacity of Nimiq 5 to Bell ExpressVu.

Investment in Affiliates

XTAR

We own 56% of XTAR, L.L.C. (“XTAR”), a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”) of Madrid. We account for our investment in XTAR under the equity method since we do not control certain of its significant operating decisions. Our interest in XTAR is currently held by Loral Skynet, however, this interest will be retained by Loral and not transferred to New Telesat as part of the Skynet Transaction.

XTAR owns and operates an X-band satellite, XTAR-EUR located at 29º E.L., which entered service in March 2005. The satellite is designed to provide X-band communications services exclusively to United States, Spanish and allied government users throughout the satellite’s coverage area, including Europe, the Middle East and Asia. The government of Spain granted XTAR rights to an X-band license, normally reserved for government and military use, to develop a commercial business model for supplying X-band capacity in support of military, diplomatic and security communications requirements. XTAR also leases up to eight 72 MHz X-band transponders on the Spainsat satellite located at 30º W.L. owned by Hisdesat, which entered commercial service in April 2006. These transponders, designated as XTAR-LANT, allow XTAR to provide its customers in the U.S. and abroad with additional X-band services and greater flexibility. XTAR currently has contracts to provide X-band services to the U.S. Department of State, the Spanish Ministry of Defense and the Danish armed forces, but the take-up rate in its service has been slower than anticipated. For more information on XTAR see Note 9 to the Loral consolidated financial statements and the XTAR financial statements.

Globalstar

On November 1, 2006, Globalstar, Inc. (“Globalstar”), a low-earth-orbit mobile satellite telephone operator, completed an initial public offering, at which time we owned 1,609,896 shares of Globalstar. We have agreed not to sell 70% of our Globalstar holdings for at least 180 days following the completion of its offering. As of December 31, 2006, we owned 1,168,934 shares of Globalstar.

We also hold various indirect ownership interests in three foreign companies that currently serve as exclusive service providers for Globalstar satellite telephone service in Brazil, Mexico and Russia. We account for these ownership interests using the equity method of accounting. Because we have no future funding requirements relating to these investments and these investments have previously been written off, there is no requirement for us to provide for our allocated share of these companies net losses. We are, however, considering whether to make an additional investment of up to $15 million in one of these companies. We also owned an indirect 25% ownership interest in a U.S. based distributor that has the exclusive right to sell Globalstar services to certain agencies within the U.S. Government. In connection with the settlement of a litigation matter involving this business, on October 17, 2006, we agreed to transfer this interest to Globalstar for $500,000. We had previously written-off our interest in such investment.

Satmex

In November 2006, Satelites Mexicanos, S.A. de C.V. (“Satmex”) successfully reorganized. While our investment in the company, which we had written off in 2003, was reduced from 49% to approximately 1.3% in connection with this reorganization, our end-of-satellite life rights to four transponders on Satmex 6, and three transponders on Satmex 5 were affirmed in these proceedings. For more information on Satmex, see Note 9 to the consolidated financial statements.

REGULATION

Telecommunications Regulation

As an operator of a privately owned global satellite system, we are subject to: the regulatory authority of the U.S. government; the regulatory authority of other countries in which we operate and the frequency coordination process of the International Telecommunication Union (“ITU”). Our ability to provide satellite services in a particular country or region is subject also to the technical constraints of our satellites, international coordination, local regulatory approval and any limitation to those approvals.

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

Authorization to Launch and Operate Satellites

Pursuant to satellite licensing rules issued in 2003, the FCC grants satellite authorizations on a first-come, first-served basis to satellite operators that meet its legal and technical qualification requirements. The FCC often receives multiple applications to operate a satellite at a given orbital slot. There can be no assurance that applications will be granted. Most satellite authorizations include specific construction and launch milestones; failure to meet them may result in license revocation. Under licensing rules, we must post a bond for up to $3 million when we are granted a satellite authorization. Some or the entire amount of the bond may be forfeited if we fail to meet any of the milestones for satellite construction, launch and commencement of operation. In accordance with the current licensing rules, the FCC will issue new satellite licenses for an initial 15-year term and will provide a licensee with an “expectancy” that a subsequent license will be granted for the replacement of an authorized satellite using the same frequencies. At the end of a 15-year term, a satellite that has not been replaced, or that has been relocated to another orbital location following its replacement, may be allowed to continue operations for a limited period of time subject to certain restrictions.

We have final FCC authorization for two existing satellites which operate in the Ku-band: Telstar 11 at 37.55º W.L. and Telstar 12 at 15º W.L. In addition, we have final FCC authorization for Telstar 11N which will operate in the Ku-band at 37.55º W.L and replace Telstar 11. Certain of our authorizations may be subject to pending petitions for reconsideration or review submitted to the FCC by third parties. The final FCC authorizations for certain of the satellites that are not yet in orbit also do not cover certain possible design changes and require adherence with FCC milestones stated within the authorizations. There can be no assurance that any design changes or milestone extensions which may be sought will be granted by the FCC. The failure to obtain a requested milestone extension could result in the loss of the related FCC authorization. If we are unable to obtain FCC approval to implement requested technical modifications for any particular authorization, we will be obligated to operate the related satellite in accordance with the original authorization.

Coordination Requirements

The FCC requires applicants to demonstrate that their proposed satellites would be compatible with the operations of adjacent satellites. Adjacent satellite operators must coordinate with one another to minimize frequency conflicts. The FCC reserves the right to require that an FCC-licensed satellite be relocated if it deems such a change to be in the public interest.

Regulation by Non-U.S National Telecommunications Authorities

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

In addition to the orbital slots licensed by the FCC, Loral has been assigned orbital slots by certain other countries. For example, we have been authorized to use numerous C-, Ku- and Ka-band orbital slots by the Isle of Man government. These Isle of Man authorizations are (1) at 15º W.L. and 47º W.L. for use of the Ka-band frequencies, and (2) at 9.9º E.L., 16.1º E.L., 22.3º E.L., 115.5º E.L., 37.5º W.L., 89º W.L., 97º W.L. and 115º W.L. for the use of C-, Ku- and Ka-band frequencies. We also have Isle of Man authorizations at 96.5º W.L. and 123.5º W.L. for Broadcast Satellite Service. From time to time Loral may file for additional orbital slots, and/or relinquish the rights to orbital slots that have been assigned to Loral.

In March 1999, Loral won Brazil’s auction for its 63º W.L. Ku-band orbital slot. Telstar 14/Estrela do Sul-1 is licensed by Brazil and is authorized to operate in the U.S. by the FCC from this orbital slot. Pursuant to a lease, Loral operates all of the capacity (with the exception of one transponder) on the Telstar 10/Apstar IIR C/Ku-band satellite licensed by China and located at 76.5º E.L. We also operate the C/extended C-band and Ku-band payloads on Telstar 18 at 138º E.L. using licenses provided to APT by Tonga and China, respectively.

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

Export Regulation

Commercial communication satellites and certain related items, technical data and services, are subject to United States export controls. These laws and regulations affect the export of products and services to foreign launch providers, subcontractors, insurers, customers, potential customers, and business partners, as well as to foreign Loral employees, foreign regulatory bodies, foreign national telecommunications authorities and to foreign persons generally. Commercial communications satellites and certain related items, technical data and services are on the United States Munitions List and are subject to the Arms Export Control Act and the International Traffic in Arms Regulations. Export jurisdiction over these products and services resides in the U.S. Department of State. Other Loral exports are subject to the jurisdiction of the U.S. Department of Commerce, pursuant to the Export Administration Act and the Export Administration Regulations. In addition, if a satellite project involves countries that are subject to U.S. trade sanctions or is intended to provide services to such countries, licenses or other approvals from the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) may be required.

U.S. Government licenses or other approvals generally must be obtained before satellites and related items, technical data and services are exported and may be required before they are re-exported or transferred from one foreign person to another foreign person. For example, after completion of the Telesat acquisition, U.S. Government licenses or approvals generally will have to be obtained for the transfer of technical data and defense services between Loral and New Telesat, and between New Telesat and its U.S. subsidiaries. There can be no assurance that such licenses or approvals will be granted. Also, licenses or approvals may be granted with limitations, provisos or other requirements imposed by the U.S. Government as a condition of approval, which may affect the scope of permissible activity under the license or approval. See Item 1A — Risk Factors below.

PATENTS AND PROPRIETARY RIGHTS

SS/L relies, in part, on patents, trade secrets and know-how to develop and maintain its competitive position. It holds 196 patents in the United States and has applications for seven patents pending in the United States. SS/L patents include those relating to communications, station keeping, power control systems, antennae, filters and oscillators, phased arrays and thermal control as well as assembly and inspection technology. The SS/L patents that are currently in force expire between 2007 and 2022.

Loral Skynet has 13 patents in the United States and has five patents abroad. Our satellite services segment has six patents pending in the United States. Satellite services patents that are currently in force expire between 2016 and 2020.

There can be no assurance that any of our pending patent applications will be issued. Moreover, there can be no assurance that infringement of existing third party patents has not occurred or will not occur. Additionally, because the U.S. patent application process is confidential, there can be no assurance that third parties, including competitors, do not have patents pending that could result in issued patents which we would infringe. In the event of infringement, we could be required to pay royalties to obtain a license from the patent holder, refund money to customers for components that are not useable or redesign our products to avoid infringement, all of which would increase our costs. We may also be required under the terms of our customer contracts to indemnify our customers for damages.

RESEARCH AND DEVELOPMENT

Our research and development expenditures involve the design, experimentation and the development of space and satellite products. Research and development costs are expensed as incurred.

Research and development costs were $20 million for 2006, $7 million and $5 million for the periods January 1, 2005 to October 1, 2005 and from October 2, 2005 to December 31, 2005, respectively, and $9 million for 2004, and are included in selling, general and administrative expenses.

FOREIGN OPERATIONS

Sales to foreign customers, primarily in Asia, Europe and Mexico, represented 13%, 14%, 18% and 42% of our consolidated revenues for the year ended December 31, 2006, for the period from October 2, 2005 to December 31, 2005, for the period from January 1, 2005 to October 1, 2005 and for the year ended December 31, 2004, respectively. As of December 31, 2006 and 2005, substantially all of our long-lived assets were located in the United States with the exception of our in-orbit satellites. See Item 1A — Risk Factors below for a discussion of the risks related to operating internationally. See Note 20 to the consolidated financial statements for detail on our domestic and foreign sales.

EMPLOYEES

As of December 31, 2006, we had approximately 2,100 full-time employees, approximately 1% of whom are subject to collective bargaining agreements and approximately 200 contract employees. We consider our employee relations to be good.

AVAILABLE INFORMATION

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available without charge on our web site, www.loral.com, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. Copies of these documents also are available in print, without charge, from Loral’s Investor Relations Department, 600 Third Avenue, New York, NY 10016. Loral’s web site is an inactive textual reference only, meaning that the information contained on the web site is not part of this report and is not incorporated in this report by reference.

Item 1A.	Risk Factors

I.	Financial and Telesat Transaction Risk Factors

There can be no assurance that the pending Telesat acquisition will be completed, and the failure to complete the transaction would adversely affect us.

The completion of our and PSP’s pending acquisition of Telesat Canada depends on the satisfaction or waiver of a number of conditions, including but not limited to, the receipt of certain regulatory approvals. There can be no assurance that the receipt of such required regulatory approvals and satisfaction of other required conditions will be obtained on a timely basis or obtained without modifications to our agreements with PSP. If we are unable to satisfy or obtain waiver of the closing conditions for the Telesat acquisition by December 16, 2007, our securities purchase agreement with BCE Inc. could be terminated, and we may, under certain circumstances, be liable for our proportionate share of the CAD 65 million termination fee, or CAD 41.6 million. Moreover, if the Telesat acquisition is not completed, our business and financial results could be adversely affected due to, among other things, the focus of our management’s time and effort on completing the Telesat acquisition rather than pursuing other business opportunities, and the incurrence of significant costs related to the transaction.

Failure to effect the Skynet Transaction on the terms contemplated would have an adverse effect on us.

The contribution of Loral Skynet assets into New Telesat, like the Telesat acquisition, is also dependent on the satisfaction or waiver of certain closing conditions, including but not limited to, approval from the Federal Communications Commission and the redemption of Loral Skynet’s 14% senior secured notes and 12% preferred stock. If we are unable to effect the Skynet Transaction within one year from the closing of the Telesat acquisition, we will be required, under the terms of our agreement with our partner, PSP, to contribute the Telstar 11N satellite (or if not yet then completed, our rights to the Telstar 11N construction contract) and $175 million in cash to New Telesat. If we default in our obligation to make these contributions, in addition to remedies that may be available to PSP as a result of such default, Loral will lose certain rights under its shareholders agreement with PSP, subject to Loral’s right to cure such default within a six month cure period if Loral then owns at least 80% of the shares of Holdings which it committed to purchase. These rights include Loral’s right to cause the removal of the New Telesat CEO, its right of first offer in the event other New Telesat shareholders wish to sell their shares, and, if Loral owns less than 45% of the economic interest in New Telesat at the time of, or as a result of, such default, its rights to approve certain actions by New Telesat. In addition, in the event of a Loral default, PSP will have the right to call Loral’s shares in Holdings and the right to cause the sale of Holdings and to drag along the other shareholders in such sale, subject to Loral’s right to call PSP’s shares at fair market value. A failure or delay in effecting the Skynet Transaction would also result in increased borrowing costs at New Telesat and prevent us from implementing operating efficiencies across New Telesat and Loral Skynet, which in turn would adversely affect our financial results. Moreover, until we have effected the Skynet Transaction, our economic interest in New Telesat would only be approximately 38%, assuming an exchange rate of $1.00/CAD 1.1652. Our economic interest would be increased to 64% only upon either the closing of the Skynet Transaction or alternatively, the closing of our contribution of additional cash and the Telstar 11N satellite as described.

Our joint venture acquisition vehicle will be required to close the Telesat acquisition without any purchase price adjustment even if Telesat Canada were to experience a satellite loss.

Under the terms of the purchase agreement entered into with BCE Inc., the joint venture formed by us and our Canadian partner will be obligated to pay BCE Inc. the CAD 3.25 billion purchase price in full and close the acquisition notwithstanding any satellite loss by Telesat Canada prior to closing, so long as the loss does not involve two or more of the following satellites: Nimiq 1, Anik F1R, Anik F2 and Anik F3. The receipt of insurance proceeds, if any, from such failure would not fully compensate New Telesat for the loss of revenues that would result from such a loss.

Changes in the Canadian and U.S. dollar exchange rate can adversely affect us.

While the purchase price of the Telesat acquisition is denominated in Canadian dollars, most of the financing commitments obtained for the acquisition will be funded with U.S. dollars at closing. Accordingly, to the extent that the Canadian dollar were to rise relative to the U.S. dollar prior to closing, we and PSP, our Canadian partner, will be required to fund additional monies to cover that difference. While we and PSP have entered into hedging transactions that reduce some of this risk, approximately $283 million of the U.S. dollar denominated debt commitment remains unhedged as of the date of this report. In the event that the Telesat acquisition failed to close, we could be liable for up to $117.5 million, depending on currency rate fluctuations, to unwind our hedging transactions. Our agreement with PSP provides that the valuation of our Skynet contribution is denominated in U.S. dollars, and thus, a rise in the value of the Canadian dollar during the period prior to the Skynet contribution would likewise require us to fund additional amounts to maintain the 64/36 percent economic split between us and our Canadian partner in the joint venture. To date, we have not hedged any portion of the risk related to the Skynet contribution valuation.

There can be no assurance that we will be able to fully implement the cost savings we have planned.

In arriving at the purchase price that we agreed to pay for Telesat Canada, we assumed that we would be able to implement a significant reduction in costs by combining the operations of Telesat Canada and Loral Skynet. There can be no assurance that this integration will be successful. Moreover, while both we and Telesat Canada have implemented employee retention programs to promote a successful transition and integration plan, a loss of key employees or a reduction in their focus on the business would hurt us.

Our equity investment in New Telesat may be at risk because New Telesat will be highly leveraged.

At closing, New Telesat will have approximately $2.8 billion of debt, approximately $1.9 billion of which will be secured by substantially all of the assets of New Telesat. In addition, New Telesat will have access to approximately $300 million of additional credit lines for borrowings thereafter. This represents a significant amount of indebtedness for a company the size of New Telesat. In the event that New Telesat is not able to service this debt, there would be a significant adverse effect on the value of our equity investment in New Telesat.

We emerged from Chapter 11 in 2005 and have a history of losses.

We sought protection under Chapter 11 of the Bankruptcy Code in July 2003. While we had $293 million of available cash and short-term investments and $12 million of restricted cash as of December 31, 2006, our operations and planned capital expenditures will consume a large portion of that cash. Nevertheless, we believe that our cash and short-term investments, as well as net cash provided by operating activities and the proceeds from the sale of our convertible perpetual preferred stock, will be adequate to meet our expected cash requirements for activities in the normal course of business, planned capital expenditures and the Telesat acquisition, through at least the next 12 months. We also have had a history of losses and expect such losses to continue in the near term. We incurred net losses of approximately $23 million, $15 million, $59 million (not including the gain on discharge of pre-petition obligations and fresh-start adjustments of $1.101 billion and the related interest expense of $13 million and a tax benefit of $15 million), and $177 million for the year ended December 31, 2006, for the period from October 2, 2005 to December 31, 2005, for the period from January 1, 2005 to October 1, 2005 and the year ended December 31, 2004, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There can be no assurance that Loral will achieve profitability in the near future. Although we have successfully consummated our Plan of Reorganization and emerged from bankruptcy on November 21, 2005, there is no assurance that negative publicity surrounding our Chapter 11 reorganization will not adversely affect our results of operations, our ability to obtain financing, or our business in the future.

We are a holding company with no operations; we are dependent on cash flow from our operating subsidiaries and affiliates to meet our financial obligations.

Loral Space & Communications Inc. is a holding company the assets of which consist principally of the equity interests we own in our subsidiaries, joint ventures and affiliates. We have no independent operations or operating assets. The ability of our subsidiaries to make payments or distributions to us, whether as dividends or as payments under applicable management and shared services agreements, will depend on their operating results, including their ability to satisfy their own cash flow requirements and obligations. Moreover, covenants contained in the indenture relating to Loral Skynet’s 14% senior notes currently impose, and upon closing of the Telesat acquisition, the covenants contained in the loan agreements and other debt instruments of New Telesat, which will have substantial indebtedness, will impose limitations on such entity’s ability to upstream funds to us. Loral Skynet assets will likewise become subject to these limitations upon their contribution to New Telesat. Pending this contribution, our agreement with PSP also imposes limitations on Loral Skynet’s ability to make dividend or other payments to us or our subsidiaries. We have also agreed with PSP that while we will be receiving a management fee from New Telesat following the closing of the Telesat acquisition, that fee will be limited to $5 million a year. This amount represents a substantial reduction from the approximately $10 million in management fees and reimbursement of corporate overhead allocation costs that Loral Skynet paid to us in 2006. Moreover, New Telesat’s loan documents will permit this management fee from New Telesat to be paid to us only in the form of notes, and such fee will become payable in cash only at such time that New Telesat meets certain financial performance criteria as set forth in the loan documents. Moreover, we will not control New Telesat’s board of directors and will not have the ability to cause New Telesat to pay dividends to us, even if the applicable loan covenants permit them.

The indenture governing Loral Skynet’s 14% senior secured notes contains restrictions on our operations and the notes will be required to be redeemed to effect the Skynet Transaction, which proposed redemption has been objected to by certain noteholders.

The limitations contained in the indenture relating to the $126 million of senior secured notes issued by Loral Skynet upon its emergence from bankruptcy impose restrictions on our operations and limit our ability to enter into financial transactions that we may wish to pursue. These restrictions will affect, and in many respects limit, among other things, Loral Skynet’s and its subsidiaries’ ability to pay dividends, make investments, sell assets, make loans, repurchase equity interests or engage in mergers or other like transactions. Prior to November 22, 2009, we may redeem the notes at a redemption price of 110% plus accrued and unpaid interest, unless we receive an objection notice from holders of two-thirds of the principal amount of the notes. After this period, the notes are redeemable at our option at a redemption price of 110%, declining over time to 100% in 2014, plus accrued and unpaid interest. The redemption of these notes is a condition to the consummation of our contribution of Loral Skynet’s assets into New Telesat, and pursuant to the terms of our convertible preferred stock financing, MHR has agreed that it and its affiliated funds, which hold approximately 44.6% of the Loral Skynet notes, will not object to an optional redemption of the Loral Skynet notes effected in connection with such transaction. A self-described committee of noteholders, however, has stated its objection to the proposed redemption of these notes and asserted that funds affiliated with MHR should be excluded for purposes of determining whether an objection to redemption has been received from two-thirds of the outstanding principal amount of the notes. We believe that this position is inaccurate as a matter of law and contrary to the express provisions of the indenture, but any litigation resulting from this assertion could delay our redemption of the Loral Skynet notes, which may in turn have the effect of delaying the Skynet Transaction.

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

Although the indenture governing the Loral Skynet notes contains restrictions on the incurrence of indebtedness by Loral Skynet and its subsidiaries, there are currently no restrictions on the ability of SS/L to incur additional indebtedness, and while the terms of the February 2007 Loral preferred stock financing effectively prohibit borrowing at the Loral parent company level in the near future, such limitations can be waived by MHR. As a result, we may be able to incur significant additional debt in the future. If new debt is added, such indebtedness would impose restrictive covenants, which may include requirements to maintain certain financial ratios. If we incur significant additional indebtedness, we would be more vulnerable to, among other things, adverse changes in general economic, industry and competitive conditions.

XTAR has not generated sufficient revenues to meet all of its contractual obligations; we may be required to make additional capital contributions to the venture.

XTAR’s take-up rate in its service has been slower than anticipated and it has been required to defer payments owed to us and Hisdesat, including payments due under an agreement with Hisdesat to lease certain transponders on the Spainsat satellite. These lease obligations are $13.2 million in 2007, growing to $23 million per year in 2008 with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite. XTAR is currently not making these payments to Hisdesat. As of December 31, 2006, XTAR’s lease payables to Hisdesat were $4.6 million. XTAR’s ability to fund this amount, as well as its ongoing and future lease obligations to Hisdesat, is dependent on it generating a significant increase in customer orders. Hisdesat has to date not made any demand on XTAR for payment of the outstanding lease amounts or to insist that XTAR make future lease payments on a current basis; in fact, it has agreed to defer receivables due from XTAR until March 31, 2008. If that situation were to change, however, then unless XTAR is able to reach a satisfactory arrangement with Hisdesat to restructure the terms of the Spainsat lease, we will be faced with the decision of either making additional cash contributions to XTAR to enable it to meet its obligations or allowing XTAR to default under the lease agreement, which may result in a loss of our investment in XTAR.

Replacing a satellite upon the end of its useful life will require us to make significant expenditures.

To ensure no disruption in Loral Skynet’s business and to prevent loss of customers, we will be required to commence construction of a replacement satellite approximately two to three years prior to the end of life of the satellite then in orbit. For example, we will be required to commence construction of a replacement to our Estrela do Sul satellite in 2008 to ensure a continuation of our business on this satellite should we decide to replace it. We have also commenced construction of our Telstar 11N satellite and will incur substantial expenditures in connection with such effort. We have incurred $59 million in construction related costs for Telstar 11N as of December 31, 2006. Typically, it costs in excess of $200 million to construct, launch and insure a satellite. We have in the past funded this cost from a combination of operating cash flow and financing proceeds. There is no assurance that we will be able to obtain financing to fund such expenditures on favorable terms, if at all.

Significant changes in discount rates, actual investment return on pension assets and other factors could affect our statement of operations, equity and pension contributions in future periods.

Our statement of operations may be positively or negatively affected by the amount of expense we record for our pension and other postretirement benefit plans. Generally accepted accounting principles (GAAP) in the United States of America require that we calculate expense for the plans using actuarial valuations. These valuations reflect assumptions that we make relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The most significant year-end assumptions used to estimate pension or other postretirement expense for the following year are the discount rate, the expected long-term rate of return on plan assets and expected future medical inflation. In addition, we are required to make an annual measurement of plan assets and liabilities and at the time of the measurement, we may be required to take a significant charge to equity through a reduction to other comprehensive income. For a discussion regarding how our financial statements can be affected by pension and other postretirement plan accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting

Matters — Pensions and other employee benefits.” In 2006, we contributed $27.5 million to our pension plan. In accordance with IRS regulations, we are not required to make any contributions to the pension plan in 2007, however, we expect to resume making contributions thereafter. The amounts of our contributions in the future will depend, among other things, on the key economic factors underlying these assumptions.

II.	Operational Risk Factors

•	Risk Factors Associated With Satellite Manufacturing

The satellite manufacturing market is highly competitive and fixed costs are high.

SS/L competes with several large, well-capitalized companies such as Boeing, Lockheed Martin and Orbital Sciences in the United States, Alcatel Alenia Space and EADS Astrium in Europe and Mitsubishi Electric Corp. in Japan, nearly all of which are larger and better capitalized than we are. We may also face competition in the future from emerging low-cost competitors in India, Russia and China. The number of annual satellite manufacturing awards varies and is difficult to predict. In addition, U.S. satellite manufacturers must contend with export control regulations that put them at a disadvantage when competing for foreign customers. Moreover, as a result of the Telesat acquisition and the Skynet Transaction, SS/L may experience difficulty in obtaining orders from certain customers engaged in the satellite services business who compete with the combined Telesat/Skynet business. Our financial performance is dependent on SS/L’s ability to generate a sustainable order rate and to continue to increase its backlog. The satellite manufacturing industry has suffered from substantial overcapacity worldwide for a number of years, resulting in extreme competitive pressure on pricing terms and other material contractual terms, such as those allocating risk between the manufacturer and its customers. Buyers, as a result, have had the advantage over suppliers in negotiating prices, terms and conditions resulting in reduced margins and increased assumptions of risk by SS/L.

SS/L is a large-scale systems integrator, requiring a large staff of highly-skilled and specialized workforce, as well as specialized manufacturing and test facilities in order to perform under its satellite construction contracts. In order to maintain its ability to compete as one of the leading prime contractors for technologically advanced space satellites, SS/L must continuously retain the services of a core group of specialists in a wide variety of disciplines for each phase of the design, development, manufacture and testing of its products, thus reducing SS/L’s flexibility to take action in the event of a slowdown or downturn in its business.

SS/L’s contracts are subject to adjustments, cost overruns, risk of non-payment and termination.

SS/L’s major contracts are firm fixed-price contracts under which work performed and products shipped are paid for at a fixed price without adjustment for actual costs incurred. While cost savings under these fixed-price contracts result in gains to SS/L, cost increases result in reduction of margins or losses, borne solely by SS/L. Under such contracts, SS/L may receive progress payments, or it may receive partial payments upon the attainment of certain program milestones. If performance on these milestones is delayed, SS/L’s receipt of the corresponding payments will also be delayed. As the prime contractor, SS/L will generally be liable to its customer for cost overruns, schedule delays and other non-performance by SS/L’s suppliers, which may be largely outside of its control.

Non-performance, including schedule delays, can increase costs and subject us to damage claims from customers, including liquidated damages and termination of the contract for our default. If a contract is terminated for default, we would be liable for a refund of customer payments made to date, and could also have additional liability for excess re-procurement costs and other damages incurred by our customer, although SS/L would own the satellite under construction and attempt to recoup any losses through resale to another customer. A contract termination for default could have a material adverse effect on SS/L and us.

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

Moreover, some of SS/L’s contracts require SS/L to provide vendor financing to its customers or, more customarily, for customers to pay a portion of the purchase price for the satellite over time subject to performance of the satellite, i.e., orbital payments, or a combination of these terms. In some cases, these arrangements are provided to customers that are start-up companies or companies in the early stages of building their businesses. As of December 31, 2006, SS/L had recorded vendor financing and orbital receivables of $148 million (of which $87 million was from start-up or early stage companies). Of this $87 million, SS/L had received payments of $65 million as of March 2007. Although we expect to be paid, there can be no assurance that these companies or their businesses will be successful and, accordingly, that they will be able to fulfill their payment obligations under their contracts with SS/L.

SS/L’s accounting for long-term contracts requires adjustments to profit and loss based on estimates revised during the execution of the contract. These adjustments may have a material effect on our consolidated financial position and our results of operations in the period in which they are made. The estimates giving rise to these risks, which are inherent in long-term, fixed-price contracts, include the forecasting of costs and schedules, contract revenues related to contract performance and the potential for component obsolescence due to procurement long before assembly.

SS/L may forfeit payments from customers as a result of satellite failures or losses after launch or may be liable for penalty payments under certain circumstances, and these losses may be uninsured.

Most of SS/L’s satellite manufacturing contracts provide that some of the total price is contingently payable as “incentive” payments earned over the life of the satellite, subject to satellite performance. SS/L generally does not insure for these incentive payments (also known as orbitals) and in some cases agrees with its customers not to insure them.

SS/L records the present value of orbital payments as revenue during the construction of the satellite. SS/L generally receives the present value of these incentive payments if there is a launch failure or a failure caused by customer error. SS/L forfeits some or all of these payments, however, if the loss is caused by satellite failure or as a result of its own error. As of December 31, 2006, SS/L had orbital receivables of $83 million, which will be received over 18 years. Since these orbital receivables could be affected by future satellite performance, there can be no assurance that SS/L will be able to collect all or a portion of these receivables.

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

In November 2004, Intelsat Americas 7 (formerly Telstar 7) experienced an anomaly which caused it to completely cease operations for several days before it was partially recovered. Four other satellites manufactured by

SS/L for other customers have designs similar to Intelsat Americas 7 and, therefore, could be susceptible to similar anomalies in the future. A partial or complete loss of these satellites could result in an incurrence of warranty payments by SS/L aggregating up to $17 million.

We are subject to export controls, which may result in delays and additional costs.

SS/L is required by the U.S. State Department to obtain licenses and enter into technical assistance agreements to export satellites and related equipment, and to disclose technical data to foreign persons. In addition, if a satellite project involves countries that are subject to U.S. trade sanctions or is intended to provide services to such countries, licenses or other approvals from the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) may be required. The delayed receipt of or the failure to obtain the necessary U.S. government licenses, approvals and agreements may interrupt the completion of a satellite contract by SS/L and could lead to a customer’s cancellation of a contract, monetary penalties and/or the loss of incentive payments.

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

The recent trend toward industry consolidation in the satellite services industry may adversely affect us.

The recent industry consolidation trend has resulted in the formation of satellite operators with greater satellite resources and increased coverage. This consolidation may reduce demand for new satellite construction as operators may need fewer satellites in orbit to provide back-up coverage or to rationalize the amount of capacity available in certain geographic regions. It may also result in concentrating additional bargaining power in the hands of large customers, which could increase pressure on pricing and other contractual terms.

The availability of qualified personnel and facility space may be limited; SS/L will incur costs to upgrade or expand its facility and these costs may be substantial.

SS/L has recently won a number of satellite construction awards and its backlog has expanded significantly. In order to complete construction of all the satellites in backlog and to accommodate future growth, SS/L will need to and is in the process of hiring additional staff and will require an expansion of its existing facilities. There can be no assurance that SS/L will be able to hire its desired number of employees with the requisite skills and training or to acquire suitable facility space and, accordingly, may not be able to perform its contracts as efficiently as planned or grow its business beyond existing levels. The incremental costs of such expansions or upgrades could be up to $150 million over the next three years.

•	Risk Factors Associated With Satellite Services

Launch delays or failures have delayed some of our operations in the past and may do so again in the future.

We depend on third parties in the United States and abroad to launch our satellites. Delays in launching satellites are not uncommon and result from construction delays, the unavailability of appropriate launch vehicles and other factors. For example, the launch of the XTAR-EUR satellite was significantly delayed while we waited for Arianespace to complete work on its ECA launch vehicle. The launch of our Telstar 11N satellite may be delayed as a result of the recent Sea Launch mission failure. In addition, we expect that the contraction of world-wide launch availability that we have been experiencing will likely continue in the near term, resulting in increased launch costs and limiting the number of satellite launches per year.

Satellite launches are risky, and some launch attempts have ended in complete or partial failure. On January 10, 2004, for example, our Telstar 14/Estrela do Sul-1 communications satellite was launched by Boeing Sea Launch, but only partially deployed its North solar array. Although the satellite was insured and we collected insurance proceeds of $205 million, the failed solar array deployment has resulted in a substantial loss of the satellite’s available transponder capacity, as well as, reducing the expected life to 2010. This reduced capacity and life has affected the roll out of our Brazilian business and restrained operating revenues.

We ordinarily insure against launch failures but at considerable cost. The cost and the availability of insurance vary depending on market conditions and the launch vehicle used. Replacing a lost satellite typically requires at least two years from execution of a manufacturing contract to launch. Moreover, we may be required, in order to maintain our priority status with respect to our orbital slots, to launch replacement satellites by specified dates. Failure to do so may result in a material adverse effect on us.

After launch, our satellites remain vulnerable to in-orbit failures which may result in reduced revenues and profits and other financial consequences.

In-orbit damage to or loss of a satellite before the end of its expected life results from various causes, some random, including component failure, degradation of solar panels, loss of power or fuel, inability to maintain the satellite’s position, solar and other astronomical events and space debris.

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

For example, in July 2005, in the course of conducting our normal operations, we determined that the primary command receivers on two of our satellites had failed. These satellites, which are equipped with redundant command receivers designed to provide full functional capability through the full design life of the satellite, continue to function normally and service to customers has not been affected. Moreover, SS/L, the manufacturer of the satellites, has successfully completed implementation of a software workaround that fully restored the redundant command receiver function on both of these satellites.

In addition, three satellites operated by Loral Skynet or its affiliates that were manufactured by SS/L have experienced minor losses of power from their solar arrays. Although we believe the satellites will fulfill their designed mission lives, there can be no assurance that one or more of the satellites will not experience an additional power loss that could lead to a lessening of transponder capacity and performance degradation. During the third quarter of 2006, due to power loss caused by solar array failures, Loral Skynet removed from service through the end of life certain unutilized transponders on one of its satellites and will remove additional transponders from service on this satellite in order to maintain sufficient power to operate the remaining transponders for its specified life. A partial or complete loss of a satellite would result in the loss of revenues and profit for Loral Skynet and us. For further details see Note 19 to the consolidated financial statements. Moreover, under the terms of our agreement with PSP, a loss of 50% or more of the existing transponder capacity on Telstar 12 or a loss of 50% or more of the aggregate existing transponder capacity on Telstar 10, 14 and 18 would constitute a material adverse change to Loral Skynet’s business, and will result in a requirement on our part to contribute additional monies to New Telesat to preserve our 64% economic interest in the company.

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

We cannot assure that, upon the expiration of an in-orbit insurance policy, which typically has a term of one year, we will be able to renew the policy on terms acceptable to us. As noted above, insurers may require either exclusions of certain components or may place similar limitations on coverage in connection with insurance renewals for satellites that have experienced problems in the past. For example, the insurance coverage for two of our satellites provides for coverage of losses due to solar array failures only in the event of a capacity loss of 75% or more for one satellite and 80% or more for the other. The loss of a satellite would likely have a material adverse effect on our financial performance and may not be adequately mitigated by insurance coverage. Moreover, if we were to determine in the future that the terms of any particular insurance renewal are uneconomic after taking into account factors such as cost of the insurance and scope of insurance exclusions and limitations, we may elect to self-insure against losses of a satellite.

Like other satellite operators, we are faced with increased launch and in-orbit insurance premiums.

The cost of obtaining insurance has increased significantly, primarily due to post-September 2001 insurance industry developments. This has increased our cost of doing business.

Our fixed satellite services businesses compete for market share, customers and orbital slots against competitors that are significantly larger than us.

We face significant competition in the transponder leasing business from larger companies such as Intelsat, SES Global and Eutelsat, all of which are larger and better capitalized than we are. This will continue to be the case following the Telesat acquisition, if it occurs. We also face competition from smaller, regional operators, which may enjoy competitive advantages in their local markets. The supply of satellite capacity has increased in recent years, making it more difficult for us to sell our services in certain markets and to maintain our prices for the capacity that we do sell. Competition may cause further downward pressure on prices and further reduce the utilization of our fleet capacity, both of which may have an adverse effect on our financial performance. Our transponder leasing business also competes with fiber optic cable and other terrestrial delivery systems, which have a cost advantage in point-to-point applications where such delivery systems have been installed.

Similarly, our network services business faces competition not only from other satellite-based providers, but also from providers of land-based data communications services, such as cable, DSL (digital subscriber line), wireless local loop and traditional telephone service providers. We will face further price pressure in this business from these companies as they continue to compete for our services.

As land-based telecommunications services expand and become more sophisticated, demand for some satellite-based services may be reduced. New technology could render satellite-based services less competitive by satisfying consumer demand in other ways. We also compete for local regulatory approval in places where more than one provider may want to operate and for scarce frequency assignments and fixed orbital positions.

The content of third-party transmissions over our satellites may affect us.

Loral Skynet provides satellite capacity for transmissions by third parties. We do not decide what content is transmitted over our satellites, although our contracts generally provide us with rights to prohibit certain types of content or to cease transmission under certain circumstances. Issues arising from the content of transmissions by these third parties over our satellites could affect our future revenues, operations or our relationship with certain governments or customers.

Our business is regulated, causing uncertainty and additional costs.

Multiple authorities regulate our business, including the FCC, the International Telecommunication Union (ITU), the European Union, Brazil, China and Isle of Man. Regulatory authorities can modify, withdraw or impose charges or conditions upon, or deny or delay action on applications for, the licenses we need which may adversely affect our business or increase our costs.

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

Failure to successfully coordinate our satellites’ frequencies or to resolve other required regulatory approvals could have an adverse effect on our financial condition, as well as on the value of our business.

•	Risk Associated With Conducting Business Internationally

We face risks in conducting business internationally.

For the year ended December 31, 2006, approximately 13% of our revenue was generated from customers outside of the United States. We could be harmed financially and operationally by changes in foreign regulations and telecommunications standards, tariffs or taxes and other trade barriers that may be imposed on our services or by political and economic instability in the countries in which we conduct business. Almost all of our contracts with foreign customers require payment in U.S. dollars, and customers in developing countries could have difficulty obtaining U.S. dollars to pay us due to currency exchange controls and other factors. Exchange rate fluctuations may adversely affect the ability of our customers to pay us in U.S. dollars. If we need to pursue legal remedies against our foreign business partners or customers, we may have to sue them abroad where it could be difficult for us to enforce our rights.

III.	Other Risks

We share control of our affiliates with third parties.

We share control of our affiliates with third parties and as a result we do not have control over management of these entities. For example, Hisdesat enjoys substantial approval rights in regard to XTAR, our X-band joint venture. In addition, upon consummation of the Telesat acquisition and the Skynet Transaction, while we will own 64% of the economics of the participating shares of New Telesat’s parent company, we will own only 33 1/3% of the voting power. Loral nominees will comprise only three of the ten directors on the New Telesat board, with three directors to be appointed by PSP and the remainder being independent directors. The rights of these third parties and fiduciary duties under applicable law could result in others acting or omitting to act in ways that are not in our best interest. While these entities are or have been customers of SS/L, due to this shared control and the fiduciary duties of the boards of these entities, there can be no assurance that these entities will continue to be customers of SS/L, and SS/L does not expect to do business with these entities on other than fair and competitive terms.

We rely on key personnel.

We need highly qualified personnel. Michael Targoff, our chief executive officer, has an employment contract expiring in December 2010, and several of our key officers have employment contracts expiring in November 2007. We do not maintain “key man” life insurance. The departure of any of our key executives could have an adverse effect on our business.

MHR is our controlling shareholder and may have conflicts of interest with us in the future.

As of December 31, 2006, MHR Fund Management LLC, through its affiliated funds, beneficially owns approximately 35.9% of our common stock and is the largest single holder of our common stock. After giving effect to the $300 million preferred stock financing with MHR, and assuming conversion or exchange of the Loral preferred stock into voting and non-voting common stock, as applicable, MHR will beneficially own approximately 57% of our voting and non-voting common stock in the aggregate, based on the number of shares outstanding as of March 1, 2007 (approximately 53% on a fully diluted basis assuming shareholder approval of amendments to our stock incentive plan to increase the number of shares available for grant thereunder). The Loral Series B-1 preferred stock and Class B non-voting common stock held by MHR may not be converted into Loral voting common stock giving MHR the right to vote more than 39.999% of Loral’s voting power unless either MHR acquires majority control of Loral by other means, without regard to the Loral Series A-1 preferred stock initially issued to it, or the common stock issued upon conversion thereof, or a third party acquires, other than pursuant to certain prohibited transfers from MHR, a majority of the common stock that would be outstanding on a fully diluted basis. MHR also owns 38.3% of Loral Skynet’s preferred stock and 44.6% of Loral Skynet’s senior secured notes. Moreover, representatives of MHR currently occupy three of the nine seats on our board of directors and following appointment of its additional Board nominee under the terms of the Loral preferred stock financing, MHR representatives or nominees will occupy four of our nine Board seats. In addition, two of our other directors were selected by the creditors’ committee in our Chapter 11 Cases, in which MHR served as the chairman. Conflicts of interests may arise in the future between us and MHR. For example, MHR and its affiliated funds are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Under our agreement with PSP, in the event that MHR’s ownership of our voting stock falls below certain levels or there is a change in the composition of a majority of the members of Loral board of directors over a consecutive two-year period, we will lose our right to cause the removal of New Telesat’s CEO and our rights to approve certain actions by New Telesat. In addition, after any of these events, PSP will have certain rights to enable it to exit from its investment in New Telesat, including a right to cause New Telesat to conduct an initial public offering in which PSP’s shares would be the first shares offered or, if no such offering has occurred within one year due to a lack of cooperation from Loral or New Telesat, to cause the sale of Holdings and to drag along the other shareholders in such sale, subject to our right to call PSP’s shares at fair market value.

Compliance with the Sarbanes-Oxley Act increases our operating expenses.

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission (“SEC”), have required changes to some of our corporate governance practices. These changes include developing financial and disclosure processes that satisfy Section 404 of the Sarbanes-Oxley Act. We expect that these rules and regulations will continue to make some activities more difficult, time-consuming and costly. We also expect that these rules and regulations could make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee and to attract and retain qualified executive officers. If we are unable to comply with the Sarbanes-Oxley Act and related rules and regulations, our business could be materially adversely affected.

The future use of tax attributes is limited upon emergence from bankruptcy.

As of December 31, 2006, we had net operating loss carryforwards, or NOLs, of approximately $1.0 billion that are available to offset future taxable income (see Notes 3 and 14 to the consolidated financial statements for a description of the accounting treatment of such NOLs). As our reorganization on November 21, 2005 constituted an “ownership change” under Section 382 of the Internal Revenue Code, our ability to use these NOLs, as well as certain other tax attributes existing at such effective date, is subject to an annual limitation of approximately $32 million, subject to increase or decrease based on certain factors. If New Loral experiences an additional “ownership change” during any three-year period after November 21, 2005, future use of these tax attributes may become further limited. An ownership change may be triggered by sales or acquisitions of Loral equity interests beyond certain thresholds by shareholders owning five percent or more of our total equity value, ie., the total market value of our equity interests (whether common or preferred), as determined on any applicable testing date. We would, however, be adversely affected by an additional “ownership change” only if at the time of such change, our total equity value multiplied by the federal applicable long-term tax exempt rate was less than $32 million.

There is a thin trading market for our common stock.

Our common stock was first issued and listed on the NASDAQ National Market in December 2005. Since that time, trading activity in our stock has generally been light. Moreover, over 50% of our common stock is effectively held by MHR and several other shareholders. If any of our significant shareholders should sell some or all of their holdings, it will likely have an adverse effect on our share price. Although the funds affiliated with MHR have restrictions on their ability to sell our shares under U.S. securities laws, they have registration rights in respect of the securities they hold in Loral and Loral Skynet, including our common stock that would, if exercised, eliminate such restrictions.

The market for our stock could be adversely affected by future issuance of significant amounts of our common stock.

As of December 31, 2006, 20 million shares of our common stock were outstanding. On that date, there were 1,310,452 stock options outstanding, 353,863 of which were vested and exercisable and 956,589 of which will become vested and exercisable over the next three years. In addition, subject to stockholder approval at an annual or special meeting of our stockholders, we have adopted amendments to our 2005 Stock Incentive Plan to increase by 1,165,000 the number of shares available for grant thereunder. These amendments cover the following grants, which are all subject to stockholder approval of the plan amendments: (v) the grant in March 2006 of options to purchase 825,000 shares to our Chief Executive Officer, Michael B. Targoff, in connection with his entering into an employment agreement with us (the “Targoff March 2006 Option Grant”), (w) the grant in June 2006 of options to purchase 20,000 shares to our Chief Financial Officer, Richard J. Townsend, in connection with his entering into an amendment to his employment agreement, (x) the grant in June 2006 of options to purchase 120,000 shares to our director, Dean A. Olmstead, in connection with his entering into a consulting agreement, (y) grants of approximately 175,000 shares of restricted stock to employees of SS/L to be issued upon stockholder approval of the plan amendments and (z) approximately 25,000 shares available for future grant. Moreover, we intend to further amend our stock option plan in the future to provide for additional increases in the number of shares available for grant thereunder, including, among others, an increase to cover an option grant which we have agreed, provided he has earned his target bonus for 2006 and 2007, to grant to Mr. Targoff in 2008 with a Black-Scholes value equal to one-half of the value of the Targoff March 2006 Option Grant, an increase to cover the component of annual fees to our directors that consists of restricted stock awards (2,000 shares annually for each director and 5,000 shares annually for the non-executive chairman) and an increase to cover a target annual option grant to Mr. Townsend having a Black-Scholes value equal to his base salary then in effect multiplied by 1.4.

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

Based on the initial conversion price of $30.1504 per share and assuming stockholder approval of the creation of the Class B non-voting common stock, the Series A-1 Loral convertible preferred stock and the Series B-1 Loral convertible preferred stock are convertible by its holders into 1,365,262 shares of common stock and 8,584,858 shares of Class B-1 non-voting common stock, respectively. In addition to seeking stockholder approval for the creation of Class B non-voting common stock, we also intend to seek approval at our upcoming stockholders meeting in May 2007, to increase our number of authorized shares of common stock from 40,000,000 shares to 60,000,000 shares.

Sales of significant amounts of our common stock to the public, or the perception that those sales could happen, could adversely affect the market for, and the trading price of, our common stock.

IV.	Litigation and Disputes

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

     Corporate

We lease approximately 26,000 square feet of space for our corporate offices in New York.

     Satellite Manufacturing

SS/L’s research, production and testing are conducted in SS/L-owned facilities covering approximately 564,000 square feet on 29 acres in Palo Alto, California. In addition, SS/L leases approximately 463,000 square feet of space on 23 acres from various third parties primarily in Palo Alto, Menlo Park and Mountain View, California.

     Satellite Services

Loral Skynet owns two telemetry, tracking and control stations covering approximately 58,000 square feet on 218 acres in Hawley, Pennsylvania and Mt. Jackson, Virginia. Loral Skynet leases space for two telemetry, tracking and control stations covering approximately 7,000 square feet in Kapolei, Hawaii and in Rio de Janeiro, Brazil. Loral Skynet also leases approximately 54,000 square feet of office space in Bedminster, New Jersey and Rockville, Maryland and 29,000 square feet in various locations around the world. In addition, in March 2006, we sold some of our excess facilities.

Management believes that the facilities for satellite manufacturing and satellite services are sufficient for their current operations but is initiating satellite manufacturing facility expansion efforts to accommodate future growth.

Item 3.	Legal Proceedings

We discuss certain legal proceedings pending against the Company in the notes to the consolidated financial statements and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and relief sought. See Note 19 to the consolidated financial statements for this discussion.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Price and Dividend Information

New Loral Common Stock

New Loral has authorized 40 million shares of common stock, $0.01 par value per share, 20 million of which are outstanding as of December 31, 2006. Subject to the preferences and other rights of the Loral Series-1 Preferred Stock, holders of shares of New Loral common stock, and if and when authorized and issued, shares of the Class B non-voting common stock, are entitled to share equally, share for share in dividends when and as declared by the board of directors out of funds legally available for such dividends. If and when issued, pursuant to the terms of the Loral Series-1 Preferred Stock, shares of the Series A-2 and Series B-2 preferred stock will have the right to participate in all dividends paid on New Loral common stock on an as converted basis. Subject to the rights, powers and preferences of the Loral Series-1 Preferred Stock, and, if and when issued pursuant to the terms of the Series B-1 Preferred Stock, the Series B-2 preferred stock, upon a liquidation, dissolution or winding up of New Loral, the assets of New Loral available to stockholders will be distributed equally per share to the holders of New Loral common stock, and if and when issued, the Series A-2 preferred stock and Class B non-voting common stock. Except as otherwise provided in the Restated Certificate of Incorporation or bylaws of New Loral, each holder of New Loral common stock is entitled to one vote in respect of each share of New Loral common stock held of record on all matters submitted to a vote of stockholders. The holders of New Loral common stock do not have any cumulative voting rights. New Loral common stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to New Loral common stock. All outstanding shares of New Loral common stock are fully paid and non-assessable.

Effective with the emergence from bankruptcy on November 21, 2005 and the consummation of the Plan of Reorganization, Old Loral common stock was cancelled and New Loral issued 20 million shares of common stock to its distribution agent. To date, approximately 19.9 million shares have been distributed to Old Loral creditors. New Loral common stock began trading on a when-issued basis on July 27, 2005 on the Over-the-Counter (“OTC”) Bulletin Board Service under the ticker symbol “LRALV.” Upon the initial distribution to creditors made on December 8, 2005, the stock began trading on the NASDAQ National Market under the ticker symbol “LORL.” The table below sets forth the high and low sales prices of New Loral common stock as reported on the OTC Bulletin Board Service and NASDAQ National Market from July 27, 2005 through December 31, 2006.

	High	Low

Year ended December 31, 2006
Quarter ended December 31, 2006	$41.13	$26.05
Quarter ended September 30, 2006	29.40	24.50
Quarter ended June 30, 2006	29.39	26.37
Quarter ended March 31, 2006	28.75	24.44
Year ended December 31, 2005
October 1, 2005 through December 31, 2005	$29.40	$21.75
July 27, 2005 through September 30, 2005	$28.70	$26.50

Comparison of Cumulative Total Returns

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing und the Securities Act of 1933 or Securities Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filings.

Set forth below is a graph comparing the cumulative performance of our common stock with the NASDAQ Composite Index, and the NASDAQ Telecommunications Index from November 21, 2005, the issue date of our common stock, to December 31, 2006. The graph assumes that $100 was invested on November 21, 2005 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index and that all dividends were reinvested. The NASDAQ Telecommunications Index is a capitalization weighted index designed to measure the performance of all NASDAQ-traded stocks in the telecommunications sector, including satellite technology companies.

Old Loral Common Stock

As a result of the commencement of our Chapter 11 Cases, on July 15, 2003, the NYSE suspended trading of Old Loral’s common stock and removed the securities from listing and registration on September 2, 2003. On July 16, 2003, Old Loral’s common stock began to be quoted under the ticker symbol LRLSQ on the OTC Bulletin Board Service and the Pink Sheets Service (“Pink Sheets”). The following table presents the reported high and low closing prices of Old Loral’s common stock as reported on the OTC Bulletin Board Service for 2005:

	High	Low

Year ended December 31, 2005
October 1, 2005 through November 21, 2005	$0.43	$0.04
Quarter ended September 30, 2005	0.30	0.04
Quarter ended June 30, 2005	0.53	0.16
Quarter ended March 31, 2005	0.23	0.11

(b)	Approximate Number of Holders of Common Stock

At March 1, 2007, there were 188 holders of record of the New Loral common stock.

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

New Loral’s ability to pay dividends or distributions on its common stock will depend upon its earnings, financial condition and capital needs and other factors deemed pertinent by the Board of Directors. The terms of the Loral Series-1 Preferred Stock restrict the Company’s ability to pay dividends on its common stock. To date, New Loral has not paid any dividends on its common stock. On February 27, 2007, New Loral issued 136,526 and 858,486 shares, respectively, of its Series A-1 and Series B-1 Preferred Stock. The Series A-1 and Series B-1 Preferred Stock have an aggregate liquidation preference equal to the greater of (i) $300,000,098 plus accrued and unpaid dividends plus during the first sixty-six months following the issuance date, a make-whole amount and (ii) the amount that would be payable to the holders of such preferred stock if such holders had converted all outstanding shares of such preferred stock into common stock immediately prior to the company’s liquidation, dissolution or winding up. The Series A-1 and Series B-1 Preferred Stock pay dividends at the rate of 7.5% per annum, payable quarterly in additional shares of Series A-1 and Series B-1 Preferred Stock through April 2011. Thereafter, dividends may be paid in cash at New Loral’s option if it is then able to satisfy certain financial requirements.

On the Effective Date, Loral Skynet issued one million shares of Series A 12% Non-Convertible Preferred Stock, $0.01 par value per share (the “Loral Skynet Preferred Stock”), of which 993,986 shares have been distributed to the creditors to date. The Loral Skynet Preferred Stock had an aggregate initial liquidation preference of $200 million and dividends (if not paid or accrued as permitted under certain circumstances) will be payable in kind (in additional shares of Loral Skynet Preferred Stock) if the amount of any dividend payment would exceed certain thresholds. On July 14, 2006, Loral Skynet paid a dividend on its Loral Skynet Preferred Stock of $15.53 million, which covered the period from November 21, 2005 through July 13, 2006. The dividend consisted of $1.27 million in cash and $14.26 million in Loral Skynet Preferred Stock. After payment of the dividend, $214.26 million of Loral Skynet Preferred Stock was issued and outstanding. It is expected that the Loral Skynet Preferred Stock will be redeemed as part of the Skynet Transaction.

(d)	Sales of Unregistered Securities by Registrant

Pursuant to the Plan of Reorganization, New Loral issued 20 million shares of common stock, par value $.01 per share, on the Effective Date to satisfy claims of certain creditors. As provided by Section 1145 of the Bankruptcy Code, the issuance of such securities were exempt from registration under the Securities Act of 1933, as amended.

(e)	Securities Authorized for Issuance under Equity Compensation Plans

See Note 15 to the consolidated financial statements for information regarding the Company’s stock options. Compensation information required by Item 10 will be presented in the Company’s 2006 definitive proxy statement which is incorporated herein by reference.

Item 6.	Selected Financial Data

The following table sets forth our selected historical financial and operating data for the year ended December 31, 2006, the period October 2, 2005 to December 31, 2005, the period January 1, 2005 to October 1, 2005 and each of the three years in the period ended December 31, 2004.

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

On August 1, 2005, the Bankruptcy Court entered its Confirmation Order confirming the Plan of Reorganization. On September 30, 2005, the FCC approved the transfer of FCC licenses from Old Loral to New Loral, which represented the satisfaction of the last material condition precedent to emergence from bankruptcy. We emerged from bankruptcy on November 21, 2005 and pursuant to SOP 90-7 we adopted fresh-start accounting as of October 1, 2005. We engaged an independent appraisal firm to assist in determining the fair values of our assets and liabilities. Upon emergence, our reorganization enterprise value as determined by the Bankruptcy Court was approximately $970 million, which after reduction for the fair value of Loral Skynet’s 14% Senior Notes and the Loral Skynet Preferred Stock (See Notes 3 and 15 to the consolidated financial statements), resulted in a reorganization equity value of approximately $642 million. This reorganization equity value was allocated to our assets and liabilities. Our assets and liabilities were stated at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). In addition, our accumulated deficit was eliminated, and our new debt and equity were recorded in accordance with distributions pursuant to the Plan of Reorganization (see Note 4 to the consolidated financial statements). Our consolidated financial statements as of October 1, 2005 and for dates subsequent will not be comparable in certain material respects to the historical consolidated financial statements for prior periods included elsewhere in this Annual Report on Form 10-K.

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

LORAL SPACE & COMMUNICATIONS INC.
(In thousands, except per share data)

	Successor Registrant		Predecessor Registrant
		For the Period	For the Period
		October 2,	January 1,
	Year Ended	2005 to	2005 to
	December 31,	December 31,	October 1,	Year Ended December 31,
	2006	2005	2005	2004		2003	2002
Statement of operations data:
Revenues	$797,333	$197,165	$429,183	$522,127		$392,043	$900,527
Operating income (loss) from continuing operations	29,818	(4,945)	(67,095)	(214,345)		(388,873)	(208,368)
Gain on discharge of pre-petition obligations and fresh-start adjustments	—	—	1,101,453(1)	—		—	—
Income (loss) from continuing operations before income taxes, equity (losses) income in affiliates and minority interest	30,117	(5,395)	1,022,651	(207,852)		(368,355)	(237,540)
Income tax (provision) benefit	(20,880)	(1,752)	10,901	(13,284	)(2)	6,330	(322,422	)(2)
Income (loss) from continuing operations before equity (losses) income in affiliates and minority interest	9,237	(7,147)	1,033,552	(221,136)		(362,025)	(559,962)
Equity (losses) income in affiliates(3)	(7,163)	(5,447)	(2,796)	46,654		(51,153)	(76,280)
Minority interest	(24,794)	(2,667)	126	135		20	(226)
(Loss) income from continuing operations	(22,720)	(15,261)	1,030,882	(174,347)		(413,158)	(636,468)
(Loss) income from discontinued operations, net of taxes	—	—	—	(2,348)		18,803	57,566
Gain on sale of discontinued operations, net of taxes	—	—	13,967	—		—	—
(Loss) income before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(22,720)	(15,261)	1,044,849	(176,695)		(394,355)	(578,902)

	Successor Registrant		Predecessor Registrant
		For the Period	For the Period
		October 2,	January 1,
	Year Ended	2005 to	2005 to
	December 31,	December 31,	October 1,	Year Ended December 31,
	2006	2005	2005	2004	2003	2002
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	(1,970)	(890,309	)(4)
Extraordinary gain on acquisition of minority interest	—	—	—	—	13,615	—
Net (loss) income	(22,720)	(15,261)	1,044,849	(176,695)	(382,710)	(1,469,211)
Preferred dividends	—	—	—	—	(6,719)	(89,186)
Net (loss) income applicable to common stockholders	(22,720)	(15,261)	1,044,849	(176,695)	(389,429)	(1,558,397)
Basic and diluted (loss) earnings per share:
Continuing operations	$(1.14)	$(0.76)	$23.37	$(3.96)	$(9.58)	$(19.47)
Discontinued operations	—	—	0.32	(0.05)	0.43	1.55

Before cumulative effect of change in accounting principle and extraordinary gain on acquisition of minority interest	(1.14)	(0.76)	23.69	(4.01)	(9.15)	(17.92)
Cumulative effect of change in accounting principle	—	—	—	—	(0.05)	(23.89)
Extraordinary gain on acquisition of minority interest	—	—	—	—	0.31	—

(Loss) earnings per share	$(1.14)	$(0.76)	$23.69	$(4.01)	$(8.89)	$(41.81)

Deficiency of earnings to cover fixed charges	$13,377	$8,062	$65,570	$208,809	$389,218	$337,019
Cash flow data:
Provided by (used in) operating activities(5)	88,002	(38,531)	(143,827)	66,129	232,653	192,670
(Used in) provided by investing activities(6)	(175,978)	(5,089)	194,707	906,887	(157,484)	(138,824)
Provided by (used in) equity transactions	—	—	—	—	3,852	(32,737)
(Used in) provided by financing transactions	(1,278)	120,763	—	(966,887)	(3,313)	(115,122)

	Successor Registrant		Predecessor Registrant
	December 31,		December 31,
	2006	2005	2004(7)	2003(7)	2002(2)(4)
Balance sheet data:
Cash and cash equivalents	$186,542	$275,796	$147,773	$141,644	$65,936
Short-term investments	106,588	—	—	—	—
Total assets	1,729,911	1,678,977	1,218,733	2,463,813	2,692,802
Debt, including current portion	128,084	128,191	—	—	2,236,497
Non-current liabilities and minority interest	535,271	603,374	84,677	72,932	354,475
Convertible redeemable preferred stock	—	—	—	—	125,081
Liabilities subject to compromise (see Notes 5 and 11 to the consolidated financial statements)	—	—	1,916,000	2,921,680	—
Shareholders’ equity (deficit)	647,002	627,164	(1,044,101)	(855,670)	(354,227)

(1)	In connection with our emergence from Chapter 11 and our adoption of fresh-start accounting on October 1, 2005, we recognized a gain on discharge of pre-petition obligations and fresh-start adjustments of $1.101 billion, related interest expense of $13.2 million related to the holders of claims to be paid in cash and a tax benefit of $15.4 million, each of which is reflected separately in our statement of operations (see Note 4 to the consolidated financial statements).

(2)	2004 includes an $11 million increase to the deferred tax valuation allowance relating to the reversal of deferred tax liabilities arising from the write-off of our investment in Globalstar, L.P.’s $500 million credit facility, upon Globalstar, L.P.’s dissolution in June 2004. 2002 includes an increase in the deferred tax valuation allowance of $390 million, based upon management’s assessment that insufficient positive evidence existed substantiating recoverability of our loss carryforwards and other deferred tax assets (see Note 14 to the consolidated financial statements).

(3)	Our principal affiliate is XTAR. Loral also has investments in joint ventures providing Globalstar service, which are accounted for under the equity method. During 2004, we recorded $47 million of equity income on the reversal of vendor financing liabilities that were non-recourse to SS/L in the event of non-payment by Globalstar, L.P. During 2003, we wrote off our remaining investment of $29 million in Satmex. See Note 9 to the consolidated financial statements.

(4)	On January 1, 2002, in compliance with the adoption of SFAS 142, we recorded a charge of $890 million to write off all of our goodwill as the cumulative effect of change in accounting principle.

(5)	Cash flow provided by (used in) operating activities includes cash flow from operating activities provided by discontinued operations.

(6)	Cash flow (used in) provided by investing activities includes cash flow provided by (used in) investing activities of discontinued operations.

(7)	As a result of our Chapter 11 filing, Old Loral’s debt obligations, preferred stock obligations and certain other liabilities existing at July 15, 2003, were classified as liabilities subject to compromise on our balance sheets at December 31, 2004 and 2003. These obligations have been extinguished as of the Effective Date.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements (the “financial statements”) included in Item 15 of this Annual Report on Form 10-K.

Loral Space & Communications Inc. (“New Loral”) was formed to succeed to the business conducted by its predecessor registrant, Loral Space & Communications Ltd. (“Old Loral”), which emerged from reorganization proceedings under chapter 11 (“Chapter 11”) of title 11 the United States Code on November 21, 2005 (the “Effective Date”) pursuant to the terms of the fourth amended joint plan of reorganization of Old Loral and its debtor subsidiaries, as modified (the “Plan of Reorganization”).

We adopted fresh start accounting as of October 1, 2005, in accordance with Statement of Position No. 90-7, Financial Reporting of Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Accordingly, our financial information disclosed under the heading “Successor Registrant” for the periods ended and as of December 31, 2006 and 2005, respectively, is presented on a basis different from, and is therefore not comparable to, our financial information disclosed under the heading “Predecessor Registrant” for the period ended and as of October 1, 2005 (the date we adopted fresh-start accounting) or for prior periods.

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

References to full-year 2005 financial information throughout this discussion combine the periods of January 1, 2005 to October 1, 2005 with October 2, 2005 to December 31, 2005. Management believes that providing this financial information is the most relevant and useful method for making comparisons.

Disclosure Regarding Forward-Looking Statements

Except for the historical information contained in the following discussion and analysis, the matters discussed below are not historical facts, but are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, we or our representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts. These forward-looking statements can be identified by the use of words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” “anticipates,” “estimates,” “project,” “intend,” or “outlook” or other variations of these words. These statements, including without limitation, those relating New Telesat, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict or quantify. Actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond our control. For a detailed discussion of these and other factors and conditions, please refer to the Commitments and Contingencies section below and to our other periodic reports filed with the Securities and Exchange Commission (“SEC”). We operate in an industry sector in which the value of securities may be volatile and may be influenced by economic and other factors beyond our control. We undertake no obligation to update any forward-looking statements.

Overview

Businesses

Loral is a leading satellite communications company organized into two operating segments: Satellite Manufacturing and Satellite Services.

Satellite Manufacturing

Our subsidiary, Space Systems/Loral, Inc. (“SS/L”), designs and manufactures satellites, space systems and space system components for commercial and government customers whose applications include fixed satellite services (“FSS”), direct-to-home (“DTH”) broadcasting, mobile satellite services (“MSS”), broadband data distribution, wireless telephony, digital radio, digital mobile broadcasting, military communications, weather monitoring and air traffic management.

Satellite manufacturers have high fixed costs relating primarily to labor and overhead. Based on its current cost structure, we estimate that SS/L covers its fixed costs, including depreciation and amortization, with an average of five to six satellite awards a year depending on the size, power, pricing and complexity of the satellite. Cash flow in the satellite manufacturing business tends to be uneven. It takes two to three years to complete a satellite project and numerous assumptions are built into the estimated costs. SS/L’s cash receipts are tied to the achievement of contract milestones that depend in part on the ability of its subcontractors to deliver on time. In addition, the timing of satellite awards is difficult to predict, contributing to the unevenness of revenue and making it more challenging to align the workforce to the workflow.

While its requirement for ongoing capital investment to maintain its current capacity is relatively low, SS/L estimates that facilities expansion to enable the booking of, on average, seven to nine satellite awards per year will require incremental capital expenditures of up to $150 million over the next three years and has initiated planning efforts to accomplish this. The satellite manufacturing industry is a knowledge-intensive business, the success of which relies heavily on its technological heritage and the skills of its workforce. The breadth and depth of talent and experience resident in SS/L’s workforce of approximately 2,000 personnel, is one of our key competitive resources.

Satellites are extraordinarily complex devices designed to operate in the very hostile environment of space. This complexity may lead to unanticipated costs during the design, manufacture and testing of a satellite. SS/L establishes provisions for costs based on historical experience and program complexity to cover anticipated costs. As most of SS/L’s contracts are fixed price, cost increases in excess of the provisions reduce profitability and may result in losses to SS/L, which may be material. The highly competitive satellite manufacturing industry has recently recovered from a several year period in the early part of this decade when order levels reached an unprecedented low level. Buyers, as a result, have had the advantage over suppliers in negotiating prices, terms and conditions resulting in reduced margins and increased assumptions of risk by SS/L. SS/L was further handicapped while it was in Chapter 11, because of buyers’ reluctance to purchase satellites from a company in bankruptcy.

Satellite Services

Our subsidiary, Loral Skynet Corporation (“Loral Skynet”), operates a global fixed satellite services business. Loral Skynet leases transponder capacity to commercial and governmental customers for video distribution and broadcasting, high-speed data distribution, Internet access and communications, as well as provides managed network services to customers using a hybrid satellite and ground-based system. Loral Skynet has four in-orbit satellites and has one satellite under construction at SS/L. It also provides professional services to other satellite operators such as fleet operating services. While we compete with fiber optic cable and other terrestrial delivery systems, primarily for point-to-point applications, Loral Skynet has been able to combine the inherent advantages of each technology to provide its customers with complete end-to-end services. Since FSS satellites remain in a fixed point above the earth’s equator and can provide service to wide geographic regions, they provide inherent advantages over terrestrial systems for certain applications, such as broadcast or point-to-multipoint transmission of video and broadband data. A satellite offers instant infrastructure. It can cover large geographic areas, sometimes entire hemispheres, and can not only provide services to populated areas, but also can better serve areas with inadequate terrestrial infrastructures, low-density populations or difficult geographic terrain.

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

Competition in the satellite services market has historically been intense in recent years due to a number of factors, including transponder over-capacity in certain geographic regions and increased competition from fiber. This competition puts pressure on prices, depending on market conditions in various geographic regions and frequency bands. A stronger economy and an increase in capital available for expanded consumer and enterprise-level services have more recently led to an improvement in demand in certain markets. Much of Loral Skynet’s currently unleased capacity, however, is over geographic regions where the market is characterized by excess capacity, coupled with weak demand, or where regulatory obstacles are such that we find ourselves at a competitive disadvantage as compared to local operators.

During 2006, Loral Skynet initiated steps to restructure its network services global operations, which is a component of the Satellite Services segment. The plan called for termination of certain operating leases and involuntary termination of certain employees and was completed in 2006. As of December 31, 2006, we incurred $1.3 million of costs associated with this plan, of which $0.9 million was for employee termination costs and the remainder related to the write off of inventory and fixed assets. We do not expect to incur any additional costs associated with this plan.

On December 16, 2006, a joint venture formed by Loral and its Canadian partner, the Public Sector Pension Investment Board (“PSP”) entered into a definitive agreement with BCE Inc. to acquire 100 percent of the stock of Telesat Canada and certain other assets from BCE Inc. for CAD 3.25 billion (approximately $2.79 billion based on exchange rate of $1.00/CAD 1.1652). In connection with the Telesat transaction, Loral will be responsible for funding certain cash requirements as well as, contributing substantially all of Loral Skynet’s assets to Telesat Canada’s business in return for a 64% economic interest in the ultimate parent company of New Telesat, which will hold both Telesat Canada and the Loral Skynet assets. See “Item 1. Business — Recent Developments” and the “Telesat Canada Transaction” below.

On March 17, 2004, we consummated the sale of our North American satellites and related assets to certain affiliates of Intelsat, Ltd. and Intelsat (Bermuda), Ltd. (collectively, “Intelsat”). This transaction precluded Loral Skynet from providing lease capacity into North America for two years.

Bankruptcy Reorganization

During the years 2001-2003, the sustained and unprecedented decline in demand for our satellites and the transponder over-capacity in our satellite services business exacerbated Old Loral’s already strained financial condition brought on primarily by the investments we had previously made in Globalstar, L.P. (“Globalstar”) that we subsequently wrote-off . Globalstar filed voluntary bankruptcy petitions under Chapter 11 in February 2002. On July 15, 2003, Old Loral and certain of its subsidiaries (the “Debtor Subsidiaries” and collectively with Old Loral, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11. During the ensuing two-and-a-half year period we further increased our emphasis on cash conservation by reducing operating expenses and closely monitoring capital expenditures.

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

Future Outlook

We have reorganized around SS/L’s satellite manufacturing operations and Loral Skynet’s fleet of satellites. Following our emergence from Chapter 11, we have focused primarily on taking advantage of the years of experience and superior expertise of our professional senior management team to capture opportunities in our markets and maintain an efficient stream-lined operation.

Construction of Telstar 11N, a powerful new multi-region Ku-band communications satellite for Loral Skynet, has begun at SS/L and upon completion will be launched into the 37.55º W.L. orbital location. Scheduled to enter service in late 2008, Telstar 11N will provide commercial and governmental customers with broadband connectivity within and among the American, European and African regions. Our customers will also use Telstar 11N for video distribution and high-speed data and voice services. This satellite will be transferred to New Telesat as part of the Skynet Transaction (as defined below).

Upon closing of the Telesat acquisition and the Skynet Transaction, Loral will hold a 64% economic interest in the world’s fourth largest satellite operator with more than $5 billion of backlog. The integration of Loral Skynet’s and Telesat Canada’s operations and the combined satellite fleet of this new Telesat Canada and Loral Skynet company, comprised of 11 in-orbit and four satellites under construction, will offer customers expanded satellite and terrestrial coverage and continue to offer superior customer service. We believe that this transaction will allow New Telesat to compete more effectively in the FSS industry. (See Satellite Services Operations in Part 1, Item 1 for more information.)

Critical success factors for both of our segments include maintaining our reputation for reliability, quality and superior customer service. These factors are vital to securing new customers and retaining current ones. At the same time, we must continue to contain costs and maximize efficiencies. Loral Skynet is focused on planning the integration of Loral Skynet’s and Telesat Canada’s operations and identifying opportunities for cost reductions while managing Loral Skynet’s on-going operations. SS/L is focused on increasing bookings and backlog, while maintaining the cost efficiencies and process improvements realized over the past several years. In addition, SS/L must continue to align its direct workforce with the level of awards. In order to complete construction of all the satellites in backlog and to accommodate long-term growth, SS/L will need, and is in the process of hiring additional staff. Long-term growth at SS/L will also require expanded facilities, and working capital requirements, primarily for the orbital component of the satellite contract which is payable to SS/L over the life of the satellite.

We regularly explore and evaluate possible strategic transactions and alliances. We also periodically engage in discussions with satellite service providers, satellite manufacturers and others regarding such matters, which may include joint ventures and strategic relationships as well as business combinations or the acquisition or disposition of assets. In order to pursue certain of these opportunities, we would require additional funds. There can be no assurance that we will enter into any strategic transactions or alliances and, if so, on what terms or that we will be able to obtain such financing or favorable terms, if at all.

On February 27, 2007, Loral completed a $300 million preferred stock financing pursuant to the Securities Purchase Agreement entered into with MHR Fund Management LLC (“MHR”) on October 17, 2006. Loral plans to use the proceeds from this financing, together with its existing resources, to pursue both internal and external growth opportunities in the satellite communications industry and strategic transactions or alliances, including completion of the Telesat acquisition (see Notes 19 and 23 to the consolidated financial statements).

See Part 1, Item 1 of this Annual Report on Form 10-K, for a complete description of Loral’s businesses.

Consolidated Operating Results

Please refer to Critical Accounting Matters set forth below in this section.

The following discussion of revenues and Adjusted EBITDA reflects the results of our operating business segments for 2006, 2005 and 2004. The balance of the discussion relates to our consolidated results, unless otherwise noted. As previously discussed, we emerged from Chapter 11 on November 21, 2005 and adopted fresh-start accounting as of October 1, 2005. As a result of the adoption of fresh-start accounting, the Successor Registrant’s financial statements are not comparable with the Predecessor Registrant’s financial statements.

References to full-year 2005 financial information throughout this discussion combine the periods of January 1, 2005 to October 1, 2005 with October 2, 2005 to December 31, 2005. Management believes that presenting the financial information in this way is the most relevant and useful method for making comparisons.

The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” In evaluating financial performance, we use revenues and operating income (loss) before depreciation and amortization (including amortization of stock based compensation) and reorganization expenses due to bankruptcy (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before: reorganization expenses due to bankruptcy; gain on discharge of pre-petition obligations and fresh-start adjustments; gain (loss) on investments; other income (expense); equity in net income (losses) of affiliates; and minority interest, net of tax.

Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, reorganization expenses due to bankruptcy, other income (expense), net losses of affiliates and minority interest. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other income (expense), which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense. In addition, during Chapter 11, we recognized interest expense only on the actual interest payments we made. During this period, we did not make any further interest payments on our debt obligations after March 17, 2004, the date we repaid our secured bank debt. Reorganization expenses due to bankruptcy were only incurred during the period we were in Chapter 11. These expenses have been excluded from Adjusted EBITDA to maintain comparability with our results during periods in which we were not in Chapter 11 and with the results of competitors using similar measures.

We believe the use of Adjusted EBITDA along with U.S. GAAP financial measures enhances the understanding of our operating results and is useful to us and investors in comparing performance with competitors, estimating enterprise value and making investment decisions. Adjusted EBITDA as used here may not be comparable to similarly titled measures reported by competitors. We also use Adjusted EBITDA to evaluate operating performance of our segments, to allocate resources and capital to such segments, to measure performance for incentive compensation programs and to evaluate future growth opportunities. Adjusted EBITDA should be used in conjunction with U.S. GAAP financial measures and is not presented as an alternative to cash flow from operations as a measure of our liquidity or as an alternative to net income as an indicator of our operating performance.

The sale of our North American satellites and related assets to Intelsat in March 2004 has been accounted for as a discontinued operation, resulting in our historical statements of operations and statements of cash flows reflecting such discontinued operations separately from continuing operations (see Note 5 to the financial statements).

Revenues:

			For the Period	For the Period
			October 2,	January 1,
	Year Ended		2005 to	2005 to	Year Ended
	December 31,		December 31,	October 1,	December 31,
	2006	2005 (a)	2005	2005	2004
	(in millions)

Satellite Manufacturing	$696.5	$491.3	$161.8	$329.5	$436.6
Satellite Services	163.8	151.5	37.0	114.5	141.2
Revenues from sales-type lease arrangement	—	—	—	—	87.2

Segment revenues	860.3	642.8	198.8	444.0	665.0
Eliminations(1)	(63.0)	(16.4)	(1.6)	(14.8)	(142.9)

Revenues as reported(2)	$797.3	$626.4	$197.2	$429.2	$522.1

Adjusted EBITDA:

			For the Period	For the Period
			October 2,	January 1,
	Year Ended		2005 to	2005 to	Year Ended
	December 31,		December 31,	October 1,	December 31,
	2006	2005 (a)	2005	2005	2004
	(in millions)

Satellite Manufacturing(3)	$65.9	$27.0	$11.8	$15.2	$(13.5)
Satellite Services(4)	68.0	51.3	11.5	39.8	15.6
Satellite Services sales-type lease arrangement	—	—	—	—	7.7
Corporate expenses(5)	(26.8)	(28.3)	(11.0)	(17.3)	(34.9)

Segment Adjusted EBITDA before eliminations	107.1	50.0	12.3	37.7	(25.1)
Eliminations(1)	(6.0)	(13.5)	(1.2)	(12.3)	(24.0)

Adjusted EBITDA	$101.1	$36.5	$11.1	$25.4	$(49.1)

Reconciliation of Adjusted EBITDA to Net (Loss) Income:

			For the Period	For the Period
			October 2,	January 1,
	Year Ended		2005 to	2005 to	Year Ended
	December 31,		December 31,	October 1,	December 31,
	2006	2005 (a)	2005	2005	2004
	(in millions)

Adjusted EBITDA	$101.1	$36.5	$11.1	$25.4	$(49.1)
Depreciation and amortization(6)	(71.3)	(77.3)	(16.0)	(61.3)	(134.8)
Reorganization expenses due to bankruptcy	—	(31.2)	—	(31.2)	(30.4)

Operating income (loss) from continuing operations	29.8	(72.0)	(4.9)	(67.1)	(214.3)
Gain on discharge of pre-petition obligations and fresh-start adjustments(7)	—	1,101.5	—	1,101.5	—
Interest and investment income	31.5	10.5	4.1	6.4	9.9
Interest expense	(23.4)	(21.6)	(4.4)	(17.2)	(2.9)
Other expense	(7.8)	(1.1)	(0.2)	(0.9)	(0.5)
Income tax (provision) benefit	(20.8)	9.1	(1.8)	10.9	(13.2)
Equity (losses) income in affiliates	(7.2)	(8.2)	(5.4)	(2.8)	46.6
Minority interest	(24.8)	(2.6)	(2.7)	0.1	0.1

(Loss) income from continuing operations	(22.7)	1,015.6	(15.3)	1,030.9	(174.3)
Income (loss) from discontinued operations, net of taxes	—	14.0	—	14.0	(2.4)

Net (loss) income	$(22.7)	$1,029.6	$(15.3)	$1,044.9	$(176.7)

(a)	The combination of the period January 1, 2005 to October 1, 2005 and the period October 2, 2005 to December 31, 2005 represents non-GAAP financial information. Management believes that presenting the financial information in this way is the most relevant and useful method for making comparisons.

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L for wholly owned subsidiaries.

(2)	Includes revenues from affiliates of $11.3 million, $4.1 million, $10.0 million, and $7.8 million for the year ended December 31, 2006, for the period October 2, 2005 to December 31, 2005, the period January 1, 2005 to October 1, 2005 and the year ended December 31, 2004, respectively.

(3)

	Year Ended December 31,
	2006	2005 (a)	2004
	(in millions)

Satellite Manufacturing includes:
Adjusted EBITDA before specific identified charges	$56.8	$47.9	$10.8
Transponder rights provided to SS/L in the Satmex Settlement Agreement	19.0	—	—
Accrued warranty obligations	(8.2)	(17.3)	(9.7)
Write-off of long-term receivables due to contract modifications	—	—	(11.3)
Provisions for inventory obsolescence	(1.7)	(3.6)	(3.3)

Satellite Manufacturing segment Adjusted EBITDA before eliminations	$65.9	$27.0	$(13.5)

Satellite Manufacturing EBITDA excludes charges of $24 million for 2004, as a result of the settlement of all orbital receivables on satellites sold to Intelsat. This settlement had the effect of reducing future orbital receipts by $25 million, including $15 million relating to a satellite under construction in 2004. Consistent with our internal reporting for satellite manufacturing, this decrease in contract value for the satellite under construction was not reflected as a decrease in 2004 satellite manufacturing revenues. These charges had no effect on our consolidated results in 2004.

(4)	Satellite Services Revenue and EBITDA include $14.9 million resulting from receipt of a customer termination payment for the year ended December 31, 2006. For the year ended December 31, 2004, Satellite Services recognized $7.7 million of EBITDA for a sales-type lease arrangement for satellite capacity and an impairment charge of $12.0 million relating to our Telstar 14/Estrela do Sul-1 satellite and related assets to reduce the carrying values to the expected proceeds from insurance.

(5)	Represents corporate expenses incurred in support of our operations and for the year ended December 31, 2006 and the period October 2, 2005 to December 31, 2005 includes $1.2 million and $3.9 million, respectively, of continuing expenses for bankruptcy related matters, which after the adoption of fresh-start accounting are classified as corporate general and administrative expenses.

(6)	Includes additional depreciation expense of $9 million for 2004, due to reducing the estimated life of our Telstar 11 satellite from March 2005 to June 2004. Also includes amortization of unearned stock compensation charges.

(7)	In connection with our emergence from Chapter 11 and our adoption of fresh-start accounting on October 1, 2005, we recognized a gain on discharge of pre-petition obligations and fresh-start adjustments of $1.101 billion, related interest expense of $13.2 million and a tax benefit of $15.4 million, each of which is reflected separately in our statement of operations (see Note 4 to the financial statements).

2006 Compared with 2005 and 2005 Compared with 2004 (a)

(a)	The combination of the period January 1, 2005 to October 1, 2005 and the period October 2, 2005 to December 31, 2005 represents non-GAAP financial information. Management believes that presenting the financial information in this way is the most relevant and useful method for making comparisons.

Revenues from Satellite Manufacturing

				% Increase
				(Decrease)
	Year Ended			2006	2005
	December 31,			vs.	vs.
	2006	2005 (a)	2004	2005	2004
	(in millions)

Revenues from Satellite Manufacturing	$697	$491	$437	42%	13%
Eliminations	(60)	(11)	(137)	412%	91%

Revenues from Satellite Manufacturing as reported	$637	$480	$300	33%	61%

Revenues from Satellite Manufacturing before eliminations increased by $206 million in 2006 as compared to 2005. Revenues in 2006 include $280 million of revenues from new satellite awards of $1 billion in 2006 and $417 million of revenues from awards in backlog at the beginning of the year. Revenues in 2005 include $165 million of revenues from new satellite awards of $824 million in 2005 and $326 million of revenues from awards in backlog at the beginning of the year. Eliminations consist primarily of revenues from satellites under construction by SS/L for Satellite Services. As a result, revenues from Satellite Manufacturing as reported increased $157 million in 2006 as compared to 2005.

Revenues from Satellite Manufacturing before eliminations increased by $54 million in 2005 as compared to 2004. Revenues in 2005 include $165 million of revenues from new satellite awards of $824 million in 2005 and $326 million of revenues from existing backlog. at the beginning of the year. Revenues in 2004 include $57 million of revenues from new satellite awards of $385 million in 2004 and $380 million of revenues from awards in backlog at the beginning of the year. Eliminations consist primarily of revenues from satellites under construction by SS/L for Satellite Services, and in 2004 include satellites under construction which have been completed. As a result, revenues from Satellite Manufacturing as reported increased $180 million in 2005 as compared to 2004.

Revenues from Satellite Services

				% Increase
				(Decrease)
	Year Ended			2006	2005
	December 31,			vs.	vs.
	2006	2005 (a)	2004	2005	2004
	(in millions)

Revenues from Satellite Services before specific items	$149	$147	$141	2%	7%
Customer termination payment	15	—	—
Cash basis customer payments	—	5	—
Revenues from sales-type lease arrangement	—	—	87
Eliminations	(3)	(5)	(5)	(35)%	—

Revenues from Satellite Services as reported	$161	$147	$223	10%	(34)%

Revenues from Satellite Services before specific items increased $2 million in 2006 as compared to 2005, primarily from increased volume from fixed satellite services of $6 million and increased network services business of $5 million, offset by a decrease due to contract terminations in network services and professional services of $4 million and $4 million, respectively. Revenues also decreased $2 million due to the sale of our business television service and an international gateway. Revenues from Satellite Services as reported increased as a result of the receipt of a customer termination payment of $15 million in connection with the termination of services on our Estrela do Sul satellite (see Note 19 to the financial statements), partially offset by revenue associated with a payment made by a cash basis customer of $5 million in 2005. Eliminations primarily consist of revenues from leasing transponder capacity to Satellite Manufacturing. As a result, Revenues from Satellite Services as reported increased $14 million in 2006 as compared to 2005.

Revenues from Satellite Services before revenues from sales-type lease arrangements and eliminations increased $11 million in 2005 compared to 2004, driven by a number of factors: $6 million in increased volume from Telstar 18 which was in service for all of 2005 versus only four months of 2004, a $6 million increase in revenues from higher utilization on the other satellites in our fleet, plus $5 million for revenues associated with a payment made by a cash basis customer. Offsetting these contributions was a $6 million decrease in revenues from Intelsat in connection with the discontinued operations of the North American fleet. In 2004, we recognized $87 million of revenues from a sales-type lease arrangement for satellite capacity (see Note 8 to the financial statements). Eliminations primarily consist of revenues from leasing transponder capacity to Satellite Manufacturing. As a result, revenues for Satellite Services as reported decreased $76 million in 2005 as compared to 2004.

Cost of Satellite Manufacturing

				% Increase
				(Decrease)
	Year Ended			2006	2005
	December 31,			vs.	vs.
	2006	2005 (a)	2004	2005	2004
	(in millions)

Cost of Satellite Manufacturing includes:
Cost of Satellite Manufacturing before specific identified charges	$537	$394	$273	36%	46%
Depreciation and amortization	23	15	23	55%	(34)%
Transponder rights provided to SS/L in the Satmex Settlement Agreement	(19)	—	—
Accrued warranty obligations	8	17	8	(53)%	50%
Write-off of long-term receivables due to contract modifications	—	—	11
Provisions for inventory obsolescence	2	4	3	(54)%	10%

Cost of Satellite Manufacturing	$551	$430	$318	28%	36%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	87%	90%	106%

Cost of Satellite Manufacturing was $551 million and $430 million for the years ended December 31, 2006 and 2005, respectively. Cost of Satellite Manufacturing increased $121 million in 2006 as compared to 2005. The Cost of Satellite Manufacturing before specific identified charges increased $143 million in 2006 as compared to 2005, primarily due to the increase in sales and the related cost of new satellites under construction. The Cost of Satellite Manufacturing also increased as a result of higher depreciation and amortization expense of $8 million primarily resulting from the net effect of the amortization of fair value adjustments in connection with the adoption of fresh-start accounting on October 1, 2005, offset by $19 million related to transponder rights provided to SS/L in the Satmex Settlement Agreement (see Note 9 to the financial statements) and a warranty expense accrual of $8 million recorded in 2006 as compared with $17 million in 2005, based upon an analysis of the status of satellites in-orbit. As a result of the implementation of fresh start accounting on October 1, 2005, depreciation and amortization expense on fixed assets increased by approximately $5 million and amortization of intangible assets increased by approximately $3 million.

Cost of Satellite Manufacturing was $139 million and $291 million for the period October 2, 2005 to December 31, 2005 and the period January 1, 2005 to October 1, 2005, respectively, totaling $430 million for 2005. Cost of Satellite Manufacturing increased $112 million in 2005 as compared to 2004. The Cost of Satellite Manufacturing before specific identified charges increased $121 million in 2005 as compared to 2004, primarily due to the increase in sales for the period and a warranty expense accrual of $17 million recorded in 2005 as compared with $8 million in 2004, based upon an analysis of the status of satellites in-orbit, partially offset by the effect of improved factory performance. The Cost of Satellite Manufacturing increase was also offset by lower depreciation and amortization expense of $8 million primarily resulting from the effects of reduced capital spending and the adoption of fresh-start accounting on October 1, 2005. Depreciation and amortization for the Successor Registrant includes a $5 million credit due to amortization of contract valuation adjustments, partially offset by a $3 million amortization charge for intangibles established in connection with the adoption of fresh-start accounting.

Cost of Satellite Services

				% Increase
				(Decrease)
	Year Ended			2006	2005
	December 31,			vs.	vs.
	2006	2005 (a)	2004	2005	2004
	(in millions)

Cost of Satellite Services includes:
Cost of Satellite Services before specific identified charges	$53	$59	$65	(10)%	(10)%
Depreciation and amortization	46	61	112	(25)%	(44)%
Impairment charge for Telstar 14/Estrela do Sul-1 satellite	—	—	12
Cost of sales-type lease arrangement	—	—	80

Cost of Satellite Services	$99	$120	$269	(18)%	(55)%

Cost of Satellite Services as a % of Satellite Services revenues as reported	62%	82%	121%

Cost of Satellite Services was $99 million and $120 million for the years ended December 31, 2006 and 2005, respectively. Cost of Satellite Services before specific identified charges decreased $6 million in 2006 as compared to 2005 primarily due to ground segment support costs declining by $4 million, lower employee related expenses of $2 million and lower insurance premiums on our satellite fleet and lower third party capacity costs totaling $2 million. These decreases were partially offset by a charge of $1 million related to the buyout of a customer lease (see Notes 19 and 20 to the financial statements) and a charge of $1 million related to the restructuring of network services global operations. Depreciation and amortization expense decreased by $15 million in 2006 as compared to 2005, primarily resulting from the net effect of the fair value adjustments in connection with the adoption of fresh-start accounting on October 1, 2005. Depreciation and amortization for 2006 includes reduced charges of depreciation and amortization of $12 million for fixed assets and a $3 million credit for amortization of intangibles primarily resulting from the adoption of fresh-start accounting.

Cost of Satellite Services was $26 million and $94 million for the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005, respectively, totaling $120 million for 2005. Cost of Satellite Services before specific identified charges decreased $6 million in 2005 as compared to 2004, primarily because external satellite capacity costs declined $7 million and payroll and other costs declined $4 million. These decreases were partially offset by an increase in satellite insurance expense of $3 million due to higher premiums and higher ground operations costs of $2 million. Depreciation and amortization expense decreased by $51 million in 2005 as compared to 2004, primarily resulting from a reduction of $42 million related to our Telstar 11 satellite which was fully depreciated as of December 31, 2004 and the net effect of the fair value adjustments in connection with the adoption of fresh-start accounting on October 1, 2005. Depreciation and amortization for 2005 includes reduced charges of depreciation and amortization of $7 million for fixed assets and a $1 million credit for amortization of intangibles primarily resulting from the adoption of fresh-start accounting. In 2004, we incurred $80 million of costs for a sales-type lease arrangement and recognized an impairment charge of $12 million for the Telstar 14/Estrela do Sul-1 satellite and related assets to reduce the carrying values to the expected proceeds from insurance of $250 million (see Note 8 to the financial statements). As a result, cost of Satellite Services decreased $149 million in 2005 as compared to 2004.

Selling, General and Administrative Expenses

				% Increase
				(Decrease)
	Year Ended			2006	2005
	December 31,			vs.	vs.
	2006	2005 (a)	2004	2005	2004
	(in millions)

Selling, general and administrative expenses	$126	$112	$119	12%	(2)%
Continuing expenses for bankruptcy related matters	1	4	—	(70)%	—%

Selling, general and administrative expenses as reported	$127	$116	$119

% of revenues as reported	16%	19%	23%

Selling, general and administrative expenses as reported were $127 million and $116 million for the years ended December 31, 2006 and 2005, respectively. Selling, general and administrative expenses before continuing expenses for bankruptcy related matters increased by $14 million as compared to 2005, primarily due to: increased SS/L costs of $8 million for research and development and $2 million for rent as a result of the increased volume, partially offset by lower bid and proposal costs of $2 million; increased costs at Satellite Services for bad debt expense of $2 million, primarily because of recoveries of $2 million in 2005 and $2 million of severance costs; and higher Corporate expenses (before continuing expenses for bankruptcy related matters) of $1 million, primarily related to higher litigation costs of $2 million. Continuing expenses for bankruptcy related matters decreased $3 million as a result of a $3 million reimbursement related to the settlement of professional fees previously paid.

Selling, general and administrative expenses were $37 million and $79 million for the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005 respectively, totaling $116 million for 2005. The decrease of $3 million in selling, general and administrative expenses in 2005 as compared to 2004, was primarily due to lower headcount and employee related expenses and other cost reductions at Satellite Services of $7 million and lower corporate expenses of $2 million, partially offset by higher Satellite Manufacturing bid and proposal costs of $4 million and the inclusion of $4 million of continuing expenses for bankruptcy related matters in General and Administrative expenses after the adoption of fresh-start accounting.

Gain on Litigation Settlement

Represents a $9 million recovery of launch vehicle deposits in connection with a claim against a supplier for the wrongful termination of launch service agreements (see Note 19 to the financial statements).

Reorganization Expenses Due to Bankruptcy

				% Increase
				(Decrease)
	Year Ended			2006	2005
	December 31,			vs.	vs.
	2006	2005 (a)	2004	2005	2004
	(in millions)

Reorganization Expenses Due to Bankruptcy	$—	$31	$30	—%	3%

Reorganization expenses due to bankruptcy decreased $31 million for the year ended December 31, 2006 as compared to 2005 as a result of the adoption of fresh-start accounting on October 1, 2005. After the adoption of fresh-start accounting, continuing expenses related to the remaining bankruptcy matters are recorded in general and administrative expenses.

Reorganization expenses due to bankruptcy increased $1 million in 2005 as compared to 2004 primarily as a result of higher professional fees of $11 million which was mostly due to professional fees associated with the Equity Committee that was appointed by the United States Trustee for the Southern District of New York on March 29, 2005 and extensive legal fees associated with the confirmation hearings and vendor settlement gains of $6 million recorded in 2004. These increases were partially offset by lower 2005 employee retention costs of $11 million and lower severance costs of $4 million. After the adoption of fresh-start accounting on October 1,

2005, continuing expenses for bankruptcy related matters are recorded in General and Administrative expenses (see Note 13 to the financial statements).

Gain on Discharge of Pre-petition Obligations and Fresh-start Adjustments

As a result of our emergence from Chapter 11 and adopting fresh-start accounting, we recognized a gain of $1.101 billion, excluding interest expense of $13 million and a tax benefit of $15 million, in 2005 (see Note 4 to the financial statements).

Interest and Investment Income

	Year Ended
	December 31,
	2006	2005 (a)	2004
	(in millions)

Interest and investment income	$32	$11	$10

The interest income increase of $21 million for the year ended December 31, 2006 as compared to 2005, is primarily due to higher cash balances and higher short-term interest rates in 2006 over 2005. This includes increases of $13 million due to higher cash balances and short-term interest rates and an increase of $8 million primarily due to the partial sale of our holdings in Globalstar. These increases were partially offset by lower SS/L interest income on vendor financing and orbital incentives of $1 million.

Interest income in 2005 and 2004 was primarily derived from our orbital incentives on satellites in orbit manufactured by SS/L.

Interest Expense

	Year Ended
	December 31,
	2006	2005 (a)	2004
	(in millions)

Interest cost before capitalized interest	$26	$9	$4
Interest expense in connection with our Plan of Reorganization	—	13	—
Capitalized interest	(3)	—	(1)

Interest expense	$23	$22	$3

Interest cost before capitalized interest increased $17 million for the year ended December 31, 2006 as compared to 2005, primarily due to $14 million of increased interest expense recognized on the Loral Skynet 14% senior secured notes issued in connection with our Plan of Reorganization and a Satellite Manufacturing interest accrual of $4 million related to warranty obligations. In 2005, we incurred $13 million of interest expense relating to payments to pre-petition creditors in connection with our Plan of Reorganization. Capitalized interest increased to $3 million due to higher construction in process balances.

Interest cost before capitalized interest increased $5 million in 2005 as compared to 2004, primarily due to $3 million of interest expense recognized on the Loral Skynet 14% senior secured notes issued in connection with our Plan of Reorganization. In 2005, we incurred $13 million of interest expense relating to payments to pre-petition creditors in accordance with our Plan of Reorganization.

  Other Income (Expense)

Other income (expense) in 2006, primarily represents unrealized losses of $6 million on derivative contracts entered into in connection with the anticipated acquisition of Telesat Canada (see Note 18 to the financial statements) and the write-off of an investment of $3 million.

  Income Tax (Provision) Benefit

During 2006, 2005 and 2004, we continued to maintain the 100% valuation allowance that had been established at December 31, 2002 against our net deferred tax assets. However, upon emergence from bankruptcy in 2005, we reversed our valuation allowance relating to $2.0 million of deferred tax assets for AMT credit carryforwards. As of December 31, 2006, we had valuation allowances totaling $304.9 million, which included a balance of $304.5 million relating to Old Loral periods preceding our adoption of fresh-start accounting on October 1, 2005. We will continue to maintain the valuation allowance until sufficient positive evidence exists to support its reversal. If, in the future, we were to determine that we will be able to realize all or a portion of the benefit from our deferred tax assets, any reduction to the valuation allowance existing as of October 1, 2005 will first reduce goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital. During 2006, we utilized the benefits from $10.4 million of deferred tax assets from Old Loral to reduce our current cash tax liability. The realization of this benefit created an excess valuation allowance of $10.4 million that was reversed as a reduction to goodwill.

Also during 2006, we recorded a deferred tax provision of $26.0 million in accumulated other comprehensive income, which created an excess valuation allowance of $26.0 million that was reversed as a reduction to goodwill. To the extent this adjustment related to unrealized gains on available-for-sale securities, which for 2006 the amount was $6.4 million, when such securities are ultimately disposed in a future period, we may be required to increase our income tax provision in the statement of operations in such future period by a portion of such adjustment.

Our income tax provision and benefit can be summarized as follows: (i) for 2006, we recorded a current tax provision of $11.7 million and a deferred tax provision of $9.1 million, resulting in a total provision of $20.8 million on pre-tax income of $30 million; (ii) for 2005, we recorded a current tax provision of $7.0 million and a deferred tax benefit of $16.1 million, resulting in a net benefit of $9.1 million on pre-tax income of $1.017 billion, which included a gain on discharge of pre-petition obligations and fresh-start adjustments of $1.101 billion; and (iii) for 2004, we recorded a current tax provision of $1.1 million and a deferred tax provision of $12.2 million, resulting in a total provision of $13.3 million on a pre-tax loss of $208 million.

The increase to our current provision for 2006 as compared to 2005 and 2004 was primarily attributable to additional foreign income taxes, primarily Brazil on our lease income and a customer termination payment received in 2006 on our Estrela do Sul-1 satellite (see Note 8 to the financial statements), accruals of tax contingency liabilities for potential audit issues and federal and state AMT liabilities expected to be imposed on our taxable income for 2006.

The deferred income tax provision for 2006 of $9.1 million related to (i) a provision of $10.4 million on current year income to the extent the taxes imposed on such income were reduced by deferred tax benefits from Old Loral and, as discussed above, the utilization of these deferred tax benefits created an excess valuation allowance that was reversed as a reduction to goodwill, (ii) offset by a benefit of $1.3 million for the increase to our deferred tax asset for additional federal and state AMT credits.

For 2005, in connection with our emergence from bankruptcy, Old Loral realized cancellation of debt income (“COD”) on its federal income tax return of approximately $440 million. COD realized while in bankruptcy is excluded from federal taxable income. We were required to reduce certain of our tax attributes, and to the extent sufficient attributes were not available on a separate company basis, reduce the tax basis in our assets, by an amount equal to the COD excluded by Old Loral from its taxable income. This adjustment resulted in a reduction of approximately $160 million to our deferred tax assets and the related valuation allowance. Also, as part of our fresh-start accounting and plan of reorganization adjustments, we recognized a net income tax benefit of $15.4 million, which includes a net deferred tax benefit of $16.5 million. See Notes 4 and 14 to the financial statements.

For 2004, the deferred income tax provision of $12.1 million related to an additional valuation allowance which was required when we reversed the following deferred tax liabilities from accumulated other comprehensive loss: (i) with the dissolution of Globalstar on June 29, 2004, we wrote off the remaining book value of our investment in Globalstar’s $500 million credit facility and reduced to zero the unrealized gains and related deferred tax liabilities previously reflected in accumulated other comprehensive loss. The reversal of this deferred tax liability resulted in a net deferred tax asset of $11.4 million against which we recorded a full valuation allowance.

(ii) we also reduced the balance for certain deferred gains on derivative transactions and the related deferred tax liability included in accumulated other comprehensive loss. The reversal of this deferred tax liability also resulted in a net deferred tax asset of $0.7 million against which we recorded a full valuation allowance. See Note 6 to the financial statements.

  Equity Income (Losses) in Affiliates

	Year Ended
	December 31,
	2006	2005 (a)	2004
	(in millions)

XTAR	$(7.4)	$(8.1)	$0.1
Other	0.2	(0.1)	46.5

	$(7.2)	$(8.2)	$46.6

The decrease in equity losses in XTAR in 2006 represents our share of XTAR losses incurred in connection with its full year of operations.

XTAR commenced commercial operations in 2005 with the launch of its satellite in February 2005. The increase in equity losses in XTAR in 2005 represents our share of higher XTAR losses incurred in connection with its start-up, as well as the elimination of profit related to the construction of the Spainsat satellite by SS/L for Hisdesat, which was successfully launched on March 11, 2006.

In connection with Globalstar, L.P.’s dissolution in June 2004, we recorded equity income of $46.5 million relating to Globalstar, L.P. on the reversal of vendor financing that was non-recourse to SS/L in the event of non-payment by Globalstar, L.P.

  Minority Interest

The Loral Skynet Preferred Stock is reflected as minority interest on our consolidated balance sheet and dividend expense of $24.8 million and $2.7 million for the year ended December 31, 2006 and for the period October 2 to December 31, 2005, respectively, is reflected as minority interest on our consolidated statement of operations. Minority interest increased $22 million for the year ended December 31, 2006 as compared to 2005, as a result of a full year of dividend expense in 2006 as compared to 2005 dividend expense from November 21, 2005 for the Loral Skynet Series A preferred stock issued in connection with our Plan of Reorganization (see Note 3 to the financial statements).

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

  Backlog

Backlog as of December 31, 2006 and 2005, was as follows (in millions):

	2006	2005

Satellite Manufacturing	$1,118	$815
Satellite Services	355	453

Total backlog before eliminations	1,473	1,268
Satellite Manufacturing eliminations	(116)	—
Satellite Services eliminations	(10)	(20)

Total backlog	$1,347	$1,248

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

     Fresh-Start Accounting

In connection with our emergence from Chapter 11, we adopted fresh-start accounting as of October 1, 2005, which required all of our assets and liabilities to be stated at estimated fair value. We engaged an independent appraisal firm to assist in determining such fair values (see Note 4 to the financial statements). Significant judgment was exercised by management in estimating the fair values.

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

     Cash and Cash Equivalents and Short-Term Investments

As of December 31, 2006, the Company had $305.2 million of cash, short-term investments and restricted cash, of which $106.6 million is in the form of short-term investments and $12 million is in the form of restricted cash ($3 million included in other current assets and $9 million included in other assets on our condensed consolidated balance sheet). Short-term investments consist of investments whose maturity at time of purchase was greater than 90 days and less than one year or investments which had been long-term whose final maturity is less than one year from December 31. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date. Our short-term investments include corporate bonds, Euro dollar bonds, certificates of deposit, commercial paper, Federal Agency notes and auction rate securities. Auction rate securities, long-term obligations that are sold and purchased through an auction process for a period of 7, 28, 35 or 49 days, are considered to be short-term investments and are classified as available for sale securities. Available-for-sale securities are carried at fair value with unrealized gains and losses, if any, reported in accumulated other comprehensive income.

     Billed receivables, vendor financing and long-term receivables

We are required to estimate the collectibility of our billed receivables, vendor financing and long-term receivables. A considerable amount of judgment is required in assessing the collectibility of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. Charges for (recoveries of) bad debts recorded to the income statement on billed receivables for the year ended December 31, 2006, the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to December 31, 2005 and for the year ended December 31, 2004, were $0.3 million, $1.0 million, $(2.9) million, and $(2.1) million, respectively. At December 31, 2006 and 2005, billed receivables were net of allowances for doubtful accounts of $1.6 million and $5.5 million, respectively. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial condition, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are re-evaluated periodically.

     Inventories

Inventories are reviewed for estimated obsolescence or unusable items and, if appropriate, are written down to the net realizable value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those we project, additional inventory write-downs may be required. These are considered permanent adjustments to the cost basis of the inventory. Charges for inventory obsolescence recorded to the income statement for the year ended December 31, 2006, the period October 2, 2005 to December 31, 2005, the period January 1, 2005 to October 1, 2005 and for the year ended December 31, 2004 were $1.7 million, $1.5 million, $2.1 million, and $3.3 million, respectively.

     Evaluation of Satellites and Other Long-Lived Assets For Impairment

We periodically evaluate our satellites and other long-lived assets for potential impairment losses, when a change in circumstances occurs, by assessing whether the carrying amount of these assets can be recovered over their remaining lives through future undiscounted expected cash flows generated by those assets (excluding financing costs). If the expected undiscounted future cash flows are less than the carrying value of the long-lived asset, an impairment charge would be recorded based on such asset’s estimated fair value. Changes in estimates of future cash flows could result in a write-down of the asset in a future period. Estimated future cash flows could be impacted by, among other things:

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

     Taxation

New Loral, as a Delaware company, is subject to U.S. federal, state and local income taxation on its worldwide income. Prior to the Effective Date, Old Loral, as a Bermuda company, was subject to U.S. taxation on any income that was effectively connected with the conduct of a U.S. trade or business as well as a withholding tax on dividends and interest received from its U.S. subsidiaries. Our U.S. subsidiaries continue to be subject to U.S. taxation on their worldwide income and foreign taxes on certain income from sources outside the United States. Our foreign subsidiaries are subject to taxation in local jurisdictions.

We use the liability method in accounting for taxes whereby income taxes are recognized during the year in which transactions are recorded in the financial statements. Deferred taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying statutory tax rates in effect for the year during which the differences are expected to reverse. We assess the recoverability of our deferred tax assets and, based upon this analysis, record a valuation allowance against the deferred tax assets to the extent recoverability does not satisfy the “more likely than not” recognition criteria in SFAS 109. Based upon this analysis, we concluded during the fourth quarter of 2002 that, due to insufficient positive evidence substantiating recoverability, a 100% valuation allowance should be established for our net deferred tax assets. As of December 31, 2006, we had gross deferred tax assets of approximately $536.9 million, which when offset by our deferred tax liabilities of $243.6 million and our valuation allowance of $304.9 million, resulted in a net deferred tax liability of $11.6 million on our consolidated balance sheet.

For 2006, we continued to maintain the 100% valuation allowance against our net deferred tax assets, other than the $3.3 million asset for our AMT credit carryforwards, decreasing the valuation allowance at December 31, 2005 of $337.3 million by $32.4 million to a balance of $304.9 million at December 31, 2006, which included $304.5 million relating to the opening balance at October 1, 2005. We will maintain the valuation allowance until sufficient positive evidence exists to support its reversal. If, in the future, we were to determine that we will be able to realize all or a portion of the benefit from our deferred tax assets, any reduction to the valuation allowance as of October 1, 2005 will first reduce goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital. During 2006, we reversed $36.4 million of excess valuation allowance relating to the balance as of October 1, 2005, which was recorded as a reduction to goodwill.

Our policy is to establish tax contingency liabilities for potential audit issues. The tax contingency liabilities are based on our estimate of the probable amount of additional taxes that may be due in the future. Any additional taxes due would be determined only upon completion of current and future federal, state and international tax audits. At December 31, 2006, we had $42.6 million of tax contingency liabilities included in long-term liabilities. At December 31, 2005, we had $41.8 million and $0.4 million of tax contingency liabilities included in long-term liabilities and income taxes payable, respectively. During 2006, we increased the tax contingency liabilities by $5.0 million through the current income tax provision, settled $0.4 million with payment and reversed $4.2 million of the opening balance as of October 1, 2005 to goodwill for issues where the statute of limitations on assessment of tax had expired during 2006 (see Notes 3 and 14 to the financial statements).

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

The discount rate is subject to change each year, based on a hypothetical yield curve developed from a portfolio of high quality, corporate, non-callable bonds with maturities that match our projected benefit payment stream. The resulting discount rate reflects the matching of the plan liability cash flows to the yield curve. Changes in applicable high-quality long-term corporate bond indices, such as the Moody’s AA Corporate Bond Index, are also considered. The discount rate determined on this basis was 6% as of December 31, 2006, an increase of 25 basis points from

December 31, 2005. This had the effect of reducing our benefit obligations for pensions by $10.7 million and for other employee benefits by $2.5 million as of December 31, 2006, as compared with December 31, 2005.

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the plan’s projected benefit obligation, asset mix and the fact that its assets are actively managed to mitigate risk. Allowable investment types include equity investments and fixed income investments. Pension plan assets are managed by Russell Investment Corp. (“Russell”), which allocates the assets into specified Russell-designed funds as we direct. Each specified Russell fund is then managed by investment managers chosen by Russell. The targeted long-term allocation of our pension plan assets is 60% in equity investments and 40% in fixed income investments. Based on this target allocation, the twenty-year historical return of our asset mix has been 10.1%. The expected long-term rate of return on plan assets determined on this basis was 9.0% for 2006, 2005 and 2004. For 2007, we will use an expected long-term rate of return of 8.5%.

Effective July 1, 2006, we amended our pension plan to standardize the future benefits earned at all company locations. These amendments did not change any benefits earned through June 30, 2006. As a result of the amendments, all locations now have a career average plan that requires a contribution in order to receive the highest level of benefits. All current participants now earn future benefits under the same formula and have the same early retirement provisions. The amendments did not apply to certain employees under a bargaining unit arrangement. Additionally, employees hired after June 30, 2006, do not participate in the defined benefit pension plan but participate in our defined contribution savings plan with an enhanced benefit. As a result of these amendments, our ongoing pension expense has been reduced commencing July 1, 2006, and it is expected that our cash funding requirement will be less than previously anticipated commencing in 2007.

These pension and other employee postretirement benefit costs are expected to decrease to approximately $13 million in 2007 from $15 million in 2006, primarily due to the full year effect of the July 1, 2006 pension plan amendment, partially offset by the reduction to the expected long-term rate of return on plan assets. Lowering the discount rate and the expected long-term rate of return each by 0.5% would have increased these pension and other employee postretirement benefits costs by approximately $0.5 million and $1.3 million, respectively, in 2006.

The benefit obligations for pensions and other employee benefits exceeded the fair value of plan assets by $172 million at December 31, 2006 (the “unfunded benefit obligations”). In connection with our adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans, (“SFAS 158”), we are required to recognize the funded status of a benefit plan on our balance sheet. As a result, we reduced our recorded liability for pensions by $50.5 million, with a corresponding credit to accumulated other comprehensive income, and increased our recorded liability for other benefits by $1.0 million, with a corresponding charge to other comprehensive income, to adjust to our actual unfunded benefit obligations. The unfunded benefit obligations were measured using a discount rate of 6% as of December 31, 2006. Lowering the discount rate by 0.5% would have increased the unfunded benefit obligations by approximately $26.6 million. Market conditions and interest rates significantly affect future assets and liabilities of Loral’s pension and other employee benefits plans

     Stock Based Compensation

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

We emerged from bankruptcy on November 21, 2005, and as a result, we do not have sufficient stock price history upon which to base our volatility assumption. In determining the volatility used in our model, we considered the volatility of the stock prices of selected companies in the satellite industry, the nature of those companies, our emergence from bankruptcy and other factors in determining our stock price volatility. For 2006, we used a stock price volatility assumption of 27%. We based our estimate of the average life of a stock option of 4.75 years using the midpoint between the vesting and expiration dates as allowed by SEC Staff Accounting Bulletin No. 107, Share-Based Payment, based upon the vesting period of 4 years and the option term of seven years. Our risk-free rate of return assumption for options granted in 2006 of 4.4% was based on the quoted yield for five-year U.S. treasury bonds as of the date of grant (see Note 15 to the financial statements). We assumed no dividends during the expected term.

     Goodwill and Other Intangible Assets

Goodwill represents the amount by which the Company’s reorganization equity value exceeded the fair value of its tangible assets and identified intangible assets less its liabilities as determined in accordance with the provisions of SFAS 141, as of October 1, 2005. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized and is subject to an annual impairment test which the Company, with the assistance of an independent appraiser, performs on an annual basis in the fourth quarter of each fiscal year. Our test of goodwill impairment for 2006 did not result in any goodwill impairment. Goodwill is allocated to our reporting units (the operating segment). SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value (see Note 4 to the financial statements).

Intangible assets consist primarily of backlog, orbital slots, trade names and customer relationships, all of which were recorded in connection with the adoption of fresh-start accounting. We used the work of an independent appraiser to assist us in determining the fair value of our intangible assets. The fair values were calculated using several approaches that encompassed the use of excess earnings, relief from royalty and the build-up methods. The excess earnings, relief from royalty and build-up approaches are variations of the income approach. The income approach, more commonly known as the discounted cash flow approach, estimates fair value based on the cash flows that an asset can be expected to generate over its useful life. Identifiable intangible assets with finite useful lives are amortized on a straight-line basis over the estimated useful lives of the assets.

     Contingencies

Contingencies by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss, if any. We accrue for costs relating to litigation, claims and other contingent matters when such liabilities become probable and reasonably estimable. Such estimates may be based on advice from third parties or on management’s judgment, as appropriate. Actual amounts paid may differ from amounts estimated, and such differences will be charged to operations in the period in which the final determination of the liability is made. Management considers the assessment of loss contingencies as a critical accounting policy because of the significant uncertainty relating to the outcome of any potential legal actions and other claims and the difficulty of predicting the likelihood and range of the potential liability involved, coupled with the material impact on our results of operations that could result from legal actions or other claims and assessments. The most important contingencies affecting our financial statements are detailed in Note 19 to the financial statements, “Commitments and Contingencies”.

Liquidity and Capital Resources

Cash and Available Credit

As of December 31, 2006, the Company had $305.2 million of cash, short-term investments and restricted cash, of which $106.6 is in the form of short-term investments and $12 million is in the form of restricted cash ($3 million included in other current assets and $9 million included in other assets on our condensed consolidated balance sheet). During the next 12 months, we expect to use a significant portion of our available cash and short-term investments, as well as proceeds from the preferred stock financing, for the Telesat acquisition, capital expenditures, including the continued construction of Telstar 11N and facilities expansion for the Satellite Manufacturing segment, and for working capital requirements. We believe that cash and short-term investments as of December 31, 2006, net cash provided by operating activities and the proceeds from the preferred stock financing, will be adequate to meet our expected cash requirement for activities in the normal course of business, planned capital expenditures and the Telesat acquisition, through at least the next 12 months.

On December 16, 2006, a joint venture formed by the Company and its Canadian partner, PSP, entered into a definitive agreement with BCE Inc. to acquire 100% of the stock of Telesat Canada and certain other assets for CAD 3.25 billion (approximately $2.79 billion based on an exchange rate of $1.00/CAD 1.1652). Our net cash funding requirement for this transaction will be funded from some or all of the following: cash and short-term investments, a portion of the proceeds from the preferred stock financing or cash flow from operations. If the Telesat acquisition and the Skynet Transaction had occurred on December 31, 2006, Loral’s net cash funding requirements would have amounted to approximately $207 million. See “The Telesat Canada Transaction” below.

While operating during bankruptcy, the Company was restricted in its investment options for surplus cash by the U.S. Trustee, resulting in our being able to only invest our surplus cash in an approved money market fund. Since emerging from bankruptcy, the Company has reviewed its investment options and has developed an investment program that increases return while maintaining a conservative risk profile. The Company adopted an investment policy statement that establishes conservative policies relating to and governing the investment of its surplus cash. The investment policy does not permit the Company to engage in speculative or leveraged transactions, nor does it permit the Company to hold or issue financial instruments for trading purposes. The investment policy was designed to preserve capital and safeguard principal, to meet all liquidity requirements of the Company and to provide a competitive rate of return. The investment policy addresses dealer qualifications, lists approved securities, establishes minimum acceptable credit ratings, sets concentration limits, defines a maturity structure, requires all firms to safe keep securities on our behalf, requires certain mandatory reporting activity and discusses review of the portfolio. The Company operates its investment program under the guidelines of its investment policy.

On February 27, 2007, Loral completed a $300 million preferred stock financing pursuant to the Securities Purchase Agreement entered into with MHR on October 17, 2006. Loral sold 136,526 shares of its 7.5% Series A-1 perpetual preferred stock (the “Series A-1 Preferred Stock”) and 858,486 shares of its 7.5% Series B-1 perpetual preferred stock (the “Series B-1 Preferred Stock” and together with the Series A-1 Preferred Stock, the “Loral Series-1 Preferred Stock”) at a purchase price of $301.504 per share to various funds affiliated with MHR. Each share of the Series A-1 Preferred Stock is convertible, at the option of the holder, into ten shares of Loral common stock at an initial conversion price of $30.1504 per share. Following shareholder approval of the creation of a new class of Class B-1 non-voting common stock, each share of the Series B-1 Preferred Stock will be convertible, at the option of the holder, into ten shares of this Class B-1 non-voting common stock at an initial conversion price of $30.1504 per share. Under certain circumstances, the Series B-1 Preferred Stock and the Class B-1 non-voting common stock may also be converted by the holder into Loral common stock, in the case of the Series B-1 Preferred Stock, at the same conversion price, and in the case of the Class B-1 non-voting common stock, on a share for share basis. The initial conversion price reflects a premium of 12% to the closing price of Loral’s common stock on the day before the Securities Purchase Agreement was entered into. Dividends on the Loral Series-1 Preferred Stock will be paid in kind (i.e., in additional shares of Loral Series-1 Preferred Stock) through April 2011. Thereafter, if Loral satisfies certain financial requirements, the dividends will be payable in cash or in kind at Loral’s option. Pursuant to the terms of this financing, MHR has the right to nominate one additional member to the Loral board.

As a result of the difference between the fair market value of the common stock on the date the financing was completed, as compared to the initial conversion price, the Company will reflect a beneficial conversion feature of the Loral Series-1 Preferred Stock as a component of its earnings per share calculation for the quarter ended March 31, 2007 for the Series A-1 Preferred Stock and for the Series B-1 Preferred Stock, in the period in which shareholder approval of the creation of the new class of Class B-1 non-voting common stock is received. This beneficial conversion feature, currently estimated to be a maximum of approximately $170 million in the aggregate (assuming shareholder approval of the Class B-1 non-voting common stock is obtained and before any discount in value for the Class B-1 non-voting common stock because of its non-voting status), will not be recorded as a charge to net income, but will serve as a one-time reduction in the calculation of both the basic and diluted earnings per share results. Accordingly, our basic and diluted earnings per share results will be reduced by approximately $8.60 per share for the beneficial conversion feature for such periods, in the aggregate. In the future, to the extent that dividends on the Loral Series-1 Preferred Stock are paid in additional shares of Loral Series-1 Preferred Stock, we will incur additional beneficial conversion features that would affect the basic and diluted earnings per share calculations in a similar manner.

We plan to use the proceeds from this preferred stock financing, together with our existing resources, to meet some or all of the following needs: (a) funding the long-term growth of our businesses by constructing satellites for our Satellite Services business and by expanding our Satellite Manufacturing business (including both facilities expansion and working capital requirements); and (b) equipping us to respond quickly to strategic transactions or alliances, including the completion of the Telesat acquisition. It is possible, however, that we will further access the financial markets to meet these objectives or to better position our capital structure.

Approximately $3 million in the aggregate is required to pay the remaining claims from the Plan of Reorganization and the expenses associated with completing the reorganization activity and will be paid from existing cash on hand.

Cash requirements at Satellite Manufacturing are driven primarily by working capital requirements to finance long-term receivables associated with satellite contracts and capital spending required to maintain and expand the manufacturing facility. We believe that the Satellite Manufacturing cash flow from operations is sufficient to fund the capital required to maintain the current manufacturing operations and working capital associated with our current backlog level. Capital requirements to expand the manufacturing facility beyond its current capabilities and offer customer financing terms beyond standard terms will be funded from some or all of the following: cash and short-term investments, the proceeds from the preferred stock financing, cash flow from operations, or through additional financing activity. The incremental cost of such expansions or upgrades could be up to $150 million over the next three years. Historically, a portion of Satellite Manufacturing revenues are paid to SS/L in the form of “orbitals”, receivable payments from its customers that are earned over the life of the satellite. These payments are contingent upon continued satellite performance. As of December 31, 2006, SS/L had orbital receivables of $83 million, which will be received over 18 years, an increase of $33 million from orbital receivables of $48 million as of December 31, 2005. Continued growth in the Satellite Manufacturing business will result in a corresponding growth in the amount of such orbital receivables. To fund such growth, SS/L may be required to obtain additional financing.

Annual receipts from the existing Satellite Services business are fairly predictable because they are primarily derived from an established base of long-term customer contracts and high contract renewal rates. We believe that the Satellite Services cash flow from operations will be sufficient to provide for its maintenance capital requirements and to fund any cash portion of its interest and preferred dividend obligations through the closing of the Skynet Transaction. Cash required for the construction of the Telstar 11N satellite will be funded from some or all of the following: cash and short-term investments, the proceeds from the preferred stock financing, cash flow from operations, or through additional financing activity.

On November 21, 2005, SS/L entered into a $20 million amended and restated letter of credit agreement with JPMorgan Chase Bank extending the maturity date of the facility to December 31, 2006. On October 31, 2006, SS/L entered into an amendment to this amended and restated letter of credit agreement further extending the maturity of the facility to December 31, 2007 and reducing the facility availability to $15 million. Letters of credit are available until the earlier of the stated maturity of the letter of credit, the termination of the facility, or December 31, 2007. Outstanding letters of credit are fully cash collateralized. As of December 31, 2006, $3.2 million of letters of credit under this facility were issued and outstanding.

On June 7, 2006, SS/L entered into a Customer Credit Agreement (the “Credit Agreement”) with Sirius Satellite Radio Inc. (“Sirius”), effective as of May 31, 2006. Under the Credit Agreement, SS/L has agreed, if requested, to make loans to Sirius in an aggregate principal amount of up to $100 million to finance the purchase of the Sirius FM-5 Satellite (the “Satellite”), including to reimburse Sirius for certain payments made by it under the satellite purchase agreement with SS/L dated May 31, 2006 (the “Purchase Agreement”). Any loans made under the Credit Agreement will be secured by Sirius’ rights under the Purchase Agreement, including its rights to the Satellite. The loans also will be guaranteed by Satellite CD Radio, a subsidiary of Sirius Inc., and, subject to certain exceptions, will be guaranteed by any future material subsidiary that may be formed by Sirius thereafter. The maturity date of any loans will be the earliest to occur of (i) April 6, 2009, (ii) 90 days after the Satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the Satellite. Loans made under the Credit

Agreement generally bear interest at a variable rate equal to three-month LIBOR plus a margin. The Credit Agreement permits Sirius to prepay all or a portion of the loans outstanding without penalty. As of December 31, 2006, Sirius had made the required milestone payments to SS/L under the Purchase Agreement and, accordingly, no loans were outstanding under the Credit Agreement. As of December 31, 2006, Sirius was eligible to borrow $30 million under the Credit Agreement.

On November 21, 2005, Loral Skynet completed the sale of $126 million of Senior Secured Notes (the “Loral Skynet Notes”). The Loral Skynet Notes mature on November 15, 2015 and bear interest at 14% payable semi-annually beginning July 15, 2006. No principal payments prior to the maturity date are required. On July 17, 2006, Loral Skynet paid accrued interest of $11.5 million in cash. The Loral Skynet Notes are guaranteed by certain of Loral Skynet’s subsidiaries. The obligations of Loral Skynet and the subsidiary guarantors are secured by a first priority lien on certain specified assets of Loral Skynet and the guarantors pursuant to the security agreements entered into on November 21, 2005. The related indenture contains restrictive covenants that limit, subject to certain exceptions, Loral Skynet’s and its subsidiaries’ ability to take certain actions, including restricted payments, as defined, incurrence of debt, incurrence of liens, payment of certain dividends or distributions, issuance or sale of capital stock of subsidiaries, sale of assets, affiliate transactions and sale/leaseback and merger transactions. Our ability to redeem these notes in the near-term is limited. Prior to November 22, 2009, we may redeem the notes at a redemption price of 110% plus accrued and unpaid interest, unless we receive an objection notice from holders of two-thirds of the principal amount of the notes. After this period, the notes are redeemable at our option at a redemption price of 110%, declining over time to 100% in 2014, plus accrued and unpaid interest. Proceeds from the sale of the Loral Skynet Notes were used to acquire certain satellite services assets from Old Loral and certain of its subsidiaries and to fund certain cash claims in accordance with the Plan of Reorganization Redemption of the Loral Skynet Notes is a condition to the closing of the Skynet Transaction. See “The Telesat Canada Transaction” and Note 12 to the financial statements.

To the extent the Company is required to obtain financing, there can be no assurance that it will be able to obtain such financing on favorable terms, if at all.

In connection with the Telesat transaction, Loral Skynet has entered into certain derivative transactions. In the event that the Telesat acquisition failed to close and we had to unwind these derivative transactions, Loral Skynet could have liability exposure of up to $117.5 million depending on currency rate fluctuations, as of March 1, 2007 (see Note 18 to the financial statements).

We are required under the terms of our agreement with PSP to have expended at least $130 million towards the cost of construction, launch and insurance of Telstar 11N by the closing date of the Skynet Transaction or to make a cash capital contribution to Holdings for the amount of any difference (see “The Telesat Canada Transaction.”).

The Telesat Canada Transaction

On December 16, 2006, a joint venture company (“Acquireco”) formed by Loral and its Canadian partner, the Public Sector Pension Investment Board (“PSP”) entered into a definitive agreement with BCE Inc. to acquire 100% of the stock of Telesat Canada and certain other assets from BCE Inc. for CAD 3.25 billion (approximately $2.79 billion based on an exchange rate of $1.00/CAD 1.1652), which purchase price is not subject to adjustment for Telesat Canada’s performance during the pre-closing period. Under the terms of this purchase agreement, the economic value of Telesat Canada’s business is, subject to certain exceptions, being operated for Acquireco’s benefit beginning from December 16, 2006. Telesat Canada is the leading satellite services provider in Canada and earns its revenues principally through the provision of broadcast and business network services over seven in-orbit satellites. This transaction is subject to various closing conditions, including approvals of the relevant Canadian and U.S. government authorities, and is expected to close in mid-2007. Loral and PSP have agreed to guarantee 64% and 36%, respectively, of Acquireco’s obligations under the Telesat share purchase agreement, up to CAD 200 million.

At the time of, or following the Telesat acquisition, substantially all of Loral Skynet’s assets and related liabilities will be transferred to a subsidiary of Acquireco at an agreed upon enterprise valuation, subject to downward adjustment under certain circumstances (the “Skynet Transaction”). This subsidiary will be combined with Telesat Canada and the resulting new entity (“New Telesat”) will be a Canadian company that will be headquartered in Ottawa. Following the completion of the Skynet Transaction, New Telesat will be the world’s fourth largest operator of telecommunications satellites, with a combined fleet of eleven in-orbit satellites and four additional satellites to be placed in service over the next four years. New Telesat will feature a management team to be drawn from both Telesat Canada and Loral Skynet.

This combined Telesat-Loral Skynet company will offer its customers expanded satellite and terrestrial coverage and continue to offer superior customer service. Loral Skynet’s satellite fleet provides an array of video and data services primarily outside of North America, and will complement Telesat Canada’s North American fleet, which hosts video and data distribution services across North America, as well as serving as the platform for Canada’s two premier direct-to-home video services.

We and PSP have arranged for the parent company of Acquireco (“Holdings”) to obtain $3.1 billion of committed debt financing from a group of financial institutions, of which up to approximately $2.8 billion is available to fund the purchase price of the Telesat acquisition. PSP has agreed to contribute approximately CAD 595.8 million in cash to Holdings, of which $150 million (or CAD 174.8 million based on an exchange rate of $1.00/CAD 1.1652) will be for the purchase of a Holdings fixed rate senior non-convertible mandatorily redeemable preferred stock. In addition to Loral’s agreement to transfer the Loral Skynet assets to New Telesat, Loral will have net cash funding requirements in connection with the transaction, which, had the Telesat acquisition and the Skynet Transaction occurred on December 31, 2006, would have amounted to approximately $207 million. Loral Skynet’s existing 12% preferred stock and 14% senior notes will be redeemed in connection with the Skynet Transaction. To the extent necessary, there will be an appropriate cash true-up at closing between us, PSP and New Telesat to reflect the amount of our relative contributions, after giving effect to among other things, the exchange rate then in effect, gains and/or losses on hedging transactions, the spending on Telstar 11N, and in the event of a material adverse change to Loral Skynet’s business during the interim period, the resulting diminution in the agreed upon value of Loral Skynet.

Upon the closings of the Telesat acquisition and the Skynet Transaction, which closings we currently expect to occur simultaneously, we would hold equity interests in Holdings, the ultimate parent company of New Telesat, effectively representing 64% of the economic interests and 33 1/3% of the voting power of New Telesat. PSP would in turn acquire the preferred stock described above, and equity interests effectively representing 36% of the economic interest, and together with two other Canadian investors, 66 2/3% of the voting power, of New Telesat.

For further discussions on Telesat Canada and the related transactions, and Loral’s obligations in respect thereof, including in the case where the Skynet Transaction does not close simultaneously with the Telesat acquisition, see “Segment Overview — Telesat Canada”, “Risk Factors — Financial and Telesat Transaction Risk Factors” and “Equity and Funding Requirements (below).”

     Summary Financial Information

Summary financial information of Loral Skynet and Telesat Canada, for the year ended and as of December 31, 2006, follows (CAD in millions). Where applicable, all information has been translated from US dollars to Canadian dollars (“CAD”). Income statement information has been translated using the average exchange rate for 2006 of $1.00/CAD 1.1344 and balance sheet and backlog information have been translated using the December 31, 2006 exchange rate of $1.00/CAD 1.1652.

	Loral Skynet	Telesat
	(CAD in millions)

Revenues	185.4	479.0
Adjusted EBITDA	77.1	261.0
Operating Income	12.8	140.3
Net Income (Loss)	(46.7)	102.5

Cash and Cash Equivalents	18.7	38.6
Total Assets	867.8	1,773.8
Debt, including current portion	149.2	203.9
Shareholders’ Equity	510.5	879.6

Backlog	413.6	5,188.0

     Synergies

The combination of Loral Skynet and Telesat Canada will provide the opportunity for New Telesat to benefit from synergies in those areas where redundancies exist. These areas include overhead and support functions, space segment facilities and ground segment facilities. During an implementation period of less than one year, we expect to incur non-recurring charges of approximately CAD 30 million to CAD 45 million to effect such cost savings. After this implementation period, it is expected that New Telesat would benefit from approximately CAD 45 million to CAD 70 million annually from these synergies, some portion of which we expect will be realized commencing immediately after closing of the transaction.

The summary financial information included herein does not include the benefit from any cost saving synergies which may be achievable after the close of the transactions. Nor does the summary financial data include non-recurring charges such as the costs to implement these synergies as discussed above, transaction related payments to executive management of Telesat Canada upon closing the Telesat acquisition of approximately CAD 32.5 million, payments under retention plans of approximately CAD 6.6 million and redemption premiums relating to the early extinguishment of Loral Skynet’s and Telesat Canada’s debt of approximately CAD 21.1 million.

Liquidity

The Telesat purchase price of CAD 3.25 billion as well as acquisition fees and expenses and the repayment of existing Loral Skynet and Telesat financing will be financed by cash from Loral and PSP, as well as borrowings by New Telesat. Although a significant portion of the financing commitment is in U.S. dollars, the following descriptions of such cash requirements and borrowings are stated in Canadian dollars (“CAD”). Where applicable, Canadian dollars have been translated to U.S. dollars at the December 31, 2006 exchange rate of $1.00/CAD 1.1652.

New Telesat will have capital expenditure requirements of approximately $576 million over the next three years, as more fully described in Capital Expenditures below. This requirement is expected to be funded by cash flow from operations as well as the availability of the Term Loan B-2 (see below). New Telesat does not expect to have a significant cash requirement for taxes in the near future due to deductions for the interest cost to be incurred and future depreciation and amortization.

Equity and Funding Requirements

At the time of, or following the Telesat acquisition, substantially all of Loral Skynet’s assets and related liabilities will be transferred to a subsidiary of Acquireco at an agreed upon enterprise valuation, subject to downward adjustment under certain circumstances. PSP has agreed to contribute approximately CAD 595.8 million in cash to Holdings, of which $150 million (CAD 174.8 million) will be for the purchase of a Holdings fixed rate senior non-convertible mandatorily redeemable preferred stock.

At closing of the Telesat acquisition, assuming a simultaneous closing of the Skynet Transaction, we would hold equity interests in Holdings, the ultimate parent company of New Telesat, effectively representing 64% of the economic interests and 33 1/3% of the voting power, of New Telesat. PSP would in turn acquire the preferred stock described above, and equity interests effectively representing 36% of the economic interest, and together with two other Canadian investors, 66 2/3% of the voting power of New Telesat.

If the Telesat acquisition and the Skynet Transaction were to occur at the same time, then on the closing date, Holdings will redeem the principal amount of Loral Skynet’s outstanding 14% senior notes (approximately $126 million as of December 31, 2006) and Loral will redeem Loral Skynet’s outstanding 12% preferred stock and accrued dividends thereon (approximately $226 million as of December 31, 2006), as well as pay all interest and redemption premium (approximately $21 million as of December 31, 2006) and any other amounts that may be due in respect of Loral Skynet’s senior notes. See “Risk Factors — Financial and Telesat Transaction Risk Factors.”

If the Skynet Transaction does not close simultaneously with the Telesat acquisition, Loral would in place of funding the redemption of Loral Skynet’s preferred stock and accrued dividends and interest and redemption premium on Loral Skynet’s senior notes (approximately $247 million as of December 31, 2006), make a cash equity contribution to Holdings of CAD 270.9 million (approximately $233 million) to acquire redeemable shares of Holdings. Upon the later closing of the Skynet Transaction, Holdings will draw upon its credit facilities to redeem the principal amount of Loral Skynet’s senior notes and the redeemable shares issued to Loral. Loral will use the proceeds from Holdings to redeem Loral Skynet’s preferred stock and pay the interest, premium and any other amounts due under the Loral Skynet notes. Loral’s economic interest in Holdings would be proportionately reduced from 64% to approximately 38%, assuming an exchange rate of $1.00/CAD 1.1652, to reflect the fact that it has not contributed the Skynet assets into New Telesat, but would be reinstated to 64% upon the closing of the Skynet Transaction.

We would have a year from the closing of the Telesat acquisition to complete the Skynet Transaction. If we are unable to close the Skynet Transaction during that period, we would then be required, under the terms of our agreement with PSP, to contribute our rights to the Telstar 11N satellite as well as $175 million in cash (the “Alternative Contribution”) to New Telesat, in order to bring our economic interest in Holdings to 64%. See “Risk Factors — Financial and Telesat Transaction Risk Factors.”

To the extent necessary, upon closing of the Telesat acquisition, the Skynet Transaction and/or the Alternative Contribution, as the case may be, there will be an appropriate cash true-up between us, PSP and New Telesat to reflect the amount of our relative contributions, after giving effect to among other things, the exchange rate then in effect, gains and/or losses on hedging transactions, the spending on Telstar 11N, in the event of a material adverse change to Loral Skynet’s business during the interim period, the resulting diminution in the agreed upon value of Loral Skynet, and in the event the Alternative Contribution is effected in place of the Skynet Transaction, the extent to which the value of the Alternative Contribution is greater or less than the agreed upon value of the Skynet Transaction.

Debt

In connection with the acquisition we have received a commitment from a syndicate of banks to provide New Telesat with, in each case as described below, senior secured credit facilities (the “Credit Facility”) and a senior bridge facility (the “Bridge Facility”) (together the “Facilities”). As is customary with such Facilities, the lead arrangers of such Facilities have reserved the right at any time, after consulting with us, to change the pricing, structure or other terms of the Facilities to ensure a successful syndication.

It is the current intent to issue on the acquisition date senior unsecured notes that will make it unnecessary to draw on the Bridge Facility. If the Bridge Facility is drawn, New Telesat would intend to refinance it promptly through the issuance of replacement senior unsecured notes. It is expected that the senior unsecured notes would have standard market terms and conditions for a financing of this type.

Senior Secured Credit Facilities

The Credit Facility will consist of the following tranches that each contain a discussion of its costs, terms and conditions. The applicable margins of the Facilities will be based upon the achievement of certain credit ratings and the lenders will have the ability to increase such margins depending on agreed upon conditions up to 1.0% at the maximum.

Term Loan A

The CAD 500 million loan ($429 million) will have a maturity of five years from issuance. The Term Loan A will be denominated in CAD and will bear interest at a floating rate of the Bankers Acceptance rate plus an applicable margin.

Term Loan B

The Term Loan B facility is for a $1.054 billion loan with a maturity of seven years from issuance. In order to hedge the currency risk for New Telesat both at closing and over the life of the loans, Loral Skynet entered into a currency basis swap to synthetically convert the US dollar commitment to CAD 1.224 billion. An additional feature of the basis swap is that the Term Loan B will bear interest at a floating rate of Bankers Acceptance plus an applicable margin. For more information about the basis swap see Note 18 to the consolidated financial statements.

Term Loan B-1

The Term Loan B-1 facility is a $386 million (CAD 450 million) loan with a maturity of seven years after the closing date of the Telesat acquisition, which bears interest at LIBOR plus an applicable margin. The Term Loan B-1 includes the option for a 1 year delayed draw period so proceeds can be used to repay Loral Skynet’s existing financing arrangements if the Skynet Transaction were to occur after the closing of the Telesat acquisition. If the closing of the Telesat acquisition and the Skynet Transaction were to occur simultaneously, the Term Loan B-1 will be drawn at the acquisition closing to fund the Telesat acquisition.

Term Loan B-2

The Term Loan B-2 facility is a $150 million (CAD 175 million) delayed draw loan with the same interest rate and maturity as the Term Loan B-1. The Term Loan B-2 is available to be drawn for 18 months after the closing of the acquisition to fund satellite capital expenditures. The undrawn amount of the Term Loan B-2 is subject to a commitment fee.

Revolving Credit

The Credit Facility also includes a CAD denominated revolving credit facility of up to the Canadian dollar equivalent of $150 million (CAD 175 million) that is expected to be undrawn at the closing of the acquisition. The Revolving Credit facility matures five years after issuance and is available to be drawn at any time. The drawn loans will bear interest at LIBOR plus an applicable margin. Undrawn amounts under the facility are subject to a commitment fee.

Senior Bridge Facility

The Bridge Facility is a committed $910 million (CAD 1,060 million) senior unsecured loan available to the borrower on the closing date of the acquisition. The Bridge Facility has a maturity of one year and an initial interest rate per annum equal to the greater of a fixed percentage or three-month LIBOR plus the applicable margin, excluding any additional payment required to compensate lenders for Canadian withholding tax. The applicable margin increases over time up to a cap. Lenders under the Bridge Facility have also committed to provide rollover loans at the maturity of the Bridge Facility for an additional seven years.

The current intent is not to borrow the Bridge Facility but instead to issue senior unsecured notes to finance the Telesat acquisition. However, if for any reason the senior notes are not issued at closing, the Bridge Facility is available to fund the acquisition.

Interest Expense

An estimate of the interest expense on the Facilities after they are drawn down is based upon assumptions of LIBOR and Bankers Acceptance rates and the applicable margin for the Facilities. Based upon market conditions at December 31, 2006 and assuming the Bridge Facility is not drawn upon, it is estimated that New Telesat’s interest expense in the first full year of operations would be approximately CAD 268 million. If the Bridge Facility were to be drawn upon, it is estimated this interest expense could increase by approximately CAD 17 million, assuming CAD 11 million to compensate lenders for Canadian withholding tax.

The historical results of Loral Skynet and Telesat Canada for 2006, include interest expense of approximately CAD 20 million and CAD 17 million, respectively, for debt that will be refinanced in connection with the Telesat acquisition and the Skynet Transaction, a portion of which was capitalized in connection with satellites under construction.

Capital Expenditures

Telesat Canada has entered into satellite construction contracts for the Anik F3, Nimiq 4 and Nimiq 5 satellites and Loral Skynet has entered into a satellite construction contract for Telstar 11N. Capital expenditure requirements for these contracts total approximately $252 million in 2007, $224 million in 2008 and $100 million in 2009. These expenditures will be funded by New Telesat’s cash flow from operations as well as the delayed draw Term Loan B-2. Incremental cash operating costs for new satellites entering the fleet is typically approximately CAD 6 million annually, primarily for insurance.

Backlog

As of December 31, 2006, the backlog of Loral Skynet and Telesat Canada was CAD 414 million and CAD 5.188 billion, respectively and there were approximately 116 36 MHz equivalent transponders that were not utilized and available for lease on the Loral Skynet and Telesat Canada in-orbit satellites.

Included in the backlog of Telesat Canada as of December 31, 2006, is CAD 3.207 billion for 66.6 36 MHz equivalent transponders on satellites under construction as detailed in Capital Expenditures above. These transponders have been leased under contracts expected to generate aggregate revenue of approximately CAD 210 million annually for the life of the satellites. In addition, these contracts contain provisions such that the customers, assuming the respective satellites are successfully launched and are operating nominally, may only terminate their contracts by paying Telesat Canada the present value of the entire contracted amounts that would have been due for the remaining life of the satellite. As of December 31, 2006, there are approximately 85 36 MHz equivalent transponders that are available for lease on the Loral Skynet and Telesat Canada satellites under construction.

Loral Skynet and Telesat Canada have received approximately CAD 319 million of customer prepayments, including in the case of Telesat Canada, approximately CAD 85 million relating to satellites under construction. If the launch of such satellite(s) under construction were to fail, Telesat Canada would be obligated to return the customer prepayments applicable to such satellite. Such repayment obligations would be funded by insurance proceeds, cash on hand and/or availability under the revolving credit facility. Telesat Canada anticipates that in the event of a satellite launch failure the customer would contract with them for replacement capacity.

Revenue to be realized from backlog as of December 31, 2006, the amount of non-cash revenue that represents amortization of existing customer prepayments and the number of 36 MHz equivalent transponders expected to be available for lease at the beginning of each year are as follows:

	Loral Skynet			Telesat Canada
		Non-cash			Non-cash
	Annual	Revenue	Transponders	Annual	Revenue	Transponders
	Revenue	Related to	Available	Revenue	Related to	Available
	From	Customer	(36 MHz	From	Customer	(36 MHz
	Backlog(1)	Prepayments	equivalents)(2)	Backlog(1)	Prepayments	equivalents)(2)
	(CAD in millions)	(CAD in millions)		(CAD in millions)	(CAD in millions)

2007	117.3	6.3	50	386.5	37.5	66
2008	78.8	4.1	81	406.6	28.9	108
2009	60.0	2.4	161	403.5	25.6	120
2010	42.3	1.2	175	449.4	23.9	123
2011	34.6	0.3	159	413.4	23.5	121
Thereafter	80.6	1.9	159	3,128.6	163.6	119

Total	413.6	16.2		5,188.0	303.0

(1)	Annual revenue includes non-cash revenue representing amortization of customer prepayments but does not include any revenues that may be generated from the leasing of 58.5 36 MHz equivalent Ku-band transponders on Telstar 11N, scheduled to be launched in late 2008.

(2)	Transponders available at the beginning of each period assumes that the four satellites under construction are launched and placed into service on their current schedule but does not assume replacements for satellites currently in-orbit that are nearing their end of life, or renewal of contracts as they expire.

Contractual Obligations and Other Commercial Commitments

The following tables aggregate our contractual obligations and other commercial commitments as of December 31, 2006 (in thousands).

Contractual Obligations:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Debt(1)	$126,000	$—	$—	$—	$126,000
Interest on debt(1)	165,326	17,640	35,280	35,280	77,126
Operating leases(2)	110,613	19,582	34,725	24,013	32,293
Unconditional purchase obligations(3)	677,773	466,814	199,007	11,887	65
Other long-term obligations(4)	61,550	24,044	33,032	912	3,562

Total contractual cash obligations(5)	$1,141,262	$528,080	$302,044	$72,092	$239,046

Other Commercial Commitments:

	Total	Amount of Commitment Expiration Per Period
	Amounts	Less than			More than
	Committed	1 Year	1-3 Years	4-5 Years	5 Years

Standby letters of credit(6)	$3,193	$3,193	$—	$—	$—

(1)	Represents cash obligations for principal payments and interest payments on Loral Skynet 14% senior secured notes (see Note 12 to the financial statements for further detail on our debt obligations). The Loral Skynet notes will be redeemed in connection with the Skynet Transaction, following which Loral Skynet will no longer have any further contractual obligation related to this debt.

(2)	Represents future minimum payments under operating leases with initial or remaining terms of one year or more, net of sub-lease rentals of $0.3 million.

(3)	SS/L has entered into various purchase commitments with suppliers due to the long lead times required to produce purchased parts.

(4)	Primarily represents vendor financing related amounts owed to subcontractors and amounts due to APT, representing Loral’s share of the project cost of Telstar 18, and commitments under employment agreements.

(5)	Other than the interest on Loral Skynet senior notes which is reflected separately in the table, does not include our net cash funding requirements of approximately $207 million in connection with the Telesat acquisition, assuming a simultaneous close with the Skynet Transaction. This amount is as of December 31, 2006, and is subject to change depending on the actual closing date of the Telesat acquisition.

(6)	Letters of credit have a maturity of one year and are renewed annually.

Net Cash Provided by (Used in) Continuing Operating Activities

Net cash provided by operating activities for 2006 was $88 million. This was primarily due to the net loss adjusted for non-cash items of $86 million, an increase in customer advances of $51 million resulting from timing of satellite program milestone payments and higher accrued expenses and other current liabilities of $18 million in part due to higher accrued interest. This change was partially offset by an increase in inventory of $32 million, which will accommodate the increased volume and a reduction of $20 million in pension and other postretirement liabilities primarily due to contributions made to the pension plan of $27 million (see Note 17 to the financial statements).

Net cash used in operating activities for the period October 2, 2005 to December 31, 2005, for the period January 1, 2005 to October 1, 2005 was $38 million and $144 million, respectively, totaling $182 million for 2005. This was primarily due to $80 million of payments to creditors in connection with our Plan of Reorganization, the reduction in customer advances of $56 million because of continued progress on the related programs and the deferral of billings of $46 million in connection with certain SS/L contracts (see Note 7 to the financial statements).

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

Net Cash Provided by Operating Activities of Discontinued Operations

For 2004, represents the net cash provided from the operations of the North American satellites and related equipment sold.

Net Cash (Used in) Provided By Investing Activities

Net cash used in investing activities for 2006 was $176 million, resulting from capital expenditures of $82 million and the Company’s purchase of short-term investments of $107 million, partially offset by proceeds from the sale of available-for-sale securities of $7 million and proceeds received from the disposition of an orbital slot of $6 million.

Net cash (used in) provided by investing activities for the period October 2, 2005 to December 31, 2005, and the period January 1, 2005 to October 1, 2005 was $(5) million and $195 million, respectively, totaling $190 million for 2005, primarily resulting from the insurance proceeds received for our Telstar 14 Satellite.

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

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for 2006 was $1 million, resulting from the cash dividend payment on the Loral Skynet preferred stock made in the third quarter.

Net cash provided by financing activities for the period October 2, 2005 to December 31, 2005 and the period January 1, 2005 to October 1, 2005 was $121 million and zero, respectively, totaling $121 million for 2005, representing the proceeds from the issuance of Loral Skynet Notes (see Note 12 to the financial statements).

Net cash used in financing activities was $967 million in 2004, resulting from our repayment of our secured bank debt, primarily with the proceeds from the sale of the North America satellites and related assets.

Other

In September 2006, Loral made the minimum required contribution of $2.3 million to the pension plan and made an additional voluntary contribution to the pension plan of $25.2 million. The additional voluntary contribution was made to improve the funded status of the pension plan and to reduce future expected contributions. During 2007, based on current estimates, we expect to make no contributions to the qualified pension plan and expect to fund approximately $5 million for other employee post-retirement benefit plans. During 2005, we contributed $20 million to the qualified pension plan.

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

	Successor Registrant		Predecessor Registrant
		For the Period	For the Period
		October 2,	January 1,
	Year Ended	2005 to	2005 to	Year Ended
	December 31,	December 31,	October 1,	December 31,
	2006	2005	2005	2004
Revenues	$11.3	$4.1	$10.0	$7.8
Elimination of Loral’s proportionate share of (profits) losses relating to affiliate transactions	0.4	(2.9)	0.6	2.4
Profits (losses) relating to affiliate transactions not eliminated	(0.3)	2.3	(0.5)	(1.9)

Commitments and Contingencies

Our business and operations are subject to a number of significant risks, the most significant of which are summarized in Item 1A — Risk Factors and also in Note 19 to the financial statements, Commitments and Contingencies.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency

While we were under Chapter 11, SS/L’s hedges with counterparties (primarily yen denominated forward contracts) were cancelled, leaving SS/L vulnerable to foreign currency fluctuations in the future. The absence of forward contracts exposes SS/L’s future revenues, costs and cash associated with anticipated yen and EURO denominated receipts and payments to currency fluctuations. As of December 31, 2006, SS/L had the following amounts denominated in Japanese Yen and EUROs (which have been translated into U.S. dollars based on the December 31, 2006 exchange rates) that were unhedged (in millions):

	Foreign Currency		U.S. $

Future revenues — Japanese Yen		¥72	$0.6
Future expenditures — Japanese Yen		¥3,011	$25.3
Future expenditures — EUROs	E	5.2	$6.9

Telesat Transaction — Derivatives

As described in Note 19 to the consolidated financial statements, on December 16, 2006, a joint venture company formed by Loral and PSP entered into a Share Purchase Agreement with BCE Inc. and Telesat Canada for the acquisition of all the shares of Telesat Canada and certain other assets for CAD 3.25 billion. As part of the transaction, the acquisition company received financing commitments from a syndicate of banks for $2.179 billion of Senior Secured Credit Facilities and $910 million of a Senior Unsecured Bridge Facility. The purchase price of Telesat Canada is in Canadian dollars, while most of the debt financing is in U.S. dollars. Accordingly, Loral and PSP have entered into financial commitments to lock in exchange rates to convert some of the U.S. dollar denominated debt proceeds to Canadian dollars. As such, Loral entered into several transactions through its Loral Skynet subsidiary, whereby Loral Skynet guaranteed certain exposures should the Telesat acquisition not close and the transactions are unwound.

In December 2006, Loral Skynet entered into a currency basis swap with a single bank counterparty converting $1.054 billion of U.S. debt into CAD 1.224 billion of Canadian debt for a seven year period beginning December 17, 2007. This debt amortizes 1% per year with a final maturity of December 17, 2014. No cash payment was made by Loral to the counterparty for entering into this transaction. This agreement can be closed at any point prior to December 17, 2007 by simply moving all the terms forward to the closing date of the Telesat acquisition without affecting terms. This agreement is assignable to the Canadian borrowing company upon closing of the credit transaction. Loral Skynet’s liability under this agreement shall not exceed $10 million for the early termination of this agreement resulting from an event of default or termination event. At December 31, 2006, Loral recorded a $2.4 million charge to other income reflecting a mark-to-market valuation for the swap.

In December 2006, Loral Skynet entered into forward foreign currency contracts with a single bank counterparty selling $497.4 million for CAD 570.1 million with a settlement date of December 17, 2007. No cash payment was made by Loral to the counterparty for entering into these transactions. These agreements can be rolled forward to the closing date of the Telesat acquisition with an adjustment in the exchange rate. These agreements are assignable to the Canadian borrowing company upon closing of the credit transaction. Loral Skynet’s liability under these agreements shall not exceed $72.5 million for the early termination of these agreements resulting from an event of default or termination event. At December 31, Loral recorded a $3.3 million charge to other income reflecting a mark-to-market valuation for the forward contracts.

Subsequent to December 31, 2006, Loral Skynet entered into forward foreign currency contracts with a single bank counterparty selling an additional $200 million for CAD 232.8 million with a settlement date of December 17, 2007. The terms of these transactions are similar to the terms of the December transactions. Loral Skynet’s liability under these agreements shall not exceed $35 million for the early termination of these agreements resulting from an event of default or termination event.

Interest

The Company issued long-term fixed rate debt at its Loral Skynet Corporation subsidiary upon emergence from bankruptcy. As these instruments are at a fixed rate, the Company does not have any exposure to changes in interest rates with respect thereto. The Company does not actively manage its interest rate risk through the use of derivatives or other financial instruments.

As of December 31, 2006, the Company held $114 million in marketable securities consisting of corporate bonds, Euro dollar bonds, certificates of deposits, commercial paper, federal agency notes and auction rate securities. We invest in marketable securities with the intent to hold them to maturity and classify them as such, except for the auction rate securities which we classify as available for sale. At December 31, 2006, the longest maturity date for one of our investments was 45 days and the weighted average maturity of our marketable securities was approximately 15 days. Due to the short-term maturity of our investments and our intent to hold them to maturity, we believe that our exposure to interest rate risk is not significant. A hypothetical 1% movement in market interest rates on $114 million for 15 days would equate to a $48 thousand interest adjustment.

As of December 31, 2006, the carrying value of the Company’s long-term debt was $128.1 million with related debt issuance costs of $5.8 million which is reflected in Other Assets on our Consolidated Balance Sheet. The fair value of such debt was $143.6 million and is based on a market valuation provided to us by an outside financial institution for the Loral Skynet Corporation 14% Senior Notes. The Loral Skynet Notes have a scheduled maturity date in 2015 and have an effective interest rate of 14.6%.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements and Financial Statement Schedules on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that the information required to be disclosed by an issuer in the reports that files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Loral Space & Communications Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Loral Space & Communications Inc. and its subsidiaries (collectively, the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006, of the Company and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements and financial statement schedules and included explanatory paragraph which indicates that the Company changed its method of accounting for pensions and other employee benefits to adopt the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans.

/s/  DELOITTE & TOUCHE LLP

New York, NY
March 15, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

The following table sets forth information concerning the executive officers of Loral as of March 1, 2007.

Name	Age	Position

Michael B. Targoff	62	Chief Executive Officer since March 1, 2006; Vice Chairman of the Board of Directors since November 2005. Prior to that, founder of Michael B. Targoff & Co.
Eric J. Zahler	56	President and Chief Operating Officer since November 2005. President and Chief Operating Officer of Old Loral since February 2000.
Richard J. Townsend	56	Executive Vice President and Chief Financial Officer since November 2005. Executive Vice President and Chief Financial Officer of Old Loral since March 2003. Prior to that, Senior Vice President and Chief Financial Officer of Old Loral since October 1998.
C. Patrick DeWitt	60	Vice President since November 2005. Vice President of Old Loral since January 2002. Chief Executive Officer of SS/L since June 2006. Prior to that, President of SS/L since November 2001.
Avi Katz	48	Vice President, General Counsel and Secretary since November 2005. Vice President, General Counsel and Secretary of Old Loral since November 1999.
Richard P. Mastoloni	42	Vice President and Treasurer since November 2005. Vice President and Treasurer of Old Loral since February 2002. Prior to that, Vice President since September 2001.
Harvey B. Rein	53	Vice President and Controller since November 2005. Vice President and Controller of Old Loral since April 1996.

With the exception of Mr. Targoff, the above-named executive officers of Loral were officers and directors of Old Loral and certain of its subsidiaries which, on July 15, 2003, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code.

The remaining information required under Item 10 will be presented in the Company’s 2006 definitive proxy statement which is incorporated herein by reference.

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Information required under Items 11, 12 and 13 will be presented in the Company’s 2006 definitive proxy statement which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required under Item 14 will be presented in the Company’s 2006 definitive proxy statement which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

Index to Financial Statements and Financial Statement Schedule	F-1
Loral Space & Communications Inc. and Subsidiaries
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4
Consolidated Statements of Operations for the year ended December 31, 2006, the period October 2, 2005 to December 31, 2005 (Successor Registrant), January 1, 2005 to October 1, 2005 and for the year ended December 31, 2004 (Predecessor Registrant)
F-5
Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2006, the period October 2, 2005 to December 31, 2005 (Successor Registrant), January 1, 2005 to October 1, 2005 and for the year ended December 31, 2004 (Predecessor Registrant)
F-6
Consolidated Statements of Cash Flows for the year ended December 31, 2006, the period October 2, 2005 to December 31, 2005 (Successor Registrant), January 1, 2005 to October 1, 2005 and for the year ended December 31, 2004 (Predecessor Registrant)
F-7
Notes to Consolidated Financial Statements	F-8

(a) 2. Financial Statement Schedules
Schedule I	F-70
Schedule II	F-73

Separate Financial Statements of Subsidiaries not consolidated Pursuant to Rule 3-09 of Regulation S-X
XTAR LLC:

Report of Independent Registered Public Accounting Firm	F-74
Consolidated Balance Sheets as of December 31, 2006 and 2005 (unaudited)	F-75
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 (unaudited) and 2004 (unaudited)	F-76
Consolidated Statements of Cash Flows for the year ended December 31, 2006, 2005 (unaudited) and 2004 (unaudited)	F-77
Consolidated Statements of Members’ Equity for the year ended December 31, 2006, 2005 (unaudited) and 2004 (unaudited)	F-78
Notes to Consolidated Financial Statements	F-79
EX-10.19: AMENDMENT NO. 2 TO EMPLOYMENT AGREEMENT
EX-12.1: STATEMENT RE: COMPUTATION OF RATIOS
EX-21.1: LIST OF SUBSIDIARIES
EX-23.1: CONSENT OF DELOITTE & TOUCHE LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated June 3, 2005(1)
2.2	Modification to Debtors’ Fourth Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated August 1, 2005(2)
2.3	Letter Agreement among Loral Space & Communications Inc., Loral Skynet Corporation, Public Sector Pension Investment Board, 4363205 Canada Inc. and 4363213 Canada Inc. dated December 14, 2006(3)
2.4	Share Purchase Agreement among 4363213 Canada Inc., BCE Inc. and Telesat Canada dated December 16, 2006(3)
2.5	Letter Agreement among Loral Space & Communications Inc., Public Sector Pension Investment Board and BCE Inc. dated December 16, 2006(3)
3.1	Restated Certificate of Incorporation of Loral Space & Communications Inc. dated November 21, 2005(4)
3.2	Certificate of Designation of Series A-1 Cumulative 7.50% Convertible Preferred Stock and Series A-2 Convertible Preferred Stock of Loral Space & Communications Inc.(18)
3.3	Certificate of Designation of Series B-1 Cumulative 7.50% Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Loral Space & Communications Inc.(18)
3.4	Loral Space & Communications Inc. Amended and Restated Bylaws dated February 27, 2007(18)
4.1	Certificate of Designation of Series A-1 Cumulative 7.50% Convertible Preferred Stock and Series A-2 Convertible Preferred Stock of Loral Space & Communications Inc.(18)
4.2	Certificate of Designation of Series B-1 Cumulative 7.50% Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Loral Space & Communications Inc.(18)
10.1	Restated Certificate of Incorporation of Loral Skynet Corporation dated November 21, 2005(4)
10.2	Indenture in respect of Loral Skynet Corporation’s 14% Senior Secured Cash/PIK Notes Due 2015 dated November 21, 2005(4)
10.3	Security Agreement in respect of Loral Skynet Corporation’s 14% Senior Secured Cash/PIK Notes due 2015 dated November 21, 2005(4)
10.4	Hong Kong Security Agreement in respect of Loral Skynet Corporation’s 14% Senior Secured Cash/PIK Notes due 2015 dated November 21, 2005(4)
10.5	Amended and Restated Registration Rights Agreement dated February 27, 2007 by and among Loral Space & Communications Inc., Loral Skynet Corporation and the Persons Affiliated with MHR Fund Management LLC Listed on the Signature Pages Thereof(18)
10.6	Lease Agreement by and between Loral Asia Pacific Satellite (HK) Limited and APT Satellite Company Limited dated as of August 18, 1999(5)
10.7	Consent Agreement among the United States Department of State, Loral Space & Communications Ltd. and Space Systems/ Loral, Inc. dated January 9, 2002(6)
10.8	Form of Conformed as Amended Apstar V Satellite Agreement between APT Satellite company Limited and Loral Orion, Inc. dated as of November 16, 2003(7)
10.9	$20,000,000 Amended and Restated Letter of Credit Reimbursement Agreement between Space Systems/Loral, Inc. and JP Morgan Chase Bank, N.A. dated November 21, 2005(4)
10.10	Amended and Restated Cash Collateral Agreement dated November 21, 2005(4)
10.11	Customer Credit Agreement between Sirius Satellite Radio Inc. and Space Systems/Loral, Inc. dated May 31, 2006(11)
10.12	Securities Purchase Agreement dated October 17, 2006, as amended and restated on February 27, 2007, by and between Loral Space & Communications Inc. and MHR Fund Management LLC(18)
10.13	Employment Agreement between Loral Space & Communications Inc. and Michael B. Targoff dated March 28, 2006(9)‡

Exhibit
Number	Description

10.14	Employment Agreement between Loral Space & Communications Inc. and Eric J. Zahler dated November 21, 2005(9)‡
10.15	Employment Agreement between Loral Space & Communications Inc. and Richard J. Townsend dated November 21, 2005(9)‡
10.16	Amendment No. 1 to Employment Agreement between Loral Space & Communications Inc. and Richard J. Townsend dated June 19, 2006(10)‡
10.17	Employment Agreement between Loral Space & Communications Inc. and Avi Katz dated November 21, 2005(9)‡
10.18	Amendment No. 1 to Employment Agreement between Loral Space & Communications Inc. and Avi Katz dated June 19, 2006(10)‡
10.19	Amendment No. 2 to Employment Agreement between Loral Space & Communications Inc. and Avi Katz dated January 4, 2007†‡
10.20	Employment Agreement between Space Systems/Loral, Inc. and C. Patrick DeWitt dated November 21, 2005(8)‡
10.21	Consulting Agreement between Loral Space & Communications Inc. and Dean A. Olmstead dated June 7, 2006(11)‡
10.22	Form of Officers’ and Directors’ Indemnification Agreement between Loral Space & Communications Inc. and Loral Executives(4)‡
10.23	Officers’ and Directors’ Indemnification Agreement between Space Systems/Loral, Inc. and C. Patrick DeWitt dated November 21, 2005(8)‡
10.24	Loral Space & Communications Inc. 2005 Stock Incentive Plan(4)‡
10.25	Form of Non-Qualified Stock Option Agreement under Loral Space & Communications Inc. 2005 Stock Incentive Plan for Senior Management(4)‡
10.26	Non-Qualified Stock Option Agreement under Loral Space & Communications Inc. 2005 Stock Incentive Plan between Loral Space & Communications Inc. and Michael B. Targoff dated March 28, 2006(9)‡
10.27	Non Qualified Stock Option Agreement under Loral Space & Communications Inc. 2005 Stock Incentive Plan between Loral Space & Communications Inc. and Richard J. Townsend dated June 19, 2006(12)‡
10.28	Non Qualified Stock Option Agreement under Loral Space & Communications Inc. 2005 Stock Incentive Plan between Loral Space & Communications Inc. and Dean A. Olmstead dated June 19, 2006(12)‡
10.29	Space Systems/Loral, Inc. Supplemental Executive Retirement Plan dated January 7, 2003(9)‡
10.30	Amendment to the Space Systems/Loral, Inc. Supplemental Executive Retirement Plan dated November 21, 2005(4)‡
10.31	Loral Space & Communications Inc. Severance Policy for Corporate Officers(11)‡
12.1	Statement Re: Computation of Ratios†
14.1	Code of Conduct, Revised as of August 1, 2006(14)
21.1	List of Subsidiaries of the Registrant†
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

Exhibit
Number	Description

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†
99.1	Fourth Amended and Restated Commitment Letter, dated February 1, 2007 among 4363205 Canada Inc., Morgan Stanley Senior Funding, Inc., Morgan Stanley Senior Funding Nova Scotia, Morgan Stanley & Co., Incorporated, UBS Loan Finance LLC, UBS Securities LLC, JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., The Bank of Nova Scotia, Citigroup Global Markets Inc., Jefferies & Company, Inc. and Jefferies Finance LLC(17)

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2005.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 5, 2005.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 21, 2006.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 23, 2005.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 23, 1999.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 9, 2002.

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 23, 2005.

(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 20, 2006.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 8, 2006.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K/A filed by the Company on June 26, 2006.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 13, 2006.

(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 7, 2006.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 2, 2006.

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 16, 2006.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 11, 2007.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 28, 2007.

†	Filed herewith.

‡	Management compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LORAL SPACE & COMMUNICATIONS INC.

By:	/s/ MICHAEL B. TARGOFF
Michael B. Targoff
Chief Executive Officer
Dated: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL B. TARGOFF Michael B. Targoff	Vice Chairman of the Board and Chief Executive Officer	March 15, 2007

/s/ MARK H. RACHESKY, M.D. Mark H. Rachesky, M.D.	Director, Non-Executive Chairman of the Board	March 15, 2007

/s/ SAI S. DEVABHAKTUNI Sai S. Devabhaktuni	Director	March 15, 2007

/s/ HAL GOLDSTEIN Hal Goldstein	Director	March 15, 2007

/s/ JOHN D. HARKEY, JR. John D. Harkey, Jr.	Director	March 15, 2007

/s/ DEAN A. OLMSTEAD Dean A. Olmstead	Director	March 15, 2007

/s/ ARTHUR L. SIMON Arthur L. Simon	Director	March 15, 2007

/s/ JOHN P. STENBIT John P. Stenbit	Director	March 15, 2007

/s/ RICHARD J. TOWNSEND Richard J. Townsend	Executive Vice President and CFO (Principal Financial Officer)	March 15, 2007

/s/ HARVEY B. REIN Harvey B. Rein	Vice President and Controller (Principal Accounting Officer)	March 15, 2007

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Loral Space & Communications Inc. and Subsidiaries
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4
Consolidated Statements of Operations for the year ended December 31, 2006, for the period October 2, 2005 to December 31, 2005 (Successor Registrant), January 1, 2005 to October 1, 2005 and for the year ended December 31, 2004 (Predecessor Registrant)
F-5
Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2006, for the period October 2, 2005 to December 31, 2005 (Successor Registrant), January 1, 2005 to October 1, 2005 and for the year ended December 31, 2004 (Predecessor Registrant)
F-6
Consolidated Statements of Cash Flows for the year ended December 31, 2006, for the period October 2, 2005 to December 31, 2005 (Successor Registrant), January 1, 2005 to October 1, 2005 and for the year ended December 31, 2004 (Predecessor Registrant)
F-7
Notes to Consolidated Financial Statements	F-8
Schedule I	F-70
Schedule II	F-73
Separate Financial Statements of Subsidiaries not consolidated Pursuant to Rule 3-09 of Regulation S-X
XTAR LLC:
Report of Independent Registered Public Accounting Firm	F-74
Consolidated Balance Sheets as of December 31, 2006 and 2005 (unaudited)	F-75
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 (unaudited) and 2004 (unaudited)	F-76
Consolidated Statements of Cash Flows for the year ended December 31, 2006, 2005 (unaudited) and 2004 (unaudited)	F-77
Consolidated Statements of Members’ Equity for the year ended December 31, 2006, 2005 (unaudited) and 2004 (unaudited)	F-78
Notes to Consolidated Financial Statements	F-79

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Loral Space & Communications Inc.

We have audited the accompanying consolidated balance sheets of Loral Space & Communications Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006, for the period from October 2, 2005 to December 31, 2005 (Successor Registrant operations), the period from January 1, 2005 to October 1, 2005 and for the year ended December 31, 2004 (Predecessor Registrant operations). Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, the Successor Registrant consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the period ended December 31, 2006 and for the period October 2, 2005 to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Registrant consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the Company’s operations and its cash flows for the period from January 1, 2005 to October 1, 2005 and for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

As discussed in Note 17 to the consolidated financial statements, as of December 31, 2006, the Company changed its method of accounting for pensions and other employee benefits to adopt the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans.

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

/s/  DELOITTE & TOUCHE LLP
New York, NY
March 15, 2007

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$186,542	$275,796
Short-term investments	106,588	—
Accounts receivable, net	76,420	59,347
Contracts-in-process	40,433	73,584
Inventories	82,183	51,871
Other current assets	55,534	31,066

Total current assets	547,700	491,664
Property, plant and equipment, net	558,879	520,503
Long-term receivables	81,164	48,155
Investments in and advances to affiliates	97,202	104,616
Deposits	755	9,840
Goodwill	305,691	340,094
Other assets	138,520	164,105

Total assets	$1,729,911	$1,678,977

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,604	$72,594
Accrued employment costs	43,797	35,277
Customer advances and billings in excess of costs and profits	242,661	172,995
Income taxes payable	2,567	2,177
Accrued interest and preferred dividends	20,097	4,881
Other current liabilities	42,828	32,324

Total current liabilities	419,554	320,248
Pension and other postretirement liabilities	167,987	237,948
Long-term debt	128,084	128,191
Long-term liabilities	153,028	165,426

Total liabilities	868,653	851,813
Minority interest	214,256	200,000
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; 40,000,000 shares authorized, 20,000,000 shares issued and outstanding	200	200
Paid-in capital	644,708	642,210
Accumulated deficit	(37,981)	(15,261)
Accumulated other comprehensive income	40,075	15

Total shareholders’ equity	647,002	627,164

Total liabilities and shareholders’ equity	$1,729,911	$1,678,977

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Successor Registrant		Predecessor Registrant
		For the Period	For the Period
		October 2,	January 1,
	Year Ended	2005 to	2005 to	Year Ended
	December 31,	December 31,	October 1,	December 31,
	2006	2005	2005	2004
Revenues from satellite manufacturing	$636,632	$161,069	$318,587	$299,608
Revenues from satellite services	160,701	36,096	110,596	135,319
Revenues from sales-type lease arrangement — satellite services	—	—	—	87,200

Total revenues	797,333	197,165	429,183	522,127
Cost of satellite manufacturing	550,821	138,882	291,454	318,295
Cost of satellite services	98,614	26,386	94,169	189,330
Cost of sales-type lease arrangement — satellite services	—	—	—	79,543
Selling, general and administrative expenses	127,080	36,842	79,419	118,848
Gain on litigation settlement	(9,000)	—	—	—

Income (loss) from continuing operations before reorganization expenses due to bankruptcy	29,818	(4,945)	(35,859)	(183,889)
Reorganization expenses due to bankruptcy	—	—	(31,236)	(30,456)

Operating income (loss) from continuing operations	29,818	(4,945)	(67,095)	(214,345)
Gain on discharge of pre-petition obligations and fresh-start adjustments	—	—	1,101,453	—
Interest and investment income	31,526	4,128	6,438	9,953
Interest expense (contractual interest was $36,610 for the period ended October 1, 2005 and $46,451 for the year ended December 31, 2004, respectively)	(23,449)	(4,408)	(17,214)	(2,947)
Other expense	(7,778)	(170)	(931)	(513)

Income (loss) from continuing operations before income taxes, equity (losses) income in affiliates and minority interest	30,117	(5,395)	1,022,651	(207,852)
Income tax (provision) benefit	(20,880)	(1,752)	10,901	(13,284)

Income (loss) from continuing operations before equity (losses) income in affiliates and minority interest	9,237	(7,147)	1,033,552	(221,136)
Equity (losses) income in affiliates	(7,163)	(5,447)	(2,796)	46,654
Minority interest	(24,794)	(2,667)	126	135

(Loss) income from continuing operations	(22,720)	(15,261)	1,030,882	(174,347)
(Loss) income from discontinued operations	—	—	—	(2,348)
Gain on sale of discontinued operations, net of taxes	—	—	13,967	—

Net (loss) income	$(22,720)	$(15,261)	$1,044,849	$(176,695)

Basic and diluted (loss) earnings per share:
Continuing operations	$(1.14)	$(0.76)	$23.37	$(3.96)
Discontinued operations	—	—	0.32	(0.05)

(Loss) earnings per share	$(1.14)	$(0.76)	$23.69	$(4.01)

Weighted average shares outstanding:
Basic and diluted	20,000	20,000	44,108	44,108

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

							Accumulated
							Other	Total
	Common Stock				Unearned		Comprehensive	Shareholders’
	Shares		Paid-In	Treasury	Compen-	Accumulated	Income	(Deficit)
	Issued	Amount	Capital	Stock	sation	Deficit	(Loss)	Equity

Predecessor Registrant
Balance, January 1, 2004	44,125	$4,413	$3,392,829	$(3,360)	$(168)	$(4,171,536)	$(77,848)	$(855,670)
Amortization of unearned compensation					81			81
Cost associated with conversion of preferred stock to common stock			(4)					(4)
Net loss						(176,695)
Other comprehensive loss							(11,813)
Comprehensive loss								(188,508)

Balance, December 31, 2004	44,125	4,413	3,392,825	(3,360)	(87)	(4,348,231)	(89,661)	(1,044,101)
Amortization of unearned compensation					60			60
Net income						1,044,849
Other comprehensive loss							(808)
Comprehensive income								1,044,041
Cancellation of Predecessor Registrant common stock	(44,125)	(4,413)	4,413					—
Issuance of common stock to creditors	20,000	200	642,068					642,268
Fresh-start adjustment			(3,397,238)	3,360	27	3,303,382	90,469	—

Balance, October 1, 2005	20,000	200	642,068	—	—	—	—	642,268
Successor Registrant
Net loss						(15,261)
Other comprehensive income							15
Comprehensive loss								(15,246)
Stock option compensation			142					142

Balance, December 31, 2005	20,000	200	642,210	—	—	(15,261)	15	627,164
Net loss						(22,720)
Other comprehensive income							40,060
Comprehensive income								17,340
Stock option compensation			2,498					2,498

Balance, December 31, 2006	20,000	$200	$644,708	$—	$—	$(37,981)	$40,075	$647,002

See notes to consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor Registrant		Predecessor Registrant
	Year Ended	For the Period	For the Period	Year Ended
	December 31,	October 2, 2005 to	January 1, 2005 to	December 31,
	2006	December 31, 2005	October 1, 2005	2004
Operating activities:
Net (loss) income	$(22,720)	$(15,261)	$1,044,849	$(176,695)
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Non-cash items	108,584	29,366	(1,051,330)	127,712
Changes in operating assets and liabilities:
Accounts receivable, net	(9,129)	1,855	557	10,423
Contracts-in-process	5,551	42,459	(76,464)	29,082
Inventories	(31,990)	(7,899)	(10,212)	1,720
Long-term receivables	(2,214)	(13,833)	(22,361)	2,911
Deposits	9,085	(35)	—	—
Other current assets and other assets	(1,121)	(9,914)	11,981	7,533
Accounts payable	(12,812)	(13,250)	(1,285)	1,755
Accrued expenses and other current liabilities	17,756	(64,039)	21,573	(948)
Customer advances	50,634	5,739	(62,212)	35,249
Income taxes payable	391	1,389	3,079	(2,814)
Pension and other postretirement liabilities	(20,453)	3,077	(3,650)	10,503
Long-term liabilities	(3,725)	335	1,844	(7,080)
Other	165	1,480	(196)	216

Net cash provided by (used in) operating activities of continuing operations	88,002	(38,531)	(143,827)	39,567

Net cash provided by operating activities of discontinued operations	—	—	—	26,562

Net cash provided by (used in) operating activities	88,002	(38,531)	(143,827)	66,129

Investing activities:
Capital expenditures for continuing operations	(82,157)	(4,972)	(4,649)	(24,786)
Short-term investments	(106,588)	—	—	—
(Increase) decrease in restricted cash in escrow	(323)	(54)	1,566	(5,049)
Insurance proceeds received	—	—	205,000	—
Proceeds received from disposition of orbital slot	5,742	—	—	—
Proceeds from sale of equity investment	250	—	—	—
Proceeds from sale of available for sale securities	7,098	—	—	—
Investments in and advances to affiliates	—	(63)	(7,354)	(5,712)

Net cash (used in) provided by investing activities of continuing operations	(175,978)	(5,089)	194,563	(35,547)

Proceeds from the sale of assets, net of expenses	—	—	144	953,619
Capital expenditures for discontinued operations	—	—	—	(11,185)

Net cash provided by investing activities of discontinued operations	—	—	144	942,434

Net cash (used in) provided by investing activities	(175,978)	(5,089)	194,707	906,887

Financing activities:
Proceeds from Skynet Notes	—	120,763	—	—
Repayments of term loans	—	—	—	(576,500)
Repayments of revolving credit facilities	—	—	—	(390,387)
Cash dividends paid on preferred stock of subsidiary	(1,278)	—	—	—

Net cash (used in) provided by financing activities	(1,278)	120,763	—	(966,887)

(Decrease) increase in cash and cash equivalents	(89,254)	77,143	50,880	6,129
Cash and cash equivalents — beginning of period	275,796	198,653	147,773	141,644

Cash and cash equivalents — end of period	$186,542	$275,796	$198,653	$147,773

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business

Loral Space & Communications Inc. (“New Loral”) together with its subsidiaries is a leading satellite communications company with substantial activities in satellite manufacturing and satellite-based communications services. New Loral, a Delaware corporation, was formed on June 24, 2005, to succeed to the business conducted by its predecessor registrant, Loral Space & Communications Ltd. (“Old Loral”), which emerged from chapter 11 of the federal bankruptcy laws on November 21, 2005 (the “Effective Date”).

We adopted fresh start accounting as of October 1, 2005, in accordance with Statement of Position No. 90-7, Financial Reporting of Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Accordingly, our financial information disclosed under the heading “Successor Registrant” for the periods ended and as of December 31, 2006 and 2005, respectively, is presented on a basis different from, and is therefore not comparable to, our financial information disclosed under the heading “Predecessor Registrant” for the period ended and as of October 1, 2005 (the date we adopted fresh-start accounting) or for prior periods.

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

Loral is organized into two operating segments:

Satellite Manufacturing: Our subsidiary, Space Systems/Loral, Inc. (“SS/L”), designs and manufactures satellites, space systems and space system components for commercial and government customers whose applications include fixed satellite services (“FSS”), direct-to-home (“DTH”) broadcasting, mobile satellite services (“MSS”), broadband data distribution, wireless telephony, digital radio, digital mobile broadcasting, military communications, weather monitoring and air traffic management.

Satellite Services: Our subsidiary, Loral Skynet Corporation (“Loral Skynet”), operates a global fixed satellite services business. Loral Skynet leases transponder capacity to commercial and governmental customers for video distribution and broadcasting, high-speed data distribution, Internet access and communications, as well as provides managed network services to customers using a hybrid satellite and ground-based system. Loral Skynet has four in-orbit satellites and has one satellite under construction at SS/L. It also provides professional services to other satellite operators such as fleet operating services.

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

As a result of our voluntary petitions for reorganization, all of our prepetition debt obligations were accelerated (see below). On July 15, 2003, we also suspended interest payments on all of our prepetition unsecured debt obligations. A creditors’ committee (the “Creditors’ Committee”) was appointed in the Chapter 11 Cases to represent all unsecured creditors, including all debt holders. On March 29, 2005, the United States Trustee for the

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Southern District of New York appointed an official committee of equity security holders (the “Equity Committee”) (as amended on April 7, 2005 and April 11, 2005). In accordance with the provisions of the Bankruptcy Code, both the Creditors’ Committee and the Equity Committee had the right to be heard on all matters that came before the Bankruptcy Court.

     Reorganization

The Debtors emerged from Chapter 11 on November 21, 2005 pursuant to the terms of their fourth amended joint plan of reorganization, as modified (the “Plan of Reorganization”). The Plan of Reorganization had previously been confirmed by order (the “Confirmation Order”) of the Bankruptcy Court entered on August 1, 2005.

Pursuant to the Plan of Reorganization:

•	The business and operations of Old Loral have been transferred to New Loral, and Loral Skynet and SS/L have emerged intact as separate subsidiaries of reorganized Loral.

•	Our new common stock has been listed on NASDAQ under the symbol “LORL”.

•	SS/L has emerged debt-free.

•	The initial distributions to creditors of Old Loral and its subsidiaries have been completed in accordance with the Plan of Reorganization as follows:

•	All holders of allowed claims against SS/L and Loral SpaceCom have been, or will be, paid in cash in full, including interest from the petition date to the Effective Date.

•	20 million shares of New Loral common stock were issued to our distribution agent on the Effective Date, 19.9 million of which have been distributed to creditors as of December 31, 2006.

•	$200 million of Loral Skynet preferred stock was issued to our distribution agent on the Effective Date, $198.8 million of which has been distributed to creditors (See Note 3).

•	The remaining undistributed shares of New Loral common stock and Loral Skynet preferred stock have been reserved to cover disputed claims and will be distributed quarterly in accordance with the Plan of Reorganization upon resolution of those claims.

•	Pursuant to a rights offering, Loral Skynet issued on the Effective Date, $126 million, principal amount, of senior secured notes (the “Loral Skynet Notes”, see Note 12) to certain creditors who subscribed for the notes and to certain creditors who committed to purchase any unsubscribed notes (i.e., “backstopped” the offering).

•	Old Loral has commenced liquidation proceedings; the common and preferred stock of Old Loral were cancelled on the Effective Date, and no distribution was made to the holders of such stock.

Certain Old Loral shareholders acting on behalf of the self-styled Loral Stockholders Protective Committee (“LSPC”) have filed various appeals seeking, among other things, to revoke the Confirmation Order, to overturn the Bankruptcy Court’s denial of the LSPC’s motion to compel Old Loral to hold a shareholders’ meeting, to overturn various rulings of the Bankruptcy Court related to fees and expenses and to rescind the approval of the Federal Communications Commission (“FCC”) of the transfer of our FCC licenses from Old Loral to New Loral (the “Appeals”). All of the Appeals, other than an appeal relating to the Confirmation Order and the FCC appeal, both of which we believe are completely without merit and will not have any effect on the completed reorganization, have been either dismissed or withdrawn with prejudice (see Note 19).

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Basis of Presentation

Loral has a December 31 year end. The consolidated financial statements for the year ended December 31, 2006, for the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005, and for the year ended December 31, 2004, include the results of Loral and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All intercompany transactions have been eliminated. References in these consolidated financial statements to the Predecessor Registrant refer to Loral until October 1, 2005 and references to the Successor Registrant refer to Loral after October 1, 2005 and after giving effect to the adoption of fresh-start accounting.

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

As noted above, we emerged from bankruptcy on November 21, 2005 and pursuant to SOP 90-7, we adopted fresh-start accounting as of October 1, 2005. We engaged an independent appraisal firm to assist us in determining the fair value of our assets and liabilities. Upon emergence, our reorganization enterprise value as determined by the Bankruptcy Court was approximately $970 million, which after reduction for the fair value of the Loral Skynet Notes and Loral Skynet Series A preferred stock (see Note 15 and Minority Interest below), resulted in a reorganization equity value of approximately $642 million. This reorganization equity value was allocated to our assets and liabilities. Our assets and liabilities were stated at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). In addition, our accumulated deficit was eliminated, and our new debt and equity were recorded in accordance with distributions pursuant to the Plan of Reorganization. (See Note 4).

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

Most of our satellite manufacturing revenue is associated with long-term contracts which require significant estimates. These estimates include forecasts of costs and schedules, estimating contract revenue related to contract performance (including orbital incentives) and the potential for component obsolescence in connection with long-term procurements. Significant estimates also include the estimated useful lives of our satellites and finite lived

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets, the fair value of indefinite lived intangible assets, the fair value of stock based compensation, the realization of deferred tax assets, gains or losses on derivative instruments and our pension liabilities.

  Cash and Cash Equivalents and Short-term Investments

As of December 31, 2006, the Company had $305.2 million of cash, short-term investments and restricted cash, of which $106.6 million is in the form of short-term investments and $12 million is in the form of restricted cash ($3 million included in other current assets and $9 million included in other assets on our consolidated balance sheet). Short-term investments consist of investments whose maturity at time of purchase was greater than 90 days and less than one year or investments which had been long-term whose final maturity is less than one year from December 31. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date. Our short-term investments include corporate bonds, Euro dollar bonds, certificates of deposit, commercial paper, Federal Agency notes and auction rate securities. Auction rate securities, long-term obligations that are sold and purchased through an auction process for a period of 7, 28, 35 or 49 days, are considered to be short-term investments and are classified as available for sale securities. Available-for-sale securities are carried at fair value with unrealized gains and losses, if any, reported in accumulated other comprehensive income.

  Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, foreign exchange contracts, contracts-in-process, long-term receivables and advances and loans to affiliates (see Note 9). Our cash and cash equivalents are maintained with high-credit-quality financial institutions. Historically, our customers have been primarily large multinational corporations and U.S. and foreign governments for which the creditworthiness was generally substantial. In recent years, we have added commercial customers which include companies in emerging markets or the development stage, some of which are highly leveraged or partially funded. Management believes that its credit evaluation, approval and monitoring processes combined with contractual billing arrangements provide for effective management of potential credit risks with regard to our current customer base.

  Receivables

As of December 31, 2006 and 2005, billed receivables (including accounts receivable) were reduced by an allowance for doubtful accounts of $1.6 million and $5.5 million, respectively.

  Inventories

Inventories consist principally of parts and subassemblies used in the manufacture of satellites which have not been specifically identified to contracts-in-process, and are valued at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) or average cost method. As of December 31, 2006 and 2005, inventory was reduced by an allowance for obsolescence of $29.6 million and $33.7 million, respectively.

  Property, Plant and Equipment

As of October 1, 2005, we adopted fresh-start accounting and our property, plant and equipment were recorded at their fair values based upon the appraised values of such assets. We used the work of an independent appraisal firm to assist us in determining the fair value of our property, plant and equipment. We and the independent appraiser determined the fair value of our property, plant and equipment using the planned future use of each asset or group of assets, quoted market prices for assets where a market exists for such assets, the expected future revenue and profitability of the business unit utilizing such assets and the expected future life of such assets. In our determination of fair value, we also considered whether an asset would be sold either individually or with other assets and the proceeds we expected to receive from such a sale. Assumptions relating to the expected future use of

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

individual assets could affect the fair value of such assets and the depreciation expense recorded related to such assets in the future. Depreciation is provided on the straight-line method for satellites and related equipment over the estimated useful lives of the related assets. Depreciation is provided primarily on an accelerated method and straight line for other owned assets over the estimated useful life of the related assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Below are the estimated useful lives of our property, plant and equipment as of December 31, 2006:

Years

Land improvements	20
Buildings	25 to 45
Leasehold improvements	5 to 25
Satellites-in-orbit	5 to 13
Earth stations	5 to 15
Equipment, furniture and fixtures	3 to 20

Costs incurred in connection with the construction and successful deployment of Loral Skynet satellites and related equipment are capitalized. Such costs include direct contract costs, allocated indirect costs, launch costs, launch and in-orbit test insurance and construction period interest. Capitalized interest related to the construction of satellites for 2006, 2005 and 2004 was $2.2 million, zero and $0.5 million, respectively. All capitalized satellite costs are amortized over the estimated useful life of the related satellite. The estimated useful life of the satellites is determined by engineering analyses performed at the satellite’s in-service date. Satellite lives are reevaluated periodically based on updated engineering analyses. Losses from unsuccessful launches and in-orbit failures of our satellites, net of insurance proceeds (so long as such amounts are determinable and receipt is probable), are recorded in the period a loss occurs (see Valuation of Satellites, Long-Lived Assets and Investments in and Advances to Affiliates below).

  Valuation of Satellites, Long-Lived Assets and Investments in and Advances to Affiliates

The carrying values of our satellites, long-lived assets and investments in and advances to affiliates are reviewed for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets and Accounting Principles Board (“APB”) Opinion No. 18, Equity Method of Accounting for Investments in Common Stock, respectively. We periodically evaluate potential impairment loss relating to our satellites and other long-lived assets, when a change in circumstances occurs, by assessing whether the carrying amount of these assets can be recovered over their remaining lives through future undiscounted expected cash flows generated by those assets (excluding financing costs). If the expected undiscounted future cash flows were less than the carrying value of the long-lived asset, an impairment charge would be recorded based on such asset’s estimated fair value. Changes in estimates of future cash flows could result in an impairment of the asset in a future period. Estimated future cash flows from our satellites could be impacted by, among other things:

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-sale securities

Investments in auction rate securities and publicly traded common stock are classified as available-for-sale, and are recorded at fair value, with the resulting unrealized gain or loss excluded from net loss and reported as a component of other comprehensive loss until realized (see Notes 6 and 18). The carrying value of our auction rate securities at December 31, 2006 approximates their cost. Our Predecessor Registrant’s investment in Globalstar, L.P.’s $500 million credit facility was accounted for at fair value, with changes in the value (net of tax) recorded as a component of other comprehensive loss. We recorded unrealized net gains after taxes as a component of other comprehensive loss of $8 million in 2004 in connection with this activity.

  Goodwill and Other Intangible Assets

Goodwill represents the amount by which the Company’s reorganization equity value exceeded the fair value of its tangible assets and identified intangible assets less its liabilities as determined in accordance with the provisions of SFAS 141, as of October 1, 2005. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized and is subject to an annual impairment test which the Company, with the assistance of an independent appraiser, performs on an annual basis in the fourth quarter of each fiscal year. Our test of goodwill impairment for 2006 did not result in any goodwill impairment. Goodwill was allocated to our reporting units (operating segment or one level below an operating segment). SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value (see Note 4).

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

  Contingencies

Contingencies by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential loss, if any. We accrue for costs relating to litigation, claims and other contingent matters when such liabilities become probable and reasonably estimable. Such estimates may be based on advice from third parties or on management’s judgment, as appropriate. Actual amounts paid may differ from amounts estimated, and such differences will be charged to operations in the period in which the final determination of the liability is made.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Research and Development

Independent research and development costs, which are expensed as incurred, were $20 million for 2006, $7 million and $5 million for the periods January 1, 2005 to October 1, 2005 and from October 2, 2005 to December 31, 2005, respectively, and $9 million for 2004, and are included in selling, general and administrative expenses.

Derivative Instruments

We enter into foreign exchange contracts as hedges against exchange rate fluctuations of future accounts receivable and accounts payable under contracts-in-process which are denominated in foreign currencies. We follow SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) as amended and interpreted, which among other things requires that all derivative instruments be recorded on the balance sheet at their fair value. During December 2006, we entered into certain derivative investments to minimize our exposure to currency fluctuations associated with our planned acquisition of Telesat Canada (see Notes 18 and 19).

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minority Interest

On November 21, 2005, Loral Skynet issued one million of its two million authorized shares of Series A 12% non-convertible preferred stock, $0.01 par value per share (the “Loral Skynet Preferred Stock”), which were distributed in accordance with the Plan of Reorganization.

The Loral Skynet Preferred Stock is reflected as minority interest on our consolidated balance sheet and dividend expense of $24.8 million and $2.7 million for the year ended December 31, 2006 and the period from October 2 to December 31, 2005, respectively, is reflected as minority interest on our consolidated statement of operations. On July 14, 2006 Loral Skynet paid a dividend on its Loral Skynet Preferred Stock of $15.53 million, which covered the period from November 21, 2005 through July 13, 2006. The dividend consisted of $1.27 million in cash and $14.26 million through the issuance of 71,281 additional shares of Loral Skynet Preferred Stock. At December 31, 2006, 1,071,281 shares of Loral Skynet Preferred Stock, with a carrying value of $214.26 million, were issued and outstanding.

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

		For the Period
	Year Ended	October 2 to
	December 31,	December 31,
	2006	2005

Risk — free interest rate	4.3%	4.4%
Expected life (years)	4.75	4.75
Estimated volatility	27.4%	27.4%
Expected dividends	None	None

We emerged from bankruptcy on November 21, 2005, and as a result, we do not have sufficient stock price history upon which to base our volatility assumption. In determining the volatility used in our model, we considered the volatility of the stock prices of selected companies in the satellite industry, the nature of those companies, our emergence from bankruptcy and other factors in determining our stock price volatility. We based our estimate of the average life of a stock option of 4.75 years using the midpoint between the vesting and expiration dates as allowed by SEC Staff Accounting Bulletin No. 107, Share-Based Payment, based upon the vesting period of four years and the option term of seven years. Our risk-free rate of return assumption for options was based on the quoted yield for five-year U.S. treasury bonds as of the date of grant (see Note 15). We assumed no dividends during the expected term.

Prior to October 1, 2005, we followed the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”), an amendment of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). We accounted for stock-based compensation for employees using the intrinsic value method (as defined below) as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under APB 25, no compensation expense was recognized for employee share option grants because the exercise price of the options granted equaled the market price of the underlying shares on the date of grant (the “intrinsic value method”). We used the Black-Scholes-Merton option pricing model to determine the pro forma effect . If we had used the fair value method under

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 123, our pro forma net loss and pro forma loss per share would not have been materially different than reported on the accompanying consolidated statements of operations for the period January 1, 2005 to October 1, 2005 and the year ended December 31, 2004.

Deferred Compensation

Pursuant to the Plan of Reorganization we entered into deferred compensation arrangements for certain key employees that generally vest over four years and expire after seven years. The initial deferred compensation awards were calculated by multiplying $9.44 by the number of shares of common stock underlying the stock options granted to these key employees (see Note 15). We are accreting the liability through charges to income over the vesting period. The deferred compensation cost charged against income, net of estimated forfeitures, was $3.2 million for the year ended December 31, 2006 and $0.2 million for the period October 2, 2005 to December 31, 2005. As of December 31, 2006, there was $8.6 million of unrecognized deferred compensation that will be charged to income over the remaining vesting period. The value of the deferred compensation may decline depending on stock price performance within a defined range, until the occurrence of certain events, including the exercise of the related stock options and vesting will accelerate if there is a change of control as defined.

Income Taxes

Deferred income taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying statutory tax rates in effect for the year during which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent it is more likely than not that the deferred tax assets will not be realized. Any reduction to the balance of the valuation allowance as of October 1, 2005 will first reduce goodwill, and then other intangible assets with any excess treated as an increase to paid-in-capital (see Note 14).

In addition, our policy is to establish tax contingency liabilities for potential audit issues. The tax contingency liabilities are based on our estimate of the probable amount of additional taxes that may be due in the future. Any additional taxes due would be determined only upon completion of current and future federal, state and international tax audits. At December 31, 2006, the Company had $42.6 million of tax contingency liabilities included in long-term liabilities. At December 31, 2005, the Company had $41.8 million and $0.4 million of tax contingency liabilities included in long-term liabilities and income taxes payable, respectively.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the consolidated statements of cash flows (in thousands):

	Successor Registrant		Predecessor Registrant
		For the Period	For the Period
		October 2,	January 1,
	Year Ended	2005 to	2005 to	Year Ended
	December 31,	December 31,	October 1,	December 31,
	2006	2005	2005	2004
Non-cash operating items
Gain on discharge of pre-petition obligations and fresh-start adjustments	$—	$—	$(1,101,453)	$—
Gain on sale of discontinued operations, net of tax	—	—	(13,967)	—
(Income) loss from discontinued operations	—	—	—	2,348
Equity losses (income) in affiliates	7,163	5,447	2,796	(46,654)
Satmex settlement	(18,605)	—	—	—
Minority interest	24,794	2,667	(126)	(135)
Deferred taxes	9,105	—	(16,134)	12,153
Depreciation and amortization	68,300	16,024	61,277	134,796
Stock option compensation	2,997	—	—	—
Impairment of cost basis investment	3,000	—	—	—
Write-off of long-term receivables due to contract modifications	—	—	—	11,265
Impairment charge on satellite and related assets	—	—	—	11,989
Profit on sales-type lease arrangement	—	—	—	(7,657)
Provisions for inventory obsolescence	1,678	1,525	2,127	3,324
Warranty expense accruals	12,180	2,704	11,850	9,692
Provisions for (recoveries of) bad debts on billed receivables	356	953	(2,880)	(2,144)
Adjustment to revenue straightlining assessment	—	46	1,031	1,149
Loss on equipment disposals	—	—	3,456	394
Net gain on disposition of an orbital slot	(1,149)	—	—	—
Gain on disposition of available for sale securities	(7,098)	—	—	—
Non-cash net interest and (gain) loss on foreign currency transactions	5,863	—	693	(2,808)

Net non-cash provided by (used in) operating activities of continuing operations	$108,584	$29,366	$(1,051,330)	$127,712

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor Registrant		Predecessor Registrant
		For the Period	For the Period
		October 2,	January 1,
	Year Ended	2005 to	2005 to	Year Ended
	December 31,	December 31,	October 1,	December 31,
	2006	2005	2005	2004
Non-cash financing activities:
Issuance of Preferred stock by subsidiary as payment for dividend	14,260	—	—	—
Increase in restricted cash related to debt proceeds	—	—	98,736	—

Net non-cash financing activities of continuing operations	$14,260	$—	$98,736	$—

Supplemental information:
Interest paid, net of capitalized interest	$17,921	$15,548	$—	$23,550

Taxes paid, net of refunds	$6,365	$(418)	$2,166	$4,318

Cash (paid) received for reorganization items:
Professional fees	$(9,581)	$(9,650)	$(17,533)	$(18,745)

Employee retention costs		$(4,790)	$—	$(6,468)

Severance costs			$—	$(1,722)

Restructuring costs	$(740)		$(55)

Interest income			$2,536	$1,740

Vendor settlement	$(432)

New Accounting Pronouncements

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning in the first quarter of 2007. We are still evaluating the impact of adopting FIN 48.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with U.S. GAAP and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods. We are required to adopt the provisions of this statement as of January 1, 2008. We are currently evaluating the impact of adopting SFAS 157.

SFAS 158

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans, (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We adopted the provisions of this statement as of December 31, 2006 (See Note 17).

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for us on January 1, 2008, although we can chose to adopt it on January 1, 2007 if we also adopt SFAS 157 at that time. We have not decided if we will early adopt SFAS 159 or if we will choose to measure any eligible financial assets and liabilities at fair value.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This bulletin summarizes the SEC staff’s views regarding the process of quantifying financial statement misstatements. Implementation of SAB No. 108 did not have any impact on the Company’s financial statements.

4.	Fresh-Start Accounting

On August 1, 2005, the Bankruptcy Court entered its Confirmation Order confirming the Company’s Plan of Reorganization. On September 30, 2005, the FCC approved the transfer of FCC licenses from Old Loral to New Loral, which represented the satisfaction of the last material condition precedent to the Debtors’ emergence from bankruptcy. Our emergence from Chapter 11 proceedings on November 21, 2005 resulted in a new reporting entity and adoption of fresh-start accounting in accordance with SOP 90-7 as of October 1, 2005, as reflected in the following financial information. Reorganization adjustments have been made in the financial information to reflect the discharge of certain pre-petition liabilities and the adoption of fresh-start accounting. These adjustments were based upon the work of Loral and our financial consultants to determine the relative fair values of our assets and liabilities and were finalized during 2006.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET(a)

	Predecessor	Plan		Fresh-Start		Successor
	October 1,	Reorganization		Valuation		October 1,
	2005	Adjustments		Adjustments(e)		2005
		(in millions)

ASSETS
Current assets:
Cash and cash equivalents	$198.7	$—		$—		$198.7
Accounts receivable, net	14.4	—		—		14.4
Contracts-in-process	91.4	—		(14.3)		77.1
Inventories	45.5	—		—		45.5
Other current assets	41.3	97.5	(b)	3.4		142.2

Total current assets	391.3	97.5		(10.9)		477.9
Property, plant and equipment, net	536.5	(3.5	)(i)	0.2		533.2
Long-term receivables	67.6	—		(23.8)		43.8
Investments in and advances to affiliates	53.7	—		56.3		110.0
Deposits	9.8	—		—		9.8
Goodwill	—	—		340.1	(g)	340.1
Other assets	42.1	2.1	(b)(j)	126.7		170.9

	$1,101.0	$96.1		$488.6		$1,685.7

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$36.1	$45.1	(c)(h)	$1.2		$82.4
Accrued employment costs	33.9	0.5	(c)	—		34.4
Customer advances and billings in excess of costs and profits	108.4	24.9	(c)(h)	(3.2)		130.1
Interest payable	—	19.1	(c)(h)	—		19.1
Vendor financing payable	—	37.1	(c)(h)	—		37.1
Income taxes payable	—	0.8	(c)	—		0.8
Other current liabilities	25.5	17.9	(c)(h)	(1.7)		41.7

Total current liabilities	203.9	145.4		(3.7)		345.6
Pension and other postretirement liabilities	—	156.6	(c)	78.2		234.8
Long-term liabilities	84.5	34.6	(c)	40.5		159.6
Long-term debt	—	103.4	(b)	—		103.4

Total liabilities	288.4	440.0		115.0		843.4
Liabilities subject to compromise	1,914.0	(1,914.0	)(c)	—		—
Minority interest	2.3	200.0	(b)	(2.3)		200.0
Shareholders’ equity:
Common stock, par value $.01 and Paid-in capital	3,397.2	642.3	(d)	(3,397.2	)(f)	642.3
Other	(93.8)	—		93.8	(f)	—
Accumulated (deficit) retained earnings	(4,407.1)	727.8	(c)(d)	3,679.3	(f)	—

Total shareholders’ (deficit) equity	(1,103.7)	1,370.1		375.9		642.3

	$1,101.0	$96.1		$488.6		$1,685.7

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	The Condensed Consolidated Balance Sheet reflects a reorganization enterprise value of $970 million based on the Bankruptcy Court’s determination (see Note 2), which, after reduction for the fair value of the Loral Skynet Notes and Loral Skynet Preferred Stock (see Notes 12 and 15), results in a reorganization equity value of approximately $642 million. This results in goodwill equal to the excess of reorganization equity value over fair value of identifiable net assets.

(b)	Reflects $98.7 million of proceeds from the rights offering of Loral Skynet Notes held in escrow as of October 1, 2005, and the related deferred debt issuance costs of $4.7 million and $200 million of Loral Skynet Preferred Stock pursuant to the Plan of Reorganization (see Notes 12 and 15).

(c)	Reflects the discharge of pre-petition liabilities in accordance with the Plan of Reorganization and the reclassification of the remaining liabilities subject to compromise to the appropriate liability accounts in accordance with the Plan of Reorganization. Discharge of Loral’s pre-petition liabilities is summarized as follows (in millions):

To be exchanged for stock	$1,298.0
To be cancelled	292.2
To be reinstated and/or paid in cash	323.8

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

As a result of the above we recognized the following (in millions):

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

The allocation of the reorganization equity value to individual assets and liabilities was adjusted in 2006 during the completion of the fair valuation process.

5.	Discontinued Operations

On March 17, 2004, we consummated the sale of our North American satellites and related assets to certain affiliates of Intelsat, Ltd. and Intelsat (Bermuda), Ltd. (collectively, “Intelsat”). At closing, we received approximately $1.011 billion, consisting of approximately $961 million for the North American satellites and related assets, after adjustments, and $50 million for an advance on a new satellite to be built for Intelsat by SS/L. We used a significant portion of the funds received to repay all $967 million of our outstanding secured bank debt. In addition, after closing, we received approximately $16 million from Intelsat to reimburse us for a deposit made for the launch of Intelsat Americas 8 (Telstar 8), and we received an additional $4 million in May 2004 as a purchase price adjustment resulting from resolution of a regulatory issue. The operating revenues and expenses of these assets and

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a portion of interest expense on our secured debt through March 18, 2004 have been classified as discontinued operations under SFAS 144 for all periods presented. As a result of the resolution of the contingencies primarily relating to the completion of the Intelsat Americas 8 (Telstar 8) satellite, which was successfully launched on June 23, 2005, we have recognized on our statement of operations the previously deferred gain on the sale of $11.4 million, net of taxes of $4.3 million, during the quarter ended June 30, 2005. The tax provision on the gain was reduced by $2.6 million in the quarter ended September 30, 2005, as a result of finalization of our 2004 tax returns, resulting in a net gain recorded of $14.0 million.

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

	Predecessor Registrant
	For the Period
	January 1,
	2005 to	Year Ended
	October 1,	December 31,
	2005	2004
	(in thousands)

Revenues of discontinued operations	$—	$29,149
Operating income	—	$22,408
Interest expense on secured bank debt	—	(24,756)

Income (loss) before income taxes	—	(2,348)
Gain on sale of discontinued operations, net of tax	13,967	—

Income (loss) from discontinued operations, net of taxes	$13,967	$(2,348)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accumulated Other Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Consolidated Balance Sheet		Consolidated Statement of Shareholders’ Equity
	Successor		Successor		Predecessor
	Registrant		Registrant		Registrant
				For the Period	For the Period
				October 2,	January 1,
			Year Ended	2005 to	2005 to	Year Ended
	December 31,		December 31,	December 31,	October 1,	December 31,
	2006	2005	2006	2005	2005	2004
Cumulative translation adjustment	$287	$15	$272	$15	$(222)	$140
Derivatives classified as cash flow hedges, net of taxes:
Reclassifications into revenues, cost of sales and income taxes from other comprehensive income					(487)	(1,046)

Unrealized net gains (losses) on derivatives					(487)	(1,046)
Unrealized gains (losses) on available-for-sale securities, net of taxes	9,837		9,837		(99)	8,142
Minimum pension liability adjustment						(19,049)

Adjustment to initially apply SFAS 158, net of tax	29,951		29,951

Accumulated other comprehensive income (loss)	$40,075	$15	$40,060	$15	$(808)	$(11,813)

As described in Note 3, with the dissolution of Globalstar, L.P. on June 29, 2004, we wrote-off the remaining book value of our investment in Globalstar, L.P.’s $500 million credit facility and reduced to zero the unrealized gains and related deferred tax liabilities previously reflected in accumulated other comprehensive loss. The unrealized gains reflected above for the year ended December 31, 2004, include the reversal of $11.4 million of deferred tax liabilities relating to our investment in Globalstar, L.P.’s $500 million credit facility.

7.	Contracts-in-Process and Long-Term Receivables

Contracts-in-Process

Contracts-in-Process consists of (in thousands):

	December 31,
	2006	2005

U.S. government contracts:
Amounts billed	$983	$124
Unbilled receivables	1,544	4,287

	2,527	4,411

Commercial contracts:
Amounts billed	17,306	38,789
Unbilled receivables	20,600	30,384

	37,906	69,173

	$40,433	$73,584

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Long-Term Receivables

Billed receivables relating to long-term contracts are expected to be collected within one year. We classify deferred billings and the orbital component of unbilled receivables expected to be collected beyond one year as long-term. Fresh-start fair value adjustments relating to long-term receivables are amortized on the effective interest method over the life of the related orbital stream.

Receivable balances related to satellite orbital incentive payments and billings deferred as of December 31, 2006 are scheduled to be received as follows (in thousands):

Long-Term
Receivables

2007	$2,010
2008	492
2009	5,802
2010	9,425
2011	16,326
Thereafter	49,119

83,174
Less, current portion included in contracts-in-process	(2,010)

Long-term receivables	$81,164

Amortization of fresh-start accounting fair value adjustments relating to contracts-in-process, long-term receivables, customer advances and billings in excess of costs and profits and deferred revenue was $(18.2) million in 2006 and $(7.9) million during the period October 2, 2005 to December 31, 2005.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Property, Plant and Equipment (see Note 3)

Property, Plant & Equipment consists of (in thousands):

	December 31,
	2006	2005

Land and land improvements	$27,533	$27,833
Buildings	53,572	52,873
Leasehold improvements	6,434	6,352
Satellites in-orbit, including satellite transponder rights of $136.7 million and $116.7 million in 2006 and 2005, respectively	386,196	366,196
Satellites under construction	59,085	197
Earth stations	18,141	17,710
Equipment, furniture and fixtures	76,787	61,937
Other construction in progress	18,167	5,096

	645,915	538,194
Accumulated depreciation and amortization	(87,036)	(17,691)

	$558,879	$520,503

Depreciation and amortization expense for property, plant and equipment was $69.7 million in 2006, $17.7 million and $58.6 million for the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005, respectively, and $131.2 million in 2004. Accumulated depreciation and amortization as of December 31, 2006 and 2005 includes $16.7 million and $3.3 million, respectively, related to satellite transponders where Loral has the rights to transponders for the remaining life of the related satellite.

In January 2004, our Telstar 14/Estrela do Sul-1 (“EDS”) satellite’s North solar array only partially deployed after launch, diminishing the power and life expectancy of the satellite. SS/L had submitted to its insurers a claim for a total constructive loss of the satellite, seeking recovery for the insured value of $250 million. At the end of March 2004, the satellite began commercial service with substantially reduced available transponder capacity and with an expected life reduced to 2010. During March 2004, we recorded an impairment charge of $12 million to reduce the carrying value of the satellite and related assets to the expected proceeds from insurance of $250 million. On May 10, 2005, the Bankruptcy Court approved the terms of a settlement arrangement between SS/L and the insurers pursuant to which SS/L would be paid 82% of the insured amount and the insurers would waive any rights they may have to obtain title to EDS as a result of payment on the insurance claim. As of October 1, 2005, SS/L had received $205 million in insurance proceeds, representing the full settlement amount, from the insurers. We expect that the net cash flow of EDS over its remaining life will exceed its carrying value.

On September 20, 2002, and as further amended in March 2003, we agreed with APT Satellite Company Limited (“APT”) to jointly acquire the Apstar V satellite (now known as Telstar 18). Under this agreement, we were initially to acquire 23% of the satellite in return for paying 25% of the project cost, and were to pay APT over time an additional 25% of the project cost to acquire an additional 23% interest in the satellite. In August 2003, we amended our various agreements with APT, converting our arrangement from joint ownership to a lease, but leaving unchanged the cost allocation between the parties relating to the project cost of the satellite. Under this arrangement, we retain title to the entire satellite. The number of transponders leased to APT is reduced over time upon repayment by us of the second 25% of the satellite’s project cost, ultimately to 54% of the satellite’s transponder capacity. As a result of this conversion from joint ownership to a lease arrangement, in the third quarter of 2003 we (a) reversed the cumulative sales of $83 million and cost of satellite manufacturing of $73 million and (b) recorded an increase to self-constructed assets of $73 million and recorded deferred revenue of $80 million from APT. In November 2003, we agreed with APT to further revise our existing arrangement. Under this revised

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangement, we agreed, among other things, to accelerate the termination of APT’s leasehold interest in 4.5 transponders by assuming $20.4 million of project cost which otherwise would have been initially paid by APT, decreasing APT’s initial leased transponder capacity from 77% to 69% (or 37 transponders). In addition, we agreed to provide to APT, at no additional cost, certain unused capacity on Telstar 10/Apstar IIR during an interim period (which has since expired).

During September 2004, our Telstar 18 satellite began commercial service and we recognized $87 million of sales and $80 million of cost of sales relating to the sales-type lease element of our agreement with APT. In addition, as of December 31, 2006, we have $7.5 million of deferred revenue relating to the operating lease and service elements of the agreement (primarily APT’s lease of four transponders for four years and two additional transponders for five years and our providing APT with telemetry, tracking and control services for the life of the satellite), which is being recognized on a straight-line basis over the life of the related element being provided.

In September 2006, Loral Skynet terminated APT’s leasehold interests with respect to two transponders on Telstar 18 by exercising its option to accelerate the lease termination payment that would otherwise have been payable by Loral Skynet to APT in August 2009. In connection with the early termination, Loral Skynet made a payment to APT of $9.1 million. As a result, our long-term liabilities as of December 31, 2006 include $21.2 million for lease termination obligations to APT, reflecting the reduction of the present value of our lease termination obligation upon our exercise of the acceleration option. Our remaining lease termination obligations to APT consist of a payment of $18.1 million in 2008 for four transponders and a payment of $9.1 million for two transponders in 2009. We recorded a charge to Satellite Services cost of sales of $1.0 million in connection with this transaction, which represents the difference between the payment made and the present value of our lease termination obligation for the two transponders at the date of the transaction.

On August 17, 2006, The Boeing Company (“Boeing”) delivered to Loral Skynet a termination notice pursuant to which all the transponders leased by it on our Estrela do Sul satellite were to be terminated by December 31, 2006. On September 29, 2006, an affiliate of Boeing signed an agreement with Loral Skynet to lease transponder capacity on Estrela do Sul for a period of 20 months beginning January 2007 and ending August 2008, with an option to renew the contract for two consecutive one year periods. To exercise the termination option, Boeing paid a termination fee of $14.9 million on September 29, 2006. This termination fee has been recognized as Revenue from Satellite Services in our consolidated statement of operations. In addition, Boeing prepaid $4.0 million for future services under the September 2006 agreement, of which $1.9 million is included in deferred revenue in our consolidated balance sheet as of December 31, 2006.

The transponder capacity on satellites in orbit is either leased by customers or held for lease by us. Future minimum lease receipts due from customers under long-term operating leases for transponder capacity on our satellites in orbit and for service agreements as of December 31, 2006 are as follows (in thousands):

2007	$98,006
2008	65,944
2009	50,545
2010	35,378
2011	28,818
Thereafter	66,692

$345,383

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Investments in and Advances to Affiliates

Investments in and advances to affiliates consist of (in thousands):

	December 31,
	2006	2005

XTAR equity investment	$97,202	$104,616

Equity (losses) income in affiliates consists of (in thousands):

	Successor Registrant		Predecessor Registrant
		For the Period	For the Period
		October 2,	January 1,
	Year Ended	2005 to	2005 to	Year Ended
	December 31,	December 31,	October 1,	December 31,
	2006	2005	2005	2004
XTAR	$(7,413)	$(5,384)	$(2,796)	$87
Globalstar, L.P. and Globalstar service provider partnerships	250	—	—	46,567
Other	—	(63)	—	—

	$(7,163)	$(5,447)	$(2,796)	$46,654

The consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	Successor Registrant		Predecessor Registrant
		For the Period	For the Period
		October 2,	January 1,
	Year Ended	2005 to	2005 to	Year Ended
	December 31,	December 31,	October 1,	December 31,
	2006	2005	2005	2004
Revenues	$11,262	$4,148	$10,025	$7,779
Interest expense capitalized on development stage enterprises	—	—	—	478
Elimination of Loral’s proportionate share of (profits) losses relating to affiliate transactions	412	(2,949)	593	2,440
Profits (losses) relating to affiliate transactions not eliminated	(324)	2,318	(466)	(1,917)

XTAR

We own 56% of XTAR, L.L.C. (“XTAR”), a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”) of Spain. We account for our investment in XTAR under the equity method since we do not control certain of its significant operating decisions. Our interest in XTAR is currently held by Loral Skynet, however, this interest will be retained by Loral and not transferred to New Telesat as part of the Skynet Transaction (see Note 19).

XTAR owns and operates an X-band satellite, XTAR-EUR, located at 29º E.L., which entered service in March 2005. The satellite is designed to provide X-band communications services exclusively to United States, Spanish and allied government users throughout the satellite’s coverage area, including Europe, the Middle East and Asia. The government of Spain granted XTAR rights to an X-band license, normally reserved for government and military use, to develop a commercial business model for supplying X-band capacity in support of military, diplomatic and security communications requirements. XTAR also leases up to eight 72 MHz X-band transponders

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the Spainsat satellite located at 30º W.L., owned by Hisdesat, which entered commercial service in April 2006. These transponders, designated as XTAR-LANT, allow XTAR to provide its customers in the U.S. and abroad with additional X-band services and greater flexibility.

In January 2005, Hisdesat provided XTAR with a convertible loan in the amount of $10.8 million due 2011, for which Hisdesat received enhanced governance rights in XTAR. If Hisdesat were to convert the loan into XTAR equity, our equity interest in XTAR would be reduced to 51%.

XTAR and Loral Skynet have entered into agreements whereby Loral Skynet provides to XTAR (i) certain selling, general and administrative services, (ii) telemetry, tracking and control services for the XTAR satellite, (iii) transponder engineering and regulatory support services as needed and (iv) satellite construction oversight services. XTAR is currently not making payments under the agreements and anticipates resuming payments upon the satisfaction of its Arianespace loan discussed below. We have not recognized any of the benefit of providing these services to XTAR.

XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders are $13.2 million in 2007, growing to $23 million per year in 2008 with increases thereafter to a maximum of $28 million per year through the end of the useful life of the satellite. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. XTAR is currently not making payments under its lease agreement with Hisdesat and anticipates making payments upon the satisfaction of the Arianespace loan discussed below.

In May 2005, XTAR signed a contract with the U.S. Department of State for the lease of transponder capacity for a period of three years with two one-year options. The State Department is authorized pursuant to its procurement guidelines to lease up to $137.0 million for a specified capacity under this contract, to the extent that capacity is available. As of December 31, 2006, the U.S. Department of State has committed to lease three transponders under this contract, having a total lease value of $21.9 million, and has the right, at its option, to renew the leases for additional terms, which, if fully exercised, would bring the total value of the leases to $36.6 million. There can be no assurance as to how much, if any, additional capacity the U.S. Department of State may lease from XTAR under this contract. XTAR also has contracts to provide services to the U.S. Department of Defense, the Spanish Ministry of Defense and the Danish armed forces.

XTAR entered into a Launch Services Agreement with Arianespace, S.A. (“Arianespace”) providing for launch of its satellite on Arianespace’s Ariane 5 ECA launch vehicle. Arianespace provided a one-year, $15.8 million, 10% interest paid-in-kind (i.e., paid in additional debt) loan for a portion of the launch price, secured by certain of XTAR’s assets, including the XTAR-EUR satellite, ground equipment and rights to the orbital slot. The remainder of the launch price consists of a revenue-based fee to be paid over time by XTAR. If XTAR is unable to repay the Arianespace loan when due, Arianespace may seek to foreclose on the XTAR assets pledged as collateral, which would adversely affect our investment in XTAR. Through a series of amendments to the loan agreement, XTAR and Arianespace agreed to extend the maturity date of the loan to September 30, 2007. As part of these amendments, XTAR agreed to make scheduled and excess cash payments, as well as foregoing the ability to incur secured debt with the Arianespace collateral. As of December 31, 2006, $5.8 million was outstanding under the Arianespace loan.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents summary financial data for XTAR as of December 31, 2006 and 2005 and for each of the two years in the period ended December 31, 2006 (in millions):

Statement of Operations Data:

	Year Ended
	December 31,
	2006	2005

Revenues	$15.3	$9.4
Operating loss	(8.6)	(5.4)
Net loss	(12.6)	(9.6)

Balance Sheet Data:

	December 31,
	2006	2005

Current assets	$6.4	$7.4
Total assets	132.1	142.8
Current liabilities	20.1	21.2
Long-term liabilities	33.1	30.1
Members’ equity	78.9	91.5

Satmex

In 1997, in connection with the privatization of Satelites Mexicanos, S.A. de C.V. (“Satmex”) by the Mexican Government of its satellite services business, Loral and Principia S.A. de C.V. (“Principia”) formed a joint venture that acquired 75% of the outstanding capital stock of Satmex. As of December 31, 2005 we had a 49% indirect economic interest in Satmex and accounted for our interest using the equity method.

On June 29, 2005, Satmex filed a petition for reorganization in Mexico (the “Concurso Mercantil”). In addition on August 11, 2006, Satmex filed a voluntary petition for reorganization under Chapter 11 in the U.S. Bankruptcy Court to implement its restructuring plan (the “Satmex Restructuring Plan”).

On November 30, 2006, Satmex emerged from Chapter 11 in the U.S. Bankruptcy Court pursuant to the Satmex Restructuring Plan.

Under the Satmex Restructuring Plan, the equity of Satmex is held 78% by the holders of Satmex’s fixed rate notes (representing 43% of the voting rights of the reorganized Satmex), 20% by the Mexican Government and Servicios (for the benefit of the Mexican Government) (representing 55% of the voting rights), and 2% in the aggregate by Loral and its partner, Principia. The Satmex Restructuring Plan further provides that all the shares of Satmex, including the shares to be issued to Loral, are transferred to two Mexican equity trusts for the purpose of facilitating a potential sale of 100% of the equity of Satmex. Additionally, holders of the fixed rate notes and floating rate notes received new secured debt securities in the reorganized Satmex. Satmex is accounted for as a cost basis investment subsequent to November 30, 2006.

In the third quarter of 2003, we wrote off our remaining investment in Satmex of $29 million (as an increase to the equity loss), due to the financial difficulties that Satmex was having. As a result, and because we had no future funding requirements relating to this investment, there is no requirement for us to provide for our allocated share of Satmex’s net losses subsequent to September 30, 2003.

On June 14, 2005, Loral Space & Communications Holdings Corporation (“LSCC”), Loral Skynet, a division of Loral SpaceCom, Loral Skynet Network Services, Inc. (“LSNS”) and SS/L (collectively the “Loral Entities”) and Satmex entered into an agreement to be implemented through various amendments and agreements with respect to

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various transactions involving the Loral Entities and Satmex (the “Settlement Agreement”), including but not limited to the contract for the procurement of Satmex 6 between SS/L and Satmex (the “Satmex 6 SPA”), the management services agreement among Loral SpaceCom, Principia and Satmex (the “Management Services Agreement”), the license agreement between Loral SpaceCom and Satmex (the “License Agreement”), and various transponder agreements between certain of the Loral Entities and Satmex. Pursuant to the terms of the Settlement Agreement, Satmex and the Loral Entities agreed to offset certain amounts owing between them, and SS/L agreed to give Satmex an allowed claim of $3.7 million in SS/L’s Chapter 11 Case. In addition, SS/L and Satmex terminated their respective obligations under the Satmex 6 SPA, and entered into a new contract pursuant to which SS/L agreed to perform certain additional work, as well as renewed its commitment to provide its continued support for the launch of Satmex 6 provided that SS/L’s obligation to provide certain services under the new contract was expressly subject to certain conditions, including Satmex obtaining the approval of the Settlement Agreement and the underlying transactions with any court(s) and other authorities with jurisdiction over its reorganization proceeding. Also pursuant to the Settlement Agreement, Loral SpaceCom and Satmex agreed to terminate the Management Services Agreement and the License Agreement. As part of the consideration for the various benefits conferred by the Loral Entities to Satmex under the terms of the Settlement Agreement, including without limitation, the elimination of Satmex’s obligation to make orbital incentive and end of life bonus payments in respect of Satmex 6, Satmex has agreed to lease to LSCC for the life of the satellite, without any further consideration, two 36 MHz Ku-band transponders and two 36 MHz C-band transponders on Satmex 6 (the “Satmex 6 Lease”). Upon Loral’s emergence from bankruptcy, LSCC assigned its rights under this lease agreement to SS/L. The Settlement Agreement was approved by the Bankruptcy Court in our Chapter 11 Cases on July 26, 2005 and became effective on August 5, 2005. Upon receipt of approval from our Bankruptcy Court of the Settlement Agreement and related agreements, Loral Skynet recorded income of $4.6 million in the third quarter of 2005 representing the reversal of reserves and accruals recorded in previous periods. Assumption of the Settlement Agreement and its related agreements have likewise been approved by the conciliador in Satmex’s Concurso Mercantil, as well as the U.S. Bankruptcy Court in Satmex’s Chapter 11 case.

On November 30, 2006, the effective date of the Satmex Restructuring Plan, the Satmex 6 Lease, as well as a lease agreement between Satmex and Loral Skynet for three transponders on Satmex 5, was converted from a lease arrangement to a usufructo, a property right under Mexican law which grants the holder a right of use to the subject property. The Satmex 6 satellite was launched in May 2006 and commenced operations in July 2006. SS/L assigned the rights to the Satmex 6 usufructo to Loral Skynet in consideration of a cash payment equal to the fair value of the four Satmex 6 transponders. As a result of the finalization of the Satmex Restructuring Plan, in the fourth quarter of 2006, we recorded satellite transponder rights of $20 million representing the fair value of the four Satmex 6 transponders, a $19 million reduction to cost of satellite manufacturing and deferred revenue of $1 million.

Other

On April 14, 2004, Globalstar, L.P. announced the completion of its financial restructuring following the formal acquisition of its main business operations and assets by Thermo Capital Partners LLC (“Thermo”), effectively resulting in Globalstar, L.P. exiting from bankruptcy. Thermo invested $43 million in the newly formed Globalstar company (“Globalstar Inc.”) in exchange for an 81.25% equity interest, with the remaining 18.75% of the equity to be distributed to the creditors of Globalstar, L.P. Our share of the equity interest was approximately 2.7% of Globalstar Inc., to which we assigned no value. On November 1, 2006, Globalstar, Inc., completed an initial public offering, at which time we owned 1,609,896 shares of Globalstar, Inc. We have agreed not to sell 70% of our Globalstar Inc. holdings for at least 180 days following the completion of its offering. As of December 31, 2006, we owned 1,168,934 shares of Globalstar, Inc. which are accounted for as available-for-sale securities. Unrealized gains on these shares were $9.8 million, net of taxes as of December 31, 2006.

The Company holds various indirect ownership interests in three foreign companies that currently serve as exclusive service providers for Globalstar service in Brazil, Mexico and Russia. The Company accounts for these ownership interests using the equity method of accounting. Loral had written-off its investments in these companies

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies net losses. The Company is considering whether to make an additional investment of up to $15 million in one of these companies. We also owned an indirect interest in a U.S. based distributor that has the exclusive right to sell Globalstar services to certain agencies within the U.S. Government. In connection with the settlement of a litigation matter involving this business, on October 17, 2006, we agreed to transfer this interest to Globalstar for $500,000. We had previously written-off our interest in such investment.

10.	Goodwill and Other Intangible Assets

Goodwill

Goodwill was established in connection with our adoption of fresh-start accounting (see Notes 3 and 4).

The following table summarizes the changes in the carrying amount of goodwill for the period December 31, 2005 to December 31, 2006 (in thousands):

Goodwill — December 31, 2005	$340,094
Adjustments due to the completion of the fair valuation process:
Deferred revenues — fair value	6,070
Fixed assets — fair value	502
Intangibles — fair value	(212)
Contracts-in-process — fair value	(171)
Reversal of excess valuation allowance on deferred tax assets	(36,367)
Release of tax contingency liability	(4,225)

Goodwill — December 31, 2006	$305,691

Other Intangible Assets

Other Intangible Assets were established in connection with our adoption of fresh-start accounting (see Notes 3 and 4). Intangible assets are included in Other Assets on our consolidated balance sheet (in millions, except years):

	Weighted Average
	Remaining	December 31, 2006		December 31, 2005
	Amortization Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Internally developed software and technology	4	$59.0	$(13.5)	$59.8	$(2.7)
Orbital slots	9	10.8	(1.8)	15.8	(0.8)
Trade names	19	13.2	(0.8)	13.2	(0.2)
Customer relationships	14	20.0	(1.7)	20.0	(0.3)
Customer contracts	8	33.0	(8.3)	32.0	(2.1)
Other intangibles	3	2.7	(0.8)	2.7	(0.1)

Total		$138.7	$(26.9)	$143.5	$(6.2)

The allocation of our reorganization equity value to individual intangible assets was adjusted in 2006, as additional information became available, during the completion of the fair valuation process.

Total amortization for intangible assets of $21.1 million for 2006 and $6.2 million for the period October 2, 2005 to December 31, 2005 primarily reflects the net amortization of the fair value adjustments recorded in connection with our adoption of fresh start accounting (see Note 4). Total amortization expense was $2.6 million for

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the period January 1, 2005 to October 1, 2005 and $3.3 million for the year ended December 31, 2004. Annual amortization expense for intangible assets for the five years ended December 31, 2011 is estimated to be as follows (in millions):

2007	$19.8
2008	19.2
2009	18.2
2010	14.6
2011	7.0

11.	Liabilities Subject to Compromise — Predecessor Registrant

Liabilities subject to compromise included debt, accounts payable, accrued expenses and other liabilities that were discharged as part of our emergence from bankruptcy. Creditors received distributions consisting of cash, debt, preferred stock and common stock in settlement of their bankruptcy claims. The ratio of cash, debt, preferred stock and common stock that individual creditors received depended upon the priority of the claim allowed for each creditor. We recorded a gain on the estimated settlement of these liabilities of $727.8 million (including interest expense and tax benefit) in the period January 1, 2005 to October 1, 2005 (see Note 4).

12.	Debt Obligations

Debt consists of (in thousands):

	December 31,
	2006	2005

Loral Skynet 14.0% senior secured notes due 2015 (principal amount $126 million)	$128,084	$128,191

Successor Registrant

Loral Skynet Notes

On November 21, 2005, pursuant to the Plan of Reorganization, Loral Skynet issued $126 million of 14% Senior Secured Notes due 2015 (the “Loral Skynet Notes”) which notes are guaranteed on a senior secured basis by our subsidiary Loral Asia Pacific Satellite (HK) Limited and all of Loral Skynet’s existing domestic, wholly-owned subsidiaries, and will be guaranteed on the same basis by all future domestic wholly-owned, and subject to obtaining all required consents, majority-owned, subsidiaries of Loral Skynet (collectively, the “Subsidiary Guarantees”). The Loral Skynet Notes and the Subsidiary Guarantees are secured by all the assets of the obligors, subject to certain exclusions. The indenture covering the Loral Skynet Notes (the “Indenture”) permits Loral Skynet to obtain additional borrowings on both an unsecured and secured basis, in certain cases utilizing the same assets that secure the Loral Skynet Notes and the Subsidiary Guarantees.

The Loral Skynet Notes have a scheduled maturity date in 2015, subject, in certain instances, to earlier repayment in whole or in part. Prior to November 22, 2009, we may redeem the notes at a redemption price of 110% plus accrued and unpaid interest, unless we receive an objection notice from holders of two-thirds of the principal amount of the notes. After this period, the notes are redeemable at our option at a redemption price of 110%, declining over time to 100% in 2014, plus accrued and unpaid interest. The Loral Skynet Notes bear interest at a rate of 14% per annum payable in cash semi-annually, provided that, if the amount of any interest payment would exceed certain thresholds calculated as specified in the Indenture, or under other circumstances at the determination of the Board of Directors of Loral Skynet unless two thirds of the holders of principal amount of the Loral Skynet Notes duly object, interest will be paid in kind by the issuance of additional Loral Skynet Notes. The proceeds from the Loral Skynet Notes have been used by Loral Skynet to finance, in part, the consummation of the Plan of Reorganization and the payment of the fees and expenses relating thereto. The Indenture also contains restrictive

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

covenants that limit Loral Skynet’s and its subsidiaries’ ability to take certain actions, including certain restricted payments, incurrence of debt, incurrence of liens, payment of certain dividends or distributions, issuance or sale of capital stock of subsidiaries, sale of assets, affiliate transactions and sale/leaseback and merger transactions.

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

On July 17, 2006, Loral Skynet paid $11.5 million in cash of accrued interest on the 14% Senior Secured Notes. At December 31, 2006, accrued interest on the 14% senior secured notes was $8.2 million and is included in accrued interest and preferred dividends on our consolidated balance sheet. Interest expense related to the notes was $17.8 million and $3.4 million for the year ended December 31, 2006 and the period October 2, 2005 to December 31, 2005, respectively.

SS/L Letter of Credit Facility

On November 21, 2005, SS/L entered into a $20 million amended and restated letter of credit agreement with JPMorgan Chase Bank extending the maturity date of the facility to December 31, 2006. On October 31, 2006, SS/L entered into an amendment to this amended and restated letter of credit agreement further extending the maturity of the facility to December 31, 2007 and reducing the facility availability to $15 million. Letters of credit are available until the earlier of the stated maturity of the letter of credit, the termination of the facility or December 31, 2007. Outstanding letters of credit are fully cash collateralized. As of December 31, 2006, $3.2 million of letters of credit under this facility were issued and outstanding.

Predecessor Registrant (see Note 11)

As a result of our voluntary petitions for reorganization, all of Old Loral’s prepetition debt obligations were accelerated. These debt obligations have been discharged pursuant to the Plan of Reorganization (see Note 2).

On March 17, 2004, we repaid all $967 million of our outstanding secured bank debt (see Notes 2 and 5). As of December 31, 2004, the principal amounts of our prepetition debt obligations were $1.049 billion.

Subsequent to our voluntary petitions for reorganization on July 15, 2003, we only recognized and paid interest on our bank debt through March 18, 2004 and stopped recognizing and paying interest on all other outstanding debt obligations. While we were in Chapter 11, we only recognized interest expense to the extent paid. For the period ended October 1, 2005 and the year ended December 31, 2004, we did not recognize $32.6 million, and $43.5 million, respectively, of interest expense on our senior notes (excluding our 10% senior notes) and $46.0 million and $61.3 million, respectively, of a reduction to accrued interest on our 10% senior notes, as a result of the suspension of interest payments on our debt obligations.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Reorganization Expenses Due to Bankruptcy

Reorganization expenses due to bankruptcy for the period ended October 1, 2005 and year ended December 31, 2004 were as follows (in thousands):

	For the Period
	January 1,
	2005 to	Year Ended
	October 1,	December 31,
	2005	2004

Professional fees	$32,240	$20,898
Employee retention costs	(917)	10,035
Severance costs	972	4,641
Facility closing costs	—	1,963
Lease rejection claims (gains)	(265)	220
Vendor settlement losses (gains)	289	(5,561)
Restructuring costs	1,503	—
Interest income	(2,586)	(1,740)

Total reorganization expenses due to bankruptcy	$31,236	$30,456

14.	Income Taxes

The (provision) benefit for income taxes on the income (loss) from continuing operations before income taxes, equity (losses) income in affiliates and minority interest consists of the following (in thousands):

	Successor Registrant		Predecessor Registrant
		For the Period	For the Period
		October 2,	January 1,
	Year Ended	2005 to	2005 to	Year Ended
	December 31,	December 31,	October 1,	December 31,
	2006	2005	2005	2004
Current:
U.S. Federal	$(4,018)	$(532)	$(1,235)	$—
State and local	(2,467)	(429)	(2,339)	(335)
Foreign	(5,290)	(791)	(1,659)	(796)

Total	(11,775)	(1,752)	(5,233)	(1,131)

Deferred:
U.S. Federal	(7,342)	325	(259,373)	59,635
State and local	(1,763)	97	(45,737)	12,891
Foreign	—	—	—	(3,650)
Valuation allowance	—	(422)	321,244	(81,029)

Total	(9,105)	—	16,134	(12,153)

Total income tax (provision) benefit	$(20,880)	$(1,752)	$10,901	$(13,284)

For the year ended December 31, 2006, we continued to maintain the 100% valuation allowance that had been established at December 31, 2002 against our net deferred tax assets, with the exception of our $3.3 million deferred tax asset relating to AMT credit carryforwards. Prior to emergence from bankruptcy, Old Loral had received no cumulative benefit as a result of having being established in Bermuda because of substantial losses incurred by the

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bermuda entities. The provision for foreign income taxes related primarily to Brazil taxes imposed on the income from Estrela do Sul-1.

For 2006, the deferred income tax provision of $9.1 million related to (i) a provision of $10.4 million on current year income to the extent the taxes imposed on such income were reduced by deferred tax benefits from Old Loral and the utilization of such deferred tax benefits created an excess valuation allowance that was reversed as a reduction to goodwill (ii) offset by a benefit of $1.3 for the increase to our deferred tax asset for additional federal and state AMT credits.

In connection with our emergence from bankruptcy, Old Loral realized cancellation of debt income (“COD”) on its federal income tax return of approximately $440 million. COD realized while in bankruptcy is excluded from federal taxable income. We were required to reduce certain of our tax attributes, and to the extent sufficient attributes were not available on a separate company basis, reduce the tax basis in our assets, by an amount equal to the COD excluded by Old Loral from its taxable income. For the period ended October 1, 2005, this adjustment resulted in a reduction of approximately $160 million to our deferred tax assets and the related valuation allowance. Also, as part of our fresh-start accounting and plan of reorganization adjustments, we recognized a net income tax benefit of $15.4 million, which includes a net deferred tax benefit of $16.5 million (See Note 4).

For 2004, the deferred income tax provision of $12.1 million related to an additional valuation allowance which was required when we reversed the following deferred tax liabilities from accumulated other comprehensive loss: (i) With the dissolution of Globalstar on June 29, 2004, we wrote-off the remaining book value of our investment in Globalstar’s $500 million credit facility and reduced to zero the unrealized gains and related deferred tax liabilities previously reflected in accumulated other comprehensive loss. The reversal of this deferred tax liability resulted in a net deferred tax asset of $11.4 million against which we recorded a full valuation allowance. (ii) We also reduced the balance for certain deferred gains on derivative transactions and the related deferred tax liability included in accumulated other comprehensive loss. The reversal of this deferred tax liability also resulted in a net deferred tax asset of $0.7 million against which we recorded a full valuation allowance (see Note 6).

The (provision) benefit for income taxes presented above excludes the following items: (i) a deferred tax provision of $6.4 million for 2006 related to the unrealized gain on available-for-sale securities recorded in accumulated other comprehensive income; (ii) a deferred tax provision of $19.6 million for 2006 related to the initial adoption of SFAS 158 recorded in accumulated other comprehensive income; (iii) a current benefit of $2.6 million and a current provision of $4.3 million for the period ended October 1, 2005 and for the year ended December 31, 2004, respectively, related to the previously deferred gain on sale of discontinued operations recorded in discontinued operations.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The (provision) benefit for income taxes on the income (loss) from continuing operations before income taxes, equity (losses) income in affiliates and minority interest differs from the amount computed by applying the statutory U.S. Federal income tax rate because of the effect of the following items (in thousands):

	Successor Registrant		Predecessor Registrant
		For the Period	For the Period
		October 2,	January 1,
	Year Ended	2005 to	2005 to	Year Ended
	December 31,	December 31,	October 1,	December 31,
	2006	2005	2005	2004
Tax (provision) benefit at U.S. Statutory Rate of 35%	$(10,541)	$1,888	$(357,928)	$72,748
Permanent adjustments which change statutory amounts:
State and local income taxes, net of federal income tax	(2,749)	(216)	(31,249)	8,161
Additional tax imposed on foreign source income	(3,438)	(847)	(6,308)	(4,575)
Reorganization expenses due to bankruptcy	—	(94)	(9,944)	(7,080)
Plan of Reorganization and Fresh-Start valuation adjustments	—	—	94,206	—
Nondeductible expenses	(3,073)	(1,410)	(1,122)	(1,548)
Change in valuation allowance	—	(422)	321,244	(81,029)
Other, net	(1,079)	(651)	2,002	39

Total income tax (provision) benefit	$(20,880)	$(1,752)	$10,901	$(13,284)

The reorganization of the Company on the Effective Date constituted an ownership change under section 382 of the Internal Revenue Code. Accordingly, use of our tax attributes, such as net operating losses (“NOLs”) and tax credits generated prior to the ownership change, are subject to an annual limitation of approximately $32 million, subject to increase or decrease based on certain factors. For example, we anticipate a significant increase to our annual limitation during the five-year period through 2010 for the additional benefit from the recognition of our “net unrealized built-in-gains,” i.e., the excess of fair market value over tax basis for our assets as of the Effective Date.

At December 31, 2006, we have unused NOL carryforwards of approximately $1.0 billion, which represents approximately $362.8 million of deferred tax assets, and general business tax credit carryforwards of approximately $10.1 million, which expire from 2022 through 2024 (before reduction for valuation allowance), as well as AMT credit carryforwards of approximately $3.3 million that may be carried forward indefinitely.

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

As of December 31, 2006, we had valuation allowances totaling $304.9 million, which included a balance of $304.5 million relating to Old Loral periods preceding our adoption of fresh-start accounting on October 1, 2005. We will continue to maintain the valuation allowance until sufficient positive evidence exists to support full or partial reversal. If, in the future, we were to determine that we will be able to realize all or a part of the benefit from our deferred tax assets, a reduction to the balance of this valuation allowance at October 1, 2005 will be accounted for first as a reduction in goodwill, then intangible assets, and if these accounts are exhausted, further reductions to

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the valuation allowance will be recorded as an increase to paid-in-capital during the period such determination is made.

During 2006, our valuation allowance decreased by $32.4 million. The net change consisted primarily of a decrease of $36.4 million relating to an excess valuation allowance that was reversed as a reduction to goodwill and an increase of $4.0 million to provide an additional valuation allowance against Old Loral deferred tax assets recorded to goodwill.

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

The significant components of the net deferred income tax asset (liability) are (in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Postretirement benefits other than pensions	$33,641	$30,912
Inventoried costs	37,836	36,114
Net operating loss and tax credit carryforwards	376,202	421,271
Compensation and benefits	9,236	7,662
Deferred research & development costs	20,734	—
Income recognition on long-term contracts	19,787	—
Other, net	5,980	2,519
Pension costs	33,451	60,374

Total deferred tax assets before valuation allowance	536,867	558,852
Less valuation allowance	(304,884)	(337,346)

Net deferred tax asset	$231,983	$221,506

Deferred tax liabilities:
Property, plant and equipment	$144,794	$148,905
Intangible assets	47,869	43,528
Investments in and advances to affiliates	50,914	21,807
Income recognition on long-term contracts	—	20,145

Total deferred tax liability	$243,577	$234,385

Net deferred tax liability	$(11,594)	$(12,879)

At December 31, 2006 the Company had $17,557,000 of net current deferred tax assets included in other current assets and $29,151,000 of net non-current deferred tax liabilities included in long-term liabilities. At

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2005 the Company had $7,889,000 of net current deferred tax assets included in other current assets and $20,768,000 of net non-current deferred tax liabilities included in long-term liabilities.

15.	Shareholders’ Equity and Minority Interest

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

In connection with a stipulation entered into with certain directors and officers of Old Loral and a stipulation entered into with the plaintiffs in a purported class action lawsuit brought by participants in the 401(k) Savings Plan of Old Loral, certain claims aggregating $77 million may result in the distribution of our common stock in addition to the 20 million shares being distributed under the Plan of Reorganization (see Note 19).

Loral Skynet Preferred Stock

On November 21, 2005, Loral Skynet Corporation issued 1.0 million of its 2.0 million authorized shares of series A 12% non-convertible preferred stock, $0.01 par value per share (the “Loral Skynet Preferred Stock”), which were distributed in accordance with the Plan of Reorganization. The issued shares were distributed to holders of allowed claims in Orion Class 4, as such term is used in the Plan of Reorganization. Dividends on the Loral Skynet Preferred Stock (if not paid or accrued as permitted under certain circumstances) will be payable in kind (in additional shares of Loral Skynet Preferred Stock) if the amount of any dividend payment would exceed certain thresholds. All of the shares of Loral Skynet Preferred Stock were issued pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 1145 of the United States Bankruptcy Code.

Loral Skynet may, at its option, redeem any or all issued and outstanding shares of the Loral Skynet Preferred Stock by paying, in cash, a redemption price for each share of Loral Skynet Preferred Stock equal to the sum of (i) the liquidation preference and (ii) an amount equal to any unpaid accumulated dividends not reflected in the liquidation preference.

The Loral Skynet Preferred Stock is reflected as minority interest on our consolidated balance sheet and dividend expense of $24.8 million and $2.7 million for the year ended December 31, 2006 and the period October 2, 2005 to December 31, 2005, respectively, are reflected as minority interest on our consolidated statement of operations. At December 31, 2006, 1,071,281 shares of Loral Skynet Preferred Stock were issued and outstanding, with a liquidation preference of $214.3 million plus accrued but unpaid dividends of $11.9 million.

Preferred Stock Offering

On February 27, 2007, Loral completed the sale to affiliates of MHR Fund Management LLC (“MHR”) of $300 million of 7.5% convertible perpetual preferred stock pursuant to an Amended and Restated Securities Purchase Agreement with MHR, which was originally executed on October 17, 2006, and which was amended and restated on February 27, 2007 (as so amended and restated, the “Securities Purchase Agreement”) (see Note 23).

Stock Plans

On November 21, 2005, the New Loral 2005 stock incentive plan (the “Stock Incentive Plan”) became effective pursuant to the Plan of Reorganization. The Stock Incentive Plan allows for the grant of several forms of

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards (collectively, the “Awards”). The total number of shares of Common Stock reserved and available for issuance under the Stock Incentive Plan is 1,390,452 shares. In addition, shares of Common Stock that are issuable under awards that expire, are forfeited or canceled, or withheld in payment of the exercise price or taxes relating to an Award, will again be available for Awards under the Stock Incentive Plan. Options granted in 2006 and 2005 have an exercise price equal to the fair market value of our stock, as defined, vest over a four year period and have a seven year life. The Awards provide for accelerated vesting if there is a change in control, as defined in the Stock Incentive Plan.

The fair value of the Awards is estimated on the date of grant using the Black-Scholes-Merton model as described in Note 3.

A summary of the status of stock options awarded under the Stock Incentive Plan as of December 31, 2006 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(in millions)

Outstanding at October 2, 2005	—	—	—
Granted (weighted average grant date fair value $6.82 per share)	746,952	$28.44	7 years
Exercised	—
Forfeited	—

Outstanding at December 31, 2005	746,952	$28.44	7 years
Granted (weighted average grant date fair value $7.66 per share)	643,500	$28.44
Exercised	—
Forfeited	(80,000)	$28.44

Outstanding at December 31, 2006	1,310,452	$28.44	5.8 years	$16.1

Exercisable at December 31, 2006	353,863	$28.44	5.4 years	$4.3

Options totaling 1,390,452 shares were issued on December 21, 2005. However, because communications to certain employees with options totaling 643,500 were made on January 9, 2006, recognition of the grant of these options had been delayed to such date.

The compensation cost charged against income, net of estimated forfeitures, was $3.0 million in 2006 and $0.1 million for the period from October 2, 2005 to December 31, 2005. There was no tax benefit recognized in our statement of operations for this compensation cost. As of December 31, 2006, there was $6.8 million of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over the next three years.

As of December 31, 2006, there were 80,000 shares of common stock available for future grant under the Stock Incentive Plan. In addition, subject to stockholder approval at an annual or special meeting of our stockholders, we have adopted amendments to our 2005 Stock Incentive Plan to increase by 1,165,000 the number of shares available for grant thereunder. These amendments cover the following grants which are all subject to stockholder approval of the plan amendments; (v) the grant in March 2006 of options to purchase 825,000 shares to our Chief Executive Officer in connection with his entering into an employment agreement with us (the “CEO March 2006 Option Grant”), (w) the grant in June 2006 of options to purchase 20,000 shares to our Chief Financial Officer in connection with his entering into an amendment to his employment agreement (x) the grant in June 2006 of options to purchase

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

120,000 shares to a director in connection with his entering into a consulting agreement (y) grants of approximately 175,000 shares of restricted stock to employees of SS/L to be issued upon stockholder approval of the plan amendments and (z) approximately 25,000 shares available for future grant. Moreover, we intend to further amend our stock option plan in the future to provide for additional increases in the number of shares available for grant thereunder, including, among others, an increase to cover an option grant which we have agreed, provided he has earned his target bonus for 2006 and 2007, to grant to our CEO in 2008 with a Black-Scholes value equal to one-half of the value of the CEO March 2006 Option Grant, an increase to cover the component of annual fees to our directors that consists of restricted stock awards (2,000 shares annually for each director and 5,000 shares annually for the non-executive chairman) and an increase to cover a target annual option grant to our CFO having a Black-Scholes value equal to his base salary then in effect multiplied by 1.4.

Predecessor Registrant

Common Stock and Old Loral Stock Plans

All shares of Old Loral common stock were cancelled upon our emergence pursuant to the terms of the Plan of Reorganization. Options to purchase 2,002,870 shares of Old Loral Common Stock, with a weighted average exercise price of $47.86, were forfeited on November 21, 2005 in accordance with the Plan of Reorganization.

16.	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based upon the weighted average number of shares of common stock outstanding. For the year ended December 31, 2006, for the periods from October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005 and for the year ended December 31, 2004, the effect of approximately 1.3 million, 0.7 million, 2.0 million, and 2.0 million stock options outstanding, which would be calculated using the treasury stock method, were excluded from the calculation of diluted loss per share, as the effect would have been antidilutive. See Note 23.

The following table sets forth the computation of basic and diluted loss per share:

	Successor Registrant		Predecessor Registrant
		For the Period	For the Period
		October 2,	January 1,
		2005 to	2005 to
	December 31,	December 31,	October 1,	December 31,
	2006	2005	2005	2004
	(in thousands, except per share data)

Numerator for basic and diluted loss per share:
(Loss) income from continuing operations	$(22,720)	$(15,261)	$1,030,882	$(174,347)
(Loss) income from discontinued operations	—	—	—	(2,348)
Gain on sale of discontinued operations, net of taxes	—	—	13,967	—

Net (loss) income applicable to common stockholders	(22,720)	(15,261)	1,044,849	(176,695)
Denominator:
Weighted average common shares outstanding	20,000	20,000	44,108	44,108

Basic and diluted (loss) earnings per share:
Continuing operations	$(1.14)	$(0.76)	$23.37	$(3.96)
Discontinued operations	—	—	0.32	(0.05)

(Loss) earnings per share	$(1.14)	$(0.76)	$23.69	$(4.01)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Pensions and Other Employee Benefits

Pensions

We maintain a pension plan and a supplemental retirement plan. These plans are defined benefit pension plans and members in certain locations may contribute to the pension plan in order to receive enhanced benefits. Eligibility for participation in these plans varies and benefits are based on members’ compensation and/or years of service. Our funding policy is to fund the pension plan in accordance with the Internal Revenue Code and regulations thereon and to fund the supplemental retirement plan on a discretionary basis. Plan assets are generally invested in equity investments and fixed income investments. Pension Plan assets are managed by Russell Investment Corp. (“Russell”), which allocates the assets into specified Russell-designed funds as we direct.

Effective July 1, 2006, we amended our pension plan to standardize the future benefits earned at all company locations. These amendments did not change any benefits earned through June 30, 2006. As a result of the amendments, all locations now have a career average plan that requires a contribution in order to receive the highest level of benefits. All current participants now earn future benefits under the same formula and have the same early retirement provisions. The amendments did not apply to certain employees under a bargaining unit arrangement. Additionally, employees hired after June 30, 2006, do not participate in the defined benefit pension plan, but participate in our defined contribution savings plan with an enhanced benefit. As a result of these amendments, our ongoing pension expense has been reduced commencing July 1, 2006, and it is expected that our cash funding requirement will be less than previously anticipated commencing in 2007.

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

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for 2006 and 2005, and a statement of the funded status as of December 31, 2006 and 2005, respectively. We use a December 31 measurement date for the pension plans and other post retirement benefit plans. The plans’ benefit obligations and recorded liabilities were revalued as of October 1, 2005, in connection with our adoption of fresh-start accounting.

	Pension Benefits		Other Benefits
	December 31		December 31
	2006	2005	2006	2005
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Reconciliation of benefit obligation
Obligation at beginning of period	$406,906	$395,098	$81,176	$82,029
Service cost	10,926	10,683	1,482	935
Interest cost	21,835	23,361	4,834	4,564
Participant contributions	1,051	933	1,569	1,751
Amendments	(35,849)	—	(2,154)	—
Actuarial (gain) loss	(12,423)	(3,246)	3,519	(2,765)
Benefit payments	(20,563)	(19,923)	(4,774)	(5,338)

Obligation at December 31,	$371,883	$406,906	$85,652	$81,176

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Other Benefits
	December 31		December 31
	2006	2005	2006	2005
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of period	$247,728	$230,685	$1,028	$1,154
Actual return on plan assets	27,762	15,305	38	21
Employer contributions	27,460	20,022	3,005	3,440
Participant contributions	1,051	933	1,569	1,751
Benefit payments	(19,726)	(19,217)	(4,774)	(5,338)

Fair value of plan assets at December 31,	$284,275	$247,728	$866	$1,028

Funded status
Unfunded status at end of period	$(87,608)	$(159,178)	$(84,786)	$(80,148)
Unrecognized loss (gain)	—	1,922	—	(544)

Net amount recognized	$(87,608)	$(157,256)	$(84,786)	$(80,692)

The benefit obligations for pensions and other employee benefits exceeded the fair value of plan assets by $172.4 million at December 31, 2006 (the “unfunded benefit obligations”). In connection with our adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans, (“SFAS 158”), we are required to recognize the funded status of a benefit plan on our balance sheet. As a result, we reduced our recorded liability for pensions by $50.5 million, with a corresponding credit to accumulated other comprehensive income, and increased our recorded liability for other benefits by $1.0 million, with a corresponding charge to other comprehensive income, to adjust to our actual unfunded benefit obligations. The unfunded benefit obligations were measured using a discount rate of 6% as of December 31, 2006. Lowering the discount rate by 0.5% would have increased the unfunded benefit obligations by approximately $26.6 million. Market conditions and interest rates will significantly affect future assets and liabilities of Loral’s pension and other employee benefits plans.

The amounts recognized in accumulated other comprehensive income as of December 31, 2006 consist of (in thousands):

	Pension Benefits	Other Benefits

Actuarial gain (loss)	$16,033	$(2,893)
Amendments-prior service credit	34,450	1,915

	$50,483	$(978)

Amounts recognized in the balance sheet consist of (in thousands):

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2006	2005	2006	2005

Current liabilities	$797	$—	$3,610	$—
Long-term liabilities	86,811	157,256	81,176	80,692

	$87,608	$157,256	$84,786	$80,692

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The incremental effect of applying SFAS 158 on individual line items on the balance sheet as of December 31, 2006 is as follows (in thousands):

	Before Application		After Application
	of SFAS 158	Adjustments	of SFAS 158

Goodwill	$325,245	$(19,554)	$305,691
Total Assets	1,749,465	(19,554)	1,729,911
Other current liabilities	38,421	4,407	42,828
Total current liabilities	415,147	4,407	419,554
Pension and other postretirement liabilities	221,899	(53,912)	167,987
Total liabilities	918,158	(49,505)	868,653
Accumulated other comprehensive income	10,124	29,951	40,075
Total shareholders’ equity	617,051	$29,951	647,002

The estimated actuarial gain and prior service credit for the pension benefits that will be amortized from accumulated other comprehensive income as a credit into net periodic cost over the next fiscal year are $0 and $2.8 million, respectively. The estimated actuarial loss and prior service credit for other benefits that will be amortized from accumulated other comprehensive income as a credit into net cost over the next fiscal year is $0.1 million and $0.2 million, respectively.

The accumulated pension benefit obligation was $366.2 million and $367.7 million at December 31, 2006 and 2005, respectively.

In September 2006, Loral made the minimum required contribution of $2.3 million to the pension plan and made an additional voluntary contribution to the pension plan of $25.2 million. The additional voluntary contribution was made to improve the funded status of the pension plan and to reduce future expected contributions. During 2007, based on current estimates, we expect to make no contributions to the qualified pension plan and expect to fund approximately $5 million for other employee post-retirement benefit plans

The following table provides the components of net periodic cost for the plans for the year ended December 31, 2006, for the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005 and for the year ended December 31, 2004 respectively (in thousands):

	Pension Benefits				Other Benefits
	Successor Registrant		Predecessor Registrant		Successor Registrant		Predecessor Registrant
		For the Period	For the Period			For the Period	For the Period
		October 2,	January 1,			October 2,	January 1,
		2005 to	2005 to			2005 to	2005 to
	December 31,	December 31,	October 1,	December 31,	December 31,	December 31,	October 1,	December 31,
	2006	2005	2005	2004	2006	2005	2005	2004
Service cost	$10,926	$2,896	$7,787	$9,694	$1,482	$255	$680	$1,212
Interest cost	21,835	5,760	17,601	22,740	4,834	1,157	3,407	5,178
Expected return on plan assets	(22,229)	(5,545)	(15,343)	(19,415)	(52)	(23)	(78)	(74)
Amortization of prior service cost	(1,399)	—	(27)	(36)	(239)	—	(1,443)	(1,931)
Amortization of net loss	—	—	4,976	5,294	127	—	1,843	2,911

Net periodic cost	$9,133	$3,111	$14,994	$18,277	$6,152	$1,389	$4,409	$7,296

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The principal actuarial assumptions were:

Assumptions used to determine net periodic cost:

	Successor Registrant		Predecessor Registrant
		For the Period	For the Period
		October 2,	January 1,
		2005 to	2005 to
	December 31,	December 31,	October 1,	December 31,
	2006	2005	2005	2004
Discount rate	5.75%	5.75%	6.00%	6.25%
Expected return on plan assets	9.00%	9.00%	9.00%	9.00%
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%

Assumptions used to determine the benefit obligation:

			Predecessor
			Registrant
	Successor	Successor	For the Period
	Registrant	Registrant	Ended
	December 31,	December 31,	October 1,
	2006	2005	2005
Discount rate	6.00%	5.75%	5.75%
Rate of compensation increase	4.25%	4.25%	4.25%

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the projected benefit obligation for the plans, the asset mix of the plans and the fact that the plan assets are actively managed to mitigate risk. Allowable investment types include equity investments and fixed income investments. Pension plan assets are managed by Russell, which allocates the assets into specified Russell designed funds as per our directed asset allocation. Each specified Russell fund is then managed by investment managers chosen by Russell. The targeted long-term allocation of our pension plan assets is 60% in equity investments and 40% in fixed income investments. Based on this target allocation, the twenty-year historical return of our investment managers has been 10.1%. The expected long-term rate of return on plan assets determined on this basis was 9.0% for the year ended December 31, 2006, the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005, and the year ended December 31, 2004. For 2007, we will use an expected long-term rate of return of 8.5%.

Our pension and other employee benefits plan asset allocations by asset category as of December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005

Equity investments	55%	56%
Fixed income investments	45%	44%

	100%	100%

Actuarial assumptions to determine the benefit obligation for other benefits as of December 31, 2006, used a health care cost trend rate of 10.25% decreasing gradually to 4.5% by 2014. Actuarial assumptions to determine the benefit obligation for other benefits as of December 31, 2005, used a health care cost trend rate of 9.0% decreasing gradually to 5.0% by 2009. Assumed health care cost trend rates have a significant effect on the amounts reported

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the health care plans. A 1% change in assumed health care cost trend rates for 2006 would have the following effects (in thousands):

	1% Increase	1% Decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$588	$(480)
Effect on the health care component of the accumulated postretirement benefit obligation	$7,246	$(6,049)

The following benefit payments, which reflect future services, as appropriate, are expected to be paid (in thousands):

		Other Benefits
		Gross	Medicare
	Pension	Benefit	Subsidy
	Benefits	Payments	Receipts

2007	$21,944	$4,922	$311
2008	22,700	5,213	349
2009	23,239	5,459	394
2010	23,727	5,752	432
2011	24,502	6,124	470
2012 to 2016	131,161	33,727	2,926

Assets designated to fund the obligations of our supplementary retirement plan are held in a trust. Such assets amounting to $6.4 million and $6.6 million as of December 31, 2006 and 2005, respectively, are not available for general corporate use; however, these assets would be available to general creditors in the event of bankruptcy and, therefore, do not qualify as plan assets. Accordingly, we have classified these assets as other assets in the accompanying consolidated balance sheets.

Employee Savings Plan

We have an employee savings plan, which provides that we match the contributions of participating employees up to a designated level. Under this plan, the matching contributions in our common stock or cash were $5.5 million, $1.0 million, $3.3 million, and $4.7 million for the year ended December 31, 2006, for the periods from October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005, and the year ended December 31, 2004, respectively. All matching contributions since July 4, 2003, have been in cash. Employees participating in the savings plan are able to redirect our matching contributions to any available fund. In addition, employees are able to direct their individual contributions to any available fund.

18.	Financial Instruments and Foreign Currency

Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of short-term investments, investments in available-for-sale securities and supplemental retirement plan assets is based on market quotations. The fair value of our long-term debt obligations is based on a market value provided by an outside financial institution.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair values of our financial instruments are as follows (in thousands):

	December 31,
	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$186,542	$186,542	$275,796	$275,796
Investments in available-for-sale securities	16,260	16,260	—	—
Supplemental retirement plan assets	6,418	6,418	6,637	6,637
Long-term debt	128,084	143,640	128,191	153,405

The fair value of the investments in available-for-sale securities of Globalstar L.P. includes an unrealized gain of $16.3 million as of December 31, 2006 (see Note 9).

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

When we filed for Chapter 11, SS/L’s hedges with counterparties (primarily yen denominated forward contracts) were cancelled, leaving SS/L vulnerable to foreign currency fluctuations in the future. As of December 31, 2006, SS/L had the following amounts denominated in Japanese Yen and EUROs (which have been translated into U.S. dollars based on the December 31, 2006 exchange rates) that were unhedged (in millions):

	Foreign Currency		U.S. $

Future revenues — Japanese Yen		¥72	$0.6
Future expenditures — Japanese Yen		¥3,011	$25.3
Future expenditures — EUROs	E	5.2	$6.9

Derivatives

As described in Note 19, on December 16, 2006, a joint venture company formed by Loral and PSP entered into a Share Purchase Agreement with BCE Inc. and Telesat Canada for the acquisition of all the shares of Telesat Canada and certain other assets for CAD 3.25 billion. As part of the transaction, the acquisition company received financing commitments from a syndicate of banks for $2.179 billion of Senior Secured Credit Facilities and $910 million of a Senior Unsecured Bridge Facility. The purchase price of Telesat Canada is in Canadian Dollars, while most of the debt financing is in U.S. dollars. Accordingly, Loral and PSP have entered into financial commitments to lock in exchange rates to convert some of the U.S. dollar denominated debt proceeds to Canadian dollars. As such, Loral entered into several transactions through its Loral Skynet subsidiary, whereby Loral Skynet guaranteed certain exposures should the Telesat acquisition not close and the transactions are unwound.

In December 2006, Loral Skynet entered into a currency basis swap with a single bank counterparty converting $1.054 billion of U.S. debt into CAD 1.224 billion of Canadian debt for a seven year period beginning December 17, 2007. This debt amortizes 1% per year with a final maturity of December 17, 2014. No cash payment was made by Loral to the counterparty for entering into this transaction. This agreement can be closed at any point prior to December 17, 2007 by simply moving all the terms forward to the closing date of the Telesat acquisition without affecting terms. This agreement is assignable to the Canadian borrowing company upon closing of the credit transaction. Loral Skynet’s liability under this agreement shall not exceed $10 million for the early termination of

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this agreement resulting from an event of default or termination event. At December 31, 2006, Loral recorded a $2.4 million charge to other income reflecting a mark-to-market valuation for the swap.

In December 2006, Loral Skynet entered into forward foreign currency contracts with a single bank counterparty selling $497.4 million for CAD 570.1 million with a settlement date of December 17, 2007. No cash payment was made by Loral to the single bank counterparty for entering into these transactions. These agreements can be rolled forward to the closing date of the Telesat acquisition with an adjustment in the exchange rate. These agreements are assignable to the Canadian borrowing company upon closing of the credit transaction. Loral Skynet’s liability under these agreements shall not exceed $72.5 million for the early termination of these agreements resulting from an event of default or termination event. At December 31, Loral recorded a $3.3 million charge to other income reflecting a mark-to-market valuation for the forward contracts.

Subsequent to December 31, 2006, Loral Skynet entered into additional forward foreign currency contracts with a single bank counterparty selling $200 million for CAD 232.8 million with a settlement date of December 17, 2007. The terms of these transactions are similar to the terms of the December transactions. Loral Skynet’s liability under these agreements shall not exceed $35 million for the early termination of these agreements resulting from an event of default or termination event.

19.	Commitments and Contingencies

Financial Matters

We had outstanding letters of credit of approximately $3.2 million as of December 31, 2006.

Due to the long lead times required to produce purchased parts, we have entered into various purchase commitments with suppliers. These commitments aggregated approximately $677.8 million as of December 31, 2006 and primarily relate to Satellite Manufacturing backlog.

We are obligated to pay $3.4 million over the next two years to the U.S. Department of State pursuant to a consent agreement entered into by Old Loral and SS/L.

SS/L has deferred revenue and accrued liabilities for performance warranty obligations relating to satellites sold to customers, which could be affected by future performance of the satellites. These reserves for expected costs for warranty reimbursement and support are based on historical failure rates. However, in the event of a catastrophic failure of a satellite, which cannot be predicted, these reserves likely will not be sufficient. SS/L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the year ended December 31, 2006, for the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005, and for the year ended December 31, 2004, is as follows (in millions):

Balance of deferred amounts at January 1, 2004	$17.5
Accruals for deferred amounts issued during the period	2.9
Accruals relating to pre-existing contracts (including changes in estimates)	6.8

Balance of deferred amounts at December 31, 2004	27.2
Accruals for deferred amounts issued during the period	1.3
Accruals relating to pre-existing contracts (including changes in estimates)	10.5

Balance of deferred amounts at October 1, 2005	39.0
Accruals for deferred amounts issued during the period	—
Accruals relating to pre-existing contracts (including changes in estimates)	2.7

Balance of deferred amounts at December 31, 2005	41.7
Accruals for deferred amounts issued during the period	4.8
Accruals relating to pre-existing contracts (including changes in estimates)	7.4

Balance of deferred amounts at December 31, 2006	$53.9

Many of SS/L’s satellite contracts permit SS/L’s customers to pay a portion of the purchase price for the satellite over time subject to the continued performance of the satellite (“orbitals”), and certain of SS/L’s satellite contracts require SS/L to provide vendor financing to its customers, or a combination of these contractual terms. Some of these arrangements are provided to customers that are start-up companies or companies in the early stages of building their businesses. There can be no assurance that these companies or their businesses will be successful and, accordingly, that these customers will be able to fulfill their payment obligations under their contracts with SS/L. We believe that these provisions will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided. Moreover, SS/L’s receipt of orbital payments is subject to the continued performance of its satellites generally over the contractually stipulated life of the satellites. Since these orbital receivables could be affected by future satellite performance, there can be no assurance that SS/L will be able to collect all or a portion of these receivables.

On June 7, 2006, SS/L entered into a Customer Credit Agreement (the “Credit Agreement”) with Sirius Satellite Radio Inc. (“Sirius”), effective as of May 31, 2006. Under the Credit Agreement, SS/L has agreed, if requested, to make loans to Sirius in an aggregate principal amount of up to $100 million to finance the purchase of the Sirius FM-5 Satellite (the “Satellite”), including to reimburse Sirius for certain payments made by it under the satellite purchase agreement with SS/L dated May 31, 2006 (the “Purchase Agreement”). Any loans made under the Credit Agreement will be secured by Sirius’ rights under the Purchase Agreement, including its rights to the Satellite. The loans also will be guaranteed by Satellite CD Radio, a subsidiary of Sirius Inc., and, subject to certain exceptions, will be guaranteed by any future material subsidiary that may be formed by Sirius thereafter. The maturity date of any loans will be the earliest to occur of (i) April 6, 2009, (ii) 90 days after the Satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the Satellite. Loans made under the Credit Agreement generally bear interest at a variable rate equal to three-month LIBOR plus a margin. The Credit Agreement permits Sirius to prepay all or a portion of the loans outstanding without penalty. As of December 31, 2006, Sirius had made the required milestone payments to SS/L under the Purchase Agreement and, accordingly, no loans were outstanding under the Credit Agreement. As of December 31, 2006, Sirius was eligible to borrow $30 million under the Credit Agreement.

During 2006, the Company initiated steps to restructure its network services global operations, which is a component of the Satellite Services segment. The plan called for termination of certain operating leases and involuntary termination of certain employees and was completed in 2006. As of December 31, 2006, we incurred

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.3 million of costs associated with this plan, of which $0.9 million was for employee termination costs and the remainder related to the write off of inventory and fixed assets. We do not expect to incur additional costs associated with this plan.

Loral Skynet has in the past entered into prepaid leases, sales contracts and other arrangements relating to transponders on its satellites. Under the terms of these agreements, as of December 31, 2006, Loral Skynet continues to provide for a warranty for periods of two to eight years for sales contracts and other arrangements (seven transponders), and prepaid leases (two transponders). Depending on the contract, Loral Skynet may be required to replace transponders which do not meet operating specifications. Substantially all customers are entitled to a refund equal to the reimbursement value if there is no replacement, which is normally covered by insurance. In the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer. For other arrangements, in the event of transponder failure where replacement capacity is not available on the satellite, one customer is not entitled to reimbursement, and the other customer’s reimbursement value is based on contractually prescribed amounts that decline over time.

Telesat Transaction

On December 16, 2006, a joint venture company (“Acquireco”) formed by Loral and its Canadian partner, the Public Sector Pension Investment Board (“PSP”) entered into a definitive agreement with BCE Inc. to acquire 100% of the stock of Telesat Canada and certain other assets from BCE Inc. for CAD 3.25 billion (approximately $2.79 billion based on an exchange rate of $1.00/CAD 1.1652), which purchase price is not subject to adjustment for Telesat Canada’s performance during the pre-closing period. Under the terms of this purchase agreement, the economic value of Telesat Canada’s business is, subject to certain exceptions, being operated for Acquireco’s benefit beginning from December 16, 2006. Telesat Canada is the leading satellite services provider in Canada and earns its revenues principally through the provision of broadcast and business network services over seven in-orbit satellites. This transaction is subject to various closing conditions, including approvals of the relevant Canadian and U.S. government authorities, and is expected to close in mid-2007. Loral and PSP have agreed to guarantee 64% and 36%, respectively, of Acquireco’s obligations under the Telesat share purchase agreement, up to CAD 200 million.

At the time of, or following the Telesat acquisition, substantially all of Loral Skynet’s assets and related liabilities will be transferred to a subsidiary of Acquireco at an agreed upon enterprise valuation, subject to downward adjustment under certain circumstances (the “Skynet Transaction”). PSP has agreed to contribute approximately CAD 595.8 million in cash to Holdings, of which $150 million (or CAD 174.8 million based on an exchange rate of $1.00/CAD 1.1652) will be for the purchase of a fixed rate senior non-convertible mandatorily redeemable preferred stock.

We and PSP have arranged for the parent company of Acquireco (“Holdings”) to obtain $3.1 billion of committed debt financing from a group of financial institutions, of which up to approximately $2.8 billion is available to fund the purchase price of the Telesat acquisition, if the acquisition were to close simultaneously with the Skynet Transaction, and $2.4 billion in the event the Skynet Transaction is delayed. The remainder of the debt facilities would be available to fund New Telesat’s post-closing capital expenditures and other requirements, including in the case of a delayed Skynet Transaction, up to $386 million to fund a redemption of Loral Skynet’s preferred stock and senior notes upon closing of the Skynet Transaction.

At closing of the Telesat acquisition, assuming a simultaneous closing of the Skynet Transaction, we would hold equity interests in Holdings, the ultimate parent company of New Telesat, effectively representing 64% of the economic interests and 33 1/3% of the voting power, of New Telesat. PSP would in turn acquire the preferred stock described above, and equity interests effectively representing 36% of the economic interest, and together with two other Canadian investors, 66 2/3% of the voting power of New Telesat.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the Telesat acquisition and the Skynet Transaction were to occur at the same time, then on the closing date, Holdings will redeem the principal amount of Loral Skynet’s outstanding 14% senior notes (approximately $126 million as of December 31, 2006) and Loral will redeem Loral Skynet’s outstanding 12% preferred stock and accrued dividends thereon (approximately $226 million as of December 31, 2006), as well as pay all interest and redemption premium (approximately $21 million as of December 31, 2006) and any other amounts that may be due in respect of Loral Skynet’s senior notes.

If the Skynet Transaction does not close simultaneously with the Telesat acquisition, Loral would in place of funding the redemption of Loral Skynet’s preferred stock and accrued dividends and interest and redemption premium on Loral Skynet’s senior notes (approximately $247 million as of December 31, 2006), make a cash equity contribution to Holdings of CAD 270.9 million (approximately $233 million based on an exchange rate of $1.00/CAD 1.1652) to acquire redeemable shares of Holdings. Upon the later closing of the Skynet Transaction, Holdings will draw upon its credit facilities to redeem the principal amount of Loral Skynet’s senior notes and the redeemable shares issued to Loral. Loral will use the proceeds from Holdings to redeem Loral Skynet’s preferred stock and pay the interest, premium and any other amounts due under the Loral Skynet notes. Loral’s economic interest in Holdings would be proportionately reduced from 64% to approximately 38%, assuming an exchange rate of $1.00/CAD 1.1652, to reflect the fact that it has not contributed the Skynet assets into New Telesat, but would be reinstated to 64% upon the closing of the Skynet Transaction.

We would have a year from the closing of the Telesat acquisition to complete the Skynet Transaction. If we are unable to close the Skynet Transaction during that period, we would then be required, under the terms of our agreement with PSP, to contribute our rights to the Telstar 11N satellite as well as $175 million in cash (the “Alternative Contribution”) to New Telesat, in order to bring our economic interest in Holdings to 64%.

To the extent necessary, upon closing of the Telesat acquisition, the Skynet Transaction and/or the Alternative Contribution, as the case may be, there will be an appropriate cash true-up between us, PSP and New Telesat to reflect the amount of our relative contributions, after giving effect to among other things, the exchange rate then in effect, gains and/or losses on hedging transactions, the spending on Telstar 11N, in the event of a material adverse change to Loral Skynet’s business during the interim period, the resulting diminution in the agreed upon value of Loral Skynet, and in the event the Alternative Contribution is effected in place of the Skynet Transaction, the extent to which the value of the Alternative Contribution is greater or less than the agreed upon value of the Skynet Transaction.

Satellite Matters

Satellites are built with redundant components or additional components to provide excess performance margins to permit their continued operation in case of component failure, an event that is not uncommon in complex satellites. Twenty of the satellites built by SS/L and launched since 1997, three of which are owned and operated by our subsidiaries or affiliates, have experienced losses of power from their solar arrays. There can be no assurance that one or more of the affected satellites will not experience additional power loss. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. During the third quarter of 2006, due to power loss caused by solar array failures, Loral Skynet removed from service through the end of life certain unutilized transponders on one of its satellites and will remove additional transponders from service on this satellite in order to maintain sufficient power to operate the remaining transponders for its specified life. As of December 31, 2006, Loral Skynet does not believe the carrying value of this satellite has been impaired. Loral Skynet will, however, continue to evaluate the impact of the power loss caused by the solar array failures. A complete or partial loss of a satellite’s capacity could result in a loss of orbital incentive payments to SS/L and, in the

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

case of satellites owned by Loral Skynet and its affiliates, a loss of revenues and profits. With respect to satellites under construction and the construction of new satellites, based on its investigation of the matter, SS/L has identified and has implemented remediation measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or the construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses, and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, we believe that this matter will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided.

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

Certain of our satellites are currently operating using back-up components because of the failure of primary components. If the back-up components fail and we are unable to restore redundancy, these satellites could lose capacity or be total losses, which would result in a loss of revenues and profits. For example, in July 2005, in the course of conducting our normal operations, we determined that the primary command receivers on two of our satellites had failed. These satellites, which are equipped with redundant command receivers designed to provide full functional capability through the full design life of the satellite, continue to function normally and service to customers has not been affected. Moreover, on one of these satellites, SS/L has successfully completed implementation of a software workaround that fully restores the redundant command receiver functionality. On the other satellite, SS/L has successfully completed implementation of an interim software workaround that partially restores the redundant command receiver functionality, and SS/L expects to implement a permanent software workaround that will fully restore the redundant command receiver functionality, although no assurance can be provided.

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

SSL relies, in part, on patents, trade secrets and know-how to develop and maintain its competitive position. There can be no assurance that infringement of existing third party patents has not occurred or will not occur. In the event of infringement, we could be required to pay royalties to obtain a license from the patent holder, refund money to customers for components that are not useable or redesign our products to avoid infringement, all of which would increase our costs. We may also be required under the terms of our customer contracts to indemnify our customers for damages.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with an agreement reached in 1999 and an overall settlement reached in February 2005 with ChinaSat relating to the delayed delivery of ChinaSat 8, we have provided ChinaSat with usage rights to two Ku-band transponders on Telstar 10 for the life of such transponders (subject to certain restoration rights) and to one Ku-band transponder on Telstar 18 for the life of the Telstar 10 satellite plus two years, or the life of such transponder (subject to certain restoration rights), whichever is shorter.

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

Lease Arrangements

We lease certain facilities, equipment and transponder capacity under agreements expiring at various dates. Certain leases covering facilities contain renewal and/or purchase options which may be exercised by us. Rent expense, net of sublease income is as follows (in thousands):

	Gross	Sublease
	Rent	Income	Net Rent

Year ended December 31, 2006	$27,317	$(20)	$27,297
October 2, 2005 to December 31, 2005	$6,536	$(38)	$6,498
January 1, 2005 to October 1, 2005	$20,057	$(261)	$19,796
Year ended December 31, 2004	$36,565	$(328)	$36,237

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum payments, by year and in the aggregate under operating leases with initial or remaining terms of one year or more consisted of the following as of December 31, 2006 (in thousands):

2007	$19,582
2008	19,443
2009	15,282
2010	13,658
2011	10,355
Thereafter	32,293

$110,613

Legal Proceedings

In March 2001, Loral entered into an agreement (the “Rainbow DBS Sale Agreement”) with Rainbow DBS Holdings, Inc. (“Rainbow Holdings”) pursuant to which Loral agreed to sell to Rainbow Holdings its interest in Rainbow DBS Company, LLC (formerly R/L DBS Company, LLC, “Rainbow DBS”) for a purchase price of $33 million plus interest at an annual rate of 8% from April 1, 2001. Loral’s receipt of this purchase price is, however, contingent on the occurrence of certain events, including without limitation, the sale of substantially all of the assets of Rainbow DBS. At the time of the Rainbow DBS Sale Agreement, Loral’s investment in Rainbow DBS had been recorded at zero and Loral did not record a receivable or gain from this sale. During the quarter ended March 31, 2005, Rainbow DBS entered into an agreement to sell its Rainbow 1 satellite and related assets to EchoStar Communications Corporation, which sale was consummated in November 2005. Rainbow Holdings, however, informed Loral that it did not believe that Loral was entitled to receive an immediate payment of the purchase price under the Rainbow DBS Sale Agreement as a result of the EchoStar sale transaction. Loral disputed Rainbow Holdings’ interpretation of the agreement and, in September 2005, commenced a lawsuit in the Supreme Court of the State of New York to enforce its rights thereunder. After a jury trial held in January 2007, the jury returned a verdict in favor of Loral, and a judgment was entered by the court on March 12, 2007. Rainbow DBS has filed a motion for judgment as a matter of law or, in the alternative, a new trial, which motion is pending before the court. A third party has asserted a prepetition claim against the Company in the amount of $3 million with respect to the purchase price.

On or about November 6, 2006, plaintiff Maxine Babus, derivatively on behalf of Loral Space & Communications Inc., filed a shareholder derivative complaint in the Supreme Court of the State of New York against all the members of the Loral board of directors and against Loral as a nominal defendant. The complaint alleges, among other things, that the directors breached their fiduciary duties, including the fiduciary duty of loyalty, in connection with the Company’s agreement to sell $300 million in new convertible preferred stock to MHR Fund Management L.L.C. (“MHR”), the Company’s largest stockholder. The complaint seeks, among other things, preliminary and permanent injunctive relief, an award of compensatory damages in an amount to be determined and plaintiff’s costs and disbursements, including attorneys’ and experts’ fees and expenses. Defendants have filed a motion to dismiss the complaint. In addition, the Company has received a request for indemnification by its directors for any losses or costs they may incur as a result of the Babus lawsuit.

On or about March 13, 2007, the Company received a demand from Highland Crusader Offshore Partners, L.P. (“Highland”), the purported owner of approximately 5% of Loral’s outstanding common stock, seeking to inspect books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law for a number of stated purposes, including to investigate possible mismanagement, breaches of fiduciary duty, corporate waste and improper influence and conduct with respect to the $300 million preferred stock financing with MHR, to utilize such information to evaluate possible litigation, to communicate with other stockholders regarding such litigation and consideration of changes to the composition of the Company’s board of directors and to value Highland’s shares of Loral as of the date of the agreement with MHR and as of the date of closing of the preferred stock financing.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Indemnification Claims of Directors and Officers of Old Loral

Old Loral was obligated to indemnify its directors and officers for any losses or costs they may incur as a result of the lawsuits described below in Class Action Securities Litigations, Class Action ERISA Litigation and Globalstar Related Class Action Securities Litigations. The Plan of Reorganization provides that the direct liability of New Loral post-emergence in respect of such indemnity obligation is limited to the In re: Loral Space ERISA Litigation and In re: Loral Space & Communications Ltd. Securities Litigation cases and then only in an aggregate amount of $2.5 million. In addition, most directors and officers have filed proofs of claim (the “D&O Claims”) in unliquidated amounts with respect to the prepetition indemnity obligations of the Debtors. The Debtors and these directors and officers, including Mr. Bernard L. Schwartz, Loral’s Chairman of the Board and Chief Executive Officer until his retirement effective March 1, 2006, with respect to all claims he may have other than the Globalstar settlement for which he has a separate indemnity claim of up to $25 million as described below, have agreed that in no event will their indemnity claims against Old Loral and Loral Orion in the aggregate exceed $25 million and $5 million, respectively. If any of these claims ultimately becomes an allowed claim under the Plan of Reorganization, the claimant would be entitled to a distribution under the Plan of Reorganization of New Loral common stock based upon the amount of the allowed claim. Any such distribution of stock would be in addition to the 20 million shares of New Loral common stock distributed under the Plan of Reorganization to other creditors. Instead of issuing such additional shares, New Loral may elect to satisfy any allowed claim in cash in an amount equal to the number of shares to which plaintiffs would have been entitled multiplied by $27.75 or in a combination of additional shares and cash. We believe, although no assurance can be given, that New Loral will not incur any substantial losses as a result of these claims.

  Class Action Securities Litigations

In August 2003, plaintiffs Robert Beleson and Harvey Matcovsky filed a purported class action complaint against Bernard L. Schwartz in the United States District Court for the Southern District of New York. The complaint seeks, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleges (a) that Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about our financial condition relating to the sale of assets to Intelsat and our Chapter 11 filing and (b) that Mr. Schwartz is secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from June 30, 2003 through July 15, 2003, excluding the defendant and certain persons related to or affiliated with him. In November 2003, three other complaints against Mr. Schwartz with substantially similar allegations were consolidated into the Beleson case. In February 2004, a motion to dismiss the complaint in its entirety was denied by the court. The defendant filed an answer in March 2004. In January 2006, the case was stayed, and after a status conference in March 2007, the stay was lifted and discovery is proceeding. Since this case was not brought against Old Loral, but only against one of its officers, we believe, although no assurance can be given, that, to the extent that any award is ultimately granted to the plaintiffs in this action, the liability of New Loral, if any, with respect thereto is limited solely to the D&O claims as described above under “Indemnification Claims.”

In November 2003, plaintiffs Tony Christ, individually and as custodian for Brian and Katelyn Christ, Casey Crawford, Thomas Orndorff and Marvin Rich, filed a purported class action complaint against Bernard L. Schwartz and Richard J. Townsend in the United States District Court for the Southern District of New York. The complaint seeks, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ reasonable costs and expenses. The complaint alleges (a) that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Old Loral’s financial condition relating to the restatement in 2003 of the financial statements for the second and third quarters of 2002 to correct accounting for certain general and administrative expenses and the alleged improper accounting for a satellite transaction with APT Satellite Company Ltd. and (b) that each of the defendants is secondarily liable for

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these alleged misstatements and omissions under Section 20(a) of the Exchange Act as an alleged “controlling person” of Old Loral. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of Old Loral common stock during the period from July 31, 2002 through June 29, 2003, excluding the defendants and certain persons related to or affiliated with them. In October 2004, a motion to dismiss the complaint in its entirety was denied by the court. The defendants filed an answer to the complaint in December 2004. In January 2006, the case was stayed, and after a status conference in March 2007, the stay was lifted and discovery is proceeding. Since this case was not brought against Old Loral, but only against certain of its officers, we believe, although no assurance can be given, that to the extent that any award is ultimately granted to the plaintiffs in this action, the liability of New Loral, if any, with respect thereto is limited solely to the D&O Claims as described above under “Indemnification Claims.”

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

In addition, two insurers under Old Loral’s directors and officers liability insurance policies have denied coverage with respect to the case titled In re: Loral Space ERISA Litigation, each claiming that coverage should be provided under the other’s policy. In December 2004, one of the defendants in that case filed a lawsuit in the United States District Court for the Southern District of New York seeking a declaratory judgment as to his right to receive coverage under the policies. In March 2005, the insurers filed answers to the complaint and one of the insurers filed

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a cross claim against the other insurer which such insurer answered in April 2005. In August and October 2005, each of the two potentially responsible insurers moved separately for judgment on the pleadings, seeking a court ruling absolving it of liability to provide coverage of the ERISA action. In March 2006, the court granted the motion of one of the insurers and denied the motion of the other insurer. Discovery with regard to defenses to coverage asserted by the potentially responsible insurer has ended, and the defendant insurer has moved for summary judgment, which motion is fully briefed and pending before the court. We believe, although no assurance can be given, that the liability of New Loral, if any, with respect to the In re: Loral Space ERISA Litigation case or with respect to the related insurance coverage litigation is limited solely to claims for indemnification against Old Loral by the defendants as described above under “Indemnification Claims” and, to the extent that any award is ultimately granted to the plaintiffs in this action, to distributions under the Plan of Reorganization as described above.

  Globalstar Related Class Action Securities Litigations

On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited (“GTL”) and Globalstar, L.P. (“Globalstar”) against GTL, Old Loral, Bernard L. Schwartz and other defendants were consolidated into one action titled In re: Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation, Old Loral and Bernard L. Schwartz seeking, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ costs and expenses. The complaints alleged (a) that all defendants (except Old Loral) violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar’s business and prospects, (b) that defendants Old Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of Globalstar, (c) that defendants GTL and Mr. Schwartz are liable under Section 11 of the Securities Act of 1933 (the “Securities Act”) for untrue statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Old Loral and Mr. Schwartz are secondarily liable under Section 15 of the Securities Act for GTL’s primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and certain persons related to or affiliated with them. This case was preliminarily settled by Mr. Schwartz in July 2005 for $20 million with final approval of the settlement in December 2005. In September 2006, two objectors to the settlement who had filed appeals concerning the attorneys’ fees awarded to the plaintiffs withdrew their appeals with prejudice. Mr. Schwartz has commenced a lawsuit against Globalstar’s directors and officers liability insurers seeking to recover the full settlement amount plus legal fees and expenses incurred in enforcing his rights under Globalstar’s directors and officers liability insurance policy. In January 2007, two of the four insurers settled with Mr. Schwartz and paid him the remaining limits under their policies and, after a jury trial, the jury returned a verdict against the other two insurers in favor of Mr. Schwartz awarding him the remaining $9.1 million balance of his claim. The insurers have moved to set aside, and may also appeal, the verdict. In addition, Mr. Schwartz has filed a proof of claim against Old Loral asserting a general unsecured prepetition claim for, among other things, indemnification relating to this case. Mr. Schwartz and Old Loral have agreed that in no event will his claim against Old Loral with respect to the settlement of this case exceed $25 million. If Mr. Schwartz’s claim ultimately becomes an allowed claim under the Plan of Reorganization and assuming he is not reimbursed by Globalstar’s insurers, Mr. Schwartz would be entitled to a distribution under the Plan of Reorganization of New Loral common stock based upon the amount of the allowed claim. Any such distribution of stock would be in addition to the 20 million shares of New Loral common stock distributed under the Plan of Reorganization to other creditors. Instead of issuing such additional shares, New Loral may elect to satisfy any allowed claim in cash in an amount

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equal to the number of shares to which plaintiffs would have been entitled multiplied by $27.75 or in a combination of additional shares and cash. We believe, although no assurance can be given, that New Loral will not incur any material loss as a result of this settlement.

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

In addition, the primary insurer under the directors and officers liability insurance policy of Old Loral has denied coverage under the policy for the In re: Loral Space & Communications Ltd. Securities Litigation case and, on March 24, 2003, filed a lawsuit in the Supreme Court of New York County seeking a declaratory judgment upholding its coverage position. In May 2003, Old Loral and the other defendants served an answer and filed counterclaims seeking a declaration that the insurer is obligated to provide coverage and damages for breach of contract and the implied covenant of good faith. In May 2003, Old Loral and the other defendants also filed a third party complaint against the excess insurers seeking a declaration that they are obligated to provide coverage. In April 2006, the primary insurer suggested that it may wish to reactivate this litigation, in which case, we would object to any attempt to do so. We believe that the insurers have wrongfully denied coverage and, although no assurance can be given, that the liability of New Loral, if any, with respect to the In re: Loral Space & Communications Ltd. Securities Litigation case or with respect to the related insurance coverage litigation is limited solely to claims for indemnification against Old Loral by the defendants as described above under “Indemnification Claims.”

  Reorganization Matters

In connection with our Plan of Reorganization, certain claims have been filed against Old Loral and its Debtor Subsidiaries, the validity or amount of which we dispute. We are in the process of resolving these disputed claims, which may involve litigation in the Bankruptcy Court. To the extent any disputed claims become allowed claims, the claimants would be entitled to distributions under the Plan of Reorganization based upon the amount of the allowed claim, payable either in cash for claims against SS/L or Loral SpaceCom or in New Loral common stock for all other claims. We have accrued only the amount we believe is valid for disputed claims payable in cash, although there can be no assurance that this amount will be sufficient to cover all such claims that ultimately become allowed claims. The remaining claims from the Plan of Reorganization payable in cash and the expenses associated with completing the reorganization activity aggregate approximately $3 million at December 31, 2006. As of December 31, 2006 and March 31, 2007, we reserved approximately 158,000 and 107,000, respectively, of the 20 million shares of New Loral common stock distributable under the Plan of Reorganization for disputed claims that may ultimately be payable in common stock. To the extent that disputed claims do not become allowed claims, shares held in reserve on account of such claims will be distributed pursuant to the Plan of Reorganization pro rata to claimants with allowed claims.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Confirmation of our Plan of Reorganization was opposed by the Official Committee of Equity Security Holders (the “Equity Committee”) appointed in the Chapter 11 Cases and by the self-styled Loral Stockholders Protective Committee (“LSPC”). Shortly before the hearing to consider confirmation of the Plan of Reorganization, the Equity Committee also filed a motion seeking authority to prosecute an action on behalf of the estates of Old Loral and its Debtor Subsidiaries seeking to unwind as fraudulent, a guarantee provided by Old Loral in 2001, of certain indebtedness of Loral Orion, Inc. (the “Motion to Prosecute”). By separate Orders dated August 1, 2005, the Bankruptcy Court confirmed the Plan of Reorganization (the “Confirmation Order”) and denied the Motion to Prosecute (the “Denial Order”). On or about August 10, 2005, the LSPC appealed (the “Confirmation Appeal”) to the United States District Court for the Southern District of New York (the “District Court”) the Confirmation Order and the Denial Order. On February 3, 2006, we filed with the District Court a motion to dismiss the Confirmation Appeal. On May 26, 2006, the District Court granted our motion to dismiss the Confirmation Appeal. The LSPC subsequently filed a motion for reconsideration of such dismissal, which the District Court denied on June 14, 2006 (the “Reconsideration Order”). On or about July 12, 2006, a person purportedly affiliated with the LSPC appealed the dismissal of the Confirmation Appeal and the Reconsideration Order to the United States Court of Appeals for the Second Circuit. (the “Second Circuit Confirmation Appeal”). The Second Circuit Confirmation Appeal is currently fully briefed and awaiting decision by the Court of Appeals.

During the course of Old Loral’s Chapter 11 Cases, the LSPC appealed to the United States District Court the denial by the Bankruptcy Court of a number of motions seeking, among other things, an order compelling Old Loral to hold an annual meeting of shareholders, revocation of the Confirmation Order, orders relating to fees and expenses of professionals paid by the Debtors in the Chapter 11 Cases and an order providing for reimbursement from the Debtors’ estates of certain fees and expenses incurred by the LSPC in connection with the Chapter 11 Cases. Old Loral filed with the Bankruptcy Court a request for sanctions against the LSPC, seeking reimbursement for any and all costs incurred by the Company in responding to actions taken by the LSPC in violation of a stipulation entered into with the LSPC. At a hearing before the Bankruptcy Court on October 24, 2006, the LSPC agreed to withdraw with prejudice all of its pending appeals against the Company, and the Company agreed to withdraw with prejudice its request for sanctions. The LSPC and the Company have signed a stipulation, agreement and order to reflect these agreements, which was approved by the Bankruptcy Court at a hearing held on October 24, 2006.

The Official Committee of Unsecured Creditors in the Chapter 11 Cases of Old Loral objected to a portion of the fees paid by Old Loral to its financial advisor in the Chapter 11 Cases, Greenhill & Co., LLC (“Greenhill”), claiming, among other things, that, under its engagement letter with Old Loral, Greenhill was not entitled to a transaction fee as a result of the sale of Old Loral’s North American satellite fleet to Intelsat in March 2004 (the “Intelsat Sale”). On July 21, 2006, the Bankruptcy Court entered an order (the “Greenhill Order”) in which it ruled that Greenhill was not entitled to a transaction fee as a result of the Intelsat Sale, and, accordingly, that Greenhill was obligated to return to the Company $4.6 million, subject to adjustment based on the outcome of certain remaining issues in the matter. In October 2006, the Creditors’ Committee and Greenhill agreed to a settlement of their dispute pursuant to which Greenhill returned to the Company $3.3 million. The Company recorded a reduction of selling, general and administrative expenses related to this refund during the fourth quarter of 2006.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certainty, we do not believe that any of these other existing legal matters will have a material adverse effect on our consolidated financial position or our results of operations.

20.	Segments

We are organized into two operating segments: Satellite Manufacturing and Satellite Services (see Note 1 regarding our operating segments). We use Adjusted EBITDA to evaluate operating performance of our segments, to allocate resources and capital to such segments, to measure performance for incentive compensation programs, and to evaluate future growth opportunities.

The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization”. In evaluating financial performance, we use revenues and operating income (loss) before depreciation and amortization (including amortization of stock based compensation), and reorganization expenses due to bankruptcy (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before: reorganization expenses due to bankruptcy; gain on discharge of pre-petition obligations and fresh-start adjustments; gain (loss) on investments; other income (expense); equity in net income (losses) of affiliates; and minority interest, net of tax.

Adjusted EBITDA allows us and investors to compare our operating results with that of competitors exclusive of depreciation and amortization, interest and investment income, interest expense, reorganization expenses due to bankruptcy, other income (expense), net losses of affiliates and minority interest. Financial results of competitors in our industry have significant variations that can result from timing of capital expenditures, the amount of intangible assets recorded, the differences in assets’ lives, the timing and amount of investments, the effects of other income (expense), which are typically for non-recurring transactions not related to the on-going business, and effects of investments not directly managed. The use of Adjusted EBITDA allows us and investors to compare operating results exclusive of these items. Competitors in our industry have significantly different capital structures. The use of Adjusted EBITDA maintains comparability of performance by excluding interest expense. In addition, during Chapter 11, we only recognized interest expense on the actual interest payments we made. During this period, we did not make any further interest payments on our debt obligations after March 17, 2004, the date we repaid our secured bank debt. Reorganization expenses due to bankruptcy were only incurred during the period we were in Chapter 11. These expenses have been excluded from Adjusted EBITDA to maintain comparability with our results during periods we were not in Chapter 11 and with the results of competitors using similar measures.

We believe the use of Adjusted EBITDA along with U.S. GAAP financial measures enhances the understanding of our operating results and is useful to us and investors in comparing performance with competitors, estimating enterprise value and making investment decisions. Adjusted EBITDA as used here may not be comparable to similarly titled measures reported by competitors. Adjusted EBITDA should be used in conjunction with U.S. GAAP financial measures and is not presented as an alternative to cash flow from operations as a measure of our liquidity or as an alternative to net income as an indicator of our operating performance.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intersegment revenues primarily consists of satellites under construction by Satellite Manufacturing for Satellite Services and the leasing of transponder capacity by Satellite Manufacturing from Satellite Services. Summarized financial information concerning the reportable segments is as follows (in millions):

2006 Segment Information

Successor Registrant

	Satellite	Satellite
	Manufacturing	Services	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$636.6	$160.7		$797.3
Intersegment revenues	59.9	3.1		63.0

Operating segment revenues	$696.5	$163.8		860.3

Eliminations(3)				(63.0)

Revenues as reported				$797.3

Segment Adjusted EBITDA before eliminations(4)(5)	$65.9	$68.0	$(26.8)	$107.1

Eliminations(3)				(6.0)

Adjusted EBITDA				101.1
Depreciation and amortization(6)(7)				(71.3)

Operating income from continuing operations				29.8
Interest and investment income				31.5
Interest expense				(23.4)
Other expense				(7.8)
Income tax provision				(20.8)
Equity loss in affiliates				(7.2)
Minority interest				(24.8)

Loss from continuing operations				$(22.7)

Other Data:
Depreciation and amortization(6)(7)	$23.3	$45.9	$2.1	$71.3

Capital expenditures(7)	$18.4	$63.7	$0.1	$82.2

Total assets(7)	$944.6	$750.4	$34.9	$1,729.9

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 Segment Information

October 2, 2005 through December 31, 2005

	Satellite	Satellite
	Manufacturing	Services	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$161.0	$36.1		$197.1
Intersegment revenues	0.8	0.9		1.7

Operating segment revenues	$161.8	$37.0		198.8

Eliminations(3)				(1.6)

Revenues as reported				$197.2

Segment Adjusted EBITDA before eliminations(4)(5)	$11.8	$11.5	$(11.0)	$12.3

Eliminations(3)				(1.2)

Adjusted EBITDA				11.1
Depreciation and amortization(6)(7)				(16.0)

Operating loss from continuing operations				(4.9)
Interest and investment income				4.1
Interest expense				(4.4)
Other expense				(0.2)
Income tax provision				(1.8)
Equity loss in affiliates				(5.4)
Minority interest				(2.7)

Loss from continuing operations				$(15.3)

Other Data:
Depreciation and amortization(6)(7)	$3.2	$12.4	$0.4	16.0

Capital expenditures(7)	$3.0	$2.0	$—	$5.0

Total assets(7)	$871.5	$741.4	$66.1	$1,679.0

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Predecessor Registrant
January 1, 2005 through October 1, 2005

	Satellite	Satellite
	Manufacturing	Services	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$318.6	$111.3		$429.9
Intersegment revenues	10.9	3.2		14.1

Operating segment revenues	$329.5	$114.5		444.0

Eliminations(3)				(14.8)

Revenues as reported				$429.2

Segment Adjusted EBITDA before eliminations(4)(5)	$15.2	$39.8	$(17.3)	$37.7

Eliminations(3)				(12.3)

Adjusted EBITDA				25.4
Depreciation and amortization(6)(7)				(61.3)

Reorganization expenses due to bankruptcy				(31.2)

Operating loss from continuing operations				(67.1)
Gain on discharge of pre-petition obligations and fresh-start adjustments(8)				1,101.5
Interest and investment income				6.4
Interest expense(8)				(17.2)
Other expense				(0.9)
Income tax benefit(8)				10.9
Equity loss in affiliates				(2.8)
Minority interest				0.1

Income from continuing operations				$1,030.9

Other Data:
Depreciation and amortization(6)(7)	$11.9	$48.8	$0.6	$61.3

Capital expenditures(7)	$2.4	$2.2	$—	$4.6

Total assets(7)	$510.7	$521.5	$68.8	$1,101.0

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 Segment Information

	Satellite	Satellite
	Manufacturing	Services	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$299.6	$136.7		$436.3
Revenues from sales-type lease arrangement		87.2		87.2
Intersegment revenues	137.0	4.5		141.5

Operating segment revenues	$436.6	$228.4		665.0

Eliminations(3)				(142.9)

Revenues as reported				$522.1

Segment Adjusted EBITDA before eliminations(4)(5)	$(13.5)	$23.3	$(34.9)	$(25.1)

Eliminations(3)				(24.0)

Adjusted EBITDA				(49.1)
Depreciation and amortization(6)(7)				(134.8)
Reorganization expenses due to bankruptcy				(30.4)

Operating loss from continuing operations				(214.3)
Interest and investment income				9.9
Interest expense				(2.9)
Other expense				(0.5)
Income tax provision				(13.3)
Equity income in affiliates				46.7
Minority interest				0.1

Loss from continuing operations				$(174.3)

Other Data:
Depreciation and amortization(6)(7)	$22.9	$111.3	$0.6	$134.8

Capital expenditures(7)	$1.8	$22.8	$0.2	$24.8

Total assets(7)	$382.2	$780.8	$55.7	$1,218.7

(1)	Represents corporate expenses incurred in support of our operations and for the year ended December 31, 2006 and the period October 2, 2005 to December 31, 2005 includes $1.2 million and $3.9 million, respectively, of continuing expenses for bankruptcy related matters, which after the adoption of fresh-start accounting are classified as corporate general and administrative expenses.

(2)	Includes revenues from affiliates of $11.3 million in 2006, $4.1 million for the period October 2, 2005 to December 31, 2005, $10.0 million for the period January 1, 2005 to October 1, 2005 and $7.8 million in 2004, respectively.

(3)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L for wholly owned subsidiaries.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Satellite manufacturing includes:

	Successor Registrant		Predecessor Registrant
		For the Period	For the Period
		October 2,	January 1,
	Year Ended	2005 to	2005 to	Year Ended
	December 31,	December 31,	October 1,	December 31,
	2006	2005	2005	2004
Adjusted EBITDA before specific identified charges	$56.8	$20.5	$27.4	$10.8
Transponders rights provided to SS/L in the Satmex Settlement Agreement	19.0	—	—	—
Accrued warranty obligations	(8.2)	(7.2)	(10.1)	(9.7)
Write-off of long-term receivables due to contract modifications	—	—	—	(11.3)
Provisions for inventory obsolescence	(1.7)	(1.5)	(2.1)	(3.3)

Satellite manufacturing segment Adjusted EBITDA before eliminations	$65.9	$11.8	$15.2	$(13.5)

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

(5)	Satellite Services Revenue and EBITDA include $14.9 million resulting from receipt of a customer termination payment for the year ended December 31, 2006. Satellite Services recognized for the year ended December 31, 2004, $7.7 million of EBITDA for a sales-type lease arrangement for satellite capacity and an impairment charge of $12.0 million relating to our Telstar 14/Estrela do Sul-1 satellite and related assets to reduce the carrying values to the expected proceeds from insurance.

(6)	Includes additional depreciation expense of $9 million for 2004, due to accelerating the estimated life of our Telstar 11 satellite from March 2005 to June 2004. Also, includes stock compensation charges.

(7)	Amounts are presented after the elimination of intercompany profit and include $217.5 million, $88.2 million and zero goodwill for Satellite Manufacturing, Satellite Services and Corporate, respectively, as of December 31, 2006.

(8)	In connection with our emergence from Chapter 11 and our adoption of fresh-start accounting on October 1, 2005 we recognized a gain on discharge of pre-petition obligations and fresh-start adjustments of $1.101 billion, related interest expense of $13.2 million and a tax benefit of $15.4 million (see Note 4).

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue by Customer Location

The following table presents our revenues by country based on customer location for the year ended December 31, 2006, for the periods from October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005, and for the year ended December 31, 2004 (in thousands).

	Successor Registrant		Predecessor Registrant
		For the Period	For the Period
		October 2,	January 1,
	Year Ended	2005 to	2005 to	Year Ended
	December 31,	December 31,	October 1,	December 31,
	2006	2005	2005	2004
United States	$691,986	$170,103	$350,622	$303,258
Japan	6,758	4,193	13,486	47,641
Thailand	997	2,711	6,010	20,378
Spain	5,682	3,418	7,483	5,292
Mexico	7,735	1,327	7,122	1,693
People’s Republic of China (including Hong Kong)(1)	26,607	2,411	4,498	97,628
Other	57,568	13,002	39,962	46,237

	$797,333	$197,165	$429,183	$522,127

(1)	The 2004 amount includes $87 million for a sales-type lease arrangement for satellite capacity.

During 2006, four of our customers accounted for approximately 17%, 15%, 11% and 11% of our consolidated revenues. During 2005, four of our customers accounted for approximately 13%, 13%, 11% and 10% of our consolidated revenues. During 2004, two of our customers accounted for approximately 26% and 17% of our consolidated revenues. With the exception of our satellites in-orbit, our long-lived assets are primarily located in the United States.

21.	Related Party Transactions

MHR Fund Management LLC

On February 27, 2007, Loral completed the sale to affiliates of MHR Fund Management LLC (“MHR”) of $300 million of 7.5% convertible perpetual preferred stock pursuant to an Amended and Restated Securities Purchase Agreement with MHR, which was originally executed on October 17, 2006, and which was amended and restated on February 27, 2007 (as so amended and restated, the “Securities Purchase Agreement”) (see Note 23).

Pursuant to the Plan of Reorganization, on November 21, 2005, Loral and Loral Skynet entered into a registration rights agreement with funds affiliated with MHR. Pursuant to the Plan of Reorganization, each holder of an Allowed Claim, as that term is used in the Plan of Reorganization, that receives a distribution pursuant to the plan of ten percent (10%) or greater of any of (i) Loral common stock, (ii) Loral Skynet preferred stock or (iii) Loral Skynet notes (collectively, the “Registrable Securities”) is entitled to receive certain registration rights under the registration rights agreement (each such holder, and any future holder of such securities who becomes a party to the registration rights agreement, a “Registration Rights Holder”). Pursuant to the registration rights agreement, in addition to certain piggy-back registration rights granted to the Registration Rights Holders, certain Registration Rights Holders may also demand, under certain circumstances, that the Registrable Securities be registered under the Securities Act of 1933, as amended, in each case subject to the terms and conditions of the registration rights agreement. On February 27, 2007, in connection with the $300 million preferred stock financing with MHR, this registration rights agreement was amended to include as Registrable Securities the Loral preferred stock and the equity securities issuable upon conversion thereof or in connection therewith.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Funds affiliated with MHR own preferred stock convertible currently into approximately 26% of the common stock of Protostar Ltd. (“Protostar”) (13% after conversion of Protostar’s convertible notes) and have the right to nominate two of nine directors to the Protostar’s board of directors. Protostar acquired the Chinasat 8 satellite from China Telecommunications Broadcast Satellite Corporation and China National Postal and Telecommunications Appliances Corporation under an agreement reached in 2006, and, pursuant to a contract with Protostar valued at $24 million, SS/L is modifying the satellite to meet Protostar’s needs.

In connection with the $300 million preferred stock financing with MHR, we paid MHR a placement fee of $6.75 million, paid a $1.5 million fee to MHR’s financial advisor and reimbursed fees and out pocket expenses incurred by MHR’s legal counsel. We have also reimbursed fees and out-of-pocket expenses incurred by legal counsel to MHR in connection with our reorganization.

Dr. Rachesky and Mr. Goldstein are co-founders and managing principals of MHR. Mr. Devabhaktuni is also a managing principal of MHR. Dr. Rachesky, Mr. Goldstein and Mr. Devabhaktuni are directors of Loral.

Other Relationships

In the ordinary course of business, SS/L has entered into satellite construction contracts and Loral Skynet Corporation as entered into telemetry, tracking and control agreements and transponder lease agreements with affiliates of Echostar Communications Corporation, a corporation that owns more than 5% of our common stock.

In 2006, K&F Industries, Inc. (“K&F”), a subsidiary of K&F Industries Holdings, Inc., a company of which Bernard L. Schwartz was Chairman of the Board, provided administrative and certain other services to us. Loral paid K&F a fee based on the cost of such services plus out of pocket expenses. For the year ended December 31, 2006, K&F billed us approximately $156,000. In 2005, we provided administrative and certain other services to K&F. K&F paid us a fee based on the cost of such services plus out of pocket expenses. For the period October 2, 2005 to December 31, 2005 and the period January 1, 2005 to October 1, 2005, we billed K&F $12,000 and $146,000, respectively. In addition, K&F charged us $44,000 and $108,000 for the periods October 2, 2005 to December 31, 2005 and January 1, 2005 to October 1, 2005, respectively, for certain expenses and services.

During 2006, we paid BLS Group LLC and BLS Aviation, LLC (companies owned by Mr. Schwartz) and The Air Group (a company commissioned by Mr. Schwartz to handle his corporate jet affairs) approximately $16,000, $9,000 and $162,000, respectively, for our use of Mr. Schwartz’s corporate jet. Additionally, in 2006, Loral reimbursed the BLS Group LLC $6,000. During 2005, we paid BLS Group LLC and The Air Group approximately $14,000 and $2,000, respectively, for our use of Mr. Schwartz’s corporate jet.

Robert B. Hodes, a former director and member of our Compensation Committee until his resignation from the Board of Directors on February 28, 2006, is counsel to the law firm of Willkie Farr & Gallagher LLP, which acts as our counsel.

For the year ended December 31, 2005, we paid fees and disbursements in the amount of approximately $91,000 for corporate communications consultations and related services to Kekst & Company Incorporated, of which company Gershon Kekst, is President and principal stockholder. Prior to November 21, 2005, Mr. Kekst was a director of Old Loral.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Selected Quarterly Financial Information (unaudited, in thousands, except per share amounts)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Year ended December 31, 2006
Revenues	$171,976	$192,883	$226,794	$205,680
Operating income (loss)	(6,216)	(520)	17,566	18,988
Income (loss) before income taxes, equity in net losses and minority interest	(5,826)	(1,088)	16,472	20,559
Minority interest(1)	(6,000)	(6,000)	(6,366)	(6,428)
Net income (loss)	(15,840)	(11,395)	1,186	3,329
Basic and diluted loss per share(2):
Income (loss) per share	(0.79)	(0.57)	0.06	0.16

					Successor
	Predecessor Registrant				Registrant
	Quarter Ended				October 2 to
	March 31,	June 30,	September 30,	October 1,	December 31,

Year ended December 31, 2005
Revenues	$132,378	$136,762	$160,043	$—	$197,165
Operating loss from continuing operations	(23,959)	(16,741)	(26,395)	—	(4,945)
Minority interest(1)	—	—	—	—	(2,667)
Loss from continuing operations	(26,221)	(18,776)	(27,800)	—	(15,261)
Gain on discharge of pre-petition obligations and fresh-start adjustments	—	—	—	1,101,453	—
Gain on sale of discontinued operations, net of taxes	—	11,371	2,596	—	—
Net (loss) income	(26,221)	(7,405)	(25,204)	1,103,679	(15,261)
Basic and diluted (loss) earnings per share(1):
Continuing operations	(0.59)	(0.43)	(0.63)	25.02	(0.76)
Discontinued operations	—	0.26	0.06	—	—

(Loss) earnings per share	(0.59)	(0.17)	(0.57)	25.02	(0.76)

(1)	The Loral Skynet Preferred Stock is reflected as minority interest on our consolidated statement of operations.

(2)	The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

23.	Subsequent Event

On February 27, 2007, Loral completed a $300 million preferred stock financing pursuant to the Securities Purchase Agreement entered into with MHR on October 17, 2006. Loral sold 136,526 shares of its 7.5% Series A-1 perpetual preferred stock (the “Series A-1 Preferred Stock”) and 858,486 shares of its 7.5% Series B-1 perpetual preferred stock (the “Series B-1 Preferred Stock” and together with the Series A-1 Preferred Stock, the “Loral Series-1 Preferred Stock”) at a purchase price of $301.504 per share to various funds affiliated with MHR. Each share of the Series A-1 Preferred Stock is convertible, at the option of the holder, into ten shares of Loral common stock at an initial conversion price of $30.1504 per share. Following shareholder approval of the creation of a new

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

class of Class B-1 non-voting common stock, each share of the Series B-1 Preferred Stock will be convertible, at the option of the holder, into ten shares of this Class B-1 non-voting common stock at an initial conversion price of $30.1504 per share. Under certain circumstances, the Series B-1 Preferred Stock and the Class B-1 non-voting common stock may also be converted by the holder into Loral common stock, in the case of the Series B-1 Preferred Stock, at the same conversion price, and in the case of the Class B-1 non-voting common stock, on a share for share basis. The initial conversion price reflects a premium of 12% to the closing price of Loral’s common stock on the day before the Securities Purchase Agreement was entered into. Dividends on the Loral Series-1 Preferred Stock will be paid in kind (i.e., in additional shares of Loral Series-1 Preferred Stock) through April 2011. Thereafter, if Loral satisfies certain financial requirements, the dividends will be payable in cash or in kind at Loral’s option. Pursuant to the terms of this financing, MHR has the right to nominate one additional member to the Loral board. Loral plans to use the proceeds from this financing, together with its existing resources, to pursue both internal and external growth opportunities in the satellite communications industry and strategic transactions or alliances, including completion of the Telesat acquisition.

As a result of the difference between the fair market value of the common stock on the date the financing was completed, as compared to the initial conversion price, the Company will reflect a beneficial conversion feature of the Loral Series-1 Preferred Stock as a component of its earnings per share calculation for the quarter ended March 31, 2007 for the Series A-1 Preferred Stock and for the Series B-1 Preferred Stock, in the period in which shareholder approval of the creation of the new class of Class B-1 non-voting common stock is received. This beneficial conversion feature, currently estimated to be a maximum of approximately $170 million in the aggregate (assuming shareholder approval of the Class B-1 non-voting common stock is obtained and before any discount in value for the Class B-1 non-voting common stock because of its non-voting status), will not be recorded as a charge to net income, but will serve as a one-time reduction in the calculation of both the basic and diluted earnings per share results. Accordingly, our basic and diluted earnings per share results will be reduced by approximately $8.60 per share for the beneficial conversion feature for such periods, in the aggregate. In the future, to the extent that dividends on the Loral Series-1 Preferred Stock are paid in additional shares of Loral Series-1 Preferred Stock, we will incur additional beneficial conversion features that would affect the basic and diluted earnings per share calculations in a similar manner.

SCHEDULE I

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

CONDENSED BALANCE SHEETS
(In thousands)

	December 31,
	2006	2005

Current assets:
Cash and cash equivalents	$16,696	$8,309
Accounts receivable	538	227
Other current assets	5,156	1,627

Total current assets	22,390	10,163
Property, plant and equipment, net	1,129	1,758
Investments in and advances to subsidiaries	696,368	685,321
Other assets	11,146	6,637

Total assets	$731,033	$703,879

Current liabilities:
Accounts payable	$321	$5,555
Accrued employment costs	6,515	5,551
Other current liabilities	23,736	17,550

Total current liabilities	30,572	28,656
Pension and other postretirement liabilities	14,561	15,529
Long-term liabilities	38,898	32,530

Total liabilities	84,031	76,715
Shareholders’ equity:
Common stock	200	200
Paid-in capital	644,708	642,210
Accumulated deficit	(37,981)	(15,261)
Accumulated other comprehensive income	40,075	15

Total shareholders’ equity	647,002	627,164

Total liabilities and shareholders’ equity	$731,033	$703,879

See accompanying notes to condensed financial information of the parent company.

LORAL SPACE & COMMUNICATIONS INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Successor Parent		Predecessor Parent
		For the Period	For the Period
		October 2,	January 1,
	Year Ended	2005 to	2005 to	Year Ended
	December 31,	December 31,	October 1,	December 31,
	2006	2005	2005	2004
Selling, general and administrative expenses	$(1,127)	$516	$—	$4,279

Income (loss) from continuing operations before reorganization expenses due to bankruptcy	1,127	(516)	—	(4,279)
Reorganization expenses due to bankruptcy	—	—	(5,539)	(3,885)

Income (loss) from operations	1,127	(516)	(5,539)	(8,164)
Gain on discharge of pre-petition obligations and fresh-start adjustments	—	—	352,202	—
Interest and investment income	24,800	2,724	20	10
Interest expense	—	—	(389)	—
Other expense	—	—	(3)	—

Income (loss) from operations before income taxes, equity income (losses) in subsidiaries and affiliates	25,927	2,208	346,291	(8,154)
Income tax (provision) benefit	(14,767)	(3,225)	32,099	(1,077)

Income (loss) from operations before equity (losses) income in subsidiaries and affiliates	11,160	(1,017)	378,390	(9,231)
Equity (loss) income in subsidiaries, net of taxes	(33,880)	(14,244)	666,459	(167,464)

Net (loss) income	$(22,720)	$(15,261)	$1,044,849	$(176,695)

See accompanying notes to condensed financial information of the parent company.

LORAL SPACE & COMMUNICATIONS INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOW
(in thousands)

	Successor Parent		Predecessor Parent
		For the Period	For the Period
		October 2,	January 1,
	Year Ended	2005 to	2005 to	Year Ended
	December 31,	December 31,	October 1,	December 31,
	2006	2005	2005	2004
Operating activities:
Net (loss) income	$(22,720)	$(15,261)	$1,044,849	$(176,695)
Non-cash items:
Gain on discharge of pre-petition obligations and fresh-start adjustments	—	—	(352,202)	—
Equity losses in subsidiaries	33,880	14,244	(666,459)	167,464
Deferred taxes	(1,427)	1,427	(30,607)	—
Depreciation and amortization	758	464	—	—
Stock option compensation	1,374	—	—	—
Due from (to) subsidiaries	25,321	(19,902)	58	4,527
Accounts receivable	(311)	(62)	—	—
Other current assets and other assets	(6,588)	(53)	1,732	1,147
Accounts payable	(5,234)	(37)	(1,536)	—
Accrued expenses and other current liabilities	6,687	(9,667)	1,418	(476)
Pension and other postretirement liabilities	427	(222)	—	—
Income taxes payable	(291)	1,661	(1,492)	—
Long-term liabilities	6,368	696	—	1,077
Merger of subsidiary into parent in connection with Plan of Reorganization	—	—	34,012	—
Other	272	—	—	—

Net cash provided by (used in) operating activities	38,516	(26,712)	29,773	(2,956)

Investing activities:
Capital expenditures	(129)	(24)	—	—
Note receivable from subsidiary	(30,000)	—	—	—
Investments in and advances to subsidiaries	—	—	—	—
Investments in and advances to affiliates	—	—	3,747	—

Net cash (used in) provided by investing activities	(30,129)	(24)	3,747	—

Financing activities:
Net cash used in financing activities	—	—	—	—

Net increase (decrease) in cash and cash equivalents	8,387	(26,736)	33,520	(2,956)
Cash and cash equivalents — beginning of period	8,309	35,045	1,525	4,481

Cash and cash equivalents — end of period	$16,696	$8,309	$35,045	$1,525

See accompanying notes to condensed financial information of the parent company

LORAL SPACE & COMMUNICATIONS INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

NOTES TO CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

1. Basis of Presentation

Loral Space & Communications Inc. (“New Loral”) together with its subsidiaries is a leading satellite communications company with substantial activities in satellite manufacturing and satellite-based communications services. New Loral, a Delaware corporation, was formed on June 24, 2005, to succeed to the business conducted by its predecessor registrant, Loral Space & Communications Ltd. (“Old Loral”), which emerged from chapter 11 of the federal bankruptcy laws on November 21, 2005 (the “Effective Date”).

We adopted fresh start accounting as of October 1, 2005, in accordance with Statement of Position No. 90-7, Financial Reporting of Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Accordingly, our financial information disclosed under the heading “Successor Registrant” for the periods ended and as of December 31, 2006 and 2005, respectively, is presented on a basis different from, and is therefore not comparable to, our financial information disclosed under the heading “Predecessor Registrant” for the period ended and as of October 1, 2005 (the date we adopted fresh-start accounting) or for prior periods.

The terms “Loral,” the “Company,” “we,” “our” and “us,” when used in this report with respect to the period prior to our emergence, are references to Old Loral, and when used with respect to the period commencing after our emergence, are references to New Loral. These references include the subsidiaries of Old Loral or New Loral, as the case may be, unless otherwise indicated or the context otherwise requires.

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

No cash dividends were paid to Loral by its subsidiaries or its affiliates during 2006, the period October 2, 2005 to December 31, 2005, the period January 1, 2005 to October 1, 2005 and for the year ended December 31, 2004.

These condensed financial statements should be read in conjunction with Loral’s consolidated financial statements and the accompanying notes thereto.

2.	Guarantees and Contingencies

Loral has guaranteed performance obligations of Space Systems/Loral, Inc. (“SS/L”) under certain of SS/L’s customer contracts.

Of the matters described under the heading Financial Matters in Note 19, Commitments and Contingencies, to the consolidated financial statements, Loral has certain obligations to the U.S. Department of State pursuant to a consent agreement.

Of the matters described under the heading Legal Proceedings in Note 19 to the consolidated financial statements, Loral is a party to all of these contingencies with the exception of the litigation with Rainbow DBS Holdings, Inc.

SCHEDULE II

LORAL SPACE & COMMUNICATIONS INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2006, 2005 and 2004
(in thousands)

		Additions
	Balance at	Charged to	Charged to	Deductions	Balance at
	Beginning	Costs and	Other	From	End of
Description	of Year	Expenses	Accounts(1)	Reserves(2)	Year

Predecessor Registrant:
Year ended 2004
Allowance for billed receivables	$11,703	$(2,144)	$(13)	$(3,101)	$6,445
Allowance for long-term receivables	20,177	—	—	(20,177)	—

Total Receivables allowance	$31,880	$(2,144)	$(13)	$(23,278)	$6,445

Inventory allowance	$41,736	$3,324	$—	$(11,060)	$34,000

Deferred tax valuation allowance	$670,922	$81,029	$(5,014)	$(87,154)	$659,783

January 1, 2005-October 1, 2005
Allowance for billed receivables	$6,445	$(2,880)	$2	$942	$4,509

Inventory allowance	$34,000	$2,127	$—	$(2,207)	$33,920

Deferred tax valuation allowance	$659,783	$(321,244)	$(1,615)	$—	$336,924

Successor Registrant:
October 2, 2005-December 31, 2005
Allowance for billed receivables	$4,509	$953	$—	$—	$5,462

Inventory allowance	$33,920	$1,525	$—	$(1,703)	$33,742

Deferred tax valuation allowance	$336,924	$422	$—	$—	$337,346

Year ended 2006
Allowance for billed receivables	$5,462	$(307)	$1	$(3,532)	$1,624

Inventory allowance	$33,742	$1,678	$—	$(5,822)	$29,598

Deferred tax valuation allowance	$337,346	$—	$3,905	$(36,367)	$304,884

(1)	Allowance for long-term receivables recorded as a reduction to revenues. Deferred tax valuation allowance against Old Loral deferred tax assets recorded to goodwill.

(2)	Receivable allowance reflects write-offs of uncollectible accounts. Inventory allowance was primarily reduced as a result of disposals of the related inventory. Reversal of excess deferred tax valuation allowance recorded as a reduction to goodwill.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of
XTAR, L.L.C.
600 Third Avenue
New York, NY 10016

We have audited the accompanying consolidated balance sheet of XTAR, L.L.C. and subsidiary (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, members’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
New York, NY
March 13, 2007

XTAR, L.L.C.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	December 31,
	2006	2005
		(unaudited)

ASSETS
Current assets:
Cash	$3,091	$5,687
Accounts receivable, net	2,595	751
Other current assets	717	914

Total current assets	6,403	7,352
Property, plant and equipment, net (Note 5)	125,248	134,905
Other assets, net (Note 6)	469	503

Total assets	$132,120	$142,760

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$321	$144
Accrued employment costs	431	438
Income taxes payable	21	27
Deferred revenue	—	2,191
Note payable (Note 7)	5,754	13,714
Customer advances	462	—
Payable to related parties (Note 9)	13,156	4,722

Total current liabilities	20,145	21,236
Term loan (Note 10)	12,603	11,653
Other long-term liabilities (Note 11)	20,493	18,363

Total liabilities	53,241	51,252
Members’ equity:
Loral Skynet	44,235	51,307
Hisdesat	34,644	40,201

Total members’ equity	78,879	91,508

Total liabilities and members’ equity	$132,120	$142,760

See notes to consolidated financial statements.

XTAR, L.L.C.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
		(unaudited)	(unaudited)

Revenues from satellite services	$8,416	$2,870	$—
Related party revenues from satellite services	6,918	6,573	—
Cost of satellite services	20,735	11,674	898
Selling, general and administrative expenses	3,232	3,194	1,488

Operating loss	(8,633)	(5,425)	(2,386)
Interest and investment income	150	153	30
Interest expense	3,496	3,376	—
Other income (expense)	(134)	32	(2)

Loss before taxes	(12,113)	(8,616)	(2,358)
Income tax provision	516	986	4

Net loss	$(12,629)	$(9,602)	$(2,362)

See notes to consolidated financial statements.

XTAR, L.L.C.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
		(unaudited)	(unaudited)

Operating activities:
Net loss	$(12,629)	$(9,602)	$(2,362)
Non-cash items:
Depreciation and amortization	9,693	7,195	8
Non-cash interest expense	1,950	2,280	—
Other — Accretion to launch consideration payable to Arianespace	1,525	1,070	—
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(1,646)	(1,378)	13
Accounts payable and other current liabilities	631	(30)	(180)
Deferred revenue	(2,191)	2,191	—
Income taxes payable	(6)	23	3
Long-term liabilities	605	—	—
Payable to related parties	8,432	1,861	535

Net cash provided by (used in) operating activities	6,364	3,610	(1,983)

Investing activities:
Capital expenditures	—	(19,548)	(6,971)

Net cash used in investing activities	—	(19,548)	(6,971)

Financing activities:
Hisdesat term loan	—	10,787	—
Notes payable borrowings (repayments)	(8,960)	(3,500)	—
Equity contribution — Loral	—	7,354	5,235
Equity contribution — Hisdesat	—	5,778	4,114

Net cash provided by (used in) financing activities	(8,960)	20,419	9,349

Net (decrease) increase in cash and cash equivalents	(2,596)	4,481	395
Cash and cash equivalents — beginning of year	5,687	1,206	811

Cash and cash equivalents — end of year	$3,091	$5,687	$1,206

See notes to consolidated financial statements.

XTAR, L.L.C.

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
(In thousands)

	Loral Space &
	Communications		Loral Skynet	Hisdesat Servicios
	Corporation	Space Systems/ Loral	International LLC	Estrategicos, S.A.	Total

Balance January 1, 2004 (unaudited)	$27,619	$17,799		$35,573	$80,991
Additional capital contributions (unaudited)		5,235		4,114	9,349
Net loss (unaudited)	(758)	(565)		(1,039)	(2,362)

Balance December 31, 2004 (unaudited)	26,861	22,469		38,648	87,978
Additional capital contributions (unaudited)		7,354		5,778	13,132
Net loss — for the period January 01, 2005 to November 21, 2005 (unaudited)	(2,327)	(1,344)		(2,885)	(6,556)
(Sale)/purchase of membership interests (unaudited)	(24,534)	(28,479)	53,013

Net loss — for the period November 22, 2005 to December 31, 2005 (unaudited)			(1,706)	(1,340)	(3,046)

Balance December 31, 2005 (unaudited)			51,307	40,201	91,508
Net loss	—	—	(7,072)	(5,557)	(12,629)

Balance December 31, 2006	$—	$—	$44,235	$34,644	$78,879

See notes to consolidated financial statements.

XTAR, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, unless otherwise noted)

1.	Organization and Principal Business

XTAR, L.L.C. (“XTAR” or the “Company”), is a joint venture between Loral Skynet International, LLC (“Loral Skynet”), a wholly-owned subsidiary of Loral Space & Communications Inc. (“Loral”) and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”), a consortium comprised of leading Spanish telecommunications companies, including Hispasat, S.A., and agencies of the Spanish government. Loral Skynet owns 56% of XTAR and Hisdesat owns 44%. Prior to Loral Skynet acquiring the 56% interest in November 2005, Loral’s other subsidiaries namely, Space Systems/ Loral, Inc. (“SS/L”) and Loral Space and Communications Holdings Corporation held 30.5% and 25.5% interest in XTAR, respectively. XTAR was formed to provide satellite-based X-band communications services to United States, Spanish and allied governments. XTAR operates in accordance with an operating agreement dated July 12, 2001, as amended, which requires approval from both Loral and Hisdesat for significant operating decisions.

XTAR successfully launched its XTAR-EUR satellite, which was constructed by SS/L, on February 12, 2005 and it commenced service in March 2005. XTAR also leases X-band transponders (marketed as XTAR-LANT) on the Spainsat satellite, which was constructed by SS/L for Hisdesat. Spainsat was successfully launched on March 11, 2006 and commenced service in April 2006. The XTAR-EUR and XTAR-LANT satellites provide high-power X-band communication services over a large portion of the earth, including North America west to Colorado Springs, Colorado; South America, Europe, and the Middle East; Asia east to Singapore; and the Atlantic and Indian Oceans.

2.	Basis of Presentation

XTAR has a December 31 year-end. The financial statements for each of the three years in the period ended December 31, 2006, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

The accompanying consolidated financial statements and related footnotes as of December 31, 2005 and 2004 and for the years then ended are unaudited. They have been prepared on a basis consistent with that used in preparing the 2006 consolidated financial statements and footnotes thereto and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of XTAR’s financial position, results of operations and cash flows as of December 31, 2005 and 2004 and for the years then ended.

3.	Summary of Significant Accounting Policies

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

Principles of Consolidation

The consolidated financial statements include the accounts of XTAR and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

XTAR, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, unless otherwise noted)

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost. Depreciation is provided on the straight-line method for the satellite and related equipment over the estimated useful lives of the related assets. Leasehold improvements on transponders leased from Spainsat are being amortized over the life of the lease, which equates to the estimated useful life of the underlying satellite asset. Below are the estimated useful lives of our property, plant and equipment as of December 31, 2006:

Years

Satellite-in-orbit	15
Earth stations	7-15
Equipment, furniture and fixtures	3
Leasehold improvement on Spainsat Transponders	15

Valuation of Satellite, Long-Lived Assets

The carrying value of our satellite and long-lived assets is reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). We periodically evaluate potential impairment loss relating to our satellite and other long-lived assets, when a change in circumstances occurs, by assessing whether the carrying amount of these assets can be recovered over their remaining lives through future undiscounted expected cash flows generated by those assets (excluding financing costs). If the expected undiscounted future cash flows were less than the carrying value of the long-lived asset, an impairment charge would be recorded based on such asset’s estimated fair value. Changes in estimates of future cash flows could result in a write-down of the asset in a future period. Estimated future cash flows from our satellite could be impacted by, among other things:

•	Changes in estimates of the useful life of the satellite

•	Changes in estimates of our ability to operate the satellite at expected levels

•	Changes in the manner in which the satellite is to be used

•	The loss of one or several significant customer contracts on the satellite

If an impairment loss was indicated for a satellite, such amount would be recognized in the period of occurrence, net of any insurance proceeds to be received so long as such amounts are determinable and receipt is probable. If no impairment loss was indicated in accordance with SFAS 144, and we received insurance proceeds, the proceeds would be recognized in our statement of operations.

Revenue Recognition

We provide satellite capacity under lease agreements that generally provide for the use of satellite transponders for periods generally ranging from three months to three years. Some of these agreements have certain obligations, including providing spare or substitute capacity, if available, in the event of satellite failure. If no spare or substitute capacity is available, the agreement may be terminated. Revenue under transponder lease agreements is recognized as services are performed, provided that a contract exists, the price is fixed or determinable and collectibility is reasonably assured. Revenues under contracts that include fixed lease payment increases are recognized on a straight-line basis over the life of the lease.

Income Taxes

XTAR is a Delaware limited liability company treated as a partnership for U.S. tax purposes. As such, no U.S. income tax provision (benefit) is included in the accompanying financial statements since U.S. income taxes

XTAR, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, unless otherwise noted)

are the responsibility of its members. XTAR is subject to foreign income taxes on certain income from sources outside the United States.

Additional Cash Flow Information

The following represents supplemental information to the consolidated statements of cash flows:

	December 31,
	2006	2005	2004

Supplemental information:
Financed launch vehicle acquisition	$—	$12,300	$—

Capital expenditure incurred and unpaid — Arianespace incentive cap	$—	$17,293	$—

Capital expenditure incurred and unpaid — related parties	$2	$562	$1,229

Interest paid	$—	$—	$—

Foreign taxes paid, net of refunds	$522	$963	$—

Loral and Hisdesat provide certain services to XTAR (Note 9) and they have agreed to defer their receivables from XTAR until March 31, 2008. Without such deferment, the net cash provided by (used in) operating activities for the years ended December 31, 2006, 2005 and 2004 would have been $ (2,068), $ 1,749 and $ (2,518), respectively.

Net Loss Allocation

Net losses are allocated to the capital accounts of the members in proportion to their percentage interests. Under the terms of the LLC Operating Agreement, members’ capital accounts are calculated in accordance with the principles of U.S. Treasury regulations governing the allocation of taxable income and loss including adjustments to reflect the fair value (including intangibles) of company assets upon certain capital transactions including a sale of membership interests. Such adjustments are not permitted under generally accepted accounting principles and, accordingly, are not reflected in the accompanying financial statements.

Foreign Currency

XTAR uses the US dollar as its functional currency. Foreign currency denominated current assets and liabilities are remeasured into U.S. dollars at the period end rate and the expenses are translated at the average exchange rate in effect during each period. Non current assets, liabilities and equity are maintained at historical cost. Gains or losses are recognized in other income/(expense) on the consolidated statements of operations. During the years ended December 31, 2006, 2005 and 2004, the net foreign currency transaction gains/(losses) were $ (134), $32 and $ (2), respectively.

Comprehensive Income

Comprehensive income (loss) is comprised of two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under U.S. GAAP are recorded as an element of members’ equity, but are excluded from net loss. Comprehensive loss for the years ended December 31, 2006, 2005 and 2004 was the same as net loss.

XTAR, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, unless otherwise noted)

4.	New Accounting Pronouncements

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning fiscal 2007. While we are still evaluating the impact of adopting FIN 48, we believe the impact upon adoption will be minimal.

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

EITF 06-3

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The guidance in this Issue is effective for interim and annual reporting periods beginning after December 15, 2006. In the 2006 consolidated statement of operations the Company has included $522 in gross revenue for taxes collected from customers to be remitted to government authorities.

SAB 108

In September of 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This bulletin summarizes the SEC staff’s views regarding the process of quantifying financial statement misstatements. Implementation of SAB No. 108 did not have any impact on the Company’s financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for us on January 1, 2008, although we can choose to adopt it on January 1, 2007 if we also adopt SFAS 157 at that time. We have not decided if we will early adopt SFAS 159 or if we will choose to measure any eligible financial assets and liabilities at fair value.

XTAR, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, unless otherwise noted)

5.	Property, Plant and Equipment

	December 31,
	2006	2005

Satellite in-orbit	$130,436	$130,436
Earth stations	9,177	9,177
Equipment, furniture and fixtures	385	383
Leasehold improvement on transponders	2,100	2,100

	142,098	142,096
Accumulated depreciation and amortization	(16,850)	(7,191)

Property, plant and equipment, net	$125,248	$134,905

The basis for all property, plant and equipment is historical cost. Depreciation and amortization expense for property, plant and equipment was $ 9,693, $7,195 and $8 for the years ended December 31, 2006, 2005 and 2004, respectively.

The transponder capacity on our satellite in-orbit is available for lease to customers. Future minimum lease receipts due from customers under long-term operating leases for transponder capacity as of December 31, 2006 are as follows:

Year

2007	$9,878
2008	7,172
2009	2,627
2010	563
2011	580
Thereafter	—

6.	Other Assets

	December 31,
	2006	2005

Intangible assets:
Regulatory and orbital slot	$518	$518
Accumulated amortization	(60)	(26)

Intangible assets, net	458	492
Other assets	11	11

Total other assets	$469	$503

In connection with the execution of the Company’s LLC operating agreement, Hisdesat agreed to freely license XTAR the right to the XTAR-EUR orbital slot provided that XTAR would reimburse the related orbital slot filing and regulatory fees. The Company has paid $518 of such filing and regulatory fees and has recorded the amounts as an intangible asset on the consolidated balance sheet amortized over a 15 year useful life.

XTAR, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, unless otherwise noted)

Total pre-tax amortization expense was $34.5, $26 and nil for the years ended December 31, 2006, 2005 and 2004, respectively. Annual pre-tax amortization for intangible assets for the five years ended December 31, 2011 is estimated to be as follows:

Year

2007	$34.5
2008	34.5
2009	34.5
2010	34.5
2011	34.5

7.	Note Payable

	December 31,
	2006	2005

Arianespace:
Principal amount	$3,340	$12,300
Interest accrued and due	2,414	1,414

Total	$5,754	$13,714

Arianespace Launch Service Agreement

XTAR entered into a Launch Services Agreement with Arianespace, S.A. (“Arianespace”) providing for the launch of its satellite on Arianespace’s Ariane 5 ECA launch vehicle. Arianespace initially provided, from the launch date of the XTAR-EUR satellite, a one-year, $15,800, 10% interest paid-in-kind (i.e., paid in additional debt), loan for a portion of the launch price. The remainder of the launch price consists of a revenue-based fee, discussed in Note 11, to be paid over time by XTAR. This loan is secured by certain of XTAR’s assets, including the XTAR-EUR satellite, ground equipment and rights to the orbital slot (the “Collateral”). If XTAR is unable to repay the Arianespace loan when due, Arianespace may seek to foreclose on the Collateral. XTAR amended the loan agreement on October 25, 2005 and extended the maturity date to November 2, 2006, and agreed to make amortization payments of $3,500 each on November 30, 2005 and February 28, 2006. The amendment further provided that commencing July 2006, any excess cash balance over $3,000 shall be used to pre-pay the outstanding loan balance. By another amendment dated October 16, 2006, Arianespace agreed to extend the maturity date of the loan from November 2, 2006 to September 30, 2007, in return for XTAR agreeing to minimum cash sweep payments of $3,000 by November 15, 2006, $5,000 by February 15, 2007 and $7,000 by May 15, 2007, as well as foregoing the ability to incur secured debt on the Collateral. XTAR paid $3,500 principal payments on November 30, 2005 and February 28, 2006. In addition to the two stipulated payments, XTAR paid a sum of $5,460 in the later half of 2006 towards the principal amount. As of December 31, 2006, $5,754 comprising principal and accrued interest was outstanding under the Arianespace loan.

XTAR has agreed with Arianespace under its loan agreement that it will maintain in-orbit insurance for its XTAR-EUR satellite in an amount sufficient to pay off the Arianespace loan in full, with Arianespace named as loss payee for such portion. Following repayment of the Arianespace loan, XTAR is required to maintain in-orbit insurance of at least $15 million with Arianespace named as loss payee for such amount for so long as XTAR has incentive payment obligations to Arianespace under the launch services agreement. To the extent that XTAR procures additional insurance beyond this required amount, Arianespace has the right to receive a portion of such excess insurance proceeds, pro rata based on the amount of the incentive cap then outstanding under the launch

XTAR, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, unless otherwise noted)

services agreement relative to the interests of the other loss payees. XTAR is also required under the terms of its promissory note with Hisdesat to name Hisdesat as the loss payee for up to $10.8 million of the amount insured.

8.	Income Taxes

The provision for income taxes on the loss from operations before taxes consists of a current foreign tax provision in the amount of $516, $986 and $4 for the years ended December 31, 2006, 2005 and 2004, respectively.

XTAR is a Delaware limited liability company treated as a partnership for U.S. tax purposes. As such, no U.S. income tax provision (benefit) is required since U.S. income taxes are the responsibility of its members. Generally, taxable income or loss, deductions and credits are passed through to its members in proportion to their percentage interest.

XTAR is subject to foreign income taxes on certain income from sources outside the United States, including sales to customers in certain countries, such as Spain, where a withholding tax is imposed against the gross sale in lieu of a tax on net income, and branch income earned in certain foreign countries. During 2006 and 2005 we paid $522 and $963 of Spanish withholding tax.

9.	Related Party Transactions:

In addition to the transaction described in Note 10, XTAR has additional transactions with its affiliates. The following describes such related party transactions.

  Lease of Capacity to Hisdesat on XTAR-EUR

XTAR leases X-Band space segment capacity to Hisdesat on XTAR-EUR satellite. Hisdesat started leasing capacity on XTAR-EUR in April 2005. Hisdesat initially signed a contract for leasing capacity for a period of 14 months beginning April 2005. Hisdesat signed another contract for a 3 year period beginning June 1, 2006 for a monthly fee of $372 (net of imposed foreign taxes). Revenue recognized under the above contracts during the years ended December 31, 2006, 2005 and 2004 were $6,918, $6,573 and nil, respectively. Hisdesat is current with its payment obligations to XTAR and there were no amounts outstanding as of December 31, 2006 and 2005.

XTAR and Hisdesat have also entered into a back-to-back service agreement whereby Hisdesat leases from XTAR space segment capacity to be re-leased by Hisdesat to its customers. Under the terms of this agreement minimal capacity was leased out to Hisdesat during the period ended December 31, 2006.

XTAR has agreed to provide back-up service to Hisdesat in the event of a partial or total failure of the Spainsat satellite. Accordingly, the 238 MHz of transponder capacity on XTAR-EUR that would be utilized to provide such back-up service can be leased by XTAR only on a preemptible basis. Hisdesat is not required to make any payments to XTAR until such capacity is actually utilized, at which time, if the full 238 MHz is utilized, Hisdesat would pay to XTAR $1.3 million per month for such capacity.

Lease Obligation to Hisdesat

XTAR signed an agreement with Hisdesat in February 2002 to procure satellite transponder capacity on the Spainsat (XTAR-LANT) satellite for commercial resale to XTAR customers. The agreement provides a minimum lease obligation of 25% ramping up to 90% of the 8 transponders made available by Hisdesat through the end of life of Spainsat satellite. Spainsat was successfully launched on March 11, 2006 and commenced service in April 2006. XTAR’s lease obligation to Hisdesat for the XTAR-LANT transponders was initially $7,744 per year, ultimately growing to $27,486. Under this lease agreement, Hisdesat may also be entitled under certain circumstances to a share of the revenues generated on the XTAR-LANT transponders. Cost of satellite services recognized under the lease obligations for the years ended December 31, 2006, 2005 and 2004 were $5,201, nil and nil, respectively. Total

XTAR, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, unless otherwise noted)

amount due to Hisdesat under the lease obligation for the years ended December 31, 2006 and 2005, are $4,596 and nil, respectively. The following table presents the future minimum lease payments:

Year

2007	$13,155
2008	23,051
2009	23,420
2010	23,794
2011	24,175
Thereafter	244,631

Operations Services Agreements with Hisdesat

XTAR signed an agreement with Hisdesat in January 2005 whereby Hisdesat provides ground control system operation and maintenance services through the end of life of XTAR-EUR satellite. XTAR is to pay Hisdesat Euros 41 per month ($54 on the basis of exchange rate as of December 31, 2006). Cost of satellite services recognized under this agreement for the years ended December 31, 2006, 2005 and 2004 were $696, $646 and $478, respectively. XTAR and Hisdesat have also entered into an agreement whereby Hisdesat provides XTAR tax and legal representation in Spain. Expenses related to these services are included in selling, general and administrative expenses and for the years ended December 31, 2006, 2005 and 2004 amounted to $99, $69 and nil, respectively. Amounts due to Hisdesat under these agreements as of December 31, 2006 and December 31, 2005 stood at $2,907 and $1,827, respectively.

Hisdesat Management Agreement with XTAR

XTAR and Hisdesat have entered into a management agreement whereby Hisdesat provides general & specific services of technical, financial, commercial and administrative nature to XTAR in Europe and Latin America. For the services rendered by Hisdesat, XTAR is to pay a quarterly, management fee equal to 2.9% of XTAR’s quarterly gross revenues. Expenses recognized under the agreement included in selling, general and administrative expense for the years ended December 31, 2006, 2005 and 2004 were $443, $274 and nil, respectively. Amounts due to Hisdesat under the Management Agreement as of December 31, 2006 and December 31, 2005 stood at $717 and $274, respectively.

Loral Skynet Corporation Service Agreements and Arrangements with XTAR

XTAR signed agreements with Loral Skynet Corporation (“LSC”) (a subsidiary of Loral) in January 2004 whereby LSC is to provide telemetry, tracking and control (TT&C) services, access management services through the end of life of XTAR-EUR satellite, satellite construction oversight services and satellite access management. XTAR is to pay LSC $45 per month for TT&C and $27 per month for access management. Cost of satellite services recognized under these agreements for the years ended December 31, 2006, 2005 and 2004 are $ 933, $863 and nil, respectively.

XTAR and LSC have also entered into agreements whereby LSC provides to XTAR (i) certain general and administrative services, and (ii) US employee benefits administration. Selling, general and administrative expenses recognized under these agreements for the years ended December 31, 2006, 2005 and 2004 are $424, $254 and $233, respectively. Also, certain XTAR employees participate in the Loral pension plans. Loral charges XTAR for this cost which amounted to $55, $101 and nil for the years ended December 31, 2006, 2005 and 2004, respectively. Amounts due to Skynet under these agreements as of December 31, 2006 and December 31, 2005 were $4,013 and $2,266, respectively.

XTAR, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, unless otherwise noted)

Loral Skynet Corporation Management Agreement with XTAR

XTAR and LSC have entered into a management agreement whereby LSC provides general & specific services of a technical, financial, commercial and administrative nature to XTAR. For the services rendered by LSC, XTAR is to pay a quarterly, management fee equal to 3.7% of XTAR’s quarterly gross revenues. Selling, general and administrative expenses recognized under these agreements for the years ended December 31, 2006, 2005 and 2004 were $567, $349 and nil, respectively. Amounts due to LSC under the management agreement as of December 31, 2006 and December 31, 2005 stood at $916 and $349, respectively.

Deferment arrangement with Loral and Hisdesat

As of December 31, 2006 and 2005, XTAR owes Hisdesat and Loral, including its subsidiaries, $13,156 and $4,722, respectively (“Outstanding balances”), for various service agreements. Hisdesat and Loral have agreed that XTAR may defer payment of the Outstanding balances, in addition to any additional amounts incurred and unpaid under the various service agreements on or after January 1, 2007, through at least March 31, 2008.

10.	Term Loan

Hisdesat Term Loan

In January 2005, Hisdesat provided XTAR with a convertible 8% loan in the amount of $10,787 due 2011, for which Hisdesat received enhanced governance rights in XTAR. If Hisdesat were to convert the loan into XTAR equity, Loral Skynet’s equity interest in XTAR would be reduced to 51% and Hisdesat’s equity interest would increase to 49%. The following table presents the principal amount and interest accrued due on the term loan.

	December 31,
	2006	2005

Principal amount	$10,787	$10,787
Interest accrued and due	1,816	866

Total	$12,603	$11,653

11.	Other Long Term Liabilities

As described in Note 7, XTAR entered into a Launch Services Agreement with Arianespace providing for the launch of its XTAR-EUR satellite on Arianespace’s Ariane 5 ECA launch vehicle. Arianespace provided a one-year, $15,800, 10% interest paid-in-kind loan for a portion of the launch price in addition to a revenue-based fee (incentive portion) to be paid over time for the remainder of the launch price. The incentive portion of the launch service price is based on 3.5% of annual operating revenues during the 15 year in-orbit operations of the satellite subject to a maximum threshold, as defined in the Launch Services Agreement (the “Incentive Cap”). The Incentive Cap is set at $20,000 through December 2007 and shall be increased by $208 each month beginning January 2008 to a maximum of $50,000 on December 1, 2019. The Company has the option to prepay some or all of this incentive portion and once the incentive payments actually paid to Arianespace equals the Incentive Cap at any point in time, we will have no further payment obligation to Arianespace. At the end of XTAR-EUR’s useful life, the Company will have no further obligation to Arianespace on the incentive portion, even if the aggregate amount of the incentive fee payments shall not have reached the $50,000 Incentive Cap.

XTAR, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Amounts in thousands, unless otherwise noted)

The following table summarizes the long term liabilities as of December 31, 2006 and December 31, 2005.

	December 31,
	2006	2005

Long-Term Liabilities:
Straight-lining of Spainsat lease	$605	—
Arianespace Incentive	19,888	$18,363

Total Long-Term Liabilities	$20,493	$18,363

12.	Revenue Information

Revenue by Customer Location

The following table presents our revenues by country based on customer location for each of the three years in the period ended December 31, 2006.

	2006	2005	2004

United States	$8,416	$2,870	$—
Spain	6,918	6,573	—

	$15,334	$9,443	$—

13.	Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial instruments.

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of the Company’s notes payable and term loan, with a conversion option, is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

The estimated fair value of XTAR’s financial instruments is as follows:

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Arianespace note payable	$5,754	$5,904	$13,714	$14,244
Hisdedsat term loan	$12,603	$12,371	$11,653	$10,950