Form 10-Q
period 2007-03-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2007-05-10
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, there were 20,065,856 shares of Loral Space & Communications Inc. common stock outstanding.

PART 1.
FINANCIAL INFORMATION

Item 1.	Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$390,345	$186,542
Short-term investments	116,540	106,588
Accounts receivable, net	12,633	76,420
Contracts-in-process	128,781	40,433
Inventories	93,036	82,183
Other current assets	55,909	55,534

Total current assets	797,244	547,700
Property, plant and equipment, net	562,535	558,879
Long-term receivables	92,985	81,164
Investments in and advances to affiliates	94,676	97,202
Goodwill	312,861	305,691
Other assets	131,930	139,275

Total assets	$1,992,231	$1,729,911

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,833	$67,604
Accrued employment costs	33,501	43,797
Customer advances and billings in excess of costs and profits	256,576	242,661
Income taxes payable	1,584	2,567
Accrued interest and preferred dividends	11,606	20,097
Other current liabilities	25,327	42,828

Total current liabilities	397,427	419,554
Pension and other post retirement liabilities	170,656	167,987
Long-term debt	128,054	128,084
Long-term liabilities	165,009	153,028

Total liabilities	861,146	868,653
Minority interest	225,617	214,256
Commitments and contingencies
Shareholders’ equity:
Series A-1 Cumulative 7.5% convertible preferred stock, $0.01 par value 2,200,000 shares authorized, 136,526 shares issued and outstanding	40,237	—
Series B-1 Cumulative 7.5% convertible preferred stock, $0.01 par value 2,000,000 shares authorized, 858,486 shares issued and outstanding	253,013	—
Common stock, $.01 par value	201	200
Paid-in capital	637,828	644,708
Accumulated deficit	(63,106)	(37,981)
Accumulated other comprehensive income	37,295	40,075

Total shareholders’ equity	905,468	647,002

Total liabilities and shareholders’ equity	$1,992,231	$1,729,911

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenues from satellite manufacturing	$187,677	$136,492
Revenues from satellite services	32,855	35,484

Total revenues	220,532	171,976
Cost of satellite manufacturing	174,101	125,948
Cost of satellite services	24,967	23,830
Selling, general and administrative expenses	33,262	28,414

Operating loss	(11,798)	(6,216)
Interest and investment income	6,554	4,544
Interest expense	(2,813)	(5,168)
Other income	4,046	1,014

Loss before income taxes, equity losses in affiliates and minority interest	(4,011)	(5,826)
Income tax provision	(3,401)	(2,594)

Loss before equity losses in affiliates and minority interest	(7,412)	(8,420)
Equity losses in affiliates	(2,425)	(1,420)
Minority interest	(6,986)	(6,000)

Net loss	(16,823)	(15,840)
Preferred dividends	(2,063)	—
Beneficial conversion feature related to the issuance of Loral Series A-1 Preferred Stock (Note 11)	(24,476)	—

Net loss applicable to common shareholders	$(43,362)	$(15,840)

Basic and diluted loss per common share:
Basic loss per share	$(2.16)	$(0.79)

Diluted loss per share	$(2.16)	$(0.79)

Weighted average shares outstanding:
Basic	20,041	20,000

Diluted	20,041	20,000

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Operating activities:
Net loss	$(16,823)	$(15,840)
Non-cash operating items	26,435	24,977
Changes in operating assets and liabilities:
Accounts receivable, net	63,926	48,849
Contracts-in-process	(89,159)	22,706
Inventories	(11,233)	1,221
Long-term receivables	(106)	(2,261)
Other current assets and other assets	3,807	4,646
Accounts payable	656	(15,835)
Accrued expenses and other current liabilities	(31,117)	(11,875)
Customer advances	4,894	20,692
Income taxes payable	(983)	181
Pension and other postretirement liabilities	1,894	4,295
Long-term liabilities	621	3,668
Other	—	15

Net cash (used in) provided by operating activities	(47,188)	85,439

Investing activities:
Capital expenditures	(20,447)	(6,066)
Increase in restricted cash in escrow	(2,796)	—
Proceeds received from the disposition of an orbital slot	—	5,742
Proceeds received from the sale of short-term investments	107,670	—
Purchase of short-term investments	(117,622)	—

Net cash used in investing activities	(33,195)	(324)

Financing activities:
Proceeds from the sale of preferred stock	293,250	—
Proceeds from the exercise of stock options	1,653	—
Preferred stock issuance costs	(8,948)	—
Cash dividends paid on preferred stock of subsidiary	(1,769)	—

Net cash provided by financing activities	284,186	—

Net increase in cash and cash equivalents	203,803	85,115
Cash and cash equivalents — beginning of period	186,542	275,796

Cash and cash equivalents — end of period	$390,345	$360,911

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business

Loral Space & Communications Inc. (“New Loral”), together with its subsidiaries is a leading satellite communications company with substantial activities in satellite manufacturing and satellite-based communications services. New Loral, a Delaware corporation, was formed on June 24, 2005, to succeed to the business conducted by its predecessor registrant, Loral Space & Communications Ltd. (“Old Loral”), which emerged from chapter 11 of the federal bankruptcy laws on November 21, 2005 (the “Effective Date”).

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

Satellite Services:  Our subsidiary, Loral Skynet Corporation (“Loral Skynet”), operates a global fixed satellite services business. Loral Skynet leases transponder capacity to commercial and government customers for video distribution and broadcasting, high-speed data distribution, Internet access and communications, as well as provides managed network services to customers using a hybrid satellite and ground-based system. Loral Skynet has four in-orbit satellites and has one satellite under construction at SS/L. It also provides professional services to other satellite operators such as fleet operating services.

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

The Debtors emerged from Chapter 11 on November 21, 2005 pursuant to the terms of their fourth amended joint plan of reorganization, as modified (the “Plan of Reorganization”). The Plan of Reorganization had previously been confirmed by order (the “Confirmation Order”) of the Bankruptcy Court entered on August 1, 2005. Pursuant to the Plan of Reorganization, among other things, the business and operations of Old Loral were transferred to New Loral, and Loral Skynet and SS/L emerged intact as separate subsidiaries of reorganized Loral.

Certain appeals (the “Appeals”) filed by Old Loral shareholders acting on behalf of the self-styled Loral Stockholders Protective Committee (“LSPC”) seeking, among other things, to revoke the Confirmation Order and to rescind the approval of the Federal Communications Commission (“FCC”) of the transfer of our FCC licenses from Old Loral to New Loral remain outstanding. We believe that these Appeals are completely without merit and will not have any effect on the completed reorganization (see Note 12).

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

The December 31, 2006 balance sheet has been derived from the audited consolidated financial statements at that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Cash and Cash Equivalents and Short-term Investments

As of March 31, 2007, the Company had $521.7 million of cash, short-term investments and restricted cash, of which $116.5 million is in the form of short-term investments and $15 million is in the form of restricted cash ($3 million included in other current assets and $12 million included in other assets on our consolidated balance sheet). Short-term investments consist of investments whose maturity at time of purchase was greater than 90 days and less than one year or investments which had been long-term whose final maturity is less than one year from March 31. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date. Our short-term investments include corporate bonds, Euro dollar bonds, certificates of deposit, commercial paper, Federal Agency notes and auction rate securities. Auction rate securities are long-term obligations that are sold and purchased through an auction process for a period of 7, 28, 35 or 49 days. Auction rate securities are considered to be short-term investments and are classified as available-for-sale securities. Available-for-sale securities are carried at fair value with unrealized gains and losses, if any, reported in accumulated other comprehensive income. The carrying value of our auction rate securities at March 31, 2007 approximates their cost.

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

The Loral Skynet Preferred Stock is reflected as minority interest on our condensed consolidated balance sheet and accrued dividends of $6.7 million and $6.0 million for the three months ended March 31, 2007 and 2006,

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, are reflected as minority interest on our condensed consolidated statement of operations. On January 12, 2007, Loral Skynet paid a dividend on its Loral Skynet Preferred Stock of $12.86 million, which covered the period from July 14, 2006 through January 11, 2007. The dividend consisted of $1.77 million in cash and $11.09 million through the issuance of 55,434 additional shares of Loral Skynet Preferred Stock. At March 31, 2007, 1,126,715 shares of Loral Skynet Preferred Stock, with a carrying value of $225.3 million, were issued and outstanding.

Income Taxes

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For benefits to be recognized in the financial statements, a tax position must be more-likely-than-not to be sustained upon examination by the taxing authorities based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based upon our analysis, the cumulative effects of adopting FIN 48 have been recorded as an increase of $6.2 million to accumulated deficit, an increase of $7.2 million to goodwill, a decrease of $6.3 million to deferred income tax liabilities and an increase of $19.7 million to long-term liabilities. As of January 1, 2007, the estimated value of our uncertain tax positions is a liability of $60.8 million. We do not anticipate material changes to this liability for the next twelve months, other than additional accruals for interest.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense on a quarterly basis. As of January 1, 2007, we had accrued approximately $5.7 million and $12.6 million for the payment of tax-related interest and penalties, respectively.

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2003. Earlier years related to certain foreign jurisdictions remain subject to examination. Various state and foreign income tax returns are currently under examination. While we intend to contest any future tax assessments that materially exceed our FIN 48 liability for uncertain tax positions, no assurance can be provided that we would ultimately prevail.

The liability for uncertain tax positions is included in long-term liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2007. For the three months ended March 31, 2007, we increased our FIN 48 liability for uncertain tax positions by $1.2 million for additional interest. If our positions are sustained by the taxing authorities, approximately $42.5 million would be treated as a reduction of goodwill and $13.1 million would reduce the Company’s effective tax rate. There were no significant changes to our uncertain tax positions in the first quarter of 2007.

Prior to adopting FIN 48, our policy was to maintain tax contingency liabilities for potential audit issues. The tax contingency liabilities were based on our estimate of the probable amount of additional taxes that may be due in the future. Any additional taxes due would be determined only upon completion of current and future federal, state and international tax audits. At December 31, 2006, we had $42.6 million of tax contingency liabilities included in long-term liabilities.

During 2007 and 2006, we maintained a 100% valuation allowance against our net deferred tax assets except with regard to our deferred tax assets related to AMT credit carryforwards. We will continue to maintain the valuation allowance until sufficient positive evidence exists to support its reversal. If, in the future, we were to determine that we will be able to realize all or a portion of the benefit from our deferred tax assets, a reduction to the valuation allowance as of October 1, 2005 will first reduce goodwill, then other intangible assets

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with any excess treated as an increase to paid-in-capital. The income tax provision for the three months ended March 31, 2007 and 2006 includes our current provision for foreign income taxes and adjustment, if required, to our FIN 48 liabilities for uncertain tax positions and tax contingency liabilities for potential audit issues. The provision for 2007 also includes certain changes to the valuation allowance.

Pensions and Other Employee Benefits

The following table provides the components of net periodic benefit cost for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Service cost	$2,412	$3,375	$360	$300
Interest cost	5,432	5,700	1,250	1,125
Expected return on plan assets	(5,837)	(5,425)	(10)	—
Amortization of prior service credits and net actuarial gain	(700)	—	(75)	—

	$1,307	$3,650	$1,525	$1,425

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Non-cash operating items:
Equity losses in affiliates	$2,526	$1,420
Minority interest	6,986	6,000
Deferred taxes	1,834	—
Depreciation and amortization	19,118	16,288
Stock option compensation	559	583
(Recoveries of) provisions for bad debts on billed receivables	(139)	540
Provisions for inventory obsolescence	380	1,678
Warranty expense accruals	(722)	(390)
Net gain on the disposition of an orbital slot	—	(1,149)
Withholding tax impact of cashless stock option exercises	(143)	—
Non cash net interest and (gain) loss on foreign currency transactions	(3,964)	7

Net non-cash operating items	$26,435	$24,977

Non-cash financing activities:
Issuance of preferred stock by subsidiary as payment for dividend	$11,087	$—

Accrued dividends on Series A-1 and Series B-1 preferred stock	$2,063	$—

Supplemental information:
Interest paid, net of capitalized interest	$10,011	$757

Taxes paid, net of refunds	$1,365	$628

Cash paid for reorganization items:
Professional fees	$—	$(4,342)

New Accounting Pronouncements

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

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. We are

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required to adopt the provisions of this statement as of January 1, 2008. We are currently evaluating the impact of adopting SFAS 159.

4.	Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Net loss	$(16,823)	$(15,840)
Cumulative translation adjustment	30	40
Amortization of prior service credits and net actuarial gain, net of taxes	(469)	—
Unrealized gains on available-for-sale securities, net of taxes	(2,341)	—

Comprehensive loss	$(19,603)	$(15,800)

5.	Contracts-in-Process

	March 31,	December 31,
	2007	2006
	(In thousands)

Amounts billed	$92,362	$18,289
Unbilled receivables	36,419	22,144

	$128,781	$40,433

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

6.	Financial Instruments and Foreign Currency

Derivatives

On December 16, 2006, a joint venture company formed by Loral and Public Sector Pension Investment Board (“PSP”) entered into a share purchase agreement with BCE Inc. and Telesat Canada for the acquisition of all the shares of Telesat Canada and certain other assets for CAD 3.25 billion (see Note 12). As part of the transaction, the acquisition company received financing commitments from a syndicate of banks for $2.173 billion of senior secured credit facilities and $910 million of a senior unsecured bridge facility. The purchase price of Telesat Canada is in Canadian dollars, while most of the debt financing is in U.S. dollars. Accordingly, Loral and PSP have entered into financial commitments to lock in exchange rates to convert some of the U.S. dollar denominated debt proceeds to Canadian dollars. As such, Loral entered into several transactions through its Loral Skynet subsidiary, whereby Loral Skynet guaranteed certain exposures should the Telesat Canada acquisition not close and the transactions are unwound.

In December 2006, Loral Skynet entered into a currency basis swap with a single bank counterparty converting $1.054 billion of U.S. debt into CAD 1.224 billion of Canadian debt for a seven year period beginning December 17, 2007. This debt amortizes 1% per year with a final maturity of December 17, 2014. No cash payment was made by Loral to the counterparty for entering into this transaction. This agreement can be closed at any point prior to December 17, 2007 by simply moving all the terms forward to the closing date of the Telesat Canada acquisition

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

without affecting terms. This agreement is assignable to the Canadian borrowing company on or prior to closing of the credit transaction. Loral Skynet’s liability under this agreement shall not exceed $10 million for the early termination of this agreement resulting from an event of default or termination event. For the three months ended March 31, 2007, Loral recorded a $2.3 million charge to other income reflecting the change in the fair value of the swap. Included in other current liabilities is $4.7 million and $2.4 million as of March 31, 2007 and December 31, 2006, respectively, reflecting the fair value of the swap.

In December 2006, Loral Skynet entered into forward foreign currency contracts with a single bank counterparty selling $497.4 million for CAD 570.1 million ($1.00/CAD 1.1462) with a settlement date of December 17, 2007. In January 2007, Loral Skynet entered into additional forward foreign currency contracts with the same single bank counterparty selling $200.0 million for CAD 232.8 million ($1.00/CAD 1.1640) with a settlement date of December 17, 2007. No cash payments were made by Loral to the single bank counterparty for entering into these transactions. These agreements can be rolled forward to the closing date of the Telesat Canada acquisition with an adjustment in the exchange rate. These agreements are assignable to the Canadian borrowing company on or prior to closing of the credit transaction. For the three months ended March 31, 2007, Loral recorded a $6.3 million gain in other income reflecting the change in the fair value of the forward contracts. As of March 31, 2007, other current assets include $3.0 million reflecting a mark-to-market exchange rate of $1.00/CAD 1.1464. As of December 31, 2006, other current liabilities include $3.3 million reflecting a mark-to-market exchange rate of $1.00/CAD 1.1539. If the forward contracts were not used for the Telesat Canada transaction and had to be terminated, Loral Skynet could have a gain or loss on the termination depending upon the exchange rate at termination. Under the forward foreign currency contracts, Loral Skynet limited its maximum liability under these agreements to a maximum of $107.5 million, (assuming an exchange rate of $1.00/CAD 1.3611) for the early termination of these agreements resulting from an event of default or termination.

Foreign Currency

We, in the normal course of business, are subject to the risks associated with fluctuations in foreign currency exchange rates.

As of March 31, 2007, SS/L had the following amounts denominated in Japanese Yen and EUROs (which have been translated into U.S. dollars based on the March 31, 2007 exchange rates) that were unhedged (in millions):

	Foreign
	Currency	U.S. $

Future revenues — Japanese Yen	¥251.4	$2.1
Future expenditures — Japanese Yen	¥3,172.8	$26.9
Contracts-in-process, unbilled receivables — Japanese Yen	¥29.6	$0.3
Future expenditures — EUROs	€3.7	$5.0

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property, Plant and Equipment

	March 31,	December 31,
	2007	2006
	(In thousands)

Land and land improvements	$27,533	$27,533
Buildings	53,901	53,572
Leasehold improvements	6,693	6,434
Satellites in-orbit, including satellite transponder rights of $136.7 million	386,196	386,196
Satellites under construction	72,050	59,085
Earth stations	18,117	18,141
Equipment, furniture and fixtures	78,507	76,787
Other construction in progress	23,911	18,167

	666,908	645,915
Accumulated depreciation and amortization	(104,373)	(87,036)

	$562,535	$558,879

Depreciation and amortization expense for property, plant and equipment was $17.4 million and $16.9 million for the three months ended March 31, 2007 and 2006, respectively. Accumulated depreciation and amortization as of March 31, 2007 and December 31, 2006 includes $20.8 million and $16.7 million, respectively, related to satellite transponders where Loral has the rights to transponders for the remaining life of the related satellite.

8.	Investment in and Advances to Affiliates

Investment in and advances to affiliates consists of (in thousands):

	March 31,	December 31,
	2007	2006

XTAR equity investment	$94,676	$97,202

Equity losses in affiliates consists of (in thousands):

	Three Months Ended
	March 31,
	2007	2006

XTAR	$(2,526)	$(1,420)
Globalstar service provider partnerships	101	—

	$(2,425)	$(1,420)

The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Revenues	$390	$2,816
Elimination of our proportionate share of (profits) losses relating to affiliate transactions	(11)	367
Profit (loss) relating to affiliate transactions not eliminated	9	(289)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XTAR

We own 56% of XTAR, L.L.C. (“XTAR”), a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”) of Spain. We account for our investment in XTAR under the equity method since we do not control certain of its significant operating decisions. Our interest in XTAR is currently held by Loral Skynet, however, this interest will be retained by Loral and not transferred to New Telesat (see Note 12).

XTAR and Loral Skynet have entered into agreements whereby Loral Skynet provides to XTAR (i) certain selling, general and administrative services, (ii) telemetry, tracking and control services for the XTAR satellite, (iii) transponder engineering and regulatory support services as needed and (iv) satellite construction oversight services. XTAR is currently not making payments under the agreements. We have agreed to defer amounts due from XTAR until March 31, 2008 and we have not recognized any of the benefit of providing these services to XTAR.

XTAR is currently not making payments under its lease agreement with Hisdesat. Hisdesat has agreed to defer amounts due from XTAR until March 31, 2008.

In connection with the Launch Services Agreement entered into between XTAR and Arianespace, S.A. (“Arianespace”) providing for launch of its satellite on Arianespace’s Ariane 5 ECA launch vehicle, Arianespace provided a one-year, $15.8 million, 10% interest paid-in-kind (i.e., paid in additional debt) loan for a portion of the launch price, secured by certain of XTAR’s assets, including the XTAR-EUR satellite, ground equipment and rights to the orbital slot. The remainder of the launch price consists of a revenue-based fee to be paid over time by XTAR. Through a series of amendments to the loan agreement, XTAR and Arianespace agreed to extend the maturity date of the loan to September 30, 2007. As part of these amendments, XTAR agreed to make scheduled and excess cash payments, as well as foregoing the ability to incur secured debt with the Arianespace collateral. As of March 31, 2007, $2.7 million was outstanding under the Arianespace loan.

The following table presents summary financial data for XTAR (in millions):

Statement of Operations Data:

	Three Months Ended
	March 31,
	2007	2006

Revenues	$4.7	$3.4
Operating loss	(3.6)	(1.2)
Net loss	(4.2)	(2.1)

Balance Sheet Data:

	March 31,	December 31,
	2007	2006

Current assets	$5.9	$6.4
Total assets	129.1	132.1
Current liabilities	20.7	20.1
Long-term liabilities	33.7	33.1
Members’ equity	74.7	78.9

Other

On April 14, 2004, Globalstar, L.P. announced the completion of its financial restructuring following the formal acquisition of its main business operations and assets by Thermo Capital Partners LLC (“Thermo”), effectively resulting in Globalstar, L.P. exiting from bankruptcy. Thermo invested $43 million in the newly formed Globalstar company (“Globalstar Inc.”) in exchange for an 81.25% equity interest, with the remaining 18.75% of the equity distributed to the creditors of Globalstar, L.P. Our share of the equity interest was approximately 2.7% of

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Globalstar Inc., to which we assigned no value at the time. On November 2, 2006, Globalstar, Inc., completed an initial public offering, at which time we owned 1,609,896 shares of Globalstar, Inc. We had agreed not to sell 70% of our Globalstar Inc. holdings for at least 180 days following the completion of its offering. As of May 5, 2007, the lock-up is no longer in effect. As of March 31, 2007, we owned 1,168,934 shares of Globalstar, Inc. which are accounted for as available-for-sale securities. Unrealized gains on these shares were $7.5 million, net of taxes as of March 31, 2007.

We hold various indirect ownership interests in three foreign companies that currently serve as exclusive service providers for Globalstar service in Brazil, Mexico and Russia. We account for these ownership interests using the equity method of accounting. We have written-off our investments in these companies and because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies net losses. We are considering whether to make an additional investment of up to $15 million in one of these companies.

9.	Goodwill and Other Intangible Assets

Goodwill

Goodwill was established in connection with our adoption of fresh-start accounting on October 1, 2005. Effective January 1, 2007, we adopted FIN 48. The cumulative effects of adopting FIN 48 has resulted in the Company recording an increase of $7.2 million to goodwill (see “Income Taxes” in Note 3).

Other Intangible Assets

Other Intangible Assets were established in connection with our adoption of fresh-start accounting and are included in Other Assets on our condensed consolidated balance sheet. Other Intangible Assets consists of (in millions, except years):

	Weighted Average
	Remaining	March 31, 2007		December 31, 2006
	Amortization Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Internally developed software and technology	4	$59.0	$(16.2)	$59.0	$(13.5)
Orbital slots	9	10.8	(2.2)	10.8	(1.8)
Trade names	18	13.2	(1.0)	13.2	(0.8)
Customer relationships	13	20.0	(2.0)	20.0	(1.7)
Customer contracts	8	33.0	(9.6)	33.0	(8.3)
Other intangibles	3	2.7	(0.9)	2.7	(0.8)

		$138.7	$(31.9)	$138.7	$(26.9)

Total amortization expense for intangible assets was $5.0 million and $5.4 million for the three months ended March 31, 2007 and 2006, respectively. Annual amortization expense for intangible assets for the five years ended December 31, 2011 is estimated to be as follows (in millions):

2007	$19.8
2008	19.2
2009	18.2
2010	14.6
2011	7.4

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with our adoption of fresh-start accounting, we recorded fair value adjustments of $66.9 million relating to contracts-in-process, long-term receivables, customer advances and billings in excess of costs and profits and long-term liabilities. Net amortization of these fair value adjustments as a credit to income was $3.3 million and $6.1 million for the three months ended March 31, 2007 and 2006, respectively.

10.	Debt

The Company’s debt consists of:

	March 31,	December 31,
	2007	2006
	(In thousands)

Loral Skynet 14.0% senior secured notes due 2015 (principal amount $126 million)	$128,054	$128,084

Loral Skynet Notes

On November 21, 2005, pursuant to the Plan of Reorganization, Loral Skynet issued $126 million of 14% Senior Secured Notes due 2015 (the “Loral Skynet Notes”), which notes are guaranteed on a senior secured basis by our subsidiary Loral Asia Pacific Satellite (HK) Limited and all of Loral Skynet’s existing domestic, wholly-owned subsidiaries. Prior to November 22, 2009, we may redeem the notes at a redemption price of 110% plus accrued and unpaid interest, but only if we do not receive an objection notice from holders of two-thirds of the principal amount of the notes. After this period, the notes are redeemable at our option at a redemption price of 110%, declining over time to 100% in 2014, plus accrued and unpaid interest. The Loral Skynet Notes bear interest at a rate of 14% per annum payable in cash semi-annually, except that interest will be payable in-kind to the extent that the amount of such interest would exceed certain adjusted EBITDA calculations for Loral Skynet, as detailed in the indenture.

On January 15, 2007, Loral Skynet paid $8.8 million in cash of accrued interest on the Loral Skynet Notes. At March 31, 2007, accrued interest on the Loral Skynet Notes was $3.7 million and is included in accrued interest and preferred dividends on our condensed consolidated balance sheet. Interest expense related to these notes was $4.5 million for each of the three month periods ended March 31, 2007 and 2006.

The limitations contained in the indenture relating to the Loral Skynet Notes impose restrictions on our operations and limit our ability to enter into financial transactions that we may wish to pursue. These restrictions will affect, and in many respects limit, among other things, Loral Skynet’s and its subsidiaries’ ability to pay dividends, make investments, sell assets, make loans, repurchase equity interests or engage in mergers or other like transactions. The redemption of the Loral Skynet Notes is a condition to the consummation of our contribution of Loral Skynet’s assets into New Telesat (see Note 12), and, pursuant to the terms of Loral’s convertible preferred stock financing (see Note 11), MHR Fund Management LLC (“MHR”) has agreed that it and its affiliated funds, which hold approximately 44.6% of the Loral Skynet Notes, will not object to an optional redemption of the Loral Skynet Notes effected in connection with such transaction. A self-described committee of holders of Loral Skynet Notes, however, has stated its objection to the proposed redemption of these notes and asserted that funds affiliated with MHR should be excluded for purposes of determining whether an objection to redemption has been received from two-thirds of the outstanding principal amount of the notes. This committee has also alleged that payment of consideration by Loral to MHR in connection with the preferred stock financing without offering equal consideration to the other noteholders constitutes a breach of the indenture’s implied covenant of good faith and fair dealing under applicable law and therefore an event of default under the indenture. The committee has requested that the indenture trustee initiate an action against Loral Skynet seeking declaratory and injunctive relief preventing redemption of the notes. We believe that the proposed redemption is proper in accordance with the terms of the indenture, but any litigation resulting from the committee’s assertions could delay our redemption of the Loral Skynet Notes, which may in turn have the effect of delaying the Skynet Transaction (see Note 12).

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SS/L Letter of Credit Facility

On October 31, 2006, SS/L entered into an amendment to its amended and restated letter of credit agreement with JP Morgan Chase Bank extending the maturity of the facility to December 31, 2007 and reducing the facility availability from $20 million to $15 million. Letters of credit are available until the earlier of the stated maturity of the letter of credit, the termination of the facility or December 31, 2007. Outstanding letters of credit are fully cash collateralized. As of March 31, 2007, $5.9 million of letters of credit under this facility were issued and outstanding.

11.	Shareholders’ Equity

On February 27, 2007 (the “Issuance Date”), Loral completed a $300 million preferred stock financing pursuant to the Securities Purchase Agreement entered into with MHR on October 17, 2006, as amended and restated on February 27, 2007 (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, Loral sold 136,526 shares of its Series A-1 cumulative 7.5% convertible preferred stock (the “Series A-1 Preferred Stock”) and 858,486 shares of its Series B-1 cumulative 7.5% convertible preferred stock (the “Series B-1 Preferred Stock” and, together with the Series A-1 Preferred Stock, the “Loral Series-1 Preferred Stock”) at a purchase price of $301.504 per share to various funds affiliated with MHR. Each share of the Series A-1 Preferred Stock is convertible, at the option of the holder, into ten shares of Loral common stock at a conversion price of $30.1504 per share. Prior to the Majority Ownership Date (as defined below) and following stockholder approval of the creation of a new class of Class B-1 non-voting common stock, each share of the Series B-1 Preferred Stock will be convertible, at the option of the holder, into ten shares of this Class B-1 non-voting common stock at a conversion price of $30.1504 per share. From and after the Majority Ownership Date, the Series B-1 Preferred Stock and the Class B-1 non-voting common stock may be converted by the holder into Loral common stock, in the case of the Series B-1 Preferred Stock, at the same conversion price, and in the case of the Class B-1 non-voting common stock, on a share for share basis. The conversion price reflects a premium of 12% to the closing price of Loral’s common stock on October 16, 2006. The conversion price is subject to customary adjustments. Dividends on the Loral Series-1 Preferred Stock will be paid in kind (i.e., in additional shares of Loral Series-1 Preferred Stock) through April 2011. Thereafter, if Loral satisfies certain financial requirements, the dividends will be payable in cash or in kind at Loral’s option. Pursuant to the terms of this financing, MHR has the right, which it has not exercised, to nominate one additional member to the Loral board of directors. Loral plans to use the proceeds from this financing, together with its existing resources, to pursue both internal and external growth opportunities in the satellite communications industry and strategic transactions or alliances, including completion of the Telesat Canada acquisition.

The terms of the Loral Series-1 Preferred Stock are designed so that, prior to the Majority Ownership Date, any shares of common stock issuable to MHR or its affiliates upon conversion of the Loral Series-1 Preferred Stock, when taken together with holdings by MHR or its affiliates of common stock at such time, will not represent more than 39.999% of the aggregate voting power of the securities of Loral. The “Majority Ownership Date” means the earlier of the date that (i) the beneficial ownership of common stock by MHR and its affiliates, but not including any of the common stock issuable upon the conversion of the Loral Series-1 Preferred stock, represents more than 50% of the common stock of Loral, or (ii) a third party has acquired a majority of Loral’s common stock on a fully diluted basis other than pursuant to certain prohibited transfers of the Series A-1 Preferred Stock from MHR or its affiliates. From and after the Majority Ownership Date, this restriction will no longer apply, and all shares of Loral Series-1 Preferred Stock will be convertible into common stock.

In the event of a liquidation, dissolution or winding up of the Company, the holders of the Loral Series-1 Preferred Stock are entitled to a liquidation preference per share equal to the greater of (i) the share purchase price plus accrued and unpaid dividends plus, during the first 66 months following the Issuance Date, a Make-Whole Amount (as defined below) and (ii) the amount that would be payable to a holder of the Loral Series-1 Preferred Stock if such holder had converted such share into common stock immediately prior to such liquidation, dissolution or winding up. Loral will be able to cause the Loral Preferred Stock (as defined below) to be converted into common

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock or Class B non-voting common stock after 5.5 years from the Issuance Date if the common stock is trading above certain volume thresholds and above 125 percent of the conversion price for twenty trading days in a 30-day trading day period, but only if the Class B-1 and Class B-2 non-voting stock has been authorized by stockholders (the “Class B Non-Voting Stock Authorization”).

In the event of a Change of Control (as defined in the certificates of designation relating to the Loral Preferred Stock), a holder of Loral Series-1 Preferred Stock may at its option (i) redeem some or all of its shares of preferred stock for cash in an amount equal to the share purchase price plus accrued and unpaid dividends, (ii) convert some or all of its shares of Series-1 Preferred Stock, in the case of the Series A-1 Preferred Stock, into shares of common stock, and in the case of the Series B-1 Preferred Stock, into shares of Class B-1 non-voting common stock, or if on or after the Majority Ownership Date, shares of common stock, or (iii) if the holder of Loral Series-1 Preferred Stock does not elect to so redeem or convert, such shares of Loral Series-1 Preferred Stock will remain outstanding. In certain cases, a holder’s option to redeem for cash is exercisable only following Board approval of the Change of Control event. Upon a Change of Control, a holder of Loral Series-1 Preferred Stock is also entitled to receive a Make-Whole Amount, provided that the Make-Whole Amount is not payable if the Change of Control involves either MHR acquiring more than 50% but less than 90% of the common stock or another person acquiring more than 50% of the common stock as a result of an acquisition of Loral shares from MHR, in either case so long as the Board has not approved such transaction. The Make-Whole Amount means an amount equal to all dividends that would have accrued and accumulated on each share of Loral Series-1 Preferred Stock (assuming payment of all accrued dividends on each dividend payment date) from the date of a Change of Control through the date that is 66 months after the Issuance Date. The Make-Whole Amount will be paid in either cash (if the holder elects a cash redemption, or if so elected by the Company in the event the Company is then eligible to pay dividends in cash) or shares of Class B-2 non voting common stock (if the holder elects conversion). If on the Change of Control redemption date, the Class B Non-Voting Stock Authorization has not yet been obtained, then the Make-Whole Amount, if payable in shares, will be paid not in shares of Class B-2 non-voting common stock, but rather, in the case of the Series A-1 Preferred Stock, in shares of Series A-2 convertible preferred stock (the “Series A-2 Preferred Stock”) and in the case of the Series B-1 Preferred Stock, in shares of Series B-2 convertible preferred stock (the “Series B-2 Preferred Stock”).

Each share of the Series A-1 Preferred Stock, Series A-2 Preferred Stock, Series B-1 Preferred Stock and Series B-2 Preferred Stock (collectively, the “Loral Preferred Stock”) entitles the holder to 1/10,000 vote for each share of preferred stock. If the Company (i) fails to pay three quarterly dividend payments on the Loral Series-1 Preferred Stock when due or (ii) fails to make any dividend payment when due and there exists at such time assets or funds available to pay such dividends, then the holders of the Preferred Stock may elect two directors to the Company’s board of directors, which directors shall serve until such time as the Company is once again current on its dividend payments on the Loral Series-1 Preferred Stock. In addition, there are certain actions that the Company may not undertake without the consent of the holders of a majority of the outstanding shares of the Loral Preferred Stock.

If the Class B Non-Voting Stock Authorization occurs at a time when no shares of Series A-2 Preferred Stock and Series B-2 Preferred Stock are issued and outstanding, the Series A-2 Preferred Stock and Series B-2 Preferred Stock will be eliminated from the authorized share capital of the Company.

The price of Loral’s common stock on October 16, 2006, the day before we signed the Securities Purchase Agreement, was $26.92 and the conversion price was $30.1504. The price of Loral’s common stock on February 27, 2007, when the financing closed was $47.40. Because of the difference between the fair market value of the common stock on the date the financing closed, as compared to the conversion price, the Company is required to reflect a beneficial conversion feature of the Loral Series A-1 Preferred Stock as a component of its earnings per share calculation for the three months ended March 31, 2007. We will also reflect a beneficial conversion feature in a similar manner for the Series B-1 Preferred Stock, in the period in which shareholder approval of the creation of the new class of Class B-1 non-voting common stock is received. This beneficial conversion feature will be recorded as an increase to net loss applicable to common shareholders and will result in a reduction of both basic and diluted earnings per share results. Accordingly, in the period ended March 31, 2007, we have recorded an increase to net loss applicable to common shareholders of $24.5 million. In the period in which shareholder approval of the new class of

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Class B-1 non-voting common stock is received, we expect that our net income (loss) applicable to common shareholders will be reduced (increased), as applicable, by approximately $154 million reflecting the beneficial conversion feature (less discount, if any, for the class B-1 non-voting common stock because of its non-voting status). In the future, to the extent that dividends on the Loral Series-1 Preferred Stock are paid in additional shares of Loral Series-1 Preferred Stock, we may incur additional beneficial conversion features that reduce our net income applicable to common shareholders.

In connection with the preferred stock financing, Loral agreed to present certain proposals to its stockholders at its next annual meeting but requested that MHR waive such undertaking with regard to Loral’s 2007 annual meeting. MHR has agreed to Loral’s request as more specifically set forth in Exhibit 10.2 hereto. Loral intends to seek stockholder approval for these proposals at its annual meeting in 2008 or at a special meeting of stockholders.

Loral incurred issuance costs of $8.95 million in connection with this preferred stock financing. In addition, Loral paid MHR a placement fee of $6.75 million.

The foregoing description of the terms of the Loral Preferred Stock is not intended to be complete and is qualified in its entirety by reference to the certificates of designation related to the Loral Preferred Stock attached as Exhibits 3.2 and 3.3 to the Company’s Current Report on Form 8-K filed on February 28, 2007.

12.	Commitments and Contingencies

Financial Matters

SS/L has deferred revenue and accrued liabilities for performance warranty obligations relating to satellites sold to customers, which could be affected by future performance of the satellites. These reserves for expected costs for warranty reimbursement and support are based on historical failure rates. However, in the event of a catastrophic failure of a satellite, which cannot be predicted, these reserves likely will not be sufficient. SS/L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for the three months ended March 31, 2007, is as follows (in millions):

Balance of deferred amounts at January 1, 2007	$53.9
Accruals for deferred amounts issued during the period	—
Accruals relating to pre-existing contracts (including changes in estimates)	(0.7)

Balance of deferred amounts at March 31, 2007	$53.2

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

On June 7, 2006, SS/L entered into a Customer Credit Agreement (the “Credit Agreement”) with Sirius Satellite Radio Inc. (“Sirius”), effective as of May 31, 2006. Under the Credit Agreement, SS/L has agreed, if requested, to make loans to Sirius in an aggregate principal amount of up to $100 million to finance the purchase of the Sirius FM-5 Satellite (the “Satellite”), including to reimburse Sirius for certain payments made by it under the satellite purchase agreement with SS/L dated May 31, 2006 (the “Purchase Agreement”). Any loans made under the

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Agreement will be secured by Sirius’ rights under the Purchase Agreement, including its rights to the Satellite. The loans also will be guaranteed by Satellite CD Radio, a subsidiary of Sirius, and, subject to certain exceptions, will be guaranteed by any future material subsidiary that may be formed by Sirius thereafter. The maturity date of any loans will be the earliest to occur of (i) April 6, 2009, (ii) 90 days after the Satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the Satellite. Loans made under the Credit Agreement generally bear interest at a variable rate equal to three-month LIBOR plus a margin. The Credit Agreement permits Sirius to prepay all or a portion of the loans outstanding without penalty. As of March 31, 2007, no loans were outstanding under the Credit Agreement and Sirius was eligible to borrow $30 million under the Credit Agreement, representing reimbursement of payments previously made by Sirius under the Purchase Agreement.

Loral Skynet has in the past entered into prepaid leases, sales contracts and other arrangements relating to transponders on its satellites. Under the terms of these agreements, as of March 31, 2007, Loral Skynet continues to provide for a warranty for periods of two to eight years for sales contracts and other arrangements (seven transponders), and prepaid leases (two transponders). Depending on the contract, Loral Skynet may be required to replace transponders which do not meet operating specifications. Substantially all customers are entitled to a refund equal to the reimbursement value if there is no replacement, which is normally covered by insurance. In the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer. For other arrangements, in the event of transponder failure where replacement capacity is not available on the satellite, one customer is not entitled to reimbursement, and the other customer’s reimbursement value is based on contractually prescribed amounts that decline over time.

Telesat Canada Transaction

On December 16, 2006, a joint venture company (“Acquireco”) formed by Loral and its Canadian partner, PSP entered into a definitive agreement with BCE Inc. to acquire 100% of the stock of Telesat Canada and certain other assets from BCE Inc. for CAD 3.25 billion (approximately $2.82 billion based on an exchange rate of $1.00/CAD 1.154 as of March 31, 2007), which purchase price is not subject to adjustment for Telesat Canada’s performance during the pre-closing period. Under the terms of this purchase agreement, Telesat Canada’s business is, subject to certain exceptions, being operated entirely for Acquireco’s benefit beginning from December 16, 2006. Telesat Canada is the leading satellite services provider in Canada and earns its revenues principally through the provision of broadcast and business network services over eight in-orbit satellites. This transaction is subject to various closing conditions, including approvals of the relevant Canadian and U.S. government authorities, and is expected to close in mid-2007. Loral and PSP have agreed to guarantee 64% and 36%, respectively, of Acquireco’s obligations under the Telesat share purchase agreement, up to CAD 200 million.

At the time of, or following the Telesat Canada acquisition, substantially all of Loral Skynet’s assets and related liabilities are expected to be transferred to a subsidiary of Acquireco at an agreed upon enterprise valuation, subject to downward adjustment under certain circumstances (the “Skynet Transaction”). This subsidiary will be combined with Telesat Canada and the resulting new entity (“New Telesat”) will be a Canadian company that will be headquartered in Ottawa.

PSP has agreed to contribute approximately CAD 595.8 million in cash to Holdings, of which $150 million (or CAD 173.1 million based on an exchange rate of $1.00/CAD 1.154) will be for the purchase of a Holdings fixed rate senior non-convertible mandatorily redeemable preferred stock.

We and PSP have arranged for the parent company of Acquireco (“Holdings”) to obtain $3.1 billion of committed debt financing from a group of financial institutions, of which up to approximately $2.8 billion is available to fund the purchase price of the Telesat Canada acquisition, if the acquisition were to close simultaneously with the Skynet Transaction, and $2.4 billion in the event the Skynet Transaction is delayed. The remainder

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the debt facilities would be available to fund New Telesat’s post-closing capital expenditures and other requirements, including in the case of a delayed Skynet Transaction, up to $386 million to fund a redemption of Loral Skynet’s preferred stock and senior notes upon closing of the Skynet Transaction.

At closing of the Telesat Canada acquisition, assuming a simultaneous closing of the Skynet Transaction, we would hold equity interests in Holdings, the ultimate parent company of New Telesat, effectively representing 64% of the economic interests and 33 1/3% of the voting power, of New Telesat. PSP would in turn acquire the preferred stock described above, and equity interests effectively representing 36% of the economic interest, and together with two other Canadian investors, 66 2/3% of the voting power of New Telesat.

If the Telesat Canada acquisition and the Skynet Transaction were to occur at the same time, then on the closing date, Holdings will redeem the principal amount of Loral Skynet’s outstanding 14% senior notes (approximately $126 million as of March 31, 2007) and Loral will redeem Loral Skynet’s outstanding 12% preferred stock and accrued dividends thereon (approximately $231 million as of March 31, 2007), as well as pay all interest and redemption premium (approximately $16 million as of March 31, 2007) and any other amounts that may be due in respect of Loral Skynet’s senior notes.

If the Skynet Transaction does not close simultaneously with the Telesat Canada acquisition, Loral would in place of funding the redemption of Loral Skynet’s preferred stock and accrued dividends and interest and redemption premium on Loral Skynet’s senior notes (approximately $247 million as of March 31, 2007), make a cash equity contribution to Holdings of CAD 270.9 million (approximately $235 million based on an exchange rate of $1.00/CAD 1.154) to acquire redeemable shares of Holdings. Upon the later closing of the Skynet Transaction, Holdings will draw upon its credit facilities to redeem the principal amount of Loral Skynet’s senior notes and the redeemable shares issued to Loral. Loral will use the proceeds from Holdings to redeem Loral Skynet’s preferred stock and pay the interest, premium and any other amounts due under the Loral Skynet Notes. Loral’s economic interest in Holdings would be 39%, assuming an exchange rate of $1.00/CAD 1.154, to reflect the fact that it has not contributed the Skynet assets into New Telesat, but would be adjusted to 64% upon the closing of the Skynet Transaction.

We would have a year from the closing of the Telesat Canada acquisition to complete the Skynet Transaction. If we are unable to close the Skynet Transaction during that period, we would then be required, under the terms of our agreement with PSP, to contribute our rights to the Telstar 11N satellite as well as $175 million in cash (the “Alternative Contribution”) to New Telesat, in order to bring our economic interest in Holdings to 64%.

To the extent necessary, upon closing of the Telesat Canada acquisition, the Skynet Transaction and/or the Alternative Contribution, as the case may be, there will be an appropriate cash true-up between us, PSP and Holdings to reflect the amount of our relative contributions, after giving effect to among other things, the exchange rate then in effect, gains and/or losses on hedging transactions, the spending on Telstar 11N, in the event of a material adverse change to Loral Skynet’s business during the interim period, the resulting diminution in the agreed upon value of Loral Skynet, and in the event the Alternative Contribution is effected in place of the Skynet Transaction, the extent to which the value of the Alternative Contribution, plus the CAD 270.9 million of Loral’s equity contribution, is greater or less than the agreed upon value of the assets to be transferred in the Skynet Transaction.

Loral Skynet has adopted a retention plan for its key employees to facilitate the transition. Payments to these employees will be paid six months after the close of the Skynet Transaction. Costs relating to this plan will be borne by New Telesat.

Satellite Matters

Satellites are built with redundant components or additional components to provide excess performance margins to permit their continued operation in case of component failure, an event that is not uncommon in complex satellites. Twenty of the satellites built by SS/L and launched since 1997, three of which are owned and operated by

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our subsidiaries or affiliates, have experienced losses of power from their solar arrays. There can be no assurance that one or more of the affected satellites will not experience additional power loss. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. During the third quarter of 2006, due to power loss caused by solar array failures, Loral Skynet removed from service through the end of life certain unutilized transponders on one of its satellites and will remove additional transponders from service on this satellite in order to maintain sufficient power to operate the remaining transponders for its specified life. As of March 31, 2007, Loral Skynet does not believe the carrying value of this satellite has been impaired. Loral Skynet will, however, continue to evaluate the impact of the power loss caused by the solar array failures. A complete or partial loss of a satellite’s capacity could result in a loss of orbital incentive payments to SS/L and, in the case of satellites owned by Loral Skynet and its affiliates, a loss of revenues and profits. With respect to satellites under construction and the construction of new satellites, based on its investigation of the matter, SS/L has identified and has implemented remediation measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or the construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses, and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, we believe that this matter will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided.

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

Loral currently insures the on-orbit performance of substantially all of the satellite capacity in its Satellite Services segment. Typically such insurance is for a policy period of one year subject to renewal. It has been difficult,

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

however, to obtain full insurance coverage for satellites that have, or are part of a product line of satellites that have, experienced problems in the past. Insurers have required either exclusions of certain components or have placed limitations on coverage in connection with insurance renewals for such satellites in the future. We cannot assure, upon the expiration of an insurance policy, that we will be able to renew the policy on terms acceptable to us or that we will not elect to self-insure and forego commercial insurance for the satellite. The loss of a satellite would have a material adverse effect on Loral Skynet’s financial performance and may not be adequately mitigated by insurance. In October 2006, we renewed our on-orbit performance policy under substantially the same terms as the previously expired policy.

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

Legal Proceedings

Rainbow DBS Litigation

In March 2001, Loral entered into an agreement (the “Rainbow DBS Sale Agreement”) with Rainbow DBS Holdings, Inc. (“Rainbow Holdings”) pursuant to which Loral agreed to sell to Rainbow Holdings its interest in Rainbow DBS Company, LLC (formerly R/L DBS Company, LLC, “Rainbow DBS”) for a purchase price of $33 million plus interest at an annual rate of 8% from April 1, 2001. Loral’s receipt of this purchase price was, however, contingent on the occurrence of certain events, including without limitation, the sale of substantially all of the assets of Rainbow DBS. At the time of the Rainbow DBS Sale Agreement, Loral’s investment in Rainbow DBS had been recorded at zero and Loral did not record a receivable or gain from this sale. In November 2005, Rainbow DBS sold its Rainbow 1 satellite and related assets to EchoStar Communications Corporation. Rainbow Holdings, however, informed Loral that it did not believe that Loral was entitled to receive an immediate payment of the

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase price under the Rainbow DBS Sale Agreement as a result of the EchoStar sale transaction. Loral disputed Rainbow Holdings’ interpretation of the agreement and, in September 2005, commenced a lawsuit in the Supreme Court of the State of New York to enforce its rights thereunder. After a jury trial held in January 2007, the jury returned a verdict in favor of Loral, and a final judgment in the amount of $52 million (representing the $33 million purchase price plus interest at 8% from April 1, 2001 through the date of the judgment) was entered by the court on March 12, 2007. Rainbow DBS filed a motion to set aside the verdict or, in the alternative, a new trial, which motion was denied by the court by order dated March 30, 2007. Rainbow DBS has appealed the final judgment and the court’s order denying Rainbow DBS’s motion to set aside the verdict or for a new trial and, in connection with this appeal, has posted a bond in the full amount of the judgment. A third party has asserted a prepetition claim against the Company in the amount of $3 million with respect to the purchase price.

New York Shareholder Litigation

On or about November 3, 2006, plaintiff Maxine Babus, derivatively on behalf of Loral Space & Communications Inc., filed a shareholder derivative complaint in the Supreme Court of the State of New York, County of New York, against all the members of the Loral board of directors and against Loral as a nominal defendant. On or about April 4, 2007, as contemplated by the Memorandum of Understanding described below, the plaintiff filed an amended shareholder class and derivative complaint against all members of the Loral board of directors, MHR and certain funds (the “MHR Funds”) and other entities affiliated with MHR (collectively, MHR, the MHR Funds and such other entities, the “MHR Entities”) and Loral as a nominal defendant. The amended complaint alleges, among other things, that, in connection with the Company’s Securities Purchase Agreement dated October 17, 2006, as amended and restated on February 27, 2007, pursuant to which the Company sold to the MHR Funds $300 million in new convertible preferred stock, the directors and the MHR Entities breached their fiduciary duties to the Company, including the fiduciary duties of care and loyalty, and that the MHR Entities and Dr. Mark H. Rachesky have aided and abetted the directors’ breach of fiduciary duty. The amended complaint seeks, among other things, both as to the derivative claims and the class action claims, preliminary and permanent injunctive relief, an award of compensatory damages in an amount to be determined, rescission of the Securities Purchase Agreement and plaintiff’s costs and disbursements, including attorneys’ and experts’ fees and expenses.

On March 21, 2007, a Memorandum of Understanding (the “MOU”) was entered into providing for the settlement of the Babus lawsuit. Pursuant to the terms of the MOU, the MHR Funds will pay to Loral $4 million in cash after entry of a court order approving the terms of the MOU that is finally approved on appeal or no longer subject to appeal. In addition, the MHR Funds may be obligated to pay to Loral between $9.5 million and $26.5 million depending on the amount of net cash or cash equivalent proceeds actually received from the sale by the MHR Funds of (i) the preferred stock, (ii) shares issued in respect of and pursuant to the terms of the preferred stock or (iii) securities issued or delivered in exchange for the preferred stock or the shares referred to in clause (ii) above.

The parties to the Babus lawsuit have agreed to use their best efforts to agree upon and execute a stipulation of settlement and such other documentation as may be required to obtain court approval of the settlement and dismissal of the lawsuit (the “Settlement Documents”). The consummation of the settlement is subject to: (a) the drafting and execution of the Settlement Documents; (b) the completion by the plaintiff of confirmatory discovery in the lawsuit reasonably satisfactory to plaintiff’s counsel; and (c) a court order approving the settlement in accordance with the terms of the Settlement Documents and that such order is finally affirmed on appeal or is no longer subject to appeal and dismissal of the lawsuit in its entirety with prejudice and without awarding costs to any party (except for attorneys’ fees, costs and expenses to be awarded to plaintiff’s counsel subject to approval by the court as provided in the MOU).

The terms of the MOU are more fully described in the Company’s Report on Form 8-K filed on March 21, 2007 and the description herein and therein is qualified in its entirety by reference to the full text of the MOU, which was attached as Exhibit 10.1 to such Report on Form 8-K.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 27, 2007, the plaintiffs in the Delaware shareholder litigation (discussed below) served a motion to intervene in the Babus lawsuit. In their intervention motion, the Delaware plaintiffs claim that an automatic stay of the Babus lawsuit went into effect on November 12, 2006, by virtue of the death on that day of the New York plaintiff, Maxine Babus. Among other things, the prospective intervenors claim that all developments in the Babus lawsuit subsequent to November 12, 2006, including the execution of the MOU, the filing of the amended complaint and the pursuit of confirmatory discovery, are null and void.

In addition, the Company has received requests for indemnification and advancement of expenses from its directors pursuant to their indemnification agreements with the Company for any losses or costs they may incur as a result of the Babus lawsuit.

Delaware Shareholder Litigation

On March 20, 2007, certain stockholders of the Company who alleged that they hold over 18% of the outstanding common stock of the Company filed a complaint, derivatively on behalf of the Company and directly on their own behalf, against the Company, the MHR Entities and the individual members of the Company’s board of directors. The complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County and is captioned Blackrock Corporate High Yield Fund, Inc., et al. v. Mark H. Rachesky, et al. On or about April 11, 2007, plaintiffs in this lawsuit filed an amended complaint. The amended complaint alleges, among other things, that, in connection with the Securities Purchase Agreement, the directors and the MHR Entities breached their fiduciary duties to the Company, including the fiduciary duties of care and loyalty, the MHR Entities have aided and abetted the directors’ breach of fiduciary duty, the directors have engaged in conduct, or intentionally or recklessly approved conduct, that has caused the Company to waste valuable corporate assets, and by approving, engaging in and closing the transactions contemplated by the Securities Purchase Agreement, defendants violated the restriction on transactions between companies and their interested stockholders contained in Section 203 of the Delaware General Corporation Law. The amended complaint seeks, among other things, rescission of the Securities Purchase Agreement, a judgment declaring that the Securities Purchase Agreement, and the process by which it was negotiated, approved and completed, violated Delaware law and constituted a breach of defendants’ fiduciary duties and awarding plaintiffs their expenses and costs, including reasonable legal fees.

On March 21, 2007, Highland Crusader Offshore Partners, L.P. (“Highland”), the purported owner of approximately 5% of Loral’s outstanding common stock, commenced a civil action in the Court of Chancery of the State of Delaware in and for New Castle County by filing a complaint alleging that it brings the action directly on behalf of a class of Loral stockholders against the individual members of the board of directors of Loral, MHR and the Company. Highland has sued the defendants on behalf of a purported class consisting of all security holders of the Company (except the defendants and persons or entities related to or affiliated with the defendants) who, as alleged in the complaint, “are or will be threatened with injury arising from Defendants’ actions” as described in the complaint. The complaint alleges, among other things, that, in connection with the sale by the Company to funds affiliated with MHR of $300 million of preferred stock, MHR and the individual defendants breached their fiduciary duties under Delaware law, the individual defendants committed an ultra vires abdication of their statutory authority and MHR aided and abetted the individual defendants in their breach of fiduciary duty. The complaint seeks, among other things, rescission of the preferred stock transaction, imposition of a constructive trust on any profits MHR earned through the transaction, to compel MHR to distribute a portion of the preferred stock or resulting shares into which the preferred stock converts to the class, to invalidate a portion of the preferred stock or resulting shares into which the preferred stock converts, imposition of a permanent injunction on MHR’s right to convert the preferred stock or to exercise the voting power conferred by the preferred stock or the shares into which it converts, an award of damages to the class in an amount to be determined at trial, an award of pre-judgment and post-judgment interest and an award of costs and disbursements, including reasonable attorneys’ fees and experts’ fees.

The Delaware Chancery Court has directed that the plaintiffs in the Blackrock and Highland lawsuits file a consolidated complaint. Discovery in these actions has commenced, and a trial has been set for October 2007.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company has received requests for indemnification and advancement of expenses from certain of its directors under their indemnification agreements with the Company for any losses or costs they may incur as a result of the Blackrock and Highland lawsuits.

Indemnification Claims of Directors and Officers of Old Loral

Old Loral was obligated to indemnify its directors and officers for any losses or costs they may incur as a result of the lawsuits described below in Class Action Securities Litigations, Class Action ERISA Litigation and Globalstar Related Class Action Securities Litigations. The Plan of Reorganization provides that the direct liability of New Loral post-emergence in respect of such indemnity obligation is limited to the In re: Loral Space ERISA Litigation and In re: Loral Space & Communications Ltd. Securities Litigation cases and then only in an aggregate amount of $2.5 million (the “Direct Indemnity Liability”). In addition, most directors and officers have filed proofs of claim (the “D&O Claims”) in unliquidated amounts with respect to the prepetition indemnity obligations of the Debtors. The Debtors and these directors and officers, including Mr. Bernard L. Schwartz, Loral’s Chairman of the Board and Chief Executive Officer until his retirement effective March 1, 2006, with respect to all claims he may have other than the Globalstar settlement for which he has a separate indemnity claim of up to $25 million as described below, have agreed that in no event will their indemnity claims against Old Loral and Loral Orion in the aggregate exceed $25 million and $5 million, respectively. If any of these claims ultimately becomes an allowed claim under the Plan of Reorganization, the claimant would be entitled to a distribution under the Plan of Reorganization of New Loral common stock based upon the amount of the allowed claim. Any such distribution of stock would be in addition to the 20 million shares of New Loral common stock distributed under the Plan of Reorganization to other creditors. Instead of issuing such additional shares, New Loral may elect to satisfy any allowed claim in cash in an amount equal to the number of shares to which plaintiffs would have been entitled multiplied by $27.75 or in a combination of additional shares and cash. We believe, although no assurance can be given, that New Loral will not incur any substantial losses as a result of these claims.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, two insurers under Old Loral’s directors and officers liability insurance policies have denied coverage with respect to the case titled In re: Loral Space ERISA Litigation, each claiming that coverage should be provided under the other’s policy. In December 2004, one of the defendants in that case filed a lawsuit in the United States District Court for the Southern District of New York seeking a declaratory judgment as to his right to receive coverage under the policies. In March 2005, the insurers filed answers to the complaint and one of the insurers filed a cross claim against the other insurer which such insurer answered in April 2005. In August and October 2005, each of the two potentially responsible insurers moved separately for judgment on the pleadings, seeking a court ruling absolving it of liability to provide coverage of the ERISA action. In March 2006, the court granted the motion of one of the insurers and denied the motion of the other insurer. Discovery with regard to defenses to coverage asserted by the potentially responsible insurer has ended, and the defendant insurer has moved for summary judgment, which motion is fully briefed and pending before the court. We believe, although no assurance can be given, that the liability of New Loral, if any, with respect to the In re: Loral Space ERISA Litigation case or with respect to the related insurance coverage litigation is limited solely to the Direct Indemnity Liability and the D&O Claims as described above under “Indemnification Claims” and, to the extent that any award is ultimately granted to the plaintiffs in this action, to distributions under the Plan of Reorganization as described above.

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

In addition, the primary insurer under the directors and officers liability insurance policy of Old Loral has denied coverage under the policy for the In re: Loral Space & Communications Ltd. Securities Litigation case and, on March 24, 2003, filed a lawsuit in the Supreme Court of New York County seeking a declaratory judgment upholding its coverage position. In May 2003, Old Loral and the other defendants served an answer and filed counterclaims seeking a declaration that the insurer is obligated to provide coverage and damages for breach of contract and the implied covenant of good faith. In May 2003, Old Loral and the other defendants also filed a third party complaint against the excess insurers seeking a declaration that they are obligated to provide coverage. In April 2006, the primary insurer suggested that it may wish to reactivate this litigation, in which case, we would object to any attempt to do so. We believe that the insurers have wrongfully denied coverage and, although no assurance can be given, that the liability of New Loral, if any, with respect to the In re: Loral Space & Communications Ltd. Securities Litigation case or with respect to the related insurance coverage litigation is limited solely to the Direct Indemnity Liability and the D&O Claims as described above under “Indemnification Claims.”

Reorganization Matters

In connection with our Plan of Reorganization, certain claims have been filed against Old Loral and its Debtor Subsidiaries, the validity or amount of which we dispute. We are in the process of resolving these disputed claims, which may involve litigation in the Bankruptcy Court. To the extent any disputed claims become allowed claims, the claimants would be entitled to distributions under the Plan of Reorganization based upon the amount of the allowed claim, payable either in cash for claims against SS/L or Loral SpaceCom or in New Loral common stock for all other claims. We have accrued only the amount we believe is valid for disputed claims payable in cash, although there can be no assurance that this amount will be sufficient to cover all such claims that ultimately become allowed claims. The remaining claims from the Plan of Reorganization payable in cash and the expenses associated with completing the reorganization activity aggregate approximately $2 million at March 31, 2007. As of March 31,

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, we reserved approximately 107,000 of the 20 million shares of New Loral common stock distributable under the Plan of Reorganization for disputed claims that may ultimately be payable in common stock. To the extent that disputed claims do not become allowed claims, shares held in reserve on account of such claims will be distributed pursuant to the Plan of Reorganization pro rata to claimants with allowed claims.

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

In November 2005, a shareholder of Old Loral on behalf of the LSPC filed with the FCC a petition for reconsideration of the FCC’s approval of the transfer of our FCC licenses from Old Loral to New Loral in connection with the implementation of our Plan of Reorganization and a request for investigation by the FCC into the financial matters and actions of the Company (the “FCC Appeal”). In December 2005, we filed with the FCC our opposition to the FCC Appeal.

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

Basic loss per share is computed based upon the weighted average number of shares of common stock outstanding. For the three months ended March 31, 2007 and 2006, there were 1,227,327 and 1,390,452 stock options, respectively, outstanding that were excluded from the calculation of diluted loss per share, as their effect would have been antidilutive. In addition, for the three months ended March 31, 2007 the Loral Series A-1 Preferred Stock which is convertible into 1,365,260 shares of common stock was not included in the calculation of diluted loss per share because its effect would have been antidilutive.

14.	Segments

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization”. In evaluating financial performance, we use revenues and operating income (loss) before depreciation and amortization (including stock based compensation), and reorganization expenses due to bankruptcy (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before: reorganization expenses due to bankruptcy; gain on discharge of pre-petition obligations and fresh-start adjustments; gain (loss) on investments; other income (expense); equity in net income (losses) of affiliates; and minority interest, net of tax.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intersegment revenues primarily consists of satellites under construction by Satellite Manufacturing for Satellite Services and the leasing of transponder capacity by Satellite Manufacturing from Satellite Services. Summarized financial information concerning the reportable segments is as follows (in millions):

Three Months Ended March 31, 2007

	Satellite	Satellite
	Manufacturing	Services	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$187.6	$32.9		$220.5
Intersegment revenues	12.7	0.7		13.4

Operating segment revenues	$200.3	$33.6		233.9

Eliminations(3)				(13.4)

Operating revenues as reported				$220.5

Segment Adjusted EBITDA before eliminations	$7.4	$11.9	$(8.7)	$10.6

Eliminations(3)				(2.7)

Adjusted EBITDA				7.9
Depreciation and amortization	$(6.1)	$(13.1)	$(0.5)	(19.7)

Operating loss				(11.8)
Interest and investment income				6.6
Interest expense				(2.8)
Other income				4.0
Income tax provision				(3.4)
Equity losses in affiliates				(2.4)
Minority Interest				(7.0)

Net loss				$(16.8)

Other Data:
Total assets(4)	$948.0	$747.0	$297.2	$1,992.2

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended March 31, 2006

	Satellite	Satellite
	Manufacturing	Services	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$136.5	$35.5		$172.0
Intersegment revenues	2.8	0.7		3.5

Operating segment revenues	$139.3	$36.2		175.5

Eliminations(3)				(3.5)

Operating revenues as reported				$172.0

Segment Adjusted EBITDA before eliminations	$5.8	$12.6	$(6.9)	$11.5

Eliminations(3)				(0.8)

Adjusted EBITDA				10.7
Depreciation and amortization	$(5.5)	$(10.9)	$(0.5)	(16.9)

Operating loss				(6.2)
Interest and investment income				4.5
Interest expense				(5.1)
Other income				1.0
Income tax provision				(2.6)
Equity loss in affiliate				(1.4)
Minority Interest				(6.0)

Net loss				$(15.8)

Other Data:
Total assets(4)	$913.0	$737.1	$55.1	$1,705.2

(1)	Represents corporate expenses incurred in support of our operations. The increase in corporate expenses in 2007 is primarily due to litigation costs.

(2)	Includes revenues from affiliates of $0.4 million and $2.8 million for the three months ended March 31, 2007 and 2006, respectively.

(3)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L for Satellite Services.

(4)	Amounts are presented after the elimination of intercompany profit. Total assets include $220.6 million and $92.3 million of goodwill for Satellite Manufacturing and Satellite Services, respectively, as of March 31, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “financial statements”) included in Item 1 and our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Loral Space & Communications Inc. (“New Loral”), together with its subsidiaries is a leading satellite communications company with substantial activities in satellite manufacturing and satellite-based communications services. New Loral, a Delaware corporation, was formed on June 24, 2005, to succeed to the business conducted by its predecessor registrant, Loral Space & Communications Ltd. (“Old Loral”), which emerged from chapter 11 of the federal bankruptcy laws on November 21, 2005 (the “Effective Date”).

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

Disclosure Regarding Forward-Looking Statements

Except for the historical information contained in the following discussion and analysis, the matters discussed below are not historical facts, but are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, we or our representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts. These forward-looking statements can be identified by the use of words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” “anticipates,” “estimates,” “project,” “intend,” or “outlook” or other variations of these words. These statements, including without limitation, those relating to New Telesat, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict or quantify. Actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond our control. For a detailed discussion of these and other factors and conditions, please refer to the Commitments and Contingencies section below and to our other periodic reports filed with the Securities and Exchange Commission (“SEC”). We operate in an industry sector in which the value of securities may be volatile and may be influenced by economic and other factors beyond our control. We undertake no obligation to update any forward-looking statements.

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

Satellite manufacturers have high fixed costs relating primarily to labor and overhead. Based on its current cost structure, we estimate that SS/L covers its fixed costs, including depreciation and amortization, with an average of five to six satellite awards a year depending on the size, power, pricing and complexity of the satellite. Satellite manufacturing has relatively few programs (less than twenty five) under construction at any one time. These programs generally take from two to three years to complete and each represents a significant portion of the financial results of SS/L. The programs are accounted for on a percentage of completion basis, based on actual costs incurred compared with estimated costs to complete the program, which by its nature can produce uneven financial results during the period of performance. These factors when combined can yield fluctuating results in revenue and Adjusted EBITDA from quarter-to-quarter. Cash flow in the satellite manufacturing business tends to be uneven. It takes two to three years to complete a satellite project and numerous assumptions are built into the estimated costs.

SS/L’s cash receipts are tied to the achievement of contract milestones that depend in part on the ability of its subcontractors to deliver on time. In addition, the timing of satellite awards is difficult to predict, contributing to the unevenness of revenue and making it more challenging to align the workforce to the workflow.

While its requirement for ongoing capital investment to maintain its current capacity is relatively low, SS/L estimates that facilities expansion to enable the booking of, on average, seven to nine satellite awards per year will require incremental capital expenditures of up to $150 million over the next three years and has initiated planning efforts to accomplish this. SS/L is also currently exploring other alternatives that could substantially reduce these expenditures. The satellite manufacturing industry is a knowledge-intensive business, the success of which relies heavily on its technological heritage and the skills of its workforce. The breadth and depth of talent and experience resident in SS/L’s workforce of approximately 2,200 personnel, is one of our key competitive resources.

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

On December 16, 2006, a joint venture formed by Loral and its Canadian partner, the Public Sector Pension Investment Board (“PSP”) entered into a definitive agreement with BCE Inc. to acquire 100 percent of the stock of Telesat Canada and certain other assets from BCE Inc. for CAD 3.25 billion (approximately $2.82 billion based on an exchange rate of $1.00/CAD 1.154 at March 31, 2007). In connection with the Telesat Canada transaction, Loral will be responsible for funding certain cash requirements as well as, contributing substantially all of Loral Skynet’s assets to Telesat Canada’s business in return for a 64% economic interest in the ultimate parent company of New Telesat, which will hold both Telesat Canada and the Loral Skynet assets. See the “Telesat Canada Transaction” in Note 12 to the financial statements and “Telesat Canada Transaction” below.

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

On August 1, 2005, the Bankruptcy Court entered its confirmation order confirming the Plan of Reorganization. On September 30, 2005, the Federal Communications Commission (the “FCC”) approved the transfer of FCC licenses from Old Loral to New Loral, which represented satisfaction of the last material condition precedent to emergence. The Debtors emerged from their reorganization proceeding under Chapter 11 on November 21, 2005 pursuant to the Plan of Reorganization. Pursuant to Statement of Position No. 90-7, Financial Reporting of Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”) we adopted fresh-start accounting as of October 1, 2005.

Future Outlook

We have reorganized around SS/L’s satellite manufacturing operations and Loral Skynet’s fleet of satellites. Following our emergence from Chapter 11, we have focused primarily on taking advantage of the years of experience and superior expertise of our professional senior management team to capture opportunities in our markets and maintain an efficient stream-lined operation.

Construction of Telstar 11N, a powerful new multi-region Ku-band communications satellite for Loral Skynet, has begun at SS/L and upon completion will be launched into the 37.55o W.L. orbital location. Scheduled to enter service in late 2008, Telstar 11N will provide commercial and governmental customers with broadband connectivity within and among the American, European and African regions. Our customers will also use Telstar 11N for video distribution and high-speed data and voice services. This satellite will be transferred to New Telesat as part of the Skynet Transaction (as detailed below).

Upon closing of the Telesat Canada acquisition and the Skynet Transaction, Loral will hold a 64% economic interest in the world’s fourth largest satellite operator with more than CAD 5 billion of backlog. The integration of Loral Skynet’s and Telesat Canada’s operations and the combined satellite fleet of this new Telesat Canada and Loral Skynet company, comprised of 12 in-orbit satellites and three satellites under construction, will offer customers expanded satellite and terrestrial coverage and continue to offer superior customer service. We believe that this transaction will allow New Telesat to compete more effectively in the FSS industry.

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

On February 27, 2007, Loral completed a $300 million preferred stock financing pursuant to the Securities Purchase Agreement entered into with MHR Fund Management LLC (“MHR”) on October 17, 2006 (see Note 11 to the financial statements). Loral plans to use the proceeds from this financing, together with its existing resources, to pursue both internal and external growth opportunities in the satellite communications industry and strategic transactions or alliances, including completion of the Telesat Canada acquisition.

Consolidated Operating Results

See Critical Accounting Matters in our latest Annual Report on Form 10-K filed with the SEC and Note 3 to the financial statements.

Changes in Critical Accounting Policies — There have been no changes in the company’s critical accounting policies during the three months ended March 31, 2007, except for the treatment of tax contingency accruals.

Effective January 1, 2007, the company began to measure and record tax contingency accruals in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). The expanded disclosure requirements of FIN 48 are presented in Note 3 to the financial statements

FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. FIN 48 also provides guidance on accounting for de-recognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes.

Prior to January 1, 2007, our policy was to maintain tax contingency liabilities for potential audit issues. The tax contingency liabilities were based on our estimate of the probable amount of additional taxes that may be due in the future. Any additional taxes due would be determined only upon completion of current and future federal, state and international tax audits.

Consolidated Operating Results — The following discussion of revenues and Adjusted EBITDA (see Note 14 to the financial statements) reflects the results of our operating business segments for the three months ended March 31, 2007 and 2006. The balance of the discussion relates to our consolidated results, unless otherwise noted.

The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” In evaluating financial performance, we use revenues and operating income (loss) before depreciation and amortization (including stock based compensation) and reorganization expenses due to bankruptcy (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before: reorganization expenses due to bankruptcy; gain on discharge of pre-petition obligations and fresh-start adjustments; gain (loss) on investments; other income (expense); equity in net income (losses) of affiliates; and minority interest, net of tax.

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

Revenues:

	Three Months Ended March 31,
	2007	2006
	(In millions)

Satellite Manufacturing	$200.3	$139.3
Satellite Services	33.6	36.2

Segment revenues	233.9	175.5
Eliminations(1)	(13.4)	(3.5)

Revenues as reported(2)	$220.5	$172.0

Adjusted EBITDA:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Satellite Manufacturing	$7.4	$5.8
Satellite Services	11.9	12.6
Corporate expenses(3)	(8.7)	(6.9)

Segment Adjusted EBITDA before eliminations	10.6	11.5
Eliminations(1)	(2.7)	(0.8)

Adjusted EBITDA	$7.9	$10.7

Reconciliation of Adjusted EBITDA to Net Loss:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Adjusted EBITDA	$7.9	$10.7
Depreciation and amortization	(19.7)	(16.9)

Operating loss	(11.8)	(6.2)
Interest and investment income	6.6	4.5
Interest expense	(2.8)	(5.1)
Other income	4.0	1.0
Income tax provision	(3.4)	(2.6)
Equity in net losses of affiliates	(2.4)	(1.4)
Minority interest	(7.0)	(6.0)

Net loss	$(16.8)	$(15.8)

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L for Satellite Services and for Satellite Services leasing transponder capacity to SS/L.

(2)	Includes revenues from affiliates of $0.4 million and $2.8 million for the three months ended March 31, 2007 and 2006, respectively.

(3)	Represents corporate expenses incurred in support of our operations. The increase in corporate expenses in 2007 is primarily due to litigation costs.

Three Months Ended March 31, 2007 Compared With March 31, 2006

Revenues from Satellite Manufacturing

	Three Months Ended March 31,		% Increase/
	2007	2006	(Decrease)
	(In millions)

Revenues from Satellite Manufacturing	$200	$139	44%
Eliminations	(13)	(3)

Revenues from Satellite Manufacturing as reported	$187	$136	38%

Revenues from Satellite Manufacturing before eliminations increased by $61 million for the three months ended March 31, 2007 as compared to 2006, primarily as a result of increased revenues of $91 million from new satellite orders received in 2006 and the three months ended March 31, 2007. This increase was partially offset by a reduction to revenues as a result of satellites completed and satellite programs nearing completion. Eliminations consist primarily of revenues from the construction of Telstar 11N, a satellite under construction by SS/L for Satellite Services. As a result, revenues from Satellite Manufacturing as reported increased $51 million in 2007 as compared to 2006.

Revenues from Satellite Services

	Three Months Ended March 31,		% Increase/
	2007	2006	(Decrease)
	(In millions)

Revenues from Satellite Services	$34	$36	(7)%
Eliminations	(1)	(1)	4%

Revenues from Satellite Services as reported	$33	$35	(7)%

Revenues from Satellite Services decreased $2 million for the three months ended March 31, 2007 compared to 2006. This reduction is driven by reduced revenues of $3 million as a result of the Boeing termination of service on our Estrela do Sul satellite in late 2006, reduced revenues of $1 million as a result of the restructuring of the Network Services business in late 2006 and revenue from cash basis customers of $1 million in the first quarter of 2006. These reductions were offset by higher utilization of $2 million and $1 million for Satellite Services and Network Services, respectively. Eliminations primarily consist of revenues from leasing transponder capacity to Satellite Manufacturing.

Cost of Satellite Manufacturing

	Three Months Ended March 31,		% Increase/
	2007	2006	(Decrease)
	(In millions)

Cost of Satellite Manufacturing includes:
Cost of Satellite Manufacturing before the following specific charges	$169	$122	39%
Accrued warranty obligations	(1)	(1)	25%
Depreciation and amortization	6	5	12%

Cost of Satellite Manufacturing	$174	$126	38%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	93%	92%

Cost of Satellite Manufacturing as reported increased $48 million for the three months ended March 31, 2007 as compared to 2006. Cost of Satellite Manufacturing before specified identified charges shown above increased $47 million for the three months ended March 31, 2007 as compared to 2006, primarily due to the increased sales and the related costs of new satellites under construction. The cost of Satellite Manufacturing increased slightly to 93% as a percent of sales from 92% to the first quarter of 2006. This increase was a result of a mix change to programs with higher direct costs as a percent of revenue, partially offset by a reduction in overhead costs as a percent of revenue. Depreciation and amortization expense remained constant in 2007 as compared to 2006.

Cost of Satellite Services

	Three Months Ended March 31,		% Increase/
	2007	2006	(Decrease)
	(In millions)

Cost of Satellite Services includes:
Cost of Satellite Services before depreciation and amortization	$12	$13	(8)%
Depreciation and amortization	13	11	20%

Total cost of Satellite Services	$25	$24	5%

Cost of Satellite Services as a % of Satellite Services revenues as reported	76%	67%

Cost of Satellite Services increased $1 million for the three months ended March 31, 2007 as compared to 2006. This increase was primarily due to an increase of depreciation and amortization expense of $2 million in 2007 as compared to 2006, primarily resulting from the net effect of increased depreciation of $1 million due to accelerated depreciation on a satellite and the depreciation of the four Satmex 6 transponders, which we acquired the rights to in November 2006 and higher amortization of fair value adjustments of $1 million in connection with the adoption of fresh-start accounting on October 1, 2005. These increases were offset by a $1 million reduction in personnel costs due to reduced headcount.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		% Increase/
	2007	2006	(Decrease)
	(In millions)

Selling, general and administrative expenses	$33	$27	22%
Continuing expenses related to remaining bankruptcy related matters	—	1

Selling, general and administrative expenses	$33	$28	17%

% of revenues as reported	15%	16%

Selling, general and administrative expenses before continuing expenses for bankruptcy related matters increased by $6 million in 2007 as compared to 2006, primarily due to: increased SS/L costs of $2 million for research and development and $1 million in marketing related expenses; decreased costs at Satellite Services of $1.0 million for marketing and promotional expenses, partially offset by an increase in personnel costs and other costs totaling $1 million; and higher Corporate expenses of $3 million related to increased litigation costs. Continuing expenses for bankruptcy related matters decreased $1 million as a result of minimal expenses incurred in 2007 as compared to 2006.

Interest and Investment Income

	Three Months Ended March 31,		% Increase/
	2007	2006	(Decrease)
	(In millions)

Interest and investment income	$7	$5	44%

The interest income increase of $2 million for the three months ended March 31, 2007 as compared to 2006, is primarily due to higher short-term interest rates and higher cash balances in 2007 over 2006. This includes increases of $1 million from higher short-term interest rates and higher cash balances due to the proceeds from the

$300 million preferred stock financing completed on February 27, 2007 and an increase of $1 million primarily due to higher SS/L interest income on vendor financing and orbital incentives.

Interest Expense

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Interest cost before capitalized interest	$5	$5
Capitalized interest	(2)	—

Interest expense	$3	$5

Interest cost before capitalized interest, primarily for the Loral Skynet 14% senior secured notes, remained relatively constant for the three months ended March 31, 2007 as compared to 2006. Capitalized interest increased to $2 million due to higher construction in process balances primarily for the Telstar 11N satellite.

Other Income

Other income increased $3 million for the three months ended March 31, 2007 as compared to 2006, primarily resulting from net unrealized gains of $4 million in 2007 related to the forward foreign currency derivative contracts associated with the anticipated acquisition of Telesat Canada (see Note 6 to the financial statements), offset by a $1 million gain in 2006 associated with the sale of an orbital slot.

Income Tax Provision

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). We adopted FIN 48 as of January 1, 2007. See Income Taxes in Note 3 to the financial statements.

The income tax provision was $3.4 million for the three months ended March 31, 2007 as compared to $2.6 million for 2006 on a pre-tax loss of $4.0 million and $5.8 million, respectively. The increase in our provision for 2007 is primarily attributable to an additional valuation allowance of $1.8 million required as a result of having reversed $1.8 million of deferred tax liabilities from accumulated other comprehensive income during 2007. This increase was partially offset by a reduced accrual for tax contingency reserves in 2007 (in accordance with FIN 48) of $0.6 million and lower foreign income taxes in 2007 of $0.3 million, primarily in Brazil as a result of the termination of a customer lease contract in 2006.

During 2007 and 2006, we maintained a 100% valuation allowance against our net deferred tax assets except with regard to our deferred tax assets related to AMT credit carryforwards. We will continue to maintain the valuation allowance until sufficient positive evidence exists to support its reversal. If, in the future, we were to determine that we will be able to realize all or a portion of the benefit from our deferred tax assets, a reduction to the valuation allowance as of October 1, 2005 will first reduce goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital.

Equity Income (Losses) in Affiliates

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

XTAR	$(2.5)	$(1.4)
Other	0.1	—

	$(2.4)	$(1.4)

The increase in equity losses in XTAR in 2007 represents our share of higher losses incurred by XTAR.

Minority Interest

Minority interest increased $1 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, primarily as a result of an increase in the number of outstanding shares of Loral Skynet preferred stock in 2007 as a result of dividends paid in kind during 2006 and 2007.

Backlog

Consolidated

Consolidated backlog was $1,559 million at March 31, 2007 and $1,347 million at December 31, 2006.

Satellite Manufacturing

As of March 31, 2007, backlog for SS/L was approximately $1,296 million, including intercompany backlog of approximately $103 million. Backlog at December 31, 2006 was $1,118 million, including intercompany backlog of $116 million.

Satellite Services

At March 31, 2007, Satellite Services’ backlog totaled approximately $375 million, including intercompany backlog of approximately $9 million. As of December 31, 2006, backlog was $355 million, including intercompany backlog of $10 million.

Liquidity and Capital Resources

Cash and Available Credit

As of March 31, 2007, the Company had $521.7 million of cash, short-term investments and restricted cash, of which $116.5 is in the form of short-term investments and $15 million is in the form of restricted cash ($3 million included in other current assets and $12 million included in other assets on our condensed consolidated balance sheet). During the next 12 months, we expect to use a significant portion of our available cash and short-term investments for the Telesat Canada acquisition, capital expenditures, including the continued construction of Telstar 11N and facilities expansion for the Satellite Manufacturing segment, and for working capital requirements. We believe that cash and short-term investments as of March 31, 2007 and net cash provided by operating activities will be adequate to meet our expected cash requirement for activities in the normal course of business, planned capital expenditures and the Telesat Canada acquisition, through at least the next 12 months. It is possible, however, that we will further access the financial markets to meet these objectives or to better position our capital structure.

On December 16, 2006, a joint venture formed by the Company and its Canadian partner, PSP, entered into a definitive agreement with BCE Inc. to acquire 100% of the stock of Telesat Canada and certain other assets for CAD 3.25 billion (approximately $2.82 billion based on an exchange rate of $1.00/CAD 1.154 as of March 31, 2007). Our net cash funding requirement for this transaction will be funded from cash and short-term investments and/or cash flow from operations. If the Telesat Canada acquisition and the Skynet Transaction had occurred on March 31, 2007, Loral’s net cash funding requirements would have amounted to approximately $206 million. See “Telesat Canada Transaction” below.

The Company has an investment program that increases return while maintaining a conservative risk profile. The Company’s investment policy establishes conservative policies relating to and governing the investment of its surplus cash. The investment policy does not permit the Company to engage in speculative or leveraged transactions, nor does it permit the Company to hold or issue financial instruments for trading purposes. The investment policy was designed to preserve capital and safeguard principal, to meet all liquidity requirements of the Company and to provide a competitive rate of return. The investment policy addresses dealer qualifications, lists approved securities, establishes minimum acceptable credit ratings, sets concentration limits, defines a maturity structure, requires all firms to safe keep securities on our behalf, requires certain mandatory reporting activity and discusses review of the portfolio. The Company operates its investment program under the guidelines of its investment policy.

On February 27, 2007, Loral completed a $300 million preferred stock financing pursuant to the Securities Purchase Agreement entered into with MHR on October 17, 2006, as amended and restated on February 27, 2007 (the “Securities Purchase Agreement”). See Note 11 to the financial statements.

The price of Loral’s common stock on October 16, 2006, the day before we signed the Securities Purchase Agreement, was $26.92 and the conversion price was $30.1504. The price of Loral’s common stock on February 27, 2007, when the financing closed was $47.40. Because of the difference between the fair market value of the common stock on the date the financing closed, as compared to the conversion price, the Company is required to reflect a beneficial conversion feature of the Loral Series A-1 Preferred Stock as a component of its earnings per share calculation for the three months ended March 31, 2007. We will also reflect a beneficial conversion feature in a similar manner for the Series B-1 Preferred Stock, in the period in which shareholder approval of the creation of the new class of Class B-1 non-voting common stock is received. This beneficial conversion feature will be recorded as an increase to net loss applicable to common shareholders and will result in a reduction of both basic and diluted earnings per share results. Accordingly, in the period ended March 31, 2007 we have recorded, an increase to net loss applicable to common shareholders of $24.5 million. In the period in which shareholder approval of the new class of Class B-1 non-voting common stock is received, we expect that our net income (loss) applicable to common shareholders will be reduced (increased), as applicable, by approximately $154 million reflecting the beneficial conversion feature (less discount, if any, for the class B-1 non-voting common stock because of its non-voting status). In the future, to the extent that dividends on the Loral Series-1 Preferred Stock are paid in additional shares of Loral Series-1 Preferred Stock, we may incur additional beneficial conversion features that reduce our net income applicable to common shareholders.

Cash requirements at Satellite Manufacturing are driven primarily by working capital requirements to finance long-term receivables associated with satellite contracts and capital spending required to maintain and expand the manufacturing facility. Capital requirements to expand the manufacturing facility beyond its current capabilities and offer customer financing terms beyond standard terms will be funded from some or all of the following: cash and short-term investments, cash flow from operations, or through additional financing activity. The incremental cost of such expansions or upgrades could be up to $150 million over the next three years. SS/L is also currently exploring other alternatives that could substantially reduce these expenditures. Historically, a portion of Satellite Manufacturing revenues are paid to SS/L in the form of “orbitals”, receivable payments from its customers that are earned over the life of the satellite. These payments are contingent upon continued satellite performance. As of March 31, 2007, SS/L had orbital receivables of $95 million, which will be received over 18 years, an increase of $12 million from orbital receivables of $83 million as of December 31, 2006. Continued growth in the Satellite Manufacturing business will result in a corresponding growth in the amount of such orbital receivables. To fund such growth, SS/L may be required to obtain additional financing.

Annual receipts from the existing Satellite Services business are fairly predictable because they are primarily derived from an established base of long-term customer contracts and high contract renewal rates. We believe that the Satellite Services cash flow from operations will be sufficient to provide for its maintenance capital requirements and to fund any cash portion of its interest and preferred dividend obligations through the closing of the Skynet Transaction. Cash required for the construction of the Telstar 11N satellite will be funded from some or all of the following: cash and short-term investments, cash flow from operations, or through additional financing activity.

On October 31, 2006, SS/L entered into an amendment to its amended and restated letter of credit agreement with JP Morgan Chase Bank extending the maturity of the facility to December 31, 2007 and reducing the facility availability from $20 million to $15 million. Letters of credit are available until the earlier of the stated maturity of the letter of credit, the termination of the facility, or December 31, 2007. Outstanding letters of credit are fully cash collateralized. As of March 31, 2007, $5.9 million of letters of credit under this facility were issued and outstanding.

On June 7, 2006, SS/L entered into a Customer Credit Agreement (the “Credit Agreement”) with Sirius Satellite Radio Inc. (“Sirius”), effective as of May 31, 2006. Under the Credit Agreement, SS/L has agreed, if requested, to make loans to Sirius in an aggregate principal amount of up to $100 million to finance the purchase of the Sirius FM-5 Satellite (the “Satellite”), including to reimburse Sirius for certain payments made by it under the satellite purchase agreement with SS/L dated May 31, 2006 (the “Purchase Agreement”). Any loans made under the Credit Agreement will be secured by Sirius’ rights under the Purchase Agreement, including its rights to the Satellite. The loans also will be guaranteed by Satellite CD Radio, a subsidiary of Sirius, and, subject to certain exceptions, will be guaranteed by any future material subsidiary that may be formed by Sirius thereafter. The maturity date of any loans will be the earliest to occur of (i) April 6, 2009, (ii) 90 days after the Satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the Satellite. Loans made under the Credit Agreement generally bear interest at a variable rate equal to three-month LIBOR plus a margin. The Credit Agreement permits Sirius to prepay all or a portion of the loans outstanding without penalty. As of March 31, 2007, no loans were outstanding under the Credit Agreement and Sirius was eligible to borrow $30 million under the Credit Agreement, representing reimbursement of payments previously made by Sirius under the Purchase Agreement.

On November 21, 2005, Loral Skynet completed the sale of $126 million of Senior Secured Notes (the “Loral Skynet Notes”). The Loral Skynet Notes mature on November 15, 2015 and bear interest at 14% payable semi-annually beginning July 15, 2006. No principal payments prior to the maturity date are required. On January 16, 2007, Loral Skynet paid accrued interest of $8.8 million in cash. The Loral Skynet Notes are guaranteed by certain of Loral Skynet’s subsidiaries. The obligations of Loral Skynet and the subsidiary guarantors are secured by a first priority lien on certain specified assets of Loral Skynet and the guarantors pursuant to the security agreements entered into on November 21, 2005. The related indenture contains restrictive covenants that limit, subject to certain exceptions, Loral Skynet’s and its subsidiaries’ ability to take certain actions, including restricted payments, as defined, incurrence of debt, incurrence of liens, payment of certain dividends or distributions, issuance or sale of capital stock of subsidiaries, sale of assets, affiliate transactions and sale/leaseback and merger transactions. Our ability to redeem these notes in the near-term is limited. Prior to November 22, 2009, we may redeem the notes at a redemption price of 110% plus accrued and unpaid interest, unless we receive an objection notice from holders of two-thirds of the principal amount of the notes. After this period, the notes are redeemable at our option at a redemption price of 110%, declining over time to 100% in 2014, plus accrued and unpaid interest. Redemption of the Loral Skynet Notes is a condition to the closing of the Skynet Transaction. See “Telesat Canada Transaction” and Notes 10 and 12 to the financial statements.

To the extent the Company is required to obtain financing, there can be no assurance that it will be able to obtain such financing on favorable terms, if at all.

In connection with the Telesat Canada transaction, Loral Skynet has entered into certain derivative transactions. In the event that the Telesat Canada acquisition failed to close and we had to unwind these derivative transactions, Loral Skynet could have liability exposure of up to $117.5 million depending on currency rate fluctuations (see Note 6 to the financial statements).

We are required under the terms of our agreement with PSP to have expended at least $130 million towards the cost of construction, launch and insurance of Telstar 11N by the closing date of the Skynet Transaction or to make a cash capital contribution to Holdings for the amount of any difference.

In addition, if we are unable to close the Skynet Transaction during the one-year period following the closing of the Telesat Canada acquisition, we would then be required, under the terms of our agreement with PSP, to contribute our rights to the Telstar 11N satellite as well as $175 million in cash to New Telesat (see “Telesat Canada Transaction.”).

Telesat Canada Transaction

On December 16, 2006, a joint venture company (“Acquireco”) formed by Loral and its Canadian partner, Public Sector Pension Investment Board (“PSP”) entered into a definitive agreement with BCE Inc. to acquire 100% of the stock of Telesat Canada and certain other assets from BCE Inc. for CAD 3.25 billion (approximately $2.82 billion based on an exchange rate of $1.00/CAD 1.154 as of March 31, 2007), which purchase price is not subject to adjustment for Telesat Canada’s performance during the pre-closing period. Under the terms of this purchase agreement, Telesat Canada’s business is, subject to certain exceptions, being operated entirely for Acquireco’s benefit beginning from December 16, 2006. Telesat Canada is the leading satellite services provider in Canada and earns its revenues principally through the provision of broadcast and business network services over eight in-orbit satellites. This transaction is subject to various closing conditions, including approvals of the relevant Canadian and U.S. government authorities, and is expected to close in mid-2007. Loral and PSP have agreed to guarantee 64% and 36%, respectively, of Acquireco’s obligations under the Telesat share purchase agreement, up to CAD 200 million.

At the time of, or following the Telesat Canada acquisition, substantially all of Loral Skynet’s assets and related liabilities are expected to be transferred to a subsidiary of Acquireco at an agreed upon enterprise valuation, subject to downward adjustment under certain circumstances (the “Skynet Transaction”). This subsidiary will be combined with Telesat Canada and the resulting new entity (“New Telesat”) will be a Canadian company that will be headquartered in Ottawa. Following the completion of the Skynet Transaction, New Telesat will be the world’s fourth largest operator of telecommunications satellites, with a combined fleet of twelve in-orbit satellites and three additional satellites to be placed in service over the next four years. New Telesat will feature a management team to be drawn from both Telesat Canada and Loral Skynet.

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

We and PSP have arranged for the parent company of Acquireco (“Holdings”) to obtain $3.1 billion of committed debt financing from a group of financial institutions, of which up to approximately $2.8 billion is available to fund the purchase price of the Telesat Canada acquisition. PSP has agreed to contribute approximately CAD 595.8 million in cash to Holdings, of which $150 million (or CAD 173.1 million based on an exchange rate of $1.00/CAD 1.154) will be for the purchase of a Holdings fixed rate senior non-convertible mandatorily redeemable preferred stock. In addition to Loral’s agreement to transfer the Loral Skynet assets to New Telesat, Loral will have net cash funding requirements in connection with the transaction, which, had the Telesat Canada acquisition and the Skynet Transaction occurred on March 31, 2007, would have amounted to approximately $206 million. Loral Skynet’s existing 12% preferred stock and 14% senior notes will be redeemed in connection with the Skynet Transaction. To the extent necessary, there will be an appropriate cash true-up at closing between us, PSP and Holdings to reflect the amount of our relative contributions, after giving effect to among other things, the exchange rate then in effect, gains and/or losses on hedging transactions, the spending on Telstar 11N, and in the event of a material adverse change to Loral Skynet’s business during the interim period, the resulting diminution in the agreed upon value of Loral Skynet.

Upon the closings of the Telesat Canada acquisition and the Skynet Transaction, which closings we currently expect to occur simultaneously, we would hold equity interests in Holdings, the ultimate parent company of New Telesat, effectively representing 64% of the economic interests and 33 1/3% of the voting power of New Telesat. PSP would in turn acquire the preferred stock described above, and equity interests effectively representing 36% of the economic interest, and together with two other Canadian investors, 66 2/3% of the voting power, of New Telesat.

See Note 12 to the financial statements for further discussion for the Telesat Canada acquisition and the Skynet Transaction.

Contractual Obligations

There have not been any significant changes to the Contractual Obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC. As of March 31, 2007, we have recorded liabilities under FIN 48 in the amount of $62 million. We do not expect to make any significant payments regarding such liabilities during the next 12 months.

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the three months ended March 31, 2007 was $47 million. This was primarily due to an increase of contracts-in-process of $89 million, primarily resulting from progress on new satellite programs, an increase in inventory of $11 million, which will accommodate the increased volume and a decrease in accrued expenses and other current liabilities of $31 million in part due to a vendor financing payment and employment cost payments, partially offset by decrease in accounts receivable of $64 million, representing the collection of outstanding vendor financing from a customer and the net loss adjusted for non-cash items of $10 million.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2007 was $33 million, resulting from capital expenditures of $20 million, the Company’s net effect of cash management of short-term investments of $10 million and an increase in restricted cash in escrow of $3 million.

Net cash used in investing activities for the three months ended March 31, 2006 was $0.3 million, resulting from capital expenditures, partially offset by proceeds received from the disposition of an orbital slot.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2007 was $284 million, resulting from the proceeds, net of expenses, from the sale of preferred stock. There was no cash provided by (used in) financing activities for the three months ended March 31, 2006.

Affiliate Matters

Loral has made certain investments in joint ventures in the Satellite Services business that are accounted for under the equity method of accounting. See Note 8 to the financial statements for further information on affiliate matters.

Commitments and Contingencies

Our business and operations are subject to a number of significant risks, the most significant of which are summarized in Note 12 to the financial statements.

Other Matters

Accounting Pronouncements

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

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. We are required to adopt the provisions of this statement as of January 1, 2008. We are currently evaluating the impact of adopting SFAS 159.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency

We, in the normal course of business, are subject to the risks associated with fluctuations in foreign currency exchange rates.

As of March 31, 2007, SS/L had the following amounts denominated in Japanese Yen and EUROs (which have been translated into U.S. dollars based on the March 31, 2007 exchange rates) that were unhedged (in millions):

	Foreign
	Currency	U.S. $

Future revenues — Japanese Yen	¥251.4	$2.1
Future expenditures — Japanese Yen	¥3,172.8	$26.9
Contracts-in-process, unbilled receivables — Japanese Yen	¥29.6	$0.3
Future expenditures — EUROs	€3.7	$5.0

Telesat Canada Transaction — Derivatives

As described in Note 12, on December 16, 2006, a joint venture company formed by Loral and PSP entered into a share purchase agreement with BCE Inc. and Telesat Canada for the acquisition of all the shares of Telesat Canada and certain other assets for CAD 3.25 billion. As part of the transaction, the acquisition company received financing commitments from a syndicate of banks for $2.173 billion of senior secured credit facilities and $910 million of a senior unsecured bridge facility. The purchase price of Telesat Canada is in Canadian Dollars, while most of the debt financing is in U.S. dollars. Accordingly, Loral and PSP have entered into financial commitments to lock in exchange rates to convert some of the U.S. dollar denominated debt proceeds to Canadian dollars. As such, Loral entered into several transactions through its Loral Skynet subsidiary, whereby Loral Skynet guaranteed certain exposures should the Telesat Canada acquisition not close and the transactions are unwound.

In December 2006, Loral Skynet entered into a currency basis swap with a single bank counterparty converting $1.054 billion of U.S. debt into CAD 1.224 billion of Canadian debt for a seven year period beginning December 17, 2007. This debt amortizes 1% per year with a final maturity of December 17, 2014. No cash payment was made by Loral to the counterparty for entering into this transaction. This agreement can be closed at any point prior to December 17, 2007 by simply moving all the terms forward to the closing date of the Telesat Canada acquisition without affecting terms. This agreement is assignable to the Canadian borrowing company on or prior to closing of the credit transaction. Loral Skynet’s liability under this agreement shall not exceed $10 million for the early termination of this agreement resulting from an event of default or termination event. For the three months ended March 31, 2007, Loral recorded a $2.3 million charge to other income reflecting the change in the fair value of the swap. Included in other current liabilities is $4.7 and $2.4 as of March 31, 2007 and December 31, 2006, respectively, reflecting the fair value of the swap.

In December 2006, Loral Skynet entered into forward foreign currency contracts with a single bank counterparty selling $497.4 million for CAD 570.1 million ($1.00/CAD 1.1462) with a settlement date of December 17, 2007. In January 2007, Loral Skynet entered into additional forward foreign currency contracts with the same single bank counterparty selling $200.0 million for CAD 232.8 million ($1.00/CAD 1.1640) with a settlement date of December 17, 2007. No cash payments were made by Loral to the single bank counterparty for entering into these transactions. These agreements can be rolled forward to the closing date of the Telesat Canada acquisition with an adjustment in the exchange rate. These agreements are assignable to the Canadian borrowing company on or prior to closing of the credit transaction. For the three months ended March 31, 2007, Loral recorded a $6.3 million gain in other income reflecting the change in the fair value of the forward contracts. As of March 31, 2007, other current assets include $3.0 reflecting a mark-to-market exchange rate of $1.00/CAD 1.1464. As of December 31, 2006, other current liabilities include $3.3 reflecting a mark-to-market exchange rate of $1.00/CAD 1.1539. If the forward contracts were not used for the Telesat Canada transaction and had to be terminated, Loral Skynet could have a gain or loss on the termination depending upon the exchange rate at termination. Under the forward foreign currency contracts, Loral Skynet limited its maximum liability under these agreements to a maximum of $107.5 million, (assuming an exchange rate of $1.00/CAD 1.3611) for the early termination of these agreements resulting from an event of default or termination.

Interest

The Company issued long-term fixed rate debt at its Loral Skynet Corporation subsidiary upon emergence from bankruptcy. As these instruments are at a fixed rate, the Company does not have any exposure to changes in interest rates with respect thereto. The Company does not actively manage its interest rate risk through the use of derivatives or other financial instruments.

As of March 31, 2007, the Company held $156 million in marketable securities consisting of corporate bonds, Euro dollar bonds, certificates of deposits, commercial paper, federal agency notes and auction rate securities. We invest in marketable securities with the intent to hold them to maturity and classify them as such, except for the auction rate securities which we classify as available for sale. At March 31, 2007, the longest maturity date for one of these investments was 31 days and the weighted average maturity of our marketable securities was approximately 14 days. Due to the short-term maturity of our investments and our intent to hold them to maturity, we believe that our exposure to interest rate risk is not significant. A hypothetical 1% movement in market interest rates on $156 million for 14 days would equate to a $61 thousand interest adjustment.

As of March 31, 2007, the carrying value of the Company’s long-term debt was $128.1 million with related debt issuance costs of $5.7 million which is reflected in Other Assets on our Consolidated Balance Sheet. The fair value of such debt was $144.9 million and is based on a market valuation provided to us by an outside financial institution for the Loral Skynet Corporation 14% Senior Notes. The Loral Skynet Notes have a scheduled maturity date in 2015 and have an effective interest rate of 14.6%.

Item 4.	Disclosure Controls and Procedures

(a) Disclosure controls and procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

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

We discuss certain legal proceedings pending against the Company in the notes to the financial statements and refer the reader to that discussion for important information concerning those legal proceedings, including the basis for such actions and relief sought. See Note 12 to the financial statements of this Quarterly Report on Form 10-Q for this discussion.

Item 1A.	Risk Factors

Our business and operations are subject to a significant number of risks. The most significant of these risks are summarized in, and the reader’s attention is directed to, the section of our Annual Report on Form 10-K for the year ended December 31, 2006 in “Item 1A. Risk Factors.” There are no material changes to those risk factors except as set forth in Note 12 (Commitments and Contingencies) of the financial statements contained in this report, and the reader is specifically directed to those sections. The risks described in our Annual Report on Form 10-K, as updated by this report, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit 10.1 — Memorandum of Understanding, dated March 21, 2007 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on March 21, 2007).

Exhibit 10.2 — Letter Agreement between Loral Space & Communications Inc. and MHR Fund Management LLC dated April 25, 2007.

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

Registrant

Loral Space & Communications Inc.

/s/  Richard J. Townsend
Richard J. Townsend
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
and Registrant’s Authorized Officer

Date: May 10, 2007

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 10.1	—	Memorandum of Understanding, dated March 21, 2007 (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Company on March 21, 2007).
Exhibit 10.2	—	Letter Agreement between Loral Space & Communications Inc. and MHR Fund Management LLC dated April 25, 2007.†
Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

† Filed herewith.