Form 10-Q
period 2007-06-30
LORAL SPACE & COMMUNICATIONS INC.
filed 2007-08-09
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, there were 20,260,570 shares of Loral Space & Communications Inc. common stock outstanding.

PART 1.
FINANCIAL INFORMATION

Item 1.	Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$421,618	$186,542
Short-term investments	104,720	106,588
Accounts receivable, net	12,277	76,420
Contracts-in-process	110,384	40,433
Inventories	92,762	82,183
Other current assets	122,450	55,534

Total current assets	864,211	547,700
Property, plant and equipment, net	578,049	558,879
Long-term receivables	105,912	81,164
Investments in and advances to affiliates	92,310	97,202
Goodwill	288,472	305,691
Other assets	126,978	139,275

Total assets	$2,055,932	$1,729,911

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,133	$67,604
Accrued employment costs	37,190	43,797
Customer advances and billings in excess of costs and profits	270,674	242,661
Income taxes payable	3,847	2,567
Accrued interest and preferred dividends	25,635	20,097
Other current liabilities	19,158	42,828

Total current liabilities	429,637	419,554
Pension and other post retirement liabilities	173,218	167,987
Long-term debt	128,024	128,084
Long-term liabilities	167,833	153,028

Total liabilities	898,712	868,653
Minority interest	225,343	214,256
Commitments and contingencies
Shareholders’ equity:
Series A-1 Cumulative 7.5% convertible preferred stock, $0.01 par value 2,200,000 shares authorized, 140,934 shares issued and outstanding	41,566	—
Series B-1 Cumulative 7.5% convertible preferred stock, $0.01 par value 2,000,000 shares authorized, 863,404 shares issued and outstanding	254,496	—
Common stock, $.01 par value	203	200
Paid-in capital	648,523	644,708
Accumulated deficit	(48,148)	(37,981)
Accumulated other comprehensive income	35,237	40,075

Total shareholders’ equity	931,877	647,002

Total liabilities and shareholders’ equity	$2,055,932	$1,729,911

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Revenues from satellite manufacturing	$191,327	$155,810	$379,004	$292,302
Revenues from satellite services	34,674	37,073	67,529	72,557

Total revenues	226,001	192,883	446,533	364,859
Cost of satellite manufacturing	173,027	138,252	347,128	264,200
Cost of satellite services	25,572	23,456	50,539	47,286
Selling, general and administrative expenses	42,523	31,695	75,785	60,109

Operating loss	(15,121)	(520)	(26,919)	(6,736)
Interest and investment income	10,657	5,014	17,211	9,559
Interest expense	(2,233)	(5,495)	(5,046)	(10,663)
Unrealized gain on foreign exchange contracts (Note 6)	61,508	—	65,472	—
Other income (expense)	179	(87)	261	926

Income (loss) before income taxes, equity income (losses) in affiliates and minority interest	54,990	(1,088)	50,979	(6,914)
Income tax provision	(28,363)	(2,423)	(31,764)	(5,017)

Income (loss) before equity income (losses) in affiliates and minority interest	26,627	(3,511)	19,215	(11,931)
Equity income (losses) in affiliates	487	(1,884)	(1,938)	(3,304)
Minority interest	(6,487)	(6,000)	(13,473)	(12,000)

Net income (loss)	20,627	(11,395)	3,804	(27,235)
Preferred dividends	(5,669)	—	(7,732)	—
Beneficial conversion feature related to the issuance of Loral Series A-1 Preferred Stock (Note 11)	(927)	—	(25,404)	—

Net income (loss) applicable to common shareholders	$14,031	$(11,395)	$(29,332)	$(27,235)

Basic and diluted income (loss) per common share:
Basic income (loss) per share	$0.70	$(0.57)	$(1.46)	$(1.36)

Diluted income (loss) per share	$0.67	$(0.57)	$(1.46)	$(1.36)

Weighted average shares outstanding:
Basic	20,070	20,000	20,055	20,000

Diluted	30,594	20,000	20,055	20,000

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006

Operating activities:
Net income(loss)	$3,804	$(27,235)
Non-cash operating items	22,005	52,155
Changes in operating assets and liabilities:
Accounts receivable, net	64,223	15,289
Contracts-in-process	(69,646)	(14,067)
Inventories	(10,959)	(9,896)
Long-term receivables	(212)	(323)
Other current assets and other assets	(1,875)	8,996
Accounts payable	3,838	(14,007)
Accrued expenses and other current liabilities	(24,063)	(19,180)
Customer advances	4,874	72,562
Income taxes payable	1,280	(126)
Pension and other postretirement liabilities	5,231	8,544
Long-term liabilities	7,011	6,995
Other	(60)	85

Net cash provided by operating activities	5,451	79,792

Investing activities:
Capital expenditures	(52,673)	(20,590)
(Increase) decrease in restricted cash in escrow	(9,118)	1,194
Proceeds received from the disposition of an orbital slot	—	5,742
Distribution from equity investment	2,954	—
Proceeds from the sale of short-term investments and available for sale securities	307,862	—
Purchase of short-term investments	(303,489)	—

Net cash used in investing activities	(54,464)	(13,654)

Financing activities:
Proceeds from the sale of preferred stock	293,250	—
Proceeds from the exercise of stock options	1,707	—
Preferred stock issuance costs	(9,099)	—
Cash dividends paid on preferred stock of subsidiary	(1,769)	—

Net cash provided by financing activities	284,089	—

Net increase in cash and cash equivalents	235,076	66,138
Cash and cash equivalents — beginning of period	186,542	275,796

Cash and cash equivalents — end of period	$421,618	$341,934

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Cash and Cash Equivalents and Short-term Investments

As of June 30, 2007, the Company had $547.5 million of cash, short-term investments and restricted cash, of which $104.7 million is in the form of short-term investments and $21.2 million is in the form of restricted cash ($8.9 million included in other current assets and $12.3 million included in other assets on our consolidated balance sheet). Cash and cash equivalents include investments of less than 90 days. Short-term investments consist of investments whose maturity at time of purchase was greater than 90 days and less than one year or investments which had been long-term whose final maturity is less than one year from June 30. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date. Our short-term investments include corporate bonds, Euro dollar bonds, certificates of deposit, commercial paper, Federal Agency notes and auction rate securities. Auction rate securities are long-term obligations that are sold and purchased through an auction process for a period of 7, 28, 35 or 49 days. Auction rate securities are considered to be short-term investments and are classified as available-for-sale securities. Auction rate securities and other available-for-sale securities are carried at fair value with unrealized gains and losses, if any, reported in accumulated other comprehensive income. The carrying value of our auction rate securities at June 30, 2007 approximates their cost.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, foreign exchange contracts, contracts-in-process, long-term receivables and advances and loans to affiliates (see Note 6). Our cash and cash equivalents are maintained with high-credit-quality financial institutions. Historically, our customers have been primarily large multinational corporations and U.S. and foreign governments for which the creditworthiness was generally substantial. In recent years, we have added commercial customers that include companies in emerging markets or the development stage, some of which are highly leveraged or partially funded. Management believes that its credit evaluation, approval and monitoring processes combined with contractual billing arrangements provide for effective management of potential credit risks with regard to our current customer base.

Minority Interest

On November 21, 2005, Loral Skynet issued 1 million of its 2 million authorized shares of Series A 12% non-convertible preferred stock, $0.01 par value per share (the “Loral Skynet Preferred Stock”), which were distributed in accordance with the Plan of Reorganization.

The Loral Skynet Preferred Stock is reflected as minority interest on our condensed consolidated balance sheet and accrued dividends of $6.5 million and $6.0 million for the three months ended June 30, 2007 and 2006,

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, and $13.5 million and $12.0 million for the six months ended June 30, 2007 and June 30, 2006, respectively, are reflected as minority interest on our condensed consolidated statement of operations. On January 12, 2007, Loral Skynet paid a dividend on its Loral Skynet Preferred Stock of $12.86 million, which covered the period from July 14, 2006 through January 11, 2007. The dividend consisted of $1.77 million in cash and $11.09 million through the issuance of 55,434 additional shares of Loral Skynet Preferred Stock. At June 30, 2007, 1,126,715 shares of Loral Skynet Preferred Stock, with a carrying value of $225.3 million, were issued and outstanding. On July 13, 2007 Loral Skynet paid a dividend on its Loral Skynet Preferred Stock of $13.5 million, which covered the period from January 15, 2007 through July 15, 2007. The dividend consisted of $1.26 million in cash and $12.26 million through the issuance of 61,282 additional shares of Loral Skynet Preferred Stock.

Income Taxes

Effective January 1, 2007, we adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For benefits to be recognized in the financial statements, a tax position must be more-likely-than-not to be sustained upon examination by the taxing authorities based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based upon our analysis, the cumulative effects of adopting FIN 48 have been recorded as an increase of $6.2 million to accumulated deficit, an increase of $7.2 million to goodwill, a decrease of $6.3 million to deferred income tax liabilities and an increase of $19.7 million to long-term liabilities. As of January 1, 2007, we had unrecognized tax benefits relating to uncertain tax positions of $60.8 million. We do not anticipate material changes to this liability for the next twelve months, other than additional accruals for interest.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense on a quarterly basis. As of January 1, 2007, we had accrued approximately $5.7 million and $12.6 million for the payment of tax-related interest and penalties, respectively.

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2003. Earlier years related to certain foreign jurisdictions remain subject to examination. Various state and foreign income tax returns are currently under examination. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail.

The liability for uncertain tax positions is included in long-term liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2007. For the three and six months ended June 30, 2007, we increased our FIN 48 liability for uncertain tax positions by $2.1 million and $3.3 million, respectively, for potential additional interest and penalties. As of June 30, 2007, we had accrued approximately $8.5 million and $13.1 million for the payment of potential tax-related interest and penalties, respectively. If our positions are sustained by the taxing authorities, approximately $42.8 million would be treated as a reduction of goodwill and $14.9 million would reduce the Company’s effective tax rate. There were no significant changes to our uncertain tax positions during the six months ended June 30, 2007.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2007 and 2006, we maintained a 100% valuation allowance against our net deferred tax assets except with regard to our deferred tax assets related to AMT credit carryforwards. We will continue to maintain the valuation allowance until sufficient positive evidence exists to support its reversal. If, in the future, we were to determine that we will be able to realize all or a portion of the benefit from our deferred tax assets, a reduction to the valuation allowance as of October 1, 2005 will first reduce goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital. For the three and six months ended June 30, 2007, we utilized the benefits from approximately $24.8 million of deferred tax assets from Old Loral to reduce our cash tax liability imposed on current year income, which created an excess valuation allowance of $24.8 million that was reversed as a reduction to goodwill.

The income tax provision for the three and six months ended June 30, 2007 and 2006 also includes our current provision for foreign income taxes and adjustment, if required, to our FIN 48 liabilities for uncertain tax positions and tax contingency liabilities for potential audit issues. The provision for 2007 also includes certain changes to the valuation allowance required as a result of having reversed deferred tax liabilities from accumulated other comprehensive income.

Pensions and Other Employee Benefits

The following table provides the components of net periodic benefit cost for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Pension Benefits		Other Benefits
	Three Months		Three Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Service cost	$2,412	$3,375	$360	$300
Interest cost	5,432	5,700	1,250	1,125
Expected return on plan assets	(5,837)	(5,425)	(10)	—
Amortization of prior service credits and net actuarial gain	(700)	—	(75)	—

	$1,307	$3,650	$1,525	$1,425

	Pension Benefits		Other Benefits
	Six Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Service cost	$4,824	$6,750	$720	$600
Interest cost	10,864	11,400	2,500	2,250
Expected return on plan assets	(11,674)	(10,850)	(20)	—
Amortization of prior service credits and net actuarial gain	(1,400)	—	(150)	—

	$2,614	$7,300	$3,050	$2,850

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

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Six Months
	Ended June 30,
	2007	2006

Non-cash operating items:
Equity losses in affiliates	$1,938	$3,304
Minority interest	13,473	12,000
Deferred taxes	25,808	—
Depreciation and amortization	40,607	33,074
Stock based compensation	11,354	1,371
(Recoveries of) provisions for bad debts on billed receivables	(80)	499
Provisions for inventory obsolescence	380	1,678
Warranty expense accruals	(1,573)	1,351
Net gain on the disposition of an orbital slot	—	(1,149)
Amortization of prior service credits and net actuarial gain	(1,550)	—
Gain on disposition of available for sale securities	(2,505)	—
Withholding tax impact of cashless stock option exercises	(143)	—
Non cash net interest and gain on foreign exchange contracts	(65,303)	—
Other	(401)	27

Net non-cash operating items	$22,005	$52,155

Non-cash financing activities:
Issuance of preferred stock by subsidiary as payment for dividend	$11,087	$—

Issuance of Loral Series-1 Preferred Stock as payment for dividend	$2,812	$—

Accrued dividends on Series A-1 and Series B-1 preferred stock	$4,920	$—

Supplemental information:
Capital expenditures incurred not yet paid	$1,780	$586

Interest paid	$10,335	$3,030

Taxes paid, net of refunds	$1,726	$1,574

Cash paid for reorganization items:
Professional fees	$(160)	$(9,177)

New Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, (“SFAS 157”), to define fair value, establish a framework for measuring fair value in

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with U.S. GAAP and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. We are required to adopt the provisions of this statement as of January 1, 2008. We are currently evaluating the impact of adopting SFAS 157.

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

4.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Net income (loss)	$20,627	$(11,395)	$3,804	$(27,235)
Cumulative translation adjustment	29	97	59	137
Amortization of prior service credits and net actuarial gains, net of taxes	(469)	—	(938)	—
Unrealized loss on available-for-sale securities, net of taxes	(1,618)	—	(3,959)	—
Less: Reclassification adjustment for gains included in net income	1,475	—	1,475	—

Comprehensive income (loss)	$20,044	$(11,298)	$441	$(27,098)

In the consolidated statement of shareholders’ equity for the year ended December 31, 2006 and in the related notes in our 2006 Annual Report on Form 10-K, we disclosed and included the $30.0 million adjustment to initially apply SFAS 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, in the caption “Other Comprehensive Income.” That caption includes changes in equity that are part of other comprehensive income for the period. We based that presentation on our interpretation of the principles in SFAS 130, Reporting Comprehensive Income, which requires accounting changes to be included in comprehensive income for the period. Subsequently, we became aware that transition provisions of SFAS 158 required that this cumulative effect be presented as a direct adjustment to the “ending balance of Accumulated Other Comprehensive Income” rather than as part of comprehensive income for the period. Consequently, the amount reported under the caption “Other Comprehensive Income” for 2006 should have been $10.1 million, rather than the $40.1 million we reported. The difference, $30.0 million, should have been reported as a direct increase of accumulated other comprehensive income within equity. The amount reported as “Comprehensive Income” for 2006 should have been $(12.6) million rather than the $17.3 million we reported. In our 2007 Annual Report on Form 10-K, we will restate our presentation to correct this error. This correction only affects the display of the cumulative effect of the adoption of SFAS 158 within the consolidated statement of shareholders’ equity and does not otherwise affect our financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Contracts-in-Process

	June 30,	December 31,
	2007	2006
	(In thousands)

Amounts billed	$55,643	$18,289
Unbilled receivables	54,741	22,144

	$110,384	$40,433

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

6.	Financial Instruments and Foreign Currency

Derivatives

On December 16, 2006, a joint venture company formed by Loral and Public Sector Pension Investment Board (“PSP”) entered into a share purchase agreement with BCE Inc. and Telesat Canada for the acquisition of all the shares of Telesat Canada and certain other assets for CAD 3.25 billion (see Note 12). As part of the transaction, the acquisition company received financing commitments from a syndicate of banks for $2.209 billion of senior secured credit facilities and $910 million of a senior unsecured bridge facility (assuming an exchange rate of $1.00/CAD 1.0654 as of June 30, 2007). The purchase price of Telesat Canada is in Canadian dollars, while most of the debt financing is in U.S. dollars. Accordingly, to insulate themselves from Canadian dollar versus US dollar fluctuations, Loral and PSP have entered into financial commitments to lock in exchange rates to convert some of the U.S. dollar denominated debt proceeds to Canadian dollars. To mitigate these risks, Loral entered into several transactions through its Loral Skynet subsidiary, pursuant to which Loral Skynet assumed certain exposures that would arise if the Telesat Canada acquisition does not close and the currency transactions are unwound. Any unrealized gain or loss on these transactions as a result of marking these investments to market, is recognized in the statement of operations and will be offset by a corresponding decrease or increase in the US dollar purchase price equivalent to be paid to BCE by New Telesat.

A summary of these transactions is as follows:

1) In December 2006, Loral Skynet entered into a currency basis swap with a single bank counterparty converting $1.054 billion of U.S. debt into CAD 1.224 billion of Canadian debt for a seven year period beginning December 17, 2007. This debt amortizes 1% per year with a final maturity of December 17, 2014. No cash payment was made by Loral to the counterparty for entering into this transaction. This agreement can be closed at any point prior to December 17, 2007 by simply moving all the terms forward to the closing date of the Telesat Canada acquisition without affecting terms. This agreement is assignable to the Canadian borrowing company on or prior to closing of the credit transaction. Loral Skynet’s liability under this agreement shall not exceed $10 million in the event of an early termination of this agreement resulting from an event of default or termination event. For the three and six months ended June 30, 2007, Loral recorded a gain of $5.9 million and $3.6 million respectively, reflecting the change in the fair value of the swap. Included in other current assets is $1.2 million as of June 30, 2007 and $2.4 million in other current liabilities as of December 31, 2006, reflecting the fair value of the swap.

2) In December 2006, Loral Skynet entered into forward foreign currency contracts with a single bank counterparty selling $497.4 million for CAD 570.1 million ($1.00/CAD 1.1461) with a settlement date of December 17, 2007. In January 2007, Loral Skynet entered into additional forward foreign currency contracts

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the same single bank counterparty selling $200.0 million for CAD 232.8 million ($1.00/CAD 1.1512) with a settlement date of December 17, 2007. No cash payments were made by Loral to the single bank counterparty for entering into these transactions. These agreements can be rolled forward to the closing date of the Telesat Canada acquisition with an adjustment in the exchange rate. These agreements are assignable to the Canadian borrowing company on or prior to closing of the credit transaction. For the three and six months ended June 30, 2007, Loral recorded a gain of $55.6 million and $61.9, respectively, reflecting the change in the fair value of the forward contracts. As of June 30, 2007, other current assets include $58.6 million reflecting a mark-to-market exchange rate of $1.00/CAD 1.0654. As of December 31, 2006, other current liabilities include $3.3 million reflecting a mark-to-market exchange rate of $1.00/CAD 1.1539. If the forward contracts were not used for the Telesat Canada transaction and had to be terminated, Loral Skynet could have a gain or loss on the termination depending upon the exchange rate at termination. Under the forward foreign currency contracts, Loral Skynet limited its maximum liability under these agreements to a maximum of $107.5 million in the event of an early termination of these agreements resulting from an event of default or termination.

As detailed above, Loral Skynet assumed up to $117.5 million of liability exposure which would arise only if the Telesat transaction does not close and the exchange rate moves against our position at the time we are required to settle these derivatives. Since these transactions were entered into, the Canadian dollar has strengthened and through June 30, 2007, Loral Skynet has a cumulative unrealized gain of $59.8 million associated with these foreign exchange derivative transactions. If the Telesat transaction does not close and we had to settle these trades, there would need to be a weakening in the Canadian dollar from the June 30, 2007 exchange rate of US$1.00/CAD 1.0654, of approximately 8% to eliminate our gains and in excess of 20%, for Loral Skynet to reach its full liability exposure.

Foreign Currency

We, in the normal course of business, are subject to the risks associated with fluctuations in foreign currency exchange rates.

As of June 30, 2007, SS/L had the following amounts denominated in Japanese Yen and EUROs (which have been translated into U.S. dollars based on the June 30, 2007 exchange rates) that were unhedged (in millions):

	Foreign Currency	U.S. $

Future revenues — Japanese Yen	¥142.2	$1.2
Future expenditures — Japanese Yen	¥3,781.7	$30.7
Contracts-in-process, unbilled receivables/(customer advances) — Japanese Yen	¥(9.5)	$(0.1)
Future expenditures — EUROs	€3.7	$5.0

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property, Plant and Equipment

	June 30,	December 31,
	2007	2006
	(In thousands)

Land and land improvements	$27,533	$27,533
Buildings	54,134	53,572
Leasehold improvements	8,519	6,434
Satellites in-orbit, including satellite transponder rights of $136.7 million	386,092	386,196
Satellites under construction	93,526	59,085
Earth stations	18,509	18,141
Equipment, furniture and fixtures	89,141	76,787
Other construction in progress	22,751	18,167

	700,205	645,915
Accumulated depreciation and amortization	(122,156)	(87,036)

	$578,049	$558,879

Depreciation and amortization expense for property, plant and equipment was $17.9 million and $17.0 million for the three months ended June 30, 2007 and 2006, respectively, and $35.2 million and $33.9 million for the six months ended June 30, 2007 and 2006, respectively. Accumulated depreciation and amortization as of June 30, 2007 and December 31, 2006 includes $24.9 million and $16.7 million, respectively, related to satellite transponders where Loral has the rights to the transponders for the remaining life of the related satellite.

8.	Investment in and Advances to Affiliates

Investment in and advances to affiliates consists of (in thousands):

	June 30,	December 31,
	2007	2006

XTAR equity investment	$92,310	$97,202

Equity income (losses) in affiliate, consists of (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

XTAR	$(2,366)	$(1,884)	$(4,892)	$(3,304)
Globalstar service provider partnerships	2,853	—	2,954	—

	$487	$(1,884)	$(1,938)	$(3,304)

The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Revenues	$18	$5,638	$408	$8,454
Elimination of our proportionate share of profit relating to affiliate transactions	(20)	(53)	(31)	(287)
Profit relating to affiliate transactions not eliminated	15	42	24	225

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

XTAR and Loral Skynet have entered into agreements whereby Loral Skynet provides to XTAR (i) certain selling, general and administrative services, (ii) telemetry, tracking and control services for the XTAR satellite, (iii) transponder engineering and regulatory support services as needed and (iv) satellite construction oversight services. XTAR is currently not making payments under the agreements. We have agreed to defer amounts due from XTAR until March 31, 2008 and we have not recognized any revenue associated with providing these services to XTAR.

XTAR is currently not making payments under its lease agreement with Hisdesat. Hisdesat has agreed to defer amounts due from XTAR until March 31, 2008.

In connection with the Launch Services Agreement entered into between XTAR and Arianespace, S.A. (“Arianespace”) providing for launch of its satellite on Arianespace’s Ariane 5 ECA launch vehicle, Arianespace provided a one-year, $15.8 million, 10% interest paid-in-kind (i.e., paid in additional debt) loan for a portion of the launch price, secured by certain of XTAR’s assets, including the XTAR-EUR satellite, ground equipment and rights to the orbital slot. The remainder of the launch price consists of a revenue-based fee to be paid over time by XTAR. Through a series of amendments to the loan agreement, XTAR and Arianespace agreed to extend the maturity date of the loan to September 30, 2007. As part of these amendments, XTAR agreed to make scheduled and excess cash payments, as well as foregoing the ability to incur secured debt with the Arianespace collateral. As of June 30, 2007, $0.6 million was outstanding under the Arianespace loan and the loan was paid in full on July 6, 2007.

The following table presents summary financial data for XTAR (in millions):

Statement of Operations Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	$4.6	$3.8	$9.3	$7.2
Operating loss	(3.8)	(2.2)	(7.4)	(3.4)
Net loss	(4.1)	(3.3)	(8.3)	(5.4)

Balance Sheet Data:

	June 30,	December 31,
	2007	2006

Current assets	$6.6	$6.4
Total assets	127.4	132.1
Current liabilities	22.4	20.1
Long-term liabilities	34.4	33.1
Members’ equity	70.6	78.9

Other

On April 14, 2004, Globalstar, L.P. announced the completion of its financial restructuring following the formal acquisition of its main business operations and assets by Thermo Capital Partners LLC (“Thermo”), effectively resulting in Globalstar, L.P. exiting from bankruptcy. Thermo invested $43 million in the newly formed Globalstar company (“Globalstar Inc.”) in exchange for an 81.25% equity interest, with the remaining 18.75% of the equity distributed to the creditors of Globalstar, L.P. Our share of the equity interest was approximately 2.7% of

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Globalstar Inc., to which we assigned no value at the time. On November 2, 2006, Globalstar, Inc., completed an initial public offering, at which time we owned 1,609,896 shares of Globalstar, Inc. We had agreed not to sell 70% of our Globalstar Inc. holdings for at least 180 days following the completion of its offering. As of May 5, 2007, the lock-up was no longer in effect. For the three and six months ended June 30, 2007, we received and recorded a gain of $2.5 million (included in interest and investment income in the condensed consolidated statements of operations) for the sale of 230,086 shares of Globalstar stock. As of June 30, 2007, we owned 938,848 shares of Globalstar, Inc. which are accounted for as available-for-sale securities. Unrealized gains on these shares were $2.5 million, net of taxes as of June 30, 2007.

We hold various indirect ownership interests in three foreign companies that currently serve as exclusive service providers for Globalstar service in Brazil, Mexico and Russia. We account for these ownership interests using the equity method of accounting. We have written-off our investments in these companies and because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies net losses. We are considering whether to make an additional investment of up to $14 million in one of these companies. In the three months ended June 30, 2007, Loral recognized earnings of $3.0 million from our Globalstar investment partnerships, which were primarily attributable to a cash distribution from one of our investments.

9.	Goodwill and Other Intangible Assets

Goodwill

Goodwill was established in connection with our adoption of fresh-start accounting on October 1, 2005. Effective January 1, 2007, we adopted FIN 48. The cumulative effects of adopting FIN 48 has resulted in the Company recording an increase of $7.5 million to goodwill as adjusted in June 2007, offset by a reduction to goodwill of $24.8 million during the three months ended June 30, 2007, as a result of the reversal of an excess valuation allowance (see “Income Taxes” in Note 3), as follows (in thousands):

Goodwill — December 31, 2006	$305,691
Cumulative effect of adopting FIN 48 (see Note 3)	7,541
Reversal of excess valuation allowance on deferred tax assets	(24,760)

Goodwill — June 30, 2006	$288,472

Other Intangible Assets

Other Intangible Assets were established in connection with our adoption of fresh-start accounting and are included in Other Assets on our condensed consolidated balance sheet. Other Intangible Assets consists of (in millions, except years):

	Weighted Average
	Remaining	June 30, 2007		December 31, 2006
	Amortization Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Internally developed software and technology	4	$59.0	$(18.9)	$59.0	$(13.5)
Orbital slots	9	10.8	(2.6)	10.8	(1.8)
Trade names	18	13.2	(1.2)	13.2	(0.8)
Customer relationships	13	20.0	(2.3)	20.0	(1.7)
Customer contracts	8	33.0	(10.9)	33.0	(8.3)
Other intangibles	3	2.7	(1.1)	2.7	(0.8)

		$138.7	$(37.0)	$138.7	$(26.9)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total amortization expense for other intangible assets was $5.0 million and $5.3 million for the three months ended June 30, 2007 and 2006, respectively, and $10.0 million and $10.7 million for the six months ended June 30, 2007 and 2006, respectively. Annual amortization expense for intangible assets for the five years ended December 31, 2011 is estimated to be as follows (in millions):

2007	$19.8
2008	19.2
2009	18.2
2010	14.6
2011	7.4

In connection with our adoption of fresh-start accounting, we recorded fair value adjustments of $66.9 million relating to contracts-in-process, long-term receivables, customer advances and billings in excess of costs and profits and long-term liabilities. Net amortization of these fair value adjustments as a credit to income was $1.6 million and $5.5 million for the three months ended June 30, 2007 and 2006, respectively and $4.9 million and $12.0 million for the six months ended June 30, 2007 and 2006, respectively.

10.	Debt

	June 30,	December 31,
	2006	2006
	(In thousands)

Loral Skynet 14.0% senior secured notes due 2015 (principal amount $126 million)	$128,024	$128,084

Loral Skynet Notes

On November 21, 2005, pursuant to the Plan of Reorganization, Loral Skynet issued $126 million principal amount of 14% Senior Secured Cash/PIK Notes due 2015 (the “Loral Skynet Notes”) under an Indenture, dated as of November 21, 2005 (the “Indenture”), which notes are guaranteed on a senior secured basis by our subsidiary Loral Asia Pacific Satellite (HK) Limited and all of Loral Skynet’s existing domestic, wholly-owned subsidiaries. Prior to November 22, 2009, we may redeem the notes at a redemption price of 110% plus accrued and unpaid interest (see below). After this period, the notes are redeemable at our option at a redemption price of 110%, declining over time to 100% in 2014, plus accrued and unpaid interest. The Loral Skynet Notes bear interest at a rate of 14% per annum payable in cash semi-annually, except that interest will be payable in-kind to the extent that the amount of such interest would exceed certain adjusted EBITDA calculations for Loral Skynet, as detailed in the Indenture.

At June 30, 2007, accrued interest on the Loral Skynet Notes was $8.2 million and is included in accrued interest and preferred dividends on our condensed consolidated balance sheet. Interest expense related to these notes was $4.5 million for both the three months ended June 30, 2007 and 2006 and $8.9 million for both the six months ended June 30, 2007 and 2006. Loral Skynet paid cash of $8.8 million for accrued interest on the Loral Skynet Notes on January 15, 2007 and July 16, 2007, respectively.

The limitations contained in the Indenture impose restrictions on our operations and limit our ability to enter into financial transactions that we may wish to pursue. These restrictions will affect, and in many respects limit, among other things, Loral Skynet’s and its subsidiaries’ ability to pay dividends, make investments, sell assets, make loans, repurchase equity interests or engage in mergers or other like transactions.

The redemption of the Loral Skynet Notes is a condition to the consummation of our transfer of Loral Skynet’s assets to New Telesat (see Note 12), and, at the request of Loral Skynet, the trustee (the “Trustee”) under the Indenture issued an unconditional Notice of Full Redemption of the Loral Skynet Notes. Pursuant to this notice, the

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loral Skynet Notes will be redeemed on September 5, 2007. The redemption price will be 110% of the principal amount of the Loral Skynet Notes, plus accrued and unpaid interest up to, but not including, the redemption date.

Certain holders of Loral Skynet Notes have commenced litigation with respect to the redemption of the Loral Skynet Notes (see Note 12).

SS/L Letter of Credit Facility

On October 31, 2006, SS/L entered into an amendment to its amended and restated letter of credit agreement with JP Morgan Chase Bank extending the maturity of the facility to December 31, 2007 and reducing the facility availability from $20 million to $15 million. Letters of credit are available until the earlier of the stated maturity of the letter of credit, the termination of the facility or December 31, 2007. Outstanding letters of credit are fully cash collateralized. As of June 30, 2007, $6.1 million of letters of credit under this facility were issued and outstanding.

11.	Shareholders’ Equity

Preferred Stock

On February 27, 2007 (the “Issuance Date”), Loral completed a $300 million preferred stock financing pursuant to the Securities Purchase Agreement entered into with MHR Fund Management LLC (“MHR”) on October 17, 2006, as amended and restated on February 27, 2007 (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, Loral sold 136,526 shares of its Series A-1 cumulative 7.5% convertible preferred stock (the “Series A-1 Preferred Stock”) and 858,486 shares of its Series B-1 cumulative 7.5% convertible preferred stock (the “Series B-1 Preferred Stock” and, together with the Series A-1 Preferred Stock, the “Loral Series-1 Preferred Stock”) at a purchase price of $301.504 per share to various funds affiliated with MHR. Each share of the Series A-1 Preferred Stock is convertible, at the option of the holder, into ten shares of Loral common stock at a conversion price of $30.1504 per share. Prior to the Majority Ownership Date (as defined below) and following stockholder approval of the creation of a new class of Class B-1 non-voting common stock, each share of the Series B-1 Preferred Stock will be convertible, at the option of the holder, into ten shares of this Class B-1 non-voting common stock at a conversion price of $30.1504 per share. From and after the Majority Ownership Date, the Series B-1 Preferred Stock and the Class B-1 non-voting common stock may be converted by the holder into Loral common stock, in the case of the Series B-1 Preferred Stock, at the same conversion price, and in the case of the Class B-1 non-voting common stock, on a share for share basis. The conversion price reflects a premium of 12% to the closing price of Loral’s common stock on October 16, 2006. The conversion price is subject to customary adjustments. Dividends on the Loral Series-1 Preferred Stock will be paid in kind (i.e., in additional shares of Loral Series-1 Preferred Stock) through April 2011. Thereafter, if Loral satisfies certain financial requirements, the dividends will be payable in cash or in kind at Loral’s option. Pursuant to the terms of this financing, MHR has the right, which it has not exercised, to nominate one additional member to the Loral board of directors. Loral plans to use the proceeds from this financing, together with its existing resources, to pursue both internal and external growth opportunities in the satellite communications industry and strategic transactions or alliances, including completion of the Telesat Canada acquisition.

The terms of the Loral Series-1 Preferred Stock are designed so that, prior to the Majority Ownership Date, any shares of common stock issuable to MHR or its affiliates upon conversion of the Loral Series-1 Preferred Stock, when taken together with holdings by MHR or its affiliates of common stock at such time, will not represent more than 39.999% of the aggregate voting power of the securities of Loral. The Company and MHR agreed on August 8, 2007 that, in calculating the percentage of the aggregate voting power of Loral securities held by MHR or its affiliates, (a) the number of shares of Series A-1 Preferred Stock and/or common stock deemed to be held by MHR entities shall be increased by a number of shares (i) equal to the number of shares of restricted stock and the number of shares subject to stock options of the Company then personally held by Dr. Mark H. Rachesky (as of July 31, 2007, Dr. Rachesky held 10,000 such shares), and (ii) equal to 50% of the number of shares of common stock reserved for issuance pending resolution of certain disputed third party claims under the Plan of Reorganization of Old Loral, such number of reserved shares not to exceed 71,500 shares and (b) the number of outstanding shares of

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock of the Company shall be decreased by a number of shares equal to 45% of the total number of shares of restricted stock (issued to persons other than directors pursuant to the Company’s Amended and Restated 2005 Stock Incentive Plan) that are then subject to vesting but have not yet vested as of the date of the calculation, such numbers of shares of restricted stock not to exceed one million shares. See Exhibit 10.6 to this Quarterly Report for the full text of the agreement. The “Majority Ownership Date” means the earlier of the date that (i) the beneficial ownership of common stock by MHR and its affiliates, but not including any of the common stock issuable upon the conversion of the Loral Series-1 Preferred stock, represents more than 50% of the common stock of Loral, or (ii) a third party has acquired a majority of Loral’s common stock on a fully diluted basis other than pursuant to certain prohibited transfers of the Series A-1 Preferred Stock from MHR or its affiliates. From and after the Majority Ownership Date, this restriction will no longer apply, and all shares of Loral Series-1 Preferred Stock will be convertible into common stock.

In the event of a liquidation, dissolution or winding up of the Company, the holders of the Loral Series-1 Preferred Stock are entitled to a liquidation preference per share equal to the greater of (i) the share purchase price plus accrued and unpaid dividends plus, during the first 66 months following the Issuance Date, a Make-Whole Amount (as defined below) and (ii) the amount that would be payable to a holder of the Loral Series-1 Preferred Stock if such holder had converted such share into common stock immediately prior to such liquidation, dissolution or winding up. Loral will be able to cause the Loral Preferred Stock (as defined below) to be converted into common stock or Class B non-voting common stock after 5.5 years from the Issuance Date if the common stock is trading above certain volume thresholds and above 125 percent of the conversion price for twenty trading days in a 30-day trading day period, but only if the Class B-1 and Class B-2 non-voting stock has been authorized by stockholders (the “Class B Non-Voting Stock Authorization”).

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

The price of Loral’s common stock on October 16, 2006, the day before we signed the Securities Purchase Agreement, was $26.92 and the conversion price was $30.1504. The price of Loral’s common stock on February 27, 2007, when the financing closed was $47.40. Because of the difference between the fair market value of the common stock on the date the financing closed, as compared to the conversion price, the Company is required to reflect a beneficial conversion feature of the Loral Series A-1 Preferred Stock as a component of its net income (loss) applicable to common shareholders for the three and six months ended June 30, 2007. We will also reflect a beneficial conversion feature in a similar manner for the Series B-1 Preferred Stock, in the period in which shareholder approval of the creation of the new class of Class B-1 non-voting common stock is received. This beneficial conversion feature is recorded as an increase to net loss applicable to common shareholders and results in a reduction of both basic and diluted earnings per share results. Accordingly, in the three months ended March 31, 2007, we have recorded an increase to net loss applicable to common shareholders of $24.5 million. In the period in which shareholder approval of the new class of Class B-1 non-voting common stock is received, we expect that our net income (loss) applicable to common shareholders will be reduced (increased), as applicable, by approximately $154 million reflecting the beneficial conversion feature (less discount, if any, for the class B-1 non-voting common stock because of its non-voting status). To the extent that dividends on the Loral Series-1 Preferred Stock are paid in additional shares of Loral Series A-1 Preferred Stock, we record an additional beneficial conversion feature that reduces our net income applicable to common shareholders. For the three months ended June 30, 2007, we recorded a beneficial conversion feature of $0.9 million for the dividends in additional shares of Loral Series A-1 Preferred Stock. We will also record an additional beneficial conversion feature in a similar manner for dividends in additional shares of Loral Series B-1 Preferred Stock in the period in which shareholder approval of the class B-1 non-voting common stock is received, and thereafter. For dividends paid and accrued through June 30, 2007 on the Loral Series B-1 Preferred Stock, the beneficial conversion feature that will be recorded when shareholder approval of the class B-1 non-voting common stock is received, is approximately $4 million.

In connection with the preferred stock financing, Loral agreed to present certain proposals to its stockholders at its next annual meeting but requested that MHR waive such undertaking with regard to Loral’s 2007 annual meeting. MHR has agreed to Loral’s request. Loral intends to seek stockholder approval for these proposals at its annual meeting in 2008 or at a special meeting of stockholders.

Loral incurred issuance costs of $9 million in connection with this preferred stock financing. In addition, Loral paid MHR a placement fee of $6.75 million.

A complete description of the terms of the Loral Preferred Stock is contained in the certificates of designation related to the Loral Preferred Stock attached as Exhibits 3.2 and 3.3 to the Company’s Current Report on Form 8-K filed on February 28, 2007.

Stock Incentive Plan

On May 22, 2007, at the annual meeting of stockholders of Loral Space & Communications Inc., our stockholders approved the Company’s Amended and Restated 2005 Stock Incentive Plan (the “Plan”) to increase by 1,582,000 the number of shares available for grant thereunder. These amendments cover the following grants that

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were all subject to stockholder approval of the plan amendments: (w) the grant in March 2006 of options to purchase 825,000 shares to our Chief Executive Officer in connection with his entering into an employment agreement with us (the “CEO March 2006 Option Grant”), (x) the grant in June 2006 of options to purchase 20,000 shares to our Chief Financial Officer in connection with his entering into an amendment to his employment agreement, (y) the grant in June 2006 of options to purchase 120,000 shares to a director in connection with his entering into a consulting agreement and (z) grants of approximately 175,000 shares of restricted stock to employees of SS/L. In addition, these amendments cover 31,000 shares of restricted stock granted to our directors as part of their compensation and approximately 410,300 shares available for future grant. The shares available for future grant will be used for awards to our employees, to fulfill existing contractual obligations and to cover the equity component of our directors compensation. As a result of the approval of the amendments, we recorded compensation cost for the period May 22, 2007 to June 30, 2007 related to the first three grants of $8.1 million, based on the estimated fair value of these grants, and stock compensation costs of $2.2 million were recorded for the grant of restricted shares for the period May 22, 2007 to June 30, 2007. The remaining stock based compensation as a result of these grants, totaling $19.4 million, will be recognized over the next three to four years.

12.	Commitments and Contingencies

Financial Matters

SS/L has deferred revenue and accrued liabilities for performance warranty obligations relating to satellites sold to customers, which could be affected by future performance of the satellites. These reserves for expected costs for warranty reimbursement and support are based on historical failure rates. However, in the event of a catastrophic failure of a satellite, which cannot be predicted, these reserves likely will not be sufficient. SS/L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for the six months ended June 30, 2007, is as follows (in millions):

Balance of deferred amounts at January 1, 2007	$53.9
Accruals for deferred amounts issued during the period	—
Accruals relating to pre-existing contracts (including changes in estimates)	(1.6)

Balance of deferred amounts at June 30, 2007	$52.3

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

On July 30, 2007, SS/L entered into an Amended and Restated Customer Credit Agreement (the “Credit Agreement”) with Sirius Satellite Radio Inc. (“Sirius”). The Credit Agreement amends and restates in its entirety the Customer Credit Agreement entered into by SS/L and Sirius on June 7, 2006 (the “Original Credit Agreement”). The purpose of the amendment and restatement is to make available to Sirius financing for the purchase of a second satellite under the Amended and Restated Satellite Purchase Agreement between Sirius and SS/L dated as of July 23, 2007 (the “Amended Satellite Purchase Agreement”). Under the Credit Agreement, SS/L has agreed to make loans to Sirius in an aggregate principal amount of up to $100,000,000 to finance the purchase of the Sirius FM-5 and

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FM-6 Satellites (the “Sirius Satellites”). Loans made under the Credit Agreement are secured by Sirius’ rights under the Amended Satellite Purchase Agreement, including its rights to the Sirius Satellites. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., and, subject to certain exceptions, any future material subsidiary that may be formed by Sirius hereafter. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after the FM-6 Satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the FM-6 Satellite. Loans made under the Credit Agreement generally bear interest at a variable rate equal to three-month LIBOR plus a margin. The Credit Agreement permits Sirius to prepay all or a portion of the loans outstanding without penalty, and, upon the occurrence of certain events, Sirius is required to prepay the loans. As of June 30, 2007, no loans were outstanding under the Original Credit Agreement and Sirius was eligible to borrow $45 million under the Original Credit Agreement, representing reimbursement of payments previously made by Sirius under the Amended Satellite Purchase Agreement.

Loral Skynet has in the past entered into prepaid leases, sales contracts and other arrangements relating to transponders on its satellites. Under the terms of these agreements, as of June 30, 2007, Loral Skynet continues to provide for a warranty for periods of two to eight years for sales contracts and other arrangements (seven transponders), and prepaid leases (two transponders). Depending on the contract, Loral Skynet may be required to replace transponders which do not meet operating specifications. Substantially all customers are entitled to a refund equal to the reimbursement value if there is no replacement, which is normally covered by insurance. In the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer. For other arrangements, in the event of transponder failure where replacement capacity is not available on the satellite, one customer is not entitled to reimbursement, and the other customer’s reimbursement value is based on contractually prescribed amounts that decline over time.

Telesat Canada Transaction

On December 16, 2006, a joint venture company (“Acquireco”) formed by Loral and its Canadian partner, PSP entered into a definitive agreement with BCE Inc. and Telesat Canada to acquire 100% of the stock of Telesat Canada and certain other assets from BCE Inc. for CAD 3.25 billion (approximately $3.05 billion based on an exchange rate of $1.00/CAD 1.0654 as of June 30, 2007), which purchase price is not subject to adjustment for Telesat Canada’s performance during the pre-closing period. Under the terms of this purchase agreement, Telesat Canada’s business is, subject to certain exceptions, being operated entirely for Acquireco’s benefit beginning from December 16, 2006. Telesat Canada is the leading satellite services provider in Canada and earns its revenues principally through the provision of broadcast and business network services over eight in-orbit satellites. This transaction is subject to various closing conditions, including approvals of the relevant Canadian and U.S. government authorities, and is expected to close in the third quarter of 2007. Loral and PSP have agreed to guarantee 64% and 36%, respectively, of Acquireco’s obligations under the Telesat share purchase agreement, up to CAD 200 million.

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

PSP has agreed to contribute approximately CAD 595.8 million in cash to the parent company of Acquireco (“Holdings”), of which $150 million (or CAD 159.8 million based on an exchange rate of $1.00/CAD 1.0654 as of June 30, 2007) will be for the purchase of a Holdings fixed rate senior non-convertible mandatorily redeemable preferred stock.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We and PSP have arranged for Holdings to obtain $3.1 billion of committed debt financing from a group of financial institutions, of which up to approximately $2.8 billion is available to fund the purchase price of the Telesat Canada acquisition, if the acquisition were to close simultaneously with the Skynet Transaction, and $2.4 billion in the event the Skynet Transaction is delayed. The remainder of the debt facilities would be available to fund New Telesat’s post-closing capital expenditures and other requirements, including in the case of a delayed Skynet Transaction, up to $386 million to fund a redemption of Loral Skynet’s preferred stock and senior notes upon closing of the Skynet Transaction.

At closing of the Telesat Canada acquisition, assuming a simultaneous closing of the Skynet Transaction, we will hold equity interests in Holdings, the ultimate parent company of New Telesat, effectively representing 64% of the economic interests and 33 1/3% of the voting power, of New Telesat. PSP will in turn acquire the preferred stock described above, and equity interests effectively representing 36% of the economic interest, and together with two other Canadian investors, 66 2/3% of the voting power of New Telesat.

If the Telesat Canada acquisition and the Skynet Transaction were to occur at the same time, then on the closing date, Holdings will redeem the principal amount of Loral Skynet’s outstanding 14% senior notes ($126 million as of June 30, 2007) and Loral will redeem Loral Skynet’s outstanding 12% preferred stock and accrued dividends thereon (approximately $238 million as of June 30, 2007), as well as pay all interest and redemption premium (approximately $21 million as of June 30, 2007) and any other amounts that may be due in respect of Loral Skynet’s senior notes.

If the Skynet Transaction does not close simultaneously with the Telesat Canada acquisition, Loral will in place of funding the redemption of Loral Skynet’s preferred stock and accrued dividends and interest and redemption premium on Loral Skynet’s senior notes (approximately $259 million as of June 30, 2007), make a cash equity contribution to Holdings of CAD 270.9 million (approximately $254 million based on an exchange rate of $1.00/CAD 1.0654) to acquire redeemable shares of Holdings. Upon the later closing of the Skynet Transaction, Holdings will draw upon its credit facilities to redeem the principal amount of Loral Skynet’s senior notes and the redeemable shares issued to Loral. Loral will use the proceeds from Holdings to redeem Loral Skynet’s preferred stock and pay the interest, premium and any other amounts due under the Loral Skynet Notes. Loral’s economic interest in Holdings would be approximately 38%, assuming an exchange rate of $1.00/CAD 1.0654, to reflect the fact that it has not contributed the Skynet assets into New Telesat, but would be adjusted to 64% upon the closing of the Skynet Transaction.

We will have a year from the closing of the Telesat Canada acquisition to complete the Skynet Transaction. If we are unable to close the Skynet Transaction during that period, we will then be required, under the terms of our agreement with PSP, to contribute our rights to the Telstar 11N satellite as well as $175 million in cash (the “Alternative Contribution”) to New Telesat, in order to bring our economic interest in Holdings to 64%.

To the extent necessary, upon closing of the Telesat Canada acquisition, the Skynet Transaction and/or the Alternative Contribution, as the case may be, there will be an appropriate cash true-up between us, PSP and Holdings to reflect the amount of our relative contributions, after giving effect to among other things, the exchange rate then in effect, gains and/or losses on hedging transactions, the spending on Telstar 11N, in the event of a material adverse change to Loral Skynet’s business during the interim period, the resulting diminution in the agreed upon value of Loral Skynet, and in the event the Alternative Contribution is effected in place of the Skynet Transaction, the extent to which the value of the Alternative Contribution, plus the CAD 270.9 million of Loral’s equity contribution, is greater or less than the agreed upon value of the assets to be transferred in the Skynet Transaction. In July 2007, we increased our on-orbit insurance for Telstar 12 by $150 million to $340 million to provide us with sufficient liquidity to complete the Skynet Transaction in the event of a failure of that satellite.

Loral Skynet has adopted a retention plan for its key employees to facilitate the transition. Payments to these employees will be paid six months after the close of the Skynet Transaction. Costs relating to this plan will be borne by New Telesat. We have incurred $10.8 million of transaction related costs (included in other current assets on our

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

condensed consolidated balance sheet), which will be reimbursed to us by New Telesat after the close of the transaction.

Satellite Matters

Satellites are built with redundant components or additional components to provide excess performance margins to permit their continued operation in case of component failure, an event that is not uncommon in complex satellites. Twenty-one of the satellites built by SS/L and launched since 1997, three of which are owned and operated by our subsidiaries or affiliates, have experienced losses of power from their solar arrays. There can be no assurance that one or more of the affected satellites will not experience additional power loss. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. During the third quarter of 2006, due to power loss caused by solar array failures, Loral Skynet removed from service through the end of life certain unutilized transponders on one of its satellites and will remove additional transponders from service on this satellite in order to maintain sufficient power to operate the remaining transponders for its specified life. As of June 30, 2007, Loral Skynet does not believe the carrying value of this satellite has been impaired. Loral Skynet will, however, continue to evaluate the impact of the power loss caused by the solar array failures. A complete or partial loss of a satellite’s capacity could result in a loss of orbital incentive payments to SS/L and, in the case of satellites owned by Loral Skynet and its affiliates, a loss of revenues and profits. With respect to satellites under construction and the construction of new satellites, based on its investigation of the matter, SS/L has identified and has implemented remediation measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or the construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses, and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, we believe that this matter will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided.

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

Loral Skynet operates Telstar 10 and Telstar 18 pursuant to agreements with a third party that has licenses to use orbital slots controlled by China and Tonga, respectively. Although Loral Skynet’s agreements with this third party provide Loral Skynet with renewal rights with respect to replacement satellites, because of the control of the orbital slots by foreign governments, there can be no assurance that renewal rights will be granted. Should Loral Skynet be unsuccessful in obtaining renewal rights for either or both of the orbital slots, or otherwise fail to enter into agreements with the third party with respect to such replacement satellites, all revenue obtained from the affected satellite or satellites would cease and Loral Skynet’s Asian franchise would be seriously weakened.

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

Legal Proceedings

Informal SEC Inquiry

In June and July 2007, we received letters from the Staff of the Division of Enforcement of the SEC informing the Company that it is conducting an informal inquiry and requesting that the Company provide certain documents and information relating primarily to the Securities Purchase Agreement, dated as of October 17, 2006, as amended and restated on February 27, 2007, between Loral and MHR Fund Management LLC and activities before and after its execution as well as documents and information relating to the redemption of Loral Skynet’s Notes (see Note 10) and documents and information regarding the directors and officers of Loral. The letter advised that the informal inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, or as an adverse reflection upon any person or security. The Company is cooperating with the SEC staff. In addition, the Company has received requests for indemnification and advancement of expenses from certain of its advisors with respect to costs they may incur as a result of compliance with SEC document requests.

Skynet Noteholders Litigation

On November 21, 2005, Loral Skynet issued $126 million principal amount of Loral Skynet Notes under the Indenture. The Loral Skynet Notes may be redeemed prior to October 15, 2009 (an “Early Redemption”) at a redemption price of 110% of the principal amount plus accrued and unpaid interest if two-thirds of the holders do not object to the redemption. On June 13, 2007, at the request of Loral Skynet, the trustee (the “Trustee”) under the Indenture issued a Notice of Provisional Redemption. The notice provided that, unless objections to the redemption from holders of more than two-thirds of the outstanding Loral Skynet Notes were received on or prior to July 12, 2007, the Loral Skynet Notes would be redeemed on September 5, 2007.

Also on June 13, 2007, GPC XLI L.L.C., Rockview Trading, Ltd., KS Capital Partners L.P., Murray Capital Management, Inc. Watershed Capital Institutional Partners L.P., Watershed Capital Partners (Offshore), Ltd. and Watershed Capital Partners L.P. (collectively, the “Skynet Noteholder Plaintiffs”) as holders of Loral Skynet Notes commenced an action in the Court of Chancery of the State of Delaware in and for the County of New Castle against Loral, Loral Skynet and the subsidiaries of Loral Skynet that are obligors under the Indenture (collectively, “Defendants”) alleging that Defendants breached the Indenture and the implied covenant of good faith and fair dealing in the Indenture and the Loral Skynet Notes.

Specifically, the Skynet Noteholder Plaintiffs’ complaint relates to the Securities Purchase Agreement, dated as of October 17, 2006, as amended and restated on February 27, 2007, between Loral and MHR, pursuant to which, in February 2007, funds affiliated with MHR purchased $300 million of Loral Series-1 Preferred Stock from Loral as described in Note 11. In that agreement, among other things, MHR also agreed to cause its affiliated funds, which collectively hold more than one-third of the outstanding Loral Skynet Notes, not to object to a proposed Early Redemption of the Loral Skynet Notes in connection with a transaction such as the Skynet Transaction. The Skynet Noteholder Plaintiffs assert that Loral bought the consent of MHR and its affiliated funds to the Early Redemption covenant by paying to MHR in excess of $8.25 million in placement and legal and advisory fees resulting in an unequal “exit consent” payment not offered to other holders and that this covenant violates an implied covenant of good faith and fair dealing that the Skynet Noteholder Plaintiffs believe the Indenture should be deemed to contain. The Skynet Noteholder Plaintiffs have proposed a number of theories of damages, including one in which they allege that the value of the Loral Skynet Notes if they are not redeemable prior to October 15, 2009 would be at least 126% of par value and that the difference between paying approximately 126% versus the proposed Early Redemption amount of 110% is an additional $20.2 million. The portion of this amount that would be applicable to Loral Skynet Notes held by holders other than affiliates of MHR is approximately $11 million, which the Skynet Noteholder Plaintiffs have described as a floor on their damage claim. The Skynet Noteholder Plaintiffs also claim

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be entitled to a portion of the excess of the current value of the Loral Series-1 Preferred Stock over its cost, to the extent it constitutes a consent fee paid to MHR.

In their complaint, the Skynet Noteholder Plaintiffs are seeking (i) a declaratory judgment that Defendants violated the terms of the Indenture by paying MHR for its consent to redemption of the Loral Skynet Notes below the make-whole value and not paying equal consideration to all holders; (ii) a declaratory judgment that Defendants pay equal redemption consideration to all holders, in an amount to be determined at trial; (iii) to enjoin Defendants from consummating the Early Redemption unless equal consideration is paid to all holders for their non-objection to, and redemption of, the Loral Skynet Notes; (iv) to enjoin Defendants from counting the Loral Skynet Notes held by funds affiliated with MHR in its calculation of whether the holders constituting two-thirds of the outstanding principal amount object to the redemption, absent equal consideration to all holders for such non-objection to, and redemption of, the Loral Skynet Notes; (v) an award of damages in an amount to be determined at trial; (vi) an award of pre-judgment interest, attorneys’ fees and costs; and (vii) the grant such other relief as the court deems proper.

The Skynet Noteholder Plaintiffs also moved for a preliminary injunction and for expedited proceedings, including a hearing on their preliminary injunction motion in advance of any redemption of the Loral Skynet Notes or discharge of the Indenture. At a hearing on the Skynet Noteholder Plaintiffs’ motion to expedite proceedings held on July 16, 2007, Loral agreed to place $12 million (representing the $11 million incremental amount claimed by the Skynet Noteholder Plaintiffs in their complaint above the 110% Early Redemption amount plus an allowance for reasonable expenses) in escrow prior to the date the Indenture is discharged for the benefit of holders of Loral Skynet Notes other than funds affiliated with MHR, and the court declined to schedule a hearing on the Skynet Noteholder Plaintiffs’ motion for a preliminary injunction prior to the redemption date or any earlier discharge of the Indenture. At the hearing, the court also granted the motion for expedited proceedings and indicated that it would schedule a trial on the merits in coordination with the trial of a matter related to the Loral Series-1 Preferred Stock pending before the court and currently scheduled for trial in October 2007.

On July 12, 2007, the Trustee reported that objections to the proposed redemption had been received from holders of Loral Skynet Notes representing less than two-thirds of the outstanding Loral Skynet Notes, and, on July 16, 2007, at the request of Loral Skynet, the Trustee issued an unconditional Notice of Full Redemption. Consequently, the Loral Skynet Notes will be redeemed on September 5, 2007, and the Indenture may be discharged at any time prior to that date by deposit of the redemption price with the Trustee. As a result, Loral does not believe that the litigation filed by the Skynet Noteholder Plaintiffs will cause a delay in the redemption of the Loral Skynet Notes which would have the effect of delaying the closing of the Skynet Transaction beyond the closing of the Telesat Transaction.

Although Loral believes that the September 5, 2007 Early Redemption is proper in accordance with the terms of the Indenture and intends to vigorously defend against the Skynet Noteholder Plaintiffs’ claims, the outcome of this litigation can not be determined at this time, and, as such, no liability, if any, is estimable or probable.

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

The parties to the Babus lawsuit have agreed to use their best efforts to agree upon and execute a stipulation of settlement and such other documentation as may be required to obtain court approval of the settlement and dismissal of the lawsuit (the “Settlement Documents”). The consummation of the settlement is subject to: (a) the drafting and execution of the Settlement Documents; (b) the completion by the plaintiff of confirmatory discovery in the lawsuit reasonably satisfactory to plaintiff’s counsel; and (c) a court order approving the settlement in accordance with the terms of the Settlement Documents and that such order is finally affirmed on appeal or is no longer subject to appeal and dismissal of the lawsuit in its entirety with prejudice and without awarding costs to any party (except for attorneys’ fees, costs and expenses to be awarded to plaintiff’s counsel subject to approval by the court as provided in the MOU). To date, the parties have not engaged in negotiating the Settlement Documents, plaintiff’s counsel has not engaged in confirmatory discovery, and court approval of the settlement has not been sought.

The terms of the MOU are more fully described in the Company’s Report on Form 8-K filed on March 21, 2007 and the description herein and therein is qualified in its entirety by reference to the full text of the MOU, which was attached as Exhibit 10.1 to such Report on Form 8-K.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 27, 2007, the plaintiffs in the Delaware shareholder litigation (discussed below) served a motion to intervene in the Babus lawsuit. In their intervention motion, the Delaware plaintiffs claimed that an automatic stay of the Babus lawsuit went into effect on November 12, 2006, by virtue of the death on that day of the New York plaintiff, Maxine Babus. Among other things, the prospective intervenors claimed that all developments in the Babus lawsuit subsequent to November 12, 2006, including the execution of the MOU, the filing of the amended complaint and the pursuit of confirmatory discovery, are null and void.

At a hearing in June 2007, the plaintiffs in the Delaware shareholder litigation withdrew their motion to intervene in the Babus lawsuit, and counsel for Maxine Babus produced a stipulation substituting Mrs. Babus’ son as plaintiff in place of his deceased mother. The court ruled that it would so order the substitution contingent upon Mr. Babus filing ancillary proceedings in New York, which he has not done to date.

In addition, the Company has received requests for indemnification and advancement of expenses from its directors pursuant to their indemnification agreements with the Company for any losses or costs they may incur as a result of the Babus lawsuit.

Delaware Shareholder Litigation

On or about May 14, 2007, the Court of Chancery of the State of Delaware in and for New Castle County entered an order consolidating two civil actions previously commenced by certain stockholders of the Company against the Company, the MHR Entities and the individual members of the Company’s board of directors under the caption In re: Loral Space and Communications Inc. Consolidated Litigation. Plaintiffs in this action are certain stockholders of the Company who allege that they hold over 18% of the outstanding common stock of the Company (the “Blackrock Plaintiffs”) and Highland Crusader Offshore Partners, L.P. (“Highland,” and, together with the Blackrock Plaintiffs, the “Delaware Plaintiffs”), the purported owner of approximately 5% of Loral’s outstanding common stock. The Blackrock Plaintiffs have brought the case derivatively on behalf of the Company and directly on behalf of the Blackrock Plaintiffs individually. The case has also been brought by Highland as a class action on behalf of a class of Loral stockholders consisting of all security holders of the Company (except the defendants and persons or entities related to or affiliated with the defendants) who, as alleged in the amended and consolidated complaint, “are or will be threatened with injury arising from Defendants’ actions” as described in the amended and consolidated complaint.

In the amended and consolidated complaint, the Blackrock Plaintiffs have brought derivative claims alleging, among other things, that, in connection with the Securities Purchase Agreement, the directors and the MHR Entities breached their fiduciary duties to the Company, including the fiduciary duties of care and loyalty, the MHR Entities have aided and abetted the directors’ breach of fiduciary duty, and the directors have engaged in conduct, or intentionally or recklessly approved conduct, that has caused the Company to waste valuable corporate assets. In addition, the Blackrock Plaintiffs have brought a direct claim against the MHR Entities and Dr. Rachesky alleging breach of their fiduciary duties to the Blackrock Plaintiffs, and a claim alleging that, by approving, engaging in and closing the transactions contemplated by the Securities Purchase Agreement, defendants violated the restriction on transactions between companies and their interested stockholders contained in Section 203 of the Delaware General Corporation Law. The Blackrock Plaintiffs are seeking, among other things, rescission of the Securities Purchase Agreement, a judgment declaring that the Securities Purchase Agreement, and the process by which it was negotiated, approved and completed, violated Delaware law and constituted a breach of defendants’ fiduciary duties and awarding plaintiffs their expenses and costs, including reasonable legal fees.

In the amended and consolidated complaint, Highland has brought class claims alleging, among other things, that, in connection with the Securities Purchase Agreement pursuant to which the Company sold $300 million of preferred stock to the MHR Funds, MHR and the individual defendants breached their fiduciary duties in negotiating and approving the Securities Purchase Agreement, MHR and the individual defendants breached their fiduciary duties by failing to terminate and re-negotiate the Securities Purchase Agreement after it was announced, the individual defendants committed an ultra vires abdication of their statutory authority, MHR and the individual defendants breached their fiduciary duty of disclosure by stating publicly that they would seek to renegotiate the

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities Purchase Agreement after it was announced or to obtain an alternative and instead proceeding with the Securities Purchase Agreement, and MHR aided and abetted the individual defendants in their breach of fiduciary duty. Highland is seeking, among other things, rescission of the preferred stock transaction, imposition of a constructive trust on any profits MHR earned through the transaction, to compel MHR to distribute a portion of the preferred stock or resulting shares into which the preferred stock converts to the class, to invalidate a portion of the preferred stock or resulting shares into which the preferred stock converts, imposition of a permanent injunction on MHR’s right to convert the preferred stock or to exercise the voting power conferred by the preferred stock or the shares into which it converts, an award of damages to the class in an amount to be determined at trial, an award of pre-judgment and post-judgment interest and an award of costs and disbursements, including reasonable attorneys’ fees and experts’ fees.

Discovery in the consolidated action has commenced, and a trial has been set for October 2007.

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

Globalstar Related Class Action Securities Litigations

On September 26, 2001, the nineteen separate purported class action lawsuits filed in the United States District Court for the Southern District of New York by various holders of securities of Globalstar Telecommunications Limited (“GTL”) and Globalstar, L.P. (“Globalstar”) against GTL, Old Loral, Bernard L. Schwartz and other defendants were consolidated into one action titled In re: Globalstar Securities Litigation. In November 2001, plaintiffs in the consolidated action filed a consolidated amended class action complaint against Globalstar, GTL, Globalstar Capital Corporation, Old Loral and Bernard L. Schwartz seeking, among other things, damages in an unspecified amount and reimbursement of plaintiffs’ costs and expenses. The complaints alleged (a) that all defendants (except Old Loral) violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about Globalstar’s business and prospects, (b) that defendants Old Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged “controlling persons” of Globalstar, (c) that defendants GTL and Mr. Schwartz are liable under Section 11 of the Securities Act of 1933 (the “Securities Act”) for untrue statements of material facts in or omissions of material facts from a registration statement relating to the sale of shares of GTL common stock in January 2000, (d) that defendant GTL is liable under Section 12(2)(a) of the Securities Act for untrue statements of material facts in or omissions of material facts from a prospectus and prospectus supplement relating to the sale of shares of GTL common stock in January 2000, and (e) that defendants Old Loral and Mr. Schwartz are secondarily liable under Section 15 of the Securities Act for GTL’s primary violations of Sections 11 and 12(2)(a) of the Securities Act as alleged “controlling persons” of GTL. The class of plaintiffs on whose behalf the lawsuit has been asserted consists of all buyers of securities of Globalstar, Globalstar Capital and GTL during the period from December 6, 1999 through October 27, 2000, excluding the defendants and certain

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

persons related to or affiliated with them. This case was preliminarily settled by Mr. Schwartz in July 2005 for $20 million with final approval of the settlement in December 2005. In September 2006, two objectors to the settlement who had filed appeals concerning the attorneys’ fees awarded to the plaintiffs withdrew their appeals with prejudice. Mr. Schwartz has commenced a lawsuit against Globalstar’s directors and officers liability insurers seeking to recover the full settlement amount plus legal fees and expenses incurred in enforcing his rights under Globalstar’s directors and officers liability insurance policy. In January 2007, two of the four insurers settled with Mr. Schwartz and paid him the remaining limits under their policies and, after a jury trial, the jury returned a verdict against the other two insurers in favor of Mr. Schwartz awarding him the remaining $9.1 million balance of his claim. The insurers’ motion to set aside the verdict or, in the alternative, for a new trial, was denied, and they have appealed the verdict. In addition, Mr. Schwartz has filed a proof of claim against Old Loral asserting a general unsecured prepetition claim for, among other things, indemnification relating to this case. Mr. Schwartz and Old Loral have agreed that in no event will his claim against Old Loral with respect to the settlement of this case exceed $25 million. If Mr. Schwartz’s claim ultimately becomes an allowed claim under the Plan of Reorganization and assuming he is not reimbursed by Globalstar’s insurers, Mr. Schwartz would be entitled to a distribution under the Plan of Reorganization of New Loral common stock based upon the amount of the allowed claim. Any such distribution of stock would be in addition to the 20 million shares of New Loral common stock distributed under the Plan of Reorganization to other creditors. Instead of issuing such additional shares, New Loral may elect to satisfy any allowed claim in cash in an amount equal to the number of shares to which plaintiffs would have been entitled multiplied by $27.75 or in a combination of additional shares and cash. We believe, although no assurance can be given, that New Loral will not incur any material loss as a result of this settlement.

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

Reorganization Matters

In connection with our Plan of Reorganization, certain claims have been filed against Old Loral and its Debtor Subsidiaries, the validity or amount of which we dispute. We are in the process of resolving these disputed claims, which may involve litigation in the Bankruptcy Court. To the extent any disputed claims become allowed claims, the claimants would be entitled to distributions under the Plan of Reorganization based upon the amount of the allowed claim, payable either in cash for claims against SS/L or Loral SpaceCom or in New Loral common stock for all other claims. We have accrued only the amount we believe is valid for disputed claims payable in cash, although there can be no assurance that this amount will be sufficient to cover all such claims that ultimately become allowed claims. The remaining claims from the Plan of Reorganization payable in cash and the expenses associated with completing the reorganization activity aggregate approximately $110,000 at June 30, 2007. As of June 30, 2007, we reserved approximately 107,000 of the 20 million shares of New Loral common stock distributable under the Plan of Reorganization for disputed claims that may ultimately be payable in common stock. To the extent that disputed claims do not become allowed claims, shares held in reserve on account of such claims will be distributed pursuant to the Plan of Reorganization pro rata to claimants with allowed claims.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income (Loss) Per Share

A reconciliation of basic and diluted income (loss) per share is presented below (in thousands, expect per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Basic:
Net income (loss) applicable to common shareholders	$14,031	$(11,395)	$(29,332)	$(27,235)

Weighted average common shares outstanding	20,070	20,000	20,055	20,000

Basic income (loss) per share	$0.70	$(0.57)	$(1.46)	$(1.36)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Diluted:
Net income (loss) applicable to common shareholders	$14,031	$(11,395)	$(29,332)	$(27,235)
Plus:
Dividends on Loral Series-1 Preferred Stock	5,669	—	—	—
Beneficial conversion feature related to dividends on Loral Series-1 Preferred Stock	927	—	—	—

Net income (loss) for diluted	$20,627	$(11,395)	$(29,332)	$(27,235)

Common and potential common shares:
Weighted average common shares outstanding	20,070	20,000	20,055	20,000
Assumed exercise of stock options	473	—	—	—
Unvested restricted stock awards	20	—	—	—
Assumed conversion of Loral Series-1 Preferred Stock	10,031	—	—	—

Common and potential common shares	30,594	20,000	20,055	20,000

Diluted income (loss) per share	$0.67	$(0.57)	$(1.46)	$(1.36)

The assumed exercise of stock options and unvested restricted stock awards are not included in the calculation of diluted loss per share for the three months ended June 30, 2006 and the six months ended June 30, 2007 and 2006, because their effect would have been antidilutive. Additionally, the Loral Series-1 Preferred Stock, issued February 27, 2007, was not included in the calculation of diluted loss per share for the six months ended June 30, 2007, because their effect would have been antidilutive. As of June 30, 2007, there were 2,190,452 stock options outstanding, 198,700 shares of unvested restricted stock and the Loral Series A-1 Preferred Stock was convertible into 1,409,340 shares of common stock.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intersegment revenues primarily consists of satellites under construction by Satellite Manufacturing for Satellite Services and the leasing of transponder capacity by Satellite Manufacturing from Satellite Services. Summarized financial information concerning the reportable segments is as follows (in millions):

Three Months Ended June 30, 2007

	Satellite	Satellite
	Manufacturing	Services	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$191.3	$34.7		$226.0
Intersegment revenues	18.9	0.7		19.6

Operating segment revenues	$210.2	$35.4		245.6

Eliminations(3)				(19.6)

Operating revenues as reported				$226.0

Segment Adjusted EBITDA before eliminations	$12.8	$13.7	$(8.5)	$18.0

Eliminations(3)				(0.9)

Adjusted EBITDA				17.1
Depreciation and amortization(4)	$(10.1)	$(13.1)	$(9.0)	(32.2)

Operating loss				(15.1)
Interest and investment income				10.6
Interest expense				(2.2)
Unrealized gain on foreign exchange contracts				61.5
Other income (expense)				0.2
Income tax provision				(28.4)
Equity income in affiliates				0.5
Minority Interest				(6.5)

Net income				$20.6

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six Months Ended June 30, 2007

	Satellite	Satellite
	Manufacturing	Services	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$379.0	$67.5		$446.5
Intersegment revenues	31.6	1.4		33.0

Operating segment revenues	$410.6	$68.9		479.5

Eliminations(3)				(33.0)

Operating revenues as reported				$446.5

Segment Adjusted EBITDA before eliminations	$20.2	$25.6	$(17.2)	$28.6

Eliminations(3)				(3.6)

Adjusted EBITDA				25.0
Depreciation and amortization(4)	$(16.2)	$(26.2)	$(9.5)	(51.9)

Operating loss				(26.9)
Interest and investment income				17.2
Interest expense				(5.0)
Unrealized gain on foreign exchange contracts				65.5
Other income (expense)				0.2
Income tax provision				(31.8)
Equity loss in affiliates				(1.9)
Minority Interest				(13.5)

Net income				$3.8

Other Data:
Total assets(5)	$964.9	$789.2	$301.8	$2,055.9

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended June 30, 2006

	Satellite	Satellite
	Manufacturing	Services	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$155.9	$37.0		$192.9
Intersegment revenues	7.4	0.9		8.3

Operating segment revenues	$163.3	$37.9		201.2

Eliminations(3)				(8.3)

Operating revenues as reported				$192.9

Segment Adjusted EBITDA before eliminations	$11.8	$14.1	$(7.3)	$18.6

Eliminations(3)				(1.5)

Adjusted EBITDA				17.1
Depreciation and amortization	$(6.1)	$(10.9)	$(0.6)	(17.6)

Operating loss				(0.5)
Interest and investment income				5.0
Interest expense				(5.5)
Other income (expense)				(0.1)
Income tax provision				(2.4)
Equity loss in affiliates				(1.9)
Minority Interest				(6.0)

Net loss				$(11.4)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six Months Ended June 30, 2006

	Satellite	Satellite
	Manufacturing	Services	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$292.3	$72.6		$364.9
Intersegment revenues	10.3	1.5		11.8

Operating segment revenues	$302.6	$74.1		376.7

Eliminations(3)				(11.8)

Operating revenues as reported				$364.9

Segment Adjusted EBITDA before eliminations	$17.6	$26.7	$(14.2)	$30.1

Eliminations(3)				(2.3)

Adjusted EBITDA				27.8
Depreciation and amortization	$(11.6)	$(21.8)	$(1.1)	(34.5)

Operating loss from continuing operations				(6.7)
Interest and investment income				9.6
Interest expense				(10.7)
Other income (expense)				0.9
Income tax provision				(5.0)
Equity loss in affiliates				(3.3)
Minority Interest				(12.0)

Net loss				$(27.2)

Other Data:
Total assets(5)	$951.2	$722.1	$61.5	$1,734.8

(1)	Represents corporate expenses incurred in support of our operations and continuing expenses related to the remaining bankruptcy matters.

(2)	Includes revenues from affiliates of nil and $5.6 million for the three months ended June 30, 2007 and 2006, respectively, and $0.4 million and $8.4 million for the six months ended June 30, 2007 and 2006, respectively.

(3)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L for Satellite Services.

(4)	Includes non-cash stock based compensation of $10.3 million for the three and six months ended June 30, 2007, respectively, as a result of shareholder approval of the Stock Incentive Plan amendments on May 22, 2007 (see Note 11).

(5)	Amounts are presented after the elimination of intercompany profit. Total assets include $220.8 million and $67.7 million of goodwill for Satellite Manufacturing and Satellite Services, respectively, as of June 30, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

While its requirement for ongoing capital investment to maintain its current capacity is relatively low, SS/L estimates that, absent alternative arrangements with third parties, facilities expansion to enable the booking of, on average, seven to nine satellite awards per year could require incremental capital expenditures of up to $150 million over the next three years and has initiated planning efforts to accomplish this. SS/L is currently exploring these alternative arrangements that could substantially reduce these expenditures. The satellite manufacturing industry is a knowledge-intensive business, the success of which relies heavily on its technological heritage and the skills of its workforce. The breadth and depth of talent and experience resident in SS/L’s workforce of approximately 2,200 personnel, is one of our key competitive resources.

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

On December 16, 2006, a joint venture formed by Loral and its Canadian partner, the Public Sector Pension Investment Board (“PSP”) entered into a definitive agreement with BCE Inc. to acquire 100 percent of the stock of Telesat Canada and certain other assets from BCE Inc. for CAD 3.25 billion (approximately $3.05 billion based on an exchange rate of $1.00/CAD 1.0654 at June 30, 2007). In connection with the Telesat Canada transaction, Loral will be responsible for funding certain cash requirements as well as, contributing substantially all of Loral Skynet’s assets to Telesat Canada’s business in return for a 64% economic interest in the ultimate parent company of New Telesat, which will hold both Telesat Canada and the Loral Skynet assets. See the “Telesat Canada Transaction” in Note 12 to the financial statements and “Telesat Canada Transaction” below.

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

On February 27, 2007, Loral completed a $300 million preferred stock financing pursuant to the Securities Purchase Agreement entered into with MHR Fund Management LLC (“MHR”) on October 17, 2006 (see Note 12 to the financial statements). Loral plans to use the proceeds from this financing, together with its existing resources, to pursue both internal and external growth opportunities in the satellite communications industry and strategic transactions or alliances, including completion of the Telesat Canada acquisition.

Consolidated Operating Results

See Critical Accounting Matters in our latest Annual Report on Form 10-K filed with the SEC and Note 3 to the financial statements.

Changes in Critical Accounting Policies — There have been no changes in the company’s critical accounting policies during the six months ended June 30, 2007, except for the treatment of tax contingency accruals.

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

Consolidated Operating Results — The following discussion of revenues and Adjusted EBITDA (see Note 14 to the financial statements) reflects the results of our operating business segments for the three and six months ended June 30, 2007 and 2006. The balance of the discussion relates to our consolidated results, unless otherwise noted.

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

Revenues:

			Six Months
	Three Months Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In millions)		(In millions)

Satellite Manufacturing	$210.2	$163.3	$410.6	$302.6
Satellite Services	35.4	37.9	68.9	74.1

Segment revenues	245.6	201.2	479.5	376.7
Eliminations(1)	(19.6)	(8.3)	(33.0)	(11.8)

Revenues as reported(2)	$226.0	$192.9	$446.5	$364.9

Adjusted EBITDA:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In millions)		(In millions)

Satellite Manufacturing	$12.8	$11.8	$20.2	$17.6
Satellite Services	13.7	14.1	25.6	26.7
Corporate expenses(3)	(8.5)	(7.3)	(17.2)	(14.2)

Segment Adjusted EBITDA before eliminations	18.0	18.6	28.6	30.1
Eliminations(1)	(0.9)	(1.5)	(3.6)	(2.3)

Adjusted EBITDA	$17.1	$17.1	$25.0	$27.8

Reconciliation of Adjusted EBITDA to Net Income (Loss):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In millions)		(In millions)

Adjusted EBITDA	$17.1	$17.1	$25.0	$27.8
Depreciation and amortization(4)	(32.2)	(17.6)	(51.9)	(34.5)

Operating loss	(15.1)	(0.5)	(26.9)	(6.7)
Interest and investment income	10.6	5.0	17.2	9.6
Interest expense	(2.2)	(5.5)	(5.0)	(10.7)
Unrealized gain on foreign exchange contracts (marked to market)	61.5	—	65.5	—
Other income (expense)	0.2	(0.1)	0.2	0.9
Income tax provision	(28.4)	(2.4)	(31.8)	(5.0)
Equity in net income (losses) of affiliates	0.5	(1.9)	(1.9)	(3.3)
Minority interest	(6.5)	(6.0)	(13.5)	(12.0)

Net income (loss)	$20.6	$(11.4)	$3.8	$(27.2)

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA for satellites under construction by SS/L for Satellite Services and for Satellite Services leasing transponder capacity to SS/L.

(2)	Includes revenues from affiliates of nil and $5.6 million for the three months ended June 30, 2007 and 2006, respectively, and $0.4 million and $8.4 million for the six months ended June 30, 2007 and 2006, respectively.

(3)	Represents corporate expenses incurred in support of our operations and continuing expenses related to the remaining bankruptcy matters.

(4)	Includes non-cash stock based compensation of $10.3 million for the three and six months ended June 30, 2007, respectively, as a result of shareholder approval of the Stock Incentive Plan amendments on May 22, 2007 (see Note 11 to the financial statements).

Three Months Ended June 30, 2007 Compared With June 30, 2006

Revenues from Satellite Manufacturing

	Three Months Ended June 30,		% Increase/
	2007	2006	(Decrease)
	(In millions)

Revenues from Satellite Manufacturing	$210	$163	29%
Eliminations	(19)	(7)

Revenues from Satellite Manufacturing as reported	$191	$156	23%

Revenues from Satellite Manufacturing before eliminations increased by $47 million for the three months ended June 30, 2007 as compared to 2006, primarily as a result of increased revenues of $95 million from new satellite orders received in 2006 and the six months ended June 30, 2007. This increase was partially offset by a reduction to revenues as a result of satellites completed and satellite programs nearing completion. Eliminations consist primarily of revenues from the construction of Telstar 11N, a satellite under construction by SS/L for Satellite Services. As a result, revenues from Satellite Manufacturing as reported increased $35 million in 2007 as compared to 2006.

Revenues from Satellite Services

	Three Months Ended June 30,		% Increase/
	2007	2006	(Decrease)
	(In millions)

Revenues from Satellite Services	$36	$38	(7)%
Eliminations	(1)	(1)	(21)%

Revenues from Satellite Services as reported	$35	$37	(6)%

Revenues from Satellite Services decreased $2 million for the three months ended June 30, 2007 compared to 2006. This reduction is driven by reduced revenues of $3 million as a result of Boeing’s termination of service on our Estrela do Sul satellite in late 2006, timing of cash revenue recognition of $2 million and reduced revenues of $2 million as a result of the restructuring of the Network Services business in late 2006. These reductions were offset by higher utilization of $3 million including $1 million on the Satmex 6 transponders that were added to the fleet in the fourth quarter of 2006. Eliminations primarily consist of revenues from leasing transponder capacity to Satellite Manufacturing.

Cost of Satellite Manufacturing

	Three Months
	Ended June 30,		% Increase/
	2007	2006	(Decrease)
	(In millions)

Cost of Satellite Manufacturing includes:
Cost of Satellite Manufacturing before the following specific identified charges	$163	$132	23%
Depreciation and amortization	10	6	65%

Total cost of Satellite Manufacturing as reported	$173	$138	25%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	90%	89%

Cost of Satellite Manufacturing as reported increased $35 million for the three months ended June 30, 2007 as compared to 2006. Cost of Satellite Manufacturing before specific identified charges shown above increased $31 million for the three months ended June 30, 2007 as compared to 2006, primarily due to the increased sales and the related costs of new satellites under construction, partially offset by an improvement in margins on existing programs. Depreciation and amortization expense increased $4 million for the three months ended June 30, 2007 as compared to 2006 as a result of amortization of stock based compensation of restricted stock grants made to employees during the quarter of $2 million and reduced amortization of fair value credit adjustments of $2 million in connection with the adoption of fresh start accounting.

Cost of Satellite Services

	Three Months Ended June 30,		% Increase/
	2007	2006	(Decrease)
	(In millions)

Cost of Satellite Services includes:
Cost of Satellite Services before depreciation and amortization	$12	$12	(1)%
Depreciation and amortization	13	11	21%

Total cost of Satellite Services as reported	$25	$23	9%

Cost of Satellite Services as a % of Satellite Services revenues as reported	74%	63%

Cost of Satellite Services increased $2 million for the three months ended June 30, 2007 as compared to 2006. This increase was primarily due to an increase of depreciation and amortization expense of $2 million in 2007 as compared to 2006, primarily resulting from the net effect of increased depreciation of $1 million due to accelerated depreciation on a satellite and the depreciation of the four Satmex 6 transponders, which we acquired the rights to in November 2006 and reduced amortization of fair value credit adjustments of $1 million in connection with the adoption of fresh-start accounting.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		% Increase/
	2007	2006	(Decrease)
	(In millions)

Selling, general and administrative expenses includes:
Selling, general and administrative expenses before specific charges	$31	$30	1%
Litigation costs	3	—
Stock based compensation	9	1
Continuing expenses related to remaining bankruptcy matters	—	1

Selling, general and administrative expenses	$43	$32	34%

% of revenues as reported	19%	16%

Selling, general and administrative expenses before specific charges increased by $1 million for the three months ended June 30, 2007 as compared to 2006. This was due primarily to an increase in research and development of $3 million at Satellite Manufacturing, partially offset by a decrease at Satellite Services of $2 million due to reduced personnel and marketing and promotional expenses. Litigation costs were primarily for various shareholder suits (see Note 12 to the financial statements). The approval of stock option plan amendments at the stockholders meeting on May 22, 2007 resulted in a non-cash charge of $9 million for the three months ended June 30, 2007 (see Note 11 to the financial statements). Continuing expenses for bankruptcy related matters decreased $1 million as a result of minimal expenses incurred in the second quarter 2007 as compared to 2006.

Interest and Investment Income

	Three Months Ended June 30,
	2007	2006
	(In millions)

Interest and Investment Income	$11	$5

Interest and investment income increased $6 million for the three months ended June 30, 2007 as compared to 2006. Interest income increased $4 million due to an increase in cash and short-term investment balances due to the proceeds from the $300 million preferred stock financing completed February 27, 2007 and an increase in short-term interest rates. Investment income also increased $2 million due to the partial sale of our holdings in Globalstar.

Interest Expense

	Three Months Ended June 30,
	2007	2006
	(In millions)

Interest cost before capitalized interest	$5	$5
Capitalized interest	(3)	—

Interest expense	$2	$5

Interest cost before capitalized interest, primarily for the Loral Skynet 14% senior secured notes, remained relatively constant for the three months ended June 30, 2007 as compared to 2006. Capitalized interest increased to $3 million due to higher construction in process balances primarily for the Telstar 11N satellite.

Gain on Foreign Currency Contracts

In the three months ended June 30, 2007, we recorded an unrealized mark to market gain of $61 million reflecting the change in the fair value of the currency swaps and the change in the fair value of the forward contracts entered into by Loral Skynet relating to the Telesat Canada acquisition. Any unrealized gain or loss on these transactions as a result of marking these investments to market, is recognized in the statement of operations and will be offset by a corresponding decrease or increase in the US dollar purchase price equivalent to be paid to BCE by New Telesat (see Note 6 to the financial statements).

Other Income (Expense)

Other income (expense) primarily represents gains and (losses) on other foreign currency transactions.

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

The income tax provision was $28.4 million for the three months ended June 30, 2007 as compared to $2.4 million for 2006 on a pre-tax income of $55.0 million for 2007 and a pre-tax loss of $1.1 million for 2006. The increase in our provision for 2007 is primarily attributable to a provision of $25.1 million on income for the three months ended June 30, 2007 (which allowed us to realize $24.8 million of deferred tax benefits from Old Loral thereby creating an excess valuation allowance of $24.8 million that was reversed as a reduction to goodwill) and an additional valuation allowance of $1.4 million required as a result of having reversed $1.4 million of deferred tax liabilities from accumulated other comprehensive income during 2007. This increase was partially offset by lower foreign income taxes in 2007 of $0.4 million, primarily in Brazil as a result of the termination of a customer lease contract in late 2006.

Equity Income (Losses) in Affiliates

	Three Months Ended June 30,
	2007	2006
	(In millions)

XTAR	$(3)	$(2)
Globalstar	3	—

	$—	$(2)

The increase in equity losses in XTAR in 2007 represents our share of higher losses incurred by XTAR. During the three months ended June 30, 2007, Loral received a cash distribution of $3.0 million from Globalstar de Mexico.

Minority Interest

Minority interest increased $1 million for the three months ended June 30, 2007 as compared to 2006, primarily as a result of an increase in the number of outstanding shares of Loral Skynet preferred stock in 2007 as a result of dividends paid in kind during 2006 and 2007.

Six Months Ended June 30, 2007 Compared With June 30, 2006

Revenues from Satellite Manufacturing

	Six Months Ended June 30,		% Increase/
	2007	2006	(Decrease)
	(In millions)

Revenues from Satellite Manufacturing	$411	$303	36%
Eliminations	(32)	(11)

Revenues from Satellite Manufacturing as reported	$379	$292	30%

Revenues from Satellite Manufacturing before eliminations increased by $108 million for the six months ended June 30, 2007 as compared to 2006, primarily as a result of increased revenues of $193 million from new satellite orders received in 2006 and the six months ended June 30, 2007. This increase was partially offset by a reduction to revenues as a result of satellites completed and satellite programs nearing completion. Eliminations consist primarily of revenues from the construction of Telstar 11N, a satellite under construction by SS/L for Satellite Services. As a result, revenues from Satellite Manufacturing as reported increased $87 million in 2007 as compared to 2006.

Revenues from Satellite Services

	Six Months Ended June 30,		% Increase/
	2007	2006	(Decrease)
	(In millions)

Revenues from Satellite Services	$69	$74	(7)%
Eliminations	(1)	(1)	(10)%

Revenues from Satellite Services as reported	$68	$73	(7)%

Revenues from Satellite Services decreased $5 million for the six months ended June 30, 2007 compared to 2006. This reduction is driven by reduced revenues of $5 million as a result of Boeing’s termination of service on our Estrela do Sul satellite in late 2006, timing of cash revenue recognition of $2 million and reduced revenues of $3 million as a result of the restructuring of the Network Services business in late 2006. These reductions were offset by higher utilization of $5 million including $1 million on the Satmex 6 transponders that were added to the fleet in the fourth quarter of 2006. Eliminations primarily consist of revenues from leasing transponder capacity to Satellite Manufacturing.

Cost of Satellite Manufacturing

	Six Months Ended June 30,		% Increase/
	2007	2006	(Decrease)
	(In millions)

Cost of Satellite Manufacturing includes:
Cost of Satellite Manufacturing before the following specific identified charges	$331	$252	31%
Depreciation and amortization	16	12	40%

Total cost of Satellite Manufacturing as reported	$347	$264	31%

Cost of Satellite Manufacturing as a% of Satellite Manufacturing revenues as reported	92%	90%

Cost of Satellite Manufacturing as reported increased $83 million for the six months ended June 30, 2007 as compared to 2006. Cost of Satellite Manufacturing before specific identified charges shown above increased $79 million for the six months ended June 30, 2007 as compared to 2006, primarily due to the increased sales and the related costs of new satellites under construction, partially offset by an improvement in margins on existing programs. Depreciation and amortization expense increased $4 million for the six months ended June 30, 2007 as compared to 2006 as a result of amortization of stock based compensation of restricted stock grants made to employees during the quarter of $2 million and reduced amortization of fair value credit adjustments of $2 million in connection with the adoption of fresh start accounting.

Cost of Satellite Services

	Six Months Ended June 30,		% Increase/
	2007	2006	(Decrease)
	(In millions)

Cost of Satellite Services includes:
Cost of Satellite Services before depreciation and amortization	$24	$25	(5)%
Depreciation and amortization	26	22	20%

Total cost of Satellite Services as reported	$50	$47	7%

Cost of Satellite Services as a % of Satellite Services revenues as reported	75%	65%

Cost of Satellite Services increased $3 million for the six months ended June 30, 2007 as compared to 2006. This increase was primarily due to an increase of depreciation and amortization expense of $4 million in 2007 as compared to 2006, primarily resulting from the net effect of increased depreciation of $2 million due to accelerated depreciation on a satellite and the depreciation of the four Satmex 6 transponders, which we acquired the rights to in November 2006 and reduced amortization of fair value credit adjustments of $2 million in connection with the adoption of fresh-start accounting. These increases were offset by a $1 million reduction in personnel costs due to reduced headcount.

Selling, General and Administrative Expenses

	Six Months Ended June 30,		% Increase/
	2007	2006	(Decrease)
	(In millions)

Selling, general and administrative expenses includes:
Selling, general and administrative expenses before specific charges	$60	$56	6%
Litigation costs	7	—
Stock based compensation	9	1
Continuing expenses related to remaining bankruptcy matters	—	3

Selling, general and administrative expenses	$76	$60	26%

% of revenues as reported	17%	16%

Selling, general and administrative expenses before specific charges increased by $4 million for the six months ended June 30, 2007 as compared to 2006. This was due primarily to an increase in research and development of $5 million and marketing related expenses of $2 million at Satellite Manufacturing, offset by a decrease of $2 million in marketing related expenses and $1 million for reduced personnel and other costs at Satellite Services. Litigation costs were primarily for various shareholder suits (see Note 12 to the financial statements). The approval of stock option plan amendments at the stockholders meeting on May 22, 2007 resulted in non-cash stock based compensation charges of $9 million for the six months ended June 30, 2007 (see Note 11 to the financial statements). Continuing expenses for bankruptcy related matters decreased $3 million as a result of minimal expenses incurred during the six months ended June 30, 2007 as compared to 2006.

Interest and Investment Income

	Six Months Ended June 30,
	2007	2006
	(In millions)

Interest and investment income	$17	$10

Interest and investment income increased $7 million for the six months ended June 30, 2007 as compared to 2006. Interest income increased $4 million due to an increase in cash and short-term investment balances due to the proceeds from the $300 million preferred stock financing completed February 27, 2007 and an increase in short-term interest rates, $2 million due to the partial sale of our holdings in Globalstar and $1 million due to higher SS/L interest income on orbital incentives.

Interest Expense

	Six Months Ended June 30,
	2007	2006
	(In millions)

Interest cost before capitalized interest	$11	$11
Capitalized interest	(6)	—

Interest expense	$5	$11

Interest cost before capitalized interest, primarily for the Loral Skynet 14% senior secured notes, remained relatively constant for the six months ended June 30, 2007 as compared to 2006. Capitalized interest increased to $6 million due to higher construction in process balances primarily for the Telstar 11N satellite.

Gain on Foreign Currency Contracts

In the six months ended June 30, 2007, we recorded an unrealized mark to market gain of $65 million reflecting the change in the fair value of the currency swaps and the change in the fair value of the forward contracts entered into by Loral Skynet relating to the Telesat Canada acquisition. Any unrealized gain or loss on these transactions as a result of marking these investments to market, is recognized in the statement of operations and will be offset by a corresponding decrease or increase in the US dollar purchase price equivalent to be paid to BCE by New Telesat (see Note 6 to the financial statements).

Other Income (Expense)

Other income (expense) represents gains and (losses) on other foreign currency transactions and the gain recorded on the disposition of an orbital slot in 2006.

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

The income tax provision was $31.8 million for the six months ended June 30, 2007 as compared to $5.0 million for 2006 on a pre-tax income of $51.0 million for 2007 and a pre-tax loss of $6.9 million for 2006. The increase in our provision for 2007 is primarily attributable to a provision of $25.1 million on income for the six months ended June 30, 2007 (which allowed us to realize $24.8 million of deferred tax benefits from Old Loral thereby creating an excess valuation allowance of $24.8 million that was reversed as a reduction to goodwill) and an additional valuation allowance of $3.2 million required as a result of having reversed $3.2 million of deferred tax liabilities from accumulated other comprehensive income during 2007. This increase was partially offset by a reduced accrual for tax contingency reserves in 2007 (in accordance with FIN 48) of $0.6 million and lower foreign income taxes in 2007 of $0.7 million, primarily in Brazil as a result of the termination of a customer lease contract in late 2006.

Equity Income (Losses) in Affiliates

	Six Months Ended June 30,
	2007	2006
	(In millions)

XTAR	$(5)	$(3)
Globalstar	3	—

	$(2)	$(3)

The increase in equity losses in XTAR in 2007 represents our share of higher losses incurred by XTAR. . During the six months ended June 30, 2007, Loral received a cash distribution of $3.0 million from Globalstar de Mexico.

Minority Interest

Minority interest increased $1 million for the six months ended June 30, 2007 as compared to 2006, primarily as a result of an increase in the number of outstanding shares of Loral Skynet preferred stock in 2007 as a result of dividends paid in kind during 2006 and 2007.

Backlog

Consolidated

Consolidated backlog was $1,514 million at June 30, 2007 and $1,347 million at December 31, 2006.

Satellite Manufacturing

As of June 30, 2007, backlog for SS/L was approximately $1,233 million, including intercompany backlog of approximately $84 million. Backlog at December 31, 2006 was $1,118 million, including intercompany backlog of $116 million.

Satellite Services

At June 30, 2007, Satellite Services’ backlog totaled approximately $373 million, including intercompany backlog of approximately $8 million. As of December 31, 2006, backlog was $355 million, including intercompany backlog of $10 million.

Liquidity and Capital Resources

Cash and Available Credit

As of June 30, 2007, the Company had $547.5 million of cash, short-term investments and restricted cash, of which $104.7 million is in the form of short-term investments and $21.2 million is in the form of restricted cash ($8.9 million included in other current assets and $12.3 million included in other assets on our consolidated balance sheet). During the next 12 months, we expect to use a significant portion of our available cash and short-term investments for the Telesat Canada acquisition, for working capital requirements, and capital expenditures, including the facilities expansion for the Satellite Manufacturing segment. We believe that cash and short-term investments as of June 30, 2007 and net cash provided by operating activities will be adequate to meet our expected cash requirement for activities in the normal course of business, planned capital expenditures and the Telesat Canada acquisition, through at least the next 12 months. It is likely, however, that we will further access the financial markets to meet our future growth objectives.

On December 16, 2006, a joint venture formed by the Company and its Canadian partner, PSP, entered into a definitive agreement with BCE Inc. to acquire 100% of the stock of Telesat Canada and certain other assets for CAD 3.25 billion (approximately $3.05 billion based on an exchange rate of $1.00/CAD 1.0654 as of June 30, 2007). Our net cash funding requirement for this transaction will be funded from cash and short-term investments and/or cash flow from operations. If the Telesat Canada acquisition and the Skynet Transaction had occurred on June 30, 2007, Loral’s net cash funding requirements would have amounted to approximately $219 million. See “Telesat Canada Transaction” below.

We are required under the terms of our agreement with PSP to have expended at least $130 million towards the cost of construction, launch and insurance of Telstar 11N by the closing date of the Skynet Transaction or to make a cash capital contribution to Holdings for the amount of any difference.

In addition, if we are unable to close the Skynet Transaction during the one-year period following the closing of the Telesat Canada acquisition, we would then be required, under the terms of our agreement with PSP, to contribute our rights to the Telstar 11N satellite as well as $175 million in cash to New Telesat (see “Telesat Canada Transaction”).

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

The price of Loral’s common stock on October 16, 2006, the day before we signed the Securities Purchase Agreement, was $26.92 and the conversion price was $30.1504. The price of Loral’s common stock on February 27, 2007, when the financing closed was $47.40. Because of the difference between the fair market value of the common stock on the date the financing closed, as compared to the conversion price, the Company is required to reflect a beneficial conversion feature of the Loral Series A-1 Preferred Stock as a component of its net income (loss) applicable to common shareholders for the three and six months ended June 30, 2007. We will also reflect a beneficial conversion feature in a similar manner for the Series B-1 Preferred Stock, in the period in which shareholder approval of the creation of the new class of Class B-1 non-voting common stock is received. This beneficial conversion feature is recorded as an increase to net loss applicable to common shareholders and results in a reduction of both basic and diluted earnings per share results. Accordingly, in the three months ended March 31, 2007, we have recorded an increase to net loss applicable to common shareholders of $24.5 million. In the period in which shareholder approval of the new class of Class B-1 non-voting common stock is received, we expect that our net income (loss) applicable to common shareholders will be reduced (increased), as applicable, by approximately $154 million reflecting the beneficial conversion feature (less discount, if any, for the class B-1 non-voting common stock because of its non-voting status). To the extent that dividends on the Loral Series-1 Preferred Stock are paid in additional shares of Loral Series A-1 Preferred Stock, we record an additional beneficial conversion feature that reduces our net income applicable to common shareholders. For the three months ended June 30, 2007, we recorded a beneficial conversion feature of $0.9 million for the dividends in additional shares of Loral Series A-1 Preferred Stock. We will also record an additional beneficial conversion feature in a similar manner for dividends in additional shares of Loral Series B-1 Preferred Stock in the period in which shareholder approval of the class B-1 non-voting common stock is received, and thereafter. For dividends paid and accrued through June 30, 2007 on the Loral Series B-1 Preferred Stock, the beneficial conversion feature that will be recorded when shareholder approval of the class B-1 non-voting common stock is received, is approximately $4 million.

Cash requirements at Satellite Manufacturing are driven primarily by working capital requirements to finance long-term receivables associated with satellite contracts and capital spending required to maintain and expand the manufacturing facility. Capital requirements to expand the manufacturing facility beyond its current capabilities and offer customer financing terms beyond standard terms will be funded from some or all of the following: cash and short-term investments, cash flow from operations, or through additional financing activity. The incremental cost of such expansions or upgrades could be up to $150 million over the next three years. SS/L is currently exploring alternative arrangements that could substantially reduce these expenditures. Historically, a portion of Satellite Manufacturing revenues are paid to SS/L in the form of “orbitals”, receivable payments from its customers that are earned over the life of the satellite. These payments are contingent upon continued satellite performance. As of June 30, 2007, SS/L had orbital receivables of $108 million, which will be received over 18 years, an increase of $25 million from orbital receivables of $83 million as of December 31, 2006. Continued growth in the Satellite Manufacturing business will result in a corresponding growth in the amount of such orbital receivables. To fund such growth, SS/L may be required to obtain additional financing.

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

On October 31, 2006, SS/L entered into an amendment to its amended and restated letter of credit agreement with JP Morgan Chase Bank extending the maturity of the facility to December 31, 2007 and reducing the facility availability from $20 million to $15 million. Letters of credit are available until the earlier of the stated maturity of the letter of credit, the termination of the facility, or December 31, 2007. Outstanding letters of credit are fully cash collateralized. As of June 30, 2007, $6.1 million of letters of credit under this facility were issued and outstanding.

On July 30, 2007, SS/L entered into an Amended and Restated Customer Credit Agreement (the “Credit Agreement”) with Sirius Satellite Radio Inc. (“Sirius”). The Credit Agreement amends and restates in its entirety the Customer Credit Agreement entered into by SS/L and Sirius on June 7, 2006 (the “Original Credit Agreement”). The purpose of the amendment and restatement is to make available to Sirius financing for the purchase of a second satellite under the Amended and Restated Satellite Purchase Agreement between Sirius and SS/L dated as of July 23, 2007 (the “Amended Satellite Purchase Agreement”). Under the Credit Agreement, SS/L has agreed to make loans to Sirius in an aggregate principal amount of up to $100,000,000 to finance the purchase of the Sirius FM-5 and FM-6 Satellites (the “Sirius Satellites”). Loans made under the Credit Agreement are secured by Sirius’ rights under the Amended Satellite Purchase Agreement, including its rights to the Sirius Satellites. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., and, subject to certain exceptions, any future material subsidiary that may be formed by Sirius hereafter. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after the FM-6 Satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the FM-6 Satellite. Loans made under the Credit Agreement generally bear interest at a variable rate equal to three-month LIBOR plus a margin. The Credit Agreement permits Sirius to prepay all or a portion of the loans outstanding without penalty, and, upon the occurrence of certain events, Sirius is required to prepay the loans. As of June 30, 2007, no loans were outstanding under the Original Credit Agreement and Sirius was eligible to borrow $45 million under the Original Credit Agreement, representing reimbursement of payments previously made by Sirius under the Amended Satellite Purchase Agreement.

On November 21, 2005, Loral Skynet completed the sale of $126 million of Senior Secured Notes (the “Loral Skynet Notes”). The Loral Skynet Notes mature on November 15, 2015 and bear interest at 14% payable semi-annually beginning July 15, 2006. No principal payments prior to the maturity date are required. On July 16, 2007, Loral Skynet paid cash of $8.8 million for accrued interest on the Loral Skynet Notes. The Loral Skynet Notes are guaranteed by certain of Loral Skynet’s subsidiaries. The obligations of Loral Skynet and the subsidiary guarantors are secured by a first priority lien on certain specified assets of Loral Skynet and the guarantors pursuant to the security agreements entered into on November 21, 2005. The related indenture contains restrictive covenants that limit, subject to certain exceptions, Loral Skynet’s and its subsidiaries’ ability to take certain actions, including restricted payments, as defined, incurrence of debt, incurrence of liens, payment of certain dividends or distributions, issuance or sale of capital stock of subsidiaries, sale of assets, affiliate transactions and sale/leaseback and merger transactions. Our ability to redeem these notes in the near-term is limited. Prior to November 22, 2009, we may redeem the notes at a redemption price of 110% plus accrued and unpaid interest, unless we receive an objection notice from holders of two-thirds of the principal amount of the notes. After this period, the notes are redeemable at our option at a redemption price of 110%, declining over time to 100% in 2014, plus accrued and unpaid interest. The redemption of the Loral Skynet Notes is a condition to the consummation of our transfer of Loral Skynet’s assets to New Telesat (see Note 12), and, at the request of Loral Skynet, the trustee (the “Trustee”) under the Indenture issued an unconditional Notice of Full Redemption of the Loral Skynet Notes. Pursuant to this notice, the Loral Skynet Notes will be redeemed on September 5, 2007. The redemption price will be 110% of the principal amount of the Loral Skynet Notes, plus accrued and unpaid interest up to, but not including, the redemption date. See “Telesat Canada Transaction” and Notes 10 and 12 to the financial statements.

In connection with the Telesat Canada transaction, Loral Skynet entered into certain foreign exchange derivative transactions to lock in the conversion rate of US dollar denominated debt to Canadian dollars to be utilized to pay the purchase price to BCE. At the time we entered into these transactions, Loral Skynet assumed up to $117.5 million of liability exposure which would arise only if the Telesat Canada transaction does not close and the exchange rate moves against our position at the time we are required to settle these derivatives. Since these transactions were entered into, the Canadian dollar has strengthened and through June 30, 2007, Loral Skynet has a cumulative unrealized gain of $59.8 million associated with these foreign exchange derivative transactions. If the Telesat transaction does not close and we had to settle these trades, there would need to be a weakening in the Canadian dollar from the June 30, 2007 exchange rate of US$1.00/CAD 1.0654, of approximately 8% to eliminate our gains and in excess of 20%, for Loral Skynet to reach its full liability exposure (see Note 6 to the financial statements).

  Telesat Canada Transaction

On December 16, 2006, a joint venture company (“Acquireco”) formed by Loral and its Canadian partner, Public Sector Pension Investment Board (“PSP”) entered into a definitive agreement with BCE Inc. to acquire 100% of the stock of Telesat Canada and certain other assets from BCE Inc. for CAD 3.25 billion (approximately $3.05 billion based on an exchange rate of $1.00/CAD 1.0654 as of June 30, 2007), which purchase price is not subject to adjustment for Telesat Canada’s performance during the pre-closing period. Under the terms of this purchase agreement, Telesat Canada’s business is, subject to certain exceptions, being operated entirely for Acquireco’s benefit beginning from December 16, 2006. Telesat Canada is the leading satellite services provider in Canada and earns its revenues principally through the provision of broadcast and business network services over eight in-orbit satellites. This transaction is subject to various closing conditions, including approvals of the relevant Canadian and U.S. government authorities, and is expected to close in the third quarter of 2007. Loral and PSP have agreed to guarantee 64% and 36%, respectively, of Acquireco’s obligations under the Telesat share purchase agreement, up to CAD 200 million.

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

We and PSP have arranged for the parent company of Acquireco (“Holdings”) to obtain $3.1 billion of committed debt financing from a group of financial institutions, of which up to approximately $2.8 billion is available to fund the purchase price of the Telesat Canada acquisition. Based on the committed debt financing and market conditions as of the date of this report, we estimate that the weighted average interest rate for the Telesat debt financing is likely to be approximately 9.0% per year. PSP has agreed to contribute approximately CAD 595.8 million in cash to Holdings, of which $150 million (or CAD 159.8 million based on an exchange rate of $1.00/CAD 1.0654 as of June 30, 2007) will be for the purchase of a Holdings fixed rate senior non-convertible mandatorily redeemable preferred stock. In addition to Loral’s agreement to transfer the Loral Skynet assets to New Telesat, Loral will have net cash funding requirements in connection with the transaction, which, had the Telesat Canada acquisition and the Skynet Transaction occurred on June 30, 2007, would have amounted to approximately $219 million. Loral Skynet’s existing 12% preferred stock and 14% senior notes will be redeemed in connection with the Skynet Transaction. To the extent necessary, there will be an appropriate cash true-up at closing between us, PSP and Holdings to reflect the amount of our relative contributions, after giving effect to among other things, the exchange rate then in effect, gains and/or losses on hedging transactions, the spending on Telstar 11N, and in the event of a material adverse change to Loral Skynet’s business during the interim period, the resulting diminution in the agreed upon value of Loral Skynet. In July 2007, we increased our on-orbit insurance for Telstar 12 by $150 million to $340 million to provide us with sufficient liquidity to complete the Skynet Transaction in the event of a failure of that satellite.

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

Contractual Obligations

There have not been any significant changes to the Contractual Obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC. As of June 30, 2007, we have recorded liabilities under FIN 48 in the amount of $64 million. We do not expect to make any significant payments regarding such liabilities during the next 12 months.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2007 was $5 million. This was primarily due to an increase of contracts-in-process of $70 million, primarily resulting from progress on new satellite programs, an increase in inventories of $11 million, which will accommodate the increased volume and a decrease in accrued expenses and other current liabilities of $24 million in part due to a vendor financing payment and employment cost payments, partially offset by a decrease in accounts receivable of $64 million, net income adjusted for non-cash items of $26 million and an increase in long-term liabilities of $7 million, primarily due to the Company’s adoption of FIN 48 (see Note 3 to the financial statements).

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2007 was $54 million, resulting from capital expenditures of $53 million and by an increase in restricted cash in escrow of $9 million, partially offset by distributions from an equity investment of $3 million and the Company’s net effect of cash management of short-term investments of $4 million.

Net cash used in investing activities for the six months ended June 30, 2006 was $14 million, resulting from capital expenditures of $21 million, partially offset by proceeds received from the disposition of an orbital slot of $6 million and a reduction in restricted cash in escrow of $1 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2007 was $284 million, resulting from the proceeds, net of expenses, from the sale of preferred stock of $284 million and proceeds from the exercise of stock options of $2 million, partially offset by cash dividends paid on preferred stock of a subsidiary of $2 million. There was no cash provided by (used in) financing activities for the three months ended June 30, 2006.

Affiliate Matters

Loral has made certain investments in joint ventures in the Satellite Services business that are accounted for under the equity method of accounting. See Note 8 to the financial statements for further information on affiliate matters.

Commitments and Contingencies

Our business and operations are subject to a number of significant risks, the most significant of which are summarized below in Item 1A — Risk Factors and also in Note 12 to the financial statements, Commitments and Contingencies.

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

As of June 30, 2007, SS/L had the following amounts denominated in Japanese Yen and EUROs (which have been translated into U.S. dollars based on the June 30, 2007 exchange rates) that were unhedged (in millions):

	Foreign Currency	U.S. $

Future revenues — Japanese Yen	¥142.2	$1.2
Future expenditures — Japanese Yen	¥3,781.7	$30.7
Contracts-in-process, unbilled receivables/(customer advances) — Japanese Yen	¥(9.5)	$(0.1)
Future expenditures — EUROs	€3.7	$5.0

Telesat Canada Transaction — Derivatives

As described in Note 12, on December 16, 2006, a joint venture company formed by Loral and Public Sector Pension Investment Board (“PSP”) entered into a share purchase agreement with BCE Inc. and Telesat Canada for the acquisition of all the shares of Telesat Canada and certain other assets for CAD 3.25 billion (see Note 12 to the financial statements). As part of the transaction, the acquisition company received financing commitments from a syndicate of banks for $2.209 billion of senior secured credit facilities and $910 million of a senior unsecured bridge facility (assuming an exchange rate of $1.00/CAD 1.0654 as of June 30, 2007). The purchase price of Telesat Canada is in Canadian dollars, while most of the debt financing is in U.S. dollars. Accordingly, Loral and PSP have entered into financial commitments to lock in exchange rates to convert some of the U.S. dollar denominated debt proceeds to Canadian dollars. As such, Loral entered into several transactions through its Loral Skynet subsidiary, pursuant to which Loral Skynet assumed certain exposures that would arise if the Telesat Canada acquisition does not close and the currency transactions are unwound.

In December 2006, Loral Skynet entered into a currency basis swap with a single bank counterparty converting $1.054 billion of U.S. debt into CAD 1.224 billion of Canadian debt for a seven year period beginning December 17, 2007. This debt amortizes 1% per year with a final maturity of December 17, 2014. No cash payment was made by Loral to the counterparty for entering into this transaction. This agreement can be closed at any point prior to December 17, 2007 by simply moving all the terms forward to the closing date of the Telesat Canada acquisition without affecting terms. This agreement is assignable to the Canadian borrowing company on or prior to closing of the credit transaction. Loral Skynet’s liability under this agreement shall not exceed $10 million for the early termination of this agreement resulting from an event of default or termination event. For the three and six months ended June 30, 2007, Loral recorded a gain of $5.9 million and $3.6 million respectively, reflecting the change in the fair value of the swap. Included in other current assets is $1.2 million as of June 30, 2007 and $2.4 million in other current liabilities as of December 31, 2006, reflecting the fair value of the swap.

In December 2006, Loral Skynet entered into forward foreign currency contracts with a single bank counterparty selling $497.4 million for CAD 570.1 million ($1.00/CAD 1.1461) with a settlement date of December 17, 2007. In January 2007, Loral Skynet entered into additional forward foreign currency contracts with the same single bank counterparty selling $200.0 million for CAD 232.8 million ($1.00/CAD 1.1512) with a settlement date of December 17, 2007. No cash payments were made by Loral to the single bank counterparty for entering into these transactions. These agreements can be rolled forward to the closing date of the Telesat Canada acquisition with an adjustment in the exchange rate. These agreements are assignable to the Canadian borrowing company on or prior to closing of the credit transaction. For the three and six months ended June 30, 2007, Loral recorded a $55.6 million and $61.9 gain, respectively, reflecting the change in the fair value of the forward contracts. As of June 30, 2007, other current assets include $58.6 million reflecting a mark-to-market exchange rate of $1.00/CAD 1.0654. As of December 31, 2006, other current liabilities include $3.3 million reflecting a mark-to-market exchange rate of $1.00/CAD 1.1539. If the forward contracts were not used for the Telesat Canada transaction and had to be terminated, Loral Skynet could have a gain or loss on the termination depending upon the exchange rate at termination. Under the forward foreign currency contracts, Loral Skynet limited its maximum liability under these agreements to a maximum of $107.5 million for the early termination of these agreements resulting from an event of default or termination.

Interest

The Company issued long-term fixed rate debt at its Loral Skynet Corporation subsidiary upon emergence from bankruptcy. As these instruments are at a fixed rate, the Company does not have any exposure to changes in interest rates with respect thereto. The Company does not actively manage its interest rate risk through the use of derivatives or other financial instruments.

As of June 30, 2007, the Company held $125 million in marketable securities consisting of corporate bonds, Euro dollar bonds, certificates of deposits, commercial paper, federal agency notes and auction rate securities. We invest in marketable securities with the intent to hold them to maturity and classify them as such, except for the auction rate securities which we classify as available for sale. At June 30, 2007, the longest maturity date for one of these investments was 65 days and the weighted average maturity of our marketable securities was approximately 18 days. Due to the short-term maturity of our investments and our intent to hold them to maturity, we believe that our exposure to interest rate risk is not significant. A hypothetical 1% movement in market interest rates on $125 million for 18 days would equate to a $62 thousand interest adjustment.

As of June 30, 2007, the carrying value of the Company’s long-term debt was $128.0 million with related debt issuance costs of $5.6 million which is reflected in Other Assets on our Consolidated Balance Sheet. The fair value of such debt was $140.6 million and is based on a market valuation provided to us by an outside financial institution for the Loral Skynet Corporation 14% Senior Notes. The Loral Skynet Notes have a scheduled maturity date in 2015 and have an effective interest rate of 14.6%.

Item 4.	Disclosure Controls and Procedures

(a) Disclosure controls and procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

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

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 22, 2007. At the meeting, Messrs. John D. Harkey, Jr. (15,831,832 votes for and 2,963,702 votes against), Arthur L. Simon (16,066,137 votes for and 2,729,397 votes against) and John P. Stenbit (16,066,090 votes for and 2,729,44 votes against) were elected to continue to serve as Class I directors of the Company. In addition, stockholders approved the proposed amendment and restatement of the Loral Space & Communications Inc. 2005 Stock Incentive Plan, with 12,883,399 votes for the proposal, 2,891,652 against the proposal, 109,830 abstentions and 2,910,653 broker non-votes. Stockholders also approved the ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2007, with 18,413,742 votes for the proposal, 381,692 against the proposal and 100 abstentions.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit 10.1 — Amended and Restated 2005 Stock Incentive Plan (Management compensation plan) (Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 29, 2007)

Exhibit 10.2 — Form of Director 2006 Restricted Stock Agreement (Management compensation plan) (Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 29, 2007)

Exhibit 10.3 — Form of Director 2007 Restricted Stock Agreement (Management compensation plan) (Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 29, 2007)

Exhibit 10.4 — Form of Employee Restricted Stock Agreement (Management compensation plan) (Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 29, 2007)

Exhibit 10.5 — Amended and Restated Customer Credit Agreement, dated as of July 30, 2007, by and between Sirius Satellite Radio Inc. and Space Systems/Loral, Inc. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 2, 2007)

Exhibit 10.6 — Letter Agreement dated August 8, 2007 between Loral Space & Communications Inc. and MHR Fund Management LLC.

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

Registrant

Loral Space & Communications Inc.

/s/  Richard J. Townsend
Richard J. Townsend
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
and Registrant’s Authorized Officer

Date: August 9, 2007

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 10.1	—	Amended and Restated 2005 Stock Incentive Plan (Management compensation plan) (Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 29, 2007).
Exhibit 10.2	—	Form of Director 2006 Restricted Stock Agreement (Management compensation plan) (Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 29, 2007).
Exhibit 10.3	—	Form of Director 2007 Restricted Stock Agreement (Management compensation plan) (Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 29, 2007).
Exhibit 10.4	—	Form of Employee Restricted Stock Agreement (Management compensation plan) (Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 29, 2007).
Exhibit 10.5	—	Amended and Restated Customer Credit Agreement, dated as of July 30, 2007, by and between Sirius Satellite Radio Inc. and Space Systems/Loral, Inc. (Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 2, 2007).
Exhibit 10.6	—	Letter Agreement dated August 8, 2007 between Loral Space & Communications Inc. and MHR Fund Management LLC.
Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.