Form 10-Q
period 2007-09-30
LORAL SPACE & COMMUNICATIONS INC.
filed 2007-11-09
CIK 1006269

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, there were 20,265,941 shares of Loral Space & Communications Inc. common stock outstanding.

PART 1.
FINANCIAL INFORMATION

Item 1.	Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$319,878	$186,542
Short-term investments	22,085	106,588
Accounts receivable, net	13,269	76,420
Contracts-in-process	100,889	40,433
Inventories	86,359	82,183
Restricted cash	163,607	2,869
Foreign currency contracts (Note 6)	116,395	—
Other current assets	48,505	52,665

Total current assets	870,987	547,700
Property, plant and equipment, net	582,472	558,879
Long-term receivables	119,104	81,164
Investments in and advances to affiliates	89,988	97,202
Goodwill	266,254	305,691
Intangible assets, net	96,786	111,749
Other assets	21,188	27,526

Total assets	$2,046,779	$1,729,911

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,543	$67,604
Accrued employment costs	40,479	43,797
Short-term debt	141,050	—
Customer advances and billings in excess of costs and profits	217,360	242,661
Income taxes payable	5,330	2,567
Accrued interest and preferred dividends	11,549	20,097
Other current liabilities (Note 6)	23,285	42,828

Total current liabilities	515,596	419,554
Pension and other post retirement liabilities	175,830	167,987
Long-term debt	—	128,084
Long-term liabilities	161,165	153,028

Total liabilities	852,591	868,653
Minority interest	237,599	214,256
Commitments and contingencies
Shareholders’ equity:
Series A-1 Cumulative 7.5% convertible preferred stock, $0.01 par value 2,200,000 shares authorized, 141,814 shares issued and outstanding	41,832	—
Series B-1 Cumulative 7.5% convertible preferred stock, $0.01 par value 2,000,000 shares authorized, 881,353 shares issued and outstanding	259,908	—
Common stock, $.01 par value	203	200
Paid-in capital	650,462	644,708
Accumulated deficit	(27,989)	(37,981)
Accumulated other comprehensive income	32,173	40,075

Total shareholders’ equity	956,589	647,002

Total liabilities and shareholders’ equity	$2,046,779	$1,729,911

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Revenues from satellite manufacturing	$194,925	$175,297	$573,929	$467,599
Revenues from satellite services	40,715	51,497	108,244	124,054

Total revenues	235,640	226,794	682,173	591,653
Cost of satellite manufacturing	173,392	161,786	520,520	425,986
Cost of satellite services	26,966	25,397	77,505	72,683
Selling, general and administrative expenses	35,216	31,045	111,001	91,154
Gain on litigation settlement	—	(9,000)	—	(9,000)

Operating income (loss)	66	17,566	(26,853)	10,830
Interest and investment income	10,497	6,880	27,708	16,439
Interest expense	3,983	(8,042)	(1,063)	(18,705)
Unrealized gain on foreign exchange contracts (Note 6)	56,673	—	122,145	—
Other income	3,377	68	3,638	994
Loss on extinguishment of debt	(16,155)	—	(16,155)	—

Income before income taxes, equity income (loss) in affiliates and minority interest	58,441	16,472	109,420	9,558
Income tax provision	(23,112)	(6,345)	(54,877)	(11,363)

Income (loss) before equity income (loss) in affiliates and minority interest	35,329	10,127	54,543	(1,805)
Equity income (loss) in affiliates	(2,322)	(2,575)	(4,259)	(5,879)
Minority interest	(7,078)	(6,366)	(20,551)	(18,366)

Net income (loss)	25,929	1,186	29,733	(26,050)
Preferred dividends	(5,770)	—	(13,502)	—
Beneficial conversion feature related to the issuance of Loral Series A-1 Preferred Stock (Note 11)	(171)	—	(25,575)	—

Net income (loss) applicable to common shareholders	$19,988	$1,186	$(9,344)	$(26,050)

Basic and diluted income (loss) per common share (Note 13):
Basic income (loss) per share	$0.99	$0.06	$(0.47)	$(1.30)

Diluted income (loss) per share	$0.96	$0.06	$(0.47)	$(1.30)

Weighted average shares outstanding:
Basic	20,103	20,000	20,071	20,000

Diluted	21,881	20,000	20,071	20,000

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006

Operating activities:
Net income (loss)	$29,733	$(26,050)
Non-cash operating items	18,575	90,684
Changes in operating assets and liabilities:
Accounts receivable, net	65,340	2,104
Contracts-in-process	(64,507)	12,780
Inventories	(4,556)	(15,292)
Long-term receivables	(318)	(392)
Deposits	—	9,031
Other current assets and other assets	(711)	(5,919)
Accounts payable	7,997	(23,135)
Accrued expenses and other current liabilities	(24,402)	(8,113)
Customer advances	(49,174)	61,835
Income taxes payable	2,763	3,488
Pension and other postretirement liabilities	7,843	(17,597)
Long-term liabilities	9,220	12
Other	(83)	114

Net cash (used in) provided by operating activities	(2,280)	83,550

Investing activities:
Capital expenditures	(77,715)	(44,313)
(Increase) decrease in restricted cash	(165,012)	1,910
Proceeds received from the disposition of an orbital slot	—	5,742
Distribution from equity investment	2,955	—
Proceeds from the sale of short-term investments and available-for-sale securities	440,698	—
Purchase of short-term investments	(350,887)	(118,656)

Net cash used in investing activities	(149,961)	(155,317)

Financing activities:
Proceeds from term loan (Skynet Notes refinancing facility)	141,050	—
Repayment of Loral Skynet Notes	(126,000)	—
10% redemption fee on extinguishment of Loral Skynet Notes	(12,600)	—
Preferred stock issuance costs	(8,866)	—
Proceeds from the sale of preferred stock	293,250	—
Proceeds from the exercise of stock options	1,776	—
Cash dividends paid on preferred stock of subsidiary	(3,033)	(1,278)

Net cash provided by (used in) financing activities	285,577	(1,278)

Net increase (decrease) in cash and cash equivalents	133,336	(73,045)
Cash and cash equivalents — beginning of period	186,542	275,796

Cash and cash equivalents — end of period	$319,878	$202,751

See notes to condensed consolidated financial statements.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Principal Business

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

On October 31, 2007, Loral and its Canadian partner, Public Sector Pension Investment Board (“PSP”), through a newly formed joint venture, completed the acquisition of Telesat Canada. In connection with this acquisition, Loral transferred substantially all of the assets and related liabilities of Loral Skynet Corporation (“Loral Skynet”) to Telesat Canada. Loral holds a 64% economic interest and a 33 1/3% voting interest in the resulting new entity (“New Telesat”) (see Notes 6, 12 and 16). References to Loral Skynet with respect to periods prior to the closing of this transaction are references to the subsidiary of Loral and with respect to the period commencing on and after the closing of this transaction are, if related to the fixed satellite services business, references to the Loral Skynet operations within New Telesat. We refer to the acquisition of Telesat Canada and the related transfer of the Loral Skynet assets to Telesat Canada as the Telesat Canada transaction.

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

Satellite Services:  Our subsidiary until the closing of the Telesat Canada transaction, Loral Skynet, operates a global fixed satellite services business. Loral Skynet leases transponder capacity to commercial and government customers for video distribution and broadcasting, high-speed data distribution, Internet access and communications, as well as provides managed network services to customers using a hybrid satellite and ground-based system. Loral Skynet has four in-orbit satellites and has one satellite under construction at SS/L. It also provides professional services to other satellite operators such as fleet operating services.

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

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

The December 31, 2006 balance sheet has been derived from the audited consolidated financial statements at that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Cash and Cash Equivalents, Short-term Investments and Restricted Cash

As of September 30, 2007, the Company had $519.0 million of cash, short-term investments and restricted cash, of which $22.1 million is in the form of short-term investments and $177.1 million is in the form of restricted cash ($163.6 million included in current assets (see Note 10) and $13.5 million included in other assets on our condensed consolidated balance sheet). Cash and cash equivalents include liquid investments with maturities of less than 90 days at the time of purchase. Short-term investments consist of investments whose maturity at time of purchase was greater than 90 days and less than one year or investments which had been long-term whose final maturity is less than one year from September 30. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date. Our short-term investments include corporate bonds, Euro dollar bonds, certificates of deposit, commercial paper, Federal Agency notes and auction rate securities. All short-term investments are classified as available-for-sale securities. Auction rate securities are long-term obligations that are sold and purchased through an auction process for a period of 7, 28, 35 or 49 days. Auction rate securities and other available-for-sale securities are carried at fair value with unrealized gains and losses, if any, reported in accumulated other comprehensive income. The carrying value of our auction rate securities at September 30, 2007 approximates their cost.

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

The Loral Skynet Preferred Stock is reflected as minority interest on our condensed consolidated balance sheet and accrued dividends of $7.1 million and $6.4 million for the three months ended September 30, 2007 and 2006, respectively, and $20.6 million and $18.4 million for the nine months ended September 30, 2007 and 2006, respectively, are reflected as minority interest on our condensed consolidated statement of operations. On January 12, 2007, Loral Skynet paid a dividend on its Loral Skynet Preferred Stock of $12.86 million, which covered the period from July 14, 2006 through January 13, 2007. The dividend consisted of $1.77 million in cash and $11.09 million through the issuance of 55,434 additional shares of Loral Skynet Preferred Stock. On July 13, 2007 Loral Skynet paid a dividend on its Loral Skynet Preferred Stock of $13.5 million, which covered the period from January 14, 2007 through July 13, 2007. The dividend consisted of $1.26 million in cash and $12.26 million through the issuance of 61,282 additional shares of Loral Skynet Preferred Stock. At September 30, 2007, 1,187,997 shares of Loral Skynet Preferred Stock, with a carrying value of $237.6 million, were issued and outstanding. At September 30, 2007, accrued but unpaid dividends were $6.1 million.

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

The liability for uncertain tax positions is included in long-term liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2007. During September 2007, the Company settled its liability for an uncertain

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax position with certain tax authorities resulting in the reversal of FIN 48 liabilities totaling $2.4 million, of which $2.0 million was recorded as a reduction to goodwill and $0.4 million was treated as a current income tax benefit. In addition to the reversal of these liabilities, for the three and nine months ended September 30, 2007, we increased our FIN 48 liability for uncertain tax positions by $1.2 million and $4.5 million, respectively, for potential additional interest and penalties. As of September 30, 2007, we had accrued approximately $9.0 million and $12.7 million for the payment of potential tax-related interest and penalties, respectively. If our positions are sustained by the taxing authorities, approximately $40.8 million would be treated as a reduction of goodwill and $15.8 million would reduce the Company’s effective tax rate. Other than as described above, there were no significant changes to our uncertain tax positions during the nine months ended September 30, 2007.

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

During 2007 and 2006, we maintained a 100% valuation allowance against our net deferred tax assets except with regard to our deferred tax assets related to AMT credit carryforwards. We will continue to maintain the valuation allowance until sufficient positive evidence exists to support its reversal. If, in the future, we were to determine that we will be able to realize all or a portion of the benefit from our deferred tax assets, a reduction to the valuation allowance as of October 1, 2005 will first reduce goodwill, then other intangible assets with any excess treated as an increase to paid-in-capital. For the three and nine months ended September 30, 2007, we utilized the benefits from approximately $20.2 million and $45.0 million, respectively, of deferred tax assets from Old Loral to reduce our cash tax liability imposed on current year income. Utilization of these benefits created an excess valuation allowance of $20.2 million and $45.0 million for the three and nine months ended September 30, 2007, respectively, that was reversed as a reduction to goodwill.

The income tax provision for the three and nine months ended September 30, 2007 and 2006 also includes our current provision for foreign income taxes and adjustment, if required, to our FIN 48 liabilities for uncertain tax positions and tax contingency liabilities for potential audit issues. The provision for 2007 also includes certain changes to the valuation allowance required as a result of having reversed deferred tax liabilities from accumulated other comprehensive income.

Pensions and Other Employee Benefits

The following table provides the components of net periodic benefit cost for our qualified and supplemental retirement plans (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Pension Benefits		Other Benefits
	Three Months		Three Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Service cost	$2,412	$2,088	$360	$441
Interest cost	5,432	5,217	1,250	1,292
Expected return on plan assets	(5,837)	(5,689)	(10)	(26)
Amortization of prior service credits and net actuarial gain or loss	(700)	(699)	(75)	(56)

	$1,307	$917	$1,525	$1,651

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Other Benefits
	Nine Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Service cost	$7,236	$8,838	$1,080	$1,041
Interest cost	16,296	16,617	3,750	3,542
Expected return on plan assets	(17,511)	(16,539)	(30)	(26)
Amortization of prior service credits and net actuarial gain or loss	(2,100)	(699)	(225)	(56)

	$3,921	$8,217	$4,575	$4,501

Effective July 1, 2006, we amended our pension plan to standardize the future benefits earned at all company locations. These amendments did not change any benefits earned through June 30, 2006. As a result of the amendments, all locations now have a career average plan that requires a participant contribution in order to receive the highest level of benefits. All current participants now earn future benefits under the same formula and have the same early retirement provisions. The amendments did not apply to certain employees under a bargaining unit arrangement. Additionally, employees hired after June 30, 2006, do not participate in the defined benefit pension plan, but participate in our defined contribution savings plan with an enhanced benefit.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Nine Months
	Ended September 30,
	2007	2006

Non-cash operating items:
Equity loss in affiliates	$4,259	$5,879
Minority interest	20,551	18,366
Deferred taxes	46,463	—
Depreciation and amortization	62,714	50,972
Stock based compensation	13,802	2,025
(Recoveries of) provisions for bad debts on billed receivables	(2,189)	594
Provisions for inventory obsolescence	380	1,678
Warranty expense accruals	(10,769)	12,355
Net gain on the disposition of an orbital slot	(3,600)	(1,149)
Write-off of construction in progress	2,011	—
Loss on extinguishment of debt	16,155	—
Amortization of prior service credits and net actuarial gain	(2,325)	—
Gain on disposition of available-for-sale securities	(5,308)	—
Withholding tax impact of cashless stock option exercises	(955)	—
Unrealized gain on foreign exchange contracts and non cash net interest	(121,723)	(36)
Other	(891)	—

Net non-cash operating items	$18,575	$90,684

Non-cash financing activities:
Issuance of preferred stock by subsidiary as payment for dividend	$23,343	$14,260

Issuance of Loral Series-1 Preferred Stock as payment for dividend	$8,490	$—

Accrued dividends on Series A-1 and Series B-1 preferred stock	$5,013	$—

Accrued dividends on preferred stock of subsidiary	$6,102	$—

Supplemental information:
Capital expenditures incurred not yet paid	$982	$—

Interest paid	$34,500	$14,510

Taxes paid, net of refunds	$1,871	$2,512

Cash paid for reorganization items:
Professional fees	$(160)	$(9,581)

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

4.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Net income (loss)	$25,929	$1,186	$29,733	$(26,050)
Cumulative translation adjustment	176	56	235	193
Amortization of prior service credits and net actuarial gains, net of taxes	(469)	—	(1,407)	—
Unrealized gain (loss) on available-for-sale securities arising during the period, net of taxes	444	—	(3,515)	—
Reclassification adjustment for gains included in net income	(4,690)	—	(3,215)	—

Comprehensive income (loss)	$21,390	$1,242	$21,831	$(25,857)

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Contracts-in-Process

	September 30,	December 31,
	2007	2006
	(In thousands)

Amounts billed	$40,061	$18,289
Unbilled receivables	60,828	22,144

	$100,889	$40,433

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

6.	Financial Instruments and Foreign Currency

Derivatives

On December 16, 2006, a joint venture company (“Acquireco”) formed by Loral and PSP entered into a share purchase agreement with BCE Inc. and Telesat Canada for the acquisition of all the shares of Telesat Canada and certain other assets for CAD 3.25 billion (see Notes 12 and 16). As part of the transaction, the acquisition company received financing commitments from a syndicate of banks for $2.26 billion (based on an exchange rate of $1.00/CAD 0.9923 as of September 30, 2007) of senior secured credit facilities, $692.8 million of a senior unsecured bridge facility and $217.2 million of a senior subordinated unsecured bridge facility. The purchase price of Telesat Canada is in Canadian dollars, while most of the debt financing is in U.S. dollars. Accordingly, to insulate themselves from Canadian dollar versus US dollar fluctuations, Loral, through Loral Skynet, and PSP entered into financial commitments to lock in exchange rates to convert some of the U.S. dollar denominated debt proceeds to Canadian dollars. As of September 30 2007, the unrealized gain on these transactions as a result of marking these investments to market, has been recognized in the statement of operations and avoided a corresponding increase in the US dollar purchase price equivalent that would have been paid to BCE for Telesat Canada.

A summary of these transactions is as follows:

1) In December 2006, Loral Skynet entered into a currency basis swap with a single bank counterparty converting $1.054 billion of U.S. debt into CAD 1.224 billion of Canadian debt for a seven year period beginning December 17, 2007. This debt amortizes 1% per year with a final maturity of December 17, 2014. No cash payment was made by Loral to the counterparty for entering into this transaction. This agreement could be closed at any point prior to December 17, 2007 by simply moving all the terms forward to the closing date of the Telesat Canada acquisition without affecting terms. For the three and nine months ended September 30, 2007, Loral recorded a gain of $3.3 million and $6.8 million respectively, reflecting the change in the fair value of the swap. Included in foreign currency contracts on our condensed consolidated balance sheet is $4.4 million as of September 30, 2007, and $2.4 million is included in other current liabilities as of December 31, 2006, reflecting the fair value of the swap.

2) In December 2006, Loral Skynet entered into forward foreign currency contracts with a single bank counterparty selling $497.4 million for CAD 570.1 million ($1.00/CAD 1.1461) with a settlement date of December 17, 2007. In January 2007, Loral Skynet entered into additional forward foreign currency contracts with the same single bank counterparty selling $200.0 million for CAD 232.8 million ($1.00/CAD 1.1512) with a settlement date of December 17, 2007. No cash payments were made by Loral to the single bank counterparty for entering into these transactions. These agreements could be rolled forward to the closing date of the Telesat Canada acquisition with an adjustment in the exchange rate. For the three and nine months ended

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2007, Loral recorded a gain of $53.4 million and $115.3 million, respectively, reflecting the change in the fair value of the forward contracts. As of September 30, 2007, included in foreign currency contracts on our condensed consolidated balance sheet is $112.0 million reflecting a mark-to-market exchange rate of $1.00/CAD 0.9923. As of December 31, 2006, other current liabilities include $3.3 million reflecting a mark-to-market exchange rate of $1.00/CAD 1.1539.

Foreign Currency

We, in the normal course of business, are subject to the risks associated with fluctuations in foreign currency exchange rates.

As of September 30, 2007, SS/L had the following amounts denominated in Japanese Yen and EUROs (which have been translated into U.S. dollars based on September 30, 2007 exchange rates) that were unhedged (in millions):

	Foreign Currency	U.S.$

Future revenues — Japanese Yen	¥122.9	$1.1
Future expenditures — Japanese Yen	¥4,006.7	$34.9
Contracts-in-process, unbilled receivables/(customer advances) — Japanese Yen	¥10.4	$0.1
Future expenditures — EUROs	€3.7	$5.3

7.	Property, Plant and Equipment

	September 30,	December 31,
	2007	2006
	(In thousands)

Land and land improvements	$27,533	$27,533
Buildings	54,134	53,572
Leasehold improvements	8,526	6,434
Satellites in-orbit, including satellite transponder rights of $136.7 million	386,098	386,196
Satellites under construction	107,548	59,085
Earth stations	18,293	18,141
Equipment, furniture and fixtures	91,529	76,787
Other construction in progress	28,647	18,167

	722,308	645,915
Accumulated depreciation and amortization	(139,836)	(87,036)

	$582,472	$558,879

Depreciation and amortization expense for property, plant and equipment was $17.9 million and 17.5 million for the three months ended September 30, 2007 and 2006, respectively, and $53.1 million and $51.4 million for the nine months ended September 30, 2007 and 2006, respectively. During the three months ended September 30, 2007 the Company recorded a $2.0 million write-off of construction in progress associated with the redirection of the capacity expansion project. Accumulated depreciation and amortization as of September 30, 2007 and December 31, 2006 includes $29.0 million and $16.7 million, respectively, related to satellite transponders where Loral Skynet has the rights to the transponders for the remaining life of the related satellite.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Investments in and Advances to Affiliates

Investments in and advances to affiliates consists of (in thousands):

	September 30,	December 31,
	2007	2006

XTAR equity investment	$89,988	$97,202

Equity income (loss) in affiliates consists of (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

XTAR	$(2,322)	$(2,575)	$(7,214)	$(5,879)
Globalstar service provider partnerships	—	—	2,955	—

	$(2,322)	$(2,575)	$(4,259)	$(5,879)

The condensed consolidated statements of operations reflect the effects of the following amounts related to transactions with or investments in affiliates (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Revenues	$8	$3,063	$416	$11,517
Elimination of our proportionate share of profit relating to affiliate transactions	(15)	(40)	(46)	(327)
Profit relating to affiliate transactions not eliminated	13	32	37	257

We had customer advances from XTAR relating to the construction of their satellite of $357,000 and $650,000, as of September 30, 2007 and December 31, 2006, respectively, on our condensed consolidated balance sheet.

XTAR

We own 56% of XTAR, L.L.C. (“XTAR”), a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”) of Spain. We account for our investment in XTAR under the equity method, since we do not control certain of its significant operating decisions. Our interest in XTAR was held by Loral Skynet. This interest, however, was retained by Loral and not transferred to New Telesat (see Notes 12 and 16).

XTAR and Loral Skynet have entered into agreements whereby Loral Skynet provides to XTAR (i) certain selling, general and administrative services, (ii) telemetry, tracking and control services for the XTAR satellite, (iii) transponder engineering and regulatory support services as needed and (iv) satellite construction oversight services. XTAR is currently making limited payments under the agreements. Loral Skynet has agreed to defer amounts due from XTAR until March 31, 2008. During the nine months ended September 30, 2007 and 2006, Loral Skynet has not recognized revenue associated with providing these services to XTAR. During the three months ended September 30, 2007, Loral Skynet reversed an allowance for doubtful accounts of $1.9 million related to outstanding accounts receivable from XTAR. During October 2007, Loral Skynet received a payment of $1.2 million from XTAR for outstanding accounts receivable. These agreements have been assigned to New Telesat.

XTAR has made limited payments under its lease agreement with Hisdesat. Hisdesat has agreed to defer amounts due from XTAR until March 31, 2008.

In connection with the Launch Services Agreement entered into between XTAR and Arianespace, S.A. (“Arianespace”) providing for launch of its satellite on Arianespace’s Ariane 5 ECA launch vehicle, Arianespace

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provided a one-year, $15.8 million, 10% interest paid-in-kind (i.e., paid in additional debt) loan for a portion of the launch price, secured by certain of XTAR’s assets, including the XTAR-EUR satellite, ground equipment and rights to the orbital slot. The remainder of the launch price consisted of a revenue-based fee to be paid over time by XTAR. Through a series of amendments to the loan agreement, XTAR and Arianespace agreed to extend the maturity date of the loan to September 30, 2007. As part of these amendments, XTAR agreed to make scheduled and excess cash payments, as well as foregoing the ability to incur secured debt with the Arianespace collateral. The loan was paid in full by XTAR on July 6, 2007.

The following table presents summary financial data for XTAR (in millions):

Statement of Operations Data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$4.6	$2.6	$13.9	$9.8
Operating loss	(3.6)	(3.6)	(11.0)	(7.0)
Net loss	(4.1)	(4.5)	(12.4)	(9.9)
Balance Sheet Data:

	September30,	December 31,
	2007	2006

Current assets	$9.0	$6.4
Total assets	127.4	132.1
Current liabilities	25.9	20.1
Long-term liabilities	35.0	33.1
Members’ equity	66.5	78.9

Other

On April 14, 2004, Globalstar, L.P. announced the completion of its financial restructuring following the formal acquisition of its main business operations and assets by Thermo Capital Partners LLC (“Thermo”), effectively resulting in Globalstar, L.P. exiting from bankruptcy. Thermo invested $43 million in the newly formed Globalstar company (“Globalstar Inc.”) in exchange for an 81.25% equity interest, with the remaining 18.75% of the equity distributed to the creditors of Globalstar, L.P. Our share of the equity interest was approximately 2.7% of Globalstar Inc., to which we assigned no value at the time. On November 2, 2006, Globalstar Inc., completed an initial public offering, at which time we owned 1,609,896 shares of Globalstar Inc. We had agreed not to sell 70% of our Globalstar Inc. holdings for at least 180 days following the completion of its offering. As of May 5, 2007, the lock-up was no longer in effect. For the three and nine months ended September 30, 2007, we realized a gain of $2.8 million and $5.3 million, respectively, (included in interest and investment income in the condensed consolidated statements of operations) on the sale of 238,200 shares and 468,286 shares, respectively, of Globalstar Inc. stock. As of September 30, 2007, we owned 700,648 shares of Globalstar Inc. which are accounted for as available-for-sale securities. Unrealized gains on these shares were $3.1 million, net of taxes as of September 30, 2007.

We hold various indirect ownership interests in three foreign companies that currently serve as exclusive service providers for Globalstar service in Brazil, Mexico and Russia. We account for these ownership interests using the equity method of accounting. We have written-off our investments in these companies, and because we have no future funding requirements relating to these investments, there is no requirement for us to provide for our allocated share of these companies net losses. We are considering whether to make an additional investment of up to $13 million in one of these companies. In the nine months ended September 30, 2007, Loral recognized earnings of

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.0 million from our Globalstar investment partnerships, which were primarily attributable to a cash distribution received from one of our investments.

9.	Goodwill and Other Intangible Assets

Goodwill

Goodwill was established in connection with our adoption of fresh-start accounting on October 1, 2005. Effective January 1, 2007, we adopted FIN 48. The cumulative effects of adopting FIN 48 has resulted in the Company recording an increase of $7.5 million to goodwill in 2007, offset by a reduction to goodwill of $47.0 million, as a result of the reversal of FIN 48 liabilities no longer required and the reversal of an excess valuation allowance (see “Income Taxes” in Note 3), as follows (in thousands):

Goodwill — December 31, 2006	$305,691
Cumulative effect of adopting FIN 48 (see Note 3)	7,542
Reversal of FIN 48 liabilities	(2,000)
Reversal of excess valuation allowance on deferred tax assets	(44,979)

Goodwill — September 30, 2007	$266,254

  Other Intangible Assets

Other Intangible Assets were established in connection with our adoption of fresh-start accounting and are included in Other Assets on our condensed consolidated balance sheet. Other Intangible Assets consists of (in millions, except years):

	Weighted Average
	Remaining	September 30, 2007		December 31, 2006
	Amortization Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Internally developed software and technology	4	$59.0	$(21.6)	$59.0	$(13.5)
Orbital slots	9	10.8	(3.0)	10.8	(1.8)
Trade names	18	13.2	(1.3)	13.2	(0.8)
Customer relationships	13	20.0	(2.7)	20.0	(1.7)
Customer contracts	8	33.0	(12.1)	33.0	(8.3)
Other intangibles	3	2.7	(1.2)	2.7	(0.8)

		$138.7	$(41.9)	$138.7	$(26.9)

Total amortization expense for other intangible assets was $4.9 million and $5.2 million for the three months ended September 30, 2007 and 2006, respectively, and $15.0 million and $15.9 million for the nine months ended September 30, 2007 and 2006, respectively. Annual amortization expense for intangible assets for the five years ended December 31, 2011 is estimated to be as follows (in millions):

2007	$19.8
2008	18.8
2009	17.5
2010	14.2
2011	7.8

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with our adoption of fresh-start accounting, we recorded fair value adjustments of $66.9 million relating to contracts-in-process, long-term receivables, customer advances and billings in excess of costs and profits and long-term liabilities. Net amortization of these fair value adjustments as a credit to income was $0.7 million and $4.9 million for the three months ended September 30, 2007 and 2006, respectively and $5.6 million and $16.9 million for the nine months ended September 30, 2007 and 2006, respectively. During the three months ended September 30, 2007, the Company recognized as other income a previously deferred gain of $3.6 million in connection with the sale of an orbital slot in 2006.

10.	Debt

	September 30,	December 31,
	2007	2006
	(In thousands)

Short-term:
4.1% Loan payable to Valley National Bank	$141,050	$—
Long-term:
Loral Skynet 14.0% Senior Secured Notes due 2015 (principal amount $126 million)	—	128,084

Loan Payable Valley National Bank

On September 4, 2007, Loral Skynet entered into a Loan and Security Agreement (the “Loan Agreement”) with Valley National Bank (“Valley National”). The purpose of the Loan Agreement was to make available to Loral Skynet a loan (the “Loan”) to fund the redemption (the “Note Redemption”) of Loral Skynet’s 14% Senior Secured Cash/PIK Notes due 2015. Pursuant to the Loan Agreement, Valley National made the Loan in a single advance of $141,050,000, which Loral Skynet used to fund the Note Redemption on September 5, 2007.

The maturity date of the Loan was the earlier of (i) December 17, 2007 or (ii) the date on which the assets of Loral Skynet were transferred in connection with the previously announced acquisition of Telesat Canada (see Notes 6, 12 and 16). The Loan Agreement permitted Loral Skynet to prepay all or a portion of the amounts outstanding under the Loan at any time prior to maturity without penalty or premium.

As security for repayment of the Loan, Loral Skynet granted security interests in certain of its assets. The repayment of the Loan was guaranteed by Loral (the “Guaranty”) with the Company’s obligations under the Guaranty being secured pursuant to a pledge agreement (the “Pledge Agreement”) executed by the Company. Loral purchased a certificate of deposit (the “CD”) from Valley National in the initial principal amount of $142,720,659, such amount being equal to the sum of the principal of the Loan and accrued interest thereon from and including September 4, 2007 through, but not including, December 17, 2007. The CD accrued interest at a rate of 3.85% per annum. Pursuant to the terms of the Pledge Agreement, the money on deposit under the CD secured the obligations of Loral Skynet under the Loan Agreement and the Company under the Guaranty. As of September 30, 2007, this CD is included in restricted cash in the current assets section of our condensed consolidated balance sheet.

The interest rate on the Loan was 4.10% per annum. Interest expense related to the Loan was $538,000 for the three and nine months ended September 30, 2007. The Loan was repaid on October 31, 2007, in connection with the closing of the Telesat Canada transaction (see Note 16).

Loral Skynet Notes

On November 21, 2005, pursuant to the Plan of Reorganization, Loral Skynet issued $126 million principal amount of 14% Senior Secured Cash/PIK Notes due 2015 (the “Loral Skynet Notes”) under an Indenture, dated as of November 21, 2005 (the “Indenture”), which notes were guaranteed on a senior secured basis by our subsidiary Loral Asia Pacific Satellite (HK) Limited and all of Loral Skynet’s existing domestic, wholly-owned subsidiaries.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 5, 2007 Loral Skynet paid $141.1 million in the aggregate to redeem the notes at a redemption price of 110% including accrued and unpaid interest from July 15, 2007 of $2.45 million.

Interest expense related to these notes was $3.1 million and $4.5 million for the three months ended September 30, 2007 and 2006, respectively and $12.1 million and $13.4 million for the nine months ended September 30, 2007 and 2006, respectively. In addition to the $2.45 million of cash interest paid on the redemption of the notes discussed above, Loral Skynet made cash interest payments of $8.8 million on the Loral Skynet Notes on each of January 15 and July 16, 2007.

As a result of the redemption of the Loral Skynet Notes, we incurred a loss on the early extinguishment of debt of $16.2 million, which is comprised of the redemption premium of $12.6 million and a $3.6 million write-off of deferred financing costs.

Certain holders of Loral Skynet Notes have commenced litigation with respect to the redemption of the Loral Skynet Notes (see Note 12).

SS/L Letter of Credit Facility

On October 31, 2006, SS/L entered into an amendment to its amended and restated letter of credit agreement with JP Morgan Chase Bank extending the maturity of the facility to December 31, 2007 and reducing the facility availability from $20 million to $15 million. Letters of credit are available until the earlier of the stated maturity of the letter of credit, the termination of the facility or December 31, 2007. Outstanding letters of credit are fully cash collateralized. As of September 30, 2007, $6.1 million of letters of credit under this facility were issued and outstanding.

11.	Shareholders’ Equity

Preferred Stock

On February 27, 2007 (the “Issuance Date”), Loral completed a $300 million preferred stock financing pursuant to the Securities Purchase Agreement entered into with MHR Fund Management LLC (“MHR”) on October 17, 2006, as amended and restated on February 27, 2007 (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, Loral sold 136,526 shares of its Series A-1 cumulative 7.5% convertible preferred stock (the “Series A-1 Preferred Stock”) and 858,486 shares of its Series B-1 cumulative 7.5% convertible preferred stock (the “Series B-1 Preferred Stock” and, together with the Series A-1 Preferred Stock, the “Loral Series-1 Preferred Stock”) at a purchase price of $301.504 per share to various funds affiliated with MHR. Each share of the Series A-1 Preferred Stock is convertible, at the option of the holder, into ten shares of Loral common stock at a conversion price of $30.1504 per share. Prior to the Majority Ownership Date (as defined below) and following stockholder approval of the creation of a new class of Class B-1 non-voting common stock, each share of the Series B-1 Preferred Stock will be convertible, at the option of the holder, into ten shares of this Class B-1 non-voting common stock at a conversion price of $30.1504 per share. From and after the Majority Ownership Date, the Series B-1 Preferred Stock and the Class B-1 non-voting common stock may be converted by the holder into Loral common stock, in the case of the Series B-1 Preferred Stock, at the same conversion price, and in the case of the Class B-1 non-voting common stock, on a share for share basis. The conversion price reflects a premium of 12% to the closing price of Loral’s common stock on October 16, 2006. The conversion price is subject to customary adjustments. Dividends on the Loral Series-1 Preferred Stock are paid in kind (i.e., in additional shares of Loral Series-1 Preferred Stock) through April 2011. Thereafter, if Loral satisfies certain financial requirements, the dividends will be payable in cash or in kind at Loral’s option. Pursuant to the terms of this financing, MHR has the right, which it has not exercised, to nominate one additional member to the Loral board of directors. Loral is using the proceeds from this financing, together with its existing resources, for general corporate purposes including the pursuit of both internal and external growth opportunities in the satellite communications industry and strategic transactions or alliances.

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

The Company and MHR agreed on August 8, 2007 that, in calculating the percentage of the aggregate voting power of Loral securities held by MHR or its affiliates pursuant to the terms of the Loral Series-1 Preferred Stock, (a) the number of shares of Series A-1 Preferred Stock and/or common stock deemed to be held by MHR entities shall be increased by a number of shares (i) equal to the number of shares of restricted stock and the number of shares subject to stock options of the Company then personally held by Dr. Mark H. Rachesky (as of October 31, 2007, Dr. Rachesky held 10,000 such shares), and (ii) equal to 50% of the number of shares of common stock reserved for issuance pending resolution of certain disputed third party claims under the Plan of Reorganization of Old Loral, such number of reserved shares not to exceed 71,500 shares and (b) the number of outstanding shares of common stock of the Company shall be decreased by a number of shares equal to 45% of the total number of shares of restricted stock (issued to persons other than directors pursuant to the Company’s Amended and Restated 2005 Stock Incentive Plan) that are then subject to vesting but have not yet vested as of the date of the calculation, such numbers of shares of restricted stock not to exceed one million shares.

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

The Company paid dividends of $5.7 million through the issuance of 880 shares of Series A-1 Preferred Stock and 17,949 shares of Series B-1 Preferred Stock during the three months ended September 30, 2007. The Company paid dividends of $8.5 million through the issuance of 5,288 shares of Series A-1 Preferred Stock and 22,867 shares of Series B-1 Preferred Stock during the nine months ended September 30, 2007. Accrued but unpaid dividends for Loral Series-1 Preferred Stock as of September 30, 2007 were $5.0 million.

The price of Loral’s common stock on October 16, 2006, the day before we signed the Securities Purchase Agreement, was $26.92 and the conversion price was $30.1504. The price of Loral’s common stock on February 27, 2007, when the financing closed was $47.40. Because of the difference between the fair market value of the common stock on the date the financing closed, as compared to the conversion price, the Company is required to reflect a beneficial conversion feature of the Loral Series A-1 Preferred Stock as a component of its net income (loss) applicable to common shareholders for the three and nine months ended September 30, 2007. We will also reflect a beneficial conversion feature in a similar manner for the Series B-1 Preferred Stock, in the period in which shareholder approval of the creation of the new class of Class B-1 non-voting common stock is received. This beneficial conversion feature is recorded as a decrease to net income applicable to common shareholders and results in a reduction of both basic and diluted earnings per share results. Accordingly, in the three months ended March 31, 2007, we recorded an increase to net loss applicable to common shareholders of $24.5 million. In the period in which shareholder approval of the new class of Class B-1 non-voting common stock is received, we expect that our net income (loss) applicable to common shareholders will be reduced (increased), as applicable, by approximately $154 million reflecting the beneficial conversion feature (less discount, if any, for the class B-1 non-voting common stock because of its non-voting status). To the extent that dividends on the Loral Series-1 Preferred Stock are paid in additional shares of Loral Series A-1 Preferred Stock, we record an additional beneficial conversion feature that reduces our net income applicable to common shareholders. For the three and nine months ended September 30, 2007, we recorded a beneficial conversion feature of $0.2 million and $1.1 million, respectively, for the dividends in additional shares of Loral Series A-1 Preferred Stock. We will also record an additional beneficial conversion feature in a similar manner for dividends in additional shares of Loral Series B-1 Preferred Stock in the period in

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which shareholder approval of the class B-1 non-voting common stock is received, and thereafter. For dividends paid and accrued through September 30, 2007 on the Loral Series B-1 Preferred Stock, the beneficial conversion feature that will be recorded when shareholder approval of the class B-1 non-voting common stock is received, is approximately $6 million.

In connection with the preferred stock financing, Loral agreed to present certain proposals to its stockholders at its next annual meeting but requested that MHR waive such undertaking with regard to Loral’s 2007 annual meeting. MHR has agreed to Loral’s request. Loral intends to seek stockholder approval for these proposals at its annual meeting in 2008 or at a special meeting of stockholders.

Loral incurred issuance costs of $9 million in connection with this preferred stock financing. In addition, Loral paid MHR a placement fee of $6.75 million upon closing of the financing.

A complete description of the terms of the Loral Preferred Stock is contained in the certificates of designation related to the Loral Preferred Stock attached as Exhibits 3.2 and 3.3 and the Securities Purchase Agreement attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2007.

Stock Incentive Plan

On May 22, 2007, at our annual meeting of stockholders, our stockholders approved the Company’s Amended and Restated 2005 Stock Incentive Plan (the “Plan”) to increase by 1,582,000 the number of shares available for grant thereunder. These amendments cover the following grants that were all subject to stockholder approval of the plan amendments: (w) the grant in March 2006 of options to purchase 825,000 shares to our Chief Executive Officer in connection with his entering into an employment agreement with us (the “CEO March 2006 Option Grant”), (x) the grant in June 2006 of options to purchase 20,000 shares to our Chief Financial Officer in connection with his entering into an amendment to his employment agreement, (y) the grant in June 2006 of options to purchase 120,000 shares to a director in connection with his entering into a consulting agreement and (z) grants of approximately 175,000 shares of restricted stock to employees of SS/L. In addition, these amendments cover 31,000 shares of restricted stock granted to our directors as part of their compensation and approximately 410,300 shares available for future grant. The shares available for future grant will be used for awards to our employees, to fulfill existing contractual obligations and to cover the equity component of our directors compensation. As a result of the approval of the amendments, we recorded compensation cost, related to the first three grants of $0.9 million and $9.0 million for the three and nine months ended September 30, 2007, respectively, based on the estimated fair value of these grants, and stock compensation costs of $1.0 million and $3.2 million for the three and nine months ended September 30, 2007, respectively, were recorded for the grant of restricted shares. The remaining stock based compensation as a result of these grants, totaling $17.5 million, will be recognized over the next three to four years.

12.	Commitments and Contingencies

Financial Matters

SS/L has deferred revenue and accrued liabilities for performance warranty obligations relating to satellites sold to customers, which could be affected by future performance of the satellites. These reserves for expected costs for warranty reimbursement and support are based on historical failure rates. However, in the event of a catastrophic failure of a satellite, which cannot be predicted, these reserves likely will not be sufficient. SS/L periodically reviews and adjusts the deferred revenue and accrued liabilities for warranty reserves based on the actual

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance of each satellite and remaining warranty period. A reconciliation of such deferred amounts for the nine months ended September 30, 2007, is as follows (in millions):

Balance of deferred amounts at January 1, 2007	$53.9
Accruals for deferred amounts issued during the period	—
Accruals relating to pre-existing contracts (including changes in estimates)	(10.6)

Balance of deferred amounts at September 30, 2007	$43.3

The reduction of the deferred amounts was primarily attributable to a resolution of certain warranty obligations for less than previously estimated amounts. In connection with the reduction of the deferred amounts, interest expense was reduced by $5.5 million, for the three and nine months ended September 30, 2007.

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

On July 30, 2007, SS/L entered into an Amended and Restated Customer Credit Agreement (the “Credit Agreement”) with Sirius Satellite Radio Inc. (“Sirius”). The Credit Agreement amends and restates in its entirety the Customer Credit Agreement entered into by SS/L and Sirius on June 7, 2006 (the “Original Credit Agreement”). The purpose of the amendment and restatement is to make available to Sirius financing for the purchase of a second satellite under the Amended and Restated Satellite Purchase Agreement between Sirius and SS/L dated as of July 23, 2007 (the “Amended Satellite Purchase Agreement”). Under the Credit Agreement, SS/L has agreed to make loans to Sirius in an aggregate principal amount of up to $100,000,000 to finance the purchase of the Sirius FM-5 and FM-6 Satellites (the “Sirius Satellites”). Loans made under the Credit Agreement are secured by Sirius’ rights under the Amended Satellite Purchase Agreement, including its rights to the Sirius Satellites. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., and, subject to certain exceptions, any future material subsidiary that may be formed by Sirius hereafter. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after the FM-6 Satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the FM-6 Satellite. Loans made under the Credit Agreement generally bear interest at a variable rate equal to three-month LIBOR plus a margin. The Credit Agreement permits Sirius to prepay all or a portion of the loans outstanding without penalty, and, upon the occurrence of certain events, Sirius is required to prepay the loans. As of September 30, 2007, no loans were outstanding under the Credit Agreement and Sirius was eligible to borrow $62 million under the Credit Agreement, representing reimbursement of payments previously made by Sirius under the Amended Satellite Purchase Agreement.

Loral Skynet has in the past entered into prepaid leases, sales contracts and other arrangements relating to transponders on its satellites. Under the terms of these agreements, as of September 30, 2007, Loral Skynet continues to provide for a warranty for periods of two to eight years for sales contracts and other arrangements (seven transponders), and prepaid leases (one transponder). Depending on the contract, Loral Skynet may be required to replace transponders which do not meet operating specifications. Substantially all customers are entitled to a refund equal to the reimbursement value if there is no replacement, which is normally covered by insurance. In the case of the sales contracts, the reimbursement value is based on the original purchase price plus an interest factor

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the time the payment was received to acceptance of the transponder by the customer, reduced on a straight-line basis over the warranty period. In the case of prepaid leases, the reimbursement value is equal to the unamortized portion of the lease prepayment made by the customer. For other arrangements, in the event of transponder failure where replacement capacity is not available on the satellite, one customer is not entitled to reimbursement, and the other customer’s reimbursement value is based on contractually prescribed amounts that decline over time.

Telesat Canada Transaction

On December 16, 2006, Acquireco entered into a definitive agreement (the “Share Purchase Agreement”) with BCE Inc. and Telesat Canada to acquire 100% of the stock of Telesat Canada and certain safe income notes from BCE Inc. for CAD 3.25 billion. Acquireco is owned 100% by Telesat Holdings Inc. (“Holdco”), and we in turn hold equity interests in Holdco representing 64% of the economic interests and 33 1/3% of the voting interests. Our Canadian partner, PSP, holds 36% of the economic interests and 66 2/3% of the voting interests in Holdco (except with respect to the election of directors as to which it holds a 30% voting interest).

In connection with the transactions contemplated under the Share Purchase Agreement, on August 7, 2007, we and Loral Skynet entered into an asset transfer agreement (the “Asset Transfer Agreement”) with Holdco, and an asset purchase agreement (the “Asset Purchase Agreement”) with Skynet Satellite Corporation, a subsidiary of Telesat Canada. Pursuant to the Asset Transfer Agreement, we agreed, subject to certain exceptions, to transfer substantially all of Loral Skynet’s assets and related liabilities to Telesat Canada in return for an equity interest in Holdco. In addition, pursuant to the Asset Purchase Agreement, we agreed to transfer certain of Loral Skynet’s assets located in the U.S. and related liabilities to Skynet Satellite Corporation in exchange for $25,472,000 in marketable securities. On August 7, 2007, we, Loral Skynet, PSP, Holdco and a subsidiary of Holdco also entered into an Ancillary Agreement providing, among other things, for the settlement of payments by and among us, PSP and Holdco in connection with the Telesat Canada acquisition, the transactions contemplated under the Asset Transfer Agreement, and related transactions.

Telesat Canada, the leading satellite services provider in Canada, earns its revenues principally through the provision of broadcast and business network services over its eight in-orbit satellites. As of October 31, 2007, following the transfer of the assets of Loral Skynet’s fixed satellite services business pursuant to the Asset Transfer Agreement and Asset Purchase Agreement (see Note 16), New Telesat operates a fleet of twelve in-orbit satellites.

Loral Skynet has adopted a retention plan for its key employees to facilitate the transition. Payments to these employees will be made six months after the close of the Telesat Canada transaction. Costs relating to this plan will be borne by New Telesat. We have incurred $14.2 million of transaction related costs as of September 30, 2007 (included in other current assets on our condensed consolidated balance sheet), which have been subsequently reimbursed to us by New Telesat.

Satellite Matters

Satellites are built with redundant components or additional components to provide excess performance margins to permit their continued operation in case of component failure, an event that is not uncommon in complex satellites. Twenty-two of the satellites built by SS/L and launched since 1997, three of which are owned and operated by Loral Skynet or our affiliates, have experienced losses of power from their solar arrays. There can be no assurance that one or more of the affected satellites will not experience additional power loss. In the event of additional power loss, the extent of the performance degradation, if any, will depend on numerous factors, including the amount of the additional power loss, the level of redundancy built into the affected satellite’s design, when in the life of the affected satellite the loss occurred, how many transponders are then in service and how they are being used. It is also possible that one or more transponders on a satellite may need to be removed from service to accommodate the power loss and to preserve full performance capabilities on the remaining transponders. During the third quarter of 2006, due to power loss caused by solar array failures, Loral Skynet removed from service through the end of life certain unutilized transponders on one of its satellites and will remove additional

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transponders from service on this satellite in order to maintain sufficient power to operate the remaining transponders for its specified life. As of September 30, 2007, Loral Skynet does not believe the carrying value of this satellite has been impaired. Loral Skynet will, however, continue to evaluate the impact of the power loss caused by the solar array failures. A complete or partial loss of a satellite’s capacity could result in a loss of orbital incentive payments to SS/L and, in the case of satellites owned by Loral Skynet and our affiliates, a loss of revenues and profits. With respect to satellites under construction and the construction of new satellites, based on its investigation of the matter, SS/L has identified and has implemented remediation measures that SS/L believes will prevent newly launched satellites from experiencing similar anomalies. SS/L does not expect that implementation of these measures will cause any significant delay in the launch of satellites under construction or the construction of new satellites. Based upon information currently available, including design redundancies to accommodate small power losses, and that no pattern has been identified as to the timing or specific location within the solar arrays of the failures, we believe that this matter will not have a material adverse effect on our consolidated financial position or our results of operations, although no assurance can be provided.

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

Certain of Loral Skynet’s satellites are currently operating using back-up components because of the failure of primary components. If the back-up components fail and we are unable to restore redundancy, these satellites could lose capacity or be total losses, which would result in a loss of revenues and profits. For example, in July 2005, in the course of conducting our normal operations, we determined that the primary command receivers on two of Loral Skynet’s satellites had failed. These satellites, which are equipped with redundant command receivers designed to provide full functional capability through the full design life of the satellite, continue to function normally and service to customers has not been affected. Moreover, SS/L has successfully completed implementation of software workarounds that restore the redundant command receiver functionality.

Two satellites owned by Loral Skynet have the same solar array configuration as one other 1300-class satellite manufactured by SS/L that has experienced an event with a large loss of solar power. SS/L believes that this failure is an isolated event and does not reflect a systemic problem in either the satellite design or manufacturing process. Accordingly, we do not believe that this anomaly will affect Loral Skynet’s two satellites with the same solar array configuration. The insurance coverage for these satellites, however, provides for coverage of losses due to solar array failures only in the event of a capacity loss of 75% or more for one satellite and 80% or more for the other satellite.

Loral Skynet insures the on-orbit performance of substantially all of its satellite capacity. Typically such insurance is for a policy period of one year subject to renewal. It has been difficult, however, to obtain full insurance coverage for satellites that have, or are part of a product line of satellites that have, experienced problems in the past. Insurers have required either exclusions of certain components or have placed limitations on coverage in connection with insurance renewals for such satellites in the future. Loral Skynet cannot assure, upon the expiration of an insurance policy, that it will be able to renew the policy on terms acceptable to it or that it will not elect to self-insure and forego commercial insurance for the satellite. The loss of a satellite would have a material adverse effect on Loral Skynet’s financial performance and may not be adequately mitigated by insurance. In October 2007, Loral Skynet renewed its on-orbit performance policy under substantially the same terms as the previously expired policy.

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

Regulatory Matters

To prevent frequency interference, the regulatory process requires potentially lengthy and costly negotiations with third parties who operate or intend to operate satellites at or near the locations of Loral Skynet’s satellites. For example, as part of Loral Skynet’s coordination efforts on Telstar 12, it agreed to provide four 54 MHz transponders on Telstar 12 to Eutelsat for the life of the satellite and has retained risk of loss with respect to those transponders. In the event of an unrestored failure, under Loral Skynet’s related warranty obligation, Eutelsat would be entitled to compensation on contractually prescribed amounts that decline over time. Loral Skynet also granted Eutelsat the right to acquire, at cost, four transponders on the replacement satellite for Telstar 12. Loral Skynet continues to be in discussions with other operators on coordination issues. Loral Skynet may be required to make additional financial concessions in the future in connection with its coordination efforts. The failure to reach an appropriate arrangement with a third party having priority rights at or near one of its orbital slots may result in substantial restrictions on the use and operation of its satellite at that location.

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

Legal Proceedings

Informal SEC Inquiry

In June and July 2007, we received letters from the Staff of the Division of Enforcement of the SEC informing the Company that it is conducting an informal inquiry and requesting that the Company provide certain documents and information relating primarily to the Securities Purchase Agreement, dated as of October 17, 2006, as amended and restated on February 27, 2007, between Loral and MHR Fund Management LLC and activities before and after its execution as well as documents and information relating to the redemption of the Loral Skynet Notes (see Note 10) and documents and information regarding the directors and officers of Loral. The letter advised that the informal inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred, or as an adverse reflection upon any person or security. The Company is cooperating with the SEC staff. In addition, the Company has received requests for indemnification and advancement of expenses from certain of its advisors with respect to costs they may incur as a result of compliance with SEC document requests.

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

Specifically, the Skynet Noteholder Plaintiffs’ complaint relates to the Securities Purchase Agreement, dated as of October 17, 2006, as amended and restated on February 27, 2007, between Loral and MHR, pursuant to which, in February 2007, funds affiliated with MHR purchased $300 million of Loral Series-1 Preferred Stock from Loral as described in Note 11. In that agreement, among other things, MHR also agreed to cause its affiliated funds, which collectively hold more than one-third of the outstanding Loral Skynet Notes, not to object to a proposed Early Redemption of the Loral Skynet Notes in connection with a transaction such as the Telesat Canada transaction. The Skynet Noteholder Plaintiffs assert that Loral bought the consent of MHR and its affiliated funds to the Early Redemption covenant by paying to MHR in excess of $8.25 million in placement and legal and advisory fees resulting in an unequal “exit consent” payment not offered to other holders and that this covenant violates an implied covenant of good faith and fair dealing that the Skynet Noteholder Plaintiffs believe the Indenture should be deemed to contain. The Skynet Noteholder Plaintiffs have proposed a number of theories of damages, including one in which they allege that the value of the Loral Skynet Notes if they are not redeemable prior to October 15, 2009 would be at least 126% of par value and that the difference between paying approximately 126% versus the proposed Early Redemption amount of 110% is an additional $20.2 million. The portion of this amount that would be applicable to Loral Skynet Notes held by holders other than affiliates of MHR is approximately $11 million, which the Skynet Noteholder Plaintiffs have described as a floor on their damage claim. The Skynet Noteholder Plaintiffs also claim to be entitled to a portion of the excess of the current value of the Loral Series-1 Preferred Stock over its cost, to the extent it constitutes a consent fee paid to MHR.

In their complaint, the Skynet Noteholder Plaintiffs seek (i) a declaratory judgment that Defendants violated the terms of the Indenture by paying MHR for its consent to redemption of the Loral Skynet Notes below the make-whole value and not paying equal consideration to all holders; (ii) a declaratory judgment that Defendants pay equal redemption consideration to all holders, in an amount to be determined at trial; (iii) to enjoin Defendants from consummating the Early Redemption unless equal consideration is paid to all holders for their non-objection to, and redemption of, the Loral Skynet Notes; (iv) to enjoin Defendants from counting the Loral Skynet Notes held by funds affiliated with MHR in its calculation of whether the holders constituting two-thirds of the outstanding principal amount object to the redemption, absent equal consideration to all holders for such non-objection to, and redemption of, the Loral Skynet Notes; (v) an award of damages in an amount to be determined at trial; (vi) an award of pre-judgment interest, attorneys’ fees and costs; and (vii) the grant such other relief as the court deems proper.

The Skynet Noteholder Plaintiffs also moved for a preliminary injunction and for expedited proceedings, including a hearing on their preliminary injunction motion in advance of any redemption of the Loral Skynet Notes or discharge of the Indenture. At a hearing on the Skynet Noteholder Plaintiffs’ motion to expedite proceedings held on July 16, 2007, Loral agreed to place $12 million, which is included in restricted cash in the current assets section

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of our condensed consolidated balance sheet (representing the $11 million incremental amount claimed by the Skynet Noteholder Plaintiffs in their complaint above the 110% Early Redemption amount plus an allowance for reasonable expenses) in escrow prior to the date the Indenture is discharged for the benefit of holders of Loral Skynet Notes other than funds affiliated with MHR, and the court declined to schedule a hearing on the Skynet Noteholder Plaintiffs’ motion for a preliminary injunction prior to the redemption date or any earlier discharge of the Indenture. At the hearing, the court also granted the motion for expedited proceedings and indicated that it would schedule a trial on the merits in coordination with the trial of a matter related to the Loral Series-1 Preferred Stock pending before the court and currently scheduled for trial in March 2008.

On July 12, 2007, the Trustee reported that objections to the proposed redemption had been received from holders of Loral Skynet Notes representing less than two-thirds of the outstanding Loral Skynet Notes, and, on July 16, 2007, at the request of Loral Skynet, the Trustee issued an unconditional Notice of Full Redemption. Consequently, the Loral Skynet Notes were redeemed on September 5, 2007, and the Indenture was discharged.

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

On March 21, 2007, a Memorandum of Understanding (the “MOU”) was entered into providing for the settlement of the Babus lawsuit. Pursuant to the terms of the MOU, the MHR Funds will pay to Loral $4 million in cash after entry of a court order approving the terms of the MOU that is finally approved on appeal or no longer subject to appeal. In addition, the MHR Funds may be obligated to pay to Loral between $9.5 million and $26.5 million depending on the amount of net cash or cash equivalent proceeds actually received from the sale by the MHR Funds of (i) the preferred stock, (ii) shares issued in respect of and pursuant to the terms of the preferred stock or (iii) securities issued or delivered in exchange for the preferred stock or the shares referred to in clause (ii) above. The terms of the MOU are more fully described in the Company’s Report on Form 8-K filed on March 21, 2007, and the full text of the MOU is attached as Exhibit 10.1 to such Report on Form 8-K.

In the MOU, the parties to the Babus lawsuit agreed to use their best efforts to agree upon and execute a stipulation of settlement and such other documentation as may be required to obtain court approval of the settlement and dismissal of the lawsuit (the “Settlement Documents”). The consummation of the settlement is subject to: (a) the drafting and execution of the Settlement Documents; (b) the completion by the plaintiff of confirmatory discovery in the lawsuit reasonably satisfactory to plaintiff’s counsel; and (c) a court order approving the settlement in accordance with the terms of the Settlement Documents and that such order is finally affirmed on appeal or is no longer subject to appeal and dismissal of the lawsuit in its entirety with prejudice and without awarding costs to any party (except for attorneys’ fees, costs and expenses to be awarded to plaintiff’s counsel subject to approval by the court as provided in the MOU). To date, the parties have not engaged in negotiating the Settlement Documents, plaintiff’s counsel has not engaged in confirmatory discovery, and court approval of the settlement has not been sought, and, after discussions between the parties regarding whether to proceed with the MOU, the plaintiff has agreed to an indefinite stay of the Babus lawsuit.

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

At a hearing in June 2007, the plaintiffs in the Delaware shareholder litigation withdrew their motion to intervene in the Babus lawsuit, and counsel for Maxine Babus produced a stipulation substituting Mrs. Babus’ son as plaintiff in place of his deceased mother. The court ruled that it would so order the substitution contingent upon Mr. Babus filing ancillary proceedings in New York, which filing was made in August 2007.

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

In the amended and consolidated complaint, Highland has brought class claims alleging, among other things, that, in connection with the Securities Purchase Agreement pursuant to which the Company sold $300 million of preferred stock to the MHR Funds, MHR and the individual defendants breached their fiduciary duties in negotiating and approving the Securities Purchase Agreement, MHR and the individual defendants breached their fiduciary duties by failing to terminate and re-negotiate the Securities Purchase Agreement after it was announced, the individual defendants committed an ultra vires abdication of their statutory authority, MHR and the individual defendants breached their fiduciary duty of disclosure by stating publicly that they would seek to renegotiate the Securities Purchase Agreement after it was announced or to obtain an alternative and instead proceeding with the Securities Purchase Agreement, and MHR aided and abetted the individual defendants in their breach of fiduciary duty. Highland is seeking, among other things, rescission of the preferred stock transaction, imposition of a constructive trust on any profits MHR earned through the transaction, to compel MHR to distribute a portion of the preferred stock or resulting shares into which the preferred stock converts to the class, to invalidate a portion of the preferred stock or resulting shares into which the preferred stock converts, imposition of a permanent injunction on MHR’s right to convert the preferred stock or to exercise the voting power conferred by the preferred stock or the shares into which it converts, an award of damages to the class in an amount to be determined at trial, an award of pre-judgment and post-judgment interest and an award of costs and disbursements, including reasonable attorneys’ fees and experts’ fees.

Discovery in the consolidated action has commenced, and a trial has been set for March 2008.

In addition, the Company has received requests for indemnification and advancement of expenses from certain of its directors under their indemnification agreements with the Company for any losses or costs they may incur as a result of the In re: Loral Space and Communications Inc. Consolidated Litigation lawsuit.

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

In addition, two insurers under Old Loral’s directors and officers liability insurance policies have denied coverage with respect to the case titled In re: Loral Space ERISA Litigation, each claiming that coverage should be provided under the other’s policy. In December 2004, one of the defendants in that case filed a lawsuit in the United States District Court for the Southern District of New York seeking a declaratory judgment as to his right to receive coverage under the policies. In March 2005, the insurers filed answers to the complaint and one of the insurers filed a cross claim against the other insurer which such insurer answered in April 2005. In August and October 2005, each of the two potentially

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

responsible insurers moved separately for judgment on the pleadings, seeking a court ruling absolving it of liability to provide coverage of the ERISA action. In March 2006, the court granted the motion of one of the insurers and denied the motion of the other insurer. Discovery with regard to defenses to coverage asserted by the potentially responsible insurer has ended, and the defendant insurer has moved for summary judgment. This motion was denied by the court in September 2007, and it is likely that the case will now proceed to trial. We believe, although no assurance can be given, that the liability of New Loral, if any, with respect to the In re: Loral Space ERISA Litigation case or with respect to the related insurance coverage litigation is limited solely to the Direct Indemnity Liability and the D&O Claims as described above under “Indemnification Claims” and, to the extent that any award is ultimately granted to the plaintiffs in this action, to distributions under the Plan of Reorganization as described above.

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

In addition, the primary insurer under the directors and officers liability insurance policy of Old Loral has denied coverage under the policy for the In re: Loral Space & Communications Ltd. Securities Litigation case and, on March 24, 2003, filed a lawsuit in the Supreme Court of New York County seeking a declaratory judgment upholding its coverage position. In May 2003, Old Loral and the other defendants served an answer and filed counterclaims seeking a declaration that the insurer is obligated to provide coverage and damages for breach of contract and the implied covenant of good faith. In May 2003, Old Loral and the other defendants also filed a third party complaint against the excess insurers seeking a declaration that they are obligated to provide coverage. In April 2006, the primary insurer suggested that it may wish to reactivate this litigation. We believe that the insurers have wrongfully denied coverage and, although no assurance can be given, that the liability of New Loral, if any, with respect to the In re: Loral Space & Communications Ltd. Securities Litigation case or with respect to the related insurance coverage litigation is limited solely to the Direct Indemnity Liability and the D&O Claims as described above under “Indemnification Claims.”

Reorganization Matters

In connection with our Plan of Reorganization, certain claims have been filed against Old Loral and its Debtor Subsidiaries, the validity or amount of which we dispute. We are in the process of resolving these disputed claims, which may involve litigation in the Bankruptcy Court. To the extent any disputed claims become allowed claims, the claimants would be entitled to distributions under the Plan of Reorganization based upon the amount of the allowed claim, payable either in cash for claims against SS/L or Loral SpaceCom or in New Loral common stock for all other claims. We have accrued only the amount we believe is valid for disputed claims payable in cash, although there can be no assurance that this amount will be sufficient to cover all such claims that ultimately become allowed claims. The remaining claims from the Plan of Reorganization payable in cash and the expenses associated with completing the reorganization activity aggregate approximately $110,000 at September 30, 2007. As of September 30, 2007, we reserved approximately 107,000 of the 20 million shares of New Loral common stock distributable under the Plan of Reorganization for disputed claims that may ultimately be payable in common stock. To the extent that disputed claims do not become allowed claims, shares held in reserve on account of such claims will be distributed pursuant to the Plan of Reorganization pro rata to claimants with allowed claims.

Confirmation of our Plan of Reorganization was opposed by the Official Committee of Equity Security Holders (the “Equity Committee”) appointed in the Chapter 11 Cases and by the self-styled Loral Stockholders Protective Committee (“LSPC”). Shortly before the hearing to consider confirmation of the Plan of Reorganization,

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Equity Committee also filed a motion seeking authority to prosecute an action on behalf of the estates of Old Loral and its Debtor Subsidiaries seeking to unwind as fraudulent, a guarantee provided by Old Loral in 2001, of certain indebtedness of Loral Orion, Inc. (the “Motion to Prosecute”). By separate Orders dated August 1, 2005, the Bankruptcy Court confirmed the Plan of Reorganization (the “Confirmation Order”) and denied the Motion to Prosecute (the “Denial Order”). On or about August 10, 2005, the LSPC appealed (the “Confirmation Appeal”) to the United States District Court for the Southern District of New York (the “District Court”) the Confirmation Order and the Denial Order. On February 3, 2006, we filed with the District Court a motion to dismiss the Confirmation Appeal. On May 26, 2006, the District Court granted our motion to dismiss the Confirmation Appeal. The LSPC subsequently filed a motion for reconsideration of such dismissal, which the District Court denied on June 14, 2006 (the “Reconsideration Order”). On or about July 12, 2006, a person purportedly affiliated with the LSPC appealed the dismissal of the Confirmation Appeal and the Reconsideration Order to the United States Court of Appeals for the Second Circuit. (the “Second Circuit Confirmation Appeal”). The Second Circuit Confirmation Appeal is currently fully briefed and is scheduled for a hearing at the end of November 2007.

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

13.	Income (Loss) Per Share

A reconciliation of basic and diluted income (loss) per share is presented below (in thousands, expect per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Basic:
Net income (loss) applicable to common shareholders	$19,988	$1,186	$(9,344)	$(26,050)

Weighted average common shares outstanding	20,103	20,000	20,071	20,000

Basic income (loss) per share	$0.99	$0.06	$(0.47)	$(1.30)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Diluted:
Net income (loss) applicable to common shareholders	$19,988	$1,186	$(9,344)	$(26,050)
Plus:
Dividends on Loral Series A-1 Preferred Stock	800	—	—	—
Beneficial conversion feature related to dividends on Loral Series A-1 Preferred
Stock	171	—	—	—

Net income (loss) for diluted	$20,959	$1,186	$(9,344)	$(26,050)

Common and potential common shares:
Weighted average common shares outstanding	20,103	20,000	20,071	20,000
Assumed exercise of stock options	361	—	—	—
Assumed conversion of Loral Series A-1 Preferred Stock	1,417	—	—	—

Common and potential common shares	21,881	20,000	20,071	20,000

Diluted income (loss) per share	$0.96	$0.06	$(0.47)	$(1.30)

The assumed exercise of stock options and unvested restricted stock awards are not included in the calculation of diluted income (loss) per share for the three months ended September 30, 2006 and the nine months ended September 30, 2007 and 2006, because their effect would have been antidilutive. Additionally, the Loral Series-1 Preferred Stock, issued February 27, 2007, was not included in the calculation of diluted income (loss) per share for the nine months ended September 30, 2007, because their effect would have been antidilutive. As of September 30, 2007, there were 2,187,452 stock options outstanding, 154,043 shares of unvested restricted stock and the Loral Series A-1 Preferred Stock was convertible into 1,418,140 shares of common stock (the exercise price of all options outstanding are below the market price as of September 30, 2007). As of September 30, 2007, the 881,353 outstanding shares of Loral Series B-1 Preferred Stock are not convertible into common stock.

14.	Segments

Up to the closing of the Telesat Canada transaction, we were organized into two operating segments: Satellite Manufacturing and Satellite Services (see Note 1). We use Adjusted EBITDA to evaluate operating performance of our segments, to allocate resources and capital to such segments, to measure performance for incentive compensation programs, and to evaluate future growth opportunities.

The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” In evaluating financial performance, we use revenues and operating income (loss) before depreciation and amortization (including stock based compensation), and reorganization expenses due to bankruptcy (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before: reorganization expenses due to bankruptcy; gain on discharge of pre-petition obligations and fresh-start adjustments; gain (loss) on investments; unrealized gain of foreign exchange contracts; other income (expense); loss on extinguishment of debt; equity in net income (losses) of affiliates; and minority interest, net of tax.

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

Intersegment revenues primarily consists of satellites under construction by Satellite Manufacturing for Satellite Services and the leasing of transponder capacity by Satellite Manufacturing from Satellite Services. Summarized financial information concerning the reportable segments is as follows (in millions):

Three Months Ended September 30, 2007

	Satellite	Satellite
	Manufacturing	Services	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$194.9	$40.7		$235.6
Intersegment revenues	12.4	0.7		13.1

Operating segment revenues	$207.3	$41.4		248.7

Eliminations(3)				(13.1)

Operating revenues as reported				$235.6

Segment Adjusted EBITDA before eliminations	$12.8	$20.5	$(6.7)	$26.6

Eliminations(3)				(2.0)

Adjusted EBITDA				24.6
Depreciation and amortization(4)	$(9.8)	$(13.2)	$(1.5)	(24.5)

Operating income				0.1
Interest and investment income				10.5
Interest expense(5)				4.0
Unrealized gain on foreign exchange contracts				56.7
Other income(6)				3.3
Loss on extinguishment of debt				(16.2)
Income tax provision				(23.1)
Equity loss in affiliates				(2.3)
Minority Interest				(7.1)

Net income				$25.9

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended September 30, 2007

	Satellite	Satellite
	Manufacturing	Services	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$573.9	$108.2		$682.1
Intersegment revenues	44.1	2.1		46.2

Operating segment revenues	$618.0	$110.3		728.3

Eliminations(3)				(46.1)

Operating revenues as reported				$682.2

Segment Adjusted EBITDA before eliminations	$33.0	$46.1	$(23.8)	$55.3

Eliminations(3)				(5.6)

Adjusted EBITDA				49.7
Depreciation and amortization(4)	$(26.0)	$(39.4)	$(11.1)	(76.5)

Operating loss				(26.8)
Interest and investment income				27.7
Interest expense(5)				(1.0)
Unrealized gain on foreign exchange contracts				122.1
Other income(6)				3.6
Loss on extinguishment of debt				(16.2)
Income tax provision				(54.9)
Equity loss in affiliates				(4.3)
Minority Interest				(20.5)

Net income				$29.7

Other Data:
Total assets(7)	$923.0	$824.1	$299.7	$2,046.8

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended September 30, 2006

	Satellite	Satellite
	Manufacturing	Services	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$175.2	$51.5		$226.7
Intersegment revenues	15.8	0.7		16.5

Operating segment revenues	$191.0	$52.2		243.2

Eliminations(3)				(16.4)

Operating revenues as reported				$226.8

Segment Adjusted EBITDA before eliminations	$15.9	$28.0	$(7.7)	$36.2

Eliminations(3)				(0.1)

Adjusted EBITDA				36.1
Depreciation and amortization	$(6.6)	$(11.4)	$(0.6)	(18.6)

Operating income				17.5
Interest and investment income				6.9
Interest expense				(8.0)
Other income				0.1
Income tax provision				(6.3)
Equity loss in affiliates				(2.6)
Minority Interest				(6.4)

Net income				$1.2

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nine Months Ended September 30, 2006

	Satellite	Satellite
	Manufacturing	Services	Corporate(1)	Total

Revenues and Adjusted EBITDA:
Revenues(2)	$467.5	$124.1		$591.6
Intersegment revenues	26.1	2.2		28.3

Operating segment revenues	$493.6	$126.3		619.9

Eliminations(3)				(28.2)

Operating revenues as reported				$591.7

Segment Adjusted EBITDA before eliminations	$33.4	$54.8	$(21.9)	$66.3

Eliminations(3)				(2.5)

Adjusted EBITDA				63.8
Depreciation and amortization	$(18.2)	$(33.2)	$(1.6)	(53.0)

Operating loss from continuing operations				10.8
Interest and investment income				16.4
Interest expense				(18.7)
Other income				1.0
Income tax provision				(11.4)
Equity loss in affiliates				(5.9)
Minority Interest				(18.3)

Net loss				$(26.1)

Other Data:
Total assets(7)	$966.5	$702.6	$54.1	$1,723.2

(1)	Represents corporate expenses incurred in support of our operations and continuing expenses related to the remaining bankruptcy matters.

(2)	Includes revenues from affiliates of nil and $3.1 million for the three months ended September 30, 2007 and 2006, respectively, and $0.4 million and $11.5 million for the nine months ended September 30, 2007 and 2006, respectively.

(3)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA, primarily for satellites under construction by SS/L for Satellite Services.

(4)	Includes non-cash stock based compensation of $1.9 million and $12.2 million for the three and nine months ended September 30, 2007, respectively, as a result of shareholder approval of the Stock Incentive Plan amendments on May 22, 2007 (see Note 11).

(5)	Interest expense for the three and nine months ended September 30, 2007, includes a reduction of $5.5 million resulting from the reduction of the liability for warranty reserves.

(6)	Includes the recognition of a $3.6 million deferred gain realized in connection with a sale of an orbital slot in 2006. Other income also includes gains and (losses) on other foreign currency transactions.

(7)	Amounts are presented after the elimination of intercompany profit. Total assets include $214.2 million and $52.1 million of goodwill for Satellite Manufacturing and Satellite Services, respectively, as of September 30, 2007.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Related Party Transactions

Transactions with Affiliates

XTAR

As described in Note 8, we own 56% of XTAR, a joint venture between us and Hisdesat and account for our investment in XTAR under the equity method of accounting.

We constructed XTAR’s satellite, which was successfully launched in February 2005. Loral Skynet provides certain services to XTAR on an ongoing basis. The effects of these transactions on our financial statement line items are summarized in Note 8.

In the nine months ended September 30, 2007, we recognized $3.0 million of equity income in affiliates which was primarily attributable to a cash distribution from one of our Globalstar investment partnerships.

MHR

Three of the managing principals of MHR are members of Loral’s board of directors and MHR has the right, which it has not exercised, to nominate one additional member to Loral’s Board. Various funds affiliated with MHR hold, as of September 30, 2007 and December 31, 2006, approximately 35.5% and 35.8%, respectively, of the outstanding common stock of Loral and $90.9 million (38.3%) and $81.1 million (37.9%), respectively, of the Loral Skynet Preferred Stock, which Loral Skynet Preferred Stock was redeemed on November 5, 2007. As of December 31, 2006, various funds affiliated with MHR held approximately $56.2 million (44.6%) of the Loral Skynet Notes, which were redeemed on September 5, 2007. As of September 30, 2007, various funds affiliated with MHR also hold all issued and outstanding shares of Loral Series-1 Preferred Stock (issued in February 2007, see Note 11) which, if converted to common stock, would represent, when taken together with holdings by MHR or its affiliated funds of common stock of Loral at such time, approximately 57.1% of the common stock of Loral. However, the terms of the preferred stock are designed so that, prior to certain change of control events of Loral, any shares of common stock issuable to MHR or its affiliated funds upon conversion of such preferred stock, when taken together with holdings by MHR or its affiliated funds of common stock of Loral at such time, will not represent more than 39.999% of the aggregate voting power of the securities of Loral. Information on dividends and interest paid to the funds affiliated with MHR, with respect to their holdings of the Loral Skynet Preferred Stock, Loral Skynet Notes and Loral Series-1 Preferred Stock for the three and nine months ended September 30, 2007 and 2006, is as follows ($ in millions, except share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Loral Skynet Preferred Stock	2007	2006	2007	2006

Dividends paid in cash	$0.5	$0.5	$1.2	$0.5
Dividends paid in the form of additional shares
— Number of shares	23,399	27,011	44,539	27,011
— Amount	$4.7	$5.4	$8.9	$5.4
Loral Skynet Notes
Interest payments on Loral Skynet Notes	$5.0	$5.1	9.0	5.1
Redemption premium on Loral Skynet Notes	$5.6	$—	$5.6	$—
Loral Series-1 Preferred Stock
Dividends paid in cash	$—	$—	$—	$—
Dividends paid in the form of additional shares
— Number of shares	18,829	—	28,155	—
— Amount	$5.7	$—	$8.5	$—

In connection with the Loral Series-1 Preferred Stock financing, we paid MHR $6.75 million for a placement fee and $4.4 million for legal and financial advisory fees and out-of-pocket expenses incurred by MHR during the nine months ended September 30, 2007. We also paid MHR $578,000 in legal fees and out-of-pocket expenses incurred by MHR during the nine months ended September 30, 2006.

16.	Subsequent Events

On November 5, 2007, all 1,187,997 issued and outstanding shares of Series A 12% Loral Skynet Preferred Stock were redeemed by Loral Skynet. The redemption was conducted pursuant to the terms of the Restated Certificate of Incorporation of Loral Skynet, and the aggregate redemption price paid for the Loral Skynet Preferred Stock was $246.4 million, which included accrued and unpaid dividends to November 5, 2007 in the amount of $8.8 million.

The Loral Skynet currency basis swap and the forward foreign currency contracts were transferred to Acquireco on October 23, 2007. Loral Skynet realized a gain of $5.7 million on the currency basis swap and $122.6 million on the forward foreign currency contracts. Acquireco accelerated settlement of the contracts from December 17, 2007 to the Telesat Canada transaction closing date of October 31, 2007.

On October 31, 2007, Loral and its Canadian partner, PSP, completed the acquisition of Telesat Canada for CAD 3.25 billion. Loral holds a 64% economic interest and a 33 1/3% voting interest in New Telesat (see Notes 6 and 12 to the financial statements). In connection with the Telesat Canada transaction, Loral transferred substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada and expended net cash of approximately $178 million, subject to final purchase price adjustments between Loral and PSP. We will account for our investment in New Telesat under the equity method of accounting.

Summary balance sheet information for the assets and liabilities of Loral Skynet as of September 30, 2007 transferred in connection with the Telesat Canada transaction is presented below (in thousands):

September 30, 2007

Foreign currency contracts	$116,395
Other current assets	60,692

Total current assets	177,087
Property, plant and equipment, net	438,951
Goodwill	52,080
Intangible assets, net	51,112
Other assets	2,970

Total assets	$722,200

Short-term debt	$141,050
Other current liabilities	28,191

Total current liabilities	169,241
Long-term liabilities	53,310

Total liabilities	222,551
Minority interest	237,599
Parent company investment	262,050

Total liabilities and shareholder’s equity	$722,200

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On October 31, 2007, Loral and its Canadian partner, Public Sector Pension Investment Board (“PSP”), through a newly formed joint venture, completed the acquisition of Telesat Canada. In connection with this acquisition, Loral transferred substantially all of the assets and related liabilities of Loral Skynet Corporation (“Loral Skynet”) to Telesat Canada. Loral holds a 64% economic interest and a 33 1/3% voting interest in the resulting new entity (“New Telesat”) (see Notes 6, 12 and 16 to the financial statements). References to Loral Skynet with respect to periods prior to the closing of this transaction are references to the subsidiary of Loral and with respect to the period commencing on and after the closing of this transaction are, if related to the fixed satellite services business, references to the Loral Skynet operations within New Telesat. We refer to the acquisition of Telesat Canada and the related transfer of the Loral Skynet assets to Telesat Canada as the Telesat Canada transaction.

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

Overview

Businesses

Loral is a leading satellite communications company and, up to the closing of the Telesat Canada transaction (see Note 16 to the financial statements) was organized into two operating segments: Satellite Manufacturing and Satellite Services.

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

While its requirement for ongoing capital investment to maintain its current capacity is relatively low, SS/L has commenced a capacity expansion program that will increase manufacturing capacity to up to nine satellite awards per year and enable greater in-house manufacturing of RF components and subassemblies. This expansion, which will require total incremental capital expenditures of approximately $40 million, should be completed over the next one to two years through optimization and expansion of existing facilities and equipment and leasing of third party offsite capacity.

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

Satellite Services

Our subsidiary until the closing of the Telesat Canada transaction, Loral Skynet, operates a global fixed satellite services business. Loral Skynet leases transponder capacity to commercial and governmental customers for video distribution and broadcasting, high-speed data distribution, Internet access and communications, as well as provides managed network services to customers using a hybrid satellite and ground-based system. Loral Skynet has four in-orbit satellites and has one satellite under construction at SS/L. It also provides professional services to other satellite operators such as fleet operating services. While it competes with fiber optic cable and other terrestrial delivery systems, primarily for point-to-point applications, Loral Skynet has been able to combine the inherent advantages of each technology to provide its customers with complete end-to-end services. Since FSS satellites remain in a fixed point above the earth’s equator and can provide service to wide geographic regions, they provide inherent advantages over terrestrial systems for certain applications, such as broadcast or point-to-multipoint transmission of video and broadband data. A satellite offers instant infrastructure. It can cover large geographic areas, sometimes entire hemispheres, and can not only provide services to populated areas, but also can better serve areas with inadequate terrestrial infrastructures, low-density populations or difficult geographic terrain.

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

Competition in the satellite services market has been intense in recent years due to a number of factors, including transponder over-capacity in certain geographic regions and increased competition from fiber. This competition puts pressure on prices, depending on market conditions in various geographic regions and frequency bands. A stronger economy and an increase in capital available for expanded consumer and enterprise-level services have more recently led to an improvement in demand in certain markets. Much of Loral Skynet’s currently unleased capacity, however, is over geographic regions where the market is characterized by excess capacity, coupled with weak demand, or where regulatory obstacles are such that Loral Skynet finds itself at a competitive disadvantage as compared to local operators.

On December 16, 2006, a joint venture formed by Loral and its Canadian partner, PSP, entered into a definitive agreement with BCE Inc. to acquire 100 percent of the stock of Telesat Canada and certain other assets from BCE Inc. for CAD 3.25 billion (approximately $3.28 billion based on an exchange rate of $1.00/CAD 0.9923 at September 30, 2007). In connection with this acquisition on October 31, 2007, Loral expended on a net basis approximately $178 million in cash, primarily to fund the redemption of the Loral Skynet Preferred Stock, and contributed substantially all of Loral Skynet’s assets to Telesat Canada’s business. Loral holds a 64% economic interest and a 33 1/3% voting interest in the ultimate parent company of New Telesat, which will hold both Telesat Canada and the Loral Skynet assets. See the “Telesat Canada Transaction” in Note 12 and Note 16 to the financial statements.

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

Future Outlook

Critical success factors for SS/L include maintaining our reputation for reliability, quality and superior customer service. These factors are vital to securing new customers and retaining current ones. At the same time, we must continue to contain costs and maximize efficiencies. SS/L is focused on increasing bookings and backlog, while maintaining the cost efficiencies and process improvements realized over the past several years. In addition, SS/L must continue to align its direct workforce with the level of awards. In order to complete construction of all the satellites in backlog and to accommodate long-term growth, SS/L will need, and is hiring additional staff. Long-term growth at SS/L will also require expanded facilities, and working capital requirements, primarily for the orbital component of the satellite contract which is payable to SS/L over the life of the satellite.

As a result of the closing of the Telesat Canada transaction, Loral holds a 64% economic interest and a 33 1/3% voting interest in the world’s fourth largest satellite operator with approximately US$5.2 billion of backlog. The integration of Loral Skynet’s and Telesat Canada’s operations including the combined satellite fleet of New Telesat, comprised of 12 in-orbit satellites and three satellites under construction, of which two are 100% leased, offers customers expanded satellite and terrestrial coverage and continues to offer superior customer service. We believe that this transaction will allow New Telesat to compete more effectively in the FSS industry than either Loral Skynet or Telesat Canada would have without the benefit of the Telesat Canada transaction.

New Telesat is focused on implementing the integration of Loral Skynet’s and Telesat Canada’s operations and capturing opportunities for cost reductions while managing New Telesat’s ongoing operations. The combination of Loral Skynet and Telesat Canada provides the opportunity for New Telesat to benefit from synergies where redundancies exist. These areas include overhead and support functions, space segment facilities and ground segment facilities. New Telesat anticipates annual cost savings of approximately CAD 58 million, subject to exchange rate fluctuations and expects that approximately 60% of such cost savings will be achieved over the first nine months following the close of the transaction and that they will be substantially implemented after 18 months. New Telesat estimates that it will incur one-time expenditures of approximately CAD 35 million, subject to exchange rate fluctuations, to implement these savings.

We regularly explore and evaluate possible strategic transactions and alliances. We also periodically engage in discussions with satellite service providers, satellite manufacturers and others regarding such matters, which may include joint ventures and strategic relationships as well as business combinations or the acquisition or disposition of assets. In order to pursue certain of these opportunities, we would require additional funds. There can be no assurance that we will enter into any strategic transactions or alliances and, if so, on what terms or that we will be able to obtain any necessary financing on favorable terms, if at all.

In connection with the Telesat Canada transaction, Loral has agreed that, subject to certain exceptions described in the shareholders agreement relating to New Telesat, for so long as Loral has an interest in New Telesat, it will not compete in the business of leasing, selling or otherwise furnishing fixed satellite service, broadcast satellite service or audio and video broadcast direct to home service using transponder capacity in the C-band, Ku-band and Ka-band (including in each case extended band) frequencies and the business of providing end-to-end data solutions on networks comprised of earth terminals, space segment, and, where appropriate, networking hubs.

Consolidated Operating Results

See Critical Accounting Matters in our latest Annual Report on Form 10-K filed with the SEC and Note 3 to the financial statements.

Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the nine months ended September 30, 2007, except for the treatment of tax contingency accruals.

Effective January 1, 2007, we began to measure and record tax contingency accruals in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). The expanded disclosure requirements of FIN 48 are presented in Note 3 to the financial statements

FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. FIN 48 also provides guidance on accounting for de-recognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes.

Prior to January 1, 2007, our policy was to maintain tax contingency liabilities for potential audit issues. The tax contingency liabilities were based on our estimate of the probable amount of additional taxes that may be due in the future. Any additional taxes due would be determined only upon completion of current and future federal, state and international tax audits.

Consolidated Operating Results — The following discussion of revenues and Adjusted EBITDA (see Note 14 to the financial statements) reflects the results of our operating business segments for the three and nine months ended September 30, 2007 and 2006. The balance of the discussion relates to our consolidated results, unless otherwise noted.

The common definition of EBITDA is “Earnings Before Interest, Taxes, Depreciation and Amortization.” In evaluating financial performance, we use revenues and operating income (loss) before depreciation and amortization (including stock based compensation) and reorganization expenses due to bankruptcy (“Adjusted EBITDA”) as the measure of a segment’s profit or loss. Adjusted EBITDA is equivalent to the common definition of EBITDA before: reorganization expenses due to bankruptcy; gain on discharge of pre-petition obligations and fresh-start adjustments; gain (loss) on investments; unrealized gain on foreign exchange contracts; other income (expense); loss on extinguishment of debt; equity income (loss) in affiliates; and minority interest, net of tax.

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

Revenues:

			Nine Months
	Three Months Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In millions)		(In millions)

Satellite Manufacturing	$207.3	$191.0	$618.0	$493.6
Satellite Services	41.4	52.2	110.3	126.3

Segment revenues	248.7	243.2	728.3	619.9
Eliminations(1)	(13.1)	(16.4)	(46.1)	(28.2)

Revenues as reported(2)	$235.6	$226.8	$682.2	$591.7

Adjusted EBITDA:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In millions)		(In millions)

Satellite Manufacturing	$12.8	$15.9	$33.0	$33.4
Satellite Services	20.5	28.0	46.1	54.8
Corporate expenses(3)	(6.7)	(7.7)	(23.8)	(21.9)

Segment Adjusted EBITDA before eliminations	26.6	36.2	55.3	66.3
Eliminations(1)	(2.0)	(0.1)	(5.6)	(2.5)

Adjusted EBITDA	$24.6	$36.1	$49.7	$63.8

Reconciliation of Adjusted EBITDA to Net Income (Loss):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In millions)		(In millions)

Adjusted EBITDA	$24.6	$36.1	$49.7	$63.8
Depreciation and amortization(4)	(24.5)	(18.6)	(76.5)	(53.0)

Operating income (loss)	0.1	17.5	(26.8)	10.8
Interest and investment income	10.5	6.9	27.7	16.4
Interest expense(5)	4.0	(8.0)	(1.0)	(18.7)
Unrealized gain on foreign exchange contracts (marked to market)	56.7	—	122.1	—
Other income(6)	3.3	0.1	3.6	1.0
Loss on extinguishment of debt	(16.2)	—	(16.2)	—
Income tax provision	(23.1)	(6.3)	(54.9)	(11.4)
Equity in net loss of affiliates	(2.3)	(2.6)	(4.3)	(5.9)
Minority interest	(7.1)	(6.4)	(20.5)	(18.3)

Net income (loss)	$25.9	$1.2	$29.7	$(26.1)

(1)	Represents the elimination of intercompany sales and intercompany Adjusted EBITDA for satellites under construction by SS/L for Satellite Services and for Satellite Services leasing transponder capacity to SS/L.

(2)	Includes revenues from affiliates of nil and $3.1 million for the three months ended September 30, 2007 and 2006, respectively, and $0.4 million and $11.5 million for the nine months ended September 30, 2007 and 2006, respectively.

(3)	Represents corporate expenses incurred in support of our operations and continuing expenses related to the remaining bankruptcy matters.

(4)	Includes non-cash stock based compensation of $1.9 million and $12.2 million for the three and nine months ended September 30, 2007, respectively, as a result of shareholder approval of the Stock Incentive Plan amendments on May 22, 2007 (see Note 11 to the financial statements).

(5)	Interest expense for the three and nine months ended September 30, 2007, includes a reduction of $5.5 million resulting from the reduction of the liability for warranty reserves

(6)	Includes the recognition of a $3.6 million deferred gain realized in connection with a sale of an orbital slot in 2006. Other income also includes gains and (losses) on other foreign currency transactions.

Three Months Ended September 30, 2007 Compared With September 30, 2006

Revenues from Satellite Manufacturing

	Three Months
	Ended September 30,		% Increase/
	2007	2006	(Decrease)
	(In millions)

Revenues from Satellite Manufacturing	$207	$191	9%
Eliminations	(12)	(16)

Revenues from Satellite Manufacturing as reported	$195	$175	11%

Revenues from Satellite Manufacturing before eliminations increased by $16 million for the three months ended September 30, 2007 as compared to 2006, primarily as a result of increased revenues of $82 million from new satellite orders received in 2006 and the nine months ended September 30, 2007. This increase was partially offset by a reduction to revenues as a result of satellites completed and satellite programs nearing completion.

Eliminations consist primarily of revenues from the construction of Telstar 11N, a satellite under construction by SS/L for Satellite Services. As a result, revenues from Satellite Manufacturing as reported increased $20 million in 2007 as compared to 2006.

Revenues from Satellite Services

	Three Months Ended
	September 30,		% Increase/
	2007	2006	(Decrease)
	(In millions)

Revenues from Satellite Services	$41	$37	11%
Customer termination payment	—	15
Eliminations	(1)	(1)

Revenues from Satellite Services as reported	$40	$51	(21)%

Revenues from Satellite Services as reported decreased $11 million for the three months ended September 30, 2007 compared to 2006. This reduction is driven by reduced revenues of $15 million as a result of Boeing’s contract termination payment in 2006 and $3 million resulting from reduced revenue in 2007 due to Boeing’s discontinuation of service on our Estrela do Sul satellite in late 2006. These reductions were offset by higher utilization of $5 million including $1 million on the Satmex 6 transponders that were added to the fleet in the fourth quarter of 2006 and $2 million of increased usage of our Network Services products. Eliminations primarily consist of revenues from leasing transponder capacity to Satellite Manufacturing.

Cost of Satellite Manufacturing

	Three Months
	Ended September 30,		% Increase/
	2007	2006	(Decrease)
	(In millions)

Cost of Satellite Manufacturing includes:
Cost of Satellite Manufacturing before the following specific identified charges	$167	$148	13%
Accrued warranty obligations	(4)	7
Depreciation and amortization	10	7	48%

Total cost of Satellite Manufacturing as reported	$173	$162	7%

Cost of Satellite Manufacturing as a % of Satellite Manufacturing revenues as reported	89%	92%

Cost of Satellite Manufacturing as reported increased by $11 million for the three months ended September 30,2007 as compared to 2006. Cost of Satellite Manufacturing before specific identified charges shown above increased $19 million. The increase is primarily due to $18 million of increased costs resulting from additional revenue in the quarter and a $2 million write-off of construction in progress associated with the redirection of the capacity expansion project, offset by reduced costs of $1 million resulting from higher margins on certain programs currently under construction. Warranty expense was adjusted based upon a resolution of certain warranty obligations for less than previously estimated amounts. Depreciation and amortization expense increased by $3 million as a result of additional amortization of fair value adjustments in connection with the adoption of fresh-start accounting,

Cost of Satellite Services

	Three Months
	Ended September 30,		% Increase/
	2007	2006	(Decrease)
	(In millions)

Cost of Satellite Services includes:
Cost of Satellite Services before depreciation and amortization	$14	$14	(2)%
Depreciation and amortization	13	11	16%

Total cost of Satellite Services as reported	$27	$25	6%

Cost of Satellite Services as a % of Satellite Services revenues as reported	66%	49%

Cost of Satellite Services as reported increased $2 million for the three months ended September 30, 2007 as compared to 2006. This increase was primarily due to an increase of depreciation and amortization expense of $2 million in 2007 as compared to 2006, primarily resulting from the net effect of increased depreciation of $1 million due to accelerated depreciation on a satellite and the depreciation of Loral Skynet’s rights to four Satmex 6 transponders, which we acquired in November 2006 and reduced amortization of fair value credit adjustments of $1 million in connection with the adoption of fresh-start accounting.

Selling, General and Administrative Expenses

	Three Months
	Ended September 30,		% Increase/
	2007	2006	(Decrease)
	(In millions)

Selling, general and administrative expenses includes:
Selling, general and administrative expenses before specific charges	$33	$28	17%
Litigation costs	1	2
Stock based compensation	1	—
Continuing expenses related to remaining bankruptcy matters	—	1

Selling, general and administrative expenses	$35	$31	13%

% of revenues as reported	15%	14%

Selling, general and administrative expenses before specific charges increased by $5 million for the three months ended September 30, 2007 as compared to 2006. This was due primarily to an increase in research and development of $5 million and a $2 million increase in marketing and promotions at Satellite Manufacturing. Litigation costs were primarily for various shareholder suits (see Note 12 to the financial statements). The approval of stock option plan amendments at the stockholders meeting on May 22, 2007 resulted in a non-cash charge of $1 million for the three months ended September 30, 2007 (see Note 11 to the financial statements). Continuing expenses for bankruptcy related matters decreased $1 million as a result of minimal expenses incurred in the third quarter of 2007 as compared to 2006.

Interest and Investment Income

	Three Months
	Ended September 30,
	2007	2006
	(In millions)

Interest and Investment Income	$11	$7

Interest and investment income increased $4 million for the three months ended September 30, 2007 as compared to 2006. Interest income increased $2 million primarily due to an increase in cash and short-term investment balances due to the proceeds from the $300 million preferred stock financing completed February 27,

2007. Investment income also increased by $3 million due to the partial sale of our holdings in Globalstar Inc. These increases were offset by $1 million resulting from less interest earned on lower vendor financing balances.

Interest Expense

	Three Months
	Ended September 30,
	2007	2006
	(In millions)

Interest cost before capitalized interest	$(1)	$9
Capitalized interest	(3)	(1)

Interest expense	$(4)	$8

Interest cost before capitalized interest decreased by $10 million for the three months ended September 30, 2007 as compared to 2006, primarily due to a reduced interest expense of $9 million at SS/L resulting from the reduction of the liability for warranty reserves, based upon a resolution of certain warranty obligations for less than previously estimated amounts and lower interest expense at Loral Skynet of $1 million due to the early extinguishment of the Loral Skynet 14% Notes. Capitalized interest increased to $2 million due to higher construction in process balances primarily for the Telstar 11N satellite.

Unrealized Gain on Foreign Exchange Contracts

In the three months ended September 30, 2007, we recorded an unrealized mark to market gain of $57 million reflecting the change in the fair value of the currency swaps and the change in the fair value of the forward contracts entered into by Loral Skynet relating to the Telesat Canada transaction. The unrealized gain on these transactions as a result of marking these investments to market has been recognized in the statement of operations and avoided a corresponding increase in the US dollar purchase price equivalent that would have been paid to BCE for New Telesat (see Notes 6, 12 and 16 to the financial statements).

Loss on Extinguishment of Debt

Reflects a charge for the early extinguishment of the Loral Skynet 14% Notes, which is comprised of a $12.6 million redemption premium and a $3.6 million write-off of deferred financing costs.

Other Income

Other income increased $3 million, primarily due to the recognition of a $4 million deferred gain realized in 2007 in connection with the sale of an orbital slot in 2006. Other income also includes gains and (losses) on other foreign currency transactions.

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

The income tax provision was $23.1 million on pre-tax income of $58.4 million for the three months ended September 30, 2007 as compared to $6.3 million on pre-tax income of $16.5 million for 2006. The increase in our provision for 2007 is primarily attributable to a provision of $18.7 million on the additional income for the three months ended September 30, 2007, primarily with regard to the unrealized mark to market gain on the currency swaps and forward contracts entered into by Loral Skynet relating to the Telesat Canada transaction, and an additional valuation allowance in 2007 of $2.1 million required as a result of having reversed $2.1 million of deferred tax liabilities from accumulated other comprehensive income. These increases were partially offset by a reduced accrual for tax contingency reserves in 2007 (in accordance with FIN 48) of $1.0 million and lower foreign income taxes in 2007 of $3.1 million, primarily in Brazil as a result of the termination of a customer lease contract in late 2006. The provision on income for 2007 allowed us to realize $20.2 million of deferred tax benefits from Old Loral thereby creating an excess valuation allowance of $20.2 million that was reversed as a reduction to goodwill.

Equity Income (Loss) in Affiliates

	Three Months
	Ended September 30,
	2007	2006
	(In millions)

XTAR	$(2)	$(3)

The equity loss in XTAR represents our share of losses incurred.

Minority Interest

Minority interest increased $1 million for the three months ended September 30, 2007 as compared to 2006, primarily due to an increase in the number of outstanding shares of Loral Skynet preferred stock in 2007 resulting from dividends paid in kind during 2006 and 2007.

Nine Months Ended September, 2007 Compared With September 30, 2006

Revenues from Satellite Manufacturing

	Nine Months
	Ended September 30,		% Increase/
	2007	2006	(Decrease)
	(In millions)

Revenues from Satellite Manufacturing	$618	$494	25%
Eliminations	(44)	(26)	69%

Revenues from Satellite Manufacturing as reported	$574	$468	23%

Revenues from Satellite Manufacturing before eliminations increased by $124 million for the nine months ended September 30, 2007 as compared to 2006, primarily as a result of increased revenues of $280 million from new satellite orders received in 2006 and the nine months ended September 30, 2007. This increase was partially offset by a reduction to revenues as a result of satellites completed and satellite programs nearing completion. Eliminations consist primarily of revenues from the construction of Telstar 11N, a satellite under construction by SS/L for Satellite Services. As a result, revenues from Satellite Manufacturing as reported increased $106 million in 2007 as compared to 2006.

Revenues from Satellite Services

	Nine Months
	Ended September 30,		% Increase/
	2007	2006	(Decrease)
	(In millions)

Revenues from Satellite Services	$110	$111	(1)%
Customer termination payment	—	15
Eliminations	(2)	(2)	(7)%

Revenues from Satellite Services as reported	$108	$124	(13)%

Revenues from Satellite Services as reported decreased $16 million for the nine months ended September 30, 2007 compared to 2006. This reduction is driven by reduced revenues of $15 million as a result of Boeing’s contract termination payment in 2006 and $8 million resulting from reduced revenue in 2007 due to Boeing’s discontinuation of service on our Estrela do Sul satellite in late 2006, timing of cash revenue recognition of $3 million and reduced revenues of $4 million as a result of the restructuring of the Network Services business in late 2006. These reductions were offset by higher utilization of $11 million including $3 million on the Satmex 6 transponders that were added to the fleet in the fourth quarter of 2006 and $3 million of increased usage of our Network Services products. Eliminations primarily consist of revenues from leasing transponder capacity to Satellite Manufacturing.

Cost of Satellite Manufacturing

	Nine Months
	Ended September 30,		% Increase/
	2007	2006	(Decrease)
	(In millions)

Cost of Satellite Manufacturing includes:
Cost of Satellite Manufacturing before the following specific identified charges	$500	$400	25%
Accrued warranty obligations	(5)	8
Depreciation and amortization	26	18	43%

Total cost of Satellite Manufacturing as reported	$521	$426	22%

Cost of Satellite Manufacturing as a% of Satellite Manufacturing revenues as reported	91%	91%

Cost of Satellite Manufacturing as reported increased by $95 million for the nine months ended September 30, 2007 as compared to 2006. Cost of Satellite Manufacturing before specific identified charges shown above increased $100 million. The increase is primarily due to $96 million of increased costs resulting from additional revenue in 2007, increased costs of $2 million resulting from lower margins on certain programs currently under construction and a $2 million write-off of construction in progress associated with the redirection of the capacity expansion project. Warranty expense was adjusted based upon a resolution of certain warranty obligations for less than previously estimated amounts. Depreciation and amortization expense increased by $7 million as a result of additional amortization of fair value adjustments in connection with the adoption of fresh start accounting and $1 million from amortization of restricted stock units awarded during the year.

Cost of Satellite Services

	Nine Months
	Ended September 30,		% Increase/
	2007	2006	(Decrease)
	(In millions)

Cost of Satellite Services includes:
Cost of Satellite Services before depreciation and amortization	$38	$40	(4)%
Depreciation and amortization	39	33	19%

Total cost of Satellite Services as reported	$77	$73	7%

Cost of Satellite Services as a% of Satellite Services revenues as reported	72%	59%

Cost of Satellite Services as reported increased $4 million for the nine months ended September 30, 2007 as compared to 2006. This increase was primarily due to an increase of depreciation and amortization expense of $6 million in 2007 as compared to 2006, primarily resulting from the net effect of increased depreciation of $3 million due to accelerated depreciation on a satellite and the depreciation of Loral Skynet’s rights to four Satmex 6 transponders, which we acquired in November 2006 and reduced amortization of fair value credit adjustments of

$3 million in connection with the adoption of fresh-start accounting. These increases were offset by a $2 million reduction in personnel costs due to reduced headcount.

Selling, General and Administrative Expenses

	Nine Months
	Ended September 30,		% Increase/
	2007	2006	(Decrease)
	(In millions)

Selling, general and administrative expenses includes:
Selling, general and administrative expenses before specific charges	$92	$83	10%
Litigation costs	8	2
Stock based compensation	11	2
Continuing expenses related to remaining bankruptcy matters	—	4

Selling, general and administrative expenses	$111	$91	22%

% of revenues as reported	16%	15%

Selling, general and administrative expenses before specific charges increased by $9 million for the nine months ended September 30, 2007 as compared to 2006. This was due primarily to an increase in research and development of $10 million and marketing related expenses of $4 million at Satellite Manufacturing, offset by a decrease of $2 million in marketing related expenses and $1 million for reduced personnel and other costs at Satellite Services. Litigation costs were primarily for various shareholder suits (see Note 12 to the financial statements). The approval of stock option plan amendments at the stockholders meeting on May 22, 2007 resulted in non-cash stock based compensation charges of $9 million for the nine months ended September 30, 2007 (see Note 11 to the financial statements). Continuing expenses for bankruptcy related matters decreased $4 million as a result of minimal expenses incurred during the nine months ended September 30, 2007 as compared to 2006.

Interest and Investment Income

	Nine Months
	Ended September 30,
	2007	2006
	(In millions)

Interest and investment income	$28	$16

Interest and investment income increased $12 million for the nine months ended September 30, 2007 as compared to 2006. Interest income increased $7 million due to an increase in cash and short-term investment balances due to the proceeds from the $300 million preferred stock financing completed February 27, 2007 and an increase in short-term interest rates, $5 million due to the partial sale of our holdings in Globalstar Inc. and $1 million due to higher SS/L interest income on orbital incentives.

Interest Expense

	Nine Months
	Ended September 30,
	2007	2006
	(In millions)

Interest cost before capitalized interest	$10	$20
Capitalized interest	(9)	(1)

Interest expense	$1	$19

Interest cost before capitalized interest decreased $10 million for the nine months ended September 30, 2007 as compared to 2006, primarily due to a reduced interest expense of $9 million at SS/L resulting from the reduction of the liabilities for warranty reserves, based upon a resolution of certain warranty obligations for less than previously estimated amounts and lower interest expense at Loral Skynet of $1 million due to the early extinguishment of the Loral Skynet 14% Notes. Capitalized interest increased to $8 million due to higher construction in process balances primarily for the Telstar 11N satellite.

Unrealized Gain on Foreign Exchange Contracts

In the nine months ended September 30, 2007, we recorded an unrealized mark to market gain of $122 million reflecting the change in the fair value of the currency swaps and the change in the fair value of the forward contracts entered into by Loral Skynet relating to the Telesat Canada transaction. The unrealized gain on these transactions as a result of marking these investments to market has been recognized in the statement of operations and avoided a corresponding increase in the US dollar purchase price equivalent that would have been paid to BCE for New Telesat (see Notes 6, 12 and 16 to the financial statements).

Loss on Extinguishment of Debt

Reflects a charge for the early extinguishment of the Loral Skynet 14% Notes, which is comprised of a $12.6 million redemption premium and a $3.6 million write-off of deferred financing costs.

Other Income

Other income increased $3 million, primarily due to the recognition of a $4 million deferred gain realized in 2007 in connection with the sale of an orbital slot in 2006. Other income also includes gains and (losses) on other foreign currency transactions.

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

The income tax provision was $54.9 million on pre-tax income of $109.4 million for the nine months ended September 30, 2007 as compared to $11.4 million on pre-tax income of $9.6 million for 2006. The increase in our provision for 2007 is primarily attributable to a provision of $43.6 million on the additional income for the nine months ended September 30, 2007, primarily with regard to the unrealized mark to market gain on the currency swaps and forward contracts entered into by Loral Skynet relating to the Telesat Canada acquisition, and an additional valuation allowance in 2007 of $5.3 million required as a result of having reversed $5.3 million of deferred tax liabilities from accumulated other comprehensive income. These increases were partially offset by a reduced accrual for tax contingency reserves in 2007 (in accordance with FIN 48) of $1.5 million and lower foreign income taxes in 2007 of $3.8 million, primarily in Brazil as a result of the termination of a customer lease contract in late 2006. The provision on income for 2007 allowed us to realize $45.0 million of deferred tax benefits from Old Loral thereby creating an excess valuation allowance of $45.0 million that was reversed as a reduction to goodwill.

Equity Income (Loss) in Affiliates

	Nine Months Ended September 30,
	2007	2006
	(In millions)

XTAR	$(7)	$(6)
Globalstar	3	—

	$(4)	$(6)

The increase in equity loss in XTAR in 2007 represents our share of higher losses incurred by XTAR. During the nine months ended September 30, 2007, Loral received a cash distribution of $3 million from Globalstar de Mexico.

Minority Interest

Minority interest increased $2 million for the nine months ended September 30, 2007 as compared to 2006, primarily as a result of an increase in the number of outstanding shares of Loral Skynet preferred stock in 2007 as a result of dividends paid in kind during 2006 and 2007.

Backlog

Consolidated

Consolidated backlog was $1,498 million at September 30, 2007 and $1,347 million at December 31, 2006.

Satellite Manufacturing

As of September 30, 2007, backlog for SS/L was approximately $1,220 million, including intercompany backlog of approximately $73 million. Backlog at December 31, 2006 was $1,118 million, including intercompany backlog of $116 million.

Satellite Services

At September 30, 2007, Satellite Services’ backlog totaled approximately $358 million, including intercompany backlog of approximately $7 million. As of December 31, 2006, backlog was $355 million, including intercompany backlog of $10 million.

Liquidity and Capital Resources

Telesat Canada Transaction

On December 16, 2006, a joint venture formed by the Company and its Canadian partner, PSP, entered into a definitive agreement with BCE Inc. to acquire 100% of the stock of Telesat Canada and certain other assets for CAD 3.25 billion (approximately $3.28 billion based on an exchange rate of $1.00/CAD 0.9923 as of September 30, 2007). In connection with the acquisition, we agreed to contribute substantially all of the assets and related liabilities of Loral Skynet to Telesat Canada. On October 31, 2007, this transaction was completed and our net cash expended of approximately $178 million, primarily for the redemption of the Loral Skynet Preferred Stock, was funded from cash and short-term investments.

On the closing date, New Telesat borrowed a total of CAD 226.4 million and $2,665.0 million as follows: A) under its Senior Secured Credit Agreement i) CAD 26.4 million under its Revolving Loans Facility, ii) CAD 200.0 million under its Term Loan A Facility and iii) $1,755.0 million under its Term Loan B Facility; B) $692.8 million under its Senior Bridge Loan Agreement and C) $217.2 million under its Senior Subordinated Bridge Loan Agreement. In addition to the amounts borrowed, New Telesat has available CAD 126.6 million under its Revolving Loans Facility and $150.0 million of Term Loan B Facility to be used for capital expenditures. It is New Telesat’s intention to refinance the Bridge Facilities with unsecured notes within a year.

The Senior Secured Credit Facility loans bear interest at a choice of base floating rate options of Canadian Prime, Alternate Base Rate, Canadian BA Discount Rate or LIBOR, plus applicable margins ranging from 1.75% to 3.00% depending on the specific facility and the base rate selected. For the initial drawings the Canadian BA Discount Rate plus the applicable margin of 2.75% was chosen for the Canadian dollar secured loans and LIBOR plus the applicable margin of 3.00% was chosen for the U.S. dollar secured loans.

The interest rate per annum applicable to loans made under the Bridge Facilities is equal to the greater of (i) adjusted LIBOR for a three-month interest period plus an applicable margin percentage or (ii) for the Senior Bridge Facility 9.00%, and for the Senior Subordinated Bridge Facility 10.50%, but subject to a cap of 11.00% and 12.50% for the Senior and Senior Subordinated Bridge Facilities, respectively. The applicable margins are 3.62% for the Senior Bridge Facility and 5.12% for the Senior Subordinated Bridge Facility, which amounts will increase by an additional 1.00% at the end of the first six-month period after October 31, 2007 and shall further increase by an additional 0.50% at the end of the two subsequent three-month periods, at which time the Bridge Facilities mature. If New Telesat has not issued new debt to replace the Bridge Facilities by the time they mature, such Bridge Facilities convert into Senior, and Senior Subordinated Rollover Loans. The rate on the Senior and Senior Subordinated Rollover Loans will be 11.00% and 12.50%, respectively. Interest on the Bridge Facilities is subject to an additional Canadian withholding tax rate of generally 10% for holders of such facilities that do not reside in Canada.

Beginning on April 28, 2008 and ending on April 23, 2009, the Lead Arrangers of the Bridge Facilities, from time to time, after a road show and marketing period customary for similar offerings, can cause New Telesat to issue Permanent Securities in an amount sufficient to repay all outstanding amounts under the Bridge Facilities. The Permanent Securities shall have such form, term, yield, guarantees, covenants and default provisions and other terms as are customary for securities of this type issued by similarly situated issuers in light of the then prevailing market conditions and may be issued in one or more tranches, all as determined by the Lead Arrangers in their sole discretion; provided that the total weighted average interest rate on the applicable Permanent Securities shall not exceed 11.4%.

The maturity date of the Canadian Term Loans and the Revolving Loans is October 31, 2012. The maturity of the U.S. Term Loans is October 31, 2014. The maturity date of the interim bridge loans and the interim subordinated bridge loans under the Senior Bridge Facility and Senior Subordinated Bridge Facility is, in each case, October 31, 2008. The maturity date of the rollover loans under the Senior Bridge Facility is seven years from the maturity date of the interim bridge loans if such loans are converted to rollover loans under the Senior Bridge Facility. The maturity date of the rollover loans under the Senior Subordinated Bridge Facility is nine years from the maturity date of the interim subordinated bridge loans if such loans are converted to rollover loans under the Senior Subordinated Bridge Facility.

Loral Liquidity

After the closing of the Telesat Canada transaction, the Company had cash and short-term investments of approximately $315 million including restricted cash of approximately $25 million. In the fourth quarter of 2007 and the first quarter of 2008, the Company expects to make tax payments primarily relating to the Telesat Canada transaction totaling approximately $43 million. New Telesat is subject to covenants in its debt agreements restricting the payment of dividends until leverage reaches an agreed upon level. Accordingly, we do not expect to receive any dividend payments from New Telesat in the near term.

Over the next 12 months we expect to use substantially all of our existing cash, short-term investments and cash from operations to fund our working capital and capital expenditures required for our backlog and growth initiatives at SS/L and for tax payments. The Company currently has no debt or established lines of credit. Over the next 12 months, the Company expects to establish a standard revolving line of credit and other customary sources of debt financing based on our assets and cash flow.

The Company has an investment program that increases return while maintaining a conservative risk profile. The Company’s investment policy establishes conservative policies relating to and governing the investment of its surplus cash. The Company’s investment policy allows us to invest in commercial paper, money market funds and other similar short term investments but does not permit the Company to engage in speculative or leveraged transactions, nor does it permit the Company to hold or issue financial instruments for trading purposes. The investment policy was designed to preserve capital and safeguard principal, to meet all liquidity requirements of the Company and to provide a competitive rate of return. The investment policy addresses dealer qualifications, lists approved securities, establishes minimum acceptable credit ratings, sets concentration limits, defines a maturity structure, requires all firms to safe keep securities on our behalf, requires certain mandatory reporting activity and discusses review of the portfolio. The Company operates its investment program under the guidelines of its investment policy and continuously monitors its investments and policies. The Company believes that its policies and monitoring program mitigate the risks with regard to its current investments.

On February 27, 2007, Loral completed a $300 million preferred stock financing pursuant to the Securities Purchase Agreement entered into with MHR on October 17, 2006, as amended and restated on February 27, 2007 (the “Securities Purchase Agreement”). See Note 11 to the financial statements.

The price of Loral’s common stock on October 16, 2006, the day before we signed the Securities Purchase Agreement, was $26.92 and the conversion price was $30.1504. The price of Loral’s common stock on February 27, 2007, when the financing closed was $47.40. Because of the difference between the fair market value of the common stock on the date the financing closed, as compared to the conversion price, the Company is required to reflect a beneficial conversion feature of the Loral Series A-1 Preferred Stock as a component of its net income (loss) applicable to common shareholders for the three and nine months ended September 30, 2007. We will also reflect a beneficial conversion feature in a similar manner for the Series B-1 Preferred Stock, in the period in which shareholder approval of the creation of the new class of Class B-1 non-voting common stock is received. This beneficial conversion feature is recorded as an decrease to net income applicable to common shareholders and results in a reduction of both basic and diluted earnings per share results. Accordingly, in the three months ended March 31, 2007, we recorded an increase to net loss applicable to common shareholders of $24.5 million. In the period in which shareholder approval of the new class of Class B-1 non-voting common stock is received, we expect that our net income (loss) applicable to common shareholders will be reduced (increased), as applicable, by approximately $154 million reflecting the beneficial conversion feature (less discount, if any, for the class B-1 non-voting common stock because of its non-voting status). To the extent that dividends on the Loral Series-1 Preferred Stock are paid in additional shares of Loral Series A-1 Preferred Stock, we record an additional beneficial conversion feature that reduces our net income applicable to common shareholders. For the three and nine months ended September 30, 2007, we recorded a beneficial conversion feature of $0.2 million and $1.1 million, respectively, for the dividends in additional shares of Loral Series A-1 Preferred Stock. We will also record an additional beneficial conversion feature in a similar manner for dividends in additional shares of Loral Series B-1 Preferred Stock in the period in which shareholder approval of the class B-1 non-voting common stock is received, and thereafter. For dividends paid and accrued through September 30, 2007 on the Loral Series B-1 Preferred Stock, the beneficial conversion feature that will be recorded when shareholder approval of the class B-1 non-voting common stock is received, is approximately $6 million.

Cash requirements at Satellite Manufacturing are driven primarily by working capital requirements to finance long-term receivables associated with satellite contracts and capital spending required to maintain and expand the manufacturing facility. Capital requirements to expand the manufacturing facility beyond its current capabilities and offer customer financing terms beyond standard terms will be funded from some or all of the following: cash and short-term investments, cash flow from operations, or through additional financing activity. While its requirement for ongoing capital investment to maintain its current capacity is relatively low, SS/L has commenced a capacity expansion program that will increase manufacturing capacity to up to nine satellite awards per year and enable greater in-house manufacturing of RF components and subassemblies. This expansion, which will require total incremental capital expenditures of approximately $40 million, should be completed over the next one to two years through optimization and expansion of existing facilities and equipment and leasing of third party offsite capacity. Historically, a portion of Satellite Manufacturing revenues are paid to SS/L in the form of “orbitals”, receivable payments from its customers that are earned over the life of the satellite. These payments are contingent upon continued satellite performance. As of September 30, 2007, SS/L had orbital receivables of $121 million, which will be received over 18 years, an increase of $38 million from orbital receivables of $83 million as of

December 31, 2006. Continued growth in the Satellite Manufacturing business will result in a corresponding growth in the amount of such orbital receivables. To fund such growth, SS/L may be required to obtain additional financing.

On October 31, 2006, SS/L entered into an amendment to its amended and restated letter of credit agreement with JP Morgan Chase Bank extending the maturity of the facility to December 31, 2007 and reducing the facility availability from $20 million to $15 million. Letters of credit are available until the earlier of the stated maturity of the letter of credit, the termination of the facility, or December 31, 2007. Outstanding letters of credit are fully cash collateralized. As of September 30, 2007, $6.1 million of letters of credit under this facility were issued and outstanding.

On July 30, 2007, SS/L entered into an Amended and Restated Customer Credit Agreement (the “Credit Agreement”) with Sirius Satellite Radio Inc. (“Sirius”). The Credit Agreement amends and restates in its entirety the Customer Credit Agreement entered into by SS/L and Sirius on June 7, 2006 (the “Original Credit Agreement”). The purpose of the amendment and restatement is to make available to Sirius financing for the purchase of a second satellite under the Amended and Restated Satellite Purchase Agreement between Sirius and SS/L dated as of July 23, 2007 (the “Amended Satellite Purchase Agreement”). Under the Credit Agreement, SS/L has agreed to make loans to Sirius in an aggregate principal amount of up to $100,000,000 to finance the purchase of the Sirius FM-5 and FM-6 Satellites (the “Sirius Satellites”). Loans made under the Credit Agreement are secured by Sirius’ rights under the Amended Satellite Purchase Agreement, including its rights to the Sirius Satellites. The loans are also entitled to the benefits of a subsidiary guarantee from Satellite CD Radio, Inc., and, subject to certain exceptions, any future material subsidiary that may be formed by Sirius hereafter. The maturity date of the loans is the earliest to occur of (i) June 10, 2010, (ii) 90 days after the FM-6 Satellite becomes available for shipment and (iii) 30 days prior to the scheduled launch of the FM-6 Satellite. Loans made under the Credit Agreement generally bear interest at a variable rate equal to three-month LIBOR plus a margin. The Credit Agreement permits Sirius to prepay all or a portion of the loans outstanding without penalty, and, upon the occurrence of certain events, Sirius is required to prepay the loans. As of September 30, 2007, no loans were outstanding under the Credit Agreement and Sirius was eligible to borrow $62 million under the Credit Agreement, representing reimbursement of payments previously made by Sirius under the Amended Satellite Purchase Agreement.

On September 4, 2007, Loral Skynet entered into a Loan and Security Agreement (the “Loan Agreement”) with Valley National Bank (“Valley National”). The purpose of the Loan Agreement was to make available to Loral Skynet a loan (the “Loan”) to fund the redemption (the “Note Redemption”) of Skynet’s 14% Senior Secured Cash/PIK Notes due 2015 (the “Notes”) (see Note 10). Pursuant to the Loan Agreement, Valley National made the Loan in a single advance of $141,050,000, which Loral Skynet used to fund the Note Redemption on September 5, 2007. The interest rate on the Loan was 4.10% per annum. Upon the closing of the Telesat Canada transaction on October 31, 2007, the Loan was repaid in full.

Contractual Obligations

There have not been any significant changes to the Contractual Obligations as previously disclosed in our latest Annual Report on Form 10-K filed with the SEC. As of September 30, 2007, we recorded liabilities under FIN 48 in the amount of $63 million. We do not expect to make any significant payments regarding such liabilities during the next 12 months.

Net Cash (Used In) Provided by Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2007 was $2 million. This was primarily due to an increase of contracts-in-process of $65 million, primarily resulting from progress on new satellite programs and a reduction of customer advances of $49 million due to continued progress on the related programs, partially offset by a decrease in accounts receivable of $65 million and net income adjusted for non-cash items of $48 million.

Net cash provided by operating activities for the nine months ended September 30, 2006 was $84 million. This was primarily due to an increase in customer advances of $62 million primarily from new satellite program receipts and the net loss adjusted for non-cash items of $65 million. These increases were partially offset by a reduction in accounts payable and accrued expenses and other current liabilities of $31 million primarily due to payment of claims from the Plan of Reorganization and the expenses associated with completing the reorganization activity, and a reduction of $18 million in pension and other postretirement liabilities due to a minimum required contribution of $2 million and an additional voluntary contribution of $25 million made in the third quarter.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2007 was $150 million, resulting from capital expenditures of $78 million and an increase in restricted cash in escrow of $165 million ($142 million of such restricted cash was released from escrow in connection with the closing of the Telesat Canada transaction), partially offset by the net effect of cash management of short-term investments of $90 million and distributions from an equity investment of $3 million.

Net cash used in investing activities for the nine months ended September 30, 2006 was $155 million, resulting from the purchase of short-term investments of $119 million and capital expenditures of $44 million, partially offset by proceeds received from the disposition of an orbital slot of $6 million and a reduction in restricted cash in escrow of $2 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2007 was $286 million, resulting from the proceeds, net of expenses, from the sale of preferred stock of $284 million, borrowing of a term loan for the Loral Skynet Notes refinancing facility of $141 million and proceeds from the exercise of stock options of $2 million, partially offset by the repayment of the Loral Skynet Notes of $126 million, the redemption premium of $13 million paid on the extinguishment of the Loral Skynet Notes and cash dividends paid on preferred stock of a subsidiary of $3 million.

Net cash used in financing activities for the nine months ended September 30, 2006 was $1 million, resulting from the cash dividend payment on the Loral Skynet preferred stock made in the third quarter.

Affiliate Matters

Loral has made certain investments in joint ventures in the Satellite Services business that are accounted for under the equity method of accounting. See Note 8 to the financial statements for further information on affiliate matters. On October 31, 2007, Loral and its Canadian partner, PSP, completed the acquisition of Telesat Canada, including the transfer of substantially all of the assets and related liabilities of Loral Skynet. Loral holds a 64% economic interest in the resulting new entity (“New Telesat”) and a 33 1/3% voting interest. As a result, we will account for our investment in New Telesat under the equity method of accounting.

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

As of September 30, 2007, SS/L had the following amounts denominated in Japanese Yen and EUROs (which have been translated into U.S. dollars based on the September 30, 2007 exchange rates) that were unhedged (in millions):

	Foreign Currency	U.S.$

Future revenues — Japanese Yen	¥122.9	$1.1
Future expenditures — Japanese Yen	¥4,006.7	$34.9
Contracts-in-process, unbilled receivables/(customer advances) — Japanese Yen	¥10.4	$0.1
Future expenditures — EUROs	€3.7	$5.3

Telesat Canada Transaction — Derivatives

On December 16, 2006, a joint venture company (“Acquireco”) formed by Loral and PSP entered into a share purchase agreement with BCE Inc. and Telesat Canada for the acquisition of all the shares of Telesat Canada and certain other assets for CAD 3.25 billion (see Notes 12 and 16). As part of the transaction, the acquisition company received financing commitments from a syndicate of banks for $2.26 billion (based on an exchange rate of $1.00/CAD 0.9923 as of September 30, 2007) of senior secured credit facilities, $692.8 million of a senior unsecured bridge facility and $217.2 million of a senior subordinated unsecured bridge facility. The purchase price of Telesat Canada is in Canadian dollars, while most of the debt financing is in U.S. dollars. Accordingly, to insulate themselves from Canadian dollar versus US dollar fluctuations, Loral, through Loral Skynet, and PSP entered into financial commitments to lock in exchange rates to convert some of the U.S. dollar denominated debt proceeds to Canadian dollars. As of September 30 2007, the unrealized gain on these transactions as a result of marking these investments to market, has been recognized in the statement of operations and avoided a corresponding increase in the US dollar purchase price equivalent that would have been paid to BCE for Telesat Canada.

A summary of these transactions is as follows:

1) In December 2006, Loral Skynet entered into a currency basis swap with a single bank counterparty converting $1.054 billion of U.S. debt into CAD 1.224 billion of Canadian debt for a seven year period beginning December 17, 2007. This debt amortizes 1% per year with a final maturity of December 17, 2014. No cash payment was made by Loral to the counterparty for entering into this transaction. This agreement could be closed at any point prior to December 17, 2007 by simply moving all the terms forward to the closing date of the Telesat Canada acquisition without affecting terms. For the three and nine months ended September 30, 2007, Loral recorded a gain of $3.3 million and $6.8 million respectively, reflecting the change in the fair value of the swap. Included in foreign currency contracts on our condensed consolidated balance sheet is $4.4 million as of September 30, 2007, and $2.4 million is included in other current liabilities as of December 31, 2006, reflecting the fair value of the swap.

2) In December 2006, Loral Skynet entered into forward foreign currency contracts with a single bank counterparty selling $497.4 million for CAD 570.1 million ($1.00/CAD 1.1461) with a settlement date of December 17, 2007. In January 2007, Loral Skynet entered into additional forward foreign currency contracts with the same single bank counterparty selling $200.0 million for CAD 232.8 million ($1.00/CAD 1.1512) with a settlement date of December 17, 2007. No cash payments were made by Loral to the single bank counterparty for entering into these transactions. These agreements could be rolled forward to the closing date of the Telesat Canada acquisition with an adjustment in the exchange rate. For the three and nine months ended September 30, 2007, Loral recorded a gain of $53.4 million and $115.3, respectively, reflecting the change in the fair value of the forward contracts. As of September 30, 2007, included in foreign currency contracts on our condensed consolidated balance sheet is $112.0 million reflecting a mark-to-market exchange rate of $1.00/CAD 0.9923. As of December 31, 2006, other current liabilities include $3.3 million reflecting a mark-to-market exchange rate of $1.00/CAD 1.1539.

The Loral Skynet currency basis swap and the forward foreign currency contracts were transferred to Acquireco on October 23, 2007.

Interest

The Company has no long-term debt or any exposure to changes in interest rates with respect thereto. The Company does not actively manage its interest rate risk through the use of derivatives or other financial instruments.

As of September 30, 2007, the Company held $22.0 million in marketable securities consisting of corporate bonds, Euro dollar bonds, certificates of deposits, commercial paper, Federal Agency notes and auction rate securities. We invest in marketable securities with the intent to hold them to maturity and classify them as such, except for the auction-rate-securities which we classify as available- for-sale. At September 30, 2007, the longest maturity date for one of these investments was 16 days and the weighted average maturity of our marketable securities was approximately 10 days. Due to the short-term maturity of our investments and our intent to hold them to maturity, we believe that our exposure to interest rate risk is not significant. A hypothetical 1% movement in market interest rates on $22 million for 10 days would equate to a $6 thousand interest adjustment.

Item 4.	Disclosure Controls and Procedures

(a) Disclosure controls and procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2007, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

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

The following exhibits are filed as part of this report :

Exhibit 2.1 — Asset Transfer Agreement, dated as of August 7, 2007, by and among 4363205 Canada Inc., Loral Skynet Corporation and Loral Space & Communications Inc. (Incorporated by reference from the Company’s Current Report on 8-K filed on August 9, 2007)

Exhibit 2.2 — Amendment No. 1 to Asset Transfer Agreement, dated as of September 24, 2007, by and among 4363205 Canada Inc., Loral Skynet Corporation and Loral Space & Communications Inc. (Incorporated by reference from the Company’s Current Report on 8-K filed on September 27, 2007)

Exhibit 2.3 — Asset Purchase Agreement, dated as of August 7, 2007, by and among Loral Skynet Corporation, Skynet Satellite Corporation and Loral Space & Communications Inc. (Incorporated by reference from the Company’s Current Report on 8-K filed on August 9, 2007)

Exhibit 10.1 — Amended and Restated Customer Credit Agreement, dated as of July 30, 2007, by and between Sirius Satellite Radio Inc. and Space Systems/Loral, Inc. (Incorporated by reference from the Company’s Current Report on 8-K filed on August 2, 2007) Exhibit 10.2 — Letter Agreement dated August 8, 2007 between Loral Space & Communications Inc. and MHR Fund Management LLC. (Incorporated by reference from the Company’s Quarterly Report on 10-Q filed on August 9, 2007)

Exhibit 10.3 — Alternative Subscription Agreement, dated as of August 7, 2007, by and between Loral Space & Communications Inc., Loral Skynet Corporation and 4363205 Canada Inc. (Incorporated by reference from the Company’s Current Report on 8-K filed on August 9, 2007)

Exhibit 10.4 — Ancillary Agreement, dated as of August 7, 2007, by and among Loral Space & Communications Inc., Loral Skynet Corporation, Public Sector Pension Investment Board, 4363205 Canada Inc. and 4363230 Canada Inc. (Incorporated by reference from the Company’s Current Report on 8-K filed on August 9, 2007)

Exhibit 10.5 — Letter Agreement, dated August 29, 2007, by and among Loral Space & Communications, Inc. and the holders of the outstanding Series A Cumulative 7.50% Convertible Preferred Stock and Series B Cumulative 7.50% Convertible Preferred Stock of Loral Space & Communications Inc. (Incorporated by reference from the Company’s Current Report on 8-K filed on August 31, 2007)

Exhibit 10.6 — Loan and Security Agreement, dated as of September 4, 2007, by and between Loral Skynet Corporation and Valley National Bank (Incorporated by reference from the Company’s Current Report on 8-K filed on September 6, 2007)

Exhibit 10.6 — Continuing Corporate Guaranty, dated as of September 4, 2007, by Loral Space & Communications Inc. in favor of Valley National Bank (Incorporated by reference from the Company’s Current Report on 8-K filed on September 6, 2007)

Exhibit 10.7 — Pledge Agreement, dated as of September 4, 2007, by Loral Space & Communications Inc. in favor of Valley National Bank (Incorporated by reference from the Company’s Current Report on 8-K filed on September 6, 2007)

Exhibit 31.1 — Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

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

Registrant

Loral Space & Communications Inc.

/s/  Richard J. Townsend
Richard J. Townsend
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
and Registrant’s Authorized Officer

Date: November 9, 2007

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 2.1	—	Asset Transfer Agreement, dated as of August 7, 2007, by and among 4363205 Canada Inc., Loral Skynet Corporation and Loral Space & Communications Inc. (Incorporated by reference from the Company’s Current Report on 8-K filed on August 9, 2007).
Exhibit 2.2	—	Amendment No. 1 to Asset Transfer Agreement, dated as of September 24, 2007, by and among 4363205 Canada Inc., Loral Skynet Corporation and Loral Space & Communications Inc. (Incorporated by reference from the Company’s Current Report on 8-K filed on September 27, 2007).
Exhibit 2.3	—	Asset Purchase Agreement, dated as of August 7, 2007, by and among Loral Skynet Corporation, Skynet Satellite Corporation and Loral Space & Communications Inc. (Incorporated by reference from the Company’s Current Report on 8-K filed on August 9, 2007).
Exhibit 10.1	—	Amended and Restated Customer Credit Agreement, dated as of July 30, 2007, by and between Sirius Satellite Radio Inc. and Space Systems/Loral, Inc. (Incorporated by reference from the Company’s Current Report on 8-K filed on August 2, 2007).
Exhibit 10.2	—	Letter Agreement dated August 8, 2007 between Loral Space & Communications Inc. and MHR Fund Management LLC. (Incorporated by reference from the Company’s Quarterly Report on 10-Q filed on August 9, 2007).
Exhibit 10.3	—	Alternative Subscription Agreement, dated as of August 7, 2007, by and between Loral Space & Communications Inc., Loral Skynet Corporation and 4363205 Canada Inc. (Incorporated by reference from the Company’s Current Report on 8-K filed on August 9, 2007).
Exhibit 10.4	—	Ancillary Agreement, dated as of August 7, 2007, by and among Loral Space & Communications Inc., Loral Skynet Corporation, Public Sector Pension Investment Board, 4363205 Canada Inc. and 4363230 Canada Inc. (Incorporated by reference from the Company’s Current Report on 8-K filed on August 9, 2007).
Exhibit 10.5	—	Letter Agreement, dated August 29, 2007, by and among Loral Space & Communications, Inc. and the holders of the outstanding Series A Cumulative 7.50% Convertible Preferred Stock and Series B Cumulative 7.50% Convertible Preferred Stock of Loral Space & Communications Inc. (Incorporated by reference from the Company’s Current Report on 8-K filed on August 31, 2007).
Exhibit 10.6	—	Loan and Security Agreement, dated as of September 4, 2007, by and between Loral Skynet Corporation and Valley National Bank (Incorporated by reference from the Company’s Current Report on 8-K filed on September 6, 2007).
Exhibit 10.6	—	Continuing Corporate Guaranty, dated as of September 4, 2007, by Loral Space & Communications Inc. in favor of Valley National Bank (Incorporated by reference from the Company’s Current Report on 8-K filed on September 6, 2007).
Exhibit 10.7	—	Pledge Agreement, dated as of September 4, 2007, by Loral Space & Communications Inc. in favor of Valley National Bank (Incorporated by reference from the Company’s Current Report on 8-K filed on September 6, 2007).
Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.